Form 10-Q
period 2002-06-30
CIT GROUP INC
filed 2002-08-14
CIK 1171825

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-1861

                                   ----------

                                 CIT Group Inc.
             (Exact name of Registrant as specified in its charter)

                 Delaware                              65-1095289
    (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                Identification Number)

              1211 Avenue of the Americas, New York, New York 10036 (Address of Registrant's principal executive offices)

                                 (212) 536-1390
                         (Registrant's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 2002: Common Stock - 211,889,502.

================================================================================

                        CIT GROUP INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I--Financial Information:
Item 1--Consolidated Financial Statements ..............................       1
  Consolidated Balance Sheets (Unaudited) ..............................       1
  Consolidated Statements of Income (Unaudited) ........................     2-3
  Consolidated Statements of Shareholder's Equity (Unaudited) ..........       4
  Consolidated Statements of Cash Flows (Unaudited) ....................       5
Notes to Consolidated Financial Statements (Unaudited) .................    6-19
Item 2--Management's Discussion and Analysis of
  Financial Condition and Results of Operations ........................   20-38
Part II--Other Information:
Item 6--Exhibits and Reports on Form 8-K ...............................   39-40
Signatures .............................................................      41

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         CIT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (in millions)

                                                        June 30,   September 30,
                                                          2002         2001
                                                       ---------   -------------
ASSETS
Financing and leasing assets:
  Finance receivables ............................     $27,925.4    $31,879.4
  Reserve for credit losses ......................        (808.9)      (492.9)
                                                       ---------    ---------
  Net finance receivables ........................      27,116.5     31,386.5
  Operating lease equipment, net .................       6,689.7      6,402.8
  Finance receivables held for sale ..............         730.8      2,014.9
Cash and cash equivalents ........................       2,080.6        808.0
Goodwill, net ....................................         384.4      6,547.5
Other assets .....................................       4,334.7      3,930.4
                                                       ---------    ---------
  Total Assets ...................................     $41,336.7    $51,090.1
                                                       =========    =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
  Commercial paper ...............................     $    34.0    $ 8,869.2
  Variable-rate bank credit facilities ...........       8,534.2           --
  Variable-rate senior notes .....................       7,172.7      9,614.6
  Fixed-rate senior notes ........................      16,882.2     17,113.9
  Subordinated fixed-rate notes ..................            --        100.0
                                                       ---------    ---------
Total debt .......................................      32,623.1     35,697.7
Credit balances of factoring clients .............       1,980.0      2,392.9
Accrued liabilities and payables .................       1,961.2      2,141.5
                                                       ---------    ---------
  Total Liabilities ..............................      36,564.3     40,232.1
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely debentures of the Company .......         258.1        260.0
Shareholder's Equity:
  Contributed capital ............................      10,422.4     10,422.4
  Accumulated (deficit) earnings .................      (5,857.5)       252.4
  Accumulated other comprehensive loss ...........         (50.6)       (76.8)
                                                       ---------    ---------
  Total Shareholder's Equity .....................       4,514.3     10,598.0
                                                       ---------    ---------
  Total Liabilities and Shareholder's Equity .....     $41,336.7    $51,090.1
                                                       =========    =========

           See Notes to Consolidated Financial Statements (Unaudited).

                         CIT GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (in millions)

                                               For the Quarter
                                                    Ended       June 2 through   April 1 through
                                                   June 30,         June 30,         June 1,
                                                     2002             2001            2001
                                               ---------------  ---------------  ---------------
                                                                  (successor)     (predecessor)
Finance income ................................   $ 1,021.9          $417.9          $922.0
Interest expense ..............................       370.2           161.8           397.0
                                                  ---------          ------          ------
Net finance income ............................       651.7           256.1           525.0
Depreciation on operating lease equipment .....       295.7           110.0           241.7
                                                  ---------          ------          ------
Net finance margin ............................       356.0           146.1           283.3
Provision for credit losses ...................       357.7            18.6           148.1
                                                  ---------          ------          ------
Net finance margin after provision for credit
   losses .....................................        (1.7)          127.5           135.2
Other revenue .................................       246.1            95.9            25.9
                                                  ---------          ------          ------
Operating margin ..............................       244.4           223.4           161.1
                                                  ---------          ------          ------
Salaries and general operating expenses .......       230.4            83.0           182.5
Goodwill impairment ...........................     1,999.0              --              --
Goodwill amortization .........................          --            14.4            15.3
Acquisition related costs .....................          --              --            54.0
                                                  ---------          ------          ------
Operating expenses ............................     2,229.4            97.4           251.8
                                                  ---------          ------          ------
(Loss) income before provision for income taxes    (1,985.0)          126.0           (90.7)
(Provision) benefit for income taxes ..........        (5.8)          (53.9)           13.8
Minority interest in subsidiary trust holding
   solely debentures of the Company, after tax         (2.7)           (0.9)           (1.9)
                                                  ---------          ------          ------
Net (loss) income .............................   $(1,993.5)         $ 71.2          $(78.8)
                                                  =========          ======          ======

          See Notes to Consolidated Financial Statements (Unaudited).

                         CIT GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (in millions)

                                                 For the Nine
                                                    Months                         October 1, 2000
                                                    Ended        June 2 through        through
                                                June 30, 2002     June 30, 2001     June 1, 2001
                                                -------------    --------------    ---------------
                                                                   (successor)      (predecessor)
Finance income ................................   $ 3,327.6           $417.9           $3,690.0
Interest expense ..............................     1,091.5            161.8            1,674.9
                                                  ---------           ------           --------
Net finance income ............................     2,236.1            256.1            2,015.1
Depreciation on operating lease equipment .....       944.4            110.0              936.5
                                                  ---------           ------           --------
Net finance margin ............................     1,291.7            146.1            1,078.6
Provision for credit losses ...................       665.6             18.6              280.2
                                                  ---------           ------           --------
Net finance margin after provision for credit
   losses .....................................       626.1            127.5              798.4
Other revenue .................................       723.3             95.9              454.8
                                                  ---------           ------           --------
Operating margin ..............................     1,349.4            223.4            1,253.2
                                                  ---------           ------           --------
Salaries and general operating expenses .......       687.8             83.0              705.3
Goodwill impairment ...........................     6,511.7               --                 --
Goodwill amortization .........................          --             14.4               60.3
Acquisition related costs .....................          --               --               54.0
                                                  ---------           ------           --------
Operating expenses ............................     7,199.5             97.4              819.6
                                                  ---------           ------           --------
(Loss) income before provision for income taxes    (5,850.1)           126.0              433.6
(Provision) for income taxes ..................      (252.1)           (53.9)            (184.5)
Minority interest in subsidiary trust holding
   solely debentures of the Company, after tax         (7.7)            (0.9)              (7.7)
                                                  ---------           ------           --------
Net (loss) income .............................   $(6,109.9)          $ 71.2           $  241.4
                                                  =========           ======           ========

          See Notes to Consolidated Financial Statements (Unaudited).

                         CIT GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)
                                  (in millions)

                                                                                        Accumulated
                                                                      Accumulated          Other             Total
                                                       Contributed      Earnings       Comprehensive      Shareholder's
                                                         Capital       (Deficit)       (Loss) Income         Equity
                                                       -----------    -----------      -------------      -------------
September 30, 2001 .................................     $10,422.4     $   252.4           $(76.8)          $10,598.0
                                                                                                            ---------
Net loss ...........................................                    (6,109.9)                            (6,109.9)
Foreign currency translation adjustments ...........                                        (14.1)              (14.1)
Unrealized gain on securitization
  and equity investments, net ......................                                         20.1                20.1
Change in fair values of derivatives
  qualifying as cash flow hedges ...................                                         20.2                20.2
                                                                                                            ---------
Total comprehensive income .........................                                                         (6,083.7)
                                                         ---------     ---------           ------           ---------
June 30, 2002 ......................................     $10,422.4     $(5,857.5)          $(50.6)          $ 4,514.3
                                                         =========     =========           ======           =========

           See Notes to Consolidated Financial Statements (Unaudited).

                         CIT GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (in millions)

                                                    For the Nine Months          June 2         October 1, 2000
                                                           Ended                through             through
                                                       June 30, 2002          June 30, 2001       June 1, 2001
                                                    -------------------       -------------     ---------------
                                                                              (successor)        (predecessor)
Cash Flows From Operations
Net (loss) income ..................................     $(6,109.9)            $    71.2         $   241.4
Adjustments to reconcile net income to net
  cash flows from operations:
Goodwill impairment ................................       6,511.7                    --                --
Provision for credit losses ........................         665.6                  18.6             280.2
Depreciation and amortization ......................         967.4                 127.9           1,024.5
Provision for deferred federal income taxes ........         245.7                  23.3             149.7
Special charges ....................................            --                    --              78.1
Gains on equipment, receivable and
  investment sales .................................        (188.3)                (47.8)           (192.5)
Increase in other assets ...........................        (153.5)               (183.9)           (408.5)
(Decrease) increase in accrued liabilities
  and payables .....................................        (542.6)               (136.1)            481.2
Other ..............................................          66.8                 (17.4)             44.3
                                                         ---------             ---------         ---------
Net cash flows provided by (used for) operations ...       1,462.9                (144.2)          1,698.4
                                                         ---------             ---------         ---------
Cash Flows From Investing Activities
Loans extended .....................................     (36,384.1)             (4,223.1)        (33,626.5)
Collections on loans ...............................      32,177.1               3,457.4          29,112.6
Proceeds from asset and receivable sales ...........       9,756.8               1,782.5           4,950.8
Purchases of assets to be leased ...................      (1,576.3)               (237.2)         (1,498.9)
Net (increase) decrease in short-term factoring
  receivables ......................................        (704.2)                 21.2             133.6
Purchase of finance receivable portfolios ..........        (372.7)                   --            (123.3)
Other ..............................................         (45.4)                 (2.3)            (42.4)
                                                         ---------             ---------         ---------
Net cash flows provided by (used for)
  investing activities .............................       2,851.2                 798.5          (1,094.1)
                                                         ---------             ---------         ---------
Cash Flows From Financing Activities
Repayments of variable and fixed-rate notes ........      (5,782.8)             (1,482.0)         (9,499.1)
Proceeds from the issuance of variable and
  fixed-rate notes .................................      11,543.4                    --           9,648.2
Net (decrease) increase in commercial paper ........      (8,835.2)               (721.2)            584.8
Cash collected for prior period capital
  contribution from Tyco ...........................         200.0                 275.0                --
Net (repayment) collection of non-recourse
  leveraged lease debt .............................        (166.9)                 17.7              50.2
Cash dividends paid ................................            --                    --             (79.0)
Treasury stock issued ..............................            --                    --              27.6
                                                         ---------             ---------         ---------
Net cash flows (used for) provided by
  financing activities .............................      (3,041.5)             (1,910.5)            732.7
                                                         ---------             ---------         ---------
Net increase (decrease) in cash and cash equivalents       1,272.6              (1,256.2)          1,337.0
Cash and cash equivalents, beginning of period .....         808.0               2,156.4             819.4
                                                         ---------             ---------         ---------
Cash and cash equivalents, end of period ...........     $ 2,080.6             $   900.2         $ 2,156.4
                                                         =========             =========         =========

           See Notes to Consolidated Financial Statements (Unaudited).

                         CIT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1--Summary of Significant Accounting Policies

      CIT Group Inc. ("CIT" or "the Company"), formerly known as Tyco Capital Corporation and previously The CIT Group, Inc., is a diversified finance company engaging in vendor, equipment, commercial, consumer and structured financing and leasing activities.

      Basis of Presentation--These financial statements, which have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States and should be read in conjunction with the Company's Annual Report on Form 10-K for the transitional nine-month period ended September 30, 2001. These financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT's financial position and results of operations. Certain prior period amounts have been reclassified to conform to current period presentation.

      On June 1, 2001, the Company was acquired by a wholly-owned subsidiary of Tyco International Ltd. in a purchase business combination. Tyco International Ltd. and its subsidiaries, excluding CIT and its subsidiaries, are referred to herein as "Tyco." In accordance with the guidelines for accounting for business combinations, the purchase price paid by Tyco plus related purchase accounting adjustments, were "pushed down" and recorded in CIT's financial statements for the periods after June 1, 2001, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001. As of the acquisition date, assets and liabilities were recorded at estimated fair value in CIT's financial statements. Any resulting premiums or discounts are being accreted or amortized on a level yield basis over the remaining estimated lives of the corresponding assets or liabilities. Information relating to all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting. CIT operated its businesses independently as an indirect wholly-owned subsidiary of Tyco (see Note 2).

Note 2--Acquisition by Tyco

      The purchase price paid by Tyco for CIT and other consideration totaled approximately $9.5 billion. The $9.5 billion value consisted of the following: the issuance on June 1, 2001 of approximately 133.0 million Tyco common shares valued at $6,650.5 million in exchange for approximately 73% of the outstanding CIT common stock (including exchangeable shares of CIT Exchangeco, Inc.); the payment on June 1, 2001 of $2,486.4 million in cash to The Dai-Ichi Kangyo Bank, Limited ("DKB") for approximately 27% of the outstanding CIT common stock; the issuance of stock options for Tyco common shares valued at $318.6 million in exchange for CIT stock options; and the payment of $29.2 million in acquisition-related costs incurred by Tyco. In addition, $22.3 million in acquisition-related costs were incurred and paid by Tyco and have been reflected in CIT's equity as an additional capital contribution. The purchase of the CIT common stock held by DKB, which was contingent upon the satisfaction of the conditions to the merger, took place on June 1, 2001 immediately prior to the closing of the merger. Additionally, Tyco made capital contributions totaling $898.1 million for the period June 2, 2001 through September 30, 2001, including a note receivable of $200.0 million. There were no further capital contributions from Tyco subsequent to September 30, 2001, although the $200.0 million note receivable at September 30, 2001 relating to the prior fiscal year capital contribution was paid by Tyco during the first quarter of fiscal 2002.

      In connection with the acquisition by Tyco, CIT recorded acquired assets and liabilities at their estimated fair values. Fair value estimates are subject to future adjustment when appraisals or other valuation data are obtained or when restructuring plans are committed to and finalized. All such additional purchase accounting adjustments were finalized by March 31, 2002.

                         CIT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      There were no acquisition related adjustments recorded during the June 2002 quarter. However, during the nine months ended June 30, 2002, CIT recorded additions to goodwill of $348.6 million. Goodwill adjustments relate to fair value adjustments to purchased assets and liabilities, and accruals relating to severance, facilities or other expenses incurred as a result of the purchase transaction. The accruals of $79.1 million recorded during the six months ended March 31, 2002 related to finalizing integration and consolidation plans for the elimination of additional corporate administrative and other personnel located primarily in North America and Europe. These accruals resulted in additional purchase accounting liabilities, which also increased goodwill and deferred tax assets.

      The following table summarizes purchase accounting liabilities (pre-tax) related to severance of employees and closing facilities and current year utilization that were recorded during the nine months ended June 30, 2002 in connection with the acquisition by Tyco. Fair value adjustments and adjustments related to the sale or liquidation of certain non-strategic portfolios are not included ($ in millions).

                                                    Severance                 Facilities
                                            -----------------------    -----------------------
                                             Number of                 Number of                     Other       Total
                                             Employees      Reserve    Facilities      Reserve      Reserves     Reserve
                                            -----------    --------    ----------      -------      --------     -------
Balance at September 30, 2001 .............     263          $25.6         --           $  --         $4.4        $30.0
Fiscal 2002 acquisition reserves ..........     826           58.4         19            20.7           --         79.1
Fiscal 2002 utilization ...................    (797)         (53.4)        --            (5.3)        (4.4)       (63.1)
                                                ---          -----         --           -----         ----        -----
Balance at June 30, 2002 ..................     292          $30.6         19           $15.4         $ --        $46.0
                                                ===          =====         ==           =====         ====        =====

Note 3--Derivative Financial Instruments

      The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as hedges of future cash flows at September 30, 2001 and the balance outstanding at June 30, 2002 are presented in the following table ($ in millions):

                                           Adjustment of
                                           Fair Value of        Income Tax        Net Unrealized
                                            Derivatives           Effects          Loss (Gain)
                                           -------------        ----------        --------------
Balance at September 30, 2001 ..........       $102.3             $(38.9)              $63.4
Changes in values of derivatives
  qualifying as cash flow hedges .......        (32.6)              12.4               (20.2)
                                               ------             ------               -----
Balance at June 30, 2002 ...............       $ 69.7             $(26.5)              $43.2
                                               ======             ======               =====

      The unrealized loss as of June 30, 2002, presented in the preceding table, primarily reflects our use of interest rate swaps to convert variable-rate debt to fixed-rate debt, and is due to the fact that interest rates have declined from the June 1, 2001 Tyco acquisition date, or from the inception date of the derivative contracts. During the quarter ended June 30, 2002 approximately $0.1 million, before taxes, was recorded as additional interest expense for the ineffective portion of changes in fair values of cash flow hedges. Assuming no change in interest rates, $69.8 million, net of tax, of Accumulated Other Comprehensive Loss is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made. The Accumulated Other Comprehensive Loss (along with the corresponding swap liability) will be adjusted as market interest rates change over the remaining life of the swaps. The table above does not include any information on the impact on Accumulated Other Comprehensive Loss of changes in the value of retained interests in securitizations.

                         CIT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      CIT uses derivatives for hedging purposes only, and does not enter into derivative financial instruments for trading or speculative purposes. As part of managing the exposure to changes in market interest rates, CIT, as an end-user, enters into various interest rate swap transactions in the over-the-counter markets, with other financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated according to a hedge objective against a specified liability, including senior notes, bank credit facilities, and commercial paper. CIT's primary hedge objectives include the conversion of variable-rate liabilities to fixed rates, and the conversion of fixed-rate liabilities to variable rates. The notional amounts, rates, indices and maturities of CIT's derivatives are required to closely match the related terms of CIT's hedged liabilities.

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedge objectives at June 30, 2002 ($ in millions):

Interest Rate Swaps                   Notional Amount                             Description
-------------------------------       ---------------          --------------------------------------------------
Floating to fixed-rate
  swaps (cash flow hedges) .....          $3,124.9             Effectively converts the interest rate on an
                                                               equivalent amount of variable-rate borrowings to a
                                                               fixed rate.
Fixed to floating-rate
  swaps (fair value hedges) ....           2,033.8             Effectively converts the interest rate on an
                                          --------             equivalent amount of fixed-rate senior notes to a
Total interest rate swaps ......          $5,158.7             variable rate.
                                          ========

      CIT also utilizes foreign currency exchange forward contracts to hedge currency risk underlying its net investments in foreign operations and cross currency interest rate swaps to hedge both foreign currency and interest rate risk underlying foreign debt. At June 30, 2002, CIT was party to foreign currency exchange forward contracts with notional amounts totaling $3.4 billion and maturities ranging from 2002 to 2006. CIT was also party to cross currency interest rate swaps with notional amounts totaling $2.0 billion and maturities ranging from 2002 to 2027.

                         CIT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4--Business Segment Information

      The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement totals and consolidated total managed assets at and for the nine months ended June 30, 2002 and 2001 ($ in millions).

                                     Equipment
                                     Financing     Specialty    Commercial    Structured    Total
                                    and Leasing     Finance       Finance       Finance    Segments   Corporate(1)(2)  Consolidated
                                    -----------   -----------   ----------    ----------   --------   ---------------  ------------
At and for the nine months ended
June 30, 2002  (successor)
Operating margin ..................    $462.6        $726.7        $351.4         $76.2     $1,616.9      $(267.5)        $1,349.4
Income taxes ......................      96.9         172.2          90.4          18.7        378.2       (126.1)           252.1
Net income (loss) .................     183.8         280.9         147.6          30.6        642.9     (6,752.8)        (6,109.9)
Total financing and leasing
   assets .........................  14,499.4      10,009.7       8,180.5       3,018.8     35,708.4            --        35,708.4
Total managed assets ..............  19,157.6      17,319.4       8,180.5       3,018.8     47,676.3            --        47,676.3

At and for the nine months ended
June 30, 2001 (combined)
Operating margin ..................    $538.5        $685.3        $352.4         $70.7     $1,646.9      $(170.3)        $1,476.6
Income taxes ......................     111.2         121.6          84.6          12.3        329.7        (91.3)           238.4
Net income (loss) .................     217.0         196.0         131.8          30.4        575.2       (262.6)           312.6
Total financing and leasing
   assets .........................  17,318.8      12,410.4       7,776.0       3,007.6     40,512.8            --        40,512.8
Total managed assets ..............  21,927.1      18,377.2       7,776.0       3,007.6     51,087.9            --        51,087.9

----------
(1) Goodwill impairment (net of tax) for the nine months ended June 30, 2002 of $6,511.7 million and reserve additions of $355.0 million primarily relating to telecommunications and the Argentine portfolios are reflected in Corporate in the table above.

(2) Goodwill amortization (net of tax) for the nine months ended June 30, 2001 of $67.0 million and special charges of $221.6 million ($158.0 million after tax) are reflected in Corporate in the table above. The adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142") in October 2001 eliminated goodwill amortization.

                         CIT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5--Concentrations

      The following table presents the geographic and industry compositions of financing and leasing portfolio assets at June 30, 2002 and September 30, 2001 ($ in millions).

                                  At June 30, 2002(1)     At September 30, 2001
                                 --------------------     ---------------------
Geographic:                       Amount     Percent        Amount     Percent
                                 ---------  ---------     ----------  ---------
North America:
Northeast ...................    $ 7,905.0     22.1%      $ 9,117.9      22.4%
West ........................      6,245.0     17.5         7,561.7      18.6
Midwest .....................      5,926.2     16.6         6,957.3      17.0
Southeast ...................      4,704.3     13.2         5,505.4      13.5
Southwest ...................      3,662.0     10.2         4,708.1      11.6
Canada ......................      1,737.4      4.9         1,952.4       4.8
                                 ---------    -----       ---------     -----
Total North America .........     30,179.9     84.5        35,802.8      87.9
Other foreign(1) ............      5,528.5     15.5         4,926.4      12.1
                                 ---------    -----       ---------     -----
Total .......................    $35,708.4    100.0%      $40,729.2     100.0%
                                 =========    =====       =========     =====

                                   At June 30, 2002       At September 30, 2001
                                 --------------------     ---------------------
Industry:                         Amount     Percent        Amount     Percent
                                 ---------  ---------     ----------  ---------
Manufacturing(2) (none
  greater than 3.4%) ........    $ 7,336.5     20.5%      $ 8,442.2      20.7%
Retail(3) ...................      4,246.9     11.9         5,020.9      12.3
Commercial airlines
  (including regional
  airlines) .................      4,242.3     11.9         3,412.3       8.4
Transportation(4) ...........      2,714.2      7.6         2,675.8       6.6
Communications ..............      1,866.1      5.2         1,590.3       3.9
Construction ................      1,770.0      5.0         2,273.7       5.6
Service industries ..........      1,457.3      4.1         1,755.3       4.3
Home mortgage ...............      1,241.0      3.5         2,760.2       6.8
Wholesaling .................      1,229.6      3.4         1,435.7       3.5
Other (none greater
  than 3.2%) ................      9,604.5     26.9        11,362.8      27.9
                                 ---------    -----       ---------     -----
Total .......................    $35,708.4    100.0%      $40,729.2     100.0%
                                 =========    =====       =========     =====
----------
(1) At June 30, 2002 the Company had approximately $180 million of U.S. dollar-denominated loans and assets outstanding to customers located in or doing business in Argentina. A provision of $135.0 million was recorded during the nine months ended June 30, 2002 relating to the economic reforms instituted by the Argentine government that converted dollar-denominated receivables into the peso.

(2) Includes manufacturers of steel and metal products, textiles and apparel, printing and paper products, and other industries.

(3)   Includes retailers of general merchandise (4.0%) and apparel (4.3%).

(4)   Includes rail, bus, over-the-road trucking and business aircraft.

                         CIT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6--Accounting Change--Goodwill

      The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the beginning of CIT's 2002 fiscal year, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead will be assessed for impairment at least annually. As part of the adoption, the Company allocated its existing goodwill to each of the reporting units as of October 1, 2001. Under the transition provisions of SFAS No. 142, as of October 1, 2001, there was no goodwill impairment.

      During the quarter ended March 31, 2002, our former parent, Tyco, experienced disruptions to its business surrounding its announced break-up plan, a downgrade in its credit rating, and a significant decline in its market capitalization. As a result of these events at Tyco, CIT also experienced credit downgrades and a disruption to its funding base and ability to access capital markets. Further, market-based information used in connection with our preliminary consideration of an initial public offering for 100% of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, management performed a Step 1 SFAS 142 impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that date.

      Management's objective in performing the Step 1 SFAS 142 analysis was to obtain relevant market-based data to calculate the estimated fair value of each CIT reporting unit as of March 31, 2002 based on each reporting unit's projected earnings and market factors that would be used by market participants in ascribing value to each of these reporting units in the planned separation of CIT from Tyco. Management obtained relevant market data from our financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to each reporting unit as of March 31, 2002 and applied this market data to the individual reporting unit's projected annual earnings as of March 31, 2002 to calculate an estimated fair value of each reporting unit and any resulting reporting unit goodwill impairment. The estimated fair values were compared to the corresponding carrying value of each reporting unit at March 31, 2002, resulting in a $4.512 billion estimated impairment charge as of March 31, 2002.

      SFAS 142 requires a second step analysis whenever the reporting unit book value exceeds its estimated fair value. This analysis requires the Company to estimate the fair value of each reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. During the quarter ended June 30, 2002 we completed this analysis for each reporting unit and determined that an additional Step 2 goodwill impairment charge of $132.0 million was required based on March 31, 2002 reporting unit values.

      Subsequent to March 31, 2002, CIT experienced further credit downgrades and the business environment and other factors continued to negatively impact the expected CIT IPO proceeds. As a result, we performed Step 1 and Step 2 analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. This analysis was based upon updated market data from our financial advisors regarding the individual reporting units, and other relevant market data at June 30, 2002 and through the period immediately following the IPO of the Company, including the total amount of the IPO proceeds. This analysis resulted in Step 1 and Step 2 goodwill impairment of $1.719 billion and $148.0 million, respectively, as of June 30, 2002, which was recorded during the June quarter.

                         CIT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      The changes in the carrying amount of goodwill for the nine months ended June 30, 2002 are as follows ($ in millions):

                                     Equipment
                                   Financing and     Specialty       Commercial     Structured
                                      Leasing         Finance          Finance       Finance         Total
                                   -------------    -----------      -----------    ----------    ----------
Balance as of September 30, 2001     $ 2,070.7      $  2,572.3       $  1,863.1      $  63.4      $  6,569.5
Reclassification of intangible
  assets to other assets ........           --              --            (22.0)          --           (22.0)
                                     ---------      ----------       ----------      -------      ----------
Balances as of September 30, 2001
  after reclassification ........      2,070.7         2,572.3          1,841.1         63.4         6,547.5
Goodwill adjustments related to
  our acquisition by Tyco .......        163.8           178.0              4.1          2.7           348.6

Goodwill impairment .............     (2,234.5)       (2,736.3)        (1,474.8)       (66.1)       (6,511.7)
                                     ---------      ----------       ----------      -------      ----------
Balance as of June 30, 2002 .....    $      --      $     14.0       $    370.4      $    --      $    384.4
                                     =========      ==========       ==========      =======      ==========

      Following is a reconciliation of previously reported net income to adjusted net income excluding goodwill amortization for the quarter and nine months ended June 30, 2001 ($ in millions):

                                                 Quarter Ended June 30,             Nine Months Ended June 30,
                                             -----------------------------       --------------------------------
                                                2002               2001             2002                  2001
                                             -----------        ----------       -----------           ----------
                                             (successor)        (combined)       (successor)           (combined)
Net  (loss) income as reported .........      $(1,993.5)          $(7.6)          $(6,109.9)              $312.6
Goodwill amortization, net of tax ......             --            27.2                  --                 67.0
                                              ---------           -----           ---------               ------
Adjusted  net (loss)  income ...........      $(1,993.5)          $19.6           $(6,109.9)              $379.6
                                              =========           =====           =========               ======

      Other intangible assets, net, comprised primarily of proprietary computer software and related transaction processes, totaled $18.7 million and $22.0 million at June 30, 2002 and September 30, 2001, respectively, and are included in Other Assets on the Consolidated Balance Sheets. These assets are being amortized over a five year period on a straight-line basis, resulting in an annual amortization of $4.4 million. Amortization of intangible assets of $1.1 million and $3.3 million is included in the results of operations for the quarter and nine months ended June 30, 2002, respectively

Note 7--Related Party Transactions

      Upon the acquisition, CIT and Tyco entered into an Operating Agreement, dated as of June 1, 2001, which limited certain transactions between CIT and Tyco while Tyco was a shareholder of CIT and required that CIT would at all times maintain its books, records and assets separately from Tyco. The Operating Agreement was terminated upon the completion of the IPO on July 8, 2002.

                         CIT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      On February 14, 2002, CIT amended its public debt indentures to prohibit certain transactions between CIT and Tyco while Tyco owned 50% or more of CIT's outstanding stock. These provisions are not applicable following the IPO. The Operating Agreement and indenture amendments are discussed in more depth in the CIT March 31, 2002 Form 10-Q/A.

      During the quarter ended June 30, 2002, CIT decreased the capacity available under a factoring program with Tyco from $384.4 million to $337.6 million. During the quarter, certain subsidiaries of Tyco sold receivables of $319.0 million to CIT and CIT recognized $3.4 million fee income. The transaction was satisfied as of June 30, 2002.

      CIT has entered into a number of equipment loans and leases with affiliates of Tyco. Loan and lease terms generally range from 3 to 12 years. Tyco has guaranteed payment and performance obligations under each loan and lease agreement. At June 30, 2002, the aggregate amount outstanding under these equipment loans and leases was approximately $70.2 million, and the aggregate amount outstanding upon delivery of all applicable equipment will be approximately $72.5 million.

      While CIT was an indirect subsidiary of Tyco, certain of CIT's operating expenses were paid by Tyco and billed to CIT. As of June 30, 2002, CIT had outstanding payables to subsidiaries of Tyco totaling $23.8 million related primarily to these charges. These payables were subsequently satisfied.

      On May 1, 2002, CIT assumed a corporate aircraft lease obligation from Tyco. The assumed lease obligation is approximately $16.0 million for a period of 134 months beginning on May 1, 2002. Prior to Tyco's acquisition, CIT had an agreement to purchase this aircraft directly from the previous owner.

      Following June 30, 2002, but immediately prior to the closing of the IPO, Tyco effectuated a restructuring whereby CIT Group Inc. (Nevada) was merged into Tyco Capital Holdings (TCH), a direct, wholly-owned subsidiary of Tyco Capital, a Bermuda Company. This combined entity was then merged into CIT Group Inc. (Delaware). TCH was incorporated in October 2000 and its only activity had been in connection with its capacity as the holding company for the acquisition of CIT by Tyco on June 1, 2001. TCH had no assets or liabilities, other than its investment in CIT, at the time of the merger. Tyco completed the IPO on July 8, 2002 and CIT subsequently received the proceeds from the underwriters' over-allotment option. See Note 10 "Subsequent Events" for further details.

Note 8--Commitments

      As of June 30, 2002, remaining commitments to purchase aircraft from both Airbus Industrie and The Boeing Company totaled 94 units at an approximate value of $4.4 billion, including options to purchase additional units. Additionally, in some cases CIT has the flexibility to delay or terminate certain positions. Deliveries of these new aircraft are scheduled to take place through 2006. As of June 30, 2002, all delivered aircraft have been placed in service. Remaining deliveries for calendar years 2002 and 2003 are 5 and 19, respectively, of which all 2002 and eight 2003 deliveries have customers in place as of June 30, 2002.

                         CIT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9--Summarized Financial Information of Subsidiaries

      The following presents condensed consolidating financial information for CIT Holdings LLC and its wholly-owned subsidiary, Capita Corporation (formerly AT&T Capital Corporation). CIT has guaranteed on a full and unconditional basis the existing registered debt securities and certain other indebtedness of these subsidiaries.

                           CONSOLIDATING BALANCE SHEET
                                  June 30, 2002
                                   (successor)

                                                                          CIT
                                               CIT         Capita       Holdings      Other
($ in millions)                             Group Inc.   Corporation       LLC     Subsidiaries   Eliminations      Total
------------------------------------------  ----------   -----------   ---------   ------------   ------------    ---------
ASSETS
Net finance receivables ..................   $   783.2    $ 2,669.7    $   905.7      $22,757.9     $      --     $27,116.5
Operating lease equipment, net ...........          --        951.2        198.0        5,540.5            --       6,689.7
Finance receivables held for sale ........          --         51.1         71.5          608.2            --         730.8
Cash and cash equivalents ................     1,713.5         61.3        264.4           41.4            --       2,080.6
Other assets .............................     4,905.6        109.7        224.3        3,993.8      (4,514.3)      4,719.1
                                             ---------    ---------    ---------      ---------     ---------     ---------
Total Assets .............................   $ 7,402.3    $ 3,843.0    $ 1,663.9      $32,941.8     $(4,514.3)    $41,336.7
                                             =========    =========    =========      =========     =========     =========
LIABILITIES AND
  SHAREHOLDER'S EQUITY
Debt .....................................   $28,469.1    $ 1,857.8    $ 2,181.5      $   114.7     $      --     $32,623.1
Credit balances of factoring clients .....          --           --           --        1,980.0            --       1,980.0
Other liabilities ........................   (25,581.1)     1,533.1     (2,461.1)      28,470.3            --       1,961.2
                                             ---------    ---------    ---------      ---------     ---------     ---------
Total Liabilities ........................     2,888.0      3,390.9       (279.6)      30,565.0            --      36,564.3
Preferred securities .....................          --           --           --          258.1            --         258.1
Equity ...................................     4,514.3        452.1      1,943.5        2,118.7      (4,514.3)      4,514.3
                                             ---------    ---------    ---------      ---------     ---------     ---------
Total Liabilities and Shareholder's Equity   $ 7,402.3    $ 3,843.0    $ 1,663.9      $32,941.8     $(4,514.3)    $41,336.7
                                             =========    =========    =========      =========     =========     =========

                         CIT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9--Summarized Financial Information of Subsidiaries - Continued

                           CONSOLIDATING BALANCE SHEET
                               September 30, 2001
                                   (successor)

                                                                              CIT
                                                              Capita        Holdings        Other
($ in millions)                            CIT Group Inc.   Corporation       LLC        Subsidiaries   Eliminations      Total
----------------------------------------   --------------   -----------     --------     ------------   ------------    ----------
ASSETS
Net finance receivables ..................   $ 1,834.6       $ 3,074.4     $ 1,506.1       $24,971.4      $       --     $31,386.5
Operating lease equipment, net ...........          --         1,203.2         273.4         4,926.2              --       6,402.8
Finance receivables held for sale ........          --            32.9         157.5         1,824.5              --       2,014.9
Cash and cash equivalents ................       440.0           107.0           4.2           256.8              --         808.0
Other assets .............................    16,719.7           291.4         302.8         3,762.0       (10,598.0)     10,477.9
                                             ---------       ---------     ---------       ---------      ----------     ---------
Total Assets .............................   $18,994.3       $ 4,708.9     $ 2,244.0       $35,740.9      $(10,598.0)    $51,090.1
                                             =========       =========     =========       =========      ==========     =========
LIABILITIES AND
  SHAREHOLDER'S EQUITY
Debt .....................................   $30,218.0       $ 2,879.2     $ 1,972.3       $   628.2      $       --     $35,697.7
Credit balances of factoring clients .....          --              --            --         2,392.9              --       2,392.9
Other liabilities ........................   (21,821.7)        1,275.7      (1,656.1)       24,343.6              --       2,141.5
                                             ---------       ---------     ---------       ---------      ----------     ---------
Total Liabilities ........................     8,396.3         4,154.9         316.2        27,364.7              --      40,232.1
Preferred securities .....................          --              --            --           260.0              --         260.0
Equity ...................................    10,598.0           554.0       1,927.8         8,116.2       (10,598.0)     10,598.0
                                             ---------       ---------     ---------       ---------      ----------     ---------
Total Liabilities and Shareholder's Equity   $18,994.3       $ 4,708.9     $ 2,244.0       $35,740.9      $(10,598.0)    $51,090.1
                                             =========       =========     =========       =========      ==========     =========

                         CIT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9--Summarized Financial Information of Subsidiaries - Continued

                        CONSOLIDATING STATEMENT OF INCOME
                         Nine Months Ended June 30, 2002
                                   (successor)

                                                                                CIT
                                                                  Capita      Holdings      Other
($ in millions)                                 CIT Group Inc.  Corporation     LLC      Subsidiaries  Eliminations    Total
----------------------------------------------  --------------  -----------   --------   ------------  ------------  --------
Finance income ...............................    $   165.2      $  805.2    $  179.6      $2,177.6      $     --   $ 3,327.6
Interest expense .............................         14.3         303.4        (5.8)        779.6            --     1,091.5
                                                  ---------      --------    --------      --------      --------   ---------
Net finance income ...........................        150.9         501.8       185.4       1,398.0            --     2,236.1
Depreciation on operating lease equipment ....           --         376.9        81.3         486.2            --       944.4
                                                  ---------      --------    --------      --------      --------   ---------
Net finance margin ...........................        150.9         124.9       104.1         911.8            --     1,291.7
Provision for credit losses ..................        278.2         170.5        13.2         203.7            --       665.6
                                                  ---------      --------    --------      --------      --------   ---------
Net finance margin after provision for
   credit losses .............................       (127.3)        (45.6)       90.9         708.1            --       626.1
Equity in net income of subsidiaries .........        522.8            --          --            --        (522.8)         --
Other revenue ................................          2.5          90.6        67.0         563.2            --       723.3
                                                  ---------      --------    --------      --------      --------   ---------
Operating margin .............................        398.0          45.0       157.9       1,271.3        (522.8)    1,349.4
Operating expenses ...........................      6,566.8         125.0        53.8         453.9            --     7,199.5
                                                  ---------      --------    --------      --------      --------   ---------
(Loss) income before provision for income
   taxes .....................................     (6,168.8)        (80.0)      104.1         817.4        (522.8)   (5,850.1)
(Provision) benefit for income taxes .........         58.9          37.0       (44.7)       (303.3)           --      (252.1)
Minority interest, after tax .................           --            --          --          (7.7)           --        (7.7)
                                                  ---------      --------    --------      --------      --------   ---------
Net (loss) income ............................    $(6,109.9)     $  (43.0)   $   59.4      $  506.4      $ (522.8)  $(6,109.9)
                                                  =========      ========    ========      ========      ========   =========

                         CIT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9--Summarized Financial Information of Subsidiaries - Continued

                        CONSOLIDATING STATEMENT OF INCOME
                         Nine Months Ended June 30, 2001
                                   (combined)

                                                                             CIT
                                                             Capita        Holdings      Other
($ in millions)                            CIT Group Inc.  Corporation       LLC      Subsidiaries  Eliminations      Total
-----------------------------------------  --------------  -----------     --------   ------------  ------------    --------
Finance income .............................  $  237.2      $1,030.5      $  208.6      $2,631.6      $     --      $4,107.9
Interest expense ...........................     188.5         151.5          21.6       1,475.1            --       1,836.7
                                              --------      --------      --------      --------      --------      --------
Net finance income .........................      48.7         879.0         187.0       1,156.5            --       2,271.2
Depreciation on operating lease equipment ..        --         470.1          99.0         477.4            --       1,046.5
                                              --------      --------      --------      --------      --------      --------
Net finance margin .........................      48.7         408.9          88.0         679.1            --       1,224.7
Provision for credit losses ................      25.6          91.9          43.0         138.3            --         298.8
                                              --------      --------      --------      --------      --------      --------
Net finance margin after provision for
   credit losses ...........................      23.1         317.0          45.0         540.8            --         925.9
Equity in net income of subsidiaries .......     493.2            --            --            --        (493.2)           --
Other revenue ..............................     (62.4)         79.8          67.1         466.2            --         550.7
                                              --------      --------      --------      --------      --------      --------
Operating margin ...........................     453.9         396.8         112.1       1,007.0        (493.2)      1,476.6
Operating expenses .........................     183.8         176.4          79.7         477.1            --         917.0
                                              --------      --------      --------      --------      --------      --------
Income before provision for income taxes ...     270.1         220.4          32.4         529.9        (493.2)        559.6
(Provision) benefit for income taxes .......      42.5         (80.9)        (21.1)       (178.9)           --        (238.4)
Minority interest, after tax ...............        --            --            --          (8.6)           --          (8.6)
                                              --------      --------      --------      --------      --------      --------
Net (loss) income ..........................  $  312.6      $  139.5      $   11.3      $  342.4      $ (493.2)     $  312.6
                                              ========      ========      ========      ========      ========      ========

                         CIT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9--Summarized Financial Information of Subsidiaries - Continued

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         Nine Months Ended June 30, 2002
                                   (combined)

                                                                                   CIT
                                                      CIT Group       Capita     Holdings     Other
($ in millions)                                          Inc.      Corporation     LLC     Subsidiaries  Eliminations     Total
---------------------------------------------------   ---------    -----------   --------  ------------  ------------   --------
Cash Flows from Operating Activities:
Net cash flows provided by (used for) operations ..    $  310.8     $  110.0     $ (495.5)   $1,537.6      $     --     $1,462.9
                                                       --------     --------     --------    --------      --------     --------
Cash Flows from Investing Activities:
Net decrease in financing and leasing assets ......       773.2        135.9        694.8     1,125.8            --      2,729.7
Decrease in intercompany loans and investments ....     1,938.4           --           --          --      (1,938.4)          --
Other .............................................          --           --           --       (45.4)           --        (45.4)
                                                       --------     --------     --------    --------      --------     --------
Net cash flows provided by investing activities ...     2,711.6        135.9        694.8     1,080.4      (1,938.4)     2,684.3
                                                       --------     --------     --------    --------      --------     --------
Cash Flows from Financing Activities:
Net (decrease) increase in debt ...................    (1,748.9)    (1,021.4)       209.2      (513.5)           --     (3,074.6)
Intercompany financing ............................          --        729.8       (148.3)   (2,319.9)      1,938.4        200.0
                                                       --------     --------     --------    --------      --------     --------
Net cash flows (used for) provided by financing
   activities .....................................    (1,748.9)      (291.6)        60.9    (2,833.4)      1,938.4     (2,874.6)
                                                       --------     --------     --------    --------      --------     --------
Net increase (decrease) in cash and cash
   equivalents ....................................     1,273.5        (45.7)       260.2      (215.4)           --      1,272.6
Cash and cash equivalents, beginning of period ....       440.0        107.0          4.2       256.8            --        808.0
                                                       --------     --------     --------    --------      --------     --------
Cash and cash equivalents, end of period ..........    $1,713.5     $   61.3     $  264.4    $   41.4      $     --     $2,080.6
                                                       ========     ========     ========    ========      ========     ========

                         CIT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9--Summarized Financial Information of Subsidiaries - Continued

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         Nine Months Ended June 30, 2001
                                   (combined)

                                                                                       CIT
                                                        CIT Group      Capita        Holdings     Other
($ in millions)                                            Inc.      Corporation       LLC     Subsidiaries  Eliminations   Total
----------------------------------------------------    ---------    -----------     --------  ------------  ------------  --------
Cash Flows from Operating Activities:
Net cash flows (used for) provided by operations ...     $ (300.1)     $1,210.8      $  207.5    $  436.0    $     --      $1,554.2
                                                         --------      --------      --------    --------    --------      --------
Cash Flows from Investing Activities:
Net decrease (increase) in financing and leasing
   assets ..........................................        506.2        (600.8)       (128.9)       40.5          --        (183.0)
Increase in intercompany loans and investments .....     (2,119.0)           --            --          --     2,119.0            --
Other ..............................................           --            --            --       (44.7)         --         (44.7)
                                                         --------      --------      --------    --------    --------      --------
Net cash flows used for investing activities .......     (1,612.8)       (600.8)       (128.9)       (4.2)    2,119.0        (227.7)
                                                         --------      --------      --------    --------    --------      --------
Cash Flows from Financing Activities:
Net increase (decrease) in debt ....................      2,201.2      (3,636.6)         20.2       (54.1)         --      (1,469.3)
Intercompany financing .............................           --       3,046.9         (32.0)     (895.9)   (2,119.0)           --
Cash dividends paid ................................           --            --            --       (79.0)         --         (79.0)
Capital Contribution ...............................           --            --            --       275.0          --         275.0
Issuance of treasury stock .........................           --            --            --        27.6          --          27.6
                                                         --------      --------      --------    --------    --------      --------
Net cash flows provided by (used for) financing
   activities ......................................      2,201.2        (589.7)        (11.8)     (726.4)   (2,119.0)     (1,245.7)
                                                         --------      --------      --------    --------    --------      --------
Net increase (decrease) in cash and cash equivalents        288.3          20.3          66.8      (294.6)         --          80.8
Cash and cash equivalents, beginning of period .....        151.7          86.0          19.2       562.5          --         819.4
                                                         --------      --------      --------    --------    --------      --------
Cash and cash equivalents, end of period ...........     $  440.0      $  106.3      $   86.0    $  267.9    $     --      $  900.2
                                                         ========      ========      ========    ========    ========      ========

Note 10--Subsequent Events

      On July 2, 2002, following the pricing of the IPO, CIT's long-term debt and commercial paper credit ratings were upgraded by Standard & Poors to A/A-1 and by Fitch to A/F1.

      On July 8, 2002, Tyco closed the sale of 200 million shares of CIT, representing 100% of the issued and outstanding shares, at an initial public offering price of $23.00 per share, resulting in estimated proceeds to Tyco of $4.6 billion before underwriting discounts and commissions. Following completion of the offering, Moody's reaffirmed CIT's ratings and moved CIT from negative to stable outlook.

      On July 12, 2002, the underwriters of the IPO exercised a portion of their over-allotment option to purchase an additional 11.6 million shares of the Company's Common Stock from CIT at the IPO price of $23.00 per share or an aggregate of $266.8 million, before underwriting discounts and commissions. The proceeds will be used for general operating purposes.

      On July 15, 2002, CIT announced its selection of five commercial paper dealers as a first step to re-initiate a commercial paper program, with a program size targeted at up to $5.0 billion. The Company expects to maintain committed bank facilities at amounts equal to or greater than the commercial paper program.

      On July 24, 2002, CIT reentered the commercial paper market. As of July 31, 2002, $2.5 billion was issued and outstanding.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The accompanying unaudited Consolidated Financial Statements include the results of CIT Group Inc., a Nevada corporation, formerly known as Tyco Capital Corporation and previously The CIT Group, Inc., the predecessor to CIT Group, Inc., a Delaware corporation ("we," "CIT" or the "Company").

      On July 8, 2002 Tyco sold 100% of CIT via an initial public offering and CIT became a publicly-traded corporation with its shares listed on the New York Stock Exchange. See Note 10 Subsequent Events, for further detail.

      On June 1, 2001, The CIT Group, Inc. was acquired by a wholly-owned subsidiary of Tyco International Ltd. ("Tyco") in a purchase business combination. In accordance with the guidelines for accounting for business combinations, the purchase price paid by Tyco plus related purchase accounting adjustments had been "pushed down" and recorded in CIT's financial statements, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001. As of the acquisition date, assets and liabilities were recorded at estimated fair value in the CIT financial statements. Information relating to all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting. In September 2001, CIT changed its fiscal year end from December 31 to September 30 to conform to Tyco's fiscal year end. In conjunction with the acquisition, we changed our name from The CIT Group, Inc. to Tyco Capital Corporation. On February 8, 2002, we changed our name from Tyco Capital Corporation to CIT Group Inc.

      Results for the June quarter reflect a goodwill impairment charge that considers the IPO valuation of market capitalization of the Company, reserving actions relating to our telecommunication and Argentine portfolios, the continued disruption to our funding base, our excess liquidity positions, and the effects of the weak economy with respect to credit and new business generation.

      The following table summarizes our net income and related data ($ in millions).

                                            Quarter Ended June 30,     Nine Months Ended June 30,
                                          -------------------------    --------------------------
                                              2002          2001            2002         2001
                                          -----------    ----------    ------------   -----------
                                          (successor)    (combined)     (successor)   (combined)
Net (loss) income ....................     $(1,993.5)    $   (7.6)       $(6,109.9)    $  312.6
Charges included in net
(Loss) income:
   Goodwill impairment ...............      1,999.0            --         6,511.7            --

   Reserving actions and other charges        161.2         158.0           220.1         158.0

   Goodwill amortization .............           --          27.2              --          67.0
                                           --------      --------        --------      --------
Net income - before charges ..........     $  166.7      $  177.6        $  621.9      $  537.6
                                           ========      ========        ========      ========

      The current quarter net loss of $1,993.5 million includes a $1,999.0 million non-cash charge for the estimated impairment of goodwill and a $161.2 million, after tax, provision to establish reserves primarily relating to the telecommunications portfolio, notably competitive local exchange carrier (CLEC) exposures, and continued devaluation of the Argentine peso brought on by economic reforms instituted by the Argentine government that converted dollar-denominated receivables into peso denominated obligations. Continuing liquidity issues, which have constrained growth and increased our funding costs, also negatively impacted operating results for the period. Partially offsetting these factors were strong other revenues and reduced operating expenses. The current period's results also include the liquidation of low-yielding, non-strategic assets, the effects of fair value adjustments in new basis accounting on net interest margin, and lower leverage. As a result of the adoption of Statement of Financial Accounting Standards No. ("SFAS") 142, "Goodwill and Other Intangible Assets" on October 1, 2001, there was no goodwill amortization for the current fiscal periods.

      Reported results for the quarter ended June 30, 2001 included charges totaling $158.0 million after tax, including reserving actions related to telecommunication receivables, write-downs of e-commerce equity investments and transaction costs relating to the Tyco acquisition.

Net Finance Margin

      A comparison of net finance income and net finance margin for the three and nine months ended June 30, 2002 and 2001 is set forth in the table below ($ in millions):

                                                Quarter Ended June 30,          Increase        Increase
                                              --------------------------       (Decrease)      (Decrease)
                                                  2002           2001            Amount          Percent
                                              -----------     ----------      ----------         -------
                                              (successor)     (combined)
Finance income ..........................     $  1,021.9      $  1,339.9      $   (318.0)        (23.7)%
Interest expense ........................          370.2           558.8          (188.6)        (33.8)%
                                              ----------      ----------      ----------
   Net finance income ...................          651.7           781.1          (129.4)        (16.6)%
Depreciation on operating lease equipment          295.7           351.7           (56.0)        (15.9)%
                                              ----------      ----------      ----------
   Net finance margin ...................     $    356.0      $    429.4      $    (73.4)        (17.1)%
                                              ==========      ==========      ==========

Average earning assets(1) ("AEA") .......     $ 34,670.1      $ 41,014.8      $ (6,344.7)        (15.5)%
As a % of AEA:
Finance income ..........................          11.79%          13.07%
Interest expense ........................           4.27            5.45
                                              ----------      ----------
   Net finance income ...................           7.52            7.62
Depreciation on operating lease equipment           3.41            3.43
                                              ----------      ----------
Net finance margin ......................           4.11%           4.19%
                                              ==========      ==========


                                               Nine Months Ended June 30,       Increase        Increase
                                              ---------------------------      (Decrease)      (Decrease)
                                                  2002           2001            Amount          Percent
                                              ----------      ----------      ----------       ----------
                                              (successor)     (combined)
Finance income ..........................     $  3,327.6      $  4,107.9      $   (780.3)        (19.0)%
Interest expense ........................        1,091.5         1,836.7          (745.2)        (40.6)%
                                              ----------      ----------      ----------
   Net finance income ...................        2,236.1         2,271.2           (35.1)         (1.5)%
Depreciation on operating lease equipment          944.4         1,046.5          (102.1)         (9.8)%
                                              ----------      ----------      ----------
   Net finance margin ...................     $  1,291.7      $  1,224.7      $     67.0           5.5%
                                              ==========      ==========      ==========

Average earning assets(1) ("AEA") .......     $ 36,269.0      $ 41,220.4      $ (4,951.4)        (12.0)%
As a % of AEA:
Finance income ..........................          12.23%          13.29%
Interest expense ........................           4.01            5.94
                                              ----------      ----------
   Net finance income ...................           8.22            7.35
Depreciation on operating lease equipment           3.47            3.39
                                              ----------      ----------
Net finance margin ......................           4.75%           3.96%
                                              ==========      ==========

-----------
(1) Average earning assets is the average of finance receivables, operating lease equipment, finance receivables held for sale and venture capital investments, less credit balances of factoring clients.

      Net finance margin decreased $73.4 million to $356.0 million for the quarter ended June 30, 2002 from the quarter ended June 30, 2001. For the nine months ended June 30, 2002, net finance margin increased $67.0 million to $1,291.7 million from the prior year period. As a percentage of AEA, net finance margin was 4.11% and 4.75% for the quarter and nine months ended June 30, 2002 compared to 4.19% and 3.96% in the prior year quarter and nine months, respectively. AEA declined during the quarter and nine months ended June 30, 2002 due to the following: (1) sales and liquidation of non-strategic assets;
(2) increased securitization activity; and (3) lower new business origination volume due to weak economic conditions and growth constraints following the draw down of bank facilities and other liquidity events described below.

      The net finance margin as a percentage of AEA for the quarter and nine months ended June 30, 2002 was favorably impacted by the exit activities related to non-strategic and under-performing businesses, the decline in market interest rates, the effect of fair value adjustments in the new basis of accounting to reflect market interest rates on debt and assets, including liquidating portfolios and lower leverage. These positive factors were partially offset by the full quarterly impact of higher cost bank line borrowings, the $2.5 billion term debt financing and excess cash maintained for liquidity purposes during the quarter ended June 30, 2002.

      Current quarter net finance margin declined $92.2 million and dropped from 4.98% as a percentage of AEA from the quarter ended March 31, 2002 due primarily to the higher cost associated with the draw down of bank facilities to pay off commercial paper, the issuance of $2.5 billion of fixed rate term debt on April 1, 2002, and higher levels of excess cash maintained for liquidity purposes.

      Finance income (interest on loans and lease rentals) for the quarter ended June 30, 2002 decreased $318.0 million, to $1,021.9 million from $1,339.9 million for the comparable 2001 quarter, and decreased $780.3 million to $3,327.6 million for the nine months ended June 30, 2002 from $4,107.9 million in the prior year nine months. The trend primarily reflected declines of 15.5% and 12.0% in AEA for the quarter and the nine months from the prior year periods. As a percent of AEA, finance income was 11.79% for the quarter ended June 30, 2002 and 12.23% for the nine months then ended, respectively, compared to 13.07% and 13.29% for the comparable quarter and nine months ended June 30, 2001, respectively, as the impact of portfolio mix changes resulting from the sale and liquidation activities, as well as the favorable impact of the new basis of accounting, were offset by the effects of lower market interest rates and lower rentals in the aerospace portfolio due to the commercial airline industry downturn post September 11, 2001.

      Interest expense for the quarter and nine months ended June 30, 2002 decreased $188.6 million and $745.2 million, respectively, from the comparable 2001 periods. As a percent of AEA, interest expense decreased to 4.27% from 5.45% for the quarter ended June 30, 2001, while in the nine month period interest expense decreased to 4.01% from 5.94% in the prior year period. The lower interest expense both in dollars and as a percentage of AEA reflects the lower current period debt levels associated with funding a lower asset base, decreased leverage, the lower market interest rates, and the effect of fair value adjustments in the new basis of accounting, partially offset by higher funding costs. Interest expense as a percentage of AEA increased from 3.87% during the prior quarter, reflecting higher funding costs and excess liquidity.

      The operating lease equipment portfolio was $6.7 billion at June 30, 2002, down from $7.2 billion at June 30, 2001. Depreciation on operating lease equipment for the quarter ended June 30, 2002 was $295.7 million, compared to $351.7 million in the comparable 2001 quarter, and was $944.4 million for the nine months ended June 30, 2002, compared to $1,046.5 million for the nine months ended June 30, 2001. As a percent of average operating lease equipment, annualized depreciation expense was 17.8% and 19.5% for the quarters ended June 30, 2002 and 2001, respectively, and 19.2% and 19.6% for the nine months ended June 30, 2002 and 2001, respectively. Operating lease margin (rental income less depreciation expense) was 5.9% and 6.2% for the quarter and nine months ended June 30, 2002, respectively, compared to 6.1% and 6.9% for the same periods ended June 30, 2001. The decline in depreciation expense from prior year levels reflects a greater proportion of longer-term aircraft and rail assets in the 2002 periods. Our depreciable assets range from smaller-ticket, shorter-term lease assets (e.g. computers) to larger-ticket, longer-term lease assets (e.g. aircraft and rail assets).

      The events surrounding our increased cost of funds, which negatively impacted the current quarter margin, and our actions taken to address the related liquidity issues included the following:

      o In connection with Tyco and CIT credit rating downgrades, CIT drew down on its $8.5 billion of unsecured bank credit facilities in February 2002 in order to pay down commercial paper and term debt at scheduled maturities. The full quarter impact of the higher cost bank facilities was reflected in the current quarter.

      o Interest costs on the April 1, 2002 $2.5 billion fixed-rate debt offering, comprised of $1.25 billion of 7.375% senior notes due April 2, 2007, and $1.25 billion of 7.750% senior notes due April 2, 2012, are higher than comparable fixed-rate debt costs assuming borrowing spreads prior to the onset of our recent liquidity issues. In general, the spreads on interest rates for corporate bonds over treasury securities have risen over the last several months.

      o During the March 2002 quarter, CIT entered into a $1.2 billion conduit financing backed by trade accounts receivable in order to broaden funding access and repay term debt at the scheduled maturities. The conduit was repaid during the June quarter using available funds.

      o During the June 2002 quarter, CIT completed $2.7 billion of securitization transactions backed by equipment and home equity loans to broaden funding access and repay term debt at the scheduled maturities.

      o Excess cash of approximately $1.5 billion on average was maintained for liquidity purposes, with associated investment yields earned being lower than the Company's borrowing costs.

      The events above resulted in an increased cost of funds due to the alternative sources of financing being more expensive than our historical financing sources, and due to the Company maintaining excess cash liquidity levels for the orderly payment of debt. Management expects that margin and earnings will continue to be impacted for the foreseeable future, as results in prospective quarters will reflect the continued impact of the more expensive funding sources and excess liquidity.

      The trend in net finance margin is presented in the following table, which summarizes the components of net finance margin as a percentage of AEA for the quarters of fiscal 2002:

                                         Nine Months Ended                    Quarters Ended
                                         -----------------   -----------------------------------------------------
                                           June 30, 2002     June 30, 2002    March 31, 2002     December 31, 2001
                                         -----------------   -------------    --------------     -----------------
Finance Income ..........................      12.23%           11.79%            12.30%             12.80%
Interest expense ........................       4.01             4.27              3.87               3.99
                                               -----            -----             -----              -----
   Net finance income ...................       8.22             7.52              8.43               8.81
Depreciation on operating lease
   equipment ............................       3.47             3.41              3.45               3.61
                                               -----            -----             -----              -----
Net finance margin ......................       4.75             4.11              4.98               5.20
Provision for credit losses (1) .........       2.45             4.13              2.17               1.20
                                               -----            -----             -----              -----
Net finance margin after provision for
credit losses ...........................       2.30%           (0.02)%            2.81%              4.00%
                                               =====            =====             =====              =====

----------
(1) Excluding the telecommunications and Argentine reserving actions, the provision for credit losses was 1.12%, 1.36% and 1.22% for the quarters ended March 31, 2002, June 30, 2002 and nine months ended June 30, 2002, respectively.

Net Finance Margin after Provision for Credit Losses

      The net finance margin after provision for credit losses (risk adjusted interest margin) declined to $(1.7) million and $626.1 million for the quarter and nine months ended June 30, 2002, from $262.7 million and $925.9 million for the comparable periods ended June 30, 2001 due to additional reserves for the telecommunications portfolio and Argentine exposure. Excluding these additional provisions in the current quarter and nine months, risk adjusted interest margin was $238.3 million (2.75% of AEA) for the quarter ended June 30, 2002 and $961.1 million (3.53%) for the nine months ended June 30, 2002. The comparable 2001 three and nine month comparisons as a percentage of AEA were 3.43% and 3.28%, respectively.

      For the quarter and the nine months ended June 30, 2002, the interest margin impact of fair value adjustments to mark receivables and debt to market as of the Tyco acquisition was approximately 40 and 44 basis points, respectively. The risk-adjusted margin related to the liquidating portfolios for the quarter and nine months ended June 30, 2002 was not significant because the interest margin, including purchase accounting accretion, was substantially offset by charge-offs (included in the provision for loan losses) related to such portfolios.


Provision and Reserve for Credit Losses

      The provision for credit losses for the quarters ended June 30, 2002 and 2001 was $357.7 million and $166.7 million, respectively. The increased provision reflects higher 2002 charge-off levels and reserving actions relating to the telecommunications portfolio ($200 million) and our Argentine exposure ($40 million). The prior year quarter included a $89.5 million provision related to non-strategic lease and loan portfolios.

      Our provision for credit losses and reserve for credit losses are presented in the following table ($ in millions).

                                                     For the Nine Months Ended
                                                   -----------------------------
                                                   June 30, 2002   June 30, 2001
                                                   -------------   -------------
                                                      (successor)     (combined)

Balance beginning of period .........................    $ 492.9      $ 468.2
                                                         -------      -------
Provision for credit losses .........................      330.6        209.3
Provision for  credit losses - telecommunications ...      200.0         89.5
Provision for credit losses--Argentina ..............      135.0           --
Reserves relating to dispositions, acquisitions
  and other .........................................        1.7        (19.6)
                                                         -------      -------
   Net additions to reserve for credit losses .......      667.3        279.2
                                                         -------      -------
Net credit losses:
Equipment Financing and Leasing .....................      188.1         70.9
Specialty Finance--Commercial .......................       61.5         62.8
Commercial Finance ..................................       65.8         40.0
Structured Finance ..................................        0.1         66.9
Specialty Finance--Consumer .........................       35.8         43.0
                                                         -------      -------
   Total net credit losses ..........................      351.3        283.6
                                                         -------      -------
Balance end of period ...............................    $ 808.9      $ 463.8
                                                         =======      =======
Reserve for credit losses as a percentage
  of finance receivables ............................       2.90%        1.50%
                                                         =======      =======
Reserve for credit losses as a percentage
  of past due receivables, (sixty days or
  more)(1) ..........................................       78.5%        42.6%
                                                         =======      =======
-----------
(1) The June 30, 2002 percentage is 44.1% excluding the telecommunication and Argentine provisions.

      The reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience, and levels of past due loans and non-performing assets. The reserve increased to $808.9 million (2.90% of finance receivables) at June 30, 2002 compared to $492.9 million (1.55% of finance receivables) at September 30, 2001 and $463.8 million (1.50% of finance receivables) at June 30, 2001.

      The reserve increase, both on a dollar basis and as a percentage of finance receivables, compared to the prior quarter and the prior year periods is primarily due to reserving actions taken during the current quarter in two areas. First, in light of the continued deterioration in the telecommunications sector, particularly with respect to competitive local exchange carriers (CLEC's), we added $200.0 million to the reserve for credit losses. This reserving action followed a review of the telecommunications portfolio, which totaled $671.9 million at June 30, 2002, including $291.0 million in CLEC exposure. Second, following the continued weakening in the peso during the quarter and the Argentine government's action last quarter to convert our dollar denominated loans to pesos, we added $40.0 million to Argentine reserves during the current quarter, bringing the total reserve for Argentine exposure to $135.0 million at June 30, 2002.

      The following table presents the components of the reserve for credit losses, both in amount and as a percentage of finance receivables ($ in millions):

                         At June 30, 2002         At March 31, 2002(1)      At September 30, 2001
                        ------------------        --------------------      ---------------------
Finance receivables     $473.9       1.75%         $485.7       1.68%        $492.9       1.55%
Telecommunications       200.0      29.77%(2)          --         --%            --         --%
Argentina .........      135.0      75.00%(3)        95.0      52.78%            --         --%
                        ------                     ------                    ------
Total .............     $808.9       2.90%         $580.7       1.95%        $492.9       1.55%
                        ======                     ======                    ======

----------
(1)   On a proforma basis to include Trade Receivables securitized.
(2)   Percentage of finance receivables in telecommunications portfolio.
(3)   Percentage of finance receivables in Argentina.

      The following table sets forth our net charge-off experience in amount and as a percent of average finance receivables on an annualized basis by business segment ($ in millions):

                                             Quarter Ended June 30,                    Nine Months Ended June 30,
                                      ------------------------------------       -------------------------------------
                                            2002                2001                  2002                 2001
                                      ----------------     ---------------       ---------------      ---------------
                                        (successor)          (combined)            (successor)          (combined)
Equipment Financing and Leasing       $ 64.9     2.65%     $ 26.8    0.89%       $188.1    2.38%      $ 70.9    0.76%
Specialty Finance-commercial ..         21.2     1.36%       30.9    1.80%         61.5    1.28%        62.8    1.17%
Commercial Finance ............         29.0     1.61%       21.7    1.10%         65.8    1.15%        40.0    0.68%
Structured Finance ............           --       --%       62.8   12.75%          0.1    0.00%        66.9    5.21%
                                      ------               ------                ------               ------
   Total Commercial Segments ..        115.1     1.78%      142.2    1.97%        315.5    1.56%       240.6    1.10%
Specialty Finance-consumer ....         10.9     1.86%       14.6    1.47%         35.8    1.70%        43.0    1.47%
                                      ------               ------                ------               ------
Total .........................       $126.0     1.79%     $156.8    1.91%       $351.3    1.57%      $283.6    1.14%
                                      ======               ======                ======               ======

      Net charge-offs were $126.0 million, 1.79% of average finance receivables, and $351.3 million, 1.57%, during the quarter and nine months ended June 30, 2002, respectively, compared to $156.8 million, 1.91%, and $283.6 million, 1.14%, during the prior year quarter and six months, respectively. Excluding liquidating portfolios of non-strategic assets and special provisions in 2001, net charge-offs were $105.6 million, 1.63%, and $246.6 million, 1.19%, for the quarter and nine months ended June 30, 2002, respectively, compared to $76.6 million, 0.94%, and $203.4 million, 0.82%, in the prior year quarter and nine months, respectively.

      The increased net charge-offs from the prior year, both in amount and percentage, reflect general economic weakness leading to higher net charge-offs in virtually all of our business segments. The higher net charge-off percentages in relation to the prior year also reflect higher charge-off rates associated with approximately $1.7 billion of net receivables in liquidation status as of June 30, 2002, which include trucking, franchise, inventory finance, manufactured housing and recreational vehicle receivables. Net charge-offs, both in amount and as a percentage of average finance receivables, are shown for the liquidating and core portfolios for the quarter and nine months ended June 30, 2002 in the following tables ($ in millions):

                                                  Quarter Ended June 30, 2002
                                    -----------------------------------------------------------
                                           Core             Liquidating            Total
                                    ------------------   -----------------   ------------------
Equipment Financing and Leasing     $ 50.5       2.33%   $ 14.4      5.10%   $ 64.9       2.65%
Specialty Finance-commercial ..       19.3       1.28%      1.9      4.52%     21.2       1.36%
Commercial Finance ............       29.0       1.61%       --        --      29.0       1.61%
Structured Finance ............         --         --        --        --        --         --
                                    ------               ------              ------
   Total Commercial Segments ..       98.8       1.61%     16.3      5.03%    115.1       1.78%
Specialty Finance-consumer ....        6.8       1.86%      4.1      1.88%     10.9       1.86%
                                    ------               ------              ------
   Total ......................     $105.6       1.63%   $ 20.4      3.75%   $126.0       1.79%
                                    ======               ======              ======

      Core charge-offs increased in the June 2002 quarter to $105.6 million, 1.63% as a percentage of average finance receivables, from $75.2 million, 1.13%, in the March 2002 quarter, reflecting increases in all business segments quarter over quarter, most notably Equipment Financing and Leasing. The increased core charge-offs in the June quarter reflect continued economic weakness and increased severity of loss due to weakening equipment values in several sectors.

                                                 Nine Months Ended June 30, 2002
                                    -----------------------------------------------------------
                                           Core             Liquidating            Total
                                    ------------------   -----------------   ------------------
Equipment Financing and Leasing     $109.3       1.56%   $ 78.8       8.76%   $188.1       2.38%
Specialty Finance-commercial ..       53.2       1.15%      8.3       5.22%     61.5       1.28%
Commercial Finance ............       65.8       1.15%       --         --      65.8       1.15%
Structured Finance ............        0.1       0.00%       --         --       0.1       0.00%
                                    ------               ------               ------
   Total Commercial Segments ..      228.4       1.19%     87.1       8.22%    315.5       1.56%
Specialty Finance-consumer ....       18.2       1.18%     17.6       3.15%     35.8       1.70%
                                    ------               ------               ------
   Total ......................     $246.6       1.19%   $104.7       6.48%   $351.3       1.57%
                                    ======               ======               ======

Other Revenue

      The components of other revenue are as follows ($ in millions):

                                                     Quarter Ended        Nine Months Ended
                                                        June 30,               June 30,
                                               ----------------------   ----------------------
                                                   2002        2001        2002        2001
                                               -----------  ----------  ----------- ----------
                                               (successor)  (combined)  (successor) (combined)
Fees and other income .......................     $144.4      $117.3      $478.8      $335.5
Factoring commissions .......................       42.0        35.3       117.8       110.8
Gains on securitizations ....................       57.1        34.7       119.8       112.7
(Losses) gains on venture capital investments       (1.4)        1.8        (4.1)        0.6
Gains on sales of leasing equipment .........        4.0        10.8        11.0        69.2
Special charges .............................         --       (78.1)         --       (78.1)
                                                  ------      ------      ------      ------
  Total .....................................     $246.1      $121.8      $723.3      $550.7
                                                  ======      ======      ======      ======

      Other revenue was $246.1 million for the quarter ended June 30, 2002, versus $199.9 million (excluding special charges) during the quarter ended June 30, 2001, and for the nine months ended June 30, 2002 was $723.3 million, compared to $628.8 million (excluding special charges) for the same period of 2001. Fees and other income, which includes servicing fees, miscellaneous fees, syndication fees and gains from receivable sales, outpaced prior year quarter and nine months results as stronger fee income and factoring commissions were recognized in the Commercial Finance segment. An increase in fees and other income was also reported in the Specialty Finance segment.

      The following table presents additional information regarding securitization gains ($ in millions):

                                                     Quarter Ended        Nine Months Ended
                                                        June 30,               June 30,
                                               ----------------------   ----------------------
                                                   2002        2001        2002        2001
                                               -----------  ----------  ----------- ----------
                                               (successor)  (combined)  (successor) (combined)
Volume Securitized(1) .......................    $2,738.7    $1,304.5    $6,688.4    $3,605.1
Gains .......................................    $   57.1    $   34.7    $  119.8    $  112.7

Gains as a percentage of volume securitized .         2.1%        2.7%        1.8%        3.1%

-----------
(1) Excludes short-term trade receivables securitized for liquidity purposes during the quarter ended March 31, 2002 and subsequently repaid in the quarter ended June 30, 2002.

      During the quarter ended June 30, 2002, we securitized $0.8 billion of home equity loans and $1.9 billion of equipment loans to meet funding and liquidity needs. Gains during the current quarter were higher due to improved market demand and the higher proportion of public versus conduit structures in the quarter.

      Ranges of key economic assumptions used in measuring the retained interests at the date of securitization for transactions completed during the quarter ended June 30, 2002 were as follows:

                                         Commercial                 Home
                                          Equipment                Equity
                                       --------------          ---------------

Prepayment speed ....................  9.00% - 48.30%          25.00%
Expected credit losses ..............  0.00% - 1.27%           0.80% - 0.93%
Weighted average discount rate ......  9.00% - 16.00%          11.00% - 13.00%
Weighted average life (in years) ....  0.98 - 2.53             2.51 - 2.71

      The prepayment speed, in the tables above, is based on Constant Prepayment Rate ("CPR") which expresses payments as a function of the declining amount of loans at a compound annual rate. Expected credit losses are based upon annual loss rates.

Salaries and General Operating Expenses

      Salaries and general operating expenses were $230.4 million for the quarter ended June 30, 2002, versus $265.5 million for the quarter ended June 30, 2001. For the nine months ended June 30, 2002, salaries and general operating expenses were $687.8 million compared to $788.3 million for the same prior year period. The decreases are due to corporate staff reductions and business restructurings. As a result, both the efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA") improved for the current periods, notwithstanding the lower 2002 managed asset levels, as set forth in the following table ($ in millions):

                                                  Quarter Ended        Nine Months Ended
                                                     June 30,               June 30,
                                            ----------------------   ----------------------
                                                2002        2001        2002        2001
                                            -----------  ----------  ----------- ----------
                                            (successor)  (combined)  (successor) (combined)
Efficiency ratio(1) ...................          38.3%         42.6%       34.1%       44.4%
Salaries and general operating expenses
   as a percent of AMA(2) .............          2.02%         2.09%       1.94%       2.03%
Average Managed Assets ................     $45,734.3     $50,927.3   $47,393.2   $51,657.4

-----------
(1) Efficiency ratio is the ratio of salaries and general operating expenses to operating margin, excluding the provision for credit losses.

(2) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by us.

      The improvement in the efficiency ratios in 2002 over 2001 is a result of strong margins and fee income and cost reductions. Management expects an increase in expenses as the Company will incur added expenses associated with operating as a public company, but continues to target an efficiency ratio in the mid 30% area.

Goodwill and Other Intangible Assets Amortization

      The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the beginning of CIT's 2002 fiscal year, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead will be assessed for impairment at least annually. As part of the adoption, the Company allocated its existing goodwill to each of the reporting units as of October 1, 2001. Under the transition provisions of SFAS No. 142, as of October 1, 2001, there was no goodwill impairment.

      During the quarter ended March 31, 2002, our former parent, Tyco, experienced disruptions to its business surrounding its announced break-up plan, a downgrade in its credit rating, and a significant decline in its market capitalization. As a result of these events at Tyco, CIT also experienced credit downgrades and a disruption to its funding base and ability to access capital markets. Further, market-based information used in connection with our preliminary consideration of an initial public offering for 100% of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, management performed a Step 1 SFAS 142 impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that date.

      Management's objective in performing the Step 1 SFAS 142 analysis was to obtain relevant market-based data to calculate the estimated fair value of each CIT reporting unit as of March 31, 2002 based on each reporting unit's projected earnings and market factors that would be used by market participants in ascribing value to each of these reporting units in the planned separation of CIT from Tyco. Management obtained relevant market data from our financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to each reporting unit as of March 31, 2002 and applied this market data to the individual reporting unit's projected annual earnings as of March 31, 2002 to calculate an estimated fair value of each reporting unit and any resulting reporting unit goodwill impairment. The estimated fair values were compared to the corresponding carrying value of each reporting unit at March 31, 2002, resulting in a $4.512 billion estimated impairment charge as of March 31, 2002.

      SFAS 142 requires a second step analysis whenever the reporting unit book value exceeds its estimated fair value. This analysis requires the Company to estimate the fair value of each reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. During the quarter ended June 30, 2002 we completed this analysis for each reporting unit and determined that an additional Step 2 goodwill impairment charge of $132.0 million was required based on March 31, 2002 reporting unit values.

      Subsequent to March 31, 2002, CIT experienced further credit downgrades and the business environment and other factors continued to negatively impact the expected CIT IPO proceeds. As a result, we performed Step 1 and Step 2 analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. This analysis was based upon updated market data from our financial advisors regarding the individual reporting units, and other relevant market data at June 30, 2002 and through the period immediately following the IPO of the Company, including the total amount of the IPO proceeds. This analysis resulted in Step 1 and Step 2 goodwill impairment of $1.719 billion and $148.0 million, respectively, as of June 30, 2002, which was recorded during the June quarter.

Income Taxes

      The effective income tax rate was (0.3)% during the quarter ended June 30, 2002, versus 40.5% during the quarter ended June 30, 2001, and was (4.3)% and 42.6% for the nine months ended June 30, 2002 and 2001, respectively. The effective income tax rate for the quarter and nine months ended June 30, 2002, reflects the impact of the goodwill impairment charge, which is not deductible for income tax purposes. Excluding the impact of the goodwill charges, the effective income tax rate was 38.1% during the nine months ended June 30, 2002.

Financing and Leasing Assets

      Managed assets, comprised of financing and leasing assets plus finance receivables securitized that we continue to manage, totaled $47.7 billion at June 30, 2002, down from $50.9 billion at September 30, 2001, and $51.1 billion at June 30, 2001. Owned financing and leasing portfolio assets totaled $35.7 billion at June 30, 2002 compared to $40.7 billion at September 30, 2001 and $40.5 billion June 30, 2001.

      The trend of declining asset levels reflects the following: (1) sales and liquidation of non-strategic assets; (2) the continued focus on managing down our leverage ratios; and (3) lower origination volume due to continued soft economic conditions and growth constraints relating to the previously described liquidity events. During fiscal 2002, we completed the sale of approximately $700 million in recreational vehicle receivables in the Specialty Finance-consumer business unit, and the liquidation of several portfolios continued, including trucking, franchise, inventory financing, manufactured housing and recreational vehicles. In addition, $2.7 billion of equipment and home equity receivables were securitized during the quarter in the Equipment Financing and Specialty Finance-commercial business units as part of our program to broaden funding access. New origination volume (excluding factoring) was down sequentially and remained below prior year levels by approximately 10%. Within the Equipment Financing and Leasing segment, Capital Finance grew during the nine months ended June 30, 2002 due to demand for its rail and aerospace products, including placements of new commercial airliners.

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions):

                                                       June 30,    September 30,
                                                         2002          2001         Change        Percent
                                                      ---------    ------------   ---------      --------
Equipment Financing .............................     $ 8,706.8     $11,063.7     $(2,356.9)      (21.3)%
Capital Finance .................................       5,792.6       5,045.4         747.2        14.8%
                                                      ---------     ---------     ---------
Total Equipment Financing and Leasing Segment ...      14,499.4      16,109.1      (1,609.7)      (10.0)%
                                                      ---------     ---------     ---------
Specialty Finance:
Commercial ......................................       7,918.5       8,587.7        (669.2)       (7.8)%
Consumer ........................................       2,091.2       4,203.4      (2,112.2)      (50.2)%
                                                      ---------     ---------     ---------
Total Specialty Finance Segment .................      10,009.7      12,791.1      (2,781.4)      (21.7)%
                                                      ---------     ---------     ---------
Commercial Services .............................       4,536.4       5,112.2        (575.8)      (11.3)%
Business Credit .................................       3,644.1       3,544.9          99.2         2.8%
                                                      ---------     ---------     ---------
Total Commercial Finance Segment ................       8,180.5       8,657.1        (476.6)       (5.5)%
                                                      ---------     ---------     ---------
Structured Finance Segment ......................       3,018.8       3,171.9        (153.1)       (4.8)%
                                                      ---------     ---------     ---------
Total Financing and Leasing Portfolio Assets ....      35,708.4      40,729.2      (5,020.8)      (12.3)%
                                                      ---------     ---------     ---------
Equipment Financing .............................       4,658.2       4,464.8         193.4         4.3%
Specialty Finance:
   Commercial ...................................       4,145.9       4,023.2         122.7         3.0%
   Consumer .....................................       3,163.8       1,659.9       1,503.9        90.6%
                                                      ---------     ---------     ---------
Finance receivables securitized and managed by us      11,967.9      10,147.9       1,820.0        17.9%
                                                      ---------     ---------     ---------
Total Managed Assets ............................     $47,676.3     $50,877.1     $(3,200.8)       (6.3)%
                                                      =========     =========     =========

Past Due and Non-Performing Assets

      The following table sets forth certain information concerning our past due (sixty days or more) and non-performing assets (finance receivables on non-accrual status and assets received in satisfaction of loans) and the related percentages of finance receivables ($ in millions).


                                                          June 30, 2002        March 31, 2002      September 30, 2001
                                                        -----------------     ----------------     ------------------
Finance receivables, past due 60 days or more:
  Equipment Financing and Leasing ...................   $  407.3    4.38%     $  463.0   4.39%      $  466.5   4.08%
  Specialty Finance-commercial ......................      250.3    4.06%        287.3   4.55%         259.5   3.97%
  Commercial Finance ................................      195.3    2.39%        224.7   2.86%         151.4   1.75%
  Structured Finance ................................       44.9    1.73%         39.0   1.49%          38.3   1.75%
                                                        --------              --------              --------
  Total Commercial ..................................      897.8    3.42%      1,014.0   3.71%         915.7   3.18%
  Specialty Finance-consumer ........................      132.4    7.81%        144.1   5.96%         188.2   6.12%
                                                        --------              --------              --------
  Total .............................................   $1,030.2    3.69%     $1,158.1   3.90%      $1,103.9   3.46%
                                                        ========              ========              ========

Non-performing assets:
  Equipment Financing and Leasing ...................   $  510.0    5.48%     $  472.3   4.48%      $  459.1   4.02%
  Specialty Finance-commercial ......................      125.7    2.04%        140.1   2.22%         124.2   1.98%
  Commercial Finance ................................      143.2    1.75%        138.5   1.76%         106.0   1.22%
  Structured Finance ................................      128.3    4.95%         81.8   3.12%         110.4   5.05%
                                                        --------              --------              --------
  Total Commercial ..................................      907.2    3.46%        832.7   3.05%         799.7   2.78%
  Specialty Finance-consumer ........................      145.4    8.58%        155.7   6.44%         170.0   5.53%
                                                        --------              --------              --------
  Total .............................................   $1,052.6    3.77%     $  988.4   3.32%      $  969.7   3.04%
                                                        ========              ========              ========

      Past due loans declined during the June quarter to $1.03 billion, or 3.69% of finance receivables due to improvements in each of the commercial segments, except for Structured Finance. Non-performing assets increased to $1.05 billion, primarily in the telecommunications/CLEC portfolio in Structured Finance and in the Equipment Financing unit, driven by an increase in repossessed assets. Structured Finance non-performing CLEC exposures totaled $99.5 million at June 30, 2002. As discussed in "Provision and Reserve for Credit Losses", a $200.0 million provision was recorded during the quarter relating to the Telecommunications portfolio.

      Managed past dues declined from 4.09% at March 31, 2002 to 3.74% at June 30, 2002 as shown in the table below ($ in millions).


                                                          June 30, 2002        March 31, 2002      September 30, 2001
                                                        -----------------     ----------------     ------------------
Finance receivables, past due 60 days or more:
  Equipment Financing and Leasing ...................   $  717.4    5.10%     $  778.5   5.40%      $  810.5   5.06%
  Specialty Finance-commercial ......................      331.7    3.15%        401.0   3.66%         386.4   3.57%
  Commercial Finance ................................      195.3    2.39%        224.7   2.86%         151.4   1.75%
  Structured Finance ................................       44.9    1.73%         39.0   1.49%          38.3   1.42%
                                                        --------              --------              --------
  Total Commercial ..................................    1,289.3    3.65%      1,443.2   4.02%       1,387.6   3.63%
  Specialty Finance-consumer ........................      230.8    4.39%        237.0   4.51%         253.2   4.32%
                                                        --------              --------              --------
  Total .............................................   $1,520.1    3.74%     $1,680.2   4.09%      $1,640.8   3.72%
                                                        ========              ========              ========

Concentrations

      Our ten largest financing and leasing asset accounts in the aggregate accounted for 4.6% of our total financing and leasing assets at June 30, 2002 (with the largest account representing less than 1%), all of which are commercial accounts secured by either equipment, accounts receivable or inventory.

      At June 30, 2002 and September 30, 2001, our managed asset geographic diversity did not differ significantly from our owned asset geographic diversity.

      Our financing and leasing asset portfolio in North America is diversified by region. At June 30, 2002, with the exception of California (10.1%), New York (9.0%), and Texas (7.0%), no state or province represented more than 4.0% of owned financing and leasing assets. Our June 2002 managed and owned asset geographic composition did not significantly differ from our September 2001 managed and owned asset geographic composition.

      Financing and leasing assets to foreign obligors totaled $7.3 billion at June 30, 2002. After Canada, $1.7 billion (4.9% of financing and leasing assets), the largest foreign exposures were England, $1.1 billion (3.1%), China, $410 million (1.1%), Germany, $443 million (1.2%), France, $369 million (1.0%) and Australia $458 million (1.3%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure exceeding 1.0% of financing and leasing assets.

      At September 30, 2001, with the exception of California (10.4%), New York (8.8%), and Texas (7.7%), no state or province represented more than 4.5% of owned financing and leasing assets. Financing and leasing assets to foreign obligors totaled $6.9 billion at September 30, 2001. After Canada, $2.0 billion (4.8% of financing and leasing assets), the next largest foreign exposure was to England, $0.9 billion (2.1%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure exceeding 1.0% of financing and leasing assets.

      At June 30, 2002 we had approximately $180 million of U.S. dollar-denominated loans and assets outstanding to customers located or doing business in Argentina. The Argentine government has recently instituted economic reforms, including the conversion of certain dollar-denominated loans into pesos. During the June 2002 quarter, the peso continued its devaluation against the dollar, therefore we increased our reserve by $40 million, in addition to the $95.0 million charge recorded last quarter, bringing our total Argentine reserves to $135.0 million.

      Our telecommunications portfolio is included in "Communications" in the industry composition table included in the Notes to the Consolidated Financial Statements. This portfolio is part of our Structured Finance segment and totals approximately $671.9 million at June 30, 2002, comprising approximately 1.9% of total financing and leasing assets, of which 16.7% are on non-accrual status. This portfolio consists of 54 accounts with an average balance of approximately $12.4 million. The 10 largest accounts in the portfolio aggregate $206.0 million with the largest single account under $30.0 million. Competitive local exchange carrier ("CLEC") accounts were approximately $291.0 million, or 43.3%, of the telecommunications portfolio at June 30, 2002. Many of these CLEC accounts are still in the process of building out their networks and developing their customer bases. Our telecommunications transactions are collateralized by the assets of the customer (equipment, receivables, cash, etc.) and typically are also secured by a pledge of the stock of non-public companies. Weak economic conditions and industry overcapacity have driven down values in this sector. As discussed in Provision and Reserve for Credit Losses, $200.0 million in reserves were recorded during the quarter ended June 30, 2002 for telecommunication exposures. As management continues to evaluate and work out the individual accounts in this portfolio, charge-offs will be recorded against this reserve in subsequent quarters. Continued weakness in this sector could result in additional losses or require additional reserves.

      At June 30, 2002, our aerospace portfolio consisted of approximately 300 aircraft, with an average age of approximately eight years. The portfolio is spread over approximately 100 accounts, with the majority (approximately 200 aircraft in the Capital Finance business unit) with major carriers. Of the 200 aircraft in the Capital Finance business unit, approximately 68%, 22% and 10% are narrow-body, intermediate-body and wide-body, respectively, and all comply with stage III noise regulations. The remaining 100 aircraft are with regional carriers in the Structured Finance segment and are not subject to such noise regulations. The total portfolio is geographically diversified with approximately 30% of the fleet operating with carriers in North America, 37% in Europe, 20% in Asia-Pacific and the remaining 13% primarily in Latin America, the Middle East and Africa.

      On August 11, 2002 a major U.S. airline announced its bankruptcy filing. CIT's exposure is approximately $75 million to this carrier, secured primarily by five narrow-body 737's. Each financing is collateralized and, in the event of repossession, we believe that, based on current valuations, any collateral write-down would be modest. Continued deterioration in the commercial airline industry could affect such valuations.

      Our Structured Finance segment has direct and private fund venture capital equity investments totaling $362.5 million at June 30, 2002. This portfolio is comprised of direct investments of approximately $199 million in 60 companies and $164 million in 50 private equity funds. These investments are principally in emerging growth enterprises in selected industries, including industrial buyout, information technology, life science and consumer products. In 2001, we ceased making new venture capital investments beyond existing commitments, which totaled approximately $200 million at June 30, 2002. These commitments, which are mainly to private equity funds, may, or may not, be drawn. Performance of these investments will depend upon the economy and the venture capital and private equity markets.

Other Assets

      Other assets totaled $4.3 billion and $3.9 billion at June 30, 2002 and September 30, 2001. Included in other assets as of June 30, 2002 is the following: Securitization assets, including cash reserve accounts, interest-only strips, retained subordinated securities and servicing assets of $1.5 billion; investments in and receivables from non-consolidated subsidiaries of $666 million; accrued interest and receivables from derivative counter-parties of $450 million; equity investments of $362 million and deposits on flight equipment of $335 million. The increase in Other Assets from September 2001 to June 2002 was primarily due to an increase in securitization assets, reflecting the higher use of securitization for funding purposes following the disruption to our funding base in the March 2002 quarter.

Liquidity Risk Management

      In February 2002, we drew down on our $8.5 billion in unsecured bank credit facilities, which have historically been maintained as liquidity support for our commercial paper programs. The proceeds were used to satisfy our outstanding commercial paper obligations. The bank credit facilities are made up of four variable-rate components. Two of the components mature in March 2003, with one totaling $3.72 billion at LIBOR plus 28 basis points and the other is $0.5 billion (Canadian dollars) at Prime plus 5 basis points as of March 31, 2002. The remaining two variable rate credit instruments consist of $3.72 billion at LIBOR plus 30 basis points that matures in March 2005 and $0.765 billion at LIBOR plus 45 basis points that matures in April 2003. This draw down followed a draw down of bank lines by Tyco.

      In April 2002, we completed a $2.5 billion public unsecured bond offering as part of our strategy to strengthen our liquidity position. This debt offering was comprised of $1.25 billion aggregate principal amount of 7.375% senior notes due April 2, 2007 and $1.25 billion aggregate principal amount of 7.750% senior notes due April 2, 2012. The proceeds will be used to repay a portion of our existing term debt at maturity.

      During the quarter ended June 30, 2002, our credit ratings were further downgraded by Standard & Poors and Fitch, while Moody's confirmed our ratings. Following the IPO, Standard & Poors and Fitch upgraded our long-term and short-term ratings, while Moody's reaffirmed the ratings. Our credit ratings are shown for March 31, 2002, June 30, 2002 and July 31, 2002 in the following table:

                            At July 31, 2002      At June 30, 2002       At March 31, 2002
                         ---------------------  ---------------------  ---------------------
                         Short Term  Long Term  Short Term  Long Term  Short Term  Long Term
                         ----------  ---------  ----------  ---------  ----------  ---------
Moody's ...............     P-1         A-2            P-1     A-2            P-1    A-2
Standard & Poor's .....     A-1          A             A-2     BBB+           A-2    A-
Fitch .................     F1           A              F2     BBB             F2    A-

----------
      The security ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

      On July 15, 2002, CIT announced its selection of five commercial paper dealers as a first step to re-initiate a commercial paper program, with a program size targeted at up to $5.0 billion. The Company expects to maintain committed bank facilities to fully back up the program.

      On July 24, 2002, CIT reentered the commercial paper markets. As of July 31, 2002, $2.5 billion was issued and outstanding. These proceeds are being used to pay down bank lines.

      From time to time, CIT files registration statements for debt securities, which it may sell in the future. At June 30, 2002, we had $12.2 billion of registered, but unissued, debt securities available under a shelf registration statement. In addition, CIT had $4.4 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

      See the "-- Overview" and "-- Net Finance Margin" sections for information regarding the impact of our liquidity and capitalization plan on results of operations.

Capitalization

      The following table presents information regarding our capital structure ($ in millions):

                                               June 30, 2002  September 30, 2001
                                               -------------  ------------------
Commercial paper .............................   $    34.0        $ 8,869.2
Bank credit facilities .......................     8,534.2               --
Term debt ....................................    24,054.9         26,828.5
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely debentures of the Company
   ("Preferred Capital Securities") ..........       258.1            260.0
Shareholder's equity(1) ......................     4,537.4         10,661.4
                                                 ---------        ---------
Total capitalization .........................    37,418.6         46,619.1
Goodwill and other intangible assets, net ....      (403.1)        (6,569.5)
                                                 ---------        ---------
Total tangible capitalization ................   $37,015.5        $40,049.6
                                                 =========        =========
Tangible shareholder's equity and Preferred
   Capital Securities to managed assets ......       9.25%            8.48%
Total debt (excluding overnight deposits) to
   tangible shareholder's equity and
   Preferred Capital Securities ..............       7.07x            8.20x
----------
(1) Shareholder's equity excludes Accumulated other comprehensive loss relating to derivative financial instruments and unrealized gains on equity and securitization investments.

      On July 12, 2002, as part of CIT's IPO, the underwriters exercised a portion of their over-allotment option to purchase an additional 11.6 million shares of CIT stock for approximately $255 million, after underwriting discounts and commissions. On a pro-forma basis, including the proceeds from the over-allotment, the ratios of tangible shareholder's equity and preferred capital securities to managed assets and total debt to tangible shareholder's equity and preferred capital securities would be 9.79% and 6.62x at June 30, 2002.

      See Note 10 and the "--Overview" section above for a discussion of events impacting our liquidity and capitalization.

Securitization and Joint Venture Activities

      We utilize special purpose entities (SPE's) and joint ventures in the normal course of business to execute securitization transactions and conduct business in key vendor relationships.

      Securitization Transactions--SPE's are used to achieve "true sale" and bankruptcy remote requirements for these transactions in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Pools of assets are originated and sold to independent trusts (the SPE's), which in turn issue securities to investors solely backed by asset pools. Accordingly, CIT has no legal obligations to repay the investment certificates in the event of a default by the Trust. CIT retains the servicing rights and participates in certain cash flows of the pools. The present value of expected net cash flows that exceeds the estimated cost of servicing is recorded in other assets as a "retained interest." Assets securitized are shown in our managed assets and our capitalization ratios on managed assets.

      Joint Ventures--We utilize joint ventures to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture entity and purchased by CIT. These distinct legal entities are jointly owned by the vendor partner and CIT, and there is no third-party debt involved. These arrangements are accounted for on the equity method, with profits and losses distributed according to the joint venture agreement.

      Commitments and Contingencies--In the normal course of business, we grant commitments to extend additional financing and leasing asset credit and we have commitments to purchase commercial aircraft for lease to third parties. We also enter into various credit-related commitments, including letters of credit, acceptances and guarantees. These financial arrangements generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized on the Consolidated Balance Sheet. To minimize potential credit risk, we generally require collateral and other credit-related terms from the customer.

Accounting Policies

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The following accounting policies include inherent risks and uncertainties related to judgments and assumptions made by management. Management's estimates are based on the relevant information available at the end of each period.

      Investments--Investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method. Management uses judgment in determining when an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings.

      Charge-off of Finance Receivables--Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the borrower's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers).

      Impaired Loans--Loan impairment is defined as any shortfall between the estimated value and the recorded investment in the loan, with the estimated value determined using the fair value of the collateral, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate.

      Retained Interests in Securitizations--Significant financial assumptions, including loan pool credit losses, prepayment speeds and discount rates, are utilized to determine the fair values of retained interests, both at the date of the securitization and in the subsequent quarterly valuations of retained interests. Any resulting losses, representing the excess of carrying value over estimated fair value, are recorded in current earnings. However, unrealized gains are reflected in shareholder's equity as part of other comprehensive income, rather than in earnings.

      Lease Residual Values--Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. Management performs periodic reviews of the estimated residual values, with impairment, other than temporary, recognized in the current period.

      Reserve for Credit Losses--The reserve for credit losses is periodically reviewed by management for adequacy considering economic conditions, collateral values and credit quality indicators, including historical and expected charge-off experience and levels of past-due loans and non-performing assets. Management uses judgment in determining the level of the consolidated reserve for credit losses and in evaluating the adequacy of the reserve.

      Goodwill--CIT adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001, the beginning of CIT's fiscal 2002. The Company has determined that there is no impact of adopting this new standard under the transition provisions of SFAS No. 142. Since adoption, goodwill is no longer amortized but instead will be assessed for impairment at least annually. During this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. See "--Goodwill and Other Intangible Assets Amortization" above for a discussion of our recent impairment analysis.

Statistical Data

      The following table presents components of net income as a percent of AEA, along with other selected financial data ($ in millions):

                                                   For the Nine Months Ended
                                                -------------------------------
                                                June 30, 2002     June 30, 2001
                                                -------------     -------------
                                                 (successor)      (predecessor)

Finance income ...............................         12.23%          13.29%
Interest expense .............................          4.01            5.94
                                                  ----------      ----------
   Net finance income ........................          8.22            7.35
Depreciation on operating lease equipment ....          3.47            3.39
                                                  ----------      ----------
   Net finance margin ........................          4.75            3.96
Provision for credit losses ..................          2.45            0.97
                                                  ----------      ----------
Net finance margin, after provision for
   credit losses .............................          2.30            2.99
Other revenue ................................          2.66            1.78
                                                  ----------      ----------
   Operating margin ..........................          4.96            4.77
Salaries and general operating expenses ......          2.53            2.55
Goodwill impairment ..........................         23.94              --
Goodwill amortization ........................            --            0.24
Acquisition related costs ....................            --            0.18
                                                  ----------      ----------
   Operating expenses ........................         26.47            2.97
                                                  ----------      ----------
   (Loss) Income before income taxes .........        (21.51)           1.80
Provision for income taxes ...................         (0.93)          (0.77)
Minority interest in subsidiary trust holding
   solely debentures of the Company ..........         (0.03)          (0.03)
                                                  ----------      ----------
   Net (loss) income .........................        (22.47)%          1.00%
                                                  ----------      ----------
Average earning assets .......................    $36,269.0       $41,220.4
                                                  ==========      ==========

Market Risk Management

      Our exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from September 30, 2001, except for possible additional interest rate exposure discussed in "Overview" and "Liquidity Risk Management" above.

Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

      In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We are currently assessing the impact of this new standard.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the above mentioned statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We are currently assessing the impact of this new standard.

      In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities that are initiated after December 31, 2002. We are currently assessing the impact of this new standard.

                           FORWARD-LOOKING STATEMENTS

      Certain statements contained in this document are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the SEC or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

o     our liquidity risk management,

o     our credit risk management,

o     our asset/liability risk management,

o     our capital, leverage and credit ratings,

o     our operational and legal risks,

o     how we may be affected by legal proceedings, and

o     our relationship with Tyco following the separation.

      All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to:

o     risks associated with transactions involving foreign currencies,

o     continued weakness in the telecommunications industry,

o     changes in our credit ratings,

o     risks of economic slowdown, downturn or recession,

o     industry cycles and trends,

o     risks inherent in changes in market interest rates,

o     funding opportunities and borrowing costs,

o changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets,

o uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

o     adequacy of reserves for credit losses,

o risks associated with the value and recoverability of leased equipment and lease residual values,

o changes in regulations governing our business and operations or permissible activities,

o     changes in competitive factors, and

o     future acquisitions and dispositions of businesses or asset portfolios.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

      3.1 Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to Form S-1/A filed by CIT on June 26,
            2002).

      3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 to Form S-1/A filed by CIT on June 26, 2002).

      3.3 Certificate of Ownership and Merger Merging Tyco Capital Holding, Inc. and CIT Group Inc. (Del).

      3.4 Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to Form S-1/A filed by CIT on June 26, 2002).

      4.1 Fourth Supplemental Indenture dated July 2, 2002 between CIT Group Inc. and Bank One Trust Company, N.A. supplementing an Indenture dated as of September 24, 1998.

      4.2 Third Supplemental Indenture dated July 2, 2002 between CIT Group Inc. and The Bank of New York supplementing an Indenture dated as of September 24, 1998 (pursuant to which The CIT Group Inc., a Delaware corporation, authorized the issue of an unlimited amount of unsecured and senior subordinated debt securities).

      4.3 Third Supplemental Indenture dated July 2, 2002 between CIT Group Inc. and The Bank of New York supplementing an Indenture dated as of September 24, 1998 (pursuant to which The CIT Group, Inc., a Delaware corporation, authorized the issue of an unlimited amount of unsecured and unsubordinated debt securities).

      4.4 Third Supplemental Indenture dated July 2, 2002 between CIT Group Inc. and BNY Midwest Trust Company supplementing an Indenture dated as of September 24, 1998.

      10.1 Form of Separation Agreement by and between Tyco International Ltd. and CIT (Incorporated by reference to Exhibit 10.2 to Form S-1/A filed by CIT on June 12, 2002).

      10.2 Form of Financial Services Cooperation Agreement by and between Tyco International Ltd. and CIT (Incorporated by reference to Exhibit
            10.3 to Form S-1/A filed by CIT on June 12, 2002).

      10.3 Retention Agreement for Albert R. Gamper, Jr., as proposed to be amended (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed by CIT on June 26, 2002).

      10.4 Retention Agreement for Joseph M. Leone (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed by CIT on June 26, 2002).

      10.5 Retention Agreement for Thomas B. Hallman (Incorporated by reference to Exhibit 10.21 to Form S-1/A filed by CIT on June 26, 2002).

      10.6 Retention Agreement for Lawrence A. Marsiello (Incorporated by reference to Exhibit 10.22 to Form S-1/A filed by CIT on June 26,
            2002).

      10.7  Retention Agreement for Nikita Zdanow (Incorporated by reference to
            Exhibit 10.23 to Form S-1/A filed by CIT on June 26, 2002).

      10.8 Executive Severance Plan (Incorporated by reference to Exhibit 10.24 to Form S-1/A filed by CIT on June 26, 2002).

      10.9  Long-Term Equity Compensation Plan (Incorporated by reference to
            Exhibit 10.25 to Form S-1/A filed by CIT on June 26, 2002).

      10.10 Form of Indemnification Agreement (Incorporated by reference to
            Exhibit 10.26 to Form S-1/A filed by CIT on June 26, 2002).

      10.11 Form of Tax Agreement by and between Tyco International Ltd. and CIT (Incorporated by reference to Exhibit 10.27 to Form S-1/A filed by CIT on June 12, 2002).

      10.12 Assumption Agreement dated as of July 2, 2002 made by CIT Group Inc. to the Guaranty dated as of November 15, 1999 guaranteeing Capita Corporation's obligations under a certain $765,000,000 Credit Agreement dated as of April 13, 1998.

      10.13 Assumption Agreement dated as of July 2, 2002 made by CIT Group Inc. to the 364-Day Credit Agreement dated as of March 28, 2000 between CIT Group Inc., a Nevada corporation, the several banks and other financial institutions from time to time parties to the Credit Agreement, J.P. Morgan Securities Inc., as sole arranger and bookrunner, Barclays Bank PLC; Bank of America, N.A.; Citibank, N.A.; and The Dai-Ichi Kangyo Bank, Limited, as syndication agents and JPMorgan Chase Bank, as administrative agent.

      10.14 Assumption Agreement dated as of July 2, 2002 made by CIT Group Inc. to the 5-year Credit Agreement dated as of March 28, 2000 among CIT Group Inc., a Nevada corporation, the several banks and other financial institutions from time to time parties to the Credit Agreement, J.P. Morgan Securities Inc., as sole arranger and bookrunner, Barclays Bank PLC; Bank of America, N.A.; Citibank, N.A.; and The Dai-Ichi Kangyo Bank, Limited, as syndication agents and JPMorgan Chase Bank, as administrative agent.

      10.15 Guaranty of CIT Group Inc., dated as of July 2, 2002, of Canadian 364-Day Credit Agreement.

      12.1  Computation of Ratios of Earnings to Fixed Charges.

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Report on Form 8-K filed on April 26, 2002 reporting the Company's announcement of financial results for the quarter ended March 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CIT GROUP INC.



                                 By:            /s/ Joseph M. Leone
                                     -------------------------------------------
                                                  Joseph M. Leone
                                            Executive Vice President and
                                              Chief Financial Officer
                                               (Principal Accounting
                                               and Financial Officer)

Date: August 14, 2002