Form 10-Q/A
period 2002-06-30
CIT GROUP INC
filed 2002-08-27
CIK 1171825

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------


                                   FORM 10-Q/A


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

                                   ----------


================================================================================

                               INTRODUCTORY NOTE

      This Amendment on Form 10-Q/A is being filed to correct the unintentional transposition of column headings relating to the 2001 periods in Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges. The exhibit, as originally filed, presented the June 2 through June 30, 2001 calculation under the heading of October 1, 2000 through June 1, 2001 and the October 1, 2000 through June 1, 2001 calculation under the heading of June 2 through June 30, 2001. The 2002 presentation is not impacted by this amendment. The revised exhibit reflects the calculations, as originally filed, under the appropriate prior period column headings.

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

      3.3 Certificate of Ownership and Merger Merging Tyco Capital Holding, Inc. and CIT Group Inc. (Del)(previously filed).

      3.4         Bylaws of the Company (Incorporated by reference to Exhibit
                  3.3 to Form S-1/A filed by CIT on June 26, 2002).

      4.1 Fourth Supplemental Indenture dated July 2, 2002 between CIT Group Inc. and Bank One Trust Company, N.A. supplementing an Indenture dated as of September 24, 1998 (previously filed).

      4.2 Third Supplemental Indenture dated July 2, 2002 between CIT Group Inc. and The Bank of New York supplementing an Indenture dated as of September 24, 1998 (pursuant to which The CIT Group Inc., a Delaware corporation, authorized the issue of an unlimited amount of unsecured and senior subordinated debt securities) (previously filed).

      4.3 Third Supplemental Indenture dated July 2, 2002 between CIT Group Inc. and The Bank of New York supplementing an Indenture dated as of September 24, 1998 (pursuant to which The CIT Group, Inc., a Delaware corporation, authorized the issue of an unlimited amount of unsecured and unsubordinated debt securities)(previously filed).

      4.4 Third Supplemental Indenture dated July 2, 2002 between CIT Group Inc. and BNY Midwest Trust Company supplementing an Indenture dated as of September 24, 1998 (previously filed).

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

      10.12 Assumption Agreement dated as of July 2, 2002 made by CIT Group Inc. to the Guaranty dated as of November 15, 1999 guaranteeing Capita Corporation's obligations under a certain $765,000,000 Credit Agreement dated as of April 13, 1998 (previously filed).

      10.13 Assumption Agreement dated as of July 2, 2002 made by CIT Group Inc. to the 364-Day Credit Agreement dated as of March 28, 2000 between CIT Group Inc., a Nevada corporation, the several banks and other financial institutions from time to time parties to the Credit Agreement, J.P. Morgan Securities Inc., as sole arranger and bookrunner, Barclays Bank PLC; Bank of America, N.A.; Citibank, N.A.; and The Dai-Ichi Kangyo Bank, Limited, as syndication agents and JPMorgan Chase Bank, as administrative agent (previously filed).

      10.14 Assumption Agreement dated as of July 2, 2002 made by CIT Group Inc. to the 5-year Credit Agreement dated as of March 28, 2000 among CIT Group Inc., a Nevada corporation, the several banks and other financial institutions from time to time parties to the Credit Agreement, J.P. Morgan Securities Inc., as sole arranger and bookrunner, Barclays Bank PLC; Bank of America, N.A.; Citibank, N.A.; and The Dai-Ichi Kangyo Bank, Limited, as syndication agents and JPMorgan Chase Bank, as administrative agent (previously filed).

      10.15 Guaranty of CIT Group Inc., dated as of July 2, 2002, of Canadian 364-Day Credit Agreement (previously filed).

      12.1 Computation of Ratios of Earnings to Fixed Charges (as corrected, filed herewith).

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002 (previously filed).

      99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

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


Date: August 27, 2002

                                  EXHIBIT INDEX

   Exhibit No.    Description
   -----------    -----------

      3.1 Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to Form S-1/A filed by CIT on June 26, 2002).

      3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 to Form S-1/A filed by CIT on June 26, 2002).

      3.3 Certificate of Ownership and Merger Merging Tyco Capital Holding, Inc. and CIT Group Inc. (Del) (previously filed).

      3.4         Bylaws of the Company (Incorporated by reference to Exhibit
                  3.3 to Form S-1/A filed by CIT on June 26, 2002).

      4.1 Fourth Supplemental Indenture dated July 2, 2002 between CIT Group Inc. and Bank One Trust Company, N.A. supplementing an Indenture dated as of September 24, 1998 (previously filed).

      4.2 Third Supplemental Indenture dated July 2, 2002 between CIT Group Inc. and The Bank of New York supplementing an Indenture dated as of September 24, 1998 (pursuant to which The CIT Group Inc., a Delaware corporation, authorized the issue of an unlimited amount of unsecured and senior subordinated debt securities) (previously filed).

      4.3 Third Supplemental Indenture dated July 2, 2002 between CIT Group Inc. and The Bank of New York supplementing an Indenture dated as of September 24, 1998 (pursuant to which The CIT Group, Inc., a Delaware corporation, authorized the issue of an unlimited amount of unsecured and unsubordinated debt securities) (previously filed).

      4.4 Third Supplemental Indenture dated July 2, 2002 between CIT Group Inc. and BNY Midwest Trust Company supplementing an Indenture dated as of September 24, 1998 (previously filed).

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

      10.4 Retention Agreement for Joseph M. Leone (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed by CIT on June 26, 2002).

      10.5 Retention Agreement for Thomas B. Hallman (Incorporated by reference to Exhibit 10.21 to Form S-1/A filed by CIT on June 26, 2002).

      10.6 Retention Agreement for Lawrence A. Marsiello (Incorporated by reference to Exhibit 10.22 to Form S-1/A filed by CIT on June 26, 2002).

   Exhibit No.    Description
   -----------    -----------

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

      10.12 Assumption Agreement dated as of July 2, 2002 made by CIT Group Inc. to the Guaranty dated as of November 15, 1999 guaranteeing Capita Corporation's obligations under a certain $765,000,000 Credit Agreement dated as of April 13,
                  1998 (previously filed).

      10.13 Assumption Agreement dated as of July 2, 2002 made by CIT Group Inc. to the 364-Day Credit Agreement dated as of March 28, 2000 between CIT Group Inc., a Nevada corporation, the several banks and other financial institutions from time to time parties to the Credit Agreement, J.P. Morgan Securities Inc., as sole arranger and bookrunner, Barclays Bank PLC; Bank of America, N.A.; Citibank, N.A.; and The Dai-Ichi Kangyo Bank, Limited, as syndication agents and JPMorgan Chase Bank, as administrative agent (previously filed).

      10.14 Assumption Agreement dated as of July 2, 2002 made by CIT Group Inc. to the 5-year Credit Agreement dated as of March 28, 2000 among CIT Group Inc., a Nevada corporation, the several banks and other financial institutions from time to time parties to the Credit Agreement, J.P. Morgan Securities Inc., as sole arranger and bookrunner, Barclays Bank PLC; Bank of America, N.A.; Citibank, N.A.; and The Dai-Ichi Kangyo Bank, Limited, as syndication agents and JPMorgan Chase Bank, as administrative agent (previously filed).

      10.15 Guaranty of CIT Group Inc., dated as of July 2, 2002, of Canadian 364-Day Credit Agreement (previously filed).

      12.1 Computation of Ratios of Earnings to Fixed Charges (as corrected, filed herewith).

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

      99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

(b) Current Report on Form 8-K filed on April 26, 2002 reporting the Company's announcement of financial results for the quarter ended March 31, 2002.