Form 10-K
period 2002-09-30
CIT GROUP INC
filed 2002-12-23
CIK 1171825

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-K

                                   ----------

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2002

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                                   ----------

                        Commission File Number: 001-31369

                                 CIT Group Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                           65-1051192
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)

1 CIT Drive, Livingston, New Jersey                                07039
(Address of registrant's principal                               (Zip Code)
       executive offices)

       (Registrant's telephone number including area code): (973) 740-5000

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
      Title of each class                                  which registered
      -------------------                              ------------------------
Common Stock, par value $0.01 per share ...........    New York Stock Exchange
5 7/8% Notes due October 15, 2008 .................    New York Stock Exchange

                                   ----------

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the most recent New York Stock Exchange Composite Transaction closing price of Common Stock ($20.61 per share, 211,447,100 common stock outstanding), which occurred on November 15, 2002, was $4,357,924,731. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant. At November 15, 2002, 211,573,200 shares of CIT's common stock, par value $0.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      List here under the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part 1, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                   See pages 99 to 103 for the exhibit index.

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

Form 10-K
 Item No.                         Name of Item                              Page
 --------                         ------------                              ----
                                     Part I
Item 1.  Business .........................................................    1
Item 2.  Properties .......................................................    6
Item 3.  Legal Proceedings ................................................    6
Item 4.  Submission of Matters to a Vote of Security Holders ..............    6

                                   Part II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters ........................................................    7
Item 6.  Selected Financial Data ..........................................    7
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations and ..................................   10
Item 7A. Quantitative and Qualitative Disclosure about Market Risk ........   10
Item 8.  Financial Statements and Supplementary Data ......................   38
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ...........................................   83

                                  Part III
Item 10. Directors and Executive Officers of the Registrant ...............   84
Item 11. Executive Compensation ...........................................   87
Item 12. Security Ownership of Certain Beneficial Owners and Management ...   96
Item 13. Certain Relationships and Related Transactions ...................   97
Item 14. Controls and Procedures ..........................................   99

                                   Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..  100
Signatures ................................................................  105

                                     PART I

Item 1. Business

Overview

      CIT Group Inc., a Delaware corporation ("we," "CIT" or the "Company"), formerly known as Tyco Capital Corporation, and previously The CIT Group, Inc., is a leading independent commercial and consumer finance company. We are a source of financing and leasing capital for companies in a wide variety of industries, including many of today's leading industries and emerging businesses, offering vendor, equipment, commercial, factoring, consumer, and structured financing capabilities.

      On July 8, 2002, our former parent, Tyco International Ltd. ("Tyco"), sold 100% of CIT's outstanding common stock in an initial public offering. Immediately prior to the offering, a restructuring was effectuated whereby our predecessor, CIT Group Inc., a Nevada corporation, was merged with and into its parent Tyco Capital Holding, Inc. ("TCH") and that combined entity was further merged with and into CIT Group Inc. (Del), a Delaware corporation. In connection with the reorganization, CIT Group Inc. (Del) was renamed CIT Group Inc. As a result of the reorganization, CIT is the successor to CIT Group Inc. (Nevada)'s business, operations and obligations.

      On June 1, 2001, The CIT Group, Inc. was acquired by TCH, a wholly-owned subsidiary of Tyco, in a purchase business combination recorded under the "push-down" method of accounting, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001. Information relating to all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting.

      Following the acquisition by Tyco, we changed our fiscal year end from December 31 to September 30 to conform to Tyco's. On November 5, 2002, our board of directors approved returning to a calendar year end for financial reporting effective December 31, 2002.

      Founded in 1908, we have a broad array of "franchise" businesses that focus on specific industries, asset types and markets, which are balanced by client, industry and geographic diversification. Managed assets were $47.6 billion, owned financing and leasing assets were $36.4 billion and stockholders' equity was $4.8 billion at September 30, 2002.

      We offer commercial lending and leasing services, providing a wide range of financing and leasing products to small, midsize and larger companies across a wide variety of industries, including manufacturing, retailing, transportation, aerospace, construction, technology, communication, and various service-related industries. The secured lending, leasing and factoring products include direct loans and leases, operating leases, leveraged and single investor leases, secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing, debtor-in-possession and turnaround financing, and acquisition and expansion financing. Consumer lending is conducted in our Specialty Finance segment and consists primarily of home equity lending to consumers originated largely through a network of brokers and correspondents.

      Transactions are generated through direct calling efforts with borrowers, lessees, equipment end-users, vendors, manufacturers and distributors and through referral sources and other intermediaries. In addition, our strategic business units jointly structure certain transactions and refer or cross-sell transactions to other CIT units to best meet our customers' overall financing needs. We also buy and sell participations in and syndications of finance receivables and/or lines of credit. From time to time in the normal course of business, we purchase finance receivables in bulk to supplement our originations and sell select finance receivables and equipment under operating leases for risk and other balance sheet management purposes, or to improve profitability.

      We conduct our operations through strategic business units that market products and services to satisfy the financing needs of specific customers, industries, vendors/manufacturers, and markets. Our four business segments are as follows:

      o     Equipment Financing and Leasing

      o     Specialty Finance

      o     Commercial Finance

      o     Structured Finance

Equipment Financing and Leasing Segment

      Our Equipment Financing and Leasing operations had total financing and leasing assets of $14.3 billion at September 30, 2002, representing 39.2% of total financing and leasing assets. Total Equipment Financing and Leasing managed assets were $18.7 billion or 39.2% of total managed assets. We conduct our Equipment Financing and Leasing operations through two strategic business units:

      o Equipment Financing offers secured equipment financing and leasing and focuses on the broad distribution of its products through manufacturers, dealers/distributors, intermediaries and direct calling efforts primarily in manufacturing, construction, food services/stores, transportation and other industries.

      o Capital Finance offers secured equipment financing and leasing by directly marketing customized transactions of commercial aircraft and rail equipment.

      Equipment Financing and Capital Finance personnel have extensive expertise in managing equipment over its full life cycle, including purchasing new equipment, maintaining equipment, estimating residual values and re-marketing via re-leasing or selling equipment. Equipment Financing's and Capital Finance's equipment and industry expertise enables them to effectively manage equipment risk. For example, Capital Finance can reacquire commercial aircraft, if necessary, obtain any required maintenance and repairs for such aircraft and recertify such aircraft with appropriate authorities. We manage the equipment, the residual value and the risk of equipment remaining idle for extended periods of time and, where appropriate, we locate alternative equipment users or purchasers.

Equipment Financing

      Equipment Financing had total financing and leasing assets of $8.4 billion at September 30, 2002, representing 23.1% of our total financing and leasing assets. On a managed asset basis, Equipment Financing represents $12.8 billion or 26.8% of total managed assets. Equipment Financing offers secured equipment financing and leasing products, including loans, leases, wholesale and retail financing for distributors and manufacturers, loans guaranteed by the U.S. Small Business Administration, operating leases, sale and leaseback arrangements, portfolio acquisitions, revolving lines of credit and in-house syndication capabilities.

      Equipment Financing is a diversified, middle-market, secured equipment lender with a global presence and strong North American marketing coverage. At September 30, 2002, its portfolio included significant financing and leasing assets to customers in a number of different industries, with manufacturing being the largest as a percentage of financing and leasing assets, followed by construction and transportation, including business aircraft.

      Products are originated through direct calling on customers and through relationships with manufacturers, dealers, distributors and intermediaries that have leading or significant marketing positions in their respective industries. This provides Equipment Financing with efficient access to equipment end-users in many industries across a variety of equipment types.

Capital Finance

      Capital Finance had financing and leasing assets of $5.9 billion at September 30, 2002, which represented 16.1% of our total financing and leasing assets and 12.3% of managed assets. Capital Finance specializes in providing customized leasing and secured financing primarily to end-users of commercial aircraft and railcars, including operating leases, single investor leases, equity portions of leveraged leases, sale and leaseback arrangements, as well as loans secured by equipment. Typical customers are major domestic and international airlines, North American railroad companies and middle-market to larger-sized companies. New business is generated through direct calling efforts supplemented with transactions introduced by intermediaries and other referral sources.

      Capital Finance has provided financing to commercial airlines for over thirty years, and the commercial aerospace portfolio includes most of the leading U.S. and foreign commercial airlines. As of September 30, 2002, the commercial aerospace financing and leasing asset balance was $4.0 billion, consisting of 77 accounts and 193 aircraft with an average age of approximately
7.4 years, and all comply with Stage III noise regulations.

      Capital Finance has developed strong direct relationships with most major airlines and major aircraft and aircraft engine manufacturers. This provides Capital Finance with access to technical information, which enhances customer service, and provides opportunities to finance new business. See "Concentrations" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our aerospace portfolio.

      Capital Finance has over 25 years of experience in financing the rail industry, contributing to its knowledge of asset values, industry trends, product structuring and customer needs. Capital Finance has a dedicated rail equipment group, maintains relationships with several leading railcar manufacturers and has a significant direct calling effort on railroads and rail shippers in the United States. The Capital Finance rail portfolio includes loans and/or leases to all of the U.S. and Canadian Class I railroads (which are railroads with annual revenues of at least $250 million) and numerous shippers. The operating lease fleet includes primarily covered hopper cars used to ship grain and agricultural products, plastic pellets and cement; gondola cars for coal, steel coil and mill service; open hopper cars for coal and aggregates; center beam flat cars for lumber; and boxcars for paper and auto parts. Capital Finance owns and manages a fleet totaling in excess of 35,000 railcars. Capital Finance's owned railcars are relatively young with 62% built in 1994 or later. Capital Finance also has a fleet of over 460 locomotives.

Specialty Finance Segment

      At September 30, 2002, the Specialty Finance financing and leasing assets totaled $10.1 billion, representing 27.8% of total financing and leasing assets. Specialty Finance managed assets were $17.0 billion, representing 35.6% of total managed assets. These assets include small ticket commercial financing and leasing assets, vendor programs and consumer home equity. As part of our review of non-strategic businesses, in fiscal 2001 we sold approximately $1.4 billion of our manufactured housing loan portfolio, and are liquidating the remaining assets. We also exited the recreational vehicle finance market by selling approximately $700 million of receivables and placed the remaining portfolio in liquidation status. The primary focus of the ongoing consumer business is home equity lending.

      Specialty Finance forms relationships with industry-leading equipment vendors, including manufacturers, dealers and distributors, to deliver customized asset-based sales and financing solutions in a wide array of vendor programs. These alliances allow our vendor partners to better utilize core competencies, reduce capital needs and drive incremental sales volume. As a part of these programs, we offer (i) credit financing to the manufacturer's customers for the purchase or lease of the manufacturer's products, and (ii) enhanced sales tools to manufacturers and vendors, such as asset management services, efficient loan processing and real-time credit adjudication. Higher-level partnership programs provide integration with the vendor's business planning process and product offering systems to improve execution and reduce cycle times. Specialty Finance has significant vendor programs in information technology and telecommunications equipment and serves many other industries through its global network.

      These vendor alliances feature traditional vendor finance programs, joint ventures, profit sharing and other transaction structures entered into with large, sales-oriented corporate vendor partners. In the case of joint ventures, Specialty Finance and the vendor combine financing activities through a distinct legal entity that is jointly owned. Generally, these arrangements are accounted for on an equity basis, with profits and losses distributed according to the joint venture agreement, and Specialty Finance purchases finance receivables originated by the joint venture. Two of the key joint venture relationships are with Dell Computer Corporation and Snap-on Incorporated. Specialty Finance also utilizes "virtual joint ventures," whereby the assets are originated on Specialty Finance's balance sheet, while profits and losses are shared with the vendor. These types of strategic alliances are a key source of business for Specialty Finance. New vendor alliance business is also generated through intermediaries and other referral sources, as well as through direct end-user relationships.

      The Specialty Finance small-ticket commercial loan business is engaged mainly in the leasing of office products, computers, point-of-sale equipment and other technology products in the United States and Canada. Products are originated through direct calling on customers and through relationships with manufacturers, dealers, distributors and other intermediaries.

      Home equity products include both fixed and variable-rate closed-end loans and variable-rate lines of credit. This unit primarily originates, purchases and services loans secured by first or second liens on detached, single-family, residential properties. Customers borrow for the purpose of consolidating debts, refinancing an existing mortgage, funding home improvements, paying education expenses and, to a lesser extent, purchasing a home, among other reasons. Specialty Finance primarily originates loans through brokers and correspondents with a high proportion of home equity applications processed electronically over the internet via BrokerEdgeSM using proprietary systems. Through experienced lending professionals and automation, Specialty Finance provides rapid turnaround time from application to loan funding, which is critical to broker relationships.

      Specialty Finance sells individual loans and portfolios of loans to banks, thrifts and other originators of consumer loans to maximize the value of its origination network and to improve overall profitability. Contract servicing for securitization trusts and other third parties is provided through a centralized consumer Asset Service Center. Commercial assets are serviced via several centers in the United States, Canada and internationally. Our Asset Service Center centrally services and collects substantially all of our consumer receivables, including loans originated or purchased by our Specialty Finance segment, as well as loans originated or purchased and subsequently securitized with servicing retained. The servicing portfolio also includes loans owned by third parties that are serviced by our Specialty Finance segment for a fee on a "contract" basis. These third-party portfolios totaled $2.9 billion at September 30, 2002.

Commercial Finance Segment

      At September 30, 2002, the financing and leasing assets of our Commercial Finance segment totaled $8.9 billion, representing 24.5% of total financing and leasing assets and 18.7% of managed assets. We conduct our Commercial Finance operations through two strategic business units, both of which focus on accounts receivable and inventories as the primary source of security for their lending transactions.

      o Commercial Services provides factoring and receivable/collection management products and secured financing to companies in apparel, textile, furniture, home furnishings and other industries.

      o Business Credit provides secured financing to a full range of borrowers from small to larger-sized companies.

Commercial Services

      Commercial Services had total financing and leasing assets of $5.0 billion at September 30, 2002, which represented 13.9% of our total financing and leasing assets and 10.6% of managed assets. Commercial Services offers a full range of domestic and international customized credit protection, lending and outsourcing services that include working capital and term loans, factoring, receivable management outsourcing, bulk purchases of accounts receivable, import and export financing and letter of credit programs.

      Financing  is  provided  to  clients  through  the  purchase  of  accounts receivable owed to clients by their customers, as well as by guaranteeing amounts due under letters of credit issued to the clients' suppliers, which are collateralized by accounts receivable and other assets. The purchase of accounts receivable is traditionally known as "factoring" and results in the payment by the client of a factoring fee which is commensurate with the underlying degree of credit risk and recourse, and which is generally a percentage of the factored receivables or sales volume. When Commercial Services "factors" (i.e., purchases) a customer invoice from a client, it records the customer receivable as an asset and also establishes a liability for the funds due to the client ("credit balances of factoring clients"). Commercial Services also may advance funds to its clients prior to collection of receivables, typically in an amount up to 80% of eligible accounts receivable (as defined for that transaction), charging interest on such advances (in addition to any factoring fees) and satisfying such advances from receivables collections.

      Clients use Commercial Services' products and services for various purposes, including improving cash flow, mitigating or reducing the risk of charge-offs, increasing sales and improving management information. Further, with the TotalSourceSM product, clients can outsource bookkeeping, collection and other receivable processing activities. These services are attractive to industries outside the typical factoring markets, providing growth opportunities.

      Commercial Services generates business regionally from a variety of sources, including direct calling efforts and referrals from existing clients and other referral sources.

Business Credit

      Financing and leasing assets of Business Credit totaled $3.9 billion at September 30, 2002 and represented 10.6% of our total financing and leasing assets and 8.1% of managed assets. Business Credit offers revolving and term loans secured by accounts receivable, inventories and fixed assets to smaller through larger-sized companies. Clients use such loans primarily for working capital, growth, expansion, acquisitions, refinancings, debtor-in-possession financing, reorganization and restructurings, and turnaround financings. Business Credit sells and purchases participation interests in such loans to and from other lenders.

      Through its variable interest rate senior revolving and term loan products, Business Credit meets its customers' financing needs that are otherwise not met through bank or other unsecured financing alternatives. Business Credit typically structures financings on a secured basis, though, from time to time, it may look to a customer's cash flow to support a portion of the credit facility. Revolving and term loans are made on a variable interest rate basis based on published indexes, such as LIBOR or the prime rate of interest.

      Business is originated through direct calling efforts and intermediary and referral sources, as well as through sales and regional offices. Business Credit has focused on increasing the proportion of direct business origination to improve its ability to capture or retain refinancing opportunities and to enhance finance income. Business Credit has developed long-term relationships with selected banks, finance companies and other lenders and with many diversified referral sources.

Structured Finance Segment

      Structured Finance had financing and leasing assets of $3.1 billion, comprising 8.5% of our total financing and leasing assets and 6.5% of managed assets at September 30, 2002. Structured Finance operates internationally through operations in the United States, Canada and Europe. Structured Finance provides specialized investment banking services to the international corporate finance and institutional finance markets by providing asset-based financing for large ticket asset acquisitions and project financing and related advisory services to equipment manufacturers, corporate clients, regional airlines, governments and public sector agencies. Communications (including telecommunication), transportation, and the power and utilities sectors are among the industries that Structured Finance serves.

      Structured Finance also serves as an origination conduit to its lending partners by seeking out and creating investment opportunities. Structured Finance has established relationships with insurance companies and institutional investors and can arrange financing opportunities that meet asset class, yield, duration and credit quality requirements. Accordingly, syndication capability and fee generation are key characteristics of Structured Finance's business. Structured Finance utilizes special purpose entities ("SPEs") to record certain individual structured leasing transactions, including leveraged leases. These SPEs are generally accounted for as consolidated entities of CIT.

      The segment has direct and private fund venture capital equity investments totaling $341.7 million at September 30, 2002. In 2001, we ceased making new venture capital investments beyond existing commitments, which totaled approximately $176.6 million at September 30, 2002.

Other Segment and Concentration Data

      The percentage of total segment operating margin for the period ended September 30, 2002 by segment is as follows: Equipment Financing and Leasing (27%), Specialty Finance (44%), Commercial Finance (23%) and Structured Finance (6%). For the year ended September 30, 2002, 81% of our revenues were derived from U.S. financing and leasing activities and 19% was derived from International financing and leasing activities.

      Further segment data, including certain income related balances, is disclosed in Item 8. Financial Statements and Supplementary Data, Note 24.

      See Item 8. Financial Statements and Supplementary Data, Note 7 and the "Concentrations" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, for a discussion on industry concentration.

Competition

      Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. Competitors include
captive  and  independent   finance  companies,   commercial  banks  and
thrift institutions, industrial banks, leasing companies, manufacturers and vendors with global reach. Substantial financial services operations with global reach have been formed by bank holding, leasing, finance and insurance companies that compete with us. On a local level, community banks and smaller independent finance and mortgage companies are a competitive force. Some competitors have substantial local market positions. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of these competitors are larger than we are and may have access to capital at a lower cost than we do. Competition has been enhanced in recent years by the acquisition of many of our competitors by large financial institutions. Despite the consolidation in the industry, the markets for many of our products are characterized by a large number of competitors. However, with respect to some of our products, competition is more concentrated.

      We compete primarily on the basis of pricing, terms and structure. From time to time, our competitors seek to compete aggressively on the basis of these factors and we may lose market share to the extent we are unwilling to match competitor pricing and terms in order to maintain interest margins and/or credit standards.

      Other primary competitive factors include industry experience, client service and relationships. In addition, demand for our products with respect to certain industries will be affected by demand for such industry's services and products and by industry regulations.

Regulation

      Our operations are subject, in certain instances, to supervision and regulation by state, federal and various foreign governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities, including establishing licensing requirements, if any, in applicable jurisdictions, (ii) establish maximum interest rates, finance charges and other charges, (iii) regulate customers' insurance coverages, (iv) require disclosures to customers, (v) govern secured transactions, (vi) set collection, foreclosure, repossession and claims handling procedures and other trade practices, (vii) prohibit discrimination in the extension of credit and administration of loans, and (viii) regulate the use and reporting of information related to a borrower's credit experience. In addition to the foregoing, CIT Bank, a Utah industrial loan corporation wholly owned by CIT, is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions.

Employees

      CIT employed approximately 5,850 people at September 30, 2002, of which approximately 4,425 were employed in the United States and 1,425 were outside the United States.

Item 2. Properties

      CIT conducts its operations in the United States, Canada, Europe, Latin America, Australia and the Asia-Pacific region. CIT occupies approximately 2.5 million square feet of office space, substantially all of which is leased. Such leased office space is suitable and adequate for our needs and we utilize, or plan to utilize, substantially all of our leased office space.

Item 3. Legal Proceedings

      We are a defendant in various lawsuits arising in the ordinary course of our business. We aggressively manage our litigation and evaluate appropriate responses to our lawsuits in light of a number of factors, including the potential impact of the actions on the conduct of our operations. In the opinion of management, none of the pending matters is expected to have a material adverse effect on our financial condition, results of operations or liquidity. However, there can be no assurance that an adverse decision in one or more of such lawsuits will not have a material adverse effect.

Item 4. Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders during the fourth fiscal quarter of 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock is listed on the New York Stock Exchange. During the period July 2, 2002 (the first day of trading subsequent to our initial public offering) through September 30, 2002, the high and low last reported sales price for our common stock was $23.80 and $17.98, respectively.

      Following our initial public offering in November 1997 and prior to the acquisition by Tyco, we paid a quarterly dividend of $0.10 per share, except for the first quarter of 1998. During Tyco's ownership from June 2001 until July 2002, there were no cash dividends on our common stock. Following our July 2002 initial public offering, our policy will be to pay a dividend while retaining a strong capital base. On October 28, 2002, our board of directors declared the first such quarterly dividend of $0.12 per share, payable on November 27, 2002 to shareholders of record on November 15, 2002. Future dividends are subject to the discretion of our board of directors. Any determination as to the payment of dividends, including the level of dividends, will depend on, among other things, general economic and business conditions, our strategic and operational plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as the board of directors may consider to be relevant.

      As of November 15, 2002, there were 25 stockholders of record of CIT.

      At September 30, 2002, all equity compensation plans had received shareholder approval, and 15,494,009 options to purchase shares of CIT common stock had been awarded under such plans, with 9,980,944 options available for future issuance. We had no equity compensation plans that were not approved by shareholders. For further information on such plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data,
Note 18.

Item 6. Selected Financial Data

      On June 1, 2001, The CIT Group, Inc. ("CIT") was acquired by a wholly-owned subsidiary of Tyco, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001. Information relating to all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting. To assist in the comparability of our financial results and discussions, results of operations for the nine months ended September 30, 2001 include results for five months of the predecessor and four months of the successor and are designated as "combined".

      On July 8, 2002, our former parent, Tyco International Ltd. ("Tyco"), completed a sale of 100% of CIT's outstanding common stock in an initial public offering. Immediately prior to the offering, CIT was merged with its parent Tyco Capital Holding, Inc. (TCH), a company used to acquire CIT. As a result of the reorganization, the historical financial statements of TCH are included in the historical consolidated CIT financial statements. Prior to the IPO of CIT on July 8, 2002, the activity of TCH consisted primarily of interest expense to an affiliate of Tyco, and the TCH accumulated net deficit was relieved via a capital contribution from Tyco. There was no TCH activity subsequent to June 30, 2002. The results for both 2002 and 2001 include activity of TCH. Therefore, certain previously reported CIT data may differ from the data presented below, due primarily to the debt and the related interest expense payable to Tyco subsidiaries and general operating expenses of TCH.

      The following tables set forth selected consolidated financial information regarding our results of operations and balance sheets.

      The data presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Item 8. Financial Statements and Supplementary Data.

                                                        At or
                                          At or        for the
                                         for the      Nine Months           At or For the Years Ended
                                       Year Ended       Ended                      December 31,
                                      September 30,  September 30, -------------------------------------------
                                          2002           2001           2000           1999           1998
                                       -----------    ----------   -------------   ---------------------------
($ in millions)                        (successor)    (combined)   (predecessor)   (predecessor) (predecessor)
--------------
Results of Operations

Net finance margin ..................   $ 1,662.5      $ 1,318.8     $ 1,469.4     $   917.4     $   804.8
Provision for credit losses .........       788.3          332.5         255.2         110.3          99.4
Operating margin ....................     1,806.5        1,558.9       2,126.2       1,157.9         960.8
Salaries and general operating
   expenses .........................       946.4          794.5       1,035.2         516.0         407.7
Goodwill impairment .................     6,511.7             --            --            --            --
Goodwill amortization ...............          --           97.6          86.3          25.7          10.1
Acquisition related costs ...........          --           54.0            --            --            --
Intercompany interest
  expense -- TCH ....................       662.6           98.8            --            --            --
Net (loss) income ...................    (6,698.7)         263.3         611.6         389.4         338.8
Net (loss) income per
   share(1)-- basic and diluted .....      (31.66)          1.24          2.89          1.84          1.60
Dividends per share(1) ..............          --           0.25          0.50          0.31          0.23

Balance Sheet Data

Total finance receivables ...........   $28,459.0      $31,879.4     $33,497.5     $31,007.1     $19,856.0
Reserve for credit losses ...........       777.8          492.9         468.5         446.9         263.7
Operating lease equipment, net ......     6,567.4        6,402.8       7,190.6       6,125.9       2,774.1
Goodwill, net .......................       384.4        6,547.5       1,964.6       1,850.5         216.5
Total assets ........................    42,710.5       51,349.3      48,689.8      45,081.1      24,303.1
Commercial paper ....................     4,654.2        8,869.2       9,063.5       8,974.0       6,144.1
Variable-rate bank credit facilities      4,037.4             --            --            --            --
Variable-rate senior notes ..........     5,379.0        9,614.6      11,130.5       7,147.2       4,275.0
Fixed-rate senior notes .............    18,385.4       17,113.9      17,571.1      19,052.3       8,032.3
Subordinated fixed-rate notes .......          --          100.0         200.0         200.0         200.0
Company-obligated mandatorily
   redeemable preferred securities of
   subsidiary trust holding solely
   debentures of the Company ........       257.7          260.0         250.0         250.0         250.0
Stockholders' equity ................     4,757.8        5,947.6       6,007.2       5,554.4       2,701.6

Selected Data and Ratios
Profitability

Net finance margin as a percentage
   of average earning assets
   ("AEA")(2) .......................        4.64%          4.34%         3.61%         3.59%         3.93%
Ratio of earnings to fixed charges(4)          (9)          1.37x         1.39x         1.45x         1.49x
Salaries and general operating
   expenses (excluding goodwill
   amortization) as a percentage
   of average managed assets
   ("AMA")(5) .......................        2.01%          2.09%         2.01%         1.75%         1.78%
Efficiency ratio (excluding goodwill
   amortization)(6) .................        36.5%          42.0%         43.8%         41.3%         39.2%

                                                            At or
                                              At or        for the
                                             for the      Nine Months           At or For the Years Ended
                                           Year Ended       Ended                      December 31,
                                          September 30,  September 30, -------------------------------------------
                                              2002           2001           2000           1999           1998
                                           -----------    ----------   -------------   ---------------------------
($ in millions)                            (successor)    (combined)   (predecessor)   (predecessor) (predecessor)
--------------
Credit Quality

60+ days contractual delinquency as a
   percentage of finance receivables ....        3.76%         3.46%         2.98%         2.71%         1.75%
Non-accrual loans as a percentage
   of finance receivables ...............        3.43%         2.67%         2.10%         1.65%         1.06%
Net credit losses as a percentage of
   average finance receivables ..........        1.67%         1.20%         0.71%         0.42%         0.42%
Reserve for credit losses as a
   percentage of finance receivables ....        2.73%         1.55%         1.40%         1.44%         1.33%

Leverage

Total debt (net of overnight deposits) to
   tangible stockholders' equity(3)(7) ..        6.54x         8.20x         8.78x         8.75x         6.82x
Tangible stockholders' equity(3) to
   managed assets(8) ....................         9.9%          8.6%          7.8%          7.7%         10.4%

Other

Total managed assets(8) .................   $47,622.3     $50,877.1     $54,900.9     $51,433.3     $26,216.3
Employees ...............................       5,850         6,785         7,355         8,255         3,230

--------------------------------------------------------------------------------
(1) Net (loss) income and dividend per share calculations assume that common shares outstanding as a result of the July 2002 IPO were outstanding during all historical periods presented.

(2) "AEA" means average earning assets which is the average of finance receivables, operating lease equipment, finance receivables held for sale and certain investments, less credit balances of factoring clients.

(3) Tangible stockholders' equity excludes goodwill and other intangible assets and excludes TCH results.

(4) For purposes of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, minority interest in subsidiary trust holding solely debentures of the Company and one-third of rent expense which is deemed representative of an interest factor.

(5) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by us.

(6) Efficiency ratio is the ratio of salaries and general operating expenses to the sum of operating revenue less minority interest in subsidiary trust holding solely debentures of CIT.

(7)   Total  debt  excludes,   and  tangible   stockholders'   equity  includes,
      Company-obligated   mandatorily   redeemable   preferred   securities   of
      subsidiary trust holding solely debentures of the Company.

(8) "Managed assets" means owned assets and assets previously securitized and still managed by us and include (i) financing and leasing assets, (ii) certain investments and (iii) off-balance sheet finance receivables.

(9) Earnings were insufficient to cover fixed charges by $6,331.1 million in the twelve months ended September 30, 2002. Earnings for the twelve months ended September 30, 2002 included a non-cash goodwill impairment charge of $6,511.7 million in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The ratio of earnings to fixed charges included fixed charges of $1,471.8 million and a loss before provision for income taxes of $6,331.1 million resulting in a total loss provision for income taxes and fixed charges of $(4,859.3) million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Overview

      The accompanying Consolidated Financial Statements include the consolidated accounts of CIT Group Inc., a Delaware corporation ("we," "CIT" or the "Company"), formerly known as CIT Group Inc., a Nevada corporation, and previously The CIT Group, Inc. On July 8, 2002, our former parent, Tyco International Ltd. ("Tyco"), completed a sale of 100% of CIT's outstanding common stock in an initial public offering ("IPO"). Immediately prior to the offering, our predecessor, CIT Group Inc., a Nevada corporation, was merged with and into its parent Tyco Capital Holding, Inc. ("TCH") and that combined entity was further merged with and into CIT Group Inc. (Del), a Delaware corporation. In connection with the reorganization, CIT Group Inc. (Del) was renamed CIT Group Inc. As a result of the reorganization, CIT is the successor to CIT Group Inc. (Nevada)'s business, operations and obligations. As a result of the reorganization, the financial results of TCH are included in the consolidated CIT financial statements.

      Prior to the IPO of CIT on July 8, 2002, the activity of TCH consisted primarily of interest expense to an affiliate of Tyco, and the TCH accumulated net deficit was relieved via a capital contribution from Tyco. The activity of TCH consisted primarily of interest expense to an affiliate of Tyco during the period from June 1, 2001 to June 30, 2002. TCH had no operations subsequent to June 30, 2002. Although the audited financial statements and notes thereto include the activity of TCH in conformity with accounting principles generally accepted in the U.S., management believes that it is most meaningful to discuss our financial results excluding TCH, due to its temporary status as a Tyco acquisition company with respect to CIT. Therefore, throughout this section, in order to provide comparability with current quarter and prospective results, current year to date and prior year comparisons exclude the results of TCH. Consolidating balance sheets and income statements for CIT, TCH and CIT consolidated are displayed in Note 2 to the financial statements.

      On June 1, 2001, The CIT Group, Inc. ("CIT") was acquired by Tyco, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001. Information relating to all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting. To assist in the comparability of our financial results and discussions, results of operations for the nine months ended September 30, 2001 include results for five months of the predecessor and four months of the successor and are designated as "combined". Following the acquisition by Tyco, we changed our fiscal year end from December 31 to September 30, to conform to Tyco's fiscal year end. On November 5, 2002, the CIT Board of Directors approved the return to a calendar year end effective December 31, 2002. To further assist in the comparability and the analysis of results for the year ended September 30, 2002, results for the twelve months ended September 30, 2001 are shown in addition to results for the nine-month transition period ended September 30, 2001. The data for the twelve months ended September 30, 2001 is derived from the quarters ended December 31, 2000, March 31, 2001 and September 30, 2001 plus the combined three months ended June 30, 2001, which reflects CIT results subsequent to the purchase by Tyco on June 1, 2001.

Key Business Initiatives and Trends

      In late 2000, we initiated our plan to sell or liquidate approximately $4.5 billion of lower return non-strategic assets. This followed the integration of the 1999 acquisition of Newcourt Credit Group, which significantly increased the company's size, broadened our asset and product base and established our substantial international reach. Further, management set forth its plan to strengthen its capital ratios.

      In mid-2001, the initiative to sell or liquidate targeted lower return non-strategic assets and improve leverage was broadened and accelerated because the June 2001 acquisition by Tyco provided additional capital and support in this regard. Management also initiated further business line consolidation and operating expense cost reductions both in the corporate staff areas and in the business units. In early to mid-2001, the e-commerce and telecommunications industry downturns in the economy became evident. In light of this downturn, we recognized impairment charges against earnings prior to the Tyco acquisition, including equity interests related to e-commerce and telecommunications.

      The targeted non-strategic business lines and products were sold or placed in liquidation status to maximize value to the company, and we ceased originating new business in these areas. Severance and other costs associated with these initiatives were identified in plans that were approved by senior management. These costs plus any adjustments to reduce the carrying values of the targeted assets to fair value were provided for primarily through purchase accounting (Tyco's acquisition of CIT, with the purchase accounting adjustments "pushed -down" to CIT financials). In support of these initiatives, Tyco provided nearly $900 million of additional capital to CIT from June through December of 2001. We also decided to cease making new venture capital investments and to run-off our existing portfolio.

      As a result, the targeted lower return assets were as follows:

                                                                                    Balance Outstanding at
                                                                                      September 30, 2002
           Portfolio                               Status                             ($ in billions)(1)
           ---------                               ------                             ------------------
Manufactured housing ..........   $1.4 billion sold June 2001, remaining                     $0.6
                                  portfolio placed in liquidation

Recreational vehicle ..........   $700 million sold October 2001, remaining                  $0.1
                                  portfolio placed in liquidation

Recreational marine ...........   $600 million placed in liquidation                         $0.1

Wholesale inventory finance ...   $250 million placed in liquidation                         $ --

Franchise finance .............   $750 million placed in liquidation, with                   $0.4
                                  $200 million subsequently sold in August 2002

Owner-operator trucking .......   approximately $60 million of repossessed assets            $0.3
                                  rapidly liquidated in July-August 2001 and
                                  $500 million of receivables placed in liquidation

Venture capital ...............   $350 million placed in run-off status                      $0.3
                                                                                             ----
                                                                                             $1.8
                                                                                             ====

--------------------------------------------------------------------------------
(1)   On-balance sheet financing and leasing assets.

      In early 2002, Tyco announced its break-up plan and intent to sell its interest in CIT. Subsequent developments at Tyco prior to the separation of CIT resulted in credit rating downgrades of Tyco and similar but more limited actions for CIT. These rating actions caused significant disruption to our historical funding base. As a result, the Company's access to the commercial paper market was hindered, and the Company drew down on its existing backup lines of credit to meet its financing requirements. Consequently, management focused primarily on liquidity and capital as opposed to growth and profitability. As a result of this focus, senior management met regularly to discuss such topics as daily cash flow, forecasts and funding needs, prioritization of liquidity to existing customers and tempering acquisition and portfolio purchases. Significant initiatives were undertaken to fortify the Company's liquidity position, to address bond holder protections, to reaccess the commercial paper and term debt markets and to improve our balance sheet strength. The steps taken are outline below.

      In February 2002 we amended our bond indentures to prohibit or restrict transactions with Tyco for as long as CIT was owned by Tyco. CIT completed a $1.2 billion conduit financing backed by trade accounts receivable in order to broaden funding access and repay term debt at the scheduled maturities. In March 2002, we completed a $1.0 billion securitization facility backed by home equity loans to further broaden funding access. In April 2002, we completed a $2.5 billion unsecured debt offering comprised of $1.25 billion of 7.375% senior notes due in April 2007, and $1.25 billion senior notes due in April 2012. In May 2002, we executed a $1.1 billion public asset backed transaction, secured by equipment collateral. In June 2002, we extended our existing $3 billion equipment conduit facility and increased the facility size to $3.5 billion. Also in June, we executed a $1 billion public asset backed transaction, secured by Home Equity assets.

      In July, we completed our 100% IPO, with the proceeds paid to our former parent. CIT received over $250 million of additional capital shortly following the IPO as the underwriters elected to exercise their over-allotment or "green shoe" option, which enhanced our capital base.

      Immediately following the Company's IPO and complete separation from Tyco, debt credit ratings were upgraded by Standard & Poor's and Fitch. Shortly thereafter, the Company commenced repayment of its drawn bank facilities, which facilitated our re-entrance into the commercial paper markets. We re-launched our commercial paper program, and achieved significant outstandings at attractive pricing levels. We continued to pay down existing credit facilities, maintaining back-stop liquidity to fully cover all outstanding commercial paper. In October 2002, we made further improvements to our maturity profile. In July, 2002, we entered into an agreement with a financial institution to provide us with an additional $250 million in backstop liquidity. The terms and conditions of that agreement are substantially identical to those contained in our existing credit agreements. We retired the $3.7 billion 364-day credit facility due in March 2003 and negotiated a new $2.3 billion 364-day committed credit facility which will expire in October 2003. Proceeds from the new facility along with other liquidity sources were utilized to pay down the prior facility. The Company had aggregate committed credit facilities of approximately $7.35 billion, with $4.735 billion available at September 30, 2002. Please refer to
Note 10 - Debt, for more detail on our credit facilities.

      We demonstrated successful access to the term debt markets as well. Since the IPO, we have issued in aggregate $3.8 billion in unsecured senior debt, comprised of $2.7 billion in fixed-rate debt and $1.1 billion in floating-rate debt. In October 2002, we established a retail debt program and have issued $0.6 billion under that program as of December 9, 2002. The weighted average rate on the fixed rate issuance has been 5.85%, which is lower than the weighted average of our outstanding debt portfolio, although the relative borrowing spreads are higher than comparable borrowing spreads prior to the onset of events surrounding our separation from Tyco. Further, in early December 2002, we completed a 5 year-fixed rate transaction for $800 million at a spread of 235 basis points over U.S. Treasuries. In general, the spreads on interest rates for corporate bonds have risen over the past year. We may use interest rate derivatives to swap some of the aforementioned debt to floating to better match our asset base and to minimize funding costs.

      The events described resulted in an increased cost of funds due to sources of financing being more expensive than our traditional financing sources, and due to the Company maintaining excess cash liquidity levels. Management expects that margin and earnings will continue to be similarly impacted for the foreseeable future, as results in prospective quarters will reflect the continued impact of the more expensive funding sources and excess liquidity.

      The following table summarizes the trend in our quality spreads (interest rate cost over U.S. Treasury rates) in relation to 5 year treasuries. Amounts are in basis points and represent the average spread during the period ended:

                                     September 30,    June 30,    September 30,   December 31,    December 31,
                                         2002           2002          2001            2000            1999
                                     -------------    --------    -------------   ------------    ------------
Spread over U.S. Treasuries .....         313            255           147             154             105

      As management was executing its plan to dispose of targeted assets while improving liquidity and capital, the U.S. and world economies slowed drastically. The slowing economy dampened demand for new borrowings, which was reflected in lower loan origination levels. In conjunction with the emphasis placed on liquidating or selling targeted assets, and securitizing higher levels of assets to meet liquidity needs, our on balance sheet owned assets decreased, which in turn led to lower levels of net interest margin.

      As the economy continued its slowdown, market interest rates continued to decline in line with the various rate-easing moves effected by the Federal Reserve Bank. However, given the weak economy, and difficult atmosphere created by numerous corporate bankruptcies and financial reporting irregularities, corporate bond quality spreads continued to increase, or "widen out", leading to increased borrowing costs relative to U.S. Treasury securities and various floating rate indexes for corporate borrowers, including CIT.

      The poor economy also resulted in worsening borrower performance and a decline in equipment values, leading to higher loss frequency and severity, which lowered earnings. In response to increasing past due and non-performing loan levels, management increased our balance sheet reserve for credit losses, even as portfolio asset levels continued to decline. Our exposures to telecommunications and Argentina were evaluated, with specific reserving actions taken in the June 2002 quarter. These reserves were added to the balance sheet reserve for credit losses and are separately identified and tracked in relationship to the performance of the corresponding portfolios. These reserving actions were consistent with our focus to improve balance sheet strength.

      Management's current principle focus is on improving the credit quality of our portfolio, lowering our quality spreads to decrease our cost of funds, continuing to broaden our funding access, including securitization, increasing new business origination volumes and prudently seeking opportunities to grow our earning assets, while maintaining our expense discipline.

      The following portions of the Management's Discussion and Analysis provide greater detail regarding the effects on our financial results of the various management initiatives, events and economic factors outlined above.

Income Statement and Balance Sheet Overview

      The following table summarizes the effect for the respective reporting periods of certain reserving actions and other charges, and TCH losses as well as goodwill related items that affect the comparability of our financial results under GAAP ($ in millions).

                                                                Twelve Months Ended            Nine Months
                                                                    September 30,                 Ended         Year Ended
                                                           ------------------------------      September 30,    December 31,
                                                              2002                2001             2001            2000
                                                           -----------         ----------       ----------     -------------
                                                           (successor)         (combined)       (combined)     (predecessor)
Net (loss) income ..................................        $(6,698.7)          $  423.4         $  263.3         $  611.6
Charges included in net (loss) income:
   Goodwill impairment .............................          6,511.7                 --               --               --
   Goodwill amortization ...........................               --              112.4             92.5             75.4
   Reserving actions and other charges .............            242.5              158.0            158.0               --
   TCH losses ......................................            723.5               70.5             70.5               --
                                                            ---------           --------         --------         --------
Net income -- before charges .......................        $   779.0           $  764.3         $  584.3         $  687.0
                                                            =========           ========         ========         ========

      The reserving actions and other charges of $242.5 million includes the following: a $136.4 million, after tax, provision to establish reserves primarily relating to the telecommunications portfolio, notably CLEC exposures; a $83.7 million after tax provision for the devaluation of the Argentine peso brought on by economic reforms instituted by the Argentine government that converted dollar-denominated receivables into peso denominated obligations and a $22.4 million charge related to the run-off venture capital business, reflecting continued deterioration in valuations, particularly investments in private equity funds. The venture capital charge consisted of both realized losses and write-downs for other than temporary declines in value and is included as a reduction to other revenue. As a result of the adoption of Statement of Financial Accounting Standards No. ("SFAS") 142, "Goodwill and Other Intangible Assets" on October 1, 2001, there was no goodwill amortization for the current year.

      Net income for the nine months ended September 30, 2001 included a charge of $221.6 million ($158.0 million after-tax) consisting of the following: a provision of $89.5 million for certain under-performing equipment leasing and loan portfolios, primarily in the telecommunications industry; write-downs of $78.1 million for certain equity investments in the telecommunications industry and e-commerce markets; and acquisition-related transaction costs of $54.0 million incurred by CIT prior to and in connection with its acquisition by Tyco. The $78.1 million write-down is netted in other revenue in the Consolidated Statement of Income and the impairment of portfolio assets of $89.5 million is included in the provision for credit losses. The impairment and valuation charges above relate to loans, leases and investments that are being liquidated.

      Managed assets totaled $47.6 billion at September 30, 2002, $50.9 billion at September 30, 2001, and $54.9 billion at December 31, 2000, while financing and leasing portfolio assets totaled $36.4 billion, $40.7 billion, and $43.8 billion at September 30, 2002 and 2001, and December 31, 2000, respectively. The decreases in both managed and portfolio assets during these periods reflect the factors discussed in the key business initiatives and trends section, namely lower origination volume brought upon by the slow economic conditions, growth constraints caused by the disruption to our funding base in 2002 which increased our funding costs (see Net Finance Margin and Liquidity sections for further discussion), and the sales and continued liquidation of several product line portfolios. See "Financing and Leasing Assets" for additional information.

Net Finance Margin

      A comparison of finance income and net finance margin is set forth below ($ in millions).

                                                                Twelve Months Ended            Nine Months
                                                                    September 30,                 Ended         Year Ended
                                                           ------------------------------      September 30,    December 31,
                                                              2002                2001             2001            2000
                                                           -----------         ----------       ----------     -------------
                                                           (successor)         (combined)       (combined)     (predecessor)
Finance income .......................................      $  4,342.8         $  5,366.5      $  3,975.3        $  5,248.4
Interest expense .....................................         1,439.3            2,272.0         1,619.8           2,497.7
                                                            ----------         ----------      ----------        ----------
   Net finance income ................................         2,903.5            3,094.5         2,355.5           2,750.7
Depreciation on operating lease equipment ............         1,241.0            1,385.1         1,036.7           1,281.3
                                                            ----------         ----------      ----------        ----------
   Net finance margin ................................      $  1,662.5         $  1,709.4      $  1,318.8        $  1,469.4
                                                            ==========         ==========      ==========        ==========
Average earning assets ("AEA") .......................      $ 35,796.4         $ 40,644.5      $ 40,442.0        $ 40,682.5
                                                            ==========         ==========      ==========        ==========

As a % of AEA
Finance income .......................................           12.13%             13.20%          13.10%            12.90%
Interest expense .....................................            4.02%              5.59%           5.34%             6.14%
                                                            ----------         ----------      ----------        ----------
   Net finance income ................................            8.11%              7.61%           7.76%             6.76%
Depreciation on operating lease equipment ............            3.47%              3.40%           3.42%             3.15%
                                                            ----------         ----------      ----------        ----------
Net finance margin ...................................            4.64%              4.21%           4.34%             3.61%
                                                            ==========         ==========      ==========        ==========

      The net finance margin as a percentage of AEA was favorably impacted in 2002 by the liquidation or disposal of non-strategic and under-performing businesses, the decline in market interest rates, the effect of fair value adjustments in the new basis of accounting to reflect market interest rates on debt and assets (including liquidating portfolios) and lower leverage. For the twelve months ended September 30, 2002 and 2001, the impact on risk adjusted interest margin due to fair value adjustments to mark receivables and debt to market in conjunction with the Tyco acquisition was approximately 45 and 16 basis points, respectively. The favorable effect of this adjustment will decline prospectively unless our debt quality spreads return to historical levels. See the Key Business Initiatives and Trends section for further discussion of our quality spreads. These favorable items were mitigated by the higher funding cost associated with the draw down of bank facilities to pay off commercial paper, the issuance of term debt at wider credit spreads in 2002 and higher levels of excess cash maintained for liquidity purposes. AEA declined during 2002 due to the factors discussed previously in the Key Business Initiatives and Trends section. The 2001 results reflect asset levels comparable to 2000 and stable yields, coupled with lower interest expense. Excluding higher operating lease rentals, which were offset by higher depreciation expense, 2001 net finance income as a percentage of AEA was essentially flat with 2000 reflecting the disposition of non-strategic and lower margin businesses, the lower 2001 interest rate environment and the impact of the new basis method of accounting to reflect market interest rates on debt and receivables at the time of the acquisition.

      Finance income (interest on loans and lease rentals) for the year ended September 30, 2002 decreased 19.1%, which primarily reflected a decline of 11.9% in AEA for the year ended September 30, 2002 compared to the twelve months ended September 30, 2001. The decline in 2002 reflects the impact of portfolio mix changes resulting from the sale and liquidation activities, as well as the favorable impact of the new basis of accounting, which were offset by the effects of lower market interest rates and lower rentals in the aerospace portfolio due to the commercial airline industry downturn in 2001. Although market interest rates were rising in 2000 and declining in 2001, the 2001 increase in yield over 2000 primarily reflects changes in product mix and the sale or liquidation of non-strategic, lower yielding assets.

      The 2002 lower interest expense both in dollars and as a percentage of AEA compared to the same period of 2001 reflects the lower current period debt levels associated with a lower asset base, decreased leverage, lower market interest rates, and the effect of fair value adjustments in the new basis of accounting, partially offset by higher credit spreads following the disruption to our funding base. The 2001 decrease over 2000 reflected the decline in 2001 market interest rates, in contrast to the rising interest rate environment throughout most of 2000.

We  seek  to   mitigate   interest   rate  risk  by  matching   the   re-pricing
characteristics of our assets with our liabilities, which is in part done through portfolio management and the use of derivative financial instruments, principally interest rate swaps. For further discussion, see "Risk Management."

      The operating lease equipment portfolio was $6.6 billion at September 30, 2002, $6.4 billion at September 30, 2001 and $7.2 billion at December 31, 2000, respectively. The decline in 2001 resulted from the growth constraints discussed previously in the "Key Business Initiatives and Trends." The reduction during 2001 is due to a $0.4 billion rail sale-leaseback transaction, as well as declining balances in various small ticket portfolios. The table below summarizes operating lease margin for the respective periods.

                                                                Twelve Months Ended            Nine Months
                                                                    September 30,                 Ended         Year Ended
                                                           ------------------------------      September 30,    December 31,
                                                              2002                2001             2001            2000
                                                           -----------         ----------       ----------     -------------
                                                           (successor)         (combined)       (combined)     (predecessor)
As a % of Average Operating Lease Equipment:

Rental income ......................................           26.4%              27.8%           27.6%             27.9%
Depreciation expense ...............................           18.9%              19.5%           19.4%             19.5%
                                                             ------             ------          ------            ------
Operating lease margin .............................            7.5%               8.3%            8.2%              8.4%
                                                             ======             ======          ======            ======

      The decline in rental income and depreciation expense from prior year levels reflects a greater proportion of longer-term aircraft and rail assets in the current period. Our depreciable assets range from smaller-ticket, shorter-term leases (e.g. computers) to larger-ticket, longer-term leases (e.g. commercial aircraft and rail assets).

Net Finance Margin after Provision for Credit Losses

      The net finance margin after provision for credit losses (risk adjusted interest margin) declined to $874.2 million for the year ended September 30, 2002 and was $1,313.1 million for the twelve months ended September 30, 2001, $986.3 million for the nine months ended September 30, 2001 and $1,214.2 for the year ended December 31, 2000. The 2002 decline is due to additional credit provisions to establish reserves for the telecommunications and Argentine exposures. Excluding these 2002 reserving actions and certain prior year provisions, risk adjusted interest margin was $1,209.2 million (3.38% of AEA) for the twelve months ended September 30, 2002 and $1,402.6 million (3.45%) for the corresponding 2001 period. On this basis, excluding reserving actions, net finance margin after provision for credit losses as a percentage of AEA was 3.54% for the nine months ended September 30, 2001 and 2.98% for the year ended December 31, 2000.

      We used discounted cash flow projection analysis to estimate the fair value of our various liquidating portfolios by modeling the portfolio revenues, credit costs, servicing costs and other related expenses over the remaining lives of the portfolios, at the date of the Tyco acquisition. The resulting cash flows were discounted to determine the estimated fair value of each portfolio, which typically resulted in discounted values to the previously recorded book values. These discounts are being accreted into income as the portfolios liquidate. As loans in these liquidating portfolios are charged-off, the corresponding reduction to the reserve for credit losses is replenished via the provision for credit losses which is charged against current earnings. Actual performance of the portfolios, including revenue, credit losses, and expenses, is compared on a quarterly basis to the original discounted cash flow projections to monitor portfolio performance to determine whether scheduled accretion should be modified. The impact on risk-adjusted margin due to purchase accounting fair value adjustments related to the liquidating portfolios for 2002 and 2001 was 13 and 5 basis points respectively.

Other Revenue

      We continue to emphasize growth and diversification of other "non-spread" revenues to improve our overall profitability. For the twelve months ended September 30, 2002, other revenue increased 18.0% to $932.3 million from the comparable period in 2001. The venture capital impairment valuations and write-downs in 2002, as well as specific charges in 2001, consisting of write-downs for other than temporary impairment of certain equity investments in the telecommunications industry and e-commerce markets, were recorded as reductions to other revenue. Excluding these charges in both years, other revenue improved 12.1% from the comparable twelve-month period in 2001. On this basis, other revenue as a percentage of AEA was 2.72% for the year ended

September 30, 2002, 2.14% for the twelve months ended September 30, 2001, 2.15% (annualized) for the nine months ended September 30, 2001 and 2.24% for the year ended December 31, 2000. The components of other revenue are set forth in the following table ($ in millions).

                                                                Twelve Months Ended            Nine Months
                                                                    September 30,                 Ended         Year Ended
                                                           ------------------------------      September 30,    December 31,
                                                              2002                2001             2001            2000
                                                           -----------         ----------       ----------     -------------
                                                           (successor)         (combined)       (combined)     (predecessor)
Fees and other income ................................       $644.5             $498.8          $387.2            $480.9
Factoring commissions ................................        165.5              150.7           111.9             154.7
Gains on securitizations .............................        149.0              138.3            97.7             109.5
Gains on sales of leasing equipment ..................         13.6               80.3            47.9             113.2
(Loss) gains on venture capital investments ..........        (40.3)              (0.1)            6.0              53.7
Specific charges .....................................           --              (78.1)          (78.1)               --
                                                             ------             ------          ------            ------
   Total .............................................       $932.3             $789.9          $572.6            $912.0
                                                             ======             ======          ======            ======

      Fees and other income, which includes servicing fees miscellaneous fees, syndication fees and gains from asset sales, outpaced the 2001 amounts on stronger fee income and commissions primarily in the Commercial Finance and Equipment Financing and Leasing segments, as well as increased accretion on securitization retained interests in 2002. Gains on equipment decreased in 2001 due to the impact of new basis accounting during the successor period, while weaker economic conditions in 2002 resulted in significantly reduced venture capital and equipment gains compared to 2001 and 2000.

      The following table presents information regarding securitization gains included in the table above ($ in millions):

                                                                Twelve Months Ended            Nine Months
                                                                    September 30,                 Ended         Year Ended
                                                           ------------------------------      September 30,    December 31,
                                                              2002                2001             2001            2000
                                                           -----------         ----------       ----------     -------------
                                                           (successor)         (combined)       (combined)     (predecessor)
Volume securitized(1) ...................................    $ 7,668.5          $ 4,497.5       $ 3,293.3         $ 4,129.2
Gains ...................................................        149.0              138.3            97.7             109.5
Gains as a percentage of volume securitized .............         1.94%              3.08%           2.97%             2.65%

--------------------------------------------------------------------------------
(1) Excludes short-term trade receivables securitized for liquidity purposes during the quarter ended March 31, 2002 and subsequently repaid in the quarter ended June 30, 2002.

      During the year ended September 30, 2002, we securitized $2.7 billion of home equity loans and $4.9 billion of equipment loans. The increased level of securitizations were primarily to meet funding and liquidity needs. 2001 and 2000 volume securitized was entirely equipment loans. The reduction in the gains as a percentage of volume during 2002 reflects the lower gain characteristics of the 2002 home equity securitizations done for liquidity purposes, as well as mix changes of commercial receivables securitized, including the sale of more seasoned receivables in 2002.

Salaries and General Operating Expenses

      The efficiency ratio and the ratio of salaries and general operating expenses to average managed assets "AMA" are two metrics that management uses to monitor productivity and are set forth in the following table. The efficiency ratio measures the level of expenses in relation to revenue earned, whereas the AMA relationship measures expenses in relation to our managed asset base.

                                                                Twelve Months Ended            Nine Months
                                                                    September 30,                 Ended         Year Ended
                                                           ------------------------------      September 30,    December 31,
                                                              2002                2001             2001            2000
                                                           -----------         ----------       ----------     -------------
                                                           (successor)         (combined)       (combined)     (predecessor)
Efficiency ratio(1) ..................................          35.6%               41.8%          40.2%              43.8%
Salaries and general operating expenses
   as a percentage of AMA(2) .........................          1.96%               2.05%          2.07%              2.01%
Salaries and general operating expenses ..............       $ 923.4            $1,044.2        $ 784.9           $1,035.2

--------------------------------------------------------------------------------
(1) Efficiency ratio is the ratio of salaries and general operating expenses to operating margin, excluding the provision for credit losses.

(2) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by us.

      The decreased expenses in 2002 are due to corporate staff reductions and business restructurings effected in association with the 2001 acquisition of CIT by Tyco, which were partially offset by higher collection repossession and loan workout expenses in the latter part of 2001 through 2002. During the fourth quarter of fiscal 2002, expenses rose by approximately $5 million due to our return to public company status, including investor relations, advertising, corporate governance, increased insurance premiums, and costs associated with rebuilding our income tax function. These public company-related expenses are expected to continue. Personnel decreased to approximately 5,850 at September 30, 2002 from 6,785 at September 30, 2001 and 7,355 at December 31, 2000.

      The improvement in the efficiency ratio in 2002 over 2001 is a result of strong fee income and cost reductions. We continue to target an efficiency ratio in the mid 30% area. The lower efficiency (higher ratio) in 2000 reflects the impact of the Newcourt acquisition, as historically, that company's efficiency ratio was significantly higher than CIT's. The efficiency ratio improved in 2001 compared to 2000 because of integration cost savings and efficiency enhancements implemented during the last two quarters of fiscal 2001.

      Expenses are monitored closely by business unit management and are reviewed monthly with our senior management as to trends and forecasts. To ensure overall project cost control, an approval and review procedure is in place for major capital expenditures, such as computer equipment and software, including post-implementation evaluations.

Goodwill and Other Intangible Assets Impairment and Amortization

      The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the beginning of CIT's 2002 fiscal year, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead is assessed for impairment at least annually. As part of the adoption, the Company allocated its existing goodwill to each of our reporting units as of October 1, 2001. Under the transition provisions of SFAS No. 142, there was no goodwill impairment as of October 1, 2001. Prior period goodwill and other intangible assets amortization (pretax) was $97.6 million for the nine months ended September 30, 2001 and $86.3 million for the year ended December 31, 2000.

      During the quarter ended March 31, 2002, our former parent, Tyco, experienced disruptions to its business surrounding its announced break-up plan, downgrades in its credit ratings, and a significant decline in its market capitalization. As a result of these events at Tyco, CIT also experienced credit downgrades and a disruption to our funding base and ability to access capital markets. Further, market-based information used in connection with our preliminary consideration of an initial public offering for 100% of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, management performed a Step 1 SFAS 142 impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that date.

      Management's objective in performing the Step 1 SFAS 142 analysis was to obtain relevant market-based data to calculate the fair value of each CIT reporting unit as of March 31, 2002 based on each reporting unit's projected earnings and market factors that would be used by market participants in ascribing value to each of these reporting units in the planned separation of CIT from Tyco. Management obtained relevant market data from our financial advisors regarding the range of price to earnings multiples and market discounts applicable to each reporting unit as of March 31, 2002 and applied this market data to the individual reporting unit's projected annual earnings as of March 31, 2002 to calculate a fair value of each reporting unit. The fair values were compared to the corresponding carrying value of each reporting unit at March 31, 2002, resulting in a $4.512 billion impairment charge as of March 31, 2002.

      SFAS 142 requires a second step analysis whenever the reporting unit book value exceeds its fair value. This analysis required the Company to determine the fair value of each reporting unit's individual assets and liabilities to complete the analysis of goodwill impairment as of March 31, 2002. During the quarter ended June 30, 2002 we completed this analysis for each reporting unit and determined that an additional Step 2 goodwill impairment charge of $132.0 million was required based on reporting unit level valuation data.

      Subsequent to March 31, 2002, CIT experienced credit downgrades and the business environment and other factors continued to negatively impact the expected CIT IPO proceeds. As a result, we performed both Step 1 and Step 2 analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. This analysis was based upon updated market data from our financial advisors regarding the individual reporting units, and other relevant market data at June 30, 2002 and through the period immediately following the IPO of the Company, including the total amount of the IPO proceeds. This analysis resulted in Step 1 and Step 2 incremental goodwill impairment charges of $1.719 billion and $148.0 million, respectively, as of June 30, 2002, which was recorded during the June quarter. Our remaining goodwill is substantially in our commercial finance segment businesses.

Provision for Credit Losses

      The provision for credit losses was $788.3 million for the year ended September 30, 2002, $396.3 million for the twelve months ended September 30, 2001, $332.5 million for the combined nine months ended September 30, 2001, and $255.2 million for the year ended December 31, 2000. The increased provision in 2002 reflects higher charge-off levels and reserving actions relating primarily to Competitive Local Exchange Carriers ("CLEC") exposures in the telecommunications portfolio ($200 million) and our Argentine exposure ($135 million) (detailed further below). The 2001 provision includes a provision for credit losses of $89.5 million relating to the impairment of certain under-performing equipment leasing and loan portfolios, primarily in the Structured Finance telecommunications portfolio. Such under-performing loans and leases are being liquidated, as collection efforts continue.

      Our provision for credit losses and reserve for credit losses is presented in the following table ($ in millions).

                                                                   For the         For the
                                                 For the         Nine Months        Year
                                               Year Ended           Ended           Ended
                                              September 30,     September 30,    December 31,
                                                  2002              2001            2000
                                               -----------       ----------     -------------
                                               (successor)       (combined)     (predecessor)
Balance beginning of period .................    $ 492.9           $ 468.5         $ 446.9
                                                 -------           -------         -------
Provision for credit losses .................      453.3             243.0           255.2
Provision for credit losses - specific
  reserving actions(1) ......................      335.0              89.5              --
Reserves relating to dispositions,
  acquisitions, other .......................      (11.1)            (16.3)            2.0
                                                 -------           -------         -------
   Additions to reserve for credit
     losses .................................      777.2             316.2           257.2
                                                 -------           -------         -------
Net credit losses:
Equipment Financing and Leasing .............      258.9              82.8           102.9
Specialty Finance - commercial ..............       80.3              57.0            31.7
Commercial Finance ..........................       88.2              38.9            46.2
Structured Finance ..........................       18.5              64.8             0.4
Specialty Finance - consumer ................       46.4              48.3            54.4
                                                 -------           -------         -------
   Total net credit losses ..................      492.3             291.8           235.6
                                                 -------           -------         -------
Balance end of period .......................    $ 777.8           $ 492.9         $ 468.5
                                                 =======           =======         =======
Reserve for credit losses as a
  percentage of finance receivables .........       2.73%             1.55%           1.40%
                                                 =======           =======         =======
Reserve for credit losses as a
  percentage of past due receivables
  (sixty days or more)(2) ...................       72.7%             44.7%           46.9%
                                                 =======           =======         =======

--------------------------------------------------------------------------------
(1) The 2002 amounts consist of reserving actions relating to telecommunication ($200.0 million) and Argentine exposures ($135.0 million) while the 2001 amount consists of a provision for under-performing loans and leases, primarily in the telecommunications portfolio.

(2)   The  September   2002   percentage  is  45.3%   excluding  the  impact  of
      telecommunication and Argentine reserves and delinquency.

      The following table sets forth our net charge-off experience in amount and as a percent of average finance receivables by business segment ($ in millions):

                                                                               For the             For the
                                                          For the           Twelve Months        Nine Months             For the
                                                        Year Ended              Ended               Ended              Year Ended
                                                       September 30,        September 30,       September 30,         December 31,
                                                           2002                 2001                2001                  2000
                                                     ----------------     ----------------     ----------------     ---------------
                                                       (successor)           (combined)          (combined)           (predecessor)
Equipment Financing and Leasing ................     $258.9     2.51%     $104.8     0.85%     $ 82.8     0.91%     $102.9     0.71%
Specialty Finance-commercial ...................       80.3     1.26%       74.9     1.07%       57.0     1.11%       31.7     0.54%
Commercial Finance .............................       88.2     1.13%       50.3     0.63%       38.9     0.66%       46.2     0.60%
Structured Finance .............................       18.5     0.75%       64.8     3.59%       64.8     4.40%        0.4     0.03%
                                                     ------               ------               ------               ------
   Total Commercial Segments ...................      445.9     1.65%      294.8     1.01%      243.5     1.13%      181.2     0.62%
Specialty Finance-consumer .....................       46.4     1.78%       57.1     1.55%       48.3     1.72%       54.4     1.32%
                                                     ------               ------               ------               ------
Total ..........................................     $492.3     1.67%     $351.9     1.08%     $291.8     1.20%     $235.6     0.71%
                                                     ======               ======               ======               ======

      The increased net charge-offs in 2002 from 2001, both in amount and percentage, reflect general economic weakness leading to higher net charge-offs in virtually all of our business segments. In particular, soft collateral values in the equipment financing and leasing segment have resulted in increased frequency and severity of losses. The higher loss rates in the commercial finance segment in 2002 reflect the bankruptcy of one large retailer and weaker economic trends. The higher net charge-off percentages in relation to the prior year also reflect higher charge-off rates associated with approximately $1.5 billion of receivables in liquidation status as of September 30, 2002, which include owner-operator trucking, franchise, inventory finance, manufactured housing and recreational vehicle receivables. The increase in commercial net charge-offs during 2001 includes $79.5 million in charge-offs relating to certain underperforming equipment leasing and loan portfolios as well as higher charge-offs across a wide number of industries, including trucking, construction and technology, as the economy slowed and non-performing assets increased.

      Net charge-offs, both in amount and as a percentage of average finance receivables, are shown for the liquidating and telecommunication, as well as all other, portfolios for the year ended September 30, 2002 in the following table ($ in millions):

                                                                        Year Ended September 30, 2002
                                            -------------------------------------------------------------------------------
                                                   Excluding
                                                 Liquidating &               Liquidating &
                                              Telecommunications          Telecommunications                  Total
                                            ---------------------        ---------------------        ---------------------
Equipment Financing and Leasing ........     $168.6         1.83%         $ 90.3         8.02%         $258.9         2.51%
Specialty Finance-commercial ...........       70.7         1.14%            9.6         5.62%           80.3         1.26%
Commercial Finance .....................       88.2         1.13%             --           --            88.2         1.13%
Structured Finance .....................        0.1         0.01%           18.4         2.78%           18.5         0.75%
                                             ------                       ------                       ------
   Total Commercial Segments ...........      327.6         1.31%          118.3         6.04%          445.9         1.65%
Specialty Finance-consumer .............       24.4         1.33%           22.0         2.86%           46.4         1.78%
                                             ------                       ------                       ------
   Total ...............................     $352.0         1.32%         $140.3         5.15%         $492.3         1.67%
                                             ======                       ======                       ======

Reserve for Credit Losses

      Excluding the 2002 specific Argentine and telecommunication reserving action discussed below, the reserve for credit losses was $473.7 million (1.72% of finance receivables) at September 30, 2002 compared to $492.9 million (1.55%) at September 30, 2001 and $468.5 million (1.40%) at December 31, 2000. On this basis, excluding the specific reserving actions, the reserve declined in total dollars but increased as a percentage of finance receivables in 2002 due to weaker economic conditions and lower 2002 asset levels. Although 2002 charge-offs excluding liquidating assets and telecommunications, increased to 1.32% of average finance receivables from 0.85% in 2001, 60 days or more past due loans declined slightly from 2001 to 2002 and have remained at stable levels in total dollars over recent 2002 quarters. Impairment included in the reserve relating to SFAS 114 impaired loans (excluding telecommunications and Argentina) declined to $109.0 million at September 30, 2002 from

$122.3 million at September 30, 2001. Management continues to believe that the credit risk characteristics of the portfolio are well diversified by geography, industry, borrower and equipment type. Refer to "Concentrations" for more information.

      The 2002 reserve increase, both on a dollar basis and as a percentage of finance receivables, compared to the prior year periods is primarily due to reserving actions taken during the current year in two areas. First, in light of the continued deterioration in the telecommunications sector, particularly with respect to our CLEC portfolio, we added $200.0 million to the reserve for credit losses during the quarter ended June 30, 2002. This reserving action was based on a review of the telecommunications portfolio, which totaled $707.2 million at September 30, 2002, including $275.2 million in CLEC exposure. During the quarter ended September 30, 2002 charges were taken totaling $30.9 million that we considered in originally establishing this reserve as follows: telecommunication loan charge-offs ($18.4 million) and equipment write-downs ($12.5 million). Second, following the Argentine government's action to convert dollar-denominated loans to pesos, and continued weakness in the peso, we recorded a $135.0 million provision in 2002. The increase in the 2001 ratio of reserve to receivables from the preceding year is commensurate with management's assessment of the relative risk of loss in the portfolio in light of weakening economic fundamentals and higher past due loans.

      Our consolidated reserve for credit losses is periodically reviewed for adequacy based on portfolio collateral values and credit quality indicators, including charge-off experience and levels of past due loans and non-performing assets and economic conditions. We review finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse from manufacturers. This information is reviewed formally on a quarterly basis with senior management, including the CEO, CFO, Chief Risk Officer and Controller among others, in conjunction with setting the reserve for credit losses.

      The reserve for credit losses is developed  based on three key  components
(1) specific reserves for loans which are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical credit trends adjusted for trend and loss outlook and, (3) general reserves for estimation and economic risk. The level and trends over time of each of these components are also reviewed with senior management as part of the formal quarterly credit loss reserve process described above. The quarterly reserve evaluation starts with our quarterly asset quality review (AQR) meetings led by our Chief Risk Officer. Each business unit reviews its portfolio credit trends, credit quality, exposures and risk mitigation strategies. Credit surveillance loans greater than $500 thousand are individually reviewed and evaluated as to risk of loss. We also consider the effect of purchase accounting discounts that decrease the carrying value of the liquidating portfolios. It is management's judgment that the consolidated reserve for credit losses is adequate to provide for credit losses inherent in the portfolios.

      The following table presents the components of the reserve for credit losses, both in amount and as a percentage of finance receivables ($ in millions):

                            At September 30, 2002     At September 30, 2001    At December 31, 2000
                            ---------------------     ---------------------    --------------------
Finance receivables .....      $473.7     1.72%          $492.9     1.55%        $468.5     1.40%
Telecommunications ......       169.1    24.77%(1)           --       --%            --       --%
Argentina ...............       135.0    71.85%(2)           --       --%            --       --%
                               ------                    ------                  ------
Total ...................      $777.8     2.73%          $492.9     1.55%        $468.5     1.40%
                               ======                    ======                  ======

--------------------------------------------------------------------------------
(1)   Percentage of finance receivables in telecommunications portfolio.

(2)   Percentage of finance receivables in Argentina.

      The consolidated reserve for credit losses is intended to provide for losses inherent in the portfolio, which requires the application of estimates and significant judgment as to the ultimate outcome of collection efforts and realization of collateral, among other things. Therefore, changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the consolidated reserve for credit losses.

Past Due and Non-performing Assets

      The following table sets forth certain information concerning our past due (sixty days or more) and non-performing assets (finance receivables on non-accrual status and assets received in satisfaction of loans) and the related percentages of finance receivables at September 30, 2002 and 2001 and December 31, 2000 ($ in millions).

                                                         At September 30,           At September 30,         At December 31,
                                                               2002                       2001                    2000
                                                         ----------------           ----------------         ---------------
                                                            (successor)                (successor)           (predecessor)
Finance receivables, past due 60 days or more:
   Equipment Financing and Leasing ................     $  452.2     5.02%          $  466.5    4.08%        $399.8    2.88%
   Specialty Finance-commercial ...................        215.4     3.54%             259.5    3.97%         184.9    3.07%
   Commercial Finance .............................        209.4     2.35%             151.4    1.75%         107.9    1.40%
   Structured Finance .............................         65.8     2.45%              38.3    1.75%          96.2    5.59%
                                                        --------                    --------                 ------
   Total Commercial Segments ......................        942.8     3.53%             915.7    3.18%         788.8    2.69%
   Specialty Finance-consumer .....................        127.2     7.20%             188.2    6.12%         211.1    5.03%
                                                        --------                    --------                 ------
   Total ..........................................     $1,070.0     3.76%          $1,103.9    3.46%        $999.9    2.98%
                                                        ========                    ========                 ======
Non-performing assets:
   Equipment Financing and Leasing ................     $  548.5     6.09%          $  459.1    4.02%        $351.0    2.53%
   Specialty Finance-commercial ...................        103.1     1.69%             124.2    1.90%          93.9    1.56%
   Commercial Finance .............................        176.1     1.98%             106.0    1.22%          65.3    0.85%
   Structured Finance .............................        172.2     6.40%             110.4    5.05%         118.6    6.90%
                                                        --------                    --------                 ------
   Total Commercial Segments ......................        999.9     3.75%             799.7    2.78%         628.8    2.15%
   Specialty Finance-consumer .....................        139.9     7.92%             170.0    5.53%         199.3    4.75%
                                                        --------                    --------                 ------
   Total ..........................................     $1,139.8     4.01%          $  969.7    3.04%        $828.1    2.47%
                                                        ========                    ========                 ======
Non accrual loans .................................     $  976.6                    $  851.6                 $704.2
Repossessed assets ................................        163.2                       118.1                  123.9
                                                        --------                    --------                 ------
   Total non-performing assets ....................     $1,139.8                    $  969.7                 $828.1
                                                        ========                    ========                 ======

      Past due loans decreased slightly during 2002 to $1,070.0 million, notwithstanding the U.S. economy slowing to recessionary levels. Due to increased securitization activity and declining asset levels, the percentage of past due loans increased to 3.76% of finance receivables. Non-performing assets increased during 2002, both in dollars and as a percentage of finance receivables, due to: (1) increased telecommunications (CLEC exposure) non-accrual accounts in Structured Finance (which were considered in a specific reserving action), (2) one large transaction placed on nonaccrual status collateralized by a municipal waste-to-energy project and underlying revenue contracts in Equipment Financing and Leasing (3) increased non-accrual accounts in the SBL unit of Equipment Financing and Leasing and (4) increased repossessed assets in Equipment Financing and Leasing. Non-performing telecommunications accounts totaled $137.0 million at September 30, 2002, up from $70.4 million last year, of which CLEC accounts totaled $108.1 million and $43.8 million, respectively.

      After peaking in March 31, 2002, we have seen steady improvement in the Specialty Finance - commercial Segment past dues over the past two quarters. Similarly, non-performing accounts have trended downwards since December 2001, reflecting improvement across the majority of our small-ticket businesses and runoff of our liquidating portfolio assets. Two large customer balances account for most of the increases during 2002 over 2001 in both past due and non-performing assets of the Commercial Finance segment. The Specialty Finance-consumer past due portfolio metrics are down in dollar terms, but up in percentage to finance receivables due to the continued runoff of liquidating portfolios and the home equity securitization activity, which lowered asset levels during the year.

      The increases in past due and non-performing assets at September 30, 2001 from December 31, 2000 was due to broad-based economic slowdown in 2001, led by sharp downturns in telecommunications and technology, resulting in increases in both past due loans and non-performing assets. The increase in commercial past due loans and non-performing assets included trucking, construction, retail and technology, as well as manufacturing-steel and machine tools. In Specialty Finance-consumer, past due and non-performing loans declined. However, the corresponding 2001 percentage of past due loans to finance receivables increased due to significant sales and liquidation of non-strategic receivables.

      Managed past due loans, which also include securitized loans, increased slightly to 3.78% of managed financial assets (managed assets less operating leases and venture capital investments) from 3.72% at September 30, 2001 as shown in the table below ($ in millions). Managed past dues declined to $1.5 billion in total dollars, but increased as a percentage of managed assets due to lower 2002 asset levels. The increase in managed delinquency as a percentage of managed assets at September 30, 2002 is more modest than the comparable owned delinquency trends due to the higher level of securitized assets at September 30, 2002.

                                                               September 30, 2002    September 30, 2001     December 31, 2000
                                                               ------------------    ------------------     -----------------
                                                                  (successor)            (successor)           (predecessor)
Managed Financial Assets, past due 60 days or more:
   Equipment Financing and Leasing .......................    $  710.6     5.27%     $  810.5     5.06%     $  661.3     3.21%
   Specialty Finance-commercial ..........................       303.3     2.94%        386.4     3.57%        424.3     4.44%
   Commercial Finance ....................................       209.4     2.35%        151.4     1.75%        113.3     1.47%
   Structured Finance ....................................        65.8     2.45%         38.3     1.75%         96.2     4.10%
                                                              --------               --------               --------
   Total Commercial ......................................     1,289.1     3.64%      1,386.6     3.63%      1,295.1     3.22%
   Specialty Finance-consumer ............................       249.5     4.71%        253.2     4.32%        264.0     3.65%
                                                              --------               --------               --------
   Total .................................................    $1,538.6     3.78%     $1,639.8     3.72%     $1,559.1     3.29%
                                                              ========               ========               ========

      In light of the weakness in the aerospace sector, and the circumstances surrounding particular carriers as discussed in "Concentrations," past due finance receivables and non-performing assets may increase from September 30, 2002 amounts.

Income Taxes

      The provision for income taxes totaled $374.0 million for the year ended September 30, 2002, $341.6 million for the twelve months ended September 30, 2001, $242.2 million for the combined nine months ended September 30, 2001, and $381.2 million for the year ended December 31, 2000. The effective tax rate for the twelve months ended September 30, 2002 and 2001, the combined nine months ended September 30, 2001 and the year ended December 31, 2000 was (5.9)%, 44.0%, 47.1% and 37.9%, respectively. The effective tax rate, excluding the 2002 goodwill impairment, goodwill amortization and TCH expenses was 38.1% for the year ended September 30, 2002, 38.5% for the twelve months ended September 30, 2001 and 39.6% for the combined nine months ended September 30, 2001. The increases in 2001 were primarily the result of increased non-deductible goodwill amortization, resulting from our acquisition by Tyco in 2001 and our acquisition of Newcourt in November 1999. Management expects the prospective effective tax rate to approximate 39% due to higher state and local and international tax provisions in relation to 2002.

      As of September 30, 2002 we had approximately $1,559.0 million of tax loss carry-forwards, primarily related to U.S. Federal and state jurisdictions, which expire at various dates beginning in 2010. These loss carry-forwards are available to offset current federal income tax liabilities, subject to certain limitations.

      In connection with the June 2001 acquisition by Tyco, our income tax compliance, reporting and planning function was transferred to Tyco. In connection with our 2002 IPO and separation from Tyco we are rebuilding our tax functions, including hiring personnel, and rebuilding systems and processes.

Results by Business Segment

      The tables that follow summarize selected financial information by business segment, based upon a fixed leverage ratio across business units, the allocation of most corporate expenses and the exclusion of TCH expenses ($ in millions).

                                                        Twelve Months Ended            Nine Months
                                                            September 30,                  Ended           Year Ended
                                                    -----------------------------       September 30,     December 31,
                                                        2002              2001              2001              2000
                                                    -----------        ----------        ----------       -------------
                                                    (successor)        (combined)        (combined)       (predecessor)
Net Income
Equipment Financing and Leasing ..............      $   202.0            $278.0            $215.1            $287.8
Specialty Finance ............................          349.8             262.2             196.7             222.2
Commercial Finance ...........................          198.9             174.1             134.8             161.8
Structured Finance ...........................           65.2              20.1              45.8              65.4
                                                    ---------            ------            ------            ------
   Total Segments ............................          815.9             734.4             592.4             737.2
Corporate, including certain charges ..........       (6,791.1)           (240.5)           (258.6)           (125.6)
                                                    ---------            ------            ------            ------
   Total .....................................      $(5,975.2)           $493.9            $333.8            $611.6
                                                    =========            ======            ======            ======

                                                        Twelve Months Ended            Nine Months
                                                            September 30,                  Ended           Year Ended
                                                    -----------------------------       September 30,     December 31,
                                                        2002              2001              2001              2000
                                                    -----------        ----------        ----------       -------------
                                                    (successor)        (combined)        (combined)       (predecessor)
Return on AEA
Equipment Financing and Leasing ................      1.32%               1.51%            1.64%             1.42%
Specialty Finance ..............................      2.98%               1.89%            1.83%             1.73%
Commercial Finance .............................      3.41%               3.05%            3.14%             3.03%
Structured Finance .............................      2.47%               0.82%            2.37%             3.25%
   Total Segments ..............................      2.29%               1.82%            1.97%             1.82%
Corporate, including certain charges ...........    (18.98)%             (0.60)%          (0.87)%           (0.32)%
   Total .......................................    (16.69)%              1.22%            1.10%             1.50%

      Net income sharply improved in the Specialty Finance segment during 2002 based on stronger margins and higher securitization gains. The Commercial Finance segment also showed improvement from 2001 due to stronger factoring revenues on increased business volume. The Equipment Financing and Leasing segment reported reduced net income and return on assets due to a decline of 11% in portfolio assets, higher charge-offs in the Equipment Financing business and lower aerospace rentals in the Capital Finance business.

      The corporate segment included the following items in 2002: (1) Goodwill impairment of $6,511.7 million, (2) provision for telecommunications of $200.0 million ($124.0 million after tax), (3) Argentine provision of $135.0 million ($83.7 million after tax), (4) funding costs of $85.9 million ($53.2 million after tax), and (5) unallocated corporate operating items totaling $7.2 million pre-tax (income) or $3.9 million after tax. In 2001 and prior periods, the corporate segment included funding costs and unallocated corporate operating expenses. Corporate segment funding costs increased significantly in 2002 from 2001 reflecting management's decision to not allocate the incremental costs relating to the disruption to our funding base and credit downgrades, discussed previously. Such 2002 additional funding costs included higher debt quality spreads, use of bank line versus commercial paper borrowings, incremental cost of liquidity facilities, and excess cash held to enhance liquidity. Although management chose to not allocate these incremental costs because they were viewed as relating to temporary conditions, this allocation will be evaluated prospectively. For all periods shown, corporate includes the results of the Equity Investment/Venture Capital business.

      All business segments reported improved earnings in 2001 compared to 2000 as a percentage of AEA, with the exception of Structured Finance. The 2001 returns in Equipment Financing and Leasing and Specialty Finance were driven predominantly by stronger margins and other revenue, while the Specialty Finance trends also reflected the reorganization of the higher return Vendor Technology business into this segment and the exiting of non-strategic lower-return businesses as described previously in the Key Business Initiatives and Trends section. The Commercial Finance improvement over 2000 was primarily the result of stronger results in factoring. The lower Structured Finance income in 2001 is attributable primarily to significantly lower venture capital gains.

Financing and Leasing Assets

      Managed assets, comprised of financing and leasing assets and finance receivables securitized that we continue to manage, totaled $47.6 billion at September 30, 2002, compared to $50.9 billion at September 30, 2001 and $54.9 billion at December 31, 2000. Owned financing and leasing portfolio assets totaled $36.4 billion at September 30, 2002, compared to $40.7 billion at September 30, 2001, and $43.8 billion at December 31, 2000.

      The 2002 trend of declining asset levels reflects the previously discussed factors in the "Key Business Initiatives and Trends" section. The liquidating portfolios totaled $1.5 billion at September 30, 2002, down from $3.1 billion at September 30, 2001. The September 30, 2002 liquidating portfolio balances were as follows: manufactured housing $0.6 billion, franchise finance $0.4 billion, owner-operator trucking $0.3 billion and other $0.2 billion. In addition, $7.7 billion of equipment and home equity receivables were securitized during the year in the Equipment Financing business unit and Specialty Finance segment as part of our program to broaden funding access and utilize cost effective funding alternatives. While we did see improvement in fiscal fourth quarter volume trends in comparison to 2001, new origination volume for the twelve months ended September 30, 2002 (excluding factoring) was down by approximately 12% from the comparable 2001 period. Within the Equipment Financing and Leasing segment, Capital Finance grew during 2002 due to demand for its rail and aerospace products, including placements of newly ordered commercial aircraft. The lower asset levels at September 30, 2001 compared to

December 31, 2000 reflect the disposition of non-strategic businesses and our focus on managing down our leverage ratios, coupled with disciplined pricing and lower originations. The increase in Commercial Services assets reflects short-term, seasonal calendar third quarter growth. Additionally, the trends by business unit reflect the transfer of certain assets from Equipment Finance to Specialty Finance-commercial in 2001.

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions).

                                                          At September 30,         At December 31,          % Change
                                                    --------------------------     ---------------   -----------------------
Dollars in Millions                                   2002              2001            2000         '02 vs '01   '01 vs '00
                                                    ---------        ---------        ---------      ----------   ----------
Equipment Financing:
   Finance receivables ........................     $ 7,633.0        $ 9,782.0        $12,153.7        (22.0)%       (19.5)%
   Operating lease equipment, net .............         765.8          1,281.7          2,280.7        (40.3)        (43.8)
                                                    ---------        ---------        ---------
     Total ....................................       8,398.8         11,063.7         14,434.4        (24.1)        (23.4)
                                                    ---------        ---------        ---------
Capital Finance:
   Finance receivables ........................       1,479.5          1,773.0          2,049.0        (16.6)        (13.5)
   Operating lease equipment, net .............       4,388.9          3,272.4          3,594.6         34.1          (9.0)
                                                    ---------        ---------        ---------
     Total ....................................       5,868.4          5,045.4          5,643.6         16.3         (10.6)
                                                    ---------        ---------        ---------
     Total Equipment Financing
       and Leasing Segment ....................      14,267.2         16,109.1         20,078.0        (11.4)        (19.8)
                                                    ---------        ---------        ---------
Specialty Finance:
Commercial:
   Finance receivables ........................       6,620.2          6,791.6          6,864.5         (2.5)         (1.1)
   Operating lease equipment, net .............       1,353.2          1,796.1          1,256.5        (24.7)         42.9
                                                    ---------        ---------        ---------
     Total commercial .........................       7,973.4          8,587.7          8,121.0         (7.2)          5.7
                                                    ---------        ---------        ---------
Consumer:
   Home equity ................................       1,314.2          2,760.2          2,451.7        (52.4)         12.6
   Other(1) ...................................         831.8          1,443.2          2,748.3        (42.4)        (47.5)
                                                    ---------        ---------        ---------
     Total consumer ...........................       2,146.0          4,203.4          5,200.0        (48.9)        (19.2)
                                                    ---------        ---------        ---------
     Total Specialty Finance Segment ..........      10,119.4         12,791.1         13,321.0        (20.9)        (4.0)
                                                    ---------        ---------        ---------
Commercial Services ...........................       5,040.4          5,112.2          4,277.9         (1.4)         19.5
Business Credit ...............................       3,869.8          3,544.9          3,415.8          9.2           3.8
                                                    ---------        ---------        ---------
     Total Commercial Finance Segment .........       8,910.2          8,657.1          7,693.7          2.9          12.5
                                                    ---------        ---------        ---------
Structured Finance:
   Finance receivables ........................       2,689.6          2,777.1          2,347.3         (3.2)         18.3
   Operating lease equipment, net .............          59.5             52.6             58.8         13.1         (10.5)
   Equity investments .........................         341.7            342.2            285.8         (0.1)         19.7
                                                    ---------        ---------        ---------
     Total Structured Finance Segment .........       3,090.8          3,171.9          2,691.9         (2.6)         17.8
                                                    ---------        ---------        ---------
     TOTAL FINANCING AND
       LEASING PORTFOLIO ASSETS ...............      36,387.6         40,729.2         43,784.6        (10.7)         (7.0)
                                                    ---------        ---------        ---------
Finance receivables securitized:
   Equipment Financing ........................       4,384.1          4,464.8          6,387.2         (1.8)        (30.1)
   Specialty Finance-commercial ...............       3,703.1          4,023.2          2,688.7         (8.0)         49.6
   Specialty Finance- consumer ................       3,147.5          1,659.9          2,040.4         89.6         (18.6)
                                                    ---------        ---------        ---------
     Total ....................................      11,234.7         10,147.9         11,116.3         10.7          (8.7)
                                                    ---------        ---------        ---------
     TOTAL MANAGED ASSETS(1) ..................     $47,622.3        $50,877.1        $54,900.9         (6.4)%        (7.3)%
                                                    =========        =========        =========

--------------------------------------------------------------------------------
(1) Managed assets is compromised of on-balance sheet financing and leasing assets and finance receivables securitized that we continue to manage.

Concentrations

      Our ten largest financing and leasing asset accounts in the aggregate represented 4.8% of our total financing and leasing assets at September 30, 2002 (with the largest account representing less than 1%) and 3.7% at September 30, 2001. All ten accounts were commercial accounts and were secured by either equipment, accounts receivable or inventory.

Geographic Composition

      At September  30, 2002 and 2001 and December 31, 2000,  our managed  asset
geographic   diversity  did  not  differ  significantly  from  our  owned  asset geographic composition.

      The following table summarizes state concentrations greater than 5.0% and foreign concentrations in excess of 1.0% of financing and leasing portfolio assets at September 30, 2002 and 2001 and December 31, 2000.

                               At September 30,
                             ----------------------     At December 31,
                               2002           2001           2000
                             -------        -------     ---------------
State
California ..............     10.0%           10.4%          10.4%
New York ................      7.8%            8.8%           6.9%
Texas ...................      7.1%            7.7%           7.9%

Country
Canada ..................      4.6%            4.8%           5.4%
England .................      3.1%            2.1%           2.8%
Australia ...............      1.3%               (1)            (1)
Germany .................      1.2%               (1)            (1)
China ...................      1.1%               (1)            (1)

--------------------------------------------------------------------------------
(1)   The applicable balances are less than 1.0%.

Industry Composition

      At September 30, 2002 our commercial aerospace portfolio in the Capital Finance business unit consists of financing and leasing assets of $3,986.7 million covering 193 aircraft, with an average age of approximately 7.4 years. The portfolio is spread over 77 accounts, with the majority placed with major carriers. The commercial aircraft all comply with stage III noise regulations.

      The following table summarizes the composition of the commercial aerospace portfolio as of September 30, 2002 ($ in millions):

                                                        Net         Number of
                                                    Investment       Planes
                                                    ----------      ---------
By Geography:
   Europe ..................................         $1,586.9            55
   North America ...........................          1,025.9            76
   Asia Pacific ............................            813.4            31
   Latin America ...........................            483.3            27
   Africa / Middle East ....................             77.2             4
                                                     --------           ---
Total ......................................         $3,986.7           193
                                                     ========           ===
By Manufacturer:
   Boeing ..................................         $2,439.6           137
   Airbus ..................................          1,507.7            38
   Other ...................................             39.4            18
                                                     --------           ---
Total ......................................         $3,986.7           193
                                                     ========           ===
By Body Type(1):
   Narrow body .............................         $2,723.3           141
   Intermediate ............................            849.0            16
   Wide body ...............................            375.0            18
   Other ...................................             39.4            18
                                                     --------           ---
Total ......................................         $3,986.7           193
                                                     ========           ===

--------------------------------------------------------------------------------
(1) Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglass DC10 series aircraft.

      Operating leases represent approximately 74% of the portfolio, with the remainder consisting of capital leases or loans. Of the 193 aircraft, 9 are off-lease, 4 of which have been remarketed and have leases pending.

      The regional aircraft portfolio at September 30, 2002 consists of 94 planes and a net investment of $301.0 million, primarily in the Structured Finance segment. The planes are primarily located in North America and Europe. Operating leases account for about 19% of the portfolio, with the rest capital leases or loans. There are 5 aircraft in this portfolio that are off-lease.

      On August 11, 2002, U.S. Airways announced its Chapter 11 bankruptcy filing. CIT's outstandings are approximately $70 million to this carrier as of September 30, 2002, secured primarily by five narrow-body 737's. On November 6, 2002 National Airlines announced that it would cease operations effective November 6, 2002, after the carrier, which was operating in bankruptcy, was unable to complete a previously announced agreement to the satisfaction of it's senior management, board of directors, lessors and other key creditors. Our outstandings to National Airlines are approximately $39 million as of September 30, 2002 secured by two narrow-body Boeing 757 aircraft. We have repossessed the two aircraft and are pursuing remarketing efforts. On December 9, 2002, UAL Corp., the parent of United Airlines, announced its Chapter 11 bankruptcy filing. Under existing agreements, CIT has capital leases where United Airlines is the lessee of four narrow body (2 Boeing 757 aircraft and 2 Boeing 737 aircraft), CIT-owned aircraft, for a total exposure of $96 million. Additionally, CIT holds $41 million in Senior A tranche Enhanced Equipment Trust Certificates (EETCs) issued by United Airlines, which are debt instruments collateralized by aircraft operated by United Airlines. CIT also leases a variety of other equipment to UAL, aggregating $4.6 million. In connection with United Airlines' filing under Chapter 11, CIT is a co-arranger in a $1.2 billion secured revolving and term loan facility with a commitment of $300 million. This debtor-in-possession facility is secured by, among other collateral, unencumbered aircraft. The credit facility is subject to court approval and other conditions. Future revenues and aircraft values could be impacted by the actions of the carriers, management's actions with respect to re-marketing the aircraft, airline industry performance and aircraft utilization.

      Our telecommunications portfolio is included in "Communications" in the industry composition table included in the Note 7 to the Consolidated Financial Statements. This portfolio totals approximately $707.2 million at September 30, 2002, or approximately 1.9% of total financing and leasing assets. The portfolio consists of 52 accounts with an average balance of approximately $13.6 million. The 10 largest accounts in the portfolio aggregate $265.3 million with the largest single account totaling $34.1 million. Non-performing accounts totaled $137.0 million (11 accounts) or 19.4% of this portfolio. The telecommunications portfolio includes CLECs, wireless, and towers with the largest group being CLEC accounts, which totaled $275.2 million, or 38.9% of the telecommunications portfolio at September 30, 2002. Non-performing accounts totaled $108.1 million (7 accounts) or 39.3% of the CLEC portfolio. Many of these CLEC accounts are still in the process of building out their networks and developing their customer bases. Our telecommunications transactions are collateralized by the assets of the customer (equipment, receivables, cash, etc.) and typically are also secured by a pledge of the stock of non-public companies. Weak economic conditions and industry overcapacity have driven down values in this sector. As discussed in "Provision and Reserve for Credit Losses," $169.1 million of previously recorded reserves remain, for telecommunication exposures. As management continues the evaluation and work out of the individual accounts in this portfolio, charge-offs will likely be recorded against this reserve in subsequent periods. Continued weakness in this sector could result in additional losses or require additional reserves.

      Direct and private fund venture capital equity investments totaled $341.7 million at September 30, 2002. This portfolio is comprised of direct investments of approximately $196.6 million in 60 companies and $145.1 million in 52 private equity funds. These investments are principally in emerging growth enterprises in selected industries, including industrial buyout, information technology, life science and consumer products. In 2001, we ceased making new venture capital investments beyond existing commitments, which totaled approximately $176.6 million at September 30, 2002. These commitments, which are mainly to private equity funds, may, or may not, be drawn. Performance of our direct and fund investments will depend upon individual performance of the underlying companies, the economy and the venture capital and private equity markets.

      At September 30, 2002, we had approximately $180 million of U.S. dollar-denominated loans and assets outstanding to customers located or doing business in Argentina. During 2002, the Argentine government instituted economic reforms, including the conversion of certain dollar-denominated loans into pesos. Due to these actions and the weakness of the peso, we established a reserve of $135.0 million during the year. The underlying portfolio continues to perform as to collection, but payments are now in pesos. Therefore, our exposure is primarily currency related.

      Management strives to maximize the profitability of the lease equipment portfolio by balancing equipment utilization levels with market rental rates and lease term. Substantially all equipment was subject to lease agreements throughout 2002, 2001 and 2000. Equipment not subject to lease agreements were $267.3 million, $247.2 million and $351.0 million at September 30, 2002, September 30, 2001, and December 31, 2000, respectively. The current weakness in the commercial airline industry and the slower economy could adversely impact both rental and utilization rates going forward.

      See Note 7 -- "Concentrations" of Item 8. Financial Statements and Supplementary Data for further discussion on concentrations.

Other Assets

      Other assets totaled $4.8 billion, $3.8 billion and $3.0 billion at September 30, 2002 and 2001 and December 31, 2000. The increase in other assets at September 2002 from September 2001 was primarily due to a $0.3 billion increase in securitization assets, reflecting the increased use of securitization, and a $0.3 billion increase in receivables from derivative counterparties.

      Other assets primarily consisted of the following at September 30, 2002: securitization assets, including interest-only strips, retained subordinated securities, cash reserve accounts and servicing assets of $1.4 billion, investments in and receivables from non-consolidated subsidiaries of $0.7 billion, accrued interest and receivables from derivative counterparties of $0.7 billion, deposits on commercial aerospace flight equipment of $0.3 billion, direct and private fund equity investments of $0.3 billion, repossessed assets of $0.2 billion, prepaid expenses of $0.1 billion and investment in aerospace securities of $0.1 billion. The remaining balance includes furniture and fixtures, miscellaneous receivables and other assets.

Risk Management

      We performed additional risk management procedures in 2002 in light of the factors discussed previously in the "Key Business Initiatives and Trends" section. Our ongoing risk management activities, beyond these special liquidity and capital measures, are described more fully in the sections that follow.

      Our business activities involve various elements of risk. We consider the principal types of risk to be credit risk (including credit, collateral and equipment risk) and market risk (including interest rate, foreign currency and liquidity risk.)

      We consider the management of risk essential to conducting our commercial and consumer businesses and to maintaining profitability. Accordingly, our risk management systems and procedures are designed to identify and analyze risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

      We review and monitor credit exposures, both owned and managed, on an ongoing basis to identify, as early as possible, those customers that may be experiencing declining creditworthiness or financial difficulty, and periodically evaluate our finance receivables across the entire organization. We monitor concentrations by borrower, industry, geographic region and equipment type, and we adjust limits as conditions warrant to minimize the risk of substantial credit loss. We have maintained a standard practice of reviewing our aerospace portfolio regularly and, in accordance with SFAS 13 and SFAS 144 we test for asset impairment based upon projected cash flows and relevant market data, with any impairment in value charged to operating earnings. Given the developments in the aerospace sector during the year, performance, profitability and residual values relating to aerospace assets were reviewed more frequently with the Executive Credit Committee during 2002.

      Our Asset Quality Review Committee is comprised of members of senior management, including the Chief Risk Officer, the Chief Financial Officer, the Controller and the Director of Credit Audit. Periodically, the Committee meets with senior executives of our strategic business units and corporate credit risk management group to review portfolio status and performance, as well as the status of individual financing and leasing assets, owned and managed, to obligors with higher risk profiles. In addition, this committee periodically meets with the Chief Executive Officer of CIT to review overall credit risk, including geographic, industry and customer concentrations, and the reserve for credit losses.

Credit Risk Management

      We have developed systems specifically designed to manage credit risk in each of our business segments. We evaluate financing and leasing assets for credit and collateral risk during the credit granting process and periodically after the advancement of funds. The Corporate credit risk management group, which reports to the Chief Risk Officer, oversees and manages credit risk throughout CIT. This group includes senior credit executives aligned with each of the business units, as well as a senior executive with corporate-wide asset recovery and work-out responsibilities. In addition, our Executive Credit Committee, which includes the Chief Executive Officer, the Chief Risk Officer, members of the corporate credit risk management group and group Chief Executive Officers, approve large transactions and transactions which are outside of established target market definitions and risk acceptance criteria or which exceed the strategic business units' credit authority. The credit risk management group also includes an independent credit audit function.

      Each of our strategic business units has developed and implemented a formal credit management process in accordance with formal uniform guidelines established by the credit risk management group. These guidelines set forth risk acceptance criteria for:

      o     acceptable maximum credit lines;

      o     selected target markets and products;

      o creditworthiness of borrowers, including credit history, financial condition, adequacy of cash flow, financial performance and quality of management; and

      o     the  type  and  value  of  underlying   collateral   and  guarantees
            (including recourse from dealers and manufacturers).

      Compliance with established corporate policies and procedures and the credit management processes at each strategic business unit are reviewed by the credit audit group. The credit audit group examines adherence with established credit policies and procedures and tests for inappropriate credit practices, including whether potential problem accounts are being detected and reported on a timely basis.

Commercial

      The commercial credit management process starts with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including collecting past due balances and liquidating underlying collateral.

      Credit personnel review each potential borrower's financial condition, results of operations, management, industry, customer base, operations, collateral and other data, such as third party credit reports, to thoroughly evaluate the customer's borrowing and repayment ability. Borrowers are graded according to credit quality based upon our uniform credit grading system, which considers both the borrower's financial condition and the underlying collateral. Credit facilities are subject to approval within our overall credit approval and underwriting guidelines and are issued commensurate with the credit evaluation performed on each borrower.

Consumer and Small Ticket Leasing

      We employ proprietary automated credit scoring models by loan type that include both customer demographics and credit bureau characteristics in our Specialty Finance segment. The profiles emphasize, among other things, occupancy status, length of residence, length of employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information and combined loan to value ratio. The models are used to assess a potential borrower's credit standing and repayment ability considering the value or adequacy of property offered as collateral. Our credit criteria include reliance on credit scores, including those based upon both our proprietary internal credit scoring model and external credit bureau scoring, combined with judgment. The credit scoring models are regularly reviewed for effectiveness utilizing statistical tools. We regularly evaluate the consumer loan portfolio using past due, vintage curve and other statistical tools to analyze trends and credit performance by loan type, including analysis of specific credit characteristics and other selected subsets of the portfolios. Adjustments to credit scorecards and lending programs are made when deemed appropriate. Individual underwriters are assigned credit authority based upon their experience, performance and understanding of the underwriting policies and procedures of our consumer and small-ticket leasing operations. A credit approval hierarchy also exists to ensure that all applications are reviewed by an underwriter with the appropriate level of authority.

      See "Provision for Credit Losses."

Equipment/Residual Risk Management

      We have developed systems, processes and expertise to manage the equipment and residual risk in our commercial segments. Our process consists of the following: 1) setting residual value at deal inception; 2) systematic residual reviews; and 3) monitoring of residual realizations. Reviews for impairment are performed at least annually. Residual realizations, by business unit and product, are reviewed as part of our ongoing financial and asset quality review, both within the business units and by senior management.

Market Risk Management

      Market risk is the risk of loss arising from changes in values of financial instruments, including interest rate risk, foreign exchange risk, derivative credit risk and liquidity risk. We engage in transactions in the normal course of business that expose us to market risks. However, we maintain what we believe are appropriate management practices and policies designed to effectively mitigate such risks. The objectives of our market risk management efforts are to preserve company value by hedging changes in future expected net cash flows and to decrease the cost of capital. Strategies for managing market risks associated with changes in interest rates and foreign exchange rates are an integral part of the process, because those strategies affect our future expected cash flows as well as our cost of capital.

      Our Capital Committee sets policies, oversees and guides the interest rate and currency risk management process, including establishment and monitoring of risk metrics, and ensures the implementation of those policies. Other risks monitored by the Capital Committee include derivative credit risk and liquidity risk. The Capital Committee meets periodically and includes members of senior management, including the Chief Executive Officer, the Chief Financial Officer, the Treasurer, and the Controller, with business unit executives serving on a rotating basis.

      Interest Rate and Foreign Exchange Risk Management -- We offer a variety of financing products to our customers, including fixed and floating-rate loans of various maturities and currency denominations, and a variety of leases, including operating leases. Changes in market interest rates, relationships between short-term and long-term market interest rates, or relationships between different interest rate indices (i.e., basis risk) can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, and can result in an increase in interest expense relative to finance income. We measure our asset/liability position in economic terms through duration measures and sensitivity analysis, and we measure it's periodic effect on earnings using maturity gap analysis.

      A matched asset/liability position is generally achieved through a combination of financial instruments, including commercial paper, medium-term notes, long-term debt, interest rate and currency swaps, foreign exchange contracts, and through asset syndication and securitization. We do not speculate on interest rates or foreign exchange rates, but rather seek to mitigate the possible impact of such rate fluctuations encountered in the normal course of business. This process is ongoing due to prepayments, refinancings and actual payments varying from contractual terms, as well as other portfolio dynamics.

      We periodically enter into structured financings (involving both the issuance of debt and an interest rate swap with corresponding notional principal amount and maturity) to manage liquidity and reduce interest rate risk at a lower overall funding cost than could be achieved by solely issuing debt.

      CIT uses derivatives for hedging purposes only, and does not enter into derivative financial instruments for trading or speculative purposes. As part of managing the exposure to changes in market interest rates, CIT, as an end-user, enters into various interest rate swap transactions in the over-the-counter markets, with other financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated according to a hedge objective against a specified liability, including long term debt, bank credit facilities, and commercial paper. CIT's primary hedge objectives include the conversion of variable-rate liabilities to fixed rates, and the conversion of fixed-rate liabilities to variable rates. The notional amounts, rates, indices and maturities of CIT's derivatives are required to closely match the related terms of CIT's hedged liabilities.

      Interest rate swaps with notional principal amounts of $7.1 billion at September 30, 2002, $6.9 billion at September 30, 2001 and $9.9 billion at December 31, 2000 were designated as hedges against outstanding debt and were principally used to convert the interest rate on variable-rate debt to a fixed-rate, establishing a fixed-rate term debt borrowing cost for the life of the swap. These hedges reduce our exposure to rising interest rates, but also reduce the benefits of lower interest rates.

      A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown in the following table ($ in millions).

                                                           Year Ended             Nine Months Ended             Year Ended
                                                          September 30,             September 30,              December 31,
                                                              2002                      2001                       2000
                                                      --------------------      --------------------      ---------------------
                                                          (successor)                (combined)               (predecessor)
Before Swaps
Commercial paper, variable-rate senior notes
   and bank credit facilities .....................   $17,087.2      2.34%      $20,373.6      4.91%      $19,848.6      6.53%
Fixed-rate senior and subordinated notes ..........    16,764.8      6.11%       17,078.6      4.63%       17,689.7      6.72%
                                                      ---------                 ---------                 ---------
Composite .........................................   $33,852.0      4.21%      $37,452.2      4.14%      $37,538.3      6.62%
                                                      =========                 =========                 =========
After Swaps
Commercial paper, variable-rate senior notes
   and bank credit facilities .....................   $14,813.2      2.55%      $14,209.8      4.97%      $14,762.1      6.74%
Fixed-rate senior and subordinated notes ..........    19,038.8      5.90%       23,242.4      4.71%       22,776.2      6.67%
                                                      ---------                 ---------                 ---------
Composite .........................................   $33,852.0      4.43%      $37,452.2      4.34%      $37,538.3      6.70%
                                                      =========                 =========                 =========

      The weighted average composite interest rate after swaps in each of the years presented increased from the composite interest rate before swaps primarily because a larger proportion of our debt, after giving effect to interest rate swaps, was subject to a fixed interest rate. However, the weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred over the life of the borrowings had we chosen to manage interest rate risk without the use of such swaps. Derivatives are discussed further in Note 10 -- "Derivative Financial Instruments" of Item
8. Financial Statements and Supplementary Data.

      We regularly monitor and simulate through computer modeling our degree of interest rate sensitivity by measuring the repricing characteristics of interest-sensitive assets, liabilities, and derivatives. The Capital Committee reviews the results of this modeling periodically. The interest rate sensitivity modeling techniques employed by us include the creation of prospective twelve month "baseline" and "rate shocked" net interest income simulations. At the date that interest rate sensitivity is modeled, "baseline" net interest income is derived considering the current level of interest-sensitive assets and related run-off (including both contractual repayment and historical prepayment experience), the current level of interest-sensitive liabilities and related maturities and the current level of derivatives. The "baseline" simulation assumes that, over the next successive twelve months, market interest rates (as of the date of simulation) are held constant and that no new loans or leases are extended. Once the "baseline" net interest income is calculated, market interest rates, which were previously held constant, are raised 100 basis points instantaneously and parallel across the entire yield curve, and a "rate shocked" simulation is run. Interest rate sensitivity is then measured as the difference between calculated "baseline" and "rate shocked" net interest income. An immediate hypothetical 100 basis point parallel change in the yield curve on October 1, 2002 would affect net income by an estimated $12 million after-tax over the next twelve months. A similar 100 basis point change in yield curve on October 1, 2001 would have affected net income by an estimated $17 million after tax. Although management believes that this measure provides a meaningful estimate of our interest rate sensitivity, it does not account for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet and other business developments that could affect net income. Accordingly, no assurance can be given that actual results would not differ materially from the potential outcome simulated by our computer modeling. Further, it does not necessarily represent management's current view of future market interest rate movements.

      We also utilize foreign currency exchange forward contracts to hedge currency risk underlying our net investments in foreign operations and cross currency interest rate swaps to hedge both foreign currency and interest rate risk underlying foreign debt. At September 30, 2002, CIT was party to foreign currency exchange forward contracts with notional amounts totaling $3.1 billion and maturities ranging from 2003 to 2006. CIT was also party to cross currency interest rate swaps with notional amounts totaling $1.7 billion and maturities ranging from 2003 to 2027. At September 30, 2001, $3.3 billion in notional principal amount of foreign currency exchange forward contracts and $1.7 billion in notional principal amount of cross-currency swaps were designated as currency-related debt hedges. At December 31, 2000, $2.9 billion in notional principal amount of foreign currency exchange forward contracts and $1.2 billion in notional principal amount of cross-currency swaps were designated as currency-related debt hedges. Translation gains and losses of the underlying foreign net investment, as well as offsetting derivative gains and losses on designated hedges, are reflected in other comprehensive income in the Consolidated Balance Sheet.

      Derivative Risk Management -- We enter into interest rate and currency swaps and foreign exchange forward contracts as part of our overall market risk management practices. We assess and manage the external and internal risks associated with these derivative instruments in accordance with the overall operating goals established by our Capital Committee. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk, legal risk and market risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of CIT policy.

      The primary external risk of derivative instruments is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative contract. We control the credit risk of our derivative agreements through counterparty credit approvals, pre-established exposure limits and monitoring procedures.

      The Capital Committee approves each counterparty and establishes exposure limits based on credit analysis and market value. All derivative agreements are with major money center financial institutions rated investment grade by nationally recognized rating agencies, with the majority of our counterparties rated "AA" or better. Credit exposures are measured based on the market value of outstanding derivative instruments. Exposures are calculated for each derivative contract to monitor counterparty credit exposure.

      Liquidity Risk Management -- Liquidity risk refers to the risk of CIT being unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding. The primary funding sources are commercial paper (U.S.) long term debt (U.S., International) and asset-backed securities (U.S. and Canada). Included as part of our securitization programs are committed asset-backed commercial paper programs in the U.S. and Canada. We also maintain committed bank lines of credit to provide back-stop support of commercial paper borrowings and local bank lines to support our international operations. Additional sources of liquidity are loan and lease payments from customers, whole loan asset sales and loan syndications.

      We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability. Among the target ratios are maximum percentage of outstanding commercial paper to total debt and minimum percentage of committed bank line coverage to outstanding commercial paper.

Liquidity

      We successfully launched our dealer based commercial paper program during the final fiscal quarter of 2002 and quickly reached $4.7 billion outstanding at September 30, 2002. In addition, existing bank facilities were paid down, maintaining back-stop liquidity to fully cover all outstanding commercial paper. These events followed the draw down in February 2002 of our $8.5 billion unsecured credit facilities, which have historically been maintained as liquidity support for our commercial paper programs. The proceeds were used to satisfy our outstanding commercial paper obligations as they came due.

      At September 30, 2002, we had $4,037.4 million in drawn credit facilities. We renegotiated a new 364-day credit facility during October 2002 and used the proceeds from the new facility, along with other liquidity sources, to pay down the prior 364-day facility. As of October 15, 2002, we have total credit facilities of $7,350.0 million. Of this total, we have undrawn and available credit facilities of $4,735.0 million, of which $3,720.0 million expires March 2005, and the remainder expires periodically during 2003. We have drawn a $2,300.0 million 364-day facility expiring October 2003 and a C$500 million facility (approximately $315.0 million U.S. dollar) maturing March 2003.

      To further strengthen our funding flexibility, we maintain committed asset backed facilities which cover a range of assets from equipment to real estate assets, and trade accounts receivable. While these facilities are predominately in the U.S., we also maintain facilities for Canadian domiciled assets. As of September 30, 2002, we had in aggregate $7.9 billion in committed facilities.

      In addition to the commercial paper markets, CIT maintains access to the unsecured term debt markets. During the fiscal year ended September 2002, we issued $4.6 billion of term debt and securitized $7.7 billion of financing and leasing assets.

      From time to time, CIT files registration statements for debt securities, which it may sell in the future. At September 30, 2002, we had $10.6 billion of registered, but unissued, debt securities available under a shelf registration statement. In addition, we have approximately $2.0 billion of availability in our committed asset-backed facilities and $4.4 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

      Our credit ratings are shown for September 30, 2002, June 30, 2002 and September 30, 2001 in the following table.

                        At September 30, 2002   At June 30, 2002  At September 30, 2001  At December 31, 2000
                        ---------------------   ----------------  ---------------------  --------------------
                            Short     Long      Short     Long       Short     Long        Short     Long
                            Term      Term      Term      Term       Term      Term        Term      Term
                            -----     ----      -----     ----       -----     ----        -----     ----
Moody's ..............       P-1       A2        P-1       A2         P-1       A2          P-1       A1
Standard & Poor's ....       A-1        A        A-2      BBB+        A-1       A+          A-1       A+
Fitch ................       F1         A        F2       BBB         F1        A+          F1        A+

      The security ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

      In early 2002, in order to protect our bondholders, we amended our public indenture agreements to prohibit or restrict transactions with Tyco, our former parent. While we have minimal material covenants within our legal documents that govern our funding sources, some do exist. The most significant covenant in CITs indentures and credit agreements is a negative pledge provision which allows for exceptions for certain ordinary course liens needed in order to operate our business. Various credit agreements also contain a minimum net worth test of $3.75 billion.

      The following tables summarize various contractual obligations, selected contractual cash receipts and contractual commitments as of September 30, 2002 ($ in millions).

                                                                          Payments by Period
                                                   -------------------------------------------------------------
                                                    Due in        Due in       Due in       Due in     Due After
Contractual Obligations                              2003          2004         2005         2006        2006        Total
-----------------------                             ------        ------       ------       ------     ---------     -----
Commercial paper .............................     $ 4,654.2   $      --    $      --     $     --     $     --    $ 4,654.2
Bank credit facilities .......................       4,037.4          --           --           --           --      4,037.4
Variable-rate term debt ......................       3,910.3     1,247.0         23.4         25.0        173.3      5,379.0
Fixed-rate term debt .........................       2,784.9     4,321.5      4,704.1      1,179.1      5,395.8     18,385.4
Lease rental expense .........................          67.1        56.7         49.4         37.9         66.4        277.5
                                                   ---------   ---------    ---------     --------     --------    ---------
   Total contractual obligations .............      15,453.9     5,625.2      4,776.9      1,242.0      5,635.5     32,733.5
                                                   ---------   ---------    ---------     --------     --------    ---------
Finance receivables(1) .......................      13,136.8     3,541.2      2,624.5      1,751.2      7,405.3     28,459.0
Operating lease rental income ................       1,177.6       736.7        447.4        279.9        638.0      3,279.6
Finance receivables held for sale(2) .........       1,019.5          --           --           --           --      1,019.5
Cash-- current balance .......................       2,274.4          --           --           --           --      2,274.4
                                                   ---------   ---------    ---------     --------     --------    ---------
   Total projected cash availability(3) ......      17,608.3     4,277.9      3,071.9      2,031.1      8,043.3     35,032.5
                                                   ---------   ---------    ---------     --------     --------    ---------
Net projected cash inflow (outflow) ..........     $ 2,154.4   $(1,347.3)   $(1,705.0)    $  789.1     $2,407.8    $ 2,299.0
                                                   =========   =========    =========     ========     ========    =========

--------------------------------------------------------------------------------
(1) Based upon contractual cash flows; amount could differ due to prepayments, chargeoffs and other factors.

(2) Based upon management's intent to sell rather than contractual maturities of underlying assets.

(3) Excludes projected proceeds from sale of operating lease equipment portfolio, interest revenue from finance receivables, debt interest expense and other items.

                                                         Commitment Expiration by Period
                                           ---------------------------------------------------------
                                            Due in      Due in      Due in      Due in     Due After
Contractual Commitments                      2003        2004        2005        2006        2006        Total
-----------------------                     ------      ------      ------      ------      ------       -----
Credit extensions .......................  $2,395.0   $   64.3    $   27.9       $13.7      $167.4      $2,668.3
Letters of credit .......................   1,105.5        4.4          --          --          --       1,109.9
Acceptances .............................       8.4         --          --          --          --           8.4
Guarantees ..............................     724.5         --          --          --          --         724.5
Venture capital fund commitments ........        --         --          --          --       176.6         176.6
Aircraft purchases ......................     660.0      979.0     1,444.0       640.0       184.0       3,907.0
                                           --------   --------    --------      ------      ------      --------
   Total Commitments ....................  $4,893.4   $1,047.7    $1,471.9      $653.7      $528.0      $8,594.7
                                           ========   ========    ========      ======      ======      ========

      See the "-- Overview" and "-- Net Finance Margin" sections for information regarding the impact of our liquidity and capitalization plan on results of operations.

Securitization Program

      We fund asset originations on our balance sheet by accessing various sectors of the capital markets, including the term debt and commercial paper markets. In an effort to broaden funding sources and to provide an additional source of liquidity, we use an array of securitization programs to access both the public and private asset-backed securitization markets. Current products in these programs include receivables and leases secured by equipment as well as consumer loans secured by residential real estate. During the fiscal year ended September 30, 2002, we securitized $7.7 billion of financing and leasing assets and the outstanding securitized asset balance at September 30, 2002 was $11.2 billion or 23.6% of our total managed assets. Beginning in the quarter ended March 31, 2002, we experienced a disruption to our funding base, which was prompted by Tyco's announcement to dispose of CIT and subsequent credit rating downgrades of both Tyco and CIT. As a result, during the March and June 2002 quarters, we relied more heavily on securitization as a funding source. In addition to our conventional securitization programs, we also completed a conduit facility backed by trade accounts receivable in order to further broaden our funding access.

      Under our typical asset-backed securitization, we sell a "pool" of secured loans or leases to a special-purpose entity, typically a trust. The special-purpose entity, in turn, issues certificates and/or notes that are collateralized by the pool and entitle the holders thereof to participate in certain pool cash flows. We retain the servicing of the securitized contracts, for which we earn a servicing fee. We also participate in certain "residual" cash flows (cash flows after payment of principal and interest to certificate and/or note holders, servicing fees and other credit-related disbursements). At the date of securitization, we estimate the "residual" cash flows to be received over the life of the securitization, record the present value of these cash flows as a retained interest in the securitization (retained interests can include bonds issued by the special-purpose entity, cash reserve accounts on deposit in the special-purpose entity or interest only receivables) and typically recognize a gain.

      In estimating residual cash flows and the value of the retained interests, we make a variety of financial assumptions, including pool credit losses, prepayment speeds and discount rates. These assumptions are supported by both our historical experience and anticipated trends relative to the particular products securitized. Subsequent to recording the retained interests, we review them quarterly for impairment based on estimated fair value. These reviews are performed on a disaggregated basis. Fair values of retained interests are estimated utilizing current pool demographics, actual note/certificate outstandings, current and anticipated credit losses, prepayment speeds and discount rates.

      During the twelve months ended September 30, 2002, we recorded securitization gains of $149.0 million on $7.7 billion of financing and leasing assets securitized, which equates to 16.9% of pretax income, excluding TCH and goodwill impairment charges. During the same period in 2001, we recorded securitization gains of $138.3 million on $4.5 billion of financing and leasing assets securitized, which equated to 15.6% of pretax income (excluding TCH losses). Absent funding source disruptions, management targets a maximum of 15% of pre-tax income from securitization gains. Our retained interests had a carrying value at September 30, 2002 of $1,313.7 million, including interests in commercial securitized assets of $1,039.7 million and consumer securitized assets of $274.0 million. The total retained interest as of September 30, 2002 is comprised of $658.9 million in over-collateralization, $362.2 million of interest only strips, and $292.6 million of cash reserve accounts. Retained interests are subject to credit and prepayment risk. Our interests relating to commercial securitized assets are generally subject to lower prepayment risk because of the contractual terms of the underlying receivables. These assets are subject to the same credit granting and monitoring processes which are described in the "Credit Risk Management" section.

Capitalization

      On July 2, 2002, the underwriters sold 200 million shares of CIT's stock in the Company's initial public offering. The net proceeds were paid to Tyco, the selling stockholder. On July 12, 2002, as part of CIT's IPO, the underwriters exercised a portion of their over-allotment option to purchase an additional 11.6 million shares of CIT stock from the Company, increasing capital by approximately $255 million.

      During the year ended September 30, 2002, our managed assets declined by $3.3 billion (6.4%) and our owned assets declined by $4.3 billion (10.7%). We continued to sell or liquidate various portfolios we had previously ceased originating new business in: owner-operator trucking, franchise, manufactured housing, recreational vehicle and inventory finance. In all, these portfolios declined from approximately $3.1 billion at September 30, 2001 to $1.5 billion at September 30, 2002 due to liquidation and sales. Our additions to retained earnings and our asset runoff continued to improve our capitalization and leverage ratios. The following table presents information regarding our capital structure ($ in millions).

                                                        September 30, 2002   September 30, 2001    December 31, 2000
                                                        ------------------   ------------------    -----------------
                                                            (successor)          (successor)         (predecessor)

Commercial paper .......................................    $ 4,654.2            $ 8,869.2             $ 9,063.5
Bank credit facilities .................................      4,037.4                   --                    --
Term debt ..............................................     23,764.4             26,828.5              28,901.6
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
   debentures of the Company ("Preferred
   Capital Securities") ................................        257.7                260.0                 250.0
Stockholders' equity(1) ................................      4,857.3             10,661.4(2)            6,007.2
                                                            ---------            ---------             ---------
Total capitalization ...................................     37,571.0             46,619.1              44,222.3
Goodwill and other intangible assets ...................       (384.4)            (6,569.5)             (1,964.6)
                                                            ---------            ---------             ---------
Total tangible capitalization ..........................    $37,186.6            $40,049.6             $42,257.7
                                                            =========            =========             =========
Tangible stockholders' equity(1) and Preferred Capital
   Securities to managed assets ........................         9.93%                8.55%(2)              7.82%
Total debt (excluding overnight deposits) to tangible
   stockholders' equity(1) and Preferred Capital
   Securities ..........................................         6.54x                8.20x(2)              8.78x

--------------------------------------------------------------------------------
(1) Stockholders' equity excludes the impact of the accounting change for derivative financial instruments described in Note 10 to the Consolidated Financial Statements and certain unrealized gains or losses on retained interests and investments.

(2) Excludes equity deficit relating to TCH that was relieved via capital contributed from Tyco as of June 30, 2002.

      The Company-obligated mandatorily redeemable preferred securities are 7.70% Preferred Capital Securities issued in 1997 by CIT Capital Trust I, a wholly-owned subsidiary. CIT Capital Trust I invested the proceeds of that issue in Junior Subordinated Debentures of CIT having identical rates and payment dates.

      See `Liquidity Risk Management' for discussion on risks impacting our liquidity and capitalization.

Securitization and Joint Venture Activities

      We utilize special purpose entities (SPE's) and joint ventures in the normal course of business to execute securitization transactions and conduct business in key vendor relationships.

      Securitization Transactions -- SPE's are used to achieve "true sale" and bankruptcy remote requirements for these transactions in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Pools of assets are originated and sold to special purpose entities, which in turn issue debt securities to investors solely backed by asset pools. Accordingly, CIT has no legal obligations to repay the investment certificates in the event of a default by the Trust. CIT retains the servicing rights and participates in certain cash flows of the pools. The present value of expected net cash flows that exceeds the estimated cost of servicing is recorded in other assets as a "retained interest." Assets securitized are shown in our managed assets and our capitalization ratios on managed assets.

      Joint Ventures -- We utilize joint ventures to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. These distinct legal entities are jointly owned by the vendor partner and CIT, and there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement.

Critical Accounting Policies

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

      Investments -- Investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method. Management uses judgment in determining when an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings.

      Charge-off of Finance Receivables -- Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the borrower's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers).

      Impaired Loans -- Loan impairment is defined as any shortfall between the estimated value and the recorded investment in the loan, with the estimated value determined using the fair value of the collateral and other cash flows, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate.

      Reserve for Credit Losses -- On a quarterly basis, the reserve for credit losses is set and reviewed by senior management for adequacy considering economic conditions, collateral values and credit quality indicators, including historical and expected charge-off experience and levels of past-due loans and non-performing assets. Management uses judgment in determining the level of the consolidated reserve for credit losses and in evaluating the adequacy of the reserve. The reserve for credit losses is set and recorded based on the establishment of three components - specific reserves for collateral dependent loans which are impaired under SFAS 114, reserves for estimated losses inherent in the portfolio based upon historic credit trends and general reserves for "estimation" risk. As of September 30, 2002, the reserve for credit losses was $777.8 million or 2.73% of finance receivables and 72.7% of past due receivables. A $10.0 million change in the reserve for credit losses equates to the following variances: 4 basis points (0.04%) in the percentage of reserves to finance receivables; 93 basis points (0.93%) in the percentage of reserves to past due receivables and $0.03 in earnings per share.

      Retained Interests in Securitizations -- Significant financial assumptions, including loan pool credit losses, prepayment speeds and discount rates, are utilized to determine the fair values of retained interests, both at the date of the securitization and in the subsequent quarterly valuations of retained interests. Any resulting losses, representing the excess of carrying value over estimated fair value, are recorded against current earnings. However, unrealized gains are reflected in stockholders' equity as part of other comprehensive income.

      Lease Residual Values -- Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. Management performs periodic reviews of the estimated residual values, with impairment, other than temporary, recognized in the current period. As of September 30, 2002, our direct financing lease residual balance was $2,273 million and our operating lease equipment balance was $6,567 million. A 10 basis points (0.1%) fluctuation in the combination of these amounts equates to $0.02 in earnings per share.

      Goodwill -- CIT adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001, the beginning of CIT's fiscal 2002. The Company determined that there was no impact of adopting this new standard under the transition provisions of SFAS No. 142. Since adoption, goodwill is no longer amortized, but instead will be assessed for impairment at least annually. During this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. See "--Goodwill and Other Intangible Assets Amortization" above for a discussion of our recent impairment analysis.

Accounting and Technical Pronouncements

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

      In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets and retain the requirements of SFAS 121 to recognize an impairment loss when the carrying amount of a long-lived asset can not be recovered from its undiscounted cash flows and to measure the loss based upon fair values. Because the provisions of this pronouncement with respect to individual asset impairment are consistent with our current accounting policy, the adoption of SFAS 144 is not expected to have a significant impact on our financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the above mentioned statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is not expected to have a significant impact on our financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities that are initiated after December 31, 2002. SFAS 146 is not expected to have a significant impact on our financial position or results of operations.

      On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 supercedes specialized accounting guidance in SFAS No. 72 in order to conform the accounting for certain acquisitions of Banking or Thrift institutions to SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 147 is not expected to impact our financial position or results of operations.

Forward-Looking Statements

      Certain statements contained in this document are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

      o     our liquidity risk management,

      o     our credit risk management,

      o     our asset/liability risk management,

      o     our capital, leverage and credit ratings,

      o     our operational and legal risks,

      o     our commitments to extend credit or purchase equipment, and

      o     how we may be affected by legal proceedings.

      All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to:

      o     risks of economic slowdown, downturn or recession,

      o     industry cycles and trends,

      o risks inherent in changes in market interest rates and quality spreads,

      o     funding opportunities and borrowing costs,

      o changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets,

      o uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

      o     adequacy of reserves for credit losses,

      o risks associated with the value and recoverability of leased equipment and lease residual values,

      o     changes  in  laws  or   regulations   governing   our  business  and
            operations,

      o     changes in competitive factors, and

      o     future   acquisitions   and  dispositions  of  businesses  or  asset
            portfolios.

Item 8. Financial Statements and Supplementary Data.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CIT Group Inc.

      In our opinion, the accompanying consolidated balance sheets as of September 30, 2002 and 2001, and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of CIT Group Inc. (formerly Tyco Capital
Corporation) and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for the fiscal year ended September 30, 2002 and for the period from June 2, 2001 through September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the financial statements, on January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on June 2, 2001, the Company changed its basis of accounting for purchased assets and liabilities, and on October 1, 2001 the Company implemented the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

PricewaterhouseCoopers LLP
New York, New York
October 29, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CIT Group Inc.

      In our opinion, the accompanying consolidated statements of income, of stockholder's equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of CIT Group Inc. (formerly Tyco Capital Corporation) and its subsidiaries for the period from January 1, 2001 through June 1, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      As discussed in Note 1 to the financial statements, on January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

PricewaterhouseCoopers LLP
New York, New York
October 18, 2001, except as to
the fifth paragraph of Note 23
and first paragraph of Note 1,
which are as of February 11, 2002
and July 1, 2002, respectively.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of
The CIT Group, Inc.:

      We have audited the accompanying consolidated statements of income, changes in shareholders' equity, and cash flows of The CIT Group, Inc. and subsidiaries for the year ended December 31, 2000. These consolidated financial statements are the responsibility of CIT's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of The CIT Group, Inc. and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Short Hills, New Jersey
January 25, 2001

                         CIT GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      ($ in millions -- except share data)

                                                                                     September 30,     September 30,
                                                                                         2002              2001
                                                                                     -------------     -------------
                                     ASSETS

Financing and leasing assets:
   Finance receivables .........................................................       $28,459.0         $31,879.4
   Reserve for credit losses ...................................................          (777.8)           (492.9)
                                                                                       ---------         ---------
   Net finance receivables .....................................................        27,681.2          31,386.5
   Operating lease equipment, net ..............................................         6,567.4           6,402.8
   Finance receivables held for sale ...........................................         1,019.5           2,014.9
Cash and cash equivalents ......................................................         2,274.4             808.0
Goodwill, net ..................................................................           384.4           6,547.5
Receivables from Tyco affiliates ...............................................              --             362.7
Other assets ...................................................................         4,783.6           3,826.9
                                                                                       ---------         ---------
Total Assets ...................................................................       $42,710.5         $51,349.3
                                                                                       =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Debt:
   Commercial paper ............................................................       $ 4,654.2         $ 8,869.2
   Variable-rate bank credit facilities ........................................         4,037.4                --
   Variable-rate senior notes ..................................................         5,379.0           9,614.6
   Fixed-rate senior notes .....................................................        18,385.4          17,113.9
   Subordinated fixed-rate notes ...............................................              --             100.0
                                                                                       ---------         ---------
Total debt .....................................................................        32,456.0          35,697.7
Note payable to Tyco affiliates ................................................              --           5,017.3
Credit balances of factoring clients ...........................................         2,513.8           2,392.9
Accrued liabilities and payables ...............................................         2,725.2           2,033.8
                                                                                       ---------         ---------
Total Liabilities ..............................................................        37,695.0          45,141.7
                                                                                       ---------         ---------
Commitments and contingencies (Note 21)
Company-obligated mandatorily redeemable preferred securities of subsidiary
  trust holding solely debentures of the Company ...............................           257.7             260.0
Stockholders' Equity:
   Preferred stock, $0.01 par value, 100,000,000 authorized, none issued .......              --                --
   Common stock, $0.01 par value, 600,000,000 authorized 211,573,200
    issued and outstanding .....................................................             2.1                --
   Paid-in capital, net of deferred compensation of $6.4 .......................        10,674.8                --
   Contributed capital .........................................................              --           5,842.5
   Accumulated (deficit) earnings ..............................................        (5,722.8)            181.9
   Accumulated other comprehensive loss ........................................          (196.3)            (76.8)
                                                                                       ---------         ---------
Total Stockholders' Equity .....................................................         4,757.8           5,947.6
                                                                                       ---------         ---------
Total Liabilities and Stockholders' Equity .....................................       $42,710.5         $51,349.3
                                                                                       =========         =========

                See Notes to Consolidated Financial Statements.

                        CIT GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    ($ in millions -- except per share data)

                                                          Year Ended      June 2 through     January 1 through      Year Ended
                                                        September 30,     September 30,           June 1,          December 31,
                                                             2002              2001                 2001               2000
                                                        -------------     --------------      ----------------     ------------
                                                         (successor)        (successor)         (predecessor)      (predecessor)

Finance income ......................................     $ 4,342.8          $1,676.5             $2,298.8           $5,248.4
Interest expense ....................................       1,439.3             597.1              1,022.7            2,497.7
                                                          ---------          --------             --------           --------
Net finance income ..................................       2,903.5           1,079.4              1,276.1            2,750.7
Depreciation on operating lease equipment ...........       1,241.0             448.6                588.1            1,281.3
                                                          ---------          --------             --------           --------
Net finance margin ..................................       1,662.5             630.8                688.0            1,469.4
Provision for credit losses .........................         788.3             116.1                216.4              255.2
                                                          ---------          --------             --------           --------
Net finance margin after provision for
   credit losses ....................................         874.2             514.7                471.6            1,214.2
Other revenue .......................................         932.3             335.1                237.5              912.0
                                                          ---------          --------             --------           --------
Operating margin ....................................       1,806.5             849.8                709.1            2,126.2
                                                          ---------          --------             --------           --------
Salaries and general operating expenses .............         946.4             348.5                446.0            1,035.2
Intercompany interest expense - TCH .................         662.6              97.7                  1.1                 --
Goodwill impairment .................................       6,511.7                --                   --                 --
Goodwill amortization ...............................            --              59.8                 37.8               86.3
Acquisition-related costs ...........................            --                --                 54.0                 --
                                                          ---------          --------             --------           --------
Operating expenses ..................................       8,120.7             506.0                538.9            1,121.5
                                                          ---------          --------             --------           --------
(Loss) income before provision for
   income taxes .....................................      (6,314.2)            343.8                170.2            1,004.7
Provision for income taxes ..........................        (374.0)           (157.4)               (84.8)            (381.2)
Minority interest in subsidiary trust holding
   solely debentures of the Company, after tax ......         (10.5)             (3.6)                (4.9)             (11.9)
                                                          ---------          --------             --------           --------
Net (loss) income ...................................     $(6,698.7)          $ 182.8               $ 80.5            $ 611.6
                                                          =========          ========             ========           ========
Net (loss) income per basic share ...................     $  (31.66)          $  0.86               $ 0.38            $  2.89
                                                          =========          ========             ========           ========
Net (loss) income per diluted share .................     $  (31.66)          $  0.86               $ 0.38            $  2.89
                                                          =========          ========             ========           ========

Note: Per share calculations assume that current period shares are outstanding for all periods presented.

                See Notes to Consolidated Financial Statements.

                        CIT GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 ($ in millions)

                                                                                          Accumulated      Total
                                             Common    Paid-in   Contributed   Treasury   Earnings    Comprehensive   Stockholders'
                                             Stock     Capital     Capital       Stock    (Deficit)   Income (Loss)      Equity
                                             ------    -------   -----------   --------  -----------  -------------   -------------
December 31, 1999 (predecessor) ..........   $ 2.7    $ 3,521.8  $       --    $ (70.5)   $ 2,097.6      $   2.8        $ 5,554.4
Net income ...............................                                                    611.6                         611.6
Foreign currency translation
  adjustments ............................                                                                   4.3              4.3
Unrealized gain on equity and
  securitization investments, net ........                                                                   4.6              4.6
                                                                                                                        ---------
Total comprehensive income ...............                                                                                  620.5
                                                                                                                        ---------
Cash dividends ...........................                                                   (105.9)                       (105.9)
Repurchase of common stock ...............                                       (67.2)                                     (67.2)
Restricted common stock grants ...........                  5.4                                                               5.4
                                             -----    ---------  ----------    -------    ---------      -------        ---------
December 31, 2000 (predecessor) ..........     2.7      3,527.2          --     (137.7)     2,603.3         11.7          6,007.2
Net income ...............................                                                     80.5                          80.5
Foreign currency translation
  adjustments ............................                                                                 (33.7)           (33.7)
Cumulative effect of new accounting
  principle ..............................                                                                (146.5)          (146.5)
Change in fair values of derivatives
  qualifying as cash flow hedges .........                                                                   0.6              0.6
                                                                                                                         --------
Total comprehensive loss .................                                                                                  (99.1)
                                                                                                                         --------
Cash dividends ...........................                                                    (52.9)                        (52.9)
Issuance of treasury stock ...............                                        27.6                                       27.6
Restricted common stock grants ...........                 12.4                                                              12.4
Merger of TCH ............................                         (4,579.9)                                             (4,579.9)
                                             -----    ---------  ----------    -------    ---------      -------        ---------
June 1, 2001 (predecessor) ...............     2.7      3,539.6    (4,579.9)    (110.1)     2,630.9       (167.9)         1,315.3
Recapitalization at acquisition ..........      --     (3,539.6)    3,539.6         --           --           --               --
Effect of push-down accounting of
  Tyco's purchase price on CIT's
  net assets .............................    (2.7)          --     5,945.1      110.1     (2,631.7)       167.9          3,588.7
                                             -----    ---------  ----------    -------    ---------      -------        ---------
June 1, 2001 (successor) .................      --           --     4,904.8         --         (0.8)          --          4,904.0
Net income ...............................                                                    182.8                         182.8
Foreign currency translation
  adjustments ............................                                                                 (13.4)           (13.4)
Change in fair values of derivatives
  qualifying as cash flow hedges .........                                                                 (63.4)           (63.4)
                                                                                                                         --------
Total comprehensive income ...............                                                                                  106.0
                                                                                                                         --------
Cash dividends ...........................                                                     (0.1)                         (0.1)
Tax benefit on stock transactions ........                             39.4                                                  39.4
Capital contribution from Tyco ...........      --                    898.3                                                 898.3
                                             -----    ---------  ----------    -------    ---------      -------        ---------
September 30, 2001 (successor) ...........      --           --     5,842.5    $    --        181.9        (76.8)         5,947.6
Net loss .................................                                                 (6,698.7)                     (6,698.7)
Foreign currency translation
  adjustments ............................                                                                 (62.4)           (62.4)
Change in fair values of derivatives
  qualifying as cash flow hedges .........                                                                 (57.1)           (57.1)
Unrealized gain on equity and
  securitization investments, net ........                                                                  21.0             21.0
Minimum pension liability
  adjustment .............................                                                                 (21.0)           (21.0)
                                                                                                                         --------
Total comprehensive loss .................                                                                               (6,818.2)
                                                                                                                         --------
Issuance of common stock in connection
  with the initial public offering .......     2.0     10,420.4   (10,422.4)                                                   --
Common stock issued - overallotment ......     0.1        249.2                                                             249.3
Capital contribution from Tyco for TCH ...                          4,579.9                   794.0                       5,373.9
Restricted common stock grants ...........      --          5.2          --         --           --           --              5.2
                                             -----    ---------  ----------    -------    ---------      -------        ---------
September 30, 2002 .......................   $ 2.1    $10,674.8  $       --    $    --    $(5,722.8)     $(196.3)       $ 4,757.8
                                             =====    =========  ==========    =======    =========      =======        =========

                See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in millions)

                                                         Year Ended         June 2 through     January 1 through      Year Ended
                                                     September 30, 2002   September 30, 2001     June 1, 2001      December 31,2000
                                                     ------------------   ------------------   -----------------   ----------------
                                                         (successor)         (successor)         (predecessor)       (predecessor)
Cash Flows From Operations:
Net (loss) income .................................      $ (6,698.7)          $    182.8           $     80.5          $   611.6
Adjustments to reconcile net (loss) income to
   net cash flows from operations:
   Goodwill impairment ............................         6,511.7                   --                   --                 --
   Provision for credit losses ....................           788.3                116.1                216.4              255.2
   Depreciation and amortization ..................         1,286.5                521.3                642.4            1,408.7
   Provision for deferred federal income
     taxes ........................................           276.9                113.6                 63.7              211.5
   Gains on equipment, receivable and
     investment sales, net ........................          (203.1)              (119.1)               (18.2)            (371.8)
   (Decrease) increase in accrued liabilities
     and payables .................................            57.0               (349.8)               (28.2)             449.0
   (Increase) decrease in other assets ............          (626.7)              (429.7)                69.9             (690.9)
   Other ..........................................           (32.3)               (70.6)                36.0               31.9
                                                         ----------           ----------           ----------         ----------
Net cash flows provided by (used for)
   operations .....................................         1,359.6                (35.4)             1,062.5            1,905.2
                                                         ----------           ----------           ----------         ----------
Cash Flows From Investing Activities:
Loans extended ....................................       (48,300.6)           (15,493.1)           (20,803.0)         (49,275.8)
Collections on loans ..............................        42,584.2             12,750.6             18,520.2           41,847.5
Proceeds from asset and receivable sales ..........        10,992.4              5,213.0              2,879.6            7,055.4
Purchases of assets to be leased ..................        (1,877.2)              (756.9)              (694.0)          (2,457.6)
Purchases of finance receivable portfolios ........          (372.7)                  --                   --           (1,465.6)
Net increase in short-term factoring
   receivables ....................................          (651.9)              (471.2)              (131.0)            (175.4)
Other .............................................           (52.5)                 3.2                (24.4)             (79.4)
                                                         ----------           ----------           ----------         ----------
Net cash flows provided by (used for)
   investing activities ...........................         2,321.7              1,245.6               (252.6)          (4,550.9)
                                                         ----------           ----------           ----------         ----------
Cash Flows From Financing Activities:
Proceeds from the issuance of variable and
   fixed rate notes ...............................        13,093.4              1,000.0              6,246.6           12,645.3
Repayments of variable and fixed-rate notes .......       (12,148.8)            (3,272.2)            (6,491.5)         (10,143.2)
Net (decrease) increase in commercial paper .......        (4,186.2)            (1,007.8)               813.6               89.5
Net repayments of non-recourse
   leveraged lease debt ...........................          (187.7)               (26.6)                (8.7)             (31.2)
Capital contributions from former Parent ..........           923.5                744.7                  0.8                 --
Proceeds from issuance of common stock ............           254.6
Cash dividends paid ...............................              --                   --                (52.9)            (105.9)
Issuance (purchase) of treasury stock .............              --                   --                 27.6              (67.2)
                                                         ----------           ----------           ----------         ----------
Net cash flows (used for) provided by
   financing activities ...........................        (2,251.2)            (2,561.9)               535.5            2,387.3
                                                         ----------           ----------           ----------         ----------
Net increase (decrease) in cash and cash
   equivalents ....................................         1,430.1             (1,351.7)             1,345.4             (258.4)
Exchange rate impact on cash ......................            36.3                  3.3                 (1.1)              (2.9)
Cash and cash equivalents, beginning of
   period .........................................           808.0              2,156.4                812.1            1,073.4
                                                         ----------           ----------           ----------         ----------
Cash and cash equivalents, end of period ..........      $  2,274.4           $    808.0           $  2,156.4         $    812.1
                                                         ==========           ==========           ==========         ==========
Supplementary Cash Flow Disclosure:
Interest paid .....................................      $  1,713.9           $    652.9           $  1,067.6         $  2,449.7
Federal, foreign and state and local income
   taxes (refunded) paid - net ....................      $    (43.9)          $     31.4           $     14.7         $     28.4
Supplementary Non-cash Disclosure:
Push-down of purchase price by Parent .............              --           $  9,484.7                   --                 --

                See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Business and Summary of Significant Accounting Policies

      CIT Group Inc., a Delaware corporation ("we," "CIT" or the "Company"), formerly known as Tyco Capital Corporation, and previously The CIT Group, Inc., is a leading independent source of financing and leasing capital for companies in a wide variety of industries, including many of today's leading industries and emerging businesses, offering vendor, equipment, commercial, factoring, consumer, and structured financing capabilities. CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region.

Basis of Presentation

      The Consolidated Financial Statements include the results of CIT and its subsidiaries and have been prepared in U.S. dollars, unless indicated otherwise, in accordance with accounting principles generally accepted in the United States. Prior period amounts have been reclassified to conform to the current presentation. On June 1, 2001, The CIT Group, Inc. was acquired by a wholly-owned subsidiary of Tyco International Ltd. ("Tyco"), in a purchase business combination recorded under the "push-down" method of accounting, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001. Information relating to all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting. On July 8, 2002, our former parent, Tyco International Ltd. ("Tyco") completed a sale of 100% of CIT's outstanding common stock in an initial public offering ("IPO"). Immediately prior to the offering, CIT was merged with its parent Tyco Capital Holding, Inc. (TCH), a company used to acquire CIT. As a result, the historical financial results of TCH are included in the historical consolidated CIT financial statements.

      CIT consolidates entities in which it owns or controls more than fifty percent of the voting shares, unless control is likely to be temporary. Entities that are twenty to fifty percent owned by CIT are included in other assets and presented at the corresponding share of equity plus loans and advances. Entities in which CIT owns less than twenty percent of the voting shares, and over which the Company has no significant influence, are included in other assets at cost, less declines in value that are other than temporary. In accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", Qualifying Special Purpose Entities (QSPE's) utilized in securitizations are not consolidated. Interests in securitizations are included in other assets. All significant intercompany transactions have been eliminated.

Financing and Leasing Assets

      CIT provides funding through a variety of financing arrangements, including term loans, lease financing and operating leases. The amounts outstanding on loans and leases are referred to as finance receivables and, when combined with finance receivables held for sale, net book value of operating lease equipment, and certain investments, represent financing and leasing assets.

      At the time of designation for sale, securitization or syndication by management, assets are classified as finance receivables held for sale. These assets are carried at the lower of aggregate cost or market value.

Income Recognition

      Finance income includes interest on loans, the accretion of income on direct financing leases, and rents on operating leases. Related origination and other nonrefundable fees and direct origination costs are deferred and amortized as an adjustment of finance income over the contractual life of the transactions. Income on finance receivables other than leveraged leases is recognized on an accrual basis commencing in the month of origination using methods that generally approximate the interest method. Leveraged lease income is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which CIT has a positive investment in the transaction, net of related deferred tax liabilities. Rental income on operating leases is recognized on an accrual basis.

      The accrual of finance income on commercial finance receivables is generally suspended and an account is placed on non-accrual status when payment of principal or interest is contractually delinquent for 90 days or more, or earlier when, in the opinion of management, full collection of all principal and interest due is doubtful. Given

                         CIT GROUP INC. AND SUBSIDIARIES
the nature of revolving credit facilities, including those combined with term loan facilities (advances and interest accruals increase revolving loan balances and payments reduce revolving loan balances), the placement of revolving credit facilities on non-accrual status includes the review of other qualitative and quantitative credit-related factors, and generally does not result in the reversal of significant amounts of accrued interest. To the extent the estimated fair value of collateral does not satisfy both the principal and accrued interest outstanding, accrued but uncollected interest at the date an account is placed on non-accrual status is reversed and charged against income. Subsequent interest received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status. The accrual of finance income on consumer finance receivables is suspended, and all previously accrued but uncollected income is reversed, when payment of principal and/or interest is contractually delinquent for 90 days or more.

      Other revenue includes the following: (1) factoring commissions, (2) commitment, facility, letters of credit and syndication fees, (3) servicing fees, (4) gains and losses from sales of leasing equipment, venture capital investments and sales and securitizations of finance receivables, and (5) equity in earnings of joint ventures and unconsolidated subsidiaries.

Lease Financing

      Direct financing leases are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans and subsequently placed on operating lease is recorded at the lower of carrying value or estimated fair value when acquired. Lease receivables include leveraged leases, for which a major portion of the funding is provided by third party lenders on a nonrecourse basis, with CIT providing the balance and acquiring title to the property. Leveraged leases are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less nonrecourse third party debt and unearned finance income. Management performs periodic reviews of the estimated residual values with impairment, other than temporary, recognized in the current period.

Reserve for Credit Losses on Finance Receivables

      The consolidated reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including historical and expected charge-off experience and levels of and trends in past due loans and non-performing assets. Changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the consolidated reserve for credit losses. In management's judgment, the consolidated reserve for credit losses is adequate to provide for credit losses inherent in the portfolio.

Charge-off of Finance Receivables

      Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the borrower's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Such charge-offs are deducted from the carrying value of the related finance receivables. To the extent that an unrecovered balance remains due, a final charge-off is taken at the time collection efforts are deemed no longer useful. Charge-offs are recorded on consumer and certain small ticket commercial finance receivables beginning at 180 days of contractual delinquency based upon historical loss severity. Collections on accounts previously charged off are recorded as increases to the reserve for credit losses.

Impaired Loans

      Impaired loans include any loans for $500 thousand or greater, outside of homogeneous pools of loans, that are placed on non-accrual status or any troubled debt restructuring that is subject to periodic individual review by CIT's Asset Quality Review Committee ("AQR"). The AQR, which is comprised of members of senior management, reviews overall portfolio performance, as well as individual accounts meeting certain credit risk grading parameters. Excluded from impaired loans are: 1) certain individual commercial non-accrual loans for

                         CIT GROUP INC. AND SUBSIDIARIES
which the collateral value supports the outstanding balance and the continuation of earning status, 2) consumer loans, which are subject to automatic charge-off procedures, and 3) short-term factoring customer receivables, which generally have terms of no more than 30 days. Loan impairment is defined as any shortfall between the estimated value and the recorded investment in the loan, with the estimated value determined using the fair value of the collateral and other cash flows if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate.

Long-Lived Assets

      A review for impairment of long-lived assets, such as operating lease equipment, is performed at least annually and whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Other Identified Intangibles

      Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, less the fair value of liabilities assumed from business combinations. CIT adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001. The Company determined that there was no impact of adopting this new standard under the transition provisions of SFAS No.
142. Since adoption, goodwill is no longer amortized, but instead is assessed for impairment at least annually. During this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. See Note 16-Accounting Change-Goodwill.

Securitizations

      Pools of assets are originated and sold to special purpose entities which, in turn, issue debt securities or sell undivided interests in the assets to investors backed by the asset pools. CIT retains the servicing rights and participates in certain cash flows from the pools. The present value of expected net cash flows (after payment of principal and interest to certificate and/or note holders and credit-related disbursements) that exceeds the estimated cost of servicing is recorded at the time of sale as a "retained interest." Retained interests in securitized assets are included in other assets and classified as available-for-sale securities under SFAS 115. CIT, in its estimation of those net cash flows and retained interests, employs a variety of financial assumptions, including loan pool credit losses, prepayment speeds and discount rates. These assumptions are supported by both CIT's historical experience, market trends and anticipated performance relative to the particular assets securitized. Subsequent to the recording of retained interests, CIT reviews such values quarterly. Fair values of retained interests are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates and are then compared to the respective carrying values. Unrealized losses, representing the excess of carrying value over estimated current fair value, are recorded as an impairment. Unrealized gains are not credited to current earnings but are reflected in stockholders' equity as part of other comprehensive income.

Other Assets

      Assets received in satisfaction of loans are carried at the lower of carrying value or estimated fair value less selling costs, with write-downs at the time of receipt recognized by recording a charge-off. Subsequent write-downs of such assets, which may be required due to a decline in estimated fair market value after receipt, are reflected in general operating expenses.

      Realized and unrealized gains (losses) on marketable equity securities included in CIT's venture capital investment companies are recognized currently in operations. Unrealized gains and losses, representing the difference between carrying value and estimated current fair market value, for all other debt and marketable equity securities are recorded in other comprehensive income, a separate component of equity.

                         CIT GROUP INC. AND SUBSIDIARIES

      Investments in joint ventures are accounted for using the equity method, whereby the investment balance is carried at cost and adjusted for the proportionate share of undistributed earnings or losses. Unrealized intercompany profits and losses are eliminated until realized, as if the joint venture were consolidated.

      Investments in debt and equity securities of non-public companies are carried at cost. These valuations are periodically reviewed and a write-down is recorded if a decline in value is considered other than temporary. Gains and losses are recognized upon sale or write-down of these investments as a component of other revenues.

Derivative Financial Instruments

      CIT uses interest rate swaps, currency swaps and foreign exchange forward contracts as part of a worldwide market risk management program to hedge against the effects of future interest rate and currency fluctuations. CIT does not enter into derivative financial instruments for trading or speculative purposes.

      On January 1, 2001, CIT adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Derivative instruments are recognized in the balance sheet at their fair values in other assets and accrued liabilities and payables, and changes in fair values are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive income as a separate component of equity, and contractual cash flows, along with the related impact of the hedged items, continue to be recognized in earnings. Any ineffective portion of a hedge is reported in current earnings. Amounts accumulated in other comprehensive income are reclassified to earnings in the same period that the hedged transaction impacts earnings.

      The net interest differential, including premiums paid or received, if any, on interest rate swaps, is recognized on an accrual basis as an adjustment to finance income or as interest expense to correspond with the hedged position. In the event that early termination of a derivative instrument occurs, the gain or loss remains in accumulated other comprehensive income until the hedged transaction is recognized in earnings.

      CIT utilizes foreign exchange forward contracts or cross-currency swaps to convert U.S. dollar borrowings into local currency in such instances that local borrowings are not cost effective or available. CIT also utilizes foreign exchange forward contracts to hedge its net investments in foreign operations. These instruments are designated as hedges and resulting gains and losses are reflected in accumulated other comprehensive income as a separate component of equity.

Stock-Based Compensation

      Stock option plans are accounted for in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, no compensation expense is recognized for stock options issued. Compensation expense associated with restricted stock awards is recognized over the associated vesting periods.

Foreign Currency Translation

      CIT has operations in Canada, Europe and other countries outside the United States. The functional currency for these foreign operations is usually the local currency. The value of the assets and liabilities of these operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates effective during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in accumulated other comprehensive (loss) income.

Income Taxes

      Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                         CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

      Cash and cash equivalents includes cash and interest-bearing deposits, which generally represent overnight money market investments of excess cash borrowed in the commercial paper market and maintained for liquidity purposes. Cash inflows and outflows from commercial paper borrowings and most factoring receivables are presented on a net basis in the Statements of Cash Flows, as their original term is generally less than 90 days.

Other Comprehensive Income/Loss

      Other comprehensive income/loss includes unrealized gains on securitization retained interests and other investments, foreign currency translation adjustments pertaining to both the net investment in foreign operations and the related derivatives designated as hedges of such investments, and the changes in fair values of derivative instruments designated as hedges of future cash flows and minimum pension liability adjustments.

Use of Estimates

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. CIT implemented the provisions of SFAS No. 142 on October 1, 2001. Since adoption, existing goodwill is no longer amortized but instead is assessed for impairment at least annually. See Note 16-Accounting Change-Goodwill.

      In June  2001,  the  FASB  issued  SFAS No.  143,  "Accounting  for  Asset
Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. CIT is currently assessing the impact of this new standard.

      In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets and retain the requirements of SFAS 121 to recognize an impairment loss when the carrying amount of a long-lived asset can not be recovered from its undiscounted cash flows and to measure the loss based upon fair values. Because the provisions of this pronouncement with respect to individual asset impairment are consistent with our current accounting policy, the adoption of SFAS 144 is not expected to have a significant impact on our financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the above mentioned statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is not expected to have a significant impact on our financial position or results of operations.

      In July 2002, the FASB issue SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities that are initiated after December 31, 2002. SFAS 146 is not expected to have a significant impact on our financial position or results of operations.

                         CIT GROUP INC. AND SUBSIDIARIES

      On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 supercedes specialized accounting guidance in SFAS No. 72 in order to conform the accounting for certain acquisitions of Banking or Thrift institutions to SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 147 is not expected to impact CIT.

Note 2 -- Consolidating Financial Statements -- Tyco Capital Holding Inc. (TCH) (unaudited)

                                                                                    September 30, 2001 (1)
                                                               --------------------------------------------------------------
                                                                  CIT               TCH        Eliminations      Consolidated
                                                                  ---               ---        ------------      ------------
                                                           ASSETS

Financing and leasing assets:
   Finance receivables ...................................     $31,879.4         $      --      $       --        $31,879.4
   Reserve for credit losses .............................        (492.9)               --              --           (492.9)
                                                               ---------         ---------      ----------        ---------
   Net finance receivables ...............................      31,386.5                --              --         31,386.5
   Operating lease equipment, net ........................       6,402.8                --              --          6,402.8
   Finance receivables held for sale .....................       2,014.9                --              --          2,014.9
Cash and cash equivalents ................................         808.0                --              --            808.0
Goodwill, net ............................................       6,547.5                --              --          6,547.5
Receivables from Tyco affiliates .........................         200.0             362.7          (200.0)           362.7
Investment in subsidiaries ...............................            --          10,598.0       (10,598.0)              --
Other assets .............................................       3,627.3             199.6              --          3,826.9
                                                               ---------         ---------      ----------        ---------
Total Assets .............................................     $50,987.0         $11,160.3      $(10,798.0)       $51,349.3
                                                               =========         =========      ==========        =========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Debt:
   Commercial paper ......................................     $ 8,869.2         $      --      $       --        $ 8,869.2
   Variable-rate senior notes ............................       9,614.6                --              --          9,614.6
   Fixed-rate senior notes ...............................      17,113.9                --              --         17,113.9
   Subordinated fixed-rate notes .........................         100.0                --              --            100.0
                                                               ---------         ---------      ----------        ---------
Total debt ...............................................      35,697.7                --              --         35,697.7
Notes and payables to Tyco affiliates ....................           7.6           5,209.7          (200.0)         5,017.3
Credit balances of factoring clients .....................       2,392.9                --              --          2,392.9
Accrued liabilities and payables .........................       2,030.8               3.0              --          2,033.8
                                                               ---------         ---------      ----------        ---------
Total Liabilities ........................................      40,129.0           5,212.7          (200.0)        45,141.7
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust holding
   solely debentures of the Company ......................         260.0                --              --            260.0
Stockholders' Equity:
   Contributed capital ...................................      10,422.4           5,842.5       (10,422.4)         5,842.5
   Accumulated (deficit) earnings ........................         252.4             181.9          (252.4)           181.9
   Accumulated other comprehensive (loss) income .........         (76.8)            (76.8)           76.8            (76.8)
                                                               ---------         ---------      ----------        ---------
Total Stockholders' Equity ...............................      10,598.0           5,947.6       (10,598.0)         5,947.6
                                                               ---------         ---------      ----------        ---------
Total Liabilities and Stockholders' Equity ...............     $50,987.0         $11,160.3      $(10,798.0)       $51,349.3
                                                               =========         =========      ==========        =========

--------------------------------------------------------------------------------
(1) The 2001 balance sheet includes the activity of TCH. TCH was a wholly-owned subsidiary of a Tyco affiliate domiciled in Bermuda. TCH's activity was in connection with its capacity as the holding company for the acquisition of CIT by Tyco, which included an outstanding loan from and related interest expense payable to an affiliate of Tyco. Immediately prior to the IPO of CIT on July 8, 2002, the activity of TCH (accumulated net deficit) was relieved via a capital contribution from Tyco.

                         CIT GROUP INC. AND SUBSIDIARIES

                                                         For the Year Ended                       For the Nine Months Ended
                                                         September 30, 2002                           September 30, 2001
                                             -----------------------------------------      --------------------------------------
                                                CIT           TCH(1)      Consolidated         CIT         TCH(1)     Consolidated
                                                ---           ------      ------------         ---         ------     ------------
                                                             (successor)                                   (combined)
Finance income .........................     $ 4,342.8       $    --       $ 4,342.8        $3,975.3      $    --       $3,975.3
Interest expense .......................       1,439.3            --         1,439.3         1,619.8           --        1,619.8
                                             ---------       -------       ---------        --------      -------       --------
Net finance income .....................       2,903.5            --         2,903.5         2,355.5           --        2,355.5
Depreciation on operating lease
   equipment ...........................       1,241.0            --         1,241.0         1,036.7           --        1,036.7
                                             ---------       -------       ---------        --------      -------       --------
Net finance margin .....................       1,662.5            --         1,662.5         1,318.8           --        1,318.8
Provision for credit losses ............         788.3            --           788.3           332.5           --          332.5
                                             ---------       -------       ---------        --------      -------       --------
Net finance margin after provision
   for credit losses ...................         874.2            --           874.2           986.3           --          986.3
Other revenue ..........................         932.3            --           932.3           572.6           --          572.6
                                             ---------       -------       ---------        --------      -------       --------
Operating margin .......................       1,806.5            --         1,806.5         1,558.9           --        1,558.9
                                             ---------       -------       ---------        --------      -------       --------
Salaries and general operating
   expenses ............................         923.4          23.0           946.4           784.9          9.6          794.5
Inter-company interest
   expense-- TCH .......................            --         662.6           662.6              --         98.8           98.8
Goodwill impairment ....................       6,511.7            --         6,511.7              --           --             --
Goodwill amortization ..................            --            --              --            97.6           --           97.6
Acquisition related costs ..............            --            --              --            54.0           --           54.0
                                             ---------       -------       ---------        --------      -------       --------
Operating expenses .....................       7,435.1         685.6         8,120.7           936.5        108.4        1,044.9
                                             ---------       -------       ---------        --------      -------       --------
(Loss) income before provision for
   income taxes ........................      (5,628.6)       (685.6)       (6,314.2)          622.4       (108.4)         514.0
(Provision) benefit for income taxes ...        (336.1)        (37.9)         (374.0)         (280.1)        37.9         (242.2)
Minority interest in subsidiary trust
   holding solely debentures of the
   Company, after tax ..................         (10.5)           --           (10.5)           (8.5)          --           (8.5)
                                             ---------       -------       ---------        --------      -------       --------
Net (loss) income ......................     $(5,975.2)      $(723.5)      $(6,698.7)       $  333.8      $ (70.5)      $  263.3
                                             =========       =======       =========        ========      =======       ========

--------------------------------------------------------------------------------
(1) TCH was a wholly-owned subsidiary of a Tyco affiliate domiciled in Bermuda and was the holding company for the acquisition of CIT by Tyco, which included an outstanding loan from and related interest expense payable to an affiliate of Tyco. Immediately prior to the IPO of CIT on July 8, 2002, the prior activity of TCH (accumulated net deficit) was relieved via a capital contribution from Tyco. The consolidated financial statements of CIT were not impacted by TCH subsequent to June 30, 2002. The eliminating entries, including TCH's investment in CIT, are included within the TCH column.

Note 3-- Initial Public Offering and Acquisition by Tyco International Ltd.

      On July 8, 2002, our former parent, Tyco International Ltd. ("Tyco") completed a sale of 100% of CIT's outstanding common stock in an initial public offering ("IPO"). All proceeds from the IPO were collected by Tyco. Immediately prior to the offering, a restructuring was effectuated whereby our predecessor, CIT Group Inc., a Nevada corporation, was merged with and into its parent Tyco Capital Holding, Inc. ("TCH") and that combined entity was further merged with and into CIT Group Inc. (Del), a Delaware corporation. In connection with the reorganization, CIT Group Inc. (Del) was renamed CIT Group Inc. As a result of the reorganization, CIT is the successor to CIT Group Inc. (Nevada)'s business, operations, and obligations. On July 12, 2002, the underwriters of the IPO exercised a portion of their over-allotment option to purchase an additional
11.6 million shares of the Company's Common Stock from CIT at the IPO price of $23.00 per share, before underwriting discounts and commissions. CIT received the funds from this sale.

      The purchase price paid by Tyco for CIT was valued at approximately $9.5 billion. The $9.5 billion value consisted of the following: the issuance of approximately 133.0 million Tyco common shares valued at $6,650.5 million on June 1, 2001 in exchange for approximately 73% of the outstanding CIT common stock (including exchangeable shares of CIT Exchangeco, Inc.); the payment of $2,486.4 million in cash to the Dai-Ichi Kangyo Bank, Limited ("DKB") on June 1, 2001 for approximately 27% of the outstanding CIT common stock; options for Tyco common shares valued at $318.6 million issued in exchange for CIT stock options; and

                         CIT GROUP INC. AND SUBSIDIARIES

$29.2 million in acquisition-related costs incurred by Tyco. In addition, $22.3 million in acquisition-related costs incurred by Tyco were paid and have been reflected in CIT's equity as an additional capital contribution. The purchase of the CIT common stock held by DKB, which was contingent upon the satisfaction of the conditions of the merger, took place immediately prior to the closing of the merger on June 1, 2001. Additionally, Tyco made capital contributions totaling $898.3 million for the period June 2, 2001 through September 30, 2001, including a note receivable of $200.0 million paid by Tyco during the first fiscal quarter of 2002. Except for the capital contribution used to unwind the activity of TCH, there were no further capital contributions from Tyco subsequent to September 30, 2001.

      In connection with the acquisition by Tyco, CIT recorded acquired assets and liabilities at their estimated June 1, 2001 fair values. During the first six months of fiscal 2002, CIT recorded additions to goodwill of $348.6 million. Goodwill adjustments related to fair value adjustments to purchased assets and liabilities, and accruals relating to severance, facilities or other expenses incurred as a result of the purchase transaction. The accruals recorded during the six months ended March 31, 2002 related to finalizing integration and consolidation plans for the elimination of additional corporate administrative and other personnel located primarily in North America and Europe. These accruals resulted in additional purchase accounting liabilities, which also increased goodwill and deferred tax assets. The severance reserve established at the acquisition date was primarily related to corporate administrative personnel in North America. The other reserve established consisted primarily of acquisition-related costs incurred by Tyco.

      The following table summarizes purchase accounting liabilities (pre-tax) related to severance of employees and closing facilities and current year utilization that were recorded in connection with the acquisition by Tyco ($ in millions).

                                                             Severance                              Facilities
                                                ------------------------------------      -------------------------------
                                                Number of                  Number of                   Other       Total
                                                Employees     Reserve     Facilities      Reserve     Reserve     Reserve
                                                ---------     -------     ----------      -------     -------     -------
Reserves established ........................      671        $ 45.8          --           $  --      $ 55.9       $101.7
Fiscal 2001 utilization .....................     (408)        (20.2)         --              --       (51.5)       (71.7)
                                                  ----        ------         ---           -----      ------       ------
Ending balance at September 30, 2001 ........      263          25.6          --              --         4.4         30.0
Fiscal 2002 acquisition reserves ............      826          58.4          29            20.7          --         79.1
Fiscal 2002 utilization .....................     (808)        (60.8)         (5)           (6.5)       (4.4)       (71.7)
                                                  ----        ------         ---           -----      ------       ------
Balance September 30, 2002 ..................      281        $ 23.2          24           $14.2      $   --       $ 37.4
                                                  ====        ======         ===           =====      ======       ======

Note 4 -- Finance Receivables

      The following table presents the breakdown of finance receivables by loans and lease receivables ($ in millions).

                                               September 30,      September 30,
                                                   2002               2001
                                               -------------      -------------
Loans ......................................     $19,886.2          $23,590.9
Leases(1) ..................................       8,572.8            8,288.5
                                                 ---------          ---------
  Finance receivables ......................     $28,459.0          $31,879.4
                                                 =========          =========

--------------------------------------------------------------------------------

(1) Includes $2.3 billion and $2.6 billion in equipment residual values at September 30, 2002 and 2001.

      Included in lease receivables at September 30, 2002 and 2001 are leveraged leases of $1.1 billion and $1.0 billion, respectively. Leveraged leases exclude the portion funded by third party non-recourse debt payable of $3.6 billion at September 30, 2002 and $2.4 billion at September 30, 2001.

      Additionally,   at  September  30,  2002  and  2001,  finance  receivables previously securitized totaling $11.2 billion and $10.1 billion, respectively, were still managed by CIT.

                         CIT GROUP INC. AND SUBSIDIARIES

      The following table sets forth the contractual maturities of finance receivables ($ in millions).

                                                             At September 30,              At September 30,
                                                                   2002                          2001
                                                       -------------------------    --------------------------
                                                          Amount         Percent        Amount         Percent
                                                          ------         -------        ------         -------
Due within one year ...............................     $13,136.8          46.2%      $14,212.6         44.6%
Due within one to two years .......................       3,541.2          12.4         5,233.5         16.4
Due within two to four years ......................       4,375.7          15.4         4,515.2         14.2
Due after four years ..............................       7,405.3          26.0         7,918.1         24.8
                                                        ---------         -----       ---------        -----
    Total .........................................     $28,459.0         100.0%      $31,879.4        100.0%
                                                        =========         =====       =========        =====

      Non-performing assets reflect both finance receivables on non-accrual status (primarily loans that are ninety days or more delinquent) and assets received in satisfaction of loans (repossessed assets). The following table sets forth the information regarding total non-performing assets ($ in millions):

                                                                            At September 30,  At September 30,
                                                                                  2002              2001
                                                                            ----------------  ----------------
Non-accrual finance receivables .........................................       $  976.6           $851.6
Assets received in satisfaction of loans ................................          163.2            118.1
                                                                                --------           ------
  Total non-performing assets ...........................................       $1,139.8           $969.7
                                                                                --------           ------
Percentage of finance receivables .......................................           4.01%            3.04%
                                                                                ========           ======

      At September 30, 2002 and 2001, the recorded investment in loans considered for impairment totaled $1,001.2 million and $555.3 million, respectively. Loans whose estimated fair market value is less than current recorded value totaled $449.8 million and $304.1 million at September 30, 2002 and 2001, respectively, and have corresponding specific reserve for credit loss allocations of $197.4 million (or $111.7 million excluding $85.7 million relating to telecommunications) and $122.3 million included in the reserve for credit loss. The average monthly recorded investment in loans considered for impairment was $818.9 million (including $185.5 million relating to telecommunications), $409.8 million and $256.6 million for the year ended September 30, 2002, combined nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. After being classified as impaired, there was no finance income recognized on these loans because our definition of an impaired loan is linked to non-accrual classification. The amount of finance income that would have been recorded under contractual terms for impaired loans would have been $65.2 million, $46.1 million, and $38.1 million for the year ended September 30, 2002, the nine months ended September 30, 2001, and for the year ended December 31, 2000, respectively.

Note 5 -- Reserve for Credit Losses

      The following table presents changes in the reserve for credit losses ($ in millions).

                                                   Twelve               June 2           January 1          Twelve
                                                Months Ended            through           through        Months Ended
                                             September 30, 2002   September 30, 2001   June 1, 2001    December 31, 2000
                                             ------------------   ------------------   ------------    -----------------
                                                 (successor)          (successor)      (predecessor)     (predecessor)
Balance, beginning of period ..................    $492.9               $462.7            $468.5            $446.9
                                                   ------               ------            ------            ------
Provision for credit losses ...................     453.3                116.1             126.9             255.2
Provision for credit losses - specific
  reserving actions(1) ........................     335.0                   --              89.5                --
Reserves relating to dispositions,
  acquisitions, other .........................     (11.1)                 0.9             (17.2)              2.0
                                                   ------               ------            ------            ------
  Additions to the reserve for credit losses ..     777.2                117.0             199.2             257.2
                                                   ------               ------            ------            ------
Finance receivables charged-off ...............    (539.1)               (93.7)           (215.8)           (255.8)
Recoveries on finance receivables
  previously charged-off ......................      46.8                  6.9              10.8              20.2
                                                   ------               ------            ------            ------
  Net credit losses ...........................    (492.3)               (86.8)           (205.0)           (235.6)
                                                   ------               ------            ------            ------
Balance, end of period ........................    $777.8               $492.9            $462.7            $468.5
                                                   ======               ======            ======            ======
Reserve for credit losses as a percentage of
  finance receivables .........................      2.73%                1.55%             1.50%             1.40%
                                                   ======               ======            ======            ======

----------
(1) The 2002 amounts consist of reserving actions relating to telecommunications ($200.0 million) and Argentine exposures ($135.0 million), while the 2001 amount consists of a provision for under-performing loans and leases, primarily in the telecommunications portfolio.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 6 -- Operating Lease Equipment

      The following table provides an analysis of the net book value (net of accumulated depreciation of approximately $1.2 billion and $0.4 billion) of operating lease equipment by equipment type at September 30, 2002 and 2001 ($ in millions).

                                         At September 30,     At September 30,
                                               2002                 2001
                                         ----------------     ----------------
Commercial aircraft ..................       $3,005.5             $2,017.2
Railcars and locomotives .............        1,373.9              1,242.5
Communications .......................          554.5                799.5
Information technology ...............          370.3                702.1
Business aircraft ....................          341.3                359.6
Other ................................          921.9              1,281.9
                                             --------             --------
  Total ..............................       $6,567.4             $6,402.8
                                             ========             ========

      Included in the preceding table is equipment not currently subject to lease agreements of $267.3 million and $247.2 million at September 30, 2002 and 2001, respectively.

      Rental income on operating leases, which is included in finance income, totaled $1.7 billion for the year ended September 30, 2002, $1.5 billion for the nine combined months ended September 30, 2001, and $1.8 billion for the year ended December 31, 2000. The following table presents future minimum lease rentals on non-cancelable operating leases as of September 30, 2002. Excluded from this table are variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing operating lease equipment at lease expiration, all of which are components of operating lease profitability ($ in millions).

    Years Ended September 30,                                      Amount
                                                                  --------
    2003 ......................................................   $1,177.6
    2004 ......................................................      736.7
    2005 ......................................................      447.4
    2006 ......................................................      279.9
    2007 ......................................................      212.0
    Thereafter ................................................      426.0
                                                                  --------
     Total ....................................................   $3,279.6
                                                                  ========

Note 7 -- Concentrations

      The following table summarizes the geographic and industry compositions of financing and leasing portfolio assets at September 30, 2002 and 2001 ($ in millions):

                                                       At September 30, 2002           At September 30, 2001
                                                       ---------------------           ---------------------
Geographic (by obligor)                                 Amount       Percent            Amount      Percent
                                                        ------       -------            ------      -------
   North America:
   Northeast ......................................   $ 8,047.0         22.1%           $9,117.9       22.4%
   West ...........................................     6,339.1         17.4             7,561.7       18.6
   Midwest ........................................     5,941.0         16.3             6,957.3       17.0
   Southeast ......................................     4,854.1         13.3             5,505.4       13.5
   Southwest ......................................     3,932.0         10.8             4,708.1       11.6
   Canada .........................................     1,688.4          4.7             1,952.4        4.8
                                                      ---------        -----           ---------      -----
   Total North America ............................    30,801.6         84.6            35,802.8       87.9
   Other foreign ..................................     5,586.0         15.4             4,926.4       12.1
                                                      ---------        -----           ---------      -----
   Total ..........................................   $36,387.6        100.0%          $40,729.2      100.0%
                                                      =========        =====           =========      =====

                         CIT GROUP INC. AND SUBSIDIARIES

                                                       At September 30, 2002           At September 30, 2001
                                                       ---------------------           ---------------------
Industry (by obligor)                                   Amount       Percent            Amount      Percent
                                                        ------       -------            ------      -------
   Manufacturing(1) (no industry greater
   than 3.5%) ....................................... $ 7,446.2         20.5%          $ 8,442.2       20.7%
   Retail(2) ........................................   4,939.4         13.6             5,020.9       12.3
   Commercial airlines (including regional
     airlines) ......................................   4,285.3         11.8             3,412.3        8.4
   Transportation(3) ................................   2,665.8          7.3             2,675.8        6.6
   Communications(4) ................................   1,840.1          5.1             1,590.3        3.9
   Construction equipment ...........................   1,760.2          4.8             2,273.7        5.6
   Services .........................................   1,533.4          4.2             1,755.3        4.3
   Home mortgage ....................................   1,314.2          3.6             2,760.2        6.8
   Wholesaling ......................................   1,245.5          3.4             1,435.7        3.5
   Other (no industry greater than 3.1%)(5)..........   9,357.5         25.7            11,362.8       27.9
                                                      ---------        -----           ---------      -----
     Total .......................................... $36,387.6        100.0%          $40,729.2      100.0%
                                                      =========        =====           =========      =====

--------------------------------------------------------------------------------
(1) Includes manufacturers of textiles and apparel, industrial machinery and equipment, electrical and electronic equipment and other industries.

(2)   Includes retailers of apparel (5.3%) and general  merchandise  (4.4%).

(3)   Includes  rail,  bus,   over-the-road  trucking  industries  and  business
      aircraft.

(4) Includes $707.2 million and $637.7 million of telecommunication related assets at September 30, 2002 and 2001, respectively.

(5) Included in "Other" above are financing and leasing assets in the energy, power and utilities sectors, which totaled $869.2 million or 2.4% of total financing and leasing assets at September 30, 2002. This amount includes approximately $520 million in project financing and $225 million in rail cars on lease.

Note 8 -- Investments in Debt and Equity Securities

      Investments in debt and equity securities designated as available for sale totaled $1,410.4 million and $972.6 million at September 30, 2002 and 2001, respectively, and are included in other assets in the Consolidated Balance Sheets. Such investments include retained interests in commercial securitized loans of $1,039.7 million and consumer securitized loans of $274.0 million at September 30, 2002 and commercial securitized loans of $843.6 million and consumer securitized loans of $126.5 million at September 30, 2001. Retained interests include interest-only strips, retained subordinated securities, and cash reserve accounts related to securitizations as of September 30, 2002. These components were $362.2 million, $658.9 million, and $292.6 million, respectively. The carrying value of the retained interests in securitized assets is reviewed quarterly for valuation impairment. During fiscal 2002, net accretion of $97.1 million was recognized in pretax earnings, including $49.9 million of impairment charges. Unrealized gains of $25.8 million net of tax were recorded during 2002 and are reflected in stockholders' equity as a part of other comprehensive income.

      The securitization programs cover a wide range of products and collateral types with significantly different prepayment and credit risk characteristics. The prepayment speed, in the tables below, is based on Constant Prepayment Rate ("CPR") which expresses payments as a function of the declining amount of loans at a compound annual rate. Weighted average expected credit losses are expressed as annual loss rates.

      The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2002 were as follows:

                                                                          Commercial Equipment
                                                                  -------------------------------------
                                                                                      Equipment Finance     Consumer
                                                                  Specialty Finance       & Leasing        Home Equity
                                                                  -----------------   -----------------    -----------
Weighted average prepayment speed .............................         19.49%             13.65%            26.09%
Weighted average expected credit losses .......................          0.75%              1.01%             1.03%
Weighted average discount rate ................................         11.01%              9.00%            11.25%
Weighted average life (in years) ..............................          1.40               1.66              2.86

                         CIT GROUP INC. AND SUBSIDIARIES

      Key assumptions used in calculating the fair value of the retained interests in securitized assets by product type at September 30, 2002 were as follows:

                                                        Commercial Equipment                   Consumer
                                                      ------------------------     ------------------------------
                                                                     Equipment      Manufactured     Recreational
                                                      Specialty    Financing &     Housing  & Home     Vehicle &
                                                       Finance       Leasing           Equity             Boat
                                                      ---------    -----------     ---------------   ------------
Weighted average prepayment speed ..................    19.91%        12.27%           26.38%            17.87%
Weighted average expected credit losses ............     1.26%         2.44%            0.99%             0.62%
Weighted average discount rate .....................    11.39%        12.68%           12.83%            14.30%
Weighted average life (in years) ...................     1.09          1.49             3.09              3.26

The impact of 10 percent and 20 percent adverse changes to the key assumptions on the fair value of retained interests as of September 30, 2002 is shown in the following tables ($ in millions).

                                                                                              Consumer
                                                                                   ------------------------------
                                                                                     Manufactured
                                                                       Commercial     Housing &      Recreational
                                                                        Equipment    Home Equity    Vehicle & Boat
                                                                        ---------    -----------    --------------
Prepayment speed:
   10 percent adverse change .....................................       $ (8.3)       $ (8.7)          $(1.7)
   20 percent adverse change .....................................        (15.3)        (16.2)           (3.3)
Expected credit losses:
   10 percent adverse change .....................................        (16.9)         (4.6)           (1.7)
   20 percent adverse change .....................................        (33.7)         (9.2)           (3.4)
Weighted average discount rate:
   10 percent adverse change .....................................        (11.9)         (4.5)           (2.2)
   20 percent adverse change .....................................        (23.5)         (8.9)           (4.3)

      These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

      The following tables summarize static pool credit losses, which represent the sum of actual losses (life-to-date) and projected future credit losses, divided by the original balance of each pool of the respective assets for the securitizations during the periods.

                                                                 Commercial Equipment Securitizations During
                                                                 -------------------------------------------
                                                                      2002         2001            2000
                                                                      ----         ----            ----
                                                                  (successor)   (combined)     (predecessor)
Actual and projected losses at:
September 30, 2002 ..........................................        1.92%         2.87%            4.34%
September 30, 2001 ..........................................          --          1.92%            3.43%
December 31, 2000 ...........................................          --            --             1.83%


                                                                      Home Equity Securitizations During
                                                                 -------------------------------------------
                                                                      2002         2001            2000
                                                                      ----         ----            ----
                                                                  (successor)   (combined)     (predecessor)
Actual and projected losses at:
September 30, 2002 ...........................................      2.68%           --               --
September 30, 2001 ...........................................        --            --               --
December 31, 2000 ............................................        --            --               --

                         CIT GROUP INC. AND SUBSIDIARIES

      The tables that follow summarize the roll-forward of retained interest balances and certain cash flows received from and paid to securitization trusts for the twelve months ended September 30, 2002 ($ in millions).

Retained Interests                                                      Amount
------------------                                                      ------
Retained interest at September 30, 2001 ...........................   $  970.1
New sales .........................................................      792.9
Distributions from Trusts .........................................     (512.6)
Other, including net accretion, and clean-up calls ................       20.2
Unrealized gains ..................................................       43.1
                                                                      --------
Retained interest at September 30, 2002 ...........................   $1,313.7
                                                                      ========



Cash Flows During the Twelve Months Ended September 30, 2002           Amount
------------------------------------------------------------           ------
Proceeds from new securitizations .................................   $6,603.9
Other cash flows received on retained interests ...................      551.5
Servicing fees received ...........................................       72.3
Repurchases of delinquent or foreclosed assets
  and ineligible contracts ........................................     (104.7)
Purchases of contracts through clean up calls .....................     (456.9)
Reimbursable servicing advances, net ..............................      (21.9)
Guarantee draws ...................................................       (1.2)
                                                                      --------
  Total, net ......................................................   $6,643.0
                                                                      ========

      Total charge-offs for the twelve months ended September 30, 2002 and the combined nine months ended September 30, 2001, and receivables past due 60 days or more at September 30, 2002 and 2001 are set forth below, for both finance receivables and managed receivables. In addition to finance receivables, managed receivables include finance receivables previously securitized and still managed by us, but exclude operating leases and equity investments ($ in millions).

                                              Charge-offs for the                   Charge-offs for the Combined
                                    Twelve Months Ended September 30, 2002       Nine Months Ended September 30, 2001
                                  -----------------------------------------   -----------------------------------------
                                  Finance Receivables   Managed Receivables   Finance Receivables   Managed Receivables
                                  -------------------   -------------------   -------------------   -------------------
                                   Amount    Percent      Amount   Percent      Amount   Percent     Amount   Percent
                                   ------    -------      ------   -------      ------   -------     ------   -------
Commercial .....................   $445.9     1.65%       $701.6    2.71%       $243.5    1.13%      $351.6    1.87%
Consumer .......................     46.4     1.78%         78.8    1.35%         48.3    1.72%        71.5    1.04%
                                   ------                 ------                ------               ------
  Total ........................   $492.3     1.67%       $780.4    1.94%       $291.8    1.19%      $423.1    1.64%
                                   ======                 ======                ======               ======

                                              Past Due 60 Days or                         Past Due 60 Days or
                                           More at September 30, 2002                 More at September 30, 2001
                                  -----------------------------------------   -----------------------------------------
                                  Finance Receivables   Managed Receivables   Finance Receivables   Managed Receivables
                                  -------------------   -------------------   -------------------   -------------------
                                   Amount    Percent      Amount   Percent      Amount   Percent     Amount   Percent
                                   ------    -------      ------   -------      ------   -------     ------   -------
Commercial ..................... $  942.8     3.53%      $1,289.1   3.64%      $  915.7   3.18%     $1,386.6   3.63%
Consumer .......................    127.2     7.20%         249.5   4.71%         188.2   6.12%        253.2   4.32%
                                 --------                --------              --------             --------
  Total ........................ $1,070.0     3.76%      $1,538.6   3.78%      $1,103.9   3.46%     $1,639.8   3.72%
                                 ========                ========              ========             ========


Note 9 -- Debt

      The following table presents data on commercial paper borrowings ($ in millions).

                                                           At September 30,   At September 30,    At December 31,
                                                                 2002               2001               2000
                                                           ----------------   ----------------    ---------------
                                                              (successor)       (successor)       (predecessor)
Borrowings outstanding ..................................      $4,654.2           $8,869.2           $9,063.5
Weighted average interest rate ..........................          1.87%              3.37%              6.57%
Weighted average remaining days to maturity .............       37 days            31 days            37 days

                         CIT GROUP INC. AND SUBSIDIARIES

                                                For the Year Ended       For the Nine Months     For the Year Ended
                                                September 30, 2002    Ended September 30, 2001    December 31, 2000
                                                ------------------    ------------------------    -----------------
                                                    (successor)               (combined)            (predecessor)
Daily average borrowings .....................      $ 4,564.7                $10,142.5                $10,565.1
Maximum amount outstanding ...................      $10,713.5                $11,726.4                $12,868.2
Weighted average interest rate ...............           2.25%                    4.67%                    6.23%

      The consolidated weighted average interest rates on variable-rate senior notes at September 30, 2002 and September 30, 2001 were 2.31% and 3.49%, respectively. Fixed-rate senior debt outstanding at September 30, 2002 matures at various dates through 2028, with interest rates ranging from 3.25% to 8.26%. The consolidated weighted-average interest rates on fixed-rate senior debt at September 30, 2002 and 2001 were 6.82% and 6.72%, respectively. Foreign currency-denominated debt (stated in U.S. Dollars) totaled $1,627.9 million at September 30, 2002, of which $1,290.5 million was fixed-rate and $337.4 million was variable-rate debt. Foreign currency-denominated debt (stated in U.S. Dollars) totaled $1,306.1 million at September 30, 2001, of which $1,286.1 million was fixed rate and $20.0 million was variable-rate debt. The following tables present fiscal year contractual maturities and the current year high and low interest rates for total variable and fixed rate debt at September 30, 2002 and 2001 ($ in millions).

                                                                         At September 30, 2002
                                                         ---------------------------------------------------
                                                         Commercial    Variable-rate   Bank Credit               At September 30,
Variable-Rate                                               Paper      Senior Notes    Facilities     Total             2001
-------------                                            ----------    -------------   -----------  ---------    ----------------
Due in 2002 ............................................  $     --      $     --        $     --    $      --        $14,594.2
Due in 2003 (rates ranging from 1.72% to 4.55%) ........   4,654.2       3,910.3         4,037.4     12,601.9          3,889.6
Due in 2004 (rates ranging from 2.00% to 3.32%) ........        --       1,247.0              --      1,247.0               --
Due in 2005 (rates ranging from 2.61% to 2.63%) ........        --          23.4              --         23.4               --
Due in 2006 (rates ranging from 2.61% to 2.63%) ........        --          25.0              --         25.0               --
Due in 2007 and thereafter (rates ranging
 from 2.61% to 2.63%) ..................................        --         173.3              --        173.3               --
                                                          --------      --------        --------    ---------        ---------
                                                          $4,654.2      $5,379.0        $4,037.4    $14,070.6        $18,483.8
                                                          ========      ========        ========    =========        =========

                                                                                         At September 30,
                                                                                    -------------------------
Fixed-Rate                                                                             2002            2001
----------                                                                          ---------       ---------
Due in 2002 .....................................................................   $      --       $ 2,456.4
Due in 2003 (rates ranging from 4.90% to 8.25%) .................................     2,784.9         2,889.0
Due in 2004 (rates ranging from 4.41% to 7.13%) .................................     4,321.5         4,391.9
Due in 2005 (rates ranging from 5.50% to 8.26%) .................................     4,704.1         4,593.6
Due in 2006 (rates ranging from 3.25% to 6.80%) .................................     1,179.1         1,175.8
Due in 2007 (rates ranging from 5.75% to 7.38%) .................................     2,307.1            86.8
Due after 2007 (rates ranging from 5.88% to 8.25%) ..............................     3,088.7         1,620.4
                                                                                    ---------       ---------
  Total .........................................................................   $18,385.4       $17,213.9
                                                                                    =========       =========

      At September 30, 2002, there remained $10.6 billion of registered, but unissued debt securities under a shelf registration statement.

                         CIT GROUP INC. AND SUBSIDIARIES

      The following table represents information on unsecured committed lines of credit to support commercial paper borrowings at September 30, 2002 ($ in millions).

                                                                  Maturity Date for
Expiration of Commitment                                 Total      Drawn Amounts     Drawn        Available
------------------------                                 -----    -----------------   -----        ---------
March 2002(1) ......................................   $4,037.4     March 2003       $4,037.4      $     --
April 2003 .........................................      765.0     April 2003             --         765.0
July 2003 ..........................................      250.0     July 2003              --         250.0
March 2005 .........................................    3,720.0     March 2005             --       3,720.0
                                                       --------                      --------      --------
  Total credit lines ...............................   $8,772.4                      $4,037.4      $4,735.0
                                                       ========                      ========      ========

----------
(1) The facilities commitment expired in March 2002 and no additional sums may be borrowed under the facilities after that date. All sums outstanding at the time of expiration are due and payable one year after expiration, March 2003.

      The credit line agreements contain clauses that permit extensions of the commitments beyond the expiration dates upon written consent from the participating lenders. Certain foreign operations utilize local financial institutions to fund operations. At September 30, 2002, local credit facilities totaled $201.0 million, of which $169.4 million was undrawn and available.

Note 10 -- Derivative Financial Instruments

      CIT adopted SFAS 133 on January 1, 2001 and recorded a $146.5 million, net of tax, cumulative effect adjustment to Accumulated Other Comprehensive Loss, for derivatives qualifying as hedges of future cash flows, in accordance with this accounting standard. The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as hedges of future cash flows as of September 30, 2002 and 2001 are presented in the following table ($ in millions).

                                                                        Adjustment of
                                                                        Fair Value of    Income Tax   Total Unrealized
                                                                         Derivatives       Effects          Loss
                                                                         -----------     ----------   ----------------
Balance at September 30, 2001 ........................................     $102.3          $(38.9)          $ 63.4
Changes in values of derivatives qualifying as cash flow hedges ......       92.1           (35.0)            57.1
                                                                           ------          ------           ------
Balance at September 30, 2002 ........................................     $194.4          $(73.9)          $120.5
                                                                           ======          ======           ======

      The unrealized loss as of September 30, 2002, presented in the preceding table, primarily reflects our use of interest rate swaps to convert variable-rate debt to fixed-rate debt, and lower market interest rates. For the twelve months ended September 30, 2002, the ineffective portion of changes in the fair value of cash flow hedges amounted to $1.4 million and has been recorded as an increase to interest expense. Assuming no change in interest rates, $70.8 million, net of tax, of Accumulated Other Comprehensive Loss is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made. The Accumulated Other Comprehensive Loss (along with the corresponding swap liability) will be adjusted as market interest rates change over the remaining life of the swaps.

      As part of managing the exposure to changes in market interest rates, CIT, as an end-user, enters into various interest rate swap transactions, all of which are transacted in over-the-counter markets with other financial institutions acting as principal counterparties. We use derivatives for hedging purposes only, and do not enter into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and hedge accounting treatment, derivatives entered into are designated according to a hedge objective against a specific liability, including commercial paper, or a specifically underwritten debt issue. The notional amounts, rates, indices and maturities of our derivatives are required to closely match the related terms of our hedged liabilities. CIT exchanges variable-rate interest on certain debt instruments for fixed-rate amounts. These interest rate swaps are designated as cash flow hedges. We also exchange fixed-rate interest on certain of our debt for variable-rate amounts. These interest rate swaps are designated as fair value hedges.

                         CIT GROUP INC. AND SUBSIDIARIES

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position at September 30, 2002.

                                          Notional Amount
Interest Rate Swaps                         in Millions                          Comments
-------------------                         -----------                          --------
Floating to fixed-rate swaps - cash                         Effectively converts the interest rate on an equivalent
  flow hedges ...........................    $3,585.8       amount of commercial paper and variable-rate notes to a fixed rate.

Fixed to floating-rate swaps - fair                         Effectively converts the interest rate on an equivalent
  value hedges ..........................     3,479.8       amount of fixed-rate notes to a variable rate.
                                             --------
Total interest rate swaps ...............    $7,065.6
                                             ========

      Foreign exchange forward contracts or cross-currency swaps are used to convert U.S. dollar borrowings into local currency to the extent that local borrowings are not cost effective or available. We also use foreign exchange forward contracts to hedge our net investment in foreign operations.

      CIT is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative instrument. This risk is measured as the market value of interest rate swaps or foreign exchange forwards with a positive fair value, which totaled $532.7 million at September 30, 2002, reduced by the effects of master netting agreements as presented in Note 22-"Fair Values of Financial Instruments." We manage this credit risk by requiring that all derivative transactions be conducted with counterparties rated investment grade by nationally recognized rating agencies, with the majority of the counterparties rated "AA" or higher, and by setting limits on the exposure with any individual counterparty. Accordingly, counterparty credit risk at September 30, 2002 is not considered significant.

      The following table presents the maturity, notional principal amounts and the weighted average interest rates expected to be received or paid of U.S. dollar interest rate swaps at September 30, 2002 ($ in millions).

Maturity                                     Weighted Average                        Weighted Average
--------                            ---------------------------------        --------------------------------
                                          Floating to Fixed-rate                  Fixed to Floating-rate
                                    ---------------------------------        --------------------------------
Years Ending                        Notional       Receive        Pay        Notional       Receive       Pay
September 30,                        Amount         Rate         Rate         Amount         Rate        Rate
-------------                       --------       -------      -----        --------       -------      ----
2003 ............................   $1,345.4       1.81%        5.99%            11.0       7.85%        2.56%
2004 ............................      342.6       1.83%        4.75%           311.0       7.15%        3.73%
2005 ............................      357.6       1.83%        4.42%           257.8       6.92%        2.97%
2006 ............................      111.5       1.88%        4.63%              --         --           --
2007 ............................       78.9       1.91%        5.72%         1,250.0       7.38%        5.31%
2008 - Thereafter ...............    1,018.8       1.84%        6.21%         1,650.0       7.30%        3.42%
                                    --------                                 --------
  Total .........................   $3,254.8       1.83%        5.70%        $3,479.8       7.29%        4.09%
                                    ========                                 ========

      The following table presents the maturity, notional principal amounts and the weighted average interest rates expected to be received or paid of foreign currency interest rate swaps that converted floating-rate debt to fixed rate debt at September 30, 2002 ($ in million).

                                                                    Weighted Average
                                             ---------------------------------------------------------------
Foreign Currency                             Notional Amount   Received Rate    Pay Rate      Maturity Range
----------------                             ---------------   -------------    --------      --------------
Canadian Dollar ..........................        $240.6          3.00%          6.21%          2003 - 2009
Australian Dollar ........................         $75.4          5.18%          6.05%          2003 - 2006
British Pound ............................         $15.0          3.94%          5.43%                 2024

      Variable rates are based on the contractually determined rate or other market rate indices and may change significantly, affecting future cash flows.

                         CIT GROUP INC. AND SUBSIDIARIES

      The following table presents the maturity, notional principal amounts of foreign exchange forwards, and cross currency swaps at September 30, 2002 ($ in millions).

                                                 Notional Principal Amount
                                            -----------------------------------
Maturity Years Ended                        Foreign Exchange     Cross-Currency
September 30,                                   Forwards              Swaps
--------------------                        ----------------     --------------
2003 .....................................      $2,704.2             $  124.0
2004 .....................................         376.3                127.5
2005 .....................................          38.5              1,361.4
2006 .....................................          12.4                 51.2
2007 .....................................             -                 10.9
2008 - Thereafter ........................             -                 65.5
                                                --------             --------
  Total ..................................      $3,131.4             $1,740.5
                                                ========             ========

Note 11 -- Preferred Capital Securities

      In February 1997, CIT Capital Trust I (the "Trust"), a wholly-owned subsidiary of CIT, issued in a private offering $250.0 million liquidation value of 7.70% Preferred Capital Securities (the "Capital Securities"), which were subsequently registered with the Securities and Exchange Commission pursuant to an exchange offer. Each capital security was recorded at the liquidation value of $1,000. The Trust subsequently invested the offering proceeds in $250.0 million principal amount Junior Subordinated Debentures (the "Debentures") of CIT, having identical rates and payment dates. The Debentures of CIT represent the sole assets of the Trust. Holders of the Capital Securities are entitled to receive cumulative distributions at an annual rate of 7.70% through either the redemption date or maturity of the Debentures (February 15, 2027). Both the Capital Securities issued by the Trust and the Debentures of CIT owned by the Trust are redeemable in whole or in part on or after February 15, 2007 or at any time in whole upon changes in specific tax legislation, bank regulatory guidelines or securities law at the option of CIT at their liquidation value or principal amount. The securities are redeemable at a specified premium through February 15, 2007, at which time the redemption price will be at par, plus accrued interest. Distributions by the Trust are guaranteed by CIT to the extent that the Trust has funds available for distribution. CIT records distributions payable on the Capital Securities as an operating expense in the Consolidated Statements of Income. The Capital Securities were valued at $260.0 million on June 1, 2001, the date of acquisition by Tyco, in new basis accounting and the current balance reflects accretion of the premium.

Note 12 -- Other Revenue

      The following table sets forth the components of other revenue ($ in millions).

                                              Year Ended         June 2 through     January 1 through        Year Ended
                                          September 30, 2002  September 30, 2001      June 1,  2001      December 31, 2000
                                          ------------------  ------------------      ---------------    -----------------
                                              (successor)         (successor)         (predecessor)        (predecessor)
Fees and other income .................         $644.5              $212.3                $174.9              $480.9
Factoring commissions .................          165.5                50.7                  61.2               154.7
Gains on securitizations ..............          149.0                59.0                  38.7               109.5
Gains on sales of leasing equipment ...           13.6                14.2                  33.7               113.2
(Losses) gains on venture capital
  investments .........................          (40.3)               (1.1)                  7.1                53.7
Write-down of equity investments(1) ...             --                  --                 (78.1)                 --
                                                ------              ------                ------              ------
  Total ...............................         $932.3              $335.1                $237.5              $912.0
                                                ======              ======                ======              ======

----------
(1) During the period January 1 through June 1, 2001, the Company recorded write-downs of $78.1 million for certain equity investments in the telecommunications industry and e-commerce markets.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 13 -- Earnings Per Share

      Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The computation is also relevant for the quarter ended September 30, 2002, given the timing of the Initial Public Offering and is shown in addition to the annual and transition periods below. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that have an anti-dilutive effect are not included in the denominator and averaged approximately 15.6 million shares for the year ended September 30, 2002.

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented for the quarter ended September 30, 2002 ($ in millions, except per share amounts).

                                                                   Income        Shares      Per Share
                                                                 (Numerator)  (Denominator)   Amount
                                                                 -----------  -------------  --------
For the quarter  ended September 30, 2002
Basic EPS:
  Income available to common shareholders .....................     $134.7       211,573       $0.64
Effect of Dilutive Securities:
  Restricted shares ...........................................       --             122          --
  Stock options ...............................................       --              --          --
                                                                    ------       -------       -----
Diluted EPS ...................................................     $134.7       211,695       $0.64
                                                                    ======       =======       =====

      The following table summarizes the earnings per share amounts for the year ended September 30, 2002, the period June 2 through September 30, 2001, the period January 1 through June 1, 2001 and the year ended December 31, 2000, assuming that the current period shares were outstanding for all historical periods ($ in millions except per share amounts).

                                                                   Net (Loss)                         Diluted
                                                                    Income         Basic EPS            EPS
                                                                  ---------         -------           ------
Year ended September 30, 2002 (successor) ....................    $(6,698.7)        $(31.66)          $(31.66)
June 2 through September 30, 2001 (successor) ................    $   182.8         $  0.86           $  0.86
January 1 through June 1, 2001 (predecessor) .................    $    80.5         $  0.38           $  0.38
Year ended December 31, 2000 (predecessor) ...................    $   611.6         $  2.89           $  2.89

Note 14 -- Salaries and General Operating Expenses

      The following table sets forth the components of salaries and general operating expenses (excluding goodwill amortization) ($ in millions).

                                            Year Ended         June 2 through    January 1 through      Year Ended
                                        September 30, 2002   September 30, 2001     June 1, 2001    December 31, 2000
                                        ------------------   ------------------  -----------------  -----------------
                                            (successor)          (successor)       (predecessor)      (predecessor)

Salaries and employee benefits ............   $517.4                $204.7            $262.0              $ 600.7
Other operating expenses-- CIT .............   406.0                 134.2             184.0                434.5
Other operating expenses-- TCH .............    23.0                   9.6                --                   --
                                              ------                ------            ------             --------
  Total ....................................  $946.4                $348.5            $446.0             $1,035.2
                                              ======                ======            ======             ========

Note 15 -- Acquisition-Related Costs

      For the combined nine months ended September 30, 2001, acquisition-related costs of $54.0 million, consisting primarily of investment banking and other professional fees, were incurred by CIT prior to and in connection with the acquisition of CIT by Tyco.

Note 16 -- Accounting Change-Goodwill

      The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the beginning of CIT's 2002 fiscal year, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead is

                         CIT GROUP INC. AND SUBSIDIARIES
assessed for impairment at least annually. As part of the adoption, the Company allocated its existing goodwill to each of the reporting units as of October 1, 2001. Under the transition provisions of SFAS No. 142, there was no goodwill impairment as of October 1, 2001. Prior period goodwill and other intangible assets amortization (pretax) was $97.6 million for the combined nine months ended September 30, 2001 and $86.3 million for the year ended December 31, 2000.

      During the quarter ended March 31, 2002, our former parent, Tyco, experienced disruptions to its business surrounding its announced break-up plan, downgrades in its credit ratings, and a significant decline in its market capitalization. As a result of these events at Tyco, CIT also experienced credit downgrades and a disruption to our funding base and ability to access capital markets. Further, market-based information used in connection with our preliminary consideration of an initial public offering for 100% of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, management performed a Step 1 SFAS 142 impairment analysis as of March 31, 2002 and concluded that an impairment charge was required at that date.

      Management's objective in performing the Step 1 SFAS 142 analysis was to obtain relevant market-based data to calculate the fair value of each CIT reporting unit as of March 31, 2002 based on each reporting unit's projected earnings and market factors that would be used by market participants in ascribing value to each of these reporting units in the planned separation of CIT from Tyco. Management obtained relevant market data from our financial advisors regarding the range of price to earnings multiples and market discounts applicable to each reporting unit as of March 31, 2002 and applied this market data to the individual reporting unit's projected annual earnings as of March 31, 2002 to calculate a fair value of each reporting unit. The fair values were compared to the corresponding carrying value of each reporting unit at March 31, 2002, resulting in a $4.513 billion impairment charge as of March 31, 2002.

      SFAS 142 requires a second step analysis whenever the reporting unit book value exceeds its fair value. This analysis required the Company to determine the fair value of each reporting unit's individual assets and liabilities to complete the analysis of goodwill impairment as of March 31, 2002. During the quarter ended June 30, 2002 we completed this analysis for each reporting unit and determined that an additional Step 2 goodwill impairment charge of $132.0 million was required based on reporting unit level valuation data.

      Subsequent to March 31, 2002, CIT experienced credit downgrades and the business environment and other factors continued to negatively impact the expected CIT IPO proceeds. As a result, we performed both Step 1 and Step 2 analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. This analysis was based upon updated market data from our financial advisors regarding the individual reporting units, and other relevant market data at June 30, 2002 and through the period immediately following the IPO of the Company, including the total amount of the IPO proceeds. This analysis resulted in Step 1 and Step 2 incremental goodwill impairment of $1.719 billion and $148.0 million, respectively, as of June 30, 2002, which was recorded during the June quarter. Our remaining goodwill is substantially all allocated to our commercial finance segment businesses.

      The changes in the carrying amount of goodwill for the twelve months ended September 30, 2002 are as follows ($ in millions):

                                                Equipment
                                              Financing and     Specialty      Commercial     Structured
                                                 Leasing         Finance         Finance        Finance       Total
                                                 -------         -------         -------        -------       -----
Balance as of September 30, 2001 ...........    $2,070.7       $2,572.3        $1,863.1        $63.4       $6,569.5
Reclassification of intangible assets
  to other assets ..........................          --             --           (22.0)          --          (22.0)
                                               ---------      ---------       ---------       ------      ---------
Balances as of September 30, 2001
  after reclassification ...................     2,070.7        2,572.3         1,841.1         63.4        6,547.5
Goodwill adjustments related to our
  acquisition by Tyco ......................       163.8          178.0             4.1          2.7          348.6
Goodwill impairment ........................    (2,234.5)      (2,736.3)       (1,474.8)       (66.1)      (6,511.7)
                                               ---------      ---------       ---------       ------      ---------
Balance as of September 30, 2002 ...........   $      --      $    14.0       $   370.4       $   --      $   384.4
                                               =========      =========       =========       ======      =========

                         CIT GROUP INC. AND SUBSIDIARIES

      Following is a reconciliation of previously reported net income to net income excluding goodwill amortization ($ in millions):

                                            Year Ended         June 2 through    January 1 through      Year Ended
                                        September 30, 2002   September 30, 2001     June 1, 2001    December 31, 2000
                                        ------------------   ------------------  -----------------  -----------------
                                            (successor)          (successor)       (predecessor)      (predecessor)
Net (loss) income as reported .........     $(6,698.7)              $182.8            $ 80.5             $611.6
Goodwill amortization, net of tax .....            --                 59.8              32.7               75.4
                                            ---------               ------            ------             ------
Net (loss) income as adjusted .........     $(6,698.7)              $242.6            $113.2             $687.0
                                            =========               ======            ======             ======
Net (loss) income as adjusted per
  share -- basic and fully diluted ....     $  (31.66)              $ 1.15            $ 0.53             $ 3.25
                                            =========               ======            ======             ======

      Other intangible assets, net, comprised primarily of proprietary computer software and related transaction processes, totaled $17.6 million and $22.0 million at September 30, 2002 and September 30, 2001, respectively, and are included in Other Assets on the Consolidated Balance Sheets. These assets are being amortized over a five year period on a straight-line basis, resulting in an annual amortization of $4.4 million.

Note 17 -- Income Taxes

      The effective tax rate varied from the statutory federal corporate income tax rate as follows.

                                                                        Percentage of Pretax Income
                                                       --------------------------------------------------------------
                                                        Year Ended     June 2 through     January 1      Year Ended
                                                       September 30,   September 30,       through      December 31,
                                                           2002             2001        June 1, 2001        2000
                                                       -------------   --------------   ------------    ------------
                                                        (successor)     (successor)     (predecessor)   (predecessor)
Federal income tax rate .............................      35.0%            35.0%          35.0%            35.0%
Increase (decrease) due to:
Goodwill impairment .................................     (36.1)              --             --               --
Intercompany interest expense-- TCH .................      (4.2)              --             --               --
Goodwill amortization ...............................        --              6.2            7.8              3.0
Foreign income taxes ................................      (0.4)             2.2            2.2              2.0
State and local income taxes, net of
 federal income tax benefit .........................      (0.3)             2.2            2.2              1.6
Other ...............................................       0.1              0.2            2.6             (3.7)
                                                           ----             ----           ----             ----
Effective tax rate ..................................      (5.9)%           45.8%          49.8%            37.9%
                                                           ====             ====           ====             ====

      The provision for income taxes is comprised of the following ($ in millions):

                                                        Year Ended     June 2 through     January 1      Year Ended
                                                       September 30,   September 30,       through      December 31,
                                                           2002             2001        June 1, 2001        2000
                                                       -------------   --------------   ------------    ------------
                                                        (successor)     (successor)     (predecessor)   (predecessor)
Current federal income tax provision ...............       $   --         $   --          $  --            $ 31.9
Deferred federal income tax provision ..............        276.9          113.6           63.7             211.5
                                                           ------         ------          -----            ------
  Total federal income taxes .......................        276.9          113.6           63.7             243.4
Foreign income taxes ...............................         66.7           32.1           15.4             113.2
State and local income taxes .......................         30.4           11.7            5.7              24.6
                                                           ------         ------          -----            ------
  Total provision for income taxes .................       $374.0         $157.4          $84.8            $381.2
                                                           ======         ======          =====            ======

                         CIT GROUP INC. AND SUBSIDIARIES

      The tax effects of temporary differences that give rise to significant portions of the deferred federal and foreign income tax assets and liabilities are presented below.

                                                         At September 30,
                                                    ---------------------------
                                                       2002            2001
                                                    (successor)     (successor)
Assets:
Accrued liabilities and reserves ................   $   310.7       $   282.8
Net operating loss carryforwards ................       612.4           524.2
Purchase price adjustments ......................       778.8           877.9
Provision for credit losses .....................       206.2            95.5
Alternative minimum tax credits .................        85.7            85.7
Other ...........................................       267.3            83.5
                                                    ---------       ---------
  Total deferred tax assets .....................     2,261.1         1,949.6
                                                    ---------       ---------

Liabilities:
Leasing transactions ............................    (2,007.8)       (1,679.2)
Securitization transactions .....................      (419.7)         (371.4)
Market discount income ..........................       (36.2)          (35.2)
                                                    ---------       ---------
  Total deferred tax liabilities ................    (2,463.7)       (2,085.8)
                                                    ---------       ---------
Net deferred tax(liability) ...............         $  (202.6)      $  (136.2)
                                                    =========       =========

      The classification of deferred tax assets and liabilities at September 30, 2001 has been adjusted to reflect the change of certain assumptions previously made by our former parent that were changed to reflect our independent public company status.

      At September 30, 2002, the Company had net operating losses of approximately $1,559.0 million, primarily related to US Federal and state jurisdictions. Utilization of net operating losses, which begin to expire at various times starting in 2010, may be subject to certain limitations under
Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

Note 18 -- Postretirement and Other Benefit Plans

      Retirement and Postretirement Medical and Life Insurance Benefit Plans

      CIT has a number of defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. The retirement benefits under the defined benefit plans are based on the employee's age, years of benefit service and qualifying compensation. Funded plans' assets consist of marketable securities, including common stock and government and corporate debt securities. CIT's funding policy is to make contributions to the extent such contributions are tax deductible as actuarially determined. Contributions are charged to the salaries and employee benefits expense on a systematic basis over the expected average remaining service period of employees expected to receive benefits.

      The largest plan is the CIT Group Inc. Retirement Plan (the "Plan"), which accounts for 77% of the total Benefit Obligation at September 30, 2002. The Plan covers U.S. employees of CIT who have completed one year of service and have attained the age of 21. The Company also maintains a Supplemental Retirement Plan for employees whose benefit in the Retirement Plan is subject to the Internal Revenue Code limitations.

      The Plan was revised with a new "cash balance" formula which became effective January 1, 2001. Certain eligible members had the option of remaining under the Plan formula as in effect prior to January 1, 2001. Under the new formula, the member's accrued benefits as of December 31, 2000 were converted to a lump sum amount and each year thereafter the balance is to be credited with a percentage (5% to 8%) of the member's "Benefits Pay" (comprised of base salary, plus certain annual bonuses, sales incentive and commissions) depending on years of service.

                         CIT GROUP INC. AND SUBSIDIARIES

      These balances also receive annual interest credits, subject to certain government limits. For 2001, the interest credit was 7.00% and for 2002 it is 5.76%. Upon termination after five years of employment or retirement, the amount credited to a member is to be paid in a lump sum or converted into an annuity.

      CIT also provides certain health care and life insurance benefits to eligible retired employees. Salaried participants generally become eligible for retiree health care benefits after reaching age 55 with 11 years of continuous CIT service immediately prior to retirement. Generally, the medical plans pay a stated percentage of most medical expenses reduced by a deductible as well as by payments made by government programs and other group coverage. The plans are funded on a pay as you go basis.

                         CIT GROUP INC. AND SUBSIDIARIES

      The following tables set forth the change in benefit obligation, plan assets and funded status of the plans as well as the net periodic benefit cost ($ in millions). Prior periods presented have been conformed to the current year presentation, which include amounts and assumptions relating to the Plan, as well as the unfunded Supplemental Retirement Plans and various international plans.

                                                                            Retirement Benefits
                                                             ------------------------------------------------------
                                                              Year Ended      June 2 through     January 1 through
                                                             September 30,     September 30,          June 1,
                                                                 2002              2001                2001
                                                             -------------    --------------     -----------------
                                                              (successor)       (successor)        (predecessor)
Change in Benefit Obligations
Benefit obligation at beginning
  of period .............................................        $184.4            $185.2             $176.3
Service cost ............................................          12.6               4.1                5.5
Interest cost ...........................................          13.0               4.3                5.1
Actuarial loss (gain) ...................................          15.6              (1.6)               3.4
Benefits paid ...........................................          (4.2)             (1.2)              (1.2)
Plan settlements ........................................          (7.1)             (6.8)              (8.5)
Plan curtailments .......................................          (0.5)               --                 --
Plan amendments .........................................            --                --                5.5
Other ...................................................           0.6               0.4               (0.9)
                                                                 ------            ------             ------
Benefit obligation at end of period .....................        $214.4            $184.4             $185.2
                                                                 ======            ======             ======
Change in Plan Assets
Fair value of plan assets at
  beginning of period ...................................        $126.5            $145.4             $154.4
Actual return on plan assets ............................         (12.7)            (13.9)               1.0
Employer contributions ..................................          16.9               2.8                0.3
Plan settlements ........................................          (7.1)             (6.8)              (8.5)
Benefits paid ...........................................          (4.2)             (1.2)              (1.2)
Other ...................................................           0.2               0.2               (0.6)
                                                                 ------            ------             ------
Fair value of plan assets at
  end of period .........................................        $119.6            $126.5             $145.4
                                                                 ======            ======             ======
Reconciliation of Funded Status
Funded status ...........................................        $(94.8)           $(57.9)            $(39.9)
Unrecognized net loss ...................................          54.7              15.1               13.2
Unrecognized net transition obligation ..................            --                --               11.2
Unrecognized prior service cost .........................            --                --                 --
                                                                 ------            ------             ------
Prepaid (accrued) benefit cost ..........................        $(40.1)           $(42.8)            $(15.5)
                                                                 ======            ======             ======
Amounts Recognized in the Statement
  of Financial Position
Prepaid benefit cost ....................................        $   --            $   --             $  2.3
Accrued benefit liability ...............................         (75.0)            (42.8)             (24.0)
Intangible asset ........................................            --                --                3.5
Accumulated other comprehensive
  income ................................................          34.9                --                2.7
                                                                 ------            ------             ------
Net amount recognized ...................................        $(40.1)           $(42.8)            $(15.5)
                                                                 ======            ======             ======
Weighted-average Assumptions
Discount rate ...........................................          6.68%             7.40%              7.40%
Rate of compensation increase ...........................          4.22%             4.70%              4.56%
Expected return on plan assets ..........................          7.90%             9.93%              9.93%
Components of Net Periodic
  Benefit Cost
Service cost ............................................        $ 12.6            $  4.2             $  5.5
Interest cost ...........................................          13.0               4.3                5.1
Expected return on plan assets ..........................         (11.9)             (4.6)              (5.7)
Amortization of losses (gains) ..........................           0.3                --                0.4
Amortization of prior service cost ......................            --                --                0.4
                                                                 ------            ------             ------
Total net periodic expense ..............................        $ 14.0            $  3.9             $  5.7
                                                                 ======            ======             ======

                         CIT GROUP INC. AND SUBSIDIARIES

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $202.0 million, $172.7 million and $114.6 million, respectively, at September 30, 2002.

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $12.4 million, $11.9 million and $5.0 million, respectively, at September 30, 2002.

                                                                             Postretirement Benefits
                                                             -----------------------------------------------------
                                                              Year Ended      June 2 through     January 1 through
                                                             September 30,     September 30,          June 1,
                                                                 2002              2001                2001
                                                             -------------    --------------     -----------------
                                                              (successor)       (successor)        (predecessor)
Change in Benefit Obligations
Benefit obligation at beginning of period .................      $ 39.5            $ 37.0             $ 36.3
Service cost ..............................................         1.2               0.4                0.5
Interest cost .............................................         2.9               0.9                1.1
Actuarial loss ............................................         5.3               2.1                0.1
Net benefits paid .........................................        (2.2)             (0.9)              (1.0)
Plan amendments ...........................................          --                --                 --
                                                                 ------            ------             ------
Benefit obligation at end of period .......................      $ 46.7            $ 39.5             $ 37.0
                                                                 ======            ======             ======
Change in Plan Assets
Fair value of plan assets at beginning
  of period ...............................................      $   --            $   --             $   --
Benefits paid .............................................        (2.2)             (0.9)              (1.0)
Employer contributions ....................................         2.2               0.9                1.0
                                                                 ------            ------             ------
Fair value of plan assets at end of period ................      $   --            $   --             $   --
                                                                 ======            ======             ======
Reconciliation of Funded Status
Funded status .............................................      $(46.7)           $(39.5)            $(37.0)
Unrecognized net loss (gain) ..............................         5.2                --               (2.9)
Unrecognized net transition obligation ....................          --                --               11.4
                                                                 ------            ------             ------
Prepaid (accrued) benefit cost ............................      $(41.5)           $(39.5)            $(28.5)
                                                                 ======            ======             ======
Weighted-average Assumptions
Discount rate .............................................        6.75%             7.50%              7.50%
Rate of compensation increase .............................        4.25%             4.50%              4.50%
Components of Net Periodic Benefit Cost
Service cost ..............................................      $  1.2             $ 0.4             $  0.5
Interest cost .............................................         2.9               0.9                1.1
Amortization of transition obligation .....................          --                --                0.4
Amortization of gains .....................................         0.1                --                 --
                                                                 ------            ------             ------
Total net periodic expense ................................      $  4.2             $ 1.3             $  2.0
                                                                 ======            ======             ======

      For the period ended September 30, 2002, the assumed health care cost trend rates decline to an ultimate level of 5.00% in 2008 for all retirees; for the period ended September 30, 2001, 5.00% in 2008; for the period ended June 1, 2001, 5.25% in 2006; and for the period ended December 31, 2000, 5.25% in 2006.

                         CIT GROUP INC. AND SUBSIDIARIES

      Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following effects ($ in millions).

                                                                       Postretirement Benefits
                                             ------------------------------------------------------
                                              Year Ended      June 2 through     January 1 through
                                             September 30,     September 30,          June 1,
                                                 2002              2001                2001
                                             -------------    --------------     -----------------
                                              (successor)       (successor)        (predecessor)
Effect of One-percentage Point
  Increase on:
Period end benefit obligation ..............    $ 2.2             $ 1.2                $ 1.4
Total of service and interest
  cost components ..........................    $ 0.1             $ 0.1                $ 0.2
Effect of One-percentage Point
  Decrease on:
Period end benefit obligation ..............    $(2.1)            $(1.1)               $(1.3)
Total of service and interest
  cost components ..........................    $(0.1)            $(0.1)               $(0.1)

Savings Incentive Plan

      Certain employees of CIT participate in the CIT Group Savings Incentive Plan. This plan qualifies under section 401(k) of the Internal Revenue Code. CIT expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $14.5 million and $13.7 million for the year ended September 30, 2002 and the combined nine months ended September 30, 2001.

Corporate Annual Bonus Plan

      The CIT Group Bonus Plan ("Bonus Plan") is an annual bonus plan covering certain executive officers and other employees. The amount of awards depend on a variety of factors, including corporate performance and individual performance during the fiscal period for which awards are made and is subject to approval by the Compensation Committee of the Board of Directors. For the fiscal period ended September 30, 2002, expenses for the Bonus Plan amounted to $25.0 million. Certain senior executive officers received a portion of their corporate bonus in the form of restricted stock based on the closing price of CIT shares on the date of approval. Such restricted shares vest over a one-year period. Cash bonuses were also paid under a quarterly corporate bonus plan that was discontinued after the CIT IPO. The initial measurement period for the CIT Bonus Plan will be for the six months ended December 31, 2002.

Long-Term Equity Compensation Plan

      CIT sponsors a Long-Term Equity Compensation Plan (the "ECP"). The ECP allows CIT to issue to employees up to 26,000,000 shares of common stock through grants of annual incentive awards, incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units. Common stock issued under the ECP may be either authorized but unissued shares, treasury shares or any combination thereof. All options granted have 10-year terms from the original grant dates and are issued with exercise prices equal to the market value of the common stock on the date of grant. Options granted in 2002 as part of the IPO have a one to four year vesting schedule, depending on the level of the recipient in the organization.

                         CIT GROUP INC. AND SUBSIDIARIES

      Data for the stock option plans is summarized as follows.

                                                       For the Year Ended
                                                       September 30, 2002
                                                 -------------------------------
                                                                    Weighted
                                                                 Average Option
                                                   Shares        Price Per Share
                                                 ----------      ---------------
Outstanding at beginning of year                         --               --
Converted Tyco Options ......................     4,808,585           $56.20
Granted-- IPO ...............................    10,823,631           $23.00
Granted-- other .............................        52,258           $22.20
Exercised ...................................            --               --
Forfeited ...................................      (190,465)          $35.50
                                                 ----------
Outstanding at end of year ..................    15,494,009           $33.15
                                                 ==========
Options exercisable at end of year ..........     4,020,790           $59.06
                                                 ==========

      In July 2002, 10,823,631 IPO options were granted to all employees as part of a broad-based incentive program. In addition, 4,808,585 CIT options were granted in replacement of Tyco options forfeited upon the date of the CIT IPO. The conversion formula was such that the intrinsic values of the CIT options and the former Tyco options were converted at equal value as of the IPO. The CIT options that were granted to replace Tyco options will become vested and exercisable in accordance with the original grant schedules.

      The weighted average fair value of new options granted in 2002 is $5.77. The fair value of new options granted in 2002 was determined at the date of grant using the Black-Scholes option-pricing model, which assumed the following. Due to limited Company history, no forfeiture rate was used.

        Option                             Expected           Average          Expected            Risk Free
       Issuance                       Option Life Range   Dividend Yield   Volatility Range   Interest Rate Range
       --------                       -----------------   --------------   ----------------   -------------------
July, 2002 (Tyco replacement) .....     3.6-5.6 years         2.09%          32.3%-33.2%         3.43%-4.11%
July, 2002 (IPO) ..................       3-6 years           2.09%          32.3%-33.2%         3.24%-4.22%
July, 2002 (other) ................       10 years            2.09%             27.8%               5.21%
August, 2002 (other) .............        3-5 years           2.09%          32.5%-33.2%         2.47%-3.19%
August, 2002 (other) ..............       10 years            2.16%             27.8%               4.57%

      The following table summarizes information about stock options outstanding and options exercisable at September 30, 2002.

                                             Options Outstanding                      Options Exercisable
                               -----------------------------------------------   -------------------------------
         Range of                                Remaining         Weighted                          Weighted
         Exercise                Number         Contractual         Average         Number            Average
           Price               Outstanding         Life         Exercise Price    Exercisable      Exercise Price
           -----               -----------     -----------      --------------    -----------      --------------
      $ 22.20 - $ 33.30        10,747,669          9.8              $ 23.00            1,850          $ 23.00
      $ 33.31 - $ 49.96         1,722,555          8.6              $ 36.98          995,155          $ 34.87
      $ 49.97 - $ 74.95         2,795,937          6.1              $ 62.78        2,795,937          $ 62.78
      $ 74.96 - $112.44            61,152          6.5              $ 88.37           61,152          $ 88.37
      $112.45 - $168.67           166,696          5.3              $130.71          166,696          $130.71
                               ----------                                          ---------
        Totals                 15,494,009                                          4,020,790
                               ==========                                          =========

Employee Stock Purchase Plan

      In October 2002, CIT's Employee Stock Purchase Plan (the "ESPP") was effective for all employees customarily employed at least 20 hours per week. The ESPP is available to employees in the United States and to certain international employees. Under the ESPP, CIT is authorized to issue up to 1,000,000 shares of common stock to eligible employees. Employees can choose to have between 1% and 10% of their base salary withheld to

                         CIT GROUP INC. AND SUBSIDIARIES
purchase shares quarterly at a purchase price equal to 85% of the fair market value of our common stock on either the first business day or the last business day of the quarterly offering period, whichever is lower. The amount of common stock that may be purchased by a participant through the plan is generally limited to $25,000 per year. The first purchase will take place on December 31, 2002.

Restricted Stock

      In August 2002, CIT issued 204,617 restricted shares in lieu of a cash payment to certain senior executives in connection with the Bonus Plan. In addition, two outside members of the Board of Directors, who elected to receive shares in lieu of cash compensation for their retainer, were each granted 2,064 shares. All shares were issued at a fair market value of $22.20. These restricted shares vest on the first anniversary of the grant (August 2003).

      On July 2, 2002, CIT issued 316,302 restricted shares in replacement of forfeited Tyco shares. The shares were issued at market value equivalent to the canceled shares based on the closing price of Tyco shares on the day prior to the IPO ($13.75 per share). All restricted shares under this grant vest 50% on each of the second and third anniversary of the June 1, 2001 grant date, except for 179,348 shares, which vest 100% on the third anniversary date of the June 1, 2001 grant date.

      The holder of restricted stock generally has the rights of a stockholder of CIT, including the right to vote and to receive cash dividends. Restricted stock of 525,047 shares was outstanding at September 30, 2002.

Accounting for Stock-Based Compensation Plans

      CIT has elected to apply Accounting Principles Board Opinion 25 ("APB 25") rather than the optional provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). in accounting for its stock-based compensation plans. Under APB 25, CIT does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. As required by SFAS 123, CIT has determined the pro forma information as if CIT had accounted for stock options granted under the fair value method of SFAS 123. Had the compensation cost of CIT's stock-based compensation plans been determined based on the operational provisions of SFAS 123, CIT's net loss for 2002 and net loss per diluted share would have been $(6,704.4) million, or $(31.69) per share, compared to $(6,698.7) million, or $(31.66) per share, as reported.

Note 19 -- Lease Commitments

      The following table presents future minimum rentals under noncancellable long-term lease agreements for premises and equipment at September 30, 2002 ($ in millions).

Years Ended September 30,                                               Amount
-------------------------                                               ------
      2003 ......................................................      $ 67.1
      2004 ......................................................        56.7
      2005 ......................................................        49.4
      2006 ......................................................        37.9
      2007 ......................................................        32.6
      Thereafter ................................................        33.8
                                                                       ------
         Total ..................................................      $277.5
                                                                       ======

      In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to rent escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $65.1 million due in the future under noncancellable subleases.

                         CIT GROUP INC. AND SUBSIDIARIES

      Rental expense, net of sublease income on premises and equipment, was as follows ($ in millions).

                                        For the Twelve
                                         Months Ended       June 2 through     January 1 through      Years Ended
                                      September 30, 2002  September 30, 2001      June 1, 2001     December 31, 2000
                                      ------------------  ------------------      ------------     -----------------
                                          (successor)        (successor)          (predecessor)      (predecessor)
Premises                                    $38.4              $14.8                  $19.0              $47.7
Equipment                                     8.4                3.0                    3.7               11.1
Less sublease income                         (9.0)              (2.7)                  (3.4)              (5.7)
                                            -----              -----                  -----              -----
  Total                                     $37.8              $15.1                  $19.3              $53.1
                                            =====              =====                  =====              =====

Note 20 -- Legal Proceedings

      In the ordinary course of business, there are various legal proceedings pending against CIT. Management believes that the aggregate liabilities, if any, arising from such actions will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of CIT.

Note 21 -- Commitments and Contingencies

      In the normal course of meeting the financing needs of its customers, CIT enters into various credit-related commitments. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. To minimize potential credit risk, CIT generally requires collateral and other credit-related terms and conditions from the customer. At the time credit-related commitments are granted, the fair value of the underlying collateral and guarantees typically approximates or exceeds the contractual amount of the commitment. In the event a customer defaults on the underlying transaction, the maximum potential loss will generally be limited to the contractual amount outstanding less the value of all underlying collateral and guarantees.

      The   accompanying   table   summarizes   the   contractual   amounts   of
credit-related commitments ($ in millions).

                                                                                                       At
                                                                                                  September 30,
                                                               At September 30, 2002                  2001
                                                    -----------------------------------------     -------------
                                                           Due to Expire
                                                    -------------------------
                                                     Within            After          Total           Total
                                                    One Year         One Year      Outstanding     Outstanding
                                                    --------         --------      -----------     -----------
                                                                                   (successor)     (successor)
Unused commitments to extend credit:
  Financing and leasing assets ..................    $2,395.0        $273.3          $2,668.3        $2,386.8
Letters of credit and
  acceptances:
  Standby letters of credit .....................       465.3           3.7             469.0           196.5
  Other letters of credit .......................       640.2           0.7             640.9           437.8
  Acceptances ...................................         8.4            --               8.4             9.1
Guarantees ......................................       724.5            --             724.5           714.5
Venture capital fund commitments ................          --         176.6             176.6           225.2

      As of September 30, 2002, commitments to purchase commercial aircraft from both Airbus Industries and The Boeing Company totaled 82 units through 2007 at an approximate value of $3.9 billion as detailed below.

Calendar Year:                                               Amount    Number
--------------                                               ------    ------
2002 - Fourth quarter .....................................   $0.1        3
2003 ......................................................    0.8       19
2004 ......................................................    1.2       25
2005 ......................................................    1.2       25
2006 ......................................................    0.5        9
2007 ......................................................    0.1        1
                                                              ----       --
Total .....................................................   $3.9       82
                                                              ====       ==

                         CIT GROUP INC. AND SUBSIDIARIES

      The order amounts are based on current appraised values in 2002 base dollars and exclude CIT's options to purchase 10 planes ($0.6 billion). The 2002 and eleven of the 2003 units have lessees in place.

      Outstanding commitments to purchase equipment, other than the planes described above, and railcars totaled $76.3 million.

Note 22 -- Fair Values of Financial Instruments

      SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of the estimated fair value of CIT's financial instruments, excluding leasing transactions accounted for under SFAS 13. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument, assuming adequate market liquidity. Because no established trading market exists for a significant portion of CIT's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involving uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions or estimation methods may significantly affect the estimated fair values. Because of these limitations, management provides no assurance that the estimated fair values presented would necessarily be realized upon disposition or sale.

      Actual fair values in the marketplace are affected by other significant factors, such as supply and demand, investment trends and the motivations of buyers and sellers, which are not considered in the methodology used to determine the estimated fair values presented. In addition, fair value estimates are based on existing financial instruments without attempting to estimate the value of future business transactions and the value of assets and liabilities that are part of CIT's overall value but are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include customer base, operating lease equipment, premises and equipment, assets received in satisfaction of loans, and deferred tax balances. In addition, tax effects relating to the unrealized gains and losses (differences in estimated fair values and carrying values) have not been considered in these estimates and can have a significant effect on fair value estimates. The carrying amounts for cash and cash equivalents approximate fair value because they have short maturities and do not present significant credit risks. Credit-related commitments, as disclosed in Note 19-"Commitments and Contingencies", are primarily short-term floating-rate contracts whose terms and conditions are individually negotiated, taking into account the creditworthiness of the customer and the nature, accessibility and quality of the collateral and guarantees. Therefore, the fair value of credit-related commitments, if exercised, would approximate their contractual amounts.

                         CIT GROUP INC. AND SUBSIDIARIES

      Estimated fair values, recorded carrying values and various assumptions used in valuing CIT's financial instruments at September 30, 2002 and 2001 are set forth below ($ in millions).

                                                            2002                            2001
                                                 ---------------------------    ----------------------------
                                                      Asset (Liability)               Asset (Liability)
                                                 ---------------------------    ----------------------------
                                                  Carrying        Estimated       Carrying         Estimated
                                                    Value        Fair Value         Value         Fair Value
                                                 ----------      ----------     -----------       ----------
                                                         (successor)                      (successor)
Finance receivables-loans(1) ...................  $19,342.7       $19,456.2       $23,226.2        $23,683.9
Finance receivables held for sale ..............    1,019.5         1,019.5         2,014.9          2,014.9
Other assets(2) ................................    2,747.8         2,768.8         2,474.8          2,474.8
Commercial paper(3) ............................   (4,654.2)       (4,654.2)       (8,869.2)        (8,869.2)
Fixed-rate senior notes and subordinated
  fixed-rate notes(4) ..........................  (18,718.8)      (18,844.7)      (17,471.4)       (17,937.9)
Variable-rate bank credit facilities(4) ........   (4,040.0)       (4,040.0)             --               --
Variable-rate senior notes(4) ..................   (5,392.4)       (5,361.5)       (9,672.9)        (9,658.5)
Credit balances of factoring clients and
  other liabilities(4)(5) ......................   (4,682.1)       (4,682.1)       (4,024.4)        (4,024.4)
Company-obligated mandatorily redeemable
  preferred securities of
  subsidiary trust holding solely debentures
  of the Company(6) ............................     (257.7)         (262.7)         (260.0)          (260.0)
Derivative financial instruments:(7)
  Interest rate swaps, net .....................      (16.3)          (16.3)         (243.5)          (243.5)
  Cross-currency swaps, net ....................      142.2           142.2            93.0             93.0
  Foreign exchange forwards, net ...............      (43.3)          (43.3)          111.8            111.8

--------------------------------------------------------------------------------
(1) The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 4.91% to 7.52% for 2002 and 7.26% to 8.57% for 2001. The maturities used represent the average contractual maturities adjusted for prepayments. For floating-rate loans that reprice frequently and have no significant change in credit quality, fair value approximates carrying value. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $8.3 billion in 2002 and $8.2 billion in 2001.

(2) Other assets subject to fair value disclosure include accrued interest receivable, retained interests in securitizations and investment
      securities.   The   carrying   amount  of  accrued   interest   receivable
      approximates fair value. Investment securities actively traded in a secondary market were valued using quoted available market prices. Investments not actively traded in a secondary market include our venture capital portfolio with a book value that reflects both realized losses and unrealized losses that are other than temporary. The carrying value of other assets not subject to fair value disclosure totaled $2,035.8 at September 30, 2002 and $1,352.1 million at September 30, 2001.

(3) The estimated fair value of commercial paper approximates carrying value due to the relatively short maturities.

(4) The carrying value of fixed-rate senior notes and subordinated fixed-rate notes includes $333.4 million and $257.5 million of accrued interest at September 30, 2002 and 2001, respectively. The variable-rate bank credit facilities include $2.6 million of accrued interest at September 30, 2002. The variable-rate senior notes include $13.4 million and $58.3 million of accrued interest at September 30, 2002 and 2001, respectively. These amounts are excluded from the other liabilities balances in this table. Fixed-rate notes were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 2.23% to 7.61% in 2002 and 2.59% to 5.89% in 2001.

(5) The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Other liabilities include accrued liabilities and deferred federal income taxes. Accrued liabilities and payables with no stated maturities have an estimated fair value that approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $207.5 million in 2002 and $86.5 million in 2001.

(6) Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely debentures of the Company were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar issuances at the end of the year.

(7) CIT enters into derivative financial instruments for hedging purposes only. The estimated fair values are obtained from dealer quotes and represent the net amount receivable or payable to terminate the agreement, taking into account current market interest rates and counter-party credit risk. See Note 10-"Derivative Financial Instruments" for notional principal amounts associated with the instruments.

Note 23 -- Certain Relationships and Related Transactions

      On September 30, 2002, certain subsidiaries of Tyco sold receivables totaling $350.0 million to CIT in a factoring transaction. At various times during the year ended September 30, 2002 CIT and Tyco engaged in similar factoring transactions, the highest amount of which was $384.4 million.

                         CIT GROUP INC. AND SUBSIDIARIES

      We have entered into a number of equipment loans and leases with affiliates of Tyco. Lease terms generally range from 3 to 12 years. Tyco has guaranteed payment and performance obligations under each loan and lease agreement. At September 30, 2002, the aggregate amount outstanding under these equipment loans and leases was approximately $29.3 million.

      On May 1,  2002,  CIT  assumed  a  third-party  corporate  aircraft  lease obligation from Tyco. The assumed lease obligation is approximately $16.0 million and extends for 134 months beginning on May 1, 2002. Prior to Tyco's acquisition of the Company, CIT had an agreement to purchase this aircraft directly from the previous owner.

      On September 30, 2001, CIT sold at net book value certain international subsidiaries to a non-U.S. subsidiary of Tyco. As a result of this sale, there were receivables from affiliates totaling $1,440.9 million, representing the debt investment in these subsidiaries. CIT charged arm's length, market-based interest rates on these receivables, and recorded $19.0 million of interest income, as an offset to interest expense, related to those notes for the quarter ended December 31, 2001. A note receivable issued at the time of this transaction of approximately $295 million was collected.

      Following Tyco's announcement on January 22, 2002 that it planned to separate into four independent, publicly traded companies, CIT repurchased at net book value the international subsidiaries on February 11, 2002. In conjunction with this repurchase, the receivables from affiliates of $1,588.1 million at December 31, 2001 was satisfied.

      While CIT was an indirect subsidiary of Tyco, certain of CIT's expenses, such as third party consulting and legal fees, were paid by Tyco and billed to CIT. The payables were subsequently satisfied.

      CIT is a partner with Dell Computer Corporation ("Dell") in Dell Financial Services L.P. ("DFS"), a joint venture which offers Dell customers financing services. The joint venture provides Dell with financing and leasing capabilities that are complementary to its product offerings and provides CIT with a steady source of new financings. CIT regularly purchases finance receivables from DFS at a premium, a portion of which are normally securitized within 90 days of purchase from DFS. CIT has recourse back to DFS on delinquent contracts. In accordance with the joint venture agreement, net income generated by DFS is allocated 70% to Dell and 30% to CIT, after CIT has recovered any cumulative losses. Any losses generated by DFS are allocated to CIT. DFS is not consolidated in CIT's financial statements and is accounted for under the equity method. Financing and leasing assets and managed assets related to receivables originated by DFS were $1.5 billion and $3.3 billion at September 30, 2002, and $1.4 billion and $3.2 billion at September 30, 2001.

      CIT also has a joint venture arrangement with Snap-on Incorporated ("Snap-on") that has a similar business purpose and model to the DFS arrangement described above, including credit recourse on delinquent receivables. In accordance with the joint venture agreement, net income / loss is allocated 50% to CIT and 50% to Snap-on. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT's financial statements. The related financing and leasing assets and managed assets were $0.9 billion and $1.0 billion at September 30, 2002, and $0.8 billion and $0.9 billion at September 30, 2001.

Note 24 -- Business Segment Information

Management's Policy in Identifying Reportable Segments

      CIT's reportable segments are comprised of strategic business units aggregated into segments based upon the commonality of their products, customers, distribution methods, operations and servicing, and the nature of their regulatory environment.

Types of Products and Services

      CIT  has  four  reportable  segments:  Equipment  Financing  and  Leasing,
Specialty Finance, Commercial Finance and Structured Finance. Equipment Financing and Leasing, Specialty Finance and Structured Finance offer secured lending and leasing products to midsize and larger companies across a variety of industries,

                         CIT GROUP INC. AND SUBSIDIARIES
including aerospace, construction, rail, machine tool, business aircraft, technology, manufacturing and transportation. The Commercial Finance segment offers secured lending and receivables collection as well as other financial products to small and midsize companies. These include secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, debtor-in-possession and turnaround financing. The Specialty Finance segment also offers home equity products to consumers primarily through a network of brokers and correspondents. The Specialty Finance segment resulted from the combination of the former Vendor Technology Finance and Consumer segments in fiscal 2001, consistent with how activities are reported internally to management since June 30, 2001. CIT has reclassified comparative prior period information to reflect this change. Also in fiscal 2001, CIT transferred financing and leasing assets from Equipment Financing to Specialty Finance. Prior year segment balances have not been restated to conform to the current year asset transfers as it is impractical to do so.

Segment Profit and Assets

      Because CIT generates a majority of its revenue from interest, fees and asset sales, management relies primarily on operating revenues to assess the performance of the segment. CIT also evaluates segment performance based on profit after income taxes, as well as asset growth, credit risk management and other factors.

      The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement totals and the consolidated managed asset totals at or for the year ended September 30, 2002, at or for the combined nine months ended September 30, 2001 and at or for the year ended December 31, 2000. The results presented are based upon a fixed leverage ratio across business units and the allocation of most of the corporate expenses. The additional borrowing costs resulting from the disruption to our funding base was not allocated to business segments. Corporate and Other includes the telecommunication and Argentine reserving actions in fiscal 2002, and other portfolio write-downs recorded in conjunction with the Tyco acquisition in fiscal 2001, as well as goodwill impairment charges (2002) and goodwill amortization (2001 and 2000). Corporate and Other also includes the results of the Equity Investment/Venture Capital business for all periods shown ($ in millions).

                                      Equipment                                               Corporate
                                      Financing   Specialty  Commercial Structured   Total        and
                                      & Leasing    Finance    Finance    Finance    Segments     Other     Consolidated
                                      ---------    -------    -------    -------    --------     -----     ------------
September 30, 2002
  (successor)
Operating margin .................   $   563.6   $   932.1   $  474.9   $  132.8   $ 2,103.4  $  (296.9)    $ 1,806.5
Income taxes .....................       123.9       214.4      121.9       40.0       500.2     (126.2)        374.0
Net income .......................       202.0       349.8      198.9       65.2       815.9   (7,514.6)     (6,698.7)
Total financing and leasing assets    14,267.2    10,119.4    8,910.2    3,090.8    36,387.6         --      36,387.6
Total managed assets .............    18,651.3    16,970.0    8,910.2    3,090.8    47,622.3         --      47,622.3
September 30, 2001
  (combined)
Operating margin .................   $   552.3   $   649.4   $  343.2   $   36.0   $ 1,580.9  $   (22.0)    $ 1,558.9
Income taxes .....................       111.1       119.7       86.3       26.0       343.1     (100.9)        242.2
Net income .......................       215.1       196.7      134.8       45.8       592.4     (329.1)        263.3
Total financing and leasing assets    16,109.1    12,791.1    8,657.1    3,171.9    40,729.2         --      40,729.2
Total managed assets .............    20,573.9    18,474.2    8,657.1    3,171.9    50,877.1         --      50,877.1
December 31, 2000
  (predecessor)
Operating margin .................   $   897.7   $   668.3   $  449.8   $  128.8   $ 2,144.6  $   (18.4)    $ 2,126.2
Income taxes .....................       147.3       139.9      109.2       35.9       432.3      (51.1)        381.2
Net income .......................       287.8       222.2      161.8       65.4       737.2     (125.6)        611.6
Total financing and leasing assets    20,078.0    13,321.0    7,693.7    2,691.9    43,784.6         --      43,784.6
Total managed assets .............    26,465.2    18,050.1    7,693.7    2,691.9    54,900.9         --      54,900.9

      Finance income and other revenues derived from United States based financing and leasing assets were $4,284.8 million, $3,718.7 million, and $5,215.6 million for the year ended September 30, 2002, the combined nine months ended September 30, 2001 and the year ending December 31, 2000, respectively. Finance income and other revenues derived from foreign based financing and leasing assets were $990.3 million, $829.2 million, and $944.8 million for the year ended September 30, 2002, the combined nine months ended September 30, 2001 and the year ending December 31, 2000, respectively.

                         CIT GROUP INC. AND SUBSIDIARIES

      Note 25 -- Summarized Financial Information of Subsidiaries (Unaudited)

      The following presents condensed consolidating financial information for CIT Holdings LLC and its wholly-owned subsidiary, Capita Corporation (formerly AT&T Capital Corporation). CIT has guaranteed on a full and unconditional basis the existing registered debt securities and certain other indebtedness of these subsidiaries. Therefore, CIT has not presented related financial statements or other information for these subsidiaries on a stand-alone basis ($ in millions).

                          CONSOLIDATING BALANCE SHEET
                               September 30, 2002
                                  (successor)

                                                                          CIT
                                                 CIT        Capita     Holdings      Other
                                             Group Inc.   Corporation     LLC     Subsidiaries   Eliminations     Total
                                             ----------   -----------  --------   ------------   ------------     -----
($ in millions)
                                                             ASSETS
Net finance receivables ..............      $    864.3    $2,504.8   $   893.5     $23,418.6      $      --    $27,681.2
Operating lease equipment, net .......              --       797.2       185.3       5,584.9             --      6,567.4
Assets held for sale .................              --       156.7        47.7         815.1             --      1,019.5
Cash and cash equivalents ............         1,737.8       225.8       330.3         (19.5)            --      2,274.4
Other assets .........................         4,855.0       444.4       452.5       4,173.9       (4,757.8)     5,168.0
                                            ----------    --------   ---------     ---------      ---------    ---------
  Total Assets .......................      $  7,457.1    $4,128.9   $ 1,909.3     $33,973.0      $(4,757.8)   $42,710.5
                                            ==========    ========   =========     =========      =========    =========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Debt .................................      $ 28,409.3    $1,858.0   $ 2,147.6       $  41.1      $      --    $32,456.0
Credit balances of factoring clients .              --          --          --       2,513.8             --      2,513.8
Other liabilities ....................       (25,710.0)    1,785.1    (1,342.5)     27,992.6             --      2,725.2
                                            ----------    --------   ---------     ---------      ---------    ---------
  Total Liabilities ..................         2,699.3     3,643.1       805.1      30,547.5             --     37,695.0
Preferred securities .................              --          --          --         257.7             --        257.7
Equity ...............................         4,757.8       485.8     1,104.2       3,167.8       (4,757.8)     4,757.8
                                            ----------    --------   ---------     ---------      ---------    ---------
  Total Liabilities and
    Stockholders' Equity .............      $  7,457.1    $4,128.9   $ 1,909.3     $33,973.0      $(4,757.8)   $42,710.5
                                            ==========    ========   =========     =========      =========    =========

                         CIT GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEET
                               September 30, 2001
                                   (successor)

                                                                          CIT
                                                 CIT        Capita     Holdings      Other
                                             Group Inc.   Corporation     LLC     Subsidiaries   Eliminations     Total
                                             ----------   -----------  --------   ------------   ------------     -----
($ in millions)
                                                             ASSETS
Net finance receivables ..............      $  1,834.6    $3,074.4   $ 1,506.1     $24,971.4      $      --    $31,386.5
Operating lease equipment, net .......              --     1,203.2       273.4       4,926.2             --      6,402.8
Assets held for sale .................              --        32.9       157.5       1,824.5             --      2,014.9
Cash and cash equivalents ............           440.0       107.0         4.2         256.8             --        808.0
Other assets .........................         5,499.8       291.4       302.8      10,590.7       (5,947.6)    10,737.1
                                            ----------    --------   ---------     ---------      ---------    ---------
  Total Assets .......................      $  7,774.4    $4,708.9   $ 2,244.0     $42,569.6      $(5,947.6)   $51,349.3
                                            ==========    ========   =========     =========      =========    =========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Debt .................................      $ 30,218.0    $2,879.2   $ 1,972.3     $   628.2      $      --    $35,697.7
Credit balances of factoring clients .              --          --          --       2,392.9             --      2,392.9
Other liabilities ....................       (28,391.2)    1,275.7    (1,656.1)     35,822.7             --      7,051.1
                                            ----------    --------   ---------     ---------      ---------    ---------
  Total Liabilities ..................         1,826.8     4,154.9       316.2      38,843.8             --     45,141.7
Preferred securities .................              --          --          --         260.0             --        260.0
Equity ...............................         5,947.6       554.0     1,927.8       3,465.8       (5,947.6)     5,947.6
                                            ----------    --------   ---------     ---------      ---------    ---------
  Total Liabilities and
    Stockholders' Equity .............      $  7,774.4    $4,708.9   $ 2,244.0     $42,569.6      $(5,947.6)   $51,349.3
                                            ==========    ========   =========     =========      =========    =========

                         CIT GROUP INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENT OF INCOME
                         Year Ended September 30, 2002
                                  (successor)

                                                                          CIT
                                                 CIT        Capita     Holdings      Other
                                             Group Inc.   Corporation     LLC     Subsidiaries   Eliminations     Total
                                             ----------   -----------  --------   ------------   ------------     -----
($ in millions)
Finance income ............................  $   200.4    $1,050.1      $233.2      $2,859.1         $   --    $ 4,342.8
Interest expense ..........................       (3.7)      401.3         4.8       1,036.9             --      1,439.3
                                             ---------    --------      ------      --------         ------    ---------
Net finance income ........................      204.1       648.8       228.4       1,822.2             --      2,903.5
Depreciation on operating lease equipment .         --       503.0       105.5         632.5             --      1,241.0
                                             ---------    --------      ------      --------         ------    ---------
Net finance margin ........................      204.1       145.8       122.9       1,189.7             --      1,662.5
Provision for credit losses ...............      308.3       197.9        24.9         257.2             --        788.3
                                             ---------    --------      ------      --------         ------    ---------
Net finance margin, after provision for
  credit losses ...........................     (104.2)      (52.1)       98.0         932.5             --        874.2
Equity in net income of subsidiaries ......      (77.8)         --          --            --           77.8           --
Other revenue .............................       20.7       124.0        93.0         694.6             --        932.3
                                             ---------    --------      ------      --------         ------    ---------
Operating margin ..........................     (161.3)       71.9       191.0       1,627.1           77.8      1,806.5
Operating expenses ........................    6,588.0       188.7        65.9       1,278.1             --      8,120.7
                                             ---------    --------      ------      --------         ------    ---------
Income before provision for income taxes ..   (6,749.3)     (116.8)      125.1         349.0           77.8     (6,314.2)
(Benefit) Provision for income taxes ......      (50.6)      (60.0)       54.4         430.2             --        374.0
Minority interest, after tax ..............         --          --          --         (10.5)            --        (10.5)
                                             ---------    --------      ------      --------         ------    ---------
Net income ................................  $(6,698.7)   $  (56.8)     $ 70.7      $  (91.7)        $ 77.8    $(6,698.7)
                                             =========    ========      ======      ========         ======    =========

                         CIT GROUP INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENT OF INCOME
                      Nine Months Ended September 30, 2001
                                   (combined)

                                                                          CIT
                                                 CIT        Capita     Holdings      Other
                                             Group Inc.   Corporation     LLC     Subsidiaries   Eliminations     Total
                                             ----------   -----------  --------   ------------   ------------     -----
($ in millions)
Finance income .............................    $226.4      $998.0      $219.1      $2,531.8        $    --     $3,975.3
Interest expense ...........................     178.9       305.4        23.1       1,112.4             --      1,619.8
                                                ------      ------      ------      --------        -------     --------
Net finance income .........................      47.5       692.6       196.0       1,419.4             --      2,355.5
Depreciation on operating lease equipment ..        --       460.5       103.4         472.8             --      1,036.7
                                                ------      ------      ------      --------        -------     --------
Net finance margin .........................      47.5       232.1        92.6         946.6             --      1,318.8
Provision for credit losses ................      54.7        88.9        15.1         173.8             --        332.5
                                                ------      ------      ------      --------        -------     --------
Net finance margin after provision
  for credit losses ........................      (7.2)      143.2        77.5         772.8             --        986.3
Equity in net income of subsidiaries .......     527.8          --          --            --         (527.8)          --
Other revenue ..............................     (80.6)       67.6        68.1         517.5             --        572.6
                                                ------      ------      ------      --------        -------     --------
Operating margin ...........................     440.0       210.8       145.6       1,290.3         (527.8)     1,558.9
Operating expenses .........................     216.9       160.0        78.4         589.6             --      1,044.9
                                                ------      ------      ------      --------        -------     --------
Income before provision for income taxes ...     223.1        50.8        67.2         700.7         (527.8)       514.0
Provision for income taxes .................     (40.2)       19.3        25.5         237.6             --        242.2
Minority interest, after tax ...............        --          --          --          (8.5)            --         (8.5)
                                                ------      ------      ------      --------        -------     --------
Net income .................................    $263.3      $ 31.5      $ 41.7      $  454.6        $(527.8)    $  263.3
                                                ======      ======      ======      ========        =======     ========

                         CIT GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year Ended September 30, 2002
                                   (successor)

                                                                          CIT
                                                 CIT        Capita     Holdings      Other
                                             Group Inc.   Corporation     LLC     Subsidiaries   Eliminations     Total
                                             ----------   -----------  --------   ------------   ------------     -----
($ in millions)
Cash Flows From Operating Activities:
Net cash flows provided by (used for)
  operations ..............................  $   401.0   $  (283.7)    $(693.8)    $ 1,936.1        $    --    $ 1,359.6
                                             ---------   ---------     -------     ---------        -------    ---------
Cash Flows From Investing Activities:
Net increase in financing and
  leasing assets ..........................      662.0       211.9       721.3         779.0             --      2,374.2
Decrease in intercompany loans
  and investments .........................      865.4          --          --            --         (865.4)          --
Other .....................................         --          --          --         (52.5)            --        (52.5)
                                             ---------   ---------     -------     ---------        -------    ---------
Net cash flows provided by investing
  activities ..............................    1,527.4       211.9       721.3         726.5         (865.4)     2,321.7
                                             ---------   ---------     -------     ---------        -------    ---------
Cash Flows From Financing Activities:
Net increase (decrease)  in debt ..........   (1,808.7)   (1,021.2)      175.3        (774.7)            --     (3,429.3)
Intercompany financing ....................         --     1,211.8       123.3      (2,200.5)         865.4           --
Capital contributions from Tyco ...........      923.5          --          --            --             --        923.5
Cash dividends paid .......................         --          --          --            --             --           --
Issuance of common stock ..................      254.6          --          --            --             --        254.6
                                             ---------   ---------     -------     ---------        -------    ---------
Net cash flows (used for) provided by
  financing activities ....................     (630.6)      190.6       298.6      (2,975.2)         865.4     (2,251.2)
                                             ---------   ---------     -------     ---------        -------    ---------
Net increase (decrease) in cash
  and cash equivalents ....................    1,297.8       118.8       326.1        (312.6)            --      1,430.1
Exchange rate impact on cash . ............         --          --          --          36.3             --         36.3
Cash and cash equivalents, beginning
  of period ...............................      440.0       107.0         4.2         256.8             --        808.0
                                             ---------   ---------     -------     ---------        -------    ---------
Cash and cash equivalents, end of
  period ..................................  $ 1,737.8   $   225.8     $ 330.3     $   (19.5)       $    --    $ 2,274.4
                                             =========   =========     =======     =========        =======    =========

                         CIT GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30, 2001
                                   (combined)

                                                                          CIT
                                                 CIT        Capita     Holdings      Other
                                             Group Inc.   Corporation     LLC     Subsidiaries   Eliminations     Total
($ in millions)                              ----------   -----------  --------   ------------   ------------     -----
Cash Flows From Operating Activities:
Net cash flows (used for)  provided by
  operations .............................   $   (48.9)  $   275.1     $ 128.4       $ 672.5      $      --    $ 1,027.1
                                             ---------   ---------     -------       -------      ---------    ---------
Cash Flows From Investing Activities:
Net increase (decrease) in financing
  and leasing assets .....................       335.0       440.4       (36.7)        275.5             --      1,014.2
Decrease in intercompany loans
  and investments ........................    (2,228.2)         --          --            --        2,228.2           --
Other ....................................          --          --          --         (21.2)            --        (21.2)
                                             ---------   ---------     -------       -------      ---------    ---------
Net cash flows (used for) provided
  by investing activities ................    (1,893.2)      440.4       (36.7)        254.3        2,228.2        993.0
                                             ---------   ---------     -------       -------      ---------    ---------
Cash Flows From Financing Activities:
Net increase (decrease) in debt ..........       586.6    (2,872.5)     (247.4)       (213.3)            --     (2,746.6)
Intercompany financing ...................          --     2,134.7       240.6        (147.1)      (2,228.2)          --
Capital contributions ....................       675.0          --          --          70.5             --        745.5
Cash dividends paid ......................          --          --          --         (52.9)            --        (52.9)
Issuance of treasury stock ...............          --          --          --          27.6             --         27.6
                                             ---------   ---------     -------       -------      ---------    ---------
Net cash flows provided by (used for)
  financing activities ...................     1,261.6      (737.8)       (6.8)       (315.2)      (2,228.2)    (2,026.4)
                                             ---------   ---------     -------       -------      ---------    ---------
Net (decrease) increase in cash and
  cash equivalents .......................      (680.5)      (22.3)       84.9         611.6             --         (6.3)
Exchange rate impact on cash .............          --          --          --           2.2             --          2.2
Cash and cash equivalents, beginning
  of period ..............................     1,120.5       129.3       (80.7)       (357.0)            --        812.1
                                             ---------   ---------     -------       -------      ---------    ---------
Cash and cash equivalents, end of
  period .................................   $   440.0   $   107.0     $   4.2       $ 256.8      $      --    $   808.0
                                             =========   =========     =======       =======      =========    =========

Note 26 -- Selected Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data are presented below. The second quarter of 2001 includes predecessor operations through June 1, 2001 and successor operations for June 2 through June 30, 2001 ($ in millions).

                                                               Year Ended September 30, 2002
                                                 ---------------------------------------------------------
                                                  First         Second             Third           Fourth
                                                 Quarter        Quarter           Quarter          Quarter
                                                 -------        -------           -------          -------
Net finance margin ...........................   $487.5       $   448.2         $   356.0           $370.8
Provision for credit losses ..................    112.9           195.0             357.7            122.7
Other revenue ................................    245.1           232.1             246.1            209.0
Salaries and general operating expenses ......    238.7           234.2             237.9            235.6
Intercompany interest expense -- TCH .........     76.3           305.0             281.3               --
Goodwill impairment ..........................       --         4,512.7           1,999.0
Provision for income taxes ...................    118.2            50.4             121.3             84.1
Minority interest in subsidiary trust
  holding solely debentures
  of the Company, after tax ..................      2.4             2.7               2.7              2.7
Net income (loss) ............................   $184.1       $(4,619.7)        $(2,397.8)          $134.7
Net income (loss) per diluted share(1) .......   $ 0.87       $  (21.84)        $  (11.33)          $ 0.64

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                              Nine Months Ended
                                                                             September 30, 2001
                                                                ---------------------------------------------
                                                                    First          Second            Third
                                                                   Quarter         Quarter          Quarter
                                                                -------------    ----------       -----------
                                                                (predecessor)    (combined)       (successor)
Net finance margin ...........................................      $404.7          $429.4          $484.7
Provision for credit losses ..................................        68.3           166.7            97.5
Other revenue ................................................       211.6           121.8           239.2
Salaries and general operating expenses ......................       263.5           267.9           263.1
Goodwill amortization ........................................        22.5            29.7            45.4
Intercompany interest expense -- TCH .........................          --            25.0            73.8
Acquisition-related costs ....................................          --            54.0              --
Provision for income taxes ...................................        99.0            30.5           112.7
Minority interest in subsidiary trust holding solely
  debentures of the Company, after tax .......................         2.9             2.8             2.8
Net income (loss) ............................................      $160.1         $ (25.4)         $128.6
Net income (loss) per diluted share(1) .......................      $ 0.75         $ (0.12)         $ 0.61

--------------------------------------------------------------------------------
(1) Per share calculations assume that current period shares are outstanding for all periods shown.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Prior to Tyco's acquisition of CIT, the independent auditor for CIT Group Inc. (fomerly The CIT Group, Inc.) was KPMG LLP. The independent accountants for Tyco were PricewaterhouseCoopers LLP ("PwC"). On June 1, 2001, in connection with the acquisition, Tyco and CIT jointly determined that CIT would terminate its audit engagement with KPMG LLP and enter into an audit engagement with PwC, in order to facilitate the auditing of Tyco's Consolidated Financial Statements. CIT's Board of Directors approved the appointment of PwC as the independent accountants for CIT.

      In connection with the audit of the year ended December 31, 2000, and the subsequent interim period through June 1, 2001, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

      The audit report of KPMG LLP on the Consolidated Financial Statements of CIT Group Inc. and subsidiaries as of and for the year ended December 31, 2000, did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

Item 10. Directors and Executive Offices of the Registrant.

Directors

      The following table sets forth information concerning CIT's six directors, including information as to each director's age as of December 1, 2002 and business experience during the past five years. This information was provided to CIT by the directors. CIT knows of no family relationship among the directors. Certain directors are also directors or trustees of privately held businesses or not-for-profit entities that are not referred to below.

Name                     Age                         Position
----                     ---  -------------------------------------------------
Albert R. Gamper, Jr. ..  60   Chairman, President & Chief Executive Officer of
                                 CIT
John S. Chen ...........  46   Chairman, President and Chief Executive Officer
                                 of Sybase, Inc.
William A. Farlinger ...  73   Chairman of Ontario Power Generation Inc.
Hon. Thomas H. Kean ....  67   President, Drew University and Former Governor
                                 of New Jersey
Edward J. Kelly, III ...  49   President and Chief Executive Officer, Mercantile
                                 Bankshares Corporation.
Peter J. Tobin .........  58   Dean, Peter J. Tobin College of Business, St.
                                 John's University

      ALBERT R. GAMPER, JR. has served as Chairman, President and Chief Executive Officer since July 1, 2002, as President and Chief Executive Officer from June 2001 to June 2002, as Chairman, President and Chief Executive Officer from January 2000 to May 2001, as President and Chief Executive Officer from December 1989 to January 2000 and as a Director since May 1984. From May 1987 to December 1989, Mr. Gamper served as Chairman and Chief Executive Officer. Prior to December 1989, Mr. Gamper also held a number of executive positions at Manufacturers Hanover Corporation, a prior owner of CIT, where he had been employed since 1962. Mr. Gamper is a director of Public Service Enterprise Group Incorporated, Chairman of the Board of Directors of St. Barnabas Corporation and a member of the Board of Trustees of Rutgers University.

      JOHN S. CHEN has served as a Director of CIT since July 1, 2002, and previously from October 2000 to June 1, 2001. Mr. Chen has served as Chairman, President and Chief Executive Officer of Sybase, Inc., a software developer, since August 1997. From 1991 to 1997, Mr. Chen served in a variety of positions with Siemens Nixdorf and with Pyramid Technology Corporation, which was acquired by Siemens Nixdorf in 1995, including as Executive Vice President of Pyramid in 1991, as President and Chief Operating Officer and a director of Pyramid in 1993 and as President and Chief Executive Officer of Siemens Nixdorf's Open Enterprise Computing Division in 1996. Mr. Chen is also a director of Sybase, Inc.

      WILLIAM A. FARLINGER has served as a Director of CIT since July 1, 2002, and previously from November 1999 to June 1, 2001. Mr. Farlinger has served as Chairman of Ontario Power Generation Inc. (formerly Ontario Hydro) since November 1995, including as Chairman, President and Chief Executive Officer from August 1997 to March 1998. Prior to joining Ontario Hydro, Mr. Farlinger spent his entire business career with the accounting and management consulting firm of Ernst & Young, Canada, including serving as Chairman and Chief Executive Officer from 1987 to 1994. Mr. Farlinger is also a director of Laidlaw Inc.

      HON. THOMAS H. KEAN has served as a Director of CIT since July 1, 2002, and previously from November 1999 to June 1, 2001. Mr. Kean has served as President of Drew University since February 1990, and is a former Governor of the State of New Jersey. He is also a director of Amerada Hess Corporation, ARAMARK Corporation, Fiduciary Trust Co. International, The Pepsi Bottling Group and UnitedHealth Group Inc. Mr. Kean is also a director of The Robert Wood Johnson Foundation, a non-profit foundation.

      EDWARD J. KELLY, III has served as a Director of CIT since July 1, 2002. Mr. Kelly has served as President and Chief Executive Officer and a Director of Mercantile Bankshares Corporation since March 2001. Mr. Kelly served as Managing Director of J.P. Morgan Chase, and one of its predecessors, J.P. Morgan, from February 1996 to February 2001, as General Counsel and Secretary of J.P. Morgan from November 1994 to January 1996, and is a former partner in the New York law firm of Davis Polk & Wardwell. Mr. Kelly is also a director of Adams Express Company and Petroleum & Resources Corporation, both of which are closed-end mutual funds, and of Constellation Energy Group, CSX Corporation, and Hartford Financial Services Group.

      PETER J. TOBIN has served as a Director of CIT since July 1, 2002, and previously from May 1984 to June 1, 2001. Additionally, the Board named Mr. Tobin as lead Director, and in such capacity, he will preside at executive sessions of the independent directors. Mr. Tobin has been Dean of the Peter J. Tobin College of Business at St. John's University since August 1998. From March 1996 to December 1997, Mr. Tobin was Chief Financial Officer of The Chase Manhattan Corporation. From January 1992 to March 1996, Mr. Tobin served as Chief Financial Officer of Chemical Banking Corporation, a predecessor of The Chase Manhattan Corporation, and prior to that he served in a number of executive positions at Manufacturers Hanover Corporation, a predecessor of Chemical Banking Corporation. He is a director of AXA Financial (formerly The Equitable Companies Incorporated), Alliance Capital Management, L.P., a subsidiary of AXA Financial that manages mutual funds, and H.W. Wilson, a publishing company.

Board Committees

      Our board of directors has established an audit committee and a compensation and governance committee. The audit committee is comprised of three independent directors and the compensation and governance committee is comprised of two independent directors. The board of directors may appoint additional committees at its discretion.

Audit Committee

      The audit committee conducts its duties consistent with a written charter, which includes:

      o retain and determine the compensation of the independent public accountants;

      o monitoring the integrity of our financial accounting and reporting process and systems of internal controls;

      o reviewing our corporate compliance policies and monitoring compliance with our Code of Business Conduct and other compliance policies, including reviewing any significant case of employee conflict of interest or misconduct; and

      o     reporting to our board of directors as appropriate.

      PETER J. TOBIN (Chairman), WILLIAM A. FARLINGER and EDWARD J. KELLY, III serve as members of the audit committee. The charter for our audit committee complies with SEC and New York Stock Exchange requirements. On November 5, 2002, the Board of Directors determined that Mr. Tobin meets the standard of "Financial Expert" as proposed by the SEC.

Compensation and Governance Committee

      The compensation and governance committee conducts its duties consistent with a written charter, which includes:

      o     considering   and  approving   salaries,   bonuses  and  stock-based
            compensation for certain executive officers;

      o     administering   and  making  awards  under  the   Long-Term   Equity
            Compensation Plan;

      o identifying and recommending qualified candidates to fill CIT board of directors and committee positions;

      o overseeing corporate governance, including reviewing the structure, duties, membership and functions of the board of directors as appropriate.

      HON. THOMAS H. KEAN (Chairman) and JOHN S. CHEN serve as members of the compensation and governance committee. The Board anticipates naming an additional member to the compensation and governance committee when an additional independent director is appointed to the Board.

Compensation and Governance Committee Interlocks and Insider Participation

      There are no interlocking relationships between any member of our compensation and governance committee and any of our executive officers that would require disclosure under the rules of the SEC.

Executive Officers

      The following table sets forth information as of December 1, 2002 regarding our executive officers, other than Mr. Gamper, who is listed above as director. The executive officers were appointed by and hold office at the discretion of the board of directors. Certain executive officers are also directors or trustees of privately held or not-for-profit organizations that are not referred to below.

Name                     Age                      Position
----                     ---  --------------------------------------------------
Thomas L. Abbate ......  57   Executive Vice President and Chief Risk Officer
John D. Burr ..........  59   Group Chief Executive Officer, Equipment Rental
                                and Finance
Thomas B. Hallman .....  49   Group Chief Executive Officer, Specialty Finance
Robert J. Ingato ......  42   Executive Vice President, General Counsel &
                                Secretary
Joseph M. Leone .......  49   Executive Vice President and Chief Financial
                                Officer
Lawrence A. Marsiello .  52   Group Chief Executive Officer, Commercial Finance
David D. McKerroll ....  43   Group Chief Executive Officer, Structured Finance
Nikita Zdanow .........  65   Group Chief Executive Officer, Capital Finance

      THOMAS L. ABBATE has served as CIT's Executive Vice President and Chief Risk Officer since July 2000. Previously, Mr. Abbate served as Executive Vice President of Credit Risk Management of CIT since October 1999 and as Executive Vice President and Chief Credit Officer of Equipment Financing, a business unit of CIT, since August 1991. Prior to August 1991, Mr. Abbate held a number of executive positions with CIT and with Manufacturers Hanover Corporation, where he had been employed since 1973.

      JOHN D. BURR has served as Group Chief Executive Officer of CIT's Equipment Rental and Finance Group since June 2001. Mr. Burr served as President of Equipment Financing/North American Construction and Transportation division since 1999 and Executive Vice President of Equipment Financing since 1983, and held a number of other management and executive positions at CIT since 1967.

      THOMAS B. HALLMAN has served as Group Chief Executive Officer of CIT's Specialty Finance Group since July 2001. Previously, Mr. Hallman served as Chief Executive Officer of the Consumer Finance business unit, the home equity unit of Specialty Finance, since joining CIT in 1995, and held a number of senior management positions with other financial services firms prior to 1995.

      ROBERT J. INGATO has served as CIT's Executive Vice President and General Counsel since June 2001, and additionally as Secretary since August 14, 2002. Previously, Mr. Ingato served as Executive Vice President and Deputy General
Counsel since November 1999, as Executive Vice President of Newcourt Credit Group, Inc., which was acquired by CIT, since January 1988, as Executive Vice President and General Counsel of AT&T Capital Corporation, a predecessor of Newcourt, since 1996, and in a number of other legal positions with AT&T Capital since 1988.

      JOSEPH M. LEONE has served as CIT's Executive Vice President and Chief Financial Officer since July 1995. Previously, Mr. Leone served as Executive Vice President of Sales Financing, a business unit of CIT, from June 1991, Senior Vice President and Controller since March 1986, and in a number of other executive positions with Manufacturers Hanover Corporation since May 1983.

      LAWRENCE A. MARSIELLO has served as Group Chief Executive Officer of CIT's Commercial Finance Group since August 1999. Previously, Mr. Marsiello served as Chief Executive Officer of the Commercial Services business unit, the factoring unit of Commercial Finance, since August 1990, and in a number of other executive positions with CIT and Manufacturers Hanover Corporation, where he had been employed since 1974.

      DAVID D. MCKERROLL has served as Group Chief Executive Officer of CIT's Structured Finance Group since November 1999. Previously, Mr. McKerroll served as President of Newcourt Capital, a division of Newcourt Credit Group Inc., and was one of the founders of Newcourt Credit Group Inc., which he joined in 1987. Mr. McKerroll is also a director of Cossette Communication Group Inc.

      NIKITA ZDANOW has served as Group Chief Executive Officer of CIT's Capital Finance Group since 1985, and has served in a number of other executive positions since joining CIT in 1960.

Director Compensation

      Director remuneration consists principally of cash and an award of stock options.

      Non-employee directors of CIT are paid an annual retainer of $50,000. Each year the non-employee directors may make an election to receive some or all of this annual cash remuneration in one or more of the following forms:

      o     Cash

      o     Stock Options

      o     Restricted Stock

      The number of shares of common stock underlying options a director may elect to recieve instead of cash remuneration is calculated using the Black-Scholes option pricing model. The options that directors elect to recieve in lieu of cash component of their compensation are immediately vested, but not exercisable until one year following the date of grant. These options will have a term of ten years. Any amount elected to be received in restricted stock will be converted to shares of common stock with a market value equal to the closing price of common stock on the day awarded. The restrictions on the restricted stock will lapse on the first anniversary of the grant date.

      The option component of remuneration provides for annual grants of stock options having a Black-Scholes value of $35,000 for directors generally, except that the committee chairman are entitled to grants with a $45,000 valuation. At the time of appointment to the board of directors, non-employee directors are each awarded a grant of stock option to acquire 10,000 shares of our common stock. The option component of director and the options granted at the time of appointment become vested and exercisable in three equal, annual installments. These options will have a term of ten years.

      Directors who are also our employees do not receive any fees or other compensation for service on our board of directors or its committees. We will reimburse directors for reasonable out-of-pocket expenses incurred in attending board or committee meetings.

Compliance with Section 16(a) of the Securities Exchange Act

      Based on CIT's records and other information, CIT believes that its directors and executive officers complied with the applicable SEC filing requirements for reporting beneficial ownership of CIT's equity securities for the fiscal year ended September 30, 2002, except that Mr. Kean inadvertently failed to report in his Form 4 filed for July 2002 that he purchased 10,000 shares of CIT common stock in CIT's IPO and Mr. Zdanow inadvertently reported in his Form 4 filed for July 2002 that he purchased 1,200 shares of common stock, rather than the 1,500 shares actually purchased. Mr. Kean and Mr. Zdanow each filed amended Form 4s in August 2002.

Item 11. Executive Compensation

      The table below sets forth the annual compensation, including bonuses and deferred compensation, of the Named Executive Officers for services rendered in all capacities to CIT during the fiscal year ended September 30, 2002, the nine months ended September 30, 2001, and the years ended December 31, 2000 and December 31, 1999.

                           SUMMARY COMPENSATION TABLE
                                 (U.S. Dollars)

                                                                  Annual Compensation           Long Term Compensation Awards
                                                          --------------------------------  ------------------------------------
                                                                                  Other                                  All
                                                                                  Annual    Restricted    Securities    Other
Name and Principal                                                               Compen-      Stock       Underlying   Compen-
Positions                                Period            Salary     Bonus(1)   sation(2)   Awards(3)    Options(4)   sation(5)
------------------                       ------            ------     --------   ---------  ----------    ----------   ---------
Albert R. Gamper, Jr.              Oct 2001-Sept 2002     $900,000   $1,668,832   $15,000   $         0   1,519,560     $10,000
Chairman, President                  Jan-Sept 2001        $680,769   $3,120,434   $40,958   $16,949,070     717,360     $ 8,250
and Chief Executive                  Jan-Dec2000          $878,847   $  800,000   $98,188   $ 2,946,500     185,805     $41,954
Officer                              Jan-Dec 1999         $761,534   $1,237,503   $57,577   $         0     206,450     $36,861
Thomas B. Hallman                  Oct 2001-Sept 2002     $430,000   $  356,000   $ 1,209   $         0     379,890     $ 9,197
Group CEO                            Jan-Sept 2001        $288,846   $  605,000   $ 8,475   $ 1,490,275     119,560     $ 8,500
Specialty Finance                    Jan-Dec2000          $333,076   $  325,000   $16,692   $ 1,057,500      45,419     $20,123
                                     Jan-Dec1999          $277,115   $  292,188   $ 9,210   $         0      61,935     $17,485
Joseph M. Leone                    Oct 2001-Sept 2002     $405,000   $  390,500   $ 1,346   $         0     454,890     $ 9,237
Executive Vice President             Jan-Sept 2001        $302,308   $  580,000   $ 8,886   $ 1,659,596     119,560     $ 8,500
and Chief Financial                  Jan-Dec2000          $358,088   $  300,000   $21,168   $   785,625      37,161     $21,124
Officer                              Jan-Dec1999          $299,695   $  433,007   $12,267   $         0      74,322     $18,388
David D. McKerroll (6)             Oct 2001-Sept 2002     $435,928   $  398,356   $   916   $         0     293,681     $ 1,943
Group CEO                            Jan-Sept 2001        $326,483   $  295,731   $ 7,136   $ 1,128,978      74,725     $ 2,456
Structured Finance                   Jan-Dec2000          $395,959   $  554,343   $ 6,151   $ 1,003,125      41,290     $     0
                                     Nov-Dec1999          $ 49,458   $1,416,459   $     0   $         0      81,341     $     0
Nikita Zdanow                      Oct 2001-Sept 2002     $460,204   $  296,000   $ 1,539   $         0     379,890     $ 5,799
Group CEO                            Jan-Sept 2001        $344,615   $  525,000   $ 8,968   $ 1,896,657      74,725     $ 5,100
Capital Finance                      Jan-Dec2000          $409,238   $  400,000   $22,711   $ 1,057,500      47,484     $23,170
                                     Jan-Dec1999          $356,741   $  425,011   $14,437   $         0      64,000     $20,670

--------------------------------------------------------------------------------
(1) Bonus payments made to the Messrs. Gamper, Hallman, Leone, and Zdanow under CIT's Annual Corporate Bonus plan during the twelve months ended September 30, 2002 were for performance during the period from October 1, 2001 through June 30, 2002. Based on performance for the period from July 1, 2002 to December 31, 2002, Messrs. Gamper, Hallman, Leone, and Zdanow may be entitled to an additional bonus, which will be payable in early 2003.

      For the period from October 2001 through June 2002, Messrs. Gamper, Hallman, Leone, and Zdanow received a portion of their corporate bonus as CIT restricted stock. The amounts shown include the value of the restricted stock. The number of shares was based on a price of $22.20, the closing price of CIT common stock on August 13, 2002, the date of the grant. All shares were issued with a one-year restriction. The number and value of shares awarded are as follows: Mr. Gamper - 50,675 shares ($1,124,985), Mr. Hallman - 12,162 shares ($269,996), Mr. Leone - 15,765 shares ($349,983), and Mr. Zdanow - 11,261 shares ($249,994). The balance of the listed bonus amounts relate to cash bonuses paid under a Tyco quarterly corporate bonus plan, which was discontinued after the CIT IPO.

      Of the $1,668,832 in corporate bonus that Mr. Gamper received for the period from October 2001 through September 2002, $918,832 was awarded for his performance under the Tyco corporate bonus plan, of which $750,000 was paid out in two quarterly payments, $375,000 paid in cash and $375,000 paid in CIT restricted stock as mentioned above, and $168,832 was awarded in unrestricted Tyco shares (3,521 shares at a Tyco share price of $47.95). The additional $750,000 was awarded by CIT for his performance from January 1 through June 30, 2002 of which $749,985 was paid in CIT restricted stock as mentioned above and $15 was paid in cash.

      For the nine months ended September 2001, Mr. Gamper received a bonus of $3,120,434, of which $2,002,040 was paid in cash and $1,118,394 was paid as a grant of 25,020 Tyco common shares, based on the closing price of Tyco common stock of $44.70 per share on October 1, 2001, the date of the grant.

      The amounts shown in the Bonus column for 2001 and 2000 (other than for Mr. Gamper as described above), represent the cash amounts paid under CIT's Annual Corporate Bonus Plan. The amounts shown in the Bonus column for 1999 represent the cash amounts paid under CIT's annual bonus plan and the value of CIT Common Stock or common stock units received in lieu of cash. Pursuant to the CIT Long-Term Equity Compensation Plan ("ECP"), Executive Officers could elect to receive between 10% and 50% of their 1999 annual bonus awards in Common Stock or Common Stock Units, respectively, rather than cash. The cash portion deferred was converted to shares of Common Stock or Common Stock Units with a market value equal to 125% of the deferred amount. CIT paid dividends on the shares of Common Stock or Common Stock Units awarded to each Named Executive Officer at the same rate applicable to all other issued and outstanding shares. The amounts included in the bonus column for shares issued in 1999 represent the fair market value on January 26, 2000 (the date of grant) of the shares of CIT Common Stock awarded, based on the closing price of $19.625 per share of CIT Common Stock. The value of restricted stock taken in lieu of cash is as follows: Mr. Gamper - $687,503, Mr. Hallman - $85,938, Mr. Leone - $165,007, and Mr. Zdanow - $125,011.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

(2) The payments set forth in each period under Other Annual Compensation represent the dividends paid on restricted stock held in each of those years. Such dividends were payable at the same rate applicable to all other issued and outstanding shares.

(3) Restricted Stock Awards include grants of Performance Accelerated Restricted Shares (PARS) made in January 2000 under The CIT Group, Inc. Long-Term Equity Compensation Plan and grants of restricted stock made in June 2001 under the Tyco International Ltd. 1994 Restricted Stock Ownership Plan for Key Employees in conjunction with the acquisition of CIT by Tyco.

      The 2001 grants vest 100% at the end of three years for Mr. Gamper and one-third on each anniversary for the others. In addition, shares may vest earlier under other conditions as described in the individual Award Agreements. The Tyco Restricted Shares were converted to CIT Restricted Shares based on the IPO offering price. Recipients of shares have the right to vote such shares and receive dividends.

      The PARS awarded under CIT's prior plan vested on June 1, 2001 due to the change of control associated with CIT's acquisition by Tyco International. The shares were issued at a fair market value of $20.75. Awards were as follows: Mr. Gamper - 142,000 shares; Mr. Hallman - 30,000 shares; Mr. Leone - 30,000 shares; Mr. McKerroll - 30,000 shares; and Mr. Zdanow - 30,000 shares.

      For the year 2000, Restricted Stock Awards also included grants made under a Special Stock Award Program to Mr. Hallman, Mr. Leone, Mr. McKerroll and Mr. Zdanow. Payments under this plan were based on the achievement of 2000 company performance measures. Awards were in the form of restricted stock grants recommended and approved on January 24, 2001. 50% of the award vested on this date and the remaining 50% was subject to restriction until January 24, 2002, except that these shares vested on June 1, 2001 in conjunction with the acquisition of CIT by Tyco. The values of these grants are included in the Restricted Stock Awards column based on the share price on the grant date of January 24, 2001 of $21.75 per share of CIT common stock. Awards were as follows: Mr. Hallman - 20,000 shares; Mr. Leone - 7,500 shares; Mr. McKerroll - 17,500 shares; and Mr. Zdanow - 20,000 shares.

      The number and value at September 30, 2002 of restricted stock holdings based upon the closing market price of $17.98 per share for CIT common shares was as follows: Mr. Gamper - 230,023 shares ($4,135,814), Mr. Hallman - 22,675 shares ($407,697), Mr. Leone - 27,473 shares ($493,965),
      Mr. McKerroll 7,964 shares ($143,193), and Mr. Zdanow - 24,641 shares ($443,045). A portion of this stock was granted as part of their corporate bonus for the period from October 2001 through June 2002. For more details see footnote (1).

(4) Two new option awards were granted during the twelve months ended September 30, 2002. The first grant was awarded on February 5, 2002 under the Tyco International Ltd. Long Term Incentive Plan and the Tyco
      International Ltd. Long Term Incentive Plan II. These options were converted to options to purchase shares of CIT at the time of the CIT IPO from Tyco based on a conversion rate of .5978. The second grant was awarded under the CIT Group Inc. Long Term Equity Compensation Plan on July 2, 2002 to coincide with the CIT IPO from Tyco. For more details see the table below "Option Grants In Last Fiscal Year".

      All options issued either in Tyco options or in CIT options prior to the Tyco acquisition are reported in the table as current CIT options based on a conversion rate of .5978 from Tyco options to CIT Options. Options granted between January and September 2001 were awarded under the Tyco
      International Ltd. Long Term Incentive Plan and the Tyco International Ltd. Long Term Incentive Plan II. The 2001 grants vested one-third on each anniversary date for Mr. Gamper and 100% at the end of three years for the others. At the time of the CIT IPO from Tyco, all unvested options granted between January and September 2001 were cancelled.

      For Mr. Gamper, 800,000 unvested Tyco options were cancelled and 8,994 vested options were forfeited. Additionally, Mr. Gamper, retained 400,000 vested Tyco options that were awarded on June 1, 2001 and vested on June 1, 2002. These options did not convert to options to purchase shares of CIT and remained as options to purchase shares of Tyco. For Mr. Hallman, 200,000 unvested Tyco options were cancelled. For Mr. Leone, 200,000 unvested Tyco options were cancelled. For Mr. McKerroll, 125,000 unvested Tyco options were cancelled. For Mr. Zdanow, 125,000 unvested Tyco options were cancelled. The numbers shown in the table have been converted to CIT shares at a rate of .5978. Options for 2000 and 1999 were awarded under The CIT Group Inc. Long Term Equity Compensation Plan and represent CIT options that were converted to options to purchase shares of Tyco at the time of the acquisition of CIT by Tyco based on an exchange rate of .6907 and then converted to options to purchase new shares of CIT at the time of the CIT IPO from Tyco based on an exchange rate of .5978.

(5) For the twelve months ended September 30, 2002, nine months ended September 30, 2001, and the years ended December 31, 2000 and 1999 the payments set forth under "All Other Compensation" for Messrs. Gamper, Hallman, Leone, and Zdanow include the matching employer contribution to each participant's account and the employer flexible retirement account contribution to each participant's flexible retirement account under the CIT Group Inc. Savings Incentive Plan (the "CIT Savings Plan"). The matching employer contribution was made pursuant to a compensation deferral feature of the CIT Savings Plan under Section 401(k) of the Internal Revenue Code of 1986. For the period ending September 2002, they were as follows: Mr. Gamper - $10,000, Mr. Hallman - $9,197, Mr. Leone - $9,237, and Mr. Zdanow - $5,799. For January through September 2001, they were as follows: Mr. Gamper - $8,250, Mr. Hallman - $8,500, Mr. Leone - $8,500, and Mr. Zdanow - $5,100. In 2000 Messrs. Gamper, Hallman, Leone, and Zdanow received a contribution of $6,800 under the employer match and a contribution of $6,800 under the employer flexible retirement account. In 1999 Messrs. Gamper, Hallman, Leone, and Zdanow received a contribution of $6,400 under the employer match and a contribution of $6,400 under the employer flexible retirement account. The payments set forth under "All Other Compensation" also included contributions to the accounts of Messrs. Gamper, Hallman, Leone, and Zdanow under The CIT Group Inc. Supplemental Savings Plan (the "CIT Supplemental Savings Plan"), which is an unfunded non-qualified plan. For 2000, they were as follows: Mr. Gamper - $28,354, Mr. Hallman - $6,523, Mr. Leone - $7,524, and Mr. Zdanow - $9,570. For 1999, they were as follows: Mr. Gamper - $24,061, Mr. Hallman - $4,685, Mr. Leone - $5,588, and Mr. Zdanow - $7,870.

      For the twelve months ended September 30, 2001 and the nine months ended September 30, 2001, "All Other Compensation" reported for Mr. McKerroll includes the matching employer contribution under the Registered Retirement Savings Plan (RRSP), a Canadian-based, government program. The Contribution was paid out in Canadian dollars and has been converted to US dollars using a .6462 conversion rate.

(6) For the twelve months ended September 30, 2002, nine months ended September 30, 2001, and the years ended December 31, 2000 and 1999, Mr. McKerroll's employment contract states his base salary and bonus guarantee in US dollars. Mr. McKerroll is a resident of Canada and is paid in the local currency (Canadian dollars). Therefore, minor variations in his compensation may occur due to currency fluctuations. Mr. McKerroll's payments in Canadian dollars, for the period ending September 30, 2002 were C$687,367 in base salary and C$628,123 in bonus and C$505,235 in base salary and C$457,646 in bonus for the period ending September 30, 2001. Mr. McKerroll's payout in Canadian dollars, for the period ending December 31, 2000 was C$588,000 in base salary and C$823,200 in bonus. The balances were converted to U.S. Dollars using an average annual conversion rate of .6342 for 2002, .6462 for 2001 and .6734 for 2000.

      Mr. McKerroll received a pro-rated portion of compensation for the period from November 15, 1999 to December 31, 1999. Mr. McKerroll became a CIT employee on November 15, 1999 as part of CIT's acquisition of Newcourt Credit Group, Inc. Compensation received by Mr. McKerroll for the period prior to the acquisition date was not included in these numbers. His compensation in Canadian dollars for this pay period was C$73,500 in base salary and C$2,105,007 in bonus. Mr. McKerroll's 1999 bonus compensation includes C$1,944,222, ($1,308,275), which reflects a portion of the bonus paid to him for the period prior to November 15, 1999. All 1999 compensation for Mr. McKerroll was converted to U.S. dollars using the average annual rate of .6729.

Stock Option Awards During Fiscal 2002

      The following table sets out awards of stock options to Named Executive Officers in fiscal 2002. All stock options awarded during fiscal 2002 were awarded under the CIT Group Inc. Long Term Equity Compensation Plan, the Tyco International Ltd. Long Term Incentive Plan, or the Tyco International Ltd. Long Term Incentive Plan II and represent options to acquire CIT common shares.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                            Number of   Percent of Total
                                           Securities     Options/SARs    Exercise
                                           Underlying      Granted to      or Base                     Grant Date
                             Date of      Options/SARs    Employees in      Price      Expiration        Present
        Name                 Grant(1)      Granted(2)    Fiscal Year(3)   ($/Sh)(4)       Date           Value(5)
        ----                ----------    ------------   --------------   ---------    ----------      ----------
Albert R. Gamper Jr.        07/02/2002     1,400,000         8.93%         $23.00      07/02/2012      $8,694,000
President and               02/05/2002       119,560         0.76%         $39.87      02/04/2012      $  316,436
Chief Executive Officer     03/05/1999        82,580         0.53%         $74.47      03/05/2009      $  104,464
                            11/13/1997       255,668         1.63%         $65.39      11/13/2007      $  329,300
Thomas B. Hallman           07/02/2002       350,000         2.23%         $23.00      07/02/2012      $2,173,500
Group CEO                   02/05/2002        29,890         0.19%         $39.87      02/05/2012      $   79,109
Specialty Finance
Joseph M. Leone             07/02/2002       425,000         2.71%         $23.00      07/02/2012      $2,639,250
Executive Vice President    02/05/2002        29,890         0.19%         $39.87      02/04/2012      $   79,109
and Chief Financial         03/05/1999        41,290         0.26%         $74.47      03/05/2009      $   52,232
Officer                     11/13/1997        47,318         0.30%         $65.39      11/13/2007      $   60,946
David D. McKerroll          07/02/2002       275,000         1.75%         $23.00      07/02/2012      $1,707,750
Group CEO                   02/05/2002        18,681         0.12%         $39.87      02/04/2012      $   49,442
Structured Finance          10/26/2000        41,290         0.26%         $34.06      10/26/2010      $  225,072
                            11/18/1999        20,645         0.13%         $51.92      11/18/2009      $   59,354
                            07/28/1999        24,568         0.16%         $51.05      07/28/2009      $   68,938
                            03/07/1999        36,129         0.23%         $89.33      03/07/2009      $   22,436
                            05/02/1997        82,579         0.53%         $62.43      02/06/2007      $   89,268
Nikita Zdanow               07/02/2002       350,000         2.23%         $23.00      07/02/2012      $2,173,500
Group CEO                   02/05/2002        29,890         0.19%         $39.87      02/04/2012      $   79,109
Capital Finance             10/26/2000        23,572         0.15%         $34.06      10/26/2010      $   54,216
                            11/18/1999        33,032         0.21%         $51.92      11/18/2009      $   22,792
                            03/05/1999        30,968         0.20%         $74.47      03/05/2009      $    4,986
                            11/13/1997        53,099         0.34%         $65.39      11/13/2007      $   15,877

--------------------------------------------------------------------------------
(1) All options listed represent options to purchase CIT common stock. However, except for options originally granted in July 2002, all options listed were converted to CIT options from Tyco option and, in some cases, from earlier CIT options which Tyco converted to Tyco options. Each Date of Grant represents the date of original grant of a current CIT option or a converted Tyco option or earlier CIT option. The vesting schedule and expiration date for each option is based upon the original Date of Grant.

(2) Options granted in July 2002 were granted under the CIT Group Inc. Long-Term Equity Compensation Plan. For this grant, the stock options fully vest on the fourth anniversary of the date of the grant. In addition, these options may vest earlier under other conditions as described in the individual award agreements. Options granted in February 2002 were granted as options to purchase shares of Tyco Common Stock under the Tyco International Ltd. Long Term Incentive Plan and the Tyco International Ltd. Long Term Incentive Plan II. At the time of the CIT IPO, these options were converted to options to purchase shares of CIT based on a conversion rate of .5978. For this grant, the stock options vest fully on the third anniversary of the date of the grant. In addition, these options may vest earlier under other conditions as described in the individual award agreements. Options granted prior to February 2002 were originally granted as options to purchase shares of CIT Common Stock under the CIT Long-Term Equity Compensation Plan (prior to CIT's acquisition by
      Tyco). These options were converted to options to purchase shares of Tyco at the time of the acquisition of CIT by Tyco based on an exchange rate of .6907 and then converted to options to purchase new shares of CIT at the time of the CIT IPO from Tyco based on an exchange rate of .5978. For Messrs. Gamper, Leone and Zdanow, the options granted on November 13, 1997 in the exhibit include three separate grants Gamper (109,584; 54,792 and 91,292), Leone (23,370; 12,263 and 11,685) and Zdanow (15,690; 24,939 and
      12,470).

(3) Represents the percentage of all options granted in fiscal 2002 under the CIT Group Inc. Long-Term Equity Compensation Plan.

(4) The July 2002 options were issued as part of a firm-wide IPO grant at an exercise price equal to the initial offering price of CIT on the date of grant. The February 2002 options were originally granted by Tyco at an exercise price equal to the closing price of Tyco's common stock on the date of grant. The remaining options were originally granted by CIT prior to its acquisition by Tyco at an exercise price equal to the closing price of CIT's common stock on the date of grant. The exercise price of the earlier CIT options were adjusted at the time of CIT's acquisition by Tyco based on a conversion rate of .6907, and the exercise price of all Tyco options, including those converted from earlier CIT options, were adjusted based on a conversion rate of .5978. The exercise price for each converted option represents the current values after applying all applicable conversion formulas.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

(5) The ultimate value of the options will depend on the future market price of CIT's common shares, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of CIT's common shares over the exercise price on the date the option is exercised. The values shown are based on the Black-Scholes option-pricing model, which is a method of calculating a theoretical value of the options based upon a mathematical formula using certain assumptions. For the calculation, the following assumptions were used: an assumed life of three to eight years; interest rate of 3.2% to 4.9%, which represents the risk free rate with a maturity date similar to the assumed exercise period; assumed annual volatility of underlying shares of 27.8% to 33.2%, calculated based on a historical share price movement analysis of peer organizations over periods generally commensurate with the expected life of the option; quarterly dividend payment of $0.12 per share; and the vesting schedule indicated for the grant.

      The following table gives additional information on options exercised in fiscal 2002 by the Named Executive Officers and on the number and value of options held by Named Executive Officers on September 30, 2002.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
                                 (U.S. Dollars)


                                                            Number of Securities       Value of Unexercised In-
                                                            Underlying Unexercised       the-Money Options at
                                                           Options at 09/30/2002(1)            09/30/2002
                                   Shares                  ------------------------    ------------------------
                                 Acquired on      Value         Exercisable /               Exercisable /
 Name                             Exercise      Realized        Unexercisable               Unexercisable
---------------------------      -----------    --------      -------------------           -------------
Albert R. Gamper, Jr.                 0            $0         338,248 / 1,519,560              $0 / $0
President and
Chief Executive Officer

Thomas B. Hallman                     0            $0             0 / 379,890                  $0 / $0
Group CEO
Consumer Finance

Joseph M. Leone                       0            $0          88,608 / 454,890                $0 / $0
Executive Vice President
and Chief Financial Officer

David McKerroll                       0            $0          205,211 / 293,681               $0 / $0
Group CEO
Structured Finance

Nikita Zdanow                         0            $0         140,671 / 379,890                $0 / $0
Group CEO
Capital Finance

--------------------------------------------------------------------------------
(1) Does not include 400,000 exercisable options to purchase shares of Tyco granted to Al Gamper on June 1, 2001. These options remained as options to purchase shares of Tyco and were not substituted with options to purchase shares of CIT. The options reported are non-qualified stock options to purchase CIT common shares awarded under the CIT Group Inc. Long-Term Equity Compensation Plan including all options converted from Tyco options or prior CIT options. The exercise price of the options ranges from $23.00 to $89.33 per share and the closing trading price on the New York Stock Exchange of Common Stock at September 30, 2002 was $17.98.

                              RETENTION AGREEMENTS

General

      Mr. Gamper has a retention agreement that extends until June 1, 2004. Mr. Gamper's agreement provides that he will serve as the Chief Executive Officer of CIT. The agreement provides for the payment of an annual base salary of not less than $1,000,000 (which Mr. Gamper voluntarily reduced to $900,000 from the inception of his contract through the current date) and an annual cash bonus based on performance targets. Pursuant to his employment agreement, his base salary shall be reviewed at the time all executive officers of CIT are reviewed. Provided CIT achieves at least fifteen percent growth in its net income from the prior annual period, Mr. Gamper is entitled to a Special Cash Bonus of $3,000,000 for the fiscal year ending September 30, 2002.

      The agreement also provided for grants of restricted stock and stock options, which are detailed in the Summary Compensation Table. The retention agreement provides for participation in all employee pension, welfare, perquisites, fringe benefit and other benefit plans generally applicable to the most senior executives of CIT and continued participation in CIT's Executive Retirement Program and all other supplemental and excess retirement plans during the retention agreement on terms no less favorable than provided immediately prior to the effective date of the agreement. Mr. Gamper is eligible to receive benefits under the CIT retiree medical and life insurance plan for the remainder of his life and the life of his spouse. In addition, Mr. Gamper is entitled to receive expense reimbursement and certain additional benefits provided to him pursuant to a prior employment agreement between Mr. Gamper and CIT dated as of November 1, 1999, which shall be provided on the same basis as such benefits were provided to Mr. Gamper prior to the effective date of the agreement.

      In addition, Messrs. Hallman, Leone, McKerroll and Zdanow also have retention agreements that extend until June 1, 2004. Their agreements provide for the payment of an annual base salary of not less than the amount received prior to the acquisition by Tyco, to be reviewed at the time all executive officers of CIT are reviewed. Further, with the exception of Mr. McKerroll, they are entitled to an annual bonus opportunity, as determined by the Chief Executive Officer of CIT. Mr. McKerroll has a guaranteed minimum bonus of $400,000 per year through December 31, 2002, after which he will be subject to the same bonus provision as the other executive officers. The retention agreements for Messrs. Hallman, Leone, McKerroll and Zdanow provide for participation in all employee pension, welfare, perquisites, fringe benefit and other benefit plans generally available to senior executives. In addition, the agreements for Messrs. Hallman, Leone, and Zdanow provide for continued participation in CIT's Executive Retirement Program and all other supplemental and excess retirement plans on terms no less favorable than provided immediately prior to the effective date of the agreement. Messrs. Hallman, Leone, and Zdanow are also eligible to receive benefits under the CIT retiree medical and life insurance plan.

      Messrs. Hallman, Leone, McKerroll and Zdanow's agreements also provide for grants of restricted stock and stock options, details of which are provided in the Summary Compensation Table.

Termination and Change-In-Control Arrangements

      If Mr. Gamper's employment is terminated by him for "good reason" or by CIT without "cause" (in each case, as these terms are defined in the retention agreement), then he is entitled to a cash payment equal to (i) the sum of his unpaid base salary through the date of termination and $1,000,000 pro rated for the portion of the year he completed in the year of his termination, (ii) three times the sum of Mr. Gamper's annual base salary plus $1,000,000, paid in accordance with normal payroll periods in equal installments over a period of three years, provided that Mr. Gamper continues to comply with the confidentiality and non-compete provisions of the retention agreement and, (iii) if not already paid, the special cash bonus (without regard to CIT's financial performance). Also in such event, the restricted stock and options described above, as well as any other stock incentives then held by Mr. Gamper, will vest immediately. In addition, Mr. Gamper will be paid or provided with any amounts or benefits he is eligible to receive under any benefit plan of CIT, including the retiree medical benefits described above, and to the extent permitted under law he will be credited with age and service credit under the relevant retirement plans through June 1, 2004.

      Mr. Gamper's retention agreement provides that he will not, during the retention period and for two years after the date of termination (three years in the case of termination by CIT without "cause" or by Mr. Gamper for "good reason" (in each case, as these terms are defined in the retention agreement)), without the written consent of the board of directors of CIT (A) engage or be interested in any business in the U.S. which is in competition with any lines of business actively being conducted by CIT on the date of termination; (B) hire any person who was employed by CIT or its affiliates within the six-month period preceding the date of such hiring or solicit, entice, persuade or induce any person or entity doing business with CIT or its affiliates to terminate such relationship or to refrain from extending or renewing the same, or (C) disparage or publicly criticize Tyco or CIT or any of their affiliates.

      The retention agreements of Messrs. Hallman, Leone, and Zdanow provide that, under certain circumstances, upon a termination of employment each will be entitled to receive: (i) the sum of (1) his annual base salary through the termination date and (2) a pro-rated average annual bonus (as defined in the agreement) based on the number of days in the fiscal year until termination; and
(ii) the sum of (1) the greater of (x) the annual base salary payable for the remainder of the retention agreement, or (y) two times the annual base salary, and (2) two times the average annual bonus. The retention agreement of Mr. McKerroll provides that, under certain circumstances, upon a termination of employment he will be entitled to receive the sum of his annual base salary through the termination date and $3,000,000. Further, the options and restricted stock granted in consideration of the retention agreement shall vest at the earlier of the vesting dates specified in the award agreements, or subject to compliance with the Confidentiality and Competitive Activity Section of the retention agreement, the second anniversary of the termination. Each of them will also receive life insurance and medical, dental and disability benefits for up to two years after termination, any other amounts or benefits required to be paid or provided (to the extent not paid) and outplacement services. Messrs. Hallman, Leone, and Zdanow will also receive two additional years of age and service credit under all relevant company retirement plans.

      With respect to Messrs. Hallman, Leone, McKerroll and Zdanow, the retention agreements provide that each of them will not, while employed by CIT under the retention agreement and for one year after termination (two years in the case of termination by CIT without "cause" or by the executive for "good reason" (in each case, as these terms are defined in the retention agreements)), without the written consent of the board of directors of CIT (A) engage or be interested in any business in the world which is in competition with any lines of business actively being conducted by CIT on the date of termination; (B) hire any person who was employed by CIT within the six-month period preceding the date of such hiring or solicit, entice, persuade or induce any person or entity doing business with the Company to terminate such relationship or to refrain from extending or renewing the same, or (C) disparage or publicly criticize CIT or any of their affiliates.

      In the event Mr. Gamper or the other Named Executive Officers become subject to excise taxes under Section 4999 of the Internal Revenue Code, each retention agreement provides a gross up payment equal to the amount of such excise taxes.

      At its meeting on November 5, 2002, the compensation and governance committee of the board of directors approved certain changes to the retention agreements of Messrs. Gamper, Hallman, Leone and Zdanow. These changes will go into effect upon the execution of amendment agreements by such executives. The board of directors ratified the amendments to Mr. Gamper's agreement. These changes include: (1) extending the term of the agreements from June 1, 2004 to December 31, 2004; and (2) establishing a minimum annual bonus for purposes of calculating severance benefits. In addition, the following changes were approved with respect to the retention agreements for Messrs. Hallman, Leone and Zdanow:
(A) a reduction in the officer's post-termination non-compete agreements to one year from the date of termination for any reason; (B) providing for the payment of an enhanced severance payment in a lump sum if the executive officer is terminated without "cause" or resigns his employment for "good reason" during the two-year extension period, and (C) providing that the term of the agreements would extend for a two year period after a "change in control" (as defined in the agreements). The enhanced severance payment applies a multiplier of 2.5 to the officer's base and bonus compensation, as opposed to the 2.0 multiplier described in the formula summarized above. Mr. Gamper's retention agreement provides that he is entitled to his regular contractual severance payment if he is terminated without "cause" or he resigns for "good reason" during the 90-day period following a "Change in Control".

Retirement Plan and Supplemental Retirement Plan

      The CIT Group Inc. Retirement Plan (the "Retirement Plan") covers officers and salaried employees who have one year of service and have attained age 21. We also maintain a Supplemental Retirement Plan for employees whose benefit in the Retirement Plan is subject to the Internal Revenue Code limitations. Mr. McKerroll is not a participant in either the Retirement Plan or the Supplemental Retirement Plan.

      The Retirement Plan was revised in 2000 with a new "cash balance" formula, which became effective January 1, 2001. Under this new formula, each member's accrued benefits as of December 31, 2000 was converted to a lump sum amount and each year thereafter the balance is to be credited with a percentage of the member's "Benefits Pay" (comprised of base salary, plus certain annual bonuses, sales incentives and commissions) depending on years of service as follows:

                     Years of Service            % Of "Benefits Pay"
                      --------------              ------------------
                          1 - 9                          5
                         10 - 19                         6
                         20 - 29                         7
                       30 or more                        8

      These balances are also to receive annual interest credits, subject to certain government limits. For 2001, the interest credit was 7.00% and for 2002 it will be 5.76%. Upon termination after 5 years of employment or retirement, the amount credited to a member is to be paid in a lump sum or converted into an annuity. Certain eligible members had the option of remaining under the Plan formula as in effect prior to January 1, 2001.

      Messrs. Gamper, Hallman, Leone, and Zdanow are earning benefits under the "cash balance" formula effective January 1, 2001. The following table shows the estimated annual retirement benefits (including the benefit under the Supplemental Retirement Plan) which would be payable to each individual if he retired at normal retirement age (age 65) at his normalized 2002 "benefits pay." The projected amounts include annual interest credits at 5.76%.

                                              Year of            Estimated
                     Name                 Normal Retirement    Annual Benefit
                    ------                -----------------    --------------
              Albert R. Gamper, Jr .....        2007               $575,400
              Thomas B. Hallman ........        2017               $151,200
              Joseph M. Leone ..........        2018               $214,900
              Nikita Zdanow ............        2002               $169,700

Executive Retirement Plan

      The Named Executive Officers, excluding Mr. McKerroll, are participants under the Executive Retirement Plan. The benefit provided is life insurance equal to approximately three times base salary during such participant's employment, with a life annuity option payable monthly by us upon retirement. The participant pays a portion of the annual premium, which is calculated based on the provided life insurance benefit. We are entitled to recoup our payments from the proceeds of the policy in excess of the death benefit. Upon the participant's retirement, a life annuity will be payable out of our current income and we anticipate recovering the cost of the life annuity out of the proceeds of the insurance policy payable to CIT upon the death of the participant.

      In addition to the table of pension benefits shown above, we are conditionally obligated to make annual payments under the Executive Retirement Plan in the amounts indicated to the Named Executive Officers at retirement: Mr. Gamper, $463,100; Mr. Hallman, $155,500; Mr. Leone, $222,600; and Mr. Zdanow,
$225,300.

Other Employee Benefits

      We maintain a defined contribution plan with a 401(k) feature. In addition, we maintain a supplemental unfunded defined contribution plan for employees in a grandfathered defined benefit plan. Retiree medical and dental coverage is offered on a contributory basis to certain eligible employees who meet the age and service requirements.

Long-Term Equity Compensation Plan

      We adopted the CIT Group Inc. Long-Term Equity Compensation Plan (the "ECP"), covering directors and employees of the Company and its subsidiaries. The ECP is administered by the board of directors and/or the compensation and governance committee of the board of directors (the "Administrator").

      The ECP provides for the grant of annual incentive awards, incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units (individually, an "Award," or collectively, "Awards"). The terms of the awards are set forth in award agreements (Award Agreements"). The Administrator of the ECP has the discretion to select the participants to whom Awards will be granted and the type, size and terms and conditions applicable to each Award, and the authority to interpret, construe and implement the provisions of the ECP. The Administrator's decisions will be binding at all times. All awards under the ECP will be intended to constitute deductible "qualified performance-based compensation" within the meaning of Section 162(m), provided, however, that in the event the Administrator determines that such compliance is not desired with respect to an Award of Restricted Stock (as defined below), compliance with Code Section 162(m) will not be required.

      The total number of shares of common stock that may be subject to Awards under the ECP is 26,000,000 shares. Any shares of common stock under Awards that terminate or lapse will again be available under the ECP, and any shares that are transferred or relinquished to the Company in satisfaction of the exercise price or any withholding obligation with respect to an Award will be deemed to be available for Awards under the ECP. In addition, if any Awards granted under another equity compensation plan are converted into Awards granted under the ECP in connection with a merger or other business transaction approved by the Company's stockholders, the number of shares of common stock that may be subject to Awards under the ECP will be increased by the number of shares covered by the converted Awards. Common stock issued under the ECP may be either authorized but unissued shares, treasury shares or any combination thereof.

      The maximum aggregate payout with respect to an annual incentive award in any fiscal year to any one participant shall not exceed 3% of the consolidated pre-tax earnings of the Company. The maximum aggregate number of shares of common stock that may be granted in the form of stock options, stock appreciation rights, restricted stock, or performance units/shares in any one fiscal year to any one participant is 100% of the shares available under the ECP.

      With respect to any Awards based in whole or in part on performance objectives, prior to the end of the performance period during which performance will be measured (the "Performance Period"), the Administrator of the ECP, in its discretion, may adjust the performance objectives to reflect an event that may materially affect CIT's performance including, but not limited to, market conditions, changes in accounting policies or practices, an acquisition or disposition of assets or other property by CIT, or other unusual or unplanned events.

      Set forth below is a brief description of the Awards that may be granted under the ECP:

      Annual Incentive Awards. An annual incentive award ("Annual Incentive Award") may be granted under the ECP upon such terms and conditions as may be established by the Administrator. Annual Incentive Awards may be granted in cash or in shares of equivalent value, or in a combination thereof.

      Stock Options. Options (each an "Option") to purchase shares of common stock, which may be incentive or non-qualified stock options, may be granted under the ECP at an exercise price (the "Option Price") determined by the Administrator of the ECP in its discretion. The Option Price generally may not be less than the fair market value of the common stock on the date of grant of an Option; however, an Option granted in connection with a corporate transaction may have an Option Price equal to the value attributed to the common stock in such transaction, and an Option granted to substitute for another Option (including a Tyco option) may have an Option Price equal to the economic equivalent of the exercise price of the replaced Option. Each Option represents the right to purchase one share of common stock at the specified Option Price.

      Options will expire no later than ten years after the date on which they were granted and will become exercisable at such times and in such installments as determined by the Administrator of the ECP. Payment of the Option Price, except as set forth below, must be made in full at the time of exercise in cash or by certified or bank check. As determined by the Administrator of the ECP, payment in full or in part may also be made by tendering to CIT shares of common stock having a fair market value equal to the Option Price (or such portion thereof). The Administrator may also allow a cashless exercise of such options. No incentive stock option granted to a 10% stockholder of CIT shall be exercisable later than the fifth anniversary of the date of the grant.

      Stock Appreciation Rights. An Award of a stock appreciation right ("SAR") may be granted under the ECP with respect to shares of common stock. Generally, one SAR is granted with respect to one share of common stock. The SAR entitles the participant, upon the exercise of the SAR, to receive an amount equal to the appreciation in the underlying share of common stock. The appreciation is equal to the difference between (i) the "base value" of the SAR (which is determined with reference to the fair market value of the common stock on the date the SAR is granted) and (ii) fair market value of the common stock on the date the SAR is exercised. Upon the exercise of a vested SAR, the exercising participant will be entitled to receive the appreciation in the value of one share of common stock as so determined, payable at the discretion of the participant in cash, shares of common stock, or some combination thereof, subject to availability of shares of common stock to CIT.

      SARs will expire no later than ten years after the date on which they are granted. SARs become exercisable at such times and in such installments as determined by the Administrator of the ECP.

      Tandem Options/SARs. An Option and a SAR may be granted "in tandem" with each other (a "Tandem Option/SAR"). An Option and a SAR are considered to be in tandem with each other because the exercise of the Option aspect of the tandem unit automatically cancels the right to exercise the SAR of the tandem unit, and vice versa. The Option may be an incentive stock option or non-qualified stock option, and the Option may be coupled with one SAR, more than one SAR or a fractional SAR in any proportionate relationship selected by the Administrator. Descriptions of the terms of the Option and the SAR aspects of a Tandem Option/SAR are provided above.

      Restricted Stock. An Award of restricted stock ("Restricted Stock") is an Award of common stock that is subject to such restrictions as the Administrator of the ECP deems appropriate, including forfeiture conditions and restrictions against transfer for a period specified by the Administrator of the ECP. Restricted Stock Awards may be granted under the ECP for services and/or payment of cash. Restrictions on Restricted Stock may lapse in installments based on factors selected by the Administrator of the ECP. Prior to the expiration of the restricted period, except as and only if provided by the Administrator of the ECP, a grantee who has received a Restricted Stock Award generally has the rights of a stockholder of CIT, including the right to vote and to receive cash dividends on the shares subject to the Award. Stock dividends issued with respect to a Restricted Stock Award may be treated as additional shares under such Award with respect to which such dividends are issued.

      Performance Shares and Performance Units. A performance share Award ("Performance Shares") and/or a performance unit Award (a "Performance Unit") may be granted under the ECP. Each Performance Unit will have an initial value that is established by the Administrator of the ECP at the time of grant. Each Performance Share will have an initial value equal to the fair market value of one share of common stock on the date of grant. Such Awards may be earned based upon satisfaction of certain specified performance criteria, subject to such other terms and conditions as the Administrator of the ECP deems appropriate. Performance objectives will be established before, or as soon as practicable after, the commencement of the Performance Period. The extent to which a grantee is entitled to payment in settlement of such an Award at the end of a Performance Period will be determined by the Administrator of the ECP in its sole discretion, based on whether the performance criteria have been met and payment will be made in cash or in shares of common stock, or some combination thereof, subject to availability of shares of common stock of CIT, in accordance with the terms of the applicable Award Agreements.

      Performance Measures. The Administrator may grant Awards under the ECP to eligible participants subject to the attainment of specified pre-established performance measure. The number of performance-based Awards granted under the ECP in any fiscal year is determined by the Administrator. The Administrator will adopt in writing each year, within 90 days of the beginning of such year, the applicable performance goals that must be achieved in order to receive annual performance-based Awards and, if applicable, shares of Restricted Stock, Performance Units and Performance Shares. At the time that performance goals are established by the Administrator for a year, the Administrator will establish an individual performance-based Award opportunity for such year for each participant or group of participants. A participant's individual annual performance-based Award opportunity is based on the participant's achievement of his or her performance goals during such year and may be expressed in dollars, as a percentage of base salary, or by formula. A participant's actual performance-based Award may be paid in cash, shares of common stock or a combination thereof.

      The value of performance-based Awards may be based on absolute measures or on a comparison of CIT's measures during a Performance Period to the comparable measures of a group of competitors. Measures selected by the Administrator shall be one or more of the following and, where applicable, may be measured before or after interest, depreciation, amortization, service fees, extraordinary items and/or special items: pre-tax earnings, operating earnings, after-tax earnings, return on investment, revenues or income, net income, absolute and/or relative return on equity, capital invested or assets, earnings per share, cash flow or cash flow on investments, profits, earnings growth, share price, total shareholder return, economic value added, expense reduction, customer satisfaction, or any combination of the foregoing measures as the Administrator deems appropriate.

      Change of Control. Upon a Change of Control of CIT (as defined for purposes of the ECP): (i) all outstanding Options and SARs shall become immediately exercisable and will remain exercisable until the earlier of the expiration of their initial term or the second anniversary of the grantee's termination of employment with CIT; (ii) all restrictions on outstanding shares of Restricted Stock shall lapse; (iii) the performance goals with respect to all outstanding awards of Restricted Stock, Performance Shares and Performance Units will be deemed to have been fully attained for the Performance Period; and (iv) the vesting of all Awards denominated in shares of common stock will be accelerated.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

      The table below shows, as of the most recent practicable date, the name and address of each person known to CIT that beneficially owns in excess of 5% of any class of voting stock. Information in this table is as of September 30, 2002.

                                                                      Percentage
                                                                          of
Title of Class     Name and Address of          Amount and Nature of    Common
   of Stock         Beneficial Owner            Beneficial Ownership     Stock
--------------     -------------------          --------------------  ----------
Common Stock ... Dodge & Cox (1)                     20,803,700          10.4
                 One Sansome Street, 35th Floor
                 San Francisco, CA 94104

--------------------------------------------------------------------------------
(1) Dodge & Cox has sole voting power for 19,217,000 shares, shared voting power for 453,800 shares, and sole dispositive power for all of the shares.

Security Ownership of Directors and Executive Officers

      The table below shows, as of November 15, 2002, the number of shares of CIT Common Stock owned by each director, by Messrs. Gamper, Hallman, Leone, McKerroll, and Zdanow (the "Named Executive Officers"), and by the directors and executive officers as a group.

                                            Amount and Nature
                                         of Beneficial Ownership
                                          (CIT Common Stock and       Percentage
  Name of Individual                  Exchangeable Shares)(1)(2)(3)    of Class
  ------------------                  -----------------------------   ----------
Albert R. Gamper, Jr. ...............            608,371                   *
John S. Chen ........................             10,249                   *
William A. Farlinger ................              1,156                   *
Thomas H. Kean ......................             21,416                   *
Edward J. Kelly, III ................              4,064                   *
Peter J. Tobin ......................              7,891                   *
Thomas B. Hallman ...................             32,675                   *
Joseph M. Leone .....................            126,081                   *
David D. McKerroll ..................            248,175                   *
Nikita Zdanow .......................            166,812                   *
All Directors and Executive
Officers as a group (14 persons) ....          1,532,497                   *

--------------------------------------------------------------------------------
*     Represents less than 1% of the total outstanding Common Stock.

(1) Includes shares of Restricted Stock issued under the Long-Term Equity Compensation Plan, for which the holders have voting rights, but for which ownership has not vested, in the following amounts: Mr. Gamper - 230,023 shares, Mr. Chen - 2,064 shares, Mr. Kelly - 2,064 shares, Mr. Hallman - 22,675 shares, Mr. Leone - 27,473 shares, Mr. McKerroll - 7,964 shares, and Mr. Zdanow - 24,641 shares.

(2) Includes shares of stock issuable pursuant to stock options awarded under the Long-Term Equity Compensation Plan that have vested or will vest within 60 days after November 15, 2002 in the following amounts: Mr. Gamper - 338,248 shares, Mr. Chen - 8,185 shares, Mr. Farlinger - 1,156 shares, Mr. Kean - 11,416 shares, Mr. Tobin - 7,891 shares, Mr. Leone - 88,608 shares, Mr. McKerroll- 205,211 shares, Mr. Zdanow - 140,671shares.

(3) Includes 390,817 shares of Restricted Stock issued under the Long-Term Equity Compensation Plan, for which all executive officers and directors as a group have voting rights, but for which ownership has not vested, and 1,015,580 shares of stock issuable pursuant to stock options awarded under the Long-Term Equity Compensation Plan to all executive officers and directors as a group that have vested or will vest within 60 days after November 15, 2002, including Restricted Stock issued and stock options awarded to the spouse of one executive officer, who is also an employee of CIT.

Item 13. Certain Relationships and Related Transactions.

      We have in the past and may in the future enter into certain transactions with affiliates. Such transactions have been, and it is anticipated that such transactions will continue to be, entered into as a fair market value for the transaction.

General

      Tyco acquired us in June 2001 and we became an indirect, wholly owned subsidiary. On July 2, 2002, Tyco sold 100% of our issued and outstanding common stock in an initial public offering. Prior to the offering date, some of our directors and executive officers were also directors, officers and employees of Tyco and/or its other subsidiaries.

      In the ordinary course of business, we entered into a number of agreements with Tyco and its subsidiaries relating to our historical business and our prior relationship with the Tyco group of companies, the material terms of which are described below. In addition, in connection with our IPO, we entered into agreements with Tyco relating to our separation from Tyco and the ongoing relationship of the two companies after the offering date, as described below.

Agreements Relating to the Offering

Separation Agreement

      We entered into a separation agreement to address claims that may arise with respect to our respective businesses. The separation agreement provides for cross-indemnification and mutual releases designed principally to place financial responsibility for possible third-party claims relating to our business with us and financial responsibility for possible third-party claims relating to Tyco's businesses with Tyco. The cross-indemnification includes liabilities for misstatements relating to the registration of our common stock in the IPO. In addition, Tyco has indemnified us against liabilities for misstatements in filings and press releases made to comply with the securities laws, unless the misstatements are solely attributable to us. The separation agreement also provides for the parties' access to information, insurance, cooperation in the event of litigation and avoidance of conduct or statements that would be injurious to one another.

Tax Agreement

      We entered into an agreement pursuant to which Tyco has indemnified us for any income-based tax liabilities, determined on a non-consolidated basis, imposed on any of our predecessors for periods or partial periods ending on or prior to the date such predecessors merged into us. Tyco also indemnified us for any liability of ours or of our predecessors for any income-based taxes imposed as a result of the merger of our predecessors with us. We are also indemnified for any penalties imposed on us resulting from the late filing of federal income tax returns that were prepared by or under the direction for Tyco on our behalf and from late payments related to those returns. Tyco has also indemnified us for any liability for U.S. federal income taxes and income taxes of New York, New Jersey and any other state for which a unitary return was filed resulting from a tax position reflected on any applicable income tax return prepared by or under the direction of Tyco on our behalf which was taken by Tyco in a manner inconsistent with our past practices. Tyco did not indemnify us, however, for any tax liability resulting from a claim for refund filed by or on behalf of our predecessor on May 30, 2002. The agreement further provides that we will pay Tyco for the use of any tax attributes of Tyco Capital Holding Inc., one of our predecessors, existing as of the date of the merger with us. We believe that as of the date of the merger, the tax attributes of Tyco Capital Holding Inc. consisted of net operating losses. The payments to Tyco will be based on the actual tax benefits that we realize from the Tyco Capital Holding Inc. tax attributes.

Financial Services Cooperation Agreement

      We entered into an agreement with Tyco pursuant to which we may have the opportunity to provide financing for Tyco customers after this offering. Pursuant to this agreement, Tyco may offer us the opportunity in appropriate circumstances to develop financing programs under which we could offer Tyco customers financing, leasing, rental and related financial services and products. We may also have the opportunity to provide other financial services in connection with the acquisition of products and services from third party suppliers. This agreement will remain in effect until terminated by either party on 90 days' notice.

Operating Agreement

      When Tyco acquired us, CIT and Tyco entered into an Operating Agreement, dated as of June 1, 2001, that provided that (i) CIT and Tyco would not engage in transactions, including finance, underwriting and asset management and servicing transactions, unless the transactions were at arm's-length and for fair value, (ii) CIT would have sole discretion and decision-making authority for underwriting, managing and servicing assets in transactions originated through Tyco, (iii) dividends and distributions from CIT to Tyco were limited to
(x) fifteen percent (15%) of our cumulative net income, plus (y) the net capital contributions by Tyco to CIT, and (iv) CIT would at all times maintain our books, records and assets separately from Tyco. The Operating Agreement terminated upon completion of our IPO.

Other Transactions

      On September 30, 2001, we sold at net book value certain international subsidiaries to a non-U.S. subsidiary of Tyco. As a result of this sale, we had receivables from affiliates totaling $1,440.9 million, representing our debt investment in these subsidiaries. CIT charged arm's length, market-based interest rates on these receivables, and recorded $19.0 million of interest income, as an offset to interest expense, related to those notes for the quarter ended December 31, 2001. A note receivable issued at the time of this transaction of approximately $295 million was collected.

      Following Tyco's announcement on January 22, 2002 that it planned to separate into four independent, publicly traded companies, we repurchased at net book value the international subsidiaries on February 11, 2002. In conjunction with this repurchase, the receivables from affiliates of $1,588.1 million on the Consolidated Balance Sheet at December 31, 2001 was satisfied.

      We have entered into a number of equipment loans and leases with affiliates of Tyco. Lease terms generally range from 3 to 12 years. Tyco has guaranteed payment and performance obligations under each loan and lease agreement. At September 30, 2002, the aggregate amount outstanding under these equipment loans and leases was approximately $29.3 million.

      While CIT was an indirect subsidiary of Tyco, certain of CIT's expenses, such as third party consulting and legal fees, were paid by Tyco and billed to CIT. The payables were subsequently satisfied.

      On May 1, 2002, we assumed a third-party corporate aircraft lease obligation from Tyco. The assumed lease obligation is approximately $16.0 million and extends for 134 months beginning on May 1, 2002. Prior to Tyco's acquisition of us, we had an agreement to purchase this aircraft directly from the previous owner.

      On September 30, 2002, certain subsidiaries of Tyco sold receivables totaling $350.0 million to CIT in a factoring transaction. At various times during the year ended September 30, 2002 CIT and Tyco engaged in similar factoring transactions, the highest amount of which was $384.4 million.

Item 14. Controls and Procedures.

      Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that the information that the Company must disclose in its reports filed under the Securities Exchange Act is communicated and processed in a timely manner. Albert R. Gamper Jr. Chairman, President and Chief Executive Officer, and Joseph M. Leone, Executive Vice President and Chief Financial Officer, participated in this evaluation.

      Based on this evaluation, Messrs. Gamper and Leone concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective, except as noted in the next paragraph. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

      During our fiscal 2002 financial reporting process, management, in consultation with the Company's independent accountants, identified a deficiency in our tax financial reporting process relating to the calculation of deferred tax assets and liabilities which constitutes a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management believes that this matter has not had any material impact on our financial statements. Management has initiated the design, development and implementation of processes and controls to address this deficiency, the completion of which will extend into 2003.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

      1.    The following financial statements of CIT and Subsidiaries:

            Reports of Independent Accountants

            Consolidated  Balance  Sheets-September  30, 2002 and  September 30,
            2001

            Consolidated Statements of Income for the fiscal year ended September 30, 2002, for the period from June 2 through September 30, 2001, for the period January 1 through June 1, 2001, and for the fiscal year ended December 31, 2000

            Consolidated Statements of Stockholders' Equity for the fiscal year ended September 30, 2002, for the period from June 2 through September 30, 2001, for the period January 1 through June 1, 2001, and for the fiscal year ended December 31, 2001

            Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2002, for the period from June 2 through September 30, 2001, for the period January 1 through June 1, 2001, and for the fiscal year ended December 31, 2001

            Notes to Consolidated Financial Statements

      2. All schedules are omitted because they are not applicable or because the required information appears in the Consolidated Financial Statements or the notes thereto.

      (b) Current Report on Form 8-K, filed on July 1, 2002, reporting the pricing of its initial public offering and the assumption by CIT of all debt obligations of its predecessor, and filing certain exhibits.

            Current Report on Form 8-K, filed on July 12, 2002, reporting CIT's announcement of the underwriters exercise of the overallotment option with respect to CIT's initial public offering.

            Current Report on Form 8-K, dated July 23, 2002, reporting CIT's announcement of financial results for the quarter ended June 30, 2002.

      (c) Exhibits

            2.1 Agreement and Plan of Merger, dated as of July 2, 2002, by and between Tyco Capital Holding, Inc., a Nevada corporation, and CIT Group Inc., a Nevada corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed by CIT on July 10,
                  2002).

            2.2 Agreement and Plan of Merger, dated as of July 2, 2002, by and between CIT Group Inc. (Del), a Delaware corporation, and Tyco Capital Holding, Inc., a Nevada corporation (incorporated by reference to Exhibit 2.2 to Form 8-K filed by CIT on July 10,
                  2002).

            3.1   Restated   Certificate   of   Incorporation   of  the  Company
                  (incorporated by reference to Exhibit 3.1 to Form 8-K filed by CIT on July 10, 2002).

            3.2   Certificate   of   Amendment   of  Restated   Certificate   of
                  Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K filed by CIT on July 10, 2002).

            3.3 Certificate of Ownership and Merger merging Tyco Capital Holding, Inc. and CIT Group Inc. (Del) (incorporated by reference to Exhibit 3.3 to Form 8-K filed by CIT on July 10,
                  2002).

            3.4   By-laws of the Company  (incorporated  by reference to Exhibit
                  3.4 to Form 8-K filed by CIT on July 10, 2002).

            4.1 Form of Certificate of Common Stock of CIT (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed June 26, 2002). 4.2 Indenture dated as of September 24, 1998 by and between CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and The Bank of New York, as trustee, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to an Exhibit to Form S-3 filed by CIT on September 24, 1998).

            4.3 First Supplemental Indenture dated as of June 1, 2001 among CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), CIT Holdings (NV) Inc. and The Bank of New York, as trustee, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.2g to Amendment No. 1 to Form S-3 filed by CIT on August 8, 2001).

            4.4 Second Supplemental Indenture dated as of February 14, 2002 to an Indenture dated as of September 24, 1998, as supplemented by the First Supplemental Indenture dated as of June 1, 2001, by and between CIT Group Inc. (formerly know as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and The Bank of New York, as trustee, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.1 to Form 8-K filed by CIT on February 22, 2002).

            4.5 Indenture dated as of September 24, 1998 by and between CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and Bank One Trust Company, N.A., as trustee, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to an Exhibit to Form S-3 filed by CIT on September 24, 1998).

            4.6 First Supplemental Indenture dated as of May 9, 2001 among CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), Bank One Trust Company, N.A., as trustee, and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent (Incorporated by reference to Exhibit 4.2d to Post-Effective Amendment No. 1 to Form S-3 filed by CIT on May 11, 2001).

            4.7 Second Supplemental Indenture dated as of June 1, 2001 among CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), CIT Holdings (NV) Inc. and Bank One Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2e to Form S-3 filed by CIT on June 7, 2001).

            4.8 Third Supplemental Indenture dated as of February 14, 2002 to an Indenture dated as of September 24, 1998, as supplemented by the First Supplemental Indenture dated as of May 9, 2001 and the Second Supplemental Indenture dated as of June 1, 2001, by and between CIT Group Inc. (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and Bank One Trust Company, N.A., as trustee, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.2 to Form 8-K filed by CIT on February 22, 2002).

            4.9 Fourth Supplemental Indenture dated as of July 2, 2002 to an Indenture dated as of September 24, 1998, as supplemented by the First Supplemental Indenture dated as of May 9, 2001 and the Second Supplemental Indenture dated as of June 1, 2001 and the Third Supplemental Indenture dated as of February 14, 2002, by and between CIT Group Inc. (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and Bank One Trust Company, N.A., as trustee, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.1 to Form 8-K filed by CIT on July 10, 2002).

            4.9 Indenture dated as of September 24, 1998 by and between CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and The Bank of New York, as trustee, for the issuance of unsecured and senior subordinated debt securities (Incorporated by reference to an Exhibit to Form S-3 filed by CIT September 24, 1998).

            4.10 First Supplemental Indenture dated as of June 1, 2001 among CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), CIT Holdings (NV) Inc. and The Bank of New York, as trustee, for the issuance of unsecured and senior subordinated debt securities (Incorporated by reference to Exhibit 4.2f to Form S-3 filed by CIT on June 7, 2001).

            4.11 Second Supplemental Indenture dated as of February 14, 2002 to an Indenture dated as of September 24, 1998, as supplemented by the First Supplemental Indenture dated as of June 1, 2001, by and between CIT Group Inc. (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and The Bank of New York, as trustee, for the issuance of unsecured senior subordinated debt securities (Incorporated by reference to Exhibit 4.3 to Form 8-K filed by CIT on February 22, 2002).

            4.12 Third Supplemental Indenture dated as of July 2, 2002 to an Indenture dated as of September 24, 1998, as supplemented by the First Supplemental Indenture dated as of June 1, 2001 and the Second Supplemental Indenture dated as of February 14, 2002, by and between CIT Group Inc. (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and The Bank of New York, as trustee, for the issuance of unsecured senior subordinated debt securities (Incorporated by reference to Exhibit 4.2 to Form 8-K filed by CIT on July 10, 2002).

            4.13 Certain instruments defining the rights of holders of CIT's long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

            10.1 Agreement dated as of June 1, 2001 between CIT Holdings (NV) Inc., a wholly-owned subsidiary of Tyco International Ltd., and CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), a Nevada corporation, regarding transactions between CIT Holdings and CIT (incorporated by reference to Exhibit
                  10.13 to Form 8-K filed by CIT on June 7, 2001).

            10.2 Form of Separation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed June 26, 2002).

            10.3 Form of Financial Services Cooperation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).

            10.4 5-Year Credit Agreement, dated as of March 28, 2000, among CIT Group Inc. (formerly known as Tyco Capital Corporation and The CIT Group, Inc.), the banks party thereto, J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.), as Arranger, Barclays Bank PLC, Bank of America, N.A., Citibank, N.A. and The Dai-Ichi Kangyo Bank, Limited, as Syndication Agents, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent (`'5 Year Credit Agreement ") (Incorporated by reference to Exhibit 10.6 to Form 10-Q filed by CIT on February 14, 2002).

            10.5 Assumption Agreement, dated as of June 1, 2001, to 5 Year Credit Agreement (Incorporated by reference to Exhibit 10.7 to Form 10-Q filed by CIT on February 14, 2002).

            10.6 Additional Bank Agreement, dated as of August 1, 2000, to 5 Year Credit Agreement (Incorporated by reference to Exhibit
                  10.8 to Form 10-Q filed by CIT on February 14, 2002).

            10.7 $765,000,000 Credit Agreement, dated as of April 13, 1998, among Capita Corporation (formerly known as AT&T Capital Corporation), as Borrower, CIT Group Inc. (formerly known as Tyco Capital Corporation and The CIT Group, Inc.), as Guarantor, the banks party thereto (the `'Banks"), JP Morgan Chase Bank (formerly known as Morgan Guaranty Trust Company of New York), as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent, JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) and Deutsche Bank AG, New York Branch, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and CIBC Oppenheimer Corp., as Arrangers ("Capita Corporation Credit Agreement") (incorporated by reference to Exhibit 10.9 to Form 10-Q filed by CIT on February 14, 2002).

            10.8 Amendment No. 1 to Capita Corporation Credit Agreement, dated as of April 9, 1999 (Incorporated by reference to Exhibit
                  10.10 to Form 10-Q filed by CIT on February 14, 2002).

            10.9 Amendment No. 2 to Capita Corporation Credit Agreement, dated as of November 15, 1999 (Incorporated by reference to Exhibit
                  10.11 to Form 10-Q filed by CIT on February 14, 2002).

            10.10 Amendment No. 3 to Capita Corporation Credit Agreement,  dated as of May 30, 2001 (Incorporated by reference to Exhibit 10.12 to Form 10-Q filed by CIT on February 14, 2002).

            10.11 Assumption  Agreement,  dated as of June 1,  2001,  to  Capita
                  Corporation  Credit  Agreement  (Incorporated  by reference to
                  Exhibit 10.13 to Form 10-Q filed by CIT on February 14, 2002).

            10.12 Guaranty by CIT Group Inc.,  dated as of November 15, 1999, of
                  Capita Corporation Credit Agreement (Incorporated by reference to Exhibit 10.14 to Form 10-Q filed by CIT on February 14,
                  2002).

            10.13 364-Day Credit  Agreement,  dated as of March 27, 2001,  among
                  CIT Financial Ltd., the banks party thereto, as lenders, Royal Bank of Canada, as Administrative Agent, and Canadian Imperial Bank of Commerce and The Chase Manhattan Bank of Canada, as Syndication Agents ("Canadian 364-Day Credit Agreement") (Incorporated by reference to Exhibit 10.15 to Form 10-Q filed by CIT on February 14, 2002).

            10.14 Guaranty  of CIT  Group  Inc.,  dated as of July 2,  2002,  of
                  Canadian 364-Day Credit Agreement (Incorporated by reference to Exhibit 10.15 to Form 10-Q filed by CIT on August 14,
                  2002).

            10.15 364-Day Credit Agreement,  dated as of October 15, 2002, among
                  CIT Group Inc., the banks party thereto, J.P. Morgan Securities Inc., as Sole Lead Arranger and Bookrunner, JPMorgan Chase Bank, as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Bank of America, N.A., as Syndication Agent, and Citibank, N.A., as Syndication Agent (incorporated by reference to Form 8-K filed October 24,
                  2002).

            10.19 Retention  Agreement for Albert R. Gamper, Jr., as proposed to be amended (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registration Statement on Form S-1 filed June 26, 2002).

            10.20 Retention  Agreement  for  Joseph M.  Leone  (incorporated  by
                  reference  to  Exhibit   10.20  to  Amendment  No.  3  to  the
                  Registration Statement on Form S-1 filed June 26, 2002).

            10.21 Retention  Agreement  for Thomas B. Hallman  (incorporated  by
                  reference  to  Exhibit   10.21  to  Amendment  No.  3  to  the
                  Registration Statement on Form S-1 filed June 26, 2002).

            10.22 Retention Agreement for David D. McKerroll.

            10.23 Retention   Agreement  for  Nikita  Zdanow   (incorporated  by
                  reference  to  Exhibit   10.23  to  Amendment  No.  3  to  the
                  Registration Statement on Form S-1 filed June 26, 2002).

            10.24 Executive Severance Plan (incorporated by reference to Exhibit
                  10.24 to Amendment No. 3 to the Registration Statement on Form S-1 filed June 26, 2002).

            10.25 Long-Term Equity  Compensation Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement on Form S-1 filed June 26, 2002).

            10.26 Form of Indemnification  Agreement  (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement on Form S-1 filed June 26, 2002).

            10.27 Form of Tax Agreement by and between Tyco  International  Ltd.
                  and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).

            12.1 CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

            21.1  Subsidiaries of CIT.

            23.1  Consent of PricewaterhouseCoopers LLP.

            23.2  Consent of KPMG LLP.

            24.1  Powers of Attorney.

            99.1  Certification  of Albert R. Gamper,  Jr. pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CIT GROUP INC.

                                 By:           /s/ Robert J. Ingato
                                    --------------------------------------------
                                                  Robert J. Ingato
                                    Executive Vice President and General Counsel

December 23, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on December --, 2002 in the capacities indicated below.

                         Name                                       Date
                         ----                                       ----
               /s/ Albert R. Gamper, Jr.                      December 23, 2002
---------------------------------------------------------
                 Albert R. Gamper, Jr.
Chairman, President, Chief Executive Officer and Director
             (principal executive officer)

                     John S. Chen*
---------------------------------------------------------
                     John S. Chen
                       Director

                 William A. Farlinger*
---------------------------------------------------------
                 William A. Farlinger
                       Director

                    Thomas H. Kean*
---------------------------------------------------------
                    Thomas H. Kean
                       Director

                 Edward J. Kelly, III*
---------------------------------------------------------
                 Edward J. Kelly, III
                       Director

                    Peter J. Tobin*
---------------------------------------------------------
                    Peter J. Tobin
                       Director

                  /s/ Joseph M. Leone                         December 23, 2002
---------------------------------------------------------
                    Joseph M. Leone
             Executive Vice President and
                Chief Financial Officer
            (principal accounting officer)

By:              /s/ Robert J. Ingato                         December 23, 2002
   ------------------------------------------------------
                   Robert J. Ingato
     Executive Vice President and General Counsel

      Original powers of attorney  authorizing Albert R. Gamper,  Jr., Robert J.
Ingato, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.

                                 CERTIFICATIONS

I, Albert R. Gamper, Jr., certify that:

      1. I have reviewed this annual report on Form 10-K of CIT Group Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

                                           /s/ Albert R. Gamper, Jr.
                                  --------------------------------------------
                                              Albert R. Gamper, Jr.
                                  Chairman, President, Chief Executive Officer
                                                  and Director

I, Joseph M. Leone, certify that:

      1. I have reviewed this annual report on Form 10-K of CIT Group Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

                                             /s/ Joseph M. Leone
                            ----------------------------------------------------
                                               Joseph M. Leone
                            Executive Vice President and Chief Financial Officer