Form 10-K
period 2002-12-31
CIT GROUP INC
filed 2003-02-26
CIK 1171825

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    Form 10-K
                                    ---------

      |_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

      |X|   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from October 1, 2002 to December 31, 2002

                                   ----------

                        Commission File Number: 001-31369

                                 CIT Group Inc.
             (Exact name of registrant as specified in its charter)

                      Delaware                                   65-1051192
           (State or other jurisdiction                         (IRS Employer
         of incorporation or organization)                   Identification No.)

        1 CIT Drive, Livingston, New Jersey                        07039
(Address of registrant's principal executive offices)            (Zip Code)

       (Registrant's telephone number including area code): (973) 740-5000

                                   ----------

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
          Title of each class                              on which registered
          -------------------                            -----------------------
Common Stock, par value $0.01 per share ..............   New York Stock Exchange
5 7/8% Notes due October 15, 2008 ....................   New York Stock Exchange

                                   ----------

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the most recent New York Stock Exchange Composite Transaction closing price of Common Stock ($17.10 per share, 211,445,378 shares of common stock outstanding), which occurred on February 14, 2003, was $3,615,715,964. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant. At February 14, 2003, 211,573,200 shares of CIT's common stock, par value $0.01 per share, were outstanding.

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

      Portions of the registrant's definitive proxy statement relating to the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof to the extent described herein. See pages 98 to 102 for the exhibit index.

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

Form 10-K
Item No.                          Name of Item                              Page
---------                         ------------                              ----
                                     Part I
Item 1.   Business .......................................................   1
Item 2.   Properties .....................................................   6
Item 3.   Legal Proceedings ..............................................   7
Item 4.   Submission of Matters to a Vote of Security Holders ............   7

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters ..........................................   8
Item 6.   Selected Financial Data ........................................   8
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations and ......................   11
Item 7A.  Quantitative and Qualitative Disclosure about
            Market Risk ..................................................   11
Item 8.   Financial Statements and Supplementary Data ....................   44
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ..........................   96

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant .............   97
Item 11.  Executive Compensation .........................................   97
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters ...................   97
Item 13.  Certain Relationships and Related Transactions .................   97
Item 14.  Controls and Procedures ........................................   97

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K ..................................................   98

Signatures ...............................................................   103
Certifications ...........................................................   104
Where You Can Find More Information ......................................   106

                                     PART I

Item 1. Business

Overview

      CIT Group Inc., a Delaware corporation ("we," "CIT" or the "Company"), is a leading global commercial and consumer finance company that was founded in 1908. We are a source of financing and leasing capital for companies in a wide variety of industries, including many of today's leading industries and emerging businesses, offering vendor, equipment, commercial, factoring, consumer, and structured financing capabilities.

      On July 8, 2002, our former parent, Tyco International Ltd. ("Tyco"), completed a sale of 100% of CIT's outstanding common stock in an initial public offering. Immediately prior to the offering, a restructuring was effectuated whereby our predecessor, CIT Group Inc., a Nevada corporation, was merged with and into its parent Tyco Capital Holding, Inc. ("TCH"), a Nevada corporation, and that combined entity was further merged with and into CIT Group Inc. (Del), a Delaware corporation. In connection with the reorganization, CIT Group Inc.
(Del) was renamed CIT Group Inc. As a result of the reorganization, CIT is the successor to CIT Group Inc. (Nevada)'s business, operations and obligations.

      On June 1, 2001, The CIT Group, Inc., a predecessor of CIT, was acquired by TCH, a wholly-owned subsidiary of Tyco, in a purchase business combination recorded under the "push-down" method of accounting, resulting in a new basis of accounting for the "successor" periods beginning June 2, 2001. Information relating to all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting.

      Following the acquisition by Tyco, we changed our fiscal year end from December 31 to September 30 to conform to Tyco's. On November 5, 2002, our board of directors approved returning to a calendar year end for financial reporting. As a result, the quarter ended December 31, 2002 constitutes a transitional fiscal period.

      We have a broad array of "franchise" businesses that focus on specific industries, asset types and markets, which are balanced by client, industry and geographic diversification. Managed assets were $46.4 billion, owned financing and leasing assets were $35.9 billion and stockholders' equity was $4.9 billion at December 31, 2002.

      We provide a wide range of financing and leasing products to small, midsize and larger companies across a wide variety of industries, including manufacturing, retailing, transportation, aerospace, construction, technology, communication, and various service-related industries. The secured lending, leasing and factoring products of our operations include direct loans and leases, operating leases, leveraged and single investor leases, secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing, debtor-in-possession and turnaround financing, and acquisition and expansion financing. Consumer lending is conducted in our Specialty Finance segment and consists primarily of home equity lending to consumers originated largely through a network of brokers and correspondents.

      Transactions are generated through direct calling efforts with borrowers, lessees, equipment end-users, vendors, manufacturers and distributors and through referral sources and other intermediaries. In addition, our strategic business units jointly structure certain transactions and refer transactions to other CIT units to best meet our customers' overall financing needs. We also buy and sell participations in and syndications of finance receivables and/or lines of credit. From time to time, in the normal course of business, we purchase finance receivables on a wholesale basis to supplement our originated finance receivables and sell select finance receivables and equipment under operating leases for risk and other balance sheet management purposes, or to improve profitability.

Business Segments

      We conduct our operations through strategic business units that market products and services to satisfy the financing needs of specific customers, industries, vendors/manufacturers, and markets. Our four business segments are as follows:

      o     Equipment Financing and Leasing

      o     Specialty Finance

      o     Commercial Finance

      o     Structured Finance

Equipment Financing and Leasing Segment

      Our Equipment Financing and Leasing Segment had total financing and leasing assets of $14.2 billion at December 31, 2002, representing 39.6% of total financing and leasing assets. Total Equipment Financing and Leasing managed assets were $18.1 billion or 39.1% of total managed assets. We conduct our Equipment Financing and Leasing operations through two strategic business units:

      o Equipment Financing offers secured equipment financing and leasing and focuses on the broad distribution of its products through manufacturers, dealers/distributors, intermediaries and direct calling efforts primarily in manufacturing, construction, food services/stores, transportation and other industries.

      o Capital Finance offers secured equipment financing and leasing by directly marketing customized transactions of commercial aircraft and rail cars and locomotives.

      Equipment Financing and Capital Finance personnel have extensive experience in managing equipment over its full life cycle, including purchasing new equipment, maintaining equipment, estimating residual values and re-marketing via re-leasing or selling equipment. Equipment Financing's and Capital Finance's equipment and industry expertise enables them to effectively manage equipment risk. For example, Capital Finance can reacquire commercial aircraft, if necessary, obtain any required maintenance and repairs for such aircraft, and re-certify such aircraft with appropriate authorities. We manage the equipment, the residual value and the risk of equipment remaining idle for extended periods of time and, where appropriate, we locate alternative equipment users or purchasers.

Equipment Financing

      Equipment Financing had total financing and leasing assets of $8.1 billion at December 31, 2002, representing 22.7% of our total financing and leasing assets. On a managed asset basis, Equipment Financing represents $12.1 billion or 26.1% of total managed assets. Equipment Financing offers secured equipment financing and leasing products, including loans, leases, wholesale and retail financing for distributors and manufacturers, loans guaranteed by the U.S. Small Business Administration, operating leases, sale and leaseback arrangements, portfolio acquisitions, revolving lines of credit and in-house syndication capabilities.

      Equipment Financing is a diversified, middle-market, secured equipment lender with a global presence and strong North American marketing coverage. At December 31, 2002, its portfolio included significant financing and leasing assets to customers in a number of different industries, with manufacturing being the largest as a percentage of financing and leasing assets, followed by construction and transportation, including business aircraft.

      Products are originated through direct calling on customers and through relationships with manufacturers, dealers, distributors and intermediaries that have leading or significant marketing positions in their respective industries. This provides Equipment Financing with efficient access to equipment end-users in many industries across a variety of equipment types.

Capital Finance

      Capital Finance had financing and leasing assets of $6.1 billion at December 31, 2002, which represented 16.9% of our total financing and leasing assets and 13.1% of managed assets. Capital Finance specializes in providing customized leasing and secured financing primarily to end-users of commercial aircraft and railcars, including operating leases, single investor leases, equity portions of leveraged leases, and sale and leaseback arrangements, as well as loans secured by equipment. Typical customers are major domestic and international airlines, North American railroad companies and middle-market to larger-sized companies. New business is generated through direct calling efforts supplemented with transactions introduced by intermediaries and other referral sources. Capital Finance utilizes special purpose entities (SPE's) to record certain structured leasing transactions, primarily aerospace leveraged leases. These SPE's are consolidated in CIT's financial statements.

      Capital Finance has provided financing to commercial airlines for over thirty years, and the commercial aerospace portfolio includes most of the leading U.S. and foreign commercial airlines. As of December 31, 2002, the commercial aerospace financing and leasing asset balance was $4.1 billion, consisting of 78 accounts and 194 aircraft with an average age of approximately
6.9 years, and all comply with Stage III noise regulations.

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

      Capital Finance has over 25 years of experience in financing the rail industry, contributing to its knowledge of asset values, industry trends, product structuring and customer needs. Capital Finance has a dedicated rail equipment group, maintains relationships with several leading railcar manufacturers and has a significant direct calling effort on railroads and rail shippers in the United States. The Capital Finance rail portfolio includes leases to all of the U.S. and Canadian Class I railroads (which are railroads with annual revenues of at least $250 million) and numerous shippers. The operating lease fleet includes primarily covered hopper cars used to ship grain and agricultural products, plastic pellets and cement; gondola cars for coal, steel coil and mill service; open hopper cars for coal and aggregates; center beam flat cars for lumber; and boxcars for paper and auto parts. The owned operating lease rail car fleet is relatively young, with approximately 80% (based upon net investment) built in 1994 or later. The Capital Finance rail owned and serviced fleet totals in excess of 47,000 railcars and approximately 500 locomotives.

Specialty Finance Segment

      At December 31, 2002, the Specialty Finance Segment financing and leasing assets totaled $10.3 billion, representing 28.8% of total financing and leasing assets. Specialty Finance managed assets were $16.9 billion, representing 36.4% of total managed assets. These assets include small ticket commercial financing and leasing assets, vendor programs and consumer home equity loans. Also included in the owned financing and leasing assets are previously announced liquidating portfolios, which include manufactured housing, recreational vehicles, recreational marine and wholesale inventory finance.

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

      These vendor alliances feature traditional vendor finance programs, joint ventures, profit sharing and other transaction structures with large, sales-oriented corporate vendor partners. In the case of joint ventures, Specialty Finance and the vendor combine financing activities through a distinct legal entity that is jointly owned. Generally, Specialty Finance accounts for these arrangements on an equity basis, with profits and losses distributed according to the joint venture agreement, and purchases qualified finance receivables originated by the joint venture. Specialty Finance also utilizes "virtual joint ventures," whereby the assets are originated on Specialty Finance's balance sheet, while profits and losses are shared with the vendor. These types of strategic alliances are a key source of business for Specialty Finance. New vendor alliance business is also generated through intermediaries and other referral sources, as well as through direct end-user relationships.

      The Specialty Finance small-ticket commercial loan business is engaged mainly in the leasing of office products, computers, point-of-sale equipment and other technology products in the United States and Canada. Products are originated through direct calling on customers and through relationships with manufacturers, dealers, distributors and other intermediaries.

      Home equity products include both fixed and variable-rate closed-end loans and variable-rate lines of credit. This unit primarily originates, purchases and services loans secured by first or second liens on detached, single-family, residential properties. Customers borrow for the purpose of consolidating debts, refinancing an existing mortgage, funding home improvements, paying education expenses and, to a lesser extent, purchasing a home, among other reasons. Specialty Finance primarily originates loans through brokers and correspondents with a high proportion of home equity applications processed electronically over the internet via BrokerEdge(SM) using proprietary systems. Through experienced lending professionals and automation, Specialty Finance provides rapid turnaround time from application to loan funding, which is critical to broker relationships.

      Specialty Finance sells individual loans and portfolios of loans to banks, thrifts and other originators of consumer loans to maximize the value of its origination network and to improve overall profitability. Contract servicing for securitization trusts and other third parties is provided through a centralized consumer Asset Service Center. Commercial assets are serviced via several centers in the United States, Canada and internationally. Our Asset Service Center centrally services and collects substantially all of our consumer receivables, including loans originated or purchased by our Specialty Finance segment, as well as loans originated or purchased and subsequently securitized with servicing retained. The servicing portfolio also includes loans owned by third parties that are serviced by our Specialty Finance segment for a fee on a "contract" basis. These third-party portfolios totaled $2.2 billion at December 31, 2002.

Commercial Finance Segment

      At December 31, 2002, the financing and leasing assets of our Commercial Finance Segment totaled $8.0 billion, representing 22.4% of total financing and leasing assets and 17.3% of managed assets. We conduct our Commercial Finance operations through two strategic business units, both of which focus on accounts receivable and inventories as the primary source of security for their lending transactions.

      o Commercial Services provides factoring and receivable/collection management products and secured financing to companies in apparel, textile, furniture, home furnishings and other industries.

      o Business Credit provides secured financing, including term and revolving loans based on asset values, as well as cash flow and enterprise value structures to a full range of borrowers from small to larger-sized companies.

Commercial Services

      Commercial Services had total financing and leasing assets of $4.4 billion at December 31, 2002, which represented 12.2% of our total financing and leasing assets and 9.5% of managed assets. Commercial Services offers a full range of domestic and international customized credit protection, lending and outsourcing services that include working capital and term loans, factoring, receivable management outsourcing, bulk purchases of accounts receivable, import and export financing and letter of credit programs.

      Financing  is  provided  to  clients  through  the  purchase  of  accounts receivable owed to clients by their customers, as well as by guaranteeing amounts due under letters of credit issued to the clients' suppliers, which are collateralized by accounts receivable and other assets. The purchase of accounts receivable is traditionally known as "factoring" and results in the payment by the client of a factoring fee which is commensurate with the underlying degree of credit risk and recourse, and which is generally a percentage of the factored receivables or sales volume. When Commercial Services "factors" (i.e., purchases) a customer invoice from a client, it records the customer receivable as an asset and also establishes a liability for the funds due to the client ("credit balances of factoring clients"). Commercial Services also may advance funds to its clients prior to collection of receivables, typically in an amount up to 80% of eligible accounts receivable (as defined for that transaction), charging interest on such advances (in addition to any factoring fees) and satisfying such advances from receivables collections. The operating systems of the clients and Commercial Services are integrated in order to facilitate the factoring relationship.

      Clients use Commercial Services' products and services for various purposes, including improving cash flow, mitigating or reducing the risk of charge-offs, increasing sales and improving management information. Further, with the TotalSource(SM) product, clients can outsource bookkeeping, collection and other receivable processing activities. These services are attractive to industries outside the typical factoring markets, providing growth opportunities.

      Commercial Services generates business regionally from a variety of sources, including direct calling efforts and referrals from existing clients and other referral sources. Accounts receivable, operations and other administrative functions are centralized.

Business Credit

      Financing and leasing assets of Business Credit totaled $3.6 billion at December 31, 2002 and represented 10.2% of our total financing and leasing assets and 7.9% of managed assets. Business Credit offers loan structures ranging from asset-based revolving and term loans secured by accounts receivable, inventories and fixed assets to loans based on earnings performance and enterprise valuations to mid through larger-sized companies. Clients use such loans primarily for working capital, growth, acquisitions, debtor-in-possession financing and debt restructurings. Business Credit sells and purchases participation interests in such loans to and from other lenders.

      Through its variable rate, senior revolving and term products, Business Credit meets its customer financing needs that are unfulfilled by other sources of senior debt. Business Credit primarily structures financings on a secured basis and, through its Corporate Finance unit, extends loans based upon the sustainability of a customer's operating cash flow and ongoing enterprise valuations. Revolving and term loans are made on a variable interest-rate basis based upon published indices such as LIBOR or the prime rate of interest.

      Business is originated regionally via solicitation activities focused upon various types of intermediaries and referral sources. Business Credit has increased its focus upon acquisition financings to compliment its debt restructuring activities. Business Credit maintains long term relationships with selected banks, finance companies, and other lenders to both source and diversify senior debt exposures.

Structured Finance Segment

      Structured Finance had financing and leasing assets of $3.3 billion, comprising 9.2% of our total financing and leasing assets and 7.2% of managed assets at December 31, 2002. Structured Finance operates internationally through operations in the United States, Canada and Europe. Structured Finance provides specialized investment banking services to the international corporate finance and institutional finance markets by providing asset-based financing for large ticket asset acquisitions and project financing and related advisory services to equipment manufacturers, corporate clients, regional airlines, governments and public sector agencies. Communications (including telecommunication and media), transportation, and the power and utilities sectors are among the industries that Structured Finance serves.

      Structured Finance also serves as an origination conduit to its lending partners by seeking out and creating investment opportunities. Structured Finance has established relationships with insurance companies and institutional investors and can arrange financing opportunities that meet asset class, yield, duration and credit quality requirements. Accordingly, syndication capability and fee generation are key characteristics of Structured Finance's business. Structured Finance utilizes special purpose entities (SPE's) to record certain structured leasing transactions, including leveraged leases. These SPE's are generally consolidated in CIT's financial statements.

      The segment has direct and private fund venture capital equity investments totaling $335.4 million at December 31, 2002. In 2001, we ceased making new venture capital investments beyond existing commitments, which totaled approximately $164.9 million at December 31, 2002. In December 2002, we retained a private equity firm, consisting of former CIT employees, to manage the existing portfolio.

Other Segment and Concentration Data

      The percentage of total segment operating margin for the three months ended December 31, 2002 by segment is as follows: Equipment Financing and Leasing -- 23%, Specialty Finance -- 42%, Commercial Finance -- 29%, and Structured Finance -- 6%. For the three months ended December 31, 2002, 80% of our revenues were derived from U.S. financing and leasing activities and 20% were derived from international financing and leasing activities

      Further segment data, including certain income related balances, is disclosed in Item 8. Financial Statements and Supplementary Data, Note 25.

      See Item 8. Financial Statements and Supplementary Data, Note 8 and the "Concentrations" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, for a discussion on industry concentration.

Competition

      Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. Competitors include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, leasing companies, manufacturers and vendors with global reach. Substantial financial services operations with global reach have been formed by bank holding, leasing, finance and insurance companies that compete with us. On a local level, community banks and smaller independent finance and mortgage companies are a competitive force. Some competitors have substantial local market positions. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of these competitors are larger than we are and may have access to capital at a lower cost than we do, particularly following the recent disruption to our funding base. Competition had been enhanced by a strong economy and growing marketplace liquidity prior to 2001, although, during 2002 and 2001, the economy has slowed and marketplace liquidity has tightened. The markets for most of our products are characterized by a large number of competitors, although the number of competitors has fallen in recent years as a consequence of continued consolidation in the industry.

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

Regulation

      Our operations are subject, in certain instances, to supervision and regulation by state, federal and various foreign governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities, including establishing licensing requirements, if any, in applicable jurisdictions, (ii) establish maximum interest rates, finance charges and other charges, (iii) regulate customers' insurance coverages, (iv) require disclosures to customers, (v) govern secured transactions, (vi) set collection, foreclosure, repossession and claims handling procedures and other trade practices, (vii) prohibit discrimination in the extension of credit and administration of loans, (viii) regulate the use and reporting of information related to a borrower's credit experience and other data collection. In addition, (i) CIT Bank, a Utah industrial loan corporation wholly owned by CIT, is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions,
(ii) CIT Small Business Lending Corporation, a Delaware corporation, is licensed by and subject to regulation and examination by the U.S. Small Business
Administration, (iii) The Equipment Insurance Company, a Vermont corporation, and Highlands Insurance Company Limited, a Barbados company, are each licensed to enter into insurance contracts and are regulated by the Department of Insurance in Vermont and Barbados, respectively, (iv) various banking corporations in France, Italy, Belgium and Sweden, are each subject to regulation and examination by banking regulators in its home country, and (v) various broker-dealer entities in Canada, the United Kingdom, and the United States are each subject to regulation and examination by securities regulators in its home country.

Employees

      CIT employed approximately 5,835 people at December 31, 2002, of which approximately 4,405 were employed in the United States and 1,430 were outside the United States.

Item 2. Properties

      CIT conducts its operations in the United States, Canada, Europe, Latin America, Australia and the Asia-Pacific region. CIT occupies approximately 2.5 million square feet of office space, substantially all of which is leased. Such office space is suitable and adequate for our needs and we utilize, or plan to utilize, substantially all of our leased office space. We are currently in negotiations to purchase our Livingston facility during 2003 at a price that results in expense levels that are comparable to the current lease expenses.

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

Item 4. Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders during the three months ended, December 31, 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock is listed on the New York Stock Exchange. During the period July 2, 2002 (the first day of trading subsequent to our initial public offering) ("IPO") through September 30, 2002 the high and low last reported sales price for our common stock was $23.80 and $17.98, respectively. During the three months ended December 31, 2002, the respective high and low prices were $22.49 and $13.95.

      Following our initial public offering in November 1997 and prior to the acquisition by Tyco International Ltd. ("Tyco"), we paid a quarterly dividend of $0.10 per share (based upon shares outstanding prior to the Tyco acquisition), except for the first quarter of 1998. During Tyco's ownership from June 2001 until July 2002, there were no cash dividends on our common stock. Following our July 2002 IPO, our policy has been to pay a dividend while retaining a strong capital base. On October 28, 2002, our board of directors declared the first such quarterly dividend of $0.12 per share, which was paid on November 27, 2002 to shareholders of record on November 15, 2002. The board of directors declared another quarterly dividend of $0.12 per share on January 21, 2003, payable on February 28, 2003 to shareholders of record on February 15, 2003. The declaration and payment of future dividends are subject to the discretion of our board of directors. Any determination as to the payment of dividends, including the level of dividends, will depend on, among other things, general economic and business conditions, our strategic and operational plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as the board of directors may consider to be relevant.

      As of February 5, 2003, there were 27,891 beneficial owners of CIT common stock.

      All equity compensation plans were approved by our sole shareholder prior to our 2002 IPO, and are summarized in the following table.

                                                                                Number of securities
                                                                               remaining available for
                                   Number of securities                         future issuance under
                                       to be issued       Weighted-average    equity compensation plans
                                     upon exercise of     exercise price of     (excluding securities
                                    outstanding options  outstanding options  reflected in column (a))
                                   --------------------  -------------------  -------------------------
                                           (a)                   (b)                     (c)
Equity compensation plans
  approved by security
  holders .......................       15,335,255             $33.13                 10,139,698

      We  had  no  equity   compensation   plans  that  were  not   approved  by
shareholders. For further information on such plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data,
Note 19.

Item 6. Selected Financial Data

      On June 1, 2001, The CIT Group, Inc. ("CIT") was acquired by a wholly-owned subsidiary of Tyco, in a purchase business combination recorded under the "push-down" method of accounting, resulting in a new basis of accounting for the "successor" period beginning June 2. Information relating to all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting. Following the Tyco acquisition, CIT adopted Tyco's fiscal year ending September 30. To assist in the comparability of our financial results and discussions, results of operations for the nine months ended September 30, 2001 include results for five months of the predecessor and four months of the successor and are designated as "combined".

      On July 8, 2002, our former parent, Tyco, completed a sale of 100% of CIT's outstanding common stock in the IPO. Immediately prior to the offering, CIT was merged with its parent Tyco Capital Holding, Inc. ("TCH"), a company used to acquire CIT. As a result of the reorganization, the historical financial statements of TCH are included in the historical consolidated CIT financial statements. Prior to the IPO of CIT on July 8, 2002, the activity of TCH consisted primarily of interest expense to an affiliate of Tyco, and the TCH accumulated net deficit was relieved via a capital contribution from Tyco. There was no TCH activity subsequent to June 30, 2002. The results for both the periods ended September 30, 2002 and September 30, 2001 include activity of TCH. Therefore, certain previously reported CIT data may differ from the data presented below, due primarily to the inter-company debt and related interest expense of TCH.

      On November 5, 2002, the CIT board of directors approved returning to a calendar year end from a September 30 fiscal year end. As a result, the three months ended December 31, 2002 constitutes a transitional fiscal period.

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

                                                 At or for     At or for      At or for
                                                 the Three     the Twelve     the Nine            At or for the Years Ended
                                                Months Ended  Months Ended  Months Ended                 December 31,
                                                December 31,  September 30, September 30, -----------------------------------------
                                                   2002          2002           2001          2000          1999         1998
                                                -----------   -----------    ----------   ------------- ------------- -------------
($ in millions, except per share data)          (successor)   (successor)    (combined)   (predecessor) (predecessor) (predecessor)
--------------------------------------
Results of Operations
Net finance margin ...........................   $   354.4     $ 1,662.5      $ 1,318.8     $ 1,469.4     $   917.4     $   804.8
Provision for credit losses ..................       133.4         788.3          332.5         255.2         110.3          99.4
Operating margin .............................       478.1       1,806.5        1,558.9       2,126.2       1,157.9         960.8
Salaries and general operating
    expenses .................................       242.1         946.4          794.5       1,035.2         516.0         407.7
Goodwill impairment ..........................          --       6,511.7             --            --            --            --
Goodwill amortization ........................          --            --           97.6          86.3          25.7          10.1
Acquisition related costs ....................          --            --           54.0            --            --            --
Interest expense -- TCH ......................          --         662.6           98.8            --            --            --
Net income (loss) ............................       141.3      (6,698.7)         263.3         611.6         389.4         338.8
Net income (loss) per share(1) --
    basic and diluted ........................        0.67        (31.66)          1.24          2.89          1.84          1.60
Dividends per share(1) .......................        0.12            --           0.25          0.50          0.31          0.23

Balance Sheet Data
Total finance receivables ....................   $27,621.3     $28,459.0      $31,879.4     $33,497.5     $31,007.1     $19,856.0
Reserve for credit losses ....................       760.8         777.8          492.9         468.5         446.9         263.7
Operating lease equipment, net ...............     6,704.6       6,567.4        6,402.8       7,190.6       6,125.9       2,774.1
Goodwill, net ................................       384.4         384.4        6,547.5       1,964.6       1,850.5         216.5
Total assets .................................    41,932.4      42,710.5       51,349.3      48,689.8      45,081.1      24,303.1
Commercial paper .............................     4,974.6       4,654.2        8,869.2       9,063.5       8,974.0       6,144.1
Variable-rate bank credit facilities .........     2,118.0       4,037.4             --            --            --            --
Variable-rate senior notes ...................     4,906.9       5,379.0        9,614.6      11,130.5       7,147.2       4,275.0
Fixed-rate senior notes ......................    19,681.8      18,385.4       17,113.9      17,571.1      19,052.3       8,032.3
Subordinated fixed-rate notes ................          --            --          100.0         200.0         200.0         200.0
Company-obligated mandatorily
    redeemable preferred securities
    of subsidiary trust holding solely
    debentures of the Company ................       257.2         257.7          260.0         250.0         250.0         250.0
Stockholders' equity .........................     4,870.7       4,757.8        5,947.6       6,007.2       5,554.4       2,701.6

Selected Data and Ratios
Profitability
Net finance margin as a percentage of
    average earning assets ("AEA")(2) ........        4.34%         4.64%          4.34%         3.61%         3.59%         3.93%
Ratio of earnings to fixed charges(4) ........        1.67x           (9)          1.30x         1.39x         1.45x         1.49x
Salaries and general operating
    expenses (excluding goodwill
    amortization) as a percentage of
    average managed assets
    ("AMA")(5) ...............................        2.18%         2.01%          2.09%         2.01%         1.75%         1.78%
Efficiency ratio(6) ..........................        39.6%         36.5%          42.0%         43.8%         41.3%         39.2%

                                                At or for     At or for     At or for
                                                the Three    the Twelve      the Nine            At or for the Years Ended
                                               Months Ended  Months Ended  Months Ended                 December 31,
                                                December 31, September 30, September 30, -------------------------------------------
                                                   2002          2002          2001          2000           1999           1998
                                                ----------    -----------   ----------   -------------  -------------  -------------
($ in millions)                                 (successor)   (successor)   (combined)   (predecessor)  (predecessor)  (predecessor)
---------------
Credit Quality
60+ days contractual delinquency as a
    percentage of finance receivables ........        3.63%         3.76%         3.46%         2.98%          2.71%          1.75%
Non-accrual loans as a percentage
    of finance receivables ...................        3.43%         3.43%         2.67%         2.10%          1.65%          1.06%
Net credit losses as a percentage of
    average finance receivables ..............        2.32%         1.67%         1.20%         0.71%          0.42%          0.42%
Reserve for credit losses as a
    percentage of finance
    receivables ..............................        2.75%         2.73%         1.55%         1.40%          1.44%          1.33%

Leverage
Total debt (net of overnight deposits) to
    tangible stockholders' equity(3)(7) ......       6.22x          6.54x         8.20x         8.78x          8.75x          6.82x
Tangible stockholders' equity(3) to
    managed assets(8) ........................        10.4%          9.9%          8.6%          7.8%           7.7%          10.4%

Other
Total managed assets(8) ......................   $46,357.1     $47,622.3     $50,877.1     $54,900.9      $51,433.3      $26,216.3
Employees ....................................       5,835         5,850         6,785         7,355          8,255          3,230

--------------------------------------------------------------------------------
(1) Net income (loss) and dividend per share calculations for the periods preceding September 30, 2002 assume that common shares outstanding as a result of the July 2002 IPO (basic and diluted of 211.6 million and 211.7 million) were outstanding during such historical periods.

(2) "AEA" means average earning assets, which is the average of finance receivables, operating lease equipment, finance receivables held for sale and certain investments, less credit balances of factoring clients.

(3) Tangible stockholders' equity excludes goodwill and other intangible assets and excludes TCH results.

(4) For purposes of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, minority interest in subsidiary trust holding solely debentures of the Company and one-third of rent expense, which is deemed representative of an interest factor.

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

(8) "Managed assets" means assets previously securitized and still managed by us and include (i) financing and leasing assets, (ii) certain investments and (iii) off-balance sheet finance receivables.

(9) Earnings were insufficient to cover fixed charges by $6,331.1 million for the twelve months ended September 30, 2002. Earnings for the twelve months ended September 30, 2002 included a non-cash goodwill impairment charge of $6,511.7 million in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The ratio of earnings to fixed charges included fixed charges of $1,471.8 million and a loss before provision for income taxes of $6,331.1 million resulting in a total loss provision for income taxes and fixed charges of $(4,859.3) million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Overview

      The accompanying Consolidated Financial Statements include the consolidated accounts of CIT Group Inc., a Delaware corporation ("we," "CIT" or the "Company"), formerly known as CIT Group Inc., a Nevada corporation, and previously The CIT Group, Inc. On July 8, 2002, our former parent, Tyco International Ltd. ("Tyco"), completed a sale of 100% of CIT's outstanding common stock in an initial public offering ("IPO"). Immediately prior to the offering, our predecessor, CIT Group Inc., a Nevada corporation, was merged with and into its parent Tyco Capital Holding, Inc. ("TCH"), a Nevada corporation and that combined entity was further merged with and into CIT Group Inc. (Del), a Delaware corporation. In connection with the reorganization, CIT Group Inc.
(Del) was renamed CIT Group Inc. As a result of the reorganization, CIT is the successor to CIT Group Inc. (Nevada)'s business, operations and obligations. Accordingly, the financial results of TCH are included in the consolidated CIT financial statements.

      Prior to the IPO of CIT on July 8, 2002, the activity of TCH consisted primarily of interest expense to an affiliate of Tyco, and the TCH accumulated net deficit was relieved via a capital contribution from Tyco. The activity of TCH consisted primarily of interest expense to an affiliate of Tyco during the period from June 1, 2001 to June 30, 2002. TCH had no operations subsequent to June 30, 2002. Although the audited financial statements and notes thereto include the activity of TCH in conformity with accounting principles generally accepted in the U.S., management believes that it is most meaningful to discuss our financial results excluding TCH, due to its temporary status as a Tyco acquisition company with respect to CIT. Therefore, throughout this section, in order to provide comparability with current quarter and prospective results, prior period comparisons exclude the results of TCH. Consolidating balance sheets and income statements for CIT, TCH and CIT consolidated are displayed in
Item 8. Financial Statements and Supplementary Data, Note 2.

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

      Following the acquisition by Tyco, we changed our fiscal year end from December 31 to September 30, to conform to Tyco's fiscal year end. On November 5, 2002, the CIT Board of Directors approved the return to a calendar year end effective December 31, 2002. As a result, the quarter ended December 31, 2002 constitutes a transitional fiscal period. To assist in the comparability and the analysis of results for the three-month transition period ended December 31, 2002, results for the quarter ended December 31, 2001 are shown in addition to results for the year ended September 30, 2002, the nine-month period ended September 30, 2001 and the year ended December 31, 2000.

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

      The targeted non-strategic business lines and products were sold or placed in liquidation status to maximize value to the company, and we ceased originating new business in these areas. Severance and other costs associated with these initiatives were identified in plans that were approved by senior management. These costs plus any adjustments to reduce the carrying values of the targeted assets to fair value were provided for primarily through purchase accounting (Tyco's acquisition of CIT, with the purchase accounting adjustments "pushed--down" to CIT financials). In support of these initiatives, Tyco provided nearly $900 million of additional capital to CIT from June through December of 2001. We also decided to cease making new venture capital investments and to run-off our existing portfolio.

      The balance of each of these non-strategic/liquidating portfolios are presented in the following table ($ in millions):

                                                   Balance Outstanding at  Balance Outstanding at
                    Portfolio                       December 31, 2002(1)   September 30, 2002(1)
                    ---------                      ----------------------  ----------------------
Manufactured housing .............................         $  624                 $  628
Recreational vehicle .............................             34                     38
Recreational marine ..............................            123                    133
Wholesale inventory finance ......................             18                     22
Franchise finance ................................            322                    390
Owner-operator trucking ..........................            218                    249
                                                           ------                 ------
Sub total -- liquidating portfolios ..............          1,339                  1,460
Venture capital ..................................            335                    342
                                                           ------                 ------
Total ............................................         $1,674                 $1,802
                                                           ======                 ======

--------------------------------------------------------------------------------
(1)   On-balance sheet financing and leasing assets.

      In early 2002, Tyco announced its break-up plan and intent to sell its interest in CIT. Subsequent developments at Tyco prior to the separation of CIT resulted in credit rating downgrades of Tyco and similar but more limited actions for CIT. These rating actions caused significant disruption to our historical funding base. As a result, the Company's access to the commercial paper market was hindered, and the Company drew down on its existing backup lines of credit to meet its financing requirements. Consequently, management focused primarily on liquidity and capital as opposed to growth and profitability. As a result of this focus, senior management met regularly to discuss such topics as daily cash flow, forecasts and funding needs, prioritization of liquidity to existing customers and tempering acquisition and portfolio purchases. Significant initiatives were undertaken to fortify the Company's liquidity position, to address bond holder protections, to re-access the commercial paper and term debt markets and to improve our balance sheet strength. The steps taken are outlined below.

      In February 2002 we amended our bond indentures to prohibit or restrict transactions with Tyco for as long as CIT was owned by Tyco. CIT completed a $1.2 billion conduit financing backed by trade accounts receivable in order to broaden funding access and repay term debt at the scheduled maturities. In March 2002, we completed a $1.0 billion securitization facility backed by home equity loans to further broaden funding access. In April 2002, we completed a $2.5 billion unsecured debt offering comprised of $1.25 billion of 7.375% senior notes due in April 2007, and $1.25 billion of 7.75% senior notes due in April 2012. In May 2002, we executed a $1.1 billion public asset backed transaction, secured by equipment collateral. In June 2002, we renewed our existing $3 billion equipment conduit facility and increased the facility size to $3.5 billion. Also in June 2002, we executed a $1 billion public asset backed transaction, secured by home equity assets.

      In July 2002, we completed our 100% IPO, with the proceeds paid to our former parent. CIT received approximately $250 million of additional capital shortly following the IPO, which enhanced our capital base, as the underwriters elected to exercise a portion of their over-allotment or "green shoe" option.

      Immediately following the IPO and complete separation from Tyco, debt credit ratings were upgraded by Standard & Poor's and Fitch. Shortly thereafter, the Company commenced repayment of its drawn bank facilities, which facilitated our re-entrance into the commercial paper markets. We re-launched our commercial paper program, and achieved significant outstandings at market pricing levels. We continued to pay down existing credit facilities, maintaining back-stop liquidity to fully cover all outstanding commercial paper. In July 2002, we entered into an agreement with a financial institution to provide us with an additional $250 million in back-stop liquidity. The terms and conditions of that agreement are substantially identical to those contained in our previous credit agreements. In October 2002, we made further improvements to our maturity profile. We retired the $3.7 billion 364-day credit facility due in March 2003 and negotiated a new $2.3 billion 364-day committed credit facility which expires in October 2003. Proceeds from the new facility along with other liquidity sources were utilized to pay down the prior facility. As a result, outstanding bank lines were reduced by almost $2.0 billion during the three months ended December 31, 2002. In January 2003, we repaid an additional $0.5 billion of the outstanding bank lines. The Company had aggregate committed credit facilities of approximately $7.35 billion, with $5.23 billion available, at December 31, 2002. Please refer to Note 10 -- Debt, for more detail on our credit facilities.

      We demonstrated successful access to the term debt markets as well. Since the IPO, we have issued an aggregate $4.0 billion in term debt in the institutional debt markets, comprised of $2.9 billion in fixed-rate debt and $1.1 billion in floating-rate debt. In October 2002, we established a retail note program and have issued $736 million through December 31, 2002. Further, in early December 2002, we completed a 5 year-fixed rate transaction for $800 million at a spread of 235 basis points over U.S. Treasuries. The weighted average rate on the fixed rate issuance has been lower than the weighted average rate of our outstanding debt portfolio due to lower index rates, but the borrowing spreads are higher than comparable borrowing spreads prior to the onset of events surrounding our separation from Tyco. In general, the spreads on interest rates for corporate bonds have risen over the past year. We may use interest rate derivatives to swap some of the aforementioned debt to floating to better match our asset base and to minimize funding costs.

      The events described resulted in an increased cost of funds due to our borrowing spreads being higher than traditionally experienced. Additionally, the Company has been maintaining cash liquidity levels in excess of our historical norms. Although our quality spreads have been trending towards historical levels in recent months, management expects that margin and earnings will continue to be negatively impacted for the foreseeable future, as results will continue to reflect more expensive borrowing spreads and excess liquidity.

      As management was executing its plan to dispose of targeted assets while improving liquidity and capital, the U.S. and world economies slowed drastically. The slowing economy dampened demand for new borrowings, which was reflected in lower loan origination levels. In conjunction with our emphasis on liquidating or selling targeted assets, and securitizing higher levels of assets to meet liquidity needs, our on balance sheet assets decreased, which in turn led to lower levels of net interest margin.

      As the economy continued its slowdown, market interest rates continued to decline in line with the various rate-easing moves effected by the Federal Reserve Bank. However, given the weak economy, and difficult atmosphere created by numerous corporate bankruptcies and financial reporting irregularities, corporate bond quality spreads increased, or "widened out", leading to increased borrowing costs relative to U.S. Treasury securities and various floating rate indices for most corporate borrowers, including CIT.

      The following table summarizes the trend in our quality spreads (interest rate cost over U.S. Treasury rates) in relation to 5-year treasuries. Amounts are in basis points and represent the average spread during the period ended:

                                                   December 31,  September 30,  September 30,  December 31,
                                                       2002          2002           2001           2000
                                                   ------------  -------------  -------------  ------------
Average spread over U.S. Treasuries ............        302           313            147            154

      Though quality spreads remain high in relation to historical levels, we did see a tightening of our spreads during the latter half of the fourth calendar quarter. In early December 2002, we completed a five year fixed rate borrowing for $800 million at a spread of 235 basis points over U.S. treasuries, and our spreads in the secondary bond market were 225 basis points over 5-year treasuries on December 31, 2002.

      The poor economy also resulted in worsening borrower performance and a decline in equipment values, leading to higher loss frequency and severity, which lowered earnings. In response to increasing past due and non-performing loan levels, management increased our balance sheet reserve for credit losses, even as portfolio asset levels continued to decline. Our exposures to telecommunications and Argentina were evaluated, with specific reserving actions taken in the year ended September 30, 2002. These reserves were added to the balance sheet reserve for credit losses and are separately identified and tracked in relationship to the performance of the corresponding portfolios. These reserving actions were consistent with our focus to improve balance sheet strength. While charge-offs remained high during the three months ended December 31, 2002, the dollar amounts of delinquencies and non-performing assets improved from September 30, 2002, which we consider to be a leading indicator of possible future charge-off activity.

      Management's current principal focus is on improving the credit quality of our portfolio, lowering our borrowing spreads to decrease our cost of funds, continuing to broaden our funding access, including securitization, increasing new business origination volumes and prudently seeking opportunities to grow our earning assets, while maintaining our expense discipline.

Income Statement and Balance Sheet Analysis in Relation to Prior Year Periods

      The following table summarizes the impact of various items for the respective reporting periods that affect the comparability of our financial results under accounting principles generally accepted in the U.S. ("GAAP"). We are presenting these items as a supplement to the GAAP results to facilitate the comparability of results between periods. The adoption of Statement of Financial Accounting Standards No. ("SFAS") 142, "Goodwill and Other Intangible Assets" eliminated goodwill amortization and introduced goodwill impairment charges. The impairment charge in the September 30, 2002 fiscal year was a non-cash charge and did not impact our tangible capital. The TCH results relate to a Tyco acquisition company that had temporary status with respect to Tyco's acquisition of CIT. The venture capital charges relate to a line of business in which we have ceased originations, while reserving actions and other charges represent significant items that relate to specific portfolios and to Tyco-related acquisition costs. For these reasons, we believe that this table, in addition to the GAAP results, aids in the analysis of the significant trends in our business over the periods presented ($ in millions).

                                                                    Three Months           Twelve          Nine
                                                                 Ended December 31,     Months Ended   Months Ended     Year Ended
                                                             -------------------------  September 30,  September 30,   December 31,
                                                                2002          2001          2002           2001           2000
                                                             -----------   -----------  -------------  -------------  -------------
                                                             (successor)   (successor)   (successor)    (combined)    (predecessor)
Net income (loss) -- GAAP basis ........................      $  141.3      $  184.1      $(6,698.7)     $  263.3       $  611.6
Charges included in net income
  (loss):
    Goodwill impairment ................................            --            --        6,511.7            --             --
    Goodwill amortization ..............................            --            --             --          92.5           75.4
    Reserving actions and other
      charges ..........................................            --            --          220.1         158.0             --
    Venture capital (gains) losses .....................           3.9          (1.6)          25.0          (3.7)         (33.3)
    TCH losses .........................................            --          54.9          723.5          70.5             --
                                                              --------      --------      ---------      --------       --------
Net income -- before charges ...........................      $  145.2      $  237.4      $   781.6      $  580.6       $  653.7
                                                              ========      ========      =========      ========       ========

      The reduction in net income for the three months ended December 31, 2002 from the prior year quarter resulted from lower interest margin due to a lower asset base and higher borrowing costs, as well as higher charge-offs.

      The reserving actions and other charges of $220.1 million for the twelve months ended September 30, 2002 includes the following: a $136.4 million
after-tax   provision  to   establish   reserves   primarily   relating  to  the
telecommunications portfolio, notably competitive local exchange carrier exposures, and an $83.7 million after-tax provision for the devaluation of the Argentine peso brought on by economic reforms instituted by the Argentine government that converted dollar-denominated receivables into peso denominated obligations. As a result of the adoption of SFAS 142 on October 1, 2001, there was no goodwill amortization for the periods subsequent to September 30, 2001.

      Net income for the combined nine months ended September 30, 2001 included a charge of $221.6 million ($158.0 million after-tax), which consisted of the following: a provision of $89.5 million for certain under-performing equipment leasing and loan portfolios, primarily in the telecommunications industry; write-downs of $78.1 million for certain equity investments in the telecommunications industry and e-commerce markets; and acquisition-related transaction costs of $54.0 million incurred by CIT prior to and in connection with its acquisition by Tyco. The $78.1 million write-down is netted in other revenue in the Consolidated Statement of Income and the impairment of portfolio assets of $89.5 million is included in the provision for credit losses. The impairment and valuation charges above relate to loans, leases and investments that are being liquidated.

      Managed assets totaled $46.4 billion at December 31, 2002 versus $47.6 billion at September 30, 2002 and $49.1 billion at December 31, 2001. Financing and leasing portfolio assets totaled $35.9 billion at December 31,

2002, $36.4 billion at September 30, 2002 and $38.6 billion at December 31, 2001. The decreases in both managed and portfolio assets during these periods reflect the factors discussed in the "Key Business Initiatives and Trends" section, namely lower origination volume brought upon by the slow economic conditions, growth constraints caused by the disruption to our funding base in 2002, which increased our funding costs (see "Net Finance Margin" and "Liquidity" sections for further discussion), and the sales and continued liquidation of several product line portfolios. The decline in assets from September 30, 2002 to December 31, 2002 also included a $0.9 billion decline in the Commercial Finance portfolio due to seasonal runoff. See "Financing and Leasing Assets" for additional information.

Net Finance Margin

      A comparison of finance income and net finance margin is set forth below ($ in millions).

                                                         Three Months                  Twelve             Nine
                                                      Ended December 31,            Months Ended      Months Ended      Year Ended
                                                 ----------------------------       September 30,     September 30,    December 31,
                                                    2002              2001              2002              2001             2000
                                                 ----------        ----------       -------------     -------------    ------------
                                                 (successor)       (successor)       (successor)       (combined)      (predecessor)
Finance income ...........................       $    971.7        $  1,199.0        $  4,342.8        $  3,975.3       $  5,248.4
Interest expense .........................            340.0             373.0           1,439.3           1,619.8          2,497.7
                                                 ----------        ----------        ----------        ----------       ----------
    Net finance income ...................            631.7             826.0           2,903.5           2,355.5          2,750.7
Depreciation on operating lease
 equipment ...............................            277.3             338.5           1,241.0           1,036.7          1,281.3
                                                 ----------        ----------        ----------        ----------       ----------
    Net finance margin ...................       $    354.4        $    487.5        $  1,662.5        $  1,318.8       $  1,469.4
                                                 ==========        ==========        ==========        ==========       ==========
Average earning assets ("AEA") ...........       $ 32,693.2        $ 37,471.2        $ 35,796.4        $ 40,442.0       $ 40,682.5
                                                 ==========        ==========        ==========        ==========       ==========
As a % of AEA:
Finance income ...........................            11.89%            12.80%            12.13%            13.10%           12.90%
Interest expense .........................             4.16%             3.98%             4.02%             5.34%            6.14%
                                                 ----------        ----------        ----------        ----------       ----------
    Net finance income ...................             7.73%             8.82%             8.11%             7.76%            6.76%
Depreciation on operating lease
 equipment ...............................             3.39%             3.62%             3.47%             3.42%            3.15%
                                                 ----------        ----------        ----------        ----------       ----------
Net finance margin........................             4.34%             5.20%             4.64%             4.34%            3.61%
                                                 ==========        ==========        ==========        ==========       ==========

      The net finance margin as a percentage of AEA was favorably impacted in 2002 by the liquidation or disposal of non-strategic and under-performing businesses, the decline in market interest rates, the effect of fair value adjustments in the new basis of accounting (recorded as adjustments to goodwill) to reflect market interest rates (including lower debt quality spreads) on debt and assets (including liquidating portfolios) and lower leverage. The positive impact on risk adjusted interest margin due to fair value adjustments to mark receivables and debt to market in conjunction with the Tyco acquisition was approximately 38, 48, 45 and 16 basis points for the three months ended December 31, 2002 and 2001, the twelve months ended September 30, 2002 and the nine months ended September 30, 2001, respectively. Our funding costs increased as a result of the draw down of bank facilities to pay off commercial paper, the issuance of term debt at wider credit spreads in 2002 and higher levels of excess cash maintained for liquidity purposes. These factors were particularly evident in the comparisons for the three months ended December 31, 2002 and 2001. AEA declined during 2002 due to increased securitization, the runoff of non-strategic, liquidating portfolios and the slower economy. See the "Key Business Initiatives and Trends" section for further discussion of our quality spreads and the factors causing the lower levels of AEA.

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

      Finance income (interest on loans and lease rentals) for the three months ended December 31, 2002 decreased $227.3 million to $971.7 million from the same period in 2001, reflecting a decline of 12.8% in AEA and the impact of lower market interest rates, as well as lower operating lease rentals primarily resulting from lower rentals on the aerospace portfolio following the 2001 commercial airline industry down turn. Although market interest rates were rising in 2000 and declining in 2001, the 2001 increase in yield over 2000 primarily reflects changes in product mix and the sale or liquidation of non-strategic, lower yielding assets.

      Although down in dollar amount, interest expense for the three months ended December 31, 2002 increased as a percentage of AEA in comparison to the three months ended December 31, 2001, in spite of declining market interest rates. Cost of funds as a percentage of AEA averaged 4.16% for the three months ended December 31, 2002 compared to 3.98% for the three months ended December 31, 2001, reflecting the term out of floating interest rate funding sources and higher borrowing spreads. The 2001 decrease over 2000 reflected the decline in 2001 market interest rates, in contrast to the rising interest rate environment throughout most of 2000. At December 31, 2002, CIT had outstanding $5.0 billion in commercial paper and $2.1 billion in drawn bank facilities. Commercial paper outstanding at December 31, 2001 amounted to $8.0 billion and we had no outstandings drawn under the commercial bank lines. We continue to pay down drawn bank loans, while maintaining back-stop liquidity to fully cover all outstanding commercial paper.

      The operating lease equipment portfolio was $6.7 billion at December 31, 2002, $6.6 billion at September 30, 2002, $6.5 billion at December 31, 2001, $6.4 billion at September 30, 2001 and $7.2 billion at December 31, 2000. The table below summarizes operating lease margin as a % of average operating lease equipment for the respective periods.

                                                               Three Months               Twelve           Nine
                                                            Ended December 31,         Months Ended    Months Ended     Year Ended
                                                       ----------------------------    September 30,   September 30,   December 31,
                                                          2002              2001           2002            2001            2000
                                                       ----------        ----------    -------------   -------------   ------------
                                                       (successor)       (successor)    (successor)     (combined)     (predecessor)
Rental income ......................................      23.6%              28.9%          26.4%          27.6%            27.9%
Depreciation expense ...............................      16.8%              21.1%          18.9%          19.4%            19.5%
                                                          ----               ----           ----           ----             ----
Operating lease margin .............................       6.8%               7.8%           7.5%           8.2%             8.4%
                                                          ====               ====           ====           ====             ====

      In addition to the previously mentioned reduction in aerospace rentals, the declines in both rental income and depreciation expense for the three months ended December 31, 2002 from the corresponding period of 2001 reflects a greater proportion of longer-term aircraft and rail assets in the current period.

Net Finance Margin after Provision for Credit Losses

      The net finance margin after provision for credit losses (risk adjusted interest margin) for the three months ended December 31, 2002 declined by $153.6 million (41.0%) to $221.0 million from $374.6 million for the comparable period of 2001. These amounts equated to risk adjusted margin of 2.70% and 4.00% as a percentage of AEA for the three months ended December 31, 2002 and 2001. In addition to the factors discussed in Net Finance Margin, these comparisons also reflected a $20.5 million increase in the provision for credit losses, stemming primarily from higher charge-offs in the Commercial Finance segment and telecommunication charge-offs, which were provided for in prior period specific reserving actions.

      The risk adjusted net margin was $874.2 million (2.44%) for the twelve months ended September 30, 2002, and $986.3 million (3.25%) for the nine months ended September 30, 2001. Excluding the additional credit provisions to establish reserves for the telecommunications and Argentine exposures, and certain prior year provisions, risk adjusted margin as a percentage of AEA was 3.38% for the twelve months ended September 30, 2002, 3.54% for the nine months ended September 30, 2001, and 2.98% for the year ended December 31, 2000.

      We used discounted cash flow projection analysis to estimate the fair value of our various liquidating portfolios by modeling the portfolio revenues, credit costs, servicing costs and other related expenses over the remaining lives of the portfolios, at the date of the Tyco acquisition. The resulting cash flows were discounted to determine the estimated fair value of each portfolio, which typically resulted in discounted values to the previously recorded book values. These discounts are being accreted into income as the portfolios liquidate. As loans in these liquidating portfolios are charged-off, the corresponding reduction to the reserve for credit losses is replenished via the provision for credit losses, which is charged against current earnings. Actual performance of the portfolios, including revenue, credit losses, and expenses, is compared on a quarterly basis to the original discounted cash flow projections to monitor portfolio performance to determine whether scheduled accretion should be modified. The impact on risk-adjusted margin due to purchase accounting fair value adjustments related to the liquidating portfolios for the three months ended December 31, 2002, the year ended September 30, 2002, and the nine months ended September 30, 2001 were 13, 13 and 5 basis points, respectively.

Other Revenue

      We continue to emphasize growth and diversification of other "non-spread" revenues to improve our overall profitability. For the three months ended December 31, 2002, other revenue increased 4.9% to $257.1 million from $245.1 million in the comparable period in 2001. The venture capital impairment valuations and write-downs in all periods, as well as special charges in 2001, consisting of write-downs for other than temporary impairment of certain equity investments in the telecommunications industry and e-commerce markets, were recorded as reductions to other revenue. Excluding these items, other revenue as a percentage of AEA was 3.22% for the three months ended December 31, 2002, 2.59% for the three months ended December 31, 2001, 2.72% for the year ended September 30, 2002, 2.13% for the nine months ended September 30, 2001 and 2.11% for the year ended December 31, 2000. The components of other revenue are set forth in the following table ($ in millions).

                                                               Three Months               Twelve           Nine
                                                            Ended December 31,         Months Ended    Months Ended     Year Ended
                                                       ----------------------------    September 30,   September 30,   December 31,
                                                          2002              2001           2002            2001            2000
                                                       ----------        ----------    -------------   -------------   ------------
                                                       (successor)       (successor)    (successor)     (combined)     (predecessor)
Fees and other income ..............................     $169.2             $173.5         $644.5          $387.2          $480.9
Factoring commissions ..............................       55.1               38.3          165.5           111.9           154.7
Gains on securitizations ...........................       30.5               28.0          149.0            97.7           109.5
Gains on sales of leasing
    equipment ......................................        8.7                2.7           13.6            47.9           113.2
(Losses) gains on venture capital
    investments ....................................       (6.4)               2.6          (40.3)            6.0            53.7
Other charges ......................................         --                 --             --           (78.1)             --
                                                         ------             ------         ------          ------          ------
    Total ..........................................     $257.1             $245.1         $932.3          $572.6          $912.0
                                                         ======             ======         ======          ======          ======

      For the three months ended December 31, 2002, fees and other income, which includes servicing fees, miscellaneous fees, syndication fees and gains from asset sales, declined slightly from the comparable period of 2001. Factoring commissions increased $16.8 million from the quarter ended December 31, 2001 to $55.1 million, reflecting both increased volume and higher commission rates. Losses on venture capital investments for the three months ended December 31, 2002 are attributable to weaker economic conditions compared to the same period in 2001.

       The following table presents information regarding securitization gains included in the table above ($ in millions):

                                                               Three Months               Twelve           Nine
                                                            Ended December 31,         Months Ended    Months Ended     Year Ended
                                                       ----------------------------    September 30,   September 30,   December 31,
                                                          2002              2001           2002            2001            2000
                                                       ----------        ----------    -------------   -------------   ------------
                                                       (successor)       (successor)    (successor)     (combined)     (predecessor)
Volume securitized(1) .............................     $ 1,189.3         $ 1,223.8      $ 7,668.5       $ 3,293.3       $ 4,129.2
Gains .............................................          30.5              28.0          149.0            97.7           109.5
Gains as a percentage of volume
    securitized ...................................          2.57%             2.29%          1.94%           2.97%           2.65%

--------------------------------------------------------------------------------
(1)   Excludes short-term trade receivables securitized for liquidity purposes.

      During the three months ended December 31, 2002, we securitized $0.3 billion of home equity loans and $0.9 billion of equipment loans. For the periods in 2001 and 2000, the securitization volume was entirely equipment loans. For the twelve months ended September 30, 2002, we securitized $2.7 billion of home equity loans and $4.9 billion of equipment loans. The securitization volume increased in 2002 primarily to meet funding and liquidity needs.

Salaries and General Operating Expenses

      The efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA") are two metrics that management uses to monitor productivity and are set forth in the following table. The efficiency ratio measures the level of expenses in relation to revenue earned, whereas the AMA relationship measures expenses in relation to our managed asset base ($ in millions).

                                                               Three Months               Twelve           Nine
                                                            Ended December 31,         Months Ended    Months Ended     Year Ended
                                                       ----------------------------    September 30,   September 30,   December 31,
                                                          2002              2001           2002            2001            2000
                                                       ----------        ----------    -------------   -------------   ------------
                                                       (successor)       (successor)    (successor)     (combined)     (predecessor)
Efficiency ratio(1) ..............................         39.6%              31.5%          35.6%           40.2%            43.8%
Salaries and general operating
    expenses as a percentage
    of AMA(2) ....................................         2.18%              1.93%          1.96%           2.07%            2.01%
Salaries and general operating
    expenses .....................................      $ 242.1            $ 230.5        $ 923.4         $ 784.9        $ 1,035.2

--------------------------------------------------------------------------------
(1) Efficiency ratio is the ratio of salaries and general operating expenses to operating margin, excluding the provision for credit losses.

(2) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by us.

      The increase in salaries and general operating expenses for the three months ended December 31, 2002 in relation to the same period in 2001 includes increased expenses associated with our return to public ownership. The decreased expenses for the twelve months ended September 30, 2002 compared to the annualized run rates for the nine months ended September 30, 2001 and the year ended December 31, 2000 are due to corporate staff reductions and business restructurings effected in association with the 2001 acquisition of CIT by Tyco, which were partially offset by higher collection, repossession and loan workout expenses in the latter part of 2001 through 2002. The expenses relating to our return to public company status include investor relations, advertising, corporate governance, increased insurance premiums, and costs associated with rebuilding our income tax function. These public company-related expenses are expected to continue. Personnel decreased to approximately 5,835 at December 31, 2002 from 5,850 at September 30, 2002, 6,785 at September 30, 2001 and 7,355 at
December 31, 2000.

      In addition to the higher expenses, the deterioration in the efficiency ratio for the three months ended December 31, 2002 to 39.6% from 31.5% for the comparable period of 2001 is also the result of lower net finance margin in 2002. Similarly, the deterioration in the ratio of salaries and general operating expenses to AMA reflects reduced levels of average managed assets. We continue to target an efficiency ratio in the mid 30% area and an AMA ratio of under 2.00%. The higher efficiency (lower ratio) for the twelve months ended September 30, 2002 in comparison to the nine months ended September 30, 2001 is the result of strong fee income and cost reductions.

      Expenses are monitored closely by business unit and corporate management and are reviewed monthly with our senior management as to trends and forecasts. To ensure overall project cost control, an approval and review procedure is in place for major capital expenditures, such as computer equipment and software, including post-implementation evaluations.

Goodwill and Other Intangible Assets Impairment and Amortization

      The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the Company adopted SFAS No. 142, under which goodwill is no longer amortized but instead is assessed for impairment at least annually. As part of the adoption, the Company allocated its existing goodwill to each of our reporting units as of October 1, 2001. Under the transition provisions of SFAS No. 142, there was no goodwill impairment as of October 1, 2001. Prior period goodwill and other intangible assets amortization was $97.6 million (pretax) for the nine months ended September 30, 2001.

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

      SFAS 142 requires a second step analysis whenever the reporting unit book value exceeds its fair value. This analysis required us to determine the fair value of each reporting unit's individual assets and liabilities to complete the analysis of goodwill impairment as of March 31, 2002. During the quarter ended June 30, 2002, we completed this analysis for each reporting unit and determined that an additional Step 2 goodwill impairment charge of $132.0 million was required based on reporting unit level valuation data.

      Subsequent to March 31, 2002, CIT experienced further credit downgrades and the business environment and other factors continued to negatively impact the expected CIT IPO proceeds. As a result, we performed both Step 1 and Step 2 analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. This analysis was based upon updated market data from our financial advisors regarding the individual reporting units, and other relevant market data at June 30, 2002 and through the period immediately following the IPO of the Company, including the total amount of the IPO proceeds. This analysis resulted in Step 1 and Step 2 incremental goodwill impairment charges of $1.719 billion and $148.0 million, respectively, as of June 30, 2002, which was recorded during the June 2002 quarter. Our remaining goodwill is substantially in our commercial finance segment businesses. Due to a relatively stable credit market and business environment since June 30, 2002, we determined that no additional goodwill impairment charges were needed during the remaining periods of 2002.

Provision for Credit Losses

      The provision for credit losses was $133.4 million for the three months ended December 31, 2002, $788.3 million for the twelve months ended September 30, 2002, and $332.5 million for the combined nine months ended September 30, 2001. The increased provision for the year ended September 30, 2002 reflects higher charge-off levels and reserving actions relating primarily to Competitive Local Exchange Carriers ("CLEC") exposures in the telecommunications portfolio ($200 million) and our Argentine exposure ($135 million, detailed further below). The 2001 provision includes a provision for credit losses of $89.5 million relating to the impairment of certain under-performing equipment leasing and loan portfolios, primarily in the Structured Finance telecommunications portfolio. Such under-performing loans and leases are being liquidated, as collection efforts continue.

      Our provision for credit losses and reserve for credit losses is presented in the following table ($ in millions).

                                                                     For the Three  For the Twelve     For the Nine       For the
                                                                      Months Ended   Months Ended      Months Ended      Year Ended
                                                                      December 31,   September 30,     September 30,    December 31,
                                                                         2002            2002              2001            2000
                                                                     -------------  --------------     -------------   -------------
                                                                      (successor)     (successor)       (combined)     (predecessor)
Balance beginning of period ......................................      $777.8          $492.9           $468.5           $446.9
                                                                        ------          ------           ------           ------
Provision for credit losses ......................................       133.4           453.3            243.0            255.2
Provision for credit losses -- specific reserving
 actions(1) ......................................................          --           335.0             89.5               --
Reserves relating to dispositions, acquisitions,
 other ...........................................................         4.1           (11.1)           (16.3)             2.0
                                                                        ------          ------           ------           ------
    Additions to reserve for credit losses .......................       137.5           777.2            316.2            257.2
                                                                        ------          ------           ------           ------
Net credit losses:
Equipment Financing and Leasing ..................................        71.1           258.9             82.8            102.9
Specialty Finance -- commercial ..................................        23.2            80.3             57.0             31.7
Commercial Finance ...............................................        33.5            88.2             38.9             46.2
Structured Finance ...............................................        15.5            18.5             64.8              0.4
Specialty Finance -- consumer ....................................        11.2            46.4             48.3             54.4
                                                                        ------          ------           ------           ------
    Total net credit losses ......................................       154.5           492.3            291.8            235.6
                                                                        ------          ------           ------           ------
Balance end of period ............................................      $760.8          $777.8           $492.9           $468.5
                                                                        ======          ======           ======           ======
Reserve for credit losses as a percentage of
 finance receivables .............................................        2.75%           2.73%            1.55%            1.40%
                                                                        ======          ======           ======           ======
Reserve for credit losses as a percentage of past
 due receivables (sixty days or more)(2) .........................        76.0%           72.7%            44.7%            46.9%
                                                                        ======          ======           ======           ======

--------------------------------------------------------------------------------
(1) The specific reserving actions for the twelve months ended September 30, 2002 consist of provisions relating to telecommunications ($200.0 million) and Argentine exposures ($135.0 million), while the action for the nine months ended September 30, 2001 consists of a provision for under-performing loans and leases, primarily in the telecommunications portfolio.

(2) The reserve for credit losses excluding the impact of telecommunication and Argentine reserves and delinquencies as a percentage of past due receivables (sixty days or more) is 49.0% at December 31, 2002 and 45.3% at September 30, 2002.

      The following table sets forth our net charge-off experience in amount and as a percentage of average finance receivables by business segment ($ in millions):

Net Charge-offs:

                                                       For the Three Months         For the Twelve   For the Nine        For the
                                                        Ended December 31,           Months Ended    Months Ended       Year Ended
                                                  -------------------------------    September 30,   September 30,     December 31,
                                                       2002            2001              2002             2001             2000
                                                  --------------   --------------   --------------   --------------   --------------
                                                    (successor)     (successor)       (successor)      (combined)      (predecessor)
Equipment Financing and Leasing ...............   $ 71.1   3.23%   $ 62.1   2.22%   $258.9   2.51%   $ 82.8   0.91%   $102.9   0.71%
Specialty Finance-commercial ..................     23.2   1.55%     20.7   1.25%     80.3   1.26%     57.0   1.11%     31.7   0.54%
Commercial Finance ............................     33.5   1.92%     16.6   0.80%     88.2   1.13%     38.9   0.66%     46.2   0.60%
Structured Finance ............................     15.5   2.24%       --     --      18.5   0.75%     64.8   4.40%      0.4   0.03%
                                                  ------           ------           ------           ------           ------
  Total Commercial Segments ...................    143.3   2.33%     99.4   1.41%    445.9   1.65%    243.5   1.13%    181.2   0.62%
Specialty Finance-consumer ....................     11.2   2.24%     13.4   1.70%     46.4   1.78%     48.3   1.72%     54.4   1.32%
                                                  ------           ------           ------           ------           ------
Total .........................................   $154.5   2.32%   $112.8   1.44%   $492.3   1.67%   $291.8   1.20%   $235.6   0.71%
                                                  ======           ======           ======           ======           ======

      The increased net charge-offs in the three months ended December 31, 2002 from the comparable period in 2001, both in amount and percentage, reflect general economic weakness leading to higher net charge-offs in most of our business segments. In particular, weakened collateral values in the equipment financing and leasing segment have resulted in both increased frequency and severity of losses. The higher loss rates in the commercial finance segment in 2002 reflect charge-offs associated with several loan work-outs due to the weaker economic trends. The higher net charge-off percentages for the twelve months ended September 30, 2002 in relation to the prior year also reflect higher charge-off rates associated with receivables in liquidation status, which include owner-operator trucking, franchise, inventory finance, manufactured housing and recreational vehicle receivables, as well as charge-offs in the telecommunications portfolio which were provided for in the specific reserving actions.

      The increase in commercial net charge-offs during 2001 includes $79.5 million in charge-offs relating to certain underperforming equipment leasing and loan portfolios as well as higher charge-offs across a wide number of industries, including trucking, construction and technology, as the economy slowed and non-performing assets increased.

      Net charge-offs, both in amount and as a percentage of average finance receivables, are shown for the liquidating and telecommunication, as well as all other, portfolios for the periods under review in the following tables ($ in millions):

                                                                    Three Months Ended December 31, 2002
                                                    ------------------------------------------------------------------
                                                        Excluding
                                                      Liquidating and       Liquidating and
                                                    Telecommunications     Telecommunications              Total
                                                    ------------------     ------------------       ------------------
Equipment Financing and Leasing .............         $ 57.8    2.81%       $ 13.3     9.25%        $ 71.1       3.23%
Specialty Finance-commercial ................           21.2    1.42%          2.0    36.36%          23.2       1.55%
Commercial Finance ..........................           33.5    1.92%           --       --           33.5       1.92%
Structured Finance ..........................             --      --          15.5     8.75%          15.5       2.24%
                                                      ------                ------                  ------
    Total Commercial Segments ...............          112.5    1.93%         30.8     9.44%         143.3       2.33%
Specialty Finance-consumer ..................            6.1    2.11%          5.1     2.42%          11.2       2.24%
                                                      ------                ------                  ------
    Total ...................................         $118.6    1.94%       $ 35.9     6.68%        $154.5       2.32%
                                                      ======                ======                  ======

                                                                    Three Months Ended December 31, 2002
                                                    ------------------------------------------------------------------
                                                        Excluding
                                                      Liquidating and       Liquidating and
                                                    Telecommunications     Telecommunications              Total
                                                    ------------------     ------------------       ------------------
Equipment Financing and Leasing .............         $168.6    1.83%       $ 90.3     8.02%        $258.9       2.51%
Specialty Finance-commercial ................           70.7    1.14%          9.6     5.62%          80.3       1.26%
Commercial Finance ..........................           88.2    1.13%           --       --           88.2       1.13%
Structured Finance ..........................            0.1    0.01%         18.4     2.78%          18.5       0.75%
                                                      ------                ------                  ------
    Total Commercial Segments ...............          327.6    1.31%        118.3     6.04%         445.9       1.65%
Specialty Finance-consumer ..................           24.4    1.33%         22.0     2.86%          46.4       1.78%
                                                      ------                ------                  ------
    Total ...................................         $352.0    1.32%       $140.3     5.15%        $492.3       1.67%
                                                      ======                ======                  ======

Reserve for Credit Losses

      The reserve for credit losses was $760.8 million or 2.75% of finance receivables at December 31, 2002. The reserve for credit losses at September 30, 2002, September 30, 2001 and December 31, 2000 was $777.8 million, $492.9 million and $468.5 million, respectively, which represented 2.73%, 1.55% and 1.40%, of finance receivables outstanding, respectively. The increase in the reserve, both on a dollar basis and as a percentage of finance receivables, is primarily due to two specific reserving actions taken during the year ended September 30, 2002. In light of the continued deterioration in the telecommunications sector, particularly with respect to our CLEC portfolio, we added $200.0 million to the reserve for credit losses during the quarter ended June 30, 2002. Additionally, as a result of the Argentine government's action to convert dollar-denominated loans to pesos, and continued weakness in the peso, we recorded a $135.0 million provision ($95 million during the quarter ended March 31, 2002 and $40 million during the quarter ended June 30, 2002). The specific reserve for the telecommunications portfolio was $153.6 million at December 31, 2002 and $169.1 million at September 30, 2002, while the Argentine specific reserve remained at $135.0 million through December 31, 2002.

       The following table presents the components of the reserve for credit losses, both in amount and as a percentage of finance receivables ($ in millions):

                                     At December 31, 2002      At September 30, 2002    At September 30, 2001   At December 31, 2000
                                   -----------------------    -----------------------   ---------------------   --------------------
                                    Amount           %         Amount           %         Amount        %        Amount        %
                                   --------     ----------    --------     ----------   ---------    --------   --------    --------
                                        (successor)                (successor)               (successor)            (predecessor)
Finance receivables ............    $472.2        1.77%        $473.7        1.72%        $492.9       1.55%     $468.5       1.40%
Telecommunications .............     153.6       22.40%(1)      169.1       24.77%(1)         --         --%         --         --%
Argentina ......................     135.0       73.11%(2)      135.0       71.85%(2)         --         --%         --         --%
                                    ------                     ------                     ------                 ------
Total ..........................    $760.8        2.75%        $777.8        2.73%        $492.9       1.55%     $468.5       1.40%
                                    ======                     ======                     ======                 ======

--------------------------------------------------------------------------------
(1)   Percentage of finance receivables in telecommunications portfolio.

(2)   Percentage of finance receivables in Argentina.

      Excluding the Argentine and telecommunication reserving actions previously discussed, the reserve for credit losses was $472.2 million (1.77% of finance receivables) at December 31, 2002 $473.7 million (1.72%) at September 30, 2002, $492.9 million (1.55% of finance receivables) at September 30, 2001 and $468.5 million (1.40% of finance receivables) at December 31, 2000. On this basis, the reserve declined in total dollars due to lower asset levels, but increased as a percentage of finance receivables due to weaker economic conditions.

      At December 31, 2002, finance receivables past due 60 days, excluding the Argentine and the telecommunications portfolios, amounted to $964.0 million, down $81.8 million (7.8%) from September 30, 2002. The reserve includes specific reserves relating to SFAS 114 impaired loans (excluding telecommunications and Argentina) of $52.9 million at December 31, 2002, down from $109.0 million at September 30, 2002 and $122.3 million at September 30, 2001. Management continues to believe that the credit risk characteristics of the portfolio are well diversified by geography, industry, borrower and equipment type. Refer to "Concentrations" for more information.

      The total telecommunications portfolio and the portion comprising the CLEC exposure amounted to $710.1 million and $262.3 million at December 31, 2002, compared to $707.2 million and $275.2 million at September 30, 2002. During the three months ended September 30, 2002, we charged the specific telecommunications reserve for $18.4 million in loan charge-offs and $12.5 million in telecommunications equipment write-downs. During the three months ended December 31, 2002, an additional $15.5 million in telecommunication loan charge-offs were charged against the reserve.

      Our consolidated reserve for credit losses is periodically reviewed for adequacy based on portfolio collateral values and credit quality indicators, including charge-off experience, levels of past due loans and non-performing assets, evaluation of portfolio diversification/concentration and economic conditions. We review finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse from manufacturers. This information is reviewed formally on a quarterly basis with senior management, including the CEO, CFO, Chief Risk Officer and Controller among others, in conjunction with setting the reserve for credit losses.

      The reserve for credit losses is developed  based on three key  components
(1) specific reserves for loans which are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical credit trends adjusted for trend and loss outlook and, (3) general reserves for estimation and economic risk. The level and trends over time of each of these components are also reviewed with senior management as part of the formal quarterly credit loss reserve process described above. The quarterly reserve evaluation starts with our quarterly asset quality review (AQR) meetings led by our Chief Risk Officer. Each business unit reviews its portfolio credit trends, credit quality, exposures and risk mitigation strategies. Credit surveillance loans of $500 thousand or greater are individually reviewed and evaluated as to risk of loss. We also consider the effect of purchase accounting discounts that decrease the carrying value of the liquidating portfolios. It is management's judgment that the consolidated reserve for credit losses is adequate to provide for credit losses inherent in the portfolios.

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

Past Due and Non-performing Assets

      The following table sets forth certain information concerning our past due (sixty days or more) and non-performing assets (finance receivables on non-accrual status and assets received in satisfaction of loans) and the related percentages of finance receivables at December 31, 2002; September 30, 2002; and September 30, 2001 ($ in millions).

                                            At December 31,       At September 30,       September 30,        At December 31,
                                                 2002                  2002                  2001                  2000
                                          ------------------     ------------------    -----------------    ------------------
                                              (successor)           (successor)           (successor)          (predecessor)
Finance receivables,
  past due 60 days
  or more:
  Equipment Financing
    and Leasing .....................      $  444.8    5.12%      $  452.2    5.02%     $  466.5   4.08%     $399.8    2.88%
  Specialty Finance-
   commercial .......................         182.9    3.07%         215.4    3.54%        259.5   3.97%      184.9    3.07%
  Commercial Finance ................         172.3    2.14%         209.4    2.35%        151.4   1.75%      107.9    1.40%
  Structured Finance ................          67.6    2.31%          65.8    2.45%         38.3   1.75%       96.2    5.59%
                                           --------               --------              --------             ------
  Total Commercial
   Segments .........................         867.6    3.39%         942.8    3.53%        915.7   3.18%      788.8    2.69%
  Specialty Finance-
   consumer .........................         133.7    6.66%         127.2    7.20%        188.2   6.12%      211.1    5.03%
                                           --------               --------              --------             ------
Total ...............................      $1,001.3    3.63%      $1,070.0    3.76%     $1,103.9   3.46%     $999.9    2.98%
                                           ========               ========              ========             ======

Non-performing assets:
  Equipment Financing
    and Leasing .....................      $  558.4    6.42%      $  548.5    6.09%     $  459.1   4.02%     $351.0    2.53%
  Specialty Finance-
   commercial .......................          98.2    1.65%         103.1    1.69%        124.2   1.90%       93.9    1.56%
  Commercial Finance ................         136.2    1.69%         176.1    1.98%        106.0   1.22%       65.3    0.85%
  Structured Finance ................         151.6    5.19%         172.2    6.40%        110.4   5.05%      118.6    6.90%
                                           --------               --------              --------             ------
  Total Commercial
   Segments .........................         944.4    3.69%         999.9    3.75%        799.7   2.78%      628.8    2.15%
  Specialty Finance-
   consumer .........................         141.4    7.04%         139.9    7.92%        170.0   5.53%      199.3    4.75%
                                           --------               --------              --------             ------
  Total .............................      $1,085.8    3.93%      $1,139.8    4.01%     $  969.7   3.04%     $828.1    2.47%
                                           ========               ========              ========             ======

Non accrual loans ...................      $  946.4               $  976.6              $  851.6             $704.2
Repossessed assets ..................         139.4                  163.2                 118.1              123.9
                                           --------               --------              --------             ------
  Total non-performing
   assets ...........................      $1,085.8               $1,139.8              $  969.7             $828.1
                                           ========               ========              ========             ======

      Past due loans declined $68.7 million from September 30, 2002, ending the quarter at 3.63% of finance receivables, versus 3.76% last quarter. This trend reflected improvements in most businesses, particularly the Commercial Finance Segment and the Specialty Finance -- commercial unit. The decline in Commercial Finance reflected the fact that several large loan work outs were concluded, while the Specialty Finance - commercial improvement included lower delinquency in the European operations and vendor programs. Non-performing assets decreased $54.0 million from September 30, 2002 due to reductions in the Commercial Finance and Structured Finance Segments. Equipment Financing unit non-performing assets declined sharply during the quarter, but were more that offset by additional aerospace assets placed on non-accrual in the Capital Finance unit relating to the bankruptcy filing of UAL Corp., the parent company of United Airlines.

      Past due loans decreased $33.9 million from September 30, 2001 to September 30, 2002, despite the weakened U.S. economy. However, due to increased securitization activity and declining asset levels, the percentage of past due receivables increased over the same time period. Non-performing assets increased from September 30, 2001 to September 30, 2002, both in dollars and as a percentage of finance receivables, due to: (1) increased telecommunications (CLEC exposure) non-accrual accounts in Structured Finance (which were considered in a specific reserving action), (2) one large transaction placed on non-accrual status collateralized by a municipal waste-to-energy project and underlying revenue contracts in Equipment Financing and Leasing,

(3) increased non-accrual accounts in the SBL unit of Equipment Financing and Leasing and (4) increased repossessed assets in Equipment Financing and Leasing. Non-performing telecommunications accounts totaled $120.2 million and $137.0 million at December 31 and September 30, 2002, respectively, of which CLEC accounts totaled $92.9 million and $109.9 million, respectively.

      After peaking in March 31, 2002, we have seen steady improvement in the Specialty Finance - commercial segment past dues. Similarly, non-performing accounts have trended downwards since December 2001, reflecting improvement across the majority of our small-ticket businesses and runoff of our liquidating portfolio assets. Past due and non-performing assets of the Commercial Finance segment were up from September 2001 to September 2002, mainly due to two large customer balances. The Specialty Finance-consumer past due portfolio metrics were down in dollar terms, but up in percentage to finance receivables, due to the continued runoff of liquidating portfolios and the home equity securitization activity, which lowered asset levels during the year.

      The increases in past due and non-performing assets at September 30, 2001 from December 31, 2000 was due to a broad-based economic slowdown in 2001, led by sharp downturns in telecommunications and technology, resulting in increases in both past due loans and non-performing assets. The increase in commercial past due loans and non-performing assets included trucking, construction, retail and technology, as well as manufacturing-steel and machine tools. In Specialty Finance-consumer, past due and non-performing loans declined. However, the corresponding 2001 percentage of past due loans to finance receivables increased due to significant sales and liquidation of non-strategic receivables.

      Managed past due loans, which also include securitized loans, decreased to 3.55% of managed financial assets (managed assets less operating leases and venture capital investments) at December 31, 2002 from 3.78% and 3.72% at September 30, 2002 and September 30, 2001, respectively, as shown in the table below ($ in millions). Managed past dues declined 9.3% to $1.4 billion at December 31, 2002 from $1.5 billion at September 30, 2002, and 14.8% from $1.6 billion at September 30, 2001. These trends reflect the same factors that are discussed in the owned delinquency analysis.

                                          At December 31, 2002   At September 30, 2002   At September 30, 2001  At December 31, 2000
                                          --------------------   ---------------------   ---------------------  --------------------
                                              (successor)             (successor)             (successor)           (predecessor)
Managed Financial Assets,
  past due 60 days or more:
  Equipment Financing
   and Leasing .........................    $  631.2    4.95%      $  710.6    5.27%      $  810.5     5.06%     $  661.3     3.21%
  Specialty Finance-
   commercial ..........................       265.1    2.62%         303.3    2.94%         386.4     3.57%        424.3     4.44%
  Commercial Finance ...................       172.3    2.14%         209.4    2.35%         151.4     1.75%        113.3     1.47%
  Structured Finance ...................        67.6    2.31%          65.8    2.45%          38.3     1.75%         96.2     4.10%
                                            --------               --------               --------               --------
  Total Commercial .....................     1,136.2    3.36%       1,289.1    3.64%       1,386.6     3.63%      1,295.1     3.22%
  Specialty Finance-
   consumer ............................       259.4    4.71%         249.5    4.71%         253.2     4.32%        264.0     3.65%
                                            --------               --------               --------               --------
  Total ................................    $1,395.6    3.55%      $1,538.6    3.78%      $1,639.8     3.72%     $1,559.1     3.29%
                                            ========               ========               ========               ========

      In light of the continued general economic weakness, and the circumstances surrounding particular sectors as discussed in "Concentrations", past due finance receivables and non-performing assets may increase from December 31, 2002 amounts.

Income Taxes

      The effective tax rates for the three months ended December 31, 2002, the year ended September 30, 2002, the combined nine months ended September 30, 2001 and the year ended December 31, 2000 were 39.0%, (5.9)%, 47.1% and 37.9%, respectively. The provision for income taxes totaled $92.0 million for the three months ended December 31, 2002 and $118.2 million (38.8%) for the comparable period in 2001. The effective tax rates for the three months ended December 31, 2002 and 2001 were 39.0% and 38.0% (excluding TCH), respectively. The provision for income taxes for the year ended September 30, 2002, the combined nine months ended September 30, 2001 and the year ended December 31, 2000 was $374.0 million, $242.2 million and $381.2 million, respectively.

The effective tax rate, excluding the 2002 goodwill impairment, goodwill amortization and TCH results of operations, was 38.1% for the year ended September 31, 2002 and 39.6% for the combined nine months ended September 30, 2001.

      As of December 31, 2002 we had approximately $1,559.0 million of tax loss carry-forwards, primarily related to U.S. Federal and state jurisdictions, which expire at various dates beginning in 2010. These loss carry-forwards are available to offset current federal income tax liabilities, subject to certain limitations.

      In connection with the June 2001 acquisition by Tyco, our income tax compliance, reporting and planning function was transferred to Tyco. Following our 2002 IPO and separation from Tyco we are rebuilding our tax functions, including hiring personnel, and rebuilding systems and processes.

Results by Business Segment

      The tables that follow summarize selected financial information by business segment, based upon a fixed leverage ratio across business units, the allocation of most corporate expenses and the exclusion of TCH results of operations ($ in millions).

                                                               Three Months               Twelve           Nine
                                                            Ended December 31,         Months Ended    Months Ended     Year Ended
                                                       ----------------------------    September 30,   September 30,   December 31,
                                                          2002              2001           2002            2001            2000
                                                       ----------        ----------    -------------   -------------   ------------
                                                       (successor)       (successor)    (successor)     (combined)     (predecessor)
Net Income
Equipment Financing and Leasing ....................     $ 36.2             $ 61.7       $   202.0         $ 215.1        $ 287.8
Specialty Finance ..................................       73.7               93.9           349.8           196.7          222.2
Commercial Finance .................................       63.4               51.3           198.9           134.8          161.8
Structured Finance .................................       13.9               17.1            65.2            45.8           65.4
                                                         ------             ------       ---------         -------        -------
    Total Segments .................................      187.2              224.0           815.9           592.4          737.2
Corporate, including certain charges ...............      (45.9)              15.0        (6,791.1)         (258.6)        (125.6)
                                                         ------             ------       ---------         -------        -------
    Total ..........................................     $141.3             $239.0       $(5,975.2)        $ 333.8        $ 611.6
                                                         ======             ======       =========         =======        =======
Return on AEA
Equipment Financing and Leasing ....................       1.02%              1.55%           1.32%           1.64%          1.42%
Specialty Finance ..................................       2.86%              2.91%           2.98%           1.83%          1.73%
Commercial Finance .................................       5.18%              3.48%           3.41%           3.14%          3.03%
Structured Finance .................................       1.96%              2.62%           2.47%           2.37%          3.25%
    Total Segments .................................       2.32%              2.40%           2.29%           1.97%          1.82%
Corporate ..........................................      (0.59)%             0.15%         (18.98)%         (0.87)%        (0.32)%
    Total ..........................................       1.73%              2.55%         (16.69)%          1.10%          1.50%

      For the three months ended December 31, 2002, net income as a percentage of AEA declined 81 basis points to 173 basis points from the comparable 2001 period. While total segment returns were down modestly from the prior year quarter, the fluctuation in Corporate drove the majority of the decline due primarily to higher borrowing costs. In terms of the individual segments, Commercial Finance reported the most marked improvement due to strong earnings in both our factoring operation and Business Credit, while the Equipment Financing unit within the Equipment Financing and Leasing Segment experienced lower finance income on lower assets and significantly higher charge-offs.

      For the year ended September 30, 2002, net income sharply improved in the Specialty Finance Segment in relation to 2001 based on stronger margins and higher securitization gains. The Commercial Finance segment also showed improvement from 2001 due to stronger factoring revenues on increased business volume. The Equipment Financing and Leasing segment reported reduced net income and return on assets due to the decline in portfolio assets, higher charge-offs in the Equipment Financing business and lower aerospace rentals in the Capital Finance business.

      The Corporate segment included the following items in the year ended September 30, 2002: (1) goodwill impairment of $6,511.7 million, (2) provision for telecommunications of $200.0 million ($124.0 million after tax), (3) Argentine provision of $135.0 million ($83.7 million after tax), (4) funding costs of $85.9 million ($53.2 million after tax), and (5) unallocated corporate operating items totaling $7.2 million pre-tax (income) or $3.9 million after tax. For the other periods shown in the table above, the corporate segment included funding costs and unallocated corporate operating expenses. Corporate segment funding costs increased significantly in 2002 from 2001, reflecting management's decision to not allocate to the business units the incremental costs of borrowing and liquidity relating to the disruption to our funding base and credit downgrades, discussed previously. Such 2002 additional costs included higher debt quality spreads, use of bank line versus commercial paper borrowings, incremental cost of liquidity facilities, and excess cash held to enhance liquidity. Although management chose to not allocate these incremental costs because they were viewed as relating to temporary conditions, costs will be allocated beginning January 1, 2003. For all periods shown, Corporate includes the results of the venture capital business.

      All business segments reported improved earnings in 2001 compared to 2000 as a percentage of AEA, with the exception of Structured Finance. The 2001 returns in Equipment Financing and Leasing and Specialty Finance were driven predominately by stronger margins and other revenue, while the Specialty Finance trends also reflected the reorganization of the higher return Vendor Technology business into this segment and the exiting of non-strategic lower-return businesses as described previously in the Key Business Initiatives and Trends section. The Commercial Finance improvement over 2000 was primarily the result of stronger results in factoring. The lower Structured Finance income in 2001 is attributable primarily to significantly lower venture capital gains.

Financing and Leasing Assets

      Managed assets, comprised of financing and leasing assets and finance receivables securitized that we continue to manage, totaled $46.4 billion at December 31, 2002 compared to $47.6 billion at September 30, 2002. Owned financing and leasing portfolio assets totaled $35.9 billion at December 31, 2002, compared to $36.4 billion at September 30, 2002.

      The decline in financing and leasing assets from September 30, 2002 included a $0.9 billion drop in the Commercial Finance segment, reflecting seasonal runoff in both the factoring (Commercial Services) and asset-base lending (Business Credit) businesses. Growth in most core portfolios during the quarter, including $86.1 million in the Capital Finance aerospace portfolio, was offset by the continued runoff in the liquidating portfolios.

      The 2002 trend of declining asset levels reflects the factors discussed previously in the "Key Business Initiatives and Trends" section, including the increased use of securitization as a funding tool in 2002. At December 31, 2002, the liquidating portfolios excluding certain venture capital investments totaled $1.3 billion, down from $1.5 billion at September 30, 2002 and $3.1 billion at September 30, 2001. The December 31, 2002 liquidating portfolio balances were as follows: manufactured housing $0.6 billion, franchise finance $0.3 billion, owner-operator trucking $0.2 billion and other $0.2 billion. New origination volume for the twelve months ended September 30, 2002 (excluding factoring) was down by approximately 12% from the comparable 2001 period.

      However, new business origination volume, excluding factoring, increased by approximately 20% during the three months ended December 31, 2002 from the prior quarter, driven by stronger organic originations in all business segments. This flow included working capital facilities and debtor-in-possession financings in the Business Credit unit, collateralized transactions in Structured Finance, aerospace placements in Capital Finance and stronger volume from our vendor partnerships.

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions).

                                                                                                                   % Change
                                                         At                At              At             --------------------------
                                                     December 31,     September 30,   September 30,       Dec. '02 vs   Sep. '02 vs
                                                        2002              2002            2001              Sep. '02    vs. Sep. '01
                                                     -----------      -------------   -------------       -----------   ------------
Equipment Financing:
    Finance receivables .........................     $ 7,476.9        $ 7,633.0        $ 9,782.0             (2.0)%       (22.0)%
    Operating lease equipment, net ..............         668.3            765.8          1,281.7            (12.7)        (40.3)
                                                      ---------        ---------        ---------
      Total .....................................       8,145.2          8,398.8         11,063.7             (3.0)        (24.1)
                                                      ---------        ---------        ---------
Capital Finance:
    Finance receivables .........................       1,335.8          1,479.5          1,773.0             (9.7)        (16.6)
    Operating lease equipment, net ..............       4,719.9          4,388.9          3,272.4              7.5          34.1
                                                      ---------        ---------        ---------
      Total .....................................       6,055.7          5,868.4          5,045.4              3.2          16.3
                                                      ---------        ---------        ---------
      Total Equipment Financing
        and Leasing Segment .....................      14,200.9         14,267.2         16,109.1             (0.5)        (11.4)
                                                      ---------        ---------        ---------
Specialty Finance:
Commercial:
    Finance receivables .........................       6,722.4          6,620.2          6,791.6              1.5          (2.5)
    Operating lease equipment, net ..............       1,257.3          1,353.2          1,796.1             (7.1)        (24.7)
                                                      ---------        ---------        ---------
      Total commercial ..........................       7,979.7          7,973.4          8,587.7              0.1          (7.2)
                                                      ---------        ---------        ---------
Consumer:
    Home equity .................................         962.7          1,314.2          2,760.2            (26.7)        (52.4)
    Other .......................................       1,374.4            831.8          1,443.2             65.2         (42.4)
                                                      ---------        ---------        ---------
      Total consumer ............................       2,337.1          2,146.0          4,203.4              8.9         (48.9)
                                                      ---------        ---------        ---------
      Total Specialty Finance Segment ...........      10,316.8         10,119.4         12,791.1              2.0         (20.9)
                                                      ---------        ---------        ---------
Commercial Services .............................       4,392.5          5,040.4          5,112.2            (12.9)         (1.4)
Business Credit .................................       3,649.1          3,869.8          3,544.9             (5.7)          9.2
                                                      ---------        ---------        ---------
      Total Commercial Finance
        Segment .................................       8,041.6          8,910.2          8,657.1             (9.7)          2.9
                                                      ---------        ---------        ---------
Structured Finance:
    Finance receivables .........................       2,920.9          2,689.6          2,777.1              8.6          (3.2)
    Operating lease equipment, net ..............          59.1             59.5             52.6             (0.7)         13.1
    Equity investments ..........................         335.4            341.7            342.2             (1.8)         (0.1)
                                                      ---------        ---------        ---------
      Total Structured Finance Segment ..........       3,315.4          3,090.8          3,171.9              7.3          (2.6)
                                                      ---------        ---------        ---------
      TOTAL FINANCING AND
       LEASING PORTFOLIO ASSETS .................      35,874.7         36,387.6         40,729.2             (1.4)        (10.7)
                                                      ---------        ---------        ---------
Finance receivables securitized:
    Equipment Financing .........................       3,936.2          4,384.1          4,464.8            (10.2)         (1.8)
    Specialty Finance-commercial ................       3,377.4          3,703.1          4,023.2             (8.8)         (8.0)
    Specialty Finance-consumer ..................       3,168.8          3,147.5          1,659.9              0.7          89.6
                                                      ---------        ---------        ---------
      Total .....................................      10,482.4         11,234.7         10,147.9             (6.7)         10.7
                                                      ---------        ---------        ---------
      TOTAL MANAGED ASSETS(1) ...................     $46,357.1        $47,622.3        $50,877.1             (2.7)%        (6.4)%
                                                      =========        =========        =========

--------------------------------------------------------------------------------
(1) Managed assets are compromised of financing and leasing assets and finance receivables previously securitized that we continue to manage.

Concentrations

      Our ten largest financing and leasing asset accounts in the aggregate represented 5.0% of our total financing and leasing assets at December 31, 2002 (with the largest account representing less than 1.0%), 4.8% at September 30, 2002 and 3.7% at September 30, 2001. All ten accounts at each period of time were commercial accounts and were secured by equipment, accounts receivable or inventory.

Geographic Composition

      The following table summarizes significant state concentrations greater than 5.0% and foreign concentrations in excess of 1.0% of our owned financing and leasing portfolio assets at December 31, 2002, September 30, 2002 and December 31, 2001. In each period, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

                                                    December 31,  September 30,  September 30,  December 31,
                                                        2002          2002           2001          2000
                                                    ------------  -------------  -------------  ------------
State
California ......................................        9.8%         10.0%          10.4%         10.4%
New York ........................................        7.9%          7.8%           8.8%          6.9%
Texas ...........................................        7.0%          7.1%           7.7%          7.9%
    Total United States .........................       79.3%         79.9%          83.1%         83.0%
Country
Canada ..........................................        5.0%          4.7%           4.8%          5.4%
England .........................................        3.2%          3.1%           2.1%          2.8%
Australia .......................................        1.3%          1.3%            (1)           (1)
China ...........................................        1.2%          1.1%            (1)           (1)
Germany .........................................        1.1%          1.2%            (1)           (1)
Brazil ..........................................        1.1%           (1)            (1)           (1)
France ..........................................        1.0%           (1)            (1)           (1)
    Total Outside U.S. ..........................       20.7%         20.1%          16.9%         17.0%

--------------------------------------------------------------------------------
(1)   The applicable balances are less than 1.0%.

Industry Composition

      At December 31, 2002, our commercial aerospace portfolio in the Capital Finance business unit consists of financing and leasing assets of $4,072.8 million covering 194 aircraft, with an average age of approximately 6.9 years. The portfolio is spread over 78 accounts, with the majority placed with major airlines. The commercial aerospace portfolio at September 30, 2002 was $3,986.7 million of financing and leasing assets, which covered 193 aircraft spread over 77 accounts, with an average age of approximately 7.4 years. The commercial aircraft all comply with stage III noise regulations.

      The following table summarizes the composition of the commercial aerospace portfolio as of December 31, and September 30, 2002 ($ in millions):

                                                       At December 31, 2002     At September 30, 2002
                                                      ---------------------     ---------------------
                                                          Net     Number of         Net     Number of
                                                      Investment   Planes       Investment   Planes
                                                      ----------  ---------     ----------  ---------
By Geography:
    Europe .......................................     $1,506.5       51         $1,586.9       55
    North America ................................      1,042.2       75          1,025.9       76
    Asia Pacific .................................        853.6       35            813.4       31
    Latin America ................................        595.9       29            483.3       27
    Africa/Middle East ...........................         74.6        4             77.2        4
                                                       --------      ---         --------      ---
Total ............................................     $4,072.8      194         $3,986.7      193
                                                       ========      ===         ========      ===
By Manufacturer:
    Boeing .......................................     $2,388.1      135         $2,439.6      137
    Airbus .......................................      1,647.9       42          1,507.7       38
    Other ........................................         36.8       17             39.4       18
                                                       --------      ---         --------      ---
Total ............................................     $4,072.8      194         $3,986.7      193
                                                       ========      ===         ========      ===
By Body Type(1):
    Narrow .......................................     $2,799.4      142         $2,723.3      141
    Intermediate .................................        859.2       17            849.0       16
    Wide .........................................        377.4       18            375.0       18
    Other ........................................         36.8       17             39.4       18
                                                       --------      ---         --------      ---
Total ............................................     $4,072.8      194         $3,986.7      193
                                                       ========      ===         ========      ===

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

      As of December 31, 2002, operating leases represented approximately 75% of the portfolio, with the remainder consisting of capital leases (including leveraged leases) and loans. Tax-optimization leveraged leases, which generally have increased risk for lessors in relation to our other lease and leveraged lease structures, were approximately $215 million at December 31, 2002. Total leveraged leases, including the tax optimization structures described above, were $474 million or 12% of the aerospace portfolio at December 31, 2002. Of the 194 aircraft, 9 are off-lease, 6 of which have been remarketed with leases pending as of December 31, 2002.

      The regional aircraft portfolio at December 31, 2002 consists of 117 planes and a net investment of $344.0 million, primarily in the Structured Finance segment. The planes are primarily located in North America and Europe. Operating leases account for about 16% of the portfolio, with the rest capital leases or loans. There are 5 aircraft in this portfolio that are off-lease. At September 30, 2002, the regional aircraft portfolio consisted of 94 planes and a net investment of $245.0 million. The increase during the quarter reflected one collateralized transaction, supported by sovereign credit.

      On August 11, 2002, U.S. Airways announced its Chapter 11 bankruptcy filing. CIT's outstandings are approximately $60 million to this carrier as of December 31, 2002, secured primarily by five narrow-body 737's. On November 6, 2002 National Airlines, which was operating in bankruptcy, announced that it would cease operations effective November 6, 2002. We have repossessed our two narrow-body Boeing 757 aircraft previously leased to National, with a carrying value of $39.7 million, and are remarketing the aircraft. On December 9, 2002, UAL Corp., the parent of United Airlines, announced its Chapter 11 bankruptcy filing. Under existing agreements, CIT has capital leases where United Airlines is the lessee of four CIT-owned aircraft narrow body (2 Boeing 757 aircraft and 2 Boeing 737 aircraft), totaling $95.7 million. These United Airlines leases are on non-accrual status and are included in non-performing assets at December 31, 2002. Additionally, CIT holds $38.0 million in Senior A tranche Enhanced Equipment Trust Certificates (EETCs) issued by United Airlines, which are debt instruments collateralized by aircraft operated by United Airlines. As of January 31, 2003, all the planes on lease to the two bankrupt carriers are flying. In connection with United Airlines' filing under Chapter 11, CIT is a co-arranger in a $1.2 billion secured revolving and term loan facility with a commitment of $300 million. This debtor-in-possession facility, with an outstanding balance of $96.4 million at December 31, 2002, is secured by, among other collateral, previously unencumbered aircraft. Future revenues and aircraft values could be impacted by the actions of the carriers, management's actions with respect to re-marketing the aircraft, airline industry performance and aircraft utilization.

      Our telecommunications portfolio is included in "Communications" in the industry composition table included in Note 7 to the Consolidated Financial Statements. This portfolio totals approximately $710.1 million at December 31, 2002, or approximately 2.0% of total financing and leasing assets. The portfolio consists of 52 accounts with an average balance of approximately $13.7 million. The 10 largest accounts in the portfolio aggregate $264.5 million with the largest single account totaling $32.9 million. Non-performing accounts totaled $120.2 million (10 accounts) or 16.9% of this portfolio. The telecommunications portfolio includes CLECs, wireless, and towers, with the largest group being CLEC accounts, which totaled $262.3 million, or 36.9% of the telecommunications portfolio at December 31, 2002. The metrics of the telecommunications portfolio have not changed significantly since September 30, 2002, at which time the portfolio totaled $707.2 million (approximately 1.9% of total financing and leasing assets) and consisted of 52 accounts with an average balance of approximately $13.6 million. Total CLEC exposure at September 30, 2002 amounted to $275.2 million. Many of these CLEC accounts are still in the process of building out their networks and developing their customer bases. Our telecommunications transactions are collateralized by the assets of the customer (equipment, receivables, cash, etc.) and typically are also secured by a pledge of the stock of non-public companies. Weak economic conditions and industry overcapacity have driven down values in this sector. As discussed in "Provision and Reserve for Credit Losses," $153.6 million of previously recorded reserves remain for telecommunication exposures. As management continues the evaluation and work out of the individual accounts in this portfolio, charge-offs will likely be recorded against this reserve in subsequent periods. Weakness in this sector could result in additional losses or require additional reserves.

      Direct and private fund venture capital equity investments totaled $335.4 million at December 31, 2002 and $341.7 million at September 30, 2002. At
December 31, 2002, this portfolio was comprised of direct investments of approximately $188.8 million in 57 companies and $146.6 million in 52 private equity funds. Our direct investments totaled $196.6 million (60 companies) and our investment in private equity funds amounted to $145.1 million (52 funds) as of September 30, 2002. These investments are principally in emerging growth enterprises in selected industries, including industrial buyout, information technology, life science and consumer products. In 2001, we ceased making new
venture  capital   investments  beyond  existing   commitments,   which  totaled
approximately $164.9 million at December 31, 2002 and $176.6 million at September 30, 2002. These commitments, which are mainly to private equity funds, may, or may not, be drawn. Performance of both our direct investments and our fund investments will depend upon individual performance of the underlying companies, the economy and the venture capital and private equity markets.

      At December 31, 2002, we had approximately $184.7 million of U.S. dollar-denominated loans and assets outstanding to customers located or doing business in Argentina. During 2002, the Argentine government instituted economic reforms, including the conversion of certain dollar-denominated loans into pesos. Due to these actions and the weakness of the peso, we established a reserve of $135.0 million during the year. The underlying portfolio continues to perform as to collection, but payments are now in pesos. Therefore, our exposure is primarily currency related.

      Management strives to maximize the profitability of the lease equipment portfolio by balancing equipment utilization levels with market rental rates and lease term. Substantially all equipment was subject to lease agreements throughout 2002 and 2001. Equipment not subject to lease agreements were $385.9 million, $267.3 million and $247.2 million at December 31, 2002, September 30, 2002, and September 30, 2001, respectively. The increase in the December 31, 2002 primarily reflects aircraft repossessed during the period. The current weakness in the commercial airline industry and the slower economy could adversely impact both rental and utilization rates going forward.

      See  Note  8  "Concentrations"   of  Item  8.  Financial   Statements  and
Supplementary Data for further discussion on concentrations.

Other Assets

      Other assets totaled $4.7 billion at December 31, 2002 and $4.8 billion at September 30, 2002, as both the total balance and the underlying components were essentially unchanged.

      Other assets primarily consisted of the following at December 31, 2002: securitization assets, including interest-only strips, retained subordinated securities, cash reserve accounts and servicing assets of $1.5 billion, investments in and receivables from non-consolidated subsidiaries of $0.7 billion, accrued interest and receivables from derivative counterparties of $0.7 billion, deposits on commercial aerospace flight equipment of $0.4 billion, direct and private fund equity investments of $0.3 billion, repossessed assets and off-lease equipment of $0.2 billion, prepaid expenses of $0.1 billion and investment in aerospace securities of $0.1 billion. The remaining balance includes furniture and fixtures, miscellaneous receivables and other assets.

Results and Trends in Relation to the Prior Quarter

      The following analysis is provided in addition to the year-over-prior year period analysis in order to discuss trends in our business in the periods subsequent to our July 2, 2002 IPO.

      Net income for the quarter ended December 31, 2002 was $141.3 million, or $0.67 per diluted share, compared to $134.7, million or $0.64 per diluted share for the quarter ended September 30, 2002. The current quarter results included charges of $3.9 million, $0.02 per share ($6.4 million pretax), related to the run-off venture capital equity investment business, versus venture capital charges of $22.4 million, $0.11 per share ($36.2 million pretax), during the prior quarter. The table that follows presents results for the quarters ended December 31, 2002 and September 30, 2002, both in amount and as a percentage of average earning assets ("AEA") ($ in millions).

                                                                           Quarter ended                       Quarter ended
                                                                         December 31, 2002                  September 30, 2002
                                                                   ----------------------------         --------------------------
                                                                     Amount            % AEA              Amount          % AEA
                                                                   ----------        ----------         ----------      ----------
Finance income ..............................................      $   971.7           11.89%           $ 1,015.2          11.96%
Interest expense ............................................          340.0            4.16%               347.8           4.10%
                                                                   ---------           -----            ---------          -----
Net finance income ..........................................          631.7            7.73%               667.4           7.86%
Depreciation on operating lease equipment ...................          277.3            3.39%               296.6           3.49%
                                                                   ---------           -----            ---------          -----
Net finance margin ..........................................          354.4            4.34%               370.8           4.37%
Provision for credit losses .................................          133.4            1.64%               122.7           1.45%
                                                                   ---------           -----            ---------          -----
Net finance margin after provision for credit
    losses ..................................................          221.0            2.70%               248.1           2.92%
Other revenue ...............................................          257.1            3.15%               209.0           2.46%
                                                                   ---------           -----            ---------          -----
Operating margin ............................................          478.1            5.85%               457.1           5.38%
Salaries and general operating expenses .....................          242.1            2.96%               235.6           2.77%
                                                                   ---------           -----            ---------          -----
Income before provision for income taxes ....................          236.0            2.89%               221.5           2.61%
Provision for income taxes ..................................          (92.0)          (1.13%)              (84.1)         (0.99%)
Minority interest in subsidiary trust holding
    solely debentures of the Company, after tax .............           (2.7)          (0.03%)               (2.7)         (0.03%)
                                                                   ---------           -----            ---------          -----
Net income ..................................................      $   141.3            1.73%           $   134.7           1.59%
                                                                   =========           =====            =========          =====
Net income per share - basic and diluted ....................      $    0.67                            $    0.64
                                                                   =========                            =========
Average Earning Assets (AEA) ................................      $32,693.2                            $33,959.4
                                                                   =========                            =========

      Net finance margin, while down $16.4 million from last quarter, declined more modestly as a percentage of AEA due to the continued decline in assets. Higher funding costs, which reflected our term funding initiatives and improved liquidity position, were essentially offset by higher yield-related fees. Further, approximately $20 million of the $35.7 million decline in net finance income from last quarter resulted from the trade receivable securitization during the current quarter. Although this facility was fully paid down at December 31, 2002, this alternate source of liquidity shifted net finance income to other revenue during the quarter for financial reporting.

      The drop in depreciation expense from the prior quarter reflects the continued trend toward a greater proportion of longer-term aircraft and rail equipment on operating lease, as well as management's decision during the prior quarter to more rapidly depreciate certain shorter-lived assets. Our depreciable assets range from smaller-ticket, shorter-term leases (e.g. computers) to larger-ticket, longer-term leases (e.g. commercial aircraft and rail assets). Operating lease margin (rental income less depreciation expense) as a percentage of average operating lease equipment was 6.8% during the quarter ended December 31, 2002, versus 7.0% during the prior quarter.

      The provision for credit losses increased $10.7 million from the quarter ended September 30, 2002, reflecting a $13.5 million increase quarterly in net charge-offs. The higher net charge-offs were predominantly in the Business Credit unit within the Commercial Finance Segment, reflecting write-offs in connection with financing several loan work-outs. The tables that follow detail charge-offs by business segment, both in amount and as a percentage of average finance receivables, for the current and prior quarter ($ in millions).

Net Charge-offs:                                                       Quarter Ended December 31, 2002
                                                     -------------------------------------------------------------------
                                                         Excluding
                                                       Liquidating and        Liquidating and
                                                     Telecommunications      Telecommunications              Total
                                                     ------------------      ------------------        -----------------
Equipment Financing and Leasing .............         $ 57.8     2.81%       $ 13.3       9.25%        $ 71.1      3.23%
Specialty Finance -- commercial .............           21.2     1.42%          2.0      36.36%          23.2      1.55%
Commercial Finance ..........................           33.5     1.92%           --         --           33.5      1.92%
Structured Finance ..........................             --       --          15.5       8.75%          15.5      2.24%
                                                      ------                 ------                    ------
    Total Commercial Segments ...............          112.5     1.93%         30.8       9.44%         143.3      2.33%
Specialty Finance -- consumer ...............            6.1     2.11%          5.1       2.42%          11.2      2.24%
                                                      ------                 ------                    ------
    Total ...................................         $118.6     1.94%       $ 35.9       6.68%        $154.5      2.32%
                                                      ======                 ======                    ======

Net Charge-offs:                                                       Quarter Ended September 30, 2002
                                                     -------------------------------------------------------------------
                                                         Excluding
                                                       Liquidating and        Liquidating and
                                                     Telecommunications      Telecommunications              Total
                                                     ------------------      ------------------        -----------------
Equipment Financing and Leasing .............         $ 59.2     2.88%       $ 11.6       5.13%        $ 70.8      3.10%
Specialty Finance -- commercial .............           17.6     1.15%          1.2      10.74%          18.8      1.22%
Commercial Finance ..........................           22.4     1.06%           --         --           22.4      1.06%
Structured Finance ..........................             --       --          18.4      10.67%          18.4      2.78%
                                                      ------                 ------                    ------
    Total Commercial Segments ...............           99.2     1.60%         31.2       7.62%         130.4      1.98%
Specialty Finance -- consumer ...............            6.2     2.27%          4.4       2.05%          10.6      2.17%
                                                      ------                 ------                    ------
    Total ...................................         $105.4     1.63%       $ 35.6       5.70%        $141.0      1.99%
                                                      ======                 ======                    ======

      For the quarter ended December 31, 2002, other revenue totaled $257.1 million, up from $209.0 million for the quarter ended September 30, 2002, reflecting lower venture capital losses, increased factoring revenues (including approximately $20 million that was re-characterized from net finance income relating to the trade receivables securitization), higher fee income and a modest increase in equipment gains, primarily in the Equipment Financing and Leasing Segment. These improvements were offset in part by lower other income. Venture capital impairment valuations and write-downs of $6.4 million were recognized as a reduction to other revenue in the quarter compared to $36.2 million of such charges in the previous quarter. Securitization gains during the current quarter totaled $30.5 million, 12.9% of pretax income, on volume of $1,189 million, compared to $29.2 million, 13.2% of pretax income, on volume of $980 million during the prior quarter. The components of other revenue are set forth in the following table ($ in millions).

                                                        Three Months Ended
                                                    ----------------------------
                                                    December 31,   September 30,
                                                       2002            2002
                                                    ------------   -------------
                                                    (successor)     (successor)
Fees and other income ............................     $169.2         $165.7
Factoring commissions ............................       55.1           47.7
Gains on securitizations .........................       30.5           29.2
Gains on sales of leasing equipment ..............        8.7            2.6
Losses on venture capital investments ............       (6.4)         (36.2)
                                                       ------         ------
    Total ........................................     $257.1         $209.0
                                                       ======         ======

      Salaries and general operating expenses were $242.1 million for the current quarter, compared to $235.6 million reported for the September 2002 quarter. The increase from last quarter included incremental expenses associated with our return to public ownership and higher legal and collection expenses. Salaries and general operating expenses were 2.18% of average managed assets during the quarter, versus 2.08% for the prior quarter. The efficiency ratio for the quarter (salaries and general operating expenses divided by operating margin, excluding provision for credit losses) was 39.6% as compared to 40.6% in the prior quarter. Headcount was 5,835 at December 31, 2002 compared to 5,850 at September 30, 2002.

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

      Our Asset Quality Review Committee is comprised of members of senior management, including the Chief Risk Officer, the Chief Financial Officer, the Controller and the Director of Credit Audit. Periodically, the Committee meets with senior executives of our strategic business units and corporate credit risk management group to review portfolio performance, including the status of individual financing and leasing assets, owned and managed, to obligors with higher risk profiles. In addition, this committee periodically meets with the Chief Executive Officer of CIT to review overall credit risk, including geographic, industry and customer concentrations, and the reserve for credit losses.

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

Interest Rate and Foreign Exchange Risk Management

      We offer a variety of financing products to our customers, including fixed and floating-rate loans of various maturities and currency denominations, and a variety of leases, including operating leases. Changes in market interest rates, relationships between short-term and long-term market interest rates, or relationships between different interest rate indices (i.e., basis risk) can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, and can result in an increase in interest expense relative to finance income. We measure our asset/liability position in economic terms through duration measures and sensitivity analysis, and we periodically measure the effect on earnings using maturity gap analysis.

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

      Interest rate swaps with notional principal amounts of $7.8 billion at December 31, 2002, $7.1 billion at September 30, 2002 and $6.9 billion at September 30, 2001 were designated as hedges against outstanding debt. A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown in the following table ($ in millions).

                                       Three Months Ended    Twelve Months Ended     Nine Months Ended          Year Ended
                                        December 31, 2002     September 30, 2002     September 30, 2001      December 31, 2000
                                       ------------------    -------------------     ------------------     ------------------
                                           (successor)            (successor)            (combined)            (predecessor)
Before Swaps
Commercial paper,
  variable-rate senior
  notes and bank credit
  facilities .......................   $12,344.2    2.09%     $17,087.2    2.34%     $20,373.6    4.91%     $19,848.6    6.53%
Fixed-rate senior and
  subordinated notes ...............    18,055.3    6.20%      16,764.8    6.11%      17,078.6    4.63%      17,689.7    6.72%
                                       ---------              ---------              ---------              ---------
Composite ..........................   $30,399.5    4.54%     $33,852.0    4.21%     $37,452.2    4.14%     $37,538.3    6.62%
                                       =========              =========              =========              =========
After Swaps
Commercial paper,
  variable-rate notes
  and bank credit
  facilities .......................   $13,103.1    2.82%     $14,813.2    2.55%     $14,209.8    4.97%     $14,762.1    6.74%
Fixed-rate senior and
  subordinated note ................    17,296.4    5.87%      19,038.8    5.90%      23,242.4    4.71%      22,776.2    6.67%
                                       ---------              ---------              ---------              ---------
Composite ..........................   $30,399.5    4.56%     $33,852.0    4.43%     $37,452.2    4.34%     $37,538.3    6.70%
                                       =========              =========              =========              =========

      The weighted average composite interest rate after swaps in each of the years presented increased from the composite interest rate before swaps primarily because a larger proportion of our debt, after giving effect to interest rate swaps, was subject to a fixed interest rate. However, the weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred over the life of the borrowings had we chosen to manage interest rate risk without the use of such swaps. Derivatives are discussed further in Note 11 -- Derivative Financial Instruments of Item 8. Financial Statements and Supplementary Data.

      We regularly monitor and simulate through computer modeling our degree of interest rate sensitivity by measuring the re-pricing characteristics of interest-sensitive assets, liabilities, and derivatives. The Capital Committee reviews the results of this modeling periodically. The interest rate sensitivity modeling techniques employed by us include the creation of prospective twelve month "baseline" and "rate shocked" net interest income simulations.

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

      An immediate hypothetical 100 basis point parallel increase in the yield curve on January 1, 2003 would reduce net income by an estimated $16 million after-tax over the next twelve months, with a decrease in the yield curve causing an increase in net income of like amount. A 100 basis point increase in the yield curve on October 1, 2002 would have reduced net income by an estimated $12 million after tax, while a decrease in the yield curve would have increased net income by a like amount. Although management believes that this measure provides a meaningful estimate of our interest rate sensitivity, it does not account for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet and other business developments that could affect net income. Accordingly, no assurance can be given that actual results would not differ materially from the potential outcome simulated by our computer modeling. Further, it does not necessarily represent management's current view of future market interest rate movements.

      We also utilize foreign currency exchange forward contracts to hedge currency risk underlying our net investments in foreign operations and cross currency interest rate swaps to hedge both foreign currency and interest rate risk underlying foreign debt. At December 31, 2002, CIT was party to foreign currency exchange forward contracts with notional amounts totaling $3.0 billion and maturities ranging from 2003 to 2006. CIT was also party to cross currency interest rate swaps with notional amounts totaling $1.5 billion and maturities ranging from 2003 to 2027. At September 30, 2002, $3.1 billion in notional principal amount of foreign currency exchange forward contracts and $1.7 billion in notional principal amount of cross-currency swaps were designated as currency-related debt hedges. At September 30, 2001, $3.3 billion in notional principal amount of foreign currency exchange forward contracts and $1.7 billion in notional principal amount of cross-currency swaps were designated as currency-related debt hedges. Translation gains and losses of the underlying foreign net investment, as well as offsetting derivative gains and losses on designated hedges, are reflected in other comprehensive income in the Consolidated Balance Sheet.

      Derivative Risk Management -- We enter into interest rate and currency swaps and foreign exchange forward contracts as part of our overall market risk management practices. We assess and manage the external and internal risks associated with these derivative instruments in accordance with the overall operating goals established by our Capital Committee. External risk is defined as those risks outside of our direct control, including counter-party credit risk, liquidity risk, systemic risk, legal risk and market risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of CIT policy.

      The primary external risk of derivative instruments is counter-party credit exposure, which is defined as the ability of a counter-party to perform its financial obligations under a derivative contract. We control the credit risk of our derivative agreements through counter-party credit approvals, pre-established exposure limits and monitoring procedures.

      The Capital Committee approves each counter-party and establishes exposure limits based on credit analysis and market value. All derivative agreements are entered into with major money center financial institutions rated investment grade by nationally recognized rating agencies, with the majority of our counter-parties rated "AA" or better. Credit exposures are measured based on the market value of outstanding derivative instruments. Exposures are calculated for each derivative contract to monitor counter-party credit exposure.

      Liquidity Risk Management -- Liquidity risk refers to the risk of CIT being unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding and committed alternate sources of funding. The primary funding sources are commercial paper (U.S.) long-term debt (U.S., International) and asset-backed securities (U.S. and Canada).

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

      We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability. Among the target ratios are maximum percentage of outstanding commercial paper to total debt, minimum percentage of committed bank line coverage to outstanding commercial paper and minimum percentage of alternate liquidity sources to current cash obligations.

Liquidity

      We successfully launched our dealer based commercial paper program during the final fiscal quarter of 2002 and quickly reached $4.7 billion outstanding at September 30, 2002, with $5.0 billion outstanding at December 31, 2002. In addition, existing bank facilities were paid down, maintaining back-stop liquidity to fully cover all outstanding commercial paper. These events followed the draw down in February 2002 of our $8.5 billion unsecured credit facilities, which have historically been maintained as liquidity support for our commercial paper programs. The bank facilities proceeds had been used to satisfy our outstanding commercial paper obligations as they came due. Our targeted program size remains at $5 billion and our goal is to maintain at least 100% back-up liquidity support for our outstanding commercial paper.

      At December 31, 2002, we had total bank credit facilities of $7,353.0 million, of which $2,118.0 million was drawn (down from drawn facilities of $4,037.4 million at September 30, 2002). Accordingly, undrawn backstop liquidity coverage of outstanding commercial paper was 105% at December 31, 2002. In January 2003, we repaid an additional $0.5 billion of the outstanding facilities, further improving coverage. On October 15, 2002, we retired a $3.7 billion 364 day bank facility due in March 2003, and negotiated a new $2.3 billion 364 day committed credit facility expiring in October 2003. One facility for $3,720 million, undrawn and available, expires March 2005, and the remainder expire periodically during 2003.

      In addition to the commercial paper markets, CIT accesses the unsecured term debt markets. From time to time, CIT files registration statements for debt securities, which it may sell in the future. At December 31, 2002, we had $8.2 billion of registered, but unissued, debt securities available under a shelf registration statement. During the three months ended December 31, 2002, we issued $2.5 billion in term debt. The majority of the term debt issued was fixed rate and was virtually evenly split among global, medium-term note and retail issuances.

      In October 2002, we introduced a retail note program, in which we offer senior, unsecured notes utilizing numerous broker / dealers for placement to retail accounts. As of December 31, 2002, we had issued $736 million under this program having maturities of between 2 and 10 years.

      To further strengthen our funding flexibility, we maintain committed asset backed facilities, which cover a range of assets from equipment to consumer home equity receivables, and trade accounts receivable. While these facilities are predominately in the U.S., we also maintain facilities for Canadian domiciled assets. As of December 31, 2002 we had approximately $2.7 billion of availability in our committed asset-backed facilities and $4.4 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program. Securitization volume increased to $1.2 billion during the quarter from $1.0 billion in the three months ended September 20, 2002.

      Our credit ratings are shown for December 31, 2002, September 30, 2002, June 30, 2002 and September 30, 2001 in the following table.

                                    At December 31, 2002   At September 30, 2002   At June 30, 2002   At September 30, 2001
                                    --------------------   ---------------------   ----------------   ---------------------
                                      Short       Long       Short        Long       Short    Long      Short        Long
                                      Term        Term       Term         Term       Term     Term      Term         Term
                                    ---------   --------   ---------    --------   --------- ------   ---------    --------
Moody's ..........................     P-1         A2        P-1           A2        P-1       A2        P-1          A2
Standard & Poor's ................     A-1          A        A-1            A        A-2      BBB+       A-1          A+
Fitch ............................     F1           A        F1             A        F2        BBB       F1           A+

      The security ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

      While we have minimal material covenants within our legal documents that govern our funding sources, some do exist. The most significant covenant in CIT's indentures and credit agreements is a negative pledge provision, which prohibits granting or permitting liens on our assets, but provides for exceptions for certain ordinary course liens needed in order to operate our business. Various credit agreements also contain a minimum net worth test of $3.75 billion.

      The following tables summarize various contractual obligations, selected contractual cash receipts and contractual commitments as of December 31, 2002. Projected proceeds from sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded ($ in millions).

                                                                                  Payments and Collections by Period
                                                                    ---------------------------------------------------------------
                                                                                                                            After
Contractual Obligations                                 Total         2003          2004         2005          2006          2006
-----------------------                               ---------     ---------     ---------    ---------     ---------    ---------
Commercial paper .................................    $ 4,974.6     $ 4,974.6     $      --    $      --     $      --    $      --
Bank credit facilities ...........................      2,118.0       2,118.0            --           --            --           --
Variable-rate term debt ..........................      4,906.9       3,906.4         727.3         29.1          31.0        213.1
Fixed-rate term debt .............................     19,681.8       4,245.8       3,231.0      3,939.7       1,137.1      7,128.2
Lease rental expense .............................        274.2          68.1          57.2         48.3          37.5         63.1
                                                      ---------     ---------     ---------    ---------     ---------    ---------
    Total contractual obligations ................     31,955.5      15,312.9       4,015.5      4,017.1       1,205.6      7,404.4
                                                      ---------     ---------     ---------    ---------     ---------    ---------
Finance receivables(1) ...........................     27,621.3      12,076.3       3,598.8      2,483.6       1,697.6      7,765.0
Operating lease rental income ....................      3,365.3       1,131.0         725.8        458.1         300.1        750.3
Finance receivables held for sale(2) .............      1,213.4       1,213.4            --           --            --           --
Cash -- current balance ..........................      2,036.6       2,036.6            --           --            --           --
                                                      ---------     ---------     ---------    ---------     ---------    ---------
    Total projected cash availability ............     34,236.6      16,457.3       4,324.6      2,941.7       1,997.7      8,515.3
                                                      ---------     ---------     ---------    ---------     ---------    ---------
Net projected cash inflow (outflow) ..............    $ 2,281.1     $ 1,144.4     $   309.1    $(1,075.4)    $   792.1    $ 1,110.9
                                                      =========     =========     =========    =========     =========    =========

--------------------------------------------------------------------------------
(1) Based upon contractual cash flows; amount could differ due to prepayments, charge-offs and other factors.

(2) Based upon management's intent to sell rather than contractual maturities of underlying assets.

                                                                                   Commitment Expiration by Period
                                                                    ---------------------------------------------------------------
                                                                                                                            After
Contractual Obligations                                 Total         2003          2004         2005          2006          2006
-----------------------                               ---------     ---------     ---------    ---------     ---------    ---------
Aircraft purchases ...............................     $3,796.0      $  828.0      $1,043.0     $1,248.0       $585.0       $ 92.0
Credit extensions ................................      3,618.9       3,254.3         111.9         34.5         39.2        179.0
Letters of credit ................................      1,103.1       1,101.2           1.9           --           --           --
Guarantees .......................................        745.8         745.8            --           --           --           --
Venture capital funds ............................        164.9            --            --           --           --        164.9
Acceptances ......................................          5.6           5.6            --           --           --           --
                                                       --------      --------      --------     --------       ------       ------
    Total commitments ............................     $9,434.3      $5,934.9      $1,156.8     $1,282.5       $624.2       $435.9
                                                       ========      ========      ========     ========       ======       ======

      See the "-- Overview" and "-- Net Finance Margin" sections for information regarding the impact of our liquidity and capitalization plan on results of operations.

Securitization Program

      We fund asset originations on our balance sheet by accessing various sectors of the capital markets, including the term debt and commercial paper markets. In an effort to broaden funding sources and to provide an additional source of liquidity, we use an array of securitization programs, including both conduit/warehouse and term structures, to access both the public and private asset-backed securitization markets. Current products in these programs include receivables and leases secured by equipment as well as consumer loans secured by residential real estate. During the three months ended December 31, 2002, we securitized $1.2 billion of financing and leasing assets and the outstanding securitized asset balance at December 31, 2002 was $10.5 billion or 22.6% of our total managed assets. During the quarters ended September 30, 2002 and December 31, 2001, we securitized $1.0 billion and $1.2 billion, respectively. At September 30, 2002 and December 31, 2001, outstanding securitized assets were $11.2 billion and $10.4 billion, respectively, and represented 23.6% and 21.3% of total managed assets, respectively. Beginning in the quarter ended March 31, 2002, we experienced a disruption to our funding base, which was prompted by Tyco's announcement to dispose of CIT and subsequent credit rating downgrades of both Tyco and CIT As a result, during the March and June 2002 quarters, we relied more heavily on securitization as a funding source. In addition to our conventional securitization programs, we also completed conduit facilities backed by trade accounts receivable and home equity receivables in order to further broaden our funding access.

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

      During the three months ended December 31, 2002, we recorded securitization gains of $30.5 million on approximately $1.2 billion of financing and leasing assets securitized, which equates to 12.9% of pretax income. Securitization gains for the three months ended September 30, 2002 and December 31, 2001 were $29.2 million, on approximately $1.0 billion of financing and leasing assets securitized, and $28.0 million on approximately $1.2 billion in volume, respectively. Securitization gains for these latter periods represented
13.2 % and 7.2% of pretax income, respectively. Absent funding source disruptions, management targets a maximum of 15% of pre-tax income from securitization gains.

      Our retained interests had a carrying value at December 31, 2002 of $1,355.9 million, including interests in commercial securitized assets of $1,042.1 million and consumer securitized assets of $313.8 million. The total retained interest as of December 31, 2002 is comprised of $698.2 million in over-collateralization, $383.1 million of interest only strips, and $274.6 million of cash reserve accounts. Retained interests are subject to credit and prepayment risk. As of December 31, 2002, approximately 50% of our outstanding securitization pool balances are in conduit structures. Our interests relating to commercial securitized assets are generally subject to lower prepayment risk because of the contractual terms of the underlying receivables. These assets are subject to the same credit granting and monitoring processes which are described in the "Credit Risk Management" section. See "Securitization and Joint Venture Activities" for information regarding recent accounting pronouncements and the impact on our securitization program.

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

      During the quarter ended December 31, 2002, our managed assets declined by $1.3 billion (2.7%) from September 30, 2002 and our owned assets declined by $0.5 billion (1.4%). We continued to sell or liquidate various portfolios we had previously ceased originating new business in: owner-operator trucking, franchise, manufactured housing, recreational vehicle and inventory finance. In all, these portfolios declined from approximately $1.5 billion at September 30, 2002 and $2.0 billion at December 31, 2001 to $1.3 billion at December 31, 2002 due to liquidation and sales. Our additions to retained earnings and our asset runoff continued to improve our capitalization and leverage ratios. The following table presents information regarding our capital structure ($ in millions).

                                                            December 31,      September 30,    September 30,        December 31,
                                                               2002              2002              2001                 2000
                                                            ------------      -------------    -------------        ------------
                                                            (successor)       (successor)       (successor)         (predecessor)
Commercial paper .....................................       $ 4,974.6         $ 4,654.2         $ 8,869.2           $ 9,063.5
Bank credit facilities ...............................         2,118.0           4,037.4                --                  --
Term debt ............................................        24,588.7          23,764.4          26,828.5            28,901.6
Company-obligated mandatorily redeemable
    preferred securities of subsidiary trust
    holding solely debentures of the Company
    ("Preferred Capital Securities") .................           257.2             257.7             260.0               250.0
Stockholders' equity(1) ..............................         4,968.5           4,857.3          10,661.4(2)          6,007.2
                                                             ---------         ---------         ---------           ---------
Total capitalization .................................        36,907.0          37,571.0          46,619.1            44,222.3
Goodwill .............................................          (384.4)           (384.4)         (6,569.5)           (1,964.6)
                                                             ---------         ---------         ---------           ---------
Total tangible capitalization ........................       $36,522.6         $37,186.6         $40,049.6           $42,257.7
                                                             =========         =========         =========           =========
Tangible stockholders' equity(1) and Preferred
    Capital Securities to managed assets .............           10.44%             9.93%             8.55%(2)            7.82%(2)
Total debt (excluding overnight deposits)
    to tangible shareholder's equity(1) and
    Preferred Capital Securities .....................           6.22x             6.54x              8.20x(2)            8.78x(2)

--------------------------------------------------------------------------------
(1) Stockholders' equity excludes the impact of the accounting change for derivative financial instruments described in Note 11 to the Consolidated Financial Statements and certain unrealized gains or losses on retained interests and investments.

(2) Excludes equity deficit relating to TCH that was relieved via capital contributions by Tyco as of June 30, 2002.

      The Company-obligated mandatorily redeemable preferred securities are 7.70% Preferred Capital Securities issued in 1997 by CIT Capital Trust I, a wholly-owned subsidiary. CIT Capital Trust I invested the proceeds of that issue in Junior Subordinated Debentures of CIT having identical rates and payment dates.

      See 'Liquidity Risk Management' for discussion on risks impacting our liquidity and capitalization

Securitization and Joint Venture Activities

      We utilize special purpose entities (SPE's) and joint ventures in the normal course of business to execute securitization transactions and conduct business in key vendor relationships.

      Securitization Transactions -- SPE's are used to achieve "true sale" and bankruptcy remote requirements for these transactions in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Pools of assets are originated and sold to special purpose entities, which in turn issue debt securities to investors solely backed by asset pools. Accordingly, CIT has no legal obligations to repay the investment certificates in the event of a default by the Trust. CIT retains the servicing rights and participates in certain cash flows of the pools. The present value of expected net cash flows that exceeds the estimated cost of servicing is recorded in other assets as a "retained interest." Assets securitized are shown in our managed assets and our capitalization ratios on managed assets. Under the recently-issued rules relating to consolidation and SPE's, non-qualifying securitization entities will have to be consolidated. Based on our preliminary analysis, we believe that all of our public asset-backed structures and the majority of our conduit facilities will continue to qualify as off-balance sheet transactions.

      Joint Ventures -- We utilize joint ventures to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. These distinct legal entities are jointly owned by the vendor partner and CIT, and there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See related FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" disclosure in Item 8. Financial Statements and Supplementary Data,
Note 24-Certain Relationships and Related Transactions.

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

      Investments -- Investments, for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, the majority of which are venture capital equity investments, are accounted for under the cost method. Management uses judgment in determining when an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. As of December 31, 2002, the balance of venture capital equity investments was $335.4 million. A 10% fluctuation in value of these investments equates to $0.10 in earnings per share.

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

      Reserve for Credit Losses -- On a quarterly basis, the reserve for credit losses is set and reviewed by senior management for adequacy considering economic conditions, collateral values and credit quality indicators, including historical and expected charge-off experience and levels of past-due loans and non-performing assets. Management uses judgment in determining the level of the consolidated reserve for credit losses and in evaluating the adequacy of the reserve. The reserve for credit losses is set and recorded based on the establishment of three components -- specific reserves for collateral dependent loans which are impaired under SFAS 114, reserves for estimated losses inherent in the portfolio based upon historic credit trends and general reserves for "estimation" risk. As of December 31, 2002, the reserve for credit losses was $760.8 million or 2.75% of finance receivables and 76.0% of past due receivables. A $10.0 million change in the reserve for credit losses equates to the following variances: 4 basis points (0.04%) in the percentage of reserves to finance receivables; 100 basis points (1.00%) in the percentage of reserves to past due receivables and $0.03 in earnings per share.

      Retained Interests in Securitizations -- Significant financial assumptions, including loan pool credit losses, prepayment speeds and discount rates, are utilized to determine the fair values of retained interests, both at the date of the securitization and in the subsequent quarterly valuations of retained interests. Any resulting losses, representing the excess of carrying value over estimated fair value, are recorded against current earnings. However, unrealized gains are reflected in stockholders' equity as part of other comprehensive income. Sensitivities to changes in financial assumptions are summarized in Item 8. Financial Statements and Supplementary Data, Note 9 -- Investments in Equity Securities.

      Lease Residual Values -- Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. Management performs periodic reviews of the estimated residual values, with impairment, other than temporary, recognized in the current period. As of December 31, 2002, our direct financing lease residual balance was $2,350 million and our operating lease equipment balance was $6,705 million. A 10 basis points (0.1%) fluctuation in the total of these amounts equates to $0.03 in earnings per share.

      Goodwill -- CIT adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001, the beginning of CIT's fiscal 2002. The Company determined that there was no impact of adopting this new standard under the transition provisions of SFAS No. 142. Since adoption, goodwill is no longer amortized, but instead will be assessed for impairment at least annually. During this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. See "--Goodwill and Other Intangible Assets Amortization" above for a discussion of our recent impairment analysis. Goodwill was $384.4 million at December 31, 2002. A 10% fluctuation in the value of goodwill equates to $0.18 in earnings per share.

Accounting and Technical Pronouncements

      In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities that are initiated after December 31, 2002. SFAS 146 is not expected to have a significant impact on our financial position or results of operations.

      In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147, which is effective for acquisitions on or after October 1, 2002, supercedes specialized accounting guidance in SFAS No. 72 in order to conform the accounting for certain acquisitions of Banking or Thrift institutions to SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 147 did not and is not expected to impact our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This pronouncement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. SFAS also expands the disclosure requirements with respect to stock-based compensation. CIT does not intend to change to the fair value method of accounting. The required expanded disclosure is included in the December 31, 2002 financial statements and notes thereto.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The expanded disclosure requirements are required for financial statements ending after December 15, 2002, while the liability recognition provisions are applicable to all guarantee obligations modified or issued after December 31, 2002. We are currently assessing the impact of this new required liability recognition. The expanded disclosure requirements are included in our December 31, 2002 financial statements and notes thereto.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires additional disclosure with respect to these entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and for reporting periods beginning after June 15, 2003 for entities that existed prior to February 1, 2003. This new interpretation is not expected to have a significant impact on our financial position or results of operations. The expanded disclosure requirements are included in our December 31, 2002 financial statements and notes thereto.

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

Item 8. Financial Statements and Supplementary Data.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CIT Group Inc.

      In our opinion, the accompanying consolidated balance sheets as of December 31, 2002 and September 30, 2002 and 2001, and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of CIT Group Inc. (formerly Tyco Capital Corporation) and its subsidiaries at December 31, 2002 and September 30, 2002 and 2001 and the results of their operations and their cash flows for the three months ended December 31, 2002, the fiscal year ended September 30, 2002 and for the period from June 2, 2001 through September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the financial statements, on January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on June 2, 2001 the Company changed its basis of accounting for purchased assets and liabilities, and on October 1, 2001 the Company implemented the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

PricewaterhouseCoopers LLP
New York, New York
January 23, 2003

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CIT Group Inc.

      In our opinion, the accompanying consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of CIT Group Inc. (formerly Tyco Capital Corporation) and its subsidiaries for the period from January 1, 2001 through June 1, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      As discussed in Note 1 to the financial statements, on January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

PricewaterhouseCoopers LLP
New York, New York
October 18, 2001, except as to
the fourth paragraph of Note 24
and first paragraph of Note 1,
which are as of February 11, 2002
and July 1, 2002, respectively

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

KPMG LLP
Short Hills, New Jersey
January 25, 2001

                         CIT GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      ($ in millions -- except share data)

                                                                                 December 31,      September 30,      September 30,
                                                                                    2002               2002               2001
                                                                                  ---------          ---------          ---------
                                    ASSETS
Financing and leasing assets:
    Finance receivables ...................................................       $27,621.3          $28,459.0          $31,879.4
    Reserve for credit losses .............................................          (760.8)            (777.8)            (492.9)
                                                                                  ---------          ---------          ---------
    Net finance receivables ...............................................        26,860.5           27,681.2           31,386.5
    Operating lease equipment, net ........................................         6,704.6            6,567.4            6,402.8
    Finance receivables held for sale .....................................         1,213.4            1,019.5            2,014.9
Cash and cash equivalents .................................................         2,036.6            2,274.4              808.0
Goodwill, net .............................................................           384.4              384.4            6,547.5
Receivables from Tyco affiliates ..........................................              --                 --              362.7
Other assets ..............................................................         4,732.9            4,783.6            3,826.9
                                                                                  ---------          ---------          ---------
Total Assets ..............................................................       $41,932.4          $42,710.5          $51,349.3
                                                                                  =========          =========          =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
    Commercial paper ......................................................       $ 4,974.6          $ 4,654.2          $ 8,869.2
    Variable-rate bank credit facilities ..................................         2,118.0            4,037.4                 --
    Variable-rate senior notes ............................................         4,906.9            5,379.0            9,614.6
    Fixed-rate senior notes ...............................................        19,681.8           18,385.4           17,113.9
    Subordinated fixed-rate notes .........................................              --                 --              100.0
                                                                                  ---------          ---------          ---------
Total debt ................................................................        31,681.3           32,456.0           35,697.7
Note payable to Tyco Affiliates ...........................................              --                 --            5,017.3
Credit balances of factoring clients ......................................         2,270.0            2,513.8            2,392.9
Accrued liabilities and payables ..........................................         2,853.2            2,725.2            2,033.8
                                                                                  ---------          ---------          ---------
Total Liabilities .........................................................        36,804.5           37,695.0           45,141.7
                                                                                  ---------          ---------          ---------
Commitments and Contingencies (Note 22)
Company-obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely debentures
    of the Company ........................................................           257.2              257.7              260.0
Stockholders' Equity:
    Preferred stock, $0.01 par value, 100,000,000 authorized;
      none issued .........................................................              --                 --                 --
    Common stock, $0.01 par value, 600,000,000 authorized;
      211,573,200 issued and outstanding ..................................             2.1                2.1                 --
    Paid-in capital, net of deferred compensation of
      $5.5 and $6.4 .......................................................        10,676.2           10,674.8                 --
    Contributed capital ...................................................              --                 --            5,842.5
    Accumulated (deficit) earnings ........................................        (5,606.9)          (5,722.8)             181.9
    Accumulated other comprehensive loss ..................................          (200.7)            (196.3)             (76.8)
                                                                                  ---------          ---------          ---------
Total Stockholders' Equity ................................................         4,870.7            4,757.8            5,947.6
                                                                                  ---------          ---------          ---------
Total Liabilities and Stockholders' Equity ................................       $41,932.4          $42,710.5          $51,349.3
                                                                                  =========          =========          =========

                 See Notes to Consolidated Financial Statements

                        CIT GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    ($ in millions -- except per share data)

                                                      Three Months   Twelve Months     June 2           January 1
                                                         Ended          Ended          through           through         Year Ended
                                                      December 31,   September 30,   September 30,       June 1,        December 31,
                                                         2002           2002              2001            2001             2000
                                                      ------------   -------------   -------------       -------        ------------
                                                      (successor)    (successor)      (successor)     (predecessor)    (predecessor)
Finance income ..................................      $   971.7      $ 4,342.8        $ 1,676.5        $ 2,298.8        $ 5,248.4
Interest expense ................................          340.0        1,439.3            597.1          1,022.7          2,497.7
                                                       ---------      ---------        ---------        ---------        ---------
Net finance income ..............................          631.7        2,903.5          1,079.4          1,276.1          2,750.7
Depreciation on operating lease
  equipment .....................................          277.3        1,241.0            448.6            588.1          1,281.3
                                                       ---------      ---------        ---------        ---------        ---------
Net finance margin ..............................          354.4        1,662.5            630.8            688.0          1,469.4
Provision for credit losses .....................          133.4          788.3            116.1            216.4            255.2
                                                       ---------      ---------        ---------        ---------        ---------
Net finance margin after provision
  for credit losses .............................          221.0          874.2            514.7            471.6          1,214.2
Other revenue ...................................          257.1          932.3            335.1            237.5            912.0
                                                       ---------      ---------        ---------        ---------        ---------
Operating margin ................................          478.1        1,806.5            849.8            709.1          2,126.2
                                                       ---------      ---------        ---------        ---------        ---------
Salaries and general operating
  expenses ......................................          242.1          946.4            348.5            446.0          1,035.2
Interest expense -- TCH .........................             --          662.6             97.7              1.1               --
Goodwill impairment .............................             --        6,511.7               --               --               --
Goodwill amortization ...........................             --             --             59.8             37.8             86.3
Acquisition-related costs .......................             --             --               --             54.0               --
                                                       ---------      ---------        ---------        ---------        ---------
Operating expenses ..............................          242.1        8,120.7            506.0            538.9          1,121.5
                                                       ---------      ---------        ---------        ---------        ---------
Income (loss) before provision for
  income taxes ..................................          236.0       (6,314.2)           343.8            170.2          1,004.7
Provision for income taxes ......................          (92.0)        (374.0)          (157.4)           (84.8)          (381.2)
Minority interest in subsidiary trust
  holding solely debentures of the
  Company, after tax ............................           (2.7)         (10.5)            (3.6)            (4.9)           (11.9)
                                                       ---------      ---------        ---------        ---------        ---------
Net income (loss) ...............................      $   141.3      $(6,698.7)       $   182.8        $    80.5        $   611.6
                                                       =========      =========        =========        =========        =========
Net income (loss) per basic share ...............      $    0.67      $  (31.66)       $    0.86        $    0.38        $    2.89
                                                       =========      =========        =========        =========        =========
Net income (loss) per diluted share .............      $    0.67      $  (31.66)       $    0.86        $    0.38        $    2.89
                                                       =========      =========        =========        =========        =========

Note: Per share calculations for the periods June 2 through September 30, 2001, January 1 through June 1, 2001 and the year ended December 31, 2000 assume that the shares for the twelve months ended September 30, 2002 were outstanding for the respective periods.

                See Notes to Consolidated Financial Statements.

                        CIT GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 ($ in millions)

                                                                                            Accumulated     Total         Total
                                           Common      Paid-in     Contributed    Treasury   Earnings/  Comprehensive  Stockholders'
                                           Stock       Capital       Capital        Stock    (Deficit)  Income/(Loss)     Equity
                                         ---------    ---------    -----------    --------   ---------  -------------  ------------
December 31, 1999 (predecessor) ......   $     2.7    $ 3,521.8     $      --     $   (70.5) $ 2,097.6    $     2.8     $ 5,554.4
Net income ...........................                                                           611.6                      611.6
Foreign currency translation
  adjustments ........................                                                                          4.3           4.3
Unrealized gain on equity and
  securitization investments, net ....                                                                          4.6           4.6
                                                                                                                        ---------
Total comprehensive income ...........                                                                                      620.5
                                                                                                                        ---------
Cash dividends .......................                                                          (105.9)                    (105.9)
Repurchase of common stock ...........                                                (67.2)                                (67.2)
Restricted common stock grants .......                      5.4                                                               5.4
                                         ---------    ---------     ---------     ---------  ---------    ---------     ---------
December 31, 2000 (predecessor) ......         2.7      3,527.2            --        (137.7)   2,603.3         11.7       6,007.2
Net income ...........................                                                            80.5                       80.5
Foreign currency translation
  adjustments ........................                                                                        (33.7)        (33.7)
Cumulative effect of new
  accounting principle ...............                                                                       (146.5)       (146.5)
Change in fair values of
  derivatives qualifying as
  cash flow hedges ...................                                                                          0.6           0.6
                                                                                                                        ---------
Total comprehensive loss .............                                                                                      (99.1)
                                                                                                                        ---------
Cash dividends .......................                                                           (52.9)                     (52.9)
Issuance of treasury stock ...........                                                 27.6                                  27.6
Restricted common stock grants .......                     12.4                                                              12.4
Merger of TCH ........................                               (4,579.9)                                           (4,579.9)
                                         ---------    ---------     ---------     ---------  ---------    ---------     ---------
June 1, 2001 (predecessor) ...........         2.7      3,539.6      (4,579.9)       (110.1)   2,630.9       (167.9)      1,315.3
Recapitalization at acquisition ......                 (3,539.6)      3,539.6
Effect of push-down accounting
  of Tyco's purchase price on
  CIT's net assets ...................        (2.7)                   5,945.1         110.1   (2,631.7)       167.9       3,588.7
                                         ---------    ---------     ---------     ---------  ---------    ---------     ---------
June 1, 2001 (successor) .............          --           --       4,904.8            --       (0.8)          --       4,904.0
Net income ...........................                                                           182.8                      182.8
Foreign currency translation
  adjustments ........................                                                                        (13.4)        (13.4)
Change in fair values of
  derivatives qualifying as
  cash flow hedges ...................                                                                        (63.4)        (63.4)
                                                                                                                        ---------
Total comprehensive income ...........                                                                                      106.0
                                                                                                                        ---------
Cash dividends .......................                                                            (0.1)                      (0.1)
Tax benefit on stock
  transactions .......................                                   39.4                                                39.4
Capital contribution from Tyco .......                                  898.3                                               898.3
                                         ---------    ---------     ---------     ---------  ---------    ---------     ---------
September 30, 2001 (successor) .......          --           --       5,842.5            --      181.9        (76.8)      5,947.6
Net loss .............................                                                        (6,698.7)                  (6,698.7)
Foreign currency translation
  adjustments ........................                                                                        (62.4)        (62.4)
Change in fair values of
  derivatives qualifying as
  cash flow hedges ...................                                                                        (57.1)        (57.1)
Unrealized gain on equity and
  securitization investments, net ....                                                                         21.0          21.0
Minimum pension liability
  adjustment .........................                                                                        (21.0)        (21.0)
                                                                                                                        ---------
Total comprehensive loss .............                                                                                   (6,818.2)
                                                                                                                        ---------
Issuance of common stock in
  connection with the initial
  public offering ....................         2.0     10,420.4     (10,422.4)                                                 --
Common stock issued --
  overallotment ......................         0.1        249.2                                                             249.3
Capital contribution from Tyco
  for TCH ............................                                4,579.9                    794.0                    5,373.9
Restricted common stock grants .......                      5.2                                                               5.2
                                         ---------    ---------     ---------     ---------  ---------    ---------     ---------
September 30, 2002 (successor) .......         2.1     10,674.8            --            --   (5,722.8)      (196.3)      4,757.8
Net income ...........................                                                           141.3                      141.3
Foreign currency translation
  adjustments ........................                                                                          0.2           0.2
Change in fair values of
  derivatives
  qualifying as cash flow
  hedges .............................                                                                          2.2           2.2
Unrealized losses on equity and
  securitization investments, net ....                                                                         (6.8)         (6.8)
                                                                                                                        ---------
Total comprehensive income ...........                                                                                      136.9
                                                                                                                        ---------
Cash dividends .......................                                                           (25.4)                     (25.4)
Restricted common stock grants .......                      1.4                                                               1.4
                                         ---------    ---------     ---------     ---------  ---------    ---------     ---------
December 31, 2002 (successor) ........   $     2.1    $10,676.2     $      --     $      --  $(5,606.9)   $  (200.7)    $ 4,870.7
                                         =========    =========     =========     =========  =========    =========     =========

                See Notes to Consolidated Financial Statements.

                        CIT GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in millions)

                                                        Three Months    Twelve Months      June 2        January 1
                                                           Ended          Ended           through         through        Year Ended
                                                        December 31,    September 30,   September 30,     June 1,       December 31,
                                                           2002            2002            2001            2001            2000
                                                         ---------       ---------       ---------       ---------       ---------
                                                        (successor)     (successor)     (successor)    (predecessor)   (predecessor)
Cash Flows From Operations:
Net income (loss) ..................................     $   141.3       $(6,698.7)      $   182.8       $    80.5       $   611.6
Adjustments to reconcile net income
  (loss) to net cash flows from operations:
  Goodwill impairment ..............................            --         6,511.7              --              --              --
  Provision for credit losses ......................         133.4           788.3           116.1           216.4           255.2
  Depreciation and amortization ....................         287.5         1,286.5           521.3           642.4         1,408.7
  Provision for deferred federal
    income taxes ...................................          71.9           276.9           113.6            63.7           211.5
  Gains on equipment, receivable and
    investment sales, net ..........................         (51.8)         (203.1)         (119.1)          (18.2)         (371.8)
  Increase (decrease) in accrued
    liabilities and payables .......................          55.4            57.0          (349.8)          (28.2)          449.0
  Decrease (increase) in other assets ..............          26.7          (626.7)         (429.7)           69.9          (690.9)
  Other ............................................         (76.6)          (32.3)          (70.6)           36.0            31.9
                                                         ---------       ---------       ---------       ---------       ---------
Net cash flows provided by (used for)
  operations .......................................         587.8         1,359.6           (35.4)        1,062.5         1,905.2
                                                         ---------       ---------       ---------       ---------       ---------
Cash Flows From Investing Activities:
Loans extended .....................................     (12,873.8)      (48,300.6)      (15,493.1)      (20,803.0)      (49,275.8)
Collections on loans ...............................      12,089.7        42,584.2        12,750.6        18,520.2        41,847.5
Proceeds from asset and receivable
  sales ............................................       1,085.4        10,992.4         5,213.0         2,879.6         7,055.4
Purchases of assets to be leased ...................        (449.1)       (1,877.2)         (756.9)         (694.0)       (2,457.6)
Purchases of finance receivable
  portfolios .......................................        (254.7)         (372.7)             --              --        (1,465.6)
Net decrease (increase) in short-term
  factoring receivables ............................         391.7          (651.9)         (471.2)         (131.0)         (175.4)
Other ..............................................          (4.3)          (52.5)            3.2           (24.4)          (79.4)
                                                         ---------       ---------       ---------       ---------       ---------
Net cash flows (used for) provided
  by investing activities ..........................         (15.1)        2,321.7         1,245.6          (252.6)       (4,550.9)
                                                         ---------       ---------       ---------       ---------       ---------
Cash Flows From Financing Activities:
Proceeds from the issuance of variable
  and fixed rate notes .............................       2,463.2        13,093.4         1,000.0         6,246.6        12,645.3
Repayments of variable and
  fixed-rate notes .................................      (3,558.3)      (12,148.8)       (3,272.2)       (6,491.5)      (10,143.2)
Net increase (decrease) in commercial
  paper ............................................         320.4        (4,186.2)       (1,007.8)          813.6            89.5
Net repayments of non-recourse
  leveraged lease debt .............................         (35.0)         (187.7)          (26.6)           (8.7)          (31.2)
Capital contributions from former
  Parent ...........................................            --           923.5           744.7             0.8              --
Proceeds from issuance of common
  stock ............................................            --           254.6              --              --              --
Cash dividends paid ................................         (25.4)             --              --           (52.9)         (105.9)
Issuance (purchase) of treasury stock ..............            --              --              --            27.6           (67.2)
                                                         ---------       ---------       ---------       ---------       ---------
Net cash flows (used for) provided by
  financing activities .............................        (835.1)       (2,251.2)       (2,561.9)          535.5         2,387.3
                                                         ---------       ---------       ---------       ---------       ---------
Net (decrease) increase in cash and cash
  equivalents ......................................        (262.4)        1,430.1        (1,351.7)        1,345.4          (258.4)
Exchange rate impact on cash .......................          24.6            36.3             3.3            (1.1)           (2.9)
Cash and cash equivalents, beginning
  of period ........................................       2,274.4           808.0         2,156.4           812.1         1,073.4
                                                         ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents, end of
  period ...........................................     $ 2,036.6       $ 2,274.4       $   808.0       $ 2,156.4       $   812.1
                                                         =========       =========       =========       =========       =========
Supplementary Cash Flow Disclosure:
Interest paid ......................................     $   418.5       $ 1,713.9       $   652.9       $ 1,067.6       $ 2,449.7
Federal, foreign and state and local
  income taxes (refunded) paid-- net ...............     $    44.2       $   (43.9)      $    31.4       $    14.7       $    28.4
Supplementary Non-cash Disclosure:
Push-down of purchase price by Parent ..............            --              --       $ 9,484.7              --              --

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Business and Summary of Significant Accounting Policies

      CIT Group Inc., a Delaware corporation ("we," "CIT" or the "Company"), formerly known as Tyco Capital Corporation, and previously The CIT Group, Inc., is a leading global source of financing and leasing capital for companies in a wide variety of industries, including many of today's leading industries and emerging businesses, offering vendor, equipment, commercial, factoring, consumer, and structured financing capabilities. CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region.

Basis of Presentation

      The Consolidated Financial Statements include the results of CIT and its subsidiaries and have been prepared in U.S. dollars, unless indicated otherwise, in accordance with accounting principles generally accepted in the United States. Certain prior period amounts have been reclassified to conform to the current presentation. On June 1, 2001, The CIT Group, Inc. was acquired by a wholly-owned subsidiary of Tyco International Ltd. ("Tyco"), in a purchase business combination recorded under the "push-down" method of accounting, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001. Information relating to all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting. On July 8, 2002, our former parent, Tyco International Ltd, completed a sale of 100% of CIT's outstanding common stock in an initial public offering ("IPO"). Immediately prior to the offering, CIT was merged with its parent Tyco Capital Holding, Inc. ("TCH"), a company used to acquire CIT. As a result, the historical financial results of TCH are included in the historical consolidated CIT financial statements.

      CIT consolidates entities in which it owns or controls more than fifty percent of the voting shares, unless control is likely to be temporary. Entities that are twenty to fifty percent owned by CIT are included in other assets and presented at the corresponding share of equity plus loans and advances. Entities in which CIT owns less than twenty percent of the voting shares, and over which the Company has no significant influence, are included in other assets at cost, less declines in value that are other than temporary. In accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", Qualifying Special Purpose Entities utilized in securitizations are not consolidated. Interests in securitizations are included in other assets. All significant intercompany transactions have been eliminated.

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

      The accrual of finance income on commercial finance receivables is generally suspended and an account is placed on non-accrual status when payment of principal or interest is contractually delinquent for 90 days or more, or earlier when, in the opinion of management, full collection of all principal and interest due is doubtful. Given the nature of revolving credit facilities, including those combined with term loan facilities (advances and interest

                         CIT GROUP INC. AND SUBSIDIARIES
accruals increase revolving loan balances and payments reduce revolving loan balances), the placement of revolving credit facilities on non-accrual status includes the review of other qualitative and quantitative credit-related factors, and generally does not result in the reversal of significant amounts of accrued interest. To the extent the estimated fair value of collateral does not satisfy both the principal and accrued interest outstanding, accrued but uncollected interest at the date an account is placed on non-accrual status is reversed and charged against income. Subsequent interest received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status. The accrual of finance income on consumer loans is suspended, and all previously accrued but uncollected income is reversed, when payment of principal and/or interest is contractually delinquent for 90 days or more.

      Other revenue includes the following: (1) factoring commissions, (2) commitment, facility, letters of credit and syndication fees, (3) servicing fees
(4) gains and losses from sales of leasing equipment, venture capital investments and sales and securitizations of finance receivables, and (5) equity in earnings of joint ventures and unconsolidated subsidiaries.

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

Impaired Loans

      Impaired loans include any loans for $500 thousand or greater, outside of homogeneous pools of loans, that are placed on non-accrual status or any troubled debt restructuring that is subject to periodic individual review by CIT's Asset Quality Review Committee ("AQR"). The AQR, which is comprised of members of senior management, reviews overall portfolio performance, as well as individual accounts meeting certain credit risk grading parameters. Excluded from impaired loans are: 1) certain individual commercial non-accrual loans for

                         CIT GROUP INC. AND SUBSIDIARIES
which the collateral value supports the outstanding balance and the continuation of earning status, 2) consumer loans, which are subject to automatic charge-off procedures, and 3) short-term factoring customer receivables, generally having terms of no more than 30 days. Loan impairment is defined as any shortfall between the estimated value and the recorded investment in the loan, with the estimated value determined using the fair value of the collateral and other cash flows if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate.

Long-Lived Assets

      A review for impairment of long-lived assets, such as operating lease equipment, is performed at least annually and whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of assets is determined by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is based upon discounted cash flow analysis and available market data. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Other Identified Intangibles

      Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, less the fair value of liabilities assumed from business combinations. CIT adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001. The Company determined that there was no impact of adopting this standard under the transition provisions of SFAS No.
142. Since adoption, goodwill is no longer amortized, but instead is assessed for impairment at least annually. During this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. See Note 17 -- Accounting Change -- Goodwill.

Securitizations

      Pools of assets are originated and sold to special purpose entities which, in turn, issue debt securities backed by the asset pools or sell individual interests in the assets to investors. CIT retains the servicing rights and participates in certain cash flows from the pools. The present value of expected net cash flows (after payment of principal and interest to certificate and/or note holders and credit-related disbursements) that exceeds the estimated cost of servicing is recorded at the time of sale as a "retained interest." Retained interests in securitized assets are included in other assets and classified as available-for-sale securities under SFAS 115. CIT, in its estimation of those net cash flows and retained interests, employs a variety of financial assumptions, including loan pool credit losses, prepayment speeds and discount rates. These assumptions are supported by both CIT's historical experience, market trends and anticipated performance relative to the particular assets securitized. Subsequent to the recording of retained interests, CIT reviews such values quarterly. Fair values of retained interests are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates and are then compared to the respective carrying values. Unrealized losses, representing the excess of carrying value over estimated current fair value, are recorded as an impairment. Unrealized gains are not credited to current earnings, but are reflected in stockholders' equity as part of other comprehensive income.

Other Assets

      Assets received in satisfaction of loans are carried at the lower of carrying value or estimated fair value less selling costs, with write-downs at the time of receipt recognized by recording a charge-off. Subsequent write-downs of such assets, which may be required due to a decline in estimated fair market value after receipt, are reflected in general operating expenses.

      Realized and unrealized gains (losses) on marketable equity securities included in CIT's venture capital investment companies are recognized currently in operations. Unrealized gains and losses, representing the difference between carrying value and estimated current fair market value, for all other debt and equity securities are recorded in other accumulated comprehensive income, a separate component of equity.

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

Stock-Based Compensation

      Stock option plans are accounted for in accordance with SFAS 123, which allows for the retention of principles within Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, no compensation expense is recognized for stock options issued. Compensation expense associated with restricted stock awards is recognized over the associated vesting periods. See Note 19 -- Post Retirement and Other Benefit Plans for the pro forma impact on net income/loss and per share amounts assuming recognition of stock option compensation costs based upon the provisions of SFAS 123.

Foreign Currency Translation

      CIT has operations in Canada, Europe and other countries outside the United States. The functional currency for these foreign operations is the local currency. The value of the assets and liabilities of these operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates effective during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in accumulated other comprehensive loss.

Income Taxes

      Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset

                         CIT GROUP INC. AND SUBSIDIARIES
any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Consolidated Statements of Cash Flows

      Cash and cash equivalents includes cash and interest-bearing deposits, which generally represent overnight money market investments of excess cash maintained for liquidity purposes. Cash inflows and outflows from commercial paper borrowings and most factoring receivables are presented on a net basis in the Statements of Cash Flows, as their original term is generally less than 90 days.

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

Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets, and possibly reclassify certain intangible assets into goodwill. CIT implemented the provisions of SFAS No. 142 on October 1, 2001. Since adoption, existing goodwill is no longer amortized but instead is assessed for impairment at least annually. See Note 17 -- Accounting Change Goodwill.

      In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities that are initiated after December 31, 2002. SFAS 146 is not expected to have a significant impact on CIT's financial position or results of operations.

      In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147, which is effective for acquisitions on or after October 1, 2002, supercedes specialized accounting guidance in SFAS No. 72 in order to conform the accounting for certain acquisitions of Banking or Thrift institutions to SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 147 did not and is not expected to impact CIT's financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This pronouncement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. SFAS also expands the disclosure requirements with respect to stock-based compensation. CIT does not intend to change to the fair value method of accounting. The required expanded disclosure is included in the December 31, 2002 financial statements and notes thereto.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the

                         CIT GROUP INC. AND SUBSIDIARIES
guarantee. The expanded disclosure requirements are required for financial statements ending after December 15, 2002, while the liability recognition provisions are applicable to certain guarantee obligations modified or issued after December 31, 2002. CIT is currently assessing the impact of this new required liability recognition.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires additional disclosure with respect to these entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and for reporting periods beginning after June 15, 2003 for entities that existed prior to February 1, 2003. The expanded disclosure requirements are required for financial statements ending after December 15, 2002. This new interpretation is not expected to have a significant impact on the financial position or results of operations.

Note 2 -- Consolidating Financial Statements -- Tyco Capital Holdings Inc. (TCH)

      The September 30, 2001 balance sheet includes the activity of TCH, which was a wholly-owned subsidiary of a Tyco affiliate. TCH's activity was in connection with its capacity as the holding company for the acquisition of CIT by Tyco, which included an outstanding loan from and related interest expense payable to an affiliate of Tyco. Immediately prior to the IPO of CIT on July 8, 2002, TCH was merged with CIT and the activity of TCH (accumulated net deficit) was relieved via a capital contribution from Tyco. As a result, TCH had no subsequent impact on the CIT consolidated financial statements.

($ in millions)                                                 September 30, 2001
                                                  --------------------------------------------------
                                                     CIT         TCH      Eliminations  Consolidated
                                                  ---------    ---------  ------------  ------------
                                     ASSETS
Financing and leasing assets:
  Finance receivables .........................   $31,879.4    $      --   $       --    $31,879.4
  Reserve for credit losses ...................      (492.9)          --           --       (492.9)
                                                  ---------    ---------   ----------    ---------
  Net finance receivables .....................    31,386.5           --           --     31,386.5
  Operating lease equipment, net ..............     6,402.8           --           --      6,402.8
  Finance receivables held for sale ...........     2,014.9           --           --      2,014.9
Cash and cash equivalents .....................       808.0           --           --        808.0
Goodwill, net .................................     6,547.5           --           --      6,547.5
Receivables from Tyco affiliates ..............       200.0        362.7       (200.0)       362.7
Investment in subsidiaries ....................          --     10,598.0    (10,598.0)          --
Other assets ..................................     3,627.3        199.6           --      3,826.9
                                                  ---------    ---------   ----------    ---------
Total Assets ..................................   $50,987.0    $11,160.3   $(10,798.0)   $51,349.3
                                                  =========    =========   ==========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
  Commercial Paper ............................   $ 8,869.2    $      --    $      --    $ 8,869.2
  Variable-rate senior notes ..................     9,614.6           --           --      9,614.6
  Fixed-rate senior notes .....................    17,113.9           --           --     17,113.9
  Subordinated fixed-rate notes ...............       100.0           --           --        100.0
                                                  ---------    ---------   ----------    ---------
Total debt ....................................    35,697.7           --           --     35,697.7
Notes and payables to Tyco affiliates .........         7.6      5,209.7       (200.0)     5,017.3
Credit balances of factoring clients ..........     2,392.9           --           --      2,392.9
Accrued liabilities and payables ..............     2,030.8          3.0           --      2,033.8
                                                  ---------    ---------   ----------    ---------
Total Liabilities .............................    40,129.0      5,212.7       (200.0)    45,141.7
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely debentures of the Company ....       260.0           --           --        260.0
Stockholders' Equity:
  Contributed capital .........................    10,422.4      5,842.5    (10,422.4)     5,842.5
  Accumulated earnings (deficit) ..............       252.4        181.9       (252.4)       181.9
  Accumulated other comprehensive (loss) income       (76.8)       (76.8)        76.8        (76.8)
                                                  ---------    ---------   ----------    ---------
Total Stockholders' Equity ....................    10,598.0      5,947.6    (10,598.0)     5,947.6
                                                  ---------    ---------   ----------    ---------
Total Liabilities and Stockholders' Equity ....   $50,987.0    $11,160.3   $(10,798.0)   $51,349.3
                                                  =========    =========   -=========    =========

                         CIT GROUP INC. AND SUBSIDIARIES

($ in millions)                                  For the Year Ended              For the Nine Months Ended
                                                 September 30, 2002                 September 30, 2001
                                         ----------------------------------  ----------------------------------
                                           CIT          TCH    Consolidated    CIT          TCH    Consolidated
                                         --------     -------  ------------  --------     -------  ------------
                                                   (successor)                           (combined)
Finance Income ......................   $ 4,342.8     $    --   $ 4,342.8     $3,975.3     $    --    $3,975.3
Interest expense ....................     1,439.3          --     1,439.3      1,619.8          --     1,619.8
                                        ---------     -------   ---------     --------     -------    --------
Net finance income ..................     2,903.5          --     2,903.5      2,355.5          --     2,355.5
Depreciation on operating lease
  equipment .........................     1,241.0          --     1,241.0      1,036.7          --     1,036.7
                                        ---------     -------   ---------     --------     -------    --------
Net finance margin ..................     1,662.5          --     1,662.5      1,318.8          --     1,318.8
Provision for credit losses .........       788.3          --       788.3        332.5          --       332.5
                                        ---------     -------   ---------     --------     -------    --------
Net finance margin after provision
  for credit losses .................       874.2          --       874.2        986.3          --       986.3
Other revenue .......................       932.3          --       932.3        572.6          --       572.6
                                        ---------     -------   ---------     --------     -------    --------
Operating margin ....................     1,806.5          --     1,806.5      1,558.9          --     1,558.9
                                        ---------     -------   ---------     --------     -------    --------
Salaries and general operating
  expenses ..........................       923.4        23.0       946.4        784.9         9.6       794.5
Interest expense -- TCH .............          --       662.6       662.6           --        98.8        98.8
Goodwill impairment .................     6,511.7          --     6,511.7           --          --          --
Goodwill amortization ...............          --          --          --         97.6          --        97.6
Acquisition related costs ...........          --          --          --         54.0          --        54.0
                                        ---------     -------   ---------     --------     -------    --------
Operating expenses ..................     7,435.1       685.6     8,120.7        936.5       108.4     1,044.9
                                        ---------     -------   ---------     --------     -------    --------
(Loss) income before provision for
  income taxes ......................    (5,628.6)     (685.6)   (6,314.2)       622.4      (108.4)      514.0
(Provision) benefit for income taxes       (336.1)      (37.9)     (374.0)      (280.1)       37.9      (242.2)
Minority interest in subsidiary trust
  holding solely debentures of the
  Company, after tax ................       (10.5)         --       (10.5)        (8.5)         --        (8.5)
                                        ---------     -------   ---------     --------     -------    --------
Net (loss) income ...................   $(5,975.2)    $(723.5)  $(6,698.7)    $  333.8     $ (70.5)   $  263.3
                                        =========     =======   ==========     ========    =======    ========

Note 3 -- Initial Public Offering and Acquisition by Tyco International Ltd.

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

                         CIT GROUP INC. AND SUBSIDIARIES

      The purchase price paid by Tyco for CIT was valued at approximately $9.5 billion. The $9.5 billion value consisted of the following: the issuance of approximately 133.0 million Tyco common shares valued at $6,650.5 million on June 1, 2001 in exchange for approximately 73% of the outstanding CIT common stock (including exchangeable shares of CIT Exchangeco, Inc.); the payment of $2,486.4 million in cash to Dai-Ichi Kangyo Bank, Limited ("DKB") on June 1, 2001 for approximately 27% of the outstanding CIT common stock; options for Tyco common shares valued at $318.6 million issued in exchange for CIT stock options; and $29.2 million in acquisition-related costs incurred by Tyco. In addition, $22.3 million in acquisition-related costs incurred by Tyco were paid and were reflected in CIT's equity as an additional capital contribution. The purchase of the CIT common stock held by DKB, which was contingent upon the satisfaction of the conditions of the merger, took place immediately prior to the closing of the merger on June 1, 2001. Additionally, Tyco made capital contributions totaling $898.3 million for the period June 2, 2001 through September 30, 2001, including a note receivable of $200.0 million paid by Tyco during the first fiscal quarter of 2002. Except for the capital contribution used to unwind the activity of TCH, there were no further capital contributions from Tyco subsequent to September 30, 2001.

      In connection with the acquisition by Tyco, CIT recorded acquired assets and liabilities at their estimated June 2, 2001 fair values. During the first six months of fiscal 2002, CIT recorded additions to goodwill of $348.6 million. The goodwill adjustments were related to fair value adjustments to purchased assets and liabilities, and accruals related to severance, facilities or other expenses incurred as a result of the purchase transaction. The accruals recorded during the six months ended March 31, 2002 related to finalizing integration and consolidation plans for the elimination of additional corporate administrative and other personnel located primarily in North America and Europe. These accruals resulted in additional purchase accounting liabilities, which also increased goodwill and deferred tax assets. The severance reserve established at the acquisition date was primarily related to corporate administrative personnel in North America. The Other Reserve established consisted primarily of acquisition-related costs incurred by Tyco.

      The following table summarizes purchase accounting liabilities (pre-tax) related to severance of employees and closing facilities that were recorded in connection with the acquisition by Tyco, as well as utilization during the respective periods ($ in millions).

                                               Severance                           Facilities
                                          --------------------  -----------------------------------------------
                                         Number of              Number of                   Other      Total
                                         Employees    Reserves  Facilities    Reserves     Reserves   Reserves
                                         ---------    --------  ----------    --------     --------   ---------
Reserves established in fiscal 2001 ..      671        $ 45.8        --         $  --       $ 55.9      $101.7
Fiscal 2001 utilization ..............     (408)        (20.2)       --            --        (51.5)      (71.7)
                                           ----        ------       ---         -----       ------      ------
Ending balance at September 30, 2001..      263          25.6        --            --          4.4        30.0
Fiscal 2002 acquisition reserves .....      826          58.4        29          20.7           --        79.1
Fiscal 2002 utilization ..............     (808)        (60.8)       (5)         (6.5)        (4.4)      (71.7)
                                           ----        ------       ---         -----       ------      ------
Balance September 30, 2002 ...........      281          23.2        24          14.2           --        37.4
October 1 - December 31, 2002
  utilization ........................      (41)         (6.0)       (2)         (1.8)          --        (7.8)
                                           ----        ------       ---         -----       ------      ------
Balance December 31, 2002 ............      240        $ 17.2        22         $12.4       $   --      $ 29.6
                                           ====        ======       ===         =====       ======      ======

Note 4 -- Change in Fiscal Year

      Following our acquisition by Tyco in June 2001, we changed our fiscal year end from December 31 to September 30, to conform to Tyco's fiscal year end. On November 5, 2002, the CIT Board of Directors approved the return to a calendar year end effective December 31, 2002. The quarter ended December 31, 2002 constitutes a transitional fiscal period. The following table provides comparative results for the three months ended December 31, 2002 and the unaudited three months ended December 31, 2001 ($ in millions).

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                  (Unaudited)
                                                   December 31,   December 31,
                                                      2002            2001
                                                   ------------   ------------
Finance income ................................      $971.7         $1,199.0
Interest expense ..............................       340.0            373.0
                                                     ------         --------
Net finance income ............................       631.7            826.0
Depreciation on operating lease
  equipment ...................................       277.3            338.5
                                                     ------         --------
Net finance margin ............................       354.4            487.5
Provision for credit losses ...................       133.4            112.9
                                                     ------         --------
Net finance margin after provision
  for credit losses ...........................       221.0            374.6
Other revenue .................................       257.1            245.1
                                                     ------         --------
Operating margin ..............................       478.1            619.7
                                                     ------         --------
Salaries and general operating
  expenses ....................................       242.1            238.7
Interest expense - TCH ........................          --             76.3
                                                     ------         --------
Operating expenses ............................       242.1            315.0
                                                     ------         --------
Income before provision for
  income taxes ................................       236.0            304.7
Provision for income taxes ....................       (92.0)          (118.2)
Minority interest in subsidiary trust
  holding solely debentures of the
  Company, after tax ..........................        (2.7)            (2.4)
                                                     ------         --------
Net income ....................................      $141.3         $  184.1
                                                     ======         ========
Net income per diluted share ..................      $ 0.67         $   0.87(1)
                                                     ======         ========

--------------------------------------------------------------------------------
(1) Assumes that common shares outstanding as a result of the July 2002 IPO (211.7 million) were outstanding.

Note 5 -- Finance Receivables

      The following table presents the breakdown of finance receivables by loans and lease receivables ($ in millions).

                          At December 31,    At September 30,   At September 30,
                               2002               2002                2001
                          ---------------    ----------------   ----------------
Loans ..................     $19,854.9           $20,494.5          $23,590.9
Leases .................       7,766.4             7,964.5            8,288.5
                             ---------           ---------          ---------
  Finance receivables ..     $27,621.3           $28,459.0          $31,879.4
                             =========           =========          =========

      Finance Receivables included $2.4 billion, $2.3 billion and $2.6 billion in equipment residual values at December 31, 2002, September 30, 2002 and September 30, 2001, respectively. Included in lease receivables at December 31, 2002, September 30, 2002 and September 30, 2001 are leveraged leases of $1.2 billion, $1.1 billion and $1.0 billion, respectively. Leveraged leases exclude the portion funded by third party non-recourse debt payable of $3.7 billion at December 31, 2002, $3.6 billion at September 30, 2002 and $2.4 billion at September 30, 2001.

      Additionally, at December 31, 2002, September 30, 2002 and September 30, 2001, finance receivables previously securitized totaling $10.5 billion, $11.2 billion and $10.1 billion, respectively, were still managed by CIT.

      The following table sets forth the contractual maturities of finance receivables due in the respective calendar or fiscal years ($ in millions).

                                         At December 31, 2002    At September 30, 2002   At September 30, 2001
                                         --------------------    ---------------------   ---------------------
                                          Amount     Percent      Amount      Percent      Amount     Percent
                                         --------   ---------    --------    ---------   ----------  ---------
Due within one year .................   $12,076.3     43.7%      $13,136.8     46.2%      $14,212.6     44.6%
Due within one to two years .........     3,598.8     13.0         3,541.2     12.4         5,233.5     16.4
Due within two to four years ........     4,181.2     15.2         4,375.7     15.4         4,515.2     14.2
Due after four years ................     7,765.0     28.1         7,405.3     26.0         7,918.1     24.8
                                        ---------    -----       ---------    -----       ---------    -----
    Total ...........................   $27,621.3    100.0%      $28,459.0    100.0%      $31,879.4    100.0%
                                        =========    =====       =========    =====       =========    =====

                         CIT GROUP INC. AND SUBSIDIARIES

      Non-performing assets reflect both finance receivables on non-accrual status (primarily loans that are ninety days or more delinquent) and assets received in satisfaction of loans (repossessed assets). The following table sets forth certain information regarding total non-performing assets ($ in millions).

                                             At December 31, 2002   At September 30, 2002  At September 30, 2001
                                             ---------------------  ---------------------  ---------------------
Non-accrual finance receivables ..........        $  946.4                 $  976.6                 $851.6
Assets received in satisfaction of loans..           139.4                    163.2                  118.1
                                                  --------                 --------                 ------
Total non-performing assets ..............        $1,085.8                 $1,139.8                 $969.7
                                                  ========                 ========                 ======
Percentage of finance receivables ........            3.93%                    4.01%                  3.04%
                                                  ========                 ========                 ======

      At December 31, 2002, September 30, 2002 and September 30, 2001, the recorded investment in loans considered for impairment totaled $959.9 million, $1,001.2 million, and $555.3 million, respectively. Loans whose estimated fair market value is less than current recorded value totaled $522.3 million, $449.8 million and $304.1 million at December 31, 2002, September 30, 2002 and September 30, 2001, respectively. The corresponding specific reserve for credit loss allocations were $156.9 million, $197.4 million and $122.3 million included in the reserve for credit losses. The average monthly recorded investment in loans considered for impairment was $980.6 million (including $327.3 million relating to telecommunications), $818.9 million (including $185.5 million relating to telecommunications), $409.8 million and $256.6 million for the three months ended December 31, 2002, twelve months ended September 30, 2002, nine months ended September 30, 2001, and year ended December 31, 2000, respectively. After being classified as impaired, there was no finance income recognized on these loans because our definition of an impaired loan is linked to non-accrual classification. The amount of finance income that would have been recorded under contractual terms for impaired loans would have been $19.2 million, $65.2 million, $46.1 million and $38.1 million for the three months ended December 31, 2002, for the twelve months ended September 30, 2002, for the nine months ended September 30, 2001, and for the year ended December 31, 2000, respectively.

Note 6 -- Reserve for Credit Losses

      The following table presents changes in the reserve for credit losses ($ in millions).

                                    For the Three  For the Twelve     June 2       January 1       For the
                                     Months Ended   Months Ended     through        through      Year Ended
                                     December 31,   September 30,  September 30,    June 1,      December 31,
                                        2002             2002          2001           2001           2000
                                    ------------   -------------   -------------  -------------  -------------
                                     (successor)    (successor)    (successor)    (predecessor)  (predecessor)
Balance, beginning of period .....     $ 777.8        $ 492.9        $462.7          $ 468.5        $ 446.9
                                       -------        -------        ------          -------        -------
Provision for credit losses ......       133.4          453.3         116.1            126.9          255.2
Provision for credit losses -
  specific reserving actions(1) ..          --          335.0            --             89.5             --
Reserves relating to dispositions,
  acquisitions, other ............         4.1          (11.1)          0.9            (17.2)           2.0
                                       -------        -------        ------          -------        -------
  Additions to the reserve for
    credit losses ................       137.5          777.2         117.0            199.2          257.2
                                       -------        -------        ------          -------        -------
Finance receivables charged-off ..      (173.2)        (539.1)        (93.7)          (215.8)        (255.8)
Recoveries on finance receivables
  previously charged-off .........        18.7           46.8           6.9             10.8           20.2
                                       -------        -------        ------          -------        -------
  Net credit losses ..............      (154.5)        (492.3)        (86.8)          (205.0)        (235.6)
                                       -------        -------        ------          -------        -------
Balance, end of period ...........     $ 760.8        $ 777.8        $492.9          $ 462.7        $ 468.5
                                       =======        =======        ======          =======        =======
Reserve for credit losses as a
  percentage of finance
  receivables ....................        2.75%          2.73%         1.55%            1.50%          1.40%
                                       =======        =======        ======          =======        =======

--------------------------------------------------------------------------------
(1) The 2002 amounts consist of reserving actions relating to telecommunications ($200.0 million) and Argentine exposures ($135.0 million). The 2001 amount consists of a provision for under-performing loans and leases, primarily in the telecommunications portfolio.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 7 -- Operating Lease Equipment

      The following table provides an analysis of the net book value (net of accumulated depreciation of $1.3 billion, $1.2 billion and $0.4 billion) of operating lease equipment by equipment type at December 31, 2002, September 30, 2002 and September 30, 2001 ($ in millions).

                             At December 31,  At September 30,  At September 30,
                                  2002             2002               2001
                             ---------------  ----------------  ----------------
Commercial aircraft ........    $3,185.4          $3,005.5          $2,017.2
Railcars and locomotives ...     1,507.7           1,373.9           1,242.5
Communications .............       507.5             554.5             799.5
Information technology .....       337.6             370.3             702.1
Business aircraft ..........       292.6             341.3             359.6
Transportation -- other ....       179.2             191.2             298.1
Other ......................       694.6             730.7             983.8
                                --------          --------          --------
  Total ....................    $6,704.6          $6,567.4          $6,402.8
                                ========          ========          ========

      Included in the preceding table is equipment not currently subject to lease agreements of $385.9 million, $267.3 million and $247.2 million at December 31, 2002, September 30, 2002, and September 30, 2001, respectively.

      Rental income on operating leases, which is included in finance income, totaled $0.4 billion for the three months ended December 31, 2002, $1.7 billion for the twelve months ended September 30, 2002, $1.5 billion for the combined nine months ended September 30, 2001 and $1.8 billion for the year ended December 31, 2000. The following table presents future minimum lease rentals on non-cancelable operating leases as of December 31, 2002. Excluded from this table are variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing operating lease equipment at lease expiration, all of which are components of operating lease profitability ($ in millions).

Years Ended December 31,                                                Amount
------------------------                                                ------
2003 ..............................................................    $1,131.0
2004 ..............................................................       725.8
2005 ..............................................................       458.1
2006 ..............................................................       300.1
2007 ..............................................................       232.3
Thereafter ........................................................       518.0
                                                                       --------
  Total ...........................................................    $3,365.3
                                                                       ========

Note 8 -- Concentrations

      The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets at December 31, 2002, September 30, 2002 and September 30, 2001 ($ in millions):

                                    At December 31, 2002         At September 30, 2002        At September 30, 2001
                                   ----------------------        ----------------------       ---------------------
                                   Amount         Percent        Amount         Percent       Amount        Percent
                                   ------         -------        ------         -------       ------        -------
Geographic
North America:
Northeast ....................   $ 7,833.8         21.8%       $ 8,047.0         22.1%      $ 9,117.9         22.4%
West .........................     6,223.8         17.4          6,339.1         17.4         7,561.7         18.6
Midwest ......................     5,748.3         16.0          5,941.0         16.3         6,957.3         17.0
Southeast ....................     4,946.8         13.8          4,854.1         13.3         5,505.4         13.5
Southwest ....................     3,691.9         10.3          3,932.0         10.8         4,708.1         11.6
Canada .......................     1,804.9          5.0          1,688.4          4.7         1,952.4          4.8
                                 ---------        -----        ---------        -----       ---------        -----
Total North America ..........    30,249.5         84.3         30,801.6         84.6        35,802.8         87.9
Other foreign ................     5,625.2         15.7          5,586.0         15.4         4,926.4         12.1
                                 ---------        -----        ---------        -----       ---------        -----
  Total ......................   $35,874.7        100.0%       $36,387.6        100.0%      $40,729.2        100.0%
                                 =========        =====        =========        =====       =========        =====

                        CIT GROUP INC. AND SUBSIDIARIES

                                           At December 31, 2002      At September 30, 2002      At September 30, 2001
                                           --------------------      ---------------------      ---------------------
                                           Amount       Percent      Amount        Percent      Amount        Percent
                                           ------       -------      ------        -------      ------        -------
Industry
Manufacturing(1) (no industry
  greater than 2.7%) ................     $ 7,063.3      19.7%      $ 7,446.2        20.5%    $ 8,442.2         20.7%
Commercial airlines
  (including regional airlines) .....       4,587.6      12.8         4,285.3        11.8       3,412.3          8.4
Retail(2) ...........................       4,469.2      12.5         4,939.4        13.6       5,020.9         12.3
Transportation(3) ...................       2,715.7       7.6         2,665.8         7.3       2,675.8          6.6
Communications(4) ...................       1,787.3       5.0         1,840.1         5.1       1,590.3          3.9
Construction equipment ..............       1,721.3       4.8         1,760.2         4.8       2,273.7          5.6
Services ............................       1,654.3       4.6         1,533.4         4.2       1,755.3          4.3
Wholesaling .........................       1,306.9       3.6         1,245.5         3.4       1,435.7          3.5
Home mortgage .......................       1,292.7       3.6         1,314.2         3.6       2,760.2          6.8
Automotive Services .................       1,179.6       3.3         1,116.2         3.1       1,073.0          2.6
Other (no industry greater than 3.0%)       8,096.8      22.5         8,241.3        22.6      10,289.8         25.3
                                          ---------     -----       ---------       -----     ---------        -----
  Total .............................     $35,874.7     100.0%      $36,387.6       100.0%    $40,729.2        100.0%
                                          =========     =====       =========       =====     =========        =====

--------------------------------------------------------------------------------
(1) Includes manufacturers of textiles and apparel, industrial machinery and equipment, electrical and electronic equipment and other industries.

(2)   Includes retailers of apparel (4.5%) and general merchandise (4.4%).

(3)   Includes  rail,  bus,   over-the-road  trucking  industries  and  business
      aircraft.

(4)   Includes   $710.1   million,   $707.2   million  and  $637.7   million  of
      telecommunication related assets at December 31, 2002, September 30, 2002 and September 30, 2001, respectively.

Note 9 -- Investments in Debt and Equity Securities

      Investments in debt and equity securities designated as available for sale (and included in other assets) as of December 31, 2002, September 30, 2002 and September 30, 2001 are shown in the following table ($ in millions).

                                              At December 31, 2002   At September 30, 2002   At September 30, 2001
                                              --------------------   ---------------------   ---------------------
Retained interests in securitized
  commercial loans ..........................       $1,042.1                $1,039.7                 $843.6
Retained interests in securitized
  consumer loans ............................          313.8                   274.0                  126.5
Aerospace equipment trust certificates ......           95.5                    96.7                     --
                                                    --------                --------                 ------
  Total .....................................       $1,451.4                $1,410.4                 $970.1
                                                    ========                ========                 ======

      Retained interests in securitizations include interest-only strips, retained subordinated securities and cash reserves related to securitizations. The composition of retained interests in securitizations as of December 31, 2002, September 30, 2002 and September 30, 2001 was as follows ($ in millions).

                                              At December 31, 2002   At September 30, 2002   At September 30, 2001
                                              --------------------   ---------------------   ---------------------
Retained subordinated securities ............       $  698.2                $  658.9                 $564.9
Interest-only strips ........................          383.1                   362.2                  155.0
Cash reserve accounts .......................          274.6                   292.6                  250.2
                                                    --------                --------                 ------
  Total .....................................       $1,355.9                $1,313.7                 $970.1
                                                    ========                ========                 ======

      The carrying value of the retained interests in securitized assets is reviewed quarterly for valuation impairment. During the three months ended
December 31, 2002, net accretion of $33.2 million was recognized in pretax earnings, including $10.6 million of impairment charges. For the twelve months ended September 30, 2002, net accretion of $97.1 million was recognized in pretax earnings, including $49.9 million of impairment charges, respectively. Unrealized after tax gains totaled $20.5 million and $25.8 million at December 31, 2002 and September 30, 2002, respectively, and are reflected in stockholders' equity as a part of accumulated other comprehensive loss.

                         CIT GROUP INC. AND SUBSIDIARIES

      The securitization programs cover a wide range of products and collateral types with significantly different prepayment and credit risk characteristics. The prepayment speed, in the tables below, is based on Constant Prepayment Rate, which expresses payments as a function of the declining amount of loans at a compound annual rate. Weighted average expected credit losses are expressed as annual loss rates.

      The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during the three months ended December 31, 2002 were as follows:

                                              Commercial Equipment
                                             ----------------------
                                                        Equipment
                                             Specialty  Finance and   Consumer
                                              Finance     Leasing    Home Equity
                                             ---------  -----------  -----------
Weighted average prepayment speed ........     12.83%     11.58%        24.00%
Weighted average expected credit losses ..      0.79%      1.08%         0.97%
Weighted average discount rate ...........      9.68%      9.00%        11.00%
Weighted average life (in years) .........      1.46       2.01          3.67

      Key assumptions used in calculating the fair value of the retained interests in securitized assets by product type at December 31, 2002 were as follows:

                                                 Commercial Equipment                  Consumer
                                                --------------------------    ---------------------------
                                                               Equipment      Manufactured   Recreational
                                                Specialty    Financing and      Housing &     Vehicle &
                                                 Finance        Leasing        Home Equity       Boat
                                                ---------    -------------    -------------  ------------
Weighted average prepayment speed ...........     17.85%         11.71%            25.85%       18.03%
Weighted average expected credit losses .....      1.24%          2.23%             1.09%        0.50%
Weighted average discount rate ..............     11.09%         10.73%            12.68%       14.30%
Weighted average life (in years) ............      1.18           1.53              3.07         3.21

      The impact of 10 percent and 20 percent adverse changes to the key assumptions on the fair value of retained interests as of December 31, 2002 is shown in the following tables ($ in millions).

                                                               Consumer
                                                     ---------------------------
                                                     Manufactured   Recreational
                                         Commercial    Housing &     Vehicle &
                                         Equipment    Home Equity      Boat
                                         ----------  -------------  ------------
Prepayment speed:
  10 percent adverse change ..........    $(4.4)        $(9.2)      $(1.6)
  20 percent adverse change ..........     (8.3)        (17.0)       (3.1)
Expected credit losses:
  10 percent adverse change ..........    (15.7)         (5.2)       (1.3)
  20 percent adverse change ..........    (31.4)        (10.3)       (2.6)
Weighted average discount rate:
  10 percent adverse change ..........    (14.4)         (4.9)       (2.1)
  20 percent adverse change ..........    (28.4)         (9.6)       (4.0)

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

                         CIT GROUP INC. AND SUBSIDIARIES

      The following tables summarize static pool credit losses, which represent the sum of actual losses (life to date) and projected future credit losses, divided by the original balance of each pool of the respective assets for the securitizations during the period.

                                     Commercial Equipment Securitizations During
                                     -------------------------------------------
                                          2002           2001          2000
                                          ----           ----          ----
                                       (successor)    (combined)   (predecessor)
Actual and projected losses at:
  December 31, 2002 ................      1.96%          2.94%         4.31%
  September 30, 2002 ...............      1.92%          2.87%         4.34%
  September 30, 2001 ...............        --           1.92%         3.43%
  December 31, 2000 ................        --             --          1.83%

                                          Home Equity Securitizations During
                                          ----------------------------------
                                          2002           2001          2000
                                          ----           ----          ----
                                       (successor)    (combined)   (predecessor)
Actual and projected losses at:
  December 31, 2002 ................      2.65%            --            --
  September 30, 2002 ...............      2.68%            --            --
  September 30, 2001 ...............        --             --            --
  December 31, 2000 ................        --             --            --

      The tables that follow summarize the roll-forward of retained interest balances and certain cash flows received from and paid to securitization trusts for the three months ended December 31, 2002 and twelve months ended September 30, 2002 ($ in millions).

                                         Three Months Ended  Twelve Months Ended
                                         December 31, 2002   September 30, 2002
                                         ------------------  -------------------
Retained Interests                          (successor)          (successor)
------------------
Retained interest at beginning
  of period ..............................    $1,313.7             $  970.1
New sales ................................       154.9                792.9
Distributions from trusts ................      (175.3)              (512.6)
Other, including net accretion,
  and clean-up calls .....................        67.0                 20.2
Change in fair value .....................        (4.4)                43.1
                                              --------             --------
Retained interest at end of period .......    $1,355.9             $1,313.7
                                              ========             ========

                                         Three Months Ended  Twelve Months Ended
                                         December 31, 2002   September 30, 2002
                                         ------------------  -------------------
Retained Interests                          (successor)          (successor)
------------------
Proceeds from new securitizations ........    $1,060.2             $6,603.9
Other cash flows received on
  retained interests .....................       175.3                551.5
Servicing fees received ..................        19.7                 72.3
Repurchases of delinquent or
  foreclosed assets and ineligible
  contracts ..............................        (3.7)              (104.7)
Purchases of contracts through
  clean up calls .........................        (8.2)              (456.9)
Reimbursable servicing advances,
  net ....................................        (4.0)               (21.9)
Guarantee draws ..........................        (0.2)                (1.2)
                                              --------             --------
Total, net ...............................    $1,239.1             $6,643.0
                                              ========             ========

      Total  net   charge-offs,   for  both  finance   receivables  and  managed
receivables, and net charge-offs as a percentage of average finance receivables and managed receivables, for the three months ended December 31,

                         CIT GROUP INC. AND SUBSIDIARIES

2002, the twelve months ended September 30, 2002, and combined nine months ended September 30, 2001 are set forth below. In addition to finance receivables, managed receivables include finance receivables previously securitized and still managed by us, but exclude operating leases and equity investments ($ in millions).

                                               Net Charge-offs of Finance Receivables
                     -----------------------------------------------------------------------------------
                         Three Months Ended         Twelve Months Ended       Combined Nine Months Ended
                         December 31, 2002           September 30, 2002           September 30, 2001
                      -----------------------      ----------------------     --------------------------
                      Amount       Percentage      Amount      Percentage       Amount       Percentage
                      ------       ----------      ------      ----------       ------       ----------
Commercial .......    $143.3         2.33%         $445.9         1.65%         $243.5          1.13%
Consumer .........      11.2         2.24%           46.4         1.78%           48.3          1.72%
                      ------                       ------                       ------
Total ............    $154.5         2.32%         $492.3         1.67%         $291.8          1.20%
                      ======                       ======                       ======

                                               Net Charge-offs of Managed Receivables
                     -----------------------------------------------------------------------------------
                         Three Months Ended         Twelve Months Ended       Combined Nine Months Ended
                         December 31, 2002           September 30, 2002           September 30, 2001
                      -----------------------      ----------------------     --------------------------
                      Amount       Percentage      Amount      Percentage       Amount       Percentage
                      ------       ----------      ------      ----------       ------       ----------
Commercial .......    $187.5         2.29%         $701.6         2.71%         $351.6          1.87%
Consumer .........      18.7         1.62%           78.8         1.35%           71.5          1.04%
                      ------                       ------                       ------
Total ............    $206.2         2.21%         $780.4         1.94%         $423.1          1.64%
                      ======                       ======                       ======

      Receivables past due 60 days or more, for both finance receivables and managed receivables, and receivables past due 60 days or more as a percentage of finance receivables and managed receivables, at December 31, 2002, September 30, 2002 and September 30, 2001, are set forth below. In addition to finance receivables, managed receivables include finance receivables previously securitized and still managed by us, but exclude operating leases and equity investments ($ in millions).

                                          Finance Receivables Past Due 60 Days or More
                      ----------------------------------------------------------------------------------
                        At December 31, 2002        At September 30, 2002         At September 30, 2001
                      -----------------------      -----------------------       -----------------------
                      Amount       Percentage      Amount       Percentage       Amount       Percentage
                      ------       ----------      ------       ----------       ------       ----------
Commercial .......   $  867.6         3.39%       $  942.8         3.53%        $  915.7        3.18%
Consumer .........      133.7         6.66%          127.2         7.20%           188.2        6.12%
                     --------                     --------                      --------
Total ............   $1,001.3         3.63%       $1,070.0         3.76%        $1,103.9        3.46%
                     ========                     ========                      ========

                                          Managed Receivables Past Due 60 Days or More
                      ----------------------------------------------------------------------------------
                        At December 31, 2002        At September 30, 2002         At September 30, 2001
                      -----------------------      -----------------------       -----------------------
                      Amount       Percentage      Amount       Percentage       Amount       Percentage
                      ------       ----------      ------       ----------       ------       ----------
Commercial .......   $1,136.2         3.36%       $1,289.1         3.64%        $1,386.6        3.63%
Consumer .........      259.4         4.71%          249.5         4.71%           253.2        4.32%
                     --------                     --------                      --------
Total ............   $1,395.6         3.55%       $1,538.6         3.78%        $1,639.8        3.72%
                     ========                     ========                      ========

Note 10 -- Debt

      The following table presents data on commercial paper borrowings ($ in millions).

                                     At December 31, 2002    At September 30, 2002   At September 30, 2001
                                     --------------------    ---------------------   ---------------------
                                         (successor)             (successor)              (successor)
Borrowings outstanding ............        $4,974.6               $4,654.2                 $8,869.2
Weighted average interest rate ....            1.62%                  1.87%                    3.37%
Weighted average remaining days
  to maturity .....................         38 days                37 days                  31 days

                         CIT GROUP INC. AND SUBSIDIARIES

                                            For the Three         For the Twelve          For the Nine            For the
                                             Months Ended          Months Ended           Months Ended           Year Ended
                                           December 31, 2002    September 30, 2002     September 30, 2001     December 31, 2000
                                           -----------------    ------------------     ------------------     -----------------
                                              (successor)           (successor)            (combined)            (predecessor)
Daily average borrowings ...............        $4,758.7             $ 4,564.7              $10,142.5             $10,565.1
Maximum amount outstanding .............         4,994.1             $10,713.5              $11,726.4             $12,868.2
Weighted average interest rate .........            1.75%                 2.25%                  4.67%                 6.23%

      The consolidated weighted average interest rates on variable-rate senior notes at December 31, 2002, September 30, 2002 and September 30, 2001 were 2.08%, 2.31% and 3.49%, respectively. Fixed-rate senior debt outstanding at December 31, 2002 matures at various dates through 2028. The consolidated weighted-average interest rates on fixed-rate senior debt at December 31, 2002, September 30, 2002 and September 30, 2001 was 6.74%, 6.82% and 6.72%,
respectively. Foreign currency-denominated debt (stated in U.S. Dollars) totaled $1,652.4 million at December 31, 2002, of which $1,334.4 was fixed-rate and $318.0 was variable-rate. Foreign currency-denominated debt at September 30, 2002 totaled $1,627.9 million, of which $1,290.5 million was fixed-rate and $337.4 million was variable-rate debt. As of September 30, 2001, foreign-currency denominated debt was $1,306.1 million, of which $1,286.1 million was fixed-rate and $20.0 million was variable-rate debt.

      The following tables present calendar year contractual maturities and the high and low interest rates for total variable-rate and fixed-rate debt at December 31, 2002, fiscal year contractual maturities at September 30, 2002 and fiscal year contractual maturities of September 30, 2001 ($ in millions).

                                                 At December 31, 2002
                                  -----------------------------------------------------         At              At
                                  Commercial  Variable-rate    Bank Credit                 September 30,    September 30,
Variable-Rate                       Paper     Senior Notes     Facilities       Total          2002             2001
-------------                     ----------  -------------    ----------     ---------    -------------    -------------
                                                                             (successor)    (successor)
Due in 2002 ...................    $     --     $     --       $     --       $      --      $      --        $14,594.2
Due in 2003 (rates ranging
  from 1.43% to 4.50%) ........     4,974.6      3,906.4        2,118.0        10,999.0       12,601.9          3,889.6
Due in 2004 (rates ranging
  from 2.22% to 2.93%) ........          --        727.3             --           727.3        1,247.0               --
Due in 2005 (rates ranging
  from 2.22% to 2.63%) ........          --         29.1             --            29.1           23.4               --
Due in 2006 (rates ranging
  from 2.22% to 2.63%) ........          --         31.0             --            31.0           25.0               --
Due in 2007 (rates ranging
  from 2.22% to 2.63%) ........          --         33.0             --            33.0           26.6               --
Due after 2007 (rates ranging
  from 2.22% to 2.63%) ........          --        180.1             --           180.1          146.7               --
                                  ---------    ---------      ---------       ---------      ---------        ---------
                                  $ 4,974.6    $ 4,906.9      $ 2,118.0       $11,999.5      $14,070.6        $18,483.8
                                  =========    =========      =========       =========      =========        =========

                                                                    At                  At                  At
                                                               December 31,       September 30,       September 30,
Fixed-Rate                                                         2002                2002                2001
----------                                                     ------------       -------------       -------------
Due in 2002 ................................................     $      --          $      --           $ 2,456.4
Due in 2003 (rates ranging from 2.85% to 8.26%) ............       4,245.8            2,784.9             2,889.0
Due in 2004 (rates ranging from 3.80% to 8.26%) ............       3,231.0            4,321.5             4,391.9
Due in 2005 (rates ranging from 4.20% to 8.26%) ............       3,939.7            4,704.1             4,593.6
Due in 2006 (rates ranging from 3.25% to 7.12%) ............       1,137.1            1,179.1             1,175.8
Due in 2007 (rates ranging from 5.10% to 7.38%) ............       3,386.8            2,307.1                86.8
Due after 2007 (rates ranging from 6.50% to 8.25%) .........       3,741.4            3,088.7             1,620.4
                                                                 ---------          ---------           ---------
    Total ..................................................     $19,681.8          $18,385.4           $17,213.9
                                                                 =========          =========           =========

      At December 31, 2002, there remained $8.2 billion of registered, but unissued debt securities under a shelf registration statement.

                         CIT GROUP INC. AND SUBSIDIARIES

      The following table represents information on unsecured committed lines of credit at December 31, 2002 that can be drawn upon to support commercial paper borrowings ($ in millions).

Expiration                                Total          Drawn         Available
----------                                -----          -----         ---------
March 2003 .....................        $  318.0        $  318.0        $     --
April 2003 .....................           765.0              --           765.0
July 2003 ......................           250.0              --           250.0
October 2003 ...................         2,300.0         1,800.0           500.0
March 2005 .....................         3,720.0              --         3,720.0
                                        --------        --------        --------
Total credit lines .............        $7,353.0        $2,118.0        $5,235.0
                                        ========        ========        ========

      The credit line agreements contain clauses that permit extensions beyond the expiration dates upon written consent from the participating lenders. Certain foreign operations utilize local financial institutions to fund operations. At December 31, 2002, local credit facilities totaled $171.6 million, of which $146.8 million was undrawn and available.

Note 11 -- Derivative Financial Instruments

      CIT adopted SFAS 133 on January 1, 2001 and recorded a $146.5 million, net of tax, cumulative effect adjustment to Accumulated Other Comprehensive Loss, for derivatives qualifying as hedges of future cash flows, in accordance with this accounting standard. The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as hedges of future cash flows as of December 31, 2002 and September 30, 2002 are presented in the following table ($ in millions).

                                           Adjustment of  Income      Total
                                           Fair Value of   Tax      Unrealized
                                            Derivatives   Effects     Loss
                                           -------------  -------   ----------
Balance at September 30, 2001 ..........      $102.3      $(38.9)    $ 63.4
Changes in values of derivatives
  qualifying as cash flow hedges .......        92.1       (35.0)      57.1
                                              ------      ------     ------
Balance at September 30, 2002 ..........       194.4       (73.9)     120.5
Changes in values of derivatives
  qualifying as cash flow hedges .......        (3.6)        1.4       (2.2)
                                              ------      ------     ------
Balance at December 31, 2002 ...........      $190.8      $(72.5)    $118.3
                                              ======      ======     ======

      The unrealized loss as of December 31, 2002, presented in the preceding table, primarily reflects our use of interest rate swaps to convert variable-rate debt to fixed-rate debt, and lower market interest rates. For the three months ended December 31, 2002, the ineffective portion of changes in the fair value of cash flow hedges amounted to $0.4 million and has been recorded as a decrease to interest expense. For the year ended September 30, 2002, the ineffective portion of changes in the fair value of cash flow hedges amounted to $1.4 million and was recorded as an increase to interest expense. Assuming no change in interest rates, $61.4 million, net of tax, of Accumulated Other Comprehensive Loss is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made. The Accumulated Other Comprehensive Loss (along with the corresponding swap liability) will be adjusted as market interest rates change over the remaining life of the swaps.

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

                         CIT GROUP INC. AND SUBSIDIARIES

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position at December 31, 2002 ($ in millions)

Interest Rate Swaps                   Notional Amount                     Comments
------------------                    ---------------                     --------
                                                            Effectively converts the interest rate on an
Floating to fixed-rate swaps --                             equivalent amount of commercial paper and
cash flow hedges ...................     $3,280.5           variable-rate notes to a fixed rate.

Fixed to floating-rate swaps --                             Effectively converts the interest rate on an equivalent
fair value hedges ..................      4,489.8           amount of fixed-rate notes to a variable rate.
                                         --------
Total interest rate swaps ..........     $7,770.3
                                         ========

      Foreign exchange forward contracts or cross-currency swaps are used to convert U.S. dollar borrowings into local currency to the extent that local borrowings are not cost effective or available. We also use foreign exchange forward contracts to hedge our net investment in foreign operations.

      CIT is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative instrument. This risk is measured as the market value of interest rate swaps or foreign exchange forwards with a positive fair value, which totaled $456.8 million at December 31, 2002, reduced by the effects of master netting agreements as presented in Note 23 -"Fair Values of Financial Instruments." We manage this credit risk by requiring that all derivative transactions be conducted with counterparties rated investment grade by nationally recognized rating agencies, with the majority of the counterparties rated "AA" or higher, and by setting limits on the exposure with any individual counterparty. Accordingly, counterparty credit risk at December 31, 2002 is not considered significant.

      The following table presents the maturity, notional principal amounts and the weighted average interest rates expected to be received or paid of U.S. dollar interest rate swaps at December 31, 2002 ($ in millions).


Maturity                                  Floating to Fixed-rate                           Fixed to Floating-rate
--------                        -----------------------------------------          -----------------------------------------
Years Ending                    Notional           Receive           Pay           Notional            Receive          Pay
December 31,                     Amount             Rate             Rate           Amount              Rate            Rate
------------                    --------           -------           ----          --------            -------          ----
2003 .......................     $1,292.4           1.42%            6.21%         $  311.0             7.35%            2.88%
2004 .......................        261.0           1.44%            4.98%             11.0             7.69%            2.17%
2005 .......................        265.1           1.45%            4.93%            257.8             7.20%            2.47%
2006 .......................         99.2           1.51%            5.25%               --               --               --
2007 .......................         81.8           1.53%            5.67%          2,160.0             6.48%            4.35%
2008 - Thereafter ..........        946.7           1.47%            6.38%          1,750.0             7.39%            4.24%
                                 --------                                          --------
Total ......................     $2,946.2           1.45%            5.99%         $4,489.8             6.94%            4.09%
                                 ========                                          ========

      The following table presents the maturity, notional principal amounts and the weighted average interest rates expected to be received or paid, of foreign currency interest rate swaps that converted floating-rate debt to fixed rate debt at December 31, 2002 ($ in million).


Foreign Currency                  Notional Amount         Receive Rate          Pay Rate              Maturity Range
----------------                  ---------------         ------------          --------              --------------
Canadian Dollar ............          $240.7                  2.85%               6.21%                2003 -- 2009
Australian Dollar ..........          $ 78.1                  4.83%               6.05%                2003 -- 2006
British Pound ..............          $ 15.5                  3.94%               5.43%                2003 -- 2024

      Variable rates are based on the contractually determined rate or other market rate indices and may change significantly, affecting future cash flows.

      At December 31, 2002, CIT was party to foreign currency exchange forward contracts with notional amounts totaling $3.0 billion and maturities ranging from 2002 to 2006. CIT was also party to cross currency interest rate

                         CIT GROUP INC. AND SUBSIDIARIES
swaps with notional amounts totaling $1.5 billion and maturities ranging from 2003 to 2027. The following table presents the maturity, notional principal amounts of foreign exchange forwards and cross currency swaps at December 31, 2002 ($ in millions).

                                              Notional Principal Amount
                                        -------------------------------------
Maturity Years Ended                    Foreign Exchange      Cross-Currency
December 31,                                Forwards               Swaps
--------------------                    ----------------      ---------------
2003 ...............................         $2,724.7            $  136.3
2004 ...............................            267.7               126.1
2005 ...............................              6.7             1,082.1
2006 ...............................             12.4                57.5
2007 ...............................               --                17.8
2008 - Thereafter ..................               --                84.4
                                             --------            --------
  Total ............................         $3,011.5            $1,504.2
                                             ========            ========

Note 12 -- Preferred Capital Securities

      In February 1997, CIT Capital Trust I (the "Trust"), a wholly-owned subsidiary of CIT, issued in a private offering $250.0 million liquidation value of 7.70% Preferred Capital Securities (the "Capital Securities"), which were subsequently registered with the Securities and Exchange Commission pursuant to an exchange offer. Each capital security was recorded at the liquidation value of $1,000. The Trust subsequently invested the offering proceeds in $250.0 million principal amount Junior Subordinated Debentures (the "Debentures") of CIT, having identical rates and payment dates. The Debentures of CIT represent the sole assets of the Trust. Holders of the Capital Securities are entitled to receive cumulative distributions at an annual rate of 7.70% through either the redemption date or maturity of the Debentures (February 15, 2027). Both the Capital Securities issued by the Trust and the Debentures of CIT owned by the Trust are redeemable in whole or in part on or after February 15, 2007 or at any time in whole upon changes in specific tax legislation, bank regulatory guidelines or securities law at the option of CIT at their liquidation value or principal amount. The securities are redeemable at a specified premium through February 15, 2007, at which time the redemption price will be at par, plus accrued interest. Distributions by the Trust are guaranteed by CIT to the extent that the Trust has funds available for distribution. CIT records distributions payable on the Capital Securities as minority interest, after tax, in the Consolidated Statements of Income. The Capital Securities were valued at $260.0 million on June 1, 2001, the date of acquisition by Tyco, in new basis accounting and the current balance reflects accretion of the premium.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 13 -- Other Revenue

      The following table sets forth the components of other revenue ($ in millions).

                                               Three         Twelve          June 2       January 1       Year
                                           Months Ended   Months Ended       through      through         Ended
                                           December 31,   September 30,   September 30,    June 1,     December 31,
                                               2002           2002            2001          2001          2000
                                           ------------   ------------    ------------   -----------   ------------
                                           (successor)     (successor)     (successor)  (predecessor)  (predecessor)
Fees and other income ..................      $169.2          $644.5         $212.3        $174.9         $480.9
Factoring commissions ..................        55.1           165.5           50.7          61.2          154.7
Gains on securitizations ...............        30.5           149.0           59.0          38.7          109.5
Gains on sales of leasing equipment ....         8.7            13.6           14.2          33.7          113.2
(Losses) gains on venture capital
  investments ..........................        (6.4)          (40.3)          (1.1)          7.1           53.7
Other Charges(1) .......................          --              --             --         (78.1)            --
                                              ------          ------         ------        ------         ------
  Total ................................      $257.1          $932.3         $335.1        $237.5         $912.0
                                              ======          ======         ======        ======         ======

--------------------------------------------------------------------------------
(1) During the period January 1 through June 1, 2001, the Company recorded write-downs of $78.1 million for certain equity investments in the telecommunications industry and e-commerce markets.

Note 14 -- Earnings Per Share

      Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that have an anti-dilutive effect are not included in the denominator and averaged approximately 15.4 million shares for the three months ended December 31, 2002.

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented for the quarter ended December 31, 2002 ($ in millions, except per share amounts and shares which are in whole dollars and thousands, respectively).

                                         Income          Shares        Per Share
                                       (Numerator)    (Denominator)      Amount
                                       -----------    -------------    ---------
Basic EPS:
  Income available to common
    stockholders ....................      $141.3       211,573           $0.67
Effect of Dilutive Securities:
  Restricted shares .................          --           253              --
  Stock options .....................          --            --              --
                                           ------       -------           -----
Diluted EPS .........................      $141.3       211,826           $0.67
                                           ======       =======           =====

      The following table summarizes the earnings per share amounts for the year ended September 30, 2002, the period June 2 through September 30, 2001, the period January 1 through June 1, 2001, and the year ended December 31, 2000, assuming that the shares outstanding at September 30, 2002 were outstanding for all historical periods ($ in millions, except per share amounts).

                                         Net (Loss)                    Diluted
                                           Income       Basic EPS(1)    EPS(1)
                                         ----------     ------------   --------
Year ended September 30, 2002
  (successor) .........................   $(6,698.7)      $(31.66)     $(31.66)
June 2 through September 30, 2001
  (successor) .........................   $   182.8       $  0.86      $  0.86
January 1 through June 1, 2001
  (predecessor) .......................   $    80.5       $  0.38      $  0.38
Year ended December 31, 2000
  (predecessor) .......................   $   611.6       $  2.89      $  2.89

--------------------------------------------------------------------------------
(1) Based on 211,573 and 211,695 shares for basic and diluted EPS, except where anti-dilutive.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 15 -- Salaries and General Operating Expenses

      The following table sets forth the components of salaries and general operating expenses (excluding goodwill amortization) ($ in millions).

                                                        Three        Twelve        June 2        January 1         Year
                                                    Months Ended  Months Ended     through        through          Ended
                                                    December 31,  September 30, September 30,     June 1,      December 31,
                                                        2002          2002          2001           2001            2000
                                                    ------------  ------------  -------------   -----------    ------------
                                                    (successor)   (successor)   (successor)    (predecessor)   (predecessor)
Salaries and employee benefits ..............          $126.8        $517.4        $204.7         $262.0        $  600.7
Other operating expenses -- CIT .............           115.3         406.0         134.2          184.0           434.5
Other operating expenses -- TCH .............              --          23.0           9.6             --              --
                                                       ------        ------        ------         ------        --------
  Total .....................................          $242.1        $946.4        $348.5         $446.0        $1,035.2
                                                       ======        ======        ======         ======        ========

Note 16 -- Acquisition-Related Costs

      For the combined nine months ended September 30, 2001, acquisition-related costs of $54.0 million, consisting primarily of investment banking and other professional fees, were incurred by CIT prior to and in connection with the acquisition of CIT by Tyco.

Note 17 -- Accounting Change-Goodwill

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

      Management's objective in performing the Step 1 SFAS 142 analysis was to obtain relevant market-based data to calculate the fair value of each CIT reporting unit as of March 31, 2002 based on each reporting unit's projected earnings and market factors that would be used by market participants in ascribing value to each of these reporting units in the planned separation of CIT from Tyco. Management obtained relevant market data from our financial advisors regarding the range of price to earnings multiples and market discounts applicable to each reporting unit as of March 31, 2002 and applied this market data to the individual reporting unit's projected annual earnings as of March 31, 2002 to calculate an estimated fair value of each reporting unit. The estimated fair values were compared to the corresponding carrying value of each reporting unit at March 31, 2002, resulting in a $4.512 billion impairment charge as of March 31, 2002.

      SFAS 142 requires a second step analysis whenever the reporting unit book value exceeds its estimated fair value. This analysis required the Company to estimate the fair value of each reporting unit's individual assets and liabilities to complete the analysis of goodwill impairment as of March 31, 2002. During the quarter ended June 30, 2002, we completed this analysis for each reporting unit and determined that an additional Step 2 goodwill impairment charge of $132.0 million was required based on reporting unit level valuation data.

                         CIT GROUP INC. AND SUBSIDIARIES

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

      There have been no changes in the carrying value of goodwill for the three months ended December 31, 2002.

      The changes in the carrying amount of goodwill for the twelve months ended September 30, 2002 were as follows ($ in millions):

                                                Equipment
                                              Financing and     Specialty      Commercial     Structured
                                                 Leasing         Finance         Finance        Finance     Total
                                                 -------         -------         -------        -------   ----------
Balance as of September 30, 2001 ...........    $2,070.7       $2,572.3        $1,863.1        $63.4       $6,569.5
Reclassification of intangible assets
  to other assets ..........................          --             --           (22.0)          --          (22.0)
                                               ---------      ---------       ---------       ------      ---------
Balances as of September 30, 2001
  after reclassification ...................     2,070.7        2,572.3         1,841.1         63.4        6,547.5
Goodwill adjustments related to our
  acquisition by Tyco ......................       163.8          178.0             4.1          2.7          348.6
Goodwill impairment ........................    (2,234.5)      (2,736.3)       (1,474.8)       (66.1)      (6,511.7)
                                               ---------      ---------       ---------       ------      ---------
Balance as of September 30, 2002 ...........   $      --      $    14.0       $   370.4       $   --      $   384.4
                                               =========      =========       =========       ======      =========

      Following is a reconciliation of previously reported net income to net income excluding goodwill amortization ($ in millions, except per share amounts):

                                                        Three           Twelve           June 2         January 1       Year
                                                    Months Ended     Months Ended        through         through        Ended
                                                    December 31,     September 30,    September 30,      June 1,     December 31,
                                                        2002             2002             2001            2001           2000
                                                    ------------    --------------    -------------   ------------   ------------
                                                    (successor)      (successor)       (successor)    (predecessor)  (predecessor)
Net income (loss) as reported ...............          $141.3         $(6,698.7)         $182.8           $ 80.5        $611.6
Goodwill amortization, net of tax ...........              --                --            59.8             32.7          75.4
                                                       ------         ---------          ------           ------        ------
Net income (loss) as adjusted ...............          $141.3         $(6,698.7)         $242.6           $113.2        $687.0
                                                       ======         =========          ======           ======        ======
Net income (loss) as adjusted per
  share -- basic and fully diluted ..........          $ 0.67         $  (31.66)         $ 1.15           $ 0.53        $ 3.25
                                                       ======         =========          ======           ======        ======

      Other intangible assets, net, comprised primarily of proprietary computer software and related transaction processes, totaled $16.5 million, $17.6 million and $22.0 million at December 31, 2002, September 30, 2002, and September 30, 2001, respectively, and are included in Other Assets on the Consolidated Balance Sheets. These assets are being amortized over a five year period on a straight-line basis, resulting in an annual amortization of $4.4 million.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 18 -- Income Taxes

      The effective tax rate varied from the statutory federal corporate income tax rate as follows.

                                                                            Percentage of Pretax Income
                                                  -------------------------------------------------------------------------------
                                                      Three          Twelve           June 2         January 1          Year
                                                  Months Ended    Months Ended        through         through           Ended
                                                  December 31,    September 30,    September 30,      June 1,        December 31,
                                                      2002            2002             2001            2001              2000
                                                  ------------    -------------    ------------     -----------      ------------
                                                   (successor)     (successor)      (successor)     (predecessor)    (predecessor)
Federal income tax rate ....................          35.0%           35.0%            35.0%            35.0%            35.0%
Increase (decrease) due to:
Goodwill impairment ........................            --           (36.1)              --               --               --
Interest expense-- TCH .....................            --            (4.2)              --               --               --
Goodwill amortization ......................            --              --              6.2              7.8              3.0
Foreign income taxes .......................           1.6            (0.4)             2.2              2.2              2.0
State and local income taxes, net of
      federal income tax benefit ...........           2.6            (0.3)             2.2              2.2              1.6
Other ......................................          (0.2)            0.1              0.2              2.6             (3.7)
                                                      ----            ----             ----             ----             ----
Effective tax rate .........................          39.0%           (5.9)%           45.8%            49.8%            37.9%
                                                      ====            ====             ====             ====             ====

      The provision for income taxes is comprised of the following ($ in millions):

                                                      Three           Twelve           June 2         January 1         Year
                                                  Months Ended     Months Ended        through         through          Ended
                                                  December 31,     September 30,    September 30,      June 1,       December 31,
                                                      2002             2002             2001            2001             2000
                                                  ------------     ------------    ------------     -----------      ------------
                                                   (successor)      (successor)      (successor)    (predecessor)    (predecessor)
Current federal income tax provision .......          $  --            $   --          $   --           $  --            $ 31.9
Deferred federal income tax provision ......           71.9             276.9           113.6            63.7             211.5
                                                      -----            ------          ------           -----            ------
  Total federal income taxes ...............           71.9             276.9           113.6            63.7             243.4
Foreign income taxes .......................           10.7              66.7            32.1            15.4             113.2
State and local income taxes ...............            9.4              30.4            11.7             5.7              24.6
                                                      -----            ------          ------           -----            ------
  Total provision for income taxes .........          $92.0            $374.0          $157.4           $84.8            $381.2
                                                      =====            ======          ======           =====            ======

      The tax effects of temporary differences that give rise to significant portions of the deferred federal and foreign income tax assets and liabilities are presented below ($ in millions).

                                                              At December 31,    At September 30,     At September 20,
                                                                  2002                2002                  2001
                                                              ---------------    ----------------     ---------------
                                                               (successor)         (successor)           (successor)
Assets:
Accrued liabilities and reserves ................               $  316.2             $  310.7            $   282.8
Net operating loss carryforwards ................                  612.4                612.4                524.2
Purchase price adjustments ......................                  446.9                778.8                877.9
Provision for credit losses .....................                  200.0                206.2                 95.5
Alternative minimum tax credits .................                   85.7                 85.7                 85.7
Other ...........................................                  267.3                267.3                 83.5
                                                                --------             --------            ---------
  Total deferred tax assets .....................                1,928.5              2,261.1              1,949.6
                                                                --------             --------            ---------
Liabilities:
Leasing transactions ............................               (1,737.4)            (2,007.8)            (1,679.2)
Securitization transactions .....................                 (430.8)              (419.7)              (371.4)
Market discount income ..........................                  (36.2)               (36.2)               (35.2)
                                                                --------             --------            ---------
  Total deferred tax liabilities ................               (2,204.4)            (2,463.7)           $(2,085.8)
                                                                --------             --------            ---------
Net deferred tax (liability) ....................               $ (275.9)            $ (202.6)           $  (136.2)
                                                                ========             ========            =========

                         CIT GROUP INC. AND SUBSIDIARIES

      At December 31, 2002, the Company had net operating losses of approximately $1,559.0 million, primarily related to US Federal and state jurisdictions. Utilization of net operating losses, which begin to expire at various times starting in 2010, may be subject to certain annual use limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state laws.

Note 19 -- Postretirement and Other Benefit Plans

      Retirement and Postretirement Medical and Life Insurance Benefit Plans

      CIT has a number of defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. The retirement benefits under the defined benefit plans are based on the employee's age, years of service and qualifying compensation. Funded plans' assets consist of marketable securities, including common stock and government and corporate debt securities. CIT's funding policy is to make contributions to the extent such contributions are tax deductible as actuarially determined. Contributions are charged to the salaries and employee benefits expense on a systematic basis over the expected average remaining service period of employees expected to receive benefits.

      The largest plan is the CIT Group Inc. Retirement Plan (the "Plan"), which accounts for 77% of the total Benefit Obligation at December 31, 2002. The Plan covers U.S. employees of CIT who have completed one year of service and have attained the age of 21. The Company also maintains a Supplemental Retirement Plan for employees whose benefit in the Plan is subject to the Internal Revenue Code limitations.

      The Plan was revised with a new "cash balance" formula which became effective January 1, 2001. Certain eligible members had the option of remaining under the Plan formula as in effect prior to January 1, 2001. Under this new formula, the member's accrued benefits as of December 31, 2000 were converted to a lump sum amount, and each year thereafter, the balance is to be credited with a percentage (5% to 8% depending on years of service) of the member's "Benefits Pay" (comprised of base salary, plus certain annual bonuses, sales incentive and commissions). These balances also receive annual interest credits, subject to certain government limits. The interest credit was 5.76% and 7.00% for the plan years ended December 31, 2002 and 2001, respectively. Upon termination after five years of employment or retirement, the amount credited to a member is to be paid in a lump sum or converted into an annuity.

       CIT also provides certain health care and life insurance benefits to eligible retired employees. Salaried participants generally become eligible for retiree health care benefits after reaching age 55 with 11 years of continuous CIT service immediately prior to retirement. Generally, the medical plan pays a stated percentage of most medical expenses, reduced by a deductible as well as by payments made by government programs and other group coverage. The plans are funded on a pay as you go basis.

                         CIT GROUP INC. AND SUBSIDIARIES

      The following tables set forth the change in benefit obligation, plan assets and funded status of the plans as well as the net periodic benefit cost ($ in millions). All periods presented include amounts and assumptions relating to the Plan, the unfunded Supplemental Retirement Plans and various international plans.

                                                                                 Retirement Benefits
                                                              -----------------------------------------------------------
                                                              Three Months       Year           June 2         January 1
                                                                  Ended          Ended          through         through
                                                              December 31,   September 30,   September 30,      June 1,
                                                                  2002           2002            2001            2001
                                                              ------------   -------------   -------------   ------------
                                                              (successor)     (successor)     (successor)    (predecessor)
Change in Benefit Obligation
Benefit obligation at beginning of period ..............        $ 214.4          $184.4          $185.2          $176.3
Service cost ...........................................            4.0            12.6             4.1             5.5
Interest cost ..........................................            3.5            13.0             4.3             5.1
Actuarial loss (gain) ..................................            6.2            15.6            (1.6)            3.4
Benefits paid ..........................................           (1.1)           (4.2)           (1.2)           (1.2)
Plan settlements .......................................           (2.3)           (7.1)           (6.8)           (8.5)
Plan curtailments ......................................             --            (0.5)             --              --
Plan amendments ........................................             --              --              --             5.5
Other ..................................................            0.5             0.6             0.4            (0.9)
                                                                -------          ------          ------          ------
Benefit obligation at end of period ....................        $ 225.2          $214.4          $184.4          $185.2
                                                                =======          ======          ======          ======
Change in Plan Assets
Fair value of plan assets at beginning of period .......        $ 119.6          $126.5          $145.4          $154.4
Actual return on plan assets ...........................            6.1           (12.7)          (13.9)            1.0
Employer contributions .................................            0.6            16.9             2.8             0.3
Plan settlements .......................................           (2.3)           (7.1)           (6.8)           (8.5)
Benefits paid ..........................................           (1.1)           (4.2)           (1.2)           (1.2)
Other ..................................................            0.2             0.2             0.2            (0.6)
                                                                -------          ------          ------          ------
Fair value of plan assets at end of period .............        $ 123.1          $119.6          $126.5          $145.4
                                                                =======          ======          ======          ======
Reconciliation of Funded Status
Funded status ..........................................        $(102.1)         $(94.8)         $(57.9)         $(39.9)
Unrecognized net loss ..................................           56.5            54.7            15.1            13.2
Unrecognized net transition obligation .................             --              --              --            11.2
Unrecognized prior service cost ........................             --              --              --              --
                                                                -------          ------          ------          ------
Prepaid (accrued) benefit cost .........................        $ (45.6)         $(40.1)         $(42.8)         $(15.5)
                                                                =======          ======          ======          ======
Amounts Recognized in the Consolidated
  Balance Sheets
Prepaid benefit cost ...................................        $    --          $   --          $   --          $  2.3
Accrued benefit liability ..............................          (79.2)          (75.0)          (42.8)          (24.0)
Intangible asset .......................................             --              --              --             3.5
Accumulated other comprehensive income .................           33.6            34.9              --             2.7
                                                                -------          ------          ------          ------
Net amount recognized ..................................        $ (45.6)         $(40.1)         $(42.8)         $(15.5)
                                                                =======          ======          ======          ======
Weighted-average Assumptions
Discount rate ..........................................           6.45%           6.68%           7.40%           7.40%
Rate of compensation increase ..........................           4.24%           4.22%           4.70%           4.56%
Expected return on plan assets .........................           7.92%           7.90%           9.93%           9.93%

Components of Net Periodic Benefit Cost
Service cost ...........................................        $   4.0          $ 12.6          $  4.2          $  5.5
Interest cost ..........................................            3.5            13.0             4.3             5.1
Expected return on plan assets .........................           (2.3)          (11.9)           (4.6)           (5.7)
Amortization of losses (gains) .........................            0.8             0.3              --             0.4
Amortization of prior service cost .....................             --              --              --             0.4
                                                                -------          ------          ------          ------
Total net periodic expense .............................        $   6.0          $ 14.0          $  3.9          $  5.7
                                                                =======          ======          ======          ======

                         CIT GROUP INC. AND SUBSIDIARIES

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $211.3 million, $180.3 million and $117.7 million, respectively, at December 31, 2002. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $202.0 million, $172.7 million and $114.6 million, respectively, at September 30, 2002.

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $13.8 million, $12.7 million and $5.4 million, respectively, at December 31, 2002. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $12.4 million, $11.9 million and $5.0 million, respectively, at September 30, 2002.

                                                                              Postretirement Benefits
                                                              -----------------------------------------------------------
                                                              Three Months       Year           June 2         January 1
                                                                  Ended          Ended          through         through
                                                              December 31,   September 30,   September 30,      June 1,
                                                                  2002           2002            2001            2001
                                                              ------------   -------------   -------------   ------------
                                                              (successor)     (successor)     (successor)    (predecessor)
Change in Benefit Obligation
Benefit obligation at beginning of period ...............        $ 46.7          $ 39.5          $ 37.0          $ 36.3
Service cost ............................................           0.3             1.2             0.4             0.5
Interest cost ...........................................           0.8             2.9             0.9             1.1
Actuarial loss ..........................................           0.8             5.3             2.1             0.1
Net benefits paid .......................................          (0.5)           (2.2)           (0.9)           (1.0)
Plan amendments .........................................            --              --              --              --
                                                                 ------          ------          ------          ------
Benefit obligation at end of period .....................        $ 48.1          $ 46.7          $ 39.5          $ 37.0
                                                                 ======          ======          ======          ======
Change in Plan Assets
Fair value of plan assets at beginning of period ........        $   --          $   --          $   --          $   --
Net benefits paid .......................................          (0.5)           (2.2)           (0.9)           (1.0)
Employer contributions ..................................           0.5             2.2             0.9             1.0
                                                                 ------          ------          ------          ------
Fair value of plan assets at end of period ..............        $   --          $   --          $   --          $   --
                                                                 ======          ======          ======          ======
Reconciliation of Funded Status
Funded status ...........................................        $(48.1)         $(46.7)         $(39.5)         $(37.0)
Unrecognized net loss (gain) ............................           6.0             5.2              --            (2.9)
Unrecognized net transition obligation ..................            --              --              --            11.4
                                                                 ------          ------          ------          ------
Prepaid (accrued) benefit cost ..........................        $(42.1)         $(41.5)         $(39.5)         $(28.5)
                                                                 ======          ======          ======          ======
Weighted-average Assumptions
Discount rate ...........................................          6.50%           6.75%           7.50%           7.50%
Rate of compensation increase ...........................          4.25%           4.25%           4.50%           4.50%
Components of Net Periodic Benefit Cost
Service cost ............................................        $  0.3          $  1.2          $  0.4          $  0.5
Interest cost ...........................................           0.8             2.9             0.9             1.1
Amortization of transition obligation ...................            --              --              --             0.4
Amortization of gains ...................................            --             0.1              --              --
                                                                 ------          ------          ------          ------
Total net periodic expense ..............................        $  1.1          $  4.2          $  1.3          $  2.0
                                                                 ======          ======          ======          ======

      For the period ended December 31, 2002, the assumed health care cost trend rates decline for all retires to an ultimate level of 5.00% in 2008; for the period ended September 30, 2002, 5.00% in 2008; for the period ended September 30, 2001, 5.00% in 2008; and for the period ended June 1, 2001, 5.25% in 2006.

                         CIT GROUP INC. AND SUBSIDIARIES

      Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following effects ($ in millions).

                                                                       Postretirement Benefits
                                                      -----------------------------------------------------------
                                                      Three Months       Year           June 2         January 1
                                                          Ended          Ended          through         through
                                                      December 31,   September 30,   September 30,      June 1,
                                                          2002           2002            2001            2001
                                                      ------------   -------------   -------------   ------------
                                                      (successor)     (successor)     (successor)    (predecessor)
Effect of One-percentage Point
  Increase on:
Period end benefit obligation ....................       $ 2.3           $ 2.2            $ 1.2          $ 1.4
Total of service and interest
  cost components ................................       $  --           $ 0.1            $ 0.1          $ 0.2
Effect of One-percentage Point
  Decrease on:
Period end benefit obligation ....................       $(2.2)          $(2.1)           $(1.1)         $(1.3)
Total of service and interest
  cost components ................................       $  --           $(0.1)           $(0.1)         $(0.1)

Savings Incentive Plan

      CIT also has a number of defined contribution retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. The largest plan is the CIT Group Savings Incentive Plan, which qualifies under section 401(k) of the Internal Revenue Code and accounts for 84% of CIT's total Savings Incentive Plan expense for three months ended December 31, 2002. CIT's expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $4.0 million, $14.5 million and $13.7 million for the three months ended December 31, 2002, the year ended September 30, 2002 and the combined nine month period ended September 30, 2001, respectively.

Corporate Annual Bonus Plan

      The CIT Group Bonus Plan ("Bonus Plan") is an annual bonus plan covering certain executive officers and other employees. The amount of awards depend on a variety of factors, including corporate performance and individual performance during the fiscal period for which awards are made and is subject to approval by the Compensation Committee of the Board of Directors. For the three month period ending December 31, 2002, no corporate bonuses were paid. A corporate bonus of $20.1 million for the six month performance period from July 1, 2002 to December 31, 2002 was paid in early February 2003. For the fiscal year ended September 30, 2002, $25.1 million in corporate bonuses were paid related to the nine month performance period ended June 30, 2002. Certain senior executive officers received all of their corporate bonus for the nine month period ended June 30, 2002 in the form of restricted stock based on the closing price of CIT shares on the date of approval. Such restricted shares vest over a one-year period. Prior to the IPO, cash bonuses were also paid under a quarterly corporate bonus plan that was discontinued.

Long-Term Equity Compensation Plan

      CIT sponsors a Long-Term Equity Compensation Plan (the "ECP"). The ECP allows CIT to issue to employees up to 26,000,000 shares of common stock through grants of annual incentive awards, incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units. Common stock issued under the ECP may be either authorized but unissued shares, treasury shares or any combination thereof. All options granted have 10-year terms from the original grant dates and are issued with exercise prices equal to the market value of the common stock on the date of grant. Options granted in 2002 as part of the IPO have a one-to-four year vesting schedule (subject to acceleration in the case of death or disability), depending on the level of the recipient in the organization.

                         CIT GROUP INC. AND SUBSIDIARIES

      Data for the stock option plans is summarized as follows.

                                                           Three Months Ended                       Year Ended
                                                            December 31, 2002                   September 30, 2002
                                                    --------------------------------       -------------------------------
                                                                        Weighted                              Weighted
                                                                     Average Option                        Average Option
                                                       Shares        Price Per Share         Shares        Price Per Share
                                                    ------------     ---------------       ----------     ----------------
Outstanding at beginning of period ..........        15,494,009           $33.15                   --              --
Converted Tyco Options ......................                --               --            4,808,585          $56.20
Granted -- IPO ..............................                --               --           10,823,631          $23.00
Granted -- other ............................            27,500           $20.14               52,258          $22.20
Exercised ...................................                --               --                   --              --
Forfeited ...................................          (186,254)          $32.16             (190,465)         $35.50
                                                     ----------                            ----------
Outstanding at end of period ................        15,335,255           $33.13           15,494,009          $33.15
                                                     ==========                            ==========
Options exercisable at end of period ........         3,960,926           $59.19            4,020,790          $59.06
                                                     ==========                            ==========          ======

      The 27,500 in options granted during the three months ended December 31, 2002 were for new hires and IPO grants for employees returning from leaves of absence. In July, 2002, 10,823,631 IPO options were granted to all employees as part of a broad-based incentive program. In addition, 4,808,585 CIT options were granted in replacement of Tyco options forfeited upon the date of the CIT IPO. The conversion formula was such that the intrinsic values of the CIT options and the former Tyco options were converted at equal value as of the IPO. The CIT options that were granted to replace Tyco options will become vested and exercisable in accordance with the original grant schedules.

      The weighted average fair value of new options granted during the three month period ended December 31, 2002 was $4.74. The fair value of new options granted was determined at the date of grant using the Black-Scholes option-pricing model, which assumed the following. Due to limited Company history, no forfeiture rate was used.

           Option                            Expected               Average            Expected               Risk Free
          Issuance                       Option Life Range      Dividend Yield     Volatility Range      Interest Rate Range
          --------                       -----------------      --------------     ----------------      -------------------
July, 2002 (Tyco replacement) .......      3.6-5.6 years             2.09%            32.3%-33.2%            3.43%-4.11%
July, 2002 (IPO) ....................        3-6 years               2.09%            32.3%-33.2%            3.24%-4.22%
July, 2002 (other) ..................        10 years                2.09%               27.8%                  5.21%
August, 2002 (other) ................        3-5 years               2.09%            32.5%-33.2%            2.47%-3.19%
August, 2002 (other) ................        10 years                2.16%               27.8%                  4.57%
November, 2002 (other) ..............        3-5 years               2.40%            32.4%-33.4%            2.26%-3.95%

      The following table summarizes information about stock options outstanding and options exercisable at December 31, 2002.

                                                 Options Outstanding                               Options Exercisable
                              ------------------------------------------------------        ---------------------------------
     Range of                                      Remaining             Weighted                                 Weighted
     Exercise                   Number            Contractual             Average             Number               Average
       Price                  Outstanding            Life             Exercise Price        Exercisable        Exercise Price
     --------                 -----------         ----------          --------------        -----------        --------------
$ 19.25 - $ 33.30              10,654,783             9.5                 $ 25.66                 4,019            $ 23.00
$ 33.31 - $ 49.96               1,691,276             8.3                 $ 37.02               967,711            $ 34.89
$ 49.97 - $ 74.95               2,763,934             5.8                 $ 62.86             2,763,934            $ 62.86
$ 74.96 - $112.44                  61,152             6.2                 $ 88.37                61,152            $ 88.37
$112.45 - $168.67                 164,110             5.1                 $130.64               164,110            $130.64
                               ----------                                                     ---------
  Totals                       15,335,255                                                     3,960,926
                               ==========                                                     =========

                         CIT GROUP INC. AND SUBSIDIARIES

Employee Stock Purchase Plan

      In October 2002, CIT adopted an Employee Stock Purchase Plan (the "ESPP") for all employees customarily employed at least 20 hours per week. The ESPP is available to employees in the United States and to certain international employees. Under the ESPP, CIT is authorized to issue up to 1,000,000 shares of common stock to eligible employees. Employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on either the first business day or the last business day of the quarterly offering period, whichever is lower. The amount of common stock that may be purchased by a participant through the plan is generally limited to $25,000 per year.

Restricted Stock

      The holder of restricted stock generally has the rights of a stockholder of CIT, including the right to vote and to receive cash dividends at the same rate applicable to all other issues and outstanding shares. Restricted stock of 525,047 shares was outstanding December 31, 2002 and will vest according to the following schedule: 68,462 June 2003, 208,745 August 2003 and 247,840 June 2004.

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

Accounting for Stock-Based Compensation Plans

      CIT has elected to apply Accounting Principles Board Opinion 25 (APB 25) rather than the optional provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) in accounting for its stock-based compensation plans. Under APB 25, CIT does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. As required by SFAS 123, CIT has determined the pro forma information as if CIT had accounted for stock options granted under the fair value method of SFAS 123. Had the compensation cost of CIT's stock-based compensation plans been determined based on the operational provisions of SFAS 123, CIT's net income and net income per diluted share for the three months ended December 31, 2002 would have been $135.6 million and $0.64 per share, compared to $141.3 million and $0.67 per share, as reported. Net loss and net loss per share for the twelve months ended September 30, 2002 would have been $(6,704.4) million and $(31.69) per share, compared to $(6,698.7) million and $(31.66) per share, as reported.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 20 -- Lease Commitments

      The following table presents future minimum rentals under noncancellable long-term lease agreements for premises and equipment at December 31, 2002 ($ in millions).

Years Ended December 31,                                             Amount
------------------------                                            --------
    2003 .........................................................   $ 68.1
    2004 .........................................................     57.2
    2005 .........................................................     48.3
    2006 .........................................................     37.5
    2007 .........................................................     32.3
    Thereafter ...................................................     30.8
                                                                     ------
      Total ......................................................   $274.2
                                                                     ======

      In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to rent escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $54.2 million due in the future under noncancellable subleases.

      Rental expense, net of sublease income on premises and equipment, was as follows ($ in millions).

                                              Three         Twelve           June 2          January 1           Year
                                          Months Ended   Months Ended        through          through            Ended
                                          December 31,   September 30,    September 30,       June 1,        December 31,
                                              2002           2002             2001             2001              2000
                                          ------------   ------------     ------------      -----------      ------------
                                           (successor)    (successor)      (successor)      (predecessor)    (predecessor)
Premises ........................           $ 9.2            $38.4             $14.8            $19.0            $47.7
Equipment .......................             2.1              8.4               3.0              3.7             11.1
Less sublease income ............            (1.8)            (9.0)             (2.7)            (3.4)            (5.7)
                                            -----            -----             -----            -----            -----
  Total .........................           $ 9.5            $37.8             $15.1            $19.3            $53.1
                                            =====            =====             =====            =====            =====

      CIT is currently in negotiations to purchase the Livingston facility during 2003 at a price that results in expense levels that are comparable to the current lease expenses.

Note 21 -- Legal Proceedings

      In the ordinary course of business, there are various legal proceedings pending against CIT. Management believes that the aggregate liabilities, if any, arising from such actions will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of CIT.

Note 22 -- Commitments and Contingencies

      In the normal course of meeting the financing needs of its customers, CIT enters into various credit-related commitments, including standby letters of credit, which obligate CIT to pay the beneficiary of the letter of credit in the event that a CIT client to which the letter of credit was issued does not meet its related obligation to the beneficiary. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. To minimize potential credit risk, CIT generally requires collateral and other credit-related terms and conditions from the customer. At the time credit-related commitments are granted, the fair value of the underlying collateral and guarantees typically approximates or exceeds the contractual amount of the commitment. In the event a customer defaults on the underlying transaction, the maximum potential loss will generally be limited to the contractual amount outstanding less the value of all underlying collateral and guarantees. As of December 31, 2002, there was no outstanding liability related to credit-related commitments or guarantees.

      Guarantees are issued primarily in conjunction with CIT's factoring product, whereby CIT provides the client with credit protection for their trade receivables without actually purchasing the receivable. The trade terms are generally sixty days or less. The receivable is not purchased unless the customer in unable to pay. There are no liabilities recorded at December 31, 2002 for these guarantees.

                         CIT GROUP INC. AND SUBSIDIARIES

      The   accompanying   table   summarizes   the   contractual   amounts   of
credit-related commitments ($ in millions).

                                                                                                      At              At
                                                                                                  September 30,   September 30,
                                                                 At September 30, 2002                2002            2001
                                                         -------------------------------------    ------------    -------------
                                                            Due to Expire
                                                         ---------------------
                                                          Within         After        Total         Total            Total
                                                         One Year      One Year    Outstanding    Outstanding     Outstanding
                                                         --------      --------    -----------    ------------    ------------
Unused commitments to extend credit:
Financing and leasing assets ....................         $3,254.3      $364.6       $3,618.9       $3,075.8        $2,386.8
Letters of credit and acceptances:
Standby letters of credit .......................            517.9         1.9          519.8          469.0           196.5
Other letters of credit .........................            583.3          --          583.3          641.8           437.8
Acceptances .....................................              5.6          --            5.6            8.4             9.1
Guarantees ......................................            745.8          --          745.8          724.5           714.5
Venture capital funds ...........................               --       164.9          164.9          176.6           225.2

      As of December 31, 2002, commitments to purchase commercial aircraft from both Airbus Industrie and The Boeing Company totaled 79 units through 2007 at an approximate value of $3,796.0 million as detailed below ($ in millions).

Calendar Year:                                     Amount               Number
-------------                                     --------              ------
2003 ........................................     $  828.0                19
2004 ........................................      1,043.0                22
2005 ........................................      1,248.0                27
2006 ........................................        585.0                10
2007 ........................................         92.0                 1
                                                  --------               ---
Total .......................................     $3,796.0                79
                                                  ========               ===


      The order amounts are based on current appraised values in 2002 base dollars and exclude CIT's options to purchase additional aircraft. Twelve of the 2003 units and two of the 2004 units have lessees in place.

      Outstanding commitments to purchase equipment, other than the aircraft detailed above, totaled $304.5 million at December 31, 2002. CIT is party to a railcar sale-leaseback transaction under which it is obligated to pay a remaining total of $515 million, approximately $28 million per year through 2010 and declining thereafter through 2024, which is more than offset by CIT's re-lease of the assets, contingent on its ability to maintaining railcar usage. In conjunction with this sale-leaseback transaction, CIT has guaranteed all obligations of the related consolidated lessee entity.

      CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 26 -- Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions, which are guaranteed by CIT. These transactions are generally used by CIT's subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies. In addition, CIT has guaranteed, on behalf of certain non-consolidated subsidiaries, $8 million of third party debt, which is not reflected in the consolidated balance sheet at December 31, 2002.

Note 23 -- Fair Values of Financial Instruments

      SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of the estimated fair value of CIT's financial instruments, excluding leasing transactions accounted for under SFAS 13. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument, assuming adequate market liquidity. Because no established trading market exists for a significant portion of CIT's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involving uncertainties and matters of significant judgment

                         CIT GROUP INC. AND SUBSIDIARIES
and, therefore, cannot be determined with precision. Changes in assumptions or estimation methods may significantly affect the estimated fair values. Because of these limitations, management provides no assurance that the estimated fair values presented would necessarily be realized upon disposition or sale.

      Actual fair values in the marketplace are affected by other significant factors, such as supply and demand, investment trends and the motivations of buyers and sellers, which are not considered in the methodology used to determine the estimated fair values presented. In addition, fair value estimates are based on existing financial instruments without attempting to estimate the value of future business transactions and the value of assets and liabilities that are part of CIT's overall value but are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include customer base, operating lease equipment, premises and equipment, assets received in satisfaction of loans, and deferred tax balances. In addition, tax effects relating to the unrealized gains and losses (differences in estimated fair values and carrying values) have not been considered in these estimates and can have a significant effect on fair value estimates. The carrying amounts for cash and cash equivalents approximate fair value because they have short maturities and do not present significant credit risks. Credit-related commitments, as disclosed in Note 22 -- "Commitments and Contingencies", are primarily short-term floating-rate contracts whose terms and conditions are individually negotiated, taking into account the creditworthiness of the customer and the nature, accessibility and quality of the collateral and guarantees. Therefore, the fair value of credit-related commitments, if exercised, would approximate their contractual amounts.

                         CIT GROUP INC. AND SUBSIDIARIES

      Estimated fair values, recorded carrying values and various assumptions used in valuing CIT's financial instruments at December 31, 2002, September 30, 2002 and September 30, 2001 are set forth below ($ in millions).

                                               December 31, 2002           September 30, 2002             September 30, 2001
                                               Asset/(Liability)            Asset/(Liability)             Asset/(Liability)
                                          ---------------------------   --------------------------    --------------------------
                                           Carrying        Estimated     Carrying       Estimated      Carrying       Estimated
                                             Value        Fair Value       Value       Fair Value        Value       Fair Value
                                          -----------     -----------   -----------    -----------    -----------    -----------
                                                 (successor)                    (successor)                  (successor)
Finance receivables-loans(1) .........     $19,308.0      $19,465.1      $19,934.4      $20,087.1      $23,226.2      $23,683.9
Finance receivables
    held for sale ....................       1,213.4        1,213.4        1,019.5        1,019.5        2,014.9        2,014.9
Other assets(2) ......................       2,773.8        2,803.1        2,747.8        2,768.8        2,474.8        2,474.8
Commercial paper(3) ..................      (4,974.6)      (4,974.6)      (4,654.2)      (4,654.2)      (8,869.2)      (8,869.2)
Fixed-rate senior notes and
    subordinated fixed-rate
    notes(4) .........................     (19,952.5)     (20,621.3)     (18,718.8)     (18,844.7)     (17,471.4)     (17,937.9)
Variable-rate bank credit
    facilities(4) ....................      (2,118.0)      (2,118.0)      (4,040.0)      (4,040.0)            --             --
Variable-rate senior notes(4) ........      (4,917.6)      (4,893.1)      (5,392.4)      (5,361.5)      (9,672.9)      (9,658.5)
Credit balances of factoring
    clients and other
    liabilities(4)(5) ................      (4,586.9)      (4,586.9)      (4,682.1)      (4,682.1)      (4,024.4)      (4,024.4)
Company-obligated mandatorily
    redeemable preferred
    securities of subsidiary
    trust holding solely
    debentures of the
    Company(6) .......................        (257.2)        (273.4)        (257.7)        (262.7)        (260.0)        (260.0)
Derivative financial
    instruments:(7)
Interest rate swaps, net .............         (60.5)         (60.5)         (16.3)         (16.3)        (243.5)        (243.5)
Cross-currency swaps, net ............         145.8          145.8          142.2          142.2           93.0           93.0
Foreign exchange
    forwards, net ....................         (95.4)         (95.4)         (43.3)         (43.3)         111.8          111.8

--------------------------------------------------------------------------------
(1) The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 4.78% to 7.75% for December 31, 2002, 4.91% to 7.52% for September 30, 2002 and 7.26% to 8.57% for September 30, 2001. The maturities used represent the average contractual maturities adjusted for prepayments. For floating-rate loans that reprice frequently and have no significant change in credit quality, fair value approximates carrying value. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $7.6 billion at December 31, 2002, $8.3 billion at September 30, 2002, and $8.2 billion at September 30, 2001.

(2) Other assets subject to fair value disclosure include accrued interest receivable, retained interests in securitizations and investment
      securities.   The   carrying   amount  of  accrued   interest   receivable
      approximates fair value. Investment securities actively traded in a secondary market were valued using quoted available market prices. Investments not actively traded in a secondary market include our venture capital portfolio, with a book value that reflects both realized losses and unrealized losses that are other than temporary. The carrying value of other assets not subject to fair value disclosure totaled $1,959.1 million at December 31, 2002, $2,035.8 million at September 30, 2002, and $1,352.1 million at September 30, 2001.

(3) The estimated fair value of commercial paper approximates carrying value due to the relatively short maturities.

(4) The carrying value of fixed-rate senior notes and subordinated fixed-rate notes includes $270.6 million, $333.4 million and $257.5 million of accrued interest at December 31, 2002, September 30, 2002, and September 30, 2001, respectively. The carrying value of variable-rate bank credit facilities include $2.6 million of accrued interest at September 30, 2002 and was negligible at December 31, 2002. The variable-rate senior notes include $10.7 million, $13.4 million and $58.3 million of accrued interest at December 31, 2002, September 30, 2002 and September 30, 2001, respectively. These amounts are excluded from the other liabilities balances in this table. Fixed-rate notes were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 1.65% to 6.02% at December 31, 2002; 2.23% to 7.61% at September 30, 2002;
      and 2.59% to 5.89% at September 30, 2001.

(5) The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Other liabilities include accrued liabilities and deferred federal income taxes. Accrued liabilities and payables with no stated maturities have an estimated fair value that approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $255.0 million, $207.5 million and $86.5 million at December 31, 2002, September 30, 2002, and September 30, 2001, respectively.

                         CIT GROUP INC. AND SUBSIDIARIES

(6) Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely debentures of the Company were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar issuances at the end of the year.

(7) CIT enters into derivative financial instruments for hedging purposes only. The estimated fair values are obtained from dealer quotes and represent the net amount receivable or payable to terminate the agreement, taking into account current market interest rates and counter-party credit risk. See Note 11 -- "Derivative Financial Instruments" for notional principal amounts associated with the instruments.

Note 24 -- Certain Relationships and Related Transactions

      As of December 31, 2002, certain subsidiaries of Tyco sold receivables totaling $350.0 million to CIT in a factoring transaction. At various times during Tyco's ownership of CIT, CIT and Tyco engaged in similar factoring transactions, the highest amount of which was $384.4 million.

      CIT has entered into a number of equipment loans and leases with affiliates of Tyco. Lease terms generally range from 3 to 12 years. Tyco has guaranteed payment and performance obligations under each loan and lease agreement. At December 31, 2002, the aggregate amount outstanding under these equipment loans and leases was approximately $28.9 million.

      On May 1,  2002,  CIT  assumed  a  third-party  corporate  aircraft  lease obligation from Tyco. The assumed lease obligation is approximately $16.0 million and extends for 134 months beginning on May 1, 2002. Prior to Tyco's acquisition of the Company, CIT had an agreement to purchase this aircraft directly from the previous owner.

      On September 30, 2001, CIT sold at net book value certain international subsidiaries to a non-U.S. subsidiary of Tyco. As a result of this sale, there were receivables from affiliates totaling $1,440.9 million, representing the debt investment in these subsidiaries. CIT charged arm's length, market-based interest rates on these receivables, and recorded $19.0 million of interest income, as an offset to interest expense, related to those notes for the quarter ended December 31, 2001. A note receivable issued at the time of this transaction of approximately $295 million was collected. Following Tyco's announcement on January 22, 2002 that it planned to separate into four independent, publicly traded companies, CIT repurchased at net book value the international subsidiaries on February 11, 2002. In conjunction with this repurchase, the receivables from affiliates of $1,588.1 million at December 31, 2001 were satisfied.

      While CIT was an indirect subsidiary of Tyco, certain of CIT's expenses, such as third party consulting and legal fees, were paid by Tyco and billed to CIT. The payables have been satisfied as of December 31, 2002.

      CIT is a partner with Dell Computer Corporation ("Dell") in Dell Financial Services L.P. ("DFS"), a joint venture which offers Dell customers financing services. The joint venture provides Dell with financing and leasing capabilities that are complementary to its product offerings and provides CIT with a steady source of new financings. CIT entered into this relationship in November 1999 in conjunction with the Newcourt acquisition, and the current agreement extends until October 2005. CIT regularly purchases finance receivables from DFS at a premium, a portion of which are typically securitized within 90 days of purchase from DFS. CIT has recourse back to DFS on delinquent contracts. In accordance with the joint venture agreement, net income generated by DFS is allocated 70% to Dell and 30% to CIT, after CIT has recovered any cumulative losses. The DFS board of directors voting representation is evenly split among CIT, Dell and an independent third party. Any losses generated by DFS are allocated to CIT. DFS is not consolidated in CIT's financial statements and is accounted for under the equity method. At December 31, 2002, financing and leasing assets originated by DFS and purchased by CIT (included in the CIT Consolidated Balance Sheet) were $1.7 billion and securitized assets were $1.7 billion. CIT's maximum exposure to loss with respect to activities of the joint venture is approximately $280 million pretax at December 31, 2002, which is comprised of the investment in and loans to the joint venture.

      CIT also has a joint venture arrangement with Snap-on Incorporated ("Snap-on") that has a similar business purpose and model to the DFS arrangement described above, including credit recourse on delinquent receivables. CIT entered into this relationship in connection with the November 1999 acquisition of Newcourt. The agreement with Snap-on extends until January 2007. CIT and Snap-on have 50% ownership interests, 50% board of directors

                         CIT GROUP INC. AND SUBSIDIARIES
representation and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT's financial statements. As of December 31, 2002, the related financing and leasing assets and securitized assets were $1.0 billion and $0.1 billion, respectively. CIT's maximum exposure to loss with respect to activities of the joint venture is approximately $15 million pretax at December 31, 2002, which is comprised of the investment in and loans to the joint venture.

      Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce in an entity that is engaged in asset-based lending in Canada. Both CIT and the Bank have a 50% ownership interest in the joint venture and share income and losses equally. This entity is not consolidated in CIT's financial statements and is accounted for under the equity method. As of December 31, 2002, CIT's maximum exposure to loss related to activities of the joint venture is $76 million pretax, which equates to 50% of the entity's total assets.

      CIT has equity or variable return interests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of communication, equipment, power and infrastructure projects. CIT's interests in certain of these entities were acquired by CIT in conjunction with the Newcourt acquisition in November 1999, with others entered into in the normal course of business. At December 31, 2002 in conjunction with these transactions, other assets included $41.3 million of investments in non-consolidated entities that are accounted for under the equity or cost methods. This investment is CIT's maximum exposure to loss with respect to these interests as of December 31, 2002.

Note 25 -- Business Segment Information

Management's Policy in Identifying Reportable Segments

      CIT's reportable segments are comprised of strategic business units aggregated into segments based upon the commonality of their products, customers, distribution methods, operations and servicing, and the nature of their regulatory environment.

Types of Products and Services

      CIT  has  four  reportable  segments:  Equipment  Financing  and  Leasing,
Specialty Finance, Commercial Finance and Structured Finance. Equipment Financing and Leasing, Specialty Finance and Structured Finance offer secured lending and leasing products to midsize and larger companies across a variety of industries, including aerospace, construction, rail, machine tool, business aircraft, technology, manufacturing and transportation. The Commercial Finance segment offers secured lending and receivables collection as well as other financial products to small and midsize companies. These include secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, debtor-in-possession and turnaround financing. The Specialty Finance segment also offers home equity products to consumers primarily through a network of brokers and correspondents. The Specialty Finance segment resulted from the combination of the former Vendor Technology Finance and Consumer segments in fiscal 2001, consistent with how activities are reported internally to management since June 30, 2001. CIT has reclassified comparative prior period information to reflect this change. Also in fiscal 2001, CIT transferred financing and leasing assets from Equipment Financing to Specialty Finance. Prior year segment balances have not been restated to conform to the current year asset transfers as it is impractical to do so.

Segment Profit and Assets

      Because CIT generates a majority of its revenue from interest, fees and asset sales, management relies primarily on operating revenues to assess the performance of a segment. CIT also evaluates segment performance based on profit after income taxes, as well as asset growth, credit risk management and other factors.

      The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement totals and the consolidated managed assets total at or for the three months

                        CIT GROUP INC. AND SUBSIDIARIES
ended December 31, 2002, the twelve months ended September 30, 2002, the combined nine months ending September 30, 2001, and the year ended December 31, 2000. The results presented are based upon a fixed leverage ratio across the segments and the allocation of most corporate expenses.

      The Corporate segment included the following items in the year ended September 30, 2002: (1) goodwill impairment of $6,511.7 million, (2) provision for telecommunications of $200.0 million ($124.0 million after tax), (3) Argentine provision of $135.0 million ($83.7 million after tax), (4) funding costs of $85.9 million ($53.2 million after tax), and (5) unallocated corporate operating items totaling $7.2 million pre-tax (income) or $3.9 million after tax. For the other periods shown in the table, the corporate segment included funding costs and unallocated corporate operating expenses. Corporate segment funding costs increased significantly in 2002 from 2001, reflecting management's decision to not allocate to the business units the incremental costs of borrowing and liquidity relating to the disruption to our funding base and credit downgrades. Such 2002 additional costs included higher debt quality spreads, use of bank line versus commercial paper borrowings, incremental cost of liquidity facilities, and excess cash held to enhance liquidity. Although management chose to not allocate these incremental costs because they were viewed as relating to temporary conditions, costs will be allocated beginning January 1, 2003. For all periods shown, Corporate includes the results of the venture capital business.

                                         Equipment                                                          Corporate
                                       Financing and   Specialty    Commercial  Structured     Total           and
($ in millions)                           Leasing       Finance       Finance     Finance     Segments        Other     Consolidated
                                       -------------   ---------    ----------  ----------    --------      ----------  ------------
Three Months Ended
December 31, 2002
  (successor)
Operating margin ...................... $   116.9     $   216.8     $  148.0     $   29.8     $   511.5     $   (33.4)    $   478.1
Income taxes ..........................      23.2          47.1         40.5          8.9         119.7         (27.7)         92.0
Net income ............................      36.2          73.7         63.4         13.9         187.2         (45.9)        141.3
Total financing and leasing assets ....  14,200.9      10,316.8      8,041.6      3,315.4      35,874.7            --      35,874.7
Total managed assets ..................  18,137.1      16,863.0      8,041.6      3,315.4      46,357.1            --      46,357.1
Twelve Months Ended
September 30, 2002
  (successor)
Operating margin ...................... $   563.6     $   932.1     $  474.9     $  132.8     $ 2,103.4     $  (296.9)    $ 1,806.5
Income taxes ..........................     123.9         214.4        121.9         40.0         500.2        (126.2)        374.0
Net income ............................     202.0         349.8        198.9         65.2         815.9      (7,514.6)     (6,698.7)
Total financing and leasing assets ....  14,267.2      10,119.4      8,910.2      3,090.8      36,387.6            --      36,387.6
Total managed assets ..................  18,651.3      16,970.0      8,910.2      3,090.8      47,622.3            --      47,622.3
Nine Months Ended
September 30, 2001
  (combined)
Operating margin ...................... $   552.3     $   649.4     $  343.2     $   36.0     $ 1,580.9     $   (22.0)    $ 1,558.9
Income taxes ..........................     111.1         119.7         86.3         26.0         343.1        (100.9)        242.2
Net income ............................     215.1         196.7        134.8         45.8         592.4        (329.1)        263.3
Total financing and leasing assets ....  16,109.1      12,791.1      8,657.1      3,171.9      40,729.2            --      40,729.2
Total managed assets ..................  20,573.9      18,474.2      8,657.1      3,171.9      50,877.1            --      50,877.1
Year Ended December 31, 2000
  (predecessor)
Operating margin ...................... $   897.7     $   668.3     $  449.8     $  128.8     $ 2,144.6     $   (18.4)    $ 2,126.2
Income taxes ..........................     147.3         139.9        109.2         35.9         432.3         (51.1)        381.2
Net income ............................     287.8         222.2        161.8         65.4         737.2        (125.6)        611.6
Total financing and leasing assets ....  20,078.0      13,321.0      7,693.7      2,691.9      43,784.6            --      43,784.6
Total managed assets ..................  26,465.2      18,050.1      7,693.7      2,691.9      54,900.9            --      54,900.9

      Finance income and other revenues derived from United States based financing and leasing assets were $977.1 million, $4,284.8 million, $3,718.7 million and $5,215.6 million for the three months ended December 31, 2002, the twelve months ended September 30, 2002, the nine months ending September 30, 2001, and the year ended December 31, 2000, respectively. Finance income and other revenues derived from foreign based financing and leasing assets, were $251.7 million, $990.3 million, $829.2 million and $944.8 million for the three months ended December 31, 2002, the twelve months ended September 30, 2002, the nine months ending September 30, 2001, and the year ended December 31, 2000, respectively.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 26 -- Summarized Financial Information of Subsidiaries (Unaudited)

      The following presents condensed consolidating financial information for CIT Holdings LLC and its wholly-owned subsidiary, Capita Corporation (formerly AT&T Capital Corporation). CIT has guaranteed on a full and unconditional basis the existing registered debt securities and certain other indebtedness of these subsidiaries. Therefore, CIT has not presented related financial statements or other information for these subsidiaries on a stand-alone basis. ($ in millions).

                          CONSOLIDATING BALANCE SHEET
                                December 31, 2002
                                   (successor)

                                                                                   CIT
                                                          CIT        Capita      Holdings       Other
                                                       Group Inc.  Corporation     LLC       Subsidiaries   Eliminations     Total
                                                       ----------  -----------     ---       ------------   ------------     -----
($ in millions)
                                                                    ASSETS
Net finance receivables ............................  $    633.5    $3,541.4    $   935.7    $  21,749.9     $      --     $26,860.5
Operating lease equipment, net .....................         --        734.6        157.1        5,812.9            --       6,704.6
Assets held for sale ...............................         --        159.1         62.8          991.5            --       1,213.4
Cash and cash equivalents ..........................     1,310.9       231.1        293.7          200.9            --       2,036.6
Other assets .......................................     6,532.9       283.3        391.6        2,780.2      (4,870.7)      5,117.3
                                                      ----------    --------    ---------    -----------     ---------     ---------
  Total Assets .....................................  $  8,477.3    $4,949.5    $ 1,840.9    $  31,535.4     $(4,870.7)    $41,932.4
                                                      ==========    ========    =========    ===========     =========     =========

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Debt ...............................................  $ 27,760.7    $1,815.7    $ 2,116.8    $     (11.9)    $      --     $31,681.3
Credit balances of factoring clients ...............          --          --           --        2,270.0            --       2,270.0
Other liabilities ..................................   (24,154.1)    2,551.5     (1,396.1)      25,851.9            --       2,853.2
                                                      ----------    --------    ---------    -----------     ---------     ---------
  Total Liabilities ................................     3,606.6     4,367.2        720.7       28,110.0            --      36,804.5
Preferred securities ...............................          --          --           --          257.2            --         257.2
Equity .............................................     4,870.7       582.3      1,120.2        3,168.2      (4,870.7)      4,870.7
                                                      ----------    --------    ---------    -----------     ---------     ---------
  Total Liabilities and
  Stockholders' Equity .............................  $  8,477.3    $4,949.5    $ 1,840.9    $  31,535.4     $(4,870.7)    $41,932.4
                                                      ==========    ========    =========    ===========     =========     =========

                        CIT GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATING BALANCE SHEET
                               September 30, 2002
                                   (successor)

                                                                               CIT
                                                 CIT          Capita        Holdings         Other
                                              Group Inc.    Corporation        LLC        Subsidiaries     Eliminations     Total
                                              ----------    -----------     ---------     ------------     ------------   ---------
($ in millions)
                                                           ASSETS
Net finance receivables .................    $    864.3      $2,504.8      $   893.5       $23,418.6       $      --      $27,681.2
Operating lease equipment, net ..........          --           797.2          185.3         5,584.9              --        6,567.4
Assets held for sale ....................          --           156.7           47.7           815.1              --        1,019.5
Cash and cash equivalents ...............       1,737.8         225.8          330.3           (19.5)             --        2,274.4
Other assets ............................       4,855.0         444.4          452.5         4,173.9        (4,757.8)       5,168.0
                                             ----------      --------      ---------       ---------       ---------      ---------
  Total Assets ..........................    $  7,457.1      $4,128.9      $ 1,909.3       $33,973.0       $(4,757.8)     $42,710.5
                                             ==========      ========      =========       =========       =========      =========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Debt ....................................    $ 28,409.3      $1,858.0      $ 2,147.6       $    41.1       $      --      $32,456.0
Credit balances of factoring clients ....            --            --             --         2,513.8              --        2,513.8
Other liabilities .......................     (25,710.0)      1,785.1       (1,342.5)       27,992.6              --        2,725.2
                                             ----------      --------      ---------       ---------       ---------      ---------
  Total Liabilities .....................       2,699.3       3,643.1          805.1        30,547.5              --       37,695.0
Preferred securities ....................            --            --             --           257.7              --          257.7
Equity ..................................       4,757.8         485.8        1,104.2         3,167.8        (4,757.8)       4,757.8
                                             ----------      --------      ---------       ---------       ---------      ---------
  Total Liabilities and
  Stockholders' Equity ..................    $  7,457.1      $4,128.9      $ 1,909.3       $33,973.0       $(4,757.8)     $42,710.5
                                             ==========      ========      =========       =========       =========      =========

                         CIT GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATING STATEMENT OF INCOME
                      Three Months Ended December 31, 2002
                                   (successor)

                                                                               CIT
                                                   CIT         Capita        Holdings       Other
                                               Group Inc.    Corporation       LLC       Subsidiaries     Eliminations     Total
                                               ----------    -----------     --------    ------------     -----------     -------
($ in millions)
Finance income ..........................       $ 32.9          $224.5        $50.6         $663.7          $    --       $971.7
Interest expense ........................         41.3            73.9         (1.1)         225.9               --        340.0
                                                ------          ------        -----         ------           ------       ------
Net finance income ......................         (8.4)          150.6         51.7          437.8               --        631.7
Depreciation on operating lease equipment           --           105.0         21.6          150.7               --        277.3
                                                ------          ------        -----         ------           ------       ------
Net finance margin ......................         (8.4)           45.6         30.1          287.1               --        354.4
Provision for credit losses .............         18.8             8.9          2.4          103.3               --        133.4
                                                ------          ------        -----         ------           ------       ------
Net finance margin, after provision for
  credit losses .........................        (27.2)           36.7         27.7          183.8               --        221.0
Equity in net income of subsidiaries ....        164.7              --           --             --           (164.7)          --
Other revenue ...........................          4.1            46.1         23.5          183.4               --        257.1
                                                ------          ------        -----         ------           ------       ------
Operating margin ........................        141.6            82.8         51.2          367.2           (164.7)       478.1
Operating expenses ......................         16.4            35.1         24.7          165.9               --        242.1
                                                ------          ------        -----         ------           ------       ------
Income before provision for income taxes         125.2            47.7         26.5          201.3           (164.7)       236.0
(Benefit) provision for income taxes ....        (16.1)           10.4         12.8           84.9               --         92.0
Minority interest, after tax ............           --             --          --            (2.7)               --        (2.7)
                                                ------          ------        -----         ------           ------       ------
Net income ..............................       $141.3          $ 37.3        $13.7         $113.7          $(164.7)      $141.3
                                                ======          ======        =====         ======          =======       ======

                         CIT GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATING STATEMENT OF INCOME
                          Year Ended September 30, 2002
                                   (successor)

                                                                              CIT
                                              CIT             Capita        Holdings          Other
                                           Group Inc.       Corporation        LLC        Subsidiaries    Eliminations      Total
                                           ----------       -----------     ---------     ------------    ------------    ---------
($ in millions)
Finance income .........................   $   200.4         $1,050.1        $233.2         $2,859.1         $  --        $ 4,342.8
Interest expense .......................        (3.7)           401.3           4.8          1,036.9            --          1,439.3
                                           ---------         --------        ------         --------         -----        ---------
Net finance income .....................       204.1            648.8         228.4          1,822.2            --          2,903.5
Depreciation on operating
  lease equipment ......................          --            503.0         105.5            632.5            --          1,241.0
                                           ---------         --------        ------         --------         -----        ---------
Net finance margin .....................       204.1            145.8         122.9          1,189.7            --          1,662.5
Provision for credit losses ............       308.3            197.9          24.9            257.2            --            788.3
                                           ---------         --------        ------         --------         -----        ---------
Net finance margin, after provision
  for credit losses ....................      (104.2)           (52.1)         98.0            932.5            --            874.2
Equity in net income of subsidiaries ...       (77.8)            --            --               --            77.8               --
Other revenue ..........................        20.7            124.0          93.0            694.6            --            932.3
                                           ---------         --------        ------         --------         -----        ---------
Operating margin .......................      (161.3)            71.9         191.0          1,627.1          77.8          1,806.5
Operating expenses .....................     6,588.0            188.7          65.9          1,278.1            --          8,120.7
                                           ---------         --------        ------         --------         -----        ---------
(Loss) income before provision for
  income taxes .........................    (6,749.3)          (116.8)        125.1            349.0          77.8         (6,314.2)
(Benefit) provision for income taxes ...       (50.6)           (60.0)         54.4            430.2            --            374.0
Minority interest, after tax ...........          --               --            --            (10.5)           --            (10.5)
                                           ---------         --------        ------         --------         -----        ---------
Net (loss) income ......................   $(6,698.7)        $  (56.8)       $ 70.7         $  (91.7)        $77.8        $(6,698.7)
                                           =========         ========        ======         ========         =====        =========

                         CIT GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATING STATEMENT OF INCOME
                      Nine Months Ended September 30, 2001
                                   (combined)

                                                                                 CIT
                                                     CIT         Capita        Holdings          Other
                                                  Group Inc.   Corporation       LLC         Subsidiaries   Eliminations    Total
                                                  ----------   -----------     ---------      -----------   ------------   --------
($ in millions)
Finance income .................................    $226.4       $998.0        $219.1          $2,531.8       $    --      $3,975.3
Interest expense ...............................     178.9        305.4          23.1           1,112.4            --       1,619.8
                                                    ------       ------         -----           -------        ------      --------
Net finance income .............................      47.5        692.6         196.0           1,419.4            --       2,355.5
Depreciation on operating lease equipment ......        --        460.5         103.4             472.8            --       1,036.7
                                                    ------       ------         -----           -------        ------      --------
Net finance margin .............................      47.5        232.1          92.6             946.6            --       1,318.8
Provision for credit losses ....................      54.7         88.9          15.1             173.8            --         332.5
                                                    ------       ------         -----           -------        ------      --------
Net finance margin, after provision for
  credit losses ................................      (7.2)       143.2          77.5             772.8            --         986.3
Equity in net income of subsidiaries ...........     527.8           --            --                --        (527.8)           --
Other revenue ..................................     (80.6)        67.6          68.1             517.5            --         572.6
                                                    ------       ------         -----           -------        ------      --------
Operating margin ...............................     440.0        210.8         145.6           1,290.3        (527.8)      1,558.9
Operating expenses .............................     216.9        160.0          78.4             589.6            --       1,044.9
                                                    ------       ------         -----           -------        ------      --------
Income before provision for income taxes .......     223.1         50.8          67.2             700.7        (527.8)        514.0
(Benefit) provision for income taxes ...........     (40.2)        19.3          25.5             237.6            --         242.2
Minority interest, after tax ...................        --           --            --              (8.5)           --          (8.5)
                                                    ------       ------         -----           -------        ------      --------
Net income .....................................    $263.3       $ 31.5        $ 41.7          $  454.6       $(527.8)     $  263.3
                                                    ======       ======        ======          ========       =======      ========

                         CIT GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      Three Months Ended December 31, 2002
                                   (successor)

                                                                                 CIT
                                                    CIT          Capita        Holdings      Other
                                                 Group Inc     Corporation       LLC       Subsidiaries    Eliminations     Total
                                                ----------     -----------     ---------   ------------    ------------   ---------
($ in millions)
Cash Flows From Operating Activities:
Net cash flows (used for)
  provided by operations ......................  $(1,783.5)    $   123.3        $ 52.9      $ 2,195.1       $      --     $  587.8
                                                 ---------     ---------        ------      ---------       ---------     --------
Cash Flows From Investing Activities:
Net increase (decrease) in financing
  and leasing assets ..........................      212.8      (1,062.8)        (43.6)         882.8              --        (10.8)
Decrease in intercompany loans
  and investments .............................    1,792.4            --            --             --        (1,792.4)          --
Other .........................................         --            --            --           (4.3)             --         (4.3)
                                                 ---------     ---------        ------      ---------       ---------     --------
Net cash flows provided by
  (used for) investing activities .............    2,005.2      (1,062.8)        (43.6)         878.5        (1,792.4)       (15.1)
                                                 ---------     ---------        ------      ---------       ---------     --------
Cash Flows From Financing Activities:
Net decrease in debt ..........................     (648.6)        (42.3)        (30.8)         (88.0)             --       (809.7)
Intercompany financing ........................         --         987.1         (15.1)      (2,764.4)        1,792.4           --
Cash dividends paid ...........................         --            --            --          (25.4)             --        (25.4)
                                                 ---------     ---------        ------      ---------       ---------     --------
Net cash flows (used for) provided by
  financing activities ........................     (648.6)        944.8         (45.9)      (2,877.8)        1,792.4       (835.1)
                                                 ---------     ---------        ------      ---------       ---------     --------
Net (decrease) increase in cash and
  cash equivalents ............................     (426.9)          5.3         (36.6)         195.8              --       (262.4)
Exchange rate impact on cash ..................         --            --            --           24.6              --         24.6
Cash and cash equivalents,
  beginning of period .........................    1,737.8         225.8         330.3          (19.5)             --      2,274.4
                                                 ---------     ---------        ------      ---------       ---------     --------
Cash and cash equivalents, end of period ......  $ 1,310.9     $   231.1        $293.7      $   200.9       $      --     $2,036.6
                                                 =========     =========        ======      =========       =========     ========

                        CIT GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year Ended September 30, 2002
                                   (successor)

                                                                                CIT
                                                    CIT         Capita        Holdings        Other
                                                 Group Inc.   Corporation       LLC        Subsidiaries   Eliminations     Total
                                                 ----------   -----------     --------     ------------   ------------   ---------
($ in millions)
Cash Flows From Operating Activities:
Net cash flows provided by
   (used for) operations .....................   $   401.0    $  (283.7)      $(693.8)      $ 1,936.1       $    --      $ 1,359.6
                                                 ---------    ---------       -------       ---------       -------      ---------
Cash Flows From Investing Activities:
Net increase in financing
   and leasing assets ........................       662.0        211.9         721.3           779.0            --        2,374.2
Decrease in intercompany loans and
   investments ...............................       865.4           --            --              --        (865.4)            --
Other ........................................          --           --            --           (52.5)           --          (52.5)
                                                 ---------    ---------       -------       ---------       -------      ---------
Net cash flows provided by
   investing activities ......................     1,527.4        211.9         721.3           726.5        (865.4)       2,321.7
                                                 ---------    ---------       -------       ---------       -------      ---------
Cash Flows From Financing Activities:
Net (decrease) increase in debt ..............    (1,808.7)    (1,021.2)        175.3          (774.7)           --       (3,429.3)
Intercompany financing .......................          --      1,211.8         123.3        (2,200.5)        865.4             --
Capital contributions from Tyco ..............       923.5           --            --              --            --          923.5
Cash dividends paid ..........................          --           --            --              --            --             --
Issuance of common stock .....................       254.6           --            --              --            --          254.6
                                                 ---------    ---------       -------       ---------       -------      ---------
Net cash flows (used for) provided by
   financing activities ......................      (630.6)       190.6         298.6        (2,975.2)        865.4       (2,251.2)
                                                 ---------    ---------       -------       ---------       -------      ---------
Net increase (decrease) in cash and
   cash equivalents ..........................     1,297.8        118.8         326.1          (312.6)           --        1,430.1
Exchange rate impact on cash .................          --           --            --            36.3            --           36.3
Cash and cash equivalents,
   beginning of period .......................       440.0        107.0           4.2           256.8            --          808.0
                                                 ---------    ---------       -------       ---------       -------      ---------
Cash and cash equivalents, end of period .....   $ 1,737.8    $   225.8       $ 330.3       $   (19.5)      $    --      $ 2,274.4
                                                 =========    =========       =======       =========       =======      =========

                         CIT GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30, 2001
                                   (combined)

                                                                             CIT
                                                 CIT         Capita        Holdings       Other
                                              Group Inc.   Corporation       LLC       Subsidiaries   Eliminations     Total
                                              ----------   -----------     --------    ------------   ------------   ---------
($ in millions)

Cash Flows From Operating Activities:
Net cash flows (used for) provided by
   operations ..............................  $   (48.9)   $   275.1       $ 128.4      $  672.5       $      --      $ 1,027.1
                                              ---------    ---------       -------      --------       ---------      ---------
Cash Flows From Investing Activities:
Net increase (decrease) in financing and
   leasing assets ..........................      335.0        440.4         (36.7)        275.5              --        1,014.2
Decrease in intercompany loans and
   investments .............................   (2,228.2)          --            --            --         2,228.2             --
Other ......................................         --           --            --         (21.2)             --          (21.2)
                                              ---------    ---------       -------      --------       ---------      ---------
Net cash flows (used for) provided by
   investing activities ....................   (1,893.2)       440.4         (36.7)        254.3         2,228.2          993.0
                                              ---------    ---------       -------      --------       ---------      ---------
Cash Flows From Financing Activities:
Net increase (decrease) in debt ............      586.6     (2,872.5)       (247.4)       (213.3)             --       (2,746.6)
Intercompany financing .....................         --      2,134.7         240.6        (147.1)       (2,228.2)            --
Capital contributions from Tyco ............      675.0           --            --          70.5              --          745.5
Cash dividends paid ........................         --           --            --         (52.9)             --          (52.9)
Issuance of treasury stock .................         --           --            --          27.6              --           27.6
                                              ---------    ---------       -------      --------       ---------      ---------
Net cash flows provided by (used for)
   financing activities ....................    1,261.6       (737.8)         (6.8)       (315.2)       (2,228.2)      (2,026.4)
                                              ---------    ---------       -------      --------       ---------      ---------
Net (decrease) increase in cash and
   cash equivalents ........................     (680.5)       (22.3)         84.9         611.6              --           (6.3)
Exchange rate impact on cash ...............         --           --            --           2.2              --            2.2
Cash and cash equivalents, beginning
   of period ...............................    1,120.5        129.3         (80.7)       (357.0)             --          812.1
                                              ---------    ---------       -------      --------       ---------      ---------
Cash and cash equivalents, end of period ...  $   440.0    $   107.0       $   4.2      $  256.8       $      --      $   808.0
                                              =========    =========       =======      ========       =========      =========

                         CIT GROUP INC. AND SUBSIDIARIES

Note 27 -- Selected Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data are presented below. The second quarter of 2001 includes predecessor operations through June 1, 2001 and successor operations for June 2 through June 30, 2001 ($ in millions, except per share data).

                                                                                       Year Ended September 30, 2002
                                                                                ---------------------------------------------
                                                                Three Months
                                                                   Ended
                                                                December 31,     First     Second         Third       Fourth
                                                                    2002        Quarter    Quarter       Quarter      Quarter
                                                                ------------    -------    -------       -------      -------
Net finance margin ..........................................      $354.4       $487.5    $   448.2     $   356.0     $370.8
Provision for credit losses .................................       133.4        112.9        195.0         357.7      122.7
Other revenue ...............................................       257.1        245.1        232.1         246.1      209.0
Salaries and general operating expenses .....................       242.1        238.7        234.2         237.9      235.6
Interest expense -- TCH .....................................          --         76.3        305.0         281.3         --
Goodwill impairment .........................................          --           --      4,512.7       1,999.0         --
Provision for income taxes ..................................        92.0        118.2         50.4         121.3       84.1
Minority interest in subsidiary trust holding
   solely debentures of the Company, after tax ..............         2.7          2.4          2.7           2.7        2.7
Net income (loss) ...........................................       141.3       $184.1    $(4,619.7)    $(2,397.8)    $134.7
Net income (loss) per diluted share (1) .....................      $  0.67      $ 0.87    $  (21.84)    $  (11.33)    $ 0.64

                                                                             Nine Months Ended September 30, 2001
                                                                           ----------------------------------------
                                                                               First        Second         Third
                                                                              Quarter       Quarter       Quarter
                                                                           ------------    ---------     ----------
                                                                           (predecessor)   (combined)    (successor)
Net finance margin ................................................           $404.7         $429.4        $484.7
Provision for credit losses .......................................             68.3          166.7          97.5
Other revenue .....................................................            211.6          121.8         239.2
Salaries and general operating expenses ...........................            263.5          267.9         263.1
Goodwill amortization .............................................             22.5           29.7          45.4
Interest expense -- TCH ...........................................               --           25.0          73.8
Acquisition-related costs .........................................               --           54.0          --
Provision for income taxes ........................................             99.0           30.5         112.7
Minority interest in subsidiary trust holding solely
   debentures of the Company, after tax ...........................              2.9            2.8           2.8
Net income (loss) .................................................           $160.1         $(25.4)       $128.6
Net income (loss) per diluted share (1) ...........................           $ 0.75         $(0.12)       $ 0.61

----------
(1) Per share calculations assume that common shares outstanding as a result of the July 2002 IPO (211.7 million) were outstanding for all periods preceding the quarter ended September 30, 2002.

                        CIT GROUP INC. AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Prior to Tyco's acquisition of CIT, the independent auditor for CIT Group Inc. (formerly The CIT Group, Inc.) was KPMG LLP. The independent accountants for Tyco were PricewaterhouseCoopers LLP ("PwC"). On June 1, 2001, in connection with the acquisition, Tyco and CIT jointly determined that CIT would terminate its audit engagement with KPMG LLP and enter into an audit engagement with PwC, in order to facilitate the auditing of Tyco's Consolidated Financial Statements. CIT's Board of Directors approved the appointment of PwC as the independent accountants for CIT.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information called for by Item 10 is incorporated by reference from the information under the caption "Election of Directors" and "Election of Directors -- Executive Officers" in our Proxy Statement for our 2003 annual meeting of stockholders.

Item 11. Executive Compensation.

      The information called for by Item 11 is incorporated by reference from the information under the caption "Compensation of Directors and Executive Officers" in our Proxy Statement for our 2003 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information called for by Item 12 is incorporated by reference from the information under the caption "Principal Shareholders" in our Proxy Statement for our 2003 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions.

      The information called for by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for our 2003 annual meeting of stockholders.

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

      During our fiscal 2002 financial reporting process, management, in consultation with the Company's independent accountants, identified a deficiency in our tax financial reporting process relating to the calculation of deferred tax assets and liabilities which constitutes a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management believes that this matter has not had any material impact on our financial statements. Management has established a project plan and has completed the initial design of processes and controls to address this deficiency. Development is ongoing and implementation/completion of this project is anticipated in 2003.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

            1.    The following financial statements of CIT and Subsidiaries:

                  Reports of Independent Accountants

                  Consolidated Balance Sheets-December 31, 2002, September 30, 2001, and December 31, 2000.

                  Consolidated Statements of Income for the three months ended December 31, 2002, for the fiscal year ended September 30, 2002, for the period from June 2 through September 30, 2001, for the period January 1 through June 1, 2001 and for the year ended December 31, 2000.

                  Consolidated Statements of Shareholders' Equity for the three months ended December 31, 2002, for the fiscal year ended September 30, 2002, for the period from June 2 through September 30, 2001, for the period January 1 through June 1, 2001 and for the year ended December 31, 2000.

                  Consolidated Statements of Cash Flows for the three months ended December 31, 2002, for the fiscal year ended September 30, 2002, for the period from June 2 through September 30, 2001, for the period January 1 through June 1, 2001 and for the year ended December 31, 2000.

                  Notes to Consolidated Financial Statements

            2. All schedules are omitted because they are not applicable or because the required information appears in the Consolidated Financial Statements or the notes thereto.

      (b) Current Report on Form 8-K, dated October 17, 2002, reporting that CIT had entered into a new 364 bank credit facility and amended its outstanding 5 year bank credit facilities.

                  Current Report on Form 8-K, dated October 28, 2002, reporting that reporting that CIT's Board of Directors declared a dividend of $.12 per share.

                  Current Report on Form 8-K, dated October 29, 2002, reporting CIT's financial results as of an for the quarter and twelve month periods ended September 30, 2002.

                  Current Report on Form 8-K, dated October 31, 2002,  attaching
                  as  an  exhibit   certain   historical   quarterly   financial
                  information.

                  Current Report on Form 8-K, dated November 1, 2002, reporting that CIT entered into a Selling Agent Agreement in connection with the establishment of a program for the offering of up to $2,000,000,000 aggregate principal amount of CIT InterNotes.

                  Current Report on Form 8-K, dated November 5, 2002, reporting that CIT's Board of Directors approved the change of its fiscal year-end from September 30 to December 31.

                  Current Report on Form 8-K, dated December 9, 2002, reporting the financing relationship of CIT and its subsidiaries with UAL Corp. and its subsidiary, United Airlines, Inc.

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

                  3.4 By-laws of the Company (incorporated by reference to Exhibit 3.4 to Form 8-K filed by CIT on July 10, 2002).

                  4.1 Form of Certificate of Common Stock of CIT (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

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

                  4.10 Indenture dated as of September 24, 1998 by and between CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and The Bank of New York, as trustee, for the issuance of unsecured and senior subordinated debt securities (Incorporated by reference to an Exhibit to Form S-3 filed by CIT September 24, 1998).

                  4.11 First Supplemental Indenture dated as of June 1, 2001 among CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), CIT Holdings (NV) Inc. and The Bank of New York, as trustee, for the issuance of unsecured and senior subordinated debt securities (Incorporated by reference to Exhibit 4.2f to Form S-3 filed by CIT on June 7, 2001).

                  4.12 Second Supplemental Indenture dated as of February 14, 2002 to an Indenture dated as of September 24, 1998, as supplemented by the First Supplemental Indenture dated as of June 1, 2001, by and between CIT Group Inc. (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and The Bank of New York, as trustee, for the issuance of unsecured senior subordinated debt securities (Incorporated by reference to Exhibit 4.3 to Form 8-K filed by CIT on February 22, 2002).

                  4.13 Third Supplemental Indenture dated as of July 2, 2002 to an Indenture dated as of September 24, 1998, as supplemented by the First Supplemental Indenture dated as of June 1, 2001 and the Second Supplemental Indenture dated as of February 14, 2002, by and between CIT Group Inc. (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and The Bank of New York, as trustee, for the issuance of unsecured senior subordinated debt securities (Incorporated by reference to Exhibit 4.2 to Form 8-K filed by CIT on July 10, 2002).

                  4.14 Indenture dated as of September 24, 1998 by and between CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and BNY Midwestern Trust Company (as successor trustee to Harris Trust and Savings Bank) as trustee, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to an Exhibit to Form S-3 filed by CIT on September 24, 1998).

                  4.15 First Supplemental Indenture dated as of June 1, 2001 among CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), CIT Holdings (NV) Inc. and BNY Midwestern Trust Company (as successor trustee to Harris Trust and Savings Bank) as trustee (Incorporated by reference to Exhibit 4.2e to Form S-3 filed by CIT on June 7, 2001).

                  4.16 Second Supplemental Indenture dated as of February 14, 2002 to an Indenture dated as of September 24, 1998, as supplemented by the First Supplemental Indenture dated as of May 9, 2001 and the Second Supplemental Indenture dated as of June 1, 2001, by and between CIT Group Inc. (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and BNY Midwestern Trust Company (as successor trustee to Harris Trust and Savings Bank) as trustee, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.2 to Form 8-K filed by CIT on February 22, 2002).

                  4.17 Third Supplemental Indenture dated as of July 2, 2002 to an Indenture dated as of September 24, 1998, as supplemented by the First Supplemental Indenture dated as of May 9, 2001 and the Second Supplemental Indenture dated as of June 1, 2001 and the Third Supplemental Indenture dated as of February 14, 2002, by and between CIT Group Inc. (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and BNY Midwestern Trust Company (as successor trustee to Harris Trust and Savings Bank) as trustee, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.1 to Form 8-K filed by CIT on July 10, 2002).

                  4.18 Indenture dated as of August 26, 2002 by and among CIT Group Inc., Bank One Trust Company, N.A., as Trustee and Bank One N.A., London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities.

                  4.19 Certain instruments defining the rights of holders of CIT's long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

                  10.1  Agreement  dated as of June 1, 2001 between CIT Holdings
                        (NV) Inc., a wholly-owned subsidiary of Tyco International Ltd., and CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), a Nevada corporation, regarding transactions between CIT Holdings and CIT (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 7, 2002).

                  10.2 Form of Separation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

                  10.3 Form of Financial Services Cooperation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit [10.3] to Amendment No. 3 to the Registration Statement on Form S-3 filed June 12, 2002).

                  10.4 364-Day Credit Agreement, dated as of October 15, 2002, among CIT Group Inc., the banks and other financial institutions from time to time parties thereto, J.P. Morgan Securities, Inc., as sole lead arranger and bookrunner, JP Morgan Chase Bank, as administrative agent, and Barclays Bank PLC, Bank of America, N.A. and Citibank, as syndication agents (Incorporated by reference to Exhibit 99.2 to Form 8-K filed by CIT on October 24, 2002).

                  10.5 5-Year Credit Agreement, dated as of March 28, 2000, among CIT Group Inc. (formerly known as Tyco Capital Corporation and The CIT Group, Inc.), the banks party thereto, J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.), as Arranger, Barclays Bank PLC, Bank of America, N.A., Citibank, N.A. and The Dai-Ichi Kangyo Bank, Limited, as Syndication Agents, and JP Morgan Chase Bank (formerly known as The Chase Manhattan
                        Bank), as Administrative Agent ("5 Year Credit Agreement") (Incorporated by reference to Exhibit 10.6 to Form 10-Q filed by CIT on February 14, 2002).

                  10.6 First Amendment to 5 Year Credit Agreement, dated as of October 7, 2002 (Incorporated by reference to Exhibit
                        99.3 to Form 8-K filed by CIT on October 24, 2002).

                  10.7 Assumption Agreement, dated as of June 1, 2001, to 5 Year Credit Agreement (Incorporated by reference to
                        Exhibit  10.7 to Form 10-Q filed by CIT on February  14,
                        2002).

                  10.8 Additional Bank Agreement, dated as of August 1, 2000, to 5 Year Credit Agreement (Incorporated by reference to
                        Exhibit  10.8 to Form 10-Q filed by CIT on February  14,
                        2002).

                  10.9 $765,000,000 Credit Agreement, dated as of April 13, 1998, among Capita Corporation (formerly known as AT&T Capital Corporation), as Borrower, CIT Group Inc. (formerly known as Tyco Capital Corporation and The CIT Group, Inc.), as Guarantor, the banks party thereto (the "Banks"), JP Morgan Chase Bank (formerly known as Morgan Guaranty Trust Company of New York), as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent, JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) and Deutsche Bank AG, New York Branch, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and CIBC Oppenheimer Corp., as Arrangers ("Capita Corporation Credit Agreement") (Incorporated by reference to Exhibit 10.9 to Form 10-Q filed by CIT on February 14, 2002).

                  10.10 Amendment No. 1 to Capita  Corporation Credit Agreement,
                        dated as of April 9, 1999 (Incorporated by reference to Exhibit 10.10 to Form 10-Q filed by CIT on February 14,
                        2002).

                  10.11 Amendment No. 2 to Capita  Corporation Credit Agreement,
                        dated as of November 15, 1999 (Incorporated by reference to Exhibit 10.11 to Form 10-Q filed by CIT on February 14, 2002).

                  10.12 Amendment No. 3 to Capita  Corporation Credit Agreement,
                        dated as of May 30, 2001 (Incorporated by reference to Exhibit 10.12 to Form 10-Q filed by CIT on February 14,
                        2002).

                  10.13 Fourth Amendment to Capita Corporation Credit Agreement,
                        dated as of October 7, 2002 (Incorporated by reference to Exhibit 99.4 to Form 8-K filed by CIT on October 24,
                        2002).

                  10.14 Assumption  Agreement,  dated  as of  June 1,  2001,  to
                        Capita Corporation Credit Agreement (Incorporated by reference to Exhibit 10.13 to Form 10-Q filed by CIT on February 14, 2002).

                  10.15 Guaranty  by CIT Group Inc.,  dated as of  November  15,
                        1999, of Capita Corporation Credit Agreement (Incorporated by reference to Exhibit 10.14 to Form 10-Q filed by CIT on February 14, 2002).

                  10.16 364-Day  Credit  Agreement,  dated as of March 27, 2001, among CIT Financial Ltd., the banks party thereto, as lenders, Royal Bank of Canada, as Administrative Agent, and Canadian Imperial Bank of Commerce and The Chase Manhattan Bank of Canada, as Syndication Agents ("Canadian 364-Day Credit Agreement") (Incorporated by reference to Exhibit 10.15 to Form 10-Q filed by CIT on February 14, 2002).

                  10.17 Guaranty of CIT Group Inc.,  dated as of March 27, 2001, of Canadian 364-Day Credit Agreement (Incorporated by reference to Exhibit 10.16 to Form 10-Q filed by CIT on February 14, 2002).

                  10.18 Employment Agreement for Albert R. Gamper, Jr., dated as of January 1, 2003.

                  10.19 Employment  Agreement  for Joseph M.  Leone  dated as of
                        January 1, 2003.

                  10.20 Employment  Agreement  for Thomas B. Hallman dated as of
                        January 1, 2003.

                  10.21 Employment  Agreement for Lawrence A. Marsiello dated as of January 1, 2003.

                  10.22 Employment  Agreement  for  Nikita  Zdanow  dated  as of
                        January 1, 2003.

                  10.23 Executive  Severance Plan  (incorporated by reference to
                        Exhibit [10.24] to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

                  10.24 Long-Term  Equity  Compensation  Plan  (incorporated  by reference to Exhibit [10.25] to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

                  10.25 Form  of  Indemnification   Agreement  (incorporated  by
                        reference to Exhibit [10.26] to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

                  10.26 Form of Tax Agreement by and between Tyco  International
                        Ltd. and CIT (incorporated by reference to Exhibit [10.27] to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

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

                                       CIT GROUP INC.

                                       By:      /s/ ROBERT J. INGATO
                                           -------------------------------------
                                                    Robert J. Ingato
                                       Executive Vice President, General Counsel
                                                     and Secretary
February 26, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 26, 2003 in the capacities indicated below.

                      Name                                                Date
                     ------                                               ----
            /s/ ALBERT R. GAMPER, JR.
-------------------------------------------------
              Albert R. Gamper Jr.
  Chairman, President, Chief Executive Officer
                  and Director
          (principal executive officer)

                  JOHN S. CHEN*
-------------------------------------------------
                  John S. Chen
                    Director

             WILLIAM A. FARLINGER*
-------------------------------------------------
              William A. Farlinger
                    Director

                 THOMAS H. KEAN*
-------------------------------------------------
                 Thomas H. Kean
                    Director

              EDWARD J. KELLY, III*
-------------------------------------------------
              Edward J. Kelly, III
                    Director

             MARIANNE MILLER PARRS*
-------------------------------------------------
             Marianne Miller Parrs
                    Director

                 PETER J. TOBIN*
-------------------------------------------------
                 Peter J. Tobin
                    Director

               LOIS M. VAN DEUSEN*
-------------------------------------------------
               Lois M. Van Deusen
                    Director

               /s/ JOSEPH M. LEONE
-------------------------------------------------
                 Joseph M. Leone
          Executive Vice President and
             Chief Financial Officer
         (principal accounting officer)

*By:          /s/ ROBERT J. INGATO
-------------------------------------------------
                Robert J. Ingato
  Executive Vice President and General Counsel

      Original powers of attorney authorizing Robert Ingato, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.

                                 CERTIFICATIONS

I, Albert R. Gamper, Jr., certify that:

      1. I have reviewed this transition report on Form 10-K of CIT Group Inc.;

      2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

      3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

            c) presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003

                                            /s/ ALBERT R. GAMPER, JR.
                                    --------------------------------------------
                                                Albert R. Gamper, Jr.
                                    Chairman, President, Chief Executive Officer
                                                    and Director

                                 CERTIFICATIONS

I, Joseph M. Leone, certify that:

      1. I have reviewed this transition report on Form 10-K of CIT Group Inc.;

      2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

      3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

            c) presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003

                                          /S/ JOSEPH M. LEONE
                            ----------------------------------------------------
                                              Joseph M. Leone
                            Executive Vice President and Chief Financial Officer

Where You Can Find More Information

      A copy of the Transition Report on Form 10-K, including the exhibits and schedules thereto, may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. Information on the Public
Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov, from which interested parties can electronically access the Transition Report on Form 10-K, including the exhibits and schedules thereto.

      The Transition Report on Form 10-K, including the exhibits and schedules thereto, and other SEC filings, are available free of charge on the Company's Internet site at http://www.cit.com as soon as reasonably practicable after such material is electronically filed with the SEC.