Form 10-Q
period 2003-03-31
CIT GROUP INC
filed 2003-05-13
CIK 1171825

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    Form 10-Q
                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 001-31369

                                   ----------

                                 CIT Group Inc.
             (Exact name of Registrant as specified in its charter)

            Delaware                                      65-1051192
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                      Identification Number)

                   1 CIT Drive, Livingston, New Jersey, 07039
              (Address of Registrant's principal executive offices)

                                 (973) 740-5000
                             (Registrant's telephone
                                     number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _____

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [X] No _____

     As of April 30, 2003, there were 211,573,200 shares of the Registrant's common stock outstanding.

================================================================================

                         CIT GROUP INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         Part I--Financial Information:

Item 1     Consolidated Financial Statements (Unaudited) ...............     1
           Consolidated Balance Sheets .................................     1
           Consolidated Statements of Income ...........................     2
           Consolidated Statements of Stockholders' Equity .............     3
           Consolidated Statements of Cash Flows .......................     4
           Notes to Consolidated Financial Statements ..................   5-17
Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations and Quantitative
             and Qualitative Disclosure about Market Risk ..............   18-46
Item 4     Controls and Procedures .....................................    46

                           Part II--Other Information:

Item 1     Legal Proceedings ...........................................    48
Item 6     Exhibits and Reports on Form 8-K ............................   48-49
           Signatures ..................................................    50
           Certifications ..............................................   51-52

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         CIT GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 ($ in millions)

                                                        March 31,   December 31,
                                                          2003          2002
                                                        --------- --------------
                                     ASSETS

Financing and leasing assets:
   Finance receivables .............................    $28,654.6     $27,621.3
   Reserve for credit losses .......................       (757.0)       (760.8)
                                                        ---------     ---------
   Net finance receivables .........................     27,897.6      26,860.5
   Operating lease equipment, net ..................      6,831.4       6,704.6
   Finance receivables held for sale ...............      1,273.0       1,213.4
Cash and cash equivalents ..........................      2,025.4       2,036.6
Goodwill, net ......................................        384.4         384.4
Other assets .......................................      4,837.4       4,732.9
                                                        ---------     ---------
   Total Assets ....................................    $43,249.2     $41,932.4
                                                        =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
   Commercial paper ................................    $ 4,490.5     $ 4,974.6
   Variable-rate bank credit facilities ............      1,300.0       2,118.0
   Variable-rate senior notes ......................      6,609.2       4,906.9
   Fixed-rate senior notes .........................     20,152.1      19,681.8
                                                        ---------     ---------
Total debt .........................................     32,551.8      31,681.3
Credit balances of factoring clients ...............      2,437.9       2,270.0
Accrued liabilities and payables ...................      3,006.1       2,853.2
                                                        ---------     ---------
   Total liabilities ...............................     37,995.8      36,804.5
                                                        ---------     ---------
Commitments and Contingencies (Note 12)
Company-obligated mandatorily redeemable
  preferred securities of subsidiary
  trust holding solely debentures of the
  Company ..........................................        256.8         257.2
Stockholders' Equity:
   Preferred stock, $0.01 par value, 100,000,000
     authorized; none issued .......................           --            --
   Common stock, $0.01 par value, 600,000,000
     authorized; 211,573,200 issued and
     outstanding ...................................          2.1           2.1
   Paid-in capital, net of deferred compensation
     of $4.6 and $5.5 ..............................     10,677.0      10,676.2
   Accumulated deficit .............................     (5,505.3)     (5,606.9)
   Accumulated other comprehensive loss ............       (177.2)       (200.7)
                                                        ---------     ---------
   Total Stockholders' Equity ......................      4,996.6       4,870.7
                                                        ---------     ---------
   Total Liabilities and Stockholders' Equity ......    $43,249.2     $41,932.4
                                                        =========     =========

               See Notes to Consolidated Statements (Unaudited).

                        CIT GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     ($ in millions, except per share data)

                                                            For the Quarters
                                                             Ended March 31,
                                                         ---------------------
                                                          2003         2002
                                                         -----         -----
Finance income ........................................  $939.2      $ 1,106.7
Interest expense ......................................   346.7          348.3
                                                         ------      ---------
Net finance income ....................................   592.5          758.4
Depreciation on operating lease equipment .............   278.8          310.2
                                                         ------      ---------
Net finance margin ....................................   313.7          448.2
Provision for credit losses ...........................   103.0          195.0
                                                         ------      ---------
Net finance margin after provision for
  credit losses .......................................   210.7          253.2
Other revenue .........................................   235.5          232.1
                                                         ------      ---------
Operating margin ......................................   446.2          485.3
                                                         ------      ---------
Salaries and general operating expenses ...............   233.6          234.2
Interest expense - TCH ................................      --          305.0
Goodwill impairment ...................................      --        4,512.7
                                                         ------      ---------
Operating expenses ....................................   233.6        5,051.9
                                                         ------      ---------
Income (loss) before provision for income taxes .......   212.6       (4,566.6)
Provision for income taxes ............................   (82.9)         (50.4)
Minority interest in subsidiary trust holding
  solely debentures of the Company, after tax .........    (2.7)          (2.7)
                                                         ------      ---------
Net income (loss) .....................................  $127.0      $(4,619.7)
                                                         ======      =========

Net income (loss) per basic share .....................  $ 0.60      $  (21.84)
                                                         ======      =========
Net income (loss) per diluted share ...................  $ 0.60      $  (21.84)
                                                         ------      ---------
Dividends per common share ............................  $ 0.12      $      --
                                                         ======      =========

Note: Per share calculations for the quarter ended March 31, 2002 assume that common shares as a result of the July 2002 IPO (211.6 million) were outstanding.

               See Notes to Consolidated Statements (Unaudited).

                        CIT GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                                 ($ in millions)

                                                                                     Accumulated
                                                                                        Other           Total
                                                 Common     Paid-in    Accumulated  Comprehensive   Stockholders'
                                                  Stock     Capital      Deficit        (Loss)         Equity
                                                  -----     -------      -------        ------         ------
December 31, 2002 .............................    $2.1     $10,676.2   $(5,606.9)      $(200.7)      $4,870.7
Net income ....................................      --            --       127.0            --          127.0
Foreign currency translation adjustments. .....      --            --          --           9.0            9.0
Unrealized loss on equity and
  securitization investments ..................      --            --          --         (11.2)         (11.2)
Change in fair values of derivatives
  qualifying as cash flow hedges ..............      --            --          --          25.7           25.7
                                                                                                      --------
Total comprehensive income ....................                                                          150.5
                                                                                                      --------
Cash dividends ................................      --            --       (25.4)           --          (25.4)
Restricted common stock grants ................      --           0.8          --            --            0.8
                                                   ----     ---------   ---------       -------       --------
March 31, 2003 ................................    $2.1     $10,677.0   $(5,505.3)      $(177.2)      $4,996.6
                                                   ====     =========   =========       =======       ========

               See Notes to Consolidated Statements (Unaudited).

                        CIT GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in millions)

                                                                  For the Quarters
                                                                   Ended March 31,
                                                              ----------------------
                                                                 2003        2002
                                                              ----------  ----------
Cash Flows From Operations
Net income (loss) .........................................   $    127.0  $ (4,619.7)
Adjustments to reconcile net income (loss) to net cash
  flows from operations:
   Goodwill impairment ....................................           --     4,512.7
   Provision for credit losses ............................        103.0       195.0
   Depreciation and amortization ..........................        288.8       321.2
   Provision for deferred federal income taxes ............         74.7        50.4
   Gains on equipment, receivable and investment sales ....        (60.7)      (58.7)
   (Increase) in other assets .............................       (116.7)      (54.5)
   Increase (decrease) in accrued liabilities and payables          61.1      (100.1)
   Other ..................................................         (8.5)       (1.3)
                                                              ----------  ----------
Net cash flows provided by operations .....................        468.7       245.0
                                                              ----------  ----------
Cash Flows From Investing Activities
Loans extended ............................................    (12,341.1)  (11,639.4)
Collections on loans ......................................     10,233.4     9,703.8
Proceeds from asset and receivable sales ..................      1,699.2     3,739.6
Purchases of assets to be leased ..........................       (333.4)     (472.8)
Net decrease in short-term factoring receivables ..........       (182.7)     (410.9)
Purchase of finance receivable portfolios .................       (360.8)      (18.8)
Purchase of investment securities .........................           --       (97.6)
Other .....................................................        (41.4)      (19.1)
                                                              ----------  ----------
Net cash flows (used for) provided by investing activities      (1,326.8)      784.8
                                                              ----------  ----------
Cash Flows From Financing Activities
Repayments of variable and fixed-rate notes ...............     (2,997.8)   (1,479.4)
Proceeds from the issuance of variable and fixed-rate notes      4,352.4     8,518.4
Net decrease in commercial paper ..........................       (484.1)   (7,306.2)
Net capitalization from Tyco and Tyco affiliates ..........           --       268.4
Net repayments of non-recourse leveraged lease debt .......        (28.2)      (72.6)
Cash dividends paid .......................................        (25.4)         --
                                                              ----------  ----------
Net cash flows provided by (used for) financing activities         816.9       (71.4)
                                                              ----------  ----------
Net (decrease) increase in cash and cash equivalents ......        (41.2)      958.4
Exchange rate impact on cash ..............................         30.0        (2.1)
Cash and cash equivalents, beginning of period ............      2,036.6     1,301.5
                                                              ----------  ----------
Cash and cash equivalents, end of period ..................   $  2,025.4  $  2,257.8
                                                              ==========  ==========
Supplementary Cash Flow Disclosure
Interest paid .............................................   $    331.2  $    380.0
Federal, foreign, state and local income taxes paid, net ..   $     18.9  $     24.1

               See Notes to Consolidated Statements (Unaudited).

                         CIT GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 -- Summary of Significant Accounting Policies

      CIT Group Inc., a Delaware corporation ("we," "CIT" or the "Company"), is a leading global source of financing and leasing capital for companies in a wide variety of industries, including many of today's leading industries and emerging businesses, offering vendor, equipment, commercial, factoring, consumer, and structured financing capabilities. CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region.

      These financial statements, which have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States ("GAAP") and should be read in conjunction with the Company's Annual Report on Form 10-K for the three-month transition period ended December 31, 2002. These financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT's financial position and results of operations. Certain period amounts have been reclassified to conform to the current presentation.

      On June 1, 2001, The CIT Group, Inc. was acquired by a wholly-owned subsidiary of Tyco International Ltd. ("Tyco"), in a purchase business combination recorded under the "push-down" method of accounting, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001. On July 8, 2002, Tyco completed a sale of 100% of CIT's outstanding common stock in an initial public offering ("IPO"). Immediately prior to the offering, CIT was merged with its parent Tyco Capital Holding, Inc. ("TCH"), a company used to acquire CIT. As a result, the historical financial results of TCH are included in the historical consolidated CIT financial statements.

      CIT consolidates entities in which it owns or controls more than fifty percent of the voting shares, unless control is likely to be temporary. Entities that are twenty to fifty percent owned by CIT are included in other assets and presented at the corresponding share of equity plus loans and advances. Entities in which CIT owns less than twenty percent of the voting shares, and over which the Company has no significant influence, are included in other assets at cost, less declines in value that are other than temporary. In accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", Qualifying Special Purpose Entities utilized in securitizations are not consolidated. Interests in securitizations are included in other assets. All significant inter-company transactions have been eliminated.

      Variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including special purpose entities) created after January 1, 2003 are consolidated in the cases where CIT is the primary beneficiary of the entity as defined by Interpretation No. 46 "Consolidation of Variable Interest Entities."

      For guarantees issued or modified subsequent to December 31, 2002, liabilities are recognized at the estimated fair value of the obligation undertaken at the inception of the guarantee.


Note 2 -- Acquisition by Tyco

      The following table summarizes purchase accounting liabilities (pre-tax) related to severance of employees and closing facilities that were recorded in connection with the acquisition by Tyco, as well as utilization during the current quarter ($ in millions):

                                     Severance         Facilities
                               ------------------  ------------------
                                Number of           Number of           Total
                                Employees Reserve  Facilities Reserve  Reserves
                                --------- -------  ---------- -------  --------
Balance at December 31, 2002 ...   240     $17.2       22      $12.4    $ 29.6
First quarter fiscal 2003
  utilization ..................   (47)     (9.3)      --       (2.0)    (11.3)
                                   ---     -----       --      -----    ------
Balance at March 31, 2003 ......   193     $ 7.9       22      $10.4    $ 18.3
                                   ===     =====       ==      =====    ======

                         CIT GROUP INC. AND SUBSIDIARIES

      The reserves remaining at March 31, 2003 relate largely to the restructuring of the European operations. The facility reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining lease terms, generally between 3 and 7 years. Severance reserves also include amounts payable within the next year to individuals who chose to receive payments on a periodic basis.

Note 3 -- Consolidating Financial Statements -- Tyco Capital Holdings (TCH)

      The March 31, 2002 financial statements include the activity of TCH, which was a wholly owned subsidiary of a Tyco affiliate and was the holding company for the acquisition of CIT by Tyco. In its capacity as the acquisition holding company, TCH's activity included an outstanding loan from and related interest expense payable to an affiliate of Tyco. Immediately prior to the IPO of CIT on July 8, 2002, the prior activity of TCH (accumulated net deficit) was eliminated by means of a capital contribution from Tyco. As a result, the consolidated financial statements of CIT were not impacted by TCH subsequent to June 30, 2002.


                                                               For the Quarter Ended
($ in millions)                                                   March 31, 2002
                                                       -----------------------------------
                                                          CIT         TCH     Consolidated
Finance Income .....................................   $ 1,106.7    $    --    $ 1,106.7
Interest expense ...................................       348.3         --        348.3
                                                       ---------    -------    ---------
Net finance income .................................       758.4         --        758.4
                                                       ---------    -------    ---------
Depreciation on operating lease equipment ..........       310.2         --        310.2
                                                       ---------    -------    ---------
Net finance margin .................................       448.2         --        448.2
Provision for credit losses ........................       195.0         --        195.0
                                                       ---------    -------    ---------
Net finance margin after provision for credit losses       253.2         --        253.2
Other revenue ......................................       232.1         --        232.1
                                                       ---------    -------    ---------
Operating margin ...................................       485.3         --        485.3
                                                       ---------    -------    ---------
Salaries and general operating expenses ............       226.9        7.3        234.2
Interest expense -- TCH ............................          --      305.0        305.0
Goodwill impairment ................................     4,512.7         --      4,512.7
                                                       ---------    -------    ---------
Operating expenses .................................     4,739.6      312.3      5,051.9
                                                       ---------    -------    ---------
(Loss) before provision for income taxes ...........    (4,254.3)    (312.3)    (4,566.6)
(Provision) benefit for income taxes ...............       (98.4)      48.0        (50.4)
Minority interest in subsidiary trust holding solely
   debentures of the Company, after tax ............        (2.7)        --         (2.7)
                                                       ---------    -------    ---------
Net (loss) .........................................   $(4,355.4)   $(264.3)   $(4,619.7)
                                                       =========    =======    =========

Note 4 -- Earnings Per Share

      Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the denominator and averaged approximately 17.3 million shares for the three months ended March 31, 2003.

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented for the quarters ended March 31, 2003 and March 31, 2002. The denominator for the quarter ended March 31, 2002 is the number of shares upon completion of the July 2002 IPO ($ in millions, except per share amounts, which are in whole dollars; share balances in thousands):

                         CIT GROUP INC. AND SUBSIDIARIES

                                                       Income        Shares     Per Share
                                                     (Numerator) (Denominator)    Amount
                                                     ----------- -------------    ------
Quarter ended March 31, 2003
Basic:
   Income available to common stockholders ........   $  127.0      211,573      $  0.60
Effect of Dilutive Securities:
   Restricted shares ..............................         --          326           --
   Stock options ..................................         --           --           --
                                                     ---------      -------      -------
Diluted ...........................................   $  127.0      211,899      $  0.60
                                                     =========      =======      =======
Quarter ended March 31, 2002
Basic:
   Income available to common stockholders ........  $(4,619.7)     211,573      $(21.84)
Effect of Dilutive Securities:
   Restricted shares ..............................         --           --           --
   Stock options ..................................         --           --           --
                                                     ---------      -------      -------
Diluted ...........................................  $(4,619.7)     211,573      $(21.84)
                                                     =========      =======      =======

Note 5 -- Derivative Financial Instruments

      The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as hedges of future cash flows at December 31, 2002 and at March 31, 2003 are presented in the following table ($ in millions):

                                        Adjustment of
                                        Fair Value of   Income Tax   Net Unrealized
                                         Derivatives      Effects      Loss (Gain)
                                        -------------   ----------    -------------
Balance at December 31, 2002 .........      $190.8        $(72.5)        $118.3
Changes in values of derivatives
  qualifying as cash flow hedges .....       (39.0)         13.3          (25.7)
                                            ------        ------         ------
Balance at March 31, 2003 ............      $151.8        $(59.2)        $ 92.6
                                            ======        ======         ======

      The unrealized loss as of March 31, 2003, presented in the preceding table, primarily reflects our use of interest rate swaps to convert variable-rate debt to fixed-rate debt, and lower market interest rates. For the three months ended March 31, 2003, the ineffective portion of changes in the fair value of cash flow hedges amounted to $0.4 million and has been recorded as an increase to interest expense. Assuming no change in interest rates, $57.9 million, net of tax, of Accumulated Other Comprehensive Loss is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made. The Accumulated Other Comprehensive Loss (along with the corresponding swap liability) will be adjusted as market interest rates change over the remaining life of the swaps.

      As part of managing the exposure to changes in market interest rates, CIT, as an end-user, enters into various interest rate swap transactions, all of which are transacted in over-the-counter markets with other financial institutions acting as principal counter-parties. We use derivatives for hedging purposes only, and do not enter into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and hedge accounting treatment, derivatives entered into are designated according to a hedge objective against a specific liability, including commercial paper, or a specifically underwritten debt issue. The notional amounts, rates, indices and maturities of our derivatives are required to closely match the related terms of our hedged liabilities. CIT exchanges variable-rate interest on certain debt instruments for fixed-rate amounts. These interest rate swaps are designated as cash flow hedges. We also exchange fixed-rate interest on certain of our debt for variable-rate amounts. These interest rate swaps are designated as fair value hedges.

                         CIT GROUP INC. AND SUBSIDIARIES

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position at March 31, 2003 ($ in millions):


Interest Rate Swaps                 Notional Amount                    Comments
-------------------                 ---------------                    --------
Floating to fixed-rate swaps --                       Effectively converts the  interest rate on an
  cash flow hedges .................   $3,668.5       equivalent amount of commercial paper and
                                                      variable-rate notes to a fixed rate.

Fixed to floating-rate swaps --                       Effectively converts the interest rate on an
  fair value hedges ................    5,332.8       equivalent amount of fixed-rate notes to a
                                       --------       variable rate.
Total interest rate swaps ..........   $9,001.3
                                       ========

      CIT utilizes trusts as part of its ongoing securitization programs. As part of these related activities, the Company enters into hedge transactions with the trusts in order to protect the trust against interest rate risk. CIT insulates its associated risk by entering into offsetting swap transactions with third parties. The net effect is to protect the trust from interest rate risk, while also protecting CIT from interest rate risk. The notional amount of these swaps was $3.9 billion at March 31, 2003.

      CIT also utilizes foreign currency exchange forward contracts to hedge currency risk underlying its net investments in foreign operations and cross currency interest rate swaps to hedge both foreign currency and interest rate risk underlying foreign debt. At March 31, 2003, CIT was party to foreign currency exchange forward contracts with notional amounts totaling $2.7 billion and maturities ranging from 2003 to 2006. CIT was also party to cross currency interest rate swaps with notional amounts totaling $1.4 billion and maturities ranging from 2003 to 2027.

Note 6 -- Business Segment Information

      Selected financial information by business segment, based upon a fixed leverage ratio across business units and the allocation of most corporate expenses is presented below. The business segments' operating margins and net income for the quarter ended March 31, 2003 included the allocation (from Corporate and Other) of additional borrowing costs stemming from the 2002 disruption to the Company's funding base and enhanced liquidity levels. These additional costs were significantly higher in 2003. The additional borrowing and liquidity costs were included in Corporate and Other in 2002. Corporate and Other also included the 2002 non-cash goodwill impairment charge.

      During the quarter ended March 31, 2003, in order to better align competencies, we transferred certain small business loans and leases, including the small business lending unit, totaling $1,078.6 million from Equipment Financing and Leasing to Specialty Finance. Prior periods have not been restated to conform to this current presentation ($ in millions).

                                Equipment                                                 Corporate
                                Financing  Specialty  Commercial  Structured    Total        and
                               and Leasing  Finance     Finance     Finance   Segments      Other   Consolidated
                               -----------  -------     -------     -------   --------      -----   ------------
At and for the quarter
   ended March 31, 2003
Operating margin ...........   $    69.1   $   190.5   $  129.9    $   28.3   $   417.8   $   28.4   $   446.2
Income taxes ...............        11.7        33.4       34.6         7.8        87.5       (4.6)       82.9
Net income (loss) ..........        18.4        52.2       54.1        12.2       136.9       (9.9)      127.0
Total financing and
   leasing assets ..........    13,124.9    11,925.8    8,682.7     3,359.9    37,093.3         --    37,093.3
Total managed assets .......    17,102.1    18,336.3    8,682.7     3,359.9    47,481.0         --    47,481.0

At and for the quarter
   ended March 31, 2002
Operating margin ...........   $   149.5   $   256.1   $  115.0    $   33.3   $   553.9  $   (68.6)  $   485.3
Income taxes ...............        31.9        61.2       30.8         9.2       133.1      (82.7)       50.4
Net income (loss) ..........        62.6       100.0       46.2        16.4       225.2   (4,844.9)   (4,619.7)
Total financing and
   leasing assets ..........    15,489.2    10,937.4    4,436.7     3,035.7    33,899.0         --    33,899.0
Total managed assets .......    19,241.7    17,941.3    7,869.1     3,035.7    48,087.8         --    48,087.8

                         CIT GROUP INC. AND SUBSIDIARIES

Note 7 -- Concentrations

      The following table presents the geographic and industry compositions of financing and leasing portfolio assets, based on the location and industry of the customer, at March 31, 2003 and December 31, 2002 ($ in millions):

                                     At March 31, 2003     At December 31, 2002
                                   ---------------------  ----------------------
                                     Amount      Percent    Amount      Percent
                                     ------      -------    ------      -------
North America:
   Northeast .................     $ 7,871.8      21.2%   $ 7,833.8      21.8%
   West ......................       6,531.7      17.6      6,223.8      17.4
   Midwest ...................       6,128.7      16.5      5,748.3      16.0
   Southeast .................       5,193.5      14.0      4,946.8      13.8
   Southwest .................       3,826.4      10.3      3,691.9      10.3
   Canada ....................       1,846.5       5.0      1,804.9       5.0
                                   ---------     -----    ---------     -----
Total North America ..........      31,398.6      84.6     30,249.5      84.3
Other foreign ................       5,694.7      15.4      5,625.2      15.7
                                   ---------     -----    ---------     -----
   Total .....................     $37,093.3     100.0%   $35,874.7     100.0%
                                   =========     =====    =========     =====

                                      At March 31, 2003    At December 31, 2002
                                     -------------------  ----------------------
                                     Amount      Percent    Amount      Percent
                                     ------      -------    ------      -------
Manufacturing(1) (no industry
  greater than 2.9%) .........     $ 7,231.0      19.5%   $ 7,114.3      19.8%
Commercial Airlines (including
  regional airlines)..........       4,555.1      12.3      4,570.3      12.7
Retail(2) ....................       4,353.6      11.7      4,053.6      11.3
Transportation(4) ............       2,675.6       7.2      2,703.9       7.5
Consumer based lending --
  non-real estate(3) .........       2,541.5       6.9      2,435.0       6.8
Consumer based lending --
  home mortgage ..............       1,601.3       4.3      1,292.7       3.6
Service industries ...........       1,921.6       5.2      1,571.1       4.4
Communications(5) ............       1,660.3       4.5      1,662.6       4.6
Construction equipment .......       1,613.2       4.3      1,712.7       4.8
Wholesaling ..................       1,320.5       3.6      1,305.2       3.6
Automotive services ..........       1,170.5       3.2      1,138.8       3.2
Other (no industry greater
  than 3.0%)(6) ..............       6,449.1      17.3      6,314.5      17.7
                                   ---------     -----    ---------     -----
   Total .....................     $37,093.3     100.0%   $35,874.7     100.0%
                                   =========     =====    =========     =====
--------------------------------------------------------------------------------
(1) Includes manufacturers of textiles and apparel, industrial machinery and equipment, electrical and electronic equipment and other industries.

(2)   Includes retailers of apparel (4.9%) and general merchandise (3.1%).

(3) Includes receivables from consumers for products in various industries such as manufactured housing, recreational vehicles and marine and computers and related equipment.

(4)   Includes rail, over-the-road trucking industries and business aircraft.

(5) Includes $655.3 million and $685.8 million of telecommunication related assets at March 31, 2003 and December 31, 2002, respectively.

(6) Included in "Other" above are financing and leasing assets in the energy, power and utilities sectors, which totaled $822.1 million, or 2.2% of total financing and leasing assets at March 31, 2003. This amount includes approximately $575 million in project financing and $204 million in rail cars on lease.

Note 8 -- Accounting Change -- Goodwill

      The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the Company adopted SFAS No. 142, under which goodwill is no longer

                         CIT GROUP INC. AND SUBSIDIARIES
amortized but instead is assessed for impairment at least annually. As part of the adoption, the Company allocated its existing goodwill to each of its reporting units as of October 1, 2001. Under the transition provisions of SFAS No. 142, there was no goodwill impairment as of October 1, 2001.

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

      There were no changes to the carrying value of goodwill during the quarter ended March 31, 2003.


Note 9 -- Accumulated Other Comprehensive Loss

      The following table details the March 31, 2003 and December 31, 2002 components of accumulated other comprehensive loss, net of tax ($ in millions):

                                                      March 31,     December 31,
                                                        2003            2002
                                                      ---------     ------------
Changes in fair values of derivatives
  qualifying as cash flow hedges ..................   $ (92.6)       $(118.3)
Foreign currency translation adjustments ..........     (66.6)         (75.6)
Minimum pension liability adjustments .............     (20.5)         (20.5)
Unrealized gain on equity and securitization
  investments .....................................       2.5           13.7
                                                      -------        -------
   Total accumulated other comprehensive loss .....   $(177.2)       $(200.7)
                                                      =======        =======

                         CIT GROUP INC. AND SUBSIDIARIES

Note 10 -- Summarized Financial Information of Subsidiaries

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


                                             CIT                    CIT
             CONSOLIDATING                  Group      Capita     Holdings     Other
            BALANCE SHEETS                   Inc.   Corporation     LLC     Subsidiaries Eliminations    Total
            --------------                   ----   -----------     ---     ------------ ------------    -----
March 31, 2003

ASSETS
Net finance receivables ...............  $   625.1    $3,656.0    $  919.7    $22,696.8   $       --   $27,897.6
Operating lease equipment, net ........         --       686.9       160.0      5,984.5           --     6,831.4
Assets held for sale ..................         --        60.4       138.9      1,073.7           --     1,273.0
Cash and cash equivalents .............    1,416.6       288.5        72.1        248.2           --     2,025.4
Other assets ..........................    6,533.9       211.7       449.5      3,023.3     (4,996.6)    5,221.8
                                         ---------    --------    --------    ---------    ---------   ---------
   Total Assets .......................  $ 8,575.6    $4,903.5    $1,740.2    $33,026.5    $(4,996.6)  $43,249.2
                                         =========    ========    ========    =========    =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ..................................  $28,849.8    $1,799.3    $1,867.8    $    34.9    $      --   $32,551.8
Credit balances of factoring clients            --          --          --      2,437.9           --     2,437.9
Other liabilities .....................  (25,270.8)    2,527.3      (923.3)    26,672.9           --     3,006.1
                                         ---------    --------    --------    ---------    ---------   ---------
   Total Liabilities ..................    3,579.0     4,326.6       944.5     29,145.7           --    37,995.8
Preferred securities ..................         --          --          --        256.8           --       256.8
Equity ................................    4,996.6       576.9       795.7      3,624.0     (4,996.6)    4,996.6
                                         ---------    --------    --------    ---------    ---------   ---------
   Total Liabilities and
   Stockholders' Equity ...............  $ 8,575.6    $4,903.5    $1,740.2    $33,026.5    $(4,996.6)  $43,249.2
                                         =========    ========    ========    =========    =========   =========
December 31, 2002

ASSETS
Net finance receivables ...............    $ 633.5    $3,541.4     $ 935.7    $21,749.9    $      --   $26,860.5
Operating lease equipment, net ........         --       734.6       157.1      5,812.9           --     6,704.6
Assets held for sale ..................         --       159.1        62.8        991.5           --     1,213.4
Cash and cash equivalents .............    1,310.9       231.1       293.7        200.9           --     2,036.6
Other assets ..........................    6,532.9       283.3       391.6      2,780.2     (4,870.7)    5,117.3
                                         ---------    --------    --------    ---------    ---------   ---------
   Total Assets .......................  $ 8,477.3    $4,949.5    $1,840.9    $31,535.4    $(4,870.7)  $41,932.4
                                         =========    ========    ========    =========    =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ..................................  $27,760.7    $1,815.7    $2,116.8      $ (11.9)   $      --   $31,681.3
Credit balances of factoring clients            --          --          --      2,270.0           --     2,270.0
Other liabilities .....................  (24,154.1)    2,551.5    (1,396.1)    25,851.9           --     2,853.2
                                         ---------    --------    --------    ---------    ---------   ---------
   Total Liabilities ..................    3,606.6     4,367.2       720.7     28,110.0           --    36,804.5
Preferred securities                            --          --          --        257.2           --       257.2
Equity ................................    4,870.7       582.3     1,120.2      3,168.2     (4,870.7)    4,870.7
                                         ---------    --------    --------    ---------    ---------   ---------
   Total Liabilities and
   Stockholders' Equity ...............  $ 8,477.3    $4,949.5    $1,840.9    $31,535.4    $(4,870.7)  $41,932.4
                                         =========    ========    ========    =========    =========   =========

                         CIT GROUP INC. AND SUBSIDIARIES


                                             CIT                    CIT
                 CONSOLIDATING             Group       Capita     Holdings    Other
              STATEMENTS OF INCOME          Inc.     Corporation     LLC   Subsidiaries  Eliminations   Total
              --------------------          ----     -----------     ---   ------------  ------------   -----
Quarter Ended
   March 31, 2003

Finance income ........................  $    29.7      $202.6       $48.5     $658.4      $    --   $   939.2
Interest expense ......................       13.7        88.9        (2.7)     246.8           --       346.7
                                         ---------      ------       -----     ------      -------   ---------
Net finance income ....................       16.0       113.7        51.2      411.6           --       592.5
Depreciation on operating
   lease equipment ....................         --        98.2        20.1      160.5           --       278.8
                                         ---------      ------       -----     ------      -------   ---------
Net finance margin ....................       16.0        15.5        31.1      251.1           --       313.7
Provision for credit losses ...........       12.7        13.3         2.7       74.3           --       103.0
                                         ---------      ------       -----     ------      -------   ---------
Net finance margin, after provision
   for credit losses ..................        3.3         2.2        28.4      176.8           --       210.7
Equity in net income of subsidiaries ..      125.8          --          --         --       (125.8)         --
Other revenue .........................        0.6        34.0        21.1      179.8           --       235.5
                                         ---------      ------       -----     ------      -------   ---------
Operating margin ......................      129.7        36.2        49.5      356.6       (125.8)      446.2
Operating expenses ....................       (1.9)       40.1        40.0      155.4           --       233.6
                                         ---------      ------       -----     ------      -------   ---------
Income (loss) before provision
   for income taxes ...................      131.6        (3.9)        9.5      201.2       (125.8)      212.6
Provision for income taxes ............        4.6        11.6         7.5       59.2           --        82.9
Minority interest, after tax ..........         --          --          --       (2.7)          --        (2.7)
                                         ---------      ------       -----     ------      -------   ---------
Net income (loss) .....................  $   127.0      $(15.5)      $ 2.0     $139.3      $(125.8)  $   127.0
                                         =========      ======       =====     ======      =======   =========
Quarter Ended
   March 31, 2002

Finance income ........................  $    58.8      $259.3       $61.6     $727.0      $    --   $ 1,106.7
Interest expense ......................      (57.9)      128.4        (4.0)     281.8           --       348.3
                                         ---------      ------       -----     ------      -------   ---------
Net finance income ....................      116.7       130.9        65.6      445.2           --       758.4
Depreciation on operating
   lease equipment ....................         --       122.3        26.0      161.9           --       310.2
                                         ---------      ------       -----     ------      -------   ---------
Net finance margin ....................      116.7         8.6        39.6      283.3           --       448.2
Provision for credit losses ...........       13.3       111.9         2.3       67.5           --       195.0
                                         ---------      ------       -----     ------      -------   ---------
Net finance margin, after provision
   for credit losses ..................      103.4      (103.3)       37.3      215.8           --       253.2
Equity in net income of subsidiaries ..     (159.2)         --          --         --        159.2          --
Other revenue .........................        2.2        26.9        20.0      183.0           --       232.1
                                         ---------      ------       -----     ------      -------   ---------
Operating margin ......................      (53.6)      (76.4)       57.3      398.8        159.2       485.3
Operating expenses ....................    4,528.7        40.6        19.4      463.2           --     5,051.9
                                         ---------      ------       -----     ------      -------   ---------
(Loss) income before provision for
   income taxes .......................   (4,582.3)     (117.0)       37.9      (64.4)       159.2    (4,566.6)
(Benefit) provision for income taxes ..       37.4       (41.5)       23.0       31.5           --        50.4
Minority interest, after tax ..........         --          --          --       (2.7)          --        (2.7)
                                         ---------      ------       -----     ------      -------   ---------
Net (loss) income .....................  $(4,619.7)     $(75.5)      $14.9     $(98.6)     $ 159.2   $(4,619.7)
                                         =========      ======       =====     ======      =======   =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                             CIT                    CIT
                   CONSOLIDATING            Group      Capita     Holdings       Other
              STATEMENT OF CASH FLOWS       Inc.     Corporation    LLC      Subsidiaries Eliminations   Total
              -----------------------       -----    -----------    ---      ------------ ------------   -----
Quarter Ended
   March 31, 2003

Cash Flows From
   Operating Activities:
Net cash flows provided by (used for)
   operations ..........................   $ 518.2      $517.0     $ (44.4)     $ (522.1)     $    --     $ 468.7
                                          --------      ------     -------       -------      -------    --------
Cash Flows From
   Investing Activities:
Net decrease in financing and
   leasing assets ......................      (3.9)      (76.4)      (78.9)     (1,126.2)          --    (1,285.4)
Decrease in inter-company loans
   and investments .....................  (1,497.7)         --          --            --      1,497.7          --
Other ..................................        --          --          --         (41.4)          --       (41.4)
                                          --------      ------     -------       -------      -------    --------
Net cash flows (used for)
   investing activities ................  (1,501.6)      (76.4)      (78.9)     (1,167.6)     1,497.7    (1,326.8)
                                          --------      ------     -------       -------      -------    --------
Cash Flows From
   Financing Activities:
Net increase (decrease) in debt ........   1,089.1       (16.4)     (249.0)         18.6           --       842.3
Inter-company financing ................        --      (366.8)      150.7       1,713.8     (1,497.7)         --
Cash dividends paid ....................        --          --          --         (25.4)          --       (25.4)
                                          --------      ------     -------       -------      -------    --------
Net cash flows provided by
   (used for) financing activities .....   1,089.1      (383.2)      (98.3)      1,707.0     (1,497.7)      816.9
                                          --------      ------     -------       -------      -------    --------
Net increase (decrease) in cash and
   cash equivalents ....................     105.7        57.4      (221.6)         17.3           --       (41.2)
Exchange rate impact on cash . .........        --          --          --          30.0           --        30.0
Cash and cash equivalents,
   beginning of period .................   1,310.9       231.1       293.7         200.9           --     2,036.6
                                          --------      ------     -------       -------      -------    --------
Cash and cash equivalents,
   end of period .......................  $1,416.6      $288.5      $ 72.1       $ 248.2      $    --    $2,025.4
                                          ========      ======      ======       =======      =======    ========

                         CIT GROUP INC. AND SUBSIDIARIES

                                            CIT                      CIT
                  CONSOLIDATING           Group        Capita     Holdings     Other
             STATEMENT OF CASH FLOWS       Inc.      Corporation    LLC     Subsidiaries  Eliminations   Total
             -----------------------       ----      -----------    ---     ------------  ------------   -----
Quarter Ended
   March 31, 2002

Cash Flows From
   Operating Activities:
Net cash flows provided by (used for)
   operations ..........................  $  176.4      $ 60.1      $(34.0)      $ 42.5        $  --    $  245.0
                                          --------      ------      ------       ------        -----    --------
Cash Flows From
   Investing Activities:
Net increase in financing and
   leasing assets ......................     147.9       183.1        56.9        416.0           --       803.9
Decrease in inter-company loans
   and investments .....................     394.1          --          --           --       (394.1)         --
Other ..................................        --          --          --        (19.1)          --       (19.1)
                                          --------      ------      ------       ------        -----    --------
Net cash flows provided by
   (used for) investing activities .....     542.0       183.1        56.9        396.9       (394.1)      784.8
                                          --------      ------      ------       ------        -----    --------
Cash Flows From
   Financing Activities:
Net increase (decrease) in debt ........     320.7      (585.3)      192.8          0.4           --       (71.4)
Inter-company financing ................        --       326.8       (98.1)      (622.8)       394.1          --
Cash dividends paid ....................        --          --          --           --           --          --
                                          --------      ------      ------       ------        -----    --------
Net cash flows provided by
   (used for) financing activities .....     320.7      (258.5)       94.7       (622.4)       394.1       (71.4)
                                          --------      ------      ------       ------        -----    --------
Net increase (decrease) in cash and
   cash equivalents ....................   1,039.1       (15.3)      117.6       (183.0)          --       958.4
Exchange rate impact on cash . .........        --          --          --         (2.1)          --        (2.1)
Cash and cash equivalents,
   beginning of period .................     833.4       145.1       110.6        212.4           --     1,301.5
                                          --------      ------      ------       ------        -----    --------
Cash and cash equivalents,
   end of period .......................  $1,872.5      $129.8      $228.2       $ 27.3        $  --    $2,257.8
                                          ========      ======      ======       ======        =====    ========

Note 11 -- Related Party Transactions

      On September 30, 2001, CIT sold at net book value certain international subsidiaries to a non-U.S. subsidiary of Tyco. As a result of this sale, there were receivables from affiliates totaling $1,440.9 million, representing the debt investment in these subsidiaries. CIT charged arms length, market-based interest rates on these receivables, and recorded $19.0 million of interest income, as an offset to interest expense, related to those notes for the quarter ended December 31, 2001. A note receivable issued at the time of this transaction of approximately $295 million was collected. Following Tyco's announcement on January 22, 2002 that it planned to separate into four independent, publicly traded companies, CIT repurchased at net book value the international subsidiaries on February 11, 2002. In conjunction with this repurchase, the receivables from affiliates of $1,588.1 million at December 31, 2001 was satisfied.

      As of March 31, 2002, certain subsidiaries of Tyco sold receivables totaling $360 million to CIT in a factoring transaction. CIT has continued to purchase receivables from Tyco in similar factoring transactions through March 31, 2003 on an arms-length basis.

      While CIT was an indirect subsidiary of Tyco, certain of CIT's expenses, such as third party consulting and legal fees, were paid by Tyco and billed to CIT. The payables were satisfied in conjunction with the July 2002 IPO.

                         CIT GROUP INC. AND SUBSIDIARIES

      CIT is a partner with Dell Computer Corporation ("Dell") in Dell Financial Services L.P. ("DFS"), a joint venture that offers Dell customers financing services. The joint venture provides Dell with financing and leasing capabilities that are complementary to its product offerings and provides CIT with a steady source of new financings. CIT acquired this relationship in November 1999, and the current agreement extends until October 2005. CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has recourse back to DFS on defaulted contracts. In accordance with the joint venture agreement, net income generated by DFS is allocated 70% to Dell and 30% to CIT, after CIT has recovered any cumulative losses. The DFS board of directors voting representation is evenly split among CIT, Dell and an independent third party. Any losses generated by DFS are allocated to CIT. DFS is not consolidated in CIT's financial statements and is accounted for under the equity method. At March 31, 2003, financing and leasing assets originated by DFS and purchased by CIT (included in the CIT Consolidated Balance Sheet) were $2.0 billion and securitized assets were $1.5 billion. In addition to the owned and securitized assets acquired from DFS, CIT's maximum exposure to loss with respect to activities of the joint venture is approximately $290 million pretax at March 31, 2003, which is comprised of the investment in and loans to the joint venture.

      CIT also has a joint venture arrangement with Snap-on Incorporated ("Snap-on") that has a similar business purpose and model to the DFS arrangement described above, including credit recourse on defaulted receivables. CIT acquired this relationship in November 1999. The agreement with Snap-on extends until January 2007. CIT and Snap-on have 50% ownership interests, 50% board of directors' representation and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT's financial statements. As of March 31, 2003, the related financing and leasing assets and securitized assets were $1.0 billion and $0.1 billion, respectively. In addition to the owned and securitized assets purchased from the Snap-on joint venture, CIT's maximum exposure to loss with respect to activities of the joint venture is approximately $15 million pretax at March 31, 2003, which is comprised of the investment in and loans to the joint venture.

      Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce in an entity that is engaged in asset-based lending in Canada. Both CIT and the Bank have a 50% ownership interest in the joint venture and share income and losses equally. This entity is not consolidated in CIT's financial statements and is accounted for under the equity method. As of March 31, 2003, CIT's maximum exposure to loss with respect to activities of the joint venture is $92 million pretax, which is comprised of the investment in and loans to the joint venture.

      CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT's interests in certain of these entities were acquired by CIT in November 1999, with others entered into in the normal course of business subsequently. At March 31, 2003, other assets included $46.5 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods. This investment is CIT's maximum exposure to loss with respect to these interests as of March 31, 2003.

Note 12 -- Commitments and Contingencies

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

                         CIT GROUP INC. AND SUBSIDIARIES

      Guarantees are issued primarily in conjunction with CIT's factoring product, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. The receivables are not purchased unless the customer in unable to pay.

      As of March 31, 2003, there were no outstanding liabilities for the fair values relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

      The accompanying table summarizes the contractual amounts of credit-related commitments. The reduction in guarantees outstanding from
December 31, 2002 reflects the transition to on-balance sheet factoring products, which are included in credit balances of factoring clients in the CIT consolidated balance sheet. ($ in millions).

                                                                                            At
                                                           At March 31,                December 31,
                                                               2003                        2002
                                                ------------------------------------   ------------
                                                    Due to Expire
                                                ---------------------
                                                 Within        After        Total          Total
                                                One Year     One Year    Outstanding    Outstanding
                                                ---------    --------    -----------    -----------
Unused commitments to extend credit:
  Financing and leasing assets ...............  $3,160.2      $412.2      $3,572.4       $3,618.9
Letters of credit and acceptances:
  Standby letters of credit ..................     520.0         4.7         524.7          519.8
  Other letters of credit ....................     557.7          --         557.7          583.3
  Acceptances ................................       5.7          --           5.7            5.6
Guarantees ...................................      81.7          --          81.7          745.8
Venture capital fund commitments .............        --       158.1         158.1          164.9

      As of March 31, 2003, commitments to purchase commercial aircraft from both Airbus Industrie and The Boeing Company totaled 75 units through 2007 at an approximate value of $3.6 billion as detailed below ($ in billions):

Calendar Year:                                             Amount       Number
-------------                                              -------      -------

2003 ....................................................   $0.7           17
2004 ....................................................    0.8           17
2005 ....................................................    1.3           27
2006 ....................................................    0.7           13
2007 ....................................................    0.1            1
                                                            ----           --
Total ...................................................   $3.6           75
                                                            ====           ==

      The order amounts are based on current appraised values in 2002 base dollars and exclude CIT's options to purchase additional aircraft. Eleven of the 2003 units and two of the 2004 units have lessees in place.

      Outstanding commitments to purchase equipment, other than the aircraft detailed above, totaled $280.6 million at March 31, 2003. In addition, CIT is party to a railcar sale-leaseback transaction under which it is obligated to pay a remaining total of $495 million, approximately $28 million per year through 2010 and declining thereafter through 2024, which is more than offset by CIT's re-lease of the assets, contingent on its ability to maintain railcar usage.

      CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 10 -- Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions, which are guaranteed by CIT and included in the consolidated financial statements. These transactions are generally used by CIT's subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies. In addition, CIT has guaranteed, on behalf of certain non-consolidated subsidiaries, $8 million of third party debt, which is not reflected in the consolidated balance sheet at March 31, 2003.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 13 -- Legal Proceedings

      On April 10, 2003, a putative class action lawsuit, asserting claims under the Securities Act of 1933, was filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and its Chief Financial Officer. The lawsuit contains allegations that the registration statement and prospectus prepared and filed in connection with the IPO were materially false and misleading, principally with respect to the adequacy of CIT's telecommunications-related loan loss reserves at the time. The lawsuit purports to be brought on behalf of all those who purchased CIT common stock in or traceable to the IPO, and seeks, among other relief, unspecified damages or rescission for those alleged class members who still hold CIT stock and unspecified damages for other alleged class members. Additional similar lawsuits have also been filed, including, in one case, as defendants, some of the underwriters and former directors of CIT. CIT believes that the allegations in each of these actions are without merit and that its disclosures were proper, complete and accurate. CIT intends to vigorously defend itself against these actions.

      In addition, in the ordinary course of business, there are various legal proceedings pending against CIT. Management believes that the aggregate liabilities, if any, arising from such actions, including the class action suit above, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of CIT.


Note 14 -- Accounting for Stock-based Compensation Plans

      CIT has elected to apply Accounting Principles Board Opinion 25 (APB 25) rather than the optional provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) in accounting for its stock-based compensation plans. Under APB 25, CIT does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table presents the pro forma information required by SFAS 123 as if CIT had accounted for stock options granted under the fair value method of SFAS 123 ($ in millions, except per share data):

                                                        Quarters Ended March 31,
                                                        ------------------------
                                                           2003         2002
                                                         -------     ---------
Net income as reported ................................   $127.0     $(4,619.7)
Stock-based compensation expense -- fair
  value method ........................................     (6.7)           --
                                                          ------      --------
Pro forma net income ..................................   $120.3     $(4,619.7)
                                                          ======     =========
Basic earnings per share as reported ..................   $ 0.60     $  (21.84)
                                                          ======     =========
Basic earnings per share pro forma ....................   $ 0.57     $  (21.84)
                                                          ======     =========
Diluted earnings per share as reported ................   $ 0.60     $  (21.84)
                                                          ======     =========
Diluted earnings per share pro forma ..................   $ 0.57     $  (21.84)
                                                          ======     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

Overview

      The accompanying Consolidated Financial Statements include our consolidated accounts. On July 8, 2002, our former parent, Tyco, completed a sale of 100% of CIT's outstanding common stock in the IPO. Immediately prior to the offering, our predecessor, CIT Group Inc., a Nevada corporation, was merged with and into its parent, TCH, a Nevada corporation, and that combined entity was further merged with and into CIT Group Inc. (Del), a Delaware corporation. In connection with the reorganization, CIT Group Inc. (Del) was renamed CIT Group Inc. As a result of the reorganization, CIT is the successor to CIT Group Inc. (Nevada)'s business, operations and obligations. Accordingly, the financial results of TCH are included in the consolidated CIT financial statements.

      Prior to the IPO of CIT on July 8, 2002, the activity of TCH consisted primarily of interest expense to an affiliate of Tyco, and the TCH accumulated net deficit was relieved via a capital contribution from Tyco. The activity of TCH consisted primarily of interest expense to an affiliate of Tyco during the period from June 1, 2001 to June 30, 2002. TCH had no operations subsequent to June 30, 2002. Although the financial statements and notes thereto include the activity of TCH in conformity with accounting principles generally accepted in the U.S., management believes that it is most meaningful to discuss our financial results excluding TCH, due to its temporary status as a Tyco acquisition company with respect to CIT. Therefore, throughout this section, in order to provide comparability with current quarter and prospective results, prior period comparisons exclude the results of TCH. Consolidating income statements for CIT, TCH and CIT consolidated for the quarter ended March 31, 2002 are displayed in Item 1. Consolidating Financial Statements and Supplementary Data, Note 3.

      Following the acquisition by Tyco, we changed our fiscal year end from December 31 to September 30, to conform to Tyco's fiscal year end. On November 5, 2002, the CIT Board of Directors approved the return to a calendar year end effective December 31, 2002. As a result, the quarter ended March 31, 2003 constitutes the first quarter of our calendar 2003 results.

Key Business Initiatives and Trends

      In late 2000, we initiated our plan to sell or liquidate approximately $4.5 billion of lower return non-strategic assets. This followed the integration of a 1999 acquisition, which significantly increased our size, broadened our asset and product base and established our substantial international reach. Further, management set forth its plan to strengthen its capital ratios.

      In mid-2001, this initiative was broadened and accelerated because the June 2001 acquisition by Tyco provided additional capital and support in this regard. Management also initiated further business line consolidation and operating expense cost reductions both in the corporate staff areas and in the business units. In early to mid-2001, the e-commerce and telecommunications industry downturns in the economy became evident. In light of this downturn, we recognized impairment charges against earnings prior to the Tyco acquisition, including equity interests related to e-commerce and telecommunications.

      The targeted non-strategic business lines and products were sold or placed in liquidation status, and we ceased originating new business in these areas. Severance and other costs associated with these initiatives were identified in plans that were approved by senior management. These costs plus any adjustments to reduce the carrying values of the targeted assets to fair value were provided for primarily through purchase accounting (Tyco's acquisition of CIT, with the purchase accounting adjustments "pushed-down" to CIT financials). In support of these initiatives, Tyco provided nearly $900 million of additional capital to CIT from June through December of 2001. We also decided to cease making new venture capital investments and to run-off our existing venture capital portfolio.

      The balance of each of these non-strategic/liquidating portfolios are presented in the following table ($ in millions):


                                          Balance Outstanding at   Balance Outstanding at
              Portfolio                      March 31, 2003(1)      December 31, 2002(1)
              --------                     ---------------------    --------------------
Manufactured housing ...................          $  613                  $  624
Franchise finance ......................             316                     322
Owner-operator trucking ................             184                     218
Recreational marine ....................             114                     123
Recreational vehicle ...................              51                      34
Wholesale inventory finance ............               4                      18
                                                  ------                  ------
  Sub total -- liquidating portfolios ..           1,282                   1,339
Venture capital ........................             334                     335
                                                  ------                  ------
  Total ................................          $1,616                  $1,674
                                                  ======                  ======

--------------------------------------------------------------------------------
(1) On-balance sheet financing and leasing assets.

      In early 2002, Tyco announced its break-up plan and intent to sell its interest in CIT. Subsequent developments at Tyco prior to the separation of CIT resulted in credit rating downgrades of Tyco and similar but more limited actions for CIT. These rating actions caused significant disruption to our historical funding base. As a result, the Company's access to the commercial paper market was hindered, and the Company drew down on its existing backup lines of credit to meet its financing requirements. Consequently, management focused primarily on liquidity and capital as opposed to growth and profitability. As a result of this focus, senior management met regularly to discuss such topics as daily cash flow, forecasts and funding needs, prioritization of liquidity to existing customers and tempering acquisition and portfolio purchases. Significant initiatives were undertaken to fortify the Company's liquidity position, to address bondholder protections, to re-access the commercial paper and term debt markets and to strengthen our balance sheet. The steps taken are outlined below.

      In February 2002, we amended our bond indentures to prohibit or restrict transactions with Tyco for as long as CIT was owned by Tyco. We also completed a $1.2 billion conduit financing backed by trade accounts receivable in order to broaden funding access and repay term debt at the scheduled maturities. In March 2002, we completed a $1.0 billion securitization facility backed by home equity loans to further broaden funding access. In April 2002, we completed a $2.5 billion unsecured debt offering comprised of $1.25 billion of 7.375% senior notes due in April 2007, and $1.25 billion of 7.75% senior notes due in April 2012. In May 2002, we executed a $1.1 billion public asset backed transaction, secured by equipment collateral. In June 2002, we renewed our existing $3 billion equipment conduit facility and increased the facility size to $3.5 billion. Also in June 2002, we executed a $1 billion public asset backed transaction, secured by home equity assets.

      In July 2002, Tyco sold its entire investment in CIT in our IPO, with the proceeds paid to our former parent. CIT received approximately $250 million of additional capital shortly following the IPO, which enhanced our capital base, as the underwriters elected to exercise a portion of their over-allotment or "green shoe" option.

      Immediately following the IPO and complete separation from Tyco, debt credit ratings were upgraded by Standard & Poor's and Fitch. Shortly thereafter, the Company commenced repayment of its drawn bank facilities, which facilitated our re-entrance into the commercial paper markets. We re-launched our commercial paper program, and achieved significant outstandings at market pricing levels. We continued to pay down existing credit facilities, maintaining backstop liquidity to fully cover all outstanding commercial paper.

      We demonstrated successful access to the term debt markets as well. Since the IPO, we have issued an aggregate $8.4 billion in term debt in the institutional debt markets, comprised of $4.7 billion in fixed-rate debt and $3.7 billion in floating-rate debt. These totals include $1.5 billion issued through a retail note program, which was initiated in October 2002. The weighted average rate on the fixed rate issuance has been lower than the weighted average rate of our outstanding debt portfolio due to lower index rates, but the borrowing spreads are higher than comparable borrowing spreads prior to the onset of events surrounding our separation from Tyco.

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

      As management was executing its plan to dispose of targeted assets while improving liquidity and capital, the U.S. and world economies slowed drastically. The slowing economy dampened demand for new borrowings, which was reflected in lower loan origination levels. In conjunction with our emphasis on liquidating or selling targeted assets, and securitizing higher levels of assets to meet liquidity needs, our on-balance sheet assets decreased, which in turn led to lower levels of net interest margin.

      As the economy continued its slowdown, market interest rates continued to decline in line with the various rate-easing moves effected by the Federal Reserve Bank. However, given the weak economy and the difficult atmosphere created by numerous corporate bankruptcies and financial reporting irregularities, corporate bond quality spreads increased, or "widened out", leading to increased borrowing costs relative to U.S. Treasury securities and various floating rate indices for most corporate borrowers, including CIT.

      The following table summarizes the trend in our quality spreads (interest rate cost over U.S. Treasury rates) in relation to 5-year treasuries. Amounts are in basis points and represent the average spread during the period ended:

                            March 31,  December 31,   September 30,  September 30,   December 31,
                              2003         2002           2002           2001            2000
                            ---------  ------------   ------------   ------------    ------------
Average spread over
  U.S. Treasuries ........     215          302            313            147             154

      The average spread over U.S. Treasuries for the month of April 2003 improved to 196 basis points. On May 8, 2003, we issued $500 million of 5-year senior notes at 138 basis points over U.S. Treasuries, a significant improvement from prior period spread levels.

      The poor economy also resulted in worsening borrower performance and a decline in equipment values, leading to higher loss frequency and severity, which lowered earnings. In response to increasing past due and non-performing loan levels, management increased our balance sheet reserve for credit losses, even as portfolio asset levels continued to decline. Our exposures to telecommunications and Argentina were evaluated, with specific reserving actions taken in the year ended September 30, 2002. These reserves were added to the balance sheet reserve for credit losses and are separately identified and tracked in relationship to the performance of the corresponding portfolios. These reserving actions were consistent with our focus to strengthen our balance sheet. While charge-offs remained high during the three months ended March 31, 2003, the levels of delinquencies and non-performing assets, which we consider to be leading indicators of possible future charge-off activity, have improved in the last two consecutive quarters.

      Management's principal focus continues to be on improving the credit quality of our portfolio, lowering our borrowing spreads to decrease our cost of funds, increasing new business origination volumes and prudently seeking opportunities to grow our earning assets, while maintaining our expense discipline.

Income Statement and Balance Sheet Analysis in Relation to Prior Year

      The following table summarizes the impact of various items for the respective reporting periods that affect the comparability of our financial results under accounting principles generally accepted in the U.S. ("GAAP"). We are presenting these items as a supplement to the GAAP results to facilitate the comparability of results between periods. The adoption of Statement of Financial Accounting Standards No. ("SFAS") 142, "Goodwill and Other Intangible Assets" eliminated goodwill amortization and introduced goodwill impairment charges. The impairment charge in the March 31, 2002 quarter was a non-cash charge and did not impact our tangible capital.

The TCH results relate to a Tyco acquisition company that had temporary status with respect to Tyco's acquisition of CIT. For these reasons, we believe that this table, in addition to the GAAP results, aids in the analysis of the significant trends in our business over the periods presented ($ in millions):

                                                           Quarters Ended
                                                              March 31,
                                                       ---------------------
                                                        2003           2002
                                                       -----           -----
Net income (loss)-- GAAP basis ....................    $127.0        $(4,619.7)
Charges included in net income (loss):
   Goodwill impairment ............................        --          4,512.7
   TCH losses .....................................        --            264.3
                                                       ------        ---------
Net income -- before charges ......................    $127.0        $   157.3
                                                       ======        =========

      The reduction in net income for the three months ended March 31, 2003 from the prior year quarter resulted from the combination of lower interest margin due to a lower asset base, higher borrowing costs, as well as higher charge-offs.

      Managed assets totaled $47.5 billion at March 31, 2003, versus $46.4 billion at December 31, 2002 and $48.1 billion at March 31, 2002. Financing and leasing portfolio assets totaled $37.1 billion at March 31, 2003, versus $35.9 billion at December 31, 2002, and $33.9 billion at March 31, 2002. The portfolio growth for the current quarter was primarily in the Commercial Finance segment as customers increased their borrowing levels under existing credit facilities. Home equity receivables also grew in the Specialty Finance segment. The decrease in managed assets in relation to the prior year quarter reflects the factors discussed in the "Key Business Initiatives and Trends" section, namely lower origination volume brought upon by the slow economic conditions, growth constraints caused by the disruption to our funding base in 2002, which increased our funding costs (see "Net Finance Margin" and "Liquidity" sections for further discussion), and the sales and continued liquidation of several product line portfolios. Portfolio assets at March 31, 2002 excluded short-term trade (factoring) receivables securitized during the quarter ended March 31, 2002 for liquidity purposes, but subsequently repurchased in the quarter ended June 30, 2002.


Net Finance Margin

      A comparison of finance income and net finance margin is set forth below ($ in millions):

                                                           Quarters Ended
                                                              March 31,
                                                     --------------------------
                                                       2003             2002
                                                     ---------        ---------
Finance income ....................................  $   939.2        $ 1,106.7
Interest expense ..................................      346.7            348.3
                                                     ---------        ---------
  Net finance income ..............................      592.5            758.4
Depreciation on operating lease equipment .........      278.8            310.2
                                                     ---------        ---------
  Net finance margin ..............................  $   313.7        $   448.2
                                                     =========        =========
Average earning assets ("AEA") ....................  $34,600.6        $36,006.6
                                                     =========        =========
As a % of AEA:
Finance income ....................................      10.86%           12.29%
Interest expense ..................................       4.01             3.86
                                                     ---------        ---------
  Net finance income ..............................       6.85             8.43
Depreciation on operating lease equipment .........       3.22             3.45
                                                     ---------        ---------
Net finance margin as a % of AEA ..................       3.63%            4.98%
                                                     =========        =========

      The growth constraint and debt quality spread factors discussed previously in the "Key Business Initiatives and Trends" section adversely impacted interest margin in relation to the quarter ended March 31, 2002. Finance income reflected the decline in market interest rates from March 2002. However, our funding costs increased as a result of the draw down of bank facilities to pay off commercial paper, the issuance of term debt at wider credit spreads in 2002 and 2003 and higher levels of excess cash maintained for liquidity purposes.

      Finance income (interest on loans and lease rentals) for the three months ended March 31, 2003 decreased by $167.5 million to $939.2 million from the same period in 2002, reflecting a decline of 3.9% in AEA and the impact of lower market interest rates. This trend also reflected a 14% reduction in operating lease rentals primarily resulting from lower rentals on the aerospace portfolio due to the commercial airline industry down turn.

      Although down modestly in dollar amount, interest expense for the three months ended March 31, 2003 increased as a percentage of AEA in comparison to the three months ended March 31, 2002, in spite of declining market interest rates. Cost of funds as a percentage of AEA averaged 4.01% for the three months ended March 31, 2003 compared to 3.86% for the three months ended March 31, 2002, reflecting the replacement of floating interest rate funding sources with term funding and higher borrowing spreads. At March 31, 2003, CIT had $4.5 billion in outstanding commercial paper and $1.3 billion in drawn bank facilities. As of March 31, 2002 and December 31, 2001, commercial paper outstanding was $710 million and $8.0 billion, respectively, while drawn commercial bank lines were $8.5 billion and zero, respectively. We continue to pay down drawn bank loans, while maintaining backstop liquidity to fully cover all outstanding commercial paper.

      The operating lease equipment portfolio was $6.8 billion at March 31, 2003, compared to $6.7 billion at December 31, 2002 and $6.6 billion at March 31, 2002. The table below summarizes operating lease margin as a percentage of average operating lease equipment for the respective periods.

                                                              Quarters Ended
                                                                 March 31,
                                                          ---------------------
                                                          2003             2002
                                                          ----             ----
As a % of Average Operating Lease Equipment:
Rental income .........................................   22.7%            27.0%
Depreciation expense ..................................   16.6             19.0
                                                          ----             ----
   Operating lease margin .............................    6.1%             8.0%
                                                          ====             ====

      In addition to the previously mentioned reduction in aerospace rentals, the declines in both rental income and depreciation expense for the three months ended March 31, 2003 from the prior year reflects a greater proportion of longer-term aircraft and rail assets in the current period (as opposed to smaller-ticket vendor finance assets).

Net Finance Margin after Provision for Credit Losses

      The net finance margin after provision for credit losses (risk adjusted interest margin) for the three months ended March 31, 2003 declined by $42.5 million (16.8%) to $210.7 million from $253.2 million for the comparable period of 2002. These amounts equated to risk adjusted margin of 2.44% and 2.81% as a percentage of AEA for the three months ended March 31, 2003 and 2002. These risk adjusted net margin comparisons, although unfavorable, were better than the net finance margin trends discussed previously as the provision for credit losses for the quarter ended March 31, 2002 included $95.0 million (1.06% as a percentage of AEA) related to the devaluation of the Argentine peso resulting from economic reforms instituted by the Argentine government.

      We used discounted cash flow projection analysis to estimate the fair value of our various liquidating portfolios by modeling the portfolio revenues, credit costs, servicing costs and other related expenses over the remaining lives of the portfolios, at the date of the Tyco acquisition. The resulting cash flows were discounted to determine the estimated fair value of each portfolio, which typically resulted in discounted values to the previously recorded book values. These discounts are being accreted into income as the portfolios liquidate. As loans in these liquidating portfolios are charged-off, the corresponding reduction to the reserve for credit losses is replenished via the provision for credit losses, which is charged against current earnings. Actual performance of the portfolios, including revenue, credit losses, and expenses, is compared on a quarterly basis to the original discounted cash flow projections to monitor portfolio performance to determine whether scheduled accretion should be modified. The positive impact on risk-adjusted margin due to purchase accounting fair value adjustments related to the liquidating portfolios for the quarter ended March 31, 2003 and the quarter ended March 31, 2002 were five and six basis points, respectively.

      The positive impact on risk adjusted margin due to fair value adjustments to mark receivables and debt to market remaining from the Tyco acquisition was 19 and 43 basis points for the quarter ended March 31, 2003 and 2002.

Other Revenue

      For the three months ended March 31, 2003, other revenue increased 1.5% to $235.5 million from $232.1 million in the comparable period in 2002. Losses on venture capital investments were recorded as reductions to other revenue. Other revenue for the quarters ended March 31, 2003 and 2002 was 2.72% and 2.58% as a percentage of AEA. The components of other revenue are set forth in the following table ($ in millions):

                                                        Quarters Ended March 31,
                                                       -------------------------
                                                         2003             2002
                                                        ------           ------
Fees and other income ...............................   $144.7           $160.9
Factoring commissions ...............................     46.9             37.5
Gains on securitizations ............................     30.7             34.7
Gains on sales of leasing equipment .................     17.6              4.3
(Losses) on venture capital investments .............     (4.4)            (5.3)
                                                        ------           ------
  Total Other Revunue ...............................   $235.5           $232.1
                                                        ======           ======

      For the three months ended March 31, 2003, fees and other income, which includes servicing fees, miscellaneous fees, syndication fees and gains from asset sales, declined 10.1% from the comparable period of 2002. The reduction was driven primarily by lower gains from asset sales and fee income in the Specialty Finance segment. Factoring commissions increased approximately 25% from the quarter ended March 31, 2002 to $46.9 million, continuing the year-over-year trend of last quarter in higher factoring volume coupled with stronger commission rates. Gains from the sales of leasing equipment were up primarily in the Specialty Finance segment, reflecting the sale of communication equipment at the end of lease.

      The following table presents information regarding securitization gains included in the table above ($ in millions):

                                                           Quarters Ended
                                                              March 31,
                                                       ---------------------
                                                         2003           2002
                                                         ----           ----
Volume securitized(1) ..............................   $1,237.4        $2,725.9
Gains ..............................................       30.7            34.7
Gains as a percentage of volume securitized ........       2.48%           1.27%
--------------------------------------------------------------------------------
(1) Excludes short-term trade receivables securitized for liquidity purposes.

      During the three months ended March 31, 2003, we securitized $0.4 billion of home equity loans, versus $1.7 billion during the prior year quarter. The 2002 securitization volume was securitized at lower gain percentages in comparison to 2003, and was done primarily to meet funding and liquidity needs.


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

                                                             Quarters Ended
                                                                March 31,
                                                          --------------------
                                                          2003            2002
                                                          ----            ----
Efficiency ratio(1) ..................................     42.5%           33.4%
Salaries and general operating expenses as
  a percentage of AMA(2) .............................     2.08%           1.93%
Salaries and general operating expenses ..............   $233.6          $226.9
--------------------------------------------------------------------------------
(1) Efficiency ratio is the ratio of salaries and general operating expenses to operating margin, excluding the provision for credit losses.

(2) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by us.

      Salaries and general operating expenses for the quarter ended March 31, 2003 increased 3.0% from the prior year quarter to $233.6 million. The increase was primarily due to expenses relating to our return to public and independent company status, which include investor relations, advertising, public company regulatory compliance, corporate governance, increased insurance premiums, and costs associated with rebuilding our income tax function. These expenses are expected to continue. Personnel decreased to approximately 5,845 at March 31, 2003 from 6,230 at March 31, 2002, largely reflecting lower headcount in our Specialty Finance segment.

      In addition to higher expenses, the deterioration in the efficiency ratio for the quarter ended March 31, 2003 to 42.5% from 33.4% for the comparable period of 2002 is also the result of lower net finance margin in 2003. Similarly, the deterioration in the ratio of salaries and general operating expenses to AMA reflects reduced levels of average managed assets. We continue to target an efficiency ratio in the mid 30% area and an AMA ratio under 2.00%, as we have the existing capacity to grow assets without significant additional expense.

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

      There were no changes to the carrying value of goodwill during the quarter ended March 31, 2003.

Provision for Credit Losses

      The provision for credit losses was $103.0 million for the three months ended March 31, 2003 versus $195.0 million for the same period last year. The 2002 provision included a $95.0 million charge relating to the economic reforms instituted by the Argentine government that resulted in the mandatory conversion of dollar-denominated receivables into the peso.

      Our provision for credit losses and reserve for credit losses are presented in the following table ($ in millions):

                                                            Quarters Ended
                                                               March 31,
                                                        -----------------------
                                                         2003             2002
                                                        ------           ------
Balance beginning of period .........................   $760.8           $496.4
                                                        ------           ------
Provision for credit losses .........................    103.0            100.0
Provision for credit losses -- specific
   reserving actions Argentine exposure .............       --             95.0
Reserves relating to securitization of
   factoring receivables(1) .........................       --            (25.8)
Reserves relating to dispositions,
   acquisitions, other ..............................      7.5              1.7
                                                        ------           ------
   Additions to reserve for credit losses ...........    110.5            170.9
                                                        ------           ------
Net credit losses:
Equipment Financing and Leasing .....................     39.9             61.1
Specialty Finance -- commercial .....................     31.0             19.6
Commercial Finance ..................................     16.6             20.2
Structured Finance ..................................     13.8              0.1
Specialty Finance -- consumer .......................     13.0             11.4
                                                        ------           ------
   Total net credit losses ..........................    114.3            112.4
                                                        ------           ------
Balance end of period ...............................   $757.0           $554.9
                                                        ======           ======
Reserve for credit losses as a percentage
   of finance Receivables(2) ........................     2.64%            2.11%
                                                        ------           ------
Reserve for credit losses as a percentage
   of past due receivables (sixty days or more)(2) ..     77.9%            47.9%
                                                        ------           ------
--------------------------------------------------------------------------------
(1)   During  the  March  2002  quarter,   certain  factoring  receivables  were
      securitized to enhance our liquidity position. The $25.8 million reserve was related to those receivables.

(2) The reserve for credit losses excluding the impact of telecommunication and Argentine reserves as a percentage of finance receivables was 1.74% at March 31, 2003 and 1.64% at March 31, 2002. The reserve for credit losses excluding the impact of telecommunication and Argentine reserves and delinquencies as a percentage of past due receivables (sixty days or more) was 49.6% at March 31, 2003.

      The following table sets forth our net charge-off experience in amount and as a percent of average finance receivables on an annualized basis by business segment ($ in millions):

                                                  Quarters Ended March 31,
                                            -----------------------------------
                                                  2003                2002
                                            ---------------      --------------
Equipment Financing and Leasing ........    $ 39.9    2.07%      $ 61.1   2.26%
Specialty Finance -- commercial ........      31.0    1.73%        19.6   1.21%
Commercial Finance .....................      16.6    0.80%        20.2   1.36%
Structured Finance .....................      13.8    1.90%         0.1   0.01%
                                            ------               ------
   Total Commercial Segments ...........     101.3    1.55%       101.0   1.59%
Specialty Finance-consumer .............      13.0    2.36%        11.4   1.51%
                                            ------               ------
   Total ...............................    $114.3    1.61%      $112.4   1.58%
                                            ======               ======

      Two factors are responsible for the decline in the Equipment Financing and Leasing segment charge-offs. First, certain small business loans and leases were transferred from Equipment Financing and Leasing to Specialty Finance -- commercial during the current quarter (prior period amounts have not been restated). Charge-offs during the March 2003 quarter for these transferred portfolios totaled $11.1 million, versus $3.7 million during the quarter ended March 31, 2002. The remaining decline is due to lower charge-off rates associated with receivables in liquidation status, which include owner-operator trucking and franchise offset by continued weakness in other portfolios. Excluding the transferred portfolios, charge-offs were flat for the quarter in the Specialty Finance -- commercial unit. The increase in the Structured Finance segment relates entirely to charge-offs in the telecommunications sector.

      Total charge-offs during the quarter ended March 31, 2003 were $114.3 million (1.61%), including $13.8 million of telecommunication loan charge-offs, compared to $112.4 million (1.58%) for the quarter ended March 31, 2002. The tables that follow detail charge-offs for the quarters ended March 2003 and 2002 by segment, both in amount and as a percentage of average finance receivables. In addition to total amounts, charge-offs relating to the liquidating and telecommunications portfolios are presented to provide enhanced analysis ($ in millions):


                                                            Quarter Ended March 31, 2003
                                             ------------------------------------------------------------
                                                                       Before
                                                                   Liquidating and      Liquidating and
                                                   Total          Telecommunications  Telecommunications
                                             -----------------   ------------------   ------------------
Equipment Financing and Leasing ..........   $ 39.9    2.07%       $ 31.5   1.76%       $  8.4   6.48%
Specialty Finance--commercial ............     31.0    1.73%         30.6   1.71%          0.4   8.65%
Commercial Finance .......................     16.6    0.80%         16.6   0.80%           --     --
Structured Finance .......................     13.8    1.90%           --     --          13.8   8.23%
                                             ------                ------               ------
   Total Commercial Segments .............    101.3    1.55%         78.7   1.27%         22.6   7.48%
Specialty Finance--consumer ..............     13.0    2.36%          6.6   1.92%          6.4   3.09%
                                             ------                ------               ------
   Total .................................   $114.3    1.61%       $ 85.3   1.30%       $ 29.0   5.70%
                                             ======                ======               ======


                                                            Quarter Ended March 31, 2002
                                             ------------------------------------------------------------
                                                                       Before
                                                                   Liquidating and      Liquidating and
                                                   Total          Telecommunications  Telecommunications
                                             -----------------   ------------------   ------------------
Equipment Financing and Leasing ..........   $ 61.1    2.26%       $ 32.4   1.34%       $ 28.7   9.57%
Specialty Finance--commercial ............     19.6    1.21%         16.8   1.08%          2.8   5.36%
Commercial Finance .......................     20.2    1.36%         20.2   1.36%           --     --
Structured Finance .......................      0.1    0.01%          0.1   0.01%           --     --
                                             ------                ------               ------
   Total Commercial Segments .............    101.0    1.59%         69.5   1.15%         31.5   8.94%
Specialty Finance--consumer ..............     11.4    1.51%          5.7   0.95%          5.7   3.65%
                                             ------                ------               ------
   Total .................................   $112.4    1.58%       $ 75.2   1.13%       $ 37.2   7.32%
                                             ======                ======               ======

Reserve for Credit Losses

      The reserve for credit losses was $757.0 million or 2.64% of finance receivables at March 31, 2003 compared to $760.8 million (2.75%) at December 31, 2002 and $554.9 million (2.11%) at March 31, 2002. The decrease from December 2002 relates to $13.8 million of telecommunication charge-offs which were applied to the specific telecommunications reserve established in 2002, partially offset by reserves associated with loan growth during the quarter. The increase in the reserve over last year, both on a dollar basis and as a percentage of finance receivables, is primarily due to two specific reserving actions. First, in light of the continued deterioration in the telecommunications sector, particularly with respect to our competitive local exchange carrier ("CLEC") portfolio, we added $200.0 million to the reserve for credit losses as at June 30, 2002. Additionally, as a result of the Argentine government's action to convert dollar-denominated loans to pesos, and continued weakness in the peso, we recorded a $135.0 million provision ($95 million during the quarter ended March 31, 2002 and $40 million during the quarter ended June 30, 2002). The current balances for the specific reserves are detailed below.

      The following table presents the specific components of the reserve for credit losses, both in amount and as a percentage of corresponding finance receivables ($ in millions):

                                 At March 31, 2003      At December 31, 2002      At March 31, 2002(3)
                                 -----------------      -------------------       -------------------
Finance receivables ..........   $482.2    1.74%          $472.2    1.77%            $485.7     1.64%
Telecommunications ...........    139.8   21.33%(1)        153.6   22.40%(1)             --       --
Argentina ....................    135.0   72.50%(2)        135.0   73.11%(2)           95.0    52.78%(2)
                                 ------                   ------                     ------
Total ........................   $757.0    2.64%          $760.8    2.75%            $580.7     1.95%
                                 ======                   ======                     ======

--------------------------------------------------------------------------------
(1)   Percentages of telecommunications portfolio finance receivables.

(2)   Percentages of finance receivables in Argentina.

(3) On a pro forma basis to include trade receivables securitized and the applicable reserve balance ($25.8 million).

      The reserve includes specific amounts relating to SFAS 114 impaired loans (excluding telecommunications and Argentina) of $52.8 million at March 31, 2003, compared to $52.9 million at December 31, 2002, and $131.4 million at March 31, 2002. Management continues to believe that the credit risk characteristics of the portfolio are well diversified by geography, industry, borrower and equipment type. Refer to "Concentrations" for more information.

      The total telecommunications portfolio and the portion comprising the CLEC exposure amounted to $678.7 million and $238.0 million at March 31, 2003, compared to $710.1 million and $262.3 million at December 31, 2002. As stated previously, during the current quarter, specific telecommunications charge-offs were $13.8 million, versus $15.5 million during the prior quarter.

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

Past Due and Non-performing Assets

      The following table sets forth certain information concerning our past due (sixty days or more) and non-performing assets (finance receivables on non-accrual status and assets received in satisfaction of loans) and the related percentages of finance receivables at March 31, 2003, December 31, 2002 and March 31, 2002 ($ in millions):

                                                     At March 31,        At December 31,       At March 31,
                                                         2003                 2002                 2002
                                                   ----------------      --------------      ------------------
Finance receivables, past due 60 days or more:
   Equipment Financing and Leasing .............  $  366.5    4.91%     $  444.8   5.12%     $  463.0   4.39%
   Specialty Finance --  commercial ............     264.7    3.68%        182.9   3.07%        287.3   4.55%
   Commercial Finance ..........................     152.8    1.76%        172.3   2.14%        224.7   2.86%(1)
   Structured Finance ..........................      55.2    1.89%         67.6   2.31%         39.0   1.49%
                                                  --------              --------             --------
   Total Commercial Segments ...................     839.2    3.19%        867.6   3.39%      1,014.0   3.71%(1)
   Specialty Finance -- consumer ...............     132.0    5.53%        133.7   6.66%        144.1   5.96%
                                                  --------              --------             --------
   Total .......................................  $  971.2    3.39%     $1,001.3   3.63%     $1,158.1   3.90%(1)
                                                  ========              ========             ========
Non-performing assets:
   Equipment Financing and Leasing .............  $  425.4    5.70%     $  558.4   6.42%     $  472.3   4.48%
   Specialty Finance -- commercial .............     160.4    2.23%         98.2   1.65%        140.1   2.22%
   Commercial Finance ..........................     128.0    1.47%        136.2   1.69%        138.5   1.76%(1)
   Structured Finance ..........................     143.4    4.91%        151.6   5.19%         81.8   3.12%
                                                  --------              --------             --------
   Total Commercial Segments ...................     857.2    3.26%        944.4   3.69%        832.7   3.05%(1)
   Specialty Finance -- consumer ...............     149.2    6.25%        141.4   7.04%        155.7   6.44%
                                                  --------              --------             --------
   Total .......................................  $1,006.4    3.51%     $1,085.8   3.93%     $  988.4   3.32%(1)
                                                  ========              ========             ========
Non accrual loans ..............................  $  851.3              $  946.4             $  840.1
Repossessed assets .............................     155.1                 139.4                148.3
                                                  --------              --------              -------
   Total non-performing assets .................  $1,006.4              $1,085.8             $  988.4
                                                  ========              ========             ========

--------------------------------------------------------------------------------
(1) For comparison, the securitized trade receivables, which were repurchased in June 2002, are included in the calculation.

      Past due loans continued a declining trend, down $30.1 million from December 31, 2002, ending the quarter at 3.39% of finance receivables, versus 3.63% last quarter. The fluctuations in the Equipment Financing and Leasing and Specialty Finance -- commercial segments, primarily reflect the previously mentioned transfer of small business loans and leases from Equipment Financing and Leasing to Specialty Finance -- commercial. Past due accounts related to these transferred portfolios approximated $77 million and $79 million at March 2003 and December 2002, respectively. Excluding the transferred accounts, past dues in Equipment Financing and Leasing and Specialty Finance -- commercial were essentially unchanged quarter over quarter. Commercial Finance declined due to improvements in the Commercial Services (factoring) unit, while regional aerospace and CLEC accounts within the Structured Finance segment accounted for most of the decline from December 2002.

      Similar to past due loans, non-performing assets declined for the second consecutive quarter at March 31, 2003. Excluding the impact of the portfolio transfers, the reduction for the quarter was primarily in the commercial aerospace portfolio, as aircraft securing United Airlines receivables on non-accrual at December 31, 2002 were placed on short-term operating leases and payments were received during the quarter to bring the account to current status. This reduction was in part offset by the placement of Air Canada assets on non-accrual status following its bankruptcy announcement.

      Managed past due loans, which also include securitized loans, decreased to 3.38% of managed financial assets (managed assets less operating leases and venture capital investments) at March 31, 2003 from 3.55% and 4.09% at December 31, 2002 and March 31, 2002, respectively, as shown in the table below ($ in millions):


                                               March 31, 2003      December 31, 2002     March 31, 2002
                                             -----------------     -----------------    ----------------
Managed Financial Assets, past
   due 60 days or more:
   Equipment Financing and Leasing .......   $  540.7    4.66%     $  631.2   4.95%     $  778.5   5.40%
   Specialty Finance -- commercial .......      343.0    3.04%        265.1   2.62%        401.0   3.66%
   Commercial Finance ....................      152.8    1.76%        172.3   2.14%        224.7   2.86%
   Structured Finance ....................       55.2    1.89%         67.6   2.31%         39.0   1.49%
                                             --------              --------             --------
   Total Commercial ......................    1,091.7    3.16%      1,136.2   3.36%      1,443.2   4.02%
   Specialty Finance-consumer ............      269.6    4.64%        259.4   4.71%        237.0   4.51%
                                             --------              --------             --------
   Total .................................   $1,361.3    3.38%     $1,395.6   3.55%     $1,680.2   4.09%
                                             ========              ========             ========

      In light of the continued general economic weakness, and the circumstances surrounding particular sectors as discussed in "Concentrations", past due finance receivables and non-performing assets may increase from March 31, 2003 amounts.

Income Taxes

      The effective tax rates for the three months ended March 31, 2003 and 2002 were 39.0% and (1.1)%, respectively. The provision for income taxes totaled $82.9 million and $50.4 million for the respective periods. The effective tax rate for the prior year quarter, excluding the impact of TCH and the non-cash goodwill impairment charge, was 38.1%.

      As of March 31, 2003, we had approximately $1,559.0 million of tax loss carry-forwards, primarily related to U.S. federal and state jurisdictions, which expire at various dates beginning in 2010. These loss carry-forwards are available to offset current federal income tax liabilities, subject to certain limitations.

      In connection with the June 2001 acquisition by Tyco, our income tax compliance, reporting and planning function was transferred to Tyco. Following our 2002 IPO and separation from Tyco we have made strides in rebuilding our tax functions, including hiring personnel, and rebuilding systems and processes.

Results by Business Segment

      The table that follows summarizes selected financial information by business segment, based upon a fixed leverage ratio across business units and the allocation of most corporate expenses ($ in millions):

                                                     Quarters Ended
                                          -------------------------------------
                                          March 31,   December 31,     March 31,
                                            2003         2002            2002
                                          ---------   ------------    ---------
Net Income
Equipment Financing and Leasing ........   $ 18.4        $ 36.2         $ 62.6
Specialty Finance ......................     52.2          73.7          100.0
Commercial Finance .....................     54.1          63.4           46.2
Structured Finance .....................     12.2          13.9           16.4
                                           ------        ------      ---------
   Total Segments ......................    136.9         187.2          225.2
Corporate, including certain charges ...     (9.9)        (45.9)      (4,844.9)
                                           ------        ------      ---------
   Total ...............................   $127.0        $141.3      $(4,619.7)
                                           ======        ======      =========
Return on AEA
Equipment Financing and Leasing ........     0.55%         1.02%          1.58%
Specialty Finance ......................     1.75%         2.86%          3.20%
Commercial Finance .....................     3.58%         5.18%          3.72%
Structured Finance .....................     1.63%         1.96%          2.51%
   Total Segments ......................     1.60%         2.32%          2.70%
Corporate, including certain charges ...    (0.13)%       (0.59)%       (53.83)%
   Total ...............................     1.47%         1.73%        (51.32)%

      Corporate and Other included the following items in the quarter ended March 31, 2002: (1) goodwill impairment of $4,512.7 million, (2) TCH expenses of $312.3 million ($264.3 million after tax), (3) specific loan loss reserves of $95.0 million ($58.9 million after tax) relating to economic reforms instituted by the Argentine government which resulted in the mandatory conversion of dollar-denominated receivables into pesos, (4) venture capital operating losses of $13.7 million ($8.6 million after tax). Corporate and Other included $14.5 million ($8.9 million after tax) of venture capital operating losses in the quarter ended March 31, 2003. Excluding these items, after tax unallocated corporate expenses and funding costs were $0.5 million and $0.4 million during the quarters ended March 31, 2003 and March 31, 2002, respectively.

      Return on AEA was down across all segments for 2003 in relation to the 2002 periods reflecting margin compression and charge-offs (before liquidating and telecommunication portfolios) above the year ago quarter levels. The business segments' risk adjusted margins for the quarter ended March 31, 2003 were further dampened by the allocation (from Corporate) of additional borrowing costs stemming from the 2002 disruption to the Company's funding base and enhanced liquidity levels. These additional costs were significantly higher in 2003. The additional borrowing and liquidity costs were included in Corporate in 2002.

      The unfavorable variance in Equipment Financing and Leasing included lower aerospace profitability as well as reduced returns in the construction and industrial businesses within the Equipment Financing unit. In addition to lower risk adjusted margins, the Specialty Finance comparisons with the prior year reflected higher levels of securitization activity during the quarter ended March 31, 2002 done primarily for liquidity purposes. The Specialty Finance returns were also dampened by the transferred portfolios, which had a modest loss for the current quarter.

      During the quarter ended March 31, 2003, in order to better align competencies, we transferred certain small business loans and leases, including the small business lending unit, totaling $1,078.6 million, from Equipment Financing and Leasing to Specialty Finance -- commercial. At March 31, 2003, finance receivables past due 60 days or more and non-performing assets relating to these portfolios were $77 million and $70 million versus $79 million and $73 million at December 31, 2002. Prior periods have not been restated to conform to this current presentation.

Financing and Leasing Assets

      Managed assets, comprised of financing and leasing assets and finance receivables previously securitized that we continue to manage, totaled $47.5 billion at March 31, 2003, up from $46.4 billion at December 31, 2002. Owned financing and leasing portfolio assets totaled $37.1 billion at March 31, 2003, up from $35.9 billion at

December 31, 2002. Our portfolio assets grew during the quarter in most business units. During the quarter, certain asset portfolios totaling approximately $1 billion were transferred from Equipment Financing to Specialty Finance. The remaining growth in the Specialty Finance -- commercial segment was due to seasonality of certain portfolios and complementary portfolio purchases. The Specialty Finance-consumer home equity growth was attributed to opportunistic bulk purchases made during the quarter. Commercial Finance growth reflected increased borrowings by customers under existing credit facilities. Total origination volume was down 12% from the prior quarter and 5% from the prior year quarter. Specialty Finance had the most notable improvement, as its volumes were up over both periods.

      As of March 31, 2003, the net investment in leveraged leases totaled $1.2 billion, or 4.2% of finance receivables. The major components of this amount are as follows: commercial aerospace of $470 million, including $216 million of tax-optimization leveraged leases, which generally have increased risk for lessors in relation to conventional lease structures due to additional leverage in the transactions; $304 million of project finance transactions, primarily in the power and utility sector; and $281 million in rail transactions.

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions):

                                                   At             At                 Change
                                                March 31,    December 31,   ------------------------
                                                  2003           2002            $             %
                                               ----------     -----------   ----------    ----------
Equipment Financing and Leasing:
Equipment Financing
   Finance receivables(1) ...................   $ 6,400.8      $ 7,476.9     $(1,076.1)    (14.4)%
   Operating lease equipment, net ...........       527.4          668.3        (140.9)    (21.1)
                                                ---------      ---------      --------
     Total ..................................     6,928.2        8,145.2      (1,217.0)    (14.9)
                                                ---------      ---------      --------
Capital Finance

   Finance receivables ......................     1,223.7        1,335.8        (112.1)     (8.4)
   Operating lease equipment, net ...........     4,973.0        4,719.9         253.1       5.4
                                                ---------      ---------      --------
     Total ..................................     6,196.7        6,055.7         141.0       2.3
                                                ---------      ---------      --------
   Total Equipment Financing and
     Leasing Segment ........................    13,124.9       14,200.9      (1,076.0)     (7.6)
                                                ---------      ---------      --------
Specialty Finance:
Commercial
   Finance receivables(1) ...................     8,101.1        6,722.4       1,378.7      20.5
   Operating lease equipment, net ...........     1,227.6        1,257.3         (29.7)     (2.4)
                                                ---------      ---------      --------
     Total commercial .......................     9,328.7        7,979.7       1,349.0      16.9
                                                ---------      ---------      --------
Consumer
   Home equity ..............................     1,601.3        1,292.7         308.6      23.9
   Other ....................................       995.8        1,044.4         (48.6)     (4.7)
                                                ---------      ---------      --------
     Total consumer .........................     2,597.1        2,337.1         260.0      11.1
                                                ---------      ---------      --------
     Total Specialty Finance Segment ........    11,925.8       10,316.8       1,609.0      15.6
                                                ---------      ---------      --------
Commercial Services .........................     4,726.1        4,392.5         333.6       7.6
Business Credit .............................     3,956.6        3,649.1         307.5       8.4
                                                ---------      ---------      --------
     Total Commercial Finance Segment .......     8,682.7        8,041.6         641.1       8.0
                                                ---------      ---------      --------
Structured Finance:
   Finance receivables ......................     2,922.2        2,920.9           1.3        --
   Operating lease equipment, net ...........       103.4           59.1          44.3      75.0
Equity investments ..........................       334.3          335.4          (1.1)     (0.3)
                                                ---------      ---------      --------
     Total Structured Finance Segment .......     3,359.9        3,315.4          44.5       1.3
                                                ---------      ---------      --------
     TOTAL FINANCING AND LEASING
       PORTFOLIO ASSETS .....................    37,093.3       35,874.7       1,218.6       3.4
                                                ---------      ---------      --------
Finance receivables securitized:
Equipment Financing .........................     3,977.2        3,936.2          41.0       1.0
Specialty Finance--commercial ...............     3,191.7        3,377.4        (185.7)     (5.5)
Specialty Finance--consumer .................     3,218.8        3,168.8          50.0       1.6
                                                ---------      ---------      --------
     Total ..................................    10,387.7       10,482.4         (94.7)     (0.9)
                                                ---------      ---------      --------
     TOTAL MANAGED ASSETS(2) ................   $47,481.0      $46,357.1      $1,123.9       2.4%
                                                =========      =========      ========

--------------------------------------------------------------------------------

(1) During the quarter, certain owned finance receivables totaling $1,078.6 million were transferred from Equipment Financing to Specialty Finance -- commercial, principally representing small business loans. Prior periods have not been restated to conform to the current presentation.

(2) Managed assets are compromised of financing and leasing assets and finance receivables previously securitized that we continue to manage.

Concentrations

      Our ten largest financing and leasing asset accounts in the aggregate represented 5.0% of our total financing and leasing assets at both March 31, 2003 (with the largest account representing less than 1.0%) and December 31, 2002. All ten accounts at each period of time were commercial accounts and were secured by equipment, accounts receivable or inventory.

      Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell Computer Corporation ("Dell"), Snap-on Incorporated ("Snap-on") and Avaya Inc. ("Avaya") are among our largest alliances. The joint venture agreements with Dell and Snap-on extend until October 2005 and January 2007, respectively. The Avaya agreement, which runs until September 2003, extends automatically for three years if not terminated by either party. No notice of termination has been given by either party, and we are currently negotiating the terms of an extension with Avaya.

      At March 31, 2003, our financing and leasing assets included $2,930 million, $1,008 million and $1,079 million related to the Dell, Snap-on and Avaya programs, respectively. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities. Securitized assets included $1,553 million, $88 million and $857 million from the Dell, Snap-on and Avaya origination sources, respectively, at March 31, 2003. Any significant reduction in origination volumes from any of these alliances could have a material impact on our asset levels. For additional information regarding certain of our joint venture activities, see Note 11 -- Related Party Transactions.

Geographic Composition

      The following table summarizes state concentrations greater than 5.0% and foreign concentrations in excess of 1.0% of our owned financing and leasing portfolio assets at March 31, 2003 and December 31, 2002. In each period, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

                                                       March 31,    December 31,
                                                         2003           2002
                                                       ---------    ------------
State
California .........................................      9.7%           9.8%
New York ...........................................      7.5%           7.9%
Texas ..............................................      6.9%           7.0%
Total U.S. .........................................     79.6%          79.3%

Country
Canada .............................................      5.0%           5.0%
England ............................................      3.3%           3.2%
Australia ..........................................      1.3%           1.3%
China ..............................................      1.2%           1.2%
Germany ............................................      1.0%           1.1%
Brazil .............................................      1.0%           1.1%
France .............................................      1.0%           1.0%
Total Outside U.S. .................................     20.4%          20.7%
--------------------------------------------------------------------------------
(1) The applicable balances are less than 1.0%.

Industry Composition

      At March 31, 2003, our commercial aerospace portfolio in the Capital Finance business unit consisted of financing and leasing assets of $4,179.7 million covering 195 aircraft, with an average age of approximately 7 years. The portfolio was spread over 74 accounts, with the majority placed with major airlines around the world. The commercial aerospace portfolio at December 31, 2002 was $4,072.8 million of financing and leasing assets, which covered 194 aircraft spread over 78 accounts, with an average age of approximately 7 years. The commercial aircraft all comply with stage III noise regulations.

      The following table summarizes the composition of the commercial aerospace portfolio as of March 31, 2003 and December 31, 2002 ($ in millions):

                              At March 31, 2003          At December 31, 2002
                          ------------------------     -------------------------
                              Net        Number of         Net         Number of
                          Investment     Aircraft      Investment      Aircraft
                          ----------    ----------     ----------     ----------

By Geography:
   Europe ..............   $1,537.4           51        $1,506.5           51
   North America(1) ....    1,110.1           78         1,042.2           75
   Asia Pacific ........      886.5           36           853.6           35
   Latin America .......      572.5           26           595.9           29
   Africa/Middle East ..       73.2            4            74.6            4
                           --------          ---        --------          ---
Total ..................   $4,179.7          195        $4,072.8          194
                           ========          ===        ========          ===
By Manufacturer:
   Boeing ..............   $2,514.2          138        $2,388.1          135
   Airbus ..............    1,640.8           42         1,647.9           42
   Other ...............       24.7           15            36.8           17
                           --------          ---        --------          ---
Total ..................   $4,179.7          195        $4,072.8          194
                           ========          ===        ========          ===
By Body Type(2):
   Narrow ..............   $2,909.8          144        $2,799.4          142
   Intermediate ........      871.6           18           859.2           17
   Wide ................      373.6           18           377.4           18
   Other ...............       24.7           15            36.8           17
                           --------          ---        --------          ---
Total ..................   $4,179.7          195        $4,072.8          194
                           ========          ===        ========          ===
--------------------------------------------------------------------------------
(1) Comprised of net investments in the U.S. and Canada of $902.0 million (72 aircraft) and $208.1 (6 aircraft) at March 31, 2003 and $832.7 million (69 aircraft) and $209.5 million (6 aircraft) at December 31, 2002.

(2) Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

      As of March 31, 2003, operating leases represented approximately 81% of the portfolio, with the remainder consisting of capital leases (including leveraged leases) and loans. Tax-optimization leveraged leases, which generally have increased risk for lessors in comparison to our other lease and leveraged lease structures, were approximately $216 million at March 31, 2003. Total leveraged leases, including the tax optimization structures described above, were $469 million or 11% of the aerospace portfolio at March 31, 2003. Of the 195 aircraft, 7 are off-lease, 4 of which have been remarketed with leases pending as of March 31, 2003.

      The regional aircraft portfolio at March 31, 2003 consisted of 115 planes and a net investment of $309.1 million, primarily in the Structured Finance segment. The planes are primarily located in North America and Europe. Operating leases accounted for about 32% of the portfolio at March 31, 2003, with the rest being capital leases or loans. There are 5 aircraft in this portfolio that are off-lease. At December 31, 2002, the regional aircraft portfolio consisted of 117 planes and a net investment of $344.0 million.

      The following is a list of CIT's exposure to various carriers and current status of related aircraft.

      o U.S. Airways -- On August 11, 2002, U.S. Airways announced its Chapter 11 bankruptcy filing. On March 31, 2003, U.S. Airways emerged from its bankruptcy filing and currently leases five narrow-body 737's owned by CIT (classified as operating leases) with a net book value of $57.0 million.

      o National Airways -- On November 6, 2002, National Airways, which was operating in bankruptcy, announced that it would cease operations effective November 6, 2002. We have repossessed our two narrow-body Boeing 757 aircraft previously leased to National, with a carrying value of $39.3 million, and are remarketing the aircraft.

      o UAL Corp. -- On December 9, 2002, UAL Corp., the parent of United Airlines, announced its Chapter 11 bankruptcy filing. Under existing agreements, United Airlines leases four CIT-owned aircraft narrow body (2 Boeing 757 aircraft and 2 Boeing 737 aircraft) with a net book value of $92.3 million. These leases were converted from single investor capital leases to short-term operating leases during the quarter ended March 31, 2003. In conjunction with this conversion, we recorded a $1.8 million impairment charge to reflect current fair values.

      o Avianca Airlines -- Avianca Airlines filed voluntary petitions for re-organization under Chapter 11 of the U.S. Bankruptcy Code on Friday, March 21, 2003. Under existing agreements, CIT has operating leases with Avianca whereby it is the lessee of one MD 80 and one Boeing 757 aircraft, the latter of which is scheduled to come off lease in May. The net book value of the two aircraft was $40.8 million at March 31, 2003.

      o Air Canada -- Air Canada filed for protection from creditors on April 1, 2003 under the Companies' Creditors Arrangement Act, the Canadian reorganization law. CIT's exposure in aircraft to Air Canada is approximately USD$80 million, primarily relating to two Boeing 767 aircraft. One aircraft is scheduled to come off-lease on June 1, 2003 for which CIT has a signed commitment in place to re-lease the aircraft to another carrier. On the second 767, CIT has an investment in a leveraged lease (not a tax-optimized structure), with a remaining term of six years.

      Additionally, CIT holds $36.7 million and $5.3 million in Senior A tranche Enhanced Equipment Trust Certificates (EETCs) issued by United Airlines and U.S. Airways, respectively, which are debt instruments collateralized by aircraft operated by the airlines. In connection with United Airlines' filing under Chapter 11, CIT is a co-arranger in a $1.2 billion secured revolving and term loan facility with a commitment of $102 million. This debtor-in-possession facility, with an outstanding balance of $32.0 million at March 31, 2003, is secured by, among other collateral, previously unencumbered aircraft. Future revenues and aircraft values could be impacted by the actions of the carriers, management's actions with respect to re-marketing the aircraft, airline industry performance and aircraft utilization.

      The top five commercial aerospace exposures totaled $977.7 million at March 31, 2003, the largest of which was $242.6 million. The top three of these exposures are to European carriers and all are to carriers outside of the U.S. The largest exposure to a U.S. carrier at March 31, 2003 was $144.9 million.

      Our aerospace assets include both operating leases and capital leases. Management monitors economic conditions affecting equipment values, trends in equipment values, and periodically obtains third party appraisals of commercial aerospace equipment, which include projected rental rates. We adjust the depreciation schedules of commercial aerospace equipment on operating leases or residual values underlying capital leases, when required. Aerospace assets are reviewed for impairment annually, or more often when events or circumstances warrant. An aerospace asset is considered impaired when the expected undiscounted cash flow over its expected remaining life is less than its book value. Both historical information and current economic trends are factored into the assumptions and analyses used when determining the expected undiscounted cash flow. Included among these assumptions are the following:

      o     Lease terms

      o     Remaining life of the asset

      o     Lease rates supplied by independent appraisers

      o     Remarketing

      o     Maintenance

      An impairment loss is recognized if the asset book value exceeds the estimated fair value determined under the aforementioned cash flow analysis. As discussed previously, during the quarter ended March 31, 2003, we recorded an impairment charge of $1.8 million related to the United Airlines exposure.
Impairment charges related to commercial aerospace assets have not been significant.

      Our telecommunications portfolio is included in "Communications" in the industry composition table included in Note 7 to the Consolidated Financial Statements. This portfolio totals approximately $678.7 million at March 31, 2003, or approximately 1.8% of total financing and leasing assets. The portfolio consists of 53 accounts with an average balance of approximately $12.8 million. The 10 largest accounts in the portfolio aggregate $265.6 million with the largest single account totaling $33.4 million. Non-performing accounts totaled $85.5 million (9 accounts) or 12.6% of this portfolio. The telecommunications portfolio includes CLECs, wireless, and towers, with the largest group being CLEC accounts, which totaled $238.0 million, or 35.1% of the telecommunications portfolio at March 31, 2003. At December 31, 2002, the portfolio totaled $710.1 million (approximately 2.0% of total financing and leasing assets) and consisted of 52 accounts with an average balance of approximately $13.7 million. The 10 largest accounts in the portfolio aggregated $264.5 million with the largest single account totaling $32.9 million. Non-performing accounts totaled $120.2 million (10 accounts) or 16.9% of this portfolio. Total CLEC exposure amounted to $262.3 million. Many of these CLEC accounts are still in the process of building out their networks and developing their customer bases. Our telecommunications transactions are collateralized by the assets of the customer (equipment, receivables, cash, etc.) and typically are also secured by a pledge of the stock of non-public companies. Weak economic conditions and industry overcapacity have driven down values in this sector. As discussed in "Provision and Reserve for Credit Losses," $139.8 million of previously recorded reserves remain for telecommunication exposures. As management continues monitoring and workout of the individual accounts in this portfolio, charge-offs will likely be recorded against this reserve in subsequent periods. Weakness in this sector could result in additional losses or require additional reserves.

      The portfolio of direct and private fund venture capital equity investments totaled $334.3 million at March 31, 2003 and $335.4 million at December 31, 2002. At March 31, 2003, this portfolio was comprised of direct investments of approximately $179.6 million in 57 companies and $154.7 million in 52 private equity funds. Our direct investments totaled $188.8 million (57 companies) and our investment in private equity funds amounted to $146.6 million (52 funds) as of December 31, 2002. These investments are principally in emerging growth enterprises in selected industries, including industrial buyout, information technology, life science and consumer products. In 2001, we ceased making new venture capital investments beyond existing commitments, which totaled approximately $153.7 million at March 31, 2003 and $164.9 million at December 31, 2002. These commitments, which are mainly to private equity funds, may, or may not, be drawn. Performance of both our direct investments and our fund investments will depend upon the performance of the underlying companies, and public and private market valuations of these companies.

      At March 31, 2003, we had approximately $186.2 million of U.S. dollar-denominated loans and assets outstanding to customers located or doing business in Argentina. During 2002, the Argentine government instituted economic reforms, including the conversion of certain dollar-denominated loans into pesos. Due to these actions and the weakness of the peso, we established a reserve of $135.0 million during the year. The underlying portfolio continues to perform as to collection, but payments are now in pesos. Therefore, our exposure is primarily currency related. Management is currently taking measures to mitigate currency risk by converting peso collections to dollars as legally permitted.

      Management strives to maximize the profitability of the operating lease equipment portfolio by balancing equipment utilization levels with market rental rates and lease terms. Substantially all such equipment was subject to lease agreements throughout the first quarter of 2003 and 2002. Total equipment not subject to lease agreements was $360.6 million and $385.9 million at March 31, 2003 and December 31, 2002, respectively. The current weakness in the commercial airline industry and the slower economy could adversely impact both rental and utilization rates prospectively.

      See Note 7 -- Concentrations of Item 1. Consolidated Financial Statements for further discussion on concentrations.

Other Assets

      Other assets totaled $4.8 billion at March 31, 2003 and $4.7 billion at December 31, 2002, as both the total balance and the underlying components were essentially unchanged. Other assets primarily consisted of the following at March 31, 2003: securitization assets, including interest-only strips, retained subordinated securities, cash reserve accounts and servicing assets of $1.4 billion, investments in and receivables from and related to non-consolidated subsidiaries of $0.8 billion, accrued interest and receivables from derivative counterparties of $0.7 billion, deposits on commercial aerospace flight equipment of $0.3 billion, direct and private fund equity investments of $0.3 billion, repossessed assets of $0.2 billion, prepaid expenses of $0.1 billion and investment in aerospace securities of $0.1 billion. The remaining balance includes furniture and fixtures, miscellaneous receivables and other assets.

Results and Trends in Relation to the Prior Quarter

      The following analysis is provided in addition to the year-over-prior year period analysis in order to discuss trends in our business in the periods subsequent to our July 2002 IPO.

      Net income for the quarter ended March 31, 2003 was $127.0 million, or $0.60 per diluted share, compared to $141.3 million, or $0.67 per diluted share for the quarter ended December 31, 2002. The table that follows presents results for the quarters ended March 31, 2003 and December 31, 2002, both in amount and as a percentage of average earning assets ("AEA") ($ in millions):

                                                                    Quarter ended             Quarter ended
                                                                    March 31, 2003          December 31, 2002
                                                                   ------------------      -------------------
                                                                     Amount     % AEA        Amount      % AEA
                                                                   ---------    -----      ---------     -----
Finance income .................................................   $   939.2    10.86%     $   971.7     11.89%
Interest expense ...............................................       346.7     4.01          340.0      4.16
                                                                   ---------    -----      ---------     -----
Net finance income .............................................       592.5     6.85          631.7      7.73
Depreciation on operating lease equipment ......................       278.8     3.22          277.3      3.39
                                                                   ---------    -----      ---------     -----
Net finance margin .............................................       313.7     3.63          354.4      4.34
Provision for credit losses ....................................       103.0     1.19          133.4      1.64
                                                                   ---------    -----      ---------     -----
Net finance margin after provision for credit losses ...........       210.7     2.44          221.0      2.70
Other revenue ..................................................       235.5     2.72          257.1      3.15
                                                                   ---------    -----      ---------     -----
Operating margin ...............................................       446.2     5.16          478.1      5.85
Salaries and general operating expenses ........................       233.6     2.70          242.1      2.96
                                                                   ---------    -----      ---------     -----
Income before provision for income taxes .......................       212.6     2.46          236.0      2.89
Provision for income taxes .....................................       (82.9)   (0.96)         (92.0)    (1.13)
Minority interest in subsidiary trust holding solely
   debentures of the Company, after tax ........................        (2.7)   (0.03)          (2.7)    (0.03)
                                                                   ---------    -----      ---------     -----
Net income .....................................................   $   127.0     1.47%     $   141.3      1.73%
                                                                   =========    =====      =========     =====
Net income per share--basic and diluted ........................   $    0.60               $    0.67
                                                                   =========               =========
Average Earning Assets (AEA) ...................................   $34,600.6               $32,693.2
                                                                   =========               =========

      The reduction in net income from the prior quarter reflected lower interest margin and other revenue, the effects of which were partially mitigated by lower charge-offs and reduced operating expenses.

      Net finance margin, at 3.63% of average earning assets for the current quarter, declined from 4.34% during the prior quarter. The decline primarily reflects the following factors: the continuation of higher funding costs associated with our term funding initiatives and liquidity position, coupled with lower cost debt maturities and including the impact of fair value adjustments in conjunction with the Tyco acquisition (26 basis points); lower fees due to reduced volume (15 basis points); lower yields on the liquidating portfolios (14 basis points) and reduced rental rates on the aerospace portfolio (7 basis points). Risk adjusted margin (net finance margin after provision for credit losses) declined to $210.7 million or 2.44%, from $221.0 million or 2.70% last quarter, as the decline in net finance margin was in part offset by reduced charge-offs.

      The positive impact on risk adjusted margin due to fair value adjustments to mark finance receivables and debt to market remaining from the Tyco acquisition was 19 and 38 basis points for the quarters ended March 31, 2003 and December 31, 2002, respectively.

      Operating lease equipment increased modestly ($126.8 million) over last quarter, primarily due to large-ticket equipment in the Capital Finance unit. As a result, depreciation expense was flat in relation to the prior quarter. Our depreciable assets range from smaller-ticket, shorter-term leases (e.g. computers) to larger-ticket, longer-term leases (e.g. commercial aircraft and rail assets). Operating lease margin (rental income less depreciation expense) as a percentage of average operating lease equipment was 6.1% during the quarter ended March 31, 2003 versus 6.8% during the prior quarter, reflecting pressure on aerospace rental rates.

      Total charge-offs during the March quarter were $114.3 million (1.61%), including $13.8 million of telecommunication loan charge-offs, compared to $154.5 million (2.32%) during the prior quarter. The tables that follow detail charge-offs for the current and prior quarters by segment, both in amount and as a percentage of average finance receivables. In addition to total amounts, charge-offs relating to the liquidating and telecommunications portfolios are also presented to provide enhanced analysis ($ in millions):


Net Charge-offs:                                                      Quarter Ended March 31, 2003
                                                  ------------------------------------------------------------
                                                                            Before            Liquidating and
                                                        Total         Liquidating/Telecom   Telecommunications
                                                  -----------------   ------------------    ------------------
Equipment Financing and Leasing ...............   $ 39.9    2.07%      $31.5      1.76%      $ 8.4      6.48%
Specialty Finance -- commercial ...............     31.0    1.73%       30.6      1.71%        0.4      8.65%
Commercial Finance ............................     16.6    0.80%       16.6      0.80%        ---        --
Structured Finance ............................     13.8    1.90%         --        --        13.8      8.23%
                                                  ------               -----                 -----
  Total Commercial Segments ...................    101.3    1.55%       78.7      1.27%       22.6      7.48%
Specialty Finance -- consumer .................     13.0    2.36%        6.6      1.92%        6.4      3.09%
                                                  ------               -----                 -----
  Total .......................................   $114.3    1.61%      $85.3      1.30%      $29.0      5.70%
                                                  ======               =====                 =====


Net Charge-offs:                                                 Quarter Ended December 31, 2002
                                                  ------------------------------------------------------------
                                                                            Before            Liquidating and
                                                        Total         Liquidating/Telecom   Telecommunications
                                                  -----------------   ------------------    ------------------
Equipment Financing and Leasing ...............   $ 71.1    3.23%     $ 57.8      2.81%      $13.3      9.25%
Specialty Finance -- commercial ...............     23.2    1.55%       21.2      1.42%        2.0     36.36%
Commercial Finance ............................     33.5    1.92%       33.5      1.92%         --        --
Structured Finance ............................     15.5    2.24%         --        --        15.5      8.75%
                                                  ------              ------                 -----
   Total Commercial Segments ..................    143.3    2.33%      112.5      1.93%       30.8      9.44%
Specialty Finance -- consumer .................     11.2    2.24%        6.1      2.11%        5.1      2.42%
                                                  ------              ------                 -----
   Total ......................................   $154.5    2.32%     $118.6      1.94%      $35.9      6.68%
                                                  ======              ======                 =====

      Total telecommunication and liquidating charge-offs were down $6.9 million from last quarter, largely in the trucking and franchise portfolios. Before liquidating portfolio charge-offs and telecommunication charge-offs covered by specific 2002 reserving actions, charge-offs were $85.3 million (1.30% of average finance receivables) for the current quarter, down from $118.6 million (1.94%) last quarter. The improvement from last quarter primarily reflects declines in both the Equipment Financing and Business Credit units, partially offset by higher Specialty Finance -- commercial charge-offs this quarter, which included higher losses in the small business loan and leasing units. These small business loan and leasing units were transferred from Equipment Financing to Specialty Finance during the quarter. The Equipment Financing trend reflected lower charge-offs in the construction and industrial equipment businesses, while the Business Credit improvement followed a number of large write-offs during the prior quarter in connection with concluding several loan workouts.

      For the quarter ended March 31, 2003, other revenue totaled $235.5 million, down from $257.1 million for the quarter ended December 31, 2002, reflecting lower fee income and factoring revenues on lower volumes, partially offset by a modest increase in equipment gains, primarily in the Specialty Finance -- commercial unit. Securitization gains during the current quarter totaled $30.7 million, 14.4% of pretax income, on volume of $1,237 million, compared to $30.5 million, 12.9% of pretax income, on volume of $1,189 million during the prior quarter. The components of other revenue are set forth in the following table ($ in millions):

                                                           Quarter Ended
                                                    ---------------------------
                                                    March 31,      December 31,
                                                      2003             2002
                                                    ---------      ------------
Fees and other income ...........................     $144.7          $169.2
Factoring commissions ...........................       46.9            55.1
Gains on securitizations ........................       30.7            30.5
Gains on sales of leasing equipment .............       17.6             8.7
Loss on venture capital investments .............       (4.4)           (6.4)
                                                      ------          ------
  Total .........................................     $235.5          $257.1
                                                      ======          ======

      Salaries and general operating expenses were $233.6 million for the current quarter, compared to $242.1 million reported for the December 31, 2002 quarter. The decrease from last quarter included lower legal, repossession and collection expenses. Salaries and general operating expenses were 2.08% of average managed assets during the quarter, versus 2.18% for the prior quarter. The efficiency ratio for the quarter (salaries and general operating expenses divided by operating margin, excluding provision for credit losses) was 42.5% as compared to 39.6% in the prior quarter, as the decline in our margin and other revenue negatively impacted the ratio. Headcount was 5,845 at March 31, 2003 compared to 5,835 at December 31, 2002.

Risk Management

      We performed additional risk management procedures in 2002 and into 2003 in light of the factors discussed previously in the "Key Business Initiatives and Trends" section. Our ongoing risk management activities, beyond these special liquidity and capital measures, are described more fully in the sections that follow. Our business activities involve various elements of risk. We consider the principal types of risk to be credit risk (including credit, collateral and equipment risk) and market risk (including interest rate, foreign currency and liquidity risk.)

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

      We review and monitor credit exposures, both owned and managed, on an ongoing basis to identify, as early as possible, those customers that may be experiencing declining creditworthiness or financial difficulty, and periodically evaluate our finance receivables across the entire organization. We monitor concentrations by borrower, industry, geographic region and equipment type, and we adjust limits as conditions warrant to minimize the risk of substantial credit loss. We have maintained a standard practice of reviewing our aerospace portfolio regularly and, in accordance with SFAS 13 and SFAS 144, we test for asset impairment based upon projected cash flows and relevant market data, with any impairment in value charged to operating earnings. Given the developments in the aerospace sector during 2002 and into 2003, performance, profitability and residual values relating to aerospace assets were reviewed more frequently with the Executive Credit Committee.

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

Credit Risk Management

      We have developed systems specifically designed to manage credit risk in each of our business segments. We evaluate financing and leasing assets for credit and collateral risk during the credit granting process and periodically after the advancement of funds. The Corporate Credit Risk Management group, which reports to the Chief Risk Officer, oversees and manages credit risk throughout CIT. This group includes senior credit executives aligned with each of the business units, as well as a senior executive with corporate-wide asset recovery and workout responsibilities. In addition, our Executive Credit Committee, which includes the Chief Executive Officer, the Chief Risk Officer, members of the Corporate Credit Risk Management group and group Chief Executive Officers, approves large transactions and transactions which are outside of established target market definitions and risk acceptance criteria or which exceed the strategic business units' credit authority. The Corporate Credit Risk Management group also includes an independent credit audit function.

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

Commercial

      The commercial credit management process (other than small ticket leasing transactions) starts with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including collecting past due balances and liquidating underlying collateral.

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

Consumer and Small Ticket Leasing

      For consumer transactions and small ticket leasing transactions, we employ proprietary automated credit scoring models by loan type that include both customer demographics and credit bureau characteristics. The profiles emphasize, among other things, occupancy status, length of residence, length of employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information and combined loan to value ratio. The models are used to assess a potential borrower's credit standing and repayment ability considering the value or adequacy of property offered as collateral. Our credit criteria include reliance on credit scores, including those based upon both our proprietary internal credit scoring model and external credit bureau scoring, combined with judgment. The credit scoring models are regularly reviewed for effectiveness utilizing statistical tools.

      We regularly evaluate the consumer loan portfolio and the small ticket leasing portfolio using past due, vintage curve and other statistical tools to analyze trends and credit performance by loan type, including analysis of specific credit characteristics and other selected subsets of the portfolios. Adjustments to credit scorecards and lending programs are made when deemed appropriate. Individual underwriters are assigned credit authority based upon their experience, performance and understanding of the underwriting policies and procedures of our consumer and small-ticket leasing operations. A credit approval hierarchy also exists to ensure that an underwriter with the appropriate level of authority reviews all applications. See "Provision for Credit Losses."

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

      Our Capital Committee sets policies, oversees and guides the interest rate and currency risk management process, including establishment and monitoring of risk metrics, and ensures the implementation of those policies. Other risks monitored by the Capital Committee include derivative credit risk and liquidity risk. The Capital Committee meets periodically and includes the Chief Executive Officer, the Chief Financial Officer, the Treasurer, and the Controller, with business unit executives serving on a rotating basis.

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

      We target to match the basis of assets with that of our liabilities (i.e. fixed rate assets funded with fixed rate liabilities and floating rate assets funded with floating rate liabilities), while also targeting to preserve the economic returns of our assets through duration matching. Interest rate swaps are an effective means of achieving our target matched funding objectives by converting debt to the desired basis and duration.

      Interest rate swaps with notional principal amounts of $9.0 billion at March 31, 2003 and $7.8 billion at December 31, 2002 were designated as hedges against outstanding debt. The increase in notional principal amounts of interest rate swaps during the current quarter consisted of a $843 million increase in fixed to floating-rate swaps (fair value hedges) and a $388 million increase in floating to fixed-rate swaps (cash flow hedges). This trend reflects a higher level and proportion of variable-rate assets, as well as management's strategy to better match the duration of assets and liabilities, as funding actions of last year resulted in a lengthening of liability duration.

      The  following  table   summarizes  the  composition  of  our  assets  and
liabilities before and after swaps at March 31, 2003:

                              Before Swaps                    After Swaps
                      --------------------------      --------------------------
                      Fixed Rate   Floating Rate      Fixed Rate   Floating Rate
                      ----------   -------------      ----------   -------------

Assets ............       51%          49%                51%          49%
Liabilies .........       62%          38%                55%          45%

      A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown in the following table ($ in millions):


                                             Quarter Ended March 31, 2003
                                       -----------------------------------------
                                          Before Swaps           After Swaps
                                       -----------------     -------------------
Commercial paper and variable rate
  senior notes and bank credit
  facilities ........................  $12,704.5   1.94%     $14,751.9    2.80%
Fixed rate senior and subordinated
  notes .............................   19,695.7   6.32%      17,648.3    6.10%
                                       ---------             ---------
Composite ...........................  $32,400.2   4.61%     $32,400.2    4.60%
                                       =========             =========

                                           Quarter Ended December 31, 2002
                                       -----------------------------------------
                                          Before Swaps           After Swaps
                                       -----------------     -------------------
Commercial paper and variable rate
  senior notes and bank credit
  facilities ........................  $12,344.2   2.09%     $13,103.1    2.82%
Fixed rate senior and subordinated
  notes .............................   18,055.3   6.20%      17,296.4    5.87%
                                       ---------             ---------
Composite ...........................  $30,399.5   4.54%     $30,399.5    4.56%
                                       =========             =========

                                             Quarter Ended March 31, 2002
                                       -----------------------------------------
                                          Before Swaps           After Swaps
                                       -----------------     -------------------
Commercial paper and variable rate
  senior notes and bank credit
  facilities ........................  $19,300.1   2.15%     $16,034.9    2.26%
Fixed rate senior and subordinated
  notes .............................   15,832.2   5.58%      19,097.4    5.66%
                                       ---------             ---------
Composite ...........................  $35,132.3   3.69%     $35,132.3    4.11%
                                       =========             =========

      The weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred over the life of the borrowings had we chosen to manage interest rate risk without the use of such swaps. Derivatives are discussed further in Note 5 -- Derivative Financial Instruments to the Consolidated Financial Statements.

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

      An immediate hypothetical 100 basis point increase in the yield curve on April 1, 2003 would have reduced net income by an estimated $15 million after tax over the next twelve months, while a decrease in the yield curve would have increased net income by a like amount. A 100 basis point parallel increase in the yield curve on January 1, 2003 would have reduced net income by an estimated $16 million after-tax over the following twelve months, with a decrease in the yield curve having caused an increase in net income of a like amount. Although management believes that this measure provides a meaningful estimate of our interest rate sensitivity, it does not account for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet and other business developments that could affect net income. Accordingly, no assurance can be given that actual results would not differ materially from the potential outcome simulated by our computer modeling. Further, it does not necessarily represent management's current view of future market interest rate movements.

      We also utilize foreign currency exchange forward contracts to hedge currency risk underlying our net investments in foreign operations and cross currency interest rate swaps to hedge both foreign currency and interest rate risk underlying foreign debt. At March 31, 2003, CIT was party to foreign currency exchange forward contracts with notional amounts totaling $2.7 billion and maturities ranging from 2003 to 2006. CIT was also party to cross currency interest rate swaps with notional amounts totaling $1.4 billion and maturities ranging from 2003 to 2027. At December 31, 2002, CIT was party to foreign currency exchange forward contracts with notional amounts totaling $3.0 billion. CIT was also party to cross currency interest rate swaps with notional amounts totaling $1.5 billion. At March 31, 2002, CIT was party to $3.4 billion in notional principal amount of foreign currency exchange forward contracts and $2.4 billion in notional principal amount of cross currency swaps that were designated as currency-related debt hedges. Translation gains and losses of the underlying foreign net investment, as well as offsetting derivative gains and losses on designated hedges, are reflected in other comprehensive income in the Consolidated Balance Sheet.

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

      Liquidity Risk Management -- Liquidity risk refers to the risk of CIT being unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding and committed alternate sources of funding. The primary funding sources are commercial paper (U.S.), long-term debt (U.S. and International) and asset-backed securities (U.S. and Canada). Included as part of our securitization programs are committed asset-backed commercial paper programs in the U.S. and Canada. We also maintain committed bank lines of credit to provide backstop support of commercial paper borrowings and local bank lines to support our international operations.
Additional sources of liquidity are loan and lease payments from customers, whole loan asset sales and loan syndications.

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

Liquidity

      The commercial paper program closed the quarter at $4.5 billion, down from $5.0 billion at December 31, 2002. The drop in outstanding balance from December corresponded with the emphasis on term funding during the quarter. Our targeted program size remains at $5 billion and our goal is to maintain at least 100% back-up liquidity.

      During the quarter, existing bank facilities were paid down further, maintaining backstop liquidity to fully cover all outstanding commercial paper. At March 31, 2003, we had total bank credit facilities of $7,035 million, of which $1,300 million was drawn (down from drawn facilities of $2,118 million at December 31, 2002). Accordingly, undrawn backstop liquidity coverage of outstanding commercial paper was approximately 128% at March 31, 2003. The quarterly activity included repayment and retirement of a C$500 million ($340 million)

364-day bank facility. In April 2003, a $765 million undrawn facility expired and was not renewed, but our coverage remains in excess of 100% of outstanding commercial paper. Our remaining facilities include a $3,720 million facility, undrawn and available, which expires March 2005, and two other facilities expiring periodically during 2003.

      In addition to the commercial paper markets, CIT accesses the unsecured term debt markets. From time to time, CIT files registration statements for debt securities, which it may sell in the future. At March 31, 2003, we had $3.8 billion of registered, but unissued, debt securities available under a shelf registration statement. Term-debt issued during the quarter consisted of a $1.0 billion three-year, fixed-rate global issue and $2.6 billion in variable-rate medium-term notes. In November 2002, we introduced a retail note program, in which we offer senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During the quarter, we issued $752 million under this program. As of March 31, 2003, we had issued $1.5 billion of notes under this program having maturities of between 2 and 10 years.

      To further strengthen our funding flexibility, we maintain committed asset backed facilities, which cover a range of assets from equipment to consumer home equity receivables, and trade accounts receivable. While these facilities are predominately in the U.S., we also maintain facilities for Canadian domiciled assets. As of March 31, 2003, we had approximately $2.3 billion of availability in our committed asset-backed facilities and $3.4 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program. Securitization volume was $1.2 billion, unchanged from the prior quarter.

      Our credit ratings are shown for March 31, 2003, December 31, 2002, and March 31, 2002 in the following table:

                             At March 31, 2003        At December 31, 2002        At March 31, 2002
                          -----------------------    -----------------------   -----------------------
                          Short Term    Long Term   Short Term     Long Term   Short Term    Long Term
                          ----------   ----------   ----------    ----------   ----------   ----------
Moody's .................     P-1          A2           P-1           A2           P-1          A2
Standard & Poor's .......     A-1           A           A-1            A           A-2          A-
Fitch ...................     F1            A           F1             A           F2           A-

--------------------------------------------------------------------------------
The credit ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

      We have some material covenants within our legal documents that govern our funding sources. The most significant covenant in CIT's indentures and credit agreements is a negative pledge provision, which limits granting or permitting liens on our assets, but provides for exceptions for certain ordinary course liens needed to operate our business. During the quarter ended March 31, 2003, we successfully completed a consent solicitation to amend the negative pledge provision in our 1994 debt indenture. This action conforms the 1994 debt indenture to our other agreements and provides flexibility in structuring our securitizations as accounting sales or secured financings. Various credit agreements also contain a minimum net worth test of $3.75 billion.

      The following tables summarize various contractual obligations, selected contractual cash receipts and contractual commitments as of March 31, 2003. Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded ($ in millions):

                                                                Payments and Collections by Period
                                                ---------------------------------------------------------------
                                                           Remaining                                     After
Contractual Obligations                           Total      2003        2004       2005      2006       2006
                                                --------   --------   ---------  ---------   -------   --------
Commercial paper ............................   $4,490.5   $4,490.5   $      --  $      --   $    --   $     --
Bank credit facilities ......................    1,300.0    1,300.0          --         --        --         --
Variable-rate term debt .....................    6,609.2    3,006.8     2,527.4      829.1      31.0      214.9
Fixed-rate term debt ........................   20,152.1    3,188.4     3,520.9    3,378.0   2,311.1    7,753.7
Lease rental expense ........................      209.4       48.5        47.5       38.5      27.4       47.5
                                                --------   --------   ---------  ---------   -------   --------
Total contractual obligations ...............   32,761.2   12,034.2     6,095.8    4,245.6   2,369.5    8,016.1
                                                --------   --------   ---------  ---------   -------   --------
Finance receivables(1) ......................   28,654.6   11,780.6     3,900.3    2,770.3   1,757.9    8,445.5
Operating lease rental income ...............    3,279.1    1,052.0       755.2      471.1     303.3      697.5
Finance receivables held for sale(2) ........    1,273.0    1,273.0          --         --        --         --
Cash - current balance ......................    2,025.4    2,025.4          --         --        --         --
                                                --------   --------   ---------  ---------   -------   --------
Total projected cash availability ...........   35,232.1   16,131.0     4,655.5    3,241.4   2,061.2    9,143.0
                                                --------   --------   ---------  ---------   -------   --------
Net projected cash inflow
   (outflow) ................................   $2,470.9   $4,096.8   $(1,440.3) $(1,004.2)  $(308.3)  $1,126.9
                                                ========   ========   =========  =========   =======   ========

--------------------------------------------------------------------------------
(1) Based upon contractual cash flows; amount could differ due to prepayments, charge-offs and other factors.
(2) Based upon management's intent to sell rather than contractual maturities of underlying assets.


                                                    Commitment Expiration by Period
                                    ---------------------------------------------------------------
                                               Remaining                                     After
Contractual Commitments               Total      2003        2004       2005      2006       2006
------------------------            ---------  ---------   --------   --------  --------   --------
Aircraft purchases ...............  $3,590.0   $  700.0      $839.0   $1,248.0    $711.0     $ 92.0
Credit extensions ................   3,572.4    3,160.2        78.4       28.7      53.0      252.1
Letters of credit ................   1,082.4    1,077.7         4.7         --        --         --
Sale-leaseback payments ..........     494.6        8.3        28.5       28.5      28.5      400.8
Manufacturer purchase
  commitments ...................      280.6      280.6          --         --        --         --
Venture capital funds ............     158.1         --         2.5        0.4        --      155.2
Guarantees .......................      81.7       81.7          --         --        --         --
Acceptances ......................       5.7        5.7          --         --        --         --
                                    --------   --------      ------   --------    ------     ------
Total Commitments ................  $9,265.5   $5,314.2      $953.1   $1,305.6    $792.5     $900.1
                                    ========   ========      ======   ========    ======     ======

      See the "-- Overview" and "-- Net Finance Margin" sections for information regarding the impact of our liquidity and capitalization plan on results of operations.

Capitalization

      The following table presents information regarding our capital structure ($ in millions):


                                                                              March 31,        December 31,
                                                                                2003              2002
                                                                              ---------       ------------
Commercial paper ..........................................................   $ 4,490.5        $ 4,974.6
Bank credit facilities ....................................................     1,300.0          2,118.0
Term debt .................................................................    26,761.3         24,588.7
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company
  ("Preferred Capital Securities") ........................................       256.8            257.2
Stockholders' equity(1) ...................................................     5,076.7          4,968.5
                                                                              ---------        ---------
Total capitalization ......................................................    37,885.3         36,907.0
Goodwill ..................................................................      (384.4)          (384.4)
                                                                              ---------        ---------
Total tangible capitalization .............................................   $37,500.9        $36,522.6
                                                                              =========        =========
Total tangible stockholders' equity .......................................   $ 4,692.3        $ 4,584.1
                                                                              =========        =========
Tangible stockholders' equity(1) and Preferred Capital Securities
  to managed assets .......................................................       10.42%           10.44%
Total debt (excluding overnight deposits) to tangible stockholders'
  equity(1) and Preferred Capital Securities ..............................        6.29x            6.22x

--------------------------------------------------------------------------------
(1) Stockholders' equity excludes accumulated other comprehensive loss relating to derivative financial instruments and unrealized gains on equity and securitization investments of $80.1 million and $97.8 million at March 31, 2003 and December 31, 2002, respectively, as these losses are not necessarily indicative of amounts which will be realized.

      The Company-obligated mandatorily redeemable preferred securities are 7.70% Preferred Capital Securities issued in 1997 by CIT Capital Trust I, a wholly-owned subsidiary. CIT Capital Trust I invested the proceeds of that issue in Junior Subordinated Debentures of CIT having identical rates and payment dates.

      See "Liquidity Risk Management" for discussion of risks impacting our liquidity and capitalization.

Securitization and Joint Venture Activities

      We utilize special purpose entities (SPE's) and joint ventures in the normal course of business to execute securitization transactions and conduct business in key vendor relationships.

      Securitization Transactions -- SPE's are used to achieve "true sale" and bankruptcy remote requirements for these transactions in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Pools of assets are originated and sold to special purpose entities, which in turn issue debt securities to investors solely backed by asset pools. Accordingly, CIT has no legal obligations to repay the investment certificates in the event of a default by the SPE. CIT retains the servicing rights and participates in certain cash flows of the pools. The present value of expected net cash flows that exceeds the estimated cost of servicing is recorded in other assets as a "retained interest." Assets securitized are shown in our managed assets and our capitalization ratios on managed assets. Under the recently issued rules relating to consolidation and SPE's, non-qualifying securitization entities will have to be consolidated. Based on our preliminary analysis, we believe that all of our public asset-backed structures and the majority of our conduit facilities will continue to qualify as off-balance sheet transactions. As part of these related activities, the Company enters into hedge transactions with the trusts
(SPE) in order to protect the trust against interest rate risk. CIT insulates its associated risk by entering into offsetting swap transactions with third parties. The net effect is to protect the trust from interest rate risk, while also protecting CIT from interest rate risk. The notional amount of these swaps was $3.9 billion at March 31, 2003. During the quarter ended March 31, 2003, we successfully completed a consent solicitation to amend the negative pledge provision in our 1994 debt indenture. This action conforms the 1994 debt indenture to our other agreements and provides flexibility in structuring our securitizations as accounting sales or secured financings.

      Joint Ventures -- We utilize joint ventures to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. The vendor partner and CIT jointly own these distinct legal entities, and there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See related Financial Accounting Standards Board ("FASB") Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" discussion in "Accounting and Technical Pronouncements" and disclosure in Note 11 -- Certain Relationships and Related Transactions.

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

      Investments -- Investments, for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, the majority of which are venture capital equity investments, are accounted for under the cost method. Management uses judgment in determining when an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. As of March 31, 2003, the balance of venture capital equity investments was $334.3 million. A 10% fluctuation in value of these investments equates to $0.10 in earnings per share.

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

      Reserve for Credit Losses -- Our consolidated reserve for credit losses is periodically reviewed for adequacy based on portfolio collateral values and credit quality indicators, including charge-off experience, levels of past due loans and non-performing assets, evaluation of portfolio diversification/concentration and economic conditions. We review finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse from manufacturers. This information is reviewed formally on a quarterly basis with senior management, including the CEO, CFO, Chief Risk Officer and Controller among others, in conjunction with setting the reserve for credit losses.

      The reserve for credit losses is set and recorded based on the development of three key components (1) specific reserves for collateral dependent loans which are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical credit trends and, (3) general reserves for estimation risk. As of March 31, 2003, the reserve for credit losses was $757.0 million or 2.64% of finance receivables and 77.9% of past due receivables. A $10.0 million change in the reserve for credit losses equates to the following variances: 3 basis points (0.03%) in the percentage of reserves to finance receivables; 103 basis points (1.03%) in the percentage of reserves to past due receivables and $0.03 in earnings per share.

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

      Lease Residual Values -- Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. Management performs periodic reviews of the estimated residual values, with impairment, other than temporary, recognized in the current period. As of March 31, 2003, our direct financing lease residual balance was $2,520 million and our operating lease equipment balance was $6,831 million. A 10 basis points (0.1%) fluctuation in the total of these amounts equates to $0.03 in earnings per share.

      Goodwill -- CIT adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001, the beginning of CIT's fiscal 2002. The Company determined that there was no impact of adopting this new standard under the transition provisions of SFAS No. 142. Since adoption, goodwill is no longer amortized, but instead will be assessed for impairment at least annually. During this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. See "--Goodwill and Other Intangible Assets Amortization" for a discussion of our impairment analysis. Goodwill was $384.4 million at March 31, 2003. A 10% fluctuation in the value of goodwill equates to $0.18 in earnings per share.

Accounting and Technical Pronouncements

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This pronouncement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. SFAS No. 148 also expands the disclosure requirements with respect to stock-based compensation. CIT does not intend to change to the fair value method of accounting. The required expanded disclosure is included in the March 31, 2003 financial statements and notes thereto.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The expanded disclosure requirements are required for financial statements ending after December 15, 2002, while the liability recognition provisions are applicable to all guarantee obligations modified or issued after December 31, 2002. The expanded disclosure requirements are included in our March 31, 2003 financial statements and notes thereto.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires additional disclosure with respect to these entities. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and applies for reporting periods beginning after June 15, 2003 for entities that existed prior to February 1, 2003. This new interpretation is not expected to have a significant impact on our financial position or results of operations. The expanded disclosure requirements are included in our March 31, 2003 financial statements and notes thereto.

      On April 30, 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This pronouncement amends and clarifies financial accounting and reporting for certain derivative instruments, including certain derivative instruments embedded in other contracts. This pronouncement is effective for all contracts entered into or modified after June 30, 2003. We are currently assessing the impact of SFAS 149.

Statistical Data

      The following table presents components of net income as a percent of AEA, along with other selected financial data ($ in millions):

                                                           Quarters Ended
                                                              March 31,
                                                       -----------------------
                                                         2003          2002
                                                       ---------     ---------
Finance income .....................................       10.86%        12.29%
Interest expense ...................................        4.01          3.86
                                                       ---------     ---------
  Net finance income ...............................        6.85          8.43
Depreciation on operating lease equipment ..........        3.22          3.45
                                                       ---------     ---------
  Net finance margin ...............................        3.63          4.98
Provision for credit losses ........................        1.19          2.17
                                                       ---------     ---------
Net finance margin, after provision for
  credit losses ....................................        2.44          2.81
Other revenue ......................................        2.72          2.58
                                                       ---------     ---------
Operating margin ...................................        5.16          5.39
                                                       ---------     ---------
Salaries and general operating expenses ............        2.70          2.60
Goodwill impairment ................................          --         50.13
Interest expense -- TCH ............................          --          3.39
                                                       ---------     ---------
Operating expenses .................................        2.70         56.12
                                                       ---------     ---------
Income (loss) before income taxes ..................        2.46        (50.73)
Provision for income taxes .........................       (0.96)        (0.56)
Minority interest in subsidiary trust holding
  solely debentures of the Company .................       (0.03)        (0.03)
                                                       ---------     ---------
  Net income (loss) ................................        1.47%       (51.32)%
                                                       =========     =========
Average earning assets .............................   $34,600.6     $36,006.6
                                                       =========     =========

Item 4. Controls and Procedures.

      Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that the information that the Company must disclose in its reports filed under the Securities Exchange Act of 1934 is communicated and processed in a timely manner. Albert R. Gamper, Jr., Chairman, President and Chief Executive Officer, and Joseph M. Leone, Executive Vice President and Chief Financial Officer, participated in this evaluation.

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

      During our fiscal 2002 financial reporting process, management, in consultation with the Company's independent accountants, identified a deficiency in our tax financial reporting process relating to the calculation of deferred tax assets and liabilities which constitutes a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management believes that this matter has not had any material impact on our financial statements. Management has established a project plan and has completed the design of processes and controls to address this deficiency. The development phase is ongoing, will include process and control refinements, and the project is progressing according to the project plan. The completion of this project is anticipated in 2003.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      On April 10, 2003, a putative class action lawsuit, asserting claims under the Securities Act of 1933, was filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and its Chief Financial Officer. The lawsuit contains allegations that the registration statement and prospectus prepared and filed in connection with the IPO were materially false and misleading, principally with respect to the adequacy of CIT's telecommunications-related loan loss reserves at the time. The lawsuit purports to be brought on behalf of all those who purchased CIT common stock in or traceable to the IPO, and seeks, among other relief, unspecified damages or rescission for those alleged class members who still hold CIT stock and unspecified damages for other alleged class members. Additional similar lawsuits have also been filed, including, in one case, as defendants, some of the underwriters and former directors of CIT. CIT believes that the allegations in each of these actions are without merit and that its disclosures were proper, complete and accurate. CIT intends to vigorously defend itself against these actions.

      In addition, in the ordinary course of business, there are various legal proceedings pending against CIT. Management believes that the aggregate liabilities, if any, arising from such actions, including the class action suit above, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of CIT.


Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

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

            3.4   By-laws of the Company  (incorporated  by reference to Exhibit
                  3.4 to Form 8-K filed by CIT on July 10, 2002.)

            4.1 Indenture dated as of August 26, 2002 by and among CIT Group Inc., Bank One Trust Company, N.A., as Trustee and Bank One NA, London Branch, as London Paying Agent and London
                  Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

            12.1 CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

            99.1  Certification  of Albert R. Gamper,  Jr. pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

                  Current Report on Form 8-K, dated January 21, 2003, reporting that the Board of Directors (i) declared a quarterly dividend of $0.12 per share and (ii) expanded the Board of Directors to eight members and appointed two new members.

                  Current report on Form 8-K, dated January 23, 2003, reporting CIT's financial results as of and for the quarter ended December 31, 2002.

                  Current Report on Form 8-K, dated February 18, 2003, announcing the commencement of a consent solicitation to amend the indenture under which CIT's $250,000,000 in principal amount of 6.625% Senior Debt Securities due 2005 were issued.

                  Current Report on Form 8-K, dated February 18, 2003, announcing that CIT had received the consent from more that 66 2/3% in aggregate principal amount of the holders of its $250,000,000 in principal amount of 6.625% Senior Debt Securities due 2005 to amend the indenture under which such debt securities were issued.

                  Current report on Form 8-K, dated March 5, 2003, filing slides from a presentation by management to investors at CIT's Investor Day conference on March 5, 2003.

                  Current report on Form 8-K, dated March 25, 2003, reporting the financing relationship of CIT with Avianca Airlines.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CIT GROUP INC.

                                  By:         /s/ JOSEPH M. LEONE
                                      ..........................................
                                                   Joseph M. Leone
                                      Executive Vice President, Chief Financial
                                       Officer and Principal Accounting Officer
May 13, 2003

                                 CERTIFICATIONS

I, Albert R. Gamper, Jr., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of CIT Group Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
      controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

                                            /s/ Albert R. Gamper, Jr.
                                 ...............................................
                                              Albert R. Gamper, Jr.
                                 Chairman, President and Chief Executive Officer

I, Joseph M. Leone, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of CIT Group Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

                                             /s/ JOSEPH M. LEONE
                            ....................................................
                                               Joseph M. Leone
                            Executive Vice President and Chief Financial Officer