Form 10-Q
period 2003-07-30
CIT GROUP INC
filed 2003-08-12
CIK 1171825

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-Q

                                   ----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

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

      As of July 31, 2003, there were 211,634,107 shares of the Registrant's common stock outstanding.

================================================================================

                        CIT GROUP INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         Part I--Financial Information:

Item 1 Consolidated Financial Statements (Unaudited)......................   1
       Consolidated Balance Sheets........................................   1
       Consolidated Statements of Income..................................   2
       Consolidated Statements of Stockholders' Equity....................   3
       Consolidated Statements of Cash Flows..............................   4
       Notes to Consolidated Financial Statements.........................  5-18
Item 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations and Quantitative and
         Qualitative Disclosure about Market Risk......................... 19-51
Item 4 Controls and Procedures............................................  51

                      Part II--Other Information:

Item 1 Legal Proceedings..................................................  52
Item 4 Submission of Matters to a Vote of Security Holders................  52
Item 6 Exhibits and Reports on Form 8-K...................................  53
       Signatures.........................................................  54

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         CIT GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                       ($ in millions, except share data)

                                                          June 30,  December 31,
                                                            2003        2002
                                                         ---------  ------------
                                     ASSETS

Financing and leasing assets:
   Finance receivables ...............................   $28,413.6    $27,621.3
   Reserve for credit losses .........................      (754.9)      (760.8)
                                                         ---------    ---------
   Net finance receivables ...........................    27,658.7     26,860.5
   Operating lease equipment, net ....................     7,560.0      6,704.6
   Finance receivables held for sale .................     1,210.0      1,213.4
Cash and cash equivalents ............................     1,423.3      2,036.6
Goodwill, net ........................................       389.8        384.4
Other assets .........................................     4,942.9      4,732.9
                                                         ---------    ---------
Total Assets .........................................   $43,184.7    $41,932.4
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Debt:
   Commercial paper ..................................   $ 4,576.7    $ 4,974.6
   Variable-rate bank credit facilities ..............          --      2,118.0
   Variable-rate senior notes ........................     6,637.3      4,906.9
   Fixed-rate senior notes ...........................    21,216.8     19,681.8
                                                         ---------    ---------
Total debt ...........................................    32,430.8     31,681.3
Credit balances of factoring clients .................     2,471.6      2,270.0
Accrued liabilities and payables .....................     2,968.3      2,853.2
                                                         ---------    ---------
   Total Liabilities .................................    37,870.7     36,804.5
                                                         ---------    ---------
Commitments and Contingencies (Note 8)
Company-obligated mandatorily redeemable
   preferred securities of subsidiary
   trust holding solely debentures of the Company ....       256.4        257.2
Stockholders' Equity:
   Preferred stock, $0.01 par value,
     100,000,000 authorized; none issued .............          --           --
   Common stock, $0.01 par value, 600,000,000
     authorized; 211,634,107 issued and
     outstanding .....................................         2.1          2.1
   Paid-in capital, net of deferred compensation
     of $3.7 and $5.5 ................................    10,677.8     10,676.2
   Accumulated deficit ...............................    (5,393.8)    (5,606.9)
   Accumulated other comprehensive loss ..............      (228.5)      (200.7)
                                                         ---------    ---------
   Total Stockholders' Equity ........................     5,057.6      4,870.7
                                                         ---------    ---------
   Total Liabilities and Stockholders' Equity ........   $43,184.7    $41,932.4
                                                         =========    =========

           See Notes to Consolidated Financial Statements (Unaudited).

                         CIT GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     ($ in millions, except per share data)

                                                         For the Quarter            For the Six Months
                                                          Ended June 30,              Ended June 30,
                                                         ----------------           ------------------
                                                         2003        2002           2003          2002
                                                         ----        ----           ----          ----
Finance income .....................................    $943.2     $ 1,021.9       $1,882.4    $ 2,128.6
Interest expense ...................................     331.1         370.2          677.8        718.5
                                                        ------     ---------       --------    ---------
Net finance income .................................     612.1         651.7        1,204.6      1,410.1
Depreciation on operating lease equipment ..........     272.9         295.7          551.7        605.9
                                                        ------     ---------       --------    ---------
Net finance margin .................................     339.2         356.0          652.9        804.2
Provision for credit losses ........................     100.6         357.7          203.6        552.7
                                                        ------     ---------       --------    ---------
Net finance margin after provision for
   credit losses ...................................     238.6          (1.7)         449.3        251.5
Other revenue ......................................     217.6         246.1          453.1        478.2
                                                        ------     ---------       --------    ---------
Operating margin ...................................     456.2         244.4          902.4        729.7
                                                        ------     ---------       --------    ---------
Salaries and general operating expenses ............     227.4         237.9          461.0        472.1
Interest expense - TCH .............................        --         281.3             --        586.3
Goodwill impairment ................................        --       1,999.0             --      6,511.7
                                                        ------     ---------       --------    ---------
Operating expenses .................................     227.4       2,518.2          461.0      7,570.1
                                                        ------     ---------       --------    ---------
Income (loss) before provision for income taxes ....     228.8      (2,273.8)         441.4     (6,840.4)
(Provision) for income taxes .......................     (89.2)       (121.3)        (172.1)      (171.7)
Minority interest in subsidiary trust holding solely
   debentures of the Company, after tax ............      (2.7)         (2.7)          (5.4)        (5.4)
                                                        ------     ---------       --------    ---------
Net income (loss) ..................................    $136.9     $(2,397.8)      $  263.9    $(7,017.5)
                                                        ======     =========       ========    =========
Net income (loss) per basic share ..................    $ 0.65     $  (11.33)      $   1.25    $  (33.17)
                                                        ======     =========       ========    =========
Net income (loss) per diluted share ................    $ 0.65     $  (11.33)      $   1.24    $  (33.17)
                                                        ======     =========       ========    =========
Dividends per common share .........................    $ 0.12     $      --       $   0.24    $      --
                                                        ======     =========       ========    =========

Note: Per share calculations for the quarter and six months ended June 30, 2002 assume that common shares as a result of the July 2002 IPO (211.6 million) were outstanding during those time periods.

           See Notes to Consolidated Financial Statements (Unaudited).

                         CIT GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                                 ($ in millions)

                                                                                  Accumulated
                                                                                     Other           Total
                                              Common     Paid-in    Accumulated  Comprehensive   Stockholders'
                                               Stock     Capital      Deficit        (Loss)          Equity
                                              ------     -------    -----------  -------------   --------------

December 31, 2002 ..........................    $2.1    $10,676.2    $(5,606.9)      $(200.7)       $4,870.7
Net income .................................      --           --        127.0            --           127.0
Foreign currency translation adjustments ...      --           --           --           9.0             9.0
Unrealized loss on equity and securitization
  investments ..............................      --           --           --         (11.2)          (11.2)
Change in fair values of derivatives
  qualifying as cash flow hedges ...........      --           --           --          25.7            25.7
                                                                                                    --------
Total comprehensive income .................      --           --           --            --           150.5
                                                                                                    --------
Cash dividends .............................      --           --        (25.4)           --           (25.4)
Restricted common stock grants .............      --          0.8           --            --             0.8
                                                ----    ---------    ---------       -------        --------
March 31, 2003 .............................     2.1     10,677.0     (5,505.3)       (177.2)        4,996.6
                                                ----    ---------    ---------       -------        --------
Net income .................................      --           --        136.9            --           136.9
Foreign currency translation adjustments ...      --           --           --         (22.8)          (22.8)
Unrealized gain on equity and securitization
  investments ..............................      --           --           --           2.8             2.8
Minimum pension liability adjustment .......      --           --           --          (1.8)           (1.8)
Change in fair values of derivatives
  qualifying as cash flow hedges ...........      --           --           --         (29.5)          (29.5)
                                                                                                    --------
Total comprehensive income .................      --           --           --            --            85.6
                                                                                                    --------
Cash dividends .............................      --           --        (25.4)           --           (25.4)
Restricted common stock grants .............      --          0.8           --            --             0.8
                                                ----    ---------    ---------       -------        --------
June 30, 2003 ..............................    $2.1    $10,677.8    $(5,393.8)      $(228.5)       $5,057.6
                                                ====    =========    =========       =======        ========

           See Notes to Consolidated Financial Statements (Unaudited).

                         CIT GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in millions)

                                                           For the Six Months
                                                             Ended June 30,
                                                           ------------------
                                                           2003          2002
                                                           ----          ----
Cash Flows From Operations
Net income (loss) ..................................    $   263.9     $(7,017.5)
Adjustments to reconcile net income (loss)
   to net cash flows from operations:
   Goodwill impairment .............................           --       6,511.7
   Provision for credit losses .....................        203.6         552.7
   Depreciation and amortization ...................        569.7         625.8
   Provision for deferred federal
     income taxes ..................................        150.3          92.8
   Gains on equipment, receivable
     and investment sales ..........................       (119.3)       (128.8)
   Increase in other assets ........................       (201.8)       (181.4)
   Increase (decrease) in accrued
     liabilities and payables ......................          9.5        (269.6)
   Other ...........................................        (19.2)         (6.3)
                                                        ---------     ---------
Net cash flows provided by operations ..............        856.7         179.4
                                                        ---------     ---------
Cash Flows From Investing Activities
Loans extended .....................................    (25,040.9)    (23,435.1)
Collections on loans ...............................     21,180.1      20,488.8
Proceeds from asset and receivable sales ...........      3,859.9       6,753.2
Purchases of assets to be leased ...................     (1,355.0)     (1,028.2)
Net decrease in short-term factoring receivables ...       (205.9)     (1,272.2)
Purchase of finance receivable portfolios ..........       (534.4)        (26.0)
Purchase of investment securities ..................         (6.6)       (109.3)
Other ..............................................        (41.2)          4.3
                                                        ---------     ---------
Net cash flows (used for) provided by
   investing activities ............................     (2,144.0)      1,375.5
                                                        ---------     ---------
Cash Flows From Financing Activities
Proceeds from the issuance of variable
   and fixed-rate notes ............................      6,192.8      11,018.4
Repayments of variable and fixed-rate notes ........     (5,045.4)     (4,415.3)
Net decrease in commercial paper ...................       (397.9)     (7,982.1)
Net capitalization from Tyco
   and Tyco affiliates .............................           --         672.7
Net repayments of non-recourse
   leveraged lease debt ............................        (71.0)       (119.3)
Cash dividends paid ................................        (50.8)           --
                                                        ---------     ---------
Net cash flows provided by (used for)
   financing activities ............................        627.7        (825.6)
                                                        ---------     ---------
Net (decrease) increase in cash
   and cash equivalents ............................       (659.6)        729.3
Exchange rate impact on cash .......................         46.3          49.8
Cash and cash equivalents,
   beginning of period .............................      2,036.6       1,301.5
                                                        ---------     ---------
Cash and cash equivalents,
   end of period ...................................    $ 1,423.3     $ 2,080.6
                                                        =========     =========
Supplementary Cash Flow Disclosure
Interest paid ......................................    $   811.5     $   861.1
Federal, foreign, state and local
   income taxes paid, net ..........................    $    40.6     $    46.2

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

      CIT consolidates entities in which it owns or controls more than fifty percent of the voting shares. Entities that are twenty to fifty percent owned by CIT are included in other assets and presented at the corresponding share of equity plus loans and advances. Entities in which CIT owns less than twenty percent of the voting shares, and over which the Company has no significant influence, are included in other assets at cost, less declines in value that are other than temporary. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", Qualifying Special Purpose Entities utilized in securitizations are not consolidated. Interests in securitizations are included in other assets. All significant inter-company transactions have been eliminated.

      The Company adopted FASB Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities" ("VIEs") on July 1, 2003 for VIEs existing before February 1, 2003. FIN 46 addresses the identification of a VIE and the consolidation of a VIE's assets, liabilities and results of operations in a company's financial statements. VIEs are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of a VIE by its primary beneficiary if the VIE does not effectively distribute the economic risks and rewards of ownership among the parties involved. The primary beneficiary is the entity that has the majority of the economic risks and rewards of ownership of the VIE. VIEs for which CIT is the primary beneficiary will be consolidated in the Company's financial statements effective July 1, 2003. On February 1, 2003, CIT adopted FIN 46 for VIEs acquired after January 31, 2003.

      The FIN 46 potential impact to CIT is primarily related to three types of transactions: 1) strategic vendor partner joint ventures, 2) securitizations, and 3) selected financing and private equity transactions. Based on interpretations of FIN 46 currently available, we believe the implementation of this standard does not change the current equity method of accounting for our strategic vendor partner joint ventures (see Note 7 - Related Party Transactions). Securitization transactions outstanding at June 30, 2003 would qualify as off-balance sheet transactions. The Company may structure certain future securitization transactions, including factoring trade account receivables transactions, as on-balance sheet financings. Certain VIEs acquired primarily in conjunction with selected financing and/or private equity transactions will be consolidated under FIN 46. The consolidation of these entities will not have a significant impact on the Company's financial position or results of operations. Due to the complexity of the new guidance and evolving interpretations among accounting professionals, the Company will consider such further guidance, if any, and assess the accounting and disclosure impact of FIN 46 on its VIEs.

                         CIT GROUP INC. AND SUBSIDIARIES

      For guarantees issued or modified subsequent to December 31, 2002, liabilities are recognized at the estimated fair value of the obligation undertaken at the inception of the guarantee.

      CIT has elected to apply Accounting Principles Board Opinion 25 ("APB 25") rather than the optional provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" in accounting for its stock-based compensation plans. Under APB 25, CIT does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table presents the pro forma information required by SFAS 123 as if CIT had accounted for stock options granted under the fair value method of SFAS 123, as amended ($ in millions, except per share data):

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         2003            2002
                                                         ----            ----
Net income (loss) as reported ...................       $263.9        $(7,017.5)
Stock-based compensation expense --
  fair value method, after tax ..................         11.7               --
                                                        ------        ---------
Pro forma net income (loss) .....................       $252.2        $(7,017.5)
                                                        ======        =========
Basic earnings per share as reported ............       $ 1.25        $  (33.17)
                                                        ======        =========
Basic earnings per share pro forma ..............       $ 1.19        $  (33.17)
                                                        ======        =========
Diluted earnings per share as reported ..........       $ 1.24        $  (33.17)
                                                        ======        =========
Diluted earnings per share pro forma ............       $ 1.19        $  (33.17)
                                                        ======        =========

Note 2 -- Earnings Per Share

      Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the denominator and averaged approximately 19.0 million and 18.2 million shares for the quarter and six months ended June 30, 2003.

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented for the quarter and six months ended June 30, 2003 and 2002. The denominator for the quarter and six months ended June 30, 2002 is the number of shares upon completion of the July 2002 IPO ($ in millions, except per share amounts, which are in whole dollars; share balances in thousands):

                                 Income      Shares      Per Share        (Loss)       Shares       Per Share
                              (Numerator) (Denominator)    Amount       (Numerator) (Denominator)     Amount
                              ----------- -------------  ---------      ----------- -------------   ---------
                                   Quarter Ended June 30, 2003               Quarter Ended June 30, 2002
                              ------------------------------------      -------------------------------------
Basic EPS:
   Income available to common
     stockholders ............   $136.9      211,588        $0.65        $(2,397.8)     211,573      $(11.33)
Effect of Dilutive Securities:
   Restricted shares .........       --          456           --              --            --           --
   Stock options .............       --           22           --              --            --           --
                                 ------      -------        -----        ---------      -------      -------
Diluted EPS ..................   $136.9      212,066        $0.65        $(2,397.8)     211,573      $(11.33)
                                 ======      =======        =====        =========      =======      =======

                                  Six Months Ended June 30, 2003            Six Months Ended June 30, 2002
                              ------------------------------------      -------------------------------------
Basic EPS:
   Income available to common
     stockholders ............   $263.9      211,581        $1.25        $(7,017.5)     211,573      $(33.17)
Effect of Dilutive Securities:
   Restricted shares .........                   383           --              --            --           --
   Stock options .............       --           11           --              --            --           --
                                 ------      -------        -----        ---------      -------      -------
Diluted EPS ..................   $263.9      211,975        $1.24        $(7,017.5)     211,573      $(33.17)
                                 ======      =======        =====        =========      =======      =======

                         CIT GROUP INC. AND SUBSIDIARIES

Note 3 -- Derivative Financial Instruments

      The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as hedges of future cash flows at December 31, 2002 and at June 30, 2003 are presented in the following table ($ in millions):

                                       Adjustment of
                                       Fair Value of  Income Tax  Net Unrealized
                                        Derivatives     Effects        Loss
                                       -------------  ----------  --------------
Balance at December 31, 2002 ........     $(190.8)      $(72.5)    $(118.3)
Changes in values of derivatives
  qualifying as cash flow hedges ....        (6.2)        (2.4)       (3.8)
                                          -------       ------     -------
Balance at June 30, 2003 ............     $(197.0)      $(74.9)    $(122.1)
                                          =======       ======     =======

      The unrealized loss as of June 30, 2003, presented in the preceding table, primarily reflects our use of interest rate swaps to convert variable-rate debt to fixed-rate debt, and lower market interest rates. For the quarter and six months ended June 30, 2003, the ineffective portion of changes in the fair value of cash flow hedges amounted to $0.1 million and $0.5 million, respectively, and has been recorded as an increase to interest expense. Assuming no change in interest rates, $52.0 million, net of tax, of Accumulated Other Comprehensive Loss is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made. The Accumulated Other Comprehensive Loss (along with the corresponding swap liability) will be adjusted as market interest rates change over the remaining life of the swaps.

      As part of managing the exposure to changes in market interest rates, CIT, as an end-user, enters into various interest rate swap transactions, which are transacted in over-the-counter markets with other financial institutions acting as principal counter-parties. We use derivatives for hedging purposes only, and do not enter into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and hedge accounting treatment, derivatives entered into are designated according to a hedge objective against a specific liability, including commercial paper or a specifically underwritten debt issue. The notional amounts, rates, indices and maturities of our derivatives are required to closely match the related terms of our hedged liabilities. CIT exchanges variable-rate interest on certain debt instruments for fixed-rate amounts. These interest rate swaps are designated as cash flow hedges. We also exchange fixed-rate interest on certain of our debt for variable-rate amounts. These interest rate swaps are designated as fair value hedges.

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position at June 30, 2003 ($ in millions):

                                                    Notional Amount
                                            --------------------------------
Interest Rate Swaps                         June 30, 2003   December 31, 2002                        Comments
-------------------                         -------------   -----------------                        --------
Floating to fixed-rate swaps --                                                       Effectively converts the interest
  cash flow hedges.....................       $2,637.0           $3,280.5             rate on an equivalent amount
                                                                                      of commercial paper and variable-rate
                                                                                      notes to a fixed rate.

Fixed to floating-rate swaps --                                                       Effectively converts the interest
  fair value hedges....................        6,521.3            4,489.8             rate on an equivalent amount of
                                              --------           --------             fixed-rate notes to a variable rate.
Total interest rate swaps .............       $9,158.3           $7,770.3
                                              ========           ========

      CIT also utilizes trusts as part of its ongoing securitization programs. As part of these related activities, the Company enters into hedge transactions with the trusts in order to protect the trusts against interest rate risk. CIT insulates its associated risk by entering into substantially offsetting swap transactions with third parties. The net effect is to protect the trusts and CIT from interest rate risk. The notional amount of these swaps was $3.5 billion at June 30, 2003.

      CIT also utilizes foreign currency exchange forward contracts to hedge currency risk underlying its net investments in foreign operations and cross currency interest rate swaps to hedge both foreign currency and interest rate risk underlying foreign debt. At June 30, 2003, CIT was party to foreign currency exchange forward contracts with notional amounts totaling $2.4 billion and maturities ranging from 2003 to 2006. CIT was also party to cross currency interest rate swaps with notional amounts totaling $1.4 billion and maturities ranging from 2003 to 2027.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 4 -- Business Segment Information

      The current and prior period segment reporting has been modified to reflect Equipment Finance and Capital Finance as separate segments. Previously, these two strategic business units were combined as the Equipment Financing and Leasing segment. This presentation is intended to facilitate the analysis of the Company's results for users of the financial statements.

      The selected financial information by business segment presented below is based upon a fixed leverage ratio across business units and the allocation of most corporate expenses. The business segments' operating margins and net income for the six months ended June 30, 2003 include the allocation (from Corporate and Other) of additional borrowing costs stemming from the 2002 disruption to the Company's funding base and enhanced liquidity levels. These additional borrowing and liquidity costs have had a greater impact in 2003 than in 2002 and were included in Corporate and Other in 2002. Corporate and Other also included the 2002 non-cash goodwill impairment charge.

      During the quarter ended March 31, 2003, in order to better align competencies, we transferred certain small business loans and leases, including the small business lending unit, totaling $1,078.6 million from Equipment Finance to Specialty Finance. Prior periods have not been restated to conform to this current presentation ($ in millions).

                                                                                                   Corporate
                                  Specialty  Equipment   Capital  Commercial Structured   Total       and
                                   Finance    Finance    Finance   Finance    Finance    Segments    Other     Consolidated
                                  ---------  ---------   -------  ---------- ----------  --------  ---------   ------------
For the quarter ended
  June 30, 2003
Operating margin .............   $   204.4   $    35.8   $   32.2  $  131.3  $   31.6   $   435.3   $    20.9    $   456.2
Income taxes .................        40.2         5.1        5.7      35.5       9.3        95.8        (6.6)        89.2
Operating earnings (loss) ....        63.0         7.9        9.1      55.6      14.7       150.3       (13.4)       136.9

At or for the six months ended
  June 30, 2003
Operating margin .............   $   394.9   $    76.0   $   61.1  $  261.2  $   59.9   $   853.1   $    49.3    $   902.4
Income taxes .................        73.6        11.9       10.6      70.1      17.1       183.3       (11.2)       172.1
Operating earnings (loss) ....       115.2        18.6       16.8     109.7      26.9       287.2       (23.3)       263.9
Total financing and leasing
  assets .....................    11,600.8     6,711.0    6,968.4   8,913.4   3,315.4    37,509.0          --     37,509.0
Total managed assets .........    18,137.4    10,530.9    6,968.4   8,913.4   3,315.4    47,865.5          --     47,865.5

For the quarter ended
  June 30, 2002
Operating margin .............   $   220.0   $    97.8   $   45.7  $  114.8  $   33.1   $   511.4   $  (267.0)   $   244.4
Income taxes .................        51.5        18.7        9.1      30.1      10.7       120.1         1.2        121.3
Operating earnings (loss) ....        83.8        31.7       22.8      46.0      15.3       199.6    (2,597.4)    (2,397.8)

At or for the six months ended
  June 30, 2002
Operating margin .............   $   476.1   $   204.3   $   88.7  $  229.8  $   66.4   $ 1,065.3   $  (335.6)   $   729.7
Income taxes .................       112.7        43.4       16.3      60.9      19.9       253.2       (81.5)       171.7
Operating earnings (loss) ....       183.8        72.1       45.0      92.2      31.7       424.8    (7,442.3)    (7,017.5)
Total financing and
  leasing assets .............    10,009.7     8,706.8    5,792.6   8,180.5   3,018.8    35,708.4          --     35,708.4
Total managed assets .........    17,319.4    13,365.0    5,792.6   8,180.5   3,018.8    47,676.3          --     47,676.3

                         CIT GROUP INC. AND SUBSIDIARIES

Note 5 -- Concentrations

      The following table presents the geographic and industry compositions of financing and leasing portfolio assets, based on the location and industry of the customer, at June 30, 2003 and December 31, 2002 ($ in millions):

                                                    At June 30, 2003    At December 31, 2002
                                                    ----------------    --------------------
                                                    Amount    Percent    Amount     Percent
                                                    ------    -------   --------   ---------
North America:
  Northeast ....................................   $ 7,576.9    20.2%   $ 7,833.8    21.8%
  West .........................................     6,978.5    18.6%     6,223.8    17.4%
  Midwest ......................................     5,741.3    15.3%     5,748.3    16.0%
  Southeast ....................................     5,168.9    13.8%     4,946.8    13.8%
  Southwest ....................................     4,076.9    10.9%     3,691.9    10.3%
  Canada .......................................     1,907.7     5.1%     1,804.9     5.0%
                                                   ---------   -----    ---------   -----
Total North America ............................    31,450.2    83.9%    30,249.5    84.3%
Other foreign ..................................     6,058.8    16.1%     5,625.2    15.7%
                                                   ---------   -----    ---------   -----
  Total ........................................   $37,509.0   100.0%   $35,874.7   100.0%
                                                   =========   =====    =========   =====

                                                    At June 30, 2003    At December 31, 2002
                                                    -----------------   --------------------
                                                    Amount    Percent    Amount     Percent
                                                    ------    -------   --------   ---------
Manufacturing(1) (no industry
  greater than 3.2%) ...........................   $ 7,590.8    20.3% $   7,114.3    19.8%
Commercial Airlines ............................     4,831.5    12.9%     4,570.3    12.7%
Retail(2) ......................................     4,144.5    11.0%     4,053.6    11.3%
Transportation(3) ..............................     2,989.5     8.0%     2,703.9     7.5%
Service industries .............................     2,520.3     6.7%     1,571.1     4.4%
Consumer based lending-- non-real estate(4) ....     2,087.9     5.6%     2,435.0     6.8%
Consumer based lending-- home mortgage .........     1,897.1     5.1%     1,292.7     3.6%
Construction equipment .........................     1,620.8     4.3%     1,712.7     4.8%
Communications(5) ..............................     1,432.2     3.8%     1,662.6     4.6%
Wholesaling ....................................     1,316.6     3.5%     1,305.2     3.6%
Automotive services ............................     1,105.6     2.9%     1,138.8     3.2%
Other (no industry greater than 3.0%)(6) .......     5,972.2    15.9%     6,314.5    17.7%
                                                   ---------   -----    ---------   -----
  Total ........................................   $37,509.0   100.0%   $35,874.7   100.0%
                                                   =========   =====    =========   =====

--------------------------------------------------------------------------------
(1) Includes manufacturers of textiles and apparel, industrial machinery and equipment, electrical and electronic equipment and other.

(2)   Includes retailers of apparel (4.3%) and general merchandise (3.3%).

(3)   Includes rail, over-the-road trucking and business aircraft.

(4) Includes receivables from consumers for products in various industries such as manufactured housing, recreational vehicles, marine and computers and related equipment.

(5) Includes $624.4 million and $685.8 million of telecommunication related assets at June 30, 2003 and December 31, 2002, respectively.

(6) Included in "Other" above are financing and leasing assets in the energy, power and utilities sectors, which totaled $896.7 million, or 2.4% of total financing and leasing assets at June 30, 2003. This amount includes approximately $585 million in project financing and $262 million in rail cars on lease.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 6 -- Accumulated Other Comprehensive Loss

      The following table details the June 30, 2003 and December 31, 2002 components of accumulated other comprehensive loss, net of tax ($ in millions):

                                                    June 30,      December 31,
                                                      2003           2002
                                                    --------      ------------
Changes in fair values of derivatives
  qualifying as cash flow hedges ..............     $(122.1)       $(118.3)
Foreign currency translation
  adjustments .................................       (89.4)         (75.6)
Minimum pension liability adjustments .........       (22.3)         (20.5)
Unrealized gain on equity and
  securitization investments ..................         5.3           13.7
                                                    -------        -------
  Total accumulated other comprehensive loss ..     $(228.5)       $(200.7)
                                                    =======        =======

Note 7 -- Related Party Transactions

      CIT is a partner with Dell Computer Corporation ("De ll") in Dell Financial Services L.P. ("DFS"), a joint venture that offers financ ing to Dell customers. The joint venture provides Dell with financing and leasing capabilities that are complementary to its product offerings and provides CIT with a steady source of new financings. CIT acquired this relationship in November 1999, and the current agreement extends until October 2005. CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has limited recourse back to DFS on defaulted contracts. In accordance with the joint venture agreement, net income generated by DFS as determined under U.S. GAAP is allocated 70% to Dell and 30% to CIT, after CIT has recovered any cumulative losses. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell and an independent director. Any losses generated by DFS as determined under U.S. GAAP are allocated to CIT. DFS is not consolidated in CIT's June 30, 2003 financial statements and is accounted for under the equity method. At June 30, 2003, financing and leasing assets originated by DFS and purchased by CIT (included in the CIT Consolidated Balance Sheet) were $1.5 billion whereas securitized assets included in managed assets were $1.9 billion. In addition to the owned and securitized assets acquired from DFS, CIT's maximum exposure to loss with respect to activities of the joint venture is approximately $273 million pretax at June 30, 2003, which is comprised of the investment in and loans to the joint venture.

      CIT also has a joint venture arrangement with Snap-on Incorporated ("Snap-on") that has a similar business purpose and model to the DFS arrangement described above, including credit recourse on defaulted receivables. CIT acquired this relationship in November 1999. The agreement with Snap-on extends until January 2007. CIT and Snap-on have 50% ownership interests, 50% board of directors representation and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT's financial statements. As of June 30, 2003, the related financing and leasing assets and securitized assets were $1.0 billion and $0.1 billion, respectively. In addition to the owned and securitized assets purchased from the Snap-on joint venture, CIT's maximum exposure to loss with respect to activities of the joint venture is approximately $15 million pretax at June 30, 2003, which is comprised of the investment in and loans to the joint venture.

      Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce ("CIBC") in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture and share income and losses equally. This entity is not consolidated in CIT's financial statements and is accounted for under the equity method. As of June 30, 2003, CIT's maximum exposure to loss with respect to activities of the joint venture is $127 million pretax, which is comprised of the investment in and loans to the joint venture.

      CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT's interests in certain of these entities were acquired by CIT in November 1999, and others were subsequently entered into in the normal course of business. At June 30, 2003, other assets included $34.0 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods. This investment is CIT's maximum exposure to loss with respect to these interests as of June 30, 2003.

                         CIT GROUP INC. AND SUBSIDIARIES

      As of June 30, 2002, certain subsidiaries of Tyco sold receivables totaling $319.0 million to CIT in a factoring transaction. CIT has continued to purchase receivables from Tyco in similar factoring transactions through June 30, 2003 on an arms-length basis.

      While CIT was an indirect subsidiary of Tyco, certain of CIT's expenses, such as third party consulting and legal fees, were paid by Tyco and billed to CIT. The payables were satisfied in conjunction with the July 2002 IPO.

Note 8 -- Commitments and Contingencies

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

      Guarantees are issued primarily in conjunction with CIT's factoring product, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. The receivables are not purchased unless the customer is unable to pay.

      As of June 30, 2003, there were no outstanding liabilities for the fair values relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

      The accompanying table summarizes the contractual amounts of credit-related commitments. The reduction in guarantees outstanding from
December 31, 2002 reflects the transition to on-balance sheet factoring products, which are included in credit balances of factoring clients in the CIT consolidated balance sheet ($ in millions).

                                                                                                         At
                                                                                                    December 31,
                                                                      At June 30, 2003                  2002
                                                             -----------------------------------    ------------
                                                                  Due to Expire
                                                             ---------------------
                                                              Within        After        Total          Total
                                                             One Year     One Year    Outstanding    Outstanding
                                                             ---------    --------    -----------    -----------
Unused commitments to extend credit:
  Financing and leasing assets..........................     $1,212.1     $2,819.9     $4,032.0       $3,618.9
Letters of credit and acceptances:
  Standby letters of credit.............................        511.0         16.3        527.3          519.8
  Other letters of credit...............................        625.0           --        625.0          583.3
  Acceptances...........................................         12.1           --         12.1            5.6
Guarantees..............................................         69.0           --         69.0          745.8
Venture capital fund and equity commitments.............          0.2        149.0        149.2          164.9

                         CIT GROUP INC. AND SUBSIDIARIES

      As of June 30, 2003, commitments to purchase commercial aircraft from both Airbus Industrie and The Boeing Company totaled 68 units through 2007 at an approximate value of $3.3 billion as detailed below ($ in billions):

Calendar Year:                                          Amount           Number
--------------                                          ------           ------
2003 ...................................                 $0.3                8
2004 ...................................                  0.8               16
2005 ...................................                  1.2               27
2006 ...................................                  0.9               16
2007 ...................................                  0.1                1
                                                         ----              ---
Total ..................................                 $3.3               68
                                                         ====              ===

      The order amounts are based on current appraised values in 2002 base dollars and exclude CIT's options to purchase additional aircraft. Six of the 2003 units and five of the 2004 units have lease commitments in place.

      Outstanding commitments to purchase equipment, other than the aircraft detailed above, totaled $183.5 million at June 30, 2003. In addition, CIT is party to a railcar sale-leaseback transaction under which it is obligated to pay a remaining total of $495 million, including approximately $28 million per year through 2010 and declining thereafter through 2024, which is expected to be more than offset by CIT's re-lease of the assets, contingent on its ability to maintain railcar usage.

      CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 13 -- Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions, which are guaranteed by CIT and included in the consolidated financial statements. These transactions are generally used by CIT's subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies. In addition, CIT has guaranteed, on behalf of certain non-consolidated subsidiaries, $9.5 million of third party debt, which is not reflected in the consolidated balance sheet at June 30, 2003.

Note 9 -- Legal Proceedings

      On April 10, 2003, a putative class action lawsuit, asserting claims under the Securities Act of 1933, was filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and its Chief Financial Officer. The lawsuit contains allegations that the registration statement and prospectus prepared and filed in connection with the IPO were materially false and misleading, principally with respect to the adequacy of CIT's telecommunications-related loan loss reserves at the time. The lawsuit purports to have been brought on behalf of all those who purchased CIT common stock in or traceable to the IPO, and seeks, among other relief, unspecified damages or rescission for those alleged class members who still hold CIT stock and unspecified damages for other alleged class members. On June 25, 2003, by order of the United States District Court, the lawsuit was consolidated with five other substantially similar suits, all of which had been filed after April 10, 2003 and Glickenhaus & Co., a privately held investment firm, was named lead plaintiff. One such suit named as defendants some of the underwriters and former directors of CIT. In addition to the foregoing, two derivative suits arising out of the same facts and circumstances have been brought against CIT and some of its present and former directors.

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

                         CIT GROUP INC. AND SUBSIDIARIES

Note 10 -- Acquisition by Tyco

      The following table summarizes purchase accounting liabilities (pre-tax) related to severance of employees and closing facilities that were recorded in connection with the acquisition of CIT by Tyco, as well as utilization during the current quarter ($ in millions):

                                                      Severance            Facilities
                                                --------------------  ------------------
                                                Number of              Number of              Total
                                                Employees    Reserve  Facilities  Reserve    Reserves
                                                ---------    -------  ----------  -------    --------
Balance at December 31, 2002 .................     240        $17.2        22      $12.4       $29.6
Utilization - six months ended June 30, 2003..     (58)       (10.1)       (2)      (3.6)      (13.7)
                                                   ---        -----       ---      -----       -----
Balance at June 30, 2003 .....................     182        $ 7.1        20      $ 8.8       $15.9
                                                   ===        =====       ===      =====       =====

      The reserves remaining at June 30, 2003 relate largely to the restructuring of the European operations. The facility reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining lease terms, generally between 3 and 7 years. Severance reserves also include amounts payable within the next year to individuals who chose to receive payments on a periodic basis.

Note 11-- Consolidating Financial Statements -- Tyco Capital Holdings (TCH)

      The June 30, 2002 financial statements include the activity of TCH, which was a wholly owned subsidiary of a Tyco affiliate and was the holding company for the acquisition of CIT by Tyco. In its capacity as the acquisition holding company, TCH's activity included an outstanding loan from and related interest expense and prepayment penalties payable to an affiliate of Tyco. Immediately prior to the IPO of CIT on July 8, 2002, the prior activity of TCH (accumulated net deficit) was eliminated by means of a capital contribution from Tyco. As a result, the consolidated financial statements of CIT were not impacted by TCH subsequent to June 30, 2002.

($in millions)                          For the Quarter Ended June 30, 2002  For the Six Months Ended June 30, 2002
--------------                          -----------------------------------  --------------------------------------
                                            CIT          TCH   Consolidated        CIT          TCH   Consolidated
                                            ---          ---   ------------        ---          ---   ------------
Finance Income ......................   $ 1,021.9     $    --   $1,021.9         $2,128.6     $    --   $2,128.6
Interest expense ....................       370.2          --      370.2            718.5          --      718.5
                                        ---------     -------  ---------        ---------     -------  ---------
Net finance income ..................       651.7          --      651.7          1,410.1          --    1,410.1
Depreciation on operating lease
   equipment ........................       295.7          --      295.7            605.9          --      605.9
                                        ---------     -------  ---------        ---------     -------  ---------
Net finance margin ..................       356.0          --      356.0            804.2          --      804.2
Provision for credit losses .........       357.7          --      357.7            552.7          --      552.7
                                        ---------     -------  ---------        ---------     -------  ---------
Net finance margin after provision
   for credit losses ................        (1.7)         --       (1.7)           251.5          --      251.5
Other revenue .......................       246.1          --      246.1            478.2          --      478.2
                                        ---------     -------  ---------        ---------     -------  ---------
Operating margin ....................       244.4          --      244.4            729.7          --      729.7
                                        ---------     -------  ---------        ---------     -------  ---------
Salaries and general operating
    expenses ........................       230.4         7.5      237.9            457.3        14.8      472.1
Interest expense - TCH ..............          --       281.3      281.3               --       586.3      586.3
Goodwill impairment .................     1,999.0          --    1,999.0          6,511.7          --    6,511.7
                                        ---------     -------  ---------        ---------     -------  ---------
Operating expenses ..................     2,229.4       288.8    2,518.2          6,969.0       601.1    7,570.1
                                        ---------     -------  ---------        ---------     -------  ---------
(Loss) before provision for
   income taxes .....................    (1,985.0)     (288.8)  (2,273.8)        (6,239.3)     (601.1)  (6,840.4)
(Provision) for income taxes ........        (5.8)     (115.5)    (121.3)          (104.2)      (67.5)    (171.7)
Minority interest in subsidiary trust
   holding solely debentures of the
   Company, after tax ...............        (2.7)         --       (2.7)            (5.4)         --       (5.4)
                                        ---------     -------  ---------        ---------     -------  ---------
Net (loss) ..........................   $(1,993.5)    $(404.3) $(2,397.8)       $(6,348.9)    $(668.6) $(7,017.5)
                                        =========     =======  =========        =========     =======  =========

                         CIT GROUP INC. AND SUBSIDIARIES

Note 12 -- Accounting Change -- Goodwill

      The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), under which goodwill is no longer amortized but instead is assessed for impairment at least annually. As part of the adoption, the Company allocated its existing goodwill to each of its reporting units as of October 1, 2001. Under the transition provisions of SFAS 142, there was no goodwill impairment as of October 1, 2001.

      During the quarter ended March 31, 2002, Tyco experienced disruptions to its business surrounding its announced break-up plan, downgrades in its credit ratings, and a significant decline in its market capitalization. As a result of these events at Tyco, CIT also experienced credit downgrades and a disruption to our funding base and ability to access capital markets. Further, market-based information used in connection with our preliminary consideration of an initial public offering for 100% of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, management performed a Step 1 SFAS 142 impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that date.

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

      Subsequent to March 31, 2002, CIT experienced further credit downgrades and the business environment and other factors continued to negatively impact the expected CIT IPO proceeds. As a result, management performed both a Step 1 and a Step 2 analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. This analysis was based upon market data from our financial advisors regarding the individual reporting units, and other relevant market data at June 30, 2002 and through the period immediately following the IPO of the Company, including the total amount of IPO proceeds. This analysis resulted in Step 1 and Step 2 incremental goodwill impairment charges of $1.719 billion and $148.0 million, respectively, as of June 30, 2002, which were recorded during the June 30, 2002 quarter.

      The changes in the carrying amount of goodwill for the six months ended June 30, 2003 were as follows ($ in millions):

                                      Specialty     Equipment      Capital    Commercial  Structured
                                       Finance       Finance       Finance      Finance     Finance     Total
                                      ---------     ---------      -------    ----------  ----------    -----
Balance as of December 31, 2002 ....    $14.0          $ --          $ --        $370.4       $ --     $384.4
Goodwill related to rail acquisition       --            --           5.4            --         --        5.4
                                        -----          ----          ----        ------       ----     ------
Balance as of June 30, 2003 ........    $14.0          $ --          $5.4        $370.4       $ --     $389.8
                                        =====          ====          ====        ======       ====     ======

      The $5.4 million increase to goodwill during the quarter ended June 30, 2003 relates to the acquisition of an approximate 75% interest in Flex Leasing Corporation by Capital Finance on April 8, 2003. Flex, which is based in San Francisco, California and was founded in 1996, leases approximately 7,200 general-purpose railcars, representing approximately $410.0 million in assets, to railroads and shippers in the U.S. and Canada. The Flex results of operations from the date of acquisition through June 30, 2003 are included in the CIT consolidated results and are not significant. Minority interest related to the Flex acquisition was $39.7 million at June 30, 2003 and is included in other liabilities in the CIT consolidated balance sheet.

                         CIT GROUP INC. AND SUBSIDIARIES

      Other intangible assets, net, comprised primarily of proprietary computer software and related transaction processes, totaled $14.3 million and $16.5 million at June 30, 2003 and December 31, 2002, respectively, and are included in Other Assets on the Consolidated Balance Sheets. These assets are being amortized over a five year period on a straight-line basis, resulting in an annual amortization expense of $4.4 million.

Note 13 -- Summarized Financial Information of Subsidiaries

      The following presents condensed consolidating financial information for CIT Holdings LLC and Capita Corporation (formerly AT&T Capital Corporation). CIT has guaranteed on a full and unconditional basis the existing registered debt securities and certain other indebtedness of these subsidiaries. CIT has not presented related financial statements or other information for these subsidiaries on a stand-alone basis ($ in millions).

                                                                    CIT
       CONSOLIDATING                      CIT         Capita      Holdings      Other
       BALANCE SHEETS                  Group Inc.   Corporation     LLC      Subsidiaries  Eliminations     Total
       --------------                  ----------   -----------   --------   ------------  ------------     -----
June 30, 2003

ASSETS
Net finance receivables ............    $ 1,530.4     $ 3,705.9   $ 1,045.9    $21,376.5    $      --     $27,658.7
Operating lease equipment, net .....           --         637.9       164.3      6,757.8           --       7,560.0
Finance receivables held for sale ..           --          47.8       117.1      1,045.1           --       1,210.0
Cash and cash equivalents ..........        775.0         334.4        58.9        255.0           --       1,423.3
Other assets .......................      7,248.5         203.3       581.6      2,356.9     (5,057.6)      5,332.7
                                        ---------     ---------   ---------    ---------    ---------     ---------
   Total Assets ....................    $ 9,553.9     $ 4,929.3   $ 1,967.8    $31,791.3    $(5,057.6)    $43,184.7
                                        =========     =========   =========    =========    =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ...............................    $28,679.5     $ 1,823.0   $ 1,807.5    $   120.8    $      --     $32,430.8
Credit balances of factoring clients           --            --          --      2,471.6           --       2,471.6
Other liabilities ..................    (24,183.2)      2,526.4      (658.0)    25,283.1           --       2,968.3
                                        ---------     ---------   ---------    ---------    ---------     ---------
   Total Liabilities ...............      4,496.3       4,349.4     1,149.5     27,875.5           --      37,870.7
Preferred securities ...............           --            --          --        256.4           --         256.4
Equity .............................      5,057.6         579.9       818.3      3,659.4     (5,057.6)      5,057.6
                                        ---------     ---------   ---------    ---------    ---------     ---------
   Total Liabilities and
   Stockholders' Equity ............    $ 9,553.9     $ 4,929.3   $ 1,967.8    $31,791.3    $(5,057.6)    $43,184.7
                                        =========     =========   =========    =========    =========     =========

December 31, 2002

ASSETS
Net finance receivables ............    $   633.5     $ 3,541.4   $   935.7    $21,749.9   $       --     $26,860.5
Operating lease equipment, net .....           --         734.6       157.1      5,812.9           --       6,704.6
Finance receivables held for sale ..           --         159.1        62.8        991.5           --       1,213.4
Cash and cash equivalents ..........      1,310.9         231.1       293.7        200.9           --       2,036.6
Other assets .......................      6,532.9         283.3       391.6      2,780.2     (4,870.7)      5,117.3
                                        ---------     ---------   ---------    ---------    ---------     ---------
   Total Assets ....................    $ 8,477.3     $ 4,949.5   $ 1,840.9    $31,535.4    $(4,870.7)    $41,932.4
                                        =========     =========   =========    =========    =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ...............................    $27,760.7     $ 1,815.7   $ 2,116.8    $   (11.9)   $      --     $31,681.3
Credit balances of factoring clients           --            --          --      2,270.0           --       2,270.0
Other liabilities ..................    (24,154.1)      2,551.5    (1,396.1)    25,851.9           --       2,853.2
                                        ---------     ---------   ---------    ---------    ---------     ---------

   Total Liabilities ...............      3,606.6       4,367.2       720.7     28,110.0           --      36,804.5
Preferred securities ...............           --            --          --        257.2           --         257.2
Equity .............................      4,870.7         582.3     1,120.2      3,168.2     (4,870.7)      4,870.7
                                        ---------     ---------   ---------    ---------    ---------     ---------
   Total Liabilities and
   Stockholders' Equity ............    $ 8,477.3     $ 4,949.5   $ 1,840.9    $31,535.4    $(4,870.7)    $41,932.4
                                        =========     =========   =========    =========    =========     =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                                  CIT
               CONSOLIDATING                            CIT         Capita      Holdings     Other
            STATEMENT OF INCOME                      Group Inc.   Corporation     LLC     Subsidiaries    Eliminations    Total
            -------------------                      ----------   -----------   --------  ------------    ------------    -----
Six Months Ended June 30, 2003
Finance income .................................     $    53.9       $ 399.9     $ 95.4      $1,333.2       $    --    $ 1,882.4
Interest expense ...............................          25.4         166.6       (7.3)        493.1            --        677.8
                                                     ----------      -------     ------      --------       -------    ---------
Net finance income .............................          28.5         233.3      102.7         840.1            --      1,204.6
Depreciation on operating
   lease equipment .............................            --         194.6       38.8         318.3            --        551.7
                                                     ----------      -------     ------      --------       -------    ---------
Net finance margin .............................          28.5          38.7       63.9         521.8            --        652.9
Provision for credit losses ....................          19.6          25.7        9.6         148.7            --        203.6
                                                     ----------      -------     ------      --------       -------    ---------
Net finance margin, after provision
   for credit losses ...........................           8.9          13.0       54.3         373.1            --        449.3
Equity in net income of subsidiaries ...........         270.7            --         --            --        (270.7)          --
Other revenue ..................................           4.0          55.2       50.4         343.5            --        453.1
                                                     ---------       -------     ------      --------       -------    ---------
Operating margin ...............................         283.6          68.2      104.7         716.6        (270.7)       902.4
Operating expenses .............................          24.7          68.2       59.2         308.9            --        461.0
                                                     ---------       -------     ------      --------       -------    ---------
Income (loss) before provision for
   income taxes ................................         258.9            --       45.5         407.7        (270.7)       441.4
Benefit (provision) for income taxes ...........           5.0         (20.8)     (22.1)       (134.2)           --       (172.1)
Minority interest, after tax ...................            --            --         --          (5.4)           --         (5.4)
                                                     ---------       -------     ------      --------       -------    ---------
Net income (loss) ..............................     $   263.9       $ (20.8)    $ 23.4      $  268.1       $(270.7)   $   263.9
                                                     =========       =======     ======      ========       =======    =========
Six Months Ended June 30, 2002
Finance income .................................     $   112.6       $ 511.8     $115.4      $1,388.8       $    --     $2,128.6
Interest expense ...............................         (17.8)        220.7       (6.8)        522.4            --        718.5
                                                     ---------       -------     ------      --------       -------    ---------
Net finance income .............................         130.4         291.1      122.2         866.4            --      1,410.1
Depreciation on operating
   lease equipment .............................            --         237.3       49.7         318.9            --        605.9
                                                     ---------       -------     ------      --------       -------    ---------
Net finance margin .............................         130.4          53.8       72.5         547.5            --        804.2
Provision for credit losses ....................         251.2         165.4       10.4         125.7            --        552.7
                                                     ---------       -------     ------      --------       -------    ---------
Net finance margin, after provision
   for credit losses ...........................        (120.8)       (111.6)      62.1         421.8            --        251.5
Equity in net income of subsidiaries ...........        (398.2)           --         --            --         398.2           --
Other revenue ..................................           2.4          62.2       42.2         371.4            --        478.2
                                                     ---------       -------     ------      --------       -------    ---------
Operating margin ...............................        (516.6)        (49.4)     104.3         793.2         398.2        729.7
Operating expenses .............................       6,546.2          81.9       31.8         910.2            --      7,570.1
                                                     ---------       -------     ------      --------       -------    ---------
Income (loss) before provision for
   income taxes ................................      (7,062.8)       (131.3)      72.5        (117.0)        398.2     (6,840.4)
Benefit (provision) for income taxes ...........          45.3          50.4      (37.4)       (230.0)           --       (171.7)
Minority interest, after tax ...................            --            --         --          (5.4)           --         (5.4)
                                                     ---------       -------     ------      --------       -------    ---------
Net (loss) income ..............................     $(7,017.5)      $ (80.9)    $ 35.1      $ (352.4)      $ 398.2    $(7,017.5)
                                                     =========       =======     ======      ========       =======    =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                                    CIT
               CONSOLIDATING                              CIT         Capita      Holdings     Other
            STATEMENT OF CASH FLOWS                    Group Inc.   Corporation     LLC     Subsidiaries    Eliminations    Total
            -----------------------                    ----------   -----------   --------  ------------    ------------    -----
Six Months Ended June 30, 2003

Cash Flows From
   Operating Activities:
Net cash flows provided by (used for)
   operations ....................................      $  (68.3)      $ 602.3     $(130.1)    $ 452.8     $    --     $  856.7
                                                        --------       -------     -------     -------     -------     --------
Cash Flows From
   Investing Activities:
Net decrease in financing and
   leasing assets ................................        (914.8)       (164.4)     (203.0)     (814.0)         --     (2,096.2)
Decrease in inter-company loans
   and investments ...............................        (471.6)           --          --          --       471.6           --
Other ............................................            --            --          --       (47.8)         --        (47.8)
                                                        --------       -------     -------     -------     -------     --------
Net cash flows (used for)
   investing activities ..........................      (1,386.4)       (164.4)     (203.0)     (861.8)      471.6     (2,144.0)
                                                        --------       -------     -------     -------     -------     --------
Cash Flows From
   Financing Activities:
Net increase (decrease) in debt ..................         918.8           7.3      (309.3)       61.7          --        678.5
Inter-company financing ..........................            --        (341.9)      407.6       405.9      (471.6)          --
Cash dividends paid ..............................            --            --          --       (50.8)         --        (50.8)
                                                        --------       -------     -------     -------     -------     --------
Net cash flows provided by
   (used for) financing activities ...............         918.8        (334.6)       98.3       416.8      (471.6)       627.7
                                                        --------       -------     -------     -------     -------     --------
Net increase (decrease) in cash and
   cash equivalents ..............................        (535.9)        103.3      (234.8)        7.8          --       (659.6)
Exchange rate impact on cash .....................            --            --          --        46.3          --         46.3
Cash and cash equivalents,
   beginning of period ...........................       1,310.9         231.1       293.7       200.9          --      2,036.6
                                                        --------       -------     -------     -------     -------     --------
Cash and cash equivalents,
   end of period .................................      $  775.0       $ 334.4     $  58.9     $ 255.0     $    --     $1,423.3
                                                        ========       =======     =======     =======     =======     ========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                                 CIT
               CONSOLIDATING                           CIT         Capita      Holdings     Other
            STATEMENT OF CASH FLOWS                 Group Inc.   Corporation     LLC     Subsidiaries    Eliminations    Total
            -----------------------                 ----------   -----------   --------  ------------    ------------    -----
Six Months Ended June 30, 2002

Cash Flows From
   Operating Activities:
Net cash flows provided by (used for)
   operations ..................................     $  384.3       $  170.1    $(112.6)     $(262.4)      $    --     $  179.4
                                                     --------       --------    -------      -------       -------     --------
Cash Flows From
   Investing Activities:
Net increase in financing and
   leasing assets ..............................        624.4          305.6      216.9        224.3            --      1,371.2
Decrease in inter-company loans
   and investments .............................        127.3             --         --           --        (127.3)          --
Other ..........................................           --             --         --          4.3            --          4.3
                                                     --------       --------    -------      -------       -------     --------
Net cash flows provided
   by (used for) investing activities ..........        751.7          305.6      216.9        228.6        (127.3)     1,375.5
                                                     --------       --------    -------      -------       -------     --------
Cash Flows From
   Financing Activities:
Net increase (decrease) in debt ................       (255.9)      (1,065.2)     129.1        366.4            --       (825.6)
Inter-company financing ........................           --          505.7      (79.6)      (553.4)        127.3           --
Cash dividends paid ............................           --             --         --           --            --           --
                                                     --------       --------    -------      -------       -------     --------
Net cash flows (used for) provided by
   financing activities ........................       (255.9)        (559.5)      49.5       (187.0)        127.3       (825.6)
                                                     --------       --------    -------      -------       -------     --------
Net increase (decrease) in cash and
   cash equivalents ............................        880.1          (83.8)     153.8       (220.8)           --        729.3
Exchange rate impact on cash ...................           --             --         --         49.8            --         49.8
Cash and cash equivalents,
   beginning of period .........................        833.4          145.1      110.6        212.4            --      1,301.5
                                                     --------       --------    -------      -------       -------     --------
Cash and cash equivalents,
   end of period ...............................     $1,713.5       $   61.3    $ 264.4      $  41.4       $    --     $2,080.6
                                                     ========       ========    =======      =======       =======     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

Recent Developments

      On July 23, 2003, we announced that Jeffrey M. Peek will become the Company's President and Chief Operating Officer, as well as a member of the Board of Directors, effective September 3, 2003. We also announced the creation of an Office of the Chairman, effective September 3, 2003. The members of the Office of the Chairman will be Albert R. Gamper, Jr., who will remain Chairman and Chief Executive Officer, Mr. Peek, Thomas B. Hallman, who will serve as Vice Chairman, Specialty Finance, Joseph M. Leone, who will serve as Vice Chairman and Chief Financial Officer and Lawrence Marsiello, who will serve as Vice Chairman and Chief Credit Officer.

      On July 28, 2003, we announced that Vice Admiral John R. Ryan, President of the State University of New York Maritime College, and William M. Freeman, President of the Public Communications Group of Verizon Communications, have joined CIT's Board of Directors. CIT's Board is now comprised of nine independent members and Chief Executive Officer Albert R. Gamper, Jr., and will expand to a total of eleven directors with the addition of Mr. Peek in September.

Overview

      The accompanying Consolidated Financial Statements include our consolidated accounts. On July 8, 2002, our former parent, Tyco, completed a sale of 100% of CIT's outstanding common stock in our IPO. Immediately prior to the offering, our predecessor, CIT Group Inc., a Nevada corporation, was merged with and into its parent, TCH, a Nevada corporation, and that combined entity was further merged with and into CIT Group Inc. (Del), a Delaware corporation. In connection with the reorganization, CIT Group Inc. (Del) was renamed CIT Group Inc. As a result of the reorganization, CIT is the successor to CIT Group Inc. (Nevada)'s business, operations and obligations and the financial results of TCH are included in the consolidated CIT financial statements.

      Prior to our IPO on July 8, 2002, the activity of TCH consisted primarily of interest expense to an affiliate of Tyco, and the TCH accumulated net deficit was relieved via a capital contribution from Tyco. The activity of TCH consisted primarily of interest expense to an affiliate of Tyco during the period from June 1, 2001 to June 30, 2002. TCH had no operations subsequent to June 30, 2002. Although the financial statements and notes thereto include the activity of TCH in conformity with accounting principles generally accepted in the U.S., management believes that it is most meaningful to discuss our financial results excluding TCH, due to its temporary status as a Tyco acquisition company with respect to CIT. Therefore, throughout this section, in order to provide comparability with current quarter and prospective results, prior period comparisons exclude the results of TCH. Consolidating income statements for CIT, TCH and CIT consolidated for the quarter and six months ended June 30, 2002 are displayed in Item 1. Consolidating Financial Statements and Supplementary Data,
Note 12.

      Following the acquisition by Tyco, we changed our fiscal year end from December 31 to September 30, to conform to Tyco's fiscal year end. On November 5, 2002, the CIT Board of Directors approved the return to a calendar year end effective December 31, 2002. As a result, the quarter ended June 30, 2003 constitutes the second quarter of our calendar 2003 results.

Key Business Initiatives and Trends

      June 2003 is the fourth quarter closed since our return to public company status. During the six months ended June 30, 2003, we have restored our funding base as evidenced by the repayment in full of previously drawn bank lines, the consistent access to both the commercial paper and term debt markets and the significant lowering of our term debt quality spreads. The section that follows sequences the events leading up to the funding base disruption and our eventual IPO through to the current period.

      In early to mid-2001, the e-commerce and telecommunications industry downturns in the economy became evident. In light of this downturn, we recognized impairment charges against earnings immediately prior to the acquisition by Tyco, including equity interests related to e-commerce and telecommunications.

      After the June 2001 acquisition by Tyco, we broadened and accelerated asset liquidation initiatives. Management also initiated further business line consolidation and operating expense cost reductions, both in the corporate staff areas and in the business units.

      The targeted non-strategic business lines and products were sold or placed in liquidation status, and we ceased originating new business in these areas. Severance and other costs associated with these initiatives were identified in plans that were approved by senior management. These costs plus any adjustments to reduce the carrying values of the targeted assets to fair value were provided for primarily through purchase accounting (Tyco's acquisition of CIT, with the purchase accounting adjustments "pushed-down" to CIT's financial statements). In support of these initiatives, Tyco provided nearly $900 million of additional capital to CIT from June through December of 2001. We also decided to cease making new venture capital investments and to run-off our existing venture capital portfolio.

      The balance of each of these non-strategic/liquidating portfolios are presented in the following table ($ in millions):

                                             Balance              Balance
                                          Outstanding at       Outstanding at
              Portfolio                  June 30, 2003(1)   December 31, 2002(1)
              --------                   ----------------   --------------------
Manufactured housing ..................      $  605               $  624
Franchise finance .....................         173                  322
Owner-operator trucking ...............         155                  218
Recreational marine ...................         104                  123
Recreational vehicle(2) ...............          46                   34
Wholesale inventory finance ...........           2                   18
                                             ------               ------
  Sub total - liquidating portfolios ..       1,085                1,339
Venture capital .......................         325                  335
                                             ------               ------
  Total ...............................      $1,410               $1,674
                                             ======               ======
--------------------------------------------------------------------------------
(1)   On-balance sheet financing and leasing assets.

(2)   The increase is due to repurchase of previously securitized receivables.

      In early 2002, Tyco announced its break-up plan and intent to sell CIT. Subsequent developments at Tyco prior to the separation of CIT resulted in credit rating downgrades of Tyco and similar but more limited actions for CIT. These rating actions caused significant disruption to our historical funding base. As a result, the Company's access to the commercial paper market was hindered, and the Company drew down on its existing backup lines of credit to meet its financing requirements. Consequently, management focused primarily on liquidity and capital as opposed to growth and profitability. Significant initiatives were undertaken to fortify the Company's liquidity position, to address bondholder protections, to re-access the commercial paper and term debt markets and to strengthen our balance sheet.

      In July 2002, Tyco sold 100% of CIT in our IPO, with the proceeds (exclusive of overallotment proceeds) paid to our former parent. CIT received approximately $250 million when the underwriters partially exercised the overallotment option in our IPO.

      Immediately following our IPO and complete separation from Tyco, our debt credit ratings were upgraded by Standard & Poor's and Fitch. Shortly thereafter, the Company commenced repayment of our drawn bank facilities, which facilitated our re-entrance into the commercial paper markets. We re-launched our commercial paper program, and achieved significant outstandings at market pricing levels, maintaining backstop liquidity to fully cover all outstanding commercial paper. During the quarter ended June 30, 2003, we fully paid down drawn bank credit facilities.

      Since our IPO, we have readily accessed the term markets, issuing an aggregate $10.2 billion in term debt, comprised of $5.5 billion in fixed-rate debt and $4.7 billion in floating-rate debt. These totals include $1.8 billion issued through a retail note program, which was initiated in November 2002.

      The events described resulted in an increased cost of funds due to our borrowing spreads being higher than traditionally experienced. The following table summarizes the trend in our quality spreads (interest rate cost over U.S. Treasury rates) in relation to 5-year treasuries. Amounts are in basis points and represent the average spread during the stated periods:

                                       Three Months Ended                            Years Ended
                              ------------------------------------   -------------------------------------------
                              June 30,     March 31,  December 31,   September 30,  September 30,   December 31,
                                2003         2003         2002           2002           2001            2000
                              --------     ---------  ------------   -------------  -------------   ------------
Average spread over
  U.S. Treasuries ..........     152          215          302            313           147             154

      The average spread over U.S. Treasuries for the month of July 2003 improved to 104 basis points. Separately, on July 29, 2003, we issued $750.0 million of 2-year senior floating rate notes at 43 basis points over LIBOR, a significant improvement from prior period spread levels.

      Additionally, the Company has been maintaining cash liquidity levels in excess of our historical norms. Although our quality spreads have been trending towards historical levels in recent months, management expects that margin and earnings will continue to be negatively impacted for the foreseeable future, as results will continue to reflect the higher cost of non-callable funding executed during this period. A limited portion of our outstanding debt is callable. Such debt is monitored to evaluate economic benefits to redemption.

      As management was executing its plan to dispose of targeted assets while improving liquidity and capital, the U.S. and world economies slowed significantly. The slowing economy dampened demand for new borrowings from CIT, which was reflected in lower loan origination levels and also leads to compressed rental rates in the commerical aerospace sector. The economic slowdown, in conjunction with our emphasis on liquidating or selling targeted assets, and securitizing higher levels of assets to meet liquidity needs, caused our on-balance sheet assets to decrease, which in turn led to lower levels of net interest margin.

      The poor economy also resulted in worsening borrower performance and lower equipment values, leading to higher loss frequency and severity, which lowered earnings. In response to increasing past due and non-performing loan levels, management increased our balance sheet reserve for credit losses, even as portfolio asset levels continued to decline. Our exposures to telecommunications and Argentina were evaluated, with specific reserving actions taken in the year ended September 30, 2002. These reserves were added to the balance sheet reserve for credit losses and are separately identified and tracked in relationship to the performance of the corresponding portfolios. These reserving actions were consistent with our focus to strengthen our balance sheet.

Income Statement and Balance Sheet Analysis in Relation to Prior Year

      The following table summarizes the impact of various items for the respective reporting periods that affect the comparability of our financial results under GAAP. We are presenting these items as a supplement to the GAAP results to facilitate the comparability of results between periods. The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" eliminated goodwill amortization and introduced goodwill impairment charges. The impairment charge in the period ended June 30, 2002 was a non-cash charge and did not impact our tangible capital. The TCH results relate to a Tyco acquisition company that had temporary status with respect to Tyco's acquisition of CIT. For these reasons, we believe that this table, in addition to the GAAP results, aids in the analysis of the significant trends in our business over the periods presented ($ in millions):

                                                         Quarter Ended            Six Months Ended
                                                           June 30,                   June 30,
                                                      ------------------         -----------------
                                                      2003          2002         2003         2002
                                                      ----          ----         ----         ----
Net income (loss) -- GAAP basis..................    $136.9      $(2,397.8)      $263.9     $(7,017.5)
Charges included in net income (loss):
  Goodwill impairment ...........................        --        1,999.0           --       6,511.7
  TCH losses.....................................        --          404.3           --         668.6
                                                     ------      ---------       ------     ---------
Net income -- before charges.....................    $136.9      $     5.5       $263.9     $   162.8
                                                     ======      =========       ======     =========

      The increase in 2003 net income - before charges for both the quarter and the six months ended June 30, 2003, was due primarily to the specific telecommunication and Argentine reserving actions in 2002. Excluding these prior year reserving actions, which totalled $148.8 million and $207.7 million after tax for the quarter and the six months ended June 30, 2002, the comparisons reflect lower current year interest margin, due to higher borrowing costs resulting from the funding base disruption.

      Managed assets totaled $47.9 billion at June 30, 2003, versus $46.4 billion at December 31, 2002 and $47.7 billion at June 30, 2002. Financing and leasing portfolio assets totaled $37.5 billion at June 30, 2003, versus $35.9 billion at December 31, 2002, and $35.7 billion at June 30, 2002. The portfolio growth for the current six month period was primarily in the Commercial Finance segment, due to strong asset-based lending growth, and in the Capital Finance segment, reflecting new aircraft deliveries and the acquisition of a rail operating lease portfolio. Home equity receivables also grew in the Specialty Finance segment.

Net Finance Margin

      A comparison of finance income and net finance margin is set forth below ($ in millions):

                                                  Quarter Ended             Six Months Ended
                                                     June 30,                    June 30,
                                                ------------------          ------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Finance income ..........................    $   943.2     $ 1,021.9     $ 1,882.4     $ 2,128.6
Interest expense ........................        331.1         370.2         677.8         718.5
                                             ---------     ---------     ---------     ---------
  Net finance income ....................        612.1         651.7       1,204.6       1,410.1
Depreciation on operating lease equipment        272.9         295.7         551.7         605.9
                                             ---------     ---------     ---------     ---------
  Net finance margin ....................    $   339.2     $   356.0     $   652.9     $   804.2
                                             =========     =========     =========     =========
Average earning assets ("AEA") ..........    $35,700.0     $34,670.1     $35,194.8     $35,069.7
                                             =========     =========     =========     =========
As a % of AEA:
Finance income ..........................        10.57%        11.79%        10.70%        12.14%
Interest expense ........................         3.71%         4.27%         3.85%         4.10%
                                             ---------     ---------     ---------     ---------
  Net finance income ....................         6.86%         7.52%         6.85%         8.04%
Depreciation on operating lease equipment         3.06%         3.41%         3.14%         3.46%
                                             ---------     ---------     ---------     ---------
Net finance margin as a % of AEA ........         3.80%         4.11%         3.71%         4.58%
                                             =========     =========     =========     =========

      The debt quality spread factors discussed previously in the "Key Business Initiatives and Trends" section adversely impacted interest margin in relation to 2002 periods. Finance income reflected the decline in market interest rates from June 2002. However, the corresponding decrease in our funding costs was in part offset by the draw down of bank facilities to pay off commercial paper, the issuance of term debt at wider credit spreads and higher levels of excess cash maintained for liquidity purposes.

      Finance income (interest on loans and lease rentals) for the quarter ended June 30, 2003 decreased $78.7 million from the same quarter in 2002 and decreased $246.2 million for the six months ended June 30, 2003 from the prior year six months. AEA for the quarter and six months ended June 30, 2003 increased 3.0% and 0.4% from the prior year periods. However, the impact of lower market interest rates more than offset the higher asset levels in the finance income comparisons with 2002. This trend also reflected an 8.5% and 11.3% reduction in operating lease rentals primarily resulting from lower rentals on the aerospace portfolio due to the commercial airline industry downturn.

      Interest expense as a percentage of AEA averaged 3.71% and 3.85% for the quarter and six months ended June 30, 2003, compared to 4.27% and 4.10% for the quarter and six months ended June 30, 2002, as the favorable impact of lower market interest rates was partially offset by higher borrowing spreads. At June 30, 2003, CIT had $4.6 billion in outstanding commercial paper and drawn bank facilities were fully repaid. At December 31, 2002 and June 30, 2002, commercial paper outstanding was $5.0 billion and zero, respectively, while drawn commercial bank lines were $2.1 billion and $8.5 billion, respectively.

      The operating lease equipment portfolio was $7.6 billion at June 30, 2003, compared to $6.7 billion at December 31, 2002 and $6.7 billion at June 30, 2002. The following table summarizes by segment the total operating lease portfolio ($ in millions).

                                   June 30,         December 31,       June 30,
Segment                              2003               2002             2002
-------                            --------         ------------       --------
Capital Finance................    $5,783.2           $4,719.9         $4,262.4
Specialty Finance..............     1,171.2            1,257.3          1,546.9
Equipment Finance..............       504.0              668.3            818.6
Structured Finance.............       101.6               59.1             61.8
                                   --------           --------         --------
Total..........................    $7,560.0           $6,704.6         $6,689.7
                                   ========           ========         ========

      The table below summarizes operating lease margin as a percentage of average operating lease equipment for the respective periods.

                                         Quarter Ended        Six Months Ended
                                            June 30,              June 30,
                                       -----------------      ----------------
                                       2003         2002      2003        2002
                                       ----         ----      ----        ----
As a % of Average Operating
  Lease Equipment:
Rental income.......................   20.8%        24.9%     21.6%       26.0%
Depreciation expense................   14.9%        17.8%     15.7%       18.4%
                                       ----         ----      ----        ----
  Operating lease margin............    5.9%         7.1%      5.9%        7.6%
                                       ====         ====      ====        ====

      The decline in depreciation expense for the quarter and six months ended June 30, 2003 from the prior year periods reflects a greater proportion of aircraft and rail assets with an average depreciable life of 25 and 40 years, respectively, compared to smaller-ticket asset lives generally of 3 years in the Specialty Finance and Equipment Finance portfolios.

Net Finance Margin After Provision for Credit Losses

      The net finance margin after provision for credit losses (risk adjusted interest margin) for the quarter and six months ended June 30, 2003 increased by $240.3 million and $197.8 million to $238.6 million and $449.3 million from $(1.7) million and $251.5 million for the comparable periods in 2002. These amounts equated to risk adjusted margin of 2.67% and (0.02)% as a percentage of AEA for the the quarters ended June 30, 2003 and 2002 and 2.55% and 1.43% for the six months ended June 30, 2003 and 2002. These improved risk adjusted net margin comparisons largely reflect the impact of specific reserving actions in 2002 relating to the telecommunications portfolio exposure and the economic reforms instituted by the Argentine government. These reserving actions totalled $240.0 million (2.77% as a percentage of AEA) for the quarter ended June 30, 2002 and $335.0 million (1.91% as a percentage of AEA) for the six months ended June 30, 2002.

      The positive impact on risk adjusted margin, before the benefit of refinancing at better rates, due to fair value adjustments to mark receivables and debt to market remaining from the Tyco acquisition was 13 and 40 basis points for the quarter ended June 30, 2003 and 2002 and 16 and 42 basis points for the six months ended June 30, 2003 and 2002.

      At the date of the Tyco acquisition, we used discounted cash flow projection analysis to estimate the fair value of our various liquidating portfolios by modeling the portfolio revenues, credit costs, servicing costs and other related expenses over the remaining lives of the portfolios. These discounts are being accreted into income as the portfolios liquidate. The positive impact on risk-adjusted margin due to purchase accounting fair value adjustments related to the liquidating portfolios was two and seven basis points for the quarters ended June 30, 2003 and 2002 and was three basis points and seven basis point for the six months ended June 30, 2003 and 2002.

Other Revenue

      Other revenue for the quarter ended June 30, 2003 decreased 11.6% to $217.6 million from $246.1 million during the quarter ended June 30, 2002, and for the six months ended June 30, 2003 decreased 5.2% to $453.1 million from $478.2 million in the prior year period. Losses on venture capital investments were recorded as reductions to other revenue. Other revenue was 2.44% and 2.84% as a percentage of AEA for the quarters ended June 30, 2003 and 2002 and 2.57% and 2.73% for the six months ended June 30, 2003 and 2002. The components of other revenue are set forth in the following table ($ in millions):

                                               Quarter Ended        Six Months Ended
                                                  June 30,              June 30,
                                               -------------        ----------------
                                              2003       2002       2003       2002
                                              ----       ----       ----       ----
Fees and other income ...................    $134.6     $144.4     $279.3     $305.3
Factoring commissions ...................      44.8       42.0       91.7       79.5
Gains on securitizations ................      33.8       57.1       64.5       91.8
Gains on sales of leasing equipment .....      16.5        4.0       34.1        8.3
(Losses) on venture capital investments..     (12.1)      (1.4)     (16.5)      (6.7)
                                             ------     ------     ------     ------
Total Other Revenue .....................    $217.6     $246.1     $453.1     $478.2
                                             ======     ======     ======     ======

      The decline in total other revenue included higher venture capital losses and lower securitization gains as the prior year included an unusually high level of securitization activity due to the disruption to our historical funding sources. Gains from the sales of leasing equipment were up primarily in the Specialty Finance segment, reflecting end-of-lease equipment sales of communication and other small-ticket equipment. The reduction in fees and other income reflected write-downs of securitization retained interests due to high prepayment activity principally in the consumer assets and a modest loss on the sale of a portion of the Franchise portfolio.

      The following table presents information regarding securitization gains included in the table above ($ in millions):

                                                  Quarter Ended       Six Months Ended
                                                    June 30,               June 30,
                                                 ---------------      ----------------
                                                 2003       2002       2003       2002
                                                 ----       ----       ----       ----
Volume securitized(1) ........................ $1,652.5   $2,738.7   $2,889.9   $5,464.6
Gains ........................................   $ 33.8     $ 57.1     $ 64.5     $ 91.8
Gains as a percentage of volume securitized...     2.05%      2.08%      2.23%      1.68%

--------------------------------------------------------------------------------
(1) Excludes short-term trade receivables securitized for liquidity purposes at no gain.

      The trend in the gains as a percentage of volume securitized for the six months reflects the fact that the first quarter 2002 securitization volume was securitized at lower gain percentages in comparison to first quarter 2003 largely due to asset mix. The greater volume securitized in 2002 was done primarily to meet funding and liquidity needs.

      The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during the six months ended June 30, 2003 were as follows:

                                                 Commercial Equipment   Consumer
                                                ----------------------  --------
                                                Specialty    Equipment    Home
                                                 Finance      Finance    Equity
                                                ---------    ---------  --------
Weighted average prepayment speed ............   29.80%       12.51%     24.40%
Weighted average expected credit losses ......    0.46%        1.17%      0.90%
Weighted average discount rate ...............   11.88%        9.00%     13.00%
Weighted average life (in years) .............    1.31         1.90       3.51

      Key assumptions used in calculating the fair value of the retained interests in securitized assets by product type at June 30, 2003 were as follows:

                                  Commercial Equipment          Consumer
                                  -------------------- -------------------------
                                                       Manufactured Recreational
                                  Specialty  Equipment    Housing &    Vehicle
                                   Finance    Finance   Home Equity    & Boat
                                   -------    -------   -----------    ------
Weighted average prepayment
  speed ........................    21.41%     12.09%      26.41%       18.15%
Weighted average expected
  credit losses ................     0.97%      1.90%       1.16%        0.82%
Weighted average
  discount rate ................    11.10%     10.31%      13.08%       14.31%
Weighted average life
  (in years) ...................     1.15       1.44        3.07         3.12

Salaries and General Operating Expenses

      The efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA") are two metrics that management uses to monitor productivity and are set forth in the following table. The efficiency ratio measures the level of expenses in relation to revenue earned, whereas the AMA relationship measures the efficiency of expenses in relation to loans and leases we collect and service represented by our managed asset base. The AMA is used to better reflect the relationship of expenses recognized in the Statements of Income with all applicable asset sources ($ in millions).

                                        Quarter Ended          Six Months Ended
                                           June 30,                June 30,
                                       ----------------        ----------------
                                       2003        2002        2003        2002
                                       ----        ----        ----        ----
Efficiency ratio(1) ............       40.8%       38.3%       41.7%       35.7%
Salaries and general operating
  expenses as a percentage
  of AMA(2) ....................       1.99%       2.02%       2.03%       1.97%
Salaries and general operating
  expenses .....................     $227.4      $230.4      $461.0      $457.3

--------------------------------------------------------------------------------
(1) Efficiency ratio is the ratio of salaries and general operating expenses to operating margin, excluding the provision for credit losses.

(2) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by us.

      Salaries and general operating expenses for the quarter ended June 30, 2003 decreased 1.3% from the prior year quarter to $227.4 million and included lower collection and repossession expenses and reduced costs associated with securitization facilities. For the six months ended June 30, 2003 salaries and general operating expenses increased 0.8% from the prior year period to $461.0 million. Personnel was 5,845, unchanged from the prior quarter and down from 5,935 at June 30, 2002.

      The deterioration in efficiency ratios for the quarter and six months ended June 30, 2003 to 40.8% and 41.7% from 38.3% and 35.7% for the comparable periods of 2002 is the result of lower net finance margin in 2003. We continue to target an efficiency ratio in the mid 30% area and an AMA ratio under 2.00%, as we have the existing capacity to increase assets without significant additional expense.

      Expenses are monitored closely by business unit and corporate management and are reviewed monthly with our senior management as to trends and forecasts. To ensure overall project cost control, an approval and review procedure is in place for major capital expenditures, such as computer equipment and software, including post-implementation evaluations.

Provision for Credit Losses

      The provision for credit losses was $100.6 million and $203.6 million for the quarter and six months months ended June 30, 2003 versus $357.7 million and $552.7 million for the same periods last year. The 2002 provisions included specific reserving actions related to our telecommunications portfolio ($200.0 million) and the economic reforms instituted by the Argentine government that resulted in the mandatory conversion of dollar-denominated receivables into the peso ($135.0 million).

      Our provision for credit losses and reserve for credit losses are presented in the following table ($ in millions):

                                                       For the Quarter Ended    For the Six Months Ended
                                                       ---------------------    ------------------------
                                                       June 30,     June 30,    June 30,        June 30,
                                                         2003         2002        2003           2002
                                                       --------     --------    --------        --------
Balance beginning of period ..........................  $757.0       $554.9      $760.8         $496.4
                                                        ------       ------      ------         ------
Provision for credit losses ..........................   100.6        117.7       203.6          217.7
Provision for credit losses -- telecommunications ....      --        200.0          --          200.0
Provision for credit losses -- Argentine exposure ....      --         40.0          --          135.0
Reserves relating to dispositions, acquisitions, other     5.7         22.3        13.2           (1.8)
                                                        ------       ------      ------         ------
  Additions to reserve for credit losses .............   106.3        380.0       216.8          550.9
                                                        ------       ------      ------         ------
Net credit losses:
Specialty Finance -- commercial ......................    23.9         21.2        54.9           40.8
Equipment Finance ....................................    38.6         64.9        76.7          126.0
Capital Finance ......................................      --           --         1.8             --
Commercial Finance ...................................    21.3         29.0        37.9           49.2
Structured Finance ...................................     8.6           --        22.4            0.1
Specialty Finance -- consumer ........................    16.0         10.9        29.0           22.3
                                                        ------       ------      ------         ------
  Total net credit losses ............................   108.4        126.0       222.7          238.4
                                                        ------       ------      ------         ------
Balance end of period ................................  $754.9       $808.9      $754.9         $808.9
                                                        ======       ======      ======         ======
Reserve for credit losses as a percentage of finance
  Receivables(1) .....................................                             2.66%          2.90%
                                                                                 ======         ======
Reserve for credit losses as a percentage of past due
  receivables (sixty days or more)(1) ................                             81.5%          78.5%
                                                                                 ======         ======

--------------------------------------------------------------------------------
(1) The reserve for credit losses excluding the impact of telecommunication and Argentine reserves as a percentage of finance receivables was 1.78% at June 30, 2003 and 1.75% at June 30, 2002. The reserve for credit losses excluding the impact of telecommunication and Argentine reserves as a percentage of past due receivables (sixty days or more) was 55.6% and 44.1% at June 30, 2003 and 2002, respectively.

      The tables that follow detail net charge-offs for the quarters and six months ended June 30, 2003 and June 30, 2002 by segment, both in amount and as a percentage of average finance receivables on an annualized basis. In addition to total amounts, net charge-offs relating to the liquidating and telecommunications portfolios are presented to provide enhanced analysis ($ in millions):

                                                               Quarter Ended June 30, 2003
                                                 ---------------------------------------------------------
                                                                        Before
                                                                    Liquidating and      Liquidating and
                                                        Total      Telecommunications   Telecommunications
                                                 ----------------- ------------------   ------------------
Specialty Finance -- commercial................   $ 23.9    1.33%     $ 23.9   1.33%       $   --     --
Equipment Finance..............................     38.6    2.51%       26.1   1.82%         12.5  12.00%
Capital Finance................................       --      --          --     --            --     --
Commercial Finance.............................     21.3    0.96%       18.6   0.84%          2.7  76.80%
Structured Finance.............................      8.6    1.18%         --     --           8.6   5.38%
                                                  ------              ------               ------
   Total Commercial Segments...................     92.4    1.40%       68.6   1.09%         23.8   8.87%
Specialty Finance -- consumer..................     16.0    2.62%        9.9   2.43%          6.1   3.01%
                                                  ------              ------               ------
   Total.......................................   $108.4    1.51%     $ 78.5   1.17%       $ 29.9   6.33%
                                                  ======              ======               ======

                                                   Quarter Ended June 30, 2002
                                      ---------------------------------------------------------
                                                             Before
                                                         Liquidating and      Liquidating and
                                             Total      Telecommunications   Telecommunications
                                      ----------------- ------------------   ------------------
Specialty Finance -- commercial ..    $ 21.2      1.36%  $ 19.3      1.28%   $  1.9      4.59%
Equipment Finance ................      64.9      3.14%    50.5      2.83%     14.4      5.10%
Capital Finance ..................        --        --       --        --        --        --
Commercial Finance ...............      29.0      1.61%    29.0      1.61%       --        --
Structured Finance ...............        --        --       --        --        --        --
                                      ------             ------              ------
   Total Commercial Segments .....     115.1      1.78%    98.8      1.61%     16.3      5.03%
Specialty Finance -- consumer ....      10.9      1.86%     6.8      1.86%      4.1      1.88%
                                      ------             ------              ------
    Total ........................    $126.0      1.79%  $105.6      1.63%   $ 20.4      3.75%
                                      ======             ======              ======

                                                  Six Months Ended June 30, 2003
                                      ---------------------------------------------------------
                                                             Before
                                                         Liquidating and      Liquidating and
                                             Total      Telecommunications   Telecommunications
                                      ----------------- ------------------   ------------------

Specialty Finance -- commercial ..    $ 54.9      1.53%  $ 54.5      1.52%   $  0.4      7.84%
Equipment Finance ................      76.7      2.45%    55.8      1.92%     20.9      8.94%
Capital Finance ..................       1.8      0.29%     1.8      0.29%       --        --
Commercial Finance ...............      37.9      0.88%    35.2      0.82%      2.7     37.24%
Structured Finance ...............      22.4      1.54%      --        --      22.4      6.84%
                                      ------             ------              ------
   Total Commercial Segments .....     193.7      1.48%   147.3      1.18%     46.4      8.08%
Specialty Finance -- consumer ....      29.0      2.53%    16.5      2.23%     12.5      3.05%
                                      ------             ------              ------
   Total .........................    $222.7      1.56%  $163.8      1.23%   $ 58.9      5.99%
                                      ======             ======              ======

                                                   Six Months Ended June 30, 2002
                                      ---------------------------------------------------------
                                                             Before
                                                         Liquidating and      Liquidating and
                                             Total      Telecommunications   Telecommunications
                                      ----------------- ------------------   ------------------
Specialty Finance -- commercial ..    $ 40.8      1.31%  $ 36.1      1.19%   $  4.7      5.86%
Equipment Finance ................     126.0      2.82%    82.9      2.14%     43.1      7.40%
Capital Finance ..................        --        --       --        --        --        --
Commercial Finance ...............      49.2      1.40%    49.2      1.40%       --        --
Structured Finance ...............       0.1      0.01%     0.1      0.01%       --        --
                                      ------             ------              ------
   Total Commercial Segments .....     216.1      1.65%   168.3      1.39%     47.8      4.67%
Specialty Finance -- consumer ....      22.3      1.83%    12.5      1.41%      9.8      2.95%
                                      ------             ------              ------
   Total .........................    $238.4      1.66%  $180.8      1.39%   $ 57.6      4.25%
                                      ======             ======              ======

      Certain small business loans and leases were transferred from Equipment Finance to Specialty Finance -- commercial during the March 2003 quarter (prior period amounts have not been restated). Charge-offs related to the transferred portfolios during the quarter and six months ended June 30, 2003 totaled $6.9 million and $18.0 million, respectively, versus $5.1 million and $8.8 million during the quarter and six months ended June 30, 2002, respectively. Excluding the impact of the transfers, charge-offs were down from the prior year periods for both Equipment Finance and Specialty Finance -- commercial. The increase in the Structured Finance segment relates entirely to charge-offs in the telecommunications sector.

Reserve for Credit Losses

      The reserve for credit losses was $754.9 million or 2.66% of finance receivables at June 30, 2003 compared to $760.8 million (2.75%) at December 31, 2002 and $808.9 million (2.90%) at June 30, 2002. The decrease from both December 31, 2002 and June 30, 2002 reflects telecommunication charge-offs which were applied to the specific telecommunications reserve established in 2002, partially offset by reserves associated with loan growth during the respective periods. In 2002, we took two specific reserving actions. First, in light of the continued deterioration in the telecommunications sector, particularly with respect to our competitive local exchange carrier ("CLEC") portfolio, we added $200.0 million to the reserve for credit losses as at June 30, 2002. Additionally, as a result of the Argentine government's action to convert dollar-denominated loans to pesos, and continued weakness in the peso, we recorded a $135.0 million provision ($95.0 million during the quarter ended March 31, 2002 and $40.0 million during the quarter ended June 30, 2002). The current balances for the specific reserves are detailed below.

      The following table presents the components of the reserve for credit losses, both in amount and as a percentage of corresponding finance receivables ($ in millions):

                         At June 30, 2003     At December 31, 2002     At June 30, 2002
                         ----------------     --------------------    -------------------
                         Amount       %        Amount         %        Amount        %
                         ------     -----     --------     -------    --------    -------
Finance receivables...   $491.8      1.78%      $472.2      1.77%      $473.9      1.75%
Telecommunications        128.1     19.77%(1)    153.6     22.40%(1)    200.0     29.77(1)
Argentina ............    135.0     80.36%(2)    135.0     73.11%(2)    135.0     75.00%(2)
                         ------                 ------                 ------
Total ................   $754.9      2.66%      $760.8      2.75%      $808.9      2.90%
                         ======                 ======                 ======

--------------------------------------------------------------------------------
(1)   Percentages of telecommunications portfolio finance receivables.

(2)   Percentages of finance receivables in Argentina.

      The reserve includes specific amounts relating to SFAS 114 impaired loans (excluding telecommunications and Argentina) of $51.7 million at June 30, 2003, compared to $52.9 million at December 31, 2002, and $153.0 million at June 30, 2002. Management continues to believe that the credit risk characteristics of the portfolio are well diversified by geography, industry, borrower and equipment type. Refer to "Concentrations" for more information.

      The total telecommunications portfolio including the portion comprising the CLEC exposure amounted to $647.9 million and $224.3 million at June 30, 2003, compared to $710.1 million and $262.3 million at December 31, 2002 and $725.7 million and $288.3 million at June 30, 2002. Telecommunications net charge-offs were $11.3 million and $25.1 million for the quarter and six months ended June 30, 2003, respectively.

      We established a $135 million reserve for Argentine exposure in the first half of 2002 to reflect the geopolitical risks associated with collecting our peso-based assets and repatriating them into U.S. dollars that resulted from the Argentine government instituting certain economic reforms. When established, the reserve was about two-thirds of our combined currency and credit exposure. We have made progress in collecting these balances and the portfolio's underlying credit profile continues to perform as expected. Discussions with the Argentine government are ongoing and additional recovery efforts continue. Management expects to seek resolution in the coming quarters and charge-offs are expected to be recorded against the reserve as these activities are concluded. We continue to believe that the reserve is adequate.

      The consolidated reserve for credit losses is intended to provide for losses inherent in the portfolio, which requires the application of estimates and significant judgment as to the ultimate outcome of collection efforts and realization of collateral, among other things. Therefore, changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or reductions to the consolidated reserve for credit losses.

Past Due and Non-Performing Assets

      The following table sets forth certain information concerning our past due (sixty days or more) and non-performing assets (finance receivables on non-accrual status and assets received in satisfaction of loans) and the related percentages of finance receivables at June 30, 2003, December 31, 2002 and June 30, 2002 ($ in millions):

                                                       At June 30,       At December 31,        At June 30,
                                                          2003                2002                 2002
                                                    ---------------     ----------------     ----------------
Finance receivables, past due 60 days or more:
   Specialty Finance -- commercial.............     $249.6    3.58%     $  182.9   3.07%     $  250.3   4.06%
   Equipment Finance...........................      253.0    4.21%        359.3   4.88%        370.5   4.77%
   Capital Finance.............................       99.2    8.37%         85.5   6.40%         36.8   2.40%
   Commercial Finance..........................      130.5    1.46%        172.3   2.14%        195.3   2.39%
   Structured Finance..........................       65.7    2.27%         67.6   2.31%         44.9   1.73%
                                                    ------              --------             --------
   Total Commercial Segments...................      798.0    3.07%        867.6   3.39%        897.8   3.42%
   Specialty Finance-- consumer................      128.1    5.26%        133.7   6.66%        132.4   7.81%
                                                    ------              --------             --------
   Total.......................................     $926.1    3.26%     $1,001.3   3.63%     $1,030.2   3.69%
                                                    ======              ========             ========
Non-performing assets:
   Specialty Finance -- commercial.............     $140.0    2.01%      $  98.2   1.65%     $  125.7   2.04%
   Equipment Finance...........................      337.8    5.62%        403.5   5.48%        484.5   6.23%
   Capital Finance.............................       83.1    7.01%        154.9  11.60%         25.5   1.67%
   Commercial Finance..........................      107.4    1.20%        136.2   1.69%        143.2   1.75%
   Structured Finance..........................      133.9    4.64%        151.6   5.19%        128.3   4.95%
                                                    ------              --------             --------
   Total Commercial Segments...................      802.2    3.09%        944.4   3.69%        907.2   3.46%
   Specialty Finance -- consumer...............      139.0    5.70%        141.4   7.04%        145.4   8.58%
                                                    ------              --------             --------
   Total.......................................     $941.2    3.31%     $1,085.8   3.93%     $1,052.6   3.77%
                                                    ======              ========             ========
Non-accrual loans..............................     $804.6              $  946.4             $  878.9
Repossessed assets.............................      136.6                 139.4                173.7
                                                    ------              --------             --------
   Total non-performing assets.................     $941.2              $1,085.8             $1,052.6
                                                    ======              ========             ========

      Past due loans continued a declining trend, down $75.2 million from December 31, 2002, ending the quarter at 3.26% of finance receivables, versus 3.93% and 3.77% at December 31, 2002 and June 30, 2002. The fluctuations in the Equipment Finance and Specialty Finance -- commercial segments, reflect the previously mentioned transfer of small business loans and leases from Equipment Finance to Specialty Finance -- commercial. Past due accounts related to these transferred portfolios approximated $74 million, $79 million and $61 million at June 30, 2003, December 31, 2002 and June 30 2002, respectively. Excluding the impact of the transferred accounts, past due accounts in Equipment Finance and Specialty Finance -- commercial were below the prior two quarters. The Commercial Finance decline from December 2002 was due to improvements in both the Commercial Services (factoring) and Business Credit (asset-based lending) units, while the continued increase in aerospace delinquency drove the Capital Finance trend.

      Similar to past due loans, non-performing assets declined for the third consecutive quarter at June 30, 2003. Excluding the impact of the portfolio transfers, the reduction for the quarter was primarily in factoring, the vendor and small ticket commercial portfolios of Specialty Finance, as well as the commercial aerospace portfolio, as aircraft securing United Airlines receivables on non-accrual at December 31, 2002 were placed on short-term operating leases and payments were received during the first quarter of 2003 to bring the account to current status. This reduction was in part offset by the placement of Air Canada assets on non-accrual status following its bankruptcy announcement.

      Managed past due loans, which also include securitized loans, decreased to 3.20% of managed financial assets (managed assets less operating leases and venture capital investments) at June 30, 2003 from 3.55% and 3.74% at December 31, 2002 and June 30, 2002, respectively, as shown in the table below ($ in millions):

                                                      June 30, 2003      December 31, 2002      June 30, 2002
                                                    -----------------    -----------------     ----------------
Managed Financial Assets, past due 60 days or more:
   Specialty Finance -- commercial.............     $  318.5    2.88%     $  265.1   2.62%     $  331.7   3.15%
   Equipment Finance...........................        395.5    3.94%        545.7   4.78%        680.6   5.42%
   Capital Finance.............................         99.2    8.37%         85.5   6.40%         36.8   2.40%
   Commercial Finance..........................        130.5    1.46%        172.3   2.14%        195.3   2.39%
   Structured Finance..........................         65.7    2.27%         67.6   2.31%         44.9   1.73%
                                                    --------              --------             --------
   Total Commercial............................      1,009.4    2.96%      1,136.2   3.36%      1,289.3   3.65%
   Specialty Finance -- consumer...............        268.4    4.55%        259.4   4.71%        230.8   4.39%
                                                    --------              --------             --------
   Total.......................................     $1,277.8    3.20%     $1,395.6   3.55%     $1,520.1   3.74%
                                                    ========              ========             ========

      The fluctuations in the Equipment Finance and Specialty Finance -- commercial segments, reflect the previously mentioned transfer of small business loans and leases from Equipment Finance to Specialty Finance -- commercial. Past due accounts related to these transferred portfolios approximated $74 million, $79 million and $61 million at June 30, 2003, December 31, 2002 and June 30 2002, respectively.

      In light of the continued general economic weakness, and the circumstances surrounding particular sectors as discussed in "Concentrations", past due finance receivables and non-performing assets may increase from the June 30, 2003 amounts.

Income Taxes

      The effective tax rate was 39.0% for both the quarter and six months ended June 30, 2003, and (5.3)% and (2.5)% for the respective prior year periods. The provision for income taxes totaled $89.2 million and $121.3 million for the quarters ended June 30, 2003 and 2002, respectively, and $172.1 million and $171.7 million for the comparable prior year periods. The effective tax rate for the prior year quarter and six months, excluding the impact of TCH and the non-cash goodwill impairment charge, was 41.4% and 38.2%.

      As of June 30, 2003, we had approximately $1,559.0 million of tax loss carry-forwards, primarily related to U.S. federal and state jurisdictions. The federal loss carryforwards expire at various dates through 2021. These loss carry-forwards are available to offset current federal income tax liabilities, subject to certain limitations.

      In connection with the June 2001 acquisition by Tyco, our income tax compliance, reporting and planning function was transferred to Tyco. Following our 2002 IPO and separation from Tyco we have made strides in rebuilding our tax functions, including hiring personnel, and rebuilding systems and processes.

Results by Business Segment

      Our segment reporting has been modified and prior periods restated to reflect Equipment Finance and Capital Finance as separate segments. Previously, these two strategic business units were combined as the Equipment Financing and Leasing segment. This presentation is intended to facilitate the analysis of our results for our financial statement users.

      The table that follows summarizes selected financial information by business segment, based upon a fixed leverage ratio across business units and the allocation of most corporate expenses ($ in millions):

                                                Quarter Ended                 Six Months Ended
                                         -------------------------------    --------------------
                                         June 30,  March 31,   June 30,     June 30,    June 30,
                                           2002      2003       2002          2003        2002
                                         --------  ---------   --------     --------    --------
Net Income (Loss)
Specialty Finance ....................    $ 63.0    $ 52.2    $    83.8      $115.2    $   183.8
Equipment Finance ....................       7.9      10.7         31.7        18.6         72.1
Capital Finance ......................       9.1       7.7         22.8        16.8         45.0
Commercial Finance ...................      55.6      54.1         46.0       109.7         92.2
Structured Finance ...................      14.7      12.2         15.3        26.9         31.7
                                          ------    ------    ---------      ------    ---------
   Total Segments ....................     150.3     136.9        199.6       287.2        424.8
Corporate, including certain charges..     (13.4)     (9.9)    (2,597.4)      (23.3)    (7,442.3)
                                          ------    ------    ---------      ------    ---------
  Total ..............................    $136.9    $127.0    $(2,397.8)     $263.9    $(7,017.5)
                                          ======    ======    =========      ======    =========
Return on AEA
Specialty Finance ....................      2.07%     1.75%        3.12%       1.91%        3.22%
Equipment Finance ....................      0.46%     0.60%        1.35%       0.53%        1.44%
Capital Finance ......................      0.54%     0.50%        1.59%       0.52%        1.63%
Commercial Finance ...................      3.44%     3.58%        3.20%       3.50%        3.57%
Structured Finance ...................      1.95%     1.63%        2.31%       1.79%        2.43%
  Total Segments .....................      1.70%     1.60%        2.33%       1.65%        2.45%
Corporate, including certain charges..     (0.17)%   (0.13)%     (25.33)%     (0.15)%     (38.65)%
  Total ..............................      1.53%     1.47%      (23.00)%      1.50%      (36.20)%

      Return on AEA for the business segments after Corporate and certain other charges was 1.53% and 1.50% for the quarter and six months ended June 30, 2003 versus (23.00)% and (36.21)% for the comparable periods of 2002. The improvement over the prior year was primarily the result of certain corporate charges described below. On a segment basis, results reflect the dampened returns in Capital Finance and Equipment Finance, continued strong performance by Commercial Finance, reduced securitization gains in Specialty Finance and the allocation to the segments of higher corporate borrowing costs in 2003 as described below.

      Corporate included the following items in the quarter and six months ended June 30, 2002: (1) goodwill impairment of $1,999.0 million and $6,511.7 million,
(2) TCH expenses of $288.8 million ($404.3 million after tax) and $601.1 million ($668.6 million after tax), (3) specific loan loss reserves of $240.0 million ($148.8 million after tax) and $335.0 million ($207.7 million after tax) relating to telecommunication exposures and economic reforms instituted by the Argentine government which resulted in the mandatory conversion of dollar-denominated receivables into pesos and (4) venture capital operating losses of $9.8 million ($6.0 million after tax) and $23.5 million ($14.6 million after tax). Corporate included $21.6 million ($13.2 million after tax) and $36.1 million ($22.1 million after tax) of venture capital operating losses in the quarter and six months ended June 30, 2003. Excluding these items, unallocated corporate expenses and funding costs after tax were $0.2 million and $39.3 million during the quarters ended June 30, 2003 and 2002 and were $1.3 million and $39.7 million for the six months ended June 30, 2003 and 2002, respectively, reflecting the change in borrowing cost allocation as explained below.

      For the first six months of 2003, return on AEA was down across all segments in relation to the 2002 period reflecting margin compression offset in part by lower charge-offs from the year ago levels. The business segments' risk adjusted margins for the quarter ended June 30, 2003 were further dampened by the allocation (from Corporate) of additional borrowing costs stemming from the 2002 disruption to the Company's funding base and enhanced liquidity levels. These additional costs have had a greater impact in 2003. The additional borrowing and liquidity costs were included in Corporate in 2002.

      The unfavorable variance in Equipment Finance reflected reduced returns in construction and industrial, while Capital Finance included lower aerospace profitability. In addition to lower risk adjusted margins, the Specialty Finance comparisons with the prior year reflected higher levels of securitization activity during the prior year done primarily for liquidity purposes.

      During the quarter ended March 31, 2003, in order to better align competencies, we transferred $1,078.6 million of certain small business loans and leases, including the small business lending unit, from Equipment Finance to Specialty Finance -- commercial. Prior periods have not been restated to conform to this current presentation.

Financing and Leasing Assets

      Owned financing and leasing portfolio assets totaled $37.5 billion at June 30, 2003, up from $35.9 billion at December 31, 2002. Managed assets, comprised of owned financing and leasing assets and finance receivables previously securitized that we continue to manage, totaled $47.9 billion at June 30, 2003, up from $46.4 billion at December 31, 2002. Growth in our portfolio assets for the six months ended June 30, 2003 was most notable in Capital Finance due to a $410.0 million rail operating lease portfolio acquisition and new aircraft deliveries, and in Commercial Finance due to the combination of strong asset-based lending and factoring new business volumes. Growth was also strong in Specialty Finance -- consumer, reflecting opportunistic home equity bulk purchases. During the March 2003 quarter, certain asset portfolios totaling approximately $1 billion were transferred from Equipment Finance to Specialty Finance -- commercial. Excluding factoring, total origination volume was up from 2002 by 19% and 7% for the quarter and the six months. The favorable variances were primarily driven by Business Credit and Specialty Finance.

      As of June 30, 2003, the net investment in leveraged leases totaled $1.2 billion, or 4.3% of finance receivables. The major components of this amount are as follows: commercial aerospace of $472 million, including $216 million of tax-optimization leveraged leases, which generally have increased risk for lessors in relation to conventional lease structures due to additional leverage in the transactions; $309 million of project finance transactions, primarily in the power and utility sector; and $230 million in rail transactions.

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions):

                                           At           At                 Change
                                        June 30,    December 31,  -------------------------
                                          2003          2002          $               %
                                        ---------   ------------  ---------       ---------
Specialty Finance:
Commercial:
  Finance receivables(1) .............  $ 7,598.0    $ 6,722.4    $   875.6         13.0%
  Operating lease equipment, net .....    1,171.2      1,257.3        (86.1)        (6.8)%
                                        ---------    ---------    ---------
    Total commercial .................    8,769.2      7,979.7        789.5          9.9%
                                        ---------    ---------    ---------
Consumer:
  Home equity ........................    1,502.1      1,292.7        209.4         16.2%
  Other ..............................    1,329.5      1,044.4        285.1         27.3%
                                        ---------    ---------    ---------
    Total consumer ...................    2,831.6      2,337.1        494.5         21.2%
                                        ---------    ---------    ---------
  Total Specialty Finance Segment ....   11,600.8     10,316.8      1,284.0         12.4%
                                        ---------    ---------    ---------
Equipment Finance:
  Finance receivables(1) .............    6,207.0      7,476.9     (1,269.9)        17.0%
  Operating lease equipment, net .....      504.0        668.3       (164.3)       (24.6)%
                                        ---------    ---------    ---------
  Total Equipment Finance Segment ....    6,711.0      8,145.2     (1,434.2)       (17.6)%
                                        ---------    ---------    ---------
Capital Finance:
  Finance receivables ................    1,185.2      1,335.8       (150.6)       (11.3)%
  Operating lease equipment, net .....    5,783.2      4,719.9      1,063.3         22.5%
                                        ---------    ---------    ---------
    Total Capital Finance Segment ....    6,968.4      6,055.7        912.7         15.1%
                                        ---------    ---------    ---------
Commercial Finance:
  Commercial Services ................    4,766.3      4,392.5        373.8          8.5%
  Business Credit ....................    4,147.1      3,649.1        498.0         13.6%
                                        ---------    ---------    ---------
    Total Commercial Finance Segment..    8,913.4      8,041.6        871.8         10.8%
                                        ---------    ---------    ---------
Structured Finance:
  Finance receivables ................    2,888.4      2,920.9        (32.5)        (1.1)
  Operating lease equipment, net .....      101.6         59.1         42.5         71.9%
                                        ---------    ---------    ---------
    Total Structured Finance Segment..    2,990.0      2,980.0         10.0          0.3%
                                        ---------    ---------    ---------
Equity investments(3) ................      325.4        335.4        (10.0)        (3.0)%
                                        ---------    ---------    ---------
  TOTAL FINANCING AND LEASING
    PORTFOLIO ASSETS .................   37,509.0     35,874.7      1,634.3          4.6%
                                        ---------    ---------    ---------
Finance receivables securitized:
Equipment Finance ....................    3,819.9      3,936.2       (116.3)        (3.0)%
Specialty Finance -- commercial ......    3,473.9      3,377.4         96.5          2.9%
Specialty Finance -- consumer ........    3,062.7      3,168.8       (106.1)        (3.3)%
                                        ---------    ---------    ---------
    Total ............................   10,356.5     10,482.4       (125.9)        (1.2)%
                                        ---------    ---------    ---------
    TOTAL MANAGED ASSETS(2) ..........  $47,865.5    $46,357.1    $ 1,508.4          3.3%
                                        =========    =========    =========

--------------------------------------------------------------------------------
(1) During the quarter ended March 31, 2002, finance receivables totaling $1,078.6 million were transferred from Equipment Finance to Specialty
      Finance -- commercial, principally representing small business loans. Prior periods have not been restated to conform to the current presentation.

(2) Managed assets are comprised of financing and leasing assets (finance receivables, finance receivables held for sale, operating leases and equity investments) and finance receivables previously securitized that we continue to manage.

(3)   Included in other assets in the consolidated balance sheet.

Concentrations

      Our ten largest financing and leasing asset accounts in the aggregate represented 5.1% of our total financing and leasing assets at June 30, 2003 (with the largest account representing less than 1.0%) and 5.0% at December 31, 2002. All ten accounts at each period of time were commercial accounts and were secured by equipment, accounts receivable or inventory.

      Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya Inc. are among our largest alliances. The joint venture agreements with Dell and Snap-on extend until October 2005 and January 2007, respectively. The Avaya agreement was recently extended through September 2006.

      At June 30, 2003, our financing and leasing assets included $1,501 million, $1,046 million and $841 million related to the Dell, Snap-on and Avaya programs, respectively. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities. Securitized assets included $1,878 million, $80 million and $743 million from the Dell, Snap-on and Avaya origination sources, respectively, at June 30, 2003. Any significant reduction in origination volumes from any of these alliances could have a material impact on our asset levels. For additional information regarding certain of our joint venture activities, see Note 7 -- Related Party Transactions.

Geographic Composition

      The following table summarizes state concentrations of 5.0% or greater and foreign concentrations of 1.0% or greater of our owned financing and leasing portfolio assets at June 30, 2003 and December 31, 2002. In each period, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

                                                        June 30,    December 31,
                                                          2003          2002
                                                        --------    ------------
State
  California ................................            10.3%          9.8%
  Texas .....................................             7.6%          7.0%
  New York ..................................             7.3%          7.9%
Total U.S. ..................................            78.8%         79.3%

Country
  Canada ....................................             5.1%          5.0%
  England ...................................             3.3%          3.2%
  Australia .................................             1.2%          1.3%
  China .....................................             1.2%          1.2%
  Germany ...................................             1.1%          1.1%
  France ....................................              (1)          1.0%
  Brazil ....................................              (1)          1.1%
Total Outside U.S. ..........................            21.2%         20.7%

--------------------------------------------------------------------------------
(1)   The applicable balances are less than 1.0%.

Industry Composition

      At June 30, 2003, our commercial aerospace portfolio in the Capital Finance business unit consisted of financing and leasing assets of $4,479.2 million covering 203 aircraft. These loans had an average age of approximately 7 years (based on a dollar value weighted average). The portfolio was spread over 83 accounts, with the majority placed with major airlines around the world. The commercial aerospace portfolio at December 31, 2002 was $4,072.8 million of financing and leasing assets, which covered 194 aircraft spread over 78 accounts, with a weighted average age of approximately 7 years. The commercial aircraft all comply with stage III noise regulations.

      The following table summarizes the composition of the commercial aerospace portfolio as of June 30, 2003 and December 31, 2002 ($ in millions):

                                 At June 30, 2003       At December 31, 2002
                              ---------------------  -------------------------
                                  Net     Number of      Net         Number of
                              Investment    Planes   Investment       Planes
                              ----------  --------   ----------      ---------
By Geography:
   Europe .................    $1,930.9        62      $1,506.5           51
   North America(1) .......     1,060.9        76       1,042.2           75
   Asia Pacific ...........       879.5        36         853.6           35
   Latin America ..........       536.2        25         595.9           29
   Africa/Middle East .....        71.7         4          74.6            4
                               --------       ---      --------          ---
Total .....................    $4,479.2       203      $4,072.8          194
                               ========       ===      ========          ===

By Manufacturer:
   Boeing .................    $2,607.9       140      $2,388.1          135
   Airbus .................     1,847.5        48       1,647.9           42
   Other ..................        23.8        15          36.8           17
                               --------       ---      --------          ---
Total .....................    $4,479.2       203      $4,072.8          194
                               ========       ===      ========          ===

By Body Type(2):
   Narrow .................    $3,218.7       152      $2,799.4          142
   Intermediate ...........       865.4        18         859.2           17
   Wide ...................       371.3        18         377.4           18
   Other ..................        23.8        15          36.8           17
                               --------       ---      --------          ---
Total .....................    $4,479.2       203      $4,072.8          194
                               ========       ===      ========          ===

--------------------------------------------------------------------------------
(1) Comprised of net investments in the U.S. and Canada of $871.6 million (70 aircraft) and $189.3 million (6 aircraft) at June 30, 2003 and $832.7 million (69 aircraft) and $209.5 million (6 aircraft) at December 31, 2002.

(2) Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

      As of June 30, 2003, operating leases represented approximately 83% of the portfolio, with the remainder consisting of capital leases (including leveraged leases) and loans. Tax-optimization leveraged leases, which generally have increased risk for lessors in comparison to our other lease and leveraged lease structures, were approximately $216 million at June 30, 2003. Total leveraged leases, including the tax optimization structures described above, were $472 million or 11% of the aerospace portfolio at June 30, 2003. Of the 203 aircraft, 2 are off-lease, 1 of which has been remarketed with leases pending as of June 30, 2003.

      The regional aircraft portfolio at June 30, 2003 consisted of 122 planes and a net investment of $316.9 million, primarily in the Structured Finance segment. The planes are primarily located in North America and Europe. Operating leases accounted for about 31% of the portfolio at June 30, 2003, with the rest being capital leases or loans. There are 5 aircraft in this portfolio that are off-lease. At December 31, 2002, the regional aircraft portfolio consisted of 117 planes and a net investment of $344.0 million.

      The following is a list of CIT's exposure to bankrupt carriers and the current status of related aircraft.

      o National Airways -- On November 6, 2002, National Airways, which was operating in bankruptcy, announced that it would cease operations effective November 6, 2002. We have repossessed our two narrow-body Boeing 757 aircraft previously leased to National Airways, and released one during the quarter and have a lease pending for the second aircraft.

      o UAL Corp. -- On December 9, 2002, UAL Corp., the parent of United Airlines, announced its Chapter 11 bankruptcy filing. Under existing agreements, United Airlines leases 4 CIT-owned narrow body aircraft (2 Boeing 757 aircraft and 2 Boeing 737 aircraft) with a net book value of $91.2 million. These leases were converted from single investor capital leases to short-term operating leases during the quarter ended March 31, 2003.

      o Avianca Airlines -- Avianca Airlines filed voluntary petitions for re-organization under Chapter 11 of the U.S. Bankruptcy Code on Friday, March 21, 2003. Under existing agreements, CIT has operating leases with Avianca Airlines whereby it is the lessee of one MD 80 and one Boeing 757 aircraft, both of which are in the process of being restructured. Current net investment is $38.5 million.

      o Air Canada -- Air Canada filed for protection from creditors on April 1, 2003 under the Companies' Creditors Arrangement Act, the Canadian reorganization law. CIT's exposure in aircraft to Air Canada is approximately USD $52 million, primarily relating to one Boeing 767 aircraft for which CIT has an investment in a leveraged lease (not a tax-optimized structure), with a remaining term of six years and a $16.0 million loan collateralized by eight Bombardier Dash 8 aircraft. The loan is fully guaranteed by the Canadian government. CIT had a second 767 aircraft that came off-lease on June 1, 2003 and has been re-leased to another carrier.

      Additionally, CIT holds Senior A tranche Enhanced Equipment Trust Certificates (EETCs) with a fair value of $41.5 million issued by United Airlines, which are debt instruments collateralized by aircraft operated by the airline. In connection with United Airlines' filing under Chapter 11, CIT is a co-arranger in a $1.2 billion secured revolving and term loan facility with a commitment of $102.0 million. This debtor-in-possession facility, with an outstanding balance of $32.3 million at June 30, 2003, is secured by, among other collateral, previously unencumbered aircraft. Future revenues and aircraft values could be impacted by the actions of the carriers, management's actions with respect to re-marketing the aircraft, airline industry performance and aircraft utilization.

      The top five commercial aerospace exposures totaled $1,024.0 million at June 30, 2003, the largest of which was $292.5 million. All are to carriers outside of the U.S. and the top three of these exposures are to European carriers. The largest exposure to a U.S. carrier at June 30, 2003 was $142.7 million.

      Our aerospace assets include both operating leases and capital leases. Management monitors economic conditions affecting equipment values, trends in equipment values, and periodically obtains third party appraisals of commercial aerospace equipment, which include projected rental rates. We adjust the depreciation schedules of commercial aerospace equipment on operating leases or residual values underlying capital leases, when required. Aerospace assets are reviewed for impairment annually, or more often when events or circumstances warrant. An aerospace asset is considered impaired when the expected undiscounted cash flow over its expected remaining life is less than its book value. Both historical information and current economic trends are factored into the assumptions and analyses used when determining the expected undiscounted cash flow. Included among these assumptions are the following:

      o     Lease terms

      o     Remaining life of the asset

      o     Lease rates supplied by independent appraisers

      o     Remarketing prospects

      o     Maintenance costs

      An impairment loss is recognized if the asset book value exceeds the estimated fair value determined under the aforementioned cash flow analysis. There were no recorded impairment charges related to the commercial aerospace assets during the quarter ended June 30, 2003, while $1.8 million was recorded during the March 2003 quarter. Management remains comfortable with valuations of the commercial aerospace portfolio. Utilization is good, demonstrating the ability to place aircraft. However, these placements are at compressed rental rates, which reflect current market conditions. Generally, leases are being written for terms between three and five years.

      Our telecommunications portfolio is included in "Communications" in the industry composition table included in Note 7 to the Consolidated Financial Statements. This portfolio totals approximately $647.9 million at June 30, 2003, or approximately 1.7% of total financing and leasing assets. The portfolio consists of 53 accounts with an average balance of approximately $12.2 million. The 10 largest accounts in the portfolio aggregate $262.7 million with the largest single account totaling $33.4 million. Non-performing accounts totaled $94.2 million (10 accounts) or 14.5% of this portfolio. The telecommunications portfolio includes CLECs, wireless and towers, with the largest group being CLEC accounts, which totaled $224.3 million, or 34.6% of the telecommunications portfolio, at June 30, 2003. At December 31, 2002, the portfolio totaled $710.1 million (approximately 2.0% of total financing and leasing assets) and consisted of 52 accounts with an average balance of approximately $13.7 million. The 10 largest accounts in the portfolio aggregated $264.5 million with the largest single account totaling $32.9 million. Non-performing accounts totaled $120.2 million (10 accounts) or 16.9% of this portfolio. Many of these CLEC accounts are still in the process of building out their networks and developing their customer bases. Our telecommunications transactions are collateralized by the assets of the customer (equipment, receivables, cash, etc.) and typically are also secured by a pledge of the stock of non-public companies. Weak economic conditions and industry overcapacity have driven down values in this sector. As discussed in "Provision and Reserve for Credit Losses," $128.1 million of previously recorded reserves remain for telecommunication exposures. As management continues to monitor and work out the individual accounts in this portfolio, charge-offs will likely be recorded against this reserve in subsequent periods. Weakness in this sector could result in additional losses or require additional reserves.

      The  portfolio  of  direct  and  private  fund  venture   capital   equity
investments totaled $325.4 million at June 30, 2003 and $335.4 million at December 31, 2002. At June 30, 2003, this portfolio was comprised of direct investments of approximately $169.1 million in 49 companies and $156.3 million in 52 private equity funds. Our direct investments totaled $188.8 million (57 companies) and our investment in private equity funds amounted to $146.6 million (52 funds) as of December 31, 2002. These investments are principally in emerging growth enterprises in selected industries, including industrial buyout, information technology, life science and consumer products. In 2001, we ceased making new venture capital investments beyond existing commitments, which totaled approximately $144.3 million at June 30, 2003 and $164.9 million at December 31, 2002. These commitments, which are mainly to private equity funds, may or may not be drawn. Performance of both our direct investments and our fund investments will depend upon the performance of the underlying companies, and public and private market valuations of these companies. During the quarters ended June 30, 2003 and 2002, we recognized losses of $12.1 million and $1.4 million and for the six months ended June 30, 2003 and 2002, losses totaled $16.5 million and $6.7 million.

      At June 30, 2003, we had approximately $168.1 million of loans and assets outstanding to customers located or doing business in Argentina. During 2002, the Argentine government instituted economic reforms, including the conversion of certain dollar-denominated loans into pesos. Due to these actions and the weakness of the peso, we established a reserve of $135.0 million during 2002. The underlying portfolio continues to perform as to collection, but payments are now in pesos. Collection efforts and discussions with the Argentine government continue in order to maximize recovery efforts. Management expects to seek resolution in the coming quarters and charge-offs are expected to be recorded against the reserve as these activities are concluded.

      Management strives to maximize the profitability of the operating lease equipment portfolio by balancing equipment utilization levels with market rental rates and lease terms. Substantially all such equipment was subject to lease agreements throughout the first six months of 2003 and 2002. Total equipment not subject to lease agreements was $293.9 million and $385.9 million at June 30, 2003 and December 31, 2002, respectively. The current weakness in the commercial airline industry and the slower economy could further adversely impact both rental and utilization rates prospectively.

      See Note 5 -- Concentrations of Item 1. Consolidated Financial Statements for further discussion on concentrations.

Other Assets

      Other assets totaled $4.9 billion at June 30, 2003 and $4.7 billion at December 31, 2002, as both the total balance and the underlying components were essentially unchanged. Other assets primarily consisted of the following at June 30, 2003: securitization assets, including interest-only strips, retained subordinated securities, cash reserve accounts and servicing assets of $1.4 billion, investments in and receivables from and related to non-consolidated subsidiaries of $0.9 billion, accrued interest and receivables from derivative counterparties of $0.8 billion, deposits on commercial aerospace flight equipment of $0.3 billion, direct and private fund equity investments of $0.3 billion, repossessed assets of $0.1 billion, prepaid expenses of $0.1 billion and investment in aerospace securities of $0.1 billion. The remaining balance includes furniture and fixtures, miscellaneous receivables and other assets.

Goodwill and Other Intangible Assets Impairment and Amortization

      The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the Company adopted SFAS 142, under which goodwill is no longer amortized but instead is assessed for impairment at least annually. As part of the adoption, the Company allocated its existing goodwill to each of our reporting units as of October 1, 2001. Under the transition provisions of SFAS 142, there was no goodwill impairment as of October 1, 2001.

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

      Subsequent to March 31, 2002, CIT experienced further credit downgrades and the business environment and other factors continued to negatively impact the expected CIT IPO proceeds. As a result, we performed both a Step 1 and a Step 2 analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. This analysis was based upon market data from our financial advisors regarding the individual reporting units, and other relevant market data at June 30, 2002 and through the period immediately following the IPO of the Company, including the total amount of IPO proceeds. This analysis resulted in Step 1 and Step 2 incremental goodwill impairment charges of $1.719 billion and $148.0 million, respectively, as of June 30, 2002, which were recorded during the June 30, 2002 quarter.

      The changes in the carrying amount of goodwill for the six months ended June 30, 2003 were as follows ($ in millions):

                                        Specialty    Equipment   Capital   Commercial  Structured
                                         Finance      Finance    Finance     Finance     Finance      Total
                                        ---------    ---------   -------   ----------  ----------     -----
Balance as of December 31, 2002 ......    $ 14.0       $ --       $   --      $370.4      $   --      $384.4
Goodwill related to rail acquisition..        --         --          5.4          --          --         5.4
                                          ------       ----       ------      ------      ------      ------
Balance as of June 30, 2003 ..........    $ 14.0       $ --       $  5.4      $370.4      $   --      $389.8
                                          ======       ====       ======      ======      ======      ======

      The $5.4 million increase to goodwill during the quarter ended June 30, 2003 relates to the acquisition of an approximate 75% interest in Flex Leasing Corporation by Capital Finance on April 8, 2003. Flex, which is based in San Francisco, California and was founded in 1996, leases approximately 7,200 general-purpose railcars, representing approximately $410.0 million in assets, to railroads and shippers in the U.S. and Canada. The Flex results of operations from the date of acquisition through June 30, 2003 are included in the CIT consolidated results and are not significant. Minority interest related to the Flex acquisition was $39.7 million at June 30, 2003 and is included in other liabilities in the CIT consolidated balance sheet.

Results and Trends in Relation to the Prior Quarter

      The following analysis is provided in addition to the year-over-prior year period analysis in order to discuss trends in our business in the periods subsequent to our July 2002 IPO.

      Net income for the quarter ended June 30, 2003 was $136.9 million, or $0.65 per diluted share, compared to $127.0 million, or $0.60 per diluted share for the quarter ended March 31, 2003. The table that follows presents results for the quarters ended June 30, 2003 and March 31, 2003, both in amount and as a percentage of AEA ($ in millions):

                                                               Quarter ended             Quarter ended
                                                               June 30, 2003             March 31, 2003
                                                          -----------------------       ------------------
                                                          Amount            % AEA       Amount       % AEA
                                                          ------            -----       ------       -----
Finance income .....................................    $   943.2          10.57%     $   939.2      10.86%
Interest expense ...................................        331.1           3.71%         346.7       4.01%
                                                        ---------          -----      ---------      -----
Net finance income .................................        612.1           6.86%         592.5       6.85%
Depreciation on operating lease equipment ..........        272.9           3.06%         278.8       3.22%
                                                        ---------          -----      ---------      -----
Net finance margin .................................        339.2           3.80%         313.7       3.63%
Provision for credit losses ........................        100.6           1.13%         103.0       1.19%
                                                        ---------          -----      ---------      -----
Net finance margin after provision for credit losses        238.6           2.67%         210.7       2.44%
Other revenue ......................................        217.6           2.44%         235.5       2.72%
                                                        ---------          -----      ---------      -----
Operating margin ...................................        456.2           5.11%         446.2       5.16%
Salaries and general operating expenses ............        227.4           2.55%         233.6       2.70%
                                                        ---------          -----      ---------      -----

Income before provision for income taxes ...........        228.8           2.56%         212.6       2.46%
Provision for income taxes .........................        (89.2)         (1.00)%        (82.9)     (0.96)%
Minority interest in subsidiary trust holding
   solely debentures of the Company, after tax .....         (2.7)         (0.03)%         (2.7)     (0.03)%
                                                        ---------          -----      ---------
Net income .........................................    $   136.9           1.53%     $   127.0       1.47%
                                                        =========          =====      =========
Net income per share-- basic and diluted ...........    $    0.65                     $    0.60
                                                        =========                     =========
Average Earning Assets (AEA) .......................    $35,700.0                     $34,600.6
                                                        =========                     =========

      The increase in net income from the prior quarter reflected higher interest margin, lower charge-offs and controlled expenses, partially off-set by lower other revenue.

      Net finance margin, at 3.80% of average earning assets for the current quarter, increased from 3.63% during the prior quarter. The improvement primarily reflects higher yield-related fees (9 basis points higher than last quarter), reduced excess liquidity (4 basis points) and a shift in debt mix to better match assets and liabilities (6 basis points). Although improving, our funding costs are still higher than historical levels. The positive impact on risk adjusted margin due to fair value adjustments to mark finance receivables and debt to market remaining from the Tyco acquisition, before the benefit of refinancing at better rates, declined to 13 basis points from 19 basis points last quarter.

      Operating lease equipment increased to $7,560.0 million from $6,831.4 million at March 31, 2003 primarily due to large-ticket equipment in the Capital Finance unit. The aerospace portfolio increased by approximately $400 million due to new fundings and the conversion of capital leases to operating leases. The rail portfolio increased by approximately $400 million due to the current quarter acquisition. The decline in depreciation expense for the quarter reflects a greater proportion of aircraft and rail assets with an average depreciable life of 25 and 40 years, compared to smaller ticket asset lives of 3 years. Our depreciable assets range from smaller-ticket, shorter-term leases (e.g. computers) to larger-ticket, longer-term leases (e.g. commercial aircraft and rail assets). Operating lease margin (rental income less depreciation expense) as a percentage of average operating lease equipment was 5.9% during the quarter ended June 30, 2003 versus 6.1% during the prior quarter, reflecting continued pressure on aerospace rental rates.

      Total net charge-offs during the quarter ended June 30, 2003 were $108.4 million (1.51%), including $11.3 million of telecommunication loan net charge-offs, compared to $114.3 million (1.61%) during the quarter ended March 31, 2003. The tables that follow detail net charge-offs for the current and prior quarters by segment, both in amount and as a percentage of average finance receivables. In addition to total amounts, net charge-offs relating to the liquidating and telecommunications portfolios are also presented to provide enhanced analysis ($ in millions):

Net Charge-offs:                                    Quarter Ended June 30, 2003
                                   --------------------------------------------------------------
                                                      Before Liquidating and    Liquidating and
                                          Total         Telecommunications     Telecommunications
                                   -----------------  ----------------------   ------------------
Specialty Finance -- commercial..  $ 23.9      1.33%      $23.9     1.33%        $  --       --
Equipment Finance ...............    38.6      2.51%       26.1     1.82%         12.5    12.00%
Commercial Finance ..............    21.3      0.96%       18.6     0.84%          2.7    76.80%
Capital Finance .................      --        --          --       --            --       --
Structured Finance ..............     8.6      1.18%         --       --           8.6     5.38%
                                   ------                 -----                  -----
  Total Commercial Segments .....    92.4      1.40%       68.6     1.09%         23.8     8.87%
Specialty Finance -- consumer ...    16.0      2.62%        9.9     2.43%          6.1     3.01%
                                   ------                 -----                  -----
  Total .........................  $108.4      1.51%      $78.5     1.17%        $29.9     6.33%
                                   ======                 =====                  =====

Net Charge-offs:                                    Quarter Ended March 31, 2003
                                   --------------------------------------------------------------
                                                      Before Liquidating and    Liquidating and
                                          Total         Telecommunications     Telecommunications
                                   -----------------  ----------------------   ------------------
Specialty Finance -- commercial..  $ 31.0      1.73%      $30.6     1.76%        $ 0.4     8.65%
Equipment Finance ...............    38.1      2.39%       29.7     2.02%          8.4     6.48%
Commercial Finance ..............    16.6      0.80%       16.6     0.80%           --       --
Capital Finance .................     1.8      0.55%        1.8     0.55%           --       --
Structured Finance ..............    13.8      1.90%         --       --          13.8     8.23%
                                   ------                 -----                  -----
  Total Commercial Segments .....   101.3      1.55%       78.7     1.27%         22.6     7.48%
Specialty Finance -- consumer ...    13.0      2.36%        6.6     1.92%          6.4     3.09%
                                   ------                 -----                  -----
  Total .........................  $114.3      1.61%      $85.3     1.30%        $29.0     5.70%
                                   ======                 =====                  =====

      Total telecommunications and liquidating charge-offs were up $0.9 million from last quarter. Charge-offs in the liquidating franchise and trucking portfolios increased while telecommunication related charge-offs declined. Before liquidating portfolio charge-offs and telecommunication charge-offs covered by specific 2002 reserving actions, charge-offs were $78.5 million (1.17% of average finance receivables) for the current quarter, down from $85.3 million (1.30%) last quarter. The improvement from last quarter primarily reflects declines in both Specialty Finance -- commercial and Equipment Finance, partially offset by higher Specialty Finance -- consumer charge-offs this quarter, which included higher losses in home equity loans. The decline in Specialty Finance -- commercial is due to lower charge-offs in the small business loan and lease portfolios that were transferred from Equipment Finance last quarter, while the Equipment Finance trend reflected lower charge-offs in the construction and industrial equipment businesses.

      For the quarter ended June 30, 2003, Other Revenue totaled $217.6 million, down from $235.5 million for the quarter ended March 31, 2003, reflecting lower fee income mainly in the Specialty Finance Segment and an increase in venture capital investment losses due to the continued weak economic environment. Securitization gains during the current quarter totaled $33.8 million, 14.8% of pretax income, on volume of $1,653.0 million, compared to $30.7 million, 14.4% of pretax income, on volume of $1,237.0 million during the prior quarter. The components of Other Revenue are set forth in the following table ($ in millions):

                                                        Quarter Ended
                                                  -------------------------
                                                  June 30,        March 31,
                                                    2003            2003
                                                  --------        ---------
Fees and other income........................      $134.6          $144.7
Factoring commissions........................        44.8            46.9
Gains on securitizations.....................        33.8            30.7
Gains on sales of leasing equipment..........        16.5            17.6
Loss on venture capital investments..........       (12.1)           (4.4)
                                                   ------          ------
  Total......................................      $217.6          $235.5
                                                   ======          ======

      The reduction of fees and other income reflected write-downs of securitization retained interests. Salaries and general operating expenses were $227.4 million for the current quarter, compared to $233.6 million reported for the March 31, 2003 quarter. The decrease from last quarter included lower repossession and collection expenses and reduced costs associated with securitization facilities. Salaries and general operating expenses were 1.99% of average managed assets during the quarter, versus 2.08% for the prior quarter due to the combination of lower expenses and higher asset levels. The efficiency ratio for the quarter (salaries and general operating expenses divided by operating margin, excluding provision for credit losses) improved to 40.8% as compared to 42.5% in the prior quarter, reflecting lower operating expenses and higher revenues. Headcount was unchanged at 5,845 at both June 30, 2003 and March 31, 2003.

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

      We review and monitor credit exposures, both owned and managed, on an ongoing basis to identify, as early as possible, those customers that may be experiencing declining creditworthiness or financial difficulty, and periodically evaluate our finance receivables across the entire organization. We monitor concentrations by borrower, industry, geographic region and equipment type, and we adjust limits as conditions warrant to minimize the risk of substantial credit loss. We have maintained a standard practice of reviewing our aerospace portfolio regularly and, in accordance with SFAS No. 13 and SFAS No. 144, we test for asset impairment based upon projected cash flows and relevant market data, with any impairment in value charged to operating earnings. Given the developments in the aerospace sector during 2002 and into 2003, performance, profitability and residual values relating to aerospace assets were reviewed more frequently with the Executive Credit Committee.

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

Consumer and Small Ticket Leasing

      For consumer transactions and small-ticket leasing transactions, we employ proprietary automated credit scoring models by loan type that include both customer demographics and credit bureau characteristics. The profiles emphasize, among other things, occupancy status, length of residence, length of employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information and combined loan to value ratio. The models are used to assess a potential borrower's credit standing and repayment ability considering the value or adequacy of property offered as collateral. Our credit criteria include reliance on credit scores, including those based upon both our proprietary internal credit scoring model and external credit bureau scoring, combined with judgment. The credit scoring models are regularly reviewed for effectiveness utilizing statistical tools.

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

      Our Capital Committee sets policies, oversees and guides the interest rate and currency risk management process, including the establishment and monitoring of risk metrics, and ensures the implementation of those policies. Other risks monitored by the Capital Committee include derivative credit risk and liquidity risk. The Capital Committee meets periodically and includes the Chief Executive Officer, the Chief Financial Officer, the Treasurer, and the Controller, with business unit executives serving on a rotating basis.

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

      CIT uses derivatives for hedging purposes only, and does not enter into derivative financial instruments for trading or speculative purposes. As part of managing the exposure to changes in market interest rates, CIT, as an end-user, enters into various interest rate swap transactions in the over-the-counter markets, with other financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated according to a hedge objective against a specified liability, including long-term debt, bank credit facilities, and commercial paper. CIT's primary hedge objectives include the conversion of variable-rate liabilities to fixed rates, and the conversion of fixed-rate liabilities to variable rates. The notional amounts, rates, indices and maturities of CIT's derivatives are required to closely match the related terms of CIT's hedged liabilities.

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

      Interest rate swaps with notional principal amounts of $9.2 billion at June 30, 2003 and $9.0 billion at March 31, 2003 were designated as hedges against outstanding debt. The net increase in notional principal amounts of interest rate swaps as of June 30, 2003 consisted of a $1,188.5 million increase in fixed to floating-rate swaps (fair value hedges) and a $1,031.5 million decrease in floating to fixed-rate swaps (cash flow hedges). The increase in fair value hedges was due to the $500 million fixed rate note issued during the quarter which was swapped to float, with the remaining increase due to retail fixed issuances being swapped to float. The decline in the cash flow hedges is the result of maturities during the quarter. In addition, CIT enters into hedge transactions in conjunction with its securitization programs. See Note 3 to the Consolidated Financial Statements for further details.

      The  following  table   summarizes  the  composition  of  our  assets  and
liabilities before and after swaps at June 30 and March 31, 2003:

                                                         Before Swaps                 After Swaps
                                                  --------------------------    -------------------------
                                                  Fixed Rate   Floating Rate    Fixed Rate  Floating Rate
                                                  ----------   -------------    ----------  -------------
                   June 30, 2003
Assets.........................................       52%           48%             52%          48%
Liabilities....................................       65%           35%             53%          47%

                  March 31, 2003

Assets.........................................       51%           49%             51%          49%
Liabilities....................................       62%           38%             55%          45%

      A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown in the following table ($ in millions):

                                                                       Quarter Ended June 30, 2003
                                                           -------------------------------------------------
                                                                 Before Swaps               After Swaps
                                                           ----------------------      ---------------------
Commercial paper and variable rate senior notes and bank
  credit facilities..................................      $12,030.2        1.90%      $15,646.8       2.72%
Fixed rate senior and subordinated notes.............       20,284.9        6.13%       16,668.3       5.93%
                                                           ---------                   ---------
Composite............................................      $32,315.1        4.56%      $32,315.1       4.37%
                                                           =========                   =========

                                                                     Quarter Ended March 31, 2003
                                                           -------------------------------------------------
                                                                 Before Swaps               After Swaps
                                                           ----------------------      ---------------------
Commercial paper and variable rate senior notes and bank
  credit facilities..................................      $12,704.5        1.94%      $14,751.9       2.80%
Fixed rate senior and subordinated notes.............       19,695.7        6.32%       17,648.3       6.10%
                                                           ---------                   ---------
Composite............................................      $32,400.2        4.61%      $32,400.2       4.60%
                                                           =========                   =========

                                                                      Quarter Ended June 30, 2002
                                                           -------------------------------------------------
                                                                 Before Swaps               After Swaps
                                                           ----------------------      ---------------------
Commercial paper and variable rate senior notes and bank
  credit facilities..................................      $16,056.8        2.25%      $13,942.2       2.46%
Fixed rate senior and subordinated notes.............       17,822.6        6.08%       19,937.2       5.98%
                                                           ---------                   ---------
Composite............................................      $33,879.4        4.27%      $33,879.4       4.53%
                                                           =========                   =========

                                                                    Six Months Ended June 30, 2003
                                                           -------------------------------------------------
                                                                 Before Swaps               After Swaps
                                                           ----------------------      ---------------------
Commercial paper and variable rate senior notes and bank
  credit facilities..................................      $12,367.3        1.92%      $15,159.1       2.75%
Fixed rate senior and subordinated notes.............       19,990.3        6.23%       17,198.5       6.02%
                                                           ---------                   ---------
Composite............................................      $32,357.6        4.58%      $32,357.6       4.49%
                                                           =========                   =========

                                                                     Six Months Ended June 30, 2002
                                                           -------------------------------------------------
                                                                 Before Swaps               After Swaps
                                                           ----------------------      ---------------------
Commercial paper and variable rate senior notes and bank
  credit facilities..................................      $17,678.4        2.19%      $14,933.1       2.34%
Fixed rate senior and subordinated notes.............       16,827.5        5.85%       19,572.8       5.83%
                                                           ---------                   ---------
Composite............................................      $34,505.9        3.97%      $34,505.9       4.32%
                                                           =========                   =========

      The weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred over the life of the borrowings had we chosen to manage interest rate risk without the use of such swaps. Derivatives are discussed further in Note 3 -- Derivative Financial Instruments to the Consolidated Financial Statements.

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

      An immediate hypothetical 100 basis point increase in the yield curve on July 1, 2003 would have reduced net income by an estimated $15 million after tax over the next twelve months, while a decrease in the yield curve would have increased net income by a like amount. Although management believes that this measure provides a meaningful estimate of our interest rate sensitivity, it does not account for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet and other business developments that could affect net income. Accordingly, no assurance can be given that actual results would not differ materially from the potential outcome simulated by our computer modeling. Further, it does not necessarily represent management's current view of future market interest rate movements.

      We also utilize foreign currency exchange forward contracts to hedge currency risk underlying our net investments in foreign operations and cross currency interest rate swaps to hedge both foreign currency and interest rate risk underlying foreign debt. At June 30, 2003, CIT was party to foreign currency exchange forward contracts with notional amounts totaling $2.4 billion and maturities ranging from 2003 to 2006. CIT was also party to cross currency interest rate swaps with notional amounts totaling $1.4 billion and maturities ranging from 2003 to 2027. At March 31, 2003, CIT was party to foreign currency exchange forward contracts with notional amounts totaling $2.7 billion. CIT was also party to cross currency interest rate swaps with notional amounts totaling $1.4 billion. At June 30, 2002, CIT was party to $3.4 billion in notional principal amount of foreign currency exchange forward contracts and $2.0 billion in notional principal amount of cross currency swaps that were designated as currency-related debt hedges. Translation gains and losses of the underlying foreign net investment, as well as offsetting derivative gains and losses on designated hedges, are reflected in other comprehensive income in the Consolidated Balance Sheet.

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

Liquidity Risk Management

      Liquidity risk refers to the risk of CIT being unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding and committed alternate sources of funding. The primary funding sources are commercial paper (U.S.), long-term debt (U.S. and International) and asset-backed securities (U.S. and Canada). Included as part of our securitization programs are committed asset-backed commercial paper programs in the U.S. and Canada. We also maintain committed bank lines of credit to provide backstop support of commercial paper borrowings and local bank lines to support our international operations. Additional sources of liquidity are loan and lease payments from customers, whole-loan asset sales and loan syndications.

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

Liquidity

      The commercial paper program closed the quarter at $4.6 billion, up slightly from $4.5 billion at March 31, 2003. The drop in outstanding balance from December corresponded with the emphasis on term funding during the quarter. Our targeted program size remains at $5.0 billion and our goal is to maintain at least 100% back-up liquidity.

      During the quarter, previously drawn bank facilities were completely paid down from $1.3 billion at March 31, 2003. At June 30, 2003, we had undrawn total bank credit facilities of $6,270.0 million. Accordingly, backstop liquidity coverage of outstanding commercial paper was in excess of 100% at June 30, 2003. In April 2003, a $765.0 million undrawn facility expired and was not renewed. Our remaining facilities include a $3,720.0 million facility, undrawn and available, which expires March 2005, and two other facilities expiring during October 2003.

      In addition to the commercial paper markets, CIT accesses the unsecured term debt markets. CIT maintains registration statements with the Securities and Exchange Commission covering debt securities that it may sell in the future. At June 30, 2003, we had $17.0 billion of registered, but unissued, debt securities available under a shelf registration statement. Term-debt issued during the quarter ended June 30, 2003 consisted of a $0.5 billion five-year, fixed-rate global issue and $1.0 billion in variable-rate medium-term notes. In November 2002, we introduced a retail note program, in which we offer senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During the quarter, we issued $340.0 million under this program. As of June 30, 2003, we had issued $1.8 billion of notes under this program having maturities of between 2 and 10 years.

      To further strengthen our funding capabilities, we maintain committed asset backed facilities, which cover a range of assets from equipment to consumer home equity receivables, and trade accounts receivable. While these facilities are predominately in the U.S., we also maintain facilities for Canadian domiciled assets. As of June 30, 2003, we had approximately $2.8 billion of availability in our committed asset-backed facilities and $2.6 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program. Securitization volume was $1.7 billion, compared to $1.2 billion last quarter.

      Our credit ratings are shown for June 30, 2003, December 31, 2002 and June 30, 2002 in the following table:

                                       At June 30, 2003        At December 31, 2002        At June 30, 2002
                                   -----------------------   ------------------------   -----------------------
                                   Short Term    Long Term   Short Term     Long Term   Short Term    Long Term
                                   ----------    ---------   ----------     ---------   ----------    ---------
Moody's........................        P-1          A2           P-1           A2           P-1           A2
Standard & Poor's..............        A-1          A            A-1           A            A-2          BBB+
Fitch..........................         F1          A            F1            A            F2           BBB

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

      The following tables summarize various contractual obligations, selected contractual cash receipts and contractual commitments as of June 30, 2003. Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded ($ in millions):

                                                              Payments and Collections by Period
                                         -------------------------------------------------------------------------
                                                      Remaining                                           After
Contractual Obligations                    Total         2003        2004          2005         2006       2006
-----------------------                  ---------    ---------    ---------    ---------    ---------   ---------
Commercial Paper ....................    $ 4,576.7    $ 4,576.7    $      --    $      --    $      --   $      --
Variable-rate term debt .............      6,637.3      1,980.2      3,531.4        833.3         35.3       257.1
Fixed-rate term debt ................     21,216.8      2,785.6      3,324.8      4,201.1      2,299.9     8,605.4
Lease rental expense ................        188.2         32.1         46.6         37.9         27.0        44.6
                                         ---------    ---------    ---------    ---------    ---------   ---------
   Total contractual obligations ....     32,619.0      9,374.6      6,902.8      5,072.3      2,362.2     8,907.1
                                         ---------    ---------    ---------    ---------    ---------   ---------
Finance receivables (1) .............     28,413.6      7,955.1      4,554.8      4,141.2      2,542.8     9,219.7
Operating lease rental income .......      3,171.7        642.9        860.4        550.5        339.4       778.5
Finance receivables held for sale (2)      1,210.0      1,210.0           --           --           --          --
Cash -- current balance .............      1,423.3      1,423.3           --           --           --          --
                                         ---------    ---------    ---------    ---------    ---------   ---------
   Total projected cash availability      34,218.6     11,231.3      5,415.2      4,691.7      2,882.2     9,998.2
                                         ---------    ---------    ---------    ---------    ---------   ---------
Net projected cash inflow (outflow) .    $ 1,599.6    $ 1,856.7    $(1,487.6)   $  (380.6)   $   520.0   $ 1,091.1
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

                                                                Commitment Expiration by Period
                                                ---------------------------------------------------------------
                                                           Remaining                                     After
Contractual Commitments                           Total      2003        2004       2005      2006       2006
-----------------------                         ---------  ---------   --------   --------  --------   --------
Aircraft purchases.........................     $3,286.0   $  318.0    $  788.0   $1,248.0  $  840.0   $   92.0
Credit extensions..........................      4,032.0    1,212.1       859.5      713.5     555.4      691.5
Letters of credit..........................      1,152.3    1,136.0        15.1        0.4       0.3        0.5
Sale-leaseback payments....................        494.7        8.3        28.5       28.5      28.5      400.9
Manufacturer purchase commitments..........        253.5      253.5          --         --        --         --
Venture capital fund and
  equity commitments.......................        149.2        0.2         2.5        0.4       3.7      142.4
Guarantees.................................         69.0       69.0          --         --        --         --
Acceptances................................         12.1       12.1          --         --        --         --
                                                 -------    -------    --------    -------  --------   --------
Total Commitments..........................     $9,448.8   $3,009.2    $1,693.6   $1,990.8  $1,427.9   $1,327.3
                                                ========   ========    ========   ========  ========   ========

      See the "-- Overview" and "-- Net Finance Margin" sections for information regarding the impact of our liquidity and capitalization plan on results of operations.

Capitalization

      The following table presents information regarding our capital structure ($ in millions):

                                                        June 30,    December 31,
                                                         2003           2002
                                                      ---------      ---------
Commercial paper .................................    $ 4,576.7      $ 4,974.6
Bank credit facilities ...........................           --        2,118.0
Term debt ........................................     27,854.1       24,588.7
Company-obligated mandatorily redeemable
  preferred securities of subsidiary
  trust holding solely debentures of the
  Company ("Preferred Capital Securities") .......        256.4          257.2
Stockholders' equity(1) ..........................      5,171.8        4,968.5
                                                      ---------      ---------
Total capitalization .............................     37,859.0       36,907.0
Goodwill .........................................       (389.8)        (384.4)
                                                      ---------      ---------
Total tangible capitalization ....................    $37,469.2      $36,522.6
                                                      =========      =========
Total tangible stockholders' equity ..............    $ 4,782.0      $ 4,584.1
                                                      =========      =========
Tangible stockholders' equity(1) and
  Preferred Capital Securities to
  managed assets .................................        10.53%         10.44%
Total debt (excluding overnight deposits)
  to tangible stockholders' equity(1)
  and Preferred Capital Securities ...............        6.28x          6.22x

--------------------------------------------------------------------------------
(1)   Stockholders'  equity for these  calculations  excludes  accumulated other comprehensive loss relating to derivative financial instruments and unrealized gains on equity and securitization investments of $114.2 million and $97.8 million at June 30, 2003 and December 31, 2002, respectively, as these losses and gains are not necessarily indicative of amounts which will be realized.

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

Securitization and Joint Venture Activities

      We utilize special purpose entities ("SPE's") and joint ventures in the normal course of business to execute securitization transactions and conduct business in key vendor relationships.

      Securitization Transactions -- SPE's are used to achieve "true sale" requirements for these transactions in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Pools of assets are originated or acquired and sold to SPE's, which in turn issue debt securities to investors solely backed by asset pools. Accordingly, CIT has no legal obligations to repay the securities in the event of a default by the SPE. CIT retains the servicing rights and participates in certain cash flows of the pools. The present value of expected net cash flows that exceeds the estimated cost of servicing is recorded in other assets as a "retained interest." Assets securitized are shown in our managed assets and our capitalization ratios on managed assets. Under the recently issued rules relating to consolidation and SPE's, non-qualifying securitization entities will have to be consolidated. Based on our preliminary analysis, we believe that all of our existing asset-backed SPE structures meet the definition of a qualifying special purpose entity ("QSPE") as defined by SFAS 140 and will therefore continue to qualify as off-balance sheet transactions. As part of these related activities, the Company enters into hedge transactions with the trusts (SPE) in order to protect the trust against interest rate risk. CIT insulates its associated risk by entering into offsetting swap transactions with third parties. The net effect is to protect the trust and CIT from interest rate risk. The notional amount of these swaps was $3.5 billion at June 30, 2003. During 2003, we successfully completed a consent solicitation to amend the negative pledge provision in our 1994 debt indenture. This action conforms the 1994 debt indenture to our other agreements and provides flexibility in structuring our securitizations as accounting sales or secured financings.

      Joint Ventures -- We utilize joint ventures to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. The vendor partner and CIT jointly own these distinct legal entities, and there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See related FIN 46, "Consolidation of Variable Interest Entities" discussion in "Accounting and Technical Pronouncements" and disclosure in Note 7 -- Related Party Transactions.

Critical Accounting Policies

      The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The following accounting policies include inherent risks and uncertainties related to judgments and assumptions made by management. Management's estimates are based on the relevant information available at the end of each period.

      Investments -- Investments, for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, the majority of which are venture capital equity investments, are accounted for under the cost method. Management uses judgment in determining when an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. As of June 30, 2003, the balance of venture capital equity investments was $325.4 million. A 10% fluctuation in value of venture capital investments equates to $0.09 in earnings per share.

      Charge-off of Finance Receivables -- Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after substantial collection efforts are conducted, considering such factors as the borrower's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers).

      Impaired Loans -- Loan impairment is defined as any shortfall between the estimated value and the recorded investment in the loan, with the estimated value determined using the fair value of the collateral and other cash flows, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate. The determination of impairment involves management's judgement and the use of market and third party estimates regarding collateral values. Valuations in the level of impaired loans and corresponding impairment as defined under SFAS 114 affect the level of the reserve for credit losses.

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

      The reserve for credit losses is set and recorded based on the development of three key components (1) specific reserves for collateral dependent loans which are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit trends and, (3) general reserves for estimation risk. The process involves the use of estimates and a high degree of management judgement. As of June 30, 2003, the reserve for credit losses was $754.9 million or 2.66% of finance receivables and 81.5% of past due receivables. A $10.0 million change in the reserve for credit losses equates to the following variances: 4 basis points (0.04%) in the percentage of reserves to finance receivables; 108 basis points (1.08%) in the percentage of reserves to past due receivables and $0.03 in earnings per share.

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

      Lease Residual Values -- Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We generally bear greater risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life. Management performs periodic reviews of the estimated residual values, with non-temporary impairment recognized in the current period. As of June 30, 2003, our direct financing lease residual balance was $2,448.0 million and our operating lease equipment balance was $7,560.0 million. A 10 basis points (0.1%) fluctuation in the total of these amounts equates to $0.03 in earnings per share.

      Goodwill -- CIT adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective October 1, 2001, the beginning of CIT's fiscal 2002. The Company determined at October 1, 2001 that there was no impact of adopting this new standard under the transition provisions of SFAS No. 142. Since adoption, goodwill is no longer amortized, but instead will be assessed for impairment at least annually. During this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and market place data. See "-- Goodwill and Other Intangible Assets Amortization" for a discussion of our impairment analysis. Goodwill was $389.8 million at June 30, 2003. A 10% fluctuation in the value of goodwill equates to $0.18 in earnings per share.

Accounting and Technical Pronouncements

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This pronouncement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. SFAS No. 148 also expands the disclosure requirements with respect to stock-based compensation. CIT does not intend to change to the fair value method of accounting. The required expanded disclosure is included in the June 30, 2003 financial statements and notes thereto.

      In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The expanded disclosure requirements are required for financial statements ending after December 15, 2002, while the liability recognition provisions are applicable to all guarantee obligations modified or issued after December 31, 2002. The liability recognition provision and expanded disclosure are included in our June 30, 2003 financial statements and notes thereto.

      In January 2003, the FASB issued FIN 46, which requires the consolidation of VIEs by their primary beneficiaries if they do not effectively disperse the risks among the parties involved. VIEs are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the entity that has the majority of the economic risks and rewards of ownership of the VIE. See Note 1 -- Summary of Significant Accounting Policies for additional information regarding the implementation of FIN 46.

      The FIN 46 potential impact to CIT is primarily related to three types of transactions: 1) strategic vendor partner joint ventures, 2) securitizations, and 3) selected financing and private equity transactions. Based on interpretations of FIN 46 currently available, we believe the implementation of this standard will not change the current equity method of accounting for our strategic vendor partner joint ventures (see Note 7 - Related Party

Transactions). Our securitization transactions outstanding at June 30, 2003 will continue to qualify as off-balance sheet transactions. The Company may structure certain future securitization transactions, including factoring trade account receivables transactions, as on-balance sheet financings. Certain VIEs acquired primarily in conjunction with selected financing and/or private equity transactions will be consolidated under FIN 46. However, we anticipate that the consolidation of these entities will not have a significant impact on our financial position or results of operations. Due to the complexity of the new guidance and evolving interpretations among accounting professionals, the Company will consider such further guidance, if any, and assess the accounting and disclosure impact of FIN 46 on its VIEs.

      In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This pronouncement amends and clarifies financial accounting and reporting for certain derivative instruments, including certain derivative instruments embedded in other contracts. This pronouncement is effective for all contracts entered into or modified after June 30, 2003. The implementation of SFAS No. 149 is not expected to have a significant impact on our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This pronouncement establishes standards for classifying and measuring certain financial instruments as a liability (or an asset in some circumstances). This pronouncement will require CIT to display the "Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company" within the liability section on the face of the consolidated balance sheet and show the related expense, with interest expense on a pre-tax basis. There will be no impact to net income upon adoption. This pronouncement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Prior period restatement is not permitted.

Statistical Data

      The following table presents components of net income as a percent of AEA, along with other selected financial data ($ in millions):

                                                           Six Months Ended
                                                                June 30,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------
Finance income.....................................        10.70%        12.14%
Interest expense...................................         3.85%         4.10%
                                                       ---------     ---------
  Net finance income...............................         6.85%         8.04%
Depreciation on operating lease equipment..........         3.14%         3.46%
                                                       ---------     ---------
  Net finance margin...............................         3.71%         4.58%
Provision for credit losses........................         1.16%         3.15%
                                                       ---------     ---------
Net finance margin, after provision
  for credit losses................................         2.55%         1.43%
Other revenue......................................         2.58%         2.73%
                                                       ---------     ---------
Operating margin...................................         5.13%         4.16%
                                                       ---------     ---------
Salaries and general operating expenses............         2.62%         2.69%
Goodwill impairment................................           --         37.14%
Interest expense-- TCH.............................           --          3.34%
                                                       ---------     ---------
Operating expenses.................................         2.62%        43.17%
                                                       ---------     ---------
Income (loss) before income taxes..................         2.51%       (39.01)%
Provision for income taxes.........................        (0.98)%       (0.98)%
Minority interest in subsidiary trust
  holding solely debentures of the Company.........        (0.03)%       (0.03)%
                                                       ---------     ---------
  Net income (loss)................................         1.50%       (40.02)%
                                                       =========     =========
Average earning assets.............................    $35,194.8     $35,069.7
                                                       =========     =========

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

Item 4. Controls and Procedures

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

      During our fiscal 2002 financial reporting process, management, with the Company's independent accountants, identified a deficiency in our tax financial reporting process relating to the calculation of deferred tax assets and liabilities which constitutes a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants.
Management believes that this matter has not had any material impact on our financial statements. Management has established a project plan and has completed the design of processes and controls to address this deficiency. The development phase is ongoing and includes process and control refinements. The project initiatives have recently been expanded to include historic tax basis data gathering and quality control review. The significant aspects of this project will be completed in 2003.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      On April 10, 2003, a putative class action lawsuit, asserting claims under the Securities Act of 1933, was filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and its Chief Financial Officer. The lawsuit contains allegations that the registration statement and prospectus prepared and filed in connection with the IPO were materially false and misleading, principally with respect to the adequacy of CIT's telecommunications-related loan loss reserves at the time. The lawsuit purports to have been brought on behalf of all those who purchased CIT common stock in or traceable to the IPO, and seeks, among other relief, unspecified damages or rescission for those alleged class members who still hold CIT stock and unspecified damages for other alleged class members. On June 25, 2003, by order of the United States District Court, the lawsuit was consolidated with five other substantially similar suits, all of which had been filed after April 10, 2003, and Glickenhaus & Co., a privately held investment firm, was named lead plaintiff. One such suit named as defendants some of the underwriters and former directors of CIT . In addition to the foregoing, two derivative suits arising out of the same facts and circumstances have been brought against CIT and some of its present and former directors.

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

Item 4. Submission of Matters to a Vote of Security Holders

      The annual meeting of stockholders was held on May 28, 2003. The following table includes individuals, comprising all of the directors of CIT, who were elected to the Board of Directors, each with the number of votes shown, to serve until the next annual meeting of stockholders, or until succeeded by another qualified director who has been elected, along with all other proposals and vote tallies:

 Proposal                                                                        Votes
    No.             Description                              Votes For      Withheld/Against     Abstain
 --------           -----------                              ---------      ----------------     -------
    1.    Election of Directors:
          Albert R. Gamper, Jr.                             196,782,961        1,198,123
          John S. Chen                                      190,869,332        7,111,762
          William A. Farlinger                              197,120,871          860,213
          Hon. Thomas H. Kean                               190,863,183        7,117,901
          Edward J. Kelly, III                              197,128,024          853,060
          Marianne Miller Parrs                             197,127,577          853,507
          Peter J. Tobin                                    197,123,820          857,264
          Lois M. Van Deusen                                190,858,972        7,122,112
    2.    Ratification of Independent Accountants           196,216,650        2,794,485            26,904
    3.    Approval of Long-Term Equity Compensation
          Plan, as amended                                  151,489,348       24,589,543         1,159,828
    4.    Approval of Annual Bonus Plan                     180,013,473       17,880,963         1,143,603
    5.    Approval of Employee Stock Purchase Plan          173,967,572        2,158,457         1,112,690

      Note: Proposals 3 and 5 required specific voting instructions from the beneficial owners pursuant to NYSE requirements.

Item 6. Exhibits and Reports on Form 8-K

     (a)          Exhibits

             3.1  Second Restated Certificate of Incorporation of the Company.

             3.2  Amended and Restated By-laws of the Company.

             4.1 Indenture dated as of August 26, 2002 by and among CIT Group Inc., Bank One Trust Company, N.A., as Trustee and Bank One NA, London Branch, as London Paying Agent and London
                  Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

            10.1 Employment Agreement for Jeffrey M. Peek, dated as of July 22, 2003.

            10.2 Amendment to Employment Agreement for Albert R. Gamper, Jr., dated as of July 22, 2003.

            12.1 CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

            31.1 Certification of Albert R. Gamper, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Joseph M. Leone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1  Certification  of Albert R. Gamper,  Jr. pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)          Reports on Form 8-K

                  Current Report on Form 8-K dated March 25, 2003, reporting the financing relationship of CIT with Avianca Airlines.

                  Current Report on Form 8-K dated April 3, 2003, reporting the financing relationship of CIT with Air Canada.

                  Current Report on Form 8-K dated April 10, 2003, reporting that a punitive class action lawsuit, asserting claims under the Securities Act of 1933, was filed in the United States District Court for the Southern District of New York, against CIT, its Chief Executive Officer and its Chief Financial Officer.

                  Current Report on Form 8-K dated April 24, 2003, reporting the financial results of CIT as of and for the quarter ended March 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CIT GROUP INC.

                            By:              /s/ Joseph M. Leone
                               .................................................
                                                Joseph M. Leone
                               Executive Vice President, Chief Financial Officer
                                       and Principal Accounting Officer

August 12, 2003