Form 10-Q
period 2003-09-30
CIT GROUP INC
filed 2003-11-10
CIK 1171825

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

               For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes X No _____

     As of October 31, 2003, there were 213,303,594 shares of the Registrant's common stock outstanding.

================================================================================

                         CIT GROUP INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                         Part I--Financial Information:

Item 1     Consolidated Financial Statements (Unaudited)................     1
           Consolidated Balance Sheets..................................     1
           Consolidated Statements of Income............................     2
           Consolidated Statements of Stockholders' Equity..............     3
           Consolidated Statements of Cash Flows........................     4
           Notes to Consolidated Financial Statements...................   5-19
Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations and Quantitative
             and Qualitative Disclosure about Market Risk...............   20-54
Item 4     Controls and Procedures......................................    54

                           Part II--Other Information:

Item 1     Legal Proceedings............................................    55
Item 6     Exhibits and Reports on Form 8-K.............................   55-56
           Signatures...................................................    57

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         CIT GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                       ($ in millions, except share data)


                                                                                 September 30,     December 31,
                                                                                     2003              2002
                                                                                 -------------     ------------
                                     ASSETS
Financing and leasing assets:
   Finance receivables........................................................     $30,342.6         $27,621.3
   Reserve for credit losses..................................................        (752.5)           (760.8)
                                                                                   ---------         ---------
   Net finance receivables....................................................      29,590.1          26,860.5
   Operating lease equipment, net.............................................       7,485.3           6,704.6
   Finance receivables held for sale..........................................       1,017.9           1,213.4
Cash and cash equivalents.....................................................       2,269.0           2,036.6
Goodwill......................................................................         388.7             384.4
Other assets..................................................................       4,749.6           4,732.9
                                                                                   ---------         ---------
Total Assets..................................................................     $45,500.6         $41,932.4
                                                                                   =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Debt:
   Commercial paper...........................................................     $ 4,935.8         $ 4,974.6
   Variable-rate bank credit facilities.......................................            --           2,118.0
   Variable-rate senior notes.................................................       7,430.0           4,906.9
   Fixed-rate senior notes....................................................      21,390.4          19,681.8
   Preferred capital securities...............................................         255.9                --
                                                                                   ---------         ---------
Total debt....................................................................      34,012.1          31,681.3
Credit balances of factoring clients..........................................       3,103.0           2,270.0
Accrued liabilities and payables..............................................       3,164.7           2,853.2
                                                                                   ---------         ---------
   Total Liabilities..........................................................      40,279.8          36,804.5
                                                                                   ---------         ---------
Commitments and Contingencies (Note 8)
Minority Interest.............................................................          39.9                --
Preferred capital securities..................................................            --             257.2
Stockholders' Equity:
   Preferred stock, $0.01 par value, 100,000,000 authorized; none issued......            --                --
   Common stock, $0.01 par value, 600,000,000 authorized; 213,324,623
     issued and 213,283,734 outstanding.......................................           2.1               2.1
   Paid-in capital, net of deferred compensation of $34.3 and $5.5............      10,679.1          10,676.2
   Accumulated deficit........................................................      (5,271.5)         (5,606.9)
   Accumulated other comprehensive loss.......................................        (227.6)           (200.7)
   Treasury stock, at cost....................................................          (1.2)               --
                                                                                   ---------         ---------
   Total Stockholders' Equity.................................................       5,180.9           4,870.7
                                                                                   ---------         ---------
   Total Liabilities and Stockholders' Equity.................................     $45,500.6         $41,932.4
                                                                                   =========         =========

          See Notes to Consolidated Financial Statements (Unaudited).

                         CIT GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     ($ in millions, except per share data)

                                                            For the Quarter            For the Nine Months
                                                          Ended September 30,          Ended September 30,
                                                         ---------------------       ---------------------
                                                          2003          2002           2003          2002
                                                         ------       --------       --------     ---------
Finance income....................................       $921.2       $1,015.2       $2,803.6     $ 3,143.8
Interest expense..................................        326.5          347.8        1,004.3       1,066.3
                                                         ------       --------       --------     ---------
Net finance income................................        594.7          667.4        1,799.3       2,077.5
Depreciation on operating lease equipment.........        252.4          296.6          804.1         902.5
                                                         ------       --------       --------     ---------
Net finance margin................................        342.3          370.8          995.2       1,175.0
Provision for credit losses.......................         82.9          122.7          286.5         675.4
                                                         ------       --------       --------     ---------
Net finance margin after provision for
   credit losses..................................        259.4          248.1          708.7         499.6
Other revenue.....................................        220.7          209.0          673.8         687.2
                                                         ------       --------       --------     ---------
Operating margin..................................        480.1          457.1        1,382.5       1,186.8
                                                         ------       --------       --------     ---------
Salaries and general operating expenses...........        237.5          235.6          698.3         707.7
Interest expense - TCH............................           --             --             --         586.3
Goodwill impairment...............................           --             --             --       6,511.7
                                                         ------       --------       --------     ---------
Operating expenses................................        237.5          235.6          698.3       7,805.7
                                                         ------       --------       --------     ---------
Income (loss) before provision for income taxes...        242.6          221.5          684.2      (6,618.9)
(Provision) for income taxes......................        (94.6)         (84.1)        (266.8)       (255.8)
Minority interest, after tax......................         (0.2)            --           (0.3)           --
Dividends on preferred capital securities,
  after tax ......................................           --           (2.7)          (5.4)         (8.1)
                                                         ------       --------       --------     ---------
Net income (loss).................................       $147.8       $  134.7       $  411.7     $(6,882.8)
                                                         ======       ========       ========     =========
Net income (loss) per basic share.................       $ 0.70       $   0.64       $   1.95     $  (32.53)
                                                         ======       ========       ========     =========
Net income (loss) per diluted share...............       $ 0.69       $   0.64       $   1.94     $  (32.53)
                                                         ======       ========       ========     =========
Dividends per common share........................       $ 0.12       $     --       $   0.36     $      --
                                                         ======       ========       ========     =========

Note: Per share calculations for the nine months ended September 30, 2002 assume that common shares as a result of the July 2002 IPO (211.6 million) outstanding for the quarter were outstanding for the nine months.

          See Notes to Consolidated Financial Statements (Unaudited).

                         CIT GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                                 ($ in millions)

                                                                           Accumulated
                                                                              Other                     Total
                                      Common      Paid-in    Accumulated  Comprehensive  Treasury   Stockholders'
                                       Stock      Capital      Deficit       (Loss)        Stock       Equity
                                       ----      ---------   ---------    ------------   --------   -------------
December 31, 2002.................     $2.1      $10,676.2   $(5,606.9)      $(200.7)      $  --      $4,870.7
Net income........................       --             --       411.7            --          --         411.7
Foreign currency translation
  adjustments.....................       --             --          --         (26.9)         --         (26.9)
Unrealized loss on equity
  and securitization
  investments.....................       --             --          --          (9.6)         --          (9.6)
Minimum pension
  liability adjustment............       --             --          --          (1.8)         --          (1.8)
Change in fair values of
  derivatives qualifying
  as cash flow hedges.............       --             --          --          11.4          --          11.4
                                                                                                      --------
Total comprehensive
  income..........................       --             --          --            --          --         384.8
                                                                                                      --------
Cash dividends....................       --             --       (76.3)           --          --         (76.3)
Restricted common
  stock grants....................       --            4.9          --            --          --           4.9
Treasury stock purchased,
  at cost.........................       --             --          --            --       (11.4)        (11.4)
Exercise of stock
  option awards...................       --          (2.0)          --            --        10.2           8.2
                                       ----      ---------   ---------       -------      ------      --------
September 30, 2003................     $2.1      $10,679.1   $(5,271.5)      $(227.6)     $ (1.2)     $5,180.9
                                       ====      =========   =========       =======      ======      ========

          See Notes to Consolidated Financial Statements (Unaudited).

                         CIT GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in millions)

                                                                         For the Nine Months
                                                                         Ended September 30,
                                                                     --------------------------
                                                                        2003            2002
                                                                     ----------     -----------
Cash Flows From Operations
Net income (loss)...............................................     $    411.7     $  (6,882.8)
Adjustments to reconcile net income (loss) to net cash
   flows from operations:
   Goodwill impairment..........................................             --         6,511.7
   Provision for credit losses..................................          286.5           675.4
   Depreciation and amortization................................          831.4           944.9
   Provision for deferred federal income taxes..................          229.6           122.2
   Gains on equipment, receivable and investment sales..........         (158.9)         (143.6)
   Increase in other assets.....................................         (161.6)         (654.6)
   Increase in accrued liabilities and payables.................          162.4           402.9
   Other........................................................          (55.2)          (55.6)
                                                                     ----------     -----------
Net cash flows provided by operations...........................        1,545.9           920.5
                                                                     ----------     -----------
Cash Flows From Investing Activities
Loans extended..................................................      (38,740.8)      (35,351.6)
Collections on loans............................................       32,794.5        30,822.9
Proceeds from asset and receivable sales........................        5,693.7         7,961.9
Purchases of assets to be leased................................       (1,672.1)       (1,329.1)
Net increase in short-term factoring receivables................         (529.4)       (1,219.9)
Purchase of finance receivable portfolios.......................         (961.9)          (26.0)
Purchase of investment securities...............................           (7.2)         (149.9)
Other...........................................................           30.2           107.0
                                                                     ----------     -----------
Net cash flows (used for) provided by investing activities......       (3,393.0)          815.3
                                                                     ----------     -----------
Cash Flows From Financing Activities
Proceeds from the issuance of variable and fixed-rate notes.....        8,608.9        12,568.4
Repayments of variable and fixed-rate notes.....................       (6,316.3)      (10,781.3)
Net decrease in commercial paper................................          (38.8)       (3,333.1)
Net repayments of non-recourse leveraged lease debt.............          (96.8)         (140.1)
Cash dividends paid.............................................          (76.3)             --
Purchase of treasury stock......................................           (1.2)             --
Net capitalization from Tyco and Tyco affiliates................             --           668.6
Proceeds from the issuance of common stock......................             --           254.6
                                                                     ----------     -----------
Net cash flows provided by (used for) financing activities......        2,079.5          (762.9)
                                                                     ----------     -----------
Net increase in cash and cash equivalents.......................          232.4           972.9
Cash and cash equivalents, beginning of period..................        2,036.6         1,301.5
                                                                     ----------     -----------
Cash and cash equivalents, end of period........................     $  2,269.0     $   2,274.4
                                                                     ==========     ===========
Supplementary Cash Flow Disclosure
Interest paid...................................................     $  1,110.3     $   1,208.3
Federal, foreign, state and local income taxes paid, net........     $     53.1     $      71.8

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

      On June 1, 2001, The CIT Group, Inc. was acquired by a wholly-owned subsidiary of Tyco International Ltd. ("Tyco"), in a purchase business combination recorded under the "push-down" method of accounting, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001 and the recognition of related goodwill. On July 8, 2002, Tyco completed a sale of 100% of CIT's outstanding common stock in an initial public offering ("IPO"). Immediately prior to the offering, CIT was merged with its parent Tyco Capital Holding, Inc. ("TCH"), a company used to acquire CIT. As a result, the historical financial results of TCH are included in the historical consolidated CIT financial statements.

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

      On February 1, 2003, CIT adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") for Variable Interest Entities ("VIEs") acquired after January 31, 2003. FIN 46 addresses the identification of a VIE and the consolidation of a VIE's assets, liabilities and results of operations in a company's financial statements. VIEs are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of a VIE by its primary beneficiary if the VIE does not effectively distribute the economic risks and rewards of ownership among the parties involved. The primary beneficiary is the entity that has the majority of the economic risks and rewards. As a result of the delay in the implementation of FIN 46, announced on October 9, 2003, VIEs in existence at February 1, 2003 for which CIT is the primary beneficiary, will be consolidated in the Company's financial statements effective December 31, 2003.

      The FIN 46 potential impact to CIT is primarily related to three types of transactions: 1) strategic vendor partner joint ventures, 2) securitizations, and 3) selected financing and private equity transactions. Based on interpretations of FIN 46 currently available, we believe the implementation of this standard does not change the current equity method of accounting for our strategic vendor partner joint ventures (see Note 7 - Related Party Transactions). Securitization transactions outstanding at September 30, 2003 would qualify as off-balance sheet transactions. The Company may structure certain future securitization transactions, including factoring trade

                         CIT GROUP INC. AND SUBSIDIARIES
account receivables transactions, as on-balance sheet financings. Certain VIEs acquired primarily in conjunction with selected financing and/or private equity transactions may be consolidated under FIN 46. The consolidation of these entities will not have a significant impact on the Company's financial position or results of operations. Due to the complexity of the new guidance and evolving interpretations among accounting professionals, the Company will consider such further guidance, if any, and continue assessing the accounting and disclosure impact of FIN 46.

      For guarantees issued or modified subsequent to December 31, 2002, liabilities are recognized at the estimated fair value of the obligation undertaken at the inception of the guarantee.

      Effective July, 1, 2003, CIT adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). As a result of this adoption, Preferred Capital Securities are included in debt in the Consolidated Balance Sheet, and the related dividend expense is included in interest expense on a pretax basis. As prior periods may not be conformed to the current period presentation, the obligation and related dividends are displayed above equity and below minority interest on a net of tax basis in the consolidated balance sheet and income statement, respectively for prior periods. On November 7, 2003, certain measurement and classification provisions of SFAS 150, relating to certain mandatorily redeemable non-controlling interests, were deferred indefinitely. The adoption of these delayed provisions, which relate primarily to minority interests associated with finite-lived entities, is not expected to have a significant impact on the financial position or results of operations.

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

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2003           2002
                                                     ------       ---------
Net income (loss) as reported...................     $411.7       $(6,882.8)
Stock-based compensation expense -- fair
  value method, after tax.......................       18.5             5.7
                                                     ------       ---------
Pro forma net income (loss).....................     $393.2       $(6,888.5)
                                                     ======       =========
Basic earnings per share as reported............     $ 1.95       $  (32.53)
                                                     ======       =========
Basic earnings per share pro forma..............     $ 1.86       $  (32.56)
                                                     ======       =========
Diluted earnings per share as reported..........     $ 1.94       $  (32.53)
                                                     ======       =========
Diluted earnings per share pro forma............     $ 1.85       $  (32.56)
                                                     ======       =========

Note 2 -- Earnings Per Share

      Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the denominator and averaged approximately 17.6 million and 18.0 million shares for the quarter and nine months ended September 30, 2003.

                         CIT GROUP INC. AND SUBSIDIARIES

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented for the quarter and nine months ended September 30, 2003 and 2002. The denominator for the nine months ended September 30, 2002 assumes the shares outstanding for the quarter were outstanding for the nine months. ($ in millions, except per share amounts, which are in whole dollars; share balances in thousands):

                                        Quarter Ended September 30, 2003      Quarter Ended September 30, 2002
                                       -----------------------------------  ------------------------------------
                                         Income       Shares     Per Share    Income        Shares     Per Share
                                       (Numerator) (Denominator)  Amount    (Numerator)  (Denominator)  Amount
                                       ----------- -------------  ------    -----------  -------------  ------
Basic EPS:
   Income available to common
     stockholders....................    $147.8      211,735      $0.70        $134.7       211,573      $0.64
Effect of Dilutive Securities:
   Restricted shares.................        --          284         --            --           122         --
   Stock options.....................        --        1,510       0.01            --            --         --
                                         ------      -------      -----        ------       -------      -----
Diluted EPS..........................    $147.8      213,529      $0.69        $134.7       211,695      $0.64
                                         ======      =======      =====        ======       =======      =====

                                      Nine Months Ended September 30, 2003  Nine Months Ended September 30, 2002
                                      ------------------------------------  ------------------------------------
                                         Income       Shares     Per Share    (Loss)        Shares     Per Share
                                       (Numerator) (Denominator)  Amount    (Numerator)  (Denominator)  Amount
                                       ----------- -------------  ------    -----------  -------------  ------
Basic EPS:
   Income available to common
     stockholders....................    $411.7      211,633      $1.95     $(6,882.8)      211,573    $(32.53)
Effect of Dilutive Securities:
   Restricted shares.................        --          355         --            --            --         --
   Stock options.....................        --          510       0.01            --            --         --
                                         ------      -------      -----     ---------       -------    -------
Diluted EPS..........................    $411.7      212,498      $1.94     $(6,882.8)      211,573    $(32.53)
                                         ======      =======      =====     =========       =======    =======

Note 3 -- Derivative Financial Instruments

      The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as hedges of future cash flows at December 31, 2002 and at September 30, 2003 are presented in the following table ($ in millions):


                                                                     Adjustment of
                                                                     Fair Value of   Income Tax   Net Unrealized
                                                                      Derivatives      Effects         Loss
                                                                      -----------    ----------   --------------
Balance at December 31, 2002.......................................     $(190.8)       $(72.5)       $(118.3)
Changes in values of derivatives qualifying
  as cash flow hedges..............................................        18.7           7.3           11.4
                                                                        -------        ------        -------
Balance at September 30, 2003......................................     $(172.1)       $(65.2)       $(106.9)
                                                                        =======        ======        =======

      The unrealized loss as of September 30, 2003, presented in the preceding table, primarily reflects our use of interest rate swaps to convert variable-rate debt to fixed-rate debt, and lower market interest rates. For the quarter ended September 30, 2003, the ineffective portion of changes in the fair value of cash flow hedges amounted to $0.4 million and has been recorded as a decrease to interest expense. For the nine months ended September 30, 2003, the ineffective portion of changes in the fair value of cash flow hedges was a nominal charge to interest expense. Assuming no change in interest rates, $53.1 million, net of tax, of Accumulated Other Comprehensive Loss is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made. The Accumulated Other Comprehensive Loss (along with the corresponding swap liability) will be adjusted as market interest rates change over the remaining life of the swaps.

                         CIT GROUP INC. AND SUBSIDIARIES

      As part of managing the exposure to changes in market interest rates, CIT, as an end-user, enters into various interest rate swap transactions, which are transacted in over-the-counter markets with other financial institutions acting as principal counter-parties. We use derivatives for hedging purposes only, and do not enter into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and hedge accounting treatment under SFAS 133, derivatives entered into are designated according to a hedge objective against a specific liability, including commercial paper or a specifically underwritten debt issue. The notional amounts, rates, indices and maturities of our derivatives are required to closely match the related terms of our hedged liabilities. CIT exchanges variable-rate interest on certain debt instruments for fixed-rate amounts. These interest rate swaps are designated as cash flow hedges. We also exchange fixed-rate interest on certain of our debt for variable-rate amounts. These interest rate swaps are designated as fair value hedges.

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position at September 30, 2003 and December 31, 2002 ($ in millions):

                                                   Notional Amount
                                        ------------------------------------
Interest Rate Swaps                     September 30, 2003  December 31, 2002             Comments
-------------------                     ------------------  -----------------             --------
Floating to fixed-rate swaps--                                               Effectively converts the interest
  cash flow hedges.....................      $2,729.4          $3,280.5      rate on an  equivalent  amount  of
                                                                             commercial  paper  and variable-rate
                                                                             notes to a fixed rate.

Fixed to floating-rate swaps--                                               Effectively converts the interest
  fair value hedges....................       7,058.2           4,489.8      rate on an equivalent amount of
                                             --------          --------      fixed-rate notes to a variable rate.
Total interest rate swaps .............      $9,787.6          $7,770.3
                                             ========          ========

      CIT utilizes trusts as part of its ongoing securitization programs. As part of these related activities, the Company enters into hedge transactions with the trusts in order to protect the trusts against interest rate risk. CIT offsets its associated risk by entering into substantially offsetting swap transactions with third parties. The net effect is to protect the trusts and CIT from interest rate risk. The notional amount of these swaps was $2.9 billion at September 30, 2003.

      CIT also utilizes foreign currency exchange forward contracts to hedge currency risk underlying its net investments in foreign operations and cross currency interest rate swaps to hedge both foreign currency and interest rate risk underlying foreign debt. At September 30, 2003, CIT was party to foreign currency exchange forward contracts with notional amounts totaling $2.3 billion and maturities ranging from 2003 to 2006. CIT was also party to cross currency interest rate swaps with notional amounts totaling $1.3 billion and maturities ranging from 2004 to 2027.

      During the quarter ended September 30, 2003, the Company executed treasury lock interest rate hedges, totaling $1.2 billion in notional amount, with forward dates ranging between December 15, 2003 and January 15, 2004. These derivative contracts, which lock in a fixed rate of interest, were executed in conjunction with planned term-debt refinancings. These contracts, which were designated as cash flow hedges of a forecasted transaction, insulate CIT from potential movement in U.S. Treasury rates until refinancing. The refinancing is related to the call of $1.25 billion of debt securities outstanding. See "Liquidity" in Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.

Note 4 -- Business Segment Information

      Segment reporting was modified, beginning in the prior quarter, to reflect Equipment Finance and Capital Finance as separate segments. Previously, these two strategic business units were combined as the Equipment Financing and Leasing segment. This new presentation is intended to facilitate the analysis of the Company's results for users of the financial statements.

                         CIT GROUP INC. AND SUBSIDIARIES

      The selected financial information by business segment presented below is based upon a fixed leverage ratio across business units and the allocation of most corporate expenses. The business segments' operating margins and net income for the nine months ended September 30, 2003 include the allocation (from Corporate and Other) of additional borrowing costs stemming from the 2002 disruption to the Company's funding base and increased liquidity levels. These additional borrowing and liquidity costs had a greater impact in 2003 than in 2002 and were included in Corporate and Other in 2002. Corporate and Other also included the 2002 non-cash goodwill impairment charge, which substantially wrote-off the goodwill established in conjunction with the June 2001 fresh start accounting.

      During the quarter ended March 31, 2003, in order to better align competencies, we transferred certain small business loans and leases, including the small business lending unit, totaling $1,078.6 million from Equipment Finance to Specialty Finance. Prior periods have not been restated to conform to this current presentation ($ in millions).

                                                                                               Corporate
                             Specialty  Equipment   Capital   Commercial Structured    Total      and
                              Finance    Finance    Finance    Finance    Finance    Segments    Other     Consolidated
                              -------    -------    -------    -------    -------    --------    -----     ------------
For the quarter ended
   September 30, 2003
Operating margin...........   $  218.7   $   35.8   $  37.7   $  131.0    $  36.3   $   459.5   $   20.6    $   480.1
Income taxes...............       45.7        5.8       7.9       34.3       11.1       104.8     (10.2)         94.6
Operating earnings (loss)..       71.6        9.0      12.3       53.8       17.1       163.8     (16.0)        147.8

At or for the nine months
   ended September 30, 2003
Operating margin...........   $  613.6   $  111.8   $  98.8   $  392.2    $  96.2   $ 1,312.6   $   69.9    $ 1,382.5
Income taxes...............      119.3       17.7      18.6      104.4       28.2       288.2      (21.4)       266.8
Operating earnings (loss)..      186.8       27.6      29.1      163.5       44.0       451.0      (39.3)       411.7
Total financing and
   leasing assets..........   12,126.9    6,732.6   7,068.3    9,871.1    3,360.8    39,159.7        --      39,159.7
Total managed assets.......   18,763.4   10,237.1   7,068.3    9,871.1    3,360.8    49,300.7        --      49,300.7

For the quarter ended
   September 30, 2002
Operating margin...........  $   205.4   $   53.7  $   47.3   $  123.5    $  33.0   $   462.9   $   (5.8)   $   457.1
Income taxes...............       42.2        4.6      12.5       31.5       10.0       100.8      (16.7)        84.1
Operating earnings (loss)..       68.9        7.6      20.4       51.4       16.4       164.7      (30.0)       134.7

At or for the nine months
   ended September 30, 2002
Operating margin...........  $   681.4   $  258.0  $  136.0  $   353.4    $  99.5   $ 1,528.3   $ (341.5)   $ 1,186.8
Income taxes...............      154.9       48.5      35.8       89.7       29.6       358.5     (102.7)       255.8
Operating earnings (loss)..      252.7       79.2      58.4      146.3       48.3       584.9   (7,467.7)    (6,882.8)
Total financing and
   leasing assets..........   10,119.4    8,398.8   5,868.4    8,910.2    3,090.8    36,387.6        --      36,387.6
Total managed assets.......   16,970.0   12,782.9   5,868.4    8,910.2    3,090.8    47,622.3        --      47,622.3

                         CIT GROUP INC. AND SUBSIDIARIES

Note 5 -- Concentrations

      The following table presents the geographic and industry compositions of financing and leasing portfolio assets, based on the location and industry of the customer, at September 30, 2003 and December 31, 2002 ($ in millions):

                                                  At September 30, 2003    At December 31, 2002
                                                  ---------------------    --------------------
                                                    Amount     Percent     Amount       Percent
                                                    ------     -------     ------       -------
North America:
   Northeast ...................................   $ 8,140.3    20.8%      $ 7,833.8      21.8%
   West ........................................     7,414.1    18.9%        6,223.8      17.4%
   Midwest .....................................     5,981.0    15.3%        5,748.3      16.0%
   Southeast ...................................     5,374.1    13.7%        4,946.8      13.8%
   Southwest ...................................     4,290.3    11.0%        3,691.9      10.3%
   Canada ......................................     1,943.9     5.0%        1,804.9       5.0%
                                                   ---------   -----       ---------     -----
Total North America ............................    33,143.7    84.7%       30,249.5      84.3%
Other foreign ..................................     6,016.0    15.3%        5,625.2      15.7%
                                                   ---------   -----       ---------     -----
   Total .......................................   $39,159.7   100.0%      $35,874.7     100.0%
                                                   =========   =====       =========     =====

                                                  At September 30, 2003   At December 31, 2002
                                                  ---------------------   ---------------------
                                                   Amount      Percent    Amount        Percent
                                                   ------      -------    ------        -------
Manufacturing(1) (no industry greater than 2.9%)   $ 7,420.7    18.9%     $ 7,114.3      19.8%
Retail(2) ......................................     5,179.3    13.2%       4,053.6      11.3%
Commercial Airlines ............................     4,911.0    12.5%       4,570.3      12.7%
Transportation(3) ..............................     2,946.8     7.5%       2,703.9       7.5%
Consumer based lending-- home mortgage .........     2,593.1     6.6%       1,292.7       3.6%
Service industries .............................     2,510.8     6.4%       1,571.1       4.4%
Consumer based lending-- non-real estate(4) ....     1,942.1     5.0%       2,435.0       6.8%
Construction equipment .........................     1,638.7     4.2%       1,712.7       4.8%
Communications(5) ..............................     1,396.3     3.6%       1,662.6       4.6%
Wholesaling ....................................     1,286.1     3.3%       1,305.2       3.6%
Automotive services ............................     1,157.3     3.0%       1,138.8       3.2%
Other (no industry greater than 3.0%)(6) .......     6,177.5    15.8%       6,314.5      17.7%
                                                   ---------   -----      ---------     -----
   Total .......................................   $39,159.7   100.0%     $35,874.7     100.0%
                                                   =========   =====      =========     =====

--------------------------------------------------------------------------------
(1) Includes manufacturers of textiles and apparel, industrial machinery and equipment, electrical and electronic equipment and other.

(2)  Includes retailers of apparel (6.0%) and general merchandise (3.6%).

(3)  Includes rail, over-the-road trucking and business aircraft.

(4) Includes receivables from consumers for products in various industries such as manufactured housing, recreational vehicles, marine and computers and related equipment.

(5) Includes $600.2 million and $685.8 million of telecommunication related assets at September 30, 2003 and December 31, 2002, respectively.

(6) Included in "Other" above are financing and leasing assets in the energy, power and utilities sectors, which totaled $929.7 million, or 2.4% of total financing and leasing assets at September 30, 2003. This amount includes approximately $617 million in project financing and $264 million in rail cars on lease.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 6 -- Accumulated Other Comprehensive Loss

      The following table details the September 30, 2003 and December 31, 2002 components of accumulated other comprehensive loss, net of tax ($ in millions):

                                                      September 30, December 31,
                                                          2003          2002
                                                      ------------- -----------

Changes in fair values of derivatives
  qualifying as cash flow hedges ...................   $ (106.9)     $ (118.3)
Foreign currency translation adjustments ...........     (102.5)        (75.6)
Minimum pension liability adjustments ..............      (22.3)        (20.5)
Unrealized gain on equity and securitization
  investments ......................................        4.1          13.7
                                                       --------      --------
   Total accumulated other comprehensive loss ......   $ (227.6)     $ (200.7)
                                                       ========      ========

      During the quarter ended September 30, 2003, the Company contributed $41.9 million to the CIT Group Inc. Retirement Plan. This contribution, and the expected additional contribution planned for the quarter ended December 31, 2003, has the potential to substantially reduce the minimum pension liability adjustment.

Note 7 -- Related Party Transactions

      CIT is a partner with Dell Inc. ("Dell") in Dell Financial Services L.P. ("DFS"), a joint venture that offers financing to Dell customers. The joint venture provides Dell with financing and leasing capabilities that are complementary to its product offerings and provides CIT with a steady source of new financings. CIT acquired this relationship through an acquisition during November 1999, and the current agreement extends until October 2005. CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has limited recourse back to DFS on defaulted contracts. In accordance with the joint venture agreement, net income generated by DFS as determined under U.S. GAAP is allocated 70% to Dell and 30% to CIT, after CIT has recovered any cumulative losses. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell and an independent director. Any losses generated by DFS as determined under U.S. GAAP are allocated to CIT. DFS is not consolidated in CIT's September 30, 2003 financial statements and is accounted for under the equity method. At September 30, 2003, financing and leasing assets originated by DFS and purchased by CIT (included in the CIT Consolidated Balance Sheet) were $1.4 billion whereas securitized assets included in managed assets were $2.3 billion. In addition to the owned and securitized assets acquired from DFS, CIT's maximum exposure to loss with respect to activities of the joint venture is approximately $218 million pretax at September 30, 2003, which is comprised of the investment in and loans to the joint venture.

      CIT also has a joint venture arrangement with Snap-on Incorporated ("Snap-on") that has a similar business purpose and model to the DFS arrangement described above, including credit recourse on defaulted receivables. CIT acquired this relationship through an acquisition during November 1999. The agreement with Snap-on extends until January 2007. CIT and Snap-on have 50% ownership interests, 50% board of directors representation and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT's financial statements. As of September 30, 2003, the related financing and leasing assets and securitized assets were $1.1 billion and $0.1 billion, respectively. In addition to the owned and securitized assets purchased from the Snap-on joint venture, CIT's maximum exposure to loss with respect to activities of the joint venture is approximately $14 million pretax at September 30, 2003, which is comprised of the investment in and loans to the joint venture.

      Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce ("CIBC") in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture and share income and losses equally. This entity is not consolidated in CIT's financial statements and is accounted for under the equity method. As of September 30, 2003, CIT's maximum exposure to loss with respect to activities of the joint venture is $115 million pretax, which is comprised of the investment in and loans to the joint venture.

                         CIT GROUP INC. AND SUBSIDIARIES

      CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT's interests in certain of these entities were acquired by CIT in November 1999, and others were subsequently entered into in the normal course of business. At September 30, 2003, other assets included $21 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods. This investment is CIT's maximum exposure to loss with respect to these interests as of September 30, 2003.

      As of September 30, 2002, CIT bought receivables totaling $350.0 million from certain subsidiaries of Tyco in a factoring transaction on an arms-length basis. CIT has continued to purchase receivables from Tyco in similar factoring transactions through September 30, 2003 on an arms-length basis.

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

      Guarantees are issued primarily in conjunction with CIT's factoring product, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. In the event that the customer is unable to pay according to the contractual terms, then the receivables would be purchased.

      As of September 30, 2003, there were no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

      The accompanying table summarizes the contractual amounts of credit-related commitments. The reduction in guarantees outstanding from
December 31, 2002 reflects the transition to on-balance sheet factoring products, which are included in credit balances of factoring clients in the CIT consolidated balance sheet ($ in millions).


                                                                                                         At
                                                                                                     December 31,
                                                                     At September 30, 2003              2002
                                                             -----------------------------------     -----------
                                                                 Due to Expire
                                                             ---------------------
                                                              Within        After        Total          Total
                                                             One Year     One Year    Outstanding    Outstanding
                                                             --------     --------    -----------    -----------
Unused commitments to extend credit:
  Financing and leasing assets..........................       $933.2     $4,293.4     $5,226.6       $3,618.9
Letters of credit and acceptances:
  Standby letters of credit.............................        520.2         18.8        539.0          519.8
  Other letters of credit...............................        478.5         23.8        502.3          583.3
  Acceptances...........................................         14.0           --         14.0            5.6
Guarantees..............................................        104.2           --        104.2          745.8
Venture capital fund and equity commitments.............           --        140.7        140.7          164.9

                         CIT GROUP INC. AND SUBSIDIARIES

     As of September 30, 2003, commitments to purchase commercial aircraft from both Airbus Industrie and The Boeing Company totaled 67 units through 2007 at an approximate value of $3,153.0 million as detailed below ($ in millions):

Calendar Year:                                           Amount          Units
--------------                                           ------          -----
2003.................................................   $  201.0            5
2004.................................................      604.0           14
2005.................................................    1,072.0           24
2006.................................................    1,016.0           19
2007.................................................      260.0            5
                                                        --------           --
Total................................................   $3,153.0           67
                                                        ========           ==

      The order amounts exclude CIT's options to purchase additional aircraft. All of the 2003 units and six of the 2004 units have lease commitments in place.

      Outstanding commitments to purchase equipment, other than the aircraft detailed above, totaled $124.2 million at September 30, 2003. In addition, CIT is party to a railcar sale-leaseback transaction under which it is obligated to pay a remaining total of $486 million, including approximately $28 million per year through 2010 and declining thereafter through 2024, which is expected to be more than offset by CIT's re-lease of the assets, contingent on its ability to maintain railcar usage.

      CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 13 -- Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions, which are guaranteed by CIT and included in the consolidated financial statements. These transactions are generally used by CIT's subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies. In addition, CIT has guaranteed, on behalf of certain non-consolidated subsidiaries, $9.5 million of third party debt, which is not reflected in the consolidated balance sheet at September 30, 2003.

Note 9 -- Legal Proceedings

      On April 10, 2003, a putative class action lawsuit, asserting claims under the Securities Act of 1933, was filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and its Chief Financial Officer. The lawsuit contained allegations that the registration statement and prospectus prepared and filed in connection with the IPO were materially false and misleading, principally with respect to the adequacy of CIT's telecommunications-related loan loss reserves at the time. The lawsuit purported to have been brought on behalf of all those who purchased CIT common stock in or traceable to the IPO, and sought, among other relief, unspecified damages or rescission for those alleged class members who still hold CIT stock and unspecified damages for other alleged class members. On June 25, 2003, by order of the United States District Court, the lawsuit was consolidated with five other substantially similar suits, all of which had been filed after April 10, 2003 and one of which named as defendants some of the underwriters in the IPO and certain former directors of CIT (with respect to whom CIT may have indemnification obligations). Glickenhaus & Co., a privately held investment firm, was named lead plaintiff in the consolidated action.

      On September 16, 2003, an amended and consolidated complaint was filed. That complaint contains substantially the same allegations as the original complaints. In addition to the foregoing, two similar suits have been brought by certain shareholders on behalf of CIT against CIT and some of its present and former directors under Delaware corporate law.

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

                         CIT GROUP INC. AND SUBSIDIARIES

Note 10 -- Severance and Facility Restructuring Reserves

      The following table summarizes purchase accounting liabilities (pre-tax) related to severance of employees and closing facilities that were recorded in connection with the acquisition of CIT by Tyco, as well as utilization during the current quarter ($ in millions):

                                                             Severance            Facilities
                                                       --------------------  ---------------------
                                                       Number of              Number of                 Total
                                                       Employees    Reserve  Facilities    Reserve    Reserves
                                                       ---------    -------  ----------    -------    --------
Balance at December 31, 2002......................        240       $ 17.2        22        $12.4      $ 29.6
Utilization.......................................        (91)       (11.9)       (5)        (4.6)      (16.5)
Reduction.........................................        (94)        (1.7)       --           --        (1.7)
                                                          ---       ------        --        -----      ------
Balance at September 30, 2003.....................         55       $  3.6        17        $ 7.8      $ 11.4
                                                          ===       ======        ==        =====      ======

      The downward revision to the severence reserves during the nine months ended September 30, 2003 related to Specialty Finance restructuring activities and was recorded as a reduction to goodwill.

      The reserves remaining at September 30, 2003 relate largely to the restructuring of the European operations. The facility reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining lease terms, generally between 3 and 7 years. Severance reserves also include amounts payable within the next year to individuals who chose to receive payments on a periodic basis.

Note 11 -- Consolidating Financial Statements

      The September 30, 2002 financial statements include the activity of TCH, which was a wholly owned subsidiary of a Tyco affiliate and the holding company for the acquisition of CIT by Tyco. In its capacity as the acquisition holding company, TCH's activity included an outstanding loan from and related interest expense and prepayment penalties payable to an affiliate of Tyco. Immediately prior to the IPO of CIT on July 8, 2002, the prior activity of TCH (accumulated net deficit) was eliminated by means of a capital contribution from Tyco. As a result, the consolidated financial statements of CIT were not impacted by TCH subsequent to June 30, 2002.


($ in millions)                                                     For the Nine Months Ended September 30, 2002
                                                                    --------------------------------------------
                                                                          CIT            TCH      Consolidated
                                                                       ---------      -------       ---------
Finance Income......................................................   $ 3,143.8      $    --       $ 3,143.8
Interest expense....................................................     1,066.3           --         1,066.3
                                                                       ---------      -------       ---------
Net finance income..................................................     2,077.5           --         2,077.5

Depreciation on operating lease equipment...........................       902.5           --           902.5
                                                                       ---------      -------       ---------
Net finance margin..................................................     1,175.0           --         1,175.0
Provision for credit losses.........................................       675.4           --           675.4
                                                                       ---------      -------       ---------
Net finance margin after provision for credit losses................       499.6           --           499.6
Other revenue.......................................................       687.2           --           687.2
                                                                       ---------      -------       ---------
Operating margin....................................................     1,186.8           --         1,186.8
                                                                       ---------      -------       ---------
Salaries and general operating expenses.............................       692.9         14.8           707.7
Interest expense - TCH..............................................          --        586.3           586.3
Goodwill impairment.................................................     6,511.7          --          6,511.7
                                                                       ---------      -------       ---------
Operating expenses..................................................     7,204.6        601.1         7,805.7
                                                                       ---------      -------       ---------
(Loss) before provision for income taxes............................    (6,017.8)      (601.1)       (6,618.9)
(Provision) for income taxes........................................      (188.3)       (67.5)         (255.8)
Dividends on preferred capital securities, after tax................        (8.1)         --             (8.1)
                                                                       ---------      -------       ---------
Net (loss)..........................................................   $(6,214.2)     $(668.6)      $(6,882.8)
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

      During the quarter ended March 31, 2002, CIT's former parent, Tyco, experienced disruptions to its business surrounding its announced break-up plan, downgrades in its credit ratings, and a significant decline in its market capitalization, which caused a disruption in the Company's ability to access capital markets. As a result, management performed impairment analyses during the quarters ended March 31, 2002 and June 30, 2002. These analyses resulted in goodwill impairment charges of $4.513 billion and $1.999 billion for the quarters ended March 31, 2002 and June 30, 2002, respectively.

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 were as follows ($ in millions):

                                               Specialty   Capital    Commercial
                                                Finance    Finance      Finance    Total
                                                -------    -------      -------    -----
Balance as of December 31, 2002...............  $14.0        $  --     $370.4     $384.4
Goodwill related to rail acquisition .........     --          5.4         --        5.4
Severance reduction...........................   (1.1)          --         --       (1.1)
                                                -----        -----     ------     ------
Balance as of September 30, 2003..............  $12.9        $ 5.4     $370.4     $388.7
                                                =====        =====     ======     ======

      The $5.4 million increase to goodwill during the nine months ended September 30, 2003 related to the acquisition of a majority interest in Flex Leasing Corporation by Capital Finance in April 2003. Flex, which is based in San Francisco, California and was founded in 1996, leases approximately 7,200 general-purpose railcars, representing approximately $410.0 million in assets, to railroads and shippers in the U.S. and Canada. The Flex results of operations from the date of acquisition through September 30, 2003 are included in the CIT consolidated results. Minority interest related to the Flex acquisition was $39.9 million at September 30, 2003 and is reflected on the face of the Consolidated Balance Sheet.

      The  downward  revision to  severence  liabilities  during the nine months ended September 30, 2003 was related to Specialty Finance restucturing activities and was recorded as a reduction to goodwill, as the severence liability was established in conjunction with Tyco acquisition purchase accounting adjustments.

      Other intangible assets, net, comprised primarily of acquired customer relationships, proprietary computer software and related transaction processes, totaled $49.2 million and $16.5 million at September 30, 2003 and December 31, 2002, respectively, and are included in Other Assets on the Consolidated Balance Sheets. The increase in other intangible assets during the nine months ended September 30, 2003 was due to customer relationships acquired in the purchase of a factoring portfolio in September 2003. Other intangible assets are being amortized over periods ranging from five to twenty years on a straight-line basis. Amortization expense totaled $3.3 million for each nine month period ended September 30, 2003 and 2002.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 13 -- Summarized Financial Information of Subsidiaries

      The following presents condensed consolidating financial information for CIT Holdings LLC and Capita Corporation (formerly AT&T Capital Corporation). CIT has guaranteed on a full and unconditional basis the existing debt securities that were registered under the Securities Act of 1933 and certain other indebtedness of these subsidiaries. CIT has not presented related financial statements or other information for these subsidiaries on a stand-alone basis ($ in millions).

                                                                   CIT
                CONSOLIDATING               CIT       Capita     Holdings      Other
               BALANCE SHEETS           Group Inc.  Corporation     LLC    Subsidiaries Eliminations   Total
               --------------           ----------  -----------     ---    ------------ ------------   -----
September 30, 2003
ASSETS
Net finance receivables..............    $ 1,509.4   $3,663.9    $1,154.4   $23,262.4    $      --   $29,590.1
Operating lease equipment, net.......           --      599.4       152.0     6,733.9           --     7,485.3
Finance receivables held for sale....           --       69.2        61.4       887.3           --     1,017.9
Cash and cash equivalents............      1,709.8      399.3       185.4       (25.5)          --     2,269.0
Other assets and goodwill............      7,274.2      168.3        57.8     2,818.9     (5,180.9)    5,138.3
                                         ---------   --------    --------   ---------    ---------   ---------
   Total Assets......................    $10,493.4   $4,900.1    $1,611.0   $33,677.0    $(5,180.9)  $45,500.6
                                         =========   ========    ========   =========    =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt.................................    $30,340.9   $1,752.4    $1,543.7    $  375.1    $      --   $34,012.1
Credit balances of
   factoring clients.................           --         --          --     3,103.0           --     3,103.0
Other liabilities....................    (25,028.4)   2,571.2    (1,489.3)   27,111.2           --     3,164.7
                                         ---------   --------    --------   ---------    ---------   ---------
   Total Liabilities.................      5,312.5    4,323.6        54.4    30,589.3           --    40,279.8
Minority interest....................           --         --          --        39.9           --        39.9
Equity...............................      5,180.9      576.5     1,556.6     3,047.8     (5,180.9)    5,180.9
                                         ---------   --------    --------   ---------    ---------   ---------
   Total Liabilities and
   Stockholders' Equity..............    $10,493.4   $4,900.1    $1,611.0   $33,677.0    $(5,180.9)  $45,500.6
                                         =========   ========    ========   =========    =========   =========
December 31, 2002
ASSETS
Net finance receivables..............     $  633.5   $3,541.4    $  935.7   $21,749.9    $      --   $26,860.5
Operating lease equipment, net.......           --      734.6       157.1     5,812.9           --     6,704.6
Finance receivables held for sale....           --      159.1        62.8       991.5           --     1,213.4
Cash and cash equivalents............      1,310.9      231.1       293.7       200.9           --     2,036.6
Other assets and goodwill............      6,532.9      283.3       391.6     2,780.2     (4,870.7)    5,117.3
                                         ---------   --------    --------   ---------    ---------   ---------
   Total Assets......................    $ 8,477.3   $4,949.5    $1,840.9   $31,535.4    $(4,870.7)  $41,932.4
                                         =========   ========    ========   =========    =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt.................................    $27,760.7   $1,815.7    $2,116.8    $  (11.9)   $      --   $31,681.3
Credit balances of
   factoring clients.................           --         --          --     2,270.0           --     2,270.0
Other liabilities....................    (24,154.1)   2,551.5    (1,396.1)   25,851.9           --     2,853.2
                                         ---------   --------    --------   ---------    ---------   ---------
   Total Liabilities.................      3,606.6    4,367.2       720.7    28,110.0           --    36,804.5
Preferred capital securities.........           --         --          --       257.2           --       257.2
Equity...............................      4,870.7      582.3     1,120.2     3,168.2     (4,870.7)    4,870.7
                                         ---------   --------    --------   ---------    ---------   ---------
   Total Liabilities and
   Stockholders' Equity..............    $ 8,477.3   $4,949.5    $1,840.9   $31,535.4    $(4,870.7)  $41,932.4
                                         =========   ========    ========   =========    =========   =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                   CIT
                CONSOLIDATING               CIT       Capita     Holdings      Other
            STATEMENTS OF INCOME        Group Inc.  Corporation     LLC    Subsidiaries Eliminations    Total
            --------------------        ----------  -----------     ---    ------------ ------------    -----
Nine Months Ended
   September 30, 2003
Finance income.......................    $    73.4    $ 592.1     $ 142.0    $1,996.1    $     --    $ 2,803.6
Interest expense.....................          3.0      244.5        12.2       744.6          --      1,004.3
                                         ---------    -------     -------    --------    --------    ---------
Net finance income...................         70.4      347.6       129.8     1,251.5          --      1,799.3
Depreciation on operating
   lease equipment...................          --       287.2        53.6       463.3          --        804.1
                                         ---------    -------     -------    --------    --------    ---------
Net finance margin...................         70.4       60.4        76.2       788.2          --        995.2
Provision for credit losses..........         30.6       33.9        12.2       209.8          --        286.5
                                         ---------    -------     -------    --------    --------    ---------
Net finance margin, after provision
   for credit losses.................         39.8       26.5        64.0       578.4          --        708.7
Equity in net income of
   subsidiaries......................        392.8         --          --          --      (392.8)          --
Other revenue........................          4.2       86.8        74.2       508.6         --         673.8
                                         ---------    -------     -------    --------    --------    ---------
Operating margin.....................        436.8      113.3       138.2     1,087.0      (392.8)     1,382.5
Operating expenses...................         30.0      134.4        73.3       460.6          --        698.3
                                         ---------    -------     -------    --------    --------    ---------
Income (loss) before provision
   for income taxes..................        406.8     (21.1)        64.9       626.4      (392.8)       684.2
Benefit (provision) for
   income taxes......................          4.9     (30.8)       (43.1)     (197.8)         --       (266.8)
Preferred dividends, after tax.......           --         --          --        (5.4)         --         (5.4)
Minority interest, after tax.........           --         --          --        (0.3)         --         (0.3)
                                         ---------    -------     -------    --------    --------    ---------
Net income (loss)....................    $   411.7    $ (51.9)    $  21.8    $  422.9    $ (392.8)   $   411.7
                                         =========    =======     =======    ========    ========    =========
Nine Months Ended
   September 30, 2002
Finance income.......................    $   147.8    $ 756.7      $169.0    $2,070.3    $     --    $ 3,143.8
Interest expense.....................        (35.8)     318.6         3.8       779.7          --      1,066.3
                                         ---------    -------     -------    --------    --------    ---------
Net finance income...................        183.6      438.1       165.2     1,290.6          --      2,077.5
Depreciation on operating
   lease equipment...................          --       363.4        73.9       465.2          --        902.5
                                         ---------    -------     -------    --------    --------    ---------
Net finance margin...................        183.6       74.7        91.3       825.4          --      1,175.0
Provision for credit losses..........        281.3      192.8        22.1       179.2          --        675.4
                                         ---------    -------     -------    --------    --------    ---------
Net finance margin, after
   provision for credit losses.......        (97.7)    (118.1)       69.2       646.2          --        499.6
Equity in net income of
   subsidiaries......................       (275.3)        --          --          --       275.3           --
Other revenue........................         20.6       95.6        68.2       502.8          --        687.2
                                         ---------    -------     -------    --------    --------    ---------
Operating margin.....................      (352.4)      (22.5)      137.4     1,149.0       275.3      1,186.8
Operating expenses...................      6,567.4      145.6        43.9     1,048.8          --      7,805.7
                                         ---------    -------     -------    --------    --------    ---------
Income (loss) before provision
   for income taxes..................     (6,919.8)    (168.1)       93.5       100.2       275.3     (6,618.9)
Benefit (provision) for
   income taxes......................         37.0       73.4       (47.1)     (319.1)         --       (255.8)
Preferred dividends, after tax.......           --         --          --        (8.1)         --         (8.1)
                                         ---------    -------     -------    --------    --------    ---------
Net (loss) income....................    $(6,882.8)   $ (94.7)    $  46.4    $ (227.0)   $  275.3    $(6,882.8)
                                         =========    =======     =======    ========    ========    =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                   CIT
           CONSOLIDATING STATEMENT          CIT       Capita     Holdings      Other
                OF CASH FLOWS           Group Inc.  Corporation     LLC    Subsidiaries Eliminations   Total
           -----------------------      ----------  -----------  --------  ------------ ------------   -----
Nine Months Ended
   September 30, 2003
Cash Flows From
   Operating Activities:
Net cash flows provided by
   (used for) operations.............    $  (164.9)   $ 609.9   $ 1,544.5    $ (443.6)    $     --   $ 1,545.9
                                         ---------    -------   ---------    --------     --------   ---------
Cash Flows From
   Investing Activities:
Net decrease in financing and
   leasing assets....................       (904.6)    (174.7)     (254.8)   (2,089.1)          --    (3,423.2)
Decrease in inter-company loans
   and investments...................     (1,111.8)        --          --          --      1,111.8          --
Other................................           --         --          --        30.2           --        30.2
                                         ---------    -------   ---------    --------     --------   ---------
Net cash flows (used for)
   investing activities..............     (2,016.4)    (174.7)     (254.8)   (2,058.9)     1,111.8    (3,393.0)
                                         ---------    -------   ---------    --------     --------   ---------
Cash Flows From
   Financing Activities:
Net increase (decrease) in debt......      2,580.2      (63.3)     (573.1)      213.2           --     2,157.0
Inter-company financing..............           --     (203.7)     (824.9)    2,140.4     (1,111.8)         --
Cash dividends paid..................           --         --          --       (76.3)          --       (76.3)
Purchase of treasury stock...........           --         --          --        (1.2)          --        (1.2)
                                         ---------    -------   ---------    --------     --------   ---------
Net cash flows provided by
   (used for) financing activities...      2,580.2     (267.0)   (1,398.0)    2,276.1     (1,111.8)    2,079.5
                                         ---------    -------   ---------    --------     --------   ---------
Net increase (decrease) in cash
   and cash equivalents..............        398.9      168.2      (108.3)     (226.4)          --       232.4
Cash and cash equivalents,
   beginning of period...............      1,310.9      231.1       293.7       200.9           --     2,036.6
                                         ---------    -------   ---------    --------     --------   ---------
Cash and cash equivalents,
   end of period.....................    $ 1,709.8    $ 399.3   $   185.4    $  (25.5)    $     --   $ 2,269.0
                                         =========    =======   =========    ========     ========   =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                   CIT
           CONSOLIDATING STATEMENT          CIT       Capita     Holdings      Other
                OF CASH FLOWS           Group Inc.  Corporation     LLC    Subsidiaries Eliminations    Total
           -----------------------      ----------  -----------  --------  ------------ ------------   -----
Nine Months Ended
   September 30, 2002
Cash Flows From
   Operating Activities:
Net cash flows provided by
   (used for) operations.............     $  474.5   $ (223.6)    $(310.9)    $ 980.5      $    --   $   920.5
                                          --------   --------     -------     -------      -------   ---------
Cash Flows From
   Investing Activities:
Net increase in financing and
   leasing assets....................        513.2      381.6       243.4      (429.9)          --       708.3
Increase in inter-company loans
   and investments...................       (945.7)        --          --          --        945.7          --
Other................................           --         --          --       107.0           --       107.0
                                          --------   --------     -------     -------      -------   ---------
Net cash flows provided by
   (used for) investing activities...       (432.5)     381.6       243.4      (322.9)       945.7       815.3
                                          --------   --------     -------     -------      -------   ---------
Cash Flows From
   Financing Activities:
Net increase (decrease) in debt......       (315.7)  (1,065.0)       95.2      (400.6)          --    (1,686.1)
Inter-company financing..............           --      987.7       192.0      (234.0)      (945.7)         --
Capital contributions.............           668.9         --          --        (0.3)          --       668.6
Issuance of common stock .........           254.6         --          --          --           --       254.6
                                          --------   --------     -------     -------      -------   ---------
Net cash flows (used for) provided
   by financing activities...........        607.8      (77.3)      287.2      (634.9)      (945.7)     (762.9)
                                          --------   --------     -------     -------      -------   ---------
Net increase (decrease) in cash
   and cash equivalents..............        649.8       80.7       219.7        22.7           --       972.9
Cash and cash equivalents,
   beginning of period...............        833.4      145.1       110.6       212.4           --     1,301.5
                                          --------   --------     -------     -------      -------   ---------
Cash and cash equivalents,
   end of period.....................     $1,483.2   $  225.8     $ 330.3     $ 235.1      $    --   $ 2,274.4
                                          ========   ========     =======     =======      =======   =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

Overview

      Net income for the quarter increased 9.7% from the prior year to $147.8 million. This increase reflected lower funding costs, lower charge-offs and higher asset levels, which resulted in improved risk adjusted margin. The quarter over prior-year quarter comparisons also benefitted from lower venture capital losses. The increase in 2003 net income - before charges for the nine months ended September 30, 2003, was due primarily to the specific telecommunication and Argentine reserving actions in the first half of 2002, which totalled $207.7 million after tax. Excluding the impact of the reserving actions, the nine month comparisons reflect lower current year interest margin, due to higher borrowing costs resulting from the funding base disruption.

      Managed assets totaled $49.3 billion at September 30, 2003, versus $46.4 billion at December 31, 2002 and $47.6 billion at September 30, 2002. Financing and leasing portfolio assets totaled $39.2 billion at September 30, 2003, versus $35.9 billion at December 31, 2002, and $36.4 billion at September 30, 2002. The portfolio growth for the current nine month period was primarily in the Commercial Finance and Capital Finance segments. The Commercial Finance trend reflected both seasonal growth and a portfolio acquisition in the factoring business as well as strong asset-based lending growth. The Capital Finance increase in the operating lease portfolio included new aircraft deliveries and the acquisition of a rail portfolio. Home equity receivables also grew in the Specialty Finance segment.

      The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk contain certain non-GAAP financial measures. See "Non-GAAP Financial Measurements" for additional information.

Key Business Initiatives and Trends

      During the nine months ended September 30, 2003, we have restored our funding base as evidenced by our repayment in full of previously drawn bank lines, our consistent access to both the commercial paper and term debt markets and the significant lowering of our term debt quality spreads (interest rate cost over U.S. treasury rates) to pre-2002 levels. Our funding base was disrupted in 2002 following our former parent's announcement of its break-up plan and intent to sell CIT.

      The past few years' weak economic conditions resulted in increased defaults and downward pressure on collateral values, particularly in our Equipment Finance segment. In response, we intensified our credit and collection efforts, selectively tightened credit underwriting standards and strengthened credit loss reserves. We have seen a significant improvement in our credit metrics over recent quarters.

      A more recent business initiative has been the pursuit of balanced growth, focusing on core markets served through our strategic businesses. While organic growth has been modest, consistent with the economic environment, we have supplemented growth with strategic portfolio purchases where we benefit from operating leverage attainable through our existing platforms. During the nine months ended September 30, 2003, we completed the acquisition of Flex Leasing, a railcar company, and the purchase of a significant factoring portfolio.

      We continue to run off our venture capital portfolio as we are no longer originating new investments, and we are exploring other more rapid exit opportunities, including the possible sale of our direct investment portfolio. If we were to pursue an outright sale, and thereby change our disposition strategy, a sale-related disposition loss is possible.

      Since our IPO in July of 2002, we have readily accessed the term markets, issuing an aggregate $12.6 billion in term debt, comprised of $6.7 billion in floating-rate debt and $5.9 billion in fixed-rate debt. These totals include $2.0 billion issued through a retail note program, which was initiated in November 2002.

      The funding base disruption in the first half of 2002 resulted in a period of increased cost of funds due to our borrowing spreads being higher than traditionally experienced. The following table summarizes the trend in our quality spreads in relation to 5-year treasuries. Amounts are in basis points and represent the average spread during the stated periods:

                                      Three Months Ended                               Years Ended
                           --------------------------------------   --------------------------------------------
                            September 30,  June 30,     March 31,    September 30,  September 30,   December 31,
                                2003         2003         2003           2002           2001            2000
                            -------------  --------     ---------    -------------  -------------   ------------
Average spread over
  U.S. Treasuries ..........     95           152          215            313            147             154

      On October 27, 2003, we issued $500.0 million of 5-year senior fixed-rate notes at 82 basis points over Treasuries.

Net Finance Margin

      A comparison of finance income and net finance margin is set forth below ($ in millions):

                                                                Quarter Ended             Nine Months Ended
                                                                September 30,               September 30,
                                                          -------------------------   ------------------------
                                                             2003          2002          2003          2002
                                                           ---------     ---------     ---------     ---------
Finance income.......................................      $   921.2     $ 1,015.2     $ 2,803.6     $ 3,143.8
Interest expense.....................................          326.5         347.8       1,004.3       1,066.3
                                                           ---------     ---------     ---------     ---------
  Net finance income.................................          594.7         667.4       1,799.3       2,077.5
Depreciation on operating lease equipment............          252.4         296.6         804.1         902.5
                                                           ---------     ---------     ---------     ---------
  Net finance margin.................................      $   342.3     $   370.8     $   995.2     $ 1,175.0
                                                           =========     =========     =========     =========
Average earning assets ("AEA").......................      $36,072.4     $33,959.4     $35,559.0     $34,674.5
                                                           =========     =========     =========     =========
As a % of AEA:
Finance income.......................................          10.22%        11.96%        10.51%        12.09%
Interest expense.....................................           3.62%         4.10%         3.76%         4.10%
                                                           ---------     ---------     ---------     ---------
  Net finance income.................................           6.60%         7.86%         6.75%         7.99%
Depreciation on operating lease equipment............           2.80%         3.49%         3.02%         3.47%
                                                           ---------     ---------     ---------     ---------
Net finance margin as a % of AEA.....................           3.80%         4.37%         3.73%         4.52%
                                                           =========     =========     =========     =========

      The debt quality spread factors discussed previously in the "Key Business Initiatives and Trends" section adversely impacted interest margin in relation to 2002 periods. Finance income reflected the decline in market interest rates from September 2002. However, interest expense did not fully reflect the corresponding decrease in market interest rates, because the decrease was in part offset by the draw down of bank facilities to pay off commercial paper, the issuance of term debt at wider credit spreads and higher levels of excess cash maintained for liquidity purposes.

      Finance income (interest on loans and lease rentals) for the quarter ended September 30, 2003 decreased $94.0 million from the same quarter in 2002 and decreased $340.2 million for the nine months ended September 30, 2003 from the prior year nine months. AEA for the quarter and nine months ended September 30, 2003 increased 6.2% and 2.6% from the prior year periods. However, the impact of lower market interest rates more than offset the higher asset levels in the finance income comparisons with 2002. This trend was also reflected in an 11.6% reduction in operating lease rentals to $364.3 million from $412.3 million for the prior year quarter and an 11.4% reduction to $1,123.7 million from $1,268.9 million for the prior year nine months, primarily resulting from lower rentals on the aerospace portfolio due to the commercial airline industry downturn.

      Interest expense as a percentage of AEA averaged 3.62% and 3.76% for the quarter and nine months ended September 30, 2003, compared to 4.10% for both the quarter and nine months ended September 30, 2002, as the favorable impact of lower market interest rates was partially offset by wider borrowing spreads and the higher cost of non-callable funding done following the funding base disruption in the first half of 2002. As a result of adopting SFAS 150, preferred capital securities dividends are reflected in interest expense for the quarter ended September 30, 2003. For prior periods, these amounts are reflected as minority interest net of tax. This change reduces net finance margin by approximately 5 basis points in relation to prior periods. At September 30, 2003, CIT had

$4.9 billion in outstanding commercial paper and bank facilities were undrawn. At December 31, 2002 and September 30, 2002, commercial paper outstanding was $5.0 billion and $4.7 billion, respectively, while drawn commercial bank lines were $2.1 billion and $4.0 billion, respectively.

      The operating lease equipment portfolio was $7.5 billion at September 30, 2003, compared to $6.7 billion at December 31, 2002 and $6.6 billion at September 30, 2002. The following table summarizes the total operating lease portfolio by segment ($ in millions).

                                 September 30, 2003  December 31, 2002 September 30, 2002
                                 ------------------  ----------------- ------------------
Capital Finance................        $5,859.4           $4,719.9           $4,388.9
Specialty Finance..............         1,043.4            1,257.3            1,353.2
Equipment Finance..............           461.7              668.3              765.8
Structured Finance.............           120.8               59.1               59.5
                                       --------           --------           --------
Total..........................        $7,485.3           $6,704.6           $6,567.4
                                       ========           ========           ========

      The increase in the Capital Finance operating lease portfolio in 2003 largely reflects the deliveries of new commercial aircraft, while the decline in the Specialty Finance operating lease portfolio reflects the continued trend toward finance leases and loans in the technology portfolio.

      The table below summarizes operating lease margin, both in amount and as a percentage of average operating lease equipment for the respective periods ($ in millions).

                                                                  Quarter Ended            Nine Months Ended
                                                                  September 30,              September 30,
                                                            -----------------------     ----------------------
                                                               2003           2002        2003          2002
                                                            --------       --------     --------      --------
Rental income.............................................  $  364.3       $  412.3     $1,123.7      $1,268.9
Depreciation expense......................................     252.4          296.6        804.1         902.5
                                                            --------       --------     --------      --------
  Operating lease margin..................................  $  111.9       $  115.7     $  319.6      $  366.4
                                                            ========       ========     ========      ========
Average operating lease equipment.........................  $7,458.9       $6,615.0     $7,151.1      $6,597.3
                                                            ========       ========     ========      ========
As a % of Average Operating Lease Equipment:
Rental income.............................................      19.5%          24.9%        21.0%         25.6%
Depreciation expense......................................      13.5%          17.9%        15.0%         18.2%
                                                            --------       --------     --------      --------
  Operating lease margin..................................       6.0%           7.0%         6.0%          7.4%
                                                            ========       ========     ========      ========

      The decline in both operating lease margin and its components for the quarter and nine months ended September 30, 2003 from the prior year periods reflects a greater proportion of aircraft and rail assets with an average depreciable life of 25 and 40 years, respectively, compared to smaller-ticket asset lives generally of 3 years in the Specialty Finance and Equipment Finance portfolios, as well as lower rentals on the aerospace portfolio due to the commercial airline industry downturn.

Net Finance Margin After Provision for Credit Losses

      The net finance margin after provision for credit losses (risk adjusted interest margin) for the quarter and nine months ended September 30, 2003 increased by $11.3 million and $209.1 million to $259.4 million and $708.7 million from $248.1 million and $499.6 million for the comparable periods in 2002. These amounts equated to risk adjusted margins of 2.88% and 2.92% as a percentage of AEA for the quarters ended September 30, 2003 and 2002, and 2.66% and 1.92% for the nine months ended September 30, 2003 and 2002. The improved risk adjusted margin in 2003 for the nine months largely reflect the impact of specific reserving actions in 2002 relating to the telecommunications portfolio and Argentine exposures. These reserving actions totaled $335.0 million (1.29% as a percentage of AEA) for the nine months ended September 30, 2002.

      The positive impact on risk adjusted margin, before the benefit of refinancing at better rates, due to fair value adjustments to mark receivables and debt to market remaining from the Tyco acquisition was 15 and 47 basis points for the quarters ended September 30, 2003 and 2002, and 16 and 44 basis points for the nine months ended September 30, 2003 and 2002.

      In conjunction with the June 2001 acquisition-related fresh start accounting, we used discounted cash flow projection analysis to estimate the fair value of our various liquidating portfolios by modeling the portfolio revenues, credit costs, servicing costs and other related expenses over the remaining lives of the portfolios. These discounts are being accreted into income as the portfolios liquidate. The positive impact on risk-adjusted margin due to purchase accounting fair value adjustments related to the liquidating portfolios was one and 16 basis points for the quarters ended September 30, 2003 and 2002 and was three basis points and 10 basis points for the nine months ended September 30, 2003 and 2002.

Other Revenue

      Other revenue for the quarter ended September 30, 2003 increased 5.6% to $220.7 million from $209.0 million during the quarter ended September 30, 2002, and for the nine months ended September 30, 2003 decreased 1.9% to $673.8 million from $687.2 million in the prior year period. Other revenue was 2.45% and 2.46% as a percentage of AEA for the quarters ended September 30, 2003 and 2002 and 2.53% and 2.64% for the nine months ended September 30, 2003 and 2002. The components of other revenue are set forth in the following table ($ in millions):

                                                                  Quarter Ended            Nine Months Ended
                                                                  September 30,              September 30,
                                                              ---------------------       --------------------
                                                               2003           2002        2003          2002
                                                              ------         ------       ------        ------
Fees and other income.....................................    $151.5         $165.7       $430.8        $471.0
Factoring commissions.....................................      47.6           47.7        139.3         127.2
Gains on securitizations..................................      18.3           29.2         82.8         121.0
Gains on sales of leasing equipment.......................      14.6            2.6         48.7          10.9
(Losses) on venture capital investments...................     (11.3)         (36.2)       (27.8)        (42.9)
                                                              ------         ------       ------        ------
Total Other Revenue.......................................    $220.7         $209.0       $673.8        $687.2
                                                              ======         ======       ======        ======

      The increase in total other revenue for the quarter was driven primarily by reduced venture capital losses from 2002 levels. The prior year quarter and nine months included an unusually high level of securitization activity due to the disruption to our historical funding sources and the use of securitization as an alternate funding source. Gains from the sales of leasing equipment were up primarily in the Specialty Finance and Equipment Finance segments, reflecting end-of-lease equipment sales of small to mid-ticket equipment. The reduction in fees and other income reflected the continuation of lower net securitization revenues in relation to the prior year, while the year-to-date amount for 2003 included a modest loss on the sale of a portion of the liquidating franchise finance portfolio. The trend in fees and other income also reflects a migration in new volume away from larger-ticket, DIP (debtor-in-possession) financings back to more traditional, smaller working capital asset-based lending facilities.

      The following table presents information regarding securitization gains included in the table above ($ in millions):

                                                                  Quarter Ended            Nine Months Ended
                                                                  September 30,              September 30,
                                                            -----------------------     ----------------------
                                                               2003           2002        2003          2002
                                                               ----           ----        ----          ----
Volume securitized(1).....................................  $1,317.5         $980.0     $4,207.4      $6,444.6
Gains.....................................................     $18.3          $29.2        $82.8        $121.0
Gains as a percentage of volume securitized...............      1.39%          2.98%        1.97%         1.88%

--------------------------------------------------------------------------------
(1) Excludes short-term trade receivables securitized in 2002 for liquidity purposes at no gain.

      The lower gain as a percentage of volume securitized for the current quarter reflects the sale of equipment assets from a conduit to a public term structure (at no gain), the sale of a higher proportion of lower spread, shorter duration assets and no consumer home equity loan sales this quarter. The greater year to date volume securitized in 2002 was done primarily to meet funding and liquidity needs.

      The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during the nine months ended September 30, 2003 were as follows:

                                                                    Commercial Equipment             Consumer
                                                                ---------------------------          --------
                                                                Specialty          Equipment           Home
                                                                 Finance            Finance           Equity
                                                                 -------            -------           ------
Weighted average prepayment speed.........................       32.21%             12.54%            24.40%
Weighted average expected credit losses...................        0.48%              1.12%             0.90%
Weighted average discount rate............................       10.08%              9.00%            13.00%
Weighted average life (in years)..........................        1.29               1.88              3.51

 Key assumptions used in calculating the fair value of the retained interests in securitized assets by product type at September 30, 2003 were as follows:

                                                              Commercial Equipment            Consumer
                                                             ---------------------   ---------------------------
                                                                                     Manufactured
                                                             Specialty   Equipment     Housing &    Recreational
                                                              Finance     Finance     Home Equity  Vehicle & Boat
                                                              -------     -------     -----------  --------------
Weighted average prepayment speed.........................    24.03%      12.02%        26.12%         17.67%
Weighted average expected credit losses...................     0.98%       1.60%         1.21%          0.75%
Weighted average discount rate............................     9.05%      10.07%        13.08%         14.18%
Weighted average life (in years)..........................     1.15        1.43          3.10           3.17

      The Specialty Finance -- commercial securitized assets include receivables originated to consumers through DFS.

Salaries and General Operating Expenses

      The efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA") are two metrics that management uses to monitor productivity and are set forth in the following table. The efficiency ratio measures the level of expenses in relation to revenue earned, whereas the AMA relationship measures the efficiency of expenses in relation to loans and leases we collect and service represented by our managed asset base. The AMA is used to better reflect the relationship of expenses recognized in the Statements of Income with the asset sources that drive expenses ($ in millions).

                                                                  Quarter Ended            Nine Months Ended
                                                                  September 30,              September 30,
                                                              ----------------------      --------------------
                                                               2003           2002        2003          2002
                                                              ------         ------       ------        ------
Efficiency ratio(1).......................................      42.2%          40.6%        41.8%         37.2%
Salaries and general operating expenses as a
  percentage of AMA(2)....................................      2.06%          2.08%        2.04%         2.01%
Salaries and general operating expenses...................    $237.5         $235.6       $698.3        $692.9

--------------------------------------------------------------------------------
(1) Efficiency ratio is the ratio of salaries and general operating expenses to operating margin, excluding the provision for credit losses.
(2) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by us.

      Salaries and general operating expenses for the quarter ended September 30, 2003 increased 0.8% from the prior year quarter to $237.5 million, reflecting increased incentive compensation and other employee benefit expenses, which were in part offset by lower collection and repossession expenses. For the nine months ended September 30, 2003, salaries and general operating expenses increased 0.8% from the prior year period to $698.3 million, reflecting similar trends to the quarterly expense comparisons. Personnel was 5,780 at September 30, 2003, compared to 5,845 last quarter and 5,850 at September 30, 2002.

      The deterioration in efficiency ratios for the quarter and nine months ended September 30, 2003 to 42.2% and 41.8% from 40.6% and 37.2% for the comparable periods of 2002 is the result of lower net finance margin in 2003. We continue to target an efficiency ratio in the mid 30% area and an AMA ratio under 2.00%, as we have some existing capacity to increase assets without additional expense.

      Expenses are monitored closely by business unit and corporate management, and are reviewed monthly with our senior management as to trends and forecasts. To ensure overall project cost control, an approval and review procedure is in place for major capital expenditures, such as computer equipment and software, including post-implementation evaluations.

 Provision for Credit Losses

      The provision for credit losses was $82.9 million and $286.5 million for the quarter and nine months ended September 30, 2003 versus $122.7 million and $675.4 million for the same periods last year. The nine month 2002 provision included specific reserving actions related to our telecommunications portfolio ($200.0 million) and the economic reforms instituted by the Argentine government that resulted in the mandatory conversion of dollar-denominated receivables into the peso ($135.0 million).

      Our provision for credit losses and reserve for credit losses are presented in the following table ($ in millions):

                                                            For the Quarter Ended     For the nine Months Ended
                                                         --------------------------- ---------------------------
                                                         September 30, September 30, September 30, September 30,
                                                             2003          2002          2003          2002
                                                         ------------- ------------- ------------- -------------
Balance beginning of period............................      $754.9        $808.9      $760.8         $496.4
                                                             ------        ------      ------         ------
Provision for credit losses............................        82.9         122.7       286.5          340.4
Provision for credit losses -- telecommunications......          --            --          --          200.0
Provision for credit losses -- Argentine exposure......          --            --          --          135.0
Reserves relating to dispositions, acquisitions, other.         5.3         (12.8)       18.5          (14.6)
                                                             ------        ------      ------         ------
  Additions to reserve for credit losses...............        88.2         109.9       305.0          660.8
                                                             ------        ------      ------         ------
Net credit losses:
Specialty Finance -- commercial........................        25.6          18.8        80.5           59.6
Equipment Finance......................................        23.1          70.7        99.8          196.7
Capital Finance........................................          --           0.1         1.8            0.1
Commercial Finance.....................................        19.7          22.4        57.6           71.6
Structured Finance.....................................         9.2          18.4        31.6           18.5
Specialty Finance -- consumer..........................        13.0          10.6        42.0           32.9
                                                             ------        ------      ------         ------
  Total net credit losses..............................        90.6         141.0       313.3          379.4
                                                             ------        ------      ------         ------
Balance end of period..................................      $752.5        $777.8      $752.5         $777.8
                                                             ======        ======      ======         ======
Reserve for credit losses as a percentage of finance
  Receivables(1).......................................                                  2.48%          2.73%
                                                                                       ======         ======
Reserve for credit losses as a percentage of past due
  receivables (sixty days or more)(1)..................                                  87.2%          72.7%
                                                                                       ======         ======
Reserve for credit losses as a percentage of
  non-performing assets(1).............................                                  86.8%          68.2%
                                                                                       ======         ======

--------------------------------------------------------------------------------
(1) The reserve for credit losses excluding the impact of telecommunication and Argentine reserves as a percentage of finance receivables was 1.69% at September 30, 2003 and 1.72% at September 30, 2002. The reserve for credit losses excluding the impact of telecommunication and Argentine reserves as a percentage of past due receivables (sixty days or more) was 62.0% and 45.3% at September 30, 2003 and 2002, respectively. The reserve for credit losses excluding the impact of telecommunication and Argentine reserves as a percentage of non-performing assets was 64.4% and 47.2% at September 30, 2003 and 2002, respectively.

       The tables that follow detail net charge-offs for the quarters and nine months ended September 30, 2003 and September 30, 2002 by segment, both in amount and as a percentage of average finance receivables on an annualized basis. In addition to total amounts, net charge-offs relating to the liquidating and telecommunications portfolios are presented to provide enhanced analysis ($ in millions):


                                                                 Quarter Ended September 30, 2003
                                                     ----------------------------------------------------------
                                                                              Before
                                                                          Liquidating and      Liquidating and
                                                          Total         Telecommunications   Telecommunications
                                                     --------------     ------------------   ------------------
Specialty Finance-- commercial ..................    $25.6    1.47%        $25.2   1.45%      $ 0.4    228.57%
Equipment Finance ...............................     23.1    1.52%         18.1   1.26%        5.0      6.53%
Capital Finance .................................       --      --            --     --          --        --
Commercial Finance ..............................     19.7    0.84%         17.7   0.75%        2.0     66.12%
Structured Finance ..............................      9.2    1.28%           --     --         9.2      6.01%
                                                     -----                 -----              -----
   Total Commercial Segments ....................     77.6    1.17%         61.0   0.95%       16.6      7.13%
Specialty Finance-- consumer ....................     13.0    1.80%          6.6   1.26%        6.4      3.22%
                                                     -----                 -----              -----
   Total ........................................    $90.6    1.23%        $67.6   0.98%      $23.0      5.33%
                                                     =====                 =====              =====

                                                                 Quarter Ended September 30, 2002
                                                    -----------------------------------------------------------
                                                                              Before
                                                                          Liquidating and      Liquidating and
                                                          Total         Telecommunications   Telecommunications
                                                    ---------------     ------------------   ------------------
Specialty Finance-- commercial ..................   $ 18.8    1.22%       $ 17.6   1.15%      $ 1.2     10.74%
Equipment Finance ...............................     70.7    3.71%         59.1   3.52%       11.6      5.13%
Capital Finance .................................      0.1    0.03%          0.1   0.03%         --        --
Commercial Finance ..............................     22.4    1.06%         22.4   1.06%         --        --
Structured Finance ..............................     18.4    2.78%           --     --        18.4     10.67%
                                                    ------                ------              -----
   Total Commercial Segments ....................    130.4    1.98%         99.2   1.60%       31.2      7.62%
Specialty Finance-- consumer ....................     10.6    2.17%          6.2   2.27%        4.4      2.05%
                                                    ------                ------              -----
Total ...........................................   $141.0    1.99%       $105.4   1.63%      $35.6      5.70%
                                                    ======                ======              =====

                                                               Nine Months Ended September 30, 2003
                                                    -----------------------------------------------------------
                                                                              Before
                                                                          Liquidating and      Liquidating and
                                                          Total         Telecommunications   Telecommunications
                                                    ---------------     ------------------   ------------------
Specialty Finance-- commercial ..................   $ 80.5    1.51%       $ 79.7   1.49%      $ 0.8     15.92%
Equipment Finance ...............................     99.8    2.14%         73.9   1.70%       25.9      8.34%
Capital Finance .................................      1.8    0.19%          1.8   0.19%         --        --
Commercial Finance ..............................     57.6    0.86%         52.9   0.80%        4.7     45.41%
Structured Finance ..............................     31.6    1.45%           --     --        31.6      6.57%
                                                    ------                ------              -----
   Total Commercial Segments ....................    271.3    1.37%        208.3   1.10%       63.0      7.81%
Specialty Finance-- consumer ....................     42.0    2.23%         23.1   1.81%       18.9      3.10%
                                                    ------                ------              -----
   Total ........................................   $313.3    1.45%       $231.4   1.14%      $81.9      5.79%
                                                    ======                ======              =====

                                                               Nine Months Ended September 30, 2002
                                                    -----------------------------------------------------------
                                                                              Before
                                                                          Liquidating and      Liquidating and
                                                          Total         Telecommunications   Telecommunications
                                                    ---------------     ------------------   ------------------
Specialty Finance-- commercial ..................   $ 59.6    1.28%       $ 53.7   1.18%      $ 5.9      6.51%
Equipment Finance ...............................    196.7    3.08%        142.0   2.54%       54.7      6.77%
Capital Finance .................................      0.1    0.01%          0.1   0.01%         --        --
Commercial Finance ..............................     71.6    1.28%         71.6   1.28%         --        --
Structured Finance ..............................     18.5    0.97%          0.1   0.01%       18.4      3.45%
                                                    ------                ------              -----
   Total Commercial Segments ....................    346.5    1.76%        267.5   1.46%       79.0      5.51%
Specialty Finance-- consumer ....................     32.9    1.96%         18.7   1.62%       14.2      2.69%
                                                    ------                ------              -----
Total ...........................................   $379.4    1.77%       $286.2   1.47%      $93.2      4.75%
                                                    ======                ======              =====

      Certain small business loans and leases were transferred from Equipment Finance to Specialty Finance -- commercial during the March 2003 quarter (prior period amounts have not been restated). Charge-offs related to the transferred portfolios during the quarter and nine months ended September 30, 2003 totaled $4.0 million and $22.0 million, respectively, versus $4.7 million and $13.5 million during the quarter and nine months ended September 30, 2002, respectively. Excluding the impact of the transfers, Equipment Finance charge-offs were down significantly from both prior year periods, while Specialty Finance -- commercial charge-offs were modestly above the prior year for the quarter and slightly below 2002 for the nine months.

Reserve for Credit Losses

      The reserve for credit losses was $752.5 million (2.48% of finance receivables) at September 30, 2003 compared to $760.8 million (2.75%) at December 31, 2002 and $777.8 million (2.73%) at September 30, 2002. The decrease from both December 31, 2002 and September 30, 2002 reflects telecommunication charge-offs which were applied to the specific telecommunications reserve established in 2002, partially offset by reserves associated with loan growth during the respective periods. In 2002, we took two specific reserving actions. First, in light of the continued deterioration in the telecommunications sector, particularly with respect to our competitive local exchange carrier ("CLEC") portfolio, we added $200.0 million to the reserve for credit losses as at June 30, 2002. Additionally, as a result of the Argentine government's action to convert dollar-denominated loans to pesos, and continued weakness in the peso, we recorded a $135.0 million provision. The current balances for the specific reserves are detailed below.

      The following table presents the components of the reserve for credit losses, both in amount and as a percentage of corresponding finance receivables ($ in millions):

                                                  At September 30, 2003  At December 31, 2002  At September 30, 2002
                                                  ---------------------  --------------------  --------------------
                                                    Amount      %          Amount     %          Amount     %
                                                    ------   ---------     -------- --------     -------  -------
Finance receivables ...........................     $500.9    1.69%         $472.2   1.77%        $473.7   1.72%
Telecommunications ............................      116.6   19.43%(1)       153.6  22.40%(1)      169.1  24.77%(1)
Argentina .....................................      135.0   83.64%(2)       135.0  73.11%(2)      135.0  71.85%(2)
                                                    ------                  ------                ------
Total .........................................     $752.5    2.48%         $760.8   2.75%        $777.8   2.73%
                                                    ======                  ======                ======

--------------------------------------------------------------------------------
(1)  Percentages of telecommunications portfolio finance receivables.

(2)  Percentages of finance receivables in Argentina.

      The reserve for credit losses, exclusive of the specific telecommunication and Argentine reserves, increased in amount during 2003 due to increased receivables but declined in percentage, reflecting improved credit metrics. The reserve includes specific amounts relating to SFAS 114 impaired loans (excluding telecommunications and Argentina) of $56.3 million at September 30, 2003, compared to $52.9 million at December 31, 2002, and $111.7 million at September 30, 2002. Management continues to believe that the credit risk characteristics of the portfolio are well diversified by geography, industry, borrower and equipment type. Refer to "Concentrations" for more information.

      The total telecommunications portfolio and the portion comprising the CLEC exposure amounted to $623.6 million and $216.7 million at September 30, 2003, compared to $710.1 million and $262.3 million at December 31, 2002 and $707.2 million and $275.2 million at September 30, 2002. Telecommunications net charge-offs were $11.2 million and $36.3 million for the quarter and nine months ended September 30, 2003, respectively. Management believes, based on a current assessment of the portfolio, that the reserve is adequate at September 30, 2003.

      We established a $135 million reserve for Argentine exposure in the first half of 2002 to reflect the geopolitical risks associated with collecting our peso-based assets and repatriating them into U.S. dollars that resulted from the Argentine government instituting certain economic reforms. When established, the reserve was about two-thirds of our combined currency and credit exposure. We have made progress in collecting these balances and the portfolio's underlying credit profile continues to perform as expected. Discussions with the Argentine government are ongoing and additional recovery efforts continue. Management expects to seek substantial resolution of collateral efforts in the coming quarters and resulting charge-offs are expected to be recorded against the reserve as these activities are concluded. Management believes, based on a current assessment of the portfolio, that the reserve is adequate at September 30, 2003.

      The consolidated reserve for credit losses is intended to provide for losses inherent in the portfolio, which requires the application of estimates and significant judgment as to the ultimate outcome of collection efforts and realization of collateral, among other things. Therefore, changes in economic conditions or credit metrics, including past due and non-performing accounts, or other events affecting specific obligors or industries may necessitate additions or reductions to the consolidated reserve for credit losses.

Past Due and Non-Performing Assets

      The following table sets forth certain information concerning our past due (sixty days or more) and non-performing assets (finance receivables on non-accrual status and assets received in satisfaction of loans) and the related percentages of finance receivables at September 30, 2003, December 31, 2002 and September 30, 2002 ($ in millions):

                                                    At September 30,     At December 31,     At September 30,
                                                          2003                2002                 2002
                                                    -----------------  ------------------   ------------------
Finance receivables, past due 60 days or more:
   Specialty Finance -- commercial ..............   $245.9    3.60%     $  182.9   3.07%     $  215.4   3.54%
   Equipment Finance ............................    206.3    3.35%        359.3   4.88%        350.7   4.66%
   Capital Finance ..............................     60.5    5.00%         85.5   6.40%        101.5   6.86%
   Commercial Finance ...........................    130.2    1.32%        172.3   2.14%        209.4   2.35%
   Structured Finance ...........................     82.8    2.83%         67.6   2.31%         65.8   2.45%
                                                    ------              --------             --------
   Total Commercial Segments ....................    725.7    2.69%        867.6   3.39%        942.8   3.53%
   Specialty Finance -- consumer ................    137.7    4.12%        133.7   6.66%        127.2   7.20%
                                                    ------              --------             --------
   Total ........................................   $863.4    2.85%     $1,001.3   3.63%     $1,070.0   3.76%
                                                    ======              ========             ========
Non-performing assets:
   Specialty Finance -- commercial ..............   $132.7    1.94%      $  98.2   1.65%     $  103.1   1.69%
   Equipment Finance ............................    283.7    4.61%        403.5   5.48%        470.0   6.25%
   Capital Finance ..............................     54.7    4.52%        154.9  11.60%         78.5   5.31%
   Commercial Finance ...........................    108.0    1.09%        136.2   1.69%        176.1   1.98%
   Structured Finance ...........................    141.6    4.84%        151.6   5.19%        172.2   6.40%
                                                    ------              --------             --------
   Total Commercial Segments ....................    720.7    2.67%        944.4   3.69%        999.9   3.75%
   Specialty Finance -- consumer ................    146.1    4.37%        141.4   7.04%        139.9   7.92%
                                                    ------              --------             --------
   Total ........................................   $866.8    2.86%     $1,085.8   3.93%     $1,139.8   4.01%
                                                    ======              ========             ========
Non-accrual loans ...............................   $732.2              $  946.4             $  976.6
Repossessed assets ..............................    134.6                 139.4                163.2
                                                    ------              --------             --------
   Total non-performing assets ..................   $866.8              $1,085.8             $1,139.8
                                                    ======              ========             ========

      Driven largely by across the board improvement in the Equipment Finance segment, past due loans continued a declining trend, down $137.9 million from December 31, 2002, ending the quarter at 2.85% of finance receivables, versus 3.63% and 3.76% at December 31, 2002 and September 30, 2002. The fluctuations in the Equipment Finance and Specialty Finance -- commercial segments also reflect the previously mentioned transfer in March 2003 of small business loans and leases from Equipment Finance to Specialty Finance -- commercial. Past due accounts related to these transferred portfolios approximated $75 million, $79 million and $65 million at September 30, 2003, December 31, 2002 and September 30 2002, respectively. Prior periods were not restated to reflect the March 2003 transfer. Excluding the impact of the transferred accounts, past due accounts in Equipment Finance and Specialty Finance -- commercial were each below the December and September 2002 amounts. The Commercial Finance decline from both the 2002 periods was due to improvements in both the Commercial Services (factoring) and Business Credit (asset-based lending) units. Capital Finance delinquency improved $38.7 million during the current quarter, largely due to the conversion of a non-performing Air Canada leveraged lease ($50 million, after purchase of non-recourse debt) to a performing operating lease. The improvement in Specialty Finance -- consumer deliquency as a percentage of finance receivables reflects growth in the owned portfolio during 2003. This is in contrast to 2002 when consumer assets were securitized to meet funding requirements.

      Similar to past due loans, non-performing assets declined for the fourth consecutive quarter at September 30, 2003, with the improvement primarily in the Equipment Finance and Capital Finance segments. The Capital Finance reduction from December 31, 2002 reflects the conversion of United Airlines receivables to short-term operating leases and the Air Canada transaction discussed above.

      Managed past due loans, which also include securitized loans, decreased to 2.95% of managed financial assets (managed assets less operating leases and venture capital investments) at September 30, 2003 from 3.55% and 3.78% at December 31, 2002 and September 30, 2002, respectively, as shown in the table below ($ in millions):

                                      September 30, 2003  December 31, 2002  September 30, 2002
                                      ------------------  -----------------  ------------------
Managed Financial Assets, past due
  60 days or more:
  Specialty Finance -- commercial     $  332.4    2.90%    $  265.1   2.62%   $  303.3     2.94%
  Equipment Finance                      332.7    3.40%       545.7   4.78%      609.1     5.07%
  Capital Finance                         60.5    5.00%        85.5   6.40%      101.5     6.86%
  Commercial Finance                     130.1    1.32%       172.3   2.14%      209.4     2.35%
  Structured Finance                      82.8    2.83%        67.6   2.31%       65.8     2.45%
                                      --------             --------           --------
  Total Commercial                       938.5    2.66%     1,136.2   3.36%    1,289.1     3.64%
  Specialty Finance -- consumer          283.9    4.54%       259.4   4.71%      249.5     4.71%
                                      --------             --------           --------
  Total                               $1,222.4    2.95%    $1,395.6   3.55%   $1,538.6     3.78%
                                      ========             ========           ========

      The managed past due table above includes the impact of securitized assets in the Equipment Finance and Specialty Finance segments, and reflects the trends discussed previously in the owned delinquency section.

Income Taxes

      The effective tax rate was 39.0% for both the quarter and nine months ended September 30, 2003, and 38.0% and (3.9)% for the respective prior year periods. The provision for income taxes totaled $94.6 million and $84.1 million for the quarters ended September 30, 2003 and 2002, respectively, and $266.8 million and $255.8 million for the comparable prior year nine month periods. The effective tax rate for the prior year nine months, excluding the impact of TCH and the non-cash goodwill impairment charge, was 38.1%.

      As of September 30, 2003, we had approximately $1,559.0 million of tax loss carryforwards, primarily related to U.S. federal and state jurisdictions. The federal loss carryforwards expire at various dates through 2021. These loss carryforwards are available to offset current federal income tax liabilities, subject to certain limitations.

      In connection with the June 2001 acquisition by Tyco, our income tax compliance, reporting and planning function was transferred to Tyco. Following our 2002 IPO, we have made substantial progress in rebuilding our tax functions, including hiring and training personnel, and rebuilding systems, processes and controls.

Results by Business Segment

      Our segment reporting has been modified and prior periods restated to reflect Equipment Finance and Capital Finance as separate segments. Previously, these two strategic business units were combined as the Equipment Financing and Leasing segment. This presentation is intended to facilitate the analysis of our results for our financial statement users.

      The table that follows summarizes selected financial information by business segment, based upon a fixed leverage ratio across business units, a 39.0% and 38.0% effective tax rate for 2003 and 2002 across the units and the allocation of most corporate expenses. Certain allocation methodologies, including those related to funding costs, were changed resulting in relative performance variances as described below ($ in millions):


                                                             Quarter Ended             Nine Months Ended
                                                      --------------------------- ---------------------------
                                                      September 30, September 30, September 30, September 30,
                                                          2003          2002          2003          2002
                                                      ------------- ------------- ------------- -------------
Net Income (Loss)
Specialty Finance...................................    $ 71.6         $ 68.9       $186.8       $   252.7
Equipment Finance...................................       9.0            7.6         27.6            79.2
Capital Finance.....................................      12.3           20.4         29.1            58.4
Commercial Finance..................................      53.8           51.4        163.5           146.3
Structured Finance..................................      17.1           16.4         44.0            48.3
                                                        ------         ------       ------       ---------
  Total Segments....................................     163.8          164.7        451.0           584.9
Corporate, including certain charges................     (16.0)         (30.0)       (39.3)       (7,467.7)
                                                        ------         ------       ------       ---------
  Total.............................................    $147.8         $134.7       $411.7       $(6,882.8)
                                                        ======         ======       ======       =========
Return on AEA
Specialty Finance...................................      2.34%          2.66%        2.04%           3.05%
Equipment Finance...................................      0.53%          0.35%        0.53%           1.10%
Capital Finance.....................................      0.69%          1.38%        0.58%           1.39%
Commercial Finance..................................      3.22%          3.41%        3.40%           3.58%
Structured Finance..................................      2.29%          2.42%        1.96%           2.44%
  Total Segments....................................      1.83%          1.96%        1.71%           2.27%
Corporate, including certain charges................     (0.19)%        (0.37)%      (0.17)%        (28.74)%
  Total.............................................      1.64%          1.59%        1.54%         (26.47)%

      The improvement in the return on AEA over the prior year periods was primarily the result of certain corporate charges described below. On a segment basis, results reflect the dampened but improving returns in Capital Finance and Equipment Finance, continued strong performance by Commercial Finance, reduced securitization gains in Specialty Finance and the allocation to the segments of higher corporate borrowing costs in 2003 as described below.

      Corporate included the following items in the nine months ended September 30, 2002: (1) goodwill impairment of $6,511 million, (2) TCH expenses of $601.1 million ($668.6 million after tax), (3) specific loan loss reserves of $335.0 million ($207.7 million after tax) relating to telecommunication exposures and economic reforms instituted by the Argentine government which resulted in the mandatory conversion of dollar-denominated receivables into pesos and (4) venture capital operating losses of $66.8 million ($41.4 million after tax) and $43.3 million ($26.9 million after tax) for the nine months and quarter ended September 30, 2002. Corporate included $57.3 million ($35.0 million after tax) and $21.2 million ($12.9 million after tax) of venture capital operating losses for the nine months and quarter ended September 30, 2003. Excluding these items, unallocated corporate expenses and funding costs after tax were $3.1 million and $3.1 million during the quarters ended September 30, 2003 and 2002 and were $4.3 million and $38.3 million for the nine months ended September 30, 2003 and 2002, respectively, reflecting the change in borrowing cost allocation as explained below.

      For the first nine months of 2003, return on AEA was down across all segments in relation to the 2002 period reflecting margin compression offset in part by lower charge-offs from the year ago levels. The business segments' risk adjusted margins for the quarter and nine months ended September 30, 2003 were further dampened by the allocation (from Corporate) of additional borrowing costs stemming from the 2002 disruption to the Company's funding base and enhanced liquidity levels. These additional costs have had a greater impact in 2003 in that they have been allocated to the units whereas the additional borrowing and liquidity costs were included in Corporate in 2002.

      The unfavorable variance in Equipment Finance reflected reduced returns in construction and industrial, while Capital Finance included lower aerospace profitability. In addition to lower risk adjusted margins, the Specialty Finance comparisons with the prior year reflected higher levels of securitization activity during the prior year done primarily for liquidity purposes. The profitability for the Business Credit unit of Commercial Finance reflects a migration in new volume away from larger-ticket, DIP financings back to more traditional, smaller working capital asset-based lending facilities.

       During the quarter ended March 31, 2003, in order to better align competencies, we transferred $1,078.6 million of certain small business loans and leases, including the small business lending unit, from Equipment Finance to Specialty Finance -- commercial. Prior periods have not been restated to conform to this current presentation.

Financing and Leasing Assets

      Owned financing and leasing portfolio assets totaled $39.2 billion at September 30, 2003, up from $35.9 billion at December 31, 2002. Managed assets, comprised of owned financing and leasing assets and finance receivables previously securitized that we continue to manage, totaled $49.3 billion at September 30, 2003, up from $46.4 billion at December 31, 2002. Excluding factoring, total origination volume was up from 2002 by 25% and 13% for the quarter and the nine months. The favorable variances were primarily driven by Specialty Finance. Growth in our portfolio assets for the nine months ended September 30, 2003 was most notable in Capital Finance, Specialty Finance -- consumer and Commercial Finance. The Capital Finance growth was due to a $410.0 million rail operating lease portfolio acquisition and new aircraft deliveries. The Specialty Finance increase was in the home equity portfolio, reflecting solid platform origination levels as well as bulk purchases, and the Commercial Finance growth was due to the seasonal factoring new business volumes and a $450 million factoring acquisition. During the March 2003 quarter, certain asset portfolios totaling approximately $1 billion were transferred from Equipment Finance to Specialty Finance -- commercial. The prior period was not restated to reflect this transfer.

      As of September 30, 2003, the net investment in leveraged leases totaled $1.2 billion, or 3.9% of finance receivables. The major components of this amount are as follows: $447 million in commercial aerospace transactions, including $217 million of tax-optimization leveraged leases, which generally have increased risk for lessors in relation to conventional lease structures due to additional leverage in the transactions; $317 million of project finance transactions, primarily in the power and utility sector; and $259 million in rail transactions.

      Our non-strategic/liquidating portfolios are presented in the following table ($ in millions):

              Portfolio              September 30, 2003(1)  December 31, 2002(1)
              ---------              ---------------------  --------------------
Manufactured housing..................       $  594                $  624
Franchise finance.....................          144                   322
Owner-operator trucking...............          134                   218
Recreational marine...................           93                   123
Recreational vehicle(2)...............           64                    34
Wholesale inventory finance ..........            2                    18
                                             ------                ------
  Sub total - liquidating portfolios..        1,031                 1,339
Venture capital.......................          314                   335
                                             ------                ------
  Total...............................       $1,345                $1,674
                                             ======                ======
--------------------------------------------------------------------------------
(1) On-balance sheet financing and leasing assets.

(2) The increase is due to repurchase of previously securitized receivables.

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions):

                                                               At             At                 Change
                                                          September 30,  December 31,     ---------------------
                                                              2003           2002            $            %
                                                          -------------  ------------     --------    ---------
Specialty Finance:
Commercial:
    Finance receivables(1).............................     $ 7,593.6      $ 6,722.4      $  871.2      13.0%
    Operating lease equipment, net.....................       1,043.4        1,257.3        (213.9)    (17.0)%
                                                            ---------      ---------      --------
      Total commercial.................................       8,637.0        7,979.7         657.3       8.2%
                                                            ---------      ---------      --------
Consumer:
   Home equity.........................................       2,443.1        1,292.7       1,150.4      89.0%
   Other...............................................       1,046.8        1,044.4           2.4       0.2%
                                                            ---------      ---------      --------
     Total consumer....................................       3,489.9        2,337.1       1,152.8      49.3%
                                                            ---------      ---------      --------
    Total Specialty Finance Segment....................      12,126.9       10,316.8       1,810.1      17.5%
                                                            ---------      ---------      --------
Equipment Finance:
   Finance receivables(1)..............................       6,270.9        7,476.9      (1,206.0)    (16.1)%
   Operating lease equipment, net......................         461.7          668.3        (206.6)    (30.9)%
                                                            ---------      ---------      --------
   Total Equipment Finance Segment.....................       6,732.6        8,145.2      (1,412.6)    (17.3)%
                                                            ---------      ---------      --------
Capital Finance:
   Finance receivables.................................       1,208.9        1,335.8        (126.9)     (9.5)%
   Operating lease equipment, net......................       5,859.4        4,719.9       1,139.5      24.1%
                                                            ---------      ---------      --------
     Total Capital Finance Segment.....................       7,068.3        6,055.7       1,012.6      16.7%
                                                            ---------      ---------      --------
Commercial Finance:
   Commercial Services.................................       5,697.8        4,392.5       1,305.3      29.7%
   Business Credit.....................................       4,173.3        3,649.1         524.2      14.4%
                                                            ---------      ---------      --------
     Total Commercial Finance Segment..................       9,871.1        8,041.6       1,829.5      22.8%
                                                            ---------      ---------      --------
Structured Finance:
   Finance receivables.................................       2,926.1        2,920.9           5.2       0.2%
   Operating lease equipment, net......................         120.8           59.1          61.7     104.4%
                                                            ---------      ---------      --------
     Total Structured Finance Segment..................       3,046.9        2,980.0          66.9       2.2%
                                                            ---------      ---------      --------
   Sub-total -- Financing and Leasing Assets...........      38,845.8       35,539.3       3,306.5       9.3%
                                                            ---------      ---------      --------
Equity investments(3)..................................         313.9          335.4         (21.5)     (6.4)%
                                                            ---------      ---------      --------
   TOTAL FINANCING AND LEASING
     PORTFOLIO ASSETS..................................      39,159.7       35,874.7       3,285.0       9.2%
                                                            ---------      ---------      --------
Finance receivables securitized:
Specialty Finance -- commercial........................       3,876.8        3,377.4         499.4      14.8%
Specialty Finance -- consumer..........................       2,759.7        3,168.8        (409.1)    (12.9)%
Equipment Finance......................................       3,504.5        3,936.2        (431.7)    (11.0)%
                                                            ---------      ---------      --------
     Total.............................................      10,141.0       10,482.4        (341.4)     (3.3)%
                                                            ---------      ---------      --------
     TOTAL MANAGED ASSETS(2)...........................     $49,300.7      $46,357.1      $2,943.6       6.4%
                                                            =========      =========      ========

--------------------------------------------------------------------------------
(1) During the quarter ended March 31, 2003, finance receivables totaling $1,078.6 million were transferred from Equipment Finance to Specialty Finance -- commercial, principally representing small business loans. Prior periods have not been restated to conform to the current presentation. Specialty Finance-Commercial includes loans originated to consumers, primarily through DFS, of $1,045.3 million and $1,420.1 million at September 30, 2003 and December 31, 2002, respectively.

(2) Managed assets are comprised of financing and leasing assets (finance receivables, finance receivables held for sale, operating leases and equity investments) and finance receivables previously securitized that we continue to manage.

(3)  Included in other assets in the consolidated balance sheet.

Concentrations

      Our ten largest financing and leasing asset accounts in the aggregate represented 5.1% of our total financing and leasing assets at September 30, 2003 (with the largest account representing less than 1.0%) and 5.0% at December 31, 2002. For both periods, these accounts were primarily commercial accounts and were secured by equipment, accounts receivable or inventory.

      Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya Inc. are among our largest alliances. The joint venture agreements with Dell and Snap-on extend until October 2005 and January 2007, respectively. The Avaya agreement, which relates to profit sharing on a CIT direct origination program, was recently extended through September 2006.

      At September 30, 2003, our financing and leasing assets included $1,438 million, $1,066 million and $819 million related to the Dell, Snap-on and Avaya programs, respectively. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities. Securitized assets included $2,349 million, $78 million and $702 million from the Dell, Snap-on and Avaya origination sources, respectively, at September 30, 2003. Any significant reduction in origination volumes from any of these alliances could have a material impact on our asset levels. For additional information regarding certain of our joint venture activities, see Note 7 -- Related Party Transactions.


Geographic Composition

                                                     September 30,  December 31,
                                                         2003           2002
                                                     ------------   ------------
State
   California .............................             10.5%           9.8%
   Texas ..................................              7.5%           7.0%
   New York ...............................              7.4%           7.9%
Total U.S. ................................             79.7%          79.3%
Country
   Canada .................................              5.0%           5.0%
   England ................................              3.0%           3.2%
   Australia ..............................              1.2%           1.3%
   Germany ................................              1.0%           1.1%
   China ..................................             (1)             1.2%
   France .................................             (1)             1.0%
   Brazil .................................             (1)             1.1%
Total Outside U.S. ........................             20.3%          20.7%
--------------------------------------------------------------------------------
(1) The applicable balances are less than 1.0%.

Industry Composition

      At September 30, 2003, our commercial aerospace portfolio in the Capital Finance business unit consisted of financing and leasing assets of $4,575.7 million covering 204 aircraft. These aircraft had an average age of approximately 7 years (based on a dollar value weighted average). The portfolio was spread over 84 accounts, with the majority placed with major airlines around the world. The commercial aerospace portfolio at December 31, 2002 was $4,072.8 million of financing and leasing assets, which covered 194 aircraft spread over 78 accounts, with a weighted average age of approximately 7 years. The commercial aircraft all comply with stage III noise regulations.

      The following table summarizes the composition of the commercial aerospace portfolio as of September 30, 2003 and December 31, 2002 ($ in millions):

                            At September 30, 2003        At December 31, 2002
                          ------------------------     ------------------------
                              Net        Number of         Net         Number of
                          Investment      Planes       Investment       Planes
                          ----------     ---------     ----------      ---------

By Geography:
   Europe ..............   $1,980.9         64          $1,506.5          51
   North America(1) ....    1,065.8         73           1,042.2          75
   Asia Pacific ........      875.1         36             853.6          35
   Latin America .......      529.1         25             595.9          29
   Africa/Middle East ..      124.8          6              74.6           4
                           --------        ---          --------         ---
Total ..................   $4,575.7        204          $4,072.8         194
                           ========        ===          ========         ===
By Manufacturer:
   Boeing ..............   $2,626.5        141          $2,388.1         135
   Airbus ..............    1,928.2         51           1,647.9          42
   Other ...............       21.0         12              36.8          17
                           --------        ---          --------         ---
Total ..................   $4,575.7        204          $4,072.8         194
                           ========        ===          ========         ===
By Body Type(2):
   Narrow ..............   $3,285.9        155          $2,799.4         142
   Intermediate ........      881.0         18             859.2          17
   Wide ................      387.8         19             377.4          18
   Other ...............       21.0         12              36.8          17
                           --------        ---          --------         ---
Total ..................   $4,575.7        204          $4,072.8         194
                           ========        ===          ========         ===
--------------------------------------------------------------------------------
(1) Comprised of net investments of $856.3 million (67 aircraft) in the U.S. and $209.5 million (6 aircraft) in Canada at September 30, 2003 and $832.7 million (69 aircraft) in the U.S. and $209.5 million (6 aircraft) in Canada at December 31, 2002.

(2) Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

      As of September 30, 2003, operating leases represented approximately 83% of the commercial aerospace portfolio, with the remainder consisting of capital leases (including leveraged leases) and loans. Tax-optimization leveraged leases, which generally have increased risk in comparison to our other lease and leveraged lease structures, were approximately $216.7 million at September 30, 2003. Total leveraged leases, including the tax optimization structures described above, were $446.7 million or 9.8% of the aerospace portfolio at September 30, 2003. Of the 204 aircraft, 3 are off-lease, 2 of which have been remarketed with leases pending as of September 30, 2003.

      The regional aircraft portfolio at September 30, 2003 consisted of 116 planes and a net investment of $310.0 million, primarily in the Structured Finance segment. The planes are primarily located in North America and Europe. Operating leases accounted for about 38% of the portfolio at September 30, 2003, with the rest being capital leases or loans. There are 12 aircraft in this portfolio that are off-lease. At December 31, 2002, the regional aircraft portfolio consisted of 117 planes and a net investment of $344.0 million.

      The following is a list of CIT's exposure to bankrupt carriers and the current status of related aircraft as of September 30, 2003.

      o UAL Corp. -- On December 9, 2002, UAL Corp., the parent of United Airlines, announced its Chapter 11 bankruptcy filing. Under existing agreements, United Airlines leases 4 CIT-owned narrow body aircraft (2 Boeing 757 aircraft and 2 Boeing 737 aircraft) with a net book value of $90.5 million. These leases were converted from single investor capital leases to short-term operating leases during the March 2003 quarter.

      o Avianca Airlines -- Avianca Airlines filed voluntary petitions for re-organization under Chapter 11 of the U.S. Bankruptcy Code on March 21, 2003. Under existing agreements, CIT has operating leases with Avianca Airlines whereby it is the lessee of one MD 80 aircraft. A Boeing 757 aircraft was returned to CIT and is committed to another airline. That aircraft has been replaced by another Boeing 757 that was returned from another carrier. Current net investment is $31.2 million.

     o Air Canada -- Air Canada filed for protection from creditors on April 1, 2003 under the Companies' Creditors Arrangement Act, the Canadian reorganization law. CIT's exposure in aircraft to Air Canada is approximately USD $50 million, relating to one Boeing 767 aircraft which was converted from an investment in a non-accrual leveraged lease (not a tax-optimized structure) to a performing operating lease during the quarter ended September 30, 2003 and a $25.6 million loan collateralized by 12 Bombardier Dash 8 aircraft. The loan is fully guaranteed by the Canadian government. CIT had a second 767 aircraft that came off-lease on June 1, 2003 and has been re-leased to another carrier.

      Additionally, CIT holds Senior A tranche Enhanced Equipment Trust Certificates (EETCs) with a fair value of $39.1 million issued by United Airlines, which are debt instruments collateralized by aircraft operated by the airline. In connection with United Airlines' filing under Chapter 11, CIT is a co-arranger in a $1.2 billion secured revolving and term loan facility with a commitment of $102.0 million. This debtor-in-possession facility, with an outstanding balance of $28.0 million at September 30, 2003, is secured by, among other collateral, previously unencumbered aircraft.

      The top five commercial aerospace exposures totaled $1,017.9 million at September 30, 2003, the largest of which was $289.7 million. All are to carriers outside of the U.S. and the top three of these exposures are to European carriers. The largest exposure to a U.S. carrier at September 30, 2003 was $140.6 million. Future revenues and aircraft values could be impacted by the actions of the carriers, management's actions with respect to re-marketing the aircraft, airline industry performance and aircraft utilization.

      Our aerospace assets include both operating leases and capital leases. Management monitors economic conditions affecting equipment values, trends in equipment values, and periodically obtains third party appraisals of commercial aerospace equipment, which include projected rental rates. We adjust the depreciation schedules of commercial aerospace equipment on operating leases or residual values underlying capital leases, when required. Aerospace assets are reviewed for impairment annually, or more often when events or circumstances warrant. An aerospace asset is defined as impaired when the expected undiscounted cash flow over its expected remaining life is less than its book value. Both historical information and current economic trends are factored into the assumptions and analyses used when determining the expected undiscounted cash flow. Included among these assumptions are the following:

      o  Lease terms

      o  Remaining life of the asset

      o  Lease rates supplied by independent appraisers

      o  Remarketing prospects

      o  Maintenance costs

      An impairment loss is recognized if the asset book value exceeds the corresponding asset fair value. There were no recorded impairment charges related to the commercial aerospace assets during the quarter ended September 30, 2003, while $1.8 million was recorded during the March 2003 quarter. Management remains comfortable with valuations of the commercial aerospace portfolio. Utilization is good, demonstrating the ability to place aircraft. However, these current placements are at compressed rental rates, which reflect current market conditions. Generally, leases are being written for terms between three and five years.

      Our telecommunications portfolio is included in "Communications" in the industry composition table included in Note 5 to the Consolidated Financial Statements. This portfolio totals approximately $623.6 million at September 30, 2003, or approximately 1.6% of total financing and leasing assets. The portfolio consists of 49 accounts with an average balance of approximately $12.7 million. The 10 largest accounts in the portfolio aggregate $254.9 million with the largest single account totaling $32.5 million. Non-performing accounts totaled $88.5 million (9 accounts) or 14.2% of this portfolio. At December 31, 2002, the portfolio totaled $710.1 million (approximately 2.0% of total financing and leasing assets) and consisted of 52 accounts with an average balance of approximately $13.7 million. The 10 largest accounts in the portfolio aggregated $264.5 million with the largest single account totaling $32.9 million. Non-performing accounts totaled $120.2 million (10 accounts) or 16.9% of this portfolio. The telecommunications portfolio includes CLECs, wireless and towers, with the largest group being CLEC accounts, which totaled $216.7 million, or 34.7% of the telecommunications portfolio, at September 30,

2003. Many of these CLEC accounts are still in the process of building out their networks and developing their customer bases. Our telecommunications transactions are collateralized by the assets of the customer (equipment, receivables, cash, etc.) and typically are also secured by a pledge of the stock of non-public companies. Weak economic conditions and industry overcapacity have driven down values in this sector. As discussed in "Provision and Reserve for Credit Losses," $116.6 million of previously recorded reserves remain for telecommunication exposures. As management continues to monitor and work out the individual accounts in this portfolio, charge-offs will likely be recorded against this reserve in subsequent periods.

      The portfolio of direct and private fund venture capital equity investments totaled $313.9 million at September 30, 2003 and $335.4 million at December 31, 2002. At September 30, 2003, this portfolio was comprised of direct investments of approximately $161.5 million in 47 companies and $152.4 million in 52 private equity funds. Our direct investments totaled $188.8 million (57 companies) and our investment in private equity funds amounted to $146.6 million (52 funds) as of December 31, 2002. These investments are principally in emerging growth enterprises in selected industries, including industrial buyout, information technology, life science and consumer products. In 2001, we ceased making new venture capital investments beyond existing commitments, which totaled approximately $140.7 million at September 30, 2003 and $164.9 million at December 31, 2002. These commitments, which are mainly to private equity funds, may or may not be drawn. Performance of both our direct investments and our fund investments will depend upon the performance of the underlying companies, and public and private market valuations of these companies. During the quarters ended September 30, 2003 and 2002, we recognized pre-tax losses of $11.3 million and $36.2 million and for the nine months ended September 30, 2003 and 2002, losses totaled $27.8 million and $42.9 million. We continue to liquidate our venture capital portfolio in the normal course of business, while exploring other more rapid exit opportunities, including the possible sale of our direct investment portfolio. If we were to pursue an outright sale, and thereby change our disposition strategy, a sale-related disposition loss is possible.

      At September 30, 2003, we had approximately $161.4 million of loans and assets outstanding to customers located or doing business in Argentina. During 2002, the Argentine government instituted economic reforms that were detrimental to the realization of our investment, including the conversion of certain dollar-denominated loans into pesos. Due to these actions and the weakness of the peso, we established a reserve of $135.0 million during 2002. The underlying portfolio continues to perform as to collection, but payments are now predominantly in pesos. Collection efforts and discussions with the Argentine government continue in order to maximize recovery efforts. Management expects to seek resolution in the coming quarters and charge-offs are expected to be recorded against the reserve as these activities are concluded.

      Management strives to maximize the profitability of the operating lease equipment portfolio by balancing equipment utilization levels with market rental rates and lease terms. Substantially all such equipment was subject to lease agreements throughout the first nine months of 2003 and 2002. Total equipment not subject to lease agreements was $253.7 million and $385.9 million at September 30, 2003 and December 31, 2002, respectively. The current weakness in the commercial airline industry and the slower economy could further adversely impact both rental and utilization rates prospectively.

      See Note 5 -- Concentrations of Item 1. Consolidated Financial Statements for further discussion on concentrations.

Other Assets

      Other assets totaled $4.7 billion at both September 30, 2003 and December 31, 2002, as both the total balance and the underlying components were essentially unchanged. Other assets primarily consisted of the following at September 30, 2003: securitization assets, including interest-only strips, retained subordinated securities, cash reserve accounts and servicing assets of $1.4 billion, accrued interest and receivables from derivative counterparties of $0.8 billion, investments in and receivables from joint ventures and non-consolidated subsidiaries of $0.7 billion, deposits on commercial aerospace flight equipment of $0.3 billion, direct and private fund equity investments of $0.3 billion, repossessed assets of $0.1 billion, prepaid expenses of $0.1 billion and investment in aerospace securities of $0.1 billion. The remaining balance includes furniture and fixtures, miscellaneous receivables and other assets.

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

      During the quarter ended March 31, 2002, our former parent, Tyco, experienced disruptions to its business surrounding its announced break-up plan, downgrades in its credit ratings, and a significant decline in its market capitalization, which caused a disruption in our access to the capital markets. As a result, management performed impairment analyses during the quarters ended March 31, 2002 and June 30, 2002. These analyses resulted in goodwill impairment charges of $4.513 billion and $1.999 billion for the quarters ended March 31, 2002 and June 30, 2002, respectively.

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 were as follows ($ in millions):

                                         Specialty  Capital  Commercial
                                          Finance   Finance    Finance    Total
                                         --------   -------  ----------   -----
Balance as of December 31, 2002 ........  $ 14.0      $ --    $ 370.4   $ 384.4
Goodwill related to rail acquisition ...      --       5.4         --       5.4
Severance reduction ....................    (1.1)       --         --      (1.1)
                                           -----      ----     ------    ------
Balance as of September 30, 2003 .......  $ 12.9      $5.4    $ 370.4   $ 388.7
                                           =====      ====     ======    ======

      The $5.4 million increase to goodwill during the nine months ended September 30, 2003 related to the acquisition of a majority interest in Flex Leasing Corporation by Capital Finance in April 2003. Flex, which is based in San Francisco, California and was founded in 1996, leases approximately 7,200 general-purpose railcars, representing approximately $410.0 million in assets, to railroads and shippers in the U.S. and Canada. The Flex results of operations from the date of acquisition through September 30, 2003 are included in the CIT consolidated results. Minority interest related to the Flex acquisition was $39.9 million at September 30, 2003 and is reflected on the face of the CIT Consolidated Balance Sheet.

      The  downward  revision to  severence  liabilities  during the nine months ended September 30, 2003 was related to Specialty Finance restructuring activities and was recorded as a reduction to goodwill, as the severence liability was established in conjunction with Tyco acquisition purchase accounting adjustments.

      Other intangible assets, net, comprised primarily of acquired customer relationships, proprietary computer software and related transaction processes, totaled $49.2 million and $16.5 million at September 30, 2003 and December 31, 2002, respectively, and are included in Other Assets on the Consolidated Balance Sheets. The increase in other intangible assets during the nine months ended September 30, 2003 was due to customer relationships acquired in the purchase of a factoring business. Other intangible assets are being amortized over periods ranging from five to twenty years on a straight-line basis. Amortization expense totaled $3.3 million for each nine month period ended September 30, 2003 and 2002.

Results and Trends in Relation to the Prior Quarter

      The following analysis is provided in addition to the year-over-prior year period analysis in order to discuss trends in our business on a sequential quarter basis, for periods subsequent to our July 2002 IPO.

      Net income for the quarter ended September 30, 2003 was $147.8 million, or $0.69 per diluted share, compared to $136.9 million, or $0.65 per diluted share for the quarter ended June 30, 2003. The table that follows presents results for the quarters ended September 30, 2003 and June 30, 2003, both in amount and as a percentage of AEA ($ in millions):

                                                                     Quarter Ended            Quarter Ended
                                                                    September 30, 2003         June 30, 2003
                                                                     Amount     % AEA       Amount       % AEA
                                                                   ---------    -----      ---------     -----
Finance income ................................................     $  921.2    10.22%      $  943.2     10.57%
Interest expense ..............................................        326.5     3.62%         331.1      3.71%
                                                                   ---------     ----      ---------      ----
Net finance income ............................................        594.7     6.60%         612.1      6.86%
Depreciation on operating lease equipment .....................        252.4     2.80%         272.9      3.06%
                                                                   ---------     ----      ---------      ----
Net finance margin ............................................        342.3     3.80%         339.2      3.80%
Provision for credit losses ...................................         82.9     0.92%         100.6      1.13%
                                                                   ---------     ----      ---------      ----
Net finance margin after provision for credit losses ..........        259.4     2.88%         238.6      2.67%
Other revenue .................................................        220.7     2.45%         217.6      2.44%
                                                                   ---------     ----      ---------      ----
Operating margin ..............................................        480.1     5.33%         456.2      5.11%
Salaries and general operating expenses .......................        237.5     2.64%         227.2      2.55%
                                                                   ---------     ----      ---------      ----
Income before provision for income taxes ......................        242.6     2.69%         229.0      2.56%
Provision for income taxes ....................................        (94.6)   (1.05)%        (89.3)    (1.00)%
Minority interest .............................................         (0.2)      --%          (0.1)       --%
Dividends on preferred capital securities, after tax ..........           --       --%          (2.7)    (0.03)%
                                                                   ---------     ----      ---------      ----
Net income ....................................................    $   147.8     1.64%     $   136.9      1.53%
                                                                   =========     ====      =========      ====
Net income per share-- basic ..................................    $    0.70               $    0.65
                                                                   =========               =========
Net income per share-- diluted ................................    $    0.69               $    0.65
                                                                   =========               =========
Average Earning Assets (AEA) ..................................    $36,072.4               $35,700.0
                                                                   =========               =========

      The increase in net income from the prior quarter primarily reflected lower charge-offs, partially off-set by higher incentive-based compensation and other employee related expenses.

      For the quarter ended September 30, 2003, net finance margin was 3.80% of average earning assets, flat with the prior quarter. Current quarter dividends on preferred capital securities were included in interest expense for the first time due to the adoption of SFAS 150. These dividends were presented on an after tax basis below minority interest in prior periods. On a comparable basis, net finance margin improved 5 basis points from the prior quarter, primarily reflecting lower interest expense due to improved funding rates and a modest improvement in net rental income, offset by lower yield-related fees. The positive impact on risk adjusted margin due to fair value adjustments to mark finance receivables and debt to market remaining from the Tyco acquisition, before the benefit of refinancing at better rates, was 15 basis points compared to 13 basis points last quarter.

      The table below summarizes operating lease margin for the respective periods ($ in millions).

                                                            Quarter Ended
                                                     ---------------------------
                                                     September 30,      June 30,
                                                         2003             2003
                                                     ------------     ----------
Rental income ..................................      $    364.3      $    379.3
Depreciation expense ...........................           252.4           272.9
                                                      ----------      ----------
  Operating lease margin .......................      $    111.9      $    106.4
                                                      ==========      ==========
Average operating lease equipment ..............      $  7,458.9      $  7,304.2
                                                      ==========      ==========

      Operating lease equipment decreased to $7,485.3 million from $7,560.0 million at June 30, 2003 primarily due to the decline in smaller-ticket assets in the Specialty Finance segment. Operating lease margin (rental income less depreciation expense) as a percentage of average operating lease equipment was 6.0% during the quarter ended September 30, 2003 versus 5.9% during the prior quarter, reflecting a modest improvement from compressed aerospace rental rates. The decline in depreciation expense for the quarter reflects a greater proportion of aircraft and rail assets with average depreciable lives of approximately  25 and 40  years,  compared  to  smaller  ticket  asset lives of approximately 3 years. Our depreciable assets range from smaller-ticket, shorter-term leases (e.g. computers) to larger-ticket, longer-term leases (e.g. commercial aircraft and rail assets).

      Total net charge-offs during the quarter ended September 30, 2003 were $90.6 million (1.23%), including $11.2 million of telecommunication loan net charge-offs, compared to $108.4 million (1.51%) during the quarter ended June 30, 2003. The tables that follow detail net charge-offs for the current and prior quarters by segment, both in amount and as a percentage of average finance receivables. In addition to total amounts, net charge-offs relating to the liquidating and telecommunications portfolios are also presented to provide enhanced analysis ($ in millions):


Net Charge-offs:                                                Quarter Ended September 30, 2003
                                                 --------------------------------------------------------------
                                                                    Before Liquidating and    Liquidating and
                                                        Total         Telecommunications    Telecommunications
                                                  ---------------   ----------------------  ------------------
Specialty Finance -- commercial ..............    $ 25.6    1.47%      $25.2      1.45%      $ 0.4    228.57%
Equipment Finance ............................      23.1    1.52%       18.1      1.26%        5.0      6.53%
Commercial Finance ...........................      19.7    0.84%       17.7      0.75%        2.0     66.12%
Capital Finance ..............................        --      --          --        --          --        --
Structured Finance ...........................       9.2    1.28%         --        --         9.2      6.01%
                                                  ------               -----                 -----
  Total Commercial Segments ..................      77.6    1.17%       61.0      0.95%       16.6      7.13%
Specialty Finance -- consumer ................      13.0    1.80%        6.6      1.26%        6.4      3.22%
                                                  ------               -----                 -----
  Total ......................................    $ 90.6    1.23%      $67.6      0.98%      $23.0      5.33%
                                                  ======               =====                 =====


Net Charge-offs:                                                   Quarter Ended June 30, 2003
                                                 --------------------------------------------------------------
                                                                    Before Liquidating and    Liquidating and
                                                        Total         Telecommunications    Telecommunications
                                                  ---------------   ----------------------  ------------------
Specialty Finance -- commercial ..............    $ 23.9    1.33%      $23.9      1.33%       $ --        --
Equipment Finance ............................      38.6    2.51%       26.1      1.82%       12.5     12.00%
Commercial Finance ...........................      21.3    0.96%       18.6      0.84%        2.7     76.80%
Capital Finance ..............................        --      --          --        --          --        --
Structured Finance ...........................       8.6    1.18%         --        --         8.6      5.38%
                                                  ------               -----                 -----
  Total Commercial Segments ..................      92.4    1.40%       68.6      1.09%       23.8      8.87%
Specialty Finance -- consumer ................      16.0    2.62%        9.9      2.43%        6.1      3.01%
                                                  ------               -----                 -----
  Total ......................................    $108.4    1.51%      $78.5      1.17%      $29.9      6.33%
                                                  ======               =====                 =====

      Liquidating and telecommunications net charge-offs were down $6.9 million from last quarter due to lower net charge-offs in the liquidating franchise and trucking portfolios, as the prior quarter included charge-offs relating to sold assets. Before liquidating portfolio charge-offs and telecommunication charge-offs covered by specific 2002 reserving actions, net charge-offs were $67.6 million (0.98% of average finance receivables) for the current quarter, down from $78.5 million (1.17%) last quarter. The improvement from last quarter primarily reflects declines in Equipment Finance in the construction and industrial equipment businesses and in Specialty Finance -- consumer charge-offs of home equity loans.

      Other Revenue totaled $220.7 million for the quarter ended September 30, 2003, up slightly from $217.6 million for the quarter ended June 30, 2003, reflecting increased syndication and advisory fees in Structured Finance, coupled with improved returns on previously securitized assets and revenue from joint venture activities in the Specialty Finance segment, and higher factoring commissions. Partially offsetting these increases were lower securitization gains due to lower levels of securitization and changes in the mix of products securitized. Securitization gains during the current quarter totaled $18.3 million, 7.5% of pretax income, on securitization volume of $1,317.5 million, compared to $33.8 million, 14.8% of pretax income, on securitization volume of $1,652.5 million during the prior quarter. Other revenue included venture capital losses of $11.3 million during the current quarter, compared to losses of $12.1 million for the prior quarter. The components of Other Revenue are set forth in the following table ($ in millions):

                                                              Quarter Ended
                                                     ---------------------------
                                                     September 30,      June 30,
                                                         2003             2003
                                                     -------------    ----------
Fees and other income ...........................        $151.5          $134.6
Factoring commissions ...........................          47.6            44.8
Gains on securitizations ........................          18.3            33.8
Gains on sales of leasing equipment .............          14.6            16.5
Loss on venture capital investments .............         (11.3)          (12.1)
                                                         ------          ------
  Total .........................................        $220.7          $217.6
                                                         ======        ========

      Salaries and general operating expenses were $237.5 million for the current quarter, compared to $227.2 million reported for the June 30, 2003 quarter. The increase from last quarter was primarily the result of higher incentive-based compensation and other employee related expenses. Salaries and general operating expenses were 2.06% of average managed assets during the quarter, versus 1.99% for the prior quarter. The efficiency ratio for the quarter (salaries and general operating expenses divided by operating margin, excluding provision for credit losses) was 42.2%, compared to 40.8% in the prior quarter. Headcount was 5,780 at September 30, 2003 down from 5,845 at June 30, 2003.

Risk Management

      We performed additional risk management procedures in 2002 and into 2003 in light of the factors discussed previously in the "Key Business Initiatives and Trends" section. During the third quarter of 2003, we have further elevated the prominence of risk management throughout the organization with the establishment of the newly-created position of Vice Chairman & Chief Credit Officer within the Office of the Chairman. Our ongoing risk management activities, beyond these special liquidity and capital measures, are described more fully in the sections that follow. Our business activities involve various elements of risk. We consider the principal types of risk to be credit risk (including credit, collateral and equipment risk) and market risk (including interest rate, foreign currency and liquidity risk.)

      We consider the management of risk essential to conducting our commercial and consumer businesses and to maintaining profitability. Accordingly, our risk management systems and procedures are designed to identify and analyze risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems, and other policies and programs.

      We review and monitor credit exposures, both owned and managed, on an ongoing basis to identify, as early as possible, those customers that may be experiencing declining creditworthiness or financial difficulty, and periodically evaluate our finance receivables across the entire organization. We monitor concentrations by borrower, industry, geographic region and equipment type, and we adjust limits as conditions warrant to minimize the risk of substantial credit loss. We have maintained a standard practice of reviewing our aerospace portfolio regularly and, in accordance with SFAS No. 13 and SFAS No. 144, we test for asset impairment based upon projected cash flows and relevant market data, with any impairment in value charged to operating earnings. Given the developments in the aerospace sector during 2002 and into 2003, performance, profitability and residual values relating to aerospace assets have been reviewed more frequently with the Executive Credit Committee.

      Our Asset Quality Review Committee is comprised of members of senior management, including the Vice Chairman & Chief Credit Officer, the Vice Chairman & Chief Financial Officer, the Chief Risk Officer, the Controller and the Director of Credit Audit. Periodically, the Committee meets with senior executives of our strategic business units and corporate credit risk management group to review portfolio performance, including the status of individual financing and leasing assets, owned and managed, to obligors with higher risk profiles. In addition, this committee periodically meets with the Chief Executive Officer of CIT to review overall credit risk, including geographic, industry and customer concentrations, and the reserve for credit losses.

Credit Risk Management

      We have developed systems specifically designed to manage credit risk in each of our business segments. We evaluate financing and leasing assets for credit and collateral risk during the credit granting process and periodically after the advancement of funds. The Corporate Credit Risk Management group, which reports to the Vice Chairman & Chief Credit Officer, oversees and manages credit risk throughout CIT. This group includes senior credit executives aligned with each of the business units, as well as a senior executive with corporate-wide asset recovery and workout responsibilities. Our Executive Credit Committee includes the Chief Executive Officer, the Chief Operating Officer, the Chief Credit Officer and members of the Corporate Credit Risk Management group. The committee approves transactions which are outside of established target market definitions and risk acceptance criteria, corporate "standard" exceptions and/or "non-traditional" business as well as transactions that exceed the strategic business units' credit authority. The Corporate Credit Risk Management group also includes an independent credit audit function.

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

Consumer and Small Ticket Leasing

      For consumer transactions and small-ticket leasing transactions, we employ proprietary automated credit scoring models by loan type that include customer demographics and credit bureau characteristics. The profiles emphasize, among other things, occupancy status, length of residence, length of employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information, combined loan to value ratio, length of time in business, industry category and geographic location. The models are used to assess a potential borrower's credit standing and repayment ability considering the value or adequacy of property offered as collateral. Our credit criteria include reliance on credit scores, including those based upon both our proprietary internal credit scoring model and external credit bureau scoring, combined with judgment. The credit scoring models are regularly reviewed for effectiveness utilizing statistical tools.

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

       Our Capital Committee sets policies, oversees and guides the interest rate and currency risk management process, including the establishment and monitoring of risk metrics, and ensures the implementation of those policies. Other risks monitored by the Capital Committee include derivative credit risk and liquidity risk. The Capital Committee meets periodically and includes the Chief Executive Officer, Chief Operating Officer, Vice Chairman and Chief Financial Officer, Vice Chairman and Chief Credit Officer, Vice Chairman -
Specialty Finance, Treasurer, and Controller, with business unit executives serving on a rotating basis.

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

      A matched asset/liability position is generally achieved through a combination of financial instruments, including commercial paper, medium-term notes, long-term debt, interest rate and currency swaps, foreign exchange contracts, and through securitization. We do not speculate on interest rates or foreign exchange rates, but rather seek to mitigate the possible impact of such rate fluctuations encountered in the normal course of business. This process is ongoing due to prepayments, refinancings and actual payments varying from contractual terms, as well as other portfolio dynamics.

      We periodically enter into structured financings (involving the issuance of both debt and an interest rate swap with corresponding notional principal amount and maturity) to manage liquidity and reduce interest rate risk at a lower overall funding cost than could be achieved by solely issuing debt.

      CIT uses derivatives for hedging purposes only, and does not enter into derivative financial instruments for trading or speculative purposes. As part of managing the exposure to changes in market interest rates, CIT, as an end-user, enters into various interest rate swap transactions in the over-the-counter markets, with other financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment under SFAS 133, all derivatives entered into are designated according to a hedge objective against a specified liability, including long-term debt and commercial paper. CIT's primary hedge objectives include the conversion of variable-rate liabilities to fixed rates, and the conversion of fixed-rate liabilities to variable rates. The notional amounts, rates, indices and maturities of CIT's derivatives are required to closely match the related terms of CIT's hedged liabilities.

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

      Interest rate swaps with notional principal amounts of $9.8 billion at September 30, 2003 and $9.2 billion at June 30, 2003 were designated as hedges against outstanding debt. The net increase in notional principal amounts of interest rate swaps as of September 30, 2003 consisted of a $536.9 million increase in fixed to floating-rate swaps (fair value hedges) and a $92.4 million increase in floating to fixed-rate swaps (cash flow hedges). The increase in fair value hedges was due to the combination of fixed rate notes issued during the quarter which were swapped to float and retail fixed-rate debt issuances being swapped to float. In addition, CIT enters into hedge transactions in conjunction with its securitization programs. See Note 3 to the Consolidated Financial Statements for further details.

      The  following  table   summarizes  the  composition  of  our  assets  and
liabilities before and after swaps at September 30 and June 30, 2003:

                                         Before Swaps                After Swaps
                                   --------------------------  -------------------------
                                   Fixed Rate   Floating Rate  Fixed Rate  Floating Rate
                                   ----------   -------------  ----------  -------------
        September 30, 2003
Assets ..........................      51%           49%          51%          49%
Liabilities .....................      63%           37%          49%          51%

           June 30, 2003
Assets ..........................      52%           48%          52%          48%
Liabilities .....................      65%           35%          53%          47%

      A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown in the following table ($ in millions):

                                                                Quarter Ended September 30, 2003
                                                           -------------------------------------------
                                                               Before Swaps           After Swaps
                                                           ------------------     --------------------
Commercial paper and variable rate senior notes
   and bank credit facilities........................      $11,728.3    1.77%     $15,917.6      2.58%
Fixed rate senior and subordinated notes.............       20,297.9    6.04%      16,108.6      5.78%
                                                           ---------              ---------
Composite............................................      $32,026.2    4.48%     $32,026.2      4.19%
                                                           =========              =========

                                                                   Quarter Ended June 30, 2003
                                                           -------------------------------------------
                                                               Before Swaps           After Swaps
                                                           ------------------     --------------------
Commercial paper and variable rate senior notes
    and bank credit facilities.......................      $12,030.2    1.90%     $15,646.8      2.72%
Fixed rate senior and subordinated notes.............       20,284.9    6.13%      16,668.3      5.93%
                                                           ---------              ---------
Composite............................................      $32,315.1    4.56%     $32,315.1      4.37%
                                                           =========              =========

                                                                Quarter Ended September 30, 2002
                                                           -------------------------------------------
                                                               Before Swaps           After Swaps
                                                           ------------------     --------------------
Commercial paper and variable rate senior notes
  and bank credit facilities.........................      $14,103.2    2.20%     $13,552.1      2.68%
Fixed rate senior and subordinated notes.............       16,443.4    6.88%      16,994.5      6.63%
                                                           ---------              ---------
Composite                                                  $30,546.6    4.72%     $30,546.6      4.88%
                                                           =========              =========


                                                              Nine Months Ended September 30, 2003
                                                           -------------------------------------------
                                                               Before Swaps           After Swaps
                                                           ------------------     --------------------
Commercial paper and variable rate senior notes and bank
   credit facilities.................................      $12,154.3    1.87%     $15,412.0      2.69%
Fixed rate senior and subordinated notes.............       20,092.9    6.17%      16,835.2      5.94%
                                                           ---------              ---------
Composite............................................      $32,247.2    4.55%     $32,247.2      4.39%
                                                           =========              =========

                                                              Nine Months Ended September 30, 2002
                                                           -------------------------------------------
                                                               Before Swaps           After Swaps
                                                           ------------------     --------------------
Commercial paper and variable rate senior notes
   and bank credit facilities........................      $16,486.7    2.19%     $14,472.8      2.45%
Fixed rate senior and subordinated notes.............       16,866.1    5.88%      18,880.0      5.80%
                                                           ---------              ---------
Composite............................................      $33,352.8    4.06%     $33,352.8      4.35%
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

      We regularly monitor and simulate our degree of interest rate sensitivity by measuring the re-pricing characteristics of interest-sensitive assets, liabilities, and derivatives. The Capital Committee reviews the results of this modeling periodically. The interest rate sensitivity modeling techniques we employ include the creation of prospective twelve month "baseline" and "rate shocked" net interest income simulations.

      At the date that interest rate sensitivity is modeled, "baseline" net interest income is derived considering the current level of interest-sensitive assets and related run-off (including both contractual repayment and historical prepayment experience), the current level of interest-sensitive liabilities and related maturities, and the current level of derivatives. The "baseline" simulation assumes that, over the next successive twelve months, market interest rates (as of the date of simulation) are held constant and that no new loans or leases are extended. Once the "baseline" net interest income is calculated, market interest rates, which were previously held constant, are raised 100 basis points instantaneously and parallel across the entire yield curve, and a "rate shocked" simulation is run. Interest rate sensitivity is then measured as the difference between calculated "baseline" and "rate shocked" net interest income.

      An immediate hypothetical 100 basis point increase in the yield curve on October 1, 2003 would have reduced net income by an estimated $15 million after tax over the next twelve months, while a decrease in the yield curve would have increased net income by a like amount. Although management believes that this measure provides a meaningful estimate of our interest rate sensitivity, it does not account for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet and other business developments that could affect net income. Accordingly, no assurance can be given that actual results would not differ materially from the potential outcome of our simulations. Further, it does not necessarily represent management's current view of future market interest rate movements.

      We also utilize foreign currency exchange forward contracts to hedge currency risk underlying our net investments in foreign operations and cross currency interest rate swaps to hedge both foreign currency and interest rate risk underlying foreign debt. At September 30, 2003, CIT was party to foreign currency exchange forward contracts with notional amounts totaling $2.3 billion and maturities ranging from 2003 to 2006. CIT was also party to cross currency interest rate swaps with notional amounts totaling $1.3 billion and maturities ranging from 2004 to 2027. At June 30, 2003, CIT was party to $2.4 billion in notional principal amount of foreign currency exchange forward contracts and $1.4 billion in notional principal amount of cross currency interest rate swaps. At

September 30, 2002, CIT was party to $3.1 billion in notional principal amount of foreign currency exchange forward contracts and $1.7 billion in notional principal amount of cross currency swaps. Translation gains and losses of the underlying foreign net investment, as well as offsetting derivative gains and losses on designated hedges, are reflected in other comprehensive income in the Consolidated Balance Sheet.

      During the quarter ended September 30, 2003, the Company executed treasury lock interest rate hedges totaling $1.2 billion in notional amount, with forward dates ranging between December 15, 2003 and January 15, 2004. These derivative contracts, which lock in a fixed rate of interest, were executed in conjunction with planned term-debt refinancings. These contracts were designated as cash flow hedges of a forecasted transaction and insulate CIT from potential movement in U.S. Treasury rates related to the refinancing. See "Liquidity" for discussion of the related term-debt refinancings.

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

Internal Controls

      In 2003, we formed an Internal Controls Committee that is responsible for monitoring and improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 ("SARBOX"). The committee, which is chaired by the Controller, includes the CFO, Director of Internal Audit as well as other senior executives in finance, legal, risk management and information technology. We are currently in the documentation phase of the SARBOX project and expect to begin the testing, assessment and remediation of internal controls in 2004. The final self assessment is planned for the second half of 2004.

Liquidity

      The commercial paper program closed the quarter at $4.9 billion, versus $4.6 billion at June 30, 2003 and $5.0 billion at December 31, 2002. Our targeted program size remains at $5.0 billion and our goal is to maintain at least 100% back-up liquidity.

      At September 30, 2003, we had undrawn total bank credit facilities of $6,270.0 million. Accordingly, backstop liquidity coverage of outstanding commercial paper was in excess of 100% at September 30, 2003. During October 2003, we negotiated two new facilities totaling $4,200.0 million and concurrently reduced another facility to $2,000.0 million.

      In addition to the commercial paper markets, CIT accesses the unsecured term debt markets. CIT maintains registration statements with the Securities and Exchange Commission covering debt securities that it may sell in the future. At September 30, 2003, we had $14.5 billion of registered, but unissued, debt securities available under a shelf registration statement. Term-debt issued during the quarter ended September 30, 2003 consisted of a $0.5 billion three-year, global issue and $1.8 billion in variable-rate medium-term notes. In November 2002, we introduced a retail note program in which we offer senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During the quarter, we issued $141 million under this program. As of September 30, 2003, we had issued $2.0 billion of notes under this program having maturities of between 2 and 10 years.

      To further strengthen our funding capabilities, we maintain committed asset backed facilities, which cover a range of assets from equipment to consumer home equity receivables, and trade accounts receivable. While these facilities are predominately in the U.S., we also maintain facilities for Canadian domiciled assets. As of September 30, 2003, we had approximately $2.9 billion of availability in our committed asset-backed facilities and $1.8 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program. Securitization volume was $1.3 billion, compared to $1.7 billion last quarter.

     The following credit ratings have been in place since September 30, 2002:

                                   Short Term    Long Term
                                   ----------   ----------
Moody's ........................       P-1          A2
Standard & Poor's ..............       A-1           A
Fitch ..........................       F1            A
--------------------------------------------------------------------------------
The credit ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

      We have some material covenants within our legal documents that govern our funding sources. The most significant covenant in CIT's indentures and credit agreements is a negative pledge provision, which limits granting or permitting liens on our assets, but provides for exceptions for certain ordinary course liens needed to operate our business. As of September 30, 2003, various credit agreements also contained a minimum net worth test of $3.75 billion. The bank lines established on October 14, 2003 contained the same provisions, with a minimum net worth test of $4.0 billion, commensurate with the Company's larger capital base.

      The following tables summarize various contractual obligations, selected contractual cash receipts and contractual commitments as of September 30, 2003. Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded ($ in millions):

                                                       Payments and Collections by Period
                                       --------------------------------------------------------------------
                                                   Remaining                                       After
Contractual Obligations                  Total       2003        2004        2005        2006       2006
-----------------------                ---------   ---------   ---------   ---------   ---------  ---------
Commercial Paper ...................   $ 4,935.8   $ 4,935.8   $    --     $    --     $    --    $    --
Variable-rate term debt ............     7,430.0       997.9     3,806.4     2,333.3        35.3      257.1
Fixed-rate term debt ...............    21,390.4     2,491.8     3,322.0     4,231.5     2,827.7    8,517.4
Lease rental expense ...............       177.1        18.8        47.5        38.4        27.4       45.0
                                       ---------   ---------   ---------   ---------   ---------  ---------
   Total contractual obligations ...    33,933.3     8,444.3     7,175.9     6,603.2     2,890.4    8,819.5
                                       ---------   ---------   ---------   ---------   ---------  ---------
Finance receivables(1) .............    30,342.6     7,375.6     5,077.1     4,268.7     2,960.5   10,660.7
Operating lease rental income ......     3,012.8       309.6       947.0       619.4       376.8      760.0
Finance receivables held for sale(2)     1,017.9     1,017.9        --          --          --         --
Cash-- current balance .............     2,269.0     2,269.0        --          --          --         --
                                       ---------   ---------   ---------   ---------   ---------  ---------
   Total projected cash availability    36,642.3    10,972.1     6,024.1     4,888.1     3,337.3   11,420.7
                                       ---------   ---------   ---------   ---------   ---------  ---------
Net projected cash inflow (outflow)    $ 2,709.0   $ 2,527.8   $(1,151.8)  $(1,715.1)  $   446.9  $ 2,601.2
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

                                                                Commitment Expiration by Period
                                               ----------------------------------------------------------------
                                                           Remaining                                    After
Contractual Commitments                          Total       2003       2004        2005      2006      2006
-----------------------                        ---------   --------    --------   --------  --------   --------
Aircraft purchases .........................   $ 3,153.0    $ 201.0     $ 604.0   $1,072.0  $1,016.0    $ 260.0
Credit extensions ..........................     5,226.6      933.2       809.8      696.7     714.7    2,072.2
Letters of credit ..........................     1,041.3      998.7        41.6        0.3       0.3        0.4
Sale-leaseback payments ....................       486.4         --        28.5       28.5      28.5      400.9
Manufacturer purchase commitments ..........       124.2      124.2          --         --        --         --
Venture capital fund and
  equity commitments .......................       140.7         --         2.5        0.4       0.3      137.5
Guarantees .................................       104.2      104.2          --         --        --         --
Acceptances ................................        14.0       14.0          --         --        --         --
                                               ---------   --------    --------   --------  --------   --------
Total Commitments ..........................   $10,290.4   $2,375.3    $1,486.4   $1,797.9  $1,759.8   $2,871.0
                                               =========   ========    ========   ========  ========   ========

      CIT has $1.25 billion of debt securities outstanding, which were originally issued by the former AT&T Capital Corporation, that are callable at par in December 2003 and January 2004. These notes are listed on the New York
Stock Exchange under the ticker symbols CIC and CIP and are commonly known as PINEs ("Public Income Notes"). The securities carry coupon rates of 8.125% and 8.25%, but were marked down to a yield of approximately 7.5% in CIT's financial statements through purchase accounting adjustments. In light of the high coupon rates, we plan to call the securities for redemption pursuant to the terms outlined in the prospectuses. Once called, we would record non-recurring after-tax gains estimated to total approximately $90 million ($55 million after-tax), as the cash we would outlay is less than the current carrying value of the securities. These gains would be spread over two quarters, coinciding with the timing of each note redemption. Margins may also benefit prospectively as we refinance the debt at lower rates. See Interest Rate and Foreign Exchange Risk Management section of "Risk Management" for discussion of hedging activities related to the call of these notes.

      See the "Overview" and "Net Finance Margin" sections for information regarding the impact of our liquidity and capitalization plan on results of operations.

      Capitalization

      The following table presents information regarding our capital structure ($ in millions):

                                                     September 30,  December 31,
                                                         2003           2002
                                                     -------------  ------------
Commercial paper ..................................    $ 4,935.8      $ 4,974.6
Bank credit facilities ............................           --        2,118.0
Term debt .........................................     28,820.4       24,588.7
Preferred capital securities ......................        255.9          257.2
Stockholders' equity(1) ...........................      5,279.8        4,968.5
                                                       ---------      ---------
Total capitalization ..............................     39,291.9       36,907.0
Goodwill ..........................................       (388.7)        (384.4)
                                                       ---------      ---------
Total tangible capitalization .....................    $38,903.2      $36,522.6
                                                       =========      =========
Total tangible stockholders' equity ...............    $ 4,891.1      $ 4,584.1
                                                       =========      =========
Tangible stockholders' equity(1) and
  Preferred Capital Securities to managed assets ..       10.44%         10.44%
Total debt (excluding overnight deposits) to
  tangible stockholders' equity(1) and Preferred
  Capital Securities ..............................        6.22x          6.22x
--------------------------------------------------------------------------------
(1)  Stockholders'  equity for these  calculations  excludes  accumulated  other
     comprehensive  loss  relating  to  derivative  financial   instruments  and
     unrealized gains on securitization investments of $98.9 million and $97.8 million at September 30, 2003 and December 31, 2002, respectively, as these losses and gains are not necessarily indicative of amounts which will be realized.

      The preferred capital securities are 7.70% Preferred Capital Securities issued in 1997 by CIT Capital Trust I, a wholly-owned subsidiary. CIT Capital Trust I invested the proceeds of that issue in Junior Subordinated Debentures of CIT having identical rates and payment dates. Consistent with rating agency measurements, preferred capital securities are included in tangible equity in our leverage ratios. See "Non-GAAP Financial Measurements" for additional information. Also see Note 1 Summary of Significant Accounting Policies for information regarding the accounting and reporting for these securities.

      See "Liquidity Risk Management" for discussion of risks impacting our liquidity and capitalization.

Securitization and Joint Venture Activities

      We utilize special purpose entities ("SPE's") and joint ventures in the normal course of business to execute securitization transactions and conduct business in key vendor relationships.

      Securitization Transactions -- SPE's are used to achieve "true sale" requirements for these transactions in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Pools of assets are originated or acquired and sold to SPE's, which in turn issue debt securities to investors solely backed by asset pools. Accordingly, CIT has no legal obligations to repay the securities in the event of a default by the SPE. CIT retains the servicing rights and participates in certain cash flows of the pools. The present value of expected net cash flows that exceeds the estimated cost of servicing is recorded in other assets as a "retained interest." Assets securitized are shown in our managed assets and our capitalization ratios on managed assets. Under the recently issued rules relating to consolidation and SPE's, non-qualifying securitization entities will have to be consolidated. Based on our preliminary analysis, we believe that all of our existing asset-backed SPE structures meet the definition of a qualifying special purpose entity ("QSPE") as defined by SFAS 140 and will therefore continue to qualify as off-balance sheet transactions. As part of these related activities, the Company enters into hedge transactions with the trusts (SPE) in order to protect the trust against interest rate risk. CIT insulates its associated risk by entering into offsetting swap transactions with third parties. The net effect is to protect the trust and CIT from interest rate risk. The notional amount of these swaps was $2.9 billion at September 30, 2003. During February 2003, we successfully completed a consent solicitation to amend the negative pledge provision in our 1994 debt indenture. This action conforms the 1994 debt indenture to our other agreements and provides flexibility in structuring our securitizations as accounting sales or secured financings.

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

      Investments -- Investments, for which CIT does not have the ability to exercise significant influence and for which there is not a readily determinable market value, the majority of which are venture capital equity investments, are accounted for under a lower of cost or fair value method. Accordingly, management uses judgment in determining fair value and in determining when an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. As of September 30, 2003, venture capital equity investments totaled $313.9 million. A 10% fluctuation in value of venture capital investments equates to $0.09 in earnings per share.

      Charge-off of Finance Receivables -- Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after substantial collection efforts are conducted, considering such factors as the borrower's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers).

      Impaired Loans -- Loan impairment is defined as any shortfall between the estimated value and the recorded investment for those loans defined as impaired loans in the Company's application of SFAS 114, with the estimated value determined using the fair value of the collateral and other cash flows, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate. The determination of impairment involves management's judgment and the use of market and third party estimates regarding collateral values. Valuations in the level of impaired loans and corresponding impairment as defined under SFAS 114 affect the level of the reserve for credit losses.

      Reserve for Credit Losses -- Our consolidated reserve for credit losses is periodically reviewed for adequacy based on portfolio collateral values and credit quality indicators, including charge-off experience, levels of past due loans and non-performing assets, evaluation of portfolio diversification/concentration and economic conditions. We review finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse from manufacturers. This information is reviewed formally on a quarterly basis with senior management, including the CEO, COO, CFO, Chief Credit Officer and Controller among others, in conjunction with setting the reserve for credit losses.

      The reserve for credit losses is set and recorded based on the development of three key components (1) specific reserves for collateral dependent loans which are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit trends and, (3) general reserves for estimation risk. The process involves the use of estimates and a high degree of management judgement. As of September 30, 2003, the reserve for credit losses was $752.5 million or 2.48% of finance receivables and 87.2% of 60 days or more past due receivables. A $10.0 million change in the reserve for credit losses equates to the following variances: 3 basis points (0.03%) in the percentage of reserves to finance receivables; 116 basis points (1.16%) in the percentage of reserves to past due receivables and $0.03 in earnings per share.

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

      Lease Residual Values -- Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We generally bear greater risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is generally shorter relative to the equipment useful life than a finance lease. Management performs periodic reviews of the estimated residual values, with non-temporary impairment recognized in the current period. As of September 30, 2003, our direct financing lease residual balance was $2,451.7 million and our operating lease equipment balance was $7,485.3 million. A 10 basis points (0.1%) fluctuation in the total of these amounts equates to $0.03 in earnings per share.

      Goodwill -- CIT adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective October 1, 2001. The Company determined at October 1, 2001 that there was no impact of adopting this new standard under the transition provisions of SFAS No. 142. Since adoption, goodwill is no longer amortized, but instead will be assessed for impairment at least annually. During this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and market place data. See "-- Goodwill and Other Intangible Assets Amortization" for a discussion of our impairment analysis. Goodwill was $388.7 million at September 30, 2003. A 10% fluctuation in the value of goodwill equates to $0.18 in earnings per share.

Accounting and Technical Pronouncements

      In January 2003, the FASB issued FIN 46, which requires the consolidation of VIEs by their primary beneficiaries if they do not effectively disperse the risks among the parties involved. On October 9, 2003, the FASB announced the delay in implementation of FIN 46 for VIEs in existence as of February 1, 2003. VIEs are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the entity that has the majority of the economic risks and rewards of ownership of the VIE. See Note 1 -- Summary of Significant Accounting Policies for additional information regarding the implementation of FIN 46.

      The FIN 46 potential impact to CIT is primarily related to three types of transactions: 1) strategic vendor partner joint ventures, 2) securitizations, and 3) selected financing and private equity transactions. Based on interpretations of FIN 46 currently available, we believe the implementation of this standard will not change the current equity method of accounting for our strategic vendor partner joint ventures (see Note 7 -- Related Party Transactions). Our securitization transactions outstanding at September 30, 2003 will continue to qualify as off-balance sheet transactions. The Company may structure certain future securitization transactions, including factoring trade account receivables transactions, as on-balance sheet financings. Certain VIEs acquired primarily in conjunction with selected financing and/or private equity transactions may be consolidated under FIN 46. The consolidation of these entities will not have a significant impact on our financial position or results of operations. Due to the complexity of the new guidance and evolving interpretations among accounting professionals, the Company will consider such further guidance, if any, and continue assessing the accounting and disclosure impact of FIN 46 on its VIEs.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This pronouncement establishes standards for classifying and measuring certain financial instruments as a liability (or an asset in some circumstances). This pronouncement requires CIT to display the Preferred Capital Securities (previously described as "Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company") within the debt section on the face of the Consolidated Balance Sheets and show the related expense with interest expense on a pre-tax basis. There was no impact to net income upon adoption. This pronouncement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Prior period restatement is not permitted. On November 7, 2003, certain measurement and classification provisions of SFAS 150, relating to certain mandatorily redeemable non-controlling interests, were deferred indefinitely. The adoption of these delayed provisions, which relate primarily to minority interests associated with finite-lived entities, is not expected to have a significant impact on the financial position or results of operations. Consistent with rating agency measurements, preferred capital securities are included in tangible equity in our leverage ratios. See "Non-GAAP Financial Measurements" for additional information.

Statistical Data

      The following table presents components of net income, including TCH in 2002, as a percent of AEA, along with other selected financial data ($ in millions):

                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                         2003          2002
                                                      ----------    ----------
Finance income ....................................        10.51%        12.09%
Interest expense ..................................         3.76%         4.10%
                                                       ---------     ---------
  Net finance income ..............................         6.75%         7.99%
Depreciation on operating lease equipment .........         3.02%         3.47%
                                                       ---------     ---------
  Net finance margin ..............................         3.73%         4.52%
Provision for credit losses .......................         1.07%         2.60%
                                                       ---------     ---------
Net finance margin, after provision
  for credit losses ...............................         2.66%         1.92%
Other revenue .....................................         2.52%         2.64%
                                                       ---------     ---------
Operating margin ..................................         5.18%         4.56%
                                                       ---------     ---------
Salaries and general operating expenses ...........         2.62%         2.73%
Goodwill impairment ...............................           --         25.04%
Interest expense-- TCH ............................           --          2.25%
                                                       ---------     ---------
Operating expenses ................................         2.62%        30.02%
                                                       ---------     ---------
Income (loss) before income taxes .................         2.56%       (25.46)%
Provision for income taxes ........................        (1.00)%       (0.98)%
Minority interest .................................           --            --
Dividends on preferred capital securities,
  after tax .......................................        (0.02)%       (0.03)%
                                                       ---------     ---------
  Net income (loss) ...............................         1.54%       (26.47)%
                                                       ---------     ---------
Average earning assets ............................    $35,559.0     $34,674.5
                                                       =========     =========

Non-GAAP Financial Measurements

      The U.S. Securities and Exchange Commission ("SEC") adopted Regulation G, which applies to any public disclosure or release of material information that includes a non-GAAP financial measure. These financial statements and the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk contain certain non-GAAP financial measures. The SEC defines a non-GAAP financial measure as a numerical measure of a company's historical or future financial performance, financial position, or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the financial statements or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

      Non-GAAP financial measures disclosed in this report are meant to provide additional information and insight relative to historical operating results and financial position of the business and in certain cases to provide financial information that is presented to rating agencies and other users of financial information. These measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies.

      Selected non-GAAP disclosures as of September 30, 2003 and December 31, 2002 are presented and reconciled in the table below:

                                                     September 30,  December 31,
                                                         2003           2002
                                                     ------------   ------------
Managed assets(1):
Finance receivables ...............................    $30,342.6      $27,621.3
Operating lease equipment, net ....................      7,485.3        6,704.6
Finance receivables held for sale .................      1,017.9        1,213.4
Equity and venture capital investments (included
  in other assets) ................................        313.9          335.4
                                                       ---------      ---------
Total financing and leasing portfolio assets ......     39,159.7       35,874.7
 Securitized assets ...............................     10,141.0       10,482.4
                                                       ---------      ---------
Managed assets ....................................    $49,300.7      $46,357.1
                                                       =========      =========
Earning assets(2):
Total financing and leasing portfolio assets ......    $39,159.7      $35,874.7
 Credit balances of factoring clients .............     (3,103.0)      (2,270.0)
                                                       ---------      ---------
Earning assets ....................................    $36,056.7      $33,604.7
                                                       =========      =========
Tangible equity(3):
Total equity ......................................    $ 5,180.9      $ 4,870.7
 Other comprehensive loss relating to derivative
 financial instruments ............................        106.9          118.3
 Unrealized gain on securitization investments ....         (8.0)         (20.5)
 Goodwill .........................................       (388.7)        (384.4)
                                                       ---------      ---------
Total common equity ...............................      4,891.1        4,584.1
 Preferred capital securities .....................        255.9          257.2
                                                       ---------      ---------
Tangible equity ...................................    $ 5,147.0      $ 4,841.3
                                                       =========      =========
Debt, net of overnight deposits(4):
Total debt ........................................    $34,012.1      $31,681.3
Overnight deposits ................................     (1,722.9)      (1,578.7)
Preferred capital securities ......................       (255.9)            --
                                                       ---------      ---------
Debt, net of overnight deposits ...................    $32,033.3      $30,102.6
                                                       =========      =========
--------------------------------------------------------------------------------
1) Managed assets are utilized in certain credit and expense ratios. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.

2) Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned, such as finance income and factoring commissions.

3) Tangible equity is utilized in leverage ratios, and is consistent with our presentation to rating agencies. Other comprehensive losses and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.

4) Debt, net of overnight deposits is utilized in certain leverage ratios. Overnight deposits are excluded from these calculations, as these amounts are retained by the Company to repay debt. Overnight deposits are reflected in both debt and cash and cash equivalents.

      Note 1 to the accompanying Consolidated Financial Statements describes our IPO and the inclusion of TCH in our consolidated accounts. Prior to our IPO on July 8, 2002, the activity of TCH consisted primarily of interest expense payable to an affiliate of Tyco, and the TCH accumulated net deficit was relieved via a capital contribution from Tyco. TCH had no operations subsequent to June 30, 2002. Although the financial statements and notes thereto include the activity of TCH in conformity with accounting principles generally accepted in the U.S., management believes that it is most meaningful to discuss our financial results excluding TCH, due to its temporary status as a Tyco acquisition company with respect to CIT. Therefore, throughout this section, in order to provide comparability with prospective results, prior period year to date comparisons exclude the results of TCH. Consolidating income statements for CIT, TCH and CIT consolidated for the nine months ended September 30, 2002 are displayed in Item 1. Consolidating Financial Statements and Supplementary Data,
Note 11 - Consolidating Financial Statements.

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

                                                   Quarter Ended       Nine Months Ended
                                                   September 30,         September 30,
                                                ------------------   -------------------
                                                  2003      2002      2003        2002
                                                --------  --------   -------   ---------
Net income (loss)-- GAAP basis ...............   $147.8    $134.7     $411.7   $(6,882.8)
Charges included in net income (loss):
  Goodwill impairment ........................       --        --         --     6,511.7
  TCH losses .................................       --        --         --       668.6
                                                 ------    ------     ------     -------
Net income-- before charges ..................   $147.8    $134.7     $411.7     $ 297.5
                                                 ======    ======     ======     =======

Forward-Looking Statements

      Certain statements contained in this document are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

      o     our liquidity risk management,

      o     our credit risk management,

      o     our asset/liability risk management,

      o     our funding, borrowing costs and net finance margin

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

Item 4. Controls and Procedures

      As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that the information that the Company must disclose in its reports filed under the Securities Exchange Act of 1934 is communicated and processed in a timely manner. Albert R. Gamper, Jr., Chairman and Chief Executive Officer, and Joseph M. Leone, Vice Chairman and Chief Financial Officer, participated in this evaluation.

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

      During our fiscal 2002 financial reporting process, management, with the Company's independent accountants, identified a deficiency in our tax financial reporting process relating to the calculation of deferred tax assets and liabilities which constitutes a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management currently believes that this matter has not had any material impact on our financial statements. Management has completed the design and development of processes and controls to address this deficiency. The testing of systems and data integrity is underway. The project initiatives also include historic tax basis data gathering, as well as quality control review and process and control documentation. The significant aspects of this project will be completed in 2003.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      On April 10, 2003, a putative class action lawsuit, asserting claims under the Securities Act of 1933, was filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and its Chief Financial Officer. The lawsuit contained allegations that the registration statement and prospectus prepared and filed in connection with the IPO were materially false and misleading, principally with respect to the adequacy of CIT's telecommunications-related loan loss reserves at the time. The lawsuit purported to have been brought on behalf of all those who purchased CIT common stock in or traceable to the IPO, and sought, among other relief, unspecified damages or rescission for those alleged class members who still hold CIT stock and unspecified damages for other alleged class members. On June 25, 2003, by order of the United States District Court, the lawsuit was consolidated with five other substantially similar suits, all of which had been filed after April 10, 2003 and one of which named as defendants some of the underwriters in the IPO and certain former directors of CIT (with respect to whom CIT may have indemnification obligations). Glickenhaus & Co., a privately held investment firm, was named lead plaintiff in the consolidated action.

      On September 16, 2003, an amended and consolidated complaint was filed. That complaint contains substantially the same allegations as the original complaints. In addition to the foregoing, two similar suits have been brought by certain shareholders on behalf of CIT against CIT and some of its present and former directors under Delaware corporate law.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)          Exhibits

            3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

            3.2 Amended and Restated By-laws of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

            4.1 Indenture dated as of August 26, 2002 by and among CIT Group Inc., Bank One Trust Company, N.A., as Trustee and Bank One NA, London Branch, as London Paying Agent and London
                  Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

            4.2 Form of 5-Year Credit Agreement, dated as of October 10, 2003, among CIT Group Inc., a Delaware corporation, the several banks and other financial institutions, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., acting as joint lead arrangers and bookrunners, Citibank, N.A. and Bank of America, N.A., as syndication agents, Barclays Bank Plc, as documentation agent and JPMorgan Chase Bank, as administrative agent.

            4.3   Form of 364-Day  Credit  Agreement,  dated as of  October  10,
                  2003, among CIT Group Inc., a Delaware corporation, the several banks and other financial institutions, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and bookrunners, Citibank, N.A. and Bank of America, N.A., as syndication agents, Barclays Bank Plc, as documentation agent and JPMorgan Chase Bank, as administrative agent.

            10.1  Employment Agreement for Jeffrey M. Peek, dated July 22, 2003.

            12.1 CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

            31.1 Certification of Albert R. Gamper, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Joseph M. Leone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1  Certification  of Albert R. Gamper,  Jr. pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)       Reports on Form 8-K

                  Current Report on Form 8-K filed July 24, 2003, reporting the financial results of CIT as of and for the quarter ended June 30, 2003, and announcing the formation of an Office of the Chairman.

                  Current Report on Form 8-K filed August 1, 2003, declaring a dividend $0.12 per share, payable on August 29, 2003 to shareholders of record on August 15, 2003, and announcing the expansion of the Board of Directors.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CIT GROUP INC.

                                  By:         /s/ Joseph M. Leone
                                      ..........................................
                                                   Joseph M. Leone
                                      Vice Chairman and Chief Financial Officer


                                  By:         /s/ William J. Taylor
                                      ..........................................
                                                  William J. Taylor
                                        Executive Vice President, Controller
                                          and Principal Accounting Officer

November 7, 2003