Form 10-K
period 2003-12-31
CIT GROUP INC
filed 2004-03-09
CIK 1171825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    Form 10-K
                                   ----------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
      Title of each class                                 on which registered
      -------------------                                ---------------------
Common Stock, par value $0.01 per share.............   New York Stock Exchange
5 7/8% Notes due October 15, 2008....................   New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____.

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes |X| No ____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

      The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($24.65 per share, 210,484,519 shares of common stock outstanding), which occurred on June 30, 2003, was $5,188,443,393. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant. At February 17, 2004, 211,849,987 shares of CIT's common stock, par value $0.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     List here under the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

     Portions of the registrant's definitive proxy statement relating to the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof to the extent described herein.

                   See pages 105 to 109 for the exhibit index.

TABLE OF CONTENTS

 Form 10-K
 Item No.                          Name of Item                             Page
 --------                          ------------                             ----

                                     Part I

Item 1.    Business........................................................    1
Item 2.    Properties......................................................    8
Item 3.    Legal Proceedings...............................................    8
Item 4.    Submission of Matters to a Vote of Security Holders.............    8

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters...........................................    9
Item 6.    Selected Financial Data.........................................   10
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................   11
Item 7A.   Quantitative and Qualitative Disclosure about Market Risk.......   11
Item 8.    Financial Statements and Supplementary Data.....................   49
Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.........................................  103
Item 9A.   Controls and Procedures.........................................  103

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant..............  104
Item 11.   Executive Compensation..........................................  104
Item 12.   Security Ownership of Certain Beneficial Owners and Management..  104
Item 13.   Certain Relationships and Related Transactions..................  104
Item 14.   Principal Accountant Fees and Services..........................  104

                                     Part IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on
             Form 8-K. ....................................................  105

Signatures ................................................................  110
Where You Can Find More Information........................................  111

                                     PART I

Item 1. Business

OVERVIEW

      CIT Group Inc., a Delaware corporation ("we," "CIT" or the "Company"), is a leading global commercial and consumer finance company. Founded in 1908, we provide financing and leasing capital for companies in a wide variety of industries, including many of today's leading industries and emerging businesses. We offer vendor, equipment, commercial, factoring, consumer and structured financing products.

      We have broad access to customers and markets through our "franchise" businesses. Each business focuses on specific industries, asset types and markets, with portfolios diversified by client, industry and geography. Managed assets were $49.7 billion, owned financing and leasing assets were $40.1 billion and stockholders' equity was $5.4 billion at December 31, 2003.

      We provide a wide range of financing and leasing products to small, midsize and larger companies across a wide variety of industries, including manufacturing, retailing, transportation, aerospace, construction, technology, communication, and various service-related industries. Our secured lending, leasing and factoring products include direct loans and leases, operating leases, leveraged and single investor leases, secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing, debtor-in-possession and turnaround financing, and acquisition and expansion financing. Consumer lending, conducted in our Specialty Finance segment, consists primarily of home equity lending to consumers originated largely through a network of brokers and correspondents.

      Transactions are generated through direct calling efforts with borrowers, lessees, equipment end-users, vendors, manufacturers and distributors and through referral sources and other intermediaries. In addition, our strategic business units work together in referring transactions to other CIT units to best meet our customers' overall financing needs. We also buy and sell participations in and syndications of finance receivables and/or lines of credit. From time to time, in the normal course of business, we purchase finance receivables on a wholesale basis to supplement our origination volume and sell certain finance receivables and equipment under operating leases to reduce concentrations, for other balance sheet management purposes, or to improve profitability.

      See page 7 for a glossary of key terms used by management in our business.

Business Segments

      We conduct our operations through five strategic business units that market products and services that satisfy the financing needs of specific customers, industries, vendors/manufacturers, and markets. During 2003, our segment reporting was modified and prior periods restated to reflect Equipment Finance and Capital Finance as separate segments. Previously, these two strategic business units were combined in the Equipment Financing and Leasing segment. This updated presentation is consistent with the reporting to management and is intended to facilitate the analysis of our results by our financial statement users. Our five business segments are as follows:

      o     Specialty  Finance  --  vendor  programs,   small-ticket  commercial
            lending and leasing, consumer home equity lending and U.S. Small Business Administration lending;

      o Commercial Finance -- mid- to large-ticket asset-based lending, factoring;

      o Equipment Finance -- diversified, middle market equipment lending and leasing;

      o Capital Finance -- commercial aircraft and rail equipment leasing and lending; and

      o Structured Finance -- advisory services, including transaction structuring, other specialized investment banking services and project and other large ticket asset-based financing.

      The following table summarizes the financing and leasing assets and the managed assets of our business segments at December 31, 2003 ($ in billions):

                                     Financing and
                                     Leasing Assets           Managed Assets
                                  -------------------      -------------------
Specialty Finance ........        $  12.3       30.8%      $  18.7       37.8%
Commercial Finance .......           10.3       25.8%         10.3       20.8%
Equipment Finance ........            7.0       17.6%         10.2       20.6%
Capital Finance ..........            7.2       18.0%          7.2       14.5%
Structured Finance .......            3.1        7.8%          3.1        6.3%
                                  -------      ------      -------      ------
Total ....................        $  39.9      100.0%      $  49.5      100.0%
                                  =======      ======      =======      ======

Note: Amounts exclude Venture Capital/Equity Investments.

Specialty Finance Segment

      The Specialty Finance Segment financing and leasing assets include small-ticket commercial financing and leasing assets, vendor programs, loans guaranteed by the U.S. Small Business Administration and consumer home equity loans. Also included in the owned financing and leasing assets are certain liquidating portfolios, which include manufactured housing, recreational vehicles, recreational marine and wholesale inventory finance. During 2003, Equipment Finance transferred to Specialty Finance approximately $1.1 billion of financing and leasing assets, primarily consisting of small business loans guaranteed by the U.S. Small Business Administration.

      Specialty Finance forms global relationships with industry-leading equipment vendors, including manufacturers, dealers and distributors, to deliver customized asset-based sales and financing solutions in a wide array of vendor programs. These alliances allow our vendor partners to better focus on their core competencies, reduce capital needs and drive incremental sales volume. As a part of these programs, we offer (i) credit financing to the manufacturer's customers for the purchase or lease of the manufacturer's products, and (ii) enhanced sales tools to manufacturers and vendors, such as asset management services, efficient loan processing and real-time credit adjudication. Higher-level partnership programs provide integration with the vendor's business planning process and product offering systems to improve execution and reduce cycle times. Specialty Finance has significant vendor programs in information technology and telecommunications equipment and serves many other industries through its global network.

      These vendor alliances feature traditional vendor finance programs, joint ventures, profit sharing and other transaction structures with large, sales-oriented vendor partners. In the case of joint ventures, Specialty Finance and the vendor combine financing activities through a distinct legal entity that is jointly owned. Generally, Specialty Finance accounts for these arrangements on an equity basis, with profits and losses distributed according to the joint venture agreement, and purchases qualified finance receivables originated by the joint venture. Specialty Finance also utilizes "virtual joint ventures," whereby the assets are originated on Specialty Finance's balance sheet, while profits and losses are shared with the vendor. These strategic alliances are a key source of business for Specialty Finance and are generated through intermediaries and other referral sources, as well as through direct end-user relationships.

      The Specialty Finance small-ticket commercial loan business focuses on leasing office products, computers, point-of-sale equipment and other technology products in the United States and Canada. Products are originated through direct calling on customers and through relationships with manufacturers, dealers, distributors and other intermediaries.

      The home equity unit primarily originates, purchases and services loans secured by first or second liens on detached, single-family, residential properties. Products are both fixed and variable-rate closed-end loans, and variable-rate lines of credit. Customers borrow to consolidate debts, refinance an existing mortgage, fund home improvements, pay education expenses and other reasons. Loans are originated through brokers and correspondents with a high proportion of home equity applications processed electronically over the Internet via BrokerEdge,(SM) a proprietary system. Through experienced lending professionals and automation, Specialty Finance provides rapid turnaround time from application to loan funding, which is critical to broker relationships.

      Specialty Finance occasionally sells individual loans and portfolios of loans to banks, thrifts and other originators of consumer loans to maximize the value of its origination network and to improve overall profitability. Contract servicing for securitization trusts and other third parties is provided through a centralized consumer Asset Service Center. Commercial assets are serviced via several centers in the United States, Canada and internationally. Our Asset Service Center centrally services and collects substantially all of our consumer receivables, including loans originated or purchased by our Specialty Finance segment, as well as loans originated or purchased and subsequently securitized with servicing retained. The servicing portfolio also includes loans owned by third parties that are serviced by our Specialty Finance segment for a fee on a "contract" basis. These third-party portfolios totaled $3.2 billion at December 31, 2003.

Commercial Finance Segment

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

Commercial Services

      Total financing and leasing assets were $6.3 billion at December 31, 2003, or 15.8% of our total financing and leasing assets and 12.7% of managed assets. Commercial Services offers a full range of domestic and international customized credit protection, lending and outsourcing services that include working capital and term loans, factoring, receivable management outsourcing, bulk purchases of accounts receivable, import and export financing and letter of credit programs.

      Financing  is  provided  to  clients  through  the  purchase  of  accounts receivable owed to clients by their customers, as well as by guaranteeing amounts due under letters of credit issued to the clients' suppliers, which are collateralized by accounts receivable and other assets. The purchase of accounts receivable is traditionally known as "factoring" and results in the payment by the client of a factoring fee which is commensurate with the underlying degree of credit risk and recourse, and which is generally a percentage of the factored receivables or sales volume. When Commercial Services "factors" (i.e., purchases) a customer invoice from a client, it records the customer receivable as an asset and also establishes a liability for the funds due to the client ("credit balances of factoring clients"). Commercial Services also may advance funds to its clients prior to collection of receivables, typically in an amount up to 80% of eligible accounts receivable (as defined for that transaction), charging interest on such advances (in addition to any factoring fees) and satisfying such advances by the collection of receivables. The operating systems of the clients and Commercial Services are integrated to facilitate the factoring relationship.

      Clients use Commercial Services' products and services for various purposes, including improving cash flow, mitigating or reducing the risk of charge-offs, increasing sales and improving management information. Further, with the TotalSource(SM) product, clients can outsource bookkeeping, collection and other receivable processing activities. These services are attractive to industries outside the typical factoring markets. Commercial Services generates business regionally from a variety of sources, including direct calling efforts and referrals from existing clients and other referral sources. Accounts receivable, operations and other administrative functions are centralized.

Business Credit

      Financing and leasing assets totaled $4.0 billion at December 31, 2003, or 9.8% of our total financing and leasing assets and 7.9% of managed assets. Business Credit offers loan structures ranging from asset-based revolving and term loans secured by accounts receivable, inventories and fixed assets to loans based on earnings performance and enterprise valuations to mid through larger-sized companies. Clients use such loans primarily for working capital, growth, acquisitions, debtor-in-possession financing and debt restructurings. Business Credit sells and purchases participation interests in such loans to and from other lenders.

      Through its variable rate, senior revolving and term products, Business Credit meets its customer financing needs that are unfulfilled by other sources of senior debt. Business Credit primarily structures financings on a secured basis, although its Corporate Finance unit extends loans based upon the sustainability of a customer's operating cash flow and ongoing enterprise valuations. Revolving and term loans are made on a variable interest-rate basis based upon published indices such as LIBOR or the prime rate of interest.

      Business is originated regionally via solicitation activities focused upon various types of intermediaries and referral sources. As a result of the current economic environment, business volume has returned to more traditional working capital asset-based lending and acquisition financings and away from debt restructuring activities. Business Credit maintains long-term relationships with selected banks, finance companies, and other lenders to both source and diversify senior debt exposures.

Equipment Finance Segment

      The Equipment Finance Segment is a diversified, middle-market secured equipment lender with a strong market presence throughout North America. Equipment Finance provides customized financial solutions for its customers, which include manufacturers, dealers, distributors, intermediaries, and end-users of equipment. Equipment Finance's financing and leasing assets include a diverse mix of customers, industries, equipment types and geographic areas. In 2003, Equipment Finance transferred approximately $1.1 billion in financing and leasing assets to the Specialty Finance segment, primarily consisting of small business loans guaranteed by the U.S. Small Business Administration.

      Primary products in Equipment Finance include loans, leases, wholesale and retail financing packages, operating leases, sale-leaseback arrangements, portfolio acquisitions, revolving lines of credit and in-house syndication capabilities. A core competency for Equipment Finance is assisting customers with the total life-cycle management of their capital assets including acquisition, maintenance, refinancing and the eventual liquidation of their equipment. Equipment Finance originates its products through direct relationships with manufacturers, dealers, distributors and intermediaries and through an extensive network of direct sales representatives and business partners located throughout the United States and Canada. Competitive advantage is built through an experienced staff that is both familiar with local market factors and knowledgeable about the industries they serve. Operating efficiencies are realized through Equipment Finance's two servicing centers located in Tempe, Arizona, and Burlington, Ontario. These offices centrally service and collect all loans and leases originated throughout the United States and Canada.

      Equipment  Finance  is  organized  into  three  primary  operating  units:
Construction and Industrial, Specialized Industries and Canadian Operations. The Construction and Industrial unit has provided financing to the construction and industrial industries in the United States for over fifty years. Products include equipment loans and leases, collateral and cash flow loans, revolving lines of credit and other products that are designed to meet the special requirements of contractors, distributors and dealers. The Specialized Industry unit offers a wide range of financial products and services to customers in specialized industries such as corporate aircraft, healthcare, food and beverage, gaming, sports, defense and security, mining and energy, and regulated industries. Equipment Finance's Canadian unit has leadership positions in the construction, healthcare, printing, plastics and machine tool industries.

Capital Finance Segment

      Capital Finance specializes in providing customized leasing and secured financing primarily to end-users of commercial aircraft and railcars, including operating leases, single investor leases, equity portions of leveraged leases, and sale and leaseback arrangements, as well as loans secured by equipment. Typical customers are major domestic and international airlines, North American railroad companies and middle-market to larger-sized companies. New business is generated through direct calling efforts, supplemented with transactions introduced by intermediaries and other referral sources. Capital Finance utilizes special purpose entities ("SPEs") to record certain structured leasing transactions, primarily aerospace leveraged leases. These SPEs are consolidated in CIT's financial statements.

      Capital Finance has provided financing to commercial airlines for over 30 years, and the commercial aerospace portfolio includes most of the leading U.S. and foreign commercial airlines. As of December 31, 2003, the commercial aerospace financing and leasing portfolio was $4.7 billion, consisting of 84 accounts and 209 aircraft with an average age of approximately 6 years.

      Capital Finance has developed strong direct relationships with most major airlines and major aircraft and aircraft engine manufacturers. This provides Capital Finance with access to technical information, which enhances customer service, and provides opportunities to finance new business. See "Concentrations" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our aerospace portfolio.

      Capital Finance has been financing the rail industry for over 25 years. Its dedicated rail equipment group maintains relationships with several leading railcar manufacturers and calls directly on railroads and rail shippers in North America. The rail portfolio, which totaled $2.4 billion at December 31, 2003, includes leases to all of the U.S. and Canadian Class I railroads (which are railroads with annual revenues of at least $250 million) and numerous shippers. The operating lease fleet includes primarily: covered hopper cars used to ship grain and agricultural products, plastic pellets and cement; gondola cars for coal, steel coil and mill service; open hopper cars for coal and aggregates; center beam flat cars for lumber; and boxcars for paper and auto parts. The railcar operating lease fleet is relatively young, with an average age of approximately seven years and approximately 85% (based on net investment) built in 1994 or later. The rail owned and serviced fleet totals in excess of 55,000 railcars and approximately 500 locomotives.

      Capital Finance personnel have extensive experience in managing equipment over its full life cycle, including purchasing new equipment, maintaining equipment, estimating residual values and re-marketing via re-leasing or selling equipment. The unit's equipment and industry expertise enables it to effectively manage equipment risk. For example, Capital Finance can reacquire commercial aircraft, if necessary, obtain any required maintenance and repairs for such aircraft, and re-certify such aircraft with the appropriate authorities. We manage the equipment, the residual value and the risk of equipment remaining idle for extended periods of time and, where appropriate, locate alternative equipment users or purchasers.

Structured Finance Segment

      Structured Finance provides specialized investment banking services to the international corporate finance and institutional finance markets by providing asset-based financing for large-ticket asset acquisitions, project financing and related advisory services to equipment manufacturers, corporate clients, regional airlines, governments and public sector agencies. Communications (including telecommunication and media), transportation, and the power and utilities sectors are among the industries that Structured Finance serves. Structured Finance has a global presence with operations in the United States, Canada and Europe.

      Structured Finance also serves as an origination conduit to its lending partners by seeking out and creating investment opportunities. Structured Finance has established relationships with insurance companies and institutional investors and can arrange financing opportunities that meet asset class, yield, duration and credit quality requirements. Accordingly, syndication capability and fee generation are key characteristics of Structured Finance's business. Structured Finance utilizes SPEs to record certain structured leasing transactions, including leveraged leases. These SPEs are generally consolidated in CIT's financial statements.

      Structured Finance manages the direct private equity ($101.1 million) and private fund venture capital ($148.8 million) investment portfolios, which totaled $249.9 million at December 31, 2003. In our segment reporting, these results are reflected in Corporate. In 2001, we ceased making new venture capital investments beyond existing commitments. During the fourth quarter of 2003, we decided to accelerate the liquidation of the direct investment portfolio via sale. Accordingly, in January 2004, we signed a purchase and sale agreement to sell the direct private equity portfolio.

Other Segment and Concentration Data

      The percentage of total segment operating margin for the year ended December 31, 2003 by segment is as follows: Specialty Finance -- 48%, Commercial Finance -- 30%, Equipment Finance -- 8%, Capital Finance -- 7%, and Structured Finance -- 7%. For the year ended December 31, 2003, approximately 80% of our revenues were derived from U.S. financing and leasing activities and approximately 20% were derived from international financing and leasing activities. Further segment data, including certain income related balances, is disclosed in "Item 8. Financial Statements and Supplementary Data," Note 21.

      See "Item 8. Financial Statements and Supplementary Data," Note 5 and the "Concentrations" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk," for a discussion on industry concentration.

Competition

      Our markets are highly competitive with factors that vary based upon product and geographic region. Competitors include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, leasing companies, manufacturers and vendors. Substantial financial services operations with global reach have been formed by bank holding, leasing, finance and insurance companies that compete with us. On a local level, community banks and smaller independent finance and mortgage companies are a competitive force. Some competitors have substantial local market positions. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of these competitors are larger than we are and may have access to capital at a lower cost than we do. Competition was enhanced by a strong economy and growing marketplace liquidity prior to 2001. During 2002 and 2001, the economy slowed and marketplace liquidity tightened. However, that trend shifted as the economy showed signs of recovery during 2003. The markets for most of our products are characterized by a large number of competitors, although the number of competitors has fallen in recent years as a consequence of continued consolidation in the industry.

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

Regulation

      Our operations are subject, in certain instances, to supervision and regulation by state, federal and various foreign governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities, including establishing licensing requirements, if any, in various jurisdictions, (ii) establish maximum interest rates, finance charges and other charges, (iii) regulate customers' insurance coverages, (iv) require disclosures to customers, (v) govern secured transactions, (vi) set collection, foreclosure, repossession and claims handling procedures and other trade practices, (vii) prohibit discrimination in the extension of credit and administration of loans and (viii) regulate the use and reporting of information related to a borrower's credit experience and other data collection. In addition, (i) CIT Bank, a Utah industrial loan corporation wholly owned by CIT, is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions,
(ii) CIT Small Business Lending Corporation, a Delaware corporation, is licensed by and subject to regulation and examination by the U.S. Small Business
Administration, (iii) The Equipment Insurance Company, a Vermont corporation, and Highlands Insurance Company Limited, a Barbados company, are each licensed to enter into insurance contracts and are regulated by the Department of Insurance in Vermont and Barbados, respectively, (iv) various banking corporations in France, Italy, Belgium and Sweden, are each subject to regulation and examination by banking regulators in its home country, and (v) various broker-dealer entities in Canada, the United Kingdom, and the United States are each subject to regulation and examination by securities regulators in its home country.

Employees

      CIT employed approximately 5,800 people at December 31, 2003, of which approximately 4,480 were employed in the United States and approximately 1,320 were outside the United States.

Glossary of Key Terms

Term                                   Description
--------------------------------------------------------------------------------
Average Earning Assets (AEA)........   "AEA" is the average during the reporting
                                       period of finance receivables, operating lease equipment, finance receivables held for sale and certain investments, less credit balances of factoring clients.
                                       Earning assets are those that generate income, either interest or other revenue.
                                       The average is used for certain key profitability ratios including return on
                                       AEA and margins as a percentage of AEA.

Average Finance Receivables (AFR)...   "AFR" is the average during the reporting
                                       period   of   finance   receivables   and
                                       includes loans and finance leases. It excludes operating lease equipment. The average is used to measure the rate of charge-offs for the period.

Average Managed Assets (AMA)........   "AMA" is the average  earning assets plus
                                       the   average  of   finance   receivables
                                       previously  securitized and still managed
                                       by us. The average is used to measure the
                                       rate of  charge-offs  on a managed  basis
                                       for the period to monitor  overall credit
                                       performance,   and  to  monitor   expense
                                       control.

Derivative Contracts................   Derivatives  are  entered  into to reduce
                                       interest rate or foreign  currency risks.
                                       Derivative contracts used by CIT include interest rate swaps, cross currency swaps and foreign exchange forward contracts.

Efficiency Ratio....................   The  efficiency  ratio measures the level
                                       of   expenses   in  relation  to  revenue
                                       earned,   and   is   calculated   as  the
                                       percentage   of   salaries   and  general
                                       operating  expenses to operating  margin,
                                       excluding   the   provision   for  credit
                                       losses.

Financing and Leasing Assets........   Financing  and  leasing   assets  include
                                       loans,   capital  and   finance   leases,
                                       leveraged   leases,   operating   leases,
                                       assets   held  for   sale   and   certain
                                       investments.

Leases -- capital and finance.......   Lease  designation  describing  financing
                                       structures  whereby  substantially all of
                                       the   economic   benefits  and  risks  of
                                       ownership are passed to the lessee.

Leases -- leveraged.................   Similar to capital  leases except a third
                                       party, long-term creditor is involved and provides debt financing. CIT is party to these lease types as creditor and lessor.

Leases -- tax-optimized leverage....   Tax-optimized  leveraged leases, where we
                                       are the lessor,  have  increased  risk in
                                       comparison  to  other   leveraged   lease
                                       structures   as  the  creditor  in  these
                                       structures has a priority recourse to the leased equipment.

Leases -- operating.................   Lease  designation  where  CIT  maintains
                                       ownership of the asset, collects rent payments and recognizes depreciation on the asset.

Non-GAAP Financial Measures.........   Non-GAAP  financial measures are balances
                                       that do not  readily  agree  to  balances
                                       disclosed   in    financial    statements
                                       presented in accordance  with  accounting
                                       principles generally accepted in the U.S.
                                       These  measures are  disclosed to provide
                                       additional    information   and   insight
                                       relative to historical operating results and financial position of the business.

Non-performing Assets...............   Non-performing   assets   include   loans
                                       placed on non-accrual status, due to doubt of collectibility of principal and interest, and repossessed assets.

Quality Spreads.....................   Interest  costs we incur on borrowings in
                                       excess of comparable term U.S. Treasury rates measured in percentage terms. These incremental costs typically reflect our debt credit ratings.

Retained Interest...................   The  portion  of the  interest  in assets
                                       sold in a securitization transaction that is retained by CIT.

Term                                   Description
--------------------------------------------------------------------------------
Residual Values.....................   Residual  values  represent the estimated
                                       value  of  equipment  at  the  end of the
                                       lease term. For operating  leases,  it is
                                       the   value   to  which   the   asset  is
                                       depreciated at the end of its useful economic life (i.e. "salvage" or "scrap value").

Risk Adjusted Margin................   Net finance  margin after  provision  for
                                       credit losses.

Special Purpose Entity (SPE)........   Distinct  legal  entities  created  for a
                                       specific purpose. SPEs are typically used
                                       in  securitization  transactions,   joint
                                       venture    relationships    and   certain
                                       structured leasing transactions.

Tangible Equity.....................   Tangible  stockholders'  equity  excludes
                                       goodwill and other intangible assets, and
                                       certain other comprehensive  income items
                                       and    includes     preferred     capital
                                       securities. Tangible equity is utilized in leverage ratios and return ratios.

Item 2. Properties

      CIT operates in the United States, Canada, Europe, Latin America, Australia and the Asia-Pacific region. CIT occupies approximately 2.4 million square feet of office space, substantially all of which is leased. Such office space is suitable and adequate for our needs and we utilize, or plan to utilize, substantially all of our leased office space. During 2003, we purchased our Livingston facility.

Item 3. Legal Proceedings

      On April 10, 2003, a putative class action lawsuit, asserting claims under the Securities Act of 1933, was filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and its Chief Financial Officer. The lawsuit contained allegations that the registration statement and prospectus prepared and filed in connection with CIT's 2002 Initial Public Offering ("IPO") were materially false and misleading, principally with respect to the adequacy of CIT's telecommunications-related loan loss reserves at the time. The lawsuit purported to have been brought on behalf of all those who purchased CIT common stock in or traceable to the IPO, and sought, among other relief, unspecified damages or rescission for those alleged class members who still hold CIT stock and unspecified damages for other alleged class members. On June 25, 2003, by order of the United States District Court, the lawsuit was consolidated with five other substantially similar suits, all of which had been filed after April 10, 2003 and one of which named as defendants some of the underwriters in the IPO and certain former directors of CIT. Glickenhaus & Co., a privately held investment firm, was named lead plaintiff in the consolidated action.

      On September 16, 2003, an amended and consolidated complaint was filed. That complaint contains substantially the same allegations as the original complaints. In addition to the foregoing, two similar suits were brought by certain shareholders on behalf of CIT against CIT and some of its present and former directors under Delaware corporate law.

      CIT believes that the allegations in each of these actions are without merit and that its disclosures were proper, complete and accurate. CIT intends to vigorously defend itself in these actions.

      In addition, there are various legal proceedings pending against CIT, which have arisen in the ordinary course of business. Management believes that the aggregate liabilities, if any, arising from such actions, including the class action suit above, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of CIT.

Item 4. Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders during the three months ended December 31, 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock is listed on the New York Stock Exchange. The following table sets forth the high and low reported sale prices for CIT's common stock for each of the quarterly periods in the two years ended December 31, 2003.

                                      2003                      2002
                              --------------------       -------------------
Common Stock Prices            High          Low          High         Low
-------------------           -------      -------       -------     -------
First Quarter ..............   $21.90      $16.61           N/A          N/A
Second Quarter .............   $24.65      $17.22           N/A          N/A
Third Quarter ..............   $30.10      $23.97        $23.80(1)    $17.98(1)
Fourth Quarter .............   $35.95      $29.50        $22.49       $13.95
--------------------------------------------------------------------------------
(1) Prices for the period from July 2, 2002 (the first day of trading subsequent to our IPO) through September 30, 2002.

      During the year ended December 31, 2003, for each of the four quarters, we paid a dividend of $0.12 per share for a total of $0.48 per share. This $0.12 per share quarterly dividend rate was approved by our Board of Directors following our July 2002 IPO and was paid initially on November 27, 2002 to shareholders of record on November 15, 2002. From June 2001 until the IPO (during Tyco's ownership), there were no cash dividends on our common stock.

      During January 2004, our Board of Directors increased the quarterly dividend to $0.13 per share. Our dividend practice is to pay a dividend while retaining a strong capital base. The declaration and payment of future dividends are subject to the discretion of our Board of Directors. Any determination as to the payment of dividends, including the level of dividends, will depend on, among other things, general economic and business conditions, our strategic and operational plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as the Board of Directors may consider to be relevant.

      As of February 17, 2004, there were 86,541 beneficial owners of CIT common stock.

      All equity compensation plans were approved by our shareholders during 2003, and are summarized in the following table.

                                                                                          Number of securities
                                                                                         remaining available for
                                               Number of securities                       future issuance under
                                                    to be issued      Weighted-average   equity compensation plans
                                                 upon exercise of     exercise price of    (excluding securities
                                               outstanding options   outstanding options  reflected in column (a))
                                               --------------------  ------------------- -------------------------
                                                         (a)                  (b)                  (c)
Equity compensation plans approved
   by security holders ......................        18,766,824            $30.48               14,620,566

      We  had  no  equity   compensation   plans  that  were  not   approved  by
shareholders. For further information on such plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data,
Note 16.

Item 6. Selected Financial Data

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


                                    At or for     At or for                    At or for
                                    the Year      the Three   At or for the    the Nine     At or for the Years Ended
                                      Ended     Months Ended   Year Ended    Months Ended         December 31,
                                  December 31,  December 31,  September 30,  September 30,  --------------------------
                                      2003          2002          2002           2001           2000          1999
($ in millions,                   ------------  ------------  ------------   ------------   ------------   -----------
except per share data)             (successor)   (successor)   (successor)    (combined)    (predecessor) (predecessor)
----------------------
Results of Operations
Net finance margin .............   $ 1,357.2       $ 354.4     $ 1,662.5      $ 1,318.8       $ 1,469.4      $ 917.4
Provision for credit losses ....       387.3         133.4         788.3          332.5           255.2        110.3
Operating margin ...............     1,829.2         478.1       1,806.5        1,558.9         2,126.2      1,157.9
Salaries and general operating
expenses .......................       942.3         242.1         946.4          794.5         1,035.2        516.0
Net income (loss) ..............       566.9         141.3      (6,698.7)(2)      263.3           611.6        389.4
Net income (loss) per
   share(1) --  diluted ........        2.66          0.67        (31.66)          1.24            2.89         1.84
Dividends per share(1) .........        0.48          0.12            --           0.25            0.50         0.31
Balance Sheet Data
Total finance receivables ......   $31,300.2     $27,621.3     $28,459.0      $31,879.4       $33,497.5    $31,007.1
Reserve for credit losses ......       643.7         760.8         777.8          492.9           468.5        446.9
Operating lease equipment, net..     7,615.5       6,704.6       6,567.4        6,402.8         7,190.6      6,125.9
Total assets ...................    46,342.8      41,932.4      42,710.5       51,349.3        48,689.8     45,081.1
Commercial paper ...............     4,173.9       4,974.6       4,654.2        8,869.2         9,063.5      8,974.0
Variable-rate bank credit
   facilities ..................          --       2,118.0       4,037.4             --              --           --
Variable-rate senior notes .....     9,408.4       4,906.9       5,379.0        9,614.6        11,130.5      7,147.2
Fixed-rate senior notes ........    19,830.8      19,681.8      18,385.4       17,113.9        17,571.1     19,052.3
Stockholders' equity ...........     5,394.2       4,870.7       4,757.8        5,947.6         6,007.2      5,554.4
Selected Data and Ratios
Profitability
Net income (loss) as a
   percentage of AEA ...........        1.58%         1.73%       (18.71)%         0.87%           1.50%        1.52%
Net income (loss) as a
   percentage of average tangible
   stockholders' equity ........        11.8%         12.5%       (160.0)%          8.5%           16.0%        14.2%
Net finance margin as a
   percentage of AEA ...........        3.79%         4.34%         4.64%          4.34%           3.61%        3.59%
Efficiency ratio ...............        42.5%         39.6%         36.5%          42.0%           43.8%        41.3%
Salaries and general operating
   expenses (excluding
   goodwill amortization) as
   a percentage of AMA .........        2.06%         2.18%         2.01%          2.09%           2.01%        1.75%


                                    At or for     At or for                    At or for
                                    the Year      the Three   At or for the    the Nine     At or for the Years Ended
                                      Ended     Months Ended   Year Ended    Months Ended         December 31,
                                  December 31,  December 31,  September 30,  September 30,  --------------------------
                                      2003          2002          2002           2001           2000          1999
                                  ------------  ------------  ------------   ------------   ------------   -----------
($ in millions)                    (successor)   (successor)   (successor)    (combined)    (predecessor) (predecessor)
---------------
Credit Quality
60+ days contractual
   delinquency as a percentage
   of finance receivables .......       2.16%         3.63%         3.76%         3.46%           2.98%         2.71%
Non-accrual loans as a
   percentage of finance
   receivables ..................       1.81%         3.43%         3.43%         2.67%           2.10%         1.65%
Net credit losses as a
   percentage of AFR ............       1.77%         2.32%         1.67%         1.20%           0.71%         0.42%
Reserve for credit losses as a
   percentage of finance
   receivables ..................       2.06%         2.75%         2.73%         1.55%           1.40%         1.44%
Other
Total managed assets ............  $49,735.6     $46,357.1     $47,622.3     $50,877.1       $54,900.9     $51,433.3
Tangible stockholders' equity
   to managed assets ............       10.4%         10.4%          9.9%          8.6%            7.8%          7.7%
Employees .......................      5,800         5,835         5,850         6,785           7,355         8,255

--------------------------------------------------------------------------------
(1) Net income (loss) and dividend per share calculations for the periods preceding September 30, 2002 assume that common shares outstanding as a result of the July 2002 IPO (basic and diluted of 211.6 million and 211.7 million) were outstanding during such historical periods.
(2) Includes goodwill impairment charge of $6,511.7 million. See "Goodwill and Other Intangible Assets Impairment and Amortization" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.

Note: See "Background -- 2002 IPO and Ownership Change" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the presentation of selected financial data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Introduction

      CIT is a global commercial and consumer finance company that was founded in 1908. We provide financing and leasing capital for companies in a wide variety of industries, offering vendor, equipment, commercial, factoring, consumer, and structured financing products.

      Our primary sources of revenue are interest and rental income related to collateralized lending and equipment leasing. Finance receivables (loans and capital leases) and operating lease equipment (operating leases) are the two major asset types that generate this revenue. In the case of finance receivables (which are financial assets), the substantive risks and rewards of equipment ownership have been transferred to the customer and we retain predominantly the borrower credit risk. With operating lease equipment, we retain the substantive risks and rewards of equipment ownership. We fund our leasing and lending activity via the global capital markets, using commercial paper, unsecured term debt, and securitizations. We refer to the excess of our interest and rental income over our interest expense as "net finance margin." This revenue is supplemented by other "non-spread" sources of revenue such as syndication fees, gains from dispositions of equipment, factoring commissions, servicing of loans and other fees.

      We measure our overall level of profitability with the following metrics:

            o     Net income as a percentage of average earning assets (AEA);

            o     Net income per common share (EPS); and

            o     Net income as a percentage of average tangible equity (ROTE).

      The keys to enhancing profitability in our business are as follows:

      Net Interest Margin -- Our ability to lend money at rates in excess of our cost of borrowing. We measure this with the following ratios:

            o     Finance  income as a  percentage  of  average  earning  assets
                  (AEA); and

            o     Net finance income as a percentage of AEA.

      Funding and Market Rate Risk Management -- Our ability to access funding sources at competitive rates, which is dependent on the maintenance of high quality assets, strong capital ratios and high credit ratings. This profitability key is also a function of interest rate risk management, where the goal is to substantially insulate our interest margins and profits from movements in market interest rates and foreign currency rates. We gauge our funding and interest rate risk management activities with various measurements, including the following:

            o     Interest expense as a percentage of AEA;

            o Quality spread trends (our interest rate costs over comparable term U.S. Treasury rates);

            o     Net finance margin as a percentage of AEA; and

            o Various liquidity measurements that are discussed in Liquidity Risk Management.

      Credit Risk Management -- Our ability to evaluate the creditworthiness of our customers, both during the credit granting process and periodically after the advancement of funds, and to maintain high quality assets. We assess our credit risk management activities with the following measurements:

            o     Delinquent assets as a percentage of finance receivables;

            o     Non-performing  assets as a percentage of finance receivables;
                  and

            o     Net   charge-offs   as  a   percentage   of  average   finance
                  receivables.

      Expense  Management  --  Our  ability  to  maintain  efficient   operating
      platforms and infrastructure in order to run our business at competitive cost levels. We track our efficiency with the following measurements:

            o Efficiency ratio, which is the ratio of salaries and general operating expenses to operating margin excluding the provision for credit losses; and

            o     Operating  expenses as a percentage of average  managed assets
                  (AMA).

      Equipment and Residual Risk Management -- Our ability to evaluate collateral risk in leasing and lending transactions and to remarket equipment at lease termination. We measure these activities with the following:

            o Operating lease margin as a percentage of average leased equipment;

            o     Gains and losses on equipment sales; and

            o     Equipment utilization/value of equipment off lease.

      Asset Generation and Growth -- Our ability to originate new business and build our earning assets in a focused and prudent manner. We measure our performance in these areas with the following:

            o     Origination volumes;

            o Levels of financing and leasing assets and managed assets (including finance receivables securitized that we continue to manage); and

            o     Levels of non-spread and other revenue.

      Capital Management -- Our ability to maintain a strong capital base and adequate credit loss reserve levels. We measure our performance in these areas with the following:

            o     Debt to tangible equity ratio;

            o     Tangible equity to managed assets ratio; and

            o     Reserve  for  credit   losses  as  a  percentage   of  finance
                  receivables, of delinquent assets, and of non-performing assets.

Profitability and Key Business Trends

      In 2003, we improved profitability with each successive quarter. Improved asset quality, lower funding costs and higher asset levels led to this improvement.

      The weak economy increased defaults and put downward pressure on collateral values in 2002, particularly in our Equipment Finance segment. In response, we intensified our credit and collection efforts, selectively tightened credit underwriting standards and strengthened credit loss reserves. The combination of these actions, and some economic improvement in the latter part of 2003, resulted in significant improvement in our credit metrics over recent quarters.

      We restored our funding base and fully repaid our bank lines in 2003. We achieved consistent access to both the commercial paper and term debt markets and we benefited from the significant reduction of our term debt quality spreads (interest rate cost over U.S. treasury rates) to pre-2002 levels. Our funding base was disrupted in 2002 following our former parent's announcement of its break-up plan and intent to sell CIT.

      During 2003, we focused on core markets served through our strategic businesses. Organic growth has been modest, consistent with the economic environment. As a result, we have supplemented growth with strategic portfolio purchases that integrate well with our existing business platforms and meet our financial return requirements. During the year ended December 31, 2003, we completed the acquisition of a railcar leasing portfolio, and the purchase of two significant factoring portfolios. Focused, prudent growth continues to be a primary goal for 2004.

      We have been liquidating several non-strategic product lines. These include owner-operator trucking, franchise, manufactured housing, recreational vehicle and inventory finance loans, which totaled $1,173 million at December 31, 2003, compared to $1,674 million at December 31, 2002 and $1,802 million at September 30, 2002. Included in these balances are venture capital investments. During the fourth quarter of 2003, we decided to accelerate the liquidation of the direct investment venture capital portfolio via sale, which resulted in a pre-tax fair value write-down of $63.0 million. We announced on January 15, 2004 that we signed a purchase and sale agreement for the disposition of the direct investment portfolio at a price that approximates the December 31, 2003 book value.

      Our profitability measurements for the respective periods are presented in the table below:

                                               Year      Three Months        Year         Nine Months
                                               Ended         Ended           Ended           Ended
                                           December 31,  December 31,    September 30,   September 30,
                                               2003          2002            2002            2001
                                           ------------  ------------    -------------   -------------
Net income per diluted share(1) .........     $2.66         $0.67          $(31.66)          $1.24
Net income as a percentage of AEA .......      1.58%         1.73%          (18.71%)          0.87%
Return on average tangible equity .......      11.8%         12.5%          (160.0%)           8.5%

--------------------------------------------------------------------------------
(1) Earnings per diluted share calculations for the periods preceding September 30, 2002 assume that diluted common shares outstanding as a result of the July 2002 IPO ($211.7 million) were outstanding during such historical periods.

      The following table summarizes the impact of various items for the respective reporting periods that affect the comparability of our financial results under GAAP. We are presenting these items as a supplement to the GAAP results to facilitate the comparability of results between periods. During 2003, we recognized a gain on the redemption of certain debt instruments and took a charge to write-down certain direct private equity investments to estimated fair value following our decision to accelerate the liquidation of this portfolio via a sale. In 2002 and 2001, we took specific reserving actions and recorded other charges. These transactions are significant, and the exclusion thereof aids in the analysis of results over the periods presented. The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" in October 2001 eliminated goodwill amortization and introduced goodwill impairment charges. The impairment charge in the period ended September 30, 2002 was a non-cash charge and did not impact our tangible capital. The TCH results relate to a Tyco acquisition company that had temporary status with respect to Tyco's acquisition of CIT. For these reasons, we believe that this table, in addition to the GAAP results, aids in the analysis of the significant trends in our business over the periods presented ($ in millions):

                                                        Year      Three Months        Year         Nine Months
                                                        Ended         Ended           Ended           Ended
                                                    December 31,  December 31,    September 30,   September 30,
                                                        2003          2002            2002            2001
                                                    ------------  ------------    -------------   -------------
Net income/(loss) GAAP basis ......................   $566.9         $141.3         $(6,698.7)       $263.3
Charges/(gains) included in net income/loss
  Venture capital losses/(gains) ..................     53.9            3.9              25.0          (3.7)
  Gain on debt redemption .........................    (30.8)            --                --            --
  Goodwill impairment .............................       --             --           6,511.7            --
  Goodwill amortization ...........................       --             --                --          92.5
  Specific reserving actions and other charges ....       --             --             220.1         158.0
  TCH losses ......................................       --             --             723.5          70.5
                                                      ------         ------         ---------        ------
Net Income -- before charges/gains ................   $590.0         $145.2         $   781.6        $580.6
                                                      ======         ======         =========        ======

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosure about Market Risk" contain certain non-GAAP financial measures. See "Non-GAAP Financial Measurements" for additional information. The sections that follow analyze our results by financial statement caption and are referenced back to the profitability keys that are discussed in "Introduction."

Net Finance Margin

      An analysis of net finance margin is set forth below ($ in millions):

                                                        Year      Three Months        Year         Nine Months
                                                        Ended         Ended           Ended           Ended
                                                    December 31,  December 31,     September 30,  September 30,
                                                        2003          2002            2002            2001
                                                    ------------  ------------     -------------  -------------
Finance income ..................................    $ 3,729.5      $   971.7       $ 4,342.8       $ 3,975.3
Interest expense ................................      1,319.3          340.0         1,439.3         1,619.8
                                                     ---------      ---------       ---------       ---------
  Net finance income ............................      2,410.2          631.7         2,903.5         2,355.5
Depreciation on operating lease equipment .......      1,053.0          277.3         1,241.0         1,036.7
                                                     ---------      ---------       ---------       ---------
  Net finance margin ............................    $ 1,357.2      $   354.4       $ 1,662.5       $ 1,318.8
                                                     =========      =========       =========       =========
Average Earnings Asset ("AEA") ..................    $35,813.4      $32,693.2       $35,796.4       $40,442.0
                                                     =========      =========       =========       =========
As a % of AEA:
Finance income ..................................        10.41%         11.89%          12.13%          13.10%
Interest expense ................................         3.68%          4.16%           4.02%           5.34%
                                                     ---------      ---------       ---------       ---------
  Net finance income ............................         6.73%          7.73%           8.11%           7.76%
Depreciation on operating lease equipment .......         2.94%          3.39%           3.47%           3.42%
                                                     ---------      ---------       ---------       ---------
  Net finance margin ............................         3.79%          4.34%           4.64%           4.34%
                                                     =========      =========       =========       =========

      We utilize these ratios and trends to assess our funding and market risk management activities. Finance income for 2003 reflected the continued decline in market interest rates. However, interest expense did not decline directly with the corresponding drop in market interest rates due to the use of bank lines (drawn in 2002) for part of 2003, term debt issued in 2002 at wider credit spreads and excess cash maintained for liquidity purposes. Therefore, net finance margin as percentage of AEA decreased in 2003 from the prior periods.

      Finance income (interest on loans and lease rentals) as a percentage of AEA declined in each period since 2001. This primarily reflected the drop in U.S. treasury rates of approximately 275 basis points from the first quarter of 2002 through the second quarter of 2003. Reduced operating lease rentals, as discussed further below, also contributed to the decline.

      Interest expense as a percentage of AEA also declined since 2001, as the favorable impact of lower market interest rates was partially offset by wider borrowing spreads and the resultant higher cost of funding done following the funding base disruption. At December 31, 2003, $4.2 billion in outstanding commercial paper was fully supported by undrawn bank facilities. At December 31, 2002, September 30, 2002 and September 30, 2001, commercial paper outstanding was $5.0 billion, $4.7 billion and $8.9 billion, respectively, while drawn commercial bank lines were $2.1 billion, $4.0 billion and $0, respectively.

      Net finance margin as a percentage of AEA improved modestly in 2002 over 2001, as the benefit of a number of positive factors were mitigated by the impact of wider credit spreads and the other factors mentioned above that followed the 2002 funding base disruption and continued into 2003. The liquidation or disposal of non-strategic and under-performing businesses, lower leverage and the effect of fair value adjustments in the new basis of accounting (recorded as adjustments to goodwill) to reflect market interest rates on debt and assets were among the positive factors. AEA declined during 2002 due to increased securitization activity, the runoff of non-strategic, liquidating portfolios and the slower economy, while the renewed focus on asset growth during the current year led to the increase in AEA led to the 2003 increase.

      The following table summarizes the trend in our quality spreads in relation to 5-year U.S. treasuries. Amounts are in basis points and represent the average spread or cost of funds over comparable term U.S. Treasury securities:

                                         Year       Three Months      Year         Nine Months        Year
                                         Ended          Ended         Ended           Ended           Ended
                                     December 31,   December 31,  September 30,   September 30,   December 31,
                                         2003           2002          2002            2001            2000
                                     ------------   ------------  -------------   -------------   ------------
Average spread over
  U.S. Treasuries .................      138            302            313             147              154

      Since our 2002 IPO, we have readily accessed the term markets, issuing $17.0 billion in term debt, comprised of $9.5 billion in floating-rate debt and $7.5 billion in fixed-rate debt. As the table shows, our borrowing spreads have recently returned to near historical levels. The funding base disruption in the first half of 2002 resulted in a period of increased funding cost with our borrowing spreads being higher than traditionally experienced.

      On February 13, 2004, we issued $750 million of 10-year senior fixed-rate notes at 103 basis points over U.S. Treasuries.

Operating Leases

      The table below summarizes operating lease margin, both in amount and as a percentage of average operating lease equipment ($ in millions):


                                                        Year      Three Months        Year         Nine Months
                                                        Ended         Ended           Ended           Ended
                                                    December 31,  December 31,    September 30,   September 30,
                                                        2003          2002            2002            2001
                                                    ------------  ------------    -------------   -------------
Rental income ...................................     $1,480.3       $  389.7        $1,733.4        $1,473.1
Depreciation expense ............................      1,053.0          277.3         1,241.0         1,036.7
                                                      --------       --------        --------        --------
  Operating lease margin ........................     $  427.3       $  112.4        $  492.4        $  436.4
                                                      ========       ========        ========        ========
Average operating lease equipment ...............     $7,241.1       $6,605.0        $6,554.8        $7,114.6
                                                      ========       ========        ========        ========
As a % of Average Operating
Lease Equipment:
Rental income ...................................         20.4%          23.6%           26.4%           27.6%
Depreciation expense ............................         14.5%          16.8%           18.9%           19.4%
                                                      --------       --------        --------        --------
Operating lease margin ..........................          5.9%           6.8%            7.5%            8.2%
                                                      ========       ========        ========        ========

      These trends and ratios are measurements of our equipment risk management activities. The decline in operating lease margin and its components for the above periods reflects lower rentals on the aerospace portfolio due to the commercial airline industry downturn and the simultaneous change in equipment mix to a greater proportion of aircraft and rail assets with an average depreciable life of 25 and 40 years, respectively, from smaller-ticket assets with lives generally of 3 years in the Specialty Finance and Equipment Finance portfolios.

      The following table summarizes the total operating lease portfolio by segment ($ in millions).

                                          December 31,  December 31,    September 30,  September 30,
                                              2003           2002            2002           2001
                                          ------------  ------------    ------------    ------------
Capital Finance -- Aerospace ...........    $4,011.7       $3,129.8        $2,949.6        $1,968.6
Capital Finance -- Rail and Other ......     2,092.1        1,590.1         1,439.3         1,303.8
Specialty Finance ......................       959.5        1,257.3         1,353.2         1,796.1
Equipment Finance ......................       419.6          668.3           765.8         1,281.7
Structured Finance .....................       132.6           59.1            59.5            52.6
                                            --------       --------        --------        --------
Total ..................................    $7,615.5       $6,704.6        $6,567.4        $6,402.8
                                            ========       ========        ========        ========

      o The increases in the Capital Finance aerospace portfolio reflects deliveries of new commercial aircraft.

      o The increase in Capital Finance rail assets in 2003 was due to an acquisition.

      o The declines in the Specialty Finance and Equipment Finance operating lease portfolios are a result of the continued trend toward financing equipment through finance leases and loans in these segments.

      o The 2003 Structured Finance increase was primarily in the regional aerospace portfolio.

      Management strives to maximize the profitability of the lease equipment portfolio by balancing equipment utilization levels with market rental rates and lease terms. Equipment not subject to lease agreements totaled $265.9 million, $385.9 million, and $267.3 million at December 31, 2003 and 2002, and September 30, 2002, respectively. The higher December 31, 2002 off lease equipment balance primarily reflects the higher level of commercial aircraft and rail assets off lease in Capital Finance at that time. The current weakness in the commercial airline industry and the slower economy could adversely impact prospective rental and utilization rates.

Net Finance Margin after Provision for Credit Losses (Risk Adjusted Margin)

      The following table summarizes risk adjusted margin, both in amount and as a percentage of AEA ($ in millions):


                                              Year      Three Months        Year         Nine Months
                                              Ended         Ended           Ended           Ended
                                          December 31,  December 31,    September 30,   September 30,
                                              2003          2002            2002            2001
                                          ------------  ------------    -------------   -------------
Net Finance Margin ....................    $ 1,357.2        $ 354.4       $ 1,662.5       $ 1,318.8
Provision for credit losses ...........        387.3          133.4           788.3           332.5
                                           ---------        -------       ---------       ---------
  Risk adjusted margin ................    $   969.9        $ 221.0       $   874.2       $   986.3
                                           =========        =======       =========       =========
As a percentage of AEA:
Net Finance Margin ....................         3.79%          4.34%           4.64%           4.34%
Provision for credit losses ...........         1.08%          1.64%           2.20%           1.09%
                                           ---------        -------       ---------       ---------
Risk Adjusted Margin ..................         2.71%          2.70%           2.44%           3.25%
                                           =========        =======       =========       =========

      Excluding the additional credit provisions in 2002 to establish reserves for the telecommunications and Argentine exposures, and certain 2001 specific telecommunication provisions, risk adjusted margin as a percentage of AEA was 3.38% for the twelve months ended September 30, 2002, and 3.54% for the combined nine months ended September 30, 2001. On this basis, the trend down to 2.71% for the full year 2003 primarily reflects the previously discussed net finance margin trends.

      In conjunction with the June 2001 acquisition-related fresh start accounting, we used discounted cash flow projection analysis to estimate the fair value of our various liquidating portfolios by modeling the portfolio revenues, credit costs, servicing costs and other related expenses over the remaining lives of the portfolios. These discounts are being accreted into income as the portfolios liquidate. The positive impact on risk-adjusted margin due to purchase accounting fair value adjustments related to the liquidating portfolios were 2 basis points for the year ended December 31, 2003, 13 basis points for the three months ended December 31, 2002, 13 basis points for the year ended September 30, 2002, and 5 basis points for the combined nine months ended September 30, 2001. In addition, risk-adjusted interest margin was impacted positively due to fair value adjustments to mark receivables and debt to market in conjunction with the Tyco acquisition by approximately 14 basis points for the year ended December 31, 2003, 38 basis points for the three months ended December 31, 2002, 45 basis points for the twelve months ended September 30, 2002 and 16 basis points for the combined nine months ended September 30, 2001.

Other Revenue

      The components of other revenue are set forth in the following table ($ in millions).

                                                        Year      Three Months        Year         Nine Months
                                                        Ended         Ended           Ended           Ended
                                                    December 31,  December 31,    September 30,   September 30,
                                                        2003          2002            2002            2001
                                                    ------------  ------------    -------------   -------------
Fees and other income ..........................      $586.2         $169.2            $644.5        $387.2
Factoring commissions ..........................       189.8           55.1             165.5         111.9
Gains on securitizations .......................       100.9           30.5             149.0          97.7
Gains on sales of leasing equipment ............        70.7            8.7              13.6          47.9
Other charges ..................................          --             --                --         (78.1)(1)
                                                      ------         ------            ------        ------
  Total ........................................      $947.6         $263.5            $972.6        $566.6
                                                      ======         ======            ======        ======
Total Other Revenue as % of AEA ................        2.65%          3.22%             2.72%         1.87%
                                                      ======         ======            ======        ======

(1)   Includes  $19.6  million  of  write-downs   relating  to  venture  capital
      investments.

      The   following   table   presents   information    regarding   gains   on
securitizations ($ in millions):

                                                        Year      Three Months        Year         Nine Months
                                                        Ended         Ended           Ended           Ended
                                                    December 31,  December 31,    September 30,   September 30,
                                                        2003          2002            2002            2001
                                                    ------------  ------------    -------------   -------------
Total volume securitized(1) ......................    $5,320.2       $1,189.3        $7,668.5        $3,293.3
Gains ............................................    $  100.9       $   30.5        $  149.0        $   97.7
Gains as a percentage of volume securitized ......        1.90%          2.57%           1.94%           2.97%
Gains as a percentage of pre-tax income ..........        10.8%          12.9%           16.9%           15.7%

--------------------------------------------------------------------------------
(1)   Excludes short-term trade receivables securitized for liquidity purposes.

      We continue to emphasize growth and diversification of other revenues to improve our overall profitability.

      o Fees and other income include servicing fees, miscellaneous fees, syndication fees and gains from asset sales. For the year ended December 31, 2003, fees and other income, while still strong in our Commercial Finance segment, were derived from more traditional, smaller working capital asset-based lending facilities and less from the larger-ticket debtor in possession lending that drove the 2002 activity.

      o Higher factoring commissions than in the prior periods reflect both higher volume and higher commission rates, as well as some impact from one of the two large acquisitions completed during the second half of the year.

      o Securitization volume, including consumer home equity loans, increased in 2002 to meet funding and liquidity needs. We have since returned to more normal securitization levels and have de-emphasized securitizing home equity loans in light of lower cost, on-balance-sheet funding. We continue to target maximum securitization gains at 15% of pretax income.

      o Gains on sales of equipment improved sharply from prior periods as we saw firming of prices during the year, particularly in the mid-ticket equipment and rail portfolios.

      o Other charges in 2001, consisting of write-downs for other than temporary impairment of certain equity investments in the telecommunications industry and e-commerce markets, were recorded as reductions to other revenue.

Losses on Venture Capital Investments

      During the fourth quarter of 2003, we decided to accelerate the liquidation of the venture capital direct investment portfolio and marketed the portfolio to prospective buyers. The resulting indications of value contributed to a pre-tax fair value write-down of $63.0 million. We announced on January 15, 2004, that we signed a purchase and sales agreement for the disposition of the direct investment portfolio at an amount approximating the carrying value at December 31, 2003. Losses on venture capital investments also include realized losses on both direct investments and venture capital fund investments for all periods presented.

Gain on Redemption of Debt

      We had $1.25 billion of term debt securities outstanding that were callable at par in December 2003 and January 2004. These notes were listed on the New York Stock Exchange under the ticker symbols CIC and CIP and are commonly known as PINEs ("Public Income Notes"). The securities carried coupon rates of 8.125% and 8.25%, but were marked down to a yield of approximately 7.5% in CIT's financial statements through purchase accounting adjustments. In light of the high coupon rates, we called the securities for redemption pursuant to the terms outlined in the prospectuses. The December call of $735 million resulted in a pretax gain of $50.4 million ($30.8 million after tax), as these securities had been adjusted to reflect market interest rates in conjunction with the June 2001 new basis of accounting. The call of the remaining $512 million on January 15, 2004 resulted in an additional pretax gain of $41.8 million ($25.5 million after tax), which will be reflected in the first quarter 2004 results.

Provision for Credit Losses

      Our provision for credit losses and reserve for credit losses is presented in the following table ($ in millions).

                                                        Year      Three Months        Year         Nine Months
                                                        Ended         Ended           Ended           Ended
                                                    December 31,  December 31,    September 30,   September 30,
                                                        2003          2002            2002            2001
                                                    ------------  ------------    -------------   -------------
Balance beginning of period .......................   $760.8         $777.8          $492.9          $468.5
                                                      ------         ------          ------          ------
Provision for credit losses .......................    408.8          133.4           453.3           243.0
Provision for credit losses -- specific
   reserving actions(1) ...........................    (21.5)            --           335.0            89.5
Reserves relating to dispositions,
   acquisitions, other ............................     17.5            4.1           (11.1)          (16.3)
                                                      ------         ------          ------          ------
   Additions to reserve for credit losses, net ....    404.8          137.5           777.2           316.2
                                                      ------         ------          ------          ------
Net credit losses:
Specialty Finance -- commercial ...................    110.5           23.2            80.3            57.0
Specialty Finance -- Argentina ....................    101.0             --              --              --
Commercial Finance ................................     74.1           33.5            88.2            38.9
Equipment Finance .................................    125.7           69.8           258.8            82.6
Capital Finance ...................................     13.1            1.3             0.1             0.2
Structured Finance ................................     42.0           15.5            18.5            64.8
Specialty Finance -- consumer .....................     55.5           11.2            46.4            48.3
                                                      ------         ------          ------          ------
   Total net credit losses ........................    521.9          154.5           492.3           291.8
                                                      ------         ------          ------          ------
Balance end of period .............................   $643.7         $760.8          $777.8          $492.9
                                                      ======         ======          ======          ======
Reserve for credit losses as a percentage
   of finance receivables .........................     2.06%          2.75%           2.73%           1.55%
                                                      ======         ======          ======          ======
Reserve for credit losses as a percentage
of past due receivables (60 days or more)(2) ......     95.2%          76.0%           72.7%           44.7%
                                                      ======         ======          ======          ======
Reserve for credit losses as a percentage
   of non-performing assets(3) ....................     95.2%          70.1%           68.2%           50.8%
                                                      ======         ======          ======          ======

--------------------------------------------------------------------------------
(1) The specific reserving actions for the twelve months ended September 30, 2002 consist of provisions relating to telecommunications ($200.0 million) and Argentine exposures ($135.0 million), while the action for the nine months ended September 30, 2001 consists of a provision for under-performing loans and leases, primarily in the telecommunications portfolio. The ($21.5) provision in 2003 reflects the transfer of specific Argentine reserves to other portfolio reserves.

(2) The reserve for credit losses as a percentage of past due receivables (60 days or more), excluding telecommunication and Argentine reserves and corresponding delinquencies, was 80.6% at December 31, 2003, 49.0% at December 31, 2002 and 45.3% at September 30, 2002.

(3) The reserve for credit losses as a percentage of non-performing assets, excluding telecommunication and Argentine reserves and corresponding non-performing assets, was 84.7% at December 31, 2003, 48.9% at December 31, 2002 and 47.2% at September 30, 2002.

      The decreased provision for the year ended December 31, 2003 in relation to 2002 reflects lower charge-offs (excluding Argentina) and improving credit metrics. The increased provision for the year ended September 30, 2002 reflects higher charge-off levels and reserving actions relating to exposures in the telecommunications portfolio ($200 million primarily to Competitive Local Exchange Carriers ("CLECs"), and our Argentine exposure ($135 million, detailed further below). The 2001 provision includes a provision for credit losses of $89.5 million relating to the impairment of certain under-performing equipment leasing and loan portfolios, primarily in the Structured Finance telecommunications portfolio.

Net Charge-offs

      The following table sets forth our net charge-off experience in amount and as a percentage of average finance receivables by business segment ($ in millions):

                                     Year Ended      Three Months Ended      Year Ended       Nine Months Ended
                                  December 31, 2003   December 31, 2002  September 30, 2002  September 30, 2001
                                  -----------------   -----------------  ------------------  ------------------
Specialty Finance-commercial ....  $110.5   1.59%     $ 23.2     1.55%     $ 80.3    1.26%     $ 57.0    1.11%
Specialty Finance-Argentina .....   101.0  75.07%         --       --          --      --          --      --
                                   ------             ------               ------              ------
  Total Specialty Finance-
    commercial .................   211.5   2.98%       23.2     1.55%       80.3    1.26%       57.0    1.11%
Commercial Finance ..............    74.1   0.80%       33.5     1.92%       88.2    1.13%       38.9    0.66%
Equipment Finance ...............   125.7   2.03%       69.8     3.78%      258.8    2.97%       82.6    1.07%
Capital Finance .................    13.1   1.06%        1.3     0.37%        0.1    0.01%        0.2    0.02%
Structured Finance ..............    42.0   1.44%       15.5     2.24%       18.5    0.75%       64.8    4.40%
                                   ------             ------               ------              ------
  Total Commercial Segments .....   466.4   1.75%      143.3     2.33%      445.9    1.65%      243.5    1.13%
Specialty Finance-consumer ......    55.5   2.01%       11.2     2.24%       46.4    1.78%       48.3    1.72%
                                   ------             ------               ------              ------
Total ...........................  $521.9   1.77%     $154.5     2.32%     $492.3    1.67%     $291.8    1.20%
                                   ======             ======               ======              ======

      The 2003 charge-offs include a $101.0 million Argentine write-off, reflecting the substantial progress of collection and work out efforts in the Argentine portfolio. Excluding Argentina, charge-offs were 1.44% for 2003, reflecting improvements in Equipment Finance and Commercial Finance.

      o The increased Capital Finance charge-offs were primarily the result of an $11.3 million charge-off recorded to write down the value of a waste-to-energy project following bankruptcy proceedings and the renegotiation of the related contracts.

      o     The  Structured  Finance  charge-offs   continue  to  be  driven  by
            telecommunication charge-offs.

      The higher loss rates in the Commercial Finance segment in 2002 reflect charge-offs associated with several loan work-outs due to the weaker economic trends. The higher net charge-off percentages for the year ended September 30, 2002 in relation to 2001 also reflect higher charge-off rates associated with receivables in liquidation status, which included owner-operator trucking, franchise, inventory finance, manufactured housing and recreational vehicle receivables, as well as charge-offs in the telecommunications portfolio.

      Net charge-offs, both in amount and as a percentage of average finance receivables, are shown in total and for the Argentine, liquidating and telecommunication portfolios in the following tables ($ in millions):

                                                     Year Ended December 31, 2003
                                        --------------------------------------------------------
                                                          Before Argentina,       Argentina,
                                                           Liquidating and      Liquidating and
                                             Total        Telecommunications  Telecommunications
                                        -------------     ------------------  ------------------
Specialty Finance-commercial ........   $211.5   2.98%      $108.8   1.56%     $102.7    73.33%
Commercial Finance ..................     74.1   0.80%        69.4   0.75%        4.7    36.43%
Equipment Finance ...................    125.7   2.03%        94.8   1.62%       30.9     8.34%
Capital Finance .....................     13.1   1.06%        13.1   1.06%         --       --
Structured Finance ..................     42.0   1.44%         2.9   0.14%       39.1     5.01%
                                        ------              ------             ------
   Total Commercial Segments ........    466.4   1.75%       289.0   1.14%      177.4    13.60%
Specialty Finance-consumer ..........     55.5   2.01%        30.2   1.54%       25.3     3.15%
                                        ------              ------             ------
Total ...............................   $521.9   1.77%      $319.2   1.17%     $202.7     9.62%
                                        ======              ======             ======


                                                  Three Months Ended December 31, 2002
                                        --------------------------------------------------------
                                                          Before Argentina,       Argentina,
                                                           Liquidating and      Liquidating and
                                             Total        Telecommunications  Telecommunications
                                        -------------     ------------------  ------------------
Specialty Finance-commercial ........   $ 23.2   1.55%      $ 21.2   1.42%     $  2.0    36.36%
Commercial Finance ..................     33.5   1.92%        33.5   1.92%         --       --
Equipment Finance ...................     69.8   3.78%        56.5   3.32%       13.3     9.25%
Capital Finance .....................      1.3   0.37%         1.3   0.37%         --       --
Structured Finance ..................     15.5   2.24%          --     --        15.5     8.75%
                                        ------              ------             ------
   Total Commercial Segments ........    143.3   2.33%       112.5   1.93%       30.8     9.44%
Specialty Finance-consumer ..........     11.2   2.24%         6.1   2.11%        5.1     2.42%
                                        ------              ------             ------
   Total ............................   $154.5   2.32%      $118.6   1.94%     $ 35.9     6.68%
                                        ======              ======             ======



                                                         Year Ended September 30, 2002
                                        --------------------------------------------------------
                                                          Before Argentina,       Argentina,
                                                           Liquidating and      Liquidating and
                                             Total        Telecommunications  Telecommunications
                                        -------------     ------------------  ------------------
Specialty Finance-commercial ........   $ 80.3   1.26%      $ 70.7   1.14%     $  9.6     5.62%
Commercial Finance ..................     88.2   1.13%        88.2   1.13%         --       --
Equipment Finance ...................    258.8   2.97%       168.5   2.22%       90.3     8.02%
Capital Finance .....................      0.1   0.01%         0.1   0.01%         --       --
Structured Finance ..................     18.5   0.75%         0.1   0.01%       18.4     2.78%
                                        ------              ------             ------
   Total Commercial Segments ........    445.9   1.65%       327.6   1.31%      118.3     6.04%
Specialty Finance-consumer ..........     46.4   1.78%        24.4   1.33%       22.0     2.86%
                                        ------              ------             ------
   Total ............................   $492.3   1.67%      $352.0   1.32%     $140.3     5.15%
                                        ======              ======             ======

Reserve for Credit Losses

      The following table presents the components of the reserve for credit losses, both in amount and as a percentage of corresponding finance receivables ($ in millions):

                            December 31, 2003     December 31, 2002    September 30, 2002    September 30, 2001
                           -------------------   -------------------   -------------------   -------------------
                            Amount       %        Amount       %        Amount       %        Amount       %
                           --------- ---------   --------- ---------   --------- ---------   --------- ---------
Finance receivables ......   $524.6    1.71%       $472.2    1.77%       $473.7    1.72%       $492.9    1.55%
Telecommunications .......    106.6   19.16%(1)     153.6   22.40%(1)     169.1   24.77%(1)        --      --%
Argentina ................     12.5   55.07%(2)     135.0   73.11%(2)     135.0   71.85%(2)        --      --%
                             ------                ------                ------                ------
Total ....................   $643.7    2.06%       $760.8    2.75%       $777.8    2.73%       $492.9    1.55%
                             ======                ======                ======                ======

--------------------------------------------------------------------------------
(1) Percentage of finance receivables in telecommunications portfolio.

(2) Percentage of finance receivables in Argentina.

      The decline in the reserve for credit losses at December 31, 2003, in both amount and percentage, from the 2002 periods was due to Argentine and telecommunication portfolio charge-offs.

      The changes in percentages of reserves to finance receivables during the periods shown in the above table reflects the weakening economic conditions and deteriorating internal credit metrics in 2002 followed by improvements in 2003. The increase to $524.6 million in the finance receivables reserve in total dollars during 2003 reflects portfolio growth during the current year.

Reserve for Credit Losses -- Finance Receivables

      The reserve for credit losses is determined  based on three key components
(1) specific reserves for collateral dependent loans which are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit trends and (3) reserves for general economic environment and other factors.

      The reserve includes specific reserves relating to impaired loans of $66.4 million at December 31, 2003, $52.9 million at December 31, 2002, $109.0 million at September 30, 2002 and $122.3 million at September 30, 2001. The changes in the inherent estimated loss and estimation risk components of the reserve reflect trends in our key credit metrics as mentioned above.

      The consolidated reserve for credit losses is intended to provide for losses inherent in the portfolio, which requires the application of estimates and significant judgment as to the ultimate outcome of collection efforts and realization of collateral, among other things. Therefore, changes in economic conditions or credit metrics, including past due and non-performing accounts, or other events affecting specific obligors or industries may necessitate additions or reductions to the consolidated reserve for credit losses. Management continues to believe that the credit risk characteristics of the portfolio are well diversified by geography, industry, borrower and equipment type. Refer to "Concentrations" for more information. Based on currently available information, management believes that our total reserve for credit losses is adequate.

Reserve for Credit Losses -- Telecommunications

      In light of the continued deterioration in the telecommunications sector, particularly with respect to our CLEC portfolio, we added $200.0 million to the reserve for credit losses during the quarter ended June 30, 2002. In the subsequent quarters through December 31, 2003, we have recorded net write offs of $93.4 million against this specific reserve.

      Our telecommunications portfolio is included in "Communications" in the industry composition table included in Note 5 to the Consolidated Financial Statements. This portfolio includes lending and leasing transactions to the telecommunications sector. Lending and leasing telecommunication equipment to non-telecom companies is conducted in our Specialty Finance business and is included in the lessee's industry in the industry composition table. Certain statistical data is presented in the following table ($ in millions).

                                                                  December 31,    December 31,   September 30,
                                                                      2003             2002           2002
                                                                  ------------    ------------   -------------
CLEC accounts .................................................      $197.8           $262.3         $275.2
Other telecommunication accounts ..............................       381.2            447.8          432.0
                                                                     ------           ------         ------
Total telecommunications portfolio ............................      $579.0           $710.1         $707.2
                                                                     ======           ======         ======
Portfolio as a % of total financing and leasing assets ........         1.8%             2.0%          1.9%
Number of accounts ............................................          44               52             52
Average account balance .......................................      $ 13.2           $ 13.7         $ 13.6
Top 10 accounts ...............................................      $253.4           $264.5         $265.3
Largest account exposure ......................................      $ 31.0           $ 32.9         $ 34.1
Non-performing accounts .......................................      $ 57.2           $120.2         $137.0
Number of non-performing accounts .............................           6               10             11
Non-performing accounts as a percentage of portfolio ..........         9.9%            16.9%          19.4%

Reserve for Credit Losses -- Argentina

      We established a $135.0 million specific reserve for Argentine exposure in the first half of 2002 to reflect the geopolitical risks associated with collecting our peso-based assets and repatriating them into U.S. dollars that resulted from the Argentine government instituting certain economic reforms. When established, the reserve was about two-thirds of our combined currency and credit exposure. During the fourth quarter of 2003, based on the substantial progress with collection and work out efforts, we recorded a $101.0 million charge-off against this specific reserve and transferred $21.5 million to the Reserve for Credit Losses -- Finance Receivables. At December 31, 2003, we have $22.7 million in Argentina loans that remains to be collected and repatriated. The remaining reserve ($12.5 million) reflects our estimate of future loss related to these balances.

Salaries and General Operating Expenses

      The efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA") are summarized in the following table ($ in millions).

                                                        Year      Three Months        Year         Nine Months
                                                        Ended         Ended           Ended           Ended
                                                    December 31,  December 31,    September 30,   September 30,
                                                        2003          2002            2002            2001
                                                    ------------  ------------    -------------   -------------
Efficiency ratio ................................          42.5%         39.6%           35.6%            40.2%
Salaries and general operating expenses
   as a percentage of AMA .......................          2.06%         2.18%           1.96%            2.07%
Salaries and general operating expenses .........       $ 942.3       $ 242.1         $ 923.4          $ 784.8
Average Managed Assets ..........................     $45,809.3     $44,361.8       $47,126.9        $50,600.3

Note: Ratios exclude expenses relating to TCH, a Tyco acquisition company that had temporary status with respect to Tyco's acquisition of CIT.

      Salaries and general operating expenses for the year ended December 31, 2003 increased from the prior periods primarily due to incentive-based compensation  and other  employee  benefit  expenses,  as well as from  expenses associated with our return to public ownership, which include investor relations, advertising, corporate governance, increased insurance premiums, and costs associated with rebuilding our income tax function. These increased expenses were mitigated by lower collection and repossession expenses.

      The decreased expenses for the year ended September 30, 2002 compared to the annualized run rate for the combined nine months ended September 30, 2001 were due to corporate staff reductions and business restructurings effected in 2001, which were partially offset by higher collection, repossession and loan workout expenses in the latter part of 2001 through 2002. Personnel decreased to approximately 5,800 at December 31, 2003, from 5,835 at December 31, 2002, 5,850 at September 30, 2002, and 6,785 at September 30, 2001.

      The deterioration in the efficiency ratio for the year ended December 31, 2003 and three months ended December 31, 2002 is principally the result of lower revenues in the respective periods as well as somewhat higher expenses. Similarly, the deterioration in the ratio of salaries and general operating expenses to AMA from the September 30, 2002 fiscal year reflects reduced levels of average managed assets.

      Expenses are monitored closely by business unit and corporate management and are reviewed monthly. An approval and review procedure is in place for major capital expenditures, such as computer equipment and software, including post-implementation evaluations. We continue to target an improved efficiency ratio in the mid 30% area and an AMA ratio of under 2.00%, as we have existing capacity to grow assets without commensurate expense increases. This efficiency improvement will be partially offset by higher expenditures related to corporate governance and compliance.

Past Due and Non-performing Assets

      The following table sets forth certain information concerning our past due (sixty days or more) and non-performing assets and the related percentages of finance receivables ($ in millions):

                            December 31, 2003     December 31, 2002    September 30, 2002    September 30, 2001
                            -----------------     -----------------    ------------------    ------------------
Past Dues:
  Specialty Finance-
    commercial ............  $226.4    3.17%     $  182.9    3.07%     $  215.4    3.54%     $  259.5    3.97%
  Commercial Finance ......   105.9    1.03%        172.3    2.14%        209.4    2.35%        151.4    1.75%
  Equipment Finance .......   137.9    2.18%        359.3    4.88%        350.7    4.66%        416.2    4.30%
  Capital Finance .........     9.5    0.87%         85.5    6.40%        101.5    6.86%         50.3    2.85%
  Structured Finance ......    47.0    1.59%         67.6    2.31%         65.8    2.45%         38.3    1.75%
                             ------              --------              --------              --------
  Total Commercial
  Segments ................   526.7    1.90%        867.6    3.39%        942.8    3.53%        915.7    3.18%
  Specialty Finance-
    consumer ..............   149.6    4.26%        133.7    6.66%        127.2    7.20%        188.2    6.12%
                             ------              --------              --------              --------
Total .....................  $676.3    2.16%     $1,001.3    3.63%     $1,070.0    3.76%     $1,103.9    3.46%
                             ======              ========              ========              ========
Non-performing assets:
  Specialty Finance-
    commercial ............  $119.8    1.68%     $   98.2    1.65%     $  103.1    1.69%     $  124.2    1.90%
  Commercial Finance ......    75.6    0.74%        136.2    1.69%        176.1    1.98%        106.0    1.22%
  Equipment Finance .......   218.3    3.46%        403.5    5.48%        470.0    6.25%        362.2    3.75%
  Capital Finance .........     3.6    0.33%        154.9   11.60%         78.5    5.31%         96.9    5.50%
  Structured Finance ......   103.0    3.48%        151.6    5.19%        172.2    6.40%        110.4    5.05%
                             ------              --------              --------              --------
  Total Commercial
    Segments ..............   520.3    1.87%        944.4    3.69%        999.9    3.75%        799.7    2.78%
  Specialty Finance-
    consumer ..............   156.2    4.45%        141.4    7.04%        139.9    7.92%        170.0    5.53%
                             ------              --------              --------              --------
Total .....................  $676.5    2.16%     $1,085.8    3.93%     $1,139.8    4.01%     $  969.7    3.04%
                             ======              ========              ========              ========
Non accrual loans .........  $566.5              $  946.4              $  976.6              $  851.6
Repossessed assets ........   110.0                 139.4                 163.2                 118.1
                             ------              --------              --------              --------
  Total non-performing
    assets ................  $676.5              $1,085.8              $1,139.8              $  969.7
                             ======              ========              ========              ========

2003 Trends

      The December 31, 2003 delinquency rate of 2.16% marked the fifth consecutive quarter of improvement and constitutes the lowest level since December 1999. Past due loans were down across virtually all segments with the greatest improvement in Equipment Finance. The fluctuations in the Equipment Finance and Specialty Finance -- commercial also reflects the transfer in March 2003 of small business loans and leases from Equipment Finance to Specialty Finance -- commercial. Past due accounts related to these transferred portfolios approximated $66 million, $79 million and $65 million at December 31, 2003, December 31, 2002 and September 30, 2002, respectively. Prior periods have not been restated to reflect this transfer.

      o Absent the transfer, Specialty Finance -- commercial delinquency improved, reflecting the continued decline in past dues in International portfolios, including European operations where servicing was centralized during 2003.

      o     The  Commercial  Finance  decline  from both 2002 periods was due to
            improvements  in  both  the  Commercial  Services   (factoring)  and
            Business Credit (asset-based lending) units.

      o Capital Finance delinquency improved $76.0 million during 2003, due to the return to earning status of a waste-to-energy project and lower delinquency in the aerospace portfolio. See "Provision for Credit Losses" for additional discussion of the waste-to-energy charge.

      o Though up in amount from 2002, Specialty Finance -- consumer delinquency as a percentage of finance receivables improved, reflecting a return to on-balance growth in this portfolio during 2003. This is in contrast to 2002 when higher quality consumer assets were securitized to meet funding requirements. As shown in the table below, consumer delinquency on a managed basis has been relatively stable in percentage over the periods presented.

      Non-performing assets also declined for the fifth consecutive quarter, and constitute the lowest levels since 1999, reflecting the same trends discussed above, namely considerable improvement in the Equipment Finance and Capital Finance segments. In addition to the above mentioned waste-to-energy project, the Capital Finance reduction from December 31, 2002 also reflects the conversion of United Airlines receivables ($95.7 million) to short-term operating leases following the carrier's December 2002 Chapter 11 bankruptcy filing. Non-performing telecommunications accounts (in Structured Finance) totaled $57.2 million, $120.2 million and $137.0 million at December 31, 2003, December 31, 2002 and September 30, 2002, respectively.

2002 Trends

      Past due loans at December 31, 2002 declined $68.7 million from September 30, 2002, to 3.63% of finance receivables versus 3.76%. This reflected improvements in most businesses, particularly Commercial Finance and Specialty Finance -- commercial. The decline in Commercial Finance reflected the conclusion of several large loan work outs, while the Specialty Finance -- commercial improvement included lower delinquency in the European operations and vendor programs. Non-performing assets decreased $54.0 million from September 30, 2002 due to reductions in Commercial Finance and Structured Finance. The Equipment Finance non-performing assets declined sharply during the quarter, but were more than offset by additional aerospace assets placed on non-accrual in Capital Finance relating to the bankruptcy filing of UAL Corp., the parent company of United Airlines.

      Past due loans decreased $33.9 million from September 30, 2001 to September 30, 2002. However, due to increased securitization activity and declining asset levels, the percentage of past due receivables increased over the same time period. After peaking in March 31, 2002, there was steady improvement in Specialty Finance -- commercial past dues. Specialty Finance-consumer past due portfolio metrics were down in dollar terms, but up in percentage of finance receivables, due to the continued runoff of liquidating portfolios and the home equity securitization activity, which lowered owned asset levels during the year. Non-performing assets also trended downwards from December 2002, reflecting improvement across the majority of our small-ticket businesses and runoff of our liquidating portfolio assets. However, non-performing assets increased from September 30, 2001 to September 30, 2002, both in dollars and as a percentage of finance receivables, due to: (1) increased telecommunications (CLEC exposure) non-accrual accounts in Structured Finance, (2) the previously discussed municipal waste-to-energy project in Capital Finance, (3) increased non-accrual accounts in the Small Business Administration lending unit of Equipment Finance (transferred to Specialty Finance in 2003) and (4) increased repossessed assets in Equipment Finance. Past due and non-performing assets of Commercial Finance were up from September 2001 to September 2002, mainly due to two large customer balances.

      Managed past due loans in dollar amount and as a percentage managed financial assets are shown in the table below ($ in millions).

                            December 31, 2003     December 31, 2002    September 30, 2002    September 30, 2001
                            -----------------     -----------------    ------------------    ------------------
Past Dues:
  Specialty Finance-
    commercial ..........  $  321.2    2.77%     $  265.1    2.62%     $  303.3    2.94%     $  386.4    3.57%
  Commercial Finance ....     105.9    1.03%        172.3    2.14%        209.4    2.35%        151.4    1.75%
  Equipment Finance .....     243.6    2.49%        545.7    4.78%        609.1    5.07%        760.2    5.34%
  Capital Finance .......       9.5    0.87%         85.5    6.40%        101.5    6.86%         50.3    2.84%
  Structured Finance ....      47.0    1.59%         67.6    2.31%         65.8    2.45%         38.3    1.75%
                           --------              --------              --------              --------
  Total Commercial ......     727.2    2.04%      1,136.2    3.36%      1,289.1    3.64%      1,386.6    3.63%
  Specialty Finance-
    consumer ............     294.8    4.78%        259.4    4.71%        249.5    4.71%        253.2    4.32%
                           --------              --------              --------              --------
Total ...................  $1,022.0    2.44%     $1,395.6    3.55%     $1,538.6    3.78%     $1,639.8    3.72%
                           ========              ========              ========              ========

      Managed past due loans decreased both in dollar amount and as a percentage of managed financial assets, reflecting the same factors that are discussed in the owned delinquency analysis.

Income Taxes

      The following table sets for the certain information concerning our income taxes ($ in millions):

                                                        Year      Three Months        Year        Combined Nine
                                                        Ended         Ended           Ended        Months Ended
                                                    December 31,  December 31,    September 30,   September 30,
                                                        2003          2002            2002            2001
                                                    ------------  ------------    -------------   -------------
Provision for income taxes ......................     $365.0          $92.0            $374.0        $242.2
Effective tax rates .............................       39.0%          39.0%             (5.9%)        47.1%
Effective tax rates excluding goodwill
  impairment, goodwill amortization
  and TCH results ...............................       39.0%          39.0%             38.1%         39.6%

      At December 31, 2003, CIT had U.S. federal net operating losses of approximately $1,973.7 million, which expire in various years beginning in 2011. In addition, CIT has various state net operating losses that will expire in various years beginning in 2004. Federal and state net operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to fully utilize these losses. Accordingly, CIT does not believe a valuation allowance is required with respect to these net operating losses.

      In connection with the June 2001 acquisition by Tyco, our income tax compliance, reporting and planning function was transferred to Tyco. Following our 2002 IPO, we classified our tax reporting as a "reportable condition", as defined by standards established by the American Institute of Certified Public Accountants. We have made substantial progress in rebuilding our tax reporting and compliance functions, including hiring and training personnel, rebuilding tax reporting systems, preparing amendments to prior period U.S. Federal income tax returns, and implementing processes and controls with respect to income tax reporting and compliance. We have built processes to prepare a tax basis balance sheet to complete the analysis of deferred tax assets and liabilities as of December 31, 2003. Further work continues in the areas of quality control, proof and reconciliation and we anticipate completing this initiative during the second or third quarter of 2004. Future income tax return filings and the completion of the aforementioned analysis of deferred tax assets and liabilities could result in reclassifications to deferred tax assets and liabilities. See
Note 15 -- Income Taxes for further information.

Results by Business Segment

      The tables that follow summarize selected financial information by business segment, based upon a fixed leverage ratio across business units, the allocation of most corporate expenses and exclude TCH results of operations ($ in millions).

                                                                                                      Nine
                                                     Year Ended   Three Months     Year Ended     Months Ended
                                                    December 31,  December 31,    September 30,   September 30,
                                                        2003          2002            2002            2001
                                                    ------------  ------------    -------------   -------------
Net Income
Specialty Finance ...............................     $260.9         $ 73.7         $   349.8       $ 196.7
Commercial Finance ..............................      221.3           63.4             198.9         134.8
Equipment Finance ...............................       38.5           13.5             121.1         130.6
Capital Finance .................................       36.0           22.7              80.9          84.5
Structured Finance ..............................       60.3           13.9              65.2          45.8
                                                      ------         ------         ---------       -------
  Total Segments ................................      617.0          187.2             815.9         592.4
Corporate, including certain charges ............      (50.1)         (45.9)         (6,791.1)       (258.6)
                                                      ------         ------         ---------       -------
  Total .........................................     $566.9         $141.3         $(5,975.2)      $ 333.8
                                                      ======         ======         =========       =======
Return on AEA
Specialty Finance ...............................       2.13%          2.86%             2.98%         1.83%
Commercial Finance ..............................       3.42%          5.18%             3.41%         3.14%
Equipment Finance ...............................       0.56%          0.65%             1.24%         1.46%
Capital Finance .................................       0.53%          1.50%             1.45%         2.02%
Structured Finance ..............................       2.00%          1.96%             2.47%         2.37%
  Total Segments ................................       1.74%          2.32%             2.29%         1.97%
Corporate .......................................      (0.16)%        (0.59)%          (18.98)%       (0.87)%
  Total .........................................       1.58%          1.73%           (16.69)%        1.10%

      The improvement in the bottom-line return on AEA over 2002 was due to the goodwill impairment charge in 2002 and reduced corporate charges in the current period. Corporate for the year ended December 31, 2003 includes the results of the venture capital business ($77.6 million loss after tax), as well as unallocated funding and other costs ($3.3 million after tax), which were offset in part by the gain on the early redemption of debt ($30.8 million after tax).

      Segment returns for 2003 versus the 2002 periods were reduced by the allocation of all borrowing costs in the current year. Noteworthy 2003 trends by segment are as follows:

      o Return on AEA for Specialty Finance, while below 2002, was in line with Corporate return on equity hurdles. The Specialty Finance performance for 2003 included improved earnings in International operations and strong earnings from vendor programs, offset by slightly higher charge-offs and reduced securitization gains from 2002.

      o Commercial Finance earnings remained very strong, benefiting from continued high returns in both the factoring and asset-based lending businesses.

      o Equipment Finance returns reflected soft margins, offset in part by reduced charge-offs in relation to 2002.

      o     Capital Finance earnings were dampened by the lower aerospace rental
            rates  and  the   waste-to-energy   project   charge-off   described
            previously in "Provision for Credit Losses."

      o     Structured  Finance returns for 2003 remained in line with Corporate
            return  on  equity  hurdles  and  reflected   strong   advisory  and
            syndication fees, offset by higher charge-offs.

      With respect to 2002 trends:

      o Net income improved sharply in Specialty Finance over 2001 based on stronger margins and higher securitization gains.

      o Commercial Finance also showed improvement from 2001 due to stronger factoring revenues on increased business volume.

      o Equipment Finance reported reduced net income and return on assets due to lower portfolio assets and higher charge-offs.

      o Capital Finance experienced a decline in net income and return on assets due to lower aerospace rental income.

      Corporate funding costs increased significantly in 2002 from 2001, reflecting management's decision to not allocate to the business units the incremental costs of borrowing and liquidity relating to the disruption to our funding base and credit downgrades. Such 2002 additional costs included higher debt quality spreads, use of bank line versus commercial paper borrowings, incremental cost of liquidity facilities, and excess cash held to enhance liquidity. Although management chose to not allocate these incremental costs because they were viewed as relating to temporary conditions, costs were allocated beginning January 1, 2003. For all periods shown, Corporate includes the results of the venture capital business.

      Corporate included the following items in the year ended September 30, 2002: (1) goodwill impairment of $6,511.7 million, (2) provision for telecommunications of $200.0 million ($124.0 million after tax), (3) Argentine provision of $135.0 million ($83.7 million after tax), (4) funding costs of $85.9 million ($53.2 million after tax), and (5) venture capital operating losses of $72.8 million ($44.4 million after tax). Excluding these items, unallocated corporate operating items totaled $7.2 million pre-tax (income) or $3.9 million after tax. For the other periods shown in the table above, the corporate segment included funding costs and unallocated corporate operating expenses.

      Financing and Leasing Assets

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions).

                                                                                               % Change
                                                                                       -------------------------
                                            December 31,  December 31,  September 30,  Dec. `03 vs. Dec. `02 vs.
                                                2003          2002          2002         Dec `02      Sep. `02
                                            ------------  ------------  -------------  -----------    --------
Specialty Finance:
Commercial:
   Finance receivables ...................    $ 7,698.1     $ 6,722.4     $ 6,620.2        14.5%         1.5%
   Operating lease equipment, net ........        959.5       1,257.3       1,353.2       (23.7)        (7.1)
                                              ---------     ---------     ---------
     Total commercial ....................      8,657.6       7,979.7       7,973.4         8.5          0.1
                                              ---------     ---------     ---------
Consumer:
   Home equity ...........................      2,814.3         962.7       1,314.2       192.3        (26.7)
   Other .................................        846.5       1,374.4         831.8       (38.4)        65.2
                                              ---------     ---------     ---------
     Total consumer ......................      3,660.8       2,337.1       2,146.0        56.6          8.9
                                              ---------     ---------     ---------
     Total Specialty Finance Segment .....     12,318.4      10,316.8      10,119.4        19.4          2.0
                                              ---------     ---------     ---------
Commercial Finance:
Commercial Services ......................      6,325.8       4,392.5       5,040.4        44.0        (12.9)
Business Credit ..........................      3,936.1       3,649.1       3,869.8         7.9         (5.7)
                                              ---------     ---------     ---------
     Total Commercial Finance
       Segment ...........................     10,261.9       8,041.6       8,910.2        27.6         (9.7)
                                              ---------     ---------     ---------
Equipment Finance:
   Finance receivables ...................      6,538.1       7,476.9       7,633.0       (12.6)        (2.0)
   Operating lease equipment, net ........        419.6         668.3         765.8       (37.2)       (12.7)
                                              ---------     ---------     ---------
     Total ...............................      6,957.7       8,145.2       8,398.8       (14.6)        (3.0)
                                              ---------     ---------     ---------
Capital Finance:
   Finance receivables ...................      1,097.4       1,335.8       1,479.5       (17.8)        (9.7)
   Operating lease equipment, net ........      6,103.8       4,719.9       4,388.9        29.3          7.5
                                              ---------     ---------     ---------
     Total ...............................      7,201.2       6,055.7       5,868.4        18.9          3.2
                                              ---------     ---------     ---------
Structured Finance:
   Finance receivables ...................      2,962.2       2,920.9       2,689.6         1.4          8.6
   Operating lease equipment, net ........        132.6          59.1          59.5       124.4         (0.7)
                                              ---------     ---------     ---------
     Total Structured Finance Segment ....      3,094.8       2,980.0       2,749.1         3.9          8.4
     Equity investments ..................        249.9         335.4         341.7       (25.5)        (1.8)
                                              ---------     ---------     ---------
     TOTAL FINANCING AND
       LEASING PORTFOLIO
       ASSETS ............................     40,083.9      35,874.7      36,387.6        11.7         (1.4)
                                              ---------     ---------     ---------
Finance receivables securitized:
   Specialty Finance-commercial ..........      3,915.4       3,377.4       3,703.1        15.9         (8.8)
   Specialty Finance-consumer ............      2,510.1       3,168.8       3,147.5       (20.8)         0.7
   Equipment Finance .....................      3,226.2       3,936.2       4,384.1       (18.0)       (10.2)
                                              ---------     ---------     ---------
       Total .............................      9,651.7      10,482.4      11,234.7        (7.9)        (6.7)
                                              ---------     ---------     ---------
       TOTAL MANAGED ASSETS ..............    $49,735.6     $46,357.1     $47,622.3         7.3%        (2.7)%
                                              =========     =========     =========

      During the quarter ended March 31, 2003, to better align competencies, we transferred $1,078.6 million of certain small business loans and leases including the small business lending unit, from Equipment Finance to Specialty Finance -- commercial. Prior periods have not been restated to conform to this current presentation.

      The primary factors that fueled the increase in financing and leasing portfolio assets during 2003 include: two factoring acquisitions in Commercial Services, growth in Business Credit, the combination of a strong refinancing market and our decision to limit securitization activity in the Specialty Finance home equity portfolio, a rail acquisition and deliveries of aerospace assets in Capital Finance.

      The 2002 trend of declining asset levels reflects the increased use of securitization as a funding tool in 2002 and the liquidation of non-strategic assets. The targeted non-strategic business lines and products were sold or placed in liquidation status, and we ceased originating new business in these areas. In addition, during 2001 we ceased making new venture capital investments beyond existing commitments. During the fourth quarter of 2003, we decided to accelerate the liquidation of the venture capital direct investment portfolio. See "Losses on Venture Capital Investments" for more information. The balance of each of these non-strategic/liquidating portfolios are presented in the following table ($ in millions):

                                     December 31,   December 31,   September 30,
Portfolio                               2003(1)        2002(1)         2002(1)
---------                            ------------   ------------   -------------
Manufactured housing ...............    $  584          $  624         $  628
Recreational vehicle ...............        58              34             38
Recreational marine ................        86             123            133
Wholesale inventory finance ........         2              18             22
Franchise finance ..................       102             322            390
Owner-operator trucking ............        91             218            249
                                        ------          ------         ------
   Total ...........................    $  923          $1,339         $1,460
                                        ======          ======         ======
--------------------------------------------------------------------------------
(1) On-balance sheet financing and leasing assets.

      The following table presents new business volume (excluding factoring) by segment ($ in millions).

                                       Year       Three Months        Year
                                       Ended          Ended           Ended
                                   December 31,   December 31,    September 30,
                                       2003           2002            2002
                                   ------------   ------------    -------------
Specialty Finance(1) ............   $12,429.6       $2,698.2        $10,106.2
Commercial Finance ..............     1,931.7          501.4          1,583.1
Equipment Finance(1) ............     3,824.1        1,184.4          4,480.7
Capital Finance .................     1,242.7          356.2          1,476.2
Structured Finance ..............       804.0          371.9          1,418.9
                                    ---------       --------        ---------
  Total new business volume .....   $20,232.1       $5,112.1        $19,065.1
                                    =========       ========        =========
--------------------------------------------------------------------------------
(1) During the March 2003 quarter, certain portfolios were transferred from Equipment Finance to Specialty Finance. New business volumes associated with the transferred portfolios were $208.6 million for the three months ended December 31, 2002 and $1,743.0 million for the year ended September 30, 2002. Prior period data has not been restated to conform to present period presentation.

      New origination volume for the year ended December 31, 2003 (excluding factoring volume) included stronger volume from our Specialty Finance vendor relationships and home equity units, the more traditional financing transactions in Equipment Finance and working capital financings in Business Credit.

Concentrations

Ten Largest Accounts

      Our ten largest financing and leasing asset accounts in the aggregate represented 5.2% of our total financing and leasing assets at December 31, 2003 (the largest account being less than 1.0%), 5.0% at December 31, 2002, 4.8% at September 30, 2002 and 3.7% at September 30, 2001.

Leveraged Leases

      As of December 31, 2003, net investments in leveraged leases totaled $1.1 billion, or 3.6% of finance receivables, with the major components being (i) $450.4 million in commercial aerospace transactions, including $217.9 million of tax-optimization leveraged leases, which generally have increased risk for lessors in relation to conventional lease structures due to additional leverage in the transactions; (ii) $325.0 million of project finance transactions, primarily in the power and utility sector; and (iii) $225.4 million in rail transactions.

Joint Venture Relationships

      Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya Inc. are among our largest alliances. The joint venture agreements with Dell and Snap-on run until October 2005 and January 2007, respectively. The Avaya agreement, which relates to profit sharing on a CIT direct origination program, extends through September 2006.

      At December 31, 2003, our financing and leasing assets included $1,425.1 million, $1,093.4 million and $828.6 million related to the Dell, Snap-on and Avaya programs, respectively. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities. Securitized assets included $2,471.6 million, $68.2 million and $781.0 million from the Dell, Snap-on and Avaya origination sources, respectively. Any significant reduction in origination volumes from any of these alliances could have a material impact on our asset levels. For additional information regarding certain of our joint venture activities, see Note 20 -- Certain Relationships and Related Transactions.

Geographic Composition

      The following table summarizes significant state concentrations greater than 5.0% and foreign concentrations in excess of 1.0% of our owned financing and leasing portfolio assets at December 31, 2003 and 2002, and September 30, 2002 and 2001. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

                        December 31,  December 31,  September 30,  September 30,
                            2003          2002          2002           2001
                        ------------  ------------  -------------  -------------
State
California ............     10.2%          9.8%          10.0%         10.4%
Texas .................      7.7%          7.0%           7.1%          7.7%
New York ..............      7.4%          7.9%           7.8%          8.8%
   Total United States      79.3%         79.3%          79.9%         83.1%
Country
Canada ................      5.1%          5.0%           4.7%          4.8%
England ...............      2.8%          3.2%           3.1%          2.1%
Australia .............      1.3%          1.3%           1.3%           (1)
France ................      1.1%          1.0%            (1)           (1)
Germany ...............      1.0%          1.1%           1.2%           (1)
Mexico ................      1.0%           (1)            (1)           (1)
China .................       (1)          1.2%           1.1%           (1)
Brazil ................       (1)          1.1%            (1)           (1)
   Total Outside U.S. .     20.7%         20.7%          20.1%         16.9%

--------------------------------------------------------------------------------
(1) The applicable balances are less than 1.0%.

Industry Composition

      The following discussions provide information with respect to selected industry compositions.
Aerospace

      At December 31, 2003, our commercial aerospace portfolio in Capital Finance consists of financing and leasing assets of $4,716.1 million covering 209 aircraft, with an average age of approximately 6 years (based on a dollar value weighted average). The portfolio was comprised of 84 accounts, with the majority placed with major airlines around the world. The commercial aerospace portfolio at December 31, 2002 was $4,072.8 million of financing and leasing assets, which covered 194 aircraft and 78 accounts, with a weighted average age of approximately 7 years. The commercial aircraft all comply with stage III noise regulations. The increase during 2003 was due to new aircraft deliveries from both Airbus and Boeing.

      The following table summarizes the composition of the commercial aerospace portfolio ($ in millions):


                                          December 31, 2003         December 31, 2002       September 30, 2002
                                      -------------------------  ----------------------   ----------------------
                                          Net         Number of      Net      Number of       Net      Number of
                                      Investment       Planes    Investment    Planes     Investment    Planes
                                      ----------       ------    ----------    ------     ----------    ------
By Region:
   Europe ..........................   $1,991.0          65       $1,506.5        51       $1,586.9         55
   North America(1) ................    1,029.7          72        1,042.2        75        1,025.9         76
   Asia Pacific ....................    1,013.6          40          853.6        35          813.4         31
   Latin America ...................      612.7          28          595.9        29          483.3         27
   Africa/Middle East ..............       69.1           4           74.6         4           77.2          4
                                       --------         ---       --------       ---       --------        ---
Total ..............................   $4,716.1         209       $4,072.8       194       $3,986.7        193
                                       ========         ===       ========       ===       ========        ===
By Manufacturer:
   Boeing ..........................   $2,581.7         140       $2,388.1       135       $2,439.6        137
   Airbus ..........................    2,114.6          57        1,647.9        42        1,507.7         38
   Other ...........................       19.8          12           36.8        17           39.4         18
                                       --------         ---       --------       ---       --------        ---
Total ..............................   $4,716.1         209       $4,072.8       194       $3,986.7        193
                                       ========         ===       ========       ===       ========        ===
By Body Type(2):
   Narrow ..........................   $3,415.7         159       $2,799.4       142       $2,723.3        141
   Intermediate ....................      877.0          18          859.2        17          849.0         16
   Wide ............................      403.6          20          377.4        18          375.0         18
   Other ...........................       19.8          12           36.8        17           39.4         18
                                       --------         ---       --------       ---       --------        ---
Total ..............................   $4,716.1         209       $4,072.8       194       $3,986.7        193
                                       ========         ===       ========       ===       ========        ===

--------------------------------------------------------------------------------
(1) Comprised of net investments in the U.S. and Canada of $822.7 million (66 aircraft) and $207.0 million (6 aircraft) at December 31, 2003, respectively, and $832.7 million (69 aircraft) and $209.5 million (6 aircraft) at December 31, 2002, respectively and $847.5 million (70 aircraft) and $178.4 million (6 aircraft) at September 30, 2002, respectively.

(2) Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglass DC10 series aircraft.

      As of December 31, 2003, operating leases represented approximately 85% of the portfolio, with the remainder consisting of capital leases (including leveraged leases) and loans. Tax-optimization leveraged leases were approximately $217.9 million while total leveraged leases, including the tax optimization structures, were $450.4 million or 9.6% of the aerospace portfolio at December 31, 2003. Of the 209 aircraft, 5 are off-lease, 3 of which have been remarketed with leases pending as of December 31, 2003. In general, the use of leverage increases the risk of a loss in the event of a default, with the greatest risk incurred in tax-optimization leveraged leases.

      The top five commercial aerospace exposures totaled $1,020.1 million at December 31, 2003, the largest of which was $268.6 million. All top five are to carriers outside of the U.S. and the top three are to European carriers. The largest exposure to a U.S. carrier at December 31, 2003 was $138.5 million. Future revenues and aircraft values could be impacted by the actions of the carriers, management's actions with respect to re-marketing the aircraft, airline industry performance and aircraft utilization.

      The regional aircraft portfolio at December 31, 2003 consists of 119 planes and a net investment of $291.6 million, and is concentrated primarily in Structured Finance. The carriers are primarily located in North America and Europe. Operating leases account for about 44% of the portfolio, with the rest capital leases or loans. There are 12 aircraft that are off-lease at December 31, 2003 with a total book value of approximately $46.5 million. At December 31, 2002, the portfolio consisted of 117 planes and a net investment of $344.0 million.

      The following is a list of our exposure to bankrupt aerospace carriers and the current status of the related aircraft at December 31, 2003.

      o UAL Corp. -- Under existing operating lease agreements, United Airlines leases 4 CIT-owned narrow body aircraft (2 Boeing 757 aircraft and 2 Boeing 737 aircraft) with a net investment of $87.0 million.

      o Avianca Airlines -- Lessee of one MD 80 aircraft and one Boeing 757, with a combined net investment of $31.7 million at December 31, 2003.

      o Air Canada -- Our net investment in aircraft is approximately $50 million, relating to one Boeing 767 aircraft which was converted from an investment in a non-accrual leveraged lease (not a tax-optimized structure) to a performing operating lease during 2003, and a $25.6 million loan collateralized by 12 Bombardier Dash 8 aircraft. The loan is collateralized by the Bombardier aircraft and fully guaranteed by the Canadian government.

      o Sobelair -- Filed a bankruptcy proceeding in Belgium, in January 2004, which resulted in a liquidation of the airline. At that time, we had two Boeing 737 aircraft on operating lease to Sobelair, one of which was scheduled for return in March 2004. By agreement with Sobelair's trustee, we took possession of both of these aircraft in January 2004. We have leased one aircraft and have agreed to lease terms for the other aircraft. Our net investment in these aircraft at December 31, 2003 was approximately $60 million.

      Additionally, we hold Senior A tranche Enhanced Equipment Trust Certificates ("EETCs") with a fair value of $43.0 million issued by United Airlines, which are debt instruments collateralized by aircraft operated by the airline. In connection with United Airlines' filing under Chapter 11, we are a co-arranger in a $1.2 billion secured revolving and term loan facility with a commitment of $102.0 million. This debtor-in-possession facility, with an outstanding balance of $28.0 million at December 31, 2003, is secured by, among other collateral, previously unencumbered aircraft.

      Our aerospace assets include both operating leases and capital leases. Management monitors economic conditions affecting equipment values, trends in equipment values, and periodically obtains third party appraisals of commercial aerospace equipment, which include projected rental rates. We adjust the depreciation schedules of commercial aerospace equipment on operating leases or residual values underlying capital leases, when required. Aerospace assets are reviewed for impairment annually, or more often when events or circumstances warrant. An aerospace asset is defined as impaired when the expected undiscounted cash flow over its expected remaining life is less than its book value. Both historical information and current economic trends are factored into the assumptions and analyses used when determining the expected undiscounted cash flow. Included among these assumptions are the following:

      o     Lease terms

      o     Remaining life of the asset

      o     Lease rates supplied by independent appraisers

      o     Remarketing prospects

      o     Maintenance costs

      An impairment loss is recognized if circumstances indicate that the carrying amount of the asset may not be recoverable. For the year ended December 31, 2003, a $1.8 million commercial aerospace impairment loss was recorded, as indicated by the excess of asset book value over corresponding fair value for those aircraft determined to be impaired. Utilization is high, with only five aircraft off-lease at December 31, 2003 (three of which have letters of intent signed), which demonstrates our ability to place aircraft. However, these current placements are at compressed rental rates, which reflect current market conditions. Generally, leases are being written for terms between three and five years. See Note 17 -- Commitments and Contingencies for additional information regarding commitments to purchase additional aircraft.

Equity and Venture Capital Investments

      Our  portfolio  of  direct  and  private  fund  venture   capital   equity
investments is summarized in the following table ($ in millions).

                                                                  December 31,   December 31,    September 30,
                                                                      2003           2002             2002
                                                                  ------------   ------------    -------------
Total equity and venture capital investments ...................     $249.9         $335.4           $341.7
Direct equity investments ......................................     $101.1         $188.8           $196.6
Number of direct equity investments ............................         47             57               60
Private fund venture capital equity investments ................     $148.8         $146.6           $145.1
Number of private fund investments .............................         52             52               52
Remaining capital commitments -- private fund investments ......     $124.2         $164.9           $176.6
Remaining capital commitments -- direct investments ............     $   --         $  4.4           $  4.4

      See Note 5 -- Concentrations for further discussion on concentrations.

Other Assets

      Other assets totaled $3.3 billion at both December 31, 2003 and December 31, 2002, and $3.4 billion at September 30, 2002.

      Other assets primarily consisted of the following at December 31, 2003: accrued interest and receivables from derivative counterparties of $0.9 billion, investments in and receivables from non-consolidated subsidiaries of $0.6 billion, deposits on commercial aerospace flight equipment of $0.3 billion, direct and private fund equity investments of $0.2 billion, prepaid expenses of $0.2 billion and repossessed assets and off-lease equipment of $0.1 billion. The remaining balance includes furniture and fixtures, miscellaneous receivables and other assets.

Goodwill and Other Intangible Assets Impairment and Amortization

      We periodically review and evaluate goodwill and other intangible assets for potential impairment. Effective October 1, 2001 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), under which goodwill is no longer amortized but instead is assessed for impairment at least annually. As part of the adoption, we allocated goodwill to each of our reporting units. Under the transition provisions of SFAS 142, there was no goodwill impairment as of October 1, 2001.

      During the quarter ended March 31, 2002, in connection with its announced break-up plan, our former parent, Tyco, experienced disruptions to its business, downgrades in its credit ratings, and a significant decline in its market capitalization, which also disrupted our access to capital markets. As a result, management performed impairment analyses during the quarters ended March 31, 2002 and June 30, 2002. These analyses resulted in goodwill impairment charges of $4.513 billion and $1.999 billion for the quarters ended March 31, 2002 and June 30, 2002, respectively. We performed a goodwill impairment analysis as of October 1, 2003, which indicated that the fair value of goodwill was in excess of carrying value. Therefore, additional impairment charges were not required.

      The changes in the carrying amount of goodwill were as follows ($ in millions):
                                           Specialty    Commercial
                                            Finance       Finance         Total
                                            -------       -------         -----
Balance as of December 31, 2002 .........   $14.0         $370.4         $384.4
Severance reserve reduction .............    (1.3)            --           (1.3)
                                            -----         ------         ------
Balance as of December 31, 2003 .........   $12.7         $370.4         $383.1
                                            =====         ======         ======

      The downward revision to severance liabilities during the year ended December 31, 2003 represents previously established reserves that were no longer required. The revision was related to Specialty Finance restructuring activities and was recorded as a reduction to goodwill, because the severance liability was established in conjunction with Tyco acquisition purchase accounting adjustments.
      Other intangible assets, net, comprised primarily of acquired customer relationships, proprietary computer software and related transaction processes, totaled $104.6 million, at December 31, 2003, $16.5 million at December 31, 2002, $17.6 million at September 30, 2002 and $22.0 million at September 30, 2001, and are included in Goodwill and Intangible Assets in the Consolidated Balance Sheets. The increase in other intangible assets during the year ended December 31, 2003 relates to customer relationships acquired in the purchase of two factoring businesses. Other intangible assets are being amortized on a straight-line basis over their respective lives that range from five to twenty years. Amortization expense totaled $4.9 million for the year ended December 31, 2003, $1.1 million for the three months ended December 31, 2002, $4.4 million for the year ended September 30, 2002, and there was no amortization expense for the combined nine month period ended September 30, 2001.

Results and Trends in Relation to the Prior Year Twelve Months

      The following analysis is provided in addition to the required analysis of GAAP periods to discuss year-over-prior year trends in our business on a calendar basis. We believe this analysis provides additional meaningful information on a comparative basis. The balances provided for the 2002 twelve-month period are non-GAAP and are derived by the combination of results for the three month transition period ended December 31, 2002 and the nine months ended September 30, 2002.

      Net income for 2003 totaled $566.9 million, or $2.66 per diluted share, compared to the 2002 net loss of $(6,741.5) million or $(31.70) proforma diluted loss per share. The results for 2003 included two significant transactions. First, we recognized a pre-tax gain of $50.4 million, related to the early redemption of $735 million in term debt. Second, a determination to accelerate the liquidation of our direct investment venture capital portfolio and the related marketing efforts to prospective buyers resulted in a pre-tax fair value write-down of $63.0 million. Net income for 2003, excluding the gain on the debt call and venture capital losses, was $590.0 million.

      Net income for 2002 includes: goodwill impairment charge of $6,511.7 million, $206.4 million of telecommunication and Argentine reserving actions, charges of $668.6 million for TCH related expenses and losses on our venture capital portfolio of $30.3 million. Excluding these 2002 items, net income was $675.5 million. The reduction in 2003 net income reflects primarily lower net finance margin due to higher funding costs.

      The table that follows presents results for the year ended December 31, 2003 and the twelve months ended December 31, 2002, both in amount and as a percentage of AEA ($ in millions).

                                                              Year Ended                 Twelve Months Ended
                                                           December 31, 2003              December 31, 2002
                                                       ------------------------       ------------------------
                                                         Amount          % AEA         Amount          % AEA
                                                       ---------        -------       ---------       --------
Finance income ....................................    $ 3,729.5        10.41%        $ 4,115.5        12.13%
Interest expense ..................................      1,319.3         3.68%          1,406.3         4.14%
                                                       ---------         ----         ---------       ------
Net finance income ................................      2,410.2         6.73%          2,709.2         7.99%
Depreciation on operating lease equipment .........      1,053.0         2.94%          1,179.8         3.48%
                                                       ---------         ----         ---------       ------
Net finance margin ................................      1,357.2         3.79%          1,529.4         4.51%
Provision for credit losses .......................        387.3         1.08%            808.8         2.38%
                                                       ---------         ----         ---------       ------
Net finance margin after provision for
credit losses .....................................        969.9         2.71%            720.6         2.13%
Other revenue .....................................        947.6         2.65%            993.6         2.93%
Loss on venture capital investments ...............        (88.3)       (0.25)%           (49.3)       (0.15)%
                                                       ---------         ----         ---------       ------
Operating margin ..................................      1,829.2         5.11%          1,664.9         4.91%
Salaries and general operating expenses ...........        942.3         2.63%            949.8         2.80%
Goodwill impairment ...............................           --           --           6,511.7        19.19%
Interest expense -- TCH ...........................           --           --             586.3         1.73%
                                                       ---------         ----         ---------       ------
Operating expenses ................................        942.3         2.63%          8,047.8        23.72%
Gain on call of debt ..............................         50.4         0.14%               --           --
                                                       ---------         ----         ---------       ------
Income before provision for income taxes ..........        937.3         2.62%         (6,382.9)      (18.81%)
Provision for income taxes ........................      ( 365.0)       (1.02)%          (347.8)       (1.03%)
Dividends on preferred capital securities,
   after tax ......................................        ( 5.4)       (0.02)%           (10.8)       (0.03%)
                                                       ---------         ----         ---------       ------
Net income ........................................    $   566.9         1.58%        $(6,741.5)      (19.87%)
                                                       =========         ====         =========       ======
AEA ...............................................    $35,813.4                      $33,928.8
                                                       =========                      =========

      Although net finance margin was down from the prior year, we demonstrated steady improvement in profitability throughout 2003 as we benefited from a return to historical debt spread levels (in relation to U.S. Treasuries). The compression in rental rates, particularly in aerospace assets, also contributed to the margin compression. Interest expense decreased due to the low interest rate environment, but was tempered by debt issued last year and through a portion of this year at higher spread levels. We also maintained excess liquidity throughout the year.

      The drop in depreciation expense from the prior year reflects the growth of the longer-lived aerospace and rail equipment portfolios, coupled with lower operating lease equipment levels with shorter lives in both Specialty Finance and Equipment Finance. Our depreciable assets range from smaller-ticket, shorter-term leases (e.g. computers) to larger-ticket, longer-term leases (e.g. commercial aircraft and rail assets).

      The provision for credit losses decreased $421.5 million from last year due to the prior year reserving actions of $335.0 million relating to the telecommunications and Argentine portfolios, and improved credit quality, most notably in Equipment Finance.

      For 2003, other revenue totaled $947.6 million, down from $993.6 million in 2002. Fees and other income, which includes servicing fees, miscellaneous fees, syndication fees and gains from asset sales, were down, primarily in Equipment Finance. Factoring commissions were up slightly in 2003. Although we acquired two factoring portfolios, these transactions were completed later in the year and had a modest impact on the improvement. We witnessed a strengthening in equipment sales values, both on large and smaller ticket assets, as noted by the increase on gains from these sales, primarily in Specialty Finance. Securitization gains during 2003 totaled $100.9 million, 10.8% of pretax income, on volume of $5,320 million, down from $151.5 million, 14.2% of pretax income (excluding goodwill impairment, TCH charges and reserving action charges) on volume of $7,634 million for 2002. In 2002 we securitized home equity loans for liquidity purposes, whereas in 2003 we de-emphasized securitizing home equity loans because on-balance sheet funding costs were lower.

      Salaries and general operating expenses were $942.3 million 2003, compared to $935.0 million (excluding TCH expenses) for 2002. The increase from last year included higher incentive-based compensation, and incremental expenses associated with our return to public ownership, which were in part offset by lower legal and collection expenses. Salaries and general operating expenses were 2.06% of average managed assets for 2003, essentially unchanged from 2.05% in 2002. The efficiency ratio for 2003 (salaries and general operating expenses divided by operating margin, excluding provision for credit losses) was 42.5%, compared to 37.8% in 2002. Headcount was 5,800 at December 31, 2003, compared to 5,835 in 2002.

Risk Management

      Our business activities involve various elements of risk. We consider the principal types of risk to be credit risk (including credit, collateral and equipment risk) and market risk (including interest rate, foreign currency and liquidity risk). Managing risks is essential to conducting our commercial and consumer businesses and to our profitability. Accordingly, our risk management systems and procedures are designed to identify and analyze key business risks, to set appropriate policies and limits, and to continually monitor these risks and limits by means of reliable administrative and information systems, along with other policies and programs. We performed additional risk management procedures in 2002 and into 2003 in light of the factors discussed previously in the "Profitability and Key Business Trends" section. During the third quarter of 2003, we further elevated the prominence of risk management throughout the organization with the establishment of the newly-created position of Vice Chairman & Chief Credit Officer within the Office of the Chairman.

      We review and monitor credit exposures, both owned and managed, on an ongoing basis to identify, as early as possible, customers that may be experiencing declining creditworthiness or financial difficulty, and periodically evaluate the performance of our finance receivables across the entire organization. We monitor concentrations by borrower, industry, geographic region and equipment type, and we set or modify exposure limits as conditions warrant to minimize credit concentrations and the risk of substantial credit loss. We have maintained a standard practice of reviewing our aerospace portfolio regularly and, in accordance with SFAS No. 13 and SFAS No. 144, we test for asset impairment based upon projected cash flows and relevant market data, with any impairment in value charged to earnings. Given the developments in the aerospace sector during 2002 and 2003, performance, profitability and residual values relating to aerospace assets have been reviewed more frequently with the Executive Credit Committee.

      Our Asset Quality Review Committee is comprised of members of senior management, including the Vice Chairman & Chief Credit Officer, the Vice Chairman & Chief Financial Officer, the Chief Risk Officer, the Controller and the Director of Credit Audit. Periodically, the Committee meets with senior executives of our business units and corporate credit risk management group to review portfolio performance, including the status of individual financing and leasing assets, owned and managed, to obligors with higher risk profiles. In addition, this committee periodically meets with the Chief Executive Officer of CIT to review overall credit risk, including geographic, industry and customer concentrations, and the reserve for credit losses.

Credit Risk Management

      We have developed systems specifically designed to manage credit risk in each of our business segments. We evaluate financing and leasing assets for credit and collateral risk during the credit granting process and periodically after the advancement of funds. The Corporate Credit Risk Management group, which reports to the Vice Chairman and Chief Credit Officer, oversees and manages credit risk throughout CIT. This group includes senior credit executives in each of the business units, as well as a senior executive with corporate-wide asset recovery and workout responsibilities. Our Executive Credit Committee includes the Chief Executive Officer, the Chief Operating Officer, the Chief Credit Officer and members of the Corporate Credit Risk Management group. The committee approves transactions which are outside of established target market definitions and risk acceptance criteria, corporate exceptions as delineated within the individual business unit credit authority and transactions that exceed the strategic business units' credit authority. The Corporate Credit Risk Management group also includes an independent credit audit function.

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

Commercial Credit Risk Management

      The commercial credit management process (other than small ticket leasing transactions) begins with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including collecting past due balances and liquidating underlying collateral.

      Credit personnel review a potential borrower's financial condition, results of operations, management, industry, customer base, operations, collateral and other data, such as third party credit reports, to thoroughly evaluate the customer's borrowing and repayment ability. Borrowers are graded according to credit quality based upon our uniform credit grading system, which considers both the borrower's financial condition and the underlying collateral. Credit facilities are subject to approval within our overall credit approval and underwriting guidelines and are issued commensurate with the credit evaluation performed on each borrower.

Consumer and Small Ticket Leasing/Lending

      For consumer transactions and small-ticket leasing/lending transactions, we employ proprietary automated credit scoring models by loan type that include customer demographics and credit bureau characteristics. The profiles emphasize, among other things, occupancy status, length of residence, employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information, combined loan to value ratio, length of time in business, industry category and geographic location. The models are used to assess a potential borrower's credit standing and repayment ability considering the value or adequacy of property offered as collateral. Our credit criteria include reliance on credit scores, including those based upon both our proprietary internal credit scoring model and external credit bureau scoring, combined with judgment. The credit scoring models are regularly reviewed for effectiveness utilizing statistical tools.

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

Market Risk Management

      Market risk is the risk of loss arising from changes in values of financial instruments, and includes interest rate risk, foreign exchange risk, derivative credit risk and liquidity risk. We engage in transactions in the normal course of business that expose us to market risks. We conduct what we believe are appropriate management practices and maintain policies designed to effectively mitigate such risks. The objectives of our market risk management efforts are to preserve the economic and accounting returns of our assets by matching the repricing and maturity characteristics of our assets with that of our liabilities. Strategies for managing market risks associated with changes in interest rates and foreign exchange rates are an integral part of the process, because those strategies affect our future expected cash flows as well as our cost of capital.

      Our Capital Committee sets policies, oversees and guides the interest rate and currency risk management process, including the establishment and monitoring of risk metrics, and ensures the implementation of those policies. Other risks monitored by the Capital Committee include derivative credit risk and liquidity risk. The Capital Committee meets periodically and includes the Chief Executive Officer, Chief Operating Officer, Vice Chairman and Chief Financial Officer, Vice Chairman and Chief Credit Officer, Vice Chairman -- Specialty Finance, Treasurer, and Controller, with business unit executives serving on a rotating basis.

Interest Rate and Foreign Exchange Risk Management

      We offer a variety of financing products to our customers, including fixed and floating-rate loans of various maturities and currency denominations, and a variety of leases, including operating leases. Changes in market interest rates, relationships between short-term and long-term market interest rates, or relationships between different interest rate indices (i.e., basis risk) can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, and can result in an increase in interest expense relative to finance income. We measure our asset/liability position in economic terms through duration measures and sensitivity analysis, and we measure the effect on earnings using maturity gap analysis.

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

      We use derivatives for hedging purposes only, and do not enter into derivative financial instruments for trading or speculative purposes. Interest rate swaps are an effective means of achieving our target matched funding objectives by converting debt to the desired basis and duration. As part of managing the exposure to changes in market interest rates, CIT, as an end-user, enters into various interest rate swap transactions in the over-the-counter markets, with other financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment under SFAS 133, all derivatives entered into are designated according to a hedge objective against a specified liability, including long-term debt and commercial paper or in limited instances against specific assets. Our primary hedge objectives include the conversion of variable-rate liabilities to fixed rates, and the conversion of fixed-rate liabilities to variable rates. The notional amounts, rates, indices and maturities of derivatives are required to closely match the related terms of hedged items.

      Interest rate swaps with notional principal amounts of $9.4 billion at December 31, 2003, $7.8 billion at December 31, 2002, $7.1 billion at September 30, 2002 and $6.9 billion at September 30, 2001 were designated as hedges against outstanding debt. The net increase in notional principal amounts of interest rate swaps at December 31, 2003 compared to the prior year consisted of a $2,268.4 million increase in fixed to floating-rate swaps (fair value hedges) and a $665.5 million decrease in floating to fixed-rate swaps (cash flow hedges). The increase in fixed to float swaps was primarily due to the fact that we elevated our fixed-rate debt issuance during 2003, as we extended our maturity profile in conjunction with spreads declining. In addition, we enter into hedge transactions in conjunction with our securitization programs. See
Note 9 -- Derivative Financial Instruments for further details.

      The  following  table   summarizes  the  composition  of  our  assets  and
liabilities before and after swaps:

                                             Before Swaps                     After Swaps
                                      ----------------------------    --------------------------
                                      Fixed Rate     Floating Rate    Fixed Rate   Floating Rate
                                      ----------     -------------    ----------   -------------
         December 31, 2003
Assets .............................       52%             48%            52%            48%
Liabilities ........................       59%             41%            46%            54%
         December 31, 2002
Assets .............................       53%             47%            53%            47%
Liabilities ........................       62%             38%            55%            45%

      A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown in the following table ($ in millions).

                                   Year Ended        Three Months Ended        Year Ended         Nine Months Ended
                                December 31, 2003     December 31, 2002    September 30, 2002    September 30, 2001
                                -----------------     -----------------    ------------------    ------------------
Before Swaps
Commercial paper,
  variable-rate senior
   notes and bank credit
   facilities ...............  $12,352.1    1.83%    $12,344.2    2.09%    $17,087.2    2.34%    $20,373.6    4.91%
Fixed-rate senior and
  subordinated notes ........   20,002.0    6.06%     18,055.3    6.20%     16,764.8    6.11%     17,078.6    4.63%
                               ---------             ---------             ---------             ---------
Composite ...................  $32,354.1    4.45%    $30,399.5    4.54%    $33,852.0    4.21%    $37,452.2    4.14%
                               =========             =========             =========             =========
After Swaps
Commercial paper,
  variable-rate notes and
  bank credit facilities ....  $15,942.0    2.63%    $13,103.1    2.82%    $14,813.2    2.55%    $14,209.8    4.97%
Fixed-rate senior and
  subordinated note .........   16,412.1    5.82%     17,296.4    5.87%     19,038.8    5.90%     23,242.4    4.71%
                               ---------             ---------             ---------             ---------
Composite ...................  $32,354.1    4.25%    $30,399.5    4.56%    $33,852.0    4.43%    $37,452.2    4.34%
                               =========             =========             =========             =========

      The weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred over the life of the borrowings had we chosen to manage interest rate risk without the use of such swaps.

      We regularly monitor and simulate our degree of interest rate sensitivity by measuring the repricing characteristics of interest-sensitive assets, liabilities, and derivatives. The Capital Committee reviews the results of this modeling periodically. The interest rate sensitivity modeling techniques we employ include the creation of prospective twelve month "baseline" and "rate shocked" net interest income simulations.

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

      An immediate hypothetical 100 basis point parallel increase in the yield curve on January 1, 2004 would reduce net income by an estimated $24 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in net income of a like amount. A 100 basis point increase in the yield curve on January 1, 2003 would have reduced net income by an estimated $16 million after tax, while a corresponding decrease in the yield curve would have increased net income by a like amount. Although management believes that this measure provides a meaningful estimate of our interest rate sensitivity, it does not account for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet and other business developments that could affect net income. Accordingly, no assurance can be given that actual results would not differ materially from the estimated outcomes of our simulations. Further, such simulations do not represent management's current view of future market interest rate movements.

      We also utilize foreign currency exchange forward contracts to hedge currency risk underlying our net investments in foreign operations and cross currency interest rate swaps to hedge both foreign currency and interest rate risk underlying foreign debt. At December 31, 2003, CIT was party to foreign currency exchange forward contracts with notional amounts totaling $2.6 billion and maturities ranging from 2004 to 2007 and party to cross currency interest rate swaps with notional amounts totaling $1.8 billion and maturities ranging from 2004 to 2024. At December 31, 2002, CIT was party to foreign currency exchange forward contracts with notional amounts totaling $3.0 billion and party to cross currency interest rate swaps with notional amounts totaling $1.5 billion. At September 30, 2002, CIT was party to $3.1 billion in notional principal amount of foreign currency exchange forward contracts and $1.7 billion in notional principal amount of cross-currency swaps. Translation gains and losses of the underlying foreign net investment, as well as offsetting derivative gains and losses on designated hedges, are reflected in other comprehensive income in the Consolidated Balance Sheet.

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

      The Capital Committee, in conjunction with Corporate Risk Management, approves each counterparty and establishes exposure limits based on credit analysis and market value. All derivative agreements are entered into with major money center financial institutions rated investment grade by nationally recognized rating agencies, with the majority of our counterparties rated "AA" or better. Credit exposures are measured based on the market value of outstanding derivative instruments. Exposures are calculated for each derivative contract and are aggregated by counterparty to monitor credit exposure.

      Liquidity Risk Management -- Liquidity risk refers to the risk of being unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding and committed alternate sources of funding, and we maintain and periodically review a contingency funding plan to be implemented in the event of any form of market disruption. The primary funding sources are commercial paper (U.S.), long-term debt (U.S. and International) and asset-backed securities (U.S. and Canada).

      The commercial paper program closed the 2003 year at $4.2 billion, versus $5.0 billion at December 31, 2002 and $4.7 billion at September 30, 2002. Our targeted U.S. program size remains at $5.0 billion with modest programs aggregating $500 million to be maintained in Canada and Australia. Our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper.

      CIT maintains registration statements with the Securities and Exchange Commission ("SEC") covering debt securities that we may sell in the future. At December 31, 2003, we had $10.1 billion of registered, but unissued, debt securities available under a shelf registration statement. Term-debt issued during the year ended December 31, 2003 consisted of $4.7 billion in fixed-rate notes and $8.3 billion in variable-rate notes. In November 2002, we introduced a retail note program in which we offer fixed-rate senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During the year, we issued $1.3 billion under this program having maturities of between 2 and 10 years. As part of our strategy to further diversify our funding sources, $0.3 billion of fixed-rate foreign currency denominated debt was issued during the last quarter of 2003. We plan on utilizing these alternate sources of debt funding to meet our strategic growth initiatives.

      To further strengthen our funding capabilities, we maintain committed asset backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home equity receivables and trade accounts receivable. While these are predominately in the U.S., we also maintain facilities for Canadian domiciled assets. As of December 31, 2003, we had approximately $3.0 billion of availability in our committed asset-backed facilities, including $1.0 billion relating to our trade receivable facility, and $3.8 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

      Our committed asset-backed commercial paper programs in the U.S. and Canada provide a substantial source of alternate liquidity. We also maintain committed bank lines of credit to provide backstop support of commercial paper borrowings and local bank lines to support our international operations.
Additional sources of liquidity are loan and lease payments from customers, whole-loan asset sales and loan syndications.

      We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability as outlined in the following table.


                                                             Current        December 31,    December 31,
Liquidity Measurement                                        Target             2003             2002
---------------------                                        -------        ------------    ------------
Commercial paper to total debt ........................   Maximum of 15%         13%             16%
Short-term debt to total debt .........................   Maximum of 45%         36%             47%
Bank lines to short-term debt .........................   Minimum of 45%         76%             54%
Aggregate alternate liquidity* to short-term debt .....   Minimum of 75%         93%             75%

--------------------------------------------------------------------------------
*     Aggregate   alternative  liquidity  includes  available  bank  facilities, asset-backed conduit facilities and cash.

      Our credit ratings are an important factor in meeting our margin targets as better ratings generally correlate to lower cost of funds (see Net Finance Margin, interest expense discussion). The following credit ratings have been in place since September 30, 2002.

                                        Short-Term      Long-Term       Outlook
                                        ----------      ---------       -------
Moody's .............................       P-1             A2           Stable
Standard & Poor's ...................       A-1              A           Stable
Fitch ...............................       F1               A           Stable

      The credit ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

      We have certain covenants contained in our legal documents that govern our funding sources. The most significant covenant in CIT's indentures and credit agreements is a negative pledge provision, which limits granting or permitting liens on our assets, but provides for exceptions for certain ordinary course liens needed to operate our business. In addition, our credit agreements also contain a minimum net worth test ranging from $3.75 billion to $4.0 billion.

      The following tables summarize various contractual obligations, selected contractual cash receipts and contractual commitments as of December 31, 2003 ($ in millions):

                                                                 Payments and Collections by Period
                                                      --------------------------------------------------------
                                                                                                        After
Contractual Obligations                    Total(3)      2004        2005       2006        2007        2007
-----------------------                    ---------  ---------   ---------   ---------   ---------   --------
Commercial paper .......................   $ 4,173.9  $ 4,173.9   $      --   $      --   $      --   $     --
Variable-rate term debt ................     9,408.4    4,806.4     3,333.3       985.3        37.5      245.9
Fixed-rate term debt ...................    19,830.8    3,930.2     4,328.6     2,639.4     3,498.9    5,433.7
Preferred securities ...................       255.5         --          --          --          --      255.5
Lease rental expense ...................       164.7       53.2        38.3        28.6        20.7       23.9
                                           ---------  ---------   ---------   ---------   ---------   --------
   Total contractual obligations .......    33,833.3   12,963.7     7,700.2     3,653.3     3,557.1    5,959.0
                                           ---------  ---------   ---------   ---------   ---------   --------
Finance receivables(1) .................    31,300.2   11,698.9     4,503.7     3,441.2     2,197.8    9,458.6
Operating lease rental income ..........     2,871.8      997.1       666.5       411.0       269.9      527.3
Finance receivables held for sale(2) ...       918.3      918.3          --          --          --         --
Cash -- current balance ................     1,973.7    1,973.7          --          --          --         --
Retained interests in
   securitizations .....................     1,380.8      626.2       318.1       165.4        95.8      175.3
                                           ---------  ---------   ---------   ---------   ---------   --------
   Total projected cash availability ...    38,444.8   16,214.2     5,488.3     4,017.6     2,563.5   10,161.2
                                           ---------  ---------   ---------   ---------   ---------   --------
Net projected cash inflow (outflow) ....   $ 4,611.5  $ 3,250.5   $(2,211.9)  $   364.3   $  (993.6)  $4,202.2
                                           =========  =========   =========   =========   =========   ========

--------------------------------------------------------------------------------

(1)   Based  upon   contractual   cash  flows;   amounts  could  differ  due  to
      prepayments, extensions of credit, charge-offs and other factors.

(2) Based upon management's intent to sell rather than contractual maturities of underlying assets.

(3) Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded. See Note 16--Post Retirement and Other Benefit Plans for more information.

                                                                   Commitment Expiration by Period
                                                        -----------------------------------------------------
                                                                                                        After
Contractual Commitments                      Total       2004        2005       2006        2007        2007
-----------------------                      -----       ----        ----       ----        ----        ----
Aircraft purchases .....................   $ 2,934.0   $  634.0    $  952.0    $1,088.0    $  260.0   $     --
Credit extensions ......................     5,934.3    1,611.5       872.1       977.2       715.6    1,757.9
Letters of credit ......................     1,202.7    1,127.3         1.8        73.2          --        0.4
Sale-leaseback payments ................       486.4       28.5        28.5        28.5        28.5      372.4
Manufacturer purchase commitments ......       197.2      197.2          --          --          --         --
Venture capital commitments ............       124.2         --          --          --          --      124.2
Guarantees .............................       133.2      120.7          --          --        10.5        2.0
Acceptances ............................         9.3        9.3          --          --          --         --
                                           ---------   --------    --------    --------    --------   --------
  Total commitments ....................   $11,021.3   $3,728.5    $1,854.4    $2,166.9    $1,014.6   $2,256.9
                                           =========   ========    ========    ========    ========   ========

Internal Controls

      In 2003, we formed an Internal Controls Committee that is responsible for monitoring and improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 ("SARBOX"), for which the implementation year is 2004. The committee, which is chaired by the Controller, includes the CFO, the Director of Internal Audit and other senior executives in finance, legal, risk management and information technology. We are currently finalizing the documentation phase of the SARBOX project and will begin the testing, assessment and remediation of internal controls in early 2004, with documentation and management testing of internal controls expected to be completed during the first three quarters of 2004. Our management self-assessment is planned for the second half of 2004. At this time, the standards for independent assessment by independent auditors have not been finalized.

Off-balance Sheet Arrangements
Securitization Program

      We fund asset originations on our balance sheet by accessing various sectors of the capital markets, including the term debt and commercial paper markets. In an effort to broaden funding sources and provide an additional source of liquidity, we use an array of securitization programs, including both asset-backed commercial paper and term structures, to access both the public and private asset-backed securitization markets. Current products in these programs include receivables and leases secured by equipment as well as consumer loans secured by residential real estate. The following table summarizes data relating to our securitization balance and activity ($ in millions).

                                                                      Three Months                 Nine Months
                                                       Year Ended         Ended       Year Ended      Ended
                                                      December 31,    December 31,  September 30,  September 30,
                                                          2003            2002          2002           2001
                                                      ------------    ------------  -------------  -------------
Securitized assets:
   Specialty Finance -- commercial .................    $3,915.4       $ 3,377.4      $ 3,703.1      $ 4,023.2
   Specialty Finance -- consumer ...................     2,510.1         3,168.8        3,147.5        1,659.9
   Equipment Finance ...............................     3,226.2         3,936.2        4,384.1        4,464.8
                                                        --------       ---------      ---------      ----------
     Total securitized assets ......................    $9,651.7       $10,482.4      $11,234.7      $10,147.9
                                                        ========       =========      =========      ==========
Securitized assets as a % of managed assets ........        19.4%           22.6%          23.6%          19.9%
Volume securitized:
   Specialty Finance -- commercial .................    $3,416.2       $   590.6      $ 2,602.0      $ 1,988.3
   Specialty Finance -- consumer ...................       489.2           288.1        2,738.6             --
   Equipment Finance ...............................     1,414.8           310.6        2,327.9        1,305.0
                                                        --------       ---------      ---------      ----------
     Total volume securitized ......................    $5,320.2       $ 1,189.3      $ 7,668.5      $  3,293.3
                                                        ========       =========      =========      ==========

      With the restoration of our funding base and the strengthening of our credit spreads, securitization volume normalized during 2003. Our securitization activity relating to commercial finance receivables was $4.8 billion, as the economics remained favorable to complete these sales. Also, we decided to grow the consumer home equity portfolio on-balance sheet during the second half of 2003. Management targets a maximum of 15% of pre-tax income from securitization gains.

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

      Our retained interests had a carrying value at December 31, 2003 of $1,309.3 million, including interests in commercial securitized assets of $1,129.7 million and consumer securitized assets of $179.6 million. The total retained interest as of December 31, 2003 is comprised of $623.3 million in over-collateralization, $425.7 million of interest only strips, and $260.3 million of cash reserve accounts. Retained interests are subject to credit and prepayment risk. As of December 31, 2003, approximately 50% of our outstanding securitization pool balances are in conduit structures. Our interests relating to commercial securitized assets are generally subject to lower prepayment risk because of the contractual terms of the underlying receivables. These assets are subject to the same credit granting and monitoring processes which are described in the "Credit Risk Management" section.

Securitization and Joint Venture Activities

      We utilize special purpose entities ("SPEs") and joint ventures in the normal course of business to execute securitization transactions and conduct business in key vendor relationships.

      Securitization Transactions -- SPEs are used to achieve "true sale" requirements for these transactions in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Pools of assets are originated or acquired and sold to SPEs, which in turn issue debt securities to investors solely backed by asset pools. Accordingly, CIT has no legal obligations to repay the securities in the event of a default by the SPE. CIT retains the servicing rights and participates in certain cash flows of the pools. The present value of expected net cash flows that exceeds the estimated cost of servicing is recorded in other assets as a "retained interest." Assets securitized are shown in our managed assets and our capitalization ratios on a managed basis. Under the recently issued rules relating to consolidation and SPEs, non-qualifying securitization entities have to be consolidated. We believe that all of our existing asset-backed SPE structures meet the definition of a qualifying special purpose entity ("QSPE") as defined by SFAS No. 140 and therefore will continue to qualify as off-balance sheet transactions. As part of these related activities, CIT entered into $2.7 billion in notional amount of hedge transactions to protect the related trusts against interest rate risk. CIT is insulated from this risk by entering into offsetting swap transactions with third parties totalling $2.7 billion in notional amount at December 31, 2003.

      During 2003, we successfully completed a consent solicitation to amend the negative pledge provision in our 1994 debt indenture. This action conforms the 1994 debt indenture to our other agreements and provides flexibility in structuring our securitizations as accounting sales or secured financings.

      Joint Ventures -- We utilize joint ventures organized through distinct legal entities to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. The vendor partner and CIT jointly own these distinct legal entities, and there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See related FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" discussion in "Accounting and Technical Pronouncements" and disclosure in Item 8. Financial Statements and Supplementary Data, Note 20 -- Certain Relationships and Related Transactions.

Capitalization

      The following table presents information regarding our capital structure ($ in millions).

                                                      December 31,   December 31,   September 30,  September 30,
                                                          2003           2002           2002           2001
                                                      ------------   ------------   -------------  -------------
Commercial paper ..................................    $ 4,173.9       $ 4,974.6     $ 4,654.2      $ 8,869.2
Bank credit facilities ............................           --         2,118.0       4,037.4             --
Term debt .........................................     29,239.2        24,588.7      23,764.4       26,828.5
Preferred Capital Securities ......................        255.5           257.2         257.7          260.0
Stockholders' equity(1) ...........................      5,427.8         4,968.5       4,857.3       10,661.4(2)
                                                       ---------       ---------     ---------      ---------
Total capitalization ..............................     39,096.4        36,907.0      37,571.0       46,619.1
Goodwill and other intangible assets ..............       (487.7)         (400.9)       (402.0)      (6,569.5)
                                                       ---------       ---------     ---------      ---------
Total tangible capitalization .....................    $38,608.7       $36,506.1     $37,169.0      $40,049.6
                                                       =========       =========     =========      =========
Tangible stockholders' equity(1) and Preferred
  Capital Securities to managed assets ............        10.45%          10.41%         9.89%          8.55%(2)
Total debt (excluding overnight deposits)
  to tangible stockholders' equity(1) and
  Preferred Capital Securities ....................         6.14x           6.24x         6.56x          8.13x(2)

--------------------------------------------------------------------------------
(1) Stockholders' equity excludes the impact of the accounting change for derivative financial instruments described in Note 9 to the Consolidated Financial Statements and certain unrealized gains or losses on retained interests and investments, as these amounts are not necessarily indicative of amounts that will be realized. See "Non-GAAP Financial Measurements."

(2) Excludes equity deficit relating to TCH that was relieved via capital contributions from Tyco through June 30, 2002.

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

Critical Accounting Estimates

      The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. The following accounting estimates, which are based on relevant information available at the end of each period, include inherent risks and uncertainties related to judgments and assumptions made by management. We consider the following accounting estimates to be critical in applying our accounting policies due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact that these estimates can have on the financial statements.

      Investments -- Investments for which CIT does not have the ability to exercise significant influence and for which there is not a readily determinable market value, are accounted for at fair value. The majority of these investments are in our venture capital portfolio. Accordingly, management uses judgment in determining fair value. As discussed previously, a significant write-down was taken in 2003 on our direct private equity investment portfolio based on management's estimates of fair value, reflecting our decision to accelerate the liquidation of these assets and additional fair value data obtained in the marketing of the portfolio to prospective buyers. As of December 31, 2003, venture capital and private equity investments totaled $249.9 million. A 10% fluctuation in value of venture capital and private equity investments equates to $0.07 in earnings per share.

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

      Reserve for Credit Losses -- Our consolidated reserve for credit losses is reviewed for adequacy based on portfolio collateral values and credit quality indicators, including charge-off experience, levels of past due loans and non-performing assets, evaluation of portfolio diversification/concentration and economic conditions. We review finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse from manufacturers. This information is reviewed formally on a quarterly basis with senior management, including the CEO, COO, CFO, Chief Credit Officer and Controller, among others, in conjunction with setting the reserve for credit losses.

      The reserve for credit losses is determined based on three key components:
(1) specific reserves for collateral dependent loans which are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit trends and (3) reserves for general economic environment and other factors. Historical loss rates are based on a three-year average, which is consistent with our portfolio life and provides what we believe to be appropriate weighting to current loss rates. The process involves the use of estimates and a high degree of management judgment. As of December 31, 2003, the reserve for credit losses was $643.7 million or 2.06% of finance receivables. A 5% change to the three-year historic loss rates utilized in our reserve determination at December 31, 2003 equates to the following variances: $19.4 million, or 6 basis points (0.06%) in the percentage of reserves to finance receivables; and $0.06 in diluted earnings earnings per share.

      Retained Interests in Securitizations -- Significant financial assumptions, including loan pool credit losses, prepayment speeds and discount rates, are utilized to determine the fair values of retained interests, both at the date of the securitization and in the subsequent quarterly valuations of retained interests. These assumptions reflect both the historical experience and anticipated trends relative to the products securitized. Any resulting losses, representing the excess of carrying value over estimated fair value, are recorded against current earnings. However, unrealized gains are reflected in stockholders' equity as part of other comprehensive income. See Note 6 -- Investments in Debt and Equity Securities for additional information regarding securitization retained interests and related sensitivity analysis.

      Lease Residual Values -- Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We generally bear greater risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life than a finance lease. Management performs periodic reviews of the estimated residual values, with non-temporary impairment recognized in the current period. Data regarding equipment values, including appraisals, and our historical residual realization experience are among the factors considered in evaluating estimated residual values. As of December 31, 2003, our direct financing lease residual balance was $2,419.5 million and our operating lease equipment balance was $7,615.5 million. A 10 basis points (0.1%) fluctuation in the total of these amounts equates to $0.03 in earnings per share.

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

      Intangible assets consist primarily of customer relationships acquired during the 2003 factoring acquisitions, which are being amortized over a 20-year period, and computer software and related transaction processes, which are being amortized over a 5-year life. An evaluation of the remaining useful lives and the amortization methodology of the intangible assets is performed periodically to determine if any change is warranted.

      Goodwill and Other Intangibles Assets was $487.7 million at December 31, 2003. A 10% fluctuation in the value equates to $0.21 in earnings per share.

      Deferred Income Taxes -- Deferred tax assets and liabilities are recognized for the future tax consequences of transactions that have been reflected in the Consolidated Financial Statements. Our ability to realize deferred tax assets is dependent on prospectively generating taxable income by corresponding tax jurisdiction, and in some cases on the timing and amount of specific types of future transactions. Management's judgment, regarding uncertainties and the use of estimates and projections, is required in assessing our ability to realize net operating loss ("NOL's") and other tax benefit carry-forwards, as these assets begin to expire at various dates beginning in 2011. Management utilizes historical and projected data, budgets and business plans in making these estimates and assessments. Deferred tax assets relating to NOL's were $834 million at December 31, 2003. A 1% fluctuation in the value of deferred tax assets relating to NOL's equates to $0.04 in diluted earnings per share.

Accounting and Technical Pronouncements

      In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-1). The FSP permits employers that sponsor postretirement benefit plans providing prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. CIT has elected to defer the related accounting pending further guidance from the FASB.

      In December 2003, the FASB revised SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revision requires additional disclosures regarding defined benefit pension plan assumptions, assets, obligations, cash flows and costs for fiscal years ending after December 15, 2003. The additional required disclosures are included in Note 16 -- Post Retirement and Other Benefit Plans.

      In December 2003, the SEC announced that it will release a Staff Accounting Bulletin that will require issued loan commitments to be accounted for as written options that would be reported as liabilities until the loan is made or they expire unexercised. We are evaluating the impact of this proposed accounting pending further guidance from the SEC and the FASB.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This pronouncement establishes standards for classifying and measuring certain financial instruments as a liability (or an asset in some circumstances). This pronouncement requires CIT to display the Preferred Capital Securities (previously described as "Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company") within the debt section on the face of the Consolidated Balance Sheets and show the related expense with interest expense on a pre-tax basis. There was no impact to net income upon adoption. This pronouncement was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Prior period restatement is not permitted. On November 7, 2003, certain measurement and classification provisions of SFAS 150, relating to certain mandatorily redeemable non-controlling interests, were deferred indefinitely. The adoption of these delayed provisions, which relate primarily to minority interests associated with finite-lived entities, is not expected to have a significant impact on the financial position or results of operations. Consistent with rating agency measurements, preferred capital securities are included in tangible equity in our leverage ratios. See "Non-GAAP Financial Measurements" for additional information.

      In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This pronouncement amends and clarifies financial accounting and reporting for certain derivative instruments, including certain derivative instruments embedded in other contracts. This pronouncement is effective for all contracts entered into or modified after June 30, 2003. The implementation of SFAS No. 149 did not have a significant impact on our financial position or results of operations.

      In January 2003, the FASB issued FIN 46, which requires the consolidation of VIEs by their primary beneficiaries if they do not effectively disperse the risks among the parties involved. On October 9, 2003, the FASB announced the delay in implementation of FIN 46 for VIEs in existence as of February 1, 2003. VIEs are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the entity that has the majority of the economic risks and rewards of ownership of the VIE. See Note 1 -- Business and Summary of Significant Accounting Policies for additional information regarding the implementation of FIN 46.

      The  FIN  46  impact  to  CIT is  primarily  related  to  three  types  of transactions: 1) strategic vendor partner joint ventures, 2) securitizations, and 3) selected financing and private equity transactions. The implementation of this standard did not change the equity method of accounting for our strategic vendor partner joint ventures (see Note 20 -- Certain Relationships and Related Transactions). Our securitization transactions outstanding at December 31, 2003 continue to qualify as off-balance sheet transactions. The Company may structure certain future securitization transactions, including factoring trade account receivables transactions, as on-balance sheet financings. Certain VIEs acquired primarily in conjunction with selected financing and/or private equity transactions may be consolidated under FIN 46. The consolidation of these entities will not have a significant impact on our financial position or results of operations. In December 2003, the FASB revised FIN 46. This revision clarified certain provisions within FIN 46 and delayed implementation for selected transactions until reporting periods ending after March 15, 2004. The revisions to FIN 46 do not have a significant impact on our previous assessments.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The expanded disclosure requirements were required for financial statements ending after December 15, 2002, while the liability recognition provisions were applicable to all guarantee obligations modified or issued after December 31, 2002.

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

      Selected non-GAAP disclosures are presented and reconciled in the table below ($ in millions):

                                                     December 31,    December 31,  September 30,  September 30,
                                                         2003            2002           2002          2001
                                                     ------------    ------------  -------------  -------------
Managed assets(1):
Finance receivables ...............................    $31,300.2       $27,621.3      $28,459.0      $31,969.3
Operating lease equipment, net ....................      7,615.5         6,704.6        6,567.4        6,402.8
Finance receivables held for sale .................        918.3         1,213.4        1,019.5        2,014.9
Equity and venture capital investments
   (included in other assets) .....................        249.9           335.4          341.7          342.2
                                                       ---------       ---------      ---------      ---------
   Total financing and leasing portfolio assets ...     40,083.9        35,874.7       36,387.6       40,729.2
Securitized assets ................................      9,651.7        10,482.4       11,234.7       10,147.9
                                                       ---------       ---------      ---------      ---------
   Managed assets (Non-GAAP) ......................    $49,735.6       $46,357.1      $47,622.3      $50,877.1
                                                       =========       =========      =========      =========
Earning assets(2):
Total financing and leasing portfolio assets ......    $40,083.9       $35,874.7      $36,387.6      $40,729.2
Credit balances of factoring clients ..............     (3,894.6)       (2,270.0)      (2,513.8)      (2,392.9)
                                                       ---------       ---------      ---------      ---------
Earning assets (Non-GAAP) .........................    $36,189.3       $33,604.7      $33,873.8      $38,336.3
                                                       =========       =========      =========      =========
Tangible equity(3):
Total equity ......................................    $ 5,394.2       $ 4,870.7      $ 4,757.8      $ 5,947.6
Due from former parent ............................           --              --             --        4,650.4
Other comprehensive loss relating to derivative
financial instruments .............................         41.3           118.3          120.5           63.4
Unrealized gain on securitization investments .....         (7.7)          (20.5)         (23.6)            --
Goodwill and intangible assets ....................       (487.7)         (400.9)        (402.0)      (6,569.5)
                                                       ---------       ---------      ---------      ---------
Tangible common equity ............................      4,940.1         4,567.6        4,452.7        4,091.9
Preferred capital securities ......................        255.5           257.2          257.7          260.0
                                                       ---------       ---------      ---------      ---------
   Tangible equity (Non-GAAP) .....................    $ 5,195.6       $ 4,824.8      $ 4,710.4      $ 4,351.9
                                                       =========       =========      =========      =========
Debt, net of overnight deposits(4):
Total debt ........................................    $33,668.6       $31,681.3      $32,456.0      $35,697.7
Overnight deposits ................................     (1,529.4)       (1,578.7)      (1,550.6)        (333.4)
Preferred capital securities ......................       (255.5)             --             --             --
                                                       ---------       ---------      ---------      ---------
   Debt, net of overnight deposits (Non-GAAP) .....    $31,883.7       $30,102.6      $30,905.4      $35,364.3
                                                       =========       =========      =========      =========

--------------------------------------------------------------------------------
(1) Managed assets are utilized in certain credit and expense ratios. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.

(2) Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned, such as finance income and factoring commissions.

(3) Tangible equity is utilized in leverage ratios, and is consistent with our presentation to rating agencies. Other comprehensive losses and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.

(4) Debt, net of overnight deposits is utilized in certain leverage ratios. Overnight deposits are excluded from these calculations, as these amounts are retained by the Company to repay debt. Overnight deposits are reflected in both debt and cash and cash equivalents.

Background -- 2002 IPO and Ownership Change

      The accompanying Consolidated Financial Statements include the consolidated accounts of CIT Group Inc., a Delaware corporation ("we," "CIT" or the "Company). On July 8, 2002, Tyco International Ltd. ("Tyco") completed a sale of 100% of CIT's outstanding common stock in an initial public offering ("IPO"). Immediately prior to the IPO, our predecessor, CIT Group Inc., a Nevada corporation, was merged with and into its parent Tyco Capital Holding, Inc. ("TCH"), a Nevada corporation and that combined entity was further merged with and into CIT Group Inc. (Del), a Delaware corporation, which was renamed CIT Group Inc. CIT is the successor to CIT Group Inc. (Nevada)'s business, operations and obligations. Accordingly, the financial results of TCH are included in the consolidated CIT financial statements.

      Prior to the IPO, the activity of TCH consisted primarily of interest expense and related fees to an affiliate of Tyco from June 1, 2001 to June 30, 2002. The TCH accumulated net deficit was relieved via a capital contribution from Tyco. TCH had no operations subsequent to June 30, 2002. Although the audited financial statements and notes include the activity of TCH in conformity with accounting principles generally accepted in the U.S., certain analysis of results exclude the impact of TCH, as management believes that it is more meaningful to discuss our financial results excluding TCH, due to its temporary status as a Tyco acquisition company with respect to CIT. Consolidating income statements for CIT, TCH and CIT consolidated are displayed in Item 8. Financial Statements and Supplementary Data, Note 24.

      On June 1, 2001, CIT's predecessor was acquired by Tyco, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001. Information relating to all "predecessor" periods prior to the acquisition are presented using CIT's historical basis of accounting. To assist in the comparability of our financial results and discussions, results of operations for the nine months ended September 30, 2001 include results for five months of the predecessor and four months of the successor.

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

Item 8. Financial Statements and Supplementary Data.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of CIT Group Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2003 and 2002 and September 30, 2002, and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of CIT Group Inc. and its subsidiaries at December 31, 2003 and 2002 and September 2002, and the results of their operations and their cash flows for the year ended December 31, 2003, the three months ended December 31, 2002, the fiscal year ended September 30, 2002 and for the period from June 2, 2001 through September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, on June 2, 2001 the Company changed its basis of accounting for purchased assets and liabilities, and on October 1, 2001 the Company changed the manner in which it accounts for goodwill and other intangible assets.


PricewaterhouseCoopers LLP
New York, New York
January 22, 2004

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CIT Group Inc.:

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

As discussed in Note 1 to the financial statements, on January 1, 2001 the Company changed the manner in which it accounts for derivative instruments and hedging activities.


PricewaterhouseCoopers LLP
New York, New York
October 18, 2001, except as to the reacquisition of international subsidiaries described in Note 25 and the reorganization of Tyco Capital Holding Inc.
described in Note 24, which are as of
February 11, 2002 and July 1, 2002, respectively.

                         CIT GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      ($ in millions -- except share data)

                                                                       December 31,         December 31,          September 30,
                                                                          2003                  2002                   2002
                                                                       ------------         ------------          -------------
                             ASSETS

Financing and leasing assets:
   Finance receivables ........................................         $31,300.2             $27,621.3             $28,459.0
Reserve for credit losses .....................................            (643.7)               (760.8)               (777.8)
                                                                        ---------             ---------             ---------
   Net finance receivables ....................................          30,656.5              26,860.5              27,681.2
   Operating lease equipment, net .............................           7,615.5               6,704.6               6,567.4
   Finance receivables held for sale ..........................             918.3               1,213.4               1,019.5
Cash and cash equivalents .....................................           1,973.7               2,036.6               2,274.4
Retained interests in securitizations .........................           1,380.8               1,451.4               1,410.4
Goodwill and intangible assets ................................             487.7                 400.9                 402.0
Other assets ..................................................           3,310.3               3,265.0               3,355.6
                                                                        ---------             ---------             ---------
Total Assets ..................................................         $46,342.8             $41,932.4             $42,710.5
                                                                        =========             =========             =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Debt:
   Commercial paper ...........................................         $ 4,173.9             $ 4,974.6             $ 4,654.2
   Variable-rate bank credit facilities .......................                --               2,118.0               4,037.4
   Variable-rate senior notes .................................           9,408.4               4,906.9               5,379.0
   Fixed-rate senior notes ....................................          19,830.8              19,681.8              18,385.4
   Preferred capital securities ...............................             255.5                    --                    --
                                                                        ---------             ---------             ---------
Total debt ....................................................          33,668.6              31,681.3              32,456.0
Credit balances of factoring clients ..........................           3,894.6               2,270.0               2,513.8
Accrued liabilities and payables ..............................           3,346.4               2,853.2               2,725.2
                                                                        ---------             ---------             ---------
Total Liabilities .............................................          40,909.6              36,804.5              37,695.0
                                                                        ---------             ---------             ---------
Commitments and Contingencies (Note 17)
Minority interest .............................................              39.0                    --                    --
Preferred capital securities ..................................                --                 257.2                 257.7
Stockholders' Equity:
   Preferred stock, $0.01 par value,
     100,000,000 authorized; none issued ......................                --                    --                    --
   Common stock, $0.01 par value,
     600,000,000 authorized; 211,848,997
     issued and 211,805,468 outstanding .......................               2.1                   2.1                   2.1
   Paid-in capital, net of deferred
     compensation of $30.6, $5.5 and $6.4 .....................          10,677.0              10,676.2              10,674.8
   Contributed capital ........................................                                                            --
   Accumulated (deficit) ......................................          (5,141.8)             (5,606.9)             (5,722.8)
   Accumulated other comprehensive loss .......................            (141.6)               (200.7)               (196.3)
Less: Treasury stock, 43,529 shares, at cost ..................              (1.5)                   --                    --
                                                                        ---------             ---------             ---------
Total Stockholders' Equity ....................................           5,394.2               4,870.7               4,757.8
                                                                        ---------             ---------             ---------
Total Liabilities and Stockholders' Equity ....................         $46,342.8             $41,932.4             $42,710.5
                                                                        =========             =========             =========

                See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    ($ in millions -- except per share data)

                                                           Year         Three Months       Year           June 2         January 1
                                                           Ended            Ended          Ended          through         through
                                                       December 31,     December 31,   September 30,   September 30,      June 1,
                                                           2003             2002           2002            2001            2001
                                                       ------------     ------------   -------------   -------------   ------------
                                                        (successor)      (successor)    (successor)     (successor)    (predecessor)
Finance income ..................................       $ 3,729.5        $   971.7      $ 4,342.8        $ 1,676.5      $ 2,298.8
Interest expense ................................         1,319.3            340.0        1,439.3            597.1        1,022.7
                                                        ---------        ---------      ---------        ---------      ---------
Net finance income ..............................         2,410.2            631.7        2,903.5          1,079.4        1,276.1
Depreciation on operating lease
  equipment .....................................         1,053.0            277.3        1,241.0            448.6          588.1
                                                        ---------        ---------      ---------        ---------      ---------
Net finance margin ..............................         1,357.2            354.4        1,662.5            630.8          688.0
Provision for credit losses .....................           387.3            133.4          788.3            116.1          216.4
                                                        ---------        ---------      ---------        ---------      ---------
Net finance margin after provision
  for credit losses .............................           969.9            221.0          874.2            514.7          471.6
Other revenue ...................................           947.6            263.5          972.6            336.2          230.4
(Loss) gain on venture capital
  investments ...................................           (88.3)            (6.4)         (40.3)            (1.1)           7.1
                                                        ---------        ---------      ---------        ---------      ---------
Operating margin ................................         1,829.2            478.1        1,806.5            849.8          709.1
                                                        ---------        ---------      ---------        ---------      ---------
Salaries and general operating
  expenses ......................................           942.3            242.1          946.4            348.5          446.0
Interest expense -- TCH .........................              --               --          662.6             97.7            1.1
Goodwill impairment .............................              --               --        6,511.7               --             --
Goodwill amortization ...........................              --               --             --             59.8           37.8
Acquisition-related costs .......................              --               --             --               --           54.0
                                                        ---------        ---------      ---------        ---------      ---------
Operating expenses ..............................           942.3            242.1        8,120.7            506.0          538.9
                                                        ---------        ---------      ---------        ---------      ---------
Gain on redemption of debt ......................            50.4               --             --               --             --
                                                        ---------        ---------      ---------        ---------      ---------
Income (loss) before provision for
  income taxes ..................................           937.3            236.0       (6,314.2)           343.8          170.2
Provision for income taxes ......................          (365.0)           (92.0)        (374.0)          (157.4)         (84.8)
Dividends on preferred capital
  securities, after tax .........................            (5.4)            (2.7)         (10.5)            (3.6)          (4.9)
                                                        ---------        ---------      ---------        ---------      ---------
Net income (loss) ...............................       $   566.9        $   141.3      $(6,698.7)       $   182.8      $    80.5
                                                        =========        =========      =========        =========      =========
Net income (loss) per basic share ...............       $    2.68        $    0.67      $  (31.66)       $    0.86      $    0.38
                                                        =========        =========      =========        =========      =========
Net income (loss) per diluted share .............       $    2.66        $    0.67      $  (31.66)       $    0.86      $    0.38
                                                        =========        =========      =========        =========      =========

Note: Per share calculations for the periods June 2 through September 30, 2001 and January 1 through June 1, 2001 assume that the shares for the twelve months ended September 30, 2002 were outstanding for the respective periods.

                See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 ($ in millions)

                                                                                             Accumulated     Total         Total
                                               Common     Paid-in    Contributed   Treasury   Earnings/  Comprehensive Stockholders'
                                                Stock     Capital      Capital       Stock    (Deficit)  Income/(Loss)    Equity
                                               ------     -------    -----------   --------   ---------  ------------- -------------
December 31, 2000 (predecessor) ............  $     2.7  $ 3,527.2    $      --    $  (137.7)  $ 2,603.3   $    11.7    $ 6,007.2
Net income .................................                                                        80.5                     80.5
Foreign currency translation adjustments ...                                                                   (33.7)       (33.7)
Cumulative effect of new accounting
  principle ................................                                                                  (146.5)      (146.5)
Change in fair values of derivatives
  qualifying as cash flow hedges ...........                                                                     0.6          0.6
                                                                                                                        ---------
Total comprehensive loss ...................                                                                                (99.1)
                                                                                                                        ---------
Cash dividends .............................                                                       (52.9)                   (52.9)
Issuance of treasury stock .................                                            27.6                                 27.6
Restricted common stock grants .............                  12.4                                                           12.4
Merger of TCH ..............................                           (4,579.9)                                         (4,579.9)
                                              ---------  ---------    ---------    ---------   ---------   ---------    ---------
June 1, 2001 (predecessor) .................        2.7    3,539.6     (4,579.9)      (110.1)    2,630.9      (167.9)     1,315.3
Recapitalization at acquisition ............              (3,539.6)     3,539.6                                                --
Effect of push-down accounting of
  Tyco's purchase price on CIT's net assets.       (2.7)                5,945.1        110.1    (2,631.7)      167.9      3,588.7
                                              ---------  ---------    ---------    ---------   ---------   ---------    ---------
June 2, 2001 (successor) ...................         --         --      4,904.8           --        (0.8)         --      4,904.0
Net income .................................                                                       182.8                    182.8
Foreign currency translation adjustments ...                                                                   (13.4)       (13.4)
Change in fair values of derivatives
  qualifying as cash flow hedges ...........                                                                   (63.4)       (63.4)
                                                                                                                        ---------
Total comprehensive income .................                                                                                106.0
                                                                                                                        ---------
Cash dividends .............................                                                        (0.1)                    (0.1)
Tax benefit on stock transactions ..........                               39.4                                              39.4
Capital contribution from Tyco .............                              898.3                                             898.3
                                              ---------  ---------    ---------    ---------   ---------   ---------    ---------
September 30, 2001 (successor) .............         --         --      5,842.5           --       181.9       (76.8)     5,947.6
Net loss ...................................                                                    (6,698.7)                (6,698.7)
Foreign currency translation adjustments ...                                                                   (62.4)       (62.4)
Change in fair values of derivatives
  qualifying as cash flow hedges ...........                                                                   (57.1)       (57.1)
Unrealized gain on equity and
  securitization investments, net ..........                                                                    21.0         21.0
Minimum pension liability adjustment .......                                                                   (21.0)       (21.0)
                                                                                                                        ---------
Total comprehensive loss ...................                                                                             (6,818.2)
                                                                                                                        ---------
Issuance of common stock in connection
  with the initial public offering .........        2.0   10,420.4    (10,422.4)                                               --
Common stock issued -- overallotment .......        0.1      249.2                                                          249.3
Capital contribution from Tyco
  for TCH ..................................                            4,579.9                    794.0                  5,373.9
Restricted common stock grants .............                   5.2                                                            5.2
                                              ---------  ---------    ---------    ---------   ---------   ---------    ---------
September 30, 2002 (successor) .............        2.1   10,674.8           --           --    (5,722.8)     (196.3)     4,757.8
Net income .................................                                                       141.3                    141.3
Foreign currency translation adjustments ...                                                                     0.2          0.2
Change in fair values of derivatives
  qualifying as cash flow hedges ...........                                                                     2.2          2.2
Unrealized losses on equity and
  securitization investments, net ..........                                                                    (6.8)        (6.8)
                                                                                                                        ---------
Total comprehensive income .................                                                                                136.9
                                                                                                                        ---------
Cash dividends .............................                                                       (25.4)                   (25.4)
Restricted common stock grants .............                   1.4                                                            1.4
                                              ---------  ---------    ---------    ---------   ---------   ---------    ---------
December 31, 2002 (successor) ..............        2.1   10,676.2           --           --    (5,606.9)     (200.7)     4,870.7
Net income .................................                                                       566.9                    566.9
Foreign currency translation adjustments ...                                                                   (30.2)       (30.2)
Change in fair values of derivatives
  qualifying as cash flow hedges ...........                                                                    77.0         77.0
Unrealized losses on equity and
  securitization investments, net ..........                                                                    (7.4)        (7.4)
Minimum pension liability adjustment .......                                                                    19.7         19.7
                                                                                                                        ---------
Total comprehensive income .................                                                                                626.0
                                                                                                                        ---------
Cash dividends .............................                                                      (101.8)                  (101.8)
Restricted common stock grants .............                   8.8                                                            8.8
Treasury stock purchased, at cost ..........                                           (28.9)                               (28.9)
Exercise of stock option awards ............                  (8.0)                     27.4                                 19.4
                                              ---------  ---------    ---------    ---------   ---------   ---------    ---------
December 31, 2003 (successor) ..............  $     2.1  $10,677.0    $      --    $    (1.5)  $(5,141.8)  $  (141.6)   $ 5,394.2
                                              =========  =========    =========    =========   =========   =========    =========

                See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in millions)

                                                             Year        Three Months       Year           June 2        January 1
                                                            Ended           Ended          Ended          through        through
                                                         December 31,    December 31,   September 30,   September 30,     June 1,
                                                             2003            2002           2002            2001           2001
                                                          ---------       ---------       ---------       ---------      ---------
                                                         (successor)     (successor)     (successor)     (successor)   (predecessor)
Cash Flows From Operations:
Net income (loss) ..................................      $   566.9       $   141.3       $(6,698.7)      $   182.8     $    80.5
Adjustments to reconcile net income
  (loss) to net cash flows from operations:
Provision for credit losses ........................          387.3           133.4           788.3           116.1         216.4
Depreciation and amortization ......................        1,086.6           287.5         1,286.5           521.3         642.4
Provision for deferred federal
  income taxes .....................................          265.1            71.9           276.9           113.6          63.7
Gains on equipment, receivable and
  investment sales, net ............................         (253.0)          (58.2)         (243.4)         (120.2)        (11.1)
Gain on debt redemption ............................          (50.4)             --              --              --            --
Loss (gain) on venture capital investments .........           88.3             6.4            40.3             1.1          (7.1)
Increase (decrease) in accrued
  liabilities and payables .........................          279.2            55.4            57.0          (349.8)        (28.2)
(Increase) decrease in other assets ................         (174.2)           26.7          (626.7)         (429.7)         69.9
Goodwill impairment ................................             --              --         6,511.7              --            --
Other ..............................................           (8.7)          (52.0)            4.0           (67.3)         34.9
                                                          ---------       ---------       ---------       ---------     ---------
Net cash flows provided by (used for)
  operations .......................................        2,187.1           612.4         1,395.9           (32.1)      1,061.4
                                                          ---------       ---------       ---------       ---------     ---------
Cash Flows From Investing Activities:
Loans extended .....................................      (53,157.8)      (12,873.8)      (48,300.6)      (15,493.1)    (20,803.0)
Collections on loans ...............................       45,123.9        12,089.7        42,584.2        12,750.6      18,520.2
Proceeds from asset and receivable
  sales ............................................        7,714.1         1,085.4        10,992.4         5,213.0       2,879.6
Purchases of assets to be leased ...................       (2,096.3)         (449.1)       (1,877.2)         (756.9)       (694.0)
Purchases of finance receivable portfolios .........       (1,097.5)         (254.7)         (372.7)             --            --
Net (increase) decrease in short-term
  factoring receivables ............................         (396.1)          391.7          (651.9)         (471.2)       (131.0)
Intangible assets acquired with portfolio
   purchases .......................................          (92.6)             --              --              --            --

Other ..............................................           14.8            (4.3)          (52.5)            3.2         (24.4)
                                                          ---------       ---------       ---------       ---------     ---------
Net cash flows (used for) provided
  by investing activities ..........................       (3,987.5)          (15.1)        2,321.7         1,245.6        (252.6)
                                                          ---------       ---------       ---------       ---------     ---------
Cash Flows From Financing Activities:
Proceeds from the issuance of variable
  and fixed rate notes .............................       13,034.6         2,463.2        13,093.4         1,000.0       6,246.6
Repayments of variable and
  fixed-rate notes .................................      (10,265.6)       (3,558.3)      (12,148.8)       (3,272.2)     (6,491.5)
Net (decrease) increase in commercial
  paper ............................................         (800.7)          320.4        (4,186.2)       (1,007.8)        813.6
Net repayments of non-recourse
  leveraged lease debt .............................         (125.4)          (35.0)         (187.7)          (26.6)         (8.7)
Cash dividends paid ................................         (101.8)          (25.4)             --              --         (52.9)
Other ..............................................           (3.6)             --              --              --          27.6
Capital contributions from former Parent ...........             --              --           923.5           744.7           0.8
Proceeds from issuance of common stock .............             --              --           254.6              --            --
                                                          ---------       ---------       ---------       ---------     ---------
Net cash flows provided by (used for)
  financing activities .............................        1,737.5          (835.1)       (2,251.2)       (2,561.9)        535.5
                                                          ---------       ---------       ---------       ---------     ---------
Net (decrease) increase in cash and cash
  equivalents ......................................          (62.9)         (237.8)        1,466.4        (1,348.4)      1,344.3
Cash and cash equivalents, beginning
  of period ........................................        2,036.6         2,274.4           808.0         2,156.4         812.1
                                                          ---------       ---------       ---------       ---------     ---------
Cash and cash equivalents, end of period ...........      $ 1,973.7       $ 2,036.6       $ 2,274.4       $   808.0     $ 2,156.4
                                                          =========       =========       =========       =========     =========
Supplementary Cash Flow Disclosure:
Interest paid ......................................      $ 1,517.6       $   418.5       $ 1,713.9       $   652.9     $ 1,067.6
Federal, foreign and state and local
  income taxes (refunded) paid -- net ...............     $    80.6       $    44.2       $   (43.9)      $    31.4     $    14.7
Supplementary Non-cash Disclosure:
Push-down of purchase price by Parent ..............             --              --              --       $ 9,484.7            --

                See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Business and Summary of Significant Accounting Policies

      CIT Group Inc., a Delaware corporation ("we," "CIT" or the "Company"), is a leading global source of financing and leasing capital for companies in a wide variety of industries, including many of today's leading industries and emerging businesses, offering vendor, equipment, commercial, factoring, consumer, and structured financing products. CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region.

Basis of Presentation

      The Consolidated Financial Statements include the results of CIT and its subsidiaries and have been prepared in U.S. dollars in accordance with accounting principles generally accepted in the United States. Certain prior period amounts have been reclassified to conform to the current presentation. On June 1, 2001, The CIT Group, Inc. was acquired by a wholly-owned subsidiary of Tyco International Ltd. ("Tyco"), in a purchase business combination recorded under the "push-down" method of accounting, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001 and the recognition of related goodwill. On July 8, 2002, Tyco completed a sale of 100% of CIT's outstanding common stock in an initial public offering ("IPO"). Immediately prior to the offering, CIT was merged with its parent Tyco Capital Holding, Inc. ("TCH"), a company used to acquire CIT. As a result, the historical financial results of TCH are included in the historical consolidated CIT financial statements.

      Following the acquisition by Tyco, our fiscal year end was changed from December 31 to September 30, to conform to Tyco's fiscal year end. On November 5, 2002, the CIT Board of Directors approved the return to a calendar year end effective December 31, 2002. As a result, the three months ended December 31, 2002 constitutes a transitional fiscal period.

      In accordance with the provisions of FASB Interpretation No. 46R ("FIN 46"), "Consolidation of Variable Interest Entities," CIT consolidates variable interest entities for which management has concluded that CIT is the primary beneficiary. Entities that do not meet the definition of a variable interest entity are subject to the provisions of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements" and are consolidated when management has determined that it has the controlling financial interest. Entities which do not meet the consolidation criteria in either FIN 46 or ARB 51 but which are significantly influenced by the Company, generally those entities that are twenty to fifty percent owned by CIT, are included in other assets at cost for securities not readily marketable and presented at the corresponding share of equity plus loans and advances. Investments in entities which management does not have significant influence are included in other assets at cost, less declines in value that are other than temporary. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", qualifying special purpose entities utilized in securitizations are not consolidated. Inter-company transactions have been eliminated.

Financing and Leasing Assets

      CIT provides funding through a variety of financing arrangements, including term loans, lease financing and operating leases. The amounts outstanding on loans and direct financing leases are referred to as finance receivables and, when combined with finance receivables held for sale, net book value of operating lease equipment, and certain investments, represent financing and leasing assets.

      At the time of designation for sale, securitization or syndication by management, assets are classified as finance receivables held for sale. These assets are carried at the lower of cost or fair value.

Income Recognition

      Finance income includes interest on loans, the accretion of income on direct financing leases, and rents on operating leases. Related origination and other nonrefundable fees and direct origination costs are deferred and amortized as an adjustment of finance income over the contractual life of the transactions. Income on finance receivables other than leveraged leases is recognized on an accrual basis commencing in the month of origination

                         CIT GROUP INC. AND SUBSIDIARIES
using methods that generally approximate the interest method. Leveraged lease income is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which CIT has a positive investment in the transaction, net of related deferred tax liabilities. Rental income on operating leases is recognized on an accrual basis.

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

      Other revenue includes the following: (1) factoring commissions, (2) commitment, facility, letters of credit and syndication fees, (3) servicing fees, (4) gains and losses from sales of leasing equipment and sales and securitizations of finance receivables, and (5) equity in earnings of joint ventures and unconsolidated subsidiaries.

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

Charge-off of Finance Receivables

      Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the borrower's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Such charge-offs are deducted from the carrying value of the related finance receivables. To the extent that an unrecovered balance remains due, a final charge-off is taken at the time collection efforts are deemed no longer useful. Charge-offs are recorded on consumer and certain small ticket commercial finance receivables beginning at 180 days of contractual delinquency based upon historical loss severity. Collections on accounts previously charged off are recorded as recoveries.

                         CIT GROUP INC. AND SUBSIDIARIES

Impaired Loans

      Impaired loans include any loans for $500 thousand or greater, other than homogeneous pools of loans, that are placed on non-accrual status or any troubled debt restructuring that is subject to periodic individual review by CIT's Asset Quality Review Committee ("AQR"). The AQR, which is comprised of members of senior management, reviews overall portfolio performance, as well as individual accounts meeting certain credit risk grading parameters. Excluded from impaired loans are: 1) certain individual commercial non-accrual loans for which the collateral value supports the outstanding balance and the continuation of earning status, 2) consumer loans, which are subject to automatic charge-off procedures, and 3) short-term factoring customer receivables, generally having terms of no more than 30 days. Loan impairment is defined as any shortfall between the estimated value and the recorded investment in the loan, with the estimated value determined using the fair value of the collateral and other cash flows if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate.

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

      Other intangible assets are comprised primarily of acquired customer relationships, proprietary computer software and related transaction processes. Other intangible assets are being amortized over periods ranging from five to twenty years on a straight-line basis, and are assessed for impairment at least annually.

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

      Investments in debt and equity securities of non-public companies are carried at fair value. Gains and losses are recognized upon sale or write-down of these investments as a component of operating margin.

                         CIT GROUP INC. AND SUBSIDIARIES

Securitizations

      Pools of assets are originated and sold to special purpose entities which, in turn, issue debt securities backed by the asset pools or sell individual interests in the assets to investors. CIT retains the servicing rights and participates in certain cash flows from the pools. The present value of expected net cash flows (after payment of principal and interest to certificate and/or note holders and credit-related disbursements) that exceeds the estimated cost of servicing is recorded at the time of sale as a "retained interest." Retained interests in securitized assets are classified as available-for-sale securities under SFAS No. 115. CIT, in its estimation of those net cash flows and retained interests, employs a variety of financial assumptions, including loan pool credit losses, prepayment speeds and discount rates. These assumptions are supported by both CIT's historical experience, market trends and anticipated performance relative to the particular assets securitized. Subsequent to the recording of retained interests, CIT reviews such values quarterly. Fair values of retained interests are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates and are then compared to the respective carrying values. Unrealized losses, representing the excess of carrying value over estimated current fair value, are recorded as an impairment in current earnings. Unrealized gains are not credited to current earnings, but are reflected in stockholders' equity as part of other comprehensive income.

Derivative Financial Instruments

      CIT uses interest rate swaps, currency swaps and foreign exchange forward contracts as part of a worldwide market risk management program to hedge against the effects of future interest rate and currency fluctuations. CIT does not enter into derivative financial instruments for trading or speculative purposes.

      On January 1, 2001, CIT adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Derivative instruments are recognized in the balance sheet at their fair values in other assets and accrued liabilities and payables, and changes in fair values are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive income as a separate component of equity, and contractual cash flows, along with the related impact of the hedged items, continue to be recognized in earnings. Any ineffective portion of a hedge is reported in current earnings. Amounts accumulated in other comprehensive income are reclassified to earnings in the same period that the hedged transaction impacts earnings.

      The net interest differential, including premiums paid or received, if any, on interest rate swaps, is recognized on an accrual basis as an adjustment to finance income or as interest expense to correspond with the hedged position. In the event of early termination of a derivative instrument classified as a cash flow hedge, the gain or loss remains in accumulated other comprehensive income until the hedged transaction is recognized in earnings.

      CIT utilizes foreign exchange forward contracts or cross-currency swaps to convert U.S. dollar borrowings into local currency when local borrowings are not cost effective or available. CIT also utilizes foreign exchange forward contracts to hedge its net investments in foreign operations. These instruments are designated as hedges and resulting gains and losses are reflected in accumulated other comprehensive income as a separate component of equity.

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

                         CIT GROUP INC. AND SUBSIDIARIES

Income Taxes

      Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. income taxes are generally not provided on undistributed earnings of foreign operations as such earnings are permanently invested. Income tax reserves are included in current taxes payable, which is reflected in accrued liabilities and payables.

Other Comprehensive Income/Loss

      Other comprehensive income/loss includes unrealized gains on securitization retained interests and other investments, foreign currency translation adjustments pertaining to both the net investment in foreign operations and the related derivatives designated as hedges of such investments, the changes in fair values of derivative instruments designated as hedges of future cash flows and minimum pension liability adjustments.

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

Stock-Based Compensation

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

                                                         Year       Three Months         Year            June 2        January 1
                                                         Ended          Ended            Ended           through        through
                                                     December 31,   December 31,     September 30,    September 30,     June 1,
                                                         2003           2002             2002             2001           2001
                                                     ------------   ------------     -------------    -------------   ----------
                                                     (successor)     (successor)     (successor)        (successor)  (predecessor)
Net income (loss) as reported .................       $   566.9       $   141.3       $(6,698.7)        $   182.8      $    80.5
Stock-based compensation expense
  -- fair value method, after tax .............           (23.0)           (5.7)           (5.7)               --             --
                                                      ---------       ---------       ---------         ---------      ---------
Pro forma net income (loss) ...................       $   543.9       $   135.6       $(6,704.4)        $   182.8      $    80.5
                                                      =========       =========       =========         =========      =========
Basic earnings per share as reported ..........       $    2.68       $    0.67       $  (31.66)        $    0.86      $    0.38
                                                      =========       =========       =========         =========      =========
Basic earnings per share pro forma ............       $    2.57       $    0.64       $  (31.69)        $    0.86      $    0.38
                                                      =========       =========       =========         =========      =========
Diluted earnings per share
  as reported .................................       $    2.66       $    0.67       $  (31.66)        $    0.86      $    0.38
                                                      =========       =========       =========         =========      =========
Diluted earnings per share pro forma ..........       $    2.55       $    0.64       $  (31.69)        $    0.86      $    0.38
                                                      =========       =========       =========         =========      =========

                         CIT GROUP INC. AND SUBSIDIARIES

Accounting Pronouncements

      In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" (FSP 106-1). FSP 106-1 permits employers that sponsor postretirement benefit plans providing prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003. CIT has elected to defer the related accounting pending further guidance from the FASB.

      In December 2003, the FASB revised SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revision requires additional disclosures regarding defined benefit pension plan assumptions, assets, obligations, cash flows and costs for fiscal years ending after December 15, 2003. The additional required disclosures are included in Note 16 -- Post Retirement and Other Benefit Plans.

      In December 2003, the SEC announced that it will release a Staff Accounting Bulletin that will require issued loan commitments to be accounted for as written options that would be reported as liabilities until the loan is made or they expire unexercised. Management is evaluating the impact of this proposed accounting pending further guidance from the SEC and the FASB.

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

      In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This pronouncement amends and clarifies financial accounting and reporting for certain derivative instruments, including certain derivative instruments embedded in other contracts. This pronouncement is effective for all contracts entered into or modified after June 30, 2003. The implementation of SFAS No. 149 did not have a significant impact on our financial position or results of operations.

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

      The FIN 46 impact to CIT is primarily related to three types of transactions: 1) strategic vendor partner joint ventures, 2) securitizations, and 3) selected financing and private equity transactions. The implementation of this standard did not change the current equity method of accounting for our strategic vendor partner joint ventures (see Note 20). Our securitization transactions outstanding at December 31, 2003 will continue to qualify as off-balance sheet transactions. The Company may structure certain future securitization transactions, including factoring trade account receivables transactions, as on-balance sheet financings. Certain VIEs acquired primarily in conjunction with selected financing and/or private equity transactions may be consolidated under FIN 46.

                         CIT GROUP INC. AND SUBSIDIARIES

The consolidation of these entities will not have a significant impact on our financial position or results of operations. In December 2003, the FASB revised FIN 46. This revision clarified certain provisions within FIN 46 and delayed implementation for selected transactions until reporting periods ending after March 15, 2004. The revisions to FIN 46 do not have a significant impact on our previous assessments.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The expanded disclosure requirements were required for financial statements ending after December 15, 2002, while the liability recognition provisions were applicable to all guarantee obligations modified or issued after December 31, 2002.

Note 2 -- Finance Receivables

      The following table presents the breakdown of finance receivables by loans and lease receivables ($ in millions).

                        December 31, 2003  December 31, 2002  September 30, 2002
                        -----------------  -----------------  ------------------
Loans ..................    $25,137.1          $21,030.2         $21,633.8
Leases .................      6,163.1            6,591.1           6,825.2
                            ---------          ---------         ---------
   Finance receivables..    $31,300.2          $27,621.3         $28,459.0
                            =========          =========         =========

      Finance receivables include unearned income of $3.3 billion, $ 3.2 billion and $3.3 billion at December 31, 2003, December 31, 2002, and September 30, 2002, respectively. Included in finance receivables are equipment residual values of $2.4 billion at both December 31, 2003 and December 31, 2002 and $2.3 billion at September 30, 2002. Included in lease receivables at December 31, 2003, December 31, 2002, and September 30, 2002 are leveraged leases of $1.1 billion, $1.2 billion, and $1.1 billion, respectively. Leveraged leases exclude the portion funded by third party non-recourse debt payable of $3.3 billion at December 31, 2003, $3.7 billion at December 31, 2002, and $3.6 billion at September 30, 2002.

      Additionally, CIT still managed finance receivables previously securitized totaling $9.7 billion at December 31, 2003, $10.5 billion at December 31, 2002, and $11.2 billion at September 30, 2002.

      The following table sets forth the contractual maturities of finance receivables due in the respective fiscal period. The 2003 decline in maturities for the 'due within one year' category reflects a refinement in the presentation relating to certain revolving loans. Current year maturities for these loans are reflected in their contractual maturity date, but in prior years the current year maturities were grouped in the first year total. Prior year balances have not been conformed ($ in millions).

                                              December 31, 2003        December 31, 2002        September 30, 2002
                                           ---------------------    ---------------------      --------------------
                                            Amount       Percent      Amount      Percent       Amount      Percent
                                           --------      -------    ---------     -------      -------      -------
Due within one year ...................    $11,698.9      37.4%     $12,076.3       43.7%      $13,136.8      46.2%
Due within one to two years ...........      4,503.7      14.4        3,598.8       13.0         3,541.2      12.4
Due within two to four years ..........      5,639.0      18.0        4,181.2       15.2         4,375.7      15.4
Due after four years ..................      9,458.6      30.2        7,765.0       28.1         7,405.3      26.0
                                           ---------     -----      ---------      -----       ---------     -----
   Total ..............................    $31,300.2     100.0%     $27,621.3      100.0%      $28,459.0     100.0%
                                           =========     =====      =========      =====       =========     =====

      Non-performing assets reflect both finance receivables on non-accrual status (primarily loans that are ninety days or more delinquent) and assets received in satisfaction of loans (repossessed assets). The following table sets forth certain information regarding total non-performing assets ($ in millions).

                                                          December 31, 2003    December 31, 2002    September 30, 2002
                                                          -----------------    -----------------    ------------------
Non-accrual finance receivables ....................           $   566.5           $   946.4             $   976.6
Assets received in satisfaction of loans ...........               110.0               139.4                 163.2
                                                               ---------           ---------             ---------
Total non-performing assets ........................           $   676.5           $ 1,085.8             $ 1,139.8
                                                               =========           =========             =========
Percentage of finance receivables ..................                2.16%               3.93%                 4.01%

                         CIT GROUP INC. AND SUBSIDIARIES

      At December 31, 2003, December 31, 2002, and September 30, 2002, the recorded investment in loans considered for impairment totaled $516.5 million, $959.9 million, and $1,001.2 million, respectively. Loans whose estimated fair market value is less than current recorded value totaled $279.8 million, $522.3 million, and $449.8 million at December 31, 2003, December 31, 2002, and September 30, 2002, respectively. The corresponding specific reserve for credit loss allocations were $120.7 million, $156.9 million, and $197.4 million and is included in the reserve for credit losses. The average monthly recorded investment in loans considered for impairment was $690.5 million (including $316.0 million relating to telecommunications), $980.6 million (including $327.3 million relating to telecommunications), and $818.9 million (including $185.5 million relating to telecommunications) for the year ended December 31, 2003, three months ended December 31, 2002, and twelve months ended September 30, 2002, respectively. After being classified as impaired, there was no finance income recognized on these loans because our definition of an impaired loan is based upon non-accrual classification. The amount of finance income that would have been recorded under contractual terms for impaired loans would have been $33.3 million, $19.2 million, $65.2 million, and $46.1 million for the year ended December 31, 2003, for the three months ended December 31, 2002, for the twelve months ended September 30, 2002, and for the nine months ended September 30, 2001, respectively.

Note 3 -- Reserve for Credit Losses

      The following table presents changes in the reserve for credit losses ($ in millions).

                                                       For the       For the Three      For the           June 2        January 1
                                                      Year Ended     Months Ended      Year Ended         through        through
                                                     December 31,    December 31,     September 30,    September 30,     June 1,
                                                         2003            2002             2002             2001           2001
                                                     ------------    ------------     -------------    -------------   -----------
                                                     (successor)      (successor)      (successor)      (successor)   (predecessor)
Balance, beginning of period ..................        $ 760.8          $ 777.8          $ 492.9          $ 462.7        $ 468.5
                                                       -------          -------          -------          -------        -------
Provision for credit losses ...................          408.8            133.4            453.3            116.1          126.9
Provision for credit losses --
  specific reserving actions(1) ...............          (21.5)              --            335.0               --           89.5
Reserves relating to dispositions,
  acquisitions, other .........................           17.5              4.1            (11.1)             0.9          (17.2)
                                                       -------          -------          -------          -------        -------
  Additions to the reserve for
    credit losses .............................          404.8            137.5            777.2            117.0          199.2
                                                       -------          -------          -------          -------        -------
Finance receivables charged-off ...............         (572.9)          (173.2)          (539.1)           (93.7)        (215.8)
Recoveries on finance receivables
  previously charged-off ......................           51.0             18.7             46.8              6.9           10.8
                                                       -------          -------          -------          -------        -------
  Net credit losses ...........................         (521.9)          (154.5)          (492.3)           (86.8)        (205.0)
                                                       -------          -------          -------          -------        -------
Balance, end of period ........................        $ 643.7          $ 760.8          $ 777.8          $ 492.9        $ 462.7
                                                       =======          =======          =======          =======        =======
Reserve for credit losses as a
  percentage of finance
  receivables .................................           2.06%            2.75%            2.73%            1.55%          1.50%
                                                       =======          =======          =======          =======        =======

--------------------------------------------------------------------------------
(1) The 2002 amounts consist of reserving actions relating to telecommunications ($200.0 million) and Argentine exposures ($135.0 million). The 2001 amount consists of a provision for under-performing loans and leases, primarily in the telecommunications portfolio.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 4 -- Operating Lease Equipment

      The following table provides an analysis of the net book value (net of accumulated depreciation of $1.5 billion, $1.3 billion, and $1.2 billion) of operating lease equipment by equipment type at December 31, 2003, December 31, 2002, and September 30, 2002 ($ in millions).

                                                         December 31, 2003       December 31, 2002       September 30, 2002
                                                         -----------------       -----------------       ------------------
Commercial aircraft ..........................               $4,141.1                $3,185.4                $3,005.5
Railcars and locomotives .....................                1,987.3                 1,507.7                 1,373.9
Communications ...............................                  320.6                   507.5                   554.5
Business aircraft ............................                  242.5                   292.6                   341.3
Office equipment .............................                  235.0                   132.7                   124.9
Information technology .......................                  229.3                   337.6                   370.3
Other ........................................                  459.7                   741.1                   797.0
                                                             --------                --------                --------
   Total .....................................               $7,615.5                $6,704.6                $6,567.4
                                                             ========                ========                ========

      Equipment not currently subject to lease agreements totaled 265.9 million, $385.9 million and $267.3 million at December 31, 2003, December 31, 2002, and September 30, 2002, respectively.

      Rental income on operating leases, which is included in finance income, totaled $1.5 billion for the twelve months ended December 31, 2003, $0.4 billion for the three months ended December 31, 2002, $1.7 billion for the twelve months ended September 30, 2002, and $1.5 billion for the combined nine months ended September 30, 2001. The following table presents future minimum lease rentals on non-cancelable operating leases as of December 31, 2003. Excluded from this table are variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing operating lease equipment at lease expiration, all of which are components of operating lease profitability ($ in millions).

Years Ended December 31,                                                  Amount
------------------------                                                  ------
2004 .............................................................      $  997.1
2005 .............................................................         666.5
2006 .............................................................         411.0
2007 .............................................................         269.9
2008 .............................................................         207.1
Thereafter .......................................................         320.2
                                                                        --------
       Total .....................................................      $2,871.8
                                                                        ========

Note 5 -- Concentrations

      The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets at December 31, 2003, December 31, 2002, and September 30, 2002 ($ in millions):

                                                    December 31, 2003       December 31, 2002      September 30, 2002
                                                    -----------------       -----------------      ------------------
Geographic                                           Amount   Percent       Amount    Percent       Amount   Percent
                                                    -------   -------       ------    -------      -------   --------
North America:
Northeast ....................................     $ 8,319.8    20.8%     $ 7,833.8     21.8%     $ 8,047.0    22.1%
West .........................................       7,485.5    18.7        6,223.8     17.4        6,339.1    17.4
Midwest ......................................       5,996.2    14.9        5,748.3     16.0        5,941.0    16.3
Southeast ....................................       5,558.6    13.9        4,946.8     13.8        4,854.1    13.3
Southwest ....................................       4,423.1    11.0        3,691.9     10.3        3,932.0    10.8
Canada .......................................       2,055.5     5.1        1,804.9      5.0        1,688.4     4.7
                                                   ---------   -----      ---------    -----      ---------   -----
Total North America ..........................      33,838.7    84.4       30,249.5     84.3       30,801.6    84.6
Other foreign ................................       6,245.2    15.6        5,625.2     15.7        5,586.0    15.4
                                                   ---------   -----      ---------    -----      ---------   -----
   Total .....................................     $40,083.9   100.0%     $35,874.7    100.0%     $36,387.6   100.0%
                                                   =========   =====      =========    =====      =========   =====

                         CIT GROUP INC. AND SUBSIDIARIES

                                                    December 31, 2003       December 31, 2002      September 30, 2002
                                                    -----------------       -----------------      ------------------
Industry                                             Amount   Percent       Amount    Percent       Amount   Percent
                                                    -------   -------       ------    -------      -------   --------
Manufacturing(1) (no industry
   greater than 2.7%) ........................     $ 7,340.6    18.3%     $ 7,114.3     19.8%     $ 7,115.1    19.6%
Retail(2) ....................................       5,630.9    14.0        4,053.6     11.3        4,892.2    13.5
Commercial airlines
   (including regional airlines) .............       5,039.3    12.6        4,570.3     12.7        4,266.2    11.7
Transportation(3) ............................       2,934.9     7.3        2,703.9      7.5        2,647.7     7.3
Consumer based lending -- Home
   mortgage ..................................       2,830.8     7.1        1,292.7      3.6        1,314.2     3.6
Service industries ...........................       2,608.3     6.5        1,571.1      4.4        1,468.1     4.0
Consumer based lending -- non-real
   estate(4) .................................       1,710.9     4.3        2,435.0      6.8        1,858.5     5.1
Construction equipment .......................       1,571.2     3.9        1,712.7      4.8        1,756.6     4.8
Communications(5) ............................       1,386.5     3.5        1,662.6      4.6        1,746.8     4.8
Wholesaling ..................................       1,374.7     3.4        1,305.2      3.6        1,248.4     3.4
Automotive Services ..........................       1,152.3     2.9        1,138.8      3.2        1,113.6     3.1
Other (no industry greater
   than 2.9%)(6) .............................       6,503.5    16.2        6,314.5     17.7        6,960.2    19.1
                                                   ---------   -----      ---------    -----      ---------   -----
   Total .....................................     $40,083.9   100.0%     $35,874.7    100.0%     $36,387.6   100.0%
                                                   =========   =====      =========    =====      =========   =====

--------------------------------------------------------------------------------
(1) Includes manufacturers of textiles and apparel, industrial machinery and equipment, electrical and electronic equipment and other industries.

(2)   Includes retailers of apparel (6.0%) and general merchandise (4.3%).

(3)   Includes  rail,  bus,   over-the-road  trucking  industries  and  business
      aircraft.

(4) Includes receivables from consumers for products in various industries such as manufactured housing, recreational vehicles, marine and computers and related equipment.

(5) Includes $556.3 million, $685.8 million and $707.2 million of equipment financed for the telecommunications industry at December 31, 2003, December 31, 2002 and September 30, 2002, respectively, but excludes telecommunications equipment financed for other industries.

(6) Included in "Other" above are financing and leasing assets in the energy, power and utilities sectors, which totaled $949.8 million, or 2.4% of total financing and leasing assets at December 31, 2003. This amount includes approximately $651.2 million in project financing and $256.1 million in rail cars on lease.

Note 6 -- Retained Interests in Securitizations

      Retained interests in securitizations and other investments designated as available for sale are shown in the following table ($ in millions).

                                                             December 31, 2003      December 31, 2002     September 30, 2002
                                                             -----------------      -----------------     ------------------
Retained interests in securitized
   commercial loans ......................................        $1,129.7              $1,042.1              $1,039.7
Retained interests in securitized
   consumer loans ........................................           179.6                 313.8                 274.0
Aerospace equipment trust certificates ...................            71.5                  95.5                  96.7
                                                                  --------              --------              --------
   Total .................................................        $1,380.8              $1,451.4              $1,410.4
                                                                  ========              ========              ========

      Retained interests in securitizations include interest-only strips, retained subordinated securities and cash reserves related to securitizations. The composition of retained interests in securitizations was as follows ($ in millions).

                                                              December 31, 2003       December 31, 2002     September 30, 2002
                                                              -----------------       -----------------     ------------------
Retained subordinated securities .........................          $  623.3               $  698.2               $  658.9
Interest-only strips .....................................             425.7                  383.1                  362.2
Cash reserve accounts ....................................             260.3                  274.6                  292.6
                                                                    --------               --------               --------
  Total ..................................................          $1,309.3               $1,355.9               $1,313.7
                                                                    ========               ========               ========

      The carrying value of the retained interests in securitized assets is reviewed quarterly for valuation impairment. During the year ended December 31, 2003, net accretion of $81.5 million was recognized in pretax earnings, including $66.6 million of impairment charges. For the three months ended December 31, 2002,

                         CIT GROUP INC. AND SUBSIDIARIES
accretion of $33.2 million was recognized in pretax earnings, net of $10.6 million impairment charges. For the twelve months ended September 30, 2002, net accretion of $97.1 million was recognized in pretax earnings, including $49.9 million in impairment charges. Unrealized after tax gains totaled $7.7 million, $20.5 million and $25.8 million at December 31, 2003, December 31, 2002 and September 30, 2002, respectively, and are reflected as a part of accumulated other comprehensive loss.

      The securitization programs cover a wide range of products and collateral types with different prepayment and credit risk characteristics. The prepayment speed, in the tables below, is based on Constant Prepayment Rate, which expresses payments as a function of the declining amount of loans at a compound annual rate. Weighted average expected credit losses are expressed as annual loss rates.

      The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2003 were as follows:

                                             Commercial Equipment
                                             ---------------------
                                             Specialty   Equipment    Consumer
                                              Finance     Finance    Home Equity
                                             ---------   ---------   -----------
Weighted average prepayment speed ........    34.11%      12.20%       24.40%
Weighted average expected credit losses ..     0.47%       1.08%        0.90%
Weighted average discount rate ...........     9.13%       9.00%       13.00%
Weighted average life (in years) .........     1.37        1.92         3.51

      Key assumptions used in calculating the fair value of the retained interests in securitized assets by product type at December 31, 2003 were as follows:

                                                 Commercial Equipment                   Consumer
                                               -------------------------      ------------------------------
                                                                              Manufactured      Recreational
                                               Specialty       Equipment        Housing &         Vehicle &
                                                Finance         Finance       Home Equity          Boat
                                               ---------       ---------      ------------      ------------
Weighted average prepayment speed ..........    26.57%           12.57%           26.50%           18.26%
Weighted average expected credit losses ....     1.02%            1.44%            1.29%            0.83%
Weighted average discount rate .............     8.03%            9.86%           13.08%           14.18%
Weighted average life (in years) ...........     1.14             1.41             3.04             3.05

      The impact of 10 percent and 20 percent adverse changes to the key assumptions on the fair value of retained interests as of December 31, 2003 is shown in the following tables ($ in millions).

                                                               Consumer
                                                      --------------------------
                                                      Manufactured  Recreational
                                          Commercial    Housing &     Vehicle &
                                           Equipment   Home Equity      Boat
                                          ----------  ------------  ------------
Prepayment speed:
   10 percent adverse change ..........    $ (27.1)    $ (11.1)      $ (0.6)
   20 percent adverse change ..........      (51.0)      (20.5)        (1.3)
Expected credit losses:
   10 percent adverse change ..........      (11.9)       (6.0)        (1.3)
   20 percent adverse change ..........      (23.8)      (11.4)        (2.7)
Weighted average discount rate:
   10 percent adverse change ..........      (10.5)       (3.5)        (1.5)
   20 percent adverse change ..........      (20.9)       (6.8)        (2.9)

      These  sensitivities  are  hypothetical  and should be used with  caution.
Changes in fair value based on a 10 percent or 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

                         CIT GROUP INC. AND SUBSIDIARIES

      The following tables summarize static pool credit losses, which represent the sum of actual losses (life to date) and projected future credit losses, divided by the original balance of each pool of the respective assets for the securitizations during the period.

                                                   Commercial Equipment
                                                  Securitizations During
                                             --------------------------------
                                             2003          2002          2001
                                             ----          ----          ----
                                          (successor)   (successor)   (combined)
Actual and projected losses at:
   December 31, 2003 .....................   1.74%         2.04%        3.39%
   December 31, 2002 .....................     --          1.96%        2.94%
   September 30, 2002 ....................     --          1.92%        2.87%
   September 30, 2001 ....................     --            --         1.92%

                                            Home Equity Securitizations During
                                            ----------------------------------
                                             2003          2002          2001
                                             ----          ----          ----
                                          (successor)   (successor)   (combined)
Actual and projected losses at:
   December 31, 2003 .....................   3.07%         2.72%          --
   December 31, 2002 .....................     --          2.65%          --
   September 30, 2002 ....................     --          2.68%          --
   September 30, 2001 ....................     --            --           --

      The tables that follow summarize the roll-forward of retained interest balances and certain cash flows received from and paid to securitization trusts ($ in millions).

                                                Year Ended          Three Months Ended         Year Ended
                                             December 31, 2003       December 31, 2002     September 30, 2002
                                             -----------------      ------------------     ------------------
Retained Interests
------------------
Retained interest at beginning of period ......   $1,355.9                $1,313.7               $  970.1
New sales .....................................      640.9                   154.9                  792.9
Distributions from trusts .....................     (728.6)                 (175.3)                (512.6)
Change in fair value ..........................      (21.1)                   (4.4)                  43.1
Other, including net accretion, and
   clean-up calls .............................       62.2                    67.0                   20.2
                                                  --------                --------               --------
Retained interest at end of period ............   $1,309.3                $1,355.9               $1,313.7
                                                  ========                ========               ========

                                                Year Ended          Three Months Ended         Year Ended
                                             December 31, 2003       December 31, 2002     September 30, 2002
                                             -----------------       -----------------     ------------------
Cash Flows During the Periods
-----------------------------
Proceeds from new securitizations ............    $4,589.5                $1,060.2               $6,603.9
Other cash flows received on
   retained interests ........................       688.2                   175.3                  551.5
Servicing fees received ......................        80.2                    19.7                   72.3
Reimbursable servicing advances, net .........         7.3                    (4.0)                 (21.9)
Repurchases of delinquent or foreclosed
   assets and ineligible contracts ...........       (63.0)                   (3.7)                (104.7)
Purchases of contracts through clean
   up calls ..................................      (439.8)                   (8.2)                (456.9)
Guarantee draws ..............................        (2.1)                   (0.2)                  (1.2)
                                                  --------                --------               --------
  Total, net .................................    $4,860.3                $1,239.1               $6,643.0
                                                  ========                ========               ========

                         CIT GROUP INC. AND SUBSIDIARIES

      Total net charge-offs, for both finance receivables and managed receivables, and net charge-offs as a percentage of average finance receivables and managed receivables, are set forth below. Managed receivables include finance receivables plus finance receivables previously securitized and still managed by us ($ in millions).

                                                Net Charge-offs of Finance Receivables
                    ------------------------------------------------------------------------------------------
                                                                                                Combined
                         Year Ended         Three Months Ended         Year Ended           Nine Months Ended
                      December 31, 2003      December 31, 2002     September 30, 2002       September 30, 2001
                    --------------------    -------------------    --------------------    -------------------
                    Amount    Percentage    Amount   Percentage    Amount    Percentage    Amount   Percentage
                    ------    ----------    ------   ----------    ------    ----------    ------   ----------
Commercial ........   $466.4     1.75%        $143.3    2.33%        $445.9     1.65%        $243.5    1.13%
Consumer ..........     55.5     2.01%          11.2    2.24%          46.4     1.78%          48.3    1.72%
                      ------                  ------                 ------                  ------
  Total ...........   $521.9     1.77%        $154.5    2.32%        $492.3     1.67%        $291.8    1.20%
                      ======                  ======                 ======                  ======

                                                Net Charge-offs of Managed Receivables
                    ------------------------------------------------------------------------------------------
                                                                                                Combined
                         Year Ended         Three Months Ended         Year Ended           Nine Months Ended
                      December 31, 2003      December 31, 2002     September 30, 2002      September 30, 2001
                    --------------------    -------------------    --------------------    -------------------
                    Amount    Percentage    Amount   Percentage    Amount    Percentage    Amount   Percentage
                    ------    ----------    ------   ----------    ------    ----------    ------   ----------
Commercial .......  $578.8       1.72%      $187.5      2.29%      $701.6       2.71%      $351.6      1.87%
Consumer .........   101.3       1.76%        18.7      1.62%        78.8       1.35%        71.5      1.04%
                    ------                  ------                 ------                  ------
  Total ..........  $680.1       1.72%      $206.2      2.21%      $780.4       1.94%      $423.1      1.64%
                    ======                  ======                 ======                  ======

      Receivables past due 60 days or more, for both finance receivables and managed receivables, and receivables past due 60 days or more as a percentage of finance receivables and managed receivables are set forth below. Managed receivables include finance receivables plus finance receivables previously securitized and still managed by us ($ in millions).

                        Finance Receivables Past Due 60 Days or More
              ------------------------------------------------------------------
               December 31, 2003      December 31, 2002      September 30, 2002
              -------------------    --------------------    -------------------
              Amount   Percentage    Amount    Percentage    Amount   Percentage
              ------   ----------    ------    ----------    ------   ----------
Commercial..    $526.7    1.90%      $  867.6     3.39%      $  942.8    3.53%
Consumer ...     149.6    4.26%         133.7     6.66%         127.2    7.20%
                ------               --------                --------
   Total ...    $676.3    2.16%      $1,001.3     3.63%      $1,070.0    3.76%
                ======               ========                ========

                        Managed Receivables Past Due 60 Days or More
              ------------------------------------------------------------------
               December 31, 2003      December 31, 2002      September 30, 2002
              -------------------    --------------------    -------------------
              Amount   Percentage    Amount    Percentage    Amount   Percentage
              ------   ----------    ------    ----------    ------   ----------
Commercial..  $  727.2    2.04%      $1,136.2     3.36%      $1,289.1    3.64%
Consumer ...     294.8    4.78%         259.4     4.71%         249.5    4.71%
              --------               --------                --------
  Total ....  $1,022.0    2.44%      $1,395.6     3.55%      $1,538.6    3.78%
              ========               ========                ========

Note 7 -- Other Assets

      Other assets totaled $3.3 billion at both December 31, 2003 and December 31, 2002, and $3.4 billion at September 30, 2002. Other assets primarily consisted of the following at December 31, 2003: accrued interest and receivables from derivative counterparties of $0.9 billion, investments in and receivables from non-consolidated subsidiaries of $0.6 billion, deposits on commercial aerospace flight equipment of $0.3 billion, direct and private fund equity investments of $0.2 billion, prepaid expenses of $0.2 billion, and repossessed assets and off-lease equipment of $0.1 billion. The remaining balance includes furniture and fixtures, miscellaneous receivables and other assets.

                         CIT GROUP INC. AND SUBSIDIARIES

      Note 8 -- Debt

      The following table presents data on commercial paper borrowings ($ in millions).

                                             December 31, 2003       December 31, 2002     September 30, 2002
                                             -----------------       -----------------     ------------------
Borrowings outstanding ......................     $4,173.9                $4,974.6               $4,654.2
Weighted average interest rate ..............         1.19%                   1.62%                  1.87%
Weighted average number of days
  to maturity ...............................      50 days                 38 days                37 days

                                                         Three                              Combined Nine
                                   Year Ended        Months Ended        Year Ended         Months Ended
                                December 31, 2003  December 31, 2002  September 30, 2002  September 30, 2001
                                -----------------  -----------------  ------------------  ------------------
Daily average borrowings ........   $4,648.2          $4,758.7           $  4,564.7          $10,142.5
Maximum amount outstanding ......    4,999.1           4,994.1             10,713.5           11,726.4
Weighted average interest rate ..       1.25%             1.75%                2.25%              4.67%

      The consolidated weighted average interest rates on variable-rate senior notes at December 31, 2003, December 31, 2002, and September 30, 2002 were 1.87%, 2.08%, and 2.31%, respectively. Fixed-rate senior debt outstanding at December 31, 2003 matures at various dates through 2028. The consolidated weighted-average interest rates on fixed-rate senior debt at December 31, 2003, December 31, 2002, and September 30, 2002 was 6.12%, 6.74%, and 6.82%,
respectively. Foreign currency-denominated debt (stated in U.S. Dollars) totaled $1,601.4 million at December 31, 2003, all of which was fixed-rate. Foreign currency-denominated debt (stated in U.S. Dollars) totaled $1,652.4 million at December 31, 2002, of which $1,334.4 was fixed-rate and $318.0 was variable-rate. Foreign currency-denominated debt at September 30, 2002 totaled $1,627.9 million, of which $1,290.5 million was fixed-rate and $337.4 million was variable-rate debt.

      The following tables present calendar year contractual maturities and the high and low interest rates for total variable-rate and fixed-rate debt at December 31, 2003 and 2002, and fiscal year contractual maturities at September 30, 2002 ($ in millions).

                                 Commercial  Variable-rate  December 31,  December 31,  September 30,
Variable-Rate                       Paper    Senior Notes    2003 Total       2002          2002
------------                     ----------   -----------    -----------  ------------  -------------
Due in 2003 ...................  $     --      $     --      $      --     $10,999.0      $12,601.9
Due in 2004 (rates ranging
   from 1.25% to 2.67%) .......   4,173.9       4,806.4        8,980.3         727.3        1,247.0
Due in 2005 (rates ranging
   from 1.39% to 2.66%) .......        --       3,333.3        3,333.3          29.1           23.4
Due in 2006 (rates ranging
   from 1.39% to 2.02%) .......        --         985.3          985.3          31.0           25.0
Due in 2007 (rates ranging
   from 1.93% to 2.02%) .......        --          37.5           37.5          33.0           26.6
Due in 2008 (rates ranging
   from 1.93% to 2.02%) .......        --          39.8           39.8          35.1           28.5
Due after 2008 (rates ranging
   from 1.93% to 2.02%) .......        --         206.1          206.1         145.0          118.2
                                 --------      --------      ---------     ---------      ---------
                                 $4,173.9      $9,408.4      $13,582.3     $11,999.5      $14,070.6
                                 ========      ========      =========     =========      =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                     December 31,  December 31,  September 30,
Fixed-Rate                                                               2003          2002          2002
----------                                                           ------------  ------------  -------------
Due in 2003 .....................................................    $      --      $ 4,245.8     $ 2,784.9
Due in 2004 (rates ranging from 1.85% to 8.26%) .................      3,930.2        3,231.0       4,321.5
Due in 2005 (rates ranging from 1.85% to 8.26%) .................      4,328.6        3,939.7       4,704.1
Due in 2006 (rates ranging from 2.10% to 7.80%) .................      2,639.4        1,137.1       1,179.1
Due in 2007 (rates ranging from 2.70% to 7.80%) .................      3,498.9        3,386.8       2,307.1
Due in 2008 (rates ranging from 2.90% to 7.80%) .................      1,740.5          212.1         212.1
Due after 2008 (rates ranging from 4.45% to 7.80%) ..............      3,693.2        3,529.3       2,876.6
                                                                     ---------      ---------     ---------
   Total ........................................................    $19,830.8      $19,681.8     $18,385.4
                                                                     =========      =========     =========

      At December 31, 2003, $10.1 billion of unissued debt securities remained under a shelf registration statement.

      The following table represents information on unsecured committed lines of credit at December 31, 2003 that can be drawn upon to support commercial paper borrowings ($ in millions).

Expiration                             Total       Drawn     Available
----------                             -----       -----     ---------
October 13, 2004 ..................   $2,100.0    $   --      $2,100.0
March 28, 2005 ....................    2,000.0        --       2,000.0
October 14, 2008 ..................    2,100.0     281.2       1,818.8
                                      --------    ------      --------
Total credit lines ................   $6,200.0    $281.2      $5,918.8
                                      ========    ======      ========

      CIT has the ability to issue up to $400 million of letters of credit under the $2.1 billion facility expiring in 2008, which, when utilized, reduces available borrowings under this facility. At December 31, 2003, $281.2 million letters of credit were issued under this facility. The credit line agreements contain clauses that permit extensions beyond the expiration dates upon written consent from the participating lenders. Certain foreign operations utilize local financial institutions to fund operations. At December 31, 2003, local credit facilities totaled $84.7 million, of which $55.7 million was undrawn and available.

      CIT had $1.25 billion of debt securities outstanding that were callable at par in December 2003 and January 2004. These notes were listed on the New York Stock Exchange under the ticker symbols CIC and CIP and are commonly known as PINEs ("Public Income Notes"). The securities' coupon rates of 8.125% and 8.25%, were marked down to a yield of approximately 7.5% in CIT's financial statements through purchase accounting adjustments. In light of the high coupon rates, we called the securities for redemption pursuant to the terms outlined in the prospectuses. Once called, we recorded pre-tax gains totaling $50.4 million in December 2003 and $41.8 million in January 2004 ($30.8 million and $25.5 million after-tax, respectively), as the cash outlay was less than the carrying value of the securities.

Preferred Capital Securities

      In February 1997, CIT Capital Trust I (the "Trust"), a wholly-owned subsidiary of CIT, issued in a private offering $250.0 million liquidation value of 7.70% Preferred Capital Securities (the "Capital Securities"), which were subsequently registered with the Securities and Exchange Commission pursuant to an exchange offer. Each capital security was recorded at the liquidation value of $1,000. The Trust subsequently invested the offering proceeds in $250.0 million principal amount Junior Subordinated Debentures (the "Debentures") of CIT, having identical rates and payment dates. The Debentures of CIT represent the sole assets of the Trust. Holders of the Capital Securities are entitled to receive cumulative distributions at an annual rate of 7.70% through either the redemption date or maturity of the Debentures (February 15, 2027). Both the Capital Securities issued by the Trust and the Debentures of CIT owned by the Trust are redeemable in whole or in part on or after February 15, 2007 or at any time in whole upon changes in specific tax legislation, bank regulatory guidelines or securities law at the option of CIT at their liquidation value or principal amount. The securities are redeemable at a specified premium through February 15, 2017, at which time the redemption price will be at par, plus accrued interest. Distributions

                         CIT GROUP INC. AND SUBSIDIARIES
by the Trust are guaranteed by CIT to the extent that the Trust has funds available for distribution. The Capital Securities were valued at $260.0 million on June 1, 2001, the date of acquisition by Tyco, in new basis accounting and the current balance reflects accretion of the premium.

Note 9 -- Derivative Financial Instruments

      The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as hedges of future cash flows are presented in the following table ($ in millions).

                                                                      Adjustment of     Income         Total
                                                                      Fair Value of       Tax       Unrealized
                                                                       Derivatives      Effects        Loss
                                                                      -------------     -------     ----------
Balance at September 30, 2002 -- unrealized loss ...................     $ 194.4        $(73.9)       $120.5
Changes in values of derivatives qualifying as cash flow hedges ....        (3.6)          1.4          (2.2)
                                                                         -------        ------        ------
Balance at December 31, 2002 -- unrealized loss ....................       190.8         (72.5)        118.3
Changes in values of derivatives qualifying as cash flow hedges ....      (126.2)         49.2         (77.0)
                                                                         -------        ------        ------
Balance at December 31, 2003 -- unrealized loss ....................     $  64.6        $(23.3)       $ 41.3
                                                                         =======        ======        ======

      The unrealized loss as of December 31, 2003, presented in the preceding table, primarily reflects our use of interest rate swaps to convert variable-rate debt to fixed-rate debt, followed by lower market interest rates. For the year ended December 31, 2003, the ineffective portion of changes in the fair value of cash flow hedges amounted to $0.2 million and has been recorded as an increase to interest expense. For the three months ended December 31, 2002, the ineffective portion of changes in the fair value of cash flow hedges amounted to $0.4 million and had been recorded as a decrease to interest expense. For the year ended September 30, 2002, the ineffective portion of changes in the fair value of cash flow hedges amounted to $1.4 million and was recorded as an increase to interest expense. For the combined nine months ended September 30, 2001, the ineffective portion of changes in the fair value of cash flow hedges amounted to $3.4 million and was recorded as a decrease to interest expense. Assuming no change in interest rates, approximately $46.0 million, net of tax, of Accumulated Other Comprehensive Loss is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made. The Accumulated Other Comprehensive Loss (along with the corresponding swap liability) will be adjusted as market interest rates change over the remaining life of the swaps.

      As part of managing the exposure to changes in market interest rates, CIT, as an end-user, enters into various interest rate swap transactions, all of which are transacted in over-the-counter markets with other financial institutions acting as principal counterparties. We use derivatives for hedging purposes only, and policy prohibits entering into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and hedge accounting treatment, derivatives entered into are designated according to a hedge objective against a specific liability, including commercial paper, or a specifically underwritten debt issue or in limited instances against assets. The notional amounts, rates, indices and maturities of our derivatives closely match the related terms of our hedged liabilities and certain assets. CIT exchanges variable-rate interest on certain debt instruments for fixed-rate amounts. These interest rate swaps are designated as cash flow hedges. We also exchange fixed-rate interest on certain of our debt for variable-rate amounts. These interest rate swaps are designated as fair value hedges.

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position ($ in millions):

                                                Notional Amount
                                       ---------------------------------
                                         December 31,      September 30,
                                       ----------------   --------------
Interest Rate Swaps                     2003      2002         2002
-------------------                     ----      ----         ----
Floating to fixed-rate swaps --                                          Effectively converts the interest rate on an
  cash flow hedges ..................  $2,615.0   $3,280.5   $3,585.8    equivalent amount of commercial paper,
                                                                         variable-rate notes and selected assets to
                                                                         a fixed rate.

Fixed to floating-rate swaps --                                          Effectively converts the interest rate on an
  fair value hedges .................   6,758.2    4,489.8    3,479.8    equivalent amount of fixed-rate notes and
                                       --------   --------   --------    selected assets to a variable rate.
Total interest rate swaps ...........  $9,373.2   $7,770.3   $7,065.6
                                       ========   ========   ========

                         CIT GROUP INC. AND SUBSIDIARIES

      In conjunction with securitizations, CIT entered into $2.7 billion in notional amount of hedge transactions to protect the related trusts against interest rate risk. CIT is insulated from this risk by entering into offsetting swap transactions with third parties totalling $2.7 billion in notional amount at December 31, 2003.

      Foreign exchange forward contracts or cross-currency swaps are used to convert U.S. dollar borrowings into local currency to the extent that local borrowings are not cost effective or available. We also use foreign exchange forward contracts to hedge our net investment in foreign operations.

      CIT is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative instrument. This risk is measured as the market value of interest rate swaps or foreign exchange forwards with a positive fair value, which totaled $509.0 million at December 31, 2003, reduced by the effects of master netting agreements as presented in Note 19 -- Fair Values of Financial Instruments. We manage this credit risk by requiring that all derivative transactions be conducted with counterparties rated investment grade by nationally recognized rating agencies, with the majority of the counterparties rated "AA" or higher, and by setting limits on the exposure with any individual counterparty. Accordingly, counterparty credit risk at December 31, 2003 is not considered significant.

      The following table presents the maturity, notional principal amounts and the weighted average interest rates expected to be received or paid on U.S. dollar interest rate swaps at December 31, 2003 ($ in millions).

Maturity                                  Floating to Fixed-rate                  Fixed to Floating-rate
--------                            ---------------------------------        --------------------------------
Years Ending                        Notional       Receive        Pay        Notional       Receive       Pay
December 31,                         Amount         Rate         Rate         Amount         Rate        Rate
------------                         ------         ----         ----         ------         ----        ----
2004 ............................   $  399.5       1.17%        3.74%        $   11.0       7.85%        1.92%
2005 ............................      433.5       1.17%        3.80%           257.8       6.92%        2.42%

2006 ............................      211.9       1.19%        3.65%           340.7       3.15%        1.27%
2007 ............................      182.6       1.20%        4.04%         3,222.7       6.25%        3.92%
2008 ............................      146.3       1.20%        4.76%           747.9       4.54%        2.06%
2009 - Thereafter ...............      922.6       1.20%        6.21%         2,178.1       7.11%        3.40%
                                    --------                                 --------
  Total .........................   $2,296.4       1.19%        4.82%        $6,758.2       6.21%        3.35%
                                    ========                                 ========

      The following table presents the maturity, notional principal amounts and the weighted average interest rates expected to be received or paid, of foreign currency interest rate swaps that converted floating-rate debt to fixed rate debt at December 31, 2003 ($ in million).

Foreign Currency                             Notional Amount   Receive Rate     Pay Rate      Maturity Range
----------------                             ---------------   ------------     --------      --------------
Canadian Dollar .........................         $252.8          2.75%          6.21%         2004 -- 2009
Australian Dollar .......................         $ 48.9          5.45%          5.75%         2004 -- 2006
British Pound ...........................         $ 16.9          3.83%          5.43%                 2004

      Variable rates are based on the contractually determined rate or other market rate indices and may change significantly, affecting future cash flows.

      At December 31, 2003, CIT was party to foreign currency exchange forward contracts and cross currency swaps. The following table presents the maturity and notional principal amounts of foreign currency exchange forwards and cross currency swaps at December 31, 2003 ($ in millions).

                                               Notional Principal Amount
                                          -----------------------------------
Maturity Years Ended                      Foreign Currency     Cross-Currency
December 31,                              Exchange Forwards         Swaps
--------------------                      -----------------    --------------
2004 ...................................      $1,985.8             $  135.5
2005 ...................................         440.7              1,082.3
2006 ...................................          56.7                 57.5
2007 ...................................         103.0                 14.7
2008 ...................................            --                348.6
2009 - Thereafter ......................            --                134.3
                                              --------             --------
  Total ................................      $2,586.2             $1,772.9
                                              ========             ========

                         CIT GROUP INC. AND SUBSIDIARIES

Note 10 -- Accumulated Other Comprehensive Loss

      The following table details the December 31, 2003, December 31, 2002 and September 30, 2002 components of accumulated other comprehensive loss, net of tax ($ in millions):

                                                                      December 31,   December 31,  September 30,
                                                                          2003           2002          2002
                                                                      ------------   ------------  -------------
Changes in fair values of derivatives qualifying as cash
flow hedges ........................................................     $ (41.3)      $(118.3)       $(120.5)
Foreign currency translation adjustments ...........................      (105.8)        (75.6)         (75.8)
Minimum pension liability adjustments ..............................        (0.8)        (20.5)         (21.0)
Unrealized gain on equity and securitization investments ...........         6.3          13.7           21.0
                                                                         -------       -------        -------
   Total accumulated other comprehensive loss ......................     $(141.6)      $(200.7)       $(196.3)
                                                                         =======       =======        =======

Note 11 -- Earnings Per Share

      Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that have an anti-dilutive effect are not included in the denominator and averaged approximately 17.4 million shares for the year ended December 31, 2003.

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented for the year ended December 31, 2003 ($ in millions, except per share amounts and shares, which are in whole dollars and thousands, respectively).

                                       Income         Shares       Per Share
                                     (Numerator)   (Denominator)    Amount
                                     -----------   -------------    ------
Basic EPS:
   Income available to common
     stockholders .................     $566.9       211,681          $2.68
Effect of Dilutive Securities:
   Restricted shares ..............         --           396             --
   Stock options ..................         --         1,066             --
                                        ------       -------
Diluted EPS .......................     $566.9       213,143          $2.66
                                        ======       =======

      The following table summarizes the earnings per share amounts for the three months ended December 31, 2002, year ended September 30, 2002, and the periods June 2 through September 30, 2001, and January 1 through June 1, 2001, assuming that the shares outstanding at September 30, 2002 were outstanding for all historical periods ($ in millions, except per share amounts).

                                              Net (Loss)                Diluted
                                                Income    Basic EPS(1)  EPS(1)
                                              ----------  ------------  -------
Three months ended December 31, 2002
  (successor) .............................   $   141.3     $  0.67     $  0.67
Year ended September 30, 2002
  (successor) .............................   $(6,698.7)    $(31.66)    $(31.66)
June 2 through September 30, 2001
  (successor) .............................   $   182.8     $  0.86     $  0.86
January 1 through June 1, 2001
  (predecessor) ...........................   $    80.5     $  0.38     $  0.38
--------------------------------------------------------------------------------
(1) Based on 211.6 million and 211.8 million shares for basic and diluted EPS for the three months ended December 31, 2002 and 211.6 million and 211.7 million shares for basic and diluted EPS for all prior periods.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 12 -- Common Stock

      The following table summarizes changes in common stock outstanding for the respective periods:

                                                     Common Stock
                                       ----------------------------------------
                                         Issued     Less Treasury  Outstanding
                                       -----------  -------------  -----------
Balance at September 30, 2002 .......  211,573,200          --      211,573,200
Activity for the three months ended
   December 31, 2002 ................           --          --               --
                                       -----------    --------      -----------
Balance at December 31, 2002 ........  211,573,200          --      211,573,200
Treasury shares purchased ...........           --    (913,886)        (913,886)
Stock options exercised .............           --     870,357          870,357
Restricted shares issued ............      275,797          --          275,797
                                       -----------    --------      -----------
Balance at December 31, 2003 ........  211,848,997     (43,529)     211,805,468
                                       ===========    ========      ===========

Note 13 -- Other Revenue

      The following table sets forth the components of other revenue ($ in millions).

                                         Year           Three          Year          June 2        January 1
                                         Ended      Months Ended       Ended         through        through
                                     December 31,   December 31,   September 30,  September 30,     June 1,
                                         2003           2002           2002           2001           2001
                                     ------------   ------------   -------------  -------------  -------------
                                     (successor)    (successor)     (successor)   (successor)    (predecessor)
Fees and other income ................   $586.2         $169.2         $644.5         $212.3         $174.9
Factoring commissions ................    189.8           55.1          165.5           50.7           61.2
Gains on securitizations .............    100.9           30.5          149.0           59.0           38.7
Gains on sales of leasing equipment ..     70.7            8.7           13.6           14.2           33.7
Other charges(1) .....................       --             --             --             --          (78.1)
                                         ------         ------         ------         ------         ------
  Total ..............................   $947.6         $263.5         $972.6         $336.2         $230.4
                                         ======         ======         ======         ======         ======

--------------------------------------------------------------------------------
(1) Write-downs of $78.1 million were recorded for certain equity investments in the telecommunications industry and e-commerce markets, including $19.6 million relating to venture capital investments.

Note 14 -- Salaries and General Operating Expenses

      The following table sets forth the components of salaries and general operating expenses (excluding goodwill amortization) ($ in millions).

                                         Year           Three                        June 2        January 1
                                        Ended       Months Ended    Year Ended       through        through
                                     December 31,   December 31,   September 30,  September 30,     June 1,
                                         2003           2002           2002           2001           2001
                                     ------------   ------------   -------------  -------------  -------------
                                     (successor)    (successor)    (successor)     (successor)   (predecessor)
Salaries and employee benefits ....    $529.6         $126.8         $517.4          $204.7          $262.0
Other operating expenses-- CIT ....     412.7          115.3          406.0           134.2           184.0
Other operating expenses-- TCH ....        --             --           23.0             9.6              --
                                       ------         ------         ------          ------          ------
  Total ...........................    $942.3         $242.1         $946.4          $348.5          $446.0
                                       ======         ======         ======          ======          ======

                         CIT GROUP INC. AND SUBSIDIARIES

Note 15 -- Income Taxes

      The effective tax rate varied from the statutory federal corporate income tax rate as follows:

                                                            Percentage of Pretax Income
                                      ------------------------------------------------------------------------
                                         Year           Three         Year          June 2         January 1
                                         Ended       Months Ended     Ended         through         through
                                      December 31,   December 31,  September 30,  September 30,     June 1,
                                         2003           2002          2002           2001            2001
                                      ------------   ------------  -------------  -------------  -------------
                                      (successor)    (successor)   (successor)    (successor)    (predecessor)
Federal income tax rate .............      35.0%          35.0%         35.0%          35.0%          35.0%
Increase (decrease) due to:
State and local income taxes, net of
  federal income tax benefit ........       3.7            2.6          (0.3)           2.2            2.2
Foreign income taxes ................       1.0            1.6          (0.4)           2.2            2.2
Goodwill impairment .................        --             --         (36.1)            --             --
Interest expense-- TCH ..............        --             --          (4.2)            --             --
Goodwill amortization ...............        --             --            --            6.2            7.8
Other ...............................      (0.7)          (0.2)          0.1            0.2            2.6
                                        -------        -------      --------       --------       --------
Effective tax rate ..................      39.0%          39.0%         (5.9)%         45.8%          49.8%
                                        =======        =======      ========       ========       ========

      The provision for income taxes is comprised of the following ($ in millions):

                                         Year          Three           Year          June 2        January 1
                                         Ended      Months Ended       Ended         through        through
                                     December 31,   December 31,   September 30,  September 30,     June 1,
                                         2003           2002           2002           2001           2001
                                     ------------   ------------   -------------  -------------  -------------
                                      (successor)   (successor)    (successor)     (successor)   (predecessor)
Current federal income
  tax provision ...................      $   --          $  --         $   --         $   --          $  --
Deferred federal income
  tax provision ...................       265.1           71.9          276.9          113.6           63.7
                                         ------          -----         ------         ------          -----
Total federal income taxes ........       265.1           71.9          276.9          113.6           63.7
State and local income taxes ......        53.5            9.4           30.4           11.7            5.7
Foreign income taxes ..............        46.4           10.7           66.7           32.1           15.4
                                         ------          -----         ------         ------          -----
  Total provision for income taxes       $365.0          $92.0         $374.0         $157.4          $84.8
                                         ======          =====         ======         ======          =====

      The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below ($ in millions).

                                                   December 31,            December 31,           September 30,
                                                       2003                    2002                   2002
                                                   -----------             -----------            -------------
                                                   (successor)             (successor)             (successor)
Assets:
Net operating loss carryforwards ..............     $   834.1               $   849.9               $   834.4
Provision for credit losses ...................         202.4                   254.8                   282.1
Alternative minimum tax credits ...............         142.0                   142.0                   142.0
Purchase price adjustments ....................          67.9                   176.9                   207.7
Goodwill ......................................          65.6                    91.5                    98.4
Other comprehensive income items ..............          47.6                    84.3                    86.0
Accrued liabilities and reserves ..............          43.8                    46.5                    59.9
Other .........................................          14.1                      --                      --
                                                    ---------               ---------               ---------
   Total deferred tax assets ..................       1,417.5                 1,645.9                 1,710.5
                                                    ---------               ---------               ---------
Liabilities:
Leasing transactions ..........................      (1,311.7)               (1,189.6)               (1.215.6)
Securitization transactions ...................        (633.0)                 (614.4)                 (590.0)
Market discount income ........................            --                    (1.4)                   (1.5)
                                                    ---------               ---------               ---------
   Total deferred tax liabilities .............      (1,944.7)               (1,805.4)               (1,807.1)
                                                    ---------               ---------               ---------
Net deferred tax (liability) ..................     $  (527.2)              $  (159.5)              $   (96.6)
                                                    =========               =========               =========

                         CIT GROUP INC. AND SUBSIDIARIES

      The presentation of deferred tax assets and liabilities in prior years has been modified to reflect amounts included on completed and amended income tax returns. At December 31, 2003, CIT was continuing to develop an analysis of deferred tax assets and liabilities. Future income tax return filings and the completion of the aforementioned analysis of deferred tax assets and liabilities could result in reclassifications to the deferred tax assets and liabilities shown in the preceding table.

      At December 31, 2003, CIT had U.S. federal net operating losses of approximately $1,973.7 million, which expire in various years beginning in 2011. In addition, CIT has various state net operating losses that will expire in various years beginning in 2004. Federal and state net operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to fully utilize these losses. Accordingly, CIT does not believe a valuation allowance is required with respect to these net operating losses.

Note 16 -- Postretirement and Other Benefit Plans

Retirement and Postretirement Medical and Life Insurance Benefit Plans

      CIT has a number of funded and unfunded noncontributory defined benefit pension plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. The retirement benefits under the defined benefit pension plans are based on the employee's age, years of service and qualifying compensation. CIT's funding policy is to make contributions to the extent such contributions are not less than the minimum required by applicable laws and regulations, are consistent with our long-term objective of ensuring sufficient funds to finance future retirement benefits, and are tax deductible as actuarially determined. CIT made cash contributions of $69.4 million to its pension plans for the year ended December 31, 2003. Contributions are charged to the salaries and employee benefits expense on a systematic basis over the expected average remaining service period of employees expected to receive benefits.

      The largest plan is the CIT Group Inc. Retirement Plan (the "Plan"), which accounts for 77% of the total benefit obligation at December 31, 2003. The Plan covers U.S. employees of CIT who have completed one year of service and have attained the age of 21. The Company also maintains a Supplemental Retirement Plan for employees whose benefit in the Plan is subject to Internal Revenue Code limitations.

      The Plan has a "cash balance" formula that became effective January 1, 2001. Certain eligible members had the option of remaining under the Plan formula as in effect prior to January 1, 2001. Under the cash balance formula, each member's accrued benefits as of December 31, 2000 were converted to a lump sum amount, and every year thereafter, the balance is credited with a percentage (5% to 8% depending on years of service) of the member's "Benefits Pay" (comprised of base salary, plus certain annual bonuses, sales incentives and commissions). These balances also receive annual interest credits, subject to certain government limits. The interest credit was 5.01% and 5.76% for the plan years ended December 31, 2003 and 2002, respectively. Upon termination or retirement after five years of employment, the amount credited to a member is to be paid in a lump sum or converted into an annuity at the option of the member.

      CIT also provides certain healthcare and life insurance benefits to eligible retired U.S. employees. The healthcare benefit is contributory for eligible retirees; the life insurance benefit is noncontributory. Salaried participants generally become eligible for retiree healthcare benefits after reaching age 55 with 11 years of continuous CIT service immediately prior to retirement. Generally, the medical plan pays a stated percentage of most medical expenses, reduced by a deductible as well as by payments made by government programs and other group coverage. The retiree health care benefit includes a limit on CIT's share of costs for all employees who retired after January 31, 2002. The plans are funded on a pay as you go basis.

      CIT uses its disclosure date as the measurement date for all Retirement and Postretirement Medical and Life Insurance Benefit Plans. The measurement dates included in this report for the Retirement and Postretirement Medical and Life Insurance Plans are December 31, 2003, December 31, 2002, and September 30, 2002.

                         CIT GROUP INC. AND SUBSIDIARIES

      The following tables set forth the change in benefit obligation, plan assets and funded status of the retirement plans as well as the net periodic benefit cost ($ in millions). All periods presented include amounts and assumptions relating to the Plan, the unfunded Supplemental Retirement Plan, an Executive Retirement Plan and various international plans.

                                                                         Retirement Benefits
                                                             ------------------------------------------
                                                                 Year       Three Months      Year
                                                                 Ended          Ended         Ended
                                                             December 31,   December 31,  September 30,
                                                                 2003           2002          2002
                                                             ------------   ------------  -------------
Change in Benefit Obligation
Benefit obligation at beginning of period ..................     $225.2       $ 214.4         $184.4
Service cost ...............................................       15.6           4.0           12.6
Interest cost ..............................................       14.4           3.5           13.0
Actuarial loss .............................................       23.9           6.2           15.6
Benefits paid ..............................................       (4.6)         (1.1)          (4.2)
Plan settlements and curtailments ..........................       (4.5)         (2.3)          (7.6)
Currency translation adjustment ............................        2.2           0.5            0.6
Other ......................................................        0.8            --             --
                                                                 ------       -------         ------
Benefit obligation at end of period ........................     $273.0       $ 225.2         $214.4
                                                                 ======       =======         ======
Change in Plan Assets
Fair value of plan assets at beginning of period ...........     $123.1       $ 119.6         $126.5
Actual return on plan assets ...............................       28.7           6.1          (12.7)
Employer contributions .....................................       69.4           0.6           16.9
Plan settlements ...........................................       (4.5)         (2.3)          (7.1)
Benefits paid ..............................................       (4.6)         (1.1)          (4.2)
Currency translation adjustment ............................        0.7           0.2            0.2
                                                                 ------       -------         ------
Fair value of plan assets at end of period .................     $212.8       $ 123.1         $119.6
                                                                 ======       =======         ======
Reconciliation of Funded Status
Funded status ..............................................     $(60.2)      $(102.1)        $(94.8)
Unrecognized net actuarial loss ............................       57.8          56.5           54.7
Unrecognized prior service cost ............................         --            --             --
                                                                 ------       -------         ------
Net amount recognized ......................................     $ (2.4)      $ (45.6)        $(40.1)
                                                                 ======       =======         ======
Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost .......................................     $ 45.2       $    --         $   --
Accrued benefit liability ..................................      (48.9)        (79.2)         (75.0)
Intangible asset ...........................................         --            --             --
Accumulated other comprehensive income .....................        1.3          33.6           34.9
                                                                 ------       -------         ------
Net amount recognized ......................................     $ (2.4)      $ (45.6)        $(40.1)
                                                                 ======       =======         ======
Weighted-average Assumptions Used to Determine Benefit
   Obligations at Period End
Discount rate ..............................................       5.96%         6.45%          6.68%
Rate of compensation increase ..............................       4.26%         4.24%          4.22%
Weighted-average Assumptions Used to Determine
   Net Periodic Pension Cost for Periods
Discount rate ..............................................       6.45%         6.68%          7.40%
Rate of compensation increase ..............................       4.24%         4.22%          4.70%
Expected long-term return on plan assets ...................       7.92%         7.90%          9.93%
Components of Net Periodic Benefit Cost
Service cost ...............................................     $ 15.6       $   4.0         $ 12.6
Interest cost ..............................................       14.4           3.5           13.0
Expected return on plan assets .............................       (9.4)         (2.3)         (11.9)
Amortization of net loss ...................................        3.5           0.8            0.3
Amortization of prior service cost .........................         --            --             --
                                                                 ------       -------         ------
Total net periodic expense .................................     $ 24.1       $   6.0         $ 14.0
                                                                 ======       =======         ======

                         CIT GROUP INC. AND SUBSIDIARIES

      Expected long-term rate of return assumptions for pension assets are based on projected asset allocation and historical and expected future returns for each asset class. Independent analysis of historical and projected asset class returns, inflation and interest rates are provided by our investment consultants and reviewed as part of the process to develop our assumptions.

      The accumulated benefit obligation for all defined benefit pension plans was $232.4 million, $193.0 million, and $184.6 million at December 31, 2003, December 31, 2002, and September 30, 2002, respectively.

                                                                          Year       Three Months      Year
                                                                          Ended          Ended         Ended
                                                                      December 31,   December 31,  September 30,
                                                                          2003           2002          2002
                                                                      ------------   ------------  -------------
Information for Pension Plans with an Accumulated
   Benefit Obligation in Excess of Plan Assets
Projected benefit obligation ........................................     $ 61.2        $225.2         $214.4
Accumulated benefit obligation ......................................       47.4         193.0          184.6
Fair value of plan assets ...........................................        7.1         123.1          119.6
Additional Information
(Decrease) increase in Minimum Liability Included in
   Other Comprehensive Income .......................................     $(32.3)       $ (1.3)        $ 34.9
Pension Plan Weighted-average Asset Allocations
Equity securities ...................................................       67.6%         61.1%          58.2%
Debt securities .....................................................       32.1%         38.6%          41.7%
Real estate .........................................................         --            --             --
Other ...............................................................        0.3%          0.3%           0.1%
                                                                          ------        ------         ------
Total pension assets ................................................      100.0%        100.0%         100.0%
                                                                          ======        ======         ======

      CIT maintains a "Statement of Investment Policies and Objectives" that specifies investment guidelines pertaining to the investment, supervision and monitoring of pension assets to ensure consistency with the long-term objective of ensuring sufficient funds to finance future retirement benefits. The policy asset allocation guidelines allows for assets to be allocated between 50% to 70% in Equities and 30% to 50% in Fixed-Income investments. CIT expects the actual Equity and Fixed Income allocation to approximate the "neutral" or mid-point of the policy ranges over the long-term. The guidelines provide specific guidance related to asset class objectives, fund manager guidelines and identification of both prohibited and restricted transactions, and are reviewed on a periodic basis by the Employee Benefit Plans Committee of CIT to ensure the long-term investment objectives are achieved. Members of the Committee are appointed by the Chief Executive Officer of CIT and include the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, and other senior executives.

      There was no CIT common stock included in the pension plan assets at December 31, 2003, December 31, 2002, or September 30, 2002.

      CIT expects to contribute $3.8 million to its pension plans and $3.6 million to its other postretirement benefit plans in 2004.

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                               Postretirement Benefits
                                                                      ------------------------------------------
                                                                          Year       Three Months      Year
                                                                          Ended          Ended         Ended
                                                                      December 31,   December 31,  September 30,
                                                                          2003           2002          2002
                                                                      ------------   ------------  -------------
Change in Benefit Obligation
Benefit obligation at beginning of period ...........................     $ 48.1        $ 46.7         $ 39.5
Service cost ........................................................        1.5           0.3            1.2
Interest cost .......................................................        3.0           0.8            2.9
Actuarial loss ......................................................        9.6           0.8            5.3
Net benefits paid ...................................................       (4.2)         (0.5)          (2.2)
Plan amendments .....................................................         --            --             --
                                                                          ------        ------         ------
Benefit obligation at end of period .................................     $ 58.0        $ 48.1         $ 46.7
                                                                          ======        ======         ======
Change in Plan Assets
Fair value of plan assets at beginning of period ....................     $   --        $   --         $   --
Net benefits paid ...................................................       (4.2)         (0.5)          (2.2)
Employer contributions ..............................................        4.2           0.5            2.2
                                                                          ------        ------         ------
Fair value of plan assets at end of period ..........................     $   --        $   --         $   --
                                                                          ======        ======         ======
Reconciliation of Funded Status
Funded status .......................................................     $(58.0)       $(48.1)        $(46.7)
Unrecognized net actuarial loss .....................................       15.5           6.0            5.2
                                                                          ------        ------         ------
Accrued cost ........................................................     $(42.5)       $(42.1)        $(41.5)
                                                                          ------        ------         ------
Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost ................................................     $   --        $   --         $   --
Accrued benefit liability ...........................................      (42.5)        (42.1)         (41.5)
Intangible asset ....................................................         --            --             --
Accumulated other comprehensive income ..............................         --            --             --
                                                                          ------        ------         ------
Net amount recognized ...............................................     $(42.5)       $(42.1)        $(41.5)
                                                                          ======        ======         ======
Weighted-average Assumptions Used to Determine
   Benefit Obligations at Period End
Discount rate .......................................................       6.00%         6.50%          6.75%
Rate of compensation increase .......................................       4.25%         4.25%          4.25%
Weighted-average Assumptions Used to Determine Net
   Periodic Benefit Cost for periods
Discount rate .......................................................       6.50%         6.75%          7.50%
Rate of compensation increase .......................................       4.25%         4.25%          4.50%
Components of Net Periodic Benefit Cost
Service cost ........................................................     $  1.5        $  0.3         $  1.2
Interest cost .......................................................        3.0           0.8            2.9
Amortization of prior service cost ..................................         --            --             --
Amortization of net loss ............................................        0.1            --            0.1
                                                                          ------        ------         ------
Total net periodic expense ..........................................     $  4.6        $  1.1         $  4.2
                                                                          ======        ======         ======

      For the period ended December 31, 2003, the assumed health care cost trend rates decline for all retirees to an ultimate level of 5.00% in 2018; for the period ended December 31 2002, 5.00% in 2008; and for the period ended September 30, 2002, 5.00% in 2008.

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                          Year       Three Months      Year
                                                                          Ended          Ended         Ended
                                                                      December 31,   December 31,  September 30,
                                                                          2003           2002          2002
                                                                      ------------   ------------  -------------
Assumed Health Care Trend Rates at Period End
Health care cost trend rate assumed for next year ...............         12.00%        10.00%         11.00%
Rate to which the cost trend rate is assumed to
   decline (the ultimate trend rate) ............................          5.00%         5.00%          5.00%
Year that the rate reaches the ultimate trend rate ..............          2018          2008           2008

      Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following estimated effects ($ in millions).

                                                                                Postretirement Benefits
                                                                      ------------------------------------------
                                                                          Year       Three Months      Year
                                                                          Ended          Ended         Ended
                                                                      December 31,   December 31,  September 30,
                                                                          2003           2002          2002
                                                                      ------------------------------------------
Effect of One-percentage Point Increase on:
Period end postretirement benefit obligation .....................         $ 2.7         $ 2.3         $ 2.2
Total of service and interest
   cost components ...............................................         $ 0.1         $  --         $ 0.1

Effect of One-percentage Point Decrease on:
Period end postretirement benefit obligation .....................         $(2.6)        $(2.2)        $(2.1)
Total of service and interest cost components ....................         $(0.1)        $  --         $(0.1)

      On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug Improvement and Modernization Act of 2003", any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require CIT to change previously reported information.

Savings Incentive Plan

      CIT also has a number of defined contribution retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. The largest plan is the CIT Group Inc. Savings Incentive Plan, which qualifies under section 401(k) of the Internal Revenue Code and accounts for 80% of CIT's total Savings Incentive Plan expense for the year ended December 31, 2003. CIT's expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $16.9 million, $4.0 million, and $14.5 million for the year ended December 31, 2003, the three months ended December 31, 2002, and the year ended September 30, 2002, respectively.

Corporate Annual Bonus Plan

      The CIT Group Inc. Annual Bonus Plan and Discretionary Bonus Plan together make-up CIT's annual bonus plan. The amount of awards depends on a variety of factors, including corporate performance and individual performance during the fiscal period for which awards are made and is subject to approval by the Compensation Committee of the Board of Directors. Bonus payments of $59.0 million for the year ended December 31, 2003, were paid in February 2004. A bonus of $20.1 million for the six months performance period from July 1, 2002

                         CIT GROUP INC. AND SUBSIDIARIES
through December 31, 2002 was paid in February 2003. For the fiscal year ended September 30, 2002, $25.1 million of bonuses were paid relative to the nine-month performance period ended June 30, 2002. Certain senior executive officers received a portion of their corporate bonuses in the form of restricted stock based on the closing price of CIT shares on the date of approval.

Long-Term Equity Compensation Plan

      CIT sponsors a Long-Term Equity Compensation Plan (the "ECP"). The ECP allows CIT to issue to employees up to 36,000,000 shares of common stock through grants of annual incentive awards, incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units. Of the 36,000,000 shares, no more than 5,000,000 shares may be issued in connection with awards of restricted stock, performance shares and performance units. Common stock issued under the ECP may be either authorized but unissued shares, treasury shares or any combination thereof. All options granted to employees in 2003 have a vesting schedule of one third per year for three years, have a 10-year term from the date of grant and are issued with strike prices equal to the fair market value of the common stock on the date of grant. Restricted stock granted in 2003 has a three-year cliff vesting.

      Data for the stock option plans is summarized as follows.

                                                 Year Ended          Three Months Ended             Year Ended
                                             December 31, 2003        December 31, 2002         September 30, 2002
                                           ----------------------  ------------------------  ------------------------
                                                       Weighted                  Weighted                 Weighted
                                                       Average                   Average                   Average
                                                     Option Price              Option Price              Option Price
                                           Shares      Per Share     Shares      Per Share      Shares    Per Share
                                           ------    ------------    ------    ------------     -------  ------------
Outstanding at beginning of period ...  15,335,255      $33.13     15,494,009      $33.15            --         --
January Grant ........................   4,240,644      $21.05             --          --            --         --
July Grant ...........................     648,485      $27.74             --          --            --         --
Converted Tyco options ...............          --          --             --          --     4,808,585     $56.20
Granted -- IPO .......................          --          --             --          --    10,823,631     $23.00
Granted -- other .....................     485,625      $27.27         27,500      $20.14        52,258     $22.20
Exercised ............................    (870,357)     $23.02             --          --            --         --
Forfeited ............................  (1,072,828)     $34.25       (186,254)     $32.16      (190,465)    $35.50
                                        ----------      ------     ----------      ------    ----------     ------
Outstanding at end of period .........  18,766,824      $30.48     15,335,255      $33.13    15,494,009     $33.15
                                        ==========      ======     ==========      ======    ==========     ======
Options exercisable at end of period..   6,730,863      $43.18      3,960,926      $59.19     4,020,790     $59.06
                                        ==========      ======     ==========      ======    ==========     ======

      In 2003, 4,889,129 options were granted to employees as part of the long-term incentive process. In addition, 485,625 CIT options were granted to new hires and employees returning from a leave of absence.

      The weighted average fair value of new options granted in 2003 is $5.30 and $4.74 for the three month period ended December 31, 2002. The fair value of new options granted was determined at the date of grant using the Black-Scholes option-pricing model, based on the following assumptions. Due to limited Company history as a public company, no forfeiture rate was used.

                                             Expected           Average         Expected           Risk Free
Option Issuance                          Option Life Range  Dividend Yield  Volatility Range  Interest Rate Range
---------------                          -----------------  --------------  ----------------  -------------------
      2003
January, 2003 .........................      3-5 years           2.28%        31.6% - 33.4%       2.11% - 3.00%
January, 2003 -- Director Grant .......      10 Years            2.28%            28.2%               4.01%
March 2003 -- Other ...................      3-5 Years           2.65%        29.5% - 33.2%       2.12% - 2.97%
May, 2003 -- Director Grant ...........      10 Years            2.11%            28.2%               3.44%
July, 2003 ............................      3-5 years           1.70%        29.3% - 31.0%       2.06% - 3.10%
July, 2003 -- Director Grant ..........      10 Years            1.70%            28.1%               4.20%
September, 2003 -- Other ..............      3-5 Years           1.70%        29.3% - 31.0%       2.62% - 3.61%

                         CIT GROUP INC. AND SUBSIDIARIES

                                             Expected           Average         Expected           Risk Free
Option Issuance                          Option Life Range  Dividend Yield  Volatility Range  Interest Rate Range
---------------                          -----------------  --------------  ----------------  -------------------
      2002
July, 2002 (Tyco replacement) .........      3.6-5.6 years       2.09%        32.3% - 33.2%        3.43% - 4.11%
July, 2002 (IPO) ......................      3-6 years           2.09%        32.3% - 33.2%        3.24% - 4.22%
July, 2002 (other) ....................      10 years            2.09%            27.8%               5.21%
August, 2002 (other) ..................      3-5 years           2.09%        32.5% - 33.2%        2.47% - 3.19%
August, 2002 (other) ..................      10 years            2.16%            27.8%               4.57%
November, 2002 (other) ................      3-5 years           2.40%        32.4% - 33.4%        2.26% - 3.95%

      The following table summarizes information about stock options outstanding and options exercisable at December 31, 2003 and 2002.

                                               Options Outstanding                      Options Exercisable
                                   -------------------------------------------     ----------------------------
                                                    Weighted
           Range of                                  Average       Weighted                         Weighted
           Exercise                  Number        Contractual      Average          Number          Average
             Price                 Outstanding        Life      Exercise Price     Exercisable   Exercise Price
           --------                -----------     -----------  --------------     -----------   --------------
             2003
       $18.14 - $27.21 .........   13,343,619          8.7          $ 22.38         2,850,463       $ 22.98
       $27.22 - $40.83 .........    2,598,485          8.3          $ 32.93         1,055,680       $ 35.38
       $40.84 - $61.26 .........      899,290          5.9          $ 51.27           899,290       $ 51.27
       $61.27 - $91.91 .........    1,779,982          4.4          $ 68.90         1,779,982       $ 68.90
       $91.92 - $137.87 ........      143,858          4.1          $130.82           143,858       $130.82
      $137.88 - $206.82 ........        1,590          4.4          $160.99             1,590       $160.99
                                   ----------                                       ---------
           Totals ..............   18,766,824                                       6,730,863
                                   ==========                                       =========
             2002
       $19.25 - $33.30 .........   10,654,783          9.5          $ 25.66             4,019       $ 23.00
       $33.31 - $49.96 .........    1,691,276          8.3          $ 37.02           967,711       $ 34.89
       $49.97 - $74.95 .........    2,763,934          5.8          $ 62.86         2,763,934       $ 62.86
       $74.96 - $112.44 ........       61,152          6.2          $ 88.37            61,152       $ 88.37
      $112.45 - $168.67 ........      164,110          5.1          $130.64           164,110       $130.64
                                   ----------                                       ---------
           Totals ..............   15,335,255                                       3,960,926
                                   ==========                                       =========

Employee Stock Purchase Plan

      In October 2002, CIT adopted an Employee Stock Purchase Plan (the "ESPP") for all employees customarily employed at least 20 hours per week. The ESPP is available to employees in the United States and to certain international employees. Under the ESPP, CIT is authorized to issue up to 1,000,000 shares of common stock to eligible employees. Employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on either the first business day or the last business day of the quarterly offering period, whichever is lower. The amount of common stock that may be purchased by a participant through the plan is generally limited to $25,000 per year. A total of 88,323 shares were purchased under the plan in 2003.

Restricted Stock

      In 2003, CIT issued 1,229,450 restricted shares to employees under the Long-Term Equity Compensation Plan. These shares were issued at the fair market value on the date of the grant and have a three-year cliff-vest period. In addition, 6,488 shares were granted to outside members of the Board of Directors, who elected to receive shares in lieu of cash compensation for their retainer. These restricted shares vest on the first anniversary of the grant. For the year ended December 31, 2003, three months ended December 31, 2002 and year ended September 30, 2002, $8.8 million, $1.2 million and $5.2 million, respectively, of expenses are included in salaries and general operating expenses on the consolidated statements of income.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 17 -- Commitments and Contingencies

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

      Guarantees are issued primarily in conjunction with CIT's factoring product, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. In the event that the customer is unable to pay according to the contractual terms, then the receivables would be purchased. As of December 31, 2003, there were no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

      The accompanying table summarizes the contractual amounts of credit-related commitments. The reduction in guarantees outstanding from December 31, 2002 reflects the transition to on-balance sheet with respect to certain factoring products, which are included in credit balances of factoring clients in the CIT consolidated balance sheet ($ in millions).

                                                                                         At            At
                                                                                    December 31,  September 30,
                                                           December 31,2003             2002          2002
                                                   -------------------------------  ------------ -------------
                                                      Due to Expire
                                                    -------------------
                                                    Within      After      Total        Total         Total
                                                   One Year   One Year  Outstanding  Outstanding   Outstanding
                                                   --------   --------- -----------  -----------   -----------
Financing and leasing assets ....................   $1,611.5  $4,322.8    $5,934.3     $3,618.9      $3,075.8
Letters of credit and acceptances:
Standby letters of credit .......................      506.1       2.6       508.7        519.8         469.0
Other letters of credit .........................      621.2      72.8       694.0        583.3         641.8
Acceptances .....................................        9.3        --         9.3          5.6           8.4
Guarantees ......................................      120.7      12.5       133.2        745.8         724.5
Venture capital fund commitments ................         --     124.2       124.2        164.9         176.6
Venture capital direct investment commitments ...         --        --          --          4.4           4.4

      As of December 31, 2003, commitments to purchase commercial aircraft from both Airbus Industrie and The Boeing Company are detailed below ($ in millions).

Calendar Year:                                         Amount           Number
--------------                                         ------           ------
2004 ..............................................   $  634.0            15
2005 ..............................................      952.0            20
2006 ..............................................    1,088.0            21
2007 ..............................................      260.0             5
                                                      --------            --
Total .............................................   $2,934.0            61
                                                      ========            ==

      The order amounts exclude CIT's options to purchase additional aircraft. Lease commitments are in place for twelve of the fifteen units to be delivered in 2004.

      Outstanding commitments to purchase equipment, other than the aircraft detailed above, totaled $197.2 million at December 31, 2003. CIT is party to a railcar sale-leaseback transaction under which it is obligated to pay a remaining total of $486.4 million, approximately $28 million per year through 2010 and declining thereafter

                         CIT GROUP INC. AND SUBSIDIARIES
through 2024, which is more than offset by CIT's re-lease of the assets, contingent on its ability to maintain railcar usage. In conjunction with this sale-leaseback transaction, CIT has guaranteed all obligations of the related consolidated lessee entity.

      CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 27 -- Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT's subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies. In addition, CIT has guaranteed, on behalf of certain non-consolidated subsidiaries, $11.9 million of third party debt, which is not reflected in the consolidated balance sheet at December 31, 2003.

Note 18 -- Lease Commitments

      The following table presents future minimum rentals under noncancellable long-term lease agreements for premises and equipment at December 31, 2003 ($ in millions).

Years Ended December 31,                                         Amount
------------------------                                         ------
      2004 ..................................................     $ 53.2
      2005 ..................................................       38.3
      2006 ..................................................       28.6
      2007 ..................................................       20.7
      2008 ..................................................        9.0
      Thereafter ............................................       14.9
                                                                  ------
        Total ...............................................     $164.7
                                                                  ======
      In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to rent escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $32.8 million due in the future under noncancellable subleases.

      Rental expense, net of sublease income on premises and equipment, was as follows ($ in millions).

                                    Year         Three          Year          June 2          January 1
                                   Ended     Months Ended       Ended         through          through
                                December 31,  December 31,   September 30,  September 30,      June 1,
                                    2003          2002           2002           2001            2001
                                ------------  ------------   -------------  -------------      -------
                               (successor)   (successor)     (successor)     (successor)    (predecessor)
Premises ....................     $ 34.0        $ 9.2           $38.4          $14.8            $19.0
Equipment ...................        9.3          2.1             8.4            3.0              3.7
Less sublease income ........       (9.4)        (1.8)           (9.0)         (2.7)            (3.4)
                                  ------        -----           -----          -----            -----
  Total .....................     $ 33.9        $ 9.5           $37.8          $15.1            $19.3
                                  ======        =====           =====          =====            =====

Note 19 -- Fair Values of Financial Instruments

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

                         CIT GROUP INC. AND SUBSIDIARIES

      Actual fair values in the marketplace are affected by other significant factors, such as supply and demand, investment trends and the motivations of buyers and sellers, which are not considered in the methodology used to determine the estimated fair values presented. In addition, fair value estimates are based on existing financial instruments without attempting to estimate the value of future business transactions and the value of assets and liabilities that are part of CIT's overall value but are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include customer base, operating lease equipment, premises and equipment, assets received in satisfaction of loans, and deferred tax balances. In addition, tax effects relating to the unrealized gains and losses (differences in estimated fair values and carrying values) have not been considered in these estimates and can have a significant effect on fair value estimates. The carrying amounts for cash and cash equivalents approximate fair value because they have short maturities and do not present significant credit risks. Credit-related commitments, as disclosed in Note 17 -- "Commitments and Contingencies", are primarily short-term floating-rate contracts whose terms and conditions are individually negotiated, taking into account the creditworthiness of the customer and the nature, accessibility and quality of the collateral and guarantees. Therefore, the fair value of credit-related commitments, if exercised, would approximate their contractual amounts.

                         CIT GROUP INC. AND SUBSIDIARIES

      Estimated fair values, recorded carrying values and various assumptions used in valuing CIT's financial instruments are set forth below ($ in millions).

                                      December 31, 2003          December 31, 2002        September 30, 2002
                                      Asset/(Liability)          Asset/(Liability)         Asset/(Liability)
                                   ------------------------  ------------------------  ------------------------
                                    Carrying     Estimated    Carrying     Estimated     Carrying    Estimated
                                      Value     Fair Value      Value     Fair Value       Value    Fair Value
                                   -----------  -----------  -----------  -----------   ----------- -----------
Finance receivables-loans(1) ....   $24,620.1    $24,711.3   $ 20,450.9    $ 20,608.0   $ 21,065.3  $ 21,218.0
Finance receivables
   held for sale ................       918.3        918.3      1,213.4       1,213.4      1,019.5     1,019.5
Retained interests in
   securitizations(2) ...........     1,380.8      1,380.8      1,451.4       1,451.4      1,410.4     1,410.4
Other assets(3) .................     1,287.8      1,287.8      1,322.4       1,322.4      1,337.4     1,337.4
Commercial paper(4) .............    (4,173.9)    (4,173.9)    (4,974.6)     (4,974.6)    (4,654.2)   (4,654.2)
Fixed-rate senior notes and
   subordinated fixed-rate
   notes(5) .....................   (20,123.7)   (20,291.6)   (19,952.5)    (20,621.3)   (18,718.8)  (18,844.7)
Variable-rate bank credit
   facilities(5) ................          --           --     (2,118.0)     (2,118.0)    (4,040.0)   (4,040.0)
Variable-rate senior notes(5) ...    (9,428.9)    (9,440.5)    (4,917.6)     (4,893.1)    (5,392.4)   (5,361.5)
Credit balances of factoring
   clients and other
   liabilities(5)(6) ............    (6,318.7)    (6,318.7)    (4,586.9)     (4,586.9)    (4,682.1)   (4,682.1)
Preferred capital securities(7)..      (263.0)      (286.4)      (257.2)       (273.4)      (257.7)     (262.7)
Derivative financial
   instruments:(8)
Interest rate swaps, net ........       (36.1)       (36.1)       (60.5)        (60.5)       (16.3)      (16.3)
Cross-currency swaps, net .......       254.3        254.3        145.8         145.8        142.2       142.2
Foreign exchange
   forwards, net ................      (216.0)      (216.0)       (95.4)        (95.4)       (43.3)      (43.3)

--------------------------------------------------------------------------------
(1) The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 4.63% to 7.36% for December 31, 2003, 4.78% to 7.75% for December 31, 2002 and 4.91% to 7.52% for September 30, 2002. The maturities used represent the average contractual maturities adjusted for prepayments. For floating-rate loans that reprice frequently and have no significant change in credit quality, fair value approximates carrying value. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $6.0 billion at December 31, 2003, $6.4 billion at December 31, 2002 and $6.6 billion at September 30, 2002.

(2) Fair values of retained interests in securitizations are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates. Other investment securities actively traded in a secondary market were valued using quoted available market prices.

(3) Other assets subject to fair value disclosure include accrued interest receivable, certain investment securities and miscellaneous other assets. The carrying amount of accrued interest receivable approximates fair value. The carrying value of other assets not subject to fair value disclosure totaled $2,022.5 at December 31, 2003, $1,959.1 million at December 31, 2002 and $2,035.8 million at September 30, 2002.

(4) The estimated fair value of commercial paper approximates carrying value due to the relatively short maturities.

(5) The carrying value of fixed-rate senior notes and subordinated fixed-rate notes includes $292.9 million, $270.6 million and $333.4 million of accrued interest at December 31, 2003, December 31, 2002 and September 30, 2002, respectively. The carrying value of variable-rate bank credit facilities includes $2.6 million of accrued interest at September 30, 2002. Accrued interest was negligible at December 31, 2002. The variable-rate senior notes include $20.5 million, $10.7 million and $13.4 million of accrued interest at December 31, 2003, December 31, 2002, and September 30, 2002, respectively. These amounts are excluded from the other liabilities balances in this table. Fixed-rate notes were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 1.54% to 6.32% at December 31, 2003, 1.65% to 6.02% at December 31, 2002; and 2.23% to 7.61% at September 30, 2002.

(6) The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Other liabilities include accrued liabilities and deferred federal income taxes. Accrued liabilities and payables with no stated maturities have an estimated fair value that approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $601.4 million, $255.0 million and $207.5 million at December 31, 2003, December 31, 2002 and September 30, 2002, respectively.

(7) Preferred capital securities were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar issuances at the end of the year, and includes $7.5 million of accrued interest at December 31, 2003.

(8) CIT enters into derivative financial instruments for hedging purposes only. The estimated fair values are calculated internally using market data and represent the net amount receivable or payable to terminate the agreement, taking into account current market rates. See Note 9 -- "Derivative Financial Instruments" for notional principal amounts associated with the instruments.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 20 -- Certain Relationships and Related Transactions

      CIT is a partner with Dell Inc. ("Dell") in Dell Financial Services L.P. ("DFS"), a joint venture that offers financing to Dell customers. The joint venture provides Dell with financing and leasing capabilities that are complementary to its product offerings and provides CIT with a steady source of new financings. CIT acquired this relationship through an acquisition during November 1999, and the current agreement extends until October 2005. CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has limited recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income generated by DFS as determined under U.S. GAAP is allocated 70% to Dell and 30% to CIT, after CIT has recovered any cumulative losses. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell with one independent director. Any losses generated by DFS as determined under U.S. GAAP are allocated to CIT. DFS is not consolidated in CIT's December 31, 2003 financial statements and is accounted for under the equity method. At December 31, 2003, financing and leasing assets originated by DFS and purchased by CIT (included in the CIT Consolidated Balance Sheet) were $1.4 billion and securitized assets included in managed assets were $2.5 billion. In addition to the owned and securitized assets acquired from DFS, CIT's maximum exposure to loss with respect to activities of the joint venture is approximately $205 million pretax at December 31, 2003, which is comprised of the investment in and loans to the joint venture.

      CIT also has a joint venture arrangement with Snap-on Incorporated ("Snap-on") that has a similar business purpose and model to the DFS arrangement described above, including credit recourse on defaulted receivables. CIT acquired this relationship through an acquisition during November 1999. The agreement with Snap-on extends until January 2007. CIT and Snap-on have 50% ownership interests, 50% board of directors representation and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT's financial statements. As of December 31, 2003, the related financing and leasing assets and securitized assets were $1.1 billion and $0.1 billion, respectively. In addition to the owned and securitized assets purchased from the Snap-on joint venture, CIT's maximum exposure to loss with respect to activities of the joint venture is approximately $17 million pretax at December 31, 2003, which is comprised of the investment in and loans to the joint venture.

      Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce ("CIBC") in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture and share income and losses equally. This entity is not consolidated in CIT's financial statements and is accounted for under the equity method. As of December 31, 2003, CIT's maximum exposure to loss with respect to activities of the joint venture is $119 million pretax, which is comprised of the investment in and loans to the joint venture.

      CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT's interests in certain of these entities were acquired by CIT in November 1999, and others were subsequently entered into in the normal course of business. At December 31, 2003, other assets included $21 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods. This investment is CIT's maximum exposure to loss with respect to these interests as of December 31, 2003.

      As of December 31, 2003, CIT bought receivables totaling $350.0 million from certain subsidiaries of Tyco in a factoring transaction on an arms-length basis. CIT and Tyco engaged in similar factoring transactions, the highest amount of which was $384.4 million, at various times during Tyco's ownership of CIT.

      Certain shareholders of CIT provide investment management services in conjunction with employee benefit plans. These services are provided in the normal course of business.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 21 -- Business Segment Information

Management's Policy in Identifying Reportable Segments

      CIT's reportable segments are comprised of strategic business units aggregated into segments based upon the core competencies relating to product origination, distribution methods, operations and servicing, and the nature of their regulatory environment. This segment reporting is consistent with the presentation to management.

Types of Products and Services

      CIT has five reportable segments: Specialty Finance, Commercial Finance, Equipment Finance, Capital Finance and Structured Finance. These segments, other than Commercial Finance, offer secured lending and leasing products to midsize and larger companies across a variety of industries, including aerospace, construction, rail, machine tool, business aircraft, technology, manufacturing and transportation. The Commercial Finance segment offers secured lending and receivables collection as well as other financial products to small and midsize companies. These include secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, debtor-in-possession and turnaround financing. The Specialty Finance segment also offers home equity products to consumers primarily through a network of brokers and correspondents.

Segment Profit and Assets

      Because CIT generates a majority of its revenue from interest, fees and asset sales, management relies primarily on operating revenues to assess the performance of a segment. CIT also evaluates segment performance based on profit after income taxes, as well as asset growth, credit risk management and other factors.

      Segment reporting was modified, beginning in the quarter ended March 31, 2003, to reflect Equipment Finance and Capital Finance as separate segments. Prior periods have been restated to conform to this current presentation. Previously, these two strategic business units were combined as the Equipment Financing and Leasing segment. This new presentation is consistent with reporting to management. The business segments' operating margins and net income for the year ended December 31, 2003 include the allocation (from Corporate and Other) of additional borrowing costs stemming from the 2002 disruption to the Company's funding base and increased liquidity levels. These additional borrowing and liquidity costs had a greater impact in 2003 than in 2002 and were included in Corporate and Other in 2002. Also, for the year ended December 31, 2003, Corporate and Other included an after-tax charge of $38.4 million related to the write-down of equity investments, an after-tax benefit of $30.8 million from a gain on a call of debt as well as unallocated expenses. During 2003, in order to better align competencies, we transferred certain small business loans and leases, including the small business lending unit, totaling $1,078.6 million from Equipment Finance to Specialty Finance. Prior periods have not been restated to conform to this current presentation.

      The Corporate and Other segment included the following items in the year ended September 30, 2002: (1) goodwill impairment of $6,511.7 million, (2) provision for telecommunications of $200.0 million ($124.0 million after tax),
(3) Argentine provision of $135.0 million ($83.7 million after tax), (4) funding costs of $85.9 million ($53.2 million after tax), and (5) unallocated corporate operating items totaling $7.2 million pre-tax (income) or $3.9 million after tax. For the 2001 periods shown in the table, the corporate segment included funding costs and unallocated corporate operating expenses. Corporate segment funding costs increased significantly in 2002 from 2001, reflecting management's decision to not allocate to the business units the incremental costs of borrowing and liquidity relating to the disruption to our funding base and credit downgrades. Such 2002 additional costs included higher debt quality spreads, use of bank line versus commercial paper borrowings, incremental cost of liquidity facilities, and excess cash held to enhance liquidity. Although management chose to not allocate these incremental costs because they were viewed as relating to temporary conditions, costs have been allocated since January 1, 2003. For all periods shown, Corporate and Other includes the results of the venture capital business.

                         CIT GROUP INC. AND SUBSIDIARIES

      The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement totals and the consolidated managed assets total at or for the year ended December 31, 2003, the three months ended December 31, 2002, the twelve months ended September 30, 2002, and the combined nine months ending September 30, 2001. The selected financial information by business segment presented below is based upon a fixed leverage ratio across business units and the allocation of most corporate expenses. ($ in millions)

                                                                                               Corporate
                            Specialty   Commercial   Equipment  Capital  Structured   Total       and
                             Finance     Finance     Finance    Finance   Finance   Segments     Other   Consolidated
                             -------     -------     -------    -------   -------   --------     -----   ------------
At and for the year ended
December 31, 2003
Operating margin .......... $  842.5    $  529.4    $  148.0    $ 132.2 $  131.6   $ 1,783.7  $   45.5    $ 1,829.2
Income taxes ..............    166.8       141.6        24.6       23.0     38.6       394.6     (29.6)       365.0
Operating earnings (loss)..    260.9       221.3        38.5       36.0     60.3       617.0     (50.1)       566.9
Total financing and
  leasing assets .......... 12,318.4    10,261.9     6,957.7    7,201.2  3,344.7    40,083.9        --     40,083.9
Total managed assets ...... 18,743.9    10,261.9    10,183.9    7,201.2  3,344.7    49,735.6        --     49,735.6
At and for the three months
ended December 31, 2002
Operating margin .......... $  216.8    $  148.0     $  64.7     $ 52.2  $  29.8   $   511.5  $  (33.4)    $  478.1
Income taxes ..............     47.1        40.5         8.7       14.5      8.9       119.7     (27.7)        92.0
Operating earnings (loss)..     73.7        63.4        13.4       22.8     13.9       187.2     (45.9)       141.3
Total financing and
  leasing assets .......... 10,316.8     8,041.6     8,145.2    6,055.7  3,315.4    35,874.7        --     35,874.7
Total managed assets ...... 16,863.0     8,041.6    12,081.4    6,055.7  3,315.4    46,357.1        --     46,357.1
At or for the year ended
September 30, 2002
Operating margin .......... $  932.1    $  474.9    $  378.7    $ 184.9 $  132.8   $ 2,103.4 $  (296.9)  $  1,806.5
Income taxes ..............    214.4       121.9        74.3       49.6     40.0       500.2    (126.2)       374.0
Operating earnings (loss)..   349. 8       198.9       121.1       80.9     65.2       815.9  (7,514.6)    (6,698.7)
Total financing and
  leasing assets .......... 10,119.4     8,910.2     8,398.8    5,868.4  3,090.8    36,387.6        --     36,387.6
Total managed assets ...... 16,970.0     8,910.2    12,782.9    5,868.4  3,090.8    47,622.3        --     47,622.3
At or for the combined
nine months ended
September 30, 2001
Operating margin .......... $  649.4    $  343.2    $  398.6    $ 153.7  $  36.0   $ 1,580.9  $  (22.0)   $ 1,558.9
Income taxes ..............    119.7        86.3        81.7       29.4     26.0       343.1    (100.9)       242.2
Operating earnings (loss)..    196.7       134.8       130.6       84.5     45.8       592.4    (329.1)       263.3
Total financing and
  leasing assets .......... 12,791.1     8,657.1    11,063.7    5,045.4  3,171.9    40,729.2        --     40,729.2
Total managed assets ...... 18,474.2     8,657.1    15,528.5    5,045.4  3,171.9    50,877.1        --     50,877.1

      Finance income and other revenues derived from United States based financing and leasing assets were $3,695.2 million, $977.1 million, $4,284.8 million, and $3,718.7 million for the year ended December 31, 2003, the three months ended December 31, 2002, the year ended September 30, 2002, and the nine months ending September 30, 2001, respectively. Finance income and other revenues derived from foreign based financing and leasing assets, were $944.0 million, $251.7 million, $990.3 million and $829.2 million for the year ended December 31, 2003, the three months ended December 31, 2002, the year ended September 30, 2002 and the nine months ended September 31, 2001, respectively.

Note 22 -- Legal Proceedings

      On April 10, 2003, a putative class action lawsuit, asserting claims under the Securities Act of 1933, was filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and its Chief Financial Officer. The lawsuit contained allegations that the registration statement and prospectus prepared and filed in connection with CIT's 2002 IPO were materially false and misleading, principally with respect to the adequacy of CIT's telecommunications-related loan loss reserves at the time. The lawsuit purported to have been brought on behalf of all those who purchased CIT common stock in or traceable to the IPO, and sought, among other relief, unspecified damages or rescission for those alleged class members who still hold CIT stock and unspecified damages for other alleged class members. On June 25, 2003, by order of the United States District

                         CIT GROUP INC. AND SUBSIDIARIES

Court, the lawsuit was consolidated with five other substantially similar suits, all of which had been filed after April 10, 2003 and one of which named as defendants some of the underwriters in the IPO and certain former directors of CIT. Glickenhaus & Co., a privately held investment firm, was named lead plaintiff in the consolidated action.

      On September 16, 2003, an amended and consolidated complaint was filed. That complaint contains substantially the same allegations as the original complaints. In addition to the foregoing, two similar suits were brought by certain shareholders on behalf of CIT against CIT and some of its present and former directors under Delaware corporate law.

      CIT believes that the allegations in each of these actions are without merit and that its disclosures were proper, complete and accurate. CIT intends to vigorously defend itself in these actions.

      In addition, there are various legal proceedings pending against CIT, which have arisen in the ordinary course of business. Management believes that the aggregate liabilities, if any, arising from such actions, including the class action suit above, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of CIT.

Note 23 -- Goodwill and Intangible Assets

      Goodwill and intangible assets totaled $487.7 million, $400.9 million, $402.0 million and $6,569.5 million at December 31, 2003, December 31, 2002, September 30, 2002 and September 30, 2001, respectively. The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), under which goodwill is no longer amortized but instead is assessed for impairment at least annually. As part of the adoption, the Company allocated its existing goodwill to each of its reporting units as of October 1, 2001. Under the transition provisions of SFAS 142, there was no goodwill impairment as of October 1, 2001.

      During the quarter ended March 31, 2002, CIT's former parent, Tyco, experienced disruptions to its business surrounding its announced break-up plan, downgrades in its credit ratings, and a significant decline in its market capitalization, which caused a disruption in the Company's ability to access capital markets. As a result, management performed impairment analyses during the quarters ended March 31, 2002 and June 30, 2002. These analyses resulted in goodwill impairment charges of $4.513 billion and $1.999 billion for the quarters ended March 31, 2002 and June 30, 2002, respectively. Management performed a goodwill impairment analysis as of October 1, 2003, which indicated that the fair value of goodwill was in excess of the carrying value. Therefore, additional impairment charges were not necessary.

      There were no changes in the carrying values of goodwill during the transition period ended December 31, 2002. The changes in the carrying amount of goodwill for the year ended December 31, 2003 were as follows ($ in millions):

                                           Specialty    Commercial
                                            Finance       Finance       Total
                                           ---------    -----------   --------
Balance as of December 31, 2002 .........    $14.0        $370.4       $384.4
Severance reduction .....................     (1.3)           --         (1.3)
                                             -----        ------       ------
Balance as of December 31, 2003 .........    $12.7        $370.4       $383.1
                                             =====        ======       ======

      The downward revision to severance liabilities during the year ended December 31, 2003 was related to Specialty Finance restructuring activities and was recorded as a reduction to goodwill, as the severance liability was established in conjunction with Tyco acquisition purchase accounting adjustments.

      Other intangible assets, comprised primarily of acquired customer relationships, proprietary computer software and related transaction processes, totaled $104.6 million, $16.5 million, $17.6 million and $22.0 million at December 31, 2003 and 2002 and September 30, 2002 and 2001, respectively, and are included in Goodwill and Intangible Assets on the Consolidated Balance Sheets. The increase in other intangible assets during the year ended December 31, 2003 was due to customer relationships acquired in the purchase of two factoring businesses. Other intangible assets are being amortized over periods ranging from five to twenty years on a straight-line basis. Amortization expense totaled $4.9 million for the year ended December 31, 2003, $1.1 million for the three months

                         CIT GROUP INC. AND SUBSIDIARIES
ended December 31, 2002, $4.4 million for the year ended September 30, 2002 and $0 million for the combined nine month period ended September 30, 2001. The projected amortization for the years ended December 31, 2004 through December 31, 2008 are: $9.1 million for 2004 and 2005; $8.0 million for 2006; and $4.7 million for 2007 and 2008.

      Following is a reconciliation of previously reported net income to net income excluding goodwill amortization ($ in millions, except per share amounts):

                                                                 Three           Year          June 2       January 1
                                                Year Ended   Months Ended       Ended         through        through
                                               December 31,  December 31,   September 30,   September 30,    June 1,
                                                   2003          2002           2002            2001           2001
                                               ------------  ------------   -------------   ------------    ----------
                                                (successor)   (successor)     (successor)    (successor)   (predecessor)
Net income (loss) as reported ...............    $566.9         $141.3        $(6,698.7)       $182.8         $ 80.5
Goodwill amortization, net of tax ...........        --             --               --          59.8           32.7
                                                 ------         ------        ---------        ------         ------
Net income (loss) as adjusted ...............    $566.9         $141.3        $(6,698.7)       $242.6         $113.2
                                                 ======         ======        =========        ======         ======
Net income (loss) as adjusted per
     share -- basis .........................    $ 2.68         $ 0.67        $  (31.66)       $ 1.15         $ 0.53
Net income (loss) as adjusted per
     share -- diluted .......................    $ 2.66         $ 0.67        $  (31.66)       $ 1.15         $ 0.53

Note 24 --  Consolidating  Financial  Statements  -- Tyco Capital  Holdings Inc.
(TCH)

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


($ in millions)                                      Year Ended                        Nine Months Ended
                                                 September 30, 2002                   September 30, 2001
                                      --------------------------------------  -----------------------------------
                                          CIT         TCH       Consolidated     CIT         TCH     Consolidated
                                          ---         ---       ------------     ---         ---     ------------
                                                  (successor)                            (combined)
Finance Income ...................... $ 4,342.8      $    --     $ 4,342.8    $3,975.3     $    --    $3,975.3
Interest expense ....................   1,439.3           --       1,439.3     1,619.8          --     1,619.8
                                      ---------      -------     ---------    --------     -------    --------
Net finance income ..................   2,903.5           --       2,903.5     2,355.5          --     2,355.5
Depreciation on operating lease
   equipment ........................   1,241.0           --       1,241.0     1,036.7          --     1,036.7
                                      ---------      -------     ---------    --------     -------    --------
Net finance margin ..................   1,662.5           --       1,662.5     1,318.8          --     1,318.8
Provision for credit losses .........     788.3           --         788.3       332.5          --       332.5
                                      ---------      -------     ---------    --------     -------    --------
Net finance margin after provision
   for credit losses ................     874.2           --         874.2       986.3          --       986.3
Other revenue .......................     932.3           --         932.3       572.6          --       572.6
                                      ---------      -------     ---------    --------     -------    --------
Operating margin ....................   1,806.5           --       1,806.5     1,558.9          --     1,558.9
                                      ---------      -------     ---------    --------     -------    --------
Salaries and general operating
   expenses .........................     923.4         23.0         946.4       784.9         9.6       794.5
Interest expense -- TCH .............        --        662.6         662.6          --        98.8        98.8
Goodwill impairment .................   6,511.7           --       6,511.7          --          --          --
Goodwill amortization ...............        --           --            --        97.6          --        97.6
Acquisition related costs ...........        --           --            --        54.0          --        54.0
                                      ---------      -------     ---------    --------     -------    --------
Operating expenses ..................   7,435.1        685.6       8,120.7       936.5       108.4     1,044.9
                                      ---------      -------     ---------    --------     -------    --------
(Loss) income before provision for
   income taxes .....................  (5,628.6)      (685.6)     (6,314.2)      622.4      (108.4)      514.0
(Provision) benefit for income taxes     (336.1)       (37.9)       (374.0)     (280.1)       37.9      (242.2)
Minority interest in subsidiary trust
   holding solely debentures of the
   Company, after tax ...............     (10.5)          --         (10.5)       (8.5)         --        (8.5)
                                      ---------      -------     ---------    --------     -------    --------
Net (loss) income ................... $(5,975.2)     $(723.5)    $(6,698.7)   $  333.8     $ (70.5)   $  263.3
                                      =========      =======     =========    ========     =======    ========

                         CIT GROUP INC. AND SUBSIDIARIES

Note 25 -- Initial Public Offering and Acquisition by Tyco International Ltd.

      On July 8, 2002, the former parent of CIT, Tyco International Ltd. ("Tyco") completed a sale of 100% of CIT's outstanding common stock in an initial public offering ("IPO"). All proceeds from the IPO were collected by Tyco. Immediately prior to the offering, a restructuring was effectuated whereby the predecessor, CIT Group Inc., a Nevada corporation, was merged with and into its parent Tyco Capital Holding, Inc. ("TCH") and that combined entity was further merged with and into CIT Group Inc. (Del), a Delaware corporation. In connection with the reorganization, CIT Group Inc. (Del) was renamed CIT Group Inc. As a result of the reorganization, CIT is the successor to CIT Group Inc. (Nevada)'s business, operations, and obligations. On July 12, 2002, the underwriters of the IPO exercised a portion of their over-allotment option to purchase an additional 11.6 million shares of the Company's Common Stock from CIT at the IPO price of $23.00 per share, before underwriting discounts and commissions. CIT received the funds from this sale.

      The purchase price paid by Tyco for CIT was valued at approximately $9.5 billion. The $9.5 billion value consisted of the following: the issuance of approximately 133.0 million Tyco common shares valued at $6,650.5 million on June 1, 2001 in exchange for approximately 73% of the outstanding CIT common stock (including exchangeable shares of CIT Exchangeco, Inc.); the payment of $2,486.4 million in cash to Dai-Ichi Kangyo Bank, Limited ("DKB") on June 1, 2001 for approximately 27% of the outstanding CIT common stock; options for Tyco common shares valued at $318.6 million issued in exchange for CIT stock options; and $29.2 million in acquisition-related costs incurred by Tyco. In addition, $22.3 million in acquisition-related costs incurred by Tyco were paid and were reflected in CIT's equity as an additional capital contribution. The purchase of the CIT common stock held by DKB, which was contingent upon the satisfaction of the conditions of the merger, took place immediately prior to the closing of the merger on June 1, 2001. Additionally, Tyco made capital contributions totaling $898.3 million for the period June 2, 2001 through September 30, 2001, including a note receivable of $200.0 million that was subsequently paid by Tyco during the first fiscal quarter of 2002. Except for the capital contribution used to unwind the activity of TCH, there were no further capital contributions from Tyco subsequent to September 30, 2001.

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

                         CIT GROUP INC. AND SUBSIDIARIES

                                                 Severance              Facilities
                                            -------------------    ---------------------
                                            Number of               Number of                 Other      Total
                                            Employees  Reserves    Facilities   Reserves    Reserves   Reserves
                                            ---------  --------    ----------   --------    --------   --------
Reserves established in fiscal 2001 ......     671      $ 45.8           --         $ --     $ 55.9     $101.7
Fiscal 2001 utilization ..................    (408)      (20.2)          --           --      (51.5)     (71.7)
                                              ----       -----         ----        -----      -----     ------
Ending balance at September 30, 2001 .....     263        25.6           --           --        4.4       30.0
Fiscal 2002 acquisition reserves .........     826        58.4           29         20.7         --       79.1
Fiscal 2002 utilization ..................    (808)      (60.8)          (5)        (6.5)      (4.4)     (71.7)
                                              ----       -----         ----        -----      -----     ------
Balance September 30, 2002 ...............     281        23.2           24         14.2         --       37.4

October 1 -- December 31, 2002
   utilization ...........................     (41)       (6.0)          (2)        (1.8)        --       (7.8)
                                              ----       -----         ----        -----      -----     ------
Balance December 31, 2002 ................     240        17.2           22         12.4         --       29.6
2003 Utilization .........................     (97)      (13.1)         (10)        (5.2)        --      (18.3)
2003 Reduction ...........................    (100)       (1.8)          --           --         --       (1.8)
                                              ----       -----         ----        -----      -----     ------
Balance December 31, 2003 ................      43       $ 2.3           12        $ 7.2      $  --     $  9.5
                                              ====       =====         ====        =====      =====     ======

      The downward revision to the severance reserves during the year ended December 31, 2003 related to Specialty Finance restructuring activities and was recorded as a reduction to goodwill. The reserves remaining at December 31, 2003 primarily relate to the restructuring of European operations. The facility reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining lease terms, generally within 6 years. Severance reserves also include amounts payable within the next year to individuals who chose to receive payments on a periodic basis.

      On September 30, 2001, CIT sold at net book value certain international subsidiaries to a non-U.S. subsidiary of Tyco. As a result of this sale, there were receivables from affiliates totaling $1,440.9 million, representing the debt investment in these subsidiaries. CIT charged arm's length, market-based interest rates on these receivables, and recorded $19.0 million of interest income, as an offset to interest expense, related to those notes for the quarter ended December 31, 2001. A note receivable issued at the time of this transaction of approximately $295 million was collected. Following Tyco's announcement on January 22, 2002 that it planned to separate into four independent, publicly traded companies, CIT repurchased at net book value the international subsidiaries on February 11, 2002. In conjunction with this repurchase, the receivables from affiliates of $1,588.1 million at December 31, 2001 were satisfied. The reacquisition of these subsidiaries has been accounted for as a merger of entities under common control. Accordingly, the balances contained within the financial statements and footnotes include the results of operations, financial position and cash flows of the international subsidiaries repurchased from Tyco for all periods presented.

Note 26 -- Acquisition-Related Costs

      For the combined nine months ended September 30, 2001, acquisition-related costs of $54.0 million, consisting primarily of investment banking and other professional fees, were incurred by CIT prior to and in connection with the acquisition of CIT by Tyco.

Note 27 -- Summarized Financial Information of Subsidiaries (Unaudited)

      The following presents condensed consolidating financial information for CIT Holdings LLC and its wholly-owned subsidiary, Capita Corporation (formerly AT&T Capital Corporation). CIT has guaranteed on a full and unconditional basis the existing registered debt securities and certain other indebtedness of these subsidiaries. Therefore, CIT has not presented financial statements or other information for these subsidiaries on a stand-alone basis. ($ in millions).

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                 CIT
           CONSOLIDATING                     CIT      Capita   Holdings     Other
           BALANCE SHEETS                Group Inc. Corporation   LLC   Subsidiaries   Eliminations    Total
           --------------                ----------------------   ---   ------------   ------------    -----
           (successor)
December 31, 2003
ASSETS
Net finance receivables ............   $   1,581.3   $3,755.4  $1,208.8   $24,111.0     $       --    $30,656.5
Operating lease equipment, net .....            --      580.3     146.4     6,888.8             --      7,615.5
Finance receivables held for sale ..            --       80.0     163.8       674.5             --        918.3
Cash and cash equivalents ..........       1,479.9      410.6     227.5      (144.3)            --      1,973.7
Other assets .......................       8,308.2      198.1     174.1     1,892.6       (5,394.2)     5,178.8
                                       -----------   --------  --------   ---------     ----------    ---------
  Total Assets .....................   $  11,369.4   $5,024.4  $1,920.6   $33,422.6     $ (5,394.2)   $46,342.8
                                       ===========   ========  ========   =========     ==========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ...............................   $  30,656.7   $1,003.5  $1,407.7   $   600.7     $       --    $33,668.6
Credit balances of
  factoring clients ................            --         --        --     3,894.6             --      3,894.6
Accrued liabilities and
  payables .........................     (24,681.5)   3,412.0    (701.2)   25,317.1             --      3,346.4
                                       -----------   --------  --------   ---------     ----------    ---------
  Total Liabilities ................       5,975.2    4,415.5     706.5    29,812.4             --     40,909.6
Minority interest ..................            --         --        --        39.0             --         39.0
Total Stockholders' Equity .........       5,394.2      608.9   1,214.1     3,571.2       (5,394.2)     5,394.2
                                       -----------   --------  --------   ---------     ----------    ---------
  Total Liabilities and
  Stockholders' Equity .............   $  11,369.4   $5,024.4  $1,920.6   $33,422.6     $ (5,394.2)   $46,342.8
                                       ===========   ========  ========   =========     ==========    =========
December 31, 2002
ASSETS
Net finance receivables ............   $     633.5   $3,541.4  $  935.7   $21,749.9     $       --    $26,860.5
Operating lease equipment, net .....            --      734.6     157.1     5,812.9             --      6,704.6
Finance receivables held for sale ..            --      159.1      62.8       991.5             --      1,213.4
Cash and cash equivalents ..........       1,310.9      231.1     293.7       200.9             --      2,036.6
Other assets .......................       6,940.5      283.3     391.6     2,372.6       (4,870.7)     5,117.3
                                       -----------   --------  --------   ---------     ----------    ---------
  Total Assets .....................   $   8,884.9   $4,949.5  $1,840.9   $31,127.8     $ (4,870.7)   $41,932.4
                                       ===========   ========  ========   =========     ==========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ...............................   $  28,194.8   $1,815.7  $2,116.8   $  (446.0)    $       --    $31,681.3
Credit balances of
  factoring clients ................            --         --        --     2,270.0             --      2,270.0
Accrued liabilities and
  payables .........................     (24,180.6)   2,574.1  (1,400.3)   25,860.0             --      2,853.2
                                       -----------   --------  --------   ---------     ----------    ---------
  Total Liabilities ................       4,014.2    4,389.8     716.5    27,684.0             --     36,804.5
Preferred capital securities .......            --         --        --       257.2             --        257.2
Total Stockholders' Equity .........       4,870.7      559.7   1,124.4     3,186.6       (4,870.7)     4,870.7
                                       -----------   --------  --------   ---------     ----------    ---------
  Total Liabilities and
  Stockholders' Equity .............   $   8,884.9   $4,949.5  $1,840.9   $31,127.8     $ (4,870.7)   $41,932.4
                                       ===========   ========  ========   =========     ==========    =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                 CIT
           CONSOLIDATING                     CIT      Capita   Holdings     Other
           BALANCE SHEETS                Group Inc. Corporation   LLC   Subsidiaries   Eliminations    Total
           --------------                ----------------------   ---   ------------   ------------    -----
           (successor)
September 30, 2002
ASSETS
Net finance receivables ............    $    864.3   $2,504.8  $  893.5   $23,418.6      $      --    $27,681.2
Operating lease equipment, net .....            --      797.2     185.3     5,584.9             --      6,567.4
Finance receivables held
  for sale .........................            --      156.7      47.7       815.1             --      1,019.5
Cash and cash equivalents ..........       1,737.8      225.8     330.3       (19.5)            --      2,274.4
Other assets .......................       4,855.0      444.4     452.5     4,173.9       (4,757.8)     5,168.0
                                        ----------   --------  --------   ---------      ---------    ---------
  Total Assets .....................    $  7,457.1   $4,128.9  $1,909.3   $33,973.0      $(4,757.8)   $42,710.5
                                        ==========   ========  ========   =========      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ...............................    $ 28,860.8   $1,858.0  $2,147.6   $  (410.4)     $      --    $32,456.0
Credit balances of factoring clients            --         --        --     2,513.8             --      2,513.8
Accrued liabilities and
  payables .........................     (26,161.5)   1,799.5  (1,348.1)   28,435.3             --      2,725.2
                                        ----------   --------  --------   ---------      ---------    ---------
  Total Liabilities ................       2,699.3    3,657.5     799.5    30,538.7             --     37,695.0
Preferred capital securities .......            --         --        --       257.7             --        257.7
Total Stockholders' Equity .........       4,757.8      471.4   1,109.8     3,176.6       (4,757.8)     4,757.8
                                        ----------   --------  --------   ---------      ---------    ---------
  Total Liabilities and
  Stockholders' Equity .............    $  7,457.1   $4,128.9  $1,909.3   $33,973.0      $(4,757.8)   $42,710.5
                                        ==========   ========  ========   =========      =========    =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                     CIT
           CONSOLIDATING                     CIT       Capita      Holdings    Other
       STATEMENTS OF INCOME               Group Inc. Corporation     LLC    Subsidiaries Eliminations   Total
       --------------------               ---------- -----------   -------- ------------ ------------   -----
           (successor)
Year Ended December 31, 2003
Finance income .........................   $  89.0     $ 785.3      $195.0    $2,660.2      $    --   $3,729.5
Interest expense .......................     (52.7)      303.8         6.6     1,061.6           --    1,319.3
                                           -------     -------      ------    --------      -------   --------
Net finance income .....................     141.7       481.5       188.4     1,598.6           --    2,410.2
Depreciation on operating lease
  equipment ............................        --       371.6        68.5       612.9           --    1,053.0
                                           -------     -------      ------    --------      -------   --------
Net finance margin .....................     141.7       109.9       119.9       985.7           --    1,357.2
Provision for credit losses ............      36.7        53.1        14.6       282.9           --      387.3
                                           -------     -------      ------    --------      -------   --------
Net finance margin, after provision for
  credit losses ........................     105.0        56.8       105.3       702.8           --      969.9
Equity in net income of subsidiaries ...     481.3          --          --          --       (481.3)        --
Other revenue ..........................      60.4       124.8        95.7       666.7           --      947.6
Loss on venture capital investments ....        --          --          --       (88.3)          --      (88.3)
                                           -------     -------      ------    --------      -------   --------
Operating margin .......................     646.7       181.6       201.0     1,281.2       (481.3)   1,829.2
Operating expenses .....................      57.4       168.9        90.3       625.7           --      942.3
Gain on redemption of debt .............        --          --          --        50.4           --       50.4
                                           -------     -------      ------    --------      -------   --------
Income (loss) before provision for
  income taxes .........................     589.3        12.7       110.7       705.9       (481.3)     937.3
Provision for income taxes .............      22.4         5.0        43.2       294.4           --      365.0
Dividends on preferred capital securities,
  after tax ............................        --          --          --        (5.4)          --       (5.4)
                                           -------     -------      ------    --------      -------   --------
Net income .............................   $ 566.9     $   7.7      $ 67.5    $  406.1      $(481.3)  $  566.9
                                           =======     =======      ======    ========      =======   ========



                                                                     CIT
                                             CIT        Capita      Holdings    Other
         (successor)                       Group Inc. Corporation     LLC    Subsidiaries Eliminations   Total
                                          ---------- -----------   -------- ------------ ------------   -----

Three Months Ended December 31, 2002
Finance income .........................    $ 32.9     $ 224.5      $ 50.6     $ 663.7      $    --    $ 971.7
Interest expense .......................      23.9        73.9        (1.1)      243.3           --      340.0
                                           -------     -------      ------    --------      -------   --------
Net finance income .....................       9.0       150.6        51.7       420.4           --      631.7
Depreciation on operating lease equipment       --       105.0        21.6       150.7           --      277.3
                                           -------     -------      ------    --------      -------   --------
Net finance margin .....................       9.0        45.6        30.1       269.7           --      354.4
Provision for credit losses ............      18.8         8.9         2.4       103.3           --      133.4
                                           -------     -------      ------    --------      -------   --------
Net finance margin, after provision for
  credit losses ........................      (9.8)       36.7        27.7       166.4           --      221.0
Equity in net income of subsidiaries ...     144.1          --          --          --       (144.1)        --
Other revenue ..........................       4.1        46.1        23.5       189.8           --      263.5
Loss on venture capital investments ....        --          --          --        (6.4)          --       (6.4)
                                           -------     -------      ------    --------      -------   --------
Operating margin .......................     138.4        82.8        51.2       349.8       (144.1)     478.1
Operating expenses .....................      16.4        35.1        24.7       165.9           --      242.1
                                           -------     -------      ------    --------      -------   --------
Income before provision for income taxes     122.0        47.7        26.5       183.9       (144.1)     236.0
Provision (benefit) for income taxes ...     (19.3)       18.6        14.2        78.5           --       92.0
Dividends on preferred capital
  securities, after tax ................        --          --          --        (2.7)          --       (2.7)
                                           -------     -------      ------    --------      -------   --------
Net income .............................   $ 141.3     $  29.1      $ 12.3     $ 102.7      $(144.1)  $  141.3
                                           =======     =======      ======    ========      =======   ========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                     CIT
              CONSOLIDATING                  CIT        Capita     Holdings     Other
          STATEMENTS OF INCOME           Group Inc.   Corporation     LLC   Subsidiaries  Eliminations  Total
       --------------------------        ----------   -----------  -------- ------------  ------------  ------
               (successor)
Year Ended September 30, 2002
Finance income ........................  $   200.4    $1,050.1      $233.2    $2,859.1    $    --    $ 4,342.8
Interest expense ......................      (80.3)      401.3         4.8     1,113.5         --      1,439.3
                                         ---------    --------      ------    --------    -------    ---------
Net finance income ....................      280.7       648.8       228.4     1,745.6         --      2,903.5
Depreciation on operating lease
  equipment ...........................         --       503.0       105.5       632.5         --      1,241.0
                                         ---------    --------      ------    --------    -------    ---------
Net finance margin ....................      280.7       145.8       122.9     1,113.1         --      1,662.5
Provision for credit losses ...........      308.3       197.9        24.9       257.2         --        788.3
                                         ---------    --------      ------    --------    -------    ---------
Net finance margin, after provision for
  credit losses .......................      (27.6)      (52.1)       98.0       855.9         --        874.2
Equity in net income of subsidiaries ..      130.9          --          --          --     (130.9)          --
Other revenue .........................       20.7       124.0        93.0       734.9         --        972.6
Loss on venture capital investments ...         --          --          --       (40.3)        --        (40.3)
                                         ---------    --------      ------    --------    -------    ---------
Operating margin ......................      124.0        71.9       191.0     1,550.5     (130.9)     1,806.5
Operating expenses ....................    6,588.0       188.7        65.9     1,278.1         --      8,120.7
                                         ---------    --------      ------    --------    -------    ---------
(Loss) income before provision for
  income taxes ........................   (6,464.0)     (116.8)      125.1       272.4     (130.9)    (6,314.2)
Provision (benefit) for income taxes ..      234.7       (45.6)       48.8       136.1         --        374.0
Dividends on preferred capital
  securities, after tax ...............         --          --          --       (10.5)        --        (10.5)
                                         ---------    --------      ------    --------    -------    ---------
Net (loss) income .....................  $(6,698.7)   $  (71.2)     $ 76.3    $  125.8    $(130.9)   $(6,698.7)
                                         =========    ========      ======    ========    =======    =========

               (combined)

Nine Months Ended September 30, 2001
Finance income ........................     $226.4      $998.0      $219.1    $2,531.8    $    --     $3,975.3
Interest expense ......................      141.3       305.4        23.1     1,150.0         --      1,619.8
                                            ------      ------      ------    --------    -------     --------
Net finance income ....................       85.1       692.6       196.0     1,381.8         --      2,355.5
Depreciation on operating lease
  equipment ...........................         --       460.5       103.4       472.8         --      1,036.7
                                            ------      ------      ------    --------    -------     --------
Net finance margin ....................       85.1       232.1        92.6       909.0         --      1,318.8
Provision for credit losses ...........       54.7        88.9        15.1       173.8         --        332.5
                                            ------      ------      ------    --------    -------     --------
Net finance margin, after provision for
  credit losses .......................       30.4       143.2        77.5       735.2         --        986.3
Equity in net income of subsidiaries ..      461.5          --          --          --     (461.5)          --
Other revenue .........................      (80.6)       67.6        68.1       511.5         --        566.6
Gain on venture capital investments ...         --          --          --         6.0         --          6.0
                                            ------      ------      ------    --------    -------     --------
Operating margin ......................      411.3       210.8       145.6     1,252.7     (461.5)     1,558.9
Operating expenses ....................      216.9       160.0        78.4       589.6         --      1,044.9
                                            ------      ------      ------    --------    -------     --------
Income before provision for
  income taxes ........................      194.4        50.8        67.2       663.1     (461.5)       514.0
Provision (benefit) for income taxes ..      (68.9)       19.3        25.5       266.3         --        242.2
Dividends on preferred capital
  securities, after tax ...............         --          --          --        (8.5)        --         (8.5)
                                            ------      ------      ------    --------    -------     --------
Net income ............................     $263.3      $ 31.5      $ 41.7    $  388.3    $(461.5)    $  263.3
                                            ======      ======      ======    ========    =======     ========

                         CIT GROUP INC. AND SUBSIDIARIES


                                                                  CIT
              CONSOLIDATING                  CIT       Capita   Holdings     Other
         STATEMENT OF CASH FLOWS         Group Inc.  Corporation   LLC   Subsidiaries Eliminations   Total
         -----------------------         ----------  -----------   ---   -------------------------   -----
               (successor)
Year Ended December 31, 2003
Cash Flows From Operating Activities:
Net cash flows provided by
  operations ........................   $    224.4  $  629.7  $    386.6  $    946.4  $       --  $  2,187.1
                                        ----------  --------  ----------  ----------  ----------  ----------
Cash Flows From Investing Activities:
Net decrease in financing and
  leasing assets ....................       (982.4)   (338.2)     (416.4)   (2,172.7)         --    (3,909.7)
Decrease in inter-company loans
  and investments ...................     (1,534.9)       --          --          --     1,534.9          --
Other ...............................           --        --          --       (77.8)         --       (77.8)
                                        ----------  --------  ----------  ----------  ----------  ----------
Net cash flows (used for)
  investing activities ..............     (2,517.3)   (338.2)     (416.4)   (2,250.5)    1,534.9    (3,987.5)
                                        ----------  --------  ----------  ----------  ----------  ----------
Cash Flows From Financing Activities:
Net increase (decrease) in debt .....      2,461.9    (812.2)     (709.1)      902.3          --     1,842.9
Inter-company financing .............           --     700.2       672.7       162.0    (1,534.9)         --
Cash dividends paid .................           --        --          --      (101.8)         --      (101.8)
Other ...............................           --        --          --        (3.6)         --        (3.6)
                                        ----------  --------  ----------  ----------  ----------  ----------
Net cash flows provided by
  (used for) financing activities ...      2,461.9    (112.0)      (36.4)      958.9    (1,534.9)    1,737.5
                                        ----------  --------  ----------  ----------  ----------  ----------
Net (decrease) increase in cash
and cash equivalents ................        169.0     179.5       (66.2)     (345.2)         --       (62.9)
Cash and cash equivalents,
  beginning of period ...............      1,310.9     231.1       293.7       200.9          --     2,036.6
                                        ----------  --------  ----------  ----------  ----------  ----------
Cash and cash equivalents,
  end of period .....................   $  1,479.9  $  410.6  $    227.5  $   (144.3) $       --  $  1,973.7
                                        ==========  ========  ==========  ==========  ==========  ==========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                         CIT
              CONSOLIDATING                   CIT         Capita       Holdings     Other
         STATEMENT OF CASH FLOWS           Group Inc.   Corporation      LLC      Subsidiaries    Eliminations     Total
     ------------------------------        ----------   -----------    --------   ------------    ------------   ----------
               (successor)
Three Months Ended December 31, 2002
Cash Flows From Operating Activities:
Net cash flows (used for)
  provided by operations ...............   $ (2,191.1)   $    115.1    $   51.5    $  2,636.9      $       --    $    612.4
                                           ----------    ----------    --------    ----------      ----------    ----------
Cash Flows From Investing Activities:
Net increase (decrease) in financing
  and leasing assets ...................        212.8      (1,062.8)      (43.6)        882.8              --         (10.8)
Increase in intercompany loans
  and investments ......................      2,217.4            --          --            --        (2,217.4)           --
Other ..................................           --            --          --          (4.3)             --          (4.3)
                                           ----------    ----------    --------    ----------      ----------    ----------
Net cash flows (used for) provided by
  investing activities .................      2,430.2      (1,062.8)      (43.6)        878.5        (2,217.4)        (15.1)
                                           ----------    ----------    --------    ----------      ----------    ----------
Cash Flows From Financing Activities:
Net decrease in debt ...................       (666.0)        (42.3)      (30.8)        (70.6)             --        (809.7)
Intercompany financing .................           --         995.3       (13.7)     (3,199.0)        2,217.4            --
Cash dividends paid ....................           --            --          --         (25.4)             --         (25.4)
                                           ----------    ----------    --------    ----------      ----------    ----------
Net cash flows (used for) provided by
  financing activities .................       (666.0)        953.0       (44.5)     (3,295.0)        2,217.4        (835.1)
                                           ----------    ----------    --------    ----------      ----------    ----------
Net (decrease) increase in cash and
  cash equivalents .....................       (426.9)          5.3       (36.6)        220.4              --        (237.8)
Cash and cash equivalents,
  beginning of period ..................      1,737.8         225.8       330.3         (19.5)             --       2,274.4
                                           ----------    ----------    --------    ----------      ----------    ----------
Cash and cash equivalents, end of period   $  1,310.9    $    231.1    $  293.7    $    200.9      $       --    $  2,036.6
                                           ==========    ==========    ========    ==========      ==========    ==========

                         CIT GROUP INC. AND SUBSIDIARIES

                                       CIT
              CONSOLIDATING                     CIT        Capita    Holdings    Other
         STATEMENT OF CASH FLOWS             Group Inc. Corporation    LLC   Subsidiaries Eliminations    Total
         -----------------------             ----------------------    ---   ------------ ------------    -----
               (successor)
Year Ended September 30, 2002
Cash Flows From Operating Activities:
Net cash flows provided by
   (used for) operations ...............   $    334.7  $   (298.1) $ (688.2) $  2,047.5     $     --    $  1,395.9
                                           ----------  ----------  --------  ----------     --------    ----------
Cash Flows From Investing Activities:
Net increase in financing
   and leasing assets ..................        662.0       211.9     721.3       779.0           --       2,374.2
Increase in intercompany loans and
   investments .........................      1,008.3          --        --          --     (1,008.3)           --
Other ..................................           --          --        --       (52.5)          --         (52.5)
                                           ----------  ----------  --------  ----------     --------    ----------
Net cash flows provided by
   investing activities ................      1,670.3       211.9     721.3       726.5     (1,008.3)      2,321.7
                                           ----------  ----------  --------  ----------     --------    ----------
Cash Flows From Financing Activities:
Net (decrease) increase in debt ........     (1,885.3)   (1,021.2)    175.3      (698.1)          --      (3,429.3)
Intercompany financing .................           --     1,226.2     117.7    (2,352.2)     1,008.3            --
Capital contributions from
   former parent .......................        923.5          --        --          --           --         923.5
Cash dividends paid ....................           --          --        --          --           --            --
Proceeds from issuance of
   common stock ........................        254.6          --        --          --           --         254.6
                                           ----------  ----------  --------  ----------     --------    ----------
Net cash flows (used for) provided by
   financing activities ................       (707.2)      205.0     293.0    (3,050.3)     1,008.3      (2,251.2)
                                           ----------  ----------  --------  ----------     --------    ----------
Net increase (decrease) in cash and
   cash equivalents ....................      1,297.8       118.8     326.1      (276.3)          --       1,466.4
Cash and cash equivalents,
   beginning of period .................        440.0       107.0       4.2       256.8           --         808.0
                                           ----------  ----------  --------  ----------     --------    ----------
Cash and cash equivalents, end of period   $  1,737.8  $    225.8  $  330.3  $    (19.5)    $     --    $  2,274.4
                                           ==========  ==========  ========  ==========     ========    ==========

                         CIT GROUP INC. AND SUBSIDIARIES


                                                                       CIT
              CONSOLIDATING                      CIT       Capita    Holdings     Other
         STATEMENT OF CASH FLOWS             Group Inc. Corporation    LLC   Subsidiaries  Eliminations     Total
         -----------------------             ----------------------    ---   ------------  ------------     -----
               (combined)
Nine Months Ended September 30, 2001
Cash Flows From Operating Activities:
Net cash flows provided by (used for)
   operations ..........................   $     17.4  $    275.1  $  128.4     $  608.4     $     --      $  1,029.3
                                           ----------  ----------  --------     --------     ----------    ----------
Cash Flows From Investing Activities:
Net increase (decrease) in financing and
   leasing assets ......................        335.0       440.4     (36.7)       275.5           --         1,014.2
Decrease in intercompany loans and
   investments .........................     (2,822.6)       --        --           --          2,822.6          --
Other ..................................         --          --        --          (21.2)          --           (21.2)
                                           ----------  ----------  --------     --------     ----------    ----------
Net cash flows provided by (used for)
   investing activities ................     (2,487.6)      440.4     (36.7)       254.3        2,822.6         993.0
                                           ----------  ----------  --------     --------     ----------    ----------
Cash Flows From Financing Activities:
Net (decrease) increase in debt ........      1,114.7    (2,872.5)   (247.4)      (741.4)          --        (2,746.6)
Intercompany financing .................         --       2,134.7     240.6        447.3       (2,822.6)         --
Capital contributions from
   former parent .......................        675.0        --        --           70.5           --           745.5
Cash dividends paid ....................         --          --        --          (52.9)          --           (52.9)
Other ..................................         --          --        --           27.6           --            27.6
                                           ----------  ----------  --------     --------     ----------    ----------
Net cash flows (used for) provided by
   financing activities ................      1,789.7      (737.8)     (6.8)      (248.9)      (2,822.6)     (2,026.4)
                                           ----------  ----------  --------     --------     ----------    ----------
Net (decrease) increase in cash and
   cash equivalents ....................       (680.5)      (22.3)     84.9        613.8           --            (4.1)
Cash and cash equivalents, beginning
   of period ...........................      1,120.5       129.3     (80.7)      (357.0)          --           812.1
                                           ----------  ----------  --------     --------     ----------    ----------
Cash and cash equivalents, end of period   $    440.0  $    107.0  $    4.2     $  256.8     $     --      $    808.0
                                           ==========  ==========  ========     ========     ==========    ==========

                         CIT GROUP INC. AND SUBSIDIARIES

      Note 28 -- Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data are presented below ($ in millions, except per share data).

                                                             Year Ended December 31, 2003
                                                --------------------------------------------------
                                                  First        Second         Third       Fourth
                                                 Quarter       Quarter       Quarter      Quarter
                                                ----------  ------------  ------------   ---------
Net finance margin .........................     $313.7        $339.2       $342.3        $362.0
Provision for credit losses ................      103.0         100.6         82.9         100.8
Other revenue ..............................      239.9         229.7        232.0         246.0
Loss on venture capital investments ........       (4.4)        (12.1)       (11.3)        (60.5)
Salaries and general operating expenses ....      233.6         227.2        237.5         244.0
Gain on debt call ..........................         --            --           --          50.4
Provision for income taxes .................       82.9          89.3         94.6          98.2
Dividends on preferred capital
  securities, after tax ....................        2.7           2.7           --            --

Minority interest after tax ................         --           0.1          0.2           (0.3)
Net income (loss) ..........................     $127.0        $136.9       $147.8        $155.2
Net income (loss) per diluted share (1) ....     $ 0.60        $ 0.65        $0.69        $ 0.72



                                                                           Year Ended September 30, 2002
                                                                    ------------------------------------------
                                                     Three Months
                                                         Ended
                                                     December 31,    First     Second       Third      Fourth
                                                         2002       Quarter    Quarter     Quarter     Quarter
                                                     ------------   -------    -------     -------    --------
Net finance margin ................................     $354.4      $487.5     $ 448.2      $ 356.0     $370.8
Provision for credit losses .......................      133.4       112.9       195.0        357.7      122.7
Other revenue .....................................      263.5       242.5       237.4        247.5      245.2
(Loss) gain on venture capital investments ........       (6.4)        2.6        (5.3)        (1.4)     (36.2)
Salaries and general operating expenses ...........      242.1       238.7       234.2        237.9      235.6
Interest expense -- TCH ...........................         --        76.3       305.0        281.3         --
Goodwill impairment ...............................         --          --     4,512.7      1,999.0         --
Provision for income taxes ........................       92.0       118.2        50.4        121.3       84.1
Minority interest in subsidiary trust holding
   solely debentures of the Company, after tax ....        2.7         2.4         2.7          2.7        2.7
Net income (loss) .................................     $141.3      $184.1   $(4,619.7)   $(2,397.8)    $134.7
Net income (loss) per diluted share (1) ...........     $ 0.67      $ 0.87    $ (21.84)   $  (11.33)    $ 0.64

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                     Nine Months Ended September 30, 2001
                                                                   ----------------------------------------
                                                                    First          Second            Third
                                                                   Quarter        Quarter(2)        Quarter
                                                                   -------        ----------        -------
                                                                (predecessor)     (combined)      (successor)
Net finance margin ............................................     $404.7          $429.4          $484.7
Provision for credit losses ...................................       68.3           166.7            97.5
Other revenue .................................................      206.7           120.0           239.9
Gain (loss) on venture capital investments ....................        4.9             1.8            (0.7)
Salaries and general operating expenses .......................      263.5           267.9           263.1
Goodwill amortization .........................................       22.5            29.7            45.4
Interest expense -- TCH .......................................         --            25.0            73.8
Acquisition-related costs .....................................         --            54.0              --
Provision for income taxes ....................................       99.0            30.5           112.7
Minority interest in subsidiary trust holding solely
   debentures of the Company, after tax .......................        2.9             2.8             2.8
Net income (loss) .............................................     $160.1          $(25.4)         $128.6
Net income (loss) per diluted share(1) ........................     $ 0.75          $(0.12)         $ 0.61

--------------------------------------------------------------------------------
(1) Per share calculations assume that common shares outstanding as a result of the July 2002 IPO (211.7 million) were outstanding for all periods preceding the quarter ended September 30, 2002.

(2) The second quarter of 2001 includes predecessor operations through June 1, 2001 and successor operations for June 2 through June 30, 2001.

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

      In connection with the interim period through January 1, 2001 through June 1, 2001, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

Item 9A. Controls and Procedures.

      As of December 31, 2003 the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that the information that the Company must disclose in its reports filed under the Securities Exchange Act is communicated and processed in a timely manner. Albert R. Gamper Jr. Chairman and Chief Executive Officer, and Joseph M. Leone, Vice Chairman and Chief Financial Officer, participated in this evaluation.

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

      In connection with the June 2001 acquisition by Tyco, our income tax compliance, reporting and planning function was transferred to Tyco. Following our 2002 IPO, we classified our tax reporting as a "reportable condition", as defined by standards established by the American Institute of Certified Public Accountants. We have made substantial progress in rebuilding our tax reporting and compliance functions, including hiring and training personnel, rebuilding tax reporting systems, preparing amendments to prior period U.S. Federal income tax returns, and implementing processes and controls with respect to income tax reporting and compliance. We have built processes to prepare a tax basis balance sheet to complete the analysis of deferred tax assets and liabilities as of December 31, 2003. Further work continues in the areas of quality control, proof and reconciliation and we anticipate completing this initiative during the second or third quarter of 2004. Future income tax return filings and the completion of the aforementioned analysis of deferred tax assets and liabilities could result in reclassifications to deferred tax assets and liabilities.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information called for by Item 10 is incorporated by reference from the information under the caption "Election of Directors" and "Election of Directors -- Executive Officers" in our Proxy Statement for our 2004 annual meeting of stockholders.

Item 11. Executive Compensation.

      The information called for by Item 11 is incorporated by reference from the information under the caption "Compensation of Directors and Executive Officers" in our Proxy Statement for our 2004 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information called for by Item 12 is incorporated by reference from the information under the caption "Principal Shareholders" in our Proxy Statement for our 2004 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions.

      The information called for by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for our 2004 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

      The information called for by Item 14 is incorporated by reference from the information under the caption "Appointment of Independent Accountants" in our Proxy Statement for our 2004 annual meeting of stockholders.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

            1.    The following financial statements of CIT and Subsidiaries:

                  Reports of Independent Accountants

                  Consolidated Balance Sheets-December 31, 2003, December 31, 2002, and September 30, 2001.

                  Consolidated Statements of Income for the year ended December 31, 2003, for the three months ended December 31, 2002, for the fiscal year ended September 30, 2002, for the period from June 2 through September 30, 2001, and for the period January 1 through June 1, 2001.

                  Consolidated Statements of Shareholders' Equity for the year ended December 31, 2003, for the three months ended December 31, 2002, for the fiscal year ended September 30, 2002, for the period from June 2 through September 30, 2001, and for the period January 1 through June 1, 2001.

                  Consolidated Statements of Cash Flows for the year ended December 31, 2003, for the three months ended December 31, 2002, for the fiscal year ended September 30, 2002, for the period from June 2 through September 30, 2001, and for the period January 1 through June 1, 2001.

                  Notes to Consolidated Financial Statements

            2. All schedules are omitted because they are not applicable or because the required information appears in the Consolidated Financial Statements or the notes thereto.

      (b) Current Report on Form 8-K, dated October 22, 2003, reporting (i) that CIT's Board of Directors declared a dividend of $.12 per share,
            (ii) that CIT currently anticipated calling certain debt securities for redemption in December 2003 and January 2004 pursuant to their terms, and (iii) CIT's financial results as of and for the quarter and nine month periods ended September 30, 2003.

            Current Report on Form 8-K, dated October 23, 2003, attaching as an exhibit certain historical quarterly financial information.

            Current Report on Form 8-K, dated December 22, 2003, reporting that CIT and the applicable trustee intended to execute certain documentation to correct the interest payment schedule on CIT's Floating Rate Senior Notes maturing September 22, 2006, which were issued on September 23, 2003, CUSIP Number 125581AF5, in the aggregate principal amount of $200,000,000.

      (c) Exhibits

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

            4.5 Third Supplemental Indenture dated July 2, 2002 between CIT Group Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed by CIT on July 10, 2002).

            4.6 Indenture dated as of September 24, 1998 by and between CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and Bank One Trust Company, N.A., as trustee, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to an Exhibit to Form S-3 filed by CIT on September 24, 1998).

            4.7 First Supplemental Indenture dated as of May 9, 2001 among CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), Bank One Trust Company, N.A., as trustee, and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent (Incorporated by reference to Exhibit 4.2d to Post-Effective Amendment No. 1 to Form S-3 filed by CIT on May 11, 2001).

            4.8 Second Supplemental Indenture dated as of June 1, 2001 among CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), CIT Holdings (NV) Inc. and Bank One Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2e to Form S-3 filed by CIT on June 7, 2001).

            4.9 Third Supplemental Indenture dated as of February 14, 2002 to an Indenture dated as of September 24, 1998, as supplemented by the First Supplemental Indenture dated as of May 9, 2001 and the Second Supplemental Indenture dated as of June 1, 2001, by and between CIT Group Inc. (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and Bank One Trust Company, N.A., as trustee, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.2 to Form 8-K filed by CIT on February 22, 2002).

            4.10 Fourth Supplemental Indenture dated as of July 2, 2002 to an Indenture dated as of September 24, 1998, as supplemented by the First Supplemental Indenture dated as of May 9, 2001 and the Second Supplemental Indenture dated as of June 1, 2001 and the Third Supplemental Indenture dated as of February 14, 2002, by and between CIT Group Inc. (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and Bank One Trust Company, N.A., as trustee, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.1 to Form 8-K filed by CIT on July 10, 2002).

            4.11 Indenture dated as of September 24, 1998 by and between CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and The Bank of New York, as trustee, for the issuance of unsecured and senior subordinated debt securities (Incorporated by reference to an Exhibit to Form S-3 filed by CIT September 24, 1998).

            4.12 First Supplemental Indenture dated as of June 1, 2001 among CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), CIT Holdings (NV) Inc. and The Bank of New York, as trustee, for the issuance of unsecured and senior subordinated debt securities (Incorporated by reference to Exhibit 4.2f to Form S-3 filed by CIT on June 7, 2001).

            4.13 Second Supplemental Indenture dated as of February 14, 2002 to an Indenture dated as of September 24, 1998, as supplemented by the First Supplemental Indenture dated as of June 1, 2001, by and between CIT Group Inc. (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and The Bank of New York, as trustee, for the issuance of unsecured senior subordinated debt securities (Incorporated by reference to Exhibit 4.3 to Form 8-K filed by CIT on February 22, 2002).

            4.14 Third Supplemental Indenture dated as of July 2, 2002 to an Indenture dated as of September 24, 1998, as supplemented by the First Supplemental Indenture dated as of June 1, 2001 and the Second Supplemental Indenture dated as of February 14, 2002, by and between CIT Group Inc. (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and The Bank of New York, as trustee, for the issuance of unsecured senior subordinated debt securities (Incorporated by reference to Exhibit 4.2 to Form 8-K filed by CIT on July 10, 2002).

            4.15 Indenture dated as of September 24, 1998 by and between CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and BNY Midwestern Trust Company (as successor trustee to Harris Trust and Savings Bank) as trustee, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to an Exhibit to Form S-3 filed by CIT on September 24, 1998).

            4.16 First Supplemental Indenture dated as of June 1, 2001 among CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), CIT Holdings (NV) Inc. and BNY Midwestern Trust Company (as successor trustee to Harris Trust and Savings Bank) as trustee (Incorporated by reference to Exhibit 4.2e to Form S-3 filed by CIT on June 7, 2001).

            4.17 Second Supplemental Indenture dated as of February 14, 2002 to an Indenture dated as of September 24, 1998, as supplemented by the First Supplemental Indenture dated as of May 9, 2001 and the Second Supplemental Indenture dated as of June 1, 2001, by and between CIT Group Inc. (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and BNY Midwestern Trust Company (as successor trustee to Harris Trust and Savings
                  Bank) as trustee, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.2 to Form 8-K filed by CIT on February 22, 2002).

            4.18 Third Supplemental Indenture dated as of July 2, 2002 to an Indenture dated as of September 24, 1998, as supplemented by the First Supplemental Indenture dated as of May 9, 2001 and the Second Supplemental Indenture dated as of June 1, 2001 and the Third Supplemental Indenture dated as of February 14, 2002, by and between CIT Group Inc. (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.) and BNY Midwestern Trust Company (as successor trustee to Harris Trust and Savings
                  Bank) as trustee, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.1 to Form 8-K filed by CIT on July 10, 2002).

            4.19 Indenture dated as of August 26, 2002 by and among CIT Group Inc., J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.), as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

            4.20 Certain instruments defining the rights of holders of CIT's long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

            4.21 5-Year Credit Agreement, dated as of March 28, 2000, among CIT Group Inc. (formerly known as Tyco Capital Corporation and The CIT Group, Inc.), the banks party thereto, J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.), as Arranger, Barclays Bank PLC, Bank of America, N.A., Citibank, N.A. and The Dai-Ichi Kangyo Bank, Limited, as Syndication Agents, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent ("5 Year Credit Agreement") (Incorporated by reference to Exhibit 10.6 to Form 10-Q filed by CIT on February 14, 2002).

            4.22 First Amendment to 5 Year Credit Agreement, dated as of October 7, 2002 (Incorporated by reference to Exhibit 99.3 to Form 8-K filed by CIT on October 24, 2002).

            4.23 Assumption Agreement, dated as of June 1, 2001, to 5 Year Credit Agreement (Incorporated by reference to Exhibit 10.7 to Form 10-Q filed by CIT on February 14, 2002).

            4.24 Additional Bank Agreement, dated as of August 1, 2000, to 5 Year Credit Agreement (Incorporated by reference to Exhibit
                  10.8 to Form 10-Q filed by CIT on February 14, 2002).

            4.25 Assumption Agreement dated as of July 2, 2002 made by CIT Group Inc. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed by CIT on July 10, 2002).

            4.26 364-Day Credit Agreement, dated as of October 15, 2002, among CIT Group Inc., the banks and other financial institutions from time to time parties thereto, J.P. Morgan Securities, Inc., as sole lead arranger and bookrunner, JP Morgan Chase Bank, as administrative agent, and Barclays Bank PLC, Bank of America, N.A. and Citibank, as syndication agents (Incorporated by reference to Form 10-Q filed by CIT on November 7, 2002).

            4.27 5-Year Credit Agreement, dated as of October 10, 2003 among J.P. Morgan Securities Inc., a joint lead arranger and bookrunner, Citigroup Global Markets Inc., as joint lead arranger and bookrunner, JP Morgan Chase Bank as administrative agent, Bank of America, N.A. as syndication agent, and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.2 to Form 10-Q filed by CIT on November 7, 2003).

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

            10.4 Employment Agreement for Albert R. Gamper, Jr., dated as of January 1, 2003 (incorporated by reference to Form 10-K filed by CIT on February 26, 2003). 10.5 Employment Agreement for Joseph M. Leone dated as of January 1, 2003 (incorporated by reference to Form 10-K filed by CIT on February 26, 2003).

            10.6 Employment Agreement for Thomas B. Hallman dated as of January 1, 2003 (incorporated by reference to Form 10-K filed by CIT on February 26, 2003).

            10.7 Employment Agreement for Lawrence A. Marsiello dated as of January 1, 2003 (incorporated by reference to Form 10-K filed by CIT on February 26, 2003).

            10.8 Employment Agreement for Nikita Zdanow dated as of January 1, 2003 (incorporated by reference to Form 10-K filed by CIT on February 26, 2003).

            10.9 Employment Agreement for Jeffrey M. Peek dated as of July 22, 2003 (incorporated by reference to Form 10-Q filed by CIT on November 7, 2003).

            10.10 Executive Severance Plan (incorporated by reference to Exhibit
                  [10.24] to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

            10.11 Long-Term Equity  Compensation Plan (incorporated by reference to Form DEF-14A filed April 23, 2003).

            10.12 Form of Indemnification  Agreement  (incorporated by reference to Exhibit [10.26] to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

            10.13 Form of Tax Agreement by and between Tyco  International  Ltd.
                  and CIT (incorporated by reference to Exhibit [10.27] to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

            12.1 CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

            21.1  Subsidiaries of CIT.

            23.1  Consent of PricewaterhouseCoopers LLP.

            24.1  Powers of Attorney.

            31.1 Certification of Albert R. Gamper, Jr. pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Joseph M. Leone pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                   CIT GROUP INC.

                                   By: /s/ ROBERT J. INGATO
                                       -----------------------------------------
                                                   Robert J. Ingato
                                       Executive Vice President, General Counsel
                                                     and Secretary

March 9, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 9, 2004 in the capacities indicated below.

                         Name                                            Date
                        ------                                           ----

               /s/ ALBERT R. GAMPER, JR.
----------------------------------------------------
                 Albert R. Gamper Jr.
          Chairman and Chief Executive Officer
                     and Director
             (principal executive officer)

----------------------------------------------------
                    Gary C. Butler
                       Director

                 WILLIAM A. FARLINGER*
----------------------------------------------------
                 William A. Farlinger
                       Director

                   WILLIAM FREEMAN*
----------------------------------------------------
                    William Freeman
                       Director

                    THOMAS H. KEAN*
----------------------------------------------------
                    Thomas H. Kean
                       Director

                 EDWARD J. KELLY, III*
----------------------------------------------------
                 Edward J. Kelly, III
                       Director

                MARIANNE MILLER PARRS*
----------------------------------------------------
                 Marianne Miller Parrs
                       Director

                    JEFFREY M. PEEK
----------------------------------------------------
                    Jeffrey M. Peek
                       Director

                      JOHN RYAN*
----------------------------------------------------
                       John Ryan
                       Director

                    PETER J. TOBIN*
----------------------------------------------------
                    Peter J. Tobin
                       Director

                  LOIS M. VAN DEUSEN*
----------------------------------------------------
                  Lois M. Van Deusen
                       Director

                  /S/ JOSEPH M. LEONE
----------------------------------------------------
                    Joseph M. Leone
                   Vice Chairman and
                Chief Financial Officer
            (principal accounting officer)


*By:             /s/ WILLIAM J. TAYLOR
----------------------------------------------------
                   William J. Taylor
        Executive Vice President and Controller
            (principal accounting officer)

*By:             /S/ ROBERT J. INGATO
----------------------------------------------------
                   Robert J. Ingato
     Executive Vice President and General Counsel

      Original powers of attorney authorizing Robert Ingato, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.

Where You Can Find More Information

      A copy of the Annual Report on Form 10-K, including the exhibits and schedules thereto, may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. Information on the Public
Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov, from which interested parties can electronically access the Annual Report on Form 10-K, including the exhibits and schedules thereto.

      The Annual Report on Form 10-K, including the exhibits and schedules thereto, and other SEC filings, are available free of charge on the Company's Internet site at http://www.cit.com as soon as reasonably practicable after such material is electronically filed with the SEC. Copies of our Corporate Governance Guidelines, the Charters of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee, and our Code of Business Conduct are available, free of charge, on our internet site at http://www.cit.com, and printed copies are available by contacting Investor Relations, 1 CIT Drive, Livingston, NJ 07439 or by telephone at (973) 740-5000.