Form 10-Q
period 2004-03-31
CIT GROUP INC
filed 2004-05-07
CIK 1171825

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

                  For the quarterly period ended March 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes X No ___

      As of April 30, 2004, there were 211,725,186 shares of the Registrant's common stock outstanding.

================================================================================

                         CIT GROUP INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         Part I--Financial Information:

Item 1.  Consolidated Financial Statements ..............................     1
         Consolidated Balance Sheets (Unaudited).........................     1
         Consolidated Statements of Income (Unaudited)...................     2
         Consolidated Statements of Stockholders' Equity (Unaudited).....     3
         Consolidated Statements of Cash Flows (Unaudited)...............     4
         Notes to Consolidated Financial Statements......................   5-18
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations and Quantitative and Qualitative
           Disclosure about Market Risk..................................  19-46
Item 4.  Controls and Procedures.........................................    47

                           Part II--Other Information:

Item 1.  Legal Proceedings...............................................    48
Item 2.  Common Stock Repurchase Activity................................    48
Item 6.  Exhibits and Reports on Form 8-K................................    49
         Signatures......................................................    50

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                        CIT GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                      ($ in millions -- except share data)

                                                                                   March 31,        December 31,
                                                                                     2004              2003
                                                                                   ---------        ------------

                                     ASSETS

Financing and leasing assets:
   Finance receivables........................................................     $32,187.4         $31,300.2
   Reserve for credit losses..................................................        (636.7)           (643.7)
                                                                                   ---------         ---------
   Net finance receivables....................................................      31,550.7          30,656.5
   Operating lease equipment, net.............................................       7,576.2           7,615.5
   Finance receivables held for sale..........................................       1,006.2             918.3
Cash and cash equivalents.....................................................       1,356.5           1,973.7
Retained interest in securitizations..........................................       1,364.6           1,380.8
Goodwill and intangible assets................................................         485.5             487.7
Other assets..................................................................       2,912.7           3,310.3
                                                                                   ---------         ---------
Total Assets..................................................................     $46,252.4         $46,342.8
                                                                                   =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Debt:
   Commercial paper...........................................................     $ 4,820.2         $ 4,173.9
   Variable-rate senior notes.................................................       9,170.7           9,408.4
   Fixed-rate senior notes....................................................      19,829.8          19,830.8
   Preferred capital securities...............................................         255.1             255.5
                                                                                   ---------         ---------
Total debt....................................................................      34,075.8          33,668.6
Credit balances of factoring clients..........................................       3,619.4           3,894.6
Accrued liabilities and payables..............................................       3,025.9           3,346.4
                                                                                   ---------         ---------
   Total Liabilities..........................................................      40,721.1          40,909.6
                                                                                   ---------         ---------
Commitments and Contingencies (Note 10)
Minority interest.............................................................          38.6              39.0
Stockholders' Equity:
   Preferred stock: $0.01 par value, 100,000,000 authorized, none issued......            --                --
   Common stock: $0.01 par value, 600,000,000 authorized,
     211,849,987 issued, 211,832,465 outstanding..............................           2.1               2.1
   Paid-in capital, net of deferred compensation of $52.8 and $30.6...........      10,668.2          10,677.0
   Accumulated deficit........................................................      (4,980.5)         (5,141.8)
   Accumulated other comprehensive loss.......................................        (196.4)           (141.6)
   Less: Treasury stock, 17,522 and 43,529 shares, at cost....................          (0.7)             (1.5)
                                                                                   ---------         ---------
   Total Stockholders' Equity.................................................       5,492.7           5,394.2
                                                                                   ---------         ---------
   Total Liabilities and Stockholders' Equity.................................     $46,252.4         $46,342.8
                                                                                   =========         =========

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     ($ in millions-- except per share data)

                                                                                 For the Quarters Ended March 31,
                                                                                 --------------------------------
                                                                                      2004              2003
                                                                                    --------          --------
Finance income................................................................      $  902.9          $  939.2
Interest expense..............................................................         298.0             354.7
                                                                                    --------          --------
Net finance income............................................................         604.9             584.5
Depreciation on operating lease equipment.....................................         234.5             278.8
                                                                                    --------          --------
Net finance margin............................................................         370.4             305.7
Provision for credit losses...................................................          85.6             103.0
                                                                                    --------          --------
Net finance margin after provision for credit losses..........................         284.8             202.7
Other revenue.................................................................         230.4             239.9
Gain (loss) on venture capital investments....................................           0.7              (4.4)
                                                                                    --------          --------
Operating margin..............................................................         515.9             438.2
Salaries and general operating expenses.......................................         247.3             225.6
Gain on redemption of debt....................................................          41.8                --
                                                                                    --------          --------
Income before provision for income taxes......................................         310.4             212.6
Provision for income taxes....................................................        (121.1)            (82.9)
Dividends on preferred capital securities, after tax..........................            --              (2.7)
                                                                                    --------          --------
Net income....................................................................      $  189.3          $  127.0
                                                                                    ========          ========
Earnings per share
Basic earnings per share......................................................      $   0.89          $   0.60
                                                                                    ========          ========
Diluted earnings per share....................................................      $   0.88          $   0.60
                                                                                    ========          ========
Number of shares - basic (thousands)..........................................       211,839           211,573
                                                                                    ========          ========
Number of shares - diluted (thousands)........................................       215,809           211,899
                                                                                    ========          ========
Dividends per common share....................................................      $   0.13          $   0.12
                                                                                    ========          ========

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                                 ($ in millions)

                                                                            Accumulated         Total             Total
                                      Common      Paid-in      Treasury     (Deficit)/      Comprehensive     Stockholders'
                                       Stock      Capital        Stock       Earnings       (Loss)/Income        Equity
                                      ------     ---------     --------     -----------     -------------     -------------
Balance December 31, 2003.........     $ 2.1     $10,677.0      $ (1.5)      $(5,141.8)         $(141.6)         $5,394.2
Net income........................        --            --          --           189.3               --             189.3
Foreign currency translation
  adjustments.....................        --            --          --              --              1.4               1.4
Change in fair values of
  derivatives qualifying as
  cash flow hedges................        --            --          --              --            (61.6)            (61.6)
Unrealized gains on equity
  and securitization
  investments, net................        --            --          --              --              5.4               5.4
                                                                                                                 --------
Total comprehensive income........        --            --          --              --               --             134.5
                                                                                                                 --------
Cash dividends....................        --            --          --           (28.0)              --             (28.0)
Restricted common
  stock grants....................        --           6.6          --              --               --               6.6
Treasury stock purchased,
  at cost.........................        --            --       (37.1)             --               --             (37.1)
Exercise of stock
  option awards...................        --         (15.4)      37.9              --               --              22.5
                                       -----     ---------      ------       ---------          -------          --------
Balance March 31, 2004............     $ 2.1     $10,668.2      $ (0.7)      $(4,980.5)         $(196.4)         $5,492.7
                                       =====     =========      ======       =========          =======          ========

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in millions)

                                                                                        For the Quarters
                                                                                         Ended March 31,
                                                                                   --------------------------
                                                                                      2004            2003
                                                                                   ----------      ----------
Cash Flows From Operations
Net income....................................................................     $    189.3       $   127.0
Adjustments to reconcile net income to net cash flows from operations:
   Depreciation and amortization..............................................          248.2           288.8
   Provision for credit losses................................................           85.6           103.0
   Provision for deferred federal income taxes................................           95.4            74.7
   Gains on equipment, receivable and investment sales........................          (62.5)          (60.7)
   Gain on debt redemption....................................................          (41.8)             --
   Decrease (increase) in other assets........................................          303.1          (116.7)
   (Decrease) increase in accrued liabilities and payables....................         (346.6)           61.1
   Other......................................................................          (26.0)           21.5
                                                                                   ----------      ----------
Net cash flows provided by operations.........................................          444.7           498.7
                                                                                   ----------      ----------
Cash Flows From Investing Activities
Loans extended................................................................      (12,699.8)      (12,341.1)
Collections on loans..........................................................       10,829.8        10,233.4
Proceeds from asset and receivable sales......................................        1,731.9         1,699.2
Purchases of finance receivable portfolios....................................         (595.1)         (360.8)
Net decrease in short-term factoring receivables..............................         (400.8)         (182.7)
Purchases of assets to be leased..............................................         (268.7)         (333.4)
Other   ......................................................................           (1.1)          (41.4)
                                                                                   ----------      ----------
Net cash flows (used for) investing activities................................       (1,403.8)       (1,326.8)
                                                                                   ----------      ----------
Cash Flows From Financing Activities
Repayments of variable and fixed-rate notes...................................       (3,011.5)       (2,997.8)
Proceeds from the issuance of variable and fixed-rate notes...................        2,804.2         4,352.4
Net decrease in commercial paper..............................................          646.3          (484.1)
Net repayments of non-recourse leveraged lease debt...........................          (61.1)          (28.2)
Cash dividends paid...........................................................          (28.0)          (25.4)
Other   ......................................................................           (8.0)             --
                                                                                   ----------      ----------
Net cash flows provided by financing activities...............................          341.9           816.9
                                                                                   ----------      ----------
Net (decrease) in cash and cash equivalents...................................         (617.2)          (11.2)
Cash and cash equivalents, beginning of period................................        1,973.7         2,036.6
                                                                                   ----------      ----------
Cash and cash equivalents, end of period......................................     $  1,356.5      $  2,025.4
                                                                                   ==========      ==========
Supplementary Cash Flow Disclosure
Interest paid.................................................................     $    287.5      $    331.2
Federal, foreign, state and local income taxes paid, net......................     $     24.7      $     18.9

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 -- Summary of Significant Accounting Policies

      CIT Group Inc., a Delaware corporation ("we," "CIT" or the "Company"), is a global commercial and consumer finance company that was founded in 1908. CIT provides financing and leasing capital for companies in a wide variety of industries, offering vendor, equipment, commercial, factoring, consumer, and structured financing products. CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region.

      These financial statements, which have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States ("GAAP") and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Financial statements in this Form 10-Q have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT's financial position and results of operations. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Stock Based Compensation

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

                                                                                  For the Quarters Ended March 31,
                                                                                  --------------------------------
                                                                                        2004             2003
                                                                                       ------           ------

Net income as reported..........................................................       $189.3           $127.0
Stock-based compensation expense-- fair value method, after tax.................          5.1              6.7
                                                                                       ------           ------
Pro forma net income............................................................       $184.2           $120.3
                                                                                       ======           ======
Basic earnings per share as reported............................................       $ 0.89           $ 0.60
                                                                                       ======           ======
Basic earnings per share pro forma..............................................       $ 0.87           $ 0.57
                                                                                       ======           ======
Diluted earnings per share as reported..........................................       $ 0.88           $ 0.60
                                                                                       ======           ======
Diluted earnings per share pro forma............................................       $ 0.85           $ 0.57
                                                                                       ======           ======

                         CIT GROUP INC. AND SUBSIDIARIES

      For the quarters ended March 31, 2004 and 2003, net income includes $4.0 million and $0.5 million of after-tax compensation cost related to restricted stock awards.

Recent Accounting Pronouncements

      In March 2004, the SEC issued Staff Accounting Bulletin 105 "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 requires that certain mortgage loan commitments issued after March 31, 2004 be accounted for as derivatives until the loan is made or they expire unexercised. Management does not expect the adoption of SAB 105 to have a material financial statement impact.

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

      In December 2003, the FASB revised SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revision requires interim disclosures regarding certain components of net periodic pension costs and the employer's contribution paid, or expected to be paid during the current fiscal year, if significantly different from amounts previously disclosed for interim periods beginning after December 15, 2003. The additional required disclosures are included in Note 9 -- Post Retirement and Other Benefit Plans.

      In December 2003, the SEC issued Staff Accounting Bulletin 104 "Revenue Recognition" ("SAB 104"), which revises or rescinds portions of related interpretive guidance in order to be consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 as of January 1, 2004 did not have a material financial statement impact.

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

Note 2 -- Earnings Per Share

      Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the denominator and averaged approximately 16.1 million shares for the quarter ended March 31, 2004 and 17.3 million shares for the quarter ended March 31, 2003.

                         CIT GROUP INC. AND SUBSIDIARIES

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented ($ in millions, except per share amounts, which are in whole dollars; weighted-average share balances in thousands):

                                             Quarter Ended March 31, 2004              Quarter Ended March 31, 2003
                                        ---------------------------------------   ---------------------------------------
                                          Income         Shares       Per Share     Income         Shares       Per Share
                                        (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                        -----------   -------------   ---------   -----------   -------------   ---------
Basic EPS:
   Income available to common
     stockholders....................     $189.3        211,839        $ 0.89        $127.0        211,573        $0.60
Effect of Dilutive Securities:
   Restricted shares.................         --            540            --            --            326           --
   Stock options.....................         --          3,430         (0.01)           --             --           --
                                          ------        -------        ------        ------        -------        -----
Diluted EPS..........................     $189.3        215,809        $ 0.88        $127.0        211,899        $0.60
                                          ======        =======        ======        ======        =======        =====

Note 3 -- Business Segment Information

      The selected financial information by business segment presented below is based upon a fixed leverage ratio across business units and the allocation of most corporate expenses. Corporate and Other includes operating losses on venture capital investments, although those assets are included within Structured Finance, which manages the assets ($ in millions).

                                                                                               Total
                                Specialty   Commercial   Equipment    Capital    Structured   Business   Corporate
                                 Finance     Finance      Finance     Finance     Finance     Segments   and Other   Consolidated
                                ---------   ----------   ---------    -------    ----------   --------   ---------   ------------

At and for the quarter ended
   March 31, 2004
Operating margin ...........    $   228.1   $   142.3    $    47.3    $   48.3    $   26.5    $   492.5    $23.4      $   515.9
Income taxes ...............         44.7        37.5          9.8         9.8         6.8        108.6     12.5          121.1
Net income .................         78.2        60.6         15.2        19.0        10.1        183.1      6.2          189.3
Total financing and
   leasing assets ..........     13,048.1    10,555.9      6,871.7     7,229.2     3,316.7     41,021.6       --       41,021.6
Total managed assets .......     19,062.6    10,555.9      9,924.2     7,229.2     3,316.7     50,088.6       --       50,088.6

At and for the quarter ended
   March 31, 2003
Operating margin ...........    $   190.5   $   129.9    $    40.2    $   28.9    $   28.3    $   417.8    $20.4      $   438.2
Income taxes ...............         33.4        34.6          6.8         4.9         7.8         87.5     (4.6)          82.9
Net income (loss) ..........         52.2        54.1         10.7         7.7        12.2        136.9     (9.9)         127.0
Total financing and
   leasing assets ..........     11,925.8     8,682.7      6,928.2     6,196.7     3,359.9     37,093.3       --       37,093.3
Total managed assets .......     18,336.3     8,682.7     10,905.4     6,196.7     3,359.9     47,481.0       --       47,481.0

                         CIT GROUP INC. AND SUBSIDIARIES

Note 4 -- Concentrations

      The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets ($ in millions):

                                                                      March 31, 2004          December 31, 2003
                                                                   --------------------     --------------------
                                                                     Amount     Percent     Amount       Percent
                                                                   ---------    -------     ---------    -------
Geographic
North America:
   Northeast...............................................        $ 8,166.6     19.9%      $ 8,319.8      20.8%
   West....................................................          7,870.8     19.2%        7,485.5      18.7%
   Midwest.................................................          6,271.5     15.3%        5,996.2      14.9%
   Southeast...............................................          5,782.7     14.1%        5,558.6      13.9%
   Southwest...............................................          4,643.1     11.3%        4,423.1      11.0%
   Canada..................................................          2,009.6      4.9%        2,055.5       5.1%
                                                                   ---------    -----       ---------     -----
Total North America........................................         34,744.3     84.7%       33,838.7      84.4%
Foreign....................................................          6,277.3     15.3%        6,245.2      15.6%
                                                                   ---------    -----       ---------     -----
   Total...................................................        $41,021.6    100.0%      $40,083.9     100.0%
                                                                   =========    =====       =========     =====

                                                                     March 31, 2004          December 31, 2003
                                                                   --------------------     --------------------
                                                                    Amount      Percent       Amount     Percent
                                                                   ---------    -------     ---------    -------
Industry
Manufacturing(1) (no industry greater than 2.9%)...........        $ 7,416.7     18.1%      $ 7,340.6      18.3%
Retail(2)..................................................          5,700.7     13.9%        5,630.9      14.0%
Commercial airlines (including regional airlines)..........          5,029.6     12.3%        5,039.3      12.6%
Consumer based lending-- home mortgage.....................          3,465.1      8.4%        2,830.8       7.1%
Transportation(3)..........................................          2,920.8      7.1%        2,934.9       7.3%
Service industries.........................................          2,678.9      6.5%        2,608.3       6.5%
Consumer based lending-- non-real estate(4)................          1,856.9      4.5%        1,710.9       4.3%
Construction equipment.....................................          1,471.3      3.6%        1,571.2       3.9%
Wholesaling................................................          1,431.8      3.5%        1,374.7       3.4%
Communications(5)..........................................          1,317.7      3.2%        1,386.5       3.5%
Automotive Services........................................          1,212.7      3.0%        1,152.3       2.9%
Other (no industry greater than 3.0%)(6)...................          6,519.4     15.9%        6,503.5      16.2%
                                                                   ---------    -----       ---------     -----
   Total...................................................        $41,021.6    100.0%      $40,083.9     100.0%
                                                                   =========    =====       =========     =====

--------------------------------------------------------------------------------
(1) Includes manufacturers of textiles and apparel, industrial machinery and equipment, electrical and electronic equipment and other industries.

(2)   Includes retailers of apparel (5.9%) and general merchandise (4.1%).

(3)   Includes  rail,  bus,   over-the-road  trucking  industries  and  business
      aircraft.

(4) Includes receivables from consumers for products in various industries such as manufactured housing, recreational vehicles, marine and computers and related equipment.

(5) Includes $500.0 million and $556.3 million of equipment financed for the telecommunications industry at March 31, 2004 and December 31, 2003, respectively, but excludes telecommunications equipment financed for other industries.

(6) Included in "Other" above are financing and leasing assets in the energy, power and utilities sectors, which totaled $956.6 million, or 2.3% of total financing and leasing assets at March 31, 2004. This amount includes approximately $630.2 million in project financing and $269.0 million in rail cars on lease.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 5 -- Retained Interests in Securitizations

      The following table details the components of retained interests in securitizations ($ in millions):

                                                                                 March 31,        December 31,
                                                                                   2004               2003
                                                                                 ---------        ------------
Retained interests in commercial loans:
   Retained subordinated securities..........................................     $  456.1          $  536.6
   Interest-only strips......................................................        371.9             366.8
   Cash reserve accounts.....................................................        303.3             226.3
                                                                                  --------          --------
   Sub total.................................................................      1,131.3           1,129.7
                                                                                  --------          --------
Retained interests in consumer loans:
   Retained subordinated securities..........................................         89.9              86.7
   Interest-only strips......................................................         49.9              58.9
   Cash reserve accounts.....................................................         26.1              34.0
                                                                                  --------          --------
   Sub total.................................................................        165.9             179.6
                                                                                  --------          --------
Aerospace equipment trust certificates.......................................         67.4              71.5
                                                                                  --------          --------
   Total.....................................................................     $1,364.6          $1,380.8
                                                                                  ========          ========

Note 6 -- Accumulated Other Comprehensive Loss

      The following table details the components of accumulated other comprehensive loss, net of tax ($ in millions):

                                                                                  March 31,       December 31,
                                                                                    2004              2003
                                                                                  ---------       ------------
Foreign currency translation adjustments.....................................      $(104.4)         $(105.8)
Changes in fair values of derivatives qualifying as cash flow hedges.........       (102.9)           (41.3)
Unrealized gain on equity and securitization investments.....................         11.7              6.3
Minimum pension liability adjustments........................................         (0.8)            (0.8)
                                                                                   -------          -------
   Total accumulated other comprehensive loss................................      $(196.4)         $(141.6)
                                                                                   =======          =======

Note 7 -- Derivative Financial Instruments

      As part of managing exposure to interest rate, foreign currency, and, in limited instances, credit risk, CIT, as an end-user, enters into various derivative transactions, all of which are transacted in over-the-counter markets with other financial institutions acting as principal counter parties.
Derivatives are utilized for hedging purposes only, and policy prohibits entering into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and to achieve hedge accounting treatment, whenever possible, substantially all derivatives entered into are designated according to a hedge objective against a specific or forecasted liability or, in limited instances, assets. The notional amounts, rates, indices, and maturities of our derivatives closely match the related terms of the underlying hedged items.

      CIT utilizes interest rate swaps to exchange variable-rate interest underlying forecasted issuances of commercial paper, specific variable-rate debt instruments, and, in limited instances, variable-rate assets for fixed-rate amounts. These interest rate swaps are designated as cash flow hedges and changes in fair value of these swaps, to the extent they are effective as a hedge, are recorded in other comprehensive income. Ineffective amounts are recorded in interest expense. Interest rate swaps are also utilized to convert fixed-rate interest on specific debt instruments to variable-rate amounts. These interest rate swaps are designated as fair value hedges and changes in fair value of these swaps are recorded as basis adjustments to the underlying debt balance.

                         CIT GROUP INC. AND SUBSIDIARIES

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position ($ in millions):

                                                    Notional Amount
                                          ----------------------------------
                                          March 31, 2004   December 31, 2003
                                          --------------   -----------------
                                                                             Effectively converts the interest
                                                                             rate on an equivalent amount of
                                                                             forecasted commercial paper
Floating to fixed-rate swaps--                                               issuances, variable-rate notes and
  cash flow hedges.....................      $2,585.5          $2,615.0      selected assets to a fixed rate.

                                                                             Effectively converts the interest
                                                                             rate on an equivalent amount of
Fixed to floating-rate swaps--                                               fixed-rate notes and selected assets
  fair value hedges ...................       6,751.2           6,758.2      to a variable rate.
                                             --------          --------
Total interest rate swaps..............      $9,336.7          $9,373.2
                                             ========          ========

      In addition to the swaps in the table above, in conjunction with securitizations, CIT entered into $2.8 billion in notional amount of interest rate swaps with the related trusts to protect the trusts against interest rate risk. CIT is insulated from this risk by entering into offsetting swap transactions with third parties totaling $2.8 billion in notional amount at March 31, 2004.

      CIT utilizes foreign currency exchange forward contracts to hedge currency risk underlying foreign currency loans to subsidiaries and the net investments in foreign operations. These contracts are designated as foreign currency cash flow hedges or net investment hedges and changes in fair value of these contracts are recorded in other comprehensive income along with the translation gains and losses on the underlying hedged items. CIT also utilizes cross currency interest rate swaps to hedge currency risk underlying foreign currency debt. These swaps are designated as foreign currency cash flow hedges or foreign currency fair value hedges and changes in fair value of these contracts are recorded in other comprehensive income along with the translation gains and losses on the underlying hedged items.

      The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as cash flow hedges are presented in the following table ($ in millions).

                                                                      Fair Value                      Total
                                                                      Adjustments    Income Tax    Unrealized
                                                                    of Derivatives     Effects        Loss
                                                                    --------------   ----------    ----------
Balance at December 31, 2003-- unrealized loss.....................     $ 64.6         $(23.3)       $ 41.3
Changes in values of derivatives qualifying as cash flow hedges....      101.0          (39.4)         61.6
                                                                        ------         ------        ------
Balance at March 31, 2004-- unrealized loss........................     $165.6         $(62.7)       $102.9
                                                                        ======         ======        ======

      The unrealized loss as of March 31, 2004, presented in the preceding table, primarily reflects our use of interest rate swaps to convert variable-rate debt to fixed-rate debt, followed by lower market interest rates. For the quarter ended March 31, 2004, the ineffective portion of changes in the fair value of cash flow hedges amounted to $0.3 million and has been recorded as a decrease to interest expense. Assuming no change in interest rates, approximately $43.3 million, net of tax, of Accumulated Other Comprehensive Loss is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made. The Accumulated Other Comprehensive Loss (along with the corresponding swap liability) will be adjusted as market interest rates change over the remaining life of the swaps.

      During the first quarter of 2004, CIT entered into credit default swaps, with a combined notional value of $35.0 million and terms of 5 years, to economically hedge certain credit exposures. These swaps do not meet the requirements for hedge accounting treatment and therefore are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income. The fair value adjustment as of March 31, 2004 was not significant.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 8 -- Certain Relationships and Related Transactions

      CIT is a partner with Dell Inc. ("Dell") in Dell Financial Services L.P. ("DFS"), a joint venture that offers financing to Dell customers. The joint venture provides Dell with financing and leasing capabilities that are complementary to its product offerings and provides CIT with a steady source of new financings. CIT acquired this relationship through an acquisition during November 1999, and the current agreement extends until October 2005. CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has limited recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income generated by DFS as determined under GAAP is allocated 70% to Dell and 30% to CIT, after CIT has recovered any cumulative losses. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell, with one independent director. Any losses generated by DFS as determined under GAAP are allocated to CIT. DFS is not consolidated in CIT's March 31, 2004 financial statements and is accounted for under the equity method. At March 31, 2004, financing and leasing assets related to the DFS program (included in the CIT Consolidated Balance Sheet) were $1.6 billion and securitized assets included in managed assets were $2.4 billion. In addition to the owned and securitized assets acquired from DFS, CIT's maximum exposure to loss with respect to activities of the joint venture is approximately $202 million pretax at March 31, 2004, which is comprised of the investment in and loans to the joint venture.

      CIT also has a joint venture arrangement with Snap-on Incorporated ("Snap-on") that has a similar business purpose and model to the DFS arrangement described above, including credit recourse on defaulted receivables. CIT acquired this relationship through an acquisition during November 1999. The agreement with Snap-on extends until January 2007. CIT and Snap-on have 50% ownership interests, 50% board of directors representation and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT's financial statements. As of March 31, 2004, the related financing and leasing assets and securitized assets were $1.1 billion and $0.1 billion, respectively. In addition to the owned and securitized assets purchased from the Snap-on joint venture, CIT's maximum exposure to loss with respect to activities of the joint venture is approximately $21 million pretax at March 31, 2004, which is comprised of the investment in and loans to the joint venture.

      Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce ("CIBC") in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture and share income and losses equally. This entity is not consolidated in CIT's financial statements and is accounted for under the equity method. As of March 31, 2004, CIT's maximum exposure to loss with respect to activities of the joint venture is $142 million pretax, which is comprised of the investment in and loans to the joint venture.

      CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT's interests in certain of these entities were acquired by CIT in November 1999, and others were subsequently entered into in the normal course of business. At March 31, 2004, other assets included $22 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods. This investment is CIT's maximum exposure to loss with respect to these interests as of March 31, 2004.

      Certain shareholders of CIT provide investment management services in conjunction with employee benefit plans. These services are provided in the normal course of business.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 9 -- Post retirement and Other Benefit Plans

      The following table discloses various components of pension expense ($ in millions).

                                                For the Quarters Ended March 31,
                                                --------------------------------
                                                       2004           2003
                                                       ----           ----
Retirement Plans
Service cost..................................        $ 4.5          $ 3.9
Interest cost.................................          3.9            3.6
Expected return on plan assets................         (4.1)          (2.3)
Amortization of net loss......................          0.7            0.9
                                                      -----          -----
Net periodic benefit cost.....................        $ 5.0          $ 6.1
                                                      =====          =====
Postretirement Plans
Service cost..................................        $ 0.5          $ 0.4
Interest cost.................................          0.8            0.7
Amortization of net loss......................          0.3            0.1
                                                      -----          -----
Net periodic benefit cost.....................        $ 1.6          $ 1.2
                                                      =====          =====

Note 10 -- Commitments and Contingencies

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

      Guarantees are issued primarily in conjunction with CIT's factoring product, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. In the event that the customer is unable to pay according to the contractual terms, then the receivables would be purchased. As of March 31, 2004, there were no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

      The   accompanying   table   summarizes   the   contractual   amounts   of
credit-related commitments ($ in millions).

                                                                                                          At
                                                                                                     December 31,
                                                                      At March 31, 2004                  2003
                                                             ------------------------------------    ------------
                                                                 Due to Expire
                                                             ---------------------
                                                              Within        After        Total          Total
                                                             One Year     One Year    Outstanding    Outstanding
                                                             --------     --------    -----------    -----------
Financing and leasing assets............................     $1,428.8     $5,486.0     $6,914.8       $5,934.3
Letters of credit and acceptances:
  Standby letters of credit.............................        508.5         22.3        530.8          508.7
  Other letters of credit...............................        627.2         72.8        700.0          694.0
  Acceptances...........................................         11.2           --         11.2            9.3
Guarantees..............................................         97.5         12.4        109.9          133.2
Venture capital fund commitments........................          3.4        113.7        117.1          124.2

                         CIT GROUP INC. AND SUBSIDIARIES

      As of March 31, 2004, commitments to purchase commercial aircraft from both Airbus Industrie and The Boeing Company are detailed below ($ in millions).

Calendar Year:                                       Amount         Number
--------------                                       ------         ------
2004.............................................   $  715.0           17
2005.............................................      918.0           18
2006.............................................      996.0           20
2007.............................................      260.0            5
                                                    --------           --
Total............................................   $2,889.0           60
                                                    ========           ==

      The order amounts exclude CIT's options to purchase additional aircraft.

      Outstanding commitments to purchase equipment, other than the aircraft detailed above, totaled $206.7 million at March 31, 2004. CIT is party to a railcar sale-leaseback transaction under which it is obligated to pay a remaining total of $465.7 million, approximately $28 million per year through 2010 and declining thereafter through 2024, which is more than offset by CIT's re-lease of the assets, contingent on its ability to maintain railcar usage. In conjunction with this sale-leaseback transaction, CIT has guaranteed all obligations of the related consolidated lessee entity.

      CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 14 -- Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT's subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies. In addition, CIT has guaranteed, on behalf of certain non-consolidated subsidiaries, $11.9 million of third party debt, which is not reflected in the consolidated balance sheet at March 31, 2004.

Note 11 -- Legal Proceedings

      On April 10, 2003, a putative class action lawsuit, asserting claims under the Securities Act of 1933, was filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and its Chief Financial Officer. The lawsuit contained allegations that the registration statement and prospectus prepared and filed in connection with CIT's 2002 IPO were materially false and misleading, principally with respect to the adequacy of CIT's telecommunications-related loan loss reserves at the time. The lawsuit purported to have been brought on behalf of all those who purchased CIT common stock in or traceable to the IPO, and sought, among other relief, unspecified damages or rescission for those alleged class members who still hold CIT stock and unspecified damages for other alleged class members. On June 25, 2003, by order of the United States District Court, the lawsuit was consolidated with five other substantially similar suits, all of which had been filed after April 10, 2003 and one of which named as defendants some of the underwriters in the IPO and certain former directors of CIT. Glickenhaus & Co., a privately held investment firm, has been named lead plaintiff in the consolidated action.

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

                         CIT GROUP INC. AND SUBSIDIARIES

Note 12 -- Severance and Facility Restructuring Reserves

      The following table summarizes purchase accounting liabilities (pre-tax) related to severance of employees and closing facilities that were recorded in connection with the acquisition of CIT by Tyco, as well as utilization during the current quarter ($ in millions):

                                                            Severance              Facilities
                                                       --------------------    ---------------------
                                                       Number of               Number of                 Total
                                                       Employees    Reserve    Facilities    Reserve    Reserves
                                                       ---------    -------    ----------    -------    --------
Balance December 31, 2003.........................         43        $ 2.3         12         $ 7.2      $ 9.5
Utilization.......................................        (12)        (0.8)        (2)         (4.2)      (5.0)
                                                          ---        -----         --         -----      -----
Balance at March 31, 2004.........................         31        $ 1.5         10         $ 3.0      $ 4.5
                                                           ==        =====         ==         =====      =====

      The reserves remaining at March 31, 2004 relate largely to the restructuring of the European operations. Severance reserves include amounts payable within the next year to individuals who chose to receive payments on a periodic basis. The facility reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining lease terms, generally within 6 years.

Note 13 -- Goodwill and Intangible Assets

      Goodwill and intangible assets totaled $485.5 million and $487.7 million at March 31, 2004 and December 31, 2003, respectively. The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), under which goodwill is no longer amortized but instead is assessed for impairment at least annually. As part of the adoption, the Company allocated its existing goodwill to each of its reporting units as of October 1, 2001. Under the transition provisions of SFAS 142, there was no goodwill impairment as of October 1, 2001.

      The most recent goodwill impairment analysis was performed during the fourth quarter of 2003, which indicated that the fair value of goodwill was in excess of the carrying value. There were no changes in the carrying values of goodwill during the quarter ended March 31, 2004. The following table summarizes the remaining goodwill balance by segment ($ in millions):

                                           Specialty    Commercial
                                            Finance       Finance        Total
                                           ---------    ----------       -----
Balance as of March 31, 2004............     $12.7        $370.4         $383.1

      Other intangible assets, net, comprised primarily of acquired customer relationships, proprietary computer software and related transaction processes, totaled $102.4 million and $104.6 million, at March 31, 2004 and December 31, 2003, and are included in Goodwill and Intangible Assets in the Consolidated Balance Sheets. Other intangible assets are being amortized in relation to the related revenue streams over their respective lives that range from five to twenty years. Amortization expense totaled $2.2 million for the quarter ended March 31, 2004 versus $1.1 million for the quarter ended March 31, 2003. The projected amortization for the years ended December 31, 2004 through December 31, 2008 are: $9.1 million for 2004 and 2005; $8.0 million for 2006; and $4.7 million for 2007 and 2008.

Note 14 -- Summarized Financial Information of Subsidiaries

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

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                     CIT
            CONSOLIDATING                  CIT         Capita      Holdings      Other
           BALANCE SHEETS               Group Inc.   Corporation     LLC      Subsidiaries   Eliminations     Total
           --------------               ----------   -----------   --------   ------------   ------------     -----

March 31, 2004

ASSETS
Net finance receivables..............   $  1,203.3    $3,523.0     $1,300.4    $25,524.0       $      --    $31,550.7
Operating lease equipment, net.......           --       586.9        117.4      6,871.9              --      7,576.2
Finance receivables held for sale....           --        74.6         77.0        854.6              --      1,006.2
Cash and cash equivalents............        633.2       472.6        256.3         (5.6)             --      1,356.5
Other assets.........................      7,648.8       310.4        349.5      1,946.8        (5,492.7)     4,762.8
                                        ----------    --------     --------    ---------       ---------    ---------
   Total Assets......................   $  9,485.3    $4,967.5     $2,100.6    $35,191.7       $(5,492.7)   $46,252.4
                                        ==========    ========     ========    =========       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt.................................   $ 31,879.4    $  536.3     $1,433.4    $   226.7       $      --    $34,075.8
Credit balances of
   factoring clients.................           --          --           --      3,619.4              --      3,619.4
Accrued liabilities and payables.....    (27,886.8)    3,829.2       (555.6)    27,639.1              --      3,025.9
                                        ----------    --------     --------    ---------       ---------    ---------
   Total Liabilities.................      3,992.6     4,365.5        877.8     31,485.2              --     40,721.1
Minority interest....................           --          --           --         38.6              --         38.6
Total Stockholders' Equity...........      5,492.7       602.0      1,222.8      3,667.9        (5,492.7)     5,492.7
                                        ----------    --------     --------    ---------       ---------    ---------
   Total Liabilities and
   Stockholders' Equity..............   $  9,485.3    $4,967.5     $2,100.6    $35,191.7       $(5,492.7)   $46,252.4
                                        ==========    ========     ========    =========       =========    =========

December 31, 2003

ASSETS
Net finance receivables..............   $  1,581.3    $3,755.4     $1,208.8    $24,111.0       $      --    $30,656.5
Operating lease equipment, net.......           --       580.3        146.4      6,888.8              --      7,615.5
Finance receivables held for sale....           --        80.0        163.8        674.5              --        918.3
Cash and cash equivalents............      1,479.9       410.6        227.5       (144.3)             --      1,973.7
Other assets.........................      8,308.2       198.1        174.1      1,892.6        (5,394.2)     5,178.8
                                        ----------    --------     --------    ---------       ---------    ---------
   Total Assets......................   $ 11,369.4    $5,024.4     $1,920.6    $33,422.6       $(5,394.2)   $46,342.8
                                        ==========    ========     ========    =========       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt.................................   $ 30,656.7    $1,003.5     $1,407.7    $   600.7       $      --    $33,668.6
Credit balances of
   factoring clients.................           --          --           --      3,894.6              --      3,894.6
Accrued liabilities and payables.....    (24,681.5)    3,412.0       (701.2)    25,317.1              --      3,346.4
                                        ----------    --------     --------    ---------       ---------    ---------
   Total Liabilities.................      5,975.2     4,415.5        706.5     29,812.4              --     40,909.6
Minority interest....................           --          --           --         39.0              --         39.0
Total Stockholders' Equity...........      5,394.2       608.9      1,214.1      3,571.2        (5,394.2)     5,394.2
                                        ----------    --------     --------    ---------       ---------    ---------
   Total Liabilities and
   Stockholders' Equity..............   $ 11,369.4    $5,024.4     $1,920.6    $33,422.6       $(5,394.2)   $46,342.8
                                        ==========    ========     ========    =========       =========    =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                     CIT
             CONSOLIDATING                 CIT         Capita      Holdings      Other
         STATEMENTS OF INCOME           Group Inc.   Corporation     LLC      Subsidiaries   Eliminations     Total
         --------------------           ----------   -----------   --------   ------------   ------------     -----

Quarter Ended
   March 31, 2004
Finance income.......................     $  9.5       $184.4       $47.6        $661.4        $    --        $902.9
Interest expense.....................      (22.9)        54.1         3.9         262.9             --         298.0
                                          ------       ------       -----        ------        -------        ------
Net finance income...................       32.4        130.3        43.7         398.5             --         604.9
Depreciation on operating
   lease equipment...................         --         84.6        11.1         138.8             --         234.5
                                          ------       ------       -----        ------        -------        ------
Net finance margin...................       32.4         45.7        32.6         259.7             --         370.4
Provision for credit losses..........        4.2         10.7         2.6          68.1             --          85.6
                                          ------       ------       -----        ------        -------        ------
Net finance margin, after provision
   for credit losses.................       28.2         35.0        30.0         191.6             --         284.8
Equity in net income
   of subsidiaries...................      155.6           --          --            --         (155.6)           --
Other revenue........................        0.6         31.3        32.6         165.9             --         230.4
Gain on venture capital
   investments.......................         --           --          --           0.7             --           0.7
                                          ------       ------       -----        ------        -------        ------
Operating margin.....................      184.4         66.3        62.6         358.2         (155.6)        515.9
Operating expenses...................       18.6         36.7        23.2         168.8             --         247.3
Gain on redemption of debt...........       41.8           --          --            --             --          41.8
                                          ------       ------       -----        ------        -------        ------
Income (loss) before provision
   for income taxes..................      207.6         29.6        39.4         189.4         (155.6)        310.4
Provision for income taxes...........       18.3         11.5        15.4          75.9             --         121.1
                                          ------       ------       -----        ------        -------        ------
Net income (loss)....................     $189.3       $ 18.1       $24.0        $113.5        $(155.6)       $189.3
                                          ======       ======       =====        ======        =======        ======

Quarter Ended
   March 31, 2003
Finance income.......................     $ 29.7       $202.6       $48.5        $658.4        $    --        $939.2
Interest expense.....................       (2.1)        88.9        (2.7)        270.6             --         354.7
                                          ------       ------       -----        ------        -------        ------
Net finance income...................       31.8        113.7        51.2         387.8             --         584.5
Depreciation on operating
   lease equipment...................         --         98.2        20.1         160.5             --         278.8
                                          ------       ------       -----        ------        -------        ------
Net finance margin...................       31.8         15.5        31.1         227.3             --         305.7
Provision for credit losses..........       12.7         13.3         2.7          74.3             --         103.0
                                          ------       ------       -----        ------        -------        ------
Net finance margin, after
   provision for credit losses.......       19.1          2.2        28.4         153.0             --         202.7
Equity in net income of
   subsidiaries......................      107.7           --          --            --         (107.7)           --
Other revenue........................        0.6         34.0        21.1         184.2             --         239.9
Loss on venture capital
   investments.......................         --           --          --          (4.4)            --         (4.4)
                                          ------       ------       -----        ------        -------        ------
Operating margin.....................      127.4         36.2        49.5         332.8         (107.7)        438.2
Operating expenses...................       (1.9)        40.1        40.0         147.4             --         225.6
                                          ------       ------       -----        ------        -------        ------
Income (loss) before provision for
   income taxes......................      129.3         (3.9)        9.5         185.4         (107.7)        212.6
Provision (benefit) for income taxes.        2.3         (1.5)        3.7          78.4             --          82.9
Dividends on preferred capital
   securities, after tax.............         --           --          --          (2.7)            --          (2.7)
                                          ------       ------       -----        ------        -------        ------
Net income (loss)....................     $127.0       $ (2.4)      $ 5.8        $104.3        $(107.7)       $127.0
                                          ======       ======       =====        ======        =======        ======

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                     CIT
        CONSOLIDATING STATEMENT            CIT         Capita      Holdings      Other
             OF CASH FLOWS              Group Inc.   Corporation     LLC      Subsidiaries   Eliminations     Total
        -----------------------         ----------   -----------   --------   ------------   ------------     -----

Quarter Ended
   March 31, 2004

Cash Flows From
   Operating Activities:
Net cash flows provided by
   (used for) operations.............   $    65.0     $ (83.3)     $(141.1)    $   604.1      $      --     $   444.7
                                        ---------     -------      -------     ---------      ---------     ---------
Cash Flows From
   Investing Activities:
Net (increase) decrease in financing
   and leasing assets................       374.0       154.4         18.1      (1,949.2)            --      (1,402.7)
Decrease in inter-company loans
   and investments...................    (2,508.4)         --           --            --        2,508.4
Other................................          --          --           --          (1.1)            --          (1.1)
                                        ---------     -------      -------     ---------      ---------     ---------
Net cash flows (used for) provided
   by investing activities...........    (2,134.4)      154.4         18.1      (1,950.3)       2,508.4      (1,403.8)
                                        ---------     -------      -------     ---------      ---------     ---------
Cash Flows From
   Financing Activities:
Net increase (decrease) in debt......     1,222.7      (467.2)        25.7        (403.3)            --         377.9
Inter-company financing..............          --       458.1        126.1       1,924.2       (2,508.4)           --
Cash dividends paid..................          --          --           --         (28.0)            --         (28.0)
Other................................          --          --           --          (8.0)            --          (8.0)
                                        ---------     -------      -------     ---------      ---------     ---------
Net cash flows provided by
   (used for) financing activities...     1,222.7        (9.1)       151.8       1,484.9       (2,508.4)        341.9
                                        ---------     -------      -------     ---------      ---------     ---------
Net (decrease) increase in cash
   and cash equivalents..............      (846.7)       62.0         28.8         138.7             --        (617.2)
Cash and cash equivalents,
   beginning of period...............     1,479.9       410.6        227.5        (144.3)            --       1,973.7
                                        ---------     -------      -------     ---------      ---------     ---------
Cash and cash equivalents,
   end of period.....................   $   633.2     $ 472.6      $ 256.3     $    (5.6)     $      --     $ 1,356.5
                                        =========     =======      =======     =========      =========     =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                     CIT
        CONSOLIDATING STATEMENT            CIT         Capita      Holdings      Other
             OF CASH FLOWS              Group Inc.   Corporation     LLC      Subsidiaries   Eliminations     Total
        -----------------------         ----------   -----------   --------   ------------   ------------     -----

Quarter Ended
   March 31, 2003
Cash Flows From
   Operating Activities:
Net cash flows provided
   by (used for) operations..........    $ (534.5)     $ 466.3     $ (77.4)    $   644.3       $    --      $   498.7
                                         --------      -------     -------     ---------       -------      ---------
Cash Flows From
   Investing Activities:
Net decrease in financing and
   leasing assets....................        (2.2)       (12.6)      (42.1)     (1,228.5)           --       (1,285.4)
Decrease in inter-company loans
   and investments...................      (430.9)          --          --            --         430.9             --
Other................................          --           --          --         (41.4)           --          (41.4)
                                         --------      -------     -------     ---------       -------      ---------
Net cash flows (used for)
   investing activities..............      (433.1)       (12.6)      (42.1)     (1,269.9)        430.9       (1,326.8)
                                         --------      -------     -------     ---------       -------      ---------
Cash Flows From
   Financing Activities:
Net increase (decrease) in debt......     1,073.3        (16.4)     (249.0)         34.4            --          842.3
Inter-company financing..............          --       (379.9)      146.9         663.9        (430.9)            --
Cash dividends paid..................          --           --          --         (25.4)           --          (25.4)
                                         --------      -------     -------     ---------       -------      ---------
Net cash flows provided by
   (used for) financing activities...     1,073.3       (396.3)     (102.1)        672.9        (430.9)         816.9
                                         --------      -------     -------     ---------       -------      ---------
Net (decrease) increase in cash
   and cash equivalents..............       105.7         57.4      (221.6)         47.3            --          (11.2)
Cash and cash equivalents,
   beginning of period...............     1,310.9        231.1       293.7         200.9            --        2,036.6
                                         --------      -------     -------     ---------       -------      ---------
Cash and cash equivalents,
   end of period.....................    $1,416.6      $ 288.5     $  72.1     $   248.2       $    --      $ 2,025.4
                                         ========      =======     =======     =========       =======      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

      The following discussion uses financial terms that we believe to be relevant to our business. A glossary of other key terms used in our business can be found following the "Introduction" section.

Introduction

      CIT is a global commercial and consumer finance company that was founded in 1908. We provide financing and leasing capital for companies in a wide variety of industries, offering vendor, equipment, commercial, factoring, consumer, and structured financing products.

      Our primary sources of revenue are interest and rental income related to collateralized lending and equipment leasing. Finance receivables (loans and capital leases) and operating lease equipment (operating leases) are the two major asset types that generate this revenue. In the case of finance receivables (which are financial assets), the substantive risks and rewards of equipment and other collateralized asset ownership belong to the customer and we retain predominantly the borrower credit risk. With operating lease equipment, we retain the substantive risks and rewards of equipment ownership, including the right to take depreciation and the risk of damage or obsolescence. We fund our leasing and lending activity via the global capital markets, using commercial paper, unsecured term debt, and securitizations. We refer to the excess of our interest and rental income over our interest expense as "net finance margin." This revenue is supplemented by other "non-spread" sources of revenue such as syndication fees, gains from dispositions of equipment, factoring commissions, servicing of loans and other fees.

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

      o     Finance income as a percentage of AEA; and

      o     Net finance income as a percentage of AEA.

Funding and Market Rate Risk Management -- Our ability to access funding sources at competitive rates, which depends on maintaining high quality assets, strong capital ratios and high credit ratings. This profitability key is also a function of interest rate risk management, where the goal is to substantially insulate our interest margins and profits from movements in market interest rates and foreign currency exchange rates. We gauge our funding and interest rate risk management activities with various measurements, including the following:

      o     Interest expense as a percentage of AEA;

      o Quality spread trends (our interest rate costs over comparable term U.S. Treasury rates);

      o     Net finance margin as a percentage of AEA; and

      o Various interest sensitivity and liquidity measurements that are discussed in Risk Management.

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

Asset Generation and Growth -- Our ability to originate new business and build our earning assets in a focused and prudent manner. We measure our performance in these areas with the following:

      o     Origination volumes;

      o Levels of financing and leasing assets and managed assets (including securitized finance receivables that we continue to manage); and

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

Glossary of Key Terms

Term                                   Description
-----                                  ----------

Average Earning Assets (AEA)........   "AEA" is the average during the reporting
                                       period of finance receivables,  operating
                                       lease equipment, finance receivables held
                                       for sale and  certain  investments,  less
                                       credit balances of factoring clients. The
                                       average   is   used   for   certain   key
                                       profitability ratios, including return on
                                       AEA and margins as a percentage of AEA.

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

Derivative Contracts................   Derivatives  are  entered  into to reduce
                                       interest rate or foreign  currency  risks
                                       and more  recently to hedge  credit risk.
                                       Derivative  contracts used by CIT include
                                       interest  rate  swaps,   cross   currency
                                       swaps, foreign exchange forward contracts and credit default swaps.

Term                                   Description
-----                                  ----------

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

Finance Income......................   Finance  income  includes  both  interest
                                       income on finance receivables and rental income on operating leases.

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

Leases -- leveraged.................   Similar to capital  leases except a third
                                       party, long-term creditor is involved and provides debt financing. CIT is party to these lease types as creditor or as lessor, depending on the transaction.

Leases -- tax-optimized leveraged...   Tax-optimized  leveraged  leases where we
                                       are the lessor and have increased risk in
                                       comparison  to  other   leveraged   lease
                                       structures, as the creditor in these structures has a priority recourse to the leased equipment.

Leases -- operating.................   Lease  designation  where  CIT  maintains
                                       ownership  of the  asset,  collects  rent
                                       payments,  recognizes depreciation on the
                                       asset,   and   assumes   the   risks   of
                                       ownership, including obsolescence.

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

Non-spread Revenue..................   Non-spread  revenues include  syndication
                                       fees,   gains   from    dispositions   of
                                       equipment, factoring commissions, loan servicing and other fees and are reported in Other Revenue.

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

Term                                   Description
-----                                  ----------

Special Purpose Entity (SPE)........   Distinct  legal  entities  created  for a
                                       specific  purpose in order to isolate the
                                       risks and  rewards  of owning  its assets
                                       and incurring its  liabilities.  SPEs are
                                       typically    used    in    securitization
                                       transactions, joint venture relationships
                                       and    certain     structured     leasing
                                       transactions.

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

Yield-related Fees..................   In certain  transactions,  in addition to
                                       interest income,  yield-related  fees are
                                       collected    for   the    assumption   of
                                       underwriting risk. Yield-related fees are
                                       reported   in  Finance   Income  and  are
                                       recognized over the life of the lending transaction.

Profitability and Key Business Trends

      Net income for the quarter ended March 31, 2004 included a $25.5 million after-tax gain recognized on the early redemption of debt. Aside from this item, our improved profitability reflected higher asset levels, lower charge-offs and lower borrowing costs.

      Our profitability measurements for the respective periods are presented in the table below:

                                                     Quarters Ended March 31,
                                                     ------------------------
                                                      2004              2003
                                                     -----             -----
Net income per diluted share(1)..................    $0.88             $0.60
Net income as a percentage of AEA(1).............     2.05%             1.47%
Return on average tangible equity(1).............     15.1%             11.0%

--------------------------------------------------------------------------------
(1) For the quarter ended March 31, 2004, net income per diluted share, net income as a percentage of AEA and return on tangible equity, excluding gain on redemption of debt, were $0.76, 1.78% and 13.1%, respectively.

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

      The following table summarizes the impact of various items for the respective reporting periods that affect the comparability of our financial results under GAAP. We are presenting these items as a supplement to the GAAP results to facilitate the comparability of results between periods. As noted above, during the quarter ended March 31, 2004, we recognized a gain on the early redemption of debt. While this gain is significant, it does not represent income from our core business, and does not occur on a regular basis. Venture capital gains and losses relate to private equity investments that we are in the process of running off, through both the systematic liquidation of the private fund investments and the sale of the direct investment portfolio. For these reasons, we believe that this table, in addition to the GAAP results, aids in the analysis of comparing the results in our business over the periods presented ($ in millions):

                                                      Quarters Ended March 31,
                                                      ------------------------
                                                       2004             2003
                                                      ------           ------
Net income (loss) GAAP basis.....................     $189.3           $127.0
Charges (gains) included in net income/loss
  Gain on debt redemption........................      (25.5)              --
  Venture capital (gains) losses..................      (0.4)             2.7
                                                      ------           ------
  Net Income-- before gains/losses...............     $163.4           $129.7
                                                      ======           ======

Net Finance Margin

      An analysis of net finance margin is set forth below ($ in millions):

                                                     Quarters Ended March 31,
                                                   --------------------------
                                                      2004              2003
                                                   ---------        ---------
Finance income..................................   $   902.9        $   939.2
Interest expense................................       298.0            354.7
                                                   ---------        ---------
  Net finance income............................       604.9            584.5
Depreciation on operating lease equipment.......       234.5            278.8
                                                   ---------        ---------
  Net finance margin............................   $   370.4        $   305.7
                                                   =========        =========
Average Earnings Asset ("AEA")..................   $36,865.1        $34,600.6
                                                   =========        =========

As a % of AEA:
Finance income..................................        9.80%           10.86%
Interest expense................................        3.23%            4.11%
                                                        ----            -----
  Net finance income............................        6.57%            6.75%
Depreciation on operating lease equipment.......        2.55%            3.22%
                                                        ----            -----
Net finance margin..............................        4.02%            3.53%
                                                        ====            =====

      Net finance margin improved by $64.7 million and 49 basis points (as a percentage of AEA) from the first quarter of 2003 due primarily to reduced borrowing costs. Year over year growth in financing and leasing assets was offset by lower finance income and operating lease rentals, which declined correspondingly with market interest rates. Lower operating lease rentals reduced finance income by $33.7 million or 37 basis points from the first quarter of 2003. Operating lease margin, while down modestly as a percentage of operating lease equipment, increased $10.6 million from 2003. See "Operating Leases" for additional information regarding operating lease margin.

      The trend in net finance margin as a percentage of AEA, excluding the impact of operating lease rentals, reflects a greater decline in interest expense than in finance income yield, due to the narrowing (improvement) of our credit spreads, the refinancing of higher-cost debt and a reduced level of excess liquidity represented by a lower cash balance. The increase in AEA reflects growth in the latter part of 2003 and 2004.

      For the March 2004 quarter, we made a reporting change to reclassify debt commissions from general operating expense to interest expense to reflect all-in funding costs in margin. This change was also made in the historical comparative data and does not impact net income. As a result of this change, prior year interest expense was increased by approximately $8 million and was roughly 10 basis points higher than historically reported ratios.

      The following table summarizes the trend in our quality spreads in relation to 5-year U.S. Treasuries. Amounts are in basis points and represent the average spread or cost of funds over comparable term U.S. Treasury securities:

                                            Quarter         Year          Quarter           Year          Nine Months
                                             Ended         Ended           Ended            Ended            Ended
                                           March 31,    December 31,    December 31,    September 30,    September 30,
                                             2004           2003            2002            2002             2001
                                           ---------    ------------    ------------    -------------    -------------
Average spread over
  U.S. Treasuries......................       78             138             302             313              147

      As the table shows, our borrowing spreads have improved since the funding base disruption in the first half of 2002.

      Additional information regarding our borrowing costs is shown in the following table ($ in millions).

                                                          Quarter Ended                  Quarter Ended
                                                         March 31, 2004                 March 31, 2003
                                                         ---------------                ---------------
Before Swaps
Commercial paper, variable-rate senior notes
  and bank credit facilities...................       $13,704.2       1.56%          $12,704.5      1.94%
Fixed-rate senior and subordinated notes.......        18,948.1       5.70%           19,695.7      6.32%
                                                      ---------                      ---------
Composite......................................       $32,652.3       3.96%          $32,400.2      4.61%
                                                      =========                      =========
After Swaps
Commercial paper, variable-rate senior notes
  and bank credit facilities...................       $17,823.7       2.26%          $14,751.9      2.80%
Fixed-rate senior and subordinated notes.......        14,828.6       5.34%           17,648.3      6.10%
                                                      ---------                      ---------
Composite......................................       $32,652.3       3.66%          $32,400.2      4.60%
                                                      =========                      =========

Operating Leases

      The table below summarizes operating lease margin, both in amount and as a percentage of average operating lease equipment ($ in millions):

                                                  Quarters Ended March 31,
                                                  ------------------------
                                                   2004              2003
                                                  ------            ------
Rental income...............................     $  346.3         $  380.0
Depreciation expense........................        234.5            278.8
                                                 --------         --------
  Operating lease margin....................     $  111.8         $  101.2
                                                 ========         ========
Average operating lease equipment...........     $7,590.0         $6,712.6
                                                 ========         ========
As a % of Average Operating
Lease Equipment:
Rental income...............................        18.25%           22.65%
Depreciation expense........................        12.36%           16.62%
                                                 --------         --------
  Operating lease margin....................         5.89%            6.03%
                                                 ========         ========

      The decline in operating lease margin and its components for the above periods reflects lower rentals on the Capital Finance aerospace portfolio due to the commercial airline industry downturn and the change in equipment mix to a greater proportion of aircraft and rail assets with an average depreciable life of 25 and 40 years, respectively, compared to smaller-ticket assets with lives generally of 3 years in the Specialty Finance and Equipment Finance portfolios. Aerospace rentals have trended downward following September 11, 2001, but have recently shown some stability.

      The following table summarizes the total operating lease portfolio by segment ($ in millions).

                                                  March 31,        March 31,
                                                    2004              2003
                                                  ---------        ---------
Capital Finance -- Aerospace.................     $3,991.6         $3,400.2
Capital Finance -- Rail and Other............      2,150.5          1,572.8
Specialty Finance............................        919.1          1,227.6
Equipment Finance............................        385.6            527.4
Structured Finance...........................        129.4            103.4
                                                  --------         --------
Total........................................     $7,576.2         $6,831.4
                                                  ========         ========

      o The increase in the Capital Finance aerospace portfolio reflects deliveries of new commercial aircraft.

      o The increase in the Capital Finance rail and other portfolio was due primarily to a second quarter 2003 rail acquisition.

      o The decline in the Specialty Finance and Equipment Finance operating lease portfolios are a result of the continued trend toward financing equipment through finance leases and loans in these segments.

      Maximizing equipment utilization levels is a prime component of operating lease portfolio profitability. Equipment not subject to lease agreements totaled $231.1 million and $265.9 million, at March 31, 2004 and December 31, 2003, respectively. The current weakness in the commercial airline industry could adversely impact prospective rental and utilization rates.

Net Finance Margin after Provision for Credit Losses (Risk-adjusted Margin)

      The following table summarizes risk-adjusted margin, both in amount and as a percentage of AEA ($ in millions):

                                                    Quarters Ended March 31,
                                                    ------------------------
                                                      2004             2003
                                                     ------           ------
Net finance margin.............................      $370.4           $305.7
Provision for credit losses....................        85.6            103.0
                                                     ------           ------
  Risk-adjusted margin.........................      $284.8           $202.7
                                                     ======           ======
As a percentage of AEA:
Net finance margin.............................        4.02%            3.53%
Provision for credit losses....................        0.93%            1.19%
                                                     ------           ------
  Risk-adjusted margin.........................        3.09%            2.34%
                                                     ======           ======

      The improvement to 3.09% for the March 31, 2004 quarter primarily reflects the previously discussed improvement in net finance margin, as well as incremental benefit from a lower provision for charge-offs, which is discussed further in "Credit Metrics".

      Discounts related to the liquidating portfolios, recorded under fresh start accounting in conjunction with the June 2001 acquisition by Tyco, are being accreted into income as the portfolios liquidate. These portfolios totaled $874 million and $923 million at March 31, 2004 and December 31, 2003. For the quarter ended March 31, 2004, this finance income accretion was 13 basis points (as a percentage of consolidated AEA) and was completely offset by liquidating portfolio charge-offs. For the quarter ended March 31, 2003 finance income accretion of 22 basis points was largely offset by 17 basis points in liquidating portfolio charge-offs. In addition, risk-adjusted interest margin was impacted positively due to fair value adjustments to mark receivables and debt to market in conjunction with the 2001 acquisition by approximately six basis points for the quarter ended March 31, 2004 and 19 basis points for the quarter ended March 31, 2003. See "Financing and Leasing Assets" for additional information regarding the liquidating portfolios.

Other Revenue

      The components of other revenue are set forth in the following table ($ in millions).

                                                    Quarters Ended March 31,
                                                    ------------------------
                                                     2004              2003
                                                    ------            ------
Fees and other income...........................    $126.7            $144.7
Factoring commissions...........................      55.0              46.9
Gains on sales of leasing equipment.............      27.3              17.6
Gains on securitizations........................      21.4              30.7
                                                    ------            ------
  Total.........................................    $230.4            $239.9
                                                    ======            ======
Total Other Revenue as % of AEA.................      2.50%             2.77%
                                                    ======            ======

      The   following   table   presents   information    regarding   gains   on
securitizations ($ in millions):

                                                     Quarters Ended March 31,
                                                     ------------------------
                                                      2004              2003
                                                     ------            ------
Total volume securitized........................    $1,236.4         $1,237.4
Gains...........................................     $  21.4          $  30.7
Gains as a percentage of volume securitized.....        1.73%            2.48%
Gains as a percentage of pre-tax income.........         6.9%            14.4%

      We continue to emphasize growth and diversification of other revenues to improve our overall profitability.

      o Fees and other income include servicing fees, miscellaneous fees, syndication fees and gains from asset sales. The reduction from the prior year reflects lower fees in our Business Credit unit and in Equipment Finance. In line with the improving economy, business has generally returned to smaller working capital asset-based lending activities, away from the larger-ticket, debtor-in-possession lending. Reduced fees and other income also reflect lower fee revenue related to securitizations consistent with the runoff in securitized asset balances.

      o Higher factoring commissions benefited from two large acquisitions completed during the second half of 2003.

      o Securitization volume, while essentially unchanged from the prior year, is comprised of a higher proportion of commercial assets, as we continue to fund home equity growth entirely on-balance sheet. 2003 volume includes $0.4 billion of home equity loans.

      o Gains on sales of leasing equipment increased from 2003 due to higher commercial aircraft equipment gains as well as general strengthening of equipment values.

Venture Capital Investments

      We announced on January 15, 2004, that we signed a purchase and sale agreement for the disposition of the direct investment portfolio at an amount approximating the carrying value at December 31, 2003. We are working toward a closing in the second quarter of 2004. Results from venture capital investments include realized and unrealized gains and losses on both direct investments and venture capital fund investments for both quarters presented.

Provision for Credit Losses

      Our provision for credit losses and reserve for credit losses is presented in the following table ($ in millions).

                                                                                    Quarters Ended March 31,
                                                                                    ------------------------
                                                                                     2004              2003
                                                                                    ------            ------
Balance beginning of period...............................................          $643.7           $760.8
                                                                                    ------           ------
Provision for credit losses...............................................            85.6            103.0
Reserves relating to acquisitions, other..................................             6.7              7.5
                                                                                    ------           ------
  Additions to reserve for credit losses, net.............................            92.3            110.5
                                                                                    ------           ------
Net credit losses:
Specialty Finance.........................................................            38.7             44.0
Commercial Finance........................................................            12.5             16.6
Equipment Finance.........................................................            26.3             38.1
Capital Finance...........................................................              --              1.8
Structured Finance........................................................            21.8             13.8
                                                                                    ------           ------
  Total net credit losses.................................................            99.3            114.3
                                                                                    ------           ------
Balance end of period.....................................................          $636.7           $757.0
                                                                                    ======           ======
Reserve for credit losses as a percentage of finance receivables..........            1.98%            2.64%
                                                                                    ======           ======
Reserve for credit losses as a percentage of past due receivables
  (60 days or more)(1)....................................................           104.5%            77.9%
                                                                                    ======           ======
Reserve for credit losses as a percentage of non-performing assets(2).....            95.4%            75.2%
                                                                                    ======           ======

--------------------------------------------------------------------------------
(1) The reserve for credit losses as a percentage of past due receivables (60 days or more), excluding telecommunication and Argentine reserves and corresponding delinquencies, was 89.9% at March 31, 2004 and 51.5% at March 31, 2003.

(2) The reserve for credit losses as a percentage of non-performing assets, excluding telecommunication and Argentine reserves and corresponding non-performing assets, was 88.3% at March 31, 2004 and 52.4% at March 31, 2003.

      The decreased provision for the quarter ended March 31, 2004 in relation to 2003 reflects lower charge-offs and improving credit metrics. See 'Credit Metrics' for further discussion on net charge-offs and other related statistics.

Reserve for Credit Losses

      The following table presents the components of the reserve for credit losses, both in amount and as a percentage of corresponding finance receivables ($ in millions):

                           March 31, 2004   December 31, 2003   March 31, 2003
                           --------------   -----------------   --------------
                           Amount     %       Amount     %      Amount     %
                           ------   -----     ------   -----    ------   -----
Finance receivables.....   $531.4    1.68%    $524.6    1.71%   $482.2    1.74%
Telecommunications(1)...     92.8   18.56%     106.6   19.16%    139.8   21.33%
Argentina(2)............     12.5   69.83%      12.5   55.07%    135.0   72.50%
                           ------             ------            ------
Total...................   $636.7    1.98%    $643.7    2.06%   $757.0    2.64%
                           ======             ======            ======

--------------------------------------------------------------------------------
(1)   Percentage of finance receivables in telecommunications portfolio.

(2)   Percentage of finance receivables in Argentina.

      The decline in the reserve for credit losses at March 31, 2004 from the 2003 periods, in both amount and percentage, was due to telecommunication charge-offs taken against the previously established specific reserve and the improving credit metrics. The 2003 decline in the specific Argentine reserve resulted largely from the fourth quarter 2003 charge-off of $101.0 million.

Reserve for Credit Losses -- Finance Receivables

      The reserve for credit losses is determined based on three key components:
(1) specific reserves for collateral dependent loans which are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit trends and (3) reserves for general economic environment and other factors.

      The reserve includes specific reserves relating to impaired loans (excluding telecommunication and Argentine) of $50.2 million at March 31, 2004, compared to $66.4 million at December 31, 2003 and $52.8 million at March 31, 2003. The changes in the inherent estimated loss and estimation risk components of the reserve reflect trends in our key credit metrics.

      The consolidated reserve for credit losses is intended to provide for losses inherent in the portfolio, which requires the application of estimates and significant judgment as to the ultimate outcome of collection efforts and realization of collateral values, among other things. Therefore, changes in economic conditions or credit metrics, including past due and non-performing accounts, or other events affecting specific obligors or industries may necessitate additions or reductions to the consolidated reserve for credit losses. Management continues to believe that the credit risk characteristics of the portfolio are well diversified by geography, industry, borrower and equipment type. Refer to "Concentrations" for more information. Based on currently available information, management believes that our total reserve for credit losses is adequate.

Reserve for Credit Losses -- Telecommunications

      We added $200.0 million to the reserve for credit losses during the quarter ended June 30, 2002 in light of the continued deterioration in the telecommunications sector at that time, particularly with respect to our CLEC portfolio. In the subsequent quarters through March 31, 2004, we have recorded net charge-offs of $107.2 million against this specific reserve.

      Our telecommunications portfolio is included in "Communications" in the industry composition table included in Note 4 to the Consolidated Financial Statements. This portfolio includes lending and leasing transactions to the telecommunications sector. Lending and leasing of telecommunication equipment to non-telecom companies is conducted in our Specialty Finance business and is categorized according to the customer's ("obligor's") industry in the industry composition table. Certain statistical data is presented in the following table ($ in millions).

                                                                 March 31,        December 31,        March 31,
                                                                   2004               2003              2003
                                                                 ---------        ------------        ---------

CLEC accounts.............................................        $191.3             $197.8            $238.0
Other telecommunication accounts..........................         327.3              381.2             440.7
                                                                  ------             ------            ------
Total telecommunications portfolio........................        $518.6             $579.0            $678.7
                                                                  ======             ======            ======
Portfolio as a % of total financing and leasing assets....           1.3%               1.5%              1.8%
Number of accounts........................................            42                 44                53
Top 10 accounts...........................................        $236.8             $253.4            $265.6
Largest account exposure..................................        $ 30.6             $ 31.0            $ 33.4
Non-performing accounts...................................        $ 65.7             $ 57.2            $ 85.5
Number of non-performing accounts.........................             8                  6                 9
Non-performing accounts as a percentage of portfolio......          12.7%               9.9%             12.6%

Reserve for Credit Losses -- Argentina

      We established a $135.0 million specific reserve for Argentine exposure in the first half of 2002 to reflect the geopolitical risks associated with collecting our peso-based assets and repatriating them into U.S. dollars that resulted from the Argentine government instituting certain economic reforms. When established, the reserve was about two-thirds of our combined currency and credit exposure. During the fourth quarter of 2003, based on the substantial progress with collection and work out efforts, we recorded a $101.0 million charge-off against this specific reserve and transferred $21.5 million to the Reserve for Credit Losses -- Finance Receivables. At March 31, 2004, we have $17.9 million in Argentine loans that remains to be collected and repatriated, down slightly from December 31, 2003. Collections efforts of remaining balances are ongoing.

      On April 20, 2004, we signed an agreement to sell the portfolio to an Argentine bank at a price approximating our book value. The sale is subject to certain Argentine regulatory approvals.

Credit Metrics

Net Charge-offs

      Net charge-offs, both in amount and as a percentage of average finance receivables, are shown in the following tables ($ in millions):

                                                                   Quarter Ended March 31, 2004
                                                    -----------------------------------------------------------
                                                                              Before
                                                                          Liquidating and      Liquidating and
                                                          Total         Telecommunications   Telecommunications
                                                    -----------------   ------------------   ------------------
Specialty Finance -- commercial................       $22.0   1.24%        $21.5   1.21%        $ 0.5      --
Commercial Finance.............................        12.5   0.48%         12.5   0.48%           --      --
Equipment Finance..............................        26.3   1.67%         21.0   1.37%          5.3   12.35%
Capital Finance................................          --     --            --     --            --      --
Structured Finance.............................        21.8   2.96%          8.1   1.34%         13.7   10.38%
                                                      -----                -----                -----
   Total Commercial Segments...................        82.6   1.19%         63.1   0.93%         19.5   11.13%
Specialty Finance -- consumer..................        16.7   1.84%         10.2   1.42%          6.5    3.45%
                                                      -----                -----                -----
   Total.......................................       $99.3   1.26%        $73.3   0.98%        $26.0    7.16%
                                                      =====                =====                =====

                                                                   Quarter Ended March 31, 2003
                                                   ------------------------------------------------------------
                                                                              Before
                                                                          Liquidating and      Liquidating and
                                                          Total         Telecommunications   Telecommunications
                                                   ------------------   ------------------   ------------------
Specialty Finance -- commercial................      $ 31.0   1.73%        $30.6   1.76%        $ 0.4   8.65%
Commercial Finance.............................        16.6   0.80%         16.6   0.80%           --     --
Equipment Finance..............................        38.1   2.39%         29.7   2.02%          8.4   6.48%
Capital Finance................................         1.8   0.55%          1.8   0.55%           --     --
Structured Finance.............................        13.8   1.90%           --     --          13.8   8.23%
                                                     ------                -----                -----
   Total Commercial Segments...................       101.3   1.55%         78.7   1.27%         22.6   7.48%
Specialty Finance -- consumer..................        13.0   2.36%          6.6   1.92%          6.4   3.09%
                                                     ------                -----                -----
   Total.......................................      $114.3   1.61%        $85.3   1.30%        $29.0   5.70%
                                                     ======                =====                =====

      Charge-offs  were  1.26%  for  the  first  quarter  of  2004,   reflecting
improvements across virtually all segments:

      o Specialty Finance -- commercial improvements were primarily in the small-ticket and international portfolios.

      o Commercial Finance charge-offs fell well below the prior year in both the asset-based lending and factoring business.

      o Equipment Finance improvement was considerable in relation to prior year due to reductions across all product lines, but charge-off levels remain above management's expectations.

      o Structured Finance charge-offs continue to be driven primarily by telecommunication charge-offs, with the 2004 increase due to a project finance portfolio write-off.

      o Specialty Finance-consumer charge-offs, while up in absolute amounts, were down as a percentage of finance receivables from the prior year reflecting the return to on balance sheet funding of this portfolio.

Past Due and Non-performing Assets

      The following table sets forth certain information concerning our past due (sixty days or more) and non-performing assets and the related percentages of finance receivables ($ in millions):

                                                    March 31, 2004      December 31, 2003     March 31, 2003
                                                   ----------------     -----------------    ----------------
Past Dues:
   Specialty Finance-- commercial..............     $185.8    2.60%       $226.4   3.17%     $  264.7   3.68%
   Commercial Finance..........................      107.2    1.02%        105.9   1.03%        152.8   1.76%
   Equipment Finance...........................      113.8    1.79%        137.9   2.18%        292.5   4.69%
   Capital Finance.............................       10.7    0.98%          9.5   0.87%         74.0   6.05%
   Structured Finance..........................       32.9    1.12%         47.0   1.59%         55.2   1.89%
                                                    ------                ------             --------
   Total Commercial Segments...................      450.4    1.60%        526.7   1.90%        839.2   3.19%
   Specialty Finance -- consumer...............      159.0    3.87%        149.6   4.26%        132.0   5.53%
                                                    ------                ------             --------
   Total.......................................     $609.4    1.89%       $676.3   2.16%     $  971.2   3.39%
                                                    ======                ======             ========
Non-performing assets:
   Specialty Finance-- commercial..............     $102.3    1.43%       $119.8   1.68%     $  160.4   2.23%
   Commercial Finance..........................       77.0    0.73%         75.6   0.74%        128.0   1.47%
   Equipment Finance...........................      213.9    3.36%        218.3   3.46%        338.5   5.43%
   Capital Finance.............................        3.4    0.31%          3.6   0.33%         86.9   7.10%
   Structured Finance..........................      104.9    3.57%        103.0   3.48%        143.4   4.91%
                                                    ------                ------             --------
   Total Commercial Segments...................      501.5    1.79%        520.3   1.87%        857.2   3.26%
   Specialty Finance-- consumer................      165.9    4.04%        156.2   4.45%        149.2   6.25%
                                                    ------                ------             --------
   Total.......................................     $667.4    2.07%       $676.5   2.16%     $1,006.4   3.51%
                                                    ======                ======             ========
Non accrual loans..............................     $558.8                $566.5             $  851.3
Repossessed assets.............................      108.6                 110.0                155.1
                                                    ------                ------             --------
   Total non-performing assets.................     $667.4                $676.5             $1,006.4
                                                    ======                ======             ========

      The March 31, 2004 delinquency rate of 1.89% marked the sixth consecutive quarter of improvement, with the most notable declines in Specialty Finance -- commercial and Equipment Finance.

      o Specialty Finance -- commercial delinquency improvement from both prior year periods was driven primarily by the decline in past dues in the international portfolios, most notably in our European operations, where servicing was centralized during 2003, and in the Small Business Lending portfolio.

      o Commercial Finance past due levels, while flat with December 2003, were down considerably from March 2003 due to improvements in both the Commercial Services (factoring) and Business Credit (asset-based lending) units.

      o Equipment Finance delinquency improved across virtually all product lines in relation to both 2003 periods and was down 61% in absolute amounts from March 2003.

      o Structured Finance improvement during the March 2004 quarter reflected a project finance charge-off, and lower delinquency in the telecommunications and media portfolios.

      o Specialty Finance -- consumer delinquency was up in dollar amount but down as a percentage of finance receivables from 2003, reflecting a return to on-balance growth in the home equity portfolio. However, consumer delinquency on a managed basis has been relatively stable in percentage terms over the periods presented.

      Non-performing assets also declined for the sixth consecutive quarter, reflecting the same trends discussed above. Non-performing telecommunications accounts (in Structured Finance) totaled $65.7 million, $57.2 million and $85.5 million at March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

      Managed past due loans in dollar amount and as a percentage managed financial assets are shown in the table below ($ in millions).

                                                     March 31, 2004     December 31, 2003      March 31, 2003
                                                    ----------------    -----------------     -----------------
Past Dues:
   Specialty Finance-- commercial..............     $273.7     2.35%    $  321.2    2.77%     $  343.0    3.04%
   Commercial Finance..........................      107.2     1.02%       105.9    1.03%        152.8    1.76%
   Equipment Finance...........................      199.1     2.09%       243.6    2.49%        466.7    4.50%
   Capital Finance.............................       10.7     0.98%         9.5    0.87%         74.0    6.05%
   Structured Finance..........................       32.9     1.12%        47.0    1.59%         55.2    1.89%
                                                    ------              --------              --------
   Total Commercial............................      623.6     1.74%       727.2    2.04%      1,091.7    3.16%
   Specialty Finance-- consumer................      304.2     4.68%       294.8    4.78%        269.6    4.64%
                                                    ------              --------              --------
   Total.......................................     $927.8     2.20%    $1,022.0    2.44%     $1,361.3    3.38%
                                                    ======              ========              ========

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

                                                                                   Quarters Ended March 31,
                                                                                   ------------------------
                                                                                    2004              2003
                                                                                   ------            ------
Efficiency ratio..........................................................            41.1%            41.7%
Salaries and general operating expenses as a percentage of AMA............            2.15%            2.01%
Salaries and general operating expenses...................................        $  247.3         $  225.6
Average Managed Assets....................................................       $46,104.0        $44,967.8

      Salaries and general operating expenses for the quarter ended March 31, 2004 increased from the prior year quarter primarily due to higher incentive-based compensation, including restricted stock awards, acquisition activities, and higher corporate expenses reflecting increased governance and compliance-related costs. Personnel decreased to approximately 5,795 at March 31, 2004, from 5,845 at March 31, 2003.

      Beginning with the March 2004 quarter, we made a reporting change to reclassify debt commissions from general operating expense to interest expense to reflect all-in funding costs in margin. This change was also made in the historical comparative data and does not impact net income. As a result of this change, prior year salaries and general operating expenses were reduced by approximately $8 million and are roughly 7 basis points lower (as a percentage of AMA) than historically reported ratios.

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

Gain on Redemption of Debt

      In January 2004 and December 2003, we called at par $1.25 billion of term debt securities. These notes were listed on the New York Stock Exchange under the ticker symbols CIC and CIP and are commonly known as PINEs ("Public Income Notes"). The securities carried coupon rates of 8.25% and 8.125%, but were marked down to a market interest rate yield of approximately 7.5% in our financial statements through purchase accounting. In light of the high coupon rates, we called the securities for redemption pursuant to the terms outlined in the prospectuses. The call of the $512 million on January 15, 2004 resulted in a pretax gain of $41.8 million ($25.5 million after tax). The December call of $735 million resulted in a pretax gain of $50.4 million ($30.8 million after tax) during the fourth quarter of 2003.

Income Taxes

      The following table sets for the certain information concerning our income taxes ($ in millions):

                                                    Quarters Ended March 31,
                                                    ------------------------
                                                     2004              2003
                                                    ------            ------
Provision for income taxes......................     $121.1            $82.9
Effective tax rate..............................       39.0%            39.0%

      The effective tax rate exceeds the U.S. Federal tax rate of 35% primarily due to state and local and foreign income taxes.

      At March 31, 2004, CIT had U.S. federal net operating losses of approximately $1,937.7 million, which expire in various years beginning in 2011. In addition, CIT has various state net operating losses that will expire in various years beginning in 2004. Federal and state operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to fully utilize these losses. Accordingly, we do not believe a valuation allowance is required with respect to these net operating losses.

      In connection with the June 2001 acquisition by Tyco, our income tax compliance, reporting and planning function was transferred to Tyco. Following our 2002 IPO, we classified our tax reporting as a "reportable condition", as defined by standards established by the American Institute of Certified Public Accountants. We have made substantial progress in rebuilding our tax reporting and compliance functions, including hiring and training personnel, rebuilding tax reporting systems, preparing amendments to prior period U.S. Federal income tax returns, and implementing processes and controls with respect to income tax reporting and compliance. During the quarter, we completed processes and developed the data for preparing a tax basis balance sheet to complete the analysis of deferred tax assets and liabilities as of December 31, 2003. Further work continues in the areas of quality control, proof and reconciliation and the tax basis balance sheet analysis is nearing completion. Future income tax return filings and the completion of the aforementioned analysis of deferred tax assets and liabilities could result in reclassifications amongst deferred tax assets and liabilities.

Results by Business Segment

      The tables that follow summarize selected financial information by business segment, based upon a fixed leverage ratio across business units, and the allocation of most corporate expenses ($ in millions).

                                                    Quarters Ended March 31,
                                                    ------------------------
                                                     2004              2003
                                                    ------            ------
Net Income
Specialty Finance...............................     $ 78.2           $ 52.2
Commercial Finance..............................       60.6             54.1
Equipment Finance...............................       15.2             10.7
Capital Finance.................................       19.0              7.7
Structured Finance..............................       10.1             12.2
                                                     ------           ------
  Total Segments................................      183.1            136.9
Corporate, including certain charges............        6.2             (9.9)
                                                     ------           ------
  Total.........................................     $189.3           $127.0
                                                     ======           ======
Return on AEA
Specialty Finance...............................       2.47%            1.75%
Commercial Finance..............................       3.62%            3.58%
Equipment Finance...............................       0.88%            0.60%
Capital Finance.................................       1.04%            0.50%
Structured Finance..............................       1.31%            1.63%
  Total Segments................................       1.99%            1.60%
Corporate, including certain charges............       0.06%           (0.13)%
  Total.........................................       2.05%            1.47%

      For all periods shown, Corporate includes the operating results of the venture capital business including gains and losses of venture capital investments (losses of $3.8 million and $8.9 million after tax for the quarters ended March 31, 2004 and 2003) and unallocated corporate operating expenses. For the quarter ended March 31, 2004, Corporate also includes the gain on the early redemption of debt ($25.5 million after tax).

      Noteworthy trends by segment are as follows:

      o Specialty Finance profitability showed broad based improvement across the vendor finance business, Small Business Lending and the small-ticket leasing businesses.

      o Commercial Finance earnings remained strong, benefiting from continued high returns in both the factoring and asset-based lending businesses. The current year results also benefited from last year's factoring acquisitions.

      o     Equipment   Finance   returns,   while  still   below   management's
            expectations,   improved  from  the  prior  year,  reflecting  lower
            charge-offs and higher equipment gains.

      o Capital Finance earnings reflected improved aerospace profitability due to higher asset levels and increased aircraft equipment gains.

      o Structured Finance returns for 2004 were below the prior year due to increased project finance charge-offs. Results continued to benefit from strong fee activity.

      In April 2004, we initiated the combination of Structured Finance into Capital Finance, and the transfer of the Communication and Media business of Structured Finance to the Business Credit unit of Commercial Finance. This will better align our business with the markets that we serve.

Financing and Leasing Assets

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions).

                                                                                             Percentage Change
                                                                                        --------------------------
                                              March 31,    December 31,     March 31,   March 04 vs.   March 04 vs.
                                                2004           2003           2003         Dec. 03      March 03
                                              ---------    ------------     ---------   -----------    ------------
Specialty Finance
Commercial
   Finance receivables...................     $ 7,135.6     $ 7,150.0      $ 7,201.5       (0.2)%          (0.9)%
   Operating lease equipment, net........         919.1         959.5        1,227.6       (4.2)%         (25.1)%
   Finance receivables held for sale.....         737.1         548.1          899.6       34.5%          (18.1)%
                                              ---------     ---------      ---------
     Owned assets........................       8,791.8       8,657.6        9,328.7        1.6%           (5.8)%
   Finance receivables securitized
     and managed by CIT..................       3,769.0       3,915.4        3,191.7       (3.7)%          18.1%
                                              ---------     ---------      ---------
     Managed assets......................      12,560.8      12,573.0       12,520.4       (0.1)%           0.3%
                                              ---------     ---------      ---------
Consumer
   Finance receivables-- home equity.....       3,315.1       2,664.3        1,391.3       24.4%          138.3%
   Finance receivables-- other...........         791.2         846.5          995.8       (6.5)%         (20.5)%
   Finance receivables held for sale.....         150.0         150.0          210.0         --           (28.6)%
                                              ---------     ---------      ---------
     Owned assets........................       4,256.3       3,660.8        2,597.1       16.3%           63.9%
   Home equity finance receivables
     securitized and managed by CIT......       1,651.9       1,867.6        2,358.6      (11.5)%         (30.0)%
   Other finance receivables securitized
     and managed by CIT..................         593.6         642.5          860.2       (7.6)%         (31.0)%
                                              ---------     ---------      ---------
     Managed assets......................       6,501.8       6,170.9        5,815.9        5.4%           11.8%
                                              ---------     ---------      ---------
Commercial Finance
Commercial Services
   Finance receivables...................       6,450.0       6,325.8        4,726.1        2.0%           36.5%
Business Credit
   Finance receivables...................       4,105.9       3,936.1        3,956.6        4.3%            3.8%
                                              ---------     ---------      ---------
     Owned assets........................      10,555.9      10,261.9        8,682.7        2.9%           21.6%
                                              ---------     ---------      ---------
Equipment Finance
   Finance receivables...................       6,367.0       6,317.9        6,237.4        0.8%            2.1%
   Operating lease equipment, net........         385.6         419.6          527.4       (8.1)%         (26.9)%
   Finance receivables held for sale.....         119.1         220.2          163.4      (45.9)%         (27.1)%
                                              ---------     ---------      ---------
     Owned assets........................       6,871.7       6,957.7        6,928.2       (1.2)%          (0.8)%
   Finance receivables securitized
     and managed by CIT..................       3,052.5       3,226.2        3,977.2       (5.4)%         (23.3)%
                                              ---------     ---------      ---------
     Managed assets......................       9,924.2      10,183.9       10,905.4       (2.6)%          (9.0)
                                              ---------     ---------      ---------
Capital Finance
   Finance receivables...................       1,087.1       1,097.4        1,223.7       (0.9)%         (11.2)%
   Operating lease equipment, net........       6,142.1       6,103.8        4,973.0        0.6%           23.5%
                                              ---------     ---------      ---------
     Owned assets........................       7,229.2       7,201.2        6,196.7        0.4%           16.7%
                                              ---------     ---------      ---------
Structured Finance
   Finance receivables...................       2,935.5       2,962.2        2,922.2       (0.9)%           0.5%
   Operating lease equipment, net........         129.4         132.6          103.4       (2.4)%          25.1%
                                              ---------     ---------      ---------
     Owned assets........................       3,064.9       3,094.8        3,025.6       (1.0)%           1.3%
                                              ---------     ---------      ---------
Other-- Equity Investments...............         251.8         249.9          334.3        0.8%          (24.7)%
                                              ---------     ---------      ---------
   Total Managed Assets..................     $50,088.6     $49,735.6      $47,481.0        0.7%            5.5%
                                              =========     =========      =========
Finance receivables......................     $32,187.4     $31,300.2      $28,654.6        2.8%           12.3%
Operating lease equipment, net...........       7,576.2       7,615.5        6,831.4       (0.5)%          10.9%
Finance receivables held for sale........       1,006.2         918.3        1,273.0        9.6%          (21.0)%
                                              ---------     ---------      ---------
Financing and leasing assets excluding
   equity investments....................      40,769.8      39,834.0       36,759.0        2.3%           10.9%
Equity investments (included in
   other assets).........................         251.8         249.9          334.3        0.8%          (24.7)%
                                              ---------     ---------      ---------
   Owned assets..........................      41,021.6      40,083.9       37,093.3        2.3%           10.6%
Finance receivables securitized and
   managed by CIT........................       9,067.0       9,651.7       10,387.7       (6.1)%         (12.7)%
                                              ---------     ---------      ---------
   Total Managed Assets..................     $50,088.6     $49,735.6      $47,481.0        0.7%            5.5%
                                              =========     =========      =========

      The increase in owned assets from 2003 was driven by: the combination of a strong mortgage refinancing market and acquisitions in the Specialty Finance home equity portfolio; two factoring acquisitions in Commercial Services; and deliveries of aerospace assets in Capital Finance. The decline in receivables securitized reflects our return to funding home equity growth on balance sheet.

      The table below summarizes the targeted non-strategic business lines. In addition, during 2001 we ceased making new venture capital investments beyond existing commitments. During the fourth quarter of 2003, we decided to accelerate the liquidation of the venture capital direct investment portfolio. See "Losses on Venture Capital Investments" for more information ($ in millions):

                                                                  March 31,      December 31,      March 31,
                                                                    2004             2003            2003
                                                                  ---------      ------------      ---------
Portfolio
Manufactured housing......................................          $578             $584           $  613
Recreational vehicle......................................            52               58               51
Recreational marine.......................................            79               86              114
Wholesale inventory finance...............................            --                2                4
Franchise finance.........................................            98              102              316
Owner-operator trucking...................................            67               91              184
                                                                    ----             ----           ------
  Total on-balance sheet financing and leasing assets.....          $874             $923           $1,282
                                                                    ====             ====           ======

      The following table presents new business volume (excluding factoring) by segment ($ in millions).

                                                     Quarters Ended March 31,
                                                     ------------------------
                                                      2004              2003
                                                     ------            ------
Specialty Finance...............................    $3,575.9         $3,073.0
Commercial Finance..............................       374.0            227.0
Equipment Finance...............................       922.1            828.9
Capital Finance.................................       102.0            280.5
Structured Finance..............................       242.8            100.2
                                                    --------         --------
  Total new business volume.....................    $5,216.8         $4,509.6
                                                    ========         ========

      New origination volume for the quarter ended March 31, 2004 included stronger volume from our Specialty Finance vendor finance, international and home equity units, as well as improved demand for financing in Equipment Finance and working capital financings in the Business Credit unit of Commercial Finance.

Concentrations

Ten Largest Accounts

      Our ten largest financing and leasing asset accounts in the aggregate represented 5.5% of our total financing and leasing assets at March 31, 2004 (the largest account being less than 1.0%), 5.2% at December 31, 2003, and 5.0% at March 31, 2003.

Leveraged Leases

      As of March 31, 2004, net investments in leveraged leases totaled $1.1 billion, or 3.5% of finance receivables, with the major components being (i) $453.9 million in commercial aerospace transactions, including $218.9 million of tax-optimization leveraged leases (which generally have increased risk for lessors in relation to conventional lease structures due to additional leverage in the transactions); (ii) $325.3 million of project finance transactions, primarily in the power and utility sector; and (iii) $227.8 million in rail transactions.

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

      At March 31, 2004, our financing and leasing assets included $1,587.4 million, $1,099.1 million and $770.1 million related to the Dell, Snap-on and Avaya programs, respectively. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities. Securitized assets included $2,408.5 million, $70.8 million and $669.5 million from the Dell, Snap-on and Avaya origination sources, respectively.

      A significant reduction in origination volumes from any of these alliances could have a material impact on our asset and net income levels. For additional information regarding certain of our joint venture activities, see Note 8 -- Certain Relationships and Related Transactions.

Geographic Composition

      The following table summarizes significant state concentrations greater than 5.0% and foreign concentrations in excess of 1.0% of our owned financing and leasing portfolio assets at March 31, 2004, December 31, 2003 and March 31, 2003. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

                                      March 31,   December 31,   March 31,
                                        2004          2003         2003
                                      ---------   ------------   ---------
State
   California......................     10.3%        10.2%          9.7%
   Texas...........................      7.8%         7.7%          7.5%
   New York........................      6.6%         7.4%          6.9%
Total United States................     79.8%        79.3%         79.6%
Country
   Canada..........................      4.9%         5.1%          5.0%
   England.........................      2.6%         2.8%          3.3%
   Australia.......................      1.4%         1.3%          1.3%
   Germany.........................      1.1%         1.0%          1.0%
   Mexico..........................      1.1%         1.0%          (1)
   France..........................      1.0%         1.1%          1.0%
   China...........................      (1)          (1)           1.2%
   Brazil..........................      (1)          (1)           1.0%
Total Outside U.S..................     20.2%        20.7%         20.4%

--------------------------------------------------------------------------------
(1)   The applicable balances are less than 1.0%.

Industry Composition

      The following discussions provide information with respect to selected industry compositions.

Aerospace

      At March 31, 2004, our commercial aerospace portfolio in Capital Finance consists of financing and leasing assets of $4,700.9 million covering 209 aircraft, with an average age of approximately 7 years (based on a dollar value weighted average). The portfolio was comprised of 85 accounts, with the majority placed with major airlines around the world. The commercial aerospace portfolio at December 31, 2003 was $4,716.1 million of financing and leasing assets, which included 209 aircraft and 84 customers, with a weighted average age of approximately 6 years. The commercial aircraft all comply with stage III noise regulations.

      The following table summarizes the composition of the commercial aerospace portfolio ($ in millions):

                                              March 31, 2004        December 31, 2003       March 31, 2003
                                            -------------------    -------------------    -------------------
                                                Net                    Net                    Net
                                            Investment   Number    Investment   Number    Investment   Number
                                            ----------   ------    ----------   ------    ----------   ------
Commercial Aerospace Portfolio:
By Region:
   Europe................................    $1,994.8       66       $1,991.0     65       $1,537.4       51
   North America(1)......................     1,001.7       72        1,029.7     72        1,110.1       78
   Asia Pacific..........................     1,040.8       40        1,013.6     40          886.5       36
   Latin America.........................       606.5       28          612.7     28          572.5       26
   Africa/Middle East....................        57.1        3           69.1      4           73.2        4
                                             --------      ---       --------    ---       --------      ---
Total....................................    $4,700.9      209       $4,716.1    209       $4,179.7      195
                                             ========      ===       ========    ===       ========      ===
By Manufacturer:
   Boeing................................    $2,577.0      140       $2,581.7    140       $2,514.2      138
   Airbus................................     2,104.8       57        2,114.6     57        1,640.8       42
   Other.................................        19.1       12           19.8     12           24.7       15
                                             --------      ---       --------    ---       --------      ---
Total....................................    $4,700.9      209       $4,716.1    209       $4,179.7      195
                                             ========      ===       ========    ===       ========      ===
By Body Type(2):
   Narrow body...........................    $3,416.5      159       $3,415.7    159       $2,909.8      144
   Intermediate body.....................       866.5       18          877.0     18          871.6       18
   Wide body.............................       398.8       20          403.6     20          373.6       18
   Other.................................        19.1       12           19.8     12           24.7       15
                                             --------      ---       --------    ---       --------      ---
Total....................................    $4,700.9      209       $4,716.1    209       $4,179.7      195
                                             ========      ===       ========    ===       ========      ===

--------------------------------------------------------------------------------
(1) Comprised of net investments in the U.S. and Canada of $781.2 million (65 aircraft) and $220.5 million (7 aircraft) at March 31, 2004, $822.7 million (66 aircraft) and $207.0 million (6 aircraft) at December 31, 2003, and $902.0 million (72 aircraft) and $208.1 million (6 aircraft) at March 31. 2003, respectively.

(2) Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglass DC10 series aircraft.

      As of March 31, 2004, operating leases were approximately 85% of the portfolio, with the remainder consisting of capital leases (including leveraged leases) and loans. Total leveraged leases were $453.9 million or 9.7% of the aerospace portfolio including tax optimization structures of approximately $218.9 million. Of the 209 aircraft, four are off-lease, one of which has been remarketed with a lease pending as of March 31, 2004. In general, the use of leverage increases the risk of a loss in the event of a default, with the greatest risk incurred in tax-optimization leveraged leases.

      The top five commercial aerospace exposures totaled $1,057.7 million at March 31, 2004, the largest of which was $266.6 million. All top five are to carriers outside of the U.S. and the top three are to European carriers. The largest exposure to a U.S. carrier at December 31, 2003 was $160.8 million. Future revenues and aircraft values could be impacted by the actions of the carriers, management's actions with respect to re-marketing the aircraft, airline industry performance and aircraft utilization.

      The regional aircraft portfolio at March 31, 2004 consists of 119 planes with a net investment of $291.7 million, relatively unchanged from December 31, 2003, and is concentrated primarily in Structured Finance. The carriers are primarily located in North America and Europe. Operating leases account for about 43% of the portfolio, with the rest capital leases or loans. There are currently 13 aircraft off-lease with a total book value of approximately $51.3 million.

      The following is a list of our exposure to bankrupt aerospace carriers and the current status of the related aircraft at March 31, 2004.

      o UAL Corp. -- United Airlines leases 4 CIT-owned narrow body aircraft (2 Boeing 757 aircraft and 2 Boeing 737 aircraft) with a net investment of $85.8 million.

      o Avianca Airlines -- Lessee of one MD 80 aircraft and one Boeing 757, with a combined net investment of $31.9 million.

      o Air Canada -- Our net investment in aircraft is approximately $49.1 million, relating to one Boeing 767 aircraft which was converted from an investment in a non-accrual leveraged lease (not a tax-optimized structure) to a performing operating lease during 2003, and a $1.8 million loan collateralized by 12 Bombardier Dash 8 aircraft. The loan is collateralized by the Bombardier aircraft and fully guaranteed by the Canadian government.

      o Sobelair -- Filed a bankruptcy proceeding in Belgium, in January 2004, which resulted in a liquidation of the airline. By agreement with Sobelair's trustee, we took possession of our two Boeing 737 aircraft on operating lease with the carrier in January 2004. We have leased one aircraft and have agreed to lease terms for the other aircraft.

      Additionally, we hold Senior A tranche Enhanced Equipment Trust Certificates ("EETCs") issued by United Airlines, which are debt instruments collateralized by aircraft operated by the airline, with a fair value of $45.7 million. In connection with United Airlines' filing under Chapter 11, we are a co-arranger in a $1.2 billion secured revolving and term loan facility with a commitment of $102.0 million. This debtor-in-possession facility, with an outstanding balance of $25.8 million at March 31, 2004, is secured by, among other collateral, previously unencumbered aircraft.

      Our aerospace assets include both operating leases and capital leases. Management monitors economic conditions affecting equipment values, trends in equipment values, and periodically obtains third party appraisals of commercial aerospace equipment, which include projected rental rates. We adjust the depreciation schedules of commercial aerospace equipment on operating leases or residual values underlying capital leases, when required. Aerospace assets are reviewed for impairment annually, or more often when events or circumstances warrant. An aerospace asset is defined as impaired when the expected undiscounted cash flow over its expected remaining life is less than its book value. Both historical information and current economic trends are factored into the assumptions and analyses used when determining the expected undiscounted cash flow. Included among these assumptions are the following:

      o     Lease terms

      o     Remaining life of the asset

      o     Lease rates supplied by independent appraisers

      o     Remarketing prospects

      o     Maintenance costs

      An impairment loss is recognized if circumstances indicate that the carrying amount of the asset may not be recoverable. Commercial aerospace equipment utilization is high, with only four aircraft off-lease at March 31, 2004 (one of which has a letter of intent signed), which demonstrates our ability to place aircraft. However, current placements are at compressed rental rates, which reflects current market conditions. Generally, leases are being written for terms between three and five years. See table in "Risk Management" section for additional information regarding commitments to purchase additional aircraft.

Equity and Venture Capital Investments

      Our  portfolio  of  direct  and  private  fund  venture   capital   equity
investments is summarized in the following table ($ in millions).

                                                                        March 31,    December 31,    March 31,
                                                                          2004           2003          2003
                                                                        ---------    ------------    ---------
Equity and Venture Capital Investments:
   Total investment balance......................................        $251.8         $249.9        $334.3
   Direct investments............................................        $100.6         $101.1        $179.6
   Number of companies...........................................            47             47            57
   Private equity funds..........................................        $151.2         $148.8        $154.7
   Number of funds...............................................            52             52            52
   Remaining fund and equity commitments.........................        $117.1         $124.2        $153.7

      See Note 4 -- Concentrations for further discussion on concentrations.

Other Assets

      Other assets totaled $2.9 billion at March 31, 2004 and $3.3 billion at December 31, 2003. The decline in other assets is primarily due to lower receivables from derivative counterparties in 2004.

      Other  assets  primarily  consisted  of the  following  at March 31, 2004:
investments in and receivables from non-consolidated subsidiaries of $0.7 billion, accrued interest and receivables from derivative counterparties of $0.4 billion, deposits on commercial aerospace flight equipment of $0.3 billion, direct and private fund equity investments of $0.3 billion, prepaid expenses of $0.1 billion and repossessed assets and off-lease equipment of $0.1 billion. The remaining balance includes furniture and fixtures, miscellaneous receivables and other assets.

Risk Management

      Our risk management process is described in more detail in our 2003 Annual Report on Form 10-K.

      Interest Rate Risk Management -- We monitor our interest rate sensitivity on a regular basis by analyzing the impact of interest rate changes upon the financial performance of the business. We also consider factors such as the strength of the economy, customer prepayment behavior and re-pricing characteristics of our assets and liabilities.

      We evaluate and monitor various risk metrics:

      o Value at Risk (VAR), which measures the net economic value of assets by assessing the duration of assets and liabilities.

      Our asset portfolio is generally comprised of loans and leases of short to intermediate term. As such, the duration of our asset portfolio is generally less than three years. We target to closely match the duration of our liability portfolio with that of our asset portfolio. As of March 31, 2004 our liability portfolio duration was slightly longer than our asset portfolio duration.

      o Margin at Risk (MAR), which measures the impact of changing interest rates upon interest income over the subsequent twelve months.

      At the date that interest rate sensitivity is modeled, net interest income is derived considering the current level of interest-sensitive assets and related run-off (including both contractual repayment and historical prepayment experience), the current level of interest-sensitive liabilities and related maturities, and the current level of derivatives. Market interest rates are then raised 100 basis points instantaneously and parallel across the entire yield curve, and a "rate shocked" simulation is run.

      An immediate hypothetical 100 basis point parallel increase in the yield curve on April 1, 2004 modeled against interest rate sensitive assets and liabilities as shown in the table below would reduce net income by an estimated $15 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in net income of a like amount. Although management believes that this measure provides an estimate of our interest rate sensitivity, there are certain limitations inherent in this sensitivity analysis, as it is unlikely that rate movements would be instantaneous or parallel, nor would our assets and debt reprice immediately. Additionally, it does not consider any potential remedial actions that management could take such as the pre-funding of liabilities and other business developments consistent with an increasing rate environment that may affect net income, for example asset growth and changes to our liability durations. Further, it does not account for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet. Accordingly, no assurance can be given that actual results would not differ materially from the estimated outcomes of our simulations. Such simulations do not represent management's current view of future market interest rate movements.

      The following table summarizes the composition of our interest sensitive assets (including operating leases) and liabilities (excluding equity) before and after derivatives:

                            Before Derivatives            After Derivatives
                        --------------------------    --------------------------
                        Fixed Rate   Floating Rate    Fixed Rate   Floating Rate
                        ----------   -------------    ----------   -------------
    March 31, 2004
Assets................      56%           44%             56%           44%
Liabilities...........      61%           39%             48%           52%

  December 31, 2003
Assets................      57%           43%             57%           43%
Liabilities...........      63%           37%             49%           51%

      Total interest sensitive assets were $37.9 billion and $36.7 billion at March 31, 2004 and December 31, 2003, while total interest sensitive liabilities were $32.6 billion and $31.5 billion at March 31, 2004 and December 31, 2003. Certain December 31, 2003 amounts have been adjusted to conform to the current period presentation.

      Liquidity Risk Management -- Liquidity risk refers to the risk of being unable to meet potential cash outflows promptly and cost-effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding and committed alternate sources of funding, and we maintain and periodically review a contingency funding plan to be implemented in the event of any form of market disruption. The primary funding sources are commercial paper (U.S., Canada and Australia), long-term debt (U.S. and International) and asset-backed securities (U.S. and Canada).

      Outstanding commercial paper totaled $4.8 million at March 31, 2004 and $4.2 billion at December 31, 2003. Our targeted U.S. program size remains at $5.0 billion with modest foreign programs aggregating $500 million to be maintained in Canada and Australia. Our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper. Consistent with our liquidity management strategy to extend our maturity profile, on April 14, 2004 we retired a $2.0 billion bank facility due in March 2005, and $2.1 billion due in October 2004, and we negotiated two new $2.1 billion facilities due April 2009 and April 2005. CIT now has aggregate U.S. bank facilities of $6.3 billion with $4.2 billion in multi-year facilities.

      CIT maintains registration statements with the Securities and Exchange Commission ("SEC") covering debt securities that we may sell in the future. At March 31, 2004, we had $7.4 billion of registered, but unissued, debt securities available under a shelf registration statement. Term-debt issued during the quarter totaled $2.8 billion: $1.5 billion in variable-rate medium-term notes and $1.3 billion in fixed-rate notes.

      To further strengthen our funding capabilities, we maintain committed asset backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home equity receivables and trade accounts receivable. While these are predominantly in the U.S., we also maintain facilities for Canadian domiciled assets. As of March 31, 2004, we had approximately $3.7 billion of availability in our committed asset-backed facilities, including $1.0 billion relating to our trade receivable facility, and $2.9 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

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

                                                                                      March 31,    December 31,
Liquidity Measurement                                            Current Target         2004           2003
---------------------                                            --------------       ---------    ------------
Commercial paper to total debt.............................      Maximum of 15%          14%           13%
Short-term debt to total debt..............................      Maximum of 45%          39%           36%
Bank lines to short-term debt..............................      Minimum of 45%          76%           76%
Aggregate alternate liquidity* to short-term debt..........      Minimum of 75%          86%           93%

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

                                      Short-Term     Long-Term       Outlook
                                      ----------     ---------       -------
Moody's...........................        P-1           A2           Stable
Standard & Poor's.................        A-1            A           Stable
Fitch.............................        F1             A           Stable

      The credit ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

      We have certain covenants contained in our legal documents that govern our funding sources. The most significant covenant in CIT's indentures and credit agreements is a negative pledge provision, which limits granting or permitting liens on our assets, but provides for exceptions for certain ordinary course liens needed to operate our business. In addition, our credit agreements also contain a minimum net worth test of $4.0 billion.

      The following tables summarize various contractual obligations, selected contractual cash receipts and contractual commitments as of March 31, 2004 ($ in millions):

                                                      Contractual Payments and Collections by Period
                                           --------------------------------------------------------------------
                                            Total(3)     2004        2005       2006        2007        2008+
                                           ---------   ---------   ---------   --------   ---------   ---------
Commercial Paper........................   $ 4,820.2   $ 4,820.2   $      --   $     --   $      --   $      --
Variable-rate term debt.................     9,170.7     3,112.3     3,350.8    1,451.3     1,042.1       214.2
Fixed-rate term debt....................    19,829.8     2,742.1     4,251.2    2,619.3     3,467.6     6,749.6
Preferred securities....................       255.1          --          --         --          --       255.1
Lease rental expense....................       162.9        37.5        42.6       30.8        24.2        27.8
                                           ---------   ---------   ---------   --------   ---------   ---------
   Total contractual obligations........    34,238.7    10,712.1     7,644.6    4,101.4     4,533.9     7,246.7
                                           ---------   ---------   ---------   --------   ---------   ---------
Finance receivables(1)..................    32,187.4    10,555.9     4,765.5    3,767.3     2,488.1    10,610.6
Operating lease rental income...........     2,522.4       641.1       645.5      442.7       280.2       512.9
Finance receivables held for sale(2)....     1,006.2     1,006.2          --         --          --          --
Cash-- current balance..................     1,356.5     1,356.5          --         --          --          --
Retained interest in securitizations....     1,364.6       527.5       367.8      212.2       131.3       125.8
                                           ---------   ---------   ---------   --------   ---------   ---------
   Total projected cash availability....    38,437.1    14,087.2     5,778.8    4,422.2     2,899.6    11,249.3
                                           ---------   ---------   ---------   --------   ---------   ---------
Net projected cash inflow (outflow).....   $ 4,198.4   $ 3,375.1   $(1,865.8)  $  320.8   $(1,634.3)  $ 4,002.6
                                           =========   =========   =========   ========   =========   =========

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

                                                              Commitment Expiration by Period
                                           --------------------------------------------------------------------
                                                                                                         After
                                              Total        2004       2005       2006       2007         2007
                                           ---------    --------    --------   --------    --------    --------
Credit extensions.......................   $ 6,914.8    $1,428.8    $  754.0   $  940.4    $  776.0    $3,015.6
Aircraft purchases......................     2,889.0       715.0       918.0      996.0       260.0          --
Letters of credit.......................     1,230.8     1,135.7        21.5       73.2         0.2         0.2
Sale-leaseback payments.................       465.7         7.9        28.5       28.5        28.5       372.3
Manufacturer purchase commitments.......       206.7       206.7          --         --          --          --
Venture capital commitments.............       117.1         3.4         0.5         --         3.0       110.2
Guarantees..............................       109.9        97.5          --         --        10.5         1.9
Acceptances.............................        11.2        11.2          --         --          --          --
                                           ---------    --------    --------   --------    --------    --------
Total contractual commitments...........   $11,945.2    $3,606.2    $1,722.5   $2,038.1    $1,078.2    $3,500.2
                                           =========    ========    ========   ========    ========    ========

Internal Controls

      The  Internal  Controls   Committee  is  responsible  for  monitoring  and
improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 ("SARBOX"), for which the implementation year is 2004. The committee, which is chaired by the Controller, includes the CFO, the Director of Internal Audit and other senior executives in finance, legal, risk management and information technology. We are currently finalizing the documentation phase of the SARBOX project and have entered the testing phase. Our management self-assessment is targeted to be completed during the second half of 2004.

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

                                                   At or for the Quarters Ended
                                                             March 31,
                                                   ----------------------------
                                                       2004            2003
                                                     --------       ---------
Securitized Assets:
Specialty Finance-- commercial...................    $3,769.0       $ 3,191.7
Specialty Finance-- consumer.....................     2,245.5         3,218.8
Equipment Finance................................     3,052.5         3,977.2
                                                     --------       ---------
Total securitized assets.........................    $9,067.0       $10,387.7
                                                     ========       =========
Securitized assets as a % of managed assets......        18.1%           21.9%
                                                     ========       =========
Volume Securitized:
Specialty Finance-- commercial...................    $  963.3        $  409.3
Specialty Finance-- consumer.....................          --           367.1
Equipment Finance................................       273.1           461.0
                                                     ========       =========
Total volume securitized.........................    $1,236.4       $ 1,237.4
                                                     ========       =========

      Our securitization activity relating to commercial finance receivables was $1.2 billion, as the economics remained favorable to complete these sales.
During the second half of 2003 we decided to grow the consumer home equity portfolio on-balance sheet.

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

      The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during the quarter ended March 31, 2004 were as follows:

                                                         Commercial Equipment
                                                      -------------------------
                                                      Specialty       Equipment
                                                       Finance         Finance
                                                      ---------       ---------
Weighted average prepayment speed...............       40.10%          11.62%
Weighted average expected credit losses.........        0.44%           0.84%
Weighted average discount rate..................        6.82%           9.00%
Weighted average life (in years)................        1.25            1.84

      Key assumptions used in calculating the fair value of the retained interests in securitized assets by product type at March 31, 2004 were as follows:

                                                 Commercial Equipment                  Consumer
                                                ----------------------      -------------------------------
                                                                            Home Equity and    Recreational
                                                Specialty    Equipment       Manufactured      Vehicles and
                                                 Finance      Finance           Housing            Boat
                                                ---------    ---------      ---------------    ------------
Weighted average prepayment speed.........        25.68%       13.38%            26.27%           17.77%
Weighted average expected credit losses...         1.13%        1.50%             1.33%            1.13%
Weighted average discount rate............         7.92%        9.76%            13.09%           14.18%
Weighted average life (in years)..........         1.08         1.40              3.08             3.04

      The Specialty Finance -- commercial securitized assets include receivables originated to consumers through DFS.

Securitization and Joint Venture Activities

      We utilize special purpose entities ("SPEs") and joint ventures in the normal course of business to execute securitization transactions and conduct business in key vendor relationships.

      Securitization Transactions -- SPEs are used to achieve "true sale" requirements for these transactions in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Pools of assets are originated or acquired and sold to SPEs, which in turn issue debt securities to investors solely backed by asset pools. Accordingly, CIT has no legal obligations to repay the securities in the event of a default by the SPE. CIT retains the servicing rights and participates in certain cash flows of the pools. The present value of expected net cash flows that exceeds the estimated cost of servicing is recorded in other assets as a "retained interest." Assets securitized are shown in our managed assets and our capitalization ratios on a managed basis. Under the recently issued rules relating to consolidation and SPEs, non-qualifying securitization entities have to be consolidated. We believe that all of our existing asset-backed SPE structures meet the definition of a qualifying special purpose entity ("QSPE") as defined by SFAS No. 140 and therefore will continue to qualify as off-balance sheet transactions. As part of these related activities, CIT entered into $2.8 billion in notional amount of hedge transactions to protect the related trusts against interest rate risk. CIT is insulated from this risk by entering into offsetting swap transactions with third parties totaling $2.8 billion in notional amount at March 31, 2004.

      Joint Ventures -- We utilize joint ventures organized through distinct legal entities to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. The vendor partner and CIT jointly own these distinct legal entities, and there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See disclosure in Item 1. Financial Statements, Note 8 -- Certain Relationships and Related Transactions.

Capitalization

      The following table presents information regarding our capital structure ($ in millions).

                                                                                    March 31,       December 31,
                                                                                      2004              2003
                                                                                    ---------       ------------
Commercial paper................................................................    $ 4,820.2        $ 4,173.9
Term debt.......................................................................     29,000.5         29,239.2
Preferred Capital Securities....................................................        255.1            255.5
Stockholders' equity(1).........................................................      5,584.3          5,427.8
                                                                                    ---------        ---------
Total capitalization............................................................     39,660.1         39,096.4
Goodwill and other intangible assets............................................       (485.5)          (487.7)
                                                                                    ---------        ---------
Total tangible capitalization...................................................    $39,174.6        $38,608.7
                                                                                    =========        =========
Tangible stockholders' equity(1) and Preferred Capital Securities
  to managed assets.............................................................        10.69%           10.45%
Total debt (excluding overnight deposits) to tangible stockholders'
  equity(1) and Preferred Capital Securities....................................         6.15x            6.14x

--------------------------------------------------------------------------------
(1) Stockholders' equity excludes the impact of the accounting change for derivative financial instruments described in Note 7 to the Consolidated Financial Statements and certain unrealized gains or losses on retained interests and investments, as these amounts are not necessarily indicative of amounts that will be realized. See "Non-GAAP Financial Measurements."

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

Critical Accounting Estimates

      The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We consider accounting estimates relating to the following to be critical in applying our accounting policies:

      o     Investments

      o     Charge-off of Finance Receivables

      o     Impaired Loans

      o     Reserve for Credit Losses

      o     Retained Interests in Securitizations

      o     Lease Residual Values

      o     Goodwill

      o     Deferred Income Taxes

      There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from what is described in our 2003 Annual Report on Form 10-K.

Statistical Data

      The following table presents components of net income as a percent of AEA, along with other selected financial data ($ in millions):

                                                                        Quarters Ended March 31,
                                                                        ------------------------
                                                                           2004          2003
                                                                        ----------    ----------
Finance income.....................................................           9.80%        10.86%
Interest expense...................................................           3.23%         4.11%
                                                                         ---------     ---------
  Net finance income...............................................           6.57%         6.75%
Depreciation on operating lease equipment..........................           2.55%         3.22%
                                                                         ---------     ---------
  Net finance margin...............................................           4.02%         3.53%
Provision for credit losses........................................           0.93%         1.19%
                                                                         ---------     ---------
Net finance margin after provision for credit losses...............           3.09%         2.34%
Other revenue......................................................           2.50%         2.77%
Gain (loss) on venture capital investments.........................           0.01%        (0.05)%
                                                                         ---------     ---------
Operating margin...................................................           5.60%         5.06%
                                                                         ---------     ---------
Salaries and general operating expenses............................           2.68%         2.60%
Gain on redemption of debt.........................................           0.45%           --
                                                                         ---------     ---------
Income (loss) before provision for income taxes....................           3.37%         2.46%
Provision for income taxes.........................................          (1.32)%       (0.96)%
Dividends on preferred capital securities, after tax...............             --         (0.03)%
                                                                         ---------     ---------
  Net income (loss)................................................           2.05%         1.47%
                                                                         =========     =========
Average Earning Assets.............................................      $36,865.1     $34,600.6
                                                                         =========     =========

Non-GAAP Financial Measurements

      The SEC adopted Regulation G, which applies to any public disclosure or release of material information that includes a non-GAAP financial measure. The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk contain certain non-GAAP financial measures. The SEC defines a non-GAAP financial measure as a numerical measure of a company's historical or future financial performance, financial position, or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the financial statements or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

      Non-GAAP financial measures disclosed in this report are meant to provide additional information and insight relative to historical operating results and financial position of the business, are used by management in its analysis and, in certain cases, to provide financial information that is presented to rating agencies and other users of financial information. These measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies.

      Selected non-GAAP disclosures are presented and reconciled in the table below ($ in millions):

                                                                       March 31,    December 31,   March 31,
                                                                         2004           2003         2003
                                                                       ---------    ------------   ---------
Managed assets(1):
Finance receivables..........................................          $32,187.4     $31,300.2     $28,654.6
Operating lease equipment, net...............................            7,576.2       7,615.5       6,831.4
Finance receivables held for sale............................            1,006.2         918.3       1,273.0
Equity and venture capital investments (included in other assets)          251.8         249.9         334.3
                                                                       ---------     --------     ---------
Total financing and leasing portfolio assets.................           41,021.6      40,083.9      37,093.3
Securitized assets...........................................            9,067.0       9,651.7      10,387.7
                                                                       ---------     --------     ---------
Managed Assets...............................................          $50,088.6     $49,735.6     $47,481.0
                                                                       =========     =========     =========
Earning assets(2):
Total financing and leasing portfolio assets.................          $41,021.6     $40,083.9     $37,093.3
Credit balances of factoring clients.........................           (3,619.4)     (3,894.6)     (2,437.9)
                                                                       ---------     ---------     ---------
Earning assets...............................................          $37,402.2     $36,189.3     $34,655.4
                                                                       =========     =========     =========
Tangible equity(3):
Total equity.................................................          $ 5,492.7     $ 5,394.2     $ 4,996.6
Other comprehensive loss relating to derivative financial
instruments..................................................              102.9          41.3          92.6
Unrealized gain on securitization investments................              (11.3)         (7.7)        (12.5)
Goodwill and intangible assets...............................             (485.5)       (487.7)       (399.8)
                                                                       ---------     ---------     ---------
Tangible common equity.......................................            5,098.8       4,940.1       4,676.9
Preferred capital securities.................................              255.1         255.5         256.8
                                                                       ---------     ---------     ---------
Tangible equity..............................................          $ 5,353.9     $ 5,195.6     $ 4,933.7
                                                                       =========     =========     =========
Debt, net of overnight deposits(4):
Total Debt...................................................          $34,075.8     $33,668.6     $32,551.8
Overnight deposits...........................................             (884.0)     (1,529.4)     (1,432.5)
Preferred capital securities.................................             (255.1)       (255.5)           --
                                                                       ---------     ---------     ---------
Debt, net of overnight deposits..............................          $32,936.7     $31,883.7     $31,119.3
                                                                       =========     =========     =========
Earnings per share, excluding certain items(5)
GAAP Earnings per share......................................          $    0.88     $    0.72     $    0.60
Gain on debt redemption......................................              (0.12)        (0.14)           --
Loss on venture capital investments..........................                 --          0.17          0.01
                                                                       ---------     ---------     ---------
Adjusted earnings per share..................................          $    0.76     $    0.75     $    0.61
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

(4) Debt, net of overnight deposits, is utilized in certain leverage ratios. Overnight deposits are excluded from these calculations, as these amounts are retained by the Company to repay debt. Overnight deposits are reflected in both debt and cash and cash equivalents.

(5) The EPS related to the items listed are shown separately, as the items are not indicative of our on-going operations.

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

      Based on this evaluation, Messrs. Gamper and Leone concluded that, during the last fiscal quarter covered by this report, the Company's disclosure controls and procedures were effective, except as noted in the next paragraph. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

      In connection with the June 2001 acquisition by Tyco, our income tax compliance, reporting and planning function was transferred to Tyco. Following our 2002 IPO, we classified our tax reporting as a "reportable condition", as defined by standards established by the American Institute of Certified Public Accountants. We have made substantial progress in rebuilding our tax reporting and compliance functions, including hiring and training personnel, rebuilding tax reporting systems, preparing amendments to prior period U.S. Federal income tax returns, and implementing processes and controls with respect to income tax reporting and compliance. During the quarter, we completed processes and developed the data for preparing a tax basis balance sheet to complete the analysis of deferred tax assets and liabilities as of December 31, 2003. Further work continues in the areas of quality control, proof and reconciliation and the tax basis balance sheet analysis is nearing completion. Future income tax return filings and the completion of the aforementioned analysis of deferred tax assets and liabilities could result in reclassifications amongst deferred tax assets and liabilities.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      On April 10, 2003, a putative class action lawsuit, asserting claims under the Securities Act of 1933, was filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and its Chief Financial Officer. The lawsuit contained allegations that the registration statement and prospectus prepared and filed in connection with CIT's 2002 IPO were materially false and misleading, principally with respect to the adequacy of CIT's telecommunications-related loan loss reserves at the time. The lawsuit purported to have been brought on behalf of all those who purchased CIT common stock in or traceable to the IPO, and sought, among other relief, unspecified damages or rescission for those alleged class members who still hold CIT stock and unspecified damages for other alleged class members. On June 25, 2003, by order of the United States District Court, the lawsuit was consolidated with five other substantially similar suits, all of which had been filed after April 10, 2003 and one of which named as defendants some of the underwriters in the IPO and certain former directors of CIT. Glickenhaus & Co., a privately held investment firm, has been named lead plaintiff in the consolidated action.

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

Item 2. Common Stock Repurchase Activity

      The following table details the repurchase activity of CIT common stock during the quarter ($ in millions, except average price which is in whole dollars).

                                          Number of     Average
                                           Shares        Price      Amount
                                          ----------    -------     ------
Balance at December 31, 2003........         43,529      $35.48     $  1.5
                                           --------      ------     ------
Purchases related to exercise of
options and other benefit plans
   January..........................        544,000      $39.16       21.3
   February.........................        221,800      $38.46        8.5
   March............................        185,000      $39.12        7.3
                                           --------      ------     ------
   Total Purchases..................        950,800      $38.99       37.1
                                           --------      ------     ------
Re-issuances........................       (976,807)     $38.83      (37.9)
                                           --------      ------     ------
Balance at March 31, 2004...........         17,522      $39.08     $  0.7
                                           ========      ======     ======

      None of the above activity relates to the recently announced program described below.

      On April 21, 2004, our Board of Directors approved a common stock repurchase program to acquire up to three million shares of our outstanding common stock. The program authorizes the company to purchase shares on the open market from time to time over a two-year period beginning April 23, 2004. The repurchased common stock will be held as treasury shares and may be used for the issuance of shares under CIT's employee stock plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The program may be discontinued at any time and is not expected to have a significant impact on our capitalization.

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

            4.2 Form of 364-Day Credit Agreement, dated as of April 14, 2004, among CIT Group Inc., the several banks and financial institutions named therein, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, JPMorgan Chase Bank as administrative agent, Bank of America, N.A. and Citibank, N.A. as syndication agents and Barclays Bank PLC as documentation agent.

            4.3 Form of 5-Year Credit Agreement, dated as of April 14, 2004, among CIT Group Inc., the several banks and financial institutions named therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and bookrunners, JPMorgan Chase Bank, as administrative agent, Bank of America, N.A. and Citibank, N.A. as syndication agents and Barclays Bank PLC, as documentation agent.

            12.1 CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

            31.1 Certification of Albert R. Gamper, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Joseph M. Leone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1  Certification  of Albert R. Gamper,  Jr. pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

                  Current  Report on Form 8-K filed January 22, 2004,  reporting
                  (i) that CIT declared a dividend of $0.13 per share, payable February 27, 2004 to shareholders of record on February 15, 2004, and (ii) the financial results of CIT as of and for the quarter and year ended December 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CIT GROUP INC.

                                   By:            /s/ Joseph M. Leone
                                       .........................................
                                                    Joseph M. Leone
                                       Vice Chairman and Chief Financial Officer

                                   By:          /s/ William J. Taylor
                                       .........................................
                                                  William J. Taylor
                                         Executive Vice President, Controller
                                           and Principal Accounting Officer

May 7, 2004