Form 10-Q
period 2004-06-30
CIT GROUP INC
filed 2004-08-06
CIK 1171825

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    Form 10-Q
                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

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

      As of July 30, 2004, there were 210,814,589 shares of the Registrant's common stock outstanding.

================================================================================

                         CIT GROUP INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         Part I--Financial Information:

Item 1.    Consolidated Financial Statements .............................    1
           Consolidated Balance Sheets (Unaudited) .......................    1
           Consolidated Statements of Income (Unaudited) .................    2
           Consolidated Statements of Stockholders' Equity (Unaudited) ...    3
           Consolidated Statements of Cash Flows (Unaudited) .............    4
           Notes to Consolidated Financial Statements ....................  5-18
Item 2.    Management's Discussion and Analysis of Financial Condition
and          and Results of Operations and Quantitative and Qualitative
Item 3.      Disclosure about Market Risk ................................ 19-48
Item 4.    Controls and Procedures .......................................   48

                           Part II--Other Information:

Item 1.    Legal Proceedings .............................................   49
Item 2.    Issuer Purchases of Equity Securities .........................   49
Item 4.    Submission of Matters to a Vote of Security Holders ...........   50
Item 6.    Exhibits and Reports on Form 8-K ..............................   51
           Signatures ....................................................   52

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         CIT GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                      ($ in millions -- except share data)


                                                                             June 30,   December 31,
                                                                               2004         2003
                                                                           -----------  -----------
                                     ASSETS

Financing and leasing assets:
   Finance receivables .................................................   $  31,828.6  $  31,300.2
   Reserve for credit losses ...........................................        (621.0)      (643.7)
                                                                           -----------  -----------
   Net finance receivables .............................................      31,207.6     30,656.5
   Operating lease equipment, net ......................................       7,838.8      7,615.5
   Finance receivables held for sale ...................................       1,595.2        918.3
Cash and cash equivalents ..............................................       1,777.7      1,973.7
Retained interests in securitizations and other investments ............       1,242.2      1,380.8
Goodwill and intangible assets .........................................         516.4        487.7
Other assets ...........................................................       2,504.6      3,310.3
                                                                           -----------  -----------
Total Assets ...........................................................   $  46,682.5  $  46,342.8
                                                                           ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
   Commercial paper ....................................................   $   4,170.4  $   4,173.9
   Variable-rate senior notes ..........................................      10,931.6      9,408.4
   Fixed-rate senior notes .............................................      19,330.3     19,830.8
   Preferred capital securities ........................................         254.6        255.5
                                                                           -----------  -----------
Total debt .............................................................      34,686.9     33,668.6
Credit balances of factoring clients ...................................       3,292.1      3,894.6
Accrued liabilities and payables .......................................       2,973.6      3,346.4
                                                                           -----------  -----------
   Total Liabilities ...................................................      40,952.6     40,909.6
                                                                           -----------  -----------
Commitments and Contingencies (Note 10)
Minority interest ......................................................          38.1         39.0
Stockholders' Equity:
   Preferred stock: $0.01 par value, 100,000,000 authorized, none issued            --           --
   Common stock: $0.01 par value, 600,000,000 authorized,
     212,092,592 issued, 211,195,862 outstanding .......................           2.1          2.1
   Paid-in capital, net of deferred compensation of $47.8 and $30.6 ....      10,672.2     10,677.0
   Accumulated deficit .................................................      (4,831.8)    (5,141.8)
   Accumulated other comprehensive loss ................................        (118.1)      (141.6)
   Less: Treasury stock, 896,730 and 43,529 shares, at cost ............         (32.6)        (1.5)
                                                                           -----------  -----------
   Total Stockholders' Equity ..........................................       5,691.8      5,394.2
                                                                           -----------  -----------
   Total Liabilities and Stockholders' Equity ..........................   $  46,682.5  $  46,342.8
                                                                           ===========  ===========

                See Notes to Consolidated Financial Statements.

                        CIT GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    ($ in millions -- except per share data)


                                                            Quarters Ended              Six Months Ended
                                                               June 30,                     June 30,
                                                        -----------------------       ---------------------
                                                          2004           2003           2004          2003
                                                        -------        -------        -------       -------
Finance income ......................................    $915.2         $943.2       $1,818.1      $1,882.4
Interest expense ....................................     300.0          337.8          598.0         692.5
                                                        -------        -------        -------       -------
Net finance income ..................................     615.2          605.4        1,220.1       1,189.9
Depreciation on operating lease equipment ...........     236.3          272.9          470.8         551.7
                                                        -------        -------        -------       -------
Net finance margin ..................................     378.9          332.5          749.3         638.2
Provision for credit losses .........................      65.7          100.6          151.3         203.6
                                                        -------        -------        -------       -------
Net finance margin after provision for
   credit losses ....................................     313.2          231.9          598.0         434.6
Other revenue .......................................     233.5          229.7          463.9         469.6
Gains (losses) on venture capital investments .......       3.0          (12.1)           3.7         (16.5)
                                                        -------        -------        -------       -------
Operating margin ....................................     549.7          449.5        1,065.6         887.7
Salaries and general operating expenses .............     260.3          220.7          507.6         446.3
Gain on redemption of debt ..........................        --             --           41.8            --
                                                        -------        -------        -------       -------
Income before provision for income taxes ............     289.4          228.8          599.8         441.4
Provision for income taxes ..........................    (112.8)         (89.2)        (233.9)       (172.1)
Dividends on preferred capital securities,
   after tax ........................................        --           (2.7)            --          (5.4)
                                                        -------        -------        -------       -------
Net income ..........................................    $176.6         $136.9        $ 365.9       $ 263.9
                                                        =======        =======        =======       =======
Earnings per share
Basic earnings per share ............................    $ 0.83         $ 0.65         $ 1.73        $ 1.25
                                                        =======        =======        =======       =======
Diluted earnings per share ..........................    $ 0.82         $ 0.65         $ 1.70        $ 1.24
                                                        =======        =======        =======       =======
Number of shares - basic (thousands) ................   211,532        211,588        211,685       211,581
                                                        =======        =======        =======       =======
Number of shares - diluted (thousands) ..............   215,359        212,066        215,584       211,975
                                                        =======        =======        =======       =======
Dividends per common share ..........................    $ 0.13         $ 0.12         $ 0.26        $ 0.24
                                                        =======        =======        =======       =======

                See Notes to Consolidated Financial Statements.

                        CIT GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                                 ($ in millions)


                                                                                      Accumulated
                                                                                         Other          Total
                                      Common     Paid-in    Treasury    Accumulated  Comprehensive  Stockholders'
                                       Stock     Capital      Stock      (Deficit)      (Loss)         Equity
                                       -----     -------      -----      ---------      ------         ------
Balance December 31, 2003 ..........   $ 2.1     $10,677.0   $ (1.5)    $(5,141.8)      $(141.6)      $5,394.2
Net income .........................      --            --       --         365.9            --          365.9
Foreign currency translation
  adjustments ......................      --            --       --            --          (7.9)          (7.9)
Change in fair values of
  derivatives qualifying as
  cash flow hedges .................      --            --       --            --          33.2           33.2
Unrealized losses on equity
  and securitization
  investments, net .................      --            --       --            --          (1.8)          (1.8)
                                                                                                      --------
Total comprehensive income .........      --            --       --            --            --          389.4
                                                                                                      --------
Cash dividends .....................      --            --       --         (55.9)           --          (55.9)
Amortization of restricted
  common stock grants ..............      --          11.9       --            --            --           11.9
Treasury stock purchased,
  at cost ..........................      --            --    (73.2)           --            --          (73.2)
Exercise of stock option awards ....      --         (16.7)    42.1            --            --           25.4
                                       -----     ---------   ------     ---------       -------       --------
Balance June 30, 2004 ..............   $ 2.1     $10,672.2   $(32.6)    $(4,831.8)      $(118.1)      $5,691.8
                                       =====     =========   ======     =========       =======       ========

                See Notes to Consolidated Financial Statements.

                        CIT GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in millions)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                ------------------------
                                                                                    2004         2003
                                                                                -----------  -----------
Cash Flows From Operations
Net income ..................................................................   $     365.9  $     263.9
Adjustments to reconcile net income (loss) to net cash flows from operations:
   Depreciation and amortization ............................................         490.7        569.7
   Provision for credit losses ..............................................         151.3        203.6
   Provision for deferred federal income taxes ..............................         175.2        150.3
   Gains on equipment, receivable and investment sales ......................        (115.7)      (119.3)
   Gain on debt redemption ..................................................         (41.8)        --
   Decrease (increase) in other assets ......................................         228.3       (201.8)
   (Decrease) increase in accrued liabilities and payables ..................        (223.4)         9.5
   Other ....................................................................         (57.8)        27.1
                                                                                -----------  -----------
Net cash flows provided by operations .......................................         972.7        903.0
                                                                                -----------  -----------
Cash Flows From Investing Activities
Loans extended ..............................................................     (27,428.5)   (25,040.9)
Collections on loans ........................................................      23,238.0     21,180.1
Proceeds from asset and receivable sales ....................................       3,739.4      3,859.9
Purchases of assets to be leased ............................................      (1,373.5)    (1,355.0)
Purchase of finance receivable portfolios ...................................        (361.5)      (534.4)
Net decrease in short-term factoring receivables ............................         (88.9)      (205.9)
Other .......................................................................          51.1        (47.8)
                                                                                -----------  -----------
Net cash flows (used for) investing activities ..............................      (2,223.9)    (2,144.0)
                                                                                -----------  -----------
Cash Flows From Financing Activities
Proceeds from the issuance of variable and fixed-rate notes .................       6,628.1      6,192.8
Repayments of variable and fixed-rate notes .................................      (5,374.3)    (5,045.4)
Net decrease in commercial paper ............................................          (3.5)      (397.9)
Net repayments of non-recourse leveraged lease debt .........................        (103.3)       (71.0)
Cash dividends paid .........................................................         (55.9)       (50.8)
Other .......................................................................         (35.9)        --
                                                                                -----------  -----------
Net cash flows provided by financing activities .............................       1,055.2        627.7
                                                                                -----------  -----------
Net (decrease) in cash and cash equivalents .................................        (196.0)      (613.3)
Cash and cash equivalents, beginning of period ..............................       1,973.7      2,036.6
                                                                                -----------  -----------
Cash and cash equivalents, end of period ....................................   $   1,777.7  $   1,423.3
                                                                                ===========  ===========
Supplementary Cash Flow Disclosure
Interest paid ...............................................................   $     721.9  $     811.5
Federal, foreign, state and local income taxes paid, net ....................   $      45.1  $      40.6

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

      In accordance with the provisions of FASB Interpretation No. 46R ("FIN 46"), "Consolidation of Variable Interest Entities," CIT consolidates variable interest entities for which management has concluded that CIT is the primary beneficiary. Entities that do not meet the definition of a variable interest entity are subject to the provisions of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements" and are consolidated when management has determined that CIT has the controlling financial interest. Entities that do not meet the consolidation criteria in either FIN 46 or ARB 51 but that are significantly influenced by the Company, generally those entities that are twenty to fifty percent owned by CIT, are included in other assets at cost for securities not readily marketable and presented at the corresponding share of equity plus loans and advances. Investments in entities that CIT does not have significant influence over are included in other assets at cost, less declines in value that are other than temporary. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", qualifying special purpose entities utilized in securitizations are not consolidated. Inter-company transactions have been eliminated.

Stock Based Compensation

      CIT has elected to apply Accounting Principles Board Opinion 25 ("APB 25") rather than the optional provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" in accounting for its stock-based compensation plans. Under APB 25, CIT does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table presents the pro forma information required by SFAS 123 as if CIT had accounted for stock options granted under the fair value method of SFAS 123, as amended ($ in millions, except per share data):


                                                              Quarters Ended June 30,   Six Months Ended June 30,
                                                              -----------------------   -------------------------
                                                                  2004       2003            2004        2003
                                                                 ------     ------          ------      ------
 Net income (loss) as reported ..............................    $176.6     $136.9          $365.9      $263.9
 Stock-based compensation expense-- fair value method,
   after tax ................................................       5.4        5.1            10.5        11.7
                                                                 ------     ------          ------      ------
 Pro forma net income (loss) ................................    $171.2     $131.8          $355.4      $252.2
                                                                 ======     ======          ======      ======
 Basic earnings per share as reported .......................    $ 0.83     $ 0.65          $ 1.73      $ 1.25
                                                                 ======     ======          ======      ======
 Basic earnings per share pro forma .........................    $ 0.81     $ 0.62          $ 1.68      $ 1.19
                                                                 ======     ======          ======      ======
 Diluted earnings per share as reported .....................    $ 0.82     $ 0.65          $ 1.70      $ 1.24
                                                                 ======     ======          ======      ======
 Diluted earnings per share pro forma .......................    $ 0.79     $ 0.62          $ 1.65      $ 1.19
                                                                 ======     ======          ======      ======

                         CIT GROUP INC. AND SUBSIDIARIES

      For the quarters ended June 30, 2004 and 2003, net income includes $3.4 million and $0.7 million of after-tax compensation cost related to restricted stock awards. These costs for the six months ended June 30, 2004 and 2003 totaled $7.4 million and $1.2 million after tax.

Recent Accounting Pronouncements

      In March 2004, the SEC issued Staff Accounting Bulletin 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 requires that certain mortgage loan commitments issued after March 31, 2004 be accounted for as derivatives until the loan is made or they expire unexercised. The adoption of SAB 105 did not have a material financial statement impact on the Company.

      In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). FSP 106-1
permits employers that sponsor postretirement benefit plans providing prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003. The adoption is not expected to have a material financial statement impact on the Company.

      In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revision requires interim disclosures regarding certain components of net periodic pension costs and the employer's contribution paid, or expected to be paid during the current fiscal year, if significantly different from amounts previously disclosed for interim periods beginning after December 15, 2003. The additional required disclosures are included in Note 9 -- Post Retirement and Other Benefit Plans.

      In December 2003, the SEC issued Staff Accounting Bulletin 104, "Revenue Recognition" ("SAB 104"), which revises or rescinds portions of related interpretive guidance in order to be consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 as of January 1, 2004 did not have a material financial statement impact on the Company.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This pronouncement establishes standards for classifying and measuring certain financial instruments as a liability (or an asset in some circumstances). This pronouncement requires CIT to display the Preferred Capital Securities (previously described as "Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company") within the debt section on the face of the Consolidated Balance Sheets and show the related expense with interest expense on a pre-tax basis. There was no impact to net income upon adoption. This pronouncement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Prior period restatement is not permitted. On November 7, 2003, certain measurement and classification provisions of SFAS 150, relating to certain mandatorily redeemable non-controlling interests, were deferred indefinitely. The adoption of these delayed provisions, which relate primarily to minority interests associated with finite-lived entities, is not expected to have a material financial statement impact on the Company.

Note 2 -- Earnings Per Share

      Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the denominator and averaged approximately 16.7 million shares and 19.0 million shares for the quarters ended June 30, 2004 and 2003, and 16.4 million shares and 18.2 million shares for the six months ended June 30, 2004 and 2003, respectively.

                         CIT GROUP INC. AND SUBSIDIARIES

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented ($ in millions, except per share amounts, which are in whole dollars; weighted-average share balances in thousands):


                                           Quarter Ended June 30, 2004          Quarter Ended June 30, 2003
                                       -----------------------------------  ------------------------------------
                                         Income       Shares     Per Share    Income        Shares     Per Share
                                       (Numerator) (Denominator)  Amount    (Numerator)  (Denominator)  Amount
                                       ----------- -------------  ------    -----------  -------------  ------
Basic EPS:
   Income available to common
    stockholders .....................   $176.6      211,532       $0.83       $136.9       211,588      $0.65
Effect of Dilutive Securities:
   Restricted shares .................       --          758                       --           456
   Stock options .....................       --        3,069                       --            22
                                         ------      -------                   ------       -------
Diluted EPS ..........................   $176.6      215,359       $0.82       $136.9       212,066      $0.65
                                         ======      =======                   ======       =======

                                         Six Months Ended June 30, 2004       Six Months Ended June 30, 2003
                                       -----------------------------------  ------------------------------------
Basic EPS:
   Income available to common
     stockholders ....................   $365.9      211,685       $1.73       $263.9       211,581      $1.25
Effect of Dilutive Securities:
   Restricted shares .................       --          649                       --           383
   Stock options .....................       --        3,250                       --            11
                                         ------      -------                   ------       -------
Diluted EPS ..........................   $365.9      215,584       $1.70       $263.9       211,975      $1.24
                                         ======      =======                   ======       =======

Note 3 -- Business Segment Information

      The selected financial information by business segment presented below is based upon a fixed leverage ratio across business units and the allocation of most corporate expenses. Corporate and Other includes operating losses on venture capital investments along with those assets, which are now managed by Capital Finance ($ in millions).


                                                                                         Total
                                         Specialty   Commercial   Equipment   Capital   Business    Corporate
                                          Finance      Finance     Finance    Finance   Segments    and Other    Consolidated
                                          -------      -------     -------    -------   --------    ---------    ------------
Quarter Ended June 30, 2004
Operating margin .....................  $   230.3    $   164.5   $    52.7   $   80.1  $   527.6     $ 22.1      $   549.7
Income taxes .........................       42.9         43.4        11.7       18.2      116.2       (3.4)         112.8
Net income (loss) ....................       81.7         71.2        18.3       31.2      202.4      (25.8)         176.6

Quarter Ended June 30, 2003
Operating margin .....................  $   204.4    $   146.1   $    35.8   $   49.0  $   435.3     $ 14.2      $   449.5
Income taxes .........................       40.2         40.3         5.1       10.2       95.8       (6.6)          89.2
Net income (loss) ....................       63.0         63.0         7.9       16.4      150.3      (13.4)         136.9

At and for the Six Months
   Ended June 30, 2004
Operating margin .....................  $   458.4    $   321.5   $   100.0   $  140.2  $ 1,020.1     $ 45.5      $ 1,065.6
Income taxes .........................       87.6         84.8        21.5       30.9      224.8        9.1          233.9
Net income (loss) ....................      159.9        139.3        33.5       52.8      385.5      (19.6)         365.9
Total financing and leasing assets ...   14,078.7     11,217.7     6,847.5    9,309.6   41,453.5         --       41,453.5
Total managed assets .................   19,574.8     11,217.7     9,752.4    9,309.6   49,854.5         --       49,854.5

At and for the Six Months
   Ended June 30, 2003
Operating margin .....................  $   394.9    $   287.1   $    76.0   $   95.1  $   853.1     $ 34.6      $   887.7
Income taxes .........................       73.6         78.3        11.9       19.5      183.3      (11.2)         172.1
Net income (loss) ....................      115.2        122.5        18.6       30.9      287.2      (23.3)         263.9
Total financing and leasing assets ...   11,600.8     10,220.4     6,711.0    8,976.8   37,509.0         --       37,509.0
Total managed assets .................   18,137.4     10,220.4    10,530.9    8,976.8   47,865.5         --       47,865.5

                         CIT GROUP INC. AND SUBSIDIARIES

      During the June 2004 quarter, the former Structured Finance segment was combined into the Capital Finance segment to better align with the marketplace and to improve efficiency. As part of this re-alignment, approximately $1.3 billion of communications and media assets were transferred to Commercial Finance. Prior period balances have been conformed to present period presentation.

Note 4 -- Concentrations

      The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets ($ in millions):

                                        June 30, 2004       December 31, 2003
                                   ---------------------  --------------------
                                    Amount      Percent   Amount       Percent
                                    ------      -------   ------       -------
North America:
   West ......................     $ 8,083.1      19.5%   $ 7,485.5      18.7%
   Northeast .................       8,042.5      19.4%     8,319.8      20.8%
   Midwest ...................       6,257.0      15.1%     5,996.2      14.9%
   Southeast .................       6,007.9      14.5%     5,558.6      13.9%
   Southwest .................       4,630.2      11.2%     4,423.1      11.0%
   Canada ....................       1,989.6       4.8%     2,055.5       5.1%
                                   ---------     -----    ---------     -----
Total North America ..........      35,010.3      84.5%    33,838.7      84.4%
Other foreign ................       6,443.2      15.5%     6,245.2      15.6%
                                   ---------     -----    ---------     -----
   Total .....................     $41,453.5     100.0%   $40,083.9     100.0%
                                   =========     =====    =========     =====


                                                        June 30, 2004      December 31, 2003
                                                     ------------------   -------------------
                                                       Amount   Percent    Amount     Percent
                                                       ------   -------    ------     -------
Industry
Manufacturing(1) .................................   $ 7,027.5    17.0%   $ 7,340.6    18.3%
Retail(2) ........................................     5,322.5    12.8%     5,630.9    14.0%
Commercial aerospace (including regional airlines)     5,256.8    12.7%     5,039.3    12.6%
Consumer based lending-- home mortgage ...........     3,537.2     8.5%     2,679.6     6.7%
Transportation(3) ................................     2,839.4     6.8%     2,934.9     7.3%
Service industries ...............................     2,762.1     6.7%     2,608.3     6.5%
Consumer based lending-- non-real estate(4) ......     2,173.9     5.2%     1,862.1     4.7%
Wholesaling ......................................     1,618.6     3.9%     1,374.7     3.4%
Construction equipment ...........................     1,475.2     3.6%     1,571.2     3.9%
Communications(5) ................................     1,378.6     3.3%     1,386.5     3.5%
Automotive Services ..............................     1,187.9     2.9%     1,152.3     2.9%
Other (no industry greater than 3.0%)(6) .........     6,873.8    16.6%     6,503.5    16.2%
                                                     ---------   -----    ---------   -----
   Total .........................................   $41,453.5   100.0%   $40,083.9   100.0%
                                                     =========   =====    =========   =====

--------------------------------------------------------------------------------
(1) Includes manufacturers of apparel (3.2%), followed by food and kindred products, textiles, transportation equipment, chemical and allied products, rubber and plastics, industrial machinery and equipment, and other industries.

(2)   Includes retailers of apparel (5.5%) and general merchandise (3.8%).

(3)   Includes  rail,  bus,   over-the-road  trucking  industries  and  business
      aircraft.

(4) Includes receivables from consumers for computers and related equipment, as well as for products in various industries such as manufactured housing, recreational vehicles and marine.

(5) Includes $404.0 million and $556.3 million of equipment financed for the telecommunications industry at June 30, 2004 and December 31, 2003, respectively, but excludes telecommunications equipment financed for other industries.

(6) Included in "Other" above are financing and leasing assets in the energy, power and utilities sectors, which totaled $993.0 million, or 2.4% of total financing and leasing assets at June 30, 2004. This amount includes approximately $652.5 million in project financing and $256.3 million in rail cars on lease to customers other than railroads.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 5 -- Retained Interests in Securitizations and Other Investments

      The following table details the components of retained interests in securitizations and other investments ($ in millions):

                                                          June 30,  December 31,
                                                            2004       2003
                                                         --------   ------------
Retained interests in commercial loans:

   Retained subordinated securities ..............       $  395.5     $  536.6
   Interest-only strips ..........................          332.9        366.8
   Cash reserve accounts .........................          317.7        226.3
                                                         --------     --------
   Total retained interest in commercial loans ...        1,046.1      1,129.7
                                                         --------     --------
Retained interests in consumer loans:
   Retained subordinated securities ..............           76.0         86.7
   Interest-only strips ..........................           39.3         58.9
   Cash reserve accounts .........................           17.2         34.0
                                                         --------     --------
   Total retained interest in consumer loans .....          132.5        179.6
                                                         --------     --------
   Total retained interest in securitizations ....        1,178.6      1,309.3
Aerospace equipment trust certificates ...........           63.6         71.5
                                                         --------     --------
   Total .........................................       $1,242.2     $1,380.8
                                                         ========     ========

Note 6 -- Accumulated Other Comprehensive Loss

      The  following   table  details  the  components  of   accumulated   other
comprehensive loss, net of tax ($ in millions):

                                                         June 30,   December 31,
                                                           2004         2003
                                                         --------   ------------
Foreign currency translation adjustments ............... $(113.7)     $(105.8)
Changes in fair values of derivatives qualifying
  as cashflow hedges ...................................    (8.1)       (41.3)
Unrealized gain on equity and securitization
  investments ..........................................     4.5          6.3
Minimum pension liability adjustments ..................    (0.8)        (0.8)
                                                         -------      -------
   Total accumulated other comprehensive loss .......... $(118.1)     $(141.6)
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

      CIT utilizes interest rate swaps to exchange variable-rate interest underlying forecasted issuances of commercial paper, specific variable-rate debt instruments, and, in limited instances, variable-rate assets for fixed-rate amounts. These interest rate swaps are designated as cash flow hedges and changes in fair value of these swaps, to the extent they are effective as a hedge, are recorded in other comprehensive income. Ineffective amounts are recorded in interest expense. Interest rate swaps are also utilized to convert fixed-rate interest on specific debt instruments to variable-rate amounts. These interest rate swaps are designated as fair value hedges and changes in fair value of these swaps are recorded as basis adjustments to the underlying hedged item.

                         CIT GROUP INC. AND SUBSIDIARIES

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedge designation ($ in millions):


                                            Notional Amount
                                  ----------------------------------
                                  June 30, 2004   December 31, 2003
                                  -------------   -----------------'
                                                                     Effectively converts the interest
                                                                     rate on an equivalent amount of
                                                                     commercial paper, variable-rate
Floating to fixed-rate swaps--                                       notes and selected assets to a
  cash flow hedges ...............  $ 4,787.1          $2,615.0      fixed rate.

                                                                     Effectively converts the interest
                                                                     rate on an equivalent amount of
Fixed to floating-rate swaps--                                       fixed-rate notes and selected assets
  fair value hedges ..............    7,126.2           6,758.2      to a variable rate.
                                    ---------          --------
Total interest rate swaps ........  $11,913.3          $9,373.2
                                    =========          ========

      In addition to the swaps in the table above, in conjunction with securitizations, CIT has $2.4 billion in notional amount of interest rate swaps outstanding with the related trusts to protect the trusts against interest rate risk. CIT is insulated from this risk by entering into offsetting swap transactions with third parties totaling $2.4 billion in notional amount at June 30, 2004.

      CIT utilizes foreign currency exchange forward contracts to hedge currency risk underlying foreign currency loans to subsidiaries and the net investments in foreign operations. These contracts are designated as foreign currency cash flow hedges or net investment hedges and changes in fair value of these contracts are recorded in other comprehensive income along with the translation gains and losses on the underlying hedged items. CIT also utilizes cross currency interest rate swaps to hedge currency risk underlying foreign currency debt and selected foreign currency assets. These swaps are designated as foreign currency cash flow hedges or foreign currency fair value hedges and changes in fair value of these contracts are recorded in other comprehensive income (for cash flow hedges), or as a basis adjustment to the hedged item (for fair value hedges) along with the translation gains and losses on the underlying hedged items.

      The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as cash flow hedges are presented in the following table ($ in millions):


                                                                      Fair Value                      Total
                                                                      Adjustments    Income Tax    Unrealized
                                                                    of Derivatives     Effects        Loss
                                                                    --------------     -------        ----
Balance at December 31, 2003-- unrealized loss ...................        $64.6        $(23.3)         $41.3
Changes in values of derivatives qualifying as cash flow hedges ..        (54.4)         21.2          (33.2)
                                                                          -----        ------          -----
Balance at June 30, 2004-- unrealized loss .......................        $10.2        $ (2.1)         $ 8.1
                                                                          =====        ======          =====

      The unrealized loss as of June 30, 2004, presented in the preceding table, primarily reflects our use of interest rate swaps to convert variable-rate debt to fixed-rate debt, followed by lower market interest rates. For the quarter and six months ended June 30, 2004, the ineffective portion of changes in the fair value of cash flow hedges amounted to $0.4 million and $0.7 million and has been recorded as a decrease to interest expense. Assuming no change in interest rates, approximately $3.2 million, net of tax, of Accumulated Other Comprehensive Loss is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made. The Accumulated Other Comprehensive Loss (along with the corresponding swap liability) will be adjusted as market interest rates change over the remaining life of the swaps.

      During 2004, CIT entered into credit default swaps, with a combined notional value of $98.0 million and terms of 5 years, to economically hedge certain CIT credit exposures. These swaps do not meet the requirements

                         CIT GROUP INC. AND SUBSIDIARIES
for hedge accounting treatment and therefore are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income. The fair value adjustment as of June 30, 2004 amounted to a $2.5 million pretax loss.

Note 8 -- Certain Relationships and Related Transactions

      CIT is a partner with Dell Inc. ("Dell") in Dell Financial Services L.P. ("DFS"), a joint venture that offers financing to Dell customers. The joint venture provides Dell with financing and leasing capabilities that are complementary to its product offerings and provides CIT with a steady source of new financings. The current contract with Dell runs through October 2005. We expect to announce by the end of the third quarter of 2004 a contract continuing and modifying the current terms of the relationship.

      CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has limited recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income generated by DFS as determined under GAAP is allocated 70% to Dell and 30% to CIT, after CIT has recovered any cumulative losses. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell, with one independent director. Any losses generated by DFS as determined under GAAP are allocated to CIT. DFS is not consolidated in CIT's financial statements and is accounted for under the equity method. At June 30, 2004 and December 31, 2003, financing and leasing assets related to the DFS program (included in the CIT Consolidated Balance Sheet) were $2.0 billion and $1.4 billion, and securitized assets included in managed assets were $2.2 billion and $2.5 billion. In addition to the owned and securitized assets acquired from DFS, CIT's maximum exposure to loss with respect to activities of the joint venture is approximately $206 million and $205 million pretax at June 30, 2004 and December 31, 2003. These amounts are comprised of the investment in and loans to the joint venture.

      CIT also has a joint venture arrangement with Snap-on Incorporated ("Snap-on") that has a similar business purpose and model to the DFS arrangement described above, including credit recourse on defaulted receivables. The agreement with Snap-on extends until January 2007. CIT and Snap-on have 50% ownership interests, 50% board of directors representation and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT's financial statements. As of both June 30, 2004 and December 31, 2003, the related financing and leasing assets and securitized assets were $1.1 billion and $0.1 billion, respectively. In addition to the owned and securitized assets purchased from the Snap-on joint venture, CIT's maximum exposure to loss with respect to activities of the joint venture is approximately $16 million and $17 million pretax at June 30, 2004 and December 31, 2003, which is comprised of the investment in and loans to the joint venture. Both the Snap-on and the Dell joint venture arrangements were acquired in a 1999 acquisition.

      Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce ("CIBC") in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture and share income and losses equally. This entity is not consolidated in CIT's financial statements and is accounted for under the equity method. As of June 30, 2004 and December 31, 2003, CIT's maximum exposure to loss with respect to activities of the joint venture is $147 million and $119 million pretax. These amounts are comprised of the investment in and loans to the joint venture.

      CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT's interests in certain of these entities were acquired by CIT in November 1999, and others were subsequently entered into in the normal course of business. At June 30, 2004 and December 31, 2003, other assets included $20 million and $21 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods. This investment is CIT's maximum exposure to loss with respect to these interests as of each date.

      Certain shareholders of CIT provide investment management services in the normal course of business in conjunction with CIT's employee benefit plans.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 9 -- Post retirement and Other Benefit Plans

      The following table discloses various components of pension expense ($ in millions):

                                       For the Quarter       For the Six Months
                                       Ended June 30,          Ended June 30,
                                      ----------------       ------------------
Retirement Plans                      2004        2003        2004        2003
                                      -----      -----        -----       -----
 Service cost ......................  $ 4.4      $ 3.9        $ 8.9       $ 7.8
 Interest cost .....................    3.9        3.6          7.8         7.2
 Expected return on plan assets ....   (4.0)      (2.3)        (8.1)       (4.6)
 Amortization of net loss ..........    0.7        0.8          1.4         1.7
                                      -----      -----        -----       -----
 Net periodic benefit cost .........  $ 5.0      $ 6.0        $10.0       $12.1
                                      =====      =====        =====       =====
 Postretirement Plans

 Service cost ......................  $ 0.4      $ 0.4        $ 0.9       $ 0.8
 Interest cost .....................    0.9        0.8          1.7         1.5
 Amortization of net loss ..........    0.2         --          0.5         0.1
                                      -----      -----        -----       -----
 Net periodic benefit cost .........  $ 1.5      $ 1.2        $ 3.1       $ 2.4
                                      =====      =====        =====       =====

Note 10 -- Commitments and Contingencies

      In the normal course of meeting the financing needs of its customers, CIT enters into various credit-related commitments, including commitments to provide financing and leasing capital, standby letters of credit and guarantees. Standby letters of credit obligate CIT to pay the beneficiary of the letter of credit in the event that a CIT client to which the letter of credit was issued does not meet its related obligation to the beneficiary. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. To minimize potential credit risk, CIT generally requires collateral and other credit-related terms and conditions from the customer. At the time credit-related commitments are granted, the fair value of the underlying collateral and guarantees typically approximates or exceeds the contractual amount of the commitment. In the event a customer defaults on the underlying transaction, the maximum potential loss will generally be limited to the contractual amount outstanding less the value of all underlying collateral and guarantees.

      Guarantees are issued primarily in conjunction with CIT's factoring product, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. In the event that the customer is unable to pay according to the contractual terms, then the receivables would be purchased. As of June 30, 2004, there were no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

      The   accompanying   table   summarizes   the   contractual   amounts   of
credit-related commitments ($ in millions):


                                                                         December 31,
                                                  June 30, 2004             2003
                                        -------------------------------  ------------
                                           Due to Expire
                                        ------------------
                                         Within     After      Total        Total
                                        One Year  One Year  Outstanding  Outstanding
                                        --------  --------  -----------  -----------
Financing and leasing assets .......   $1,177.6   $5,713.7   $6,891.3     $5,934.3
Letters of credit and acceptances:
  Standby letters of credit ........      424.1      138.3      562.4        508.7
  Other letters of credit ..........      760.0        0.4      760.4        694.0
  Acceptances ......................       18.4         --       18.4          9.3
Guarantees .........................      118.6       12.4      131.0        133.2
Venture capital fund commitments ...        3.4      100.7      104.1        124.2

                         CIT GROUP INC. AND SUBSIDIARIES

      Commitments to purchase commercial aircraft from both Airbus Industrie and The Boeing Company are detailed below ($ in millions):

                                         June 30, 2004       December 31, 2003
                                       ----------------      -----------------
Calendar Year                           Amount    Units       Amount    Units
-------------                           ------    -----       ------    -----
2004 (Remaining) ...................   $  399.0     10       $  634.0     15
2005 ...............................      906.0     18          952.0     20
2006 ...............................      996.0     20        1,088.0     21
2007 ...............................      260.0      5          260.0      5
                                       --------     --       --------     --
Total ..............................   $2,561.0     53       $2,934.0     61
                                       ========     ==       ========     ==

      The order amounts exclude CIT's unexercised options to purchase additional aircraft.

      Outstanding commitments to purchase equipment, other than the aircraft detailed above, totaled $226.4 million at June 30, 2004 and $197.2 million at December 31, 2003. CIT is party to a railcar sale-leaseback transaction under which it is obligated to pay a remaining total of $465.8 million, approximately $28 million per year through 2010 and declining thereafter through 2024, which is more than offset by CIT's re-lease of the assets, contingent on its ability to maintain railcar usage. In conjunction with this sale-leaseback transaction, CIT has guaranteed all obligations of the related consolidated lessee entity.

      CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 14 -- Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT's subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies. In addition, CIT has guaranteed, on behalf of certain non-consolidated subsidiaries, $11.9 million of third party debt, which is not reflected in the consolidated balance sheet at June 30, 2004.

Note 11 -- Legal Proceedings

      On April 10, 2003, a putative class action lawsuit, asserting claims under the Securities Act of 1933, was filed in the United States District Court for the Southern District of New York against CIT, its former Chief Executive Officer and its Chief Financial Officer. The lawsuit contained allegations that the registration statement and prospectus prepared and filed in connection with CIT's 2002 initial public offering ("IPO") were materially false and misleading, principally with respect to the adequacy of CIT's telecommunications-related loan loss reserves at the time. The lawsuit purported to have been brought on behalf of all those who purchased CIT common stock in or traceable to the IPO, and sought, among other relief, unspecified damages or rescission for those alleged class members who still hold CIT stock and unspecified damages for other alleged class members. On June 25, 2003, by order of the United States District Court, the lawsuit was consolidated with five other substantially similar suits, all of which had been filed after April 10, 2003 and one of which named as defendants some of the underwriters in the IPO and certain former directors of CIT. Glickenhaus & Co., a privately held investment firm, has been named lead plaintiff in the consolidated action.

      On September 16, 2003, an amended and consolidated complaint was filed. That complaint contains substantially the same allegations as the original complaints. In addition to the foregoing, two similar suits were brought by certain shareholders on behalf of CIT against CIT and some of its present and former directors under Delaware corporate law.

      CIT believes that the allegations in each of these actions are without merit and that its disclosures were proper, complete and accurate. CIT is vigorously defending itself in these actions.

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

                         CIT GROUP INC. AND SUBSIDIARIES

Note 12 -- Severance and Facility Restructuring Reserves

      The following table summarizes purchase accounting liabilities (pre-tax) related to severance of employees and closing facilities that were recorded in connection with the acquisition of CIT by Tyco, as well as restructuring activities during the current quarter ($ in millions):


                                            Severance            Facilities
                                      --------------------  ---------------------
                                      Number of              Number of                 Total
                                      Employees    Reserve  Facilities    Reserve    Reserves
                                      ---------    -------  ----------    -------    --------
Balance December 31, 2003 ...........     43       $ 2.3        12         $ 7.2      $ 9.5
Additions ...........................     64         4.3        --            --        4.3
Utilization .........................    (52)       (3.2)       (2)         (4.4)      (7.6)
                                         ---       -----       ---         -----      -----
Balance at June 30, 2004 ............     55       $ 3.4        10         $ 2.8      $ 6.2
                                         ===       =====       ===         =====      =====

      The beginning reserves relate largely to the restructuring of the European operations and include amounts payable within the next year to individuals who chose to receive payments on a periodic basis. The facility reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining lease terms, generally within 6 years. The additions to severance reserves in 2004 relate primarily to the combination of the former Structured Finance with Capital Finance and the transfer of the communications and media portfolio to Commercial Finance. These additional reserves are expected to be utilized within a year.

Note 13 -- Goodwill and Intangible Assets

      Goodwill and intangible assets totaled $516.4 million and $487.7 million at June 30, 2004 and December 31, 2003, respectively. The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), under which goodwill is no longer amortized but instead is assessed for impairment at least annually. As part of the adoption, the Company allocated its existing goodwill to each of its reporting units as of October 1, 2001. Under the transition provisions of SFAS 142, there was no goodwill impairment as of October 1, 2001.

      The most recent goodwill impairment analysis was performed during the fourth quarter of 2003, which indicated that the fair value of goodwill was in excess of the carrying value. There were no changes in the carrying values of goodwill during the quarter ended June 30, 2004. The following table summarizes the remaining goodwill balance by segment ($ in millions):

                                           Specialty    Commercial
                                            Finance       Finance        Total
                                            -------       -------        -----
Balance as of June 30, 2004 .............    $12.7        $370.4         $383.1

      Other intangible assets, net, comprised primarily of acquired customer relationships, proprietary computer software and related transaction processes, totaled $133.3 million and $104.6 million, at June 30, 2004 and December 31, 2003, and are included in Goodwill and Intangible Assets in the Consolidated Balance Sheets. The increase in 2004 was primarily related to the acquisition of a technology business with approximately $520 million in assets. Other intangible assets are being amortized over their corresponding respective lives ranging from five to twenty years in relation to the related revenue streams, where applicable. Amortization expense totaled $2.3 million and $4.5 million for the quarter and six months ended June 30, 2004 versus $1.1 million and $2.2 million for the respective prior year periods. Accumulated amortization totalled $14.9 million and $10.4 million at June 30, 2004 and December 31, 2003. The projected amortization for the years ended December 31, 2004 through December 31, 2008 are: $11.1 million for 2004; $13.2 million for 2005; $12.1 million for 2006; and $8.8 million for 2007 and 2008.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 14 -- Summarized Financial Information of Subsidiaries

      The following presents condensed consolidating financial information for CIT Holdings LLC and Capita Corporation (formerly AT&T Capital Corporation). CIT has guaranteed on a full and unconditional basis the existing debt securities that were registered under the Securities Act of 1933 and certain other indebtedness of these subsidiaries. CIT has not presented related financial statements or other information for these subsidiaries on a stand-alone basis. ($ in millions)


                                                                    CIT
                CONSOLIDATING               CIT       Capita     Holdings      Other
               BALANCE SHEETS           Group Inc.  Corporation     LLC    Subsidiaries  Eliminations      Total
               --------------           ----------  -----------     ---    ------------  ------------      -----
June 30, 2004
ASSETS
Net finance receivables ............   $  1,158.1    $3,364.3    $1,428.4    $25,256.8     $      --    $31,207.6
Operating lease equipment, net .....           --       498.5       133.5      7,206.8            --      7,838.8
Finance receivables held for sale ..           --        78.6        66.8      1,449.8            --      1,595.2
Cash and cash equivalents ..........      1,031.7       546.3       325.4       (125.7)           --      1,777.7
Other assets .......................      7,652.2       (47.5)      160.9      2,189.4      (5,691.8)     4,263.2
                                       ----------    --------    --------    ---------     ---------    ---------
   Total Assets ....................   $  9,842.0    $4,440.2    $2,115.0    $35,977.1     $(5,691.8)   $46,682.5
                                       ==========    ========    ========    =========     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ...............................   $ 32,131.8    $  437.4    $1,414.5    $   703.2     $      --    $34,686.9
Credit balances of
   factoring clients ...............           --          --          --      3,292.1            --      3,292.1
Accrued liabilities and payables ...    (27,981.6)    3,464.3      (537.0)    28,027.9            --      2,973.6
                                       ----------    --------    --------    ---------     ---------    ---------
   Total Liabilities ...............      4,150.2     3,901.7       877.5     32,023.2            --     40,952.6
Minority interest ..................           --          --          --         38.1            --         38.1
Total Stockholders' Equity .........      5,691.8       538.5     1,237.5      3,915.8      (5,691.8)     5,691.8
                                       ----------    --------    --------    ---------     ---------    ---------
   Total Liabilities and
   Stockholders' Equity ............   $  9,842.0    $4,440.2    $2,115.0    $35,977.1     $(5,691.8)   $46,682.5
                                       ==========    ========    ========    =========     =========    =========
December 31, 2003

ASSETS
Net finance receivables ............   $  1,581.3    $3,755.4    $1,208.8    $24,111.0    $      --    $30,656.5
Operating lease equipment, net .....           --       580.3       146.4      6,888.8           --      7,615.5
Finance receivables held for sale ..           --        80.0       163.8        674.5           --        918.3
Cash and cash equivalents ..........      1,479.9       410.6       227.5       (144.3)          --      1,973.7
Other assets .......................      8,308.2       198.1       174.1      1,892.6     (5,394.2)     5,178.8
                                       ----------    --------    --------    ---------    ---------    ---------
   Total Assets ....................   $ 11,369.4    $5,024.4    $1,920.6    $33,422.6    $(5,394.2)   $46,342.8
                                       ==========    ========    ========    =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ...............................   $ 30,656.7    $1,003.5    $1,407.7    $   600.7    $      --    $33,668.6
Credit balances of
   factoring clients ...............           --          --          --      3,894.6           --      3,894.6
Accrued liabilities and payables ...    (24,681.5)    3,412.0      (701.2)    25,317.1           --      3,346.4
                                       ----------    --------    --------    ---------    ---------    ---------
   Total Liabilities ...............      5,975.2     4,415.5       706.5     29,812.4           --     40,909.6
Minority interest ..................           --          --          --         39.0           --         39.0

Total Stockholders' Equity .........      5,394.2       608.9     1,214.1      3,571.2     (5,394.2)     5,394.2
                                       ----------    --------    --------    ---------    ---------    ---------
   Total Liabilities and
   Stockholders' Equity ............   $ 11,369.4    $5,024.4    $1,920.6    $33,422.6    $(5,394.2)   $46,342.8
                                       ==========    ========    ========    =========    =========    =========

                         CIT GROUP INC. AND SUBSIDIARIES


                                                                    CIT
                CONSOLIDATING               CIT        Capita     Holdings     Other
            STATEMENTS OF INCOME        Group Inc.   Corporation    LLC     Subsidiaries  Eliminations     Total
            --------------------        ----------   -----------    ---     ------------  ------------     -----
Six Months Ended June 30, 2004
Finance income ....................       $ 15.5        $359.6     $ 93.7     $1,349.3       $    --     $1,818.1
Interest expense ..................        (43.5)        105.6        7.5        528.4            --        598.0
                                          ------        ------     ------     --------       -------     --------
Net finance income ................         59.0         254.0       86.2        820.9            --      1,220.1
Depreciation on operating
   lease equipment ................           --         161.4       21.4        288.0            --        470.8
                                          ------        ------     ------     --------       -------     --------
Net finance margin ................         59.0          92.6       64.8        532.9            --        749.3
Provision for credit losses .......          7.7          25.5        5.2        112.9            --        151.3
                                          ------        ------     ------     --------       -------     --------
Net finance margin, after provision
   for credit losses ..............         51.3          67.1       59.6        420.0            --        598.0
Equity in net income of
   subsidiaries ...................        341.2            --         --           --        (341.2)          --
Other revenue .....................         (2.2)         77.0       50.6        338.5            --        463.9
Gains on venture capital
   investments ....................           --            --         --          3.7            --          3.7
                                          ------        ------     ------     --------       -------     --------
Operating margin ..................        390.3         144.1      110.2        762.2        (341.2)     1,065.6
Operating expenses ................         56.7          71.7       50.9        328.3            --        507.6
Gain on redemption of debt ........         41.8            --         --           --            --         41.8
                                          ------        ------     ------     --------       -------     --------
Income (loss) before provision
   for income taxes ...............        375.4          72.4       59.3        433.9        (341.2)       599.8
Provision for income taxes ........          9.5          28.2       23.1        173.1            --        233.9
                                          ------        ------     ------     --------       -------     --------
Net income ........................       $365.9        $ 44.2     $ 36.2     $  260.8       $(341.2)    $  365.9
                                          ======        ======     ======     ========       =======     ========
Six Months Ended June 30, 2003
Finance income ....................       $ 53.9        $399.9     $ 95.4     $1,333.2       $    --     $1,882.4
Interest expense ..................         (1.9)        166.6       (7.3)       535.1            --        692.5
                                          ------        ------     ------     --------       -------     --------
Net finance income ................         55.8         233.3      102.7        798.1            --      1,189.9
Depreciation on operating
   lease  equipment ...............           --         194.6       38.8        318.3            --        551.7
                                          ------        ------     ------     --------       -------     --------
Net finance margin ................         55.8          38.7       63.9        479.8            --        638.2
Provision for credit losses .......         19.6          25.7        9.6        148.7            --        203.6
                                          ------        ------     ------     --------       -------     --------
Net finance margin, after provision
   for credit losses ..............         36.2          13.0       54.3        331.1            --        434.6
Equity in net income
   of subsidiaries ................        243.8            --         --           --        (243.8)          --
Other revenue .....................          4.0          55.2       50.4        360.0            --        469.6
Losses on venture capital
   investments ....................           --            --         --        (16.5)           --        (16.5)
                                          ------        ------     ------     --------       -------     --------
Operating margin ..................        284.0          68.2      104.7        674.6        (243.8)       887.7
Operating expenses ................         24.7          68.2       59.2        294.2            --        446.3
                                          ------        ------     ------     --------       -------     --------
Income (loss) before provision for
   income taxes ...................        259.3            --       45.5        380.4        (243.8)       441.4
Provision for income taxes ........         (4.6)           --       17.7        159.0            --        172.1
Dividends on preferred capital
   securities, after tax ..........           --            --         --         (5.4)           --         (5.4)
                                          ------        ------     ------     --------       -------     --------
Net income ........................       $263.9        $   --     $ 27.8     $  216.0       $(243.8)    $  263.9
                                          ======        ======     ======     ========       =======     ========

                         CIT GROUP INC. AND SUBSIDIARIES


                                                                    CIT
           CONSOLIDATING STATEMENT          CIT        Capita     Holdings     Other
                OF CASH FLOWS           Group Inc.   Corporation    LLC     Subsidiaries  Eliminations    Total
           -----------------------      ----------   -----------    ---     ------------  ------------    -----
Six Months Ended June 30, 2004
Cash Flows From
   Operating Activities:
Net cash flows provided
   by operations .....................   $   128.8     $ 514.0    $ 166.4     $  163.5     $      --    $   972.7
                                         ---------     -------    -------     --------     ---------    ---------
Cash Flows From
   Investing Activities:
Net (increase) decrease in financing
   and leasing assets ................       457.5       322.3     (122.7)    (2,932.1)           --     (2,275.0)
Decrease in inter-company loans
   and investments ...................    (2,453.7)         --         --           --       2,453.7           --
Other ................................          --          --         --         51.1            --         51.1
                                         ---------     -------    -------     --------     ---------    ---------
Net cash flows (used for)
   investing activities ..............    (1,996.2)      322.3     (122.7)    (2,881.0)      2,453.7     (2,223.9)
                                         ---------     -------    -------     --------     ---------    ---------
Cash Flows From
   Financing Activities:
Net increase (decrease) in debt ......     1,475.1      (566.1)       6.8        231.2            --      1,147.0
Inter-company financing ..............          --      (134.5)      47.4      2,540.8      (2,453.7)          --
Cash dividends paid ..................       (55.9)         --         --           --            --        (55.9)
Other ................................          --          --         --        (35.9)           --        (35.9)
                                         ---------     -------    -------     --------     ---------    ---------
Net cash flows provided by
   (used for) financing activities ...     1,419.2      (700.6)      54.2      2,736.1      (2,453.7)     1,055.2
                                         ---------     -------    -------     --------     ---------    ---------
Net increase (decrease) in cash and
   cash equivalents ..................      (448.2)      135.7       97.9         18.6            --       (196.0)
Cash and cash equivalents,
   beginning of period ...............     1,479.9       410.6      227.5       (144.3)           --      1,973.7
                                         ---------     -------    -------     --------     ---------    ---------
Cash and cash equivalents,
   end of period .....................   $ 1,031.7     $ 546.3    $ 325.4     $ (125.7)    $      --    $ 1,777.7
                                         =========     =======    =======     ========     =========    =========

                         CIT GROUP INC. AND SUBSIDIARIES


                                                                   CIT
           CONSOLIDATING STATEMENT          CIT       Capita     Holdings      Other
                OF CASH FLOWS           Group Inc.  Corporation     LLC    Subsidiaries   Eliminations   Total
           -----------------------      ----------  -----------  --------  ------------   ------------   -----
Six Months Ended June 30, 2003
Cash Flows From
   Operating Activities:
Net cash flows provided
   by (used for) operations ...........  $  (983.4)  $  623.1    $(125.7)    $1,389.0       $    --    $   903.0
                                         ---------   --------    -------     --------       -------    ---------
Cash Flows From
   Investing Activities:
Net decrease in financing and
   leasing assets .....................     (914.8)    (164.4)    (203.0)      (814.0)           --     (2,096.2)
Increase in inter-company loans
   and investments ....................      521.6         --         --           --        (521.6)          --
Other .................................         --         --         --        (47.8)           --        (47.8)
                                         ---------   --------    -------     --------       -------    ---------
Net cash flows (used for)
   investing activities ...............     (393.2)    (164.4)    (203.0)      (861.8)       (521.6)    (2,144.0)
                                         ---------   --------    -------     --------       -------    ---------
Cash Flows From
   Financing Activities:
Net increase (decrease) in debt .......      891.5        7.3     (309.3)        89.0            --        678.5
Inter-company financing ...............         --     (362.7)     403.2       (562.1)        521.6           --
Cash dividends paid ...................      (50.8)        --         --           --            --        (50.8)
                                         ---------   --------    -------     --------       -------    ---------
Net cash flows provided by
   (used for) financing activities ....      840.7     (355.4)      93.9       (473.1)        521.6        627.7
                                         ---------   --------    -------     --------       -------    ---------
Net increase (decrease) in cash and
   cash equivalents ...................     (535.9)     103.3     (234.8)        54.1            --       (613.3)
Cash and cash equivalents,
   beginning of period ................    1,310.9      231.1      293.7        200.9            --      2,036.6
                                         ---------   --------    -------     --------       -------    ---------
Cash and cash equivalents,
   end of period ......................  $   775.0   $  334.4    $  58.9     $  255.0       $    --    $ 1,423.3
                                         =========   ========    =======     ========       =======    =========

Note 15 -- Subsequent Events

      On and effective July 21, 2004, the CIT Board of Directors elected Jeffrey
M. Peek as the Company's President and Chief Executive Officer. Mr. Peek, who had previously served as CIT's President and Chief Operating Officer, replaced Albert R. Gamper Jr., who had served as Chairman and Chief Executive Officer since 1987. Mr. Gamper will remain as Chairman until his retirement on December 31, 2004.

      On July 28, 2004, CIT announced that it has agreed to acquire the vendor finance leasing business in Western Europe of CitiCapital, a business unit of Citigroup (NYSE: C). The transaction is subject to customary regulatory approvals and is expected to close in the fourth quarter of this year. The business to be acquired, based in Watford, England, will be integrated into CIT's Specialty Finance Group. The approximately $950 million of acquired assets are principally comprised of leases and loans secured by technology, healthcare, and construction and industrial equipment. A significant majority of the portfolio is located in the U.K. and France, with the remainder in Germany, Spain and Italy.

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

      We believe that the keys to enhancing profitability in our business are as follows:

Net Interest Margin -- Our ability to lend money at rates in excess of our cost of borrowing. We measure this with the following ratios:

      o     Finance income as a percentage of AEA; and

      o     Net finance income as a percentage of AEA.

Funding and Market Rate Risk Management -- Our ability to access funding sources at competitive rates, which depends on maintaining high quality assets, strong capital ratios and high credit ratings. This profitability key is also a function of interest rate and currency rate risk management, where the goal is to substantially insulate our interest margins and profits from movements in market interest rates and foreign currency exchange rates. We gauge our funding and interest rate risk management activities with various measurements, including the following:

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

Glossary of Key Terms

Term                             Description
-----                            ----------
Average Earning
  Assets (AEA) ...............  "AEA" is the average during the reporting period of finance receivables, operating lease equipment, finance receivables held for sale and certain investments, less credit balances of factoring clients. The average is used for certain key profitability ratios, including return on AEA and margins as a percentage of AEA.

Average Finance
  Receivables (AFR) ..........  "AFR" is the average during the reporting period of finance receivables and includes loans and finance leases. It excludes operating lease equipment. The average is used to measure the rate of charge-offs for the period.

Average Managed Assets
  (AMA) ......................  "AMA" is the  average  earning  assets  plus the average of finance receivables previously securitized and still managed by us. The average is used to measure the rate of charge-offs on a managed basis for the period to monitor overall credit performance, and to monitor expense control.

Derivative Contracts .........  Derivatives  are entered into to reduce interest rate or foreign currency risks and more recently to hedge credit risk. Derivative contracts used by CIT include interest rate swaps, cross currency swaps, foreign exchange forward contracts and credit default swaps.

Term                            Description
-----                           ----------
Efficiency Ratio .............  The  efficiency  ratio  measures  the  level  of expenses in relation to revenue earned, and is calculated as the percentage of salaries and general operating expenses to operating margin, excluding the provision for credit losses.

Finance Income ...............  Finance income  includes both interest income on
                                finance   receivables   and  rental   income  on
                                operating leases.

Financing and Leasing Assets .  Financing  and  leasing  assets  include  loans, capital and finance leases, leveraged leases, operating leases, assets held for sale and certain investments.

Leases -- capital and
  finance ....................  Lease    designation     describing    financing
                                structures whereby substantially all of the economic benefits and risks of ownership are passed to the lessee.

Leases -- leveraged ..........  Similar to capital  leases except a third party, long-term creditor is involved and provides debt financing. CIT is party to these lease types as creditor or as lessor, depending on the transaction.

Leases -- tax-optimized
  leveraged ..................  Leveraged  leases  where we are the  lessor  and have increased risk in comparison to other leveraged lease structures, as the creditor in these structures has a priority recourse to the leased equipment.

Leases -- operating ..........  Lease designation where CIT maintains  ownership of the asset, collects rent payments, recognizes depreciation on the asset, and assumes the risks of ownership, including obsolescence.

Managed Assets ...............  Managed   assets   are   comprised   of  finance
                                receivables, operating lease equipment, finance receivables held for sale, certain investments and receivables securitized and still managed by us. The change in managed assets during a reporting period is one of our measurements of asset growth.

Non-GAAP Financial Measures ..  Non-GAAP financial measures are balances that do not readily agree to balances disclosed in financial statements presented in accordance with accounting principles generally accepted in the U.S. These measures are disclosed to provide additional information and insight relative to historical operating results and financial position of the business.

Non-performing Assets ........  Non-performing  assets  include  loans placed on non-accrual status, due to doubt of collectibility of principal and interest, and repossessed assets.

Non-spread Revenue ...........  Non-spread  revenues include  syndication  fees, gains from dispositions of equipment, factoring commissions, loan servicing and other fees and are reported in Other Revenue.

Quality Spreads ..............  The  difference  between  interest  cost  on our borrowings and the interest costs on comparable term U.S. Treasury securities measured in percentage terms. These incremental costs typically reflect our debt credit ratings.

Retained Interest ............  The portion of the  interest in assets sold in a securitization transaction that is retained by CIT.

Term                            Description
-----                           ----------
Residual Values ..............  Residual values represent the estimated value of equipment at the end of the lease term. For operating leases, it is the value to which the asset is depreciated at the end of its useful economic life (i.e. "salvage" or "scrap value").

Risk Adjusted Margin .........  Net finance  margin after  provision  for credit losses.

Special Purpose
  Entity (SPE) ...............  Distinct legal  entities  created for a specific purpose in order to isolate the risks and rewards of owning its assets and incurring its liabilities. SPEs are typically used in securitization transactions, joint venture relationships and certain structured leasing transactions.

Tangible Equity ..............  Tangible  stockholders' equity excludes goodwill and other intangible assets, and certain other comprehensive income items and includes preferred capital securities. Tangible equity is utilized in leverage ratios and return ratios.

Yield-related Fees ...........  In certain transactions, in addition to interest income, yield-related fees are collected for the assumption of underwriting risk. Yield-related fees are reported in Finance Income and are recognized over the life of the lending transaction.

Profitability and Key Business Trends

      Net income for the six months ended June 30, 2004 included a $25.5 million after-tax gain recognized in the first quarter on the early redemption of debt. Our improved profitability reflected higher asset levels, lower charge-offs and lower borrowing costs, which were partially offset by higher operating expenses.

      Our profitability measurements for the respective periods are presented in the table below:

                                                      Quarters Ended June 30,
                                                      -----------------------
                                                      2004             2003
                                                      -----            -----
Net income per diluted share ......................   $0.82            $0.65
Net income as a percentage of AEA .................    1.86%            1.53%
Return on average tangible equity .................    13.7%            11.6%

                                                     Six Months Ended June 30,
                                                     ------------------------
                                                      2004             2003
                                                      -----            -----
Net income per diluted share(1) ...................   $1.70            $1.24
Net income as a percentage of AEA(1) ..............    1.95%            1.50%
Return on average tangible equity(1) ..............    14.4%            11.3%

--------------------------------------------------------------------------------
(1) For the six months ended June 30, 2004, net income per diluted share, net income as a percentage of AEA and return on average tangible equity excluding gain on redemption of debt were $1.58, 1.82% and 13.4%, respectively.

      Total financing and leasing portfolio assets grew to $41.5 billion at June 30, 2004 from $40.1 billion and $37.5 billion at December 31, 2003 and June 30, 2003. Managed assets were $49.9 billion at June 30, 2004, versus $49.7 billion and $47.9 billion at December 31, 2003 and June 30, 2003. New business volumes increased 8% and 12% from 2003 for the quarter and the six months, with strength across all business lines. We also acquired a technology finance business with $520 million in assets during the quarter.

      Offsetting the impact on asset levels of the strong volume and acquisition were unusually high prepayment activities due to strong liquidity in the credit markets, capital allocation initiatives and seasonal declines in factoring asset levels. Prepayments included a $350 million factoring account and a $50 million international financing. Capital allocation initiatives reduced asset levels by approximately $400 million, including the following:

      o The syndication of a $150 million project finance exposure in Capital Finance executed primarily for risk management purposes;

      o The sale of a test equipment rental business with $100 million in assets;

      o     The sale of $70 million of direct venture capital investments;

      o Continued runoff in liquidating portfolios of $60 million. In addition, following management's decision to accelerate the liquidation of these assets, approximately $110 million in recreational vehicle and marine portfolios were transferred to assets held for sale at June 30, 2004; and

      o     The sale of $20 million in residual Argentine assets.

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

Net Finance Margin

      An analysis of net finance margin is set forth below ($ in millions):


                                                  Quarters Ended June 30,     Six Months Ended June 30,
                                                 -------------------------    -------------------------
                                                    2004           2003          2004          2003
                                                    ----           ----          ----          ----
Finance income ................................  $   915.2      $   943.2      $ 1,818.1     $ 1,882.4
Interest expense ..............................      300.0          337.8          598.0         692.5
                                                 ---------      ---------      ---------     ---------
  Net finance income ..........................      615.2          605.4        1,220.1       1,189.9
Depreciation on operating lease equipment .....      236.3          272.9          470.8         551.7
                                                 ---------      ---------      ---------     ---------
  Net finance margin ..........................  $   378.9      $   332.5      $   749.3     $   638.2
                                                 =========      =========      =========     =========
Average Earnings Asset ("AEA") ................  $37,992.8      $35,700.0      $37,499.1     $35,194.8
                                                 =========      =========      =========     =========

As a % of AEA:
Finance income ................................       9.64%         10.57%          9.70%        10.70%
Interest expense ..............................       3.16%          3.78%          3.19%         3.93%
                                                      ----           ----           ----          ----
  Net finance income ..........................       6.48%          6.79%          6.51%         6.77%
Depreciation on operating lease equipment .....       2.49%          3.06%          2.51%         3.14%
                                                      ----           ----           ----          ----
  Net finance margin ..........................       3.99%          3.73%          4.00%         3.63%
                                                      ====           ====           ====          ====


      For the quarter ended June 30, 2004, net finance margin improved by $46.4 million or 26 basis points (as a percentage of AEA) from 2003, while the improvement for the six months ended June 30, 2004 totaled $111.1 million or 37 basis points over the prior year period due primarily to reduced borrowing costs. Year over year growth in financing and leasing assets was offset by lower finance income, as the portfolio continued to reprice in the relatively low rate environment. Lower operating lease rentals reduced finance income by $41.2 million or 43 basis points from the second quarter of 2003 and reduced six month finance income by $74.9 million or 40 basis points from the prior year period. See "Operating Leases" for additional information regarding operating lease margin.

      The trend in net finance margin as a percentage of AEA, excluding the impact of operating lease rentals, reflects a greater decline in interest expense than in finance income yield, primarily due to the narrowing (improvement) of our credit spreads and the refinancing of higher-cost debt. The increase in AEA reflects growth in the latter part of 2003 and in 2004.

      Additional information regarding our borrowing costs is shown in the following table ($ in millions):


                                                              Before Swaps                    After Swaps
                                                         ----------------------         -----------------------
Quarter Ended June 30, 2004
Commercial paper, variable-rate senior
   notes and bank credit facilities ...................  $14,875.7        1.55%         $18,250.0         2.33%
Fixed-rate senior and subordinated notes ..............   19,312.4        5.71%          15,938.1         5.19%
                                                         ---------                      ---------
Composite .............................................  $34,188.1        3.90%         $34,188.1         3.67%
                                                         =========                      =========
Quarter Ended June 30, 2003
Commercial paper, variable-rate senior
   notes and bank credit facilities ...................  $12,030.2        1.90%         $15,646.8         2.72%
Fixed-rate senior and subordinated notes ..............   20,284.9        6.13%          16,668.3         5.93%
                                                         ---------                      ---------
Composite .............................................  $32,315.1        4.56%         $32,315.1         4.37%
                                                         =========                      =========
Six Months Ended June 30, 2004
Commercial paper, variable-rate senior
   notes and bank credit facilities ...................  $14,289.9        1.56%         $18,036.9         2.30%
Fixed-rate senior and subordinated notes ..............   19,130.3        5.70%          15,383.3         5.26%
                                                         ---------                      ---------
Composite .............................................  $33,420.2        3.93%         $33,420.2         3.66%
                                                         =========                      =========
Six Months Ended June 30, 2003
Commercial paper, variable-rate senior
   notes and bank credit facilities ...................  $12,367.3        1.92%         $15,159.1         2.75%
Fixed-rate senior and subordinated notes ..............   19,990.3        6.23%          17,198.5         6.02%
                                                         ---------                      ---------
Composite .............................................  $32,357.6        4.58%         $32,357.6         4.49%
                                                         =========                      =========

Operating Leases

      The table below summarizes operating lease margin, both in amount and as a percentage of average operating lease equipment ($ in millions):


                                             Quarters Ended June 30,        Six Months Ended June 30,
                                           ------------------------         -------------------------
                                              2004            2003            2004           2003
                                            --------       --------         --------        --------
Rental income ...........................  $   338.1       $  379.3         $  684.5        $  759.4
Depreciation expense ....................      236.3          272.9            470.8           551.7
                                            --------       --------         --------        --------
        Operating lease margin ..........   $  101.8       $  106.4         $  213.7        $  207.7
                                            ========       ========         ========        ========
Average operating lease equipment .......   $7,628.5       $7,304.2         $7,613.6        $7,033.7
                                            ========       ========         ========        ========
As a % of Average Operating
  Lease Equipment:
Rental income ...........................      17.73%         20.77%           17.98%          21.60%
Depreciation expense ....................      12.39%         14.95%           12.37%          15.69%
                                                ----           ----             ----            ----
  Operating lease margin ................       5.34%          5.82%            5.61%           5.91%
                                                ====           ====             ====            ====

      Depreciation expense for the quarter ended June 30, 2004 included an additional $14.8 million impairment charge to reduce certain older, out of production aircraft to estimated fair value. The additional depreciation expense primarily relates to aircraft with a single lessee with upcoming lease terminations and for which market rental rates have declined. Therefore, the projected cash flows no longer supported the corresponding carrying value, resulting in the additional depreciation charge.

      The decline in operating lease margin and its components from 2003 also reflects lower rentals on the Capital Finance aerospace portfolio due to the commercial airline industry downturn and the change in equipment mix to a greater proportion of aircraft and rail assets with an average depreciable life of 25 and 40 years, respectively, compared to smaller-ticket assets with lives generally of 3 years in the Specialty Finance and Equipment Finance portfolios. Aerospace rentals trended downward following the terrorist attacks on September 11, 2001, but have recently shown some stability.

      The following table summarizes the total operating lease portfolio by segment ($ in millions):

                                                             June 30,
                                                   --------------------------
                                                     2004              2003
                                                     -----             -----
Capital Finance -- Aerospace ....................  $4,161.7         $3,801.1
Capital Finance -- Rail and Other ...............   2,212.5          2,083.7
Specialty Finance ...............................   1,084.0          1,171.2
Equipment Finance ...............................     380.6            504.0
                                                   --------         --------
  Total .........................................  $7,838.8         $7,560.0
                                                   ========         ========

      o The increase in the Capital Finance aerospace portfolio reflects deliveries of new commercial aircraft.

      o The decline in the Specialty Finance and Equipment Finance operating lease portfolios are a result of the continued trend toward financing equipment through finance leases and loans, rather than operating leases, in these segments.

      Maximizing equipment utilization levels is a prime component of operating lease portfolio profitability. Equipment not subject to lease agreements totaled $176.3 million and $265.9 million, at June 30, 2004 and December 31, 2003, respectively. The reduction was due to fewer commercial aerospace and rail assets off lease as well as the sale of a test equipment rental business in the second quarter of 2004. Weakness in the commercial airline industry could adversely impact prospective rental and utilization rates.

Net Finance Margin after Provision for Credit Losses (Risk-adjusted Margin)

      The following table summarizes risk-adjusted margin, both in amount and as a percentage of AEA ($ in millions):


                                   Quarters Ended June 30,    Six Months Ended June 30,
                                   -----------------------   --------------------------

                                    2004           2003          2004          2003
                                   ------         ------         ------        ------
Net finance margin ..............  $378.9         $332.5         $749.3        $638.2
Provision for credit losses .....    65.7          100.6          151.3         203.6
                                   ------         ------         ------        ------
  Risk-adjusted margin ..........  $313.2         $231.9         $598.0        $434.6
                                   ======         ======         ======        ======
As a Percentage of AEA:
Net finance margin ..............    3.99%          3.73%          4.00%         3.63%
Provision for credit losses .....    0.69%          1.13%          0.81%         1.16%
                                     ----           ----           ----          ----
  Risk-adjusted margin ..........    3.30%          2.60%          3.19%         2.47%
                                     ====           ====           ====          ====

      The improvement for both periods of 2004 compared to 2003 primarily reflects the previously discussed improvement in net finance margin, as well as incremental benefit from a lower provision for charge-offs, which is discussed further in "Credit Metrics".

      In conjunction with the June 2001 acquisition of CIT by Tyco, fair value adjustments to mark the liquidating portfolios (discounts), other finance receivables and debt to market were recorded under new basis accounting. These adjustments are being accreted into income as the portfolios and debt liquidate. For the quarter and six months ended June 30, 2003, risk adjusted margin, including charge-offs relating to the liquidating portfolios, was positively impacted by 15 and 19 basis points for the accretion of these items. For the 2004 periods, the combined impact of these fair value adjustments was negligible. See "Financing and Leasing Assets" for additional information regarding the liquidating portfolios.

Other Revenue

      The components of other revenue are set forth in the following table ($ in millions):


                                               Quarters Ended June 30,    Six Months Ended June 30,
                                               -----------------------    -------------------------
                                                2004           2003          2004          2003
                                               ------         ------         ------        ------
Fees and other income .......................  $141.0         $134.6         $267.7        $279.3
Factoring commissions .......................    53.5           44.8          108.5          91.7
Gains on sales of leasing equipment .........    27.1           16.5           54.4          34.1
Gains on securitizations ....................    11.9           33.8           33.3          64.5
                                               ------         ------         ------        ------
  Total other revenue .......................  $233.5         $229.7         $463.9        $469.6
                                               ======         ======         ======        ======
Other revenue as a percentage of AEA ........    2.46%          2.57%          2.47%          2.67%
                                               ======         ======         ======        ======

      The   following   table   presents   information    regarding   gains   on
securitizations ($ in millions):


                                                     Quarters Ended June 30,    Six Months Ended June 30,
                                                     -----------------------    -------------------------
                                                      2004          2003           2004         2003
                                                      ----          ----           ----         ----
Total volume securitized ..........................  $847.2       $1,652.5       $2,083.6      $2,889.9
Gains .............................................  $ 11.9        $  33.8        $  33.3       $  64.5
Gains as a percentage of volume securitized .......    1.40%          2.05%          1.60%         2.23%
Gains as a percentage of pre-tax income ...........    4.11%          14.8%          5.55%         14.6%

      We continue to emphasize growth and diversification of other revenues to improve our overall profitability.

      o Fees and other income include servicing fees, syndication fees, gains from asset sales and miscellaneous fees. Fees and other income for the quarter included increased fees related to syndication activity in Capital Finance principally for risk management purposes. This was offset in part by a pretax charge of $11.9 million to reduce $120 million of recreational vehicle and marine assets in Specialty Finance to estimated fair market value following the decision this quarter to pursue a more rapid liquidation of these portfolios. The sale of a $100 million test equipment business resulted in a $13.1 million pre-tax gain. Reduced fees and other income also reflect lower servicing fee revenue related to securitizations consistent with the lower level of securitization activity.

      o Higher factoring commissions benefited from two large acquisitions completed during the second half of 2003.

      o Second quarter securitization volume was down considerably from 2003, due primarily to a decline in commercial (vendor finance) securitization volume in Specialty Finance. Additionally, we continue to fund home equity loan growth entirely on-balance sheet. 2003 volume included $0.5 billion of home equity loans for the six months.

      o Gains on sales of leasing equipment increased from 2003 due to higher commercial aircraft equipment gains in the first quarter as well as stronger end of lease equipment sales in Equipment Finance and the International unit of Specialty Finance.

Venture Capital Investments

      On January 15, 2004, we announced the signing of a purchase and sale agreement for the disposition of the direct investment portfolio at an amount approximating the carrying value at December 31, 2003. During the second quarter, we closed the sale of approximately $70 million of this portfolio under the existing sales contract. We are working toward satisfying the outstanding closing conditions for the remaining $35 million.

      Our remaining portfolio of direct and private fund venture capital equity investments is summarized in the following table ($ in millions):

                                             June 30,   December 31,  June 30,
                                               2004        2003        2003
                                             --------   ------------  --------
Total investment balance .............        $190.9      $249.9      $325.4
Direct investments ...................        $ 35.8      $101.1      $169.1
Number of companies ..................            13          47          49
Private equity funds .................        $155.1      $148.8      $156.3
Number of funds ......................            52          52          52
Remaining commitments ................        $104.1      $124.2      $144.3

      The remaining commitments at June 30, 2004 relate to the private equity funds.

Provision for Credit Losses

      Our provision for credit losses and reserve for credit losses is presented in the following table ($ in millions):


                                                             Quarters Ended June 30,   Six Months Ended June 30,
                                                             -----------------------   -------------------------
                                                               2004         2003           2004         2003
                                                             --------     ---------     ----------    ---------
Balance beginning of period ...............................   $636.7        $757.0        $643.7        $760.8
                                                              ------        ------        ------        ------
Provision for credit losses - Finance receivables .........     78.2         100.6         163.8         203.6
                            - Argentine reserve ...........    (12.5)           --         (12.5)           --
                                                              ------        ------        ------        ------
Total provision for credit losses .........................     65.7         100.6         151.3         203.6
Reserves relating to acquisitions, other ..................      2.2           5.7           8.9          13.2
                                                              ------        ------        ------        ------
  Additions to reserve for credit losses, net .............     67.9         106.3         160.2         216.8
                                                              ------        ------        ------        ------
Net credit losses:
  Specialty Finance .......................................     33.4          39.9          72.1          83.9
  Commercial Finance ......................................     28.2          29.9          54.6          55.0
  Equipment Finance .......................................     15.5          38.6          41.8          76.7
  Capital Finance .........................................      6.5            --          14.4           7.1
                                                              ------        ------        ------        ------
  Total net credit losses .................................     83.6         108.4         182.9         222.7
                                                              ------        ------        ------        ------
Balance end of period .....................................   $621.0        $754.9        $621.0        $754.9
                                                              ======        ======        ======        ======
Reserve for credit losses as a percentage of
  finance receivables .....................................                                 1.95%         2.66%
                                                                                           =====          ====
Reserve for credit losses as a percentage of past due
  receivables (60 days or more)(1) ........................                                108.9%         81.5%
                                                                                           =====          ====
Reserve for credit losses as a percentage of
  non-performing assets(2) ................................                                110.5%         80.2%
                                                                                           =====          ====

--------------------------------------------------------------------------------
(1) The reserve for credit losses as a percentage of past due receivables (60 days or more), excluding telecommunication and Argentine reserves and corresponding delinquencies, was 96.3% at June 30, 2004 and 55.6% at June 30, 2003.

(2) The reserve for credit losses as a percentage of non-performing assets, excluding telecommunication and Argentine reserves and corresponding non-performing assets, was 105.9% at June 30, 2004 and 58.1% at June 30, 2003.

      The decreased provision for 2004 in relation to 2003 reflects lower charge-offs and improving credit metrics. During the quarter, we sold our remaining assets in Argentina and transferred the remaining specific Argentine reserve to other portfolio reserves. See "Credit Metrics" for further discussion on net charge-offs and other related statistics.

      Reserve for Credit Losses

      The following table presents the components of the reserve for credit losses, both in amount and as a percentage of corresponding finance receivables ($ in millions):


                                   June 30, 2004      December 31, 2003      June 30, 2003
                                 -----------------    -----------------    -----------------
                                 Amount       %       Amount       %       Amount        %
                                 ------       -       ------       -       ------        -
Finance receivables ..........   $544.1    1.73%       $524.6   1.71%       $491.8     1.78%
Telecommunications(1) ........     76.9   18.20%        106.6  19.16%        128.1    19.77%
Argentina(2) .................       --      --          12.5  55.07%        135.0    80.36%
                                 ------                ------               ------
Total ........................   $621.0    1.95%       $643.7   2.06%       $754.9     2.66%
                                 ======                ======               ======

--------------------------------------------------------------------------------
(1)   Percentage of finance receivables in telecommunications portfolio.
(2)   Percentage of finance receivables in Argentina.

      The decline in the reserve for credit losses at June 30, 2004 from the 2003 periods, in both amount and percentage, was due to telecommunication charge-offs taken against the previously established specific reserve and the improving credit metrics. The decline in the specific Argentine reserve resulted largely from the fourth quarter 2003 charge-off of $101.0 million, and the sale of that business during the second quarter of 2004.

Reserve for Credit Losses -- Finance Receivables

      The reserve for credit losses is determined based on three key components:
(1) specific reserves for collateral dependent loans which are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit trends and (3) reserves for general economic environment and other factors.

      The reserve includes specific reserves relating to impaired loans (excluding telecommunication and Argentine) of $35.9 million at June 30, 2004, compared to $66.4 million at December 31, 2003 and $51.7 million at June 30, 2003. The portion of the reserve related to the inherent estimated loss and estimation risk reflect our evaluation of trends in our key credit metrics as well as our assessment of risk in certain industry sectors, including commercial aerospace.

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

Reserve for Credit Losses -- Telecommunications

      The telecommunications reserve was $76.9 million at June 30, 2004, as we have recorded net charge-offs of $123.1 million against this specific reserve since its establishment. We added $200.0 million to the reserve for credit losses during the quarter ended June 30, 2002 in light of the continued deterioration in the telecommunications sector at that time, particularly with respect to our competitive local exchange carrier ("CLEC") portfolio.

      Our telecommunications portfolio is included in "Communications" in the industry composition table included in Note 4 to the Consolidated Financial Statements. This portfolio includes lending and leasing transactions to the telecommunications sector. Lending and leasing of telecommunication equipment to non-telecom companies is conducted in our Specialty Finance business and is categorized according to the customer's ("obligor's") industry in the industry composition table. Certain statistical data is presented in the following table ($ in millions):


                                                                 June 30,      December 31,      June 30,
                                                                   2004            2003            2003
                                                                  ------          ------          ------
CLEC accounts ................................................    $159.0          $197.8          $224.3
Other telecommunication accounts .............................     263.6           381.2           423.6
                                                                  ------          ------          ------
Total telecommunication portfolio ............................    $422.6          $579.0          $647.9
                                                                  ======          ======          ======
Portfolio as a % of total financing and leasing assets .......       1.0%            1.5%            1.7%
Number of accounts ...........................................        36              44              53
Top 10 accounts ..............................................    $230.8          $253.4          $262.7
Largest account exposure .....................................    $ 30.7          $ 31.0          $ 33.4
Non-performing accounts ......................................    $ 48.5          $ 57.2          $ 94.2
Number of non-performing accounts ............................         7               6              10
Non-performing accounts as a percentage of portfolio .........      11.5%            9.9%           14.5%

Reserve for Credit Losses -- Argentina

      During the quarter we completed the previously announced sale of our Argentine portfolio to an Argentine bank at a modest gain. With the completion of this transaction, we transferred the remaining specific reserve of $12.5 million to the Reserve for Credit Losses -- Finance Receivables.

      In the first half of 2002, we established a $135.0 million specific reserve for Argentine exposure to reflect the geopolitical risks associated with collecting our peso-based assets and repatriating them into U.S. dollars that resulted from the Argentine government instituting certain economic reforms. When established, the reserve was about two-thirds of our combined currency and credit exposure. During the fourth quarter of 2003, based on the substantial progress with collection and work out efforts, we recorded a $101.0 million charge-off against this specific reserve and transferred $21.5 million to the Reserve for Credit Losses -- Finance Receivables.

Credit Metrics

Net Charge-offs

      Net charge-offs, both in amount and as a percentage of average finance receivables, are shown in the following tables ($ in millions):


                                                                    Quarter Ended June 30, 2004
                                                   ------------------------------------------------------------
                                                                              Before
                                                                          Liquidating and      Liquidating and
                                                          Total         Telecommunications   Telecommunications
                                                    ---------------     ------------------   ------------------
Specialty Finance -- commercial ..................   $13.2    0.73%        $13.6   0.75%       $(0.4)       --
Commercial Finance ...............................    28.2    0.97%         11.3   0.40%         16.9    14.96%
Equipment Finance ................................    15.5    0.99%         13.9   0.90%          1.6     4.67%
Capital Finance ..................................     6.5    0.96%          6.5   0.96%           --       --
                                                     -----                 -----                -----
   Total Commercial Segments .....................    63.4    0.91%         45.3   0.66%         18.1    12.16%
Specialty Finance -- consumer ....................    20.2    1.94%         10.1   1.15%         10.1     5.59%
                                                     -----                 -----                -----
   Total .........................................   $83.6    1.04%        $55.4   0.72%        $28.2     8.53%
                                                     =====                 =====                =====

                                                                       Quarter Ended June 30, 2003
                                                   ------------------------------------------------------------
Specialty Finance -- commercial ..................  $ 23.9    1.33%        $23.9   1.33%          $--       --
Commercial Finance ...............................    29.9    1.18%         18.6   0.78%         11.3     7.13%
Equipment Finance ................................    38.6    2.51%         26.1   1.82%         12.5    12.00%
Capital Finance ..................................      --      --            --     --            --       --
                                                    ------                 -----                -----
   Total Commercial Segments .....................    92.4    1.40%         68.6   1.09%         23.8     8.87%
Specialty Finance -- consumer ....................    16.0    2.62%          9.9   2.43%          6.1     3.01%
                                                    ------                 -----                -----
   Total .........................................  $108.4    1.51%        $78.5   1.17%        $29.9     6.33%
                                                    ======                 =====                =====


                                                                   Six Months Ended June 30, 2004
                                                    -----------------------------------------------------------
                                                                              Before
                                                                          Liquidating and      Liquidating and
                                                          Total         Telecommunications   Telecommunications
                                                    -----------------   ------------------   ------------------
Specialty Finance -- commercial .................   $ 35.2    0.98%       $ 35.1   0.98%        $ 0.1   9.00%
Commercial Finance ..............................     54.6    0.94%         24.0   0.43%         30.6  12.49%
Equipment Finance ...............................     41.8    1.33%         34.9   1.14%          6.9   8.87%
Capital Finance .................................     14.4    1.06%         14.4   1.06%           --     --
                                                    ------                ------                -----
   Total Commercial Segments ....................    146.0    1.05%        108.4   0.80%         37.6  11.60%
Specialty Finance -- consumer ...................     36.9    1.88%         20.3   1.28%         16.6   4.45%
                                                    ------                ------                -----
   Total ........................................   $182.9    1.15%       $128.7   0.85%        $54.2   7.78%
                                                    ======                ======                =====

                                                                  Six Months Ended June 30, 2003
                                                   ------------------------------------------------------------
Specialty Finance -- commercial .................   $ 54.9    1.53%       $ 54.5   1.52%        $ 0.4   7.84%
Commercial Finance ..............................     55.0    1.12%         35.2   0.76%         19.8   6.15%
Equipment Finance ...............................     76.7    2.45%         55.8   1.92%         20.9   8.94%
Capital Finance .................................      7.1    0.49%          1.8   0.10%          5.3     --
                                                    ------                ------                -----
   Total Commercial Segments ....................    193.7    1.48%        147.3   1.18%         46.4   8.08%
Specialty Finance -- consumer ...................     29.0    2.53%         16.5   2.23%         12.5   3.05%
                                                    ------                ------                -----
   Total ........................................   $222.7    1.56%       $163.8   1.23%        $58.9   5.99%
                                                    ======                ======                =====

      Total   charge-offs   continued  to  decline   during   2004,   reflecting
improvements across virtually all segments:

      o Specialty Finance -- commercial improvements were primarily in the vendor programs, small-ticket and international portfolios. Net charge-offs for the current quarter also reflected a higher level of recoveries.

      o Commercial Finance charge-offs fell well below the prior year in both the asset-based lending and factoring business. In conjunction with combination of the former Structured Finance into Capital Finance, the communications and media portfolio was transferred to this segment. As a result, charge-offs against the specific telecommunications reserve are reflected in this segment. See "Results by Business Segment" for further discussion.

      o Equipment Finance improvement was considerable in relation to prior year due to broad-based reductions across all product lines in both the U.S. and Canada.

      o Specialty Finance-consumer charge-offs, while up in absolute amounts, were down as a percentage of finance receivables from the prior year reflecting the return to on balance sheet funding of the home equity portion of this portfolio.

      Past Due and Non-performing Assets

      The following table sets forth certain information concerning our past due (sixty days or more) and non-performing assets and the related percentages of finance receivables ($ in millions):


                                             June 30, 2004      December 31, 2003      June 30, 2003
                                           ----------------     -----------------    ----------------
Past Dues:
Specialty Finance -- commercial ........   $185.7    2.50%       $226.4   3.17%       $249.6    3.58%
Commercial Finance .....................    107.4    0.96%        131.9   1.14%        187.5    1.83%
Equipment Finance ......................     95.9    1.53%        137.9   2.18%        253.0    4.21%
Capital Finance ........................     18.2    0.69%         30.5   1.11%        107.9    3.90%
                                           ------                ------               ------
   Total Commercial Segments ...........    407.2    1.48%        526.7   1.90%        798.0    3.07%
Specialty Finance -- consumer ..........    163.3    3.86%        149.6   4.26%        128.1    5.26%
                                           ------                ------               ------
   Total ...............................   $570.5    1.79%       $676.3   2.16%       $926.1    3.26%
                                           ======                ======               ======
Non-performing assets:
Specialty Finance -- commercial ........   $ 93.4    1.26%       $119.8   1.68%       $140.0    2.01%
Commercial Finance .....................    116.1    1.03%        132.5   1.15%        208.4    2.04%
Equipment Finance ......................    173.6    2.76%        218.3   3.46%        337.8    5.62%
Capital Finance ........................     13.2    0.50%         49.7   1.81%        116.0    4.19%
                                           ------                ------               ------
   Total Commercial Segments ...........    396.3    1.44%        520.3   1.87%        802.2    3.09%
Specialty Finance -- consumer ..........    165.9    3.92%        156.2   4.45%        139.0    5.70%
                                           ------                ------               ------
   Total ...............................   $562.2    1.77%       $676.5   2.16%       $941.2    3.31%
                                           ======                ======               ======
Non accrual loans ......................   $468.9                $566.5               $804.6
Repossessed assets .....................     93.3                 110.0                136.6
                                           ------                ------               ------
   Total non-performing assets .........   $562.2                $676.5               $941.2
                                           ======                ======               ======

      The June 30, 2004 delinquency rate of 1.79% marked the seventh consecutive quarter of improvement, with the most notable declines in Specialty Finance -- commercial and Equipment Finance.

      o Specialty Finance -- commercial delinquency improvement from both prior year periods was driven by declines in the Small Business Lending portfolio, the international portfolios, most notably in our European operations, where servicing was centralized during 2003, and in the small / mid-ticket business.

      o Commercial Finance past due levels were down considerably from 2003 due to improvements in the Commercial Services (factoring) and Business Credit (asset-based lending) units as well as in the telecommunications portfolio.

      o Equipment Finance delinquency improved across virtually all product lines in relation to both 2003 periods and was down 62% in absolute amounts from June 2003.

      o Capital Finance improvement from 2003 included lower delinquency in the project finance portfolio.

      o Specialty Finance -- consumer delinquency was up in dollar amount but down as a percentage of finance receivables from 2003, reflecting a return to on balance sheet funding of the home equity portfolio. However, consumer delinquency on a managed basis has been relatively stable in percentage terms over the periods presented.

      Likewise, non-performing assets also declined for the seventh consecutive quarter, reflecting the same trends discussed above. Non-performing telecommunications accounts (in Commercial Finance) totaled $48.5 million, $57.2 million and $94.2 million at June 30, 2004, December 31, 2003, and June 30, 2003, respectively.

      Managed past due loans in dollar amount and as a percentage of managed financial assets are shown in the table below ($ in millions):


                                           June 30, 2004     December 31, 2003      June 30, 2003
                                         ----------------    -----------------   ------------------
Past Dues:
Specialty Finance -- commercial .......  $266.1    2.22%     $  321.2   2.77%     $  318.5   2.88%
Commercial Finance ....................   107.4    0.96%        131.9   1.14%        187.5   1.83%
Equipment Finance .....................   168.1    1.79%        243.6   2.49%        395.5   3.94%
Capital Finance .......................    18.2    0.66%         30.5   1.11%        107.9   3.90%
                                         ------              --------             --------
   Total Commercial Segments ..........   559.8    1.59%        727.2   2.04%      1,009.4   2.96%
Specialty Finance -- consumer .........   309.0    4.74%        294.8   4.78%        268.4   4.55%
                                         ------              --------             --------
   Total ..............................  $868.8    2.08%     $1,022.0   2.44%     $1,277.8   3.20%
                                         ======              ========             ========

      Managed past due loans decreased both in dollar amount and as a percentage of managed financial assets, reflecting the same factors that are discussed in the owned delinquency analysis.

Salaries and General Operating Expenses

      The efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA") are summarized in the following table ($ in millions):


                                                            Quarters Ended June 30,   Six Month Ended June 30,
                                                           ------------------------   ------------------------
                                                              2004          2003          2004         2003
                                                           ----------    ----------    ----------   ----------
Efficiency ratio (1) .................................         42.3%          40.1%         41.7%         40.9%
Salaries and general operating expenses as a
  percentage of AMA(2) ...............................         2.23%          1.93%         2.19%         1.97%
Salaries and general operating expenses ..............    $   260.3      $   220.7     $   507.6     $   446.3
Average Managed Assets ...............................    $46,608.4      $45,764.8     $46,406.5     $45,385.8

--------------------------------------------------------------------------------
(1) Efficiency ratio is the ratio of salaries and general operating margin, excluding the provision for credit losses.
(2) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by us.

      Salaries and general operating expenses for the quarter and six months ended June 30, 2004 increased from the prior year periods primarily due to higher incentive-based compensation, including restricted stock awards, employee separation costs of approximately $4.3 million related to the business realignments in Capital Finance and Commercial Finance, acquisition activities and higher corporate expenses reflecting increased advertising, governance and compliance-related costs. Personnel decreased to approximately 5,705 at June 30, 2004, from 5,845 at June 30, 2003.

      Beginning with the March 2004 quarter, we reclassified debt commissions from general operating expense to interest expense to reflect all-in funding costs in margin. This change was also made in the historical comparative data and does not impact net income. As a result of this change, prior year salaries and general operating expenses were decreased by approximately $6.7 million for the quarter and $14.7 million for the six months ended June 30, 2003, which reduced (improved) the historically reported ratios.

      Expenses are monitored closely by business unit and corporate management, and are reviewed monthly. An approval and review procedure is in place for major capital expenditures, such as computer equipment and software, including post-implementation evaluations. We continue to target an improved efficiency ratio in the mid 30% area and an AMA ratio of under 2.00%, as we have existing capacity to grow assets without commensurate expense increases and the restructuring and portfolio dispositions will reduce corresponding expenses in the second half of the year.

Gain on Redemption of Debt

      In January 2004 and December 2003, we called at par $1.25 billion of term debt securities. These notes were listed on the New York Stock Exchange under the ticker symbols CIC and CIP and are commonly known as PINEs

("Public Income Notes"). The securities carried coupon rates of 8.25% and 8.125%, but were marked down to a market interest rate yield of approximately 7.5% in our financial statements through purchase accounting. In light of the high coupon rates, we called the securities for redemption pursuant to the terms outlined in the prospectuses. The call of $512 million on January 15, 2004 resulted in a pretax gain of $41.8 million ($25.5 million after tax) in the first quarter of 2004. The December call of $735 million resulted in a pretax gain of $50.4 million ($30.8 million after tax) during the fourth quarter of 2003.

Income Taxes

      The following table sets forth certain information concerning our income taxes ($ in millions):

                              Quarters Ended June 30,  Six Months Ended June 30,
                              -----------------------  -------------------------
                                 2004         2003        2004         2003
                                --------    ---------   ---------    ---------
Provision for income taxes      $112.8        $89.2       $233.9       $172.1
Effective tax rate                39.0%        39.0%        39.0%        39.0%

      The effective tax rate exceeds the U.S. Federal tax rate of 35% primarily due to state and local, and foreign income taxes.

      At June 30, 2004, CIT had U.S. federal net operating losses of approximately $2,328 million, which expire in various years beginning in 2011.
In addition, CIT has various state net operating losses that will expire in various years beginning in 2004. Federal and state operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to fully utilize these losses. Accordingly, we do not believe a valuation allowance is required with respect to these net operating losses.

      CIT has open tax years in the U.S., Canada and other jurisdictions that are currently under examination by the applicable tax authorities, and certain later tax years that may in the future be subject to examination. CIT periodically evaluates the adequacy of our related tax reserves, taking into account our open tax return positions, tax law changes and third party indemnifications. We believe that our tax reserves are appropriate. The final determination of tax audits and any related litigation could affect our tax reserves.

Results by Business Segment

      The tables that follow summarize selected financial information by business segment, based upon a fixed leverage ratio across business units, and the allocation of most corporate expenses ($ in millions):


                                            Quarters Ended June 30,   Six Months Ended June 30,
                                            -----------------------   -------------------------
                                              2004          2003         2004         2003
                                              ----          ----         ----         ----
Net Income (Loss)
Specialty Finance ........................   $ 81.7        $ 63.0        $159.9       $115.2
Commercial Finance .......................     71.2          63.0         139.3        122.5
Equipment Finance ........................     18.3           7.9          33.5         18.6
Capital Finance ..........................     31.2          16.4          52.8         30.9
                                             ------        ------        ------       ------
  Total Segments .........................    202.4         150.3         385.5        287.2
Corporate, including certain charges .....    (25.8)        (13.4)        (19.6)       (23.3)
                                             ------        ------        ------       ------
  Total ..................................   $176.6        $136.9        $365.9       $263.9
                                             ======        ======        ======       ======
Return on AEA
Specialty Finance ........................     2.43%         2.07%         2.44%        1.91%
Commercial Finance .......................     3.47%         3.25%         3.43%        3.24%
Equipment Finance ........................     1.06%         0.46%         0.97%        0.53%
Capital Finance ..........................     1.36%         0.77%         1.16%        0.75%
  Total Segments .........................     2.14%         1.70%         2.07%        1.65%
Corporate, including certain charges .....    (0.28)%       (0.17)%       (0.12)%      (0.15)%
  Total ..................................     1.86%         1.53%         1.95%        1.50%

      During the June 2004 quarter, the former Structured Finance segment was combined into the Capital Finance segment to better align with the marketplace and to improve efficiency. As part of this re-alignment, approximately $1.3 billion of communications and media assets were transferred to Commercial Finance. Prior period balances have been conformed to present period presentation.

      For all periods shown, Corporate includes the operating results of the venture capital business including gains and losses on venture capital investments (losses of $1.5 million and $13.2 million after tax for the quarters ended June 30, 2004 and 2003 and losses of $5.3 million and $22.1 million after tax for the six months ended June 30, 2004 and 2003) and unallocated corporate operating expenses. For the six months ended June 30, 2004, Corporate also includes the gain on the early redemption of debt ($25.5 million after tax).

      Results by segment were as follows:

      o Specialty Finance profitability improvement reflected strong earnings in the small-ticket commercial lines and in the home equity loans unit. The sale of a $100 million test equipment business resulted in a $13.1 million pre-tax gain. Results also include a charge of $11.9 million to reduce $120 million principal value of recreational vehicle and marine assets (which were transferred to assets held for sale) to estimated fair market value following the decision this quarter to pursue a more rapid liquidation. These portfolios were sold on July 30, 2004 at a price approximating the June 30, 2004 carrying value.

      o Commercial Finance earnings remained strong, benefiting from continued high returns in both the factoring and asset-based lending businesses. The current year results also benefited from last year's factoring acquisitions. Profitability on the communications and media portfolio (transferred from Capital Finance) included syndication activity.

      o Equipment Finance returns, while still below management's expectations, increased from the prior year, reflecting lower charge-offs, improved margins and higher equipment gains. Profitability improvement was broad-based across business lines in both the U.S. and Canada.

      o Capital Finance earnings reflected improved rail rentals and syndication gains in the project finance portfolio done largely for risk management purposes. Aerospace lease margins and profitability was dampened by a $14.8 million additional depreciation charge to reduce certain older leased aircraft, which are no longer manufactured, to estimated fair value.

      Financing and Leasing Assets

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions):


                                                                                            Percentage Change
                                                                                        ------------------------
                                               June 30,    December 31,     June 30,    June 04 vs.  June 04 vs.
                                                 2004          2003           2003        Dec. 03      June 03
                                              ---------    ------------    ---------    -----------  -----------
Specialty Finance
Commercial
   Finance receivables .....................  $ 7,441.6     $ 7,150.0      $ 6,975.4        4.1 %        6.7 %
   Operating lease equipment, net ..........    1,084.0         959.5        1,171.2       13.0 %       (7.4)%
   Finance receivables held for sale .......    1,053.0         548.1          622.6       92.1 %       69.1 %
                                              ---------     ---------      ---------
     Owned assets ..........................    9,578.6       8,657.6        8,769.2       10.6 %        9.2 %
   Finance receivables securitized and
     managed by CIT ........................    3,480.2       3,915.4        3,473.9      (11.1)%        0.2 %
                                              ---------     ---------      ---------
   Managed assets ..........................   13,058.8      12,573.0       12,243.1        3.9 %        6.7 %
                                              ---------     ---------      ---------
Consumer
   Finance receivables -- home equity ......    3,377.2       2,513.1        1,502.1       34.4 %      124.8 %
   Finance receivables -- other ............      857.8         997.7          934.5      (14.0)%       (8.2)%
   Finance receivables held for sale .......      265.1         150.0          395.0       76.7 %      (32.9)%
                                              ---------     ---------      ---------
     Owned assets ..........................    4,500.1       3,660.8        2,831.6       22.9 %       58.9%
   Home equity finance receivables
     securitized and managed by CIT ........    1,487.9       1,867.6        2,276.7      (20.3)%      (34.6)%
   Other finance receivables securitized
     and managed by CIT ....................      528.0         642.5          786.0      (17.8)%      (32.8)%
                                              ---------     ---------      ---------
   Managed assets ..........................    6,516.0       6,170.9        5,894.3        5.6 %       10.5 %
                                              ---------     ---------      ---------
Commercial Finance Segment
Commercial Services
   Finance receivables .....................    5,808.6       6,325.8        4,766.3       (8.2)%       21.9 %
Business Credit
   Finance receivables .....................    5,409.1       5,247.1        5,454.1        3.1 %       (0.8)%
                                              ---------     ---------      ---------
     Owned assets ..........................   11,217.7      11,572.9       10,220.4       (3.1)%        9.8 %
                                              ---------     ---------      ---------
Equipment Finance Segment

   Finance receivables .....................    6,285.3       6,317.9        6,014.6       (0.5)%        4.5 %
   Operating lease equipment, net ..........      380.6         419.6          504.0       (9.3)%      (24.5)%
   Finance receivables held for sale .......      181.6         220.2          192.4      (17.5)%       (5.6)%
                                              ---------     ---------      ---------
     Owned assets ..........................    6,847.5       6,957.7        6,711.0       (1.6)%        2.0 %
   Finance receivables securitized and
     managed by CIT ........................    2,904.9       3,226.2        3,819.9      (10.0)%      (24.0)%
                                              ---------     ---------      ---------
   Managed assets ..........................    9,752.4      10,183.9       10,530.9       (4.2)%       (7.4)%
                                              ---------     ---------      ---------
Capital Finance Segment
   Finance receivables .....................    2,649.0       2,748.6        2,766.6       (3.6)%       (4.3)%
   Operating lease equipment, net ..........    6,374.2       6,236.4        5,884.8        2.2 %        8.3 %
   Finance receivables held for sale .......       95.5            --             --      100.0 %      100.0 %
                                              ---------     ---------      ---------
     Owned assets ..........................    9,118.7       8,985.0        8,651.4        1.5%         5.4 %
                                              ---------     ---------      ---------
Other -- Equity Investments ................      190.9         249.9          325.4      (23.6)%      (41.3)%
                                              ---------     ---------      ---------
   Finance receivables .....................  $31,828.6     $31,300.2      $28,413.6        1.7 %       12.0 %
   Operating lease equipment, net ..........    7,838.8       7,615.5        7,560.0        2.9 %        3.7 %
   Finance receivables held for sale .......    1,595.2         918.3        1,210.0       73.7 %       31.8 %
                                              ---------     ---------      ---------
   Financing and leasing assets
     excluding equity investments ..........   41,262.6      39,834.0       37,183.6        3.6 %       11.0 %
   Equity investments (included in
     other assets) .........................      190.9         249.9          325.4      (23.6)%      (41.3)%
                                              ---------     ---------      ---------
     Owned assets ..........................   41,453.5      40,083.9       37,509.0        3.4 %       10.5 %
   Finance receivables securitized and
     managed by CIT ........................    8,401.0       9,651.7       10,356.5      (13.0)%      (18.9)%
                                              ---------     ---------      ---------
     Total Managed assets ..................  $49,854.5     $49,735.6      $47,865.5        0.2 %        4.2 %
                                              =========     =========      =========

      The increase in owned assets from June 2003 was driven by: the combination of a strong mortgage refinancing market and bulk receivable purchases in the Specialty Finance home equity portfolio; strategic acquisitions in Specialty Finance commercial including a technology leasing business; two factoring acquisitions in Commercial Services in late 2003; and deliveries of aerospace assets in Capital Finance. The decline in receivables securitized reflects our return to funding home equity growth on balance sheet and a lower level of commercial equipment securitizations. The current period activity also reflects the capital allocation initiatives discussed previously in "Profitability and Key Business Trends."

      The table below summarizes the targeted non-strategic business lines. During the second quarter, we announced plans to sell the remaining recreational marine and recreational vehicle receivables. During the quarter we recorded a pretax charge of $11.9 million to reduce $120 million principal value of recreational vehicle and marine assets in Specialty Finance to estimated fair market value following the decision this quarter to pursue a more rapid liquidation of these portfolios. In addition, during 2001 we ceased making new venture capital investments beyond existing commitments, and during the first quarter of 2004 we entered into an agreement to sell our direct investment portfolio. See "Losses on Venture Capital Investments" for more information. ($ in millions)

                                           June 30,     December 31,    June 30,
                                             2004           2003          2003
                                           --------     ------------    --------
Portfolio
Manufactured housing ....................    $586           $584         $  605
Recreational marine .....................      63             86            104
Recreational vehicle ....................      43             58             46
Franchise finance .......................      70            102            173
Owner-operator trucking .................      52             91            155
Wholesale inventory finance .............      --              2              2
                                             ----           ----         ------
   Total on-balance sheet financing
      and leasing assets ................    $814           $923         $1,085
                                             ====           ====         ======

      The following table presents new business volume (excluding factoring) by segment ($ in millions):


                                  Quarters Ended June 30,   Six Months Ended June 30,
                                  -----------------------   -------------------------
                                   2004         2003           2004         2003
                                   ----         ----           ----         ----
Specialty Finance .............  $3,278.3     $2,937.3      $ 6,854.2     $6,010.3
Commercial Finance ............     778.4        968.6        1,445.6      1,385.8
Equipment Finance .............   1,049.2        857.5        1,971.3      1,686.4
Capital Finance ...............     487.5        474.3          650.1        766.0
                                 --------     --------      ---------     --------
  Total new business volume ...  $5,593.4     $5,237.7      $10,921.2     $9,848.5
                                 ========     ========      =========     ========

      New origination volume for the quarter and six months ended June 30, 2004 included stronger volume from our Specialty Finance vendor finance, international and home equity units, as well as improved demand for financing in Equipment Finance and working capital financings in the Business Credit unit of Commercial Finance.

Concentrations

Ten Largest Accounts

      Our ten largest financing and leasing asset accounts in the aggregate represented 5.3% of our total financing and leasing assets at June 30, 2004 (the largest account being less than 1.0%), 5.2% at December 31, 2003, and 5.1% at June 30, 2003.

Leveraged Leases

      As of June 30, 2004, net investments in leveraged leases totaled $1.2 billion, or 3.9% of finance receivables, with the major components being: (i) $552.8 million in commercial aerospace transactions, including $219.9 million of tax-optimization leveraged leases (which generally have increased risk for lessors in relation to conventional lease structures due to additional leverage in the transactions); (ii) $331.6 million of project finance transactions, primarily in the power and utility sector; and (iii) $230.1 million in rail transactions.

Joint Venture Relationships

      Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya Inc. are among our largest alliances. The joint venture agreements with Dell and Snap-on run until October 2005 and January 2007, respectively. The Avaya agreement, which relates to profit sharing on a CIT direct origination program, extends through September 2006. We expect to announce by the end of the third quarter of 2004 a contract continuing and modifying the current terms of the relationship.

      At June 30, 2004, our financing and leasing assets included $1,987.4 million, $1,111.2 million and $780.6 million related to the Dell, Snap-on and Avaya programs, respectively. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities. Securitized assets included $2,234.1 million, $68.7 million and $578.9 million from the Dell, Snap-on and Avaya origination sources, respectively.

      A significant reduction in origination volumes from any of these alliances could have a material impact on our asset and net income levels. For additional information regarding certain of our joint venture activities, see Note 8 -- Certain Relationships and Related Transactions.

Geographic Composition

      The following table summarizes significant state concentrations greater than 5.0% and foreign concentrations in excess of 1.0% of our owned financing and leasing portfolio assets. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

                                           June 30,   December 31,   June 30,
                                             2004         2003         2003
                                           --------   ------------   --------
State
   California .........................     10.6%        10.2%        10.3%
   Texas ..............................      8.1%         7.7%         7.6%
   New York ...........................      6.8%         7.4%         7.3%
   Other states .......................     54.2%        54.0%        53.6%
                                            ----         ----         ----
Total U.S. ............................     79.7%        79.3%        78.8%
                                            ====         ====         ====
Country
   Canada .............................      4.8%         5.1%         5.1%
   England ............................      2.7%         2.8%         3.3%
   Australia ..........................      1.3%         1.3%         1.2%
   Mexico .............................      1.3%         1.0%         0.9%
   Germany ............................      1.2%         1.0%         1.1%
   France .............................      1.0%         1.1%         0.9%
   China ..............................      1.0%         0.9%         1.2%
   Other countries ....................      7.0%         7.5%         7.5%
                                            ----         ----         ----
Total Outside U.S. ....................     20.3%        20.7%        21.2%
                                            ====         ====         ====

Industry Composition

      The following discussions provide information with respect to selected industry compositions.

Commercial Aerospace

      Our commercial aerospace portfolio, which includes financing and leasing transactions with commercial airlines and regional carriers, is managed in our Capital Finance segment.

      At June 30, 2004, our commercial airlines portfolio consists of financing and leasing assets with an average age of approximately 7 years (based on a dollar value weighted average). The portfolio was comprised of 85 accounts, with the majority placed with major airlines around the world. The portfolio at December 31, 2003 consisted of 84 customers, and aircraft with a weighted average age of approximately 6 years. The commercial aircraft all comply with stage III noise regulations.

      The following table summarizes the composition of the commercial airline portfolio ($ in millions):


                                                June 30, 2004         December 31, 2003        June 30, 2003
                                            ---------------------  ----------------------  ---------------------
                                                Net      Number        Net       Number        Net      Number
                                            Investment  of Planes  Investment   of Planes  Investment  of Planes
                                            ----------  ---------  ----------   ---------  ----------  ---------
By Geography:
   Europe                                    $2,241.7       72       $1,991.0      65       $1,930.9       62
   North America(1)                             930.4       68        1,029.7      72        1,060.9       76
   Asia Pacific                               1,080.9       41        1,013.6      40          879.5       36
   Latin America                                624.3       25          612.7      28          536.2       25
   Africa/Middle East                            56.0        3           69.1       4           71.7        4
                                             --------      ---       --------     ---       --------      ---
Total                                        $4,933.3      209       $4,716.1     209       $4,479.2      203
                                             ========      ===       ========     ===       ========      ===
By Manufacturer:
   Boeing                                    $2,653.9      138       $2,581.7     140       $2,607.9      140
   Airbus                                     2,250.0       61        2,114.6      57        1,847.5       48
   Other                                         29.4       10           19.8      12           23.8       15
                                             --------      ---       --------     ---       --------      ---
Total                                        $4,933.3      209       $4,716.1     209       $4,479.2      203
                                             ========      ===       ========     ===       ========      ===
By Body Type(2):
   Narrow                                    $3,673.3      163       $3,415.7     159       $3,218.7      152
   Intermediate                                 853.7       18          877.0      18          865.4       18
   Wide                                         376.9       18          403.6      20          371.3       18
   Other                                         29.4       10           19.8      12           23.8       15
                                             --------      ---       --------     ---       --------      ---
Total                                        $4,933.3      209       $4,716.1     209       $4,479.2      203
                                             ========      ===       ========     ===       ========      ===

--------------------------------------------------------------------------------
(1) Comprised of net investments in the U.S. and Canada of $745.7 million (62 aircraft) and $184.7 million (6 aircraft) at June 30, 2004, $822.7 million (66 aircraft) and $207.0 million (6 aircraft) at December 31, 2003, and $871.6 million (70 aircraft) and $189.3 million (6 aircraft) at June 30, 2003, respectively.

(2) Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft, Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and Mc Donnell Douglas DC10 series aircraft.

      The top five commercial aerospace exposures totaled $1,098.4 million at June 30, 2004, the largest of which was $316.9 million. All top five are to carriers outside of the U.S., and three are to European carriers. The largest exposure to a U.S. carrier at June 30, 2004 was $134.2 million. Of the 209 aircraft, three are off-lease and covered by signed letters of intent. Future revenues and aircraft values could be impacted by the actions of the carriers, management's actions with respect to re-marketing the aircraft, airline industry performance and aircraft utilization.

      The regional aircraft portfolio at June 30, 2004 consists of 124 planes with a net investment of $309.2 million, relatively unchanged from December 31, 2003. The carriers are primarily located in North America and Europe. Operating leases account for about 40% of the portfolio, with the rest capital leases or loans.

      The following is a list of our exposure to bankrupt aerospace carriers and the current status of the related aircraft at June 30, 2004:

      o UAL Corp. -- United Airlines leases 4 CIT-owned narrow body aircraft (2 Boeing 757 aircraft and 2 Boeing 737 aircraft) with a net investment of $84.5 million.

      o Avianca Airlines -- Lessee of one MD 80 aircraft and one Boeing 757, with a combined net investment of $31.5 million.

      o Air Canada -- Our net investment in aircraft is approximately $48.5 million, relating to one CIT-owned Boeing 767 aircraft.

      Additionally, we hold Senior A tranche Enhanced Equipment Trust Certificates ("EETCs") issued by United Airlines, which are debt instruments collateralized by aircraft operated by the airline, with a fair value of $42.5 million. In connection with the United Airlines' filing under Chapter 11, as of June 30, 2004, we have an outstanding balance of $27.6 million (with a commitment of $44 million) relating to a debtor-in-possession facility. In July 2004, as co-arranger with three other lenders, CIT committed to $250 million of an aggregate $1.0 billion facility, which is secured by unencumbered aircraft, among other collateral. This new transaction, which is pending final bankruptcy court approval, is expected to close in the third quarter of 2004. Upon closing, in conjunction with the other lenders, we anticipate further syndicating our exposure to $100 million or less.

      Our aerospace assets include both operating leases and capital leases. Management monitors economic conditions affecting equipment values, trends in equipment values, and periodically obtains third party appraisals of commercial aerospace equipment, which include projected rental rates. We adjust the depreciation schedules of commercial aerospace equipment on operating leases or residual values underlying capital leases, when required. Aerospace assets are reviewed for impairment annually, or more often when events or circumstances warrant. An aerospace asset is defined as impaired when the expected undiscounted cash flow over its expected remaining life is less than its book value. Both historical information and current economic trends are factored into the assumptions and analyses used when determining the expected undiscounted cash flow. Included among these assumptions are the following:

      o     Lease terms

      o     Remaining life of the asset

      o     Lease rates supplied by independent appraisers

      o     Remarketing prospects

      o     Maintenance costs

      An impairment loss is recognized if circumstances indicate that the carrying amount of the asset may not be recoverable. Depreciation expense for the quarter ended June 30, 2004 included an additional $14.8 million impairment charge to reduce certain older, out of production aircraft to estimated fair value. The additional depreciation expense primarily relates to aircraft with a single lessee with upcoming lease terminations and for which market rental rates have recently declined. Therefore, the projected cash flows no longer supported the corresponding carrying value, resulting in the additional depreciation impairment charge.

      Commercial airline equipment utilization is high, with only three aircraft off-lease (with a book value of $32.1 million) at June 30, 2004, which demonstrates our ability to place aircraft. However, current placements are at compressed rental rates, which reflects current market conditions. Generally, leases are being written for terms between three and five years. Within the regional aircraft portfolio at June 30, 2004, there were 16 aircraft off-lease with a total book value of approximately $61.9 million. See table in "Risk Management" section for additional information regarding commitments to purchase additional aircraft.

Other Assets

      Other assets totaled $2.5 billion at June 30, 2004 and $3.3 billion at December 31, 2003. The decline in other assets is primarily due to lower receivables from derivative counterparties in 2004.

      Other  assets  primarily  consisted  of the  following  at June 30,  2004:
investments in and receivables from non-consolidated subsidiaries of $0.6 billion, accrued interest and receivables from derivative counterparties of $0.3 billion, deposits on commercial aerospace flight equipment of $0.3 billion, direct and private fund equity investments of $0.2 billion, prepaid expenses of $0.1 billion and repossessed assets and off-lease equipment of $0.1 billion. The remaining balance includes furniture and fixtures, miscellaneous receivables and other assets.

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

      Our asset portfolio is generally comprised of loans and leases of short to intermediate term. As such, the duration of our asset portfolio is generally less than three years. We target to closely match the duration of our liability portfolio with that of our asset portfolio. As of June 30, 2004, our liability portfolio duration was slightly longer than our asset portfolio duration.

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

      An immediate hypothetical 100 basis point parallel increase in the yield curve on July 1, 2004 modeled against interest rate sensitive assets and liabilities as shown in the table below would reduce net income by an estimated $15 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in net income of a like amount. Although management believes that this measure provides an estimate of our interest rate sensitivity, there are certain limitations inherent in this sensitivity analysis, as it is unlikely that rate movements would be instantaneous or parallel, nor would our assets and debt reprice immediately. Additionally, it does not consider any potential remedial actions that management could take such as the pre-funding of liabilities and other business developments consistent with an increasing rate environment that may affect net income, for example asset growth and changes to our liability durations. Further, it does not account for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet. Accordingly, no assurance can be given that actual results would not differ materially from the estimated outcomes of our simulations. Such simulations do not represent management's current view of future market interest rate movements.

      The following table summarizes the composition of our interest sensitive assets (including operating leases) and liabilities (excluding equity) before and after derivatives:

                                 Before Swaps                After Swaps
                           --------------------------  -------------------------
                           Fixed rate   Floating rate  Fixed rate  Floating rate
                           ----------   -------------  ----------  -------------
         June 30, 2004

Assets ...................     57%           43%           57%          43%
Liabilities ..............     59%           41%           49%          51%

      December 31, 2003

Assets ...................     57%           43%           57%          43%
Liabilities ..............     63%           37%           49%          51%

      Total interest sensitive assets were $38.4 billion and $36.7 billion at June 30, 2004 and December 31, 2003, while total interest sensitive liabilities were $33.0 billion and $31.5 billion at June 30, 2004 and December 31, 2003. Certain December 31, 2003 amounts have been adjusted to conform to the current period presentation.

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

      Outstanding commercial paper totaled $4.2 billion at June 30, 2004 and December 31, 2003. Our targeted U.S. program size remains at $5.0 billion with modest foreign programs aggregating $500 million to be maintained in Canada and Australia. Our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper. Consistent with our liquidity management strategy to extend our maturity profile, on April 14, 2004 we retired a $2.0 billion bank facility due in March 2005, and a $2.1 billion line due in October 2004, and we negotiated two new $2.1 billion facilities due April 2009 and April 2005. We now have aggregate U.S. bank facilities of $6.3 billion with $4.2 billion in multi-year facilities.

      We maintain registration statements with the Securities and Exchange Commission ("SEC") covering debt securities that we may sell in the future. At June 30, 2004, we had $3.9 billion of registered, but unissued, debt securities available under a shelf registration statement. Term-debt issued during 2004 totaled $6.2 billion: $4.2 billion in variable-rate medium-term notes and $2.0 billion in fixed-rate notes.

      To further strengthen our funding capabilities, we maintain committed asset backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home equity receivables and trade accounts receivable. While these are predominantly in the U.S., we also maintain facilities for Canadian domiciled assets. As of June 30, 2004, we had approximately $3.8 billion of availability in our committed asset-backed facilities, including $1.0 billion relating to our trade receivable facility, and $2.4 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

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

      We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability as outlined in the following table:


                                                                                    June 30,   December 31,
Liquidity Measurement                                            Current Target       2004         2003
---------------------                                            ----------------    --------   ------------
Commercial paper to total debt ...............................   Maximum of 15%         12%          13%
Short-term debt to total debt ................................   Maximum of 45%         34%          36%
Bank lines to commercial paper ...............................   Minimum of 100%       152%         149%
Aggregate alternate liquidity * to short-term debt ...........   Minimum of 75%        101%          93%

--------------------------------------------------------------------------------
*     Aggregate   alternative  liquidity  includes  available  bank  facilities, asset-backed conduit facilities and cash.

      Our credit ratings are an important factor in meeting our margin targets as better ratings generally correlate to lower cost of funds (see Net Finance Margin, interest expense discussion). The following credit ratings have been in place since September 30, 2002:

                                       Short-Term     Long-Term       Outlook
                                       ----------     ---------       -------
Moody's ............................       P-1           A2           Stable
Standard & Poor's ..................       A-1            A           Stable
Fitch ..............................       F1             A           Stable

      The credit ratings previously stated are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

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

      The following tables summarize various contractual obligations, selected contractual cash receipts and contractual commitments as of June 30, 2004 ($ in millions):


                                                              Payments and Collections by Period
                                           -----------------------------------------------------------------------
                                                        Remaining
                                             Total        2004        2005        2006         2007        2008+
                                           ---------    ---------   ---------    -------     --------    ---------
Commercial Paper ........................  $ 4,170.4    $ 4,170.4   $      --    $     --    $      --   $      --
Variable-rate term debt .................   10,931.6      2,178.7     3,332.8     2,794.0      1,802.3       823.8
Fixed-rate term debt ....................   19,330.3      1,492.3     4,348.8     2,684.1      3,447.8     7,357.3
Preferred capital securities ............      254.6           --          --          --           --       254.6
Lease rental expense ....................      158.5         24.9        43.8        33.4         26.2        30.2
                                           ---------    ---------   ---------     -------    ---------   ---------
   Total contractual obligations ........   34,845.4      7,866.3     7,725.4     5,511.5      5,276.3     8,465.9
                                           ---------    ---------   ---------     -------    ---------   ---------
Finance receivables(1) ..................   31,828.6      8,554.8     4,874.1     4,143.0      2,836.0    11,420.7
Operating lease rental income ...........    2,843.9        519.8       853.0       562.1        323.5       585.5
Finance receivables held for sale(2) ....    1,595.2      1,595.2          --          --           --          --
Cash-- current balance ..................    1,777.7      1,777.7          --          --           --          --
Retained interest in securitizations ....    1,242.2        387.4       377.6       229.2        127.9       120.1
                                           ---------    ---------   ---------     -------    ---------   ---------
   Total projected cash availability ....   39,287.6     12,834.9     6,104.7     4,934.3      3,287.4    12,126.3
                                           ---------    ---------   ---------    -------     ---------   ---------
Net projected cash inflow (outflow) .....  $ 4,442.2    $ 4,968.6   $(1,620.7)   $ (577.2)   $(1,988.9)  $ 3,660.4
                                           =========    =========   =========    ========    =========   =========

--------------------------------------------------------------------------------
(1) Based upon contractual cash flows; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.
(2) Based upon management's intent to sell rather than contractual maturities of underlying assets.
(3) Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.


                                                              Commitment Expiration by Period
                                           --------------------------------------------------------------------
                                                       Remaining
                                              Total       2004        2005       2006       2007        2008+
                                           ---------     --------    --------   --------   --------    --------
Credit extensions .......................  $ 6,891.3     $1,177.6     $ 622.6   $1,172.9    $ 819.1    $3,099.1
Aircraft purchases ......................    2,561.0        399.0       906.0      996.0      260.0          --
Letters of credit .......................    1,322.8      1,184.1       135.1        3.2        0.2         0.2
Sale-leaseback payments .................      465.8          7.9        28.5       28.5       28.5       372.4
Manufacturer purchase commitments .......      226.4        226.4          --         --         --          --
Venture capital commitments .............      104.1          3.4         0.5         --        3.2        97.0
Guarantees ..............................      131.0        118.6          --         --       10.5         1.9
Acceptances .............................       18.4         18.4          --         --         --          --
                                           ---------     --------    --------   --------   --------    --------
Total contractual commitments ...........  $11,720.8     $3,135.4    $1,692.7   $2,200.6   $1,121.5    $3,570.6
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

Off-Balance Sheet Arrangements

Securitization Program

      We fund asset originations on our balance sheet by accessing various sectors of the capital markets, including the term debt and commercial paper markets. In an effort to broaden funding sources and provide an additional source of liquidity, we use an array of securitization programs, including both asset-backed commercial paper and term structures, to access both the public and private asset-backed securitization markets. Current products in these programs include receivables and leases secured by equipment as well as consumer loans secured by residential real estate. The following table summarizes data relating to our securitization balance and activity ($ in millions):

                                                              June 30,
                                                      ---------------------
                                                        2004         2003
                                                      --------    ---------
Securitized Assets:

Specialty Finance-- commercial ....................   $3,480.2    $ 3,473.9
Specialty Finance-- consumer ......................    2,015.9      3,062.7
Equipment Finance .................................    2,904.9      3,819.9
                                                      --------    ---------
Total securitized assets ..........................   $8,401.0    $10,356.5
                                                      ========    =========
Securitized assets as a % of managed assets .......       16.9%        21.6%
                                                      ========    =========


                                         Quarters Ended June 30,       Six Months Ended June 30,
                                         -----------------------       -------------------------
                                          2004           2003            2004            2003
                                         ------        --------        --------        --------
Volume Securitized:
Specialty Finance-- commercial ........  $475.5        $1,201.0        $1,438.8        $1,610.3
Specialty Finance-- consumer ..........      --           122.1              --           489.2
Equipment Finance .....................   371.7           329.4           644.8           790.4
                                         ------        --------        --------        --------
Total volume securitized ..............  $847.2        $1,652.5        $2,083.6        $2,889.9
                                         ======        ========        ========        ========

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

      The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2004 were as follows:

                                                          Commercial Equipment
                                                        -----------------------
                                                        Specialty     Equipment
                                                         Finance       Finance
                                                         -------       -------
Weighted average prepayment speed ....................   48.0%           12.1%
Weighted average expected credit losses ..............   0.44%           0.85%
Weighted average discount rate .......................   6.49%           9.00%
Weighted average life (in years) .....................   1.24            1.83

      Key assumptions used in calculating the fair value of the retained interests in securitized assets by product type at June 30, 2004 were as follows:


                                                 Commercial Equipment                 Consumer
                                                -----------------------     -----------------------------
                                                                            Home Equity and  Recreational
                                                Specialty     Equipment      Manufactured    Vehicles and
                                                 Finance       Finance          Housing         Marine
                                                 -------       -------          -------         ------
Weighted average prepayment speed .............   28.2%         12.3%             26.2%           19.2%
Weighted average expected credit losses .......   1.12%         1.42%             1.35%           2.17%
Weighted average discount rate ................   7.71%         9.67%            13.08%          14.31%
Weighted average life (in years) ..............   1.10          1.36              3.11            2.90

      The Specialty Finance -- commercial securitized assets include receivables originated to consumers through DFS.

Securitization and Joint Venture Activities

      We utilize special purpose entities ("SPEs") and joint ventures in the normal course of business to execute securitization transactions and conduct business in key vendor relationships.

      Securitization Transactions -- SPEs are used to achieve "true sale" requirements for these transactions in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Pools of assets are originated or acquired and sold to SPEs, which in turn issue debt securities to investors solely backed by asset pools. Accordingly, CIT has no legal obligations to repay the securities in the event of a default by the SPE. CIT retains the servicing rights and participates in certain cash flows of the pools. The present value of expected net cash flows that exceeds the estimated cost of servicing is recorded in other assets as a "retained interest." Assets securitized are shown in our managed assets and our capitalization ratios on a managed basis. Under the recently issued rules relating to consolidation and SPEs, non-qualifying securitization entities have to be consolidated. We believe that all of our existing asset-backed SPE structures meet the definition of a qualifying special purpose entity ("QSPE") as defined by SFAS No. 140 and therefore will continue to qualify as off-balance sheet transactions. As part of these related activities, CIT entered into $2.4 billion in notional amount of hedge transactions to protect the related trusts against interest rate risk. CIT is insulated from this risk by entering into offsetting swap transactions with third parties totaling $2.4 billion in notional amount at June 30, 2004.

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

Capitalization

      The following table presents information regarding our capital structure ($ in millions):


                                                               June 30,    December 31,     June 30,
                                                                 2004          2003           2003
                                                              ---------      ---------      ---------
Commercial paper ..........................................   $ 4,170.4      $ 4,173.9      $ 4,576.7
Term debt .................................................    30,261.9       29,239.2       27,854.1
Preferred Capital Securities ..............................       254.6          255.5          256.4
Stockholders' equity(1) ...................................     5,693.1        5,427.8        5,171.8
                                                              ---------      ---------      ---------
Total capitalization ......................................    40,380.0       39,096.4       37,859.0
Goodwill and other intangible assets ......................      (516.4)        (487.7)        (404.1)
                                                              ---------      ---------      ---------
Total tangible capitalization .............................   $39,863.6      $38,608.7      $37,454.9
                                                              =========      =========      =========
Tangible stockholders' equity(1) and Preferred Capital
  Securities to managed assets ............................       10.89%         10.45%         10.50%
Tangible stockholders' equity(1) and Preferred
  Capital Securities ......................................        6.09x          6.14x          6.30x

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

      o  Goodwill and Intangibles

      o  Deferred Income Taxes

      There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from what is described in our 2003 Annual Report on Form 10-K.

Statistical Data

      The following table presents components of net income as a percent of AEA, along with other selected financial data ($ in millions):

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         2004          2003
                                                       ---------     ---------
Finance income .....................................        9.70%        10.70%
Interest expense ...................................        3.19%         3.93%
                                                       ---------     ---------
  Net finance income ...............................        6.51%         6.77%
Depreciation on operating lease equipment ..........        2.51%         3.14%
                                                       ---------     ---------
  Net finance margin ...............................        4.00%         3.63%
Provision for credit losses ........................        0.81%         1.16%
                                                       ---------     ---------
Net finance margin after provision for
  credit losses ....................................        3.19%         2.47%
Other revenue ......................................        2.47%         2.67%
Gain (loss) on venture capital investments .........        0.02%        (0.09)%
                                                       ---------     ---------
Operating margin ...................................        5.68%         5.05%
Salaries and general operating expenses ............        2.71%         2.54%
Gain on redemption of debt .........................        0.23%           --
                                                       ---------     ---------
Income (loss) before provision for income taxes ....        3.20%         2.51%
Provision for income taxes .........................       (1.25)%       (0.98)%
Dividends on preferred capital securities,
  after tax ........................................          --         (0.03)%
                                                       ---------     ---------
  Net income (loss) ................................        1.95%         1.50%
                                                       =========     =========
Average Earning Assets .............................   $37,499.1     $35,194.8
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

      Selected non-GAAP disclosures are presented and reconciled in the table below ($ in millions):


                                                           June 30,   December 31,    June 30,
                                                             2004         2003          2003
                                                           --------   ------------    --------
Managed assets(1)
Finance receivables ....................................  $31,828.6     $31,300.2     $28,413.6
Operating lease equipment, net .........................    7,838.8       7,615.5       7,560.0
Finance receivables held for sale ......................    1,595.2         918.3       1,210.0
Equity and venture capital investments (included
  in other assets) .....................................      190.9         249.9         325.4
                                                          ---------     ---------     ---------
Total financing and leasing portfolio assets ...........   41,453.5      40,083.9      37,509.0
Securitized assets .....................................    8,401.0       9,651.7      10,356.5
                                                          ---------     ---------     ---------
Managed assets .........................................  $49,854.5     $49,735.6     $47,865.5
                                                          =========     =========     =========
Earning assets(2)
Total financing and leasing portfolio assets ...........  $41,453.5     $40,083.9     $37,509.0
Credit balances of factoring clients ...................   (3,292.1)     (3,894.6)     (2,471.6)
                                                          ---------     ---------     ---------
Earning assets .........................................  $38,161.4     $36,189.3     $35,037.4
                                                          =========     =========     =========
Tangible equity(3)
Total equity ...........................................  $ 5,691.8     $ 5,394.2     $ 5,057.6
Other comprehensive loss relating to derivative
  financial instruments ................................        8.1          41.3         122.1
Unrealized gain on securitization investments ..........       (6.8)         (7.7)         (7.9)
Goodwill and intangible assets .........................     (516.4)       (487.7)       (404.1)
                                                          ---------     ---------     ---------
Tangible common equity .................................    5,176.7       4,940.1       4,767.7
Preferred capital securities ...........................      254.6         255.5         256.4
                                                          ---------     ---------     ---------
Tangible equity ........................................  $ 5,431.3     $ 5,195.6     $ 5,024.1
                                                          ---------     ---------     ---------
Debt, net of overnight deposits(4)
Total debt .............................................  $34,686.9     $33,668.6     $32,430.8
Overnight deposits .....................................   (1,347.4)     (1,529.4)       (781.3)
Preferred capital securities ...........................     (254.6)       (255.5)           --
                                                          ---------     ---------     ---------
Debt, net of overnight deposits ........................  $33,084.9     $31,883.7     $31,649.5
                                                          =========     =========     =========
Earnings per share, excluding certain items(5)
GAAP Earnings per share ................................  $    0.82     $    0.72     $    0.65
Gain on debt redemption ................................         --         (0.14)           --
                                                          ---------     ---------     ---------
Adjust earnings per share ..............................  $    0.82     $    0.58     $    0.65
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

Subsequent Events

      On and effective July 21, 2004, the CIT Board of Directors elected Jeffrey
M. Peek as the Company's President and Chief Executive Officer. Mr. Peek, who had previously served as CIT's President and Chief Operating Officer, replaced Albert R. Gamper Jr., who had served as Chairman and Chief Executive Officer since 1987. Mr. Gamper will remain as Chairman until his retirement on December 31, 2004.

      On July 28, 2004, CIT announced that it has agreed to acquire the vendor finance leasing business in Western Europe of CitiCapital, a business unit of Citigroup (NYSE: C). The transaction is subject to customary regulatory approvals and is expected to close in the fourth quarter of this year. The business to be acquired, based in Watford, England, will be integrated into CIT's Specialty Finance Group. The approximately $950 million of acquired assets are principally comprised of leases and loans secured by technology, healthcare, and construction and industrial equipment. A significant majority of the portfolio is located in the U.K. and France, with the remainder in Germany, Spain and Italy.

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

Item 4.  Controls and Procedures

      As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that the information that the Company must disclose in its reports filed under the Securities Exchange Act is communicated and processed in a timely manner. Jeffrey M. Peek, President and Chief Executive Officer, and Joseph M. Leone, Vice Chairman and Chief Financial Officer, participated in this evaluation.

      Based on this evaluation, Messrs. Peek and Leone concluded that, during the last fiscal quarter covered by this report, the Company's disclosure controls and procedures were effective, except as noted in the next paragraph. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

      In connection with the June 2001 acquisition by Tyco, our income tax compliance, reporting and planning function was transferred to Tyco. Following our 2002 IPO, we classified our tax reporting as a "reportable condition", as defined by standards established by the American Institute of Certified Public Accountants. We have made substantial progress regarding this condition and anticipate completing our remediation initiative during the third quarter of 2004.

      We have rebuilt our tax reporting and compliance functions, hired and trained personnel, rebuilt our tax reporting systems, prepared and filed amendments to prior period U.S. Federal income tax returns, implemented tax reporting and compliance processes and controls, prepared a tax basis balance sheet to complete the analysis of deferred tax assets and liabilities as of December 31, 2003, and conducted proof and reconciliation procedures of the tax basis balance sheet. The documentation of our tax processes and internal controls in accordance with Sarbanes-Oxley Section 404 is nearing completion, with testing of controls scheduled to follow. We plan to file our 2003 U.S. Federal income tax returns during the third quarter of 2004 and accordingly, to finalize our December 31, 2003 tax timing differences and related deferred tax assets and liabilities as steps in completing our remediation initiative.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      On April 10, 2003, a putative class action lawsuit, asserting claims under the Securities Act of 1933, was filed in the United States District Court for the Southern District of New York against CIT, its former Chief Executive Officer and its Chief Financial Officer. The lawsuit contained allegations that the registration statement and prospectus prepared and filed in connection with CIT's 2002 IPO were materially false and misleading, principally with respect to the adequacy of CIT's telecommunications-related loan loss reserves at the time. The lawsuit purported to have been brought on behalf of all those who purchased CIT common stock in or traceable to the IPO, and sought, among other relief, unspecified damages or rescission for those alleged class members who still hold CIT stock and unspecified damages for other alleged class members. On June 25, 2003, by order of the United States District Court, the lawsuit was consolidated with five other substantially similar suits, all of which had been filed after April 10, 2003 and one of which named as defendants some of the underwriters in the IPO and certain former directors of CIT. Glickenhaus & Co., a privately held investment firm, has been named lead plaintiff in the consolidated action.

      On September 16, 2003, an amended and consolidated complaint was filed. That complaint contains substantially the same allegations as the original complaints. In addition to the foregoing, two similar suits were brought by certain shareholders on behalf of CIT against CIT and some of its present and former directors under Delaware corporate law.

      CIT believes that the allegations in each of these actions are without merit and that its disclosures were proper, complete and accurate. CIT is vigorously defending itself in these actions.

      In addition, there are various legal proceedings pending against CIT, which have arisen in the ordinary course of business. Management believes that the aggregate liabilities, if any, arising from such actions, including the class action suit above, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of CIT.

Item 2.  Issuer Purchases of Equity Securities

      The following table details the repurchase activity of CIT common stock during 2004:


                                                                Total Number of   Maximum Number
                                                               Shares Purchased of Shares that May
                                         Number of    Average  Under Publically  Yet be Purchased
                                          Shares       Price    Announced Plans   Under the Plans
                                          ------       -----    ---------------   ---------------
Balance at March 31, 2004                  17,522     $39.08
                                         ---------
   April 1 - April 30, 2004               120,000     $34.63        120,000          2,880,000
   May 1 - May 31, 2004                   400,000     $35.29        400,000          2,480,000
   June 1 - June 30, 2004(1)              475,392     $37.62        420,000          2,060,000
                                         ---------
   Total Purchases                        995,392     $36.32
                                         ---------
Reissuances(2)                           (116,184)    $36.13
                                         ---------
Balance at June 30, 2004                  896,730     $36.40
                                         ========

--------------------------------------------------------------------------------
(1) We repurchased an aggregate of 55,392 shares of our common stock in open-market transactions outside of our publically announced plan, including shares purchased to satisfy the requirements of our stock option plan and other equity compensation plans.
(2) Includes the issuance of shares of our common stock upon exercise of stock options and the vesting of restricted stock.

      On April 21, 2004, our Board of Directors approved a common stock repurchase program to acquire up to three million shares of our outstanding common stock. The program authorizes the company to purchase shares on the open market from time to time over a two-year period beginning April 23, 2004. The repurchased common stock are held as treasury shares and may be used for the issuance of shares under CIT's employee stock plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The program may be discontinued at any time and is not expected to have a significant impact on our capitalization.

Item 4.  Submission of Matters to a Vote of Security Holders

      The annual meeting of stockholders was held on May 12, 2004. The following table includes individuals, comprising all of the directors of CIT, who were elected to the Board of Directors, each with the number of votes shown, to serve until the next annual meeting of stockholders, or until succeeded by another qualified director who has been elected, along with all other proposals and vote tallies:

Proposal                                                  Votes          Votes
   No.            Description             Votes For     Withheld        Abstain
--------   -------------------------      ---------     --------        -------
    1      Election of Directors:
           GARY C. BUTLER                189,707,094        21,839      314,700
           WILLIAM A. FARLINGER          187,717,693     2,011,240      314,700
           WILLIAM M. FREEMAN            180,405,318     9,323,615      314,700
           ALBERT R. GAMPER, JR.         187,801,702     1,927,231      314,700
           HON. THOMAS H. KEAN           178,926,637    10,802,296      314,700
           EDWARD J. KELLY, III          183,368,413     6,370,520      314,700
           MARIANNE MILLER PARRS         187,724,900     2,004,033      314,700
           JEFFERY M. PEEK               189,669,868        59,065      314,700
           JOHN R. RYAN                  189,716,529        12,404      314,700
           PETER J. TOBIN                187,648,056     2,080,877      314,700
           LOIS M. VAN DEUSEN            180,419,978     9,308,955      314,700

    2      Ratification of
             Independent Accountants     187,479,053        30,205    2,534,375

    3      Other business                 77,225,493    14,095,383   98,722,757

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

      12.1 CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

      31.1 Certification of Jeffrey M. Peek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Joseph M. Leone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            Current Report on Form 8-K filed April 22, 2004, reporting (i) that CIT declared a dividend of $0.13 per share, payable May 28, 2004 to shareholders of record on May 14, 2004, and (ii) the financial results of CIT as of and for the quarter ended March 31, 2004.

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

August 6, 2004