Form 10-Q
period 2004-09-30
CIT GROUP INC
filed 2004-11-09
CIK 1171825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    Form 10-Q
                                   ----------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [X] No [ ]

      As of October 29, 2004, there were 210,181,847 shares of the Registrant's common stock outstanding.

================================================================================

                         CIT GROUP INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         Part I--Financial Information:

Item 1.  Consolidated Financial Statements .............................    1
         Consolidated Balance Sheets (Unaudited) .......................    1
         Consolidated Statements of Income (Unaudited) .................    2
         Consolidated Statements of Stockholders' Equity (Unaudited) ...    3
         Consolidated Statements of Cash Flows (Unaudited) .............    4
         Notes to Consolidated Financial Statements (Unaudited) ........   5-19

Item 2.  Management's Discussion and Analysis of Financial Condition
and       and Results of Operations and Quantitative and Qualitative
Item 3.  Disclosure about Market Risk ..................................   20-48
Item 4.  Controls and Procedures .......................................   49

                          Part II--Other Information:

Item 1.  Legal Proceedings .............................................   50
Item 2.  Unregistered Sales of Equity Securities
           and Use of Proceeds .........................................   51
Item 6.  Exhibits and Reports on Form 8-K ..............................   51
Signatures .............................................................   53

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         CIT GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                      ($ in millions -- except share data)

                                                      September 30, December 31,
                                                          2004          2003
                                                      ------------  -----------
                                     ASSETS

Financing and leasing assets:
   Finance receivables ..............................   $34,542.8    $31,300.2
   Reserve for credit losses ........................      (637.9)      (643.7)
                                                        ---------    ---------
   Net finance receivables ..........................    33,904.9     30,656.5
   Operating lease equipment, net ...................     7,932.9      7,615.5
   Finance receivables held for sale ................     1,757.3        918.3
Cash and cash equivalents ...........................     2,160.1      1,973.7
Retained interest in securitizations and
   other investments ................................     1,188.4      1,380.8
Goodwill and intangible assets ......................       594.4        487.7
Other assets ........................................     2,475.7      3,310.3
                                                        ---------    ---------
Total Assets ........................................   $50,013.7    $46,342.8
                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Debt:
   Commercial paper .................................   $ 4,496.5    $ 4,173.9
   Variable-rate senior notes .......................    11,507.7      9,408.4
   Fixed-rate senior notes ..........................    21,022.2     19,830.8
   Preferred capital securities .....................       254.2        255.5
                                                        ---------    ---------
Total debt ..........................................    37,280.6     33,668.6
Credit balances of factoring clients ................     3,929.9      3,894.6
Accrued liabilities and payables ....................     2,925.5      3,346.4
                                                        ---------    ---------
   Total Liabilities ................................    44,136.0     40,909.6
Commitments and Contingencies (Note 10)
Minority interest ...................................        40.7         39.0
Stockholders' Equity:
   Preferred stock: $0.01 par value, 100,000,000
     authorized, none issued ........................          --           --
   Common stock: $0.01 par value, 600,000,000
     authorized, 212,092,592 issued, 209,870,336
     outstanding ....................................         2.1          2.1
   Paid-in capital, net of deferred compensation
     of $44.8 and $30.6 .............................    10,672.2     10,677.0
   Accumulated deficit ..............................    (4,675.6)    (5,141.8)
   Accumulated other comprehensive loss .............       (81.1)      (141.6)
   Less: Treasury stock, 2,222,256 and 43,529 shares,
     at cost ........................................       (80.6)        (1.5)
                                                        ---------    ---------
   Total Stockholders' Equity .......................     5,837.0      5,394.2
                                                        ---------    ---------
   Total Liabilities and Stockholders' Equity .......   $50,013.7    $46,342.8
                                                        =========    =========

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    ($ in millions -- except per share data)

                                                                  Quarters Ended               Nine Months Ended
                                                                   September 30,                 September 30,
                                                             --------------------------------------------------------
                                                                2004           2003          2004            2003
                                                             -----------    -----------  -------------    -----------
Finance income ...........................................   $     963.1    $     921.2    $   2,781.2    $   2,803.6
Interest expense .........................................         315.4          333.7          913.4        1,026.2
                                                             -----------    -----------    -----------    -----------
Net finance income .......................................         647.7          587.5        1,867.8        1,777.4
Depreciation on operating lease equipment ................         245.7          252.4          716.5          804.1
                                                             -----------    -----------    -----------    -----------
Net finance margin .......................................         402.0          335.1        1,151.3          973.3
Provision for credit losses ..............................          60.2           82.9          211.5          286.5
                                                             -----------    -----------    -----------    -----------
Net finance margin after provision for
   credit losses .........................................         341.8          252.2          939.8          686.8
Other revenue ............................................         212.5          232.0          676.4          701.6
Gain (loss) on venture capital investments ...............           4.2          (11.3)           7.9          (27.8)
                                                             -----------    -----------    -----------    -----------
Operating margin .........................................         558.5          472.9        1,624.1        1,360.6
Salaries and general operating expenses ..................         256.7          230.3          764.3          676.4
Gain on redemption of debt ...............................            --             --           41.8             --
                                                             -----------    -----------    -----------    -----------
Income before provision for income taxes .................         301.8          242.6          901.6          684.2
Provision for income taxes ...............................        (117.7)         (94.6)        (351.6)        (266.8)
Minority interest, after tax .............................          (0.2)          (0.2)          (0.2)          (0.3)
Dividends on preferred capital securities,
   after tax .............................................            --             --             --           (5.4)
                                                             -----------    -----------    -----------    -----------
Net income ...............................................   $     183.9    $     147.8    $     549.8    $     411.7
                                                             ===========    ===========    ===========    ===========
Earnings per share
Basic earnings per share .................................   $      0.87    $      0.70    $      2.60    $      1.95
                                                             ===========    ===========    ===========    ===========
Diluted earnings per share ...............................   $      0.86    $      0.69    $      2.56    $      1.94
                                                             ===========    ===========    ===========    ===========
Number of shares - basic (thousands) .....................       210,489        211,735        211,286        211,633
                                                             ===========    ===========    ===========    ===========
Number of shares - diluted (thousands) ...................       214,179        213,529        215,116        212,498
                                                             ===========    ===========    ===========    ===========
Dividends per common share ...............................   $      0.13    $      0.12    $      0.39    $      0.36
                                                             ===========    ===========    ===========    ===========

                See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                                 ($ in millions)

                                                                                      Accumulated         Total          Total
                                              Common        Paid-in       Treasury     Earnings/      Comprehensive  Stockholders'
                                               Stock        Capital         Stock      (Deficit)      Income/(Loss)     Equity
                                            ---------   -------------    -----------   ------------   -------------- --------------
Balance December 31, 2003 ..............     $  2.1     $  10,677.0      $   (1.5)     $ (5,141.8)     $ (141.6)       $  5,394.2
Net income .............................         --              --            --           549.8            --             549.8
Foreign currency translation
  adjustments ..........................         --              --            --              --          72.8              72.8
Change in fair values of
  derivatives qualifying as
  cash flow hedges .....................         --              --            --              --         (11.2)            (11.2)
Unrealized losses on equity
  and securitization
  investments, net .....................         --              --            --              --          (1.1)             (1.1)
                                                                                                                       ----------
Total comprehensive income .............         --              --            --              --            --             610.3
                                                                                                                       ----------
Cash dividends .........................         --              --            --           (83.6)           --             (83.6)
Restricted common stock grants .........         --            17.8            --              --            --              17.8
Treasury stock purchased,
  at cost ..............................         --              --        (137.9)             --            --            (137.9)
Exercise of stock option awards ........         --           (22.6)         58.8              --            --              36.2
                                             ------     -----------      --------      ----------      --------        ----------
Balance September 30, 2004 .............     $  2.1     $  10,672.2      $  (80.6)     $ (4,675.6)     $  (81.1)       $  5,837.0
                                             ======     ===========      ========      ==========      ========        ==========

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in millions)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                         ----------------------------------
                                                                                              2004                  2003
                                                                                         ----------------------------------
Cash Flows From Operations
Net income (loss) ....................................................................   $     549.8            $     411.7
Adjustments to reconcile net income to net cash flows from operations:
   Depreciation and amortization .....................................................         747.5                  831.4
   Provision for credit losses .......................................................         211.5                  286.5
   Provision for deferred federal income taxes .......................................         274.2                  229.6
   Gains on equipment, receivable and investment sales ...............................        (174.3)                (158.9)
   Gain on debt redemption ...........................................................         (41.8)                    --
   Decrease/(increase) in other assets ...............................................         133.5                 (161.6)
   (Decrease) increase in accrued liabilities and payables ...........................        (258.1)                 162.4
   Other .............................................................................         (74.7)                 (55.2)
                                                                                         -----------            -----------
Net cash flows provided by operations ................................................       1,367.6                1,545.9
                                                                                         -----------            -----------
Cash Flows From Investing Activities
Loans extended .......................................................................     (41,984.7)             (38,740.8)
Collections on loans .................................................................      35,665.6               32,794.5
Proceeds from asset and receivable sales .............................................       5,587.0                5,693.7
Purchase of finance receivable portfolios ............................................      (2,027.4)                (961.9)
Purchases of assets to be leased .....................................................        (874.3)              (1,672.1)
Acquisitions, net of cash acquired ...................................................        (724.8)                    --
Net decrease in short-term factoring receivables .....................................        (416.1)                (529.4)
Goodwill and intangibles acquired ....................................................        (114.1)                    --
Other ................................................................................          69.2                   23.0
                                                                                         -----------            -----------
Net cash flows (used for) investing activities .......................................      (4,819.6)              (3,393.0)
                                                                                         -----------            -----------
Cash Flows From Financing Activities
Proceeds from the issuance of variable and fixed-rate notes ..........................      10,071.7                8,608.9
Repayments of variable and fixed-rate notes ..........................................      (6,549.8)              (6,316.3)
Net increase (decrease) in commercial paper ..........................................         322.6                  (38.8)
Net repayments of non-recourse leveraged lease debt ..................................         (38.6)                 (96.8)
Cash dividends paid ..................................................................         (83.6)                 (76.3)
Other ................................................................................         (83.9)                  (1.2)
                                                                                         -----------            -----------
Net cash flows provided by financing activities ......................................       3,638.4                2,079.5
                                                                                         -----------            -----------
Net increase in cash and cash equivalents ............................................         186.4                  232.4
Cash and cash equivalents, beginning of period .......................................       1,973.7                2,036.6
                                                                                         -----------            -----------
Cash and cash equivalents, end of period .............................................   $   2,160.1            $   2,269.0
                                                                                         ===========            ===========
Supplementary Cash Flow Disclosure
Interest paid ........................................................................   $     911.7            $   1,110.3
Federal, foreign, state and local income
  taxes paid, net ....................................................................   $      74.4            $      53.1

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

      These financial statements, which have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States ("GAAP") and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Financial statements in this Form 10-Q have not been audited by independent registered public accountants in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT's financial position and results of operations. Certain prior period amounts have been reclassified to conform to the current presentation.

Stock Based Compensation

      CIT has elected to apply Accounting Principles Board Opinion 25 ("APB 25") rather than the optional provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" in accounting for its stock-based compensation plans. Under APB 25, CIT does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table presents the pro forma information required by SFAS 123 as if CIT had accounted for stock options granted under the fair value method of SFAS 123, as amended ($ in millions, except per share data):

                                                                               Quarters Ended         Nine Months Ended
                                                                                September 30,           September 30,
                                                                          -------------------------------------------------
                                                                             2004        2003          2004          2003
                                                                          ---------  ---------     ---------      ---------
Net income as reported .................................................  $   183.9  $   147.8     $   549.8      $   411.7
Stock-based compensation expense -- fair value method, after tax .......        5.1        6.8          15.6           18.5
                                                                          ---------  ---------     ---------      ---------
Pro forma net income ...................................................  $   178.8  $   141.0     $   534.2      $   393.2
                                                                          =========  =========     =========      =========
Basic earnings per share as reported ...................................  $    0.87  $    0.70     $    2.60      $    1.95
                                                                          =========  =========     =========      =========
Basic earnings per share pro forma .....................................  $    0.85  $    0.67     $    2.53      $    1.86
                                                                          =========  =========     =========      =========
Diluted earnings per share as reported .................................  $    0.86  $    0.69     $    2.56      $    1.94
                                                                          =========  =========     =========      =========
Diluted earnings per share pro forma ...................................  $    0.83  $    0.66     $    2.48      $    1.85
                                                                          =========  =========     =========      =========

      For the quarters ended September 30, 2004 and 2003, net income includes $3.4 million and $2.1 million of after-tax compensation cost related to restricted stock awards. These costs for the nine months ended September 30, 2004 and 2003 totaled $10.9 million and $3.3 million, after tax.

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

                         CIT GROUP INC. AND SUBSIDIARIES

      In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" ("FSP 106-1"). For the third quarter of 2004, the Company accounted for the effects of the Medicare Prescription Drug and Modernization Act of 2003 by recognizing the impact of the Medicare prescription drug subsidy prospectively from July 1, 2004. The subsidy reduced the July 1, 2004 Accumulated Post Retirement Benefit Obligation and 2004 annual related expense by $3.5 million and $0.3 million, respectively.

      In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3, which is effective for fiscal years beginning after December 15, 2003, requires acquired loans to be carried at fair value and prohibits the establishment of credit loss valuation reserves at acquisition for loans that have evidence of credit deterioration since origination.

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

Note 2 -- Earnings Per Share

      Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the denominator and averaged approximately 18.2 million shares and 17.6 million shares for the quarters ended September 30, 2004 and 2003, and 18.1 million shares and 18.0 million shares for the nine months ended September 30, 2004 and 2003, respectively.

                         CIT GROUP INC. AND SUBSIDIARIES

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented ($ in millions, except per share amounts, which are in whole dollars; weighted-average share balances in thousands):

                                                    Income        Shares     Per Share        Income        Shares     Per Share
                                                  (Numerator)  (Denominator)  Amount        (Numerator)  (Denominator)  Amount
                                                  -----------  -------------  --------     -----------  ------------- ----------
                                                    Quarter Ended September 30, 2004          Quarter Ended September 30, 2003
                                                  ------------------------------------     -------------------------------------
Basic EPS:
   Income available to common stockholders .....   $  183.9        210,489    $   0.87       $  147.8      211,735     $   0.70
Effect of Dilutive Securities:
   Restricted shares ...........................         --            649          --             --          284           --
   Stock options ...............................         --          3,041    $   0.01             --        1,510     $   0.01
                                                   --------        -------                   --------      -------
Diluted EPS ....................................   $  183.9        214,179    $   0.86       $  147.8      213,529     $   0.69
                                                   ========        =======                   ========      =======

                                                  Nine Months Ended September 30, 2004     Nine Months Ended September 30, 2003
                                                  ------------------------------------     -------------------------------------
Basic EPS:
   Income available to common
     stockholders ..............................   $  549.8        211,286    $   2.60       $  411.7      211,633     $   1.95
Effect of Dilutive Securities:
   Restricted shares ...........................       --              650       --              --            355        --
   Stock options ...............................       --            3,180    $   0.04           --            510     $   0.01
                                                   --------        -------                   --------      -------
Diluted EPS ....................................   $  549.8        215,116    $   2.56       $  411.7      212,498     $   1.94
                                                   ========        =======                   ========      =======


Note 3 -- Business Segment Information

      The selected financial information by business segment presented below is based upon a fixed leverage ratio across business units and the allocation of most corporate expenses. ($ in millions).

                                                                                                Total
                                              Specialty   Commercial   Equipment    Capital    Business    Corporate
                                               Finance     Finance      Finance     Finance    Segments    and Other  Consolidated
                                              ---------   ---------   ---------    --------    ---------    -------     ---------
Quarter Ended September 30, 2004
Operating margin .........................    $   238.7   $   173.4   $    54.6    $   71.1    $   537.8    $  20.7     $   558.5
Income taxes .............................         52.0        47.8        12.2        13.5        125.5       (7.8)        117.7
Net income (loss) ........................         84.1        78.3        19.1        25.8        207.3      (23.4)        183.9

Quarter Ended September 30, 2003
Operating margin .........................    $   218.7   $   142.0   $    35.8    $   63.0    $   459.5    $  13.4     $   472.9
Income taxes .............................         45.7        37.5         5.8        15.8        104.8      (10.2)         94.6
Net income (loss) ........................         71.6        58.8         9.0        24.4        163.8      (16.0)        147.8

At or for the Nine Months Ended
   September 30, 2004
Operating margin .........................    $   697.1   $   494.9   $   154.6    $  211.3    $ 1,557.9    $  66.2     $ 1,624.1
Income taxes .............................        139.6       132.6        33.7        44.4        350.3        1.3         351.6
Net income (loss) ........................        244.0       217.6        52.6        78.6        592.8      (43.0)        549.8
Total financing and leasing assets .......     15,716.8    12,463.6     6,844.6     9,394.2     44,419.2       --        44,419.2
Total managed assets .....................     20,787.0    12,463.6     9,769.3     9,394.2     52,414.1       --        52,414.1

At or for the Nine Months Ended
   September 30, 2003
Operating margin .........................    $   613.6   $   429.1   $   111.8    $  158.1    $ 1,312.6    $  48.0     $ 1,360.6
Income taxes .............................        119.3       115.8        17.7        35.4        288.2      (21.4)        266.8
Net income (loss) ........................        186.8       181.3        27.6        55.3        451.0      (39.3)        411.7
Total financing and leasing assets .......     12,126.9    11,192.1     6,732.6     9,108.1     39,159.7       --        39,159.7
Total managed assets .....................     18,763.4    11,192.1    10,237.1     9,108.1     49,300.7       --        49,300.7

                         CIT GROUP INC. AND SUBSIDIARIES

Note 4 -- Concentrations

      The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets ($ in millions):

                                                                 September 30, 2004           December 31, 2003
                                                                --------------------       ------------------------
Geographic
North America:
   Northeast ...............................................    $ 8,749.9      19.7%       $ 8,319.8         20.8%
   West ....................................................      8,386.0      18.9%         7,485.5         18.7%
   Midwest .................................................      6,749.3      15.2%         5,996.2         14.9%
   Southeast ...............................................      6,232.1      14.0%         5,558.6         13.9%
   Southwest ...............................................      4,976.3      11.2%         4,423.1         11.0%
   Canada ..................................................      2,189.3       4.9%         2,055.5          5.1%
                                                                ---------     -----        ---------        -----
Total North America ........................................     37,282.9      83.9%        33,838.7         84.4%
Other foreign ..............................................      7,136.3      16.1%         6,245.2         15.6%
                                                                ---------     -----        ---------        -----
   Total ...................................................    $44,419.2     100.0%       $40,083.9        100.0%
                                                                =========     =====        =========        =====

Industry
Manufacturing(1) ...........................................    $ 7,279.7      16.4%       $ 7,340.6         18.3%
Retail(2) ..................................................      6,363.4      14.3%         5,630.9         14.0%
Commercial airlines (including regional airlines) ..........      5,317.9      12.0%         5,039.3         12.6%
Consumer based lending -- home mortgage ....................      4,186.4       9.4%         2,679.6          6.7%
Service industries .........................................      3,116.1       7.0%         2,608.3          6.5%
Transportation(3) ..........................................      2,833.6       6.4%         2,934.9          7.3%
Consumer based lending -- non-real estate(4) ...............      2,206.1       5.0%         1,862.1          4.7%
Wholesaling ................................................      1,760.1       3.9%         1,374.7          3.4%
Construction equipment .....................................      1,587.8       3.6%         1,571.2          3.9%
Communications(5) ..........................................      1,312.1       2.9%         1,386.5          3.5%
Automotive Services ........................................      1,184.6       2.7%         1,152.3          2.9%
Other (no industry greater than 3.0%)(6) ...................      7,271.4      16.4%         6,503.5         16.2%
                                                                ---------     -----        ---------        -----
   Total ...................................................    $44,419.2     100.0%       $40,083.9        100.0%
                                                                =========     =====        =========        =====

- ----------
(1) Includes manufacturers of apparel (3.2%), followed by food and kindred products, textiles, transportation equipment, chemical and allied products, rubber and plastics, industrial machinery and equipment, and other industries.

(2)   Includes retailers of apparel (6.6%) and general merchandise (4.1%).

(3)   Includes  rail,  bus,   over-the-road  trucking  industries  and  business
      aircraft.

(4) Includes receivables from consumers for products in various industries such as manufactured housing, recreational vehicles, marine and computers and related equipment.

(5) Includes $347.6 million and $556.3 million of equipment financed for the telecommunications industry at September 30, 2004 and December 31, 2003, respectively, but excludes telecommunications equipment financed for other industries.

(6) Included in "Other" above are financing and leasing assets in the energy, power and utilities sectors, which totaled $1.0 billion, or 2.3% of total financing and leasing assets at September 30, 2004. This amount includes approximately $659.3 million in project financing and $258.5 million in rail cars on lease.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 5 -- Retained Interests in Securitizations and Other Investments

      The following table details the components of retained interests in securitizations and other investments ($ in millions):

                                                                                September 30,    December 31,
                                                                                    2004             2003
                                                                                -------------    ------------
Retained interests in commercial loans:
   Retained subordinated securities..........................................      $ 405.7          $ 536.6
   Interest-only strips......................................................        301.4            366.8
   Cash reserve accounts.....................................................        293.7            226.3
                                                                                  --------         --------
   Total retained interests in commercial loans..............................      1,000.8          1,129.7
                                                                                  --------         --------
Retained interests in consumer loans:
   Retained subordinated securities..........................................         78.3             86.7
   Interest-only strips......................................................         29.6             58.9
   Cash reserve accounts.....................................................         16.2             34.0
                                                                                  --------         --------
   Total retained interests in consumer loans................................        124.1            179.6
                                                                                  --------         --------
Total retained interests in securitizations..................................      1,124.9          1,309.3
Aerospace equipment trust certificates.......................................         63.5             71.5
                                                                                  --------         --------
   Total.....................................................................     $1,188.4         $1,380.8
                                                                                  ========         ========


Note 6 -- Accumulated Other Comprehensive Loss

      The  following   table  details  the  components  of   accumulated   other
comprehensive loss, net of tax ($ in millions):

                                                                                September 30,    December 31,
                                                                                    2004             2003
                                                                                -------------    ------------
Foreign currency translation adjustments.....................................     $(33.0)           $(105.8)
Changes in fair values of derivatives qualifying as cash flow hedges.........      (52.5)             (41.3)
Unrealized gain on equity and securitization investments.....................        5.2                6.3
Minimum pension liability adjustments........................................       (0.8)              (0.8)
                                                                                  --------         --------
   Total accumulated other comprehensive loss................................     $(81.1)           $(141.6)
                                                                                  ========         ========

Note 7 -- Derivative Financial Instruments

      As part of managing exposure to interest rate, foreign currency, and, in limited instances, credit risk, CIT, as an end-user, enters into various derivative transactions, all of which are transacted in over-the-counter markets with other financial institutions acting as principal counterparties. Derivatives are utilized for hedging purposes only, and our policy prohibits entering into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and to achieve hedge accounting treatment, whenever possible, substantially all derivatives entered into are designated according to a hedge objective against a specific or forecasted liability or, in limited instances, assets. The notional amounts, rates, indices, and maturities of our derivatives closely match the related terms of the underlying hedged items.

      CIT utilizes interest rate swaps to exchange variable-rate interest underlying forecasted issuances of commercial paper, specific variable-rate debt instruments, and, in limited instances, variable-rate assets for fixed-rate amounts. These interest rate swaps are designated as cash flow hedges and changes in fair value of these swaps, to the extent they are effective as a hedge, are recorded in other comprehensive income. Ineffective amounts are recorded in interest expense. Interest rate swaps are also utilized to convert fixed-rate interest on specific debt instruments to variable-rate amounts. These interest rate swaps are designated as fair value hedges and changes in fair value of the swaps are effectively recorded as an adjustment to the carrying value of the hedged item, as the offsetting changes in fair value of the swaps and the hedged items are recorded in earnings.

                         CIT GROUP INC. AND SUBSIDIARIES

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedge designation ($ in millions):

                                                Notional Amount
                                     --------------------------------------
                                         September 30,     December 31,
                                             2004              2003
                                     --------------------------------------
                                                                             Effectively   converts   the  interest
                                                                             rate  on  an   equivalent   amount  of
Floating to fixed-rate swaps --                                              commercial paper, variable-rate notes
  cash flow hedges...................       $ 5,637.5          $2,615.0      and selected assets to a fixed rate.

                                                                             Effectively   converts   the  interest
                                                                             rate on an equivalent amount of
Fixed to floating-rate swaps --                                              fixed-rate notes and selected assets
  fair value hedges..................         8,363.1           6,758.2      to a variable rate.
                                            ---------          --------
Total interest rate swaps............       $14,000.6          $9,373.2
                                            =========          ========

      In addition to the swaps in the table above, in conjunction with securitizations, CIT has $2.3 billion in notional amount of interest rate swaps outstanding with the related trusts to protect the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $2.3 billion in notional amount at September 30, 2004 to insulate the related interest rate risk.

      CIT utilizes foreign currency exchange forward contracts to hedge currency risk underlying foreign currency loans to subsidiaries and the net investments in foreign operations. These contracts are designated as foreign currency cash flow hedges or net investment hedges and changes in fair value of these contracts are recorded in other comprehensive income along with the translation gains and losses on the underlying hedged items. CIT utilizes cross currency swaps to hedge currency risk underlying foreign currency debt and selected foreign currency assets. These swaps are designated as foreign currency cash flow hedges or foreign currency fair value hedges and changes in fair value of these contracts are recorded in other comprehensive income (for cash flow hedges), or effectively as a basis adjustment (including the impact of the offsetting adjustment to the carrying value of the adjusted item) to the hedged item (for fair value hedges) along with the translation gains and losses on the underlying hedged items. CIT also utilizes Treasury locks (bond forwards) to hedge interest rate risk associated with planned debt issuances. These derivatives are designated as cash flow hedges of a forecasted transaction, with changes in fair value of these contracts recorded in other comprehensive income. Gains and losses recorded in other comprehensive income are reclassified to earnings in the same period that the forecasted debt issuance impacts earnings.

      The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as cash flow hedges are presented in the following table ($ in millions):

                                                                            Fair Value                     Total
                                                                            Adjustments   Income Tax    Unrealized
                                                                          of Derivatives    Effects        Loss
                                                                         ---------------- -----------   -----------
Balance at December 31, 2003 -- unrealized loss.....................           $64.6        $(23.3)         $41.3
Changes in values of derivatives qualifying as cash flow hedges....             18.4          (7.2)          11.2
                                                                               -----        ------          -----
Balance at September 30, 2004 -- unrealized loss....................           $83.0        $(30.5)         $52.5
                                                                               =====        ======          =====

      The unrealized loss as of September 30, 2004, presented in the preceding table, primarily reflects our use of interest rate swaps to convert variable-rate debt to fixed-rate debt, followed by lower market interest rates. For the quarter ended September 30, 2004, the ineffective portion of changes in the fair value of cash flow hedges amounted to $0.2 million and has been recorded as an increase to interest expense and for the nine months ended September 30, 2004, the ineffective portion amounted to $0.5 million and has been recorded as a decrease to interest expense. Assuming no change in interest
rates,   approximately   $12.8  million,   net  of  tax,  of  Accumulated

                         CIT GROUP INC. AND SUBSIDIARIES

Other Comprehensive Loss is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made. The Accumulated Other Comprehensive Loss (along with the corresponding swap liability) will be adjusted as market interest rates change over the remaining life of the swaps.

      During 2004, CIT entered into credit default swaps, with a combined notional value of $98.0 million and terms of 5 years, to economically hedge certain CIT credit exposures. These swaps do not meet the requirements for hedge accounting treatment and therefore are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income. The cumulative fair value adjustment as of September 30, 2004 amounted to a $2.4 million pretax loss.

Note 8 -- Certain Relationships and Related Transactions

      CIT is a partner with Dell Inc. ("Dell") in Dell Financial Services L.P. ("DFS"), a joint venture that offers financing to Dell's customers. The joint venture provides Dell with financing and leasing capabilities that are complementary to its product offerings and provides CIT with a steady source of new financings. On September 8, 2004, CIT and Dell agreed to extend the current agreement beyond October 2005 and to modify certain contractual terms of the relationship. The new agreements provide CIT with the right to purchase a minimum percentage of DFS's finance receivables on a declining scale through January 2010. Dell also has the option to purchase CIT's 30% interest in DFS in February 2008 based on a formula tied to DFS profitability, within a range of $100 million to $345 million.

      CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has limited recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income and losses generated by DFS as determined under GAAP are allocated 70% to Dell and 30% to CIT. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell, with one independent director. DFS is not consolidated in CIT's financial statements and is accounted for under the equity method. At September 30, 2004 and December 31, 2003, financing and leasing assets related to the DFS program (included in the CIT Consolidated Balance Sheet) were $2.4 billion and $1.4 billion, and securitized assets included in managed assets were $2.0 billion and $2.5 billion. In addition to the owned and securitized assets acquired from DFS, CIT's investment in and loans to the joint venture were approximately $192 million and $205 million at September 30, 2004 and December 31, 2003.

      CIT also has a joint venture arrangement with Snap-on Incorporated ("Snap-on") that has a similar business purpose and model to the DFS arrangement described above, including credit recourse on defaulted receivables. The agreement with Snap-on extends until January 2006. CIT and Snap-on have 50% ownership interests, 50% board of directors' representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT's financial statements. At September 30, 2004 and December 31, 2003, the related financing and leasing assets and securitized assets were $1.1 billion and $0.1 billion, respectively. In addition to the owned and securitized assets purchased from the Snap-on joint venture, CIT's investment in and loans to the joint venture were approximately $17 million at both September 30, 2004 and December 31, 2003. Both the Snap-on and the Dell joint venture arrangements were acquired in a 1999 acquisition.

      Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce ("CIBC") in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT's financial statements and is accounted for under the equity method. As of September 30, 2004 and December 31, 2003, CIT's investment in and loans to the joint venture were $175 million and $119 million.

      CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT's interests in certain of these entities were acquired by CIT in November 1999, and others were subsequently entered into in the normal course of business. At September 30, 2004 and December 31, 2003, other assets included $18 million and $21 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

                         CIT GROUP INC. AND SUBSIDIARIES

      Certain shareholders of CIT provide investment management services in the normal course of business in conjunction with CIT's employee benefit plans.

Note 9 -- Post retirement and Other Benefit Plans

      The following table discloses various components of pension expense ($ in millions):

                                                                  For the Quarters          For the Nine Months
                                                                 Ended September 30,        Ended September 30,
                                                                 -------------------        --------------------
Retirement Plans                                                   2004       2003           2004        2003
                                                                 -------     ------         -------     -------
 Service cost..............................................       $ 4.4      $ 3.9          $ 13.3      $ 11.7
 Interest cost.............................................         3.9        3.6            11.7        10.8
 Expected return on plan assets............................        (4.0)      (2.4)          (12.1)       (7.0)
 Amortization of net loss..................................         0.7        0.9             2.1         2.6
                                                                  -----      -----           -----       -----
 Net periodic benefit cost.................................       $ 5.0      $ 6.0          $ 15.0      $ 18.1
                                                                  =====      =====           =====       =====
 Postretirement Plans
 Service cost..............................................       $ 0.5      $ 0.3           $ 1.4       $ 1.1
 Interest cost.............................................         0.8        0.8             2.5         2.3
 Amortization of net loss..................................          --         --             0.5         0.1
                                                                  -----      -----           -----       -----
 Net periodic benefit cost.................................       $ 1.3      $ 1.1           $ 4.4       $ 3.5
                                                                  =====      =====           =====       =====

Note 10 -- Commitments and Contingencies

      In the normal course of meeting the financing needs of its customers, CIT enters into various credit-related commitments, including commitments to provide financing and leasing capital, letters of credit and guarantees. Standby letters of credit obligate CIT to pay the beneficiary of the letter of credit in the event that a CIT client to which the letter of credit was issued does not meet its related obligation to the beneficiary. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. To minimize potential credit risk, CIT generally requires collateral and other credit-related terms and conditions from the customer. At the time credit-related commitments are granted, the fair value of the underlying collateral and guarantees typically approximates or exceeds the contractual amount of the commitment. In the event a customer defaults on the underlying transaction, the maximum potential loss will generally be limited to the contractual amount outstanding less the value of all underlying collateral and guarantees.

      Guarantees are issued primarily in conjunction with CIT's factoring product, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. In the event that the customer is unable to pay according to the contractual terms, then the receivables would be purchased. As of September 30, 2004, there were no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

      The   accompanying   table   summarizes   the   contractual   amounts   of
credit-related commitments ($ in millions):

                                                                                                    December 31,
                                                                      September 30, 2004                2003
                                                             ------------------------------------   ------------
                                                                 Due to Expire
                                                             --------------------
                                                              Within        After        Total          Total
                                                             One Year     One Year    Outstanding    Outstanding
                                                             --------     --------    -----------    -----------
Financing and leasing assets............................     $1,010.4     $6,403.6     $7,414.0       $5,934.3
Letters of credit and acceptances:
  Standby letters of credit.............................        422.7        189.4        612.1          508.7
  Other letters of credit...............................        614.4         46.7        661.1          694.0
  Acceptances...........................................         25.0           --         25.0            9.3
Guarantees..............................................        112.9         12.3        125.2          133.2
Venture capital fund commitments........................          3.4         93.6         97.0          124.2

                         CIT GROUP INC. AND SUBSIDIARIES

      Commitments to purchase commercial aircraft from both Airbus Industrie and The Boeing Company are detailed below ($ in millions):

                                                              September 30, 2004         December 31, 2003
                                                             --------------------       -------------------
Calendar Year                                                 Amount        Units       Amount        Units
- -------------                                                 ------        -----       ------        -----
2004 (Remaining)........................................      $ 279.0          7         $ 634.0        15
2005....................................................        906.0         18           952.0        20
2006....................................................      1,002.0         20         1,088.0        21
2007....................................................        260.0          5           260.0         5
                                                             --------         --        --------        --
Total...................................................     $2,447.0         50        $2,934.0        61
                                                             ========         ==        ========        ==

      The commitment amounts above are based on appraised values. Actual amounts will vary based upon market factors at the time of delivery.

      Outstanding commitments to purchase equipment, other than the aircraft detailed above, totaled $280.9 million at September 30, 2004 and $197.2 million at December 31, 2003. CIT is party to a railcar sale-leaseback transaction under which it is obligated to pay a remaining total of $457.8 million, comprised of approximately $28.5 million per year through 2010 and declining thereafter through 2024, which is more than offset by scheduled payments from CIT's re-lease of the assets, contingent on our ability to maintain railcar usage. In conjunction with this sale-leaseback transaction, CIT has guaranteed all obligations of the related consolidated lessee entity.

      CIT has guaranteed the public and private debt securities of a number of its wholly owned, consolidated subsidiaries, including those disclosed in Note 14 -- Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT's subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies. In addition, CIT has guaranteed, on behalf of certain non-consolidated subsidiaries, $11.9 million of third party debt, which is not reflected in the consolidated balance sheet at September 30, 2004.

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

      On September 9, 2004, Exquisite Caterers v. Popular Leasing et al. ("Exquisite Caterers"), a putative class action, was filed against 13 financial institutions, including CIT, who had acquired equipment leases ("NorVergence Leases") from NorVergence, Inc., a reseller of telecommunications and Internet services to

                         CIT GROUP INC. AND SUBSIDIARIES
businesses. The Exquisite Caterers lawsuit is pending in the U.S. District Court for the District of New Jersey. Exquisite Caterers based its complaint on allegations that NorVergence misrepresented the capabilities of the equipment leased to its customers and overcharged for the equipment. The complaint asserts that the NorVergence Leases are unenforceable and seeks rescission, punitive damages, treble damages and attorneys' fees. In addition, putative class action suits in Florida and Texas and several individual suits, all based upon the same core allegations and seeking the same relief, have been filed by NorVergence customers against CIT and the other financial institutions.

      On July 14, 2004, the U.S. Bankruptcy Court ordered the liquidation of NorVergence under Chapter 7 of the Bankruptcy Code. Since then, the Attorneys General of Florida, New Jersey, New York, Illinois and Texas commenced investigations of NorVergence and the financial institutions, including CIT, who purchased NorVergence Leases. CIT has cooperated with the Attorneys General and agreed to refrain from collection activities related to the NorVergence Leases in each of these States pending the outcome of the investigations.

      In addition, there are various proceedings against CIT, which have arisen in the ordinary course of business. While the outcomes of the above mentioned and ordinary course legal proceedings and the related activities are not certain, based on present assessments, management does not believe that they will have a material adverse effect on the financial condition of CIT.

Note 12 -- Severance and Facility Restructuring Reserves

      The following table summarizes previously established purchase accounting liabilities (pre-tax) related to severance of employees and closing facilities, as well as 2004 restructuring activities during 2004 ($ in millions):

                                                              Severance           Facilities
                                                       --------------------  ---------------------
                                                       Number of              Number of                 Total
                                                       Employees    Reserve  Facilities    Reserve    Reserves
                                                       ---------    -------  ----------    -------    --------
Balance December 31, 2003.........................         43        $ 2.3        12        $ 7.2       $ 9.5
Additions.........................................        217         14.7         4          4.5        19.2
Utilization.......................................        (82)        (4.2)       (2)        (5.1)       (9.3)
                                                          ---        -----        --        -----       -----
Balance at September 30, 2004.....................        178        $12.8        14        $ 6.6       $19.4
                                                          ===        =====        ==        =====       =====

      The beginning reserves relate largely to the restructuring of the European operations and include amounts payable within the next year to individuals who chose to receive payments on a periodic basis. The facility reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining lease terms, generally 6 years. The additions to restructuring reserves in 2004 relate to two initiatives: (1) the second quarter combination of the former Structured Finance with Capital Finance and the transfer of the communications and media portfolio to Commercial Finance ($3.6 million) and (2) the third quarter acquisition of a Western European vendor finance and leasing business ($15.6 million). Costs related to the Capital Finance combination were included in current period earnings, while restructuring liabilities related to the vendor finance and leasing acquisition were established under purchase accounting in conjunction with fair value adjustments to purchased assets and liabilities.

Note 13 -- Goodwill and Intangible Assets

      Goodwill and intangible assets totaled $594.4 million and $487.7 million at September 30, 2004 and December 31, 2003, respectively. The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), under which goodwill is no longer amortized but instead is assessed for impairment at least annually. As part of the adoption, the Company allocated its existing goodwill to each of its reporting units as of October 1, 2001. Under the transition provisions of SFAS 142, there was no goodwill impairment as of October 1, 2001.

                         CIT GROUP INC. AND SUBSIDIARIES

      The most recent goodwill impairment analysis was performed during the fourth quarter of 2003, which indicated that the fair value of goodwill was in excess of the carrying value. During the September 2004 quarter, goodwill increased in Specialty Finance due to the Western European vendor finance and leasing business acquisition. The following table summarizes the goodwill balance by segment ($ in millions):

                                              Specialty    Commercial
                                               Finance       Finance     Total
                                               -------       -------     -----
Balance at December 31, 2003...............     $12.7        $370.4      $383.1
Additions..................................      49.2            --        49.2
                                                -----        ------      ------
Balance at September 30, 2004..............     $61.9        $370.4      $432.3
                                                =====        ======      ======

      The Western European vendor finance and leasing acquisition increased goodwill and intangibles by approximately $80 million. Management is in the process of finalizing additional integration plans relating to this acquisition. Accordingly, additional purchase accounting refinements may result in an adjustment to goodwill and acquired intangibles.

      Other intangible assets, net, are comprised primarily of acquired customer relationships (Specialty Finance and Commercial Finance balances), as well as proprietary computer software and related transaction processes (Commercial Finance). The following table summarizes the intangible asset, net balances by segment ($ in millions):

                                              Specialty    Commercial
                                               Finance       Finance     Total
                                               -------       -------     -----
Balance at December 31, 2003...............      $ --        $104.6      $104.6
Additions..................................      64.9           0.4        65.3
Amortization...............................      (1.0)         (6.8)       (7.8)
                                                -----        ------      ------
Balance at September 30, 2004..............     $63.9         $98.2      $162.1
                                                =====        ======      ======

      The increase was primarily related to two acquisitions, the Western European vendor finance and leasing business in the third quarter of 2004 and a technology business in the second quarter of 2004. Other intangible assets are being amortized over their corresponding respective lives ranging from five to twenty years in relation to the related revenue streams, where applicable. Amortization expense totaled $3.3 million and $7.8 million for the quarter and nine months ended September 30, 2004 versus $1.1 million and $3.3 million for the respective prior year periods. Accumulated amortization totaled $18.2 million and $10.4 million at September 30, 2004 and December 31, 2003. The projected amortization for the years ended December 31, 2004 through December 31, 2008 is: $12.2 million for 2004; $17.2 million for 2005; $16.1 million for
2006; and $12.8 million for 2007 and 2008.

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

                                                                              CIT
                CONSOLIDATING                     CIT          Capita       Holdings        Other
                BALANCE SHEETS                 Group Inc.    Corporation      LLC        Subsidiaries     Eliminations    Total
                --------------                -----------    -----------   ----------    ------------     ------------  -----------
September 30, 2004
ASSETS
Net finance receivables ...................   $   1,118.5    $  3,268.6   $  1,439.9     $  28,077.9     $       --    $  33,904.9
Operating lease equipment, net ............            --         512.3        127.4         7,293.2             --        7,932.9
Finance receivables held for sale .........            --          85.2         77.7         1,594.4             --        1,757.3
Cash and cash equivalents .................       1,465.3         550.9        252.6          (108.7)            --        2,160.1
Other assets ..............................       7,930.9        (298.7)       448.6         2,014.7       (5,837.0)       4,258.5
                                              -----------    ----------   ----------     -----------     ----------    -----------
   Total Assets ...........................   $  10,514.7    $  4,118.3   $  2,346.2     $  38,871.5     $ (5,837.0)   $  50,013.7
                                              ===========    ==========   ==========     ===========     ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ......................................   $  34,771.6    $    476.9   $  1,364.1     $     668.0     $       --    $  37,280.6
Credit balances of
   factoring clients ......................            --            --           --         3,929.9             --        3,929.9
Accrued liabilities and payables ..........     (30,093.9)      3,135.7       (311.3)       30,195.0             --        2,925.5
                                              -----------    ----------   ----------     -----------     ----------    -----------
   Total Liabilities ......................       4,677.7       3,612.6      1,052.8        34,792.9             --       44,136.0
Minority interest .........................            --            --           --            40.7             --           40.7
Total Stockholders' Equity ................       5,837.0         505.7      1,293.4         4,037.9       (5,837.0)       5,837.0
                                              -----------    ----------   ----------     -----------     ----------    -----------
   Total Liabilities and
   Stockholders' Equity ...................   $  10,514.7    $  4,118.3   $  2,346.2     $  38,871.5     $ (5,837.0)   $  50,013.7
                                              ===========    ==========   ==========     ===========     ==========    ===========

December 31, 2003
ASSETS
Net finance receivables ...................   $   1,581.3    $  3,755.4   $  1,208.8     $  24,111.0     $       --    $  30,656.5
Operating lease equipment, net ............            --         580.3        146.4         6,888.8             --        7,615.5
Finance receivables held for sale .........            --          80.0        163.8           674.5             --          918.3
Cash and cash equivalents .................       1,479.9         410.6        227.5          (144.3)            --        1,973.7
Other assets ..............................       8,308.2         198.1        174.1         1,892.6       (5,394.2)       5,178.8
                                              -----------    ----------   ----------     -----------     ----------    -----------
   Total Assets ...........................   $  11,369.4    $  5,024.4   $  1,920.6     $  33,422.6     $ (5,394.2)   $  46,342.8
                                              ===========    ==========   ==========     ===========     ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ......................................   $  30,656.7    $  1,003.5   $  1,407.7     $     600.7     $       --    $  33,668.6
Credit balances of
   factoring clients ......................            --            --           --         3,894.6             --        3,894.6
Accrued liabilities and payables ..........     (24,681.5)      3,412.0       (701.2)       25,317.1             --        3,346.4
                                              -----------    ----------   ----------     -----------     ----------    -----------
Total Liabilities .........................       5,975.2       4,415.5        706.5        29,812.4             --       40,909.6
Minority interest .........................            --            --           --            39.0             --           39.0
Total Stockholders' Equity ................       5,394.2         608.9      1,214.1         3,571.2       (5,394.2)       5,394.2
                                              -----------    ----------   ----------     -----------     ----------    -----------
   Total Liabilities and
   Stockholders' Equity ...................   $  11,369.4    $  5,024.4   $  1,920.6     $  33,422.6     $ (5,394.2)   $  46,342.8
                                              ===========    ==========   ==========     ===========     ==========    ===========

                         CIT GROUP INC. AND SUBSIDIARIES


                                                                              CIT
                CONSOLIDATING                     CIT          Capita       Holdings        Other
            STATEMENTS OF INCOME               Group Inc.    Corporation      LLC        Subsidiaries     Eliminations    Total
            --------------------              -----------    -----------   ----------    ------------     ------------  -----------
Nine Months Ended September 30, 2004
Finance income ............................   $      24.5    $    534.6   $    143.8     $   2,078.3     $       --    $   2,781.2
Interest expense ..........................         (62.5)        157.1         10.9           807.9             --          913.4
                                              -----------    ----------   ----------     -----------     ----------    -----------
Net finance income ........................          87.0         377.5        132.9         1,270.4             --        1,867.8
Depreciation on operating
   lease equipment ........................            --         236.3         32.5           447.7             --          716.5
                                              -----------    ----------   ----------     -----------     ----------    -----------
Net finance margin ........................          87.0         141.2        100.4           822.7             --        1,151.3
Provision for credit losses ...............          13.9          36.2          8.5           152.9             --          211.5
                                              -----------    ----------   ----------     -----------     ----------    -----------
Net finance margin, after provision
   for credit losses ......................          73.1         105.0         91.9           669.8             --          939.8
Equity in net income of
   subsidiaries ...........................         533.5            --           --              --         (533.5)            --
Other revenue .............................          (3.0)        109.6         70.3           499.5             --          676.4
Gain on venture capital
   investments ............................            --            --           --             7.9             --            7.9
                                              -----------    ----------   ----------     -----------     ----------    -----------
Operating margin ..........................         603.6         214.6        162.2         1,177.2         (533.5)       1,624.1
Operating expenses ........................          94.5         109.9         69.7           490.2             --          764.3
Gain on redemption of debt ................          41.8            --           --              --             --           41.8
                                              -----------    ----------   ----------     -----------     ----------    -----------
Income (loss) before provision for
   income taxes ...........................         550.9         104.7         92.5           687.0         (533.5)         901.6
Provision for income taxes ................          (1.1)        (40.8)       (36.1)         (273.6)            --         (351.6)
Minority interest, after tax ..............            --            --           --            (0.2)            --           (0.2)
                                              -----------    ----------   ----------     -----------     ----------    -----------
Net income ................................   $     549.8    $     63.9   $     56.4     $     413.2     $   (533.5)   $     549.8
                                              ===========    ==========   ==========     ===========     ==========    ===========
Nine Months Ended September 30, 2003
Finance income ............................   $      73.4    $    592.1   $    142.0     $   1,996.1     $       --    $   2,803.6
Interest expense ..........................         (37.2)        244.5         12.2           806.7             --        1,026.2
                                              -----------    ----------   ----------     -----------     ----------    -----------
Net finance income ........................         110.6         347.6        129.8         1,189.4             --        1,777.4
Depreciation on operating
   lease equipment ........................            --         287.2         53.6           463.3             --          804.1
                                              -----------    ----------   ----------     -----------     ----------    -----------
Net finance margin ........................         110.6          60.4         76.2           726.1             --          973.3
Provision for credit losses ...............          30.6          33.9         12.2           209.8             --          286.5
                                              -----------    ----------   ----------     -----------     ----------    -----------
Net finance margin, after provision
   for credit losses ......................          80.0          26.5         64.0           516.3             --          686.8
Equity in net income of
   subsidiaries ...........................         363.0            --           --              --         (363.0)            --
Other revenue .............................           4.2          86.8         74.2           536.4             --          701.6
Gain on venture capital
   investments ............................            --            --           --           (27.8)            --          (27.8)
                                              -----------    ----------   ----------     -----------     ----------    -----------
Operating margin ..........................         447.2         113.3        138.2         1,024.9         (363.0)       1,360.6
Operating expenses ........................          30.0         134.4         73.3           438.7             --          676.4
Gain on redemption of debt ................            --            --           --              --             --             --
                                              -----------    ----------   ----------     -----------     ----------    -----------
Income (loss) before provision for
   income taxes ...........................         417.2         (21.1)        64.9           586.2         (363.0)         684.2
Provision for income taxes ................          (5.5)          8.2        (25.3)         (244.2)            --         (266.8)
Minority interest, after tax ..............            --            --           --            (0.3)            --           (0.3)
Dividends on preferred capital
   securities, after tax ..................            --            --           --            (5.4)            --           (5.4)
                                              -----------    ----------   ----------     -----------     ----------    -----------
Net income ................................   $     411.7    $    (12.9)  $     39.6     $     336.3     $   (363.0)   $     411.7
                                              ===========    ==========   ==========     ===========     ==========    ===========


                         CIT GROUP INC. AND SUBSIDIARIES

                                                                              CIT
           CONSOLIDATING STATEMENT                CIT          Capita       Holdings        Other
                OF CASH FLOWS                  Group Inc.    Corporation      LLC        Subsidiaries     Eliminations     Total
           -----------------------            -----------    -----------   ----------    ------------     ------------  ----------
Nine Months Ended September 30, 2004
Cash Flows From Operating Activities:
Net cash flows provided
   by (used for) operations ...............   $    (177.8)   $    975.7   $    (91.9)    $     661.6     $       --    $   1,367.6
                                              -----------    ----------   ----------     -----------     ----------    -----------
Cash Flows From
   Investing Activities:
Net (increase) decrease in financing
   and leasing assets .....................         490.9         333.0       (147.0)       (5,565.7)            --       (4,888.8)
Decrease in inter-company loans
   and investments ........................      (4,359.0)           --           --              --        4,359.0             --
Other .....................................            --            --           --            69.2             --           69.2
                                              -----------    ----------   ----------     -----------     ----------    -----------
Net cash flows (used for) provided
   by investing activities ................      (3,868.1)        333.0       (147.0)       (5,496.5)       4,359.0       (4,819.6)
                                              -----------    ----------   ----------     -----------     ----------    -----------
Cash Flows From
   Financing Activities:
Net increase (decrease) in debt ...........       4,114.9        (526.6)       (43.6)          261.2             --        3,805.9
Inter-company financing ...................            --        (641.8)       307.6         4,693.2       (4,359.0)            --
Cash dividends paid .......................         (83.6)           --           --              --             --          (83.6)
Other .....................................            --            --           --           (83.9)            --          (83.9)
                                              -----------    ----------   ----------     -----------     ----------    -----------
Net cash flows provided by
   (used for) financing activities ........       4,031.3      (1,168.4)       264.0         4,870.5       (4,359.0)       3,638.4
                                              -----------    ----------   ----------     -----------     ----------    -----------
Net increase (decrease) in cash and
   cash equivalents .......................         (14.6)        140.3         25.1            35.6             --          186.4
Cash and cash equivalents,
   beginning of period ....................       1,479.9         410.6        227.5          (144.3)            --        1,973.7
                                              -----------    ----------   ----------     -----------     ----------    -----------
Cash and cash equivalents,
   end of period ..........................   $   1,465.3    $    550.9   $    252.6     $    (108.7)    $       --    $   2,160.1
                                              ===========    ==========   ==========     ===========     ==========    ===========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                              CIT
           CONSOLIDATING STATEMENT                CIT          Capita       Holdings        Other
                OF CASH FLOWS                  Group Inc.    Corporation      LLC        Subsidiaries     Eliminations     Total
           -----------------------            -----------    -----------   ----------    ------------     ------------  ----------
Nine Months Ended September 30, 2003
Cash Flows From Operating Activities:
Net cash flows provided
   by (used for) operations ...............   $    (949.9)   $    648.9   $    186.4     $   1,660.5     $       --    $   1,545.9
                                              -----------    ----------   ----------     -----------     ----------    -----------
Cash Flows From
   Investing Activities:
Net increase in financing and
   leasing assets .........................        (904.6)       (174.7)      (254.8)       (2,081.9)            --       (3,416.0)
Increase in inter-company loans
   and investments ........................        (235.8)           --           --              --          235.8             --
Other .....................................            --            --           --            23.0             --           23.0
                                              -----------    ----------   ----------     -----------     ----------    -----------
Net cash flows (used for) provided
   by investing activities ................      (1,140.4)       (174.7)      (254.8)       (2,058.9)         235.8       (3,393.0)
                                              -----------    ----------   ----------     -----------     ----------    -----------
Cash Flows From
   Financing Activities:
Net increase (decrease) in debt ...........       2,540.0         (63.3)      (573.1)          253.4             --        2,157.0
Inter-company financing ...................            --        (242.7)       533.2           (54.7)        (235.8)            --
Cash dividends paid .......................         (76.3)           --           --              --             --          (76.3)
Other .....................................            --            --           --            (1.2)            --           (1.2)
                                              -----------    ----------   ----------     -----------     ----------    -----------
Net cash flows provided by
   (used for) financing activities ........       2,463.7        (306.0)       (39.9)          197.5         (235.8)       2,079.5
                                              -----------    ----------   ----------     -----------     ----------    -----------
Net increase (decrease) in cash and
   cash equivalents .......................         373.4         168.2       (108.3)         (200.9)            --          232.4
Cash and cash equivalents,
   beginning of period ....................       1,310.9         231.1        293.7           200.9             --        2,036.6
                                              -----------    ----------   ----------     -----------     ----------    -----------
Cash and cash equivalents,
   end of period ..........................   $   1,684.3    $    399.3   $    185.4     $        --     $       --    $   2,269.0
                                              ===========    ==========   ==========     ===========     ==========    ===========

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

      o     Net income per common share (EPS);

      o     Net income as a percentage of average tangible equity (ROTE); and

      o     Net income as a percentage of average equity (ROE).

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

Asset Generation and Growth -- Our ability to originate new business and build our earning assets in a focused and prudent manner. We measure our performance in these areas with the following:

      o     Origination volumes;

      o     Levels  of  financing  and  leasing   assets,   and  managed  assets
            (including securitized finance receivables that we continue to manage); and

      o     Levels of non-spread and other revenue.

Capital Management -- Our ability to maintain a strong capital base and adequate credit loss reserve levels. We measure our performance in these areas with the following:

      o     Tangible equity to managed assets ratio;

      o Reserve for credit losses as a percentage of finance receivables, of delinquent assets, and of non-performing assets; and

      o     Debt to tangible equity ratio.

Glossary of Key Terms

Term                                           Description
- -----                                          ----------
Average Earning Assets (AEA)................   "AEA"  is  the  average  during  the  reporting  period  of  finance receivables,  operating lease  equipment,  finance  receivables held
                                               for  sale  and  certain   investments,   less  credit   balances  of
                                               factoring   clients.   The   average   is  used  for   certain   key
                                               profitability  ratios,  including  return  on AEA and  margins  as a percentage of AEA.

Average Finance Receivables (AFR)...........   "AFR"  is  the  average  during  the  reporting  period  of  finance receivables  and  includes  loans and  finance  leases.  It excludes operating lease  equipment.  The average is used to measure the rate of charge-offs for the period.

Average Managed Assets (AMA)................   "AMA" is the  average  earning  assets  plus the  average of finance receivables  previously  securitized  and still  managed  by us. The average  is used to  measure  the rate of  charge-offs  on a managed basis for the period to monitor overall credit  performance,  and to monitor expense control.

Derivative Contracts........................   Derivatives  are  entered  into to reduce  interest  rate or foreign currency  risks and more  recently to hedge credit risk.  Derivative contracts  used by CIT include  interest rate swaps,  cross currency swaps, foreign exchange forward contracts and credit default swaps.

Term                                           Description
- -----                                          ----------
Efficiency Ratio............................   The  efficiency  ratio measures the level of expenses in relation to revenue  earned,  and is  calculated  as the  percentage of salaries and general operating  expenses to operating  margin,  excluding the provision for credit losses.

Finance Income..............................   Finance   income   includes   both   interest   income  on   finance
                                               receivables and rental income on operating leases.

Financing and Leasing Assets................   Financing  and leasing  assets  include  loans,  capital and finance leases,  leveraged leases,  operating  leases,  assets held for sale and certain investments.

Leases -- capital and finance...............   Lease   designation    describing   financing   structures   whereby
                                               substantially  all of the  economic  benefits and risks of ownership are passed to the lessee.

Leases -- leveraged.........................   Similar to capital leases except a third party,  long-term  creditor is  involved  and  provides  debt  financing.  CIT is party to these lease types as creditor or as lessor, depending on the transaction.

Leases -- tax-optimized leveraged...........   Leveraged  leases  where we are the lessor and have  increased  risk in comparison to other leveraged lease  structures,  as the creditor in these structures has a priority recourse to the leased equipment.

Leases -- operating.........................   Lease  designation  where  CIT  maintains  ownership  of the  asset, collects  rental  payments,  recognizes  depreciation  on the asset, and assumes the risks of ownership, including obsolescence.

Managed Assets..............................   Managed  assets  are  comprised  of finance  receivables,  operating
                                               lease  equipment,   finance   receivables  held  for  sale,  certain
                                               investments,  and  receivables  securitized and still managed by us.
                                               The change in managed  assets  during a  reporting  period is one of our measurements of asset growth.

Non-GAAP Financial Measures.................   Non-GAAP  financial  measures are balances that do not readily agree
                                               to  balances   disclosed  in  financial   statements   presented  in
                                               accordance  with  accounting  principles  generally  accepted in the
                                               U.S.   These   measures   are   disclosed   to  provide   additional
                                               information  and insight  relative to historical  operating  results and financial position of the business.

Non-performing Assets.......................   Non-performing  assets include loans placed on  non-accrual  status, due to  doubt of  collectibility  of  principal  and  interest,  and repossessed assets.

Non-spread Revenue..........................   Non-spread   revenues   include   syndication   fees,   gains   from
                                               dispositions  of equipment,  factoring  commissions,  loan servicing and other fees and are reported in Other Revenue.

Operating Margin............................   The total of   net  finance   margin  after   provision  for  credit
                                               losses (risk adjusted margin) and other revenue.

Retained Interest...........................   The  portion  of the  interest  in assets  sold in a  securitization transaction that is retained by CIT.

Residual Values.............................   Residual  values  represent the estimated  value of equipment at the end of the lease  term.  For  operating  leases,  it is the value to which the asset is  depreciated  at the end of its  useful  economic life (i.e., "salvage" or "scrap value").

Term                                           Description
- -----                                          ----------
Return on Equity or Tangible Equity.........   Net income  expressed as a percentage  of average  equity or average tangible equity. These are key measurements of profitability.

Risk Adjusted Margin........................   Net finance margin after provision for credit losses.

Special Purpose Entity (SPE)................   Distinct legal entities  created for a specific  purpose in order to isolate  the risks and  rewards of owning  its assets and  incurring
                                               its   liabilities.   SPEs  are  typically  used  in   securitization
                                               transactions,  joint venture  relationships  and certain  structured leasing transactions.

Tangible Equity.............................   Tangible   stockholders'   equity   excludes   goodwill   and  other
                                               intangible  assets,  and certain  other  comprehensive  income items and  includes  preferred  capital  securities.  Tangible  equity  is utilized in leverage ratios and return ratios.

Yield-related Fees..........................   In  certain   transactions,   in  addition   to   interest   income,
                                               yield-related   fees   are   collected   for   the   assumption   of
                                               underwriting  risk.  Yield-related  fees  are  reported  in  Finance
                                               Income and are recognized over the life of the lending transaction.

Profitability and Key Business Trends

      Net income for the nine months ended September 30, 2004 increased to $549.8 million from $411.7 million for the same 2003 period. The current year results included a $25.5 million after-tax gain recognized in the first quarter on the early redemption of debt. Our improved profitability reflected higher asset levels, lower charge-offs and lower borrowing costs, which were partially offset by higher operating expenses.

      Our profitability measurements for the respective periods are presented in the table below:

                                                 Quarters Ended September 30,
                                                 ----------------------------
                                                    2004             2003
                                                    -----            -----
Net income per diluted share.................       $0.86            $0.69
Net income as a percentage of AEA............        1.88%            1.64%
Return on average tangible equity............        14.1%            12.2%
Return on equity.............................        12.8%            11.3%

                                                Nine Months Ended September 30,
                                                ------------------------------
                                                    2004             2003
                                                    -----            -----
Net income per diluted share.................       $2.56            $1.94
Net income as a percentage of AEA............        1.92%            1.54%
Return on average tangible equity............        14.3%            11.7%
Return on equity.............................        13.0%            10.7%

- --------------------------------------------------------------------------------
For the nine months ended September 30, 2004, net income per diluted share, net income as a percentage of AEA, return on average tangible equity and return on average equity excluding gain on redemption of debt were $2.44, 1.83%, 13.6% and 12.4%, respectively.

      Total financing and leasing portfolio assets grew to $44.4 billion at September 30, 2004 from $40.1 billion and $39.2 billion at December 31, 2003 and September 30, 2003. Managed assets were $52.4 billion at September 30, 2004, versus $49.7 billion and $49.3 billion at December 31, 2003 and September 30, 2003. New business volumes for the quarter and the nine months, increased 10% and 11% from 2003, with strength across most business lines. Increased asset levels included seasonal factoring and home equity portfolio growth for the quarter. We also acquired a European vendor leasing business with approximately $700 million in financing and leasing assets during the quarter.

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

Net Finance Margin

      An analysis of net finance margin is set forth below ($ in millions):

                                                  Quarters Ended September 30,     Nine Months Ended September 30,
                                                  ----------------------------     -------------------------------
                                                      2004           2003                2004             2003
                                                    ---------      ---------          ---------        ---------
Finance income..................................    $   963.1      $   921.2          $ 2,781.2        $ 2,803.6
Interest expense................................        315.4          333.7              913.4          1,026.2
                                                    ---------      ---------          ---------        ---------
  Net finance income............................        647.7          587.5            1,867.8          1,777.4
Depreciation on operating lease equipment.......        245.7          252.4              716.5            804.1
                                                    ---------      ---------          ---------        ---------
  Net finance margin............................    $   402.0      $   335.1          $ 1,151.3        $   973.3
                                                    =========      =========          =========        =========
Average Earnings Asset ("AEA")..................    $39,195.6      $36,072.4          $38,119.0        $35,559.0
                                                    =========      =========          =========        =========

As a % of AEA:
Finance income..................................         9.83%         10.22%              9.73%           10.51%
Interest expense................................         3.22%          3.70%              3.20%            3.84%
                                                         ----          -----               ----            -----
  Net finance income............................         6.61%          6.52%              6.53%            6.67%
Depreciation on operating lease equipment.......         2.51%          2.80%              2.50%            3.02%
                                                         ----          -----               ----            -----
  Net finance margin............................         4.10%          3.72%              4.03%            3.65%
                                                         ====          =====               ====            =====

      For the quarter ended September 30, 2004, net finance margin improved by $66.9 million or 38 basis points (as a percentage of AEA) from 2003, while the improvement for the nine months ended September 30, 2004 totaled $178.0 million or 38 basis points over the prior year period due primarily to reduced borrowing costs. Year over year growth in financing and leasing assets was offset by lower finance income, as the portfolio continued to reprice in the relatively low rate environment. Lower operating lease rentals reduced nine-month finance income by $72.7 million or 25 basis points from the prior year period. See "Operating Leases" for additional information regarding operating lease margin.

      The trend in net finance margin as a percentage of AEA, excluding the impact of operating lease rentals, reflects a greater decline in interest expense than in finance income yield, primarily due to the narrowing (improvement) of our credit spreads and the refinancing of higher-cost debt. The increase in AEA reflects growth in the latter part of 2003 and in 2004.

      Additional information regarding our borrowing costs is shown in the following table. Debt balances represent the average outstanding for the applicable period. ($ in millions):

                                                                   Before Swaps                 After Swaps
                                                              ---------------------     ------------------------
Quarter Ended September 30, 2004
 Commercial paper, variable-rate senior
   notes and bank credit facilities........................   $15,855.5       1.78%      $17,661.7        2.54%
 Fixed-rate senior and subordinated notes..................   $19,357.5       5.76%       17,551.3        4.96%
                                                              ---------                  ---------
 Composite.................................................   $35,213.0       3.97%      $35,213.0        3.75%
                                                              =========                  =========
Quarter Ended September 30, 2003
 Commercial paper, variable-rate senior
   notes and bank credit facilities........................   $11,728.3       1.77%      $15,917.6        2.58%
 Fixed-rate senior and subordinated notes..................    20,297.9       6.04%       16,108.6        5.78%
                                                              ---------                  ---------
 Composite.................................................   $32,026.2       4.48%      $32,026.2        4.19%
                                                              =========                  =========
Nine Months Ended September 30, 2004
 Commercial paper, variable-rate senior
   notes and bank credit facilities........................   $14,742.5       1.69%      $17,842.5        2.43%
 Fixed-rate senior and subordinated notes..................    19,206.0       5.72%       16,106.0        5.16%
                                                              ---------                  ---------
 Composite.................................................   $33,948.5       3.97%      $33,948.5        3.72%
                                                              =========                  =========
Nine Months Ended September 30, 2003
 Commercial paper, variable-rate senior
   notes and bank credit facilities........................   $12,154.3       1.87%      $15,412.0        2.69%
 Fixed-rate senior and subordinated notes..................    20,092.9       6.17%       16,835.2        5.94%
                                                              ---------                  ---------
 Composite.................................................   $32,247.2       4.55%      $32,247.2        4.39%
                                                              =========                  =========

Operating Leases

      The table below summarizes operating lease margin, both in amount and as a percentage of average operating lease equipment ($ in millions):

                                                    Quarters Ended September 30,     Nine Months Ended September 30,
                                                    ----------------------------     -------------------------------
                                                        2004            2003               2004            2003
                                                     ----------      ----------         ----------      ----------
Rental income...................................     $  366.6        $  364.3           $1,051.0        $1,123.7
Depreciation expense............................        245.7           252.4              716.5           804.1
                                                     --------        --------           --------        --------
  Operating lease margin........................     $  120.9        $  111.9           $  334.5        $  319.6
                                                     ========        ========           ========        ========
Average operating lease equipment...............     $7,873.2        $7,458.9           $7,720.1        $7,151.1
                                                     ========        ========           ========        ========
As a % of Average Operating
  Lease Equipment:
Rental income...................................        18.62%          19.54%             18.15%          20.95%
Depreciation expense............................        12.48%          13.54%             12.37%          14.99%
                                                     --------        --------           --------        --------
Operating lease margin..........................         6.14%           6.00%              5.78%           5.96%
                                                     ========        ========           ========        ========

      Depreciation expense for the nine months ended September 30, 2004 included a $14.8 million impairment charge to reduce the carrying value of certain older, out of production aircraft to estimated fair value. The additional depreciation expense primarily relates to aircraft with a single lessee with upcoming lease terminations and for which market rental rates have declined. Therefore, the projected cash flows no longer supported the corresponding carrying value, resulting in the additional depreciation charge.

      The decline in operating lease margin and its components from 2003 for the nine months also reflects lower rentals on the Capital Finance aerospace portfolio due to the commercial airline industry downturn and the change in equipment mix to a greater proportion of aircraft and rail assets with an average depreciable life of 25 and 40 years, respectively, compared to smaller-ticket assets with lives generally of 3 years in the Specialty Finance and Equipment Finance portfolios. This trend was partially reversed during the current quarter by last quarter's small-ticket technology portfolio acquisition. Aerospace rentals trended downward following the terrorist attacks on September 11, 2001, but have recently shown some improvement.

      The following table summarizes the total operating lease portfolio by segment ($ in millions):

                                                                      September 30,   June 30,    December 31,   September 30,
                                                                          2004          2004          2003            2003
                                                                      -------------   --------    ------------   -------------
Capital Finance -- Aerospace.......................................     $4,247.3      $4,161.7       $4,141.1        $3,905.1
Capital Finance -- Rail and Other..................................      2,227.6       2,212.5        2,095.3         2,075.1
Specialty Finance..................................................      1,057.0       1,084.0          959.5         1,043.4
Equipment Finance..................................................        401.0         380.6          419.6           461.7
                                                                        --------      --------       --------        --------
  Total............................................................     $7,932.9      $7,838.8       $7,615.5        $7,485.3
                                                                        ========      ========       ========        ========

      o The increase in the Capital Finance aerospace portfolio reflects deliveries of new commercial aircraft.

      o The Specialty Finance and Equipment Finance operating lease portfolios reflect the continued trend toward financing equipment through finance leases and loans, rather than operating leases, although the Specialty Finance runoff was offset by the above-mentioned second quarter 2004 technology portfolio acquisition.

      Maximizing equipment utilization levels is a prime component of operating lease portfolio profitability. Equipment not subject to lease agreements totaled $172.8 million and $265.9 million, at September 30, 2004 and December 31, 2003, respectively. The reduction was due to fewer commercial aerospace and rail assets off lease as well as the sale of a test equipment rental business in the second quarter of 2004. Weakness in the commercial airline industry could adversely impact prospective rental and utilization rates.

Net Finance Margin after Provision for Credit Losses (Risk-adjusted Margin)

      The following table summarizes risk-adjusted margin, both in amount and as a percentage of AEA ($ in millions):

                                                                   Quarters Ended September 30,  Nine Months Ended September 30,
                                                                   ----------------------------  -------------------------------
                                                                          2004           2003          2004            2003
                                                                         ------         ------        -------          ------
Net finance margin ................................................      $402.0         $335.1       $1,151.3          $973.3
Provision for credit losses .......................................        60.2           82.9          211.5           286.5
                                                                         ------         ------        -------          ------
  Risk-adjusted margin ............................................      $341.8         $252.2        $ 939.8          $686.8
                                                                         ======         ======        =======          ======
As a Percentage of AEA:
Net finance margin ................................................        4.10%          3.72%          4.03%           3.65%
Provision for credit losses .......................................        0.61%          0.92%          0.74%           1.07%
                                                                         ------         ------        -------          ------
  Risk-adjusted margin ............................................        3.49%          2.80%          3.29%           2.58%
                                                                         ======         ======        =======          ======

      The improvement for both periods of 2004 compared to 2003 primarily reflects the previously discussed improvement in net finance margin, as well as incremental benefit from lower charge-offs, which is discussed further in "Credit Metrics".

Other Revenue

      The components of other revenue are set forth in the following table ($ in millions):

                                                                            Quarters Ended              Nine Months Ended
                                                                             September 30,                September 30,
                                                                         ---------------------       ------------------------
                                                                          2004           2003          2004            2003
                                                                         ------         ------        -------          ------
Fees and other income .............................................       $119.6        $151.5        $ 387.3          $430.8
Factoring commissions .............................................         59.5          47.6          168.0           139.3
Gains on sales of leasing equipment ...............................         23.5          14.6           77.9            48.7
Gains on securitizations ..........................................          9.9          18.3           43.2            82.8
                                                                          ------        ------        -------          ------
  Total other revenue .............................................       $212.5        $232.0        $ 676.4          $701.6
                                                                          ======        ======        =======          ======
Other revenue as a percentage of AEA ..............................         2.17%         2.57%          2.36%           2.63%
                                                                          ======        ======        =======          ======

      We continue to emphasize growth and diversification of other revenues to improve our overall profitability, though in relation to 2003, our reduced level of securitization has shifted certain securitization-related revenues from other revenue back to interest margin.

      o Fees and other income include syndication fees, gains from asset sales, miscellaneous fees, accretion on retained securitization interests and servicing fees related to securitized assets. Both securitization accretion and servicing fees declined in 2004, corresponding to the reduction of approximately 20% in securitized assets during the period. Structuring and syndication fees in Capital Finance and Commercial Finance declined due to fewer transactions. Miscellaneous fees were down in all segments compared to prior periods.

      o Higher factoring commissions reflect strong volumes and year over year portfolio growth, benefiting from two large acquisitions completed during the latter part of 2003.

      o Gains on sales of leasing equipment increased in 2004 due to stronger equipment collateral values, including construction equipment in Equipment Finance and computer related equipment in the International unit of Specialty Finance.

      o Third quarter securitization gains were down considerably in 2004, due primarily to a decline in commercial (vendor finance)
            securitization volume in Specialty Finance. Additionally, we continue to fund home equity loan growth entirely on-balance sheet, which effectively transfers securitization accretion and servicing fees from fees and other income in 2003 to margin in 2004. Prior year volume included $0.5 billion of home equity loans that were securitized during the nine month period in 2003.

      The following table presents information regarding securitization activity ($ in millions):

                                                           Quarters Ended            At or for the Nine Months
                                                            September 30,               Ended September 30,
                                                      -------------------------     --------------------------
                                                        2004            2003           2004            2003
                                                      ---------       ---------      ---------       ---------
Volume securitized .................................   $783.8         $1,317.5       $2,867.4        $ 4,207.4
Gains ..............................................   $  9.9         $   18.3       $   43.2        $    82.8
Gains as a percentage of volume securitized ........     1.26%            1.39%          1.51%            1.97%
Gains as a percentage of pre-tax income ............     3.28%            7.54%          4.79%           12.10%
Securitized assets .................................                                 $7,994.9        $10,141.0
Retained interest in securitized assets ............                                 $1,124.9        $ 1,297.3

Venture Capital Investments

      On January 15, 2004, we announced the signing of a purchase and sale agreement for the disposition of the direct investment portfolio at an amount approximating the carrying value at December 31, 2003. During 2004, we closed the sale of approximately $68 million of this portfolio under the existing sales contract. We are working toward satisfying the outstanding closing conditions for remaining assets of $32 million at September 30, 2004.

      Our remaining portfolio of direct and private fund venture capital equity investments is summarized in the following table ($ in millions):

                                                September 30,     December 31,
                                                    2004              2003
                                                -------------     ------------
Direct investments..........................       $ 31.9            $101.1
Number of companies.........................           10                47
Private equity funds........................       $154.3            $148.8
Number of funds.............................           52                52
Remaining commitments.......................       $ 97.0            $124.2
Total investment balance....................       $186.2            $249.9

      The remaining commitments at September 30, 2004 relate to the private equity funds.

Reserve for Credit Losses

      Our provision for credit losses and reserve for credit losses is presented in the following table ($ in millions):

                                                                                          At or for the
                                                           Quarters Ended               Nine Months Ended
                                                            September 30,                  September 30,
                                                       -----------------------       -------------------------
                                                        2004            2003           2004            2003
                                                      --------        --------       --------        --------
Balance beginning of period ........................   $621.0          $754.9        $ 643.7           $760.8
                                                       ------          ------        -------           ------
Provision for credit losses -- Finance receivables..     60.2            82.9          224.0            286.5
                            -- Argentine reserve ...       --              --          (12.5)              --
                                                       ------          ------        -------           ------
Total provision for credit losses ..................     60.2            82.9          211.5            286.5
Reserves relating to acquisitions and other ........     29.0             5.3           37.9             18.5
                                                       ------          ------        -------           ------
  Additions to reserve for credit losses, net ......     89.2            88.2          249.4            305.0
                                                       ------          ------        -------           ------
Net credit losses:
  Specialty Finance ................................     42.5            38.6          114.6            122.5
  Commercial Finance ...............................     21.6            28.9           76.2             83.9
  Equipment Finance ................................      7.8            23.1           49.6             99.8
  Capital Finance ..................................      0.4              --           14.8              7.1
                                                       ------          ------        -------           ------
  Total net credit losses ..........................     72.3            90.6          255.2            313.3
                                                       ------          ------        -------           ------
Balance end of period ..............................   $637.9          $752.5        $ 637.9           $752.5
                                                       ======          ======        =======           ======
Reserve for credit losses as a percentage of
     finance receivables ...........................                                    1.85%            2.48%
Reserve for credit losses as a percentage of
     past due receivables (60 days or more)(1) .....                                   111.3%            87.2%
Reserve for credit losses as a percentage of
     non-performing assets(2) ......................                                   120.7%            86.8%

- ----------
(1) The reserve for credit losses as a percentage of past due receivables (60 days or more), excluding telecommunication and Argentine reserves and corresponding delinquencies, was 100.7% and 62.0% at September 30, 2004 and 2003, respectively.

(2) The reserve for credit losses as a percentage of non-performing assets, excluding telecommunication and Argentine reserves and corresponding non-performing assets, was 113.5% and 64.4% at September 30, 2004 and 2003, respectively.

      The decreased provision for 2004 in relation to 2003 reflects lower charge-offs and improving credit metrics. The increase in reserves relating to acquisitions during 2004 is due primarily to the European vendor leasing business and home equity bulk purchases. See "Credit Metrics" for further discussion.

      The following table presents the components of the reserve for credit losses, both in amount and as a percentage of corresponding finance receivables ($ in millions):

                                        September 30, 2004    December 31, 2003
                                        ------------------    -----------------
Finance receivables.................    $572.2     1.67%      $524.6     1.71%
Telecommunications(1)...............      65.7    18.90%       106.6    19.16%
Argentina(2)........................        --       --         12.5    55.07%
                                        ------                ------
Total...............................    $637.9     1.85%      $643.7     2.06%
                                        ======                ======

- ----------
(1)   Percentage of finance  receivables in  telecommunications  portfolio.

(2)   Percentage of finance receivables in Argentina.

      The decline in the reserve for credit losses at September 30, 2004 from 2003, in both amount and percentage, was due to telecommunication charge-offs taken against the previously established specific reserve and the improving credit metrics. The decline in the specific Argentine reserve resulted largely from the fourth quarter 2003 charge-off of $101.0 million, and the sale of that business during the second quarter of 2004.

Reserve for Credit Losses -- Finance Receivables

      The reserve for credit losses is determined based on three key components:
(1) specific reserves for collateral dependent loans which are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit trends and (3) reserves for general economic environment and other factors.

      The reserve includes specific reserves relating to impaired loans (excluding telecommunication and Argentine) of $27.1 million at September 30, 2004, compared to $66.4 million at December 31, 2003. The portion of the reserve related to inherent estimated loss and estimation risk reflect our evaluation of trends in our key credit metrics, as well as our assessment of risk in certain industry sectors, including commercial aerospace.

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

Reserve for Credit Losses -- Telecommunications

      The telecommunications reserve was $65.7 million at September 30, 2004. We have recorded net write-offs of $134.3 million against this specific reserve since $200.0 million was added to the reserve for credit losses during the quarter ended June 30, 2002 (in light of the continued deterioration in the telecommunications sector at that time, particularly with respect to our competitive local exchange carrier ("CLEC") portfolio).

      Our telecommunications portfolio is included in "Communications" in the industry composition table included in Note 4 -- Concentrations to the Consolidated Financial Statements. This portfolio includes lending and leasing transactions to the telecommunications sector. Lending and leasing of telecommunication equipment to non-telecom companies is conducted in our Specialty Finance business and is categorized according to the customer's ("obligor's") industry in the industry composition table. Certain statistical data is presented in the following table ($ in millions):

                                                 September 30,    December 31,
                                                     2004             2003
                                                 -------------    ------------
CLEC accounts..................................      $117.4          $197.8
Other telecommunication accounts...............       230.2           381.2
                                                     ------          ------
Total telecommunication portfolio..............      $347.6          $579.0
                                                     ======          ======
Portfolio as a % of total financing
  and leasing assets...........................        0.79%            1.5%
Number of accounts.............................          29              44
Top 10 accounts................................      $206.4          $253.4
Largest account exposure.......................      $ 29.3          $ 31.0
Non-performing accounts........................      $ 24.5          $ 57.2
Number of non-performing accounts..............           5               6
Non-performing accounts as a
  percentage of portfolio......................         7.0%            9.9%

Reserve for Credit Losses -- Argentina

      During the second quarter of 2004, we completed the previously announced sale of our Argentine portfolio to an Argentine bank at a modest gain. With the completion of this transaction, we transferred the remaining specific reserve of $12.5 million to the Reserve for Credit Losses -- Finance Receivables.

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

Credit Metrics

Net Charge-offs

      Net charge-offs, both in amount and as a percentage of average finance receivables, are shown in the following tables ($ in millions):

                                                                              Before
                                                                          Liquidating and              Liquidating and
                                                     Total               Telecommunications           Telecommunications
                                              -----------------          ------------------           ------------------
Quarter Ended September 30, 2004
Specialty Finance -- commercial ...........   $ 28.1      1.49%          $ 28.1        1.49%           $  --           --
Commercial Finance ........................     21.6      0.72%            10.5        0.36%            11.1        11.63%
Equipment Finance .........................      7.8      0.49%             8.0        0.52%            (0.2)       (0.96)%
Capital Finance ...........................      0.4      0.05%             0.4        0.05%              --           --
                                              ------                     ------                        -----
   Total Commercial Segments ..............     57.9      0.81%            47.0        0.67%            10.9         9.03%
Specialty Finance -- consumer .............     14.4      1.30%            10.6        1.12%             3.8         2.41%
                                              ------                     ------                        -----
   Total ..................................   $ 72.3      0.88%          $ 57.6        0.72%           $14.7         5.25%
                                              ======                     ======                        =====

Quarter Ended September 30, 2003
Specialty Finance -- commercial ...........   $ 25.6      1.47%          $ 25.2        1.45%           $ 0.4           --
Commercial Finance ........................     28.9      1.08%            17.7        0.75%            11.2         7.39%
Equipment Finance .........................     23.1      1.52%            18.1        1.26%             5.0         6.53%
Capital Finance ...........................       --        --               --          --               --          --
                                              ------                     ------                        -----
   Total Commercial Segments ..............     77.6      1.17%            61.0        0.95%            16.6         7.13%
Specialty Finance -- consumer .............     13.0      1.80%             6.6        1.26%             6.4         3.22%
                                              ------                     ------                        -----
   Total ..................................   $ 90.6      1.23%          $ 67.6        0.98%           $23.0         5.33%
                                              ======                     ======                        =====

Nine Months Ended September 30, 2004
Specialty Finance -- commercial ...........   $ 63.3      1.15%          $ 63.2        1.15%           $ 0.1           --
Commercial Finance ........................     76.2      0.86%            34.5        0.41%            41.7        13.36%
Equipment Finance .........................     49.6      1.05%            42.9        0.93%             6.7         6.49%
Capital Finance ...........................     14.8      0.73%            14.8        0.73%              --           --
                                              ------                     ------                        -----
   Total Commercial Segments ..............    203.9      0.97%           155.4        0.75%            48.5        11.09%
Specialty Finance -- consumer .............     51.3      1.67%            30.9        1.22%            20.4         3.87%
                                              ------                     ------                        -----
   Total ..................................   $255.2      1.06%          $186.3        0.80%           $68.9         7.15%
                                              ======                     ======                        =====

Nine Months Ended September 30, 2003
Specialty Finance -- commercial ...........   $ 80.5      1.51%          $ 79.7        1.49%           $ 0.8        15.92%
Commercial Finance ........................     83.9      1.10%            52.9        0.73%            31.0         6.54%
Equipment Finance .........................     99.8      2.14%            73.9        1.70%            25.9         8.34%
Capital Finance ...........................      7.1      0.33%             1.8        0.08%             5.3           --
                                              ------                     ------                        -----
   Total Commercial Segments ..............    271.3      1.37%           208.3        1.10%            63.0         7.81%
Specialty Finance -- consumer .............     42.0      2.23%            23.1        1.81%            18.9         3.10%
                                              ------                     ------                        -----
   Total ..................................   $313.3      1.45%          $231.4        1.14%           $81.9         5.79%
                                              ======                     ======                        =====

      Total   charge-offs   continued  to  decline   during   2004,   reflecting
improvements across most segments:

      o Specialty Finance -- commercial charge-offs increased largely due to charge-offs taken with respect to leases to customers of NorVergence, Inc., a bankrupt vendor currently subject to regulatory investigations. At September 30, 2004, after taking into account charge-offs and loan loss reserves, the remaining outstanding receivables to NorVergence customers were approximately $6 million.

      o Commercial Finance charge-offs fell well below the prior year in both the asset-based lending and factoring business, reflecting the stronger economy, retail in particular. In conjunction with the combination of the former Structured Finance into Capital Finance, the communications and media portfolio was transferred to the Commercial Finance segment. As a result, charge-offs against the specific telecommunications reserve are reflected in this segment. See "Results by Business Segment" for further discussion.

      o Equipment Finance improvement was considerable in relation to the prior year due to broad-based reductions across all product lines in both the U.S. and Canada, reflecting lower non-performing assets and strengthening collateral values.

      o Specialty Finance -- consumer charge-offs, while up in absolute amounts, were down as a percentage of average finance receivables from the prior year reflecting the return to on-balance sheet funding of the home equity portion of this portfolio.

Past Due and Non-performing Assets

      The following table sets forth certain information concerning our past due (sixty days or more) and non-performing assets and the related percentages of finance receivables ($ in millions):

                                                                        September 30, 2004    December 31, 2003
                                                                         -----------------    ----------------
Past Dues:
Specialty Finance -- commercial....................................        $212.3   2.60%       $226.4   3.17%
Commercial Finance.................................................         106.0   0.85%        131.9   1.14%
Equipment Finance..................................................          66.6   1.05%        137.9   2.18%
Capital Finance....................................................          28.4   1.04%         30.5   1.11%
                                                                           ------               ------
   Total Commercial Segments.......................................         413.3   1.39%        526.7   1.90%
Specialty Finance -- consumer......................................         159.9   3.31%        149.6   4.26%
                                                                           ------               ------
   Total ..........................................................        $573.2   1.66%       $676.3   2.16%
                                                                           ======               ======
Non-performing assets:
Specialty Finance -- commercial....................................         $87.8   1.08%       $119.8   1.68%
Commercial Finance.................................................          96.9   0.78%        132.5   1.15%
Equipment Finance..................................................         164.9   2.60%        218.3   3.46%
Capital Finance....................................................          11.5   0.42%         49.7   1.81%
                                                                           ------               ------
   Total Commercial Segments.......................................         361.1   1.22%        520.3   1.87%
Specialty Finance -- consumer......................................         167.6   3.47%        156.2   4.45%
                                                                           ------               ------
   Total ..........................................................        $528.7   1.53%       $676.5   2.16%
                                                                           ======               ======
Non accrual loans..................................................        $427.9               $566.5
Repossessed assets.................................................         100.8                110.0
                                                                           ------               ------
 Total non-performing assets.......................................        $528.7               $676.5
                                                                           ======               ======

      The September 30, 2004 delinquency rate of 1.66% marked the eighth consecutive quarter of improvement.

      o Specialty Finance -- commercial delinquency improvement from both prior year periods was driven by declines in the Small Business Lending portfolio and the international portfolios, most notably in our European operations, where servicing was centralized during 2003.

      o Commercial Finance past due levels were down considerably from 2003 due to improvements in the Commercial Services (factoring) and Business Credit (asset-based lending) units as well as in the telecommunications portfolio.

      o Equipment Finance delinquency improved across virtually all product lines in relation to 2003.

      o Capital Finance improvement from 2003 included lower delinquency in the project finance portfolio, though delinquency was up in the regional aerospace portfolio from last quarter.

      o Specialty Finance -- consumer delinquency was up in dollar amount but down as a percentage of finance receivables from 2003, reflecting a return to on-balance sheet funding of the home equity portfolio. Consumer delinquency on a managed basis has been relatively stable in percentage terms over the periods presented.

      Likewise, non-performing assets also declined for the eighth consecutive quarter, reflecting the same trends discussed above. Non-performing telecommunications accounts (in Commercial Finance) totaled $24.5 million and $57.2 million September 30, 2004 and December 31, 2003, respectively.

      Managed past due loans in dollar amount and as a percentage of managed financial assets are shown in the table below ($ in millions):

                                        September 30, 2004    December 31, 2003
                                        ------------------    -----------------
Past Dues:
Specialty Finance -- commercial.....      $294.8   2.29%      $  321.2   2.77%
Commercial Finance..................       106.0   0.85%         131.9   1.14%
Equipment Finance...................       116.2   1.24%         243.6   2.49%
Capital Finance.....................        28.4   1.04%          30.5   1.11%
                                          ------              --------
   Total Commercial Segments........       545.4   1.46%         727.2   2.04%
Specialty Finance -- consumer.......       304.9   4.44%         294.8   4.78%
                                          ------              --------
   Total ...........................      $850.3   1.92%      $1,022.0   2.44%
                                          ======              ========

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

Salaries and General Operating Expenses

      The efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA") are summarized in the following table ($ in millions):

                                                  Quarters Ended September 30,  Nine Months Ended September 30,
                                                  ----------------------------  -------------------------------
                                                      2004           2003             2004             2003
                                                    ---------      ---------        ---------        ---------
Efficiency ratio (1)............................         41.5%          41.4%            41.6%            41.1%
Salaries and general operating expenses as a
  percentage of AMA (2).........................         2.18%          2.00%            2.18%            1.98%
Salaries and general operating expenses ........    $   256.7      $   230.3        $   764.3        $   676.4
Average Managed Assets..........................    $47,166.8      $46,052.0        $46,737.1        $45,648.4

- --------------------------------------------------------------------------------
(1) Efficiency ratio is the ratio of salaries and general operating margin, excluding the provision for credit losses.

(2) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by us.

      Salaries and general operating expenses for the quarter and nine months ended September 30, 2004 increased from the prior year periods primarily due to higher incentive-based compensation, including restricted stock awards, acquisition activities and higher corporate expenses reflecting increased advertising, governance and compliance-related costs. Personnel decreased to approximately 5,700 at September 30, 2004, from 5,780 at September 30, 2003.

      Expenses are monitored closely by business unit and corporate management, and are reviewed monthly. An approval and review procedure is in place for major capital expenditures, such as computer equipment and software, including post-implementation evaluations. We continue to target an improved efficiency ratio in the mid 30% area and an AMA ratio of under 2.00%, as: (1) we have existing capacity to grow assets without commensurate expense increases; (2) we expect payback on our restructuring activities; (3) we have additional plans for platform consolidation technology investment; and (4) we expect compliance-related expenses to decline from the current level.

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

Income Taxes

      The following table sets forth certain information concerning our income taxes ($ in millions):

                                                                  Quarters Ended           Nine Months Ended
                                                                   September 30,             September 30,
                                                             ------------------------   -----------------------
                                                               2004           2003        2004          2003
                                                             ---------      ---------   ---------     ---------
Provision for income taxes................................    $117.7          $94.6       $351.6        $266.8
Effective tax rate........................................      39.0%          39.0%        39.0%         39.0%

      The effective tax rate exceeds the U.S. Federal tax rate of 35% primarily due to state and local, and foreign income taxes.

      At September 30, 2004, CIT had U.S. federal net operating losses of approximately $1.9 billion, which expire in various years beginning in 2011. In addition, CIT has various state net operating losses that will expire in various years beginning in 2004. Federal and state operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to fully utilize these losses. Accordingly, we do not believe a valuation allowance is required with respect to these net operating losses.

      CIT has open tax years in the U.S., Canada and other jurisdictions that are currently under examination by the applicable taxing authorities, and certain later tax years that may in the future be subject to examination. CIT periodically evaluates the adequacy of our related tax reserves, taking into account our open tax return positions, tax law changes and third party indemnifications. We believe that our tax reserves are appropriate. The final determination of tax audits and any related litigation could affect our tax reserves.

Results by Business Segment

      The tables that follow summarize selected financial information by business segment, based upon a fixed leverage ratio across business units, and the allocation of most corporate expenses ($ in millions):

                                                                 Quarters Ended            Nine Months Ended
                                                                  September 30,              September 30,
                                                          --------------------------    ----------------------
                                                               2004          2003         2004         2003
                                                             ---------     ---------    ---------    ---------
Net Income (Loss)
Specialty Finance.........................................    $ 84.1         $ 71.6       $244.0        $186.8
Commercial Finance........................................      78.3           58.8        217.6         181.3
Equipment Finance.........................................      19.1            9.0         52.6          27.6
Capital Finance...........................................      25.8           24.4         78.6          55.3
                                                              ------         ------       ------        ------
Total Segments............................................     207.3          163.8        592.8         451.0
Corporate, including certain charges......................     (23.4)         (16.0)       (43.0)        (39.3)
                                                              ------         ------       ------        ------
Total ....................................................    $183.9         $147.8       $549.8        $411.7
                                                              ======         ======       ======        ======
Return on AEA
Specialty Finance.........................................      2.31%          2.34%        2.38%         2.04%
Commercial Finance........................................      3.74%          2.94%        3.54%         3.14%
Equipment Finance.........................................      1.11%          0.53%        1.02%         0.53%
Capital Finance...........................................      1.12%          1.11%        1.15%         0.88%
Total Segments............................................      2.13%          1.83%        2.09%         1.71%
Corporate, including certain charges......................     (0.25)%        (0.19)%      (0.17)%       (0.17)%
Total ....................................................      1.88%          1.64%        1.92%         1.54%

      Results by segment were as follows:

      o     Specialty  Finance   profitability   improvement   reflected  strong
            earnings in the international and home equity units.

      o Commercial Finance earnings remained strong, benefiting from continued high returns in both the factoring and asset-based lending businesses. The current year results also benefited from last year's factoring acquisitions. Current year profitability on the communications and media portfolio (transferred from Capital Finance) included higher levels of syndication activity.

      o Equipment Finance returns, while still below management's expectations, increased from the prior year, reflecting lower charge-offs, lower funding costs and higher equipment gains. Profitability improvement was broad-based across business lines in both the U.S. and Canada.

      o Capital Finance nine-month earnings reflected improved rail rentals and second quarter syndication gains in the project finance portfolio done largely for risk management purposes. Aerospace lease margins and profitability was dampened by a $14.8 million additional depreciation charge during the second quarter to reduce the carrying value of certain older leased aircraft, which are no longer manufactured, to estimated fair value.

      For all periods shown, Corporate includes unallocated corporate operating expenses and the results of the venture capital business including gains and losses on venture capital investments (losses of $0.5 million and $12.9 million after tax for the quarters ended September 30, 2004 and 2003 and losses of $5.4 million and $35.0 million after tax for the nine months ended September 30, 2004 and 2003). For the nine months ended September 30, 2004, Corporate also includes the gain on the early redemption of debt ($25.5 million after tax).

Financing and Leasing Assets

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions):

                                                                         September 30,   December 31,    Percentage
                                                                              2004           2003          Change
                                                                         ------------    -----------     ---------
Specialty Finance Segment
Commercial
   Finance receivables.................................................    $ 8,166.3      $ 7,150.0          14.2%
   Operating lease equipment, net......................................      1,057.0          959.5          10.2%
   Finance receivables held for sale...................................      1,447.9          548.1         164.2%
                                                                           ---------      ---------
   Owned assets........................................................     10,671.2        8,657.6          23.3%
   Finance receivables securitized and managed by CIT..................      3,251.1        3,915.4        (17.0)%
                                                                           ---------      ---------
   Managed assets......................................................     13,922.3       12,573.0          10.7%
                                                                           ---------      ---------
Consumer
   Finance receivables -- home equity..................................      3,996.4        2,513.1          59.0%
   Finance receivables -- other........................................        840.2          997.7         (15.8)%
   Finance receivables held for sale...................................        209.0          150.0          39.3%
                                                                           ---------      ---------
   Owned assets........................................................      5,045.6        3,660.8          37.8%
   Home equity finance receivables securitized and
     managed by CIT....................................................      1,352.6        1,867.6         (27.6)%
   Other finance receivables securitized and managed by CIT............        466.5          642.5         (27.4)%
                                                                           ---------      ---------
   Managed assets......................................................      6,864.7        6,170.9          11.2%
                                                                           ---------      ---------
Commercial Finance Segment
Commercial Services
   Finance receivables.................................................      6,764.0        6,325.8           6.9%
Business Credit
   Finance receivables.................................................      5,699.6        5,247.1           8.6%
                                                                           ---------      ---------
   Owned assets........................................................     12,463.6       11,572.9           7.7%
                                                                           ---------      ---------
Equipment Finance Segment
   Finance receivables ................................................      6,343.2        6,317.9           0.4%
   Operating lease equipment, net......................................        401.0          419.6          (4.4)%
   Finance receivables held for sale...................................        100.4          220.2         (54.4)%
                                                                           ---------      ---------
   Owned assets........................................................      6,844.6        6,957.7          (1.6)%
   Finance receivables securitized and managed by CIT..................      2,924.7        3,226.2          (9.3)%
                                                                           ---------      ---------
   Managed assets......................................................      9,769.3       10,183.9          (4.1)%
                                                                           ---------      ---------
Capital Finance Segment
   Finance receivables.................................................      2,733.1        2,748.6          (0.6)%
   Operating lease equipment, net......................................      6,474.9        6,236.4           3.8%
                                                                           ---------      ---------
   Owned assets........................................................      9,208.0        8,985.0           2.5%
                                                                           ---------      ---------
Other -- Equity Investments............................................        186.2          249.9         (25.5)%
                                                                           ---------      ---------
Total
   Finance receivables.................................................    $34,542.8      $31,300.2          10.4%
   Operating lease equipment, net......................................      7,932.9        7,615.5           4.2%
   Finance receivables held for sale...................................      1,757.3          918.3          91.4%
                                                                           ---------      ---------
   Financing and leasing assets excluding equity investments...........     44,233.0       39,834.0          11.0%
   Equity investments (included in other assets).......................        186.2          249.9         (25.5)%
                                                                           ---------      ---------
     Owned assets......................................................     44,419.2       40,083.9          10.8%
   Finance receivables securitized and managed by CIT..................      7,994.9        9,651.7         (17.2)%
                                                                           ---------      ---------
     Managed assets....................................................    $52,414.1      $49,735.6           5.4%
                                                                           =========      =========

      The increase in owned assets from 2003 was driven by: the combination of a strong mortgage refinancing market and bulk receivable purchases in the Specialty Finance home equity portfolio; strategic acquisitions in Specialty Finance-commercial including a European vendor leasing business and technology leasing business; two factoring acquisitions in Commercial Services in late 2003; and deliveries of aerospace assets in Capital Finance. The decline in receivables securitized reflects our return to funding home equity growth on-balance sheet and a lower level of commercial equipment securitizations.

      The following table presents new business volume by segment ($ in millions):

                                                                 Quarters Ended                 Nine Months Ended
                                                                  September 30,                   September 30,
                                                            ------------------------        -------------------------
                                                              2004           2003             2004            2003
                                                            ---------      ---------        ---------       ---------
Specialty Finance.......................................    $3,823.4       $3,445.0          $10,677.6      $ 9,455.3
Commercial Finance......................................       671.8          726.0            2,117.4        2,111.8
Equipment Finance.......................................     1,115.1          898.0            3,086.4        2,584.4
Capital Finance........................................        357.2          334.0            1,007.3        1,100.0
                                                            --------       --------          ---------      ---------
  Total new business volume.............................    $5,967.5       $5,403.0          $16,888.7      $15,251.5
                                                            ========       ========          =========      =========

      New origination volume for the quarter and nine months ended September 30, 2004 included stronger volume from our Specialty Finance vendor finance, international and home equity units, as well as improved demand for financing in Equipment Finance.

      Home equity new business volume in Specialty Finance was $1.2 billion and $3.0 billion for the quarter and nine months of 2004, up 54% and 13% from 2003. Volume was particularly strong in the third quarter, as the interest rate environment remained relatively low, and that resulted in strong production from our broker origination channel. Softness in the home equity securitization markets afforded us the opportunity for bulk portfolio purchases during the third quarter.

      The table below summarizes the targeted non-strategic business lines. During the third quarter, we sold virtually all of the remaining recreational marine and recreational vehicle receivables, following the prior quarter's decision to pursue a more rapid liquidation of these portfolios. In addition, during 2001 we ceased making new venture capital investments beyond existing commitments, and during the first quarter of 2004 we entered into an agreement to sell our direct investment portfolio. We will consider additional opportunities for more rapid liquidation of non-strategic assets to the extent available. See "Losses on Venture Capital Investments" for more information. ($ in millions)

                                                   September 30,   December 31,
                                                       2004           2003
                                                   ------------    -----------
Portfolio
Manufactured housing............................       $576           $584
Franchise finance...............................         59            102
Owner-operator trucking.........................         38             91
Recreational marine.............................          1             86
Recreational vehicle............................          1             58
Wholesale inventory finance.....................         --              2
                                                       ----           ----
 Total on-balance sheet
   financing and leasing assets.................       $675           $923
                                                       ====           ====

Concentrations

Ten Largest Accounts

      Our ten largest financing and leasing asset accounts in the aggregate represented 5.0% of our total financing and leasing assets at September 30, 2004 (the largest account being less than 1.0%) and 5.2% at December 31, 2003.

Leveraged Leases

      As of September 30, 2004, net investments in leveraged leases totaled $1.3 billion, or 3.7% of finance receivables, with the major components being: (i) $553.2 million in commercial aerospace transactions, including $219.9 million of tax-optimization leveraged leases (which generally have increased risk for lessors in relation to conventional lease structures due to additional leverage in the transactions); (ii) $331.7 million of project finance transactions, primarily in the power and utility sector; and (iii) $232.3 million in rail transactions.

Joint Venture Relationships

      Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya Inc. are among our largest alliances. On September 8, 2004, CIT and Dell agreed to extend and modify the terms of the relationship. The new agreements provide CIT with the right to purchase a percentage of DFS's finance receivables through January 2010 and Dell also has the option to purchase CIT's 30% interest in DFS in February 2008. The joint venture agreement with Snap-on runs until January 2006. The Avaya agreement, which relates to profit sharing on a CIT direct origination program, extends through September 2006.

      At September 30, 2004, our financing and leasing assets included $3,723.8 million, $1,107.5 million and $700.8 million related to the Dell, Snap-on and Avaya programs, respectively. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities. Securitized assets included $2,018.5 million, $67.1 million and $590.3 million from the Dell, Snap-on and Avaya origination sources, respectively. The Dell amounts include $1,287.8 million in financing and leasing assets and $7.2 million in securitized assets originated by CIT in Canada and other countries outside of the U.S.

      A significant reduction in origination volumes from any of these alliances could have a material impact on our asset and net income levels. For additional information regarding certain of our joint venture activities, see Note 8 -- Certain Relationships and Related Transactions.

Home Equity Portfolio

      The Specialty Finance home equity portfolio totaled $4.2 billion (owned) and $5.6 billion (managed) at September 30, 2004, representing 9.9% and 10.6% of owned and managed assets, respectively. The average loan size approximated $109 thousand. The top 5 state concentrations (California, Texas, Ohio, Pennsylvania and North Carolina) represented an aggregate 44% of the managed portfolio at September 30, 2004. Our home equity loan portfolio is 68% fixed-rate and 86% first mortgages with an average loan-to-value of 76% and an average FICO score of 637. Managed delinquencies (sixty days or more) were 3.91% and 4.22% at September 30, 2004 and September 30, 2003, while charge-offs on a managed basis for the nine-months ended September 30, 2004 and September 2003 were 1.04% and 0.96%.

Geographic Composition

      The following table summarizes significant state concentrations greater than 5.0% and foreign concentrations in excess of 1.0% of our owned financing and leasing portfolio assets. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition. During the third quarter, the state of Florida experienced significant weather-related damage. Our geographic concentration in Florida is approximately 4.0% and we do not expect resulting weather-related losses to be significant.

                                                  September 30,   December 31,
                                                      2004            2003
                                                  -------------   ------------
State
   California....................................     10.2%            10.2%
   Texas.........................................      8.1%             7.7%
   New York......................................      7.1%             7.4%
   All other states..............................     53.6%            54.0%
                                                      ----             ----
Total U.S........................................     79.0%            79.3%
                                                      ====             ====
Country
   Canada........................................      4.9%             5.1%
   England.......................................      3.6%             2.8%
   France........................................      1.4%             1.1%
   Australia.....................................      1.2%             1.3%
   Mexico........................................      1.2%             1.0%
   Germany.......................................      1.2%             1.0%
   China.........................................      1.0%             0.9%
   All other countries...........................      6.5%             7.5%
                                                      ----             ----
Total Outside U.S................................     21.0%            20.7%
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

      At September 30, 2004, our commercial airlines portfolio consists of financing and leasing assets with an average age of approximately 6 years (based on a dollar value weighted average). The portfolio was comprised of 89 customers, with the majority placed with major airlines around the world. The portfolio at December 31, 2003 consisted of 84 customers, and aircraft with a weighted average age of approximately 6 years. The commercial aircraft all comply with stage III noise regulations.

The following table summarizes the composition of the commercial airline portfolio ($ in millions):

                                                          September 30, 2004            December 31, 2003
                                                       ------------------------     -------------------------
                                                           Net        Number of         Net         Number of
                                                       Investment      Planes       Investment       Planes
                                                       ----------    ----------     ----------     ----------
By Geography:
   Europe.........................................      $2,175.1           72        $1,991.0           65
   North America(1)...............................         926.9           62         1,029.7           72
   Asia Pacific...................................       1,129.3           43         1,013.6           40
   Latin America..................................         618.8           25           612.7           28
   Africa/Middle East.............................          55.1            3            69.1            4
                                                        --------          ---        --------          ---
Total.............................................      $4,905.2          205        $4,716.1          209
                                                        ========          ===        ========          ===

By Manufacturer:
   Boeing.........................................     $ 2,540.4          132        $2,581.7          140
   Airbus.........................................       2,329.5           64         2,114.6           57
   Other..........................................          35.3            9            19.8           12
                                                        --------          ---        --------          ---
Total.............................................      $4,905.2          205        $4,716.1          209
                                                        ========          ===        ========          ===

By Body Type(2):
   Narrow.........................................      $3,657.1          161        $3,415.7          159
   Intermediate...................................         848.8           18           877.0           18
   Wide...........................................         364.0           17           403.6           20
   Other..........................................          35.3            9            19.8           12
                                                        --------          ---        --------          ---
Total.............................................      $4,905.2          205        $4,716.1          209
                                                        ========          ===        ========          ===

By Product:
   Operating Lease................................      $4,113.6          160        $4,011.7          159
   Leverage Lease (Other).........................         333.3           12           232.5           12
   Leverage Lease (Tax optimized).................         219.9            9           217.9            9
   Capital Lease..................................         142.0            6           135.6            7
   Loan...........................................          96.4           18           118.4           22
                                                        --------          ---        --------          ---
Total.............................................      $4,905.2          205        $4,716.1          209
                                                        ========          ===        ========          ===

- --------------------------------------------------------------------------------
(1) Comprised of net investments in the U.S. and Canada of $744.2 million (56 aircraft) and $182.7 million (6 aircraft) at September 30, 2004, and $822.7 million (66 aircraft) and $207.0 million (6 aircraft) at December 31, 2003.

(2) Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

      The top five commercial aerospace exposures totaled $1,064.7 million at September 30, 2004, the largest of which was $288.4 million. All top five exposures are to carriers outside of the U.S., and three are to European carriers. The largest exposure to a U.S. carrier at September 30, 2004 was $132.0 million. Of the 205 aircraft, three are off-lease and covered by signed letters of intent. Future revenues and aircraft values could be impacted by the actions of the carriers, management's actions with respect to re-marketing the aircraft, airline industry performance and aircraft utilization.

      The regional aircraft portfolio at September 30, 2004 consists of 127 planes with a net investment of $351.9 million, up from $291.6 million at December 31, 2003. The carriers are primarily located in North America and Europe. Operating leases account for about 38% of the portfolio, with the rest capital leases or loans.

      The following is a list of our exposure to bankrupt aerospace carriers and the current status of the related aircraft at September 30, 2004:

      o UAL Corp. -- United Airlines leases 4 CIT-owned narrow body aircraft (2 Boeing 757 aircraft and 2 Boeing 737 aircraft) with a net investment of $82.8 million. Additionally, we hold Senior A tranche Enhanced Equipment Trust Certificates ("EETCs") issued by United Airlines, which are debt instruments collateralized  by  aircraft  operated by the  airline,  with a fair value of $42.5 million. In connection with the United Airlines' filing under Chapter 11, as of September 30, 2004, we have an outstanding balance of $53.1 million (with a commitment of $75 million) relating to a debtor-in-possession facility. During the third quarter, as co-arranger with three other lenders, CIT committed to $250 million of an aggregate $1.0 billion facility, which is secured by unencumbered aircraft, among other collateral. CIT syndicated its exposure down to $75 million, with further reduction to $50 million expected to close in the fourth quarter.

      o Air Canada -- Our net investment in aircraft is approximately $47.5 million, relating to one CIT-owned Boeing 767 aircraft.

      o Avianca Airlines -- Avianca is a lessee of one MD 80 aircraft and one Boeing 757, with a combined net investment of $30.9 million.

      o US Airways -- On September 11, 2004, US Airways Group, Inc. announced that it had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under existing agreements, CIT has operating leases where US Airways is the lessee of two 737-300, CIT-owned aircraft, for a total net investment of $13.6 million.

      Our aerospace assets include both operating leases and capital leases. Management monitors economic conditions affecting equipment values, trends in equipment values, and periodically obtains third party appraisals of commercial aerospace equipment, which include projected rental rates. We adjust the depreciation schedules of commercial aerospace equipment on operating leases or residual values underlying capital leases when required. Aerospace assets are reviewed for impairment annually, or more often when events or circumstances warrant. An aerospace asset is defined as impaired when the expected undiscounted cash flow over its expected remaining life is less than its book value. Both historical information and current economic trends are factored into the assumptions and analyses used when determining the expected undiscounted cash flow. Included among these assumptions are the following:

      o     Lease terms

      o     Remaining life of the asset

      o     Lease rates supplied by independent appraisers

      o     Remarketing prospects

      o     Maintenance costs

      An impairment loss is recognized if circumstances indicate that the carrying amount of the asset may not be recoverable. Depreciation expense for the nine months ended September 30, 2004 included a $14.8 million impairment charge taken in the second quarter to reduce certain older, out of production aircraft to estimated fair value. The additional depreciation expense primarily related to aircraft with a single lessee with upcoming lease terminations and for which market rental rates have recently declined. Therefore, the projected cash flows no longer supported the corresponding carrying value, resulting in the additional depreciation charge.

      Commercial airline equipment utilization is high, with only three aircraft off-lease (with a book value of $30.5 million) at September 30, 2004, which demonstrates our ability to place aircraft. However, current placements are at compressed rental rates, which reflects current market conditions. Generally, leases are being written for terms between three and five years. Within the regional aircraft portfolio at September 30, 2004, there were 12 aircraft off-lease with a total book value of approximately $41.6 million. See table in "Risk Management" section for additional information regarding commitments to purchase additional aircraft.

Other Assets

      Other assets totaled $2.5 billion at September 30, 2004 and $3.3 billion at December 31, 2003. The decline in other assets is primarily due to lower receivables from derivative counterparties in 2004.

      Other assets primarily consisted of the following at September 30, 2004: investments in and receivables from non-consolidated subsidiaries of $0.7 billion, deposits on commercial aerospace flight equipment of $0.4 billion, accrued interest and receivables from derivative counterparties of $0.3 billion, direct and private fund equity investments of $0.2 billion, prepaid expenses of $0.1 billion and repossessed assets and off-lease equipment of $0.1 billion. The remaining balance includes furniture and fixtures, miscellaneous receivables and other assets.

Risk Management

      Our risk management process is described in more detail in our 2003 Annual Report on Form 10-K. Our processes remain substantially the same as outlined in our 2003 Form 10-K.

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

      Our asset portfolio is generally comprised of loans and leases of short to intermediate term. As such, the duration of our asset portfolio is generally less than three years. We target to closely match the duration of our liability portfolio with that of our asset portfolio. As of September 30, 2004, our liability portfolio duration was slightly longer than our asset portfolio duration.

      o Margin at Risk (MAR), which measures the impact of changing interest rates upon interest income over the subsequent twelve months.

      At the date that interest rate sensitivity is modeled, net interest income is derived considering the current level of interest-sensitive assets and related run-off (including both contractual repayment and historical prepayment experience), the current level of interest-sensitive liabilities and related maturities, and the current level of derivatives. Market interest rates are then raised 100 basis points instantaneously and paralleled across the entire yield curve, and a "rate shocked" simulation is run.

      An immediate hypothetical 100 basis point parallel increase in the yield curve on October 1, 2004 modeled against interest rate sensitive assets and liabilities as shown in the table below would reduce net income by an estimated $15 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in net income of a like amount. Although management believes that this measure provides an estimate of our interest rate sensitivity, there are certain limitations inherent in this sensitivity analysis, as it is unlikely that rate movements would be instantaneous or parallel, nor would our assets and debt reprice immediately. Additionally, it does not consider any potential remedial actions that management could take such as the pre-funding of liabilities and other business developments consistent with an increasing rate environment that may affect net income, for example asset growth and changes to our liability durations. Further, it does not account for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet. Accordingly, no assurance can be given that actual results would not differ materially from the estimated outcomes of our simulations. Such simulations do not represent management's current view of future market interest rate movements.

      The following table summarizes the composition of our interest sensitive assets (including operating leases) and liabilities (excluding equity) before and after derivatives:

                                                                     Before Swaps                         After Swaps
                                                             -----------------------------        -------------------------------
                                                             Fixed rate      Floating rate        Fixed rate        Floating rate
                                                             ----------      -------------        ----------        -------------
                    September 30, 2004
Assets....................................................       57%              43%                57%                43%
Liabilities...............................................       60%              40%                50%                50%

                     December 31, 2003
Assets....................................................       57%              43%                57%                43%
Liabilities...............................................       63%              37%                49%                51%

      Total interest sensitive assets were $40.8 billion and $36.7 billion at September 30, 2004 and December 31, 2003, while total interest sensitive liabilities were $35.3 billion and $31.5 billion at September 30, 2004 and December 31, 2003. Certain December 31, 2003 amounts have been adjusted to conform to the current period presentation.

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

      Outstanding commercial paper totaled $4.6 billion at September 30, 2004 and $4.2 billion at December 31, 2003. Our targeted U.S. program size remains at $5.0 billion with modest foreign programs aggregating $500 million to be maintained in Canada and Australia. Our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper. We have aggregate bank facilities of $6.3 billion with $4.2 billion in multi-year facilities.

      We maintain registration statements with the Securities and Exchange Commission ("SEC") covering debt securities that we may sell in the future. At September 30, 2004, we had $0.5 billion of registered, but unissued, debt securities available under a shelf registration statement. Subsequent to September 30, 2004, we registered and now have available a $15 billion program under which we may issue debt securities and other capital market securities. Term-debt issued during 2004 totaled $9.6 billion: $5.8 billion in variable-rate medium-term notes and $3.8 billion in fixed-rate notes.

      To further strengthen our funding capabilities, we maintain committed asset-backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home equity receivables and trade accounts receivable. While these are predominantly in the U.S., we also maintain facilities for Canadian domiciled assets. As of September 30, 2004, we had approximately $4.4 billion of availability in our committed asset-backed facilities and $2.4 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

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

      We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability as outlined in the following table:

                                                                                         September 30,          December 31,
Liquidity Measurement                                            Current Target              2004                  2003
- ---------------------                                            --------------          -------------          ------------
Commercial paper to total debt.............................      Maximum of 15%               12%                   13%
Short-term debt to total debt..............................      Maximum of 45%               35%                   36%
Bank lines to commercial paper.............................      Minimum of 100%             141%                  149%
Aggregate alternate liquidity* to short-term debt..........      Minimum of 75%              101%                   93%

- --------------------------------------------------------------------------------
*     Aggregate   alternative  liquidity  includes  available  bank  facilities, asset-backed conduit facilities and cash.

      Our credit ratings are an important factor in meeting our margin targets as better ratings generally correlate to lower cost of funds (see Net Finance Margin, interest expense discussion). The following credit ratings have been in place since September 30, 2002:

                                                                     Short-Term            Long-Term              Outlook
                                                                     ----------            ---------              -------
Moody's..........................................................        P-1                   A2                  Stable
Standard & Poor's................................................        A-1                    A                  Stable
Fitch............................................................        F1                     A                  Stable

      The credit ratings previously stated are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

      We have certain covenants contained in our legal documents that govern our funding sources. The most significant covenant in CIT's indentures and credit agreements is a negative pledge provision, which limits granting or permitting liens on our assets, but provides for exceptions for certain ordinary course liens needed to operate our business. In addition, our credit agreements also contain a minimum net worth requirement of $4.0 billion.

      The following tables summarize various contractual obligations, selected contractual cash receipts and contractual commitments as of September 30, 2004 ($ in millions):

                                                                      Payments and Collections by Period(3)
                                              ----------------------------------------------------------------------------------
                                                             Remaining
                                                Total           2004         2005            2006          2007          2008(3)
                                              ---------      ---------     --------        --------     ---------      ---------
Commercial Paper ..........................   $ 4,496.5      $ 4,496.5     $     --        $     --     $      --      $      --
Variable-rate term debt ...................    11,507.7        1,117.4      3,331.3         3,667.2       2,551.0          840.8
Fixed-rate term debt ......................    21,022.2        1,723.0      4,444.6         2,729.2       3,448.0        8,677.4
Preferred capital security ................       254.2             --           --              --            --          254.2
Lease rental expense ......................       149.6           12.9         45.4            35.0          27.3           29.0
                                              ---------      ---------     --------        --------     ---------      ---------
   Total contractual obligations ..........    37,430.2        7,349.8      7,821.3         6,431.4       6,026.3        9,801.4
                                              ---------      ---------     --------        --------     ---------      ---------
Finance receivables(1) ....................    34,542.8        8,148.1      5,618.2         4,656.9       3,266.4       12,853.2
Operating lease rental income .............     2,817.6          270.9        908.6           624.1         366.0          648.0
Finance receivables held for sale(2) ......     1,757.3        1,757.3           --              --            --             --
Cash -- current balance ...................     2,160.1        2,160.1           --              --            --             --
Retained interest in securitizations
 and other investments ....................     1,188.4          174.5        451.6           264.8         167.1          130.4
                                              ---------      ---------     --------        --------     ---------      ---------
   Total projected cash availability ......    42,466.2       12,510.9      6,978.4         5,545.8       3,799.5       13,631.6
                                              ---------      ---------     --------        --------     ---------      ---------
Net projected cash inflow (outflow) .......   $ 5,036.0      $ 5,161.1     $ (842.9)       $ (885.6)    $(2,226.8)     $ 3,830.2
                                              =========      =========     ========        ========     =========      =========

- --------------------------------------------------------------------------------
(1) Based upon contractual cash flows; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.

(2) Based upon management's intent to sell rather than contractual maturities of underlying assets.

(3) Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.

                                                                          Commitment Expiration by Period
                                              ----------------------------------------------------------------------------------
                                                             Remaining
                                                  Total         2004          2005           2006          2007          2008+
                                              ---------      ---------     --------        --------     ---------      ---------
Credit extensions .......................     $ 7,414.0       $1,010.4     $  624.2        $1,114.8      $  794.0       $3,870.6
Aircraft purchases ......................       2,447.0          279.0        906.0         1,002.0         260.0             --
Letters of credit .......................       1,273.2        1,037.1        232.8             3.3            --             --
Sale-leaseback payments .................         457.8             --         28.5            28.5          28.5          372.3
Manufacturer purchase commitments .......         280.9          280.9           --              --            --             --
Venture capital commitments .............          97.0            3.4          0.5              --           3.1           90.0
Guarantees ..............................         125.2          112.9           --              --          10.5            1.8
Acceptances .............................          25.0           25.0           --              --            --             --
                                              ---------       --------     --------        --------      --------       --------
Total contractual commitments ...........     $12,120.1       $2,748.7     $1,792.0        $2,148.6      $1,096.1       $4,334.7
                                              =========       ========     ========        ========      ========       ========

Internal Controls

      The  Internal  Controls   Committee  is  responsible  for  monitoring  and
improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 ("SARBOX"), for which the implementation year is 2004. The committee, which is chaired by the Controller, includes the CFO, the Director of Internal Audit and other senior executives in finance, legal, risk management and information technology. The documentation phase of the SARBOX project is complete and we are concluding the testing and remediation phases. Our management self-assessment is targeted to be completed during the fourth quarter of 2004.

Off-Balance Sheet Arrangements

Securitization Program

      We fund asset originations on our balance sheet by accessing various sectors of the capital markets, including the term debt and commercial paper markets. In an effort to broaden funding sources and provide an additional source of liquidity, we use an array of securitization programs, including both asset-backed commercial paper and term structures, to access both the public and private asset-backed securitization markets. Current products in these programs include receivables and leases secured by equipment as well as consumer loans secured by residential real estate. The following tables summarizes data relating to our securitization balance and activity ($ in millions):

                                                                                           September 30,
                                                                                     ------------------------
                                                                                      2004            2003
                                                                                     --------       ---------
Securitized Assets:
Specialty Finance -- commercial...................................................   $3,251.1       $ 3,876.8
Specialty Finance -- consumer.....................................................    1,819.1         2,759.7
Equipment Finance.................................................................    2,924.7         3,504.5
                                                                                     --------       ---------
Total securitized assets..........................................................   $7,994.9       $10,141.0
                                                                                     ========       =========
Securitized assets as a % of managed assets.......................................       15.3%           20.6%
                                                                                     ========       =========


                                                          Quarters Ended                Nine Months Ended
                                                           September 30,                   September 30,
                                                       ----------------------        -----------------------
                                                        2004           2003            2004           2003
                                                       ------        --------        --------       --------
Volume Securitized:
Specialty Finance -- commercial.................       $458.4        $  936.0        $1,897.2       $2,546.3
Specialty Finance -- consumer...................           --              --              --          489.2
Equipment Finance...............................        325.4           381.5           970.2        1,171.9
                                                       ------        --------        --------       --------
Total volume securitized........................       $783.8        $1,317.5        $2,867.4       $4,207.4
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

      The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2004 were as follows:

                                                                                         Commercial Equipment
                                                                                       -----------------------
                                                                                       Specialty     Equipment
                                                                                        Finance       Finance
                                                                                       ---------     ---------
Weighted average prepayment speed................................................        49.4%         12.1%
Weighted average expected credit losses..........................................        0.51%         0.80%
Weighted average discount rate...................................................        6.48%         9.00%
Weighted average life (in years).................................................        1.22          1.92

      Key assumptions used in calculating the fair value of the retained interests in securitized assets by product type at September 30, 2004 were as follows:

                                                       Commercial Equipment                 Consumer
                                                   ---------------------------   ------------------------------
                                                                                  Home Equity and  Recreational
                                                      Specialty     Equipment      Manufactured      Vehicles
                                                       Finance       Finance          Housing        and Boat
                                                   --------------   ----------   ----------------  ------------
Weighted average prepayment speed..............         29.1%         12.1%             26.9%           20.3%
Weighted average expected credit losses........         1.28%         1.57%             1.36%           1.90%
Weighted average discount rate.................         7.64%         9.58%            13.08%          14.48%
Weighted average life (in years)...............         1.06          1.30              3.11            2.72

      The Specialty Finance -- commercial securitized assets include receivables originated to consumers through DFS.

Securitization and Joint Venture Activities

      We utilize special purpose entities ("SPEs") and joint ventures in the normal course of business to execute securitization transactions and conduct business in key vendor relationships.

      Securitization Transactions -- SPEs are used to achieve "true sale" requirements for these transactions in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Pools of assets are originated or acquired and sold to SPEs, which in turn issue debt securities to investors solely backed by asset pools. Accordingly, CIT has no legal obligations to repay the securities in the event of a default by the SPE. CIT retains the servicing rights and participates in certain cash flows of the pools. The present value of expected net cash flows that exceeds the estimated cost of servicing is recorded in other assets as a "retained interest." Assets securitized are shown in our managed assets and our capitalization ratios on a managed basis. Under the recently issued rules relating to consolidation and SPEs, non-qualifying securitization entities have to be consolidated. We believe that all of our existing asset-backed SPE structures meet the definition of a qualifying special purpose entity ("QSPE") as defined by SFAS No. 140 and therefore will continue to qualify as off-balance sheet transactions. As part of these related activities, CIT entered into $2.3 billion in notional amount of hedge transactions to protect the related trusts against interest rate risk. CIT is insulated from this risk by entering into offsetting swap transactions with third parties totaling $2.3 billion in notional amount at September 30, 2004.

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

Capitalization

      The following table presents information regarding our capital structure ($ in millions):

                                                                                    September 30,  December 31,
                                                                                        2004           2003
                                                                                    ------------   ------------
Commercial paper.................................................................    $ 4,496.5       $ 4,173.9
Term debt........................................................................     32,529.9        29,239.2
Preferred Capital Securities.....................................................        254.2           255.5
Stockholders' equity(1)..........................................................      5,882.3         5,427.8
                                                                                     ---------       ---------
Total capitalization.............................................................     43,162.9        39,096.4
Goodwill and other intangible assets.............................................       (594.4)         (487.7)
                                                                                     ---------       ---------
Total tangible capitalization....................................................    $42,568.5       $38,608.7
                                                                                     =========       =========
Tangible stockholders' equity(1) and Preferred Capital Securities to
  managed assets.................................................................        10.57%          10.45%
Tangible stockholders' equity(1) and Preferred Capital Securities................         6.38x           6.14x

- --------------------------------------------------------------------------------
(1) Stockholders' equity excludes the impact of the accounting change for derivative financial instruments described in Note 7 to the Consolidated Financial Statements and certain unrealized gains or losses on retained interests and investments, as these amounts are not necessarily indicative of amounts that will be realized. See "Non-GAAP Financial Measurements."

      The European vendor finance acquisition increased goodwill and acquired intangibles by approximately $80 million and treasury stock increased to $81 million.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We consider accounting estimates relating to the following to be critical in applying our accounting policies:

      o     Investments

      o     Charge-off of Finance Receivables

      o     Impaired Loans

      o     Reserve for Credit Losses

      o     Retained Interests in Securitizations

      o     Lease Residual Values

      o     Goodwill and Intangibles

      o     Income Tax Asset and Liability Accounts

      There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from what is described in our 2003 Annual Report on Form 10-K.

Statistical Data

      The following table presents components of net income as a percent of AEA, along with other selected financial data ($ in millions):

                                                          Nine Months Ended
                                                            September 30,
                                                       -----------------------
                                                          2004         2003
                                                       ---------    ---------
Finance income.....................................         9.73%       10.51%
Interest expense...................................         3.20%        3.84%
                                                       ---------    ---------
  Net finance income...............................         6.53%        6.67%
Depreciation on operating lease equipment..........         2.50%        3.02%
                                                       ---------    ---------
  Net finance margin...............................         4.03%        3.65%
Provision for credit losses........................         0.74%        1.07%
                                                       ---------    ---------
Net finance margin after provision
   for credit losses...............................         3.29%        2.58%
Other revenue......................................         2.36%        2.63%
Gain (loss) on venture capital investments.........         0.03%       (0.11)%
                                                       ---------    ---------
Operating margin...................................         5.68%        5.10%
Salaries and general operating expenses............         2.67%        2.54%
Gain on redemption of debt.........................         0.14%          --
                                                       ---------    ---------
  Income before provision for income taxes.........         3.15%        2.56%
Provision for income taxes.........................        (1.23)%      (1.00)%
Minority interest, after tax.......................           --           --
Dividends on preferred capital
   securities, after tax...........................           --        (0.02)%
                                                       ---------    ---------
  Net income.......................................         1.92%        1.54%
                                                       =========    =========
Average Earning Assets.............................    $38,119.0    $35,559.0
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

      Selected non-GAAP disclosures are presented and reconciled in the table below ($ in millions):

                                                                                       September 30,           December 31,
                                                                                            2004                   2003
                                                                                        ------------           ------------
Managed assets(1)
Finance receivables ..................................................................     $34,542.8            $31,300.2
Operating lease equipment, net .......................................................       7,932.9              7,615.5
Finance receivables held for sale ....................................................       1,757.3                918.3
Equity and venture capital investments (included in other assets) ....................         186.2                249.9
                                                                                           ---------            ---------
Total financing and leasing portfolio assets .........................................      44,419.2             40,083.9
Securitized assets ...................................................................       7,994.9              9,651.7
                                                                                           ---------            ---------
Managed Assets .......................................................................     $52,414.1            $49,735.6
                                                                                           =========            =========
Earning assets(2)
Total financing and leasing portfolio assets .........................................     $44,419.2            $40,083.9
Credit balances of factoring clients .................................................      (3,929.9)            (3,894.6)
                                                                                           ---------            ---------
Earning assets .......................................................................     $40,489.3            $36,189.3
                                                                                           =========            =========
Tangible equity(3)
Total equity .........................................................................     $ 5,837.0            $ 5,394.2
Other comprehensive loss relating to derivative financial instruments ................          52.5                 41.3
Unrealized gain on securitization investments ........................................          (7.2)                (7.7)
Goodwill and intangible assets .......................................................        (594.4)              (487.7)
                                                                                           ---------            ---------
Tangible common equity ...............................................................       5,287.9              4,940.1
Preferred capital securities .........................................................         254.2                255.5
                                                                                           ---------            ---------
Tangible equity ......................................................................     $ 5,542.1            $ 5,195.6
                                                                                           =========            =========
Debt, net of overnight deposits(4)
Total Debt ...........................................................................     $37,280.6            $33,668.6
Overnight deposits ...................................................................      (1,651.7)            (1,529.4)
Preferred capital securities .........................................................        (254.2)              (255.5)
                                                                                           ---------            ---------
Debt, net of overnight deposits ......................................................     $35,374.7            $31,883.7
                                                                                           =========            =========
Earnings per share, excluding certain items(5)
GAAP Earnings per share ..............................................................     $    0.86            $    0.72
Gain on debt redemption ..............................................................            --                (0.14)
                                                                                           ---------            ---------
Adjusted earnings per share ..........................................................     $    0.86            $    0.58
                                                                                           =========            =========

- --------------------------------------------------------------------------------
(1) Managed assets are utilized in certain credit and expense ratios. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.

(2) Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned, such as finance income and factoring commissions.

(3) Tangible equity is utilized in leverage ratios, and is consistent with our presentation to rating agencies. Other comprehensive losses and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts that will be realized.

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

Forward-Looking Statements

      Certain statements contained in this document are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

      o     our liquidity risk management,

      o     our credit risk management,

      o     our asset/liability risk management,

      o     our funding, borrowing costs and net finance margin,

      o     our capital, leverage and credit ratings,

      o     our operational and legal risks,

      o     our growth rates,

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

      Based on this evaluation, Messrs. Peek and Leone concluded that, during the last fiscal quarter covered by this report, the Company's disclosure controls and procedures were effective, except as noted below. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

      In connection with the June 2001 acquisition by Tyco, our income tax compliance, reporting and planning function was transferred to Tyco. Following our 2002 IPO, we classified our tax reporting as a "reportable condition", as defined by standards established by the American Institute of Certified Public Accountants.

      As previously reported, we have made substantial progress with respect to the reportable condition by hiring and training personnel, rebuilding tax reporting systems, preparing amendments to prior period U.S. Federal income tax returns, and implementing processes and controls with respect to income tax reporting and compliance.

      During the quarter ended September 30, 2004, we continued to develop the processes and data to complete the analysis of our income tax asset and liability accounts, including the refinement of and reconciliation to transactional level detail of book to tax differences. In conjunction with these efforts, we incorporated the effects of filing our 2003 U.S. Federal income tax return and based thereon, made adjustments to the December 31, 2003 tax basis balance sheet. We also identified additional amendments relating to prior period income tax returns. Work is continuing to validate income tax asset and liability accounts.

      In addition, we prepared the initial documentation relating to our tax processes and internal controls over related financial reporting in connection with our Sarbanes-Oxley section 404 initiative, and performed initial tests of key controls. The results of these tests and our work indicated that further improvements are required with respect to tax reporting processes and controls.

      We are continuing to focus significant effort and resources in this regard with our objective being to remediate the income tax reporting processes and controls in connection with our December 31, 2004 financial reporting.

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

      On September 9, 2004, Exquisite Caterers v. Popular Leasing et al. ("Exquisite Caterers"), a putative class action, was filed against 13 financial institutions, including CIT, who had acquired equipment leases ("NorVergence Leases") from NorVergence, Inc., a reseller of telecommunications and Internet services to businesses. The Exquisite Caterers lawsuit is pending in the U.S.
District Court for the District of New Jersey. Exquisite Caterers based its complaint on allegations that NorVergence misrepresented the capabilities of the equipment leased to its customers and overcharged for the equipment. The complaint asserts that the NorVergence Leases are unenforceable and seeks rescission, punitive damages, treble damages and attorneys' fees. In addition, putative class action suits in Florida and Texas and several individual suits, all based upon the same core allegations and seeking the same relief, have been filed by NorVergence customers against CIT and the other financial institutions.

      On July 14, 2004, the U.S. Bankruptcy Court ordered the liquidation of NorVergence under Chapter 7 of the Bankruptcy Code. Since then, the Attorneys General of Florida, New Jersey, New York, Illinois and Texas commenced investigations of NorVergence and the financial institutions, including CIT, who purchased NorVergence Leases. CIT has cooperated with the Attorneys General and agreed to refrain from collection activities related to the NorVergence Leases in each of these States pending the outcome of the investigations.

      In addition, there are various legal proceedings against CIT, which have arisen in the ordinary course of business. While the outcomes of the above mentioned and ordinary course legal proceedings and the related activities are not certain, based on present assessments, management does not believe that they will have a material adverse effect on the financial condition of CIT.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      The following table details the repurchase activity of CIT common stock during the September 2004 quarter:

                                                                                       Total Number of
                                                                                       Shares Purchased       Maximum Number
                                                             Total                        as Part of        of Shares that May
                                                           Number of      Average         Publically         Yet Be Purchased
                                                             Shares     Price Paid      Announced Plans        Under the Plans
                                                           Purchased     per Share        or Programs           or Programs
                                                           ---------     ---------     ----------------      ---------------
Balance at June 30, 2004 ............................       896,730       $36.40                                2,060,000
                                                          ---------
        July 1 - July 31, 2004 ......................       420,000       $36.69            420,000             1,640,000
        August 1 - August 31, 2004 ..................       880,000       $35.60            880,000               760,000
        September 1 - September 30, 2004 ............       486,500       $36.96            486,500               273,500
                                                          ---------
        Total Purchases .............................     1,786,500
                                                          ---------
Reissuances(1) ......................................      (460,974)
                                                          ---------
Balance at September 30, 2004 .......................     2,222,256
                                                          =========

- ----------
(1) Includes the issuance of shares of our common stock upon exercise of stock options and the vesting of restricted stock.


      On October 20, 2004, our Board of Directors approved a continuation of the common stock repurchase program to acquire up to an additional three million shares of our outstanding common stock in conjunction with employee equity compensation programs. These are in addition to the shares remaining from the previously approved program on April 21, 2004. The program authorizes the company to purchase shares on the open market from time to time over a two-year period beginning October 21, 2004. The repurchased common stock is held as treasury shares and may be used for the issuance of shares under CIT's employee stock plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The program may be discontinued at any time and is not expected to have a significant impact on our capitalization.

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

      10.1 Amendment to Employment Agreement by and among CIT Group Inc. and Jeffrey M. Peek dated as of July 22, 2004.

      10.2 Employment agreement by and among CIT Group Inc. and Thomas B. Hallman dated as of August 1, 2004.

      10.3 Employment agreement by and among CIT Group Inc. and Joseph M. Leone dated as of August 1, 2004.

      10.4 Employment agreement by and among CIT Group Inc. and Lawrence A. Marsiello dated as of August 1, 2004.

      10.5 Employment agreement by and among CIT Group Inc. and Frederick E. Wolfert dated as of August 1, 2004.

      10.6 2004 Extension and Funding Agreement dated September 8, 2004, by and among Dell Financial Services L.P., Dell Credit Company L.L.C., DFS-SPV L.P., DFS-GP, Inc., Dell Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS Inc., CIT Communications Finance Corporation, and CIT Credit Group USA Inc. (incorporated by reference to Form 8-K filed by CIT on September 9, 2004).

      12.1 CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

      31.1 Certification of Jeffrey M. Peek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Joseph M. Leone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K

            Current Report on Form 8-K filed July 22, 2004, reporting (i) that CIT declared a dividend of $0.13 per share, payable August 30, 2004 to stockholders of record on August 13 2004, (ii) the financial results of CIT as of and for the quarter ended June 30, 2004 and
            (iii) the election of Jeffrey M. Peek as CEO of the Company.

            Current Report on Form 8-K filed August 17, 2004, reporting the election of Frederick E. Wolfert as Vice Chairman, Commercial Finance.

            Current Report on Form 8-K filed September 9, 2004, reporting the extension and modification of the Dell Financial Services joint venture.

            Current Report on Form 8-K filed September 14, 2004, reporting the Company's current financing relationship with US Airways Group Inc.

            Current Report on Form 8-K filed September 21, 2004, reporting the Company's Financial results for prior periods revised to reflect CIT's new segment reporting.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CIT GROUP INC.

                                  By:            /s/ Joseph M. Leone
                                      -----------------------------------------
                                                   Joseph M. Leone
                                      Vice Chairman and Chief Financial Officer

                                  By:           /s/ William J. Taylor
                                      -----------------------------------------
                                                  William J. Taylor
                                        Executive Vice President, Controller
                                          and Principal Accounting Officer

November 9, 2004