Form 10-K
period 2004-12-31
CIT GROUP INC
filed 2005-03-07
CIK 1171825

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 001-31369

                                 CIT Group Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                        65-1051192
  (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                        Identification No.)

1211 Avenue of the Americas, New York, New York                       10036
  (Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number including area code: (212) 536-1211
                                   ----------
           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
         Title of each class                               on which registered
         -------------------                              ---------------------
Common Stock, par value $0.01 per share............     New York Stock Exchange
5 7/8% Notes due October 15, 2008..................     New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [_].

      Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act of 1934. Yes |X| No [_].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

      The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($38.29 per share, 210,700,091 shares of common stock outstanding), which occurred on June 30, 2004, was $8,067,706,484. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant. At February 15, 2005, 210,851,464 shares of CIT's common stock, par value $0.01 per share, were outstanding.

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

      Portions of the registrant's definitive proxy statement relating to the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof to the extent described herein.

                   See pages 105 to 107 for the exhibit index.
================================================================================

                                TABLE OF CONTENTS

Form 10-K
Item No.                          Name of Item                              Page
--------                          ------------                              ----
                                     Part I
Item 1.  Business .........................................................    1
Item 2.  Properties .......................................................    9
Item 3.  Legal Proceedings ................................................    9
Item 4.  Submission of Matters to a Vote of Security Holders ..............   10

                                     Part II
Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters ....................................   11
Item 6.  Selected Financial Data ..........................................   13
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................   14
Item 7A. Quantitative and Qualitative Disclosure about
           Market Risk ....................................................   14
Item 8.  Financial Statements and Supplementary Data ......................   52
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ............................  102
Item 9A. Controls and Procedures ..........................................  102
Item 9B. Other Information ................................................  103

                                    Part III
Item 10. Directors and Executive Officers of the Registrant ...............  104
Item 11. Executive Compensation ...........................................  104
Item 12. Security Ownership of Certain Beneficial
           Owners and Management ..........................................  104
Item 13. Certain Relationships and Related Transactions ...................  104
Item 14. Principal Accountant Fees and Services ...........................  104

                                     Part IV
Item 15. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K ........................................  105

Signatures ................................................................  108
Where You Can Find More Information .......................................  109

                                     PART I

Item 1. Business

OVERVIEW

      CIT Group Inc., a Delaware corporation ("we," "CIT" or the "Company"), is a leading global commercial and consumer finance company. Founded in 1908, we provide financing and leasing capital for companies in a wide variety of industries, including many of today's leading industries and growing economic sectors. We offer vendor, equipment, commercial, factoring, home lending, small business, educational lending and structured financing products.

      We have broad access to customers and markets through our "franchise" businesses and sales force organizations. Each business focuses on specific industries, asset types, products and markets, with portfolios diversified by client, industry and geography. Managed assets, including assets securitized by us, were $53.5 billion. Owned financing and leasing assets were $45.2 billion. Stockholders' equity was $6.1 billion at December 31, 2004.

      We provide a wide range of financing and leasing products to small, midsize and larger companies across a wide variety of industries, including manufacturing, retailing, transportation, aerospace, construction, technology, communication, and various service-related industries. Our secured lending, leasing and factoring products include direct loans and leases, operating leases, leveraged and single investor leases, secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing, debtor-in-possession and turnaround financing, and acquisition and expansion financing. Consumer lending consists primarily of first mortgage lending to consumers originated largely through a network of brokers and correspondents. In February 2005, we began to offer student lending products, the majority of which are backed by the U.S. government.

      Transactions are generated through direct calling efforts with borrowers, lessees, equipment end-users, vendors, manufacturers and distributors and through referral sources and other intermediaries. In addition, our strategic business units work together both in referring transactions to other CIT units and by combining various products and structures to meet our customers' overall financing needs. We also buy and sell participations in and syndications of finance receivables and/or lines of credit. From time to time, in the normal course of business, we purchase finance receivables on a wholesale basis (commonly called bulk portfolio purchases) which add to our origination volume. We also sell certain finance receivables and equipment under operating leases to reduce concentration risk, for other balance sheet management purposes, or to improve profitability.

      See page 7 for a glossary of key terms used by management in our business.

Business Segments

      We conduct our operations through two strategic groups, comprised of five business segments that market products and services to satisfy the financing needs of specific customers, industries, vendors/manufacturers, and markets. Our segment reporting was modified in two ways in 2004. First, in order to better align with the market place and improve efficiency, the former Structured Finance segment was merged with Capital Finance, and at the same time the telecommunications and media portfolio was moved to the Business Credit unit of Commercial Finance. Secondly, our Specialty Finance -- consumer unit was broken out as a separate segment. All prior periods have been restated for these changes and this updated presentation is consistent with the reporting to management during 2004.

      In the third quarter of 2004, we hired a senior executive to manage our "commercial finance" businesses, which are comprised of the Commercial Finance, Equipment Finance and Capital Finance segments. As a result, the Office of the Chairman includes two senior executives (Vice Chairman -- Specialty Finance and Vice Chairman -- Commercial Finance) who have the day-to-day responsibility for business operations across the Company.

      Traditionally, our business structure was primarily product-focused. We began the transition to an industry-focused structure with the creation of a healthcare "vertical" in the fourth quarter of 2004 in order to offer directly a complete array of products and services to this industry (as opposed to the traditional product-based approach). A communications, media and entertainment vertical unit is currently being developed and we have additional plans for the re-design of more business units in the Commercial Finance strategic group featuring complete product offerings to a specific industry. We believe that this approach positions the Company to more effectively and efficiently offer enterprise-wide solutions to customers.

      Our five business segments are as follows:

            Specialty Finance (strategic group)
            -----------------------------------

            o Specialty Finance -- commercial (segment) -- vendor programs, small-ticket commercial lending and leasing, U.S. Small Business Administration loans and liquidating manufactured housing assets.

            o Specialty Finance -- consumer (segment) -- home lending and other loans to consumers, including loans retained by CIT Bank, a Utah industrial loan corporation. In February 2005, we began to offer student lending products (primarily U.S. government guaranteed).

            Commercial Finance (strategic group)
            ------------------------------------

            o     Commercial   Finance   (segment)   --  mid-  to   large-ticket
                  asset-based and enterprise value lending (Business Credit), and factoring (Commercial Services);

            o Equipment Finance (segment) -- diversified, middle market equipment lending and leasing;

            o Capital Finance (segment) -- commercial aircraft, rail and other large-ticket equipment leasing and lending, project finance and advisory services.

      The following table summarizes the managed assets (excluding equity investments), financing and leasing assets and returns of our business segments at December 31, 2004 ($ in billions):

                                                                        Returns by Segment
                                                                        ------------------
                                                          Financing &     Net        %
                                       Managed Assets   Leasing Assets   Income    of AEA
                                       --------------   --------------   ------    ------

Specialty Finance -- commercial ..     $15.4    28.9%   $11.2    24.9%   $268.3    2.55%
Specialty Finance -- consumer ....       6.6    12.4%     5.4    12.0%     48.9    1.26%
                                       -----   -----    -----   -----    ------
   Specialty Finance -- strategic
     group .......................      22.0    41.3%    16.6    36.9%    317.2    2.21%
                                       -----   -----    -----   -----    ------
Commercial Finance ...............      11.8    22.1%    11.8    26.2%    295.5    3.58%
Equipment Finance ................       9.8    18.4%     6.9    15.3%     77.7    1.12%
Capital Finance ..................       9.7    18.2%     9.7    21.6%    105.0    1.14%
                                       -----   -----    -----   -----    ------
   Commercial Finance -- strategic
     group .......................      31.3    58.7%    28.4    63.1%    478.2    1.96%
                                       -----   -----    -----   -----    ------
   Total .........................     $53.3   100.0%   $45.0   100.0%   $795.4    2.05%
                                       =====   =====    =====   =====    ======

Specialty Finance -- commercial Segment

      The Specialty Finance -- commercial segment financing and leasing assets include vendor programs, small/mid-ticket commercial financing and leasing assets, loans guaranteed by the U.S. Small Business Administration and liquidating manufactured housing assets.

      Specialty Finance forms global relationships with industry-leading equipment vendors, including manufacturers, dealers and distributors, to deliver customized asset-based sales and financing solutions to both commercial and consumer customers of the vendor in a wide array of vendor programs. These alliances allow our vendor partners to focus on their core competencies, reduce capital needs and drive incremental sales volume. As a part of these programs, we offer (i) credit financing to the manufacturer's commercial and consumer customers for the purchase or lease of the manufacturer's products, and (ii) enhanced sales tools to manufacturers and vendors, such as asset management services, efficient loan processing and real-time credit adjudication. Higher-level partnership programs provide integration with the vendor's business planning process and product offering systems to improve execution and reduce cycle times. Specialty Finance has significant vendor programs in information technology and telecommunications equipment and serves many other industries through its global network.

      These vendor alliances feature traditional vendor finance programs, joint ventures, profit sharing and other transaction structures with large, sales-oriented vendor partners. In the case of joint ventures, Specialty Finance and the vendor combine financing activities through a distinct legal entity that is jointly owned. Generally, Specialty Finance accounts for these arrangements on an equity basis, with profits and losses distributed according to the joint venture agreement, and purchases qualified finance receivables originated by the joint venture. Specialty Finance also utilizes "virtual joint ventures," whereby the assets are originated on Specialty Finance's balance sheet, while profits and losses are shared with the vendor. These strategic alliances are a key source of business for Specialty Finance and are generated through intermediaries and other referral sources, as well as through direct end-user relationships. During 2004 we broadened our international presence with the acquisition of a Western European vendor finance business.

      The Specialty Finance small/mid-ticket commercial loan business focuses on leasing office products, computers, point-of-sale equipment and other technology products primarily in the United States and Canada. Products are originated through direct calling on customers and through relationships with manufacturers, dealers, distributors and other intermediaries. During the second quarter of 2004, we purchased a technology financing business to compliment our product line-up.

      We have been liquidating the manufactured housing portfolio since 2001. During the fourth quarter of 2004, we considered additional opportunities for more rapid liquidation of these assets and entered into an agreement to sell over $300 million of the $553 million in this portfolio. This sale, which closed in January 2005, is the continuation of an ongoing process to re-deploy capital in higher return businesses. We will consider additional opportunities for more rapid liquidation of non-strategic assets to the extent available.

Specialty Finance -- consumer Segment

      The Specialty Finance -- consumer financing assets include home lending and loans retained by CIT Bank, a Utah industrial loan corporation.

      The home lending unit primarily originates, purchases and services loans secured by first or second liens on detached, single-family, residential properties. Products are both fixed and variable-rate closed-end loans, and variable-rate lines of credit. Customers borrow to consolidate debts, refinance an existing mortgage, fund home improvements, pay education expenses and other reasons. Loans are originated through brokers and correspondents with a high proportion of home lending applications processed electronically over the Internet via BrokerEdge(SM), a proprietary system. Through experienced lending professionals and automation, Specialty Finance provides rapid turnaround time from application to loan funding, which is critical to broker relationships.

      CIT Bank, with assets of $307 million and deposits of $165 million, is located in Salt Lake City, Utah and provides a benefit to CIT in the form of favorable funding rates for various private label consumer and small business financing programs in both the local and national marketplace. CIT Bank also originates certain loans associated with bank affiliation programs comprised of manufacturers/distributors of consumer products. The Bank is chartered by the state of Utah as an Industrial Bank, and is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions.

      Specialty Finance occasionally sells individual loans and portfolios of loans to banks, thrifts and other originators of consumer loans to maximize the value of its origination network and to improve overall profitability. Contract servicing for securitization trusts and other third parties is provided through a centralized consumer Asset Service Center. Our Asset Service Center centrally services and collects substantially all of our consumer receivables, including loans retained in our portfolio and loans subsequently securitized or sold with servicing retained. The servicing portfolio also includes loans owned by third parties that are serviced by our Specialty Finance segment for a fee on a "contract" basis. These third-party portfolios totaled $3.2 billion at December 31, 2004.

      In February 2005, Specialty Finance broadened its product offering with the acquisition of Education Lending Group, which offers student loans (primarily U.S. government guaranteed). This acquisition provides Specialty Finance with approximately $4 billion in assets and an entry platform into the education finance market.

Commercial Finance Segment

      We conduct our Commercial Finance operations through two business units, both of which focus on accounts receivable and inventories as the primary source of security for their lending transactions.

      o Commercial Services provides factoring and receivable/collection management products and secured financing to companies in apparel, textile, furniture, home furnishings and other industries.

      o Business Credit provides secured financing, including term and revolving loans based on asset values, as well as cash flow and enterprise value structures, to a full range of borrowers from small to larger-sized companies.

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

Business Credit

      Business Credit offers loan structures ranging from asset-based revolving and term loans secured by accounts receivable, inventories and fixed assets to loans based on earnings performance and enterprise valuations to mid and larger-sized companies. Clients use such loans primarily for working capital, asset growth, acquisitions, debtor-in-possession financing and debt restructurings. Business Credit sells and purchases participation interests in such loans to and from other lenders. In conjunction with the combination of the former Structured Finance segment into Capital Finance, approximately $1.3 billion of communication and media assets were transferred to Business Credit during 2004.

      Business Credit meets its customer financing needs through its variable rate, senior revolving and term products. Business Credit primarily structures financings on a secured basis, although its Corporate Finance and Communication and Media units extend loans based upon the sustainability of a customer's operating cash flow and ongoing enterprise valuations. Revolving and term loans are made on a variable interest-rate basis based upon published indices such as LIBOR or the prime rate of interest.

      Business is originated regionally via solicitation activities focused upon various types of intermediaries and referral sources. Business Credit maintains long-term relationships with selected banks, finance companies, and other lenders both to source and diversify senior debt exposures.

Equipment Finance Segment

      The Equipment Finance Segment is a middle-market secured equipment lender with a strong market presence throughout North America. Equipment Finance provides customized financial solutions for its customers, which include manufacturers, dealers, distributors, intermediaries, and end-users of equipment. Equipment Finance's financing and leasing assets include a diverse mix of customers, industries, equipment types and geographic areas.

      Primary products in Equipment Finance include: loans, leases, wholesale and retail financing packages, operating leases, sale-leaseback arrangements, portfolio acquisitions, revolving lines of credit and in-house syndication capabilities. A core competency for Equipment Finance is assisting customers with the total life-cycle management of their capital assets including acquisition, maintenance, refinancing and the eventual liquidation of their equipment. Equipment Finance originates its products through direct relationships with manufacturers, dealers, distributors and intermediaries and through an extensive network of direct sales representatives and business partners located throughout the United States and Canada. Competitive advantage is built through an experienced staff that is both familiar with local market factors and knowledgeable about the industries they serve. Operating efficiencies are realized through Equipment Finance's two servicing centers located in Tempe, Arizona, and Burlington, Ontario. These offices centrally service and collect loans and leases originated throughout the United States and Canada.

      Equipment  Finance  is  organized  into  three  primary  operating  units:
Construction and Industrial, Specialized Industries and Canadian Operations. The Construction and Industrial unit has provided financing to the construction and industrial industries in the United States for over fifty years. Products include equipment loans and leases, collateral and cash flow loans, revolving lines of credit and other products that are designed to meet the special requirements of contractors, distributors and dealers. The Specialized Industry unit offers a wide range of financial products and services to customers in specialized industries such as corporate aircraft, food and beverage, defense and security, mining and energy, and regulated industries. Equipment Finance's Canadian Operation has leadership positions in the construction, healthcare, printing, plastics and machine tool industries.


Capital Finance Segment

      During 2004, the former Structured Finance segment was combined with Capital Finance. The prior period balances have been restated to reflect this realignment. In conjunction with the combination, approximately $1.3 billion of communication and media assets were transferred to Business Credit.

      Capital Finance specializes in providing customized leasing and secured financing primarily to end-users of aircraft, locomotives and railcars, including operating leases, single investor leases, equity portions of leveraged leases, and sale and leaseback arrangements, as well as loans secured by equipment. Typical customers are major domestic and international airlines, North American railroad companies and middle-market to larger-sized companies. New business is generated through direct calling efforts, supplemented with transactions introduced by intermediaries and other referral sources. Capital Finance utilizes special purpose entities ("SPEs") to record certain structured leasing transactions, primarily aerospace leveraged leases. These SPEs are consolidated in CIT's financial statements.

      Capital Finance has provided financing to commercial airlines for over 30 years, and the commercial aerospace portfolio includes most of the leading U.S. and foreign commercial airlines. As of December 31, 2004, the commercial aerospace financing and leasing portfolio was $5.1 billion, consisting of 92 accounts and 212 aircraft with an average age of approximately 6 years. Capital Finance has developed strong direct relationships with most major airlines and major aircraft and aircraft engine manufacturers. This provides Capital Finance with access to technical information, which enhances customer service, and provides opportunities to finance new business. See "Concentrations" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our aerospace portfolio.

      Capital Finance has been financing the rail industry for over 25 years. Its dedicated rail equipment group maintains relationships with several leading railcar manufacturers and calls directly on railroads and rail shippers in North America. The rail portfolio, which totaled $2.6 billion at December 31, 2004, includes leases to all of the U.S. and Canadian Class I railroads (which are railroads with annual revenues of at least $250 million) and numerous shippers. The operating lease fleet primarily includes: covered hopper cars used to ship grain and agricultural products, plastic pellets and cement; gondola cars for coal, steel coil and mill service; open hopper cars for coal and aggregates; center beam flat cars for lumber; and boxcars for paper and auto parts. The railcar operating lease fleet is relatively young, with an average age of approximately 7 years and approximately 83% (based on net investment) built in 1995 or later. The rail owned and serviced fleet totals in excess of 60,000 railcars and over 500 locomotives.

      Capital Finance also provides specialized investment banking services to the international corporate finance and institutional finance markets by providing asset-based financing for large-ticket asset acquisitions, project financing and related advisory services to equipment manufacturers, corporate clients, regional airlines, governments and public sector agencies. Transportation and the power and utilities sectors are among the industries that Capital Finance serves. Capital Finance has a global presence with operations in the United States, Canada and Europe.

      Capital Finance personnel have extensive experience in managing equipment over its full life cycle, including purchasing new equipment, maintaining equipment, estimating residual values and re-marketing via re-leasing or selling equipment. The unit's equipment and industry expertise enables it to manage equipment risk. We manage the equipment, the residual value and the risk of equipment remaining idle for extended periods of time and, where appropriate, locate alternative equipment users or purchasers.

      Capital Finance manages the direct private equity ($30.1 million at December 31, 2004) and private fund venture capital ($151.0 million) investment portfolios. We are in the process of the accelerated liquidation of both the direct and fund portfolios via sale. In 2001, we ceased making new venture capital investments beyond existing commitments. In our segment reporting, the results are reflected in Corporate. See the "Concentrations" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.

Other Segment and Concentration Data

      The percentage of total segment operating margin for the year ended December 31, 2004 by segment is as follows: Specialty Finance -- commercial -- 35%, Specialty Finance -- consumer -- 7%, Commercial Finance -- 30%, Equipment Finance -- 10%, and Capital Finance -- 13%. For the year ended December 31, 2004, approximately 82% of our revenues were derived from U.S. financing and leasing activities and approximately 18% were derived from international financing and leasing activities.

      See the "Results by Business Segments" and "Concentrations" sections of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures about
Market Risk," and Notes 5 and 21 of "Item 8. Financial Statements and Supplementary Data," for additional information.

Competition

      Our markets are highly competitive based on factors that vary depending upon product, customer and geographic region. Competitors include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, leasing companies, insurance companies, hedge funds, manufacturers and vendors. Substantial financial services operations with global reach have been formed by bank holding, leasing, finance and insurance companies that compete with us. On a local level, community banks and smaller independent finance and mortgage companies are a competitive force. Some competitors have substantial local market positions. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of these competitors are larger than we are and may have access to capital at a lower cost than we do. The markets for most of our products are characterized by a large number of competitors, although the number of competitors has fallen in recent years as a consequence of continued consolidation in the industry.

      We compete primarily on the basis of terms, structure, client service and price. From time to time, our competitors seek to compete aggressively on the basis of these factors and we may lose market share to the extent we are unwilling to match competitor pricing and terms in order to maintain interest margins and/or credit standards.

      Other primary competitive factors include industry experience, equipment knowledge and relationships. In addition, demand for our products with respect to certain industries will be affected by demand for such industry's services and products and by industry regulations.

Regulation

      Our operations are subject, in certain instances, to supervision and regulation by state, federal and various foreign governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities, including establishing licensing requirements, if any, in various jurisdictions, (ii) establish maximum interest rates, finance charges and other charges, (iii) regulate customers' insurance coverages, (iv) require disclosures to customers, (v) govern secured transactions, (vi) set collection, foreclosure, repossession and claims handling procedures and other trade practices, (vii) prohibit discrimination in the extension of credit and administration of loans and (viii) regulate the use and reporting of information related to a borrower's credit experience and other data collection. In addition, (i) CIT Bank, a Utah industrial loan corporation wholly owned by CIT, is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions,
(ii) CIT Small Business Lending Corporation, a Delaware corporation, is licensed by and subject to regulation and examination by the U.S. Small Business
Administration, (iii) The Equipment Insurance Company, a Vermont corporation, and Highlands Insurance Company Limited, a Barbados company, are each licensed to enter into insurance contracts and are regulated by the Department of Insurance in Vermont and Barbados, respectively, (iv) various banking corporations in the United Kingdom, France, Italy, Belgium, Sweden, and the Netherlands are each subject to regulation and examination by banking regulators in their home country, and (v) various broker-dealer entities in Canada, the United Kingdom, and the United States are each subject to regulation and examination by securities regulators in its home country.

Employees

      CIT employed approximately 5,860 people at December 31, 2004, of which approximately 4,380 were employed in the United States and approximately 1,480 were outside the United States.

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

Average Finance
  Receivables (AFR).................   "AFR"   is  the   average   during   the
                                        reporting period of finance receivables and includes loans and finance leases. It excludes operating lease equipment. The average is used to measure the rate of charge-offs for the period.

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

Term                                   Description
--------------------------------------------------------------------------------
Derivative Contracts ...............    Derivatives  are entered  into to reduce
                                        interest rate or foreign  currency risks
                                        and more  recently to hedge credit risk.
                                        Derivative contracts used by CIT include
                                        interest  rate  swaps,   cross  currency
                                        swaps,    foreign    exchange    forward
                                        contracts and credit default swaps.

Efficiency Ratio ...................    The efficiency  ratio measures the level
                                        of   expenses  in  relation  to  revenue
                                        earned,   and  is   calculated   as  the
                                        percentage   of  salaries   and  general
                                        operating  expenses to operating margin,
                                        excluding   the   provision  for  credit
                                        losses.

Finance Income .....................    Finance  income  includes  both interest
                                        income on finance receivables and rental income on operating leases.

Financing and Leasing Assets .......    Financing  and  leasing  assets  include
                                        loans,   capital  and  finance   leases,
                                        leveraged   leases,   operating  leases,
                                        assets   held  for   sale  and   certain
                                        investments.

Leases -- capital and finance ......    Lease designation  describing  financing
                                        structures whereby  substantially all of
                                        the  economic   benefits  and  risks  of
                                        ownership are passed to the lessee.

Leases -- leveraged ................    Similar to capital leases except a third
                                        party,  long-term  creditor  is involved
                                        and  provides  debt  financing.  CIT  is
                                        party to these  lease  types as creditor
                                        or   as   lessor,   depending   on   the
                                        transaction.

Leases -- tax-optimized leveraged ..    Leveraged  leases  are  where we are the
                                        lessor and have  increased  risk of loss
                                        in  default  in   comparison   to  other
                                        leveraged lease structures, because they
                                        typically  feature higher leverage,  and
                                        the   third-party   creditor   in  these
                                        structures has a priority recourse to the leased equipment.

Leases -- operating ................    Lease   designation  where  CIT  retains
                                        beneficial   ownership   of  the  asset,
                                        collects  rental  payments,   recognizes
                                        depreciation  on the asset,  and assumes
                                        the   risks  of   ownership,   including
                                        obsolescence.

Managed Assets .....................    Managed  assets are comprised of finance
                                        receivables,  operating lease equipment,
                                        finance   receivables   held  for  sale,
                                        certain  investments,   and  receivables
                                        securitized and still managed by us. The
                                        change  in  managed   assets   during  a
                                        reporting   period   is   one   of   our
                                        measurements of asset growth.

Non-GAAP Financial Measures ........    Non-GAAP financial measures are balances
                                        that do not  readily  agree to  balances
                                        disclosed   in   financial    statements
                                        presented in accordance  with accounting
                                        principles  generally  accepted  in  the
                                        U.S.  These  measures  are  disclosed to
                                        provide   additional   information   and
                                        insight relative to historical operating results and financial position of the business.

Non-performing Assets ..............    Non-performing   assets   include  loans
                                        placed on non-accrual status, due to doubt of collectibility of principal and interest, and repossessed assets.

Non-spread Revenue .................    Non-spread  revenues include syndication
                                        fees,   gains   from   dispositions   of
                                        equipment,  factoring commissions,  loan
                                        servicing   and   other   fees  and  are
                                        reported in Other Revenue.

Operating Margin ...................    The total of net  finance  margin  after
                                        provision   for  credit   losses   (risk
                                        adjusted margin) and other revenue.

Retained Interest ..................    The  portion of the  interest  in assets
                                        sold in a securitization transaction that is retained by CIT.

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

Term                                    Description
--------------------------------------------------------------------------------
Return on Equity or
  Tangible Equity...................    Net income  expressed as a percentage of
                                        average   equity  or  average   tangible
                                        equity. These are key measurements of profitability.

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

Yield-related Fees..................    In certain transactions,  in addition to
                                        interest income,  yield-related fees are
                                        collected   for   the    assumption   of
                                        underwriting risk.  Yield-related  fees,
                                        which   include   prepayment   fees  and
                                        certain  origination  fees, are reported
                                        in  Finance  Income  and are  recognized
                                        over   the    life   of   the    lending
                                        transaction.

Item 2. Properties

      CIT operates in the United States, Canada, Europe, Latin America, Australia and the Asia-Pacific region. CIT occupies approximately 2.0 million square feet of office space, substantially all of which is leased. Such office space is suitable and adequate for our needs and we utilize, or plan to utilize, substantially all of our leased office space.

Item 3. Legal Proceedings

Putative Securities Class Action

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

      On June 25, 2003, by order of the United States District Court, the lawsuit was consolidated with five other substantially similar suits, all of which had been filed after April 10, 2003 and one of which named as defendants some of the underwriters in the IPO and certain former directors of CIT. Glickenhaus & Co., a privately held investment firm, was named lead plaintiff in the consolidated action. On September 16, 2003, an amended and consolidated complaint was filed. That complaint contained substantially the same allegations as the original complaints. In addition to the foregoing, two similar suits (the "Derivative Suits") were brought by certain shareholders on behalf of CIT against CIT and some of its present and former directors under Delaware corporate law.

      On December 28, 2004, the United States District Court entered an order granting CIT's motion to dismiss the consolidated case. The plaintiff's time to appeal that order expired on January 28, 2005 with no notice of appeal having been filed. The cases against all parties, including the Derivative Suits, have been dismissed.

NorVergence Related Litigation

      On September 9, 2004, Exquisite Caterers v. Popular Leasing et al. ("Exquisite Caterers"), a putative national class action, was filed against 13 financial institutions, including CIT, who had acquired equipment leases ("NorVergence Leases") from NorVergence, Inc., a reseller of telecommunications and Internet services to businesses. The Exquisite Caterers lawsuit is now pending in the Superior Court of New Jersey, Monmouth County. Exquisite Caterers based its complaint on allegations that NorVergence misrepresented the capabilities of the equipment leased to its customers and overcharged for the equipment. The complaint asserts that the NorVergence Leases are unenforceable and seeks rescission, punitive damages, treble damages and attorneys' fees. In addition, putative class action suits in Florida, Illinois, New York and Texas and several individual suits, all based upon the same core allegations and seeking the same relief, have been filed by NorVergence customers against CIT and other financial institutions.

      On July 14, 2004, the U.S. Bankruptcy Court ordered the liquidation of NorVergence under Chapter 7 of the Bankruptcy Code. Thereafter, the Attorneys General of Florida, New Jersey, New York, Illinois, Massachusetts and Texas commenced investigations of NorVergence and the financial institutions, including CIT, which purchased NorVergence Leases. CIT entered into settlement negotiations with those Attorney Generals and with Attorneys General from several other states, including Pennsylvania and Massachusetts. In December 2004, CIT reached separate settlements with the New York and the New Jersey Attorneys General. Under those settlements, lessees in those states will have an opportunity to resolve all claims by and against CIT by paying a percentage of the remaining balance on their lease. Negotiations with other Attorneys General are continuing. CIT has also been asked by the Federal Trade Commission to produce documents for transactions related to NorVergence. In addition, on February 15, 2005, CIT was served with a subpoena seeking the production of documents in a grand jury proceeding being conducted by the U.S. Attorney for the Southern District of New York in connection with an investigation of transactions related to NorVergence. CIT is in the process of complying with these information requests.

Other Litigation

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

Item 4. Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders during the three months ended December 31, 2004.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock is listed on the New York Stock Exchange. The following table sets forth the high and low reported sale prices for CIT's common stock for each of the quarterly periods in the two years ended December 31, 2004.

                                         2004                2003
                                   ----------------    ----------------
Common Stock Prices                 High      Low       High       Low
-------------------                ------    ------    ------    ------
First Quarter ..............       $39.91    $35.83    $21.90    $16.61
Second Quarter .............       $38.73    $33.28    $24.65    $17.22
Third Quarter ..............       $38.48    $34.53    $30.10    $23.97
Fourth Quarter .............       $45.82    $36.51    $35.95    $29.50

      During the year ended December 31, 2004, for each of the four quarters, we paid a dividend of $0.13 per share for a total of $0.52 per share. During the year ended December 31, 2003, for each of the four quarters, we paid a dividend of $0.12 per share for a total of $0.48 per share. This $0.12 per share quarterly dividend rate was approved by our Board of Directors following our July 2002 IPO and was paid initially on November 27, 2002 to shareholders of record on November 15, 2002.

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

      As of February 15, 2005, there were 82,666 beneficial owners of CIT common stock.

      All equity compensation plans in effect during 2004 were approved by our shareholders, and are summarized in the following table.

                                                                                                  Number of securities
                                                                                                remaining available for
                                                 Number of securities                            future issuance under
                                                    to be issued          Weighted-average     equity compensation plans
                                                  upon exercise of        exercise price of      (excluding securities
                                                outstanding options(1)   outstanding options   reflected in column (a))(2)
                                                ----------------------   -------------------   ---------------------------
                                                        (a)                     (b)                      (c)
Equity compensation plans approved
   by security holders......................         19,863,907               $33.07                  9,797,410

--------------------------------------------------------------------------------
(1) Excludes 1,269,641 unvested restricted shares and 688,928 performance shares outstanding under the Long-Term Equity Compensation Plan.

(2) Does not consider 688,928 performance shares outstanding under the Long-Term Equity Compensation Plan.

      We had no equity compensation plans that were not approved by shareholders. For further information on our equity compensation plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data, Note 16.

      The following table details the repurchase activity of CIT common stock during the quarter ended December 31, 2004.

                                                                          Total Number of      Maximum Number
                                               Total          Average    Shares Purchased    of Shares that May
                                             Number of         Price    as Part of Publicly   Yet be Purchased
                                              Shares           Paid       Announced Plans      Under the Plans
                                             Purchased       Per Share      or Programs          or Programs
Balance at September 30, 2004                2,222,256        $36.28                               273,500
                                            ----------
   October 1 - 31, 2004 .....                  262,500        $37.94         262,500             3,011,000
   November 1 - 30, 2004 ....                  255,000        $40.63         255,000             2,756,000
   December 1 - 31, 2004 ....                  375,000        $44.18         375,000             2,381,000
                                            ----------                       -------
   Total Purchases ..........                  892,500                       892,500
                                            ----------                       -------
Reissuances(1) ..............               (1,442,723)
                                            ----------
Balance at December 31, 2004                 1,672,033
                                            ==========

--------------------------------------------------------------------------------
(1) Includes the issuance of shares of our common stock upon exercise of stock options.

      On October 20, 2004, our Board of Directors approved a continuation of the common stock repurchase program to acquire up to an additional 3 million shares of our outstanding common stock in conjunction with employee equity compensation programs. These are in addition to the 273,500 shares remaining from the previously approved program on April 21, 2004. The program authorizes the company to purchase shares on the open market from time to time over a two-year period beginning October 21, 2004. The repurchased common stock is held as treasury shares and may be used for the issuance of shares under CIT's employee stock plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The program may be discontinued at any time and is not expected to have a significant impact on our capitalization.

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

                                          At or for     At or for     At or for        At or        At or for     At or for
                                           the Year      the Year     the Three       for the        the Nine      the Year
                                            Ended         Ended     Months Ended    Year Ended     Months Ended      Ended
                                         December 31,  December 31,  December 31,  September 30,   September 30,  December 31,
                                             2004          2003          2002          2002             2001         2000
                                          ---------     ---------     ---------     ---------        ---------     ---------
($ in millions, except per share data)
--------------------------------------
Results of Operations
Net finance margin .................      $ 1,569.6     $ 1,327.8     $   344.9     $ 1,637.1        $ 1,301.7     $ 1,447.9
Provision for credit losses ........          214.2         387.3         133.4         788.3            332.5         255.2
Operating margin ...................        2,242.5       1,799.8         468.6       1,781.1          1,541.8       2,104.7
Salaries and general operating
   expenses ........................        1,046.4         912.9         232.6         921.0            777.4       1,013.7
Net income (loss) ..................          753.6         566.9         141.3      (6,698.7)(2)        263.3         611.6
Net income (loss) per
   share(1) -- diluted .............           3.50          2.66          0.67        (31.66)            1.24          2.89
Dividends per share(1) .............           0.52          0.48          0.12         --                0.25          0.50
Balance Sheet Data
Total finance receivables ..........      $35,048.2     $31,300.2     $27,621.3     $28,459.0        $31,879.4     $33,497.5
Reserve for credit losses ..........          617.2         643.7         760.8         777.8            492.9         468.5
Operating lease equipment, net .....        8,290.9       7,615.5       6,704.6       6,567.4          6,402.8       7,190.6
Total assets .......................       51,111.3      46,342.8      41,932.4      42,710.5         51,349.3      48,689.8
Commercial paper ...................        4,210.9       4,173.9       4,974.6       4,654.2          8,869.2       9,063.5
Variable-rate senior notes .........       11,545.0       9,408.4       4,906.9       5,379.0          9,614.6      11,130.5
Fixed-rate senior notes ............       21,715.1      19,830.8      19,681.8      18,385.4         17,113.9      17,571.1
Stockholders' equity ...............        6,055.1       5,394.2       4,870.7       4,757.8          5,947.6       6,007.2
Selected Data and Ratios
Profitability
Net income (loss) as a percentage
   of AEA ..........................           1.93%         1.58%         1.73%       (18.71)%           0.87%         1.50%
Net income (loss) as a percentage
   of average tangible stockholders'
   equity ..........................           14.5%         11.8%         12.5%       (160.0)%            8.5%         16.0%
Net finance margin as a percentage
   of AEA ..........................           4.02%         3.71%         4.22%         4.57%            4.29%         3.56%
Efficiency ratio ...................           42.6%         41.7%         38.6%         35.8%            41.5%         43.0%
Salaries and general operating
   expenses (excluding goodwill
   amortization in 2001 and prior
   periods) as a percentage
   of AMA ..........................           2.20%         1.99%         2.10%         1.95%            2.05%         1.97%

Credit Quality
60+ days contractual delinquency
   as a percentage of finance
   receivables...................              1.73%         2.16%         3.63%         3.76%            3.46%         2.98%
Non-accrual loans as a percentage
   of finance receivables........              1.31%         1.81%         3.43%         3.43%            2.67%         2.10%
Net credit losses as a percentage
   of AFR........................              0.91%         1.77%         2.32%         1.67%            1.20%         0.71%
Reserve for credit losses as a
   percentage of finance
   receivables...................              1.76%         2.06%         2.75%         2.73%            1.55%         1.40%
Other
Total managed assets.............         $53,470.6     $49,735.6     $46,357.1     $47,622.3        $50,877.1     $54,900.9
Tangible stockholders' equity to
   managed assets................              10.7%         10.4%         10.4%          9.9%             8.6%          7.8%
Employees........................             5,860         5,800         5,835         5,850            6,785         7,355

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The following discussion uses financial terms that we believe to be relevant to our business. A glossary of other key terms used in our business can be found in Part I -- Item 1. "Business" section.

Introduction

      Our primary sources of revenue are interest and rental income related to collateralized lending and equipment leasing. Finance receivables (loans and capital leases) and operating lease equipment (operating leases) are the two major asset types that generate this revenue. In the case of finance receivables (which are financial assets), the substantive risks and rewards of equipment and other collateralized asset ownership belong to the customer and we retain predominantly the borrower credit risk. With operating lease equipment, we retain the substantive risks and rewards of equipment ownership, including depreciation benefits and the risk of damage or obsolescence. We fund our leasing and lending activity via the global capital markets, using commercial paper, unsecured term debt, and securitizations. We refer to the excess of our interest and rental income over our interest expense as "net finance margin." This revenue is supplemented by other "non-spread" sources of revenue, such as syndication fees, gains from dispositions of equipment, factoring commissions, servicing of loans and other fees.

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

            o     Net finance margin as a percentage of AEA; and

            o Various interest sensitivity and liquidity measurements that are discussed in Net Finance Margin and Risk Management.

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

      Credit Risk Management -- Our ability to evaluate the creditworthiness of our customers, both during the credit granting process and after the advancement of funds, and to maintain high quality assets while balancing income potential with adequate credit loss reserve levels. We assess our credit risk management activities with the following measurements:

            o     Net   charge-offs   as  a   percentage   of  average   finance
                  receivables;

            o     Delinquent assets as a percentage of finance receivables;

            o     Non-performing assets as a percentage of finance receivables;

            o     Reserve  for  credit   losses  as  a  percentage   of  finance
                  receivables, of delinquent assets, and of non-performing assets; and

            o     Concentration risk management.

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

      Capital Management -- Our ability to maintain a strong capital base. We measure our performance in these areas with the following:

            o     Tangible capital base; and

            o     Tangible equity to managed assets ratio.

Profitability and Key Business Trends

      Profitability measurements for the respective periods are presented in the table below:


                                          Years Ended     Three Months
                                         December 31,        Ended        Year Ended
                                        ----------------   December 31,  September 30,
                                         2004      2003       2002           2002
                                        ------    ------  -------------  -------------
Net income per diluted share .........  $3.50     $2.66      $0.67        $(31.66)
Net income as a percentage of AEA ....   1.93%     1.58%      1.73%        (18.71)%
Return on average tangible equity ....   14.5%     11.8%      12.5%        (160.0)%

      Managed assets grew 7.5% during 2004 to $53.5 billion, following 7.3% growth in 2003. Consistent with 2003, our focus in 2004 was on prudent growth, as we continued to supplement organic growth with strategic acquisitions that integrated well with existing business platforms. Aided by an improving economy, this approach to growth and risk management led to continued declines in delinquency, non-performing assets and charge-off levels from 2003.

      The ratio of tangible stockholders' equity to managed assets strengthened to 10.72% at December 31, 2004, versus 10.45% and 10.41% at the end of the prior two years. During 2004, we also executed on our strategy to allocate capital to businesses with higher risk-adjusted returns through the continued liquidation of non-strategic portfolios. As part of this strategy, during the fourth quarter of 2004, we contracted to sell over $300 million of manufactured housing receivables and approximately $150 million of venture capital fund investments. These actions were consistent with similar sale and syndication initiatives earlier in 2004 and in 2003. Including the impact of the recently announced student lending business acquisition and the fourth quarter accelerated liquidations, we believe that our capital is adequate.

      Expense efficiency measurements for 2004 deteriorated from the prior year, reflecting increases in both revenue generation costs (expenses related to acquired businesses, incentive-based compensation, enhancement / maintenance costs related to aerospace and rail operating lease assets) and administrative costs (professional services and other compliance-related costs, credit and collection expenses). Improvement in expense efficiency is a primary corporate goal for 2005. Accordingly, several initiatives are underway to reduce costs, including systems consolidations and process efficiency reviews.

      The following table summarizes the impact of various items for the respective reporting periods that affect the comparability of our financial results under GAAP. We are presenting these items as a supplement to the GAAP results to facilitate the comparability of results between periods. ($ in millions):

                                                     Years Ended     Three Months
                                                     December 31,        Ended        Year Ended
                                                   ----------------   December 31,   September 30,
                                                    2004      2003        2002           2002
                                                   ------    ------      ------        ---------
Net income/(loss) GAAP basis .................     $753.6    $566.9      $141.3        $(6,698.7)
Charges/(gains) included in net income/loss
  Gain on debt redemption ....................      (25.5)    (30.8)         --               --
  Specific reserving actions and other charges      (26.4)       --          --            220.1
  Venture capital losses, net ................        2.1      53.9         3.9             25.0
  Goodwill impairment ........................         --        --          --          6,511.7
  TCH losses .................................         --        --          --            723.5
                                                   ------    ------      ------        ---------
Non-GAAP net income -- before charges/gains ..     $703.8    $590.0      $145.2        $   781.6
                                                   ======    ======      ======        =========

      During 2004 and 2003, we recognized a gain on the redemption of certain debt instruments. In 2002, we took specific reserving actions and recorded other charges. A portion of the remaining specific reserves were reduced through net income in 2004. The exclusion of these transactions aids in the analysis of results over the periods presented. The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" in October 2001 introduced goodwill impairment charges. The impairment charge in the period ended September 30, 2002 was a non-cash charge and did not impact our tangible capital. The TCH results relate to a Tyco acquisition company that had temporary status with respect to Tyco's acquisition of CIT.

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

                                              Years Ended     Three Months
                                              December 31,       Ended        Year Ended
                                          ------------------   December 31,  September 30,
                                           2004        2003       2002          2002
                                          ------      ------  -------------  -------------
Net Income (Loss)
Specialty Finance -- commercial ....      $268.3      $225.3     $ 64.9       $   271.6
Specialty Finance -- consumer ......        48.9        35.6        8.8            78.2
                                          ------      ------     ------       ---------
   Total Specialty Finance .........       317.2       260.9       73.7           349.8
                                          ------      ------     ------       ---------
Commercial Finance .................       295.5       245.0       71.0           228.5
Equipment Finance ..................        77.7        38.5       13.4           121.1
Capital Finance ....................       105.0        72.6       29.1           116.5
                                          ------      ------     ------       ---------
   Total Commercial Finance ........       478.2       356.1      113.5           466.1
                                          ------      ------     ------       ---------
   Total Segments ..................       795.4       617.0      187.2           815.9
Corporate, including certain charges       (41.8)      (50.1)     (45.9)       (6,791.1)
                                          ------      ------     ------       ---------
   Total ...........................      $753.6      $566.9     $141.3       $(5,975.2)
                                          ======      ======     ======       =========
Return on AEA
Specialty Finance -- commercial ....        2.55%       2.21%      2.90%           2.85%
Specialty Finance -- consumer ......        1.26%       1.73%      2.58%           3.56%
   Total Specialty Finance .........        2.21%       2.13%      2.86%           2.98%
Commercial Finance .................        3.58%       3.15%      4.64%           3.27%
Equipment Finance ..................        1.12%       0.56%      0.65%           1.24%
Capital Finance ....................        1.14%       0.85%      1.52%           1.65%
   Total Commercial Finance ........        1.96%       1.53%      2.06%           1.96%
   Total Segments ..................        2.05%       1.74%      2.32%           2.29%
Corporate, including certain charges       (0.12)%     (0.16)%    (0.59)%        (18.99)%
   Total ...........................        1.93%       1.58%      1.73%         (16.69)%

      Beginning in 2005, management will be measuring segment performance using risk-adjusted capital, applying different leverage ratios to each business using market and risk criteria.

      Our segment reporting was modified in two ways in 2004. First, in order to align better with the market place and improve efficiency, the former Structured Finance segment was merged with Capital Finance, and at the same time the telecommunications and media portfolio was moved to the Business Credit unit of Commercial Finance. Secondly, our Specialty Finance -- consumer unit was broken out as a separate segment. All prior periods have been conformed to these changes and this updated presentation is consistent with the reporting to management during 2004.

2004 versus 2003 Results

      Results by segment were as follows:

      o Specialty Finance -- commercial reflected profitability improvement in the small / mid-ticket leasing and the continuation of strong returns in the vendor programs, which were offset in part by the loss related to the accelerated liquidation of the manufactured housing portfolio.

      o Specialty Finance -- consumer results reflected higher net income and the continuation of good returns in the home lending unit. Home lending profitability also reflected lower securitization gains in 2004.

      o Commercial Finance earnings benefited from continued high returns in both the factoring and asset-based lending businesses. The improvement from the prior year was particularly strong in the factoring unit, as current year results benefited from acquisitions completed in the latter part of 2003.

      o Equipment Finance returns, while still below management's expectations, improved from the low 2003 level, reflecting lower charge-offs, improved funding costs and higher equipment gains. Profitability improvement was across business lines in both the U.S. and Canada.

      o Similar to Equipment Finance, Capital Finance returns rebounded from disappointing results in 2003, reflecting some improvement in aerospace rentals and continued strong rail rentals, as well as increased non-spread revenue.

2003 versus 2002 Results

      The improvement in the bottom-line return on AEA in 2003 versus 2002 was due to the goodwill impairment charge in 2002 and reduced corporate charges in 2003. Segment returns for 2003 versus the 2002 periods were reduced by the allocation of all borrowing costs to the segments in 2003. Noteworthy 2003 trends by segment are as follows:

      o Specialty Finance return on AEA, while below 2002, was in line with the Corporate return on equity targets for 2003. Specialty Finance performance for 2003 included improved earnings in International operations and strong earnings from vendor programs, offset by slightly higher charge-offs and reduced securitization gains from 2002 levels.

      o Commercial Finance earnings remained very strong, benefiting from continued high returns in both the factoring and asset-based lending businesses.

      o Equipment Finance returns reflected soft margins, offset in part by reduced charge-offs in relation to 2002.

      o Capital Finance earnings were dampened by the lower aerospace rental rates and the waste-to-energy project charge-off.

      Corporate included amounts as shown in the table below (after tax):

                                               Years Ended    Three Months
                                               December 31,      Ended       Year Ended
                                            ----------------  December 31,  September 30,
                                             2004      2003       2002          2002
                                            -------  -------  ------------  -------------
Unallocated expenses ....................   $(78.2)  $ (3.3)    $(36.3)      $   (27.3)
Specific telecommunication & Argentine
  provisions ............................     26.4       --         --          (207.7)
Gain on debt redemption .................     25.5     30.8         --              --
Venture capital operating losses, net(1)     (15.5)   (77.6)      (9.6)          (44.4)
Goodwill impairment .....................       --       --         --        (6,511.7)
                                            ------   ------     ------       ---------
  Total .................................   $(41.8)  $(50.1)    $(45.9)      $(6,791.1)
                                            ======   ======     ======       =========

--------------------------------------------------------------------------------
(1) Venture capital operating -- net losses include realized and unrealized gains and losses related to venture capital investments as well as interest costs and other operating expenses associated with these portfolios.

      The increase in unallocated corporate operating expense in 2004 was due primarily to increased performance-based compensation, professional services and other compliance-related costs as well as higher unallocated funding costs.

Net Finance Margin

      An analysis of net finance margin is set forth below ($ in millions):

                                                       Years Ended         Three Months
                                                       December 31,           Ended       Year Ended
                                                -----------------------    December 31,  September 30,
                                                   2004          2003          2002          2002
                                                ---------     ---------    ------------  ------------
Finance income -- loans and capital leases      $ 2,363.8     $ 2,249.2     $   582.0     $ 2,609.4
Rental income on operating leases ........        1,421.9       1,480.3         389.7       1,733.4
Interest expense .........................        1,260.1       1,348.7         349.5       1,464.7
                                                ---------     ---------     ---------     ---------
   Net finance income ....................        2,525.6       2,380.8         622.2       2,878.1
Depreciation on operating lease equipment           956.0       1,053.0         277.3       1,241.0
                                                ---------     ---------     ---------     ---------
   Net finance margin ....................      $ 1,569.6     $ 1,327.8     $   344.9     $ 1,637.1
                                                =========     =========     =========     =========
Average Earnings Asset ("AEA") ...........      $39,011.3     $35,813.4     $32,693.2     $35,796.4
                                                =========     =========     =========     =========
As a % of AEA:
Finance income -- loans and capital leases           6.06%         6.28%         7.12%         7.29%
Rental income on operating leases ........           3.64%         4.13%         4.77%         4.84%
Interest expense .........................           3.23%         3.76%         4.28%         4.09%
                                                ---------     ---------     ---------     ---------
   Net finance income ....................           6.47%         6.65%         7.61%         8.04%
Depreciation on operating lease equipment            2.45%         2.94%         3.39%         3.47%
                                                ---------     ---------     ---------     ---------
   Net finance margin ....................           4.02%         3.71%         4.22%         4.57%
                                                =========     =========     =========     =========
As a % of AOL:
Rental income on operating leases ........          18.18%        20.44%        23.60%        26.44%
Depreciation on operating lease equipment           12.22%        14.54%        16.79%        18.93%
                                                ---------     ---------     ---------     ---------
   Net operating lease margin ............           5.96%         5.90%         6.81%         7.51%
                                                =========     =========     =========     =========
Average Operating Lease Equipment ("AOL")       $ 7,821.2     $ 7,241.1     $ 6,605.0     $ 6,554.8
                                                =========     =========     =========     =========

2004 versus 2003 Results

            o For the year ended December 31, 2004, net finance margin improved by $241.8 million or 31 basis points (as a percentage of AEA) from 2003, due primarily to reduced borrowing costs.

            o Finance income on loans and capital leases, while up in amount from 2003, declined as a percentage of assets, as the portfolio continued to reprice in the relatively low rate environment.

            o The trend in net finance margin as a percentage of AEA, excluding the impact of operating lease rentals, reflects a greater decline in interest expense than in finance income yield, primarily due to the narrowing (improvement) of our credit spreads and the refinancing of higher-cost debt. The increase in AEA reflects growth in the latter part of 2003 and in 2004.

            o Operating lease rentals decreased by $58.4 million or 226 basis points (as a percentage of average operating leases) from the prior year period, reflecting a higher proportion of aerospace and rail assets in Capital Finance and the continued soft aerospace rentals (though we have experienced some recent improvement). These longer-lived assets have lower rental rates as a percentage of the asset base than small to mid-ticket leasing assets in Specialty Finance and Equipment Finance.

            o Depreciation expense declined similarly from 2003, reflecting the asset mix change to longer-lived from shorter-term assets. As a result operating lease margin as a percentage of operating lease assets was up modestly from the prior year. See "Concentrations -- Operating Leases" for additional information regarding our operating lease assets.

2003 versus 2002 Results

            o Finance income for 2003 reflected the continued decline in market interest rates. However, interest expense did not decline proportionally with the drop in market interest rates due to the use of bank lines (drawn in 2002) for part of 2003, term debt issued in 2002 at wider credit spreads and excess cash maintained for liquidity purposes. Therefore, net finance margin as percentage of AEA decreased in 2003 from the prior periods.

            o Finance income as a percentage of AEA declined in each period since 2001. This primarily reflected the drop in U.S. treasury rates of approximately 275 basis points from the first quarter of 2002 through the second quarter of 2003. Reduced operating lease rentals also contributed to the decline.

            o Interest expense as a percentage of AEA also declined since 2001, as the favorable impact of lower market interest rates was partially offset by wider borrowing spreads and the resultant higher cost of funding transactions executed following the funding base disruption in 2002. At December 31, 2003, $4.2 billion in outstanding commercial paper was fully supported by undrawn bank facilities. At December 31, 2002 and September 30, 2002, commercial paper outstanding was $5.0 billion and $4.7 billion, respectively, while drawn commercial bank lines were $2.1 billion and $4.0 billion, respectively.

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

      At the date that interest rate sensitivity is modeled, "baseline" net interest income is derived considering the current level of interest-sensitive assets, the current level of interest-sensitive liabilities and related maturities, and the current level of derivatives. The "baseline" simulation assumes that, over the next successive twelve months, market interest rates (as of the date of simulation) are held constant and that no new loans or leases are extended. Once the "baseline" net interest income is calculated, market interest rates, which were previously held constant, are raised instantaneously 100 basis points across the entire yield curve, and a "rate shocked" simulation is run. Interest rate sensitivity is then measured as the difference between calculated "baseline" and "rate shocked" net interest income.

      An immediate hypothetical 100 basis point increase in the yield curve on January 1, 2005 would reduce net income by an estimated $20 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in net income of a like amount. A 100 basis point increase in the yield curve on January 1, 2004 would have reduced net income by an estimated $24 million after tax, while a corresponding decrease in the yield curve would have increased net income by a like amount. Although management believes that this measure provides an estimate of our interest rate sensitivity, it does not account for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet and other business developments that could affect net income. Accordingly, no assurance can be given that actual results would not differ materially from the estimated outcomes of our simulations. Further, such simulations do not represent management's current view of future market interest rate movements.

      A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown in the following table ($ in millions).

                                               Before Swaps       After Swaps
                                             ----------------  ----------------
Year Ended December 31, 2004
Commercial paper, variable-rate senior
   notes and bank credit facilities ....     $15,138.8  1.88%  $18,337.9  2.59%
Fixed-rate senior and subordinated notes      19,755.6  5.64%   16,556.5  5.08%
                                             ---------         ---------
Composite ..............................     $34,894.4  4.01%  $34,894.4  3.77%
                                             =========         =========
Year Ended December 31, 2003
Commercial paper, variable-rate senior
   notes and bank credit facilities ....     $12,352.1  1.83%  $15,942.0  2.63%
Fixed-rate senior and subordinated notes      20,002.0  6.06%   16,412.1  5.82%
                                             ---------         ---------
Composite ..............................     $32,354.1  4.45%  $32,354.1  4.25%
                                             =========         =========
Three Months Ended December 31, 2002
Commercial paper, variable-rate senior
   notes and bank credit facilities ....     $12,344.2  2.09%  $13,103.1  2.82%
Fixed-rate senior and subordinated notes      18,055.3  6.20%   17,296.4  5.87%
                                             ---------         ---------
Composite ..............................     $30,399.5  4.54%  $30,399.5  4.56%
                                             =========         =========
Year Ended September 30, 2002
Commercial paper, variable-rate senior
   notes and bank credit facilities ....     $17,087.2  2.34%  $14,813.2  2.55%
Fixed-rate senior and subordinated notes      16,764.8  6.11%   19,038.8  5.90%
                                             ---------         ---------
Composite ..............................     $33,852.0  4.21%  $33,852.0  4.43%
                                             =========         =========

      The weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred over the life of the borrowings had the interest rate risk been managed without the use of such swaps.

Net Finance Margin after Provision for Credit Losses (Risk Adjusted Margin)

      The following table summarizes risk adjusted margin, both in amount and as a percentage of AEA ($ in millions):

                                                       Years Ended         Three Months
                                                       December 31,           Ended       Year Ended
                                                   ---------------------   December 31,  September 30,
                                                     2004         2003        2002           2002
                                                   --------     --------   ------------  -------------
Net finance margin ..........................      $1,569.6     $1,327.8     $344.9        $1,637.1
Provision for credit losses .................         214.2        387.3      133.4           788.3
                                                   --------     --------     ------        --------
Net finance margin after provision for credit
  losses (risk adjusted margin) .............      $1,355.4     $  940.5     $211.5        $  848.8
                                                   ========     ========     ======        ========
As a % of AEA:
Net finance margin ..........................          4.02%        3.71%      4.22%           4.57%
Provision for credit losses .................          0.55%        1.08%      1.64%           2.20%
                                                   --------     --------     ------        --------
Net finance margin after provision for credit
  losses (risk adjusted margin) .............          3.47%        2.63%      2.58%           2.37%
                                                   ========     ========     ======        ========

      The improvement in 2004 primarily reflects the previously discussed improvement in net finance margin, as well as a benefit from lower charge-offs, which is discussed further in "Credit Metrics". Excluding the impact of the reduction to the specific telecommunications reserve in the fourth quarter of 2004, the risk adjusted margin as a percentage of AEA was 3.36% for the year ended December 31, 2004. Excluding the additional credit provisions in 2002 to establish reserves for the telecommunications and Argentine exposures, risk adjusted margin as a percentage of AEA was 3.38% for the twelve months ended September 30, 2002.

Other Revenue

      The components of other revenue are set forth in the following table ($ in millions).

                                     Years Ended    Three Months
                                     December 31,      Ended       Year Ended
                                  ----------------- December 31,  September 30,
                                   2004       2003      2002         2002
                                  ------     ------ ------------  -------------
Fees and other income ..........  $502.9     $586.2    $169.2       $644.5
Factoring commissions ..........   227.0      189.8      55.1        165.5
Gains on sales of leasing
  equipment                        101.6       70.7       8.7         13.6
Gains on securitizations .......    59.1      100.9      30.5        149.0
                                  ------     ------    ------       ------
  Total other revenue ..........  $890.6     $947.6    $263.5       $972.6
                                  ======     ======    ======       ======
Other revenue as a
  percentage of AEA                 2.28%      2.65%     3.22%        2.72%
                                  ======     ======    ======       ======

      We continue to emphasize growth and diversification of other revenues to improve our overall profitability.

      o Fees and other income include securitization-related servicing fees and accretion, syndication fees, miscellaneous fees and gains from asset sales. Securitization-related fees declined in 2004. Other fees in 2004 were essentially flat with the prior year. The drop in securitization-related fees, which includes accretion related to our retained interest (net of impairment charges) and servicing fees, corresponds to the 14% decline in securitized assets during 2004. The emphasis on funding home lending receivables on-balance sheet results in a shift of securitization-related revenues to both interest margin and provision for credit losses. Fees and other income were reduced by a $15.7 million loss related to accelerated liquidation of the manufactured housing portfolio in the fourth quarter of 2004.

      o The trend of higher factoring commissions reflects strong volumes, benefiting from two large acquisitions completed during the latter part of 2003.

      o Gains on sales of equipment improved sharply from prior periods as we saw some firming of equipment prices, and higher gains across virtually all leasing businesses. The improvement was most notable in Equipment Finance and in the international unit of Specialty Finance-commercial.

      o Securitization gains decreased in 2004, due to both a lower volume of receivables securitized and reduced gains on amounts securitized. The volume decline included a $262 million drop in Specialty Finance -- commercial assets sold. Additionally, in 2004, we continued to fund home lending growth entirely on-balance sheet, versus $489 million of home lending assets that were securitized in 2003. The lower gain as a percentage of volume in 2004 is primarily due to a higher proportion of, and tighter spreads on, vendor receivables sold. Securitization gains were 4.8% of pretax income in 2004, down from 10.8% in 2003. We continue to target securitization gains at a maximum of 15% of pretax income.

      The   following   table   presents   information    regarding   gains   on
securitizations ($ in millions):

                                                 Years Ended        Three Months
                                                 December 31,          Ended       Year Ended
                                              ------------------    December 31,  September 30,
                                                2004      2003          2002          2002
                                              --------  --------    ------------  -------------
Total volume securitized ..................   $4,434.5  $5,320.2     $ 1,189.3     $ 7,668.5
Gains .....................................   $   59.1  $  100.9     $    30.5     $   149.0
Gains as a percentage of volume securitized       1.33%     1.90%         2.57%         1.94%
Gains as a percentage of pre-tax income ...        4.8%     10.8%         12.9%         16.9%
Securitized assets ........................   $8,309.7  $9,651.7     $10,482.4     $11,234.7
Retained interest in securitized assets ...   $1,155.6  $1,309.3     $ 1,355.9     $ 1,313.7

Reserve for Credit Losses

      The provision for credit losses and reserve for credit losses is presented in the following table ($ in millions).

                                                      Years Ended     Three Months
                                                      December 31,        Ended       Year Ended
                                                    ---------------   December 31,   September 30,
                                                     2004     2003        2002          2002
                                                    ------   ------   ------------   -------------
Balance beginning of period .....................   $643.7   $760.8      $777.8        $492.9
                                                    ------   ------      ------        ------
Provision for credit losses -- finance
  receivables ...................................    270.0    408.8       133.4         453.3
Provision for credit losses -- specific
  reserving actions(1) ..........................    (55.8)   (21.5)       --           335.0
                                                    ------   ------      ------        ------
Total provision for credit losses ...............    214.2    387.3       133.4         788.3
Reserves relating to acquisitions, other(2) .....     60.5     17.5         4.1         (11.1)
                                                    ------   ------      ------        ------
  Additions to reserve for credit losses, net ...    274.7    404.8       137.5         777.2
                                                    ------   ------      ------        ------
Net credit losses -- excluding
  telecommunications and Argentine charge-offs:
Specialty Finance -- commercial .................    111.8    135.6        28.3         102.3
Specialty Finance -- consumer ...................     41.0     27.2         6.1          24.4
Commercial Finance ..............................     41.3     69.4        33.5          88.2
Equipment Finance ...............................     53.2    125.7        69.8         246.3
Capital Finance .................................     13.8     16.0         1.3           0.2
                                                    ------   ------      ------        ------
Net credit losses -- prior to telecommunication
  and Argentine charge-offs .....................    261.1    373.9       139.0         461.4
Telecommunications ..............................     40.1     47.0        15.5          30.9
Argentine charge-offs ...........................     --      101.0        --            --
                                                    ------   ------      ------        ------
  Total net credit losses .......................    301.2    521.9       154.5         492.3
Balance end of period ...........................   $617.2   $643.7      $760.8        $777.8
                                                    ======   ======      ======        ======
Reserve for credit losses as a percentage of
  finance receivables ...........................     1.76%    2.06%       2.75%         2.73%
                                                    ======   ======      ======        ======
Reserve for credit losses as a percentage of past
  due receivables (60 days or more)(3) ..........    101.5%    95.2%       76.0%         72.7%
                                                    ======   ======      ======        ======
Reserve for credit losses as a percentage of
  non-performing assets(4) ......................    114.4%    95.2%       70.1%         68.2%
                                                    ======   ======      ======        ======

--------------------------------------------------------------------------------

(1) The 2002 amount consists of reserving actions relating to telecommunications ($200.0 million) and Argentine exposures ($135.0 million). The 2003 amount reflects a reduction of the Argentine reserve after substantial work-out efforts were completed. This amount was offset by an increase to the provision for credit losses -- finance receivables. The 2004 amount includes a $43.3 million reduction to the telecommunications specific reserve and a $12.5 million reduction of the Argentine reserve following the sale of the remaining assets in this portfolio. The Argentine reduction was offset by an increase to the provision for credit losses -- finance receivables.

(2) Reserves related to acquisitions, other in 2004 includes of provisions relating to bulk portfolio purchases ($34.7 million) and the European Vendor Finance acquisition ($19.2 million).

(3) The reserve for credit losses as a percentage of past due receivables (60 days or more), excluding telecommunication and Argentine reserves and corresponding delinquencies, was 98.0% at December 31, 2004, 80.6% at December 31, 2003, 49.0% at December 31, 2002 and 45.3% at September 30, 2002.

(4) The reserve for credit losses as a percentage of non-performing assets, excluding telecommunication and Argentine reserves and corresponding non-performing assets, was 114.5% at December 31, 2004, 84.7% at December 31, 2003, 48.9% at December 31, 2002 and 47.2% at September 30, 2002.

      The decreased provision for 2004 in relation to 2003 reflects a $43.3 million reduction in the specific telecommunications reserve, lower charge-offs and improving credit metrics. The increase in reserves relating to acquisitions during 2004 is due primarily to the European vendor leasing business and home lending bulk portfolio purchases. The decreased provision for the year ended December 31, 2003 in relation to 2002 reflects lower charge-offs (excluding Argentina) and improving credit metrics. The increased provision for the year ended September 30, 2002 reflects higher charge-off levels and reserving actions relating to exposures in the telecommunications portfolio ($200 million) primarily related to Competitive Local Exchange Carriers ("CLECs"), and our Argentine exposure ($135 million, detailed further below). See "Credit Metrics" for further discussion.

      The following table presents the components of the reserve for credit losses, both in amount and as a percentage of corresponding finance receivables ($ in millions):

                      December 31, 2004   December 31, 2003   December 31, 2002
                      -----------------   -----------------   -----------------
                        Amount      %      Amount       %      Amount      %
                        ------    ----     ------     ----     ------     ----
Finance receivables .   $594.0    1.71%    $524.6     1.71%    $472.2     1.77%
Telecommunications(1)     23.2    6.92%     106.6    19.16%     153.6    22.40%
Argentina(2) ........       --      --       12.5    55.07%     135.0    73.11%
                        ------             ------              ------
Total ...............   $617.2    1.76%    $643.7     2.06%    $760.8     2.75%
                        ======             ======              ======

--------------------------------------------------------------------------------
(1)   Percentage of finance receivables in telecommunications portfolio.

(2)   Percentage of finance receivables in Argentina.

Reserve for Credit Losses -- Finance Receivables

      The reserve for credit losses is determined  based on three key components
(1) specific reserves for collateral and cash flow dependent loans that are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit trends and (3) reserves for economic environment and other factors.

      The reserve included specific reserves, excluding telecommunication accounts, relating to impaired loans of $42.4 million, $66.4 million, and $52.9 million at December 31, 2004, 2003 and 2002. The portion of the reserve related to inherent estimated loss and estimation risk reflects our evaluation of trends in our key credit metrics, as well as our assessment of risk in certain industry sectors, including commercial aerospace.

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

Reserve for Credit Losses -- Telecommunications

      In light of the improved performance of CIT's Competitive Local Exchange Carriers ("CLEC") portfolio and the telecommunications industry generally, as well as the continued reduction in outstanding receivables, the specific reserve related to the telecommunications portfolio was reduced by $43.3 million during the quarter ended December 31, 2004, reflecting lower non-performing loans, lower risk of loss remaining in the portfolio and improved market valuations. The December 2004 quarter marked the first period since the establishment of the specific telecommunications reserve that there were no charge-offs recorded against that reserve during a quarter.

      CIT originally added $200.0 million to its reserve for credit losses during the quarter ended June 30, 2002 in light of deterioration in the telecommunications sector, particularly with respect to CIT's CLEC portfolio. In subsequent periods, CIT recorded net charge-offs of $134 million against this specific reserve.

      Our telecommunications portfolio is included in "Communications" in the industry composition table included in Note 5 -- Concentrations to the Consolidated Financial Statements. This portfolio includes lending and leasing transactions to the telecommunications sector. Lending and leasing of telecommunication equipment to non-telecom companies is conducted in our Specialty Finance business and is categorized according to the customer's ("obligor's") industry in the industry composition table. Certain statistical data is presented in the following table ($ in millions).

                                        December 31,  December 31,  December 31,
                                           2004          2003          2002
                                        ------------  ------------  ------------
CLEC accounts .........................   $112.7        $197.8        $262.3
Other telecommunication accounts ......    222.5         381.2         447.8
                                          ------        ------        ------
Total telecommunication portfolio .....   $335.2        $579.0        $710.1
                                          ======        ======        ======
Portfolio as a % of total financing
  and leasing assets ..................      0.7%          1.5%          2.0%
Number of accounts ....................       26            44            52
Top 10 accounts .......................   $202.8        $253.4        $264.5
Largest account exposure ..............   $ 29.7        $ 31.0        $ 32.9
Accounts 60+ days past due ............   $  2.1        $ 25.7        $ 37.3
Non-performing accounts ...............   $ 21.0        $ 57.2        $120.2
Number of non-performing accounts .....        5             6            10
Non-performing accounts as a
  percentage of portfolio .............      6.3%          9.9%         16.9%

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

Credit Metrics

Net Charge-offs

      Net charge-offs, both in amount and as a percentage of average finance receivables, are shown in total and for the liquidating, Argentine and telecommunications portfolios in the following tables ($ in millions):

                                                         Before Liquidating,      Liquidating,
                                                           Argentine and         Argentine and
                                            Total        Telecommunications    Telecommunications
                                       ---------------   ------------------    ------------------
Year Ended December 31, 2004
Specialty Finance -- commercial ....   $111.0    1.32%      $ 85.2    1.10%      $ 25.8     3.97%
Commercial Finance .................     82.2    0.69%        41.3    0.36%        40.9     9.59%
Equipment Finance ..................     53.2    0.84%        51.0    0.82%         2.2     1.79%
Capital Finance ....................     13.8    0.50%        13.8    0.50%          --       --
                                       ------               ------               ------
   Total Commercial Segments .......    260.2    0.88%       191.3    0.68%        68.9     5.75%
Specialty Finance -- consumer ......     41.0    1.11%        41.0    1.11%          --       --
                                       ------               ------               ------
   Total ...........................   $301.2    0.91%      $232.3    0.73%      $ 68.9     5.75%
                                       ======               ======               ======
Year Ended December 31, 2003
Specialty Finance -- commercial ....   $239.8    2.96%      $111.8    1.56%      $128.0    13.58%
Commercial Finance .................    107.9    1.02%        69.4    0.71%        38.5     4.85%
Equipment Finance ..................    125.7    2.03%        94.8    1.62%        30.9     8.34%
Capital Finance ....................     21.3    0.75%        16.0    0.56%         5.3       --
                                       ------               ------               ------
   Total Commercial Segments .......    494.7    1.79%       292.0    1.14%       202.7     9.62%
Specialty Finance -- consumer ......     27.2    1.53%        27.2    1.53%          --       --
                                       ------               ------               ------
   Total ...........................   $521.9    1.77%      $319.2    1.17%      $202.7     9.62%
                                       ======               ======               ======
Three Months Ended December 31, 2002
Specialty Finance -- commercial ....   $ 28.3    1.62%      $ 21.2    1.38%      $  7.1     3.28%
Commercial Finance .................     49.0    2.38%        33.5    1.78%        15.5     8.75%
Equipment Finance ..................     69.8    3.78%        56.5    3.32%        13.3     9.25%
Capital Finance ....................      1.3    0.18%         1.3    0.18%          --       --
                                       ------               ------               ------
   Total Commercial Segments .......    148.4    2.32%       112.5    1.92%        35.9     6.68%
Specialty Finance -- consumer ......      6.1    2.46%         6.1    2.46%          --       --
                                       ------               ------               ------
   Total ...........................   $154.5    2.32%      $118.6    1.94%      $ 35.9     6.68%
                                       ======               ======               ======
Year Ended September 30, 2002
Specialty Finance -- commercial ....   $102.3    1.42%      $ 70.7    1.13%      $ 31.6     3.36%
Commercial Finance .................    106.6    1.19%        88.2    1.06%        18.4     2.78%
Equipment Finance ..................    258.8    2.97%       168.5    2.22%        90.3     8.02%
Capital Finance ....................      0.2    0.01%         0.2    0.01%          --       --
                                       ------               ------               ------
   Total Commercial Segments .......    467.9    1.68%       327.6    1.31%       140.3     5.15%
Specialty Finance -- consumer ......     24.4    1.36%        24.4    1.36%          --       --
                                       ------               ------               ------
   Total ...........................   $492.3    1.67%      $352.0    1.32%      $140.3     5.15%
                                       ======               ======               ======

2004 Trends

      o Specialty Finance -- commercial charge-offs declined from 2003 due to higher recoveries overall and improved credit in the vendor programs and in Europe. These improvements were in part offset by approximately $15 million in charge-offs taken with respect to customers of NorVergence, Inc., a bankrupt vendor.

      o Commercial Finance charge-offs were below the prior year reflecting the stronger economy. While occurring in both the asset-based lending and factoring businesses, the decline was particularly notable in Business Credit. In conjunction with the combination of the former Structured Finance into Capital Finance, the communications and media portfolio was transferred to the Commercial Finance segment. As a result, charge-offs against the specific telecommunications reserve are reflected in this segment. See discussion in "Reserve for Credit Losses" regarding the specific reserve for telecommunications.

      o Equipment Finance improvement continued throughout 2004. Reduced charge-offs across all product lines in both the U.S. and Canada reflected lower non-performing assets and strengthening collateral values.

      o Capital Finance charge-offs for 2004 were primarily in the project finance portfolio.

      o Specialty Finance -- consumer home lending charge-offs, while up in amount, were down as a percentage of average finance receivables from the prior year, reflecting portfolio growth.

2003 Trends

      o Specialty Finance 2003 commercial charge-offs include a $101.0 million Argentine write-off, which reflected the substantial progress of collection and work out efforts in the Argentine portfolio. Excluding Argentina and liquidating portfolios, Specialty Finance -- commercial charge-offs were 1.56% as a percentage of average finance receivables for 2003.

      o Commercial Finance charge-offs fell below 2002 levels. Charge-offs in 2002 included amounts associated with several loan work-outs due to the weaker economic trends, while 2003 amounts included significant charge-offs in the telecommunication portfolio.

      o Equipment Finance improvement was considerable in relation to 2002 due to reductions across all product lines in both the U.S. and Canada.

      o The increased Capital Finance charge-offs were primarily the result of an $11.3 million charge-off recorded to write down the value of a waste-to-energy project following bankruptcy proceedings and the renegotiation of the related contracts.

      The following  table sets forth  certain  information  concerning  our net
charge-offs   on  a  managed  basis,   including  both  owned  and   securitized
receivables, both in amount and as a percentage of average managed finance receivables ($ in millions):

                                     Year Ended          Year Ended      Three Months Ended      Year Ended
                                 December 31, 2004   December 31, 2003    December 31, 2002  September 30, 2002
                                 -----------------   -----------------    -----------------  ------------------
Specialty Finance -- commercial   $155.5    1.25%    $299.5      2.44%    $ 43.7      1.44%   $185.8      1.44%
Commercial Finance ............     82.2    0.69%     107.9      1.02%      49.0      2.38%    106.6      1.19%
Equipment Finance .............     97.7    1.06%     210.8      2.14%     105.4      3.63%    457.3      3.49%
Capital Finance ...............     13.8    0.50%      21.3      0.75%       1.3      0.18%      0.2      0.01%
                                  ------             ------               ------              ------
  Total Commercial Segments ...    349.2    0.96%     639.5      1.80%     199.4      2.30%    749.9      2.05%
Specialty Finance -- consumer .     60.7    1.17%      40.6      1.02%       6.8      1.03%     30.5      0.83%
                                  ------             ------               ------              ------
  Total .......................   $409.9    0.99%    $680.1      1.72%    $206.2      2.21%   $780.4      1.94%
                                  ======             ======               ======              ======

      The trends over the periods shown in the table above are driven largely by the fluctuations in the owned portfolio as discussed previously. In addition, charge-offs on a managed basis reflected the following with respect to the securitized portfolios:

      o Specialty Finance -- commercial charge-offs declined sequentially in both amount and percentage in all periods in the table above. Charge-offs related to the securitized portfolios for 2004 declined approximately $15 million or 35 basis points from 2003, reflecting the higher proportion of vendor assets sold.

      o Equipment Finance charge-offs on securitized portfolios similarly declined both in amount and percentage for all periods shown above. Charge-off rates in these portfolios remained higher than in the owned portfolio, as the 2004 percentage improved roughly 80 basis points from 2003.

      o Specialty Finance -- consumer home lending securitization-related charge-offs increased approximately $6 million or 70 basis points as a percentage of securitized assets from 2003.

Past Due Loans and Non-performing Assets

      The following table sets forth certain information concerning our past due (sixty days or more) and non-performing assets and the related percentages of finance receivables ($ in millions):

                                  December 31, 2004   December 31, 2003   December 31, 2002
                                  -----------------   -----------------   -----------------
Past Dues:
Specialty Finance -- commercial   $ 283.3      3.22%  $   287.3    3.59%  $  240.8    3.44%
Commercial Finance ............     124.7      1.06%      131.9    1.14%     222.7    2.38%
Equipment Finance(1) ..........      50.1      0.79%      137.9    2.18%     359.3    4.88%
Capital Finance ...............      33.5      1.13%       30.5    1.11%     102.7    3.48%
                                  -------             ---------           --------
   Total Commercial Segments ..     491.6      1.64%      587.6    2.05%     925.5    3.47%
Specialty Finance -- consumer .     116.4      2.27%       88.7    3.33%      75.8    7.87%
                                  -------             ---------           --------
   Total ......................   $ 608.0      1.73%  $   676.3    2.16%  $1,001.3    3.63%
                                  =======             =========           ========
Non-performing Assets:
Specialty Finance -- commercial   $ 165.9      1.88%  $   179.7    2.25%  $  156.7    2.24%
Commercial Finance ............     112.1      0.95%      132.5    1.15%     279.9    2.99%
Equipment Finance(1) ..........     131.2      2.06%      218.3    3.46%     403.5    5.48%
Capital Finance ...............      11.1      0.38%       49.7    1.81%     162.8    5.52%
                                  -------             ---------           --------
   Total Commercial Segments ..     420.3      1.40%      580.2    2.03%   1,002.9    3.76%
Specialty Finance -- consumer .     119.3      2.32%       96.3    3.61%      82.9    8.61%
                                  -------             ---------           --------
   Total ......................   $ 539.6      1.54%  $   676.5    2.16%  $1,085.8    3.93%
                                  =======             =========           ========
Non accrual loans .............   $ 458.4             $   566.5           $  946.4
Repossessed assets ............      81.2                 110.0              139.4
                                  -------             ---------           --------
   Total non-performing assets    $ 539.6             $   676.5           $1,085.8
                                  =======             =========           ========

--------------------------------------------------------------------------------
(1) Equipment Finance non-performing assets include accounts that are less than sixty days past due.

2004 Trends

      The 2004 delinquency levels improved at a lower rate year over year than in 2003.

      o Specialty Finance -- commercial delinquency was essentially flat in dollar amount with last year, but down in percentage due to portfolio growth. Improvement in the Small Business Lending portfolio was offset by an increase in the vendor programs.

      o Commercial Finance past due levels were down modestly from 2003 due to improvement in the Business Credit (asset-based lending) unit and in the telecommunications portfolio. An increase in factoring delinquency (primarily one large credit) offset these declines.

      o Equipment Finance delinquency reflected continued improvement across virtually all product lines in relation to 2003.

      o Capital Finance improvement from 2003 included lower delinquency in the project finance portfolio, though delinquency was up in the regional aerospace portfolio.

      o Specialty Finance -- consumer home lending delinquency was up in dollar amount but down as a percentage of finance receivables from 2003, reflecting a return to on-balance sheet funding of the home lending portfolio. Delinquency on a managed basis has been relatively stable in percentage terms over the periods presented.

      Similarly, the rate of improvement in non-performing assets slowed in 2004, reflecting the same trends discussed above. The more dramatic improvement in Capital Finance non-performing assets reflected the work-out of a significant project finance account. Non-performing telecommunications accounts (in Commercial Finance) totaled $21.0 million and $57.2 million at December 31, 2004 and 2003, respectively.

2003 Trends

      The December 31, 2003 delinquency rate of 2.16% marked the fifth consecutive quarter of improvement and was the lowest level since December 1999. Past due loans were down across virtually all segments with the greatest improvement in Equipment Finance. The fluctuations in Equipment Finance and Specialty Finance -- commercial also reflect the transfer in March 2003 of small business loans and leases from Equipment Finance to Specialty Finance --
commercial.   Past  due  accounts  related  to  these   transferred   portfolios
approximated $66 million, $79 million and $65 million at December 31, 2003, December 31, 2002 and September 30, 2002, respectively. Prior periods have not been restated to reflect this transfer.

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

      o Though up in amount from 2002, Specialty Finance -- consumer home lending delinquency as a percentage of finance receivables improved, reflecting a return to on-balance sheet growth in this portfolio during 2003. This is in contrast to 2002 when higher quality consumer assets were securitized to meet funding requirements. As shown in the table below, consumer delinquency on a managed basis has been relatively stable in percentage over the periods presented.

      Non-performing assets also declined and reached the lowest level since 1999, reflecting the same trends discussed above, namely considerable improvement in the Equipment Finance and Capital Finance segments. In addition to the above mentioned waste-to-energy project, the Capital Finance reduction from December 31, 2002 also reflected the conversion of United Airlines receivables ($95.7 million) to short-term operating leases following the carrier's December 2002 Chapter 11 bankruptcy filing. Non-performing telecommunications accounts (in Commercial Finance) totaled $57.2 million and $120.2 million at December 31, 2003, and December 31, 2002, respectively.

      Managed past due loans in dollar amount and as a percentage of managed financial assets are shown in the table below ($ in millions).

                                    December 31, 2004   December 31, 2003    December 31, 2002
                                    -----------------   -----------------    -----------------
Specialty Finance -- commercial      $402.1    2.82%    $  418.4    3.19%    $  371.7    3.07%
Commercial Finance ..............     124.7    1.06%       131.9    1.14%       222.7    2.38%
Equipment Finance ...............      90.3    0.96%       243.6    2.49%       545.7    4.78%
Capital Finance .................      33.5    1.13%        30.5    1.11%       102.7    3.48%
                                     ------             --------             --------
  Total Commercial Segments .....     650.6    1.69%       824.4    2.22%     1,242.8    3.47%
Specialty Finance -- consumer ...     227.8    3.45%       197.6    4.22%       152.8    4.36%
                                     ------             --------             --------
  Total .........................    $878.4    1.95%    $1,022.0    2.44%    $1,395.6    3.55%
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

                                                      Years Ended          Three Months
                                                      December 31,            Ended       Year Ended
                                               ------------------------    December 31,  September 30,
                                                  2004           2003          2002         2002(3)
                                               ----------     ---------    ------------  -------------
Salaries and employee benefits .............   $    612.2     $   529.6     $   126.8     $   517.4
Other general operating expenses ...........        434.2         383.3         105.8         380.6
                                               ----------     ---------     ---------     ---------
Salaries and general operating expenses ....   $  1,046.4     $   912.9     $   232.6     $   898.0
                                               ==========     =========     =========     =========
Efficiency ratio(1) ........................         42.6%         41.7%         38.6%         34.9%
Salaries and general operating expenses as a
   percentage of AMA(2) ....................         2.20%         1.99%         0.52%         1.91%
Average Managed Assets .....................   $ 47,519.3     $45,809.3     $44,361.8     $47,126.9

--------------------------------------------------------------------------------
(1) Efficiency ratio is the ratio of salaries and general operating expenses to operating margin, excluding the provision for credit losses.

(2) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by CIT.

(3) The September 30, 2002 data excludes expenses relating to TCH, a Tyco acquisition company that had temporary status with respect to Tyco's acquisition of CIT.

      Salaries and general operating expenses for the year ended December 31, 2004 increased from 2003 primarily due to the following: higher incentive-based compensation (including restricted stock awards); increase in professional fees, including higher compliance-related costs related to the Sarbanes-Oxley Act; increased benefit expense; increased maintenance expenses related to operating lease equipment and higher marketing expenses. Salaries and general operating expenses for the year ended December 31, 2003 increased from the prior periods primarily due to incentive-based compensation and other employee benefit expenses, as well as from expenses associated with our return to public ownership.

      Personnel totaled approximately 5,860 at December 31, 2004 compared to 5,800 at December 31, 2003, 5,835 at December 31, 2002, and 5,850 at September 30, 2002. The increase during 2004 was primarily due to the European vendor finance business acquisition.

      The efficiency ratio deteriorated for the year ended December 31, 2004 compared to 2003, as the rate of expense increase outpaced revenue growth. Efficiency ratio improvements in both Specialty Finance segments in 2004 were offset by a modest increase in the other segments and higher corporate expense. The deterioration in the efficiency ratio for the year ended December 31, 2003 and three months ended December 31, 2002 compared to September 30, 2002 is principally the result of lower revenues in the respective periods. Similarly, the deterioration in the ratio of salaries and general operating expenses to AMA from the September 30, 2002 fiscal year reflects reduced levels of average managed assets.

      Business unit and corporate management monitor expenses closely, and actual results are reviewed monthly in comparison to business plan and forecast. An approval and review procedure is in place for major capital expenditures, such as computer equipment and software, including post-implementation evaluations.

      Improvement in the efficiency ratio is one of management's primary goals for 2005 and several initiatives are underway to reduce costs, including system consolidations and process efficiency improvements. We have the capacity to grow assets without commensurate expense increases, and we expect compliance-related expenses to decline from 2004. Additionally, we remain focused on growing non-spread revenue.

Gain on Redemption of Debt

      In January 2004 and December 2003, we called at par $1.25 billion of long-term debt securities. These notes were listed on the New York Stock Exchange under the ticker symbols CIC and CIP and were commonly known as PINEs
("Public Income Notes"). The securities carried coupon rates of 8.25% and 8.125%, but were marked down to a market interest rate yield of approximately 7.5% in our financial statements through purchase accounting. In light of the high coupon rates, we called the securities for redemption pursuant to the terms outlined in the prospectuses. The call of $512 million of notes on January 15, 2004 resulted in a pretax gain of $41.8 million ($25.5 million after tax) in the first quarter of 2004. The December 2003 call of $735 million of notes resulted in a pretax gain of $50.4 million ($30.8 million after tax) during the fourth quarter of 2003.

Income Taxes

      The following table sets forth the certain information concerning our income taxes ($ in millions):

                                       Years Ended   Three Months
                                       December 31,     Ended       Year Ended
                                      -------------- December 31,  September 30,
                                       2004    2003      2002         2002
                                      ------  ------ ------------  -------------
Provision for income taxes .......... $483.2  $365.0    $92.0        $374.0
Effective tax rate ..................   39.0%   39.0%    39.0%         (5.9%)
Effective tax rate excluding goodwill
  impairment and TCH results ........   39.0%   39.0%    39.0%         38.1%

      The effective tax rate exceeds the U.S. Federal tax rate of 35% primarily due to state and local, and foreign income taxes.

      At December 31, 2004, CIT had U.S. federal net operating losses of approximately $2.0 billion, which expire in various years beginning in 2011. In addition, CIT has various state net operating losses that will expire in various years beginning in 2005. Federal and state operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to utilize these federal losses fully. Accordingly, we do not believe a valuation allowance is required with respect to these federal net operating losses. As of December 31, 2004, based on management's assessment as to realizability, the net deferred tax liability includes a valuation allowance of approximately $7.4 million relating to state net operating losses.

      CIT has open tax years in the U.S., Canada and other jurisdictions that are currently under examination by the applicable taxing authorities, and certain tax years that may in the future be subject to examination. Management periodically evaluates the adequacy of our related tax reserves, taking into account our open tax return positions, tax assessments received, tax law changes and third party indemnifications. We believe that our tax reserves are appropriate. The final determination of tax audits could affect our tax reserves.

      We are currently evaluating certain provisions included in the American Jobs Creation Act of 2004 that could result in an increase in our business activity in certain foreign jurisdictions. These provisions, if implemented, could result in a reduction in our future effective tax rate.

      See Item 9A. Controls and Procedures for a discussion of internal controls relating to income taxes.

Financing and Leasing Assets

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions).

                                                                                              Percentage Change
                                                                                          --------------------------
                                            December 31,   December 31,    December 31,   Dec. '04 vs.   Dec. '03 vs.
                                                2004           2003            2002         Dec '03        Dec. '02
                                            -----------    -----------     -----------    ------------   ------------
Specialty Finance -- commercial Segment
   Finance receivables ................      $ 8,805.7      $ 7,996.5       $ 7,002.5         10.1%          14.2%
   Operating lease equipment, net .....        1,078.7          959.5         1,257.3         12.4          (23.7)
   Finance receivables held for sale ..        1,288.4          548.1           764.3        135.1          (28.3)
                                             ---------      ---------       ---------
     Owned assets .....................       11,172.8        9,504.1         9,024.1         17.6            5.3
   Finance receivables securitized and
     managed by CIT ...................        4,165.5        4,557.9         4,332.6         (8.6)           5.2
                                             ---------      ---------       ---------
   Managed assets .....................       15,338.3       14,062.0        13,356.7          9.1            5.3
                                             ---------      ---------       ---------
Specialty Finance -- consumer Segment
   Finance receivables -- home lending         4,896.8        2,513.1           962.7         94.9          161.0
   Finance receivables -- other .......          236.0          151.2            --           56.1           --
   Finance receivables held for sale ..          241.7          150.0           330.0         61.1          (54.5)
                                             ---------      ---------       ---------
     Owned assets .....................        5,374.5        2,814.3         1,292.7         91.0          117.7
   Home lending receivables
     securitized and managed by CIT ...        1,228.7        1,867.6         2,213.6        (34.2)         (15.6)
                                             ---------      ---------       ---------
   Managed assets .....................        6,603.2        4,681.9         3,506.3         41.0           33.5
                                             ---------      ---------       ---------
Commercial Finance Segment
   Commercial Services
     Finance receivables ..............        6,204.1        6,325.8         4,392.5         (1.9)          44.0
   Business Credit
     Finance receivables ..............        5,576.3        5,247.1         4,912.7          6.3            6.8
                                             ---------      ---------       ---------
       Owned assets ...................       11,780.4       11,572.9         9,305.2          1.8           24.4
                                             ---------      ---------       ---------
Equipment Finance Segment
   Finance receivables ................        6,373.1        6,317.9         7,357.8          0.9          (14.1)
   Operating lease equipment, net .....          440.6          419.6           668.3          5.0          (37.2)
   Finance receivables held for sale ..          110.7          220.2           119.1        (49.7)          84.9
                                             ---------      ---------       ---------
     Owned assets .....................        6,924.4        6,957.7         8,145.2         (0.5)         (14.6)
   Finance receivables securitized
     and managed by CIT ...............        2,915.5        3,226.2         3,936.2         (9.6)         (18.0)
                                             ---------      ---------       ---------
   Managed assets .....................        9,839.9       10,183.9        12,081.4         (3.4)         (15.7)
                                             ---------      ---------       ---------
Capital Finance Segment
   Finance receivables ................        2,956.2        2,748.6         2,993.1          7.6           (8.2)
   Operating lease equipment, net .....        6,771.6        6,236.4         4,779.0          8.6           30.5
                                             ---------      ---------       ---------
     Owned assets .....................        9,727.8        8,985.0         7,772.1          8.3           15.6
                                             ---------      ---------       ---------
Other -- Equity Investments ...........          181.0          249.9           335.4        (27.6)         (25.5)
                                             ---------      ---------       ---------
Total
   Finance receivables ................      $35,048.2      $31,300.2       $27,621.3         12.0           13.3
   Operating lease equipment, net .....        8,290.9        7,615.5         6,704.6          8.9           13.6
   Finance receivables held for sale ..        1,640.8          918.3         1,213.4         78.7          (24.3)
                                             ---------      ---------       ---------
   Financing and leasing assets
     excluding equity investments .....       44,979.9       39,834.0        35,539.3         12.9           12.1
   Equity investments (included in
     other assets) ....................          181.0          249.9           335.4        (27.6)         (25.5)
                                             ---------      ---------       ---------
     Owned assets .....................       45,160.9       40,083.9        35,874.7         12.7           11.7
   Finance receivables securitized
     and managed by CIT ...............        8,309.7        9,651.7        10,482.4        (13.9)          (7.9)
                                             ---------      ---------       ---------
     Managed assets ...................      $53,470.6      $49,735.6       $46,357.1          7.5%           7.3%
                                             =========      =========       =========

      The increase in owned assets during 2004 was driven by: the combination of a strong home lending refinancing market and bulk receivable purchases in the Specialty Finance home lending portfolio; strategic acquisitions; and aerospace deliveries in Capital Finance. The decline in receivables securitized reflects our return to funding home lending growth on-balance sheet and a lower level of commercial equipment securitizations.

      The primary factors that fueled the increase in financing and leasing portfolio assets during 2003 include: two factoring acquisitions in Commercial Services, growth in Business Credit, the combination of a strong refinancing market and our decision to limit securitization activity in the Specialty Finance home lending portfolio, a rail acquisition and deliveries of aerospace assets in Capital Finance.

      The following table summarizes 2003 and 2004 significant acquisitions ($ in millions).

Asset Type       Assets       Closing             Seller
----------       ------       -------             ------
Railcars .....   $  410   2nd quarter 2003     Flex Leasing
Factoring ....      450   3rd quarter 2003     GECC
Factoring ....    1,000   4th quarter 2003     HSBC
Technology ...      520   2nd quarter 2004     GATX
Vendor finance      700   3rd quarter 2004     Citicapital
Student loans     4,300   1st quarter 2005     Education Lending Group Inc.
                                               (public company tender offer)

Business Volumes

      The following table presents new business origination volume (excluding factoring) by segment ($ in millions).

                                     Years Ended      Three Months
                                     December 31,        Ended      Year Ended
                                --------------------  December 31, September 30,
                                   2004       2003        2002         2002
                                ---------  ---------  ------------ -------------
Specialty Finance -- commercial $ 9,962.2  $ 9,047.3   $2,120.7     $ 7,430.5
Specialty Finance -- consumer .   4,881.8    3,382.3      577.5       2,675.7
Commercial Finance ............   2,339.1    2,480.3      657.6       2,112.4
Equipment Finance .............   4,582.4    3,824.1    1,184.4       4,480.7
Capital Finance ...............   1,791.1    1,498.1      571.9       2,365.8
                                ---------  ---------   --------     ---------
  Total new business volume ... $23,556.6  $20,232.1   $5,112.1     $19,065.1
                                =========  =========   ========     =========

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

      New origination volume for 2004 included stronger volume from our Specialty Finance vendor finance, international and home lending units, as well as improved demand for financing in industries such as construction and corporate aircraft in Equipment Finance. New origination volume for the year ended December 31, 2003 included stronger volume from our Specialty Finance vendor relationships and home lending units, the more traditional financing transactions in Equipment Finance and working capital financings in Business Credit.

      For the year ended December 31, 2004, new business volume in Specialty Finance -- consumer was $4.9 billion, up 44% from 2003, as the interest rate environment remained relatively low, demand for first mortgage financing remained strong, and that resulted in strong production from our broker origination channel. Softness in the home lending securitization markets afforded us the opportunity to purchase newly originated portfolios in bulk from other home lending originators.

Non-strategic Business Lines

      The table below summarizes the previously targeted non-strategic business lines. In addition, we previously ceased making new venture capital investments beyond existing commitments. See "Venture Capital Investments" below for more information. ($ in millions)

                                        December 31,  December 31,  December 31,
Portfolio                                   2004         2003          2002
---------                               ------------  ------------  ------------
Manufactured housing ..................     $553(1)      $584         $  624
Franchise finance .....................       25          102            322
Owner-operator trucking ...............       28           91            218
Recreational marine & vehicle, other ..        2          146            175
                                            ----         ----         ------
   Total on-balance sheet financing
     and leasing assets ...............     $608(1)      $923         $1,339
                                            ====         ====         ======

--------------------------------------------------------------------------------
(1) Includes approximately $300 million of manufactured housing assets that were sold in January 2005.

      During 2004 we sold virtually all of the recreational marine and vehicle receivables, as well as a significant portion of the franchise portfolio. During the fourth quarter of 2004, we considered additional opportunities for more rapid liquidation of certain non-strategic assets, and as a result, we entered into an agreement to sell approximately $300 million of the manufactured housing portfolio. The decision to sell manufactured housing receivables resulted in the reclassification of the finance receivables to assets held for sale, along with application of lower of cost or market value accounting, which resulted in a fourth quarter pretax charge of $15.7 million, or $0.04 diluted EPS. The manufactured housing sale closed in January 2005.

Venture Capital Investments

      During the second quarter of 2004, we closed the sale of approximately $68 million of the direct investment portfolio. Our portfolio of direct and private fund venture capital equity investments is summarized in the following table ($ in millions).

                                        December 31,  December 31,  December 31,
                                            2004         2003           2002
                                        ------------  ------------  ------------
Total investment balance .............     $181.1       $249.9         $335.4
Direct investments ...................       30.1       $101.1         $188.8
Number of companies ..................          8           47             57
Private equity funds
  (includes funds sold in 2005) ......      151.0       $148.8         $146.6
Number of funds ......................         52           52             52
Remaining commitments ................     $ 79.8       $124.2         $169.3

      During the fourth quarter of 2004 we also entered into an agreement to sell the majority of the private equity funds. The venture capital investments were marketed to prospective buyers and written down to an estimated sales value which resulted in a fourth quarter pretax charge of $14.0 million or $0.04 diluted EPS. These actions are the continuation of our ongoing initiative to re-deploy capital in higher return businesses. We will consider additional opportunities for more rapid liquidation of non-strategic assets to the extent available.

Concentrations

Ten Largest Accounts

      Our ten largest financing and leasing asset accounts in the aggregate represented 5.3% of our total financing and leasing assets at December 31, 2004 (the largest account being less than 1.0%), 5.7% at December 31, 2003, and 5.5% at December 31, 2002.

Operating Leases

      The following table summarizes the total operating lease portfolio by segment ($ in millions).

                                       December 31, 2004      December 31, 2003     December 31, 2002
                                       -----------------      -----------------     -----------------
Capital Finance -- aerospace .......   $4,461.0     53.8%    $4,141.1     54.4%    $3,185.4     47.5%
Capital Finance -- rail and other ..    2,310.6     27.9%     2,095.3     27.5%     1,593.6     23.8%
Specialty Finance -- commercial ....    1,078.7     13.0%       959.5     12.6%     1,257.3     18.8%
Equipment Finance ..................      440.6      5.3%       419.6      5.5%       668.3      9.9%
                                       --------    -----     --------    -----     --------    -----
   Total ...........................   $8,290.9    100.0%    $7,615.5    100.0%    $6,704.6    100.0%
                                       ========    =====     ========    =====     ========    =====

      o The increases in the Capital Finance aerospace portfolio reflect deliveries of new commercial aircraft.

      o The increase in Capital Finance -- rail and other was due to strong rail volume in 2004 and a rail acquisition in 2003.

      o The Specialty Finance and Equipment Finance operating lease portfolios reflect a general trend through 2003 toward financing equipment through finance leases and loans, rather than operating leases. Specialty Finance increased in 2004 due to a technology financing business acquisition.

      Management strives to maximize the profitability of the lease equipment portfolio by balancing equipment utilization levels with market rental rates and lease terms. Equipment not subject to lease agreements totaled $118.3 million, $265.9 million and $385.9 million at December 31, 2004, 2003 and 2002, respectively. The 2004 reduction was due to fewer commercial aerospace and rail assets off lease as well as the sale of a test equipment rental business. The higher December 31, 2002 off lease equipment balance primarily reflects the higher level of commercial aircraft and rail assets off lease in Capital Finance at that time. Weakness in the commercial airline industry could adversely impact prospective rental and utilization rates.

Leveraged Leases

      The major components of net investments in leveraged leases include: commercial aerospace transactions, including tax-optimized leveraged leases, which generally have increased risk of loss in default for lessors in relation to conventional lease structures due to additional leverage and the third party lender priority recourse to the equipment in these transactions, project finance transactions, primarily in the power and utility sectors, and rail transactions. The balances are as follows ($ in millions):

                                             December 31,  December 31,  December 31,
                                                 2004          2003          2002
                                               --------      --------     --------
Transaction Component
Commercial aerospace -- non-tax optimized ..   $  336.6      $  232.5     $  251.5
Commercial aerospace -- tax optimized ......      221.0         217.9        215.7
Project finance ............................      334.9         325.0        293.5
Rail .......................................      233.9         225.4        237.8
Other ......................................      115.4         122.1        153.7
                                               --------      --------     --------
Total leveraged lease transactions .........   $1,241.8      $1,122.9     $1,152.2
                                               ========      ========     ========
As a percentage of finance receivables .....        3.5%          3.6%         4.2%
                                               ========      ========     ========

Joint Venture Relationships

      Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya Inc. are among our largest alliances. On September 8, 2004, CIT and Dell agreed to extend and modify the terms of the relationship. The new agreements grants Dell the option to purchase CIT's 30% interest in Dell Financial Services L.P. ("DFS") in February 2008 and extends CIT's right to purchase a percentage of DFS's finance receivables through January 2010. The joint venture agreement with Snap-on runs until January 2006. The Avaya agreement, which relates to profit sharing on a CIT direct origination program, extends through September 2006.

      Our financing and leasing assets include amounts related to the Dell, Snap-on and Avaya joint venture programs. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities. The asset balances for these programs are as follows ($ in millions):

                                        December 31,  December 31,  December 31,
                                            2004         2003          2002
                                        ------------  ------------  ------------
Owned Financing and Leasing Assets
Dell ..................................   $3,389.4     $2,578.2     $2,608.1
Snap-on ...............................    1,114.7      1,093.4        975.6
Avaya Inc. ............................      620.7        828.6        965.1

Securitized Financing and
  Leasing Assets
Dell ..................................   $2,489.2     $2,488.6     $1,663.5
Snap-on ...............................       64.8         68.2         87.4
Avaya Inc. ............................      599.6        781.0        968.0

International Financing and Leasing
  Assets Included Above
Dell -- owned .........................   $1,408.7     $1,170.1     $  909.9
Dell -- securitized ...................        5.1         17.0           --

      Returns relating to the joint venture relationships (i.e., net income as a percentage of average managed assets) for 2004 were somewhat in excess of CIT's consolidated returns. A significant reduction in origination volumes from any of these alliances could have a material impact on our asset and net income levels. For additional information regarding certain of our joint venture activities, see Note 20 -- Certain Relationships and Related Transactions.

Home Lending Portfolio

      The Specialty Finance home lending portfolio totaled $5.1 billion (owned) and $6.3 billion (managed) at December 31, 2004, representing 11.2% and 11.8% of owned and managed assets, respectively. Selected statistics for our managed home lending portfolio are as follows:

      o     91% first mortgages.

      o     Average loan size of approximately $94.5 thousand.

      o Top 5 state concentrations (California, Texas, Florida, Ohio, and Pennsylvania) represented an aggregate 45% of the managed portfolio.

      o 63% fixed-rate with an average loan-to-value of 77% and an average FICO score of 633.

      o Delinquencies (sixty days or more) were 3.59%, 4.21%, and 4.36% at December 31, 2004, 2003 and 2002.

      o Charge-offs on a managed basis were 1.12%, 0.95%, 1.03% and 0.83% for the years ended December 31, 2004 and 2003, the three months ended December 31, 2002 and the year ended September 30, 2002, respectively.

Geographic Composition

      The following table summarizes significant state concentrations greater than 5.0% and foreign concentrations in excess of 1.0% of our owned financing and leasing portfolio assets. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

                                    December 31,    December 31,  December 31,
                                       2004            2003          2002
                                    ------------    ------------  ------------
State
California ....................        10.3%           10.2%          9.8%
Texas .........................         7.8%            7.7%          7.0%
New York ......................         6.8%            7.4%          7.9%
All other states ..............        52.8%           54.0%         54.6%
                                       ----            ----          ----
   Total U.S. .................        77.7%           79.3%         79.3%
                                       ====            ====          ====
Country
Canada ........................         5.5%            5.1%          5.0%
England .......................         3.9%            2.8%          3.2%
France ........................         1.4%            1.1%          1.0%
Australia .....................         1.3%            1.3%          1.3%
China .........................         1.2%            0.9%          1.2%
Germany .......................         1.2%            1.0%          1.1%
Mexico ........................         1.1%            1.0%          1.0%
All other countries ...........         6.7%            7.5%          6.9%
                                       ----            ----          ----
   Total Outside U.S. .........        22.3%           20.7%         20.7%
                                       ====            ====          ====

Industry Composition

      The following discussions provide information with respect to selected industry compositions.

Aerospace

      Our commercial and regional aerospace portfolios reside in the Capital Finance segment.

      The commercial aircraft all comply with Stage III noise regulations. The increase during 2003 was due to new aircraft deliveries from both Airbus and Boeing. The following table summarizes the composition of the commercial aerospace portfolio ($ in millions):

                                        December 31, 2004      December 31, 2003       December 31, 2002
                                      ---------------------   --------------------    -------------------
                                          Net                     Net                    Net
                                      Investment     Number   Investment    Number    Investment   Number
                                      ----------     ------   ----------    ------    ----------   ------
By Region:
   Europe ..........................   $2,160.0        72       $1,991.0      65       $1,506.5      51
   North America(1) ................    1,057.7        66        1,029.7      72        1,042.2      75
   Asia Pacific ....................    1,242.4        46        1,013.6      40          853.6      35
   Latin America ...................      611.3        25          612.7      28          595.9      29
   Africa / Middle East ............       54.2         3           69.1       4           74.6       4
                                       --------       ---       --------     ---       --------     ---
Total ..............................   $5,125.6       212       $4,716.1     209       $4,072.8     194
                                       ========       ===       ========     ===       ========     ===
By Manufacturer:
   Boeing ..........................   $2,558.8       133       $2,581.7     140       $2,388.1     135
   Airbus ..........................    2,536.9        70        2,114.6      57        1,647.9      42
   Other ...........................       29.9         9           19.8      12           36.8      17
                                       --------       ---       --------     ---       --------     ---
Total ..............................   $5,125.6       212       $4,716.1     209       $4,072.8     194
                                       ========       ===       ========     ===       ========     ===
By Body Type(2):
   Narrow ..........................   $3,894.9       168       $3,415.7     159       $2,799.4     142
   Intermediate ....................      842.7        18          877.0      18          859.2      17
   Wide ............................      358.1        17          403.6      20          377.4      18
   Other ...........................       29.9         9           19.8      12           36.8      17
                                       --------       ---       --------     ---       --------     ---
Total ..............................   $5,125.6       212       $4,716.1     209       $4,072.8     194
                                       ========       ===       ========     ===       ========     ===
By Product:
   Operating lease .................   $4,324.6       167       $4,011.7     159       $3,123.0     131
   Leverage lease (other)(3) .......      336.6        12          232.5      12          251.5      13
   Leverage lease (tax optimized)(3)      221.0         9          217.9       9          215.7       9
   Capital lease ...................      137.4         6          135.6       7          267.8      13
   Loan ............................      106.0        18          118.4      22          214.8      28
                                       --------       ---       --------     ---       --------     ---
Total ..............................   $5,125.6       212       $4,716.1     209       $4,072.8     194
                                       ========       ===       ========     ===       ========     ===
Other Data:
Off-lease aircraft(4) ..............          2                        5                      9
Number of accounts .................         92                       84                     78
Weighted average age of
   fleet (years)(5) ................          6                        6                      7
Largest customer net investment ....   $  286.4                 $  268.6               $  193.0

--------------------------------------------------------------------------------
(1) Comprised of net investments in the U.S. and Canada of $877 million (60 aircraft) and $180.7 million (6 aircraft) at December 31, 2004, $822.7 million (66 aircraft) and $207.0 million (6 aircraft) at December 31, 2003, and $832.7 million (69 aircraft) and $209.5 million (6 aircraft) at December 31, 2002, respectively.

(2) Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

(3) In general, the use of leverage increases the risk of a loss in the event of a default, with the greatest risk incurred in tax-optimization leveraged leases.

(4) At December 31, 2004, 1 of the 2 aircraft has been remarketed with a lease pending.

(5)   Based on dollar value weighted assets.

      The top five commercial aerospace exposures totaled $1,076.0 million at December 31, 2004. All top five are to carriers outside of the U.S. The largest exposure to a U.S. carrier at December 31, 2004 was $136.7 million. Future revenues and aircraft values could be impacted by the actions of the carriers, management's actions with respect to re-marketing the aircraft, airline industry performance and aircraft utilization.

      The regional aircraft portfolio at December 31, 2004 consisted of 121 planes and a net investment of $302.6 million. The carriers are primarily located in North America and Europe. Operating leases account for about 42% of the portfolio, with the remainder capital leases or loans. At December 31, 2003 the portfolio consisted of 119 planes and a net investment of $291.6 million.

      The following is a list of our exposure to current or previously-announced aerospace carriers that have filed for bankruptcy protection and the current status of the related aircraft at December 31, 2004:

      o UAL Corp. -- United Airlines leases 4 CIT-owned narrow body aircraft (2 Boeing 757 aircraft and 2 Boeing 737 aircraft) with a net investment of $81.3 million. Additionally, we hold Senior A tranche Enhanced Equipment Trust Certificates ("EETCs") issued by United Airlines, which are debt instruments collateralized by aircraft operated by the airline, with a fair value of $46.4 million. As of December 31, 2004, in connection with United Airlines' filing under Chapter 11, we have an outstanding balance of $28.3 million (with a commitment of $75 million) relating to a debtor-in-possession facility. During the third quarter of 2004, as co-arranger with three other lenders, CIT committed to $250 million of an aggregate $1.0 billion facility, which is secured by unencumbered aircraft, among other collateral. Subsequent to year end, CIT syndicated its exposure down to $50 million.

      o US Airways -- On September 11, 2004, US Airways Group, Inc. announced that it had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under an existing agreement, CIT has an operating leases where US Airways is the lessee of one 737-300, for a total net investment of $6.1 million.

      o Air Canada -- Emerged from bankruptcy during the last quarter of 2004. Our net investment in aircraft is approximately $46.7 million, relating to one CIT-owned Boeing 767 aircraft.

      o Avianca Airlines -- Emerged from bankruptcy during the last quarter of 2004. Avianca is a lessee of one MD 80 aircraft and one Boeing 757, with a combined net investment of $30.4 million.

      Our aerospace assets include both operating leases and capital leases. Management monitors economic conditions affecting equipment values, trends in equipment values, and periodically obtains third party appraisals of commercial aerospace equipment, which include projected rental rates. We adjust the depreciation schedules of commercial aerospace equipment on operating leases or residual values underlying capital leases when required. Aerospace assets are reviewed for impairment annually, or more often when events or circumstances warrant. An aerospace asset is defined as impaired when the expected undiscounted cash flow over its expected remaining life is less than its book value. Both historical information and current economic trends are factored into the assumptions and analyses used when determining the expected undiscounted cash flow. Included among these assumptions are the following:

      o     Lease terms

      o     Remaining life of the asset

      o     Lease rates supplied by independent appraisers

      o     Remarketing prospects

      o     Maintenance costs

      An  impairment  loss is  recognized  if  circumstances  indicate  that the carrying amount of the asset may not be recoverable. Aerospace depreciation expense for the year ended December 31, 2004 totaled $215.8 million and included a $14.8 million impairment charge taken in the second quarter to reduce certain older, out of production aircraft to estimated fair value. The additional depreciation expense primarily related to aircraft with a single lessee with upcoming lease terminations and for which market rental rates have recently declined. Therefore, the projected cash flows no longer supported the corresponding carrying value, resulting in the additional depreciation charge.

      Commercial airline equipment utilization is high, with only two aircraft off-lease (with a book value of $12.9 million) at December 31, 2004, which demonstrates our ability to place aircraft. Despite some recent improvement in rental rates, current placements remain at compressed rental rates, which reflects current market conditions. Generally, leases are being written for terms between three and five years. Within the regional aircraft portfolio at December 31, 2004, there were 6 aircraft off-lease with a total book value of approximately $22.0 million.

      See  table  in  "Risk  Management"  section  for  additional   information
regarding commitments to purchase additional aircraft. See Note 17 -- Commitments and Contingencies for additional information regarding commitments to purchase additional aircraft. See Note 5 -- Concentrations for further discussion on concentrations.

Risk Management

      Our business activities involve various elements of risk. We consider the principal types of risk to be credit risk (including credit, collateral and equipment risk) and market risk (including interest rate, foreign currency and liquidity risk). Managing risks is essential to conducting our commercial and consumer businesses and to our profitability. Accordingly, our risk management systems and procedures are designed to identify and analyze key business risks, to set appropriate policies and limits, and to continually monitor these risks and limits by means of reliable administrative and information systems, along with other policies and programs. During 2003, we further elevated the prominence of risk management throughout the organization with the establishment of the position of Vice Chairman & Chief Risk Officer within the Office of the Chairman.

      We review and monitor credit exposures, both owned and managed, on an ongoing basis to identify, as early as possible, customers that may be experiencing declining creditworthiness or financial difficulty, and periodically evaluate the performance of our finance receivables across the entire organization. We monitor concentrations by borrower, industry, geographic region and equipment type, and we set or modify exposure limits as conditions warrant, to minimize credit concentrations and the risk of substantial credit loss. We have maintained a standard practice of reviewing our aerospace portfolio regularly and, in accordance with SFAS No. 13 and SFAS No. 144, we test for asset impairment based upon projected cash flows and relevant market data with any impairment in value charged to earnings. Given the developments in the aerospace sector during 2002 and 2003, performance, profitability and residual values relating to aerospace assets have been reviewed more frequently with the Executive Credit Committee. In conjunction with our capital allocation initiatives, we are in the process of enhancing our credit risk management practices, including portfolio modeling, probability of default analysis, further development of risk-based pricing tools, and reserve for credit loss analysis.

      Our Asset Quality Review Committee is comprised of members of senior management, including the Vice Chairman & Chief Risk Officer, the Vice Chairman & Chief Financial Officer, the Chief Credit Officer, the Controller and the Director of Credit Audit. Periodically, this committee meets with senior executives of our business units and corporate credit risk management group to review portfolio performance, including the status of individual financing and leasing assets, owned and managed, to obligors with higher risk profiles. In addition, this committee periodically meets with the Chief Executive Officer of CIT to review overall credit risk, including geographic, industry and customer concentrations, and the reserve for credit losses.

Credit Risk Management

      We have developed systems specifically designed to manage credit risk in each of our business segments. We evaluate financing and leasing assets for credit and collateral risk during the credit granting process and periodically after the advancement of funds. The Corporate Credit Risk Management group, which reports to the Vice Chairman and Chief Risk Officer, oversees and manages credit risk throughout CIT. This group includes senior credit executives in each of the business units. Our Executive Credit Committee includes the Chief Executive Officer, the Chief Risk Officer and members of the Corporate Credit Risk Management group. The committee approves transactions which are outside of established target market definitions and risk acceptance criteria, corporate exceptions as delineated within the individual business unit credit authority and transactions that exceed the strategic business units' credit authority. The Corporate Credit Risk Management group also includes an independent credit audit function.

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

      Compliance with established corporate policies and procedures, along with the credit management processes at each strategic business unit are reviewed by the credit audit group. The credit audit group examines adherence with established credit policies and procedures and tests for inappropriate credit practices, including whether potential problem accounts are being detected and reported on a timely basis.

Commercial Credit Risk Management -- The commercial credit management process (other than small ticket leasing transactions) begins with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including collecting past due balances and liquidating underlying collateral.

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

Consumer and Small Ticket Leasing/Lending -- For consumer transactions and small-ticket leasing/lending transactions, we employ proprietary automated credit scoring models by loan type that include customer demographics and credit bureau characteristics. The profiles emphasize, among other things, occupancy status, length of residence, employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information, combined loan to value ratio, length of time in business, industry category and geographic location. The models are used to assess a potential borrower's credit standing and repayment ability considering the value or adequacy of property offered as collateral. Our credit criteria include reliance on credit scores, including those based upon both our proprietary internal credit scoring model and external credit bureau scoring, combined with judgment. The credit scoring models are regularly reviewed for effectiveness utilizing statistical tools.

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

Equipment/Residual Risk Management

      We have developed systems, processes and expertise to manage the equipment and residual risk in our commercial segments. Our process consists of the following: 1) setting residual value at transaction inception; 2) systematic residual reviews; and 3) monitoring of residual realizations. Reviews for impairment are performed at least annually. Residual realizations, by business unit and product, are reviewed as part of our ongoing financial and asset quality review, both within the business units and by senior management.

Market Risk Management

      Market risk is the risk of loss arising from changes in values of financial instruments, and includes interest rate risk, foreign exchange risk, derivative counterparty credit risk and liquidity risk. We engage in transactions in the normal course of business that expose us to market risks. We conduct what we believe are appropriate management practices and maintain policies designed to effectively mitigate such risks. The objectives of our market risk management efforts are to preserve the economic and accounting returns of our assets by matching the repricing and maturity characteristics of our assets with that of our liabilities. Strategies for managing market risks associated with changes in interest rates and foreign exchange rates are an integral part of the process, because those strategies affect our future expected cash flows as well as our cost of capital.

      Our Capital Committee sets policies, oversees and guides the interest rate and currency risk management process, including the establishment and monitoring of risk metrics, and ensures the implementation of those policies. Other risks monitored by the Capital Committee include derivative counterparty credit risk and liquidity risk. The Capital Committee meets periodically and includes the Chief Executive Officer, Vice Chairman and Chief Financial Officer, Vice
Chairman and Chief Risk Officer, Vice Chairman -- Specialty Finance, Vice Chairman -- Commercial Finance, Treasurer, and Controller, with business unit executives serving on a rotating basis.

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

We evaluate and monitor various risk metrics:

      o Margin at Risk (MAR), which measures the impact of changing interest rates upon interest income over the subsequent twelve months. See Net Finance Margin section for discussion and results of this simulation.

      o Value at Risk (VAR), which measures the net economic value of assets by assessing the duration of assets and liabilities.

      We offer a variety of financing products to our customers, including fixed and floating-rate loans of various maturities and currency denominations, and a variety of leases, including operating leases. Changes in market interest rates, relationships between short-term and long-term market interest rates, or relationships between different interest rate indices (i.e., basis risk) can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, and can result in an increase in interest expense relative to finance income. We measure our asset/liability position in economic terms through duration measures and sensitivity analysis, and we measure the effect on earnings using maturity gap analysis. Our asset portfolio is generally comprised of loans and leases of short to intermediate term. As such, the duration of our asset portfolio is generally less than three years. We target to closely match the duration of our liability portfolio with that of our asset portfolio. As of December 31, 2004, our liability portfolio duration was slightly longer than our asset portfolio duration.

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

      As part of managing exposure to interest rate, foreign currency, and, in limited instances, credit risk, CIT, as an end-user, enters into various derivative transactions, all of which are transacted in over-the-counter markets with other financial institutions acting as principal counterparties. Derivatives are utilized for economic hedging purposes only, and our policy prohibits entering into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and to achieve hedge accounting treatment, whenever possible, substantially all derivatives entered into are designated according to a hedge objective against a specific or forecasted liability or, in limited instances, assets. The notional amounts, rates, indices, and maturities of our derivatives closely match the related terms of the underlying hedged items.

      CIT utilizes interest rate swaps to exchange variable-rate interest underlying forecasted issuances of commercial paper, specific variable-rate debt instruments, and, in limited instances, variable-rate assets for fixed-rate amounts. These interest rate swaps are designated as cash flow hedges and changes in fair value of these swaps, to the extent they are effective as a hedge, are recorded in other comprehensive income. Ineffective amounts are recorded in interest expense. Interest rate swaps are also utilized to convert fixed-rate interest on specific debt instruments to variable-rate amounts. These interest rate swaps are designated as fair value hedges and changes in fair value of these swaps are effectively recorded as an adjustment to the carrying value of the hedged item, as the offsetting changes in fair value of the swaps and the hedged items are recorded in earnings.

      The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

                                Before Swaps               After Swaps
                          -------------------------  -------------------------
                          Fixed rate  Floating rate  Fixed rate  Floating rate
                          ----------  -------------  ----------  -------------
   December 31, 2004
Assets .................     55%            45%          55%         45%
Liabilities ............     60%            40%          46%         54%

   December 31, 2003
Assets .................     57%            43%          57%         43%
Liabilities ............     63%            37%          49%         51%

      Total interest sensitive assets were $41.7 billion and $36.7 billion at December 31, 2004 and 2003. Total interest sensitive liabilities were $35.9 billion and $31.5 billion at December 31, 2004 and 2003.

Foreign Exchange Risk Management -- To the extent local foreign currency borrowings are not raised, CIT utilizes foreign currency exchange forward contracts to hedge or mitigate currency risk underlying foreign currency loans to subsidiaries and the net investments in foreign operations. These contracts are designated as foreign currency cash flow hedges or net investment hedges and changes in fair value of these contracts are recorded in other comprehensive income along with the translation gains and losses on the underlying hedged items. Translation gains and losses of the underlying foreign net investment, as well as offsetting derivative gains and losses on designated hedges, are reflected in other comprehensive income in the Consolidated Balance Sheet. CIT also utilizes cross currency swaps to hedge currency risk underlying foreign currency debt and selected foreign currency assets. These swaps are designated as foreign currency cash flow hedges or foreign currency fair value hedges and changes in fair value of these contracts are recorded in other comprehensive income (for cash flow hedges), or effectively as a basis adjustment (including the impact of the offsetting adjustment to the carrying value of the hedged item) to the hedged item (for fair value hedges) along with the transaction gains and losses on the underlying hedged items.

Other Market Risk Management -- CIT also utilizes Treasury locks (bond forwards) to hedge interest rate risk associated with planned debt issuances and asset sales. These derivatives are designated as cash flow hedges of a forecasted transaction, with changes in fair value of these contracts recorded in other comprehensive income. Gains and losses recorded in other comprehensive income are reclassified to earnings in the same period that the forecasted transaction impacts earnings. During 2004, CIT entered into credit default swaps to economically hedge certain CIT credit exposures. These swaps do not meet the requirements for hedge accounting treatment and therefore are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income. See Note 9 -- Derivative Financial Instruments for further discussion, including notional principal balances of interest rate swaps, foreign currency exchange forward contracts, cross currency swaps, Treasury locks, and credit default swaps.

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

      The Capital Committee, in conjunction with Corporate Risk Management, approves each counterparty and establishes exposure limits based on credit analysis and market value. All derivative agreements are entered into with major money center financial institutions rated investment grade by nationally recognized rating agencies, with the majority of our counterparties rated "AA" or better. Credit exposures are measured based on the current market value and potential future exposure of outstanding derivative instruments. Exposures are calculated for each derivative contract and are aggregated by counterparty to monitor credit exposure.

Liquidity Risk Management

      Liquidity risk refers to the risk of being unable to meet potential cash outflows promptly and cost-effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding and committed alternate sources of funding, and we maintain and periodically review a contingency funding plan to be implemented in the event of any form of market disruption. Additionally, we target our debt issuance strategy to achieve a maturity pattern designed to reduce refinancing risk. The primary funding sources are commercial paper (U.S., Canada and Australia), long-term debt (U.S. and International) and asset-backed securities (U.S. and Canada).

      Outstanding commercial paper totaled $4.2 billion at December 31, 2004, compared with $4.2 billion at December 31, 2003, and $5.0 billion at December 31, 2002. Our targeted U.S. program size remains at $5.0 billion with modest programs aggregating $500 million to be maintained in Canada and Australia. Our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper. We have aggregate bank facilities of $6.3 billion with $4.2 billion in multi-year facilities.

      We maintain registration statements with the Securities and Exchange Commission ("SEC") covering debt securities that we may sell in the future. At December 31, 2004, we had $12.7 billion of registered, but unissued, debt securities available under which we may issue debt securities and other capital market securities. Term-debt issued during 2004 totaled $12.5 billion: $6.8 billion in variable-rate medium-term notes and $5.7 billion in fixed-rate notes. Consistent with our strategy of managing debt refinancing risk, the weighted average maturity of term-debt issued in 2004 was approximately five years. Included with the fixed rate notes are issuances under a retail note program in which we offer fixed-rate senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During the year, we issued $0.4 billion under this program having maturities of between 2 and 10 years. As part of our strategy to further diversify our funding sources, $3.1 billion of foreign currency denominated debt was issued during 2004. We plan on continuing to utilize diversified sources of debt funding to meet our strategic global growth initiatives.

      To further strengthen our funding capabilities, we maintain committed asset backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home lending receivables and trade accounts receivable. While these are predominately in the U.S., we also maintain facilities for Canadian domiciled assets. As of December 31, 2004, we had approximately $4.2 billion of availability in our committed asset-backed facilities and $2.4 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

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

                                                               December 31,  December 31,   December 31,
Liquidity Measurement                       Current Target        2004         2003             2002
---------------------                       --------------     ------------  ------------   ------------
Commercial paper to total debt ..........   Maximum of 15%         11%          13%              16%
Short-term debt to total debt ...........   Maximum of 45%         31%          36%              47%
Bank lines to commercial paper ..........   Minimum of 100%       150%         149%             148%
Aggregate alternate liquidity* to
   short-term debt ......................   Minimum of 75%        108%          93%              75%

--------------------------------------------------------------------------------
*     Aggregate   alternative  liquidity  includes  available  bank  facilities, asset-backed conduit facilities and cash.

      Our credit ratings are an important factor in meeting our earnings and margin targets as better ratings generally correlate to lower cost of funds (see Net Finance Margin, interest expense discussion). The following credit ratings have been in place since September 30, 2002:

                                             Short-Term    Long-Term     Outlook
                                             ----------    ---------     -------
Moody's ...............................          P-1          A2          Stable
Standard & Poor's .....................          A-1          A           Stable
Fitch .................................          F1           A           Stable

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

      The following tables summarize significant contractual obligations and projected cash receipts, and contractual commitments at December 31, 2004 ($ in millions):

                                                       Payments and Collections by Period(3)
                                       --------------------------------------------------------------------
                                         Total       2005        2006       2007         2008       2009+
                                       ---------   ---------   --------   ---------    --------   ---------
Commercial paper ...................   $ 4,210.9   $ 4,210.9   $   --     $    --      $   --     $    --
Variable-rate term debt ............    11,545.0     3,355.4    3,946.3     3,169.0        50.9     1,023.4
Fixed-rate term debt ...............    21,715.1     4,589.4    2,723.6     3,907.6     1,959.0     8,535.5
Preferred capital securities .......       253.8         1.7        1.7         0.4        --         250.0
Lease rental expense ...............       149.8        46.7       38.5        30.5        25.5         8.6
                                       ---------   ---------   --------   ---------    --------   ---------
   Total contractual obligations ...    37,874.6    12,204.1    6,710.1     7,107.5     2,035.4     9,817.5
                                       ---------   ---------   --------   ---------    --------   ---------
Finance receivables(1) .............    35,048.2    11,799.5    4,827.0     3,720.8     2,465.3    12,235.6
Operating lease rental income ......     3,068.2     1,099.9      742.7       445.3       301.9       478.4
Finance receivables held for sale(2)     1,640.8     1,640.8         --          --          --          --
Cash -- current balance ............     2,210.2     2,210.2         --          --          --          --
Retained interest in securitizations
   and other investments(1) ........     1,228.2       611.5      308.7       155.5        57.4        95.1
                                       ---------   ---------   --------   ---------    --------   ---------
   Total projected cash receipts ...    43,195.6    17,361.9    5,878.4     4,321.6     2,824.6    12,809.1
                                       ---------   ---------   --------   ---------    --------   ---------
Net projected cash inflow (outflow)    $ 5,321.0   $ 5,157.8   $ (831.7)  $(2,785.9)   $  789.2   $ 2,991.6
                                       =========   =========   ========   =========    ========   =========

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

                                                   Commitment Expiration by Period
                                   -------------------------------------------------------------
                                     Total       2005       2006       2007     2008      2009+
                                   ---------   --------   --------   --------  ------   --------
Credit extensions ..............   $ 8,428.3   $1,467.5   $1,047.4   $  933.2  $863.2   $4,117.0
Aircraft purchases .............     2,168.0      906.0    1,002.0      260.0      --         --
Letters of credit ..............     1,206.6    1,199.3        7.2        0.1      --         --
Sale-leaseback payments ........       495.4       31.0       31.0       31.0    31.0      371.4
Other equipment purchases
   (primarily rail) ............       397.0      397.0         --         --      --         --
Venture capital commitments(1) .        79.8        0.5         --        3.1     5.1       71.1
Guarantees .....................       133.1      120.9         --         --    10.5        1.7
Acceptances ....................        16.4       16.4         --         --      --         --
                                   ---------   --------   --------   --------  ------   --------
   Total contractual commitments   $12,924.6   $4,138.6   $2,087.6   $1,227.4  $909.8   $4,561.2
                                   =========   ========   ========   ========  ======   ========

--------------------------------------------------------------------------------
(1)   Including amounts relating to venture capital investments sold in 2005.

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

      See Item 9A. Controls and Procedures for Management's Report on Internal Control over Financial Reporting.

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

                                                                      At or for
                                                    At or for         the Three     At or for the
                                                the Years Ended      Months Ended    Year Ended
                                                   December 31,      December 31,   September 30,
                                                2004        2003         2002           2002
                                              --------    --------   ------------   -------------
Securitized Assets:
   Specialty Finance -- commercial ........   $4,165.5    $4,557.9    $ 4,332.6      $ 4,734.7
   Specialty Finance -- home lending ......    1,228.7     1,867.6      2,213.6        2,115.9
   Equipment Finance ......................    2,915.5     3,226.2      3,936.2        4,384.1
                                              --------    --------    ---------      ---------
     Total securitized assets .............   $8,309.7    $9,651.7    $10,482.4      $11,234.7
                                              ========    ========    =========      =========
Securitized assets as a % of managed assets       15.5%       19.4%        22.6%          23.6%
                                              ========    ========    =========      =========
Volume Securitized:
   Specialty Finance -- commercial ........   $3,153.8    $3,416.2    $   590.6      $ 2,602.0
   Specialty Finance -- home lending ......       --         489.2        288.1        2,738.6
   Equipment Finance ......................    1,280.7     1,414.8        310.6        2,327.9
                                              --------    --------    ---------      ---------
     Total volume securitized .............   $4,434.5    $5,320.2    $ 1,189.3      $ 7,668.5
                                              ========    ========    =========      =========

      During 2004, economics relating to commercial finance receivables securitization activity declined compared to 2003, resulting in some decrease in volume. Also, we continued to grow the home lending portfolio on-balance sheet. Though we were well below this level in 2004, at 4.8%, management targets a maximum of 15% of pre-tax income from securitization gains.

      Under our typical asset-backed securitization, we sell a "pool" of secured loans or leases to a special-purpose entity ("SPE"), typically a trust. SPEs are used to achieve "true sale" requirements for these transactions in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The special-purpose entity, in turn, issues certificates and/or notes that are collateralized by the pool and entitle the holders thereof to participate in certain pool cash flows. Accordingly, CIT has no legal obligations to repay the securities in the event of a default by the SPE. CIT retains the servicing rights of the securitized contracts, for which we earn a servicing fee. We also participate in certain "residual" cash flows (cash flows after payment of principal and interest to certificate and/or note holders, servicing fees and other credit-related disbursements). At the date of securitization, we estimate the "residual" cash flows to be received over the life of the securitization, record the present value of these cash flows as a retained interest in the securitization (retained interests can include bonds issued by the special-purpose entity, cash reserve accounts on deposit in the special-purpose entity or interest only receivables) and typically recognize a gain. Assets securitized are shown in our managed assets and our capitalization ratios on a managed basis.

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

      Our retained interests had a carrying value at December 31, 2004 of $1,155.6 million, including interests in commercial securitized assets of $1,062.0 million and consumer securitized assets of $93.6 million. The total retained interest as of December 31, 2004 is comprised of $522.8 million in over-collateralization, $309.4 million of interest only strips, and $323.4 million of cash reserve accounts. Retained interests are subject to credit and prepayment risk. As of December 31, 2004, approximately 50% of our outstanding securitization pool balances are in conduit structures. These assets are subject to the same credit granting and monitoring processes which are described in the "Credit Risk Management" section.

Joint Venture Activities

      We utilize joint ventures organized through distinct legal entities to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. The vendor partner and CIT jointly own these distinct legal entities, and there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See disclosure in Item 8. Financial Statements and Supplementary Data, Note 20 -- Certain Relationships and Related Transactions.

Capitalization

      The following table presents information regarding our capital structure ($ in millions).

                                                        December 31,   December 31,   December 31,
                                                           2004            2003          2002
                                                        ------------   ------------   ------------
Commercial paper .....................................   $ 4,210.9      $ 4,173.9      $ 4,974.6
Bank credit facilities ...............................        --             --          2,118.0
Term debt ............................................    33,260.1       29,239.2       24,588.7
Preferred capital securities .........................       253.8          255.5          257.2
Stockholders' equity(1) ..............................     6,073.7        5,427.8        4,968.5
Goodwill and other intangible assets .................      (596.5)        (487.7)        (400.9)
                                                         ---------      ---------      ---------
   Total tangible stockholders' equity and preferred
     capital securities ..............................     5,731.0        5,195.6        4,824.8
                                                         ---------      ---------      ---------
Total tangible capitalization ........................   $43,202.0      $38,608.7      $36,506.1
                                                         =========      =========      =========
Tangible stockholders' equity(1) and Preferred Capital
   Securities to managed assets ......................       10.72%         10.45%         10.41%

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

      The European vendor finance acquisition increased goodwill and acquired intangibles by approximately $80 million.

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

      See "Liquidity Risk Management" for discussion of risks impacting our liquidity and capitalization. Also see Note 1 -- Summary of Significant Accounting Policies for information regarding the accounting and reporting for these securities.

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

      Investments -- Investments for which CIT does not have the ability to exercise significant influence and for which there is not a readily determinable market value, are accounted for at fair value. The majority of these investments are in our venture capital portfolio. Accordingly, management uses judgment in determining fair value. Pretax write-downs of $14.0 million and $63.0 million were taken in 2004 and in 2003 on our venture capital investment portfolio based on management's estimates of fair value, reflecting our decision to accelerate the liquidation of these assets via sale and additional fair value data obtained in the marketing of the portfolio to prospective buyers. As of December 31, 2004, venture capital investments totaled $181.0 million. A 10% fluctuation in value of venture capital investments equates to $0.05 in diluted earnings per share.

      Charge-off of Finance Receivables -- Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after substantial collection efforts are conducted, considering such factors as the borrower's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Charge-offs for the year ended December 31, 2004 were $301.2 million.

      Impaired Loans -- Loan impairment is measured as any shortfall between the estimated value and the recorded investment for those loans defined as impaired loans in the application of SFAS 114. The estimated value is determined using the fair value of the collateral or other cash flows, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate. The determination of impairment involves management's judgment and the use of market and third party estimates regarding collateral values. Valuations in the level of impaired loans and corresponding impairment as defined under SFAS 114 affect the level of the reserve for credit losses. At December 31, 2004, the reserve for credit losses includes a $60.4 million impairment valuation component. A 10% fluctuation in this valuation equates to $0.02 in diluted earnings per share.

      Reserve for Credit Losses -- The reserve for credit losses is intended to provide for losses inherent in the portfolio, which requires the application of estimates and significant judgment as to the ultimate outcome of collection efforts and realization of collateral values, among other things. Therefore, changes in economic conditions or credit metrics, including past due and non-performing accounts, or other events affecting specific obligors or industries may necessitate additions or reductions to the reserve for credit losses.

      The reserve for credit losses is reviewed for adequacy based on portfolio collateral values and credit quality indicators, including charge-off experience, levels of past due loans and non-performing assets, evaluation of portfolio diversification/concentration and economic conditions. We review finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse from manufacturers. This information is reviewed formally on a quarterly basis with senior management, including the CEO, CFO, Chief Risk Officer and Controller, among others, in conjunction with setting the reserve for credit losses.

      The reserve for credit losses is determined based on three key components:
(1) specific reserves for collateral dependent loans which are impaired, based upon the value of underlying collateral or projected cash flows (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit trends and (3) reserves for economic environment and other factors. Historical loss rates are based on a three-year average, which is consistent with our portfolio life and provides what we believe to be appropriate weighting to current loss rates. The process involves the use of estimates and a high degree of management judgment. As of December 31, 2004, the reserve for credit losses was $617.2 million or 1.76% of finance receivables. A hypothetical 5%
change to the three-year historic loss rates utilized in our reserve determination at December 31, 2004 equates to the following variances: $22.7 million, or 6 basis points (0.06%) in the percentage of reserves to finance receivables; and $0.06 in diluted earnings per share.

      Retained Interests in Securitizations -- Significant financial assumptions, including loan pool credit losses, prepayment speeds and discount rates, are utilized to determine the fair values of retained interests, both at the date of the securitization and in the subsequent quarterly valuations of retained interests. These assumptions reflect both the historical experience and anticipated trends relative to the products securitized. Any resulting losses, representing the excess of carrying value over estimated fair value, are recorded against current earnings. However, unrealized gains are reflected in stockholders' equity as part of other comprehensive income. See Note 6 -- Retained Interests in Securitizations and Other Investments for additional information regarding securitization retained interests and related sensitivity analysis.

      Lease Residual Values -- Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We generally bear greater risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life than a finance lease. Management performs periodic reviews of the estimated residual values, with non-temporary impairment recognized in the current period as an increase to depreciation expense for operating lease residual impairment, or as an adjustment to yield for residual value adjustments on finance leases. Data regarding equipment values, including appraisals, and our historical residual realization experience are among the factors considered in evaluating estimated residual values. As of December 31, 2004, our direct financing lease residual balance was $2,389.7 million and our operating lease equipment balance was $8,290.9 million. A hypothetical 10 basis points (0.1%) fluctuation in the total of these amounts equates to $0.03 in diluted earnings per share.

      Goodwill and Intangible Assets -- CIT adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective October 1, 2001. The Company determined at October 1, 2001 that there was no impact of adopting this new standard under the transition provisions of SFAS No. 142. Since adoption, goodwill is no longer amortized, but instead is assessed for impairment at least annually. During this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, and market place data. See "Note 23 -- Goodwill and Intangible Assets" for a discussion of our impairment analysis.

      Intangible assets consist primarily of customer relationships acquired with 2004 and 2003 acquisitions, with amortization lives up to 20 years, and computer software and related transaction processes, which are being amortized over a 5-year life. An evaluation of the remaining useful lives and the amortization methodology of the intangible assets is performed periodically to determine if any change is warranted. Goodwill and Other Intangibles Assets was $596.5 million at December 31, 2004. A hypothetical 10% fluctuation in the value equates to $0.28 in diluted earnings per share.

      Income Tax Reserves and Deferred Income Taxes --We have open tax years in the U.S. and Canada and other jurisdictions that are currently under examination by the applicable taxing authorities, and certain later tax years that may in the future be subject to examination. We periodically evaluate the adequacy of our related tax reserves, taking into account our open tax return positions, tax assessments received, tax law changes and third party indemnifications. The process of evaluating tax reserves involves the use of estimates and a high degree of management judgment. The final determination of tax audits could affect our tax reserves.

      Deferred tax assets and liabilities are recognized for the future tax consequences of transactions that have been reflected in the Consolidated Financial Statements. Our ability to realize deferred tax assets is dependent on prospectively generating taxable income by corresponding tax jurisdiction, and in some cases on the timing and amount of specific types of future transactions. Management's judgment, regarding uncertainties and the use of estimates and projections, is required in assessing our ability to realize net operating loss ("NOL's") and other tax benefit carry-forwards, as these assets begin to expire at various dates beginning in 2005, and they may be subject to annual use limitations under the Internal Revenue Code and other limitations under certain state laws. Management utilizes historical and projected data, budgets and business plans in making these estimates and assessments. Deferred tax assets relating to NOL's were $852 million at December 31, 2004. A hypothetical 1% fluctuation in the value of deferred tax assets relating to NOL's equates to $0.04 in diluted earnings per share.

      See Item 9A. Controls and Procedures for discussion regarding internal controls related to income tax accounting and reporting. See Item 8. Financial Statements and Supplementary Data, Note 1 for a discussion on the impact of recent accounting pronouncements.

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

      Selected non-GAAP disclosures are presented and reconciled in the table below ($ in millions):

                                                     December 31,   December 31,   December 31,
                                                        2004           2003            2002
                                                     ------------   ------------   -----------
Managed assets(1)
Finance receivables ...............................   $35,048.2      $31,300.2      $27,621.3
Operating lease equipment, net ....................     8,290.9        7,615.5        6,704.6
Finance receivables held for sale .................     1,640.8          918.3        1,213.4
Equity and venture capital investments (included in
   other assets) ..................................       181.0          249.9          335.4
                                                      ---------      ---------      ---------
   Total financing and leasing portfolio assets ...    45,160.9       40,083.9       35,874.7
Securitized assets ................................     8,309.7        9,651.7       10,482.4
                                                      ---------      ---------      ---------
   Managed assets .................................   $53,470.6      $49,735.6      $46,357.1
                                                      =========      =========      =========
Earning assets(2)
Total financing and leasing portfolio assets ......   $45,160.9      $40,083.9      $35,874.7
Credit balances of factoring clients ..............    (3,847.3)      (3,894.6)      (2,270.0)
                                                      ---------      ---------      ---------
Earning assets ....................................   $41,313.6      $36,189.3      $33,604.7
                                                      =========      =========      =========
Tangible equity(3)
Total equity ......................................   $ 6,055.1      $ 5,394.2      $ 4,870.7
Other comprehensive loss relating to derivative
   financial instruments ..........................        27.1           41.3          118.3
Unrealized gain on securitization investments .....        (8.5)          (7.7)         (20.5)
Goodwill and intangible assets ....................      (596.5)        (487.7)        (400.9)
                                                      ---------      ---------      ---------
Tangible common equity ............................     5,477.2        4,940.1        4,567.6
Preferred capital securities ......................       253.8          255.5          257.2
                                                      ---------      ---------      ---------
   Tangible equity ................................   $ 5,731.0      $ 5,195.6      $ 4,824.8
                                                      =========      =========      =========
Debt, net of overnight deposits(4)
Total Debt ........................................   $37,724.8      $33,668.6      $31,681.3
Overnight deposits ................................    (1,507.3)      (1,529.4)      (1,578.7)
Preferred capital securities ......................      (253.8)        (255.5)            --
                                                      ---------      ---------      ---------
   Debt, net of overnight deposits ................   $35,963.7      $31,883.7      $30,102.6
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

(2) Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amount funded, is a basis for revenues earned, such as finance income and factoring commissions.

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

      o     our credit risk management,

      o     our asset/liability risk management,

      o     our funding, borrowing costs and net finance margin,

      o     our capital, leverage and credit ratings,

      o     our operational and legal risks,

      o our ability to remediate the material weakness in internal controls related to income taxes,

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

Item 8. Financial Statements and Supplementary Data.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CIT Group Inc.:

      We have completed an integrated audit of CIT Group Inc.'s December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its December 31, 2003, December 31, 2002 and September 30, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CIT Group Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, the three months ended December 31, 2002 and the fiscal year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

      Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that CIT Group Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the Company not maintaining effective controls over the reconciliations of the differences between the tax basis and book basis of each component of the Company's balance sheet with the deferred tax asset and liability accounts, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2004, the Company did not maintain effective controls over the reconciliations of the differences between the tax basis and book basis of each component of the Company's balance sheet with the deferred tax asset and liability accounts. The control deficiency did not result in any adjustments to the 2004 annual or interim consolidated financial statements. However, this control deficiency results in more than a remote likelihood that a material misstatement to the deferred tax asset and liability accounts and income tax provision will not be prevented or detected in the annual or interim financial statements. Accordingly, management has determined that this condition constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

      In our opinion, management's assessment that CIT Group Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CIT Group Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
New York, New York
March 4, 2005

                        CIT GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      ($ in millions -- except share data)
                                                                   December 31,  December 31,
                                                                      2004         2003
                                                                   ------------ -------------
                                     ASSETS
Financing and leasing assets:
  Finance receivables ...........................................   $35,048.2    $31,300.2
Reserve for credit losses .......................................      (617.2)      (643.7)
                                                                    ---------    ---------
   Net finance receivables ......................................    34,431.0     30,656.5
   Operating lease equipment, net ...............................     8,290.9      7,615.5
   Finance receivables held for sale ............................     1,640.8        918.3
Cash and cash equivalents .......................................     2,210.2      1,973.7
Retained interests in securitizations
  and other investments .........................................     1,228.2      1,380.8
Goodwill and intangible assets, net .............................       596.5        487.7
Other assets ....................................................     2,713.7      3,310.3
                                                                    ---------    ---------
Total Assets ....................................................   $51,111.3    $46,342.8
                                                                    =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
   Commercial paper .............................................   $ 4,210.9    $ 4,173.9
   Variable-rate senior notes ...................................    11,545.0      9,408.4
   Fixed-rate senior notes ......................................    21,715.1     19,830.8
   Preferred capital securities .................................       253.8        255.5
                                                                    ---------    ---------
Total debt ......................................................    37,724.8     33,668.6
Credit balances of factoring clients ............................     3,847.3      3,894.6
Accrued liabilities and payables ................................     3,443.7      3,346.4
                                                                    ---------    ---------
Total Liabilities ...............................................    45,015.8     40,909.6
                                                                    ---------    ---------
Commitments and Contingencies (Note 17)
Minority interest ...............................................        40.4         39.0
Stockholders' Equity:
   Preferred stock: $0.01 par value, 100,000,000
     authorized, none issued ....................................          --           --
   Common stock: $0.01 par value,
     600,000,000 authorized,
     Issued: 212,112,203 and 211,848,997 ........................         2.1          2.1
   Outstanding: 210,440,170 and 211,805,468
     Paid-in capital, net of deferred compensation
     of $39.3 and $30.6 .........................................    10,674.3     10,677.0
   Accumulated deficit ..........................................    (4,499.1)    (5,141.8)
   Accumulated other comprehensive loss .........................       (58.4)      (141.6)
Less: Treasury stock, 1,672,033 and 43,529 shares, at cost ......       (63.8)        (1.5)
                                                                    ---------    ---------
Total Stockholders' Equity ......................................     6,055.1      5,394.2
                                                                    ---------    ---------
Total Liabilities and Stockholders' Equity ......................   $51,111.3    $46,342.8
                                                                    =========    =========

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    ($ in millions -- except per share data)

                                                    Years Ended          Three Months
                                                    December 31,             Ended        Years Ended
                                             -------------------------    December 31,   September 30,
                                                2004           2003           2002           2002
                                             ----------     ----------     ----------     ----------
Finance income ...........................   $  3,785.7     $  3,729.5     $    971.7     $  4,342.8
Interest expense .........................      1,260.1        1,348.7          349.5        1,464.7
                                             ----------     ----------     ----------     ----------
Net finance income .......................      2,525.6        2,380.8          622.2        2,878.1
Depreciation on operating lease equipment         956.0        1,053.0          277.3        1,241.0
                                             ----------     ----------     ----------     ----------
Net finance margin .......................      1,569.6        1,327.8          344.9        1,637.1
Provision for credit losses ..............        214.2          387.3          133.4          788.3
                                             ----------     ----------     ----------     ----------
Net finance margin after provision
 for credit losses .......................      1,355.4          940.5          211.5          848.8
Other revenue ............................        890.6          947.6          263.5          972.6
Net loss on venture capital investments ..         (3.5)         (88.3)          (6.4)         (40.3)
                                             ----------     ----------     ----------     ----------
Operating margin .........................      2,242.5        1,799.8          468.6        1,781.1
                                             ----------     ----------     ----------     ----------
Salaries and general operating expenses ..      1,046.4          912.9          232.6          921.0
Goodwill impairment ......................           --             --             --        6,511.7
Interest expense -- TCH ..................           --             --             --          662.6
                                             ----------     ----------     ----------     ----------
Operating expenses .......................      1,046.4          912.9          232.6        8,095.3
                                             ----------     ----------     ----------     ----------
Gain on redemption of debt ...............         41.8           50.4             --             --
                                             ----------     ----------     ----------     ----------
Income (loss) before provision for
 income taxes ............................      1,237.9          937.3          236.0       (6,314.2)
Provision for income taxes ...............       (483.2)        (365.0)         (92.0)        (374.0)
Minority interest, after tax .............         (1.1)            --             --             --
Dividends on preferred capital securities,
after tax ................................           --           (5.4)          (2.7)         (10.5)
                                             ----------     ----------     ----------     ----------
Net income (loss) ........................   $    753.6     $    566.9     $    141.3     $ (6,698.7)
                                             ==========     ==========     ==========     ==========
Per share data
Basic earnings (loss) per share ..........   $     3.57     $     2.68     $     0.67     $   (31.66)
Diluted earnings (loss) per share ........   $     3.50     $     2.66     $     0.67     $   (31.66)
Number of shares -- basic (thousands) ....      211,017        211,681        211,573        211,573
Number of shares -- diluted (thousands) ..      215,054        213,143        211,826        211,695
Dividends per common share ...............   $     0.52     $     0.48     $     0.12     $       --

                See Notes to Consolidated Financial Statements.

                        CIT GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($ in millions)

                                                                                                        Accumulated
                                                                                         Accumulated       Other          Total
                                            Common    Paid-in    Contributed   Treasury   Earnings/    Comprehensive   Stockholders'
                                             Stock    Capital      Capital       Stock    (Deficit)    Income/(Loss)      Equity
                                            ------   ---------   -----------   --------  -----------   -------------   -------------
September 30, 2001 .......................   $ --    $      --   $  5,842.5    $    --    $   181.9       $ (76.8)       $ 5,947.6
Net loss .................................                                                 (6,698.7)                      (6,698.7)
Foreign currency translation adjustments .                                                                  (62.4)           (62.4)
Change in fair values of derivatives
  qualifying as cash flow hedges .........                                                                  (57.1)           (57.1)
Unrealized gain on equity and
  securitization investments, net ........                                                                   21.0             21.0
Minimum pension liability adjustment .....                                                                  (21.0)           (21.0)
                                                                                                                         ---------
Total comprehensive loss .................                                                                                (6,818.2)
                                                                                                                         ---------
Issuance of common stock in connection
  with the initial public offering .......    2.0     10,420.4    (10,422.4)                                                    --
Common stock issued -- overallotment .....    0.1        249.2                                                               249.3
Capital contribution from Tyco for TCH ...                          4,579.9                   794.0                        5,373.9
Restricted common stock grants ...........                 5.2                                                                 5.2
                                             ----    ---------   ----------    -------    ---------       -------        ---------
September 30, 2002 .......................    2.1     10,674.8           --         --     (5,722.8)       (196.3)         4,757.8
Net income ...............................                                                    141.3                          141.3
Foreign currency translation adjustments .                                                                    0.2              0.2
Change in fair values of derivatives
  qualifying as cash flow hedges .........                                                                    2.2              2.2
Unrealized gain on equity and
  securitization investments, net ........                                                                   (6.8)            (6.8)
                                                                                                                         ---------
Total comprehensive income ...............                                                                                   136.9
                                                                                                                         ---------
Cash dividends ...........................                                                    (25.4)                         (25.4)
Restricted common stock grants ...........                 1.4                                                                 1.4
                                             ----    ---------   ----------    -------    ---------       -------        ---------
December 31, 2002 ........................    2.1     10,676.2           --         --     (5,606.9)       (200.7)         4,870.7
Net income ...............................                                                    566.9                          566.9
Foreign currency translation adjustments .                                                                  (30.2)           (30.2)
Change in fair values of derivatives
  qualifying as cash flow hedges .........                                                                   77.0             77.0
Unrealized gain on equity and
  securitization investments, net ........                                                                   (7.4)            (7.4)
Minimum pension liability adjustment .....                                                                   19.7             19.7
                                                                                                                         ---------
Total comprehensive income ...............                                                                                   626.0
                                                                                                                         ---------
Cash dividends ...........................                                                   (101.8)                        (101.8)
Restricted common stock grants ...........                 8.8                                                                8.8
Treasury stock purchased, at cost ........                                       (28.9)                                      (28.9)
Exercise of stock option awards ..........                (7.3)                   27.4                                        20.1
Employee stock purchase plan
  participation ..........................                (0.7)                                                               (0.7)
                                             ----    ---------   ----------    -------    ---------       -------        ---------
December 31, 2003 ........................    2.1     10,677.0           --       (1.5)    (5,141.8)       (141.6)         5,394.2
Net income ...............................                                                    753.6                          753.6
Foreign currency translation adjustments .                                                                   68.6             68.6
Change in fair values of derivatives
  qualifying as cash flow hedges .........                                                                   14.2             14.2
Unrealized gain on equity and
  securitization investments, net ........                                                                    2.3              2.3
Minimum pension liability adjustment .....                                                                   (1.9)            (1.9)
                                                                                                                         ---------
Total comprehensive income ...............                                                                                   836.8
                                                                                                                         ---------
Cash dividends ...........................                                                   (110.9)                        (110.9)
Restricted common stock grants ...........                23.5                                                                23.5
Treasury stock purchased, at cost ........                                      (174.8)                                     (174.8)
Exercise of stock option awards ..........               (25.6)                  111.6                                        86.0
Employee stock purchase plan
  participation ..........................                (0.6)                    0.9                                         0.3
                                             ----    ---------   ----------    -------    ---------       -------        ---------
December 31, 2004 ........................   $2.1    $10,674.3   $       --    $ (63.8)   $(4,499.1)      $ (58.4)       $ 6,055.1
                                             ====    =========   ==========    =======    =========       =======        =========

                See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in millions)

                                                                  Years Ended           Three Months
                                                                  December 31,             Ended         Year Ended
                                                           ------------------------     December 31,    September 30,
                                                              2004          2003            2002            2002
                                                           ----------    ----------     ------------    -------------
Cash Flows From Operations
Net income (loss) ......................................   $    753.6    $    566.9      $    141.3      $ (6,698.7)
Adjustments to reconcile net income (loss)
   to net cash flows from operations:
Depreciation and amortization ..........................        998.8       1,086.6           287.5         1,286.5
Provision for deferred federal income taxes ............        321.0         265.1            71.9           276.9
Provision for credit losses ............................        214.2         387.3           133.4           788.3
Gains on equipment, receivable and investment sales, net       (208.8)       (164.7)          (51.8)         (203.1)
Gain on debt redemption ................................        (41.8)        (50.4)           --              --
(Increase) decrease in finance receivables
   held for sale .......................................       (394.5)        295.1          (193.9)         (261.6)
(Increase) decrease in other assets ....................       (282.2)       (174.2)           26.7          (626.7)
Increase in accrued liabilities and payables ...........        328.9         279.2            55.4            57.0
Goodwill impairment ....................................         --            --              --           6,511.7
Other ..................................................        (71.5)         (8.7)          (52.0)            4.0
                                                           ----------    ----------      ----------      ----------
Net cash flows provided by operations ..................      1,617.7       2,482.2           418.5         1,134.3
                                                           ----------    ----------      ----------      ----------
Cash Flows From Investing Activities
Loans extended .........................................    (57,062.0)    (53,157.8)      (12,873.8)      (48,300.6)
Collections on loans ...................................     48,944.1      45,123.9        12,089.7        42,584.2
Proceeds from asset and receivable sales ...............      8,491.4       7,419.0         1,279.3        11,254.0
Purchase of finance receivable portfolios ..............     (3,180.0)     (1,097.5)         (254.7)         (372.7)
Purchases of assets to be leased .......................     (1,489.2)     (2,096.3)         (449.1)       (1,877.2)
Acquisitions, net of cash acquired .....................       (726.8)         --              --              --
Goodwill and intangibles assets acquired ...............       (122.1)        (92.6)           --              --
Net decrease (increase) in short-term
   factoring receivables ...............................         48.3        (396.1)          391.7          (651.9)
Other ..................................................         41.6          14.8            (4.3)          (52.5)
                                                           ----------    ----------      ----------      ----------
Net cash flows (used for) provided by
  investing activities .................................     (5,054.7)     (4,282.6)          178.8         2,583.3
                                                           ----------    ----------      ----------      ----------
Cash Flows From Financing Activities
Proceeds from the issuance of variable and
   fixed-rate notes ....................................     13,005.6      13,034.6         2,463.2        13,093.4
Repayments of variable and fixed-rate notes ............     (8,824.1)    (10,265.6)       (3,558.3)      (12,148.8)
Cash dividends paid ....................................       (110.9)       (101.8)          (25.4)           --
Net repayments of non-recourse leveraged
   lease debt ..........................................       (367.2)       (125.4)          (35.0)         (187.7)
Net increase (decrease) in commercial paper ............         37.0        (800.7)          320.4        (4,186.2)
Capital contribution from former parent ................         --            --              --             923.5
Proceeds from issuance of common stock .................         --            --              --             254.6
Other ..................................................        (66.9)         (3.6)           --              --
                                                           ----------    ----------      ----------      ----------
Net cash flows provided by (used for)
financing activities ...................................      3,673.5       1,737.5          (835.1)       (2,251.2)
                                                           ----------    ----------      ----------      ----------
Net increase (decrease) in cash and cash equivalents ...        236.5         (62.9)         (237.8)        1,466.4
Cash and cash equivalents, beginning of period .........      1,973.7       2,036.6         2,274.4           808.0
                                                           ----------    ----------      ----------      ----------
Cash and cash equivalents, end of period ...............   $  2,210.2    $  1,973.7      $  2,036.6      $  2,274.4
                                                           ==========    ==========      ==========      ==========

Supplementary Cash Flow Disclosure
Interest paid ..........................................   $  1,241.5    $  1,517.6      $    418.5      $  1,713.9
Federal, foreign, state and local income taxes paid,
   (received) net ......................................   $    115.0    $     80.6      $     44.2      $    (43.9)

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Business and Summary of Significant Accounting Policies

      CIT Group Inc., a Delaware corporation ("we," "CIT" or the "Company"), is a leading global source of financing and leasing capital for companies in a wide variety of industries, including many of today's leading industries and growing economic sectors, offering vendor, equipment, commercial, factoring, home mortgage, small business, educational lending and structured financing products. CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region.

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

      Following the acquisition by Tyco, our fiscal year end was changed from December 31 to September 30, to conform to Tyco's fiscal year end. On November 5, 2002, the CIT Board of Directors approved the return to a calendar year end effective December 31, 2002. Accordingly, the three months ended December 31, 2002 constitutes a transitional fiscal period.

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

Income Recognition

      Finance income includes interest on loans, the accretion of income on direct financing leases, and rents on operating leases. Related origination and other nonrefundable fees and direct origination costs are deferred and amortized as an adjustment of finance income over the contractual life of the transactions. Income on finance

                         CIT GROUP INC. AND SUBSIDIARIES
receivables other than leveraged leases is recognized on an accrual basis commencing in the month of origination. Leveraged lease income is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which CIT has a positive investment in the transaction, net of related deferred tax liabilities. Rental income on operating leases is recognized on an accrual basis.

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

      Other revenue includes the following: (1) factoring commissions, (2) commitment, facility, letters of credit and syndication fees, (3) servicing fees, (4) gains and losses from sales of leasing equipment and sales of finance receivables, (5) gains from and fees related to securitizations including accretion related to retained interests (net of impairment) and (6) equity in earnings of joint ventures and unconsolidated subsidiaries.

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

Reserve for Credit Losses on Finance Receivables

      The reserve for credit losses is intended to provide for losses inherent in the portfolio and is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including historical and expected charge-off experience and levels of and trends in past due loans, non-performing assets and impaired loans. Changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the reserve for credit losses.

      The reserve for credit losses is determined based on three key components:
(1) specific reserves for collateral dependent loans that are impaired, based upon the value of underlying collateral or projected cash flows, (2) reserves for estimated losses inherent in the portfolio based upon the value of underlying collateral or projected cash flows and (3) reserves for economic environment and other factors. In management's judgment, the reserve for credit losses is adequate to provide for credit losses inherent in the portfolio.

Charge-off of Finance Receivables

      Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the borrower's financial condition and the value of underlying collateral and

                         CIT GROUP INC. AND SUBSIDIARIES
guarantees (including recourse to dealers and manufacturers). Such charge-offs are deducted from the carrying value of the related finance receivables. To the extent that an unrecovered balance remains due, a final charge-off is taken at the time collection efforts are deemed no longer useful. Charge-offs are recorded on consumer and certain small ticket commercial finance receivables beginning at 180 days of contractual delinquency based upon historical loss severity. Collections on accounts previously charged off are recorded as recoveries.

Impaired Loans

      Impaired loans include any loans for $500 thousand or greater, other than homogeneous pools of loans, that are placed on non-accrual status and are subject to periodic individual review by CIT's Asset Quality Review Committee ("AQR"). The AQR, which is comprised of members of senior management, reviews overall portfolio performance, as well as individual accounts meeting certain credit risk grading parameters. Excluded from impaired loans are: 1) certain individual commercial non-accrual loans for which the collateral value supports the outstanding balance and the continuation of earning status, 2) home lending and other homogeneous pools of loans, which are subject to automatic charge-off procedures, and 3) short-term factoring customer receivables, generally having terms of no more than 30 days. Loan impairment occurs when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured as any shortfall between the estimated value and the recorded investment in the loan, with the estimated value determined using the fair value of the collateral and other cash flows if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate.

Long-Lived Assets

      A review for impairment of long-lived assets, such as certain operating lease equipment, is performed at least annually and whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of assets is determined by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is based upon discounted cash flow analysis and available market data. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Other Identified Intangibles

      SFAS No. 141 "Business Combinations" requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The purchase method of accounting requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The difference between the fair values and the purchase price is recorded to goodwill. Also under SFAS 141, identified intangible assets acquired in a business combination must be separately valued and recognized on the balance sheet if they meet certain requirements.

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

      Intangible assets consist primarily of customer relationships acquired in 2004 and 2003 acquisitions, which have amortizable lives up to 20 years, and computer software and related transaction processes, which are being amortized over a 5-year life. An evaluation of the remaining useful lives and the amortization methodology of the intangible assets is performed periodically to determine if any change is warranted.

                         CIT GROUP INC. AND SUBSIDIARIES

Other Assets

      Assets received in satisfaction of loans are carried at the lower of carrying value or estimated fair value less selling costs, with write-downs at the time of receipt recognized by recording a charge-off. Subsequent write-downs of such assets, which may be required due to a decline in estimated fair market value after receipt, are reflected in general operating expenses.

      Realized and unrealized gains (losses) on marketable equity securities included in CIT's venture capital portfolios are recognized currently in operations. Unrealized gains and losses, representing the difference between carrying value and estimated current fair market value, for all other debt and equity securities are recorded in other accumulated comprehensive income, a separate component of equity.

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

Securitization Sales

      Pools of assets are originated and sold to special purpose entities which, in turn, issue debt securities backed by the asset pools or sell individual interests in the assets to investors. CIT retains the servicing rights and participates in certain cash flows from the pools. The present value of expected net cash flows (after payment of principal and interest to certificate and/or note holders and credit-related disbursements) that exceeds the estimated cost of servicing is recorded at the time of sale as a "retained interest." Retained interests in securitized assets are classified as available-for-sale securities under SFAS No. 115. CIT, in its estimation of those net cash flows and retained interests, employs a variety of financial assumptions, including loan pool credit losses, prepayment speeds and discount rates. These assumptions are supported by both CIT's historical experience, market trends and anticipated performance relative to the particular assets securitized. Subsequent to the recording of retained interests, estimated cash flows underlying retained interests are periodically updated based upon current information and events that management believes a market participant would use in determining the current fair value of the retained interest. An 'other-than temporary' impairment is recorded and included in net income to write down the retained interest to estimated fair value if the analysis indicates that an adverse change in estimated cash flows has occurred. Unrealized gains are not credited to current earnings, but are reflected in stockholders' equity as part of other comprehensive income.

      Servicing assets or liabilities are established when the fees for servicing securitized assets are more or less than adequate compensation to CIT for servicing the assets. Servicing assets or liabilities are recognized over the servicing period and are periodically evaluated for impairment. CIT securitization transactions generally do not result in servicing assets or liabilities, as typically the contractual fees are adequate compensation in relation to the associated servicing costs.

Derivative Financial Instruments

      CIT uses interest rate swaps, bond forwards, currency swaps and foreign exchange forward contracts as part of a worldwide market risk management program to hedge against the effects of future interest rate and currency fluctuations. CIT does not enter into derivative financial instruments for trading or speculative purposes.

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

                         CIT GROUP INC. AND SUBSIDIARIES

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

      CIT is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative instrument. This risk is measured as the market value of derivative transactions with a positive fair value, reduced by the effects of master netting agreements. We manage this credit risk by requiring that all derivative transactions be conducted with counterparties rated investment grade by nationally recognized rating agencies, with the majority of the counterparties rated "AA" or higher, and by setting limits on the exposure with any individual counterparty. Accordingly, counterparty credit risk is not considered significant.

Foreign Currency Translation

      CIT has operations in Canada, Europe and other countries outside the United States. The functional currency for these foreign operations is generally the local currency. The value of the assets and liabilities of these operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates effective during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in accumulated other comprehensive loss.

      Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in net income.

Income Taxes

      Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. income taxes are generally not provided on undistributed earnings of foreign operations as such earnings are permanently invested. The determination of the tax effect of such unremitted earnings is not practicable. Income tax reserves reflect open tax return positions, tax assessments received, tax law changes and third party indemnifications, and are included in current taxes payable, which is reflected in accrued liabilities and payables.

Accounting for Costs Associated with Exit or Disposal Activities

      On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. This statement did not have a material impact on the Company's consolidated financial statements.

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


                                                            Years Ended          Three Months
                                                           December 31,              Ended       Year Ended
                                                       ---------------------     December 31,   September 30,
                                                        2004           2003          2002           2002
                                                        ----           ----      -------------  -------------
Net income (loss) as reported.......................   $753.6         $566.9        $141.3       $(6,698.7)
Stock-based compensation expense -- fair value
   method, after tax................................    (20.6)         (23.0)         (5.7)           (5.7)
                                                       ------         ------        ------       ---------
Pro forma net income (loss).........................   $733.0         $543.9        $135.6       $(6,704.4)
                                                       ======         ======        ======       =========
Basic earnings (loss) per share as reported.........   $ 3.57         $ 2.68        $ 0.67       $  (31.66)
Basic earnings (loss) per share pro forma...........   $ 3.47         $ 2.57        $ 0.64       $  (31.69)
Diluted earnings (loss) per share as reported.......   $ 3.50         $ 2.66        $ 0.67       $  (31.66)
Diluted earnings (loss) per share pro forma.........   $ 3.41         $ 2.55        $ 0.64       $  (31.69)

      Compensation expense related to restricted stock awards is recognized over the respective vesting periods and totalled (net of tax) $14.3 million, $5.5 million, $0.6 million and $3.2 million for the years ended December 31, 2004 and 2003, the three months ended December 31, 2002 and the year ended September 30, 2002, respectively.

Accounting Pronouncements

      In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" ("FAS 123R"). FAS 123R requires the recognition of compensation expense for all stock-based compensation plans as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The current accounting for employee stock options is most impacted by this new standard, as costs associated with restricted stock awards are already recognized in net income and amounts associated with employee stock purchase plans are not significant. Similar to the proforma amounts disclosed historically, the compensation cost relating to options will be based upon the grant-date fair value of the award and will be recognized over the vesting period. FAS 123R allows for both prospective and retrospective adoption. The financial statement impact of adopting FAS 123R is not expected to differ materially from historical proforma disclosures. Management is evaluating the transition alternatives, all of which require compensation expense to be included in net income in 2005, and valuation methodologies allowed under the new standard.

                         CIT GROUP INC. AND SUBSIDIARIES

      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). Given the lack of clarification of certain provisions and the timing of the Act, FSP 109-2 allows for time beyond the year ended December 31, 2004 (the period of enactment) to evaluate the effect of the Act on plans for reinvestment or repatriation of foreign earnings for purposes of applying income tax accounting under SFAS No. 109.

      In March 2004, the SEC issued Staff Accounting Bulletin 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 requires that certain mortgage loan commitments issued after March 31, 2004 are accounted for as derivatives until the loan is made or they expire unexercised. The adoption of SAB 105 did not have a material financial statement impact.

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

      In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3, which is effective for fiscal years beginning after December 15, 2004, requires acquired loans to be carried at fair value and prohibits the establishment of acquisition credit loss reserves related to business combinations or portfolio acquisitions that have evidence of credit deterioration since origination. At our recent level and type of acquisitions, the adoption of SOP 03-3 is not expected to have a material financial statement impact.

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


Note 2 -- Finance Receivables

      The following table presents the breakdown of finance receivables by loans and lease receivables, as well as finance receivables previously securitized and still managed by CIT ($ in millions).

                                                  December 31,      December 31,
                                                      2004             2003
                                                  ------------      ------------
Loans..........................................     $27,566.2        $25,137.1
Leases.........................................       7,482.0          6,163.1
                                                    ---------        ---------
   Finance receivables.........................     $35,048.2        $31,300.2
                                                    =========        =========
Finance receivables securitized and
   managed by CIT..............................     $ 8,309.7        $ 9,651.7
                                                    =========        =========

                         CIT GROUP INC. AND SUBSIDIARIES

      Finance receivables include the following ($ in billions)

                                                 December 31,     December 31,
                                                     2004             2003
                                                 ------------     ------------
Unearned income...............................     $ (3.2)          $ (3.3)
Equipment residual values.....................     $  2.4           $  2.4
Leveraged leases..............................     $  1.2           $  1.1

      Leveraged leases exclude the portion funded by third party non-recourse debt payable of $2.9 billion at December 31, 2004, and $3.3 billion at December 31, 2003.

      The following table sets forth the contractual maturities of finance receivables due in the respective fiscal period. ($ in millions).

                                      December 31, 2004      December 31, 2003
                                      -----------------      -----------------
Due Within Year:
   1..............................   $11,799.5     33.7%     $11,698.9    37.4%
   2..............................     4,827.0     13.8%       4,503.7    14.4%
   3..............................     3,720.8     10.6%       3,441.2    11.0%
   4..............................     2,465.3      7.0%       2,197.9     7.0%
   5..............................     2,066.8      5.9%       2,095.9     6.7%
Thereafter........................    10,168.8     29.0%       7,362.6    23.5%
                                     ---------               ---------
Total.............................   $35,048.2    100.0%     $31,300.2   100.0%
                                     =========               =========

      Non-performing assets reflect both finance receivables on non-accrual status (primarily loans that are ninety days or more delinquent) and assets received in satisfaction of loans (repossessed assets). The following table sets forth certain information regarding total non-performing assets ($ in millions).

                                                   December 31,     December 31,
                                                       2004             2003
                                                   ------------     ------------
Non-accrual finance receivables..................    $ 458.4          $ 566.5
Assets received in satisfaction of loans.........       81.2            110.0
                                                     -------          -------
Total non-performing assets......................    $ 539.6          $ 676.5
                                                     -------          -------
Percentage of finance receivables................       1.54%            2.16%
                                                     =======          =======

      The following table contains information on loans evaluated for impairment and the reserve for credit losses associated with loans considered impaired. After being classified as impaired, there is no finance income recognized on these loans because the definition of an impaired loan is based upon non-accrual status ($ in millions).


                                                           At or for the         At or for the
                                                            Years Ended          Three Months   At or for the
                                                           December 31,              Ended       Year Ended
                                                       ---------------------      December 31,   September 30,
                                                        2004           2003          2002           2002
                                                        ----           ----      -------------- --------------
Finance receivables evaluated for impairment........   $400.9         $516.5        $959.9        $1,001.2
Finance receivables considered impaired.............   $235.4         $279.8        $522.3         $ 449.8
Associated reserve for credit losses(1).............   $ 60.4         $120.7        $156.9         $ 197.4
Finance receivables evaluated for impairment
   with no reserve for credit losses required.......   $165.5         $236.7        $437.6         $ 551.4
Average monthly investment in finance
   receivables considered for impairment(2).........   $445.4         $690.5        $980.6         $ 818.9

--------------------------------------------------------------------------------
(1) Impaired finance receivables are those loans whose estimated fair value, based upon underlying collateral or estimated cash flows, is less than the current recorded value. The allowance is the difference between these two amounts and is included in the reserve for credit losses.

(2) Includes telecommunications related accounts totaling $224.3 million, $316.0 million, $327.3 million and $185.5 million at December 31, 2004 and 2003, December 31, 2002 and September 30, 2002, respectively.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 3 -- Reserve for Credit Losses

      The following table presents changes in the reserve for credit losses ($ in millions).


                                                           At or for the        At or for the
                                                            Years Ended          Three Months   At or for the
                                                           December 31,              Ended       Year Ended
                                                      ----------------------     December 31,   September 30,
                                                        2004           2003          2002           2002
                                                        ----           ----     --------------  -------------
Balance, beginning of period........................  $ 643.7        $ 760.8       $ 777.8         $ 492.9
                                                      -------        -------       -------         -------
Provision for credit losses.........................    270.0          408.8         133.4           453.3
Provision for credit losses -- specific
   reserving actions(1).............................    (55.8)         (21.5)            --          335.0
Reserves relating to acquisitions,
   dispositions and other(2)........................     60.5           17.5           4.1           (11.1)
                                                      -------        -------       -------         -------
   Additions to the reserve for credit losses.......    274.7          404.8         137.5           777.2
                                                      -------        -------       -------         -------
Charged-off -- finance receivables...................  (340.3)        (424.9)       (157.7)         (508.2)
Charged-off -- telecommunications....................   (40.1)         (47.0)        (15.5)          (30.9)
Charged-off -- Argentine.............................      --         (101.0)           --             --
Recoveries on finance receivables
   previously charged-off...........................     79.2           51.0          18.7            46.8
                                                      -------        -------       -------         -------
   Net credit losses................................   (301.2)        (521.9)       (154.5)         (492.3)
                                                      -------        -------       -------         -------
Balance, end of period..............................  $ 617.2        $ 643.7       $ 760.8         $ 777.8
                                                      =======        =======       =======         =======

Reserve for credit losses as a percentage
   of finance receivables...........................     1.76%          2.06%         2.75%           2.73%

--------------------------------------------------------------------------------
(1) The 2002 amount consists of reserving actions relating to telecommunications ($200.0 million) and Argentine exposures ($135.0 million). The 2003 amount reflects a reduction of the Argentine reserve after substantial work-out efforts were completed. This amount was offset by an increase to the provision for credit losses -- finance receivables. The 2004 amount includes a $43.3 million reduction to the telecommunications specific reserve and a $12.5 million reduction of the Argentine reserve following the sale of the remaining assets in this portfolio. The Argentine reduction was offset by an increase to the provision for credit losses -- finance receivables.

(2) The higher 2004 balance reflects increased portfolio purchase and business acquisition activity.

Note 4 -- Operating Lease Equipment

      The following table provides an analysis of the net book value (net of accumulated depreciation of $1.9 billion and $1.5 billion) of operating lease assets, by equipment type, at December 31, 2004 and 2003 ($ in millions).

                                                   December 31,     December 31,
                                                       2004             2003
                                                   ------------     ------------
Commercial aircraft (including regional
  aircraft)......................................     $4,461.0         $4,141.1
Railcars and locomotives.........................      2,212.8          1,987.3
Information technology...........................        430.4            229.3
Office equipment.................................        274.2            235.0
Communications...................................        237.8            320.6
Business aircraft................................        189.1            242.5
Other............................................        485.6            459.7
                                                      --------         --------
   Total.........................................     $8,290.9         $7,615.5
                                                      ========         ========
Off-lease equipment..............................     $  118.3         $  265.9
                                                      ========         ========

                         CIT GROUP INC. AND SUBSIDIARIES

      Rental income on operating leases, which is included in finance income, totaled $1.4 billion for the year ended December 31, 2004, $1.5 billion for the year ended December 31, 2003, $0.4 billion for the three months ended December 31, 2002, and $1.7 billion for the year ended September 30, 2002. The following table presents future minimum lease rentals on non-cancelable operating leases at December 31, 2004. Excluded from this table are variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing operating lease equipment at lease expiration, all of which are components of operating lease profitability ($ in millions).

Years Ended December 31,                                                Amount
------------------------                                                ------
2005 ..............................................................    $1,099.9
2006 ..............................................................       742.7
2007 ..............................................................       445.3
2008 ..............................................................       301.9
2009 ..............................................................       205.2
Thereafter                                                                273.2
                                                                       --------
   Total ..........................................................    $3,068.2
                                                                       ========

Note 5 -- Concentrations

      The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets ($ in millions):


                                                                    December 31, 2004       December 31, 2003
                                                                   -------------------     ------------------
Geographic                                                         Amount      Percent     Amount     Percent
                                                                   ------      -------     ------     -------
North America:
West...........................................................   $ 8,595.3     19.0%     $ 7,485.5    18.7%
Northeast......................................................     8,463.4     18.7%       8,319.8    20.8%
Midwest........................................................     6,907.0     15.3%       5,996.2    14.9%
Southeast......................................................     6,283.3     14.0%       5,558.6    13.9%
Southwest......................................................     4,848.3     10.7%       4,423.1    11.0%
Canada.........................................................     2,483.4      5.5%       2,055.5     5.1%
                                                                  ---------    -----      ---------   -----
Total North America............................................    37,580.7     83.2%      33,838.7    84.4%
Other foreign..................................................     7,580.2     16.8%       6,245.2    15.6%
                                                                  ---------    -----      ---------   -----
   Total.......................................................   $45,160.9    100.0%     $40,083.9   100.0%
                                                                  =========    =====      =========   =====

Industry
Manufacturing(1)...............................................   $ 6,932.0     15.4%     $ 7,340.6    18.3%
Retail(2)......................................................     5,859.4     13.0%       5,630.9    14.0%
Commercial airlines (including regional airlines)..............     5,512.4     12.2%       5,039.3    12.6%
Consumer based lending -- home lending..........................    5,069.8     11.2%       2,663.1     6.6%
Transportation(3)..............................................     2,969.6      6.6%       2,934.9     7.3%
Service industries.............................................     2,854.5      6.3%       2,608.3     6.5%
Consumer based lending -- non-real estate(4)....................    2,480.1      5.5%       1,862.1     4.7%
Wholesaling....................................................     1,727.5      3.8%       1,374.7     3.4%
Construction equipment.........................................     1,603.1      3.5%       1,571.2     3.9%
Communications(5)..............................................     1,292.1      2.9%       1,386.5     3.5%
Automotive Services............................................     1,196.3      2.6%       1,152.3     2.9%
Other (no industry greater than 3.0%)(6).......................     7,664.1     17.0%       6,520.0    16.3%
                                                                  ---------    -----      ---------   -----
   Total.......................................................   $45,160.9    100.0%     $40,083.9   100.0%
                                                                  =========    =====      =========   =====

--------------------------------------------------------------------------------
(1) Includes manufacturers of apparel (2.7%), followed by food and kindred products, textiles, transportation equipment, chemical and allied products, rubber and plastics, industrial machinery and equipment, and other industries.

(2)   Includes retailers of apparel (5.6%) and general merchandise (4.0%).

(3)   Includes  rail,  bus,   over-the-road  trucking  industries  and  business
      aircraft.

(4) Includes receivables from consumers for products in various industries such as manufactured housing, recreational vehicles, marine and computers and related equipment.

(5) Includes $335.2 million and $556.3 million of equipment financed for the telecommunications industry at December 31, 2004 and 2003, respectively, but excludes telecommunications equipment financed for other industries.

(6) Included in "Other" above are financing and leasing assets in the energy, power and utilities sectors, which totaled $1.1 billion, or 2.5% of total financing and leasing assets at December 31, 2004. This amount includes approximately $805.1 million in project financing and $259.9 million in rail cars on lease.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 6 -- Retained Interests in Securitizations and Other Investments

      Retained interests in securitizations and other investments designated as available for sale are shown in the following table ($ in millions).


                                                                             December 31,     December 31,
                                                                                 2004             2003
                                                                             ------------     ------------
Retained interests in commercial loans:
   Retained subordinated securities.......................................     $ 446.2          $ 558.8
   Interest-only strips...................................................       292.4            367.1
   Cash reserve accounts..................................................       323.4            260.3
                                                                              --------         --------
   Total retained interests in commercial loans...........................     1,062.0          1,186.2
                                                                              --------         --------
Retained interests in consumer loans:
   Retained subordinated securities.......................................        76.6             64.5
   Interest-only strips...................................................        17.0             58.6
   Cash reserve accounts..................................................          --               --
                                                                              --------         --------
   Total retained interests in consumer loans.............................        93.6            123.1
                                                                              --------         --------
Total retained interests in securitizations...............................     1,155.6          1,309.3
Aerospace equipment trust certificates and other(2).......................        72.6             71.5
                                                                              --------         --------
   Total..................................................................    $1,228.2         $1,380.8
                                                                              ========         ========

--------------------------------------------------------------------------------
(1)   Comprised of amounts related to home lending receivables securitized.

(2) At December 31, 2004 other includes a $4.7 million investment in common stock received as part of a loan work-out of an aerospace account.

      The carrying value of the retained interests in securitized assets is reviewed quarterly for valuation impairment. The following table summarizes the net accretion recognized in pretax earnings, including the stated impairment charges, and unrealized after-tax gains, reflected as a part of accumulated other comprehensive loss ($ in millions):


                                                            Years Ended          Three Months
                                                           December 31,              Ended       Year Ended
                                                       ---------------------     December 31,   September 30,
                                                        2004           2003          2002           2002
                                                       ------         ------     -------------  -------------
Net accretion in pre-tax earnings...................   $ 44.2         $ 81.5        $ 33.2          $ 97.1
Impairment charges, included in net accretion.......   $ 62.4         $ 66.6        $ 10.6          $ 49.9
Unrealized after tax gains..........................   $  8.4         $  7.7        $ 20.5          $ 25.8

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

      The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2004 (there were no consumer transactions during 2004) were as follows:

                                                         Commercial Equipment
                                                      --------------------------
                                                      Specialty        Equipment
                                                       Finance          Finance
                                                      ---------        ---------
Weighted average prepayment speed...................   38.58%           12.04%
Weighted average expected credit losses.............    0.41%            0.78%
Weighted average discount rate......................    7.18%            9.00%
Weighted average life (in years)....................    1.22             1.94

                         CIT GROUP INC. AND SUBSIDIARIES

      Key assumptions used in calculating the fair value of the retained interests in securitized assets by product type at December 31, 2004 were as follows:

                                                          Commercial Equipment
                                                          ---------------------      Manufactured   Recreational
                                                          Specialty   Equipment       Housing and    Vehicle and
                                                           Finance     Finance       Home Lending       Boat
                                                           -------     -------       ------------   ------------
Weighted average prepayment speed....................     27.27%        11.82%          26.55%        20.25%
Weighted average expected credit losses..............      1.19%         1.28%           1.55%         1.69%
Weighted average discount rate.......................      7.85%         9.49%          13.08%        14.48%
Weighted average life (in years).....................      0.98          1.38            3.07          2.68

      The impact of adverse changes to the key assumptions on the fair value of retained interests as of December 31, 2004 is shown in the following tables ($ in millions).

                                                     Manufactured   Recreational
                                        Commercial    Housing and    Vehicle and
                                         Equipment   Home Lending       Boat
                                        ----------    -----------    -----------
Prepayment speed:
  10 percent adverse change ..........   $ (10.6)       $ (4.3)         $ 0.1
  20 percent adverse change ..........     (20.2)         (8.0)           0.2
Expected credit losses:
  10 percent adverse change ..........      (8.3)         (5.4)          (0.9)
  20 percent adverse change ..........     (16.4)         (9.9)          (1.7)
Weighted average discount rate:
  10 percent adverse change ..........      (8.1)         (2.1)          (0.3)
  20 percent adverse change ..........     (15.9)         (4.1)          (0.7)

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


                                                     Commercial Equipment                 Home Equity
                                                    Securitizations During:          Securitizations During:
                                                    -----------------------          -----------------------
                                                    2004      2003      2002      2004    2003      2002
                                                    ----      ----      ----      ----    ----      ----
Actual and projected losses at:
  December 31, 2004 ............................    1.25%     1.52%     1.77%             2.78%     3.24%
  December 31, 2003 ............................              1.74%     2.04%             3.07%     2.72%
  December 31, 2002 ............................                        1.96%                       2.65%
  September 30, 2002 ...........................                        1.92%                       2.68%

                         CIT GROUP INC. AND SUBSIDIARIES

      The tables that follow summarize the roll-forward of retained interest balances and certain cash flows received from and paid to securitization trusts ($ in millions).

                                                    Year Ended       Year Ended
                                                   December 31,     December 31,
                                                       2004             2003
                                                   ------------     ------------
Retained Interests
------------------
Retained interest at beginning of period...........   $1,309.3         $1,355.9
New sales..........................................      499.5            640.9
Distributions from trusts..........................     (682.5)          (728.6)
Change in fair value...............................        1.2            (21.1)
Other, including net accretion, and
  clean-up calls...................................       28.1             62.2
                                                      --------         --------
Retained interest at end of period.................   $1,155.6         $1,309.3
                                                      ========         ========
Cash Flows During the Periods
-----------------------------
Proceeds from new securitizations..................   $3,870.4         $4,589.5
Other cash flows received on retained interests....      719.0            688.2
Servicing fees received............................       80.3             80.2
Reimbursable servicing advances, net...............      (6.0)              7.3
Repurchases of delinquent or foreclosed assets
   and ineligible contracts........................      (16.1)           (63.0)
Purchases of contracts through clean-up calls......     (164.5)          (439.8)
Guarantee draws....................................       (3.2)            (2.1)
                                                      --------         --------
   Total, net......................................   $4,479.9         $4,860.3
                                                      ========         ========

      The following table presents net charge-offs and accounts past due 60 days or more, on both an owned portfolio basis and managed receivable basis. Net charge-off percentages are on average owned finance receivables or managed receivables, while the past due percentages are on ending finance receivable or managed receivable balances. Managed receivables include finance receivables plus finance receivables previously securitized and still managed by CIT ($ in millions).


                        At or for the          At or for the          At or for the           At or for the
                         Year Ended             Year Ended         Three Months Ended          Year Ended
                      December 31, 2004      December 31, 2003      December 31, 2002      September 30, 2002
                      -----------------      -----------------      -----------------      ------------------
Net Charge-offs of
Finance Receivables
-------------------
Commercial........   $ 260.2     0.88%      $  494.7    1.79%      $  148.4     2.32%      $  467.9    1.68%
Consumer..........      41.0     1.11%          27.2    1.53%           6.1     2.46%          24.4    1.36%
                     -------                --------               --------                --------
  Total...........   $ 301.2     0.91%      $  521.9    1.77%      $  154.5     2.32%      $  492.3    1.67%
                     =======                ========               ========                ========
Net Charge-offs of
Managed Receivables
-------------------
Commercial........   $ 349.2     0.96%      $  639.5    1.80%      $  199.4     2.30%      $  749.9    2.05%
Consumer..........      60.7     1.17%          40.6    1.02%           6.8     1.03%          30.5    0.83%
                     -------                --------               --------                --------
  Total...........   $ 409.9     0.99%      $  680.1    1.72%      $  206.2     2.21%      $  780.4    1.94%
                     =======                ========               ========                ========
Finance Receivables
Past Due 60 Days
or More
-------------------
Commercial........   $ 491.6     1.64%       $ 587.6    2.05%       $ 925.5     3.47%       $ 996.7    3.62%
Consumer..........     116.4     2.27%          88.7    3.33%          75.8     7.87%          73.3    7.85%
                     -------                --------               --------                --------
  Total...........   $ 608.0     1.73%       $ 676.3    2.16%      $1,001.3     3.63%      $1,070.0    3.76%
                     =======                ========               ========                ========
Managed Receivables
Past Due 60 Days
or More
-------------------
Commercial........   $ 650.6     1.69%       $ 824.4    2.22%      $1,242.8     3.47%      $1,392.6    3.74%
Consumer..........     227.8     3.45%         197.6    4.22%         152.8     4.36%         146.0    4.26%
                     -------                --------               --------                --------
  Total...........   $ 878.4     1.95%      $1,022.0    2.44%      $1,395.6     3.55%      $1,538.6    3.78%
                     =======                ========               ========                ========

                         CIT GROUP INC. AND SUBSIDIARIES

Note 7 -- Other Assets

      Other assets consisted of the following ($ in millions):


                                                                             December 31,     December 31,
                                                                                 2004             2003
                                                                             ------------     ------------
Other Assets
------------
Accrued interest and receivables from derivative counterparties...........      $  390.0         $  869.9
Investments in and receivables from non-consolidated subsidiaries.........         719.5            603.2
Deposits on commercial aerospace flight equipment.........................         333.1            283.2
Private fund and direct equity investments................................         181.0            249.9
Prepaid expenses..........................................................         105.3            154.7
Repossessed assets and off-lease equipment................................          98.9            122.2
Furniture and fixtures, miscellaneous receivables and other assets........         885.9          1,027.2
                                                                                --------         --------
                                                                                $2,713.7         $3,310.3
                                                                                ========         ========

Note 8 -- Debt

      The following table presents data on commercial paper borrowings ($ in millions).

                                                   December 31,     December 31,
                                                       2004             2003
                                                   ------------     ------------
Commercial paper -- outstanding..................    $ 4,210.9        $ 4,173.9
Weighted average interest rate...................         2.55%            1.19%
Weighted average number of days to maturity......      45 days          50 days


                                                                               Three Months
                                            Year Ended        Year Ended           Ended          Year Ended
                                           December 31,      December 31,      December 31,      September 30,
                                               2004              2003              2002              2002
                                           ------------      ------------      ------------      -------------
Commercial paper -- average
   borrowings..........................      $4,831.3          $4,648.2           $4,758.7         $4,564.7
Maximum amount outstanding.............      $5,326.1          $4,999.1           $4,994.1        $10,713.5
Weighted average interest rate.........          1.68%             1.25%              1.75%            2.25%

      The consolidated weighted average interest rates on variable-rate senior notes at December 31, 2004 and December 31, 2003 were 2.63% and 1.87%, respectively. Fixed-rate senior debt outstanding at December 31, 2004 matures at various dates through 2014. The consolidated weighted-average interest rates on fixed-rate senior debt at December 31, 2004 and December 31, 2003 was 5.53% and 6.12%, respectively. Foreign currency-denominated debt (stated in U.S. Dollars) totaled $5,017.5 million at December 31, 2004, of which $4,335.4 million was fixed-rate and $682.1 million was variable-rate. Foreign currency-denominated debt (stated in U.S. Dollars) totaled $1,601.4 million at December 31, 2003, all of which was fixed-rate.

      The following tables present calendar year contractual maturities and the high and low interest rates for total variable-rate and fixed-rate debt ($ in millions).


                                            Commercial       Variable-rate     December 31,      December 31,
Variable-Rate Term Debt                        Paper         Senior Notes       2004 Total           2003
-----------------------                     ----------       -------------     ------------      ------------
Due in 2004............................      $     --         $      --          $      --       $  8,980.3
Due in 2005 (rates ranging from
   1.78% to 3.63%).....................       4,210.9           3,355.4            7,566.3          3,333.3
Due in 2006 (rates ranging from
   2.17% to 3.12%).....................            --           3,946.3            3,946.3            985.3
Due in 2007 (rates ranging from
   2.49% to 3.12%).....................            --           3,169.0            3,169.0             37.5
Due in 2008 (rates ranging from
   2.78% to 3.12%).....................            --              50.9               50.9             39.8
Due in 2009 (rates ranging from
   2.62% to 3.12%).....................            --             836.0              836.0               --
Due after 2009 (rates ranging from
   2.78% to 5.39%).....................            --             187.4              187.4            206.1
                                             --------         ---------          ---------        ---------
   Total...............................      $4,210.9         $11,545.0          $15,755.9        $13,582.3
                                             ========         =========          =========        =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                     December 31,   December 31,
Fixed-Rate Term Debt                                     2004           2003
-------------------                                  ------------   ------------
Due in 2004..........................................  $      --      $ 3,930.2
Due in 2005 (rates ranging from 1.85% to 8.26%)......    4,589.4        4,328.6
Due in 2006 (rates ranging from 1.70% to 7.75%)......    2,723.6        2,639.4
Due in 2007 (rates ranging from 2.35% to 7.75%)......    3,907.6        3,498.9
Due in 2008 (rates ranging from 2.70% to 7.75%)......    1,959.0        1,920.7
Due in 2009 (rates ranging from 3.35% to 7.75%)......    1,378.3          309.4
Due after 2009 (rates ranging from 4.25% to 7.75%)...    7,157.2        3,203.6
                                                       ---------      ---------
   Total.............................................  $21,715.1      $19,830.8
                                                       =========      =========

      At December 31, 2004, $12.7 billion of unissued debt securities remained under a shelf registration statement. The following table represents information on unsecured committed lines of credit at December 31, 2004 that can be drawn upon to support commercial paper borrowings ($ in millions).

Expiration                                  Total         Drawn     Available
----------                                  -----         -----     ---------
April 13, 2005..........................   $2,100.0      $   --      $2,100.0
October 14, 2008(1).....................    2,100.0       308.9       1,791.1
April 14, 2009..........................    2,100.0          --       2,100.0
                                           --------      ------      --------
Total credit lines......................   $6,300.0      $308.9      $5,991.1
                                           ========      ======      ========
--------------------------------------------------------------------------------
(1) CIT has the ability to issue up to $400 million of letters of credit under the $2.1 billion facility expiring in 2008, which, when utilized, reduces available borrowings under this facility.

      The credit line agreements contain clauses that permit extensions beyond the expiration dates upon written consent from the participating lenders. In addition to the above lines, CIT has undrawn, unsecured committed lines of credit of $156 million, which supports the Australia commercial paper program. Certain foreign operations utilize local financial institutions to fund operations. At December 31, 2004, local credit facilities totaled $91.7 million, of which $62.5 million was undrawn and available.

      In January 2004 and December 2003, CIT called at par a total of $1.25 billion in term debt securities. These notes were listed on the New York Stock Exchange under the ticker symbols CIC and CIP and were commonly known as PINEs ("Public Income Notes"). The securities' coupon rates of 8.25% and 8.125% were marked down to a market interest rate yield of approximately 7.5% in CIT's financial statements through purchase accounting. In light of the high coupon rates, we called the securities for redemption pursuant to the terms outlined in the prospectuses. Once called, we recorded pre-tax gains totaling $50.4 million in December 2003 and $41.8 million in January 2004 ($30.8 million and $25.5 million after-tax, respectively), as the cash outlay was less than the carrying value of the securities.

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

                         CIT GROUP INC. AND SUBSIDIARIES

Note 9 -- Derivative Financial Instruments

      As part of managing exposure to interest rate, foreign currency, and, in limited instances, credit risk, CIT, as an end-user, enters into various derivative transactions, all of which are transacted in over-the-counter markets with other financial institutions. Derivatives are only utilized to hedge exposures, and not for speculative purposes. To ensure both appropriate use as a hedge and to achieve hedge accounting treatment, whenever possible, substantially all derivatives entered into are designated according to a hedge objective against a specific or forecasted liability or, in limited instances, assets. The notional amounts, rates, indices, and maturities of our derivatives closely match the related terms of the underlying hedged items.

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


                                                                       Fair Value                     Total
                                                                     Adjustments of     Income      Unrealized
                                                                       Derivatives    Tax Effects      Loss
                                                                     --------------   -----------   ----------
Balance at December 31, 2002 -- unrealized loss....................      $ 190.8        $(72.5)        $118.3
Changes in values of derivatives qualifying as cash flow hedges...        (126.2)         49.2          (77.0)
                                                                         -------        ------         ------
Balance at December 31, 2003 -- unrealized loss....................         64.6         (23.3)          41.3
Changes in values of derivatives qualifying as cash flow hedges...         (23.3)          9.1          (14.2)
                                                                         -------        ------         ------
Balance at December 31, 2004 -- unrealized loss....................      $  41.3        $(14.2)        $ 27.1
                                                                         =======        ======         ======

      The unrealized loss as of December 31, 2004, presented in the preceding table, primarily reflects our use of interest rate swaps to convert variable-rate debt to fixed-rate debt, followed by lower market interest rates. Assuming no change in interest rates, approximately $6.6 million, net of tax, of Accumulated Other Comprehensive Loss is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made. The Accumulated Other Comprehensive Loss (along with the corresponding swap liability) will be adjusted as market interest rates change over the remaining life of the swaps.

      The ineffective amounts, due to changes in the fair value of cash flow hedges, are recorded as either an increase or decrease to interest expense as presented in the following table ($ in millions).


                                                                              Increase/Decrease
                                                          Ineffectiveness    to Interest Expense
                                                          ---------------    -------------------
For the year ended December 31, 2004....................       $1.4               Decrease
For the year ended December 31, 2003....................       $0.2               Increase
For the three months ended December 31, 2002............       $0.4               Decrease
For the year ended September 30, 2002...................       $1.4               Increase

      CIT also utilizes interest rate swaps to convert fixed-rate interest on specific debt instruments to variable-rate amounts. These interest rate swaps are designated as fair value hedges and changes in fair value of these swaps are effectively recorded as an adjustment to the carrying value of the hedged item, as the offsetting changes in fair value of the swaps and the hedged items are recorded in earnings.

                         CIT GROUP INC. AND SUBSIDIARIES

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position ($ in millions):


                                                     December 31,
                                                   ----------------
                                                   2004       2003
                                                   ----       ----
Floating to fixed-rate swaps --                                           Effectively converts the interest rate on an
  cash flow hedges............................   $ 3,533.6   $2,615.0     equivalent amount of commercial paper,
                                                                          variable-rate notes and selected assets to a
                                                                          fixed rate.
Fixed to floating-rate swaps --                                           Effectively converts the interest rate on an
  fair value hedges...........................     7,642.6    6,758.2     equivalent amount of fixed-rate notes and
                                                 ---------   --------     selected assets to a variable rate.
Total interest rate swaps.....................   $11,176.2   $9,373.2
                                                 =========   ========

      In addition to the swaps in the table above, in conjunction with securitizations, at December 31, 2004, CIT has $2.7 billion in notional amount of interest rate swaps outstanding with the related trusts to protect the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $2.7 billion in notional amount at December 31, 2004 to insulate the related interest rate risk.

      The following table presents the maturity, notional principal amounts and the weighted average interest rates expected to be received or paid on U.S. dollar interest rate swaps at December 31, 2004 ($ in millions).


Maturity                                  Floating to Fixed-rate                  Fixed to Floating-rate
--------                            ---------------------------------        --------------------------------
Years Ending                        Notional       Receive        Pay        Notional       Receive       Pay
December 31,                         Amount         Rate         Rate         Amount         Rate        Rate
------------                         ------         ----         ----         ------         ----        ----
2005..........................      $1,408.8       2.38%        3.01%        $   11.0       7.85%        3.18%
2006..........................         392.7       2.34%        3.80%           340.8       3.15%        3.11%
2007..........................         295.4       2.30%        4.00%         1,112.7       5.62%        4.39%
2008..........................         362.7       3.21%        6.29%           497.9       4.81%        3.84%
2009..........................         154.6       2.43%        5.63%         1,300.0       4.47%        3.15%
2010 -- Thereafter.............        669.2       2.65%        5.90%         2,228.1       6.83%        3.96%
                                    --------                                 --------
  Total.......................      $3,283.4       2.52%        4.27%        $5,490.5       5.62%        3.79%
                                    ========                                 ========

      The following table presents the maturity, notional principal amounts and the weighted average interest rates expected to be received or paid, of foreign currency interest rate swaps at December 31, 2004 ($ in million).


                                         Floating to Fixed-rate         Fixed to Floating-rate
                                      -------------------------      -------------------------
                                      Notional   Receive    Pay      Notional    Receive     Pay      Maturity
Foreign Currency                       Amount     Rate     Rate       Amount      Rate      Rate        Range
----------------                       ------     ----     ----       ------      ----      ----        -----
Euro...............................     $  --      --        --      $  866.3    4.25%     2.58%        2011
British Sterling...................      17.8    5.00%     5.43%        867.1    5.50%     5.42%      2014-2024
Canadian Dollar....................      87.1    2.63%     6.34%        418.7    3.35%     1.80%      2005-2009
Australian Dollar..................     145.3    5.41%     5.49%           --                         2006-2009
                                       ------                        --------
                                       $250.2                        $2,152.1
                                       ======                        ========

      Variable rates are based on the contractually determined rate or other market rate indices and may change significantly, affecting future cash flows.

      CIT utilizes foreign currency exchange forward contracts and cross-currency swaps to hedge currency risk underlying foreign currency loans to subsidiaries and the net investments in foreign operations. These contracts are designated as foreign currency cash flow hedges or net investment hedges and changes in fair value of these contracts are recorded in other comprehensive income along with the transaction gains and losses on the underlying hedged items. CIT utilizes cross currency swaps to hedge currency risk underlying foreign currency debt and selected foreign currency assets. These swaps are designated as foreign currency cash flow hedges or

                         CIT GROUP INC. AND SUBSIDIARIES
foreign currency fair value hedges and changes in fair value of these contracts are recorded in other comprehensive income (for cash flow hedges), or effectively as a basis adjustment (including the impact of the offsetting adjustment to the carrying value of the hedged item) to the hedged item (for fair value hedges) along with the transaction gains and losses on the underlying hedged items.

      At December 31, 2004, CIT was party to foreign currency exchange forward contracts and cross-currency swaps. The following table presents the maturity and notional principal amounts at December 31, 2004 ($ in millions).

Maturity
Years Ending                               Foreign Currency      Cross-Currency
December 31,                               Exchange Forwards         Swaps
------------                               -----------------     --------------
2005......................................      $1,832.3           $  864.1
2006......................................         760.1               56.6
2007......................................         219.7               61.1
2008......................................           7.0              234.8
2009......................................            --              649.8
2010 -- Thereafter........................            --            1,018.4
                                                --------           --------
   Total..................................      $2,819.1           $2,884.8
                                                ========           ========

      During 2004, CIT entered into credit default swaps, with a combined notional value of $98.0 million and terms of 5 years, to economically hedge certain CIT credit exposures. These swaps do not meet the requirements for hedge accounting treatment and therefore are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income. The cumulative fair value adjustment as of December 31, 2004 amounted to a $5.4 million pretax loss.

      CIT also utilizes Treasury locks (bond forwards), which have a notional amount of $49.1 million at December 31, 2004 and mature in the first quarter of 2005, to hedge interest rate risk associated with planned debt issuances and certain other forecasted transactions. These derivatives are designated as cash flow hedges of a forecasted transaction, with changes in fair value of these contracts recorded in other comprehensive income. Gains and losses recorded in other comprehensive income are reclassified to earnings in the same period that the forecasted transaction impacts earnings.

Note 10 -- Accumulated Other Comprehensive Loss

      The  following   table  details  the  components  of   accumulated   other
comprehensive loss, net of tax ($ in millions):


                                                       December 31,    December 31,  December 31,  September 30,
                                                           2004            2003          2002          2002
                                                       ------------    ------------  ------------  -------------
Changes in fair values of derivatives qualifying
   as cash flow hedges............................        $(27.1)         $(41.3)       $(118.3)       $(120.5)
Foreign currency translation adjustments..........         (37.2)         (105.8)         (75.6)         (75.8)
Minimum pension liability adjustments.............          (2.7)           (0.8)         (20.5)         (21.0)
Unrealized gain on equity and securitization
   investments....................................           8.6             6.3           13.7           21.0
                                                          ------         -------        -------        -------
Total accumulated other comprehensive loss........        $(58.4)        $(141.6)       $(200.7)       $(196.3)
                                                          ======         =======        =======        =======

Note 11 -- Earnings Per Share

      Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that have an
anti-dilutive   effect  are  not  included  in  the   denominator  and  averaged
approximately 17.0 million, 17.4 million, 15.4 million and 15.6 million shares for the years ended December 31, 2004 and 2003, three months ended December 31, 2002 and year ended September 30, 2002.

                         CIT GROUP INC. AND SUBSIDIARIES

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented ($ in millions, except per share amounts, which are in whole dollars, shares in thousands).


                                                          Income          Shares       Per Share
                                                        (Numerator)    (Denominator)    Amount
                                                        -----------    -------------   ---------
Year Ended December 31, 2004
Basic EPS:...........................................     $   753.6       211,017        $  3.57
   Income available to common stockholders
Effect of Dilutive Securities:
   Restricted shares.................................            --           764
   Stock options.....................................            --         3,273
                                                          ---------       -------
Diluted EPS..........................................     $   753.6       215,054        $  3.50
                                                          =========       =======
Year Ended December 31, 2003
Basic EPS:
   Income available to common stockholders...........     $   566.9       211,681        $  2.68
Effect of Dilutive Securities:
   Restricted shares.................................            --           396
   Stock options.....................................            --         1,066
                                                          ---------       -------
Diluted EPS..........................................     $   566.9       213,143        $  2.66
                                                          =========       =======
Three Months Ended December 31, 2002
Basic EPS:
   Income available to common stockholders...........        $141.3       211,573        $  0.67
Effect of Dilutive Securities:
   Restricted shares.................................            --           253
   Stock options.....................................            --            --
                                                          ---------       -------
Diluted EPS..........................................     $   141.3       211,826        $  0.67
                                                          =========       =======
Year Ended September 30, 2002
Basic EPS:
   Loss attributable to common stockholders..........     $(6,698.7)      211,573       $ (31.66)
Effect of Dilutive Securities:
   Restricted shares.................................            --           122
   Stock options.....................................            --            --
                                                          ---------       -------
Diluted EPS..........................................     $(6,698.7)      211,695       $ (31.66)
                                                          =========       =======

Note 12 -- Common Stock

      The following table summarizes changes in common stock outstanding for the respective periods:


                                                      Issued       Less Treasury     Outstanding
                                                      ------       -------------     -----------
Balance at December 31, 2003......................  211,848,997        (43,529)      211,805,468
Treasury shares purchased.........................           --     (4,625,154)       (4,625,154)
Stock options exercised...........................           --      2,970,754         2,970,754
Employee stock purchase plan participation........           --         25,896            25,896
Restricted shares issued..........................      263,206             --           263,206
                                                    -----------     ----------       -----------
Balance at December 31, 2004......................  212,112,203     (1,672,033)      210,440,170
                                                    ===========     ==========       ===========

                         CIT GROUP INC. AND SUBSIDIARIES

Note 13 -- Other Revenue

      The following table sets forth the components of other revenue ($ in millions).


                                                                                    Three Months
                                                         Years Ended December 31,       Ended       Year Ended
                                                         ------------------------    December 31,  September 30,
                                                           2004            2003         2002           2002
                                                           ----            ----     -------------  -------------
Fees and other income.................................    $502.9          $586.2       $169.2         $644.5
Factoring commissions.................................     227.0           189.8         55.1          165.5
Gains on sale of leasing equipment....................     101.6            70.7          8.7           13.6
Gains on securitizations..............................      59.1           100.9         30.5          149.0
                                                          ------          ------       ------         ------
  Total other revenue.................................    $890.6          $947.6       $263.5         $972.6
                                                          ======          ======       ======         ======

Note 14 -- Salaries and General Operating Expenses

      The following table sets forth the components of salaries and general operating expenses (excluding goodwill amortization) ($ in millions).


                                                                                    Three Months
                                                         Years Ended December 31,       Ended       Year Ended
                                                         ------------------------    December 31,  September 30,
                                                          2004             2003         2002           2002
                                                          ----             ----     -------------  -------------
Salaries and employee benefits.......................   $  612.2          $529.6        $126.8        $517.4
Other operating expenses -- CIT.......................     434.2           383.3         105.8         380.6
Other operating expenses -- TCH.......................        --              --            --          23.0
                                                        --------          ------        ------        ------
  Total..............................................   $1,046.4          $912.9        $232.6        $921.0
                                                        ========          ======        ======        ======

Note 15 -- Income Taxes

      The effective tax rate varied from the statutory federal corporate income tax rate as follows:


                                                                   Percentage of Pretax Income
                                                 ---------------------------------------------------------------
                                                  Year Ended    Year Ended    Three Months Ended    Year Ended
                                                 December 31,  December 31,      December 31,      September 30,
                                                     2004          2003              2002              2002
                                                 ------------  ------------      ------------      -------------
Federal income tax rate.......................      35.0%          35.0%            35.0%              35.0%
Increase (decrease) due to:
State and local income taxes, net of
  federal income tax benefit..................       3.2            3.7              2.6               (0.3)
Foreign income taxes..........................       1.4            1.0              1.6               (0.4)
Goodwill impairment...........................        --             --               --              (36.1)
Interest expense -- TCH........................       --             --               --               (4.2)
Other.........................................      (0.6)          (0.7)            (0.2)               0.1
                                                    ----           ----             ----               ----
Effective tax rate............................      39.0%          39.0%            39.0%              (5.9)%
                                                    ====           ====             ====               ====

   The provision for income taxes is comprised of the following ($ in millions):


                                                  Year Ended    Year Ended    Three Months Ended    Year Ended
                                                 December 31,  December 31,      December 31,      September 30,
                                                     2004          2003              2002              2002
                                                 ------------  ------------      ------------      -------------
Current federal income tax provision..........      $  1.5        $   --            $  --             $   --
Deferred federal income tax provision.........       321.0         265.1             71.9              276.9
                                                    ------        ------            -----             ------
Total federal income taxes....................       322.5         265.1             71.9              276.9
State and local income taxes..................        69.1          53.5              9.4               30.4
Foreign income taxes..........................        91.6          46.4             10.7               66.7
                                                    ------        ------            -----             ------
  Total provision for income taxes............      $483.2        $365.0            $92.0             $374.0
                                                    ======        ======            =====             ======

                         CIT GROUP INC. AND SUBSIDIARIES

      The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below ($ in millions):

                                                     December 31,   December 31,
                                                         2004           2003
                                                     ------------   ------------
Assets:
Net operating loss carryforwards...................   $   852.1       $  834.1
Provision for credit losses........................       190.5          202.4
Alternative minimum tax credits....................       142.0          142.0
Purchase price adjustments.........................        15.0           67.9
Goodwill...........................................        45.5           65.6
Other comprehensive income items...................         9.8           47.6
Accrued liabilities and reserves...................        22.0           43.8
Other..............................................        51.8           14.1
                                                      ---------       --------
  Total deferred tax assets........................     1,328.7        1,417.5
                                                      ---------       --------
Liabilities:
Leasing transactions (including securitizations)...    (2,159.0)      (1,944.7)
                                                      ---------       --------
Net deferred tax (liability).......................   $  (830.3)      $ (527.2)
                                                      =========       ========

      At December 31, 2004, CIT had U.S. federal net operating losses of approximately $2.0 billion, which expire in various years beginning in 2011. In addition, CIT has various state net operating losses that will expire in various years beginning in 2005. Federal and state operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to fully utilize these federal losses. Accordingly, CIT does not believe a valuation allowance is required with respect to these federal net operating losses. As of December 31, 2004, based on management's assessment as to realizability, the net deferred tax liability includes a valuation allowance of approximately $7.4 million relating to state net operating losses.

Note 16 -- Postretirement and Other Benefit Plans

Retirement and Postretirement Medical and Life Insurance Benefit Plans

      CIT has a number of funded and unfunded noncontributory defined benefit pension plans covering certain of its U.S. and non-U.S. employees, designed in accordance with the conditions and practices in the countries concerned. The retirement benefits under the defined benefit pension plans are based on the employee's age, years of service and qualifying compensation. CIT's funding policy is to make contributions to the extent such contributions are not less than the minimum required by applicable laws and regulations, are consistent with our long-term objective of ensuring sufficient funds to finance future retirement benefits, and are tax deductible as actuarially determined. Contributions are charged to the salaries and employee benefits expense on a systematic basis over the expected average remaining service period of employees expected to receive benefits.

      The largest plan is the CIT Group Inc. Retirement Plan (the "Plan"), which accounts for 76% of the total benefit obligation at December 31, 2004. The Plan covers U.S. employees of CIT who have completed one year of service and have attained the age of 21. The Company also maintains a Supplemental Retirement Plan for employees whose benefit in the Plan is subject to Internal Revenue Code limitations.

      The Plan has a "cash balance" formula that became effective January 1, 2001. Certain eligible members had the option of remaining under the Plan formula as in effect prior to January 1, 2001. Under the cash balance formula, each member's accrued benefits as of December 31, 2000 were converted to a lump sum amount, and every year thereafter, the balance is credited with a percentage (5% to 8% depending on years of service) of the member's "Benefits Pay" (comprised of base salary, plus certain annual bonuses, sales incentives and commissions). These balances also receive annual interest credits, subject to certain government limits. The

                         CIT GROUP INC. AND SUBSIDIARIES
interest credit was 5.11%, 5.01% and 5.76% for the plan years ended December 31, 2004, 2003 and 2002, respectively. Upon termination or retirement after five years of employment, the amount credited to a member is to be paid in a lump sum or converted into an annuity at the option of the member.

      CIT also provides certain healthcare and life insurance benefits to eligible retired U.S. employees. For most eligible retirees, the healthcare benefit is contributory; the life insurance benefit is noncontributory. Salaried participants generally become eligible for retiree healthcare benefits after reaching age 55 with 11 years of continuous CIT service immediately prior to retirement. Generally, the medical plan pays a stated percentage of most medical expenses, reduced by a deductible as well as by payments made by government programs and other group coverage. The retiree health care benefit includes a limit on CIT's share of costs for all employees who retired after January 31, 2002. The plans are funded on a pay as you go basis.

      CIT uses its disclosure date as the measurement date for all Retirement and Postretirement Medical and Life Insurance Benefit Plans. The measurement dates included in this report for the Retirement and Postretirement Medical and Life Insurance Plans are December 31, 2004, 2003, and 2002.

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



                                                                            Retirement Benefits
                                                           -----------------------------------------------------
                                                               Year         Year     Three Months      Year
                                                               Ended        Ended        Ended         Ended
                                                           December 31, December 31, December 31,  September 30,
                                                               2004         2003         2002          2002
                                                           ------------ ------------ ------------  -------------
Change in Benefit Obligation
Benefit obligation at beginning of period...............       $273.0       $225.2      $ 214.4       $184.4
Service cost............................................         17.7         15.6          4.0         12.6
Interest cost...........................................         15.6         14.4          3.5         13.0
Actuarial loss..........................................         18.0         23.9          6.2         15.6
Benefits paid...........................................         (5.1)        (4.6)        (1.1)        (4.2)
Plan settlements and curtailments.......................         (6.2)        (4.5)        (2.3)        (7.6)
Currency translation adjustment.........................          1.5          2.2          0.5          0.6
Other...................................................           --          0.8           --           --
                                                               ------       ------      -------       ------
Benefit obligation at end of period.....................       $314.5       $273.0      $ 225.2       $214.4
                                                               ======       ======      =======       ======
Change in Plan Assets
Fair value of plan assets at beginning of period........       $212.8       $123.1      $ 119.6       $126.5
Actual return on plan assets............................         25.5         28.7          6.1        (12.7)
Employer contributions..................................         23.0         69.4          0.6         16.9
Plan settlements........................................         (6.2)        (4.5)        (2.3)        (7.1)
Benefits paid...........................................         (5.1)        (4.6)        (1.1)        (4.2)
Currency translation adjustment.........................          0.6          0.7          0.2          0.2
                                                               ------       ------      -------       ------
Fair value of plan assets at end of period..............       $250.6        212.8      $ 123.1       $119.6
                                                               ======       ======      =======       ======
Reconciliation of Funded Status
Funded status...........................................       $(63.9)      $(60.2)     $(102.1)      $(94.8)
Unrecognized net actuarial loss.........................         63.9         57.8         56.5         54.7
Unrecognized prior service cost.........................           --           --           --           --
                                                               ------       ------      -------       ------
Net amount recognized...................................       $   --       $ (2.4)     $ (45.6)      $(40.1)
                                                               ======       ======      =======       ======
Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost....................................       $ 51.3       $ 45.2          $ --      $  --
Accrued benefit liability...............................        (55.1)       (48.9)       (79.2)       (75.0)
Intangible asset........................................           --           --           --           --
Accumulated other comprehensive income..................          3.8          1.3         33.6         34.9
                                                               ------       ------      -------       ------
Net amount recognized...................................       $   --       $ (2.4)     $ (45.6)      $(40.1)
                                                               ======       ======      =======       ======
Weighted-average Assumptions Used to Determine
   Benefit Obligations at Period End
Discount rate...........................................         5.70%        5.96%        6.45%        6.68%
Rate of compensation increase...........................         4.25%        4.26%        4.24%        4.22%
Weighted-average Assumptions Used to Determine
   Net Periodic Pension Cost for Periods
Discount rate...........................................         5.96%        6.45%        6.68%        7.40%
Rate of compensation increase...........................         4.26%        4.24%        4.22%        4.70%
Expected long-term return on plan assets................         7.95%        7.92%        7.90%        9.93%
Components of Net Periodic Benefit Cost
Service cost............................................       $ 17.7       $ 15.6      $   4.0       $ 12.6
Interest cost...........................................         15.6         14.4          3.5         13.0
Expected return on plan assets..........................        (16.2)        (9.4)        (2.3)       (11.9)
Amortization of net loss................................          2.8          3.5          0.8          0.3
Amortization of prior service cost......................           --           --           --           --
                                                               ------       ------      -------       ------
Total net periodic expense..............................       $ 19.9       $ 24.1      $   6.0       $ 14.0
                                                               ======       ======      =======       ======

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

      The accumulated benefit obligation for all defined benefit pension plans was $271.2 million, $232.4 million, and $193.0 million at December 31, 2004, 2003, and, 2002, respectively. Plans with accumulated benefit obligations in excess of plan assets relate primarily to non-qualified U.S. plans and certain international plans. The following table presents additional data relating to these plans ($ in millions).


                                                               Year         Year     Three Months      Year
                                                               Ended        Ended        Ended         Ended
                                                           December 31, December 31, December 31,  September 30,
                                                               2004         2003         2002          2002
                                                           ------------ ------------ ------------  -------------
Information for Pension Plans with an Accumulated
   Benefit Obligation in Excess of Plan Assets
Projected benefit obligation............................       $ 74.2       $ 61.2       $225.2       $214.4
Accumulated benefit obligation..........................         59.0         47.4        193.0        184.6
Fair value of plan assets...............................          9.9          7.1        123.1        119.6
Additional Information
(Decrease) increase in Minimum Liability Included in
   Other Comprehensive Income...........................       $  2.5       $(32.3)      $ (1.3)      $ 34.9
Expected Future Cashflows
Expected Company Contributions in the following
   fiscal year..........................................       $  4.0
Expected Benefit Payments
   1st Year following the disclosure date...............       $ 22.7
   2nd Year following the disclosure date...............       $ 13.5
   3rd Year following the disclosure date...............       $ 18.7
   4th Year following the disclosure date...............       $ 14.0
   5th Year following the disclosure date...............       $ 16.6
   Years 6 thru 10 following the disclosure date........       $106.6
Pension Plan Weighted-average Asset Allocations
Equity securities.......................................         59.7%        67.6%        61.1%        58.2%
Debt securities.........................................         36.0%        32.1%        38.6%        41.7%
Real estate.............................................           --           --           --           --
Other...................................................          4.3%         0.3%         0.3%         0.1%
                                                                -----        -----        -----        -----
Total pension assets....................................        100.0%       100.0%       100.0%       100.0%
                                                                =====        =====        =====        =====

      Of the 4.3% identified as other, approximately 3.5%, or $8.75 million, was temporarily being held in cash for investment in equity securities on the first business day of the following year.

      CIT maintains a "Statement of Investment Policies and Objectives" that specifies investment guidelines pertaining to the investment, supervision and monitoring of pension assets to ensure consistency with the long-term objective of ensuring sufficient funds to finance future retirement benefits. The policy asset allocation guidelines allows for assets to be allocated between 50% to 70% in Equities and 30% to 50% in Fixed-Income investments. The guidelines provide specific guidance related to asset class objectives, fund manager guidelines and identification of both prohibited and restricted transactions, and are reviewed on a periodic basis by both the Employee Benefits Plans Committee of CIT and the Plans' external investment consultants to ensure the long-term investment objectives are achieved. Members of the Committee are appointed by the Chief Executive Officer of CIT and include the Chief Executive Officer, Chief Financial Officer, General Counsel, and other senior executives.

      There were no equity securities of CIT or its subsidiaries included in the pension plan assets at December 31, 2004, 2003 and 2002, respectively. CIT expects to contribute $4.0 million to its pension plans and $4.0 million to its other postretirement benefit plans in 2005.

                         CIT GROUP INC. AND SUBSIDIARIES

      The following tables set forth data relating to postretirement plans ($ in millions).


                                                                          Postretirement Benefits
                                                            -------------------------------------------------------
                                                                Year          Year      Three Months      Year
                                                                Ended         Ended         Ended         Ended
                                                            December 31,  December 31,  December 31,  September 30,
                                                                2004          2003          2002          2002
                                                            ------------  ------------  ------------  -------------
Change in Benefit Obligation
Benefit obligation at beginning of period...............       $ 58.0       $ 48.1         $ 46.7       $ 39.5
Service cost............................................          1.9          1.5            0.3          1.2
Interest cost...........................................          3.2          3.0            0.8          2.9
Actuarial loss..........................................           .7          9.6            0.8          5.3
Net benefits paid.......................................         (3.9)        (4.2)          (0.5)        (2.2)
Plan amendments.........................................           --           --             --           --
                                                               ------       ------         ------       ------
Benefit obligation at end of period.....................       $ 59.9       $ 58.0         $ 48.1       $ 46.7
                                                               ======       ======         ======       ======
Change in Plan Assets
Fair value of plan assets at beginning of period........       $   --       $   --         $   --       $   --
Net benefits paid.......................................         (3.9)        (4.2)          (0.5)        (2.2)
Employer contributions..................................          3.9          4.2            0.5          2.2
                                                               ------       ------         ------       ------
Fair value of plan assets at end of period..............       $   --       $   --         $   --       $   --
                                                               ======       ======         ======       ======
Reconciliation of Funded Status
Funded status...........................................       $(59.9)      $(58.0)        $(48.1)      $(46.7)
Unrecognized net actuarial loss.........................         15.6         15.5            6.0          5.2
                                                               ------       ------         ------       ------
Accrued cost............................................       $(44.3)      $(42.5)        $(42.1)      $(41.5)
                                                               ======       ======         ======       ======
Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost....................................       $   --       $   --         $   --       $   --
Accrued benefit liability...............................        (44.3)       (42.5)         (42.1)       (41.5)
Intangible asset........................................           --           --             --           --
Accumulated other comprehensive income..................           --           --             --           --
                                                               ------       ------         ------       ------
Net amount recognized...................................       $(44.3)      $(42.5)        $(42.1)      $(41.5)
                                                               ======       ======         ======       ======
Weighted-average Assumptions Used to Determine
   Benefit Obligations at Period End
Discount rate...........................................         5.50%        6.00%          6.50%        6.75%
Rate of compensation increase...........................         4.25%        4.25%          4.25%        4.25%
Weighted-average Assumptions Used to Determine Net
   Periodic Benefit Cost for periods
Discount rate...........................................         6.00%        6.50%          6.75%        7.50%
Rate of compensation increase...........................         4.25%        4.25%          4.25%        4.50%
Components of Net Periodic Benefit Cost
Service cost............................................       $  1.9       $  1.5         $  0.3       $  1.2
Interest cost...........................................          3.2          3.0            0.8          2.9
Amortization of prior service cost......................           --           --             --           --
Amortization of net loss................................          0.6          0.1             --          0.1
                                                               ------       ------         ------       ------
Total net periodic expense..............................       $  5.7       $  4.6         $  1.1       $  4.2
                                                               ======       ======         ======       ======

Assumed Health Care Trend Rates at Period End
Healthcare cost trend rate assumed for next year
   Pre-65...............................................        12.00%       12.00%         10.00%       11.00%
   Post-65..............................................        10.00%       12.00%         10.00%       11.00%
Rate to which the cost trend rate is assumed to
   decline (the ultimate trend rate)....................         5.00%        5.00%          5.00%        5.00%
Year that the rate reaches the ultimate trend rate......         2018         2018           2008         2008

                         CIT GROUP INC. AND SUBSIDIARIES

      Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following estimated effects ($ in millions).


                                                                          Postretirement Benefits
                                                           -----------------------------------------------------
                                                               Year         Year     Three Months      Year
                                                               Ended        Ended        Ended         Ended
                                                           December 31, December 31, December 31,  September 30,
                                                               2004         2003         2002          2002
                                                           ------------ ------------ ------------  -------------
Effect of One-percentage Point Increase on:
Period end postretirement benefit obligation............      $ 2.8        $ 2.7        $ 2.3         $ 2.2
Total of service and interest
cost components.........................................      $ 0.2        $ 0.1        $  --         $ 0.1

Effect of One-percentage Point Decrease on:
Period end postretirement benefit obligation............      $(2.7)       $(2.6)       $(2.2)        $(2.1)
Total of service and interest cost components...........      $(0.2)       $(0.1)       $  --         $(0.1)

      On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug Improvement and Modernization Act of 2003", CIT prospectively recognized the effects of the subsidy in the third quarter 2004. In total, at the time of recognition, July 1, 2004, it was estimated that future subsidies would reduce the Company's accumulated postretirement benefit obligation by approximately $3.5 million. As a result, the 2004 net periodic postretirement benefit expense was reduced by $0.3 million. Projected benefit payments and the effects of the Medicare Rx subsidy recognition are as follows:
                                                           Medicare
Projected Benefit Payments                       Gross    Rx Subsidy       Net
------------------------                        ------    ----------     ------
2005..........................................   $ 4.0       $ --         $ 4.0
2006..........................................   $ 4.2       $0.3         $ 3.9
2007..........................................   $ 4.5       $0.4         $ 4.1
2008..........................................   $ 4.7       $0.4         $ 4.3
2009..........................................   $ 4.8       $0.4         $ 4.4
2010 - 2014...................................   $24.2       $1.8         $22.4

Savings Incentive Plan

      CIT also has a number of defined contribution retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. The largest plan is the CIT Group Inc. Savings Incentive Plan, which qualifies under section 401(k) of the Internal Revenue Code and accounts for 85% of CIT's total Savings Incentive Plan expense for the year ended December 31, 2004. CIT's expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $19.9 million, $16.9 million and $4.0 million and for the years ended December 31, 2004 and 2003 and the three months ended December 31, 2002.

Corporate Annual Bonus Plan

      The CIT Group Inc. Annual Bonus Plan and Discretionary Bonus Plan together make-up CIT's annual cash bonus plan. The amount of awards depends on a variety of factors, including corporate performance and individual performance during the fiscal period for which awards are made and is subject to approval by the Compensation Committee of the Board of Directors. Bonus payments of $74.4 million for the year ended December 31, 2004, were paid in February 2005. For the year ended December 31, 2003, $59.0 million were awarded. A bonus of $20.1 million for the six months performance period from July 1, 2002 through December 31, 2002 was paid in February 2003.

                         CIT GROUP INC. AND SUBSIDIARIES

Long-Term Equity Compensation Plan

      CIT sponsors a Long-Term Equity Compensation Plan (the "ECP"). The ECP allows CIT to issue to employees up to 36,000,000 shares of common stock through grants of annual incentive awards, incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units. Of the 36,000,000 shares, no more than 5,000,000 shares may be issued in connection with awards of restricted stock, performance shares and performance units. Common stock issued under the ECP may be either authorized but unissued shares, treasury shares or any combination thereof. Options granted to employees in 2004 have a vesting schedule of one third per year for three years, have a 10-year term from the date of grant and were issued with strike prices equal to the fair market value of the common stock on the date of grant. Restricted stock granted to employees in 2004 has two or three-year cliff vesting. A new Performance Share program was rolled out in 2004. Performance Share grants have a three-year performance-based vesting.

      Data for the stock option plans is summarized as follows:



                                                    Year Ended December 31, 2004    Year Ended December 31, 2003
                                                    ----------------------------    ----------------------------
                                                                      Weighted                       Weighted
                                                                   Average Price                   Average Price
                                                      Options        Per Option      Options        Per Option
                                                    -----------    -------------    ----------    --------------
Outstanding at beginning of period................   18,766,824        $30.48       15,335,255       $33.13
January Grant.....................................    1,895,632        $39.22        4,240,644       $21.05
July Grant........................................    1,802,050        $37.60          648,485       $27.74
Granted - Other...................................      673,624        $35.12          485,625       $27.27
Exercised.........................................   (2,970,754)       $23.52         (870,357)      $23.02
Forfeited.........................................     (303,469)       $36.67       (1,072,828)      $34.25
                                                     ----------        ------       ----------       ------
Outstanding at end of period......................   19,863,907        $33.07       18,766,824       $30.48
                                                     ==========        ======       ==========       ======
Options exercisable at end of period..............    8,201,726        $39.34        6,730,863       $43.18
                                                     ==========        ======       ==========       ======

      In 2004, 3,697,682 options were granted to employees as part of the long-term incentive process. In addition, 673,624 CIT options were granted to new hires as well as for retention purposes. In 2003, 4,889,129 options were granted to employees as part of the long-term incentive process. In addition, 485,625 CIT options were granted to new hires and employees returning from leaves of absence.

      The weighted average fair value of new options granted was $7.51 and $5.30 for the years ended December 31, 2004 and 2003. The fair value of new options granted was determined at the date of grant using the Black-Scholes option-pricing model, based on the following assumptions. Due to limited Company history as a public company, no forfeiture rate was used.


                                             Expected           Average         Expected            Risk Free
Option Issuance                          Option Life Range  Dividend Yield  Volatility Range    Interest Rate Range
---------------                          -----------------  --------------  ----------------    -------------------
2004
January, 2004.......................         3-5 Years           1.22%        21.5% - 23.4%         2.20% - 3.02%
February, 2004......................         3-5 Years           1.33%        21.5% - 23.4%         2.16% - 2.98%
February, 2004 -- Director Grant....          10 Years           1.33%            22.4%                 4.02%
April, 2004.........................          5 Years            1.48%            23.3%                 3.52%
May, 2004...........................          5 Years            1.51%            23.3%                 3.96%
May, 2004 -- Director Grant.........          10 Years           1.51%            22.4%                 4.83%
July, 2004..........................         3-5 Years           1.38%        20.5% - 23.0%         3.10% - 3.72%
September, 2004.....................         3-5 Years           1.41%        20.5% - 23.0%         2.83% - 3.38%
October, 2004.......................         3-5 Years           1.42%        18.4% - 22.6%         2.78% - 3.26%

                         CIT GROUP INC. AND SUBSIDIARIES


                                             Expected           Average         Expected            Risk Free
Option Issuance                          Option Life Range  Dividend Yield  Volatility Range    Interest Rate Range
---------------                          -----------------  --------------  ----------------    -------------------
2003
January, 2003.......................         3-5 years           2.28%       31.6% - 33.4%         2.11% - 3.00%
January, 2003 -- Director Grant......         10 Years           2.28%           28.2%                 4.01%
March 2003 -- Other..................        3-5 Years           2.65%       29.5% - 33.2%         2.12% - 2.97%
May, 2003 -- Director Grant..........         10 Years           2.11%           28.2%                 3.44%
July, 2003..........................         3-5 years           1.70%       29.3% - 31.0%         2.06% - 3.10%
July, 2003 -- Director Grant.........         10 Years           1.70%           28.1%                 4.20%
September, 2003 -- Other.............        3-5 Years           1.70%       29.3% - 31.0%         2.62% - 3.61%

      The following table summarizes information about stock options outstanding and options exercisable at December 31, 2004 and 2003.



                                               Options Outstanding                     Options Exercisable
                                   --------------------------------------------     ----------------------------
           Range of                             Weighted Average    Weighted                         Weighted
           Exercise                  Number        Contractual       Average          Number          Average
             Price                 Outstanding        Life       Exercise Price     Exercisable   Exercise Price
           --------                -----------  ---------------- --------------     -----------   --------------
            2004
       $18.14 -  $27.21            10,503,846         7.7            $ 22.35         4,076,055        $ 22.62
       $27.22 -  $40.83             6,608,016         8.7            $ 36.20         1,373,626        $ 34.66
       $40.84 -  $61.26               858,846         4.9            $ 51.24           858,846        $ 51.24
       $61.27 -  $91.91             1,758,648         3.3            $ 68.89         1,758,648        $ 68.89
       $91.92 - $137.87               132,961         3.1            $131.01           132,961        $131.01
      $137.88 - $206.82                 1,590         3.4            $160.99             1,590        $160.99
                                   ----------                                        ---------
                                   19,863,907                                        8,201,726
                                   ==========                                        =========
            2003
       $18.14 -  $27.21            13,343,619         8.7            $ 22.38         2,850,463        $ 22.98
       $27.22 -  $40.83             2,598,485         8.3            $ 32.93         1,055,680        $ 35.38
       $40.84 -  $61.26               899,290         5.9            $ 51.27           899,290        $ 51.27
       $61.27 -  $91.91             1,779,982         4.4            $ 68.90         1,779,982        $ 68.90
       $91.92 - $137.87               143,858         4.1            $130.82           143,858        $130.82
      $137.88 - $206.82                 1,590         4.4            $160.99             1,590        $160.99
                                   ----------                                        ---------
                                   18,766,824                                        6,730,863
                                   ==========                                        =========

Employee Stock Purchase Plan

      In October 2002, CIT adopted an Employee Stock Purchase Plan (the "ESPP") for all employees customarily employed at least 20 hours per week. The ESPP is available to employees in the United States and to certain international employees. Under the ESPP, CIT is authorized to issue up to 1,000,000 shares of common stock to eligible employees. Employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on either the first business day or the last business day of the quarterly offering period, whichever is lower. The amount of common stock that may be purchased by a participant through the plan is generally limited to $25,000 per year. A total of 87,551 shares were purchased under the plan in 2004 and 88,323 shares were purchased under the plan in 2003.

Restricted Stock

      A new Performance Shares program was launched in February 2004 under the Long-Term Compensation Plan, and 693,328 performance shares were awarded. These shares have a three-year performance-based vesting period. The performance targets are based upon a combination of consolidated return on tangible equity measurements and compounded annual EPS growth rates.

      During 2004, 59,163 restricted shares were awarded to employees under the Long-Term Equity Compensation Plan. These shares were awarded at the fair market value on the date of the grant and have a two or three-year cliff-vest period. In addition, 10,481 shares were granted to independent members of the Board of Directors, who elected

                         CIT GROUP INC. AND SUBSIDIARIES
to receive shares in lieu of cash  compensation  for their retainer.  In
2003, CIT issued 1,229,450 restricted shares to employees and 6,488 shares were granted to independent members of the Board of Directors. The restricted shares issued to directors in lieu of cash compensation vest on the first anniversary of the grant.

      For the year ended December 31, 2004 and 2003, three months ended December 31, 2002 and year ended September 30, 2002, $23.5 million, $8.8 million, $1.2 million and $5.2 million, respectively, of expenses are included in salaries and general operating expenses related to restricted stock.


Note 17 -- Commitments and Contingencies


      The   accompanying   table   summarizes   the   contractual   amounts   of
credit-related   commitments  and  purchase  and  funding  commitments.   ($  in
millions).


                                                                       December 31, 2004
                                                              -------------------------------------
                                                                  Due to Expire                       December 31,
                                                              ----------------------                     2003
                                                               Within         After        Total         Total
                                                              One Year      One Year    Outstanding   Outstanding
                                                              --------      --------    -----------   -----------
Credit Related Commitments
Financing and leasing assets..............................    $1,467.5      $6,960.8      $8,428.3      $5,934.3
Letters of credit and acceptances:
Standby letters of credit.................................       611.0           7.3         618.3         508.7
Other letters of credit...................................       588.3            --         588.3         694.0
Acceptances...............................................        16.4            --          16.4           9.3
Guarantees................................................       120.9          12.2         133.1         133.2
Purchase and Funding Commitments
Aerospace purchase commitments............................       906.0       1,262.0       2,168.0       2,934.0
Other manufacturer purchase commitments...................       397.0            --         397.0         197.2
Sale-leaseback payments...................................        31.0         464.4         495.4         486.4
Venture capital fund commitments..........................         0.5          79.3          79.8         124.2

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

      Guarantees are issued primarily in conjunction with CIT's factoring product, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. In the event that the customer is unable to pay according to the contractual terms, then the receivables would be purchased. As of December 31, 2004, there were no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

      CIT has entered into aerospace commitments to purchase commercial aircraft from both Airbus Industrie and The Boeing Company. The commitment amounts detailed in the table are based on appraised values, actual amounts will vary based upon market factors at the time of delivery. The remaining units to be purchased are 43, with 18 to be completed in 2005. Lease commitments are in place for fourteen of the eighteen units to be delivered in 2005. The order amount excludes CIT's options to purchase additional aircraft.

                         CIT GROUP INC. AND SUBSIDIARIES

      Outstanding commitments to purchase equipment to be leased to customers, other than the aircraft detailed above, relates primarily to rail equipment. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $495.4 million, approximately $31 million per year through 2010 and declining thereafter through 2024, which is more than offset by CIT's re-lease of the assets, contingent on its ability to maintain railcar usage. In conjunction with this sale-leaseback transaction, CIT has guaranteed all obligations of the related consolidated lessee entity.

      CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 25 -- Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT's subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies.

Note 18 -- Lease Commitments

      The following table presents future minimum rentals under noncancellable long-term lease agreements for premises and equipment at December 31, 2004 ($ in millions).

Years Ended December 31,                                                 Amount
------------------------                                                 ------
      2005...........................................................    $ 46.7
      2006...........................................................      38.5
      2007...........................................................      30.5
      2008...........................................................      25.5
      2009...........................................................       5.0
      Thereafter.....................................................       3.6
                                                                         ------
      Total..........................................................    $149.8
                                                                         ======

      In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to rent escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $32.1 million due in the future under noncancellable subleases.

      Rental expense, net of sublease income on premises and equipment, was as follows ($ in millions).

                                                        Three
                          Year Ended    Year Ended   Months Ended   Year Ended
                         December 31,  December 31,  December 31,  September 30,
                             2004          2003          2002          2002
                         ------------  ------------  ------------  -------------
Premises...............      $31.8        $34.0        $ 9.2         $38.4
Equipment..............        8.4          9.3          2.1           8.4
Less sublease income...       (9.1)        (9.4)        (1.8)         (9.0)
                             -----        -----        -----         -----
Total..................      $31.1        $33.9        $ 9.5         $37.8
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


                                                                 December 31, 2004         December 31, 2003
                                                                 Asset/(Liability)         Asset/(Liability)
                                                              ----------------------     ----------------------
                                                              Carrying     Estimated     Carrying    Estimated
                                                                Value     Fair Value       Value    Fair Value
                                                              --------    ----------     --------   ----------
Finance receivables-loans(1)..............................    $27,080.8     $27,186.5    $24,620.1   $24,711.3
Finance receivables-held for sale.........................      1,640.8       1,640.8        918.3       918.3
Retained interest in securitizations and
   other investments(2)...................................      1,228.2       1,228.2      1,380.8     1,380.8
Other assets(3)...........................................      1,133.5       1,133.5      1,287.8     1,287.8
Commercial paper(4).......................................     (4,210.9)     (4,210.9)    (4,173.9)   (4,173.9)
Variable-rate senior notes (including accrued
   interest payable)(5)...................................    (11,576.2)    (11,635.3)    (9,428.9)   (9,440.5)
Fixed-rate senior notes (including accrued
   interest payable)(5)...................................    (22,037.2)    (22,659.1)   (20,123.7)  (21,060.9)
Preferred capital securities (including accrued
   interest payable)(6)...................................       (261.3)       (280.3)      (263.0)     (286.4)
Credit balances of factoring clients and other
   liabilities(7)                                               6,025.1       6,025.1     (6,318.7)   (6,318.7)
Derivative financial instruments(8):
   Interest rate swaps, net...............................        (17.2)        (17.2)       (36.1)      (36.1)
   Cross-currency swaps, net..............................        369.9         369.9        254.3       254.3
   Foreign exchange forwards, net.........................       (161.8)       (161.8)      (216.0)     (216.0)
   Credit default swaps, net..............................          5.4           5.4           --           --
   Treasury locks.........................................          0.2           0.2           --           --

--------------------------------------------------------------------------------
(1) The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 3.90% to 8.65% for December 31, 2004 and 4.63% to 7.36% for December 31, 2003. The maturities used represent the average contractual maturities adjusted for prepayments. For floating-rate loans that reprice frequently and have no significant change in credit quality, fair value approximates carrying value. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $7.4 billion at December 31, 2004 and $6.0 billion at December 31, 2003.
(2) Fair values of retained interests in securitizations are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates. Other investment securities actively traded in a secondary market were valued using quoted available market prices.
(3) Other assets subject to fair value disclosure include accrued interest receivable, certain investment securities and miscellaneous other assets. The carrying amount of accrued interest receivable approximates fair value. The carrying value of other assets not subject to fair value disclosure totaled $1.6 billion at December 31, 2004 and $2.0 billion at December 31, 2003.
(4) The estimated fair value of commercial paper approximates carrying value due to the relatively short maturities.
(5) The difference between the carrying value of fixed-rate senior notes, variable rate senior notes and preferred capital securities and the corresponding balances reflected in the consolidated balance sheets is accrued interest payable. These amounts are excluded from the other liabilities balances in this table. Fixed-rate notes were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 2.74% to 6.03% at December 31, 2004 and 1.54% to 6.32% at December 31, 2003.
(6) Preferred capital securities were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar issuances at the end of the year.
(7) The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Other liabilities include accrued liabilities and deferred federal income taxes. Accrued liabilities and payables with no stated maturities have an estimated fair value that approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $0.9 billion and $0.6 billion December 31, 2004 and 2003, respectively.
(8) CIT enters into derivative financial instruments for hedging economic exposures only. The estimated fair values are calculated internally using market data and represent the net amount receivable or payable to terminate the agreement, taking into account current market rates. See
      Note 9 -- "Derivative Financial Instruments" for notional principal amounts associated with the instruments.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 20 -- Certain Relationships and Related Transactions

      CIT is a partner with Dell Inc. ("Dell") in Dell Financial Services L.P. ("DFS"), a joint venture that offers financing to Dell's customers. The joint venture provides Dell with financing and leasing capabilities that are complementary to its product offerings and provides CIT with a steady source of new financings. In 2004, CIT and Dell agreed to extend the current agreement beyond October 2005 and to modify certain contractual terms of the relationship. The new agreements provide Dell with the option to purchase CIT's 30% interest in DFS in February 2008 based on a formula tied to DFS profitability, within a range of $100 million to $345 million. CIT has the right to purchase a minimum percentage of DFS's finance receivables on a declining scale through January 2010.

      CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has limited recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income and losses generated by DFS as determined under GAAP are allocated 70% to Dell and 30% to CIT. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell, with one independent director. DFS is not consolidated in CIT's financial statements and is accounted for under the equity method. At December 31, 2004 and 2003, financing and leasing assets related to the DFS program (included in the CIT Consolidated Balance Sheet) were $2.0 billion and $1.4 billion, and securitized assets included in managed assets were $2.5 billion at both periods. In addition to the owned and securitized assets acquired from DFS, CIT's investment in and loans to the joint venture were approximately $267 million and $205 million at December 31, 2004 and 2003.

      CIT also has a joint venture arrangement with Snap-on Incorporated ("Snap-on") that has a similar business purpose and model to the DFS arrangement described above, including credit recourse on defaulted receivables. The agreement with Snap-on extends until January 2006. CIT and Snap-on have 50% ownership interests, 50% board of directors' representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT's financial statements. At both December 31, 2004 and 2003, the related financing and leasing assets and securitized assets were $1.1 billion and $0.1 billion, respectively. In addition to the owned and securitized assets purchased from the Snap-on joint venture, CIT's investment in and loans to the joint venture were approximately $16 million and $17 million at both December 31, 2004 and 2003. Both the Snap-on and the Dell joint venture arrangements were acquired in a 1999 acquisition.

      Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce ("CIBC") in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT's financial statements and is accounted for under the equity method. As of December 31, 2004 and 2003, CIT's investment in and loans to the joint venture were $191 million and $119 million.

      CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT's interests in certain of these entities were acquired by CIT in November 1999, and others were subsequently entered into in the normal course of business. At December 31, 2004 and 2003, other assets included $19 million and $21 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

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

                         CIT GROUP INC. AND SUBSIDIARIES

      Segment reporting was modified in two ways in 2004. First, in order to better align with the market place and improve efficiency, the former Structured Finance segment was merged with Capital Finance, and at the same time the telecommunications and media portfolio was moved to the Business Credit unit of Commercial Finance. Secondly, the Specialty Finance -- consumer unit, consisting primarily of home lending and other loans to consumers, was broken out as a separate segment. All prior periods have been conformed to these changes and this updated presentation is consistent with the reporting to management during 2004.

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

Types of Products and Services

      CIT has five reportable segments: Specialty Finance -- commercial, Specialty Finance -- consumer, Commercial Finance, Equipment Finance and Capital Finance. These segments, other than Commercial Finance, offer secured lending and leasing products to midsize and larger companies across a variety of industries, including aerospace, construction, rail, machine tool, business aircraft, technology, manufacturing and transportation. The Commercial Finance segment offers secured lending and receivables collection as well as other financial products to small and midsize companies. These include secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, debtor-in-possession and turnaround financing. The Specialty Finance -- consumer segment offers home lending products to consumers primarily through a network of brokers and correspondents.

Segment Profit and Assets

      Because CIT generates a majority of its revenue from interest, fees and asset sales, management relies primarily on operating revenues to assess the performance of a segment. CIT also evaluates segment performance based on profit after income taxes, as well as asset growth, credit risk management and other factors.

      Total segment returns were improved in 2004 in comparison to 2003 and included rebounds in Capital Finance and Equipment Finance from disappointing 2003 results. Corporate and Other for 2004 included the reduction to the specific telecommunications reserve for credit losses and the first quarter gain on the call of debt.

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

                         CIT GROUP INC. AND SUBSIDIARIES

      The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement totals and the consolidated managed assets. The selected financial information by business segment presented below is based upon a fixed leverage ratio across business units and the allocation of most corporate expenses. ($ in millions)


                           Specialty  Specialty                                                Corporate
                            Finance    Finance    Commercial Equipment  Capital     Total         and
                          Commercial  Consumer      Finance   Finance   Finance   Segments       Other   Consolidated
                          ----------  --------      -------   -------   -------   --------       -----   ------------
At or for the year ended
December 31, 2004
Operating margin.......   $  792.4    $  147.6     $   673.8  $  219.4   $ 287.6   $ 2,120.8   $   121.7    $ 2,242.5
Income taxes...........      158.9        31.8         183.4      49.5      57.9       481.5         1.7        483.2
Net income (loss)......      268.3        48.9         295.5      77.7     105.0       795.4       (41.8)       753.6
Total financing and
  leasing assets.......   11,172.8     5,374.5      11,780.4   6,924.4   9,908.8    45,160.9          --     45,160.9
Total managed assets...   15,338.3     6,603.2      11,780.4   9,839.9   9,908.8    53,470.6          --     53,470.6
At or for the year ended
December 31, 2003
Operating margin.......   $  721.9    $  120.6     $   578.8  $  148.0   $ 214.4   $ 1,783.7   $    16.1    $ 1,799.8
Income taxes...........      146.8        20.0         156.8      24.6      46.4       394.6       (29.6)       365.0
Net income (loss)......      225.3        35.6         245.0      38.5      72.6       617.0       (50.1)       566.9
Total financing and
  leasing assets.......    9,504.1     2,814.3      11,572.9   6,957.7   9,234.9    40,083.9           --    40,083.9
Total managed assets...   14,062.0     4,681.9      11,572.9  10,183.9   9,234.9    49,735.6           --    49,735.6
At or for the three months
ended December 31, 2002
Operating margin.......   $  189.3    $   27.5     $   163.0  $   64.7    $ 67.0   $   511.5   $   (42.9)   $   468.6
Income taxes...........       41.5         5.6          45.4       8.7      18.5       119.7       (27.7)        92.0
Net income (loss)......       64.9         8.8          71.0      13.4      29.1       187.2       (45.9)       141.3
Total financing and
  leasing assets.......    9,024.1     1,292.7       9,305.2   8,145.2   8,107.5    35,874.7          --     35,874.7
Total managed assets...   13,356.7     3,506.3       9,305.2  12,081.4   8,107.5    46,357.1          --     46,357.1
At or for the year ended
September 30, 2002
Operating margin.......   $  754.0    $  178.1     $   532.4  $  378.7   $ 260.2   $ 2,103.4   $  (322.3)   $ 1,781.1
Income taxes...........      166.4        48.0         140.1      74.3      71.4       500.2      (126.2)       374.0
Net income (loss)......      271.6        78.2         228.5     121.1     116.5       815.9    (7,514.6)    (6,698.7)
Total financing and
  leasing assets.......    8,805.2     1,314.2      10,079.9   8,398.8   7,789.5    36,387.6           --    36,387.6
Total managed assets...   13,539.9     3,430.1      10,079.9  12,782.9   7,789.5    47,622.3           --    47,622.3

      Finance income and other revenues derived from United States based financing and leasing assets were $3,864.4 million, $3,695.2 million, $977.1 million, and $4,284.8 million for the years ended December 31, 2004 and 2003, the three months ended December 31, 2002, and the year ended September 30, 2002, respectively. Finance income and other revenues derived from foreign based financing and leasing assets, were $850.2 million, $944.0 million, $251.7 million, and $990.3 million for the years ended December 31, 2004 and 2003, the three months ended December 31, 2002, and the year ended September 30, 2002, respectively.

Note 22 -- Legal Proceedings

Putative Securities Class Action

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

                         CIT GROUP INC. AND SUBSIDIARIES

      On June 25, 2003, by order of the United States District Court, the lawsuit was consolidated with five other substantially similar suits, all of which had been filed after April 10, 2003 and one of which named as defendants some of the underwriters in the IPO and certain former directors of CIT. Glickenhaus & Co., a privately held investment firm, was named lead plaintiff in the consolidated action. On September 16, 2003, an amended and consolidated complaint was filed. That complaint contained substantially the same allegations as the original complaints. In addition to the foregoing, two similar suits (the "Derivative Suits") were brought by certain shareholders on behalf of CIT against CIT and some of its present and former directors under Delaware corporate law.

      On December 28, 2004, the United States District Court entered an order granting CIT's motion to dismiss the consolidated case. The plaintiff's time to appeal that order expired on January 28, 2005 with no notice of appeal having been filed. The cases against all parties, including the Derivative Suits, have been dismissed.

NorVergence Related Litigation

      On September 9, 2004, Exquisite Caterers v. Popular Leasing et al. ("Exquisite Caterers"), a putative national class action, was filed against 13 financial institutions, including CIT, who had acquired equipment leases ("NorVergence Leases") from NorVergence, Inc., a reseller of telecommunications and Internet services to businesses. The Exquisite Caterers lawsuit is now pending in the Superior Court of New Jersey, Monmouth County. Exquisite Caterers based its complaint on allegations that NorVergence misrepresented the capabilities of the equipment leased to its customers and overcharged for the equipment. The complaint asserts that the NorVergence Leases are unenforceable and seeks rescission, punitive damages, treble damages and attorneys' fees. In addition, putative class action suits in Florida, Illinois, New York, and Texas and several individual suits, all based upon the same core allegations and seeking the same relief, have been filed by NorVergence customers against CIT and other financial institutions.

      On July 14, 2004, the U.S. Bankruptcy Court ordered the liquidation for NorVergence under Chapter 7 of the Bankruptcy Code. Thereafter, the Attorneys General of Florida, New Jersey, New York, Illinois, Massachusetts and Texas commenced investigations of NorVergence and the financial institutions, including CIT, which purchased NorVergence Leases. CIT entered into settlement negotiations with those Attorney Generals and with Attorneys General from several other states, including Pennsylvania and Massachusetts. In December 2004, CIT reached separate settlements with the New York and the New Jersey Attorneys General. Under those settlements, lessees in those states will have an opportunity to resolve all claims by and against CIT by paying a percentage of the remaining balance on their lease. Negotiations with other Attorneys General are continuing. CIT has also been asked by the Federal Trade Commission to produce documents for transactions related to NorVergence. In addition, on February 15, 2005, CIT was served with a subpoena seeking the production of documents in a grand jury proceeding being conducted by the U.S. Attorney for the Southern District of New York in connection with an investigation of transactions related to NorVergence. CIT is in the process of complying with these information requests.

Other Litigation

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

Note 23 -- Goodwill and Intangible Assets

      Goodwill and intangible assets totaled $596.5 million and $487.7 million at December 31, 2004 and 2003, respectively. The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets"

                         CIT GROUP INC. AND SUBSIDIARIES

("SFAS 142"), under which goodwill is no longer amortized but instead is assessed for impairment at least annually. As part of the adoption, the Company allocated its existing goodwill to each of its reporting units as of October 1, 2001. Under the transition provisions of SFAS 142, there was no goodwill impairment as of October 1, 2001.

      During the quarter ended March 31, 2002, CIT's former parent, Tyco, experienced disruptions to its business surrounding its announced break-up plan, downgrades in its credit ratings, and a significant decline in its market capitalization, which caused a disruption in the Company's ability to access capital markets. As a result, management performed impairment analyses during the quarters ended March 31, 2002 and June 30, 2002. These analyses resulted in goodwill impairment charges of $4.513 billion and $1.999 billion for the quarters ended March 31, 2002 and June 30, 2002, respectively. Management performed a goodwill impairment analysis as of October 1, 2004, which indicated that the fair value of goodwill was in excess of the carrying value. Therefore, additional impairment charges were not necessary.

      The following table summarizes goodwill balances by segment ($ in millions):

                                           Specialty
                                           Finance --    Commercial
                                           commercial      Finance       Total
                                           ----------      -------       -----
Balance at December 31, 2002............      $14.0        $370.4       $384.4
Severance reduction.....................       (1.3)           --         (1.3)
                                              -----        ------       ------
Balance at December 31, 2003............       12.7         370.4        383.1
Acquisitions ...........................       49.6            --         49.6
                                              -----        ------       ------
Balance at December 31, 2004............      $62.3        $370.4       $432.7
                                              =====        ======       ======

      The increase in Specialty Finance goodwill during 2004 was largely due to the Western European vendor finance and leasing business acquisition. The downward revision to severance liabilities during 2003 was related to Specialty Finance restructuring activities and was recorded as a reduction to goodwill, as the severance liability was established in conjunction with Tyco acquisition purchase accounting adjustments.

      Other intangible assets, net are comprised primarily of acquired customer relationships, proprietary computer software and related transaction processes, and are included in Goodwill and Intangible Assets on the Consolidated Balance Sheets. The following table summarizes intangible assets balances, net by segment ($ in millions):

                                           Specialty
                                           Finance --    Commercial
                                           commercial      Finance       Total
                                           ----------      -------       -----
Balance at December 31, 2002...........      $  --         $ 16.5       $ 16.5
Additions..............................         --           93.0         93.0
Amortization...........................         --           (4.9)        (4.9)
                                             -----         ------       ------
Balance at December 31, 2003...........         --          104.6        104.6
Additions..............................       72.1            0.4         72.5
Amortization...........................       (4.1)          (9.2)       (13.3)
                                             -----         ------       ------
Balance at December 31, 2004...........      $68.0         $ 95.8       $163.8
                                             =====         ======       ======

      The increase in other intangible assets during the 2004 was due primarily to customer relationships acquired in the Western European vendor finance and leasing business acquisition and in a purchase of a technology leasing business. The increase during 2003 was due to customer relationships acquired in the purchase of two factoring businesses.

      Other intangible assets are being amortized over their corresponding respective lives ranging from five to twenty years in relation to revenue streams where applicable. Accumulated amortization totaled $23.7 million and $10.4 million at December 31, 2004 and 2003, respectively. The projected amortization for the years ended December 31, 2005 through December 31, 2009 is:
$20.8 million for 2005; $19.7 million for 2006; and $16.4 million for 2007, and $16.3 million each for 2008 and 2009.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 24 -- Severance and Facility Restructuring Reserves

      The following table summarizes previously established purchase accounting liabilities (pre-tax) related to severance of employees and closing facilities, as well as 2004 restructuring activities ($ in millions):


                                                      Severance                  Facilities
                                                ----------------------     ----------------------
                                                Number of                   Number of                   Total
                                                Employees      Reserve     Facilities     Reserve     Reserves
                                                ---------      -------     ----------     -------     --------
Balance December 31, 2003...................         43         $ 2.3           12        $ 7.2       $  9.5
2004 additions..............................        175          15.2            6          4.5         19.7
2004 utilization............................        (89)         (5.3)          (3)        (6.0)       (11.3)
                                                    ---         -----           --        -----       ------
Balance December 31, 2004...................        129         $12.2           15        $ 5.7       $ 17.9
                                                    ===         =====           ==        =====       ======

      The reserves as of December 31, 2003 relate largely to the restructuring of the European operations and include amounts payable within the next year to individuals who chose to receive payments on a periodic basis and shortfalls in sublease transactions, which will be utilized over the remaining lease terms, generally 5 years.

      The additions to restructuring reserves in 2004 relate to two initiatives:
(1) the second quarter combination of the former Structured Finance with Capital Finance and a back office restructuring in Commercial Finance ($4.1 million) and
(2) the third quarter acquisition of a Western European vendor finance and leasing business ($15.6 million). Costs related to the Capital Finance combination were included in current period earnings, while restructuring liabilities related to the vendor finance and leasing business acquisition were established under purchase accounting in conjunction with fair value adjustments to purchased assets and liabilities.

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


                                                                     CIT
              CONSOLIDATING                  CIT       Capita     Holdings     Other
             BALANCE SHEETS              Group Inc.  Corporation     LLC    Subsidiaries Eliminations     Total
             --------------              ----------  -----------  --------  ------------ ------------     -----
December 31, 2004
ASSETS
Net finance receivables ............   $   1,121.1  $  3,129.8  $  1,682.7  $  28,497.4  $       --    $  34,431.0
Operating lease equipment, net .....            --       517.9       130.8      7,642.2          --        8,290.9
Finance receivables held for sale ..            --       122.4        72.0      1,446.4          --        1,640.8
Cash and cash equivalents ..........       1,311.4       670.8       127.5        100.5          --        2,210.2
Other assets .......................       9.536.8      (278.9)      316.2      1,019.4    (6,055.1)       4,538.4
                                       -----------  ----------  ----------  -----------  ----------    -----------
  Total Assets .....................   $  11,969.3  $  4,162.0  $  2,329.2  $  38,705.9  $ (6,055.1)   $  51,111.3
                                       ===========  ==========  ==========  ===========  ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ...............................   $  34,699.1  $    487.8  $  1,383.8  $   1,154.1  $       --    $  37,724.8
Credit balances of factoring clients            --          --          --      3,847.3          --        3,847.3
Accrued liabilities and payables ...     (28,784.9)    3,184.5      (591.3)    29,635.4          --        3,443.7
                                       -----------  ----------  ----------  -----------  ----------    -----------
   Total Liabilities ...............       5,914.2     3,672.3       792.5     34,636.8          --       45,015.8
Minority interest ..................            --          --          --         40.4          --           40.4
Total Stockholders' Equity .........       6,055.1       489.7     1,536.7      4,028.7    (6,055.1)       6,055.1
                                       -----------  ----------  ----------  -----------  ----------    -----------
  Total Liabilities and
  Stockholders' Equity .............   $  11,969.3  $  4,162.0  $  2,329.2  $  38,705.9  $ (6,055.1)   $  51,111.3
                                       ===========  ==========  ==========  ===========  ==========    ===========
December 31, 2003
ASSETS

Net finance receivables ............   $   1,581.3  $  3,755.4  $  1,208.8  $  24,111.0  $       --    $  30,656.5
Operating lease equipment, net .....            --       580.3       146.4      6,888.8          --        7,615.5
Finance receivables held for sale ..            --        80.0       163.8        674.5          --          918.3
Cash and cash equivalents ..........       1,479.9       410.6       227.5       (144.3)         --        1,973.7
Other assets .......................       8,973.6       198.0       174.1      1,227.3    (5,394.2)       5,178.8
                                       -----------  ----------  ----------  -----------  ----------    -----------
  Total Assets .....................   $  12,034.8  $  5,024.3  $  1,920.6  $  32,757.3  $ (5,394.2)   $  46,342.8
                                       ===========  ==========  ==========  ===========  ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ...............................   $  30,551.8  $  1,003.5  $  1,206.1  $     907.2  $       --    $  33,668.6
Credit balances of factoring clients            --          --          --      3,894.6          --        3,894.6
Accrued liabilities and payables ...     (23,911.2)    3,429.8      (631.8)    24,459.6          --        3,346.4
                                       -----------  ----------  ----------  -----------  ----------    -----------
  Total Liabilities ................       6,640.6     4,433.3       574.3     29,261.4          --       40,909.6
Minority interest ..................            --          --          --         39.0          --           39.0
Total Stockholders' Equity .........       5,394.2       591.0     1,346.3      3,456.9    (5,394.2)       5,394.2
                                       -----------  ----------  ----------  -----------  ----------    -----------
  Total Liabilities and
  Stockholders' Equity .............   $  12,034.8  $  5,024.3  $  1,920.6  $  32,757.3  $ (5,394.2)   $  46,342.8
                                       ===========  ==========  ==========  ===========  ==========    ===========

                         CIT GROUP INC. AND SUBSIDIARIES


                                                                      CIT
              CONSOLIDATING                  CIT        Capita      Holdings     Other
          STATEMENTS OF INCOME             Group Inc.  Corporation    LLC     Subsidiaries  Eliminations    Total
          --------------------             ----------  -----------  --------  ------------  ------------    -----
Year Ended December 31, 2004
Finance income .....................       $   38.3     $  703.0    $ 187.5     $2,856.9     $    --       $3,785.7
Interest expense ...................         (150.3)       582.2       10.9        817.3          --        1,260.1
                                           --------     --------    -------     --------     -------       --------
Net finance income .................          188.6        120.8      176.6      2,039.6          --        2,525.6
Depreciation on operating
  lease equipment ..................             --        305.7       43.8        606.5          --          956.0
                                           --------     --------    -------     --------     -------       --------
Net finance margin .................          188.6       (184.9)     132.8      1,433.1          --        1,569.6
Provision for credit losses ........           27.5         46.5       12.0        128.2          --          214.2
                                           --------     --------    -------     --------     -------       --------
Net finance margin, after provision
  for credit losses ................          161.1       (231.4)     120.8      1,304.9          --        1,355.4
Equity in net income of subsidiaries          691.7           --         --           --      (691.7)            --
Other revenue ......................          107.4         68.2       86.9        628.1          --          890.6
Loss on venture capital investments              --           --         --         (3.5)         --           (3.5)
                                           --------     --------    -------     --------     -------       --------
Operating margin ...................          960.2       (163.2)     207.7      1,929.5      (691.7)       2,242.5
Operating expenses .................          167.1         71.7       67.7        739.9          --        1,046.4
Gain on redemption of debt .........             --           --                    41.8          --           41.8
                                           --------     --------    -------     --------     -------       --------
Income (loss) before provision for
  income taxes .....................          793.1       (234.9)     140.0      1,231.4      (691.7)       1,237.9
Provision for income taxes .........          (39.5)        91.1      (54.6)      (480.2)         --         (483.2)
Minority interest, after tax .......             --           --         --         (1.1)         --           (1.1)
                                           --------     --------    -------     --------     -------       --------
Net income (loss)...................       $  753.6     $ (143.8) $    85.4     $  750.1     $(691.7)      $  753.6
                                           ========     ========    =======     ========     =======       ========

Year Ended December 31, 2003
Finance income .....................       $   89.0     $  785.3  $   195.0     $2,660.2     $    --       $3,729.5
Interest expense ...................          (23.3)       303.8        6.6      1,061.6          --        1,348.7
                                           --------     --------    -------     --------     -------       --------
Net finance income .................          112.3        481.5      188.4      1,598.6          --        2,380.8
Depreciation on operating
  lease equipment ..................             --        371.6       68.5        612.9          --        1,053.0
                                           --------     --------    -------     --------     -------       --------
Net finance margin .................          112.3        109.9      119.9        985.7          --        1,327.8
Provision for credit losses ........           36.7         53.1       14.6        282.9          --          387.3
                                           --------     --------    -------     --------     -------       --------
Net finance margin, after provision
  for credit losses ................           75.6         56.8      105.3        702.8          --          940.5
Equity in net income of subsidiaries          481.3           --         --           --      (481.3)            --
Other revenue ......................           60.4        124.8       95.7        666.7          --          947.6
Loss on venture capital investments              --           --         --        (88.3)         --          (88.3)
                                           --------     --------    -------     --------     -------       --------
Operating margin ...................          617.3        181.6      201.0      1,281.2      (481.3)       1,799.8
Operating expenses .................           28.0        168.9       90.3        625.7          --          912.9
Gain on redemption of debt .........             --           --         --         50.4          --           50.4
                                           --------     --------    -------     --------     -------       --------
Income before provision for
  income taxes .....................          589.3         12.7      110.7        705.9      (481.3)         937.3
Provision for income taxes .........          (22.4)        (5.0)     (43.2)      (294.4)         --         (365.0)
Dividends on preferred capital
  securities, after tax ............             --           --         --         (5.4)         --           (5.4)
                                           --------     --------    -------     --------     -------       --------
Net income .........................       $  566.9     $    7.7  $    67.5     $  406.1     $(481.3)      $  566.9
                                           ========     ========    =======     ========     =======       ========

                         CIT GROUP INC. AND SUBSIDIARIES


                                                                         CIT
              CONSOLIDATING                 CIT          Capita        Holdings     Other
          STATEMENTS OF INCOME            Group Inc.   Corporation       LLC     Subsidiaries  Eliminations    Total
          --------------------            ----------   -----------    --------   ------------  ------------    -----
Three Months Ended December 31, 2002
Finance income .....................      $    32.9      $  224.5      $ 50.6     $   663.7      $     --     $   971.7
Interest expense ...................           33.4          73.9        (1.1)        243.3            --         349.5
                                          ---------      --------      ------     ---------      --------     ---------
Net finance income .................           (0.5)        150.6        51.7         420.4            --         622.2
Depreciation on operating
  lease equipment ..................             --         105.0        21.6         150.7            --         277.3
                                          ---------      --------      ------     ---------      --------     ---------
Net finance margin .................           (0.5)         45.6        30.1         269.7            --         344.9
Provision for credit losses ........           18.8           8.9         2.4         103.3            --         133.4
                                          ---------      --------      ------     ---------      --------     ---------
Net finance margin, after provision
  for credit losses ................          (19.3)         36.7        27.7         166.4            --         211.5
Equity in net income of subsidiaries          144.1            --          --            --        (144.1)           --
Other revenue ......................            4.1          46.1        23.5         189.8            --         263.5
Loss on venture capital investments              --            --          --          (6.4)           --          (6.4)
                                          ---------      --------      ------     ---------      --------     ---------
Operating margin ...................          128.9          82.8        51.2         349.8        (144.1)        468.6
Operating expenses .................            6.9          35.1        24.7         165.9            --         232.6
                                          ---------      --------      ------     ---------      --------     ---------
Income before provision for
  income taxes .....................          122.0          47.7        26.5         183.9        (144.1)        236.0
Provision for income taxes .........           19.3         (18.6)      (14.2)        (78.5)           --         (92.0)
Dividends on preferred capital
  securities, after tax ............             --            --          --          (2.7)           --          (2.7)
                                          ---------      --------      ------     ---------      --------     ---------
Net income .........................      $   141.3      $   29.1      $ 12.3     $   102.7      $ (144.1)    $   141.3
                                          =========      ========      ======     =========      ========     =========

Year Ended September 30, 2002
Finance income .....................      $   200.4      $1,050.1      $233.2     $ 2,859.1      $     --     $ 4,342.8
Interest expense ...................          (54.9)        401.3         4.8       1,113.5            --       1,464.7
                                          ---------      --------      ------     ---------      --------     ---------
Net finance income .................          255.3         648.8       228.4       1,745.6            --       2,878.1
Depreciation on operating
  lease equipment ..................             --         503.0       105.5         632.5            --       1,241.0
                                          ---------      --------      ------     ---------      --------     ---------
Net finance margin .................          255.3         145.8       122.9       1,113.1            --       1,637.1
Provision for credit losses ........          308.3         197.9        24.9         257.2            --         788.3
                                          ---------      --------      ------     ---------      --------     ---------
Net finance margin, after provision
  for credit losses ................          (53.0)        (52.1)       98.0         855.9            --         848.8
Equity in net income of subsidiaries          130.9            --          --            --        (130.9)           --
Other revenue ......................           20.7         124.0        93.0         734.9            --         972.6
Loss on venture capital investments              --            --          --         (40.3)           --         (40.3)
                                          ---------      --------      ------     ---------      --------     ---------
Operating margin ...................           98.6          71.9       191.0       1,550.5        (130.9)      1,781.1
Operating expenses .................        6,562.6         188.7        65.9       1,278.1            --       8,095.3
                                          ---------      --------      ------     ---------      --------     ---------
Gain on redemption of debt .........
Income (loss) before provision for
  income taxes .....................       (6,464.0)       (116.8)      125.1         272.4        (130.9)     (6,314.2)
Provision for income taxes .........         (234.7)         45.6       (48.8)       (136.1)           --        (374.0)
Dividends on preferred capital
  securities, after tax ............             --            --          --         (10.5)           --         (10.5)
                                          ---------      --------      ------     ---------      --------     ---------
Net income (loss) ..................      $(6,698.7)     $  (71.2)     $ 76.3     $   125.8      $ (130.9)    $(6,698.7)
                                          =========      ========      ======     =========      ========     =========

                         CIT GROUP INC. AND SUBSIDIARIES


                                                                             CIT
              CONSOLIDATING                       CIT        Capita        Holdings       Other
         STATEMENT OF CASH FLOWS              Group Inc.   Corporation       LLC      Subsidiaries  Eliminations        Total
         -----------------------              ----------   -----------       ---      ------------  ------------        -----
Year Ended December 31, 2004
Cash Flows From Operating Activities:
Net cash flows provided
  by (used for) operations .............     $ (1,110.9)   $  1,012.5    $    116.1    $  1,600.0    $       --    $  1,617.7
                                             ----------    ----------    ----------    ----------    ----------    ----------
Cash Flows From Investing Activities:
Net decrease (increase) in financing and
  leasing assets .......................          433.0         366.0        (389.4)     (5,505.9)           --      (5,096.3)
Decrease in inter-company loans
  and investments ......................       (3,527.0)           --            --            --       3,527.0            --
Other ..................................                                                     41.6            --          41.6
                                             ----------    ----------    ----------    ----------    ----------    ----------
Net cash flows (used for) provided by
  investing activities .................       (3,094.0)        366.0        (389.4)     (5,464.3)      3,527.0      (5,054.7)
                                             ----------    ----------    ----------    ----------    ----------    ----------
Cash Flows From Financing Activities:
Net increase (decrease) in debt ........        4,147.3        (515.7)        177.7          42.0            --       3,851.3
Inter-company financing ................             --        (602.6)         (4.4)      4,134.0      (3,527.0)           --
Cash dividends paid ....................         (110.9)                                       --            --        (110.9)
Other ..................................                                                    (66.9)           --         (66.9)
                                             ----------    ----------    ----------    ----------    ----------    ----------
Net cash flows provided by
  (used for) financing activities ......        4,036.4      (1,118.3)        173.3       4,109.1      (3,527.0)      3,673.5
                                             ----------    ----------    ----------    ----------    ----------    ----------
Net increase (decrease) in cash and
  cash equivalents .....................         (168.5)        260.2        (100.0)        244.8            --         236.5
Cash and cash equivalents,
  beginning of period ..................        1,479.9         410.6         227.5        (144.3)           --       1,973.7
                                             ----------    ----------    ----------    ----------    ----------    ----------
Cash and cash equivalents, end of period     $  1,311.4    $    670.8    $    127.5    $    100.5    $       --    $  2,210.2
                                             ==========    ==========    ==========    ==========    ==========    ==========

Year Ended December 31, 2003
Cash Flows From Operating Activities:
Net cash flows provided
  by operations ........................     $    224.4    $    629.7    $    386.6    $  1,241.5    $       --    $  2,482.2
                                             ----------    ----------    ----------    ----------    ----------    ----------
Cash Flows From Investing Activities:
Net increase in financing and
  leasing assets .......................         (982.4)       (338.2)       (416.4)     (2,560.4)           --      (4,297.4)
Decrease in inter-company loans
  and investments ......................       (1,534.9)           --            --            --       1,534.9            --
Other ..................................             --            --            --          14.8            --          14.8
                                             ----------    ----------    ----------    ----------    ----------    ----------
Net cash flows (used for)
  investing activities .................       (2,517.3)       (338.2)       (416.4)     (2,545.6)      1,534.9      (4,282.6)
                                             ----------    ----------    ----------    ----------    ----------    ----------
Cash Flows From Financing Activities:
Net increase (decrease) in debt ........        2,461.9        (812.2)       (709.1)        902.3            --       1,842.9
Inter-company financing ................             --         700.2         672.7         162.0      (1,534.9)           --
Cash dividends paid ....................             --            --            --        (101.8)           --        (101.8)
Other ..................................             --            --            --          (3.6)           --          (3.6)
                                             ----------    ----------    ----------    ----------    ----------    ----------
Net cash flows provided by
  (used for) financing activities ......        2,461.9        (112.0)        (36.4)        958.9      (1,534.9)      1,737.5
                                             ----------    ----------    ----------    ----------    ----------    ----------
Net (decrease) increase in cash and
  cash equivalents .....................          169.0         179.5         (66.2)       (345.2)           --         (62.9)
Cash and cash equivalents,
  beginning of period ..................        1,310.9         231.1         293.7         200.9            --       2,036.6
                                             ----------    ----------    ----------    ----------    ----------    ----------
Cash and cash equivalents, end of period     $  1,479.9    $    410.6    $    227.5    $   (144.3)   $       --    $  1,973.7
                                             ==========    ==========    ==========    ==========    ==========    ==========

                         CIT GROUP INC. AND SUBSIDIARIES


                                                                             CIT
              CONSOLIDATING                       CIT        Capita        Holdings      Other
         STATEMENT OF CASH FLOWS              Group Inc.   Corporation       LLC     Subsidiaries  Eliminations      Total
         -----------------------              ----------   -----------     --------  ------------  ------------      -----
Three Months Ended December 31, 2002
Cash Flows From Operating Activities:
Net cash flows provided
  by operations ........................     $ (2,191.1)   $    115.1    $   51.5    $  2,443.0    $       --    $    418.5
                                             ----------    ----------   ---------    ----------    ----------    ----------
Cash Flows From Investing Activities:
Net decrease (increase) in financing and
  leasing assets .......................          212.8      (1,062.8)      (43.6)      1,076.7            --         183.1
Decrease in inter-company loans
  and investments ......................        2,217.4            --          --            --      (2,217.4)           --
Other ..................................             --            --          --          (4.3)           --          (4.3)
                                             ----------    ----------   ---------    ----------    ----------    ----------
Net cash flows (used for) provided by
  investing activities .................        2,430.2      (1,062.8)      (43.6)      1,072.4      (2,217.4)        178.8
                                             ----------    ----------   ---------    ----------    ----------    ----------
Cash Flows From Financing Activities:
Net (decrease) increase in debt ........         (666.0)        (42.3)      (30.8)        (70.6)           --        (809.7)
Inter-company financing ................             --         995.3       (13.7)     (3,199.0)      2,217.4            --
Cash dividends paid ....................             --            --          --         (25.4)           --         (25.4)
                                             ----------    ----------   ---------    ----------    ----------    ----------
Net cash flows (used for)
  provided by financing activities .....         (666.0)        953.0       (44.5)     (3,295.0)      2,217.4        (835.1)
                                             ----------    ----------   ---------    ----------    ----------    ----------
Net (decrease) increase in cash and
  cash equivalents .....................         (426.9)          5.3       (36.6)        220.4            --        (237.8)

Cash and cash equivalents,
  beginning of period ..................        1,737.8         225.8       330.3         (19.5)           --       2,274.4
                                             ----------    ----------   ---------    ----------    ----------    ----------
Cash and cash equivalents,
  end of period ........................     $  1,310.9    $    231.1    $  293.7    $    200.9    $       --    $  2,036.6
                                             ==========    ==========   =========    ==========    ==========    ==========

Year Ended September 30, 2002
Cash Flows From Operating Activities:
Net cash flows provided by
  (used for) operations ................     $    334.7    $   (298.1)   $ (688.2)   $  1,785.9    $       --    $  1,134.3
                                             ----------    ----------    --------    ----------      --------    ----------
Cash Flows From Investing Activities:
Net decrease in financing
  and leasing assets ...................          662.0         211.9       721.3       1,040.6            --       2,635.8
Decrease in intercompany loans and
  investments ..........................        1,008.3            --          --            --      (1,008.3)           --
Other ..................................             --            --          --         (52.5)           --         (52.5)
                                             ----------    ----------    --------    ----------      --------    ----------
Net cash flows provided by
  investing activities .................        1,670.3         211.9       721.3         988.1      (1,008.3)      2,583.3
                                             ----------    ----------    --------    ----------      --------    ----------
Cash Flows From Financing Activities:
Net (decrease) increase in debt ........       (1,885.3)     (1,021.2)      175.3        (698.1)           --      (3,429.3)
Intercompany financing .................             --       1,226.2       117.7      (2,352.2)      1,008.3            --
Capital contributions from former parent          923.5            --          --            --            --         923.5
Proceeds from issuance of common stock .          254.6            --          --            --            --         254.6
Net cash flows (used for) provided by        ----------    ----------    --------    ----------      --------    ----------
  financing activities .................         (707.2)        205.0       293.0      (3,050.3)      1,008.3      (2,251.2)
                                             ----------    ----------    --------    ----------      --------    ----------
Net increase (decrease) in cash and
cash equivalents .......................        1,297.8         118.8       326.1        (276.3)           --       1,466.4
Cash and cash equivalents,
  beginning of period ..................          440.0         107.0         4.2         256.8            --         808.0
                                             ----------    ----------    --------    ----------      --------    ----------
Cash and cash equivalents,                   $  1,737.8    $    225.8    $  330.3    $    (19.5)   $       --    $  2,274.4
  end of period ........................     ==========    ==========   =========    ==========    ==========    ==========



                         CIT GROUP INC. AND SUBSIDIARIES

Note 26 -- Selected Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data are presented below ($ in millions, except per share data).

                                                                          Year Ended December 31, 2004
                                                                    ------------------------------------------
                                                                     First     Second       Third      Fourth
                                                                    Quarter    Quarter     Quarter     Quarter
                                                                    -------    -------     -------     -------
Net finance margin.............................................     $370.4      $378.9      $402.0     $418.3
Provision for credit losses....................................       85.6        65.7        60.2        2.7
Other revenue..................................................      230.4       233.5       212.5      214.2
Net gain (loss) on venture capital investments.................        0.7         3.0         4.2      (11.4)
Salaries and general operating expenses........................      247.3       260.3       256.7      282.1
Net gain on debt call..........................................       41.8          --          --        --
Provision for income taxes.....................................     (121.1)     (112.8)     (117.7)    (131.6)
Minority interest after tax....................................         --          --        (0.2)      (0.9)
Net income.....................................................     $189.3      $176.6      $183.9     $203.8
Net income per diluted share...................................     $ 0.88      $ 0.82      $ 0.86     $ 0.95


                                                                          Year Ended December 31, 2003
                                                                    ------------------------------------------
                                                                     First     Second       Third      Fourth
                                                                    Quarter    Quarter     Quarter     Quarter
                                                                    -------    -------     -------     -------
Net finance margin.............................................     $305.7      $332.5      $335.1     $354.5
Provision for credit losses....................................      103.0       100.6        82.9      100.8
Other revenue..................................................      239.9       229.7       232.0      246.0
Net loss on venture capital investments........................       (4.4)      (12.1)      (11.3)     (60.5)
Salaries and general operating expenses........................      225.6       220.5       230.3      236.5
Net gain on debt call..........................................         --          --          --       50.4
Provision for income taxes.....................................      (82.9)      (89.3)      (94.6)     (98.2)
Dividends on preferred capital
   securities, after tax.......................................       (2.7)       (2.7)         --         --
Minority interest after tax....................................         --        (0.1)       (0.2)       0.3
Net income.....................................................     $127.0      $136.9      $147.8     $155.2
Net income per diluted share...................................     $ 0.60      $ 0.65      $ 0.69     $ 0.72


                                                                           Year Ended September 30, 2002
                                                                    -------------------------------------------
                                                     Three Months
                                                        Ended
                                                     December 31,    First     Second       Third      Fourth
                                                         2002       Quarter    Quarter     Quarter     Quarter
                                                     ------------   -------    -------     -------     -------
Net finance margin...................................   $344.9      $483.9     $ 442.5      $ 348.1     $362.6
Provision for credit losses..........................    133.4       112.9       195.0        357.7      122.7
Other revenue........................................    263.5       242.5       237.4        247.5      245.2
Net (loss) gain on venture capital investment........     (6.4)        2.6        (5.3)        (1.4)     (36.2)
Salaries and general operating expenses..............    232.6       235.1       228.5        230.0      227.4
Interest expense -- TCH..............................      --         76.3       305.0        281.3        --
Goodwill impairment..................................      --           --     4,512.7      1,999.0        --
Provision for income taxes...........................    (92.0)     (118.2)      (50.4)      (121.3)     (84.1)
Dividends on preferred capital
   securities, after tax.............................     (2.7)       (2.4)       (2.7)        (2.7)      (2.7)
Net income (loss)....................................   $141.3      $184.1   $(4,619.7)   $(2,397.8)    $134.7
Net income (loss) per diluted share..................   $ 0.67      $ 0.87    $ (21.84)    $ (11.33)    $ 0.64

                         CIT GROUP INC. AND SUBSIDIARIES

Note 27 -- Subsequent Event

      On February 14, 2005, CIT announced the successful completion of its cash tender offer for all outstanding shares of common stock of the Education Lending Group, Inc. (Nasdaq: EDLG). Approximately 98% percent of the outstanding shares of EDLG were tendered to CIT's offer of $19.05 cash per share. Under applicable law, the merger is not subject to the approval of the remaining stockholders of EDLG. All necessary regulatory approvals for the transaction were obtained. On February 17, 2005, EDLG merged with a wholly owned subsidiary of CIT, and the remaining EDLG shareholders received the right to payment of $19.05 per share. Effective upon this merger, EDLG became a wholly owned subsidiary of CIT Group Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report because of the material weakness discussed below.

Management's Report on Internal Control Over Financial Reporting

      Management of CIT is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -- Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the reconciliations of the differences between the tax basis and book basis of each component of the Company's balance sheet with the deferred tax asset and liability accounts. The control deficiency did not result in any adjustments to the 2004 annual or interim consolidated financial statements. However, this control deficiency results in more than a remote likelihood that a material misstatement to the deferred tax asset and liability accounts and income tax provision will not be prevented or detected in the annual or interim consolidated financial statements. Accordingly, management has determined that this condition constitutes a material weakness based on our evaluation under the criteria in Internal Control -- Integrated Framework and concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, due to the aforementioned tax basis balance sheet reconciliation issues.

      Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report (which expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004) which appears on pages 52 through 53.

Income Tax Financial Reporting and Internal Control Changes

      As discussed above, management has determined that the lack of a control to reconcile the difference between the tax basis and book basis of each component of the Company's balance sheet with the deferred tax asset and liability accounts constitutes a material weakness. Management has performed alternative analyses and reconciliations of the income tax balance sheet and income statement accounts and based thereon believes that the 2004 income tax provision is appropriate and that the remediation will not result in a material adjustment to the Company's reported balance sheet or net income as of or for the year ended December 31, 2004.

      In connection with the June 2001 acquisition by Tyco, our income tax compliance, reporting and planning function was transferred to Tyco. This caused a lapse in maintaining, developing and implementing changes to various income tax financial reporting processes that are currently required. Following our 2002 IPO, we classified our tax reporting as a "reportable condition", as defined by standards established by the American Institute of Certified Public Accountants. As previously reported, we have made substantial progress with respect to the reportable condition by hiring and training personnel, rebuilding tax reporting systems, preparing amendments to prior U.S. Federal income tax returns, and implementing processes and controls with respect to income tax reporting and compliance. Throughout 2004, we continued to develop the processes and controls to complete an analysis of our income tax asset and liability accounts, including the refinement of and reconciliation to transactional level detail of book to tax differences.

      As of the end of the period covered by this report, we have not fully remediated the material weakness in the Company's internal control over income tax deferred assets and liabilities. In this regard, we have conducted the following remedial actions:

      o Established a 2005 remediation plan to compute the book to tax basis differences at an asset and liability transactional level, including documentation, testing and periodic updates to senior management and the Audit Committee;

      o Further enhanced, and will continue to enhance, data processing capabilities to automate and better control the calculation of book to tax assets and liabilities at the transactional level; and

      o Continued to develop procedures and processes to prove the changes in the book to tax basis of our assets and liabilities that occur in interim and annual financial reporting periods.

      Other than the changes discussed above, there have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information called for by Item 10 is incorporated by reference from the information under the caption "Election of Directors" and "Election of Directors -- Executive Officers" in our Proxy Statement for our 2005 annual meeting of stockholders.

Item 11. Executive Compensation.

      The information called for by Item 11 is incorporated by reference from the information under the caption "Compensation of Directors and Executive Officers" in our Proxy Statement for our 2005 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information called for by Item 12 is incorporated by reference from the information under the caption "Principal Shareholders" in our Proxy Statement for our 2005 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions.

      The information called for by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for our 2005 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

      The information called for by Item 14 is incorporated by reference from the information under the caption "Appointment of Independent Accountants" in our Proxy Statement for our 2005 annual meeting of stockholders.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

            1.    The following financial statements of CIT and Subsidiaries:

                  Report of Independent Registered Public Accounting Firm

                  Consolidated Balance Sheets at December 31, 2004 and December 31, 2003.

                  Consolidated Statements of Income for the years ended December 31, 2004 and 2003, for the three months ended December 31, 2002 and for the fiscal year ended September 30, 2002.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004 and 2003, for the three months ended December 31, 2002 and for the fiscal year ended September 30, 2002.

                  Consolidated  Statements  of Cash  Flows for the  years  ended
                  December 31, 2004 and 2003, for the three months ended December 31, 2002 and for the fiscal year ended September 30, 2002.

                  Notes to Consolidated Financial Statements

            2. All schedules are omitted because they are not applicable or because the required information appears in the Consolidated Financial Statements or the notes thereto.

      (b)   Exhibits

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

            4.2 Indenture dated as of August 26, 2002 by and among CIT Group Inc., J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.), as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

            4.3 Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (Incorporated by reference to Exhibit 4.4 to Form S-3/A filed by CIT on October 28, 2004).

            4.4 Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of subordinated debt securities (Incorporated by reference to Exhibit 4.5 to Form S-3/A filed by CIT on October 28, 2004).

            4.5 Certain instruments defining the rights of holders of CIT's long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

            4.6 5-Year Credit Agreement, dated as of October 10, 2003 among J.P. Morgan Securities Inc., a joint lead arranger and bookrunner, Citigroup Global Markets Inc., as joint lead arranger and bookrunner, JP Morgan Chase Bank as administrative agent, Bank of America, N.A. as syndication agent, and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.2 to Form 10-Q filed by CIT on November 7, 2003).

            4.7 364-Day Credit Agreement, dated as of April 14, 2004, among CIT Group Inc., the several banks and financial institutions named therein, J.P. Morgan Securities, Inc., and Banc of America Securities LLC, as joint lead arrangers and bookrunners, JP Morgan Chase Bank, as administrative agent, and Bank of America, N.A. and Citibank N.A., as syndication agents and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.2 to Form 10-Q filed by CIT on May 7, 2004).

            4.8 5-Year Credit Agreement, dated as of April 14, 2004, among CIT Group Inc., the several banks and financial institutions named therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and bookrunners, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A., as syndication agents and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on May 7, 2004).

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

            10.4* Employment Agreement for Joseph M. Leone dated as of August 1, 2004 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by CIT on November 9, 2004).

            10.5* Employment Agreement for Thomas B. Hallman dated as of August 1, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by CIT on November 9, 2004).

            10.6* Employment Agreement for Lawrence A. Marsiello dated as of August 1, 2004 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by CIT on November 9, 2004).

            10.7* Employment Agreement for Jeffrey M. Peek dated as of July 22, 2003 (incorporated by reference to Form 10-Q filed by CIT on November 7, 2003).

            10.8* Amendment to Employment Agreement by and among CIT Group Inc. and Jeffrey M. Peek dated as of July 22, 2004 (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed by CIT on November 9, 2004).

            10.9*   Employment  Agreement  by  and  among  CIT  Group  Inc.  and
                    Frederick   E.   Wolfert   dated  as  of   August   1,  2004
                    (Incorporated by reference to Exhibit 10.5 to Form 10-Q filed by CIT on November 9, 2004).

            10.10* 2004 Extension and Funding Agreement dated September 8, 2004, by and among Dell Financial Services L.P., Dell Credit Company L.L.C., DFS-SPV L.P., DFS-GP, Inc., Dell Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS Inc., CIT Communications Finance Corporation, and CIT Credit Group USA Inc. (Incorporated by reference to Form 8-K filed by CIT on September 9, 2004).

            10.11*  Executive  Severance  Plan  (incorporated  by  reference  to
                    Exhibit 10.24 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

            10.12*  Long-Term   Equity   Compensation   Plan   (incorporated  by
                    reference to Form DEF-14A filed April 23, 2003).

            10.13 Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

            10.14 Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

            12.1 CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

            21.1    Subsidiaries of CIT.

            23.1    Consent of PricewaterhouseCoopers LLP.

            24.1    Powers of Attorney.

            31.1 Certification of Jeffrey M. Peek pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

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

            32.1    Certification  of  Jeffrey  M.  Peek  pursuant  to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2    Certification  of  Joseph  M.  Leone  pursuant  to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------
*     Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CIT GROUP INC.

                                   By:          /s/ ROBERT J. INGATO
                                       .........................................
March 7, 2005                                      Robert J. Ingato
                                       Executive Vice President, General Counsel
                                                     and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 7, 2005 in the capacities indicated below.

                         Name                                          Date
                         ----                                          ----
                  /S/ JEFFREY M. PEEK
.....................................................
                    Jeffrey M. Peek
         Chairman and Chief Executive Officer
                      and Director

                    GARY C. BUTLER*
.....................................................
                    Gary C. Butler
                       Director

                 WILLIAM A. FARLINGER*
.....................................................
                 William A. Farlinger
                       Director

                    WILLIAM FREEMAN
.....................................................
                    William Freeman
                       Director

                    THOMAS H. KEAN*
.....................................................
                    Thomas H. Kean
                       Director

                 EDWARD J. KELLY, III*
.....................................................
                 Edward J. Kelly, III
                       Director

                 MARIANNE MILLER PARRS*
.....................................................
                 Marianne Miller Parrs
                       Director

                   TIMOTHY M. RING
.....................................................
                    Timothy M. Ring
                       Director

                      JOHN RYAN*
.....................................................
                       John Ryan
                       Director

                    PETER J. TOBIN*
.....................................................
                    Peter J. Tobin
                       Director

                  LOIS M. VAN DEUSEN*
.....................................................
                  Lois M. Van Deusen
                       Director

                  /S/ JOSEPH M. LEONE
.....................................................
                    Joseph M. Leone
                   Vice Chairman and
               Chief Financial Officer

                 /s/ WILLIAM J. TAYLOR
.....................................................
                   William J. Taylor
        Executive Vice President, Controller and
             Principal Accounting Officer

*By:             /S/ ROBERT J. INGATO
.....................................................
                   Robert J. Ingato
     Executive Vice President, General Counsel
                    and Secretary

      * Original powers of attorney authorizing Robert Ingato, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.

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

      The Annual Report on Form 10-K, including the exhibits and schedules thereto, and other SEC filings, are available free of charge on the Company's Internet site at http://www.cit.com as soon as reasonably practicable after such material is electronically filed with the SEC. Copies of our Corporate Governance Guidelines, the Charters of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee, and our Code of Business Conduct are available, free of charge, on our internet site at http://www.cit.com, and printed copies are available by contacting Investor Relations, 1 CIT Drive, Livingston, NJ 07039 or by telephone at (973) 740-5000.