Form 10-K/A
period 2004-12-31
CIT GROUP INC
filed 2005-03-14
CIK 1171825

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K/A

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act of 1934. Yes |X| No |_|.

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

================================================================================

                                INTRODUCTORY NOTE

This Amendment is being filed to correct the periods referenced in Exhibits 32.1 and 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which were filed as exhibits to CIT Group Inc.'s annual report on Form 10-K for the year ended December 31, 2004. The exhibits, as originally filed, stated that each was being given for the year ended December 31, 2003. The revised exhibits each state that they are being given for the year ended December 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CIT GROUP INC.

                                   By: /s/ ROBERT J. INGATO
                                       -----------------------------------------
March 14, 2005                         Robert J. Ingato
                                       Executive Vice President, General Counsel
                                       and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 14, 2005 in the capacities indicated below.

                  Name                                          Date
                  ----                                          ----

           /S/ JEFFREY M. PEEK                             March 14, 2005
-----------------------------------------
             Jeffrey M. Peek
  Chairman and Chief Executive Officer
              and Director

             GARY C. BUTLER*
-----------------------------------------
             Gary C. Butler
                Director

          WILLIAM A. FARLINGER*
-----------------------------------------
          William A. Farlinger
                Director

             WILLIAM FREEMAN
-----------------------------------------
             William Freeman
                Director

             THOMAS H. KEAN*
-----------------------------------------
             Thomas H. Kean
                Director

          EDWARD J. KELLY, III*
-----------------------------------------
          Edward J. Kelly, III
                Director

         MARIANNE MILLER PARRS*
-----------------------------------------
          Marianne Miller Parrs
                Director

             TIMOTHY M. RING
-----------------------------------------
             Timothy M. Ring
                Director

               JOHN RYAN*
-----------------------------------------
                John Ryan
                Director

             PETER J. TOBIN*
-----------------------------------------
             Peter J. Tobin
                Director

           LOIS M. VAN DEUSEN*
-----------------------------------------
           Lois M. Van Deusen
                Director

           /S/ JOSEPH M. LEONE                             March 14, 2005
-----------------------------------------
             Joseph M. Leone
            Vice Chairman and
         Chief Financial Officer

          /s/ WILLIAM J. TAYLOR                            March 14, 2005
-----------------------------------------
            William J. Taylor
Executive Vice President, Controller and
      Principal Accounting Officer

*By:      /S/ ROBERT J. INGATO                             March 14, 2005
-----------------------------------------
            Robert J. Ingato
Executive Vice President, General Counsel
              and Secretary

* Original powers of attorney authorizing Robert Ingato, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.

                                  Exhibit Index

32.1 Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.