Form 10-Q
period 2005-03-31
CIT GROUP INC
filed 2005-05-06
CIK 1171825

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    Form 10-Q
                                    ---------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 001-31369

                                 CIT Group Inc.
             (Exact name of Registrant as specified in its charter)

                  Delaware                                65-1051192
      (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                Identification Number)

   1211 Avenue of the Americas, New York, New York          10036
(Address of Registrant's principal executive offices)     (Zip Code)

                                 (212) 536-1211
                         (Registrant's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]_____

      Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes |X| No [ ]

     As of April 29, 2005, there were 210,481,259 shares of the Registrant's common stock outstanding.

================================================================================

                         CIT GROUP INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                           Page
                                                                           ----

                         Part I--Financial Information:
Item 1.    Consolidated Financial Statements............................     1
           Consolidated Balance Sheets (Unaudited)......................     1
           Consolidated Statements of Income (Unaudited)................     2
           Consolidated Statements of Stockholders' Equity (Unaudited)..     3
           Consolidated Statements of Cash Flows (Unaudited)............     4
           Notes to Consolidated Financial Statements (Unaudited).......   5-17
Item 2.    Management's Discussion and Analysis of Financial Condition
and           and Results of Operations and
Item 3.    Quantitative and Qualitative Disclosure about Market Risk....   18-41
Item 4.    Controls and Procedures......................................    42

                           Part II--Other Information:
Item 1.    Legal Proceedings............................................    43
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..    43
Item 3.    Default Upon Senior Securities...............................    44
Item 4.    Submission of Matters to a Vote of Security Holders..........    44
Item 5.    Other Information............................................    44
Item 6.    Exhibits.....................................................    44

Signatures .............................................................    45

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                        CIT GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                      ($ in millions -- except share data)

                                                                          March 31,     December 31,
                                                                            2005            2004
                                                                          ---------     ------------
                                   ASSETS
Financing and leasing assets:
   Finance receivables ..............................................     $36,859.6      $35,048.2
   Education lending receivables pledged ............................       4,322.9             --
   Reserve for credit losses ........................................        (620.4)        (617.2)
                                                                          ---------      ---------
   Net finance receivables ..........................................      40,562.1       34,431.0
   Operating lease equipment, net ...................................       8,313.1        8,290.9
   Finance receivables held for sale ................................       1,481.3        1,640.8
Cash and cash equivalents, including $234.4 and $0.0 restricted .....       1,638.1        2,210.2
Retained interest in securitizations and other investments ..........       1,123.2        1,228.2
Goodwill and intangible assets, net .................................         906.4          596.5
Other assets ........................................................       2,756.8        2,713.7
                                                                          ---------      ---------
Total Assets ........................................................     $56,781.0      $51,111.3
                                                                          =========      =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
   Commercial paper .................................................     $ 3,963.0      $ 4,210.9
   Variable-rate senior unsecured notes .............................      11,473.1       11,545.0
   Fixed-rate senior unsecured notes ................................      22,197.0       21,715.1
   Non-recourse, secured borrowings -- education lending ............       4,638.9             --
   Preferred capital securities .....................................         253.3          253.8
                                                                          ---------      ---------
Total debt ..........................................................      42,525.3       37,724.8
Credit balances of factoring clients ................................       4,269.8        3,847.3
Accrued liabilities and payables ....................................       3,619.1        3,443.7
                                                                          ---------      ---------
Total Liabilities ...................................................      50,414.2       45,015.8
                                                                          ---------      ---------
Commitments and Contingencies (Note10)
Minority interest ...................................................          48.8           40.4
Preferred capital securities
Stockholders' Equity:
   Preferred stock: $0.01 par value, 100,000,000 authorized;
     none issued ....................................................            --             --
   Common stock: $0.01 par value, 600,000,000 authorized;
     Issued: 212,119,700 and 212,112,203 ............................           2.1            2.1
     Outstanding: 210,771,309 and 210,440,170
   Paid-in capital, net of deferred compensation of $68.6
     and $39.3 ......................................................      10,654.5       10,674.3
   Accumulated deficit ..............................................      (4,316.5)      (4,499.1)
   Accumulated other comprehensive income / (loss) ..................          31.2          (58.4)
Less: treasury stock, 1,348,391 and 1,672,033 shares, at cost .......         (53.3)         (63.8)
                                                                          ---------      ---------
Total Stockholders' Equity ..........................................       6,318.0        6,055.1
                                                                          ---------      ---------
Total Liabilities and Stockholders' Equity ..........................     $56,781.0      $51,111.3
                                                                          =========      =========

                 See Notes to Consolidated Financial Statements

                         CIT GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    ($ in millions -- except per share data)

                                                             Quarters Ended
                                                                March 31,
                                                         ----------------------
                                                           2005         2004
                                                         ---------    ---------
Finance income ........................................  $ 1,022.0    $   896.9
Interest expense ......................................      394.2        298.0
                                                         ---------    ---------
Net finance income ....................................      627.8        598.9
Depreciation on operating lease equipment .............      237.6        235.8
                                                         ---------    ---------
Net finance margin ....................................      390.2        363.1
Provision for credit losses ...........................       45.3         85.6
                                                         ---------    ---------
Net finance margin after provision for credit losses ..      344.9        277.5
Other revenue .........................................      239.4        230.4
Net gain on venture capital investments ...............       10.8          0.7
                                                         ---------    ---------
Operating margin ......................................      595.1        508.6
                                                         ---------    ---------
Salaries and general operating expenses ...............      261.0        240.0
Gain on redemption of debt ............................         --         41.8
                                                         ---------    ---------
Income before provision for income taxes ..............      334.1        310.4
Provision for income taxes ............................     (122.8)      (121.1)
Minority interest, after tax ..........................       (0.9)          --
                                                         ---------    ---------
Net income ............................................  $   210.4    $   189.3
                                                         =========    =========
Earnings per share
Basic earnings per share ..............................  $    1.00    $    0.89
Diluted earnings per share ............................  $    0.98    $    0.88
Number of shares -- basic (thousands) .................    210,656      211,839
Number of shares -- diluted (thousands) ...............    215,090      215,809
Dividends per common share ............................  $    0.13    $    0.13

                 See Notes to Consolidated Financial Statements

                         CIT GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                                 ($ in millions)

                                                                                                  Accumulated
                                                                                                     Other           Total
                                           Common     Paid-in      Treasury       Accumulated    Comprehensive   Stockholders
                                            Stock     Capital        Stock          Deficit      Income/(Loss)      Equity
                                           ------    ---------     --------       -----------    -------------   ------------
December 31, 2004 ...................       $2.1     $10,674.3      $(63.8)        $(4,499.1)       $(58.4)        $6,055.1
Net income ..........................                                                  210.4                          210.4
Foreign currency translation
   adjustments ......................                                                                 42.6             42.6
Change in fair values of
   derivatives qualifying as cash
   flow hedges ......................                                                                 47.4             47.4
Unrealized loss on equity and
   securitization investments, net ..                                                                 (0.8)            (0.8)
Minimum pension liability
   adjustment .......................                                                                  0.4              0.4
                                                                                                                   --------
Total comprehensive income ..........                                                                                 300.0
                                                                                                                   --------
Cash dividends ......................                                                  (27.8)                         (27.8)
Restricted common stock grants
   amortization .....................                      9.7                                                          9.7
Treasury stock purchased, at cost ...                                (59.3)                                           (59.3)
Exercise of stock option awards .....                    (29.3)       68.8                                             39.5
Employee stock purchase plan
   participation ....................                     (0.2)        1.0                                              0.8
                                            ----     ---------      ------         ---------        ------         --------
March 31, 2005 ......................       $2.1     $10,654.5      $(53.3)        $(4,316.5)       $ 31.2         $6,318.0
                                            ====     =========      ======         =========        ======         ========

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in millions)

                                                                         Quarters Ended
                                                                            March 31,
                                                                    ------------------------
                                                                       2005           2004
                                                                    ---------      ---------
Cash Flows From Operations
Net income ....................................................     $   210.4      $   189.3
Adjustments to reconcile net income to net cash flows
   from operations:
   Depreciation and amortization ..............................         248.3          248.2
   Provision for deferred federal income taxes ................          90.0           95.4
   Provision for credit losses ................................          45.3           85.6
   Gains on equipment, receivable and investment sales ........         (66.6)         (62.5)
   Gain on debt redemption ....................................            --          (41.8)
   Net proceeds from finance receivables held for sale ........         372.5          273.4
   (Increase) decrease in other assets ........................         (48.5)         303.1
   Increase (decrease) in accrued liabilities and payables ....         131.1         (346.6)
   Other ......................................................         (46.5)         (26.0)
                                                                    ---------      ---------
Net cash flows provided by operations .........................         936.0          718.1
                                                                    ---------      ---------

Cash Flows From Investing Activities
Loans extended ................................................     (12,603.0)     (11,743.3)
Collections on loans ..........................................      11,665.3       10,532.9
Proceeds from asset and receivable sales ......................         900.3          798.9
Purchase of finance receivable portfolios .....................        (902.9)        (595.1)
Net increase in short-term factoring receivables ..............        (319.6)        (400.8)
Purchases of assets to be leased ..............................        (326.2)        (268.7)
Acquisitions, net of cash acquired ............................        (152.6)            --
Intangible assets acquired ....................................         (29.0)            --
Other .........................................................          95.5           (1.1)
                                                                    ---------      ---------
Net cash flows (used for) investing activities ................      (1,672.2)      (1,677.2)
                                                                    ---------      ---------

Cash Flows From Financing Activities
Proceeds from the issuance of variable and fixed-rate notes ...      (3,067.0)      (3,011.5)
Repayments of variable and fixed-rate notes ...................       3,675.4        2,804.2
Net (decrease) increase in commercial paper ...................        (247.9)         646.3
Net loans extended -- pledged in conjunction with
   secured borrowings .........................................        (167.9)            --
Net repayments of non-recourse leveraged lease debt ...........           8.6          (61.1)
Cash dividends paid ...........................................         (27.8)         (28.0)
Other .........................................................          (9.3)          (8.0)
                                                                    ---------      ---------

Net cash flows provided by financing activities ...............         164.1          341.9
                                                                    ---------      ---------
Net (decrease) in cash and cash equivalents ...................        (572.1)        (617.2)
Cash and cash equivalents, beginning of period ................       2,210.2        1,973.7
                                                                    ---------      ---------
Cash and cash equivalents, end of period ......................     $ 1,638.1      $ 1,356.5
                                                                    =========      =========

Supplementary Cash Flow Disclosure
Interest paid .................................................     $   367.9      $   287.5
Federal, foreign, state and local income taxes paid, net ......     $    21.7      $    24.7

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 1 -- Summary of Significant Accounting Policies

      CIT Group Inc., a Delaware corporation ("we," "CIT" or the "Company"), is a global commercial and consumer finance company that was founded in 1908. CIT provides financing and leasing capital for consumers and companies in a wide variety of industries, offering vendor, equipment, commercial, factoring, home lending, educational lending and structured financing products. CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region.

      These financial statements, which have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States ("GAAP") and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Financial statements in this Form 10-Q have not been audited by the independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT's financial position and results of operations. Certain prior period amounts have been reclassified to conform to the current presentation.

Education Lending Acquisition

      In February 2005, CIT acquired Education Lending Group, Inc. (EDLG), a specialty finance company principally engaged in providing education loans (primarily U.S. government guaranteed), products and services to students, parents, schools and alumni associations. The shareholders of EDLG received $19.05 per share or approximately $383 million in cash. The acquisition was accounted for under the purchase method, with the acquired assets and liabilities recorded at their estimated fair values as of the February 17, 2005 acquisition date. The assets acquired included approximately $4.4 billion of finance receivables and $287 million of goodwill and intangible assets. The net income impact of the EDLG acquisition for the period of CIT's ownership during the quarter ended March 31, 2005 was immaterial.

      This business is largely funded with "Education Loan Backed Notes," which are accounted for under SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As EDLG retains certain call features with respect to these borrowings, the transactions do not meet the SFAS 140 requirements for sales treatment and are therefore recorded as secured borrowings and are reflected in the Consolidated Balance Sheet as "Education lending receivables pledged" and "Non-recourse, secured borrowings - education lending." Certain cash balances, included in cash and cash equivalents, are restricted in conjunction with these borrowings.

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

                                                              Quarters Ended
                                                                March 31,
                                                            ------------------
                                                             2005        2004
                                                            ------      ------
Net income as reported ..................................   $210.4      $189.3
Stock-based compensation expense --
  fair value method, after tax ..........................     (5.1)       (5.1)
                                                            ------      ------
Pro forma net income ....................................   $205.3      $184.2
                                                            ======      ======
Basic earnings per share as reported ....................   $ 1.00      $ 0.89
Basic earnings per share pro forma ......................   $ 0.97      $ 0.87
Diluted earnings per share as reported ..................   $ 0.98      $ 0.88
Diluted earnings per share pro forma ....................   $ 0.95      $ 0.85

                         CIT GROUP INC. AND SUBSIDIARIES

      For the quarters ended March 31, 2005 and 2004, net income includes $6.1 million and $4.0 million of after-tax compensation cost related to restricted stock awards.

Recent Accounting Pronouncements

      On January 1, 2005, the Company adopted Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 requires acquired loans to be carried at fair value and prohibits the establishment of credit loss valuation reserves at acquisition for loans that have evidence of credit deterioration since origination. The implementation of SOP 03-3 did not have a material financial statement impact.

      In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" ("FAS 123R"). FAS 123R requires the recognition of compensation expense for all stock-based compensation plans as of the beginning of the first annual reporting period that begins after June 15, 2005. The current accounting for employee stock options is most impacted by this new standard, as costs associated with restricted stock awards are already recognized in net income and amounts associated with employee stock purchase plans are not significant. Similar to the proforma amounts disclosed historically, the compensation cost relating to options will be based upon the grant-date fair value of the award and will be recognized over the vesting period. The financial statement impact of adopting FAS 123R is not expected to differ materially from proforma amounts previously disclosed.

      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). Given the lack of clarification of certain provisions and the timing of the Act, FSP 109-2 allows for time beyond the year ended December 31, 2004 (the period of enactment) to evaluate the effect of the Act on plans for reinvestment or repatriation of foreign earnings for purposes of applying income tax accounting under SFAS No. 109. The implementation of FSP 109-2 is not expected to have a material financial statement impact on the Company, as there are no present plans to repatriate foreign earnings.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." On November 7, 2003, certain measurement and classification provisions of SFAS 150, relating to certain mandatorily redeemable non-controlling interests, were deferred indefinitely. The adoption of these delayed provisions, which relate primarily to minority interests associated with finite-lived entities, is not expected to have a material financial statement impact on the Company.

Note 2 -- Earnings Per Share

      Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the denominator and averaged approximately 16.9 million shares and 16.1 million shares for the quarters ended March 31, 2005 and 2004, respectively.

                         CIT GROUP INC. AND SUBSIDIARIES

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented ($ in millions, except per share amounts, which are in whole dollars; weighted-average share balances in thousands):

                                           Quarter Ended March 31, 2005               Quarter Ended March 31, 2004
                                     ---------------------------------------     ---------------------------------------
                                       Income         Shares       Per Share       Income         Shares      Per Share
                                     (Numerator)   (Denominator)     Amount      (Numerator)   (Denominator)    Amount
                                     -----------   -------------   ---------     -----------   -------------   ---------
Basic EPS:
   Income available to
     common stockholders ..........     $210.4        210,656        $1.00          $189.3        211,839        $0.89
Effect of Dilutive Securities:
   Restricted shares ..............         --          1,308                           --            540
   Stock options ..................         --          3,126                           --          3,430
                                        ------        -------                       ------        -------
Diluted EPS .......................     $210.4        215,090        $0.98          $189.3        215,809        $0.88
                                        ======        =======                       ======        =======

Note 3 -- Business Segment Information

      The selected financial information by business segment presented below is based upon the allocation of most corporate expenses. For the quarter ended March 31, 2005, capital is allocated to the segments by applying different leverage ratios to each business unit using market and risk criteria. The capital allocations reflect the relative risk of individual asset classes within segments and range from approximately 2% of managed assets for U.S. government guaranteed loans to approximately 15% of managed assets for longer-term assets such as aerospace and rail. Prior period balances have been adjusted to conform to current period presentation. ($ in millions)

                              Specialty    Specialty                                              Total     Corporate
                              Finance -    Finance -     Commercial    Equipment     Capital     Business      and
                             Commercial     Consumer      Finance       Finance      Finance     Segments     Other     Consolidated
                             ----------     --------     ----------    ---------     -------     --------   ----------  ------------
At and for the Quarter
Ended March 31, 2005
Operating margin ........    $   206.7     $    51.2     $   167.0     $    56.7    $   71.2    $   552.8     $42.3      $   595.1
Income taxes ............         39.2          10.4          43.8          12.7        14.8        120.9       1.9          122.8
Net income (loss) .......         75.1          16.3          73.6          20.3        33.0        218.3      (7.9)         210.4
Total financing and
  leasing assets ........     10,922.5      10,338.1      13,406.2       6,625.0     9,786.9     51,078.7        --       51,078.7
Total managed assets ....     14,792.7      11,469.6      13,406.2       9,339.9     9,786.9     58,795.3        --       58,795.3
At and for the Quarter
Ended March 31, 2004
Operating margin ........    $   195.7     $    30.4     $   153.6     $    48.3    $   55.7    $   483.7     $24.9      $   508.6
Income taxes ............         39.0           5.1          39.4          10.4        12.1        106.0      15.1          121.1
Net income ..............         68.8           8.0          66.6          15.6        25.1        184.1       5.2          189.3
Total financing and
  leasing assets ........      9,583.0       3,465.1      11,652.7       6,871.7     9,449.1     41,021.6        --       41,021.6
Total managed assets ....     13,945.6       5,117.0      11,652.7       9,924.2     9,449.1     50,088.6        --       50,088.6

                         CIT GROUP INC. AND SUBSIDIARIES

Note 4 -- Concentrations

      The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets ($ in millions):

                                                         March 31, 2005           December 31, 2004
                                                      --------------------      --------------------
Geographic
North America:
West ............................................     $10,073.2      19.7%      $ 8,595.3      19.0%
Northeast .......................................       9,823.2      19.3%        8,463.4      18.7%
Midwest .........................................       8,365.2      16.4%        6,907.0      15.3%
Southeast .......................................       7,370.1      14.4%        6,283.3      14.0%
Southwest .......................................       5,325.2      10.4%        4,848.3      10.7%
Canada ..........................................       2,510.4       4.9%        2,483.4       5.5%
                                                      ---------     -----       ---------     -----
Total North America .............................      43,467.3      85.1%       37,580.7      83.2%
Other foreign ...................................       7,611.4      14.9%        7,580.2      16.8%
                                                      ---------     -----       ---------     -----
Total ...........................................     $51,078.7     100.0%      $45,160.9     100.0%
                                                      =========     =====       =========     =====
Industry
Manufacturing(1) ................................     $ 7,522.2      14.7%      $ 6,932.0      15.4%
Retail(2) .......................................       6,669.9      13.1%        5,859.4      13.0%
Consumer based lending -- home lending ..........       5,598.7      11.0%        5,069.8      11.2%
Aerospace -- commercial and regional ............       5,536.5      10.8%        5,512.4      12.2%
Consumer based lending -- education lending .....       4,435.9       8.7%             --        --
Transportation(3) ...............................       2,911.6       5.7%        2,969.6       6.6%
Service industries ..............................       2,751.2       5.4%        2,854.5       6.3%
Consumer based lending -- non-real estate(4) ....       2,362.9       4.6%        2,480.1       5.5%
Wholesaling .....................................       1,813.9       3.5%        1,727.5       3.8%
Construction equipment ..........................       1,680.1       3.3%        1,603.1       3.5%
Communications(5) ...............................       1,190.5       2.3%        1,292.1       2.9%
Automotive Services .............................       1,164.6       2.3%        1,196.3       2.6%
Other (no industry greater than 3.0%)(6) ........       7,440.7      14.6%        7,664.1      17.0%
                                                      ---------     -----       ---------     -----
Total ...........................................     $51,078.7     100.0%      $45,160.9     100.0%
                                                      =========     =====       =========     =====

--------------------------------------------------------------------------------
(1) Includes manufacturers of apparel (3.0%), followed by food and kindred products, transportation equipment, chemical and allied products, textiles, rubber and plastics, industrial machinery and equipment, and other industries.

(2)   Includes retailers of apparel (5.7%) and general merchandise (3.6%).

(3)   Includes  rail,  bus,   over-the-road  trucking  industries  and  business
      aircraft.

(4) Includes receivables from consumers in the Specialty Finance - commercial segment for products in various industries such as computers and related equipment and the remaining manufactured housing portfolio.

(5) Includes $293.5 million and $335.2 million of equipment financed for the telecommunications industry at March 31, 2005 and December 31, 2004, respectively, but excludes telecommunications equipment financed for other industries.

(6) Includes financing and leasing assets in the energy, power and utilities sectors, which totaled $1.0 billion, or 2.1% of total financing and leasing assets at March 31, 2005. This amount includes approximately $703.4 million in project financing and $263.4 million in rail cars on lease.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 5 -- Retained Interests in Securitizations and Other Investments

      The following table details the components of retained interests in securitizations and other investments ($ in millions):

                                                         March 31,  December 31,
                                                           2005        2004
                                                         ---------  ------------
Retained interests in commercial loans:
   Retained subordinated securities ..................   $  372.0    $  446.2
   Interest-only strips ..............................      306.8       292.4
   Cash reserve accounts .............................      300.4       323.4
                                                         --------    --------
   Total retained interests in commercial loans ......      979.2     1,062.0
                                                         --------    --------
Retained interests in consumer loans:(1)
   Retained subordinated securities ..................       76.9        76.6
   Interest-only strips ..............................       14.2        17.0
                                                         --------    --------
   Total retained interests in consumer loans ........       91.1        93.6
                                                         --------    --------
Total retained interests in securitizations ..........    1,070.3     1,155.6
Aerospace equipment trust certificates and other(2) ..       52.9        72.6
                                                         --------    --------
   Total .............................................   $1,123.2    $1,228.2
                                                         ========    ========

--------------------------------------------------------------------------------
(1)   Comprised of amounts related to home lending receivables securitized.

(2) At December 31, 2004 other includes a $4.7 million investment in common stock received as part of a loan work-out of an aerospace account.

Note 6 -- Accumulated Other Comprehensive Income / (Loss)

      The  following   table  details  the  components  of   accumulated   other
comprehensive income / (loss), net of tax ($ in millions):

                                                                             March 31,    December 31,
                                                                               2005           2004
                                                                             ---------    ------------
Changes in fair values of derivatives qualifying as cash flow hedges ....     $20.3          $(27.1)
Foreign currency translation adjustments ................................       5.4           (37.2)
Minimum pension liability adjustments ...................................      (2.3)           (2.7)
Unrealized gain on equity and securitization investments ................       7.8             8.6
                                                                              -----          ------
Total accumulated other comprehensive income (loss) .....................     $31.2          $(58.4)
                                                                              =====          ======

      The changes in fair values of derivatives qualifying as cash flow hedges corresponded to higher market interest rates during the quarter, as these derivatives effectively convert an equivalent amount of variable-rate debt, including commercial paper, to fixed rates of interest. See Note 7 for additional information.

      Total comprehensive income for the quarters ended March 31, 2005 and 2004 was $300.0 million and $134.5 million.

Note 7 -- Derivative Financial Instruments

      As part of managing exposure to interest rate, foreign currency, and, in limited instances, credit risk, CIT, as an end-user, enters into various derivative transactions, all of which are transacted in over-the-counter markets with other financial institutions. Derivatives are utilized to hedge exposures, and not for speculative purposes. To ensure both appropriate use as a hedge and to achieve hedge accounting treatment, whenever possible, substantially all derivatives entered into are designated according to a hedge objective against a specific or forecasted liability or, in limited instances, assets. The notional amounts, rates, indices, and maturities of our derivatives closely match the related terms of the underlying hedged items.

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

                         CIT GROUP INC. AND SUBSIDIARIES

      The components of the adjustment to Accumulated Other Comprehensive Income for derivatives qualifying as hedges of future cash flows are presented in the following table ($ in millions).

                                                                          Fair Value                          Total
                                                                        Adjustments of       Income        Unrealized
                                                                          Derivatives      Tax Effects     Gain (Loss)
                                                                        --------------     -----------     ----------
Balance at December 31, 2004 -- unrealized loss ....................        $(41.3)          $ 14.2          $(27.1)
Changes in fair values of derivatives qualifying
  as cash flow hedges ..............................................          77.7            (30.3)           47.4
                                                                            ------           ------          ------
Balance at March 31, 2005 -- unrealized gain .......................        $ 36.4           $(16.1)         $ 20.3
                                                                            ======           ======          ======

      The unrealized gain as of March 31, 2005, presented in the preceding table, primarily reflects our use of interest rate swaps to convert variable-rate debt to fixed-rate debt, followed by increasing market interest rates. Assuming no change in interest rates, approximately $5.0 million, net of tax, of Accumulated Other Comprehensive Income is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made. The Accumulated Other Comprehensive Income (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining life of the swaps.

      The ineffective amounts, due to changes in the fair value of cash flow hedges, are recorded as either an increase or decrease to interest expense as presented in the following table ($ in millions).

                                                              Increase/Decrease
                                           Ineffectiveness   to Interest Expense
                                           ---------------   -------------------
For the quarter ended March 31, 2005 ...         $1.4             Increase
For the quarter ended March 31, 2004 ...         $0.3             Decrease

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

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability item ($ in millions):

                                                           March 31,     December 31,
                                                             2005           2004
                                                          ---------      ------------
                                                                                         Effectively converts the interest rate on
Floating to fixed-rate swaps -- cash flow hedges ....     $ 3,292.1        $ 3,533.6     an equivalent amount of commercial
                                                                                         paper, variable-rate notes and selected
                                                                                         assets to a fixed rate.

                                                                                         Effectively converts the interest rate on
Fixed to floating-rate swaps -- fair value hedges ...       6,880.3          7,642.6     an equivalent amount of fixed-rate notes
                                                          ---------        ---------     and selected assets to a variable rate.
Total interest rate swaps............................     $10,172.4        $11,176.2
                                                          =========        =========

      In addition to the swaps in the table above, in conjunction with securitizations, at March 31, 2005, CIT has $2.1 billion in notional amount of interest rate swaps outstanding with the related trusts to protect the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $2.1 billion in notional amount at March 31, 2005 to insulate the related interest rate risk.

      CIT also utilizes foreign currency exchange forward contracts and cross-currency swaps to hedge currency risk underlying foreign currency loans to subsidiaries and the net investments in foreign operations. These contracts are designated as foreign currency cash flow hedges or net investment hedges and changes in fair value of these contracts are recorded in other comprehensive income along with the translation gains and losses on the underlying hedged items. CIT utilizes cross currency swaps to hedge currency risk underlying foreign currency debt and selected foreign currency assets. These swaps are designated as foreign currency cash flow hedges or foreign currency fair value hedges and changes in fair value of these contracts are recorded in other comprehensive income (for cash flow hedges), or effectively as a basis adjustment (including the impact of the offsetting adjustment to the carrying value of the hedged item) to the hedged item (for fair value hedges) along with the transaction gains and losses on the underlying hedged items.

                         CIT GROUP INC. AND SUBSIDIARIES

      During 2005 and 2004, CIT entered into credit default swaps, with a combined notional value of $118.0 million and terms of 5 years, to economically hedge certain CIT credit exposures. These swaps do not meet the requirements for hedge accounting treatment and therefore are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income. The fair value adjustment for the quarter ended March 31, 2005 amounted to a $1.2 million pretax loss. CIT also has certain cross-currency swaps (with a combined notional principal of $256 million) and an interest rate swap (basis swap denominated in U.S. dollars with notional principal of $935 million) that was acquired in the education lending acquisition. These instruments economically hedge exposures, but do not qualify for hedge accounting. These derivatives are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income.

Note 8 -- Certain Relationships and Related Transactions

      CIT is a partner with Dell Inc. ("Dell") in Dell Financial Services L.P. ("DFS"), a joint venture that offers financing to Dell's customers. The joint venture provides Dell with financing and leasing capabilities that are complementary to its product offerings and provides CIT with a steady source of new financings. The joint venture agreement provides Dell with the option to purchase CIT's 30% interest in DFS in February 2008 based on a formula tied to DFS profitability, within a range of $100 million to $345 million. CIT has the right to purchase a minimum percentage of DFS's finance receivables on a declining scale through January 2010.

      CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has limited recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income and losses generated by DFS as determined under GAAP are allocated 70% to Dell and 30% to CIT. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell, with one independent director. DFS is not consolidated in CIT's financial statements and is accounted for under the equity method. At March 31, 2005 and December 31, 2004, financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related International receivables originated directly by CIT) were approximately $2.2 billion and $2.0 billion, and securitized assets included in managed assets were approximately $2.2 billion and $2.5 billion, respectively. In addition to the owned and securitized assets acquired from DFS, CIT's investment in and loans to the joint venture were approximately $217 million and $267 million at March 31, 2005 and December 31, 2004.

      CIT also has a joint venture arrangement with Snap-on Incorporated ("Snap-on") that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. The agreement with Snap-on extends until January 2006. CIT and Snap-on have 50% ownership interests, 50% board of directors' representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT's financial statements. At both March 31, 2005 and December 31, 2004, financing and leasing assets were approximately $1.1 billion and securitized assets included in managed assets were $0.1 billion. In addition to the owned and securitized assets purchased from the Snap-on joint venture, CIT's investment in and loans to the joint venture were approximately $18 million and $16 million at March 31, 2005 and December 31, 2004. Both the Snap-on and the Dell joint venture arrangements were acquired in a 1999 acquisition.

      Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce ("CIBC") in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT's financial statements and is accounted for under the equity method. At March 31, 2005 and December 31, 2004, CIT's investment in and loans to the joint venture were approximately $218 million and $191 million.

      CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT's interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. At both March 31, 2005 and December 31, 2004, other assets included approximately $19 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

                         CIT GROUP INC. AND SUBSIDIARIES

      Certain shareholders of CIT provide investment management, banking and investment banking services in the normal course of business.

Note 9 -- Postretirement and Other Benefit Plans

      The following table discloses various components of pension expense ($ in millions):

                                         For the Quarters
                                          Ended March 31,
                                         ----------------
                                         2005        2004
                                         ----        ----
Retirement Plans
Service cost .......................     $5.0        $4.5
Interest cost ......................      4.3         3.9
Expected return on plan assets .....     (4.8)       (4.1)
Amortization of net loss ...........      0.7         0.7
                                         ----        ----
Net periodic benefit cost ..........     $5.2        $5.0
                                         ====        ====

Postretirement Plans
Service cost .......................     $0.6        $0.5
Interest cost ......................      0.8         0.8
Amortization of net (gain) loss ....      0.2         0.3
                                         ----        ----
Net periodic benefit cost ..........     $1.6        $1.6
                                         ====        ====

Note 10 -- Commitments and Contingencies

      The   accompanying   table   summarizes   the   contractual   amounts   of
credit-related   commitments  and  purchase  and  funding  commitments.   ($  in
millions).

                                                             March 31, 2005
                                                 --------------------------------------
                                                     Due to Expire                          December 31,
                                                 ----------------------                         2004
                                                  During        2006           Total           Total
                                                   2005      and beyond     Outstanding     Outstanding
                                                 --------    ----------     -----------     ------------
Credit Related Commitments
Financing and leasing assets ...............     $1,180.6     $7,850.1        $9,030.7        $8,428.3
Letters of credit and acceptances:
  Standby letters of credit ................        559.6         36.7           596.3           618.3
  Other letters of credit ..................        539.4          0.5           539.9           588.3
  Acceptances ..............................         20.3           --            20.3            16.4
Guarantees .................................         82.8         12.2            95.0           133.1
Purchase and Funding Commitments
Aerospace purchase commitments .............        774.0      1,254.0         2,028.0         2,168.0
Other manufacturer purchase commitments ....        470.2           --           470.2           397.0
Sale-leaseback payments ....................          8.8        464.5           473.3           495.4
Venture capital fund commitments ...........          0.5         36.1            36.6            79.8

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

                         CIT GROUP INC. AND SUBSIDIARIES

      Guarantees are issued primarily in conjunction with CIT's factoring product, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. In the event that the customer is unable to pay according to the contractual terms, then the receivables would be purchased. As of March 31, 2005, there were no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

      CIT has entered into aerospace commitments to purchase commercial aircraft from both Airbus Industrie and The Boeing Company. The commitment amounts detailed in the table are based on appraised values, actual amounts will vary based upon market factors at the time of delivery. The remaining units to be purchased are 41, with 15 to be completed in 2005. Lease commitments are in place for twelve of the fifteen units to be delivered in 2005. The order amount excludes CIT's options to purchase additional aircraft.

      Outstanding commitments to purchase equipment to be leased to customers, other than the aircraft detailed above, relates primarily to rail equipment. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $473.3 million, approximately $31 million per year through 2010 and declining thereafter through 2024, which is more than offset by CIT's re-lease of the assets, contingent on its ability to maintain railcar usage. In conjunction with this sale-leaseback transaction, CIT has guaranteed all obligations of the related consolidated lessee entity.

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

Note 11 -- Legal Proceedings

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

      On July 14, 2004, the U.S. Bankruptcy Court ordered the liquidation for NorVergence under Chapter 7 of the Bankruptcy Code. Thereafter, the Attorneys General of several states commenced investigations of NorVergence and the financial institutions, including CIT, that purchased NorVergence Leases. CIT entered into settlement negotiations with those Attorneys General. CIT reached separate settlements with the New York and New Jersey Attorneys General. Under those settlements, lessees in those states will have an opportunity to resolve all claims by and against CIT by paying a percentage of the remaining balance on their lease. Negotiations with other Attorneys General are continuing. CIT has also been asked by the Federal Trade Commission to produce documents for transactions related to NorVergence. In addition, on February 15, 2005, CIT was served with a subpoena seeking the production of documents in a grand jury proceeding being conducted by the U.S. Attorney for the Southern District of New York in connection with an investigation of transactions related to NorVergence. CIT is in the process of complying with these information requests.

      In addition, there are various proceedings against CIT, which have arisen in the ordinary course of business. While the outcomes of the NorVergence related litigation and the ordinary course legal proceedings, and the related activities, are not certain, based on present assessments, management does not believe that they will have a material adverse effect on the financial condition of CIT.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 12 -- Severance and Facility Restructuring Reserves

      The following table summarizes previously established purchase accounting liabilities (pre-tax) related to severance of employees and closing facilities, as well restructuring activities during 2005 ($ in millions):

                                             Severance                  Facilities
                                       ---------------------      ----------------------
                                       Number of                  Number of                   Total
                                       Employees     Reserve      Facilities     Reserve     Reserves
                                       ---------     -------      ----------     -------     --------
Balance at December 31, 2004 ...          129         $12.2           15           $5.7        $17.9
2005 additions .................           --            --           --            2.5          2.5
2005 utilization ...............          (20)         (3.9)          (1)          (0.7)        (4.6)
                                          ---         -----           --           ----        -----
Balance at March 31, 2005 ......          109         $ 8.3           14           $7.5        $15.8
                                          ===         =====           ==           ====        =====

      The beginning severance reserves relate primarily to the 2004 acquisition of a Western European vendor finance and leasing business, and include amounts payable within the year after the acquisition to individuals who chose to receive payments on a periodic basis. Severance and facilities restructuring liabilities were established under purchase accounting in conjunction with fair value adjustments to acquired assets and liabilities. The additions during the quarter ended March 31, 2005 correspond to facility exit plan refinements relating to the acquired Western European vendor finance and leasing business, and were similarly recorded as fair value adjustments to purchased liabilities (additions to goodwill). The facility reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining lease terms, generally 6 years.

Note 13 -- Goodwill and Intangible Assets, Net

      Goodwill and intangible assets totaled $906.4 million and $596.5 million at March 31, 2005 and December 31, 2004. The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), under which goodwill is no longer amortized but instead is assessed periodically for impairment.

      The most recent goodwill impairment analysis was performed during the fourth quarter of 2004, which indicated that the fair value of goodwill was in excess of the carrying value.

      The following table summarizes the goodwill balance by segment ($ in millions):

                                                          Specialty     Specialty
                                                          Finance -      Finance -     Commercial
                                                          Commercial     Consumer       Finance          Total
                                                          ----------    ----------     ----------       ------
Balance at December 31, 2004 ......................         $62.3         $   --         $370.4         $432.7
Additions, foreign currency translation, other ....           0.7          257.6             --          258.3
                                                            -----         ------         ------         ------
Balance at March 31, 2005 .........................         $63.0         $257.6         $370.4         $691.0
                                                            =====         ======         ======         ======

      The increase in goodwill during the quarter was primarily due to the education lending acquisition in Specialty Finance -- consumer. Management is in the process of finalizing additional integration plans relating to this acquisition. Accordingly, additional purchase accounting refinements may result in an adjustment to goodwill and acquired intangibles.

      Other intangible assets, net, are comprised primarily of acquired customer relationships (Specialty Finance and Commercial Finance balances), as well as proprietary computer software and related transaction processes (Commercial Finance). The following table summarizes the net intangible asset balances by segment ($ in millions):

                                                          Specialty     Specialty
                                                          Finance -      Finance -     Commercial
                                                          Commercial     Consumer       Finance          Total
                                                          ----------    ----------     ----------       ------
Balance at December 31, 2004 ......................         $68.0         $  --          $ 95.8         $163.8
Additions, foreign currency translation, other ....          (2.8)         29.0            30.0           56.2
Amortization ......................................          (2.4)           --            (2.2)          (4.6)
                                                            -----         -----          ------         ------
Balance at March 31, 2005 .........................         $62.8         $29.0          $123.6         $215.4
                                                            =====         =====          ======         ======

                         CIT GROUP INC. AND SUBSIDIARIES

      The increase was primarily related to the education lending acquisition in Specialty Finance - consumer and a factoring acquisition in Commercial Finance. Other intangible assets are being amortized over their corresponding lives ranging from five to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $4.6 million and $2.2 million for the quarters ended March 31, 2005 and 2004. Accumulated amortization totaled $28.3 million and $23.7 million at March 31, 2005 and December 31, 2004. The projected amortization for the years ended December 31, 2005 through December 31, 2009 is:
$20.8 million for 2005;  $20.3 million for 2006;  $17.0 million for 2007;  $17.1 million for 2008 and $17.3 million for 2009.

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

                                                                             CIT
              CONSOLIDATING                     CIT           Capita       Holdings        Other
             BALANCE SHEETS                  Group Inc.    Corporation       LLC        Subsidiaries     Eliminations       Total
             --------------                  ----------    -----------     --------     ------------     ------------     ---------
March 31, 2005
ASSETS
Net finance receivables ...............      $ 1,078.0       $3,434.1      $1,759.7       $34,290.3       $      --       $40,562.1
Operating lease equipment, net ........             --          517.0         126.8         7,669.3              --         8,313.1
Finance receivables held for sale .....             --          117.4          69.6         1,294.3              --         1,481.3
Cash and cash equivalents .............          826.5          667.3          73.6            70.7              --         1,638.1
Other assets ..........................       10,068.0           91.4         292.5           652.5        (6,318.0)        4,786.4
                                             ---------       --------      --------       ---------       ---------       ---------
  Total Assets ........................      $11,972.5       $4,827.2      $2,322.2       $43,977.1       $(6,318.0)      $56,781.0
                                             =========       ========      ========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ..................................      $35,876.6       $  459.2      $1,224.0       $ 4,965.5       $      --       $42,525.3
Credit balances of factoring clients ..             --             --            --         4,269.8              --         4,269.8
Accrued liabilities and payables ......      (30,222.1)       3,800.1        (451.2)       30,492.3              --         3,619.1
                                             ---------       --------      --------       ---------       ---------       ---------
  Total Liabilities ...................        5,654.5        4,259.3         772.8        39,727.6              --        50,414.2
Minority interest .....................                            --            --            48.8              --            48.8
Total Stockholders' Equity ............        6,318.0          567.9       1,549.4         4,200.7        (6,318.0)        6,318.0
                                             ---------       --------      --------       ---------       ---------       ---------
  Total Liabilities and
  Stockholders' Equity ................      $11,972.5       $4,827.2      $2,322.2       $43,977.1       $(6,318.0)      $56,781.0
                                             =========       ========      ========       =========       =========       =========

December 31, 2004
ASSETS
Net finance receivables ...............      $ 1,121.1       $3,129.8      $1,682.7       $28,497.4       $      --       $34,431.0
Operating lease equipment, net ........             --          517.9         130.8         7,642.2              --         8,290.9
Finance receivables held for sale .....             --          122.4          72.0         1,446.4              --         1,640.8
Cash and cash equivalents .............        1,311.4          670.8         127.5           100.5              --         2,210.2
Other assets ..........................        9,536.8         (278.9)        316.2         1,019.4        (6,055.1)        4,538.4
                                             ---------       --------      --------       ---------       ---------       ---------
  Total Assets ........................      $11,969.3       $4,162.0      $2,329.2       $38,705.9       $(6,055.1)      $51,111.3
                                             =========       ========      ========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ..................................      $34,699.1       $  487.8      $1,383.8       $ 1,154.1       $      --       $37,724.8
Credit balances of factoring clients ..             --             --            --         3,847.3              --         3,847.3
Accrued liabilities and payables ......      (28,784.9)       3,184.5        (591.3)       29,635.4              --         3,443.7
                                             ---------       --------      --------       ---------       ---------       ---------
  Total Liabilities ...................        5,914.2        3,672.3         792.5        34,636.8              --        45,015.8
Minority interest .....................                            --            --            40.4              --            40.4
Total Stockholders' Equity ............        6,055.1          489.7       1,536.7         4,028.7        (6,055.1)        6,055.1
                                             ---------       --------      --------       ---------       ---------       ---------
  Total Liabilities and
  Stockholders' Equity ................      $11,969.3       $4,162.0      $2,329.2       $38,705.9       $(6,055.1)      $51,111.3
                                             =========       ========      ========       =========       =========       =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                                CIT
              CONSOLIDATING                         CIT           Capita      Holdings       Other
          STATEMENTS OF INCOME                   Group Inc.    Corporation      LLC       Subsidiaries    Eliminations      Total
          --------------------                   ----------    -----------    --------    ------------    ------------    --------
Three Months Ended March 31, 2005
Finance income ............................       $  5.5         $162.9        $ 55.7        $797.9         $    --       $1,022.0
Interest expense ..........................        (22.4)          41.6           3.6         371.4              --          394.2
                                                  ------         ------        ------        ------         -------       --------
Net finance income ........................         27.9          121.3          52.1         426.5              --          627.8
Depreciation on operating
  lease equipment .........................           --           66.5          11.0         160.1              --          237.6
                                                  ------         ------        ------        ------         -------       --------
Net finance margin ........................         27.9           54.8          41.1         266.4              --          390.2
Provision for credit losses ...............          1.8           11.1           2.1          30.3              --           45.3
                                                  ------         ------        ------        ------         -------       --------
Net finance margin, after provision
  for credit losses .......................         26.1           43.7          39.0         236.1              --          344.9
Equity in net income of subsidiaries ......        224.4             --            --            --          (224.4)            --
Other revenue .............................          4.5           33.3          21.4         180.2              --          239.4
Net gain on venture capital investments               --             --            --          10.8              --           10.8
                                                  ------         ------        ------        ------         -------       --------
Operating margin ..........................        255.0           77.0          60.4         427.1          (224.4)         595.1
Operating expenses ........................         52.1           26.6          18.5         163.8              --          261.0
                                                  ------         ------        ------        ------         -------       --------
Income (loss) before provision for
  income taxes ............................        202.9           50.4          41.9         263.3          (224.4)         334.1
Benefit (Provision) for income taxes ......          7.5          (18.9)        (15.4)        (96.0)             --         (122.8)
Minority interest, after tax ..............           --             --            --          (0.9)             --           (0.9)
                                                  ------         ------        ------        ------         -------       --------
Net income ................................       $210.4         $ 31.5        $ 26.5        $166.4         $(224.4)      $  210.4
                                                  ======         ======        ======        ======         =======       ========

Three Months Ended March 31, 2004
Finance income ............................       $  9.5         $184.4        $ 47.6        $655.4         $    --       $  896.9
Interest expense ..........................        (22.9)          54.1           3.9         262.9              --          298.0
                                                  ------         ------        ------        ------         -------       --------
Net finance income ........................         32.4          130.3          43.7         392.5              --          598.9
Depreciation on operating
  lease equipment .........................           --           84.6          11.1         140.1              --          235.8
                                                  ------         ------        ------        ------         -------       --------
Net finance margin ........................         32.4           45.7          32.6         252.4              --          363.1
Provision for credit losses ...............          4.2           10.7           2.6          68.1              --           85.6
                                                  ------         ------        ------        ------         -------       --------
Net finance margin, after provision
  for credit losses .......................         28.2           35.0          30.0         184.3              --          277.5
Equity in net income of subsidiaries ......        155.6             --            --            --          (155.6)            --
Other revenue .............................          0.6           31.3          32.6         165.9              --          230.4
Net gain on venture capital investments               --             --            --           0.7              --            0.7
                                                  ------         ------        ------        ------         -------       --------
Operating margin ..........................        184.4           66.3          62.6         350.9          (155.6)         508.6
Operating expenses ........................         18.6           36.7          23.2         161.5              --          240.0
Gain on redemption of debt ................         41.8             --            --            --              --           41.8
                                                  ------         ------        ------        ------         -------       --------
Income (loss) before provision for
  income taxes ............................        207.6           29.6          39.4         189.4          (155.6)         310.4
Provision for income taxes ................        (18.3)         (11.5)        (15.4)        (75.9)             --         (121.1)
                                                  ------         ------        ------        ------         -------       --------
Net income ................................       $189.3         $ 18.1        $ 24.0        $113.5         $(155.6)      $  189.3
                                                  ======         ======        ======        ======         =======       ========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                              CIT
              CONSOLIDATING                       CIT           Capita      Holdings        Other
         STATEMENT OF CASH FLOWS               Group Inc.    Corporation      LLC        Subsidiaries    Eliminations       Total
         -----------------------               ----------    -----------    --------     ------------    ------------     ---------
Three Months Ended March 31, 2005
Cash Flows From Operating Activities:
Net cash flows provided by
  (used for) operations ...................    $ 2,648.2       $(294.3)     $ 280.8       $(1,698.7)      $      --       $   936.0
                                               ---------       -------      -------       ---------       ---------       ---------
Cash Flows From Investing Activities:
Net (decrease) increase in financing and
  leasing assets ..........................         42.4        (359.2)       (78.3)       (1,372.6)             --       (1,767.7)
Decrease in inter-company loans
  and investments .........................     (4,325.2)           --           --              --         4,325.2              --
Other .....................................           --            --           --            95.5              --            95.5
                                               ---------       -------      -------       ---------       ---------       ---------
Net cash flows (used for) provided by
  investing activities ....................     (4,282.8)       (359.2)       (78.3)       (1,277.1)        4,325.2        (1,672.2)
                                               ---------       -------      -------       ---------       ---------       ---------
Cash Flows From Financing Activities:
Net increase (decrease) in debt ...........      1,177.5         (28.6)      (159.8)         (620.0)             --           369.1
Net loans extended-pledged ................           --            --           --          (167.9)             --          (167.9)
Inter-company financing ...................           --         678.6        (96.6)        3,743.2        (4,325.2)             --
Cash dividends paid .......................        (27.8)           --           --              --              --           (27.8)
Other .....................................           --            --           --            (9.3)             --            (9.3)
                                               ---------       -------      -------       ---------       ---------       ---------
Net cash flows provided by
  (used for) financing activities .........      1,149.7         650.0       (256.4)        2,946.0        (4,325.2)          164.1
                                               ---------       -------      -------       ---------       ---------       ---------
Net (decrease) in cash and
  cash equivalents ........................       (484.9)         (3.5)       (53.9)          (29.8)             --          (572.1)
Cash and cash equivalents,
  beginning of period .....................      1,311.4         670.8        127.5           100.5              --         2,210.2
                                               ---------       -------      -------       ---------       ---------       ---------
Cash and cash equivalents,
  end of period ...........................    $   826.5       $ 667.3      $  73.6       $    70.7       $      --       $ 1,638.1
                                               =========       =======      =======       =========       =========       =========

Three Months Ended March 31, 2004
Cash Flows From Operating Activities:
Net cash flows provided by
  (used for) operations ...................    $    65.0       $ (83.3)     $(141.1)      $   877.5       $      --       $   718.1
                                               ---------       -------      -------       ---------       ---------       ---------
Cash Flows From Investing Activities:
Net (decrease) increase in financing and
  leasing assets ..........................        374.0         154.4         18.1        (2,222.6)             --        (1,676.1)
Decrease in inter-company loans
  and investments .........................     (2,508.4)           --           --              --         2,508.4              --
Other .....................................           --            --           --            (1.1)             --            (1.1)
                                               ---------       -------      -------       ---------       ---------       ---------
Net cash flows (used for) provided by
  investing activities ....................     (2,134.4)        154.4         18.1        (2,223.7)        2,508.4        (1,677.2)
                                               ---------       -------      -------       ---------       ---------       ---------
Cash Flows From Financing Activities:
Net increase (decrease) in debt ...........      1,222.7        (467.2)        25.7          (403.3)             --           377.9
Inter-company financing ...................           --         458.1        126.1         1,924.2        (2,508.4)             --
Cash dividends paid .......................           --            --           --           (28.0)             --           (28.0)
Other .....................................           --            --           --            (8.0)             --            (8.0)
                                               ---------       -------      -------       ---------       ---------       ---------
Net cash flows provided by
  (used for) financing activities .........      1,222.7          (9.1)       151.8         1,484.9        (2,508.4)          341.9
                                               ---------       -------      -------       ---------       ---------       ---------
Net increase (decrease) in cash and
  cash equivalents ........................       (846.7)         62.0         28.8           138.7              --          (617.2)
Cash and cash equivalents,
  beginning of period .....................      1,479.9         410.6        227.5          (144.3)             --         1,973.7
                                               ---------       -------      -------       ---------       ---------       ---------
Cash and cash equivalents,
  end of period ...........................    $   633.2       $ 472.6      $ 256.3       $    (5.6)      $      --       $ 1,356.5
                                               =========       =======      =======       =========       =========       =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 3. Quantitative and Qualitative Disclosure about Market Risk

      CIT Group Inc., a Delaware corporation, is a global commercial and consumer finance company that was founded in 1908. CIT provides financing and leasing capital for consumers and companies in a wide variety of industries, offering vendor, equipment, commercial, factoring, home lending, educational lending and structured financing products.

      Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for a glossary of key terms used in our business and an overview of profitability drivers and related metrics.

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosure about Market Risk" contain certain non-GAAP financial measures. See "Non-GAAP Financial Measurements" for additional information.

Profitability and Asset Growth

      Net income for the quarter ended March 31, 2005 was $210.4 million, up from $189.3 million in the first quarter of 2004. Prior year net income included a $25.5 million after tax gain on early debt redemption. The improved results reflected lower charge-offs, strong non-spread revenues and a lower effective tax rate.

      Profitability measurements for the respective periods are presented in the table below:

                                                                 Quarters Ended
                                                                    March 31,
                                                                 --------------
                                                                 2005     2004
                                                                 -----    -----
Net income per diluted share .................................   $0.98    $0.88
Net income as a percentage of average earning assets (AEA) ...    1.91%    2.05%
Return on average tangible equity ............................    15.3%    15.1%
Return on average equity .....................................    13.6%    13.8%

--------------------------------------------------------------------------------
For the quarter ended March 31, 2004, net income per diluted share, net income as a percentage of AEA, return on average tangible equity and return on average equity excluding the gain on redemption of debt, were $0.76, 1.78%, 13.1% and 11.9%, respectively.

      Managed assets were $58.8 billion at March 31, 2005, up 10.0% and 17.4% from last quarter and last year. The increase for the quarter included $4.4 billion in receivables from the acquisition of Education Lending Group, $864 million from a factoring purchase and continued home lending program growth. These increases were in part offset by the sale of approximately $400 million in non-strategic assets.

Results by Business Segment

      The tables that follow summarize selected financial information by business segment. During the quarter, we began measuring segment performance using risk-adjusted capital, which allocates capital to the segments by applying different leverage ratios to each business using market and risk criteria. The capital allocations reflect the relative risk of individual asset classes within the segments and range from approximately 2% of managed assets for U.S. government guaranteed education loans to approximately 15% of managed assets for longer-term assets such as aerospace and rail. The 2004 results have been conformed to the current presentation. ($ in millions)

                                                                           Quarters Ended March 31,
                                                -----------------------------------------------------------------------------
                                                                2005                                     2004
                                                ------------------------------------     ------------------------------------
                                                                         Return on                                Return on
                                                 Net        Return     Risk-Adjusted        Net      Return     Risk-Adjusted
                                                Income      on AEA        Capital         Income     on AEA        Capital
                                                ------      ------     -------------      ------     ------     -------------
Specialty Finance -- commercial ..........      $ 75.1       2.70%         21.7%          $ 68.8      2.82%         21.6%
Specialty Finance -- consumer ............        16.3       0.85%         12.9%             8.0      1.10%         11.5%
                                                ------                                    ------
   Total Specialty Finance ...............        91.4       1.94%         19.2%            76.8      2.43%         19.7%
                                                ------                                    ------
Commercial Finance .......................        73.6       3.40%         24.0%            66.6      3.33%         22.8%
Equipment Finance ........................        20.3       1.23%          8.7%            15.6      0.91%          6.3%
Capital Finance ..........................        33.0       1.35%          9.6%            25.1      1.11%          7.8%
                                                ------                                    ------
   Total Commercial Finance ..............       126.9       2.03%         14.4%           107.3      1.79%         12.5%
                                                ------                                    ------
 Corporate, including certain charges ....        (7.9)     (0.08)%          --              5.2      0.04%           --
                                                ------                                    ------
   Total .................................      $210.4       1.91%         15.3%          $189.3      2.05%         15.1%
                                                ======                                    ======

      Results by segment were as follows:

      o Specialty Finance -- commercial reflected higher earnings in the international, small / mid-ticket leasing and small business lending units. These improvements were partially offset by lower major vendor earnings.

      o Specialty Finance -- consumer reported strong home lending results due to a higher earnings assets base and lower charge-offs. Education lending was essentially break-even after costs of funding for the period of CIT's ownership.

      o Commercial Finance earnings benefited from continued high returns in both the factoring and asset-based lending (Business Credit) businesses. The earnings improvement from the prior year was particularly strong in the Business Credit unit, reflecting higher risk-adjusted margins and non-spread revenue, as factoring commissions were down modestly from last year. The factoring acquisition closed on March 31 and did not impact first quarter earnings.

      o     Equipment   Finance   returns,   while  still   below   management's
            expectations, improved from 2004, reflecting strong improvement in the level of charge-offs.

      o Capital Finance returns rebounded from lower prior year results. The 2005 improvement reflects stronger lease rentals in both aerospace and rail, as well as lower charge-offs.

      Corporate included amounts as shown in the table below (after tax):

                                                       Quarters Ended March 31,
                                                       ------------------------
                                                          2005         2004
                                                         ------       ------
Unallocated expenses ..............................      $(13.6)      $(16.5)
Gain on debt redemption ...........................          --         25.5
Venture capital operating income / (losses)(1) ....         5.7         (3.8)
                                                         ------       ------
   Total ..........................................      $ (7.9)      $  5.2
                                                         ======       ======

--------------------------------------------------------------------------------
(1) Venture capital operating income / (losses) include realized and unrealized gains and losses related to venture capital investments as well as interest costs and other operating expenses associated with these portfolios.

Net Finance Margin

      A table summarizing the components of net finance margin is set forth below ($ in millions):

                                                     Quarters Ended March 31,
                                                     ------------------------
                                                        2005           2004
                                                     ---------      ---------
Finance income -- loans and capital leases .....     $   664.0      $   556.6
Rental income on operating leases(1) ...........         358.0          340.3
Interest expense ...............................         394.2          298.0
                                                     ---------      ---------
   Net finance income ..........................         627.8          598.9
Depreciation on operating lease equipment(2) ...         237.6          235.8
                                                     ---------      ---------
   Net finance margin ..........................     $   390.2      $   363.1
                                                     =========      =========
Average Earnings Asset ("AEA") .................     $44,084.6      $36,865.1
                                                     =========      =========
As a % of AEA:
Finance income -- loans and capital leases .....          6.02%          6.04%
Rental income on operating leases ..............          3.25%          3.69%
Interest expense ...............................          3.57%          3.23%
                                                     ---------      ---------
   Net finance income ..........................          5.70%          6.50%
Depreciation on operating lease equipment ......          2.16%          2.56%
                                                     ---------      ---------
   Net finance margin ..........................          3.54%          3.94%
                                                     =========      =========
As a % of AOL:
Rental income on operating leases ..............         17.33%         17.93%
Depreciation on operating lease equipment ......         11.50%         12.42%
                                                     ---------      ---------
   Net operating lease margin ..................          5.83%          5.51%
                                                     =========      =========
Average Operating Lease Equipment ("AOL") ......     $ 8,264.1      $ 7,590.0
                                                     =========      =========

--------------------------------------------------------------------------------
(1) Reduced by certain rail maintenance costs of $7.9 million and $6.0 million in 2005 and 2004

(2) Reduced by certain aerospace maintenance costs of $3.8 million and $1.3 million in 2005 and 2004

      Analysis of net finance margin is as follows:

      o Finance income increased in amount from 2004, but was essentially flat as a percentage of AEA, as the benefit of variable-rate assets repricing was offset by the blending of the lower-yielding education lending receivables into the portfolio and an interest charge that reduced 2005 income. The education lending acquisition, though owned by CIT for only half the quarter, dampened 2005 margin by approximately 13 basis points, given the lower margin of these low-risk, U.S. government guaranteed loans. The interest charge was a 12 basis point ($13.1 million), one-time reduction in interest previously accrued in a Specialty Finance - commercial vendor program. This amount related to third-party servicing errors which began in 2003.

      o Interest expense increased from 2004, reflecting the higher 2005 interest rate environment, longer-term debt issuances and a greater proportion of fixed-rate debt in the portfolio.

      o The decline in net finance margin as a percentage of AEA reflects the above factors as well as a pricing environment that is competitive in the lending businesses, particularly in the Business Credit unit and in Equipment Finance. Lease margin trends were favorable as discussed below.

      o Both rental income and depreciation expense declined as a percentage of AOL from 2004, reflecting the continued asset mix change from shorter-term to longer-lived assets. These longer-lived assets in Capital Finance have lower rental rates as a percentage of the asset base than small to mid-ticket leasing assets in Specialty Finance and Equipment Finance.

      o Operating lease margin improved 32 basis points from 2004, reflecting improved aerospace and rail pricing in Capital Finance. See "Concentrations -- Operating Leases" for additional information regarding our operating lease assets.

      During the first quarter of 2005, we reclassified certain aerospace and rail maintenance costs from operating expense to lease margin to align public reporting with our internal business measures. The amounts are specific to individual assets. These costs include amounts that are reimbursed through rail lease payments and expenditures to place aircraft with new lessors, including improvements and configuration changes. The impact was a reduction to margin of $11.7 million (0.11% and 0.57% as a percentage of AEA and AOL) and $7.3 million (0.08% and 0.38%) for 2005 and 2004. Prior period balances have been conformed to the current presentation.

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

      An immediate hypothetical 100 basis point increase in the yield curve on April 1, 2005 would reduce net income by an estimated $17 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in net income of a like amount. A 100 basis point increase in the yield curve on April 1, 2004 would have reduced net income by an estimated $15 million after tax, while a corresponding decrease in the yield curve would have increased net income by a like amount. Although management believes that this measure provides an estimate of our interest rate sensitivity, it does not account for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet and other business developments that could affect net income. Accordingly, no assurance can be given that actual results would not differ materially from the estimated outcomes of our simulations. Further, such simulations do not represent management's current view of future market interest rate movements.

      A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown in the following table ($ in millions):

                                                     Before Swaps            After Swaps
                                                  ------------------      ------------------
Quarter Ended March 31, 2005
Commercial paper, variable-rate senior
   notes and bank credit facilities .........     $15,328.3     2.81%     $19,609.4     3.23%
Fixed-rate senior and subordinated notes ....      24,310.4     4.93%      20,029.3     4.67%
                                                  ---------               ---------
Composite ...................................     $39,638.7     4.11%     $39,638.7     3.96%
                                                  =========               =========
Quarter Ended March 31, 2004
Commercial paper, variable-rate senior
   notes and bank credit facilities .........     $13,704.2     1.56%     $17,823.7     2.26%
Fixed-rate senior and subordinated notes ....      18,948.1     5.70%      14,828.6     5.34%
                                                  ---------               ---------
Composite ...................................     $32,652.3     3.96%     $32,652.3     3.66%
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

Net Finance Margin after Provision for Credit Losses (Risk-Adjusted Margin)

      The following table summarizes risk-adjusted margin, both in amount and as a percentage of AEA ($ in millions):

                                                         Quarters Ended
                                                            March 31,
                                                       ------------------
                                                        2005        2004
                                                       ------      ------
Net finance margin ...............................     $390.2      $363.1
Provision for credit losses ......................       45.3        85.6
                                                       ------      ------
Net finance margin after provision for credit
  losses (risk adjusted margin) ..................     $344.9      $277.5
                                                       ======      ======
As a % of AEA:
Net finance margin ...............................       3.54%       3.94%
Provision for credit losses ......................       0.41%       0.93%
                                                       ------      ------
Net finance margin after provision for credit
  losses (risk adjusted margin) ..................       3.13%       3.01%
                                                       ======      ======

      Risk-adjusted margin improved from 2004 as lower charge-offs more than offset the previously-discussed decline in net finance margin. Charge-off trends are discussed further in "Credit Metrics".

Other Revenue

      The components of other revenue are set forth in the following table ($ in millions):

                                                          Quarters Ended
                                                             March 31,
                                                        ------------------
                                                         2005        2004
                                                        ------      ------
Fees and other income .............................     $150.2      $126.7
Factoring commissions .............................       54.8        55.0
Gains on sales of leasing equipment ...............       22.6        27.3
Gains on securitizations ..........................       11.8        21.4
                                                        ------      ------
   Total other revenue ............................     $239.4      $230.4
                                                        ======      ======
Other revenue as a percentage of AEA ..............       2.17%       2.50%
                                                        ======      ======
Other revenue as a percentage of total revenue ....       18.8%       20.4%
                                                        ======      ======

      We continue to emphasize growth and diversification of other revenues to improve our overall profitability.

      o Fees and other income include securitization-related servicing fees and accretion, syndication fees, miscellaneous fees and gains from asset sales. Securitization-related fees were essentially flat with 2004, as lower servicing fees corresponding to the decline in securitized assets were offset by reduced impairment charges, reflecting improved loss and prepayment experience in 2005. The increase in other fees and income from 2004 was broad-based, with the strongest improvement in the Specialty Finance --commercial segment and the Business Credit unit of Commercial Finance.

      o Factoring commissions, though flat in amount, reflected slightly lower factoring rates (as a percentage of factoring volume).

      o Gains on sales of equipment declined from 2004, reflecting lower gains in Capital Finance.

      o Securitization gains decreased in 2005, due to both a lower volume of receivables securitized and the mix of assets securitized. The volume decline included a $288 million drop in Specialty Finance -- commercial assets sold.

      The   following   table   presents   information    regarding   gains   on
securitizations ($ in millions):

                                                         Quarters Ended
                                                            March 31,
                                                     ----------------------
                                                       2005          2004
                                                     --------      --------
Total volume securitized .......................     $  929.0      $1,236.4
Gains ..........................................     $   11.8      $   21.4
Gains as a percentage of volume securitized ....         1.27%         1.73%
Gains as a percentage of pre-tax income ........          3.5%          6.9%
Securitized assets .............................     $7,716.6      $9,067.0
Retained interest in securitized assets ........     $1,070.2      $1,297.2

Reserve for Credit Losses

      The  changes  to  the  reserve  for  credit  losses,   including   related
provisions, are presented in the following table ($ in millions):

                                                                                     Quarters Ended
                                                                                        March 31,
                                                                                   ------------------
                                                                                    2005        2004
                                                                                   ------      ------
Balance beginning of period ..................................................     $617.2      $643.7
                                                                                   ------      ------
Provision for credit losses -- finance receivables ...........................       45.3        85.6
Reserves relating to asset purchases and other ...............................        7.0         6.7
                                                                                   ------      ------
   Additions to reserve for credit losses, net ...............................       52.3        92.3
                                                                                   ------      ------
Net credit losses
   Specialty Finance -- commercial ...........................................       19.4        28.5
   Specialty Finance -- consumer .............................................       11.0        10.2
   Commercial Finance ........................................................       11.4        26.4
   Equipment Finance .........................................................        6.9        26.3
   Capital Finance ...........................................................        0.4         7.9
                                                                                   ------      ------
   Total net credit losses ...................................................       49.1        99.3
                                                                                   ------      ------
Balance end of period ........................................................     $620.4      $636.7
                                                                                   ======      ======
Reserve for credit losses as a percentage of finance receivables .............       1.51%       1.98%
                                                                                   ======      ======
Reserve for credit losses as a percentage of past due
   receivables (60 days or more)(1) ..........................................       85.8%      104.5%
                                                                                   ======      ======
Reserve for credit losses as a percentage of non-performing assets(1)(2) .....      117.4%       95.4%
                                                                                   ======      ======

--------------------------------------------------------------------------------
(1) The reserve for credit losses as a percentage of past due receivables and non-performing accounts, excluding telecommunications and Argentine reserves and account balances, were 89.9% and 88.3% at March 31, 2004, respectively.

(2) At March 31, 2005, the reserve to non-performing asset percentage exceeded the reserve to delinquency percentage primarily due to the fact that the education lending portfolio has no non-performing assets, as education lending past due receivables are not classified as non-performing assets to the extent such loans are subject to the U.S. government guarantee.

      The following table presents the components of the reserve for credit losses, both in amount and as a percentage of corresponding finance receivables ($ in millions):

                                   March 31, 2005        December 31, 2004       March 31, 2004
                                 -----------------      -----------------      -----------------
Finance receivables .......      $597.2      1.46%      $594.0      1.71%      $531.4      1.68%
Telecommunications (1) ....        23.2      7.90%        23.2      6.92%        92.8     18.56%
Argentina (2) .............          --        --           --        --         12.5     69.83%
                                 ------                 ------                 ------
Total .....................      $620.4      1.51%      $617.2      1.76%      $636.7      1.98%
                                 ======                 ======                 ======

--------------------------------------------------------------------------------
(1)   Percentage of finance receivables in telecommunications portfolio.

(2)   Percentage of finance receivables in Argentina.

      The reserve for credit losses, while up in amount from December 31, 2004, declined as a percentage of finance receivables primarily due to the impact of the education lending acquisition. Excluding this acquisition, the total reserve for credit losses was 1.68% of finance receivables at March 31, 2005. The decline in both amount and percentage from last March resulted from credit quality improvements across portfolios, including telecommunication and Argentine assets.

      Effective January 1, 2005, we adopted Statement of Position 03 - 3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." As a result, approximately $5.0 million of reserves associated with the education lending portfolio are included as a component of finance receivables at March 31, 2005. Given the U.S. government guarantee of these loans, the associated reserve levels are significantly lower than our other asset classes.

      The reserve for credit losses is determined based on three key components:
(1) specific reserves for collateral and cash flow dependent loans that are impaired under SFAS 114; (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit trends; and (3) reserves for economic environment and other factors.

      The reserve included specific reserves, excluding telecommunication accounts, relating to impaired loans of $26.7 million, $42.4 million, and $50.2 million at March 31, 2005, December 31, 2004 and March 31, 2004. The portion of the reserve related to inherent estimated loss and estimation risk reflects our evaluation of trends in our key credit metrics, as well as our assessment of risk in certain industry sectors, including commercial aerospace.

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

Credit Metrics

Net Charge-offs

      Net charge-offs, both in amount and as a percentage of average finance receivables, are shown in the following table ($ in millions):

                                                      Quarters Ended
                                             -------------------------------
                                             March 31, 2005   March 31, 2004
                                             --------------   --------------
                                               $        %       $        %
                                             -----    ----    -----    ----
   Specialty Finance -- commercial ......    $19.4    0.87%   $28.5    1.43%
   Specialty Finance -- consumer ........     11.0    0.59%    10.2    1.47%
                                             -----            -----
      Total Specialty Finance Group .....     30.4    0.74%    38.7    1.44%
                                             -----            -----
   Commercial Finance ...................     11.4    0.37%    26.4    0.91%
   Equipment Finance ....................      6.9    0.46%    26.3    1.67%
   Capital Finance ......................      0.4    0.06%     7.9    1.16%
                                             -----            -----
      Total Commercial Finance Group ....     18.7    0.35%    60.6    1.17%
                                             -----            -----
      Total .............................    $49.1    0.52%   $99.3    1.26%
                                             =====            =====

      The improvement from 2004 was broad-based across segments. Excluding the impact of the education lending acquisition, total net charge-offs were $49.1 million or 0.55% of finance receivables at March 31, 2005. The prior year included $26.0 million (7.16% of related finance receivables) of net charge-offs related to telecommunication and liquidating portfolios. Net charge-offs for the quarter ended March 31, 2004 on the "core" portfolios were $99.3 million (1.26%). For the quarter ended March 31, 2005, there were no telecommunication charge-offs and charge-offs related to liquidating portfolios were not significant. Additional analysis by segment follows:

      o Specialty Finance -- commercial charge-offs declined from 2004 due to improved credit in the vendor programs and in international operations.

      o Specialty Finance -- consumer home lending charge-offs, while up in amount, were down as a percentage of average finance receivables from the prior year, reflecting portfolio growth, improved credit performance and the addition of the student lending assets.

      o     Commercial   Finance   charge-off   improvement   was  driven  by  a
            significant  decline  in  Business  Credit  charge-offs.   Factoring
            charge-offs were modestly above the prior year.

      o Equipment Finance charge-off improvement continued in the first quarter of 2005, as current period charge-offs, both in amount and percentage, were roughly one third of the 2004 levels (excluding liquidating portfolios).

      o Capital Finance charge-offs were below 2004 due to a project finance write-off in the prior year.

      Net charge-offs on a managed basis, including securitized receivables, both in amount and as a percentage of average managed receivables, are shown in the following table ($ in millions):

                                                   Quarters Ended
                                           ----------------------------------
                                           March 31, 2005      March 31, 2004
                                           --------------      --------------
Specialty Finance -- commercial .....      $29.7    0.92%      $ 40.0   1.29%
Specialty Finance -- consumer .......       16.5    0.76%        14.7   1.29%
                                           -----               ------
  Total Specialty Finance Group .....       46.2    0.86%        54.7   1.29%
                                           -----               ------
Commercial Finance ..................       11.4    0.37%        26.4   0.91%
Equipment Finance ...................       12.4    0.57%        41.6   1.78%
Capital Finance .....................        0.4    0.06%         7.9   1.16%
                                           -----               ------
  Total Commercial Finance Group ....       24.2    0.41%        75.9   1.28%
                                           -----               ------
  Total .............................      $70.4    0.62%      $130.6   1.29%
                                           =====               ======

      The previously discussed trends in owned portfolio charge-offs were the primary cause of fluctuations in charge-offs on a managed basis.

Past Due Loans and Non-performing Assets

      The following table sets forth certain information concerning our past due (sixty days or more) and non-performing assets and the related percentages of finance receivables ($ in millions):

                                           March 31, 2005    December 31, 2004
                                           --------------    -----------------
Past due accounts:
   Specialty Finance -- commercial .....   $278.5   3.15%     $283.3    3.22%
   Specialty Finance -- consumer .......    239.8   2.40%      116.4    2.27%
                                           ------             ------
     Total Specialty Finance Group .....    518.3   2.75%      399.7    2.87%
                                           ------             ------
   Commercial Finance ..................    124.5   0.93%      124.7    1.06%
   Equipment Finance ...................     52.9   0.87%       50.1    0.79%
   Capital Finance .....................     27.4   0.97%       33.5    1.13%
                                           ------             ------
     Total Commercial Finance Group ....    204.8   0.92%      208.3    0.99%
                                           ------             ------
     Total .............................   $723.1   1.76%     $608.0    1.73%
                                           ======             ======

                                           March 31, 2005    December 31, 2004
                                           --------------    -----------------
Non-performing accounts:
   Specialty Finance -- commercial ....    $172.2   1.95%     $165.9    1.88%
   Specialty Finance -- consumer ......     125.0   1.25%      119.3    2.32%
                                           ------             ------
     Total Specialty Finance Group ....     297.2   1.58%      285.2    2.05%
                                           ------             ------
   Commercial Finance .................     110.0   0.82%      112.1    0.95%
   Equipment Finance(1) ...............     102.2   1.67%      131.2    2.06%
   Capital Finance ....................      18.9   0.67%       11.1    0.38%
                                           ------             ------
     Total Commercial Finance Group ...     231.1   1.03%      254.4    1.21%
                                           ------             ------
     Total ............................    $528.3   1.28%     $539.6    1.54%
                                           ======             ======
Non-accrual loans .....................    $464.0             $458.4
Repossessed assets ....................      64.3               81.2
                                           ------             ------
     Total non-performing accounts ....    $528.3             $539.6
                                           ======             ======

--------------------------------------------------------------------------------
(1) Equipment Finance non-performing assets include accounts that are less than sixty days past due.

      Delinquency levels increased during the quarter primarily due to the education lending acquisition, as excluding these assets, delinquency was $611 million (1.66%) at March 31, 2005. Although delinquency is higher in this portfolio, this metric is not indicative of ultimate loss, given the U.S. government guarantee of these loans. Additional analysis follows:

      o     Specialty   Finance  --  commercial   delinquency   was  essentially
            unchanged from the prior quarter, as a modest increase in small business lending was offset by a decline in major vendor past dues.

      o     Specialty  Finance  --  consumer  delinquency   excluding  education
            lending receivables was $127 million (2.24%), versus $116 million (2.27%) last quarter, reflecting the continued home lending growth.

      o Commercial Finance past due amounts were flat in amount with the fourth quarter of 2004, but down in percentage due to factoring growth.

      o Equipment Finance and Capital Finance delinquencies remained at the relative low year end 2004 levels.

      Similarly, non-performing assets remained at the low fourth quarter 2004 levels, and the percentage trends were impacted by the education lending acquisition, which had no non-performing accounts at March 31, 2005. The greater improvement in Equipment Finance non-performing assets (in relation to delinquency) reflected a decline in repossessed corporate / business aircraft.

      Managed past due loans in dollar amount and as a percentage of managed financial assets are shown in the table below ($ in millions):

                                           March 31, 2005    December 31, 2004
                                           --------------    -----------------
Managed past due accounts:
   Specialty Finance -- commercial .....   $371.0   2.70%     $402.1    2.82%
   Specialty Finance -- consumer .......    343.7   3.00%      227.8    3.45%
                                           ------             ------
     Total Specialty Finance Group .....    714.7   2.83%      629.9    3.02%
                                           ------             ------
   Commercial Finance ..................    124.5   0.93%      124.7    1.06%
   Equipment Finance ...................     81.6   0.92%       90.3    0.96%
   Capital Finance .....................     27.4   0.97%       33.5    1.13%
                                           ------             ------
     Total Commercial Finance Group ....    233.5   0.93%      248.5    1.03%
                                           ------             ------
     Total .............................   $948.2   1.88%     $878.4    1.95%
                                           ======             ======

      The trends in the table above largely reflect the previously discussed fluctuations in the owned portfolios.

Salaries and General Operating Expenses

      The efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA") are summarized in the following table ($ in millions):

                                                                                  Quarters Ended
                                                                                     March 31,
                                                                            -------------------------
                                                                               2005           2004
                                                                            ---------       ---------
Salaries and employee benefits .......................................      $   166.3       $   145.4
Other general operating expenses .....................................           94.7            94.6
                                                                            ---------       ---------
Salaries and general operating expenses ..............................      $   261.0       $   240.0
                                                                            =========       =========
Efficiency ratio(1) ..................................................           40.8%           40.4%
Salaries and general operating expenses as a percentage of AMA(2) ....           2.01%           2.08%
Average Managed Assets ...............................................      $51,954.7       $46,104.0

--------------------------------------------------------------------------------
(1) Efficiency ratio is the ratio of salaries and general operating expenses to operating margin, excluding the provision for credit losses.

(2) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by us.

      Salaries and general operating expenses for the quarter ended March 31, 2005 increased from 2004 due to incremental salaries and other operating expenses related to recent acquisitions, as well as higher incentive-based costs (driven primarily by higher restricted stock awards), consistent with the improved volume, fees and profitability. Excluding the education lending acquisition, operating expenses were $254.0 million and the efficiency ratio was 40.1% for the quarter ended March 31, 2005.

      Personnel totaled approximately 6,130 at March 31, 2005, versus 5,860 last quarter and 5,795 last year. The increase during the quarter was largely due to the education lending acquisition.

      Improvement in the efficiency ratio remains one of management's primary goals for 2005 and several initiatives are underway to reduce costs, including system consolidations and process efficiency improvements. We have the capacity to grow assets without commensurate expense increases, and we expect compliance-related expenses to decline from 2004. We anticipate reinvesting some of these savings in sales and growth initiatives.

      During the first quarter of 2005, we reclassified certain aerospace and rail maintenance costs ($11.7 million and $7.3 million for 2005 and 2004) from operating expense to lease margin to align public reporting with our internal business measure. Prior period balances have been conformed to the current presentation.

Income Taxes

      The effective tax rate differs from the U.S. Federal tax rate of 35% primarily due to state and local income taxes, the domestic and international geographic distribution of taxable income and corresponding foreign income taxes, as well as differences between book and tax treatment of certain items.

      The effective tax rate was 36.8% and 39.0% for the quarters ended March 31, 2005 and 2004. The reduction in the 2005 effective tax rate was primarily due to increased profitability in lower-taxed international operations, including the placement of certain aerospace assets in Ireland. The increased profitability from the international businesses resulted from our initiative to grow our international profitability via improved platform efficiency coupled with asset growth. In addition, certain provisions of the American Jobs Creation Act of 2004 provide favorable treatment for certain aircraft leasing operations conducted offshore. During the quarter, we initiated actions to transfer 15 commercial jets to, and place future scheduled aircraft deliveries in, Ireland. We anticipate transferring approximately 20 to 30 additional aerospace assets during the remainder of the year. These initiatives, as well as other opportunities that we are evaluating, could result in an effective tax rate of 36% or lower for the year 2005.

      At March 31, 2005, CIT had U.S. federal net operating losses of approximately $2.0 billion, which expire in various years beginning in 2011. In addition, CIT has various state net operating losses that will expire in various years beginning in 2005. Federal and state operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to fully utilize these federal losses. Accordingly, we do not believe a valuation allowance is required with respect to these federal net operating losses. As of March 31, 2005, based on management's assessment as to realizability, the net deferred tax liability includes a valuation allowance of approximately $7.4 million relating to state net operating losses.

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

      See Item 4. Controls and Procedures for a discussion of internal controls relating to income taxes.

Financing and Leasing Assets

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions):

                                                                March 31,     December 31,  Percentage
                                                                  2005           2004         Change
                                                                ---------     ------------  ----------
Specialty Finance -- commercial Segment
   Finance receivables ...................................      $ 8,838.0      $ 8,805.7       0.4%
   Operating lease equipment, net ........................        1,030.9        1,078.7      (4.4)%
   Finance receivables held for sale .....................        1,053.6        1,288.4      (18.2)%
                                                                ---------      ---------
      Owned assets .......................................       10,922.5       11,172.8      (2.2)%
   Finance receivables securitized and managed by CIT ....        3,870.2        4,165.5      (7.1)%
                                                                ---------      ---------
   Managed assets ........................................       14,792.7       15,338.3      (3.6)%
                                                                ---------      ---------
Specialty Finance -- consumer Segment
   Finance receivables -- home lending ...................        5,423.5        4,896.8      10.8%
   Finance receivables -- education lending ..............        4,322.9             --       N/A
   Finance receivables -- other ..........................          255.8          236.0       8.4%
   Finance receivables held for sale .....................          335.9          241.7      39.0%
                                                                ---------      ---------
      Owned assets .......................................       10,338.1        5,374.5      92.4%
   Home lending receivables securitized
      and managed by CIT .................................        1,131.5        1,228.7      (7.9)%
                                                                ---------      ---------
   Managed assets ........................................       11,469.6        6,603.2      73.7%
                                                                ---------      ---------
Commercial Finance Segment
   Commercial Services
     Finance receivables .................................        7,184.9        6,204.1      15.8%
   Business Credit
     Finance receivables .................................        6,221.3        5,576.3      11.6%
                                                                ---------      ---------
      Owned assets .......................................       13,406.2       11,780.4      13.8%
                                                                ---------      ---------
Equipment Finance Segment
   Finance receivables ...................................        6,105.1        6,373.1      (4.2)%
   Operating lease equipment, net ........................          428.1          440.6      (2.8)%
   Finance receivables held for sale .....................           91.8          110.7      (17.1)%
                                                                ---------      ---------
      Owned assets .......................................        6,625.0        6,924.4      (4.3)%
   Finance receivables securitized and managed by CIT ....        2,714.9        2,915.5      (6.9)%
                                                                ---------      ---------
   Managed assets ........................................        9,339.9        9,839.9      (5.1)%
                                                                ---------      ---------
Capital Finance Segment
   Finance receivables ...................................        2,831.0        2,956.2      (4.2)%
   Operating lease equipment, net ........................        6,854.1        6,771.6       1.2%
                                                                ---------      ---------
      Owned assets .......................................        9,685.1        9,727.8      (0.4)%
                                                                ---------      ---------
   Other -- Equity Investments ...........................          101.8          181.0      (43.8)%
                                                                ---------      ---------
Totals
   Finance receivables ...................................      $41,182.5      $35,048.2      17.5%
   Operating lease equipment, net ........................        8,313.1        8,290.9       0.3%
   Finance receivables held for sale .....................        1,481.3        1,640.8      (9.7)%
                                                                ---------      ---------
   Financing and leasing assets excluding
      equity investments .................................       50,976.9       44,979.9      13.3%
   Equity investments (included in other assets) .........          101.8          181.0      (43.8)%
                                                                ---------      ---------
      Owned assets .......................................       51,078.7       45,160.9      13.1%
   Finance receivables securitized and managed by CIT ....        7,716.6        8,309.7      (7.1)%
                                                                ---------      ---------
      Managed assets .....................................      $58,795.3      $53,470.6      10.0%
                                                                =========      =========

      The quarterly activity includes the following:

      o     Specialty Finance -- commercial  declined due to a sale of over $300
            million   of   liquidating    manufactured    housing   assets   and
            securitization of assets.

      o Specialty Finance -- consumer increased reflecting the acquisition of EDLG and the continued strength in the home equity lending market where originations of $577 million and purchases of $546 million were partially offset by sales of $251 million to balance certain portfolio demographics and risk characteristics.

      o Commercial Finance increased, reflecting the purchase of substantially all of the factoring assets of Receivables Capital Management, a division of SunTrust. The acquired gross receivables approximate $864 million with acquired net assets of approximately $238 million (net of credit balances of factoring clients). The increase in Business  Credit  (asset  based  lending)  reflects  the transfer of approximately $400 million of sports and gaming portfolio assets from Equipment Finance on top of a strong quarter of new business originations.

      o Equipment Finance was up slightly excluding the asset transfer on lower first quarter volume (from the fourth quarter of 2004), which is typical of business seasonality for this segment.

      o Capital Finance funded three new aircraft during the quarter, but this asset growth was offset by a high rate of risk management related syndication activity.

Business Volumes

      The following table presents new business origination volume (excluding factoring) by segment ($ in millions):

                                                       Quarters Ended
                                                          March 31,
                                                   ----------------------
                                                     2005          2004
                                                   --------      --------
Specialty Finance -- commercial .............      $2,337.5      $2,518.0
Specialty Finance -- consumer ...............       1,362.5       1,057.9
Commercial Finance (excluding factoring) ....         678.6         556.2
Equipment Finance ...........................         988.0         922.1
Capital Finance .............................         334.1         162.6
                                                   --------      --------
   Total new business volume ................      $5,700.7      $5,216.8
                                                   ========      ========

      o Specialty Finance -- commercial lower volumes were primarily in the vendor business.

      o Specialty Finance -- consumer volume increase included strong origination volume and bulk receivable acquisitions in home lending. The current balance also includes $170.7 million of volume from EDLG.

      o Commercial Finance's asset based lending activity posted strong volumes, which increased asset levels in Business Credit, as noted above.

      o Equipment Finance volume is seasonally weak in the first quarter, but did improve 7% from last year.

      o Capital Finance year-over-year volume increase reflected additional aircraft funding as well as several structured transactions.

Non-strategic Business Lines

      The  remaining   non-strategic  business  lines  totaled  $286.8  million,
consisting   primarily  of  manufactured   housing  ($249.1  million),   certain
owner-operator trucking receivables and franchise finance.

      In addition, we have $101.8 million remaining in our venture capital portfolio at March 31, 2005, down from $181.0 million at December 31, 2004, as we closed approximately $75 million in private equity fund sales pursuant to the fourth quarter 2004 agreement to sell the majority of the private equity fund portfolio. The amount remaining at March 31, 2005 consists of private equity funds ($77.1 million) and direct investments ($24.7 million). We had previously ceased making new investments beyond our existing commitments, and during the second quarter of 2004, we sold a significant portion of the direct investment portfolio. We expect to close the sale of the majority of the remaining private equity funds in 2005, which would leave us with less than $30 million in total venture capital investments to liquidate on a systematic, longer-term basis. We may consider additional opportunities for more rapid liquidation of non-strategic assets to the extent available. These actions are consistent with our ongoing initiative to re-deploy capital in higher return businesses.

Concentrations

Ten Largest Accounts

      Our ten largest financing and leasing asset accounts in the aggregate represented 4.8% of our total financing and leasing assets at March 31, 2005 (the largest account being less than 1.0%), compared to 5.3% at December 31, 2004. The decline is due to the addition of the education lending receivables.

Operating Leases

      The following table summarizes the total operating lease portfolio by segment ($ in millions):

                                           March 31,     December 31,
                                             2005           2004
                                           ---------     ------------
Capital Finance -- Aerospace .........     $4,512.2       $4,461.0
Capital Finance -- Rail and Other ....      2,341.9        2,310.6
Specialty Finance ....................      1,030.9        1,078.7
Equipment Finance ....................        428.1          440.6
                                           --------       --------
   Total .............................     $8,313.1       $8,290.9
                                           ========       ========

      The increases in the Capital Finance aerospace portfolio reflected deliveries of three new commercial aircraft, partially offset by the disposition of seven aircraft.

      Management strives to maximize the profitability of the lease equipment portfolio by balancing equipment utilization levels with market rental rates and lease terms. Equipment not subject to lease agreements totaled $111.5 million and $118.3 million at March 31, 2005 and December 31, 2004, respectively. Weakness in the commercial airline industry could adversely impact prospective rental and utilization rates.

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

                                                    March 31,     December 31,
                                                      2005           2004
                                                    ---------     ------------
Commercial aerospace -- non-tax optimized ....      $  337.2       $  336.6
Commercial aerospace -- tax optimized ........         218.0          221.0
Project finance ..............................         342.8          334.9
Rail .........................................         237.7          233.9
Other ........................................         121.2          115.4
                                                    --------       --------
  Total leveraged lease transactions .........      $1,256.9       $1,241.8
                                                    ========       ========
As a percentage of finance receivables .......           3.1%           3.5%
                                                    ========       ========

Joint Venture Relationships

      Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya are among our largest alliances. The agreements with Dell grants Dell the option to purchase CIT's 30% interest in Dell Financial Services L.P. ("DFS") in February 2008 and extends CIT's right to purchase a percentage of DFS's finance receivables through January 2010. The joint venture agreement with Snap-on runs until January 2006. The Avaya agreement, which relates to profit sharing on a CIT direct origination program, extends through September 2006.

      Our financing and leasing assets include amounts related to the Dell, Snap-on and Avaya joint venture programs. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities. The asset balances for these programs are as follows ($ in millions):

                                                                    March 31,    December 31,
                                                                      2005           2004
                                                                    ---------    ------------
Owned Financing and Leasing Assets
Dell.............................................................   $3,651.4      $3,389.4
Snap-on..........................................................    1,081.4       1,114.7
Avaya............................................................      567.0         620.7
Securitized Financing and Leasing Assets
Dell.............................................................   $2,288.4      $2,489.2
Snap-on..........................................................       61.4          64.8
Avaya............................................................      582.8         599.6
Dell International Financing and Leasing Assets Included above
Dell -- owned....................................................   $1,492.9      $1,408.7
Dell -- securitized..............................................       49.9           5.1

      Returns relating to the joint venture relationships (i.e., net income as a percentage of average managed assets) for 2005 were somewhat in excess of CIT's consolidated returns. A significant reduction in origination volumes from any of these alliances could have a material impact on our asset and net income levels. For additional information regarding certain of our joint venture activities, see Note 8 -- Certain Relationships and Related Transactions.

Home Lending Portfolio

      The Specialty Finance -- consumer home lending portfolio totaled $5.6 billion (owned) and $6.7 billion (managed) at March 31, 2005, representing 11.0% and 11.4% of owned and managed assets, respectively. Selected statistics for our managed home lending portfolio are as follows:

      o     92% first mortgages.

      o     Average loan size of approximately $103.9 thousand.

      o Top 5 state concentrations (California, Texas, Florida, Ohio, and Pennsylvania) represented an aggregate 44% of the managed portfolio.

      o 54% fixed-rate with an average loan-to-value of 76% and an average FICO score of 636.

      o Delinquencies (sixty days or more) were 3.41% and 3.59% at March 31, 2005 and December 31, 2004.

      o Charge-offs were 0.95% and 1.27% for the quarters ended March 31, 2005 and 2004.

Education Lending Portfolio

      The Specialty Finance -- consumer education lending portfolio totaled $4.4 billion at March 31, 2005, representing 8.7% of owned and 7.5% of managed assets. Selected statistics for our education lending portfolio as of March 31, 2005 are as follows:

Finance receivables by product type
Consolidation loans .........................................      $3,997.9
Other U.S. Government guaranteed loans ......................         424.6
Private (non-guaranteed) loans and other ....................          13.4
                                                                   --------
   Total ....................................................      $4,435.9
                                                                   ========

      o Delinquencies (sixty days or more) were $112.6 million, 2.60% of finance receivables.

      o Top 5 state concentrations (California, New York, Pennsylvania, Texas, and Ohio) represented an aggregate 36% of the portfolio.

Geographic Composition

      The following table summarizes significant state concentrations greater than 5.0% and foreign concentrations in excess of 1.0% of our owned financing and leasing portfolio assets. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

                                                        March 31,  December 31,
                                                          2005         2004
                                                        ---------  ------------
State
California .....................................         10.6%         10.3%
Texas ..........................................          7.4%          7.8%
New York .......................................          6.8%          6.8%
All other states ...............................         55.4%         52.8%
                                                         ----          ----
      Total U.S. ...............................         80.2%         77.7%
                                                         ====          ====
Country
Canada .........................................          4.9%          5.5%
England ........................................          3.6%          3.9%
France .........................................          1.1%          1.4%
Australia ......................................          1.1%          1.3%
China ..........................................          1.1%          1.3%
Germany ........................................          1.0%          1.2%
Mexico .........................................          1.0%          1.1%
All other countries ............................          6.0%          6.6%
                                                         ----          ----
      Total Outside U.S. .......................         19.8%         22.3%
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

      The commercial aircraft all comply with Stage III noise regulations. The following table summarizes the composition of the commercial aerospace portfolio ($ in millions):

                                       March 31, 2005        December 31, 2004
                                     -------------------    --------------------
                                        Net                    Net
                                     Investment   Number    Investment    Number
                                     ----------   ------    ----------    ------
By Region:
   Europe ......................      $2,150.5       70      $2,160.0       72
   North America ...............       1,114.6       62       1,057.7       66
   Asia Pacific ................       1,257.1       48       1,242.4       46
   Latin America ...............         598.7       24         611.3       25
   Africa / Middle East ........          65.6        4          54.2        3
                                      --------      ---      --------      ---
Total ..........................      $5,186.5      208      $5,125.6      212
                                      ========      ===      ========      ===
By Manufacturer:
   Boeing ......................      $2,572.5      128      $2,558.8      133
   Airbus ......................       2,559.2       71       2,536.9       70
   Other .......................          54.8        9          29.9        9
                                      --------      ---      --------      ---
Total ..........................      $5,186.5      208      $5,125.6      212
                                      ========      ===      ========      ===
By Body Type (1):
   Narrow body .................      $3,956.5      164      $3,894.9      168
   Intermediate ................         828.2       18         842.7       18
   Wide body ...................         347.0       17         358.1       17
   Other .......................          54.8        9          29.9        9
                                      --------      ---      --------      ---
Total ..........................      $5,186.5      208      $5,125.6      212
                                      ========      ===      ========      ===
By Product:
   Operating lease .............      $4,394.2      162      $4,324.6      167
   Leverage lease (other) ......         337.2       12         336.6       12
   Leverage lease
     (tax optimized) ...........         218.0        9         221.0        9
   Capital lease ...............         132.7        6         137.4        6
   Loan ........................         104.4       19         106.0       18
                                      --------      ---      --------      ---
Total ..........................      $5,186.5      208      $5,125.6      212
                                      ========      ===      ========      ===
Other Data:
Off-lease aircraft .............             1                     2
Number of accounts .............            94                    92
Weighted average age
  of fleet (years) .............             7                     6
Largest customer net
  investment ...................      $  284.5              $  286.4

----------
(1) Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

      The top five commercial aerospace exposures totaled $1,067.2 million at March 31, 2005. All top five are to carriers outside of the U.S. The largest exposure to a U.S. carrier at March 31, 2005 was $163.0 million. Future revenues and aircraft values could be impacted by the actions of the carriers, management's actions with respect to re-marketing the aircraft, airline industry performance and aircraft utilization levels.

      The regional aircraft portfolio at March 31, 2005 consisted of 121 planes and a net investment of $292.0 million. The carriers are primarily located in North America and Europe. Operating leases account for about 40% of the portfolio, with the remainder capital leases or loans. At December 31, 2004, the portfolio consisted of 121 planes with a net investment of $302.6 million.

      Commercial airline equipment utilization was high at March 31, 2005, with only one aircraft off-lease (book value of $7.1 million) which demonstrates our ability to place aircraft. Despite some recent improvement in rental rates, current placements remain at compressed rental rates, which reflects current market conditions. Generally, leases are being written for terms between three and five years. Within the regional aircraft portfolio at March 31, 2005, there were 7 aircraft off-lease with a total book value of approximately $18.4 million.

      Our aerospace assets include both operating leases and capital leases. Management monitors economic conditions affecting equipment values, trends in equipment values, and periodically obtains third party appraisals of commercial aerospace equipment, which include projected rental rates. We adjust the depreciation schedules of commercial aerospace equipment on operating leases or residual values underlying capital leases when required. Aerospace assets are reviewed for impairment annually, or more often should events or circumstances warrant. An aerospace asset is defined as impaired when the expected undiscounted cash flow over its expected remaining life is less than its book value. Both historical information and current economic trends are factored into the assumptions and analyses used when determining the expected undiscounted cash flow. Included among these assumptions are the following:

      o     Lease terms

      o     Remaining life of the asset

      o     Lease rates supplied by independent appraisers

      o     Remarketing prospects

      o     Maintenance costs

      See  table  in  "Risk  Management"  section  for  additional   information
regarding commitments to purchase additional aircraft. See Note 10 -- Commitments and Contingencies for additional information regarding commitments to purchase additional aircraft. See Note 4 -- Concentrations for further discussion on concentrations.

Risk Management

      Our risk management process is described in more detail in our 2004 Annual Report on Form 10-K. Our processes remained substantially the same as outlined in our 2004 Form 10-K.

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

      The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

                                          Before Swaps          After Swaps
                                       -----------------     -----------------
                                       Fixed    Floating     Fixed    Floating
                                       rate       rate       rate       rate
                                       -----    --------     -----    --------
            March 31, 2005
Assets ............................     47%        53%        47%        53%
Liabilities .......................     53%        47%        40%        60%

           December 31, 2004
Assets ............................     55%        45%        55%        45%
Liabilities .......................     60%        40%        46%        54%

      Total interest sensitive assets were $47.2 billion and $41.7 billion at March 31, 2005 and December 31, 2004. Total interest sensitive liabilities were $41.5 billion and $35.9 billion at March 31, 2005 and December 31, 2004. The addition of the education lending receivables and related debt during the quarter increased the proportions of floating-rate assets and liabilities at March 31, 2005, as compared to December 31, 2004.

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

Liquidity Risk Management and Capital Resources -- Liquidity risk refers to the risk of being unable to meet potential cash outflows promptly and cost-effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding and committed alternate sources of funding, and we maintain and periodically review a contingency funding plan to be implemented in the event of any form of market disruption. Additionally, we target our debt issuance strategy to achieve a maturity pattern designed to reduce refinancing risk. The primary funding sources are commercial paper (U.S., Canada and Australia), long-term debt (U.S. and International) and asset-backed securities (U.S. and Canada).

      Outstanding commercial paper totaled $4.0 billion at March 31, 2005, compared with $4.2 billion at December 31, 2004. Our targeted U.S. program size remains at $5.0 billion with modest programs aggregating approximately $500 million to be maintained in Canada and Australia. Our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper. We have aggregate bank facilities of $6.3 billion in multi-year facilities. In addition, we have a separate 364-day unsecured committed line of credit of $154 million, which supports the Australian commercial paper program.

      We maintain registration statements with the Securities and Exchange Commission ("SEC") covering debt securities that we may sell in the future. At March 31, 2005, our registration statements had $9.2 billion of registered, but unissued, securities available, under which we may issue debt securities and other capital market securities. Term-debt issued during 2005 totaled $3.5 billion: $1.3 billion in variable-rate medium-term notes and $2.2 billion in fixed-rate notes. Included with the fixed rate notes are issuances under a retail note program in which we offer fixed-rate senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During the quarter, we issued $0.1 billion under this program having maturities of between 2 and 10 years.

      To further strengthen our funding capabilities, we maintain committed asset backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home lending receivables and trade accounts receivable. While these are predominately in the U.S., we also maintain facilities for Canadian domiciled assets. As of March 31, 2005, we had approximately $4.8 billion of availability in our committed asset-backed facilities and $5.6 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program. In addition, we also maintain facilities in connection with our education lending assets; a term shelf with an undrawn capacity of $1.0 billion and an available committed asset-backed facility of $0.4 billion.

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

                                                         March 31,  December 31,
Liquidity Measurement                   Current Target     2005         2004
---------------------                   --------------   ---------  ------------
Commercial paper to total debt.........  Maximum of 15%       9%        11%
Short-term debt to total debt..........  Maximum of 45%      24%        31%
Bank lines to commercial paper......... Minimum of 100%     154%       150%
Aggregate alternate liquidity to
   short-term debt*....................  Minimum of 75%     117%       108%

--------------------------------------------------------------------------------
*     Aggregate   alternative  liquidity  includes  available  bank  facilities, asset-backed facilities and cash.

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

      We have certain covenants contained in our legal documents that govern our funding sources. The most significant covenant in CIT's indentures and credit agreements is a minimum net worth requirement of $4.0 billion.

      The following tables summarize significant contractual obligations and projected cash receipts, and contractual commitments at March 31, 2005 ($ in millions):

                                                                        Payments and Collections by Period(3)
                                                    ------------------------------------------------------------------------------
                                                                  Remaining
                                                      Total         2005          2006          2007          2008         2009+
                                                    ---------     ---------     ---------     ---------     ---------    ---------
Commercial paper ................................   $ 3,963.0     $ 3,963.0     $      --     $      --     $      --    $      --
Variable-rate senior unsecured notes ............    11,473.1       1,786.9       5,228.5       3,181.1         239.1      1,037.5
Fixed-rate senior unsecured notes ...............    22,197.0       3,313.9       2,701.4       3,881.2       1,753.2     10,547.3
Non-recourse, secured borrowings ................     4,638.9       1,011.2          --            --            11.9      3,615.8
Preferred capital security ......................       253.3           1.2           1.7           0.4          --          250.0
Lease rental expense ............................       170.8          45.3          41.8          33.9          28.4         21.4
                                                    ---------     ---------     ---------     ---------     ---------    ---------
   Total contractual obligations ................    42,696.1      10,121.5       7,973.4       7,096.6       2,032.6     15,472.0
                                                    ---------     ---------     ---------     ---------     ---------    ---------
Finance receivables (1) .........................    41,182.5      11,609.7       5,163.7       3,972.1       2,789.0     17,648.0
Operating lease rental income ...................     3,078.3         846.6         821.4         513.1         341.0        556.2
Finance receivables held for sale (2) ...........     1,481.3       1,481.3            --            --            --           --
Cash -- current balance .........................     1,638.1       1,638.1            --            --            --           --
Retained interest in securitizations
   and other investments ........................     1,123.2         510.1         341.8         123.5          72.8         75.0
                                                    ---------     ---------     ---------     ---------     ---------    ---------
   Total projected cash receipts ................    48,503.4      16,085.8       6,326.9       4,608.7       3,202.8     18,279.2
                                                    ---------     ---------     ---------     ---------     ---------    ---------
Net projected cash inflow (outflow) .............   $ 5,807.3     $ 5,964.3     $(1,646.5)    $(2,487.9)    $ 1,170.2    $ 2,807.2
                                                    =========     =========     =========     =========     =========    =========

----------
(1) Based upon contractual cash flows; actual amounts could differ due to prepayments, extensions of credit, charge-offs and other factors.

(2) Based upon management's intent to sell rather than the contractual maturities of underlying assets.

(3) Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.

                                                                       Commitment Expiration by Period
                                                   ---------------------------------------------------------------------
                                                                Remaining
                                                     Total        2005        2006        2007        2008        2009+
                                                   ---------    --------    --------    --------    --------    --------
Credit extensions .............................    $ 9,030.7    $1,180.6    $  972.4    $  863.8    $1,068.4    $4,945.5
Aircraft purchases ............................      2,028.0       774.0       910.0       344.0          --          --
Letters of credit .............................      1,136.2     1,099.0        36.8         0.1         0.3          --
Sale-leaseback payments .......................        473.3         8.8        31.0        31.0        31.0       371.5
Manufacturer purchase commitments .............        470.2       470.2          --          --          --          --
Venture capital commitments ...................         36.6         0.5          --          --         2.9        33.2
Guarantees ....................................         95.0        82.8          --          --        10.5         1.7
Acceptances ...................................         20.3        20.3          --          --          --          --
                                                   ---------    --------    --------    --------    --------    --------
   Total contractual commitments ..............    $13,290.3    $3,636.2    $1,950.2    $1,238.9    $1,113.1    $5,351.9
                                                   =========    ========    ========    ========    ========    ========

Internal Controls

      The  Internal  Controls   Committee  is  responsible  for  monitoring  and
improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 ("SARBOX"), for which the implementation year was 2004. The committee, which is chaired by the Controller, includes the CFO, the Director of Internal Audit and other senior executives in finance, legal, risk management and information technology.

      As discussed in "Net Finance Margin" we recorded a charge during the quarter ended March 31, 2005 relating to third-party servicing errors. During the quarter ended March 31, 2005, and subsequent to March 31, 2005 in conjunction with the preparation of the financial statements, we received and reviewed the servicer's internal control enhancements and remediation plan. The servicer's remediation plan includes improved reconciliation procedures and additional systems change controls. We also initiated enhancements to our analytical review controls with respect to information provided to us by the servicer.

      See Item 4. Controls and Procedures for further discussion.

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

                                                        March 31,   December 31,
                                                          2005         2004
                                                        --------    -----------
Securitized Assets:
   Specialty Finance -- commercial .................    $3,870.2     $4,165.5
   Specialty Finance -- home lending ...............     1,131.5      1,228.7
   Equipment Finance ...............................     2,714.9      2,915.5
                                                        --------     --------
      Total securitized assets .....................    $7,716.6     $8,309.7
                                                        ========     ========
   Securitized assets as a % of managed assets .....        13.1%        15.5%
                                                        ========     ========


                                                            Quarters Ended
                                                              March  31,
                                                        ---------------------
                                                           2005        2004
                                                        --------     --------
Volume Securitized:
   Specialty Finance -- commercial .................      $675.1     $  963.3
   Equipment Finance ...............................       253.9        273.1
                                                          ------     --------
      Total volume securitized .....................      $929.0     $1,236.4
                                                          ======     ========

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

      Our retained interests had a carrying value at March 31, 2005 of $1.1 billion. Retained interests are subject to credit and prepayment risk. As of March 31, 2005, approximately 50% of our outstanding securitization pool balances are in conduit structures. These assets are subject to the same credit granting and monitoring processes which are described in the "Credit Risk Management" section.

      The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2005 were as follows:

                                                          Commercial Equipment
                                                        -----------------------
                                                        Specialty     Equipment
                                                         Finance       Finance
                                                        ---------     ---------
Weighted average prepayment speed ...............          46.8%        12.0%
Weighted average expected credit losses .........          0.52%        0.71%
Weighted average discount rate ..................          7.62%        9.00%
Weighted average life (in years) ................          1.31         2.12


      The key assumptions used in measuring the fair value of retained interests in securitized assets at March 31, 2005 were as follows:

                                Commercial Equipment  Home Lending
                                --------------------      and       Recreational
                                Specialty  Equipment  Manufactured    Vehicles
                                 Finance    Finance     Housing       and Boat
                                 -------    -------     -------       --------
Weighted average
  prepayment speed ...........    32.1%      11.6%        25.9%         21.5%
Weighted average
  expected credit losses .....    1.06%      1.22%        1.49%         1.55%
Weighted average
  discount rate ..............    7.87%      9.49%       13.09%        15.00%
Weighted average
  life (in years) ............    1.10       1.40         3.12          2.69

      The education lending business, which was acquired in February 2005, is funded largely with securitization structures that do not meet the accounting requirements for sales treatment, and are therefore accounted for as secured borrowings. Accordingly, the receivables and related debt are "on balance sheet," and there are no gains on sale or retained interests in securitizations related to these transactions. See disclosure in Item 1. Consolidated Financial Statements, Note 1 -- Summary of Significant Accounting Policies.

Joint Venture Activities

      We utilize joint ventures organized through distinct legal entities to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. The vendor partner and CIT jointly own these distinct legal entities, and there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See disclosure in Item 1. Consolidated Financial Statements, Note 8 -- Certain Relationships and Related Transactions.

Capitalization

      The following table presents information regarding our capital structure ($ in millions):

                                                   March 31,       December 31,
                                                     2005              2004
                                                   ---------       -----------
Commercial paper and term debt ...............     $42,272.0        $37,471.0
                                                   ---------        ---------
Preferred capital securities .................         253.3            253.8
Stockholders' equity (1) .....................       6,290.0          6,073.7
Goodwill and other intangible assets .........        (906.4)          (596.5)
                                                   ---------        ---------
   Total tangible stockholders' equity
     and preferred capital securities ........       5,636.9          5,731.0
                                                   ---------        ---------
Total tangible capitalization ................     $47,908.9        $43,202.0
                                                   =========        =========
Tangible stockholders' equity (1)
   and preferred capital
   securities to managed assets ..............          9.59%           10.72%

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

      The EDLG acquisition and factoring purchase increased goodwill and acquired intangibles by approximately $317 million.

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

      See "Liquidity Risk Management and Capital Resources" for discussion of risks impacting our liquidity and capitalization.

Critical Accounting Estimates

      The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We consider accounting estimates relating to the following to be critical in applying our accounting policies:

      o     Investments

      o     Charge-off of Finance Receivables

      o     Impaired Loans

      o     Reserve for Credit Losses

      o     Retained Interests in Securitizations

      o     Lease Residual Values

      o     Goodwill and Intangible Assets

      o     Income Tax Reserves and Deferred Income Taxes

      There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from what is described in our 2004 Annual Report on Form 10-K.

Statistical Data

      The following table presents components of net income as a percentage of AEA, along with other selected financial data ($ in millions):

                                                            Quarters Ended
                                                               March 31,
                                                       ------------------------
                                                          2005           2004
                                                       ----------    ----------
Finance income .....................................        9.27%         9.73%
Interest expense ...................................        3.57%         3.23%
                                                       ---------     ---------
Net finance income .................................        5.70%         6.50%
Depreciation on operating lease equipment ..........        2.16%         2.56%
                                                       ---------     ---------
Net finance margin .................................        3.54%         3.94%
Provision for credit losses ........................        0.41%         0.93%
                                                       ---------     ---------
Net finance margin after provision for credit losses        3.13%         3.01%
Other revenue ......................................        2.17%         2.50%
Gain (loss) on venture capital investments .........        0.10%         0.01%
                                                       ---------     ---------
Operating margin ...................................        5.40%         5.52%
Salaries and general operating expenses ............        2.37%         2.60%
Gain on redemption of debt .........................          --          0.45%
                                                       ---------     ---------
Income before provision for income taxes ...........        3.03%         3.37%
Provision for income taxes .........................       (1.11)%       (1.32)%
Minority interest, after tax .......................       (0.01)%          --
                                                       ---------     ---------
  Net income .......................................        1.91%         2.05%
                                                       =========     =========
Average Earning Assets .............................   $44,084.6     $36,865.1
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

      Selected non-GAAP disclosures are presented and reconciled in the table below ($ in millions):

                                                       March 31,    December 31,
                                                         2005          2004
                                                      ---------      ---------
Managed assets(1):
Finance receivables (including
  pledged education lending receivables) .........    $41,182.5      $35,048.2
Operating lease equipment, net ...................      8,313.1        8,290.9
Finance receivables held for sale ................      1,481.3        1,640.8
Equity and venture capital investments
  (included in other assets) .....................        101.8          181.0
                                                      ---------      ---------
Total financing and leasing portfolio assets .....     51,078.7       45,160.9
Securitized assets ...............................      7,716.6        8,309.7
                                                      ---------      ---------
  Managed assets .................................    $58,795.3      $53,470.6
                                                      =========      =========
Earning assets (2):
Total financing and leasing portfolio assets .....    $51,078.7      $45,160.9
Credit balances of factoring clients .............     (4,269.8)      (3,847.3)
                                                      ---------      ---------
  Earning assets .................................    $46,808.9      $41,313.6
                                                      =========      =========
Tangible equity(3):
  Total equity ...................................    $ 6,318.0      $ 6,055.1
Other comprehensive (income) loss
  relating to derivative financial instruments ...        (20.3)          27.1
Unrealized gain on securitization investments ....         (7.7)          (8.5)
Goodwill and intangible assets ...................       (906.4)        (596.5)
                                                      ---------      ---------
Tangible common equity ...........................      5,383.6        5,477.2
Preferred capital securities .....................        253.3          253.8
                                                      ---------      ---------
  Tangible equity ................................    $ 5,636.9      $ 5,731.0
                                                      =========      =========
Debt, net of overnight deposits(4):
Total debt .......................................    $42,525.3      $37,724.8
Overnight deposits ...............................     (1,006.3)      (1,507.3)
Preferred capital securities .....................       (253.3)        (253.8)
                                                      ---------      ---------
  Debt, net of overnight deposits ................    $41,265.7      $35,963.7
                                                      =========      =========
Earnings per share, excluding certain items(5)
GAAP earnings per share ..........................    $    0.98      $    0.95
Loss on accelerated liquidations
  -- manufactured housing ........................         --             0.04
(Gain)/loss on accelerated liquidations
  -- venture capital investments .................        (0.03)          0.04
Reduction of specific credit loss reserves .......         --            (0.12)
                                                      ---------      ---------
  Adjusted earnings per share ....................    $    0.95      $    0.91
                                                      =========      =========

--------------------------------------------------------------------------------
(1) Managed assets are utilized in certain credit and expense ratios. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.

(2) Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.

(3) Tangible equity is utilized in leverage ratios. Other comprehensive losses and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts that will be realized.

(4) Debt, net of overnight deposits is utilized in certain leverage ratios. Overnight deposits are excluded from these calculations, as these amounts are retained by the Company to repay debt. Overnight deposits are reflected in both debt and cash and cash equivalents.

(5) The diluted EPS related to the items listed are shown separately, as the items are not indicative of our on-going operations.

Forward-Looking Statements

      Certain statements contained in this document are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words "anticipate," "believe," "expect," "estimate," "target" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

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

      o     demographic trends,

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

Item 4. Controls and Procedures

      As previously disclosed, management has determined that the lack of a control to reconcile the difference between the tax basis and book basis of each component of the Company's balance sheet with the deferred tax asset and liability accounts constitutes a material weakness. Management has performed alternative analyses and reconciliations of the income tax balance sheet and income statement accounts and based thereon believes that the income tax provision is appropriate and that the remediation will not result in a material adjustment to the Company's reported balance sheet or net income.

      In connection with the June 2001 acquisition by Tyco, our income tax compliance, reporting and planning function was transferred to Tyco. This caused a lapse in maintaining, developing and implementing changes to various income tax financial reporting processes that are currently required. Following our 2002 IPO, we classified our tax reporting as a "reportable condition", as defined by standards established by the American Institute of Certified Public Accountants. As previously reported, we have made substantial progress with respect to the reportable condition by hiring and training personnel, rebuilding tax reporting systems, preparing amendments to prior U.S. Federal income tax returns, and implementing processes and controls with respect to income tax reporting and compliance. We continued to develop the processes and controls to complete an analysis of our income tax asset and liability accounts, including the refinement of, and reconciliation to transactional level detail of, book to tax differences. During the quarter ended March 31, 2005, we completed the transactional-level reconciliations of book to tax differences for several of our business units, which in turn validated our current methodology in connection with remediating the material weakness.

      As of the end of the period covered by this report, we have not fully remediated the material weakness in the Company's internal control over income tax deferred assets and liabilities but anticipate a resolution during 2005.

      Other than the changes discussed above, there have been no changes to the Company's internal controls over financial reporting that occurred since the beginning of the Company's first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

      On July 14, 2004, the U.S. Bankruptcy Court ordered the liquidation for NorVergence under Chapter 7 of the Bankruptcy Code. Thereafter, the Attorneys General of several states commenced investigations of NorVergence and the financial institutions, including CIT, that purchased NorVergence Leases. CIT entered into settlement negotiations with those Attorneys General. CIT reached separate settlements with the New York and New Jersey Attorneys General. Under those settlements, lessees in those states will have an opportunity to resolve all claims by and against CIT by paying a percentage of the remaining balance on their lease. Negotiations with other Attorneys General are continuing. CIT has also been asked by the Federal Trade Commission to produce documents for transactions related to NorVergence. In addition, on February 15, 2005, CIT was served with a subpoena seeking the production of documents in a grand jury proceeding being conducted by the U.S. Attorney for the Southern District of New York in connection with an investigation of transactions related to NorVergence. CIT is in the process of complying with these information requests.

Other Litigation

      In addition, there are various legal proceedings against CIT, which have arisen in the ordinary course of business. While the outcomes of the NorVergence related litigation and the ordinary course legal proceedings ,and the related activities, are not certain, based on present assessments, management does not believe that they will have a material adverse effect on the financial condition of CIT.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table details the repurchase activity of CIT common stock during the March 31, 2005 quarter:

                                                                             Total Number of       Maximum Number
                                             Total           Average        Shares Purchased      of Shares that May
                                           Number of          Price        as Part of Publicly    Yet be Purchased
                                             Shares           Paid           Announced Plans       Under the Plans
                                           Purchased        Per Share          or Programs           or Programs
                                           ---------        ---------          -----------           -----------
Balance at December 31, 2004..........     1,672,033          $38.17                                   2,381,000
                                          ----------
   January 1 - 31, 2005...............       400,000          $42.32              400,000              1,981,000
   February 1 - 28, 2005..............       390,000          $41.13              390,000              1,591,000
   March 1 - 31, 2005.................       660,000          $39.83              660,000                931,000
                                          ----------
   Total Purchases....................     1,450,000
                                          ----------
Reissuances(1)........................    (1,773,642)
                                          ----------
Balance at March 31, 2005.............     1,348,391
                                          ==========

--------------------------------------------------------------------------------
(1) Includes the issuance of common stock held in treasury upon exercise of stock options, payment of employee stock purchase plan obligations and the vesting of restricted stock.

      On April 18, 2005, our Board of Directors approved an expanded common stock repurchase program to acquire up to an additional five million shares of our outstanding common stock. These are in addition to the shares remaining from a previously approved program. The repurchased common stock is held as treasury shares and may be used for the issuance of shares under CIT's employee stock purchase plans and for general corporate purposes. The program authorizes the Company to purchase shares over a two-year period beginning April 19, 2005. Acquisitions under the share repurchase program will be made on the open market from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The program may be discontinued at any time and is not expected to have a significant impact on our capitalization.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS

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

            4.2 Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (Incorporated by reference to Exhibit 4.4 to Form S-3/A filed by CIT on October 28,
                  2004).

            4.3 Certain instruments defining the rights of holders of CIT's long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

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

                                CIT GROUP INC.

                                By:            /s/ JOSEPH M. LEONE
                                    ------------------------------------------
                                                 Joseph M. Leone
                                    Vice Chairman and Chief Financial Officer


                                By:            /s/ WILLIAM J. TAYLOR
                                    ------------------------------------------
                                                William J. Taylor
                                      Executive Vice President, Controller
                                        and Principal Accounting Officer

May 6, 2005