Form 10-Q
period 2005-06-30
CIT GROUP INC
filed 2005-08-05
CIK 1171825

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                                   ----------

              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

      Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes |X| No [ ]

      As of July 29, 2005, there were 201,708,815 shares of the Registrant's common stock outstanding.

================================================================================

                         CIT GROUP INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

                         Part I--Financial Information:

Item 1.    Consolidated Financial Statements ...........................     1
           Consolidated Balance Sheets (Unaudited) .....................     1
           Consolidated Statements of Income (Unaudited) ...............     2
           Consolidated Statement of Stockholders' Equity (Unaudited) ..     3
           Consolidated Statements of Cash Flows (Unaudited) ...........     4
           Notes to Consolidated Financial Statements (Unaudited) ......   5-20
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations
           and
Item 3.    Quantitative and Qualitative Disclosure about Market Risk ...   21-45
Item 4.    Controls and Procedures .....................................    46

                           Part II--Other Information:

Item 1.    Legal Proceedings ...........................................    47
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .    47
Item 3.    Default Upon Senior Securities ..............................    48
Item 4.    Submission of Matters to a Vote of Security Holders .........    48
Item 5.    Other Information ...........................................    49
Item 6.    Exhibits ....................................................    49

Signatures .............................................................    50

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         CIT GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                      ($ in millions -- except share data)

                                                                         June 30,      December 31,
                                                                           2005            2004
                                                                         --------      -----------
                                     ASSETS

Financing and leasing assets:
   Finance receivables .............................................     $36,338.4      $35,048.2
   Education lending receivables pledged ...........................       4,170.9           --
   Reserve for credit losses .......................................        (622.3)        (617.2)
                                                                         ---------      ---------
   Net finance receivables .........................................      39,887.0       34,431.0
   Operating lease equipment, net ..................................       8,642.9        8,290.9
   Finance receivables held for sale ...............................       1,435.9        1,640.8
Cash and cash equivalents, including $309.3 and $0.0 restricted ....       2,231.7        2,210.2
Retained interest in securitizations and other investments .........       1,122.0        1,228.2
Goodwill and intangible assets, net ................................         903.1          596.5
Other assets .......................................................       3,084.1        2,713.7
                                                                         ---------      ---------
Total Assets .......................................................     $57,306.7      $51,111.3
                                                                         =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:

   Commercial paper ................................................     $ 3,253.4      $ 4,210.9
   Variable-rate senior unsecured notes ............................      13,556.0       11,545.0
   Fixed-rate senior unsecured notes ...............................      22,457.4       21,715.1
   Non-recourse, secured borrowings -- education lending ...........       3,938.8             --
   Preferred capital securities ....................................         252.9          253.8
                                                                         ---------      ---------
Total debt .........................................................      43,458.5       37,724.8
Credit balances of factoring clients ...............................       3,649.2        3,847.3
Accrued liabilities and payables ...................................       3,748.5        3,443.7
                                                                         ---------      ---------
   Total Liabilities ...............................................      50,856.2       45,015.8
Commitments and Contingencies (Note 10)
Minority interest ..................................................          49.3           40.4
Stockholders' Equity:
   Preferred stock: $0.01 par value, 100,000,000 authorized,
     none issued ...................................................            --             --
   Common stock: $0.01 par value, 600,000,000 authorized,
     Issued: 212,256,253 and 212,112,203 ...........................           2.1            2.1
     Outstanding: 210,047,448 and 210,440,170
   Paid-in capital, net of deferred compensation of $55.2
     and $39.3 .....................................................      10,648.1       10,674.3
   Accumulated deficit .............................................      (4,129.9)      (4,499.1)
   Accumulated other comprehensive loss ............................         (29.6)         (58.4)
Less: treasury stock, 2,208,805 and 1,672,033 shares, at cost ......         (89.5)         (63.8)
                                                                         ---------      ---------
   Total Stockholders' Equity ......................................       6,401.2        6,055.1
                                                                         ---------      ---------
Total Liabilities and Stockholders' Equity .........................     $57,306.7      $51,111.3
                                                                         =========      =========

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    ($ in millions -- except per share data)

                                                                 Quarters Ended         Six Months Ended
                                                                    June 30,                June 30,
                                                              --------------------    --------------------
                                                                2005        2004        2005        2004
                                                              --------    --------    --------    --------
Finance income ..........................................     $1,106.7    $  908.9    $2,128.7    $1,805.8
Interest expense ........................................        466.7       300.0       860.9       598.0
                                                              --------    --------    --------    --------
Net finance income ......................................        640.0       608.9     1,267.8     1,207.8
Depreciation on operating lease equipment ...............        241.2       237.9       478.8       473.7
                                                              --------    --------    --------    --------
Net finance margin ......................................        398.8       371.0       789.0       734.1
Provision for credit losses .............................         47.2        65.7        92.5       151.3
                                                              --------    --------    --------    --------
Net finance margin after provision for credit losses ....        351.6       305.3       696.5       582.8
Other revenue ...........................................        278.9       233.5       518.3       463.9
Net gain on venture capital investments .................          1.3         3.0        12.1         3.7
                                                              --------    --------    --------    --------
Operating margin ........................................        631.8       541.8     1,226.9     1,050.4
Salaries and general operating expenses .................        271.8       252.4       532.8       492.4
Provision for restructuring .............................         25.2          --        25.2          --
Gain on redemption of debt ..............................           --          --          --        41.8
                                                              --------    --------    --------    --------
Income before provision for income taxes ................        334.8       289.4       668.9       599.8
Provision for income taxes ..............................       (113.0)     (112.8)     (235.8)     (233.9)
Minority interest, after tax ............................         (1.1)         --        (2.0)         --
                                                              --------    --------    --------    --------
Net income ..............................................     $  220.7    $  176.6    $  431.1    $  365.9
                                                              ========    ========    ========    ========
Earnings per share

Basic earnings per share ................................     $   1.05    $   0.83    $   2.05    $   1.73
Diluted earnings per share ..............................     $   1.03    $   0.82    $   2.01    $   1.70
Number of shares -- basic (thousands) ...................      210,506     211,532     210,581     211,685
Number of shares -- diluted (thousands) .................      214,699     215,359     214,894     215,584
Dividends per common share ..............................     $   0.16    $   0.13    $   0.29    $   0.26

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                                 ($ in millions)

                                                                                  Accumulated
                                                                 Accumulated        Other                         Total
                                         Common      Paid-in     (Deficit)/      Comprehensive     Treasury    Stockholders'
                                          Stock      Capital      Earnings       (Loss)/Income       Stock        Equity
                                         ------     ---------    -----------     -------------     --------    -------------
December 31, 2004 ...................     $2.1      $10,674.3     $(4,499.1)        $(58.4)        $ (63.8)      $6,055.1
Net income ..........................                                 431.1                                         431.1
Foreign currency translation
   adjustments ......................                                                 21.5                           21.5
Change in fair values of
   derivatives qualifying as cash
   flow hedges ......................                                                 (2.4)                          (2.4)
Unrealized gain on equity and
   securitization investments, net ..                                                  9.3                            9.3
Minimum pension liability
   adjustment .......................                                                  0.4                            0.4
                                                                                                                 --------
Total comprehensive income ..........                                                                               459.9
                                                                                                                 --------
Cash dividends ......................                                 (61.9)                                        (61.9)
Restricted common stock grants
   amortization .....................                    23.1                                                        23.1
Treasury stock purchased, at cost ...                                                               (141.9)        (141.9)
Exercise of stock option awards .....                   (48.9)                                       114.0           65.1
Employee stock purchase plan
   participation ....................                    (0.4)                                         2.2            1.8
                                          ----      ---------     ---------         ------         -------       --------
June 30, 2005 .......................     $2.1      $10,648.1     $(4,129.9)        $(29.6)        $ (89.5)      $6,401.2
                                          ====      =========     =========         ======         =======       ========

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in millions)

                                                                          Six Months Ended
                                                                              June 30,
                                                                      ------------------------
                                                                         2005          2004
                                                                      ----------    ----------
Cash Flows From Operations
Net income (loss) ...............................................     $    431.1    $    365.9
Adjustments to reconcile net income (loss) to net cash flows from operations:
   Depreciation and amortization ................................          499.9         490.7
   Provision for deferred federal income taxes ..................          182.1         151.3
   Provision for credit losses ..................................           92.5         175.2
   Gains on equipment, receivable and investment sales ..........         (164.3)       (115.7)
   Gain on debt redemption ......................................           --           (41.8)
   Decrease (increase) in finance receivables held for sale .....          278.8        (523.9)
   (Increase) decrease in other assets ..........................          (41.6)        228.3
   Increase (decrease) in accrued liabilities and payables ......          276.5        (223.4)
   Other ........................................................          (79.7)        (57.8)
                                                                      ----------    ----------
Net cash flows provided by operations ...........................        1,475.3         448.8
                                                                      ----------    ----------

Cash Flows From Investing Activities
Loans extended ..................................................      (26,792.6)    (24,551.1)
Collections on loans ............................................       24,869.2      22,739.1
Proceeds from asset and receivable sales ........................        3,056.5       2,072.0
Purchase of finance receivable portfolios .......................       (2,095.0)     (1,373.5)
Purchases of assets to be leased ................................         (985.1)       (548.7)
Net decrease in short-term factoring receivables ................         (165.9)        (88.9)
Acquisitions, net of cash acquired ..............................         (152.6)         --
Goodwill and intangibles assets acquired ........................          (60.0)         --
Other ...........................................................          167.2          51.1
                                                                      ----------    ----------
Net cash flows (used for) investing activities ..................       (2,158.3)     (1,700.0)
                                                                      ----------    ----------

Cash Flows From Financing Activities

Proceeds from the issuance of variable and fixed-rate notes .....        7,656.4       6,628.1
Repayments of variable and fixed-rate notes .....................       (5,626.4)     (5,374.3)
Net decrease in commercial paper ................................         (957.6)         (3.5)
Net loans extended -- pledged in conjunction with
   secured borrowings ...........................................         (270.3)         --
Cash dividends paid .............................................          (61.9)        (55.9)
Net repayments of non-recourse leveraged lease debt .............           16.2        (103.3)
Other ...........................................................          (51.9)        (35.9)
                                                                      ----------    ----------

Net cash flows provided by financing activities .................          704.5       1,055.2
                                                                      ----------    ----------
Net increase (decrease) in cash and cash equivalents ............           21.5        (196.0)
Cash and cash equivalents, beginning of period ..................        2,210.2       1,973.7
                                                                      ----------    ----------
Cash and cash equivalents, end of period ........................     $  2,231.7    $  1,777.7
                                                                      ==========    ==========

Supplementary Cash Flow Disclosure
Interest paid ...................................................     $    759.4    $    642.3
Federal, foreign, state and local income taxes paid, net ........     $     48.3    $     45.1

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited)

Note 1 -- Summary of Significant Accounting Policies

      CIT Group Inc., a Delaware corporation ("we," "CIT" or the "Company"), is a global commercial and consumer finance company that was founded in 1908. CIT provides financing and leasing capital for consumers and companies in a wide variety of industries, offering vendor, equipment, commercial, factoring, home lending, educational lending and structured financing products as well as rendering management advisory services. CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region.

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

Education Lending Acquisition

      In February 2005, CIT acquired Education Lending Group, Inc. ("EDLG"), a specialty finance company principally engaged in providing education loans (primarily U.S. government guaranteed), products and services to students, parents, schools and alumni associations. The shareholders of EDLG received $19.05 per share or approximately $383 million in cash. The acquisition was accounted for under the purchase method, with the acquired assets and liabilities recorded at their estimated fair values as of the February 17, 2005 acquisition date. The assets acquired included approximately $4.4 billion of finance receivables and $287 million of goodwill and intangible assets. This business is largely funded with "Education Loan Backed Notes," which are accounted for under SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The assets related to these borrowings are owned by a special purpose entity that is consolidated in the CIT financial statements, and the creditors of that special purpose entity have received ownership and / or security interests in the assets. As EDLG retains certain call features with respect to these borrowings, the transactions do not meet the SFAS 140 requirements for sales treatment and are therefore recorded as secured borrowings and are reflected in the Consolidated Balance
Sheet as "Education lending receivables pledged" and "Non-recourse, secured borrowings -- education lending." Certain cash balances, included in cash and cash equivalents, are restricted in conjunction with these borrowings.

Stock-Based Compensation

      CIT has elected to apply Accounting Principles Board Opinion 25 ("APB 25") rather than the optional provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" in accounting for its stock-based compensation plans. Under APB 25, CIT does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table presents the proforma information required by SFAS 123 as if CIT had accounted for stock options granted under the fair value method of SFAS 123, as amended ($ in millions, except per share data):

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                             Quarters Ended        Six Months Ended
                                                                                 June 30,               June 30,
                                                                            ------------------     ------------------
                                                                            2005        2004        2005        2004
                                                                          --------    --------    --------    --------
Net income as reported ..............................................      $220.7      $176.6      $431.1      $365.9
Stock-based compensation expense -- fair value
method, after tax ...................................................        (4.8)       (5.4)       (9.9)      (10.5)
                                                                           ------      ------      ------      ------
Proforma net income .................................................      $215.9      $171.2      $421.2      $355.4
                                                                           ======      ======      ======      ======
                                                                              Quarters Ended       Six Months Ended
                                                                                 June 30,               June 30,
                                                                            ------------------     ------------------
                                                                             2005       2004        2005       2004
                                                                           -------    --------    --------    -------
Basic earnings per share as reported ................................       $1.05       $0.83       $2.05      $1.73
Basic earnings per share proforma ...................................       $1.03       $0.81       $2.00      $1.68
Diluted earnings per share as reported ..............................       $1.03       $0.82       $2.01      $1.70
Diluted earnings per share proforma .................................       $1.01       $0.79       $1.96      $1.65

      For the quarters ended June 30, 2005 and 2004, net income includes $8.0 million and $3.4 million of after-tax compensation cost related to restricted stock awards, while the year to date costs were $14.1 million and $7.4 million, respectively.

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

Note 2 -- Earnings Per Share

      Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive

                         CIT GROUP INC. AND SUBSIDIARIES
securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the denominator and averaged approximately 16.1 million shares and 16.7 million shares for the quarters ended June 30, 2005 and 2004, and 16.5 million shares and 16.4 million shares for the six months ended June 30, 2005 and 2004, respectively.

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented ($ in millions, except per share amounts, which are in whole dollars; weighted-average share balances are in thousands):

                                                          Quarter Ended June 30, 2005              Quarter Ended June 30, 2004
                                                     ------------------------------------     -------------------------------------
                                                       Income        Shares     Per Share      Income          Shares     Per Share
                                                     (Numerator)  (Denominator)   Amount      (Numerator)  (Denominator)   Amount
                                                     -----------  ------------- ---------     ------------ -------------  ---------
Basic EPS:
  Income available to common stockholders .......       $220.7       210,506     $1.05          $176.6        211,532       $0.83
Effect of Dilutive Securities:
  Restricted shares .............................                        890                                      758
  Performance shares ............................                        644                                       --
  Stock options .................................                      2,659                                    3,069
                                                        ------       -------                    ------        -------
Diluted EPS .....................................       $220.7       214,699     $1.03          $176.6        215,359       $0.82
                                                        ======       =======                    ======        =======

                                                        Six Months Ended June 30, 2005            Six Months Ended June 30, 2004
                                                     ------------------------------------     -------------------------------------
Basic EPS:
  Income available to common stockholders .......       $431.1       210,581     $2.05          $365.9        211,685       $1.73
Effect of Dilutive Securities:
  Restricted shares .............................                        883                                      649
  Performance shares ............................                        537                                       --
  Stock options .................................                      2,893                                    3,250
                                                        ------       -------                    ------        -------
Diluted EPS .....................................       $431.1       214,894     $2.01          $365.9        215,584       $1.70
                                                        ======       =======                    ======        =======

Note 3 -- Business Segment Information

      The selected financial information by business segment presented below is based upon the allocation of most corporate expenses. For the 2005 periods, capital is allocated to the segments by applying different leverage ratios to each business unit using market capitalization and risk criteria. The capital allocations reflect the relative risk of individual asset classes within segments and range from approximately 2% of managed assets for U.S. government guaranteed loans to approximately 15% of managed assets for longer-term assets such as aerospace and rail.

      During the second quarter of 2005, segment reporting was modified in conjunction with certain business restructuring initiatives. First, the former Commercial Finance segment has been divided into two segments, Commercial Services (factoring) and Corporate Finance. Corporate Finance includes the former Business Credit (asset based lending), Power, Energy and Infrastructure, which was transferred from Capital Finance, and Healthcare, which was transferred from Equipment Finance. Prior period balances have been adjusted to conform to current period presentation, except for the transfer of Healthcare assets and related income data ($ in millions):

                         CIT GROUP INC. AND SUBSIDIARIES

                                Specialty    Specialty                                                      Corporate
                                 Finance-    Finance-  Commercial  Corporate  Equipment  Capital     Total      and
                                commercial   consumer   Services    Finance    Finance   Finance   Segments    Other  Consolidated
                                ----------   --------   --------    -------    -------   -------   --------    -----  ------------
Quarter Ended
June 30, 2005

Operating margin ............   $   222.2   $    60.6   $   97.3   $  100.6   $   72.6  $   59.4   $   612.7  $ 19.1    $   631.8
Income taxes ................        51.2        10.1       26.2       26.4       20.6       3.6       138.1   (25.1)       113.0
Net income (loss)  ..........        79.1        16.1       42.6       43.4       34.2      38.9       254.3   (33.6)       220.7

Quarter Ended
June 30, 2004

Operating margin ............   $   187.5   $    39.8   $   92.6   $  110.0   $   53.6  $   33.2   $   516.7  $ 25.1    $   541.8
Income taxes ................        33.8         8.4       25.9       31.8       11.7       3.8       115.4    (2.6)       112.8
Net income (loss)  ..........        65.6        14.2       40.0       48.3       19.3      13.2       200.6   (24.0)       176.6

At or for the Six
Months Ended
June 30, 2005

Operating margin ............   $   428.9   $   111.8   $  185.9   $  196.1   $  128.2  $  114.6   $ 1,165.5  $ 61.4    $ 1,226.9
Income taxes ................        90.4        20.5       48.4       51.3       34.1      14.3       259.0   (23.2)       235.8
Net income (loss)  ..........       154.2        32.4       79.9       85.1       55.5      65.5       472.6   (41.5)       431.1
Total financing and
  leasing assets ............    10,727.9    10,899.0    6,417.2    8,104.2    4,636.2   9,835.2    50,619.7    --       50,619.7
Total managed
  assets ....................    14,525.1    11,926.6    6,417.2    8,158.2    7,217.3   9,835.2    58,079.6    --       58,079.6

At or for the Six
Months Ended
June 30, 2004

Operating margin ............   $   382.7   $    70.3   $  179.2   $  182.9   $  102.0  $   82.6   $   999.7  $ 50.7    $ 1,050.4
Income taxes ................        72.0        14.1       49.2       51.1       21.5      15.3       223.2    10.7        233.9
Net income (loss)  ..........       134.5        21.7       76.3       78.2       35.4      35.7       381.8   (15.9)       365.9
Total financing and
  leasing assets ............    10,322.2     3,756.5    5,808.6    6,335.2    6,847.5   8,383.5    41,453.5    --       41,453.5
Total managed
  assets ....................    14,330.4     5,244.4    5,808.6    6,335.2    9,752.4   8,383.5    49,854.5    --       49,854.5

                         CIT GROUP INC. AND SUBSIDIARIES

Note 4 -- Concentrations

      The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets ($ in millions):

                                                                      June 30, 2005         December 31, 2004
                                                                      -------------         -----------------
Geographic
North America:
West...........................................................   $10,023.3     19.8%     $ 8,595.3    19.0%
Northeast......................................................     9,373.7     18.5%       8,463.4    18.7%
Midwest........................................................     8,297.7     16.4%       6,907.0    15.3%
Southeast......................................................     7,270.3     14.4%       6,283.3    14.0%
Southwest......................................................     5,114.9     10.1%       4,848.3    10.7%
Canada.........................................................     2,583.9      5.1%       2,483.4     5.5%
                                                                  ---------    -----      ---------   -----
   Total North America.........................................    42,663.8     84.3%      37,580.7    83.2%
Other foreign..................................................     7,955.9     15.7%       7,580.2    16.8%
                                                                  ---------    -----      ---------   -----
Total..........................................................   $50,619.7    100.0%     $45,160.9   100.0%
                                                                  =========    =====      =========   =====

Industry
Manufacturing(1)...............................................   $ 7,156.5     14.1%     $ 6,932.0    15.4%
Consumer based lending -- home lending..........................    6,285.0     12.4%       5,069.8    11.2%
Commercial airlines (including regional airlines)..............     6,063.9     12.0%       5,512.4    12.2%
Retail(2)......................................................     5,993.6     11.8%       5,859.4    13.0%
Consumer based lending -- education lending.....................    4,291.5      8.5%            --      --
Service industries.............................................     2,865.0      5.7%       2,854.5     6.3%
Transportation(3)..............................................     2,430.9      4.8%       2,969.6     6.6%
Consumer based lending -- non-real estate(4)....................    2,325.7      4.6%       2,480.1     5.5%
Wholesaling....................................................     1,901.1      3.8%       1,727.5     3.8%
Construction equipment.........................................     1,603.5      3.2%       1,603.1     3.5%
Communications(5)..............................................     1,255.7      2.5%       1,292.1     2.9%
Healthcare services............................................     1,134.5      2.2%         992.5     2.2%
Other (no industry greater than 3.0%)(6).......................     7,312.8     14.4%       7,867.9    17.4%
                                                                  ---------    -----      ---------   -----
Total..........................................................   $50,619.7    100.0%     $45,160.9   100.0%
                                                                  =========    =====      =========   =====

--------------------------------------------------------------------------------
(1) Includes manufacturers of apparel (2.9%), followed by food and kindred products, textiles, transportation equipment, chemical and allied products, rubber and plastics, industrial machinery and equipment, and other industries.

(2)   Includes retailers of apparel (4.8%) and general merchandise (3.8%).

(3)   Includes  rail,  bus,   over-the-road  trucking  industries  and  business
      aircraft.

(4) Includes receivables from consumers in the Specialty Finance -- commercial segment for products in various industries such as computers and related equipment and the remaining manufactured housing portfolio.

(5) Includes $278.9 million and $335.2 million of equipment financed for the telecommunications industry at June 30, 2005 and December 31, 2004, respectively, but excludes telecommunications equipment financed for other industries.

(6) Includes financing and leasing assets in the energy, power and utilities sectors, which totaled $1.1 billion, or 2.1% of total financing and leasing assets at June 30, 2005. This amount includes approximately $740.8 million in project financing and $262.5 million in rail cars on lease.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 5 -- Retained Interests in Securitizations and Other Investments

      The following table details the components of retained interests in securitizations and other investments ($ in millions):

                                                                                  June 30,      December 31,
                                                                                    2005            2004
                                                                                  --------        --------
Commercial:

   Retained subordinated securities............................................   $  413.1        $  446.2
   Interest-only strips........................................................      324.2           292.4
   Cash reserve accounts.......................................................      271.3           323.4
                                                                                  --------        --------
   Total retained interests in commercial loans................................    1,008.6         1,062.0
                                                                                  --------        --------
Consumer:(1)

   Retained subordinated securities............................................       68.6            76.6
   Interest-only strips........................................................        8.8            17.0
   Cash reserve accounts.......................................................         --              --
                                                                                  --------        --------
   Total retained interests in consumer loans..................................       77.4            93.6
                                                                                  --------        --------
Total retained interests in securitizations....................................    1,086.0         1,155.6
Aerospace equipment trust certificates and other(2)............................       36.0            72.6
                                                                                  --------        --------
   Total.......................................................................   $1,122.0        $1,228.2
                                                                                  ========        ========

(1) Comprised of amounts related to home lending receivables securitized.

(2) At December 31, 2004 other includes a $4.7 million investment in common stock received as part of a loan work-out of an aerospace account.

Note 6 -- Accumulated Other Comprehensive (Loss) / Income

      The  following   table  details  the  components  of   accumulated   other
comprehensive (loss) / income, net of tax ($ in millions):

                                                                                   June 30,      December 31,
                                                                                     2005            2004
                                                                                   -------       ------------
Changes in fair values of derivatives qualifying as cash flow hedges...........     $(29.5)         $(27.1)
Foreign currency translation adjustments.......................................      (15.7)          (37.2)
Minimum pension liability adjustments..........................................       (2.3)           (2.7)
Unrealized gain on equity and securitization investments.......................       17.9             8.6
                                                                                    ------          ------
Total accumulated other comprehensive loss.....................................     $(29.6)         $(58.4)
                                                                                    ======          ======

      The changes in fair values of derivatives qualifying as cash flow hedges related to varations in market interest rates during the quarter, as these derivatives effectively convert an equivalent amount of variable-rate debt, including commercial paper, to fixed rates of interest. See Note 7 for additional information.

      Total comprehensive income for the quarters ended June 30, 2005 and 2004 was $159.9 million and $254.9 million and for the six months ended June 30, 2005 and 2004 was $459.9 million and $389.4 million.

Note 7 -- Derivative Financial Instruments

      As part of managing exposure to interest rate, foreign currency, and, in limited instances, credit risk, CIT, as an end-user, enters into various derivative transactions, all of which are transacted in over-the-counter markets with other financial institutions. Derivatives are utilized to hedge exposures, and not for speculative purposes. To ensure both appropriate use as a hedge and to achieve hedge accounting treatment, whenever possible, substantially all derivatives entered into are designated according to a hedge objective against a specific or forecasted liability or, in limited instances, assets. The notional amounts, rates, indices, and maturities of derivatives closely match the related terms of the underlying hedged items.

                         CIT GROUP INC. AND SUBSIDIARIES

      CIT utilizes interest rate swaps to convert variable-rate interest underlying forecasted issuances of commercial paper, specific variable-rate debt instruments, and, in limited instances, variable-rate assets to fixed-rate amounts. These interest rate swaps are designated as cash flow hedges and changes in fair value of these swaps, to the extent they are effective as a hedge, are recorded in other comprehensive income. Amounts related to hedges to the extent ineffective are recorded in interest expense.

      The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as hedges of future cash flows are presented in the following table ($ in millions):

                                                                        Fair Value                       Total
                                                                        Adjustments    Income Tax      Unrealized
                                                                      of Derivatives     Effects          Loss
                                                                      --------------   ----------      ----------
Balance at December 31, 2004 -- unrealized loss....................        $(41.3)        $14.2         $(27.1)
Changes in values of derivatives qualifying as cash flow hedges...           (3.9)          1.5           (2.4)
                                                                           ------         -----         ------
Balance at June 30, 2005 -- unrealized loss........................        $(45.2)        $15.7         $(29.5)
                                                                           ======         =====         ======

      The  unrealized  loss for the six  months  ended  and as of June 30,  2005 primarily reflects our use of interest rate swaps to effectively convert variable-rate debt to fixed-rate debt followed by increased market interest rates. The Accumulated Other Comprehensive Loss (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining life of the swaps. Assuming no change in interest rates, approximately $7.2 million, net of tax, of the Accumulated Other Comprehensive Loss as of June 30, 2005 is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made.

      The ineffective amounts, due to changes in the fair value of cash flow hedges, are recorded as either an increase or decrease to interest expense as presented in the following table ($ in millions):

                                                                                             Increase/Decrease to
                                                                            Ineffectiveness    Interest Expense
                                                                            ---------------  --------------------
Quarter ended June 30, 2005...............................................       $0.4              Decrease
Quarter ended June 30, 2004...............................................       $0.4              Decrease
Six months ended June 30, 2005............................................       $1.0              Increase
Six months ended June 30, 2004............................................       $0.7              Decrease

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

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged item ($ in millions):

                                                        June 30,   December 31,
                                                          2005         2004
                                                       ---------   -----------
                                                                                    Effectively converts the interest rate on
Floating to fixed-rate swaps -- cash flow hedges ...   $ 4,399.1    $ 3,533.6       an equivalent amount of commercial
                                                                                    paper, variable-rate notes and selected
                                                                                    assets to a fixed rate.

Fixed to floating-rate swaps -- fair value hedges ..     7,781.4      7,642.6       Effectively converts the interest rate on
                                                       ---------    ---------       an equivalent amount of fixed-rate notes
Total interest rate swaps...........................   $12,180.5    $11,176.2       and selected assets to a variable rate.
                                                       =========    =========

                         CIT GROUP INC. AND SUBSIDIARIES

      In addition to the swaps in the table above, in conjunction with securitizations, at June 30, 2005, CIT has $2.4 billion in notional amount of interest rate swaps outstanding with the related trusts to protect the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $2.4 billion in notional amount at June 30, 2005 to insulate the related interest rate risk.

      CIT also utilizes foreign currency exchange forward contracts and cross-currency swaps to hedge currency risk underlying foreign currency loans to subsidiaries and the net investments in foreign operations. These contracts are designated as foreign currency cash flow hedges or net investment hedges and changes in fair value of these contracts are recorded in accumulated other comprehensive loss along with the translation gains and losses on the underlying hedged items. CIT utilizes cross currency swaps to hedge currency risk underlying foreign currency debt and selected foreign currency assets. These swaps are designated as foreign currency cash flow hedges or foreign currency fair value hedges and changes in fair value of these contracts are recorded in accumulated other comprehensive loss (for cash flow hedges), or effectively as a basis adjustment (including the impact of the offsetting adjustment to the carrying value of the hedged item) to the hedged item (for fair value hedges) along with the transaction gains and losses on the underlying hedged items.

      During 2005 and 2004, CIT entered into credit default swaps, with a combined notional value of $118.0 million and terms of 5 years, to economically hedge certain CIT credit exposures. These swaps do not meet the requirements for hedge accounting treatment and therefore are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income. The fair value adjustment for the quarter and six months ended June 30, 2005 amounted to a $1.3 million and $5.5 million pretax gain. CIT also has certain cross-currency swaps (with a combined notional principal of $238 million) and an interest rate swap (basis swap denominated in U.S. dollars with notional principal of $935 million) that was acquired in the education lending acquisition. These instruments economically hedge exposures, but do not qualify for hedge accounting. These derivatives are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income.

Note 8 -- Certain Relationships and Related Transactions

      CIT is a partner with Dell Inc. ("Dell") in Dell Financial Services L.P. ("DFS"), a joint venture that offers financing to Dell's customers. The joint venture provides Dell with financing and leasing capabilities that are complementary to its product offerings and provides CIT with a source of new financings. The joint venture agreement provides Dell with the option to purchase CIT's 30% interest in DFS in February 2008 based on a formula tied to DFS profitability, within a range of $100 million to $345 million. CIT has the right to purchase a minimum percentage of DFS's finance receivables on a declining scale through January 2010.

      CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has limited recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income and losses generated by DFS as determined under GAAP are allocated 70% to Dell and 30% to CIT. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell, with one independent director. DFS is not consolidated in CIT's financial statements and is accounted for under the equity method. At June 30, 2005 and December 31, 2004, financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related International receivables originated directly by CIT) were approximately $2.2 billion and $2.0 billion, and securitized assets included in managed assets were approximately $2.3 billion and $2.5 billion, respectively. CIT's investment in the form of equity and loans to the joint venture was approximately $233 million and $267 million at June 30, 2005 and December 31, 2004.

      CIT also has a joint venture arrangement with Snap-on Incorporated ("Snap-on") that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. The agreement with Snap-on was recently extended until January 2009. CIT and Snap-on have 50% ownership interests, 50% board of directors' representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT's financial statements. At both June 30, 2005 and December 31, 2004, financing and leasing assets were approximately $1.1 billion and

                         CIT GROUP INC. AND SUBSIDIARIES
securitized assets included in managed assets were $0.1 billion. In addition to the owned and securitized assets purchased from the Snap-on joint venture, CIT's investment in and loans to the joint venture were approximately $12 million and $16 million at June 30, 2005 and December 31, 2004.

      Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce ("CIBC") in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT's financial statements and is accounted for under the equity method. At June 30, 2005 and December 31, 2004, CIT's investment in and loans to the joint venture were approximately $257 million and $191 million.

      CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT's interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. At June 30, 2005 and December 31, 2004, other assets included approximately $17 million and $19 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

      Certain shareholders of CIT provide investment management, banking and investment banking services in the normal course of business.

Note 9 -- Postretirement and Other Benefit Plans

      The following table discloses various components of pension expense ($ in millions):

                                                                                  Quarters                    Six Months
                                                                                Ended June 30,               Ended June 30,
                                                                                --------------               --------------
                                                                              2005        2004           2005            2004
                                                                              ----        ----           ----            ----
Retirement Plans

Service cost .........................................................        $4.9         $4.4          $ 9.9          $ 8.9
Interest cost ........................................................         4.3          3.9            8.6            7.8
Expected return on plan assets .......................................        (4.8)        (4.0)          (9.6)          (8.1)
Amortization of net loss .............................................         0.7          0.7            1.4            1.4
                                                                              ----         ----          -----          -----
Net periodic benefit cost ............................................         5.1          5.0           10.3           10.0
Loss due to settlements and curtailments .............................         0.5           --            0.5             --
Cost for special termination benefits ................................         2.3           --            2.3             --
                                                                              ----         ----          -----          -----
Net amount recognized ................................................        $7.9         $5.0          $13.1          $10.0
                                                                              ====         ====          =====          =====
Postretirement Plans

Service cost .........................................................        $0.5         $0.4          $ 1.1          $ 0.9
Interest cost ........................................................         0.8          0.9            1.6            1.7
Amortization of net loss .............................................         0.3          0.2            0.5            0.5
                                                                              ----         ----          -----          -----
Net periodic benefit cost ............................................        $1.6         $1.5          $ 3.2          $ 3.1
                                                                              ====         ====          =====          =====


      CIT contributed $6.5 million to its pension plans for the six months ended June 30, 2005, and currently expects to fund approximately an additional $15 million during the second half of 2005.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 10 -- Commitments and Contingencies

      Financing and leasing asset commitments, referred to as loan commitments or lines of credit, are agreements to lend to customers subject to the customers' compliance with contractual obligations. The accompanying table summarizes these and other credit-related commitments as well as purchase and funding commitments ($ in millions):

                                                                         June 30, 2005
                                                            -------------------------------------
                                                                Due to Expire                        December 31
                                                            ---------------------                        2004
                                                             Within         After        Total          Total
                                                            One Year      One Year    Outstanding    Outstanding
                                                            --------      --------    -----------    -----------
Financing Commitments

Financing and leasing commitments.......................    $1,725.2      $7,611.9      $9,337.1      $8,428.3
Letters of credit and acceptances:
  Standby letters of credit.............................       499.0          43.3         542.3         618.3
  Other letters of credit...............................       657.9           0.4         658.3         588.3
  Acceptances...........................................        27.3            --          27.3          16.4
Guarantees..............................................       144.2          12.1         156.3         133.1

Purchase and Funding Commitments

Aerospace purchase commitments..........................       794.0         766.0       1,560.0       2,168.0
Other equipment purchase commitments....................       593.1            --         593.1         397.0
Sale-leaseback payments.................................        10.0         462.4         472.4         495.4
Venture capital fund investment commitments.............          --            --            --          79.8

      In addition to the amounts shown in the table above, unused, cancelable lines of credit to consumers in connection with a third-party vendor program, which may be used to finance additional technology product purchases, amounted to approximately $13.1 billion and $9.8 billion at June 30, 2005 and December 31, 2004. These uncommitted vendor-related lines of credit can be reduced or canceled by CIT at any time without notice. Our experience does not indicate that customers will exercise their entire available line of credit at any point in time.

      In the normal course of meeting the needs of its customers, CIT also enters into commitments to provide financing, letters of credit and guarantees. Standby letters of credit obligate CIT to pay the beneficiary of the letter of credit in the event that a CIT client to which the letter of credit was issued does not meet its related obligation to the beneficiary. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. To minimize potential credit risk, CIT generally requires collateral and other forms of credit support from the customer.

      Guarantees are issued primarily in conjunction with CIT's factoring product, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. In the event that the customer is unable to pay according to the contractual terms, then the receivables would be purchased from the client. As of June 30, 2005, there were no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

      CIT has entered into aerospace commitments to purchase commercial aircraft from both Airbus Industries and The Boeing Company. The commitment amounts detailed in the preceding table are based on estimated values, as actual amounts will vary based upon market factors at the time of delivery. Pursuant to existing contractual commitments, 34 aircraft remain to be purchased (18 within the next twelve months). Lease commitments are in place for ten of the remaining aircraft to be delivered over the next twelve months. The order amount excludes CIT's options to purchase additional aircraft.

      Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relates primarily to rail equipment. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $472.4 million, approximately $31 million per year through 2010 and

                         CIT GROUP INC. AND SUBSIDIARIES
declining thereafter through 2024, which is more than offset by CIT's re-lease of the assets, contingent on its ability to maintain railcar usage. In conjunction with this sale-leaseback transaction, CIT has guaranteed all obligations of the related consolidated lessee entity.

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

Note 11 -- Legal Proceedings

      On September 9, 2004, Exquisite Caterers Inc., et al. v. Popular Leasing Inc., et al. ("Exquisite Caterers"), a putative national class action, was filed against 13 financial institutions, including CIT, which had acquired equipment leases ("NorVergence Leases") from NorVergence, Inc., a reseller of telecommunications and Internet services to businesses. The Exquisite Caterers lawsuit is now pending in the Superior Court of New Jersey, Monmouth County. Exquisite Caterers has alleged that NorVergence misrepresented the capabilities of the equipment leased to its customers and overcharged for the equipment. The complaint asserts that the NorVergence Leases are unenforceable and seeks rescission, punitive damages, treble damages and attorneys' fees. In addition, putative class action suits in Florida, Illinois, New York and Texas and several individual suits, all based upon the same core allegations and seeking the same relief, were filed by NorVergence customers against CIT and other financial institutions. On June 16, 2005, the Court in Exquisite Caterers denied the plaintiffs' motion for class certification. Plaintiffs filed a motion for reconsideration of the Court's denial. Thereafter, the putative class action suits in Florida and New York and one of the putative class action suits in Illinois were dismissed as to CIT, leaving pending putative class action suits in Illinois and Texas.

      On July 14, 2004, the U.S. Bankruptcy Court ordered the liquidation of NorVergence under Chapter 7 of the Bankruptcy Code. Thereafter, the Attorneys General of several states commenced investigations of NorVergence and the financial institutions, including CIT, that purchased NorVergence Leases. CIT has entered into settlement agreements with all of those Attorneys General except for California and Texas. Under those settlements, lessees will have an opportunity to resolve all claims by and against CIT by paying a percentage of the remaining balance on their lease. CIT has also produced documents related to NorVergence at the request of the Federal Trade Commission ("FTC"). No further action by the FTC against CIT is expected. In addition, on February 15, 2005, CIT was served with a subpoena seeking the production of documents in a grand jury proceeding being conducted by the U.S. Attorney for the Southern District of New York in connection with an investigation of transactions related to NorVergence. CIT has produced documents in response to that subpoena.

      In addition, there are various proceedings that have been brought against CIT in the ordinary course of business. While the outcomes of the NorVergence related litigation and the ordinary course legal proceedings, and the related activities, are not certain, based on present assessments, management does not believe that they will have a material adverse effect on the financial condition of CIT.

Note 12 -- Severance and Facility Restructuring Reserves

      The following table summarizes previously  established purchase accounting
liabilities   (pre-tax)  related  to  severance  of  employees  and  closing  of facilities, as well as restructuring activities during 2005 ($ in millions):

                                                       Severance                 Facilities
                                                 ---------------------      --------------------
                                                 Number of                   Number of                 Total
                                                 Employees     Reserve      Facilities   Reserve     Reserves
                                                 ---------     -------      ----------   -------     --------
Balance at December 31, 2004................        129         $12.2           15        $ 5.7        $17.9
2005 additions..............................        172          20.9           --          2.5         23.4
2005 utilization............................       (140)         (8.4)          (5)        (1.0)        (9.4)
                                                   ----         -----           --        -----        -----
Balance at June 30, 2005....................        161         $24.7           10        $ 7.2        $31.9
                                                   ====         =====           ==        =====        =====

                         CIT GROUP INC. AND SUBSIDIARIES

      The beginning severance reserves relate primarily to the 2004 acquisition of a Western European vendor finance and leasing business, and include amounts payable within the year after the acquisition to individuals who chose to receive payments on a periodic basis. Severance and facilities restructuring liabilities were established under purchase accounting in conjunction with fair value adjustments to acquired assets and liabilities. The additions during 2005 are largely employee termination benefits related to the realignment of the Commercial Finance Group business segments and other business streamlining activities ($20.3 million, which was recorded as a component of the $25.2 million restructuring charge within Corporate and Other). The 2005 addition also included facility exit plan refinements relating to the acquired Western European vendor finance and leasing business, which were recorded as fair value adjustments to purchased liabilities / adjustments to goodwill. The employee termination benefits accrued during the second quarter will largely be paid during the quarter ending September 30, 2005. The facility reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining lease terms, generally 6 years.

Note 13 -- Goodwill and Intangible Assets, Net

      Goodwill and intangible assets totaled $903.1 million and $596.5 million at June 30, 2005 and December 31, 2004. The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), under which goodwill is no longer amortized but instead is assessed periodically for impairment.

      The  most  recent  goodwill  and  intangible  asset  impairment   analyses
indicated that the fair values of goodwill and intangible assets were in excess of the carrying values.

      The following table summarizes the goodwill balance by segment ($ in millions):

                                                      Specialty    Specialty
                                                      Finance -    Finance -    Commercial    Corporate
                                                      commercial   consumer      Services      Finance      Total
                                                      ----------   --------      --------      -------      -----
Balance at December 31, 2004.........................    $62.3      $   --         $261.6       $108.8     $432.7
Additions, foreign currency translation, other.......      1.9       257.2           (0.1)          --      259.0
                                                         -----      ------         ------       ------     ------
Balance at June 30, 2005.............................    $64.2      $257.2         $261.5       $108.8     $691.7
                                                         =====      ======         ======       ======     ======

      The increase in goodwill during the period was primarily due to the education lending acquisition in Specialty Finance -- consumer.

      Other intangible assets, net, are comprised primarily of acquired customer relationships (Specialty Finance and Commercial Service balances), as well as proprietary computer software and related transaction processes (Commercial Services). The following table summarizes the net intangible asset balances by segment ($ in millions):

                                                             Specialty     Specialty
                                                             Finance -     Finance -   Commercial
                                                             commercial    consumer     Services       Total
                                                             ----------    --------     --------       -----
Balance at December 31, 2004...............................     $68.0        $  --        $ 95.8       $163.8
Additions, foreign currency translation, other.............      (1.9)        29.4          30.3         57.8
Amortization...............................................      (5.0)        (0.2)         (5.0)       (10.2)
                                                                -----        -----        ------       ------
Balance at June 30, 2005...................................     $61.1        $29.2        $121.1       $211.4
                                                                =====        =====        ======       ======

      The increase was primarily related to the education lending acquisition in Specialty Finance -- consumer and a factoring acquisition in Commercial Services during the first quarter of 2005. Other intangible assets are being amortized over their corresponding lives ranging from five to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $5.5 million and $10.2 million for the quarter and six months ended June 30, 2005 versus $2.3 million and $4.5 million for the respective prior year periods.

                         CIT GROUP INC. AND SUBSIDIARIES

Accumulated amortization totaled $33.9 million and $23.7 million at June 30, 2005 and December 31, 2004. The projected amortization for the years ended December 31, 2005 through December 31, 2009 is: $21.1 million for 2005; $20.8 million for 2006; $17.5 million for 2007; $17.6 million for 2008 and $17.8 million for 2009.

      During the quarter ended June 30, 2005, segment reporting was modified in conjunction with various business realignments. The December 31, 2004 balances have been conformed to the current presentation. See Note 3 -- Business Segment Information for additional information.

Note 14 -- Summarized Financial Information of Subsidiaries

      The following presents condensed consolidating financial information for CIT Holdings LLC and Capita Corporation (formerly AT&T Capital Corporation). CIT has guaranteed on a full and unconditional basis the existing debt securities that were registered under the Securities Act of 1933 and certain other indebtedness of these subsidiaries. CIT has not presented related financial statements or other information for these subsidiaries on a stand-alone basis ($ in millions):

                                                                                 CIT
              CONSOLIDATING                           CIT         Capita        Holdings       Other
             BALANCE SHEETS                        Group Inc.  Corporation        LLC       Subsidiaries   Eliminations    Total
             --------------                        ----------  -----------     ---------    -----------    ------------  ----------
June 30, 2005

ASSETS
Net finance receivables ....................       $  1,051.2    $3,592.4      $1,891.7       $33,351.7     $      --    $39,887.0
Operating lease equipment, net .............               --       526.1         134.8         7,982.0            --      8,642.9
Finance receivables held for sale ..........               --       124.3          54.9         1,256.7            --      1,435.9
Cash and cash equivalents ..................            876.7       676.0         267.2           411.8            --      2,231.7
Other assets ...............................          9,595.9        60.6          16.4         1,837.5      (6,401.2)     5,109.2
                                                   ----------    --------      --------       ---------     ---------    ---------
  Total Assets .............................       $ 11,523.8    $4,979.4      $2,365.0       $44,839.7     $(6,401.2)   $57,306.7
                                                   ==========    ========      ========       =========     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt .......................................       $ 33,480.5    $  150.1      $3,873.4       $ 5,954.5     $      --    $43,458.5
Credit balances of factoring clients .......               --          --            --         3,649.2            --      3,649.2
Accrued liabilities and payables ...........        (28,357.9)    4,243.5      (3,341.7)       31,204.6            --      3,748.5
                                                   ----------    --------      --------       ---------     ---------    ---------
  Total Liabilities ........................          5,122.6     4,393.6         531.7        40,808.3            --     50,856.2
Minority interest ..........................                           --            --            49.3            --         49.3
Total Stockholders' Equity .................          6,401.2       585.8       1,833.3         3,982.1      (6,401.2)     6,401.2
                                                   ----------    --------      --------       ---------     ---------    ---------
  Total Liabilities and
  Stockholders' Equity .....................       $ 11,523.8    $4,979.4      $2,365.0       $44,839.7     $(6,401.2)   $57,306.7
                                                   ==========    ========      ========       =========     =========    =========

December 31, 2004

ASSETS
Net finance receivables ....................       $  1,121.1    $3,129.8      $1,682.7       $28,497.4     $      --    $34,431.0
Operating lease equipment, net .............               --       517.9         130.8         7,642.2            --      8,290.9
Finance receivables held for sale ..........               --       122.4          72.0         1,446.4            --      1,640.8
Cash and cash equivalents ..................          1,311.4       670.8         127.5           100.5            --      2,210.2
Other assets ...............................          9,536.8      (278.9)        316.2         1,019.4      (6,055.1)     4,538.4
                                                   ----------    --------      --------       ---------     ---------    ---------
  Total Assets .............................       $ 11,969.3    $4,162.0      $2,329.2       $38,705.9     $(6,055.1)   $51,111.3
                                                   ==========    ========      ========       =========     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt .......................................       $ 34,699.1    $  487.8      $1,383.8       $ 1,154.1     $      --    $37,724.8
Credit balances of factoring clients .......               --          --            --         3,847.3            --      3,847.3
Accrued liabilities and payables ...........        (28,784.9)    3,184.5        (591.3)       29,635.4            --      3,443.7
                                                   ----------    --------      --------       ---------     ---------    ---------
  Total Liabilities ........................          5,914.2     3,672.3         792.5        34,636.8            --     45,015.8
Minority interest ..........................                           --            --            40.4            --         40.4
Total Stockholders' Equity .................          6,055.1       489.7       1,536.7         4,028.7      (6,055.1)     6,055.1
                                                   ----------    --------      --------       ---------     ---------    ---------
  Total Liabilities and
  Stockholders' Equity .....................       $ 11,969.3    $4,162.0      $2,329.2       $38,705.9     $(6,055.1)   $51,111.3
                                                   ==========    ========      ========       =========     =========    =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                                 CIT
              CONSOLIDATING                           CIT         Capita        Holdings       Other
          STATEMENTS OF INCOME                     Group Inc.  Corporation        LLC       Subsidiaries   Eliminations    Total
          --------------------                     ----------  -----------     ---------    -----------    ------------  ----------
Six Months Ended June 30, 2005

Finance income .............................       $  23.2       $ 330.9         $112.7       $1,661.9       $    --      $2,128.7
Interest expense ...........................         (31.2)         82.1           40.4          769.6            --         860.9
                                                   -------       -------         ------       --------       -------      --------
Net finance income .........................          54.4         248.8           72.3          892.3            --       1,267.8
Depreciation on operating
  lease equipment ..........................            --         133.6           22.0          323.2            --         478.8
                                                   -------       -------         ------       --------       -------      --------
Net finance margin .........................          54.4         115.2           50.3          569.1            --         789.0
Provision for credit losses ................          (4.8)         22.6            5.8           68.9            --          92.5
                                                   -------       -------         ------       --------       -------      --------
Net finance margin, after provision
  for credit losses ........................          59.2          92.6           44.5          500.2            --         696.5
Equity in net income of subsidiaries .......         454.0            --             --             --        (454.0)           --
Other revenue ..............................          (9.5)         68.4           82.9          376.5            --         518.3
Net gain on venture capital investments ....            --            --             --           12.1            --          12.1
                                                   -------       -------         ------       --------       -------      --------
Operating margin ...........................         503.7         161.0          127.4          888.8        (454.0)      1,226.9
Operating expenses .........................          84.9         104.7           51.6          291.6            --         532.8
Provision for restructuring ................            --            --             --           25.2            --          25.2
                                                   -------       -------         ------       --------       -------      --------
Income (loss) before provision for
  income taxes .............................         418.8          56.3           75.8          572.0        (454.0)        668.9
Benefit (provision) for income taxes .......          12.3         (20.7)         (27.9)        (199.5)           --        (235.8)
Minority interest, after tax ...............            --            --             --           (2.0)           --          (2.0)
                                                   -------       -------         ------       --------       -------      --------
Net income .................................       $ 431.1       $  35.6         $ 47.9       $  370.5       $(454.0)     $  431.1
                                                   =======       =======         ======       ========       =======      ========

Six Months Ended June 30, 2004

Finance income .............................       $  15.5       $ 359.6         $ 93.7       $1,337.0       $    --      $1,805.8
Interest expense ...........................         (43.5)        105.6            7.5          528.4            --         598.0
                                                   -------       -------         ------       --------       -------      --------
Net finance income .........................          59.0         254.0           86.2          808.6            --       1,207.8
Depreciation on operating
  lease equipment ..........................            --         161.4           21.4          290.9            --         473.7
                                                   -------       -------         ------       --------       -------      --------
Net finance margin .........................          59.0          92.6           64.8          517.7            --         734.1
Provision for credit losses ................           7.7          25.5            5.2          112.9            --         151.3
                                                   -------       -------         ------       --------       -------      --------
Net finance margin, after provision
  for credit losses ........................          51.3          67.1           59.6          404.8            --         582.8
Equity in net income of subsidiaries .......         341.2            --             --             --        (341.2)           --
Other revenue ..............................          (2.2)         77.0           50.6          338.5            --         463.9
Net gain on venture capital investments ....            --            --             --            3.7            --           3.7
                                                   -------       -------         ------       --------       -------      --------
Operating margin ...........................         390.3         144.1          110.2          747.0        (341.2)      1,050.4
Operating expenses .........................          56.7          71.7           50.9          313.1            --         492.4
Gain on redemption of debt .................          41.8            --             --             --            --          41.8
                                                   -------       -------         ------       --------       -------      --------
Income (loss) before provision for
  income taxes .............................         375.4          72.4           59.3          433.9        (341.2)        599.8
Provision for income taxes .................          (9.5)        (28.2)         (23.1)        (173.1)           --        (233.9)
                                                   -------       -------         ------       --------       -------      --------
Net income .................................       $ 365.9       $  44.2         $ 36.2       $  260.8       $(341.2)     $  365.9
                                                   =======       =======         ======       ========       =======      ========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                                 CIT
              CONSOLIDATING                           CIT         Capita        Holdings       Other
         STATEMENT OF CASH FLOWS                   Group Inc.  Corporation        LLC       Subsidiaries   Eliminations    Total
         --------------------=--                   ----------  -----------     ---------    ------------   ------------  ----------
Six Months Ended June 30, 2005

Cash Flows From Operating Activities:

Net cash flows provided
  by (used for) operations .................       $ 6,099.6     $(267.5)      $  633.9       $(4,990.7)    $      --    $ 1,475.3
                                                   ---------     -------       --------       ---------     ---------    ---------

Cash Flows From Investing Activities:

Net increase (decrease) in financing and
leasing assets .............................            74.7      (594.9)        (205.7)       (1,599.6)           --     (2,325.5)
Inter-company loans and investments ........        (5,328.5)         --             --              --       5,328.5           --
Other ......................................              --          --             --           167.2            --        167.2
                                                   ---------     -------       --------       ---------     ---------    ---------
Net cash flows (used for) provided by
  investing activities .....................        (5,253.8)     (594.9)        (205.7)       (1,432.4)      5,328.5     (2,158.3)
                                                   ---------     -------       --------       ---------     ---------    ---------

Cash Flows From Financing Activities:

Net increase (decrease) in debt ............        (1,218.6)     (337.7)       2,489.6           155.3            --      1,088.6
Net loans extended -- pledged ..............              --          --             --          (270.3)           --       (270.3)
Inter-company financing ....................              --     1,205.3       (2,778.1)        6,901.3      (5,328.5)          --
Cash dividends paid ........................           (61.9)         --             --              --            --        (61.9)
Other ......................................              --          --             --           (51.9)           --        (51.9)
                                                   ---------     -------       --------       ---------     ---------    ---------
Net cash flows provided by (used for)
  financing activities .....................        (1,280.5)      867.6         (288.5)        6,734.4      (5,328.5)       704.5
                                                   ---------     -------       --------       ---------     ---------    ---------
Net increase (decrease) in cash and
  cash equivalents .........................          (434.7)        5.2          139.7           311.3            --         21.5
Cash and cash equivalents,
  beginning of period ......................         1,311.4       670.8          127.5           100.5            --      2,210.2
                                                   ---------     -------       --------       ---------     ---------    ---------
Cash and cash equivalents, end of period ...       $   876.7     $ 676.0       $  267.2       $   411.8     $      --    $ 2,231.7
                                                   =========     =======       ========       =========     =========    =========

Six Months Ended June 30, 2004

Cash Flows From Operating Activities:

Net cash flows provided
  by operations ............................       $   128.8     $ 514.0       $  166.4       $  (360.4)    $      --    $   448.8
                                                   ---------     -------       --------       ---------     ---------    ---------

Cash Flows From Investing Activities:

Net (decrease) increase  in financing and
  leasing assets ...........................           457.5       322.3         (122.7)       (2,408.2)           --     (1,751.1)
Inter-company loans and investments ........        (2,453.7)         --             --              --       2,453.7           --
Other ......................................              --          --             --            51.1            --         51.1
                                                   ---------     -------       --------       ---------     ---------    ---------
Net cash flows (used for) provided by
  investing activities .....................        (1,996.2)      322.3         (122.7)       (2,357.1)      2,453.7     (1,700.0)
                                                   ---------     -------       --------       ---------     ---------    ---------

Cash Flows From Financing Activities:

Net increase (decrease) in debt ............         1,475.1      (566.1)           6.8           231.2            --      1,147.0
Inter-company financing ....................              --      (134.5)          47.4         2,540.8      (2,453.7)          --
Cash dividends paid ........................           (55.9)         --             --              --            --        (55.9)
Other ......................................              --          --             --           (35.9)           --        (35.9)
                                                   ---------     -------       --------       ---------     ---------    ---------
Net cash flows provided by
  (used for) financing activities ..........         1,419.2      (700.6)          54.2         2,736.1      (2,453.7)     1,055.2
                                                   ---------     -------       --------       ---------     ---------    ---------
Net (decrease) increase in cash and
  cash equivalents .........................          (448.2)      135.7           97.9            18.6            --       (196.0)
Cash and cash equivalents,
  beginning of period ......................         1,479.9       410.6          227.5          (144.3)           --      1,973.7
                                                   ---------     -------       --------       ---------     ---------    ---------
Cash and cash equivalents, end of period ...       $ 1,031.7     $ 546.3       $  325.4       $  (125.7)    $      --    $ 1,777.7
                                                   =========     =======       ========       =========     =========    =========

                         CIT GROUP INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited) (Concluded)

Note 15 -- Subsequent Events

      In connection with a share repurchase program authorized by the Company's Board of Directors, on July 19, 2005, the Company entered into an agreement with Goldman, Sachs & Co. ("Goldman Sachs") to purchase shares of the Company's common stock for an aggregate purchase price of $500 million under an accelerated stock buyback program. The buyback agreement provides for the upfront delivery of $500 million to Goldman Sachs and the initial delivery of shares to CIT, followed by the potential delivery of additional shares depending upon the price of CIT common stock during the term of the program. Additional shares may be delivered to CIT at two subsequent dates, during the third quarter when minimum and maximum number of shares will be set and in the fourth quarter at the end of the program. Repurchased shares delivered to CIT will be held in treasury.

      The number of additional shares the Company may receive over the remaining term of the agreement, which expires during December 2005, will generally be based upon the volume-weighted average price of the Company's common stock during the term of the program. However, as part of the agreement, minimum and maximum share prices will be set, which will serve to determine the number of shares to be received. The minimum and maximum share prices will be established based upon the volume-weighted average price, during a period that began on July 25, 2005, and will be completed during the third quarter of 2005. The Company expects that the program will be completed in December 2005, although in certain circumstances the completion date may be accelerated or extended.

      In connection with the program, the Company expects that Goldman Sachs will purchase shares of the Company's common stock in the open market over time. Also in conjunction with the program, Goldman Sachs may sell CIT shares in the open market over time. These activities undertaken by Goldman Sachs are expected to increase the amount of short interest in the Company's stock, but will be reversed over the course of the agreement term.

      On July 28, 2005, the Company delivered $500 million to Goldman Sachs and received the initial delivery of approximately 8.2 million shares, while retaining the right to receive additional shares as explained above. The 8.2 million shares represents 80% of the minimum expected share delivery based upon preliminary pricing. In no event, will CIT receive less than the 8.2 million shares.

      On July 26, 2005, the Company issued $500 million aggregate amount of Series A and Series B preferred equity securities. The offering was comprised of $350 million 6.35% non-cumulative fixed rate Series A preferred stock and $150 million 5.189% non-cumulative adjustable rate Series B preferred stock. Holders of the Series A preferred shares will be entitled to receive dividends as declared, at an annual rate of 6.35%. Holders of the Series B preferred shares will be entitled to receive dividends as declared, at an annual rate of 5.189% through and including September 15, 2010, and thereafter at an annual floating rate spread over a pre-specified benchmark rate. Both the Series A and Series B preferred stock are callable at par at any time after September 15, 2010. The intended use of proceeds from this offering was to fund the repurchase of our common stock in conjunction with the previously announced accelerated stock buyback program.

      On July 19,  2005,  the Company  announced  the  definitive  agreement  to acquire Healthcare Business Credit Corporation ("HBCC"), a full service healthcare financing company that specializes in asset-based and cash flow financing to U.S. healthcare providers. HBCC, which is located in New Jersey, has approximately $500 million in assets and $1 billion in lending commitments. The transaction is expected to close in the third quarter of 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
   and
Item 3. Quantitative and Qualitative Disclosure about Market Risk

      CIT Group Inc., a Delaware corporation, is a global commercial and consumer finance company that was founded in 1908. CIT provides financing and leasing capital for consumers and companies in a wide variety of industries, offering vendor, equipment, commercial, factoring, home lending, educational lending and structured financing products as well as rendering management advisory services.

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

Profitability

      Profitability measurements for the respective periods are presented in the table below:

                                                            Quarters Ended June 30,    Six Months Ended June 30,
                                                            -----------------------    -------------------------
                                                              2005          2004          2005            2004
                                                             ------        ------        ------          ------
Net income.............................................      $220.7        $176.6        $431.1          $365.9
Net income per diluted share...........................      $ 1.03        $ 0.82        $ 2.01          $ 1.70
Net income as a percentage of AEA......................        1.86%         1.86%         1.88%           1.95%
Return on average tangible equity......................        16.3%         13.7%         15.7%           14.4%
Return on average equity...............................        13.9%         12.5%         13.8%           13.1%

--------------------------------------------------------------------------------
For the six months ended June 30, 2004, net income, net income per diluted share, net income as a percentage of average earning assets ("AEA"), return on average tangible equity and return on average equity excluding gain on redemption of debt, were $340.4 million, $1.58, 1.82%, 13.4% and 12.2%, respectively.

      Current quarter net income includes: a pre-tax $25.2 million restructuring charge corresponding to the termination benefits of approximately 200 employees in conjunction with the realignment of Commercial Finance and other business streamlining activities (detailed further in Note 12 -- Severance and Facility Restructuring Reserves) and a pre-tax $22.0 million gain on the sale of a significant portion of the business aircraft portfolio. Prior year first half net income included a pre-tax $41.8 million gain on early debt redemption. Excluding these transactions, the improved results reflected lower charge-offs, strong non-spread revenues and a lower effective tax rate.

Results by Business Segment

      The  tables  that  follow  summarize  selected  financial  information  by business segment. See Note 3 -- Business Segments Information for details on 2005 realignment initiatives and measuring segment performance using risk-adjusted capital. The 2004 results have been conformed to the current presentation reflecting the revised 2005 capital allocation methodology and certain asset transfers, as described in Note 3. ($ in millions)

                                                                 Quarters Ended June 30,
                                           ----------------------------------------------------------------------
                                                         2005                                2004
                                           ---------------------------------    ---------------------------------
                                                                 Return on                            Return on
                                             Net     Return    Risk-Adjusted      Net     Return    Risk-Adjusted
                                           Income    on AEA       Capital       Income    on AEA       Capital
                                           ------    ------    -------------    ------    ------    -------------
Specialty Finance -- commercial......      $ 79.1     2.84%        23.9%        $ 65.6     2.66%        20.3%
Specialty Finance -- consumer........        16.1     0.61%         9.2%          14.2     1.60%        18.7%
                                           ------                               ------
   Total Specialty Finance..........         95.2     1.76%        18.4%          79.8     2.37%        20.0%
                                           ------                               ------
Commercial Services.................         42.6     6.43%        25.5%          40.0     5.87%        26.2%
Corporate Finance...................         43.4     2.21%        20.6%          48.3     2.97%        28.5%
Equipment Finance...................         34.2     2.19%        15.6%          19.3     1.12%         7.5%
Capital Finance.....................         38.9     1.72%        12.4%          13.2     0.65%         6.3%
                                           ------                               ------
   Total Commercial Finance.........        159.1     2.47%        17.5%         120.8     1.99%        15.6%
                                           ------                               ------
Corporate, including certain charges        (33.6)   (0.29)%         --          (24.0)   (0.27)%         --
                                           ------                               ------
   Total............................       $220.7     1.86%        16.3%        $176.6     1.86%        13.7%
                                           ======                               ======

                                                                Six Months Ended June 30,
                                           ----------------------------------------------------------------------
                                                        2005                                 2004
                                           ---------------------------------    ---------------------------------
                                                                 Return on                            Return on
                                             Net     Return    Risk-Adjusted      Net     Return    Risk-Adjusted
                                           Income    on AEA       Capital       Income    on AEA       Capital
                                           ------    ------    -------------    ------    ------    -------------
Specialty Finance -- commercial......      $154.2     2.76%        23.5%        $134.5     2.74%        21.0%
Specialty Finance -- consumer........        32.4     0.71%        10.2%          21.7     1.33%        15.2%
                                           ------                               ------
   Total Specialty Finance..........        186.6     1.84%        18.9%         156.2     2.39%        19.9%
                                           ------                               ------
Commercial Services.................         79.9     6.23%        25.0%          76.3     5.76%        25.0%
Corporate Finance...................         85.1     2.19%        20.4%          78.2     2.40%        23.1%
Equipment Finance...................         55.5     1.78%        12.6%          35.4     1.03%         6.9%
Capital Finance.....................         65.5     1.48%        10.7%          35.7     0.88%         8.7%
                                           ------                               ------
   Total Commercial Finance.........        286.0     2.25%        16.0%         225.6     1.87%        14.6%
                                           ------                               ------
Corporate, including certain charges        (41.5)   (0.19)%         --          (15.9)   (0.10)%         --
                                           ------                               ------
   Total............................       $431.1     1.88%        15.7%        $365.9     1.95%        14.4%
                                           ======                               ======

      Capital is allocated to the segments by applying different leverage ratios to each business using market and risk criteria. The capital allocations reflect the relative risk of individual asset classes within the segments and range from approximately 2% of managed assets for U.S. government guaranteed education loans to approximately 15% of managed assets for longer-term assets such as aerospace. The targeted risk-adjusted capital allocations by segment (as a percentage of average managed assets) are as follows: Specialty Finance -- commercial 9%, Specialty Finance -- consumer 5%, Commercial Services, Corporate Finance and Equipment Finance 10% and Capital Finance 14%.

      Results by segment were as follows:

      o Specialty Finance -- commercial reflected stronger second quarter earnings in the major vendor unit, while earnings in the international, small / mid-ticket leasing and small business lending units were strong.

      o Specialty Finance -- consumer reported strong home lending results due to a higher earning assets base and lower charge-offs. Education lending earnings turned positive in the second quarter and included gains on approximately $300 million in loan sales. Returns in this segment were below last year given the 2005 addition of the education lending business, however our home lending portfolio generated returns on a risk-adjusted basis that met the corporate hurdle rate for the six months ended June 30, 2005 and 2004.

      o     Commercial   Services  earnings   benefited  from  continued  strong
            factoring  commissions  (in  amount).   However,   commission  rates
            declined modestly from the prior year.

      o Corporate Finance earnings improvement from the prior year was particularly strong in the Capital Markets and Communications & Media units, reflecting higher risk-adjusted margins and non-spread revenue. The earnings decline from the prior year quarter was due to a large syndication gain on a project finance asset completed in 2004.

      o Equipment Finance returns for the quarter reflected the $22.0 million pretax gain from the sale of a majority of the business aircraft portfolio, while year to date also reflected improvement in the level of charge-offs.

      o Capital Finance earnings improved from the prior year due to stronger operating lease margins in both aerospace and rail and the lower effective tax rate resulting from aircraft transfers to Ireland. See "Income Taxes" for additional information.

      Corporate included amounts as shown in the table below (after tax):

                                                            Quarters Ended June 30,    Six Months Ended June 30,
                                                            -----------------------    -------------------------
                                                              2005          2004          2005          2004
                                                             ------        ------        ------        ------
Unallocated expenses...................................      $(18.3)       $(23.9)       $(31.8)       $(39.3)
Restructuring charges..................................       (15.4)           --         (15.4)           --
Gain on debt redemption................................          --            --            --          25.5
Venture capital operating income/(losses)(1)...........         0.1          (0.1)          5.7          (2.1)
                                                             ------        ------        ------        ------
   Total...............................................      $(33.6)       $(24.0)       $(41.5)       $(15.9)
                                                             ======        ======        ======        ======

--------------------------------------------------------------------------------
(1) Venture capital operating income / (losses) include realized and unrealized gains and losses related to venture capital investments as well as interest costs and other operating expenses associated with these portfolios.

Net Finance Margin

      A table summarizing the components of net finance margin is set forth below ($ in millions):

                                                          Quarters Ended June 30,    Six Months Ended June 30,
                                                          -----------------------    -------------------------
                                                            2005          2004          2005          2004
                                                          ---------     ---------     ---------     ---------
Finance income -- loans and capital leases..............  $   736.2     $   577.0     $ 1,400.2     $ 1,133.6
Rental income on operating leases......................       370.5         331.9         728.5         672.2
Interest expense.......................................       466.7         300.0         860.9         598.0
                                                          ---------     ---------     ---------     ---------
   Net finance income..................................       640.0         608.9       1,267.8       1,207.8
Depreciation on operating lease equipment..............       241.2         237.9         478.8         473.7
                                                          ---------     ---------     ---------     ---------
   Net finance margin..................................   $   398.8     $   371.0     $   789.0     $   734.1
                                                          =========     =========     =========     =========
As a % of AEA:
Finance income -- loans and capital leases..............       6.20%         6.08%         6.10%         6.05%
Rental income on operating leases......................        3.12%         3.49%         3.18%         3.59%
Interest expense.......................................        3.93%         3.16%         3.75%         3.19%
                                                          ---------     ---------     ---------     ---------
   Net finance income..................................        5.39%         6.41%         5.53%         6.45%
Depreciation on operating lease equipment..............        2.03%         2.50%         2.09%         2.53%
                                                          ---------     ---------     ---------     ---------
   Net finance margin..................................        3.36%         3.91%         3.44%         3.92%
                                                          =========     =========     =========     =========
As a % of AOL:
Rental income on operating leases......................       17.42%        17.40%        17.32%        17.65%
Depreciation on operating lease equipment..............       11.34%        12.47%        11.38%        12.44%
                                                          ---------     ---------     ---------     ---------
   Net operating lease margin..........................        6.08%         4.93%         5.94%         5.21%
                                                          =========     =========     =========     =========
Average Earning Assets.................................   $47,484.3     $37,992.8     $45,870.8     $37,499.1
                                                          =========     =========     =========     =========
Average Operating Leases Equipment ("AOL").............   $ 8,508.7     $ 7,628.5     $ 8,413.7     $ 7,613.6
                                                          =========     =========     =========     =========

      Analysis of net finance margin is as follows:

      o Finance income for 2005 benefited from assets repricing at higher market interest rates, and higher 2005 asset levels.

      o Interest expense increased from 2004, reflecting debt assumed in the education lending acquisition, higher 2005 market interest rates and the effect of extending the maturity of the debt portfolio, which exceeded the savings from refinancing higher-cost debt at tighter 2005 spreads.

      o The decline in net finance margin as a percentage of AEA reflects the blending of the lower-margin education lending receivables into the portfolio, lower yield-related fees (as prepayments declined this quarter), as well as pricing pressure, reflecting liquidity in many of our lending businesses, particularly in Corporate Finance and Equipment Finance. Lease margin trends were favorable as discussed below.

      o Rental income increased over the prior year periods as rates strengthened in aerospace and rail. Depreciation expense declined as a percentage of AOL from 2004, reflecting the continued asset mix change from shorter-term small to mid-ticket leasing assets in Specialty Finance and Equipment Finance to longer-lived assets in Capital Finance. The 2004 depreciation expense includes a $14.8 million impairment charge. See "Concentrations -- Operating Leases" for additional information regarding our operating lease assets.

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

      At the date that interest rate sensitivity is modeled, "baseline" net interest income is derived using the current level of interest-sensitive assets, the current level of interest-sensitive liabilities and related maturities, and the current level of derivatives. The "baseline" simulation assumes that, over the next successive twelve months, market interest rates (as of the date of simulation) are held constant and that no new loans or leases are extended. Once the "baseline" net interest income is calculated, market interest rates, which were previously held constant, are raised instantaneously 100 basis points across the entire yield curve, and a "rate shocked" simulation is run. Interest rate sensitivity is then measured as the difference between calculated "baseline" and "rate shocked" net interest income.

      An immediate hypothetical 100 basis point increase in the yield curve on July 1, 2005 would reduce net income by an estimated $15 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in net income of a like amount. A 100 basis point increase in the yield curve on July 1, 2004 would have reduced net income by an estimated $15 million after tax, while a corresponding decrease in the yield curve would have increased net income by a like amount. Although management believes that this static analysis provides an estimate of our interest rate sensitivity, it does not account for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet and other business developments that could affect net income. Accordingly, no assurance can be given that actual results would not differ materially from the estimated outcomes of our simulations. Further, such simulations do not represent management's current view of future market interest rate movements.

      A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown in the following table ($ in millions):

                                                                   Before Swaps            After Swaps
                                                               --------------------    --------------------
Quarter Ended June 30, 2005

Commercial paper, variable-rate senior
   notes and bank credit facilities.........................   $16,678.0      3.28%    $20,225.5      3.69%
Fixed-rate senior and subordinated notes....................    26,685.9      5.06%     23,138.4      4.84%
                                                               ---------               ---------
Composite...................................................   $43,363.9      4.37%    $43,363.9      4.30%
                                                               =========               =========

Quarter Ended June 30, 2004

Commercial paper, variable-rate senior
   notes and bank credit facilities.........................   $14,875.7      1.55%    $18,250.0      2.33%
Fixed-rate senior and subordinated notes....................    19,312.4      5.71%     15,938.1      5.19%
                                                               ---------               ---------
Composite...................................................   $34,188.1      3.90%    $34,188.1      3.67%
                                                               =========               =========

Six Months Ended June 30, 2005

Commercial paper, variable-rate senior
   notes and bank credit facilities.........................   $16,003.1      3.05%    $19,917.4      3.47%
Fixed-rate senior and subordinated notes....................    25,498.2      5.00%     21,583.9      4.76%
                                                               ---------               ---------
Composite...................................................   $41,501.3      4.25%    $41,501.3      4.14%
                                                               =========               =========

Six Months Ended June 30, 2004

Commercial paper, variable-rate senior
   notes and bank credit facilities.........................   $14,289.9      1.56%    $18,036.9      2.30%
Fixed-rate senior and subordinated notes....................    19,130.3      5.70%     15,383.3      5.26%
                                                               ---------               ---------
Composite...................................................   $33,420.2      3.93%    $33,420.2      3.66%
                                                               =========               =========

      The weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred over the life of the borrowings had the interest rate risk been managed without the use of such swaps.

Net Finance Margin after Provision for Credit Losses (Risk-Adjusted Margin)

      The following table summarizes risk-adjusted margin, both in amount and as a percentage of AEA ($ in millions):

                                                           Quarters Ended June 30,    Six Months Ended June 30,
                                                           -----------------------    -------------------------
                                                              2005          2004          2005         2004
                                                             ------        ------        ------        ------
Net finance margin.....................................      $398.8        $371.0        $789.0        $734.1
Provision for credit losses............................        47.2          65.7          92.5         151.3
                                                             ------        ------        ------        ------
Net finance margin after provision for credit
   losses (risk adjusted margin).......................      $351.6        $305.3        $696.5        $582.8
                                                             ======        ======        ======        ======

As a % of AEA:
Net finance margin.....................................        3.36%         3.91%         3.44%         3.92%
Provision for credit losses............................        0.40%         0.70%         0.40%         0.81%
                                                             ------        ------        ------        ------
Net finance margin after provision for credit
   losses (risk adjusted margin).......................        2.96%         3.21%         3.04%         3.11%
                                                             ======        ======        ======        ======

      For both the quarter and the six months, credit quality, including lower charge-offs, mitigated the previously discussed decline in net finance margin in relation to 2004. Charge-off trends are discussed further in "Credit Metrics".

Other Revenue

      The components of other revenue are set forth in the following table ($ in millions):

                                                           Quarters Ended June 30,    Six Months Ended June 30,
                                                           -----------------------    -------------------------
                                                              2005          2004          2005          2004
                                                             ------        ------        ------        ------
Fees and other income..................................      $168.6        $141.0        $318.8        $267.7
Factoring commissions..................................        56.3          53.5         111.1         108.5
Gains on sales of leasing equipment....................        20.9          27.1          43.5          54.4
Gain on sale of business aircraft portfolio............        22.0            --          22.0            --
Gains on securitizations...............................        11.1          11.9          22.9          33.3
                                                             ------        ------        ------        ------
   Total other revenue.................................      $278.9        $233.5        $518.3        $463.9
                                                             ======        ======        ======        ======
Other revenue as a percentage of AEA...................        2.35%         2.46%         2.26%         2.47%
                                                             ======        ======        ======        ======

      o Fees and other income include securitization-related servicing fees and accretion, syndication fees, miscellaneous fees and gains from asset sales. The improvement from 2004 reflected gains from receivable sales in Specialty Finance -- consumer, including the sale of approximately $300 million in education lending assets during the second quarter, as well as strong fees in Corporate Finance.

      o Factoring commissions, though up modestly in amount, reflected slightly lower factoring rates (as a percentage of factoring volume).

      o Gains on sales of equipment declined from 2004, reflecting lower gains in Capital Finance.

      o During the second quarter we sold the majority of the Equipment Finance business aircraft portfolio (approximately $900 million), resulting in a $22.0 million gain. The remaining portfolio (approximately $600 million) was transferred to Capital Finance. See "Financing and Leasing Assets" section for further detail.

      The   following   table   presents   information    regarding   gains   on
securitizations ($ in millions):

                                                           Quarters Ended June 30,    Six Months Ended June 30,
                                                           -----------------------    -------------------------
                                                              2005          2004          2005          2004
                                                             ------        ------        ------        ------
Total volume securitized...............................    $1,052.7        $847.2      $1,981.7      $2,083.6
Gains..................................................    $   11.1        $ 11.9      $   22.9      $   33.3
Gains as a percentage of volume securitized............        1.06%         1.40%         1.16%         1.60%
Gains as a percentage of pre-tax income................        3.32%         4.11%         3.42%         5.55%
Securitized assets.....................................                                $7,459.9      $8,401.0
Retained interest in securitized assets................                                $1,086.0      $1,178.5

Reserve for Credit Losses

      The  changes  to  the  reserve  for  credit  losses,   including   related
provisions, are presented in the following table ($ in millions):

                                                          Quarters Ended June 30,     Six Months Ended June 30,
                                                           -----------------------    -------------------------
                                                              2005          2004          2005          2004
                                                             ------        ------        ------        ------
Balance beginning of period............................      $620.4        $636.7        $617.2        $643.7
                                                             ------        ------        ------        ------
Provision for credit losses -- finance receivables......       47.2          65.7          92.5         151.3
Reserves relating to acquisitions, other...............         8.6           2.2          15.6           8.9
                                                             ------        ------        ------        ------
   Additions to reserve for credit losses, net.........        55.8          67.9         108.1         160.2
                                                             ------        ------        ------        ------
Net credit losses

   Specialty Finance -- commercial......................       26.1          23.5          45.5          52.0
   Specialty Finance -- consumer........................       13.5           9.9          24.5          20.1
   Commercial Services.................................         5.5           5.0          12.1          10.0
   Corporate Finance...................................         1.9          23.2           7.2          51.4
   Equipment Finance...................................         6.9          15.5          13.3          41.8
   Capital Finance.....................................          --           6.5           0.4           7.6
                                                             ------        ------        ------        ------
Total net credit losses................................        53.9          83.6         103.0         182.9
                                                             ------        ------        ------        ------
Balance end of period..................................      $622.3        $621.0        $622.3        $621.0
                                                             ======        ======        ======        ======
Reserve for credit losses as a percentage of
   finance receivables.................................                                    1.54%         1.95%
                                                                                          ======        ======
Reserve for credit losses as a percentage of
   past due receivables (60 days or more)(1)(2)........                                    91.0%        108.9%
                                                                                          ======        ======
Reserve for credit losses as a percentage of
   non-performing assets(2)............................                                   131.6%        110.5%
                                                                                          ======        ======

--------------------------------------------------------------------------------
(1) The reserve for credit losses as a percentage of past due receivables and non-performing accounts, excluding telecommunications reserves and account balances, were 96.3% and 105.9% at June 30, 2005 and 2004, respectively.

(2) At June 30, 2005, the reserve to non-performing asset percentage exceeded the reserve to delinquency percentage primarily due to the fact that the education lending portfolio has no non-performing assets, as education lending past due receivables are not classified as non-performing assets because such loans are subject to the U.S. government guarantee.

      The reserve for credit losses was $622.3 million (1.54% of finance receivables) at June 30, 2005, compared to $617.2 million (1.76%) at December 31, 2004. The increase in reserve amount from December 31, 2004 was due to portfolio growth and increased risk related to U.S. commercial airline hub carriers, reflecting the continuation of high fuel costs and losses, as well as the potential for additional bankruptcies in this sector. The decline as a percentage of receivables represents credit quality improvements across portfolios and asset mix changes, including an additional $4.2 billion of U.S. Government-guaranteed education lending loans.

      The reserve for credit losses is determined based on three key components:
(1) specific reserves for collateral and cash flow dependent loans that are impaired under SFAS 114; (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit trends; and (3) reserves for economic environment and other factors.

      The reserve included specific reserves, excluding telecommunication accounts, relating to impaired loans of $32.8 million, $42.4 million, and $35.9 million at June 30, 2005, December 31, 2004 and June 30, 2004. The portion of the reserve related to inherent estimated loss and estimation risk reflects our evaluation of trends in our key credit metrics, as well as our assessment of risk in certain industry sectors, including commercial aerospace.

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

      See Concentrations for additional information on the commercial aerospace portfolio.

Credit Metrics

Net Charge-offs

      Net charge-offs, both in amount and as a percentage of average finance receivables, are shown in the following table ($ in millions):

                                                 Quarters Ended                       Six Months Ended
                                        --------------------------------      --------------------------------
                                        June 30, 2005      June 30, 2004      June 30, 2005      June 30, 2004
                                        -------------      -------------      -------------      -------------
   Specialty Finance -- commercial..    $26.1   1.17%     $23.5    1.17%     $ 45.5   1.02%    $ 52.0    1.30%
   Specialty Finance -- consumer....     13.5   0.53%       9.9    1.18%       24.5   0.55%      20.1    1.30%
                                        -----             -----              ------            ------
     Total Specialty Finance Group.      39.6   0.83%      33.4    1.17%       70.0   0.79%      72.1    1.30%
                                        -----             -----              ------            ------
   Commercial Services.............       5.5   0.33%       5.0    0.32%       12.1   0.38%      10.0    0.33%
   Corporate Finance...............       1.9   0.10%      23.2    1.43%        7.2   0.19%      51.4    1.59%
   Equipment Finance...............       6.9   0.48%      15.5    0.99%       13.3   0.47%      41.8    1.33%
   Capital Finance.................        --   0.00%       6.5    1.49%        0.4   0.04%       7.6    0.88%
                                        -----             -----              ------            ------
     Total Commercial Finance Group      14.3   0.26%      50.2    0.97%       33.0   0.31%     110.8    1.08%
                                        -----             -----              ------            ------
     Total.........................     $53.9   0.52%     $83.6    1.04%     $103.0   0.52%    $182.9    1.15%
                                        =====             =====              ======            ======

      Net charge-offs for the quarter were 0.52% of average finance receivables, unchanged from last quarter and down from 1.04% last year. Charge-offs for the quarter ended June 30, 2004, excluding amounts related to liquidating and specifically-reserved telecommunication accounts, were $55.4 million or 0.72%. The most notable improvements from the prior year were in Capital Finance, Equipment Finance and the communication & media and capital markets units within Corporate Finance. Additional analysis by segment follows:

      o     Specialty   Finance  --  commercial   charge-offs  for  the  quarter
            increased   from  2004   primarily  due  to  higher  losses  in  the
            small-ticket portfolios.

      o Specialty Finance -- consumer home lending charge-offs, while up in amount, were down as a percentage of average finance receivables from the prior year, reflecting portfolio growth, improved credit performance and the addition of the student lending assets.

      o     Commercial Services charge-offs were modestly above the prior year.

      o Corporate Finance charge-off improvement was driven by a decline in the capital markets unit charge-offs and by recoveries from previously written-off accounts in the communication and media unit.

      o Equipment Finance charge-off improvement continued in the second quarter of 2005, as current quarter charge-offs, were essentially flat with last quarter and considerably below the 2004 levels.

      o Capital Finance charge-offs were below 2004 due to a project finance write-off in the prior year.

      Net charge-offs on a managed basis, including securitized receivables, both in amount and as a percentage of average managed receivables, are shown in the following table ($ in millions):

                                                Quarters Ended                      Six Months Ended
                                        --------------------------------      --------------------------------
                                        June 30, 2005     June 30, 2004      June 30, 2005      June 30, 2004
                                        -------------     -------------      -------------      -------------
   Specialty Finance -- commercial..    $35.6   1.12%    $ 34.9    1.15%     $ 65.3   1.03%    $ 74.9    1.22%
   Specialty Finance -- consumer....     20.1   0.72%      15.0    1.21%       36.6   0.74%      29.7    1.25%
                                        -----            ------              ------            ------
     Total Specialty Finance Group.      55.7   0.93%      49.9    1.17%      101.9   0.90%     104.6    1.23%
                                        -----            ------              ------            ------
   Commercial Services.............       5.5   0.33%       5.0    0.32%       12.1   0.38%      10.0    0.33%
   Corporate Finance...............       2.1   0.11%      23.2    1.43%        7.7   0.21%      51.4    1.59%
   Equipment Finance...............      10.1   0.49%      27.4    1.19%       21.7   0.53%      69.0    1.49%
   Capital Finance.................        --   0.00%       6.5    1.49%        0.4   0.04%       7.6    0.88%
                                        -----            ------              ------            ------
     Total Commercial Finance Group      17.7   0.29%      62.1    1.05%       41.9   0.35%     138.0    1.17%
                                        -----            ------              ------            ------
     Total.........................     $73.4   0.60%    $112.0    1.10%     $143.8   0.61%    $242.6    1.19%
                                        =====            ======              ======            ======

      The previously discussed trends in owned portfolio charge-offs were the primary cause of fluctuations in charge-offs on a managed basis.

Past Due Loans and Non-performing Assets

      The following table sets forth certain information concerning our past due (sixty days or more) and non-performing assets and the related percentages of finance receivables ($ in millions):

                                                                 June 30, 2005             December 31, 2004
                                                             ---------------------      ----------------------
Past due accounts:

   Specialty Finance -- commercial......................      $281.2         3.27%        $283.3         3.22%
   Specialty Finance -- consumer........................       249.6         2.35%         116.4         2.27%
                                                              ------                      ------
     Total Specialty Finance Group.....................        530.8         2.76%         399.7         2.87%
                                                              ------                      ------
   Commercial Services.................................         39.7         0.62%          88.0         1.42%
   Corporate Finance...................................         46.5         0.58%          43.3         0.65%
   Equipment Finance...................................         41.1         0.93%          50.1         0.79%
   Capital Finance.....................................         25.7         1.04%          26.9         1.47%
                                                              ------                      ------
     Total Commercial Finance Group....................        153.0         0.72%         208.3         0.99%
                                                              ------                      ------
     Total.............................................       $683.8         1.69%        $608.0         1.73%
                                                              ======                      ======

                                                                 June 30, 2005             December 31, 2004
                                                             ---------------------      ----------------------
Non-performing accounts:

   Specialty Finance -- commercial......................      $163.1         1.90%        $165.9         1.88%
   Specialty Finance -- consumer........................       135.2         1.27%         119.3         2.32%
                                                              ------                      ------
     Total Specialty Finance Group.....................        298.3         1.55%         285.2         2.05%
                                                              ------                      ------
   Commercial Services.................................         10.2         0.16%          56.8         0.92%
   Corporate Finance...................................         69.4         0.87%          61.9         0.92%
   Equipment Finance...................................         78.5         1.78%         131.2         2.06%
   Capital Finance.....................................         16.3         0.66%           4.6         0.25%
                                                              ------                      ------
     Total Commercial Finance Group....................        174.4         0.82%         254.4         1.21%
                                                              ------                      ------
     Total.............................................       $472.7         1.17%        $539.6         1.54%
                                                              ======                      ======

Non-accrual loans                                             $410.9                      $458.4

Repossessed assets.....................................         61.8                        81.2
                                                              ------                      ------
     Total non-performing accounts.....................       $472.7                      $539.6
                                                              ======                      ======

--------------------------------------------------------------------------------
Corporate Finance and Equipment Finance non-performing assets include accounts that are less than sixty days past due.

      Delinquency levels, though down from the prior quarter (largely due to a reduction in Commercial Services), increased from December 31, 2004 primarily due to the education lending acquisition, as excluding these assets, delinquency was $569.5 million (1.57%) at June 30, 2005. Although delinquency is higher in this portfolio, this metric is not indicative of ultimate loss, given the U.S. government guarantee of these loans. Additional analysis follows:

      o Specialty Finance -- commercial delinquency level was essentially unchanged from last quarter and the fourth quarter of 2004.

      o Specialty Finance -- consumer delinquency increased from December 31, 2004, due to the education lending acquisition. Excluding education lending receivables, delinquencies were $135.3 million (2.10%), versus $116.4 million (2.27%) last year-end, reflecting the continued home lending growth.

      o Commercial Services delinquency was down from 2004 due to the work out of one significant account.

      o     Corporate   Finance,   Equipment   Finance   and   Capital   Finance
            delinquencies remained at the relatively low year end 2004 levels.

      Similarly, non-performing assets remained at the low fourth quarter 2004 levels, and the percentage trends were impacted by the education lending acquisition, which had no non-performing accounts at June 30, 2005.

      Managed past due loans in dollar amount and as a percentage of managed financial assets are shown in the table below ($ in millions):

                                                                 June 30, 2005             December 31, 2004
                                                             ---------------------        --------------------
Managed past due accounts:
   Specialty Finance -- commercial......................      $362.4         2.70%        $402.1         2.82%
   Specialty Finance -- consumer........................       348.0         2.92%         227.8         3.45%
                                                              ------                      ------
     Total Specialty Finance Group.....................        710.4         2.80%         629.9         3.02%
                                                              ------                      ------
   Commercial Services.................................         39.7         0.62%          88.0         1.42%
   Corporate Finance...................................         47.3         0.59%          43.3         0.65%
   Equipment Finance...................................         57.7         0.81%          90.3         0.96%
   Capital Finance.....................................         25.7         1.04%          26.9         1.47%
                                                              ------                      ------
     Total Commercial Finance Group....................        170.4         0.71%         248.5         1.03%
                                                              ------                      ------

     Total.............................................       $880.8         1.78%        $878.4         1.95%
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

Salaries and General Operating Expenses

      The efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA") are summarized in the following table ($ in millions):

                                                           Quarters Ended June 30,   Six Months Ended June 30,
                                                           -----------------------   -------------------------
                                                            2005          2004          2005          2004
                                                          ---------     ---------     ---------     ---------
Salaries and employee benefits.........................   $   164.7     $   156.8     $   331.0     $   302.2
Other general operating expenses.......................       107.1          95.6         201.8         190.2
                                                          ---------     ---------     ---------     ---------
Salaries and general operating expenses................       271.8         252.4         532.8         492.4
Provision for restructuring............................        25.2            --          25.2            --
                                                          ---------     ---------     ---------     ---------
Total..................................................   $   297.0     $   252.4     $   558.0     $   492.4
                                                          =========     =========     =========     =========
Efficiency ratio(1)....................................        43.7%         41.5%         42.3%         41.0%
Salaries and general operating expenses as a
   percentage of AMA(2)................................        2.16%         2.17%         2.09%         2.12%
Average Managed Assets.................................   $54,912.7     $46,608.4     $53,428.2     $46,406.5

--------------------------------------------------------------------------------
(1) Efficiency ratio is the ratio of salaries and general operating expenses to operating margin, excluding the provision for credit losses. Excluding the provision for restructuring and the gain on sale of business aircraft, the efficiency ratio was 41.4% and 41.0% for the quarter and six months ended June 30, 2005.

(2) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by us. Excluding the provision for restructuring, the ratio of salaries and general operating expenses to managed assets was 1.98% and 1.99% for the quarter and six months ended June 30, 2005.

      Salaries and general operating expenses for the quarter ended June 30, 2005 increased from 2004 due to incremental salaries and other operating expenses related to recent acquisitions, as well as higher incentive-based costs (driven primarily by higher restricted stock awards and sales incentive plans), consistent with the improved volume, fees and profitability. Operating expenses for education lending were $16.7 million and $23.7 million for the quarter and six months ended June 30, 2005.

      Personnel totaled approximately 6,110 at June 30, 2005, versus 6,130 last quarter and 5,705 last year. The increase from 2004 was largely due to the education lending acquisition and higher international headcount.

      Improvement in the efficiency ratio remains one of management's goals, and several initiatives are underway to reduce costs, including system consolidations and process efficiency improvements. Accordingly, a $25.2 million restructuring charge was accrued during the quarter, reflecting the realignment of Commercial Finance and back-office streamlining and consolidation activities in Specialty Finance. The charge consists largely of employee termination costs related to approximately 200 personnel. We anticipate reinvesting the savings from these initiatives in sales and growth initiatives, as well as the continuation of streamlining initiatives. We expect the streamlining initiatives to reduce costs by approximately $23 million in 2006.

Income Taxes

      The effective tax rate differs from the U.S. Federal tax rate of 35% primarily due to state and local income taxes, the domestic and international geographic distribution of taxable income and corresponding foreign income taxes, as well as differences between book and tax treatment of certain items.

      The effective tax rate was 33.8% and 39.0% for the quarters ended June 30, 2005 and 2004 and 35.3% and 39.0% for the respective year to date periods. The reduction in the 2005 effective tax rate, which is based on our revised estimate of annual effective tax rate of approximately 35%, reflects improved profitability in certain foreign locations, as well as our plan to relocate and place certain aerospace assets in Ireland with offshore funding, as provisions of the American Jobs Creation Act of 2004 provide favorable treatment for certain aircraft leasing operations conducted offshore. In total, we anticipate transferring approximately 40 commercial aircraft during the year. The improved profitability in international operations resulted from our initiative to grow our international profitability via better platform efficiency coupled with asset growth.

      At June 30, 2005, CIT had U.S. federal net operating losses of approximately $2.0 billion, which expire in various years beginning in 2011. In addition, CIT has various state net operating losses that will expire in various years beginning in 2005. Federal and state operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to utilize these federal losses fully. Accordingly, we do not believe a valuation allowance is required with respect to these federal net operating losses. As of June 30, 2005, based on management's assessment as to realizability, the net deferred tax liability includes a valuation allowance of approximately $9.4 million relating to state net operating losses.

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

Financing and Leasing Assets

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions):

                                                                         June 30,    December 31,   Percentage
                                                                           2005         2004          Change
                                                                        ---------     ---------     ----------
Specialty Finance Group
   Specialty Finance -- commercial

     Finance receivables............................................    $ 8,590.2     $ 8,805.7        (2.4)%
     Operating lease equipment, net.................................      1,105.8       1,078.7          2.5%
     Finance receivables held for sale..............................      1,031.9       1,288.4       (19.9)%
                                                                        ---------     ---------
       Owned assets.................................................     10,727.9      11,172.8        (4.0)%
     Finance receivables securitized and managed by CIT.............      3,797.2       4,165.5        (8.8)%
                                                                        ---------     ---------
     Managed assets.................................................     14,525.1      15,338.3        (5.3)%
                                                                        ---------     ---------
   Specialty Finance -- consumer

     Finance receivables -- home lending............................      6,172.9       4,896.8         26.1%
     Finance receivables -- education lending.......................      4,170.9            --           N/A
     Finance receivables -- other...................................        273.2         236.0         15.8%
     Finance receivables held for sale..............................        282.0         241.7         16.7%
                                                                        ---------     ---------
       Owned assets.................................................     10,899.0       5,374.5        102.8%
     Home lending finance receivables securitized
       and managed by CIT ..........................................      1,027.6       1,228.7        (16.4)%
                                                                        ---------     ---------
     Managed assets.................................................     11,926.6       6,603.2         80.6%
                                                                        ---------     ---------
Commercial Finance Group
   Commercial Services

     Finance receivables............................................      6,417.2       6,204.1          3.4%
                                                                        ---------     ---------
   Corporate Finance

     Finance receivables............................................      7,998.0       6,702.8         19.3%
     Operating lease equipment, net.................................         78.3          35.1        123.1%
     Finance receivables held for sale..............................         27.9            --          N/A
                                                                        ---------     ---------
       Owned assets.................................................      8,104.2       6,737.9         20.3%
     Finance receivables securitized and managed by CIT.............         54.0            --          N/A
                                                                        ---------     ---------
     Managed assets.................................................      8,158.2       6,737.9         21.1%
                                                                        ---------     ---------
   Equipment Finance

     Finance receivables............................................      4,420.7       6,373.1       (30.6)%
     Operating lease equipment, net.................................        121.4         440.6       (72.4)%
     Finance receivables held for sale..............................         94.1         110.7       (15.0)%
                                                                        ---------     ---------
       Owned assets.................................................      4,636.2       6,924.4       (33.0)%
     Finance receivables securitized and managed by CIT.............      2,581.1       2,915.5       (11.5)%
                                                                        ---------     ---------
     Managed assets.................................................      7,217.3       9,839.9       (26.7)%
                                                                        ---------     ---------
   Capital Finance

     Finance receivables............................................      2,466.2       1,829.7         34.8%
     Operating lease equipment, net.................................      7,337.4       6,736.5          8.9%
                                                                        ---------     ---------
       Owned assets.................................................      9,803.6       8,566.2         14.4%
                                                                        ---------     ---------
   Other -- Equity Investments......................................         31.6         181.0       (82.5)%
                                                                        ---------     ---------
   Total

     Finance receivables............................................    $40,509.3     $35,048.2         15.6%
     Operating lease equipment, net.................................      8,642.9       8,290.9          4.2%
     Finance receivables held for sale..............................      1,435.9       1,640.8       (12.5)%
                                                                        ---------     ---------
     Financing and leasing assets excl. equity investments..........     50,588.1      44,979.9         12.5%
     Equity investments (included in other assets)..................         31.6         181.0       (82.5)%
                                                                        ---------     ---------
       Owned assets.................................................     50,619.7      45,160.9         12.1%
     Finance receivables securitized and managed by CIT.............      7,459.9       8,309.7       (10.2)%
                                                                        ---------     ---------
       Managed assets...............................................    $58,079.6     $53,470.6          8.6%
                                                                        =========     =========

      The six-month activity reflects strong volumes and the education lending acquisition, offset by asset sales and syndications, done largely for risk management and capital allocation purposes, particularly in the second quarter. Additional trends by segment follow:

      o Specialty Finance -- commercial declined despite strong volume, as runoff / liquidations were similarly high. The trend also reflected the sale of over $300 million of liquidating manufactured housing assets in the first quarter of 2005.

      o Specialty Finance -- consumer increased, reflecting the acquisition of the $4.3 billion education lending unit in addition to continued strength in the home equity lending market, where originations and purchases were partially offset by sales to balance certain portfolio demographics and risk characteristics.

      o Commercial Services increased, reflecting the purchase of substantially all of the factoring assets of Receivables Capital Management, a division of SunTrust, in the first quarter of 2005, while the decline from last quarter was due to seasonal runoff.

      o     The increase in Corporate  Finance  reflects  strong volumes and the
            transfer  of  approximately   $850  million  of  sports  and  gaming
            portfolio assets and healthcare assets from Equipment Finance.

      o Equipment Finance declined, reflecting the sale of $923 million in business aircraft assets, the transfer of the remaining $0.6 billion of this portfolio to Capital Finance, and the transfer of approximately $450 million in healthcare assets to Corporate Finance. In addition, the $400 million sports and gaming portfolio was transferred to Corporate Finance last quarter.

      o Capital Finance's increase reflected commercial aerospace deliveries and the transfer of the remaining business aircraft portfolio from Equipment Finance during the quarter.

      o Equity investments decreased due to the completion of the previously contracted sale of most of the remaining private equity funds.

         Consistent with our capital optimization activities during the current period, we will consider other opportunities for more rapid liquidation of non-strategic and under-performing assets to the extent available.

Business Volumes

      The following table presents new business origination volume by segment ($ in millions):

                                                           Quarters Ended June 30,   Six Months Ended June 30,
                                                           -----------------------   -------------------------
                                                             2005          2004         2005           2004
                                                           --------      --------     ---------     ---------
Specialty Finance -- commercial.........................   $2,685.2      $2,411.0     $ 5,022.7     $ 4,929.0
Specialty Finance -- consumer...........................    2,306.3         867.3       3,668.8       1,925.2
Commercial Services....................................        76.1         142.4         172.1         253.5
Corporate Finance......................................     1,324.7         685.0       2,159.1       1,291.4
Equipment Finance......................................     1,044.6       1,049.2       1,959.7       1,971.3
Capital Finance........................................       641.7         438.4         892.9         550.9
                                                           --------      --------     ---------     ---------
   Total new business volume...........................    $8,078.6      $5,593.3     $13,875.3     $10,921.3
                                                           ========      ========     =========     =========

      o Specialty Finance -- commercial volume increase was broad-based across units, including strength in the vendor programs.

      o Specialty Finance -- consumer volume increase included strong origination volume, including bulk receivable purchases in home lending.

      o Commercial Services volume was low in relation to the prior year in the seasonally soft second quarter.

      o Corporate Finance's capital markets and communications and media units posted strong volumes and drove the favorable trends.

      o Capital Finance year-over-year volume increases reflected additional aircraft fundings.

Concentrations

Ten Largest Accounts

      Our ten largest financing and leasing asset accounts in the aggregate represented 4.8% of our total financing and leasing assets at June 30, 2005 (the largest account being less than 1.0%), compared to 5.3% at December 31, 2004. The decline is due to the addition of the education lending receivables.

Operating Leases

      The following table summarizes the total operating lease portfolio by segment ($ in millions):

                                                        June 30,    December 31,
                                                          2005          2004
                                                        --------    -----------
Capital Finance -- Aerospace..........................  $4,920.0     $4,461.0
Capital Finance -- Rail and Other.....................   2,417.4      2,275.5
Specialty Finance.....................................   1,105.8      1,078.7
Equipment Finance.....................................     121.4        440.6
Corporate Finance.....................................      78.3         35.1
                                                        --------     --------
   Total..............................................  $8,642.9     $8,290.9
                                                        ========     ========

      The  increases  in  the  Capital  Finance  aerospace  portfolio  reflected
deliveries  of  eleven  new  commercial   aircraft,   partially  offset  by  the
disposition of eight aircraft.

      Management strives to maximize the profitability of the lease equipment portfolio by balancing equipment utilization levels with market rental rates and lease terms. Equipment not subject to lease agreements totaled $220.4 million and $118.3 million at June 30, 2005 and December 31, 2004, respectively. Weakness in the commercial airline industry could adversely impact prospective rental and utilization rates.

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

                                                        June 30,    December 31,
                                                          2005         2004
                                                        --------    -----------
Commercial aerospace -- non-tax optimized............   $  339.7      $  336.6
Commercial aerospace -- tax optimized................      219.3         221.0
Project finance......................................      349.4         334.9
Rail.................................................      241.3         233.9
Other................................................      122.3         115.4
                                                        --------      --------
   Total leveraged lease transactions................   $1,272.0      $1,241.8
                                                        ========      ========
As a percentage of finance receivables...............        3.1%          3.5%
                                                        ========      ========

Joint Venture Relationships

      Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya are among our largest alliances. The agreements with Dell grants Dell the option to purchase CIT's 30% interest in Dell Financial Services L.P. ("DFS") in February 2008 and extends CIT's right to purchase a percentage of DFS's finance receivables through January 2010. The joint venture agreement with Snap-on recently extended until January 2009, pursuant to an automatic renewal provision in the agreement. The Avaya agreement, which relates to profit sharing on a CIT direct origination program, extends through September 2006.

      Our financing and leasing assets include amounts related to the Dell, Snap-on and Avaya joint venture programs. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities. The asset balances for these programs are as follows ($ in millions):

                                                      June 30,    December 31,
                                                        2005          2004
                                                      --------    ------------
Owned Financing and Leasing Assets

Dell................................................. $3,546.1      $3,389.4
Snap-on..............................................  1,073.2       1,114.7
Avaya Inc............................................    586.8         620.7

Securitized Financing and Leasing Assets

Dell................................................. $2,297.6      $2,489.2
Snap-on..............................................     54.0          64.8
Avaya Inc............................................    504.8         599.6

Dell International Financing and
   Leasing Assets Included above

Dell -- owned........................................  $1,366.6      $1,403.6
Dell -- securitized..................................      46.2           5.1

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

Home Lending Portfolio

      The Specialty Finance -- consumer home lending business is largely originated through a broker network. As part of originating business through this core channel, we employ an active portfolio management practice, whereby we target desired portfolio mix / risk attributes in terms of product type, lien position, and geographic concentrations, among other factors. We supplement business with opportunistic purchases in the secondary market when market conditions are favorable from a credit and price perspective. The interest rate environment over the last 18 months, combined with substantial volume growth in the industry, have made these bulk asset purchases attractive.

      The home lending portfolio totaled $6.2 billion (owned) and $7.3 billion (managed) at June 30, 2005, representing 12.3% and 12.5% of owned and managed assets, respectively. Selected statistics for our managed home lending portfolio are as follows:

      o     93% first mortgages.

      o     Average loan size of approximately $108.7 thousand.

      o Top 5 state concentrations (California, Texas, Florida, Ohio, and Pennsylvania) represented an aggregate 43% of the managed portfolio.

      o     47% fixed-rate.

      o     Average loan-to-value of 81%.

      o     Average FICO score of 633.

      o Delinquencies (sixty days or more) were 3.17% and 3.59% at June 30, 2005 and December 31, 2004.

      o Charge-offs were 1.05% and 0.95% for the quarters ended June 30, and March 31, 2005.

Education Lending Portfolio (Student Loan Xpress)

      The Specialty Finance -- consumer education lending portfolio, which is marketed as Student Loan Xpress, totaled $4.3 billion at June 30, 2005, representing 8.5% of owned and 7.4% of managed assets. Loan origination volumes for the June 2005 quarter were $383.5 million, and $554.2 million for the period of CIT ownership. Student Loan Xpress has arrangements with certain financial institutions to sell selected loans and works jointly with these financial institutions to promote this mutually beneficial relationship.

      Selected statistics for our education lending portfolio are as follows ($ in millions):

                                                      June 30,      March 31,
                                                        2005          2005
                                                      --------      --------
Finance receivables by product type
Consolidation loans..............................     $3,954.8      $3,997.9
Other U.S. Government guaranteed loans...........        322.6         424.6
Private (non-guaranteed) loans and other.........         14.1          13.4
                                                      --------      --------
   Total.........................................     $4,291.5      $4,435.9
                                                      ========      ========

      o Delinquencies (sixty days or more) were $114.3 million, 2.66% of finance receivables at June 30, 2005 and $112.6 million, 2.60% at March 31, 2005.

      o     Top 5 state  concentrations  (California,  New  York,  Pennsylvania,
            Texas,   and  Illinois)   represented  an  aggregate  36.4%  of  the
            portfolio.

Geographic Composition

      The following table summarizes significant state concentrations greater than 5.0% and foreign concentrations in excess of 1.0% of our owned financing and leasing portfolio assets. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

                                                       June 30,    December 31,
                                                        2005          2004
                                                      --------     ------------
State

California............................................   10.7%        10.3%
Texas.................................................    7.3%         7.8%
New York..............................................    6.7%         6.8%
All other states......................................   54.5%        52.8%
                                                         ----         ----
   Total U.S..........................................   79.2%        77.7%
                                                         ====         ====
Country

Canada................................................    5.1%         5.5%
England...............................................    3.6%         3.9%
France................................................    1.3%         1.4%
Australia.............................................    1.2%         1.3%
China.................................................    1.1%         1.2%
Germany...............................................    1.0%         1.2%
All other countries...................................    7.5%         7.8%
                                                         ----         ----
   Total Outside U.S..................................   20.8%        22.3%
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

      The commercial aircraft all comply with Stage III noise regulations. The following table summarizes the composition of the commercial aerospace portfolio ($ in millions):

                                        June 30, 2005       December 31, 2004
                                      ------------------   --------------------
                                          Net                 Net
                                      Investment  Number   Investment    Number
                                      ----------  ------   ----------    ------
By Region:

   Europe.........................     $2,226.7      71      $2,160.0      72
   North America..................      1,081.4      61       1,057.7      66
   Asia Pacific...................      1,511.0      55       1,242.4      46
   Latin America..................        594.2      23         611.3      25
   Africa / Middle East...........        159.8       5          54.2       3
                                       --------     ---      --------     ---
Total.............................     $5,573.1     215      $5,125.6     212
                                       ========     ===      ========     ===
By Manufacturer:

   Boeing.........................     $2,708.6     132      $2,558.8     133
   Airbus.........................      2,818.9      75       2,536.9      70
   Other..........................         45.6       8          29.9       9
                                       --------     ---      --------     ---
Total.............................     $5,573.1     215      $5,125.6     212
                                       ========     ===      ========     ===
By Body Type(1):

   Narrow body....................     $4,262.8     171      $3,894.9     168
   Intermediate...................        920.4      19         842.7      18
   Wide body......................        344.3      17         358.1      17
   Other..........................         45.6       8          29.9       9
                                       --------     ---      --------     ---
Total.............................     $5,573.1     215      $5,125.6     212
                                       ========     ===      ========     ===
By Product:

   Operating lease................     $4,791.5     169      $4,324.6     167
   Leverage lease (other).........        339.7      12         336.6      12
   Leverage lease (tax optimized).        219.3       9         221.0       9
   Capital lease..................        130.3       6         137.4       6
   Loan...........................         92.3      19         106.0      18
                                       --------     ---      --------     ---
Total.............................     $5,573.1     215      $5,125.6     212
                                       ========     ===      ========     ===
Other Data:

Off-lease aircraft................            6                    2
Number of accounts................           96                   92
Weighted average age of
  fleet (years) ..................            6                    6
Largest customer net investment...     $  281.9             $  286.4

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

      The top five commercial aerospace exposures totaled $1,058.4 million at June 30, 2005. Each of the top five exposures is to carriers outside of the U.S. The largest exposure to a U.S. carrier at June 30, 2005 was $165.2 million. Future revenues and aircraft values could be impacted by the actions of the carriers, management's actions with respect to re-marketing the aircraft, airline industry performance and aircraft utilization levels.

      The profitability of the commercial aerospace portfolio has improved throughout the year reflecting a number of positive factors including: improving global demand for commercial aircraft, continued recovery in rental rates and lower tax rates. Additionally, the risk-based capital returns on new aircraft deliveries (from our existing order book) exceed our targeted hurdle rate. As a result, we are considering whether to extend our aircraft order book beyond its current expiration of Spring 2007. Any future order book would likely be smaller, slightly shorter and more flexible than our previous order.

      The regional aircraft portfolio at June 30, 2005 consisted of 119 planes and a net investment of $349.1 million. The carriers are primarily located in North America and Latin America. Operating leases account for about 36.8% of the portfolio, with the remainder capital leases or loans. At December 31, 2004, the portfolio consisted of 121 planes with a net investment of $302.6 million.

      At June 30, 2005, six aircraft were off-lease (book value of $106.7 million), five of which we have obtained letters of intent for new leases. Despite some recent improvement in rental rates, current placements remain at compressed rental rates, which reflect current market conditions. Generally, leases are being written for terms between three and five years. Within the regional aircraft portfolio at June 30, 2005, there were 4 aircraft off-lease with a total book value of approximately $20.3 million.

      The following is a list of our exposure to current or previously-announced aerospace carriers that have filed for bankruptcy protection and the current status of the related aircraft at June 30, 2005:

      o UAL Corp. -- United Airlines leases two CIT-owned narrow body aircraft (Boeing 757 aircraft) with a net investment of $46.0 million. We also hold Senior A tranche Enhanced Equipment Trust Certificates ("EETCs") issued by United Airlines, which are debt instruments collateralized by aircraft operated by the airline, with a fair value of $30.3 million. We have an outstanding balance of $9.4 million (with a commitment of $31.3 million) relating to a debtor-in-possession facility in connection with United Airlines' filing under Chapter 11 as of June 30, 2005.

      o US Airways -- On September 12, 2004, US Airways Group, Inc. announced that it had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under an existing agreement, we lease one CIT-owned 737-300, for a total net investment of $5.9 million.

      In total, we have exposures to U.S. commercial airline hub carriers of approximately $403 million at June 30, 2005. See "Reserve for Credit Losses" for additional information regarding our reserves and the applicability to commercial aerospace.

      Our aerospace assets include both operating leases and capital leases. Management monitors economic conditions affecting equipment values, trends in equipment values, and periodically obtains third party appraisals of commercial aerospace equipment, which include projected rental rates. We adjust the depreciation schedules of commercial aerospace equipment on operating leases or residual values underlying capital leases when required. Aerospace assets are reviewed for impairment annually, or more often should events or circumstances warrant. An aerospace asset is defined as impaired when the expected undiscounted cash flow over its expected remaining life is less than its book value. Both historical information and current economic trends are factored into the assumptions and analyses used when determining the expected undiscounted cash flow. Included among these assumptions are the following:

      o     Lease terms

      o     Remaining life of the asset

      o     Lease rates supplied by independent appraisers

      o     Remarketing prospects

      o     Maintenance costs

      In conjunction with capital optimization and risk management activities, we are actively managing the composition of the commercial aerospace portfolio in terms of type and age of aircraft, among other factors. As a result, we may consider sales of certain aircraft and new aircraft deliveries in the future.

      See table in "Risk Management" section and Note 10 -- Commitments and Contingencies for additional information regarding commitments to purchase additional aircraft. See Note 4 -- Concentrations for further discussion on concentrations.

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

      We evaluate and monitor various risk metrics:

      o Margin at Risk, which measures the impact of changing interest rates upon interest income over the subsequent twelve months. See Net Finance Margin section for discussion and results of this simulation.

      o Value at Risk, which measures the net economic value of assets by assessing the duration of assets and liabilities.

      The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

                                                                Before Swaps                  After Swaps
                                                         ---------------------------  ---------------------------
                                                         Fixed rate    Floating rate  Fixed rate    Floating rate
                                                         ----------    -------------  ----------    -------------
                      June 30, 2005

Assets.................................................      48%            52%           48%            52%
Liabilities............................................      54%            46%           42%            58%

                    December 31, 2004

Assets.................................................      55%            45%           55%            45%
Liabilities............................................      60%            40%           46%            54%

      Total interest sensitive assets were $47.4 billion and $41.7 billion at June 30, 2005 and December 31, 2004. Total interest sensitive liabilities were $41.6 billion and $35.9 billion at June 30, 2005 and December 31, 2004. The addition of the education lending receivables and related debt during first quarter increased the proportions of floating-rate assets and liabilities at June 30, 2005, as compared to December 31, 2004.

Foreign Exchange Risk Management -- To the extent local foreign currency borrowings are not raised, CIT utilizes foreign currency exchange forward contracts to hedge or mitigate currency risk underlying foreign currency loans to subsidiaries and the net investments in foreign operations. These contracts are designated as foreign currency cash flow hedges or net investment hedges and changes in fair value of these contracts are recorded in accumulated other comprehensive loss along with the translation gains and losses on the underlying hedged items. Translation gains and losses of the underlying foreign net investment, as well as offsetting derivative gains and losses on designated hedges, are reflected in accumulated other comprehensive loss in the Consolidated Balance Sheets. CIT also utilizes cross currency swaps to hedge currency risk underlying foreign currency debt and selected foreign currency assets. These swaps are designated as foreign currency cash flow hedges or foreign currency fair value hedges and changes in fair value of these contracts are recorded in accumulated other comprehensive loss (for cash flow hedges), or effectively as a basis adjustment (including the impact of the offsetting adjustment to the carrying value of the hedged item) to the hedged item (for fair value hedges) along with the transaction gains and losses on the underlying hedged items.

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

      Outstanding commercial paper totaled $3.3 billion at June 30, 2005, compared with $4.2 billion at December 31, 2004. Our targeted U.S. program size remains at $5.0 billion with modest programs aggregating approximately $500 million to be maintained in Canada and Australia. Our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper. We have aggregate bank facilities of $6.3 billion in multi-year facilities. In addition, we have a separate 364-day unsecured committed line of credit of $154 million, which supports the Australian commercial paper program.

      We maintain registration statements with the Securities and Exchange Commission ("SEC") covering debt securities that we may sell in the future. At June 30, 2005, our registration statements had $6.9 billion of registered, but unissued, securities available, under which we may issue debt securities and other capital market securities. Term-debt issued during 2005 totaled $7.5 billion: $3.4 billion in variable-rate medium-term notes and $4.1 billion in fixed-rate notes. Included with the fixed rate notes are issuances under a retail note program in which we offer fixed-rate senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During 2005, we issued $0.3 billion under this program having maturities of between 2 and 10 years.

      To further strengthen our funding capabilities, we maintain committed asset backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home lending receivables and trade accounts receivable. While these are predominately in the U.S., we also maintain facilities for Canadian domiciled assets. As of June 30, 2005, we had approximately $5.0 billion of availability in our committed asset-backed facilities and $5.6 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

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

Liquidity Measurement                                             Current Target      June 30, 2005        December 31, 2004
---------------------                                             --------------      -------------        -----------------
Commercial paper to total debt............................        Maximum of 15%             7%                   11%
Short-term debt to total debt.............................        Maximum of 45%            28%                   31%
Bank lines to commercial paper............................        Minimum of 100%          211%                  150%
Aggregate alternative liquidity* to short-term debt.......        Minimum of 75%           115%                  108%

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

      Our credit ratings are an important factor in meeting our earnings and margin targets as better ratings generally correlate to lower cost of funds (see Net Finance Margin, interest expense discussion). The following credit ratings have been in place since September 30, 2002:

                                       Short-Term     Long-Term      Outlook
                                       ----------     ---------      -------
Moody's............................        P-1            A2          Stable
Standard & Poor's..................        A-1            A           Stable
Fitch..............................         F1            A           Stable

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

      The following tables summarize significant contractual obligations and projected cash receipts, and contractual commitments at June 30, 2005 ($ in millions):

                                                  Payments and Collections by Period(3) Ending June 30,
                                         ------------------------------------------------------------------------
                                            Total       2006          2007       2008          2009        2010+
                                         ---------   ---------    ---------   ---------     --------    ---------
Commercial Paper.......................  $ 3,253.4   $ 3,253.4    $      --   $      --     $     --    $      --
Variable-rate senior unsecured notes...   13,556.0     4,505.1      5,625.4     2,217.3        837.7        370.5
Fixed-rate senior unsecured notes......   22,457.4     3,999.3      1,910.6     3,130.6      1,691.9     11,725.0
Non-recourse, secured borrowings.......    3,938.8     1,157.9           --          --           --      2,780.9
Preferred capital security.............      252.9          --           --          --           --        252.9
Lease rental expense...................      320.9        54.1         52.9        46.0         31.4        136.5
                                         ---------   ---------    ---------   ---------     --------    ---------
   Total contractual obligations.......   43,779.4    12,969.8      7,588.9     5,393.9      2,561.0     15,265.8
                                         ---------   ---------    ---------   ---------     --------    ---------
Finance receivables(1).................   40,509.3    12,048.6      4,362.2     3,717.2      2,460.6     17,920.7
Operating lease rental income..........    3,443.4     1,118.6        836.4       550.9        378.5        559.0
Finance receivables held for sale(2)...    1,435.9     1,435.9           --          --           --           --
Cash -- current balance.................   2,231.7     2,231.7           --          --           --           --
Retained interest in securitizations
   and other investments...............    1,122.0       819.8        124.2        42.9         98.2         36.9
                                         ---------   ---------    ---------   ---------     --------    ---------
   Total projected cash receipts.......   48,742.3    17,654.6      5,322.8     4,311.0      2,937.3     18,516.6
                                         ---------   ---------    ---------   ---------     --------    ---------
Net projected cash inflow (outflow)....  $ 4,962.9   $ 4,684.8    $(2,266.1)  $(1,082.9)    $  376.3    $ 3,250.8
                                         =========   =========    =========   =========     ========    =========

--------------------------------------------------------------------------------
(1) Based upon contractual cash flows; actual amounts could differ due to prepayments, extensions of credit, charge-offs and other factors.

(2) Based upon management's intent to sell rather than the contractual maturities of underlying assets.

(3) Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.

                                                            Commitment Expiration by June 30,
                                         -----------------------------------------------------------------------
                                            Total       2006         2007        2008          2009       2010+
                                         ---------    --------     --------    --------       ------    --------
Credit extensions(1)...................  $ 9,337.1    $1,725.2     $  870.6    $  880.4       $912.6    $4,948.3
Aircraft purchases.....................    1,560.0       794.0        640.0       126.0           --          --
Letters of credit......................    1,200.6     1,156.9         28.2         0.2         13.1         2.2
Sale-leaseback payments................      472.4        10.0         31.0        31.1         31.1       369.2
Manufacturer purchase commitments......      593.1       593.1           --          --           --          --
Guarantees.............................      156.3       144.2           --        10.5          1.6          --
Acceptances............................       27.3        27.3           --          --           --          --
                                         ---------    --------     --------    --------       ------    --------
   Total contractual commitments.......  $13,346.8    $4,450.7     $1,569.8    $1,048.2       $958.4    $5,319.7
                                         =========    ========     ========    ========       ======    ========

--------------------------------------------------------------------------------
(1) Excludes amounts related to a third-party vendor program that are cancellable at any time or for any reason by the Company. See Note 10 for additional explanation.

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

      During the quarter ended March 31, 2005, we recorded a charge relating to third-party servicing errors. During the quarter ended June 30, 2005, we received and reviewed the servicer's internal control enhancements and remediation plan. The servicer's remediation plan included improved reconciliation procedures and additional systems change controls. We are continuing to implement enhancements to our analytical review controls with respect to information provided to us by the servicer.

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

                                                                                       June 30,    December 31,
                                                                                         2005          2004
                                                                                       --------    ------------
Securitized Assets:

   Specialty Finance -- commercial................................................     $3,797.2      $4,165.5
   Specialty Finance -- home lending..............................................      1,027.6       1,228.7
   Equipment Finance..............................................................      2,581.1       2,915.5
   Corporate Finance..............................................................         54.0            --
                                                                                       --------      --------
     Total securitized assets.....................................................     $7,459.9      $8,309.7
                                                                                       ========      ========
   Securitized assets as a % of managed assets....................................         12.8%         15.5%
                                                                                       ========      ========


                                                           Quarters Ended June 30,    Six Months Ended June 30,
                                                           -----------------------    -------------------------
                                                             2005           2004         2005          2004
                                                           --------        ------      --------      --------
Volume Securitized:

   Specialty Finance -- commercial.....................    $  787.2        $475.5      $1,462.3      $1,438.8
   Equipment Finance...................................       265.5         371.7         519.4         644.8
                                                           --------        ------      --------      --------
     Total volume securitized..........................    $1,052.7        $847.2      $1,981.7      $2,083.6
                                                           ========        ======      ========      ========


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

      Our retained interests had a carrying value at June 30, 2005 of $1.1 billion. Retained interests are subject to credit and prepayment risk. As of June 30, 2005, approximately 50% of our outstanding securitization pool balances are in conduit structures. These assets are subject to the same credit granting and monitoring processes which are described in the "Credit Risk Management" section.

      The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2005 were as follows:

                                                                                         Commercial Equipment
                                                                                       -----------------------
                                                                                       Specialty     Equipment
                                                                                        Finance       Finance
                                                                                       ---------     ---------
Weighted average prepayment speed.................................................      43.28%        12.32%
Weighted average expected credit losses...........................................       0.50%         0.70%
Weighted average discount rate....................................................       7.77%         9.00%
Weighted average life (in years)..................................................       1.28          2.10

      The key assumptions used in measuring the fair value of retained interests in securitized assets at June 30, 2005 were as follows:

                                                            Commercial Equipment     Home Lending
                                                           -----------------------        and      Recreational
                                                           Specialty     Equipment   Manufactured    Vehicles
                                                            Finance      Finance(1)     Housing      and Boat
                                                           ---------     ----------  ------------    --------
Weighted average prepayment speed......................       18.7%         11.7%        25.8%         21.5%
Weighted average expected credit losses................       0.97%         1.28%        1.52%         1.35%
Weighted average discount rate.........................       7.92%         9.45%       13.09%        15.00%
Weighted average life (in years).......................       1.15          1.37         3.10          2.66

--------------------------------------------------------------------------------
(1)   Includes retained interests transferred to Corporate Finance during 2005.

      The education lending business, which was acquired in February 2005, is funded largely with securitization structures that do not meet the accounting requirements for sales treatment, and are therefore accounted for as secured borrowings. Accordingly, the related receivables, restricted cash and debt are "on balance sheet," and there are no gains on sale or retained interests in securitizations related to these transactions. See disclosure in Item 1. Consolidated Financial Statements, Note 1 -- Summary of Significant Accounting Policies.

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

Capitalization

      The following table presents information regarding our capital structure ($ in millions):

                                                                                                 June 30,     December 31,
                                                                                                   2005          2004
                                                                                                 ---------    ------------
Commercial paper and term debt...........................................................        $43,205.6     $37,471.0
                                                                                                 ---------     ---------
Preferred capital securities.............................................................            252.9         253.8
Stockholders' equity(1)..................................................................          6,413.7       6,073.7
Goodwill and other intangible assets.....................................................           (903.1)       (596.5)
                                                                                                 ---------     ---------
  Total tangible stockholders' equity and preferred capital securities...................          5,763.5       5,731.0
                                                                                                 ---------     ---------
Total tangible capitalization............................................................        $48,969.1     $43,202.0
                                                                                                 =========     =========
Tangible stockholders' equity(1) and Preferred Capital Securities to managed assets .....             9.92%        10.72%

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

      The education lending acquisition in Specialty Finance -- consumer and a factoring purchase in Commercial Services drove the increase in goodwill and acquired intangibles from December 2004.

      The preferred capital securities are 7.7% Preferred Capital Securities issued in 1997 by CIT Capital Trust I, a wholly-owned subsidiary. CIT Capital Trust I invested the proceeds of that issue in Junior Subordinated Debentures of CIT having identical rates and payment dates. Preferred capital securities are included in tangible equity in our leverage ratios. See "Non-GAAP Financial Measurements" for additional information.

      See "Liquidity Risk Management and Capital Resources" for discussion of risks impacting our liquidity and capitalization.

Critical Accounting Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We consider accounting estimates relating to the following to be critical in applying our accounting policies:

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

Statistical Data

      The following table presents components of net income as a percentage of AEA, along with other selected financial data ($ in millions):

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                        2005           2004
                                                                                      ---------     ---------
Finance income....................................................................         9.28%         9.64%
Interest expense..................................................................         3.75%         3.19%
                                                                                      ---------     ---------
Net finance income................................................................         5.53%         6.45%
Depreciation on operating lease equipment.........................................         2.09%         2.53%
                                                                                      ---------     ---------
Net finance margin................................................................         3.44%         3.92%
Provision for credit losses.......................................................         0.40%         0.81%
                                                                                      ---------     ---------
Net finance margin after provision for credit losses..............................         3.04%         3.11%
Other revenue.....................................................................         2.26%         2.47%
Gain (loss) on venture capital investments........................................         0.05%         0.02%
                                                                                      ---------     ---------
Operating margin..................................................................         5.35%         5.60%
Salaries and general operating expenses...........................................         2.32%         2.63%
Provision for restructuring.......................................................         0.11%         0.00%
Gain on redemption of debt........................................................         0.00%         0.23%
                                                                                      ---------     ---------
Income before provision for income taxes..........................................         2.92%         3.20%
Provision for income taxes........................................................        (1.03)%       (1.25)%
Minority interest, after tax......................................................        (0.01)%        0.00%
                                                                                      ---------     ---------
  Net income......................................................................         1.88%         1.95%
                                                                                      =========     =========
Average Earning Assets............................................................    $45,870.8     $37,499.1
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

      Selected non-GAAP disclosures are presented and reconciled in the table below ($ in millions):

                                                                                      June 30,    December 31,
                                                                                        2005          2004
                                                                                      ---------     ---------
Managed assets(1):
Finance receivables...............................................................    $40,509.3     $35,048.2
Operating lease equipment, net....................................................      8,642.9       8,290.9
Finance receivables held for sale.................................................      1,435.9       1,640.8
Equity and venture capital investments (included in other assets).................         31.6         181.0
                                                                                      ---------     ---------
Total financing and leasing portfolio assets......................................     50,619.7      45,160.9
Securitized assets................................................................      7,459.9       8,309.7
                                                                                      ---------     ---------
   Managed assets.................................................................    $58,079.6     $53,470.6
                                                                                      =========     =========
Earning assets(2):

Total financing and leasing portfolio assets......................................    $50,619.7     $45,160.9
Credit balances of factoring clients..............................................     (3,649.2)     (3,847.3)
                                                                                      ---------     ---------
   Earning assets.................................................................    $46,970.5     $41,313.6
                                                                                      =========     =========
Tangible equity(3):

Total equity......................................................................    $ 6,401.2     $ 6,055.1
Other comprehensive loss relating to derivative financial instruments.............         29.5          27.1
Unrealized gain on securitization investments.....................................        (17.0)         (8.5)
Goodwill and intangible assets....................................................       (903.1)       (596.5)
                                                                                      ---------     ---------
Tangible common equity............................................................      5,510.6       5,477.2
Preferred capital securities......................................................        252.9         253.8
                                                                                      ---------     ---------
   Tangible equity................................................................    $ 5,763.5     $ 5,731.0
                                                                                      =========     =========
Debt, net of overnight deposits(4):
Total debt........................................................................    $43,458.5     $37,724.8
Overnight deposits................................................................     (1,149.2)     (1,507.3)
Preferred capital securities......................................................       (252.9)       (253.8)
                                                                                      ---------     ---------
   Debt, net of overnight deposits................................................    $42,056.4     $35,963.7
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

Item 4. Controls and Procedures

      As previously disclosed, management has determined that the lack of a control capability to reconcile the difference between the tax basis and book basis of each component of the Company's balance sheet with the deferred tax asset and liability accounts constitutes a material weakness. Management has performed alternative analyses and reconciliations of the income tax balance sheet and income statement accounts and based thereon believes that the income tax provision is appropriate and that the remediation will not result in a material adjustment to the Company's reported balance sheet or net income.

      In connection with the June 2001 acquisition by Tyco, our income tax compliance, reporting and planning function was transferred to Tyco. This caused a lapse in maintaining, developing and implementing changes to various income tax financial reporting processes that are currently required. Following our 2002 IPO, we classified our tax reporting as a "reportable condition", as defined by standards established by the American Institute of Certified Public Accountants. As previously reported, we have made substantial progress with respect to the reportable condition by hiring and training personnel, rebuilding tax reporting systems, preparing amendments to prior U.S. Federal income tax returns, and implementing processes and controls with respect to income tax reporting and compliance. We continued to develop the processes and controls to complete an analysis of our income tax asset and liability accounts, including the refinement of, and reconciliation to transactional-level detail of, book to tax differences. During the quarter ended June 30, 2005, we continued developing the transactional-level reconciliations of book to tax differences of our business units and legal entities, which in turn validated our current methodology in connection with remediating the material weakness.

      We are completing the transactional-level reconciliations, as well as the computations of other tax basis balance sheet assets and liabilities, including the net operating loss carryforward. Accordingly, as of the end of the period covered by this report, we have not fully remediated the material weakness in the Company's internal control over income tax deferred assets and liabilities but anticipate a resolution during 2005.

      Other than the changes discussed above, there have been no changes to the Company's internal controls over financial reporting that occurred since the beginning of the Company's second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NorVergence Related Litigation

      On September 9, 2004, Exquisite Caterers Inc., et al. v. Popular Leasing Inc., et al. ("Exquisite Caterers"), a putative national class action, was filed against 13 financial institutions, including CIT, which had acquired equipment leases ("NorVergence Leases") from NorVergence, Inc., a reseller of telecommunications and Internet services to businesses. The Exquisite Caterers lawsuit is now pending in the Superior Court of New Jersey, Monmouth County. Exquisite Caterers has alleged that NorVergence misrepresented the capabilities of the equipment leased to its customers and overcharged for the equipment. The complaint asserts that the NorVergence Leases are unenforceable and seeks rescission, punitive damages, treble damages and attorneys' fees. In addition, putative class action suits in Florida, Illinois, New York and Texas and several individual suits, all based upon the same core allegations and seeking the same relief, were filed by NorVergence customers against CIT and other financial institutions. On June 16, 2005, the Court in Exquisite Caterers denied the plaintiffs' motion for class certification. Plaintiffs filed a motion for reconsideration of the Court's denial. Thereafter, the putative class action suits in Florida and New York and one of the putative class action suits in Illinois were dismissed as to CIT, leaving pending putative class action suits in Illinois and Texas.

      On July 14, 2004, the U.S. Bankruptcy Court ordered the liquidation of NorVergence under Chapter 7 of the Bankruptcy Code. Thereafter, the Attorneys General of several states commenced investigations of NorVergence and the financial institutions, including CIT, that purchased NorVergence Leases. CIT has entered into settlement agreements with all of those Attorneys General except for California and Texas. Under those settlements, lessees will have an opportunity to resolve all claims by and against CIT by paying a percentage of the remaining balance on their lease. CIT has also produced documents related to NorVergence at the request of the Federal Trade Commission ("FTC"). No further action by the FTC against CIT is expected. In addition, on February 15, 2005, CIT was served with a subpoena seeking the production of documents in a grand jury proceeding being conducted by the U.S. Attorney for the Southern District of New York in connection with an investigation of transactions related to NorVergence. CIT has produced documents in response to that subpoena.

Other Litigation

      In addition, there are various legal proceedings that have been brought against CIT in the ordinary course of business. While the outcomes of the NorVergence related litigation and the ordinary course legal proceedings, and the related activities, are not certain, based on present assessments, management does not believe that they will have a material adverse effect on the financial condition of CIT.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table details the repurchase activity of CIT common stock during the June 30, 2005 quarter:

                                                                         Total Number of      Maximum Number
                                             Total         Average      Shares Purchased    of Shares that May
                                           Number of        Price      as Part of Publicly   Yet be Purchased
                                            Shares          Paid         Announced Plans      Under the Plans
                                           Purchased      Per Share        or Programs          or Programs
                                          -----------    -----------  --------------------  ------------------
Balance at March 31, 2005 ............     1,348,391       $39.51                                  931,000
                                          ----------
   April 1 - 30, 2005 ................       630,000       $38.99            630,000             5,301,000(2)
   May 1 - 31, 2005 ..................       630,000       $40.78            630,000             4,671,000
   June 1 - 30, 2005 .................       765,100       $42.23            765,100             3,905,900
                                          ----------
   Total Purchases ...................     2,025,100
                                          ----------
Reissuances(1)........................    (1,164,686)
                                          ----------
Balance at June 30, 2005..............     2,208,805
                                          ==========

----------
(1) Includes the issuance of common stock held in treasury upon exercise of stock options, payment of employee stock purchase plan obligations and the vesting of restricted stock.

(2) Reflects the repurchase program for up to an additional 5 million shares to be used for employee stock purchase plans and general corporate purposes that was approved by the Company's Board of Directors on April 18, 2005.

      In connection with a share repurchase program authorized by the Company's Board of Directors, on July 19, 2005, the Company entered into an agreement with Goldman, Sachs & Co. ("Goldman Sachs") to purchase shares of the Company's common stock for an aggregate purchase price of $500 million under an accelerated stock buyback program. The buyback agreement provides for the upfront delivery of $500 million to Goldman Sachs and the initial delivery of shares to CIT, followed by the potential delivery of additional shares depending upon the price of CIT common stock during the term of the program. Additional shares may be delivered to CIT at two subsequent dates, during the third quarter when minimum and maximum number of shares will be set and in the fourth quarter at the end of the program. Repurchased shares delivered to CIT will be held in treasury.

      The number of additional shares the Company may receive over the remaining term of the agreement, which expires during December 2005, will generally be based upon the volume-weighted average price of the Company's common stock during the term of the program. However, as part of the agreement, minimum and maximum share prices will be set, which will serve to determine the number of shares to be received. The minimum and maximum share prices will be established based upon the volume-weighted average price during a period that began on July 25, 2005, and will be completed during the third quarter of 2005. The Company expects that the program will be completed in December 2005, although in certain circumstances the completion date may be accelerated or extended.

      In connection with the program, the Company expects that Goldman Sachs will purchase shares of the Company's common stock in the open market over time. Also in conjunction with the program, Goldman Sachs may sell CIT shares in the open market over time. These activities undertaken by Goldman Sachs are expected to increase the amount of short interest in the Company's stock, but will be reversed over the course of the agreement term.

      On July 28, 2005, the Company delivered $500 million to Goldman Sachs and received the initial delivery of approximately 8.2 million shares, while retaining the right to receive additional shares as explained above. The 8.2 million shares represents 80% of the minimum expected share delivery based upon preliminary pricing. In no event, will CIT receive less than the 8.2 million shares.

      On July 26, 2005, the Company issued $500 million aggregate amount of Series A and Series B preferred equity securities. The offering was comprised of $350 million 6.35% non-cumulative fixed rate Series A preferred stock and $150 million 5.189% non-cumulative adjustable rate Series B preferred stock. Holders of the Series A preferred shares will be entitled to receive dividends as declared, at an annual rate of 6.35%. Holders of the Series B preferred shares will be entitled to receive dividends as declared, at an annual rate of 5.189% through and including September 15, 2010, and thereafter at an annual floating rate spread over a pre-specified benchmark rate. Both the Series A and Series B preferred stock are callable at par at any time after September 15, 2010. The intended use of proceeds from this offering was to fund the repurchase of our common stock in conjunction with the previously announced accelerated stock buyback program.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders was held on May 11, 2005. The following table includes individuals, comprising all of the directors of CIT, who were elected to the Board of Directors, each with the number of votes shown, to serve until the next annual meeting of stockholders, or until succeeded by another qualified director who has been elected, along with all other proposals and vote tallies:

Proposal                                                 Votes           Votes
  No.         Description              Votes For        Withheld        Abstain
-------- ----------------------       -----------      -----------     --------
   1     Election of Directors:
         GARY C. BUTLER               109,977,954      81,012,782         --
         WILLIAM A. FARLINGER         189,603,008       1,387,728         --
         WILLIAM M. FREEMAN           177,238,830      13,751,906         --
         HON. THOMAS H. KEAN          175,048,156      15,942,580         --

Proposal                                                 Votes           Votes
  No.         Description              Votes For        Withheld        Abstain
-------- ----------------------       -----------     -------------   ----------
         MARIANNE MILLER PARRS        189,657,686        1,333,050           --
         JEFFREY M. PEEK              185,436,076        5,554,660           --
         TIMOTHY M. RING              177,268,799       13,721,937           --
         JOHN R. RYAN                 189,657,558        1,333,178           --
         PETER J. TOBIN               189,646,864        1,343,872           --
         LOIS M. VAN DEUSEN           189,661,021        1,329,715           --
   2     Ratification of Independent
         Accountants                  189,704,057          293,217       993,462
   3     Other business                74,707,328      103,710,158    12,573,250

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS

      (a)   Exhibits

            3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

            3.2 Amended and Restated By-laws of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

            3.3 Certificate of Designations relating to the Company's 6.350% Non-Cummulative Preferred Stock Series A (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29,
                  2005).

            3.4 Certificate of Designations relating to the Company's Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29,
                  2005).

            4.1 Indenture dated as of August 26, 2002 by and among CIT Group Inc., Bank One Trust Company, N.A., as Trustee and Bank One NA, London Branch, as London Paying Agent and London
                  Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

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

            10.1* Master  Confirmation  Agreement  and the related  Supplemental
                  Confirmation dated as of July 19, 2005 between Goldman, Sachs and Co. and CIT Group Inc. relating to CIT's accelerated stock repurchase program.

            12.1 CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

            31.1 Certification of Jeffrey M. Peek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Joseph M. Leone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Portions of this exhibit have been redacted and are subject of a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934 as amended.

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

August 5, 2005