Form 10-Q
period 2005-09-30
CIT GROUP INC
filed 2005-11-04
CIK 1171825

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

                For the quarterly period ended September 30, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [X] No [_]

      Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Yes [_] No [X]

      As of October 28, 2005, there were 199,775,814 shares of the Registrant's common stock outstanding.

================================================================================

                         CIT GROUP INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

                         Part I--Financial Information:

Item 1. Consolidated Financial Statements................................    1
        Consolidated Balance Sheets (Unaudited)..........................    1
        Consolidated Statements of Income (Unaudited)....................    2
        Consolidated Statement of Stockholders' Equity (Unaudited).......    3
        Consolidated Statements of Cash Flows (Unaudited)................    4
        Notes to Consolidated Financial Statements (Unaudited)...........  5-21
Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations and
Item 3. Quantitative and Qualitative Disclosure about Market Risk........  22-48
Item 4. Controls and Procedures..........................................   49

                           Part II--Other Information:

Item 1. Legal Proceedings................................................   50
Item 2. Unregistered Sales of Equity Securities and
          Use of Proceeds................................................   50
Item 3. Default Upon Senior Securities...................................   51
Item 4. Submission of Matters to a Vote of Security Holders..............   51
Item 5. Other Information................................................   51
Item 6. Exhibits.........................................................   52

Signatures ..............................................................   53

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         CIT GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                      ($ in millions -- except share data)

                                                                  September 30,   December 31,
                                                                      2005            2004
                                                                  -------------   ------------
                                            ASSETS
Financing and leasing assets:
   Finance receivables ........................................    $  38,290.5   $  35,048.2
   Student lending receivables pledged ........................        4,396.1            --
   Reserve for credit losses ..................................         (652.8)       (617.2)
                                                                   -----------   -----------
   Net finance receivables ....................................       42,033.8      34,431.0
   Operating lease equipment, net .............................        9,184.4       8,290.9
   Financing and leasing assets held for sale .................        1,848.4       1,640.8
Cash and cash equivalents, including $347.3 and $0.0 restricted        1,935.4       2,210.2
Retained interest in securitizations and other investments ....        1,180.9       1,228.2
Goodwill and intangible assets, net ...........................        1,003.8         596.5
Other assets ..................................................        2,964.9       2,713.7
                                                                   -----------   -----------
Total Assets ..................................................    $  60,151.6   $  51,111.3
                                                                   ===========   ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
   Commercial paper ...........................................    $   5,185.1   $   4,210.9
   Variable-rate senior unsecured notes .......................       14,318.1      11,545.0
   Fixed-rate senior unsecured notes ..........................       21,473.3      21,715.1
   Non-recourse, secured borrowings -- student lending ........        3,737.7            --
   Preferred capital securities ...............................          252.5         253.8
                                                                   -----------   -----------
Total debt ....................................................       44,966.7      37,724.8
Credit balances of factoring clients ..........................        4,267.1       3,847.3
Accrued liabilities and payables ..............................        4,293.7       3,443.7
                                                                   -----------   -----------
   Total Liabilities ..........................................       53,527.5      45,015.8
Commitments and Contingencies (Note 10)
Minority interest .............................................           49.8          40.4
Stockholders' Equity:
   Preferred stock: $0.01 par value, 100,000,000 authorized,
     Issued and outstanding:
       Series A 14,000,000 with a liquidation preference
         of $25 per share .....................................          350.0            --
       Series B 1,500,000 with a liquidation preference
         of $100 per share ....................................          150.0            --
   Common stock: $0.01 par value, 600,000,000 authorized,
     Issued: 212,284,056 and 212,112,203 ......................            2.1           2.1
     Outstanding: 200,268,812 and 210,440,170
   Paid-in capital, net of deferred compensation of $54.4
     and $39.3 ................................................       10,598.7      10,674.3
   Accumulated deficit ........................................       (3,943.2)     (4,499.1)
   Accumulated other comprehensive loss .......................          (50.6)        (58.4)
Less: treasury stock, 12,015,244 and 1,672,033 shares, at cost          (532.7)        (63.8)
                                                                   -----------   -----------
Total Common Stockholders' Equity .............................        6,074.3       6,055.1
                                                                   -----------   -----------
   Total Stockholders' Equity .................................        6,574.3       6,055.1
                                                                   -----------   -----------
Total Liabilities and Stockholders' Equity ....................    $  60,151.6   $  51,111.3
                                                                   ===========   ===========

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    ($ in millions -- except per share data)

                                                                         Quarters Ended            Nine Months Ended
                                                                          September 30,               September 30,
                                                                     ----------------------      ----------------------
                                                                       2005          2004          2005          2004
                                                                     --------      --------      --------      --------
Finance income .................................................     $1,153.7      $  957.0      $3,282.4      $2,762.8
Interest expense ...............................................        495.4         315.4       1,356.3         913.4
                                                                     --------      --------      --------      --------
Net finance income .............................................        658.3         641.6       1,926.1       1,849.4
Depreciation on operating lease equipment ......................        242.6         248.2         721.4         721.9
                                                                     --------      --------      --------      --------
Net finance margin .............................................        415.7         393.4       1,204.7       1,127.5
Provision for credit losses ....................................         69.9          60.2         162.4         211.5
                                                                     --------      --------      --------      --------
Net finance margin after provision for credit losses ...........        345.8         333.2       1,042.3         916.0
Other revenue ..................................................        253.8         216.7         784.2         684.3
                                                                     --------      --------      --------      --------
Operating margin ...............................................        599.6         549.9       1,826.5       1,600.3
Salaries and general operating expenses ........................        281.1         248.1         813.9         740.5
Provision for restructuring ....................................           --            --          25.2            --
Gain on redemption of debt .....................................           --            --            --          41.8
                                                                     --------      --------      --------      --------
Income before provision for income taxes .......................        318.5         301.8         987.4         901.6
Provision for income taxes .....................................        (93.0)       (117.7)       (328.8)       (351.6)
Minority interest, after tax ...................................         (0.8)         (0.2)         (2.8)         (0.2)
                                                                     --------      --------      --------      --------
Net income before preferred stock dividends ....................        224.7         183.9         655.8         549.8
Preferred stock dividends ......................................         (5.2)           --          (5.2)           --
                                                                     --------      --------      --------      --------
Net income available to common stockholders ....................     $  219.5      $  183.9      $  650.6      $  549.8
                                                                     ========      ========      ========      ========
Earnings per common share
Basic earnings per common share ................................     $   1.08      $   0.87      $   3.13      $   2.60
Diluted earnings per common share ..............................     $   1.06      $   0.86      $   3.06      $   2.56
Number of common shares -- basic (thousands) ...................      203,103       210,489       208,088       211,286
Number of common shares -- diluted (thousands) .................      207,952       214,179       212,580       215,116
Dividends per common share .....................................     $   0.16      $   0.13      $   0.45      $   0.39

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                                ($ in millions)

                                                                                           Accumulated
                                                                             Accumulated       Other                       Total
                                             Preferred   Common    Paid-in    (Deficit)/   Comprehensive    Treasury   Stockholders'
                                               Stock      Stock    Capital     Earnings    (Loss)/Income      Stock       Equity
                                             ---------   ------    -------   -----------   -------------    --------   -------------
December 31, 2004.......................     $   --      $  2.1    $10,674.3  $(4,499.1)       $(58.4)      $ (63.8)     $6,055.1
Net income..............................                                          650.6                                     650.6
Foreign currency translation
  adjustments ..........................                                                        (47.3)                      (47.3)
Change in fair values of derivatives
  qualifying as cash flow hedges .......                                                         42.6                        42.6
Unrealized gain on equity and
  securitization investments, net ......                                                         12.1                        12.1
Minimum pension liability
  adjustment ...........................                                                          0.4                         0.4
                                                                                                                         --------
Total comprehensive income..............                                                                                    658.4
                                                                                                                         --------
Issuance of Series A and B
  preferred stock ......................      500.0                    (10.1)                                               489.9
Cash dividends..........................                                          (94.7)                                    (94.7)
Restricted common stock grants
  amortization .........................                                32.7                                                 32.7
Shares acquired under stock
  repurchase agreement .................                               (52.3)                                (447.7)       (500.0)
Treasury stock purchased, at cost ......                                                                     (208.5)       (208.5)
Exercise of stock option awards.........                               (45.4)                                 184.1         138.7
Employee stock purchase plan
  participation .......................                                 (0.5)                                   3.2           2.7
                                             ------      ------    ---------  ---------        ------       -------      --------
September 30, 2005.....................      $500.0      $  2.1    $10,598.7  $(3,943.2)       $(50.6)      $(532.7)     $6,574.3
                                             ======      ======    =========  =========        ======       =======      ========

                 See Notes to Consolidated Financial Statements.

                        CIT GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                ($ in millions)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                      -------------------
                                                                       2005         2004
                                                                      ------       ------
Cash Flows From Operations
Net income (loss) .............................................    $    650.6   $    549.8
Adjustments to reconcile net income (loss) to net cash flows from operations:
   Depreciation and amortization ..............................         752.8        747.5
   Provision for deferred federal income taxes ................         236.8        274.2
   Provision for credit losses ................................         162.4        211.5
   Gains on equipment, receivable and investment sales ........        (125.7)      (174.3)
   Gain on debt redemption ....................................            --        (41.8)
   Decrease (increase) in finance receivables held for sale ...          91.6       (771.5)
   Decrease in other assets ...................................          27.7        133.5
   Increase (decrease) in accrued liabilities and payables ....         489.9       (258.1)
   Other ......................................................         (93.7)       (74.7)
                                                                   ----------   ----------
Net cash flows provided by operations .........................       2,192.4        596.1
                                                                   ----------   ----------
Cash Flows From Investing Activities
Loans extended ................................................     (41,169.6)   (37,978.6)
Collections on loans ..........................................      38,178.4     34,905.9
Proceeds from asset and receivable sales ......................       4,214.4      3,112.1
Purchase of finance receivable portfolios .....................      (2,817.6)    (2,027.4)
Purchases of assets to be leased ..............................      (1,687.7)      (874.3)
Net decrease in short-term factoring receivables ..............        (481.3)      (416.1)
Acquisitions, net of cash acquired ............................        (315.1)      (724.8)
Goodwill and intangibles assets acquired ......................        (423.0)      (114.1)
Other .........................................................         137.0         69.2
                                                                   ----------   ----------
Net cash flows (used for) investing activities ................      (4,364.5)    (4,048.1)
                                                                   ----------   ----------
Cash Flows From Financing Activities
Proceeds from the issuance of variable and fixed-rate notes ...       9,581.4     10,071.7
Repayments of variable and fixed-rate notes ...................      (7,818.5)    (6,549.8)
Net increase in commercial paper ..............................         974.2        322.6
Net loans extended -- pledged in conjunction with
  secured borrowings ..........................................        (782.2)          --
Issuance of preferred stock ...................................         489.9           --
Treasury stock repurchases ....................................        (521.2)          --
Cash dividends paid ...........................................         (94.7)       (83.6)
Net repayments of non-recourse leveraged lease debt ...........          81.6        (38.6)
Other .........................................................         (13.2)       (83.9)
                                                                   ----------   ----------
Net cash flows provided by financing activities ...............       1,897.3      3,638.4
                                                                   ----------   ----------
Net (decrease) increase in cash and cash equivalents ..........        (274.8)       186.4
Cash and cash equivalents, beginning of period ................       2,210.2      1,973.7
                                                                   ----------   ----------
Cash and cash equivalents, end of period ......................    $  1,935.4   $  2,160.1
                                                                   ==========   ==========
Supplementary Cash Flow Disclosure
Interest paid .................................................    $  1,185.8   $    911.7
Federal, foreign, state and local income taxes paid, net ......    $     64.0   $     74.4

                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited)

Note 1 -- Summary of Significant Accounting Policies

      CIT Group Inc., a Delaware corporation ("we," "CIT" or the "Company"), is a global commercial and consumer finance company that was founded in 1908. CIT provides financing and leasing capital for consumers and companies in a wide variety of industries, offering vendor, equipment, commercial, factoring, home lending, student lending and structured financing products as well as offering management advisory services. CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region.

      These  financial  statements  have been  prepared in  accordance  with the instructions to Form 10-Q, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States ("GAAP") and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Financial statements in this Form 10-Q have not been audited by the independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT's financial position and results of operations. Certain prior period amounts have been reclassified to conform to the current presentation.

Stock-Based Compensation

      CIT has elected to apply Accounting Principles Board Opinion 25 ("APB 25") rather than the optional provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", in accounting for its stock-based compensation plans. Under APB 25, CIT does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table presents the proforma information required by SFAS 123 as if CIT had accounted for stock options granted under the fair value method of SFAS 123, as amended ($in millions, except per share data):

                                                                     Quarters Ended        Nine Months Ended
                                                                      September 30,           September 30,
                                                                    -----------------      ------------------
                                                                     2005       2004        2005       2004
                                                                    ------     ------      ------     ------
Net income available to common stockholders, as reported.......     $219.5     $183.9      $650.6     $549.8
Stock-based compensation expense -- fair value method,
  after tax....................................................       (4.7)      (5.1)      (14.6)     (15.6)
                                                                    ------     ------      ------     ------
Proforma net income............................................     $214.8     $178.8      $636.0     $534.2
                                                                    ======     ======      ======     ======
Basic earnings per common share as reported....................     $ 1.08     $ 0.87      $ 3.13     $ 2.60
Basic earnings per common share proforma.......................     $ 1.06     $ 0.85      $ 3.06     $ 2.53
Diluted earnings per common share as reported..................     $ 1.06     $ 0.86      $ 3.06     $ 2.56
Diluted earnings per common share proforma.....................     $ 1.03     $ 0.83      $ 2.99     $ 2.48

      For the quarters ended September 30, 2005 and 2004, net income as reported includes $5.9 million and $3.4 million of after-tax compensation cost related to restricted stock awards, while the year-to-date costs were $20.0 million for 2005 and $10.9 million for 2004.

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

      In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" ("FAS 123R"). FAS 123R requires the recognition of compensation expense for all stock-based compensation plans as of the beginning of the first annual reporting period that begins after June 15, 2005. The current accounting for employee

                         CIT GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited)

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

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." On November 7, 2003, certain measurement and classification provisions of SFAS 150, relating to certain mandatorily redeemable non-controlling interests, were deferred indefinitely. The implementation of these delayed provisions, which relate primarily to minority interests associated with finite-lived entities, is not expected to have a material financial statement impact on the Company.

Note 2 -- Earnings Per Common Share

      Basic earnings per common share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the denominator and averaged approximately
15.9 million shares and 18.2 million shares for the quarters ended September 30, 2005 and 2004, and 16.3 million shares and 17.0 million shares for the nine months ended September 30, 2005 and 2004, respectively.

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented ($ in millions, except per common share amounts, which are in whole dollars; weighted-average common share balances are in thousands):

                                     Quarter Ended September 30, 2005        Quarter Ended September 30, 2004
                                   ------------------------------------    -------------------------------------
                                     Income        Shares     Per Share      Income       Shares       Per Share
                                   (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)    Amount
                                   -----------  ------------- ---------    -----------  -------------  ---------
Basic EPS:
  Income available to common
    stockholders................     $219.5        203,103      $1.08       $183.9         210,489       $0.87
Effect of Dilutive Securities:
  Restricted shares.............                       960                                     649
  Performance shares............                       893                                      --
  Stock options.................                     2,996                                   3,041
                                     ------        -------                  ------         -------
Diluted EPS.....................     $219.5        207,952      $1.06       $183.9         214,179       $0.86
                                     ======        =======                  ======         =======

                                  Nine Months Ended September 30, 2005    Nine Months Ended September 30, 2004
                                  ------------------------------------    ------------------------------------
Basic EPS:
  Income available to common
    stockholders................     $650.6        208,088      $3.13       $549.8         211,286       $2.60
Effect of Dilutive Securities:..
  Restricted shares.............                       909                                     650
  Performance shares............                       656                                      --
  Stock options.................                     2,927                                   3,180
                                     ------        -------                  ------         -------
Diluted EPS.....................     $650.6        212,580      $3.06       $549.8         215,116       $2.56
                                     ======        =======                  ======         =======

                         CIT GROUP INC. AND SUBSIDIARIES

      The average common shares outstanding for the quarter ended September 30, 2005 reflects the receipt of 10,063,467 treasury shares in conjunction with a stock buyback agreement. See Note 6 for additional information.

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

      During the second quarter of 2005, segment reporting was modified in conjunction with certain business restructuring initiatives. The former Commercial Finance segment was divided into two segments, Commercial Services (factoring) and Corporate Finance. Corporate Finance includes the former Business Credit (asset based lending), Power, Energy and Infrastructure, which was transferred from Capital Finance, and Healthcare, which was transferred from Equipment Finance. Prior period balances have been adjusted to conform to current period presentation, except for the transfer of Healthcare assets and related income data ($ in millions):

                        Specialty    Specialty                                                         Corporate
                        Finance -    Finance -    Commercial  Corporate  Equipment  Capital    Total      and
                        commercial    consumer     Services    Finance    Finance   Finance   Segments   Other     Consolidated
                        ----------   ----------   ----------  ---------  ---------  --------  -------- ----------  ------------
Quarter Ended
September 30, 2005
Net finance income ...    $   294.4  $    51.9    $   37.0    $   78.5    $   37.6  $   152.1  $   651.5  $  6.8    $   658.3
Depreciation on
  operating lease
  equipment ..........        143.0         --          --         2.9         6.7       90.0      242.6      --        242.6
Provision for credit
  losses .............         23.7        9.2         6.3        (3.2)        3.4        2.3       41.7    28.2         69.9
Other revenue ........         67.0       21.4        76.0        31.9        24.5      (75.4)     145.4   108.4        253.8
Income taxes .........        (31.7)     (10.0)      (29.3)      (29.0)      (12.9)      44.6      (68.3)  (24.7)       (93.0)
Net income ...........         74.5       16.8        48.4        46.2        22.1        5.8      213.8     5.7        219.5
Quarter Ended
September 30, 2004
Net finance income ...    $   308.8  $    34.6    $   29.9    $   63.5    $   53.0  $   130.3  $   620.1  $ 21.5    $   641.6
Depreciation on
  operating lease
  equipment ..........        157.1         --          --         1.1        12.7       77.4      248.3    (0.1)       248.2
Provision for credit
  losses .............         31.7        7.8         7.3         3.5         7.8         --       58.1     2.1         60.2
Other revenue ........         79.5        9.4        74.1        21.2        23.1        5.2      212.5     4.2        216.7
Income taxes .........        (42.9)      (8.0)      (26.9)      (22.5)      (12.1)     (11.8)    (124.2)    6.5       (117.7)
Net income (loss)  ...         69.5       12.2        42.6        32.7        20.1       27.9      205.0   (21.1)       183.9
At or for the Nine
Months Ended
September 30, 2005
Net finance income ...    $   871.8  $   143.0    $   98.7    $  224.7    $  130.6  $   421.1  $ 1,889.9  $ 36.2    $ 1,926.1
Depreciation on
  operating lease
  equipment ..........        426.5         --          --         8.6        28.5      257.9      721.5    (0.1)       721.4
Provision for credit
  losses .............         67.9       26.6        18.4         4.5        16.7        2.7      136.8    25.6        162.4
Other revenue ........        246.2       59.5       212.4        95.2        94.8      (61.5)     646.6   137.6        784.2
Income taxes .........       (122.1)     (30.5)      (77.7)      (80.3)      (47.0)      30.3     (327.3)   (1.5)      (328.8)
Net income (loss)  ...        228.7       49.2       128.3       131.3        77.6       71.3      686.4   (35.8)       650.6
Total financing and
  leasing assets .....     10,717.2   11,776.7     7,388.9     9,054.2     4,676.1   10,137.4   53,750.5      --     53,750.5
Total managed assets..     14,713.4   12,688.1     7,388.9     9,100.3     7,261.8   10,137.4   61,289.9      --     61,289.9

                         CIT GROUP INC. AND SUBSIDIARIES

                         Specialty    Specialty                                                         Corporate
                         Finance -    Finance -    Commercial  Corporate  Equipment  Capital    Total      and
                         commercial    consumer     Services    Finance    Finance   Finance   Segments   Other     Consolidated
                         ----------   ----------   ----------  ---------  ---------  --------  -------- ----------  ------------
At or for the Nine
Months Ended
September 30, 2004
Net finance income ....    $   878.7  $    90.7    $   81.2    $  200.5    $  163.9  $   363.3  $ 1,778.3  $ 71.1    $ 1,849.4
Depreciation on
  operating lease
  equipment ...........        441.6         --          --         3.2        38.0      239.2      722.0    (0.1)       721.9
Provision for credit
  losses ..............         83.2       23.8        17.3        24.5        49.6        7.6      206.0     5.5        211.5
Other revenue .........        228.3       39.6       212.0        90.1        81.2       24.3      675.5     8.8        684.3
Income taxes ..........       (100.9)     (22.1)      (76.2)      (73.6)      (33.7)     (27.2)    (333.7)  (17.9)      (351.6)
Net income (loss)  ....        204.0       33.9       118.9       110.9        55.5       63.6      586.8   (37.0)       549.8
Total financing and
  leasing assets ......     11,289.1    4,427.7     6,764.0     6,628.2     6,844.6    8,465.6   44,419.2      --     44,419.2
Total managed assets ..     15,006.7    5,780.3     6,764.0     6,628.2     9,769.3    8,465.6   52,414.1      --     52,414.1

      Corporate and Other results for the quarter ended September 30, 2005 include a reserve for credit losses of $34.6 million and a $6.8 million pretax securitization retained interest impairment charge relating to estimated Hurricanes Katrina and Rita losses. These amounts reflect management's best estimate of loss as of September 30, 2005 based on available, relevant information. Total business segment owned and securitized receivables in the three most impacted states (Louisiana, Alabama and Mississippi) as of September 30, 2005 were approximately $925 million and $200 million. Of these amounts, exposure to commercial and consumer customers located in the Federal Emergency Management Agency ("FEMA") designated disaster areas and other areas that management determined were significantly impacted were approximately $600 million and $50 million respectively, including approximately $250 million in the FEMA designated disaster areas relating principally to equipment and vendor finance assets and home mortgages. For commercial loans, management performed a loan-by-loan assessment of estimated loss. For the equipment and vendor assets and home mortgages in the FEMA designated disaster areas, management performed an analysis of exposure by zip code, including flood versus non-flood designated locations, supplemented with a range of corresponding estimated damage assessments. This estimate of loss involves considerable judgment and assumptions about uncertain matters, including the existence of insurance in force with respect to damages incurred, insurance claims and proceeds and the extent of property damage. Management will continue to assess the financial impact of the hurricanes as more information becomes available.

      During the quarter ended September 30, 2005, management initiated actions to sell $190 million of older, out-of-production aircraft and $125 million in manufactured housing receivables. These assets were reclassified to Financing and Leasing Assets Held for Sale and marked to estimated fair value, which resulted in pretax losses recorded in other revenue during the quarter ended September 30, 2005 of $86.6 million in Capital Finance related to aircraft and $20.0 million in Specialty Finance - commercial related to the manufactured housing receivables. The estimated fair values were developed from relevant market information, including third party sales for similar equipment, published appraisal data and other relevant market place data.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 4 -- Concentrations

      The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets ($ in millions):

                                                      September 30, 2005      December 31, 2004
                                                      Amount     Percent      Amount    Percent
                                                      ------------------      -----------------
Geographic
North America:
West ............................................     $10,292.4    19.1%     $ 8,595.3    19.0%
Northeast .......................................      10,246.2    19.1%       8,463.4    18.7%
Midwest .........................................       8,954.6    16.7%       6,907.0    15.3%
Southeast .......................................       7,626.0    14.2%       6,283.3    14.0%
Southwest .......................................       5,630.9    10.5%       4,848.3    10.7%
Canada ..........................................       2,968.2     5.5%       2,483.4     5.5%
                                                      ---------   -----      ---------   -----
Total North America .............................      45,718.3    85.1%      37,580.7    83.2%
Other foreign ...................................       8,032.2    14.9%       7,580.2    16.8%
                                                      ---------   -----      ---------   -----
Total ...........................................     $53,750.5   100.0%     $45,160.9   100.0%
                                                      =========   =====      =========   =====
Industry
Manufacturing(1)(7) .............................     $ 7,497.6    13.9%     $ 6,932.0    15.4%
Retail(2) .......................................       7,052.2    13.1%       5,859.4    13.0%
Consumer based lending -- home lending ..........       6,886.4    12.8%       5,069.8    11.2%
Commercial airlines (including regional airlines)       5,998.4    11.2%       5,512.4    12.2%
Consumer based lending -- student lending .......       4,552.4     8.5%            --       --
Service industries ..............................       3,000.6     5.6%       2,854.5     6.3%
Transportation(3) ...............................       2,664.8     5.0%       2,969.6     6.6%
Consumer based lending -- non-real estate(4) ....       2,120.0     3.9%       2,480.1     5.5%
Wholesaling .....................................       1,877.3     3.5%       1,727.5     3.8%
Healthcare services .............................       1,782.9     3.3%         992.5     2.2%
Construction equipment ..........................       1,437.1     2.7%       1,603.1     3.5%
Communications(5) ...............................       1,216.1     2.3%       1,292.1     2.9%
Other (no industry greater than 2.2%)(6)(7) .....       7,664.7    14.2%       7,867.9    17.4%
                                                      ---------   -----      ---------   -----
Total ...........................................     $53,750.5   100.0%     $45,160.9   100.0%
                                                      =========   =====      =========   =====

--------------------------------------------------------------------------------
(1) Includes manufacturers of apparel (2.8%), followed by food and kindred products, chemical and allied products, textiles, transportation equipment, industrial machinery and equipment, and other industries.

(2)   Includes retailers of apparel (5.7%) and general merchandise (4.1%).

(3) Includes rail (3.6%), followed by over-the-road trucking, shipping, bus and business aircraft.

(4) Includes receivables from consumers in the Specialty Finance-commercial segment for products in various industries such as computers and related equipment and the remaining manufactured housing portfolio.

(5) Includes $297.9 million and $335.2 million of equipment financed for the telecommunications industry at September 30, 2005 and December 31, 2004, respectively, but excludes telecommunications equipment financed for other industries.

(6) The largest concentration included in "Other" is the energy, power and utilities sectors, which totaled $1.1 billion, or 2.1% of total financing and leasing assets at September 30, 2005. This amount includes approximately $696.2 million in project financing and $359.0 million in rail cars on lease.

(7) Total exposure to manufacturers of automobiles and related suppliers included in Manufacturing and Other was less than 1% of total financing and leasing assets at September 30, 2005.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 5 -- Retained Interests in Securitizations and Other Investments

      The following table details the components of retained interests in securitizations and other investments ($ in millions):

                                                                  September 30,  December 31,
                                                                       2005         2004
                                                                  -------------  ------------
Retained interests in commercial loans:
   Retained subordinated securities ...........................    $     402.3   $     446.2
   Interest-only strips .......................................          390.0         292.4
   Cash reserve accounts ......................................          291.0         323.4
                                                                   -----------   -----------
   Total retained interests in commercial loans ...............        1,083.3       1,062.0
                                                                   -----------   -----------
Retained interests in consumer loans:(1)
   Retained subordinated securities ...........................           56.3          76.6
   Interest-only strips .......................................            4.8          17.0
   Cash reserve accounts ......................................             --            --
                                                                   -----------   -----------
   Total retained interests in consumer loans .................           61.1          93.6
                                                                   -----------   -----------
Total retained interests in securitizations ...................        1,144.4       1,155.6
Aerospace equipment trust certificates and other(2) ...........           36.5          72.6
                                                                   -----------   -----------
   Total ......................................................    $   1,180.9   $   1,228.2
                                                                   ===========   ===========

--------------------------------------------------------------------------------
(1)   Comprised of amounts related to home lending receivables securitized.

(2) At December 31, 2004 other includes a $4.7 million investment in common stock received as part of a loan work-out of an aerospace account.

Note 6 -- Stockholders' Equity

Treasury Stock

      Pursuant to authorization by the Company's Board of Directors, on July 19, 2005, the Company entered into an agreement to purchase shares of the Company's common stock for an aggregate purchase price of $500 million under an accelerated stock buyback program.

      On July 28, 2005, the Company paid $500 million and received an initial delivery of 8,232,655 shares. On August 12, 2005, the Company received an additional 1,830,812 shares under the program. CIT retains the right to receive up to a maximum of 1,232,261 additional shares at the conclusion of the program in the fourth quarter of 2005. The actual amount received will depend on CIT's common stock price during the remaining term of the repurchase agreement. Repurchased shares delivered to CIT are held in treasury.

Preferred Stock

      On July 26, 2005, the Company issued $500 million aggregate amount of Series A and Series B preferred equity securities. The proceeds from this offering were used to fund the repurchase of our common stock in conjunction with the accelerated stock buyback program. The key terms of the issuances are as follows:

                             Series A                                 Series B
-----------------------------------------------------------------------------------------------------
Securities issued            Stated value of $350  million,           Stated value of $150  million,
                             comprised of 14 million shares           comprised   of   1.5   million
                             of 6.35%  non-cumulative fixed           shares        of        5.189%
                             rate  preferred  stock,  $0.01           non-cumulative adjustable rate
                             par  value per  share,  with a           preferred  stock,   $0.01  par
                             liquidation value of $25.                value   per   share,   with  a
                                                                      liquidation value of $100.
-----------------------------------------------------------------------------------------------------

                         CIT GROUP INC. AND SUBSIDIARIES

                             Series A                                 Series B
-----------------------------------------------------------------------------------------------------
Dividends                    Annual  fixed-rate  of  6.35%,           Annual  fixed-rate  of 5.189%,
                             paid  quarterly,  when  and if           paid  quarterly,  when  and if
                             declared   by  the   Board  of           declared   by  the   Board  of
                             Directors.    Dividends    are           Directors,  through  September
                             non-cumulative.                          15, 2010, and thereafter at an
                                                                      annual  floating  rate  spread
                                                                      over a pre-specified benchmark
                                                                      rate.       Dividends      are
                                                                      non-cumulative.
-----------------------------------------------------------------------------------------------------
Redemption / maturity        No stated  maturity  date. Not           No stated  maturity  date. Not
                             redeemable  prior to September           redeemable  prior to September
                             15,      2010.      Redeemable           15,      2010.      Redeemable
                             thereafter at $25 per share at           thereafter  at $100 per  share
                             the option of CIT.                       at the option of CIT.
-----------------------------------------------------------------------------------------------------
Voting rights                No voting rights.                        No voting rights.
-----------------------------------------------------------------------------------------------------

Accumulated Other Comprehensive Loss

      The  following   table  details  the  components  of   accumulated   other
comprehensive (loss) / income, net of tax ($ in millions):

                                                     September 30,  December 31,
                                                         2005          2004
                                                     -------------  ------------
Changes in fair values of derivatives
  qualifying as cash flow hedges ..................    $  15.5      $ (27.1)
Foreign currency translation adjustments ..........      (84.5)       (37.2)
Minimum pension liability adjustments .............       (2.3)        (2.7)
Unrealized gain on equity and securitization
  investments .....................................       20.7          8.6
                                                       -------      -------
Total accumulated other comprehensive loss ........    $ (50.6)     $ (58.4)
                                                       =======      =======

      The changes in fair values of derivatives qualifying as cash flow hedges related to variations in market interest rates during the quarter, as these derivatives hedge the interest rate variability associated with an equivalent amount of variable-rate debt, including commercial paper. See Note 7 for additional information.

      During the nine months ended September 30, 2005, $47.5 million in foreign currency translation losses were reclassified to the foreign currency translation component of equity from other assets and liabilities, representing translation adjustments, net of hedging activity, relating to the company's investments in foreign operations. This reclassification followed the completion of enhancements in internal controls, including additional proof and control procedures, with respect to foreign currency accounting.

      Total comprehensive income was $198.5 million and $220.9 million for the quarters ended September 30, 2005 and 2004 and $658.4 million and $610.3 million for the nine months ended September 30, 2005 and 2004.

Note 7 -- Derivative Financial Instruments

      As part of managing exposure to interest rate, foreign currency, and, in limited instances, credit risk, CIT, as an end-user, enters into various derivative transactions, all of which are transacted in over-the-counter markets with other financial institutions. Derivatives are utilized to hedge exposures and not for speculative purposes. To ensure both appropriate use as a hedge and to achieve hedge accounting treatment, whenever possible, derivatives entered into are designated according to a hedge objective against a specific liability, forecasted transaction or, in limited instances, assets. The critical terms of the derivatives, including notional amounts, rates, indices, and maturities, match the related terms of the underlying hedged items.

      CIT utilizes interest rate swaps, whereby a fixed rate of interest is paid and a variable rate of interest is received by the Company. These swaps hedge the cash flow variability associated with forecasted issuances of

                         CIT GROUP INC. AND SUBSIDIARIES
commercial paper and specific variable-rate debt instruments. These interest rate swaps are designated as cash flow hedges and changes in fair value of these swaps, to the extent they are effective as a hedge, are recorded in other comprehensive income. Amounts related to hedges to the extent ineffective are recorded in interest expense.

      CIT also utilizes interest rate swaps whereby a variable rate of interest is paid and a fixed rate of interest is received by the Company. These swaps primarily hedge specific fixed-rate debt instruments and are designated as fair value hedges. Changes in fair value of these swaps are effectively recorded as an adjustment to the carrying value of the hedged item, as the offsetting changes in fair value of the swaps and the hedged items are recorded in earnings. A limited number of these swaps hedge the cash flow variability associated with specific variable rate assets and are classified as cash flow hedges.

      The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as hedges of future cash flows are presented in the following table ($ in millions):

                                                               Fair Value                      Total
                                                              Adjustments     Income Tax    Unrealized
                                                             of Derivatives     Effects     Gain (Loss)
                                                             --------------   -----------   -----------
Balance at December 31, 2004 -- unrealized loss ..........      ($ 41.3)        $  14.2       ($27.1)
Changes in values of derivatives qualifying as cash
  flow hedges ............................................         69.8           (27.2)        42.6
                                                                -------         -------      -------
Balance at September 30, 2005 -- unrealized gain .........      $  28.5         ($ 13.0)     $  15.5
                                                                =======         =======      =======

      The unrealized gain as of and for the nine months ended September 30, 2005 reflects higher market interest rates since the inception of the hedges. The Accumulated Other Comprehensive Loss (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining life of the swaps. Assuming no change in interest rates, approximately $3.8 million, net of tax, of the Accumulated Other Comprehensive Loss as of September 30, 2005 is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made.

      Hedge ineffectiveness occurs in certain cash flow hedges, and is recorded as either an increase or decrease to interest expense as presented in the following table ($ in millions):

                                                           Increase/Decrease to
                                           Ineffectiveness   Interest Expense
                                           --------------- --------------------
Quarter ended September 30, 2005.........       $0.1            Increase
Quarter ended September 30, 2004.........       $0.2            Increase
Nine months ended September 30, 2005.....       $1.1            Increase
Nine months ended September 30, 2004.....       $0.5            Decrease

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged item ($ in millions):

                               September 30,  December 31,
                                    2005          2004
                               -------------  ------------
Variable to fixed-rate swaps....  $ 6,684.9    $ 3,533.6     Hedge the cash flow variability
                                                             associated with forecasted
                                                             commercial paper issuances
                                                             and specific variable
                                                             rate debt (cash flow hedges).

Fixed to variable-rate swaps....    7,962.9      7,642.6     Hedge specific fixed rate debt (fair
                                                             value hedges); and in limited instances,
                                                             hedge the cash flow variability
                                                             associated with specific variable rate
                                                             assets (cash flow hedges)

      In addition to the swaps in the table above, in conjunction with securitizations, at September 30, 2005, CIT has $1.9 billion in notional amount of interest rate swaps outstanding with the related trusts to protect the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $1.9 billion in notional amount at September 30, 2005 to insulate the related interest rate risk.

                         CIT GROUP INC. AND SUBSIDIARIES

      CIT also utilizes foreign currency exchange forward contracts and cross-currency swaps to hedge currency risk underlying foreign currency loans to subsidiaries and the net investments in foreign operations. These contracts are designated as foreign currency cash flow hedges or net investment hedges and changes in fair value of these contracts are recorded in accumulated other comprehensive loss along with the translation gains and losses on the underlying hedged items. CIT utilizes cross currency swaps to hedge specific foreign currency denominated debt or loans to and net investments in foreign operations. These swaps are designated as foreign currency cash flow hedges or foreign currency fair value hedges and changes in fair value of these contracts are recorded in accumulated other comprehensive loss (for cash flow hedges), or effectively as a basis adjustment (including the impact of the offsetting adjustment to the carrying value of the hedged item) to the hedged item (for fair value hedges) along with the transaction gains and losses on the underlying hedged items.

      During 2005 and 2004, CIT entered into credit default swaps, with a combined notional value of $118.0 million and terms of 5 years, to economically hedge certain CIT credit exposures. These swaps do not meet the requirements for hedge accounting treatment under SFAS 133 and therefore are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income. The change in the fair value adjustment for the quarter and nine months ended September 30, 2005 amounted to a $(0.2) million and $5.3 million pretax (loss)/gain. CIT also has certain cross-currency swaps (with a combined notional principal amount of $237 million) and certain U.S. dollar interest rate swaps (with notional principal amount totaling $1,680 million) that are excluded from the preceding tables. These instruments economically hedge exposures, but do not qualify for hedge accounting. These derivatives are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income.

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

      CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has limited recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income and losses generated by DFS as determined under GAAP are allocated 70% to Dell and 30% to CIT. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell, with one independent director. DFS is not consolidated in CIT's financial statements and is accounted for under the equity method. At September 30, 2005 and December 31, 2004, financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $2.1 billion and $2.0 billion, and securitized assets included in managed assets were approximately $2.5 billion at both period ends. CIT's equity investment in and loans to the joint venture was approximately $204 million and $267 million at September 30, 2005 and December 31, 2004.

      CIT also has a joint venture arrangement with Snap-on Incorporated ("Snap-on") that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. The agreement with Snap-on was recently extended until January 2009. CIT and Snap-on have 50% ownership interests, 50% board of directors' representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT's financial statements. Financing and leasing assets were approximately $1.1 billion and securitized assets included in managed assets were $0.1 billion at both September 30, 2005 and December 31, 2004. In addition to the owned and securitized assets purchased from the Snap-on joint venture, CIT's equity investment in and loans to the joint venture were approximately $10 million and $16 million at September 30, 2005 and December 31, 2004.

                         CIT GROUP INC. AND SUBSIDIARIES

      Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce ("CIBC") in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT's financial statements and is accounted for under the equity method. CIT's investment in and loans to the joint venture were approximately $278 million and $191 million at September 30, 2005 and December 31, 2004.

      CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT's interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. Other assets included approximately $17 million and $19 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods at September 30, 2005 and December 31, 2004.

      Certain shareholders of CIT provide investment management, banking and investment banking services in the normal course of business.

Note 9 -- Postretirement and Other Benefit Plans

      The following table discloses various components of pension expense ($ in millions):

                                                           For the Quarters             For the Nine Months
                                                          Ended September 30,           Ended September 30,
                                                         --------------------           -------------------
                                                         2005            2004           2005          2004
                                                         ----            ----           ----          ----
Retirement Plans
Service cost.........................................     $ 4.9         $ 4.4           $14.7         $13.3
Interest cost........................................       4.2           3.9            12.9          11.7
Expected return on plan assets.......................      (4.8)         (4.0)          (14.4)        (12.1)
Amortization of net (gain) loss......................       0.7           0.7             2.1           2.1
                                                          -----         -----           -----         -----
Net periodic benefit cost............................       5.0           5.0            15.3          15.0
(Gain) Loss due to Settlements & Curtailments........        --            --             0.5            --
Cost for Special Termination Benefits................        --            --             2.3            --
                                                          -----         -----           -----         -----
Net amount recognized................................     $ 5.0         $ 5.0           $18.1         $15.0
                                                          =====         =====           =====         =====
Postretirement Plans
Service cost.........................................     $ 0.6         $ 0.5           $ 1.7         $ 1.4
Interest cost........................................       0.8           0.8             2.4           2.5
Amortization of net (gain) loss......................       0.2            --             0.7           0.5
                                                          -----         -----           -----         -----
Net periodic benefit cost............................     $ 1.6         $ 1.3           $ 4.8         $ 4.4
                                                          =====         =====           =====         =====

      CIT previously disclosed in the notes to consolidated financial statements for the year ended December 31, 2004, that it expected to contribute $4.0 million to its pension plans in 2005. CIT contributed $7.7 million to the pension plans for the nine months ended September 30, 2005, and currently expects to fund approximately an additional $15 million during the last quarter of 2005.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 10 -- Commitments and Contingencies

      Financing and leasing asset commitments, referred to as loan commitments or lines of credit, are agreements to lend to customers subject to the customers' compliance with contractual obligations. The accompanying table summarizes these and other credit-related commitments, as well as purchase and funding commitments ($ in millions):

                                                                       September 30, 2005
                                                           --------------------------------------
                                                               Due to Expire                       December 31,
                                                           ----------------------                      2004
                                                            Within         After         Total         Total
                                                           One Year      One Year     Outstanding   Outstanding
                                                           --------      --------     -----------   -----------
Financing Commitments
Financing and leasing assets............................    $1,674.0      $7,849.1      $9,523.1      $8,428.3
Letters of credit and acceptances:
  Standby letters of credit.............................       406.5         106.5         513.0         618.3
  Other letters of credit...............................       503.8           0.2         504.0         588.3
  Acceptances...........................................        24.7            --          24.7          16.4
Guarantees..............................................       200.9          12.1         213.0         133.1
Purchase and Funding Commitments
Aerospace purchase commitments..........................       716.0       2,375.0       3,091.0       2,168.0
Other equipment purchase commitments....................       372.8            --         372.8         397.0
Sale-leaseback payments.................................        31.0         433.7         464.7         495.4
Venture capital fund investment commitments.............          --            --            --          79.8

      In addition to the amounts shown in the table above, unused, cancelable lines of credit to consumers in connection with a third-party vendor program, which may be used to finance additional technology product purchases, amounted to approximately $15.6 billion and $9.8 billion at September 30, 2005 and December 31, 2004. These uncommitted vendor-related lines of credit can be reduced or canceled by CIT at any time without notice. Our experience indicates that customers typically will not exercise their entire available line of credit at any point in time.

      In the normal course of meeting the needs of its customers, CIT also enters into commitments to provide financing, letters of credit and guarantees. Standby letters of credit obligate CIT to pay the beneficiary of the letter of credit in the event that a CIT client to whom the letter of credit was issued does not meet its related obligation to the beneficiary. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. To minimize potential credit risk, CIT generally requires collateral and other forms of credit support from the customer.

      Guarantees are issued primarily in conjunction with CIT's factoring product, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. As of September 30, 2005, there were no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

      CIT's firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. The commitments to purchase commercial aircraft are with both Airbus Industrie and The Boeing Company. These purchase commitments are fixed price, but are subject to customary price increases for future changes in inflation and manufacturing components. The aerospace equipment purchases are contracted for a specific model aircraft using a baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may also change depending on the final specifications of the aircraft, including engine thrust, aircraft weight and seating configuration. Equipment purchases are recorded at delivery date at the final purchase price paid, which includes purchase price discounts, price changes relating to specification changes and price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based

                         CIT GROUP INC. AND SUBSIDIARIES
on estimated values. Pursuant to existing contractual commitments, 62 aircraft remain to be purchased (17 within the next twelve months). Lease commitments are in place for fourteen of the remaining aircraft to be delivered over the next twelve months. The order amount excludes CIT's options to purchase additional aircraft. CIT entered into a purchase commitment with Airbus Industrie for an additional 29 aircraft to be delivered between 2007 and 2013 during the quarter ended September 30, 2005, which are included in the preceding table.

      Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relates primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $464.7 million, or approximately $31 million per year through 2010 and declining thereafter through 2024, which is more than offset by CIT's re-lease of the assets, provided CIT can maintain railcar usage. In conjunction with this sale-leaseback transaction, CIT has guaranteed all obligations of the related consolidated lessee entity.

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

Note 11 -- Legal Proceedings

      On September 9, 2004, Exquisite Caterers Inc., et al. v. Popular Leasing Inc., et al. ("Exquisite Caterers"), a putative national class action, was filed in the Superior Court of New Jersey against 13 financial institutions, including CIT, which had acquired equipment leases ("NorVergence Leases") from NorVergence, Inc., a reseller of telecommunications and Internet services to businesses. The complaint alleged that NorVergence misrepresented the capabilities of, and overcharged for, the equipment leased to its customers and that the NorVergence Leases are unenforceable. Plaintiffs seek rescission, punitive damages, treble damages and attorneys' fees. In addition, putative class action suits in Illinois and Texas, all based upon the same core allegations and seeking the same relief, were filed by NorVergence customers against CIT and other financial institutions and remain pending. The Court in Exquisite Caterers certified a New Jersey-only class, and a motion for decertification is pending.

      On July 14, 2004, the U.S. Bankruptcy Court ordered the liquidation of NorVergence under Chapter 7 of the Bankruptcy Code. Thereafter, the Attorneys General of several states commenced investigations of NorVergence and the financial institutions, including CIT, that purchased NorVergence Leases. CIT has entered into settlement agreements with the Attorneys General in each of these states, except for Texas. Under those settlements, lessees have had an opportunity to resolve all claims by and against CIT by paying a percentage of the remaining balance on their leases. CIT has also produced documents related to NorVergence at the request of the Federal Trade Commission ("FTC") and pursuant to a subpoena in a grand jury proceeding being conducted by the U.S. Attorney for the Southern District of New York in connection with an investigation of transactions related to NorVergence.

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

                         CIT GROUP INC. AND SUBSIDIARIES

Note 12 -- Severance and Facility Restructuring Reserves

      The following table summarizes previously established purchase accounting liabilities (pre-tax) related to severance of employees and closing of facilities, as well as restructuring activities during 2005 ($ in millions):

                                                       Severance                 Facilities
                                                 ---------------------      --------------------
                                                 Number of                   Number of                 Total
                                                 Employees     Reserve      Facilities   Reserve     Reserves
                                                 ---------     -------      ----------   -------     --------
Balance at December 31, 2004................        129         $12.2           15        $ 5.7        $17.9
2005 additions, foreign currency
  translation and other                             191          21.3           --          2.2         23.5
2005 utilization............................       (279)        (22.5)          (5)        (2.3)       (24.8)
                                                   ----         -----           --         ----        -----
Balance at September 30, 2005...............         41         $11.0           10         $5.6        $16.6
                                                   ====         =====           ==         ====        =====

      The beginning severance reserves relate primarily to the 2004 acquisition of a Western European vendor finance and leasing business, and include amounts payable within the year after the acquisition to individuals who chose to receive payments on a periodic basis. Severance and facilities restructuring liabilities were established under purchase accounting in conjunction with fair value adjustments to acquired assets and liabilities. The additions during 2005 are largely employee termination benefits related to the realignment of the Commercial Finance Group business segments and other business streamlining activities ($20.3 million, which was recorded in the quarter ended June 30, 2005 as a component of the $25.2 million restructuring charge within Corporate and Other). The 2005 addition also included facility exit plan refinements relating to the acquired Western European vendor finance and leasing business, which were recorded as fair value adjustments to purchased liabilities / adjustments to goodwill. The employee termination benefits were largely paid during the quarter ended September 30, 2005. The facility reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining lease terms, generally 6 years.

Note 13 -- Goodwill and Intangible Assets, Net

      Goodwill and intangible assets totaled $1,003.8 million at September 30, 2005, which consisted of $780.9 million of goodwill, and $222.9 million of intangible assets by segment ($ in millions):

                                                   Specialty     Specialty
                                                   Finance --    Finance --     Commercial      Corporate
                                                   commercial     consumer       Services        Finance         Total
                                                   ----------     --------       --------        -------         -----
Goodwill
Balance at December 31, 2004 .................      $  62.3       $     --       $  261.6       $  108.8       $  432.7
Additions, foreign currency translation, other         (8.1)         257.2           (0.1)          99.2          348.2
                                                    -------       --------       --------       --------       --------
Balance at September 30, 2005 ................      $  54.2       $  257.2       $  261.5       $  208.0       $  780.9
                                                    =======       ========       ========       ========       ========
Intangible Assets
Balance at December 31, 2004 .................      $  68.0       $     --       $   95.8       $     --       $  163.8
Additions, foreign currency translation, other        (12.3)          29.4           30.3           27.4           74.8
Amortization .................................         (7.3)          (0.4)          (7.8)          (0.2)         (15.7)
                                                    -------       --------       --------       --------       --------
Balance at September 30, 2005 ................      $  48.4       $   29.0       $  118.3       $   27.2       $  222.9
                                                    =======       ========       ========       ========       ========

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill is no longer amortized but instead is assessed periodically for impairment. The Company periodically reviews and evaluates its goodwill and intangible assets for potential impairment at a minimum annually, or more frequently if circumstances indicate that impairment is possible. The most recent goodwill and intangible asset impairment analyses indicated that the fair values of each were in excess of the carrying values.

      Other intangible assets, net, are comprised primarily of acquired customer relationships (Specialty Finance and Commercial Services), as well as proprietary computer software and related transaction processes (Commercial Services). The increase was primarily related to acquisitions: a student lending acquisition in Specialty Finance - consumer, a healthcare acquisition in Corporate Finance and a factoring acquisition in Commercial Services. Other intangible assets are being amortized over their corresponding lives ranging from five

                         CIT GROUP INC. AND SUBSIDIARIES
to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $5.5 million and $15.7 million for the quarter and nine months ended September 30, 2005 versus $3.3 million and $7.8 million for the respective prior year periods. Accumulated amortization totaled $39.4 million and $23.7 million at September 30, 2005 and December 31, 2004. The projected amortization for the years ended December 31, 2005 through December 31, 2009 is: $21.5 million for 2005; $21.6 million for 2006; $18.5 million for
2007; $18.8 million for 2008 and $19.2 million for 2009.

      The increase in goodwill during the period was primarily due to the student lending acquisition in Specialty Finance - consumer and a healthcare acquisition in Corporate Finance, both detailed below.

      Healthcare Acquisition

      In July 2005, CIT acquired, for cash, Healthcare Business Credit Corporation ("HBCC"), a full service health care financing company that specializes in asset-based and cash flow financing to U.S. healthcare providers. The HBCC acquisition was accounted for under the purchase method, with the acquired assets and liabilities recorded at their estimated fair values as of the acquisition date. The assets acquired included approximately $500 million of finance receivables and $127 million of goodwill and intangible assets.

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

      During 2005, segment reporting was modified in conjunction with various business realignments. The December 31, 2004 balances have been conformed to the current presentation. See Note 3 -- Business Segment Information for additional information.

                         CIT GROUP INC. AND SUBSIDIARIES

Note 14 -- Summarized Financial Information of Subsidiaries

      The following presents condensed consolidating financial information for CIT Holdings LLC. CIT has guaranteed on a full and unconditional basis the existing debt securities that were registered under the Securities Act of 1933 and certain other indebtedness of this subsidiary. CIT has not presented related financial statements or other information for this subsidiary on a stand-alone basis. The remaining debt associated with Capita Corporation (formerly AT&T Capital Corporation), a subsidiary previously disclosed, matured in 2005 and prior period amounts associated with this subsidiary are included in the "Other Subsidiaries" column in the tables below. Also included under "Other Subsidiaries" is a 100%-owned finance subsidiary of CIT Group Inc., Canadian Funding Company LLC, for which CIT has fully and unconditionally guaranteed the debt securities. ($ in millions):

                                                                               CIT
              CONSOLIDATING                                     CIT          Holdings         Other
             BALANCE SHEETS                                  Group Inc.         LLC        Subsidiaries   Eliminations       Total
             --------------                                  ----------      --------      ------------   ------------       -----
September 30, 2005
ASSETS
Net finance receivables ..............................      $   1,013.3     $  2,161.9     $  38,858.6    $       --     $  42,033.8
Operating lease equipment, net .......................               --          194.9         8,989.5            --         9,184.4
Finance receivables held for sale ....................               --           64.5         1,783.9            --         1,848.4
Cash and cash equivalents ............................            711.7          144.1         1,079.6            --         1,935.4
Other assets .........................................         10,000.1          307.2         1,416.6      (6,574.3)        5,149.6
                                                            -----------     ----------     -----------    ----------     -----------
  Total Assets .......................................      $  11,725.1     $  2,872.6     $  52,128.2    $ (6,574.3)    $  60,151.6
                                                            ===========     ==========     ===========    ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Debt .................................................      $  37,688.8     $  4,254.1     $   3,023.8    $       --     $  44,966.7
Credit balances of factoring clients .................               --             --         4,267.1            --         4,267.1
Accrued liabilities and payables .....................        (32,538.0)      (1,789.4)       38,621.1            --         4,293.7
                                                            -----------     ----------     -----------    ----------     -----------
  Total Liabilities ..................................          5,150.8        2,464.7        45,912.0            --        53,527.5
Minority interest ....................................               --             --            49.8            --            49.8
Total Stockholders' Equity ...........................          6,574.3          407.9         6,166.4      (6,574.3)        6,574.3
                                                            -----------     ----------     -----------    ----------     -----------
  Total Liabilities and
  Stockholders' Equity ...............................      $  11,725.1     $  2,872.6     $  52,128.2    $ (6,574.3)    $  60,151.6
                                                            ===========     ==========     ===========    ==========     ===========
December 31, 2004
ASSETS
Net finance receivables ..............................      $   1,121.1     $  1,682.7     $  31,627.2    $       --     $  34,431.0
Operating lease equipment, net .......................               --          130.8         8,160.1            --         8,290.9
Finance receivables held for sale ....................               --           72.0         1,568.8            --         1,640.8
Cash and cash equivalents ............................          1,311.4          127.5           771.3            --         2,210.2
Other assets .........................................          9,536.8          316.2           740.5      (6,055.1)        4,538.4
                                                            -----------     ----------     -----------    ----------     -----------
  Total Assets .......................................      $  11,969.3     $  2,329.2     $  42,867.9    $ (6,055.1)    $  51,111.3
                                                            ===========     ==========     ===========    ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Debt .................................................      $  34,699.1     $  1,383.8     $   1,641.9    $       --     $  37,724.8
Credit balances of factoring clients .................               --             --         3,847.3            --         3,847.3
Accrued liabilities and payables  (including
  inter-company payables and receivables) ............        (28,784.9)        (591.3)       32,819.9            --         3,443.7
                                                            -----------     ----------     -----------    ----------     -----------
  Total Liabilities ..................................          5,914.2          792.5        38,309.1            --        45,015.8
Minority interest ....................................               --             --            40.4            --            40.4
Total Stockholders' Equity ...........................          6,055.1        1,536.7         4,518.4      (6,055.1)        6,055.1
                                                            -----------     ----------     -----------    ----------     -----------
  Total Liabilities and
  Stockholders' Equity ...............................      $  11,969.3     $  2,329.2     $  42,867.9    $ (6,055.1)    $  51,111.3
                                                            ===========     ==========     ===========    ==========     ===========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                              CIT
                CONSOLIDATING                                  CIT          Holdings         Other
             STATEMENTS OF INCOME                           Group Inc.         LLC        Subsidiaries   Eliminations       Total
             --------------------                           ----------      --------      ------------   ------------       -----
Nine Months Ended September 30, 2005
Finance income .........................................   $    30.8         $  174.4       $ 3,077.2      $     --     $ 3,282.4
Interest expense .......................................       (22.3)            57.4         1,321.2            --       1,356.3
                                                           ---------         --------       ---------      --------     ---------
Net finance income .....................................        53.1            117.0         1,756.0            --       1,926.1
Depreciation on operating lease equipment ..............          --             34.3           687.1            --         721.4
                                                           ---------         --------       ---------      --------     ---------
Net finance margin .....................................        53.1             82.7         1,068.9            --       1,204.7
Provision for credit losses ............................        22.8              8.5           131.1            --         162.4
                                                           ---------         --------       ---------      --------     ---------
Net finance margin, after provision for credit losses ..        30.3             74.2           937.8            --       1,042.3
Equity in net income of subsidiaries ...................       722.7               --              --        (722.7)           --
Other revenue ..........................................        (2.7)            85.4           701.5            --         784.2
                                                           ---------         --------       ---------      --------     ---------
Operating margin .......................................       750.3            159.6         1,639.3        (722.7)      1,826.5
Operating expenses .....................................       130.6             65.8           617.5            --         813.9
Provision for restructuring ............................          --               --            25.2            --          25.2
                                                           ---------         --------       ---------      --------     ---------
Income (loss) before provision for income taxes ........       619.7             93.8           996.6        (722.7)        987.4
Benefit (provision) for income taxes ...................        36.1            (34.5)         (330.4)           --        (328.8)
Minority interest, after tax ...........................          --               --            (2.8)           --          (2.8)
Preferred stock dividends ..............................        (5.2)              --              --            --          (5.2)
                                                           ---------         --------       ---------      --------     ---------
Net income available to common stockholders ............   $   650.6         $   59.3       $   663.4      $ (722.7)    $   650.6
                                                           =========         ========       =========      ========     =========
Nine Months Ended September 30, 2004
Finance income .........................................   $    24.5         $  143.8       $ 2,594.5      $     --     $ 2,762.8
Interest expense .......................................       (62.5)            10.9           965.0            --         913.4
                                                           ---------         --------       ---------      --------     ---------
Net finance income .....................................        87.0            132.9         1,629.5            --       1,849.4
Depreciation on operating lease equipment ..............          --             32.5           689.4            --         721.9
                                                           ---------         --------       ---------      --------     ---------
Net finance margin .....................................        87.0            100.4           940.1            --       1,127.5
Provision for credit losses ............................        13.9              8.5           189.1            --         211.5
                                                           ---------         --------       ---------      --------     ---------
Net finance margin, after provision for credit losses ..        73.1             91.9           751.0            --         916.0
Equity in net income of subsidiaries ...................       533.5               --              --        (533.5)           --
Other revenue ..........................................        (3.0)            70.3           617.0            --         684.3
                                                           ---------         --------       ---------      --------     ---------
Operating margin .......................................       603.6            162.2         1,368.0        (533.5)      1,600.3
Operating expenses .....................................        94.5             69.7           576.3            --         740.5
Gain on redemption of debt .............................        41.8                               --            --          41.8
                                                           ---------         --------       ---------      --------     ---------
Income (loss) before provision for income taxes ........       550.9             92.5           791.7        (533.5)        901.6
Provision benefit for income taxes .....................        (1.1)           (36.1)         (314.4)           --        (351.6)
Minority interest, after tax ...........................          --               --            (0.2)           --          (0.2)
                                                           ---------         --------       ---------      --------     ---------
Net income available to common stockholders ............   $   549.8         $   56.4       $   477.1      $ (533.5)    $   549.8
                                                           =========         ========       =========      ========     =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                             CIT
                CONSOLIDATING                                  CIT          Holdings        Other
             STATEMENTS OF CASH FLOWS                       Group Inc.         LLC       Subsidiaries   Eliminations      Total
             ------------------------                       ----------      --------     ------------   ------------      -----
Nine Months Ended September 30, 2005
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations .......     $ 3,446.9     $   209.6     $  (1,464.1)    $       --    $   2,192.4
                                                             ---------     ---------     -----------     ----------    -----------
Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing
  assets ...............................................          84.8        (555.7)       (4,030.6)            --       (4,501.5)
Decrease in inter-company loans and investments ........      (6,995.1)           --              --        6,995.1             --
Other ..................................................            --            --           137.0             --          137.0
                                                             ---------     ---------     -----------     ----------    -----------
Net cash flows (used for) provided by
  investing activities .................................      (6,910.3)       (555.7)       (3,893.6)       6,995.1       (4,364.5)
                                                             ---------     ---------     -----------     ----------    -----------
Cash Flows From Financing Activities:
Net increase (decrease) in debt ........................       2,989.7       2,870.3        (3,041.3)            --        2,818.7
Net loans extended -- pledged in conjunction
  with secured borrowings ..............................            --            --          (782.2)            --         (782.2)
Inter-company financing ................................            --      (2,507.6)        9,502.7       (6,995.1)            --
Cash dividends paid ....................................         (94.7)           --              --             --          (94.7)
Other ..................................................         (31.3)           --           (13.2)            --          (44.5)
                                                             ---------     ---------     -----------     ----------    -----------
Net cash flows provided by (used for)
  financing activities .................................       2,863.7         362.7         5,666.0       (6,995.1)       1,897.3
                                                             ---------     ---------     -----------     ----------    -----------
Net (decrease) increase in cash and cash equivalents ...        (599.7)         16.6           308.3             --         (274.8)
Cash and cash equivalents, beginning of period .........       1,311.4         127.5           771.3             --        2,210.2
                                                             ---------     ---------     -----------     ----------    -----------
Cash and cash equivalents, end of period ...............     $   711.7     $   144.1     $   1,079.6     $       --    $   1,935.4
                                                             =========     =========     ===========     ==========    ===========
Nine Months Ended September 30, 2004
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations .......     $  (177.8)    $   (91.9)    $     865.8     $       --    $     596.1
                                                             ---------     ---------     -----------     ----------    -----------
Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets          490.9        (147.0)       (4,461.2)            --       (4,117.3)
Decrease in inter-company loans and investments ........      (4,359.0)           --              --        4,359.0             --
Other ..................................................            --            --            69.2             --           69.2
                                                             ---------     ---------     -----------     ----------    -----------
Net cash flows (used for) provided by
  investing activities .................................      (3,868.1)       (147.0)       (4,392.0)       4,359.0       (4,048.1)
                                                             ---------     ---------     -----------     ----------    -----------
Cash Flows From Financing Activities:
Net increase (decrease) in debt ........................       4,114.9         (43.6)         (265.4)            --        3,805.9
Inter-company financing ................................            --         307.6         4,051.4       (4,359.0)            --
Cash dividends paid ....................................         (83.6)           --              --             --          (83.6)
Other ..................................................            --            --           (83.9)            --          (83.9)
                                                             ---------     ---------     -----------     ----------    -----------
Net cash flows provided by (used for)
  financing activities .................................       4,031.3         264.0         3,702.1       (4,359.0)       3,638.4
                                                             ---------     ---------     -----------     ----------    -----------
Net (decrease) increase in cash and cash equivalents ...         (14.6)         25.1           175.9             --          186.4
Cash and cash equivalents, beginning of period .........       1,479.9         227.5           266.3             --        1,973.7
                                                             ---------     ---------     -----------     ----------    -----------
Cash and cash equivalents, end of period ...............     $ 1,465.3     $   252.6     $     442.2     $       --    $   2,160.1
                                                             =========     =========     ===========     ==========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 3. Quantitative and Qualitative  Disclosure about Market Risk

      CIT Group Inc., a Delaware corporation, is a global commercial and consumer finance company that was founded in 1908. CIT provides financing and leasing capital for consumers and companies in a wide variety of industries, as well as offering management advisory services.

      The Company's Annual Report on Form 10-K for the year ended December 31, 2004 contains a glossary of key terms and an overview of profitability drivers and related metrics for our business.

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosure about Market Risk" contain certain non-GAAP financial measures. See "Non-GAAP Financial Measurements" for additional information.

Profitability

      Profitability measurements for the respective periods are presented in the table below:

                                                                           Quarters Ended                    Nine Months Ended
                                                                            September 30,                       September 30,
                                                                      -------------------------           -------------------------
                                                                        2005             2004               2005              2004
                                                                      -------           -------           -------           -------
Net income ($ in millions) .................................          $ 219.5           $ 183.9           $ 650.6           $ 549.8
Net income per diluted share ...............................          $  1.06           $  0.86           $  3.06           $  2.56
Net income as a percentage of AEA ..........................             1.80%             1.88%             1.84%             1.92%
Return on average tangible common equity ...................             17.0%             14.1%             16.2%             14.3%
Return on average common equity ............................             14.3%             12.8%             14.0%             13.0%

--------------------------------------------------------------------------------
      Net income for the quarter ended September 30, 2005 includes the following items:

      o A pre-tax gain of $115.0 million on the sale of a real estate investment ($0.34 diluted EPS increase);

      o Pre-tax charges of $86.6 million on certain aircraft held for sale and $20.0 million on certain manufactured housing assets held for sale (total $0.31 diluted EPS decrease);

      o Total pretax hurricane provisions of $41.3 million, including credit losses of $34.6 million and a $6.8 million impairment on securitization retained interests due to Hurricanes Katrina and Rita ($0.13 diluted EPS decrease); and

      o A $17.6 million tax liability reversal corresponding to the conclusion of a tax return filing matter in our international operations for which reserves were previously taken ($0.08 diluted EPS increase).

      In addition to the items above, year to date 2005 net income includes:

      o A pre-tax $25.2 million restructuring charge corresponding to the termination benefits of approximately 200 employees in conjunction with the realignment of Commercial Finance and other business streamlining activities (detailed further in Note 12 -- Severance and Facility Restructuring Reserves) and

      o A pre-tax $22.0 million gain on the sale of a significant portion of the business aircraft portfolio.

      Prior year to date net income included a pre-tax $41.8 million gain on early debt redemption specified above. Excluding all the noteworthy transactions specified above, the improved 2005 results reflected lower charge-offs, strong non-spread revenues and a lower effective tax rate.

Results by Business Segment

      The tables that follow summarize selected financial information by business segment. See Note 3 -- Business Segment Information for details on 2005 realignment initiatives and measuring segment performance using risk-adjusted capital. The 2004 results have been conformed to the current presentation reflecting the revised 2005 capital allocation methodology and certain asset transfers, as described in Note 3 ($ in millions):

                                                                                Quarters Ended September 30,
                                                       ----------------------------------------------------------------------------
                                                                      2005                                      2004
                                                       -----------------------------------      -----------------------------------
                                                                   Return      Return on                   Return       Return on
                                                         Net        on       Risk-Adjusted        Net        on       Risk-Adjusted
                                                       Income       AEA         Capital         Income       AEA         Capital
                                                       ------      ------    -------------      ------     -------    -------------
Specialty Finance - commercial ..................      $ 74.5       2.71%        22.7%          $ 69.5       2.62%         22.4%
Specialty Finance - consumer ....................        16.8       0.59%         8.9%            12.2       1.24%         16.3%
                                                       ------                                   ------
   Total Specialty Finance ......................        91.3       1.63%        17.3%            81.7       2.25%         21.2%
                                                       ------                                   ------
Commercial Services .............................        48.4       6.50%        27.2%            42.6       6.25%         27.3%
Corporate Finance ...............................        46.2       2.14%        19.3%            32.7       1.99%         19.9%
Equipment Finance ...............................        22.1       1.88%        12.4%            20.1       1.17%          7.9%
Capital Finance .................................         5.8       0.23%         1.7%            27.9       1.35%         13.4%
                                                       ------                                   ------
   Total Commercial Finance .....................       122.5       1.86%        13.0%           123.3       2.02%         15.9%
                                                       ------                                   ------
Corporate, including certain charges ............         5.7       0.05%          --            (21.1)     (0.23)%          --
                                                       ------                                   ------
Net income and return on tangible
   common stockholders' equity ..................      $219.5       1.80%        17.0%          $183.9       1.88%         14.1%
                                                       ======                                   ======

                                                                               Nine Months Ended September 30,
                                                       ----------------------------------------------------------------------------
                                                                      2005                                      2004
                                                       -----------------------------------      -----------------------------------
                                                                   Return      Return on                   Return       Return on
                                                         Net        on       Risk-Adjusted        Net        on       Risk-Adjusted
                                                       Income       AEA         Capital         Income       AEA         Capital
                                                       ------      ------    -------------      ------     -------    -------------
Specialty Finance - commercial ..................      $228.7       2.74%        23.3%          $204.0       2.68%         21.5%
Specialty Finance - consumer ....................        49.2       0.67%         9.7%            33.9       1.30%         15.6%
                                                       ------                                   ------
   Total Specialty Finance ......................       277.9       1.77%        18.3%           237.9       2.33%         20.3%
                                                       ------                                   ------
Commercial Services .............................       128.3       6.32%        25.8%           118.9       5.93%         25.8%
Corporate Finance ...............................       131.3       2.17%        20.0%           110.9       2.26%         22.1%
Equipment Finance ...............................        77.6       1.84%        12.5%            55.5       1.07%          7.2%
Capital Finance .................................        71.3       0.99%         7.4%            63.6       1.04%         10.3%
                                                       ------                                   ------
   Total Commercial Finance .....................       408.5       2.09%        14.9%           348.9       1.92%         15.0%
                                                       ------                                   ------
Corporate, including certain charges ............       (35.8)     (0.11)%         --            (37.0)     (0.14)%          --
                                                       ------                                   ------
Net income and return on tangible
   common stockholders' equity ..................      $650.6       1.84%        16.2%          $549.8       1.92%         14.3%
                                                       ======                                   ======

      Capital is allocated to the segments by applying different leverage ratios to each business using market and risk criteria. The capital allocations reflect the relative risk of individual asset classes within the segments and range from approximately 2% of managed assets for U.S. government guaranteed education loans to approximately 15% of managed assets for longer-term assets such as aerospace. The targeted risk-adjusted capital allocations by segment (as a percentage of average managed assets) are as follows: Specialty Finance - commercial 9%, Specialty Finance - consumer 5%, Commercial Services, Corporate Finance and Equipment Finance 10% and Capital Finance 14%.

      Results by segment were as follows:

      o Specialty Finance - commercial net income for the current quarter includes a pre-tax $20.0 million mark-to-market charge on the portion of our manufactured housing receivables transferred to held for sale. Net income for the quarter outpaced the prior year primarily due to improved vendor finance earnings, while year to date earnings improvements were driven by the international units and small business lending.

      o Specialty Finance - consumer reported strong results over the prior year. The improvement over last year for both quarter and year to date is primarily driven by a higher asset base in the home lending business and the addition of the student lending business in 2005. Returns in this segment were below last year due to the addition of the student lending business. Student lending return rates are low reflecting the low risk of loss due to the related guarantees by the U.S. government.

      o Commercial Services earnings are driven by factoring commissions, which continued to grow along with the asset level. However, commission rates declined modestly from the prior year (as a percentage of factoring volume).

      o Corporate Finance earnings improvement from the prior year was particularly strong in the Capital Markets and the Communications, Media & Entertainment units, reflecting higher risk-adjusted margins, including higher recoveries, and non-spread revenue.

      o Equipment Finance returns improved over the prior year driven by stronger margins and improvement in the level of charge-offs.

      o Capital Finance earnings reflect an $86.6 million pre-tax charge in the quarter on a mark-to-market adjustment on aircraft transferred to held for sale. However, earnings remained positive due to the following: (1) the release of an international tax liability; (2) the lower effective tax rate resulting from aircraft transfers to Ireland; and (3) improved operating results, reflecting stronger operating lease margins in both aerospace and rail. See "Income Taxes" for additional information.

      Corporate included amounts as shown in the table below (after tax) ($ in millions):

                                                                          Quarters Ended                  Nine Months Ended
                                                                           September 30,                     September 30,
                                                                      -----------------------           -----------------------
                                                                       2005             2004             2005             2004
                                                                      ------           ------           ------           ------
Unallocated expenses ...........................................      $(33.1)          $(17.8)          $(64.9)          $(57.1)
Real estate investment gain ....................................        69.7               --             69.7               --
Hurricane charges ..............................................       (25.6)              --            (25.6)              --
Preferred stock dividends ......................................        (5.2)              --             (5.2)              --
Restructuring charges ..........................................          --               --            (15.4)              --
Gain on debt redemption ........................................          --               --               --             25.5
Venture capital operating income / (losses)(1) .................        (0.1)            (3.3)             5.6             (5.4)
                                                                      ------           ------           ------           ------
   Total .......................................................      $  5.7           $(21.1)          $(35.8)          $(37.0)
                                                                      ======           ======           ======           ======

--------------------------------------------------------------------------------
(1) Venture capital operating income / (losses) include realized and unrealized gains and losses related to venture capital investments, as well as interest costs and other operating expenses associated with these portfolios.

Net Finance Margin

      A table summarizing the components of net finance margin is set forth below ($ in millions):

                                                                 Quarters Ended                      Nine Months Ended
                                                                  September 30,                        September 30,
                                                           ----------------------------        ----------------------------
                                                              2005              2004              2005              2004
                                                           ----------        ----------        ----------        ----------
Finance income -- loans and capital leases .........       $    777.0        $    596.5        $  2,177.3        $  1,730.1
Rental income on operating leases ..................            376.7             360.5           1,105.1           1,032.7
Interest expense ...................................            495.4             315.4           1,356.3             913.4
                                                           ----------        ----------        ----------        ----------
   Net finance income ..............................            658.3             641.6           1,926.1           1,849.4
Depreciation on operating lease equipment ..........            242.6             248.2             721.4             721.9
                                                           ----------        ----------        ----------        ----------
   Net finance margin ..............................       $    415.7        $    393.4        $  1,204.7        $  1,127.5
                                                           ==========        ==========        ==========        ==========
As a % of AEA:
Finance income -- loans and capital leases .........             6.37%             6.08%             6.16%             6.05%
Rental income on operating leases ..................             3.09%             3.68%             3.13%             3.62%
Interest expense ...................................             4.06%             3.22%             3.84%             3.20%
                                                           ----------        ----------        ----------        ----------
   Net finance income ..............................             5.40%             6.54%             5.45%             6.47%
Depreciation on operating lease equipment ..........             1.99%             2.53%             2.04%             2.53%
                                                           ----------        ----------        ----------        ----------
   Net finance margin ..............................             3.41%             4.01%             3.41%             3.94%
                                                           ==========        ==========        ==========        ==========
As a % of AOL:
Rental income on operating leases ..................            16.97%            18.32%            17.14%            17.84%
Depreciation on operating lease equipment ..........            10.93%            12.61%            11.19%            12.47%
                                                           ----------        ----------        ----------        ----------
   Net operating lease margin ......................             6.04%             5.71%             5.95%             5.37%
                                                           ==========        ==========        ==========        ==========
Average Earning Assets .............................       $ 48,782.6        $ 39,195.6        $ 47,092.3        $ 38,119.0
                                                           ==========        ==========        ==========        ==========
Average Operating Lease Equipment ("AOL") ..........       $  8,878.7        $  7,873.2        $  8,597.2        $  7,720.1
                                                           ==========        ==========        ==========        ==========

      Analysis of net finance margin is as follows:

      o Finance income improved in 2005 benefited from higher asset levels and assets repricing at higher market interest rates.

      o Interest expense increased from 2004, reflecting debt assumed during acquisitions, incremental debt to fund portfolio growth and higher 2005 market interest rates to fund the growth, as well as the effect of extending the maturity of the debt portfolio, which exceeded the savings from refinancing higher-cost debt at tighter 2005 spreads.

      o The decline in net finance margin as a percentage of AEA reflects the blending of the lower-margin student lending receivables into the portfolio, lower yield-related fees, as well as pricing pressure, reflecting liquidity in many of our lending businesses, particularly in Corporate Finance and Equipment Finance. Lease margin trends were favorable as discussed below.

      o Rental income increased over the prior year periods on higher asset levels and strong rates in aerospace and rail. Depreciation expense declined as a percentage of AOL from 2004, reflecting the continued asset mix change from shorter-term small to mid-ticket leasing assets in Specialty Finance and Equipment Finance to longer-lived assets  in  Capital  Finance.  The  2004  year to date  depreciation
            expense   includes   a  $14.8   million   impairment   charge.   See
            "Concentrations -- Operating Leases" for additional information regarding our operating lease assets.

      We regularly monitor and simulate our degree of interest rate sensitivity by measuring the repricing characteristics of interest-sensitive assets, liabilities, and derivatives. The Capital Committee reviews the results of this modeling periodically. The interest rate sensitivity modeling techniques we employ include the creation of prospective twelve month "baseline" and "rate shocked" net finance income simulations.

      At the date that interest rate sensitivity is modeled, "baseline" net finance income is derived using the current level of interest-sensitive assets, the current level of interest-sensitive liabilities and related maturities, and the current level of derivatives. The "baseline" simulation assumes that, over the next successive twelve months, market interest rates (as of the date of simulation) are held constant and that no new loans or leases are extended. Once the "baseline" net finance income is calculated, market interest rates, which were previously held constant, are raised instantaneously 100 basis points across the entire yield curve, and a "rate shocked" simulation is run. Interest rate sensitivity is then measured as the difference between calculated "baseline" and "rate shocked" net finance income.

      An immediate hypothetical 100 basis point increase in the yield curve on October 1, 2005 would reduce net income by an estimated $14 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in net income of a like amount. A 100 basis point increase in the yield curve on October 1, 2004 would have reduced net income by an estimated $15 million after tax, while a corresponding decrease in the yield curve would have increased net income by a like amount. Although management believes that this static analysis provides an estimate of our interest rate sensitivity, it does not account for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet and other business developments that could affect net income. Accordingly, no assurance can be given that actual results would not differ materially from the estimated outcomes of our simulations. Further, such simulations do not represent management's current view of future market interest rate movements.

      A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown in the following table ($ in millions):

                                                                 Before Swaps                 After Swaps
                                                              ------------------          --------------------
Quarter Ended September 30, 2005
Commercial paper, variable-rate senior
  notes and bank credit facilities ......................     $17,780.3    3.72%          $21,514.3      4.04%
Fixed-rate senior and subordinated notes ................      26,032.7    5.10%           22,298.7      4.98%
                                                              ---------                   ---------
Composite ...............................................     $43,813.0    4.54%          $43,813.0      4.52%
                                                              =========                   =========
Quarter Ended September 30, 2004
Commercial paper, variable-rate senior notes
  and bank credit facilities ............................     $15,855.5    1.78%          $17,661.7      2.54%
Fixed-rate senior and subordinated notes ................      19,357.5    5.76%           17,551.3      4.96%
                                                              ---------                   ---------
Composite ...............................................     $35,213.0    3.97%          $35,213.0      3.75%
                                                              =========                   =========
Nine Months Ended September 30, 2005
Commercial paper, variable-rate senior notes
  and bank credit facilities ............................     $16,595.6    3.29%          $20,449.7      3.67%
Fixed-rate senior and subordinated notes ................      25,676.3    5.03%           21,822.2      4.84%
                                                              ---------                   ---------
Composite ...............................................     $42,271.9    4.35%          $42,271.9      4.27%
                                                              =========                   =========
Nine Months Ended September 30, 2004
Commercial paper, variable-rate senior notes
  and bank credit facilities ............................     $14,742.5    1.69%          $17,842.5      2.43%
Fixed-rate senior and subordinated notes ................      19,206.0    5.72%           16,106.0      5.16%
                                                              ---------                   ---------
Composite ...............................................     $33,948.5    3.97%          $33,948.5      3.72%
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

Net Finance Margin after Provision for Credit Losses (Risk-Adjusted Margin)

      The following table summarizes risk-adjusted margin, both in amount and as a percentage of AEA ($ in millions):

                                                                    Quarters Ended                     Nine Months Ended
                                                                     September 30,                        September 30,
                                                              ---------------------------         -----------------------------
                                                                2005              2004              2005                2004
                                                              ---------         ---------         ---------           ---------
Net finance margin .....................................      $   415.7         $   393.4         $ 1,204.7           $ 1,127.5
Provision for credit losses ............................           69.9              60.2             162.4               211.5
                                                              ---------         ---------         ---------           ---------
Net finance margin after provision for
  credit losses (risk adjusted margin) .................      $   345.8         $   333.2         $ 1,042.3           $   916.0
                                                              =========         =========         =========           =========
As a % of AEA:
Net finance margin .....................................           3.41%             4.01%             3.41%               3.94%
Provision for credit losses ............................           0.57%             0.61%             0.46%               0.74%
                                                              ---------         ---------         ---------           ---------
Net finance margin after provision for
  credit losses (risk adjusted margin) .................           2.84%             3.40%             2.95%               3.20%
                                                              =========         =========         =========           =========

      The provision for the 2005 quarter includes $34.6 million for credit losses due to the hurricanes, which reflects managements best current estimate of such losses. The decline in the year to date provision mirrors the lower charge-off trend and helped mitigate the previously discussed decline in net finance margin in relation to 2004. Charge-off trends are discussed further in "Credit Metrics".

Other Revenue

      The components of other revenue are set forth in the following table ($ in millions):

                                                                           Quarters Ended               Nine Months Ended
                                                                            September 30,                  September 30,
                                                                       -----------------------        -----------------------
                                                                        2005            2004            2005           2004
                                                                       -------         -------        -------         -------
Fees and other income ..........................................       $ 149.6         $ 119.6        $ 468.4         $ 387.3
Factoring commissions ..........................................          63.5            59.5          174.6           168.0
Gains on sales of leasing equipment ............................          20.7            23.5           64.2            77.9
Gains on securitizations .......................................          11.3             9.9           34.2            43.2
Gain on sale of real estate investment .........................         115.0              --          115.0              --
Charge related to aircraft held for sale .......................         (86.6)             --          (86.6)             --
Gain on sale of business aircraft ..............................            --              --           22.0              --
Charge related to manufactured housing assets
  held for sale.................................................         (20.0)             --          (20.0)             --
Gain on venture capital investments ............................           0.3             4.2           12.4             7.9
                                                                       -------         -------        -------         -------
   Total other revenue .........................................       $ 253.8         $ 216.7        $ 784.2         $ 684.3
                                                                       =======         =======        =======         =======
Other revenue as a percentage of AEA ...........................          2.08%           2.21%          2.22%           2.39%
                                                                       =======         =======        =======         =======

      o Fees and other income include securitization-related servicing fees and accretion, syndication fees, miscellaneous fees and gains from asset sales. The improvement from 2004 reflected gains from receivable sales in Specialty Finance - consumer, including the sale of student lending assets, as well as strong fees in Corporate Finance. This was in part offset by lower securitization related fees as those asset balances declined from last year.

      o Factoring commissions increased over last year on higher factoring asset balances, but reflected slightly lower factoring rates (as a percentage of factoring volume).

      The   following   table   presents   information    regarding   gains   on
securitizations ($ in millions):

                                                                    Quarters Ended                  Nine Months Ended
                                                                     September 30,                     September 30,
                                                              ---------------------------       ---------------------------
                                                                2005              2004            2005              2004
                                                              --------          -------         --------          --------
Total volume securitized ................................     $1,396.5          $783.8          $3,378.2          $2,867.4
Gains ...................................................     $   11.3          $  9.9          $   34.2          $   43.2
Gains as a percentage of volume securitized .............         0.81%           1.26%             1.01%             1.51%
Gains as a percentage of pre-tax income .................         3.55%           3.28%             3.46%             4.79%
Securitized assets ......................................                                       $7,539.4          $7,994.9
Retained interest in securitized assets .................                                       $1,144.4          $1,124.9

      The lower gain percentage of volume securitized during the quarter ended September 30, 2005 reflects a greater proportion of vendor program assets sold, which have lower yields.

      o During the quarter, we sold an interest in a real estate investment, Waterside Plaza, a residential complex in New York City, and recognized a pre-tax gain of approximately $115 million.

      o During the quarter, certain aircraft with a net carrying value totaling approximately $190 million were classified as assets held for sale based on management's decision to actively market these assets, and a mark-to-market charge of $86.6 million was recorded in Capital Finance. These aircraft types included commercial, regional and business aircraft. Year to date results also reflect a $22.0 million gain on the sale of a majority of the Equipment Finance business aircraft portfolio (approximately $900 million). During the quarter ended September 30, 2005, the remaining business aircraft portfolio was transferred to Capital Finance. See "Concentration" and "Financing and Leasing Assets" sections for further detail.

      o During the quarter, we accelerated the liquidation of approximately $125 million in manufactured housing assets. These assets were reclassified as held for sale on the financial statements and marked to estimated fair value resulting in a $20.0 million charge.

Reserve for Credit Losses

      The  changes  to  the  reserve  for  credit  losses,   including   related
provisions, are presented in the following table ($ in millions):

                                                                    Quarters Ended              Nine Months Ended
                                                                     September 30,                September 30,
                                                                -----------------------        -------------------
                                                                 2005             2004          2005         2004
                                                                ------           ------        ------       ------
Balance beginning of period ................................    $622.3           $621.0        $617.2       $643.7
                                                                ------           ------        ------       ------
Provision for credit losses -- finance receivables .........      35.3             60.2         127.8        211.5
Provision for credit losses -- hurricane losses ............      34.6               --          34.6           --
Reserves relating to acquisitions, other ...................       8.6             29.0          24.2         37.9
                                                                ------           ------        ------       ------
   Additions to reserve for credit losses, net .............      78.5             89.2         186.6        249.4
                                                                ------           ------        ------       ------
Net credit losses
   Specialty Finance - commercial ..........................      24.1             32.2          69.6         84.2
   Specialty Finance - consumer ............................      15.1             10.3          39.6         30.4
   Commercial Services .....................................       6.3              7.2          18.4         17.2
   Corporate Finance .......................................      (3.2)            14.8           4.0         66.2
   Equipment Finance .......................................       3.4              7.8          16.7         49.6
   Capital Finance .........................................       2.3               --           2.7          7.6
                                                                ------           ------        ------       ------
Total net credit losses ....................................      48.0             72.3         151.0        255.2
                                                                ------           ------        ------       ------
Balance end of period ......................................    $652.8           $637.9        $652.8       $637.9
                                                                ======           ======        ======       ======
Reserve for credit losses as a percentage
   of finance receivables ..................................                                     1.53%        1.85%
                                                                                                =====       ======
Reserve for credit losses as a percentage of
   past due receivables (60 days or more)(1) ...............                                     87.0%       111.3%
                                                                                               ======       ======
Reserve for credit losses as a percentage of
   non-performing assets(1) ................................                                    119.4%       120.7%
                                                                                               ======       ======

--------------------------------------------------------------------------------
(1) The reserve for credit losses as a percentage of past due receivables and non-performing accounts, excluding telecommunications reserves and account balances, were 100.7% and 113.5% at September 30, 2004, respectively.

(2) At September 30, 2005, the reserve to non-performing asset percentage exceeded the reserve to delinquency percentage due to the fact that the student lending portfolio has no non-performing assets, as student lending past due receivables are not classified as non-performing assets to the extent such loans are subject to the U.S. government guarantee.

      The reserve for credit losses was $652.8 million (1.53% of finance receivables) at September 30, 2005, compared to $617.2 million (1.76%) at December 31, 2004. The increase in reserve amount from December 31, 2004 was due to a $34.6 million provision for estimated hurricane damage (see table below), portfolio growth, and increased risk related to U.S. commercial airline hub carriers, reflecting the continuation of high fuel costs and airline industry operating losses, as well as the potential for additional bankruptcies in this sector. The decline as a percentage of receivables represents credit quality improvements across portfolios and asset mix changes, including the addition of $4.4 billion of U.S. government-guaranteed education lending loans. The reserve includes specific reserves, excluding telecommunication accounts, relating to impaired loans of $68.3 million and $42.4 million at September 30, 2005 and December 31, 2004. The increase from 2004 relating to impaired loans reflects amounts related to bankrupt U.S. hub carriers.

      During the quarter, we established a $34.6 million reserve for credit losses related to Hurricanes Katrina and Rita. This amount reflects management's best estimate of loss as of September 30, 2005 based on available, relevant information. Total business segment owned and securitized receivables in the three most impacted states (Louisiana, Alabama and Mississippi) as of September 30, 2005 were approximately $925 million and $200 million. Of these amounts, exposure to commercial and consumer customers located in the Federal Emergency Management Agency ("FEMA") designated disaster areas and other areas that management determined were significantly impacted were approximately $600 million and $50 million respectively, including approximately $250 million in the FEMA designated disaster areas relating principally to equipment and vendor finance assets and home mortgages. For commercial loans management performed a loan-by-loan assessment of estimated loss. For equipment and vendor assets and home mortgages the FEMA designated disaster areas, management performed an analysis of exposure by zip code, including flood versus non-flood designated locations, supplemented with a range of corresponding estimated damage assessments. This estimate of loss involves considerable judgment and assumptions about uncertain matters, including the existence of insurance in force with respect to damages incurred, insurance claims and proceeds and the extent of property damage. Management will continue to assess the financial impact of the hurricanes as more information becomes available.

      A summary of the estimated hurricane charges is as follows ($ in millions):

                                                             Reserve for
                                                            Credit Losses
                                                            -------------
      Specialty Finance - commercial.....................       $ 4.2
      Specialty Finance - consumer.......................        16.9
                                                                -----
         Total Specialty Finance Group...................        21.1
                                                                -----
      Commercial Services................................         3.0
      Corporate Finance..................................         6.5
      Equipment Finance..................................         4.0
      Capital Finance....................................          --
                                                                -----
         Total Commercial Finance Group..................        13.5
                                                                -----
         Total...........................................       $34.6
                                                                =====

      The reserve for credit losses is determined based on three key components:
(1) specific reserves for collateral and cash flow dependent loans that are impaired under SFAS 114; (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit trends; and (3) reserves for economic environment and other factors. The portion of the reserve related to inherent estimated loss and estimation risk reflects our evaluation of trends in our key credit metrics, as well as our assessment of risk in certain industry sectors, including commercial aerospace, and inherent uncertainty with respect to our estimate of hurricane losses.

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

      See  "Concentrations"   for  additional   information  on  the  commercial
aerospace portfolio.

Credit Metrics

Net Charge-offs

      Net charge-offs, both in amount and as a percentage of average finance receivables, are shown in the following table ($ in millions):

                                                     Quarters Ended September 30,              Nine Months Ended September 30,
                                                ---------------------------------------   ---------------------------------------
                                                       2005                  2004                2005                 2004
                                                ------------------    -----------------   ------------------   ------------------
Specialty Finance - commercial ..............   $24.1        1.10%    $32.2       1.56%   $ 69.6       1.04%   $ 84.2       1.38%
Specialty Finance - consumer ................    15.1        0.55%     10.3       1.10%     39.6       0.56%     30.4       1.23%
                                                -----                 -----               ------               ------
   Total Specialty Finance Group ............    39.2        0.79%     42.5       1.42%    109.2       0.79%    114.6       1.34%
                                                -----                 -----               ------               ------
Commercial Services .........................     6.3        0.36%      7.2       0.46%     18.4       0.37%     17.2       0.37%
Corporate Finance ...........................    (3.2)      (0.15)%    14.8       0.90%      4.0       0.07%     66.2       1.36%
Equipment Finance ...........................     3.4        0.31%      7.8       0.49%     16.7       0.43%     49.6       1.05%
Capital Finance .............................     2.3        0.39%       --         --       2.7       0.15%      7.6       0.58%
                                                -----                 -----               ------               ------
   Total Commercial Finance Group ...........     8.8        0.16%     29.8       0.57%     41.8       0.25%    140.6       0.90%
                                                -----                 -----               ------               ------
   Total ....................................   $48.0        0.46%    $72.3       0.88%   $151.0       0.50%   $255.2       1.06%
                                                =====                 =====               ======               ======

      Charge-offs  for the quarter and nine months  ended  September  30,  2004, excluding amounts related to liquidating and specifically-reserved telecommunication accounts, were $57.6 million (0.72%) and $186.3 million (0.80%). The most notable improvements from the prior year were in Capital Finance, Equipment Finance and the Communications, Media & Entertainment, Capital Markets, and Global Sponsor Finance units within Corporate Finance. Additional analysis by segment follows:

      o Specialty Finance - commercial charge-offs for the quarter improved from 2004 primarily in the vendor program.

      o Specialty Finance - consumer charge-offs, while up in amount, were down as a percentage of average finance receivables from the prior year, reflecting portfolio growth, improved credit performance and the addition of the student lending assets.

      o     Commercial Services  charge-offs were modestly above the prior year.

      o Corporate Finance charge-off improvement was driven by recoveries from previously written-off accounts in the Communications, Media & Entertainment, Capital Markets, and Global Sponsor Finance units.

      o     Equipment  Finance  charge-off  improvement  continued,  as  current
            quarter   charge-offs   remained  very  low,   particularly  in  the
            construction business.

      o Capital Finance charge-offs were below 2004 due to a project finance write-off in the prior year.

      Net charge-offs on a managed basis, including securitized receivables, both in amount and as a percentage of average managed receivables, are shown in the following table ($ in millions):

                                                    Quarters Ended September 30,              Nine Months Ended September 30,
                                               ---------------------------------------   ---------------------------------------
                                                      2005                  2004                2005                 2004
                                               ------------------    -----------------   ------------------   ------------------
Specialty Finance - commercial .............   $33.8        1.09%    $43.5       1.45%   $ 99.1       1.05%   $118.4       1.29%
Specialty Finance - consumer ...............    23.3        0.78%     15.6       1.21%     59.9       0.76%     45.3       1.23%
                                               -----                 -----               ------               ------
   Total Specialty Finance Group ...........    57.1        0.93%     59.1       1.38%    159.0       0.92%    163.7       1.28%
                                               -----                 -----               ------               ------
Commercial Services ........................     6.3        0.36%      7.2       0.46%     18.4       0.37%     17.2       0.37%
Corporate Finance ..........................    (3.1)      (0.14)%    14.8       0.90%      4.6       0.08%     66.2       1.36%
Equipment Finance ..........................     5.9        0.34%     17.5       0.77%     27.6       0.47%     86.5       1.25%
Capital Finance ............................     2.3        0.39%       --         --       2.7       0.15%      7.6       0.58%
                                               -----                 -----               ------               ------
   Total Commercial Finance Group ..........    11.4        0.18%     39.5       0.66%     53.3       0.29%    177.5       1.00%
                                               -----                 -----               ------               ------
   Total ...................................   $68.5        0.56%    $98.6       0.96%   $212.3       0.59%   $341.2       1.11%
                                               =====                 =====               ======               ======

      The changes in managed portfolio charge-offs are consistent with the previously discussed changes in charge-offs on an owned basis.

Past Due Loans and Non-performing Assets

      The following table sets forth certain information concerning past due (sixty days or more) and non-performing assets, and the related percentages of finance receivables ($ in millions):

                                                                    September 30, 2005          December 31, 2004
                                                                    ------------------          -----------------
Past due accounts:
   Specialty Finance - commercial ............................        $303.0     3.52%          $283.3      3.22%
   Specialty Finance - consumer ..............................         283.4     2.55%           116.4      2.27%
                                                                      ------                    ------
     Total Specialty Finance Group ...........................         586.4     2.97%           399.7      2.87%
                                                                      ------                    ------
   Commercial Services .......................................          36.6     0.50%            88.0      1.42%
   Corporate Finance(1) ......................................          58.0     0.65%            43.3      0.65%
   Equipment Finance(1) ......................................          48.0     1.08%            50.1      0.79%
   Capital Finance ...........................................          21.6     1.02%            26.9      1.47%
                                                                      ------                    ------
     Total Commercial Finance Group ..........................         164.2     0.72%           208.3      0.99%
                                                                      ------                    ------
     Total ...................................................        $750.6     1.76%          $608.0      1.73%
                                                                      ======                    ======
Non-performing accounts:
   Specialty Finance - commercial ............................        $162.8     1.89%          $165.9      1.88%
   Specialty Finance - consumer ..............................         146.4     1.31%           119.3      2.32%
                                                                      ------                    ------
     Total Specialty Finance Group ...........................         309.2     1.57%           285.2      2.05%
                                                                      ------                    ------
   Commercial Services .......................................           6.4     0.09%            56.8      0.92%
   Corporate Finance(1) ......................................          67.3     0.75%            61.8      0.92%
   Equipment Finance(1) ......................................          67.0     1.50%           131.2      2.06%
   Capital Finance ...........................................          96.7     4.56%             4.6      0.25%
                                                                      ------                    ------
     Total Commercial Finance Group ..........................         237.4     1.03%           254.4      1.21%
                                                                      ------                    ------
     Total ...................................................        $546.6     1.28%          $539.6      1.54%
                                                                      ======                    ======
Non-accrual loans ............................................        $487.6                    $458.4
Repossessed assets ...........................................          59.0                      81.2
                                                                      ------                    ------
     Total non-performing accounts ...........................        $546.6                    $539.6
                                                                      ======                    ======

--------------------------------------------------------------------------------
(1) Corporate Finance and Equipment Finance non-performing assets include accounts that are less than sixty days past due.

      Delinquency levels as of September 30, 2005 increased from December 31, 2004 primarily due to the student lending acquisition in Specialty Finance - consumer. Excluding these assets, delinquency was $619.2 million (1.62%) at September 30, 2005. Although delinquency is higher in this portfolio, this metric is not indicative of ultimate loss, given the U.S. government guarantee of these loans. Additional analysis follows:

      o Specialty Finance - commercial delinquency level was higher than last quarter and the fourth quarter of 2004 in the vendor program.

      o Specialty Finance - consumer delinquency increased from December 31, 2004, due to the student lending acquisition. Excluding student lending receivables, delinquencies were $152.0 million (2.26%), versus $116.4 million (2.27%) last year-end, reflecting the home lending portfolio growth.

      o Commercial Services delinquency was down from 2004 due to the work-out of one significant account.

      o     Corporate   Finance,   Equipment   Finance   and   Capital   Finance
            delinquencies remained at the relatively low year end 2004 levels.

      o Capital Finance non-performing increase is due to two commercial airline carriers declaring bankruptcy during the current quarter (see "Concentrations" section)

      Non-performing assets increased from the prior quarter mainly in Capital Finance due to the bankruptcies and in Specialty Finance - consumer due to the home lending growth as mentioned above. The percentage trends were impacted by the student lending acquisition, which had no non-performing accounts at September 30, 2005.

      Managed past due loans in dollar amount and as a percentage of managed financial assets are shown in the table below ($ in millions):

                                                                    September 30, 2005         December 31, 2004
                                                                    ------------------         -----------------
Managed past due accounts:
   Specialty Finance - commercial ............................       $399.4     2.94%          $402.1       2.82%
   Specialty Finance - consumer ..............................        369.2     2.91%           227.8       3.45%
                                                                     ------                    ------
     Total Specialty Finance Group ...........................        768.6     2.92%           629.9       3.02%
                                                                     ------                    ------
   Commercial Services .......................................         36.6     0.50%            88.0       1.42%
   Corporate Finance .........................................         58.7     0.65%            43.3       0.65%
   Equipment Finance .........................................         66.8     0.93%            90.3       0.96%
   Capital Finance ...........................................         21.6     0.97%            26.9       1.47%
                                                                     ------                    ------
     Total Commercial Finance Group ..........................        183.7     0.71%           248.5       1.03%
                                                                     ------                    ------
     Total ...................................................       $952.3     1.83%          $878.4       1.95%
                                                                     ======                    ======

      The trends in the table above largely reflect the previously discussed changes in the owned portfolios.

Salaries and General Operating Expenses

      The efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA") are summarized in the following table ($ in millions):

                                                                     Quarters Ended                    Nine Months Ended
                                                                      September 30,                       September 30,
                                                              ----------------------------        ----------------------------
                                                                 2005              2004              2005              2004
                                                              ----------        ----------        ----------        ----------
Salaries and employee benefits ........................       $    177.7        $    148.2        $    508.7        $    450.4
Other general operating expenses ......................            103.4              99.9             305.2             290.1
                                                              ----------        ----------        ----------        ----------
   Salaries and general operating expenses ............            281.1             248.1             813.9             740.5
Provision for restructuring ...........................               --                --              25.2                --
                                                              ----------        ----------        ----------        ----------
   Total ..............................................       $    281.1        $    248.1        $    839.1        $    740.5
                                                              ==========        ==========        ==========        ==========
Efficiency ratio(1) ...................................             42.0%             40.7%             40.9%             40.9%
Salaries and general operating expenses
   as a percentage of AMA(2) ..........................             2.01%             2.10%             2.05%             2.11%
Average Managed Assets ................................       $ 56,012.4        $ 47,166.8        $ 54,468.1        $ 46,737.1

--------------------------------------------------------------------------------
(1) Efficiency ratio is the ratio of salaries and general operating expenses to operating margin, excluding the provision for credit losses. Excluding the gain on sale of real estate investment, fair value mark-downs on aircraft and manufactured housing receivables, and hurricane related estimated losses in the quarter and the restructuring charge and the gain on sale of business aircraft year to date, the efficiency ratios for the 2005 quarter and nine months were 42.1% and 41.4%.

(2) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by us. Excluding the restructuring charge, the ratio of salaries and general operating expenses to managed assets was 1.99% for the nine months ended September 30, 2005.

      Salaries and general operating expenses for the quarter ended September 30, 2005 increased from 2004 due to incremental salaries and other operating expenses related to recent acquisitions and additions to our sales and marketing functions, as well as higher incentive-based costs (driven primarily by higher sales incentive plans), consistent with the improved volume, fees and profitability. Operating expenses for student lending were $18.8 million and $42.5 million for the quarter and nine months ended September 30, 2005.

      Personnel totaled approximately 6,165 at September 30, 2005, versus 6,110 last quarter and 5,700 last year. The increase from 2004 was largely due to the acquisitions and upfront investments made in our sales and marketing functions.

      Improvement in the efficiency ratio remains one of management's goals, and several initiatives are underway to reduce costs, including system consolidations and process efficiency improvements. Accordingly, a $25.2 million restructuring charge was established last quarter, reflecting the realignment of Commercial Finance and back-office streamlining and consolidation activities in Specialty Finance. The charge consists largely of employee termination costs related to approximately 200 personnel. We anticipate reinvesting the savings from these initiatives in sales and growth initiatives, as well as the continuation of streamlining initiatives. We expect the streamlining initiatives to reduce costs by approximately $25 million in 2006.

Income Taxes

      The effective tax rate differs from the U.S. federal tax rate of 35% primarily due to state and local income taxes, the domestic and international geographic distribution of taxable income and corresponding foreign income taxes, as well as differences between book and tax treatment of certain items.

      The effective tax rate was 29.2% and 39.0% for the quarters ended September 30, 2005 and 2004 and 33.3% and 39.0% for the respective year to date periods. The reduction in the 2005 effective tax rate, which is based on our revised estimate of annual effective tax rate of approximately 35%, reflects the following: (1) improved profitability in our international operations; (2) the relocation of certain aerospace assets in Ireland with offshore funding, as provisions of the American Jobs Creation Act of 2004 provide favorable tax treatment for certain aircraft leasing operations conducted offshore and (3) the release of a tax liability of $17.6 million relating to our international operations. The improved profitability in international operations resulted from our initiative to grow our international profitability via better platform efficiency coupled with asset growth. During the quarter ended September 30, 2005 we concluded our evaluation with respect to an international tax filing position based on a favorable opinion received from the local tax authorities, resulting in the release of a previously provided for tax liability of $17.6 million. This reduced the effective tax rate by approximately 5% for the quarter ended September 30, 2005.

      During the quarter, we filed our U.S. federal income tax return for the year ended December 31, 2004. The return reported taxable income of approximately $400 million, which reduced the U.S. federal net operating losses ("NOL's") to approximately $1.5 billion. These NOL's expire in various years beginning in 2011. In addition, we have various state NOL's that will expire in various years beginning in 2005. Federal and state operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to utilize these federal losses fully. Accordingly, we do not believe a valuation allowance is required with respect to these federal NOL's. As of September 30, 2005, based on management's assessment as to realizability, the net deferred tax liability includes a valuation allowance of approximately $10 million relating to state NOL's.

      We have open tax years in the U.S., Canada and other jurisdictions that are currently under examination by the applicable taxing authorities, and certain tax years that may in the future be subject to examination. Management periodically evaluates the adequacy of our related tax reserves, taking into account our open tax return positions, tax assessments received, tax law changes and third party indemnifications. We believe that our tax reserves are appropriate. The final determination of tax audits could affect our tax reserves.

      See Item 4. Controls and Procedures for a discussion of internal controls relating to income taxes.

Financing and Leasing Assets

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions):

                                                                                September 30,    December 31,     Percentage
                                                                                    2005             2004           Change
                                                                                -------------    ------------     ----------
Specialty Finance Group
   Specialty Finance - commercial
     Finance receivables ....................................................     $ 8,606.5       $ 8,805.7             (2.3)%
     Operating lease equipment, net .........................................       1,116.7         1,078.7              3.5%
     Financing and leasing assets held for sale .............................         994.0         1,288.4            (22.9)%
                                                                                  ---------       ---------
       Owned assets .........................................................      10,717.2        11,172.8             (4.1)%
     Finance receivables securitized and managed by CIT .....................       3,996.2         4,165.5             (4.1)%
                                                                                  ---------       ---------
       Managed assets .......................................................      14,713.4        15,338.3             (4.1)%
                                                                                  ---------       ---------
   Specialty Finance - consumer
     Finance receivables -- home lending ....................................       6,447.5         4,896.8             31.7%
     Finance receivables -- education lending ...............................       4,396.1              --              N/A
     Finance receivables -- other ...........................................         289.9           236.0             22.8%
     Financing and leasing assets held for sale .............................         643.2           241.7            166.1%
                                                                                  ---------       ---------
       Owned assets .........................................................      11,776.7         5,374.5            119.1%
     Home lending finance receivables securitized
       and managed by CIT ...................................................         911.4         1,228.7            (25.8)%
                                                                                  ---------       ---------
       Managed assets .......................................................      12,688.1         6,603.2             92.2%
                                                                                  ---------       ---------
Commercial Finance Group
   Commercial Services
     Finance receivables ....................................................       7,388.9         6,204.1             19.1%
                                                                                  ---------       ---------
   Corporate Finance
     Finance receivables ....................................................       8,978.0         6,702.8             33.9%
     Operating lease equipment, net .........................................          76.1            35.1            116.8%
     Financing and leasing assets held for sale .............................           0.1                               --
                                                                                  ---------       ---------
       Owned assets .........................................................       9,054.2         6,737.9             34.4%
     Finance receivables securitized and managed by CIT .....................          46.1              --              N/A
                                                                                  ---------       ---------
       Managed assets .......................................................       9,100.3         6,737.9             35.1%
                                                                                  ---------       ---------
   Equipment Finance
     Finance receivables ....................................................       4,461.2         6,373.1            (30.0)%
     Operating lease equipment, net .........................................         109.1           440.6            (75.2)%
     Financing and leasing assets held for sale .............................         105.8           110.7             (4.4)%
                                                                                  ---------       ---------
       Owned assets .........................................................       4,676.1         6,924.4            (32.5)%
     Finance receivables securitized and managed by CIT .....................       2,585.7         2,915.5            (11.3)%
                                                                                  ---------       ---------
       Managed assets .......................................................       7,261.8         9,839.9            (26.2)%
                                                                                  ---------       ---------
   Capital Finance
     Finance receivables ....................................................       2,118.5         1,829.7             15.8%
     Operating lease equipment, net .........................................       7,882.5         6,736.5             17.0%
     Financing and leasing assets held for sale .............................         105.3              --              N/A
                                                                                  ---------       ---------
       Owned assets .........................................................      10,106.3         8,566.2             18.0%
                                                                                  ---------       ---------
   Other -- Equity Investments ..............................................          31.1           181.0            (82.8)%
                                                                                  ---------       ---------
   Total
     Finance receivables ....................................................     $42,686.6       $35,048.2             21.8%
     Operating lease equipment, net .........................................       9,184.4         8,290.9             10.8%
     Financing and leasing assets held for sale .............................       1,848.4         1,640.8             12.7%
                                                                                  ---------       ---------
     Financing and leasing assets excl. equity investments ..................      53,719.4        44,979.9             19.4%
     Equity investments (included in other assets) ..........................          31.1           181.0            (82.8)%
                                                                                  ---------       ---------
       Owned assets .........................................................      53,750.5        45,160.9             19.0%
     Finance receivables securitized and managed by CIT .....................       7,539.4         8,309.7             (9.3)%
                                                                                  ---------       ---------
       Managed assets .......................................................     $61,289.9       $53,470.6             14.6%
                                                                                  =========       =========

      The 2005 year to date activity reflects strong volumes and the acquisitions in the student lending and healthcare businesses, offset by asset sales and syndications done largely for risk management and capital allocation purposes, particularly in the third quarter. Additional trends by segment follow:

      o Specialty Finance - commercial declined despite strong volume, as runoff / liquidations were higher and the sale of over $300 million of liquidating manufactured housing assets in the first quarter of 2005.

      o Specialty Finance - consumer increased, reflecting the $4.6 billion student lending unit in addition to continued strength in the home equity lending market, where originations and purchases were partially offset by sales to balance certain portfolio demographics and risk characteristics.

      o Commercial Services increased due to seasonal growth, as retailers build inventories ahead of the back to school and holiday seasons and the first quarter 2005 acquisition.

      o The increase in Corporate Finance reflects strong volumes and the transfer of approximately $850 million of sports and gaming portfolio assets and healthcare assets from Equipment Finance as well as approximately $500 million from the HBCC acquisition in the third quarter of 2005.

      o Equipment Finance, essentially unchanged from the June 30 quarter, declined from year-end 2004 reflecting the sale of $923 million in business aircraft assets, the transfer of the remaining portfolio (approximately $600 million) to Capital Finance, and the transfer of approximately $450 million in healthcare assets to Corporate Finance in the second quarter of 2005. In addition, the $400 million sports and gaming portfolio was transferred to Corporate Finance in the first quarter of 2005.

      o Capital Finance's increase reflected the growth in our railcar portfolio as well as commercial aerospace deliveries and the transfer of the remaining business aircraft portfolio from Equipment Finance during the second quarter of 2005.

      Consistent with our capital optimization activities during the current period, we will consider other opportunities for more rapid liquidation of non-strategic and under-performing assets to the extent available.

Business Volumes

      The following table presents new business origination volume by segment ($ in millions):

                                                                   Quarters Ended                   Nine Months Ended
                                                                    September 30,                      September 30,
                                                             ----------------------------       -----------------------------
                                                               2005               2004             2005               2004
                                                             ---------          ---------       ---------           ---------
Specialty Finance - commercial .......................       $2,843.9           $2,504.0        $ 7,866.6           $ 7,433.0
Specialty Finance - consumer .........................        2,434.7            1,319.4          6,103.5             3,244.6
Commercial Services ..................................          108.2              107.6            280.3               361.1
Corporate Finance ....................................        1,196.8              621.8          3,355.9             1,913.2
Equipment Finance ....................................          729.9            1,115.1          2,689.6             3,086.4
Capital Finance ......................................          669.9              299.6          1,562.8               850.5
                                                             --------           --------        ---------           ---------
   Total new business volume .........................       $7,983.4           $5,967.5        $21,858.7           $16,888.8
                                                             ========           ========        =========           =========

      o Specialty Finance - commercial volume increase was broad-based across units, including strength in the vendor programs.

      o     Specialty   Finance  -  consumer  volume  increase  included  strong
            origination volume, including bulk receivable purchases in home lending as well as strong volume in student lending.

      o Commercial Services' current quarter volume was essentially flat with the prior year's.

      o Corporate Finance's Global Sponsor Finance and Communications and Media units posted strong volumes and drove the favorable trends.

      o Capital Finance year-over-year volume increases reflected additional aircraft fundings.

Concentrations

Ten Largest Accounts

      Our ten largest financing and leasing asset accounts in the aggregate represented 4.5% of our total financing and leasing assets at September 30, 2005 (the largest account being less than 1.0%), compared to 5.3% at December 31, 2004. The decline is due to asset growth, including the addition of the student lending receivables.

Operating Leases

      The following table summarizes the total operating lease portfolio by segment ($ in millions):

                                                   September 30,    December 31,
                                                       2005             2004
                                                   -------------    ------------
Capital Finance -- Aerospace ...................     $4,894.4         $4,461.0
Capital Finance -- Rail and Other ..............      2,988.1          2,275.5
Specialty Finance ..............................      1,116.7          1,078.7
Equipment Finance ..............................        109.1            440.6
Corporate Finance ..............................         76.1             35.1
                                                     --------         --------
   Total .......................................     $9,184.4         $8,290.9
                                                     ========         ========

      The  increases  in  the  Capital  Finance  aerospace  portfolio  reflected
deliveries  of  eleven  new  commercial   aircraft,   partially  offset  by  the
disposition of eight aircraft.

      Management strives to maximize the profitability of the lease equipment portfolio by balancing equipment utilization levels with market rental rates and lease terms. Equipment not subject to lease agreements totaled $227.2 million and $118.3 million at September 30, 2005 and December 31, 2004, respectively. Weakness in the commercial airline industry could adversely impact prospective rental and utilization rates.

Leveraged Leases

      The major components of net investments in leveraged leases include: (1) commercial aerospace transactions (including tax-optimized leveraged leases, which generally have increased risk of loss in default for lessors in contrast to conventional lease structures due to additional leverage and the third party lender priority recourse to the equipment in these transactions); (2) project finance transactions, primarily in the power and utility sectors and (3) rail transactions. The balances are as follows ($ in millions):

                                                    September 30,   December 31,
                                                        2005            2004
                                                    -------------   ------------
Commercial aerospace -- non-tax optimized ........    $  342.6        $  336.6
Commercial aerospace -- tax optimized ............       182.5           221.0
Project finance ..................................       354.6           334.9
Rail .............................................       209.5           233.9
Other ............................................        87.4           115.4
                                                      --------        --------
   Total leveraged lease transactions ............    $1,176.6        $1,241.8
                                                      ========        ========
As a percentage of finance receivables ...........         2.8%            3.5%
                                                      ========        ========

Joint Venture Relationships

      Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya are among our largest alliances. The agreements with Dell provide Dell with the option to purchase CIT's 30% interest in Dell Financial Services L.P. ("DFS") in February 2008 and extends CIT's right to purchase a percentage of DFS finance receivables through January 2010. The joint venture agreement with Snap-on was recently extended until January 2009, pursuant to an automatic renewal provision in the agreement. The Avaya agreement, which relates to profit sharing on a CIT direct origination program, extends through September 2006.

      Our financing and leasing assets include amounts related to the Dell, Snap-on and Avaya joint venture programs. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities. The asset balances for these programs are as follows ($ in millions):

                                                   September 30,   December 31,
                                                        2005           2004
                                                   -------------   ------------
Owned Financing and Leasing Assets
Dell .............................................    $3,551.8       $3,389.4
Snap-on ..........................................     1,052.1        1,114.7
Avaya Inc. .......................................       542.6          620.7
Securitized Financing and Leasing Assets
Dell .............................................    $2,519.8       $2,489.2
Snap-on ..........................................        55.8           64.8
Avaya Inc. .......................................       515.9          599.6
Dell International Financing and Leasing
  Assets included above
Dell -- owned ....................................    $1,437.3       $1,403.6
Dell -- securitized ..............................        39.8            5.1

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

Home Lending Portfolio

      The Specialty Finance - consumer home lending business is largely originated through a broker network. As part of originating business through this core channel, we employ an active portfolio management approach, whereby we target desired portfolio mix / risk attributes in terms of product type, lien position, and geographic concentrations, among other factors. We supplement business with opportunistic purchases in the secondary market when market conditions are favorable from a credit and price perspective. The interest rate environment over the last 18 months, combined with substantial volume growth in the industry, have made these bulk asset purchases attractive.

      The home lending portfolio totaled $6.9 billion (owned) and $7.8 billion (managed) at September 30, 2005, representing 12.8% and 12.7% of owned and managed assets, respectively. Selected statistics for our managed home lending portfolio are as follows:

      o     92% first mortgages.

      o     Average loan size of approximately $112.4 thousand.

      o Top 5 state concentrations (California, Texas, Florida, Ohio, and Pennsylvania) represented an aggregate 42% of the managed portfolio.

      o     47% fixed-rate.

      o     Average loan-to-value of 81%.

      o     Average FICO score of 631.

      o Delinquencies (sixty days or more) were 3.01% and 3.59% at September 30, 2005 and December 31, 2004.

      o Charge-offs were 1.14% and 1.09% for the quarters ended September 30, and June 30, 2005.

      During the quarter ended September 30, 2005, a reserve for credit losses of $16.9 million and a securitization retained interest impairment charge of $4.6 million pretax related to estimated hurricane losses in the home lending portfolio was recorded. See Reserve for Credit Losses and Note 3 for additional information.

Student Lending Portfolio (Student Loan Xpress)

      The Specialty Finance - consumer student lending portfolio, which is marketed as Student Loan Xpress, totaled $4.6 billion at September 30, 2005, representing 8.5% of owned and 7.4% of managed assets. Loan origination volumes for the September 2005 quarter were $945.1 million, and $1.5 billion for the period of CIT ownership. Student Loan Xpress has arrangements with certain financial institutions to sell selected loans and works jointly with these financial institutions to promote this relationship.

      Selected statistics for our student lending portfolio are as follows ($ in millions):

                                                    September 30,   December 31,
                                                        2005            2004
                                                    -------------   ------------
Finance receivables by product type
Consolidation loans................................   $4,121.8        $3,954.8
Other U.S. Government guaranteed loans.............      414.8           322.6
Private (non-guaranteed) loans and other...........       15.8            14.1
                                                      --------        --------
   Total...........................................   $4,552.4        $4,291.5
                                                      ========        ========

      o Delinquencies (sixty days or more) were $131.4 million, 2.89% of finance receivables at September 30, 2005 and $114.3 million, 2.66% at June 30, 2005.

      o Top 5 state concentrations (California, New York, Pennsylvania, Texas, and Ohio) represented an aggregate 37.5% of the portfolio.

Geographic Composition

      The following table summarizes significant state concentrations greater than 5.0% and foreign concentrations in excess of 1.0% of our owned financing and leasing portfolio assets. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

                                                  September 30,    December 31,
                                                      2005             2004
                                                  -------------    ------------
State
California ...................................         10.0%          10.3%
Texas ........................................          7.6%           7.8%
New York .....................................          6.7%           6.8%
All other states .............................         55.2%          52.8%
                                                       ----           ----
   Total U.S. ................................         79.5%          77.7%
                                                       ====           ====
Country
Canada .......................................          5.5%           5.5%
England ......................................          3.5%           3.9%
Australia ....................................          1.1%           1.3%
China ........................................          1.1%           1.2%
France .......................................          1.0%           1.4%
Germany ......................................          1.0%           1.2%
All other countries ..........................          7.3%           7.8%
                                                       ----           ----
   Total Outside U.S. ........................         20.5%          22.3%
                                                       ====           ====

      During August and September 2005, hurricanes damaged our customers' places of business and homes along the Gulf coast from Texas to the panhandle of Florida. Our owned and securitized asset exposure in the three most impacted states (Louisiana, Mississippi, and Alabama) was $925 million and $200 million at September 30, 2005. See Reserve for Credit Losses and Note 3 for additional information.

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

      The commercial aircraft all comply with Stage III noise regulations. The following table summarizes the composition of the commercial aerospace portfolio ($ in millions):

                                                                      September 30, 2005              December 31, 2004
                                                                    -----------------------        -----------------------
                                                                       Net                            Net
                                                                    Investment       Number        Investment       Number
                                                                    ----------       ------        ----------       ------
By Region:
   Europe ....................................................       $2,217.2           72          $2,160.0           72
   North America .............................................        1,061.4           59           1,057.7           66
   Asia Pacific ..............................................        1,467.6           50           1,242.4           46
   Latin America .............................................          531.7           21             611.3           25
   Africa / Middle East ......................................          255.6            6              54.2            3
                                                                     --------          ---          --------          ---
Total ........................................................       $5,533.5          208          $5,125.6          212
                                                                     ========          ===          ========          ===
By Manufacturer:
   Boeing ....................................................       $2,603.7          124          $2,558.8          133
   Airbus ....................................................        2,886.6           76           2,536.9           70
   Other .....................................................           43.2            8              29.9            9
                                                                     --------          ---          --------          ---
Total ........................................................       $5,533.5          208          $5,125.6          212
                                                                     ========          ===          ========          ===
By Body Type(1):
   Narrow body ...............................................       $4,091.6          163          $3,894.9          168
   Intermediate ..............................................        1,101.8           21             842.7           18
   Wide body .................................................          296.9           16             358.1           17
   Other .....................................................           43.2            8              29.9            9
                                                                     --------          ---          --------          ---
Total ........................................................       $5,533.5          208          $5,125.6          212
                                                                     ========          ===          ========          ===
By Product:
   Operating lease ...........................................       $4,799.2          168          $4,324.6          167
   Leverage lease (other) ....................................          342.6           12             336.6           12
   Leverage lease (tax optimized) ............................          182.5            8             221.0            9
   Capital lease .............................................          126.3            6             137.4            6
   Loan ......................................................           82.9           14             106.0           18
                                                                     --------          ---          --------          ---
Total ........................................................       $5,533.5          208          $5,125.6          212
                                                                     ========          ===          ========          ===
Other Data:
Off-lease aircraft ...........................................              2                              2
Number of accounts ...........................................             97                             92
Weighted average age of fleet (years) ........................              6                              6
Largest customer net investment ..............................       $  279.3                       $  286.4

--------------------------------------------------------------------------------
(1) Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design, which consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

      The top five commercial aerospace exposures, which totaled $1,064.3 million at September 30, 2005, are to carriers outside of the U.S. The largest exposure to a U.S. carrier at September 30, 2005 was $158.9 million. Future revenues and aircraft values could be impacted by the actions of the carriers, management's actions with respect to re-marketing the aircraft, airline industry performance and aircraft utilization levels.

      The profitability of the commercial aerospace portfolio has improved over the past year reflecting a number of positive factors including: improving global demand for commercial aircraft, continued recovery in rental rates and lower tax rates. Additionally, the risk-based capital returns on new aircraft deliveries (from our existing order book) exceed our targeted hurdle rate.

      The regional aircraft portfolio at September 30, 2005 consisted of 117 planes and a net investment of $291.4 million. The carriers are primarily located in North America and Latin America. Operating leases account for about 32.7% of the portfolio, with the balance capital leases or loans. At December 31, 2004, the portfolio consisted of 121 planes with a net investment of $302.6 million.

      At September 30, 2005, two commercial aircraft were off-lease (book value of $47.6 million). Generally, commercial aerospace leases are being written for terms between three and five years. There were two aircraft off-lease with a total book value of approximately $2.8 million within the regional aircraft portfolio at September 30, 2005.

      The following is a list of our exposure to aerospace carriers that have filed for bankruptcy protection and the current status of our related aircraft at September 30, 2005:

      o UAL Corp. -- United Airlines leases two CIT-owned narrow body aircraft (Boeing 757 aircraft) with a net investment of $44.9 million. We hold Senior A tranche Enhanced Equipment Trust Certificates ("EETCs") issued by United Airlines, which are debt instruments collateralized by aircraft operated by the airline, with a fair value of $32.3 million. Further, we have an outstanding balance of $9.6 million (with a commitment of $31.3 million) relating to a debtor-in-possession facility in connection with United Airlines' filing under Chapter 11.

      o US Airways -- US Airways exited its second Chapter 11 filing via a merger with America West. One CIT-owned 737-300 remains with the airline through 2007, for a total net investment of $5.8 million.

      o Delta Air Lines -- On September 14, 2005, Delta Air Lines announced that it had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We are currently in negotiations under Section 1110 of the Code. We have loans and leases secured by eight aircraft for a total net investment of $88.5 million.

      o Northwest Airlines -- On September 14, 2005, Northwest Airlines announced that it had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We are currently in negotiations under
            Section 1110 of the Code with respect to one aircraft and have been notified that two other aircraft will be returned. As of September 30, 2005, we had $49.7 million in finance receivables from Northwest Airlines.

      In total, we have exposures to U.S. commercial airline hub carriers of approximately $389 million at September 30, 2005. See "Reserve for Credit Losses" for additional information regarding our reserves and the applicability to commercial aerospace.

      Our aerospace assets include both operating leases and capital leases. Management considers current lease rentals as well as relevant and available market information (including third party sales for similar equipment, published appraisal data and other marketplace information) both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. We adjust the depreciation schedules of commercial aerospace equipment on operating leases or residual values underlying capital leases when required. Aerospace assets are reviewed for impairment annually, or more often should events or circumstances warrant. An aerospace asset is defined as impaired when the expected undiscounted cash flow over its expected remaining life is less than its book value. Both historical information and current economic trends are factored into the assumptions and analyses used when determining the expected undiscounted cash flow. Included among these assumptions are the following:

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

      The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

                                                                 Before Swaps                   After Swaps
                                                         --------------------------     ---------------------------
                                                         Fixed rate   Floating rate     Fixed rate    Floating rate
                                                         ----------   -------------     ----------    -------------
                   September 30, 2005
Assets.................................................      49%            51%             49%            51%
Liabilities............................................      49%            51%             43%            57%

                    December 31, 2004
Assets.................................................      55%            45%             55%            45%
Liabilities............................................      60%            40%             46%            54%

      Total interest sensitive assets were $49.9 billion and $41.7 billion at September 30, 2005 and December 31, 2004. Total interest sensitive liabilities were $44.1 billion and $35.9 billion at September 30, 2005 and December 31, 2004. The addition of the education lending receivables and related debt during first quarter increased the proportions of floating-rate assets and liabilities at September 30, 2005, as compared to December 31, 2004.

Foreign Exchange Risk Management -- CIT utilizes foreign currency exchange forward contracts to hedge or mitigate currency risk underlying foreign currency loans to subsidiaries and the net investments in foreign operations to the extent local foreign currency borrowings are not raised. These contracts are designated as foreign currency cash flow hedges or net investment hedges and changes in fair value of these contracts are recorded in accumulated other comprehensive loss along with the translation gains and losses on the underlying hedged items. Translation gains and losses of the underlying foreign net investment, as well as offsetting derivative gains and losses on designated hedges, are reflected in accumulated other comprehensive loss in the Consolidated Balance Sheets. CIT also utilizes cross currency swaps to hedge currency risk underlying foreign currency debt and selected foreign currency assets. These swaps are designated as foreign currency cash flow hedges or foreign currency fair value hedges and changes in fair value of these contracts are recorded in accumulated other comprehensive loss (for cash flow hedges), or effectively as a basis adjustment (including the impact of the offsetting adjustment to the carrying value of the hedged item) to the hedged item (for fair value hedges) along with the transaction gains and losses on the underlying hedged items.

Liquidity Risk Management and Capital Resources -- Liquidity risk refers to the risk of being unable to meet potential cash outflows promptly and cost-effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding and committed alternate sources of funding, and we maintain and periodically review a contingency funding plan to be implemented in the event of any form of market disruption. Additionally, we target our debt issuance strategy to achieve a maturity profile designed to reduce refinancing risk. The primary funding sources are commercial paper (U.S., Canada and Australia), long-term debt (U.S. and International) and asset-backed securities (U.S. and Canada).

      Outstanding commercial paper totaled $5.2 billion at September 30, 2005, compared with $4.2 billion at December 31, 2004. Our targeted U.S. program size remains at $5.0 billion with modest programs aggregating approximately $500 million to be maintained in Canada and Australia. Our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper. We have aggregate bank facilities of $6.3 billion in multi-year facilities. We also have a 5-year unsecured committed line of credit of $750 million, of which $306 million has been drawn as of September 30, 2005. In addition, we have a separate 364-day unsecured committed line of credit of $152 million, which supports the Australian commercial paper program.

      We maintain registration statements with the Securities and Exchange Commission ("SEC") covering debt securities that we may sell in the future. At September 30, 2005, our registration statements had $4.5 billion of registered, but unissued, securities available, under which we may issue debt securities and other capital market securities. Term-debt issued during 2005 totaled $9.4 billion: $4.9 billion in variable-rate medium-term notes and $4.5 billion in fixed-rate notes. Included with the fixed rate notes are issuances under a retail note program in which we offer fixed-rate senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During 2005, we issued $0.3 billion under this program having maturities of between 2 and 10 years.

      To further strengthen our funding capabilities, we maintain committed asset backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home lending and student lending receivables and trade accounts receivable. While these are predominately in the U.S., we also maintain facilities for Canadian domiciled assets. As of September 30, 2005, we had approximately $5.0 billion of availability in our committed asset-backed facilities and $5.0 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

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

      We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability as outlined in the following table:

Liquidity Measurement                                          Current Target   September 30, 2005    December 31, 2004
---------------------                                          --------------   ------------------    -----------------
Commercial paper to total debt..........................       Maximum of 15%            12%                  11%
Short-term debt to total debt...........................       Maximum of 45%            34%                  31%
Bank lines to commercial paper..........................      Minimum of 100%           134%                 150%
Aggregate alternative liquidity* to short-term debt.....       Minimum of 75%            94%                 108%

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

      Our credit ratings are an important factor in meeting our earnings and margin targets as better ratings generally correlate to lower cost of funds (see Net Finance Margin, interest expense discussion). The following credit ratings have been in place since September 30, 2002:

                                             Short-Term    Long-Term     Outlook
                                             ----------    ---------     -------
Moody's....................................      P-1           A2        Stable
Standard & Poor's..........................      A-1           A         Stable
Fitch......................................       F1           A         Stable
DBRS.......................................      R-1L          A         Stable

      The credit ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

      We have certain covenants contained in our legal documents that govern our funding sources. The most significant covenant in CIT's indentures and credit agreements is a minimum net worth requirement defined as total equity of $4.0 billion.

The following tables summarize significant contractual obligations and projected cash receipts, and contractual commitments at September 30, 2005 ($ in millions):

                                                          Payments and Collections(3) by Twelve Month Period Ending September 30,
                                                       -----------------------------------------------------------------------------
                                                         Total         2006          2007          2008         2009         2010+
                                                       ---------     ---------     ---------     ---------    ---------    ---------
Commercial Paper .................................     $ 5,185.1     $ 5,185.1     $      --     $      --    $      --    $      --
Variable-rate senior unsecured notes .............      14,318.1       7,007.2       4,169.8       1,964.5        833.0        343.6
Fixed-rate senior unsecured notes ................      21,473.3       3,107.3       2,585.5       2,457.5      1,660.6     11,662.4
Non-recourse, secured borrowings .................       3,737.7          11.6            --            --           --      3,726.1
Preferred capital security .......................         252.5            --            --            --           --        252.5
Lease rental expense .............................         316.9          54.6          51.8          44.6         25.9        140.0
                                                       ---------     ---------     ---------     ---------    ---------    ---------
   Total contractual obligations .................      45,283.6      15,365.8       6,807.1       4,466.6      2,519.5     16,124.6
                                                       ---------     ---------     ---------     ---------    ---------    ---------
Finance receivables(1) ...........................      42,686.6      13,329.6       4,580.4       3,989.2      2,680.1     18,107.3
Operating lease rental income ....................       3,617.1       1,237.0         882.9         588.8        386.9        521.5
Finance receivables held for sale(2) .............       1,848.4       1,848.4            --            --           --           --
Cash -- current balance ..........................       1,935.4       1,935.4            --            --           --           --
Retained interest in securitizations
   and other investments .........................       1,180.9         864.7         133.2          71.8         81.0         30.2
                                                       ---------     ---------     ---------     ---------    ---------    ---------
   Total projected cash receipts .................      51,268.4      19,215.1       5,596.5       4,649.8      3,148.0     18,659.0
                                                       ---------     ---------     ---------     ---------    ---------    ---------
Net projected cash inflow (outflow) ..............     $ 5,984.8     $ 3,849.3     $(1,210.6)    $   183.2    $   628.5    $ 2,534.4
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

                                                                        Commitment Expiration by September 30,
                                                  --------------------------------------------------------------------------------
                                                    Total           2006          2007          2008          2009         2010+
                                                  ---------      ---------     ---------     ---------     ---------     ---------
Credit extensions(1) ........................     $ 9,523.1      $ 1,674.0     $   723.8     $   987.6     $   897.6     $ 5,240.1
Aircraft purchases ..........................       3,091.0          716.0         819.0         687.0         308.0         561.0
Letters of credit ...........................       1,017.0          910.3           3.3          27.8          64.6          11.0
Sale-leaseback payments .....................         464.7           31.0          31.0          31.0          31.0         340.7
Manufacturer purchase commitments ...........         372.8          372.8            --            --            --            --
Guarantees ..................................         213.0          200.9            --          10.5           1.6            --
Acceptances .................................          24.7           24.7            --            --            --            --
                                                  ---------      ---------     ---------     ---------     ---------     ---------
   Total contractual commitments ............     $14,706.3      $ 3,929.7     $ 1,577.1     $ 1,743.9     $ 1,302.8     $ 6,152.8
                                                  =========      =========     =========     =========     =========     =========

--------------------------------------------------------------------------------
(1) Excludes amounts related to a third-party vendor program that are cancelable at any time or for any reason by the Company. See Note 10 for additional explanation.

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

                                                    September 30,   December 31,
                                                        2005            2004
                                                    -------------   ------------
Securitized Assets:
   Specialty Finance - commercial..................   $3,996.2        $4,165.5
   Specialty Finance - home lending................      911.4         1,228.7
   Equipment Finance...............................    2,585.7         2,915.5
   Corporate Finance...............................       46.1              --
                                                      --------        --------
     Total securitized assets......................   $7,539.4        $8,309.7
                                                      ========        ========
   Securitized assets as a % of managed assets.....       12.3%           15.5%
                                                      ========        ========

                                                                       Quarters Ended               Nine Months Ended
                                                                        September 30,                 September 30,
                                                                     --------------------         ---------------------
                                                                       2005        2004             2005         2004
                                                                     --------    --------         --------     --------
Volume Securitized:
   Specialty Finance - commercial ........................           $1,036.2    $  458.4         $2,498.5     $1,897.2
   Equipment Finance .....................................              360.3       325.4            879.7        970.2
                                                                     --------    --------         --------     --------
     Total volume securitized ............................           $1,396.5    $  783.8         $3,378.2     $2,867.4
                                                                     ========    ========         ========     ========

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

      Our retained interests had a carrying value at September 30, 2005 of $1.1 billion. Retained interests are subject to credit and prepayment risk. As of September 30, 2005, approximately 50% of our outstanding securitization pool balances are in conduit structures. Securitized assets are subject to the same credit granting and monitoring processes which are described in the "Credit Risk Management" section.

      The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2005 were as follows:

                                                           Commercial Equipment
                                                         -----------------------
                                                         Specialty     Equipment
                                                          Finance       Finance
                                                         ---------     ---------
Weighted average prepayment speed.....................     40.04%        12.48%
Weighted average expected credit losses...............      0.38%         0.73%
Weighted average discount rate........................      6.58%         9.00%
Weighted average life (in years)......................      1.26          2.04

      The key assumptions used in measuring the fair value of retained interests in securitized assets at September 30, 2005 were as follows:

                                                             Commercial Equipment       Home Lending
                                                           ------------------------          and       Recreational
                                                           Specialty     Equipment      Manufactured     Vehicles
                                                            Finance      Finance(1)        Housing       and Boats
                                                           ---------     ----------     ------------   ------------
Weighted average prepayment speed......................       21.8%         11.7%           25.7%          21.5%
Weighted average expected credit losses................       0.86%         1.22%           1.52%          1.13%
Weighted average discount rate.........................       7.74%         9.30%          13.10%         15.00%
Weighted average life (in years).......................       1.16          1.49            3.13           2.63

--------------------------------------------------------------------------------
(1)   Includes retained interests transferred to Corporate Finance during 2005.

      The student lending business, which was acquired in February 2005, is funded largely with securitization structures that do not meet the accounting requirements for sales treatment, and are therefore accounted for as secured borrowings. Accordingly, the related receivables, restricted cash and debt are "on balance sheet," and there are no gains on sale or retained interests in securitizations related to these transactions. See disclosure in Item 1. Consolidated Financial Statements, Note 1 -- Summary of Significant Accounting Policies.

      See Profitability and Other Revenue for additional information regarding estimated hurricane losses relating to securitized assets.

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

Capitalization

      The following table presents information regarding our capital structure ($ in millions):

                                                  September 30,    December 31,
                                                      2005             2004
                                                  -------------    ------------
Commercial paper and term debt ...............      $44,714.2        $37,471.0
                                                    ---------        ---------
Total common stockholders' equity(1) .........        6,038.3          6,073.7
Preferred stock ..............................          500.0               --
                                                    ---------        ---------
   Total stockholders' equity(1) .............        6,538.3          6,073.7
Preferred capital securities .................          252.5            253.8
                                                    ---------        ---------
   Total stockholders' equity(1) and
     preferred capital securities ............        6,790.8          6,327.5
Goodwill and other intangible assets .........       (1,003.8)          (596.5)
                                                    ---------        ---------
   Total tangible stockholders' equity(1)
     and preferred capital securities ........        5,787.0          5,731.0
                                                    ---------        ---------
Total tangible capitalization ................      $50,501.2        $43,202.0
                                                    =========        =========
Tangible stockholders' equity(1) and
   preferred capital securities to
   managed assets ............................           9.44%           10.72%
Tangible book value per common share(2) ......      $   25.14        $   26.03

--------------------------------------------------------------------------------
(1) Stockholders' equity excludes the impact of the changes in fair values of derivatives qualifying as cash flow hedges and certain unrealized gains or losses on retained interests and investments, as these amounts are not necessarily indicative of amounts that will be realized. See "Non-GAAP Financial Measurements."

(2) Tangible book value per common share outstanding is the sum of total common stockholders' equity less goodwill and other intangible assets divided by outstanding common stock.

      The student lending acquisition in Specialty Finance - consumer, a factoring purchase in Commercial Services and a healthcare acquisition in Corporate Finance drove the increase in goodwill and acquired intangibles from December 2004.

      During the September 2005 quarter, CIT issued $500 million aggregate amount of Series A and Series B preferred equity securities. Series A has a stated value of $350 million, comprised of 14 million shares of 6.35% non-cumulative fixed rate preferred stock, with a liquidation value of $25 per share. Series B has a stated value of $150 million, comprised of 1.5 million shares of 5.189% non-cumulative adjustable rate preferred stock, with a liquidation value of $100 per share. (See Note 6 -- Stockholders' Equity for further detail on preferred stock.)

      The preferred capital securities are 7.7% Preferred Capital Securities issued in 1997 by CIT Capital Trust I, a wholly-owned subsidiary. CIT Capital Trust I invested the proceeds of that issue in Junior Subordinated Debentures of CIT having identical rates and payment dates. Both Preferred Stock and Preferred Capital Securities are included in tangible equity in our leverage ratios. See "Non-GAAP Financial Measurements" for additional information.

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

Statistical Data

      The following table presents components of net income as a percentage of AEA, along with other selected financial data ($ in millions):

                                                         Nine Months Ended
                                                            September 30,
                                                     -------------------------
                                                        2005           2004
                                                     ----------     ----------
Finance income ...................................         9.29%          9.67%
Interest expense .................................         3.84%          3.20%
                                                     ----------     ----------
Net finance income ...............................         5.45%          6.47%
Depreciation on operating lease equipment ........         2.04%          2.53%
                                                     ----------     ----------
Net finance margin ...............................         3.41%          3.94%
Provision for credit losses ......................         0.46%          0.74%
                                                     ----------     ----------
Net finance margin after provision
  for credit losses ..............................         2.95%          3.20%
Other revenue ....................................         2.22%          2.39%
                                                     ----------     ----------
Operating margin .................................         5.17%          5.59%
Salaries and general operating expenses ..........         2.30%          2.58%
Provision for restructuring ......................         0.07%            --
Gain on redemption of debt .......................           --           0.14%
                                                     ----------     ----------
Income before provision for income taxes .........         2.80%          3.15%
Provision for income taxes .......................        (0.94)%        (1.23)%
Minority interest, after tax .....................        (0.01)%           --
                                                     ----------     ----------
   Net income ....................................         1.85%          1.92%
Preferred stock dividends ........................        (0.01)%           --
                                                     ----------     ----------
   Net income available to common stockholders ...         1.84%          1.92%
                                                     ==========     ==========
Average Earning Assets ...........................   $ 47,092.3     $ 38,119.0
                                                     ==========     ==========

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

      Selected non-GAAP disclosures are presented and reconciled in the table below ($ in millions):

                                                    September 30,   December 31,
                                                         2005          2004
                                                    -------------   ------------
Managed assets(1):
Finance receivables ..............................    $42,686.6      $35,048.2
Operating lease equipment, net ...................      9,184.4        8,290.9
Financing and leasing assets held for sale .......      1,848.4        1,640.8
Equity and venture capital investments
   (included in other assets) ....................         31.1          181.0
                                                      ---------      ---------
Total financing and leasing portfolio assets .....     53,750.5       45,160.9
Securitized assets ...............................      7,539.4        8,309.7
                                                      ---------      ---------
   Managed assets ................................    $61,289.9      $53,470.6
                                                      =========      =========
Earning assets(2):
Total financing and leasing portfolio assets .....    $53,750.5      $45,160.9
Credit balances of factoring clients .............     (4,267.1)      (3,847.3)
                                                      ---------      ---------
   Earning assets ................................    $49,483.4      $41,313.6
                                                      =========      =========
Total tangible stockholders' equity(3):
Total common stockholders' equity ................    $ 6,074.3      $ 6,055.1
Other comprehensive (income) loss relating
   to derivative financial instruments ...........        (15.5)          27.1
Unrealized gain on securitization investments ....        (20.5)          (8.5)
Goodwill and intangible assets ...................     (1,003.8)        (596.5)
                                                      ---------      ---------
Tangible common stockholders' equity .............      5,034.5        5,477.2
Preferred stock ..................................        500.0             --
Preferred capital securities .....................        252.5          253.8
                                                      ---------      ---------
   Total tangible stockholders' equity ...........    $ 5,787.0      $ 5,731.0
                                                      =========      =========
Debt, net of overnight deposits(4):
Total debt .......................................    $44,966.7      $37,724.8
Overnight deposits ...............................       (962.0)      (1,507.3)
Preferred capital securities .....................       (252.5)        (253.8)
                                                      ---------      ---------
   Debt, net of overnight deposits ...............    $43,752.2      $35,963.7
                                                      =========      =========

--------------------------------------------------------------------------------
(1) Managed assets are utilized in certain credit and expense ratios. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to such assets.

(2) Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.

(3) Total tangible stockholders' equity is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive income/losses and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.

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

      o risks inherent in changes in market interest rates and quality spreads,

      o     funding opportunities and borrowing costs,

      o changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets,

      o uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

      o adequacy of reserves for credit losses, including amounts related to hurricane losses and U.S. hub-carrier airlines,

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

      In connection with the June 2001 acquisition by Tyco, our income tax compliance, reporting and planning function was transferred to Tyco. This caused a lapse in maintaining, developing and implementing changes to various income tax financial reporting processes that are currently required. Following our 2002 IPO, we classified our tax reporting as a "reportable condition", as defined by standards established by the American Institute of Certified Public Accountants. As previously reported, we have made substantial progress with respect to the reportable condition by hiring and training personnel, rebuilding tax reporting systems, preparing amendments to prior U.S. Federal income tax returns, and implementing processes and controls with respect to income tax reporting and compliance. We continued to develop the processes and controls to complete an analysis of our income tax asset and liability accounts, including the refinement of, and reconciliation to transactional-level detail of, book to tax differences. During the quarter ended September 30, 2005, we continued developing the transactional-level reconciliations of book to tax differences of our business units and legal entities, which in turn validated our current methodology in connection with remediating the material weakness.

      These transactional-level reconciliations cover the balance sheet amounts at December 31, 2003 and 2004, and certain interim periods therein. In addition, we initiated the 2005 interim period transaction-level reconciliations of book to tax differences using the validated methodology. During the fourth quarter, we will: (1) continue completion of this reconciliation work, (2) continue completion of computations of other balance sheet tax assets and liabilities, including the net operating loss carry forward, (3) assess the results of this work with respect to the previously reported balances of our deferred tax assets and liabilities and other tax assets and liabilities, and (4) proceed with testing the internal controls over tax reporting in connection with our 2005 overall management assessment of internal controls.

      Accordingly, as of the end of the period covered by this report, we have not fully remediated the material weakness in the Company's internal control over income tax deferred assets and liabilities but anticipate a resolution in connection with issuing our 2005 financial statements.

      Other than the changes discussed above, there have been no changes to the Company's internal controls over financial reporting that occurred since the beginning of the Company's third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

NorVergence Related Litigation

      On September 9, 2004, Exquisite Caterers Inc., et al. v. Popular Leasing Inc., et al. ("Exquisite Caterers"), a putative national class action, was filed in the Superior Court of New Jersey against 13 financial institutions, including CIT, which had acquired equipment leases ("NorVergence Leases") from NorVergence, Inc., a reseller of telecommunications and Internet services to businesses. The complaint alleged that NorVergence misrepresented the capabilities of, and overcharged for, the equipment leased to its customers and that the NorVergence Leases are unenforceable. Plaintiffs seek rescission, punitive damages, treble damages and attorneys' fees. In addition, putative class action suits in Illinois and Texas, all based upon the same core allegations and seeking the same relief, were filed by NorVergence customers against CIT and other financial institutions and remain pending. The Court in Exquisite Caterers certified a New Jersey-only class, and a motion for decertification is pending.

      On July 14, 2004, the U.S. Bankruptcy Court ordered the liquidation of NorVergence under Chapter 7 of the Bankruptcy Code. Thereafter, the Attorneys General of several states commenced investigations of NorVergence and the financial institutions, including CIT, that purchased NorVergence Leases. CIT has entered into settlement agreements with the Attorneys General in each of these states, except for Texas. Under those settlements, lessees have had an opportunity to resolve all claims by and against CIT by paying a percentage of the remaining balance on their leases. CIT has also produced documents related to NorVergence at the request of the Federal Trade Commission ("FTC") and pursuant to a subpoena in a grand jury proceeding being conducted by the U.S. Attorney for the Southern District of New York in connection with an investigation of transactions related to NorVergence.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The following table details the repurchase activity of CIT common stock during the September 30, 2005 quarter:

                                                                                           Total Number of          Maximum Number
                                                             Total            Average     Shares Purchased       of Shares that May
                                                           Number of           Price     as Part of Publicly      Yet be Purchased
                                                            Shares             Paid        Announced Plans         Under the Plans
                                                           Purchased         Per Share       or Programs             or Programs
                                                          -----------        ---------   -------------------     ------------------
Balance at June 30, 2005 ......................             2,208,805                                                  3,905,900
                                                           ----------
   July 1 - 31 2005 ...........................               510,800          $44.05            510,800               3,395,100
   August 1 - 31, 2005 ........................               374,503          $45.16            374,503               3,020,597
   September 1 - 30, 2005 .....................               594,600          $45.79            594,600               2,425,997
   Accelerated stock buyback ..................            10,063,467          $44.48         10,063,467                  (1)
                                                           ----------
   Total Purchases ............................            11,543,370
                                                           ----------
Reissuances(2) ................................            (1,736,931)
                                                           ----------
Balance at September 30, 2005 .................            12,015,244
                                                           ==========

--------------------------------------------------------------------------------
(1) On July 28, 2005, the Company paid $500 million and received an initial delivery of 8,232,655 shares. On August 12, 2005, the Company received an additional 1,830,812 shares under the program. CIT retains the right to receive up to a maximum of 1,232,261 additional shares at the conclusion of the program in the fourth quarter of 2005. The actual amount received will depend on CIT's common stock price during the remaining term of the repurchase agreement.

(2) Includes the issuance of common stock held in treasury upon exercise of stock options, payment of employee stock purchase plan obligations and the vesting of restricted stock.

      In connection with a share repurchase program authorized by the Company's Board of Directors, on July 19, 2005, the Company entered into an agreement to purchase shares of the Company's common stock for an aggregate purchase price of $500 million under an accelerated stock buyback program, which provided for the upfront delivery of $500 million and the initial receipt of 8,232,655 shares by CIT. The agreement also provides for two subsequent share deliveries, the first of which occurred on August 12, 2005 when the Company received an additional 1,830,812 shares. The final delivery to CIT at the conclusion of the program during the fourth quarter of 2005, which could be a maximum of 1,232,261 additional shares, will depend on the price of CIT common stock during the remaining term of the agreement. The shares received are held in treasury.

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

Item 6. Exhibits

      (a) Exhibits

            3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

            3.2 Amended and Restated By-laws of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

            3.3 Certificate of Designations relating to the Company's 6.350% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29,
                  2005).

            3.4 Certificate of Designations relating to the Company's Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29,
                  2005).

            4.1 Indenture dated as of August 26, 2002 by and among CIT Group Inc., Bank One Trust Company, N.A., as Trustee and Bank One NA, London Branch, as London Paying Agent and London
                  Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

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

            10.1* Master  Confirmation  Agreement  and the related  Supplemental
                  Confirmation dated as of July 19, 2005 between Goldman, Sachs and Co. and CIT Group Inc. relating to CIT's accelerated stock repurchase program (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by CIT on August 5, 2005).

            12.1 CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

            31.1 Certification of Jeffrey M. Peek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Joseph M. Leone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------
* Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

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

      November 4, 2005