Form 10-K/A
period 2004-12-31
CIT GROUP INC
filed 2005-12-13
CIK 1171825

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   Form 10-K/A
                          Amendment No. 2 To Form 10-K

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




================================================================================

Overview

      We are filing this amendment to our Form 10-K for the fiscal year ended December 31, 2004 to restate Management's Report on Internal Control Over Financial Reporting included in Item 9A Controls and Procedures.

      During the fourth quarter of 2005, we determined that certain compound derivatives did not qualify for hedge accounting treatment from their inception, which caused us to restate the financial statements for the quarters ended March 31, June 30, and September 30, 2005 and file amended Form 10-Q's for those periods. See Item 9A -- Management's Report on Internal Control Over Financial Reporting (Restated) for a description of the control deficiency identified. This control deficiency did not result in any material adjustments to the 2004 annual or interim consolidated financial statements. Management concluded that this control deficiency constitutes a material weakness as of December 31, 2004 due to the fact that its existence could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected.

      As of the date of this filing, we have fully remediated this material weakness relating to derivative documentation and hedge accounting treatment.

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

Consolidated financial statements (not presented herein)

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) of the Form 10-K for the year ended December 31, 2004 present fairly, in all material respects, the financial position of CIT Group Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, the three months ended December 31, 2002 and the fiscal year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

      Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting (Restated) appearing under
Item 9A, that CIT Group Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over (A) the reconciliations of the differences between the tax basis and book basis of each component of the Company's balance sheet with the deferred tax asset and liability accounts and (B) the classification and related valuation and documentation over certain of its compound derivative transactions, specifically certain cross-currency interest rate swaps used to hedge the Company's foreign-denominated debt, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2004.

(A) The Company did not maintain effective controls over the reconciliations of the differences between the tax basis and book basis of each component of the Company's balance sheet with the deferred tax asset and liability accounts. The control deficiency did not result in any adjustments to the 2004 annual or interim consolidated financial statements. However, this control deficiency results in more than a remote likelihood that a material misstatement to the deferred tax asset and liability accounts, and income tax provision will not be prevented or detected in the annual or interim financial statements. Accordingly, management has determined that this condition constitutes a material weakness.

(B) The Company did not maintain effective controls over the classification and related valuation and documentation of certain of its compound derivative transactions, specifically certain cross-currency interest rate swaps used to hedge the Company's foreign-denominated debt. This control deficiency did not result in a material misstatement to the 2004 annual or interim consolidated financial statements. However, this control deficiency resulted in the restatement of the Company's 2005 first, second and third quarter interim consolidated financial statements. This control deficiency could result in the misstatement of derivative related accounts including other revenue, debt and other comprehensive income that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

      In our opinion, management's assessment that CIT Group Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, CIT Group Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

      Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weakness described in (A) above. Subsequent to the issuance of our reports, management determined that the material weakness described in (B) above also existed as of December 31, 2004. Accordingly, Management's Report on Internal Control Over Financial Reporting and our opinion on the effectiveness of internal control over financial reporting have been restated to include this additional material weakness.


PricewaterhouseCoopers LLP
New York, New York
March 4, 2005, except for the matter
described in the penultimate paragraph
of Management's Report on Internal
Control Over Financial Reporting as to
which the date is December 12, 2005


Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures (Restated)

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report because of the material weaknesses discussed below.

Management's Report on Internal Control Over Financial Reporting (Restated)

      Management of CIT is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in
Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.


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

      As of December 31, 2004, the Company did not maintain effective controls over the classification and related valuation and documentation of certain of its compound derivative transactions, specifically certain cross-currency interest rate swaps used to hedge the Company's foreign-denominated debt. This control deficiency did not result in a material misstatement to the 2004 annual or interim consolidated financial statements. This control deficiency resulted in the restatement of the Company's 2005 first, second and third quarter interim consolidated financial statements. In addition, this control deficiency could result in the misstatement of derivative related accounts, including other revenue, debt and other comprehensive income that would result in a material misstatement of the annual or interim financial statements, that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness as of December 31, 2004.

      Based on management's evaluation under the criteria in Internal Control - Integrated Framework issued by the COSO, management has concluded that CIT did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effect of the material weaknesses described above.

      Management previously concluded that the Company did not maintain effective internal controls over financial reporting as of December 31, 2004 because of the income tax-related material weakness described above. Subsequent to the issuance of our report management determined that the derivative-related material weakness described above also existed as of December 31, 2004. Accordingly, we have restated our report on internal control over financial reporting to include this additional material weakness.

      Management's restated assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report (which expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of December 31,
2004) which appears herein.

Changes in Internal Control Over Financial Reporting

Derivative Hedge Accounting

      During the fourth quarter of 2005, we learned of an interpretation with respect to applying the "matched terms" approach in hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"). We reviewed our accounting for certain cross-currency interest rate swaps ("compound swaps" or "compound derivatives") under SFAS 133.

      We determined that certain compound swaps were not appropriately accounted for, even though these swaps were highly effective economic hedges of the interest rate and currency exchange risks associated with corresponding foreign denominated debt. We documented these swaps originally as "matched terms" hedges, which assumes no hedge ineffectiveness. The swaps would have qualified for "long-haul" hedge accounting, with ineffectiveness reflected in current earnings. However, the swaps did not qualify for hedge accounting treatment from their inception, as SFAS 133 does not allow for subsequent documentation modifications.

      The elimination of hedge accounting from inception of the compound swaps resulted in restatements of originally reported earnings in each of the quarterly periods of 2005 to reflect the elimination of adjustments to the corresponding debt under SFAS 133 fair value hedge accounting for changes in interest rates during each period. These adjustments to earnings will reduce future earnings by an equal amount through 2015.

      In connection with this restatement, under the direction of our principal executive officer and our principal financial officer, we determined that the above constituted a material weakness in internal control with respect to our accounting treatment and related hedge documentation for certain cross-currency swaps as of December 31, 2004.

      As of the date of this filing, we have fully remediated this material weakness relating to derivative documentation and hedge accounting treatment. Our remediation actions included the following:

      o All of the subject compound swaps have been replaced with corresponding stand alone replacement swaps (a cross-currency basis swap and an interest rate swap, both with zero fair value at inception), which qualify for hedge accounting treatment under SFAS 133.

      o We do not intend to transact compound swaps prospectively and have communicated a formal prohibition against such transactions to the appropriate treasury, accounting, legal and internal audit personnel.

      o We have updated our derivative policy manual to specifically prohibit the use of compound swaps.

      o We have conducted training sessions with the appropriate treasury, accounting, legal and internal audit personnel with respect to the above to ensure that we evaluate and document derivative transactions in compliance with SFAS 133.

Income Tax Accounting

      As discussed above, management has determined that the lack of a control to reconcile the difference between the tax basis and book basis of each component of the Company's balance sheet with the deferred tax asset and liability accounts constitutes a material weakness in internal control over financial reporting. Management has performed alternative analyses and reconciliations of the income tax balance sheet and income statement accounts and based thereon believes that the 2004 income tax provision is appropriate and that the remediation will not result in a material adjustment to the Company's reported balance sheet or net income as of or for the year ended December 31, 2004.


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


      Other than the changes discussed above, with respect to income tax accounting and derivative hedge accounting, there have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B. Other Information.

      None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CIT GROUP INC.

                                   By:          /s/ ROBERT J. INGATO
                                       .........................................
December 13, 2005                                  Robert J. Ingato
                                       Executive Vice President, General Counsel
                                                     and Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on December 13, 2005 in the capacities indicated below.


                         Name                                        Date
                         ----                                        ----

                  /S/ JEFFREY M. PEEK                         December 13, 2005
.....................................................
                    Jeffrey M. Peek
         Chairman and Chief Executive Officer
                      and Director


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

                    WILLIAM FREEMAN
.....................................................
                    William Freeman
                       Director

                    THOMAS H. KEAN*
.....................................................
                    Thomas H. Kean
                       Director

                 EDWARD J. KELLY, III*
.....................................................
                 Edward J. Kelly, III
                       Director

                 MARIANNE MILLER PARRS*
.....................................................
                 Marianne Miller Parrs
                       Director


                   TIMOTHY M. RING*
.....................................................
                    Timothy M. Ring
                       Director


                      JOHN RYAN*
.....................................................
                       John Ryan
                       Director



.....................................................
                   Seymour Sternberg
                       Director


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