Form 10-Q/A
period 2005-03-31
CIT GROUP INC
filed 2005-12-13
CIK 1171825

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               -------------------
                                   Form 10-Q/A
                          Amendment No. 1 to Form 10-Q
                               -------------------


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

                                    Overview

      We are filing this amendment to our Form 10-Q for the quarterly period ended March 31, 2005 to restate financial statements and corresponding financial information for certain derivative transactions that do not qualify for hedge accounting. We are also including other previously identified, immaterial, in-period financial statement changes in conjunction with this amendment.

      The primary impacts of this restatement of non-cash items on our financial statements and certain key financial ratios are as follows ($ in millions, per share amounts in dollars):

                                               Previously
At or for the Quarter Ended                     Reported      Restated    Change
  March 31, 2005                               ----------     --------    ------
Income Statement
 Finance income ............................   $ 1,022.0    $ 1,028.0    $  6.0
 Interest expense ..........................       394.2        391.5      (2.7)
 Other revenue .............................       239.4        265.7      26.3
 Salaries and general operating
   expenses ................................       261.0        264.0       3.0
 Provision for income taxes ................       122.8        137.6      14.8
 Net income ................................       210.4        227.6      17.2
 Basic earnings per share ..................        1.00         1.08      0.08
 Diluted earnings per share ................        0.98         1.06      0.08
Balance Sheet
 Finance receivables and education lending
   receivables..............................    41,182.5     41,180.1      (2.4)
 Other assets ..............................     2,756.8      2,762.8       6.0
 Total debt ................................    42,525.3     42,493.9     (31.4)
 Accrued liabilities and payables ..........     3,619.1      3,636.9      17.8
 Total stockholders' equity ................     6,318.0      6,335.2      17.2
Financial Ratios
 Net finance margin as a percentage of
   average earning assets ..................        3.54%        3.62%
 Return on average earning assets ..........        1.91%        2.07%
 Return on average common equity ...........        13.6%        14.7%
 Return on average tangible common equity ..        15.3%        16.5%
 Tangible stockholders' equity and
   preferred capital securities to
   managed assets ..........................        9.59%        9.62%
 Efficiency Ratio ..........................        40.8%        39.1%

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

      We determined that eight compound cross-currency and interest rate swaps with a notional principal of approximately $1.5 billion at March 31, 2005 were not appropriately accounted for, even though these compound swaps were highly effective economic hedges of the interest rate and currency exchange risks associated with the corresponding foreign denominated debt. We documented these swaps originally as "matched terms" hedges which assumes no hedge ineffectiveness. The swaps would have qualified for "long-haul" hedge accounting with ineffectiveness reflected in current earnings. However, the swaps did not qualify for hedge accounting treatment from their inception, as SFAS 133 does not allow for subsequent documentation modifications.

      The elimination of hedge accounting from inception of the compound swaps resulted in an increase to other revenue and earnings for the three months ended March 31, 2005 to reflect the elimination of adjustments to the basis of the corresponding debt under SFAS 133 fair value hedge accounting for changes in interest rates during each period. This increase to revenues in the current period will reduce future earnings by an equal amount through 2015.

      As a result of the review of our accounting, we have terminated these compound cross-currency swaps and replaced each with a pair of individual swaps (a cross-currency basis swap and an interest rate swap, both with zero fair value at inception) with the same counterparties and with the same terms as both the hedged debt and the original compound derivatives. The replacement derivative contracts achieve the same economics as the original compound derivatives and will be accounted for as hedges under SFAS 133. Accessing non-U.S. capital markets is a key element of our funding strategy, and we remain committed to our risk management strategy to hedge, or significantly mitigate, our interest and currency risk and to transact derivatives only for risk management purposes. We plan to utilize stand alone swaps for similar hedge transactions in the future.

      After reviewing the above with the Audit Committee of the Board of Directors on December 9, 2005, the Audit Committee agreed with management's recommendation to adjust our financial statements. In light of this decision and resulting restatement, the previously reported financial statements and other information included in the CIT Group Inc. Form 10-Q for the quarterly period ended March 31, 2005 should no longer be relied upon.

                         CIT GROUP INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                           Page
                                                                           ----

                         Part I--Financial Information:
Item 1.    Consolidated Financial Statements............................     1
           Consolidated Balance Sheets (Unaudited)......................     1
           Consolidated Statements of Income (Unaudited)................     2
           Consolidated Statements of Stockholders' Equity (Unaudited)..     3
           Consolidated Statements of Cash Flows (Unaudited)............     4
           Notes to Consolidated Financial Statements (Unaudited).......   5-18
Item 2.    Management's Discussion and Analysis of Financial Condition
and           and Results of Operations and
Item 3.    Quantitative and Qualitative Disclosure about Market Risk....   19-42
Item 4.    Controls and Procedures......................................    43

                           Part II--Other Information:
Item 1.    Legal Proceedings............................................    45
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..    45
Item 3.    Default Upon Senior Securities...............................    46
Item 4.    Submission of Matters to a Vote of Security Holders..........    46
Item 5.    Other Information............................................    46
Item 6.    Exhibits.....................................................    46

Signatures .............................................................    47

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                        CIT GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                      ($ in millions -- except share data)


                                                                          March 31,     December 31,
                                                                            2005            2004
                                                                         ----------     ------------
                                                                         (Restated)
                                   ASSETS
Financing and leasing assets:
   Finance receivables ..............................................     $36,858.2      $35,048.2
   Education lending receivables pledged ............................       4,321.9             --
   Reserve for credit losses ........................................        (620.4)        (617.2)
                                                                          ---------      ---------
   Net finance receivables ..........................................      40,559.7       34,431.0
   Operating lease equipment, net ...................................       8,313.1        8,290.9
   Finance receivables held for sale ................................       1,481.3        1,640.8
Cash and cash equivalents, including $234.4 and $0.0 restricted .....       1,638.1        2,210.2
Retained interest in securitizations and other investments ..........       1,123.2        1,228.2
Goodwill and intangible assets, net .................................         906.4          596.5
Other assets ........................................................       2,762.8        2,713.7
                                                                          ---------      ---------
Total Assets ........................................................     $56,784.6      $51,111.3
                                                                          =========      =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
   Commercial paper .................................................     $ 3,963.0      $ 4,210.9
   Variable-rate senior unsecured notes .............................      11,473.1       11,545.0
   Fixed-rate senior unsecured notes ................................      22,165.6       21,715.1
   Non-recourse, secured borrowings -- education lending ............       4,638.9             --
   Preferred capital securities .....................................         253.3          253.8
                                                                          ---------      ---------
Total debt ..........................................................      42,493.9       37,724.8
Credit balances of factoring clients ................................       4,269.8        3,847.3
Accrued liabilities and payables ....................................       3,636.9        3,443.7
                                                                          ---------      ---------
Total Liabilities ...................................................      50,400.6       45,015.8
                                                                          ---------      ---------
Commitments and Contingencies (Note10)
Minority interest ...................................................          48.8           40.4
Preferred capital securities
Stockholders' Equity:
   Preferred stock: $0.01 par value, 100,000,000 authorized;
     none issued ....................................................            --             --
   Common stock: $0.01 par value, 600,000,000 authorized;
     Issued: 212,119,700 and 212,112,203 ............................           2.1            2.1
     Outstanding: 210,771,309 and 210,440,170
   Paid-in capital, net of deferred compensation of $68.6
     and $39.3 ......................................................      10,654.5       10,674.3
   Accumulated deficit ..............................................      (4,299.3)      (4,499.1)
   Accumulated other comprehensive income / (loss) ..................          31.2          (58.4)
Less: treasury stock, 1,348,391 and 1,672,033 shares, at cost .......         (53.3)         (63.8)
                                                                          ---------      ---------
Total Stockholders' Equity ..........................................       6,335.2        6,055.1
                                                                          ---------      ---------
Total Liabilities and Stockholders' Equity ..........................     $56,784.6      $51,111.3
                                                                          =========      =========


                 See Notes to Consolidated Financial Statements

                         CIT GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    ($ in millions -- except per share data)


                                                             Quarters Ended
                                                                March 31,
                                                         ----------------------
                                                            2005        2004
                                                         ----------   ---------
                                                         (Restated)
Finance income ........................................  $ 1,028.0    $   896.9
Interest expense ......................................      391.5        298.0
                                                         ---------    ---------
Net finance income ....................................      636.5        598.9
Depreciation on operating lease equipment .............      237.6        235.8
                                                         ---------    ---------
Net finance margin ....................................      398.9        363.1
Provision for credit losses ...........................       45.3         85.6
                                                         ---------    ---------
Net finance margin after provision for credit losses ..      353.6        277.5
Other revenue .........................................      265.7        230.4
Net gain on venture capital investments ...............       10.8          0.7
                                                         ---------    ---------
Operating margin ......................................      630.1        508.6
Salaries and general operating expenses ...............      264.0        240.0
Gain on redemption of debt ............................         --         41.8
                                                         ---------    ---------
Income before provision for income taxes ..............      366.1        310.4
Provision for income taxes ............................     (137.6)      (121.1)
Minority interest, after tax ..........................       (0.9)          --
                                                         ---------    ---------
Net income ............................................  $   227.6    $   189.3
                                                         =========    =========
Earnings per share
Basic earnings per share ..............................  $    1.08    $    0.89
Diluted earnings per share ............................  $    1.06    $    0.88
Number of shares -- basic (thousands) .................    210,656      211,839
Number of shares -- diluted (thousands) ...............    215,090      215,809
Dividends per common share ............................  $    0.13    $    0.13


                 See Notes to Consolidated Financial Statements

                         CIT GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                                 ($ in millions)


                                                                                                  Accumulated
                                                                                  Accumulated        Other           Total
                                           Common     Paid-in      Treasury        (Deficit)     Comprehensive   Stockholders
                                            Stock     Capital        Stock          Earnings     Income/(Loss)      Equity
                                           ------    ---------     --------       -----------    -------------   ------------
                                                                                   (Restated)                      (Restated)
December 31, 2004 ...................       $2.1     $10,674.3      $(63.8)        $(4,499.1)       $(58.4)        $6,055.1
Net income ..........................                                                  227.6                          227.6
Foreign currency translation
   adjustments ......................                                                                 42.6             42.6
Change in fair values of
   derivatives qualifying as cash
   flow hedges ......................                                                                 47.4             47.4
Unrealized loss on equity and
   securitization investments, net ..                                                                 (0.8)            (0.8)
Minimum pension liability
   adjustment .......................                                                                  0.4              0.4
                                                                                                                   --------
Total comprehensive income ..........                                                                                 317.2
                                                                                                                   --------
Cash dividends ......................                                                  (27.8)                         (27.8)
Restricted common stock grants
   amortization .....................                      9.7                                                          9.7
Treasury stock purchased, at cost ...                                (59.3)                                           (59.3)
Exercise of stock option awards .....                    (29.3)       68.8                                             39.5
Employee stock purchase plan
   participation ....................                     (0.2)        1.0                                              0.8
                                            ----     ---------      ------         ---------        ------         --------
March 31, 2005 ......................       $2.1     $10,654.5      $(53.3)        $(4,299.3)       $ 31.2         $6,335.2
                                            ====     =========      ======         =========        ======         ========


                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in millions)


                                                                         Quarters Ended
                                                                            March 31,
                                                                    ------------------------
                                                                       2005           2004
                                                                    ----------     ---------
                                                                    (Restated)
Cash Flows From Operations
Net income ....................................................     $   227.6      $   189.3
Adjustments to reconcile net income to net cash flows
   from operations:
   Depreciation and amortization ..............................         248.3          248.2
   Provision for deferred federal income taxes ................         104.8           95.4
   Provision for credit losses ................................          45.3           85.6
   Gains on equipment, receivable and investment sales ........         (66.6)         (62.5)
   Gain on debt redemption ....................................            --          (41.8)
   Net proceeds from finance receivables held for sale ........         372.5          273.4
   (Increase) decrease in other assets ........................         (54.5)         303.1
   Increase (decrease) in accrued liabilities and payables ....         102.7         (346.6)
   Other ......................................................         (44.1)         (26.0)
                                                                    ---------      ---------
Net cash flows provided by operations .........................         936.0          718.1
                                                                    ---------      ---------

Cash Flows From Investing Activities
Loans extended ................................................     (12,603.0)     (11,743.3)
Collections on loans ..........................................      11,665.3       10,532.9
Proceeds from asset and receivable sales ......................         900.3          798.9
Purchase of finance receivable portfolios .....................        (902.9)        (595.1)
Net increase in short-term factoring receivables ..............        (319.6)        (400.8)
Purchases of assets to be leased ..............................        (326.2)        (268.7)
Acquisitions, net of cash acquired ............................        (152.6)            --
Intangible assets acquired ....................................         (29.0)            --
Other .........................................................          95.5           (1.1)
                                                                    ---------      ---------
Net cash flows (used for) investing activities ................      (1,672.2)      (1,677.2)
                                                                    ---------      ---------

Cash Flows From Financing Activities
Proceeds from the issuance of variable and fixed-rate notes ...      (3,067.0)      (3,011.5)
Repayments of variable and fixed-rate notes ...................       3,675.4        2,804.2
Net (decrease) increase in commercial paper ...................        (247.9)         646.3
Net loans extended -- pledged in conjunction with
   secured borrowings .........................................        (167.9)            --
Net repayments of non-recourse leveraged lease debt ...........           8.6          (61.1)
Cash dividends paid ...........................................         (27.8)         (28.0)
Other .........................................................          (9.3)          (8.0)
                                                                    ---------      ---------

Net cash flows provided by financing activities ...............         164.1          341.9
                                                                    ---------      ---------
Net (decrease) in cash and cash equivalents ...................        (572.1)        (617.2)
Cash and cash equivalents, beginning of period ................       2,210.2        1,973.7
                                                                    ---------      ---------
Cash and cash equivalents, end of period ......................     $ 1,638.1      $ 1,356.5
                                                                    =========      =========

Supplementary Cash Flow Disclosure
Interest paid .................................................     $   367.9      $   287.5
Federal, foreign, state and local income taxes paid, net ......     $    21.7      $    24.7


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


                                                              Quarters Ended
                                                                March 31,
                                                            ------------------
                                                             2005        2004
                                                            ------      ------
                                                          (Restated)
Net income as reported ..................................   $227.6      $189.3
Stock-based compensation expense --
  fair value method, after tax ..........................     (5.1)       (5.1)
                                                            ------      ------
Pro forma net income ....................................   $222.5      $184.2
                                                            ======      ======
Basic earnings per share as reported ....................   $ 1.08      $ 0.89
Basic earnings per share pro forma ......................   $ 1.06      $ 0.87
Diluted earnings per share as reported ..................   $ 1.06      $ 0.88
Diluted earnings per share pro forma ....................   $ 1.03      $ 0.85

                         CIT GROUP INC. AND SUBSIDIARIES

      For the quarters ended March 31, 2005 and 2004, net income includes $7.8 million and $4.0 million of after-tax compensation cost related to restricted stock awards.


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


Restatement Relating to Derivative Hedge Accounting (see Note 15 -- Restatement Relating to Derivative Hedge Accounting for additional information).


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

                         CIT GROUP INC. AND SUBSIDIARIES

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented ($ in millions, except per share amounts, which are in whole dollars; weighted-average share balances in thousands):


                                           Quarter Ended March 31, 2005               Quarter Ended March 31, 2004
                                     ---------------------------------------     ---------------------------------------
                                                    (Restated)
                                       Income         Shares       Per Share       Income         Shares      Per Share
                                     (Numerator)   (Denominator)     Amount      (Numerator)   (Denominator)    Amount
                                     -----------   -------------   ---------     -----------   -------------   ---------
Basic EPS:
   Income available to
     common stockholders ..........     $227.6        210,656        $1.08          $189.3        211,839        $0.89
Effect of Dilutive Securities:
   Restricted shares ..............         --          1,308                           --            540
   Stock options ..................         --          3,126                           --          3,430
                                        ------        -------                       ------        -------
Diluted EPS .......................     $227.6        215,090        $1.06          $189.3        215,809        $0.88
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


                               Specialty  Specialty                                                 Total    Corporate
                               Finance -  Finance -   Commercial  Corporate  Equipment   Capital   Business     and
                              Commercial   Consumer    Services    Finance    Finance    Finance   Segments    Other    Consolidated
                              ----------  ---------   ----------  ---------  ---------   -------   --------  ---------- ------------
                              (Restated)  (Restated)                                              (Restated) (Restated)  (Restated)
At and for the Quarter
Ended March 31, 2005
Operating margin ..........   $   211.3   $    50.2   $    88.6  $    94.4  $    56.7  $    55.2  $   556.4   $  73.7    $   630.1
Income taxes ..............        41.0        10.0        22.2       25.7       12.7       10.7      122.3      15.3        137.6
Net income (loss) .........        77.9        15.7        37.3       42.7       20.3       26.6      220.5       7.1        227.6
Total financing and
  leasing assets ..........    10,921.1    10,337.1     7,184.9    7,195.1    6,625.0    8,813.1   51,076.3        --     51,076.3
Total managed assets ......    14,791.3    11,468.6     7,184.9    7,195.1    9,339.9    8,813.1   58,792.9        --     58,792.9
At and for the Quarter
Ended March 31, 2004
Operating margin ..........   $   195.7   $    30.4   $    87.9  $    71.8  $    48.3  $    49.6  $   483.7   $  24.9    $   508.6
Income taxes ..............        39.0         5.1        23.4       17.2       10.4       10.9      106.0      15.1        121.1
Net income ................        68.8         8.0        37.5       30.9       15.6       23.3      184.1       5.2        189.3
Total financing and
  leasing assets ..........     9,583.0     3,465.1     6,450.0    6,284.9    6,871.7    8,366.9   41,021.6        --     41,021.6
Total managed assets ......    13,945.6     5,117.0     6,450.0    6,284.9    9,924.2    8,366.9   50,088.6        --     50,088.6

                         CIT GROUP INC. AND SUBSIDIARIES

Note 4 -- Concentrations

      The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets ($ in millions):


                                                         March 31, 2005           December 31, 2004
                                                      --------------------      --------------------
                                                           (Restated)
Geographic
North America:
West ............................................     $10,073.2      19.7%      $ 8,595.3      19.0%
Northeast .......................................       9,820.8      19.3%        8,463.4      18.7%
Midwest .........................................       8,365.2      16.4%        6,907.0      15.3%
Southeast .......................................       7,370.1      14.4%        6,283.3      14.0%
Southwest .......................................       5,325.2      10.4%        4,848.3      10.7%
Canada ..........................................       2,510.4       4.9%        2,483.4       5.5%
                                                      ---------     -----       ---------     -----
Total North America .............................      43,464.9      85.1%       37,580.7      83.2%
Other foreign ...................................       7,611.4      14.9%        7,580.2      16.8%
                                                      ---------     -----       ---------     -----
Total ...........................................     $51,076.3     100.0%      $45,160.9     100.0%
                                                      =========     =====       =========     =====
Industry
Manufacturing(1) ................................     $ 7,522.2      14.7%      $ 6,932.0      15.4%
Retail(2) .......................................       6,669.9      13.1%        5,859.4      13.0%
Consumer based lending -- home lending ..........       5,598.7      11.0%        5,069.8      11.2%
Aerospace -- commercial and regional ............       5,536.5      10.8%        5,512.4      12.2%
Consumer based lending -- education lending .....       4,434.9       8.7%             --        --
Transportation(3) ...............................       2,911.6       5.7%        2,969.6       6.6%
Service industries ..............................       2,749.8       5.4%        2,854.5       6.3%
Consumer based lending -- non-real estate(4) ....       2,362.9       4.6%        2,480.1       5.5%
Wholesaling .....................................       1,813.9       3.5%        1,727.5       3.8%
Construction equipment ..........................       1,680.1       3.3%        1,603.1       3.5%
Communications(5) ...............................       1,190.5       2.3%        1,292.1       2.9%
Automotive Services .............................       1,164.6       2.3%        1,196.3       2.6%
Other (no industry greater than 3.0%)(6) ........       7,440.7      14.6%        7,664.1      17.0%
                                                      ---------     -----       ---------     -----
Total ...........................................     $51,076.3     100.0%      $45,160.9     100.0%
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


      Total comprehensive income for the quarters ended March 31, 2005 and 2004 was $317.2 million and $134.5 million.


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


                                                              Increase/Decrease
                                           Ineffectiveness   to Interest Expense
                                           ---------------   -------------------
For the quarter ended
  March 31, 2005 (Restated).............         $2.3             Decrease
For the quarter ended March 31, 2004 ...         $0.3             Decrease


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

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability item ($ in millions):


                                                           March 31,     December 31,
                                                             2005           2004
                                                          ---------      ------------
                                                                                         Effectively converts the interest rate on
Floating to fixed-rate swaps.........................     $ 3,292.1        $ 3,533.6     an equivalent amount of commercial
                                                                                         paper, variable-rate notes and selected
                                                                                         assets to a fixed rate.

                                                                                         Effectively converts the interest rate on
Fixed to floating-rate swaps.........................       6,880.3          7,642.6     an equivalent amount of fixed-rate notes
                                                          ---------        ---------     and selected assets to a variable rate.
Total interest rate swaps............................     $10,172.4        $11,176.2
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

                         CIT GROUP INC. AND SUBSIDIARIES

      During 2005 and 2004, CIT entered into credit default swaps, with a combined notional value of $118.0 million and terms of 5 years, to economically hedge certain CIT credit exposures. These swaps do not meet the requirements for hedge accounting treatment and therefore are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income. The fair value adjustment for the quarter ended March 31, 2005 amounted to a $1.2 million pretax loss. CIT also has certain cross-currency swaps (with a combined notional principal of $1,764 million (Restated)) and an interest rate swap (basis swap denominated in U.S. dollars (with notional principal of $935 million) that was acquired in the educational lending acquisition. These instruments economically hedge exposures, but do not qualify for hedge accounting. These derivatives are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income.


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


                                                                             CIT
              CONSOLIDATING                     CIT           Capita       Holdings        Other
             BALANCE SHEETS                  Group Inc.    Corporation       LLC        Subsidiaries     Eliminations       Total
             --------------                  ----------    -----------     --------     ------------     ------------     ---------
March 31, 2005 (Restated)
ASSETS
Net finance receivables ...............      $ 1,078.0       $3,434.1      $1,759.7       $34,287.9       $      --       $40,559.7
Operating lease equipment, net ........             --          517.0         126.8         7,669.3              --         8,313.1
Finance receivables held for sale .....             --          117.4          69.6         1,294.3              --         1,481.3
Cash and cash equivalents .............          826.5          667.3          73.6            70.7              --         1,638.1
Other assets ..........................       10,068.0           91.4         292.5           675.7        (6,335.2)        4,792.4
                                             ---------       --------      --------       ---------       ---------       ---------
  Total Assets ........................      $11,972.5       $4,827.2      $2,322.2       $43,997.9       $(6,335.2)      $56,784.6
                                             =========       ========      ========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ..................................      $35,845.2       $  459.2      $1,224.0       $ 4,965.5       $      --       $42,493.9
Credit balances of factoring clients ..             --             --            --         4,269.8              --         4,269.8
Accrued liabilities and payables ......      (30,207.9)       3,800.1        (451.2)       30,495.9              --         3,636.9
                                             ---------       --------      --------       ---------       ---------       ---------
  Total Liabilities ...................        5,637.3        4,259.3         772.8        39,731.2              --        50,400.6
Minority interest .....................             --             --            --            48.8              --            48.8
Total Stockholders' Equity ............        6,335.2          567.9       1,549.4         4,217.9        (6,335.2)        6,335.2
                                             ---------       --------      --------       ---------       ---------       ---------
  Total Liabilities and
  Stockholders' Equity ................      $11,972.5       $4,827.2      $2,322.2       $43,997.9       $(6,335.2)      $56,784.6
                                             =========       ========      ========       =========       =========       =========

December 31, 2004
ASSETS
Net finance receivables ...............      $ 1,121.1       $3,129.8      $1,682.7       $28,497.4       $      --       $34,431.0
Operating lease equipment, net ........             --          517.9         130.8         7,642.2              --         8,290.9
Finance receivables held for sale .....             --          122.4          72.0         1,446.4              --         1,640.8
Cash and cash equivalents .............        1,311.4          670.8         127.5           100.5              --         2,210.2
Other assets ..........................        9,536.8         (278.9)        316.2         1,019.4        (6,055.1)        4,538.4
                                             ---------       --------      --------       ---------       ---------       ---------
  Total Assets ........................      $11,969.3       $4,162.0      $2,329.2       $38,705.9       $(6,055.1)      $51,111.3
                                             =========       ========      ========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ..................................      $34,699.1       $  487.8      $1,383.8       $ 1,154.1       $      --       $37,724.8
Credit balances of factoring clients ..             --             --            --         3,847.3              --         3,847.3
Accrued liabilities and payables ......      (28,784.9)       3,184.5        (591.3)       29,635.4              --         3,443.7
                                             ---------       --------      --------       ---------       ---------       ---------
  Total Liabilities ...................        5,914.2        3,672.3         792.5        34,636.8              --        45,015.8
Minority interest .....................                            --            --            40.4              --            40.4
Total Stockholders' Equity ............        6,055.1          489.7       1,536.7         4,028.7        (6,055.1)        6,055.1
                                             ---------       --------      --------       ---------       ---------       ---------
  Total Liabilities and
  Stockholders' Equity ................      $11,969.3       $4,162.0      $2,329.2       $38,705.9       $(6,055.1)      $51,111.3
                                             =========       ========      ========       =========       =========       =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                                CIT
              CONSOLIDATING                         CIT           Capita      Holdings       Other
          STATEMENTS OF INCOME                   Group Inc.    Corporation      LLC       Subsidiaries    Eliminations      Total
          --------------------                   ----------    -----------    --------    ------------    ------------    --------
Three Months Ended March 31, 2005 (Restated)
Finance income ............................       $  5.5         $162.9        $ 55.7        $803.9         $    --       $1,028.0
Interest expense ..........................        (26.1)          41.6           3.6         372.4              --          391.5
                                                  ------         ------        ------        ------         -------       --------
Net finance income ........................         31.6          121.3          52.1         431.5              --          636.5
Depreciation on operating
  lease equipment .........................           --           66.5          11.0         160.1              --          237.6
                                                  ------         ------        ------        ------         -------       --------
Net finance margin ........................         31.6           54.8          41.1         271.4              --          398.9
Provision for credit losses ...............          1.8           11.1           2.1          30.3              --           45.3
                                                  ------         ------        ------        ------         -------       --------
Net finance margin, after provision
  for credit losses .......................         29.8           43.7          39.0         241.1              --          353.6
Equity in net income of subsidiaries ......        226.6             --            --            --          (226.6)            --
Other revenue .............................         32.2           33.3          21.4         178.8              --          265.7
Net gain on venture capital investments               --             --            --          10.8              --           10.8
                                                  ------         ------        ------        ------         -------       --------
Operating margin ..........................        288.6           77.0          60.4         430.7          (226.6)         630.1
Operating expenses ........................         55.1           26.6          18.5         163.8              --          264.0
                                                  ------         ------        ------        ------         -------       --------
Income (loss) before provision for
  income taxes ............................        233.5           50.4          41.9         266.9          (226.6)         366.1
Benefit (Provision) for income taxes ......         (5.9)         (18.9)        (15.4)        (97.4)             --         (137.6)
Minority interest, after tax ..............           --             --            --          (0.9)             --           (0.9)
                                                  ------         ------        ------        ------         -------       --------
Net income ................................       $227.6         $ 31.5        $ 26.5        $168.6         $(226.6)      $  227.6
                                                  ======         ======        ======        ======         =======       ========

Three Months Ended March 31, 2004
Finance income ............................       $  9.5         $184.4        $ 47.6        $655.4         $    --       $  896.9
Interest expense ..........................        (22.9)          54.1           3.9         262.9              --          298.0
                                                  ------         ------        ------        ------         -------       --------
Net finance income ........................         32.4          130.3          43.7         392.5              --          598.9
Depreciation on operating
  lease equipment .........................           --           84.6          11.1         140.1              --          235.8
                                                  ------         ------        ------        ------         -------       --------
Net finance margin ........................         32.4           45.7          32.6         252.4              --          363.1
Provision for credit losses ...............          4.2           10.7           2.6          68.1              --           85.6
                                                  ------         ------        ------        ------         -------       --------
Net finance margin, after provision
  for credit losses .......................         28.2           35.0          30.0         184.3              --          277.5
Equity in net income of subsidiaries ......        155.6             --            --            --          (155.6)            --
Other revenue .............................          0.6           31.3          32.6         165.9              --          230.4
Net gain on venture capital investments               --             --            --           0.7              --            0.7
                                                  ------         ------        ------        ------         -------       --------
Operating margin ..........................        184.4           66.3          62.6         350.9          (155.6)         508.6
Operating expenses ........................         18.6           36.7          23.2         161.5              --          240.0
Gain on redemption of debt ................         41.8             --            --            --              --           41.8
                                                  ------         ------        ------        ------         -------       --------
Income (loss) before provision for
  income taxes ............................        207.6           29.6          39.4         189.4          (155.6)         310.4
Provision for income taxes ................        (18.3)         (11.5)        (15.4)        (75.9)             --         (121.1)
                                                  ------         ------        ------        ------         -------       --------
Net income ................................       $189.3         $ 18.1        $ 24.0        $113.5         $(155.6)      $  189.3
                                                  ======         ======        ======        ======         =======       ========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                              CIT
              CONSOLIDATING                       CIT           Capita      Holdings        Other
         STATEMENT OF CASH FLOWS               Group Inc.    Corporation      LLC        Subsidiaries    Eliminations       Total
         -----------------------               ----------    -----------    --------     ------------    ------------     ---------
Three Months Ended March 31, 2005 (Restated)
Cash Flows From Operating Activities:
Net cash flows provided by
  (used for) operations ...................    $ 2,681.8       $(294.3)     $ 280.8       $(1,732.3)      $      --       $   936.0
                                               ---------       -------      -------       ---------       ---------       ---------
Cash Flows From Investing Activities:
Net (decrease) increase in financing and
  leasing assets ..........................         42.4        (359.2)       (78.3)       (1,372.6)             --       (1,767.7)
Decrease in inter-company loans
  and investments .........................     (4,327.4)           --           --              --         4,327.4              --
Other .....................................           --            --           --            95.5              --            95.5
                                               ---------       -------      -------       ---------       ---------       ---------
Net cash flows (used for) provided by
  investing activities ....................     (4,285.0)       (359.2)       (78.3)       (1,277.1)        4,327.4        (1,672.2)
                                               ---------       -------      -------       ---------       ---------       ---------
Cash Flows From Financing Activities:
Net increase (decrease) in debt ...........      1,146.1         (28.6)      (159.8)         (588.6)             --           369.1
Net loans extended-pledged ................           --            --           --          (167.9)             --          (167.9)
Inter-company financing ...................           --         678.6        (96.6)        3,745.4        (4,327.4)             --
Cash dividends paid .......................        (27.8)           --           --              --              --           (27.8)
Other .....................................           --            --           --            (9.3)             --            (9.3)
                                               ---------       -------      -------       ---------       ---------       ---------
Net cash flows provided by
  (used for) financing activities .........      1,118.3         650.0       (256.4)        2,979.6        (4,327.4)          164.1
                                               ---------       -------      -------       ---------       ---------       ---------
Net (decrease) in cash and
  cash equivalents ........................       (484.9)         (3.5)       (53.9)          (29.8)             --          (572.1)
Cash and cash equivalents,
  beginning of period .....................      1,311.4         670.8        127.5           100.5              --         2,210.2
                                               ---------       -------      -------       ---------       ---------       ---------
Cash and cash equivalents,
  end of period ...........................    $   826.5       $ 667.3      $  73.6       $    70.7       $      --       $ 1,638.1
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

Note 15 -- Restatement Relating to Derivative Hedge Accounting

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

      We determined that certain compound swaps were not appropriately accounted for, even though these compound swaps were highly effective economic hedges of the interest rate and currency exchange risks associated with foreign denominated debt. We documented these swaps originally as "matched terms" hedges, which assumes no hedge ineffectiveness. The swaps would have qualified for "long-haul" hedge accounting with ineffectiveness reflected in current earnings. However, the swaps did not qualify for hedge accounting treatment from their inception, as SFAS 133 does not allow for subsequent documentation modifications.

      The elimination of hedge accounting from inception of the compound swaps resulted in an increase in pre-tax income of $27.7 million for the three months ended March 31, 2005, to reflect the elimination of adjustments to the basis of the corresponding debt under SFAS 133 fair value hedge accounting for changes in interest rates during the period. This amount includes an increase of approximately $17 million in other revenue for 2004 and prior derivative hedge accounting adjustments that management determined to be immaterial to the 2004 annual and interim financial statements. This increase to revenues in the current period will reduce future earnings by an equal amount through 2015. We are also including other previously identified, immaterial, in-period financial statement changes for various revenue and expense accruals in conjunction with this restatement with respect to year to date results.

      The primary impacts of this restatement of non-cash items on our financial statements are as follows ($ in millions, per share amounts in dollars):

                                               Previously
At or for the Quarter Ended                     Reported      Restated    Change
  March 31, 2005                               ----------     --------    ------
Income Statement
 Finance income ............................   $ 1,022.0    $ 1,028.0    $  6.0
 Interest expense ..........................       394.2        391.5      (2.7)
 Other revenue .............................       239.4        265.7      26.3
 Salaries and general operating
   expenses ................................       261.0        264.0       3.0
 Provision for income taxes ................       122.8        137.6      14.8
 Net income ................................       210.4        227.6      17.2
 Basic earnings per share ..................        1.00         1.08      0.08
 Diluted earnings per share ................        0.98         1.06      0.08
Balance Sheet
 Finance receivables and education lending
   receivables..............................    41,182.5     41,180.1      (2.4)
 Other assets ..............................     2,756.8      2,762.8       6.0
 Total debt ................................    42,525.3     42,493.9     (31.4)
 Accrued liabilities and payables ..........     3,619.1      3,636.9      17.8
 Total stockholders' equity ................     6,318.0      6,335.2      17.2

      The effect of the restatement on our statement of financial position at the end of the reported period is immaterial and the restatement has no effect on our cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 3. Quantitative and Qualitative Disclosure about Market Risk


      Certain data within this section has been "Restated" as detailed in Note 15 -- Restatement Relating to Derivative Hedge Accounting to the financial statements.


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

Profitability and Asset Growth


      Net income for the quarter ended March 31, 2005 was $227.6 million, up from $189.3 million in the first quarter of 2004. Prior year net income included a $25.5 million after tax gain on early debt redemption. The improved results reflected lower charge-offs, strong non-spread revenues and a lower effective tax rate. Also, the current year quarter includes a pre-tax gain of $27.7 million related to derivatives that do not qualify for hedge accounting treatment.


      Profitability measurements for the respective periods are presented in the table below:


                                                                 Quarters Ended
                                                                    March 31,
                                                                 --------------
                                                                 2005     2004
                                                                 -----    -----
                                                               (Restated)
Net income per diluted share .................................   $1.06    $0.88
Net income as a percentage of average earning assets (AEA) ...    2.07%    2.05%
Return on average tangible equity ............................    16.5%    15.1%
Return on average equity .....................................    14.7%    13.8%


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


                                                                           Quarters Ended March 31,
                                                -----------------------------------------------------------------------------
                                                          2005 (Restated)                                2004
                                                ------------------------------------     ------------------------------------
                                                                         Return on                                Return on
                                                 Net        Return     Risk-Adjusted        Net      Return     Risk-Adjusted
                                                Income      on AEA        Capital         Income     on AEA        Capital
                                                ------      ------     -------------      ------     ------     -------------
Specialty Finance -- commercial ..........      $ 77.9       2.81%         22.5%          $ 68.8      2.82%         21.6%
Specialty Finance -- consumer ............        15.7       0.80%         12.4%             8.0      1.10%         11.5%
                                                ------                                    ------
   Total Specialty Finance ...............        93.6       1.98%         19.7%            76.8      2.43%         19.7%
                                                ------                                    ------
Commercial Finance .......................        73.6       3.40%         24.0%            66.6      3.33%         22.8%
Equipment Finance ........................        20.3       1.23%          8.7%            15.6      0.91%          6.3%
Capital Finance ..........................        33.0       1.35%          9.6%            25.1      1.11%          7.8%
                                                ------                                    ------
   Total Commercial Finance ..............       126.9       2.03%         14.4%           107.3      1.79%         12.5%
                                                ------                                    ------
 Corporate, including certain charges ....         7.1       0.06%           --              5.2      0.04%           --
                                                ------                                    ------
   Total .................................      $227.6       2.07%         16.5%          $189.3      2.05%         15.1%
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

      Corporate included amounts as shown in the table below (after tax):


                                                       Quarters Ended March 31,
                                                       ------------------------
                                                          2005         2004
                                                         ------       ------
                                                       (Restated)
Unallocated expenses ..............................      $(14.3)      $(16.5)
Gain on derivatives................................        15.7           --
Gain on debt redemption ...........................          --         25.5
Venture capital operating income / (losses)(1) ....         5.7         (3.8)
                                                         ------       ------
   Total ..........................................      $  7.1       $  5.2
                                                         ======       ======


--------------------------------------------------------------------------------
(1) Venture capital operating income / (losses) include realized and unrealized gains and losses related to venture capital investments as well as interest costs and other operating expenses associated with these portfolios.

Net Finance Margin

      A table summarizing the components of net finance margin is set forth below ($ in millions):


                                                     Quarters Ended March 31,
                                                     ------------------------
                                                        2005           2004
                                                     ---------      ---------
                                                     (Restated)
Finance income -- loans and capital leases .....     $   670.0      $   556.6
Rental income on operating leases(1) ...........         358.0          340.3
Interest expense ...............................         391.5          298.0
                                                     ---------      ---------
   Net finance income ..........................         636.5          598.9
Depreciation on operating lease equipment(2) ...         237.6          235.8
                                                     ---------      ---------
   Net finance margin ..........................     $   398.9      $   363.1
                                                     =========      =========
Average Earnings Asset ("AEA") .................     $44,083.4      $36,865.1
                                                     =========      =========
As a % of AEA:
Finance income -- loans and capital leases .....          6.08%          6.04%
Rental income on operating leases ..............          3.25%          3.69%
Interest expense ...............................          3.55%          3.23%
                                                     ---------      ---------
   Net finance income ..........................          5.78%          6.50%
Depreciation on operating lease equipment ......          2.16%          2.56%
                                                     ---------      ---------
   Net finance margin ..........................          3.62%          3.94%
                                                     =========      =========
As a % of AOL:
Rental income on operating leases ..............         17.33%         17.93%
Depreciation on operating lease equipment ......         11.50%         12.42%
                                                     ---------      ---------
   Net operating lease margin ..................          5.83%          5.51%
                                                     =========      =========
Average Operating Lease Equipment ("AOL") ......     $ 8,264.1      $ 7,590.0
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

      A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown in the following table ($ in millions):

                                                     Before Swaps            After Swaps
                                                  ------------------      ------------------
Quarter Ended March 31, 2005 (Restated)
Commercial paper, variable-rate senior
   notes and bank credit facilities .........     $15,328.3     2.81%     $19,609.4     3.23%
Fixed-rate senior and subordinated notes ....      24,288.1     4.92%      20,007.0     4.66%
                                                  ---------               ---------
Composite ...................................     $39,616.4     4.10%     $39,616.4     3.95%
                                                  =========               =========
Quarter Ended March 31, 2004
Commercial paper, variable-rate senior
   notes and bank credit facilities .........     $13,704.2     1.56%     $17,823.7     2.26%
Fixed-rate senior and subordinated notes ....      18,948.1     5.70%      14,828.6     5.34%
                                                  ---------               ---------
Composite ...................................     $32,652.3     3.96%     $32,652.3     3.66%
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

Net Finance Margin after Provision for Credit Losses (Risk-Adjusted Margin)

      The following table summarizes risk-adjusted margin, both in amount and as a percentage of AEA ($ in millions):


                                                         Quarters Ended
                                                            March 31,
                                                       ------------------
                                                        2005        2004
                                                       ------      ------
                                                     (Restated)
Net finance margin ...............................     $398.9      $363.1
Provision for credit losses ......................       45.3        85.6
                                                       ------      ------
Net finance margin after provision for credit
  losses (risk adjusted margin) ..................     $353.6      $277.5
                                                       ======      ======
As a % of AEA:
Net finance margin ...............................       3.62%       3.94%
Provision for credit losses ......................       0.41%       0.93%
                                                       ------      ------
Net finance margin after provision for credit
  losses (risk adjusted margin) ..................       3.21%       3.01%
                                                       ======      ======


      Risk-adjusted margin improved from 2004 as lower charge-offs more than offset the previously-discussed decline in net finance margin. Charge-off trends are discussed further in "Credit Metrics".

Other Revenue

      The components of other revenue are set forth in the following table ($ in millions):


                                                          Quarters Ended
                                                             March 31,
                                                        ------------------
                                                         2005        2004
                                                        ------      ------
                                                      (Restated)
Fees and other income .............................     $148.8      $126.7
Factoring commissions .............................       54.8        55.0
Gain on derivatives .....................                 27.7          --
Gains on sales of leasing equipment ...............       22.6        27.3
Gains on securitizations ..........................       11.8        21.4
                                                        ------      ------
   Total other revenue ............................     $265.7      $230.4
                                                        ======      ======
Other revenue as a percentage of AEA ..............       2.41%       2.50%
                                                        ======      ======
Other revenue as a percentage of total revenue ....       20.5%       20.4%
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

      The   following   table   presents   information    regarding   gains   on
securitizations ($ in millions):


                                                         Quarters Ended
                                                            March 31,
                                                     ----------------------
                                                       2005          2004
                                                     --------      --------
Total volume securitized .......................     $  929.0      $1,236.4
Gains ..........................................     $   11.8      $   21.4
Gains as a percentage of volume securitized ....         1.27%         1.73%
Gains as a percentage of pre-tax
  income (Restated).............................          3.2%          6.9%
Securitized assets .............................     $7,716.6      $9,067.0
Retained interest in securitized assets ........     $1,070.2      $1,297.2


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

Salaries and General Operating Expenses

      The efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA") are summarized in the following table ($ in millions):

                                                        Quarters Ended
                                                           March 31,
                                                  -------------------------
                                                     2005           2004
                                                  ---------       ---------
                                                  (Restated)
Salaries and employee benefits .................  $   169.3       $   145.4
Other general operating expenses ...............       94.7            94.6
                                                  ---------       ---------
Salaries and general operating expenses ........  $   264.0       $   240.0
                                                  =========       =========
Efficiency ratio(1) ............................       39.1%           40.4%
Salaries and general operating expenses
   as a percentage of AMA(2) ...................      2.03%           2.08%
Average Managed Assets ......................... $51,953.5       $46,104.0

--------------------------------------------------------------------------------
(1) Efficiency ratio is the ratio of salaries and general operating expenses to operating margin, excluding the provision for credit losses. Excluding the gains on derivatives, the efficiency ratio was 40.8% for the quarter ended March 31, 2005.


(2) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by us.


      Salaries and general operating expenses for the quarter ended March 31, 2005 increased from 2004 due to incremental salaries and other operating expenses related to recent acquisitions, as well as higher incentive-based costs (driven primarily by higher restricted stock awards), consistent with the improved volume, fees and profitability. Excluding the education lending acquisition, operating expenses were $257.0 million and the efficiency ratio was 38.0% for the quarter ended March 31, 2005.


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


      The effective tax rate was 37.6% and 39.0% for the quarters ended March 31, 2005 and 2004. The reduction in the 2005 effective tax rate was primarily due to increased profitability in lower-taxed international operations, including the placement of certain aerospace assets in Ireland. The increased profitability from the international businesses resulted from our initiative to grow our international profitability via improved platform efficiency coupled with asset growth. In addition, certain provisions of the American Jobs Creation Act of 2004 provide favorable treatment for certain aircraft leasing operations conducted offshore. During the quarter, we initiated actions to transfer 15 commercial jets to, and place future scheduled aircraft deliveries in, Ireland. We anticipate transferring approximately 20 to 30 additional aerospace assets during the remainder of the year. These initiatives, as well as other opportunities that we are evaluating, could result in an effective tax rate of 36% or lower for the year 2005.


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

Financing and Leasing Assets

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions):


                                                                March 31,     December 31,  Percentage
                                                                  2005           2004         Change
                                                               ----------     ------------  ----------
                                                               (Restated)
Specialty Finance -- commercial Segment
   Finance receivables ...................................      $ 8,836.6      $ 8,805.7       0.4%
   Operating lease equipment, net ........................        1,030.9        1,078.7      (4.4)%
   Finance receivables held for sale .....................        1,053.6        1,288.4      (18.2)%
                                                                ---------      ---------
      Owned assets .......................................       10,921.1       11,172.8      (2.2)%
   Finance receivables securitized and managed by CIT ....        3,870.2        4,165.5      (7.1)%
                                                                ---------      ---------
   Managed assets ........................................       14,791.3       15,338.3      (3.6)%
                                                                ---------      ---------
Specialty Finance -- consumer Segment
   Finance receivables -- home lending ...................        5,423.5        4,896.8      10.8%
   Finance receivables -- education lending ..............        4,321.9             --       N/A
   Finance receivables -- other ..........................          255.8          236.0       8.4%
   Finance receivables held for sale .....................          335.9          241.7      39.0%
                                                                ---------      ---------
      Owned assets .......................................       10,337.1        5,374.5      92.3%
   Home lending receivables securitized
      and managed by CIT .................................        1,131.5        1,228.7      (7.9)%
                                                                ---------      ---------
   Managed assets ........................................       11,468.6        6,603.2      73.7%
                                                                ---------      ---------
Commercial Finance Segment
   Commercial Services
     Finance receivables .................................        7,184.9        6,204.1      15.8%
   Business Credit
     Finance receivables .................................        6,221.3        5,576.3      11.6%
                                                                ---------      ---------
      Owned assets .......................................       13,406.2       11,780.4      13.8%
                                                                ---------      ---------
Equipment Finance Segment
   Finance receivables ...................................        6,105.1        6,373.1      (4.2)%
   Operating lease equipment, net ........................          428.1          440.6      (2.8)%
   Finance receivables held for sale .....................           91.8          110.7      (17.1)%
                                                                ---------      ---------
      Owned assets .......................................        6,625.0        6,924.4      (4.3)%
   Finance receivables securitized and managed by CIT ....        2,714.9        2,915.5      (6.9)%
                                                                ---------      ---------
   Managed assets ........................................        9,339.9        9,839.9      (5.1)%
                                                                ---------      ---------
Capital Finance Segment
   Finance receivables ...................................        2,831.0        2,956.2      (4.2)%
   Operating lease equipment, net ........................        6,854.1        6,771.6       1.2%
                                                                ---------      ---------
      Owned assets .......................................        9,685.1        9,727.8      (0.4)%
                                                                ---------      ---------
   Other -- Equity Investments ...........................          101.8          181.0      (43.8)%
                                                                ---------      ---------
Totals
   Finance receivables ...................................      $41,180.1      $35,048.2      17.5%
   Operating lease equipment, net ........................        8,313.1        8,290.9       0.3%
   Finance receivables held for sale .....................        1,481.3        1,640.8      (9.7)%
                                                                ---------      ---------
   Financing and leasing assets excluding
      equity investments .................................       50,974.5       44,979.9      13.3%
   Equity investments (included in other assets) .........          101.8          181.0      (43.8)%
                                                                ---------      ---------
      Owned assets .......................................       51,076.3       45,160.9      13.1%
   Finance receivables securitized and managed by CIT ....        7,716.6        8,309.7      (7.1)%
                                                                ---------      ---------
      Managed assets .....................................      $58,792.9      $53,470.6      10.0%
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

Education Lending Portfolio

      The Specialty Finance -- consumer education lending portfolio totaled $4.4 billion at March 31, 2005, representing 8.7% of owned and 7.5% of managed assets. Selected statistics for our education lending portfolio as of March 31, 2005 are as follows:


Finance receivables by product type (Restated)
Consolidation loans .........................................      $3,996.9
Other U.S. Government guaranteed loans ......................         424.6
Private (non-guaranteed) loans and other ....................          13.4
                                                                   --------
   Total ....................................................      $4,434.9
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

      The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:


                                          Before Swaps          After Swaps
                                       -----------------     -----------------
                                       Fixed    Floating     Fixed    Floating
                                       rate       rate       rate       rate
                                       -----    --------     -----    --------
            March 31, 2005
Assets ............................     47%        53%        47%        53%
Liabilities (Restated).............     53%        47%        41%        59%

           December 31, 2004
Assets ............................     55%        45%        55%        45%
Liabilities .......................     60%        40%        46%        54%

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


Foreign Exchange Risk Management -- To the extent local foreign currency borrowings are not raised, CIT utilizes foreign currency exchange forward contracts to hedge or mitigate currency risk underlying foreign currency loans to subsidiaries and the net investments in foreign operations. These contracts are designated as foreign currency cash flow hedges or net investment hedges and changes in fair value of these contracts are recorded in other comprehensive income along with the translation gains and losses on the underlying hedged items. Translation gains and losses of the underlying foreign net investment, as well as offsetting derivative gains and losses on designated hedges, are reflected in other comprehensive income in the Consolidated Balance Sheet. CIT also utilizes cross currency swaps to hedge currency risk underlying foreign currency debt and selected foreign currency assets. These swaps are designated as foreign currency cash flow hedges or foreign currency fair value hedges and changes in fair value of these contracts are recorded in other comprehensive income (for cash flow hedges), or effectively as a basis adjustment (including the impact of the offsetting adjustment to the carrying value of the hedged item) to the hedged item (for fair value hedges) along with the transaction gains and losses on the underlying hedged items. CIT also has certain cross-currency swaps which economically hedge exposures, but don't qualify for hedge accounting.


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

      The following tables summarize significant contractual obligations and projected cash receipts, and contractual commitments at March 31, 2005 ($ in millions):


                                                                        Payments and Collections by Period(3)
                                                    ------------------------------------------------------------------------------
                                                                  Remaining
                                                      Total         2005          2006          2007          2008         2009+
                                                    ---------     ---------     ---------     ---------     ---------    ---------
                                                    (Restated)    (Restated)                                             (Restated)
Commercial paper ................................   $ 3,963.0     $ 3,963.0     $      --     $      --     $      --    $      --
Variable-rate senior unsecured notes ............    11,473.1       1,786.9       5,228.5       3,181.1         239.1      1,037.5
Fixed-rate senior unsecured notes ...............    22,165.6       3,314.0       2,703.6       3,881.2       1,753.2     10,513.6
Non-recourse, secured borrowings ................     4,638.9       1,011.2          --            --            11.9      3,615.8
Preferred capital security ......................       253.3           1.2           1.7           0.4          --          250.0
Lease rental expense ............................       170.8          45.3          41.8          33.9          28.4         21.4
                                                    ---------     ---------     ---------     ---------     ---------    ---------
   Total contractual obligations ................    42,664.7      10,121.6       7,975.6       7,096.6       2,032.6     15,438.3
                                                    ---------     ---------     ---------     ---------     ---------    ---------
Finance receivables (1) .........................    41,180.1      11,607.3       5,163.7       3,972.1       2,789.0     17,648.0
Operating lease rental income ...................     3,078.3         846.6         821.4         513.1         341.0        556.2
Finance receivables held for sale (2) ...........     1,481.3       1,481.3            --            --            --           --
Cash -- current balance .........................     1,638.1       1,638.1            --            --            --           --
Retained interest in securitizations
   and other investments ........................     1,123.2         510.1         341.8         123.5          72.8         75.0
                                                    ---------     ---------     ---------     ---------     ---------    ---------
   Total projected cash receipts ................    48,501.0      16,083.4       6,326.9       4,608.7       3,202.8     18,279.2
                                                    ---------     ---------     ---------     ---------     ---------    ---------
Net projected cash inflow (outflow) .............   $ 5,836.3     $ 5,961.8     $(1,648.7)    $(2,487.9)    $ 1,170.2    $ 2,840.9
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

Capitalization

      The following table presents information regarding our capital structure ($ in millions):


                                                   March 31,       December 31,
                                                     2005              2004
                                                  ----------       ------------
                                                  (Restated)
Commercial paper and term debt ...............     $42,240.6        $37,471.0
                                                   ---------        ---------
Preferred capital securities .................         253.3            253.8
Stockholders' equity (1) .....................       6,307.2          6,073.7
Goodwill and other intangible assets .........        (906.4)          (596.5)
                                                   ---------        ---------
   Total tangible stockholders' equity
     and preferred capital securities ........       5,654.1          5,731.0
                                                   ---------        ---------
Total tangible capitalization ................     $47,894.7        $43,202.0
                                                   =========        =========
Tangible stockholders' equity (1)
   and preferred capital
   securities to managed assets ..............          9.62%           10.72%


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

Statistical Data

      The following table presents components of net income as a percentage of AEA, along with other selected financial data ($ in millions):


                                                            Quarters Ended
                                                               March 31,
                                                       ------------------------
                                                          2005           2004
                                                       ----------    ----------
                                                       (Restated)
Finance income .....................................        9.33%         9.73%
Interest expense ...................................        3.55%         3.23%
                                                       ---------     ---------
Net finance income .................................        5.78%         6.50%
Depreciation on operating lease equipment ..........        2.16%         2.56%
                                                       ---------     ---------
Net finance margin .................................        3.62%         3.94%
Provision for credit losses ........................        0.41%         0.93%
                                                       ---------     ---------
Net finance margin after provision for credit losses        3.21%         3.01%
Other revenue ......................................        2.41%         2.50%
Gain (loss) on venture capital investments .........        0.10%         0.01%
                                                       ---------     ---------
Operating margin ...................................        5.72%         5.52%
Salaries and general operating expenses ............        2.40%         2.60%
Gain on redemption of debt .........................          --          0.45%
                                                       ---------     ---------
Income before provision for income taxes ...........        3.32%         3.37%
Provision for income taxes .........................       (1.24)%       (1.32)%
Minority interest, after tax .......................       (0.01)%          --
                                                       ---------     ---------
  Net income .......................................        2.07%         2.05%
                                                       =========     =========
Average Earning Assets .............................   $44,083.4     $36,865.1
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

      Selected non-GAAP disclosures are presented and reconciled in the table below ($ in millions):


                                                       March 31,    December 31,
                                                         2005          2004
                                                      ---------     -----------
                                                      (Restated)
Managed assets(1):
Finance receivables (including
  pledged education lending receivables) .........    $41,180.1      $35,048.2
Operating lease equipment, net ...................      8,313.1        8,290.9
Finance receivables held for sale ................      1,481.3        1,640.8
Equity and venture capital investments
  (included in other assets) .....................        101.8          181.0
                                                      ---------      ---------
Total financing and leasing portfolio assets .....     51,076.3       45,160.9
Securitized assets ...............................      7,716.6        8,309.7
                                                      ---------      ---------
  Managed assets .................................    $58,792.9      $53,470.6
                                                      =========      =========
Earning assets (2):
Total financing and leasing portfolio assets .....    $51,076.3      $45,160.9
Credit balances of factoring clients .............     (4,269.8)      (3,847.3)
                                                      ---------      ---------
  Earning assets .................................    $46,806.5      $41,313.6
                                                      =========      =========
Tangible equity(3):
  Total equity ...................................    $ 6,336.8      $ 6,055.1
Other comprehensive (income) loss
  relating to derivative financial instruments ...        (20.3)          27.1
Unrealized gain on securitization investments ....         (7.7)          (8.5)
Goodwill and intangible assets ...................       (906.4)        (596.5)
                                                      ---------      ---------
Tangible common equity ...........................      5,402.4        5,477.2
Preferred capital securities .....................        253.3          253.8
                                                      ---------      ---------
  Tangible equity ................................    $ 5,655.7      $ 5,731.0
                                                      =========      =========
Debt, net of overnight deposits(4):
Total debt .......................................    $42,493.9      $37,724.8
Overnight deposits ...............................     (1,006.3)      (1,507.3)
Preferred capital securities .....................       (253.3)        (253.8)
                                                      ---------      ---------
  Debt, net of overnight deposits ................    $41,234.3      $35,963.7
                                                      =========      =========
Earnings per share, excluding certain items(5)
GAAP earnings per share ..........................    $    1.06      $    0.95
Gain on derivatives...............................        (0.07)            --
Loss on accelerated liquidations
  -- manufactured housing ........................         --             0.04
(Gain)/loss on accelerated liquidations
  -- venture capital investments .................        (0.03)          0.04
Reduction of specific credit loss reserves .......         --            (0.12)
                                                      ---------      ---------
  Adjusted earnings per share ....................    $    0.96      $    0.91
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

Item 4. Controls and Procedures



Conlcusion Regarding the Effectiveness of Disclosure Controls and Procedures

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13-a15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this interim quarterly report because of the material weaknesses discussed below.

Changes in Internal Control Over Financial Reporting

Income Tax Accounting


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


Derivative Hedge Accounting

      During the fourth quarter of 2005, we learned of an interpretation with respect to applying the "matched terms" approach in hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"). We reviewed our accounting for certain cross currency interest rate swaps ("compound swaps" or "compound derivatives") under SFAS 133.

      We determined that certain compound swaps were not appropriately accounted for, even though these compound swaps were highly effective economic hedges of the interest rate and currency exchange risks associated with corresponding foreign denominated debt. We documented these swaps originally as "matched terms" hedges, which assumes no hedge ineffectiveness. The swaps would have qualified for "long-haul" hedge accounting with ineffectiveness reflected in current earnings. However, the swaps did not qualify for hedge accounting treatment from their inception, as SFAS 133 does not allow for subsequent documentation modifications.

      The elimination of hedge accounting from inception of the compound swaps resulted in adjustments to originally reported earnings in each of the quarterly periods of 2005 to reflect a significant component of the mark-to-market on these swaps in earnings, which was previously reported as an adjustment to the basis of the corresponding debt. These adjustments to earnings will reduce future earnings by an equal amount through 2015.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more that a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      As of December 31, 2004, the Company did not maintain effective controls over the valuation and documentation of certain of its compound derivative transactions. Specifically, the Company recognized certain derivative financial instruments as hedges of interest rate risk without sufficient documentation as required by accounting principles generally accepted in the United States. Furthermore, the Company did not perform required periodic hedge effectiveness testing because it was inappropriately assumed that the hedges were effective. This control deficiency did not result in a material misstatement to the 2004 annual or interim consolidated financial statements. However, this control deficiency resulted in the restatement of the Company's 2005 first, second and third quarter interim consolidated financial statements. In addition, this control deficiency could result in the misstatement of derivative related accounts including other revenue, debt and other comprehensive income that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness as of March 31, 2005.

      In connection with this restatement, under the direction of our principal executive officer and our principal financial officer, we determined that the above constituted a material weakness in internal control with respect to our accounting treatment and related hedge documentation for certain cross-currency swaps as of March 31, 2005.

Remediation of Derivative Hedge Accounting Material Weakness in Internal Control Over Financial Reporting

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

      Other than the changes discussed above with respect to income tax accounting and derivative hedge accounting, there have been no changes to the Company's internal controls over financial reporting that occurred since the beginning of the Company's first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


December 13, 2005