Form 10-Q/A
period 2005-06-30
CIT GROUP INC
filed 2005-12-13
CIK 1171825

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ------------------
                                   Form 10-Q/A
                          Amendment No. 1 to Form 10-Q
                               ------------------


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

                                    Overview

      We are filing this amendment to our Form 10-Q for the quarterly period ended June 30, 2005 to restate financial statements and corresponding financial information for certain derivative transactions that do not qualify for hedge accounting. We are also including other previously identified, immaterial, in-period financial statement changes in conjunction with this amendment.

      The primary impacts of this restatement of non-cash items on our financial statements and certain key financial ratios are as follows ($ in millions, per share amounts in dollars):


                                                       Quarter                                     Year to Date
At or for the Quarter and Six            -------------------------------------         ----------------------------------
                                         Previously                                    Previously
Months Ended June 30, 2005                Reported      Restated       Change           Reported     Restated      Change
                                         ---------      --------       ------          ----------    --------      ------
Income Statement
   Finance income                        $ 1,106.7     $ 1,100.7       $ (6.0)         $ 2,128.7    $ 2,128.7     $   --
   Interest expense                          466.7         467.8          1.1              860.9        859.3       (1.6)
   Other revenue                             278.9         331.3         52.4              518.3        597.0       78.7
   Salaries and general operating
     expenses                                271.8         268.8         (3.0)             532.8        532.8         --
   Provision for income taxes                113.0         132.9         19.9              235.8        270.5       34.7
   Net income                                220.7         249.1         28.4              431.1        476.7       45.6
   Basic earnings per share                   1.05          1.18         0.13               2.05         2.26       0.21
   Diluted earnings per share                 1.03          1.16         0.13               2.01         2.22       0.21
Balance Sheet
   Finance receivables and education
     lending receivables                  40,509.3      40,507.9         (1.4)
   Total debt                             43,458.5      43,376.8        (81.7)
   Accrued liabilities and payables        3,748.5       3,783.2         34.7
   Total stockholders' equity              6,401.2       6,446.8         45.6
Financial Ratios
   Net finance margin as a percentage
     of average earning assets                3.36%         3.30%                           3.44%        3.45%
   Return on average earning assets           1.86%         2.10%                           1.88%        2.08%
   Return on average common equity            13.9%         15.7%                           13.8%        15.2%
   Return on average tangible
     common equity                            16.3%         18.3%                           15.7%        17.4%
   Tangible stockholders' equity
     and preferred capital securities
     to managed assets                        9.92%        10.00%
   Efficiency ratio                           43.7%         40.6%                           42.3%        39.9%

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

      We determined that seven compound cross-currency and interest rate swaps with a notional principal of approximately $1.4 billion at June 30, 2005 were not appropriately accounted for, even though these compound swaps were highly effective economic hedges of the interest rate and currency exchange risks associated with the corresponding foreign denominated debt. We documented these swaps originally as "matched terms" hedges which assumes no hedge ineffectiveness. The swaps would have qualified for "long-haul" hedge accounting with ineffectiveness reflected in current earnings. However, the swaps did not qualify for hedge accounting treatment from their inception, as SFAS 133 does not allow for subsequent documentation modifications.

      The elimination of hedge accounting from inception of the compound swaps resulted in an increase to other revenue and earnings for the six months ended June 30, 2005 to reflect the elimination of adjustments to the basis of the corresponding debt under SFAS 133 fair value hedge accounting for changes in interest rates during each period. This increase to revenues in the current period will reduce future earnings by an equal amount through 2015.

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

      After reviewing the above with the Audit Committee of the Board of Directors on December 9, 2005, the Audit Committee agreed with management's recommendation to adjust our financial statements. In light of this decision and resulting restatement, the previously reported financial statements and other information included in the CIT Group Inc. Form 10-Q for the quarterly period ended June 30, 2005 should no longer be relied upon.

                         CIT GROUP INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----

                         Part I--Financial Information:

Item 1.    Consolidated Financial Statements ...........................     1
           Consolidated Balance Sheets (Unaudited) .....................     1
           Consolidated Statements of Income (Unaudited) ...............     2
           Consolidated Statement of Stockholders' Equity (Unaudited) ..     3
           Consolidated Statements of Cash Flows (Unaudited) ...........     4
           Notes to Consolidated Financial Statements (Unaudited) ......   5-21
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations
           and
Item 3.    Quantitative and Qualitative Disclosure about Market Risk ...   22-46
Item 4.    Controls and Procedures .....................................    47

                           Part II--Other Information:

Item 1.    Legal Proceedings ...........................................    49
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .    49
Item 3.    Default Upon Senior Securities ..............................    50
Item 4.    Submission of Matters to a Vote of Security Holders .........    50
Item 5.    Other Information ...........................................    51
Item 6.    Exhibits ....................................................    51

Signatures .............................................................    52

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         CIT GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                      ($ in millions -- except share data)


                                                                         June 30,      December 31,
                                                                           2005            2004
                                                                         --------      -----------
                                     ASSETS                             (Restated)

Financing and leasing assets:
   Finance receivables .............................................     $36,337.0      $35,048.2
   Education lending receivables pledged ...........................       4,170.9           --
   Reserve for credit losses .......................................        (622.3)        (617.2)
                                                                         ---------      ---------
   Net finance receivables .........................................      39,885.6       34,431.0
   Operating lease equipment, net ..................................       8,642.9        8,290.9
   Finance receivables held for sale ...............................       1,435.9        1,640.8
Cash and cash equivalents, including $309.3 and $0.0 restricted ....       2,231.7        2,210.2
Retained interest in securitizations and other investments .........       1,122.0        1,228.2
Goodwill and intangible assets, net ................................         903.1          596.5
Other assets .......................................................       3,084.1        2,713.7
                                                                         ---------      ---------
Total Assets .......................................................     $57,305.3      $51,111.3
                                                                         =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:

   Commercial paper ................................................     $ 3,253.4      $ 4,210.9
   Variable-rate senior unsecured notes ............................      13,556.0       11,545.0
   Fixed-rate senior unsecured notes ...............................      22,375.7       21,715.1
   Non-recourse, secured borrowings -- education lending ...........       3,938.8             --
   Preferred capital securities ....................................         252.9          253.8
                                                                         ---------      ---------
Total debt .........................................................      43,376.8       37,724.8
Credit balances of factoring clients ...............................       3,649.2        3,847.3
Accrued liabilities and payables ...................................       3,783.2        3,443.7
                                                                         ---------      ---------
   Total Liabilities ...............................................      50,809.2       45,015.8
Commitments and Contingencies (Note 10)
Minority interest ..................................................          49.3           40.4
Stockholders' Equity:
   Preferred stock: $0.01 par value, 100,000,000 authorized,
     none issued ...................................................            --             --
   Common stock: $0.01 par value, 600,000,000 authorized,
     Issued: 212,256,253 and 212,112,203 ...........................           2.1            2.1
     Outstanding: 210,047,448 and 210,440,170
   Paid-in capital, net of deferred compensation of $55.2
     and $39.3 .....................................................      10,648.1       10,674.3
   Accumulated deficit .............................................      (4,084.3)      (4,499.1)
   Accumulated other comprehensive loss ............................         (29.6)         (58.4)
Less: treasury stock, 2,208,805 and 1,672,033 shares, at cost ......         (89.5)         (63.8)
                                                                         ---------      ---------
   Total Stockholders' Equity ......................................       6,446.8        6,055.1
                                                                         ---------      ---------
Total Liabilities and Stockholders' Equity .........................     $57,305.3      $51,111.3
                                                                         =========      =========


                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    ($ in millions -- except per share data)


                                                                 Quarters Ended         Six Months Ended
                                                                    June 30,                June 30,
                                                              --------------------    --------------------
                                                                2005        2004        2005        2004
                                                              --------    --------    --------    --------
                                                             (Restated)              (Restated)
Finance income ..........................................     $1,100.7    $  908.9    $2,128.7    $1,805.8
Interest expense ........................................        467.8       300.0       859.3       598.0
                                                              --------    --------    --------    --------
Net finance income ......................................        632.9       608.9     1,269.4     1,207.8
Depreciation on operating lease equipment ...............        241.2       237.9       478.8       473.7
                                                              --------    --------    --------    --------
Net finance margin ......................................        391.7       371.0       790.6       734.1
Provision for credit losses .............................         47.2        65.7        92.5       151.3
                                                              --------    --------    --------    --------
Net finance margin after provision for credit losses ....        344.5       305.3       698.1       582.8
Other revenue ...........................................        331.3       233.5       597.0       463.9
Net gain on venture capital investments .................          1.3         3.0        12.1         3.7
                                                              --------    --------    --------    --------
Operating margin ........................................        677.1       541.8     1,307.2     1,050.4
Salaries and general operating expenses .................        268.8       252.4       532.8       492.4
Provision for restructuring .............................         25.2          --        25.2          --
Gain on redemption of debt ..............................           --          --          --        41.8
                                                              --------    --------    --------    --------
Income before provision for income taxes ................        383.1       289.4       749.2       599.8
Provision for income taxes ..............................       (132.9)     (112.8)     (270.5)     (233.9)
Minority interest, after tax ............................         (1.1)         --        (2.0)         --
                                                              --------    --------    --------    --------
Net income ..............................................     $  249.1    $  176.6    $  476.7    $  365.9
                                                              ========    ========    ========    ========
Earnings per share

Basic earnings per share ................................     $   1.18    $   0.83    $   2.26    $   1.73
Diluted earnings per share ..............................     $   1.16    $   0.82    $   2.22    $   1.70
Number of shares -- basic (thousands) ...................      210,506     211,532     210,581     211,685
Number of shares -- diluted (thousands) .................      214,699     215,359     214,894     215,584
Dividends per common share ..............................     $   0.16    $   0.13    $   0.29    $   0.26


                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                                 ($ in millions)


                                                                                  Accumulated
                                                                 Accumulated        Other                         Total
                                         Common      Paid-in     (Deficit)/      Comprehensive     Treasury    Stockholders'
                                          Stock      Capital      Earnings       (Loss)/Income       Stock        Equity
                                         ------     ---------    -----------     -------------     --------    -------------
                                                                 (Restated)                                     (Restated)
December 31, 2004 ...................     $2.1      $10,674.3     $(4,499.1)        $(58.4)        $ (63.8)      $6,055.1
Net income ..........................                                 476.7                                         476.7
Foreign currency translation
   adjustments ......................                                                 21.5                           21.5
Change in fair values of
   derivatives qualifying as cash
   flow hedges ......................                                                 (2.4)                          (2.4)
Unrealized gain on equity and
   securitization investments, net ..                                                  9.3                            9.3
Minimum pension liability
   adjustment .......................                                                  0.4                            0.4
                                                                                                                 --------
Total comprehensive income ..........                                                                               505.5
                                                                                                                 --------
Cash dividends ......................                                 (61.9)                                        (61.9)
Restricted common stock grants
   amortization .....................                    23.1                                                        23.1
Treasury stock purchased, at cost ...                                                               (141.9)        (141.9)
Exercise of stock option awards .....                   (48.9)                                       114.0           65.1
Employee stock purchase plan
   participation ....................                    (0.4)                                         2.2            1.8
                                          ----      ---------     ---------         ------         -------       --------
June 30, 2005 .......................     $2.1      $10,648.1     $(4,084.3)        $(29.6)        $ (89.5)      $6,446.8
                                          ====      =========     =========         ======         =======       ========


                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in millions)


                                                                          Six Months Ended
                                                                              June 30,
                                                                      ------------------------
                                                                         2005          2004
                                                                      ----------    ----------
                                                                      (Restated)
Cash Flows From Operations
Net income (loss) ...............................................     $    476.7    $    365.9
Adjustments to reconcile net income (loss) to net cash flows from operations:
   Depreciation and amortization ................................          499.9         490.7
   Provision for deferred federal income taxes ..................          216.8         151.3
   Provision for credit losses ..................................           92.5         175.2
   Gains on equipment, receivable and investment sales ..........         (164.3)       (115.7)
   Gain on debt redemption ......................................             --         (41.8)
   Decrease (increase) in finance receivables held for sale .....          278.8        (523.9)
   (Increase) decrease in other assets ..........................          (41.6)        228.3
   Increase (decrease) in accrued liabilities and payables ......          194.8        (223.4)
   Other ........................................................          (78.3)        (57.8)
                                                                      ----------    ----------
Net cash flows provided by operations ...........................        1,475.3         448.8
                                                                      ----------    ----------

Cash Flows From Investing Activities
Loans extended ..................................................      (26,792.6)    (24,551.1)
Collections on loans ............................................       24,869.2      22,739.1
Proceeds from asset and receivable sales ........................        3,056.5       2,072.0
Purchase of finance receivable portfolios .......................       (2,095.0)     (1,373.5)
Purchases of assets to be leased ................................         (985.1)       (548.7)
Net decrease in short-term factoring receivables ................         (165.9)        (88.9)
Acquisitions, net of cash acquired ..............................         (152.6)           --
Goodwill and intangibles assets acquired ........................          (60.0)           --
Other ...........................................................          167.2          51.1
                                                                      ----------    ----------
Net cash flows (used for) investing activities ..................       (2,158.3)     (1,700.0)
                                                                      ----------    ----------

Cash Flows From Financing Activities

Proceeds from the issuance of variable and fixed-rate notes .....        7,656.4       6,628.1
Repayments of variable and fixed-rate notes .....................       (5,626.4)     (5,374.3)
Net decrease in commercial paper ................................         (957.6)         (3.5)
Net loans extended -- pledged in conjunction with
   secured borrowings ...........................................         (270.3)           --
Cash dividends paid .............................................          (61.9)        (55.9)
Net repayments of non-recourse leveraged lease debt .............           16.2        (103.3)
Other ...........................................................          (51.9)        (35.9)
                                                                      ----------    ----------

Net cash flows provided by financing activities .................          704.5       1,055.2
                                                                      ----------    ----------
Net increase (decrease) in cash and cash equivalents ............           21.5        (196.0)
Cash and cash equivalents, beginning of period ..................        2,210.2       1,973.7
                                                                      ----------    ----------
Cash and cash equivalents, end of period ........................     $  2,231.7    $  1,777.7
                                                                      ==========    ==========

Supplementary Cash Flow Disclosure
Interest paid ...................................................     $    759.4    $    642.3
Federal, foreign, state and local income taxes paid, net ........     $     48.3    $     45.1


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

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                             Quarters Ended        Six Months Ended
                                                                                 June 30,               June 30,
                                                                            ------------------     ------------------
                                                                            2005        2004        2005        2004
                                                                          --------    --------    --------    --------
                                                                         (Restated)              (Restated)
Net income as reported ..............................................      $249.1      $176.6      $476.7      $365.9
Stock-based compensation expense -- fair value
method, after tax ...................................................        (4.8)       (5.4)       (9.9)      (10.5)
                                                                           ------      ------      ------      ------
Proforma net income .................................................      $244.3      $171.2      $466.8      $355.4
                                                                           ======      ======      ======      ======
Basic earnings per share as reported ................................       $1.18       $0.83       $2.26      $1.73
Basic earnings per share proforma ...................................       $1.16       $0.81       $2.22      $1.68
Diluted earnings per share as reported ..............................       $1.16       $0.82       $2.22      $1.70
Diluted earnings per share proforma .................................       $1.14       $0.79       $2.17      $1.65

      For the quarters ended June 30, 2005 and 2004, net income includes $6.3 million and $3.4 million of after-tax compensation cost related to restricted stock awards, while the year to date costs were $14.1 million and $7.4 million, respectively.


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


Restatement Relating to Derivative Hedge Accounting (see Note 16 -- Restatement Relating to Derivative Hedge Accounting for additional information).

                         CIT GROUP INC. AND SUBSIDIARIES

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

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented ($ in millions, except per share amounts, which are in whole dollars; weighted-average share balances are in thousands):


                                                          Quarter Ended June 30, 2005              Quarter Ended June 30, 2004
                                                     ------------------------------------     -------------------------------------
                                                       Income        Shares     Per Share      Income          Shares     Per Share
                                                     (Numerator)  (Denominator)   Amount      (Numerator)  (Denominator)   Amount
                                                     -----------  ------------- ---------     ------------ -------------  ---------
                                                      (Restated)               (Restated)
Basic EPS:
  Income available to common stockholders .......       $249.1       210,506     $1.18          $176.6        211,532       $0.83
Effect of Dilutive Securities:
  Restricted shares .............................                        890                                      758
  Performance shares ............................                        644                                       --
  Stock options .................................                      2,659                                    3,069
                                                        ------       -------                    ------        -------
Diluted EPS .....................................       $249.1       214,699     $1.16          $176.6        215,359       $0.82
                                                        ======       =======                    ======        =======

                                                        Six Months Ended June 30, 2005            Six Months Ended June 30, 2004
                                                     ------------------------------------     -------------------------------------
                                                      (Restated)               (Restated)
Basic EPS:
  Income available to common stockholders .......       $476.7       210,581     $2.26          $365.9        211,685       $1.73
Effect of Dilutive Securities:
  Restricted shares .............................                        883                                      649
  Performance shares ............................                        537                                       --
  Stock options .................................                      2,893                                    3,250
                                                        ------       -------                    ------        -------
Diluted EPS .....................................       $476.7       214,894     $2.22          $365.9        215,584       $1.70
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

                         CIT GROUP INC. AND SUBSIDIARIES

                                Specialty    Specialty                                                      Corporate
                                 Finance-    Finance-  Commercial  Corporate  Equipment  Capital     Total      and
                                commercial   consumer   Services    Finance    Finance   Finance   Segments    Other  Consolidated
                                ----------   --------   --------    -------    -------   -------   --------    -----  ------------
Quarter Ended
June 30, 2005
(Restated)

Operating margin ............   $   216.2   $    61.6   $   97.3   $  100.6   $   72.6  $   59.4   $   607.7  $ 69.4    $   677.1
Income taxes ................        48.8        10.5       26.2       26.4       20.6       3.6       136.1    (3.2)       132.9
Net income (loss)  ..........        75.5        16.7       42.6       43.4       34.2      38.9       251.3    (2.2)       249.1

Quarter Ended
June 30, 2004

Operating margin ............   $   187.5   $    39.8   $   92.6   $  110.0   $   53.6  $   33.2   $   516.7  $ 25.1    $   541.8
Income taxes ................        33.8         8.4       25.9       31.8       11.7       3.8       115.4    (2.6)       112.8
Net income (loss)  ..........        65.6        14.2       40.0       48.3       19.3      13.2       200.6   (24.0)       176.6

At or for the Six
Months Ended
June 30, 2005
(Restated)

Operating margin ............   $   427.5   $   111.8   $  185.9   $  196.1   $  128.2  $  114.6   $ 1,164.1  $143.1    $ 1,307.2
Income taxes ................        89.8        20.5       48.4       51.3       34.1      14.3       258.4    12.1        270.5
Net income (loss)  ..........       153.4        32.4       79.9       85.1       55.5      65.5       471.8     4.9        476.7
Total financing and
  leasing assets ............    10,726.5    10,899.0    6,417.2    8,104.2    4,636.2   9,835.2    50,618.3      --     50,618.3
Total managed
  assets ....................    14,523.7    11,926.6    6,417.2    8,158.2    7,217.3   9,835.2    58,078.2      --     58,078.2

At or for the Six
Months Ended
June 30, 2004

Operating margin ............   $   382.7   $    70.3   $  179.2   $  182.9   $  102.0  $   82.6   $   999.7  $ 50.7    $ 1,050.4
Income taxes ................        72.0        14.1       49.2       51.1       21.5      15.3       223.2    10.7        233.9
Net income (loss)  ..........       134.5        21.7       76.3       78.2       35.4      35.7       381.8   (15.9)       365.9
Total financing and
  leasing assets ............    10,322.2     3,756.5    5,808.6    6,335.2    6,847.5   8,383.5    41,453.5      --     41,453.5
Total managed
  assets ....................    14,330.4     5,244.4    5,808.6    6,335.2    9,752.4   8,383.5    49,854.5      --     49,854.5

                         CIT GROUP INC. AND SUBSIDIARIES

Note 4 -- Concentrations

      The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets ($ in millions):


                                                                      June 30, 2005         December 31, 2004
                                                                      -------------         -----------------
                                                                       (Restated)
Geographic
North America:
West...........................................................   $10,023.3     19.8%     $ 8,595.3    19.0%
Northeast......................................................     9,372.3     18.5%       8,463.4    18.7%
Midwest........................................................     8,297.7     16.4%       6,907.0    15.3%
Southeast......................................................     7,270.3     14.4%       6,283.3    14.0%
Southwest......................................................     5,114.9     10.1%       4,848.3    10.7%
Canada.........................................................     2,583.9      5.1%       2,483.4     5.5%
                                                                  ---------    -----      ---------   -----
   Total North America.........................................    42,662.4     84.3%      37,580.7    83.2%
Other foreign..................................................     7,955.9     15.7%       7,580.2    16.8%
                                                                  ---------    -----      ---------   -----
Total..........................................................   $50,618.3    100.0%     $45,160.9   100.0%
                                                                  =========    =====      =========   =====

Industry
Manufacturing(1)...............................................   $ 7,156.5     14.1%     $ 6,932.0    15.4%
Consumer based lending -- home lending..........................    6,285.0     12.4%       5,069.8    11.2%
Commercial airlines (including regional airlines)..............     6,063.9     12.0%       5,512.4    12.2%
Retail(2)......................................................     5,993.6     11.8%       5,859.4    13.0%
Consumer based lending -- education lending.....................    4,291.5      8.5%            --      --
Service industries.............................................     2,863.6      5.7%       2,854.5     6.3%
Transportation(3)..............................................     2,430.9      4.8%       2,969.6     6.6%
Consumer based lending -- non-real estate(4)....................    2,325.7      4.6%       2,480.1     5.5%
Wholesaling....................................................     1,901.1      3.8%       1,727.5     3.8%
Construction equipment.........................................     1,603.5      3.2%       1,603.1     3.5%
Communications(5)..............................................     1,255.7      2.5%       1,292.1     2.9%
Healthcare services............................................     1,134.5      2.2%         992.5     2.2%
Other (no industry greater than 3.0%)(6).......................     7,312.8     14.4%       7,867.9    17.4%
                                                                  ---------    -----      ---------   -----
Total..........................................................   $50,618.3    100.0%     $45,160.9   100.0%
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
                                                                                    ======          ======


      The changes in fair values of derivatives qualifying as cash flow hedges related to variations in market interest rates during the quarter, as these derivatives effectively convert an equivalent amount of variable-rate debt, including commercial paper, to fixed rates of interest. See Note 7 for additional information.

      Total comprehensive income for the quarters ended June 30, 2005 and 2004 was $188.3 million and $254.9 million and for the six months ended June 30, 2005 and 2004 was $505.5 million and $389.4 million.


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

      The ineffective amounts, due to changes in the fair value of cash flow hedges, are recorded as either an increase or decrease to interest expense as presented in the following table ($ in millions):


                                                                                             Increase/Decrease to
                                                                            Ineffectiveness    Interest Expense
                                                                            ---------------  --------------------
Quarter ended June 30, 2005 (Restated)....................................       $1.7              Increase
Quarter ended June 30, 2004...............................................       $0.4              Decrease
Six months ended June 30, 2005 (Restated).................................       $0.6              Decrease
Six months ended June 30, 2004............................................       $0.7              Decrease


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

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged item ($ in millions):


                                                        June 30,   December 31,
                                                          2005         2004
                                                       ---------   -----------
                                                                                    Effectively converts the interest rate on
Floating to fixed-rate swaps........................   $ 4,399.1    $ 3,533.6       an equivalent amount of commercial
                                                                                    paper, variable-rate notes and selected
                                                                                    assets to a fixed rate.

Fixed to floating-rate swaps........................     7,781.4      7,642.6       Effectively converts the interest rate on
                                                       ---------    ---------       an equivalent amount of fixed-rate notes
Total interest rate swaps...........................   $12,180.5    $11,176.2       and selected assets to a variable rate.
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

      During 2005 and 2004, CIT entered into credit default swaps, with a combined notional value of $118.0 million and terms of 5 years, to economically hedge certain CIT credit exposures. These swaps do not meet the requirements for hedge accounting treatment and therefore are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income. The fair value adjustment for the quarter and six months ended June 30, 2005 amounted to a $1.3 million and $5.5 million pretax gain. CIT also has certain cross-currency swaps (with a combined notional principal of $1,635 million (Restated)) and an interest rate swap (basis swap denominated in U.S. dollars with notional principal of $935 million) that was acquired in the education lending acquisition. These instruments economically hedge exposures, but do not qualify for hedge accounting. These derivatives are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income.

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

Note 9 -- Postretirement and Other Benefit Plans

      The following table discloses various components of pension expense ($ in millions):


                                                                                  Quarters                    Six Months
                                                                                Ended June 30,               Ended June 30,
                                                                                --------------               --------------
                                                                              2005        2004           2005            2004
                                                                              ----        ----           ----            ----
Retirement Plans

Service cost .........................................................       $ 4.9        $ 4.4          $ 9.9          $ 8.9
Interest cost ........................................................         4.3          3.9            8.6            7.8
Expected return on plan assets .......................................        (4.8)        (4.0)          (9.6)          (8.1)
Amortization of net loss .............................................         0.7          0.7            1.4            1.4
                                                                             -----        -----          -----          -----
Net periodic benefit cost ............................................         5.1          5.0           10.3           10.0
Loss due to settlements and curtailments .............................         0.5           --            0.5             --
Cost for special termination benefits ................................         2.3           --            2.3             --
                                                                             -----        -----          -----          -----
Net amount recognized ................................................       $ 7.9        $ 5.0          $13.1          $10.0
                                                                             =====        =====          =====          =====
Postretirement Plans

Service cost .........................................................       $ 0.5        $ 0.4          $ 1.1          $ 0.9
Interest cost ........................................................         0.8          0.9            1.6            1.7
Amortization of net loss .............................................         0.3          0.2            0.5            0.5
                                                                             -----        -----          -----          -----
Net periodic benefit cost ............................................       $ 1.6        $ 1.5          $ 3.2          $ 3.1
                                                                             =====        =====          =====          =====



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


                                                                                 CIT
              CONSOLIDATING                           CIT         Capita        Holdings       Other
             BALANCE SHEETS                        Group Inc.  Corporation        LLC       Subsidiaries   Eliminations    Total
             --------------                        ----------  -----------     ---------    -----------    ------------  ----------
June 30, 2005 (Restated)

ASSETS
Net finance receivables ....................       $  1,051.2    $3,592.4      $1,891.7       $33,350.3     $      --    $39,885.6
Operating lease equipment, net .............               --       526.1         134.8         7,982.0            --      8,642.9
Finance receivables held for sale ..........               --       124.3          54.9         1,256.7            --      1,435.9
Cash and cash equivalents ..................            876.7       676.0         267.2           411.8            --      2,231.7
Other assets ...............................          9,595.9        60.6          16.4         1,883.1      (6,446.8)     5,109.2
                                                   ----------    --------      --------       ---------     ---------    ---------
  Total Assets .............................       $ 11,523.8    $4,979.4      $2,365.0       $44,883.9     $(6,446.8)   $57,305.3
                                                   ==========    ========      ========       =========     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt .......................................       $ 33,398.8    $  150.1      $3,873.4       $ 5,954.5     $      --    $43,376.8
Credit balances of factoring clients .......               --          --            --         3,649.2            --      3,649.2
Accrued liabilities and payables ...........        (28,321.8)    4,243.5      (3,341.7)       31,203.2            --      3,783.2
                                                   ----------    --------      --------       ---------     ---------    ---------
  Total Liabilities ........................          5,077.0     4,393.6         531.7        40,806.9            --     50,809.2
Minority interest ..........................                           --            --            49.3            --         49.3
Total Stockholders' Equity .................          6,446.8       585.8       1,833.3         4,027.7      (6,446.8)     6,446.8
                                                   ----------    --------      --------       ---------     ---------    ---------
  Total Liabilities and
  Stockholders' Equity .....................       $ 11,523.8    $4,979.4      $2,365.0       $44,883.9     $(6,446.8)   $57,305.3
                                                   ==========    ========      ========       =========     =========    =========

December 31, 2004

ASSETS
Net finance receivables ....................       $  1,121.1    $3,129.8      $1,682.7       $28,497.4     $      --    $34,431.0
Operating lease equipment, net .............               --       517.9         130.8         7,642.2            --      8,290.9
Finance receivables held for sale ..........               --       122.4          72.0         1,446.4            --      1,640.8
Cash and cash equivalents ..................          1,311.4       670.8         127.5           100.5            --      2,210.2
Other assets ...............................          9,536.8      (278.9)        316.2         1,019.4      (6,055.1)     4,538.4
                                                   ----------    --------      --------       ---------     ---------    ---------
  Total Assets .............................       $ 11,969.3    $4,162.0      $2,329.2       $38,705.9     $(6,055.1)   $51,111.3
                                                   ==========    ========      ========       =========     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt .......................................       $ 34,699.1    $  487.8      $1,383.8       $ 1,154.1     $      --    $37,724.8
Credit balances of factoring clients .......               --          --            --         3,847.3            --      3,847.3
Accrued liabilities and payables ...........        (28,784.9)    3,184.5        (591.3)       29,635.4            --      3,443.7
                                                   ----------    --------      --------       ---------     ---------    ---------
  Total Liabilities ........................          5,914.2     3,672.3         792.5        34,636.8            --     45,015.8
Minority interest ..........................                           --            --            40.4            --         40.4
Total Stockholders' Equity .................          6,055.1       489.7       1,536.7         4,028.7      (6,055.1)     6,055.1
                                                   ----------    --------      --------       ---------     ---------    ---------
  Total Liabilities and
  Stockholders' Equity .....................       $ 11,969.3    $4,162.0      $2,329.2       $38,705.9     $(6,055.1)   $51,111.3
                                                   ==========    ========      ========       =========     =========    =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                                 CIT
              CONSOLIDATING                           CIT         Capita        Holdings       Other
          STATEMENTS OF INCOME                     Group Inc.  Corporation        LLC       Subsidiaries   Eliminations    Total
          --------------------                     ----------  -----------     ---------    -----------    ------------  ----------
Six Months Ended June 30, 2005 (Restated)

Finance income .............................       $  23.2       $ 330.9         $112.7       $1,661.9       $    --      $2,128.7
Interest expense ...........................         (32.8)         82.1           40.4          769.6            --         859.3
                                                   -------       -------         ------       --------       -------      --------
Net finance income .........................          56.0         248.8           72.3          892.3            --       1,269.4
Depreciation on operating
  lease equipment ..........................            --         133.6           22.0          323.2            --         478.8
                                                   -------       -------         ------       --------       -------      --------
Net finance margin .........................          56.0         115.2           50.3          569.1            --         790.6
Provision for credit losses ................          (4.8)         22.6            5.8           68.9            --          92.5
                                                   -------       -------         ------       --------       -------      --------
Net finance margin, after provision
  for credit losses ........................          60.8          92.6           44.5          500.2            --         698.1
Equity in net income of subsidiaries .......         453.2            --             --             --        (453.2)           --
Other revenue ..............................          70.6          68.4           82.9          375.1            --         597.0
Net gain on venture capital investments ....            --            --             --           12.1            --          12.1
                                                   -------       -------         ------       --------       -------      --------
Operating margin ...........................         584.6         161.0          127.4          887.4        (453.2)      1,307.2
Operating expenses .........................          84.9         104.7           51.6          291.6            --         532.8
Provision for restructuring ................            --            --             --           25.2            --          25.2
                                                   -------       -------         ------       --------       -------      --------
Income (loss) before provision for
  income taxes .............................         499.7          56.3           75.8          570.6        (453.2)        749.2
Benefit (provision) for income taxes .......         (23.0)        (20.7)         (27.9)        (198.9)           --        (270.5)
Minority interest, after tax ...............            --            --             --           (2.0)           --          (2.0)
                                                   -------       -------         ------       --------       -------      --------
Net income .................................       $ 476.7       $  35.6         $ 47.9       $  369.7       $(453.2)     $  476.7
                                                   =======       =======         ======       ========       =======      ========

Six Months Ended June 30, 2004

Finance income .............................       $  15.5       $ 359.6         $ 93.7       $1,337.0       $    --      $1,805.8
Interest expense ...........................         (43.5)        105.6            7.5          528.4            --         598.0
                                                   -------       -------         ------       --------       -------      --------
Net finance income .........................          59.0         254.0           86.2          808.6            --       1,207.8
Depreciation on operating
  lease equipment ..........................            --         161.4           21.4          290.9            --         473.7
                                                   -------       -------         ------       --------       -------      --------
Net finance margin .........................          59.0          92.6           64.8          517.7            --         734.1
Provision for credit losses ................           7.7          25.5            5.2          112.9            --         151.3
                                                   -------       -------         ------       --------       -------      --------
Net finance margin, after provision
  for credit losses ........................          51.3          67.1           59.6          404.8            --         582.8
Equity in net income of subsidiaries .......         341.2            --             --             --        (341.2)           --
Other revenue ..............................          (2.2)         77.0           50.6          338.5            --         463.9
Net gain on venture capital investments ....            --            --             --            3.7            --           3.7
                                                   -------       -------         ------       --------       -------      --------
Operating margin ...........................         390.3         144.1          110.2          747.0        (341.2)      1,050.4
Operating expenses .........................          56.7          71.7           50.9          313.1            --         492.4
Gain on redemption of debt .................          41.8            --             --             --            --          41.8
                                                   -------       -------         ------       --------       -------      --------
Income (loss) before provision for
  income taxes .............................         375.4          72.4           59.3          433.9        (341.2)        599.8
Provision for income taxes .................          (9.5)        (28.2)         (23.1)        (173.1)           --        (233.9)
                                                   -------       -------         ------       --------       -------      --------
Net income .................................       $ 365.9       $  44.2         $ 36.2       $  260.8       $(341.2)     $  365.9
                                                   =======       =======         ======       ========       =======      ========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                                 CIT
              CONSOLIDATING                           CIT         Capita        Holdings       Other
         STATEMENT OF CASH FLOWS                   Group Inc.  Corporation        LLC       Subsidiaries   Eliminations    Total
         --------------------=--                   ----------  -----------     ---------    ------------   ------------  ----------
Six Months Ended June 30, 2005 (Restated)

Cash Flows From Operating Activities:

Net cash flows provided
  by (used for) operations .................       $ 6,180.5     $(267.5)      $  633.9       $(5,071.6)    $      --    $ 1,475.3
                                                   ---------     -------       --------       ---------     ---------    ---------

Cash Flows From Investing Activities:

Net increase (decrease) in financing and
leasing assets .............................            74.7      (594.9)        (205.7)       (1,599.6)           --     (2,325.5)
Inter-company loans and investments ........        (5,327.7)         --             --              --       5,327.7           --
Other ......................................              --          --             --           167.2            --        167.2
                                                   ---------     -------       --------       ---------     ---------    ---------
Net cash flows (used for) provided by
  investing activities .....................        (5,253.0)     (594.9)        (205.7)       (1,432.4)      5,327.7     (2,158.3)
                                                   ---------     -------       --------       ---------     ---------    ---------

Cash Flows From Financing Activities:

Net increase (decrease) in debt ............        (1,300.3)     (337.7)       2,489.6           237.0            --      1,088.6
Net loans extended -- pledged ..............              --          --             --          (270.3)           --       (270.3)
Inter-company financing ....................              --     1,205.3       (2,778.1)        6,900.5      (5,327.7)          --
Cash dividends paid ........................           (61.9)         --             --              --            --        (61.9)
Other ......................................              --          --             --           (51.9)           --        (51.9)
                                                   ---------     -------       --------       ---------     ---------    ---------
Net cash flows provided by (used for)
  financing activities .....................        (1,362.2)      867.6         (288.5)        6,815.3      (5,327.7)       704.5
                                                   ---------     -------       --------       ---------     ---------    ---------
Net increase (decrease) in cash and
  cash equivalents .........................          (434.7)        5.2          139.7           311.3            --         21.5
Cash and cash equivalents,
  beginning of period ......................         1,311.4       670.8          127.5           100.5            --      2,210.2
                                                   ---------     -------       --------       ---------     ---------    ---------
Cash and cash equivalents, end of period ...       $   876.7     $ 676.0       $  267.2       $   411.8     $      --    $ 2,231.7
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

Note 16 -- Restatement Relating to Derivative Hedge Accounting

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

      The elimination of hedge accounting from inception of the compound swaps resulted in an increase in pre-tax income of $52.4 million and $80.1 million for the three and six months ended June 30, 2005, to reflect the elimination of adjustments to the basis of the corresponding debt under SFAS 133 fair value hedge accounting for changes in interest rates during the period. This amount includes a year to date increase in other revenue for 2004 and prior derivative hedge accounting adjustments that management determined to be immaterial to the 2004 annual and interim financial statements. This increase to revenues in the six-month period will reduce future earnings by an equal amount through 2015. We are also including other previously identified, immaterial, in-period financial statement changes for various revenue and expense accruals in conjunction with this restatement with respect to year to date results.

      The primary impacts of this restatement of non-cash items on our financial statements are as follows ($ in millions, per share amounts in dollars):



                                                       Quarter                                     Year to Date
At or for the Quarter and Six            -------------------------------------         ----------------------------------
                                         Previously                                    Previously
Months Ended June 30, 2005                Reported      Restated       Change           Reported     Restated      Change
                                         ---------      --------       ------          ----------    --------      ------
Income Statement
   Finance income                        $ 1,106.7     $ 1,100.7       $ (6.0)         $ 2,128.7    $ 2,128.7     $   --
   Interest expense                          466.7         467.8          1.1              860.9        859.3       (1.6)
   Other revenue                             278.9         331.3         52.4              518.3        597.0       78.7
   Salaries and general operating
     expenses                                271.8         268.8         (3.0)             532.8        532.8         --
   Provision for income taxes                113.0         132.9         19.9              235.8        270.5       34.7
   Net income                                220.7         249.1         28.4              431.1        476.7       45.6
   Basic earnings per share                   1.05          1.18         0.13               2.05         2.26       0.21
   Diluted earnings per share                 1.03          1.16         0.13               2.01         2.22       0.21
Balance Sheet
   Finance receivables and education
     lending receivables                  40,509.3      40,507.9         (1.4)
   Total debt                             43,458.5      43,376.8        (81.7)
   Accrued liabilities and payables        3,748.5       3,783.2         34.7
   Total stockholders' equity              6,401.2       6,446.8         45.6

      The effect of the restatement on our statement of financial position at the end of the reported periods is immaterial and the restatement has no effect on our cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
   and
Item 3. Quantitative and Qualitative Disclosure about Market Risk


      Certain data within this section has been "Restated" as detailed in Note 16 -- Restatement Relating to Derivative Hedge Accounting to the financial statements.


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

Profitability

      Profitability measurements for the respective periods are presented in the table below:


                                                            Quarters Ended June 30,    Six Months Ended June 30,
                                                            -----------------------    -------------------------
                                                              2005          2004          2005            2004
                                                             ------        ------        ------          ------
                                                           (Restated)                  (Restated)
Net income.............................................      $249.1        $176.6        $476.7          $365.9
Net income per diluted share...........................      $ 1.16        $ 0.82        $ 2.22          $ 1.70
Net income as a percentage of AEA......................        2.10%         1.86%         2.08%           1.95%
Return on average tangible common equity...............        18.3%         13.7%         17.4%           14.4%
Return on average common equity........................        15.7%         12.5%         15.2%           13.1%


--------------------------------------------------------------------------------
For the six months ended June 30, 2004, net income, net income per diluted share, net income as a percentage of average earning assets ("AEA"), return on average tangible equity and return on average equity excluding gain on redemption of debt, were $340.4 million, $1.58, 1.82%, 13.4% and 12.2%, respectively.


      Current quarter net income includes: a pre-tax $25.2 million restructuring charge corresponding to the termination benefits of approximately 200 employees in conjunction with the realignment of Commercial Finance and other business streamlining activities (detailed further in Note 12 -- Severance and Facility Restructuring Reserves) and a pre-tax $22.0 million gain on the sale of a significant portion of the business aircraft portfolio. Current quarter and year to date 2005 also include pre-tax mark-to-market gains of $52.4 million and $80.1 million relating to derivatives that do not qualify for hedge accounting treatment. Prior year first half net income included a pre-tax $41.8 million gain on early debt redemption. Excluding these transactions, the improved results reflected lower charge-offs, strong non-spread revenues and a lower effective tax rate.


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


                                                                 Quarters Ended June 30,
                                           ----------------------------------------------------------------------
                                                         2005                                2004
                                           ---------------------------------    ---------------------------------
                                                      (Restated)
                                                                 Return on                            Return on
                                             Net     Return    Risk-Adjusted      Net     Return    Risk-Adjusted
                                           Income    on AEA       Capital       Income    on AEA       Capital
                                           ------    ------    -------------    ------    ------    -------------
Specialty Finance -- commercial......      $ 75.5     2.71%        22.8%        $ 65.6     2.66%        20.3%
Specialty Finance -- consumer........        16.7     0.63%         9.5%          14.2     1.60%        18.7%
                                           ------                               ------
   Total Specialty Finance..........         92.2     1.70%        17.8%          79.8     2.37%        20.0%
                                           ------                               ------
Commercial Services.................         42.6     6.43%        25.5%          40.0     5.87%        26.2%
Corporate Finance...................         43.4     2.21%        20.6%          48.3     2.97%        28.5%
Equipment Finance...................         34.2     2.19%        15.6%          19.3     1.12%         7.5%
Capital Finance.....................         38.9     1.72%        12.4%          13.2     0.65%         6.3%
                                           ------                               ------
   Total Commercial Finance.........        159.1     2.47%        17.5%         120.8     1.99%        15.6%
                                           ------                               ------
Corporate, including certain charges         (2.2)   (0.02)%         --          (24.0)   (0.27)%         --
                                           ------                               ------
   Total............................       $249.1     2.10%        18.3%        $176.6     1.86%        13.7%
                                           ======                               ======

                                                                Six Months Ended June 30,
                                           ----------------------------------------------------------------------
                                                        2005                                 2004
                                           ---------------------------------    ---------------------------------
                                                     (Restated)
                                                                 Return on                            Return on
                                             Net     Return    Risk-Adjusted      Net     Return    Risk-Adjusted
                                           Income    on AEA       Capital       Income    on AEA       Capital
                                           ------    ------    -------------    ------    ------    -------------
Specialty Finance -- commercial......      $153.4     2.75%        23.4%        $134.5     2.74%        21.0%
Specialty Finance -- consumer........        32.4     0.71%        10.2%          21.7     1.33%        15.2%
                                           ------                               ------
   Total Specialty Finance..........        185.8     1.83%        18.8%         156.2     2.39%        19.9%
                                           ------                               ------
Commercial Services.................         79.9     6.23%        25.0%          76.3     5.76%        25.0%
Corporate Finance...................         85.1     2.19%        20.4%          78.2     2.40%        23.1%
Equipment Finance...................         55.5     1.78%        12.6%          35.4     1.03%         6.9%
Capital Finance.....................         65.5     1.48%        10.7%          35.7     0.88%         8.7%
                                           ------                               ------
   Total Commercial Finance.........        286.0     2.25%        16.0%         225.6     1.87%        14.6%
                                           ------                               ------
Corporate, including certain charges          4.9     0.02%          --          (15.9)   (0.10)%         --
                                           ------                               ------
   Total............................       $476.7     2.08%        17.4%        $365.9     1.95%        14.4%
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

      Corporate included amounts as shown in the table below (after tax):


                                                            Quarters Ended June 30,    Six Months Ended June 30,
                                                            -----------------------    -------------------------
                                                              2005          2004          2005          2004
                                                             ------        ------        ------        ------
                                                           (Restated)                  (Restated)
Unallocated expenses...................................      $(16.6)       $(23.9)       $(30.8)       $(39.3)
Restructuring charges..................................       (15.4)           --         (15.4)           --
Gain on derivatives....................................        29.7            --          45.4            --
Gain on debt redemption................................          --            --            --          25.5
Venture capital operating income/(losses)(1)...........         0.1          (0.1)          5.7          (2.1)
                                                             ------        ------        ------        ------
   Total...............................................      $ (2.2)       $(24.0)       $  4.9        $(15.9)
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

Net Finance Margin

      A table summarizing the components of net finance margin is set forth below ($ in millions):


                                                          Quarters Ended June 30,    Six Months Ended June 30,
                                                          -----------------------    -------------------------
                                                            2005          2004          2005          2004
                                                          ---------     ---------     ---------     ---------
                                                          (Restated)                  (Restated)
Finance income -- loans and capital leases..............  $   730.2     $   577.0     $ 1,400.2     $ 1,133.6
Rental income on operating leases......................       370.5         331.9         728.5         672.2
Interest expense.......................................       467.8         300.0         859.3         598.0
                                                          ---------     ---------     ---------     ---------
   Net finance income..................................       632.9         608.9       1,269.4       1,207.8
Depreciation on operating lease equipment..............       241.2         237.9         478.8         473.7
                                                          ---------     ---------     ---------     ---------
   Net finance margin..................................   $   391.7     $   371.0     $   790.6     $   734.1
                                                          =========     =========     =========     =========
As a % of AEA:
Finance income -- loans and capital leases..............       6.15%         6.08%         6.10%         6.05%
Rental income on operating leases......................        3.12%         3.49%         3.18%         3.59%
Interest expense.......................................        3.94%         3.16%         3.74%         3.19%
                                                          ---------     ---------     ---------     ---------
   Net finance income..................................        5.33%         6.41%         5.54%         6.45%
Depreciation on operating lease equipment..............        2.03%         2.50%         2.09%         2.53%
                                                          ---------     ---------     ---------     ---------
   Net finance margin..................................        3.30%         3.91%         3.45%         3.92%
                                                          =========     =========     =========     =========
As a % of AOL:
Rental income on operating leases......................       17.42%        17.40%        17.32%        17.65%
Depreciation on operating lease equipment..............       11.34%        12.47%        11.38%        12.44%
                                                          ---------     ---------     ---------     ---------
   Net operating lease margin..........................        6.08%         4.93%         5.94%         5.21%
                                                          =========     =========     =========     =========
Average Earning Assets.................................   $47,482.4     $37,992.8     $45,869.5     $37,499.1
                                                          =========     =========     =========     =========
Average Operating Leases Equipment ("AOL").............   $ 8,508.7     $ 7,628.5     $ 8,413.7     $ 7,613.6
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

      A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown in the following table ($ in millions):

                                                                   Before Swaps            After Swaps
                                                               --------------------    --------------------
Quarter Ended June 30, 2005 (Restated)

Commercial paper, variable-rate senior
   notes and bank credit facilities.........................   $16,678.0      3.28%    $20,225.5      3.69%
Fixed-rate senior and subordinated notes....................    26,632.0      5.10%     23,084.5      4.88%
                                                               ---------               ---------
Composite...................................................   $43,310.0      4.40%    $43,310.0      4.33%
                                                               =========               =========

Quarter Ended June 30, 2004

Commercial paper, variable-rate senior
   notes and bank credit facilities.........................   $14,875.7      1.55%    $18,250.0      2.33%
Fixed-rate senior and subordinated notes....................    19,312.4      5.71%     15,938.1      5.19%
                                                               ---------               ---------
Composite...................................................   $34,188.1      3.90%    $34,188.1      3.67%
                                                               =========               =========

Six Months Ended June 30, 2005 (Restated)

Commercial paper, variable-rate senior
   notes and bank credit facilities.........................   $16,003.1      3.05%    $19,917.4      3.47%
Fixed-rate senior and subordinated notes....................    25,460.1      5.01%     21,545.8      4.77%
                                                               ---------               ---------
Composite...................................................   $41,463.2      4.25%    $41,463.2      4.14%
                                                               =========               =========

Six Months Ended June 30, 2004

Commercial paper, variable-rate senior
   notes and bank credit facilities.........................   $14,289.9      1.56%    $18,036.9      2.30%
Fixed-rate senior and subordinated notes....................    19,130.3      5.70%     15,383.3      5.26%
                                                               ---------               ---------
Composite...................................................   $33,420.2      3.93%    $33,420.2      3.66%
                                                               =========               =========

      The weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred over the life of the borrowings had the interest rate risk been managed without the use of such swaps.

Net Finance Margin after Provision for Credit Losses (Risk-Adjusted Margin)

      The following table summarizes risk-adjusted margin, both in amount and as a percentage of AEA ($ in millions):


                                                           Quarters Ended June 30,    Six Months Ended June 30,
                                                           -----------------------    -------------------------
                                                              2005          2004          2005         2004
                                                             ------        ------        ------        ------
                                                           (Restated)                  (Restated)
Net finance margin.....................................      $391.7        $371.0        $790.6        $734.1
Provision for credit losses............................        47.2          65.7          92.5         151.3
                                                             ------        ------        ------        ------
Net finance margin after provision for credit
   losses (risk adjusted margin).......................      $344.5        $305.3        $698.1        $582.8
                                                             ======        ======        ======        ======

As a % of AEA:
Net finance margin.....................................        3.30%         3.91%         3.45%         3.92%
Provision for credit losses............................        0.40%         0.70%         0.40%         0.81%
                                                             ------        ------        ------        ------
Net finance margin after provision for credit
   losses (risk adjusted margin).......................        2.90%         3.21%         3.05%         3.11%
                                                             ======        ======        ======        ======


      For both the quarter and the six months, credit quality, including lower charge-offs, mitigated the previously discussed decline in net finance margin in relation to 2004. Charge-off trends are discussed further in "Credit Metrics".

Other Revenue

      The components of other revenue are set forth in the following table ($ in millions):


                                                           Quarters Ended June 30,    Six Months Ended June 30,
                                                           -----------------------    -------------------------
                                                              2005          2004          2005          2004
                                                             ------        ------        ------        ------
                                                           (Restated)                  (Restated)
Fees and other income..................................      $168.6        $141.0        $317.4        $267.7
Factoring commissions..................................        56.3          53.5         111.1         108.5
Gains on derivatives ..................................        52.4            --          80.1            --
Gains on sales of leasing equipment....................        20.9          27.1          43.5          54.4
Gain on sale of business aircraft portfolio............        22.0            --          22.0            --
Gains on securitizations...............................        11.1          11.9          22.9          33.3
                                                             ------        ------        ------        ------
   Total other revenue.................................      $331.3        $233.5        $597.0        $463.9
                                                             ======        ======        ======        ======
Other revenue as a percentage of AEA...................        2.79%         2.46%         2.60%         2.47%
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

      The   following   table   presents   information    regarding   gains   on
securitizations ($ in millions):


                                                           Quarters Ended June 30,    Six Months Ended June 30,
                                                           -----------------------    -------------------------
                                                              2005          2004          2005          2004
                                                             ------        ------        ------        ------
Total volume securitized...............................    $1,052.7        $847.2      $1,981.7      $2,083.6
Gains..................................................    $   11.1        $ 11.9      $   22.9      $   33.3
Gains as a percentage of volume securitized............        1.05%         1.40%         1.16%         1.60%
Gains as a percentage of pre-tax income (Restated).....        2.90%         4.11%         3.06%         5.55%
Securitized assets.....................................                                $7,459.9      $8,401.0
Retained interest in securitized assets................                                $1,086.0      $1,178.5


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

Salaries and General Operating Expenses

      The efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA") are summarized in the following table ($ in millions):


                                                           Quarters Ended June 30,   Six Months Ended June 30,
                                                           -----------------------   -------------------------
                                                            2005          2004          2005          2004
                                                          ---------     ---------     ---------     ---------
                                                         (Restated)                  (Restated)
Salaries and employee benefits.........................   $   161.7     $   156.8     $   331.0     $   302.2
Other general operating expenses.......................       107.1          95.6         201.8         190.2
                                                          ---------     ---------     ---------     ---------
Salaries and general operating expenses................       268.8         252.4         532.8         492.4
Provision for restructuring............................        25.2            --          25.2            --
                                                          ---------     ---------     ---------     ---------
Total..................................................   $   294.0     $   252.4     $   558.0     $   492.4
                                                          =========     =========     =========     =========
Efficiency ratio(1)....................................        40.6%         41.5%         39.9%         41.0%
Salaries and general operating expenses as a
   percentage of AMA(2)................................        2.16%         2.17%         2.09%         2.12%
Average Managed Assets.................................   $54,910.8     $46,608.4     $53,426.9     $46,406.5

--------------------------------------------------------------------------------

(1) Efficiency ratio is the ratio of salaries and general operating expenses to operating margin, excluding the provision for credit losses. Excluding the provision for restructuring, the gain on sale of business aircraft, and the gain on derivatives, the efficiency ratio was 41.4% and 41.1% for the quarter, six months ended June 30, 2005.



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


      The effective tax rate was 34.7% and 39.0% for the quarters ended June 30, 2005 and 2004 and 36.1% and 39.0% for the respective year to date periods. The reduction in the 2005 effective tax rate, which is based on our revised estimate of annual effective tax rate of approximately 35%, reflects improved profitability in certain foreign locations, as well as our plan to relocate and place certain aerospace assets in Ireland with offshore funding, as provisions of the American Jobs Creation Act of 2004 provide favorable treatment for certain aircraft leasing operations conducted offshore. In total, we anticipate transferring approximately 40 commercial aircraft during the year. The improved profitability in international operations resulted from our initiative to grow our international profitability via better platform efficiency coupled with asset growth.


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

Financing and Leasing Assets

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions):


                                                                         June 30,    December 31,   Percentage
                                                                           2005         2004          Change
                                                                        ---------     ---------     ----------
                                                                        (Restated)
Specialty Finance Group
   Specialty Finance -- commercial

     Finance receivables............................................    $ 8,588.8     $ 8,805.7        (2.5)%
     Operating lease equipment, net.................................      1,105.8       1,078.7          2.5%
     Finance receivables held for sale..............................      1,031.9       1,288.4       (19.9)%
                                                                        ---------     ---------
       Owned assets.................................................     10,726.5      11,172.8        (4.0)%
     Finance receivables securitized and managed by CIT.............      3,797.2       4,165.5        (8.8)%
                                                                        ---------     ---------
     Managed assets.................................................     14,523.7      15,338.3        (5.3)%
                                                                        ---------     ---------
   Specialty Finance -- consumer

     Finance receivables -- home lending............................      6,172.9       4,896.8         26.1%
     Finance receivables -- education lending.......................      4,170.9            --           N/A
     Finance receivables -- other...................................        273.2         236.0         15.8%
     Finance receivables held for sale..............................        282.0         241.7         16.7%
                                                                        ---------     ---------
       Owned assets.................................................     10,899.0       5,374.5        102.8%
     Home lending finance receivables securitized
       and managed by CIT ..........................................      1,027.6       1,228.7        (16.4)%
                                                                        ---------     ---------
     Managed assets.................................................     11,926.6       6,603.2         80.6%
                                                                        ---------     ---------
Commercial Finance Group
   Commercial Services

     Finance receivables............................................      6,417.2       6,204.1          3.4%
                                                                        ---------     ---------
   Corporate Finance

     Finance receivables............................................      7,998.0       6,702.8         19.3%
     Operating lease equipment, net.................................         78.3          35.1        123.1%
     Finance receivables held for sale..............................         27.9            --          N/A
                                                                        ---------     ---------
       Owned assets.................................................      8,104.2       6,737.9         20.3%
     Finance receivables securitized and managed by CIT.............         54.0            --          N/A
                                                                        ---------     ---------
     Managed assets.................................................      8,158.2       6,737.9         21.1%
                                                                        ---------     ---------
   Equipment Finance

     Finance receivables............................................      4,420.7       6,373.1       (30.6)%
     Operating lease equipment, net.................................        121.4         440.6       (72.4)%
     Finance receivables held for sale..............................         94.1         110.7       (15.0)%
                                                                        ---------     ---------
       Owned assets.................................................      4,636.2       6,924.4       (33.0)%
     Finance receivables securitized and managed by CIT.............      2,581.1       2,915.5       (11.5)%
                                                                        ---------     ---------
     Managed assets.................................................      7,217.3       9,839.9       (26.7)%
                                                                        ---------     ---------
   Capital Finance

     Finance receivables............................................      2,466.2       1,829.7         34.8%
     Operating lease equipment, net.................................      7,337.4       6,736.5          8.9%
                                                                        ---------     ---------
       Owned assets.................................................      9,803.6       8,566.2         14.4%
                                                                        ---------     ---------
   Other -- Equity Investments......................................         31.6         181.0       (82.5)%
                                                                        ---------     ---------
   Total

     Finance receivables............................................    $40,507.9     $35,048.2         15.6%
     Operating lease equipment, net.................................      8,642.9       8,290.9          4.2%
     Finance receivables held for sale..............................      1,435.9       1,640.8       (12.5)%
                                                                        ---------     ---------
     Financing and leasing assets excl. equity investments..........     50,586.7      44,979.9         12.5%
     Equity investments (included in other assets)..................         31.6         181.0       (82.5)%
                                                                        ---------     ---------
       Owned assets.................................................     50,618.3      45,160.9         12.1%
     Finance receivables securitized and managed by CIT.............      7,459.9       8,309.7       (10.2)%
                                                                        ---------     ---------
       Managed assets...............................................    $58,078.2     $53,470.6          8.6%
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

      Selected statistics for our education lending portfolio are as follows ($ in millions):


                                                      June 30,      March 31,
                                                        2005          2005
                                                      --------      --------
Finance receivables by product type
Consolidation loans..............................     $3,954.8      $3,996.9
Other U.S. Government guaranteed loans...........        322.6         424.6
Private (non-guaranteed) loans and other.........         14.1          13.4
                                                      --------      --------
   Total.........................................     $4,291.5      $4,434.9
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

      The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:


                                                                Before Swaps                  After Swaps
                                                         ---------------------------  ---------------------------
                                                         Fixed rate    Floating rate  Fixed rate    Floating rate
                                                         ----------    -------------  ----------    -------------
                      June 30, 2005

Assets.................................................      48%            52%           48%            52%
Liabilities (Restated).................................      54%            46%           41%            59%

                    December 31, 2004

Assets.................................................      55%            45%           55%            45%
Liabilities............................................      60%            40%           46%            54%


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


Foreign Exchange Risk Management -- To the extent local foreign currency borrowings are not raised, CIT utilizes foreign currency exchange forward contracts to hedge or mitigate currency risk underlying foreign currency loans to subsidiaries and the net investments in foreign operations. These contracts are designated as foreign currency cash flow hedges or net investment hedges and changes in fair value of these contracts are recorded in accumulated other comprehensive loss along with the translation gains and losses on the underlying hedged items. Translation gains and losses of the underlying foreign net investment, as well as offsetting derivative gains and losses on designated hedges, are reflected in accumulated other comprehensive loss in the Consolidated Balance Sheets. CIT also utilizes cross currency swaps to hedge currency risk underlying foreign currency debt and selected foreign currency assets. These swaps are designated as foreign currency cash flow hedges or foreign currency fair value hedges and changes in fair value of these contracts are recorded in accumulated other comprehensive loss (for cash flow hedges), or effectively as a basis adjustment (including the impact of the offsetting adjustment to the carrying value of the hedged item) to the hedged item (for fair value hedges) along with the transaction gains and losses on the underlying hedged items. CIT also has certain cross-currency swaps which economically hedge exposures, but do not qualify for hedge accounting.


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

      The following tables summarize significant contractual obligations and projected cash receipts, and contractual commitments at June 30, 2005 ($ in millions):


                                                  Payments and Collections by Period(3) Ending June 30,
                                         ------------------------------------------------------------------------
                                            Total       2006          2007       2008          2009        2010+
                                         ---------   ---------    ---------   ---------     --------    ---------
                                         (Restated)  (Restated)                                         (Restated)
Commercial Paper.......................  $ 3,253.4   $ 3,253.4    $      --   $      --     $     --    $      --
Variable-rate senior unsecured notes...   13,556.0     4,505.1      5,625.4     2,217.3        837.7        370.5
Fixed-rate senior unsecured notes......   22,375.7     4,000.3      1,910.6     3,130.6      1,691.9     11,642.3
Non-recourse, secured borrowings.......    3,938.8     1,157.9           --          --           --      2,780.9
Preferred capital security.............      252.9          --           --          --           --        252.9
Lease rental expense...................      320.9        54.1         52.9        46.0         31.4        136.5
                                         ---------   ---------    ---------   ---------     --------    ---------
   Total contractual obligations.......   43,697.7    12,970.8      7,588.9     5,393.9      2,561.0     15,183.1
                                         ---------   ---------    ---------   ---------     --------    ---------
Finance receivables(1).................   40,507.9    12,047.2      4,362.2     3,717.2      2,460.6     17,920.7
Operating lease rental income..........    3,443.4     1,118.6        836.4       550.9        378.5        559.0
Finance receivables held for sale(2)...    1,435.9     1,435.9           --          --           --           --
Cash -- current balance.................   2,231.7     2,231.7           --          --           --           --
Retained interest in securitizations
   and other investments...............    1,122.0       819.8        124.2        42.9         98.2         36.9
                                         ---------   ---------    ---------   ---------     --------    ---------
   Total projected cash receipts.......   48,740.9    17,653.2      5,322.8     4,311.0      2,937.3     18,516.6
                                         ---------   ---------    ---------   ---------     --------    ---------
Net projected cash inflow (outflow)....  $ 5,043.2   $ 4,682.4    $(2,266.1)  $(1,082.9)    $  376.3    $ 3,333.5
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

Capitalization

      The following table presents information regarding our capital structure ($ in millions):


                                                                                                 June 30,     December 31,
                                                                                                   2005          2004
                                                                                                 ---------    ------------
                                                                                                (Restated)
Commercial paper and term debt...........................................................        $43,123.9     $37,471.0
                                                                                                 ---------     ---------
Preferred capital securities.............................................................            252.9         253.8
Stockholders' equity(1)..................................................................          6,459.3       6,073.7
Goodwill and other intangible assets.....................................................           (903.1)       (596.5)
                                                                                                 ---------     ---------
  Total tangible stockholders' equity and preferred capital securities...................          5,809.1       5,731.0
                                                                                                 ---------     ---------
Total tangible capitalization............................................................        $48,933.0     $43,202.0
                                                                                                 =========     =========
Tangible stockholders' equity(1) and Preferred Capital Securities to managed assets .....            10.00%        10.72%


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

Statistical Data

      The following table presents components of net income as a percentage of AEA, along with other selected financial data ($ in millions):


                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                        2005           2004
                                                                                      ---------     ---------
                                                                                      (Restated)
Finance income....................................................................         9.28%         9.64%
Interest expense..................................................................         3.74%         3.19%
                                                                                      ---------     ---------
Net finance income................................................................         5.54%         6.45%
Depreciation on operating lease equipment.........................................         2.09%         2.53%
                                                                                      ---------     ---------
Net finance margin................................................................         3.45%         3.92%
Provision for credit losses.......................................................         0.40%         0.81%
                                                                                      ---------     ---------
Net finance margin after provision for credit losses..............................         3.05%         3.11%
Other revenue.....................................................................         2.60%         2.47%
Gain (loss) on venture capital investments........................................         0.05%         0.02%
                                                                                      ---------     ---------
Operating margin..................................................................         5.70%         5.60%
Salaries and general operating expenses...........................................         2.32%         2.63%
Provision for restructuring.......................................................         0.11%         0.00%
Gain on redemption of debt........................................................           --          0.23%
                                                                                      ---------     ---------
Income before provision for income taxes..........................................         3.27%         3.20%
Provision for income taxes........................................................        (1.18)%       (1.25)%
Minority interest, after tax......................................................        (0.01)%          --
                                                                                      ---------     ---------
  Net income......................................................................         2.08%         1.95%
                                                                                      =========     =========
Average Earning Assets............................................................    $45,869.5     $37,499.1
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

      Selected non-GAAP disclosures are presented and reconciled in the table below ($ in millions):


                                                                                      June 30,    December 31,
                                                                                        2005          2004
                                                                                      ---------     ---------
                                                                                     (Restated)
Managed assets(1):
Finance receivables...............................................................    $40,507.9     $35,048.2
Operating lease equipment, net....................................................      8,642.9       8,290.9
Finance receivables held for sale.................................................      1,435.9       1,640.8
Equity and venture capital investments (included in other assets).................         31.6         181.0
                                                                                      ---------     ---------
Total financing and leasing portfolio assets......................................     50,618.3      45,160.9
Securitized assets................................................................      7,459.9       8,309.7
                                                                                      ---------     ---------
   Managed assets.................................................................    $58,078.2     $53,470.6
                                                                                      =========     =========
Earning assets(2):

Total financing and leasing portfolio assets......................................    $50,618.3     $45,160.9
Credit balances of factoring clients..............................................     (3,649.2)     (3,847.3)
                                                                                      ---------     ---------
   Earning assets.................................................................    $46,969.1     $41,313.6
                                                                                      =========     =========
Tangible equity(3):

Total equity......................................................................    $ 6,446.8     $ 6,055.1
Other comprehensive loss relating to derivative financial instruments.............         29.5          27.1
Unrealized gain on securitization investments.....................................        (17.0)         (8.5)
Goodwill and intangible assets....................................................       (903.1)       (596.5)
                                                                                      ---------     ---------
Tangible common equity............................................................      5,556.2       5,477.2
Preferred capital securities......................................................        252.9         253.8
                                                                                      ---------     ---------
   Tangible equity................................................................    $ 5,809.1     $ 5,731.0
                                                                                      =========     =========
Debt, net of overnight deposits(4):
Total debt........................................................................    $43,376.8     $37,724.8
Overnight deposits................................................................     (1,149.2)     (1,507.3)
Preferred capital securities......................................................       (252.9)       (253.8)
                                                                                      ---------     ---------
   Debt, net of overnight deposits................................................    $41,974.7     $35,963.7
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

      As of December 31, 2004, the Company did not maintain effective controls over the valuation and documentation of certain of its compound derivative transactions. Specifically, the Company recognized certain derivative financial instruments as hedges of interest rate risk without sufficient documentation as required by accounting principles generally accepted in the United States. Furthermore, the Company did not perform required periodic hedge effectiveness testing because it was inappropriately assumed that the hedges were effective. This control deficiency did not result in a material misstatement to the 2004 annual or interim consolidated financial statements. However, this control deficiency resulted in the restatement of the Company's 2005 first, second and third quarter interim consolidated financial statements. In addition, this control deficiency could result in the misstatement of derivative related accounts including other revenue, debt and other comprehensive income that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness as of June 30, 2005.

      In connection with this restatement, under the direction of our principal executive officer and our principal financial officer, we determined that the above constituted a material weakness in internal control with respect to our accounting treatment and related hedge documentation for certain cross-currency swaps as of June 30, 2005.

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

            31.1 Certification of Jeffrey M. Peek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Joseph M. Leone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------
* Portions of this exhibit have been redacted and are subject of a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934 as amended.

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