Form 10-Q/A
period 2005-09-30
CIT GROUP INC
filed 2005-12-13
CIK 1171825

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   -----------
                                   Form 10-Q/A
                                 Amendment No. 1
                                       to
                                    Form 10-Q
                                   -----------


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

================================================================================

                                    Overview

      We are filing this amendment to our Form 10-Q for the quarterly period ended September 30, 2005 to restate financial statements and corresponding financial information for certain derivative transactions that do not qualify for hedge accounting. We are also including other previously identified, immaterial, in-period financial statement changes (relating to year-to-date results) in conjunction with this amendment.

      The primary impacts of this restatement of non-cash items on our financial statements and certain key financial ratios are as follows ($ in millions, per share amounts in dollars):

                                                       Quarter                                  Year to Date
                                       -------------------------------------         ----------------------------------
At or for the Quarter and Nine         Previously                                    Previously
Months Ended September 30, 2005         Reported        Restated      Change          Reported     Restated      Change
-------------------------------        -----------      --------      ------         -----------   --------      ------
Income Statement
   Finance income .....................  $ 1,153.7      $1,153.7      $  --          $ 3,282.4      $3,282.4      $  --
   Interest expense ...................      495.4         495.4         --            1,356.3       1,354.7       (1.6)
   Other revenue ......................      253.8         239.5      (14.3)             784.2         848.6       64.4
   Salaries and general operating
    expenses ..........................      281.1         281.1         --              813.9         813.9         --
   Provision for income taxes .........       93.0          86.8       (6.2)             328.8         357.3       28.5
   Net income .........................      219.5         211.4       (8.1)             650.6         688.1       37.5
   Basic earnings per common share ....       1.08          1.04      (0.04)              3.13          3.31       0.18
   Diluted earnings per common share ..       1.06          1.02      (0.04)              3.06          3.24       0.18
Balance Sheet
   Finance receivables and education
     lending receivables...............   42,686.6      42,685.2       (1.4)
   Total debt .........................   44,966.7      44,899.3      (67.4)
   Accrued liabilities and payables ...    4,293.7       4,322.2       28.5
   Total stockholders' equity .........    6,574.3       6,611.8       37.5
Financial Ratios
   Net finance margin as a percentage
     of average earning assets ........       3.41%         3.41%                         3.41%        3.41%
   Return on average earning assets ...       1.80%         1.73%                         1.84%        1.95%
   Return on average common equity ....       14.3%         13.8%                         14.0%        14.8%
   Return on average tangible
     common equity ....................       17.0%         16.4%                         16.2%        17.1%
   Tangible stockholders' equity
     and preferred capital securities
     to managed assets ................       9.44%         9.50%
   Efficiency ratio ...................       42.0%         42.9%                         42.2%        40.8%

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

      We determined that seven compound cross-currency and interest rate swaps with a notional principal of approximately $1.4 billion at September 30, 2005 were not appropriately accounted for, even though these compound swaps were highly effective economic hedges of the interest rate and currency exchange risks associated with the corresponding foreign denominated debt. We documented these swaps originally as "matched terms" hedges, which assumes no hedge ineffectiveness. The swaps would have qualified for "long-haul" hedge accounting with ineffectiveness reflected in current earnings. However, the swaps did not qualify for hedge accounting treatment from their inception, as SFAS 133 does not allow for subsequent documentation modifications.

      The elimination of hedge accounting from inception of the compound swaps resulted in an increase to other revenue and earnings for the nine months ended September 30, 2005 to reflect the elimination of adjustments to the basis of the corresponding debt under SFAS 133 fair value hedge accounting for changes in interest rates during each period. This increase to revenues in the current period will reduce future earnings by an equal amount through 2015.

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

      After reviewing the above with the Audit Committee of the Board of Directors on December 9, 2005, the Audit Committee agreed with management's recommendation to adjust our financial statements. In light of this decision and resulting restatement, the previously reported financial statements and other information included in the CIT Group Inc. Form 10-Q for the quarterly period ended September 30, 2005 should no longer be relied upon.

                         CIT GROUP INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

                         Part I--Financial Information:


Item 1. Consolidated Financial Statements................................    1
        Consolidated Balance Sheets (Unaudited)..........................    1
        Consolidated Statements of Income (Unaudited)....................    2
        Consolidated Statement of Stockholders' Equity (Unaudited).......    3
        Consolidated Statements of Cash Flows (Unaudited)................    4
        Notes to Consolidated Financial Statements (Unaudited)...........  5-22
Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations and
Item 3. Quantitative and Qualitative Disclosure about Market Risk........  23-49
Item 4. Controls and Procedures..........................................   50

                           Part II--Other Information:

Item 1. Legal Proceedings................................................   52
Item 2. Unregistered Sales of Equity Securities and
          Use of Proceeds................................................   52
Item 3. Default Upon Senior Securities...................................   53
Item 4. Submission of Matters to a Vote of Security Holders..............   53
Item 5. Other Information................................................   53
Item 6. Exhibits.........................................................   54

Signatures ..............................................................   55

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         CIT GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                      ($ in millions -- except share data)


                                                                  September 30,   December 31,
                                                                      2005            2004
                                                                  -------------   ------------
                                                                    (Restated)
                                            ASSETS
Financing and leasing assets:
   Finance receivables ........................................    $  38,289.1   $  35,048.2
   Student lending receivables pledged ........................        4,396.1            --
   Reserve for credit losses ..................................         (652.8)       (617.2)
                                                                   -----------   -----------
   Net finance receivables ....................................       42,032.4      34,431.0
   Operating lease equipment, net .............................        9,184.4       8,290.9
   Financing and leasing assets held for sale .................        1,848.4       1,640.8
Cash and cash equivalents, including $347.3 and $0.0 restricted        1,935.4       2,210.2
Retained interest in securitizations and other investments ....        1,180.9       1,228.2
Goodwill and intangible assets, net ...........................        1,003.8         596.5
Other assets ..................................................        2,964.9       2,713.7
                                                                   -----------   -----------
Total Assets ..................................................    $  60,150.2   $  51,111.3
                                                                   ===========   ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
   Commercial paper ...........................................    $   5,185.1   $   4,210.9
   Variable-rate senior unsecured notes .......................       14,318.1      11,545.0
   Fixed-rate senior unsecured notes ..........................       21,405.9      21,715.1
   Non-recourse, secured borrowings -- student lending ........        3,737.7            --
   Preferred capital securities ...............................          252.5         253.8
                                                                   -----------   -----------
Total debt ....................................................       44,899.3      37,724.8
Credit balances of factoring clients ..........................        4,267.1       3,847.3
Accrued liabilities and payables ..............................        4,322.2       3,443.7
                                                                   -----------   -----------
   Total Liabilities ..........................................       53,488.6      45,015.8
Commitments and Contingencies (Note 10)
Minority interest .............................................           49.8          40.4
Stockholders' Equity:
   Preferred stock: $0.01 par value, 100,000,000 authorized,
     Issued and outstanding:
       Series A 14,000,000 with a liquidation preference
         of $25 per share .....................................          350.0            --
       Series B 1,500,000 with a liquidation preference
         of $100 per share ....................................          150.0            --
   Common stock: $0.01 par value, 600,000,000 authorized,
     Issued: 212,284,056 and 212,112,203 ......................            2.1           2.1
     Outstanding: 200,268,812 and 210,440,170
   Paid-in capital, net of deferred compensation of $54.4
     and $39.3 ................................................       10,598.7      10,674.3
   Accumulated deficit ........................................       (3,905.7)     (4,499.1)
   Accumulated other comprehensive loss .......................          (50.6)        (58.4)
Less: treasury stock, 12,015,244 and 1,672,033 shares, at cost          (532.7)        (63.8)
                                                                   -----------   -----------
Total Common Stockholders' Equity .............................        6,111.8       6,055.1
                                                                   -----------   -----------
   Total Stockholders' Equity .................................        6,611.8       6,055.1
                                                                   -----------   -----------
Total Liabilities and Stockholders' Equity ....................    $  60,150.2   $  51,111.3
                                                                   ===========   ===========


                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    ($ in millions -- except per share data)


                                                                         Quarters Ended            Nine Months Ended
                                                                          September 30,               September 30,
                                                                     ----------------------      ----------------------
                                                                       2005          2004          2005          2004
                                                                     --------      --------      --------      --------
                                                                    (Restated)                  (Restated)
Finance income .................................................     $1,153.7      $  957.0      $3,282.4      $2,762.8
Interest expense ...............................................        495.4         315.4       1,354.7         913.4
                                                                     --------      --------      --------      --------
Net finance income .............................................        658.3         641.6       1,927.7       1,849.4
Depreciation on operating lease equipment ......................        242.6         248.2         721.4         721.9
                                                                     --------      --------      --------      --------
Net finance margin .............................................        415.7         393.4       1,206.3       1,127.5
Provision for credit losses ....................................         69.9          60.2         162.4         211.5
                                                                     --------      --------      --------      --------
Net finance margin after provision for credit losses ...........        345.8         333.2       1,043.9         916.0
Other revenue ..................................................        239.5         216.7         848.6         684.3
                                                                     --------      --------      --------      --------
Operating margin ...............................................        585.3         549.9       1,892.5       1,600.3
Salaries and general operating expenses ........................        281.1         248.1         813.9         740.5
Provision for restructuring ....................................           --            --          25.2            --
Gain on redemption of debt .....................................           --            --            --          41.8
                                                                     --------      --------      --------      --------
Income before provision for income taxes .......................        304.2         301.8       1,053.4         901.6
Provision for income taxes .....................................        (86.8)       (117.7)       (357.3)       (351.6)
Minority interest, after tax ...................................         (0.8)         (0.2)         (2.8)         (0.2)
                                                                     --------      --------      --------      --------
Net income before preferred stock dividends ....................        216.6         183.9         693.3         549.8
Preferred stock dividends ......................................         (5.2)           --          (5.2)           --
                                                                     --------      --------      --------      --------
Net income available to common stockholders ....................     $  211.4      $  183.9      $  688.1      $  549.8
                                                                     ========      ========      ========      ========
Earnings per common share
Basic earnings per common share ................................     $   1.04      $   0.87      $   3.31      $   2.60
Diluted earnings per common share ..............................     $   1.02      $   0.86      $   3.24      $   2.56
Number of common shares -- basic (thousands) ...................      203,103       210,489       208,088       211,286
Number of common shares -- diluted (thousands) .................      207,952       214,179       212,580       215,116
Dividends per common share .....................................     $   0.16      $   0.13      $   0.45      $   0.39


                 See Notes to Consolidated Financial Statements.

                         CIT GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                                ($ in millions)


                                                                                           Accumulated
                                                                             Accumulated       Other                       Total
                                             Preferred   Common    Paid-in    (Deficit)/   Comprehensive    Treasury   Stockholders'
                                               Stock      Stock    Capital     Earnings    (Loss)/Income      Stock       Equity
                                             ---------   ------    -------   -----------   -------------    --------   -------------
                                                                              (Restated)                                 (Restated)
December 31, 2004.......................     $   --      $  2.1    $10,674.3  $(4,499.1)       $(58.4)      $ (63.8)     $6,055.1
Net income..............................                                          688.1                                     688.1
Foreign currency translation
  adjustments ..........................                                                        (47.3)                      (47.3)
Change in fair values of derivatives
  qualifying as cash flow hedges .......                                                         42.6                        42.6
Unrealized gain on equity and
  securitization investments, net ......                                                         12.1                        12.1
Minimum pension liability
  adjustment ...........................                                                          0.4                         0.4
                                                                                                                         --------
Total comprehensive income..............                                                                                    695.9
                                                                                                                         --------
Issuance of Series A and B
  preferred stock ......................      500.0                    (10.1)                                               489.9
Cash dividends..........................                                          (94.7)                                    (94.7)
Restricted common stock grants
  amortization .........................                                32.7                                                 32.7
Shares acquired under stock
  repurchase agreement .................                               (52.3)                                (447.7)       (500.0)
Treasury stock purchased, at cost ......                                                                     (208.5)       (208.5)
Exercise of stock option awards.........                               (45.4)                                 184.1         138.7
Employee stock purchase plan
  participation .......................                                 (0.5)                                   3.2           2.7
                                             ------      ------    ---------  ---------        ------       -------      --------
September 30, 2005.....................      $500.0      $  2.1    $10,598.7  $(3,905.7)       $(50.6)      $(532.7)     $6,611.8
                                             ======      ======    =========  =========        ======       =======      ========


                 See Notes to Consolidated Financial Statements.

                        CIT GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                ($ in millions)


                                                                        Nine Months Ended
                                                                          September 30,
                                                                      -------------------
                                                                       2005         2004
                                                                      ------       ------
                                                                    (Restated)
Cash Flows From Operations
Net income (loss) .............................................    $    688.1   $    549.8
Adjustments to reconcile net income (loss) to net cash flows from operations:
   Depreciation and amortization ..............................         752.8        747.5
   Provision for deferred federal income taxes ................         265.3        274.2
   Provision for credit losses ................................         162.4        211.5
   Gains on equipment, receivable and investment sales ........        (125.7)      (174.3)
   Gain on debt redemption ....................................            --        (41.8)
   Decrease (increase) in finance receivables held for sale ...          93.0       (771.5)
   Decrease in other assets ...................................          27.7        133.5
   Increase (decrease) in accrued liabilities and payables ....         422.5       (258.1)
   Other ......................................................         (93.7)       (74.7)
                                                                   ----------   ----------
Net cash flows provided by operations .........................       2,192.4        596.1
                                                                   ----------   ----------
Cash Flows From Investing Activities
Loans extended ................................................     (41,169.6)   (37,978.6)
Collections on loans ..........................................      38,178.4     34,905.9
Proceeds from asset and receivable sales ......................       4,214.4      3,112.1
Purchase of finance receivable portfolios .....................      (2,817.6)    (2,027.4)
Purchases of assets to be leased ..............................      (1,687.7)      (874.3)
Net decrease in short-term factoring receivables ..............        (481.3)      (416.1)
Acquisitions, net of cash acquired ............................        (315.1)      (724.8)
Goodwill and intangibles assets acquired ......................        (423.0)      (114.1)
Other .........................................................         137.0         69.2
                                                                   ----------   ----------
Net cash flows (used for) investing activities ................      (4,364.5)    (4,048.1)
                                                                   ----------   ----------
Cash Flows From Financing Activities
Proceeds from the issuance of variable and fixed-rate notes ...       9,581.4     10,071.7
Repayments of variable and fixed-rate notes ...................      (7,818.5)    (6,549.8)
Net increase in commercial paper ..............................         974.2        322.6
Net loans extended -- pledged in conjunction with
  secured borrowings ..........................................        (782.2)          --
Issuance of preferred stock ...................................         489.9           --
Treasury stock repurchases ....................................        (521.2)          --
Cash dividends paid ...........................................         (94.7)       (83.6)
Net repayments of non-recourse leveraged lease debt ...........          81.6        (38.6)
Other .........................................................         (13.2)       (83.9)
                                                                   ----------   ----------
Net cash flows provided by financing activities ...............       1,897.3      3,638.4
                                                                   ----------   ----------
Net (decrease) increase in cash and cash equivalents ..........        (274.8)       186.4
Cash and cash equivalents, beginning of period ................       2,210.2      1,973.7
                                                                   ----------   ----------
Cash and cash equivalents, end of period ......................    $  1,935.4   $  2,160.1
                                                                   ==========   ==========
Supplementary Cash Flow Disclosure
Interest paid .................................................    $  1,185.8   $    911.7
Federal, foreign, state and local income taxes paid, net ......    $     64.0   $     74.4


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


                                                                     Quarters Ended        Nine Months Ended
                                                                      September 30,           September 30,
                                                                    -----------------      ------------------
                                                                     2005       2004        2005       2004
                                                                    ------     ------      ------     ------
                                                                  (Restated)             (Restated)
Net income available to common stockholders, as reported.......     $211.4     $183.9      $688.1     $549.8
Stock-based compensation expense -- fair value method,
  after tax....................................................       (4.7)      (5.1)      (14.6)     (15.6)
                                                                    ------     ------      ------     ------
Proforma net income............................................     $206.7     $178.8      $673.5     $534.2
                                                                    ======     ======      ======     ======
Basic earnings per common share as reported....................     $ 1.04     $ 0.87      $ 3.31     $ 2.60
Basic earnings per common share proforma.......................     $ 1.02     $ 0.85      $ 3.24     $ 2.53
Diluted earnings per common share as reported..................     $ 1.02     $ 0.86      $ 3.24     $ 2.56
Diluted earnings per common share proforma.....................     $ 0.99     $ 0.83      $ 3.17     $ 2.48


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

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented ($ in millions, except per common share amounts, which are in whole dollars; weighted-average common share balances are in thousands):


                                     Quarter Ended September 30, 2005        Quarter Ended September 30, 2004
                                   ------------------------------------    -------------------------------------
                                     Income        Shares     Per Share      Income       Shares       Per Share
                                   (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)    Amount
                                   -----------  ------------- ---------    -----------  -------------  ---------
                                    (Restated)                (Restated)
Basic EPS:
  Income available to common
    stockholders................     $211.4        203,103      $1.04       $183.9         210,489       $0.87
Effect of Dilutive Securities:
  Restricted shares.............                       960                                     649
  Performance shares............                       893                                      --
  Stock options.................                     2,996                                   3,041
                                     ------        -------                  ------         -------
Diluted EPS.....................     $211.4        207,952      $1.02       $183.9         214,179       $0.86
                                     ======        =======                  ======         =======

                                  Nine Months Ended September 30, 2005    Nine Months Ended September 30, 2004
                                  ------------------------------------    ------------------------------------
                                   (Restated)                 (Restated)
Basic EPS:
  Income available to common
    stockholders................     $688.1        208,088      $3.31       $549.8         211,286       $2.60
Effect of Dilutive Securities:..
  Restricted shares.............                       909                                     650
  Performance shares............                       656                                      --
  Stock options.................                     2,927                                   3,180
                                     ------        -------                  ------         -------
Diluted EPS.....................     $688.1        212,580      $3.24       $549.8         215,116       $2.56
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


                        Specialty    Specialty                                                          Corporate
                        Finance -    Finance -    Commercial  Corporate  Equipment  Capital    Total       and
                        commercial    consumer     Services    Finance    Finance   Finance   Segments    Other    Consolidated
                        ----------   ----------   ----------  ---------  ---------  --------  --------  ---------- ------------
                        (Restated)                                                           (Restated) (Restated) (Restated)
Quarter Ended
September 30, 2005
Net finance income ...    $   294.4  $    51.9    $   37.0    $   78.5    $   37.6  $   152.1  $   651.5  $  6.8    $   658.3
Depreciation on
  operating lease
  equipment ..........        143.0         --          --         2.9         6.7       90.0      242.6      --        242.6
Provision for credit
  losses .............         23.7        9.2         6.3        (3.2)        3.4        2.3       41.7    28.2         69.9
Other revenue ........         67.0       21.4        76.0        31.9        24.5      (75.4)     145.4    94.1        239.5
Income taxes .........        (31.7)     (10.0)      (29.3)      (29.0)      (12.9)      44.6      (68.3)  (18.5)       (86.8)
Net income ...........         74.5       16.8        48.4        46.2        22.1        5.8      213.8    (2.4)       211.4
Quarter Ended
September 30, 2004
Net finance income ...    $   308.8  $    34.6    $   29.9    $   63.5    $   53.0  $   130.3  $   620.1  $ 21.5    $   641.6
Depreciation on
  operating lease
  equipment ..........        157.1         --          --         1.1        12.7       77.4      248.3    (0.1)       248.2
Provision for credit
  losses .............         31.7        7.8         7.3         3.5         7.8         --       58.1     2.1         60.2
Other revenue ........         79.5        9.4        74.1        21.2        23.1        5.2      212.5     4.2        216.7
Income taxes .........        (42.9)      (8.0)      (26.9)      (22.5)      (12.1)     (11.8)    (124.2)    6.5       (117.7)
Net income (loss)  ...         69.5       12.2        42.6        32.7        20.1       27.9      205.0   (21.1)       183.9
At or for the Nine
Months Ended
September 30, 2005
Net finance income ...    $   871.8  $   143.0    $   98.7    $  224.7    $  130.6  $   421.1  $ 1,889.9  $ 37.8    $ 1,927.7
Depreciation on
  operating lease
  equipment ..........        426.5         --          --         8.6        28.5      257.9      721.5    (0.1)       721.4
Provision for credit
  losses .............         67.9       26.6        18.4         4.5        16.7        2.7      136.8    25.6        162.4
Other revenue ........        244.8       59.5       212.4        95.2        94.8      (61.5)     645.2   203.4        848.6
Income taxes .........       (121.5)     (30.5)      (77.7)      (80.3)      (47.0)      30.3     (326.7)  (30.6)      (357.3)
Net income (loss)  ...        227.9       49.2       128.3       131.3        77.6       71.3      685.6     2.5        688.1
Total financing and
  leasing assets .....     10,715.8   11,776.7     7,388.9     9,054.2     4,676.1   10,137.4   53,749.1      --     53,749.1
Total managed assets..     14,712.0   12,688.1     7,388.9     9,100.3     7,261.8   10,137.4   61,288.5      --     61,288.5

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

                         CIT GROUP INC. AND SUBSIDIARIES

Note 4 -- Concentrations

      The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets ($ in millions):

                                                      September 30, 2005      December 31, 2004
                                                      Amount     Percent      Amount    Percent
                                                      ------------------      -----------------
                                                      (Restated)
Geographic
North America:
West ............................................     $10,292.4    19.1%     $ 8,595.3    19.0%
Northeast .......................................      10,244.8    19.1%       8,463.4    18.7%
Midwest .........................................       8,954.6    16.7%       6,907.0    15.3%
Southeast .......................................       7,626.0    14.2%       6,283.3    14.0%
Southwest .......................................       5,630.9    10.5%       4,848.3    10.7%
Canada ..........................................       2,968.2     5.5%       2,483.4     5.5%
                                                      ---------   -----      ---------   -----
Total North America .............................      45,716.9    85.1%      37,580.7    83.2%
Other foreign ...................................       8,032.2    14.9%       7,580.2    16.8%
                                                      ---------   -----      ---------   -----
Total ...........................................     $53,749.1   100.0%     $45,160.9   100.0%
                                                      =========   =====      =========   =====
Industry
Manufacturing(1)(7) .............................     $ 7,497.6    13.9%     $ 6,932.0    15.4%
Retail(2) .......................................       7,052.2    13.1%       5,859.4    13.0%
Consumer based lending -- home lending ..........       6,886.4    12.8%       5,069.8    11.2%
Commercial airlines (including regional airlines)       5,998.4    11.2%       5,512.4    12.2%
Consumer based lending -- student lending .......       4,552.4     8.5%            --       --
Service industries ..............................       2,999.2     5.6%       2,854.5     6.3%
Transportation(3) ...............................       2,664.8     5.0%       2,969.6     6.6%
Consumer based lending -- non-real estate(4) ....       2,120.0     3.9%       2,480.1     5.5%
Wholesaling .....................................       1,877.3     3.5%       1,727.5     3.8%
Healthcare services .............................       1,782.9     3.3%         992.5     2.2%
Construction equipment ..........................       1,437.1     2.7%       1,603.1     3.5%
Communications(5) ...............................       1,216.1     2.3%       1,292.1     2.9%
Other (no industry greater than 2.2%)(6)(7) .....       7,664.7    14.2%       7,867.9    17.4%
                                                      ---------   -----      ---------   -----
Total ...........................................     $53,749.1   100.0%     $45,160.9   100.0%
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


      Total comprehensive income was $190.4 million and $220.9 million for the quarters ended September 30, 2005 and 2004 and $695.9 million and $610.3 million for the nine months ended September 30, 2005 and 2004.


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

      Hedge ineffectiveness occurs in certain cash flow hedges, and is recorded as either an increase or decrease to interest expense as presented in the following table ($ in millions):


                                                           Increase/Decrease to
                                           Ineffectiveness   Interest Expense
                                           --------------- --------------------
Quarter ended September 30, 2005.........       $0.1            Increase
Quarter ended September 30, 2004.........       $0.2            Increase
Nine months ended September 30, 2005
  (Restated) ............................       $0.5            Decrease
Nine months ended September 30, 2004.....       $0.5            Decrease


      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged item ($ in millions):

                               September 30,  December 31,
                                    2005          2004
                               -------------  ------------
Variable to fixed-rate swaps....  $ 6,684.9    $ 3,533.6     Hedge the cash flow variability
                                                             associated with forecasted
                                                             commercial paper issuances
                                                             and specific variable
                                                             rate debt (cash flow hedges).

Fixed to variable-rate swaps....    7,962.9      7,642.6     Hedge specific fixed rate debt (fair
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


      During 2005 and 2004, CIT entered into credit default swaps, with a combined notional value of $118.0 million and terms of 5 years, to economically hedge certain CIT credit exposures. These swaps do not meet the requirements for hedge accounting treatment under SFAS 133 and therefore are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income. The change in the fair value adjustment for the quarter and nine months ended September 30, 2005 amounted to a $(0.2) million and $5.3 million pretax (loss)/gain. CIT also has certain cross-currency swaps (with a combined notional principal amount of $1,634 million (Restated)) and certain U.S. dollar interest rate swaps (with notional principal amount totaling $1,680 million) that are excluded from the preceding tables. These instruments economically hedge exposures, but do not qualify for hedge accounting. These derivatives are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income.


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


                                                                               CIT
              CONSOLIDATING                                     CIT          Holdings         Other
             BALANCE SHEETS                                  Group Inc.         LLC        Subsidiaries   Eliminations      Total
             --------------                                  ----------      --------      ------------   ------------      -----
September 30, 2005 (Restated)
ASSETS
Net finance receivables ..............................      $   1,013.3     $  2,161.9     $  38,857.2    $       --     $  42,032.4
Operating lease equipment, net .......................               --          194.9         8,989.5            --         9,184.4
Finance receivables held for sale ....................               --           64.5         1,783.9            --         1,848.4
Cash and cash equivalents ............................            711.7          144.1         1,079.6            --         1,935.4
Other assets .........................................         10,000.1          307.2         1,454.1      (6,611.8)        5,149.6
                                                            -----------     ----------     -----------    ----------     -----------
  Total Assets .......................................      $  11,725.1     $  2,872.6     $  52,164.3    $ (6,611.8)    $  60,150.2
                                                            ===========     ==========     ===========    ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Debt .................................................      $  37,621.4     $  4,254.1     $   3,023.8    $       --     $  44,899.3
Credit balances of factoring clients .................               --             --         4,267.1            --         4,267.1
Accrued liabilities and payables .....................        (32,508.1)      (1,789.4)       38,619.7            --         4,322.2
                                                            -----------     ----------     -----------    ----------     -----------
  Total Liabilities ..................................          5,113.3        2,464.7        45,910.6            --        53,488.6
Minority interest ....................................               --             --            49.8            --            49.8
Total Stockholders' Equity ...........................          6,611.8          407.9         6,203.9      (6,611.8)        6,611.8
                                                            -----------     ----------     -----------    ----------     -----------
  Total Liabilities and
  Stockholders' Equity ...............................      $  11,725.1     $  2,872.6     $  52,164.3    $ (6,611.8)    $  60,150.2
                                                            ===========     ==========     ===========    ==========     ===========
December 31, 2004
ASSETS
Net finance receivables ..............................      $   1,121.1     $  1,682.7     $  31,627.2    $       --     $  34,431.0
Operating lease equipment, net .......................               --          130.8         8,160.1            --         8,290.9
Finance receivables held for sale ....................               --           72.0         1,568.8            --         1,640.8
Cash and cash equivalents ............................          1,311.4          127.5           771.3            --         2,210.2
Other assets .........................................          9,536.8          316.2           740.5      (6,055.1)        4,538.4
                                                            -----------     ----------     -----------    ----------     -----------
  Total Assets .......................................      $  11,969.3     $  2,329.2     $  42,867.9    $ (6,055.1)    $  51,111.3
                                                            ===========     ==========     ===========    ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Debt .................................................      $  34,699.1     $  1,383.8     $   1,641.9    $       --     $  37,724.8
Credit balances of factoring clients .................               --             --         3,847.3            --         3,847.3
Accrued liabilities and payables  (including
  inter-company payables and receivables) ............        (28,784.9)        (591.3)       32,819.9            --         3,443.7
                                                            -----------     ----------     -----------    ----------     -----------
  Total Liabilities ..................................          5,914.2          792.5        38,309.1            --        45,015.8
Minority interest ....................................               --             --            40.4            --            40.4
Total Stockholders' Equity ...........................          6,055.1        1,536.7         4,518.4      (6,055.1)        6,055.1
                                                            -----------     ----------     -----------    ----------     -----------
  Total Liabilities and
  Stockholders' Equity ...............................      $  11,969.3     $  2,329.2     $  42,867.9    $ (6,055.1)    $  51,111.3
                                                            ===========     ==========     ===========    ==========     ===========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                              CIT
                CONSOLIDATING                                  CIT          Holdings         Other
             STATEMENTS OF INCOME                           Group Inc.         LLC        Subsidiaries   Eliminations     Total
             --------------------                           ----------      --------      ------------   ------------     -----
Nine Months Ended September 30, 2005 (Restated)
Finance income .........................................   $    30.8         $  174.4       $ 3,077.2      $     --     $ 3,282.4
Interest expense .......................................       (23.9)            57.4         1,321.2            --       1,354.7
                                                           ---------         --------       ---------      --------     ---------
Net finance income .....................................        54.7            117.0         1,756.0            --       1,927.7
Depreciation on operating lease equipment ..............          --             34.3           687.1            --         721.4
                                                           ---------         --------       ---------      --------     ---------
Net finance margin .....................................        54.7             82.7         1,068.9            --       1,206.3
Provision for credit losses ............................        22.8              8.5           131.1            --         162.4
                                                           ---------         --------       ---------      --------     ---------
Net finance margin, after provision for credit losses ..        31.9             74.2           937.8            --       1,043.9
Equity in net income of subsidiaries ...................       721.9               --              --        (721.9)           --
Other revenue ..........................................        63.1             85.4           700.1            --         848.6
                                                           ---------         --------       ---------      --------     ---------
Operating margin .......................................       816.9            159.6         1,637.9        (721.9)      1,892.5
Operating expenses .....................................       130.6             65.8           617.5            --         813.9
Provision for restructuring ............................          --               --            25.2            --          25.2
                                                           ---------         --------       ---------      --------     ---------
Income (loss) before provision for income taxes ........       686.3             93.8           995.2        (721.9)      1,053.4
Benefit (provision) for income taxes ...................         7.0            (34.5)         (329.8)           --        (357.3)
Minority interest, after tax ...........................          --               --            (2.8)           --          (2.8)
Preferred stock dividends ..............................        (5.2)              --              --            --          (5.2)
                                                           ---------         --------       ---------      --------     ---------
Net income available to common stockholders ............   $   688.1         $   59.3       $   662.6      $ (721.9)    $   688.1
                                                           =========         ========       =========      ========     =========
Nine Months Ended September 30, 2004
Finance income .........................................   $    24.5         $  143.8       $ 2,594.5      $     --     $ 2,762.8
Interest expense .......................................       (62.5)            10.9           965.0            --         913.4
                                                           ---------         --------       ---------      --------     ---------
Net finance income .....................................        87.0            132.9         1,629.5            --       1,849.4
Depreciation on operating lease equipment ..............          --             32.5           689.4            --         721.9
                                                           ---------         --------       ---------      --------     ---------
Net finance margin .....................................        87.0            100.4           940.1            --       1,127.5
Provision for credit losses ............................        13.9              8.5           189.1            --         211.5
                                                           ---------         --------       ---------      --------     ---------
Net finance margin, after provision for credit losses ..        73.1             91.9           751.0            --         916.0
Equity in net income of subsidiaries ...................       533.5               --              --        (533.5)           --
Other revenue ..........................................        (3.0)            70.3           617.0            --         684.3
                                                           ---------         --------       ---------      --------     ---------
Operating margin .......................................       603.6            162.2         1,368.0        (533.5)      1,600.3
Operating expenses .....................................        94.5             69.7           576.3            --         740.5
Gain on redemption of debt .............................        41.8                               --            --          41.8
                                                           ---------         --------       ---------      --------     ---------
Income (loss) before provision for income taxes ........       550.9             92.5           791.7        (533.5)        901.6
Provision benefit for income taxes .....................        (1.1)           (36.1)         (314.4)           --        (351.6)
Minority interest, after tax ...........................          --               --            (0.2)           --          (0.2)
                                                           ---------         --------       ---------      --------     ---------
Net income available to common stockholders ............   $   549.8         $   56.4       $   477.1      $ (533.5)    $   549.8
                                                           =========         ========       =========      ========     =========

                         CIT GROUP INC. AND SUBSIDIARIES

                                                                             CIT
                CONSOLIDATING                                  CIT          Holdings        Other
             STATEMENTS OF CASH FLOWS                       Group Inc.         LLC       Subsidiaries   Eliminations      Total
             ------------------------                       ----------      --------     ------------   ------------      -----
Nine Months Ended September 30, 2005 (Restated)
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations .......     $ 3,513.5     $   209.6     $  (1,530.7)    $       --    $   2,192.4
                                                             ---------     ---------     -----------     ----------    -----------
Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing
  assets ...............................................          84.8        (555.7)       (4,030.6)            --       (4,501.5)
Decrease in inter-company loans and investments ........      (6,994.3)           --              --        6,994.3             --
Other ..................................................            --            --           137.0             --          137.0
                                                             ---------     ---------     -----------     ----------    -----------
Net cash flows (used for) provided by
  investing activities .................................      (6,909.5)       (555.7)       (3,893.6)       6,994.3       (4,364.5)
                                                             ---------     ---------     -----------     ----------    -----------
Cash Flows From Financing Activities:
Net increase (decrease) in debt ........................       2,922.3       2,870.3        (2,973.9)            --        2,818.7
Net loans extended -- pledged in conjunction
  with secured borrowings ..............................            --            --          (782.2)            --         (782.2)
Inter-company financing ................................            --      (2,507.6)        9,501.9       (6,994.3)            --
Cash dividends paid ....................................         (94.7)           --              --             --          (94.7)
Other ..................................................         (31.3)           --           (13.2)            --          (44.5)
                                                             ---------     ---------     -----------     ----------    -----------
Net cash flows provided by (used for)
  financing activities .................................       2,796.3         362.7         5,732.6       (6,994.3)       1,897.3
                                                             ---------     ---------     -----------     ----------    -----------
Net (decrease) increase in cash and cash equivalents ...        (599.7)         16.6           308.3             --         (274.8)
Cash and cash equivalents, beginning of period .........       1,311.4         127.5           771.3             --        2,210.2
                                                             ---------     ---------     -----------     ----------    -----------
Cash and cash equivalents, end of period ...............     $   711.7     $   144.1     $   1,079.6     $       --    $   1,935.4
                                                             =========     =========     ===========     ==========    ===========
Nine Months Ended September 30, 2004
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations .......     $  (177.8)    $   (91.9)    $     865.8     $       --    $     596.1
                                                             ---------     ---------     -----------     ----------    -----------
Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets          490.9        (147.0)       (4,461.2)            --       (4,117.3)
Decrease in inter-company loans and investments ........      (4,359.0)           --              --        4,359.0             --
Other ..................................................            --            --            69.2             --           69.2
                                                             ---------     ---------     -----------     ----------    -----------
Net cash flows (used for) provided by
  investing activities .................................      (3,868.1)       (147.0)       (4,392.0)       4,359.0       (4,048.1)
                                                             ---------     ---------     -----------     ----------    -----------
Cash Flows From Financing Activities:
Net increase (decrease) in debt ........................       4,114.9         (43.6)         (265.4)            --        3,805.9
Inter-company financing ................................            --         307.6         4,051.4       (4,359.0)            --
Cash dividends paid ....................................         (83.6)           --              --             --          (83.6)
Other ..................................................            --            --           (83.9)            --          (83.9)
                                                             ---------     ---------     -----------     ----------    -----------
Net cash flows provided by (used for)
  financing activities .................................       4,031.3         264.0         3,702.1       (4,359.0)       3,638.4
                                                             ---------     ---------     -----------     ----------    -----------
Net (decrease) increase in cash and cash equivalents ...         (14.6)         25.1           175.9             --          186.4
Cash and cash equivalents, beginning of period .........       1,479.9         227.5           266.3             --        1,973.7
                                                             ---------     ---------     -----------     ----------    -----------
Cash and cash equivalents, end of period ...............     $ 1,465.3     $   252.6     $     442.2     $       --    $   2,160.1
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

      The elimination of hedge accounting from inception of the compound swaps resulted in a $14.3 million decrease and $65.8 million increase in pre-tax income for the three and nine months ended September 30, 2005, to reflect the elimination of adjustments to the basis of the corresponding debt under SFAS 133 fair value hedge accounting for changes in interest rates during the period. This amount includes a year to date increase in other revenue for 2004 and prior derivative hedge accounting adjustments that management determined to be immaterial to the 2004 annual and interim financial statements. This increase to revenues for the nine-month period will reduce future earnings by an equal amount through 2015. We are also including other previously identified, immaterial, in-period financial statement changes for various revenue and expense accruals in conjunction with this restatement with respect to year to date results.

      The primary impacts of this restatement of non-cash items on our financial statements are as follows ($ in millions, per share amounts in dollars):

                                                       Quarter                                  Year to Date
                                       -------------------------------------         ----------------------------------
At or for the Quarter and Nine         Previously                                    Previously
Months Ended September 30, 2005         Reported        Restated      Change          Reported     Restated      Change
-------------------------------        -----------      --------      ------         -----------   --------      ------
Income Statement
   Finance income .....................  $ 1,153.7      $1,153.7      $  --          $ 3,282.4      $3,282.4      $  --
   Interest expense ...................      495.4         495.4         --            1,356.3       1,354.7       (1.6)
   Other revenue ......................      253.8         239.5      (14.3)             784.2         848.6       64.4
   Salaries and general operating
    expenses ..........................      281.1         281.1         --              813.9         813.9         --
   Provision for income taxes .........       93.0          86.8       (6.2)             328.8         357.3       28.5
   Net income .........................      219.5         211.4       (8.1)             650.6         688.1       37.5
   Basic earnings per common share ....       1.08          1.04      (0.04)              3.13          3.31       0.18
   Diluted earnings per common share ..       1.06          1.02      (0.04)              3.06          3.24       0.18
Balance Sheet
   Finance receivables and education
     lending receivables...............   42,686.6      42,685.2       (1.4)
   Total debt .........................   44,966.7      44,899.3      (67.4)
   Accrued liabilities and payables ...    4,293.7       4,322.2       28.5
   Total stockholders' equity .........    6,574.3       6,611.8       37.5

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

Profitability

      Profitability measurements for the respective periods are presented in the table below:


                                                                           Quarters Ended                    Nine Months Ended
                                                                            September 30,                       September 30,
                                                                      -------------------------           -------------------------
                                                                        2005             2004               2005              2004
                                                                      -------           -------           -------           -------
                                                                     (Restated)                          (Restated)
Net income ($ in millions) .................................          $ 211.4           $ 183.9           $ 688.1          $ 549.8
Net income per diluted share ...............................          $  1.02           $  0.86           $  3.24           $  2.56
Net income as a percentage of AEA ..........................             1.73%             1.88%             1.95%             1.92%
Return on average tangible common equity ...................             16.4%             14.1%             17.1%             14.3%
Return on average common equity ............................             13.8%             12.8%             14.8%             13.0%


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


      o Total pre-tax hurricane provisions of $41.3 million, including credit losses of $34.6 million and a $6.8 million impairment on securitization retained interests due to Hurricanes Katrina and Rita ($0.13 diluted EPS decrease); and


      o A $17.6 million tax liability reversal corresponding to the conclusion of a tax return filing matter in our international operations for which reserves were previously taken ($0.08 diluted EPS increase).


      o A $14.3 million pre-tax mark-to-market loss for the quarter (pre-tax year to date gain of $65.8 million) relating to derivatives that do not qualify for hedge accounting treatment ($0.05 diluted EPS decrease for the quarter, $0.19 increase year to date).


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


                                                                                Quarters Ended September 30,
                                                       ----------------------------------------------------------------------------
                                                                      2005                                      2004
                                                       -----------------------------------      -----------------------------------
                                                                   Return      Return on                   Return       Return on
                                                         Net        on       Risk-Adjusted        Net        on       Risk-Adjusted
                                                       Income       AEA         Capital         Income       AEA         Capital
                                                       ------      ------    -------------      ------     -------    -------------
                                                     (Restated)  (Restated)   (Restated)
Specialty Finance - commercial ..................      $ 74.5       2.71%        22.7%          $ 69.5       2.62%         22.4%
Specialty Finance - consumer ....................        16.8       0.59%         8.9%            12.2       1.24%         16.3%
                                                       ------                                   ------
   Total Specialty Finance ......................        91.3       1.63%        17.3%            81.7       2.25%         21.2%
                                                       ------                                   ------
Commercial Services .............................        48.4       6.50%        27.2%            42.6       6.25%         27.3%
Corporate Finance ...............................        46.2       2.14%        19.3%            32.7       1.99%         19.9%
Equipment Finance ...............................        22.1       1.88%        12.4%            20.1       1.17%          7.9%
Capital Finance .................................         5.8       0.23%         1.7%            27.9       1.35%         13.4%
                                                       ------                                   ------
   Total Commercial Finance .....................       122.5       1.86%        13.0%           123.3       2.02%         15.9%
                                                       ------                                   ------
Corporate, including certain charges ............        (2.4)     (0.02)%         --            (21.1)     (0.23)%          --
                                                       ------                                   ------
Net income and return on tangible
   common stockholders' equity ..................      $211.4       1.73%        16.4%          $183.9       1.88%         14.1%
                                                       ======                                   ======

                                                                               Nine Months Ended September 30,
                                                       ----------------------------------------------------------------------------
                                                                      2005                                      2004
                                                       -----------------------------------      -----------------------------------
                                                                   Return      Return on                   Return       Return on
                                                         Net        on       Risk-Adjusted        Net        on       Risk-Adjusted
                                                       Income       AEA         Capital         Income       AEA         Capital
                                                       ------      ------    -------------      ------     -------    -------------
                                                     (Restated)  (Restated)   (Restated)
Specialty Finance - commercial ..................      $227.9       2.74%        23.2%          $204.0       2.68%         21.5%
Specialty Finance - consumer ....................        49.2       0.67%         9.7%            33.9       1.30%         15.6%
                                                       ------                                   ------
   Total Specialty Finance ......................       277.1       1.76%        18.2%           237.9       2.33%         20.3%
                                                       ------                                   ------
Commercial Services .............................       128.3       6.32%        25.8%           118.9       5.93%         25.8%
Corporate Finance ...............................       131.3       2.17%        20.0%           110.9       2.26%         22.1%
Equipment Finance ...............................        77.6       1.84%        12.5%            55.5       1.07%          7.2%
Capital Finance .................................        71.3       0.99%         7.4%            63.6       1.04%         10.3%
                                                       ------                                   ------
   Total Commercial Finance .....................       408.5       2.09%        14.9%           348.9       1.92%         15.0%
                                                       ------                                   ------
Corporate, including certain charges ............         2.5         --           --            (37.0)     (0.14)%          --
                                                       ------                                   ------
Net income and return on tangible
   common stockholders' equity ..................      $688.1       1.95%        17.1%          $549.8       1.92%         14.3%
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

      Corporate included amounts as shown in the table below (after tax) ($ in millions):


                                                                          Quarters Ended                  Nine Months Ended
                                                                           September 30,                     September 30,
                                                                      -----------------------           -----------------------
                                                                       2005             2004             2005             2004
                                                                      ------           ------           ------           ------
                                                                    (Restated)                        (Restated)
Unallocated expenses ...........................................      $(33.1)          $(17.8)          $(63.9)          $(57.1)
Real estate investment gain ....................................        69.7               --             69.7               --
Hurricane charges ..............................................       (25.6)              --            (25.6)              --
(Loss) gain on derivatives .....................................        (8.1)              --             37.3               --
Preferred stock dividends ......................................        (5.2)              --             (5.2)              --
Restructuring charges ..........................................          --               --            (15.4)              --
Gain on debt redemption ........................................          --               --               --             25.5
Venture capital operating income / (losses)(1) .................        (0.1)            (3.3)             5.6             (5.4)
                                                                      ------           ------           ------           ------
   Total .......................................................      $ (2.4)          $(21.1)          $  2.5           $(37.0)
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

Net Finance Margin

      A table summarizing the components of net finance margin is set forth below ($ in millions):


                                                                 Quarters Ended                      Nine Months Ended
                                                                  September 30,                        September 30,
                                                           ----------------------------        ----------------------------
                                                              2005              2004              2005              2004
                                                           ----------        ----------        ----------        ----------
                                                                                               (Restated)
Finance income -- loans and capital leases .........       $    777.0        $    596.5        $  2,177.3        $  1,730.1
Rental income on operating leases ..................            376.7             360.5           1,105.1           1,032.7
Interest expense ...................................            495.4             315.4           1,354.7             913.4
                                                           ----------        ----------        ----------        ----------
   Net finance income ..............................            658.3             641.6           1,927.7           1,849.4
Depreciation on operating lease equipment ..........            242.6             248.2             721.4             721.9
                                                           ----------        ----------        ----------        ----------
   Net finance margin ..............................       $    415.7        $    393.4        $  1,206.3        $  1,127.5
                                                           ==========        ==========        ==========        ==========
As a % of AEA:
Finance income -- loans and capital leases .........             6.37%             6.08%             6.16%             6.05%
Rental income on operating leases ..................             3.09%             3.68%             3.13%             3.62%
Interest expense ...................................             4.06%             3.22%             3.84%             3.20%
                                                           ----------        ----------        ----------        ----------
   Net finance income ..............................             5.40%             6.54%             5.45%             6.47%
Depreciation on operating lease equipment ..........             1.99%             2.53%             2.04%             2.53%
                                                           ----------        ----------        ----------        ----------
   Net finance margin ..............................             3.41%             4.01%             3.41%             3.94%
                                                           ==========        ==========        ==========        ==========
As a % of AOL:
Rental income on operating leases ..................            16.97%            18.32%            17.14%            17.84%
Depreciation on operating lease equipment ..........            10.93%            12.61%            11.19%            12.47%
                                                           ----------        ----------        ----------        ----------
   Net operating lease margin ......................             6.04%             5.71%             5.95%             5.37%
                                                           ==========        ==========        ==========        ==========
Average Earning Assets (Restated) ..................       $ 48,781.2        $ 39,195.6        $ 47,091.0        $ 38,119.0
                                                           ==========        ==========        ==========        ==========
Average Operating Lease Equipment ("AOL") ..........       $  8,878.7        $  7,873.2        $  8,597.2        $  7,720.1
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

      A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown in the following table ($ in millions):


                                                                 Before Swaps                 After Swaps
                                                              ------------------          --------------------
Quarter Ended September 30, 2005 (Restated)
Commercial paper, variable-rate senior
  notes and bank credit facilities ......................     $17,780.3    3.72%          $21,514.3      4.04%
Fixed-rate senior and subordinated notes ................      25,959.7    5.11%           22,225.7      5.00%
                                                              ---------                   ---------
Composite ...............................................     $43,740.0    4.55%          $43,740.0      4.53%
                                                              =========                   =========
Quarter Ended September 30, 2004
Commercial paper, variable-rate senior notes
  and bank credit facilities ............................     $15,855.5    1.78%          $17,661.7      2.54%
Fixed-rate senior and subordinated notes ................      19,357.5    5.76%           17,551.3      4.96%
                                                              ---------                   ---------
Composite ...............................................     $35,213.0    3.97%          $35,213.0      3.75%
                                                              =========                   =========
Nine Months Ended September 30, 2005 (Restated)
Commercial paper, variable-rate senior notes
  and bank credit facilities ............................     $16,595.6    3.29%          $20,449.7      3.67%
Fixed-rate senior and subordinated notes ................      25,626.5    5.05%           21,772.4      4.85%
                                                              ---------                   ---------
Composite ...............................................     $42,222.1    4.36%          $42,222.1      4.28%
                                                              =========                   =========
Nine Months Ended September 30, 2004
Commercial paper, variable-rate senior notes
  and bank credit facilities ............................     $14,742.5    1.69%          $17,842.5      2.43%
Fixed-rate senior and subordinated notes ................      19,206.0    5.72%           16,106.0      5.16%
                                                              ---------                   ---------
Composite ...............................................     $33,948.5    3.97%          $33,948.5      3.72%
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

Net Finance Margin after Provision for Credit Losses (Risk-Adjusted Margin)

      The following table summarizes risk-adjusted margin, both in amount and as a percentage of AEA ($ in millions):


                                                                    Quarters Ended                    Nine Months Ended
                                                                     September 30,                       September 30,
                                                              ---------------------------        -----------------------------
                                                                2005              2004             2005                2004
                                                              ---------         ---------        ---------           ---------
                                                                                                 (Restated)
Net finance margin .....................................      $   415.7         $   393.4         $ 1,206.3           $ 1,127.5
Provision for credit losses ............................           69.9              60.2             162.4               211.5
                                                              ---------         ---------         ---------           ---------
Net finance margin after provision for
  credit losses (risk adjusted margin) .................      $   345.8         $   333.2         $ 1,043.9           $   916.0
                                                              =========         =========         =========           =========
As a % of AEA:
Net finance margin .....................................           3.41%             4.01%             3.41%               3.94%
Provision for credit losses ............................           0.57%             0.61%             0.46%               0.74%
                                                              ---------         ---------         ---------           ---------
Net finance margin after provision for
  credit losses (risk adjusted margin) .................           2.84%             3.40%             2.95%               3.20%
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

Other Revenue

      The components of other revenue are set forth in the following table ($ in millions):


                                                                           Quarters Ended               Nine Months Ended
                                                                            September 30,                  September 30,
                                                                       -----------------------        -----------------------
                                                                        2005            2004            2005           2004
                                                                       -------         -------        -------         -------
                                                                      (Restated)                     (Restated)
Fees and other income ..........................................       $ 149.6         $ 119.6        $ 467.0         $ 387.3
Factoring commissions ..........................................          63.5            59.5          174.6           168.0
Gains on sales of leasing equipment ............................          20.7            23.5           64.2            77.9
Gains on securitizations .......................................          11.3             9.9           34.2            43.2
Gain on sale of real estate investment .........................         115.0              --          115.0              --
Charge related to aircraft held for sale .......................         (86.6)             --          (86.6)             --
Gain on sale of business aircraft ..............................            --              --           22.0              --
Charge related to manufactured housing assets
  held for sale.................................................         (20.0)             --          (20.0)             --
(Loss) gain on derivatives .....................................         (14.3)             --           65.8              --
Gain on venture capital investments ............................           0.3             4.2           12.4             7.9
                                                                       -------         -------        -------         -------
   Total other revenue .........................................       $ 239.5         $ 216.7        $ 848.6         $ 684.3
                                                                       =======         =======        =======         =======
Other revenue as a percentage of AEA ...........................          1.96%           2.21%          2.40%           2.39%
                                                                       =======         =======        =======         =======

      o Fees and other income include securitization-related servicing fees and accretion, syndication fees, miscellaneous fees, gains from asset sales. The improvement from 2004 reflected gains from receivable sales in Specialty Finance - consumer, including the sale of student lending assets, as well as strong fees in Corporate Finance. This was in part offset by lower securitization related fees as those asset balances declined from last year.


      o Factoring commissions increased over last year on higher factoring asset balances, but reflected slightly lower factoring rates (as a percentage of factoring volume).

      The   following   table   presents   information    regarding   gains   on
securitizations ($ in millions):


                                                                    Quarters Ended                  Nine Months Ended
                                                                     September 30,                     September 30,
                                                              ---------------------------       ---------------------------
                                                                2005              2004            2005              2004
                                                              --------          -------         --------          --------
Total volume securitized ................................     $1,396.5          $783.8          $3,378.2          $2,867.4
Gains ...................................................     $   11.3          $  9.9          $   34.2          $   43.2
Gains as a percentage of volume securitized .............         0.81%           1.26%             1.01%             1.51%
Gains as a percentage of pre-tax income (Restated).......         3.71%           3.28%             3.25%             4.79%
Securitized assets ......................................                                       $7,539.4          $7,994.9
Retained interest in securitized assets .................                                       $1,144.4          $1,124.9


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

Salaries and General Operating Expenses

      The efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA") are summarized in the following table ($ in millions):


                                                                     Quarters Ended                    Nine Months Ended
                                                                      September 30,                       September 30,
                                                              ----------------------------        ----------------------------
                                                                 2005              2004              2005              2004
                                                              ----------        ----------        ----------        ----------
                                                              (Restated)                          (Restated)
Salaries and employee benefits ........................       $    177.7        $    148.2        $    508.7        $    450.4
Other general operating expenses ......................            103.4              99.9             305.2             290.1
                                                              ----------        ----------        ----------        ----------
   Salaries and general operating expenses ............            281.1             248.1             813.9             740.5
Provision for restructuring ...........................               --                --              25.2                --
                                                              ----------        ----------        ----------        ----------
   Total ..............................................       $    281.1        $    248.1        $    839.1        $    740.5
                                                              ==========        ==========        ==========        ==========
Efficiency ratio(1) ...................................             42.9%             40.7%             40.8%             40.9%
Salaries and general operating expenses
   as a percentage of AMA(2) ..........................             2.01%             2.10%             2.05%             2.11%
Average Managed Assets ................................       $ 56,011.0        $ 47,166.8        $ 54,466.8        $ 46,737.1

--------------------------------------------------------------------------------
(1) Efficiency ratio is the ratio of salaries and general operating expenses to operating margin, excluding the provision for credit losses. Excluding the gain on sale of real estate investment, fair value mark-downs on aircraft and manufactured housing receivables, and hurricane related estimated losses in the quarter and the restructuring charge and the gain on sale of business aircraft year to date, as well as the gain/loss on derivatives for both periods, the efficiency ratios for the 2005 quarter and nine months were 43.5% and 41.4%.


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


      The effective tax rate was 28.5% and 39.0% for the quarters ended September 30, 2005 and 2004 and 33.9% and 39.0% for the respective year to date periods. The reduction in the 2005 effective tax rate, which is based on our revised estimate of annual effective tax rate of approximately 35%, reflects the following: (1) improved profitability in our international operations; (2) the relocation of certain aerospace assets in Ireland with offshore funding, as provisions of the American Jobs Creation Act of 2004 provide favorable tax treatment for certain aircraft leasing operations conducted offshore and (3) the release of a tax liability of $17.6 million relating to our international operations. The improved profitability in international operations resulted from our initiative to grow our international profitability via better platform efficiency coupled with asset growth. During the quarter ended September 30, 2005 we concluded our evaluation with respect to an international tax filing position based on a favorable opinion received from the local tax authorities, resulting in the release of a previously provided for tax liability of $17.6 million. This reduced the effective tax rate by approximately 5% for the quarter ended September 30, 2005.


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

Financing and Leasing Assets

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions):


                                                                                September 30,    December 31,     Percentage
                                                                                    2005             2004           Change
                                                                                -------------    ------------     ----------
                                                                                 (Restated)
Specialty Finance Group
   Specialty Finance - commercial
     Finance receivables ....................................................     $ 8,605.1       $ 8,805.7             (2.3)%
     Operating lease equipment, net .........................................       1,116.7         1,078.7              3.5%
     Financing and leasing assets held for sale .............................         994.0         1,288.4            (22.9)%
                                                                                  ---------       ---------
       Owned assets .........................................................      10,715.8        11,172.8             (4.1)%
     Finance receivables securitized and managed by CIT .....................       3,996.2         4,165.5             (4.1)%
                                                                                  ---------       ---------
       Managed assets .......................................................      14,712.0        15,338.3             (4.1)%
                                                                                  ---------       ---------
   Specialty Finance - consumer
     Finance receivables -- home lending ....................................       6,447.5         4,896.8             31.7%
     Finance receivables -- education lending ...............................       4,396.1              --              N/A
     Finance receivables -- other ...........................................         289.9           236.0             22.8%
     Financing and leasing assets held for sale .............................         643.2           241.7            166.1%
                                                                                  ---------       ---------
       Owned assets .........................................................      11,776.7         5,374.5            119.1%
     Home lending finance receivables securitized
       and managed by CIT ...................................................         911.4         1,228.7            (25.8)%
                                                                                  ---------       ---------
       Managed assets .......................................................      12,688.1         6,603.2             92.2%
                                                                                  ---------       ---------
Commercial Finance Group
   Commercial Services
     Finance receivables ....................................................       7,388.9         6,204.1             19.1%
                                                                                  ---------       ---------
   Corporate Finance
     Finance receivables ....................................................       8,978.0         6,702.8             33.9%
     Operating lease equipment, net .........................................          76.1            35.1            116.8%
     Financing and leasing assets held for sale .............................           0.1                               --
                                                                                  ---------       ---------
       Owned assets .........................................................       9,054.2         6,737.9             34.4%
     Finance receivables securitized and managed by CIT .....................          46.1              --              N/A
                                                                                  ---------       ---------
       Managed assets .......................................................       9,100.3         6,737.9             35.1%
                                                                                  ---------       ---------
   Equipment Finance
     Finance receivables ....................................................       4,461.2         6,373.1            (30.0)%
     Operating lease equipment, net .........................................         109.1           440.6            (75.2)%
     Financing and leasing assets held for sale .............................         105.8           110.7             (4.4)%
                                                                                  ---------       ---------
       Owned assets .........................................................       4,676.1         6,924.4            (32.5)%
     Finance receivables securitized and managed by CIT .....................       2,585.7         2,915.5            (11.3)%
                                                                                  ---------       ---------
       Managed assets .......................................................       7,261.8         9,839.9            (26.2)%
                                                                                  ---------       ---------
   Capital Finance
     Finance receivables ....................................................       2,118.5         1,829.7             15.8%
     Operating lease equipment, net .........................................       7,882.5         6,736.5             17.0%
     Financing and leasing assets held for sale .............................         105.3              --              N/A
                                                                                  ---------       ---------
       Owned assets .........................................................      10,106.3         8,566.2             18.0%
                                                                                  ---------       ---------
   Other -- Equity Investments ..............................................          31.1           181.0            (82.8)%
                                                                                  ---------       ---------
   Total
     Finance receivables ....................................................     $42,685.2       $35,048.2             21.8%
     Operating lease equipment, net .........................................       9,184.4         8,290.9             10.8%
     Financing and leasing assets held for sale .............................       1,848.4         1,640.8             12.7%
                                                                                  ---------       ---------
     Financing and leasing assets excl. equity investments ..................      53,718.0        44,979.9             19.4%
     Equity investments (included in other assets) ..........................          31.1           181.0            (82.8)%
                                                                                  ---------       ---------
       Owned assets .........................................................      53,749.1        45,160.9             19.0%
     Finance receivables securitized and managed by CIT .....................       7,539.4         8,309.7             (9.3)%
                                                                                  ---------       ---------
       Managed assets .......................................................     $61,288.5       $53,470.6             14.6%
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


      Total interest sensitive assets were $49.9 billion and $41.7 billion at September 30, 2005 and December 31, 2004. Total interest sensitive liabilities were $44.0 billion and $35.9 billion at September 30, 2005 and December 31, 2004. The addition of the education lending receivables and related debt during first quarter increased the proportions of floating-rate assets and liabilities at September 30, 2005, as compared to December 31, 2004.

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

The following tables summarize significant contractual obligations and projected cash receipts, and contractual commitments at September 30, 2005 ($ in millions):


                                                          Payments and Collections(3) by Twelve Month Period Ending September 30,
                                                       -----------------------------------------------------------------------------
                                                         Total         2006          2007          2008         2009         2010+
                                                       ---------     ---------     ---------     ---------    ---------    ---------
                                                       (Restated)   (Restated)                                            (Restated)
Commercial Paper .................................     $ 5,185.1     $ 5,185.1     $      --     $      --    $      --    $      --
Variable-rate senior unsecured notes .............      14,318.1       7,007.2       4,169.8       1,964.5        833.0        343.6
Fixed-rate senior unsecured notes ................      21,405.9       3,108.6       2,585.5       2,457.5      1,660.6     11,593.7
Non-recourse, secured borrowings .................       3,737.7          11.6            --            --           --      3,726.1
Preferred capital security .......................         252.5            --            --            --           --        252.5
Lease rental expense .............................         316.9          54.6          51.8          44.6         25.9        140.0
                                                       ---------     ---------     ---------     ---------    ---------    ---------
   Total contractual obligations .................      45,216.2      15,367.1       6,807.1       4,466.6      2,519.5     16,055.9
                                                       ---------     ---------     ---------     ---------    ---------    ---------
Finance receivables(1) ...........................      42,685.2      13,328.2       4,580.4       3,989.2      2,680.1     18,107.3
Operating lease rental income ....................       3,617.1       1,237.0         882.9         588.8        386.9        521.5
Finance receivables held for sale(2) .............       1,848.4       1,848.4            --            --           --           --
Cash -- current balance ..........................       1,935.4       1,935.4            --            --           --           --
Retained interest in securitizations
   and other investments .........................       1,180.9         864.7         133.2          71.8         81.0         30.2
                                                       ---------     ---------     ---------     ---------    ---------    ---------
   Total projected cash receipts .................      51,267.0      19,213.7       5,596.5       4,649.8      3,148.0     18,659.0
                                                       ---------     ---------     ---------     ---------    ---------    ---------
Net projected cash inflow (outflow) ..............     $ 6,050.8     $ 3,846.6     $(1,210.6)    $   183.2    $   628.5    $ 2,603.1
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

Capitalization

      The following table presents information regarding our capital structure ($ in millions):


                                                  September 30,    December 31,
                                                      2005             2004
                                                  -------------    ------------
                                                   (Restated)
Commercial paper and term debt ...............      $44,646.8        $37,471.0
                                                    ---------        ---------
Total common stockholders' equity(1) .........        6,075.8          6,073.7
Preferred stock ..............................          500.0               --
                                                    ---------        ---------
   Total stockholders' equity(1) .............        6,575.8          6,073.7
Preferred capital securities .................          252.5            253.8
                                                    ---------        ---------
   Total stockholders' equity(1) and
     preferred capital securities ............        6,828.3          6,327.5
Goodwill and other intangible assets .........       (1,003.8)          (596.5)
                                                    ---------        ---------
   Total tangible stockholders' equity(1)
     and preferred capital securities ........        5,824.5          5,731.0
                                                    ---------        ---------
Total tangible capitalization ................      $50,471.3        $43,202.0
                                                    =========        =========
Tangible stockholders' equity(1) and
   preferred capital securities to
   managed assets ............................           9.50%           10.72%
Tangible book value per common share(2) ......      $   25.33        $   26.03


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

Statistical Data

      The following table presents components of net income as a percentage of AEA, along with other selected financial data ($ in millions):


                                                         Nine Months Ended
                                                            September 30,
                                                     -------------------------
                                                        2005           2004
                                                     ----------     ----------
                                                     (Restated)
Finance income ...................................         9.29%          9.67%
Interest expense .................................         3.84%          3.20%
                                                     ----------     ----------
Net finance income ...............................         5.45%          6.47%
Depreciation on operating lease equipment ........         2.04%          2.53%
                                                     ----------     ----------
Net finance margin ...............................         3.41%          3.94%
Provision for credit losses ......................         0.46%          0.74%
                                                     ----------     ----------
Net finance margin after provision
  for credit losses ..............................         2.95%          3.20%
Other revenue ....................................         2.40%          2.39%
                                                     ----------     ----------
Operating margin .................................         5.35%          5.59%
Salaries and general operating expenses ..........         2.30%          2.58%
Provision for restructuring ......................         0.07%            --
Gain on redemption of debt .......................           --           0.14%
                                                     ----------     ----------
Income before provision for income taxes .........         2.98%          3.15%
Provision for income taxes .......................        (1.01)%        (1.23)%
Minority interest, after tax .....................        (0.01)%           --
                                                     ----------     ----------
   Net income ....................................         1.96%          1.92%
Preferred stock dividends ........................        (0.01)%           --
                                                     ----------     ----------
   Net income available to common stockholders ...         1.95%          1.92%
                                                     ==========     ==========
Average Earning Assets ...........................   $ 47,091.0     $ 38,119.0
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

      Selected non-GAAP disclosures are presented and reconciled in the table below ($ in millions):


                                                    September 30,   December 31,
                                                         2005          2004
                                                    -------------   ------------
                                                     (Restated)
Managed assets(1):
Finance receivables ..............................    $42,685.2      $35,048.2
Operating lease equipment, net ...................      9,184.4        8,290.9
Financing and leasing assets held for sale .......      1,848.4        1,640.8
Equity and venture capital investments
   (included in other assets) ....................         31.1          181.0
                                                      ---------      ---------
Total financing and leasing portfolio assets .....     53,749.1       45,160.9
Securitized assets ...............................      7,539.4        8,309.7
                                                      ---------      ---------
   Managed assets ................................    $61,288.5      $53,470.6
                                                      =========      =========
Earning assets(2):
Total financing and leasing portfolio assets .....    $53,749.1      $45,160.9
Credit balances of factoring clients .............     (4,267.1)      (3,847.3)
                                                      ---------      ---------
   Earning assets ................................    $49,482.0      $41,313.6
                                                      =========      =========
Total tangible stockholders' equity(3):
Total common stockholders' equity ................    $ 6,111.8      $ 6,055.1
Other comprehensive (income) loss relating
   to derivative financial instruments ...........        (15.5)          27.1
Unrealized gain on securitization investments ....        (20.5)          (8.5)
Goodwill and intangible assets ...................     (1,003.8)        (596.5)
                                                      ---------      ---------
Tangible common stockholders' equity .............      5,072.0        5,477.2
Preferred stock ..................................        500.0             --
Preferred capital securities .....................        252.5          253.8
                                                      ---------      ---------
   Total tangible stockholders' equity ...........    $ 5,824.5      $ 5,731.0
                                                      =========      =========
Debt, net of overnight deposits(4):
Total debt .......................................    $44,899.3      $37,724.8
Overnight deposits ...............................       (962.0)      (1,507.3)
Preferred capital securities .....................       (252.5)        (253.8)
                                                      ---------      ---------
   Debt, net of overnight deposits ...............    $43,684.8      $35,963.7
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

      As of December 31, 2004, the Company did not maintain effective controls over the valuation and documentation of certain of its compound derivative transactions. Specifically, the Company recognized certain derivative financial instruments as hedges of interest rate risk without sufficient documentation as required by accounting principles generally accepted in the United States. Furthermore, the Company did not perform required periodic hedge effectiveness testing because it was inappropriately assumed that the hedges were effective. This control deficiency did not result in a material misstatement to the 2004 annual or interim consolidated financial statements. However, this control deficiency resulted in the restatement of the Company's 2005 first, second and third quarter interim consolidated financial statements. In addition, this control deficiency could result in the misstatement of derivative related accounts including other revenue, debt and other comprehensive income that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness as of September 30, 2005.

      In connection with this restatement, under the direction of our principal executive officer and our principal financial officer, we determined that the above constituted a material weakness in internal control with respect to our accounting treatment and related hedge documentation for certain cross-currency swaps as of September 30, 2005.

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