Form 10-K
period 2005-12-31
CIT GROUP INC
filed 2006-03-06
CIK 1171825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31369

CIT Group Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification No.)

1211 Avenue of the Americas, New York, New York (Address of principal executive offices)	10036 (Zip Code)

Registrant’s telephone number including area code: (212) 536-1211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Preferred Stock, Series A par value $0.01 per share	New York Stock Exchange
Common Stock, par value $0.01 per share	New York Stock Exchange
5 7/8% Notes due October 15, 2008	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No|_|.

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No|X|.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|.

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

        The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($42.97 per share, 209,890,252 shares of common stock outstanding), which occurred on June 30, 2005, was $9,018,984,128. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant. At February 15, 2006, 199,429,586 shares of CIT’s common stock, par value $0.01 per share, were outstanding.

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes|_| No |X|.

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

        Portions of the registrant’s definitive proxy statement relating to the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof to the extent described herein.

See pages 103 to 105 for the exhibit index.

Table of Contents	1

Part One

ITEM 1. Business

OVERVIEW

BUSINESS DESCRIPTION

CIT Group Inc., a Delaware corporation (“we,” “CIT” or the “Company”), is a leading global commercial and consumer finance company with a focus on middle-market companies. Founded in 1908, we provide financing and leasing capital for consumers and companies in a wide variety of industries. We offer vendor, equipment and commercial finance products, factoring, home lending, small business lending, student lending, structured financing products, and commercial real estate financing, as well as mergers and acquisitions and management advisory services. We manage $62.9 billion in assets, including $7.3 billion in securitized assets. Our owned financing and leasing assets were $55.6 billion and common stockholders’ equity was $6.5 billion at December 31, 2005.

We have broad access to customers and markets through our diverse businesses. Each business has industry alignment and focuses on specific sectors, products, and markets, with portfolios diversified by client and geography. The majority of our businesses focus on commercial clients ranging from small to larger companies with particular emphasis on the middle-market. We serve a wide variety of industries, including manufacturing, transportation, retailing, wholesaling, construction, healthcare, communications and various service-related industries. We also provide financing to consumers in the home and student loan markets.

Our commercial products include direct loans and leases, operating leases, leveraged and single investor leases, secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing, debtor-in-possession and turnaround financing, acquisition and expansion financing and U.S. government-backed small business loans. Consumer products are primarily first mortgage loans and government-backed student loans. Our commercial and consumer offerings include both fixed and floating-interest rate products.

We also offer a wide variety of services to our commercial and consumer clients, including capital markets structuring and syndication, finance-based insurance, and advisory services in asset finance, balance sheet restructuring, merger and acquisition and commercial real estate analysis.

We generate transactions through direct calling efforts with borrowers, lessees, equipment end-users, vendors, manufacturers and distributors, and through referral sources and other intermediaries. In addition, our business units work together both in referring transactions among units (i.e. cross-selling) and by combining various products and structures to meet our customers’ overall financing needs. We also buy and sell participations in and syndications of finance receivables and lines of credit. From time to time, in the normal course of business, we purchase finance receivables on a wholesale basis (commonly called bulk portfolio purchases).

We generate revenue by earning interest income on the loans we hold on our balance sheet, collecting rentals on the equipment we lease and generating fee and other income from our service-based operations. We also sell certain finance receivables and equipment to reduce our concentration risk, manage our balance sheet or improve profitability.

We fund our businesses in the capital markets. The primary funding sources are term debt (U.S., European, and other), commercial paper (U.S., Canada and Australia), and asset-backed securities (U.S. and Canada).

SEGMENT AND CONCENTRATION DATA

See the “Results by Business Segments” and “Concentrations” sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, and Notes 5 and 20 of Item 8. Financial Statements and Supplementary Data, for additional information. See page 9 for a glossary of key terms used by management in our business.

Managed Assets by Segment
At December 31, 2005 (dollars in billions)

Specialty Finance
Commercial Finance
Commercial Services $6.7
Commercial $14.3
Corporate Finance $9.6
Capital Finance $10.5
Consumer $14.8
Equipment Finance $7.0

Managed Assets by Region
At December 31, 2005

Other 0.6%
Latin America 1.7%
Asia/Pacific 3.8%
Europe 7.4%
Canada 7.5%
U.S. 79.0%

2	CIT GROUP INC 2005

BUSINESS SEGMENTS

CIT meets customers’ financing needs through six business segments organized into two groups.

Specialty Finance Group

We deliver significant value to vendor and consumer markets through our core strengths in relationship management, risk and behavior scoring capabilities, and global servicing reach.

Specialty Finance – Commercial

Vendor Finance – Provides innovative financing and leasing solutions to manufacturers and distributors around the globe.

Small Business Lending – Provides small business financing alternatives to entrepreneurs in a wide array of industries under the U.S. government’s Small Business Administration program.

Specialty Finance – Consumer Provides secured and government-guaranteed loans to consumers and small businesses through broker and intermediary relationships. Units include:
•	Home Lending
•	Student Loan Xpress
•	CIT Bank

Commercial Finance Group

We use our product acumen, industry expertise, structuring capabilities and rapid decision making to build enduring relationships by offering clients a full suite of products and services through business cycles.

Commercial Services Provides factoring and other trade products to companies in the retail supply chain, primarily in the US, but with increasing international focus.

Corporate Finance Provides lending, leasing and other banking services to middle-market companies with a focus on specific industries. Units include:

•	Business Capital
•	Energy & Infrastructure
•	Communications, Media and Entertainment
•	Healthcare

Capital Finance Provides longer-term, large-ticket equipment leases and other secured financing to companies in transportation industries.

•	Aerospace
•	Rail Resources

Equipment Finance

Provides secured financing and leasing products and services to manufacturers, dealers and end-users of small and mid-ticket industrial equipment in a broad range of industries. Units include:

•	Construction
•	Diversified Industries

Item 1: Business	3

BUSINESS SEGMENTS

SPECIALTY FINANCE GROUP

Specialty Finance – Commercial

Our Specialty Finance – Commercial segment includes financing and leasing assets in our vendor programs, small business lending operation and the remaining assets of our liquidating portfolios (principally manufactured housing).

Through our global relationships with industry-leading equipment vendors, including manufacturers, dealers, and distributors, we deliver customized financing solutions to both commercial and consumer customers of our vendor partners in a wide array of programs. These alliances allow our vendor partners to focus on their core competencies, reduce capital needs, manage credit risk and drive incremental sales volume. As a part of these programs, we offer (1) credit financing to the commercial and consumer end users for the purchase or lease of products, and (2) enhanced sales tools, such as asset management services, efficient loan processing, and real-time credit adjudication.

Certain of these partnership programs provide integration with the vendor’s business planning process and product offering systems to improve execution and reduce cycle times. We have significant vendor programs in information technology, telecommunications equipment, and healthcare, and we serve many other industries through our global network.

Our vendor alliances feature traditional vendor finance programs, joint ventures, profit sharing, and other transaction structures with large, sales-oriented vendor partners. In the case of joint ventures, we and the vendor combine financing activities through a distinct legal entity that is jointly owned. Generally, we account for these arrangements on an equity basis, with profits and losses distributed according to the joint venture agreement, and we purchase qualified finance receivables originated by the joint venture. We also use “virtual joint ventures,” by which the assets are originated on our balance sheet, while profits and losses are shared with the vendor. These strategic alliances are a key source of business for us.

Vendor finance also includes a small and mid-ticket commercial business which focuses on leasing office products, computers, and other technology products primarily in the United States and Canada. We originate products through relationships with manufacturers, dealers, distributors, and other intermediaries as well as through direct calling.

Our small business lending unit is primarily focused on originating and servicing loans under the U.S. government’s Small Business Administration’s 7(a) loan program. Loans are granted to qualifying clients in the retail, wholesale, manufacturing, and service sectors. CIT is an SBA preferred lender and has been recognized as the nation’s #1 SBA Lender (based on volume) in each of the last six years.

Specialty Finance – Commercial also houses our Global Insurance Services unit, through which we offer insurance products to existing CIT clients. We offer various collateral protection and credit insurance products that are underwritten by third parties. Revenue from this operation is allocated to the unit with the underlying financing relationship.

Specialty Finance – Consumer

Specialty Finance – Consumer includes our home lending and student loan operations and CIT Bank, a Utah-based industrial bank with deposit-taking capabilities.

The home lending unit primarily originates, purchases and services loans secured by first or second liens on detached, single-family, residential properties. Products include both fixed and variable-rate, closed-end loans, and variable-rate lines of credit. Customers borrow to finance a home purchase, consolidate debts, refinance an existing mortgage, pay education expenses, or for other purposes.

Loans are originated through brokers and correspondents with a high proportion of home lending applications processed electronically over the Internet via BrokerEdgeSM , a proprietary system. Through experienced lending professionals and automation, we provide rapid turnaround time from application to loan funding, which is critical to broker relationships. We also buy/sell individual loans and portfolios of loans from/to banks, thrifts, and other originators of consumer loans to maximize the value of our origination network, to manage risk and to improve overall profitability.

Our centralized consumer asset service center services and collects substantially all of our consumer receivables, other than student loans, including loans retained in our portfolio and loans subsequently securitized or sold with servicing retained. We also service portfolios of loans owned by third parties for a fee on a “contract” basis. These third-party portfolios totaled $3.0 billion at December 31, 2005.

In 2005, we broadened our consumer product offerings with the acquisition of Education Lending Group. Our student lending unit, which markets under the name Student Loan Xpress, offers student loan products, services, and solutions to students, parents, schools, and alumni associations. Our business is focused on originating and purchasing government-guaranteed student loans made under the Federal Family Education Loan Program, known as FFELP, which includes consolidation loans, Stafford loans and Parent Loans for Undergraduate Students (PLUS). We also offer and purchase alternative supplemental loans that may be guaranteed by a third-party guarantor.

To date, the majority of the loans we have originated are consolidation loans. We generally hold these loans on our balance sheet. Currently, we sell most of Stafford and PLUS loans we originate in the secondary market. The majority of our outstanding student loans are currently serviced by third parties, but we are shifting servicing in-house to Student Loan Xpress.

CIT Bank, with assets of $368 million and deposits of $273 million, is located in Salt Lake City, Utah and provides a benefit to us in the form of favorable funding rates for various

4	CIT GROUP INC 2005

consumer and small business financing programs in both the local and national marketplace. CIT Bank also originates certain loans generated by bank affiliation programs with manufacturers and distributors of consumer products. The Bank is chartered by the state of Utah as an industrial bank and is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions.

COMMERCIAL FINANCE GROUP

Commercial Services

Our Commercial Services segment provides factoring, receivable and collection management products, and secured financing to companies in apparel, textile, furniture, home furnishings, and other industries.

We offer a full range of domestic and international customized credit protection, lending, and outsourcing services that include working capital and term loans, factoring, receivable management outsourcing, bulk purchases of accounts receivable, import and export financing, and letter of credit programs.

We provide financing to clients through the purchase of accounts receivable owed to clients by their customers, as well as by guaranteeing amounts due under letters of credit issued to the clients’ suppliers, which are collateralized by accounts receivable and other assets. The purchase of accounts receivable is traditionally known as “factoring” and results in the payment by the client of a factoring fee that is commensurate with the underlying degree of credit risk and recourse, and which is generally a percentage of the factored receivables or sales volume. When we “factor” (i.e., purchase) a customer invoice from a client, we record the customer receivable as an asset and also establish a liability for the funds due to the client (“credit balances of factoring clients”). We also may advance funds to our clients before collecting the receivables, typically in an amount up to 80% of eligible accounts receivable (as defined for that transaction), charging interest on advances (in addition to any factoring fees), and satisfying advances by the collection of receivables. We integrate our clients’ operating systems with ours to facilitate the factoring relationship.

Clients use our products and services for various purposes, including improving cash flow, mitigating or reducing credit risk, increasing sales, and improving management information. Further, with our TotalSourceSM product, our clients can out-source their bookkeeping, collection, and other receivable processing to us. These services are attractive to industries outside the traditional factoring markets. We generate business regionally from a variety of sources, including direct calling efforts and referrals from existing clients and other referral sources. We have centralized our accounts receivable, operations, and other administrative functions.

Corporate Finance

Our Corporate Finance segment provides secured financing, including term and revolving loans based on asset values, as well as cash flow and enterprise value, to a full range of borrowers from small to larger-sized companies, with emphasis on the middle market. We service clients in a broad array of industries with focused industry specialized groups serving communications, media and entertainment, energy and infrastructure, healthcare, commercial real estate and sponsor finance sectors in the U.S. and abroad.

We offer loan structures ranging from asset-based revolving and term loans secured by accounts receivable, inventories, and fixed assets to loans based on earnings performance and enterprise valuations to mid- and larger-sized companies. Our clients use these loans primarily for working capital, asset growth, acquisitions, debtor-in-possession financing, and debt restructurings. We sell and purchase participation interests in these loans to and from other lenders.

We meet our customer financing needs through our variable rate, senior revolving and term loan products. We primarily structure financings on a secured basis, although we will periodically extend loans based on the sustainability of a customer’s operating cash flow and ongoing enterprise valuations. We make revolving and term loans on a variable interest-rate basis based on published indices such as LIBOR or the prime rate of interest.

We also offer clients an array of financial and advisory services through an investment banking unit. The unit offers capital markets structuring and syndication capabilities as well as merger and acquisition, commercial real estate and balance sheet restructuring advisory services.

We originate business regionally through solicitation focused on various types of intermediaries and referrals. We maintain long-term relationships with selected banks, finance companies, and other lenders both to obtain and to diversify our funding sources.

Capital Finance

Our Capital Finance segment specializes in providing customized leasing and secured financing primarily to end-users of aircraft, locomotives, and railcars. Our services include operating leases, single investor leases, equity portions of leveraged leases, and sale and leaseback arrangements, as well as loans secured by equipment. Our typical customers are major and regional, domestic and international airlines, North American railroad companies, and middle-market to larger-sized companies. We generate new business through direct calling, supplemented with transactions introduced by intermediaries and other referrals.

We have provided financing to commercial airlines for over 30 years, and our commercial aerospace portfolio includes most of the leading U.S. and foreign commercial airlines. As of December 31, 2005, our commercial aerospace financing and leasing portfolio was $6.0 billion, consisting of 93 accounts and 215 aircraft with a weighted average age of approximately 6 years. We have developed strong relationships with most

Item 1: Business	5

major airlines and major aircraft and aircraft engine manufacturers. These relationships provide us with access to technical information, which enhances our customer service and provides opportunities to finance new business. We have entered into purchase commitments with aircraft manufacturers for 66 aircraft to be delivered through 2013 at a current price of $3.3 billion. In 2005, we opened our international aerospace servicing center, located in Dublin, Ireland, following the American Jobs Creation Act of 2004, which provides favorable tax treatment for certain aircraft leasing operations conducted offshore. See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 – Commitments and Contingencies of Item 8. Financial Statements and Supplementary Date for further discussion of our aerospace portfolio.

We have been financing the rail industry for over 25 years. Our dedicated rail equipment group maintains relationships with several leading railcar manufacturers and calls directly on railroads and rail shippers in North America. Our rail portfolio, which totaled $3.5 billion at December 31, 2005, includes leases to all of the U.S. and Canadian Class I railroads (which are railroads with annual revenues of at least $250 million) and other non-rail companies, such as shippers and power and energy companies. The operating lease fleet primarily includes: covered hopper cars used to ship grain and agricultural products, plastic pellets and cement; gondola cars for coal, steel coil and mill service; open hopper cars for coal and aggregates; center beam flat cars for lumber; boxcars for paper and auto parts; and tank cars. Our railcar operating lease fleet is relatively young, with an average age of approximately 7 years and approximately 87% (based on net investment) built in 1996 or later. The rail owned and serviced fleet totals in excess of 80,000 railcars and over 500 locomotives.

Our Capital Finance segment has a global presence with operations in the United States, Canada, and Europe. We have extensive experience in managing equipment over its full life cycle, including purchasing new equipment, maintaining equipment, estimating residual values, and re-marketing by releasing or selling equipment. We manage the equipment, the residual value, and the risk of equipment remaining idle for extended periods of time, and, where appropriate, we locate alternative equipment users or purchasers.

Equipment Finance

Our Equipment Finance segment is a middle-market secured equipment lender with a strong market presence throughout North America. We provide customized financial solutions for our customers, which include manufacturers, dealers, distributors, intermediaries, and end-users of equipment. Our financing and leasing assets reflect a diverse mix of customers, industries, equipment types, and geographic areas.

Our primary products in Equipment Finance include loans, leases, wholesale and retail financing packages, operating leases, sale-leaseback arrangements, and revolving lines of credit. A core competency for us is assisting customers with the total life-cycle management of their capital assets including acquisition, maintenance, refinancing, and the eventual liquidation of their equipment. We originate our products through direct relationships with manufacturers, dealers, distributors and intermediaries, and through an extensive network of direct sales representatives and business partners located throughout the United States and Canada.

We build competitive advantage through an experienced staff that is both familiar with local market factors and knowledgeable about the industries they serve. We achieve operating efficiencies through our two servicing centers located in Tempe, Arizona and Burlington, Ontario. These offices centrally service and collect loans and leases originated throughout the United States and Canada.

Our Equipment Finance segment is organized in three primary operating units: Construction, Diversified Industries, and Canadian Operations. Our Construction unit has provided financing to the construction industry in the United States for over fifty years. Products include equipment loans and leases, collateral and cash flow loans, revolving lines of credit, and other products that are designed to meet the special requirements of contractors, distributors, and dealers. Our Diversified Industries unit offers a wide range of financial products and services to customers in specialized industries such as food and beverage, defense and security, mining and energy, and regulated industries. Our Canadian Operation has leadership positions in the construction, healthcare, printing, plastics, and machine tool industries.

6	CIT GROUP INC 2005

2005 SEGMENT PERFORMANCE

Earnings and Return Summary (dollars in millions)

For the year ended December 31, 2005	Net Income	Return on Assets	Return on Equity
Specialty Finance – Commercial	$ 326.6	2.96%	25.0%
Specialty Finance – Consumer	66.7	0.62%	9.4%

Total Specialty Finance Group	393.3	1.81%	19.1%

Commercial Services	184.7	6.78%	27.1%
Corporate Finance	177.1	2.10%	19.0%
Capital Finance	129.9	1.33%	9.9%
Equipment Finance	98.2	1.82%	12.3%

Total Commercial Finance Group	589.9	2.24%	15.8%

Corporate	(46.8)	–	–

Total	$ 936.4	1.95%	15.1%

2006 SEGMENT REPORTING CHANGES

Effective January 1, 2006, we realigned select business operations to better serve our clients. Following is a summary of the changes from the reporting contained herein.
•	The Small Business Lending unit ($1.3 billion in owned assets at December 31, 2005) was transferred from Specialty Finance – Commercial to Specialty Finance – Consumer, reflecting commonalities with our home lending and student loan businesses.
•	Consistent with our strategic focus on industry alignment, the Equipment Finance segment has been consolidated into our Corporate Finance segment. This combination will allow us to provide clients in the construction and selected other industries access to the full complement of CIT’s products and services.
•	We have also made name changes to clarify the market focus of our segments.
(a)	Specialty Finance – Commercial has been renamed Vendor Finance
(b)	Specialty Finance – Consumer has been renamed Consumer / Small Business Lending
(c)	Commercial Services has been renamed Trade Finance
(d)	Capital Finance has been renamed Transportation Finance

The following charts depict our managed assets by segment on a historical and prospective basis.

2005 Organization (dollars in billions)

Specialty Finance
Commercial Finance
Commercial Services $6.7
Commercial $14.3
Corporate Finance $9.6
Capital Finance $10.5
Consumer $14.8
Equipment Finance $7.0

2006 Organization (dollars in billions)

Specialty Finance
Commercial Finance
Trade Finance $6.7
Vendor Finance $13.0
Corporate Finance $16.6
Consumer & Small Business Lending $16.1
Transportation Finance $10.5

Item 1: Business	7

EMPLOYEES

CIT employed approximately 6,340 people at December 31, 2005, of which approximately 4,865 were employed in the United States and approximately 1,475 were outside the United States.

COMPETITION

Our markets are highly competitive, based on factors that vary depending upon product, customer, and geographic region. Our competitors include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, leasing companies, insurance companies, hedge funds, manufacturers, and vendors. Many bank holding, leasing, finance, and insurance companies that compete with us have formed substantial financial services operations with global reach. On a local level, community banks and smaller independent finance and mortgage companies are competitive with substantial local market positions. Many of our competitors are large companies that have substantial capital, technological, and marketing resources. Some of these competitors are larger than we are and may have access to capital at a lower cost than we do. The markets for most of our products have a large number of competitors, although the number of competitors has fallen in recent years because of continued consolidation in the industry.

We compete primarily on the basis of financing terms, structure, client service, and price. From time to time, our competitors seek to compete aggressively on the basis of these factors and we may lose market share to the extent we are unwilling to match competitor pricing and terms in order to maintain interest margins or credit standards, or both.

Other primary competitive factors include industry experience, equipment knowledge, and relationships. In addition, demand for an industry’s services and products and industry regulations will affect demand for our products in some industries.

REGULATION

In some instances, our operations are subject to supervision and regulation by federal, state, and various foreign governmental authorities. Additionally, our operations may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. This oversight may serve to:

•	regulate credit granting activities, including establishing licensing requirements, if any, in various jurisdictions,
•	establish maximum interest rates, finance charges and other charges,
•	regulate customers’ insurance coverages,
•	require disclosures to customers,
•	govern secured transactions,
•	set collection, foreclosure, repossession and claims handling procedures and other trade practices,
•	prohibit discrimination in the extension of credit and administration of loans, and
•	regulate the use and reporting of information related to a borrower’s credit experience and other data collection.

In addition, CIT Bank, a Utah industrial bank wholly owned by CIT, is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions. CIT Small Business Lending Corporation, a Delaware corporation, is licensed by and subject to regulation and examination by the U.S. Small Business Administration. CIT Capital Securities L.L.C., a Delaware limited liability company, is a broker-dealer licensed by the National Association of Securities Dealers, and is subject to regulation by the NASD and the Securities and Exchange Commission. CIT Bank Limited, an English corporation, is licensed as a bank and subject to regulation and examination by the Financial Service Authority of the United Kingdom.

Our insurance operations are conducted through the Equipment Insurance Company, a Vermont corporation, and Highlands Insurance Company Limited, a Barbados company. Each company is licensed to enter into insurance contracts. They are regulated by the local regulators in Vermont and Barbados. In addition, we have various banking corporations in France, Italy, Belgium, Sweden, and the Netherlands and broker-dealer entities in Canada and the United Kingdom, each of which is subject to regulation and examination by banking regulators and securities regulators in their home country.

8	CIT GROUP INC 2005

GLOSSARY OF TERMS

Average Earning Assets (AEA) is the average during the reporting period of finance receivables, operating lease equipment, financing and leasing assets held for sale, and some investments, less the credit balances of factoring clients. We use this average for certain key profitability ratios, including return on AEA and margins as a percentage of AEA.

Average Finance Receivables (AFR) is the average during the reporting period of finance receivables and includes loans and finance leases. It excludes operating lease equipment. We use this average to measure the rate of net charge-offs on an owned basis for the period.

Average Managed Assets (AMA) is the average earning assets plus the average of finance receivables previously securitized and still managed by us. We use this average to measure the rate of net charge-offs on a managed basis for the period, to monitor overall credit performance, and to monitor expense control.

Capital is the sum of common equity, preferred stock, and preferred capital securities.

Derivative Contract is a contract whose value is derived from a specified asset or an index, such as interest rates or foreign currency exchange rates. As the value of that asset or index changes, so does the value of the derivative contract. We use derivatives to reduce interest rate, foreign currency or credit risks. The derivative contracts we use include interest-rate swaps, cross-currency swaps, foreign exchange forward contracts, and credit default swaps.

Efficiency Ratio is the percentage of salaries and general operating expenses (including provision for restructuring) to operating margin, excluding the provision for credit losses. We use the efficiency ratio to measure the level of expenses in relation to revenue earned.

Finance Income includes both interest income on finance receivables and rental income on operating leases.

Financing and Leasing Assets include loans, capital and finance leases, leveraged leases, operating leases, assets held for sale, and other investments.

Lease – capital and finance is an agreement in which the party who owns the property (lessor) permits another party (lessee) to use the property with substantially all of the economic benefits and risks of ownership passed to the lessee.

Lease – leveraged is a lease in which a third party, a long-term creditor, provides non-recourse debt financing. We are party to these lease types as creditor or as lessor.

Lease – tax-optimized leveraged lease is a lease in which we are the lessor and a third-party creditor has a priority claim to the leased equipment. We have an increased risk of loss in the event of default in comparison to other leveraged leases, because they typically feature higher leverage to increase tax benefits.

Lease – operating is a lease in which we retain beneficial ownership of the asset, collect rental payments, recognize depreciation on the asset, and retain the risks of ownership, including obsolescence.

Managed Assets are comprised of finance receivables, operating lease equipment, finance receivables held for sale, some investments, and receivables securitized and still managed by us. The change in managed assets during a reporting period is one of our measurements of asset growth.

Net Revenue is the sum of net finance margin and other revenue.

Non-GAAP Financial Measures are balances, amounts or ratios that do not readily agree to balances disclosed in financial statements presented in accordance with accounting principles generally accepted in the U.S. We use non-GAAP measures to provide additional information and insight into how current operating results and financial position of the business compare to historical operating results and the financial position of the business and trends, after adjusting for certain nonrecurring, or unusual, transactions.

Non-performing Assets include loans placed on non-accrual status, due to doubt of collectibility of principal and interest, and repossessed assets.

Non-spread Revenue includes syndication fees, gains from dispositions of receivables and equipment, factoring commissions, loan servicing and other fees and is reported in Other Revenue.

Operating Margin is the total of net finance margin after provision for credit losses (risk adjusted margin) and other revenue.

Retained Interest is the portion of the interest in assets we retain when we sell assets in a securitization transaction.

Residual Values represent the estimated value of equipment at the end of the lease term. For operating leases, it is the value to which the asset is depreciated at the end of its useful economic life (i.e., “salvage” or “scrap value”).

Return on Equity or Tangible Equity is net income expressed as a percentage of average common equity or average common tangible equity. These are key measurements of profitability.

Risk Adjusted Margin is net finance margin after provision for credit losses.

Special Purpose Entity (SPE) is a distinct legal entity created for a specific purpose in order to isolate the risks and rewards of owning its assets and incurring its liabilities. We typically use SPEs in securitization transactions, joint venture relationships, and certain structured leasing transactions.

Tangible Metrics exclude goodwill, other intangible assets, and some comprehensive income items. We use tangible metrics in measuring capitalization and returns.

Yield-related Fees In addition to interest income, in certain transactions we collect yield-related fees in connection with our assumption of underwriting risk. We report yield-related fees, which include prepayment fees and certain origination fees and are recognized over the life of the lending transaction, in Finance Income.

Item 1: Business	9

ITEM 1A. RISK FACTORS

You should carefully consider the following discussion of risks, and the other information provided in this Annual Report on Form 10-K. The risks described below are not the only ones facing us. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business.

WE MAY BE ADVERSELY AFFECTED BY A GENERAL DETERIORATION IN ECONOMIC CONDITIONS.

A general recession or downturn in the economy could make it difficult for us to originate new business, given the resultant reduced demand for consumer or commercial credit. In addition, a downturn in certain industries may result in a reduced demand for the products we finance in that industry.

Credit quality may also be impacted during an economic slowdown or recession as borrowers may fail to meet their debt payment obligations. While we maintain a reserve for potential credit losses, this allowance could be insufficient depending upon the severity of the economic downturn. Adverse economic conditions may also result in declines in collateral values. As a result, higher credit and collateral related losses could impact our financial position or operating results.

OUR LIQUIDITY OR ABILITY TO RAISE CAPITAL MAY BE LIMITED.

We rely upon access to the capital markets to fund asset growth and to provide sources of liquidity. We actively manage and mitigate liquidity risk by: 1) maintaining diversified sources of funding; 2) maintaining committed alternate sources of funding; 3) maintaining a contingency funding plan to be implemented in the event of market disruption; and 4) issuing debt with maturity schedules designed to mitigate refinancing risk. Although we believe that we will maintain sufficient access to the capital markets, adverse changes in the economy, deterioration in our business performance or changes in our credit ratings could limit our access to these markets.

WE MAY BE ADVERSELY AFFECTED BY SIGNIFICANT CHANGES IN INTEREST RATES.

Although we generally employ a matched funding approach to managing our interest rate risk, including matching the repricing characteristics of our assets with our liabilities, significant increases in market interest rates, or the perception that an increase may occur, could adversely affect both our ability to originate new finance receivables and our ability to grow. Conversely, a decrease in interest rates could result in accelerated prepayments of owned and managed finance receivables.

WE MAY NOT BE ABLE TO REALIZE OUR ENTIRE INVESTMENT IN THE EQUIPMENT WE LEASE.

The realization of equipment values (residual values) at the end of the term of a lease is an important element in the leasing business. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the expected disposition date. Residual values are determined by experienced internal equipment management specialists, as well as external consultants.

A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on, or use of, the equipment or other factors, would adversely affect the residual values of such equipment. Consequently, there can be no assurance that our estimated residual values for equipment will be realized.

The degree of residual realization risk varies by transaction type. Capital leases bear the least risk because contractual payments cover approximately 90% of the equipment’s cost at the inception of the lease. Operating leases have a higher degree of risk because a smaller percentage of the equipment’s value is covered by contractual cashflows at lease inception. We record periodic depreciation expense on operating lease equipment based upon estimates of the equipment’s useful life and the estimated future value of the equipment at the end of its useful life. Leveraged leases bear the highest level of risk as third parties have a priority claim on equipment cashflows.

OUR RESERVE FOR CREDIT LOSSES MAY PROVE INADEQUATE.

Our business depends on the creditworthiness of our customers. We believe that our credit risk management systems are adequate to limit our credit losses to a manageable level. We attempt to mitigate credit risks through the use of a corporate credit risk management group, formal credit management processes implemented by each business unit and automated credit scoring capabilities for small ticket business.

We maintain a consolidated reserve for credit losses on finance receivables that reflects management’s judgment of losses inherent in the portfolio. We periodically review our consolidated reserve for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and non-performing assets. We cannot be certain that our consolidated reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If the credit quality of our customer base materially decreases, or if our reserves for credit losses are not adequate, our business, financial condition and results of operations may suffer.

10	CIT GROUP INC 2005

WE MAY BE ADVERSELY AFFECTED BY THE REGULATED ENVIRONMENT IN WHICH WE OPERATE.

Our domestic operations are subject, in certain instances, to supervision and regulation by state and federal authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties.

The financial services industry is heavily regulated in many jurisdictions outside the United States. As a result, growing our international operations may be challenged by the varying requirements of these jurisdictions. Given the evolving nature of regulations in many of these jurisdictions, it may be difficult for us to meet these requirements even after we establish operations and receive regulatory approvals. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally.

WE COMPETE WITH A VARIETY OF FINANCING SOURCES FOR OUR CUSTOMERS.

Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, community banks, leasing companies, insurance companies, mortgage companies, manufacturers and vendors.

Competition from both traditional competitors and new market entrants has intensified in recent years due to a strong economy, growing marketplace liquidity and increasing recognition of the attractiveness of the commercial finance markets. In addition, the rapid expansion of the securitization markets is dramatically reducing the difficulty in obtaining access to capital, which is the principal barrier to entry into these markets.

We compete primarily on the basis of pricing, terms and structure. To the extent that our competitors compete aggressively on any combination of those factors, we could lose market share. Should we match competitors’ terms, it is possible that we could experience some margin compression and/or increased losses.

OUR ACQUISITION OR DISPOSITION OF BUSINESSES OR ASSET PORTFOLIOS MAY ADVERSELY AFFECT OUR BUSINESS.

As part of our long-term business strategy, we may pursue acquisitions of other companies or asset portfolios as well as dispose of non-strategic businesses or asset portfolios. Future acquisitions may result in potentially dilutive issuances of equity securities and the incurrence of additional debt, which could have a material adverse effect on our business, financial condition and results of operations. Such acquisitions may involve numerous other risks, including: difficulties in integrating the operations, services, products and personnel of the acquired company; the diversion of management’s attention from other business concerns; entering markets in which we have little or no direct prior experience; and the potential loss of key employees of the acquired company. In addition, acquired businesses and asset portfolios may have credit-related risks arising from substantially different underwriting standards associated with those businesses or assets.

In the event of future dispositions of our businesses or asset portfolios, there can be no assurance that we will receive adequate consideration for those businesses or assets at the time of their disposition or will be able to adequately replace the volume associated with the businesses or asset portfolios that we dispose of with higher-yielding businesses or asset portfolios having acceptable risk characteristics. As a result, our future disposition of businesses or asset portfolios could have a material adverse effect on our business, financial condition and results of operations.

INVESTMENT IN AND REVENUES FROM OUR FOREIGN OPERATIONS ARE SUBJECT TO THE RISKS ASSOCIATED WITH TRANSACTIONS INVOLVING FOREIGN CURRENCIES.

While we do attempt to hedge our translation and transaction exposures, foreign currency exchange rate fluctuations can have a material adverse effect on the investment in international operations and the level of international revenues that we generate from international asset based financing and leasing. Reported results from our operations in foreign countries may fluctuate from period to period due to exchange rate movements in relation to the U.S. dollar, particularly exchange rate movements in the Canadian dollar, which is our largest non-U.S. exposure. In addition, an economic recession or downturn or increased competition in the international markets in which we operate could adversely affect us.

OUR BUSINESS INITIATIVES HAVE POTENTIAL EXECUTION RISK.

Our ability to improve our levels of asset and revenue generation depends on our initiatives to align our businesses around customers and industry sectors, and to expand our sales and marketing platforms. These initiatives involve asset transfers, changes in management accountabilities, as well as the streamlining and realignment of related infrastructure, including information technology and personnel. Our failure to implement these initiatives successfully, or the failure of such initiatives to result in increased asset and revenue levels, could adversely affect our financial position and results of operations.

Item 1: Business	11

ITEM 1B. Unresolved Staff Comments

There are no unresolved SEC staff comments.

ITEM 2. Properties

CIT operates in the United States, Canada, Europe, Latin America, Australia and the Asia-Pacific region. CIT occupies approximately 2.2 million square feet of office space, substantially all of which is leased. Such office space is suitable and adequate for our needs and we utilize, or plan to utilize, substantially all of our leased office space.

ITEM 3. Legal Proceedings

NORVERGENCE RELATED LITIGATION

On September 9, 2004, Exquisite Caterers Inc., et al. v. Popular Leasing Inc., et al. (“Exquisite Caterers”), a putative national class action, was filed in the Superior Court of New Jersey against 13 financial institutions, including CIT, which had acquired equipment leases (“NorVergence Leases”) from NorVergence, Inc., a reseller of telecommunications and Internet services to businesses. The complaint alleged that NorVergence misrepresented the capabilities of, and overcharged for, the equipment leased to its customers and that the NorVergence Leases are unenforceable. Plaintiffs seek rescission, punitive damages, treble damages and attorneys’ fees. In addition, putative class action suits in Illinois and Texas, all based upon the same core allegations and seeking the same relief, were filed by NorVergence customers against CIT and other financial institutions. The Court in Exquisite Caterers certified a New Jersey-only class, and a motion for decertification is pending.

On July 14, 2004, the U.S. Bankruptcy Court ordered the liquidation of NorVergence under Chapter 7 of the Bankruptcy Code. Thereafter, the Attorneys General of several states commenced investigations of NorVergence and the financial institutions, including CIT, that purchased NorVergence Leases. CIT has entered into settlement agreements with the Attorneys General in each of these states, except for Texas. Under those settlements, lessees in those states have had an opportunity to resolve all claims by and against CIT by paying a percentage of the remaining balance on their leases. CIT has also produced documents for transactions related to NorVergence at the request of the Federal Trade Commission (“FTC”) and pursuant to a subpoena in a grand jury proceeding being conducted by the U.S. Attorney for the Southern District of New York in connection with an investigation of transactions related to NorVergence. CIT has entered into a settlement agreement with respect to the Exquisite Catering case and the Texas putative class action. Such settlement is subject to court approval and is not expected to have a material adverse financial effect on CIT.

OTHER LITIGATION

In addition, there are various proceedings that have been brought against CIT in the ordinary course of business. While the outcomes of the ordinary course legal proceedings, and the related activities, are not certain, based on present assessments, management does not believe that they will have a material adverse financial effect on CIT.

ITEM 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three months ended December 31, 2005.

12	CIT GROUP INC 2005

Part Two

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange. The following table sets forth the high and low reported closing prices for CIT’s common stock for each of the quarterly periods in the two years ended December 31, 2005.

	2005		2004
Common Stock Prices	HIGH	LOW	HIGH	LOW
First Quarter	$46.07	$37.40	$39.91	$35.83
Second Quarter	$43.17	$35.45	$38.73	$33.28
Third Quarter	$46.80	$42.60	$38.48	$34.53
Fourth Quarter	$52.62	$43.62	$45.82	$36.51

During the year ended December 31, 2005, we paid a dividend of $0.13 per common share for the first quarter and $0.16 for each of the following three quarters for a total of $0.61 per share. During the year ended December 31, 2004, for each of the four quarters, we paid a dividend of $0.13 per share for a total of $0.52 per share. On January 17, 2006, the Board of Directors approved a $0.04 per share increase to the quarterly dividend to $0.20 per share.

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

As of February 15, 2006, there were 96,761 beneficial owners of CIT common stock.

All equity compensation plans in effect during 2005 were approved by our shareholders, and are summarized in the following table.

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS(1)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
	(A)	(B)	(C)
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS	17,470,879	$37.80	5,191,152
(1)	Excludes 1,278,099 unvested restricted shares and 1,876,193 unvested performance shares outstanding under the Long-Term Equity Compensation Plan.

We had no equity compensation plans that were not approved by shareholders. For further information on our equity compensation plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data, Note 15.

Item 5: Market for Registrant’s Common Equity	13

The following table details the repurchase activity of CIT common stock during the quarter ended December 31, 2005.

	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
BALANCE AT SEPTEMBER 30, 2005	12,015,244			2,425,997

OCTOBER 1 - 31, 2005	606,900	$44.83	606,900	1,819,097
NOVEMBER 1 - 30, 2005	533,900	$48.68	533,900	1,285,197
DECEMBER 1 - 31, 2005	274,700	$52.06	274,700	1,010,497
ACCELERATED STOCK BUYBACK	844,669	$51.92	844,669	(1)

TOTAL PURCHASES	2,260,169

REISSUANCES(2)	(1,070,056)

BALANCE DECEMBER 31, 2005	13,205,357

(1)	On July 28, 2005, the Company paid $500 million and received an initial delivery of 8,232,655 shares. The Company received an additional 1,830,812 shares in August and a final delivery of 844,669 shares in December.
(2)	Includes the issuance of common stock held in treasury upon exercise of stock options, payment of employee stock purchase plan obligations and the vesting of restricted stock.

On January 17, 2006, our Board of Directors approved a continuation of the common stock repurchase program to acquire up to an additional 5 million shares of our outstanding common stock in conjunction with employee equity compensation programs. These are in addition to the 1,010,497 shares remaining from the previous program that was approved on October 20, 2004. The program authorizes the company to purchase shares on the open market from time to time over a two-year period beginning January 18, 2006. The repurchased common stock is held as treasury shares and may be used for the issuance of shares under CIT’s employee stock plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The program may be discontinued at any time and is not expected to have a significant impact on our capitalization.

14	CIT GROUP INC 2005

ITEM 6.Selected Financial Data

The following tables set forth selected consolidated financial information regarding our results of operations and balance sheets. The data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Item 8. Financial Statements and Supplementary Data.

	At or for the Years Ended December 31,			At or for the Three Months Ended December 31, 2002	At or for the Year Ended September 30, 2002		At or for the Nine Months Ended September 30, 2001
(dollars in millions, except per share data)	2005	2004	2003
Results of Operations
Net finance margin	$ 1,635.2	$ 1,535.3	$ 1,303.1	$ 339.8	$ 1,619.4		$ 1,291.8
Provision for credit losses	217.0	214.2	387.3	133.4	788.3		332.5
Operating margin	2,555.6	2,208.2	1,775.1	463.5	1,763.4		1,531.9
Salaries and general
operating expenses	1,113.8	1,012.0	888.2	227.5	903.3		767.5
Net income (loss)	936.4	753.6	566.9	141.3	(6,698.7	) (2)	263.3
Net income (loss) per
share — diluted	4.44	3.50	2.66	0.67	(31.66)		1.24
Dividends per share(1)	0.61	0.52	0.48	0.12	—		0.25
Balance Sheet Data
Total finance receivables	$ 44,294.5	$ 35,048.2	$ 31,300.2	$ 27,621.3	$ 28,459.0		$ 31,879.4
Reserve for credit losses	621.7	617.2	643.7	760.8	777.8		492.9
Operating lease equipment, net	9,635.7	8,290.9	7,615.5	6,704.6	6,567.4		6,402.8
Total assets	63,386.6	51,111.3	46,342.8	41,932.4	42,710.5		51,349.3
Commercial paper	5,225.0	4,210.9	4,173.9	4,974.6	4,654.2		8,869.2
Variable-rate senior notes	15,485.1	11,545.0	9,408.4	4,906.9	5,379.0		9,614.6
Fixed-rate senior notes	22,853.6	21,715.1	19,830.8	19,681.8	18,385.4		17,113.9
Non-recourse, secured borrowings — student lending	4,048.8	—	—	—	—		—
Total stockholders’ equity	6,962.7	6,055.1	5,394.2	4,870.7	4,757.8		5,947.6
Selected Profitability Ratios
Net income (loss) as a percentage of AEA	1.95%	1.93%	1.58%	1.73%	(18.71)%		0.87%
Net income (loss) as a percentage of average tangible common stockholders’ equity	17.6%	14.5%	11.8%	12.5%	(160.0)%		8.5%
Net finance margin as a
percentage of AEA	3.40%	3.94%	3.64%	4.22%	4.57%		4.29%
Efficiency ratio	41.1%	41.8%	41.1%	38.1%	35.4%		41.2%
Salaries and general
operating expenses
as a percentage of AMA	2.05%	2.13%	1.94%	2.05%	1.91%		2.02%
Credit Quality
60+ days contractual delinquency as a percentage of finance receivables	1.71%	1.73%	2.16%	3.63%	3.76%		3.46%
Non-accrual loans as a percentage
of finance receivables	1.04%	1.31%	1.81%	3.43%	3.43%		2.67%
Net credit losses as a
percentage of AFR	0.60%	0.91%	1.77%	2.32%	1.67%		1.20%
Reserve for credit losses as a
percentage of finance receivables	1.40%	1.76%	2.06%	2.75%	2.73%		1.55%
Other
Total managed assets	$ 62,866.4	$ 53,470.6	$ 49,735.6	$ 46,357.1	$ 47,622.3		$ 50,877.1
Tangible stockholders’ equity
to managed assets	9.8%	10.7%	10.4%	10.4%	9.9%		8.6%
Employees	6,340	5,860	5,800	5,835	5,850		6,785
(1)	Net income (loss) and dividend per share calculations for the periods preceding September 30, 2002 assume that common shares outstanding as a result of the July 2002 IPO (basic and diluted of 211.6 million and 211.7 million) were outstanding during such historical periods.
(2)	Includes goodwill impairment charge of $6,511.7 million.

Item 6: Selected Financial Data	15

Part Two

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
and
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

INTRODUCTION

In the following discussion we use financial terms that are relevant to our business. You can find a glossary of other key terms used in our business in Part I Item 1. Business section.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk contains certain non-GAAP financial measures. See “ Non-GAAP Financial Measurements” for additional information. In the sections that follow, we analyze our results.

KEY PERFORMANCE METRICS AND MEASUREMENTS

Profitability Our ability to generate income on investments to generate returns to our shareholders and build our capital base to support future growth. We measure our performance in this area with:	•	Net income per common share (EPS);
	•	Net income as a percentage of average tangible common equity (ROTE);
	•	Net income as a percentage of average common equity (ROE); and
	•	Net income as a percentage of average earning assets (ROA).

Asset Generation Our ability to originate new business and build our earning assets. We measure our performance in these areas with:	•	Origination volumes by channel;
	•	Customer retention;
	•	Sales force productivity; and
	•	Levels of financing and leasing assets, and managed assets (including securitized finance receivables that we continue to manage).

Revenue Generation Our ability to lend money at rates in excess of our cost of borrowing and to generate non-spread revenue. We measure our performance in this area with:	•	Levels of net finance margin;
	•	Levels of non-spread and other revenue;
	•	Finance income as a percentage of AEA;
	•	Net finance margin as a percentage of AEA; and
	•	Operating lease margin as a percentage of average leased equipment (“AOL”).

Liquidity and Market Rate Risk Management Our liquidity risk management pertains to our ability to obtain funding at competitive rates, which depends on maintaining high quality assets, strong capital ratios, and high credit ratings. Market rate risk management pertains to our ability to manage our interest rate and currency rate risk, where our goal is to substantially insulate our interest margins and profits from movements in market interest rates and foreign currency exchange rates. We measure our liquidity and market rate risk management with:	•	Interest expense as a percentage of AEA;
	•	Net finance margin as a percentage of AEA; and
	•	Various interest sensitivity and liquidity measurements, which we discuss in “Risk Management”.

16	CIT GROUP INC 2005

KEY PERFORMANCE METRICS AND MEASUREMENTS (continued)

Equipment and Residual Risk Management Our ability to evaluate collateral risk in leasing and lending transactions and to remarket equipment at lease termination. We measure these activities with:	•	Gains and losses on equipment sales; and
	•	Equipment utilization and value of equipment off lease.

Credit Risk Management Our ability to evaluate the credit-worthiness of our customers, both during the credit granting process and after the advancement of funds, and to maintain high-quality assets while balancing income potential with adequate credit loss reserve levels. We assess our credit risk management with:	•	Net charge-offs as a percentage of average finance receivables;
	•	Delinquent assets as a percentage of finance receivables;
	•	Non-performing assets as a percentage of finance receivables;
	•	Reserve for credit losses as a percentage of finance receivables, of delinquent assets, and of non-performing assets; and
	•	Concentration risk by geographic region, industry and by customer.

Expense Management Our ability to maintain efficient operating platforms and infrastructure in order to run our business at competitive cost levels. We track our efficiency with:	•	Efficiency ratio, which is the ratio of operating expenses to net revenue; and
	•	Operating expenses as a percentage of average managed assets (“AMA”).

Capital Management Our ability to maintain a strong capital base. We measure our performance in this area with:	•	Tangible capital base;
	•	Tangible capital to managed assets ratio; and
	•	Tangible book value per common share.

Item 7: Management’s Discussion and Analysis	17

PROFITABILITY AND KEY BUSINESS TRENDS

Income Metrics

Net Income (dollars in millions)
$1,000
800
600
400
200
0
$566.9
$753.6
$936.4
2003
2004
2005

Diluted Earnings per Share

$5
4
3
2
1
0
$2.66
$3.50
$4.44
2003
2004
2005

Diluted earnings per share and net income growth approximated 25% in 2005 and 30% in 2004. The improved earnings reflect strong operating fundamentals, asset growth and improved capital discipline. 2005 EPS growth also benefitted from a reduction in share count resulting from capital initiatives.

Return Metrics

Return on Assets

3%
2
1
0
1.58%
1.93%
1.95%
2003
2004
2005

Return on Equity

20%
15
10
5
0
10.9%
13.2%
15.1%
2003
2004
2005

Return on assets and return on equity improved in both 2005 and 2004 reflecting improved earnings in all segments.

Average earning assets grew 23% and 9%, and ending managed assets grew 18% and 8% during 2005 and 2004. Our focus during both 2005 and 2004 was on prudent growth, as we continued to supplement organic growth with strategic acquisitions, offset by the liquidation of non-strategic portfolios.

Earnings for 2005 reflected strong non-spread revenue, the continuation of low charge-offs, and reduced tax expense, in part due to the offshore relocation of certain aircraft leasing operations. Net finance margin, while stable during 2005, declined from 2004 due to growth in the lower risk and lower margin – U.S. government guaranteed – student lending business, longer-term debt financing and competitive market pricing. We also made investments in sales and marketing initiatives in 2005, which increased operating expenses.

The earnings improvement in 2004 from 2003 was driven primarily by improved finance margin and a considerable reduction in charge-offs.

Other significant items in the 2005 and 2004 trends are discussed further in the segment results discussion that follows.

18	CIT GROUP INC 2005

RESULTS BY BUSINESS SEGMENT

Results by Business Segment (dollars in millions)

For the years ended December 31,	2005	2004	2003(1)
Net Income (Loss)
Specialty Finance – Commercial	$ 326.6	$ 268.3	$ 225.3
Specialty Finance – Consumer	66.7	46.3	35.6

Total Specialty Finance Group	393.3	314.6	260.9

Commercial Services	184.7	161.1	127.6
Corporate Finance	177.1	148.6	147.7
Capital Finance	129.9	87.0	42.3
Equipment Finance	98.2	81.5	38.5

Total Commercial Finance	589.9	478.2	356.1

Corporate and Other	(46.8)	(39.2)	(50.1)

Total	$ 936.4	$ 753.6	$ 566.9

	Return on Assets			Return on Equity
For the years ended December 31,	2005	2004	2003(1)	2005	2004	2003(1)
Specialty Finance – Commercial	2.96%	2.56%	2.21%	25.0%	21.0%	18.1%
Specialty Finance – Consumer	0.62%	1.20%	1.73%	9.4%	14.9%	21.5%
Total Specialty Finance	1.81%	2.19%	2.13%	19.1%	19.8%	19.3%
Commercial Services	6.78%	6.05%	5.43%	27.1%	25.7%	23.1%
Corporate Finance	2.10%	2.25%	2.32%	19.0%	22.2%	22.9%
Capital Finance	1.33%	1.06%	0.56%	9.9%	10.5%	5.5%
Equipment Finance	1.82%	1.18%	0.56%	12.3%	8.0%	3.8%
Total Commercial Finance	2.24%	1.96%	1.53%	15.8%	15.4%	12.0%
Total	1.95%	1.93%	1.58%	15.1%	13.2%	10.9%
(1)	2003 results reflect a uniform leverage ratio among the segments.

We measure segment performance using risk-adjusted capital, applying different leverage ratios to each business to allocate capital based on market criteria and inherent differences in risk levels. The capital allocations reflect the relative risk of individual asset classes within the segments and range from approximately 2% of managed assets for U.S. government guaranteed education loans to approximately 15% of managed assets for longer-term assets such as aerospace. The targeted risk-adjusted capital allocations by segment (as a percentage of average managed assets) are as follows: Specialty Finance – Commercial, 9%, Specialty Finance –Consumer, 5%, Commercial Services, Corporate Finance and Equipment Finance, 10% and Capital Finance, 14%. See Note 20– Business Segment Information of Item 8. Financial Statements and Supplementary Data for details on our 2005 realignment initiatives and measuring segment performance using risk-adjusted capital.

Item 7: Management’s Discussion and Analysis	19

Results by segment were as follows:

2005 versus 2004

•	Specialty Finance – Commercial reflected improved profitability in the vendor programs and international operations as well as a $26.8 million after tax gain on the sale of the microticket leasing point of sale unit, offset by the loss ($11.9 million after tax) on the disposition of manufactured housing receivables.
•	Specialty Finance – Consumer results reflected higher earnings in the home lending unit as well as earnings from the student lending business acquired in the first quarter of 2005. Returns both as a percentage of average earning assets and equity declined from the prior year. The decline in return on average earning assets was due to the lower margins in the U.S. government guaranteed student lending business. The decline in return on average equity was due to the allocation of capital related to goodwill associated with the student lending acquisition.
•	Commercial Services earnings improvement was driven by higher interest margin. Factoring commissions were up 4% from the prior year as increased volume was mitigated by lower commission rates.
•	Corporate Finance earnings reflected strong results across virtually all industry groups and increased non-spread revenue, offset by increased operating expenses, as we continue to invest in sales initiatives.
•	Capital Finance net income includes a $52.8 million after-tax loss relating to the disposition of certain aircraft assets. This amount was offset by a significant reduction in tax expense ($34.6 million after tax) due to the transfer of certain aerospace leasing operations offshore and the resolution of a tax liability in our international operations. Excluding the aircraft disposition loss, pretax income was up modestly from 2004, reflecting improved rentals in both aerospace and rail.
•	Equipment Finance net income improvement was driven by lower charge-offs and a $14.4 million after-tax gain on the strategic sale of certain business aircraft.

2004 versus 2003

•	Specialty Finance – Commercial reflected improved profitability in the small and mid-ticket leasing business and the continuation of strong returns in the vendor programs, which were offset in part by the loss related to the accelerated liquidation via sale of the manufactured housing portfolio.
•	Specialty Finance – Consumer results reflected higher net income and the continuation of good returns in the home lending unit. Home lending profitability also reflected lower securitization gains in 2004.
•	Commercial Services earnings reflected continued high returns in our factoring operations as well as the benefit from acquisitions completed in the latter part of 2003.
•	Corporate Finance earnings were essentially flat with 2003.
•	Capital Finance returns rebounded from disappointing results in 2003, reflecting some improvement in aerospace rentals and continued strong rail rentals, as well as increased non-spread revenue.
•	Equipment Finance returns improved from the low 2003 level, reflecting sharply lower charge-offs and higher equipment gains. Profitability improvement was broad, across business lines in both the U.S. and Canada.

Corporate included after tax amounts as shown in the table below:

Corporate (dollars in millions)

For the years ended December 31,	2005	2004	2003
Unallocated expenses	$ (93.9)	$(75.6)	$(3.3)
Real estate investment sale gain	69.7	–	–
Mark-to-market on non-accounting hedge derivatives(1)	24.4	–	–
Hurricane charges	(25.6)	–	–
Specific Argentine and telecommunication provisions	–	26.4	–
Preferred stock dividends	(12.7)	–	–
Restructuring charges	(15.4)	–	–
Gain on debt redemption	–	25.5	30.8
Venture capital operating income/(losses)(2)	6.7	(15.5)	(77.6)

Total	$ (46.8)	$(39.2)	$(50.1)

(1)	See description in Other Revenue.
(2)	Venture capital operating losses include realized and unrealized gains and losses related to venture capital investments as well as interest costs and other operating expenses associated with these portfolios.

The increase in unallocated corporate operating expense in both years was due primarily to increased performance-based compensation, professional services, and other compliance-related costs as well as higher unallocated funding costs.

20	CIT GROUP INC 2005

REVENUE

Revenue (dollars in millions)

$3,000
2,500
2,000
1,500
1,000
500
0
$2,162.4
$859.3
$1,303.1
$2,422.4
$887.1
$1,535.3
$2,772.6
$1,137.4
$1,635.2
2003
2004
2005
Net Finance Margin
Other Revenue (Non-Spread Revenue)

The trend in our revenues (total net revenues) from 2003 to 2005 reflects both asset growth and a focus on non-spread revenue growth. Non-spread revenue accounted for 41% of net revenue in 2005, up from 37% in 2004 and 40% in 2003. Increasing non-spread revenue continues to be a strategic focus.

NET FINANCE MARGIN

Net Finance Margin (dollars in millions)

For the years ended December 31,	2005	2004	2003
Finance income – loans and capital leases	$ 3,018.7	$ 2,363.8	$ 2,249.2
Rental income on operating leases	1,496.5	1,397.0	1,460.1
Interest expense	1,912.0	1,260.1	1,348.7

Net finance income	2,603.2	2,500.7	2,360.6
Depreciation on operating lease equipment	968.0	965.4	1,057.5

Net finance margin	$ 1,635.2	$ 1,535.3	$ 1,303.1

Average Earnings Assets (“AEA”)	$ 48,128.2	$ 39,011.3	$ 35,813.4

As a % of AEA:
Finance income – loans and capital leases	6.27%	6.06%	6.28%
Rental income on operating leases	3.11%	3.58%	4.08%
Interest expense	3.97%	3.23%	3.77%

Net finance income	5.41%	6.41%	6.59%
Depreciation on operating lease equipment	2.01%	2.47%	2.95%

Net finance margin	3.40%	3.94%	3.64%

As a % of AOL:
Rental income on operating leases	17.03%	17.86%	20.16%
Depreciation on operating lease equipment	11.02%	12.34%	14.60%

Net operating lease margin	6.01%	5.52%	5.56%

Average Operating Lease Equipment (“AOL”)	$ 8,788.5	$ 7,821.2	$ 7,241.1

Item 7: Management’s Discussion and Analysis	21

The amount of net finance income increased during 2005 and 2004, reflecting the higher asset levels. As a percentage of average earning assets, net finance income declined in both years due to: 1) the blending of the lower rate, U.S. government guaranteed student lending portfolio in 2005 (net finance income as a percentage of AEA excluding student lending was 5.84% in 2005); 2) pricing pressure, reflecting liquidity in many of our lending businesses; and 3) an increasingly more conservative liquidity profile during the periods, including higher cash balances, the continued maturity extension of the debt portfolio and other increased alternative liquidity facilities. Yield related fees also declined in 2005. Market interest rates increased in both 2005 and 2004. Though we continuously manage our interest rate sensitivity with essentially a matched asset/liability position, we do fund a modest amount of fixed-rate assets with variable rate debt. As a result, the rising market interest rate environment also put modest pressure on our margins.

In both 2005 and 2004, the proportion of longer-lived aerospace and rail assets in Capital Finance increased from the preceding year. These longer-lived assets have lower rental rates and lower annual depreciation rates as a percentage of the operating lease assets than small to mid-ticket leasing assets in Specialty Finance – Commercial and Equipment Finance. As a result operating lease rentals and depreciation expense declined as a percentage of operating lease assets during both years. The increase in net operating lease margin as a percentage of operating lease assets reflected strengthening rental rates in both aerospace and rail, including the impact of higher interest rates. See “Concentrations – Operating Leases” for additional information regarding our operating lease assets.

NET FINANCE MARGIN AFTER PROVISION FOR CREDIT LOSSES
(RISK ADJUSTED MARGIN)

Net Finance Margin after Provision for Credit Losses (Risk Adjusted Margin) (dollars in millions)

For the years ended December 31,	2005	2004	2003
Net finance margin	$ 1,635.2	$ 1,535.3	$ 1,303.1
Provision for credit losses	217.0	214.2	387.3

Net finance margin after provision for
credit losses (risk adjusted margin)	$ 1,418.2	$ 1,321.1	$ 915.8

As a % of AEA:
Net finance margin	3.40%	3.94%	3.64%
Provision for credit losses	0.45%	0.55%	1.08%

Net finance margin after provision for
credit losses (risk adjusted margin)	2.95%	3.39%	2.56%

Average Earnings Asset (“AEA”)	$ 48,128.2	$ 39,011.3	$ 35,813.4

The growth in risk adjusted margin from 2003 to 2005 largely reflects the variances in net finance margin as discussed previously, as well as a benefit from lower charge-offs, which we discuss further in “Credit Metrics”.

During 2005, we recorded a $34.6 million provision for credit losses related to estimated hurricane losses, which is discussed further in “Reserve for Credit Losses”. Excluding this item, adjusted margin as a percentage of AEA was 3.02% for 2005. During 2004, we reduced previously established specific reserves by $43.3 million relating to telecommunications assets. Excluding this provision reduction, risk adjusted margin as a percentage of AEA was 3.28%.

22	CIT GROUP INC 2005

OTHER REVENUE

Other Revenue (dollars in millions)

For the years ended December 31,	2005	2004	2003
Fees and other income	$ 637.0	$ 518.6	$ 586.2
Factoring commissions	235.7	227.0	189.8
Gains on sales of leasing equipment	91.9	101.6	70.7
Gains on securitizations	39.1	59.1	100.9
Gain on real estate investment sale	115.0	–	–
Charge related to aircraft accelerated liquidation	(86.6)	–	–
Gain on sale of micro-ticket leasing business unit	44.3	–	–
Gain on strategic sale of business aircraft	22.0	–	–
Gain on derivatives	43.1	–	–
Charges related to sale of manufactured housing loans	(20.0)	(15.7)	–
Net gain (loss) on venture capital investments	15.9	(3.5)	(88.3)

Total other revenue	$ 1,137.4	$ 887.1	$ 859.3

Other revenue as a percentage of AEA	2.36%	2.27%	2.40%

Other revenue as a percentage of net revenues	41.0%	36.6%	39.7%

We continue to emphasize growth and diversification of other revenues to improve our overall profitability.

Fees and other income include securitization-related servicing fees and accretion, syndication fees, miscellaneous fees, and gains from asset sales. Securitization-related fees (net of impairment charges) were essentially flat in 2005 due to reduced impairment charges, following a decline in 2004, corresponding to a 14% decline in securitized assets. Our emphasis on funding home lending receivables on-balance sheet resulted in a reduction in securitization-related revenues and an increase in both interest margin and provision for credit losses in both years. Strong fees and other income in Capital Finance and Corporate Finance more than offset this factor. Gains on sales of receivables were up from 2005 due to sales of student lending receivables.

Higher factoring commissions reflect strong volumes, including incremental volume from acquisitions, though commission rates were down modestly from 2004. The increased commissions in 2004 reflected two large acquisitions completed during the latter part of 2003.

Gains on sales of equipment remained strong in 2005, but were down from 2004, largely in Capital Finance. The increase in 2004 resulted from firming of equipment prices and higher gains across virtually all leasing businesses, most notably in Equipment Finance and in the international unit of Specialty Finance-Commercial.

Securitization gains decreased in 2005 and 2004 from the preceding years, due to both a lower volume of receivables securitized and reduced gains on the amounts securitized. In 2005 and 2004, we funded home lending growth entirely on-balance sheet, versus $489 million of home lending assets that were securitized in 2003. The lower gains as a percentage of volume in both 2005 and 2004 were primarily due to a higher proportion of, and tighter spreads on, vendor receivables sold. Securitization gains were 2.8% of pretax income in 2005, down from 4.8% and 10.8% in the preceding two years.

The following items of note, the majority of which were the result of capital allocation activities, also impacted other revenue. Excluding these amounts and venture capital investment gains and losses, other revenue was 2.09%, 2.32% and 2.65% of AEA and 38.0%, 37.1% and 42.1% of net revenues for 2005, 2004 and 2003.

Gain on real estate investment resulted from the sale of an interest in Waterside Plaza, a residential complex in New York City.

Charge related to aircraft held for sale resulted from management’s strategic decision to actively market certain older, out of production commercial, regional and business aircraft in the third quarter of 2005 with a carrying value of approximately $190 million. As of December 31, 2005, approximately $15.0 million have been sold at amounts approximating the writtendown values. The remainder of the portfolio remains classified as assets held for sale.

Gain on sale of micro-ticket leasing business is the fourth quarter 2005 sale of the micro-ticket leasing point-of-sale unit in Specialty Finance –Commercial.

Gain on sale of business aircraft reflects the strategic sale of the majority of the Equipment Finance business aircraft portfolio (approximately $900 million). The remainder of this portfolio (approximately $600 million) was transferred to Capital Finance following the completion of the sale in the second half of 2005.

Gain on derivatives relates to the mark-to-market of certain compound cross-currency swaps that did not qualify for hedge accounting treatment. All of the swaps were either terminated or had matured as of December 31, 2005. See Item 9A. Controls and Prodecures for a discussion of internal controls relating to derivative hedge accounting.

Item 7: Management’s Discussion and Analysis	23

Charges related to the sales of manufactured housing loans reflect the accelerated liquidation of approximately $125 million and $300 million in manufactured housing loans in 2005 and 2004. These assets were reclassified as held for sale on the financial statements and marked to estimated fair value, resulting in the above charges.

RESERVE FOR CREDIT LOSSES

Reserve for Credit Losses (dollars in millions)

For the years ended December 31,	2005	2004	2003
Balance beginning of period	$ 617.2	$ 643.7	$ 760.8

Provision for credit losses – finance
receivables (by segment)
Specialty Finance – Commercial	93.2	109.2	132.8
Specialty Finance – Consumer	34.6	32.7	26.5
Commercial Services	22.9	23.4	27.6
Corporate Finance	3.2	24.5	46.5
Capital Finance	4.6	7.3	12.3
Equipment Finance	21.1	53.2	125.7
Corporate and Other, including
specific reserving actions	37.4	(36.1)	15.9

Total provision for credit loss	217.0	214.2	387.3
Reserves relating to
acquisitions, other movements	38.6	60.5	17.5

Additions to reserve for
credit losses, net	255.6	274.7	404.8

Net credit losses – excluding
telecommunications and
Argentina:
Specialty Finance – Commercial	95.3	111.0	138.8
Specialty Finance – Consumer	53.2	41.0	27.2
Commercial Services	22.9	23.3	27.6
Corporate Finance	0.5	26.0	44.6
Capital Finance	53.6	6.6	10.0
Equipment Finance	25.6	53.2	125.7

Net credit losses – prior to
telecommunication/Argentine
chargeoffs	251.1	261.1	373.9
Telecommunications	–	40.1	47.0
Argentine	–	–	101.0

Total net credit losses	251.1	301.2	521.9

Balance end of period	$ 621.7	$ 617.2	$ 643.7

Reserve for credit losses as a
percentage of finance
receivables	1.40%	1.76%	2.06%
Reserve for credit losses as a
percentage of past due
(60 receivables days or more)	82.0%	101.5%	95.2%
Reserve for credit losses as a
percentage of non-performing assets	119.3%	114.4%	95.2%

24	CIT GROUP INC 2005

The lower level of reserve for credit losses in the years presented above reflects the improvements in our credit metrics, specifically the decline in charge-offs over the same periods. This credit quality improvement, along with the addition of $5.1 billion of U.S. government guaranteed student lending receivables, drove the decline in the percentage of reserve to finance receivables over the periods shown. Corporate and Other includes specific amounts provided for estimated hurricane losses in 2005 and the reversal of previously established specific telecommunications reserves in 2004. See Credit Metrics for further discussion.

We determine the reserve for credit losses using three key components: (1) specific reserves for collateral and cash flow dependent loans that are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit risk, and (3) reserves for economic environment risk and other factors.

The reserve included specific reserves, excluding telecommunication accounts, relating to impaired loans of $61.7 million, $87.1 million and $66.4 million at December 31, 2005, 2004 and 2003. The 2005 balance includes amounts for a power generation facility subject to bankruptcy proceedings and Hurricanes Katrina and Rita, while the 2004 balance includes amounts related to U.S. commercial airline hub carriers. The portion of the reserve related to inherent estimated loss and estimation risk reflects our evaluation of trends in our key credit metrics, as well as our assessment of risk in specific industry sectors.

In managing the consolidated reserve for credit losses to provide for losses inherent in the portfolio, we estimate the ultimate outcome of collection efforts and realization of collateral values, among other things. Therefore, we may make additions or reductions to the consolidated reserve for credit losses depending on changes in economic conditions or credit metrics, including past due and non-performing accounts, or other events affecting specific obligors or industries. We continue to believe that the credit risk characteristics of the portfolio are well diversified by geography, industry, borrower, and collateral type. See “Concentrations” for more information.

During the third quarter of 2005, we established a $34.6 million reserve for credit losses related to Hurricanes Katrina and Rita. This amount reflects management’s best estimate of loss based on available, relevant information. Total business segment owned and securitized receivables in the three most impacted states (Louisiana, Alabama and Mississippi) were approximately $925 million and $200 million. Of these amounts, exposure to commercial and consumer customers located in the Federal Emergency Management Agency (“FEMA”) designated disaster areas and other areas that management determined were significantly impacted were approximately $600 million and $50 million respectively, including approximately $250 million in the FEMA designated disaster areas relating principally to equipment and vendor finance assets and home mortgages. For commercial loans, management performed a loan-by-loan assessment of estimated loss. For equipment and vendor assets and home mortgages in the FEMA designated disaster areas, management performed an analysis of exposure by zip code, including flood versus nonflood designated locations, supplemented with a range of corresponding estimated damage assessments. This estimate of loss involves considerable judgment and assumptions about uncertain matters, including the existence of insurance in force with respect to damages incurred, insurance claims and proceeds and the extent of property damage. Our current expectation is for related charge-offs to be realized in the latter part of 2006 and into 2007. Management will continue to assess the financial impact of the hurricanes as more information becomes available.

While the Hurricane reserves were provisioned through Corporate, a summary of the estimated incurred hurricane charges by segment is as follows:

(dollars in millions)	Reserve for Credit Losses

Specialty Finance – Commercial	$ 4.2
Specialty Finance – Consumer	16.9

Total Specialty Finance Group	21.1

Commercial Services	3.0
Corporate Finance	6.5
Equipment Finance	4.0

Total Commercial Finance Group	13.5

Total	$ 34.6

Based on currently available information and our portfolio risk assessment, we believe that our total reserve for credit losses is adequate.

Item 7: Management’s Discussion and Analysis	25

CREDIT METRICS

NET CHARGE-OFFS

Net Charge-offs (dollars in millions)

For the years ended December 31,	2005		2004		2003
Owned
Specialty Finance – Commercial	$ 95.3	1.08%	$111.0	1.32%	$239.8	2.96%
Specialty Finance – Consumer	53.2	0.52%	41.0	1.11%	27.2	1.53%

Total Specialty Finance	148.5	0.78%	152.0	1.26%	267.0	2.71%

Commercial Services	22.9	0.34%	23.3	0.37%	27.6	0.54%
Corporate Finance	0.5	0.01%	66.1	1.00%	91.6	1.44%
Capital Finance	53.6	2.34%	6.6	0.37%	10.0	0.53%
Equipment Finance	25.6	0.51%	53.2	0.84%	125.7	2.03%

Total Commercial Finance	102.6	0.46%	149.2	0.71%	254.9	1.30%

Total	$251.1	0.60%	$301.2	0.91%	$521.9	1.77%

Managed
Specialty Finance – Commercial	$133.8	1.06%	$155.4	1.25%	$299.5	2.44%
Specialty Finance – Consumer	80.8	0.72%	60.8	1.17%	40.6	1.02%

Total Specialty Finance	214.6	0.90%	216.2	1.22%	340.1	2.09%

Commercial Services	22.9	0.34%	23.3	0.37%	27.6	0.54%
Corporate Finance	1.4	0.02%	66.1	1.00%	91.6	1.44%
Capital Finance	53.6	2.34%	6.6	0.37%	10.0	0.53%
Equipment Finance	42.1	0.56%	97.7	1.06%	210.8	2.14%

Total Commercial Finance	120.0	0.48%	193.7	0.81%	340.0	1.47%

Total	$334.6	0.68%	$409.9	0.99%	$680.1	1.72%

Owned Charge-Offs (as a percentage of average finance receivables)

Managed Charge-Offs (as a percentage of average managed receivables)

The trends in the tables above are positive, as charge-offs on an owned and managed basis, both in amount and as a percentage of assets, declined in 2005 and 2004 across virtually every segment. Capital Finance was the only notable exception, as 2005 amounts included $48.5 million in airline receivable charge-offs on two bankrupt U.S. hub carriers. The improvement in charge-offs was largely in the owned portfolio, as the decline in securitized portfolio charge-offs during the two years was more modest, particularly as a percentage of securitized assets given our emphasis on balance sheet funding during 2005 and 2004. Total securitized portfolio charge-offs were 1.12%, 1.28% and 1.58% as a percentage of securitized assets in 2005, 2004 and 2003, reflecting the higher proportion of vendor assets sold (for which CIT has loss recourse) and improvement in the Equipment Finance portfolios. Consumer home lending securitization-related charge-offs increased approximately

26	CIT GROUP INC 2005

$8 million or 139 basis points as a percentage of securitized assets from 2004, due to seasoning in these portfolios and the switch to on-balance sheet funding in this business.

Specialty Finance - Commercial charge-offs improved in 2005 due to improved credit in the vendor programs, the international unit and small business lending. Charge-offs in 2003 included a $101.0 million write-off of owned assets in Argentina, which reflected the substantial progress of collection and work out efforts in the Argentine portfolio. Excluding Argentina and liquidating portfolios, Specialty Finance - Commercial charge-offs were 1.56% as a percentage of average finance receivables for 2003.

Specialty Finance - Consumer charge-offs in 2005 were up in amount from the prior year, but were down as a percentage of average finance receivables, reflecting portfolio growth, improved credit performance and the addition of the student lending assets.

Corporate Finance trends between 2003 and 2005 were driven largely by charge-offs in the telecommunications portfolio that were taken against a specific reserve established in 2002. Approximately $40 million of these telecommunication charge-offs were taken in both 2003 and 2004, versus negligile amounts in 2005, as the current period benefited from recoveries in this portfolio.

Capital Finance 2005 charge-offs included the above-mentioned charge-offs on two bankrupt U.S. hub carriers.

Equipment Finance charge-off reductions in both 2005 and 2004 were across product lines in both the U.S. and Canada, reflecting improved underwriting standards, lower non-performing assets and strengthening collateral values.

PAST DUE LOANS AND NON-PERFORMING ASSETS

Like charge-off trends, the trend in our delinquency and non-performing metrics were favorable for the three-year period and ended 2005 at levels that are low in relation to our historical measures. Non-performing assets declined in both 2005 and 2004 from the preceding years, both in amount and as a percentage of assets, with broad-based improvement, particularly in the commercial businesses. Delinquencies increased in 2005, primarily due to the student lending acquisition, as delinquency in this business is high in relation to our other portfolios, yet is not indicative of ultimate loss due to the U.S. government guarantee. Excluding these assets, owned delinquency was $625.5 million (1.59%) at December 31, 2005.

Past Due Loans (60 days or more) (dollars in millions, % as a percentage of finance receivables)

As of December 31,	2005		2004		2003
Owned Past Due
Specialty Finance – Commercial	$296.8	3.49%	$283.3	3.22%	$ 287.3	3.59%
Specialty Finance – Consumer	318.2	2.35%	116.4	2.27%	88.7	3.33%

Total Specialty Finance	615.0	2.79%	399.7	2.87%	376.0	3.53%

Commercial Services	39.3	0.59%	88.0	1.42%	35.5	0.56%
Corporate Finance	43.4	0.46%	43.3	0.65%	109.5	1.73%
Capital Finance	17.0	0.90%	26.9	1.47%	17.4	1.03%
Equipment Finance	43.5	1.01%	50.1	0.79%	137.9	2.18%

Total Commercial Finance	143.2	0.64%	208.3	0.99%	300.3	1.45%

Total	$758.2	1.71%	$608.0	1.73%	$ 676.3	2.16%

Managed Past Due
Specialty Finance – Commercial	$402.6	3.04%	$402.1	2.82%	$ 418.4	3.19%
Specialty Finance – Consumer	401.0	2.71%	227.8	3.45%	197.6	4.22%

Total Specialty Finance	803.6	2.87%	629.9	3.02%	616.0	3.46%

Commercial Services	39.3	0.59%	88.0	1.42%	35.5	0.56%
Corporate Finance	43.4	0.46%	43.3	0.65%	109.5	1.73%
Capital Finance	17.0	0.83%	26.9	1.47%	17.4	1.03%
Equipment Finance	62.1	0.90%	90.3	0.96%	243.6	2.49%

Total Commercial Finance	161.8	0.64%	248.5	1.03%	406.0	1.69%

Total	$965.4	1.81%	$878.4	1.95%	$1,022.0	2.44%

Item 7: Management’s Discussion and Analysis	27

Specialty Finance – Commercial delinquency increased in 2005, reflecting higher delinquency levels in the vendor finance and international portfolios.

Specialty Finance – Consumer delinquency increased in 2005, primarily due to the student lending acquisition. Excluding student lending receivables, delinquencies were $185.5 million (2.18%), versus $116.4 million (2.27%) last year-end, reflecting the home lending portfolio growth.

Commercial Services delinquency was down in 2005 due to the work-out of one significant account.

Corporate Finance, Capital Finance, and Equipment Finance delinquencies remained at the relatively low year-end 2004 levels.

Non-performing Assets (dollars in millions, % as a percentage of finance receivables)

As of December 31,	2005		2004		2003
Specialty Finance – Commercial	$155.2	1.83%	$165.9	1.88%	$179.7	2.25%
Specialty Finance – Consumer	173.0	1.28%	119.3	2.32%	96.3	3.61%

Total Specialty Finance	328.2	1.49%	285.2	2.05%	276.0	2.59%

Commercial Services	5.3	0.08%	56.8	0.92%	5.2	0.08%
Corporate Finance	114.5	1.22%	61.8	0.92%	164.8	2.61%
Capital Finance	22.3	1.18%	4.6	0.25%	12.2	0.73%
Equipment Finance	50.9	1.18%	131.2	2.06%	218.3	3.46%

Total Commercial Finance	193.0	0.87%	254.4	1.21%	400.5	1.94%

Total	$521.2	1.18%	$539.6	1.54%	$676.5	2.16%

Non-accrual loans	$460.7		$458.4		$566.5
Repossessed assets	60.5		81.2		110.0

Total non-performing assets	$521.2		$539.6		$676.5

Non-performing assets decreased in both amount and percentage in 2005 and 2004. Improvements during 2005 in Commercial Services, Equipment Finance and the vendor finance business of Specialty Finance – Commercial were offset by increased non-accrual assets in Corporate Finance ($60 million lease on a power generation facility), Capital Finance (aerospace) and the home lending business of Specialty Finance – Consumer. The decline in percentage from 2004 also reflects the impact of acquired student lending receivables. The improvement in Corporate Finance during 2004 reflects the return to accrual status of a waste-to-energy project. Repossessed asset inventory declined reflecting lower inventory levels primarily in Equipment Finance.

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and General Operating Expenses (dollars in millions)

For the years ended December 31,	2005	2004	2003
Salaries and employee benefits	$ 695.8	$ 612.2	$ 529.6
Other general operating expenses	418.0	399.9	358.6

Salaries and general operating expenses	$ 1,113.8	$ 1,012.1	$ 888.2

Efficiency ratio(1)	41.1%	41.8%	41.1%
Salaries and general operating expenses
(including the restructuring charge)
as a percentage of AMA	2.05%	2.13%	1.94%
Average Managed Assets	$ 55,553.7	$ 47,519.3	$ 45,809.3

(1)	Excluding various “non-recurring” gains and losses (including real estate investment gains, derivative mark to market adjustments, venture capital gains and losses and other items) in other revenue and the 2005 restructuring charge, the efficiency ratio was 42.2%, 41.5% and 39.5% for 2005, 2004 and 2003.

28	CIT GROUP INC 2005

Salaries and general operating expenses in 2005 increased, largely due to incremental operating expenses associated with current year acquisitions (student lending in Specialty Finance – Consumer and healthcare in Corporate Finance), investments made in our sales and marketing functions and higher incentive-based compensation. The 2005 expense also includes $10.5 million in charges relating to the combination of an early termination of a portion of our New York City building lease and for a legal settlement.

The 2004 increase from 2003 was driven primarily by higher incentive-based compensation (including restricted stock awards), increased professional fees, including higher compliance-costs related to the Sarbanes-Oxley Act and increased benefit expenses.

The efficiency ratio, excluding non-recurring items, deteriorated for 2005 and 2004 as the rate of expense increase outpaced revenue growth in both years, particularly given our investment in sales and marketing initiatives. Both the Specialty Finance and Commercial Finance efficiency ratios deteriorated modestly from 2004. Personnel totaled 6,340 at December 31, 2005, versus 5,860 and 5,800 at the end of the prior two years.

Both the business unit and corporate management monitor expenses closely, and actual results are reviewed monthly in comparison to business plan and forecast. We have an approval and review procedure for major capital expenditures, such as computer equipment and software, including post-implementation evaluations.

INCOME TAXES

Provision for Income Taxes (dollars in millions)

For the Years ended December 31,	2005	2004	2003
Provision for income taxes	$ 464.2	$ 483.2	$ 365.0
Effective tax rate	32.8%	39.0%	39.0%

The effective tax rate differs from the U.S. federal tax rate of 35% primarily due to state and local income taxes, the domestic and international geographic distribution of taxable income and corresponding foreign income taxes, as well as differences between book and tax treatment of certain items. The 2004 and 2003 effective tax rates exceed the U.S. federal rate primarily due to state and local income taxes.

The reduction in the 2005 effective tax rate reflects: (1) improved profitability in our international operations, resulting from better platform efficiency coupled with asset growth; (2) the relocation of certain aerospace assets to Ireland with offshore funding, as provisions of the American Jobs Creation Act of 2004 provide favorable tax treatment for certain aircraft leasing operations conducted offshore; (3) the release of a $17.0 million deferred tax liability associated with the Irish aerospace initiative; and (4) the release of a tax liability of $17.6 million relating to our international operations, as we finalized a tax filing position based on a favorable opinion received from the local tax authorities.

We have U.S. federal net operating losses (“NOL’s”) of approximately $850 million at December 31, 2005, which expire in various years beginning in 2011. In addition, we have various state NOL’s that will expire in various years beginning in 2006. Federal and state operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to utilize these federal losses fully. Accordingly, we do not believe a valuation allowance is required with respect to these federal NOL’s. Based on management’s assessment as to realizability, the net deferred tax liability includes a valuation allowance of approximately $19.0 million and $7.4 million as of December 31, 2005 and December 31, 2004 relating to state NOL’s.

We have open tax years in the U.S., Canada and other jurisdictions that are currently under examination by the applicable taxing authorities, and certain tax years that may in the future be subject to examination. Management periodically evaluates the adequacy of our related tax reserves, taking into account our open tax return positions, tax assessments received, tax law changes and third-party indemnifications. We believe that our tax reserves are appropriate. The final determination of tax audits could affect our tax reserves.

See Item 9A. Controls and Procedures for a discussion of internal controls relating to income taxes.

Item 7: Management’s Discussion and Analysis	29

FINANCING AND LEASING ASSETS

Financing and Leasing Assets by Segment (dollars in millions)

				% change
As of December 31,	2005	2004	2003	05 vs 04	04 vs 03
Specialty Finance Group
Specialty Finance – Commercial
Finance receivables	$ 8,503.0	$ 8,805.7	$ 7,996.5	(3.4)%	10.1%
Operating lease equipment, net	1,049.5	1,078.7	959.5	(2.7)%	12.4%
Financing and leasing assets
held for sale	826.3	1,288.4	548.1	(35.9)%	135.1%

Owned assets	10,378.8	11,172.8	9,504.1	(7.1)%	17.6%
Finance receivables securitized
and managed by CIT	3,921.6	4,165.5	4,557.9	(5.9)%	(8.6)%

Managed assets	14,300.4	15,338.3	14,062.0	(6.8)%	9.1%

Specialty Finance – Consumer
Finance receivables – home lending	8,199.7	4,896.8	2,513.1	67.5%	94.9%
Finance receivables – student lending	5,051.0	–	–
Finance receivables – other	302.9	236.0	151.2	28.3%	56.1%
Financing and leasing assets
held for sale	390.2	241.7	150.0	61.4%	61.1%

Owned assets	13,943.8	5,374.5	2,814.3	159.4%	91.0%
Home lending finance receivables
securitized and managed by CIT	838.8	1,228.7	1,867.6	(31.7)%	(34.2)%

Managed assets	14,782.6	6,603.2	4,681.9	123.9%	41.0%

Commercial Finance Group
Commercial Services
Finance receivables	6,690.0	6,204.1	6,325.8	7.8%	(1.9)%

Corporate Finance
Finance receivables	9,348.3	6,702.8	6,314.1	39.5%	6.2%
Operating lease equipment, net	73.3	35.1	–	108.8%	–
Financing and leasing assets
held for sale	127.9	–	–

Owned assets	9,549.5	6,737.9	6,314.1	41.7%	6.7%
Finance receivables securitized
and managed by CIT	41.2	–	–

Managed assets	9,590.7	6,737.9	6,314.1	42.3%	6.7%

Capital Finance
Finance receivables	1,895.4	1,829.7	1,681.6	3.6%	8.8%
Operating lease equipment, net	8,408.5	6,736.5	6,236.4	24.8%	8.0%
Financing and leasing assets
held for sale	150.3	–	–

Owned assets	10,454.2	8,566.2	7,918.0	22.0%	8.2%

Equipment Finance
Finance receivables	4,304.2	6,373.1	6,317.9	(32.5)%	0.9%
Operating lease equipment, net	104.4	440.6	419.6	(76.3)%	5.0%
Financing and leasing assets
held for sale	125.6	110.7	220.2	13.5%	(49.7)%

Owned assets	4,534.2	6,924.4	6,957.7	(34.5)%	(0.5)%
Finance receivables securitized
and managed by CIT	2,484.1	2,915.5	3,226.2	(14.8)%	(9.6)%

Managed assets	7,018.3	9,839.9	10,183.9	(28.7)%	(3.4)%

Other – Equity Investments	30.2	181.0	249.9	(83.3)%	(27.6)%

Managed assets	$62,866.4	$53,470.6	$49,735.6	17.6%	7.5%

30	CIT GROUP INC 2005

Total Managed Assets (dollars in billions)
As of December 31,

$80
70
60
50
40
30
20
10
0
$49.7
$9.6
$40.1
$53.5
$8.3
$45.2
$62.9
$7.3
$55.6
2003
2004
2005
Finance Receivables Securitized and Managed by CIT
Owned Assets

In 2005, we launched several initiatives to grow our business through expanding our sales force, broadening our market reach via industry vertical alignment, improving certain higher growth industries such as healthcare and student lending, and improving our syndication and capital markets capabilities. We continued to allocate capital to businesses with higher risk- adjusted returns by liquidating non-strategic portfolios. Aided by an improving economy, this approach to growth and risk management led to continued declines in delinquency, non-performing assets, and charge-off levels from 2004.

Record business volumes, reflecting the emphasis on sales initiatives and our more customer-centric perspective, drove financing and leasing asset growth for 2005. Leading the 2005 growth was Specialty Finance – Consumer, Home Lending and Student Loan Xpress. (See “Concentration” section for specific detail on these businesses). Home lending completed a second year of strong growth as we strategically supplement our originations with bulk purchases. At the outset of 2005, we announced our venture into the student lending business, which grew by about $1 billion during the year. Corporate Finance experienced significant growth, notably in Telecommunications & Media, Capital Markets and especially in Healthcare, through an acquisition and expansion beyond our traditional vendor financings. The Capital Finance aerospace portfolio continued to timely place all deliveries of new aircraft (see “Concentration” section for specific detail on this business). Strength in the rail industry, provided opportunities to grow our rail assets to $3.5 billion, an increase of $0.9 billion for the year. The decline in Specialty Finance – Commercial is due primarily to sales, including the sale of a micro-ticket leasing business as well as manufactured housing assets. Equipment Finance decreased due to asset sales, as well as portfolio transfers, for which prior period amounts have not been restated. During 2005, we sold $0.9 billion of the business aircraft portfolio, and transferred the remaining to Capital Finance (approximately $0.6 billion). (See “Disposition” section below for significant sale activity). The decline in receivables securitized reflects our funding home lending growth on-balance sheet and a lower level of commercial equipment securitizations.

BUSINESS VOLUMES

Total Business Volumes (dollars in millions)
For the years ended December 31,

Business Volumes (excluding factoring, dollars in millions)

For the years ended December 31,	2005	2004	2003
Specialty Finance – Commercial	$10,642.4	$ 9,962.2	$ 9,047.3
Specialty Finance – Consumer	9,606,7	4,881.8	3,382.3
Corporate Finance	5,166.5	2,796.5	2,656.9
Capital Finance	2,264.1	1,333.7	1,321.5
Equipment Finance	3,570.8	4,582.4	3,824.1

Total new business volume	$31,250.5	$23,556.6	$20,232.1

Item 7: Management’s Discussion and Analysis	31

We had record business volume in all but one of our segments in 2005. Specialty Finance – Consumer volumes doubled as the relatively low interest rate environment resulted in strong production from our home lending broker origination channel, while softness with respect to liquidity and pricing in the home lending securitization markets afforded us the opportunity to purchase newly originated portfolios in bulk from other home lending originators. Specialty Finance – Commercial continued to generate strong new business strong volumes as increased volumes during 2004 were followed by higher 2005 levels most notably in the vendor and international units. Capital Finance volumes increased over the two years on aircraft deliveries and rail growth. The decrease in Equipment Finance volumes reflects related business transfers.

ACQUISITIONS

Acquisition Summary (dollars in millions)

Asset Type	Assets	Closing	Segment
Healthcare	$ 500	3rd quarter 2005	Corporate Finance
Factoring	860	1st quarter 2005	Commercial Services
Student loans	4,300	1st quarter 2005	Specialty Finance – Consumer
Vendor finance	700	3rd quarter 2004	Specialty Finance – Commercial
Technology	520	2nd quarter 2004	Specialty Finance – Commercial

In January 2005, we announced our purchase of Education Lending Group, a student lending company, which provided CIT with a new product line with good growth opportunities, and we have grown this portfolio by about $1 billion during the year by expanding the business sales reach. The factoring acquisition was an add-on to our established businesses. We acquired a healthcare business to quickly grow this strategic product line, which offers high growth opportunities coupled with strong returns.

DISPOSITIONS

Disposition Summary (dollars in millions)

Asset Type	Assets	Closing	Segment
Micro-ticket leasing	$300	4th quarter 2005	Specialty Finance – Commercial
Manufactured housing	400	1st/4th quarters 2005	Specialty Finance – Commercial
Business aircraft	920	2nd quarter 2005	Equipment Finance
Venture capital	150	1st /2nd quarters 2005	Corporate and Other
Non-strategic portfolios (including
recreational marine and vehicle,
franchise finance and owner- operator trucking)	300	Various 2004	Specialty Finance – Commercial / Equipment Finance
Venture capital	70	2nd quarter 2004	Corporate and Other

Periodically during 2004 and 2005, we continued our disposition of assets that we determined did not meet our risk-adjusted return criteria or did not fit in with our strategic direction, including growth and scale characteristics. This guided the scale and liquidation initiatives above, thereby freeing up the corresponding capital for redeployment. We also targeted in the third quarter of 2005 approximately $200 million of Capital Finance commercial aircraft assets for sale and wrote them down to estimated fair value. We anticipate these assets will be sold in the first half of 2006.

32	CIT GROUP INC 2005

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 4.5% of our total financing and leasing assets at December 31, 2005 (the largest account being less than 1.0%), 5.3% at December 31, 2004, and 5.7% at December 31, 2003. The decline is due to our consumer portfolio growth during the year.

OPERATING LEASES

Operating Leases (dollars in millions)

As of December 31,	2005	2004	2003
Capital Finance – Aerospace	$5,327.1	$4,461.0	$4,141.1
Capital Finance – Rail and Other	3,081.4	2,275.5	2,095.3
Specialty Finance – Commercial	1,049.5	1,078.7	959.5
Corporate Finance	73.3	35.1	–
Equipment Finance	104.4	440.6	419.6

Total	$9,635.7	$8,290.9	$7,615.5

We strive to maximize the profitability of the lease equipment portfolio by balancing equipment utilization levels with market rental rates and lease terms.

The year over year increases in the Capital Finance aerospace portfolio reflect deliveries of new commercial aircraft. The increases in Capital Finance rail and other was due to strong rail volumes, including bulk portfolio purchases, and utilization, which allowed us to expand our owned railcar portfolio from approximately 55,000 at the end of 2003 to in excess of 80,000 at December 31, 2005.

The decline in Specialty Finance – Commercial operating lease portfolio reflects a general market trend toward financing equipment through finance leases and loans, rather than operating leases. The increase in 2004 was due to a technology financing business acquisition.

The decline in Equipment Finance operating leases is primarily due to the sale of the business aircraft portfolio.

LEVERAGED LEASES

Leveraged Lease Portfolio (dollars in millions)

As of December 31,	2005	2004	2003
Commercial aerospace – non-tax optimized	$ 232.1	$ 336.6	$ 232.5
Commercial aerospace – tax optimized	135.2	221.0	217.9
Project finance	360.1	334.9	325.0
Rail	260.8	233.9	225.4
Other	32.5	115.4	122.1

Total leveraged lease transactions	$1,020.7	$1,241.8	$1,122.9

As a percentage of finance receivables	2.3%	3.5%	3.6%

The major components of net investments in leveraged leases include: 1) commercial aerospace transactions, including tax-optimized leveraged leases, which generally have increased risk of loss in default for lessors in relation to conventional lease structures due to additional leverage and the third-party lender priority recourse to the equipment in these transactions; 2) project finance transactions, primarily in the power and utility sectors; and 3) rail transactions. The decline in the aerospace balances during 2005 reflects the reclassification to operating leases of aircraft leased to airlines that filed for bankruptcy.

Item 7: Management’s Discussion and Analysis	33

JOINT VENTURE RELATIONSHIPS

Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya are among our largest alliances. We have multiple program agreements with Dell, the largest of which is Dell Financial Services (“DFS”), covering originations in the U.S. The agreements provide Dell with the option to purchase CIT’s 30% interest in DFS in February 2008 and extends CIT’s right to purchase a percentage of DFS finance receivables through January 2010. The joint venture agreement with Snap-on was recently extended until January 2009, pursuant to an automatic renewal provision in the agreement. The Avaya agreement, which relates to profit-sharing on a CIT direct origination program, extends through September 2006.

Our financing and leasing assets include amounts related to the Dell, Snap-on, and Avaya joint venture programs. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities.

Returns relating to the joint venture relationships (i.e., net income as a percentage of average managed assets) for 2005 were somewhat in excess of our consolidated returns. A significant reduction in origination volumes from any of these alliances could have a material impact on our asset and net income levels. For additional information regarding certain of our joint venture activities, see Note 19 – Certain Relationships and Related Transactions.

Joint Venture Relationships (dollars in millions)

As of December 31,	2005	2004	2003
Owned Financing and Leasing Assets
Dell U.S.	$1,986.3	$1,980.7	$1,408.1
Dell – International	1,528.3	1,408.7	1,170.1
Snap-on	1,035.7	1,114.7	1,093.4
Avaya Inc.	563.0	620.7	828.6
Securitized Financing and Leasing Assets
Dell U.S.	$2,526.1	$2,484.1	$2,471.6
Dell – International	34.2	5.1	17.0
Snap-on	55.4	64.8	68.2
Avaya Inc.	460.5	599.6	781.0

34	CIT GROUP INC 2005

GEOGRAPHIC COMPOSITION

Geographic Concentrations by Obligor (dollars in millions)

As of December 31,	2005	2004	2003
State
California	9.8%	10.3%	10.2%
Texas	7.5%	7.8%	7.7%
New York	6.7%	6.8%	7.4%
All other states	54.9%	52.8%	54.0%

Total U.S.	78.9%	77.7%	79.3%

Country
Canada	6.1%	5.5%	5.1%
England	3.5%	3.9%	2.8%
Australia	1.1%	1.3%	1.3%
France	1.0%	1.4%	1.1%
China	1.0%	1.2%	0.9%
Germany	0.8%	1.2%	1.0%
Mexico	0.9%	1.1%	1.0%
All other countries	6.7%	6.7%	7.5%

Total Outside U.S.	21.1%	22.3%	20.7%

The table summarizes significant state concentrations greater than 5.0% and foreign concentrations in excess of 1.0% of our owned financing and leasing portfolio assets. International assets increased in amount from 2004, but were lower as a percentage of owned financing and leasing portfolio assets due to the size of the U.S. student lending acquisition. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

Item 7: Management’s Discussion and Analysis	35

INDUSTRY COMPOSITION

Our industry composition is detailed in Note 5 – Concentrations. We believe the following discussions, covering certain industries, are of interest to investors.

Aerospace

Aerospace (dollars in millions)

As of December 31,	2005		2004		2003
	Net Investment	Number	Net Investment	Number	Net Investment	Number
By Region:
Europe	$2,348.4	75	$2,160.0	72	$1,991.0	65
North America	1,243.6	62	1,057.7	66	1,029.7	72
Asia Pacific	1,569.0	52	1,242.4	46	1,013.6	40
Latin America	533.7	20	611.3	25	612.7	28
Africa / Middle East	257.2	6	54.2	3	69.1	4

Total	$5,951.9	215	$5,125.6	212	$4,716.1	209

By Manufacturer:
Boeing	$2,644.6	124	$2,558.8	133	$2,581.7	140
Airbus	3,269.0	84	2,536.9	70	2,114.6	57
Other	38.3	7	29.9	9	19.8	12

Total	$5,951.9	215	$5,125.6	212	$4,716.1	209

By Body Type:(1)
Narrow body	$4,331.0	165	$3,894.9	168	$3,415.7	159
Intermediate	1,347.2	27	842.7	18	877.0	18
Wide Body	235.4	16	358.1	17	403.6	20
Other	38.3	7	29.9	9	19.8	12

Total	$5,951.9	215	$5,125.6	212	$4,716.1	209

By Product:
Operating lease	$5,327.1	182	$4,324.6	167	$4,011.7	159
Leverage lease (other)(2)	232.1	10	336.6	12	232.5	12
Leverage lease
(tax optimized)(2)	135.2	7	221.0	9	217.9	9
Capital lease	67.7	3	137.4	6	135.6	7
Loan	189.8	13	106.0	18	118.4	22

Total	$5,951.9	215	$5,125.6	212	$4,716.1	209

Other Data:
Number of accounts	93		92		84
Largest customer net investment	$ 277.3		$ 286.4		$ 268.6
Weighted average age of fleet
(years) (3)	6		6		6
Off-lease aircraft	10		2		5
(1)	Narrow body are single-aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin-aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin-aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.
(2)	In general, the use of leverage increases the risk of a loss in the event of a default, with the greatest risk incurred in tax-optimization leveraged leases.
(3)	Based on dollar value weighted assets.

36	CIT GROUP INC 2005

Our commercial and regional aerospace portfolios are in the Capital Finance segment. The commercial aircraft all comply with Stage III noise regulations. The increase in the portfolio was due to new aircraft deliveries from both Airbus and Boeing.

Our top five commercial aerospace exposures totaled $1,073.5 million at December 31, 2005. All top five are to carriers outside of the U.S. The largest exposure to a U.S. carrier at December 31, 2005 was $156.6 million.

The regional aircraft portfolio at December 31, 2005 consisted of 104 planes and a net investment of $275.3 million. The carriers are primarily located in North America and Europe. Loans make up approximately 63% of the portfolio, operating leases account for about 32% of the portfolio, and the remainder are capital leases. At December 31, 2004 the portfolio consisted of 121 planes and a net investment of $302.6 million.

The following is a list of our exposure to aerospace carriers that have filed for bankruptcy protection and the current status of our aircraft at December 31, 2005:

•	UAL Corp. – United Airlines leases two CIT-owned narrow body aircraft (Boeing 757 aircraft) with a net investment of $44.3 million. We hold Senior A tranche Enhanced Equipment Trust Certificates (“EETCs”) issued by United Airlines, which are debt instruments collateralized by aircraft operated by the airline, with a fair value of $12.1 million. Further, we have an outstanding balance of $9.5 million (with a commitment of $31.2 million) relating to a debtor-in-possession facility in connection with United Airlines’ filing under Chapter 11. On February 1, 2006, UAL Corp formally exited bankruptcy following confirmation of the company’s Plan of Reorganization by the United States Bankruptcy Court.
•	Delta Air Lines – On September 14, 2005, Delta Air Lines announced that it had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. During the fourth quarter of 2005, we charged off $13.2 million. Currently we have three loans totaling $33.9 million and one operating lease for $25.0 million secured by four Boeing aircraft. In addition, we have an outstanding balance of $10.0 million (with a commitment of $15.0 million) relating to a debtor-in-possession facility.
•	Northwest Airlines – On September 14, 2005, Northwest Airlines announced that it had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. During the fourth quarter of 2005, we charged off $35.3 million. As of December 31, 2005, our Northwest Airlines exposures include $130.8 million in finance receivables on two Airbus aircraft and one operating lease for $10.0 million for a Boeing aircraft.

Our aerospace assets include both operating leases and capital leases. Management considers current lease rentals as well as relevant and available market information (including third-party sales for similar equipment, published appraisal data and other marketplace information) both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. We adjust the depreciation schedules of commercial aerospace equipment on operating leases or residual values underlying capital leases when projected fair value at the end of the lease term is less than the projected book value at the end of the lease term. We review aerospace assets for impairment annually, or more often should events or circumstances warrant. Aerospace equipment is defined as impaired when the expected undiscounted cash flow over its expected remaining life is less than its book value. We factor historical information, current economic trends and independent appraisal data into the assumptions and analyses we use when determining the expected undiscounted cash flow. Included among these assumptions are the following:

•	Lease terms
•	Remaining life of the asset
•	Lease rates
•	Remarketing prospects
•	Maintenance costs

Aerospace depreciation expense for the years ended December 31, 2005, 2004 and 2003 totaled $248.4 million, $215.8 million (including a $14.8 million impairment charge) and $165.4 million.

At December 31, 2005, 10 commercial aircraft were off-lease due to bankruptcy repossessions and late-year returns. Subsequent to year end, we signed one to a lease and have letters of intent for all the other aircraft. Generally, we write leases for terms between three and five years. Within the regional aircraft portfolio at December 31, 2005, there were 5 aircraft off-lease.

See Item 8. Financial Statements and Supplementary Data, Note 16 – Commitments and Contingencies for additional information regarding commitments to purchase additional aircraft and Note 5 – Concentrations for further discussion on geographic and industry concentrations.

Item 7: Management’s Discussion and Analysis	37

Home Lending

Selected statistics for our managed home lending portfolio are as follows:

(dollars in millions) As of or for the years ended December 31,	2005	2004
Portfolio assets	$ 8,335.7	$5,069.8
Managed assets	$ 9,174.5	$6,298.5
Portfolio as a % of owned total assets	15%	9%
Managed as a % of total managed assets	15%	12%
% of first mortgages	92%	92%
Average loan size	$ 118.3	$ 101.0
Top state concentrations	California	California
	Florida	Florida
	Texas, Illinois	Texas, Ohio
	New York	Pennsylvania
Top state concentrations as a %
of managed portfolio	42%	45%
Fixed-rate mortgage %	43%	56%
Average loan-to-value	81%	80%
Average FICO score	633	631
Delinquencies (sixty days or more)	2.89%	3.59%
Net charge-offs	0.98%	1.11%

The Specialty Finance-consumer home lending business is largely originated through a broker network. As part of originating business through this core channel, we employ an active portfolio management approach, whereby we target desired portfolio mix / risk attributes in terms of product type, lien position, and geographic concentrations, among other factors, resulting in sales of a portion of our originations from time to time. We supplement business with opportunistic purchases in the secondary market when market conditions are favorable from a credit and price perspective.

Student Lending (Student Loan Xpress)

The Consumer Finance student lending portfolio, which is marketed as Student Loan Xpress, totaled $5.3 billion at December 31, 2005, representing 9.5% of owned and 8.4% of managed assets. Loan origination volumes were $2.4 billion for the period of CIT ownership (beginning in February 2005). Student Loan Xpress has arrangements with certain financial institutions to sell selected loans and works jointly with these financial institutions to promote these relationships.

Finance receivables by product type for our student lending portfolio are as follows:

(dollars in millions)	December 31, 2005	March 31, 2005

Consolidation loans	$4,668.7	$3,996.9
Other U.S. Government
guaranteed loans	568.7	424.6
Private (nonguaranteed)
loans and other	30.4	13.4

Total	$5,267.8	$4,434.9

Delinquencies (sixty days or more) were $132.7 million, 2.52% of finance receivables at December 31, 2005 and $112.6 million, 2.60% at March 31, 2005.

Top 5 state concentrations (California, New York, Pennsylvania, Texas, and Ohio) represented an aggregate 37.5% of the portfolio.

38	CIT GROUP INC 2005

RISK MANAGEMENT

Our business activities involve various elements of risk. We consider the principal types of risk to be credit risk (including credit, collateral and equipment risk) and market risk (including interest rate, foreign currency and liquidity risk). Managing risks is essential to conducting our businesses and to our profitability. Accordingly, our risk management systems and procedures are designed to identify and analyze key business risks, to set appropriate policies and limits, and to continually monitor these risks and limits by means of reliable administrative and information systems, along with other policies and programs. The position of Vice Chairman and Chief Lending Officer within the Office of the Chairman was established to oversee risk management across the businesses.

We review and monitor credit exposures, both owned and managed, on an ongoing basis to identify, as early as possible, customers that may be experiencing declining creditworthiness or financial difficulty, and periodically evaluate the performance of our finance receivables across the entire organization. We monitor concentrations by borrower, industry, geographic region and equipment type, and we set or modify exposure limits as conditions warrant, to minimize credit concentrations and the risk of substantial credit loss. We have maintained a standard practice of reviewing our aerospace portfolio regularly and, in accordance with SFAS No. 13 and SFAS No. 144, we test for asset impairment based upon projected cash flows and relevant market data with any impairment in value charged to earnings. Given the developments in the aerospace sector post 2001, performance, profitability and residual values relating to aerospace assets have been reviewed more frequently with the Executive Credit Committee. In conjunction with our capital allocation initiatives, we are in the process of enhancing our credit risk management practices, including portfolio modeling, probability of default analysis, further development of risk-based pricing tools, and reserve for credit loss analysis.

Our Asset Quality Review Committee is comprised of members of senior management, including the Vice Chairman and Chief Lending Officer, the Vice Chairman and Chief Financial Officer, the Chief Credit Officer, the Controller and the Director of Credit Audit. Periodically, this committee meets with senior executives of our business units and corporate credit risk management group to review portfolio performance, including the status of individual financing and leasing assets, owned and managed, to obligors with higher risk profiles. In addition, this committee periodically meets with the Chief Executive Officer of CIT to review overall credit risk, including geographic, industry and customer concentrations, and the reserve for credit losses.

CREDIT RISK MANAGEMENT

We have developed systems specifically designed to manage credit risk in each of our business segments. We evaluate financing and leasing assets for credit and collateral risk during the credit granting process and periodically after the advancement of funds. The Corporate Credit Risk Management group, which reports to the Vice Chairman and Chief Lending Officer, oversees and manages credit risk throughout CIT. This group includes senior credit executives in each of the business units. Our Executive Credit Committee includes the Chief Executive Officer, the Chief Lending Officer and members of the Corporate Credit Risk Management group. The committee approves transactions which are outside of established target market definitions and risk acceptance criteria, corporate exceptions as delineated within the individual business unit credit authority and transactions that exceed the strategic business units’ credit authority. The Corporate Credit Risk Management group also includes an independent credit audit function.

Each of our strategic business units has developed and implemented a formal credit management process in accordance with formal uniform guidelines established by the credit risk management group. These guidelines set forth risk acceptance criteria for:

•	acceptable maximum credit lines;
•	selected target markets and products;
•	creditworthiness of borrowers, including credit history, financial condition, adequacy of cash flow, financial performance and quality of management; and
•	the type and value of underlying collateral and guarantees (including recourse from dealers and manufacturers).

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

In a limited number of instances, with the approval of Corporate Credit Risk Management, CIT has entered into credit default swaps. These derivative contracts are designed to economically hedge certain credit exposures to customers.

Commercial Credit Risk Management – The commercial credit management process (other than small ticket leasing transactions) begins with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including collecting past due balances and liquidating underlying collateral.

Credit personnel review a potential borrower’s financial condition, results of operations, management, industry, customer base, operations, collateral and other data, such as third party credit reports, to thoroughly evaluate the customer’s borrowing and repayment ability. Borrowers are graded according to credit quality based upon our uniform credit grading system, which considers both the borrower’s financial condition and the underlying collateral. Credit facilities are subject to approval within our overall credit approval and underwriting guidelines and are issued commensurate with the credit evaluation performed on each borrower.

Item 7: Management’s Discussion and Analysis	39

Consumer and Small Ticket Leasing/Lending – For consumer transactions and certain small-ticket leasing/lending transactions, we employ proprietary automated credit scoring models by loan type that include customer demographics and credit bureau characteristics. The profiles emphasize, among other things, occupancy status, length of residence, employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information, combined loan to value ratio, length of time in business, industry category and geographic location. The models are used to assess a potential borrower’s credit standing and repayment ability considering the value or adequacy of property offered as collateral. Our credit criteria include reliance on credit scores, including those based upon both our proprietary internal credit scoring model and external credit bureau scoring, combined with judgment. The credit scoring models are regularly reviewed for effectiveness utilizing statistical tools.

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

Our Capital Committee sets policies, oversees and guides the interest rate and currency risk management process, including the establishment and monitoring of risk metrics, and ensures the implementation of those policies. Other risks monitored by the Capital Committee include derivative counterparty credit risk and liquidity risk. The Capital Committee meets periodically and includes the Chief Executive Officer, Vice Chairman and Chief Financial Officer, Vice Chairman and Chief Lending Officer, Vice Chairman – Specialty Finance, Vice Chairman – Commercial Finance, Treasurer, and Controller, with business unit executives serving on a rotating basis.

INTEREST RATE AND FOREIGN EXCHANGE RISK MANAGEMENT

Interest Rate Risk Management – We monitor our interest rate sensitivity on a regular basis by analyzing the impact of interest rate changes upon the financial performance of the business. We also consider factors such as the strength of the economy, customer prepayment behavior and re-pricing characteristics of our assets and liabilities.

We evaluate and monitor risk through two primary metrics:

•	Margin at Risk (MAR), which measures the impact of changing interest rates upon interest income over the subsequent twelve months.
•	Value at Risk (VAR), which measures the net economic value of assets by assessing the market value of assets, liabilities and derivatives.

We regularly monitor and simulate our degree of interest rate sensitivity by measuring the characteristics of interest-sensitive assets, liabilities, and derivatives. The Capital Committee reviews the results of this modeling periodically.

The first interest rate sensitivity modeling technique (MAR) that we employ includes the creation of prospective twelve-month baseline and rate shocked net interest income simulations. At the date that we model interest rate sensitivity, we derive the baseline net interest income considering the current level of interest-sensitive assets, the current level of interest-sensitive liabilities, and the current level of derivatives. Our baseline simulation assumes that, over the next successive twelve months, market interest rates (as of the date of our simulation) are held constant and that no new loans or leases are extended. Once we calculate the baseline net interest income, we instantaneously raise market interest rates, which we previously held constant, 100 basis points across the entire yield curve, and a rate shocked simulation is run in which all interest rate sensitive assets, liabilities and derivatives are immediately reset. We then measure interest rate sensitivity as the difference between the calculated baseline and the rate shocked net interest income.

An immediate hypothetical 100 basis point increase in the yield curve on January 1, 2006 would reduce our net income by an estimated $14 million after-tax over the next twelve months. A corresponding decrease in the yield curve would

40	CIT GROUP INC 2005

cause an increase in our net income of a like amount. A 100 basis point increase in the yield curve on January 1, 2005 would have reduced our net income by an estimated $20 million after tax, while a corresponding decrease in the yield curve would have increased our net income by a like amount.

The second interest rate modeling technique (VAR) we employ is focused on the net economic value of the firm by modeling the current market value of assets, liabilities and derivatives, to determine our market value baseline. Once the baseline market value is calculated, we raise market interest rates 100 basis points across the entire yield curve, and new market values are estimated. By modeling the economic value of the portfolio we are able to understand how the economic value of the balance sheet would change under specific interest rate scenarios.

An immediate hypothetical 100 basis point increase in the yield curve on January 1, 2006 would increase our economic value by $51 million. A 100 basis point increase in the yield curve on January 1, 2005 would have increased our economic value by $37 million.

Although we believe that these measurements provide an estimate of our interest rate sensitivity, they do not account for potential changes in the credit quality, size, composition, and prepayment characteristics of our balance sheet, nor do they account for other business developments that could affect our net income or for management actions that could be taken. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, such simulations do not represent our current view of future market interest rate movements.

A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown on the following table.

(dollars in millions)	Before Swaps		After Swaps

For the year ended December 31, 2005
Commercial paper and variable-rate senior notes	$17,238.8	3.55%	$20,640.3	3.91%
Fixed-rate senior subordinated notes	25,947.5	5.10%	22,546.0	4.90%

Composite	$43,186.3	4.48%	$43,186.3	4.43%

For the year ended December 31, 2004
Commercial paper and variable-rate senior notes	$15,138.8	1.88%	$18,337.9	2.59%
Fixed-rate senior subordinated notes	19,755.6	5.64%	16,556.5	5.08%

Composite	$34,894.4	4.01%	$34,894.4	3.77%

For the year ended December 31, 2003
Commercial paper, variable-rate senior notes and bank credit facilities	$12,352.1	1.83%	$15,942.0	2.63%
Fixed-rate senior subordinated notes	20,002.0	6.06%	16,412.1	5.82%

Composite	$32,354.1	4.45%	$32,354.1	4.25%

The weighted average interest rates before swaps do not necessarily reflect the interest expense that we would have incurred over the life of the borrowings had we managed the interest rate risk without the use of such swaps.

We offer a variety of financing products to our customers, including fixed and floating-rate loans of various maturities and currency denominations, and a variety of leases, including operating leases. Changes in market interest rates, relationships between short-term and long-term market interest rates, or relationships between different interest rate indices (i.e., basis risk) can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, and can result in an increase in interest expense relative to finance income. We measure our asset/liability position in economic terms through duration measures and sensitivity analysis, and we measure the effect on earnings using maturity gap analysis. Our asset portfolio is generally comprised of loans and leases of short to intermediate term. As such, the duration of our asset portfolio is generally less than three years. We target to closely match the duration of our liability portfolio with that of our asset portfolio. As of December 31, 2005, our liability portfolio duration was slightly longer than our asset portfolio duration.

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

As part of managing exposure to interest rate, foreign currency, and, in limited instances, credit risk, CIT, as an end-user, enters into various derivative transactions, all of which are transacted in over-the-counter markets with other financial institutions acting as principal counterparties. Derivatives are utilized to eliminate or mitigate economic risk only, and our

Item 7: Management’s Discussion and Analysis	41

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

The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

	Before Swaps		After Swaps
	Fixed rate	Floating rate	Fixed rate	Floating rate
December 31, 2005
Assets	49%	51%	49%	51%
Liabilities	50%	50%	44%	56%
December 31, 2004
Assets	55%	45%	55%	45%
Liabilities	60%	40%	46%	54%

Total interest sensitive assets were $51.9 billion and $41.7 billion at December 31, 2005 and 2004. Total interest sensitive liabilities were $45.6 billion and $35.9 billion at December 31, 2005 and 2004.

Foreign Exchange Risk Management – To the extent local foreign currency borrowings are not raised, CIT utilizes foreign currency exchange forward contracts to hedge or mitigate currency risk underlying foreign currency loans to subsidiaries and the net investments in foreign operations. These contracts are designated as foreign currency cash flow hedges or net investment hedges and changes in fair value of these contracts are recorded in other comprehensive income along with the translation gains and losses on the underlying hedged items. Translation gains and losses of the underlying foreign net investment, as well as offsetting derivative gains and losses on designated hedges, are reflected in other comprehensive income in the Consolidated Balance Sheet.

CIT also utilizes cross-currency swaps to hedge currency risk underlying foreign currency debt and selected foreign currency assets. The swaps that meet hedge accounting criteria are designated as foreign currency cash flow hedges or foreign currency fair value hedges and changes in fair value of these contracts are recorded in other comprehensive income (for cash flow hedges), or effectively as a basis adjustment (including the impact of the offsetting adjustment to the carrying value of the hedged item) to the hedged item (for fair value hedges) along with the transaction gains and losses on the underlying hedged items. CIT also has certain cross-currency swaps that economically hedge exposures, but do not qualify for hedge accounting treatment.

Other Market Risk Management – CIT has entered into credit default swaps to economically hedge certain CIT credit exposures. These swaps do not meet the requirements for hedge accounting treatment and therefore are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income. See Note 9 – Derivative Financial Instruments for further discussion, including notional principal balances of interest rate swaps, foreign currency exchange forward contracts, cross currency swaps, Treasury locks, and credit default swaps.

DERIVATIVE RISK MANAGEMENT

We enter into interest rate and currency swaps, foreign exchange forward contracts, and in limited instances, credit default swaps and commodity swaps as part of our overall risk management practices. We assess and manage the external and internal risks associated with these derivative instruments in accordance with the overall operating goals established by our Capital Committee. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk, legal risk and market risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of CIT policy.

The primary external risk of derivative instruments is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative contract. We control the credit risk of our derivative agreements through counterparty credit approvals, pre-established exposure limits and monitoring procedures.

The Capital Committee, in conjunction with Corporate Risk Management, approves each counterparty and establishes exposure limits based on credit analysis and market value. All derivative agreements are entered into with major money center financial institutions rated investment grade by nationally recognized rating agencies, with the majority of our counter-

42	CIT GROUP INC 2005

parties rated “AA” or better. Credit exposures are measured based on the current market value and potential future exposure of outstanding derivative instruments. Exposures are calculated for each derivative contract and are aggregated by counterparty to monitor credit exposure.

See Item 9A. Control and Procedures for discussion related to derivative and hedge accounting.

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

Outstanding commercial paper totaled $5.2 billion at December 31, 2005, compared with $4.2 billion at both December 31, 2004 and 2003. Our targeted U.S. program size remains at $5.0 billion with modest programs aggregating $500 million to be maintained in Canada and Australia. Our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper. We have aggregate bank facilities of $6.3 billion in multi-year facilities. We also maintain committed bank lines of credit to provide backstop support of commercial paper borrowings and local bank lines to support our international operations.

We maintain registration statements with the Securities and Exchange Commission (“SEC”) covering debt securities that we may sell in the future. At December 31, 2005, we had $0.8 billion of registered, but unissued, debt securities available under which we may issue debt securities and other capital market securities. Subsequent to year end, we filed a new shelf registration statement that became effective. Our Board of Directors has approved up to $18 billion of debt funding under the statement for 2006. Term-debt issued during 2005 totaled $13.3 billion: $7.1 billion in variable-rate medium-term notes and $6.2 billion in fixed-rate notes. Consistent with our strategy of managing debt refinancing risk, the weighted average maturity of term-debt issued in 2005 was approximately five years. Included with the fixed rate notes are issuances under a retail note program in which we offer fixed-rate senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During the year, we issued $0.4 billion under this program having maturities of between 2 and 10 years. As part of our strategy to further diversify our funding sources, $1.4 billion of foreign currency denominated debt was issued during 2005. We plan on continuing to utilize diversified sources of debt funding to meet our strategic global growth initiatives.

To further strengthen our funding capabilities, we maintain committed asset backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home lending receivables and trade accounts receivable. While these are predominately in the U.S., we also maintain facilities for Canadian domiciled assets. As of December 31, 2005, we had approximately $4.8 billion of availability in our committed asset-backed facilities and $5.0 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability as outlined in the following table:

Liquidity Measurement	Current Target	December 31, 2005	December 31, 2004	December 31, 2003
Commercial paper to total debt	Maximum of 15%	11%	11%	13%
Short-term debt to total debt	Maximum of 35%	29%	31%	36%
Bank lines to commercial paper	Minimum of 100%	131%	150%	149%
Aggregate alternative liquidity to short-term debt	Minimum of 100%	110%	108%	93%

Our credit ratings are an important factor in meeting our earnings and margin targets as better ratings generally correlate to lower cost of funds (see Net Finance Margin, interest expense discussion). The following credit ratings have been in place since September 30, 2002:

	Short-Term	Long-Term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable
DBRS	R-1L	A	Stable

The credit ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Item 7: Management’s Discussion and Analysis	43

We have certain covenants contained in our legal documents that govern our funding structures. The most significant covenant in CIT’s indentures and credit agreements is a negative pledge provision, which limits granting or permitting liens on our assets, but provides for exceptions for certain ordinary course liens needed to operate our business. In addition, our credit agreements also contain a minimum net worth requirement of $4.0 billion.

The following tables summarize significant contractual obligations and projected cash receipts, and contractual commitments at December 31, 2005 :

Payments and Collections by Year (dollars in millions)(3)

	Total	2006	2007	2008	2009	2010+
Commercial paper	$ 5,225.0	$ 5,225.0	$ –	$ –	$ –	$ –
Variable-rate senior unsecured notes	15,485.1	6,154.7	5,318.6	2,053.7	751.1	1,207.0
Fixed-rate senior unsecured notes	22,853.6	3,017.3	3,994.0	2,574.8	1,400.1	11,867.4
Non-recourse, secured borrowings	4,048.8	504.3	–	–	–	3,544.5
Preferred capital security	252.0	–	–	–	–	252.0
Lease rental expense	340.3	48.5	43.7	37.3	22.3	188.5

Total contractual obligations	48,204.8	14,949.8	9,356.3	4,665.8	2,173.5	17,059.4

Finance receivables(1)	44,294.5	12,438.0	4,482.0	3,872.0	2,556.2	20,946.3
Operating lease rental income	4,074.8	1,164.0	1,017.6	713.5	482.3	697.4
Finance receivables held for sale(2)	1,620.3	1,620.3	–	–	–	–
Cash – current balance	3,658.6	3,658.6	–	–	–	–
Retained interest in securitizations and other investments	1,152.7	603.2	254.4	129.5	52.2	113.4

Total projected cash receipts	54,800.9	19,484.1	5,754.0	4,715.0	3,090.7	21,757.1

Net projected cash inflow (outflow)	$ 6,596.1	$ 4,534.3	$(3,602.3)	$ 49.2	$ 917.2	$ 4,697.7

(1)	Based upon contractual cash flows; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.
(2)	Based upon management’s intent to sell rather than contractual maturities of underlying assets.
(3)	Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.

Commitment Expiration by Year (dollars in millions)

	Total	2006	2007	2008	2009	2010+
Credit extensions	$10,432.0	$1,907.8	$1,148.1	$1,187.0	$1,125.3	$5,063.8
Aircraft purchases	3,316.5	923.8	1,001.6	830.6	–	560.5
Letters of credit	1,047.6	927.7	26.3	39.1	24.7	29.8
Sale-leaseback payments	590.7	41.2	41.2	41.2	41.2	425.9
Manufacturer purchase commitments	696.2	668.1	28.1	–	–	–
Guarantees	206.5	194.6	–	10.5	1.4	–
Acceptances	20.1	20.1	–	–	–	–

Total contractual commitments	$16,309.6	$4,683.3	$2,245.3	$2,108.4	$1,192.6	$6,080.0

44	CIT GROUP INC 2005

INTERNAL CONTROLS

The Internal Controls Committee is responsible for monitoring and improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“SARBOX”). The committee, which is chaired by the Controller, includes the CFO, the Director of Internal Audit and other senior executives in finance, legal, risk management and information technology.

See Item 9A. Controls and Procedures for Management’s Report on Internal Control over Financial Reporting.

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Program

We fund asset originations on our balance sheet by accessing various sectors of the capital markets, including the term debt and commercial paper markets. In an effort to broaden funding sources and provide an additional source of liquidity, we use an array of securitization programs, including both asset-backed commercial paper and term structures, to access both the public and private asset-backed securitization markets. Current products in these programs include receivables and leases secured by equipment as well as consumer loans secured by residential real estate. The following table summarizes data relating to our securitization programs.

Securitized Assets (dollars in millions)

At or for the Years Ended December 31,	2005	2004	2003

Securitized Assets:
Specialty Finance – Commercial	$3,921.6	$4,165.5	$4,557.9
Specialty Finance – Consumer (home lending)	838.8	1,228.7	1,867.6
Equipment Finance	2,484.1	2,915.5	3,226.2
Corporate Finance	41.2	–	–

Total securitized assets	$7,285.7	$8,309.7	$9,651.7

Securitized assets as a % of managed assets	11.6%	15.5%	19.4%
Volume Securitized:
Specialty Finance – Commercial	$3,230.9	$3,153.8	$3,416.2
Specialty Finance – Consumer (home lending)	–	–	489.2
Equipment Finance	1,089.6	1,280.7	1,414.8

Total volume securitized	$4,320.5	$4,434.5	$5,320.2

Under our typical asset-backed securitization, we sell a “pool” of secured loans or leases to a special-purpose entity (“SPE”), typically a trust. SPEs are used to achieve “true sale” requirements for these transactions in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The special-purpose entity, in turn, issues certificates and/or notes that are collateralized by the pool and entitle the holders thereof to participate in certain pool cash flows.

Accordingly, CIT has no legal obligations to repay the securities in the event of a default by the SPE. CIT retains the servicing rights of the securitized contracts, for which we earn a servicing fee. We also participate in certain “residual” cash flows (cash flows after payment of principal and interest to certificate and/or note holders, servicing fees and other credit-related disbursements). At the date of securitization, we estimate the “residual” cash flows to be received over the life of the securitization, record the present value of these cash flows as a retained interest in the securitization (retained interests can include bonds issued by the special-purpose entity, cash reserve accounts on deposit in the special-purpose entity or interest only receivables) and typically recognize a gain. Assets securitized are shown in our managed assets and our capitalization ratios on a managed basis.

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

Our retained interests had a carrying value at December 31, 2005 of $1,136.4 million. Retained interests are subject to credit and prepayment risk. As of December 31, 2005, approximately 50% of our outstanding securitization pool bal-

Item 7: Management’s Discussion and Analysis	45

ances are in conduit structures. Securitized assets are subject to the same credit granting and monitoring processes which are described in the “Credit Risk Management” section. See Note 6 – Retained Interests in Securitizations and Other Balances for detail on balance and key assumptions.

Joint Venture Activities

We utilize joint ventures organized through distinct legal entities to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. The vendor partner and CIT jointly own these distinct legal entities, and there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See disclosure in Note 19 – Certain Relationships and Related Transactions.

CAPITALIZATION

Capital Structure (dollars in millions)

As of December 31,	2005	2004	2003

Commercial paper, term debt and secured borrowings	$47,612.5	$37,471.0	$33,413.1

Total common stockholders’ equity(1)	6,418.1	6,073.7	5,427.8
Preferred stock	500.0	–	–

Total stockholders’ equity(1)	6,918.1	6,073.7	5,427.8
Preferred capital securities	252.0	253.8	255.5

Total capital	7,170.1	6,327.5	5,683.3
Goodwill and other intangible assets	(1,011.5)	(596.5)	(487.7)

Total tangible capital	6,158.6	5,731.0	5,195.6

Total tangible capitalization	$53,771.1	$43,202.0	$38,608.7

Tangible capital to managed assets	9.80%	10.72%	10.45%
Tangible book value per common share(2)	$ 27.15	$ 26.03	$ 23.32

(1)	Stockholders’ equity excludes the impact of the changes in fair values of derivatives qualifying as cash flow hedges and certain unrealized gains or losses on retained interests and investments, as these amounts are not necessarily indicative of amounts that will be realized. See “Non-GAAP Financial Measurements.”
(2)	Tangible book value per common share outstanding is the sum of total common stockholders’ equity less goodwill and other intangible assets divided by outstanding common stock.

The student lending acquisition in Specialty Finance-Consumer, a factoring purchase in Commercial Services and a healthcare acquisition in Corporate Finance drove the increase in goodwill and acquired intangibles from December 2004, while a European vendor finance acquisition increased goodwill and acquired intangibles during 2004. See Note 22 – Goodwill and Other Intangible Assets.

During the September 2005 quarter, CIT issued $500 million aggregate amount of Series A and Series B preferred equity securities. Series A has a stated value of $350 million, comprised of 14 million shares of 6.35% non-cumulative fixed rate preferred stock, with a liquidation value of $25 per share. Series B has a stated value of $150 million, comprised of 1.5 million shares of 5.189% non-cumulative adjustable rate preferred stock, with a liquidation value of $100 per share. (See Note 10 – Stockholders’ Equity for further detail on preferred stock.)

The preferred capital securities are 7.70% Preferred Capital Securities issued in 1997 by CIT Capital Trust I, a wholly-owned subsidiary. CIT Capital Trust I invested the proceeds of that issue in Junior Subordinated Debentures of CIT having identical rates and payment dates. Consistent with rating agency measurements, preferred capital securities are included in tangible equity in our leverage ratios. See “Non-GAAP Financial Measurements” for additional information.

See “Liquidity Risk Management” for discussion of risks impacting our liquidity and capitalization.

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

46	CIT GROUP INC 2005

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

Charge-off of Finance Receivables – Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after substantial collection efforts are conducted, considering such factors as the borrower’s financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Net charge-offs for the year ended December 31, 2005 were $251.1 million.

Impaired Loans – Loan impairment is measured as any shortfall between the estimated value and the recorded investment for those loans defined as impaired loans in the application of SFAS 114. The estimated value is determined using the fair value of the collateral or other cash flows, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. The determination of impairment involves management’s judgment and the use of market and third party estimates regarding collateral values. Valuations in the level of impaired loans and corresponding impairment as defined under SFAS 114 affect the level of the reserve for credit losses. At December 31, 2005, the reserve for credit losses includes a $76.5 million impairment valuation component. A 10% fluctuation in this valuation equates to $0.02 in diluted earnings per share.

Reserve for Credit Losses – The reserve for credit losses is intended to provide for losses inherent in the portfolio, which requires the application of estimates and significant judgment as to the ultimate outcome of collection efforts and realization of collateral values, among other things. Therefore, changes in economic conditions or credit metrics, including past due and non-performing accounts, or other events affecting specific obligors or industries may necessitate additions or reductions to the reserve for credit losses.

The reserve for credit losses is reviewed for adequacy based on portfolio collateral values and credit quality indicators, including charge-off experience, levels of past due loans and non-performing assets, evaluation of portfolio diversification and concentration as well as economic conditions. We review finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse from manufacturers. This information is reviewed formally on a quarterly basis with senior management, including the CEO, CFO, Chief Lending Officer and Controller, among others, in conjunction with setting the reserve for credit losses.

The reserve for credit losses is determined based on three key components: (1) specific reserves for collateral dependent loans which are impaired, based upon the value of underlying collateral or projected cash flows (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit trends and (3) reserves for economic environment and other factors. Historical loss rates are based on one to three-year averages, which are consistent with our portfolio life and provides what we believe to be appropriate weighting to current loss rates. The process involves the use of estimates and a high degree of management judgment. As of December 31, 2005, the reserve for credit losses was $621.7 million or 1.40% of finance receivables. A hypothetical 5% change to the historic loss rates utilized in our reserve determination at December 31, 2005 equates to the variance of $22.3 million, or 5 basis points (0.05%) in the percentage of reserves to finance receivables, and $0.07 in diluted earnings per share.

Retained Interests in Securitizations – Significant financial assumptions, including loan pool credit losses, prepayment speeds and discount rates, are utilized to determine the fair values of retained interests, both at the date of the securitization and in the subsequent quarterly valuations of retained interests. These assumptions reflect both the historical experience and anticipated trends relative to the products securitized. Any resulting losses, representing the excess of carrying value over estimated fair value, are recorded in current earnings. However, unrealized gains are reflected in stockholders’ equity as part of other comprehensive income. See Note 6 –Retained Interests in Securitizations and Other Investments for additional information regarding securitization retained interests and related sensitivity analysis.

Lease Residual Values – Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We generally bear greater risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life than a finance lease. Management performs periodic reviews of the estimated residual values, with non-temporary impairment recognized in the current period as an increase to depreciation expense for operating lease residual impairment, or as an adjustment to yield for residual value adjustments on finance leases. Data regarding equipment values, including appraisals, and our historical residual realization experience are among the factors considered in evaluating estimated residual values. As of December 31, 2005, our direct financing lease residual balance was $2.1 billion and our operating lease equipment balance was $9.6 billion. A hypothetical

Item 7: Management’s Discussion and Analysis	47

10 basis points (0.1%) fluctuation in the total of these amounts equates to $0.03 in diluted earnings per share.

Goodwill and Intangible Assets – CIT adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective October 1, 2001. The Company determined at October 1, 2001 that there was no impact of adopting this new standard under the transition provisions of SFAS No. 142. Since adoption, goodwill is no longer amortized, but instead is assessed for impairment at least annually. During this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, and market place data. See “Note 22 – Goodwill and Intangible Assets” for additional information.

Intangible assets consist primarily of customer relationships acquired with acquisitions, with amortization lives up to 20 years, and computer software and related transaction processes, which are being amortized over a 5-year life. An evaluation of the remaining useful lives and the amortization methodology of the intangible assets is performed periodically to determine if any change is warranted. Goodwill and Intangibles Assets was $1,011.5 million at December 31, 2005. A hypothetical 5% fluctuation in the value equates to $0.24 in diluted earnings per share.

Income Tax Reserves and Deferred Income Taxes – We have open tax years in the U.S. and Canada and other jurisdictions that are currently under examination by the applicable taxing authorities, and certain later tax years that may in the future be subject to examination. We periodically evaluate the adequacy of our related tax reserves, taking into account our open tax return positions, tax assessments received, tax law changes and third party indemnifications. The process of evaluating tax reserves involves the use of estimates and a high degree of management judgment. The final determination of tax audits could affect our tax reserves.

Deferred tax assets and liabilities are recognized for the future tax consequences of transactions that have been reflected in the Consolidated Financial Statements. Our ability to realize deferred tax assets is dependent on prospectively generating taxable income by corresponding tax jurisdiction, and in some cases on the timing and amount of specific types of future transactions. Management’s judgment, regarding uncertainties and the use of estimates and projections, is required in assessing our ability to realize net operating loss (“NOL’s”) and other tax benefit carry-forwards, as these assets expire at various dates beginning in 2006, and they may be subject to annual use limitations under the Internal Revenue Code and other limitations under certain state laws. Management utilizes historical and projected data, budgets and business plans in making these estimates and assessments. Deferred tax assets relating to NOL’s were $428 million at December 31, 2005. A hypothetical 1% fluctuation in the value of deferred tax assets relating to NOL’s equates to $0.02 in diluted earnings per share.

See Item 9A. Controls and Procedures for discussion regarding internal controls related to income tax accounting and reporting.

NON-GAAP FINANCIAL MEASUREMENTS

The SEC adopted regulations that apply to any public disclosure or release of material information that includes a non-GAAP financial measure. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk contain certain non-GAAP financial measures. The SEC defines a non-GAAP financial measure as a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the financial statements or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

Non-GAAP financial measures disclosed in this report are meant to provide additional information and insight regarding the historical operating results and financial position of the business and in certain cases to provide financial information that is presented to rating agencies and other users of financial information. These measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies.

48	CIT GROUP INC 2005

Non-GAAP Reconciliations (dollars in millions)

As of December 31,	2005	2004	2003

Managed assets(1):
Finance receivables	$ 44,294.5	$ 35,048.2	$ 31,300.2
Operating lease equipment, net	9,635.7	8,290.9	7,615.5
Financing and leasing assets held for sale	1,620.3	1,640.8	918.3
Equity and venture capital investments (included in other assets)	30.2	181.0	249.9

Total financing and leasing portfolio assets	55,580.7	45,160.9	40,083.9
Securitized assets	7,285.7	8,309.7	9,651.7

Managed assets	$ 62,866.4	$ 53,470.6	$ 49,735.6

Earning assets(2):
Total financing and leasing portfolio assets	$ 55,580.7	$ 45,160.9	$ 40,083.9
Credit balances of factoring clients	(4,187.8)	(3,847.3)	(3,894.6)

Earning assets	$ 51,392.9	$ 41,313.6	$ 36,189.3

Total tangible capital(3):
Total common stockholders’ equity	$ 6,462.7	$ 6,055.1	$ 5,394.2
Other comprehensive (income) loss relating to derivative financial instruments	(27.6)	27.1	41.3
Unrealized gain on securitization investments	(17.0)	(8.5)	(7.7)
Goodwill and intangible assets	(1,011.5)	(596.5)	(487.7)

Tangible common stockholders’ equity	5,406.6	5,477.2	4,940.1
Preferred stock	500.0	–	–
Preferred capital securities	252.0	253.8	255.5

Total tangible capital	$ 6,158.6	$ 5,731.0	$ 5,195.6

Debt, net of overnight deposits(4):
Total debt	$ 47,864.5	$ 37,724.8	$ 33,668.6
Overnight deposits	(2,703.1)	(1,507.3)	(1,529.4)
Preferred capital securities	(252.0)	(253.8)	(255.5)

Debt, net of overnight deposits	$ 44,909.4	$ 35,963.7	$ 31,883.7

(1)	Managed assets are utilized in certain credit and expense ratios. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.
(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.
(3)	Total tangible stockholders’ equity is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive income/losses and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.
(4)	Debt, net of overnight deposits is utilized in certain leverage ratios. Overnight deposits are excluded from these calculations, as these amounts are retained by the Company to repay debt. Overnight deposits are reflected in both debt and cash and cash equivalents.

Item 7: Management’s Discussion and Analysis	49

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements”within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “expect,” “estimate,”“target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

•	our liquidity risk management,
•	our credit risk management,
•	our asset/liability risk management,
•	our funding, borrowing costs and net finance margin,
•	our capital, leverage and credit ratings,
•	our operational and legal risks,
•	our growth rates,
•	our commitments to extend credit or purchase equipment, and
•	how we may be affected by legal proceedings.

All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to:

•	risks of economic slowdown, downturn or recession,
•	industry cycles and trends,
•	demographic trends,
•	risks inherent in changes in market interest rates and quality spreads,
•	funding opportunities and borrowing costs,
•	changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets,
•	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,
•	adequacy of reserves for credit losses, including amounts related to hurricane losses,
•	risks associated with the value and recoverability of leased equipment and lease residual values,
•	changes in laws or regulations governing our business and operations,
•	changes in competitive factors, and
•	future acquisitions and dispositions of businesses or asset portfolios.

50	CIT GROUP INC 2005

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CIT Group Inc.:

We have completed integrated audits of CIT Group Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CIT Group Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that CIT Group Inc. maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

ITEM 8: Financial Statements and Supplementary Data	51

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

PricewaterhouseCoopers LLP
New York, New York
March 2, 2006

52	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Assets (dollars in millions – except share data)

December 31,	2005	2004

Financing and leasing assets:
Finance receivables	$ 39,243.5	$ 35,048.2
Student lending receivables pledged	5,051.0	–
Reserve for credit losses	(621.7)	(617.2)

Net finance receivables	43,672.8	34,431.0
Operating lease equipment, net	9,635.7	8,290.9
Financing and leasing assets held for sale	1,620.3	1,640.8
Cash and cash equivalents, including $311.1 and $0.0 restricted	3,658.6	2,210.2
Retained interest in securitizations and other investments	1,152.7	1,228.2
Goodwill and intangible assets, net	1,011.5	596.5
Other assets	2,635.0	2,713.7

Total Assets	$ 63,386.6	$ 51,111.3

CONSOLIDATED BALANCE SHEETS – Liabilities and Stockholders’ Equity

Debt:
Commercial paper	$ 5,225.0	$ 4,210.9
Variable-rate senior unsecured notes	15,485.1	11,545.0
Fixed-rate senior unsecured notes	22,853.6	21,715.1
Non-recourse, secured borrowings – student lending	4,048.8	–
Preferred capital securities	252.0	253.8

Total debt	47,864.5	37,724.8
Credit balances of factoring clients	4,187.8	3,847.3
Accrued liabilities and payables	4,321.8	3,443.7

Total Liabilities	56,374.1	45,015.8
Commitments and Contingencies (Note 16)
Minority interest	49.8	40.4
Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized, Issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	–
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	–
Common stock: $0.01 par value, 600,000,000 authorized,
Issued: 212,315,498 and 212,112,203	2.1	2.1
Outstanding: 199,110,141 and 210,440,170
Paid-in capital, net of deferred compensation of $49.5 and $39.3	10,632.9	10,674.3
Accumulated deficit	(3,691.4)	(4,499.1)
Accumulated other comprehensive income/(loss)	115.2	(58.4)
Less: treasury stock, 13,205,357 and 1,672,033 shares, at cost	(596.1)	(63.8)

Total Common Stockholders’ Equity	6,462.7	6,055.1

Total Stockholders’ Equity	6,962.7	6,055.1

Total Liabilities and Stockholders’ Equity	$ 63,386.6	$ 51,111.3

ITEM 8 – Financial Statements and Supplementary Data	53

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (dollars in millions – except per share data)

Years Ended December 31,	2005	2004	2003

Finance income	$ 4,515.2	$ 3,760.8	$ 3,709.3
Interest expense	1,912.0	1,260.1	1,348.7

Net finance income	2,603.2	2,500.7	2,360.6
Depreciation on operating lease equipment	968.0	965.4	1,057.5

Net finance margin	1,635.2	1,535.3	1,303.1
Provision for credit losses	217.0	214.2	387.3

Net finance margin after provision for credit losses	1,418.2	1,321.1	915.8
Other revenue	1,137.4	887.1	859.3

Operating margin	2,555.6	2,208.2	1,775.1
Salaries and general operating expenses	1,113.8	1,012.1	888.2
Provision for restructuring	25.2	–	–
Gain on redemption of debt	–	41.8	50.4

Income before provision for income taxes	1,416.6	1,237.9	937.3
Provision for income taxes	(464.2)	(483.2)	(365.0)
Minority interest, after tax	(3.3)	(1.1)	–
Dividends on preferred capital securities, after tax	–	–	(5.4)

Net income before preferred stock dividends	949.1	753.6	566.9
Preferred stock dividends	(12.7)	–	–

Net income available to common stockholders	$ 936.4	$ 753.6	$ 566.9

Per common share data
Basic earnings per share	$ 4.54	$ 3.57	$ 2.68
Diluted earnings per share	$ 4.44	$ 3.50	$ 2.66
Weighted average number of shares – basic (thousands)	206,059	211,017	211,681
Weighted average number of shares – diluted (thousands)	210,734	215,054	213,143
Dividends per share	$ 0.61	$ 0.52	$ 0.48

54	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions)

					Accumulated
				Accumulated	Other		Total
	Preferred	Common	Paid-in	Earnings/	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	(Deficit)	(Loss) / Income	Stock	Equity

December 31, 2002	$ –	$ 2.1	$10,676.2	$(5,606.9)	$(200.7)	$ –	$4,870.7
Net income				566.9			566.9
Foreign currency translation adjustments					(30.2)		(30.2)
Change in fair values of derivatives qualifying as cash flow hedges					77.0		77.0
Unrealized loss on equity and securitization investments					(7.4)		(7.4)
Minimum pension liability adjustment					19.7		19.7

Total comprehensive income							626.0

Cash dividends				(101.8)			(101.8)
Restricted common stock grants			8.8				8.8
Treasury stock purchased, at cost						(28.9)	(28.9)
Exercise of stock option awards			(7.3)			27.4	20.1
Employee stock purchase plan participation			(0.7)				(0.7)

December 31, 2003	–	2.1	10,677.0	(5,141.8)	(141.6)	(1.5)	5,394.2
Net income				753.6			753.6
Foreign currency translation adjustments					68.6		68.6
Change in fair values of derivatives qualifying as cash flow hedges					14.2		14.2
Unrealized gain on equity and securitization investments					2.3		2.3
Minimum pension liability adjustment					(1.9)		(1.9)

Total comprehensive income							836.8

Cash dividends				(110.9)			(110.9)
Restricted common stock grants			23.5				23.5
Treasury stock purchased, at cost						(174.8)	(174.8)
Exercise of stock option awards			(25.6)			111.6	86.0
Employee stock purchase plan participation			(0.6)			0.9	0.3

December 31, 2004	–	2.1	10,674.3	(4,499.1)	(58.4)	(63.8)	6,055.1
Net income				936.4			936.4
Foreign currency translation adjustments					110.7		110.7
Change in fair values of derivatives qualifying as cash flow hedges					54.7		54.7
Unrealized gain on equity and securitization investments					8.7		8.7
Minimum pension liability adjustment					(0.5)		(0.5)

Total comprehensive income							1,110.0

Issuance of Series A and B preferred stock	500.0		(10.1)				489.9
Stock repurchase agreement			(8.5)			(491.5)	(500.0)
Cash dividends				(128.7)			(128.7)
Restricted common stock grants amortization			43.3				43.3
Treasury stock purchased, at cost						(276.3)	(276.3)
Exercise of stock option awards			(65.5)			231.1	165.6
Employee stock purchase plan participation			(0.6)			4.4	3.8

December 31, 2005	$ 500.0	$ 2.1	$10,632.9	$(3,691.4)	$ 115.2	$(596.1)	$6,962.7

ITEM 8: Financial Statements and Supplementary Data	55

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions)

Years Ended December 31,	2005	2004	2003

Cash Flows From Operations
Net income	$ 936.4	$ 753.6	$ 566.9
Adjustments to reconcile net income to net cash flows from operations:
Depreciation and amortization	1,001.2	998.8	1,086.6
Provision for deferred federal income taxes	295.7	321.0	265.1
Provision for credit losses	217.0	214.2	387.3
Gains on equipment, receivable and investment sales	(242.4)	(208.8)	(164.7)
Gain on debt redemption	–	(41.8)	(50.4)
Decrease/(increase) in other assets	339.0	(282.2)	(174.2)
Decrease/(increase) in finance receivables held for sale	199.3	(394.5)	295.1
Increase in accrued liabilities and payables	294.3	328.9	279.2
Other	(127.2)	(71.5)	(8.7)

Net cash flows provided by operations	2,913.3	1,617.7	2,482.2

Cash Flows From Investing Activities
Loans extended	(57,596.2)	(57,062.0)	(53,157.8)
Collections on loans	53,986.5	48,944.1	45,123.9
Proceeds from asset and receivable sales	6,351.9	8,491.4	7,419.0
Purchase of finance receivable portfolios	(4,633.1)	(3,180.0)	(1,097.5)
Purchases of assets to be leased	(2,359.1)	(1,489.2)	(2,096.3)
Acquisitions, net of cash acquired	(548.9)	(726.8)	–
Goodwill and intangibles assets acquired	(436.5)	(122.1)	(92.6)
Net decrease (increase) in short-term factoring receivables	96.5	48.3	(396.1)
Other	154.0	41.6	14.8

Net cash flows (used for) investing activities	(4,984.9)	(5,054.7)	(4,282.6)

Cash Flows From Financing Activities
Proceeds from the issuance of variable and fixed-rate notes	13,869.3	13,005.6	13,034.6
Repayments of variable and fixed-rate notes	(9,133.8)	(8,824.1)	(10,265.6)
Net loans extended – pledged in conjunction with secured borrowings	(1,708.1)	–	–
Net increase (decrease) in commercial paper	1,014.1	37.0	(800.7)
Treasury stock repurchases	(584.7)	–	–
Proceeds from issuance of preferred stock	489.9	–	–
Net repayments of non-recourse leveraged lease debt	(630.0)	(367.2)	(125.4)
Cash dividends paid	(128.7)	(110.9)	(101.8)
Other	20.9	(66.9)	(3.6)

Net cash flows provided by financing activities	3,208.9	3,673.5	1,737.5

Net increase (decrease) in cash and cash equivalents	1,137.3	236.5	(62.9)
Unrestricted cash and cash equivalents, beginning of period	2,210.2	1,973.7	2,036.6

Unrestricted cash and cash equivalents, end of period	$ 3,347.5	$ 2,210.2	$ 1,973.7

Supplementary Cash Flow Disclosure
Interest paid	$ 1,651.5	$ 1,241.5	$ 1,517.6
Federal, foreign, state and local income taxes paid, net	$ 115.6	$ 115.0	$ 80.6

56	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., a Delaware corporation (“we,” “CIT” or the “Company”), is a global commercial and consumer finance company that was founded in 1908. CIT provides financing and leasing capital for consumers and companies in a wide variety of industries, offering vendor, equipment, commercial, factoring, home lending, student lending and structured financing products as well as offering management advisory services. CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region.

Basis of Presentation

The Consolidated Financial Statements include the results of CIT and its subsidiaries and have been prepared in U.S. dollars in accordance with accounting principles generally accepted in the United States. Inter-company transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation, including certain rail and aerospace maintenance costs related to equipment under operating leases that were previously included in salaries and general operating expenses and reclassified to net finance margin.

In accordance with the provisions of FASB Interpretation No. 46R (“FIN 46”), “Consolidation of Variable Interest Entities,” CIT consolidates variable interest entities for which management has concluded that CIT is the primary beneficiary. Entities that do not meet the definition of a variable interest entity are subject to the provisions of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements” and are consolidated when management has determined that it has the controlling financial interest. Entities which do not meet the consolidation criteria in either FIN 46 or ARB 51 but which are significantly influenced by the Company, generally those entities that are twenty to fifty percent owned by CIT, are included in other assets at cost for securities not readily marketable and presented at the corresponding share of equity plus loans and advances. Investments in entities which management does not have significant influence over are included in other assets at cost, less declines in value that are other than temporary. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, qualifying special purpose entities utilized in securitizations are not consolidated.

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

At the time of designation for sale, securitization or syndication by management, assets are classified as finance receivables held for sale. These assets are carried at lower of cost or fair value.

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

Other revenue includes the following: (1) factoring commissions, (2) commitment, facility, letters of credit, advisory and syndication fees, (3) servicing fees, including servicing of securitized loans, (4) gains and losses from sales of leasing equipment and sales of finance receivables, (5) gains from and fees related to securitizations including accretion related to retained interests (net of impairment), (6) equity in earnings of joint ventures and unconsolidated subsidiaries and (7) gains and losses related to certain derivative transactions.

Lease Financing

Direct financing leases are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans is recorded at the lower of carrying value or estimated fair value when acquired. Lease receivables include leveraged leases, for which a major portion of the funding is provided by third party lenders on a nonrecourse basis, with CIT providing the balance and acquiring title to the property. Leveraged leases are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less non-recourse third party debt and unearned finance income. Management performs periodic reviews of estimated residual values with other than temporary impairment recognized in current period earnings.

ITEM 8: Financial Statements and Supplementary Data	57

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The reserve for credit losses is determined based on three key components: (1) specific reserves for loans that are impaired under SFAS 114, based upon the value of underlying collateral or projected cash flows, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit risk and (3) reserves for economic environment risk and other factors. In management’s judgment, the reserve for credit losses is adequate to provide for credit losses inherent in the portfolio.

Charge-off of Finance Receivables

Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the borrower’s financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Such charge-offs are deducted from the carrying value of the related finance receivables. To the extent that an unrecovered balance remains due, a final charge-off is taken at the time collection efforts are deemed no longer useful. Charge-offs are recorded on consumer and certain small ticket commercial finance receivables beginning at 180 days of contractual delinquency based upon historical loss severity. Collections on accounts previously charged off are recorded as recoveries.

Impaired Finance Receivables

Impaired finance receivables include any loans or capital leases of $500 thousand or greater that are placed on non-accrual status and are subject to periodic individual review by CIT’s Asset Quality Review Committee (“AQR”). The AQR, which is comprised of members of senior management, reviews overall portfolio performance, as well as individual accounts meeting certain credit risk grading parameters. Excluded from impaired finance receivables are: 1) certain individual commercial non-accrual finance receivables for which the collateral value supports the outstanding balance and the continuation of earning status, 2) home lending and other homogeneous pools of loans, which are subject to automatic charge-off procedures, and 3) short-term factoring customer finance receivables, generally having terms of no more than 30 days. Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to the contractual terms of the financing agreement. Impairment is measured as any shortfall between the estimated value and the recorded investment in the finance receivable, with the estimated value determined using the fair value of the collateral and other cash flows if the finance receivable is collateralized, or the present value of expected future cash flows discounted at the contract’s effective interest rate.

Long-Lived Assets

A review for impairment of long-lived assets, such as certain operating lease equipment, is performed at least annually and whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of assets is determined by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment is the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is based upon discounted cash flow analysis and available market data. Current lease rentals, as well as relevant and available market information (including third party sales for similar equipment, published appraisal data and other marketplace information), is considered, both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. Depreciation expense is adjusted when projected fair value at the end of the lease term is below the projected book value at the end of the lease term. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

Goodwill and Other Identified Intangibles

SFAS No. 141 “Business Combinations” requires that business combinations be accounted for using the purchase method. The purchase method of accounting requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The difference between the fair values and the purchase price is recorded to goodwill. Also under SFAS 141, identified intangible assets acquired in a business combination must be separately valued and recognized on the balance sheet if they meet certain requirements.

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired, less the fair value of liabilities assumed from business combinations. CIT adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2001. Since adoption, goodwill is no longer amortized, but instead is assessed for impairment at least annually. During this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows and market place data.

Intangible assets consist primarily of customer relationships acquired, which have amortizable lives up to 20 years, and computer software and related transactions processes, which are being amortized over a 5-year life. An evaluation of the remaining useful lives and the amortization methodology of the intangible assets is performed periodically to determine if any change is warranted.

58	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Student Lending Acquisition

In February 2005, CIT acquired Education Lending Group, Inc. (“EDLG”), a specialty finance company principally engaged in providing education loans (primarily U.S. government guaranteed), products and services to students, parents, schools and alumni associations. The acquisition was accounted for under the purchase method, with the acquired assets and liabilities recorded at their estimated fair values as of the February 17, 2005 acquisition date. The assets acquired included approximately $4.4 billion of finance receivables and $300 million of goodwill and intangible assets. This business is largely funded with “Education Loan Backed Notes,” which are accounted for under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The assets related to these borrowings are owned by a special purpose entity that is consolidated in the CIT financial statements, and the creditors of that special purpose entity have received ownership and / or security interests in the assets. As EDLG retains certain call features with respect to these borrowings, the transactions do not meet the SFAS 140 requirements for sales treatment and are therefore recorded as secured borrowings and are reflected in the Consolidated Balance Sheet as “student lending receivables pledged” and “non-recourse, secured borrowings - student lending.” Certain cash balances, included in cash and cash equivalents, are restricted in conjunction with these borrowings.

Other Assets

Assets received in satisfaction of loans are carried at the lower of carrying value or estimated fair value less selling costs, with write-downs generally reflected in provision for credit losses.

Realized and unrealized gains (losses) on marketable equity securities included in CIT’s venture capital portfolios are recognized currently in operations. Unrealized gains and losses, representing the difference between carrying value and estimated current fair market value, for other debt and equity securities are recorded in other accumulated comprehensive income, a separate component of equity.

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

Securitization Sales

Pools of assets are originated and sold to special purpose entities which, in turn, issue debt securities backed by the asset pools or sell individual interests in the assets to investors. CIT retains the servicing rights and participates in certain cash flows from the pools. For transactions meeting accounting sale criteria, the present value of expected net cash flows (after payment of principal and interest to certificate and/or note holders and credit-related disbursements) that exceeds the estimated cost of servicing is recorded at the time of sale as a “retained interest.” Retained interests in securitized assets are classified as available-for-sale securities under SFAS No. 115. CIT, in its estimation of those net cash flows and retained interests, employs a variety of financial assumptions, including loan pool credit losses, prepayment speeds and discount rates. These assumptions are supported by both CIT’s historical experience, market trends and anticipated performance relative to the particular assets securitized. Subsequent to the recording of retained interests, estimated cash flows underlying retained interests are periodically updated based upon current information and events that management believes a market participant would use in determining the current fair value of the retained interest. If the analysis indicates that an adverse change in estimated cash flows has occurred, an “other-than temporary” impairment is recorded and included in net income to write down the retained interest to estimated fair value. Unrealized gains are not credited to current earnings, but are reflected in stockholders’ equity as part of other comprehensive income.

Servicing assets or liabilities are established when the fees for servicing securitized assets are more or less than adequate compensation to CIT for servicing the assets. CIT securitization transactions generally do not result in servicing assets or liabilities, as typically the contractual fees are adequate compensation in relation to the associated servicing costs. To the extent applicable, servicing assets or liabilities are recognized in earnings over the servicing period and are periodically evaluated for impairment.

Derivative Financial Instruments

As part of managing economic risk and exposure to interest rate, foreign currency, and, in limited instances, credit risk, CIT, as an end-user, enters into various derivative transactions, which are transacted in over-the-counter markets with other financial institutions. To ensure both appropriate use as a hedge and to achieve hedge accounting treatment, whenever possible, derivatives entered into are designated according to a hedge objective against a specific liability, forecasted transaction or, in limited instances, assets. The critical terms of the derivatives, including notional amounts, rates, indices, and maturities, match the related terms of the underlying hedged items. CIT does not enter into derivative financial instruments for trading or speculative purposes. Derivative instruments are transacted as economic hedges, though certain derivative instruments do not qualify for hedge accounting. In these limited instances, related activity is reflected in current earnings.

Major hedge strategies include: (1) Interest rate risk management to match fund asset portfolio growth. Interest rate swaps, whereby CIT pays a fixed interest rate and receives a variable interest rate, are utilized to hedge either forecasted commercial paper issuances or specific variable-rate debt instruments. These transactions are classified as cash flow hedges and effectively convert variable-rate debt to fixed-rate debt. Interest rate swaps, whereby CIT pays a variable interest rate and receives a fixed

ITEM 8: Financial Statements and Supplementary Data	59

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate, are utilized to hedge specific fixed-rate debt. These transactions are classified as fair value hedges and effectively convert fixed-rate debt to a variable-rate debt. (2) Currency risk management to hedge foreign funding sources. Cross-currency swaps, whereby CIT pays U.S. dollars and receives various foreign currencies, are utilized to effectively convert foreign-denominated debt to U.S. dollar debt. These transactions are classified as either foreign currency cash flow or foreign currency fair value hedges. (3) Currency risk management to hedge investments in foreign operations. Cross-currency swaps and foreign currency forward contracts, whereby CIT pays various foreign currencies and receives U.S. dollars, are utilized to effectively convert U.S. dollar denominated debt to foreign currency denominated debt. These transactions are classified as foreign currency net investment hedges, or foreign currency cash flow hedges, with resulting gains and losses reflected in accumulated other comprehensive income as a separate component of equity.

Derivative instruments are recognized in the balance sheet at their fair values in other assets and accrued liabilities and payables, and changes in fair values are recognized immediately in earnings, unless the derivatives qualify as cash flow hedges. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive income as a separate component of equity, and contractual cash flows, along with the related impact of the hedged items, continue to be recognized in earnings. Any ineffective portion of a hedge is reported in current earnings. Amounts accumulated in other comprehensive income are reclassified to earnings in the same period that the hedged transaction impacts earnings.

Hedge effectiveness is assessed both at the inception of the hedge and on an on-going basis, at least every quarter. Hedge ineffectiveness is measured in accordance with contemporaneous hedge documentation as of each financial statement period.

The net interest differential, including premiums paid or received, if any, on interest rate swaps, is recognized on an accrual basis as an adjustment to finance income or as interest expense to correspond with the hedged position. In the event of early termination of derivative instruments, the gain or loss is reflected in earnings as the hedged transaction is recognized in earnings.

CIT is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative instrument. This risk is measured as the market value of derivative transactions with a positive fair value, reduced by the effects of master netting agreements. We manage this credit risk by requiring that all derivative transactions be conducted with counterparties rated investment grade by nationally recognized rating agencies, with the majority of the counterparties rated “AA” or higher, and by setting limits on the exposure with any individual counterparty. Accordingly, counterparty credit risk is not considered significant.

Foreign Currency Translation

CIT has operations in Canada, Europe and other countries outside the United States. The functional currency for these foreign operations is generally the local currency. The value of the assets and liabilities of these operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates effective during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in accumulated other comprehensive income. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in net income.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future taxation of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. income taxes are generally not provided on undistributed earnings of foreign operations as such earnings are permanently invested. Income tax reserves reflect open tax return positions, tax assessments received, tax law changes and third party indemnifications, and are included in current taxes payable, which is reflected in accrued liabilities and payables.

Accounting for Costs Associated with Exit or Disposal Activities

A liability for costs associated with exit or disposal activities, other than in a business combination, is recognized when the liability is incurred. The liability is measured at fair value, with adjustments for changes in estimated cash flows recognized in earnings.

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

60	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and most factoring receivables are presented on a net basis in the Statements of Cash Flows, as their original term is generally less than 90 days.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make extensive use of estimates and assumptions that affect: 1) the reported amounts of assets and liabilities at the date of the financial statements; 2) the reported amounts of income and expenses during the reporting period; and 3) the disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.

Stock-Based Compensation

CIT has elected to apply Accounting Principles Board Opinion 25 (“APB 25”) rather than the optional provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” in accounting for its stock-based compensation plans. Under APB 25, CIT does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table presents the proforma information required by SFAS 123 as if CIT had accounted for stock options granted under the fair value method of SFAS 123.

Years Ended December 31, (dollars in millions except per share data)	2005	2004	2003

Net income available for common shareholders as reported	$936.4	$753.6	$566.9
Stock-based compensation expense - fair value method, after tax	(19.2)	(20.6)	(23.0)

Proforma net income	$917.2	$733.0	$543.9

Basic earnings per share as reported	$ 4.54	$ 3.57	$ 2.68
Basic earnings per share proforma	$ 4.45	$ 3.47	$ 2.57
Diluted earnings per share as reported	$ 4.44	$ 3.50	$ 2.66
Diluted earnings per share proforma	$ 4.35	$ 3.41	$ 2.55

Compensation expense related to restricted stock awards is recognized over the respective vesting periods and totaled (net of tax) $26.4 million, $14.3 million and $5.5 million for the years ended December 31, 2005, 2004 and 2003.

Earnings per Share

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that have an anti-dilutive effect are not included in the denominator and averaged approximately 17.0 million, 17.0 million and 17.4 million shares for the years ended December 31, 2005, 2004 and 2003.

Fair Value of Financial Instruments

SFAS No. 107 “Disclosures About Fair Value of Financial Instruments” requires disclosure of the estimated fair value of CIT’s financial instruments, excluding leasing transactions accounted for under SFAS 13. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument, assuming adequate market liquidity. Because no established trading market exists for a significant portion of CIT’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involving uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions or estimation methods may significantly affect the estimated fair values. Because of these limitations, management provides no assurance that the estimated fair values presented would necessarily be realized upon disposition or sale.

Actual fair values in the marketplace are affected by other significant factors, such as supply and demand, investment trends and the motivations of buyers and sellers, which are not considered in the methodology used to determine the estimated fair values presented. In addition, fair value estimates are based on existing financial instruments without attempting to estimate the value of future business transactions and the value of assets and liabilities that are part of CIT’s overall value but are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include customer base, operating lease equipment, premises and equipment, assets received in satisfaction of loans, and deferred tax balances. In addition, tax effects relating to the unrealized gains and losses (differences in estimated fair values and carrying values) have not been considered in these estimates and can have a significant effect on fair value estimates. The carrying amounts for cash and cash equivalents approximate fair value because they have short maturities and do not present significant credit risks. Credit-related commitments, as disclosed in Note 16 – “Commitments and Contingencies”, are primarily short-term floating-rate contracts whose terms and conditions are individually negotiated, taking

ITEM 8: Financial Statements and Supplementary Data	61

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

into account the creditworthiness of the customer and the nature, accessibility and quality of the collateral and guarantees. Therefore, the fair value of credit-related commitments, if exercised, would approximate their contractual amounts.

Accounting Pronouncements

On January 1, 2005, the Company adopted Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires acquired loans to be carried at fair value and prohibits the establishment of credit loss valuation reserves at acquisition for loans that have evidence of credit deterioration since origination. The implementation of SOP 03-3 did not have a material financial statement impact.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment” (“FAS 123R”). FAS 123R requires the recognition of compensation expense for all stock-based compensation plans as of the beginning of the first annual reporting period that begins after June 15, 2005. The current accounting for employee stock options is most impacted by this new standard, as costs associated with the Company’s restricted stock awards are already recognized in net income and amounts associated with employee stock purchase plans are not significant. Similar to the proforma amounts disclosed historically, the compensation cost relating to options will be based upon the grant-date fair value of the award and will be recognized over the vesting period. FAS 123R will be adopted as of January 1, 2006, utilizing the modified prospective application method, whereby the expense relating to post-adoption grants and unvested grants as of the adoption date will be recognized in earnings. The estimated impact for the year 2006 is approximately $0.10 diluted EPS.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The implementation of FSP 109-2 is not expected to have a material financial statement impact on the Company, as there are no present plans to repatriate foreign earnings.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” On November 7, 2003, certain measurement and classification provisions of SFAS 150, relating to certain mandatorily redeemable non-controlling interests, were deferred indefinitely. The implementation of these delayed provisions, which relate primarily to minority interests associated with finite-lived entities, is not expected to have a material financial statement impact on the Company.

The FASB has issued FASB Staff Position (FSP) No. 13-a, “Accounting for a Change or Projected Change in the Timing of Cash Flows Related to Income Taxes Generated by a Leveraged Lease Transaction.” As CIT does not participate in “lease in lease out” transactions, the adoption of the FSP as proposed is not expected to have a material financial statement impact.

NOTE 2 – FINANCE RECEIVABLES

The following table presents finance receivables by loans and lease receivables, as well as finance receivables previously securitized and still serviced by CIT.

December 31, (dollars in millions)	2005	2004

Loans	$37,410.3	$27,566.2
Leases	6,884.2	7,482.0

Finance receivables	$44,294.5	$35,048.2

Finance receivables securitized and
serviced by CIT	$ 7,285.7	$ 8,309.7

Finance receivables include the following:

December 31, (dollars in millions)	2005	2004

Unearned income	$ (3,436.3)	$ (3,242.8)
Equipment residual values	$ 2,064.7	$ 2,389.7
Leveraged leases, net	$ 1,020.7	$ 1,241.8

Leveraged leases exclude the portion funded by third party non-recourse debt payable of $2,311.4 million and $2,941.5 million at December 31, 2005 and 2004.

The following table sets forth the contractual maturities of finance receivables by respective fiscal period.

December 31, (dollars in millions)	2005		2004

Due Within Year:
1	$12,438.0	28.1%	$11,799.5	33.7%
2	4,482.0	10.1%	4,827.0	13.8%
3	3,872.0	8.7%	3,720.8	10.6%
4	2,556.2	5.8%	2,465.3	7.0%
5	2,494.9	5.6%	2,066.8	5.9%
Thereafter	18,451.4	41.7%	10,168.8	29.0%

Total	$44,294.5	100.0%	$35,048.2	100.0%

Non-performing assets reflect both finance receivables on non-accrual status (primarily finance receivables that are ninety days or more delinquent) and assets received in satisfaction of loans (repossessed assets). The following table sets forth certain information regarding total non-performing assets.

December 31, (dollars in millions)	2005	2004

Non-accrual finance receivables	$460.7	$458.4
Assets received in satisfaction of
finance receivables	60.5	81.2

Total non-performing assets	$521.2	$539.6

Percentage of finance receivables	1.18%	1.54%

62	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table contains information on finance receivables evaluated for impairment and the reserve for credit losses.

At or for the Years Ended December 31, (dollars in millions)	2005	2004	2003

Finance receivables considered for impairment	$302.5	$400.9	$516.5
Impaired finance receivables with specific allowance(1)	$229.7	$235.4	$279.8
Specific allowance(1)	$ 76.5	$110.3	$120.7
Impaired finance receivables with no specific allowance	$ 72.8	$165.5	$236.7
Average monthly investment in impaired finance receivables(2)	$315.5	$445.4	$690.5

(1)	The allowance is the excess of the recorded investment in the finance receivables over the related estimated fair value of collateral and other cash flows (if the finance receivable is collateralized) or the present value of expected future cash flows discounted at the contracts’ effective interest rates.
(2)	Includes telecommunications related accounts totaling $129.3 million, $224.3 million and $316.0 million for the years ended December 31, 2005, 2004 and 2003.

NOTE 3 – RESERVE FOR CREDIT LOSSES

The following table presents changes in the reserve for credit losses.

At or for the Years Ended December 31, (dollars in millions)	2005	2004	2003

Balance, beginning of period	$ 617.2	$ 643.7	$ 760.8

Provision for credit losses	182.4	270.0	408.8
Provision for credit losses – specific reserving actions(1)	34.6	(55.8)	(21.5)
Reserves relating to dispositions, acquisitions and other	38.6	60.5	17.5

Additions to the reserve for credit losses	255.6	274.7	404.8

Charged-off – finance receivables	(328.7)	(340.3)	(424.9)
Charged-off – telecommunications	–	(40.1)	(47.0)
Charged-off – Argentine	–	–	(101.0)
Recoveries on finance receivables previously charged-off	77.6	79.2	51.0

Net credit losses	(251.1)	(301.2)	(521.9)

Balance, end of period	$ 621.7	$ 617.2	$ 643.7

Reserve for credit losses as a percentage of finance receivables	1.40%	1.76%	2.06%

(1)	The 2005 amount relates to a reserve for credit losses for estimated incurred losses associated with Hurricanes Katrina and Rita. The 2004 amount includes a $43.3 million reduction to the telecommunications specific reserve following improvements in the underlying accounts and a $12.5 million reduction of the Argentine reserve following the sale of the remaining assets in this portfolio. The 2003 amount reflects a reduction of a previously established Argentine reserve after substantial work-out efforts were completed.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	63

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OPERATING LEASE EQUIPMENT

The following table provides an analysis of the net book value (net of accumulated depreciation of $1.9 billion at the end of both years) of operating lease assets, by equipment type.

December 31, (dollars in millions)	2005	2004

Commercial aircraft (including regional aircraft)	$5,187.0	$4,461.0
Railcars and locomotives	3,100.1	2,212.8
Information technology	382.1	430.4
Office equipment	290.0	274.2
Communications	188.7	237.8
Medical Equipment	97.6	–
Business aircraft	27.2	189.1
Other	363.0	485.6

Total	$9,635.7	$8,290.9

Off-lease equipment	$ 245.1	$ 118.3

Rental income on operating leases, which is included in finance income, totaled $1.5 billion for the year ended December 31, 2005, $1.4 billion for the year ended December 31, 2004, and $1.5 billion for the year ended December 31, 2003. The following table presents future minimum lease rentals on non-cancelable operating leases at December 31, 2005. Excluded from this table are variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing operating lease equipment at lease expiration, all of which are components of operating lease profitability.

Years Ended December 31, (dollars in millions)	Amount

2006	$1,164.0
2007	1,017.6
2008	713.5
2009	482.3
2010	293.5
Thereafter	403.9

Total	$4,074.8

NOTE 5 – CONCENTRATIONS

The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets.

December 31, (dollars in millions)	2005		2004
Geographic	Amount	Percent	Amount	Percent

North America:
Northeast	$10,544.8	19.0%	$ 8,463.4	18.7%
West	10,445.8	18.8%	8,595.3	19.0%
Midwest	9,479.7	17.0%	6,907.0	15.3%
Southeast	7,749.5	13.9%	6,283.3	14.0%
Southwest	5,604.4	10.1%	4,848.3	10.7%
Canada	3,384.7	6.1%	2,483.4	5.5%

Total North America	47,208.9	84.9%	37,580.7	83.2%
Other foreign	8,371.8	15.1%	7,580.2	16.8%

Total	$55,580.7	100.0%	$45,160.9	100.0%

64	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, (dollars in millions)	2005		2004

Industry	Amount	Percent	Amount	Percent

Consumer based lending – home mortgage	$ 8,335.7	15.0%	$ 5,069.8	11.2%
Manufacturing (1)(6)	7,185.3	12.9%	6,932.0	15.4%
Commercial airlines (including regional airlines)	6,426.9	11.6%	5,512.4	12.2%
Retail (2)	6,322.3	11.4%	5,859.4	13.0%
Consumer based lending – student lending	5,267.8	9.5%	–	–
Service industries	3,096.5	5.6%	2,854.5	6.3%
Transportation (3)	2,543.6	4.6%	2,969.6	6.6%
Healthcare	2,123.7	3.8%	992.5	2.2%
Consumer based lending – non-real estate(4)	1,878.7	3.4%	2,480.1	5.5%
Wholesaling	1,834.4	3.3%	1,727.5	3.8%
Construction equipment	1,451.1	2.6%	1,603.1	3.5%
Other (no industry greater than 3.0%)(5)(6)	9,114.7	16.3%	9,160.0	20.3%

Total	$55,580.7	100.0%	$45,160.9	100.0%

(1)	Includes manufacturers of apparel (2.2%), followed by food and kindred products, chemical and allied products, rubber and plastics, industrial machinery and equipment, textiles, transportation equipment, and other industries.
(2)	Includes retailers of apparel (4.8%) and general merchandise (3.7%).
(3)	Includes rail, bus, over-the-road trucking and business aircraft.
(4)	Includes receivables from consumers for products in various industries such as manufactured housing, recreational vehicles, marine and computers and related equipment.
(5)	Included in “Other” above are financing and leasing assets in the energy, power and utilities sectors, which totaled $1.4 billion, or 2.5% of total financing and leasing assets at December 31, 2005. This amount includes approximately $853.5 million in project financing and $382.5 million in rail cars on lease.
(6)	Total exposure to manufacturers of automobile and related suppliers included in Manufacturing and Other was less than 1% of total financing and leasing assets at December 31, 2005.

NOTE 6 – RETAINED INTERESTS IN SECURITIZATIONS AND OTHER INVESTMENTS

Both retained interests in securitizations and other investments are designated as available for sale and shown in the following table.

December 31, (dollars in millions)	2005	2004

Retained interests in commercial loans:
Retained subordinated securities	$ 426.8	$ 446.2
Interest-only strips	387.2	292.4
Cash reserve accounts	276.8	323.4

Total retained interests in commercial loans	1,090.8	1,062.0

Retained interests in home lending consumer loans:
Retained subordinated securities	45.6	76.6
Interest-only strips	–	17.0

Total retained interests in consumer loans	45.6	93.6

Total retained interests in securitizations	1,136.4	1,155.6
Aerospace equipment trust certificates and other(1)	16.3	72.6

Total	$1,152.7	$1,228.2

(1)	At December 31, 2004 other includes a $4.7 million investment in common stock received as part of a loan work-out of an aerospace account.

ITEM 8: Financial Statements and Supplementary Data	65

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the net accretion recognized in pretax earnings, the related impairment charges, and unrealized after-tax gains, reflected as a part of accumulated other comprehensive income.

Years Ended December 31, (dollars in millions)	2005	2004	2003

Net accretion in pre-tax earnings	$62.5	$44.2	$81.5
Impairment charges, included in net accretion	$39.4	$62.4	$66.6
Unrealized after tax gains	$17.0	$ 8.4	$ 7.7

The prepayment speed, in the tables below, is based on Constant Prepayment Rate, which expresses payments as a function of the declining amount of loans at a compound annual rate. Weighted average expected credit losses are expressed as annual loss rates.

The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2005 (there were no consumer transactions during 2005) were as follows:

	Commercial Equipment
	Specialty Finance	Equipment Finance
Weighted average prepayment speed	39.19%	12.66%
Weighted average expected credit losses	0.34%	0.73%
Weighted average discount rate	7.88%	9.00%
Weighted average life (in years)	1.26	2.03

Key assumptions used in calculating the fair value of the retained interests in securitized assets by product type at December 31, 2005 were as follows:

	Commercial Equipment		Consumer
	Specialty Finance	Equipment Finance	Manufactured Housing and Home Equity	Recreational Vehicle and Boat
Weighted average prepayment speed	22.09%	11.79%	28.09%	21.53%
Weighted average expected credit losses	0.94%	1.36%	2.14%	1.20%
Weighted average discount rate	7.71%	9.26%	13.10%	15.00%
Weighted average life (in years)	1.08	1.49	2.81	2.61

The impact of adverse changes to the key assumptions on the fair value of retained interests as of December 31, 2005 is shown in the following table.

		Consumer
(dollars in millions)	Commercial Equipment	Manufactured Housing and Home Equity	Recreational Vehicle and Boat

Prepayment speed:
10 percent adverse change	$(14.8)	$(3.4)	$ –
20 percent adverse change	(28.4)	(6.4)	0.1
Expected credit losses:
10 percent adverse change	(7.1)	(4.1)	(0.1)
20 percent adverse change	(14.2)	(8.1)	(0.2)
Weighted average discount rate:
10 percent adverse change	(10.4)	(1.1)	(0.1)
20 percent adverse change	(20.6)	(2.1)	(0.2)

66	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes static pool credit losses, which represent the sum of actual losses (life to date) and projected future credit losses, divided by the original balance of each pool of the respective assets for the securitizations during the period.

	Commercial Equipment Securitizations During:			Home Equity Securitizations During:
	2005	2004	2003	2005	2004	2003
Actual and projected losses at:
December 31, 2005	1.54%	1.08%	1.34%	(1)	(1)	3.00%
December 31, 2004		1.25%	1.52%		(1)	2.78%
December 31, 2003			1.74%			3.07%

(1) There were no home equity securitizations during 2004 and 2005, because all home equity finance receivables were funded on balance sheet.

The table that follows summarizes the roll-forward of retained interest balances and certain cash flows received from and paid to securitization trusts.

Year Ended December 31, (dollars in millions)	2005	2004	2003

Retained Interests
Retained interest at beginning of period	$ 1,155.6	$ 1,309.3	$ 1,355.9
New sales	683.0	499.5	640.9
Distributions from trusts	(797.6)	(682.5)	(728.6)
Change in fair value	13.7	1.2	(21.1)
Other, including net accretion, and clean-up calls	81.7	28.1	62.2

Retained interest at end of period	$ 1,136.4	$ 1,155.6	$ 1,309.3

Cash Flows During the Periods
Proceeds from new securitizations	$ 3,543.9	$ 3,870.4	$ 4,589.5
Other cash flows received on retained interests	788.4	719.0	688.2
Servicing fees received	67.8	80.3	80.2
Reimbursable servicing advances, net	12.9	(6.0)	7.3
Repurchases of delinquent or foreclosed assets and ineligible contracts	(11.6)	(16.1)	(63.0)
Purchases of contracts through clean-up calls	(320.5)	(164.5)	(439.8)
Guarantee draws	(2.2)	(3.2)	(2.1)

Total, net	$ 4,078.7	$ 4,479.9	$ 4,860.3

ITEM 8: Financial Statements and Supplementary Data	67

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents net charge-offs and accounts past due 60 days or more, on both an owned portfolio basis and managed receivable basis.

At or for the Year Ended December 31, (dollars in millions)	2005		2004		2003

Net Charge-offs of Average Finance Receivables
Commercial	$197.9	0.63%	$ 260.2	0.88%	$ 494.7	1.79%
Consumer	53.2	0.52%	41.0	1.11%	27.2	1.53%

Total	$251.1	0.60%	$ 301.2	0.91%	$ 521.9	1.77%

Net Charge-offs of Average Managed Receivables
Commercial	$253.8	0.67%	$ 349.2	0.96%	$ 639.5	1.80%
Consumer	80.8	0.72%	60.7	1.17%	40.6	1.02%

Total	$334.6	0.68%	$ 409.9	0.99%	$ 680.1	1.72%

Finance Receivables Past Due 60 Days or More
Commercial	$440.0	1.43%	$ 491.6	1.64%	$ 587.6	2.05%
Consumer (1)	318.2	2.35%	116.4	2.27%	88.7	3.33%

Total (1)	$758.2	1.71%	$ 608.0	1.73%	$ 676.3	2.16%

Managed Receivables Past Due 60 Days or More
Commercial	$564.4	1.47%	$ 650.6	1.69%	$ 824.4	2.22%
Consumer (1)	401.0	2.71%	227.8	3.45%	197.6	4.22%

Total (1)	$965.4	1.81%	$ 878.4	1.95%	$ 1,022.0	2.44%

(1)	Excluding student lending, consumer finance receivables past due would have been $185.5 million (2.18%) while total finance receivables past due would have been $625.5 million (1.59%) and consumer managed receivables past due would have been $268.3 million (2.82%) while total managed receivables past due would have been $832.7 million (1.73%).

NOTE 7 – OTHER ASSETS

The following table presents the primary components of other assets.

December 31, (dollars in millions)	2005	2004

Accrued interest and receivables from derivative counterparties	$ 350.2	$ 390.0
Investments in and receivables from non-consolidated subsidiaries	549.8	719.5
Deposits on commercial aerospace flight equipment	317.4	333.1
Direct and private fund equity investments	30.2	181.0
Prepaid expenses	145.9	105.3
Repossessed assets and off-lease equipment	80.7	98.9
Furniture and fixtures, miscellaneous receivables and other assets	1,160.8	885.9

	$2,635.0	$2,713.7

NOTE 8 – DEBT

The following table presents data on commercial paper borrowings.

December 31, (dollars in millions)	2005	2004

Borrowings outstanding	$ 5,225.0	$ 4,210.9
Weighted average interest rate	3.70%	2.55%
Weighted average number of days to maturity	47 days	45 days

68	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, (dollars in millions)	2005	2004	2003

Daily average borrowings	$ 4,693.2	$ 4,831.3	$ 4,648.2
Maximum amount outstanding	$ 5,914.0	$ 5,326.1	$ 4,999.1
Weighted average interest rate	3.45%	1.68%	1.25%

The consolidated weighted average interest rates on variable-rate senior notes at December 31, 2005 and December 31, 2004 were 4.43% and 2.63%, respectively. Fixed-rate senior debt outstanding at December 31, 2005 matures at various dates through 2015. The consolidated weighted-average interest rates on fixed-rate senior debt at December 31, 2005 and December 31, 2004 were 5.16% and 5.53%, respectively. Foreign currency-denominated debt (stated in U.S. Dollars) totaled $4,787.9 million at December 31, 2005, of which $4,025.7 million was fixed-rate and $762.2 million was variable-rate. Foreign currency-denominated debt (stated in U.S. Dollars) totaled $5,017.5 million at December 31, 2004, of which $4,335.4 million was fixed-rate and $682.1 million was variable-rate.

The following tables present total variable-rate and fixed-rate debt.

(dollars in millions) Variable-Rate Debt	Commercial Paper	Variable-rate Senior Notes	December 31, 2005	December 31, 2004
Due in 2005	$ –	$ –	$ –	$ 7,566.3
Due in 2006	5,225.0	6,154.7	11,379.7	3,946.3
Due in 2007	–	5,318.6	5,318.6	3,169.0
Due in 2008	–	2,053.7	2,053.7	50.9
Due in 2009	–	751.2	751.2	836.0
Due in 2010	–	714.5	714.5	–
Due after 2010	–	492.4	492.4	187.4

Total	$5,225.0	$15,485.1	$20,710.1	$15,755.9

Fixed-Rate Term Debt
Due in 2005	$ –	$ 4,589.4
Due in 2006 (rates ranging from 1.70% to 6.50%)	3,017.3	2,723.6
Due in 2007 (rates ranging from 2.35% to 7.38%)	3,994.0	3,907.6
Due in 2008 (rates ranging from 2.70% to 5.88%)	2,574.8	1,959.0
Due in 2009 (rates ranging from 3.35% to 6.88%)	1,400.1	1,378.3
Due in 2010 (rates ranging from 4.05% to 6.80%)	3,041.6	763.1
Due after 2010 (rates ranging from 3.80% to 7.75%)	8,825.8	6,394.1

Total	$22,853.6	$21,715.1

At December 31, 2005, $0.8 billion of unissued debt securities remained under a shelf registration statement. The following table represents information on unsecured committed lines of credit at December 31, 2005, that can be drawn upon to support U.S. commercial paper borrowings.

(dollars in millions) Expiration	Total	Drawn	Available
October 14, 2008 (1)	$2,100.0	$ –	$2,100.0
April 14, 2009	2,100.0	–	2,100.0
April 13, 2010	2,100.0	–	2,100.0

Total credit lines	$6,300.0	$ –	$6,300.0

(1)	CIT has the ability to issue up to $400 million of letters of credit under the $2.1 billion facility expiring in 2008, which, if utilized, reduces available borrowings under this facility.

ITEM 8: Financial Statements and Supplementary Data	69

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The credit line agreements contain clauses that permit extensions beyond the expiration dates upon written consent from the participating lenders. In addition to the above lines, CIT has undrawn, unsecured committed lines of credit of $146.5 million, which supports the Australia commercial paper program. Certain foreign operations utilize local financial institutions to fund operations. At December 31, 2005, local credit facilities totaled $128.7 million, of which $58.4 million was undrawn and available. During 2005 CIT also entered into a $750 million, five year letter of credit facility, primarily in conjunction with the factoring business. As of December 31, 2005, $397 million was undrawn and available under this facility.

Non-recourse secured borrowings – student lending

In February 2005, CIT acquired a student lending business (“Student Loan Xpress”), which is funded largely with Education Loan Backed Notes. As Student Loan Xpress retains certain call features with respect to the related assets (collateral), the transactions do not meet the SFAS 140 requirements for sales treatment and are therefore recorded as secured borrowings. The outstanding non-recourse secured borrowings totaled $4.0 billion at December 31, 2005, of which $0.5 billion was due in 2006 and the remaining due in 2011 and thereafter. The consolidated weighted average interest rates on these secured borrowings at December 31, 2005 was 4.52%.

Preferred Capital Securities

In February 1997, CIT Capital Trust I (the “Trust”), a wholly-owned subsidiary of CIT, issued in a private offering $250.0 million liquidation value of 7.70% Preferred Capital Securities (the “Capital Securities”), which were subsequently registered with the Securities and Exchange Commission pursuant to an exchange offer. Each capital security was recorded at the liquidation value of $1,000. The Trust subsequently invested the offering proceeds in $250.0 million principal amount of Junior Subordinated Debentures (the “Debentures”) of CIT, having identical rates and payment dates. The Debentures of CIT represent the sole assets of the Trust. Holders of the Capital Securities are entitled to receive cumulative distributions at an annual rate of 7.70% through either the redemption date or maturity of the Debentures (February 15, 2027). Both the Capital Securities issued by the Trust and the Debentures of CIT owned by the Trust are redeemable in whole or in part on or after February 15, 2007 or at any time in whole upon changes in specific tax legislation, bank regulatory guidelines or securities law at the option of CIT at their liquidation value or principal amount. The securities are redeemable at a specified premium through February 15, 2017, at which time the redemption price will be at par, plus accrued interest. Distributions by the Trust are guaranteed by CIT to the extent that the Trust has funds available for distribution.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged positions.

(dollars in millions)
December 31,
2005	2004	Hedged Item	Hedge Classification
Variable-rate to fixed-rate swaps
$3,260.2	$3,054.1	Cash flow variability related to forecasted commercial paper issuances	Cash flow
4,935.2	479.5	Cash flow variability associated with specific variable-rate debt	Cash flow

$8,195.4	$3,533.6

CIT pays a fixed rate of interest and receives a variable rate of interest. These swaps hedge the cash flow variability associated with forecasted commercial paper issuances and specific variable-rate debt.

Fixed-rate to variable-rate swaps
$10,320.1	$7,223.9	Specific fixed-rate debt	Fair value
–	418.7	Cash flow variability associated with specific variable-rate assets	Cash flow

$10,320.1	$7,642.6

CIT pays a variable rate of interest and receives a fixed rate of interest. These swaps hedge specific fixed-rate debt instruments and the interest rate variability associated with specific variable-rate assets.

In addition to the swaps in the table above, CIT had $2.0 billion in notional amount of interest rate swaps outstanding with securitization trusts at December 31, 2005 to protect the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $2.0 billion in notional amount at December 31, 2005 to insulate the Company from the related interest rate risk.

70	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the maturity, notional principal amounts and the weighted average interest rates received or paid on U.S. dollar denominated interest rate swaps at December 31, 2005.

(dollars in millions)	Floating to Fixed-rate			Fixed to Floating-rate

Maturity Years Ending December 31,	Notional Amount	Receive Rate	Pay Rate	Notional Amount	Receive Rate	Pay Rate

2006	$3,298.5	4.50%	4.61%	$ 40.8	5.18%	6.83%
2007	1,956.3	4.52%	4.76%	637.7	5.53%	6.36%
2008	1,480.2	4.53%	4.71%	797.9	4.79%	5.08%
2009	172.7	4.50%	5.65%	1,300.0	4.47%	5.22%
2010	666.2	4.51%	5.24%	1,750.0	4.75%	4.64%
2011 – Thereafter	459.7	4.85%	5.87%	2,476.6	6.65%	5.83%

Total	$8,033.6			$7,003.0

The following table presents the maturity, notional principal amounts and the weighted average interest rates received or paid, of foreign currency denominated interest rate swaps at December 31, 2005.

	Floating to Fixed-rate			Fixed to Floating-rate

(dollars in millions) Foreign Currency	Notional Amount	Receive Rate	Pay Rate	Notional Amount	Receive Rate	Pay Rate	Maturity Range
Euro	$ –	–	–	$2,396.9	4.33%	3.28%	2011-2015
British Pound	–	–	–	894.8	5.51%	5.20%	2008-2014
Japanese Yen	–	–	–	25.4	3.25%	3.19%	2006
Canadian Dollar	94.5	3.33%	3.92%	–	–	–	2009-2010
Australian Dollar	67.3	5.62%	5.49%	–	–	–	2006-2009

	$161.8			$3,317.1

ITEM 8: Financial Statements and Supplementary Data	71

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable rates are based on the contractually determined rate or other market rate indices and may change significantly, affecting future cash flows.

The following table presents the notional principal amounts of cross-currency swaps by class and the corresponding hedged positions.

(dollars in millions)

December 31,
2005	2004	Hedged Item	Hedge Classification	Description

$2,623.0	$ 603.4	Foreign denominated debt	Foreign currency fair value

CIT pays a U.S. variable rate of interest and receives a variable foreign rate of interest. These swaps hedge the fair value changes in foreign currency associated with specific foreign denominated debt and are designated as foreign currency fair value hedges.

249.5	631.6	Foreign denominated fixed-rate debt	Foreign currency cash flow

CIT pays a U.S. fixed rate of interest and receives a fixed foreign rate of interest. These swaps hedge the currency cash flow variability associated with payments on specific foreign denominated fixed-rate debt and are designated as foreign currency cash flow hedges.

100.0	157.6	Foreign currency loans to subsidiaries	Foreign currency cash flow

CIT receives a U.S. fixed rate of interest and pays a fixed foreign rate of interest. These swaps hedge the currency cash flow variability associated with payments on specific fixed-rate foreign denominated inter-company receivables and are designated as foreign currency cash flow hedges.

5.3	36.5	Foreign currency loans to subsidiaries	Foreign currency fair value

CIT receives a U.S. variable rate of interest and pays a variable foreign rate of interest. These swaps hedge the fair value currency changes associated with specific foreign denominated variable-rate inter-company receivables and are designated as foreign currency fair value hedges.

–	418.7	Foreign currency equity investments in subsidiaries	Foreign currency net investment	CIT receives a U.S. fixed rate of interest and pays a fixed foreign rate of interest. These swaps designated as net investment hedges of foreign denominated investments in subsidiaries.

$2,977.8	$1,847.8

Foreign currency forward exchange contracts

CIT sells various foreign currencies forward. These contracts are designated as either cash flow hedges of specific foreign denominated inter-company receivables or as net investment hedges of foreign denominated investments in subsidiaries. The following table presents the notional principal amounts of foreign currency forward exchange contracts and the corresponding hedged positions.

(dollars in millions)
December 31,			Hedge
2005	2004	Hedged Item	Classification

$1,579.6	$1,611.7	Foreign currency loans to subsidiaries	Foreign currency cash flow
2,844.9	1,207.4	Foreign currency equity investments in subsidiaries	Foreign currency net investment

$4,424.5	$2,819.1

The following table presents the maturity and notional principal amounts of foreign currency hedges at December 31, 2005.

(dollars in millions)
Maturity Years Ending December 31,	Foreign Currency Exchange Forwards	Cross-Currency Swaps
2006	$1,745.1	$ 24.9
2007	2,174.0	16.5
2008	505.4	185.7
2009	–	603.4
2010	–	171.6
2011 – Thereafter	–	1,975.7

Total	$4,424.5	$2,977.8

During the fourth quarter of 2005, CIT executed a variable to fixed-rate natural gas commodity swap. This swap hedges forecasted cash flows associated with a specific energy investment and is accounted for as a cash flow hedge. The mark-to-market of this swap was a decrease in value of $2.62 million at December 31, 2005 with the effective portion of $2.57 million recorded in accumulated other comprehensive income.

72	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table that follows summarizes economic hedges that do not qualify for hedge accounting under SFAS 133.

(dollars in millions)

December 31,
2005	2004	Type of Swaps/Caps
$ 118.0	$ 98.0	Credit default swaps
246.5	1,045.4	Compound cross-currency swaps
936.4	–	U.S. dollar Interest rate swaps
6.8	24.3	Interest rate caps

$1,307.7	$1,167.7

During 2005 and 2004, CIT entered into credit default swaps, with terms of 5 years, to economically hedge certain CIT credit exposures. The change in the fair value adjustment for the year ended December 31, 2005 amounted to a $6.1 million pretax gain. CIT also has certain cross-currency swaps, certain U.S. dollar interest rate swaps, and interest rate caps that are economic hedges of certain interest rate and foreign currency exposures. The mark-to-market adjustment relating to these derivatives for the year ended December 31, 2005 including the gain on certain compound cross-currency swaps that were terminated in 2005 amounted to a $41.7 million pretax increase to earnings. See Note 25 – Selected Quarterly Financial Data and Item 9A. Controls and Procedures.

The components of the adjustment to Accumulated Other Comprehensive Income/Loss for derivatives qualifying as hedges of future cash flows are presented in the following table.

(dollars in millions)	Fair Value of Derivatives	Income Tax Effects	Total Unrealized Gain (Loss)

Balance at December 31, 2003 – unrealized loss	$(64.6)	$ 23.3	$(41.3)
Changes in values of derivatives qualifying as cash flow hedges	23.3	(9.1)	14.2

Balance at December 31, 2004 – unrealized loss	(41.3)	14.2	(27.1)
Changes in values of derivatives qualifying as cash flow hedges	89.7	(35.0)	54.7

Balance at December 31, 2005 – unrealized gain	$ 48.4	$(20.8)	$ 27.6

The unrealized gain as of and for the year ended December 31, 2005 reflects higher market interest rates since the inception of the hedges. The Accumulated Other Comprehensive Income (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining lives of the swaps. Assuming no change in interest rates, approximately $3.8 million, net of tax, of the Accumulated Other Comprehensive Income as of December 31, 2005 is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made.

Hedge ineffectiveness occurs in certain cash flow hedges, and is recorded as either an increase or decrease to interest expense as presented in the following table.

(dollars in millions)	Ineffectiveness	Increase/ Decrease to Interest Expense

Year ended December 31, 2005	$1.5	Increase
Year ended December 31, 2004	$1.4	Decrease
Year ended December 31, 2003	$0.2	Decrease

ITEM 8: Financial Statements and Supplementary Data	73

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

On July 26, 2005, the Company issued $500 million aggregate amount of Series A and Series B preferred equity securities. The key terms of the issuances are as follows.

	Series A	Series B

Securities issued	Stated value of $350 million, comprised of 14 million shares of 6.35% non-cumulative fixed rate preferred stock, $0.01 par value per share, with a liquidation value of $25.	Stated value of $150 million, comprised of 1.5 million shares of 5.189% non-cumulative adjustable rate preferred stock, $0.01 par value per share, with a liquidation value of $100.

Dividends	Annual fixed-rate of 6.35%, payable quarterly, when and if declared by the Board of Directors. Dividends are non-cumulative.	Annual fixed-rate of 5.189%, payable quarterly, when and if declared by the Board of Directors, through September 15, 2010, and thereafter at an annual floating rate spread over a pre-specified benchmark rate. Dividends are non-cumulative.

Redemption/maturity	No stated maturity date. Not redeemable prior to September 15, 2010. Redeemable thereafter at $25 per share at the option of CIT.	No stated maturity date. Not redeemable prior to September 15, 2010. Redeemable thereafter at $100 per share at the option of CIT.

Voting rights	No voting rights.	No voting rights.

Common Stock

The following table summarizes changes in common stock outstanding for the respective periods.

	Issued	Less Treasury	Outstanding
Balance at December 31, 2004	212,112,203	(1,672,033)	210,440,170
Treasury shares purchased		(6,388,253)	(6,388,253)
Treasury shares purchased – accelerated buyback program		(10,908,136)	(10,908,136)
Stock options exercised		5,659,182	5,659,182
Employee stock purchase plan participation		103,883	103,883
Restricted shares vested	203,295		203,295

Balance at December 31, 2005	212,315,498	(13,205,357)	199,110,141

Treasury Stock

Pursuant to authorization by the Company’s Board of Directors, on July 19, 2005, the Company entered into an agreement to purchase shares of the Company’s common stock for an aggregate purchase price of $500 million under an accelerated stock buyback program. On July 28, 2005, the Company paid $500 million and received an initial delivery of 8,232,655 shares. On August 12, 2005, the Company received an additional 1,830,812 shares and a final delivery of 844,669 was received on December 21, 2005.

Accumulated Other Comprehensive Income/(Loss)

The following table details the components of accumulated other comprehensive income/(loss), net of tax.

(dollars in millions) December 31,	2005	2004	2003

Changes in fair values of derivatives qualifying as cash flow hedges	$ 27.6	$(27.1)	$ (41.3)
Foreign currency translation adjustments	73.5	(37.2)	(105.8)
Minimum pension liability adjustments	(3.2)	(2.7)	(0.8)
Unrealized gain on equity investments and securitization interests	17.3	8.6	6.3

Total accumulated other comprehensive income (loss)	$ 115.2	$(58.4)	$(141.6)

74	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2005, $87.4 million of tax benefits, net of foreign currency translation losses relating to foreign currency net investments and related hedging transactions, were recorded in the foreign currency translation component of equity, with offsetting amounts recorded in other assets and liabilities. These adjustments followed the completion of remediation and enhancements in internal controls, including additional proof and control procedures, with respect to income tax and foreign currency accounting.

NOTE 11 – EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented.

(dollars in millions, except per share amounts, which are in whole dollars, shares in thousands)	Income (Numerator)	Shares (Denominator)	Per Share Amount

Year Ended December 31, 2005
Basic EPS:
Income available to common stockholders	$936.4	206,059	$4.54
Effect of Dilutive Securities:
Restricted shares	–	1,706
Stock options	–	2,969

Diluted EPS	$936.4	210,734	$4.44

Year Ended December 31, 2004
Basic EPS:
Income available to common stockholders	$753.6	211,017	$3.57
Effect of Dilutive Securities:
Restricted shares	–	764
Stock options	–	3,273

Diluted EPS	$753.6	215,054	$3.50

Year Ended December 31, 2003
Basic EPS:
Income available to common stockholders	$566.9	211,681	$2.68
Effect of Dilutive Securities:
Restricted shares	–	396
Stock options	–	1,066

Diluted EPS	$566.9	213,143	$2.66

ITEM 8: Financial Statements and Supplementary Data	75

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – OTHER REVENUE

The following table sets forth the components of other revenue.

(dollars in millions) Years Ended December 31,	2005	2004	2003

Fees and other income	$ 637.0	$518.6	$586.2
Factoring commissions	235.7	227.0	189.8
Gains on sales of equipment	91.9	101.6	70.7
Gains on securitizations	39.1	59.1	100.9
Gain on sale of real estate investment (1)	115.0	–	–
Gain on sale of business aircraft (2)	22.0	–	–
Gain on sale of micro-ticket leasing business unit (3)	44.3	–	–
Charge related to aircraft held for sale (4)	(86.6)	–	–
Charges related to manufactured housing assets held for sale (5)	(20.0)	(15.7)	–
Gain on derivatives (6)	43.1	–	–
Gain (loss) on venture capital investments	15.9	(3.5)	(88.3)

Total other revenue	$1,137.4	$887.1	$859.3

(1)	The gain resulted from the sale of an interest in Waterside Plaza, a residential complex in New York City.
(2)	The gain resulted from the sale of approximately $900 million of the business aircraft portfolio.
(3)	The gain resulted from the sale of the micro-ticket leasing point-of-sale unit, which included approximately $295 million of equipment leases.
(4)	The charge resulted from placing approximately $190 million of certain older, out-of- production commercial, regional and business aircraft as held for sale and marking the assets to an estimated fair value.
(5)	The charges resulted from classifying approximately $125 million and $300 million of manufactured housing loans as held for sale in 2005 and 2004 and marking the loans to an estimated fair value. The $300 million in loans were sold in the first quarter of 2005 while $91 million of the $125 million was sold during the fourth quarter of 2005.
(6)	The gain on derivatives relates to the mark-to-market of specific cross-currency swaps that did not qualify for hedge accounting treatment.

NOTE 13 – SALARIES AND GENERAL OPERATING EXPENSES

The following table sets forth the components of salaries and general operating expenses.

(dollars in millions) Years Ended December 31,	2005	2004	2003

Salaries and employee benefits	$ 695.8	$ 612.2	$529.6
Other operating expenses	418.0	399.9	358.6

Total	$1,113.8	$1,012.1	$888.2

NOTE 14 – INCOME TAXES

The effective tax rate varied from the statutory federal corporate income tax rate as follows:

Percentage of Pretax Income Years Ended December 31,	2005	2004	2003

Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of
federal income tax benefit	3.1	3.2	3.7
Tax on global operations	(2.1)	1.4	1.0
Other	(3.2)	(0.6)	(0.7)

Effective tax rate	32.8%	39.0%	39.0%

76	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes is comprised of the following.

Years Ended December 31, (dollars in millions)	2005	2004	2003

Current federal income tax provision	$ 20.4	$ 1.5	$ –
Deferred federal income tax provision	295.7	321.0	265.1

Total federal income taxes	316.1	322.5	265.1
State and local income taxes	69.7	69.1	53.5
Foreign income taxes	78.4	91.6	46.4

Total provision for income taxes	$464.2	$483.2	$365.0

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below. Certain 2004 balances have been conformed to the current period presentation.

December 31, (dollars in millions)	2005	2004

Assets:
Net operating loss carryforwards	$ 428.2	$ 712.8
Provision for credit losses	216.8	208.5
Alternative minimum tax credits	162.0	142.0
Accrued liabilities and reserves	89.8	80.2
Other	171.4	177.7

Total deferred tax assets	1,068.2	1,321.2

Liabilities:
Operating leases	(968.4)	(930.0)
Leveraged leases	(483.7)	(501.2)
Loans and direct financing leases	(287.5)	(327.6)
Securitizations	(173.4)	(259.4)
Joint ventures	(74.1)	(72.4)
Other	(57.1)	(33.1)

Total deferred tax liabilities	(2,044.2)	(2,123.7)

Net deferred tax (liability)	$ (976.0)	$ (802.5)

At December 31, 2005, CIT had U.S. federal net operating losses of approximately $850 million, which expire in various years beginning in 2011. In addition, CIT has a deferred tax asset of approximately $131.5 million related to various state net operating losses that will expire in various years beginning in 2006. Federal and state operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to fully utilize the federal losses. Accordingly, CIT does not believe a valuation allowance is required with respect to these federal net operating losses. Based on management’s assessment as to realizability, the net deferred tax liability includes a valuation allowance of approximately $19.0 million and $7.4 million relating to state net operating losses at December 31, 2005 and 2004.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	77

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – RETIREMENT, OTHER POSTRETIREMENT AND OTHER BENEFIT PLANS

Retirement and Postretirement Medical and Life Insurance Benefit Plans

CIT has a number of funded and unfunded noncontributory defined benefit pension plans covering certain of its U.S. and non-U.S. employees, each of which is designed in accordance with the practices and regulations in the countries concerned. Retirement benefits under the defined benefit pension plans are based on the employee’s age, years of service and qualifying compensation. CIT’s funding policy is to make contributions to the extent such contributions are not less than the minimum required by applicable laws and regulations, are consistent with our long-term objective of ensuring sufficient funds to finance future retirement benefits, and are tax deductible as actuarially determined. Contributions are charged to the salaries and employee benefits expense on a systematic basis over the expected average remaining service period of employees expected to receive benefits.

The largest plan is the CIT Group Inc. Retirement Plan (the “Plan”), which accounts for 78% of the total benefit obligation at December 31, 2005. The Plan covers U.S. employees of CIT who have completed one year of service and have attained the age of 21. The Company also maintains a Supplemental Retirement Plan for employees whose benefit in the Plan is subject to Internal Revenue Code limitations.

The Plan has a “cash balance” formula that became effective January 1, 2001, at which time certain eligible members had the option of remaining under the Plan formula as in effect prior to January 1, 2001. Under the cash balance formula, each member’s accrued benefits as of December 31, 2000 were converted to a lump sum amount, and every year thereafter, the balance is credited with a percentage (5% to 8% depending on years of service) of the member’s “Benefits Pay” (comprised of base salary, plus certain annual bonuses, sales incentives and commissions). These balances also receive annual interest credits, subject to certain government limits. The interest credit was 4.88%, 5.11%, and 5.01% for the plan years ended December 31, 2005, 2004, and 2003, respectively. Upon termination or retirement after five years of employment, the amount credited to a member is to be paid in a lump sum or converted into an annuity at the option of the member.

CIT also provides certain healthcare and life insurance benefits to eligible retired U.S. employees. For most eligible retirees, the healthcare benefit is contributory and the life insurance benefit is noncontributory. Salaried participants generally become eligible for retiree healthcare benefits upon completion of ten years of continuous service after attaining age 50. Individuals hired prior to November 1999 become eligible for postretirement benefits after 11 years of continuous CIT service after age 44. Generally, the medical plan pays a stated percentage of most medical expenses, reduced by a deductible as well as by payments made by government programs and other group coverage. The retiree health care benefit includes a limit on CIT’s share of costs for all employees who retired after January 31, 2002. The plans are funded on a pay as you go basis.

The discount rate assumptions used for pension and postretirement benefit plan accounting reflect the prevailing rates available on high-quality, fixed-income debt instruments with maturities that match the benefit obligation. The rate of compensation used in the actuarial model for pension accounting is based upon the Company’s long-term plans for such increases, taking into account both market data and historical pay increases.

The disclosure and measurement dates included in this report for the Retirement and Postretirement Medical and Life Insurance Plans are December 31, 2005, 2004, and 2003.

The following tables set forth the change in benefit obligation, plan assets and funded status of the retirement plans as well as the net periodic benefit cost. All periods presented include amounts and assumptions relating to the Plan, the Supplemental Retirement Plan, an Executive Retirement Plan and various international plans.

78	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retirement Benefits (dollars in millions)

For the years ended December 31,	2005	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of period	$ 314.5	$ 273.0	$ 225.2
Service cost	19.6	17.7	15.6
Interest cost	17.1	15.6	14.4
Actuarial loss	3.3	18.0	23.9
Benefits paid	(5.9)	(5.1)	(4.6)
Plan settlements and curtailments	(18.2)	(6.2)	(4.5)
Termination benefits	2.3	–	–
Currency translation adjustment	(2.2)	1.5	2.2
Other	–	–	0.8

Benefit obligation at end of period	$ 330.5	$ 314.5	$ 273.0

Change in Plan Assets
Fair value of plan assets at beginning of period	$ 250.6	$ 212.8	$ 123.1
Actual return on plan assets	20.5	25.5	28.7
Employer contributions	26.1	23.0	69.4
Plan settlements	(18.0)	(6.2)	(4.5)
Benefits paid	(5.9)	(5.1)	(4.6)
Currency translation adjustment	(1.2)	0.6	0.7

Fair value of plan assets at end of period	$ 272.1	$ 250.6	$ 212.8

Reconciliation of Funded Status
Funded status	$ (58.4)	$ (63.9)	$ (60.2)
Unrecognized net actuarial loss	62.0	63.9	57.8
Unrecognized prior service cost	–	–	–

Net amount recognized	$ 3.6	$ –	$ (2.4)

Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$ 52.9	$ 51.3	$ 45.2
Accrued benefit liability	(53.8)	(55.1)	(48.9)
Intangible asset	–	–	–
Accumulated other comprehensive income	4.5	3.8	1.3

Net amount recognized	$ 3.6	$ –	$ (2.4)

Weighted-average Assumptions Used to Determine Benefit Obligations at Period End
Discount rate	5.67%	5.70%	5.96%
Rate of compensation increase	4.25%	4.25%	4.26%
Weighted-average Assumptions Used to Determine Net Periodic Pension Cost for Periods
Discount rate	5.69%	5.96%	6.45%
Rate of compensation increase	4.25%	4.26%	4.24%
Expected long-term return on plan assets	7.93%	7.95%	7.92%
Components of Net Periodic Benefit Cost
Service cost	$ 19.6	$ 17.7	$ 15.6
Interest cost	17.1	15.6	14.4
Expected return on plan assets	(19.2)	(16.2)	(9.4)
Amortization of net loss	2.8	2.8	3.5
Amortization of prior service cost	–	–	–
Settlement and Curtailment loss	0.4	–	–
Termination benefits	2.3	–	–

Total net periodic expense	$ 23.0	$ 19.9	$ 24.1

ITEM 8: Financial Statements and Supplementary Data	79

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected long-term rate of return assumptions for pension assets are based on projected asset allocation and historical and expected future returns for each asset class. Independent analysis of historical and projected asset class returns, inflation and interest rates are provided by our investment consultants and reviewed as part of the process to develop our assumptions.

The accumulated benefit obligation for all defined benefit pension plans was $286.8 million, $271.2 million, and $232.4 million, at December 31, 2005, 2004, and 2003, respectively. Plans with accumulated benefit obligations in excess of plan assets relate primarily to non-qualified U.S. plans and certain international plans. The Company decided not to fund certain of its non-US plans that had unfunded positions to the Accumulated Benefit Obligation (“ABO”) level, and as a result, recorded an AML (additional minimum liability) adjustment of $0.7 million, in accordance with FAS 87.

Retirement Benefits (dollars in millions)

For the years ended December 31,	2005	2004	2003
Expected Future Cashflows
Expected Company Contributions in the following fiscal year	$ 3.5	$ 4.0
Expected Benefit Payments
1st Year following the disclosure date	$ 24.2	$ 22.7
2nd Year following the disclosure date	$ 14.4	$ 13.5
3rd Year following the disclosure date	$ 14.2	$ 18.7
4th Year following the disclosure date	$ 16.0	$ 14.0
5th Year following the disclosure date	$ 16.4	$ 16.6
Years 6 thru 10 following the disclosure date	$120.3	$106.6
Pension Plan Weighted-average Asset Allocations
Equity securities	65.7%	59.7%	67.6%
Debt securities	28.3%	36.0%	32.1%
Real estate	–	–	–
Other	6.0%	4.3%	0.3%

Total pension assets	100.0%	100.0%	100.0%

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$ 71.6	$ 74.2	$ 61.2
Accumulated benefit obligation	57.0	59.0	47.4
Fair value of plan assets	10.9	9.9	7.1
Additional Information
(Decrease) increase in Minimum Liability Included in Other Comprehensive Income	$ 0.7	$ 2.5	$ (32.3)

CIT maintains a “Statement of Investment Policies and Objectives” which specifies investment guidelines pertaining to the investment, supervision and monitoring of pension assets so as to ensure consistency with the long-term objective of ensuring sufficient funds to finance future retirement benefits. The policy asset allocation guidelines allow for assets to be invested between 50% to 70% in Equities and 30% to 50% in Fixed-Income investments. The policy provides specific guidance related to asset class objectives, fund manager guidelines and identification of both prohibited and restricted transactions, and is reviewed on a periodic basis by both the Employee Benefits Plans Committee of CIT and the Plans’ external investment consultants to ensure the long-term investment objectives are achieved. Members of the Committee are appointed by the Chief Executive Officer of CIT and include the Chief Executive Officer, Chief Financial Officer, General Counsel, and other senior executives.

There were no direct investment in equity securities of CIT or its subsidiaries included in the pension plan assets at December 31, 2005, 2004, and 2003, respectively. CIT expects to contribute $3.5 million to its pension plans and $4.7 million to its other postretirement benefit plans in 2006.

80	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth data relating to postretirement plans.

Postretirement Benefits (dollars in millions)

For the years ended December 31,	2005	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of period	$ 59.9	$ 58.0	$ 48.1
Service cost	2.2	1.9	1.5
Interest cost	3.2	3.2	3.0
Actuarial loss	3.7	0.7	9.6
Employee contributions	1.0	0.8	–
Benefits paid	(6.8)	(4.7)	(4.2)
Plan amendments	(0.8)	–	–

Benefit obligation at end of period	$ 62.4	$ 59.9	$ 58.0

Change in Plan Assets
Fair value of plan assets at beginning of period	$ –	$ –	$ –
Benefits paid	(6.8)	(4.7)	(4.2)
Employee contributions	1.0	0.8	–
Employer contributions	5.8	3.9	4.2

Fair value of plan assets at end of period	$ –	$ –	$ –

Reconciliation of Funded Status
Funded status	$ (62.4)	$ (59.9)	$ (58.0)
Unrecognized prior service cost	(0.8)	–	–
Unrecognized net actuarial loss	18.4	15.6	15.5

Accrued cost	$ (44.8)	$ (44.3)	$ (42.5)

Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$ –	$ –	$ –
Accrued benefit liability	(44.8)	(44.3)	(42.5)
Intangible asset	–	–	–
Accumulated other comprehensive income	–	–	–

Net amount recognized	$ (44.8)	$ (44.3)	$ (42.5)

Weighted-average Assumptions Used to Determine Benefit Obligations at Period End
Discount rate	5.50%	5.50%	6.00%
Rate of compensation increase	4.25%	4.25%	4.25%
Weighted-average Assumptions Used to Determine Net Periodic Benefit Cost for Periods
Discount rate	5.50%	6.00%	6.50%
Rate of compensation increase	4.25%	4.25%	4.25%
Components of Net Periodic Benefit Cost
Service cost	$ 2.2	$ 1.9	$ 1.5
Interest cost	3.2	3.2	3.0
Amortization of prior service cost	–	–	–
Amortization of net loss	0.9	0.6	0.1

Total net periodic expense	$ 6.3	$ 5.7	$ 4.6

Assumed Health Care Trend Rates at Period End
Health care cost trend rate assumed for next year Pre-65	11.50%	12.00%	12.00%
Post-65	9.75%	10.00%	12.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018	2018

ITEM 8: Financial Statements and Supplementary Data	81

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The Company relies on both external and historical data to determine healthcare trend rates. A one-percentage point change in assumed healthcare cost trend rates would have the following estimated effects.

Postretirement Benefits (dollars in millions)

For the years ended December 31,	2005	2004	2003
Effect of One-percentage Point Increase on:
Period end postretirement benefit obligation	$ 2.6	$ 2.8	$ 2.7
Total of service and interest cost components	$ 0.2	$ 0.2	$ 0.1
Effect of One-percentage Point Decrease on:
Period end postretirement benefit obligation	$ (2.3)	$ (2.7)	$ (2.6)
Total of service and interest cost components	$ (0.1)	$ (0.2)	$ (0.1)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, CIT began prospective recognition of the effects of the subsidy in the third quarter 2004. Projected benefit payments and the effects of the Medicare Rx subsidy recognition are as follows:

For the years ended December 31,	2005	2004
Expected Future Cashflows:
Expected company contributions in the following fiscal year	$ 4.7	$ 4.0
Expected Benefit Payments:
Gross
In the first year following the disclosure date	$ 4.7	$ 4.0
In the second year following the disclosure date	4.9	4.2
In the third year following the disclosure date	5.0	4.5
In the fourth year following the disclosure date	5.2	4.7
In the fifth year following the disclosure date	5.2	4.8
In years six through ten following the disclosure date	27.6	24.2
Medicare Rx Subsidy
In the first year following the disclosure date	$ –	$ –
In the second year following the disclosure date	0.4	0.3
In the third year following the disclosure date	0.5	0.4
In the fourth year following the disclosure date	0.5	0.4
In the fifth year following the disclosure date	0.6	0.4
In years six through ten following the disclosure date	3.2	1.8
Net
In the first year following the disclosure date	$ 4.7	$ 4.0
In the second year following the disclosure date	4.5	3.9
In the third year following the disclosure date	4.5	4.1
In the fourth year following the disclosure date	4.7	4.3
In the fifth year following the disclosure date	4.6	4.4
In years six through ten following the disclosure date	24.4	22.4

82	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Savings Incentive Plan

CIT also has a number of defined contribution retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. The largest plan is the CIT Group Inc. Savings Incentive Plan, which qualifies under section 401(k) of the Internal Revenue Code and accounts for 79% of CIT’s total Savings Incentive Plan expense for the year ended December 31, 2005. CIT’s expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $20.0 million, $19.9 million and $16.9 million and for the years ended December 31, 2005, 2004 and 2003.

Corporate Annual Bonus Plan

The CIT Group Inc. Annual Bonus Plan and Discretionary Bonus Plan together make-up CIT’s annual cash bonus plan. The amount of awards depends on a variety of factors, including corporate performance and individual performance during the fiscal period for which awards are made and is subject to approval by the Compensation Committee of the Board of Directors. Bonus payments of $78.6 million for the year ended December 31, 2005, were paid in February 2006. For the year ended December 31, 2004, $74.4 million in bonuses were awarded.

Long-Term Equity Compensation Plan

CIT sponsors a Long-Term Equity Compensation Plan (the “ECP”). The ECP allows CIT to issue to employees up to 36,000,000 shares of common stock through grants of annual incentive awards, incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units. Of the 36,000,000 shares, no more than 5,000,000 shares may be issued in connection with awards of restricted stock, performance shares and performance units. Common stock issued under the ECP may be either authorized but unissued shares, treasury shares or any combination thereof. Options granted to employees in 2005 have a vesting schedule of one third per year for three years or a 3 year cliff, have a 10-year term from the date of grant and were issued with strike prices equal to the fair market value of the common stock on the date of grant or the date of quarterly earnings announced, whichever was later. Restricted stock granted to employees in 2004 has two or three-year cliff vesting. Performance Shares granted have a three-year performance-based vesting.

Data for the stock option plans is summarized as follows:

For the years ended December 31,	2005		2004
	Options	Weighted Average Price Per Option	Options	Weighted Average Price Per Option
Outstanding at beginning of period	19,863,907	$33.07	18,766,824	$30.48
January Grant	1,358,895	$41.89	1,895,632	$39.22
July Grant	2,056,229	$43.01	1,802,050	$37.60
Granted - Other	266,470	$42.34	673,624	$35.12
Exercised	(5,659,182)	$24.20	(2,970,754)	$23.52
Forfeited	(415,440)	$38.76	(303,469)	$36.67

Outstanding at end of period	17,470,879	$37.80	19,863,907	$33.07

Options exercisable at end of period	8,850,333	$39.88	8,201,726	$39.34

In 2005, 3,415,124 options were granted to employees as part of the long-term incentive process. In addition, 219,015 CIT options were granted to new hires as well as for retention purposes and 47,455 were issued to independent members of the Board of Directors. In 2004, 3,697,682 options were granted to employees as part of the long-term incentive process. In addition, 673,624 CIT options were granted to new hires as well as for retention purposes.

The weighted average fair value of new options granted was $8.35 and $7.51 for the years ended December 31, 2005 and 2004. The fair value of new options granted was determined at the date of grant using the Black-Scholes option-pricing model, based on the following assumptions. Due to limited Company history as a public company, no forfeiture rate was used.

ITEM 8: Financial Statements and Supplementary Data	83

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Expected Option Life Range	Average Dividend Yield	Expected Volatility Range	Risk Free Interest Rate Range
Option Issuance
2005
January, 2005	3-5 Years	1.53%	18.0%-20.6%	3.42%-3.72%
January, 2005 — Director Grant	10 Years	1.53%	21.5%	4.2%1
January, 2005 — Section 16b (named officers)	5.5-6.5 Years	1.53%	21.4%-22.1%	3.78%-3.91%
February, 2005	3-5 Years	1.58%	18.0%-20.6%	3.63%-3.87%
March, 2005 — Section 16b (named officers)	5.5-6.5 Years	1.53%	21.4%-22.1%	4.09%-4.18%
April, 2005	3-5 Years	1.61%	17.9%-20.3%	3.64%-3.85%
May, 2005	3-5 Years	1.60%	17.9%-20.3%	3.78%-3.91%
May, 2005 — Director Grant	10 Years	1.60%	21.5%	4.21%
July, 2005	3-5 Years	1.49%	17.5%-19.5%	3.93%-3.99%
July, 2005 — Director Grant	10 Years	1.49%	21.40%	4.20%
July, 2005 — Section 16b (named officers)	5.5-6.5 Years	1.49%	19.9%-21.2%	4.01%-4.05%
October, 2005	3-5 Years	1.76%	15.6%-19.2%	4.30%-4.34%
October, 2005 — Director Grant	10 Years	1.76%	21.8%	4.49%
December, 2005 — Director Grant	10 Years	1.57%	21.8%	4.56%
2004
January, 2004	3-5 Years	1.22%	21.5%-23.4%	2.20%-3.02%
February, 2004	3-5 Years	1.33%	21.5%-23.4%	2.16%-2.98%
February, 2004 — Director Grant	10 Years	1.33%	22.4%	4.02%
April, 2004	5 Years	1.48%	23.3%	3.52%
May, 2004	5 Years	1.51%	23.3%	3.96%
May, 2004 — Director Grant	10 Years	1.51%	22.4%	4.83%
July, 2004	3-5 Years	1.38%	20.5%-23.0%	3.10%-3.72%
September, 2004	3-5 Years	1.41%	20.5%-23.0%	2.83%-3.38%
October, 2004	3-5 Years	1.42%	18.4%-22.6%	2.78%-3.26%

The following table summarizes information about stock options outstanding and options exercisable at December 31, 2005 and 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
2005
$ 18.14 – $ 27.21	5,430,088	6.7	$ 22.31	3,442,824	$ 22.61
$ 27.22 – $ 40.83	5,924,823	7.7	$ 36.26	2,718,383	$ 35.66
$ 40.84 – $ 61.26	4,265,520	8.4	$ 44.26	838,678	$ 50.78
$ 61.27 – $ 91.91	1,720,626	2.3	$ 68.91	1,720,626	$ 68.91
$ 91.92 – $137.87	128,232	2.1	$130.89	128,232	$130.89
$137.88 – $206.82	1,590	2.4	$160.99	1,590	$160.99

	17,470,879			8,850,333

2004
$ 18.14 – $ 27.21	10,503,846	7.7	$ 22.35	4,076,055	$ 22.62
$ 27.22 – $ 40.83	6,608,016	8.7	$ 36.20	1,373,626	$ 34.66
$ 40.84 – $ 61.26	858,846	4.9	$ 51.24	858,846	$ 51.24
$ 61.27 – $ 91.91	1,758,648	3.3	$ 68.89	1,758,648	$ 68.89
$ 91.92 – $137.87	132,961	3.1	$131.01	132,961	$131.01
$137.88 – $206.82	1,590	3.4	$160.99	1,590	$160.99

	19,863,907			8,201,726

84	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

Changes were made to the Employee Stock Purchase Plan (“ESPP”) which will be effective January 1, 2006. Eligibility for participation in the ESPP includes all employees of CIT and its participating subsidiaries who are customarily employed for at least 20 hours per week, with the exception of those employees designated as highly compensated. The ESPP is available to employees in the United States and to certain international employees. Under the ESPP, CIT is authorized to issue up to 1,000,000 shares of common stock to eligible employees. Eligible employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on the last business day of the quarterly offering period. Previously, CIT gave employees 85% of the lower of the fair market value of CIT common stock on the first or last business day of the offering period. The amount of common stock that may be purchased by a participant through the plan is generally limited to $25,000 per year. A total of 103,883 shares were purchased under the plan in 2005 and 87,551 shares were purchased under the plan in 2004.

Restricted Stock

A new Performance Shares program was launched in February 2004 under the Long-Term Compensation Plan. Performance shares awarded totaled 761,635 and 693,328 for 2005 and 2004. These shares have a three-year performance-based vesting period. The performance targets are based upon a combination of consolidated return on tangible equity measurements and compounded annual EPS growth rates.

During 2005 and 2004, 143,236 and 59,163 restricted shares were awarded to employees under the Long-Term Equity Compensation Plan. These shares were awarded at the fair market value on the date of the grant and have a two or three-year cliff-vest period. In addition, 9,369 and 10,481 shares were granted during 2005 and 2004 to independent members of the Board of Directors, who elected to receive shares in lieu of cash compensation for their retainer. The restricted shares issued to directors in lieu of cash compensation vest on the first anniversary of the grant.

For the year ended December 31, 2005, 2004 and 2003, $43.3 million, $23.5 million and $8.8 million, respectively, of expenses are included in salaries and general operating expenses related to restricted stock.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The accompanying table summarizes the contractual amounts of credit-related commitments and purchase and funding commitments.

December 31,	2005			2004
	Due to Expire
(dollars in millions)	Within One Year	After One Year	Total Outstanding	Total Outstanding
Credit Related Commitments
Financing and leasing assets	$1,907.8	$8,524.2	$10,432.0	$8,428.3
Letters of credit and acceptances:
Standby letters of credit	452.8	117.5	570.3	618.3
Other letters of credit	474.9	2.4	477.3	588.3
Acceptances	20.1	–	20.1	16.4
Guarantees	194.6	11.9	206.5	133.1
Purchase and Funding Commitments
Aerospace purchase commitments	923.8	2,392.7	3,316.5	2,168.0
Other manufacturer purchase commitments	668.1	28.1	696.2	397.0
Sale-leaseback payments	41.2	549.5	590.7	495.4
Venture capital fund commitments	–	–	–	79.8

In addition to the amounts shown in the table above, unused, cancelable lines of credit to consumers in connection with a third-party vendor program, which may be used to finance additional technology product purchases, amounted to approximately $18.4 billion and $9.8 billion at December 31, 2005 and 2004. These uncommitted vendor-related lines of credit can be reduced or canceled by CIT at any time without notice. Our experience with this program indicates that customers typically will not exercise their entire available line of credit at any point in time.

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

ITEM 8: Financial Statements and Supplementary Data	85

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

minimize potential credit risk, CIT generally requires collateral and other forms of credit support from the customer.

Guarantees are issued primarily in conjunction with CIT’s factoring business, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. As of December 31, 2005, there were no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

CIT’s firm purchase commitments relate predominantly to purchases of rail equipment and commercial aircraft. The aerospace equipment purchases are contracted for a specific model aircraft, using a baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. These purchase commitments are fixed price, but are subject to customary price increases for future changes in inflation and manufacturing components. The delivery price of an aircraft may also change depending on the final specifications of the aircraft, including engine thrust, aircraft weight and seating configuration.

Equipment purchases are recorded at delivery date at the final purchase price paid, which includes purchase price discounts, price changes relating to specification changes and price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on estimated values.

Pursuant to existing contractual commitments, 66 aircraft will be purchased (19 in 2006), with lease commitments in place for fourteen of the 2006 deliveries. The order amount excludes CIT’s options to purchase additional aircraft. During 2005, CIT entered into a purchase commitment with Airbus Industrie for 29 aircraft to be delivered between 2007 and 2013 and with Delta Air Lines for ten Boeing 737 aircraft to be delivered in 2007 and 2008, all of which are included in the preceding table.

Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relates primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $590.7 million, or approximately $41 million per year through 2010 and declining thereafter through 2024. These lease payments are expected to be more than offset by rental income associated with re-leasing the assets, subject to actual railcar utilization and rentals. In conjunction with this sale-leaseback transaction, CIT has guaranteed all obligations of the related consolidated lessee entity.

CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 24 – Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT’s subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies.

NOTE 17 – LEASE COMMITMENTS

The following table presents future minimum rentals under noncancellable long-term lease agreements for premises and equipment at December 31, 2005.

For the years ended December 31, (dollars in millions)	Amount
2006	$ 48.5
2007	43.7
2008	37.3
2009	22.3
2010	18.3
Thereafter	170.2

Total	$340.3

In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to rent escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $17.0 million due in the future under noncancellable subleases.

Rental expense, net of sublease income on premises and equipment, was as follows.

For the years ended December 31, (dollars in millions)	2005	2004	2003
Premises	$ 34.6	$ 31.8	$ 34.0
Equipment	8.3	8.4	9.3
Less sublease income	(7.1)	(9.1)	(9.4)

Total	$ 35.8	$ 31.1	$ 33.9

86	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Estimated fair values, recorded carrying values and various assumptions used in valuing CIT’s financial instruments are set forth below.

December 31,	2005 Asset/(Liability)		2004 Asset/(Liability)
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Net finance receivables-loans(1)	$ 36,885.2	$ 36,689.1	$ 27,080.8	$ 27,186.5
Finance receivables-held for sale	1,620.3	1,620.3	1,640.8	1,640.8
Retained interest in securitizations and other investments(2)	1,152.7	1,152.7	1,228.2	1,228.2
Other assets(3)	1,160.7	1,160.7	1,133.5	1,133.5
Commercial paper(4)	(5,225.0)	(5,225.0)	(4,210.9)	(4,210.9)
Variable-rate senior notes (including accrued interest payable)(5)	(15,555.9)	(15,558.8)	(11,576.2)	(11,635.3)
Fixed-rate senior notes (including accrued interest payable)(5)	(23,148.2)	(23,332.8)	(22,037.2)	(22,659.1)
Non-recourse, secured borrowings – student lending (including accrued interest payable)	(4,087.9)	(4,087.9)	–	–
Preferred capital securities (including accrued interest payable)(6)	(257.5)	(277.9)	(261.3)	(280.3)
Credit balances of factoring clients and other liabilities(7)	(6,960.3)	(6,960.3)	(6,025.1)	(6,025.1)
Derivative financial instruments(8):
Interest rate swaps, net	(109.4)	(109.4)	(17.2)	(17.2)
Cross-currency swaps, net	(29.2)	(29.2)	369.9	369.9

Foreign exchange forwards, net	(74.7)	(74.7)	(161.8)	(161.8)
Natural gas commodity swap	(2.6)	(2.6)	–	–
Credit default swaps, net	(0.8)	(0.8)	5.4	5.4
Interest rate caps	–	–	0.2	0.2

(1)	The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 5.35% to 10.24% for December 31, 2005 and 3.90% to 8.65% for December 31, 2004. The maturities used represent the average contractual maturities adjusted for prepayments. For floating-rate loans that reprice frequently and have no significant change in credit quality, fair value approximates carrying value. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $6.8 billion at December 31, 2005 and $7.4 billion at December 31, 2004.

(2)	Fair values of retained interests in securitizations are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates. Other investment securities actively traded in a secondary market were valued using quoted available market prices.

(3)	Other assets subject to fair value disclosure include accrued interest receivable, certain investment securities and miscellaneous other assets. The carrying amount of accrued interest receivable approximates fair value. The carrying value of other assets not subject to fair value disclosure totaled $1.5 billion at December 31, 2005 and $1.6 billion at December 31, 2004.

(4)	The estimated fair value of commercial paper approximates carrying value due to the relatively short maturities.

(5)	The difference between the carrying value of fixed-rate senior notes, variable-rate senior notes and preferred capital securities and the corresponding balances reflected in the consolidated balance sheets is accrued interest payable. These amounts are excluded from the other liabilities balances in this table. Fixed-rate notes were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 4.33% to 5.84% at December 31, 2005 and 2.74% to 6.03% at December 31, 2004.

(6)	Preferred capital securities were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar issuances at the end of the year.

(7)	The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Other liabilities include accrued liabilities and deferred federal income taxes. Accrued liabilities and payables with no stated maturities have an estimated fair value that approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $1.1 billion and $0.9 billion December 31, 2005 and 2004. Letters of credit and guarantees are generally billed and collected on a monthly basis and therefore have no recorded value and zero net fair value.

(8)	CIT enters into derivative financial instruments for hedging purposes only. The estimated fair values are calculated internally using independent market data, or in limited instances, market values obtained from counterparties and represent the net amount receivable or payable to terminate the agreement, taking into account current market rates. See Note 9 – “Derivative Financial Instruments” for notional principal amounts associated with the instruments.

ITEM 8: Financial Statements and Supplementary Data	87

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT is a partner with Dell Inc. (“Dell”) in Dell Financial Services L.P. (“DFS”), a joint venture that offers financing to Dell’s customers. The joint venture provides Dell with financing and leasing capabilities that are complementary to its product offerings and provides CIT with a source of new financings. The joint venture agreement provides Dell with the option to purchase CIT’s 30% interest in DFS in February 2008 based on a formula tied to DFS profitability, within a range of $100 million to $345 million. CIT has the right to purchase a minimum percentage of DFS’s finance receivables on a declining scale through January 2010.

CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has limited recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income and losses generated by DFS as determined under GAAP are allocated 70% to Dell and 30% to CIT. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell, with one independent director. DFS is not consolidated in CIT’s financial statements and is accounted for under the equity method. At both December 31, 2005 and 2004, financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $2.0 billion and securitized assets included in managed assets were approximately $2.5 billion. CIT’s equity investment in and loans to the joint venture was approximately $214 million and $267 million at December 31, 2005 and 2004.

CIT also has a joint venture arrangement with Snap-on Incorporated (“Snap-on”) that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. The agreement with Snap-on was recently extended until January 2009. CIT and Snap-on have 50% ownership interests, 50% board of directors’ representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT’s financial statements. At December 31, 2005 and 2004, financing and leasing assets were approximately $1.0 billion and $1.1 billion. Securitized assets included in managed assets were $0.1 billion at both December 31, 2005 and 2004. In addition to the owned and securitized assets purchased from the Snap-on joint venture, CIT’s equity investment in and loans to the joint venture were approximately $14 million and $16 million at December 31, 2005 and 2004.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $280 million and $191 million at December 31, 2005 and 2004.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. Other assets included approximately $18 million and $19 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods at December 31, 2005 and 2004.

Certain shareholders of CIT provide investment management, banking and investment banking services in the normal course of business.

NOTE 20 – BUSINESS SEGMENT INFORMATION

Management’s Policy in Identifying Reportable Segments

CIT’s reportable segments are comprised of strategic business units or “verticals” that are aggregated into segments primarily based upon industry categories and to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing, and the nature of their regulatory environment. This segment reporting is consistent with the presentation to management.

The following segment reporting changes were made during 2005: a) the former Commercial Finance segment was separated into Commercial Services, primarily factoring, and Corporate Finance, which offers asset based lending, b) transferred the power, energy and infrastructure businesses from Capital Finance to Corporate Finance, c) transferred the healthcare portfolio from Equipment Finance to Corporate Finance, and d) transferred the remaining business aircraft portfolio from Equipment Finance to Capital Finance. Prior periods have been restated for the separation for Commercial Finance and the transfer of the power, energy and infrastructure businesses, but not the portfolio transfers. This updated presentation is consistent with the reporting to management.

Types of Products and Services

CIT has six reportable segments: Specialty Finance – Commercial, Specialty Finance – Consumer, Commercial Services, Corporate Finance, Capital Finance and Equipment Finance. Specialty Finance – Commercial, Capital Finance and Equipment Finance offer secured lending and leasing products to midsize and larger companies across a variety of industries,

88	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including aerospace, construction, rail, machine tool, business aircraft, technology, manufacturing and transportation. Commercial Services and Corporate Finance offer secured lending and receivables collection as well as other financial products and services to small and midsize companies. These include secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, debtor-in-possession and turnaround financing and management advisory services. The Specialty Finance –Consumer segment offers home lending products to consumers primarily through a network of brokers and correspondents and student lending through Student Loan Xpress.

Segment Profit and Assets

The selected financial information by business segment presented below is based upon the allocation of most corporate expenses. For the 2005 and 2004 periods, capital is allocated to the segments by applying different leverage ratios to each business unit using market capitalization and risk criteria. The capital allocations reflect the relative risk of individual asset classes within segments and range from approximately 2% of managed assets for U.S. government guaranteed loans to approximately 15% of managed assets for longer-term assets such as aerospace and rail. For 2003, capital was allocated using a uniform leverage ratio among the segments.

Corporate and Other results for 2005 include a reserve for credit losses of $34.6 million and a $6.8 million pretax securitization retained interest impairment charge relating to estimated Hurricanes Katrina and Rita losses. Also included is a pre-tax gain of $115.0 million on a sale of a real estate investment. Corporate and Other for 2004 included the reduction to the specific telecommunications reserve for credit losses and the first quarter gain on the call of debt. For 2003, Corporate and Other included an after-tax charge of $38.4 million related to the write-down of equity investments, an after-tax benefit of $30.8 million from a gain on a call of debt as well as unallocated expenses. For all periods shown, Corporate and Other includes the results of the venture capital business.

The business segments’ net finance income and net income for the year ended December 31, 2003 include the allocation (from Corporate and Other) of additional borrowing costs stemming from the 2002 disruption to the Company’s funding base and increased liquidity levels.

ITEM 8: Financial and Supplementary Data	89

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement totals and the consolidated managed assets. The selected financial information by business segment presented below reflects the allocation of most corporate expenses.

(dollars in millions)	Specialty Finance – Commercial	Specialty Finance – Consumer	Commercial Services	Corporate Finance	Capital Finance	Equipment Finance	Total Segments	Corporate and Other	Consolidated
Year Ended December 31, 2005
Net finance income	$ 1,158.3	$ 200.9	$ 143.6	$ 309.2	$ 580.1	$ 168.3	$ 2,560.4	$ 42.8	$ 2,603.2
Depreciation on operating lease equipment	567.3	–	–	11.3	354.9	34.5	968.0	–	968.0
Provision for credit losses	93.2	34.6	22.9	3.2	4.6	21.1	179.6	37.4	217.0

Other revenue	385.7	72.1	290.9	138.9	(50.1)	116.4	953.9	183.5	1,137.4

Income taxes	(196.6)	(41.7)	(112.0)	(108.9)	41.2	(58.6)	(476.6)	12.4	(464.2)

Net income (loss)	326.6	66.7	184.7	177.1	129.9	98.2	983.2	(46.8)	936.4

Total financing and leasing assets	10,378.8	13,943.8	6,690.0	9,549.5	10,484.4	4,534.2	55,580.7	–	55,580.7
Total managed assets	14,300.4	14,782.6	6,690.0	9,590.7	10,484.4	7,018.3	62,866.4	–	62,866.4
Year Ended December 31, 2004
Net finance income	$ 1,200.2	$ 132.5	$ 111.6	$ 266.2	$ 485.1	$ 217.2	$ 2,412.8	$ 87.9	$ 2,500.7
Depreciation on operating lease equipment	589.9	–	–	4.3	319.1	52.1	965.4	–	965.4
Provision for credit losses	109.2	32.7	23.4	24.5	7.3	53.2	250.3	(36.1)	214.2

Other revenue	290.9	43.6	284.9	119.9	34.2	111.3	884.8	2.3	887.1

Income taxes	(158.9)	(30.3)	(103.8)	(102.3)	(35.4)	(49.5)	(480.2)	(3.0)	(483.2)

Net income (loss)	268.3	46.3	161.1	148.6	87.0	81.5	792.8	(39.2)	753.6

Total financing and leasing assets	11,172.8	5,374.5	6,204.1	6,737.9	8,747.2	6,924.4	45,160.9	–	45,160.9

Total managed assets	15,338.3	6,603.2	6,204.1	6,737.9	8,747.2	9,839.9	53,470.6	–	53,470.6

Year Ended December 31, 2003
Net finance income	$ 1,222.2	$ 65.1	$ 99.3	$ 254.6	$ 378.4	$ 228.4	$ 2,248.0	$ 112.6	$ 2,360.6
Depreciation on operating lease equipment	718.2	–	–	–	268.8	70.5	1,057.5	–	1,057.5
Provision for credit losses	132.8	26.5	27.6	46.5	12.3	125.7	371.4	15.9	387.3

Other revenue	350.7	82.0	237.2	120.8	33.4	115.8	939.9	(80.6)	859.3

Income taxes	(146.8)	(20.0)	(81.5)	(94.7)	(27.0)	(24.6)	(394.6)	29.6	(365.0)

Net income (loss)	225.3	35.6	127.6	147.7	42.3	38.5	617.0	(50.1)	566.9

Total financing and leasing assets	9,504.1	2,814.3	6,325.8	6,314.1	8,167.9	6,957.7	40,083.9	–	40,083.9
Total managed assets	14,062.0	4,681.9	6,325.8	6,314.1	8,167.9	10,183.9	49,735.6	–	49,735.6

Finance income and other revenues derived from United States based financing and leasing assets were $4,617.6 million, $3,864.4 million and $3,695.2 million for the years ended December 31, 2005, 2004 and 2003. Finance income and other revenues derived from foreign based financing and leasing assets, were $1,055.6 million, $850.2 million and $944.0 million for the years ended December 31, 2005, 2004 and 2003.

During the third quarter of 2005, management initiated actions to sell $190 million of older, out-of-production aircraft and $125 million in manufactured housing receivables. These assets were reclassified to Financing and Leasing Assets Held for Sale and marked to estimated fair value, which resulted in pretax losses recorded in other revenue of $86.6 million in Capital Finance related to aircraft and $20.0 million in Specialty Finance – Commercial related to the manufactured housing receivables. The estimated fair values were developed from relevant market information, including third party sales for similar equipment, published appraisal data and other relevant market place data.

90	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – LEGAL PROCEEDINGS

NorVergence Related Litigation

On September 9, 2004, Exquisite Caterers Inc. et al. v. Popular Leasing Inc. et al. (“Exquisite Caterers”), a putative national class action, was filed against 13 financial institutions, including CIT, which had acquired equipment leases (“NorVergence Leases”) from NorVergence, Inc., a reseller of telecommunications and Internet services to businesses. The complaint alleged that NorVergence misrepresented the capabilities of the equipment leased to its customers and overcharged for the equipment, and that the NorVergence Leases are unenforceable. Plaintiffs seek rescission, punitive damages, treble damages and attorneys’ fees. In addition, putative class action suits in Illinois and Texas, all based upon the same core allegations and seeking the same relief, were filed by NorVergence customers against CIT and other financial institutions. The Court in Exquisite Caterers certified a New Jersey-only class, and a motion for decertification is pending.

On July 14, 2004, the U.S. Bankruptcy Court ordered the liquidation of NorVergence under Chapter 7 of the Bankruptcy Code. Thereafter, the Attorneys General of several states commenced investigations of NorVergence and the financial institutions, including CIT, that purchased NorVergence Leases. CIT has entered into settlement agreements with the Attorneys General in each of these states, except for Texas. Under those settlements, lessees in those states have had an opportunity to resolve all claims by and against CIT by paying a percentage of the remaining balance on their leases. CIT has also produced documents for transactions related to NorVergence at the request of the Federal Trade Commission (“FTC”) and pursuant to a subpoena in a grand jury proceeding being conducted by the U.S. Attorney for the Southern District of New York in connection with an investigation of transactions related to NorVergence. CIT has entered into a settlement agreement with respect to the Exquisite Catering case and the Texas putative class action. Such settlement is subject to court approval and is not expected to have a material adverse financial effect on CIT.

Other Litigation

In addition, there are various legal proceedings against CIT, which have arisen in the ordinary course of business. While the outcomes of the ordinary course legal proceedings and the related activities are not certain, based on present assessments, management does not believe that they will have a material adverse financial effect on CIT.

ITEM 8: Financial Statements and Supplementary Data	91

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – GOODWILL AND INTANGIBLE ASSETS

The following tables summarize goodwill and intangible assets, net balances by segment.

(dollars in millions):	Specialty Finance – Commercial	Specialty Finance – Consumer	Commercial Services	Corporate Finance	Total
Goodwill
Balance at December 31, 2003	$ 12.7	$ –	$ 261.6	$ 108.8	$ 383.1
Acquisitions, other	49.6	–	–	–	49.6

Balance at December 31, 2004	62.3	–	261.6	108.8	432.7
Acquisitions, other	(8.0)	270.7	(0.1)	99.8	362.4

Balance at December 31, 2005	$ 54.3	$270.7	$ 261.5	$ 208.6	$ 795.1

Intangible Assets
Balance at December 31, 2003	$ –	$ –	$ 104.6	$ –	$ 104.6
Additions	72.1	–	0.4	–	72.5
Amortization	(4.1)	–	(9.2)	–	(13.3)

Balance at December 31, 2004	68.0	–	95.8	–	163.8
Additions	(13.3)	29.4	30.3	27.4	73.8
Amortization	(9.2)	(0.5)	(10.6)	(0.9)	(21.2)

Balance at December 31, 2005	$ 45.5	$ 28.9	$ 115.5	$ 26.5	$ 216.4

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is no longer amortized but instead is assessed periodically for impairment. The Company periodically reviews and evaluates its goodwill and intangible assets for potential impairment at a minimum annually, or more frequently if circumstances indicate that impairment is possible. The most recent goodwill and intangible asset impairment analyses as of October 1, 2005 indicated that the fair values of each were in excess of the carrying values. The increase in Specialty Finance – Consumer goodwill during 2005 was due to the Student Lending Xpress business acquisition while the increase in Corporate Finance was due to the Healthcare Business Credit Corporation acquisition. The increase in Specialty Finance – Commercial goodwill during 2004 was primarily due to a Western European vendor finance and leasing business acquisition. Certain fair value adjustments relating to this acquisition were modified during 2005, resulting in the reduction to goodwill in 2005.

Other intangible assets, net, are comprised primarily of acquired customer relationships (Specialty Finance and Commercial Services), as well as proprietary computer software and related transaction processes (Commercial Services). The increase was primarily related to acquisitions: a student lending acquisition in Specialty Finance – Consumer, a healthcare acquisition in Corporate Finance and a factoring acquisition in Commercial Services. Other intangible assets are being amortized over their corresponding lives ranging from five to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $21.2 million, $13.3 million and $4.9 million for the years ended December 31, 2005, 2004 and 2003. Accumulated amortization totaled $44.9 million and $23.7 million at December 31, 2005 and 2004. The projected amortization for the years ended December 31, 2006 through December 31, 2010 is: $21.6 million for 2006; $18.5 million for 2007; $18.8 million for 2008 $19.1 million for 2009 and $19.3 million for 2010. The increase in other intangible assets during 2004 was due primarily to customer relationships acquired in the Western European vendor finance and leasing business acquisition and in a purchase of a technology leasing business. Certain fair value adjustments relating to this acquisition were modified during 2005, resulting in the reduction to intangible assets in 2005.

Healthcare Acquisition

In July 2005, CIT acquired, for cash, Healthcare Business Credit Corporation (“HBCC”), a full service health care financing company that specializes in asset-based and cash flow financing to U.S. healthcare providers. The HBCC acquisition was accounted for under the purchase method, with the acquired assets and liabilities recorded at their estimated fair values as of the acquisition date. The assets acquired included approximately $500 million of finance receivables and $127 million of goodwill and intangible assets.

Student Lending Acquisition

In February 2005, CIT acquired Education Lending Group, Inc. (“EDLG”), a specialty finance company principally engaged in providing education loans (primarily U.S. government guaranteed), products and services to students, parents, schools and alumni associations. The shareholders of EDLG received $19.05 per share or approximately $383 million in cash. The acquisition

92	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was accounted for under the purchase method, with the acquired assets and liabilities recorded at their estimated fair values as of the February 17, 2005 acquisition date. The assets acquired included approximately $4.4 billion of finance receivables and $300 million of goodwill and intangible assets.

During 2005, segment reporting was modified in conjunction with various business realignments. The December 31, 2004 balances have been conformed to the current presentation. See Note 20 – Business Segment Information for additional information.

NOTE 23 – SEVERANCE AND FACILITY RESTRUCTURING RESERVES

The following table summarizes previously established purchase accounting liabilities (pre-tax) related to severance of employees and closing facilities, as well as 2004 and 2005 restructuring activities:

	Severance		Facilities
(dollars in millions)	Number of Employees	Reserve	Number of Facilities	Reserve	Total Reserves
Balance December 31, 2003	43	$ 2.3	12	$ 7.2	$ 9.5
2004 additions	175	15.2	6	4.5	19.7
2004 utilization	(89)	(5.3)	(3)	(6.0)	(11.3)

Balance December 31, 2004	129	12.2	15	5.7	17.9
2005 additions	191	21.6	–	2.0	23.6
2005 utilization	(297)	(25.7)	(6)	(2.6)	(28.3)

Balance December 31, 2005	23	$ 8.1	9	$ 5.1	$ 13.2

The additions during 2005 are largely employee termination benefits related to the realignment of the Commercial Finance Group business segments and other business streamlining activities ($20.3 million, which was recorded in the quarter ended June 30, 2005 as part of the $25.2 million restructuring charge recorded in Corporate and Other). The 2005 addition also included facility exit plan refinements relating to the acquired Western European vendor finance and leasing business, which were recorded as fair value adjustments to purchased liabilities / adjustments to goodwill. The employee termination benefits were largely paid during the quarter ended September 30, 2005. The facility reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining lease terms, generally 6 years.

The additions to restructuring reserves in 2004 relate to two initiatives: (1) the second quarter combination of the former Structured Finance with Capital Finance and a back-office restructuring in Commercial Finance ($4.1 million) and (2) the third quarter acquisition of a Western European vendor finance and leasing business ($15.6 million). Costs related to the Capital Finance combination were included in current period earnings, while restructuring liabilities related to the vendor finance and leasing business acquisition were established under purchase accounting in conjunction with fair value adjustments to purchased assets and liabilities.

NOTE 24 – SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (UNAUDITED)

The following presents condensed consolidating financial information for CIT Holdings LLC. CIT has guaranteed on a full and unconditional basis the existing debt securities that were registered under the Securities Act of 1933 and certain other indebtedness of this subsidiary. CIT has not presented related financial statements or other information for this subsidiary on a stand-alone basis. The remaining debt associated with Capita Corporation (formerly AT&T Capital Corporation), a subsidiary previously disclosed, matured in 2005 and prior period amounts associated with this subsidiary are included in the “Other Subsidiaries” column in the tables that follow. Also included under “Other Subsidiaries” is a 100%-owned finance subsidiary of CIT Group Inc., Canadian Funding Company LLC, for which CIT has fully and unconditionally guaranteed the debt securities.

ITEM 8: Financial Statements and Supplementary Data	93

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(dollars in millions)	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total

December 31, 2005
ASSETS
Net finance receivables	$ 1,041.7	$2,360.3	$40,270.8	$ –	$43,672.8
Operating lease equipment, net	–	175.4	9,460.3	–	9,635.7
Finance receivables held for sale	–	75.3	1,545.0	–	1,620.3
Cash and cash equivalents	2,502.9	129.6	1,026.1	–	3,658.6
Other assets	10,293.1	272.1	1,196.7	(6,962.7)	4,799.2

Total Assets	$13,837.7	$3,012.7	$53,498.9	$(6,962.7)	$63,386.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$35,701.2	$4,336.4	$ 7,826.9	$ –	$47,864.5
Credit balances of factoring clients	–	–	4,187.8	–	4,187.8
Accrued liabilities and payables	(28,826.2)	(1,773.5)	34,921.5	–	4,321.8

Total Liabilities	6,875.0	2,562.9	46,936.2	–	56,374.1
Minority interest	–	–	49.8	–	49.8
Total Stockholders’ Equity	6,962.7	449.8	6,512.9	(6,962.7)	6,962.7

Total Liabilities and Stockholders’ Equity	$13,837.7	$3,012.7	$53,498.9	$(6,962.7)	$63,386.6

December 31, 2004
ASSETS
Net finance receivables	$ 1,121.1	$1,682.7	$31,627.2	$ –	$34,431.0
Operating lease equipment, net	–	130.8	8,160.1	–	8,290.9
Finance receivables held for sale	–	72.0	1,568.8	–	1,640.8
Cash and cash equivalents	1,311.4	127.5	771.3	–	2,210.2
Other assets	9,536.8	316.2	740.5	(6,055.1)	4,538.4

Total Assets	$11,969.3	$2,329.2	$42,867.9	$(6,055.1)	$51,111.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$34,699.1	$1,383.8	$ 1,641.9	$ –	$37,724.8
Credit balances of factoring clients	–	–	3,847.3	–	3,847.3
Accrued liabilities and payables	(28,784.9)	(591.3)	32,819.9	–	3,443.7

Total Liabilities	5,914.2	792.5	38,309.1	–	45,015.8
Minority interest	–	–	40.4	–	40.4
Total Stockholders’ Equity	6,055.1	1,536.7	4,518.4	(6,055.1)	6,055.1

Total Liabilities and Stockholders’ Equity	$11,969.3	$2,329.2	$42,867.9	$(6,055.1)	$51,111.3

94	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME

(dollars in millions)	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total

Year Ended December 31, 2005
Finance income	$ 41.0	$242.5	$4,231.7	$ –	$4,515.2
Interest expense	(56.1)	82.6	1,885.5	–	1,912.0

Net finance income	97.1	159.9	2,346.2	–	2,603.2
Depreciation on operating lease equipment	–	48.2	919.8	–	968.0

Net finance margin	97.1	111.7	1,426.4	–	1,635.2
Provision for credit losses	18.1	13.7	185.2	–	217.0

Net finance margin, after provision for credit losses	79.0	98.0	1,241.2	–	1,418.2
Equity in net income of subsidiaries	973.3	–	–	(973.3)	–
Other revenue	38.2	109.8	989.4	–	1,137.4

Operating margin	1,090.5	207.8	2,230.6	(973.3)	2,555.6
Operating expenses	154.4	79.9	879.5	–	1,113.8
Provision for restructuring	–	–	25.2	–	25.2

Income (loss) before provision for income taxes	936.1	127.9	1,325.9	(973.3)	1,416.6
Benefit (provision) for income taxes	13.0	(46.6)	(430.6)	–	(464.2)
Minority interest, after tax	–	–	(3.3)	–	(3.3)
Dividends on preferred capital securities, after tax	(12.7)	–	–	–	(12.7)

Net income	$ 936.4	$ 81.3	$ 892.0	$(973.3)	$ 936.4

Year Ended December 31, 2004
Finance income	$ 38.3	$187.5	$3,535.0	$ –	$3,760.8
Interest expense	(150.3)	10.9	1,399.5	–	1,260.1

Net finance income	188.6	176.6	2,135.5	–	2,500.7
Depreciation on operating lease equipment	–	43.8	921.6	–	965.4

Net finance margin	188.6	132.8	1,213.9	–	1,535.3
Provision for credit losses	27.5	12.0	174.7	–	214.2

Net finance margin, after provision for credit losses	161.1	120.8	1,039.2	–	1,321.1
Equity in net income of subsidiaries	691.7	–	–	(691.7)	–
Other revenue	65.6	86.9	734.6	–	887.1

Operating margin	918.4	207.7	1,773.8	(691.7)	2,208.2
Operating expenses	167.1	67.7	777.3	–	1,012.1
Gain on redemption of debt	41.8	–	–	–	41.8

Income (loss) before provision for income taxes	793.1	140.0	996.5	(691.7)	1,237.9
Provision for income taxes	(39.5)	(54.6)	(389.1)	–	(483.2)
Minority interest, after tax	–	–	(1.1)	–	(1.1)

Net income	$ 753.6	$ 85.4	$ 606.3	$(691.7)	$ 753.6

ITEM 8: Financial Statements and Supplementary Data	95

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME (continued)

		CIT
	CIT	Holdings	Other
(dollars in millions)	Group Inc.	LLC	Subsidiaries	Eliminations	Total

Year Ended December 31, 2003
Finance income	$ 89.0	$195.0	$3,425.3	$ –	$3,709.3
Interest expense	(23.3)	6.6	1,365.4	–	1,348.7

Net finance income	112.3	188.4	2,059.9	–	2,360.6
Depreciation on operating lease equipment	–	68.5	989.0	–	1,057.5

Net finance margin	112.3	119.9	1,070.9	–	1,303.1
Provision for credit losses	36.7	14.6	336.0	–	387.3

Net finance margin, after provision for credit losses	75.6	105.3	734.9	–	915.8
Equity in net income of subsidiaries	481.3	–	–	(481.3)	–
Other revenue	10.0	95.7	753.6	–	859.3

Operating margin	566.9	201.0	1,488.5	(481.3)	1,775.1
Operating expenses	28.0	90.3	769.9	–	888.2
Gain on redemption of debt	50.4	–	–	–	50.4

Income (loss) before provision for income taxes	589.3	110.7	718.6	(481.3)	937.3
Provision for income taxes	(22.4)	(43.2)	(299.4)	–	(365.0)
Minority interest, after tax	–	–	(5.4)	–	(5.4)

Net income	$ 566.9	$ 67.5	$ 413.8	$(481.3)	$ 566.9

96	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(dollars in millions)	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total

Year Ended December 31, 2005
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$ 8,027.2	$ 385.0	$(5,498.9)	$ –	$ 2,913.3

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	61.1	(760.8)	(4,439.2)	–	(5,138.9)
Decrease in inter-company loans and investments	(7,675.4)	–	–	7,675.4	–
Other	–	–	154.0	–	154.0

Net cash flows (used for) provided by investing activities	(7,614.3)	(760.8)	(4,285.2)	7,675.4	(4,984.9)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	1,002.1	2,952.6	1,070.1	–	5,024.8
Net loans extended – pledged in conjunction with secured borrowings	–	–	(1,708.1)	–	(1,708.1)
Inter-company financing	–	(2,574.7)	10,250.1	(7,675.4)	–
Cash dividends paid	(128.7)	–	–	–	(128.7)
Other	(94.8)	–	115.7	–	20.9

Net cash flows provided by (used for) financing activities	778.6	377.9	9,727.8	(7,675.4)	3,208.9

Net increase (decrease) in cash and cash equivalents	1,191.5	2.1	(56.3)	–	1,137.3
Unrestricted cash and cash equivalents, beginning of period	1,311.4	127.5	771.3	–	2,210.2

Unrestricted cash and cash equivalents, end of period	$ 2,502.9	$ 129.6	$ 715.0	$ –	$ 3,347.5

Year Ended December 31, 2004
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(1,110.9)	$ 116.1	$ 2,612.5	$ –	$ 1,617.7

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	433.0	(389.4)	(5,139.9)	–	(5,096.3)
Decrease in inter-company loans and investments	(3,527.0)	–	–	3,527.0	–
Other	–	–	41.6	–	41.6

Net cash flows (used for) provided by investing activities	(3,094.0)	(389.4)	(5,098.3)	3,527.0	(5,054.7)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	4,147.3	177.7	(473.7)	–	3,851.3
Inter-company financing	–	(4.4)	3,531.4	(3,527.0)	–
Cash dividends paid	(110.9)	–	–	–	(110.9)
Other	–	–	(66.9)	–	(66.9)

Net cash flows provided by (used for) financing activities	4,036.4	173.3	2,990.8	(3,527.0)	3,673.5

Net (decrease) increase in cash and cash equivalents	(168.5)	(100.0)	505.0	–	236.5
Cash and cash equivalents, beginning of period	1,479.9	227.5	266.3	–	1,973.7

Cash and cash equivalents, end of period	$ 1,311.4	$ 127.5	$ 771.3	$ –	$ 2,210.2

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	97

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)

(dollars in millions)	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total

Year Ended December 31, 2003
Cash Flows From Operating Activities:
Net cash flows provided by operations	$ 979.0	$ 275.3	$ 1,227.9	$ –	$ 2,482.2

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	(986.6)	(366.6)	(2,944.2)	–	(4,297.4)
Decrease in inter-company loans and investments	(2,775.7)	–	–	2,775.7	–
Other	–	–	14.8	–	14.8

Net cash flows (used for) provided by investing activities	(3,762.3)	(366.6)	(2,929.4)	2,775.7	(4,282.6)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	3,054.1	(910.8)	(300.4)	–	1,842.9
Inter-company financing	–	935.9	1,839.8	(2,775.7)	–
Cash dividends paid	(101.8)	–	–	–	(101.8)
Other	–	–	(3.6)	–	(3.6)

Net cash flows provided by (used for) financing activities	2,952.3	25.1	1,535.8	(2,775.7)	1,737.5

Net (decrease) increase in cash and cash equivalents	169.0	(66.2)	(165.7)	–	(62.9)
Cash and cash equivalents, beginning of period	1,310.9	293.7	432.0	–	2,036.6

Cash and cash equivalents, end of period	$ 1,479.9	$ 227.5	$ 266.3	$ –	$ 1,973.7

98	CIT GROUP INC 2005

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data are presented below.

	Year Ended December 31, 2005

	First	Second	Third	Fourth
(dollars in millions, except per share data)	Quarter	Quarter	Quarter	Quarter

Net finance margin	$ 398.9	$ 391.7	$ 415.7	$ 428.9
Provision for credit losses	45.3	47.2	69.9	54.6
Other revenue	276.5	332.6	239.5	288.8
Salaries and general operating expenses	264.0	268.8	281.1	299.9
Provision for restructuring	–	25.2	–	–
Provision for income taxes	(137.6)	(132.9)	(86.8)	(106.9)
Minority interest after tax	(0.9)	(1.1)	(0.8)	(0.5)
Preferred stock dividends	–	–	(5.2)	(7.5)
Net income available to common stockholders	$ 227.6	$ 249.1	$ 211.4	$ 248.3
Net income per diluted common share	$ 1.06	$ 1.16	$ 1.02	$ 1.21

The 2005 first, second and third quarter information reflects amendments from originally filed Form 10-Q reports, primarily related to certain derivative transactions that did not qualify for hedge accounting. The amendments largely impacted other revenue and amounted to an increase in diluted earnings per share (EPS) of $0.08 and $0.13 for the first and second quarters and a decrease of $0.04 EPS for the third quarter. These derivative transactions decreased fourth quarter EPS by $0.06. Year-to-date EPS increased by $0.11 as a result of these adjustments. See Item 9A. — Controls and Procedures.

	Year Ended December 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net finance margin	$ 363.1	$ 371.0	$ 393.4	$ 407.8
Provision for credit losses	85.6	65.7	60.2	2.7
Other revenue	231.1	236.5	216.7	202.8
Salaries and general operating expenses	240.0	252.4	248.1	271.6
Gain on debt call	41.8	–	–	–
Provision for income taxes	(121.1)	(112.8)	(117.7)	(131.6)
Minority interest after tax	–	–	(0.2)	(0.9)
Net income available to common stockholders	$ 189.3	$ 176.6	$ 183.9	$ 203.8
Net income per diluted common share	$ 0.88	$ 0.82	$ 0.86	$ 0.95

	Year Ended December 31, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net finance margin	$ 300.5	$ 326.5	$ 329.0	$ 347.1
Provision for credit losses	103.0	100.6	82.9	100.8
Other revenue	235.5	217.6	220.7	185.5
Salaries and general operating expenses	220.4	214.5	224.2	229.1
Gain on debt call	–	–	–	50.4
Provision for income taxes	(82.9)	(89.3)	(94.6)	(98.2)
Dividends on preferred capital securities, after tax	(2.7)	(2.7)	–	–
Minority interest after tax	–	(0.1)	(0.2)	0.3
Net income available to common stockholders	$ 127.0	$ 136.9	$ 147.8	$ 155.2
Net income per diluted common share	$ 0.60	$ 0.65	$ 0.69	$ 0.72

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	99

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of CIT is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. We believe that this evaluation provides a reasonable basis for our opinion.

Based on the assessment performed, management concluded that as of December 31, 2005 the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 51 through 52.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Income Tax Accounting

As of the end of the period covered by this report, we have remediated the material weakness in the Company’s internal control over income tax deferred assets and liabilities that existed as of December 31, 2004. Our remediation during 2005 focused on developing a reconciliation between the tax basis and book basis of each component of the Company’s balance sheet with the deferred tax asset and liability accounts. Key elements of our remediation actions included the following:

•	Hired and trained additional tax personnel;
•	Enhanced tax reporting systems and implemented processes and controls with respect to income tax reporting and compliance;
•	Computed the book to tax basis differences on an asset and liability transactional level and further automated the related calculations and controls;
•	Documented and tested remediated tax reporting internal controls; and
•	Updated and formalized tax accounting policies and procedures.

With respect to our 2004 financial statements, management performed alternative analyses and reconcilations of the income tax balance sheet and income statement accounts and based thereon concluded that no material adjustments to the Company's reported balance sheet or net income as of or for the year ended December 31, 2004 was required.

100	CIT GROUP INC 2005

Derivative Hedge Accounting

As of the end of the period covered by this report, we have remediated the material weakness relating to derivative documentation and hedge accounting treatment that is described below. Our remediation actions included the following:

•	All of the subject compound swaps have been replaced with corresponding stand alone replacement swaps (a cross-currency basis swap and an interest rate swap, both with zero fair value at inception), which qualify for hedge accounting treatment under SFAS 133.
•	We do not intend to transact compound swaps prospectively and have communicated a formal prohibition against such transactions to the appropriate treasury, accounting, and legal personnel.
•	We have updated our derivative policy manual to specifically prohibit the use of compound swaps.
•	We have conducted training sessions with the appropriate treasury, accounting, legal and internal audit personnel with respect to the above to ensure that we evaluate and document derivative transactions in compliance with SFAS 133.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the fourth quarter of 2005, we learned of an interpretation with respect to applying the “matched terms” approach in hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). We reviewed our accounting for certain cross-currency interest rate swaps (“compound swaps” or “compound derivatives”) under SFAS 133.

We determined that certain compound swaps were not appropriately accounted for, even though these swaps were highly effective economic hedges of the interest rate and currency exchange risks associated with corresponding foreign denominated debt. We documented these swaps originally as “matched terms” hedges, which assumes no hedge ineffectiveness. The swaps would have qualified for “long-haul” hedge accounting, with ineffectiveness reflected in current earnings. However, the swaps did not qualify for hedge accounting treatment from their inception, as SFAS 133 does not allow for retroactive documentation modifications.

The elimination of hedge accounting from inception of the compound swaps resulted in the restatement of previously-issued financial statements in each of the first three quarterly periods of 2005 to reflect the elimination of adjustments to the corresponding debt under SFAS 133 fair value hedge accounting for changes in interest rates during each period. These adjustments to earnings which amounted to $26.7 million after tax, will reduce future earnings by an equal amount through 2015.

In connection with the restatement as filed on December 13, 2005, under the direction of our principal executive officer and our principal financial officer, we determined that the above condition constituted a material weakness in internal control with respect to our accounting treatment and related hedge documentation for certain cross-currency swaps as of December 31, 2004.

Other than the changes discussed above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None

101

Part Three

ITEM 10. Directors and Executive Officers of the Registrant

The information called for by Item 10 is incorporated by reference from the information under the caption “Election of Directors” and “Election of Directors – Executive Officers” in our Proxy Statement for our 2006 annual meeting of stockholders.

ITEM 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the information under the caption “Compensation of Directors and Executive Officers” in our Proxy Statement for our 2006 annual meeting of stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the information under the caption “Principal Shareholders” in our Proxy Statement for our 2006 annual meeting of stockholders.

ITEM 13. Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for our 2006 annual meeting of stockholders.

ITEM 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption “Appointment of Independent Accountants” in our Proxy Statement for our 2006 annual meeting of stockholders.

102	CIT GROUP INC 2005

Part Four

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

1.	The following financial statements of CIT and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and December 31, 2004.

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements

2.	All schedules are omitted because they are not applicable or because the required information appears in the Consolidated Financial Statements or the notes thereto.

(b) Exhibits

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.3	Certificate of Designations relating to the Company’s 6.350% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

3.4	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

4.1	Form of Certificate of Common Stock of CIT (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

4.2	Indenture dated as of August 26, 2002 by and among CIT Group Inc., J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.), as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

4.3	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (Incorporated by reference to Exhibit 4.4 to Form S-3/A filed by CIT on October 28, 2004).

4.4	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of subordinated debt securities (Incorporated by reference to Exhibit 4.5 to Form S-3/A filed by CIT on October 28, 2004).

4.5	Certain instruments defining the rights of holders of CIT’s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

4.6	5-Year Credit Agreement, dated as of October 10, 2003 among J.P. Morgan Securities Inc., a joint lead arranger and bookrunner, Citigroup Global Markets Inc., as joint lead arranger and bookrunner, JP Morgan Chase Bank as administrative agent, Bank of America, N.A. as syndication agent, and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.2 to Form 10-Q filed by CIT on November 7, 2003).

4.7	364-Day Credit Agreement, dated as of April 14, 2004, among CIT Group Inc., the several banks and financial institutions named therein, J.P. Morgan Securities, Inc., and Banc of America Securities LLC, as joint lead arrangers and bookrunners, JP Morgan Chase Bank, as administrative agent, and Bank of America, N.A. and Citibank N.A., as syndication

103

agents and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.2 to Form 10-Q filed by CIT on May 7, 2004).

4.8	5-Year Credit Agreement, dated as of April 14, 2004, among CIT Group Inc., the several banks and financial institutions named therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and bookrunners, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A., as syndication agents and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on May 7, 2004).

10.1	Agreement dated as of June 1, 2001 between CIT Holdings (NV) Inc., a wholly-owned subsidiary of Tyco International Ltd., and CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), a Nevada corporation, regarding transactions between CIT Holdings and CIT (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 7, 2002).

10.2	Form of Separation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.3	Form of Financial Services Cooperation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit [10.3] to Amendment No. 3 to the Registration Statement on Form S-3 filed June 12, 2002).

10.4*	Employment Agreement for Joseph M. Leone dated as of August 1, 2004 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by CIT on November 9, 2004).

10.5*	Employment Agreement for Thomas B. Hallman dated as of August 1, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by CIT on November 9, 2004).

10.6*	Employment Agreement for Lawrence A. Marsiello dated as of August 1, 2004 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by CIT on November 9, 2004).

10.7*	Employment Agreement for Jeffrey M. Peek dated as of July 22, 2003 (incorporated by reference to Form 10-Q filed by CIT on November 7, 2003).

10.8*	Amendment to Employment Agreement by and among CIT Group Inc. and Jeffrey M. Peek dated as of July 22, 2004 (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed by CIT on November 9, 2004).

10.9*	Employment Agreement by and among CIT Group Inc. and Frederick E. Wolfert dated as of August 1, 2004 (Incorporated by reference to Exhibit 10.5 to Form 10-Q filed by CIT on November 9, 2004).

10.10*	2004 Extension and Funding Agreement dated September 8, 2004, by and among Dell Financial Services L.P., Dell Credit Company L.L.C., DFS-SPV L.P., DFS-GP, Inc., Dell Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS Inc., CIT Communications Finance Corporation, and CIT Credit Group USA Inc. (Incorporated by reference to Form 8-K filed by CIT on September 9, 2004).

10.11*	Executive Severance Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.12*	Long-Term Equity Compensation Plan (incorporated by reference to Form DEF-14A filed April 23, 2003).

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.14	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.15	Master Confirmation Agreement and the related Supplemental Confirmation dated as of July 19, 2005 between Goldman, Sachs and Co. and CIT Group Inc. relating to CIT’s accelerated stock repurchase program (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by CIT on August 5, 2005).

10.16	Agreement and Plan of Merger, dated as of January 4, 2005, among Education Lending Group, Inc. CIT Group Inc. and CIT ELG Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by CIT on January 6, 2005).

12.1	CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

104	CIT GROUP INC 2005

21.1	Subsidiaries of CIT.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Certification of Jeffrey M. Peek pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Leone pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

105

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIT GROUP INC.
	By:	/s/ ROBERT J. INGATO
March 6, 2006		Robert J. Ingato Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 6, 2006 in the capacities indicated below.

Name
/S/ JEFFREY M. PEEK Jeffrey M. Peek Chairman and Chief Executive Officer and Director

GARY C. BUTLER* Gary C. Butler Director

WILLIAM FREEMAN* William Freeman Director

THOMAS H. KEAN* Thomas H. Kean Director

MARIANNE MILLER PARRS* Marianne Miller Parrs Director

TIMOTHY M. RING* Timothy M. Ring Director

John R. Ryan Director

SEYMOUR STERNBERG * Seymour Sternberg Director

PETER J. TOBIN* Peter J. Tobin Director

LOIS M.VAN DEUSEN* Lois M. Van Deusen Director

/S/ JOSEPH M. LEONE Joseph M. Leone Vice Chairman and Chief Financial Officer

/S/ WILLIAM J. TAYLOR William J. Taylor Executive Vice President, Controller and Principal Accounting Officer

*BY: /S/ ROBERT J. INGATO Robert J. Ingato Executive Vice President, General Counsel and Secretary

*	Original powers of attorney authorizing Robert J. Ingato, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.

106	CIT GROUP INC 2005

Where You Can Find More Information

A copy of the Annual Report on Form 10-K, including the exhibits and schedules thereto, may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov, from which interested parties can electronically access the Annual Report on Form 10-K, including the exhibits and schedules thereto.

The Annual Report on Form 10-K, including the exhibits and schedules thereto, and other SEC filings, are available free of charge on the Company’s Internet site at http://www.cit.com as soon as reasonably practicable after such material is electronically filed with the SEC. Copies of our Corporate Governance Guidelines, the Charters of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee, and our Code of Business Conduct are available, free of charge, on our internet site at http://www.cit.com, and printed copies are available by contacting Investor Relations, 1 CIT Drive, Livingston, NJ 07039 or by telephone at (973) 740-5000.

107