Form 10-Q
period 2006-03-31
CIT GROUP INC
filed 2006-05-08
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006	or	|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

505 Fifth Avenue, New York, New York (Address of Registrant’s principal executive offices)	10017 (Zip Code)

(212) 771-0505 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Preferred Stock, Series A par value $0.01 per share Common Stock, par value $0.01 per share 5 7/8% Notes due October 15, 2008	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_|.

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Yes |_| No |X|

As of April 28, 2006, there were 199,343,084 shares of the Registrant’s common stock outstanding.

Table of Contents	1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) – Assets (dollars in millions – except share data)
	March 31, 2006	December 31, 2005
Financing and leasing assets:
Finance receivables	$ 40,724.0	$ 39,243.5
Student lending receivables pledged	6,117.3	5,051.0
Reserve for credit losses	(620.3)	(621.7)

Net finance receivables	46,221.0	43,672.8
Operating lease equipment, net	10,166.0	9,635.7
Financing and leasing assets held for sale	1,551.0	1,620.3
Cash and cash equivalents, including $211.0 and $311.1 restricted	2,265.7	3,658.6
Retained interest in securitizations and other investments	1,117.1	1,152.7
Goodwill and intangible assets, net	1,013.5	1,011.5
Other assets	2,396.2	2,635.0

Total Assets	$ 64,730.5	$ 63,386.6

CONSOLIDATED BALANCE SHEETS (Unaudited) – Liabilities and Stockholders’ Equity
Debt:
Commercial paper	$ 4,282.3	$ 5,225.0
Deposits	687.9	261.9
Variable-rate senior unsecured notes	17,847.4	15,485.1
Fixed-rate senior unsecured notes	22,652.3	22,591.7
Non-recourse, secured borrowings - student lending	3,423.3	4,048.8
Preferred capital securities	251.6	252.0

Total debt	49,144.8	47,864.5
Credit balances of factoring clients	4,048.9	4,187.8
Accrued liabilities and payables	4,281.7	4,321.8

Total Liabilities	57,475.4	56,374.1
Commitments and Contingencies (Note 11)
Minority interest	50.2	49.8
Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized, issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	350.0
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	150.0
Common stock: $0.01 par value, 600,000,000 authorized,
Issued: 212,476,023 and 212,315,498	2.1	2.1
Outstanding: 199,790,693 and 199,110,141
Paid-in capital, net of deferred compensation of $103.8 and $49.5	10,639.0	10,632.9
Accumulated deficit	(3,502.7)	(3,691.4)
Accumulated other comprehensive income	151.1	115.2
Less: treasury stock, 12,685,330 and 13,205,357 shares, at cost	(584.6)	(596.1)

Total Common Stockholders’ Equity	6,704.9	6,462.7

Total Stockholders’ Equity	7,204.9	6,962.7

Total Liabilities and Stockholders’ Equity	$ 64,730.5	$ 63,386.6

See Notes to Consolidated Financial Statements.

2	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions – except per share data)
	Quarters Ended March 31,
	2006	2005
Finance income	$ 1,294.6	$ 1,028.0
Interest expense	598.3	391.5

Net finance income	696.3	636.5
Depreciation on operating lease equipment	249.4	237.6

Net finance margin	446.9	398.9
Provision for credit losses	33.3	45.3

Net finance margin after provision for credit losses	413.6	353.6
Other revenue	260.1	276.5

Operating margin	673.7	630.1
Salaries and general operating expenses	323.1	264.0
Provision for restructuring	11.1	—

Income before provision for income taxes	339.5	366.1
Provision for income taxes	(101.3)	(137.6)
Minority interest, after tax	(0.8)	(0.9)

Net income before preferred stock dividends	237.4	227.6
Preferred stock dividends	(7.7)	—

Net income available to common stockholders	$ 229.7	$ 227.6

Per common share data
Basic earnings per share	$ 1.15	$ 1.08
Diluted earnings per share	$ 1.12	$ 1.06
Number of shares – basic (thousands)	199,462	210,656
Number of shares – diluted (thousands)	204,455	215,090
Dividends per share	$ 0.20	$ 0.13

See Notes to Consolidated Financial Statements.

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)
	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Earnings/ (Deficit)	Accumulated Other Comprehensive (Loss) / Income	Treasury Stock	Total Stockholders’ Equity
December 31, 2005	$500.0	$2.1	$10,632.9	$(3,691.4)	$115.2	$(596.1)	$6,962.7
Net income				229.7			229.7
Foreign currency translation adjustments					7.1		7.1
Change in fair values of derivatives
qualifying as cash flow hedges					32.7		32.7
Unrealized gain on equity and
securitization investments, net					(3.9)		(3.9)

Total comprehensive income							265.6

Cash dividends				(41.0)			(41.0)
Restricted stock expense			10.5				10.5
Stock option expense			10.3				10.3
Treasury stock purchased, at cost						(85.6)	(85.6)
Exercise of stock option awards,
including tax benefits			(14.7)			96.3	81.6
Employee stock purchase plan participation						0.8	0.8

March 31, 2006	$500.0	$2.1	$10,639.0	$(3,502.7)	$151.1	$(584.6)	$7,204.9

See Notes to Consolidated Financial Statements.

4	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)
	Quarters Ended March 31,
	2006	2005
Cash Flows From Operations
Net income	$ 229.7	$ 227.6
Adjustments to reconcile net income to net cash flows from operations:
Depreciation and amortization	254.5	248.3
Provision for deferred federal income taxes	53.7	104.8
Provision for credit losses	33.3	45.3
Gains on equipment, receivable and investment sales	(68.0)	(66.6)
Decrease/(increase) in other assets	199.5	(54.5)
Decrease in finance receivables held for sale	72.7	372.5
(Decrease)/increase in accrued liabilities and payables	(355.5)	102.7
Other	(41.8)	(44.1)

Net cash flows provided by operations	378.1	936.0

Cash Flows From Investing Activities
Loans extended	(15,210.3)	(12,603.0)
Collections on loans	13,686.3	11,624.8
Proceeds from asset and receivable sales	1,201.3	900.3
Purchase of finance receivable portfolios	(997.4)	(902.9)
Purchases of assets to be leased	(564.4)	(326.2)
Net decrease in short-term factoring receivables	(186.0)	(319.6)
Acquisitions, net of cash acquired	17.2	(346.5)
Goodwill and intangibles assets acquired	(8.5)	(29.0)
Other	6.9	95.5

Net cash flows (used for) investing activities	(2,054.9)	(1,906.6)

Cash Flows From Financing Activities
Proceeds from the issuance of variable and fixed-rate notes	5,794.9	3,675.4
Repayments of variable and fixed-rate notes	(3,371.0)	(3,067.0)
Net loans extended – pledged in conjunction with secured borrowings	(1,006.9)	(167.9)
Net decrease in commercial paper	(942.7)	(247.9)
Net repayments of non-recourse leveraged lease debt	(77.1)	8.6
Cash dividends paid	(41.0)	(27.8)
Other	27.8	(9.3)

Net cash flows provided by financing activities	384.0	164.1

Net (decrease) in cash and cash equivalents	(1,292.8)	(806.5)
Unrestricted cash and cash equivalents, beginning of period	3,347.5	2,210.2

Unrestricted cash and cash equivalents, end of period	$ 2,054.7	$ 1,403.7

Supplementary Cash Flow Disclosure
Interest paid	$ 467.0	$ 367.9
Federal, foreign, state and local income taxes paid, net	$ 37.9	$ 21.7

See Notes to Consolidated Financial Statements.

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	5

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., a Delaware corporation (“we,” “CIT” or the “Company”), is a global commercial and consumer finance company that was founded in 1908. CIT provides financing and leasing capital for consumers and companies in a wide variety of industries, offering vendor, equipment, commercial, factoring, home lending, student lending and structured financing products, as well as management advisory services. CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region.

These financial statements have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Financial statements in this Form 10-Q have not been audited by the independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT’s financial position and results of operations. Certain prior period amounts have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. SFAS 156 is effective as of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 156 is not expected to have a material financial statement impact on the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The implementation of SFAS 155 is not expected to have a material financial statement impact on the Company.

In February 2006, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123 (R)-4”). The implementation of FSP 123 (R)-4 did not have a material financial statement impact on the Company, as there are no present plans to allow cash settlement on stock options.

NOTE 2 – STOCK-BASED COMPENSATION

Stock compensation is awarded to CIT employees and directors under the “Long-Term Equity Compensation Plan” as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

On January 1, 2006, the Company adopted the revision to SFAS No. 123, “Share-Based Payment” (“FAS 123R”), which requires the recognition of compensation expense for all stock-based compensation plans. As a result, salaries and general operating expenses for the quarter ended March 31, 2006 include $10.3 million of compensation expense related to employee stock option plans and employee stock purchase plans ($6.4 million after tax, $0.03 diluted EPS). Compensation expense is recognized over the vesting period (requisite service period), generally three years, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. The compensation expense assumes a 2% forfeiture rate.

The Company utilized the modified prospective transition method in the adoption of FAS 123R and therefore: (1) the current quarter expense applies to 2006 awards and the unvested awards as of December 31, 2005, and (2) the comparable compensation expense for the quarter ended March 31, 2005 is presented on a proforma basis in the table below as if CIT had accounted for employee stock option plans and employee stock purchase plans under the fair value method of FAS 123R:

(dollars in millions except per share data) For the Quarter Ended March 31, 2005
Net income available for common shareholders as reported	$ 227.6
Stock-based compensation expense – fair value method,
after tax	(5.1)

Proforma net income	$ 222.5

Basic earnings per share as reported	$ 1.08
Basic earnings per share proforma	$ 1.05
Diluted earnings per share as reported	$ 1.06
Diluted earnings per share proforma	$ 1.03

The estimated fair value for the 766,120 options awarded in 2006 was $8.3 million ($11.26 per option), based on the Black Scholes valuation model. The assumptions underlying these awards are presented in the following table on a weighted-average basis:

Awards for the Quarter Ended March 31, 2006
Share price	$51.43
Exercise price	$51.43
Expected term (years)	4.16
Volatility	23.0%
Dividend yield	1.56%
Risk-free interest rate	4.28%

For employees other than 16(b) officers (selected senior executives), the expected term is equal to the vesting period of the options plus two years. For 16(b) officers, the expected life calculation is calculated using the safe harbor methodology. For each tranche, the expected life is equal to the average of the vesting period and the full term. The volatility assumption is equal to the median volatility of a peer group using weekly closing prices for the historical period commensurate with the expected term, averaged with the implied volatility for CIT’s publicly traded options. The dividend yield reflects the Company’s current dividend yield. The risk free interest rate reflects the implied yield available on U.S. Treasury zero-coupon issues (as of the grant date for each grant) with a remaining term equal to the expected term of the options.

6	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding employee stock options as of, and for the quarter ended March 31, 2006 is presented in the tables that follow:

All Options (dollars in millions, except per option data)
	Options	Weighted Average Price Per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	17,470,879	$37.80	6.99
Granted	766,120	$51.43	6.80
Exercised	(2,127,480)	$27.35
Forfeited	(56,453)	$37.90

Outstanding at end of period	16,053,066	$39.83	6.74	$219.8

Options exercisable at end of period	9,042,802	$40.27	5.59	$119.8

The unrecognized pretax compensation cost related to employee stock options was $28.5 million at March 31, 2006, which is expected to be recognized in earnings over a weighted-average period of 1.4 years. The total intrinsic value (in-the-money value to employees), before taxes, related to options exercised during the quarter ended March 31, 2006 was $49.2 million and the related cash received by the Company was $58.1 million. The Company’s tax benefit related to these employee gains was $17.1 million.

Net income for the quarters ended March 31, 2006 and 2005 as reported also included $6.5 million and $7.8 million of after-tax compensation cost related to restricted stock and performance share awards. Additional information regarding restricted stock and performance share programs as of, and for the quarter ended March 31, 2006 is presented in the table that follows:

Restricted Stock/Performance Shares
	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	3,154,292	$35.05
Granted	789,754	$53.67
Vested	(168,129)	$30.40
Forfeited	(157,748)	$37.03

Outstanding at end of period	3,618,169	$39.24

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that do not have a dilutive effect are not included in the denominator and averaged approximately 14.2 million shares and 16.9 million shares for the quarters ended March 31, 2006 and 2005.

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

For the Quarters Ended March 31, (dollars in millions, except per common share amounts, which are in whole dollars; weighted-average common share balances are in thousands)
	2006			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income available to common stockholders	$229.7	199,462	$1.15	$227.6	210,656	$1.08
Effect of Dilutive Securities:
Restricted shares		2,206			1,308
Stock options		2,787			3,126

Diluted EPS	$229.7	204,455	$1.12	$227.6	215,090	$1.06

NOTE 4 – BUSINESS SEGMENT INFORMATION

The selected financial information by business segment that follows is based upon the allocation of most corporate expenses. For the 2006 and 2005 periods, capital is allocated to the segments by applying different leverage ratios to each business unit using market capitalization and risk criteria. The capital allocations reflect the relative risk of individual asset classes within segments and range from approximately 2% of managed assets for U.S. government guaranteed loans to approximately 15% of managed assets for longer-term assets such as aerospace.

Effective January 1, 2006, segment reporting was modified in conjunction with certain business realignment initiatives. We have made name changes to clarify the market focus of our segments: (a) Specialty Finance - Commercial has been renamed Vendor Finance, (b) Specialty Finance - Consumer has been renamed Consumer & Small Business Lending, (c) Commercial Services has been renamed Trade Finance, and (d) Capital Finance has been renamed Transportation Finance. The Small Business Lending unit was transferred from Vendor Finance to Consumer & Small Business Lending, reflecting commonalities with our home lending and student loan businesses. Consistent with our strategic focus on industry alignment, the former Equipment Finance segment has been consolidated into our Corporate Finance segment, and a $350 million diversified industry portfolio within the former Equipment Finance segment was transferred to Vendor Finance. This combination will allow us to provide corporate clients access to the full complement of CIT’s products and services.

8	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)
	Vendor Finance	Consumer & Small Business Lending	Trade Finance	Corporate Finance	Transportation Finance	Total Segments	Corporate and Other	Consolidated
At and for the Quarter Ended March 31, 2006
Net finance income	$ 266.3	$ 80.7	$ 37.0	$ 125.2	$ 184.9	$ 694.1	$ 2.2	$ 696.3
Depreciation on operating lease equipment	136.5	—	—	8.6	104.3	249.4	—	249.4
Provision for credit losses	12.9	15.5	6.6	(1.7)	—	33.3	—	33.3
Other revenue	84.8	39.2	69.7	60.0	6.1	259.8	0.3	260.1
Provision for income taxes	44.2	18.6	26.1	41.2	4.8	134.9	(33.6)	101.3
Net income (loss)	74.5	30.4	43.3	67.2	57.9	273.3	(43.6)	229.7
Total financing and leasing assets	9,009.8	17,330.2	6,719.5	14,894.3	10,635.6	58,589.4	—	58,589.4
Total managed assets	12,885.7	18,111.8	6,719.5	17,149.9	10,635.6	65,502.5	—	65,502.5
At and for the Quarter Ended March 31, 2005
Net finance income	$ 273.2	$ 55.1	$ 28.3	$ 122.0	$ 132.9	$ 611.5	$ 25.0	$ 636.5
Depreciation on operating lease equipment	140.8	—	—	14.3	82.5	237.6	—	237.6
Provision for credit losses	12.9	13.7	6.6	12.1	0.4	45.7	(0.4)	45.3
Other revenue	71.0	28.7	67.0	55.5	5.2	227.4	49.1	276.5
Provision for income taxes	39.5	15.3	22.2	38.4	10.7	126.1	11.5	137.6
Net income (loss)	67.1	22.7	37.3	63.0	26.6	216.7	10.9	227.6
Total financing and leasing assets	9,685.7	11,572.5	7,184.9	13,820.1	8,813.1	51,076.3	—	51,076.3
Total managed assets	13,555.9	12,704.0	7,184.9	16,535.0	8,813.1	58,792.9	—	58,792.9

NOTE 5 – CONCENTRATIONS

The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets.

(dollars in millions)
	March 31, 2006		December 31, 2005
Geographic	Amount	Percent	Amount	Percent
West	$10,997.3	18.8%	$10,445.8	18.8%
Northeast	11,365.3	19.4%	10,544.8	19.0%
Midwest	9,905.4	16.9%	9,479.7	17.0%
Southeast	8,407.8	14.3%	7,749.5	13.9%
Southwest	5,595.8	9.6%	5,604.4	10.1%

Total U.S.	46,271.6	79.0%	43,824.2	78.8%
Canada	3,423.3	5.8%	3,384.7	6.1%
Other International	8,894.5	15.2%	8,371.8	15.1%

Total	$58,589.4	100.0%	$55,580.7	100.0%

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2006		December 31, 2005
Industry	Amount	Percent	Amount	Percent
Consumer based lending – home mortgage	$ 9,303.0	15.9%	$ 8,335.7	15.0%
Manufacturing(1)(5)	7,412.4	12.6%	7,185.3	12.9%
Retail(2)	6,654.1	11.4%	6,426.9	11.6%
Commercial airlines (including regional airlines)	6,588.5	11.2%	6,322.3	11.4%
Consumer based lending – student lending	6,328.8	10.8%	5,267.8	9.5%
Service industries	3,313.7	5.7%	3,096.5	5.6%
Transportation(3)	2,578.0	4.4%	2,543.6	4.6%
Healthcare	2,441.0	4.2%	2,123.7	3.8%
Wholesaling	1,876.2	3.2%	1,878.7	3.4%
Consumer based lending – non-real estate(4)	1,785.9	3.0%	1,834.4	3.3%
Construction equipment	1,462.5	2.5%	1,451.1	2.6%
Other (no industry greater than 2.5%)(5)	8,845.3	15.1%	9,114.7	16.3%

Total	$58,589.4	100.0%	$55,580.7	100.0%

(1)	Includes manufacturers of apparel (2.2%), followed by food and kindred products, chemical and allied products, rubber and plastics, industrial machinery and equipment, textiles, transportation equipment, and other industries.
(2)	Includes retailers of apparel (4.6%) and general merchandise (3.5%).
(3)	Includes rail, bus, over-the-road trucking industries and business aircraft.
(4)	Includes receivables from consumers for products in various industries such as manufactured housing, recreational vehicles, marine and computers and related equipment.
(5)	Total exposure to manufacturers of automobile and related suppliers included in Manufacturing and Other was less than 1% of total financing and leasing assets at March 31, 2006.

NOTE 6 – RETAINED INTERESTS IN SECURITIZATIONS AND OTHER INVESTMENTS

The following table details the components of retained interests in securitizations and other investments.

(dollars in millions)
	March 31, 2006	December 31, 2005
Retained interests in commercial loans:
Retained subordinated securities	$ 361.2	$ 426.8
Interest-only strips	362.3	387.2
Cash reserve accounts	341.1	276.8

Total retained interests in commercial loans	1,064.6	1,090.8

Retained interests in consumer loans:
Retained subordinated securities	45.4	45.6

Total retained interests in securitizations	1,110.0	1,136.4
Aerospace equipment trust certificates and other	7.1	16.3

Total	$1,117.1	$1,152.7

10	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the components of accumulated other comprehensive income, net of tax.

(dollars in millions)
	March 31, 2006	December 31, 2005
Changes in fair values of derivatives qualifying as cash flow hedges	$ 60.3	$ 27.6
Foreign currency translation adjustments	80.6	73.5
Minimum pension liability adjustments	(3.2)	(3.2)
Unrealized gain on equity investments and securitization interests	13.4	17.3

Total accumulated other comprehensive income	$ 151.1	$ 115.2

The changes in fair values of derivatives qualifying as cash flow hedges related to variations in market interest rates during the quarter, as these derivatives hedge the interest rate variability associated with an equivalent amount of variable-rate debt, including commercial paper. See Note 8 for additional information.

Total comprehensive income was $265.6 million and $317.2 million for the quarters ended March 31, 2006 and 2005.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company executes derivative transactions to hedge economic exposures. The majority of these transactions qualify for hedge accounting and are summarized in the tables immediately following.

The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged positions.

(dollars in millions)
March 31, 2006	December 31, 2005	Hedged Item	Hedge Classification
Variable-rate to fixed-rate swaps
$2,163.2	$3,260.2	Cash flow variability related to forecasted commercial paper issuances	Cash flow

6,528.7	4,935.2	Cash flow variability associated with specific variable-rate debt	Cash flow

$8,691.9	$8,195.4	Total

CIT pays a fixed rate of interest and receives a variable rate of interest. These swaps hedge the cash flow variability associated with forecasted commercial paper issuances and specific variable-rate debt.

Fixed-rate to variable-rate swaps
$11,271.1	$10,320.1	Specific fixed-rate debt	Fair value

CIT pays a variable rate of interest and receives a fixed rate of interest. These swaps hedge specific fixed-rate debt instruments.

In addition to the swaps in the table above, CIT had $1.4 billion in notional amount of interest rate swaps outstanding with securitization trusts at March 31, 2006 to protect the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $1.4 billion in notional amount at March 31, 2006 to insulate the Company from the related interest rate risk.

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the notional principal amounts of cross-currency swaps by class and the corresponding hedged positions.

(dollars in millions)
March 31, 2006	December 31, 2005	Hedged Item	Hedge Classification	Description
$2,727.5	$2,623.0	Foreign denominated debt	Foreign currency fair value	CIT pays a U.S. variable rate of interest and receives a foreign variable rate of interest. These swaps hedge the fair value changes in foreign currency associated with specific foreign denominated debt and are designated as foreign currency fair value hedges.
249.5	249.5	Foreign denominated fixed-rate debt	Foreign currency cash flow	CIT pays a U.S. fixed rate of interest and receives a foreign fixed rate of interest. These swaps hedge the currency cash flow variability associated with payments on specific foreign denominated fixed-rate debt and are designated as foreign currency cash flow hedges.
127.8	100.0	Foreign currency loans to subsidiaries	Foreign currency cash flow	CIT receives a U.S. fixed rate of interest and pays a foreign fixed rate of interest. These swaps hedge the currency cash flow variability associated with payments on specific fixed-rate foreign denominated inter-company receivables and are designated as foreign currency cash flow hedges.
5.3	5.3	Foreign currency loans to subsidiaries	Foreign currency fair value	CIT receives a U.S. variable rate of interest and pays a foreign variable rate of interest. These swaps hedge the fair value currency changes associated with specific foreign denominated variable-rate inter-company receivables and are designated as foreign currency fair value hedges.

$3,110.1	$2,977.8	Total

CIT sells various foreign currencies forward. These contracts are designated as either cash flow hedges of specific foreign denominated inter-company receivables or as net investment hedges of foreign denominated investments in subsidiaries. The following table presents the notional principal amounts of foreign currency forward exchange contracts and the corresponding hedged positions.

(dollars in millions)
March 31, 2006	December 31, 2005	Hedged Item	Hedge Classification
$1,211.2	$1,579.6	Foreign currency loans to subsidiaries	Foreign currency cash flow
3,861.5	2,844.9	Foreign currency equity investments in subsidiaries	Foreign currency net investment

$5,072.7	$4,424.5	Total

During the fourth quarter of 2005, CIT executed a natural gas commodity swap whereby CIT receives based on a fixed rate and pays based on an index. This swap hedges forecasted index-based revenues from a specific energy generation facility for 24 months and is accounted for as a cash flow hedge. The fair value of the swap at March 31, 2006 totaled $4.4 million up from ($2.6) million at December 31, 2005. Approximately $0.1 million (pretax decrease to earnings) of ineffectiveness was recorded during the quarter. The remaining change in fair value (effective portion) was recorded in Other Comprehensive Income.

The table that follows summarizes the notional amount of economic hedges that do not qualify for hedge accounting under SFAS 133.

(dollars in millions)
March 31, 2006	December 31, 2005	Type of Derivative
$ 118.0	$ 118.0	Credit default swaps
254.1	246.5	Compound cross-currency swaps
990.4	936.4	U.S. dollar Interest rate swaps
6.8	6.8	Interest rate caps

$1,369.3	$1,307.7	Total

During 2005 and 2004, CIT entered into credit default swaps, with terms of 5 years, to economically hedge certain CIT credit exposures. The change in the fair value adjustment for the quarter ended March 31, 2006 amounted to a $1.7 million pretax loss. CIT also has certain cross-currency swaps, certain U.S. dollar interest rate swaps, and interest rate caps that are economic hedges of certain interest rate and foreign currency exposures. The mark-to-market adjustment relating to these derivatives for the quarter ended March 31, 2006 amounted to a $1.2 million pretax decrease to earnings.

12	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the adjustment to Accumulated Other Comprehensive Income for derivatives qualifying as hedges of future cash flows are presented in the following table.

(dollars in millions)
	Fair Value of Derivatives	Income Tax Effects	Total Unrealized Gain
Balance at December 31, 2005 – unrealized gain	$ 48.4	$(20.8)	$27.6
Changes in values of derivatives qualifying as cash flow hedges	53.6	(20.9)	32.7

Balance at March 31, 2006 – unrealized gain	$102.0	$(41.7)	$60.3

The unrealized gain as of and for the quarter ended March 31, 2006 reflects higher market interest rates since the inception of the hedges. The Accumulated Other Comprehensive Income (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining lives of the swaps. Assuming no change in interest rates, approximately $14.7 million, net of tax, of the Accumulated Other Comprehensive Income as of March 31, 2006 is expected to be reclassified to earnings over the next twelve months as contractual cash settlements are made.

Hedge ineffectiveness occurs in certain cash flow hedges, and is recorded as either an increase or decrease to interest expense as presented in the following table.

(dollars in millions)
	Ineffectiveness	Increase/ Decrease to Interest Expense
For the quarter ended March 31, 2006	$0.1	Decrease
For the quarter ended March 31, 2005	$1.4	Increase

NOTE 9 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has limited recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income and losses generated by DFS as determined under GAAP are allocated 70% to Dell and 30% to CIT. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell, with one independent director. DFS is not consolidated in CIT’s financial statements and is accounted for under the equity method. At March 31, 2006 and December 31, 2005, financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $1.7 billion and $2.0 billion, and securitized assets included in managed assets were approximately $2.4 billion and $2.5 billion, respectively. CIT’s equity investment in and loans to the joint venture was approximately $195 million and $214 million at March 31, 2006 and December 31, 2005.

CIT also has a joint venture arrangement with Snap-on Incorporated (“Snap-on”) that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. The agreement with Snap-on was extended until January 2009. CIT and Snap-on have 50% ownership interests, 50% board of directors’ representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT’s financial statements. Financing and leasing assets were approximately $1.0 billion and securitized assets included in managed assets were $0.1 billion at both March 31, 2006 and December 31, 2005. In addition to the owned and securitized assets purchased from the Snap-on joint venture, CIT’s equity investment in and loans to the joint venture were approximately $8 million and $14 million at March 31, 2006 and December 31, 2005.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $309 million and $280 million at March 31, 2006 and December 31, 2005.

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. Other assets included approximately $18 million and $19 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods at March 31, 2006 and December 31, 2005.

Certain shareholders of CIT provide investment management, banking and investment banking services to CIT in the normal course of business.

NOTE 10 – POSTRETIREMENT AND OTHER BENEFIT PLANS

The following table discloses various components of pension expense.

Retirement Plans (dollars in millions)

For the Quarters Ended March 31,	2006	2005

Service cost	$ 5.2	$ 5.0
Interest cost	4.5	4.3
Expected return on plan assets	(5.2)	(4.8)
Amortization of net (gain) loss	0.6	0.7
Cost of termination benefits(1)	0.6	—

Net periodic benefit cost	$ 5.7	$ 5.2

Postretirement Plans

Service cost	$0.6	$0.6
Interest cost	0.8	0.8
Amortization of net (gain) loss	0.2	0.2

Net periodic benefit cost	$1.6	$1.6

(1)	Included in Provision for Restructuring of $11.1 million.

CIT previously disclosed in the notes to consolidated financial statements for the year ended December 31, 2005, that it expected to contribute $3.5 million to its retirement plans in 2006. CIT contributed $0.8 million to the retirement plans for the three months ended March 31, 2006, and currently expects to fund approximately an additional $3.2 million in 2006 for a total of $4.0 million.

CIT previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $4.7 million to its other postretirement benefit plans in 2006. As of March 31, 2006, $0.6 million of contributions have been made.

14	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Financing and leasing asset commitments, referred to as loan commitments or lines of credit, are agreements to lend to customers subject to the customers’ compliance with contractual obligations. The accompanying table summarizes these and other credit-related commitments, as well as purchase and funding commitments.

(dollars in millions)
	March 31, 2006			December 31, 2005
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$1,427.7	$8,448.2	$9,875.9	$10,432.0
Letters of Credit and Acceptances:
Standby letters of credit	386.4	234.3	620.7	570.3
Other letters of credit	414.1	—	414.1	477.3
Guarantees and acceptances	157.0	11.9	168.9	226.6
Purchase and Other Commitments
Aerospace purchase commitments	966.0	2,182.0	3,148.0	3,316.5
Other manufacturer purchase commitments	636.8	—	636.8	696.2
Sale-leaseback payments	45.1	520.8	565.9	590.7

In addition to the amounts shown in the table above, unused, cancelable lines of credit to consumers in connection with a third-party vendor program, which may be used to finance additional technology product purchases, amounted to approximately $20.9 billion and $18.4 billion at March 31, 2006 and December 31, 2005. These uncommitted vendor-related lines of credit can be reduced or canceled by CIT at any time without notice. Our experience indicates that customers typically will not exercise their entire available line of credit at any point in time.

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

Guarantees are issued primarily in conjunction with CIT’s factoring product, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. As of March 31, 2006, there were no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. The commitments to purchase commercial aircraft are with both Airbus Industrie and The Boeing Company. These purchase commitments are fixed price, but are subject to customary price increases for future changes in inflation and manufacturing components. The aerospace equipment purchases are contracted for a specific model aircraft, using a baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may also change depending on the final specifications of the aircraft, including engine thrust, aircraft weight and seating configuration. Equipment purchases are recorded at delivery date at the final purchase price paid, which includes purchase price discounts, price changes relating to specification changes and price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on estimated values. Pursuant to existing contractual commitments, 62 aircraft remain to be purchased (20 within the next twelve months). Lease commitments are in place for fifteen of the remaining aircraft to be delivered over the next twelve months. The order amount excludes CIT’s options to purchase additional aircraft.

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	15

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relates primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $565.9 million, or approximately $42 million per year through 2010 and declining thereafter through 2024. These lease payments are expected to be more than offset by rental income associated with re-leasing the assets, subject to actual railcar utilization and rentals. In conjunction with this sale-leaseback transaction, CIT has guaranteed all obligations of the related consolidated lessee entity.

CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 15 - Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT’s subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies.

NOTE 12 – LEGAL PROCEEDINGS

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

On July 14, 2004, the U.S. Bankruptcy Court ordered the liquidation of NorVergence under Chapter 7 of the Bankruptcy Code. Thereafter, the Attorneys General of several states commenced investigations of NorVergence and the financial institutions, including CIT, that purchased NorVergence Leases. CIT has entered into settlement agreements with the Attorneys General in each of these states, except for Texas. Under those settlements, lessees in those states have had an opportunity to resolve all claims by and against CIT by paying a percentage of the remaining balance on their leases. CIT has also produced documents for transactions related to NorVergence at the request of the Federal Trade Commission (“FTC”) and pursuant to a subpoena in a grand jury proceeding being conducted by the U.S. Attorney for the Southern District of New York in connection with an investigation of transactions related to NorVergence. CIT has entered into a settlement agreement with respect to the Exquisite Caterers case and the Texas putative class action. Such settlement is subject to court approval and is not expected to have a material adverse financial effect on the balance sheet or statement of income.

In addition, there are various legal proceedings against CIT, which have arisen in the ordinary course of business. While the outcomes of the ordinary course legal proceedings and the related activities are not certain, based on present assessments, management does not believe that they will have a material adverse financial effect on the balance sheet, the statement of income or cash flows.

NOTE 13 – SEVERANCE AND FACILITY RESTRUCTURING RESERVES

The following table summarizes previously established purchase accounting liabilities (pre-tax) related to severance of employees and closing of facilities, as well as restructuring activities during 2006:

(dollars in millions)
	Severance		Facilities
	Number of Employees	Reserve	Number of Facilities	Reserve	Total Reserves
Balance at December 31, 2005	23	$ 8.1	9	$ 5.1	$ 13.2
2006 additions	85	9.3			9.3
2006 utilization	(16)	(2.8)	(2)	(0.4)	(3.2)

Balance at March 31, 2006	92	$ 14.6	7	$ 4.7	$ 19.3

The additions during the quarter relate to employee termination benefits incurred in conjunction with the business unit and segment realignments. These additions, as well as charges related to accelerated restricted stock vesting and other benefits, are recorded as part of the $11.1 million restructuring provision. The employee termination payments will largely be paid during 2006. The facilities reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining terms, generally 6 years.

16	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets totaled $1,013.5 million at March 31, 2006, which consisted of $802.9 million of goodwill, and $210.6 million of intangible assets by segment:

(dollars in millions)
	Vendor Finance	Consumer & Small Business Lending	Trade Finance	Corporate Finance	Total
Goodwill
Balance at December 31, 2005	$ 54.3	$ 270.7	$ 261.5	$ 208.6	$ 795.1
Additions, foreign currency translation, other	(18.2)	15.8	—	10.2	7.8

Balance at March 31, 2006	$ 36.1	$ 286.5	$ 261.5	$ 218.8	$ 802.9

Intangible Assets
Balance at December 31, 2005	$ 45.5	$ 28.9	$ 115.5	$ 26.5	$ 216.4
Additions, foreign currency translation, other	(0.1)	—	—	—	(0.1)
Amortization	(2.1)	(0.3)	(2.6)	(0.7)	(5.7)

Balance at March 31, 2006	$ 43.3	$ 28.6	$ 112.9	$ 25.8	$ 210.6

The addition to goodwill for the quarter ended March 31, 2006 was predominantly related to the refinement of related deferred tax liabilities.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized but instead is assessed periodically for impairment. The Company periodically reviews and evaluates its goodwill and intangible assets for potential impairment at a minimum annually, or more frequently if circumstances indicate that impairment is possible. The most recent goodwill and intangible asset impairment analyses indicated that the fair values of each were in excess of the carrying values.

Other intangible assets, net, are comprised primarily of acquired customer relationships as well as proprietary computer software and related transaction processes. Other intangible assets are being amortized over their corresponding lives ranging from five to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $5.7 million and $4.6 million for the quarters ended March 31, 2006 and 2005. Accumulated amortization totaled $50.6 million and $44.9 million at March 31, 2006 and December 31, 2005. The projected amortization for the years ended December 31, 2006 through December 31, 2010 is: $21.6 million for 2006; $18.4 million for 2007; $18.8 million for 2008; $19.1 million for 2009; and $19.2 million for 2010.

NOTE 15 – SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

The following presents condensed consolidating financial information for CIT Holdings LLC. CIT has guaranteed on a full and unconditional basis the existing debt securities that were registered under the Securities Act of 1933 and certain other indebtedness of this subsidiary. CIT has not presented related financial statements or other information for this subsidiary on a stand-alone basis. The remaining debt associated with Capita Corporation (formerly AT&T Capital Corporation), a subsidiary previously disclosed, matured in 2005 and prior period amounts associated with this subsidiary are included in the “Other Subsidiaries” column in the tables below. Also included under “Other Subsidiaries” is a 100%-owned finance subsidiary of CIT Group Inc., Canadian Funding Company LLC, for which CIT has fully and unconditionally guaranteed the debt securities.

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS (dollars in millions)
	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
March 31, 2006
ASSETS
Net finance receivables	$ 1,020.8	$ 2,468.1	$42,732.1	$ —	$46,221.0
Operating lease equipment, net	—	182.5	9,983.5	—	10,166.0
Finance receivables held for sale	—	64.1	1,486.9	—	1,551.0
Cash and cash equivalents	931.5	635.1	699.1	—	2,265.7
Other assets	10,298.0	51.4	1,382.3	(7,204.9)	4,526.8

Total Assets	$ 12,250.3	$ 3,401.2	$56,283.9	$(7,204.9)	$64,730.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$ 37,924.3	$ 4,208.8	$ 7,011.7	$ —	$49,144.8
Credit balances of factoring clients	—	—	4,048.9	—	4,048.9
Accrued liabilities and payables	(32,878.9)	(1,169.6)	38,330.2	—	4,281.7

Total Liabilities	5,045.4	3,039.2	49,390.8	—	57,475.4
Minority interest	—	—	50.2	—	50.2
Total Stockholders’ Equity	7,204.9	362.0	6,842.9	(7,204.9)	7,204.9

Total Liabilities and Stockholders’ Equity	$ 12,250.3	$ 3,401.2	$56,283.9	$(7,204.9)	$64,730.5

CONSOLIDATING BALANCE SHEETS (dollars in millions)
	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
December 31, 2005
ASSETS
Net finance receivables	$ 1,041.7	$ 2,360.3	$40,270.8	$ —	$43,672.8
Operating lease equipment, net	—	175.4	9,460.3	—	9,635.7
Finance receivables held for sale	—	75.3	1,545.0	—	1,620.3
Cash and cash equivalents	2,502.9	129.6	1,026.1	—	3,658.6
Other assets	10,293.1	272.1	1,196.7	(6,962.7)	4,799.2

Total Assets	$ 13,837.7	$ 3,012.7	$53,498.9	$(6,962.7)	$63,386.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$ 35,701.2	$ 4,336.4	$ 7,826.9	$ —	$47,864.5
Credit balances of factoring clients	—	—	4,187.8	—	4,187.8
Accrued liabilities and payables	(28,826.2)	(1,773.5)	34,921.5	—	4,321.8

Total Liabilities	6,875.0	2,562.9	46,936.2	—	56,374.1
Minority interest	—	—	49.8	—	49.8
Total Stockholders’ Equity	6,962.7	449.8	6,512.9	(6,962.7)	6,962.7

Total Liabilities and Stockholders’ Equity	$ 13,837.7	$ 3,012.7	$53,498.9	$(6,962.7)	$63,386.6

18	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME (dollars in millions)
	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Three Months Ended March 31, 2006
Finance income	$ 12.6	$ 89.6	$ 1,192.4	$ —	$ 1,294.6
Interest expense	23.9	5.9	568.5	—	598.3

Net finance income	(11.3)	83.7	623.9	—	696.3
Depreciation on operating lease equipment	—	14.7	234.7	—	249.4

Net finance margin	(11.3)	69.0	389.2	—	446.9
Provision for credit losses	1.8	4.5	27.0	—	33.3

Net finance margin, after provision for credit losses	(13.1)	64.5	362.2	—	413.6
Equity in net income of subsidiaries	294.4	—	—	(294.4)	—
Other revenue	(6.0)	23.0	243.1	—	260.1

Operating margin	275.3	87.5	605.3	(294.4)	673.7
Operating expenses	68.6	18.6	235.9	—	323.1
Provision for restructuring	—	—	11.1	—	11.1

Income (loss) before provision for income taxes	206.7	68.9	358.3	(294.4)	339.5
Benefit (provision) for income taxes	30.7	(25.3)	(106.7)	—	(101.3)
Minority interest, after tax	—	—	(0.8)	—	(0.8)
Dividends on preferred capital securities, after tax	(7.7)	—	—	—	(7.7)

Net income	$ 229.7	$ 43.6	$ 250.8	$(294.4)	$ 229.7

Three Months Ended March 31, 2005
Finance income	$ 5.5	$ 55.7	$ 966.8	$ —	$ 1,028.0
Interest expense	(26.1)	3.6	414.0	—	391.5

Net finance income	31.6	52.1	552.8	—	636.5
Depreciation on operating lease equipment	—	11.0	226.6	—	237.6

Net finance margin	31.6	41.1	326.2	—	398.9
Provision for credit losses	1.8	2.1	41.4	—	45.3

Net finance margin, after provision for credit losses	29.8	39.0	284.8	—	353.6
Equity in net income of subsidiaries	226.6	—	—	(226.6)	—
Other revenue	32.2	21.4	222.9	—	276.5

Operating margin	288.6	60.4	507.7	(226.6)	630.1
Operating expenses	55.1	18.5	190.4	—	264.0

Income (loss) before provision for income taxes	233.5	41.9	317.3	(226.6)	366.1
Provision for income taxes	(5.9)	(15.4)	(116.3)	—	(137.6)
Minority interest, after tax	—	—	(0.9)	—	(0.9)

Net income	$ 227.6	$ 26.5	$ 200.1	$(226.6)	$ 227.6

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS (dollars in millions)
	CIT Group Inc.		CIT Holdings LLC	Other Subsidiaries		Eliminations	Total
Three Months Ended March 31, 2006
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(1,335.	4)	$ 394.3	$ 1,319.2		$ —	$ 378.1

Cash Flows From Investing Activities:
Net (decrease) increase in financing and leasing assets	18.5		(114.9)	(1,965.4)		—	(2,061.8)
Decrease in inter-company loans and investments	(2,436.6)		—	—		2,436.6	—
Other	—		—	6.9		—	6.9

Net cash flows (used for) provided by investing activities	(2,418.1)		(114.9)	(1,958.5)		2,436.6	(2,054.9)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	2,223.1		(127.6)	(691.4)		—	1,404.1
Net loans extended – pledged	—		—	(1,006.9)		—	(1,006.9)
Inter-company financing	—		353.7	2,082.9		(2,436.6)	—
Cash dividends paid	(41.0)		—	—		—	(41.0)
Other	—		—	27.8		—	27.8

Net cash flows provided by (used for) financing activities	2,182.1		226.1	412.4		(2,436.6)	384.0

Net (decrease) increase in cash and cash equivalents	(1,571.4)		505.5	(226.9)		—	(1,292.8)
Unrestricted cash and cash equivalents, beginning of period	2,502.9		129.6	715.0		—	3,347.5

Unrestricted cash and cash equivalents, end of period	$ 931.5		$ 635.1	$ 488.1		$ —	$ 2,054.7

Three Months Ended March 31, 2005
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$ 2,681.8		$ 280.8	$(2,026.	6)	$ —	$ 936.0

Cash Flows From Investing Activities:
Net (decrease) increase in financing and leasing assets	42.4		(78.3)	(1,966.2)		—	(2,002.1)
Decrease in inter-company loans and investments	(4,327.4)		—	—		4,327.4	—
Other	—		—	95.5		—	95.5

Net cash flows (used for) provided by investing activities	(4,285.0)		(78.3)	(1,870.7)		4,327.4	(1,906.6)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	1,146.1		(159.8)	(617.2)		—	369.1
Net loans extended – pledged	—		—	(167.9)		—	(167.9)
Inter-company financing	—		(96.6)	4,424.0		(4,327.4)	—
Cash dividends paid	(27.8)		—	—		—	(27.8)
Other	—		—	(9.3)		—	(9.3)

Net cash flows provided by (used for) financing activities	1,118.3		(256.4)	3,629.6		(4,327.4)	164.1

Net decrease in cash and cash equivalents	(484.9)		(53.9)	(267.7)		—	(806.5)
Unrestricted cash and cash equivalents, beginning of period	1,311.4		127.5	771.3		—	2,210.2

Unrestricted cash and cash equivalents, end of period	$ 826.5		$ 73.6	$ 503.6		$ —	$ 1,403.7

20	CIT GROUP INC

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

CIT Group Inc., a Delaware corporation, is a global commercial and consumer finance company that was founded in 1908. CIT provides financing and leasing capital for consumers and companies in a wide variety of industries, as well as offering management advisory services.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 contains a glossary of key terms and an overview of profitability drivers and related metrics for our business.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain certain non-GAAP financial measures. See “Non-GAAP Financial Measurements” for additional information.

PROFITABILITY AND KEY BUSINESS TRENDS

Income Metrics
For the Quarters Ended March 31,

Net Income (dollars in millions)
$250
200
150
100
50
0
$227.6
$17.2
$210.4
$229.7
2005
2006
Gains on derivative contracts and other adjustments
As originally reported

Diluted Earnings Per Common Share
$1.25
$1.00
$0.75
$0.50
$0.25
$0.00
$1.06
$0.08
$0.98
$1.12
2005
2006
Gains on derivative contracts and other adjustments
As originally reported

The earnings per share growth exceeded the net income increase due to a reduction in share count resulting from capital initiatives in the second half of 2005, including common share repurchases. The operating comparisons with 2005 were impacted by three items: (1) the 2006 adoption of new accounting rules related to option expense (SFAS 123R) resulted in increased compensation expense of $10.3 million in the current quarter, while we continue to report 2005 amounts for option expense only as proforma footnote disclosure, (2) the prior year results included $27.7 million in pretax gains relating to certain derivative contracts that were terminated in, or had matured by, the fourth quarter of 2005 and (3) other minor operating revenue and expense restatements, reflecting recognition of timing adjustments between the first and second quarters of 2005. Excluding these factors, net income and diluted earnings per share increased 12.2% and 17.3% from 2005 amounts originally reported.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

Return Metrics
For the Quarters Ended March 31,

Return on Common Equity
25.0%
20.0%
15.0%
10.0%
5.0%
0%
14.7%
14.1%
2005
2006

Return on assets and equity comparisons were also impacted by the expensing of options in 2006 and the 2005 derivative gains previously discussed in the income metrics section. Return on average common equity was 14.5% in 2006 before option expense, compared to 13.6% in 2005 as originally reported. Similar return on asset comparisons were 1.78% in 2006 versus 1.91% in 2005. The contrast between these return on equity and asset comparisons is due to the 2005 capital initiatives and the higher proportion of lower-risk student and home lending assets in 2006.

Our operating trends were marked by: (1) improved profitability across our businesses, (2) strong and broad-based origination volume, (3) solid broad-based asset growth, and (4) low charge-offs. In addition to the option expense, the 2006 expense increases reflected the investment in sales force expansion as well as marketing and advertising.

Average earning assets grew 4.5% from last quarter and 20.7% from last year, while ending managed assets grew 4.2% and 11.4% during the quarter and the year. Our focus remains on prudent growth, as we continued to supplement organic growth with strategic acquisitions, offset by the liquidation of non-strategic portfolios. In particular, we saw strong results during 2006 from the investment in our sales force as we generated record volume in our healthcare, home lending and student lending businesses.

Other significant items in the trends are described further in the segment results discussion that follows.

RESULTS BY BUSINESS SEGMENT

Results by Business Segment (dollars in millions)
For the Quarters Ended March 31,	2006				2005
	Net Income	Return on AEA	Return on AMA	Return on Risk-Adjusted Capital	Net Income	Return on AEA	Return on AMA	Return on Risk-Adjusted Capital
Vendor Finance	$ 74.5	3.21%	2.26%	25.5%	$ 67.1	2.72%	1.90%	22.7%
Consumer and Small Business Lending	30.4	0.73%	0.70%	11.4%	22.7	1.00%	0.92%	13.4%

Total Specialty Finance	104.9	1.62%	1.37%	18.7%	89.8	1.90%	1.49%	19.2%

Trade Finance	43.3	7.16%	7.16%	27.1%	37.3	6.02%	6.02%	24.4%
Corporate Finance	67.2	1.86%	1.60%	14.6%	63.0	1.82%	1.25%	14.7%
Transportation Finance	57.9	2.21%	2.21%	16.2%	26.6	1.22%	1.22%	8.8%

Total Commercial Finance	168.4	2.46%	2.27%	17.2%	126.9	2.03%	1.83%	14.4%

Corporate, including certain charges	(43.6)	(0.33)%	(0.29)%	—	10.9	0.06%	0.06%	—

Total	$ 229.7	1.73%	1.52%	14.1%	$227.6	2.07%	1.75%	14.7%

Effective January 1, 2006, we realigned selected business operations to better serve our clients, as summarized below. Prior periods have been conformed to the current period format, except for the diversified portfolio transfer noted below.

•	The Small Business Lending unit ($1.3 billion in owned assets at March 31, 2006) was transferred from Specialty Finance’s Vendor Finance to Consumer and Small Business Lending, reflecting commonalities with our home lending and student loan businesses.
•	Consistent with our strategic focus on industry alignment, a majority of the former Equipment Finance segment was consolidated into our Corporate Finance segment, and a $350 million diversified industry portfolio within the former Equipment Finance segment was transferred to Vendor

22	CIT GROUP INC

Finance. This combination will allow us to provide corporate clients access to the full complement of CIT’s products and services.
•	We have also made name changes to clarify the market focus of our segments.
•	Specialty Finance - Commercial has been renamed Vendor Finance
•	Specialty Finance - Consumer has been renamed Consumer and Small Business Lending
•	Commercial Services has been renamed Trade Finance
•	Capital Finance has been renamed Transportation Finance

We measure segment performance using risk-adjusted capital, applying different leverage ratios to each business to allocate capital based on market criteria and inherent differences in risk levels. The capital allocations reflect the relative risk of individual asset classes within the segments and range from approximately 2% of managed assets for U.S. government guaranteed education loans to approximately 15% of managed assets for longer-term assets such as aerospace. The targeted risk-adjusted capital allocations by segment (as a percentage of average managed assets) are as follows: Vendor Finance, 9%, Consumer and Small Business Lending, 5%, Trade Finance and Corporate Finance, 10%, and Transportation Finance, 14%.

Results by segment were as follows:

Vendor Finance

•	Net income improved 11% from the prior year on strong performance in the international operations.
•	Operating margin increased from last year on improved non-spread revenue in the international operations.
•	Credit metrics remained strong. Net charge-offs improved from last year in the U.S., offset by higher credit costs in the international operations. Both delinquencies and non-performing metrics were relatively flat to year-end levels and down from last year.
•	Salaries and general operating expenses were well controlled, down slightly from last year.
•	Return on risk-adjusted capital improved from last year to approximately 26%.

Consumer and Small Business Lending

•	Net income increased 34% from the prior year, reflecting improved results in all businesses: Home Lending, Student Loan Xpress, Small Business Lending, and CIT Bank.
•	During the quarter, we grew the deposit funding at CIT Bank to nearly $700 million in deposits and assets to $1 billion, on track with our plans.
•	Operating margin increased from last year. Other revenue increased due to strong fee generation.
•	Net charge-offs were flat with last quarter and down 21 basis points from last year (excluding U.S. government guaranteed loans at Student Loan Xpress), driven by improvements in Small Business Lending.
•	Salaries and general operating expenses grew over last year, mainly from the expansion of our sales force in all businesses and the acquisition of Student Loan Xpress in the first quarter of 2005.
•	Segment return on risk-adjusted capital was 11.4%, versus 13.4% in 2005, as returns bear the cost of Student Loan Xpress goodwill and acquired intangibles.

Trade Finance

•	Net income increased 16.1% from the prior year on the strength of an acquisition in March 2005, strong interest margins and higher factoring commissions.
•	Operating margin improved from last year on stronger interest income and higher volume levels. The proportion of international factoring volume was up appreciably from the prior year.
•	Credit metrics remained strong. Net charge-offs were flat with last year, while 60+ days past due and non-performing accounts approximated low year-end levels.
•	Salaries and general operating expenses were up modestly compared to last year, reflecting a full quarter of last year’s acquisition.
•	Return on risk adjusted capital improved modestly from last year. This segment remains one of our highest returning businesses.

Corporate Finance

•	Net income improved 6.7% from 2005, reflecting improved margins, strong non-spread revenue and low charge-offs. We saw improved profitability in construction.
•	Operating margin improved from last year on strong performances in Communications, Media & Entertainment and Healthcare. Non-spread revenue improved 8% and included higher fee income in Healthcare.
•	Credit metrics remained strong. Net charge-offs were down $11.5 million from last year, benefiting from higher recoveries, and delinquencies were down $17.3 million from December 31, 2005.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

•	Salaries and general operating expenses increased over last year reflecting the build-out of our sales force, and expansion of our product offerings, as well as acquisitions.
•	Return on risk-adjusted capital was flat with last year.

Transportation Finance

•	Net income improved 118% from 2005, reflecting an increase in operating lease margins, including particularly strong aerospace rental and prepayment fees, recoveries of past due rents from bankrupt carriers, and a significant reduction in the effective tax rate due to the continued relocation of aircraft to Ireland.
•	Other revenue was up over last year on gains from equipment sales.
•	Credit metrics remained strong. Charge-offs were minimal and down significantly from last quarter and down from last year.
•	Salaries and general operating expenses were up over last year due to the establishment of our international aerospace platform as we continue to grow these businesses.
•	Return on risk-adjusted capital almost doubled from last year.

Corporate included after tax amounts as shown in the table below:

Corporate (dollars in millions)
For the Quarters Ended March 31,	2006	2005
Unallocated expenses	$(22.6)	$(10.5)
Restructuring charge	(6.9)	—
Stock options	(6.4)	—
Preferred stock dividends	(7.7)	—
Gain on derivatives	—	15.7
Venture capital operating income	—	5.7

Total (after tax)	$(43.6)	$ 10.9

Corporate and other includes an $11.1 million restructuring charge (pretax), $10.3 million in stock option costs (pretax), as well as $7.7 million in dividends on preferred securities. The increase in unallocated corporate operating expense was due primarily to higher unallocated funding costs and to increased performance-based compensation. The higher corporate funding expense reflects the longer term of our liabilities, as we extended the debt maturities in 2005. This incremental expense was not charged to the segments.

REVENUE

Revenue (dollars in millions)
For the Quarters Ended March 31,

Total Revenue
$1,000
800
600
400
200
0
$675.4
$276.9
$398.9
$707.0
$260.1
$446.9
2005
2006
Other Revenue
Net Finance Margin

Excluding gains last year on derivative contracts that were terminated in the fourth quarter of 2005, total net revenue increased 9.2%. Non spread revenues accounted for 37% of net revenue in 2006, versus 41% in 2005 (38% excluding the derivative gains). Total net revenues increased 4.7% from 2005, reflecting both higher asset levels and our continued focus on non-spread revenue growth.

24	CIT GROUP INC

NET FINANCE MARGIN

Net Finance Margin (dollars in millions)
For the Quarters Ended March 31,	2006	2005
Finance income – loans and capital leases	$ 883.2	$ 670.0
Rental income on operating leases	411.4	358.0
Interest expense	598.3	391.5

Net finance income	696.3	636.5
Depreciation on operating lease equipment	249.4	237.6

Net finance margin	$ 446.9	$ 398.9

Average Earning Assets (“AEA”)	$ 53,222.2	$ 44,084.6

As a % of AEA:
Finance income – loans and capital leases	6.64%	6.08%
Rental income on operating leases	3.09%	3.25%
Interest expense	4.50%	3.55%

Net finance income	5.23%	5.78%
Depreciation on operating lease equipment	1.87%	2.16%

Net finance margin	3.36%	3.62%

As a % of AOL:
Rental income on operating leases	16.75%	17.33%
Depreciation on operating lease equipment	10.15%	11.50%

Net operating lease margin	6.60%	5.83%

Average Operating Leases Equipment (“AOL”)	$ 9,825.4	$ 8,264.1

Net finance income increased 9.4%, reflecting the 20.7% increase in average earning assets. As a percentage of average earning assets, net finance income declined to 5.23% due to: 1) the blending of the lower rate, U.S. government guaranteed student lending portfolio (net finance income as a percentage of AEA excluding student lending was 5.76% in 2006 and 6.03% in 2005); 2) pricing pressure, reflecting liquidity in many of our lending businesses; and 3) an increasingly conservative liquidity profile in comparison to 2005, including higher cash balances, the continued maturity extension of the debt portfolio and other increased alternative liquidity facilities. Net finance margin did benefit from very strong aerospace margins in the current quarter.

The increase in net operating lease margin as a percentage of average operating lease assets reflected strengthening rental rates in both aerospace and rail, including the impact of higher interest rates. Aerospace margins for the quarter were boosted by a large prepayment fee on a customer’s early buyout of a seasoned leverage lease transaction and collections of past due rental settlements from bankrupt U.S. hub carrier airlines. The rail fleet was virtually fully utilized during the current quarter. See “Concentrations – Operating Leases” for additional information regarding our operating lease assets.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

NET FINANCE MARGIN AFTER PROVISION FOR CREDIT LOSSES (RISK ADJUSTED MARGIN)

Net Finance Margin after provision for Credit Losses (Risk-Adjusted Margin) (dollars in millions)
For the Quarters Ended March 31,	2006	2005
Net finance margin	$ 446.9	$ 398.9
Provision for credit losses	33.3	45.3

Net finance margin after provision for credit losses (risk-adjusted margin)	$ 413.6	$ 353.6

As a % of AEA:
Net finance margin	3.36%	3.62%
Provision for credit losses	0.25%	0.41%

Net finance margin after provision for credit losses (risk-adjusted margin)	3.11%	3.21%

Average Earning Assets	$53,222.2	$44,083.4

The 17% growth in risk-adjusted margin largely reflects the variances in net finance margin discussed above, as well as a benefit from lower charge-offs, which we discuss further in “Credit Metrics”.

OTHER REVENUE

Other Revenue (dollars in millions)
For the Quarters Ended March 31,	2006	2005
Fees and other income	$ 168.8	$ 148.8
Factoring commissions	55.8	54.8
Gains on sales of leasing equipment	21.4	22.6
Gains on securitizations	13.6	11.8
Gains on venture capital investments	0.5	10.8
Gains on derivatives	—	27.7

Total other revenue	$ 260.1	$ 276.5

Other revenue as a percentage of AEA	1.95%	2.51%

Other revenue as a percentage of net revenue	36.8%	38.4%

Fees and other income include securitization-related servicing fees and accretion, syndication fees, miscellaneous fees, and gains from asset sales. Gains from receivable sales were up $11.5 million, due to sales of student lending receivables. Vendor Finance drove the remainder of the increase, with roughly half of this increase in international operations. Securitization-related fees (net of impairment charges) were essentially flat with 2005, as reduced impairment charges offset the impact of a 10% decline in average securitized assets from the prior year.

Higher factoring commissions reflect strong volumes, including incremental volume from acquisitions, and relatively flat commission rates.

Gains on sales of equipment declined 5%, but remained at a relatively high level, as increased gains in the Transportation Finance rail and aerospace businesses essentially offset lower equipment gains in Vendor Finance.

Securitization gains increased 15% on 2% higher volume securitized. The higher gain as a percentage of volume reflects strong gains on Vendor Finance receivables sold. Securitization gains were 4.0% of pretax income in 2006, versus 3.2% in 2005.

Gains on venture capital investments correspond largely to the sale of these non-strategic portfolios that we have been exiting in recent years. The portfolio ended the quarter at $31 million, down from $101 million at March 31, 2005.

Gains on derivatives relate to the 2005 mark-to-market of certain compound cross-currency swaps that did not qualify for hedge accounting treatment. All of the swaps were either terminated or had matured as of December 31, 2005.

26	CIT GROUP INC

RESERVE FOR CREDIT LOSSES

Reserve for Credit Losses (dollars in millions)
For the Quarters Ended March 31,	2006	2005
Balance beginning of period	$ 621.7	$ 617.2

Provision for credit losses – finance receivables	33.3	45.3
Reserves relating to acquisitions, other	7.6	7.0

Additions to reserve for credit losses, net	40.9	52.3

Net credit losses
Vendor Finance	13.8	13.4
Consumer and Small Business Lending	21.6	17.0
Trade Finance	6.7	6.6
Corporate Finance	0.2	11.7
Transportation Finance	—	0.4

Total net credit losses	42.3	49.1

Balance end of period	$ 620.3	$ 620.4

Reserve for credit losses as a percentage of finance receivables	1.32%	1.51%
Reserve for credit losses as a percentage of finance receivables, excluding student loans	1.52%	1.68%
Reserve for credit losses as a percentage of past due receivables (60 days or more)	75.4%	85.8%
Reserve for credit losses as a percentage of past due receivables (60 days or more), excluding student loans	98.9%	101.6%
Reserve for credit losses as a percentage of non-performing assets	114.4%	117.4%

The lower level of reserve for credit losses at March 31, 2006 reflects the improvements in our credit metrics, including the decline in charge-offs, which remain at historically low levels. This strong credit quality, along with the growth of U.S. government guaranteed student lending receivables, drove the decline in the percentage of reserves to finance receivables. We present the metrics excluding student loans due to the guarantees. See “Credit Metrics” for further discussion.

We determine the reserve for credit losses using three key components: (1) specific reserves for collateral and cash flow dependent loans that are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit risk, and (3) reserves for economic environment risk and other factors.

Reserves include amounts relating to impaired loans (excluding telecommunication accounts with related specific reserves) of $64.8 million, $61.7 million and $26.7 million at March 31, 2006, December 31, 2005, and March 31, 2005. The March 2006 and December 2005 balances include amounts for a power generation facility subject to bankruptcy proceedings and Hurricanes Katrina and Rita, while the March 2005 balance includes amounts related to U.S. commercial airline hub carriers that were charged-off in the last quarter of 2005. The portion of the reserve related to inherent estimated loss and estimation risk reflects our evaluation of trends in our key credit metrics, as well as our assessment of risk in specific industry sectors.

The consolidated reserve for credit losses is intended to provide for losses inherent in the portfolio. Therefore, we estimate the ultimate outcome of collection efforts and realization of collateral values, among other things, and we may make additions or reductions to the consolidated reserve for credit losses depending on changes in economic conditions or credit metrics, including past due and non-performing accounts, or other events affecting specific obligors or industries. We continue to believe that the credit risk characteristics of the portfolio are well diversified by geography, industry, borrower, and collateral type. See “Concentrations” for more information.

During the third quarter of 2005, we established a $34.6 million reserve for credit losses related to Hurricanes Katrina and Rita. During the first quarter of 2006, $3.0 million in charges were taken against the reserve, resulting in a balance of $31.6 million at March 31, 2006. This amount reflects management’s best estimate of loss based on available and relevant information. Our current expectation is for the majority of related charge-offs to be realized in the latter part of 2006 and into 2007. Management will continue to assess the financial impact of the hurricanes as more information becomes available.

Based on currently available information and our portfolio risk assessment, we believe that our total reserve for credit losses is adequate.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

CREDIT METRICS

NET CHARGE-OFFS
Net Charge-offs (dollars in millions)
For the Quarters Ended March 31,	2006		2005
Owned
Vendor Finance	$13.8	0.74%	$13.4	0.69%
Consumer and Small Business Lending	21.6	0.54%	17.0	0.79%

Total Specialty Finance Group	35.4	0.60%	30.4	0.74%

Trade Finance	6.7	0.42%	6.6	0.42%
Corporate Finance	0.2	0.01%	11.7	0.35%
Transportation Finance	—	—	0.4	0.09%

Total Commercial Finance Group	6.9	0.12%	18.7	0.35%

Total	$42.3	0.37%	$49.1	0.52%

Total, excluding student loans	$42.3	0.42%	$49.1	0.55%

Managed
Vendor Finance	$21.7	0.77%	$23.7	0.81%
Consumer and Small Business Lending	28.2	0.67%	22.5	0.92%

Total Specialty Finance Group	49.9	0.71%	46.2	0.86%

Trade Finance	6.7	0.41%	6.6	0.42%
Corporate Finance	1.3	0.03%	17.2	0.43%
Transportation Finance	—	—	0.4	0.09%

Total Commercial Finance Group	8.0	0.13%	24.2	0.40%

Total	$57.9	0.44%	$70.4	0.62%

Total, excluding student loans	$57.9	0.49%	$70.4	0.65%

Owned Charge-Offs (as a percentage of average finance receivables)
For the Quarters Ended March 31,

Managed Charge-Offs (as a percentage of average managed receivables)
For the Quarters Ended March 31,

The trends in the tables above are positive, as charge-offs on an owned and managed basis, both in amount and as a percentage of assets, declined in the 2006 quarter compared to 2005.

Consumer and Small Business Lending owned charge-offs were up in 2006 in amount from last year, but were down as a percentage of average finance receivables, reflecting portfolio growth, improved credit performance and the addition of the student lending assets. Excluding student loans in both quarters, the charge-off rates were 0.84% for 2006 and 1.05% for 2005.

Corporate Finance charge-offs declined in the business capital and construction businesses from last year.

28	CIT GROUP INC

The improvement in securitized charge-offs was largely in Corporate Finance, with declines in construction, diversified and Canada portfolios. The Vendor Finance decline was in the U.S. operations. Home lending partially offset these declines. Consumer home lending securitization-related charge-offs increased approximately $1.1 million or 140 basis points as a percentage of securitized assets from 2005 due to seasoning in this portfolio and the switch to on-balance sheet funding in this business. Total securitized portfolio charge-offs were 0.89% and 1.08% as a percentage of securitized assets for the 2006 and 2005 quarters.

PAST DUE LOANS AND NON-PERFORMING ASSETS

Past Due Loans (60 days or more) (dollars in millions, % as a percentage of finance receivables)
	March 31, 2006		December 31, 2005
Owned Past Due
Vendor Finance	$223.4	3.05%	$251.8	3.47%
Consumer and Small Business Lending(1)	464.8	2.78%	363.2	2.46%

Total Specialty Finance Group	688.2	2.86%	615.0	2.79%

Trade Finance	42.8	0.64%	39.3	0.59%
Corporate Finance	69.6	0.48%	86.9	0.64%
Transportation Finance	21.8	1.41%	17.0	0.90%

Total Commercial Finance Group	134.2	0.59%	143.2	0.64%

Total	$822.4	1.76%	$758.2	1.71%

Total, excluding student loans(1)	$627.2	1.54%	$625.5	1.59%

Managed Past Due
Vendor Finance	$319.3	2.69%	$357.6	3.00%
Consumer and Small Business Lending(1)	537.5	2.97%	446.0	2.77%

Total Specialty Finance Group	856.8	2.86%	803.6	2.87%

Trade Finance	42.8	0.64%	39.3	0.59%
Corporate Finance	74.8	0.44%	105.5	0.64%
Transportation Finance	21.8	1.34%	17.0	0.83%

Total Commercial Finance Group	139.4	0.55%	161.8	0.64%

Total	$996.2	1.80%	$965.4	1.81%

Total, excluding student loans(1)	$801.0	1.64%	$832.7	1.74%

(1)	See “Concentrations” for additional delinquency information on Consumer and Small Business Lending.

Vendor Finance delinquency decreased in 2006, reflecting lower delinquency levels in the U.S. vendor finance operations.

Consumer and Small Business Lending delinquency increased in 2006, primarily due to the student lending and home lending portfolio growth. Consumer delinquencies were $225.4 million at March 31, 2006, up from $185.5 million (2.18%) at December 31, 2005, reflecting normal seasoning and portfolio growth. Student lending delinquencies were $195.2 million at March 31, 2006 (3.19%), up from $132.7 million (2.63%) at December 31, 2005.

Corporate Finance delinquency metrics were down compared to last quarter on improvement in the construction and energy & infrastructure businesses.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

Non-performing Assets (dollars in millions, % as a percentage of finance receivables)
	March 31, 2006		December 31, 2005
Vendor Finance	$ 103.6	1.41%	$ 112.1	1.54%
Consumer and Small Business Lending	256.4	1.53%	216.1	1.46%

Total Specialty Finance Group	360.0	1.50%	328.2	1.49%

Trade Finance	4.4	0.07%	5.3	0.08%
Corporate Finance	163.7	1.13%	165.4	1.21%
Transportation Finance	14.2	0.92%	22.3	1.18%

Total Commercial Finance Group	182.3	0.80%	193.0	0.87%

Total	$ 542.3	1.16%	$ 521.2	1.18%

Total, excluding student loans	$ 542.3	1.33%	$ 521.2	1.33%

Non-accrual loans	$ 476.1		$ 460.7
Repossessed assets	66.2		60.5

Total non-performing accounts	$ 542.3		$ 521.2

Non-performing assets increased in dollar amount due to portfolio growth, but stayed flat as a percentage of assets at low year-end levels. Improvements in Vendor Finance were due to run-off of non-strategic liquidating assets. Consumer and Small Business Lending was up on seasoning of the home lending portfolio. The Corporate Finance small increase was in Healthcare, partially offset by lower energy & infrastructure accounts. The decline in Transportation Finance was in the aerospace portfolio.

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and General Operating Expenses (dollars in millions)
	Quarters Ended March 31,		Quarter Ended March 31, 2006		Quarter Ended March 31, 2005
	2006	2005	Efficiency ratio(1)	% of AMA(2)	Efficiency ratio(1)	% of AMA(2)
Salaries and employee benefits	$199.6	$169.3
Other general operating expenses	113.2	94.7

Subtotal	312.8	264.0	44.2%	2.08%	39.1%	2.03%
Stock options expense	10.3	—

Salaries and general
operating expenses	323.1	264.0	45.7%	2.14%	39.1%	2.03%
Provision for restructuring	11.1	—

Total	$334.2	$264.0	47.3%	2.22%	39.1%	2.03%

(1)	Efficiency ratio is the ratio of salaries and general operating expenses to operating margin, excluding the provision for credit losses. Excluding the gains on derivatives ($27.7 million pretax) and venture capital investments ($10.8 million pretax), the efficiency ratio was 41.5% for the quarter ended March 31, 2005.
(2)	“AMA” means average managed assets, which is average earnings assets plus the average of finance receivables previously securitized and still managed by us.

The 2006 expense also includes a restructuring charge of $11.1 million and expense of $10.3 million relating to the adoption of SFAS 123R, “Share-Based Payment”, which mandates the expensing of stock options. The expected annual savings from the current quarter restructuring activities is approximately $12 million. Salaries and general operating expenses increased in 2006 due to the overall growth in our business, including acquisitions and investments in sales and marketing, as well as from higher incentive-based compensation.

The efficiency ratio was 45.7% (excluding the restructuring charge), up from 41.5% last year (excluding the derivatives mark-to-market adjustments and gain on venture capital investments). The higher ratio in the current quarter was partially due to the adoption of SFAS 123R (1.5% impact) as well as the continued build out of our sales force, where incremental revenues typically lag the initial expense outlays. Personnel totaled 6,630 at March 31, 2006 versus 6,130 last year. The increase reflects our business expansion, including acquisitions and investment in the sales force, along with additions to technology resources and other support functions.

See Note 2 – Stock-Based Compensation and Note 13 – Severance and Facility Restructuring Reserves for additional information.

30	CIT GROUP INC

With respect to our sales and marketing build-out and product expansion efforts during the quarter, we have substantially completed our build out in healthcare, home lending, communications, and student lending, with record volume generated in three of these key businesses this quarter. In addition to expanding our sales force, we are also focused on improving our sales force productivity. For example, in healthcare, we doubled the sales force year over year and volume per representative is up by 170%. In student lending, volume per representative is up almost 50%. We are also continuing a number of operations efficiency initiatives. Progress is being made on bringing student loan servicing in house in support of our full-service strategy with serviced assets approximately $2 billion at quarter end.

Both the business unit and corporate management monitor expenses closely, and actual results are reviewed monthly in comparison to business plan and forecast. We have an approval and review procedure for major capital expenditures, such as computer equipment and software, including post-implementation evaluations.

INCOME TAXES

Provision for Income Taxes (dollars in millions)
For the Quarters Ended March 31,	2006	2005
Provision for income taxes	$101.3	$137.6
Effective tax rate	29.8%	37.6%

The effective tax rate differs from the U.S. federal tax rate of 35% primarily due to state and local income taxes, the domestic and international geographic distribution of taxable income and corresponding foreign income taxes, as well as differences between book and tax treatment of certain items. The 2005 effective tax rate exceeds the U.S. federal rate primarily due to state and local income taxes.

The reduction in the 2006 effective tax rate reflects the continued relocation and funding of certain aerospace assets offshore and improved international earnings. In addition, the 2006 provision for income taxes benefited from $6.5 million in provision adjustments, including a $10.0 million reversal of previously established state NOL valuation allowances, reflecting management’s assessment with respect to higher expected loss utilization. Absent these adjustments, the 2006 effective tax rate was 31.8%.

We have U.S. federal net operating losses (“NOL’s”) of approximately $850 million as of December 31, 2005, which expire in various years beginning in 2011. In addition, we have various state NOL’s that will expire in various years beginning in 2006. Federal and state operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to fully utilize these federal loss carryforwards. Accordingly, we do not believe a valuation allowance is required with respect to these federal NOL’s. Based on management’s assessment as to realizability, the net deferred tax liability includes a valuation allowance of approximately $9.0 million as of March 31, 2006 relating to state NOL’s.

We have open tax years in the U.S., Canada and other jurisdictions that are currently under examination by the applicable taxing authorities, and certain tax years that may in the future become subject to examination. Management periodically evaluates the adequacy of our related tax reserves, taking into account our open tax return positions, tax assessments received, tax law changes and third-party indemnifications. We believe that our tax reserves are appropriate. The final determination of tax audits could affect our tax reserves.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

FINANCING AND LEASING ASSETS

Financing and Leasing Assets by Segment (dollars in millions)

	March 31, 2006	December 31, 2005	Percentage Change
Vendor Finance
Finance receivables	$ 7,325.8	$ 7,264.4	0.8%
Operating lease equipment, net	1,028.1	1,049.5	(2.0)%
Finance receivables held for sale	655.9	720.3	(8.9)%

Owned assets	9,009.8	9,034.2	(0.3)%
Finance receivables securitized and managed by CIT	3,875.9	3,921.6	(1.2)%

Managed assets	12,885.7	12,955.8	(0.5)%

Consumer and Small Business Lending
Finance receivables – home lending	8,982.5	8,199.7	9.5%
Finance receivables – student lending	6,117.3	5,051.0	21.1%
Finance receivables – small business lending	1,237.6	1,238.6	(0.1)%
Finance receivables – other	376.6	302.9	24.3%
Financing and leasing assets held for sale	616.2	496.2	24.2%

Owned assets	17,330.2	15,288.4	13.4%
Home lending finance receivables securitized and managed by CIT	781.6	838.8	(6.8)%

Managed assets	18,111.8	16,127.2	12.3%

Trade Finance
Finance receivables	6,719.5	6,690.0	0.4%

Corporate Finance
Finance receivables	14,533.3	13,652.5	6.5%
Operating lease equipment, net	165.9	177.7	(6.6)%
Finance receivables held for sale	195.1	253.5	(23.0)%

Owned assets	14,894.3	14,083.7	5.8%
Finance receivables securitized and managed by CIT	2,255.6	2,525.3	(10.7)%

Managed assets	17,149.9	16,609.0	3.3%

Transportation Finance
Finance receivables	1,548.7	1,895.4	(18.3)%
Operating lease equipment, net	8,972.0	8,408.5	6.7%
Financing and leasing assets held for sale	83.8	150.3	(44.2)%

Owned assets	10,604.5	10,454.2	1.4%

Other – Equity Investments	31.1	30.2	3.0%

Managed assets	$65,502.5	$62,866.4	4.2%

32	CIT GROUP INC

Total Managed Assets (dollars in billions)

Managed assets were $65.5 billion at March 31, 2006 up 4.2% from year-end. Throughout 2005, we launched several initiatives to grow our business through expanding our sales force, broadening our market reach via industry vertical alignment, improving certain higher growth industries such as healthcare and student lending, and improving our syndication and capital markets capabilities. Syndications were approximately $750 million for the current quarter, reflecting build-out and improved competencies in this area. We continued to allocate capital to businesses with higher risk-adjusted returns by liquidating non-strategic portfolios. Aided by an improving economy, this approach to growth and risk management led to continued declines in delinquency, non-performing assets, and charge-off levels from prior years.

The quarterly activity includes the following:

Vendor Finance – managed assets were essentially flat with year-end, as the accelerated liquidation of non-strategic assets was partially offset by the growth in the international operations.

Consumer and Small Business Lending – the increase for the quarter included $1.1 billion from Student Loan Xpress and $1.0 billion from Home Lending. Student Loan Xpress assets have increased 43% from last year.

Trade Finance – owned assets were essentially unchanged from year-end.

Corporate Finance – managed assets grew $541 million or 3.3% to $17.1 billion from last quarter, with strength in Healthcare and Communications, Media & Entertainment. The majority of the above-mentioned syndication activity for the quarter was in this segment.

Transportation Finance – during the quarter we took delivery and placed four new aircraft from our order book. We had six off-lease aircraft, down from ten at year-end. Rail demand remains strong, with our fleet virtually fully utilized.

BUSINESS VOLUMES

Total Business Volumes (dollars in millions)
For the Quarters Ended March 31,

Business Volumes (excluding factoring, dollars in millions)

Business Volumes (excluding factoring, dollars in millions)

For the Quarters Ended March 31,	2006	2005
Vendor Finance	$1,949.0	$2,151.0
Consumer and Small Business Lending	3,831.6	1,549.0
Corporate Finance	2,438.0	1,749.4
Transportation Finance	497.1	251.2

Total new business volume	$8,715.7	$5,700.6

Origination volume for the quarter, excluding factoring volume, increased 52.9% to $8.7 billion from the prior year due to strong originations across our businesses as a result of our investment in growing our sales force. We achieved record quarterly new business volume in our Healthcare, Home Lending and Student Loan Xpress businesses, a direct result of recent sales initiatives.

Vendor Finance – new business volume was down from last year on a decline in Dell volume in the U.S., but volume excluding Dell in the U.S. grew 15% on the addition of new vendors and increased penetration of existing vendor relationships around the world. In addition, Dell volume outside the U.S. jumped 21% from last year quarter.

Consumer and Small Business Lending – new business volume increased $2.3 billion (147%) over last year quarter on strong originations at Home Lending and Student Loan Xpress. CIT is the preferred lender to over 1,000 schools, up 73% from a year ago.

Corporate Finance – volume was strong across all of the businesses and up 39% from last year. Growth included a number of long-term care, real estate, sports and entertainment transactions.

Transportation Finance – year-over-year volume increase reflected additional aircraft funding as well as strong rail volume.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 4.4% of our total financing and leasing assets at March 31, 2006 (the largest account being less than 1.0%) and 4.5% at year-end. The largest accounts primarily consist of companies in the transportation and retail industries. The total of our top ten account balances increased slightly from December 2005 in amount, but declined as a percentage of the total portfolio due to growth during the quarter in our consumer portfolios, which are smaller transactions.

OPERATING LEASES

Operating Leases Portfolio (dollars in millions)

	March 31, 2006	December 31, 2005
Transportation Finance – Aerospace	$ 5,651.8	$5,327.1
Transportation Finance – Rail and Other	3,320.2	3,081.4
Specialty Finance – Vendor Finance	1,028.1	1,049.5
Corporate Finance	165.9	177.7

Total	$10,166.0	$9,635.7

We strive to maximize the profitability of the lease equipment portfolio by balancing equipment utilization levels with market rental rates and lease terms.

The increases during the quarter in the Transportation Finance - Aerospace portfolio reflect deliveries of four new commercial aircraft from our order book, as well as the purchase of three other aircraft. The increase in rail and other was due to the reclassification of railcars formerly under leverage leases and strong first quarter rail volume. Railcar utilization remains high with approximately 97% of our fleet in use.

The declines in Vendor Finance and Corporate Finance operating lease portfolio reflects a general market trend toward financing equipment through finance leases and loans, rather than operating leases.

LEVERAGED LEASES

Leveraged Lease Portfolio (dollars in millions)

	March 31, 2006	December 31, 2005
Project finance	$374.1	$ 360.1
Commercial aerospace –
non-tax optimized	147.9	232.1
Commercial aerospace – tax optimized	90.0	135.2
Rail	123.3	260.8
Other	32.6	32.5

Total leveraged lease transactions	$767.9	$1,020.7

As a percentage of finance receivables	1.6%	2.3%

The major components of net investments in leveraged leases include: 1) project finance transactions, primarily in the power and utility sectors; 2) commercial aerospace transactions, including tax-optimized leveraged leases, which generally have increased risk of loss in default for lessors in relation to conventional lease structures due to additional leverage and the third-party lender priority recourse to the equipment in these transactions; and 3) rail transactions. The decline in the aerospace balances generally reflects the reclassification to operating leases. The decline of the tax-optimized balance reflects a sale of two aircraft during the quarter. The decline in the rail balance is due to the remarketing of the equipment under operating lease agreements at the expiration of the original lease transactions.

JOINT VENTURE RELATIONSHIPS

Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya are among our largest alliances. We have multiple program agreements with Dell, the largest of which is Dell Financial Services (“DFS”), covering originations in the U.S. The agreements provide Dell with the option to purchase CIT’s 30% interest in DFS in February 2008 and extends CIT’s right to purchase a percentage of DFS finance receivables through January 2010. The joint venture agreement with Snap-on was extended until January 2009, pursuant to an automatic renewal provision in the agreement. The Avaya agreement, which relates to profit-sharing on a CIT direct origination program, extends through September 2006.

Our financing and leasing assets include amounts related to the Dell, Snap-on, and Avaya joint venture programs. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities.

Returns relating to the joint venture relationships (i.e., net income as a percentage of average managed assets) for the 2006 quarter were somewhat in excess of our consolidated returns. A significant reduction in origination volumes from any of these alliances could have a material impact on our asset and net income levels. For additional information regarding certain of our joint venture activities, see Note 9 - Certain Relationships and Related Transactions.

34	CIT GROUP INC

Joint Venture Relationships (dollars in millions)

	March 31, 2006	December 31, 2005
Owned Financing and Leasing Assets
Dell U.S.	$1,710.2	$1,986.3
Dell – International	1,586.8	1,528.3
Snap-on	1,018.0	1,035.7
Avaya Inc.	499.6	563.0
Securitized Financing and Leasing Assets
Dell U.S.	$2,380.7	$2,526.1
Dell – International	54.9	34.2
Snap-on	51.0	55.4
Avaya Inc.	486.5	460.5

GEOGRAPHIC COMPOSITION

Geographic Concentrations by Obligor

	March 31, 2006	December 31, 2005
State
California	9.9%	9.8%
Texas	7.0%	7.5%
New York	7.0%	6.7%
All other states	55.1%	54.9%

Total U.S.	79.0%	78.9%

Country
Canada	5.8%	6.1%
England	3.2%	3.5%
Mexico	1.2%	0.9%
Australia	1.1%	1.0%
China	1.0%	1.0%
France	1.0%	1.1%
All other countries	7.7%	7.5%

Total International	21.0%	21.1%

The table summarizes significant state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our owned financing and leasing portfolio assets. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

INDUSTRY COMPOSITION

Our industry composition is detailed in Note 5 – Concentrations. We believe the following discussions, covering certain industries, are of interest to investors.

Aerospace

Aerospace (dollars in millions)

	March 31, 2006		December 31, 2005
	Net Investment	Number	Net Investment	Number
By Region:
Europe	$2,340.2	73	$2,348.4	75
U.S. and Canada	1,214.8	54	1,243.6	62
Asia Pacific	1,635.6	54	1,569.0	52
Latin America	680.2	24	533.7	20
Africa / Middle East	295.4	7	257.2	6

Total	$6,166.2	212	$5,951.9	215

By Manufacturer:
Boeing	$2,594.1	115	$2,644.6	124
Airbus	3,538.6	91	3,269.0	84
Other	33.5	6	38.3	7

Total	$6,166.2	212	$5,951.9	215

By Body Type (1):
Narrow body	$4,553.1	168	$4,331.0	165
Intermediate	1,394.3	28	1,347.2	27
Wide body	185.3	10	235.4	16
Other	33.5	6	38.3	7

Total	$6,166.2	212	$5,951.9	215

By Product:
Operating lease	$5,651.8	187	$5,327.1	182
Leverage lease (other)	147.9	5	232.1	10
Leverage lease (tax optimized)	90.0	5	135.2	7
Capital lease	68.9	2	67.7	3
Loan	207.6	13	189.8	13

Total	$6,166.2	212	$5,951.9	215

Other Data:
Off-lease aircraft	6		10
Number of accounts	92		93
Weighted average age of fleet (years)	6		6
Largest customer net investment	$ 296.3		$ 277.3

(1)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

36	CIT GROUP INC

Our commercial and regional aerospace portfolios are in the Transportation Finance segment. The commercial aircraft all comply with Stage III noise regulations. Generally, we write leases for terms between three and five years. The increase in the portfolio balance was due to new aircraft deliveries.

Our top five commercial aerospace exposures totaled $1,110.8 million at March 31, 2006. All top five are to carriers outside of the U.S. The largest exposure to a U.S. carrier at March 31, 2006 was $154.4 million.

The regional aircraft portfolio at March 31, 2006 consisted of 93 planes with a net investment of $245.0 million. The carriers are primarily located in North America and Europe. Loans make up approximately 62% of the portfolio, operating leases account for about 33% of the portfolio, and the remaining are capital leases. At December 31, 2005 the portfolio consisted of 104 planes with a net investment of $275.3 million.

At March 31, 2006, 6 commercial aircraft were off-lease due to bankruptcy repossessions and early returns. Subsequent to quarter end, we signed one to a lease and have letters of intent for the other aircraft. Within the regional aircraft portfolio at March 31, 2006, there were 4 aircraft off-lease.

The following is a list of our exposure to aerospace carriers that have filed for bankruptcy protection and the current status of our aircraft at March 31, 2006:

•	Delta Air Lines - On September 14, 2005, Delta Air Lines announced that it had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. During the fourth quarter of 2005, we charged off $13.2 million. Currently, we have three loans totaling $33.6 million and one operating lease for $25.0 million secured by four Boeing aircraft.
•	Northwest Airlines - On September 14, 2005, Northwest Airlines announced that it had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. During the fourth quarter of 2005, we charged off $35.3 million. Currently, our Northwest Airlines exposures include $128.3 million in finance receivables on two Airbus aircraft and one operating lease for $9.3 million for a Boeing aircraft.

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

See Note 11 – Commitments and Contingencies for additional information regarding commitments to purchase additional aircraft and Note 5 - Concentrations for further discussion on geographic and industry concentrations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

Home Lending

Managed Home Lending Portfolio Statistics (dollars in millions)

	March 31, 2006	December 31, 2005	March 31, 2005
Portfolio assets	$ 9,303.0	$8,335.7	$5,598.6
Managed assets	$ 10,084.6	$ 9,174.5	$6,730.1
Portfolio as a % of owned total assets	16%	15%	11%
Managed as a % of total managed assets	15%	15%	11%
% of first mortgages	91%	92%	92%
Average loan size	$ 119.6	$ 118.3	$ 103.9
Top state concentrations	California, Florida,	California, Florida,	California, Texas,
	Texas, New York,	Texas, Illinois,	Florida, Ohio,
	Illinois	New York	Pennsylvania
Top state concentrations as a % of managed portfolio	43%	42%	44%
Fixed-rate mortgage %	43%	43%	54%
Average loan-to-value	81%	81%	81%
Average FICO score	635	633	636
Delinquencies (sixty days or more)	2.93%	2.89%	3.41%
Net charge-offs	0.89%	0.82%	0.95%

The Consumer Finance home lending business is largely originated through a broker network. As part of originating business through this core channel, we employ an active portfolio management approach, whereby we target desired portfolio mix / risk attributes in terms of product type, lien position, and geographic concentrations, among other factors, resulting in sales of a portion of our originations from time to time. We supplement business with opportunistic purchases in the secondary market when market conditions are favorable from a credit and price perspective. The trends in the credit metrics for our home lending business reflect normal seasoning of the portfolio during the quarter and growth year over year.

Student Lending (Student Loan Xpress)

The Consumer Finance student lending portfolio, which is marketed as Student Loan Xpress, totaled $6.3 billion at March 31, 2006, representing 10.4% of owned and 9.3% of managed assets. Loan origination volumes were $1.6 billion and $0.9 billion for the quarters ended March 31, 2006 and December 31, 2005. Student Loan Xpress has arrangements with certain financial institutions to sell selected loans and works jointly with these financial institutions to promote these relationships.

Finance receivables by product type for our student lending portfolio are as follows:

Student Lending Finance Receivables by Product Type (dollars in millions)

	March 31, 2006	December 31, 2005	March 31, 2005
Consolidation loans	$5,541.3	$4,668.7	$3,996.9
Other U.S. Government guaranteed loans	703.2	568.7	424.6
Private (non-guaranteed) loans and other	84.3	30.4	13.4

Total	$6,328.8	$5,267.8	$4,434.9

Delinquencies (sixty days or more) were $195.2 million, 3.19% of finance receivables at March 31, 2006 and $112.6 million, 2.60% at March 31, 2005.

Top 5 state concentrations (California, New York, Texas, Pennsylvania, and Ohio) represented an aggregate 36% of the portfolio.

38	CIT GROUP INC

RISK MANAGEMENT

Our business activities involve various elements of risk. We consider the principal types of risk to be credit risk (including credit, collateral and equipment risk) and market risk (including interest rate, foreign currency and liquidity risk). Managing risks is essential to conducting our businesses and to our profitability. Accordingly, our risk management systems and procedures are designed to identify and analyze key business risks, to set appropriate policies and limits, and to continually monitor these risks and limits by means of reliable administrative and information systems, along with other policies and programs. Within the Office of the Chairman, the Vice Chairman and Chief Lending Officer oversees credit risk management across the businesses while the Vice Chairman and Chief Financial Officer oversees market risk management.

CREDIT RISK MANAGEMENT

We have formal underwriting policies and procedures to evaluate financing and leasing assets for credit and collateral risk during the credit granting process and periodically after the advancement of funds. These guidelines set forth our underwriting parameters based on: (1) Target Market Definitions, which delineate the markets, industries, geographies and products operating companies are permitted to target, and (2) Risk Acceptance Criteria, which details acceptable transaction structures, credit profiles and required risk-adjusted returns.

We have enhanced our credit risk management process by implementing a two-tier risk metrics system to capture and analyze credit risk based on probability of obligor default and loss given default. Probability of default is determined by evaluating the borrower creditworthiness including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. Loss given default ratings, which estimate the loss if an account goes into default, are predicated on deal structure, collateral valuation and related guarantees (including recourse from manufacturers, dealers or governments).

We are implementing processes and systems to drive risk-based pricing models to the individual transaction level based on the aforementioned credit metrics to ensure that transactions meet acceptable risk-adjusted return criteria. Each of our strategic business units has developed and implemented a formal credit management process customized to the products/services they offer, the clients they serve and the industries in which they operate.

Commercial Lending/Leasing:

The commercial credit management process begins with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including collecting past due balances and liquidating underlying collateral. Credit personnel review a potential borrower’s financial condition, results of operations, management, industry, customer base, operations, collateral and other data, such as third party credit reports, to thoroughly evaluate the customer’s borrowing and repayment ability. Transactions are graded according to the two-tier risk metrics system described above. Credit facilities are subject to approval within our overall credit approval and underwriting guidelines and are issued commensurate with the credit evaluation performed on each borrower.

Consumer and Small Ticket Lending/Leasing:

For consumer transactions and certain small-ticket leasing/lending transactions, we employ proprietary automated credit scoring models by loan type. The complex statistical models and algorithms are developed, tested and maintained in-house by our credit risk management sciences group. The models emphasize, among other things, occupancy status, length of residence, employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information and combined loan to value ratio for consumers, while small business models encompass financial performance metrics, length of time in business, industry category and geographic location. The models are used to assess a potential borrower’s credit standing and repayment ability considering the value or adequacy of property offered as collateral. We also utilize external credit bureau scoring, behavioral models and judgment in the credit adjudication and collection processes.

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

Equipment/Residual Risk Management

We have developed systems, processes and expertise to manage the equipment and residual risk in our leasing businesses. Our process consists of the following: 1) setting residual value at transaction inception; 2) systematic residual reviews; and 3) monitoring of residual realizations. Reviews for impairment are performed at least annually. Residual realizations, by business unit and product, are reviewed as part of our ongoing financial and asset quality review, both within the business units and by senior management.

We have maintained a standard practice of reviewing our aerospace portfolio regularly and, in accordance with SFAS No. 13 and SFAS No. 144, we test for asset impairment based upon projected cash flows and relevant market data with any impairment in value charged to earnings.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

Portfolio Analytics

We monitor concentrations by borrower, industry, geographic region and equipment type, and we set or modify exposure limits as conditions warrant, to minimize credit concentrations and the risk of substantial credit loss. Owned and managed credit exposures are reviewed on an ongoing basis to identify sectors of the economy that may be experiencing declining creditworthiness or financial difficulty as soon as possible and underwriting criteria and risk tolerances are adjusted accordingly.

We continue to advance our capital allocation disciplines through the implementation of processes and systems which drive risk-based equity allocations down to the transaction level and stress test loss scenarios. We expanded our proactive portfolio management activities to place greater emphasis on whole loan sales and syndications and broadened our risk mitigation techniques to include risk-sharing arrangements, credit insurance and credit derivatives. Additionally we are migrating our credit data files to a centralized credit manager system which will further our portfolio analytical capabilities and allow us to look at cross industry and cross border performance correlations.

Supervision and Oversight

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

The Corporate Credit Risk Management group also includes an independent credit audit function. The credit audit group reviews the credit management processes at each strategic business unit and ensures compliance with established corporate policies. The credit audit group examines adherence with established credit policies and procedures and tests for inappropriate credit practices, including whether potential problem accounts are being detected and reported on a timely basis.

CIT also maintains a standing Asset Quality Review Committee, which is charged with reviewing aggregate portfolio performance, including the status of individual financing and leasing assets, owned and managed, to obligors with higher risk profiles. The committee is comprised of members of senior management, including the Vice Chairman and Chief Lending Officer, the Vice Chairman and Chief Financial Officer, the Chief Credit Officer, the Controller and the Director of Credit Audit and meets with senior business unit executives to understand portfolio performance dynamics. This committee also periodically meets with the Chief Executive Officer of CIT to review overall credit risk, including geographic, industry and customer concentrations, and the reserve for credit losses.

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

Our Capital Committee sets policies, oversees and guides the interest rate and currency risk management process, including the establishment and monitoring of risk metrics, and ensures the implementation of those policies. Other risks monitored by the Capital Committee include derivative counterparty credit risk and liquidity risk. The Capital Committee meets periodically and includes the Chief Executive Officer, Vice Chairman and Chief Financial Officer, Vice Chairman and Chief Lending Officer, Vice Chairman - Specialty Finance, Vice Chairman - Commercial Finance, Treasurer, and Controller, with business unit executives serving on a rotating basis.

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

The first interest rate sensitivity modeling technique (MAR) that we employ includes the creation of prospective twelve-month baseline and rate shocked net interest income simulations. At the date that we model interest rate sensitivity, we derive the baseline net interest income considering the current level of interest-sensitive assets, the current level of interest-sensi-

40	CIT GROUP INC

tive liabilities, and the current level of derivatives. Our baseline simulation assumes that, over the next successive twelve months, market interest rates (as of the date of our simulation) are held constant and that no new loans or leases are extended. Once we calculate the baseline net interest income, we instantaneously raise market interest rates, which we previously held constant, 100 basis points across the entire yield curve, and a rate shocked simulation is run in which all interest rate sensitive assets, liabilities and derivatives are immediately reset. We then measure interest rate sensitivity as the difference between the calculated baseline and the rate shocked net interest income.

An immediate hypothetical 100 basis point increase in the yield curve on April 1, 2006 would reduce our net income by an estimated $18 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in our net income of a like amount. A 100 basis point increase in the yield curve on April 1, 2005 would have reduced our net income by an estimated $17 million after tax, while a corresponding decrease in the yield curve would have increased our net income by a like amount.

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

An immediate hypothetical 100 basis point increase in the yield curve on April 1, 2006 would increase our economic value by $199 million. A 100 basis point increase in the yield curve on April 1, 2005 would have increased our economic value by $91 million.

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

	Before Swaps		After Swaps
Quarter Ended March 31, 2006
Commercial paper, variable-rate senior notes and bank credit facilities	$24,341.1	4.63%	$27,230.5	4.76%
Fixed-rate senior and subordinated notes and deposits	23,602.9	5.38%	20,713.5	5.29%

Composite	$47,944.0	5.00%	$47,944.0	4.99%

Quarter Ended March 31, 2005
Commercial paper, variable-rate senior notes and bank credit facilities	$17,647.7	2.83%	$21,928.9	3.21%
Fixed-rate senior and subordinated notes and deposits	21,968.7	5.14%	17,687.5	4.90%

Composite	$39,616.4	4.10%	$39,616.4	3.95%

The weighted average interest rates before swaps do not necessarily reflect the interest expense that we would have incurred over the life of the borrowings had we managed the interest rate risk without the use of such swaps.

We offer a variety of financing products to our customers, including fixed and floating-rate loans of various maturities and currency denominations, and a variety of leases, including operating leases. Changes in market interest rates, relationships between short-term and long-term market interest rates, or relationships between different interest rate indices (i.e., basis risk) can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, and can result in an increase in interest expense relative to finance income. We measure our asset/liability position in economic terms through duration measures and sensitivity analysis, and we measure the effect on earnings using maturity gap analysis. Our asset portfolio is generally comprised of loans and leases of short to intermediate term. As such, the duration of our asset portfolio is generally less than three years. We target to closely match the duration of our liability portfolio with that of our asset portfolio. As of March 31, 2006, our liability portfolio duration was slightly longer than our asset portfolio duration.

A matched asset/liability position is generally achieved through a combination of financial instruments, including commercial paper, deposits, medium-term notes, long-term debt, interest rate and currency swaps, foreign exchange contracts, and through securitization. We do not speculate on interest rates or foreign exchange rates, but rather seek to mitigate the possible impact of such rate fluctuations encountered in the normal course of business. This process is ongoing due to prepayments, refinancings and actual payments varying from contractual terms, as well as other portfolio dynamics.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41

We periodically enter into structured financings (involving the issuance of both debt and an interest rate swap with corresponding notional principal amount and maturity) to manage liquidity and reduce interest rate risk at a lower overall funding cost than could be achieved by solely issuing debt.

As part of managing exposure to interest rate, foreign currency, and, in limited instances, credit risk, CIT, as an end-user, enters into various derivative transactions, all of which are transacted in over-the-counter markets with other financial institutions acting as principal counterparties. Derivatives are utilized to eliminate or mitigate economic risk only, and our policy prohibits entering into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and to achieve hedge accounting treatment, whenever possible, substantially all derivatives entered into are designated according to a hedge objective against a specific or forecasted liability or, in limited instances, assets. The notional amounts, rates, indices, and maturities of our derivatives closely match the related terms of the underlying hedged items.

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

The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

	Before Swaps		After Swaps
	Fixed rate	Floating rate	Fixed rate	Floating rate
March 31, 2006
Assets	49%	51%	49%	51%
Liabilities	49%	51%	43%	57%
December 31, 2005
Assets	49%	51%	49%	51%
Liabilities	50%	50%	44%	56%

Total interest sensitive assets were $55.0 billion and $51.9 billion at March 31, 2006 and December 31, 2005. Total interest sensitive liabilities were $48.5 billion and $45.6 billion at March 31, 2006 and December 31, 2005.

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

Other Market Risk Management – CIT has entered into credit default swaps to economically hedge certain CIT credit exposures. These swaps do not meet the requirements for hedge accounting treatment and therefore are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income. See Note 8 - Derivative Financial Instruments for further discussion, including notional principal balances of interest rate swaps, foreign currency exchange forward contracts, cross-currency swaps, credit default swaps and other derivative contracts.

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

42	CIT GROUP INC

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

The Capital Committee, in conjunction with Corporate Risk Management, approves each counterparty and establishes exposure limits based on credit analysis and market value. All derivative agreements are entered into with major money center financial institutions rated investment grade by nationally recognized rating agencies, with the majority of our counterparties rated “AA” or better. Credit exposures are measured based on the current market value and potential future exposure of outstanding derivative instruments. Exposures are calculated for each derivative contract and are aggregated by counterparty to monitor credit exposure.

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

Outstanding commercial paper totaled $4.3 billion at March 31, 2006, compared with $5.2 billion at December 31, 2005. Our targeted U.S. program size remains at $5.0 billion with programs targeted to aggregate $500 million in Canada and Australia. Our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper. We have aggregate bank facilities of $6.3 billion in multi-year facilities. We also maintain committed bank lines of credit to provide backstop support of commercial paper borrowings and local bank lines to support our international operations.

During the current quarter, we grew deposits at CIT Bank, a Utah industrial bank, by approximately $425 million to almost $700 million. This action represents further execution on our liquidity risk management plan to broaden our funding sources and decrease our reliance on capital markets. Our plan is to fund a portion of the Bank’s assets, which include a portion of the home lending and student lending portfolios, with Bank deposits, with a targeted outstanding deposit base of $2.0 billion by the end of 2006. Our longer-term goal is to have 10% of our funding base from bank deposits.

We maintain registration statements with the Securities and Exchange Commission (“SEC”) covering debt securities that we may sell in the future. During the quarter, we filed a new shelf registration statement that became effective, under which our Board of Directors has approved up to $18 billion of debt funding under the statement for 2006. At March 31, 2006, we had $0.7 billion of registered, but unissued, debt securities available under an existing shelf registration statement, under which we may issue debt securities and other capital market securities. Term-debt issued during first quarter 2006 totaled $5.4 billion: $2.9 billion in variable-rate medium-term notes and $2.5 billion in fixed-rate notes. Consistent with our strategy of managing debt refinancing risk, the weighted average maturity of term-debt issued in 2006 was approximately five years. Included with the fixed rate notes are issuances under a retail note program in which we offer fixed-rate senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During the quarter, we issued $0.1 billion under this program having maturities of between 2 and 10 years. As part of our strategy to further diversify our funding sources, $1.0 billion of foreign currency denominated debt was issued during the March 2006 quarter. We plan on continuing to utilize diversified sources of debt funding to meet our strategic global growth initiatives.

To further strengthen our funding capabilities, we maintain committed asset-backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home lending receivables and trade accounts receivable. While these are predominately in the U.S., we also maintain facilities for Canadian domiciled assets. As of March 31, 2006, we had approximately $5.7 billion of availability in our committed asset-backed facilities and $4.0 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability as outlined in the following table:

Liquidity Measurement	Current Target	March 31, 2006	December 31, 2005
Commercial paper to total debt	Maximum of 15%	9%	11%
Short-term debt to total debt	Maximum of 35%	24%	29%
Bank lines to commercial paper	Minimum of 100%	161%	131%
Aggregate alternate liquidity* to short-term debt	Minimum of 100%	125%	110%

*	Aggregate alternate liquidity includes available bank facilities, asset-backed facilities and cash.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43

Our credit ratings are an important factor in meeting our earnings and margin targets as better ratings generally correlate to lower cost of funds (see Net Finance Margin, interest expense discussion). The following credit ratings have been in place since September 30, 2002 with the exception of the “positive” outlook from Standard & Poors, which was upgraded from “stable” on May 1, 2006:

	Short-Term	Long-Term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Positive
Fitch	F1	A	Stable
DBRS	R-1L	A	Stable

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

The following tables summarize significant contractual payments and projected cash collections, and contractual commitments at March 31, 2006:

Payments and Collections(1) by Twelve Month Period Ending March 31, (dollars in millions)

	Total	2007	2008	2009	2010	2011+
Commercial Paper	$ 4,282.3	$ 4,282.3	$ —	$ —	$ —	$ —
Deposits	687.9	271.7	313.0	56.8	24.8	21.6
Variable-rate senior unsecured notes	17,847.4	6,370.6	5,679.1	3,123.6	747.0	1,927.1
Fixed-rate senior unsecured notes	22,652.3	890.4	3,947.9	2,542.1	2,137.3	13,134.6
Non-recourse, secured borrowings	3,423.3	—	—	—	—	3,423.3
Preferred capital security	251.6	—	—	—	—	251.6
Lease rental expense	364.0	50.5	45.9	38.5	24.0	205.1

Total contractual payments	49,508.8	11,865.5	9,985.9	5,761.0	2,933.1	18,963.3

Finance receivables (2)	46,841.3	12,411.5	4,814.7	3,780.4	2,874.3	22,960.4
Operating lease rental income	4,077.3	1,201.9	1,047.2	761.2	509.3	557.7
Finance receivables held for sale (3)	1,551.0	1,551.0	—	—	—	—
Cash – current balance	2,265.7	2,265.7	—	—	—	—
Retained interest in securitizations and
other investments	1,117.1	648.5	202.1	137.3	33.9	95.3

Total projected cash collections	55,852.4	18,078.6	6,064.0	4,678.9	3,417.5	23,613.4

Net projected cash collections (payments)	$ 6,343.6	$ 6,213.1	$(3,921.9)	$(1,082.1)	$ 484.4	$ 4,650.1

(1)	Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.
(2)	Based upon contractual cash flows; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.
(3)	Based upon management’s intent to sell rather than contractual maturities of underlying assets.

44	CIT GROUP INC

Commitment Expiration by March 31, (dollars in millions)

	Total	2007	2008	2009	2010	2011+
Credit extensions	$ 9,875.9	$1,427.7	$1,033.0	$1,164.7	$1,301.1	$4,949.4
Aircraft purchases	3,148.0	966.0	1,054.0	568.0	—	560.0
Letters of credit	1,034.8	800.5	127.6	13.1	36.7	56.9
Sale-leaseback payments	565.9	45.1	41.9	42.0	41.9	395.0
Manufacturer purchase commitments	636.8	636.8	—	—	—	—
Guarantees and acceptances	168.9	157.0	10.5	1.4	—	—

Total contractual commitments	$15,430.3	$4,033.1	$2,267.0	$1,789.2	$1,379.7	$5,961.3

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

Securitized Assets (dollars in millions)

	March 31, 2006	December 31, 2005
Securitized Assets:
Vendor Finance	$3,875.9	$3,921.6
Consumer (Home Lending)	781.6	838.8
Corporate Finance	2,255.6	2,525.3

Total securitized assets	$6,913.1	$7,285.7

Securitized assets as a %
of managed assets	10.6%	11.6%

	Quarters Ended March 31,
Volume Securitized:	2006	2005
Vendor Finance	$866.0	$675.1
Corporate Finance	80.6	253.9

Total volume securitized	$946.6	$929.0

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

Our retained interests had a carrying value at March 31, 2006 of $1.1 billion. Retained interests are subject to credit and prepayment risk. As of March 31, 2006, approximately 50% of our outstanding securitization pool balances are in conduit structures. Securitized assets are subject to the same credit granting and monitoring processes which are described in the “Credit Risk Management” section.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45

The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2006 were as follows:

	Commercial Equipment
	Vendor Finance	Corporate Finance
Weighted average prepayment speed	27.06%	9.00%
Weighted average expected credit losses	0.41%	0.55%
Weighted average discount rate	8.56%	9.00%
Weighted average life (in years)	1.26	2.24

The key assumptions used in measuring the fair value of retained interests in securitized assets at March 31, 2006 were as follows:

	Commercial Equipment		Home Lending and Manufactured Housing	Recreational Vehicles and Boats
	Vendor Finance	Corporate Finance
Weighted average prepayment speed	22.56%	11.62%	28.71%	21.50%
Weighted average expected credit losses	0.70%	1.23%	1.79%	1.20%
Weighted average discount rate	8.12%	9.24%	13.00%	15.00%
Weighted average life (in years)	1.18	1.53	2.75	2.58

Joint Venture Activities

We utilize joint ventures organized through distinct legal entities to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. The vendor partner and CIT jointly own these distinct legal entities, and there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See disclosure in Note 9 - Certain Relationships and Related Transactions.

CAPITALIZATION

Capital Structure (dollars in millions)

	March 31, 2006	December 31, 2005
Commercial paper, deposits, term debt and secured borrowings	$ 48,893.2	$ 47,612.5

Total common stockholders’ equity	6,631.5	6,418.1
Preferred stock	500.0	500.0

Stockholders’ equity(1)	7,131.5	6,918.1
Preferred capital securities	251.6	252.0

Total capital	7,383.1	7,170.1
Goodwill and other intangible assets	(1,013.5)	(1,011.5)

Total tangible stockholders’ equity and preferred capital securities	6,369.6	6,158.6

Total tangible capitalization	$ 55,262.8	$ 53,771.1

Tangible stockholders’ equity(1) and Preferred Capital Securities to managed assets	9.72%	9.80%

(1)	Stockholders’ equity excludes the impact of the changes in fair values of derivatives qualifying as cash flow hedges and certain unrealized gains or losses on retained interests and investments, as these amounts are not necessarily indicative of amounts that will be realized. See “Non-GAAP Financial Measurements.”

See “Liquidity Risk Management” for discussion of risks impacting our liquidity and capitalization.

46	CIT GROUP INC

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We consider accounting estimates relating to the following to be critical in applying our accounting policies:

•	Charge-off of Finance Receivables
•	Impaired Loans
•	Reserve for Credit Losses
•	Retained Interests in Securitizations
•	Lease Residual Values
•	Goodwill and Intangible Assets
•	Income Tax Reserves and Deferred Income Taxes

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from what was described in our 2005 Annual Report on Form 10-K.

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA, along with other selected financial data:

(dollars in millions)

Quarters Ended March 31,	2006	2005
Finance income	9.73%	9.33%
Interest expense	4.50%	3.55%

Net finance income	5.23%	5.78%
Depreciation on operating lease equipment	1.87%	2.16%

Net finance margin	3.36%	3.62%
Provision for credit losses	0.25%	0.41%

Net finance margin after provision for credit losses	3.11%	3.21%
Other revenue	1.95%	2.51%

Operating margin	5.06%	5.72%
Salaries and general operating expenses	2.43%	2.40%
Provision for restructuring	0.08%	—

Income before provision for income taxes	2.55%	3.32%
Provision for income taxes	(0.76)%	(1.24)%
Minority interest, after tax	(0.01)%	(0.01)%

Net income before preferred stock dividends	1.78%	2.07%
Preferred stock dividends	(0.05)%	—

Net income available to common stockholders	1.73%	2.07%

Average Earning Assets	$ 53,222.2	$ 44,083.4

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47

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

Non-GAAP Reconciliations (dollars in millions)

	March 31, 2006	December 31, 2005
Managed assets(1):
Finance receivables	$ 46,841.3	$ 44,294.5
Operating lease equipment, net	10,166.0	9,635.7
Financing and leasing assets held for sale	1,551.0	1,620.3
Equity and venture capital investments (included in other assets)	31.1	30.2

Total financing and leasing portfolio assets	58,589.4	55,580.7
Securitized assets	6,913.1	7,285.7

Managed assets	$ 65,502.5	$ 62,866.4

Earning assets(2):
Total financing and leasing portfolio assets	$ 58,589.4	$ 55,580.7
Credit balances of factoring clients	(4,048.9)	(4,187.8)

Earning Assets	$ 54,540.5	$ 51,392.9

Tangible equity(3):
Total equity	$ 6,704.9	$ 6,462.7
Other comprehensive income relating to derivative financial instruments	(60.3)	(27.6)
Unrealized gain on securitization investments	(13.1)	(17.0)
Goodwill and intangible assets	(1,013.5)	(1,011.5)

Tangible common equity	5,618.0	5,406.6
Preferred stock	500.0	500.0
Preferred capital securities	251.6	252.0

Tangible equity	$ 6,369.6	$ 6,158.6

Debt, net of overnight deposits(4):
Total debt	$ 49,144.8	$ 47,864.5
Overnight deposits	(1,239.0)	(2,703.1)
Preferred capital securities	(251.6)	(252.0)

Debt, net of overnight deposits	$ 47,654.2	$ 44,909.4

(1)	Managed assets are utilized in certain credit and expense ratios. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.
(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.
(3)	Total tangible stockholders’ equity is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive income/losses and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.
(4)	Debt, net of overnight deposits is utilized in certain leverage ratios. Overnight deposits are excluded from these calculations, as these amounts are retained by the Company to repay debt. Overnight deposits are reflected in both debt and cash and cash equivalents.

48	CIT GROUP INC

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “expect,” “plan,” “estimate,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

•	our liquidity risk management,
•	our credit risk management,
•	our asset/liability risk management,
•	our funding, borrowing costs and net finance margin,
•	our capital, leverage and credit ratings,
•	our operational and legal risks,
•	our growth rates,
•	our commitments to extend credit or purchase equipment, and
•	how we may be affected by legal proceedings.

All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

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

Item 4. Controls and Procedures

There have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s first quarter of 2006 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49

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

On July 14, 2004, the U.S. Bankruptcy Court ordered the liquidation of NorVergence under Chapter 7 of the Bankruptcy Code. Thereafter, the Attorneys General of several states commenced investigations of NorVergence and the financial institutions, including CIT, that purchased NorVergence Leases. CIT has entered into settlement agreements with the Attorneys General in each of these states, except for Texas. Under those settlements, lessees in those states have had an opportunity to resolve all claims by and against CIT by paying a percentage of the remaining balance on their leases. CIT has also produced documents for transactions related to NorVergence at the request of the Federal Trade Commission (“FTC”) and pursuant to a subpoena in a grand jury proceeding being conducted by the U.S. Attorney for the Southern District of New York in connection with an investigation of transactions related to NorVergence. CIT has entered into a settlement agreement with respect to the Exquisite Caterers case and the Texas putative class action. Such settlement is subject to court approval and is not expected to have a material adverse financial effect on the balance sheet, the statement of income or cash flows.

Other Litigation

In addition, there are various legal proceedings that have been brought against CIT in the ordinary course of business. While the outcomes of the NorVergence related litigation and the ordinary course legal proceedings, and the related activities, are not certain, based on present assessments, management does not believe that they will have a material adverse financial effect on the balance sheet, the statement of income or cash flows.

ITEM 1A. Risk Factors

RISK FACTORS

Our business activities involve various elements of risk. We consider the following issues to be the most critical risks to the success of our business:

•	General deterioration in economic conditions
•	Limitation on our liquidity / ability to raise capital
•	Significant changes in interest rates
•	Inability to realize our entire investment in the equipment that we lease
•	Potential inadequacy in our reserve for credit losses
•	Adverse effects from the regulated environment in which we operate
•	Competition from a variety of financing sources for our customers
•	Adverse effects from the acquisition or disposition of a business or portfolio
•	Risks associated with transactions in foreign currencies
•	Potential execution risk associated with our business initiatives

There have been no significant changes to the risk elements from what is described in our 2005 Annual Report on Form 10-K. See “Item 1A. Risk Factors” in Form 10-K filed by CIT on March 6, 2006.

50	CIT GROUP INC

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the repurchase activity of CIT common stock under existing, approved share repurchase programs during the March 31, 2006 quarter:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Balance at December 31, 2005	13,205,357			1,010,497

January 1 - 31, 2006	494,000	$52.82	494,000	5,516,497	(2)
February 1 - 28, 2006	466,300	$52.89	466,300	5,050,197
March 1 - 31, 2006	643,200	$54.15	643,200	4,406,997

Total Purchases	1,603,500

Reissuances(1)	(2,123,527)

Balance at March 31, 2006	12,685,330

(1)	Includes the issuance of shares of our common stock upon exercise of stock options and the vesting of restricted stock.
(2)	On January 17, 2006, our Board of Directors approved a continuation of the common stock repurchase program to acquire up to an additional 5 million shares of our outstanding common stock in conjunction with employee equity compensation programs.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

51

ITEM 6. Exhibits

(a) Exhibits

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.3	Certificate of Designations relating to the Company’s 6.350% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

3.4	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

4.1	Indenture dated as of August 26, 2002 by and among CIT Group Inc., Bank One Trust Company, N.A., as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

4.2	Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (incorporated by reference to Exhibit 4.4 to Form S-3/A filed by CIT on October 28, 2004).

4.3	Certain instruments defining the rights of holders of CIT’s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

12.1	CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

31.1	Certification of Jeffrey M. Peek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Leone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

52	CIT GROUP INC

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

May 8, 2006

53