Form 10-Q
period 2006-06-30
CIT GROUP INC
filed 2006-08-07
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006	or	|_ |	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

505 Fifth Avenue, New York, New York (Address of Registrant’s principal executive offices)	10017 (Zip Code)

(212) 771-0505 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_ |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer |X| Accelerated filer |_ | Non-accelerated filer |_ |.

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Yes |_ | No |X|

As of July 28, 2006, there were 198,836,437 shares of the Registrant’s common stock outstanding.

TABLE OF CONTENTS	1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) – Assets (dollars in millions – except share data)

	June 30, 2006	December 31, 2005
Financing and leasing assets:
Finance receivables, including student lending receivables pledged of $3,265.7 and $3,963.8	$ 49,306.1	$ 44,294.5
Reserve for credit losses	(638.0)	(621.7)

Net finance receivables	48,668.1	43,672.8
Operating lease equipment, net	10,583.6	9,635.7
Financing and leasing assets held for sale	1,340.6	1,620.3
Cash and cash equivalents, including $94.2 and $311.1 restricted	2,453.3	3,658.6
Retained interest in securitizations and other investments	1,128.1	1,152.7
Goodwill and intangible assets, net	1,033.6	1,011.5
Other assets	2,540.1	2,635.0

Total Assets	$ 67,747.4	$ 63,386.6

CONSOLIDATED BALANCE SHEETS (Unaudited) – Liabilities and Stockholders’ Equity

Debt:
Commercial paper	$ 5,113.1	$ 5,225.0
Deposits	1,395.1	261.9
Variable-rate senior unsecured notes	17,809.7	15,485.1
Fixed-rate senior unsecured notes	24,360.9	22,591.7
Non-recourse, secured borrowings – student lending	3,305.4	4,048.8
Preferred capital securities	251.2	252.0

Total debt	52,235.4	47,864.5
Credit balances of factoring clients	3,702.8	4,187.8
Accrued liabilities and payables	4,359.6	4,321.8

Total Liabilities	60,297.8	56,374.1
Commitments and Contingencies (Note 11)
Minority interest	38.7	49.8
Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized, Issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	350.0
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	150.0
Common stock: $0.01 par value, 600,000,000 authorized,
Issued: 212,484,564 and 212,315,498	2.1	2.1
Outstanding: 198,559,085 and 199,110,141
Paid-in capital, net of deferred compensation of $90.3 and $49.5	10,647.2	10,632.9
Accumulated deficit	(3,307.5)	(3,691.4)
Accumulated other comprehensive income	222.9	115.2
Less: treasury stock, 13,925,479 and 13,205,357 shares, at cost	(653.8)	(596.1)

Total Common Stockholders’ Equity	6,910.9	6,462.7

Total Stockholders’ Equity	7,410.9	6,962.7

Total Liabilities and Stockholders’ Equity	$ 67,747.4	$ 63,386.6

See Notes to Consolidated Financial Statements.

2	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions – except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Finance revenue	$ 1,379.3	$ 1,100.7	$ 2,673.9	$ 2,128.7
Interest expense	677.7	467.8	1,276.0	859.3

Net finance revenue	701.6	632.9	1,397.9	1,269.4
Depreciation on operating lease equipment	256.2	241.2	505.6	478.8

Net finance revenue after depreciation on operating lease equipment	445.4	391.7	892.3	790.6
Provision for credit losses	48.2	47.2	81.5	92.5

Finance revenue, net of interest expense, depreciation and credit provision	397.2	344.5	810.8	698.1
Other revenue	303.5	332.6	563.6	609.1

Total revenue, net of interest expense, depreciation and credit provision	700.7	677.1	1,374.4	1,307.2
Salaries and general operating expenses	344.8	268.8	667.9	532.8
Provision for restructuring	–	25.2	11.1	25.2

Income before provision for income taxes	355.9	383.1	695.4	749.2
Provision for income taxes	(111.9)	(132.9)	(213.2)	(270.5)
Minority interest, after tax	(0.5)	(1.1)	(1.3)	(2.0)

Net income before preferred stock dividends	243.5	249.1	480.9	476.7
Preferred stock dividends	(7.5)	–	(15.2)	–

Net income available to common stockholders	$ 236.0	$ 249.1	$ 465.7	$ 476.7

Per common share data
Basic earnings per share	$ 1.18	$ 1.18	$ 2.34	$ 2.26
Diluted earnings per share	$ 1.16	$ 1.16	$ 2.28	$ 2.22
Number of shares – basic (thousands)	199,189	210,506	199,308	210,581
Number of shares – diluted (thousands)	203,923	214,699	204,172	214,894
Dividends per share	$ 0.20	$ 0.16	$ 0.40	$ 0.29

See Notes to Consolidated Financial Statements.

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2005	$500.0	$2.1	$ 10,632.9	$(3,691.4)	$115.2	$(596.1)	$ 6,962.7
Net income before preferred stock dividends				480.9			480.9
Foreign currency translation adjustments					40.7		40.7
Change in fair values of derivatives
qualifying as cash flow hedges					72.3		72.3
Unrealized gain on equity and
securitization investments, net					(5.3)		(5.3)

Total comprehensive income							588.6

Cash dividends – common				(81.8)			(81.8)
Cash dividends – preferred				(15.2)			(15.2)
Restricted stock expense			22.3				22.3
Stock option expense			16.9				16.9
Treasury stock purchased, at cost						(180.4)	(180.4)
Exercise of stock option awards,
including tax benefits			(24.9)			120.8	95.9
Employee stock purchase plan participation						1.9	1.9

June 30, 2006	$500.0	$2.1	$ 10,647.2	$(3,307.5)	$222.9	$(653.8)	$ 7,410.9

See Notes to Consolidated Financial Statements.

4	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Operations
Net income before preferred stock dividends	$ 480.9	$ 476.7
Adjustments to reconcile net income to net cash flows from operations:
Depreciation and amortization	522.8	499.9
Share-based compensation amortization	39.2	23.1
Provision for deferred federal income taxes	65.3	216.8
Provision for credit losses	81.5	92.5
Gains on equipment, receivable and investment sales	(151.5)	(164.3)
Decrease/(increase) in other assets	90.9	(41.6)
Decrease/(increase) in finance receivables held for sale	180.3	278.8
(Decrease)/increase in accrued liabilities and payables	(401.5)	194.8
Other	(71.5)	(78.3)

Net cash flows provided by operations	836.4	1,498.4

Cash Flows From Investing Activities
Finance receivables extended and purchased	(38,331.4)	(29,313.6)
Principal collections of finance receivables	30,272.5	25,024.9
Proceeds from asset and receivable sales	3,313.1	3,056.5
Purchases of assets to be leased	(1,369.3)	(985.1)
Acquisitions, net of cash acquired	(122.3)	(152.6)
Goodwill and intangible assets acquired	(31.5)	(60.0)
Net increase in short-term factoring receivables	(103.9)	(165.9)
Other	(22.2)	167.2

Net cash flows (used for) investing activities	(6,395.0)	(2,428.6)

Cash Flows From Financing Activities
Proceeds from the issuance of unsecured notes, deposits and non-recourse student lending borrowings	11,397.6	7,656.4
Repayments of unsecured notes, deposits and non-recourse student lending borrowings	(6,547.5)	(5,626.4)
Net decrease in commercial paper	(111.9)	(957.6)
Net repayments of non-recourse leveraged lease debt	(72.8)	16.2
Cash dividends paid	(97.0)	(61.9)
Excess tax benefit related to share-based compensation	17.1	–
Other	(15.3)	(75.0)

Net cash flows provided by financing activities	4,570.2	951.7

Net (decrease) increase in cash and cash equivalents	(988.4)	21.5
Unrestricted cash and cash equivalents, beginning of period	3,347.5	2,210.2

Unrestricted cash and cash equivalents, end of period	$ 2,359.1	$ 2,231.7

Supplementary Cash Flow Disclosure
Interest paid	$ 1,082.0	$ 759.4
Federal, foreign, state and local income taxes paid, net	$ 90.8	$ 48.3

See Notes to Consolidated Financial Statements.

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	5

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

These financial statements have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as updated on Form 8-K on May 31, 2006 for certain changes in segment reporting. Financial statements in this Form 10-Q have not been audited by the independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT’s financial position and results of operations.

In the Consolidated Statements of Cash Flows commencing in the second quarter of 2006, the Company includes the extension, purchase, principal collection and sales cash flows related to student loans in “Finance receivables extended and purchased,” “Principal collections of finance receivables” and “Proceeds from asset and receivable sales” in “Cash flows from Investing Activities”. The presentation of the corresponding 2005 amounts, “Net Loans extended — pledged in conjuction with secured borrowings”, which was previously presented in “Cash Flows from Financing Activities”, ($0.4 billion of loans extended and purchased, reduced by $0.1 billion of principal collections) has been conformed to the 2006 presentation.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”. FSP 13-2 is effective as of the first fiscal year that begins after December 15, 2006. The adoption of FAS 13-2 is not expected to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48, which defines criterion for recognition and measurement of income tax benefits in a Company’s financial statements, is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of the standard.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. SFAS 156 is effective as of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The implementation of SFAS 155 is not expected to have a material impact on the Company’s financial statements.

In February 2006, the FASB issued FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123 (R)-4”). The implementation of FSP 123 (R)-4 did not have a material financial statement impact on the Company, as there are no present plans to allow cash settlement on stock options.

NOTE 2 – STOCK-BASED COMPENSATION

Stock-based compensation is awarded to CIT employees and directors under the “Long-Term Equity Compensation Plan” as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

On January 1, 2006, the Company adopted the revision to SFAS No. 123, “Share-Based Payment” (“FAS 123R”), which requires the recognition of compensation expense for all stock-based compensation plans. As a result, salaries and general operating expenses for the quarter ended June 30, 2006 include $6.6 million of compensation expense related to employee stock option plans and employee stock purchase plans ($4.0 million after tax, $0.02 diluted EPS). Salaries and general operating expenses for the six months ended June 30, 2006 include $16.9 million of compensation expense related to employee stock option plans and employee stock purchase plans ($10.4 million after tax, $0.05 diluted EPS). Compensation expense is recognized over the vesting period (requisite service period), generally three years, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. The compensation expense assumes a 2% forfeiture rate.

The Company utilized the modified prospective transition method in the adoption of FAS 123R and therefore: (1) the current quarter expense applies to 2006 awards and the unvested awards as of December 31, 2005, and (2) the comparable compensation expense for the quarter and six months ended June 30, 2005 is presented on a proforma basis in the table below as if CIT had accounted for employee stock option plans and employee stock purchase plans under the fair value method of FAS 123R:

(dollars in millions except per share data)

	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005
Net income available for common
shareholders as reported	$ 249.1	$ 476.7
Stock-based compensation expense –
fair value method, after tax	(4.8)	(9.9)

Proforma net income (loss)	$ 244.3	$ 466.8

Basic earnings per share as reported	$ 1.18	$ 2.26
Basic earnings per share proforma	$ 1.16	$ 2.22
Diluted earnings per share as reported	$ 1.16	$ 2.22
Diluted earnings per share proforma	$ 1.14	$ 2.17

6	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value for the 872,874 options awarded in 2006 was $9.7 million ($11.47 per option), based on the Black Scholes valuation model. The assumptions underlying these awards are presented in the following table on a weighted-average basis:

	Quarter Ended June 30, 2006	Six Months Ended June 30, 2006
Share price	$55.15	$51.88
Exercise price	$55.15	$51.88
Expected term (years)	4.11	4.17
Volatility	23.56%	23.10%
Dividend yield	1.45%	1.54%
Risk-free interest rate	4.92%	4.36%

For employees other than 16(b) officers (selected senior executives), the expected term is equal to the vesting period of the options plus two years. For 16(b) officers, the expected life calculation is calculated using the safe harbor methodology. For each tranche, the expected life is equal to the average of the vesting period and the full term. The volatility assumption is equal to the median volatility of a peer group using weekly closing prices for the historical period commensurate with the expected term, averaged with the implied volatility for CIT’s publicly traded options. The dividend yield reflects the Company’s current dividend yield. The risk free interest rate reflects the implied yield available on US Treasury zero-coupon issues (as of the grant date for each grant) with a remaining term equal to the expected term of the options.

Additional information regarding employee stock options as of, and for the six months ended June 30, 2006 is presented in the table that follows:

All Options (dollars in millions, except per option data)

	Options	Weighted Average Price Per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	17,470,879	$37.80	6.99
Granted	872,874	$51.88	6.58
Exercised	(2,662,526)	$27.35
Forfeited	(78,136)	$44.71

Outstanding at end of period	15,603,091	$40.34	6.49	$186.5

Options exercisable at end of period	8,608,400	$40.98	5.31	$97.4

The unrecognized pretax compensation cost related to employee stock options was $22.7 million at June 30, 2006, which is expected to be recognized in earnings over a weighted-average period of 1.6 years. The total intrinsic value (in-the-money value to employees), before taxes, related to options exercised during the six months ended June 30, 2006 was $68.6 million and the related cash received by the Company was $72.2 million. The Company’s tax benefit related to these employee gains was $17.1 million.

Net income for the quarters ended June 30, 2006 and 2005 as reported also included $7.4 million and $6.3 million of after-tax compensation cost related to restricted stock and performance share awards, while the costs for the six month periods were $13.9 million and $14.1 million respectively. Additional information regarding restricted stock and performance share programs as of, and for the six months ended June 30, 2006 is presented in the table that follows:

Restricted Stock/Performance Shares

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	3,154,292	$35.05
Granted	888,533	$53.84
Vested	(176,670)	$30.60
Forfeited	(189,575)	$39.94

Outstanding at end of period	3,676,580	$39.79

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that do not have a dilutive effect are not included in the denominator and averaged approximately 13.4 million shares and 16.1 million shares for the quarters ended June 30, 2006 and 2005 and 13.8 million shares and 16.5 million shares for the six months ended June 30, 2006 and 2005, respectively.

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

(dollars in millions, except per common share amounts, which are in whole dollars; weighted-average common share balances are in thousands)

	Quarter Ended June 30, 2006			Quarter Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income available to common stockholders	$236.0	199,189	$1.18	$249.1	210,506	$1.18
Effect of Dilutive Securities:
Restricted shares		1,130			890
Performance Shares		1,156			644
Stock options		2,448			2,659

Diluted EPS	$236.0	203,923	$1.16	$249.1	214,699	$1.16

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income available to common stockholders	$465.7	199,308	$2.34	$476.7	210,581	$2.26
Effect of Dilutive Securities:
Restricted shares		1,102			883
Performance Shares		1,144			537
Stock options		2,618			2,893

Diluted EPS	$465.7	204,172	$2.28	$476.7	214,894	$2.22

NOTE 4 – BUSINESS SEGMENT INFORMATION

Effective January 1, 2006, segment reporting was modified in conjunction with certain business realignment initiatives. We have made name changes to clarify the market focus of our segments: (a) Specialty Finance – Commercial has been renamed Vendor Finance, (b) Specialty Finance – Consumer has been renamed Consumer & Small Business Lending, (c) Commercial Services has been renamed Trade Finance, and (d) Capital Finance has been renamed Transportation Finance. The Small Business Lending unit was transferred from Vendor Finance to Consumer & Small Business Lending, reflecting commonalities with our home lending and student loan businesses. Consistent with our strategic focus on industry alignment, the former Equipment Finance segment has been consolidated into our Corporate Finance segment, and a $350 million diversified industry portfolio within the former Equipment Finance segment was transferred to Vendor Finance. This combination will allow us to provide corporate clients access to the full complement of CIT’s products and services.

Prior periods have been conformed to the current format, except for the above-mentioned diversified industry portfolio transfer, as it was determined to be impracticable to do so in accordance with SFAS 131.

8	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

	Vendor Finance	Consumer & Small Business Lending	Trade Finance	Corporate Finance	Transportation Finance	Total Segments	Corporate and Other	Consolidated
For the Quarter Ended June 30, 2006
Net finance revenue	$ 264.5	$ 84.7	$ 37.2	$ 143.6	$ 174.2	$ 704.2	$ (2.6)	$ 701.6
Depreciation on operating lease equipment	137.4	–	–	7.9	110.9	256.2	–	256.2
Provision for credit losses	15.7	17.4	5.1	(3.6)	1.4	36.0	12.2	48.2
Other revenue	98.8	42.4	69.7	58.4	33.2	302.5	1.0	303.5
Provision for income taxes	(42.9)	(18.7)	(25.9)	(42.1)	(6.0)	(135.6)	23.7	(111.9)
Net income (loss) available (attributable)
to common stockholders	81.2	31.7	42.8	80.0	66.7	302.4	(66.4)	236.0
For the Quarter Ended June 30, 2005
Net finance revenue	$ 282.9	$ 57.3	$ 33.4	$ 117.2	$ 136.1	$ 626.9	$ 6.0	$ 632.9
Depreciation on operating lease equipment	142.6	–	–	13.2	85.4	241.2	–	241.2
Provision for credit losses	19.2	15.8	5.5	8.9	–	49.4	(2.2)	47.2
Other revenue	73.0	43.2	69.4	78.1	8.7	272.4	60.2	332.6
Provision for income taxes	(42.8)	(16.5)	(26.2)	(47.0)	(3.6)	(136.1)	3.2	(132.9)
Net income (loss) available (attributable)
to common stockholders	67.1	25.1	42.6	77.6	38.9	251.3	(2.2)	249.1
At and for the Six Months Ended June 30, 2006
Net finance revenue	$ 530.8	$ 165.4	$ 74.2	$ 268.8	$ 359.1	$ 1,398.3	$ (0.4)	$ 1,397.9
Depreciation on operating lease equipment	273.9	–	–	16.5	215.2	505.6	–	505.6
Provision for credit losses	28.6	32.9	11.7	(5.3)	1.4	69.3	12.2	81.5
Other revenue	183.6	81.6	139.4	118.4	39.3	562.3	1.3	563.6
Provision for income taxes	(87.1)	(37.3)	(52.0)	(83.3)	(10.8)	(270.5)	57.3	(213.2)
Net income (loss) available (attributable)
to common stockholders	155.7	62.1	86.1	147.2	124.6	575.7	(110.0)	465.7
Total financing and leasing assets	8,887.9	18,396.3	6,468.5	16,557.7	10,947.7	61,258.1	–	61,258.1
Total managed assets	12,728.7	19,120.1	6,468.5	18,679.0	10,947.7	67,944.0	–	67,944.0
At and for the Six Months Ended June 30, 2005
Net finance revenue	$ 556.1	$ 112.4	$ 61.7	$ 239.2	$ 269.0	$ 1,238.4	$ 31.0	$ 1,269.4
Depreciation on operating lease equipment	283.5	–	–	27.5	167.9	478.9	(0.1)	478.8
Provision for credit losses	32.1	29.5	12.1	21.0	0.4	95.1	(2.6)	92.5
Other revenue	144.0	71.9	136.4	133.6	13.9	499.8	109.3	609.1
Provision for income taxes	(82.3)	(31.8)	(48.4)	(85.4)	(14.3)	(262.2)	(8.3)	(270.5)
Net income available to
common stockholders	134.2	47.8	79.9	140.6	65.5	468.0	8.7	476.7
Total financing and leasing assets	9,459.4	12,166.1	6,417.2	12,740.4	9,835.2	50,618.3	–	50,618.3
Total managed assets	13,256.6	13,193.7	6,417.2	15,375.5	9,835.2	58,078.2	–	58,078.2

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONCENTRATIONS

The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets.

(dollars in millions)

	June 30, 2006		December 31, 2005
Geographic	Amount	Percent	Amount	Percent
Northeast	$11,569.0	18.9%	$10,544.8	19.0%
West	11,243.4	18.4%	10,445.8	18.8%
Midwest	10,378.9	16.9%	9,479.7	17.0%
Southeast	8,841.2	14.4%	7,749.5	13.9%
Southwest	5,755.0	9.4%	5,604.4	10.1%

Total US	47,787.5	78.0%	43,824.2	78.8%
Canada	3,682.5	6.0%	3,384.7	6.1%
Other international	9,788.1	16.0%	8,371.8	15.1%

Total	$61,258.1	100.0%	$55,580.7	100.0%

	June 30, 2006		December 31, 2005
Industry	Amount	Percent	Amount	Percent
Consumer based lending – home mortgage	$ 9,503.2	15.5%	$ 8,335.7	15.0%
Manufacturing(1)(5)	7,551.4	12.3%	7,185.3	12.9%
Consumer based lending – student lending	7,120.5	11.6%	5,267.8	9.5%
Commercial airlines (including regional airlines)	6,714.8	11.0%	6,322.3	11.4%
Retail(2)	6,560.9	10.7%	6,426.9	11.6%
Service industries	3,612.9	5.9%	3,096.5	5.6%
Transportation(3)	2,731.0	4.5%	2,543.6	4.6%
Healthcare	2,691.3	4.4%	2,123.7	3.8%
Wholesaling	2,407.2	3.9%	1,878.7	3.4%
Consumer based lending – non-real estate(4)	1,676.9	2.7%	1,834.4	3.3%
Communications	1,320.7	2.2%	1,244.0	2.2%
Other (no industry greater than 2.5%)(5)	9,367.3	15.3%	9,321.8	16.7%

Total	$61,258.1	100.0%	$55,580.7	100.0%

(1)	Includes manufacturers of apparel (1.8%), followed by food and kindred products, chemical and allied products, rubber and plastics, industrial machinery and equipment, textiles, transportation equipment, and other industries.
(2)	Includes retailers of apparel (4.3%) and general merchandise (3.6%).
(3)	Includes rail, bus, over-the-road trucking industries and business aircraft.
(4)	Includes receivables from consumers for products in various industries such as manufactured housing, recreational vehicles, marine and computers and related equipment.
(5)	Total exposure to manufacturers of automobile and related suppliers included in Manufacturing and Other was less than 1% of total financing and leasing assets at June 30, 2006.

10	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RETAINED INTERESTS IN SECURITIZATIONS AND OTHER INVESTMENTS

The following table details the components of retained interests in securitizations and other investments.

(Dollars in millions)

	June 30, 2006	December 31, 2005
Retained interests in commercial loans:
Retained subordinated securities	$ 375.4	$ 426.8
Interest-only strips	386.0	387.2
Cash reserve accounts	326.1	276.8

Total retained interests in commercial loans	1,087.5	1,090.8

Retained interests in consumer loans:
Retained subordinated securities	38.5	45.6
Interest-only strips	2.1	–

Total retained interests in consumer loans	40.6	45.6

Total retained interests in securitizations	1,128.1	1,136.4
Aerospace equipment trust certificates and other	–	16.3

Total	$1,128.1	$1,152.7

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the components of accumulated other comprehensive income, net of tax.

(Dollars in millions)

	June 30, 2006	December 31, 2005
Changes in fair values of derivatives qualifying as cash flow hedges	$ 99.9	$ 27.6
Foreign currency translation adjustments	114.2	73.5
Minimum pension liability adjustments	(3.2)	(3.2)
Unrealized gain on equity investments and securitization interests	12.0	17.3

Total accumulated other comprehensive income	$ 222.9	$ 115.2

The changes in fair values of derivatives qualifying as cash flow hedges related to variations in market interest rates during the six months, as these derivatives hedge the interest rate variability associated with an equivalent amount of variable-rate debt, including commercial paper. See Note 8 for additional information. The change in foreign currency translation adjustments during the six months reflects the strengthening of various foreign currencies during the period, particularly the Euro, the Canadian Dollar, and the British Pound, partially offset by corresponding hedging activity on an after tax basis.

Total comprehensive income for the quarters ended June 30, 2006 and 2005 was $315.3 million and $188.3 million and for the six months ended June 30, 2006 and 2005 was $588.6 million and $505.5 million, respectively.

The Company executes derivative transactions to hedge economic exposures. The majority of these transactions qualify for hedge accounting and are summarized in the tables immediately following.

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged positions.

(Dollars in millions)

June 30, 2006	December 31, 2005	Hedged Item	Hedge Classification
Variable-rate to fixed-rate swaps(1)
$1,950.4	$3,260.2	Cash flow variability related to forecasted commercial paper issuances	Cash flow

8,044.8	4,935.2	Cash flow variability associated with specific variable-rate debt	Cash flow

$9,995.2	$8,195.4	Total

Fixed-rate to variable-rate swaps(2)
$12,205.7	$10,320.1	Specific fixed-rate debt	Fair value

(1)	CIT pays a fixed rate of interest and receives a variable rate of interest. These swaps hedge the cash flow variability associated with forecasted commercial paper issuances and specific variable-rate debt.
(2)	CIT pays a variable rate of interest and receives a fixed rate of interest. These swaps hedge specific fixed-rate debt instruments.

In addition to the swaps in the table above, CIT had $1.5 billion in notional amount of interest rate swaps outstanding with securitization trusts at June 30, 2006 to protect the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $1.5 billion in notional amount at June 30, 2006 to insulate the Company from the related interest rate risk.

The following table presents the notional principal amounts of cross-currency swaps by class and the corresponding hedged positions.

(Dollars in millions)

June 30, 2006	December 31, 2005	Hedged Item	Hedge Classification	Description
$3,066.2	$2,623.0	Foreign denominated debt	Foreign currency fair value	CIT pays a US variable rate of interest and receives a foreign variable rate of interest. These swaps hedge the fair value changes in foreign currency associated with specific foreign denominated debt and are designated as foreign currency fair value hedges.
249.5	249.5	Foreign denominated fixed-rate debt	Foreign currency cash flow	CIT pays a US fixed rate of interest and receives a foreign fixed rate of interest. These swaps hedge the currency cash flow variability associated with payments on specific foreign denominated fixed-rate debt and are designated as foreign currency cash flow hedges.

153.8	100.0	Foreign currency loans to subsidiaries	Foreign currency cash flow	CIT receives a US fixed rate of interest and pays a foreign fixed rate of interest. These swaps hedge the currency cash flow variability associated with payments on specific fixed-rate foreign denominated inter-company receivables and are designated as foreign currency cash flow hedges.

5.5	5.3	Foreign currency loans to subsidiaries	Foreign currency fair value	CIT receives a US variable rate of interest and pays a foreign variable rate of interest. These swaps hedge the fair value currency changes associated with specific foreign denominated variable-rate inter-company receivables and are designated as foreign currency fair value hedges.

$3,475.0	$2,977.8	Total

12	CIT GROUP INC

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

(Dollars in millions)

June 30, 2006	December 31, 2005	Hedged Item	Hedge Classification
$1,096.1	$1,579.6	Foreign currency loans to subsidiaries	Foreign currency cash flow
4,248.8	2,844.9	Foreign currency equity investments in subsidiaries	Foreign currency net investment

$5,344.9	$4,424.5	Total

CIT uses both the “short-cut” method and the “long-haul” method to assess hedge effectiveness. The short-cut method is typically applied to certain interest rate swaps used for fair value and cash flow hedges of term debt. This method allows for the assumption of no hedge ineffectiveness if a set of strict criteria are met at the inception of the derivative, including matching of the critical terms of the debt instrument and the derivative. As permitted under the short-cut method, no further assessment of hedge effectiveness is performed for these transactions.

The long-haul method is typically applied to other interest rate swaps, non-compound cross-currency swaps and foreign currency forward exchange contracts. For those hedging relationships in which the critical terms of the entire debt instrument and the derivative are identical, and the creditworthiness of the counterparty to the hedging instrument remains sound, there is an expectation of no hedge ineffectiveness so long as those conditions continue to be met. For hedges where we use the long-haul method to assess hedge effectiveness, we document, both at inception and over the life of the hedge, at least quarterly, our analysis of actual and expected hedge effectiveness. For hedges of forecasted commercial paper transactions, more extensive analysis using techniques such as regression analysis are used to demonstrate that the hedge has been, and is expected to be, highly effective in off-setting corresponding changes in the cash flows of the hedged item. For hedges of foreign currency net investment positions we apply the “forward” method whereby effectiveness is assessed and measured based on the amounts and currencies of the individual hedged net investments and notional amounts and underlying currencies of the derivative contract.

During the fourth quarter of 2005, CIT executed a natural gas commodity swap whereby CIT receives based on a fixed rate and pays based on an index. This swap hedges forecasted index-based revenues from a specific energy generation facility for 24 months and is accounted for as a cash flow hedge. The fair value of the swap at June 30, 2006 totaled $5.1 million up from ($2.6) million at December 31, 2005. Approximately $0.1 million (pretax decrease to earnings) of ineffectiveness was recorded during the quarter. The remaining change in fair value (effective portion) was recorded in Other Comprehensive Income.

The table that follows summarizes the notional amount of economic hedges that do not qualify for hedge accounting under SFAS 133.

(Dollars in millions)

June 30, 2006	December 31, 2005	Type of Swaps / Caps
$ 118.0	$ 118.0	Credit default swaps
294.8	246.5	Compound cross-currency swaps
1,049.4	936.4	US dollar interest rate swaps
6.8	6.8	Interest rate caps

$1,469.0	$1,307.7	Total

During 2005 and 2004, CIT entered into credit default swaps, with terms of 5 years, to economically hedge certain CIT credit exposures. The change in the fair value adjustment for the quarter and six months ended June 30, 2006 amounted to a $0.1 million pretax gain and $1.7 million pretax loss, respectively. CIT also has certain cross-currency swaps, certain US dollar interest rate swaps, and interest rate caps that are economic hedges of certain interest rate and foreign currency exposures. The mark-to-market adjustment relating to these derivatives for the quarter and six months ended June 30, 2006 amounted to a $0.3 million pretax increase and $0.9 million pretax decrease to earnings.

The components of the adjustment to Accumulated Other Comprehensive Income for derivatives qualifying as hedges of future cash flows are presented in the following table.

(Dollars in millions)

	Fair Value of Derivatives	Income Tax Effects	Total Unrealized Gain
Balance at December 31, 2005 – unrealized gain	$ 48.4	$(20.8)	$27.6
Changes in values of derivatives qualifying as cash flow hedges	118.5	(46.2)	72.3

Balance at June 30, 2006 – unrealized gain	$166.9	$(67.0)	$99.9

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unrealized gain as of and for the six months ended June 30, 2006 reflects higher market interest rates since the inception of the hedges. The Accumulated Other Comprehensive Income (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining lives of the swaps. Assuming no change in interest rates, approximately $24.4 million, net of tax, of the Accumulated Other Comprehensive Income as of June 30, 2006 is expected to be reclassified to earnings over the next twelve months as contractual cash settlements are made.

Hedge ineffectiveness occurs in certain cash flow hedges, and was recorded as an adjustment to interest expense, as presented in the following table.

(Dollars in millions)

	Ineffectiveness	Increase/ Decrease to Interest Expense
For the quarter ended June 30, 2006	$0.1	Increase
For the quarter ended June 30, 2005	$1.7	Increase
For the six months ended June 30, 2006	–	–
For the six months ended June 30, 2005	$0.6	Decrease

NOTE 9 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT is a partner with Dell Inc. (“Dell”) in Dell Financial Services L.P. (“DFS”), a joint venture that offers financing to Dell’s customers. The joint venture provides Dell with financing and leasing capabilities that are complementary to its product offerings and provides CIT with a source of new financings. The joint venture agreement provides Dell with the option to purchase CIT’s 30% equity interest in DFS in February 2008 based on a formula tied to DFS profitability, within a range of $100 million to $345 million. CIT has the right to purchase a minimum percentage of DFS’s finance receivables on a declining scale through January 2010.

CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has limited recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income and losses generated by DFS as determined under GAAP are allocated 70% to Dell and 30% to CIT. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell, with one independent director. DFS is not consolidated in CIT’s financial statements and is accounted for under the equity method. At June 30, 2006 and December 31, 2005, financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $1.4 billion and $2.0 billion, and securitized assets included in managed assets were approximately $2.4 billion and $2.5 billion, respectively. CIT’s total investment, including loans to and equity in the joint venture, was approximately $194 million and $214 million at June 30, 2006 and December 31, 2005.

CIT also has a joint venture arrangement with Snap-on Incorporated (“Snap-On”) that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. The agreement with Snap-On was extended until January 2009. CIT and Snap-On each have 50% ownership interests, 50% board of directors’ representation, and share income and losses equally. The Snap-On joint venture is accounted for under the equity method and is not consolidated in CIT’s financial statements. Financing and leasing assets were approximately $1.0 billion and securitized assets included in managed assets were $0.1 billion at both June 30, 2006 and December 31, 2005. In addition to the owned and securitized assets purchased from the Snap-On joint venture, CIT’s equity investment in and loans to the joint venture were approximately $7 million and $14 million at June 30, 2006 and December 31, 2005.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $311 million and $280 million at June 30, 2006 and December 31, 2005.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of power and infrastructure and other equipment projects. CIT’s interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. Other assets included approximately $16 million and $19 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods at June 30, 2006 and December 31, 2005.

Certain shareholders of CIT provide investment management, banking and investment banking services to CIT in the normal course of business.

14	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – POSTRETIREMENT AND OTHER BENEFIT PLANS

The following table discloses various components of pension expense.

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
Retirement Plans	2006	2005	2006	2005
Service cost	$ 5.2	$ 4.9	$ 10.4	$ 9.9
Interest cost	4.6	4.3	9.1	8.6
Expected return on plan assets	(5.2)	(4.8)	(10.4)	(9.6)
Amortization of net (gain) loss	0.6	0.7	1.2	1.4

Net periodic benefit cost	5.2	5.1	10.3	10.3
Loss due to settlements and curtailments	–	0.5	–	0.5
Cost for special termination benefits(1)	–	2.3	0.6	2.3

Net amount recognized	$ 5.2	$ 7.9	$ 10.9	$ 13.1

Postretirement Plans
Service cost	$ 0.5	$ 0.5	$ 1.1	$ 1.1
Interest cost	0.9	0.8	1.7	1.6
Amortization of net (gain) loss	0.3	0.3	0.5	0.5

Net periodic benefit cost	$ 1.7	$ 1.6	$ 3.3	$ 3.2

(1)	Included in Provision for Restructuring of $11.1 million.

CIT previously disclosed in the notes to consolidated financial statements for the year ended December 31, 2005 that it expected to contribute $3.5 million to its retirement plans in 2006. CIT contributed $1.9 million to the retirement plans for the six months ended June 30, 2006, and currently expects to fund approximately an additional $2.1 million in 2006 for a total of $4.0 million.

CIT previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $4.7 million to its other postretirement benefit plans in 2006. As of June 30, 2006, $1.6 million of contributions have been made.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Financing and leasing asset commitments, referred to as loan commitments or lines of credit, are agreements to lend to customers subject to the customers’ compliance with contractual obligations. The accompanying table summarizes these and other credit-related commitments, as well as purchase and funding commitments.

(Dollars in millions)

	June 30, 2006			December 31, 2005
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$1,286.8	$8,489.1	$9,775.9	$10,432.0
Letters of Credit and Acceptances:
Standby letters of credit	527.4	70.1	597.5	570.3
Other letters of credit	559.1	0.8	559.9	477.3
Guarantees and acceptances	160.4	14.5	174.9	226.6
Purchase and Funding Commitments
Aerospace purchase commitments	967.0	2,368.0	3,335.0	3,316.5
Other manufacturer purchase commitments	516.2	28.0	544.2	696.2
Sale-leaseback payments	53.1	600.8	653.9	590.7

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	15

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the amounts shown in the table above, unused, cancelable lines of credit to consumers in connection with a third-party vendor program, which may be used to finance additional technology product purchases, amounted to approximately $22.6 billion and $18.4 billion at June 30, 2006 and December 31, 2005. These uncommitted vendor-related lines of credit can be reduced or canceled by CIT at any time without notice. Our experience indicates that customers typically will not exercise their entire available line of credit at any point in time.

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

Guarantees are issued primarily in conjunction with CIT’s factoring product, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. As of June 30, 2006, CIT had no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. The commitments to purchase commercial aircraft are with both Airbus Industrie and The Boeing Company. These purchase commitments are fixed price, but are subject to customary price increases for future changes in inflation and manufacturing components. The aerospace equipment purchases are contracted for a specific model aircraft, using a baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may also change depending on the final specifications of the aircraft, including engine thrust, aircraft weight and seating configuration. Equipment purchases are recorded at delivery date at the final purchase price paid, which includes purchase price discounts, price changes relating to specification changes and price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on estimated values. Pursuant to existing contractual commitments, 60 aircraft remain to be purchased (20 within the next twelve months). Lease commitments are in place for fifteen of the aircraft to be delivered over the next twelve months. The order amount excludes CIT’s options to purchase additional aircraft. In July 2006, the Company exercised options to purchase an additional four Airbus single-aisle aircraft.

Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relates primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $653.9 million, or approximately $48 million per year for 2007 through 2010 and declining thereafter through 2030. These lease payments are expected to be more than offset by rental income associated with re-leasing the assets, subject to actual railcar utilization and rentals. In conjunction with this sale-leaseback transaction, CIT has guaranteed all obligations of the related consolidated lessee entity.

CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 15 – Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT’s subsidiaries outside of the US to allow the local subsidiary to borrow funds in local currencies.

NOTE 12 – LEGAL PROCEEDINGS

On September 9, 2004, Exquisite Caterers Inc., et al. v. Popular Leasing Inc., et al. (“Exquisite Caterers”), a putative national class action, was filed in the Superior Court of New Jersey against 13 financial institutions, including CIT, which had acquired equipment leases (“NorVergence Leases”) from NorVergence, Inc., a reseller of telecommunications and Internet services to businesses. The complaint alleged that NorVergence misrepresented the capabilities of the equipment leased to its customers and overcharged for the equipment, and that the NorVergence Leases are unenforceable. Plaintiffs sought rescission, punitive damages, treble damages and attorneys’ fees. In addition, putative class action suits in Illinois and Texas, based upon the same core allegations and seeking the same relief, were filed by NorVergence customers against CIT and other financial institutions. The parties in Exquisite Caterers reached a settlement, which was approved by the Court on June 30, 2006 (the “Class Settlement”). Pursuant to the Class Settlement, the Court certified a national class, and class members will receive the same settlement that CIT made with the Attorney General in their state, as referenced below, plus an extra 2% discount if the settling plaintiff makes all payments due under the Class Settlement. Only 22, or approximately 5%, of the national class plaintiffs opted out of the Class Settlement. The putative class action commenced in Texas will be dismissed as part of the Class Settlement. The putative class action in Illinois will not be dismissed in connection with the Class Settlement, but has only 2 plaintiffs remaining.

16	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning in August 2004, the Attorneys General of several states commenced investigations of NorVergence and the financial institutions that purchased NorVergence Leases, including CIT. CIT has entered into settlement agreements with the Attorneys General in each of these states, except for Texas. Under those settlements, lessees in those states have had an opportunity to resolve all claims by and against CIT by paying a percentage of the remaining balance on their leases. CIT also has produced documents for transactions related to NorVergence at the request of the Federal Trade Commission (“FTC”) and pursuant to a subpoena in a grand jury proceeding being conducted by the US Attorney for the Southern District of New York in connection with an investigation of transactions related to NorVergence.

On July 14, 2004, the US Bankruptcy Court ordered the liquidation of NorVergence under Chapter 7 of the Bankruptcy Code. On July 14, 2006, the trustee appointed in NorVergence’s bankruptcy case filed a complaint against 44 defendants, including insiders of NorVergence and financing companies, including CIT. Pursuant to the complaint, among other things, the trustee alleges that the defendants committed fraud or aided and abetted NorVergence in the commission of fraud. CIT denies the allegations contained in the complaint and this litigation is not expected to have a material adverse financial effect on the Company’s financial statements.

In addition, there are various legal proceedings that have been brought against CIT in the ordinary course of business. While the outcomes of the NorVergence related litigation and the ordinary course legal proceedings, and the related activities, are not certain, based on present assessments, management does not believe that they will have a material adverse financial effect on the Company’s financial statements.

NOTE 13 – SEVERANCE AND FACILITY RESTRUCTURING RESERVES

The following table summarizes previously established purchase accounting liabilities (pre-tax) related to severance of employees and closing of facilities, as well as restructuring activities during 2006:

(dollars in millions)

	Severance		Facilities
	Number of Employees	Reserve	Number of Facilities	Reserve	Total Reserves
Balance at December 31, 2005	23	$ 8.1	9	$ 5.1	$ 13.2
2006 additions	107	10.6	–	–	10.6
2006 utilization	(45)	(6.4)	(4)	(0.5)	(6.9)

Balance at June 30, 2006	85	$ 12.3	5	$ 4.6	$ 16.9

The additions during 2006 relate to employee termination benefits incurred in conjunction with the business unit and segment realignments. These additions, as well as charges related to accelerated restricted stock vesting and other benefits, are recorded as part of the $11.1 million first quarter 2006 restructuring provision (and in salaries and general operating expenses). The employee termination payments will largely be paid during 2006. The facilities reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining terms, generally 6 years.

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, which totaled $1,033.6 million at June 30, 2006, and consisted of $811.7 million of goodwill and $221.9 million of intangible assets, are presented by segment in the table below:

(dollars in millions)

	Vendor Finance	Consumer & Small Business Lending	Trade Finance	Corporate Finance	Total
Goodwill
Balance at December 31, 2005	$ 54.3	$ 270.7	$ 261.5	$ 208.6	$ 795.1
Additions, foreign currency translation, other	(17.7)	15.8	8.3	10.2	16.6

Balance at June 30, 2006	$ 36.6	$ 286.5	$ 269.8	$ 218.8	$ 811.7

Intangible Assets
Balance at December 31, 2005	$ 45.5	$ 28.9	$ 115.5	$ 26.5	$ 216.4
Additions, foreign currency translation, other	13.1	–	4.0	–	17.1
Amortization	(4.0)	(0.6)	(5.6)	(1.4)	(11.6)

Balance at June 30, 2006	$ 54.6	$ 28.3	$ 113.9	$ 25.1	$ 221.9

The 2006 additions to goodwill were predominantly related to a European factoring acquisition in Trade Finance during the second quarter and the refinement of acquisition-related deferred tax liabilities during the first quarter in the other three segments.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized but instead is assessed periodically for impairment. The Company periodically reviews and evaluates its goodwill and intangible assets for potential impairment, at a minimum annually or more frequently if circumstances indicate that impairment is possible. The most recent goodwill and intangible asset impairment analyses indicated that the fair values of each were in excess of the carrying values.

Other intangible assets, net, are comprised primarily of acquired customer relationships. Other intangible assets are being amortized over their corresponding lives ranging from five to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $5.8 million and $11.6 million for the quarter and six months ended June 30, 2006 versus $5.5 million and $10.2 million for the respective prior year periods. Accumulated amortization totaled $56.5 million and $44.9 million at June 30, 2006 and December 31, 2005. The projected amortization for the years ended December 31, 2006 through December 31, 2010 is: $22.4 million for 2006; $19.8 million for 2007; $20.1 million for 2008; $20.5 million for 2009; and $20.6 million for 2010.

NOTE 15 – SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

The following presents condensed consolidating financial information for CIT Holdings LLC. CIT has guaranteed on a full and unconditional basis the existing debt securities that were registered under the Securities Act of 1933 and certain other indebtedness of this subsidiary. CIT has not presented related financial statements or other information for this subsidiary on a stand-alone basis. Included under “Other Subsidiaries” is a 100%-owned finance subsidiary of CIT Group Inc., CIT Group Funding Company of Canada, for which CIT has fully and unconditionally guaranteed the debt securities.

18	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
June 30, 2006
ASSETS
Net finance receivables	$ 987.8	$2,728.4	$ 44,951.9	$ –	$48,668.1
Operating lease equipment, net	–	194.2	10,389.4	–	10,583.6
Finance receivables held for sale	–	–	1,340.6	–	1,340.6
Cash and cash equivalents	1,239.0	477.5	736.8	–	2,453.3
Other assets	10,768.0	3,987.5	(2,642.8)	(7,410.9)	4,701.8

Total Assets	$ 12,994.8	$7,387.6	$ 54,775.9	$(7,410.9)	$67,747.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$ 39,609.1	$4,195.3	$ 8,431.0	$ –	$52,235.4
Credit balances of factoring clients	–	–	3,702.8	–	3,702.8
Accrued liabilities and payables	(34,025.2)	834.9	37,549.9	–	4,359.6

Total Liabilities	5,583.9	5,030.2	49,683.7	–	60,297.8
Minority interest	–	–	38.7	–	38.7
Total Stockholders’ Equity	7,410.9	2,357.4	5,053.5	(7,410.9)	7,410.9

Total Liabilities and Stockholders’ Equity	$ 12,994.8	$7,387.6	$ 54,775.9	$(7,410.9)	$67,747.4

December 31, 2005
ASSETS
Net finance receivables	$ 1,041.7	$ 2,360.3	$40,270.8	$ –	$ 43,672.8
Operating lease equipment, net	–	175.4	9,460.3	–	9,635.7
Finance receivables held for sale	–	75.3	1,545.0	–	1,620.3
Cash and cash equivalents	2,502.9	129.6	1,026.1	–	3,658.6
Other assets	10,293.1	272.1	1,196.7	(6,962.7)	4,799.2

Total Assets	$ 13,837.7	$ 3,012.7	$53,498.9	$(6,962.7)	$ 63,386.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$ 35,701.2	$ 4,336.4	$ 7,826.9	$ –	$ 47,864.5
Credit balances of factoring clients	–	–	4,187.8	–	4,187.8
Accrued liabilities and payables	(28,826.2)	(1,773.5)	34,921.5	–	4,321.8

Total Liabilities	6,875.0	2,562.9	46,936.2	–	56,374.1
Minority interest	–	–	49.8	–	49.8
Total Stockholders’ Equity	6,962.7	449.8	6,512.9	(6,962.7)	6,962.7

Total Liabilities and Stockholders’ Equity	$ 13,837.7	$ 3,012.7	$53,498.9	$(6,962.7)	$ 63,386.6

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Six Months Ended June 30, 2006
Finance income	$ 24.0	$ 168.1	$ 2,481.8	$ –	$ 2,673.9
Interest expense	(5.7)	59.3	1,222.4	–	1,276.0

Net finance revenue	29.7	108.8	1,259.4	–	1,397.9
Depreciation on operating lease equipment	–	30.2	475.4	–	505.6

Net finance revenue after depreciation
on operating lease equipment	29.7	78.6	784.0	–	892.3
Provision for credit losses	14.2	9.5	57.8	–	81.5

Finance revenue, net of interest expense,
depreciation and credit provision	15.5	69.1	726.2	–	810.8
Equity in net income of subsidiaries	530.4	–	–	(530.4)	–
Other revenue	19.5	44.0	500.1	–	563.6

Total revenue, net of interest expense,
depreciation and credit provision	565.4	113.1	1,226.3	(530.4)	1,374.4
Operating expenses	111.2	48.5	508.2	–	667.9
Provision for restructuring	–	–	11.1	–	11.1

Income (loss) before provision for income taxes	454.2	64.6	707.0	(530.4)	695.4
Benefit (provision) for income taxes	26.7	(23.8)	(216.1)	–	(213.2)
Minority interest, after tax	–	–	(1.3)	–	(1.3)
Dividends on preferred capital	(15.2)	–	–	–	(15.2)

Net income (loss) available (attributable)
to common stockholders	$ 465.7	$ 40.8	$ 489.6	$(530.4)	$ 465.7

Six Months Ended June 30, 2005
Finance income	$ 23.2	$ 112.7	$ 1,992.8	$ –	$ 2,128.7
Interest expense	(32.8)	40.4	851.7	–	859.3

Net finance revenue	56.0	72.3	1,141.1	–	1,269.4
Depreciation on operating lease equipment	–	22.0	456.8	–	478.8

Net finance revenue after depreciation
on operating lease equipment	56.0	50.3	684.3	–	790.6
Provision for credit losses	(4.8)	5.8	91.5	–	92.5

Finance revenue, net of interest expense,
depreciation and credit provision	60.8	44.5	592.8	–	698.1
Equity in net income of subsidiaries	453.2	–	–	(453.2)	–
Other revenue	70.6	82.9	455.6	–	609.1

Total revenue, net of interest expense,
depreciation and credit provision	584.6	127.4	1,048.4	(453.2)	1,307.2
Operating expenses	84.9	51.6	396.3	–	532.8
Provision for restructuring	–	–	25.2	–	25.2

Income (loss) before provision for income taxes	499.7	75.8	626.9	(453.2)	749.2
Provision for income taxes	(23.0)	(27.9)	(219.6)	–	(270.5)
Minority interest, after tax	–	–	(2.0)	–	(2.0)

Net income (loss) available (attributable)
to common stockholders	$ 476.7	$ 47.9	$ 405.3	$(453.2)	$ 476.7

20	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Six Months Ended June 30, 2006
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$ 47.9	$(3,350.2)	$ 4,138.7	$ –	$ 836.4

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	39.1	(340.0)	(6,071.9)	–	(6,372.8)
Decrease in inter-company loans and investments	(5,146.4)	–	–	5,146.4	–
Other	–	–	(22.2)	–	(22.2)

Net cash flows (used for) provided by investing activities	(5,107.3)	(340.0)	(6,094.1)	5,146.4	(6,395.0)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	3,907.9	(141.1)	898.6	–	4,665.4
Inter-company financing	–	4,179.2	967.2	(5,146.4)	–
Cash dividends paid	(97.0)	–	–	–	(97.0)
Other	(15.4)	–	17.2	–	1.8

Net cash flows provided by (used for) financing activities	3,795.5	4,038.1	1,883.0	(5,146.4)	4,570.2

Net (decrease) increase in cash and cash equivalents	(1,263.9)	347.9	(72.4)	–	(988.4)
Unrestricted cash and cash equivalents, beginning of period	2,502.9	129.6	715.0	–	3,347.5

Unrestricted cash and cash equivalents, end of period	$ 1,239.0	$ 477.5	$ 642.6	$ –	$ 2,359.1

Six Months Ended June 30, 2005
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$ 6,180.5	$ 633.9	$(5,316.0)	$ –	$ 1,498.4

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	74.7	(205.7)	(2,464.8)	–	(2,595.8)
Decrease in inter-company loans and investments	(5,327.7)	–	–	5,327.7	–
Other	–	–	167.2	–	167.2

Net cash flows (used for) provided by investing activities	(5,253.0)	(205.7)	(2,297.6)	5,327.7	(2,428.6)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	(1,300.3)	2,489.6	(100.7)	–	1,088.6
Inter-company financing	–	(2,778.1)	8,105.8	(5,327.7)	–
Cash dividends paid	(61.9)	–	–	–	(61.9)
Other	–	–	(75.0)	–	(75.0)

Net cash flows provided by (used for) financing activities	(1,362.2)	(288.5)	7,930.1	(5,327.7)	951.7

Net (decrease) increase in cash and cash equivalents	(434.7)	139.7	316.5	–	21.5
Unrestricted cash and cash equivalents, beginning of period	1,311.4	127.5	771.3	–	2,210.2

Unrestricted cash and cash equivalents, end of period	$ 876.7	$ 267.2	$ 1,087.8	$ –	$ 2,231.7

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	21

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

CIT Group Inc., a Delaware corporation, is a global commercial and consumer finance company that was founded in 1908. CIT provides financing and leasing capital for consumers and companies in a wide variety of industries, as well as offering management advisory services.

A glossary of key terms used throughout the Form 10-Q for the quarter ended June 30, 2006 follows.

Average Earning Assets (AEA) is the average during the reporting period of finance receivables, operating lease equipment, financing and leasing assets held for sale, and some investments, less the credit balances of factoring clients. We use this average for certain key profitability ratios, including return on AEA and net finance revenue as a percentage of AEA.

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

Efficiency Ratio is the percentage of salaries and general operating expenses (including provision for restructuring) to total revenue, net of interest expense and depreciation. We use the efficiency ratio to measure the level of expenses in relation to revenue earned.

Finance Revenue includes both interest income on finance receivables and rental income on operating leases.

Finance Revenue, net of Interest Expense, Depreciation and Credit Provision – reflects finance revenue after interest expense, depreciation on operating lease equipment, which is a direct cost of equipment ownership, and credit costs. This subtotal, also called “Risk Adjusted Revenue” by management, is a key measure in the evaluation of our business.

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

Managed Assets are comprised of finance receivables, operating lease equipment, finance and leasing assets held for sale, some investments, and receivables securitized and still managed by us. The change in managed assets during a reporting period is one of our measurements of asset growth.

Net Finance Revenue after Depreciation on Operating Lease Equipment – reflects finance revenue after interest expense and depreciation on operating lease equipment, which is a direct cost of equipment ownership. This subtotal, also called “Net Finance Revenue” by management, is a key measure in the evaluation of our business.

Net Income Available to Common Shareholders (a.k.a “net income”) reflects net income after preferred dividends and is utilized to calculate return on common equity and other performance measurements.

Non-GAAP Financial Measures are balances, amounts or ratios that do not readily agree to balances disclosed in financial statements

22	CIT GROUP INC

presented in accordance with accounting principles generally accepted in the U.S. We use non-GAAP measures to provide additional information and insight into how current operating results and financial position of the business compare to historical operating results and the financial position of the business and trends, as well as adjusting for certain nonrecurring, or unusual, transactions.

Non-performing Assets include loans placed on non-accrual status, due to doubt of collectibility of principal and interest, and repossessed assets.

Other Revenue includes syndication fees, gains from dispositions of receivables and equipment, factoring commissions, loan servicing and other fees (also known as “non-spread revenue”).

Retained Interest is the portion of the interest in assets we retain when we sell assets in a securitization transaction.

Residual Values represent the estimated value of equipment at the end of the lease term. For operating leases, it is the value to which the asset is depreciated at the end of its useful economic life (i.e., “salvage” or “scrap value”).

Return on Common Equity or Tangible Common Equity is net income available to common stockholders expressed as a percentage of average common equity or average common tangible equity. These are key measurements of profitability.

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

Total Revenue, Net of Interest Expense, Depreciation and Credit Provision is the total of finance revenue, net of interest expense, depreciation and credit provision (risk adjusted revenue) and other revenue.

Yield-related Fees In addition to interest income, in certain transactions we collect yield-related fees in connection with our assumption of underwriting risk. We report yield-related fees, which include prepayment fees and certain origination fees and are recognized over the life of the lending transaction, in Finance Revenue.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain certain non-GAAP financial measures. See page 55, “Non-GAAP Financial Measurements” for additional information.

PROFITABILITY AND KEY BUSINESS TRENDS

Income Metrics

Quarters Ended June 30,
Net Income (dollars in millions)
$300
250
200
150
100
50
0
$249.1
$28.4
$220.7
$236.0
2005
2006

Six Months Ended June 30,
$600
500
400
300
200
100
0
$476.7
$45.6
$431.1
$465.7
2005
2006
As originally reported
Gains on derivative contracts and other adjustments

Quarters Ended June 30,
Diluted Earnings Per Common Share
$1.25
1.00
0.75
0.50
0.25
0.00
$1.16
$0.13
$1.03
$1.16
2005
2006

Six Months Ended June 30,
$2.50
2.00
1.50
1.00
0.50
0.00
$2.22
$0.21
$2.01
$2.28
2005
2006
As originally reported
Gains on derivative contracts and other adjustments

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

As displayed in the charts on the previous page and below, the comparisons with 2005 were impacted by three items: (1) the prior year results for the quarter and six months included $52.4 and $80.1 million in pretax gains relating to certain derivative contracts that did not qualify for hedge accounting treatment and were terminated in, or had matured by, the fourth quarter of 2005; (2) the first quarter 2006 adoption of new accounting rules related to expensing employee stock options (SFAS 123R) resulted in increased compensation expense of $6.6 million and $16.9 million for the second quarter and the six months of 2006 (we continue to report 2005 amounts for option expense only as proforma footnote disclosure); and (3) other minor operating revenue and expense adjustments, reflecting recognition of timing adjustments relating to certain revenue and expense items between the first and second quarters of 2005. Excluding these items, net income increased 8.7% and 10.4% for the quarter and the six months and diluted earnings per share increased 14.6% and 15.9% for the quarter and the six months from 2005 amounts.

On this basis, the improvements from the prior year reflected strong origination volume, resulting in broad-based asset growth, coupled with increased other revenue, continued low net charge-offs and a lower effective tax rate. These positive factors were partially offset by higher funding costs, increased expenses tied to growth initiatives and a higher provision to build credit reserves in response to asset growth and credit quality trends.

The earnings per share growth rate exceeded the net income growth rate primarily due to a reduction in share count resulting from capital initiatives in the second half of 2005, comprised of common share repurchases and the issuance of preferred stock.

Return Metrics

Quarters Ended June 30,
Return on Assets
4.0%
3.0%
2.0%
1.0%
0.0%
2.10%
0.24%
1.86%
1.68%
2005
2006

Quarters Ended June 30,
Return on Common Equity
25%
20%
15%
10%
5%
0%
15.7%
1.8%
13.9%
14.1%
2005
2006

Return on average earning assets was 1.68% and 1.71% for the quarter and the six months of 2006, versus 2.10% and 2.08% for the prior year. Return on average common equity was 14.1% for both the quarter and the first half of 2006, versus 15.7% and 15.2% for 2005. Return on assets and equity comparisons were impacted by the 2005 derivative gains and the expensing of options in 2006 previously discussed. Return on average common equity was 14.3% and 14.4% for the quarter and six months in 2006 before option expense, compared to 13.9% and 13.8% for the quarter and six months in 2005 (excluding the derivative gains and minor revenue and expense items). On the same basis, return on asset comparisons were 1.71% and 1.74% for the quarter and six months in 2006 versus 1.86% and 1.88% in 2005. The contrast between these return on equity and return on asset comparisons is due to the 2005 capital initiatives (including stock repurchases and preferred stock issuance) and the higher proportion of lower-risk student and home lending assets in 2006.

Average earning assets grew 5.8% during the quarter and 18.6% over last year, while ending managed assets grew 3.7% and 17.0% during the quarter and the first six months of 2006. Our focus remains on prudent growth, as we continued to supplement organic growth with strategic acquisitions, offset by the liquidation of non-strategic portfolios. Volume was strong in most of our Commercial Finance businesses, including healthcare, communications, media & entertainment, rail, and aerospace, as well as in our Specialty Finance home lending and student lending businesses.

See Non GAAP Reconciliation table on page 56 for additional information.

24	CIT GROUP INC

REVENUE

Revenue (dollars in millions)
For the Quarters Ended June 30,

$1,000
800
600
400
200
0
$724.3
$332.6
$391.7
2005
$748.9
$303.5
$445.4
2006
Other Revenue
Net Finance Revenue

For the Six Months Ended June 30,

$2,000
1,600
1,200
800
400
0
$1,399.7
$609.1
$790.6
$1,455.9
$563.6
$892.3
2005
2006
Other Revenue
Net Finance Revenue

Total net revenues increased 3.4% and 4.0% for the 2006 quarter and the half, reflecting both higher asset levels and our continued focus on other (non-spread) revenue growth. Excluding gains last year on derivative contracts that had matured by, or were terminated in, the fourth quarter of 2005, total net revenue increased 11.5% and 10.3% for the 2006 quarter and the six months. Non-spread revenues accounted for 39% of first half net revenue in 2006, versus 44% in 2005 (40% excluding the derivative gains). See Non GAAP Reconciliation table on page 56 for additional information.

NET FINANCE REVENUE

Net Finance Revenue (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Finance income – loans and capital leases	$ 953.3	$ 730.2	$ 1,836.5	$ 1,400.2
Rental income on operating leases	426.0	370.5	837.4	728.5
Interest expense	677.7	467.8	1,276.0	859.3

Net finance revenue	701.6	632.9	1,397.9	1,269.4
Depreciation on operating lease equipment	256.2	241.2	505.6	478.8

Net finance revenue after depreciation on operating lease equipment	$ 445.4	$ 391.7	$ 892.3	$ 790.6

Average Earning Assets (“AEA”)	$ 56,296.3	$ 47,482.4	$ 54,616.9	$ 45,869.5

As a % of AEA:
Finance income – loans and capital leases	6.77%	6.15%	6.72%	6.10%
Rental income on operating leases	3.03%	3.12%	3.07%	3.18%
Interest expense	4.82%	3.94%	4.67%	3.74%

Net finance revenue	4.98%	5.33%	5.12%	5.54%
Depreciation on operating lease equipment	1.82%	2.03%	1.85%	2.09%

Net finance revenue after depreciation on operating lease equipment	3.16%	3.30%	3.27%	3.45%

As a % of AOL:
Rental income on operating leases	16.26%	17.42%	16.43%	17.32%
Depreciation on operating lease equipment	9.78%	11.34%	9.92%	11.38%

Net operating lease revenue	6.48%	6.08%	6.51%	5.94%

Average Operating Lease Equipment (“AOL”)	$ 10,481.9	$ 8,508.7	$ 10,195.3	$ 8,413.7

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

Net finance revenue after depreciation for the six months increased 13%, reflecting the 19% increase in average earning assets. As a percentage of average earning assets, net finance revenue after depreciation for the six-month periods declined to 3.27% from 3.45% due to: 1) the blending of the lower rate, US government guaranteed student lending portfolio (net finance revenue as a percentage of AEA excluding student lending was 5.67% in 2006 and 5.91% in 2005); 2) rising borrowing costs, coupled with pricing pressure, reflecting liquidity in many of our lending businesses; and 3) an increasingly conservative liquidity profile in comparison to 2005, the continued maturity extension of the debt portfolio and increased alternative liquidity facilities.

The 20 basis point drop in the net finance revenue after depreciation percentage from 3.36% in the 2006 first quarter was comprised of the following: (1) reduced lease and loan income due to the first quarter collection of past due rental settlements from bankrupt US hub carriers (7 basis points); (2) lower yield-related fees due to higher first quarter prepayments, particularly in Aerospace (5 basis points); (3) business mix including a higher proportion of student lending assets in particular (3 basis points); and (4) increased short-term interest rates, debt maturity lengthening and other factors (5 basis points).

The increases for the 2006 second quarter and first half from 2005 in net operating lease revenue as a percentage of average operating lease assets reflected strengthening rental rates in both aerospace and rail, including the impact of higher interest rates. The improvement for the half exceeded the improvement for the quarter due to the above-mentioned collections in aerospace of past due rentals in the 2006 first quarter. The rail fleet was virtually fully utilized during 2006. See “Concentrations – Operating Leases” for additional information regarding our operating lease assets.

NET FINANCE REVENUE AFTER PROVISION FOR CREDIT LOSSES (RISK ADJUSTED REVENUE)

Net Finance Revenue after Provision for Credit Losses (Risk-Adjusted Revenue) (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net finance revenue after depreciation on operating lease equipment	$ 445.4	$ 391.7	$ 892.3	$ 790.6
Provision for credit losses	48.2	47.2	81.5	92.5

Finance revenue, net of interest expense, depreciation, and credit provision	$ 397.2	$ 344.5	$ 810.8	$ 698.1

As a % of AEA:
Net finance revenue after depreciation on operating lease equipment	3.16%	3.30%	3.27%	3.45%
Provision for credit losses	0.34%	0.40%	0.30%	0.40%

Finance revenue, net of interest expense, depreciation, and credit provision	2.82%	2.90%	2.97%	3.05%

Average Earning Assets (“AEA”)	$ 56,296.3	$ 47,482.4	$ 54,616.9	$ 45,869.5

The 15.2% and 16.1% increase in risk-adjusted revenue from 2005 for the 2006 second quarter and six months largely reflects the variances in net finance revenue discussed previously, as well as a benefit from lower charge-offs, which totalled $42.6 million and $53.9 million for the second quarters of 2006 and 2005 and $84.9 million and $103.0 million for the six months of 2006 and 2005, respectively. The current quarter provision for credit losses reflects portfolio growth coupled with rising delinquency and non-performing loans. See Credit Metrics for additional discussion.

26	CIT GROUP INC

OTHER REVENUE

Other Revenue (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Fees and other income	$ 144.6	$ 124.1	$ 272.8	$ 226.3
Factoring commissions	55.9	56.3	111.7	111.1
Gains on receivable sales and syndication fees	63.1	44.5	103.7	91.1
Gains on sales of leasing equipment	33.2	20.9	54.6	43.5
Gains on securitizations	6.5	11.1	20.1	22.9
Gains on derivatives	–	52.4	–	80.1
Gain on sale of business aircraft portfolio	–	22.0	–	22.0
Gains on venture capital investments	0.2	1.3	0.7	12.1

Total other revenue	$ 303.5	$ 332.6	$ 563.6	$ 609.1

Other revenue as a percentage of AEA	2.16%	2.79%	2.06%	2.65%

Other revenue as a percentage of net revenue	40.5%	45.9%	38.7%	43.5%

Fees and other income includes securitization-related servicing fees and accretion, other servicing fees and miscellaneous fees. Corporate Finance continued to record strong fees during the 2006 second quarter and six months, as did the international unit of Vendor Finance. Securitization-related fees (net of impairment charges) were up compared to 2005, on reduced impairment charges, while the average securitized asset balance declined by approximately 9% from the prior year. The 2006 periods also benefited from a second quarter $16.4 million gain relating to insurance proceeds on an aircraft lost in an on-the-ground casualty event within the Transportation Finance segment.

Factoring commissions reflect strong volumes, including incremental volume from prior year acquisitions, and relatively flat commission rates.

Gains on receivable sales and syndication fees were up 42% and 14% for the second quarter and six months from last year. Syndication fees were up predominantly in Commercial Finance (Corporate Finance and Transportation Finance), where we syndicated approximately $1.7 billion during the first half of 2006. Gains on receivable sales were lower for the 2006 second quarter but up year to date, and were driven by the Consumer and Small Business segment. In the home lending business, we both purchased and syndicated about $800 million in loans during the second quarter, as we manage our portfolio to targeted demographics and credit criteria.

Gains on sales of leasing equipment increased 59% in the 2006 second quarter over the prior year quarter (26% over last year six months) reflecting strong end of lease activity, particularly in the international businesses of Vendor Finance and the Transportation Finance rail business.

Gains on Securitization decreased on lower volume securitized and the mix of lower-yielding Vendor Finance receivables securitized.

Gains on derivatives relate to the 2005 mark-to-market of certain compound cross-currency swaps that did not qualify for hedge accounting treatment. All of these swaps were either terminated or had matured as of December 31, 2005.

Gain on sale of business aircraft portfolio resulted from the strategic sale of the majority, approximately $900 million, of that portfolio last year, following our decision to exit this business.

See Non GAAP Reconciliation table on page 56 for additional information.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

RESERVE FOR CREDIT LOSSES

Reserve for Credit Losses (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance beginning of period	$ 620.3	$620.4	$ 621.7	$ 617.2

Provision for credit losses – finance receivables	48.2	47.2	81.5	92.5
Reserves relating to acquisitions, other	12.1	8.6	19.7	15.6

Additions to reserve for credit losses, net	60.3	55.8	101.2	108.1

Net charge-offs
Vendor Finance	16.7	20.0	30.5	33.4
Consumer and Small Business Lending	24.1	19.6	45.7	36.6
Trade Finance	5.8	5.5	12.5	12.1
Corporate Finance	(5.4)	8.8	(5.2)	20.5
Transportation Finance	1.4	–	1.4	0.4

Total net charge-offs	42.6	53.9	84.9	103.0

Balance end of period	$ 638.0	$622.3	$ 638.0	$ 622.3

Reserve for credit losses as a percentage of finance receivables			1.29%	1.54%
Reserve for credit losses as a percentage of finance receivables,
excluding student loans			1.51%	1.71%
Reserve for credit losses as a percentage of past due receivables
(60 days or more)			64.9%	91.0%
Reserve for credit losses as a percentage of past due receivables
(60 days or more), excluding student loans			84.6%	109.3%
Reserve for credit losses as a percentage of non-performing assets			93.1%	131.6%

We present the metrics excluding student loans, as virtually all of the portfolio (other than private loans, which are not guaranteed) is covered by U.S. government guarantees for at least 98% of the balance. The percentages of reserves to finance receivables and reserves to past due receivables declined from 2005, reflecting two factors: (1) the continued improving trend in credit metrics through last quarter, which in turn lowered estimated inherent loss reserve requirements and (2) the growth of student lending receivables, which are guaranteed by the U.S. government. In addition to the above factors, the decline in the percentage of reserves to non-performing assets from June 2005 reflects improved collateralization (a lower proportion of SFAS 114 reserves) on non-performing accounts. Due to second quarter increases in delinquency and non-performing loans and the expectation for possible further deterioration in credit matrics, we increased our reserve for credit losses by recording a provision in excess of charge-offs of $5.6 million during the quarter.

The reserve includes amounts relating to impaired loans, in accordance with SFAS 114, of $108.1 million, $76.5 million and $113.9 million at June 30, 2006, December 31, 2005, and June 30, 2005. The June 2006 reserve amount includes $62 million related to a power generation facility (financed with a leveraged lease), which was placed on non-performing status in the fourth quarter of 2005 and is subject to bankruptcy proceedings, as well as reserves ($19 million) relating to three other collateralized non-performing accounts in the Trade Finance and Corporate Finance segments. The remainder of the SFAS 114 reserve ($27 million) relates to various other smaller accounts in Trade Finance and Corporate Finance.

Charges of $1.7 million and $4.7 million for the quarter and six months ended June 30, 2006, were taken against the hurricane reserve. During the quarter, management re-assessed the projections with respect to losses from Hurricanes Katrina and Rita. As a result, approximately $23 million of this reserve was released from the specific reserve and provisioned into other components of the reserve for credit losses. At June 30, 2006, the remaining hurricane reserve balance totaled $7.0 million and relates primarily to consumer-related exposures. This amount reflects management’s best estimate of remaining loss based on available and relevant information. Our current expectation is for the majority of related charge-offs to be realized in the latter part of 2006 and into 2007.

We determine the reserve for credit losses using three key components: (1) specific reserves for collateral and cash flow dependent loans that are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit risk, and (3) reserves for economic environment risk and other factors. The portion of the reserve related to inherent estimated losses and estimation risk reflects our evaluation of trends in our key credit metrics, as well as our assessment of risk in specific industry sectors.

28	CIT GROUP INC

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

Based on currently available information and our portfolio assessment, we believe that our total reserve for credit losses is adequate.

See Credit Metrics and Concentrations for more information.

CREDIT METRICS

Net Charge-offs (net of recoveries) (dollars in millions,% as a percentage of average finance receivables)

	Quarters Ended				Six Months Ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
Owned
Vendor Finance	$ 16.7	0.89%	$20.0	1.02%	$ 30.5	0.82%	$ 33.4	0.86%
Consumer and Small Business Lending	24.1	0.56%	19.6	0.70%	45.7	0.55%	36.6	0.73%

Total Specialty Finance Group	40.8	0.66%	39.6	0.83%	76.2	0.64%	70.0	0.79%

Trade Finance	5.8	0.35%	5.5	0.33%	12.5	0.39%	12.1	0.38%
Corporate Finance	(5.4)	(0.14)%	8.8	0.26%	(5.2)	(0.07)%	20.5	0.31%
Transportation Finance	1.4	0.36%	–	–	1.4	0.17%	0.4	0.04%

Total Commercial Finance Group	1.8	0.03%	14.3	0.26%	8.7	0.08%	33.0	0.30%

Total	$ 42.6	0.35%	$53.9	0.52%	$ 84.9	0.36%	$103.0	0.52%

Total, excluding student loans	$ 42.6	0.41%	$53.9	0.58%	$ 84.9	0.42%	$103.0	0.57%

Managed
Vendor Finance	$ 25.6	0.91%	$29.5	1.02%	$ 47.3	0.84%	$ 53.2	0.92%
Consumer and Small Business Lending	31.1	0.70%	26.2	0.85%	59.3	0.69%	48.7	0.88%

Total Specialty Finance Group	56.7	0.78%	55.7	0.93%	106.6	0.75%	101.9	0.90%

Trade Finance	5.8	0.35%	5.5	0.33%	12.5	0.38%	12.1	0.38%
Corporate Finance	(2.9)	(0.06)%	12.2	0.30%	(1.6)	(0.02)%	29.4	0.37%
Transportation Finance	1.4	0.36%	–	–	1.4	0.17%	0.4	0.04%

Total Commercial Finance Group	4.3	0.07%	17.7	0.29%	12.3	0.10%	41.9	0.35%

Total	$ 61.0	0.44%	$73.4	0.60%	$ 118.9	0.44%	$143.8	0.61%

Total, excluding student loans	$ 61.0	0.50%	$73.4	0.66%	$ 118.9	0.50%	$143.8	0.66%

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

Owned Charge-Offs (as a percentage of average finance receivables)

Quarters Ended June 30,

1.0%
0.8%
0.6%
0.4%
0.2%
0.0%
0.52%
0.35%
2005
2006

Six Months Ended June 30,
1.0%
0.8%
0.6%
0.4%
0.2%
0.0%
0.52%
0.36%
2005
2006

Managed Charge-Offs (as a percentage of average managed receivables)

Quarters Ended June 30,
1.0%
0.8%
0.6%
0.4%
0.2%
0.0%
0.60%
0.44%
2005
2006

Six Months Ended June 30,
1.0%
0.8%
0.6%
0.4%
0.2%
0.0%
0.61%
0.44%
2005
2006

The trends in the tables above are positive, as charge-offs on an owned and managed basis, both in amount and as a percentage of assets, declined in the 2006 quarter and year-to-date compared to 2005 and remain below historic averages. We expect charge-offs to increase from current levels.

Consumer and Small Business Lending owned charge-offs were up in 2006 in amount from last year, but were down as a percentage of average finance receivables, reflecting portfolio growth, improved credit performance and the addition of the student lending assets. Excluding student loans, the charge-off rates were 0.91% and 1.12% for the quarter ended June 30, 2006 and 2005 and 0.88% and 1.09% for the six months ended June 30, 2006 and 2005.

Corporate Finance charge-offs declined from last year mainly due to cash recoveries on transactions previously charged off in the energy & infrastructure and business capital businesses.

The previously discussed trends in owned portfolio charge-offs were the primary cause of fluctuations in charge-offs on a managed basis.

See Non GAAP Reconciliation table on page 56 for additional information.

30	CIT GROUP INC

PAST DUE LOANS AND NON-PERFORMING ASSETS

Past Due Loans (60 days or more) (dollars in millions, % as a percentage of finance receivables)

	June 30, 2006		December 31, 2005
Owned Past Due
Vendor Finance	$ 213.3	2.91%	$251.8	3.47%
Consumer and Small Business Lending	546.2	3.05%	363.2	2.46%

Total Specialty Finance Group	759.5	3.01%	615.0	2.79%

Trade Finance	117.5	1.82%	39.3	0.59%
Corporate Finance	87.0	0.54%	86.9	0.64%
Transportation Finance	18.7	1.27%	17.0	0.90%

Total Commercial Finance Group	223.2	0.93%	143.2	0.64%

Total	$ 982.7	1.99%	$758.2	1.71%

Total, excluding student loans	$ 754.0	1.78%	$625.5	1.59%

Managed Past Due
Vendor Finance	$ 309.1	2.64%	$357.6	3.00%
Consumer and Small Business Lending	611.3	3.20%	446.0	2.77%

Total Specialty Finance Group	920.4	2.99%	803.6	2.87%

Trade Finance	117.5	1.82%	39.3	0.59%
Corporate Finance	90.6	0.49%	105.5	0.64%
Transportation Finance	18.7	1.21%	17.0	0.83%

Total Commercial Finance Group	226.8	0.86%	161.8	0.64%

Total	$1,147.2	2.00%	$965.4	1.81%

Total, excluding student loans	$ 918.5	1.82%	$832.7	1.74%

(1)	See “Concentrations” for additional delinquency information on Consumer and Small Business Lending.

Vendor Finance delinquency decreased in 2006, reflecting lower delinquency levels in the US vendor finance operations.

Consumer and Small Business Lending delinquency increased in 2006, primarily due to the student lending and home lending portfolio growth. Consumer delinquencies were $269.9 million (2.78%) at June 30, 2006, up from $185.5 million (2.18%) at December 31, 2005, reflecting both the effect of normal seasoning and portfolio growth. Student lending delinquencies were $228.7 million (3.30%) at June 30, 2006, up from $132.7 million (2.63%) at December 31, 2005.

Trade Finance delinquency increased in 2006, primarily due to two large accounts, which have specific corporate reserves allocated.

Corporate Finance delinquency level was essentially unchanged from the year end 2005, as improvements in communication, media & entertainment, and in diversified industries, were largely offset by an increase in our asset-based lending unit.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

Non-performing Assets (dollars in millions, % as a percentage of finance receivables)

	June 30, 2006		December 31, 2005
Vendor Finance	$101.2	1.38%	$112.1	1.54%
Consumer and Small Business Lending	297.5	1.66%	216.1	1.46%

Total Specialty Finance Group	398.7	1.58%	328.2	1.49%

Trade Finance	79.5	1.23%	5.3	0.08%
Corporate Finance	196.9	1.22%	165.4	1.21%
Transportation Finance	10.5	0.71%	22.3	1.18%

Total Commercial Finance Group	286.9	1.19%	193.0	0.87%

Total	$685.6	1.39%	$521.2	1.18%

Total, excluding student loans	$685.6	1.62%	$521.2	1.33%

Non-accrual loans	$611.3		$460.7
Repossessed assets	74.3		60.5

Total non-performing accounts	$685.6		$521.2

The trends in the non-performing assets largely reflect the previously discussed fluctuations in the owned portfolios.

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and General Operating Expenses (dollars in millions)

	Quarters Ended June 30,		Quarter Ended June 30, 2006		Quarter Ended June 30, 2005
	2006	2005	Efficiency ratio(1)	% of AMA(2)	Efficiency ratio(1)	% of AMA(2)
Salaries and employee benefits	$210.0	$161.7
Other general operating expenses	128.2	107.1

Subtotal	338.2	268.8	45.2%	2.15%	37.1%	1.96%
Stock options expense	6.6	–

Salaries and general operating expenses	344.8	268.8	46.0%	2.19%	37.1%	1.96%
Provision for restructuring	–	25.2

Total	$344.8	$294.0	46.0%	2.19%	40.6%	2.14%

	Six Months Ended June 30,		Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	2006	2005	Efficiency ratio(1)	% of AMA(2)	Efficiency ratio(1)	% of AMA(2)
Salaries and employee benefits	$409.6	$331.0
Other general operating expenses	241.4	201.8

Subtotal	651.0	532.8	44.7%	2.12%	38.1%	1.99%
Stock options expense	16.9	–

Salaries and general operating expenses	667.9	532.8	45.9%	2.17%	38.1%	1.99%
Provision for restructuring	11.1	25.2

Total	$679.0	$558.0	46.6%	2.21%	39.9%	2.09%

(1)	Efficiency ratio is the ratio of salaries and general operating expenses to total revenue, net of interest and depreciation, excluding the provision for credit losses. Excluding the gains on derivatives, business aircraft portfolio sale and venture capital investments, the efficiency ratios were 45.3% and 43.4% for the quarter and six months ended June 30, 2005. See Non GAAP Reconciliation table on page 56 for additional information.
(2)	“AMA” means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by CIT. See “Non-GAAP Financial Measurements” for details of managed assets.

32	CIT GROUP INC

Second quarter operating expenses, excluding the impact of expensing stock options, increased $69.4 million (26%) from 2005. Nearly 70% of the increase relates to personnel, as we added over 900 employees from June 2005, bringing headcount at June 30, 2006 to 7,015. The majority of the hires relate to growing our sales force in existing lines and establishing new businesses, such as investment banking services. Other drivers of the increase include acquisitions (European factoring and healthcare), marketing initiatives (particularly in student lending), technology investments and other back office expenses in support of the growth initiatives.

The 2006 year-to-date expense includes a restructuring charge of $11.1 million and expense of $16.9 million relating to the adoption of SFAS 123R, “Share-Based Payment”, which mandates the expensing of stock options. The expected annual savings from the restructuring activities is approximately $12 million. Salaries and general operating expenses increased in 2006, reflecting higher salaries and other investments made in sales and marketing, including incentive based compensation. The efficiency ratio for the second quarter was 46.0%, up from 41.4% last year (excluding the restructuring charges, gains on derivatives and gain on sale of the business aircraft portfolio). The higher ratio in the current quarter was partially due to the adoption of SFAS 123R (0.8% impact) as well as the continued build out of our sales force, as incremental revenues typically lag the initial expense outlays.

Management is focusing on improving the efficiency ratio prospectively by achieving increased revenue generation associated with new business initiatives and the build-out of our sales force, and by continuing to raise overall operating efficiency through consolidation of certain back office functions along with other expense saving initiatives.

See Note 13 – Severance and Facility Restructuring Reserves for additional information.

INCOME TAXES

Provision for Income Taxes (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Provision for income taxes	$111.9	$132.9	$213.2	$270.5
Effective tax rate	31.4%	34.7%	30.7%	36.1%

The effective tax rate differs from the US federal tax rate of 35% primarily due to state and local income taxes, the domestic and international geographic distribution of taxable income and corresponding foreign income taxes, as well as permanent differences between book and tax treatment of certain items. The 2005 effective tax rate exceeds the US federal rate primarily due to state and local income taxes.

The reduction from the 2005 second quarter reflects the continued relocation and funding of certain aerospace assets offshore and improved international earnings. Partially offsetting these benefits is $4.5 million in additional tax amounts, primarily relating to the enactment of a tax law change during the second quarter of 2006 that reduced benefits relating to certain leveraged lease transactions. For the six months, the 2006 effective tax rate benefited from $6.5 million in first quarter provision adjustments, including a $10.0 million reversal of previously established state NOL valuation allowances, reflecting management’s assessment with respect to higher expected loss utilization. Excluding these items, the effective tax rate was approximately 31% for the first six months of 2006.

We have US federal net operating losses (NOL’s) of approximately $850 million as of December 31, 2005, which expire in various years beginning in 2011. In addition, we have various state NOL’s that will expire in various years beginning in 2006. Federal and state operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to fully utilize these federal loss carryforwards. Accordingly, we do not believe a valuation allowance is required with respect to these federal NOL’s. Based on management’s assessment as to realizability, the net deferred tax liability includes a valuation allowance of approximately $9.0 million as of June 30, 2006 relating to state NOL’s.

We have open tax years in the US, Canada and other jurisdictions that are currently under examination by the applicable taxing authorities, and certain tax years that may in the future become subject to examination. Management periodically evaluates the adequacy of our related tax reserves, taking into account our open tax return positions, tax assessments received, tax law changes and third-party indemnifications. We believe that our tax reserves are appropriate. The final determination of tax audits could affect our tax reserves.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

RESULTS BY BUSINESS SEGMENT

The presentation of segment results that follows reflects the allocation of most operating expenses, consistent with our internal management reporting. However, certain expenses are not allocated to the operating segments. These non-allocated expenses, which are reported in Corporate and Other, consist primarily of the following: (1) provisions for credit losses relating to overall reserve changes, as the segment results include provision amounts representing the corresponding segment charge-offs; (2) equity-based compensation, including expenses relating to restricted stock awards, performance-based restricted stock awards and stock options; and (3) certain funding costs, as the segment results reflect debt transfer pricing that matches assets and liabilities from an interest rate and maturity perspective at the segment level, with interest rate and maturity characteristic differences between the segment funds transfer pricing and the actual debt portfolio remaining in Corporate and Other. The individual segment results are based on different leverage ratios as described below and do not include the unallocated corporate expenses. Therefore, the segment operating results and returns should be evaluated in this context.

We measure segment performance using risk-adjusted capital, applying different leverage ratios to each business to allocate capital based on market criteria and inherent differences in risk levels. The capital allocations reflect the relative risk of individual asset classes within the segments and range from approximately 2% of managed assets for US government guaranteed education loans to approximately 15% of managed assets for longer-term assets such as aerospace. The targeted risk-adjusted capital allocations by segment (as a percentage of average managed assets) are as follows: Vendor Finance, 9%, Consumer and Small Business Lending, 5%, Trade Finance and Corporate Finance, 10%, and Transportation Finance, 14%.

Results by Business Segment (dollars in millions)

Quarters Ended June 30,	2006				2005
	Net Income	Return on AEA	Return on AMA	Return on Risk-Adjusted Capital	Net Income	Return on AEA	Return on AMA	Return on Risk-Adjusted Capital
Vendor Finance	$ 81.2	3.56%	2.52%	28.3%	$ 67.1	2.73%	1.97%	23.3%
Consumer and Small Business Lending	31.7	0.71%	0.69%	11.6%	25.1	0.85%	0.78%	12.0%

Total Specialty Finance	112.9	1.68%	1.44%	19.9%	92.2	1.70%	1.39%	18.5%

Trade Finance	42.8	6.69%	6.70%	26.5%	42.6	6.43%	6.43%	25.5%
Corporate Finance	80.0	1.99%	1.75%	16.2%	77.6	2.20%	1.86%	18.0%
Transportation Finance	66.7	2.47%	2.47%	18.1%	38.9	1.72%	1.72%	12.4%

Total Commercial Finance	189.5	2.58%	2.40%	18.5%	159.1	2.47%	2.24%	17.5%

Corporate, including certain charges	(66.4)	(0.47)%	(0.42)%	–	(2.2)	(0.02)%	(0.02)%	–

Total	$ 236.0	1.68%	1.50%	14.1%	$ 249.1	2.10%	1.81%	15.7%

Six Months Ended June 30,
Vendor Finance	$ 155.7	3.38%	2.39%	26.9%	$ 134.2	2.71%	1.97%	22.4%
Consumer and Small Business Lending	62.1	0.73%	0.70%	11.7%	47.8	0.92%	0.83%	12.7%

Total Specialty Finance	217.8	1.66%	1.41%	19.3%	182.0	1.79%	1.44%	18.8%

Trade Finance	86.1	6.94%	6.94%	26.9%	79.9	6.23%	6.23%	25.0%
Corporate Finance	147.2	1.94%	1.69%	15.5%	140.6	2.01%	1.69%	16.4%
Transportation Finance	124.6	2.34%	2.34%	17.2%	65.5	1.48%	1.48%	10.7%

Total Commercial Finance	357.9	2.53%	2.34%	17.9%	286.0	2.25%	2.04%	16.0%

Corporate, including certain charges	(110.0)	(0.40)%	(0.35)%	–	8.7	0.04%	0.03%	–

Total	$ 465.7	1.71%	1.51%	14.1%	$ 476.7	2.08%	1.78%	15.2%

The comparisons with 2005 were generally favorable, as all segments reported improved net income from 2005. With the exception of Consumer and Small Business Lending (due to student lending growth) and Corporate Finance (due to gain on strategic sale of business aircraft assets in prior year net income), all segments reported improved returns for the quarter and the six months. These stronger segment performances were offset by higher unallocated corporate expenses in 2006 and the inclusion of derivative gains in the 2005 results. See page 37 for additional discussion of Corporate expenses.

34	CIT GROUP INC

Results by segment are summarized below. Net operating revenue is total revenue net of interest expense, depreciation expense on operating lease equipment, and provision for credit losses.

Vendor Finance (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net finance revenue	$ 264.5	$ 282.9	$ 530.8	$ 556.1
Depreciation on operating lease equipment	137.4	142.6	273.9	283.5
Provision for credit losses	15.7	19.2	28.6	32.1
Other revenue	98.8	73.0	183.6	144.0
Net operating revenue	210.2	194.1	411.9	384.5
Provision for income taxes	(42.9)	(42.8)	(87.1)	(82.3)
Net income	81.2	67.1	155.7	134.2
New business volume	$ 2,063.9	$ 2,451.3	$ 4,012.9	$ 4,602.1
Return on risk-adjusted capital	28.3%	23.3%	26.9%	22.4%

•	Net income improved 21% and 16% for the 2006 second quarter and six months from the prior year periods on continued strong other revenue of the international operations.
•	Credit metrics remained stable. Net charge-offs improved from last year in the US, offset by higher credit costs in the international operations, primarily Asia. Both delinquencies and non-performing metrics were relatively flat with last quarter and down from last year.
•	Salaries and general operating expenses were up 3% and 1% for the 2006 second quarter and six months over last year, reflecting increased personnel related to sales force expansion.
•	Return on risk-adjusted capital, at approximately 28% and 27% for the second quarter and six months, improved from both 2005 periods, reflecting the net income improvement and improved operating leverage.

Consumer and Small Business Lending (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net finance revenue	$ 84.7	$ 57.3	$ 165.4	$ 112.4
Provision for credit losses	17.4	15.8	32.9	29.5
Other revenue	42.4	43.2	81.6	71.9
Net operating revenue	109.7	84.7	214.1	154.8
Provision for income taxes	(18.7)	(16.5)	(37.3)	(31.8)
Net income	31.7	25.1	62.1	47.8
New business volume	$ 3,486.7	$ 2,540.2	$ 7,318.2	$ 4,089.4
Return on risk-adjusted capital	11.6%	12.0%	11.7%	12.7%

•	Net income increased 26% and 30% for the 2006 quarter and six months from the prior year periods, primarily reflecting stronger results in Home Lending.
•	We grew the deposit funding at CIT Bank by $700 million during the quarter to $1.4 billion, on track with our plans. These deposits are primarily fixed rate and broker-originated.
•	Net operating revenue increased 30% and 38% for the 2006 second quarter and six months from last year due primarily to asset growth. In relation to the prior year, other revenue was flat for the quarter and up 13% for the six months.
•	Net charge-offs were down 14 and 18 basis points from last year for the 2006 second quarter and six months, primarily due to improvements in Small Business Lending.
•	Salaries and general operating expenses grew 41% and 52% for the 2006 second quarter and the six months over last year, mainly from the expansion of our sales force in our businesses and the acquisition of Student Loan Xpress in the first quarter of 2005. As a percentage of average earning assets, expenses were comparable to 2005.
•	Return on risk-adjusted capital approximated 12% for both the second quarter and six months of 2006, as returns were dampened by the cost of Student Loan Xpress goodwill and acquired intangibles.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

Trade Finance (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net finance revenue	$ 37.2	$ 33.4	$ 74.2	$ 61.7
Provision for credit losses	5.1	5.5	11.7	12.1
Other revenue	69.7	69.4	139.4	136.4
Net operating revenue	101.8	97.3	201.9	186.0
Provision for income taxes	(25.9)	(26.2)	(52.0)	(48.4)
Net income	42.8	42.6	86.1	79.9
New business volume	$ 127.5	$ 76.1	$ 257.1	$ 108.3
Return on risk-adjusted capital	26.5%	25.5%	26.9%	25.0%

•	Net income was essentially flat with 2005 for the 2006 second quarter, but up 8% for the six months as the full benefit of a 2005 acquisition was not realized until the second quarter of last year. Average earning asset levels for both the quarter and six months were modestly below 2005.
•	Net operating revenue improved from last year on stronger interest income and higher volume levels. Aided by an acquisition during the 2006 second quarter, the proportion of international factoring volume was up from the prior year.
•	Net charge-offs remained flat with last year’s low levels. Delinquency and non-performing accounts increased during the second quarter. This trend is discussed in Credit Metrics.
•	Salaries and general operating expenses were up 16% and 11% for the 2006 second quarter and six months from last year, largely due to the international acquisition completed during the second quarter of this year.
•	Return on risk adjusted capital approximated 26% for both the second quarter and six months of 2006.

Corporate Finance (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net finance revenue	$ 143.6	$ 117.2	$ 268.8	$ 239.2
Depreciation on operating lease equipment	7.9	13.2	16.5	27.5
Provision for credit losses	(3.6)	8.9	(5.3)	21.0
Other revenue	58.4	78.1	118.4	133.6
Net operating revenue	197.7	173.2	376.0	324.3
Provision for income taxes	(42.1)	(47.0)	(83.3)	(85.4)
Net income	80.0	77.6	147.2	140.6
New business volume	$ 3,654.7	$ 2,369.2	$ 6,092.7	$ 4,118.8
Return on risk-adjusted capital	16.2%	18.0%	15.5%	16.4%

•	Net income improved 3% and 5% from 2005 for the 2006 second quarter and six months, as the prior year second quarter results included a $22 million pretax gain from the strategic sale of business aircraft assets. Excluding this prior year gain, net income increased 24% and 16% for the quarter and the six months, reflecting improved net revenues and recoveries.
•	Net operating revenue improved from last year for both the 2006 second quarter and six months on strong performances in Communications, Media & Entertainment (CM&E) and Healthcare, as lending spreads widened on an increased asset base and other revenue remained strong.
•	Both the 2006 second quarter and six month provision for credit losses reflected net recoveries due to the continuation of CM&E recoveries and a recovery related to a co-generation plant during the current quarter. See Credit Metrics for discussion of delinquency and non-performing assets trends.
•	Salaries and general operating expenses for the 2006 second quarter and six months increased 56% and 48% over last year, reflecting the build-out of our sales force and expansion of our product offerings, as well as acquisitions.
•	Return on risk-adjusted capital, at approximately 16% for the 2006 second quarter and six months, was below last year due to the gain on business aircraft sale mentioned above.

36	CIT GROUP INC

Transportation Finance (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net finance revenue	$ 174.2	$ 136.1	$ 359.1	$ 269.0
Depreciation on operating lease equipment	110.9	85.4	215.2	167.9
Provision for credit losses	1.4	–	1.4	0.4
Other revenue	33.2	8.7	39.3	13.9
Net operating revenue	95.1	59.4	181.8	114.6
Provision for income taxes	(6.0)	(3.6)	(10.8)	(14.3)
Net income	66.7	38.9	124.6	65.5
New business volume	$ 785.7	$ 641.7	$ 1,282.8	$ 892.9
Return on risk-adjusted capital	18.1%	12.4%	17.2%	10.7%

•	Net income improved 71% and 90% from 2005 for the 2006 second quarter and six months, reflecting: (1) an increase in operating lease net revenues (operating lease rental income less the related equipment depreciation expense), including strong aerospace rental prepayment fees and recoveries of past due rents from US commercial airlines in the first quarter; (2) increased other revenue; and (3) a significant reduction in the effective tax rate due to the continued relocation of aircraft to Ireland.
•	Other revenue increased $24.5 million and $25.4 million from 2005 for the 2006 second quarter and six months, reflecting a $16.4 million second quarter gain relating to insurance proceeds on an aircraft lost in an on-the-ground casualty event.
•	Credit metrics remained strong. Charge-offs remained minimal and delinquency and non-performing assets declined from 2005.
•	Salaries and general operating expenses were up 32% and 33% over last year for the 2006 second quarter and the six months due to the establishment of our international aerospace platform as we continue to grow these businesses.
•	Return on risk-adjusted capital for both the 2006 second quarter (18%) and six months (17%) was well above 2005, reflecting the above factors.

Corporate included after tax amounts as shown in the table below:

Corporate (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Unallocated expenses	$(55.0)	$(16.6)	$(77.6)	$(27.0)
Restructuring charges	–	(15.4)	(6.9)	(15.4)
Stock option expenses	(4.0)	–	(10.4)	–
Preferred stock dividends	(7.5)	–	(15.2)	–
Gain on non-hedge derivatives	–	29.7	–	45.4
Venture capital operating income / (losses)(1)	0.1	0.1	0.1	5.7

Total	$(66.4)	$(2.2)	$(110. 0)	$ 8.7

(1)	Venture capital operating income / (losses) include realized and unrealized losses related to venture capital investments, as well as interest costs and other operating expenses associated with these portfolios.

The increase in unallocated corporate operating expense from 2005 was due primarily to higher unallocated funding costs and to increased equity-based compensation. The higher corporate funding expense reflects the longer term of our liabilities, as we extended the debt maturities in 2005. Consistent with our internal management reporting, this incremental expense was not charged to the segments. The increased unallocated expense in relation to last quarter also includes provisions to increase the credit loss reserve. The prior year results for the quarter and six months included gains relating to certain derivative contracts that were terminated in, or had matured by, the fourth quarter of 2005.

Effective January 1, 2006, we realigned selected business operations to better serve our clients, as summarized below. Prior periods have been conformed to the current period format, except for the diversified portfolio transfer noted below, as we determined that it was impracticable to do so in accordance with SFAS 131.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

•	The Small Business Lending unit ($1.3 billion in finance receivables at June 30, 2006 and $1.2 billion at transfer) was transferred from Specialty Finance’s Vendor Finance to Consumer and Small Business Lending, reflecting commonalities with our home lending and student loan businesses.
•	Consistent with our strategic focus on industry alignment, a majority of the former Equipment Finance segment was consolidated into our Corporate Finance segment, and a $350 million diversified industry portfolio within the former Equipment Finance segment was transferred to Vendor Finance. This combination will allow us to provide corporate clients access to the full complement of CIT’s products and services.
•	We have also made name changes to clarify the market focus of our segments.
•	Specialty Finance – Commercial has been renamed Vendor Finance
•	Specialty Finance – Consumer has been renamed Consumer and Small Business Lending
•	Commercial Services has been renamed Trade Finance and is comprised primarily of our factoring operation
•	Capital Finance has been renamed Transportation Finance
Our Report on Form 10-K for the period ended December 31, 2005 was updated for these segment reporting changes on Form 8-K dated May 31, 2006.

FINANCING AND LEASING ASSETS

Financing and Leasing Assets by Segment (dollars in millions)

	June 30, 2006	December 31, 2005	Percentage Change
Vendor Finance
Finance receivables	$ 7,322.3	$ 7,264.4	0.8%
Operating lease equipment, net	1,038.4	1,049.5	(1.1)%
Financing and leasing assets held for sale	527.2	720.3	(26.8)%

Owned assets	8,887.9	9,034.2	(1.6)%
Finance receivables securitized and managed by CIT	3,840.8	3,921.6	(2.1)%

Managed assets	12,728.7	12,955.8	(1.8)%

Consumer and Small Business Lending
Finance receivables – home lending	9,263.2	8,199.7	13.0%
Finance receivables – student lending	6,929.3	5,051.0	37.2%
Finance receivables – small business lending	1,262.4	1,238.6	1.9%
Finance receivables – other	436.4	302.9	44.1%
Financing and leasing assets held for sale	505.0	496.2	1.8%

Owned assets	18,396.3	15,288.4	20.3%
Home lending finance receivables securitized and managed by CIT	723.8	838.8	(13.7)%

Managed assets	19,120.1	16,127.2	18.6%

Trade Finance
Finance receivables	6,439.5	6,690.0	(3.7)%
Financing and leasing assets held for sale	29.0	–	N/A

Owned assets	6,468.5	6,690.0	(3.3)%

Corporate Finance
Finance receivables	16,178.6	13,652.5	18.5%
Operating lease equipment, net	167.3	177.7	(5.9)%
Finance receivables held for sale	211.8	253.5	(16.4)%

Owned assets	16,557.7	14,083.7	17.6%
Finance receivables securitized and managed by CIT	2,121.3	2,525.3	(16.0)%

Managed assets	18,679.0	16,609.0	12.5%

Transportation Finance
Finance receivables	1,474.4	1,895.4	(22.2)%
Operating lease equipment, net	9,377.9	8,408.5	11.5%
Financing and leasing assets held for sale	67.6	150.3	(55.0)%

Owned assets	10,919.9	10,454.2	4.5%

Other – Equity Investments	27.8	30.2	(7.9)%

Managed assets	$67,944.0	$62,866.4	8.1%

38	CIT GROUP INC

Total Managed Assets (dollars in billions)

$80
60
40
20
0
$62.9
$7.3
$55.6
$67.9
$6.7
$61.2
December 2005
June 2006
Finance receivables securitized and managed by CIT
Owned assets

Managed assets were $67.9 billion at June 30, 2006 up 8.1% from year-end. We launched several initiatives in 2005 to grow our business through expanding our sales force, broadening our market reach via industry vertical alignment, improving our access to certain higher growth industries such as healthcare and student lending, and improving our syndication and capital markets capabilities. We continued to allocate capital to businesses with higher risk-adjusted returns by liquidating non-strategic portfolios. A summary of the 2006 activity follows:

Vendor Finance – managed assets were down slightly from last year-end on lower US vendor receivables, partially offset by continued international growth. Managed assets related to the US Dell program declined approximately 14% to $3.9 billion from June 2005, due to the combination of a decline from 2005 in the overall Dell financed sales volume and the fact that Dell has been exercising its right to purchase a portion of the receivables originated by the DFS joint venture.

Consumer and Small Business Lending – the growth for the six months of 2006 included $1.9 billion from Student Loan Xpress and $1.2 billion from home lending. Student Loan Xpress assets have increased 66% from last June.

Trade Finance – owned assets declined from year-end, as seasonal runoff offset a $165 million European acquisition.

Corporate Finance – managed assets grew $2.1 billion or 12.5% to $18.7 billion from last year-end, with strength in healthcare and communications, media & entertainment. The majority of syndication activity for the period was in this segment, dampening growth somewhat.

Transportation Finance – during the six months, we took delivery and placed eleven new aircraft from our order book. We had one off-lease aircraft, down from ten at year-end. Rail demand remains strong, with our fleet virtually fully utilized.

See Non-GAAP Financial Measurements for reconciliation of Managed Assets.

BUSINESS VOLUMES

Total Business Volumes (dollars in millions)
For the Quarters and Six Months Ended June 30,

$12,000
10,000
8,000
6,000
4,000
2,000
0
$8,002.4
$9,991.0
2005
2006

$20,000
16,000
12,000
8,000
4,000
0
$13,703.2
$18,706.7
2005
2006

Business Volumes (excluding factoring, dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Vendor Finance	$2,063.9	$2,451.3	$ 4,012.9	$ 4,602.1
Consumer and Small Business Lending	3,486.7	2,540.2	7,318.2	4,089.4
Corporate Finance	3,654.7	2,369.2	6,092.7	4,118.8
Transportation Finance	785.7	641.7	1,282.8	892.9

Total new business volume	$9,991.0	$8,002.4	$18,706.6	$13,703.2

Origination volume for the quarter and six months ended, excluding factoring volume, increased 24.8% to $10.0 billion and 36.5% to $18.7 billion from the prior year’s periods due to strong originations across our businesses as a result of our investment in growing our sales force. We achieved record quarterly new business volume in our healthcare, home lending and student loan businesses, a direct result of recent sales initiatives.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

Vendor Finance – excluding Dell US, vendor volume increased 27% over 2005 however, new business volume in total for the second quarter was down from last year. In the US excluding Dell, volume increased 25% over 2005. These increases are a result of additional new vendors and increased penetration of existing relationships around the world. Dell volume in the US declined 45% and 38% for the quarter and six months (to $0.8 billion and $1.6 billion) as explained on the preceding page in the managed assets analysis.

Consumer and Small Business Lending – new business volume increased $0.9 billion (37%) over last year quarter on strong consolidation loan originations at Student Loan Xpress. Student Loan Xpress is the preferred lender to over 1,200 schools, up 46% from last year.

Corporate Finance – volume was strong across all of the businesses and up 54% from last year. Growth included a number of long-term care, syndication, global sponsor, sports and entertainment transactions.

Transportation Finance – year-over-year volume increase reflected additional aircraft funding as well as strong rail volume.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 4.1% of our total financing and leasing assets at June 30, 2006 (the largest account being less than 1.0%) and 4.5% at year-end. The largest accounts primarily consist of companies in the transportation, retail and energy industries. The total of our top ten account balances increased slightly from December 2005 in amount, but declined as a percentage of the total portfolio primarily due to growth during the six months in our consumer portfolios.

In July 2006, non-recourse debt associated with leveraged leases on two collateralized power generation facilities was refinanced. In connection with the transaction, the lessee affirmed the related leases and cured existing defaults. See Reserve for Credit Losses for discussion of another transaction with the same lessee.

OPERATING LEASES

Operating Leases Portfolio (dollars in millions)

	June 30, 2006	December 31, 2005
Transportation Finance – Aerospace	$ 5,968.0	$5,327.1
Transportation Finance – Rail and Other	3,409.9	3,081.4
Vendor Finance	1,038.4	1,049.5
Corporate Finance	167.3	177.7

Total	$10,583.6	$9,635.7

We strive to maximize the profitability of the lease equipment portfolio by balancing equipment utilization levels with market rental rates and lease terms.

The increases during the quarter in the Transportation Finance – Aerospace portfolio reflect deliveries of seven (11 for the six months) new commercial aircraft from our order book, as well as the purchase of three other similar, new aircraft. The increase in rail and other was due to the reclassification of railcars formerly under leveraged leases coupled with strong first quarter rail volume. Railcar utilization remains high with approximately 97% of our fleet in use.

See Risk Management for additional information regarding commercial aircraft purchase commitments.

LEVERAGED LEASES

Leveraged Lease Portfolio (dollars in millions)

	June 30, 2006	December 31, 2005
Project finance	$369.3	$ 360.1
Commercial aerospace –
non-tax optimized	148.5	232.1
Commercial aerospace – tax optimized	90.2	135.2
Rail	124.0	260.8
Other	50.4	32.5

Total leveraged lease transactions	$782.4	$1,020.7

As a percentage of finance receivables	1.6%	2.3%

As a percentage of finance receivables
(ex student loans)	1.8%	2.6%

The major components of net investments in leveraged leases include: 1) project finance transactions, primarily in the power and utility sectors; 2) commercial aerospace transactions, including tax-optimized leveraged leases, which generally have increased risk of loss in default for lessors in relation to conventional lease structures due to additional leverage and the recourse of the third-party lender to the equipment in these transactions; and 3) rail transactions. The decline in the aerospace balances generally reflects the reclassification to operating leases in conjunction with our initiative to relocate and fund assets overseas. The decline of the tax-optimized balance reflects a sale of two aircraft during the period. The decline in the rail balance is due to the remarketing of the equipment under operating lease agreements at the expiration of the original lease transactions.

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

40	CIT GROUP INC

(DFS), covering originations in the U.S. The agreements provide Dell with the option to purchase CIT’s 30% interest in DFS in February 2008 and extends CIT’s right to purchase a percentage of DFS finance receivables through January 2010. The joint venture agreement with Snap-On runs through until January 2009. The Avaya agreement, which relates to profit-sharing on a CIT direct origination program, was extended during the second quarter of 2006, until September 2009, pursuant to a renewal provision in the agreement.

Our financing and leasing assets include amounts related to the Dell, Snap-On, and Avaya joint venture programs. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities.

Returns relating to the joint venture relationships (i.e., net income as a percentage of average managed assets) for the 2006 quarter were comparable to the Vendor Finance segment returns. A significant reduction in origination volumes from any of these alliances could have a material impact on our asset and net income levels. For additional information regarding certain of our joint venture activities, see Note 9 – Certain Relationships and Related Transactions.

Joint Venture Relationships (dollars in millions)

	June 30, 2006	December 31, 2005
Owned Financing and Leasing Assets
Dell US	$1,426.1	$1,986.3
Dell – International	1,669.7	1,528.3
Snap-On	1,013.6	1,035.7
Avaya Inc.	470.1	563.0
Securitized Financing and Leasing Assets
Dell US	$2,443.8	$2,526.1
Dell – International	44.0	34.2
Snap-On	47.9	55.4
Avaya Inc.	486.7	460.5

GEOGRAPHIC COMPOSITION

Geographic Concentrations by Obligor

	June 30, 2006	December 31, 2005
State
California	9.7%	9.8%
Texas	7.0%	7.5%
New York	6.7%	6.7%
All other states	54.6%	54.9%

Total US	78.0%	78.9%

Country
Canada	6.0%	6.1%
England	3.4%	3.5%
Australia	1.1%	1.0%
Mexico	1.1%	0.9%
Germany	1.1%	0.8%
France	1.0%	1.1%
China	1.0%	1.0%
All other countries	7.3%	6.7%

Total International	22.0%	21.1%

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41

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

Aerospace

Aerospace (dollars in millions)

	June 30, 2006		December 31, 2005
	Net Investment	Number	Net Investment	Number
By Region:
Europe	$2,708.8	86	$2,348.4	75
US and Canada	905.5	41	1,243.6	62
Asia Pacific	1,509.0	50	1,569.0	52
Latin America	859.6	28	533.7	20
Africa / Middle East	367.1	9	257.2	6

Total	$6,350.0	214	$5,951.9	215

By Manufacturer:
Airbus	$3,571.7	94	$3,269.0	84
Boeing	2,750.0	114	2,644.6	124
Other	28.3	6	38.3	7

Total	$6,350.0	214	$5,951.9	215

By Body Type (1):
Narrow body	$4,896.9	172	$4,331.0	165
Intermediate	1,244.2	26	1,347.2	27
Wide body	180.6	10	235.4	16
Other	28.3	6	38.3	7

Total	$6,350.0	214	$5,951.9	215

By Product:
Operating lease	$5,968.0	190	$5,327.1	182
Leverage lease (other)	148.5	5	232.1	10
Leverage lease (tax optimized)	90.2	5	135.2	7
Capital lease	69.3	3	67.7	3
Loan	74.0	11	189.8	13

Total	$6,350.0	214	$5,951.9	215

Other Data:
Off-lease aircraft	1		10
Number of accounts	97		93
Weighted average age of fleet (years)	6		6
Largest customer net investment	$ 294.7		$ 277.3
(1)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

42	CIT GROUP INC

Our commercial and regional aerospace portfolios are in the Transportation Finance segment. The commercial aircraft all comply with Stage III noise regulations. Generally, we write leases for terms between three and five years. The increase in the portfolio balance was due to new aircraft deliveries.

Our top five commercial aerospace exposures totaled $1,135.5 million at June 30, 2006. Four of the top five exposures are to carriers outside of the US The largest exposure to a US carrier at June 30, 2006 was $199.9 million.

The regional aircraft portfolio at June 30, 2006 consisted of 72 planes with a net investment of $178.3 million. The carriers are primarily located in North America and Europe. Loans make up approximately 49% of the portfolio, operating leases account for about 39% of the portfolio, and the remaining are capital leases. At December 31, 2005 the portfolio consisted of 104 planes with a net investment of $275.3 million.

At June 30, 2006, one commercial aircraft was off-lease due to a bankruptcy repossession, for which we have a letter of intent for lease with another airline. Within the regional aircraft portfolio at June 30, 2006, there was no aircraft off-lease.

The following is a list of our exposure to aerospace carriers that have filed for bankruptcy protection and the current status of our aircraft at June 30, 2006:

•	Delta Air Lines – On September 14, 2005, Delta Air Lines announced that it had filed for reorganization under Chapter 11 of the US Bankruptcy Code. During the fourth quarter of 2005, we charged off $13.2 million. Currently, we have three loans totaling $27.6 million and one operating lease for $24.2 million secured by four Boeing aircraft.
•	Northwest Airlines – On September 14, 2005, Northwest Airlines announced that it had filed for reorganization under Chapter 11 of the US Bankruptcy Code. During the fourth quarter of 2005, we charged off $35.3 million. Currently, our Northwest Airlines exposure includes one operating lease for $8.9 million on a Boeing aircraft.

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

See Note 11 – Commitments and Contingencies for additional information regarding commitments to purchase additional aircraft and Note 5 –Concentrations for further discussion on geographic and industry concentrations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43

Home Lending

Managed Home Lending Portfolio Statistics (dollars in millions)

	June 30, 2006	December 31, 2005	June 30, 2005
Portfolio assets	$ 9,503.2	$ 8,335.7	$ 6,285.0
Managed assets	$ 10,227.0	$ 9,174.5	$ 7,312.6
% of first mortgages	90%	92%	93%
Average loan size	$ 119.8	$ 118.3	$ 108.7
Top state concentrations	California, Florida, Illinois, New York, Texas	California, Florida, Illinois, New York, Texas	California, Florida, Ohio, Pennsylvania, Texas
Top 5 state concentrations as a % of managed portfolio	44%	42%	43%
Fixed-rate mortgage %	44%	43%	47%
Average loan-to-value	81%	81%	81%
Average FICO score	636	633	633
Delinquencies (sixty days or more)	3.24%	2.89%	3.17%
Net charge-offs	1.03%	0.82%	1.05%

The Consumer Finance home lending business is largely originated through a broker network. As part of originating business through this core channel, we employ an active portfolio management approach, whereby we target desired portfolio mix / risk attributes in terms of product type, lien position, and geographic concentrations, among other factors, resulting in sales of a portion of our originations from time to time to manage our exposure to risk. We supplement business with opportunistic purchases in the secondary market when market conditions are favorable from a credit and price perspective. The trends in the credit metrics for our home lending business reflect normal seasoning of the portfolio during the quarter and growth year over year.

Student Lending (Student Loan Xpress)

The Consumer Finance student lending portfolio, which is marketed as Student Loan Xpress, totaled $6.9 billion at June 30, 2006, representing 11.3% of owned and 10.2% of managed assets. Loan origination volumes were $1.3 billion and $0.4 billion for the quarters ended June 30, 2006 and 2005. Student Loan Xpress has arrangements with certain financial institutions to sell selected loans and works jointly with these financial institutions to promote these relationships.

Finance receivables by product type for our student lending portfolio are as follows:

Student Lending Finance Receivables by Product Type (dollars in millions)

Finance receivables by product type	June 30, 2006	December 31, 2005	June 30, 2005
Consolidation loans	$6,323.1	$4,668.7	$3,954.8
Other US Government guaranteed loans	688.7	568.7	322.6
Private (non-guaranteed) loans and other	108.7	30.4	14.1

Total	$7,120.5	$5,267.8	$4,291.5

Delinquencies (sixty days or more) were $228.7 million, 3.30% of finance receivables at June 30, 2006 and $114.3 million, 2.66% at June 30, 2005.

Top 5 state concentrations (California, New York, Texas, Pennsylvania, and Ohio) represented an aggregate 36% of the portfolio.

44	CIT GROUP INC

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

CREDIT RISK MANAGEMENT

We have formal underwriting policies and procedures to evaluate financing and leasing assets for credit and collateral risk during the credit granting process and periodically after the advancement of funds. These guidelines set forth our underwriting parameters based on: (1) Target Market Definitions, which delineate the markets, industries, geographies and products that our businesses are permitted to target, and (2) Risk Acceptance Criteria, which details acceptable transaction structures, credit profiles and required risk-adjusted returns.

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

We are implementing processes and systems to drive risk-based pricing models to the individual transaction level based on the aforementioned credit metrics to ensure that transactions meet acceptable risk-adjusted return criteria. Each of our business units has developed and implemented a formal credit management process customized to the products/services they offer, the clients they serve and the industries in which they operate.

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

The Corporate Credit Risk Management group also includes an independent credit audit function. The credit audit group reviews the credit management processes at each business unit and monitors compliance with established corporate policies. The credit audit group examines adherence with established credit policies and procedures and tests for inappropriate credit practices, including whether potential problem accounts are being detected and reported on a timely basis.

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

Our Capital Committee sets policies, oversees and guides the interest rate and currency risk management process, including the establishment and monitoring of risk metrics, and ensures the implementation of those policies. Other risks monitored by the Capital Committee include derivative counterparty credit risk and liquidity risk. The Capital Committee meets periodically and includes the Chief Executive Officer, Vice Chairman and Chief Financial Officer, Vice Chairman and Chief Lending Officer, Vice Chairman – Specialty Finance, Vice Chairman – Commercial Finance, Treasurer, and Controller.

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

46	CIT GROUP INC

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

An immediate hypothetical 100 basis point increase in the yield curve on July 1, 2006 would reduce our net income by an estimated $15 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in our net income of a like amount. A 100 basis point increase in the yield curve on July 1, 2005 would have reduced our net income by an estimated $16 million after tax, while a corresponding decrease in the yield curve would have increased our net income by a like amount.

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

An immediate hypothetical 100 basis point increase in the yield curve on July 1, 2006 would increase our economic value by $238 million before income taxes. A 100 basis point increase in the yield curve on July 1, 2005 would have increased our economic value by $114 million before income taxes.

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

	Before Swaps		After Swaps
Quarter Ended June 30, 2006
Commercial paper, variable-rate senior notes and bank credit facilities	$25,600.7	5.07%	$29,868.3	5.18%
Fixed-rate senior and subordinated notes and deposits	25,124.9	5.56%	20,857.3	5.58%

Composite	$50,725.6	5.32%	$50,725.6	5.34%

Quarter Ended June 30, 2005
Commercial paper, variable-rate senior notes and bank credit facilities	$20,966.9	3.33%	$24,514.3	3.67%
Fixed-rate senior and subordinated notes and deposits	22,343.1	5.38%	18,795.7	5.17%

Composite	$43,310.0	4.40%	$43,310.0	4.33%

Six Months Ended June 30, 2006
Commercial paper, variable-rate senior notes and bank credit facilities	$24,970.9	4.86%	$28,549.4	4.98%
Fixed-rate senior and subordinated notes and deposits	24,363.9	5.48%	20,785.4	5.44%

Composite	$49,334.8	5.16%	$49,334.8	5.17%

Six Months Ended June 30, 2005
Commercial paper, variable-rate senior notes and bank credit facilities	$19,307.3	3.10%	$23,221.6	3.45%
Fixed-rate senior and subordinated notes and deposits	22,155.9	5.26%	18,241.6	5.04%

Composite	$41,463.2	4.25%	$41,463.2	4.14%

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

between short-term and long-term market interest rates, or relationships between different interest rate indices (i.e., basis risk) can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, and can result in an increase in interest expense relative to finance income. We measure our asset/liability position in economic terms through duration measures and sensitivity analysis, and we measure the effect on earnings using maturity gap analysis. Our asset portfolio is generally comprised of loans and leases of short to intermediate term. As such, the duration of our asset portfolio is generally less than three years. We target to closely match the duration of our liability portfolio with that of our asset portfolio. As of June 30, 2006, our liability portfolio duration was slightly longer than our asset portfolio duration.

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

As part of managing exposure to interest rate, foreign currency, and, in limited instances, credit risk, CIT, as an end-user, enters into various derivative transactions, all of which are transacted in over-the-counter markets with other financial institutions acting as principal counterparties. Derivatives are utilized to eliminate or mitigate economic risk, and our policy prohibits entering into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and to achieve hedge accounting treatment, whenever possible, substantially all derivatives entered into are designated according to a hedge objective against a specific or forecasted liability or, in limited instances, assets. The notional amounts, rates, indices, and maturities of our derivatives closely match the related terms of the underlying hedged items.

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

The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

	Before Swaps		After Swaps
	Fixed rate	Floating rate	Fixed rate	Floating rate
June 30, 2006
Assets	50%	50%	50%	50%
Liabilities	50%	50%	46%	54%
December 31, 2005
Assets	49%	51%	49%	51%
Liabilities	50%	50%	44%	56%

Total interest sensitive assets were $58.0 billion and $51.9 billion at June 30, 2006 and December 31, 2005. Total interest sensitive liabilities were $51.4 billion and $45.6 billion at June 30, 2006 and December 31, 2005.

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

48	CIT GROUP INC

gains and losses on the underlying hedged items. CIT also has certain cross-currency swaps that economically hedge exposures, but do not qualify for hedge accounting treatment.

Other Market Risk Management – CIT has entered into credit default swaps to economically hedge certain CIT credit exposures. These swaps do not meet the requirements for hedge accounting treatment and therefore are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income. See Note 8 – Derivative Financial Instruments for further discussion, including notional principal balances of interest rate swaps, foreign currency exchange forward contracts, cross-currency swaps, credit default swaps and other derivative contracts.

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

LIQUIDITY RISK MANAGEMENT

Liquidity risk refers to the risk of being unable to meet potential cash outflows promptly and cost-effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding and committed alternate sources of funding, and we maintain and periodically review a contingency funding plan to be implemented in the event of any form of market disruption. Additionally, we target our debt issuance strategy to achieve a maturity pattern designed to reduce refinancing risk. The primary funding sources are commercial paper (US, Canada and Australia), long-term debt (US and International) and asset-backed securities (US and Canada). Additional sources of liquidity are loan and lease payments from customers, whole-loan asset sales and loan syndications.

Outstanding commercial paper totaled $5.1 billion at June 30, 2006, compared with $5.2 billion at December 31, 2005. Our targeted US program size remains at $5.0 billion in addition to programs targeted to aggregate $500 million in Canada and Australia. Our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper. We have aggregate bank facilities of $6.3 billion in multi-year facilities. We also maintain committed bank lines of credit to provide backstop support of commercial paper borrowings and local bank lines to support our international operations.

During the current quarter, we grew deposits at CIT Bank, a Utah industrial bank, by approximately $700 million to almost $1.4 billion. This action represents further execution on our liquidity risk management plan to broaden our funding sources and decrease our reliance on capital markets. Our plan is to fund a portion of the Bank’s assets, which include a portion of the home lending and student lending portfolios, with Bank deposits, with a targeted outstanding deposit base of $2.0 billion by the end of 2006. Our longer-term goal is to have 10% of our total funding base from Bank deposits.

We maintain registration statements with the Securities and Exchange Commission (SEC) covering debt securities that we may sell in the future. During the quarter, we filed a new shelf registration statement for up to Euros 3 billion of debt funding that became effective. At June 30, 2006, we had $10.5 billion and Euros 2.5 billion of registered, but unissued, debt securities available under existing shelf registration statements, under which we may issue debt securities and other capital market securities. Term-debt issued during second quarter 2006 totaled $4.8 billion: $3.5 billion in variable-rate medium-term notes and $1.3 billion in fixed-rate notes. Consistent with our strategy of managing debt refinancing risk, the weighted average maturity of term-debt issued in 2006 was approximately five years. Included with the fixed rate notes are issuances under a retail note program in which we offer fixed-rate senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During the quarter, we issued $92 million under this program having maturities of between 2 and 10 years. As part of our strategy to further diversify our funding sources, $0.6 billion of foreign currency denominated debt was issued during the June 2006 quarter. We plan on continuing to utilize diversified sources of debt funding to meet our strategic global growth initiatives.

To further strengthen our funding capabilities, we maintain committed asset-backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home lending receivables and trade accounts receivable. While these are predominately in the US, we also maintain facilities for

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49

Canadian domiciled assets. As of June 30, 2006, we had approximately $5.7 billion of availability in our committed asset-backed facilities and $4.0 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability as outlined in the following table:

Liquidity Measurement	Current Target	June 30, 2006	December 31, 2005
Commercial paper to total debt	Maximum of 15%	10%	11%
Short-term debt to total debt	Maximum of 35%	23%	29%
Bank lines to commercial paper	Minimum of 100%	134%	131%
Aggregate alternate liquidity* to short-term debt	Minimum of 100%	132%	110%
*	Aggregate alternate liquidity includes available bank facilities, asset-backed facilities and cash.

Our credit ratings are an important factor in meeting our earnings and net finance revenue targets as better ratings generally correlate to lower cost of funds (see Net Finance Revenue, interest expense discussion). The following credit ratings have been in place since September 30, 2002 with the exception of the “positive” outlooks which were upgraded from “stable” in 2006:

	Short-Term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Positive
Fitch	F1	A	Stable
DBRS	R-1L	A	Positive

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

50	CIT GROUP INC

The following tables summarize significant contractual payments and projected cash collections, and contractual commitments at June 30, 2006:

Payments and Collections by Twelve Month Period Ending June 30, (dollars in millions)(3)

	Total	2007	2008	2009	2010	2011+
Commercial Paper	$ 5,113.1	$ 5,113.1	$ –	$ –	$ –	$ –
Deposits	1,395.1	393.6	621.7	240.1	73.1	66.6
Variable-rate senior unsecured notes	17,809.7	3,860.8	7,450.7	3,962.0	142.6	2,393.6
Fixed-rate senior unsecured notes	24,360.9	2,227.7	3,052.8	2,489.4	1,613.7	14,977.3
Non-recourse, secured borrowings	3,305.4	–	–	–	–	3,305.4
Preferred capital security	251.2	–	–	–	–	251.2
Lease rental expense	392.6	52.4	48.4	38.8	26.8	226.2

Total contractual payments	52,628.0	11,647.6	11,173.6	6,730.3	1,856.2	21,220.3

Finance receivables (1)	49,306.1	12,252.4	5,315.9	3,848.1	2,887.8	25,001.9
Operating lease rental income	4,696.7	1,285.5	1,157.2	853.4	580.2	820.4
Finance receivables held for sale (2)	1,340.6	1,340.6	–	–	–	–
Cash – current balance	2,453.3	2,453.3	–	–	–	–
Retained interest in securitizations and other investments	1,128.1	625.3	231.3	126.9	38.3	106.3

Total projected cash collections	58,924.8	17,957.1	6,704.4	4,828.4	3,506.3	25,928.6

Net projected cash collections (payments)	$ 6,296.8	$ 6,309.5	$(4,469.2)	$(1,901.9)	$1,650.1	$ 4,708.3

(1)	Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.
(2)	Based upon contractual cash flows; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.
(3)	Based upon management’s intent to sell rather than contractual maturities of underlying assets.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51

Commitment Expiration by June 30,

	Total	2007	2008	2009	2010	2011+
Credit extensions	$ 9,775.9	$1,286.8	$1,193.4	$1,156.3	$1,361.0	$4,778.4
Aircraft purchases	3,335.0	967.0	1,501.0	307.0	–	560.0
Letters of credit	1,157.4	1,086.5	14.4	14.0	0.3	42.2
Sale-leaseback payments	653.9	53.1	48.3	48.3	48.2	456.0
Manufacturer purchase commitments	544.2	516.2	28.0	–	–	–
Guarantees and acceptances	174.9	160.4	13.2	1.3	–	–

Total contractual commitments	$15,641.3	$4,070.0	$2,798.3	$1,526.9	$1,409.5	$5,836.6

During the quarter ended June 30, 2006, we ordered five A330 aircraft, at an estimated purchase price of approximately $0.5 billion, from Airbus Industrie for delivery in 2007 and 2008. In July 2006, we also exercised options under existing agreements to purchase an additional four A320 family single-aisle aircraft. We are evaluating further additional orders of commercial aircraft, as returns and demand continue to improve in this sector. During the quarter we also completed a 25 year sale-leaseback transaction related to 896 rail cars to improve our return and under which CIT is obligated to make total payments of approximately $92 million.

INTERNAL CONTROLS

The Internal Controls Committee is responsible for monitoring and improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“SARBOX”). The committee, which is chaired by the Controller, includes the Vice Chairman and Chief Financial Officer, the Director of Internal Audit and other senior executives in finance, legal, risk management and information technology.

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

Securitized Assets (dollars in millions)

	June 30, 2006	December 31, 2005
Securitized Assets:
Vendor Finance	$3,840.8	$3,921.6
Consumer (Home Lending)	723.8	838.8
Corporate Finance	2,121.3	2,525.3

Total securitized assets	$6,685.9	$7,285.7

Securitized assets as a %
of managed assets	9.8%	11.6%

	Quarters Ended June 30,		Six Months Ended June 30,
Volume Securitized:	2006	2005	2006	2005
Vendor Finance	$774.2	$ 787.2	$1,640.2	$1,462.3
Corporate Finance	82.6	265.5	163.2	519.4

Total volume securitized	$856.8	$1,052.7	$1,803.4	$1,981.7

52	CIT GROUP INC

Under our typical asset-backed securitization, we sell a “pool” of secured loans or leases to a special-purpose entity (SPE), typically a trust. SPEs are used to achieve “true sale” requirements for these transactions in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The SPE, in turn, issues certificates and/or notes that are collateralized by the pool and entitle the holders thereof to participate in certain pool cash flows.

Accordingly, CIT has no legal obligations to repay the securities in the event of a default by the SPE. CIT retains the servicing rights of the securitized contracts, for which we earn a servicing fee. We also participate in certain “residual” cash flows (cash flows after payment of principal and interest to certificate and/or note holders, servicing fees and other credit-related disbursements). At the date of securitization, we estimate the “residual” cash flows to be received over the life of the securitization, record the present value of these cash flows as a retained interest in the securitization (retained interests can include bonds issued by the SPE, cash reserve accounts on deposit in the SPE or interest only receivables) and typically recognize a gain. Assets securitized are shown in our managed assets and our capitalization ratios on a managed basis.

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

Our retained interests had a carrying value at June 30, 2006 of $1.0 billion. Retained interests are subject to credit and prepayment risk. As of June 30, 2006, approximately 50% of our outstanding securitization pool balances are in conduit structures. Securitized assets are subject to the same credit granting and monitoring processes which are described in the “Credit Risk Management” section.

The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2006 were as follows:

	Commercial Equipment
	Vendor Finance	Corporate Finance
Weighted average prepayment speed	28.93%	9.61%
Weighted average expected credit losses	0.27%	0.55%
Weighted average discount rate	8.63%	9.00%
Weighted average life (in years)	1.31	2.31

The key assumptions used in measuring the fair value of retained interests in securitized assets at June 30, 2006 were as follows:

	Commercial Equipment		Home Lending and Manufactured Housing	Recreational Vehicles and Boats
	Vendor Finance	Corporate Finance
Weighted average prepayment speed	31.67%	11.54%	28.70%	21.53%
Weighted average expected credit losses	0.70%	1.23%	1.63%	0.63%
Weighted average discount rate	8.24%	9.22%	13.00%	15.00%
Weighted average life (in years)	1.15	1.49	2.75	2.55

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53

Joint Venture Activities

We utilize joint ventures organized through distinct legal entities to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. The vendor partner and CIT jointly own these distinct legal entities, and there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See disclosure in Note 9 – Certain Relationships and Related Transactions.

CAPITALIZATION

Capital Structure (dollars in millions)

	June 30, 2006	December 31, 2005
Commercial paper, deposits, term debt and secured borrowings	$ 51,984.2	$ 47,612.5

Total common stockholders’ equity(1)	6,799.0	6,418.1
Preferred stock	500.0	500.0

Stockholders’ equity (1)	7,299.0	6,918.1
Preferred capital securities	251.2	252.0

Total capital	7,550.2	7,170.1
Goodwill and other intangible assets	(1,033.6)	(1,011.5)

Total tangible stockholders’ equity and preferred capital securities	6,516.6	6,158.6

Total tangible capitalization	$ 58,500.8	$ 53,771.1

Tangible stockholders’ equity (1) and Preferred Capital Securities to managed assets	9.59%	9.80%
(1)	Stockholders’ equity excludes the impact of the changes in fair values of derivatives qualifying as cash flow hedges and certain unrealized gains or losses on retained interests and investments, as these amounts are not necessarily indicative of amounts that will be realized. See “Non-GAAP Financial Measurements.”

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

54	CIT GROUP INC

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA, along with other selected financial data:

(dollars in millions)

	Six Months Ended June 30,
	2006	2005
Finance revenue	9.79%	9.28%
Interest expense	4.67%	3.74%

Net finance revenue	5.12%	5.54%
Depreciation on operating lease equipment	1.85%	2.09%

Net finance revenue after depreciation on operating lease equipment	3.27%	3.45%
Provision for credit losses	0.30%	0.40%

Finance revenue, net of interest expense, depreciation and credit provision	2.97%	3.05%
Other revenue	2.06%	2.65%

Total revenue, net of interest expense, depreciation and credit provision	5.03%	5.70%
Salaries and general operating expenses	2.45%	2.32%
Restructuring charges	0.04%	0.11%

Income before provision for income taxes	2.54%	3.27%
Provision for income taxes	(0.78)%	(1.18)%
Minority interest, after tax	–	(0.01)%

Net income before preferred stock dividends	1.76%	2.08%
Preferred stock dividends	(0.05)%	–

Net income available to common stockholders	1.71%	2.08%

Average Earning Assets	$ 54,616.9	$ 45,869.5

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	55

Non-GAAP Reconciliations (dollars in millions)

	June 30, 2006	December 31, 2005
Managed assets(1):
Finance receivables	$ 49,306.1	$ 44,294.5
Operating lease equipment, net	10,583.6	9,635.7
Finance receivables held for sale	1,340.6	1,620.3
Equity and venture capital investments (included in other assets)	27.8	30.2

Total financing and leasing portfolio assets	61,258.1	55,580.7
Securitized assets	6,685.9	7,285.7

Managed assets	$ 67,944.0	$ 62,866.4

Earning assets(2):
Total financing and leasing portfolio assets	$ 61,258.1	$ 55,580.7
Credit balances of factoring clients	(3,702.8)	(4,187.8)

Earning assets	$ 57,555.3	$ 51,392.9

Tangible equity(3):
Total equity	$ 6,910.9	$ 6,462.7
Other comprehensive income relating to derivative financial instruments	(99.9)	(27.6)
Unrealized gain on securitization investments	(12.0)	(17.0)
Goodwill and intangible assets	(1,033.6)	(1,011.5)

Tangible common equity	5,765.4	5,406.6
Preferred stock	500.0	500.0
Preferred capital securities	251.2	252.0

Tangible equity	$ 6,516.6	$ 6,158.6

Debt, net of overnight deposits(4):
Total debt	$ 52,235.4	$ 47,864.5
Overnight deposits	(1,439.2)	(2,703.1)
Preferred capital securities	(251.2)	(252.0)

Debt, net of overnight deposits	$ 50,545.0	$ 44,909.4

Net income, excluding certain items(5):
Six Months Ended June 30,	2006	2005
Net income	$465.7	$476.7
Gains related to certain derivative contracts	–	(45.4)
Employee stock option expense	10.4	–

Net income - adjusted	$476.1	$431.3

(1)	Managed assets are utilized in certain credit and expense ratios. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.
(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.
(3)	Total tangible stockholders’ equity is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive income/losses and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.
(4)	Debt, net of overnight deposits is utilized in certain leverage ratios. Overnight deposits are excluded from these calculations, as these amounts are retained by the Company to repay debt. Overnight deposits are reflected in both debt and cash and cash equivalents.
(5)	Net Income as adjusted is developed to present results on a comparable basis to enable analysis of past performance.

56	CIT GROUP INC

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the US Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “expect,” “estimate,” “plan,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

•	our liquidity risk management,
•	our credit risk management,
•	our asset/liability risk management,
•	our funding, borrowing costs and net finance revenue,
•	our capital, leverage and credit ratings,
•	our operational risks, including success of build-out initiatives
•	legal risks,
•	our growth rates,
•	our commitments to extend credit or purchase equipment, and
•	how we may be affected by legal proceedings.

All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

•	risks of economic slowdown, downturn or recession,
•	industry cycles and trends,
•	demographic trends,
•	risks inherent in changes in market interest rates and quality spreads,
•	funding opportunities and borrowing costs,
•	changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets,
•	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,
•	adequacy of reserves for credit losses,
•	risks associated with the value and recoverability of leased equipment and lease residual values,
•	changes in laws or regulations governing our business and operations,
•	changes in competitive factors, and
•	future acquisitions and dispositions of businesses or asset portfolios.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	57

Part II. Other Information

ITEM 1. Legal Proceedings

NorVergence Related Litigation

On September 9, 2004, Exquisite Caterers Inc., et al. v. Popular Leasing Inc., et al. (“Exquisite Caterers”), a putative national class action, was filed in the Superior Court of New Jersey against 13 financial institutions, including CIT, which had acquired equipment leases (“NorVergence Leases”) from NorVergence, Inc., a reseller of telecommunications and Internet services to businesses. The complaint alleged that NorVergence misrepresented the capabilities of the equipment leased to its customers and overcharged for the equipment, and that the NorVergence Leases are unenforceable. Plaintiffs sought rescission, punitive damages, treble damages and attorneys’ fees. In addition, putative class action suits in Illinois and Texas, based upon the same core allegations and seeking the same relief, were filed by NorVergence customers against CIT and other financial institutions. The parties in Exquisite Caterers reached a settlement, which was approved by the Court on June 30, 2006 (the “Class Settlement”). Pursuant to the Class Settlement, the Court certified a national class, and class members will receive the same settlement that CIT made with the Attorney General in their state, as referenced below, plus an extra 2% discount if the settling plaintiff makes all payments due under the Class Settlement. Only 22, or approximately 5%, of the national class plaintiffs opted out of the Class Settlement. The putative class action commenced in Texas will be dismissed as part of the Class Settlement. The putative class action in Illinois will not be dismissed in connection with the Class Settlement, but has only 2 plaintiffs remaining.

Beginning in August 2004, the Attorneys General of several states commenced investigations of NorVergence and the financial institutions that purchased NorVergence Leases, including CIT. CIT has entered into settlement agreements with the Attorneys General in each of these states, except for Texas. Under those settlements, lessees in those states have had an opportunity to resolve all claims by and against CIT by paying a percentage of the remaining balance on their leases. CIT also has produced documents for transactions related to NorVergence at the request of the Federal Trade Commission (“FTC”) and pursuant to a subpoena in a grand jury proceeding being conducted by the US Attorney for the Southern District of New York in connection with an investigation of transactions related to NorVergence.

On July 14, 2004, the US Bankruptcy Court ordered the liquidation of NorVergence under Chapter 7 of the Bankruptcy Code. On July 14, 2006, the trustee appointed in NorVergence’s bankruptcy case filed a complaint against 44 defendants, including insiders of NorVergence and financing companies, including CIT. Pursuant to the complaint, among other things, the trustee alleges that the defendants committed fraud or aided and abetted NorVergence in the commission of fraud. CIT denies the allegations contained in the complaint and this litigation is not expected to have a material adverse financial effect on the Company’s financial statements.

Other Litigation

In addition, there are various legal proceedings that have been brought against CIT in the ordinary course of business. While the outcomes of the NorVergence related litigation and the ordinary course legal proceedings, and the related activities, are not certain, based on present assessments, management does not believe that they will have a material adverse financial effect on the Company’s financial statements.

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

58	CIT GROUP INC

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the repurchase activity of CIT common stock under existing, approved share repurchase programs during the June 30, 2006 quarter:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Balance at March 31, 2006	12,685,330	$46.08		4,406,997

April 1 - 30, 2006	542,200	$54.26	542,200	3,864,797
May 1 - 31, 2006	638,400	$53.38	638,400	3,226,397
June 1 - 30, 2006	609,300	$51.44	609,300	2,617,097

Total Purchases	1,789,900

Reissuances(1)	(549,751)

Balance at June 30, 2006	13,925,479

(1)	Includes the issuance of shares of our common stock upon exercise of stock options and the vesting of restricted stock.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 9, 2006. The following table sets forth the names of the individuals, comprising all of the directors of CIT, who were elected to the Board of Directors, to serve until the next annual meeting of stockholders, or until a successor is duly elected and qualified, together with the number of votes cast for each director. Also set forth are descriptions of and votes cast for each of the other proposals presented to stockholders at the annual meeting.

Proposal No.	Description	Votes For	Votes Withheld	Votes Abstain	Broker Non-Votes
1	Election of Directors:
	GARY C. BUTLER	176,806,700	1,367,546	–	–
	WILLIAM M. FREEMAN	175,347,004	2,827,242	–	–
	HON. THOMAS H. KEAN	171,558,697	6,615,549	–	–
	MARIANNE MILLER PARRS	169,057,657	9,116,589	–	–
	JEFFREY M. PEEK	171,146,048	7,028,198	–	–
	TIMOTHY M. RING	175,380,422	2,793,824	–	–
	JOHN R. RYAN	176,801,020	1,373,226	–	–
	SEYMOUR STERNBERG	175,543,580	2,630,666	–	–
	PETER J. TOBIN	168,008,105	10,166,141	–	–
	LOIS M. VAN DEUSEN	176,804,169	1,370,077	–	–
2	Ratification of Independent Accountants	167,870,923	8,909,002	1,394,321	–
3	Approval of Long-term Incentive Plan	135,384,044	29,898,924	2,169,508	10,721,770
4	Approval of Executive Incentive Plan	160,746,294	15,231,179	2,196,773	–

59

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a) Exhibits

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.3	Certificate of Designations relating to the Company’s 6.350% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

3.4	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

4.1	Indenture dated as of August 26, 2002 by and among CIT Group Inc., Bank One Trust Company, N.A., as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

4.2	Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (incorporated by reference to Exhibit 4.4 to Form S-3/A filed by CIT on October 28, 2004).

4.3	Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, NA for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form S-3 filed by CIT on January 20, 2006).

4.4	Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, NA for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.4 to Form S-3 filed by CIT on January 20, 2006).

4.5	Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, NA and JPMorgan Chase Bank, NA, London branch for the issuance of senior notes.

4.6	Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, NA and JPMorgan Chase Bank, NA, London branch for the issuance of subordinated notes.

4.7	Certain instruments defining the rights of holders of CIT’s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

12.1	CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

31.1	Certification of Jeffrey M. Peek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Leone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

60	CIT GROUP INC

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

August 7, 2006

61