Form 10-Q
period 2006-09-30
CIT GROUP INC
filed 2006-11-06
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006	or	|_ |	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

505 Fifth Avenue, New York, New York (Address of Registrant’s principal executive offices)	10017 (Zip Code)

(212) 771-0505 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |   |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer |X| Accelerated filer |   | Non-accelerated filer |   |.

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Yes |   | No |X|

As of October 27, 2006, there were 198,298,765 shares of the registrant’s common stock outstanding.

Table of Contents	1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except per share data)

	September 30, 2006	December 31, 2005
Assets
Financing and leasing assets:
Finance receivables, including pledged of $5,235.4 and $3,963.8	$53,161.0	$44,294.5
Reserve for credit losses	(658.8)	(621.7)

Net finance receivables	52,502.2	43,672.8
Operating lease equipment, net	10,472.5	9,635.7
Financing and leasing assets held for sale	1,768.5	1,620.3
Cash and cash equivalents, including $53.6 and $311.1 restricted	3,344.3	3,658.6
Retained interests in securitizations and other investments	1,146.1	1,152.7
Goodwill and intangible assets, net	1,028.0	1,011.5
Other assets	2,928.0	2,635.0

Total Assets	$73,189.6	$63,386.6

Liabilities and Stockholders’ Equity
Debt:
Commercial paper	$4,662.5	$5,225.0
Deposits	2,210.3	261.9
Variable-rate senior unsecured notes	18,376.0	15,485.1
Fixed-rate senior unsecured notes	26,802.1	22,591.7
Non-recourse, secured borrowings	4,463.4	4,048.8
Preferred capital securities	250.7	252.0

Total debt	56,765.0	47,864.5
Credit balances of factoring clients	4,318.7	4,187.8
Accrued liabilities and payables	4,508.3	4,321.8

Total Liabilities	65,592.0	56,374.1
Commitments and contingencies (Note 11)
Minority interest	38.4	49.8
Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized, issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	350.0
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	150.0
Common stock: $0.01 par value, 600,000,000 authorized,
Issued: 213,558,582 and 212,315,498	2.1	2.1
Outstanding: 198,479,788 and 199,110,141
Paid-in capital, net of deferred compensation of $85.0 and $49.5	10,656.4	10,632.9
Accumulated deficit	(3,057.2)	(3,691.4)
Accumulated other comprehensive income	165.5	115.2
Less: treasury stock, 15,078,794 and 13,205,357 shares, at cost	(707.6)	(596.1)

Total Common Stockholders’ Equity	7,059.2	6,462.7

Total Stockholders’ Equity	7,559.2	6,962.7

Total Liabilities and Stockholders’ Equity	$73,189.6	$63,386.6

See Notes to Consolidated Financial Statements.

2	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions — except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Finance revenue	$ 1,471.5	$ 1,153.7	$ 4,145.4	$ 3,282.4
Interest expense	768.8	495.4	2,044.8	1,354.7

Net finance revenue	702.7	658.3	2,100.6	1,927.7
Depreciation on operating lease equipment	256.5	242.6	762.1	721.4

Net finance revenue after depreciation on operating lease equipment	446.2	415.7	1,338.5	1,206.3
Provision for credit losses	72.5	69.9	154.0	162.4

Finance revenue, net of interest expense, depreciation and credit provision	373.7	345.8	1,184.5	1,043.9
Other revenue	324.7	239.5	888.3	848.6

Total revenue, net of interest expense, depreciation and credit provision	698.4	585.3	2,072.8	1,892.5
Salaries and general operating expenses	351.7	281.1	1,019.6	813.9
Provision for restructuring	8.5	—	19.6	25.2

Income before provision for income taxes	338.2	304.2	1,033.6	1,053.4
Provision for income taxes	(39.7)	(86.8)	(252.9)	(357.3)
Minority interest, after tax	(0.2)	(0.8)	(1.5)	(2.8)

Net income before preferred stock dividends	298.3	216.6	779.2	693.3
Preferred stock dividends	(7.5)	(5.2)	(22.7)	(5.2)

Net income available to common stockholders	$ 290.8	$ 211.4	$ 756.5	$ 688.1

Per common share data
Basic earnings per share	$ 1.46	$ 1.04	$ 3.80	$ 3.31
Diluted earnings per share	$ 1.44	$ 1.02	$ 3.72	$ 3.24
Number of shares — basic (thousands)	198,724	203,103	199,113	208,088
Number of shares — diluted (thousands)	202,151	207,952	203,498	212,580
Dividends per common share	$ 0.20	$ 0.16	$ 0.60	$ 0.45

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial Statements	3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2005	$500.0	$2.1	$10,632.9	$(3,691.4)	$115.2	$(596.1)	$ 6,962.7
Net income before preferred stock dividends				779.2			779.2
Foreign currency translation adjustments					49.8		49.8
Change in fair values of derivatives qualifying as cash flow hedges					2.5		2.5
Unrealized loss on equity and securitization investments					(2.0)		(2.0)

Total comprehensive income							829.5

Cash dividends — common				(122.3)			(122.3)
Cash dividends — preferred				(22.7)			(22.7)
Restricted stock expense			34.2				34.2
Stock option expense			24.7				24.7
Treasury stock purchased, at cost						(243.3)	(243.3)
Exercise of stock option awards, including tax benefits			(35.4)			128.9	93.5
Employee stock purchase plan participation						2.9	2.9

September 30, 2006	$500.0	$2.1	$10,656.4	$(3,057.2)	$165.5	$(707.6)	$ 7,559.2

See Notes to Consolidated Financial Statements.

4	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operations
Net income before preferred stock dividends	$ 779.2	$ 693.3
Adjustments to reconcile net income to net cash flows from operations:
Depreciation, amortization and accretion	815.5	698.2
Provision for credit losses	154.0	162.4
Provision for deferred federal income taxes	37.0	265.3
Share-based compensation amortization	58.6	32.7
Gains on equipment, receivable and investment sales	(234.6)	(125.7)
Increase/(decrease) in finance receivables held for sale	(37.4)	93.0
Increase/(decrease) in other assets	(200.0)	27.7
(Decrease)/increase in accrued liabilities and payables	(223.7)	383.4

Net cash flows provided by operations	1,148.6	2,230.3

Cash Flows From Investing Activities
Finance receivables extended and purchased	(59,151.9)	(45,043.5)
Principal collections of finance receivables and investments	46,079.4	38,653.1
Proceeds from asset and receivable sales	6,115.4	4,214.4
Purchases of assets to be leased and other equipment	(1,869.7)	(1,751.3)
Acquisitions, net of cash acquired	(122.3)	(315.1)
Goodwill and intangible assets acquired	(30.7)	(423.0)
Net increase in short-term factoring receivables	(584.0)	(481.3)

Net cash flows (used for) investing activities	(9,563.8)	(5,146.7)

Cash Flows From Financing Activities
Proceeds from the issuance of unsecured notes, deposits and non-recourse borrowings	18,566.5	9,581.4
Repayments of unsecured notes, deposits and non-recourse student lending borrowings	(9,292.3)	(7,818.5)
Net (decrease)/increase in commercial paper	(562.5)	974.2
Issuance of preferred stock	—	489.9
Treasury stock purchases	(243.3)	(708.5)
Treasury stock issuances	131.8	187.3
Net repayments of non-recourse leveraged lease debt	(141.1)	81.6
Cash dividends paid	(145.0)	(99.9)
Excess tax benefit related to share-based compensation	17.1	—
Other financing activity, net	27.2	(45.9)

Net cash flows provided by financing activities	8,358.4	2,641.6

Net decrease in cash and cash equivalents	(56.8)	(274.8)
Unrestricted cash and cash equivalents, beginning of period	3,347.5	2,210.2

Unrestricted cash and cash equivalents, end of period	$ 3,290.7	$ 1,935.4

Supplementary Cash Flow Disclosure
Interest paid	$ 1,617.3	$ 1,185.8
Federal, foreign, state and local income taxes paid, net	$ 111.3	$ 64.0

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial Statements	5

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These financial statements have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as updated on Form 8-K on May 31, 2006 for certain changes in segment reporting. Financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT’s financial position and results of operations.

In the Consolidated Statements of Cash Flows commencing in the second quarter of 2006, the Company included the extension, purchase, principal collection and sales cash flows related to student loans in “Finance receivables extended and purchased”, “Principal collections of finance receivables and investments” and “Proceeds from asset and receivable sales” in “Cash Flows From Investing Activities”. The presentation of the corresponding 2005 amounts, “Net loans extended — pledged in conjunction with secured borrowings”, which was previously presented in “Cash Flows From Financing Activities” ($1.1 billion of loans extended and purchased, reduced by $0.3 billion of principal collections), has been conformed to the 2006 presentation.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS 158, which requires the recognition of the funded status of defined post-retirement plans, is effective as of the first fiscal year that ends after December 15, 2006. The adoption of SFAS 158 is not expected to have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the effect of the standard.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “The Process of Quantifying Financial Statement Misstatements”. SAB 108 is effective as of the first fiscal year that ends after November 15, 2006. The adoption of SAB 108 is not expected to have a material effect on the Company’s financial statements.

In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities”. The FSP is effective as of the first fiscal year that begins after December 15, 2006. The adoption of this FSP is not expected to have a material effect on the Company’s financial statements.

In July 2006, the FASB issued FSP No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”. FSP 13-2 is effective as of the first fiscal year that begins after December 15, 2006. The adoption of FSP 13-2 is not expected to have a material effect on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48, which defines criterion for recognition and measurement of income tax benefits in a Company’s financial statements, is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect of the standard.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. SFAS 156 is effective as of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 156 is not expected to have a material effect on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The implementation of SFAS 155 is not expected to have a material effect on the Company’s financial statements.

NOTE 2 — STOCK-BASED COMPENSATION

Stock-based compensation is awarded to CIT employees and directors under the “Long-Term Equity Compensation Plan” as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

On January 1, 2006, the Company adopted the revision to SFAS No. 123, “Share-Based Payment” (“FAS 123R”), which requires the recognition of compensation expense for all stock-based compensation plans. As a result, salaries and general operating expenses for the quarter ended September 30, 2006 include $7.8 million of compensation expense related to employee stock option plans and employee stock purchase plans ($4.0 million after tax, $0.02 diluted EPS). Salaries and general operating expenses for the nine months ended September 30, 2006 include $24.7 million of compensation expense related to employee stock option plans and employee stock purchase plans ($14.4 million after tax, $0.07 diluted EPS). Compensation expense is recognized over the vesting period (requisite service period), generally three years, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. The compensation expense assumes a 2% forfeiture rate.

The Company utilized the modified prospective transition method in the adoption of FAS 123R and therefore: (1) the current quarter expense applies to 2006 awards and the unvested awards as of December 31, 2005, and (2) the comparable compensation expense for the quarter and nine months ended September 30,

6	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005 is presented on a proforma basis in the table below as if CIT had accounted for employee stock option plans and employee stock purchase plans under the fair value method of FAS 123R:

(dollars in millions except per share data)

	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income available for common shareholders as reported	$ 211.4	$ 688.1
Stock-based compensation expense — fair value method, after tax	(4.7)	(14.6)

Proforma net income	$ 206.7	$ 673.5

Basic earnings per share as reported	$ 1.04	$ 3.31
Basic earnings per share proforma	$ 1.02	$ 3.24
Diluted earnings per share as reported	$ 1.02	$ 3.24
Diluted earnings per share proforma	$ 0.99	$ 3.17

The estimated fair value for the 1,867,358 options awarded in 2006 was $20.9 million ($11.20 per option), based on the Black Scholes valuation model. The assumptions underlying these awards are presented in the following table on a weighted-average basis:

	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006
Share price	$47.28	$49.44
Exercise price	$47.28	$49.44
Expected term (years)	4.16	4.16
Volatility	26.18%	24.73%
Dividend yield	1.69%	1.62%
Risk-free interest rate	5.04%	4.72%

For employees other than 16(b) officers (selected senior executives), the expected term is equal to the vesting period of the options plus two years. For 16(b) officers, the expected life calculation is calculated using the safe harbor methodology. Under the safe harbor methodology, for each tranche, the expected life is equal to the average of the vesting period and the full term. The volatility assumption is equal to the median volatility of a peer group using weekly closing prices for the historical period commensurate with the expected term, averaged with the implied volatility for CIT’s publicly traded options. The dividend yield reflects the Company’s current dividend yield. The risk free interest rate reflects the implied yield available on U.S. Treasury zero-coupon issues (as of the grant date for each grant) with a remaining term equal to the expected term of the options.

Additional information regarding employee stock options as of, and for the nine months ended September 30, 2006 is presented in the table that follows:

All Options (dollars in millions, except per option data)

	Options	Weighted Average Price Per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	17,470,879	$37.80	6.99
Granted	1,867,358	$49.44	6.41
Exercised	(3,175,966)	$27.34
Forfeited	(263,207)	$46.03

Outstanding at end of period	15,899,064	$41.12	6.07	$119.9

Options exercisable at end of period	10,354,825	$39.88	5.21	$ 90.6

The unrecognized pretax compensation cost related to employee stock options was $25.5 million at September 30, 2006, which is expected to be recognized in earnings over a weighted-average period of 0.9 years. The total intrinsic value (in-the-money value to employees), before taxes, related to options exercised during the nine months ended September 30, 2006 was $75.8 million and the related cash received by the Company was $86.2 million. The Company’s tax benefit related to these employee gains was $17.1 million.

The Company regularly purchases shares in the open market as part of publicly announced plans and generally issues shares out of treasury upon exercise of stock options. The issuance of shares can be from treasury, or from authorized but unissued shares or a combination thereof. We expect to purchase/issue between 2.4 and 5.0 million shares in the following annual period in conjunction with option exercises.

Net income for the quarters ended September 30, 2006 and 2005 as reported also included $6.0 million and $5.9 million of after-tax compensation cost related to restricted stock and performance share awards, while the costs for the nine month periods were $19.9 million and $20.0 million respectively. Additional information regarding restricted stock and performance share programs as of, and for the nine months ended September 30, 2006 is presented in the table that follows:

Item 1: Consolidated Financial Statements	7

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock/Performance Shares

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	3,154,292	$35.05
Granted	1,041,532	$52.24
Vested	(1,250,688)	$29.36
Forfeited	(248,321)	$41.42

Outstanding at end of period	2,696,815	$43.74

NOTE 3 — EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that do not have a dilutive effect are not included in the denominator and averaged approximately 14.2 million shares and 15.9 million shares for the quarters ended September 30, 2006 and 2005 and 13.9 million shares and 16.3 million shares for the nine months ended September 30, 2006 and 2005, respectively.

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

(dollars in millions, except per common share amounts, which are in whole dollars; weighted-average common share balances are in thousands)

	Quarter Ended September 30, 2006			Quarter Ended September 30, 2005
	Net Income	Common Shares	Per Share Amount	Net Income	Common Shares	Per Share Amount
Basic EPS	$290.8	198,724	$1.46	$211.4	203,103	$1.04
Effect of dilutive securities:
Restricted shares		412			960
Performance shares		1,239			893
Stock options		1,776			2,996

Diluted EPS	$290.8	202,151	$1.44	$211.4	207,952	$1.02

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Net Income	Common Shares	Per Share Amount	Net Income	Common Shares	Per Share Amount
Basic EPS	$756.5	199,113	$3.80	$688.1	208,088	$3.31
Effect of dilutive securities:
Restricted shares		872			909
Performance shares		1,176			656
Stock options		2,337			2,927

Diluted EPS	$756.5	203,498	$3.72	$688.1	212,580	$3.24

NOTE 4 — BUSINESS SEGMENT INFORMATION

Effective January 1, 2006, segment reporting was modified in conjunction with certain business realignment initiatives. We made name changes to clarify the market focus of our segments: (a) Specialty Finance - Commercial was renamed Vendor Finance, (b) Specialty Finance — Consumer was renamed Consumer & Small Business Lending, (c) Commercial Services was renamed Trade Finance, and (d) Capital Finance was renamed Transportation Finance. The Small Business Lending unit was transferred from Vendor Finance to Consumer & Small Business Lending, reflecting commonalities with our home lending and student loan businesses. Consistent with our strategic focus on industry alignment, the former Equipment Finance segment has been consolidated into our Corporate Finance segment, and a $350 million diversified industry portfolio within the former Equipment Finance segment was transferred to Vendor Finance. This combination will allow us to provide corporate clients access to the full complement of CIT’s products and services.

Prior periods have been conformed to the current format, except for the above-mentioned diversified industry portfolio transfer, as it was determined to be impracticable to do so in accordance with SFAS 131.

8	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The presentation of segment results that follows, which is consistent with the Company’s internal management reporting, reflects certain expenses that are not allocated to the operating segments. These unallocated expenses, which are reported in Corporate and Other, consist primarily of the following: (1) the difference between the CIT consolidated provision for credit losses and actual charge-offs, as the segment results generally include only net charge-offs; (2) equity-based compensation, including expenses relating to restricted stock awards, performance-based restricted stock awards and stock options; and (3) a portion of the total funding costs, as the segment interest expense is based upon matched funding of assets and liabilities from an interest rate and maturity perspective, with the difference between the combined segment interest expense and the CIT consolidated interest expense reflected in Corporate and Other. The individual segment results are based on different leverage ratios and do not include the unallocated corporate expenses. Therefore, the segment operating results should be evaluated in this context.

(dollars in millions)

	Vendor Finance	Consumer & Small Business Lending	Corporate Finance	Transportation Finance	Trade Finance	Total Segments	Corporate and Other	Consolidated
For the Quarter Ended September 30, 2006
Net finance revenue	$ 261.0	$ 86.1	$ 143.5	$ 172.7	$ 39.8	$ 703.1	$ (0.4)	$ 702.7
Depreciation on operating lease equipment	136.1	—	7.5	112.9	—	256.5	—	256.5
Provision for credit losses	14.6	20.2	1.4	—	16.3	52.5	20.0	72.5
Other revenue	96.7	58.6	96.4	2.0	77.3	331.0	(6.3)	324.7
Total revenue, net of interest
expense, depreciation and credit provision	207.0	124.5	231.0	61.8	100.8	725.1	(26.7)	698.4
Provision for income taxes	(50.3)	(28.9)	(53.6)	60.8	(25.9)	(97.9)	58.2	(39.7)
Net income (loss) available/ attributable to common stockholders
	66.1	48.3	93.3	100.6	42.6	350.9	(60.1)	290.8
For the Quarter Ended September 30, 2005
Net finance revenue	$ 282.1	$ 64.2	$ 116.1	$ 152.1	$ 37.0	$ 651.5	$ 6.8	$ 658.3
Depreciation on operating lease equipment	143.0	—	9.6	90.0	—	242.6	—	242.6
Provision for credit losses	17.6	15.3	0.2	2.3	6.3	41.7	28.2	69.9
Other revenue	48.9	39.5	56.4	(75.4)	76.0	145.4	94.1	239.5
Total revenue, net of interest expense, depreciation and credit provision	170.4	88.4	162.7	(15.6)	106.7	512.6	72.7	585.3
Provision for income taxes	(32.0)	(16.1)	(41.9)	44.6	(29.3)	(74.7)	(12.1)	(86.8)
Net income available to common stockholders	59.5	25.4	68.3	5.8	48.4	207.4	4.0	211.4
At and for the Nine Months Ended September 30, 2006
Net finance revenue	$ 791.9	$ 251.5	$ 412.4	$ 531.8	$ 114.0	$ 2,101.6	$ (1.0)	$ 2,100.6
Depreciation on operating lease equipment	410.0	—	24.0	328.1	—	762.1	—	762.1
Provision for credit losses	43.2	53.1	(3.9)	1.4	28.0	121.8	32.2	154.0
Other revenue	280.3	140.1	214.8	41.2	216.7	893.1	(4.8)	888.3
Total revenue, net of interest expense, depreciation and credit provision	619.0	338.5	607.1	243.5	302.7	2,110.8	(38.0)	2,072.8
Provision for income taxes	(137.3)	(66.2)	(136.9)	49.9	(77.9)	(368.4)	115.5	(252.9)
Net income (loss) available/ attributable to common stockholders
	221.7	110.4	240.5	225.2	128.7	926.5	(170.0)	756.5
Total financing and leasing assets	8,806.0	19,745.9	18,366.8	11,026.4	7,484.9	65,430.0	—	65,430.0
Total managed assets	12,636.4	20,421.1	20,371.8	11,026.4	7,484.9	71,940.6	—	71,940.6
At and for the Nine Months Ended September 30, 2005
Net finance revenue	$ 838.2	$ 176.6	$ 355.3	$ 421.1	$ 98.7	$ 1,889.9	$ 37.8	$ 1,927.7
Depreciation on operating lease equipment	426.5	—	37.1	257.9	—	721.5	(0.1)	721.4
Provision for credit losses	49.7	44.8	21.2	2.7	18.4	136.8	25.6	162.4
Other revenue	192.9	111.4	190.0	(61.5)	212.4	645.2	203.4	848.6
Total revenue, net of interest
expense, depreciation and credit provision	554.9	243.2	487.0	99.0	292.7	1,676.8	215.7	1,892.5
Provision for income taxes	(114.3)	(47.9)	(127.3)	30.3	(77.7)	(336.9)	(20.4)	(357.3)
Net income available to common stockholders	193.7	73.2	208.9	71.3	128.3	675.4	12.7	688.1
Total financing and leasing assets	9,424.7	13,067.8	13,730.3	10,137.4	7,388.9	53,749.1	—	53,749.1
Total managed assets	13,420.9	13,979.2	16,362.1	10,137.4	7,388.9	61,288.5	—	61,288.5

Item 1: Consolidated Financial Statements	9

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — CONCENTRATIONS

The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets.

(dollars in millions)

	September 30, 2006		December 31, 2005
Geographic	Amount	Percent	Amount	Percent
Northeast	$12,907.7	19.7%	$10,544.8	19.0%
West	11,755.3	18.0%	10,445.8	18.8%
Midwest	11,148.5	17.0%	9,479.7	17.0%
Southeast	9,494.8	14.5%	7,749.5	13.9%
Southwest	6,452.9	9.9%	5,604.4	10.1%

Total U.S.	51,759.2	79.1%	43,824.2	78.8%
Canada	3,697.9	5.7%	3,384.7	6.1%
Other international	9,972.9	15.2%	8,371.8	15.1%

Total	$65,430.0	100.0%	$55,580.7	100.0%

	September 30, 2006		December 31, 2005
Industry	Amount	Percent	Amount	Percent
Consumer based lending — home mortgage	$10,072.4	15.4%	$ 8,335.7	15.0%
Manufacturing(1)(5)	8,090.4	12.4%	7,185.3	12.9%
Consumer based lending — student lending	7,994.4	12.2%	5,267.8	9.5%
Retail(2)	7,606.0	11.6%	6,426.9	11.6%
Commercial airlines (including regional airlines)	6,622.5	10.1%	6,322.3	11.4%
Service industries	3,842.5	5.9%	3,096.5	5.6%
Healthcare	2,880.0	4.4%	2,123.7	3.8%
Transportation(3)	2,825.7	4.3%	2,543.6	4.6%
Wholesaling	2,499.8	3.8%	1,878.7	3.4%
Consumer based lending — non-real estate(4)	1,561.9	2.4%	1,834.4	3.3%
Communications	1,289.2	2.0%	1,244.0	2.2%
Other (no industry greater than 2.0%)(5)	10,145.2	15.5%	9,321.8	16.7%

Total	$65,430.0	100.0%	$ 55,580.7	100.0%

(1)	Includes manufacturers of apparel (2.1%), followed by food and kindred products, steel and metal producers, transportation equipment, industrial machinery and equipment, textiles, electronic equipment, and other industries.
(2)	Includes retailers of apparel (4.8%) and general merchandise (4.0%).
(3)	Includes rail, bus, over-the-road trucking industries and business aircraft.
(4)	Includes receivables from consumers for products in various industries such as manufactured housing, recreational vehicles, marine and computers and related equipment.
(5)	Total exposure to manufacturers of automobile and related suppliers included in Manufacturing and Other was less than 1% of total financing and leasing assets at September 30, 2006.

10	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — RETAINED INTERESTS IN SECURITIZATIONS AND OTHER INVESTMENTS

The following table details the components of retained interests in securitizations and other investments.

(dollars in millions)

	September 30, 2006	December 31, 2005
Retained interests in commercial loans
Retained subordinated securities	$ 397.7	$ 426.8
Interest-only strips	402.8	387.2
Cash reserve accounts	305.0	276.8

Total retained interests in commercial loans	1,105.5	1,090.8

Retained interests in consumer loans:
Retained subordinated securities	36.7	45.6
Interest-only strips	3.9	—

Total retained interests in consumer loans	40.6	45.6

Total retained interests in securitizations	1,146.1	1,136.4
Aerospace equipment trust certificates and other	—	16.3

Total	$ 1,146.1	$ 1,152.7

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the components of accumulated other comprehensive income, net of tax.

(dollars in millions)

	September 30, 2006	December 31, 2005
Foreign currency translation adjustments	$ 123.3	$ 73.5
Changes in fair values of derivatives qualifying as cash flow hedges	30.1	27.6
Minimum pension liability adjustments	(3.2)	(3.2)
Unrealized gain on equity investments and securitization interests	15.3	17.3

Total accumulated other comprehensive income	$ 165.5	$ 115.2

The changes in fair values of derivatives qualifying as cash flow hedges related to variations in market interest rates during the nine months, as these derivatives hedge the interest rate variability associated with an equivalent amount of variable-rate debt, including commercial paper. See Note 8 for additional information. The change in foreign currency translation adjustments during the nine months reflects the strengthening of various foreign currencies during the period, particularly the Euro, the Canadian Dollar, and the British Pound, partially offset by corresponding hedging activity on an after tax basis.

Total comprehensive income for the quarters ended September 30, 2006 and 2005 was $240.9 million and $195.6 million and for the nine months ended September 30, 2006 and 2005 was $829.5 million and $701.1million, respectively.

The Company executes derivative transactions to hedge economic exposures. The majority of these transactions qualify for hedge accounting and are summarized in the tables in Note 8 immediately following.

Item 1: Consolidated Financial Statements	11

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged positions.

(dollars in millions)

September 30, 2006	December 31, 2005	Hedged Item	Hedge Classification
Variable-rate to fixed-rate swaps(1)
$ 2,843.5	$ 3,260.2	Cash flow variability related to forecasted commercial paper issuances	Cash flow
9,461.9	4,935.2	Cash flow variability associated with specific variable-rate debt	Cash flow

$12,305.4	$ 8,195.4	Total

Fixed-rate to variable-rate swaps(2)
$14,321.9	$10,320.1	Specific fixed-rate debt	Fair value

(1)	CIT pays a fixed rate of interest and receives a variable rate of interest. These swaps hedge the cash flow variability associated with forecasted commercial paper issuances and specific variable-rate debt.
(2)	CIT pays a variable rate of interest and receives a fixed rate of interest. These swaps hedge specific fixed-rate debt instruments.

In addition to the swaps in the table above, CIT had $1.8 billion in notional amount of interest rate swaps outstanding with securitization trusts at September 30, 2006 to protect the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $1.8 billion in notional amount at September 30, 2006 to insulate the Company from the related interest rate risk.

The following table presents the notional principal amounts of cross-currency swaps by class and the corresponding hedged positions.

(dollars in millions)

September 30, 2006	December 31, 2005	Hedged Item	Hedge Classification	Description
$3,747.8	$2,623.0	Foreign denominated debt	Foreign currency fair value

CIT pays a U.S. variable rate of interest and receives a foreign variable rate of interest. These swaps hedge the fair value changes in foreign currency associated with specific foreign denominated debt and are designated as foreign currency fair value hedges.

249.5	249.5	Foreign denominated debt	Foreign currency cash flow

CIT pays a U.S. fixed rate of interest and receives a foreign fixed rate of interest. These swaps hedge the currency cash flow variability associated with payments on specific foreign denominated fixed-rate debt and are designated as foreign currency cash flow hedges.

156.3	100.0	Foreign currency loans to subsidiaries	Foreign currency cash flow

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

$4,159.1	$2,977.8	Total

12	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CIT sells various foreign currencies forward. These contracts are designated as either cash flow hedges of specific foreign denominated inter-company receivables or as net investment hedges of foreign denominated investments in subsidiaries. The following table presents the notional principal amounts of foreign currency forward exchange contracts and the corresponding hedged positions.

(dollars in millions)

September 30, 2006	December 31, 2005	Hedged Item	Hedge Classification
$ 976.3	$1,579.6	Foreign currency loans to subsidiaries	Foreign currency cash flow
4,289.1	2,844.9	Foreign currency equity investments in subsidiaries	Foreign currency net investment

$5,265.4	$4,424.5	Total

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

During 2005, CIT executed a natural gas commodity swap whereby CIT receives based on a fixed rate for natural gas and pays based on an energy index. This swap hedges forecasted index-based revenues from a specific energy generation facility for an initial term of 24 months and is accounted for as a cash flow hedge. The fair value of the swap at September 30, 2006 totaled $6.8 million, up from ($2.6) million at December 31, 2005. Approximately $0.3 million (pretax decrease to earnings) of ineffectiveness was recorded during the quarter and $0.3 million during the nine months ended September 30, 2006. The remaining change in fair value (effective portion) was recorded in Other Comprehensive Income.

The table that follows summarizes the notional amount of economic hedges that do not qualify for hedge accounting under SFAS 133.

(dollars in millions)

September 30, 2006	December 31, 2005	Type of Swaps / Caps
$ 118.0	$ 118.0	Credit default swaps
298.8	246.5	Compound cross-currency swaps
1,562.9	936.4	Interest rate swaps
6.8	6.8	Interest rate caps

$1,986.5	$1,307.7	Total

During 2005 and 2004, CIT entered into credit default swaps, with terms of 5 years, to economically hedge certain CIT credit exposures. The change in the fair value adjustment for the quarter and nine months ended September 30, 2006 amounted to a pretax loss of $1.2 million and $2.9 million, respectively.

CIT also has certain cross-currency swaps, certain interest rate swaps, and interest rate caps that are economic hedges of certain interest rate and foreign currency exposures. The mark-to-market adjustment relating to these derivatives for the quarter and nine months ended September 30, 2006 amounted to a $6.3 million pretax decrease and $7.1 million pretax decrease to earnings. The notional amount of interest rate swaps in the table above includes $198 million ($190 million executed in 2006) in notional amount of interest rate swaps with CIT customers, as well as offsetting swap transactions with third parties with like terms and notional amounts of $198 million.

Item 1: Consolidated Financial Statements	13

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the adjustment to Accumulated Other Comprehensive Income for derivatives qualifying as hedges of future cash flows are presented in the following table.

(dollars in millions)

	Fair Value of Derivatives	Income Tax Effects	Total Unrealized Gain
Balance at December 31, 2005 — unrealized gain	$48.4	$(20.8)	$27.6
Changes in values of derivatives qualifying as cash flow hedges	4.1	(1.6)	2.5

Balance at September 30, 2006 — unrealized gain	$52.5	$(22.4)	$30.1

The unrealized gain as of and for the nine months ended September 30, 2006 reflects higher market interest rates since the inception of the hedges. The Accumulated Other Comprehensive Income (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining lives of the swaps. Assuming no change in interest rates, approximately $7.3 million, net of tax, of the Accumulated Other Comprehensive Income as of September 30, 2006 is expected to be reclassified to earnings over the next twelve months as contractual cash settlements are made.

Hedge ineffectiveness occurs in certain cash flow hedges, and was recorded as an adjustment to interest expense, as presented in the following table.

(dollars in millions)

	Ineffectiveness	Increase/ Decrease to Interest Expense
For the quarter ended
September 30, 2006	—	—
For the quarter ended
September 30, 2005	$0.1	Increase
For the nine months ended
September 30, 2006	—	—
For the nine months ended
September 30, 2005	$0.5	Decrease

NOTE 9 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has limited recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income and losses generated by DFS as determined under GAAP are allocated 70% to Dell and 30% to CIT. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell, with one independent director. DFS is not consolidated in CIT’s financial statements and is accounted for under the equity method. At September 30, 2006 and December 31, 2005, financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $1.3 billion and $2.0 billion, and securitized assets included in managed assets were approximately $2.4 billion and $2.5 billion, respectively. CIT’s total investment, including loans to and equity in the joint venture, was approximately $202 million and $214 million at September 30, 2006 and December 31, 2005.

CIT also has a joint venture arrangement with Snap-on Incorporated (“Snap-on”) that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. The agreement with Snap-on was extended until January 2009. CIT and Snap-on each have 50% ownership interests, 50% board of directors’ representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT’s financial statements. Financing and leasing assets were approximately $1.0 billion and securitized assets included in managed assets were $0.1 billion at both September 30, 2006 and December 31, 2005. In addition to the owned and securitized assets purchased from the Snap-on joint venture, CIT’s investments in loans to the joint venture were approximately $23 million and $14 million at September 30, 2006 and December 31, 2005.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $284 million and $280 million at September 30, 2006 and December 31, 2005.

14	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of power and infrastructure and other equipment projects. CIT’s interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. Other assets included approximately $17 million and $19 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods at September 30, 2006 and December 31, 2005.

Certain shareholders of CIT provide investment management, banking and investment banking services to CIT in the normal course of business.

NOTE 10 — POSTRETIREMENT AND OTHER BENEFIT PLANS

The following table discloses various components of pension expense.

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
Retirement Plans	2006	2005	2006	2005
Service cost	$ 5.2	$ 4.9	$ 15.7	$ 14.7
Interest cost	4.6	4.2	13.6	12.9
Expected return on plan assets	(5.2)	(4.8)	(15.6)	(14.4)
Amortization of net loss	0.6	0.7	1.8	2.1

Net periodic benefit cost	5.2	5.0	15.5	15.3
Loss due to settlements and curtailments	—	—	—	0.5
Cost for special termination benefits(1)	—	—	0.6	2.3

Net amount recognized	$ 5.2	$ 5.0	$ 16.1	$ 18.1

Postretirement Plans
Service cost	$ 0.6	$ 0.6	$ 1.7	$ 1.7
Interest cost	0.8	0.8	2.5	2.4
Amortization of net loss	0.2	0.2	0.7	0.7

Net periodic benefit cost	$ 1.6	$ 1.6	$ 4.9	$ 4.8

(1)	Included in Provision for Restructuring of $19.6 million.

CIT previously disclosed in the notes to consolidated financial statements for the year ended December 31, 2005 that it expected to contribute $3.5 million to its retirement plans in 2006. CIT contributed $4.5 million to the retirement plans for the nine months ended September 30, 2006, and currently expects to fund approximately an additional $1.0 million in 2006 for a total of $5.5 million.

CIT previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $4.7 million to its other postretirement benefit plans in 2006. As of September 30, 2006, $2.6 million of contributions have been made.

Item 1: Consolidated Financial Statements	15

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Financing and leasing asset commitments, referred to as loan commitments or lines of credit, are agreements to lend to customers subject to the customers’compliance with contractual obligations. The accompanying table summarizes these and other credit-related commitments, as well as purchase and funding commitments.

(dollars in millions)

	September 30, 2006			December 31, 2005
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$1,803.2	$8,664.9	$10,468.1	$10,432.0
Letters of Credit, Acceptances and Guarantees:
Standby letters of credit	503.6	12.2	515.8	570.3
Other letters of credit	466.8	0.2	467.0	477.3
Guarantees, acceptances and other recourse obligations	168.4	69.2	237.6	226.6
Purchase and Funding Commitments
Aerospace purchase commitments	1,143.0	3,721.0	4,864.0	3,316.5
Other manufacturer purchase commitments	740.7	586.8	1,327.5	696.2
Sale-leaseback payments	53.2	662.7	715.9	590.7

In addition to the amounts shown in the table above, unused, cancelable lines of credit to consumers in connection with a third-party vendor program, which may be used to finance additional technology product purchases, amounted to approximately $24.0 billion and $18.4 billion at September 30, 2006 and December 31, 2005. These uncommitted vendor-related lines of credit can be reduced or canceled by CIT at any time without notice. Our experience indicates that customers typically will not exercise their entire available line of credit at any point in time.

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

Guarantees are issued primarily in conjunction with CIT’s factoring product, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. As of September 30, 2006, CIT had no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis. The table above includes recourse obligations of approximately $50 million ($4 million estimated fair value) that were incurred in conjunction with selected financing and leasing asset sales.

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. The commitments to purchase commercial aircraft are with both Airbus Industrie and The Boeing Company. These purchase commitments are fixed price, but are subject to customary price increases for future changes in inflation and manufacturing components. The aerospace equipment purchases are contracted for a specific model aircraft, using a baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may also change depending on the final specifications of the aircraft, including engine thrust, aircraft weight and seating configuration. Equipment purchases are recorded at delivery date at the final purchase price paid, which includes purchase price discounts, price changes relating to specification changes and price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on estimated values. Pursuant to existing contractual commitments, 79 aircraft remain to be purchased (24 within the next twelve months). Lease commitments are in place for 20 of the aircraft to be

16	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

delivered over the next twelve months. The order amount excludes unexercised CIT options to purchase aircraft. During the third quarter of 2006, CIT committed to the purchase of 19 additional aircraft (14 from Airbus Industrie and 5 from Boeing Company) for an estimated value of approximately $1.6 billion. The purchase commitment for four of the Airbus Industry aircraft ($0.2 billion) resulted from the exercise of CIT options to purchase additional aircraft, while the remaining 15 were new orders (10 from Airbus Industrie and 5 from Boeing Company). The aircraft deliveries to CIT are scheduled for 2008 through 2013.

Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relates primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $715.9 million, or approximately $53 million per year for 2007 through 2010 and declining thereafter through 2030. These lease payments are expected to be more than offset by rental income associated with re-leasing the assets, subject to actual railcar utilization and rentals. In conjunction with sale-leaseback transactions, CIT has guaranteed all obligations of the related consolidated lessee entities.

CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 15 —Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT’s subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies.

NOTE 12 — LEGAL PROCEEDINGS

On September 9, 2004, Exquisite Caterers Inc., et al. v. Popular Leasing Inc., et al. (“Exquisite Caterers”), a putative national class action, was filed in the Superior Court of New Jersey against 13 financial institutions, including CIT, which had acquired equipment leases (“NorVergence Leases”) from NorVergence, Inc., a reseller of telecommunications and Internet services to businesses. The complaint alleged that NorVergence misrepresented the capabilities of the equipment leased to its customers and overcharged for the equipment, and that the NorVergence Leases are unenforceable. Plaintiffs sought rescission, punitive damages, treble damages and attorneys’ fees. In addition, putative class action suits in Illinois and Texas, based upon the same core allegations and seeking the same relief, were filed by NorVergence customers against CIT and other financial institutions. The parties in Exquisite Caterers reached a settlement, which was approved by the Court on June 30, 2006 (the “Class Settlement”). Pursuant to the Class Settlement, the Court certified a national class, and class members will receive the same settlement that CIT made with the Attorney General in their state, as referenced below, plus an extra 2% discount if the settling plaintiff makes all payments due under the Class Settlement. Implementation of the settlement has commenced. Only 22, or approximately 5%, of the national class plaintiffs opted out of the Class Settlement. The putative class action commenced in Texas will be dismissed as part of the Class Settlement. The putative class action in Illinois will not be dismissed in connection with the Class Settlement, but has only 2 plaintiffs remaining.

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

Item 1: Consolidated Financial Statements	17

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — SEVERANCE AND FACILITY RESTRUCTURING RESERVES

The following table summarizes restructuring activities during 2006:

(dollars in millions)

	Severance		Facilities
	Number of Employees	Reserve	Number of Facilities	Reserve	Total Reserves
Balance at December 31, 2005	23	$ 8.1	9	$ 5.1	$ 13.2
2006 additions	157	17.5	—	—	17.5
2006 utilization	(132)	(14.5)	(5)	(0.6)	(15.1)

Balance at September 30, 2006	48	$ 11.1	4	$ 4.5	$ 15.6

The additions during 2006 relate to employee termination benefits incurred in conjunction with the business unit and segment realignments as well as various streamlining and consolidation initiatives. These additions, as well as charges related to accelerated restricted stock vesting and other benefits, are recorded as part of the $19.6 million restructuring provision for the nine months ended September 30, 2006 (and in salaries and general operating expenses). The employee termination payments will largely be paid during 2006. The facilities reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining terms, generally 6 years.

NOTE 14 — GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, which totaled $1,028.0 million at September 30, 2006, and consisted of $811.1 million of goodwill and $216.9 million of intangible assets, are presented by segment in the table below:

(dollars in millions)

	Vendor Finance	Consumer & Small Business Lending	Trade Finance	Corporate Finance	Total
Goodwill
Balance at December 31, 2005	$ 54.3	$ 270.7	$ 261.5	$ 208.6	$ 795.1
Additions, foreign currency translation, other	(18.3)	15.8	8.3	10.2	16.0

Balance at September 30, 2006	$ 36.0	$ 286.5	$ 269.8	$ 218.8	$ 811.1

Intangible Assets
Balance at December 31, 2005	$ 45.5	$ 28.9	$ 115.5	$ 26.5	$ 216.4
Additions, foreign currency translation, other	13.9	—	3.8	—	17.7
Amortization	(5.9)	(0.9)	(8.3)	(2.1)	(17.2)

Balance at September 30, 2006	$ 53.5	$ 28.0	$ 111.0	$ 24.4	$ 216.9

The 2006 additions to goodwill were predominantly related to a European factoring acquisition in Trade Finance during the second quarter and the refinement of acquisition-related deferred tax liabilities during the first quarter in the other three segments.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but instead is assessed periodically for impairment. The Company periodically reviews and evaluates its goodwill and intangible assets for potential impairment, at a minimum annually or more frequently if circumstances indicate that impairment is possible. The most recent goodwill and intangible asset impairment analyses indicated that the fair values of each were in excess of the carrying values.

Other intangible assets, net, are comprised primarily of acquired customer relationships. Other intangible assets are being amortized over their corresponding lives ranging from five to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $5.6 million and $17.2 million for the quarter and nine months ended September 30, 2006 versus $5.5 million and $15.7 million for the respective prior year periods. Accumulated amortization totaled $62.1 million and $44.9 million at September 30, 2006 and December 31, 2005. The projected amortization for the years ended December 31, 2006 through December 31, 2010 is: $21.9 million for 2006; $18.7 million for 2007; $19.0 million for 2008; $19.4 million for 2009 and $19.5 million for 2010.

18	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

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

CONSOLIDATING BALANCE SHEETS

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
September 30, 2006
ASSETS
Net finance receivables	$ 932.7	$ 2,708.5	$ 48,861.0	$ —	$52,502.2
Operating lease equipment, net	9.5	211.8	10,251.2	—	10,472.5
Finance receivables held for sale	—	—	1,768.5	—	1,768.5
Cash and cash equivalents	2,033.7	475.8	834.8	—	3,344.3
Other assets	10,927.1	3,966.1	(2,914.4)	(6,876.7)	5,102.1

Total Assets	$ 13,903.0	$ 7,362.2	$ 58,801.1	$(6,876.7)	$73,189.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$ 42,624.8	$ 4,195.0	$ 9,945.2	$ —	$56,765.0
Credit balances of factoring clients	—	—	4,318.7	—	4,318.7
Accrued liabilities and payables	(35,610.9)	772.1	39,347.1	—	4,508.3

Total Liabilities	7,013.9	4,967.1	53,611.0	—	65,592.0
Minority interest	12.4	—	26.0	—	38.4
Total Stockholders’ Equity	6,876.7	2,395.1	5,164.1	(6,876.7)	7,559.2

Total Liabilities and Stockholders’ Equity	$ 13,903.0	$ 7,362.2	$ 58,801.1	$(6,876.7)	$73,189.6

December 31, 2005
ASSETS
Net finance receivables	$ 1,041.7	$ 2,360.3	$ 40,270.8	$ —	$43,672.8
Operating lease equipment, net	—	175.4	9,460.3	—	9,635.7
Finance receivables held for sale	—	75.3	1,545.0	—	1,620.3
Cash and cash equivalents	2,502.9	129.6	1,026.1	—	3,658.6
Other assets	10,293.1	272.1	1,196.7	(6,962.7)	4,799.2

Total Assets	$ 13,837.7	$ 3,012.7	$ 53,498.9	$(6,962.7)	$63,386.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$ 35,701.2	$ 4,336.4	$ 7,826.9	$ —	$47,864.5
Credit balances of factoring clients	—	—	4,187.8	—	4,187.8
Accrued liabilities and payables	(28,826.2)	(1,773.5)	34,921.5	—	4,321.8

Total Liabilities	6,875.0	2,562.9	46,936.2	—	56,374.1
Minority interest	—	—	49.8	—	49.8
Total Stockholders’ Equity	6,962.7	449.8	6,512.9	(6,962.7)	6,962.7

Total Liabilities and Stockholders’ Equity	$ 13,837.7	$ 3,012.7	$ 53,498.9	$(6,962.7)	$63,386.6

Item 1: Consolidated Financial Statements	19

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Nine Months Ended September 30, 2006
Finance revenue	$ 38.2	$ 251.2	$ 3,856.0	$ —	$ 4,145.4
Interest expense	(4.9)	65.5	1,984.2	—	2,044.8

Net finance revenue	43.1	185.7	1,871.8	—	2,100.6
Depreciation on operating lease equipment	0.1	46.6	715.4	—	762.1

Net finance revenue after depreciation
on operating lease equipment	43.0	139.1	1,156.4	—	1,338.5
Provision for credit losses	34.1	14.9	105.0	—	154.0

Finance revenue, net of interest expense,
depreciation and credit losses	8.9	124.2	1,051.4	—	1,184.5
Equity in net income of subsidiaries	801.4	—	—	(801.4)	—
Other revenue	14.5	67.7	806.1	—	888.3

Total revenue, net of interest expense,
depreciation and credit provision	824.8	191.9	1,857.5	(801.4)	2,072.8
Operating expenses	183.7	64.2	771.7	—	1,019.6
Provision for restructuring	—	—	19.6	—	19.6

Income (loss) before provision for income taxes	641.1	127.7	1,066.2	(801.4)	1,033.6
Benefit (provision) for income taxes	138.1	(47.0)	(344.0)	—	(252.9)
Minority interest, after tax	—	—	(1.5)	—	(1.5)
Dividends on preferred capital securities, after tax	(22.7)	—	—	—	(22.7)

Net income (loss) available (attributable)
to common stockholders	$ 756.5	$ 80.7	$ 720.7	$ (801.4)	$ 756.5

Nine Months Ended September 30, 2005
Finance revenue	$ 30.8	$ 174.4	$ 3,077.2	$ —	$ 3,282.4
Interest expense	(23.9)	57.4	1,321.2	—	1,354.7

Net finance revenue	54.7	117.0	1,756.0	—	1,927.7
Depreciation on operating lease equipment	—	34.3	687.1	—	721.4

Net finance revenue after depreciation
on operating lease equipment	54.7	82.7	1,068.9	—	1,206.3
Provision for credit losses	22.8	8.5	131.1	—	162.4

Finance revenue, net of interest expense,
depreciation and credit provision	31.9	74.2	937.8	—	1,043.9
Equity in net income of subsidiaries	721.9	—	—	(721.9)	—
Other revenue	63.1	85.4	700.1	—	848.6

Total revenue, net of interest expense,
depreciation and credit provision	816.9	159.6	1,637.9	(721.9)	1,892.5
Operating expenses	130.6	65.8	617.5	—	813.9
Provision for restructuring	—	—	25.2	—	25.2

Income (loss) before provision for income taxes	686.3	93.8	995.2	(721.9)	1,053.4
Provision for income taxes	7.0	(34.5)	(329.8)	—	(357.3)
Minority interest, after tax	—	—	(2.8)	—	(2.8)
Dividends on preferred capital securities, after tax	(5.2)	—	—	—	(5.2)

Net income (loss) available (attributable)
to common stockholders	$ 688.1	$ 59.3	$ 662.6	$(721.9)	$ 688.1

20	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Nine Months Ended September 30, 2006
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(2,178.6)	$(3,340.4)	$6,667.6	$ —	$ 1,148.6

Cash Flows From Investing Activities:
Net (increase) decrease in financing
and leasing assets	74.3	(349.0)	(9,289.1)	—	(9,563.8)
Decrease in inter-company loans and investments	(5,146.4)	—	—	5,146.4	—

Net cash flows (used for) provided by
investing activities	(5,072.1)	(349.0)	(9,289.1)	5,146.4	(9,563.8)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	6,923.6	(141.4)	1,788.4	—	8,570.6
Inter-company financing	—	4,177.0	969.4	(5,146.4)	—
Cash dividends paid	(145.0)	—	—	—	(145.0)
Other financing activity, net	2.9	—	(70.1)	—	(67.2)

Net cash flows provided by (used for)
financing activities	6,781.5	4,035.6	2,687.7	(5,146.4)	8,358.4

Net (decrease) increase in cash and
cash equivalents	(469.2)	346.2	66.2	—	(56.8)
Cash and cash equivalents, beginning of period	2,502.9	129.6	715.0	—	3,347.5

Cash and cash equivalents, end of period	$ 2,033.7	$ 475.8	$ 781.2	$ —	$ 3,290.7

Nine Months Ended September 30, 2005
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$ 6,180.5	$ 633.9	(4,584.1)	$ —	$ 2,230.3

Cash Flows From Investing Activities:
Net (increase) decrease in financing
and leasing assets	74.7	(205.7)	(5,015.7)	—	(5,146.7)
Decrease in inter-company loans and investments	(5,327.7)	—	—	5,327.7	—

Net cash flows (used for) provided by
investing activities	(5,253.0)	(205.7)	(5,015.7)	5,327.7	(5,146.7)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	(1,300.3)	2,489.6	1,629.4	—	2,818.7
Inter-company financing	—	(2,778.1)	8,105.8	(5,327.7)	—
Cash dividends paid	(61.9)	—	(38.0)	—	(99.9)
Other financing activity, net	—	—	(77.2)	—	(77.2)

Net cash flows provided by (used for)
financing activities	(1,362.2)	(288.5)	9,620.0	(5,327.7)	2,641.6

Net (decrease) increase in cash and
cash equivalents	(434.7)	139.7	20.2	—	(274.8)
Cash and cash equivalents, beginning of period	1,311.4	127.5	771.3	—	2,210.2

Cash and cash equivalents, end of period	$ 876.7	$ 267.2	$ 791.5	$ —	$ 1,935.4

Item 1: Consolidated Financial Statements	21

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

CIT Group Inc., a Delaware corporation, is a global commercial and consumer finance company that was founded in 1908. CIT provides financing and leasing capital for consumers and companies in a wide variety of industries, as well as offering management advisory services.

A glossary of key terms used throughout this document was last updated and can be found in our Form 10-Q for the quarter ended June 30, 2006.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”contain certain non-GAAP financial measures. See “Non-GAAP Financial Measurements” for a reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures.

PROFITABILITY AND KEY BUSINESS TRENDS

Net Income
For the Quarters Ended September 30, (dollars in millions)

$300
250
200
150
100
50
0
$211.4
($8.1)
$219.5
$290.8
2005
2006

For the Nine Months Ended September 30,

$900
750
600
450
300
150
0
$688.1
$37.5
$650.6
$756.5
2005
2006
As originally reported
Gains on derivative contracts and other adjustments

Diluted Earnings per Common Share
For the Quarters Ended September 30,

$1.50
1.20
0.90
0.60
0.30
0.00
$1.02
($0.04)
$1.06
$1.44
2005
2006

For the Nine Months Ended September 30,

$4.00
3.20
2.40
1.60
0.80
0.00
$3.24
$.018
$3.06
$3.72
2005
2006
As originally reported
Gains on derivative contracts and other adjustments

Earnings improved due to record loan and lease origination volume, broad-based asset growth, increased other revenue (which we also refer to as “non-spread revenue”) and lower tax expense. Origination volume for 2006, excluding factoring, increased significantly over last year due to strong growth in organic originations across most businesses reflecting additional sales personnel as well as improved sales force productivity. Total net revenue (the combination of net finance revenue after depreciation on operating leases and other revenue) was up, principally reflecting improved other revenue, including strong fee and other income, as well as higher syndication and participation fees. Yields on loans and operating leases improved, but were offset by increased borrowing costs. The income tax rate reduction from last year reflects the continued relocation and funding of certain

22	CIT GROUP INC

aerospace assets offshore, improved international earnings and lower state and local taxes. These improvements were tempered by lower margins, higher credit provisioning and higher operating expenses which reflected investments in our sales force and new business lines, as well as technology investments and other back-office expenses in support of growth initatives.

Noteworthy items for 2006 and 2005 are summarized below and include the corresponding effect on quarterly and year to date diluted earnings per share.

2006 items:

•	Transportation Finance tax expense includes favorable items totaling $55.6 million in the third quarter, primarily due to the relocation and funding of aircraft assets to lower tax jurisdictions, resulting in a release of deferred income tax liabilities ($0.28 third quarter and year to date diluted EPS increase);
•	In conjunction with the relocation of the Transportation Finance aerospace assets, we incurred $3.6 million in after-tax debt prepayment charges on higher cost debt related to these aerospace assets ($0.02 third quarter and year to date decrease);
•	We initiated a program in Transportation Finance to sell our remaining engines used to power older, out-of-production aircraft totaling $20 million, along with certain types of older, under-performing rail cars totaling $40 million. These assets were reclassified to held for sale and reduced to estimated fair value, resulting in an after-tax loss of approximately $9.2 million ($0.04 third quarter and year to date decrease);
•	In conjunction with the consolidation of certain Transportation Finance and Corporate Finance activities to improve efficiency, we recorded a $5.5 million after-tax charge in Corporate and Other ($0.03 third quarter and year to date decrease);
•	An after-tax restructuring charge of $7.4 million in Corporate and Other, comprised of termination benefits relating to business realignments, was recorded in the first quarter ($0.04 year to date decrease); and
•	First quarter income tax expense in Corporate and Other included favorable items totaling $6.5 million primarily due to a change in estimate related to higher utilization of net operating losses ($0.03 year to date increase).

2005 items:

•	An after-tax $69.7 million gain on sale of a real estate investment was recorded in Corporate and Other ($0.34 third quarter and $0.33 year to date increase);
•	We recorded an after-tax charge of $64.8 million on certain older, out-of-production aircraft (Transportation Finance) and manufactured housing assets (Vendor Finance) transferred to held for sale ($0.31 quarter and $0.30 year to date decrease);
•	Total after-tax hurricane-related reserves and securitization impairment charges of $27.7 million were provisioned in Corporate and Other ($0.13 third quarter and year to date decrease);
•	Transportation Finance benefited from a $17.6 million tax liability reversal corresponding to the conclusion of a tax return filing matter in our international operations for which reserves were previously taken ($0.08 third quarter and year to date increase);
•	The Corporate and Other results for the third quarter and nine months included an $8.1 million loss and $37.3 million gain relating to certain derivative contracts that did not qualify for hedge accounting treatment and were terminated in, or had matured by, the fourth quarter of 2005 ($0.04 third quarter decrease and $0.18 year to date increase);
•	A second quarter after-tax $16.5 million restructuring charge was recorded in Corporate and Other, for termination benefits related to business realignment and back-office streamlining activities ($0.08 year to date decrease); and
•	Transportation Finance recorded a second quarter after-tax $14.4 million gain on the sale of a significant portion of the business aircraft portfolio ($0.07 year to date increase).

Excluding these noteworthy items, net income increased 13% and 9% for the quarter and the nine months and diluted earnings per share increased 16% and 14% for the quarter and the nine months from 2005 amounts. The earnings per share growth rate exceeded the net income growth rate primarily due to a reduction in share count resulting from capital initiatives in the second half of 2005, comprised of common share repurchases and the issuance of preferred stock. The comparisons with 2005 were also impacted by the 2006 adoption of new accounting rules related to expensing employee stock options, which resulted in increased compensation expense of $7.8 million and $24.7 million for the third quarter and the nine months of 2006. We continue to report 2005 amounts for option expense only as proforma disclosure in Note 2.

See “Non-GAAP Financial Measurements” for additional information.

Item 2: Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Return on Common Equity
Quarters Ended September 30,

25%
20%
15%
10%
5%
0%
13.8%
(0.5%)
14.3%
16.9%
2005
2006

Nine Months Ended September 30,

25%
20%
15%
10%
5%
0%
14.8%
0.8%
14.0%
15.1%
2005
2006
As originally reported
Gains on derivative contracts
and other adjustments

Return on Assets
Quarters Ended September 30,

4%
3%
2%
1%
0%
1.73%
(0.07%)
1.80%
1.95%
2005
2006

Nine Months Ended September 30,

4%
3%
2%
1%
0%
1.95%
0.11%
1.84%
1.79%
2005
2006
As originally reported
Gains on derivative contracts and other adjustments

Return on average common equity was 16.9% and 15.1% for the quarter and nine months of 2006 (14.7% and 14.3% excluding noteworthy items), versus 13.8% and 14.8% for the quarter and nine months of 2005 (14.7% and 14.2%). Return on average earning assets was 1.95% and 1.79% for the quarter and nine months of 2006 (1.70% for both periods excluding noteworthy items), versus 1.73% and 1.95% for the prior year quarter and nine months (1.84% and 1.86%). The contrast between the return on equity and return on asset comparisons is due to the 2005 capital initiatives (including stock repurchases and preferred stock issuance) and the higher proportion of lower-risk student and home lending assets in 2006.

Average earning assets grew 6% during the quarter and 20% over last year; while ending managed assets grew 6% and 14% during the quarter and nine months of 2006. Our focus remains on prudent portfolio growth, as we continued to supplement organic growth with strategic acquisitions, and to syndicate and sell receivables to generate other revenue while also liquidating non-strategic portfolios. Origination volume for the quarter, excluding factoring, increased 40% to a record $11.0 billion, due to strong growth in organic originations across most businesses, reflecting additional sales personnel as well as improved sales force productivity. Year-to-date origination volumes were up 38%.

In conjunction with our strategy of growing a diversified revenue stream, with other revenue being a growing component, we are pursuing opportunities to leverage our originations platform by originating and managing assets for third party investors. We expect to further enhance our syndications and asset management capabilities.

During the third quarter of 2006, we agreed to acquire the U.K. and German vendor finance businesses of Barclays Bank PLC and a North American equipment leasing business from Royal Bank of Scotland. The assets of the two transactions total approximately $3 billion. The acquisitions are expected to close in the fourth quarter of 2006 or in the first quarter of 2007.

See “Non-GAAP Financial Measurements” for additional information.

24	CIT GROUP INC

REVENUE

Revenue (dollars in millions)
For the Quarters Ended September 30,

$1,000
800
600
400
200
0
$655.2
$239.5
$415.7
$770.9
$324.7
$446.2
2005
2006
Other Revenue
Net Finance Revenue

For the Nine Months Ended September 30,

$2,500
2,000
1,500
1,000
500
0
$2,054.9
$848.6
$1,206.3
$2,226.8
$888.3
$1,338.5
2005
2006
Other Revenue
Net Finance Revenue

Total net revenues (the combination of net finance revenue after depreciation on operating leases and other revenue) increased to $770.9 million for the quarter ($791.7 million excluding the noteworthy items outlined previously in Profitability and Key Business Trends), versus $655.2 million last year ($667.9 million excluding noteworthy items) and $748.9 million last quarter, principally reflecting improved other revenue, including strong fee and other income, as well as higher syndication and participation fees. Year to date, total net revenues were $2,226.8 million ($2,247.6 million excluding noteworthy items) for 2006 and $2,054.9 million ($1,965.5 million excluding noteworthy items) for 2005. Other revenues accounted for 40% of nine months net revenue in 2006, versus 41% in 2005 (39% excluding noteworthy items). See “Non-GAAP Financial Measurements” for additional information.

NET FINANCE REVENUE

Net Finance Revenue (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Finance income — loans and capital leases	$ 1,041.5	$ 777.0	$ 2,878.0	$ 2,177.3
Rental income on operating leases	430.0	376.7	1,267.4	1,105.1
Interest expense	768.8	495.4	2,044.8	1,354.7

Net finance revenue	702.7	658.3	2,100.6	1,927.7
Depreciation on operating lease equipment	256.5	242.6	762.1	721.4

Net finance revenue after depreciation on operating lease equipment	$ 446.2	$ 415.7	$ 1,338.5	$ 1,206.3

Average Earning Assets (“AEA”)	$ 59,616.2	$ 48,781.2	$ 56,331.0	$ 47,091.0

As a % of AEA:
Finance income — loans and capital leases	6.99%	6.37%	6.81%	6.16%
Rental income on operating leases	2.88%	3.09%	3.00%	3.13%
Interest expense	5.16%	4.06%	4.84%	3.84%

Net finance revenue	4.71%	5.40%	4.97%	5.45%
Depreciation on operating lease equipment	1.72%	1.99%	1.80%	2.04%

Net finance revenue after depreciation on operating lease equipment	2.99%	3.41%	3.17%	3.41%

As a % of AOL:
Rental income on operating leases	16.20%	16.97%	16.39%	17.14%
Depreciation on operating lease equipment	9.66%	10.93%	9.85%	11.19%

Net operating lease revenue	6.54%	6.04%	6.54%	5.95%

Average Operating Lease Equipment (“AOL”)	$ 10,619.5	$ 8,878.7	$ 10,312.7	$ 8,597.2

Item 2: Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Net finance revenue after depreciation for the nine months increased 11% to $1,338.5 million, reflecting the 20% increase in average earning assets. As a percentage of average earning assets, net finance revenue after depreciation for the nine-month periods declined to 3.17% due to:

•	the blending of the lower rate, U.S. government guaranteed student lending portfolio (net finance revenue as a percentage of average earning assets excluding student lending was 3.49% in 2006 and 3.65% in 2005);
•	rising borrowing costs due to higher market interest rates; and
•	pricing pressure from increased customer liquidity sources in many of our lending businesses, coupled with a more conservative liquidity profile in comparison to 2005, including the continued maturity extension of the debt portfolio and increased alternative liquidity facilities.

The 17 basis point drop in the net finance revenue after depreciation percentage to 2.99% from the 2006 second quarter was comprised primarily of the following:

•	prepayment charges on the refinancing of higher cost debt related to the relocation and funding of certain Transportation Finance aerospace assets offshore (3 basis points);
•	the combination of lengthening debt maturities, carrying higher levels of cash and increased funding costs (3 basis points);
•	business mix, particularly a higher proportion of student lending assets (3 basis points); and
•	lower yield-related fees, reflecting continued liquidity in the marketplace, along with a shift in fees normally reflected in net finance revenue moving to other revenue due to our syndication efforts (5 basis points).

The increases for the 2006 third quarter and nine months from the comparable periods in 2005 in net operating lease revenue as a percentage of average operating lease assets reflected strengthening rental rates in both aerospace and rail, including the impact of higher interest rates. The year to date improvement exceeded the improvement for the quarter due to the collection of past due rental settlements from bankrupt U.S. hub carriers in Transportation Finance in the 2006 first quarter. All of our commercial aircraft are under contract at September 30, 2006 and the rail fleet was virtually fully utilized during 2006. See “Concentrations — Operating Leases” for additional information regarding operating lease assets.

OTHER REVENUE (Non-Spread Revenue)

Other Revenue (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Fees and other income	$ 140.1	$ 110.3	$ 412.9	$ 336.6
Factoring commissions	61.3	63.5	173.0	174.6
Gains on receivable sales and syndication fees	88.8	39.3	192.5	130.4
Gains on sales of leasing equipment	36.1	20.7	90.7	64.2
Gains on securitizations	13.6	11.3	33.7	34.2
Gain on sale of real estate	—	115.0	—	115.0
Charges related to transportation assets transferred to held for sale	(15.0)	(86.6)	(15.0)	(86.6)
Charge related to manufactured housing assets held for sale	—	(20.0)	—	(20.0)
(Loss) gain on derivatives	—	(14.3)	—	65.8
Gain on sale of business aircraft	—	—	—	22.0
(Losses) gains on venture capital investments	(0.2)	0.3	0.5	12.4

Total other revenue	$ 324.7	$ 239.5	$ 888.3	$ 848.6

Other revenue as a percentage of AEA	2.18%	1.96%	2.10%	2.40%
Other revenue as a percentage of net revenue	42.1%	36.6%	39.9%	41.3%

Fees and other income include securitization-related servicing fees and accretion, other servicing fees, merger and advisory fees and miscellaneous fees. Corporate Finance continued to record strong fees, highlighted by strong merger and acquisition related fees, notably in healthcare, and fee generation in communications, media and entertainment improved significantly over last year. Miscellaneous income in Vendor Finance increased, particularly in the U.S. securitization-related income (net of impairment charges) compared to 2005 due to improved portfolio performance, while the average securitized asset balance declined by approximately 8% from the prior year. The 2006 nine months results also benefited from a second quarter $16.4 million gain in Transportation Finance relating to insurance proceeds on an aircraft lost in an on-the-ground casualty event.

Factoring commissions reflect strong volumes, including incremental volume from acquisitions, offset by a slight drop in commission rates.

26	CIT GROUP INC

Gains on receivable sales and syndication fees were more than double last year for the third quarter and up 48% for the nine months. Syndication fees were up, predominantly in Corporate Finance (healthcare, as well as communications, media and entertainment). We syndicated approximately $1.8 billion of commercial receivables during the quarter, and $2.5 billion for the nine months of 2006. Gains on receivable sales for 2006 were higher for the quarter and year to date, and were driven by the Consumer and Small Business Lending segment, where loan sales approximated $1.8 billion for the quarter, up approximately 40% from last year. In the home lending business, we purchased about $950 million and syndicated about $800 million in loans during the third quarter, as we managed our portfolio to targeted demographics and credit criteria. During the quarter we sold a higher than usual volume of loans out of small business lending, resulting in gains increasing about $14 million for the 2006 periods.

Gains on sales of leasing equipment increased 74% in the 2006 third quarter over the prior year quarter (41% over last year nine months) reflecting strong end of lease activity, particularly in the Transportation Finance businesses and the international businesses of Vendor Finance.

Gains on securitization increased for the quarter due to higher yields on assets sold, and were slightly down year to date, while volume securitized decreased 40% for the quarter and 22% year to date.

(Loss)/gain on derivatives relate to the 2005 mark-to-market of certain compound cross-currency swaps that did not qualify for hedge accounting treatment. All of these swaps were either terminated or had matured as of December 31, 2005.

Gain on sale of real estate resulted from the 2005 sale of an investment in a residential complex in New York City.

Charges related to transportation assets transferred to held for sale resulted from the mark-to-market adjustment associated with the reclassification to available for sale of our remaining spare engines used to power older, out-of-production aircraft totaling $20 million, along with certain types of older, under-performing rail cars totaling $40 million. Similarly, during 2005 approximately $190 million of aircraft in the Transportation Finance portfolio were reclassified, all of which have been sold or have commitments.

Gain on sale of business aircraft portfolio resulted from the 2005 sale of the majority, approximately $900 million, of the portfolio.

Charge related to manufactured housing assets held for sale resulted from the accelerated liquidation and reclassification to available for sale of approximately $125 million in manufactured housing assets in Vendor Finance.

See “Non-GAAP Financial Measurements” for additional information.

CREDIT METRICS

Net Charge-offs (net of recoveries) (dollars in millions,% as a percentage of average finance receivables)

	Quarters Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
Owned
Vendor Finance	$15.3	0.84%	$18.0	0.95%	$ 45.8	0.82%	$ 51.4	0.88%
Consumer and Small Business Lending	26.9	0.58%	21.2	0.70%	72.6	0.56%	57.8	0.73%

Total Specialty Finance Group	42.2	0.65%	39.2	0.79%	118.4	0.64%	109.2	0.79%

Corporate Finance	1.4	0.03%	0.2	0.01%	(3.7)	-0.02%	20.7	0.21%
Transportation Finance	—	—	2.3	0.39%	1.4	0.11%	2.7	0.15%
Trade Finance	16.3	0.95%	6.3	0.36%	28.8	0.58%	18.4	0.37%

Total Commercial Finance Group	17.7	0.28%	8.8	0.16%	26.5	0.16%	41.8	0.25%”

Total	$59.9	0.47%	$48.0	0.46%	$ 144.9	0.40%	$151.0	0.50%

Total, excluding student loans	$59.9	0.54%	$48.0	0.51%	$ 144.9	0.46%	$151.0	0.55%

Managed
Vendor Finance	$22.9	0.83%	$27.7	0.98%	$ 70.2	0.83%	$ 80.9	0.94%
Consumer and Small Business Lending	31.1	0.64%	29.4	0.89%	90.4	0.67%	78.1	0.89%

Total Specialty Finance Group	54.0	0.71%	57.1	0.93%	160.6	0.73%	159.0	0.92%

Corporate Finance	3.2	0.07%	2.8	0.07%	1.6	0.03%	32.2	0.27%
Transportation Finance	—	—	2.3	0.39%	1.4	0.11%	2.7	0.15%
Trade Finance	16.3	0.95%	6.3	0.36%	28.8	0.58%	18.4	0.37%

Total Commercial Finance Group	19.5	0.28%	11.4	0.18%	31.8	0.17%	53.3	0.29%

Total	$73.5	0.51%	$68.5	0.56%	$ 192.4	0.46%	$212.3	0.59%

Total, excluding student loans	$73.5	0.58%	$68.5	0.61%	$ 192.4	0.53%	$212.3	0.64%

Item 2: Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Owned Charge-Offs (as a percentage of average finance receivables)

Quarters Ended September 30,

1.0%
0.8%
0.6%
0.4%
0.2%
0.0%
0.46%
0.47%
2005
2006

Nine Months Ended September 30,
1.0%
0.8%
0.6%
0.4%
0.2%
0.0%
0.50%
0.40%
2005
2006

Managed Charge-Offs (as a percentage of average managed receivables)

Quarters Ended September 30,

1.0%
0.8%
0.6%
0.4%
0.2%
0.0%
0.56%
0.51%
2005
2006

Nine Months Ended September 30,
1.0%
0.8%
0.6%
0.4%
0.2%
0.0%
0.59%
0.46%
2005
2006

The third quarter net charge-offs on an owned and managed basis increased in amount but were flat as a percentage of assets compared to the prior year. The year-to-date charge-offs remain below historic averages.

Consumer and Small Business Lending owned charge-offs were up in 2006 in amount from last year, but were down as a percentage of average finance receivables, reflecting portfolio growth, improved credit performance and the addition of the student lending assets. Excluding student loans, the owned charge-off rates for Consumer and Small Business Lending were 0.97% and 1.08% for the quarters ended September 30, 2006 and 2005 and 0.91% and 1.10% for the nine months ended September 30, 2006 and 2005.

Corporate Finance charge-offs remained low and declined from last year on a year-to-date basis mainly due to cash recoveries on transactions previously charged off, largely in energy & infrastructure and business capital.

Trade Finance charge-offs were up from prior year due to the write down of one large account put on non-accrual last quarter.

The previously discussed trends in owned portfolio charge-offs were the primary cause of fluctuations in charge-offs on a managed basis.

See “Non-GAAP Financial Measurements” for additional information.

28	CIT GROUP INC

Past Due Loans (60 days or more) (dollars in millions, % as a percentage of finance receivables)

	September 30, 2006		December 31, 2005
Owned Past Due
Vendor Finance	$ 210.5	2.92%	$251.8	3.47%
Consumer and Small Business Lending	723.8	3.77%	363.2	2.46%

Total Specialty Finance Group	934.3	3.54%	615.0	2.79%

Corporate Finance	117.0	0.66%	86.9	0.64%
Transportation Finance	16.0	1.04%	17.0	0.90%
Trade Finance	105.5	1.41%	39.3	0.59%

Total Commercial Finance Group	238.5	0.89%	143.2	0.64%

Total	$1,172.8	2.21%	$758.2	1.71%

Total, excluding student loans	$ 844.5	1.86%	$625.5	1.59%

Managed Past Due
Vendor Finance	$ 337.9	2.90%	$357.6	3.00%
Consumer and Small Business Lending	783.9	3.84%	446.0	2.77%

Total Specialty Finance Group	1,121.8	3.50%	803.6	2.87%

Corporate Finance	137.6	0.68%	105.5	0.64%
Transportation Finance	16.0	0.95%	17.0	0.83%
Trade Finance	105.5	1.41%	39.3	0.59%

Total Commercial Finance Group	259.1	0.88%	161.8	0.64%

Total	$1,380.9	2.25%	$965.4	1.81%

Total, excluding student loans	$1,052.6	1.97%	$832.7	1.74%

(1)	See “Concentrations” for additional delinquency information on Consumer and Small Business Lending.

Vendor Finance delinquency decreased in 2006, reflecting lower delinquency levels in the U.S. vendor finance operations.

Consumer and Small Business Lending delinquency increased in 2006. Consumer delinquencies were $350.2 million (3.40%) at September 30, 2006, up from $185.5 million (2.18%) at December 31, 2005, reflecting the effect of both portfolio seasoning (particularly home lending) and growth. While home lending static pool delinquency is rising, the portfolio has been performing within our seasoning delinquency target range based on prior experience. Student lending delinquencies were $328.3 million (4.22%) at September 30, 2006, up from $132.7 million (2.63%) at December 31, 2005. The higher delinquency in the student loan portfolio is not indicative of potential loss due to the underlying U.S. government guarantee.

Corporate Finance delinquency level was up from year end 2005 mainly due to one business capital account.

Trade Finance delinquency increased in 2006, primarily due to two large accounts, which have specific corporate reserves allocated.

Item 2: Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Non-performing Assets (dollars in millions, % as a percentage of finance receivables)

	September 30, 2006		December 31, 2005
Vendor Finance	$ 87.2	1.21%	$112.1	1.54%
Consumer and Small Business Lending	379.4	1.98%	216.1	1.46%

Total Specialty Finance Group	466.6	1.77%	328.2	1.49%

Corporate Finance	221.0	1.24%	165.4	1.21%
Transportation Finance	8.3	0.54%	22.3	1.18%
Trade Finance	69.8	0.93%	5.3	0.08%

Total Commercial Finance Group	299.1	1.12%	193.0	0.87%

Total	$765.7	1.44%	$521.2	1.18%

Total, excluding student loans	$765.7	1.69%	$521.2	1.33%

Non-accrual loans	$673.3	1.49%	$460.7	1.18%
Repossessed assets	92.4	0.20%	60.5	0.15%

Total non-performing accounts	$765.7	1.69%	$521.2	1.33%

The trends in the non-performing assets largely reflect the previously discussed fluctuations in the owned delinquency portfolios, notably the seasoning of the home lending portfolio.

RESERVE FOR CREDIT LOSSES

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

Reserve for Credit Losses (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance beginning of period	$638.0	$622.3	$ 621.7	$ 617.2

Provision for credit losses — finance receivables	72.5	35.3	154.0	127.8
Provision for credit losses — hurricane losses	—	34.6	—	34.6
Reserves relating to acquisitions, other	8.2	8.6	28.0	24.2

Additions to reserve for credit losses, net	80.7	78.5	182.0	186.6

Net charge-offs
Vendor Finance	15.3	18.0	45.8	51.4
Consumer and Small Business Lending	26.9	21.2	72.6	57.8
Corporate Finance	1.4	0.2	(3.7)	20.7
Transportation Finance	—	2.3	1.4	2.7
Trade Finance	16.3	6.3	28.8	18.4

Total net charge-offs	59.9	48.0	144.9	151.0

Balance end of period	$658.8	$652.8	$ 658.8	$ 652.8

Reserve for credit losses as a percentage of finance receivables(1),
excluding student loans			1.45%	1.70%
Reserve for credit losses, excluding reserves related to impaired loans and hurricane reserves, as a percentage of finance receivables, excluding student loans			1.23%	1.38%

At September 30, 2006 and 2005, the reserve for credit losses as a percentage of past due receivables (60 days or more) excluding student loans was 78.0% and 105.2% and the reserve for credit losses as a percentage of non-performing assets was 86.0% and 119.4%.

(1)	Student loans are excluded from the ratios given the related U.S. government guarantee.

30	CIT GROUP INC

We present the metrics excluding student loans, as virtually all of the student loan portfolio (other than private loans, which are not guaranteed) is covered by U.S. government guarantees for approximately 98% of the balance. The percentages of reserves to finance receivables and reserves to past due receivables declined from 2005, reflecting three factors: (1) the improving trend in credit metrics, including charge-offs, through the first quarter of 2006, which in turn lowered estimated inherent loss reserve requirements, (2) the growth of student lending receivables, which are guaranteed by the U.S. government, and (3) the higher 2005 reserve balance for estimated hurricane losses. In addition to the above factors, the decline in the percentage of reserves to non-performing assets from September 2005 reflects improved collateralization (a lower proportion of SFAS 114 reserves) on non-performing accounts. Due to increases in delinquency and non-performing loans, and the expectations for further deterioration in credit metrics, we increased our reserve for credit losses by recording a provision in excess of charge-offs of $12.6 million during the quarter ($9.1 million for the year to date).

The reserve includes amounts relating to impaired loans, in accordance with SFAS 114, of $100.7 million, $76.5 million and $94.0 million at September 30, 2006, December 31, 2005, and September 30, 2005. The 2006 reserve included $62.0 million at September 30, 2006 and $40.0 million at December 31, 2005 related to a power generation facility, which was placed on non-performing status in the fourth quarter of 2005 and is subject to bankruptcy proceedings. No charge-offs have been taken on this facility to date. Further, management believes that the established reserve is sufficient to cover related expected losses. The remainder of the SFAS 114 reserve relates to various accounts in Trade Finance and Corporate Finance.

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

See “Credit Metrics and Concentrations” for more information.

NET FINANCE REVENUE AFTER PROVISION FOR CREDIT LOSSES (RISK ADJUSTED REVENUE)

Net Finance Revenue after Provision for Credit Losses (Risk-Adjusted Revenue) (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net finance revenue after depreciation on operating lease equipment	$ 446.2	$ 415.7	$ 1,338.5	$ 1,206.3
Provision for credit losses	72.5	69.9	154.0	162.4

Finance revenue, net of interest expense, depreciation, and credit provision	$ 373.7	$ 345.8	$ 1,184.5	$ 1,043.9

As a % of AEA:
Net finance revenue after depreciation on operating lease equipment	2.99%	3.41%	3.17%	3.41%
Provision for credit losses	0.48%	0.57%	0.37%	0.46%

Finance revenue, net of interest expense, depreciation, and credit provision	2.51%	2.84%	2.80%	2.95%

The increase in risk-adjusted revenue from 2005 largely reflects the variances in net finance revenue discussed previously, as well as continued low charge-offs, which totaled $59.9 million and $48.0 million for the third quarters of 2006 and 2005 and $144.9 million and $151.0 million for the nine months of 2006 and 2005, respectively. As discussed in “Credit Metrics”, the current year provision for credit losses in excess of net charge-offs reflects reserve increase for portfolio growth coupled with rising delinquency and non-performing loans, whereas the prior year excess related to a $34.6 million hurricane specific provision.

Item 2: Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and General Operating Expenses (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Salaries and employee benefits	$243.8	$177.7	$ 670.3	$508.7
Other general operating expenses	107.9	103.4	349.3	305.2
Provision for restructuring	8.5	—	19.6	25.2

Total	$360.2	$281.1	$1,039.2	$839.1

Efficiency Ratio(1)	46.7%	42.9%	46.7%	40.8%
Efficiency Ratio (excluding noteworthy items)(2)	44.4%	42.1%	45.4%	41.4%
(1)	Efficiency ratio is the ratio of salaries and general operating expenses to total revenue, net of interest and depreciation, excluding the provision for credit losses.
(2)	The efficiency ratios in this row exclude the noteworthy items as outlined previously in “Profitability and Key Business Trends.”
See “Non-GAAP Financial Measurements” for additional information.

Salaries and general operating expenses for the third quarter, excluding the impact of expensing stock options and provision for restructuring, increased $62.8 million (22%) from 2005. The increase primarily relates to personnel, as we added over 1,000 employees from September 2005, bringing headcount at September 30, 2006 to 7,200. The majority of the hires related to growing our sales force in existing lines and establishing new businesses, such as mergers and acquisitions advisory services, as well as growth of our international operations. Other drivers of the increase include acquisitions (European factoring and healthcare), marketing initiatives (particularly in student lending), technology investments and other back office expenses in support of the growth initiatives.

The 2006 year-to-date expense includes a restructuring charge of $19.6 million. The estimated annual expense reduction from these restructuring activities is approximately $22 million. The 2006 year to date expense also includes $24.7 million relating to the adoption of SFAS 123R, “Share-Based Payment”, which mandates the expensing of stock options. Beyond these factors, salaries and general operating expenses increased in 2006, reflecting higher salaries and other investments made in sales and marketing, including incentive based compensation. While the efficiency ratio was up from 2005 for the quarter and the nine months, it improved (excluding the noteworthy items) sequentially from 46.0% last quarter, as revenue gains outpaced expense growth.

Management is focusing on prospectively improving the efficiency ratio by achieving increased revenue generation associated with new business initiatives and the build-out of our sales force, and by continuing to raise overall operating efficiency through consolidation of certain back office functions along with other expense saving initiatives.

See Note 13 — Severance and Facility Restructuring Reserves for additional information.

32	CIT GROUP INC

INCOME TAXES

Provision for Income Taxes (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Provision for income taxes	$ 39.7	$ 86.8	$ 252.9	$ 357.3
Effective tax rate:
Total provision for income taxes	11.7%	28.5%	24.5%	33.9%
Tax liability reductions / NOL valuation adjustment	(17.5%)	(5.8%)	(6.7%)	(1.7%)
Provision for income taxes excluding liability reductions and NOL valuation adjustment	29.2%	34.3%	31.2%	35.6%

The effective tax rate differs from the U.S. federal tax rate of 35% primarily due to state and local income taxes, an increase in the proportion of foreign earnings taxed at lower rates, as well as permanent differences between book and tax treatment of certain items.

The provision for income taxes for the quarter ended September 30, 2006 benefited from $55.6 million, primarily due to the relocation and funding of certain aerospace assets to lower tax jurisdictions, resulting in a release of deferred income tax liabilities. The year to date 2006 provision also included the $10.0 million reversal of previously established state NOL valuation allowances, reflecting management’s updated assessment with respect to higher expected loss utilization, and $8.0 million in additional tax expense, including an amount relating to the enactment of a tax law change during the second quarter of 2006 that reduced benefits relating to certain leveraged lease transactions. The provision for income taxes for the quarter ended September 30, 2005 benefited from a $17.6 million tax liability reversal, resulting from a favorable opinion received from local (international) tax authorities. The lower 2006 effective tax rates, excluding the reversals and liability releases, reflect our strategy to relocate and fund certain aerospace assets offshore, coupled with improved international earnings and reduced state and local income taxes. We expect our effective tax rate excluding the items discussed above to approximate 30.5% for the full year.

We have U.S. federal net operating losses (NOL’s) of approximately $775 million as of December 31, 2005, which expire in various years beginning in 2011. In addition, we have various state NOL’s that will expire in various years beginning in 2006. Federal and state operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to fully utilize these federal loss carryforwards. Accordingly, we do not believe a valuation allowance is required with respect to these federal NOL’s. However, based on management’s assessment as to realizability, the net deferred tax liability includes a valuation allowance of approximately $9.0 million as of September 30, 2006 relating to state NOL’s.

We have open tax years in the U.S., Canada and other jurisdictions that are currently under examination by the applicable taxing authorities, and certain tax years that may in the future become subject to examination. Management regularly evaluates the adequacy of our related tax reserves, taking into account our open tax return positions, tax assessments received, tax law changes and third-party indemnifications. We believe that our tax reserves are appropriate. The final determination of tax audits could affect our tax reserves.

See “Non-GAAP Financial Measurements” for additional information.

Item 2: Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

RESULTS BY BUSINESS SEGMENT

The presentation of segment results that follows, which is consistent with our internal management reporting, reflects certain expenses that are not allocated to the operating segments. These unallocated expenses, which are reported in Corporate and Other, consist primarily of the following: (1) the difference between the CIT consolidated provision for credit losses and actual charge-offs as the segment results generally include only net charge-offs; (2) equity-based compensation, including expenses relating to restricted stock awards, performance-based restricted stock awards and stock options; and (3) a portion of the total funding costs, as the segment interest expense is based upon matched funding of assets and liabilities from an interest rate and maturity perspective, with the difference between the combined segment interest expense and the CIT consolidated interest expense reflected in Corporate and Other. The individual segment results are based on different leverage ratios as described below and do not include the unallocated corporate expenses. Therefore, the segment operating results and returns should be evaluated in this context.

We measure segment performance using risk-adjusted capital, applying different leverage ratios to each business to allocate capital based on market criteria and inherent differences in risk levels. The capital allocations reflect the relative risk of individual asset classes within the segments and range from approximately 2% of managed assets for U.S. government guaranteed education loans to approximately 15% of managed assets for longer-term assets such as aerospace. The current targeted risk-adjusted capital allocations by segment (as a percentage of average managed assets) are as follows: Vendor Finance, 9%, Consumer and Small Business Lending, 5%, Trade Finance and Corporate Finance, 10%, and Transportation Finance, 14%. As discussed in Risk Management, we continue to advance our capital allocation disciplines by implementing processes and systems which drive risk-based capital allocations down to the transactional level. Therefore, the current segment capital allocation percentages may be refined prospectively. We expect the refined sub-segment allocation percentages to range between 1% and 20%.

Results by Business Segment (dollars in millions)

Quarters Ended September 30,	2006				2005
	Net Income	Return on AMA		Return on Risk-Adjusted Capital	Net Income	Return on AMA	Return on Risk-Adjusted Capital
Vendor Finance	$ 66.1	2.09%		23.5%	$ 59.5	1.78%	19.9%
Consumer and Small Business Lending	48.3	0.97%		16.7%	25.4	0.74%	11.4%

Total Specialty Finance	114.4	1.40%		20.0%	84.9	1.26%	16.1%

Corporate Finance	93.3	1.90%		17.6%	68.3	1.71%	16.4%
Transportation Finance	100.6	3.66%		26.8%	5.8	0.23%	1.7%
Trade Finance	42.6	5.92%		24.8%	48.4	6.50%	27.2%

Total Commercial Finance	236.5	2.82%		22.0%	122.5	1.69%	13.0%

Corporate, including certain charges	(60.1)	(0.3	7)%	—	4.0	0.03%	—

Total	$ 290.8	1.76%		16.9%	$211.4	1.51%	13.8%

Nine Months Ended September 30,	2006				2005
	Net Income	Return on AMA		Return on Risk-Adjusted Capital	Net Income	Return on AMA	Return on Risk-Adjusted Capital
Vendor Finance	$ 221.7	2.29%		25.8%	$193.7	1.91%	21.1%
Consumer and Small Business Lending	110.4	0.79%		13.4%	73.2	0.80%	12.3%

Total Specialty Finance	332.1	1.41%		19.5%	266.9	1.38%	17.6%

Corporate Finance	240.5	1.76%		16.2%	208.9	1.71%	16.4%
Transportation Finance	225.2	2.79%		20.4%	71.3	0.99%	7.4%
Trade Finance	128.7	6.55%		26.0%	128.3	6.32%	25.8%

Total Commercial Finance	594.4	2.51%		19.3%	408.5	1.90%	14.9%

Corporate, including certain charges	(170.0)	(0.3	6)%	—	12.7	0.03%	—

Total	$ 756.5	1.60%		15.1%	$688.1	1.68%	14.8%

The comparisons with 2005 were generally favorable, as all segments, with the exception of Trade Finance (due to increased charge-offs), reported improved net income from 2005. The increase in Transportation Finance net income from 2005 reflected the current year deferred tax liability release and the prior year charge related to the disposition of out-of-production aircraft.

In contrast to the prior year, corporate and other expenses offset the stronger segment performances and reduced return on equity by approximately 4% for both the quarter and the nine months. The table below summarizes the components of Corporate.

See Note 4 — Business Segment Information for quarter and year to date segment-related financial information.

34	CIT GROUP INC

Corporate (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Unallocated expenses	$(43.1)	$(26.7)	$(120.6)	$(53.7)
Real estate investment gain	—	69.7	—	69.7
Hurricane charges	—	(25.6)	—	(25.6)
Restructuring charge	(5.5)	—	(12.4)	(15.4)
Stock option expense	(4.0)	—	(14.4)
Preferred stock dividends	(7.5)	(5.2)	(22.7)	(5.2)
(Loss) gain on derivatives	—	(8.1)	—	37.3
Venture capital operating income / (losses)(1)	—	(0.1)	0.1	5.6

Total	$(60.1)	$ 4.0	$(170.0)	$ 12.7

(1)	Venture capital operating income / (losses) include realized and unrealized losses related to venture capital investments, as well as interest costs and other operating expenses associated with these investments.
See “Non-GAAP Financial Measurements” for additional information.

The increase in unallocated corporate expenses from 2005 was due primarily to higher unallocated funding costs and increased equity-based compensation, as well as the prior year gains on derivatives for the nine months and on the sale of a real estate investment for the quarter and nine months. The higher corporate funding expense reflects the longer term of our liabilities, as we extended the debt maturities in 2005. As mentioned previously, consistent with our internal management reporting, this incremental expense is not charged to the segments. The increased unallocated expense also includes provisions to increase the credit loss reserve.

The prior year derivative amounts related to certain derivative contracts that were terminated in, or had matured by, the fourth quarter of 2005.

Results by business segment are discussed in more detail below.

Vendor Finance

•	Net income improved 11% and 14% for the 2006 third quarter and nine months from the prior year periods on continued strong results in the international operations.
•	Total net revenues (net finance revenue after depreciation expense on operating lease equipment and other revenue) increased 18% (7% excluding a 2005 charge related to receivables transferred to held for sale) and 10% (6%) for the third quarter and the nine months, reflecting strong other revenue from asset sale and syndication activity in our global operations. The net finance revenue decline from the prior year periods reflects lower asset levels, including the fourth quarter 2005 sale of high margin, non-strategic assets.
•	Credit metrics remained stable. Net charge-offs improved from last year in the U.S., offset by higher credit costs in the international operations. Both delinquencies and non-performing metrics were relatively flat with last quarter and down from last year.
•	Return on risk-adjusted capital improved from 2005, reflecting the net income improvement.

Consumer and Small Business Lending

•	Net income increased 90% and 51% for the 2006 third quarter and nine months from the prior year periods, reflecting earnings improvement in all businesses — home lending, student lending and small business lending.
•	Total net revenues increased 40% and 36% for the quarter and nine months primarily due to loan sales and syndications. The increase in net finance revenue reflected strong asset growth, though as a percentage of assets, net finance revenue declined from 2005 due to the proportion of lower-risk student lending growth.
•	We grew the deposit funding at CIT Bank by $800 million during the quarter to $2.2 billion, slightly ahead of our plans. These deposits are primarily fixed rate and broker-originated.
•	Net charge-offs were down 12 and 17 basis points from last year for the 2006 third quarter and nine months, primarily due to improvements in Small Business Lending. Home lending charge-offs as a percentage of receivables were essentially flat with last year.
•	Third quarter return on risk-adjusted capital was up considerably from prior periods, reflecting the strong earnings.

Corporate Finance

•	Net income improved 37% and 15 % from 2005 for the 2006 third quarter and nine months, reflecting very strong other revenue and low charge-offs. The prior year second quarter results included a $22 million pretax gain from the strategic sale of business aircraft assets.
•	Total net revenues increased 43% and 19% (24% excluding the business aircraft sale gain) reflecting higher fees, including syndication and participation fees in communications, media and entertainment (CM&E) and healthcare, along with higher advisory fees. Net finance revenue as a percentage of assets was essentially flat with 2005.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	35

•	The provision for credit losses continued to benefit from the recovery of prior charge-offs. Recoveries were $12.7 million and $31.1 million for the quarter and nine months, up $6.7 million and $18.5 million from the prior year. See Credit Metrics for discussion of delinquency and non-performing assets trends.
•	Excluding the business aircraft sale, return on risk-adjusted capital improved for all periods presented.

Transportation Finance

•	Net income improved significantly from the prior year due to the current quarter tax liability release ($55.6 million) relating to the transfer and funding of certain aerospace assets offshore and the third quarter 2005 charge ($86.6 million pretax) related to out-of-production aircraft. Excluding these factors, results reflected: (1) an increase in operating lease net revenues (operating lease rental income less the related equipment depreciation expense), including strong aerospace rental prepayment fees and recoveries of past due rents from U.S. commercial airlines in the first quarter of 2006; (2) increased other revenue, including the second quarter gain relating to insurance proceeds on an aircraft lost on the ground in a casualty event; and (3) a significant reduction in the effective tax rate due to the continued relocation of aircraft to Ireland. See Income Taxes for additional discussion.
•	Total net revenues were $61.8 million for the quarter ($82.6 million excluding the loss on aircraft engines transferred to held for sale and a debt prepayment charge incurred in conjunction with the transfer of aircraft to our Irish service center) versus $73.3 million last year (excluding the charge related to out-of-production aircraft).
•	Credit metrics remained strong. There were no charge-offs for the quarter, and delinquency and non-performing assets declined from 2005, as the prior year included amounts related to two large bankrupt carriers.
•	Aircraft and rail demand remains solid as all commercial aircraft are on contract and rail utilization is high. During the quarter we committed to the purchase of 19 additional commercial aircraft. See Note 11 – Commitments and Contingencies for additional information.
•	Excluding the noteworthy items discussed above, return on risk-adjusted capital for the third quarter was 15.4% versus 12.0% last year.

Trade Finance

•	Net income fell 12% for the third quarter and was essentially flat with 2005, reflecting the write down of a large account that was put on non-accrual last quarter.
•	Total net revenues increased 4% and 6% for the third quarter and the nine months, reflecting stronger interest income and higher volume levels. Aided by an acquisition during the second quarter, the proportion of international factoring volume was up from the prior year. Commission income declined slightly from 2005, as lower rates offset the higher volume.
•	Delinquency and non-performing accounts, though down from last quarter, increased from September 2005. This trend is discussed in Credit Metrics.
•	Return on risk adjusted capital, at 26% for the nine months, was flat with 2005.

Effective January 1, 2006, we realigned selected business operations to better serve our clients, as summarized below. Prior periods have been conformed to the current period presentation, except for the diversified portfolio transfer noted below, as we determined that it was impracticable to do so in accordance with SFAS 131.

•	The Small Business Lending unit ($1.1 billion in finance receivables at September 30, 2006 and $1.2 billion at transfer) was transferred from Specialty Finance’s Vendor Finance to Consumer and Small Business Lending, reflecting commonalities with our home lending and student loan businesses.
•	Consistent with our strategic focus on industry alignment, a majority of the former Equipment Finance segment was consolidated into our Corporate Finance segment, and a $350 million diversified industry portfolio within the former Equipment Finance segment was transferred to Vendor Finance. This combination will allow us to provide corporate clients access to the full complement of CIT’s products and services.

We have also made name changes to clarify the market focus of our segments.

•	Specialty Finance — Commercial was renamed Vendor Finance
•	Specialty Finance — Consumer was renamed Consumer and Small Business Lending
•	Commercial Services was renamed Trade Finance and is comprised primarily of our factoring operation
•	Capital Finance was renamed Transportation Finance

Our Report on Form 10-K for the period ended December 31, 2005 was updated for these segment reporting changes on Form 8-K dated May 31, 2006.

36	CIT GROUP INC

FINANCING AND LEASING ASSETS

Financing and Leasing Assets by Segment (dollars in millions)

	September 30, 2006	December 31, 2005	Percentage Change
Vendor Finance
Finance receivables	$ 7,199.3	$ 7,264.4	(0.9)%
Operating lease equipment, net	979.4	1,049.5	(6.7)%
Financing and leasing assets held for sale	627.3	720.3	(12.9)%

Owned assets	8,806.0	9,034.2	(2.5)%
Finance receivables securitized and managed by CIT	3,830.4	3,921.6	(2.3)%

Managed assets	12,636.4	12,955.8	(2.5)%

Consumer and Small Business Lending
Finance receivables — home lending	9,800.4	8,199.7	19.5%
Finance receivables — student lending	7,772.1	5,051.0	53.9%
Finance receivables — small business lending	1,112.7	1,238.6	(10.2)%
Finance receivables — other	490.4	302.9	61.9%
Financing and leasing assets held for sale	570.3	496.2	14.9%

Owned assets	19,745.9	15,288.4	29.2%
Home lending finance receivables securitized and managed by CIT	675.2	838.8	(19.5)%

Managed assets	20,421.1	16,127.2	26.6%

Corporate Finance
Finance receivables	17,774.1	13,652.5	30.2%
Operating lease equipment, net	170.4	177.7	(4.1)%
Finance receivables held for sale	422.3	253.5	66.6%

Owned assets	18,366.8	14,083.7	30.4%
Finance receivables securitized and managed by CIT	2,005.0	2,525.3	(20.6)%

Managed assets	20,371.8	16,609.0	22.7%

Transportation Finance
Finance receivables	1,527.1	1,895.4	(19.4)%
Operating lease equipment, net	9,322.7	8,408.5	10.9%
Financing and leasing assets held for sale	148.6	150.3	(1.1)%

Owned assets	10,998.4	10,454.2	5.2%

Trade Finance
Finance receivables	7,484.9	6,690.0	11.9%

Other — Equity Investments	28.0	30.2	(7.3)%

Managed assets	$71,940.6	$62,866.4	14.4%

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	37

Total Managed Assets (dollars in billions)

$80
60
40
20
0
$62.9
$7.3
$55.6
$71.9
$6.5
$65.4
December 2005
September 2006
Finance receivables securitized and managed by CIT
Owned assets

Managed assets were $71.9 billion at September 30, 2006, up 14.4% from year-end. We launched several initiatives in 2005 to grow our business: expanding our sales force, broadening our customer market reach via industry vertical alignment, improving our access to certain higher growth industries such as healthcare and student lending, and improving our syndication and capital markets capabilities. This year we continued enhancing our distribution capabilities to complement our origination capabilities. We saw strong balance sheet growth, and assets were up 6% from last quarter based upon strong originations coupled with high loan syndications and sales. This quarter, we syndicated $1.8 billion of commercial loans, which was nearly double the prior quarter volume. In the consumer segment, loan sales were up 30%. A summary of 2006 activity follows:

Vendor Finance — managed assets were down slightly from last year-end on lower U.S. vendor receivables, partially offset by continued international growth. Managed assets related to the U.S. Dell program declined approximately 19% to $3.7 billion from September 2005, due to the combination of a decline from 2005 in the overall Dell financed sales volume coupled with Dell exercising its right to purchase a portion of the receivables originated by the DFS joint venture.

Consumer and Small Business Lending — the growth for the nine months of 2006 included $2.7 billion from Student Loan Xpress and $1.8 billion from home lending. Student Loan Xpress assets have increased 76% from last September.

Corporate Finance — managed assets grew $3.8 billion or 22.7% to $20.4 billion from last year-end, with strength in healthcare, communications, media & entertainment and business capital. The increase in held for sale assets reflects our on-going capital optimization initiatives. The majority of syndication activity for the period was in this segment, dampening portfolio growth.

Transportation Finance — during the nine months, we took delivery and placed eleven new aircraft from our order book. We had no commercial off-lease aircraft, down from ten at year-end 2005. Rail demand remains strong, with our fleet virtually fully utilized.

Trade Finance — owned assets increased from year-end, due to seasonal increase and a $165 million European acquisition last quarter.

See Non-GAAP Financial Measurements for reconciliation of Managed Assets.

BUSINESS VOLUMES

Total Business Volumes (dollars in millions)
For the Quarters and Nine Months Ended September 30,

$12,000
10,000
8,000
6,000
4,000
2,000
0
$7,875.2
$11,010.0
2005
2006

$35,000
28,000
21,000
14,000
7,000
0
$21,578.4
$29,716.7
2005
2006

Business Volumes (excluding factoring, dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Vendor Finance	$ 2,039.0	$2,622.3	$ 6,052.0	$ 7,224.5
Consumer and Small Business Lending	4,251.0	2,656.3	11,569.2	6,745.6
Corporate Finance	4,261.1	1,926.7	10,353.8	6,045.4
Transportation Finance	458.9	669.9	1,741.7	1,562.8

Total new business volume	$11,010.0	$7,875.2	$29,716.7	$21,578.3

Origination volume for the quarter and nine months ended September 30, 2006, excluding factoring volume, increased 39.8% and 37.7% from the prior year’s periods due to strong originations across our businesses as a result of our investment in growing our sales force. We achieved record quarterly new business volume in our healthcare, home lending and student loan businesses, a direct result of recent sales initiatives.

38	CIT GROUP INC

Vendor Finance — excluding Dell U.S., vendor volume increased 7% and 16% worldwide over the 2005 quarter and nine months, but new business volume in total was down from last year. These increases are a result of additional new vendors and increased penetration of existing relationships around the world. Dell volume in the U.S. declined 44% and 40% for the quarter and nine months (to $0.8 billion and $2.5 billion) as explained on the preceding page in the managed assets analysis.

Consumer and Small Business Lending — new business volume increased $1.6 billion (60%) over last year quarter on strong consolidation loan originations at Student Loan Xpress. Student Loan Xpress is a preferred lender to over 1,200 schools, up 47% from last year.

Corporate Finance — volume was strong across all of the businesses and up over 100% from last year. Growth included a number of long-term care, syndication, business capital, sports and entertainment transactions.

Transportation Finance — new business volume in Rail was down $0.2 billion from last year quarter, partially offset by a moderate growth in Aerospace. Year-over-year volume increase for the nine month period reflected additional aircraft funding.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 4.7% of our total financing and leasing assets at September 30, 2006 (the largest account being less than 1.0%) and 4.5% at year-end. The largest accounts primarily consist of companies in the transportation, retail and energy industries.

In July 2006, non-recourse debt associated with leveraged leases on two collateralized power generation facilities was refinanced. In connection with the transaction, the lessee affirmed the related leases and cured existing defaults. See Reserve for Credit Losses for discussion of another transaction with the same lessee.

OPERATING LEASES

Operating Leases Portfolio (dollars in millions)

	September 30, 2006	December 31, 2005
Transportation Finance — Aerospace	$ 5,912.5	$5,327.1
Transportation Finance — Rail and Other
	3,410.2	3,081.4
Specialty Finance — Vendor Finance	979.4	1,049.5
Corporate Finance	170.4	177.7

Total	$10,472.5	$9,635.7

We strive to maximize the profitability of the lease equipment portfolio by balancing equipment utilization levels with market rental rates and lease terms.

The increases in the Transportation Finance — Aerospace portfolio reflect deliveries of eleven new commercial aircraft from our order book, as well as the purchase of three other similar, new aircraft. The increase in rail and other was due to the reclassification of railcars formerly under leveraged leases coupled with strong first quarter rail volume. Railcar utilization remains high with approximately 97% of our fleet in use.

See Risk Management for additional information regarding commercial aircraft purchase commitments.

LEVERAGED LEASES

Leveraged Lease Portfolio (dollars in millions)

	September 30, 2006	December 31, 2005
Project finance	$202.5	$ 360.1
Commercial aerospace — non-tax optimized
	148.2	232.1
Commercial aerospace — tax optimized	68.2	135.2
Rail	123.9	260.8
Other	129.4	32.5

Total leveraged lease transactions	$672.2	$1,020.7

As a percentage of finance receivables	1.3%	2.3%

As a percentage of finance receivables
excluding student lending	1.5%	2.6%

The major components of net investments in leveraged leases include: 1) project finance transactions, primarily in the power and utility sectors; 2) commercial aerospace transactions, including tax-optimized leveraged leases, which generally have increased risk of loss in default for lessors in relation to conventional lease structures due to additional leverage and the recourse of the third-party lender to the equipment in these transactions; and 3) rail transactions. The reduction in the project finance balance reflects the previously discussed refinancing of two power generation facilities, which resulted in the classification of these transactions as conventional capital leases. The decline in the aerospace balances generally reflects the reclassification to operating leases in conjunction with our initiative to relocate and fund certain assets overseas. The decline in the rail balance is due to the remarketing of the equipment under operating lease agreements at the expiration of the original lease transactions.

JOINT VENTURE RELATIONSHIPS

Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya are among our largest alliances. We have multiple program agreements with Dell, the largest of which is Dell Financial Services (DFS), covering originations in the U.S. The agreements provide Dell with the option to purchase CIT’s 30% interest in DFS in February 2008 and extends CIT’s right to purchase a percentage of DFS finance receivables through January 2010. The joint venture agreement with Snap-on runs through until January 2009. The Avaya agreement, which relates to profit-sharing on a CIT direct origination program, was extended during the second quarter of 2006, until September 2009, pursuant to a renewal provision in the agreement.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	39

Our financing and leasing assets include amounts related to the Dell, Snap-on, and Avaya joint venture programs. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities.

Returns relating to the joint venture relationships (i.e., net income as a percentage of average managed assets) for the 2006 quarter were comparable to the Vendor Finance segment returns. A significant reduction in origination volumes from any of these alliances could have a material impact on our asset and net income levels. For additional information regarding certain of our joint venture activities, see Note 9 — Certain Relationships and Related Transactions.

Joint Venture Relationships (dollars in millions)

	September 30, 2006	December 31, 2005
Owned Financing and Leasing Assets
Dell U.S.	$1,328.8	$1,986.3
Dell — International	1,597.2	1,528.3
Snap-on	1,004.1	1,035.7
Avaya Inc.	480.6	563.0
Securitized Financing and Leasing Assets
Dell U.S.	$2,412.1	$2,526.1
Dell — International	123.5	34.2
Snap-on	43.5	55.4
Avaya Inc.	453.6	460.5

GEOGRAPHIC COMPOSITION

Geographic Concentrations by Obligor

	September 30, 2006	December 31, 2005
State
California	9.3%	9.8%
New York	7.3%	6.7%
Texas	7.2%	7.5%
All other states	55.3%	54.9%

Total U.S.	79.1%	78.9%

Country
Canada	5.7%	6.1%
England	3.3%	3.5%
Mexico	1.1%	0.9%
Germany	1.1%	0.8%
France	1.0%	1.1%
Australia	1.0%	1.0%
China	0.9%	1.0%
All other countries	6.8%	6.7%

Total International	20.9%	21.1%

The table summarizes significant state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our owned financing and leasing portfolio assets. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

40	CIT GROUP INC

INDUSTRY COMPOSITION

Our industry composition is detailed in Note 5 — Concentrations. We believe the following discussions, covering certain industries, are of interest to investors.

Aerospace

Aerospace (dollars in millions)

Commercial Aerospace Portfolio:

	September 30, 2006		December 31, 2005
	Net Investment	Number	Net Investment	Number
By Region:
Europe	$2,762.1	87	$2,348.4	75
U.S. and Canada	887.3	36	1,243.6	62
Asia Pacific	1,494.3	50	1,569.0	52
Latin America	849.9	28	533.7	20
Africa / Middle East	363.6	9	257.2	6

Total	$6,357.2	210	$5,951.9	215

By Manufacturer:
Airbus	$3,507.3	93	$3,269.0	84
Boeing	2,832.3	114	2,644.6	124
Other	17.6	3	38.3	7

Total	$6,357.2	210	$5,951.9	215

By Body Type(1):
Narrow body	$4,918.6	171	$4,331.0	165
Intermediate	1,243.0	26	1,347.2	27
Wide body	178.0	10	235.4	16
Other	17.6	3	38.3	7

Total	$6,357.2	210	$5,951.9	215

By Product:
Operating lease	$5,883.0	189	$5,327.1	182
Leverage lease (other)	148.2	5	232.1	10
Leverage lease (tax optimized)	68.2	2	135.2	7
Capital lease	155.6	6	67.7	3
Loan	102.2	8	189.8	13

Total	$6,357.2	210	$5,951.9	215

Other Data:
Off-lease aircraft	—		10
Number of accounts	94		93
Weighted average age of fleet (years)	6		6
Largest customer net investment	$ 291.6		$ 277.3
(1)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	41

Our commercial and regional aerospace portfolios are in the Transportation Finance segment. The commercial aircraft all comply with Stage III noise regulations. Generally, we write leases for terms between three and five years. The increase in the portfolio balance was due to new aircraft deliveries.

Our top five commercial aerospace exposures totaled $1,147.4 million at September 30, 2006. Four of the top five exposures are to carriers outside of the U.S. The largest exposure to a U.S. carrier at September 30, 2006 was $197.2 million.

The regional aircraft portfolio at September 30, 2006 consisted of 69 planes with a net investment of $173.4 million. The carriers are primarily located in North America and Europe. Loans make up approximately 52% of the portfolio, operating leases account for about 35% of the portfolio, and the remaining are capital leases. At December 31, 2005, the portfolio consisted of 104 planes with a net investment of $275.3 million.

At September 30, 2006, no commercial aircraft was off-lease. Within the regional aircraft portfolio at September 30, 2006, there was one aircraft off-lease.

The following is a list of our exposure to aerospace carriers that have filed for bankruptcy protection and the current status of our aircraft at September 30, 2006:

•	Delta Air Lines — On September 14, 2005, Delta Air Lines announced that it had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. During the fourth quarter of 2005, we charged off $13.2 million. Currently, we have two operating leases for $33.3 million secured by two Boeing aircraft.
•	Northwest Airlines — On September 14, 2005, Northwest Airlines announced that it had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. During the fourth quarter of 2005, we charged off $35.3 million. Currently, our Northwest Airlines exposure includes one operating lease for $8.3 million on a Boeing aircraft.

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

See Note 11 — Commitments and Contingencies for additional information regarding commitments to purchase additional aircraft and Note 5 — Concentrations for further discussion on geographic and industry concentrations.

42	CIT GROUP INC

Home Lending

Managed Home Lending Portfolio Statistics (dollars in millions)

	September 30, 2006	December 31, 2005	September 30, 2005
Portfolio assets	$ 10,072.4	$ 8,335.7	$ 6,886.4
Managed assets	$ 10,747.6	$ 9,174.5	$ 7,797.8
% of first mortgages	89%	92%	92%
Average loan size	$ 120.7	$ 118.3	$ 112.4
Top state concentrations	California, Florida, Texas, New York, Illinois	California, Florida, Illinois, New York, Texas	California, Florida, Ohio, Pennsylvania

Top 5 state concentrations as a % of managed portfolio	44%	42%	42%
Fixed-rate mortgage %	44%	43%	47%
Average loan-to-value	81%	81%	81%

Average FICO score	636	633	631
Delinquencies (sixty days or more)	3.77%	2.89%	3.01%
Net charge-offs	0.87%	0.82%	1.14%

The Consumer Finance home lending business is largely originated through a broker network. As part of originating business through this core channel, we employ an active portfolio management approach, whereby we target desired portfolio mix / risk attributes in terms of product type, lien position, and geographic concentrations, among other factors, resulting in sales of a portion of our originations from time to time to manage our exposure to risk. We supplement business with opportunistic purchases in the secondary market when market conditions are favorable from a credit and price perspective. The trends in the credit metrics for our home lending business reflect seasoning of the portfolio consistent with our expectations based on historical data and growth year over year.

Student Lending (Student Loan Xpress)

The Consumer Finance student lending portfolio, which is marketed as Student Loan Xpress, totaled $8.0 billion at September 30, 2006, representing 12.2% of owned and 11.1% of managed assets. Loan origination volumes were $1.8 billion and $0.9 billion for the quarters ended September 30, 2006 and 2005. Student Loan Xpress has arrangements with certain financial institutions to sell selected loans and works jointly with these financial institutions to promote these relationships.

Student Lending Finance Receivables by Product Type (dollars in millions)

Finance receivables by product type	September 30, 2006	December 31, 2005	September 30, 2005
Consolidation loans	$6,867.5	$4,668.7	$4,121.8
Other U.S. Government guaranteed loans	919.5	568.7	414.8
Private (non-guaranteed) loans and other	207.4	30.4	15.8

Total	$7,994.4	$5,267.8	$4,552.4

Delinquencies (sixty days or more) were $328.3 million, 4.11% of finance receivables at September 30, 2006 and $131.4 million, 2.89% at September 30, 2005.

Top 5 state concentrations (California, New York, Texas, Pennsylvania, and Ohio) represented an aggregate 35% of the portfolio.

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

We have enhanced our credit risk management process by implementing a two-tier risk metrics system to capture and analyze credit risk based on probability of obligor default and loss given default. Probability of default is determined by evaluating the borrower creditworthiness including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. Loss given default ratings, which estimate the loss if an account goes into default, are predicated on transaction structure, collateral valuation and related guarantees (including recourse from manufacturers, dealers or governments).

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

We regularly evaluate the consumer loan portfolio and the small ticket leasing portfolio using past due, vintage curve and other statistical tools to analyze trends and credit performance by transaction type, including analysis of specific credit characteristics and other selected subsets of the portfolios. Adjustments to credit scorecards and lending programs are made when deemed appropriate. Individual underwriters are assigned credit authority based upon their experience, performance and understanding of the underwriting policies and procedures of our consumer and small-ticket leasing operations. A credit approval hierarchy also exists to ensure that an underwriter with the appropriate level of authority reviews all applications.

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

44	CIT GROUP INC

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

Supervision and Oversight

The Corporate Credit Risk Management group, which reports to the Vice Chairman and Chief Lending Officer, oversees and manages credit risk throughout CIT. This group includes senior credit executives in each of the business units. Our Executive Credit Committee includes the Chief Executive Officer, the Chief Lending Officer and members of the Corporate Credit Risk Management group. The committee approves transactions which are outside of established target market definitions and risk acceptance criteria, corporate exceptions as delineated within the individual business unit credit authority and transactions that exceed the business units’ credit authority.

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

Our Capital Committee sets policies, oversees and guides the interest rate and currency risk management process, including the establishment and monitoring of risk metrics, and ensures the implementation of those policies. Other risks monitored by the Capital Committee include derivative counterparty credit risk and liquidity risk. The Capital Committee meets periodically and includes the Chief Executive Officer, Vice Chairman and Chief Financial Officer, Vice Chairman and Chief Lending Officer, Vice Chairman — Specialty Finance, Vice Chairman — Commercial Finance, Treasurer, and Controller.

Interest Rate and Foreign Exchange Risk Management

Interest Rate Risk Management — We monitor our interest rate sensitivity on a regular basis by analyzing the impact of interest rate changes upon the financial performance of the business. We also consider factors such as the strength of the economy, customer prepayment behavior and re-pricing characteristics of our assets and liabilities.

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

An immediate hypothetical 100 basis point increase in the yield curve on October 1, 2006 would reduce our net income by an estimated $12 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in our net income of a like amount. A 100 basis point increase in the yield curve on October 1, 2005 would have reduced our net income by an estimated $14 million after tax, while a corresponding decrease in the yield curve would have increased our net income by a like amount.

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

An immediate hypothetical 100 basis point increase in the yield curve on October 1, 2006 would increase our economic value by $213 million before income taxes. A 100 basis point increase in the yield curve on October 1, 2005 would have increased our economic value by $80 million before income taxes.

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

	Before Swaps		After Swaps
Quarter Ended September 30, 2006
Commercial paper, variable-rate senior notes and secured borrowings	$27,298.6	5.40%	$30,018.2	5.46%
Fixed-rate senior and subordinated notes and deposits	27,041.3	5.85%	24,321.7	5.92%

Composite	$54,339.9	5.62%	$54,339.9	5.66%

Quarter Ended September 30, 2005
Commercial paper, variable-rate senior notes and secured borrowings	$21,618.6	3.71%	$25,352.5	3.99%
Fixed-rate senior and subordinated notes and deposits	22,121.4	5.36%	18,387.5	5.28%

Composite	$43,740.0	4.55%	$43,740.0	4.53%

Nine Months Ended September 30, 2006
Commercial paper, variable-rate senior notes and secured borrowings	$25,746.8	5.05%	$29,039.0	5.14%
Fixed-rate senior and subordinated notes and deposits	25,256.4	5.61%	21,964.2	5.61%

Composite	$51,003.2	5.33%	$51,003.2	5.35%

Nine Months Ended September 30, 2005
Commercial paper, variable-rate senior notes and secured borrowings	$20,077.7	3.32%	$23,931.9	3.64%
Fixed-rate senior and subordinated notes and deposits	22,144.4	5.29%	18,290.2	5.12%

Composite	$42,222.1	4.36%	$42,222.1	4.28%

The weighted average interest rates before swaps do not necessarily reflect the interest expense that we would have incurred over the life of the borrowings had we managed the interest rate risk without the use of such swaps.

We offer a variety of financing products to our customers, including fixed and floating-rate loans of various maturities and currency denominations, and a variety of leases, including operating leases. Changes in market interest rates, relationships between short-term and long-term market interest rates, or relationships between different interest rate indices (i.e., basis risk) can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, and can result in an increase in interest expense relative to finance income. We measure our asset/liability position in economic terms through duration measures and sensitivity analysis, and we measure the effect on earnings using maturity gap analysis. Our asset portfolio is generally comprised of loans and leases of short to intermediate term. As such, the duration of our asset portfolio is generally less than three years. We target to closely match the duration of our liability portfolio with that of our asset portfolio. As of September 30, 2006, our liability portfolio duration was slightly longer than our asset portfolio duration.

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

46	CIT GROUP INC

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

The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

	Before Swaps		After Swaps
	Fixed rate	Floating rate	Fixed rate	Floating rate
September 30, 2006
Assets	52%	48%	52%	48%
Liabilities	53%	47%	49%	51%
December 31, 2005
Assets	49%	51%	49%	51%
Liabilities	50%	50%	44%	56%

Total interest sensitive assets were $61.6 billion and $51.9 billion at September 30, 2006 and December 31, 2005. Total interest sensitive liabilities were $54.8 billion and $45.6 billion at September 30, 2006 and December 31, 2005.

Foreign Exchange Risk Management — To the extent local foreign currency borrowings are not raised, CIT utilizes foreign currency exchange forward contracts to hedge or mitigate currency risk underlying foreign currency loans to subsidiaries and the net investments in foreign operations. These contracts are designated as foreign currency cash flow hedges or net investment hedges and changes in fair value of these contracts are recorded in other comprehensive income along with the translation gains and losses on the underlying hedged items. Translation gains and losses of the underlying foreign net investment, as well as offsetting derivative gains and losses on designated hedges, are reflected in other comprehensive income in the Consolidated Balance Sheet.

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

Other Market Risk Management — CIT has entered into credit default swaps to economically hedge certain CIT credit exposures. These swaps do not meet the requirements for hedge accounting treatment and therefore are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the consolidated statement of income. See Note 8 — Derivative Financial Instruments for further discussion, including notional principal balances of interest rate swaps, foreign currency exchange forward contracts, cross-currency swaps, credit default swaps and other derivative contracts.

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

Outstanding commercial paper totaled $4.7 billion at September 30, 2006, compared with $5.2 billion at December 31, 2005. Our targeted U.S. program size remains at $5.0 billion in addition to programs targeted to aggregate $500 million in Canada and Australia. Our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper. We have aggregate bank facilities of $6.3 billion in multi-year facilities. We also maintain committed bank lines of credit to provide backstop support of commercial paper borrowings and local bank lines to support our international operations.

During the current quarter, we grew deposits at CIT Bank, a Utah industrial bank, by approximately $815 million to $2.2 billion. This action represents further execution on our liquidity risk management plan to broaden our funding sources and decrease our reliance on capital markets. Our plan is to fund a portion of the Bank’s assets, which include a portion of the home lending and student lending portfolios, with Bank deposits. Our longer-term goal is to have 10% of our total funding base from Bank deposits.

We maintain registration statements with the Securities and Exchange Commission (SEC) covering debt securities that we may sell in the future. At September 30, 2006, we had $5.7 billion and Euros 1.9 billion of registered, but unissued, debt securities available under existing shelf registration statements, under which we may issue debt securities and other capital market securities. Term-debt issued during third quarter 2006 totaled $5.4 billion: $3.0 billion in variable-rate medium-term notes and $2.4 billion in fixed-rate notes. Consistent with our strategy of managing debt refinancing risk, the weighted average maturity of term-debt issued in 2006 was approximately five years. Included with the fixed rate notes are issuances under a retail note program in which we offer fixed-rate senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During the quarter, we issued $0.3 billion under this program having maturities of between 2 and 15 years. As part of our strategy to further diversify our funding sources, $0.7 billion of foreign currency denominated debt was issued during the September 2006 quarter. We plan on continuing to utilize diversified sources of debt funding to meet our strategic global growth initiatives.

To further strengthen our funding capabilities, we maintain committed asset-backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home lending receivables and trade accounts receivable. While these are predominately in the U.S., we also maintain facilities for Canadian domiciled assets. As of September 30, 2006, we had approximately $5.1 billion of availability in our committed asset-backed facilities and $4.0 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability as outlined in the following table:

Liquidity Measurements

Liquidity Measurement	Current Target	September 30, 2006	December 31, 2005
Commercial paper to total debt	Maximum of 15%	8%	11%
Short-term debt to total debt	Maximum of 35%	20%	29%
Bank lines to commercial paper	Minimum of 100%	150%	131%
Aggregate alternate liquidity * to short-term debt	Minimum of 100%	139%	110%
*	Aggregate alternate liquidity includes available bank facilities, asset-backed facilities and cash.

48	CIT GROUP INC

Credit Ratings

	Short-Term	Long-Term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Positive
Fitch	F1	A	Stable
DBRS	R-1L	A	Positive

Our credit ratings are an important factor in meeting our earnings and net finance revenue targets as better ratings generally correlate to lower cost of funds (see Net Finance Revenue, interest expense discussion). The following credit ratings have been in place since September 30, 2002 with the exception of the “positive” outlooks that were upgraded from “stable” in 2006:

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

The following tables summarize significant contractual payments and projected cash collections, and contractual commitments at September 30, 2006:

Payments and Collections by Twelve Month Periods Ending September 30, (dollars in millions)(1)

	Payments and Collections by Twelve Month Periods Ending September 30,
	Total	2007	2008	2009	2010	2011+
Commercial Paper	$ 4,662.5	$ 4,662.5	$ —	$ —	$ —	$ —
Deposits	2,210.3	781.7	921.6	337.0	75.4	94.6

Variable-rate senior unsecured notes	18,376.0	3,492.2	7,188.5	4,397.8	249.0	3,048.5
Fixed-rate senior unsecured notes	26,802.1	2,811.4	2,504.5	2,212.2	2,627.3	16,646.7

Non-recourse, secured borrowings	4,463.4	1,001.4	2.8	276.3	—	3,182.9
Preferred capital security	250.7	—	—	—	—	250.7
Lease rental expense	380.0	52.3	46.8	34.4	26.0	220.5

Total contractual payments	57,145.0	12,801.5	10,664.2	7,257.7	2,977.7	23,443.9

Finance receivables(2)	53,161.0	13,336.5	5,023.6	4,023.8	3,108.2	27,668.9
Operating lease rental income	4,668.3	1,277.9	1,166.4	861.6	580.2	782.2
Financing and leasing assets held for sale(3)	1,768.5	1,768.5	—	—	—	—
Cash — current balance	3,344.3	3,344.3	—	—	—	—
Retained interest in securitizations and other investments	1,146.1	632.2	243.0	126.0	39.6	105.3

Total projected cash collections	64,088.2	20,359.4	6,433.0	5,011.4	3,728.0	28,556.4

Net projected cash collections (payments)	$ 6,943.2	$ 7,557.9	$(4,231.2)	$(2,246.3)	$ 750.3	$ 5,112.5

(1)	Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.
(2)	Based upon contractual cash flows; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.
(3)	Based upon management’s intent to sell rather than contractual maturities of underlying assets.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	49

Commitment Expirations and Fundings by Twelve Month Periods Ending September 30, (dollars in millions)

	Commitment Expiration by September 30,
	Total	2007	2008	2009	2010	2011+
Credit extensions	$10,468.1	$1,803.2	$ 994.8	$1,196.1	$1,275.5	$5,198.5
Aircraft purchases	4,864.0	1,143.0	1,520.0	1,077.0	—	1,124.0
Letters of credit	982.8	970.4	12.3	0.1	—	—
Sale-leaseback payments	715.9	53.2	53.2	53.2	53.2	503.1
Manufacturer purchase commitments	1,327.5	740.7	410.1	158.7	18.0	—
Guarantees, acceptances and other recourse obligations	237.6	168.4	11.1	58.1	—	—

Total contractual commitments	$18,595.9	$4,878.9	$3,001.5	$2,543.2	$1,346.7	$6,825.6

During the third quarter of 2006, we committed to the purchase of 19 additional aircraft (14 from Airbus Industrie and 5 from Boeing Company) for an estimated value of approximately $1.6 billion. The purchase commitment for four of the Airbus Industrie aircraft ($0.2 billion) result from the exercise of CIT options to purchase additional aircraft, while the remaining 15 were new orders (10 from Airbus Industrie and 5 from Boeing Company). The aircraft deliveries to CIT are scheduled for 2008 through 2013.

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

Securitized Assets (dollars in millions)

	September 30, 2006	December 31, 2005
Securitized Assets:
Vendor Finance	$3,830.4	$3,921.6
Consumer (Home Lending)	675.2	838.8
Corporate Finance	2,005.0	2,525.3

Total securitized assets	$6,510.6	$7,285.7

Securitized assets as a %
of managed assets	9.0%	11.6%

	Quarters Ended September 30,		Nine Months Ended September 30,
Volume Securitized:	2006	2005	2006	2005
Vendor Finance	$734.1	$1,036.2	$2,374.3	$2,498.5
Corporate Finance	101.9	360.3	265.1	879.7

Total volume securitized	$836.0	$1,396.5	$2,639.4	$3,378.2

50	CIT GROUP INC

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

Accordingly, CIT has no legal obligation to repay the securities in the event of a default by the SPE. CIT retains the servicing rights of the securitized contracts, for which we earn a servicing fee. We also participate in certain “residual” cash flows (cash flows after payment of principal and interest to certificate and/or note holders, servicing fees and other credit-related disbursements). At the date of securitization, we estimate the “residual” cash flows to be received over the life of the securitization, record the present value of these cash flows as a retained interest in the securitization (retained interests can include bonds issued by the SPE, cash reserve accounts on deposit in the SPE or interest only receivables) and typically recognize a gain. Assets securitized are shown in our managed assets and our capitalization ratios on a managed basis.

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

Our retained interests had a carrying value at September 30, 2006 of $1.1 billion. Retained interests are subject to credit and prepayment risk. As of September 30, 2006, approximately 50% of our outstanding securitization pool balances are in conduit structures. Securitized assets are subject to the same credit granting and monitoring processes which are described in the “Credit Risk Management” section.

Key Securitization Assumptions

The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2006 were as follows:

	Commercial Equipment
	Vendor Finance	Corporate Finance
Weighted average prepayment speed	28.48%	9.39%
Weighted average expected credit losses	0.32%	0.55%
Weighted average discount rate	9.00%	9.00%
Weighted average life (in years)	1.32	2.33

The key assumptions used in measuring the fair value of retained interests in securitized assets at September 30, 2006 were as follows:

	Commercial Equipment		Consumer
	Vendor Finance	Corporate Finance	Home Lending and Manufactured Housing	Recreational Vehicles and Boats
Weighted average prepayment speed	32.02%	11.49%	29.23%	21.50%
Weighted average expected credit losses	0.62%	1.46%	1.16%	0.63%
Weighted average discount rate	8.60%	9.20%	13.00%	15.00%
Weighted average life (in years)	1.17	1.50	2.74	2.53

Joint Venture Activities

We utilize joint ventures organized through distinct legal entities to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. The vendor partner and CIT jointly own these distinct legal entities, and there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See disclosure in Note 9 — Certain Relationships and Related Transactions.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	51

CAPITALIZATION

Capital Structure (dollars in millions)

	September 30, 2006	December 31, 2005
Commercial paper, deposits, term debt and secured borrowings	$ 56,514.3	$ 47,612.5

Total common stockholders’ equity	7,013.9	6,418.1
Preferred stock	500.0	500.0

Stockholders’ equity(1)	7,513.9	6,918.1
Preferred capital securities	250.7	252.0

Total capital	7,764.6	7,170.1
Goodwill and other intangible assets	(1,028.0)	(1,011.5)

Total tangible stockholders’ equity and preferred capital securities	6,736.6	6,158.6
Total tangible capitalization	$ 63,250.9	$ 53,771.1

Tangible stockholders’ equity(1) and Preferred Capital Securities to managed assets	9.36%	9.80%
(1)	Stockholders’ equity excludes the impact of the changes in fair values of derivatives qualifying as cash flow hedges and certain unrealized gains or losses on retained interests and investments, as these amounts are not necessarily indicative of amounts that will be realized. See “Non-GAAP Financial Measurements.”

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

52	CIT GROUP INC

STATISTICAL DATA

Net Income as a Percentage of AEA (dollars in millions)

	Nine Months Ended September 30,
	2006	2005
Finance revenue	9.81%	9.29%
Interest expense	4.84%	3.84%

Net finance revenue	4.97%	5.45%
Depreciation on operating lease equipment	1.80%	2.04%

Net finance revenue after depreciation on operating lease equipment	3.17%	3.41%
Provision for credit losses	0.36%	0.46%

Finance revenue, net of interest expense, depreciation and credit provision	2.81%	2.95%
Other revenue	2.10%	2.40%

Total revenue, net of interest expense, depreciation and credit provision	4.91%	5.35%
Salaries and general operating expenses	2.41%	2.30%
Restructuring charges	0.05%	0.07%

Income before provision for income taxes	2.45%	2.98%
Provision for income taxes	(0.60)%	(1.01)%
Minority interest, after tax	(0.01)%	(0.01)%

Net income before preferred stock dividends	1.84%	1.96%
Preferred stock dividends	(0.05)%	(0.01)%

Net income available to common stockholders	1.79%	1.95%

Average Earning Assets	$56,331.0	$47,091.0

`

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

Non-GAAP financial measures disclosed in this report are meant to provide additional information and insight regarding the historical operating results and financial position of the business and in certain cases to provide financial information that is presented to rating agencies and other users of financial information. These measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. See footnotes below the tables that follow for additional explanation of non-GAAP measurements.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	53

Non-GAAP Reconciliations (dollars in millions)

	September 30, 2006	December 31, 2005
Managed assets(1):
Finance receivables	$ 53,161.0	$ 44,294.5
Operating lease equipment, net	10,472.5	9,635.7
Financing and leasing assets held for sale	1,768.5	1,620.3
Equity and venture capital investments (included in other assets)	28.0	30.2

Total financing and leasing portfolio assets	65,430.0	55,580.7
Securitized assets	6,510.6	7,285.7

Managed assets	$ 71,940.6	$ 62,866.4

Earning assets(2):
Total financing and leasing portfolio assets	$ 65,430.0	$ 55,580.7
Credit balances of factoring clients	(4,318.7)	(4,187.8)

Earning assets	$ 61,111.3	$ 51,392.9

Tangible equity(3):
Total equity	$ 7,059.2	$ 6,462.7
Other comprehensive income relating to derivative financial instruments	(30.1)	(27.6)
Unrealized gain on securitization investments	(15.2)	(17.0)
Goodwill and intangible assets	(1,028.0)	(1,011.5)

Tangible common equity	5,985.9	5,406.6
Preferred stock	500.0	500.0
Preferred capital securities	250.7	252.0

Tangible equity	$ 6,736.6	$ 6,158.6

Debt, net of overnight deposits(4):
Total debt	$ 56,484.5	$ 47,864.5
Overnight deposits	(2,349.7)	(2,703.1)
Preferred capital securities	(250.7)	(252.0)

Debt, net of overnight deposits	$ 53,884.1	$ 44,909.4

(1)	Managed assets are utilized in certain credit and expense ratios as expense levels, particularly servicing expenses, and securitization related fees are influenced by the level of managed assets. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.
(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for net finance revenues earned.
(3)	Total tangible stockholders’ equity is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive income/losses and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.
(4)	Debt, net of overnight deposits is utilized in certain leverage ratios. Overnight deposits are excluded from these calculations, as these amounts are retained by the Company to repay debt. Overnight deposits are reflected in both debt and cash and cash equivalents.

54	CIT GROUP INC

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue, excluding certain noteworthy items(5):
Total net revenues (the combination of net finance
revenue after depreciation on operating leases and other revenue)	$ 770.9	$ 655.2	$ 2,226.8	$ 2,054.9
Charges related to transportation assets transferred to held for sale	15.0	86.6	15.0	86.6
Debt termination charge	5.8	—	5.8	—
Gain on sale of real estate investment	—	(115.0)	—	(115.0)
Hurricane-related securitization impairment charge	—	6.8	—	6.8
Charged related manufactured housing assets held for sale	—	20.0	—	20.0
Gain on sale business aircraft portfolio	—	—	—	(22.0)
Losses/(gains) related to certain derivative contracts	—	14.3	—	(65.8)

Total net revenues — adjusted	$ 791.7	667.9	$ 2,247.6	$ 1,965.5

Net income, excluding certain noteworthy items(5):
Net income available to common shareholders	$ 290.8	$ 211.4	$ 756.5	$ 688.1
Income tax liability reversals	(55.6)	(17.6)	(62.1)	(17.6)
Charges related to transportation assets transferred to held for sale	9.2	52.4	9.2	52.4
Provisions for restructuring	5.5	—	12.9	16.5
Debt termination charge	3.6	—	3.6	—
Gain on sale real estate investment	—	(69.7)	—	(69.7)
Hurricane provision and securitization impairment charge	—	27.7	—	27.7
Charge related to manufactured housing assets held for sale	—	12.4	—	12.4
Gain on sale of business aircraft portfolio	—	—	—	(14.4)
Losses/(gains) related to certain derivative contracts	—	8.1	—	(37.3)

Net income — adjusted	$ 253.5	$ 224.7	$ 720.1	$ 658.1

Net income, excluding certain other items(5):

Net income available to common shareholders	$ 290.8	$ 211.4	$ 756.5	$ 688.1
Gains related to certain derivative contracts	—	8.1	—	(37.3)

Employee stock option expense	4.0	—	14.4	—

Net income — adjusted	$ 294.8	$ 219.5	$ 770.9	$ 650.8

(5)	The revenue and net income presentations, with and without certain items, are developed to present results on a comparable basis to enable analysis of past performance.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	55

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “expect,” “estimate,” “plan,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

•	our liquidity risk management,
•	our credit risk management,
•	our asset/liability risk management,
•	our funding, borrowing costs and net finance revenue,
•	our capital, leverage and credit ratings,
•	our operational risks, including success of build-out initiatives,
•	legal risks,
•	our growth rates,
•	our commitments to extend credit or purchase equipment, and
•	how we may be affected by legal proceedings.

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

Item 4. Controls and Procedures

There have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s third quarter of 2006 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures and have concluded that such procedures are effective as of September 30, 2006.

56	CIT GROUP INC

Part II. Other Information

ITEM 1. Legal Proceedings

NorVergence Related Litigation

On September 9, 2004, Exquisite Caterers Inc., et al. v. Popular Leasing Inc., et al. (“Exquisite Caterers”), a putative national class action, was filed in the Superior Court of New Jersey against 13 financial institutions, including CIT, which had acquired equipment leases (“NorVergence Leases”) from NorVergence, Inc., a reseller of telecommunications and Internet services to businesses. The complaint alleged that NorVergence misrepresented the capabilities of the equipment leased to its customers and overcharged for the equipment, and that the NorVergence Leases are unenforceable. Plaintiffs sought rescission, punitive damages, treble damages and attorneys’ fees. In addition, putative class action suits in Illinois and Texas, based upon the same core allegations and seeking the same relief, were filed by NorVergence customers against CIT and other financial institutions. The parties in Exquisite Caterers reached a settlement, which was approved by the Court on June 30, 2006 (the “Class Settlement”). Pursuant to the Class Settlement, the Court certified a national class, and class members will receive the same settlement that CIT made with the Attorney General in their state, as referenced below, plus an extra 2% discount if the settling plaintiff makes all payments due under the Class Settlement. Implementation of the settlement has commenced. Only 22, or approximately 5%, of the national class plaintiffs opted out of the Class Settlement. The putative class action commenced in Texas will be dismissed as part of the Class Settlement. The putative class action in Illinois will not be dismissed in connection with the Class Settlement, but has only 2 plaintiffs remaining.

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

ITEM 1A. Risk Factors

Risk Factors

Our business activities involve various elements of risk. We consider the following issues to be the most critical risks to the success of our business:

•	General deterioration in economic conditions
•	Limitation on our liquidity / ability to raise capital
•	Significant changes in interest rates
•	Inability to realize our entire investment in the equipment that we lease
•	Potential inadequecy in our reserve for credit losses
•	Adverse effects from the regulated environment in which we operate
•	Competition from a variety of financing sources for our customers
•	Adverse effects from the acquisition or disposition of a business or portfolio
•	Risks associated with transactions in foreign currencies
•	Potential execution risk associated with our business initiatives

With the exception of the additional risk factor below, there have been no significant changes to the risk elements from what is described in our 2005 Annual Report on Form 10-K. See “Item 1A. Risk Factors” in Form 10-K filed by CIT on March 6, 2006 for a description of these risk factors. The additional risk factor is as follows.

•	Other revenue levels may be more volatile than net finance revenue.

We are pursuing strategies to leverage our expanded asset generation capability and diversify our revenue base to increase other revenue as a percentage of total revenue. We invested in infrastructure and personnel focused on increasing other revenue in order to generate higher levels of syndication and participation income, advisory fees, servicing fees and other types of fee income. While these revenue streams do not involve the assumption of underwriting risk, they are more dependent on prospective market conditions and therefore are more volatile than interest on loans and rentals on leased equipment.

57

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the repurchase activity of CIT common stock under existing, approved share repurchase programs during the September 30, 2006 quarter:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Balance at June 30, 2006	13,925,479	$46.95		2,617,097

July 1 - 31, 2006	406,000	$49.11	406,000	2,211,097
August 1 - 31, 2006	513,300	$44.80	513,300	1,697,797
September 1 - 30, 2006	426,200	$46.85	426,200	1,271,597

Total Purchases	1,345,500

Reissuances(1)	(192,185)

Balance at September 30, 2006	15,078,794

(1)	Includes the issuance of shares of our common stock upon exercise of stock options and the vesting of restricted stock.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

58	CIT GROUP INC

ITEM 6. Exhibits

(a) Exhibits

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.3	Certificate of Designations relating to the Company’s 6.350% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

3.4	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

4.1	Indenture dated as of August 26, 2002 by and among CIT Group Inc., Bank One Trust Company, N.A., as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

4.2	Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (incorporated by reference to Exhibit 4.4 to Form S-3/A filed by CIT on October 28, 2004).

4.3	Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, N.A. for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on August 7, 2006).

4.4	Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, N.A. for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.4 to Form 10-Q filed by CIT on August 7, 2006).

4.5	Indenture dated as of May 31, 2005, among CIT Group Funding Company of Canada, CIT Group Inc., and JPMorgan Chase Bank, N.A., for the issuance of 4.65% Senior Notes due July 1, 2010 and 5.20% Senior Notes due June 1, 2015 (incorporated by reference to Exhibit 4.1 to Form S-4 filed by CIT Group Funding Company of Canada and CIT on September 28, 2006).

4.6	Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of senior notes (incorporated by reference to Exhibit 4.5 to Form 10-Q filed by CIT on August 7, 2006).

4.7	Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of subordinated notes (incorporated by reference to Exhibit 4.6 to Form 10-Q filed by CIT on August 7, 2006).

4.8	Indenture dated as of November 1, 2006, among CIT Group Funding Company of Canada. CIT Group Inc., and The Bank of New York, for the issuance of senior debt securities of CIT Group Funding Company of Canada and the related guarantees of CIT.

4.9	Certain instruments defining the rights of holders of CIT’s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

10.1	Employment Agreement with Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed by CIT on September 5, 2006).

12.1	CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

31.1	Certification of Jeffrey M. Peek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Leone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

59

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
November 6, 2006

60	CIT GROUP INC

(This page intentionally left blank)