Form 10-K
period 2006-12-31
CIT GROUP INC
filed 2007-03-01
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006	or	|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification No.)

505 Fifth Avenue, New York, New York (Address of Registrant’s principal executive offices)	10017 (Zip Code)

(212) 771-0505 Registrant’s telephone number including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Preferred Stock, Series A par value $0.01 per share Common Stock, par value $0.01 per share 5 7/8% Notes due October 15, 2008	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No |_|.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer |X| Accelerated filer | | Non-accelerated filer |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($52.29 per share, 198,398,318 shares of common stock outstanding), which occurred on June 30, 2006, was $10,374,248,048. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant. At February 15, 2007, 193,497,734 shares of CIT’s common stock, par value $0.01 per share, were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|.

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

Portions of the registrant’s definitive proxy statement relating to the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof to the extent described herein.

See pages 115 to 117 for the exhibit index.

TABLE OF CONTENTS	1

Part One

ITEM 1. Business

OVERVIEW

BUSINESS DESCRIPTION

CIT Group Inc., a Delaware corporation (“we,” “CIT” or the “Company”), is a leading commercial and consumer finance company providing financing and leasing products and services to clients in a wide variety of industries around the globe. Founded in 1908, CIT has a premium brand focused on providing clients with customized financial solutions based on a unique combination of financial, intellectual and relationship capital.

Diversification is a hallmark of CIT, with a broad suite of franchise businesses serving customers in over 30 industries and 50 countries. The majority of our businesses focuses on commercial clients ranging from small to large companies with particular emphasis on the middle-market. We serve a wide variety of industries including manufacturing, transportation, retailing, wholesaling, healthcare, communications, energy and various service-related industries. We also provide financing to consumers in the home and education lending markets. Each business has industry alignment and focuses on specific sectors, products and markets, with portfolios diversified by client and geography.

Our principal product and service offerings include:

Products

•	Asset based loans

•	Secured lines of credit

•	Leases – operating, capital and leveraged

•	Vendor finance programs

•	Import and export financing

•	Debtor-in-possession / turnaround financing

•	Acquisition and expansion financing

•	Project financing

•	Mortgage loans

•	Small business loans

•	Student loans

•	Letters of credit / trade acceptances

Services

•	Financial risk management

•	Asset management and servicing

•	Merger and acquisition advisory services

•	Debt restructuring

•	Credit protection

•	Accounts receivable collection

•	Commercial real estate advisory services

•	Debt underwriting and syndication

•	Insurance

•	Capital markets structuring

Asset generation is a core strength of CIT. We source transactions through direct marketing efforts to borrowers, lessees, manufacturers, vendors, distributors and to end-users through referral sources and other intermediaries. In addition, our business units work together both in referring transactions between units (i.e. cross-selling) and by combining various products and services to meet our customers’ overall financing needs. We also buy and sell participations in syndications of finance receivables and lines of credit and periodically purchase and sell finance receivables on a whole-loan basis.

Credit adjudication and servicing are also core strengths. We have disciplined underwriting standards and employ sophisticated portfolio risk management models to achieve desired portfolio demographics. Our collection and servicing operations are centralized across businesses and geographies providing efficient client interfaces and uniform customer experiences.

We generate revenue by earning interest income on the loans we hold on our balance sheet, collecting rentals on the equipment we lease, and earning fee and other income for the financial services we provide. In addition, we syndicate and sell certain finance receivables and equipment to leverage our origination capabilities, reduce concentrations, manage our balance sheet and improve profitability.

At December 31, 2006, we had managed assets of $74.2 billion comprised of an owned loan and lease portfolio of $67.9 billion and a securitized portfolio of $6.3 billion. We also serviced over $3 billion of third party assets under fee-based contracts at year-end. We fund our business in the global capital markets and value our debt ratings as summarized on page 48. Common stockholders’ equity at December 31, 2006 was $7.3 billion.

2	CIT GROUP INC 2006

BUSINESS SEGMENTS

CIT meets customers’ financing needs through five business segments organized into two groups. These businesses were realigned and renamed on January 1, 2006 to better serve our clients and clarify market focus.

CIT Group Inc.

Commercial Finance Group	Corporate Finance
Lending, leasing and other financial services to middle-market companies, through industry focused sales teams, including Healthcare, Communications, Media and Entertainment, and Energy and Infrastructure.

Transportation Finance
Large ticket equipment leases and other secured financing to companies in aerospace, rail and defense industries.

Trade Finance Factoring, lending, credit protection, receivables management and other trade products to retail supply chain companies.

Specialty Finance Group	Vendor Finance Innovative financing and leasing solutions to manufacturers, distributors and customer end-users around the globe, including major global relationships.

Consumer and Small Business Lending
Secured, guaranteed and private loans to consumers, including home lending and student loans, as well as to small businesses, through broker and intermediary relationships.

Managed Assets by Segment
At December 31, 2006 (dollars in billions)

Managed Assets by Region
At December 31, 2006

ITEM 1: BUSINESS	3

COMMERCIAL FINANCE GROUP

Corporate Finance

Our Corporate Finance segment provides a full spectrum of financing alternatives to borrowers ranging from small companies to large multinationals with emphasis on the middle market. We service clients in a broad array of industries with focused specialized groups serving communications, media and entertainment; energy and infrastructure; healthcare; industrial; and sponsor finance sectors in the U.S. and abroad.

We offer loan structures ranging from term loans secured by accounts receivable, inventories and fixed assets to working capital facilities based on operating cash flow and enterprise valuation. Loans may be fixed or variable rate, senior or subordinated and revolving or term. Our clients typically use the proceeds for working capital, asset growth, acquisitions, debtor-in-possession financing, and debt restructurings. Additionally, we provide equipment lending and leasing products including loans, leases, wholesale and retail financing packages, operating leases, and sale-leaseback arrangements to meet our customer’s needs.

We also offer clients an array of financial and advisory services through an investment-banking unit. The unit offers capital markets structuring and syndication capabilities, financial risk management services, including interest rate and currency hedges, and advisory services for mergers and acquisitions, commercial real estate and balance sheet restructuring.

Industry focused teams originate business through various intermediaries, referral sources, strategic partnerships and direct calling. We maintain relationships with selected banks, finance companies, hedge funds and other lenders both to obtain business leads and distribute our products. We also purchase and sell participation interests in syndicated loans from and to other financial institutions.

Transportation Finance

Our Transportation Finance segment specializes in providing customized leasing and secured financing primarily to end-users of aircraft, railcars, and locomotives. Our products include operating leases, single investor leases, sale and leaseback arrangements, and leveraged leases, as well as loans secured by equipment. Our typical customers are major and regional domestic and international airlines, North American railroad companies, and middle-market to larger-sized companies. We generate new business through direct calling, supplemented with transactions introduced by intermediaries and other referrals.

This segment has been servicing the aerospace and rail industries for over 25 years and has built a global presence with operations in the United States, Canada, Europe and Asia. We have extensive experience in managing equipment over its full life cycle, including purchasing new equipment, equipment maintenance, estimating residual values and re-marketing by re-leasing or selling equipment.

The commercial aerospace customers include leading U.S. and foreign commercial airlines. As of December 31, 2006, our commercial aerospace financing and leasing portfolio was $7.1 billion, consisting of 237 aircraft with a weighted average age of approximately 5 years placed with 92 clients. We have strong relationships across the entire aerospace industry, including the major manufacturers, parts suppliers and carriers. These relationships provide us with access to technical information, which enhances our customer service and provides opportunities to finance new business. In 2005, we opened our international aerospace servicing center in Dublin, Ireland, putting us closer to our growing international client base and providing us with favorable tax treatment for certain aircraft leasing operations conducted offshore. See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 – Commitments and Contingencies of Item 8. Financial Statements and Supplementary Data for further discussion of our aerospace portfolio.

Our dedicated rail equipment group maintains relationships with several leading railcar manufacturers and calls directly on railroads and rail shippers in North America. Our rail portfolio, which totaled $4.1 billion at December 31, 2006, includes leases to all of the U.S. and Canadian Class I railroads (railroads with annual revenues of at least $250 million) and other non-rail companies such as shippers and power and energy companies. The operating lease fleet primarily includes: covered hopper cars used to ship grain and agricultural products, plastic pellets and cement; gondola cars for coal, steel coil and mill service; open hopper cars for coal and aggregates; center beam flat cars for lumber; boxcars for paper and auto parts; and tank cars. Our railcar operating lease fleet has an average age of approximately 7 years and approximately 87% (based on net investment) were manufactured in 1997 or later. Our total rail fleet includes approximately 107,000 railcars and 500 locomotives that we own, lease or service.

Trade Finance

Our Trade Finance segment provides factoring, receivable and collection management products, and secured financing to companies in the apparel, textile, furniture, home furnishings, electronics and other industries. Although primarily U.S.-based, we have increased our international business in Asia and Europe through strategic acquisitions and targeted international calling.

We offer a full range of domestic and international customized credit protection, lending and outsourcing services that include working capital and term loans, factoring, receivable management outsourcing, bulk purchases of accounts receivable, import and export financing and letter of credit programs.

We provide financing to our clients through the purchase of accounts receivable owed to our clients by their customers. We also guarantee amounts due to our client’s suppliers under letters of credit collateralized by accounts receivable and other

4	CIT GROUP INC 2006

assets. The purchase of accounts receivable is traditionally known as “factoring” and results in the payment by the client of a factoring fee that is commensurate with the underlying degree of credit risk and recourse, and which is generally a percentage of the factored receivables or sales volume. We also may advance funds to our clients, typically in an amount up to 80% of eligible accounts receivable, charging interest on the advance (in addition to any factoring fees), and satisfying the advance by the collection of the factored accounts receivable. We integrate our clients’ operating systems with ours to facilitate the factoring relationship.

Clients use our products and services for various purposes, including improving cash flow, mitigating or reducing credit risk, increasing sales, and improving management information. Further, with our TotalSourceSM product, our clients can out-source their bookkeeping, collection, and other receivable processing to us. These services are attractive to industries outside the traditional factoring markets. We generate business regionally from a variety of sources, including direct calling efforts and referrals from existing clients and other sources.

SPECIALTY FINANCE GROUP

Vendor Finance

We are a leading global vendor finance company with thousands of vendor relationships and operations serving customers in over 30 countries. We have significant vendor programs in information technology, telecommunications equipment, healthcare and other diversified asset types across multiple industries. Through our global relationships with industry-leading equipment vendors, including manufacturers, dealers, and distributors, we deliver customized financing solutions to both commercial and consumer customers of our vendor partners in a wide array of programs.

Our vendor alliances feature traditional vendor finance programs, joint ventures, profit sharing and other transaction structures with large, sales-oriented partners. In the case of joint ventures, we engage in financing activities jointly with the vendor through a distinct legal entity that is jointly owned. We also use “virtual joint ventures,” by which we originate the assets on our balance sheet, and share the economic outcomes from the customer financing activity. A key part of these partnership programs is coordinating with the vendor’s business planning process and product offering systems to improve execution and reduce cycle times.

These alliances allow our vendor partners to focus on their core competencies, reduce capital needs and drive incremental sales volume. As a part of these programs, we offer our partners (1) financing to the commercial and consumer end users for the purchase or lease of products, (2) enhanced sales tools such as asset management services, efficient loan processing and real-time credit adjudication, and (3) a single point of contact in our regional servicing hubs to facilitate global sales. In turn, these alliances provide us with a highly efficient origination platform as we leverage our partners’ sales forces.

Vendor Finance includes a small and mid-ticket commercial business, which focuses on leasing office equipment, computers and other technology products primarily in the United States and Canada. We originate products through relationships with manufacturers, dealers, distributors and other intermediaries as well as through direct calling.

Vendor Finance also houses CIT Insurance Services, through which we offer insurance and financial protection products in key markets and around the world. We leverage our existing distribution capabilities and alliances with insurance and financial services providers enabling us to offer protection products for small business and middle market clients and consumers. Our offerings to middle market and small business customers range from commercial property & casualty, employee benefits, key person life insurance, and high net worth personal line coverage. For our consumer clients, we offer property coverage, debt protection, credit insurance, as well as supplemental insurance programs. Revenues and profits from Insurance Services are reflected in the business unit with the underlying client relationship.

Consumer and Small Business Lending

Our Consumer and Small Business segment includes our home lending, student lending and small business lending operations, as well as CIT Bank, a Utah-based industrial bank with deposit-taking capabilities. Our consumer and small business lending activities are principally focused on the U.S. market.

The home lending unit primarily originates, purchases and services loans secured by first liens on detached, single-family, residential properties. Products include fixed and variable-rate closed-end loans and variable-rate lines of credit. The portfolio includes limited second liens and interest only loans but there are no negative amortization products. Customers borrow to finance a home purchase, refinance an existing mortgage, consolidate debts, pay education expenses or for other purposes. Loans are originated through brokers and correspondents with a high proportion of applications processed over the Internet via BrokerEdgeSM, a proprietary system. Through experienced lending professionals and automation, we provide rapid turnaround time from application to loan funding, which is critical to broker relationships. We also buy and sell individual loans and portfolios of loans from and to banks, thrifts and other originators of consumer loans to maximize the value of our origination network, manage risk and improve profitability. Consumer mortgages are serviced out of our centralized servicing center in Oklahoma City, Oklahoma.

Our student lending unit, which markets under the name Student Loan Xpress, offers student loan products, services, and solutions to students, parents, schools, and alumni associations. We offer government-guaranteed student loans made under the Federal Family Education Loan Program (FFELP), including

ITEM 1: BUSINESS	5

consolidation loans, Stafford loans and Parent Loans for Undergraduate Students (PLUS). Also, in select circumstances, we offer non-federally guaranteed or “private” education loans to supplement the FFELP loans. We originate and acquire loans through direct consumer marketing, performed either by us or through arrangements with sales-oriented partners, school channel referrals and periodically purchase bulk portfolios of loans from others. The majority of our student loan portfolio is consolidation loans, but our portfolio of Stafford and PLUS loans has continued to grow as we expand our school-oriented sales team. During 2006, we invested in building our in-house servicing capabilities and are now servicing over half of our student loan portfolio in our Cleveland facility.

Our small business lending unit originates and services Small Business Administration and conventional loans for commercial real estate financing, construction, business acquisition and business succession financing. We are a SBA preferred lender and have been recognized as the nation’s #1 SBA Lender (based on 7(a) program volume) in each of the last seven years. Loans are granted to qualifying clients in the retail, wholesale, manufacturing and service sectors with franchise finance, medical, dental and daycare being a sampling of the industries we serve. We earn interest revenue on receivables we keep on-balance sheet and recognize gains on receivables sold. We also earn fees for servicing third party assets, which approximated $2.1 billion at year end.

CIT Bank, with assets of $2.8 billion and deposits of $2.3 billion, is located in Salt Lake City, Utah and provides favorable funding rates for various consumer and small business financing programs in both the local and national marketplace. CIT Bank also originates certain loans generated by bank affiliation programs with manufacturers and distributors of consumer products. The Bank is chartered by the state of Utah as an industrial bank and is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions.

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our home and student lending portfolios.

2006 SEGMENT PERFORMANCE

Earnings and Return Summary (dollars in millions)

	Net Income	Return on Equity
Corporate Finance	$ 310.9	15.3%
Transportation Finance	307.9	20.7%
Trade Finance	176.2	25.9%

Total Commercial Finance Group	795.0	18.8%

Vendor Finance	314.5	27.5%
Consumer & Small Business Lending	155.4	13.9%

Total Specialty Finance Group	469.9	20.6%

Corporate and Other	(249.1)	(4.5)%

Total	$ 1,015.8	15.0%

See the “Results by Business Segments” and “Concentrations” sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, and Notes 5 and 20 of Item 8. Financial Statements and Supplementary Data, for additional information.

EMPLOYEES

CIT employed approximately 7,345 people at December 31, 2006, of which approximately 5,620 were employed in the United States and approximately 1,725 were outside the United States.

6	CIT GROUP INC 2006

COMPETITION

Our markets are highly competitive, based on factors that vary depending upon product, customer, and geographic region. Our competitors include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, leasing companies, insurance companies, hedge funds, manufacturers, and vendors. Many bank holding, leasing, finance, and insurance companies that compete with us have formed substantial financial services operations with global reach. On a local level, community banks and smaller independent finance and mortgage companies are competitive with substantial local market positions. Many of our competitors are large companies that have substantial capital, technological, and marketing resources. Some of these competitors are larger than we are and may have access to capital at a lower cost than we do. The markets for most of our products have a large number of competitors.

We compete primarily on the basis of financing terms, structure, client service, and price. From time to time, our competitors seek to compete aggressively on the basis of these factors and we may lose market share to the extent we are unwilling to match competitor product structure, pricing or terms that do not meet our credit standards or return requirements.

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

Certain of our subsidiaries are subject to regulation from various agencies. The CIT Bank, a Utah industrial bank wholly owned by CIT, is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions. CIT Small Business Lending Corporation, a Delaware corporation, is licensed by and subject to regulation and examination by the U.S. Small Business Administration. CIT Capital Securities L.L.C., a Delaware limited liability company, is a broker-dealer licensed by the National Association of Securities Dealers, and is subject to regulation by the NASD and the Securities and Exchange Commission. CIT Bank Limited, an English corporation, is licensed as a bank and subject to regulation and examination by the Financial Service Authority of the United Kingdom.

Our insurance operations are conducted through the Equipment Insurance Company, a Vermont corporation, and Highlands Insurance Company Limited, a Barbados company. Each company is licensed to enter into insurance contracts. The local regulators in Vermont and Barbados regulate them. In addition, we have various banking corporations in France, Italy, Belgium, Sweden, and the Netherlands and broker-dealer entities in Canada and the United Kingdom, each of which is subject to regulation and examination by banking regulators and securities regulators in their home country.

ITEM 1: BUSINESS	7

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

Derivative Contract is a contract whose value is derived from a specified asset or an index, such as interest rates or foreign currency exchange rates. As the value of that asset or index changes, so does the value of the derivative contract. We use derivatives to reduce interest rate, foreign currency or credit risks. We also offer derivatives to our own customers to enable those customers to reduce their own interest rate, foreign currency or credit risks. The derivative contracts we use include interest-rate swaps, cross-currency swaps, foreign exchange forward contracts, and credit default swaps.

Efficiency Ratio is the percentage of salaries and general operating expenses (including provision for restructuring) to Total Net Revenue before provision for credit losses. We use the efficiency ratio to measure the level of expenses in relation to revenue earned.

Finance Revenue includes interest income on finance receivables and rental income on operating leases.

Financing and Leasing Assets include loans, capital and finance leases, leveraged leases, operating leases, assets held for sale, and other investments.

Lease – capital and finance is an agreement in which the party who owns the property (lessor) permits another party (lessee) to use the property with substantially all of the economic benefits and risks of ownership passed to the lessee.

Lease – leveraged is a lease in which a third party, a long-term creditor, provides non-recourse debt financing. We are party to these lease types either as a creditor or as the lessor.

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

Managed Assets are comprised of finance receivables, operating lease equipment, financing and leasing assets held for sale, some investments, and receivables securitized and still managed by us. The change in managed assets during a reporting period is one of our measurements of asset growth.

Net Finance Revenue reflects finance revenue after interest expense and depreciation on operating lease equipment, which is a direct cost of equipment ownership. This subtotal is a key measure in the evaluation of our business.

Net Finance Revenue after Credit Provision reflects net finance revenue after credit costs. This subtotal is also called “risk adjusted revenue” by management as it reflects the periodic cost of credit risk.

Net Income Available to Common Shareholders (“net income”) reflects net income after preferred dividends and is utilized to calculate return on common equity and other performance measurements.

Non-GAAP Financial Measures are balances, amounts or ratios that do not readily agree to balances disclosed in financial statements presented in accordance with accounting principles generally accepted in the U.S. We use non-GAAP measures to provide additional information and insight into how current operating results and financial position of the business compare to historical operating results and the financial position of the business and trends, as well as adjusting for certain nonrecurring or unusual transactions.

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

Return on Common Equity (ROE) is net income available to common stockholders, expressed as a percentage of average common equity, and is a key measurement of profitability.

8	CIT GROUP INC 2006

Special Purpose Entity (SPE) is a distinct legal entity created for a specific purpose in order to isolate the risks and rewards of owning its assets and incurring its liabilities. We typically use SPEs in securitization transactions, joint venture relationships, and certain structured leasing transactions.

Syndication and Sale of Receivables result from originating leases and receivables with the intent to sell a portion, or the entire balance, of these assets to other financial institutions. We earn and recognize fees and/or gains on sales, which are reflected in other revenue, for acting as arranger or agent in these transactions.

Tangible Metrics exclude goodwill, other intangible assets, and some comprehensive income items. We use tangible metrics in measuring capitalization.

Total Net Revenue is the total of net finance revenue and other revenue.

Yield-related Fees are collected in connection with our assumption of underwriting risk in certain transactions in addition to interest income. We recognize yield-related fees, which include prepayment fees and certain origination fees, in Finance Revenue over the life of the lending transaction.

ITEM 1A. Risk Factors

You should carefully consider the following discussion of risks, and the other information provided in this Annual Report on Form 10-K. The risks described below are not the only ones facing us. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business.

WE MAY BE ADVERSELY AFFECTED BY DETERIORATION IN ECONOMIC CONDITIONS THAT IS GENERAL OR SPECIFIC TO INDUSTRIES, PRODUCTS OR GEOGRAPHIES.

A recession or downturn in the economy or affecting specific industries, geographic locations and / or products could make it difficult for us to originate new business, given the resultant reduced demand for consumer or commercial credit. In addition, a downturn in certain industries may result in a reduced demand for the products that we finance in that industry or negatively impact collection and asset recovery efforts.

As a result, credit quality may also be impacted during an economic slowdown or recession as borrowers may fail to meet their debt payment obligations. Adverse economic conditions may also result in declines in collateral values. Accordingly, higher credit and collateral related losses could impact our financial position or operating results.

WE COMPETE WITH A VARIETY OF FINANCING SOURCES FOR OUR CUSTOMERS.

Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, community banks, leasing companies, hedge funds, insurance companies, mortgage companies, manufacturers and vendors.

Competition from both traditional competitors and new market entrants has intensified in recent years due to a strong economy, growing marketplace liquidity and increasing recognition of the attractiveness of the commercial finance markets. In addition, the rapid growth of the securitization markets is dramatically expanding access to capital, which is the principal barrier to entry into these markets.

We compete primarily on the basis of pricing, terms and structure. To the extent that our competitors compete aggressively on any combination of those factors, we could lose market share. Should we match competitors’ terms, it is possible that we could experience margin compression and/or increased losses.

INVESTMENT IN AND REVENUES FROM OUR FOREIGN OPERATIONS ARE SUBJECT TO THE RISKS ASSOCIATED WITH TRANSACTING BUSINESS IN FOREIGN COUNTRIES.

An economic recession or downturn, increased competition, or business disruption associated with the political or regulatory environments in the international markets in which we operate could adversely affect us. In addition, while we generally hedge our translation and transaction exposures, foreign currency exchange rate fluctuations, or the inability to hedge effectively in the future, could have a material adverse effect on the investment in international operations and the level of international revenues that we generate from international asset based financing and leasing. Reported results from our operations in foreign countries may fluctuate from period to period due to exchange rate movements in relation to the U.S. dollar, particularly exchange rate movements in the Canadian dollar, which is our largest non-U.S. exposure.

ITEM 1A. RISK FACTORS	9

WE MAY NOT BE ABLE TO REALIZE OUR ENTIRE INVESTMENT IN THE EQUIPMENT WE LEASE.

The realization of equipment values (residual values) at the end of the term of a lease is an important element in the leasing business. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the expected disposition date. Experienced internal equipment management specialists, as well as external consultants determine residual values.

A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on, or use of, the equipment or other factors, would adversely affect the residual values of such equipment. Further, certain equipment residual values, including commercial aerospace residuals, are dependent on the manufacturer’s / vendor’s warranties, reputation and other factors. Consequently, there can be no assurance that our estimated residual values for equipment will be realized.

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

OUR RESERVES FOR CREDIT LOSSES MAY PROVE INADEQUATE OR WE MAY BE NEGATIVELY AFFECTED BY CREDIT RISK EXPOSURES.

Our business depends on the creditworthiness of our customers. We maintain a consolidated reserve for credit losses on finance receivables that reflects management’s judgment of losses inherent in the portfolio. We periodically review our consolidated reserve for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and non-performing assets. We cannot be certain that our consolidated reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If the credit quality of our customer base materially decreases, or if our reserves for credit losses are not adequate, our business, financial condition and results of operations may suffer.

In addition to customer credit risk associated with originating loans and leases, we are also exposed to other forms of credit risk including counterparties to our derivative transactions, loan sales, syndications and equipment purchases. These counterparties include other financial institutions, manufacturers and our customers. To the extent that our credit underwriting processes or credit risk judgments fail to adequately identify or assess such risks, or if the credit quality of our derivative counterparties, customers, manufacturers, or other parties with which we conduct business materially deteriorates, we may be exposed to credit risk related losses that may negatively impact our financial condition, results of operations or cash flows.

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

THE REGULATED ENVIRONMENT IN WHICH WE OPERATE MAY ADVERSELY AFFECT US.

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

10	CIT GROUP INC 2006

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

OTHER REVENUE MAY BE MORE VOLATILE THAN NET FINANCE REVENUE.

We are pursuing strategies to leverage our expanded asset generation capability and diversify our revenue base to increase other revenue as a percentage of total revenue. We invested in infrastructure and personnel focused on increasing other revenue in order to generate higher levels of syndication and participation income, advisory fees, servicing fees and other types of fee income. While these revenue streams do not involve the assumption of underwriting risk, they are dependent on prospective market conditions and, therefore, can be more volatile than interest on loans and rentals on leased equipment.

Reduced liquidity in the capital markets could reduce the level of revenue and gains on sales and syndications. Disruption to the capital markets, our failure to implement these initiatives successfully, or the failure of such initiatives to result in increased asset and revenue levels, could adversely affect our financial position and results of operations.

ITEM 1B. Unresolved Staff Comments

There are no unresolved SEC staff comments.

ITEM 2. Properties

CIT operates in the United States, Canada, Europe, Latin America, Australia and the Asia-Pacific region. CIT occupies approximately 2.3 million square feet of office space, the majority of which is leased. Such office space is suitable and adequate for our needs and we utilize, or plan to utilize, substantially all of our leased office space.

ITEM 2. PROPERTIES	11

ITEM 3. Legal Proceedings

NORVERGENCE RELATED LITIGATION

Several lawsuits were filed against various financial institutions, including CIT, relating to equipment leases the financial institutions had acquired from NorVergence Inc. (“NorVergence Leases”), a reseller of telecommunications and internet services to businesses. The complaints alleged that NorVergence misrepresented the capabilities of the equipment leased to its customers and overcharged for the equipment, and that the NorVergence Leases are unenforceable. Plaintiffs sought rescission, punitive damages, treble damages and attorneys’ fees. All of these actions as against CIT have been either settled or dismissed, except for one action commenced as a mass action in NorVergence’s bankruptcy case, which currently has only four remaining plaintiffs.

Beginning in August 2004, the Attorneys General of several states commenced investigations of NorVergence and financial institutions that purchased NorVergence Leases, including CIT. CIT entered into settlement agreements with the Attorneys General in each of these states, except for Texas. CIT also has produced documents for transactions related to NorVergence at the request of the Federal Trade Commission (“FTC”) and pursuant to a subpoena in a grand jury proceeding being conducted by the U.S. Attorney for the Southern District of New York in connection with an investigation of transactions related to NorVergence.

On July 14, 2006, the trustee appointed in NorVergence’s bankruptcy case filed a complaint against 44 defendants, including CIT and other financing companies. The trustee alleges that the defendants aided and abetted NorVergence in the commission of fraud. CIT denies these allegations and this litigation is not expected to have a material adverse effect on the Company’s financial statements.

OTHER LITIGATION

In addition, there are various legal proceedings that have been brought against CIT in the ordinary course of business. While the outcomes of the NorVergence related litigation and the ordinary course legal proceedings, and the related activities, are not certain, based on present assessments, management does not believe that they will have a material adverse effect on the Company’s financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three months ended December 31, 2006.

12	CIT GROUP INC 2006

Part Two

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange. The following table sets forth the high and low reported closing prices for CIT’s common stock for each of the quarterly periods in the two years ended December 31, 2006.

	2006		2005
Common Stock Price	High	Low	High	Low
First Quarter	$55.05	$51.38	$46.07	$37.40
Second Quarter	$55.95	$48.89	$43.17	$35.45
Third Quarter	$53.51	$42.44	$46.80	$42.60
Fourth Quarter	$56.35	$47.74	$52.62	$43.62

During the year ended December 31, 2006, we paid a dividend of $0.20 per common share each quarter for a total of $0.80 per share. During the year ended December 31, 2005, we paid a dividend of $0.13 per common share for the first quarter and $0.16 for each of the following three quarters for a total of $0.61 per share. On January 16, 2007, the Board of Directors approved a quarterly dividend of $0.25 per share to be paid February 28, 2007, to shareholders of record on February 15, 2007.

Our dividend practice is to pay a dividend while maintaining a strong capital base. The declaration and payment of future dividends are subject to the discretion of our Board of Directors. Any determination as to the payment of dividends, including the level of dividends, will depend on, among other things, general economic and business conditions, our strategic and operational plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as the Board of Directors may consider to be relevant.

As of February 15, 2007, there were 93,253 beneficial owners of CIT common stock.

All equity compensation plans in effect during 2006 were approved by our shareholders, and are summarized in the following table.

	Number of Securities to be Issued Upon Exercise of Outstanding Options(1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity Compensation Plans
Approved by Security Holders	14,988,882	$41.78	9,891,709

(1)	Excludes 263,523 unvested restricted shares and 2,434,281 unvested performance shares outstanding under the Long-Term Equity Compensation Plan.

We had no equity compensation plans that were not approved by shareholders. For further information on our equity compensation plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data, Note 15.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY	13

The following table details the repurchase activity of CIT common stock during the quarter ended December 31, 2006.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Balance at September 30, 2006	15,078,794			1,271,597

October 1 – 31, 2006	443,100	$49.59	443,100	828,497
November 1 – 30, 2006	402,900	$51.99	402,900	425,597
December 1 – 31, 2006	185,300	$54.00	185,300	240,297

Total Purchases	1,031,300

Reissuances(1)	849,530

Balance at December 31, 2006	15,260,564

(1)	Includes the issuance of shares of our common stock upon exercise of stock options and the vesting of restricted stock.

On January 16, 2007, our Board of Directors approved a continuation of the common stock repurchase program to acquire up to an additional 5 million shares of our outstanding common stock in conjunction with employee equity compensation programs, in addition to the 240,297 shares remaining from the previous program (approved on January 17, 2006). The program authorizes the Company to purchase shares on the open market, in other privately negotiated transactions or a combination thereof from time to time over a two-year period beginning January 17, 2007. The repurchased common stock is held as treasury shares and may be used for the issuance of shares under CIT’s employee stock plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The program may be discontinued at any time and is not expected to have a significant impact on our capitalization.

On January 24, 2007, the Company agreed to purchase $500 million of its common stock through an accelerated stock buyback program with BNP Paribas (“BNP”). The program concludes on June 28, 2007. The Company’s Board of Directors authorized this accelerated repurchase program in addition to the previously discussed increase in the Company’s share repurchase program approved on January 16, 2007.

14	CIT GROUP INC 2006

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

(dollars in millions, except per share data)

	At or for the Years Ended December 31,				At or for the Three Months Ended December 31, 2002	At or for the Year Ended September 30, 2002
	2006	2005	2004	2003
Results of Operations
Total net revenue	$ 3,036.4	$ 2,772.6	$ 2,422.4	$ 2,162.4	$ 596.9	$ 2,551.7
Provision for credit losses	222.2	217.0	214.2	387.3	133.4	788.3
Salaries and general operating expenses	1,382.6	1,113.8	1,012.1	888.2	227.5	903.3
Net income (loss)	1,015.8	936.4	753.6	566.9	141.3	(6,698.7	)(2)
Net income (loss) per share(1) – diluted	5.00	4.44	3.50	2.66	0.67	(31.66)
Dividends per share(1)	0.80	0.61	0.52	0.48	0.12	–
Balance Sheet Data
Total finance receivables	$ 55,064.9	$ 44,294.5	$ 35,048.2	$ 31,300.2	$ 27,621.3	$ 28,459.0
Reserve for credit losses	659.3	621.7	617.2	643.7	760.8	777.8
Operating lease equipment, net	11,017.9	9,635.7	8,290.9	7,615.5	6,704.6	6,567.4
Goodwill and intangible assets, net	1,008.4	1,011.5	596.5	487.7	400.9	402.0
Total assets	77,067.9	63,386.6	51,111.3	46,342.8	41,932.4	42,710.5
Total debt	60,704.8	47,864.5	37,724.8	33,668.6	31,938.5	32,713.7
Total stockholders’ equity	7,751.1	6,962.7	6,055.1	5,394.2	4,870.7	4,757.8
Selected Data and Ratios
Profitability
Net income (loss) as a percentage of average common stockholders’ equity	15.0%	15.1%	13.2%	10.9%	11.7%	(125.1)%
Net finance revenue as a percentage of AEA	3.11%	3.40%	3.94%	3.64%	4.22%	4.57%
Efficiency ratio	46.2%	41.1%	41.8%	41.1%	38.1%	35.4%
Credit Quality
60+ days contractual delinquencies	2.40%	1.71%	1.73%	2.16%	3.63%	3.76%
Net credit losses	0.45%	0.60%	0.91%	1.77%	2.32%	1.67%
Reserve for credit losses, excluding specific reserves as a percentage of finance receivables, excluding student lending	1.30%	1.31%	1.46%	1.49%	1.57%	1.32%
Other
Total managed assets	$ 74,163.2	$ 62,866.4	$ 53,470.6	$ 49,735.6	$ 46,357.1	$ 47,622.3
Tangible stockholders’ equity to managed assets	9.4%	9.8%	10.7%	10.4%	10.4%	9.9%

(1)	Net income (loss) and dividend per share calculations for the periods preceding September 30, 2002 assume that common shares outstanding as a result of the July 2002 IPO (basic and diluted of 211.6 million and 211.7 million) were outstanding during such historical periods.
(2)	Includes goodwill impairment charge of $6,511.7 million.

ITEM 6: SELECTED FINANCIAL DATA	15

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
and
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

INTRODUCTION

In the following discussion we use financial terms that are relevant to our business. You can find a glossary of other key terms used in our business in Part I Item 1. Business section.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain certain non-GAAP financial measures. See “Non-GAAP Financial Measurements” for reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures.

KEY PERFORMANCE METRICS AND MEASUREMENTS
Profitability Our ability to generate income on investments to produce returns to our shareholders and build our capital base to support future growth. We measure our performance in this area with:	Net income per common share (EPS); Net income as a percentage of average common equity (ROE); and Net income as a percentage of average earning assets (ROA).

Asset Generation Our ability to originate new business, build our earning assets and generate other revenue. We measure our performance in these areas with:	Origination volumes by segment; Sales force productivity; and Levels of financing and leasing assets and managed assets.

Revenue Generation Our ability to lend money at rates in excess of our cost of borrowing, earn rentals on the equipment we lease, and generate other revenue. We measure our performance in this area with:
  Finance revenue as a percentage of average earning assets (AEA);
  Net finance revenue as a percentage of AEA;
  Operating lease revenue as a percentage of average operating lease equipment (AOL); and
  Levels of net finance revenue and other revenue.

Liquidity and Market Rate Risk Management Our ability to obtain funding at competitive rates, which depends on maintaining quality assets, strong capital ratios, and credit ratings, and our ability to manage our interest rate and currency rate risk, where our goal is to substantially insulate our interest margins and profits from movements in market interest rates and foreign currency exchange rates. We measure our liquidity and market rate risk management with:	Various interest sensitivity and liquidity measurements, which we discuss in “Risk Management”.

16	CIT GROUP INC 2006

KEY PERFORMANCE METRICS AND MEASUREMENTS (continued)
Credit Risk Management Our ability to evaluate the credit-worthiness of our customers, both during the credit granting process and after the advancement of funds, and to maintain high-quality assets while balancing income potential with adequate credit loss reserve levels. We assess our credit risk management with:
  Non-performing assets as a percentage of finance receivables;
  Delinquent assets as a percentage of finance receivables;
  Reserve for credit losses as a percentage of finance receivables, delinquent assets, and non-performing assets;
  Concentration risk by geographic region, industry and customer; and
  Net charge-offs as a percentage of average finance receivables.

Equipment and Residual Risk Management Our ability to evaluate collateral risk in leasing and lending transactions and to remarket equipment at lease termination. We measure these activities with:	Gains and losses on equipment sales; and Equipment utilization and value of equipment off-lease.

Expense Management Our ability to maintain efficient operating platforms and infrastructure in order to run our business at competitive cost levels. We track our efficiency with:	Efficiency ratio, which is the ratio of operating expenses to total net revenue; and Operating expenses as a percentage of average managed assets (“AMA”).

Capital Management Our ability to maintain a strong capital base to support our debt credit ratings and asset growth. We measure our performance in this area with:	Tangible capital base; Tangible book value per common share; and Tangible capital as a percentage of managed assets.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	17

PROFITABILITY AND KEY BUSINESS TRENDS

Income Metrics

Diluted earnings per share increased 13% and 27% in 2006 and 2005, while net income grew 8% in 2006 and 24% in 2005, as we continued to execute on our strategies to leverage our origination platforms and to optimize the use of our capital. Specifically, improvements were driven by:

•	Record loan and lease origination volume	New business origination volume for both 2006 and 2005, excluding factoring, reached record levels due to strong growth in originations across most businesses, reflecting additional sales personnel as well as improved sales force productivity.

•	Broad-based asset growth	Managed assets grew 18% during both 2006 and 2005, led by asset growth in our consumer portfolios (student lending and home lending) and in a number of commercial portfolios (aerospace, healthcare and communications, media and entertainment).

•	Increased total net revenue, including other revenue (which we also refer to as “non-spread revenue”)	Total net revenue increased, reflecting strong asset growth coupled with improved other revenue due to strong fee and other income, as well as higher gains from asset sales and syndications.

•	Lower tax expense	The income tax rate reductions over the past two years reflect the continued relocation and funding of certain aerospace assets offshore and improved earnings from international operations.

•	Stable credit metrics, including reduced charge-offs	Charge-offs as a percentage of finance receivables were 0.45% in 2006, versus 0.60% and 0.91% in the prior two years, as charge-offs in the commercial portfolios were lower in both years.

These improvements were tempered by lower margins (net finance revenue as a percentage of AEA), reflecting a change in asset mix, and higher funding costs due to higher short-term interest rates coupled with longer term debt maturities and competitive market conditions. In addition, higher operating expenses, which reflected investments in our sales force, new business lines, technology and other back-office expenses in support of growth initiatives, tempered income.

Noteworthy items that impacted operating business trends during 2006 are summarized below and include the corresponding effect on diluted earnings per share.

•	Tax expense includes favorable items totaling $69.7 million, primarily in Transportation Finance due to the relocation and funding of aircraft assets to lower tax jurisdictions, resulting in a release of deferred income tax liabilities ($0.34 diluted EPS increase);

•	In conjunction with the relocation of the Transportation Finance aerospace assets, we incurred $3.6 million in after-tax debt prepayment charges on higher cost debt related to these aerospace assets ($0.02 decrease);

•	We initiated a program in Transportation Finance to sell our remaining engines used to power older, out-of-production aircraft totaling $20 million, along with certain types of older, under-performing rail cars totaling $40 million. These assets were reclassified to held for sale and reduced to estimated fair value, resulting in an after-tax loss of approximately $9.2 million ($0.05 decrease); and

18	CIT GROUP INC 2006

•	After-tax charges totaling $15.7 million were recorded in Corporate and Other, comprised of termination benefits relating to business realignments and expenses associated with the exit of a New York city office building ($0.07 decrease).

Noteworthy items, which are reconciled to the comparable GAAP measure in Non-GAAP Financial Measurements, added $54.2 million ($0.26 diluted EPS) and $34.7 million ($0.16 diluted EPS) to net income in 2005 and 2004. Excluding the noteworthy items in all years, net income increased 10% and 23% for 2006 and 2005 and diluted earnings per share increased 15% and 25%. The earnings per share growth rates exceeded the net income growth rates, primarily due to a reduction in share count resulting from common share repurchases and the issuance of preferred stock. In 2006, we began expensing of employee stock options under new accounting rules. We continue to report prior year option expense amounts only as proforma disclosure in Note 2.

See “Non-GAAP Financial Measurements” for additional information.

Return Metrics

Return on average common equity was 15.0%, 15.1% and 13.2% for 2006, 2005 and 2004 (14.3%, 14.2% and 12.6% excluding noteworthy items). Return on average earning assets was 1.75%, 1.95% and 1.93% (1.68%, 1.83% and 1.84% excluding noteworthy items) for the same period. The contrast between the trends in the return on equity and return on assets is due to the 2005 capital initiatives (including stock repurchases and preferred stock issuance) and the higher proportion of lower yielding student and home lending assets in 2006 and 2005.

Average earning assets grew 21% and 23%, and ending managed assets grew 18% during both 2006 and 2005. Our focus remains on prudent portfolio growth, as we continue to supplement growth with strategic acquisitions, and to leverage our origination platforms via the syndication or sale of receivables to generate other revenue. Origination volume, excluding factoring, grew in excess of 30% in both 2006 and 2005 and increased to a record $41.3 billion, due to strong growth in originations across most businesses, reflecting additional sales personnel as well as improved sales force productivity.

We generate revenue by earning interest income on the loans we hold on our balance sheet, collecting rentals on the equipment we lease, and earning fees and other income for the financial services we provide. In addition, we syndicate and sell certain finance receivables and equipment to leverage our origination capabilities, reduce concentrations, manage the balance sheet and improve profitability. In conjunction with our strategy to diversify and grow our revenue streams, with other revenue being a larger component, we will continue to pursue opportunities to leverage our platforms by originating, distributing and managing assets for third party investors. In 2007, we plan to execute a collateralized loan obligation structure, and evaluate transactions with third party investors to redeploy capital related to our commercial aerospace assets. These transactions are part of our asset management strategy.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	19

REVENUE

Revenue (dollars in millions)

The trend in our total net revenues in the three-year period from 2004-2006 reflects both asset growth and a focus on other revenue growth, including strong fee and other income, as well as higher syndication fees and loan and lease equipment sale gains. Non-spread revenue accounted for 41% of net revenue in 2006 and 2005, up from 37% in 2004. Excluding noteworthy items discussed in Profitability and Key Business Trends, other revenue was 41% in 2006 and 39% in 2005.

See “Non-GAAP Financial Measurements” for additional information.

NET FINANCE REVENUE

Net Finance Revenue for the years ended December 31 (dollars in millions)

	2006	2005	2004
Finance income – loans and capital leases	$ 3,973.3	$ 3,018.7	$ 2,363.8
Rental income on operating leases	1,720.6	1,496.5	1,397.0

Finance revenue	5,693.9	4,515.2	3,760.8
Less: Interest expense	2,867.8	1,912.0	1,260.1
Depreciation on operating lease equipment	1,023.5	968.0	965.4

Net finance revenue	$ 1,802.6	$ 1,635.2	$ 1,535.3

Average Earning Assets (“AEA”)	$ 58,003.3	$ 48,128.2	$ 39,011.3

As a % of AEA:
Finance income – loans and capital leases	6.85%	6.27%	6.06%
Rental income on operating leases	2.96%	3.11%	3.58%

Finance revenue	9.81%	9.38%	9.64%
Less: Interest expense	4.94%	3.97%	3.23%
Depreciation on operating lease equipment	1.76%	2.01%	2.47%

Net finance revenue	3.11%	3.40%	3.94%

As a % of AOL:
Rental income on operating leases	16.45%	17.03%	17.86%
Depreciation on operating lease equipment	9.79%	11.02%	12.34%

Net operating lease revenue	6.66%	6.01%	5.52%

Average Operating Lease Equipment (“AOL”)	$ 10,458.8	$ 8,788.5	$ 7,821.2

20	CIT GROUP INC 2006

Net finance revenue increased 10% and 7% from the prior year in 2006 and 2005, due to 21% and 23% increases in average earning assets. Net finance revenue declined in 2006 and 2005 as a percentage of average earning assets as summarized in the table below:

Years ended December 31

	2006	2005
Net finance revenue – prior year	3.40%	3.94%
Change in asset mix	(0.10)%	(0.30)%
Asset/liability management	(0.13)%	(0.15)%
Other factors	(0.06)%	(0.09)%

Net finance revenue – current year	3.11%	3.40%

The growth of the lower rate, U.S. government guaranteed student lending portfolio reduced finance revenue percentages, as net finance revenue as a percentage of AEA excluding student lending was 3.43% and 3.64% in 2006 and 2005. The affect of asset/liability management reflects rising borrowing costs due to higher market interest rates, coupled with our more conservative liquidity profile in 2006 and 2005, including the continued maturity extension of the debt portfolio and increased alternative liquidity facilities and slightly higher leverage. The remaining variance reflects competitive pricing from increased liquidity sources for customers in many of our lending businesses and lower yield-related fees. The lower yield-related fees in both years reflected liquidity in the market place, along with a shift in fees normally reflected in net finance revenue to other revenue due to our syndication efforts.

In both 2006 and 2005, the proportion of longer-lived aerospace and rail assets in Transportation Finance increased from the preceding year. These longer-lived assets have lower rental rates and lower annual depreciation rates as a percentage of the average operating lease assets than small to mid-ticket leasing assets in Vendor Finance and Corporate Finance. As a result, operating lease rentals and depreciation expense each declined as a percentage of average operating lease assets during both years. The increase in net operating lease margin as a percentage of operating lease assets reflected strengthening rental rates in both aerospace and rail, including the impact of higher interest rates. Our commercial aircraft portfolio was fully utilized at December 31, 2006 and the rail fleet was virtually fully utilized during 2006. See “Concentrations – Operating Leases” for additional information regarding operating lease assets.

OTHER REVENUE

Other Revenue for the years ended December 31 (dollars in millions)

	2006	2005	2004
Fees and other income	$ 546.1	$ 473.7	$ 430.5
Gains on receivable sales and syndication fees	298.3	163.3	88.1
Factoring commissions	233.4	235.7	227.0
Gains on sales of leasing equipment	122.8	91.9	101.6
Gains on securitizations	47.0	39.1	59.1
Charges related to transportation assets transferred to held for sale	(15.0)	(86.6)	–
Gain on sale of real estate investment	–	115.0	–
Gain on sale of micro-ticket leasing business unit	–	44.3	–
Gain on sale of business aircraft	–	22.0	–
Gain on derivatives	–	43.1	–
Charge related to manufactured housing assets held for sale	–	(20.0)	(15.7)
Net gain (loss) on venture capital investments	1.2	15.9	(3.5)

Total other revenue	$ 1,233.8	$ 1,137.4	$ 887.1

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	21

We continue to emphasize growth and diversification of other revenues to improve our overall profitability.

Fees and other income, which include securitization-related servicing fees and accretion, other servicing fees, merger and advisory fees and miscellaneous fees, increased 15% and 10% over the prior year in 2006 and 2005. The 2006 increase was broad based across most businesses, with the increase most notable in Vendor Finance (both U.S. and International) and Corporate Finance. The 2006 results also benefited from a $16.4 million gain in Transportation Finance relating to insurance proceeds received on an aircraft lost in an on-the-ground casualty event.

Factoring commissions trends reflect strong volumes, including incremental volume from international acquisitions, offset by a slight drop in commission rates.

Gains on receivable sales and syndication fees virtually doubled during 2006 and 2005 over the prior years, as we sold or syndicated approximately $10.8 billion or 26% of our origination volume in 2006, versus $4.7 billion (15%) in 2005. Syndication fees were up, predominantly in Corporate Finance (healthcare, communications, media and entertainment). Gains on receivable sales for 2006 were higher, driven by the Consumer (home lending and student lending) and Small Business Lending segment. The Consumer segment activity also included sales to manage our portfolio to targeted demographics and credit criteria.

Gains on sales of leasing equipment increased in 2006 over the prior year reflecting strong end of lease activity, particularly in the Transportation Finance rail business and the international businesses of Vendor Finance.

Gains on securitization increased in 2006 following a decline in 2005. Gains as a percentage of volume securitized were 1.3%, 0.9% and 1.3% in 2006, 2005 and 2004 (on volume of $3.6 billion, $4.3 billion and $4.4 billion). The lower 2005 gain percentage was primarily due to tighter spreads on vendor receivables sold.

The following items of note, the majority of which were the result of capital allocation activities, also impacted other revenue.

Gain on sale of real estate resulted from the 2005 sale of an investment in a residential complex in New York City.

Charges related to transportation assets transferred to held for sale resulted from the mark-to-market adjustment associated with the reclassification in 2006 to available for sale of our remaining spare engines used to power older, out-of-production aircraft totaling $20 million, along with certain types of older, underperforming rail cars totaling $40 million. During 2005, approximately $190 million of aircraft and related assets in the Transportation Finance portfolio were reclassified, all of which have been sold or have commitments.

Gain on sale of micro-ticket leasing business is the fourth quarter 2005 sale of the micro-ticket leasing business unit handling point-of-sale terminals in Vendor Finance.

Gain on sale of business aircraft portfolio resulted from the 2005 sale of the majority of the portfolio, approximately $900 million (in assets).

Gain on derivatives relate to the 2005 mark-to-market of certain compound cross-currency swaps that did not qualify for hedge accounting treatment. All of these swaps were either terminated or had matured as of December 31, 2005.

Charge related to manufactured housing assets held for sale resulted from the accelerated liquidation and reclassification to available for sale of manufactured housing assets in Vendor Finance.

22	CIT GROUP INC 2006

CREDIT METRICS

Overall, credit metrics remained strong in 2006. Net charge-offs declined again with broad-based reductions in net losses. Following low levels in 2005, the trend in our delinquency and non-performing metrics reflected some normalization in 2006 due to increases in Consumer and Small Business Lending and Trade Finance.

Past Due Loans (60 days or more) as of December 31 (dollars in millions, % as a percentage of finance receivables)

	2006		2005		2004
Owned Past Dues:
Corporate Finance	$ 105.2	0.55%	$ 86.9	0.64%	$ 93.4	0.71%
Transportation Finance	15.3	0.72%	17.0	0.90%	26.9	1.47%
Trade Finance	101.8	1.46%	39.3	0.59%	88.0	1.42%

Total Commercial Finance Group	222.3	0.79%	143.2	0.64%	208.3	0.99%

Vendor Finance	200.7	2.83%	251.8	3.47%	241.9	3.15%
Consumer and Small Business Lending	898.9	4.52%	363.2	2.46%	157.8	2.52%

Total Specialty Finance Group	1,099.6	4.08%	615.0	2.79%	399.7	2.87%

Total	$1,321.9	2.40%	$758.2	1.71%	$608.0	1.73%

Total, excluding student loans	$ 921.8	1.98%	$625.5	1.59%	$608.0	1.73%

Managed Past Dues:
Corporate Finance	$ 114.8	0.54%	$105.5	0.64%	$133.6	0.83%
Transportation Finance	15.3	0.69%	17.0	0.83%	26.9	1.47%
Trade Finance	101.8	1.46%	39.3	0.59%	88.0	1.42%

Total Commercial Finance Group	231.9	0.77%	161.8	0.64%	248.5	1.03%

Vendor Finance	340.1	2.91%	357.6	3.00%	360.7	2.77%
Consumer and Small Business Lending	955.8	4.52%	446.0	2.77%	269.2	3.44%

Total Specialty Finance Group	1,295.9	3.95%	803.6	2.87%	629.9	3.02%

Total	$1,527.8	2.42%	$965.4	1.81%	$878.4	1.95%

Total, excluding student loans	$1,127.7	2.07%	$832.6	1.74%	$878.4	1.95%

Excluding student lending, owned delinquencies were $921.8 million (1.98%) and $625.5 million (1.59%) at December 31, 2006 and 2005. We exclude student lending receivables from this delinquency metric as they are largely guaranteed by the U.S. Government. Non-performing assets trends followed that of delinquencies, with the increase due to home lending and Trade Finance.

Delinquency metrics remained low in our Commercial Finance Group. The 2006 increase in Corporate Finance was due to a $40 million account with a bankrupt water bottling company. Trade Finance delinquency trends were driven primarily by fluctuations in non-accrual loans, including the 2005 work-out of one significant account.

Vendor Finance delinquency decreased in 2006, reflecting lower delinquency levels in the International vendor finance operations, while the increase in 2005 reflected higher delinquency levels in the U.S. and International portfolios.

Consumer and Small Business Lending delinquency increased in 2006 driven by home lending and student lending. Consumer home lending delinquencies rose to $451.4 million (4.43%) at December 31, 2006, from $185.5 million (2.18%) last year and $116.4 million (2.27%) at December 31, 2004, reflecting the effects of both portfolio seasoning and softer real estate and mortgage market conditions. Student lending delinquencies were $400.1 million (4.71%) at December 31, 2006, up from $132.7 million (2.63%) at December 31, 2005. The higher delinquency in the student loan portfolio is not indicative of potential loss due to the underlying U.S. government guarantee.

See Concentrations – Home Lending for additional information.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	23

Non-performing Assets as of December 31 (dollars in millions, % as a percentage of finance receivables)

	2006		2005		2004
Non-performing assets:
Corporate Finance	$150.4	0.79%	$165.4	1.21%	$193.0	1.48%
Transportation Finance	7.9	0.37%	22.3	1.18%	4.6	0.25%
Trade Finance	60.4	0.87%	5.3	0.08%	56.8	0.92%

Total Commercial Finance Group	218.7	0.78%	193.0	0.87%	254.4	1.21%

Vendor Finance	78.2	1.10%	112.1	1.54%	124.7	1.62%
Consumer and Small Business Lending	473.6	2.38%	216.1	1.46%	160.5	2.56%

Total Specialty Finance Group	551.8	2.05%	328.2	1.49%	285.2	2.05%

Total	$770.5	1.40%	$521.2	1.18%	$539.6	1.54%

Total, excluding student loans	$770.5	1.65%	$521.2	1.33%	$539.6	1.54%

Non accrual loans	$662.0	1.42%	$460.7	1.18%	$458.4	1.31%
Repossessed assets	108.5	0.23%	60.5	0.15%	81.2	0.23%

Total non-performing assets	$770.5	1.65%	$521.2	1.33%	$539.6	1.54%

Non-performing asset trends were up over 2005 levels, driven by higher levels in Consumer and Small Business Lending and Trade Finance. Two noteworthy 2006 transactions within Corporate Finance include the previously mentioned $40 million water bottling account, partially offset by a $16 million charge-off on a power generation facility. Improvements during 2005 in Trade Finance, Corporate Finance and Vendor Finance were partially offset by increased non-accrual assets in Transportation Finance (aerospace) and the home lending business of Consumer and Small Business Lending. Repossessed asset inventory increased in our home lending business during 2006. Repossessed assets are carried at the lower of book value or estimated fair value.

24	CIT GROUP INC 2006

RESERVE AND PROVISION FOR CREDIT LOSSES

Reserve and Provision for Credit Losses for the years ended December 31 (dollars in millions)

	2006	2005	2004
Balance beginning of period	$ 621.7	$ 617.2	$ 643.7
Provision for credit losses – finance receivables (by segment)
Corporate Finance	23.0	24.3	77.7
Transportation Finance	1.3	4.6	7.3
Trade Finance	36.6	22.9	23.4
Vendor Finance	57.1	70.7	85.2
Consumer and Small Business Lending	73.4	57.1	56.7
Corporate and Other, including specific reserving actions	30.8	37.4	(36.1)

Total provision for credit losses	222.2	217.0	214.2
Reserves relating to acquisitions, other	40.4	38.6	60.5

Additions to reserve for credit losses, net	262.6	255.6	274.7

Net charge-offs
Corporate Finance	23.0	26.1	79.2
Transportation Finance	1.4	53.6	6.6
Trade Finance	37.4	22.9	23.3
Vendor Finance	61.2	72.8	87.0
Consumer and Small Business Lending	102.0	75.7	65.0

Net charge-offs – prior to telecommunication charge-offs	225.0	251.1	261.1
Telecommunications	–	–	40.1

Total net charge-offs	225.0	251.1	301.2

Balance end of period	$ 659.3	$ 621.7	$ 617.2

Reserve for credit losses as a percentage of finance receivables, excluding student loans	1.42%	1.58%	1.76%
Reserve for credit losses, excluding reserves related to impaired loans and hurricane reserves, as a percentage of finance receivables, excluding student loans	1.30%	1.31%	1.46%

We present the metrics excluding student loans, as virtually the entire student loan portfolio (other than private loans, which are not guaranteed) is covered by U.S. government guarantees for approximately 98% of the balance.

The reserve for credit losses increased in amount in both 2006 and 2005 due to portfolio growth. The reserve percentage excluding student loans and specific reserves related to impaired loans was stable in 2006, as the impact of historic loss indicators in the form of lower net charge-offs was mitigated by changes in forward-looking credit risk and loss indicators in the form of higher delinquency and non-performing asset levels.

We determine the reserve for credit losses using three key components: (1) specific reserves for collateral and cash flow dependent loans that are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit risk, and (3) reserves for estimated risks inherent in the portfolio based upon economic environment risk and other factors. The components of the reserve for credit losses were as follows:

For the years ended December 31 (dollars in millions)

	2006	2005	2004
Specific reserves related to impaired loans	$ 53.4	$ 76.5	$110.3
Specific hurricanes reserves	4.4	34.6	–
Estimated losses, economic, other risk factors	601.5	510.6	506.9

Total reserve for credit losses	$659.3	$621.7	$617.2

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	25

Specific reserves are most influenced by our Commercial Finance businesses, where credit trends were stable to improving in 2006. The trend in the estimated losses / other risk factors component of the reserve reflected the amount and mix of asset growth as well as the inflection point in our credit metrics during the first half of 2006, including the seasoning of the home lending portfolio.

The specific reserves, in accordance with SFAS 114, include $10.0 million at December 31, 2006 and $40.0 million at December 31, 2005 related to a power generation facility, which was placed on non-performing status in the fourth quarter of 2005. The specific reserve was reduced due to advancement of the bankruptcy proceedings and other market factors, which led to an improved outlook for overall asset realization values. In the 2006 fourth quarter, we recorded a $16.0 million charge-off and redeployed the remaining specific reserve. Also in the 2006 fourth quarter, we provisioned $21.0 million of specific reserves related to an estimated shortfall on a $40 million water bottling account that declared bankruptcy. The remainder of the SFAS 114 reserve relates to various accounts in Trade Finance and Corporate Finance. During 2006, we re-assessed the projected amounts required to cover remaining exposures related to hurricanes Katrina and Rita. As a result, approximately $23.0 million was released from the specific reserve and provisioned to other components of the reserve for credit losses. The 2004 balance included amounts related to U.S. commercial airline hub carriers. Recent events in the bankruptcy proceedings of these carriers have improved our outlook for related asset recovery.

Charge-offs declined $26.1 million (10%) and $50.1 million (17%) from the prior year in 2006 and 2005, versus increases of 2% and 1% in the provision for credit losses in 2006 and 2005. The contrasting trend reflects the factors discussed above. The credit in the corporate and other provision in 2004 corresponds to the charge-off of specifically reserved telecommunication accounts.

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

Based on currently available information and our portfolio assessment, we believe that our total reserve for credit losses is adequate.

26	CIT GROUP INC 2006

Net Charge-offs (chargeoffs net of recoveries) for the years ended December 31
(dollars in millions, % as a percentage of average finance receivables)

	2006		2005		2004
Owned
Corporate Finance	$ 23.0	0.15%	$ 26.1	0.20%	$119.3	0.93%
Transportation Finance	1.4	0.08%	53.6	2.34%	6.6	0.37%
Trade Finance	37.4	0.55%	22.9	0.34%	23.3	0.37%

Total Commercial Finance Group	61.8	0.26%	102.6	0.46%	149.2	0.71%

Vendor Finance	61.2	0.83%	72.8	0.95%	86.9	1.19%
Consumer and Small Business Lending	102.0	0.57%	75.7	0.66%	65.1	1.37%

Total Specialty Finance Group	163.2	0.65%	148.5	0.78%	152.0	1.26%

Total	$225.0	0.45%	$251.1	0.60%	$301.2	0.91%

Total, excluding student loans	$225.0	0.52%	$251.1	0.67%	$301.2	0.91%

Managed
Corporate Finance	$ 33.4	0.19%	$ 43.5	0.27%	$163.8	1.04%
Transportation Finance	1.4	0.08%	53.6	2.34%	6.6	0.37%
Trade Finance	37.4	0.55%	22.9	0.34%	23.3	0.37%

Total Commercial Finance Group	72.2	0.27%	120.0	0.48%	193.7	0.81%

Vendor Finance	90.0	0.80%	111.3	0.97%	131.3	1.15%
Consumer and Small Business Lending	124.2	0.67%	103.3	0.83%	84.9	1.35%

Total Specialty Finance Group	214.2	0.72%	214.6	0.90%	216.2	1.22%

Total	$286.4	0.50%	$334.6	0.68%	$409.9	0.99%

Total, excluding student loans	$286.4	0.58%	$334.6	0.74%	$409.9	0.99%

Owned Charge-Offs
(as a percentage of average finance receivables)

Managed Charge-Offs
(as a percentage of average managed receivables)

Net charge-offs were low in 2006. Overall, the net charge-off trends in the tables above remained positive and declined in 2006 and 2005 across virtually every segment. This improving trend continued through the first half of 2006, but reversed as net charge-offs trended upward in the second half of the year. Net charge-offs continued to benefit from strong recoveries, which approximated 20 basis points for each of the above periods. Along with the improvement in the owned portfolio, net charge-offs on securitized assets declined in each segment during 2006. As a percentage of average securitized assets, securitized portfolio net charge-offs were 0.93%, 1.12% and 1.28% in 2006, 2005 and 2004, reflecting improvements in vendor assets sold and in Corporate Finance, partially offset by the seasoning of the consumer home lending portfolio.

Corporate Finance net charge-offs continue to run at very low historic levels, as several businesses, including global sponsor finance, construction and communications, media and entertainment ended 2006 with recoveries in excess of charge-offs. Approximately $40 million of telecommunication charge-offs

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	27

were taken in 2004, versus negligible amounts in 2005 and 2006, as those periods benefited from recoveries of previous charged off assets. Some businesses within Corporate Finance that increased net charge-offs during 2006 include healthcare, as that business has grown substantially, and energy and infrastructure, which recorded a $16 million charge on a power generation facility in the fourth quarter.

Transportation Finance 2005 charge-offs included $48.5 million in airline receivable charge-offs on two bankrupt U.S. hub carriers.

After two years of low net charge-offs, net charge-offs in Trade Finance increased during 2006 to more normalized levels.

The 2006 improvement in Vendor Finance was driven by the U.S. operations, whereas 2005 improvements were due to improved credit in the international units.

Excluding student lending, owned charge-offs in Consumer and Small Business Lending were 0.94% and 1.01% for 2006 and 2005. Consumer and Small Business Lending charge-offs in 2006 and 2005 were up in amount but down as a percentage of average finance receivables, reflecting portfolio growth. The improvement in 2006 was driven by Small Business Lending, which offset an increase in the home lending business.

See “Concentrations” for more information.

NET FINANCE REVENUE AFTER CREDIT PROVISION (RISK ADJUSTED REVENUE)

Net Finance Revenue after Credit Provision (Risk Adjusted Revenue) for the years ended December 31
(dollars in millions)

	2006	2005	2004
Net finance revenue	$ 1,802.6	$ 1,635.2	$ 1,535.3
Provision for credit losses	222.2	217.0	214.2

Net finance revenue after credit provision (risk adjusted revenue)	$ 1,580.4	$ 1,418.2	$ 1,321.1

As a % of AEA:
Net finance revenue	3.11%	3.40%	3.94%
Provision for credit losses	0.39%	0.45%	0.55%

Net finance revenue after credit provision (risk adjusted revenue)	2.72%	2.95%	3.39%

The increase in risk-adjusted revenue from 2004 through 2006 largely reflects portfolio growth, as well as continued low charge-offs, offset by spread compression. The current year provision for credit losses was in excess of net charge-offs (excluding the energy account charge-off) leading to increased reserves. During 2005, we recorded a $34.6 million provision for credit losses related to estimated hurricane losses. Excluding this item, risk adjusted revenue as a percentage of AEA was 3.02% for 2005.

28	CIT GROUP INC 2006

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and General Operating Expenses for the years ended December 31 (dollars in millions)

	2006	2005	2004
Salaries and employee benefits	$ 903.5	$ 695.8	$ 612.2
Other general operating expenses	479.1	418.0	399.9
Provision for restructuring	19.6	25.2	–

Salaries and general operating expenses	$ 1,402.2	$ 1,139.0	$ 1,012.1

Efficiency ratio(1)	46.2%	41.1%	41.8%
Efficiency ratio (excluding noteworthy items)(2)	45.1%	41.5%	41.5%
Headcount	7,345	6,340	5,860
(1)	The efficiency ratio is the ratio of salaries and general operating expenses (including restructuring charges) to total net revenues (before provision for credit losses)
(2)	The efficiency ratios exclude the noteworthy items outlined in “Non-GAAP Reconciliations”.

Over the past two of years, we have focused on growing CIT. In other sections of this document we detail our double-digit revenue and asset increases. Those initiatives have increased salaries and general operating expenses. This build-out period, which began in 2005 and continued through 2006, has in many areas reached targeted expansion levels and management expects higher productivity benefits to follow.

The increased expenses primarily related to personnel, as we added over 1,000 employees during 2006 and almost 500 during 2005. The majority of the hires related to growing our sales force in existing lines and establishing new businesses, such as mergers and acquisitions advisory services, as well as growth of our international operations. Beyond these factors, other drivers of the increase include acquisitions (healthcare and European factoring), marketing initiatives (particularly in student lending), technology investments and other back office expenses in support of the growth initiatives. The 2006 expenses also include, for the first time, $30.8 million relating to the adoption of SFAS 123R, “Share-Based Payment”, which mandates the expensing of stock options.

The 2005 increase from 2004 was largely due to incremental operating expenses associated with acquisitions (student lending and healthcare), investments made in our sales and marketing functions and higher incentive-based compensation. The 2006 and 2005 restructuring charges are largely employee termination benefits.

Management is focusing on prospectively improving the efficiency ratio by increasing revenue generation associated with new business initiatives and the build-out of our sales force, and by continuing to raise overall operating efficiency through consolidation of certain back office functions along with other expense saving initiatives.

See Note 23 for additional information.

INCOME TAXES

Provision for Income Taxes for the years ended December 31 (dollars in millions)

	2006	2005	2004
Provision for income taxes	$ 364.4	$ 464.2	$483.2
Effective tax rate	25.8%	32.8%	39.0%
Tax liability reductions / State & Local NOL valuation adjustments	(4.9)%	(2.4)%	–
Provision for income taxes, excluding liability reductions and State & Local NOL valuation adjustments	30.7%	35.2%	39.0%

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	29

The effective tax rate differs from the U.S. federal tax rate of 35% primarily due to state and local income taxes, foreign earnings taxed at lower rates, as well as permanent differences between book and tax treatment of certain items. The reductions in the effective tax rate from 2004 through 2006, excluding the reversals and liability releases, reflects our strategy to relocate and fund certain aerospace assets offshore, favorable tax treatment for certain aircraft leasing operations conducted offshore, coupled with improved international earnings and reduced state and local income taxes.

The 2006 provision for income taxes was reduced by $69.7 million, primarily due to a $72.5 million release of deferred income tax liabilities from the relocation and funding of certain aerospace assets to lower tax jurisdictions. The 2006 provision also included a $6.8 million reversal of state net operating loss (NOL) valuation allowances (net of state deferred tax write-offs), reflecting management’s updated assessment with respect to higher expected loss utilization, and $9.6 million in additional tax expense, including an amount relating to the enactment of a tax law change during the second quarter of 2006 that reduced benefits relating to certain leveraged lease transactions.

The 2005 provision for income taxes benefited from the release of a $17.0 million deferred tax liability associated with the offshore aerospace initiative and the release of a tax liability of $17.6 million relating to our international operations, as we finalized a tax filing position based on a favorable opinion received from the local tax authorities.

As of December 31, 2006, CIT has U.S. federal NOL’s of approximately $77.5 million acquired in the 2005 purchase of Education Lending Group, which expire in various years beginning in 2023. In addition, we have various state NOL’s that will expire in various years beginning in 2007. Federal and state operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to fully utilize these federal loss carryforwards. Accordingly, we do not believe a valuation allowance is required with respect to these federal NOL’s. However, based on management’s assessment as to realizability, the net deferred tax liability includes a valuation allowance relating to state NOL’s of approximately $10.4 million and $19 million as of December 31, 2006 and 2005.

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

The Company, as required by regulation, has made payments totaling approximately $75 million to Revenue Canada (“CRA”) in connection with disputed tax positions related to certain leasing transactions. We are engaged in settlement discussions with CRA with respect to these transactions, the outcome and timing of which is uncertain. These leasing transactions were originated by a predecessor prior to being acquired in a stock transaction by the Company. The predecessor shareholders provided an indemnification with respect to the tax attributes of these transactions. Management of the Company believes that the settlement of these transactions with CRA, or with the indemnifiers, would not have a material impact on the Company’s financial position, cash flows or results of operations.

See Note 14 and “Non-GAAP Financial Measurements” for additional information.

30	CIT GROUP INC 2006

FINANCING AND LEASING ASSETS

Financing and Leasing Assets by Segment as of December 31 (dollars in millions)

				% Change
	2006	2005	2004	06 vs. 05	05 vs. 04
Commercial Finance Group
Corporate Finance
Finance receivables	$18,989.5	$13,652.5	$13,075.9	39.1%	4.4%
Operating lease equipment, net	204.4	177.7	475.7	15.0%	(62.6)%
Financing and leasing assets held for sale	563.1	253.5	110.7	122.1%	129.0%

Owned assets	19,757.0	14,083.7	13,662.3	40.3%	3.1%
Finance receivables securitized and managed by CIT	1,568.7	2,525.3	2,915.5	(37.9)%	(13.4)%

Managed assets	21,325.7	16,609.0	16,577.8	28.4%	0.2%

Transportation Finance
Finance receivables	2,123.3	1,895.4	1,829.7	12.0%	3.6%
Operating lease equipment, net	9,846.3	8,408.5	6,736.5	17.1%	24.8%
Financing and leasing assets held for sale	75.7	150.3	–	(49.6)%	–

Owned assets	12,045.3	10,454.2	8,566.2	15.2%	22.0%

Trade Finance
Finance receivables	6,975.2	6,690.0	6,204.1	4.3%	7.8%

Specialty Finance Group
Vendor Finance
Finance receivables	7,102.5	7,264.4	7,677.4	(2.2)%	(5.4)%
Operating lease equipment, net	967.2	1,049.5	1,078.7	(7.8)%	(2.7)%
Financing and leasing assets held for sale	529.3	720.3	1,185.8	(26.5)%	(39.3)%

Owned assets	8,599.0	9,034.2	9,941.9	(4.8)%	(9.1)%
Finance receivables securitized and managed by CIT	4,057.8	3,921.6	4,165.5	3.5%	(5.9)%

Managed assets	12,656.8	12,955.8	14,107.4	(2.3)%	(8.2)%

Consumer and Small Business Lending
Finance receivables – home lending	9,647.7	8,199.7	4,896.8	17.7%	67.5%
Finance receivables – student lending	8,488.9	5,051.0	–	68.1%	–
Finance receivables – small business lending	1,200.7	1,238.6	1,128.3	(3.1)%	9.8%
Finance receivables – other	537.1	302.9	236.0	77.3%	28.3%
Financing and leasing assets held for sale	625.6	496.2	344.3	26.1%	44.1%

Owned assets	20,500.0	15,288.4	6,605.4	34.1%	131.5%
Home lending finance receivables securitized and managed by CIT	634.8	838.8	1,228.7	(24.3)%	(31.7)%

Managed assets	21,134.8	16,127.2	7,834.1	31.1%	105.9%

Other – Equity Investments	25.4	30.2	181.0	(15.9)%	(83.3)%

Managed assets	$74,163.2	$62,866.4	$53,470.6	18.0%	17.6%

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	31

Total Managed Assets as of December 31
(dollars in billions)

Managed assets grew by 18% in 2006, reflecting record new business volume and portfolio acquisitions. Moreover, the growth was on balance sheet, as securitized assets continued to decline. Growth was broad based in all segments with the exception of Vendor Finance, which experienced runoff in the Dell U.S. venture. We continued our discipline of allocating capital to businesses with higher risk-adjusted returns by liquidating non-strategic portfolios.

See Non-GAAP Financial Measurements for reconciliation of managed assets.

BUSINESS VOLUMES, SALES/SYNDICATIONS,
ACQUISITIONS AND DISPOSITIONS

Total Business Volumes (excluding factoring)
For the years ended December 31 (dollars in billions)

$45
40
35
30
25
20
15
10
5
0
$23.6
$31.3
$41.3
2004
2005
2006

In 2006, we continued our strategy to advance our sales culture and delivered another year of record new business volume growth. New business volume (excluding factoring) was up 32% in both 2006 and 2005. The increased 2006 volume reflected our expanded market coverage and increased productivity per salesperson, as our industry alignments, entrance into growth industries and expanded cross-sell efforts continued to produce results.

Total Business Volume (excluding factoring)
For the years ended December 31 (dollars in millions)

	2006	2005	2004
Corporate Finance	$ 14,448.1	$ 8,737.3	$ 7,378.9
Transportation Finance	3,137.2	2,264.1	1,333.7
Vendor Finance	8,245.3	9,752.9	9,138.9
Consumer and Small Business Lending	15,485.9	10,496.2	5,705.1

Total new business volume	$ 41,316.5	$ 31,250.5	$ 23,556.6

As part of a strategic initiative to leverage origination platforms and broaden our revenue generation, we increased our sales and syndication activities during 2006. During prior years, most of the asset sales activity involved consumer receivables. In 2006, consumer receivables sales were significant, but commercial sales and syndications, primarily from the Corporate Finance segment, grew in prominence. In total, we syndicated or sold 26% of new business volume in 2006 and 15% in 2005. We syndicated or sold $5.0 billion of commercial loans in 2006, up from $1.3 billion in the prior year. In the consumer segment, loan sales were up 68%, from $3.5 billion to $5.8 billion.

32	CIT GROUP INC 2006

ACQUISITIONS

Acquisition Summary (dollars in millions)

Asset Type	Assets	Closing	Segment
Vendor Finance	$2,000	1st quarter 2007	Vendor Finance
Diversified equipment	700	4th quarter 2006	Corporate Finance, Transportation Finance and Vendor Finance
Rail (serviced fleet)	90	4th quarter 2006	Transportation Finance
Factoring	165	2nd quarter 2006	Trade Finance
Healthcare	500	3rd quarter 2005	Corporate Finance
Factoring	860	1st quarter 2005	Trade Finance
Student loans	4,300	1st quarter 2005	Consumer and Small Business Lending

With the exception of the student loan acquisition, these acquisitions were add-ons to existing CIT businesses and are not reflected in our new business volume in the year of acquisition. The Vendor Finance acquisition, which closed on January 2, 2007, significantly leverages our existing expertise in managing vendor relationships across Europe. The businesses acquired provide asset finance to customers of industrial equipment and technology manufacturers and suppliers throughout the United Kingdom and Germany. Approximately 60% of the purchased assets were originated in the UK, with the balance in Germany. The fourth quarter 2006 “bolt-on” acquisition included assets that complemented existing CIT businesses, such as rail and technology. The 2006 factoring acquisition broadened our international exposure through the purchase of a German factoring business. The 2005 healthcare acquisition was key in our plan to grow this product line, which offers high growth and strong returns.

DISPOSITIONS

Disposition Summary (dollars in millions)

Asset Type	Assets	Closing	Segment
Micro-ticket leasing	$300	4th quarter 2005	Vendor Finance
Manufactured housing	400	1st/4th quarters 2005	Vendor Finance
Business aircraft	920	2nd quarter 2005	Corporate Finance

Venture capital	150	1st /2nd quarters 2005	Corporate and Other

In addition to normal course sales and syndications in a prior table, we periodically dispose of receivables and other assets that we determine do not meet our risk-adjusted return criteria or do not fit in with our strategic direction, including growth and scale characteristics. This guided the disposition initiatives above, thereby freeing up the corresponding capital for redeployment. We also targeted in 2006 and 2005 Transportation Finance commercial aircraft and rail assets for sale and reduced them to estimated fair value via charges to income.

RESULTS BY BUSINESS SEGMENT

For the 2004 through 2006 periods, capital is allocated to the segments by applying different leverage ratios to each business unit using market capitalization and risk criteria. The capital allocations reflect the relative risk of individual asset classes within segments and range from approximately 2% of managed assets for U.S. government guaranteed loans to approximately 15% of managed assets for longer-term assets such as aerospace and rail. As discussed in Risk Management, we continue to advance our capital allocation disciplines by implementing processes and systems which will lead to driving risk-based capital allocations down to the transactional level. Therefore, segment capital allocation percentages may be refined prospectively. We expect the refined sub-segment allocation percentages to range between 1% and 20%.

Certain corporate expenses are not allocated to the operating segments. These non-allocated expenses, which are reported in Corporate and Other, consist primarily of the following: (1) provisions for credit losses in excess of net charge-offs; (2) equity-based compensation, including stock option expense; (3) expenses related to certain corporate support functions; (4) certain funding costs, as the segment results reflect debt transfer pricing that matches assets and liabilities from an interest rate and maturity perspective; (5) certain tax provisions relating primarily to international operations; and (6) dividends on preferred securities. Beginning with the first quarter of 2007, we will be allocating certain corporate expenses, primarily items 1, 2 and 3 above, to the segments to measure the segment performances on a more fully allocated basis.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	33

Results by Business Segment for the years ended December 31 (dollars in millions)

	2006	2005	2004
Net Income
Corporate Finance	$ 310.9	$ 275.3	$ 230.1
Transportation Finance	307.9	129.9	87.0
Trade Finance	176.2	184.7	161.1

Total Commercial Finance Group	795.0	589.9	478.2

Vendor Finance	314.5	293.5	239.4
Consumer & Small Business Lending	155.4	99.8	75.2

Total Specialty Finance Group	469.9	393.3	314.6

Corporate & Other	(249.1)	(46.8)	(39.2)

Total	$ 1,015.8	$ 936.4	$ 753.6

Return on Equity
Corporate Finance	15.3%	16.0%	13.9%
Transportation Finance	20.7%	9.9%	10.5%
Trade Finance	25.9%	27.1%	25.7%
Total Commercial Finance Group	18.8%	15.8%	15.4%
Vendor Finance	27.5%	24.5%	20.9%
Consumer & Small Business Lending	13.9%	12.0%	18.4%
Total Specialty Finance Group	20.6%	19.1%	19.8%
Corporate and other	(4.5)%	(1.9)%	(3.7)%
Total	15.0%	15.1%	13.2%

With the exception of Trade Finance (due to increased charge-offs in 2006), all segments reported a sequential improvement in net income for both 2006 and 2005. The particularly strong increase in Transportation Finance net income from 2005 reflected the deferred tax liability release associated with the continued relocation and funding of aircraft assets in lower tax jurisdictions coupled with a higher level of allocated tax benefits.

Higher corporate expenses offset the improved segment performances and included amounts as shown in the table below:

Corporate for the years ended December 31 (dollars in millions)

	2006	2005	2004
Unallocated expenses	$(202.6)	$ (84.0)	$ (75.6)
Real estate investment gain	–	69.7	–
Mark-to-market on non-accounting hedge derivatives	–	24.4	–
Hurricane charges	–	(27.7)	–
Specific Argentine and telecommunication provisions	–	–	26.4
Preferred stock dividends	(30.2)	(12.7)	–
Restructuring charges, early termination of NYC lease / legal settlement	(15.7)	(23.2)	–
Gain on debt redemption	–	–	25.5
Venture capital operating (losses)/income(1)	(0.6)	6.7	(15.5)

Total after tax	$(249.1)	$ (46.8)	$ (39.2)

(1)	Venture capital operating losses and income include realized and unrealized gains and losses related to venture capital investments as well as interest costs and other operating expenses associated with these portfolios.

34	CIT GROUP INC 2006

The increase in unallocated corporate expenses from 2005 was due primarily to the impact of higher unallocated overhead, including incremental staff expenses, increased equity-based compensation, including expenses relating to stock options and higher unallocated funding costs. The higher corporate funding expense reflects lengthening the term of our liabilities, as we extended debt maturities in both 2006 and 2005. As discussed above, consistent with our internal management reporting, this incremental expense was not charged to the segments.

The prior year derivative amounts related to certain compound derivative contracts, which did not qualify for hedge accounting treatment and were terminated in, or had matured by, the fourth quarter of 2005.

Results by business segment are discussed below. See Note 20 – Business Segment Information for additional details.

Corporate Finance

•	Net income improved 13% in 2006 and 20% in 2005 from the preceding year, reflecting broad-based profitability improvements across most businesses. The 2006 net income improvements were particularly strong in healthcare and in communications, media & entertainment (CM&E), driven by revenue growth, while the 2005 improvements reflected lower charge-offs.

•	Total net revenues increased 20% in 2006 and 4% in 2005 from the prior year. Finance margins as a percentage of earning assets were essentially flat with 2005. Other revenue increased 16% in 2006, reflecting higher fees, including syndication and advisory fees, particularly in CM&E and healthcare.

•	Charge-offs in 2006 were flat with the prior year in both amount and percentage of receivables (at approximately 20 basis points). Recoveries remained high and increased approximately $15 million over 2005.

•	Return on risk-adjusted capital was relatively stable in all periods.

•	Volume was higher across virtually all of the businesses and up over 65% from last year. Healthcare led the growth, up three fold, and included a number of long-term care facilities. The new syndication business contributed $1.6 billion of the increase while communications, media and entertainment increased by $1 billion.

•	Owned assets grew over 40% from last year-end, with strength in healthcare, a new syndicated loan business and communications, media & entertainment. Healthcare has been a key driver since a 2005 acquisition. As part of our strategy to increase other revenues, we increased our syndication and receivable sale activity during 2006, which is reflected by the increase in held for sale assets. We started a new group to concentrate on this activity, as well as utilized existing business platforms. Along with the strengthening telecommunications sector, during 2006 we signed deals with major sports teams and in the entertainment industry. Securitized assets were lower as we shifted strategy to sales and syndications during 2006.

Transportation Finance

•	Net income trends were impacted by the noteworthy items discussed in Profitability and Key Business Trends. Excluding these items, net income was $251.0 million in 2006 and $133.2 million in 2005. On this basis, the improvement reflected a strong increase in operating lease net revenues (operating lease rental income less the related equipment depreciation expense), including strong aerospace rental prepayment fees and recoveries of past due rents from certain bankrupt U.S. commercial airlines along with a significant reduction in the effective tax rate due to the continued relocation of aircraft to Ireland coupled with higher allocated tax benefits. Current year other revenue also benefited from a gain relating to insurance proceeds on an aircraft lost on the ground in a casualty event.

•	Excluding the noteworthy items, total net revenues improved 49% in 2006 and 20% in 2005, as net finance revenue as a percentage of average earning assets improved approximately 30 basis points in 2006 and other revenue benefited from the above-mentioned casualty gain.

•	Credit metrics remained strong. There were minimal charge-offs in 2006, and delinquency and non-performing assets declined from 2005, as the prior year included significant exposures to two large bankrupt carriers.

•	Excluding the noteworthy items discussed in Profitability and Key Business Trends, return on risk-adjusted capital was 17.2% in 2006 and 11.0% in 2005.

•	New business volume increased over the two years on aircraft deliveries and rail growth. Aerospace was up $0.9 billion from last year while rail increased $0.2. In 2006, we committed to the purchase of 44 additional commercial aircraft. See Note 16 – Commitments and Contingencies for additional information.

•	Asset growth of over 17% in aerospace was driven by new deliveries from our order book and loans to major carriers. During 2006 we placed nineteen new aircraft from our order book. We had no commercial off-lease aircraft at year-end 2006, down from ten at year-end 2005. Rail demand remains strong, with our fleet virtually fully utilized. Continued strength in the rail industry provided opportunities to grow our rail assets over 18% to $4.2 billion.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	35

Trade Finance

•	Net income fell 5% in 2006 from the prior year, following the 15% increase in 2005 from 2004. The decline in the current year was due to higher charge-offs, which returned to more normalized levels.

•	Total net revenues increased 3% in 2006 and 10% in 2005 from the preceding year, as net finance margin as a percentage of average earning assets improved in both years. Other revenue improved modestly in both years, as slightly lower commission income rates offset higher factoring volume. Asset levels and profitability benefited from acquisitions in the first quarter of 2005 and in the second quarter of 2006, the latter of which was international.

•	Delinquency and non-performing accounts were up from relatively low levels at December 31, 2005.

•	Return on risk adjusted capital was stable, in the 26% – 27% range for all periods presented, fluctuating in line with the net income trends.

•	During 2006 we took a step to broaden our factoring business with a European acquisition, which helped increase assets from last year.

Vendor Finance

•	Net income improved from the prior year by 7% in 2006 and 23% in 2005, reflecting strong growth in the international operations. The current year improvement was driven primarily by higher other revenue and reduced charge-offs. The 2005 results included a $26.8 million after tax gain on the sale of our domestic micro-ticket leasing point of sale unit, offset by an $11.9 million after tax loss on the disposition of manufactured housing receivables.

•	Total net revenues increased 4% in 2006 and 9% in 2005. Other revenue increased 7% in 2006, reflecting strong other revenue from asset sales and syndication activity in our global operations. The net finance revenue decline from 2005 reflects a 7% drop in average earning asset levels, primarily driven by a decline in Dell assets in the U.S. vendor program, the 2005 sale of the high margin, non-strategic micro-ticket assets and the disposition of manufactured housing receivables.

•	Credit metrics trends remained positive. Net charge-offs improved in both years and both delinquency and non-performing asset levels were down from 2005, in both amount and percentage of assets.

•	Return on risk-adjusted capital improved in both periods, reflecting the net income improvements.

•	Excluding Dell in the U.S., new business volume increased worldwide 13% in 2006 from 2005. However, in total, volume was down 15% due to a 39% decline in Dell volume in the U.S. as explained below. The international increase was the result of additional new vendors and growth of the international businesses. During the year, we announced new strategic partnerships with several large international companies.

•	International assets grew 16% in 2006; while in total, managed assets were down from last year primarily due to Dell U.S. The U.S. Dell program declined 18% to $3.7 billion from December 2005, due to the combination of a decline in the overall Dell financed sales volume coupled with Dell exercising its right to purchase a portion of the receivables originated by the DFS joint venture.

Consumer and Small Business Lending

•	Net income increased 56% in 2006 and 33% in 2005 from the prior year, reflecting higher earnings in all businesses - home lending, student lending and small business lending.

•	Total net revenues increased 39% in 2006 and 36% in 2005 from the prior year. Net finance margin, though up $89.1 million (36%) from 2005, was down approximately 25 basis points as a percentage of AEA, reflecting the growth in the lower margin federally guaranteed student lending portfolio. Other revenue increased 43% in 2006, reflecting higher gains on sales of home lending and student lending receivables. Average earning assets increased 54% in 2006 and 138% in 2005, reflecting strong home lending growth and the acquisition of the student lending business in the first quarter of 2005.

•	We grew the deposit funding at CIT Bank by $2.1 billion during 2006, to $2.4 billion, slightly ahead of our plans. These broker-originated deposits are primarily fixed rate.

•	Net charge-offs, though up in amount due to growth and seasoning in the home lending portfolio, were down 9 basis points from 2005, primarily due to improvements in Small Business Lending. Home lending charge-offs as a percentage of receivables were up 7 basis points from 2005.

•	Return on risk-adjusted capital declined from 2004, primarily due to the allocation of capital related to goodwill associated with the first quarter 2005 acquisition of the student lending business.

•	New business volume increased 48% over last year on strong loan originations at Student Loan Xpress, which was more than double last year. Home lending volumes were up 14%, as we slowed the growth in that portfolio during the second half of the year. Home lending whole loan purchases were $3.6 billion or approximately 48% of new business volume, with the remainder generated through our broker origination network.

•	Managed assets were up 31% for the year primarily due to strong growth in the student lending business, which grew by approximately $3.5 billion in 2006. In the home lending business we strategically supplemented our originations with bulk purchases. See “Concentrations” section for more detail on home and student lending.

36	CIT GROUP INC 2006

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 4.6% of our total financing and leasing assets at December 31, 2006 (the largest account being less than 1.0%), 4.5% at December 31, 2005, and 5.3% at December 31, 2004. The largest accounts primarily consist of companies in the energy, transportation, and retail industries. The decline from 2004 is due to the growth in our consumer portfolios.

One of our top 10 accounts is with a power and energy company in bankruptcy proceedings. In July 2006, non-recourse debt associated with leveraged leases on two collateralized power generation facilities was refinanced and existing defaults were cured. See Reserve for Credit Losses for discussion of another transaction with the same lessee.

OPERATING LEASES

Operating Leases as of December 31 (dollars in millions)

	2006	2005	2004
Transportation Finance – Aerospace	$ 6,274.0	$5,327.1	$4,461.0
Transportation Finance – Rail and Other	3,572.3	3,081.4	2,275.5
Vendor Finance	967.2	1,049.5	1,078.7
Corporate Finance	204.4	177.7	475.7

Total	$11,017.9	$9,635.7	$8,290.9

The increases in the Transportation Finance – Aerospace portfolio reflect deliveries of nineteen new commercial aircraft from our order book, as well as the purchase of eight new aircraft. Commercial aircraft on operating lease were 192 at December 31, 2006, up from 182 last year and 167 in 2004. The increase in rail and other was due to the reclassification of railcars formerly under leveraged leases to operating leases coupled with strong rail volume, which allowed us to expand our railcar operating lease portfolio from approximately 43,000 at the end of 2004 to 93,000 at December 31, 2006. Railcar utilization remained very high with approximately 97% of our fleet in use.

The decline in the Vendor Finance operating lease portfolio reflects a general market trend toward financing equipment through finance leases and loans, rather than operating leases.

The decline in Corporate Finance operating leases since 2004 is primarily due to the 2005 sale of the business aircraft portfolio.

LEVERAGED LEASES

Leveraged Lease Portfolio as of December 31 (dollars in millions)

	2006	2005	2004
Project finance	$192.7	$ 360.1	$ 334.9
Commercial aerospace – non-tax optimized	95.2	232.1	336.6
Commercial aerospace – tax optimized	43.1	135.2	221.0
Rail	137.2	260.8	233.9
Other	28.1	32.5	115.4

Total leveraged lease transactions	$496.3	$1,020.7	$1,241.8

As a percentage of finance receivables	0.9%	2.3%	3.5%

The major components of our net investments in leveraged leases include: 1) power and utility project finance transactions, 2) commercial aerospace transactions, including tax-optimized leveraged leases, which generally have increased risk of loss in default for lessors in relation to conventional lease structures due to additional leverage and the recourse of the third-party lender to the equipment in these transactions; and 3) rail transactions. The reduction in the project finance balance reflects the previously discussed refinancing of two power generation facilities, which resulted in the classification of these transactions as conventional capital leases. The decline in the aerospace balances generally reflects the debt restructuring and reclassification to operating leases in conjunction with our initiative to relocate and fund certain assets overseas. The 2006 decline in rail is due to the remarketing of the equipment under operating lease agreements at the expiration of the original lease transactions.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	37

JOINT VENTURE RELATIONSHIPS

Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya are among our largest alliances. We have multiple program agreements with Dell, the largest of which is Dell Financial Services (DFS), covering originations in the U.S. The agreements provide Dell with the option to purchase CIT’s 30% interest in DFS in February 2008 and extends CIT’s right to purchase a percentage of DFS finance receivables through January 2010. Dell’s option to purchase CIT’s interest is based on a formula tied to DFS profitability, with the resulting value expected to range between $100 million and $345 million. The joint venture agreement with Snap-on runs until January 2009. The Avaya agreement, which relates to profit-sharing on a CIT direct origination program, was extended during the second quarter of 2006, until September 2009, pursuant to a renewal provision in the agreement.

Our financing and leasing assets include amounts related to the dell, snap-on, and avaya joint venture programs. These amounts include receivables originated directly by cit as well as receivables purchased from joint venture entities.

Returns relating to the joint venture relationships (i.e., net income as a percentage of average managed assets) for 2006 were comparable to the Vendor Finance segment returns. A significant reduction in origination volumes from any of these alliances could have a material impact on our asset and net income levels. For additional information regarding certain of our joint venture activities, see Note 19 – Certain Relationships and Related Transactions.

Joint Venture Relationships as of December 31 (dollars in millions)

	2006	2005	2004
Owned Financing and Leasing Assets
Dell U.S.	$1,307.9	$1,986.3	$1,980.7
Dell – International	1,667.9	1,528.3	1,408.7
Snap-on	1,001.2	1,035.7	1,114.7
Avaya Inc	478.0	563.0	620.7
Securitized Financing and Leasing Assets
Dell U.S.	$2,394.5	$2,526.1	$2,484.1
Dell – International	122.3	34.2	5.1
Snap-on	39.2	55.4	64.8
Avaya Inc	446.1	460.5	599.6

38	CIT GROUP INC 2006

GEOGRAPHIC COMPOSITION (%)

Geographic Concentrations by Obligor as of December 31

	2006	2005	2004
State
California	9.3%	9.8%	10.3%
Texas	7.2	7.5	7.8
New York	6.6	6.7	6.8
All other states	55.8	54.9	52.8

Total U.S.	78.9%	78.9%	77.7%

Country
Canada	5.6%	6.1%	5.5%
England	3.4	3.5	3.9
China	1.2	1.0	1.2
Mexico	1.1	0.9	1.1
Germany	1.1	0.8	1.2
Australia	1.0	1.1	1.3
France	0.9	1.0	1.4
All other countries	6.8	6.7	6.7

Total International	21.1%	21.1%	22.3%

The table summarizes significant state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our owned financing and leasing portfolio assets. International assets increased in amount during 2006, but were flat as a percentage of owned financing and leasing portfolio assets due to the increased size of the U.S. student lending portfolio. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	39

INDUSTRY COMPOSITION

Our industry composition is detailed in Note 5 – Concentrations. We believe the following discussions, covering certain industries, are of interest to investors.

Aerospace

Aerospace as of December 31 (dollars in millions)

	2006		2005		2004
Commercial Aerospace Portfolio:	Net Investment(2)	Number	Net Investment(2)	Number	Net Investment	Number
By Region:
Europe	$2,880.2	88	$2,348.4	75	$2,160.0	72
U.S. and Canada	1,288.0	60	1,243.6	62	1,057.7	66
Asia Pacific	1,705.6	52	1,569.0	52	1,242.4	46
Latin America	835.4	27	533.7	20	611.3	25
Africa / Middle East	402.1	10	257.2	6	54.2	3

Total	$7,111.3	237	$5,951.9	215	$5,125.6	212

By Manufacturer:
Boeing	$3,105.7	124	$2,644.6	124	$2,558.8	133
Airbus	3,996.2	113	3,269.0	84	2,536.9	70
Other	9.4	–	38.3	7	29.9	9

Total	$7,111.3	237	$5,951.9	215	$5,125.6	212

By Body Type(1):
Narrow body	$5,168.9	179	$4,331.0	165	$3,894.9	168
Intermediate	1,690.3	43	1,347.2	27	842.7	18
Wide body	242.7	15	235.4	16	358.1	17
Other	9.4	–	38.3	7	29.9	9

Total	$7,111.3	237	$5,951.9	215	$5,125.6	212

By Product:
Operating lease	$6,274.0	192	$5,327.1	182	$4,324.6	167
Leveraged lease (other)	95.2	4	232.1	10	336.6	12
Leveraged lease (tax optimized)	43.1	1	135.2	7	221.0	9
Capital lease	151.9	6	67.7	3	137.4	6
Loan	547.1	34	189.8	13	106.0	18

Total	$7,111.3	237	$5,951.9	215	$5,125.6	212

Number of accounts	92		93		92
Weighted average age of fleet (years)	5		6		6
Largest customer net investment	$ 288.6		$ 277.3		$286.4
Off-lease aircraft	–		10		2

(1)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.
(2)	Balances include aircraft held for sale.

40	CIT GROUP INC 2006

Our top five commercial aerospace exposures totaled $1,230.0 million at December 31, 2006. Four of the top five exposures are to carriers outside of the U.S. The largest exposure to a U.S. carrier at December 31, 2006 was $245.8 million.

The regional aircraft portfolio at December 31, 2006 consisted of 64 planes with a net investment of $161.2 million. The carriers are primarily located in North America and Europe. Loans make up approximately 63% of the portfolio, operating leases account for about 32% of the portfolio, and the remaining are capital leases. At December 31, 2005, the portfolio consisted of 104 planes with a net investment of $275.3 million.

Aerospace depreciation expense for the years ended December 31, 2006, 2005 and 2004 totaled $299.4 million, $248.4 million, and $215.8 million (including a $14.8 million impairment charge).

The following is a list of our exposure to aerospace carriers that have filed for bankruptcy protection and the current status of our aircraft at December 31, 2006:

•	Delta Air Lines – On September 14, 2005, Delta Air Lines announced that it had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. During the fourth quarter of 2005, we charged off $13.2 million of our outstanding balances. Currently, we have two operating leases for $32.7 million secured by two Boeing aircraft.

•	Northwest Airlines – On September 14, 2005, Northwest Airlines announced that it had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. During the fourth quarter of 2005, we charged off $35.3 million of our outstanding balances. Currently, our Northwest Airlines exposure includes one operating lease for $7.8 million on a Boeing aircraft and floating rate loans totaling $134.5 million on 12 Airbus aircraft.

Our aerospace assets include both operating and capital leases as well as secured loans. Management considers current lease rentals as well as relevant and available market information (including third-party sales for similar equipment, published appraisal data and other marketplace information) both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. We adjust the depreciation schedules of commercial aerospace equipment on operating leases or residual values underlying capital leases when projected fair value at the end of the lease term is less than the projected book value at the end of the lease term. We review aerospace assets for impairment annually, or more often should events or circumstances warrant. Aerospace equipment is defined as impaired when the expected undiscounted cash flow over its expected remaining life is less than its book value. We factor historical information, current economic trends and independent appraisal data into the assumptions and analyses we use when determining the expected undiscounted cash flow. Included among these assumptions are the following:

•	Lease terms

•	Remaining life of the asset

•	Lease rates

•	Remarketing prospects

•	Maintenance costs

See Item 8. Financial Statements and Supplementary Data, Note 16 – Commitments and Contingencies for additional information regarding commitments to purchase additional aircraft and Note 5 – Concentrations for further discussion on geographic and industry concentrations.

Home Lending

Managed Home Lending Portfolio Statistics for the years ended December 31 (dollars in millions)

	2006	2005	2004
Managed assets	$ 10,522.5	$ 9,174.5	$6,298.5
Portfolio assets	$ 9,887.7	$ 8,335.7	$5,069.8
% of first mortgages	89%	92%	92%
Average loan size	$ 120.9	$ 118.3	$101.0
Top state concentrations	California, Florida, Texas, Illinois, New York	California, Florida, Texas, Illinois, New York	California, Florida, Texas, Ohio, Pennsylvania
Top state concentrations (%)	44%	42%	45%
Fixed-rate mortgage %	43%	43%	56%
Average loan-to-value	82%	81%	80%
Average FICO score	636	633	631
Delinquencies (sixty days or more)	4.76%	2.89%	3.59%
Net charge-offs-managed basis	0.96%	0.82%	1.11%
Net charge-offs-owned basis	0.80%	0.73%	1.09%

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	41

The home lending unit primarily originates, purchases and services loans secured by first liens on detached, single-family, residential properties. Products include fixed and variable-rate closed-end loans and variable-rate lines of credit. The portfolio includes limited second liens and interest only loans and no negative amortization products, option arms or LTVs greater than 100%. Loans are originated through brokers with a high proportion of applications processed over the internet via BrokerEdgeSM, a proprietary system. We also buy and sell individual loans and portfolios of loans from and to banks, thrifts and other originators of consumer loans to maximize the value of our origination network, manage risk and improve profitability.

Delinquencies and net charge-offs on this portfolio increased in 2006 and we expect that trend to continue in 2007 due to softening in the home lending sector and portfolio seasoning, stemming from our decision to slow growth in the portfolio. Based on management’s assessment of the portfolio and related environment, we expect home lending net charge-offs on an owned basis to approximate 120 basis points in 2007, up from 80 basis points in 2006. Note, this expectation was factored into the company’s previously-issued 2007 guidance.

Student Lending (Student Loan Xpress)

The Consumer Finance student lending portfolio, which is marketed as Student Loan Xpress, totaled $8.8 billion at December 31, 2006, representing 12.9% of owned and 11.8% of managed assets. Loan origination volumes totaled $8.7 billion (including $6.3 billion in 2006) for the period of CIT ownership (beginning in February 2005). Student Loan Xpress has arrangements with certain financial institutions to sell selected loans and works jointly with these financial institutions to promote these relationships.

Finance receivables, including held for sale, by product type for our student lending portfolio are as follows:

Finance Receivables by Product Type at December 31 (dollars in millions)

	2006	2005
Consolidation loans	$7,399.8	$4,668.7
Other U.S. Government guaranteed loans	1,064.1	568.7
Private (non-guaranteed) loans and other	308.8	30.4

Total	$8,772.7	$5,267.8

Delinquencies (sixty days or more) were $400.1 million, 4.56% of finance receivables at December 31, 2006 compared to $132.7 million, 2.52% at December 31, 2005.

Top 5 state concentrations (California, New York, Texas, Pennsylvania, and Ohio) represented an aggregate 35.0% and 37.5% of the portfolio at December 31, 2006 and 2005.

RISK MANAGEMENT

Our business activities involve various elements of risk. We consider the principal types of risk to be credit risk (including credit, collateral and equipment risk) and market risk (including interest rate, foreign currency and liquidity risk). Managing risks is essential to conducting our businesses and to our profitability. Accordingly, our risk management systems and procedures are designed to identify and analyze key business risks, to set appropriate policies and limits, and to continually monitor these risks and limits by means of reliable administrative and information systems, along with other policies and programs. Within the Office of the Chairman, the Vice Chairman and Chief Lending Officer oversees credit and equipment risk management across the businesses while the Vice Chairman and Chief Financial Officer oversees market risk management.

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

In conjunction with our capital allocation initiatives, we have enhanced our credit risk management practices, including portfolio modeling, probability of default analysis, further development of risk-based pricing tools, and reserve for credit loss analysis.

Our Asset Quality Review Committee is comprised of members of senior management, including the Vice Chairman and Chief Lending Officer, the Vice Chairman and Chief Financial Officer, the Chief Credit and Risk Officer, the Controller and the Director of Credit Audit. Periodically, this committee meets with senior executives of our business units and corporate credit risk management group to review portfolio performance, including the status of individual financing and leasing assets, owned and managed, to obligors with higher risk

42	CIT GROUP INC 2006

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

CIT has entered into a limited number of credit default swaps to economically hedge certain CIT credit exposures. Also, we have selectively executed offsetting derivative transactions with financial institutions and our customers as a service to our customers in order to mitigate their respective interest rate and currency risks. The counter party exposure related to these transactions is monitored and evaluated in conjunction with our normal underwriting policies and procedures.

Commercial Lending and Leasing The commercial credit management process begins with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including collecting past due balances and liquidating underlying collateral. Credit personnel review a potential borrower’s financial condition, results of operations, management, industry, customer base, operations, collateral and other data, such as third party credit reports, to thoroughly evaluate the customer’s borrowing and repayment ability. Transactions are graded according to the two-tier risk metrics system described above. Credit facilities are subject to approval within our overall credit approval and underwriting guidelines and are issued commensurate with the credit evaluation performed on each borrower.

Consumer and Small Ticket Lending and Leasing For consumer transactions and certain small-ticket lending and leasing transactions, we employ proprietary automated credit scoring models by loan type. The complex statistical models and algorithms are developed, tested and maintained in-house by our credit risk management sciences group. The models emphasize, among other things, occupancy status, length of residence, employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information and combined loan to value ratio for consumers, while small business models encompass financial performance metrics, length of time in business, industry category and geographic location. The models are used to assess a potential borrower’s credit standing and repayment ability considering the value or adequacy of property offered as collateral. We also utilize external credit bureau scoring, behavioral models and judgment in the credit adjudication and collection processes.

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	43

We continue to advance our capital allocation disciplines through the implementation of processes and systems, which will drive risk-based equity allocations down to the transaction level and stress test loss scenarios. We expanded our proactive portfolio management activities to place greater emphasis on whole loan sales and syndications and broadened our risk mitigation techniques to include risk-sharing arrangements, credit insurance and credit derivatives. Additionally, we have migrated our credit data files to a centralized credit manager system, which will further our portfolio analytical capabilities and allow us to analyze cross industry and cross border performance correlations.

Supervision and Oversight

The Corporate Credit Risk Management group, which reports to the Vice Chairman and Chief Lending Officer, oversees and manages credit risk throughout CIT. This group includes senior credit executives in each of the business units. Our Executive Credit Committee includes the Chief Executive Officer, the Chief Lending Officer and members of the Corporate Credit Risk Management group. The committee approves transactions, which are outside of established target market definitions and risk acceptance criteria, corporate exceptions as delineated within the individual business unit credit authority, and transactions that exceed the business units’ credit authority.

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

CIT also maintains a standing Asset Quality Review Committee, which is charged with reviewing aggregate portfolio performance, including the status of individual financing and leasing assets, owned and managed, to obligors with higher risk profiles. The committee is comprised of members of senior management, including the Vice Chairman and Chief Lending Officer, the Vice Chairman and Chief Financial Officer, the Chief Credit and Risk Officer, the Controller and the Director of Credit Audit and meets with senior business unit executives to understand portfolio performance dynamics. This committee also periodically meets with the Chief Executive Officer of CIT to review overall credit risk, including geographic, industry and customer concentrations, and the reserve for credit losses.

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

INTEREST RATE AND FOREIGN EXCHANGE RISK MANAGEMENT

Interest Rate Risk Management We monitor our interest rate sensitivity on a regular basis by analyzing the impact of interest rate changes upon the financial performance of the business. We also consider factors such as the strength of the economy, customer prepayment behavior and re-pricing characteristics of our assets and liabilities.

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

44	CIT GROUP INC 2006

An immediate hypothetical 100 basis point increase in the yield curve on January 1, 2007 would reduce our net income by an estimated $5 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in our net income of a like amount. A 100 basis point increase in the yield curve on January 1, 2006 would have reduced our net income by an estimated $14 million after tax, while a corresponding decrease in the yield curve would have increased our net income by a like amount.

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

An immediate hypothetical 100 basis point increase in the yield curve on January 1, 2007 would increase our economic value by $287 million before income taxes. A 100 basis point increase in the yield curve on January 1, 2006 would have increased our economic value by $51 million before income taxes.

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

(dollars in millions)

	Before Swaps		After Swaps
For the year ended December 31, 2006
Commercial paper, variable-rate senior notes and secured borrowings	$26,290.4	5.14%	$29,532.7	5.22%
Fixed-rate senior and subordinated notes and deposits	26,349.9	5.69%	23,107.6	5.73%

Composite	$52,640.3	5.41%	$52,640.3	5.45%

For the year ended December 31, 2005
Commercial paper, variable-rate senior notes and secured borrowings	$20,823.7	3.57%	$24,225.2	3.87%
Fixed-rate senior and subordinated notes and deposits	22,362.6	5.33%	18,961.1	5.14%

Composite	$43,186.3	4.48%	$43,186.3	4.43%

For the year ended December 31, 2004
Commercial paper, variable-rate senior notes and secured borrowings	$15,138.8	1.88%	$18,337.9	2.59%
Fixed-rate senior and subordinated notes and deposits	19,755.6	5.64%	16,556.5	5.08%

Composite	$34,894.4	4.01%	$34,894.4	3.77%

The weighted average interest rates before swaps do not necessarily reflect the interest expense that we would have incurred over the life of the borrowings had we managed the interest rate risk without the use of such swaps.

We offer a variety of financing products to our customers, including fixed and variable-rate loans of various maturities and currency denominations, and a variety of leases, including operating leases. Changes in market interest rates, relationships between short-term and long-term market interest rates, or relationships between different interest rate indices (i.e., basis risk) can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, and can result in an increase in interest expense relative to finance income. We measure our asset/liability position in economic terms through duration measures and sensitivity analysis, and we measure the effect on earnings using maturity gap analysis. Our asset portfolio is generally comprised of loans and leases of short to intermediate term. As such, the duration of our asset portfolio is generally less than three years. We target to closely match the duration of our liability portfolio with that of our asset portfolio. As of December 31, 2006, our liability portfolio duration was slightly longer than our asset portfolio duration.

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	45

We periodically enter into structured financings (involving the issuance of both debt and an interest rate swap with corresponding notional principal amount and maturity) to manage liquidity and reduce interest rate risk at a lower overall funding cost than could be achieved by solely issuing debt.

As part of managing exposure to interest rate, foreign currency, and, in limited instances, credit risk, CIT, as an end-user, enters into various derivative transactions, all of which are transacted in over-the-counter markets with other financial institutions acting as principal counterparties. Derivatives are utilized to eliminate or mitigate economic risk, and our policy prohibits entering into derivative financial instruments for speculative purposes. To ensure both appropriate use as a hedge and to achieve hedge accounting treatment, whenever possible, substantially all derivatives entered into are designated according to a hedge objective against a specific or forecasted liability or, in limited instances, assets. The notional amounts, rates, indices, and maturities of our derivatives closely match the related terms of the underlying hedged items.

CIT utilizes interest rate swaps to exchange variable-rate interest underlying forecasted issuances of commercial paper, specific variable-rate debt instruments, and, in limited instances, variable-rate assets for fixed-rate amounts. These interest rate swaps are designated as cash flow hedges and changes in fair value of these swaps, to the extent they are effective as a hedge, are recorded in other comprehensive income. Ineffective amounts are recorded in interest expense. Interest rate swaps are also utilized to effectively convert fixed-rate interest on specific debt instruments to variable-rate amounts. These interest rate swaps are designated as fair value hedges and changes in fair value of these swaps are effectively recorded as an adjustment to the carrying value of the hedged item, as the offsetting changes in fair value of the swaps and the hedged items are recorded in earnings.

The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

	Before Swaps		After Swaps
	Fixed rate	Variable rate	Fixed rate	Variable rate
December 31, 2006
Assets	51%	49%	51%	49%
Liabilities	55%	45%	50%	50%
December 31, 2005
Assets	49%	51%	49%	51%
Liabilities	50%	50%	44%	56%

Total interest sensitive assets were $64.1 billion and $51.9 billion at December 31, 2006 and 2005. Total interest sensitive liabilities were $57.1 billion and $45.6 billion at December 31, 2006 and 2005.

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

Other Market Risk Management – CIT has entered into credit default swaps to economically hedge certain CIT credit exposures. These swaps do not meet the requirements for hedge accounting treatment and, therefore, are recorded at fair value, with both realized and unrealized gains or losses recorded in other revenue in the Consolidated Statement of Income. See Note 9 - Derivative Financial Instruments for further discussion, including notional principal balances of interest rate swaps, foreign currency exchange forward contracts, cross-currency swaps, credit default swaps and other derivative contracts.

DERIVATIVE RISK MANAGEMENT

We enter into interest rate and currency swaps, foreign exchange forward contracts, and in limited instances, credit default swaps and commodity swaps as part of our overall risk management practices. We assess and manage the external and internal risks associated with these derivative instruments in accordance with the overall operating goals established by our

46	CIT GROUP INC 2006

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

Outstanding commercial paper totaled $5.4 billion at December 31, 2006, compared with $5.2 billion and $4.2 billion at December 31, 2005 and 2004. Our targeted U.S. program size is $6.0 billion in addition to programs targeted to aggregate $500 million in Canada and Australia. Our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper. We have aggregate bank facilities of $7.3 billion in multi-year facilities. We also maintain committed bank lines of credit to provide backstop support of commercial paper borrowings and local bank lines to support our international operations.

During 2006, we grew deposits at CIT Bank, a Utah industrial bank, by approximately $2.1 billion to $2.3 billion. These deposits, which are broker originated, have an average maturity of approximately 2 years. This action represents further execution on our liquidity risk management plan to broaden our funding sources and decrease our reliance on capital markets. Our plan is to fund a portion of the Bank’s assets, which include a portion of the home lending and student lending portfolios, with Bank deposits. Our longer-term goal is to have 10% of our total funding base in the form of Bank deposits.

We maintain registration statements with the Securities and Exchange Commission (SEC) covering debt securities that we may sell in the future. At December 31, 2006, we had $5.4 billion and Euros 0.8 billion of registered, but unissued, debt securities available under existing shelf registration statements, under which we may issue debt securities and other capital market securities. Term-debt issued during 2006 totaled $18.6 billion: $10.1 billion in variable-rate medium-term notes and $8.5 billion in fixed-rate notes. Consistent with our strategy of managing debt refinancing risk, the weighted average maturity of term-debt issued in 2006 was approximately five years. Included with the fixed-rate notes are issuances under a retail note program in which we offer fixed-rate senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During 2006, we issued $0.9 billion under this program having maturities of between 2 and 15 years. As part of our strategy to further diversify our funding sources, $4.3 billion of foreign currency denominated debt was issued during 2006. We plan on continuing to utilize diversified sources of debt funding to meet our strategic global growth initiatives.

To further strengthen our funding capabilities, we maintain committed asset-backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home lending receivables and trade accounts receivable. While these are predominately in the U.S., we also maintain facilities for Canadian domiciled assets. As of December 31, 2006, we had approximately $5.6 billion of availability in our committed asset-backed facilities and $3.3 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	47

We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability as outlined in the following table:

Liquidity Measurements

		December 31,
Liquidity Measurement	Current Target	2006	2005
Commercial paper to total debt	Maximum of 15%	9%	11%
Short-term debt to total debt	Maximum of 35%	24%	29%
Bank lines to commercial paper	Minimum of 100%	148%	131%
Aggregate alternate liquidity* to short-term debt	Minimum of 100%	125%	110%
*	Aggregate alternate liquidity includes available bank facilities, asset-backed facilities and cash.

Our credit ratings are an important factor in meeting our earnings and net finance revenue targets as better ratings generally correlate to lower cost of funds and broader market access. The following credit ratings have been in place since September 30, 2002 with the exception of the “positive” outlooks that were upgraded from “stable” in 2006:

CREDIT RATINGS

	Short-Term	Long-Term	Outlook
DBRS	R-1L	A	Positive
Fitch	F1	A	Positive
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Positive

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

48	CIT GROUP INC 2006

The following tables summarize significant contractual payments and projected cash collections, and contractual commitments at December 31, 2006:

Payments and Collections by Year (dollars in millions)(1)

	Total	2007	2008	2009	2010	2011+
Commercial paper	$ 5,365.0	$ 5,365.0	$ –	$ –	$ –	$ –
Deposits	2,399.6	905.9	945.3	352.6	74.8	121.0
Variable-rate senior unsecured notes	19,184.3	5,103.4	6,367.9	3,890.6	819.9	3,002.5
Fixed-rate senior unsecured notes	29,107.1	4,163.4	2,664.6	1,410.6	3,069.0	17,799.5
Non-recourse, secured borrowings	4,398.5	1,002.8	2.8	274.9	–	3,118.0
Preferred capital securities	250.3	–	–	–	–	250.3
Lease rental expense	379.7	53.2	47.3	32.1	27.0	220.1

Total contractual payments	61,084.5	16,593.7	10,027.9	5,960.8	3,990.7	24,511.4

Finance receivables(2)	55,064.9	12,709.7	4,879.2	4,371.9	3,563.2	29,540.9
Operating lease rental income(3)	5,355.3	1,555.0	1,247.8	912.7	628.4	1,011.4
Finance receivables held for sale(4)	1,793.7	1,793.7	–	–	–	–
Cash – current balance	4,458.4	4,458.4	–	–	–	–
Retained interest in securitizations and
other investments	1,059.4	539.4	235.7	138.3	40.4	105.6

Total projected cash collections	67,731.7	21,056.2	6,362.7	5,422.9	4,232.0	30,657.9

Net projected cash collections (payments)	$ 6,647.2	$ 4,462.5	$(3,665.2)	$ (537.9)	$ 241.3	$ 6,146.5

(1)	Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.
(2)	Based upon carrying values, including unearned discount; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.
(3)	Rental income balances include payments from lessees on sale-leaseback equipment. See CIT payment schedule below.
(4)	Based upon management’s intent to sell rather than contractual maturities of underlying assets.

Commitment Expiration by Year (dollars in millions)

	Total	2007	2008	2009	2010	2011+
Credit extensions	$ 12,601.4	$1,963.4	$1,086.0	$1,765.1	$2,838.7	$4,948.2
Aircraft purchases	5,799.0	1,263.0	1,453.0	805.0	1,028.0	1,250.0
Letters of credit	1,059.4	986.4	24.3	–	11.3	37.4
Sale-leaseback payments	1,740.8	117.8	116.4	116.9	119.8	1,269.9
Manufacturer purchase commitments	1,176.0	712.4	381.6	82.0		–
Guarantees, acceptances and other
recourse obligations	315.0	233.4	10.5	1.3		69.8

Total contractual commitments	$22,691.6	$5,276.4	$3,071.8	$2,770.3	$3,997.8	$7,575.3

See Item 8. Financial Statements and Supplementary Data, Note 16 – Commitments and Contingencies for additional information regarding commitments.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	49

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

Securitized Assets at or for the years ended December 31 (dollars in millions)

	2006	2005	2004
Securitized Assets:
Vendor Finance	$4,057.8	$3,921.6	$4,165.5
Corporate Finance	1,568.7	2,525.3	2,915.5
Consumer and Small Business Lending	634.8	838.8	1,228.7

Total securitized assets	$6,261.3	$7,285.7	$8,309.7

Securitized assets as a % of managed assets	8.4%	11.6%	15.5%

Volume Securitized:
Vendor Finance	$3,324.1	$3,230.9	$3,153.8
Corporate Finance	321.9	1,089.6	1,280.7

Total volume securitized	$3,646.0	$4,320.5	$4,434.5

In a typical asset-backed securitization, we sell a “pool” of secured loans or leases to a special-purpose entity (SPE), typically a trust. SPEs are used to achieve “true sale” requirements for these transactions in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The SPE, in turn, issues certificates and/or notes that are collateralized by the pool and entitle the holders thereof to participate in certain pool cash flows.

Accordingly, CIT has no legal obligation to repay the securities in the event of a default by the SPE. CIT retains the servicing rights of the securitized contracts, for which we earn periodic or “on going” servicing fees. We also participate in certain “residual” cash flows (cash flows after payment of principal and interest to certificate and/or note holders, servicing fees and other credit-related disbursements). At the date of securitization, we estimate the “residual” cash flows to be received over the life of the securitization, record the present value of these cash flows as a retained interest in the securitization (retained interests can include bonds issued by the SPE, cash reserve accounts on deposit in the SPE or interest only receivables) and typically recognize a gain. Assets securitized are shown in our managed assets and our capitalization ratios on a managed basis.

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

Our retained interests had a carrying value at December 31, 2006 of $1,059.4 million. Retained interests are subject to credit and prepayment risk. As of December 31, 2006, approximately 50% of our outstanding securitization pool balances are in conduit structures. Securitized assets are subject to the same credit granting and monitoring processes which are described in the “Credit Risk Management” section. See Note 6 – Retained Interests in Securitizations and Other Investments for detail on balance and key assumptions.

50	CIT GROUP INC 2006

The student lending business is largely funded with asset-backed securitization structures. As CIT retains certain call features with respect to these borrowings, the transactions do not meet the SFAS 140 requirements for sales treatment and are therefore recorded as secured borrowings and are reflected in the Consolidated Balance Sheet as “student lending receivables pledged” and “non-recourse, secured borrowings.” Certain cash balances, included in cash and cash equivalents, are restricted in conjunction with these borrowings.

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

CAPITALIZATION

Capital Structure as of December 31 (dollars in millions)

	2006	2005	2004
Commercial paper, deposits, term debt and secured borrowings	$ 60,454.5	$ 47,612.5	$ 37,471.0

Total common stockholders’ equity	7,251.1	6,462.7	6,055.1
Preferred stock	500.0	500.0	–

Total stockholders’ equity	7,751.1	6,962.7	6,055.1
Preferred capital securities	250.3	252.0	253.8

Total stockholders’ equity and preferred capital securities	8,001.4	7,214.7	6,308.9
Goodwill and other intangible assets	(1,008.4)	(1,011.5)	(596.5)
Other tangible equity adjustments(1)	(52.6)	(44.6)	18.6

Total tangible stockholders’ capital	6,940.4	6,158.6	5,731.0

Total tangible debt and equity	$ 67,394.9	$ 53,771.1	$ 43,202.0
Tangible capital to managed assets(1)	9.36%	9.80%	10.72%
Tangible book value per common share(2)	$ 31.22	$ 27.15	$ 26.03

(1)	Tangible capital excludes the impact of the changes in fair values of derivatives qualifying as cash flow hedges and certain unrealized gains or losses on retained interests and investments, as these amounts are not necessarily indicative of amounts that will be realized. See “Non-GAAP Financial Measurements.”
(2)	Tangible book value per common share outstanding is the sum of total common stockholders’ equity less goodwill and other intangible assets divided by outstanding common stock.

The student lending acquisition in Consumer and Small Business Lending, a factoring purchase in Trade Finance and a healthcare acquisition in Corporate Finance drove the increase in goodwill and acquired intangibles in 2005, while a European vendor finance acquisition increased goodwill and acquired intangibles during 2004. See Note 22 – Goodwill and Other Intangible Assets.

During 2005, CIT issued $500 million aggregate amount of Series A and Series B preferred equity securities. Series A has a stated value of $350 million, comprised of 14 million shares of 6.35% non-cumulative fixed rate preferred stock, with a liquidation value of $25 per share. Series B has a stated value of $150 million, comprised of 1.5 million shares of 5.189% non-cumulative adjustable rate preferred stock, with a liquidation value of $100 per share. See Note 10 – Stockholders’ Equity for further detail on preferred stock.

The preferred capital securities are 7.70% Preferred Capital Securities issued in 1997 by CIT Capital Trust I, a wholly-owned subsidiary. CIT Capital Trust I invested the proceeds of that issue in Junior Subordinated Debentures of CIT having identical rates and payment dates. Consistent with rating agency measurements, preferred capital securities are included in tangible capital in our leverage ratios. See “Non-GAAP Financial Measurements” for additional information.

On January 24, 2007, the Company sold $500 million in 60-year junior subordinated notes. The notes are callable, at par, beginning in January 2017. Although these securities will be classified as debt in our balance sheet, they will be included in tangible capitalization, similar to preferred capital securities in the table above.

On January 24, 2007, the Company agreed to purchase $500 million of its common stock through an accelerated stock buyback program with BNP Paribas (“BNP”). Repurchased shares will be held in treasury.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	51

On January 2, 2007, the Company completed the acquisition of the UK and German vendor finance businesses from Barclays Bank PLC. The acquisition, which will add approximately $2 billion in assets to Vendor Finance, was funded at December 31, 2006 through debt issuance, the proceeds of which are reflected in cash and cash equivalents.

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

Charge-off of Finance Receivables – Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after substantial collection efforts are conducted, considering such factors as the borrower’s financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Net charge-offs for the year ended December 31, 2006 were $225.0 million.

Impaired Loans – Loan impairment is measured as any shortfall between the estimated value and the recorded investment for those loans defined as impaired loans in the application of SFAS 114. The estimated value is determined using the fair value of the collateral or other cash flows, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. The determination of impairment involves management’s judgment and the use of market and third party estimates regarding collateral values. Valuations in the level of impaired loans and corresponding impairment as defined under SFAS 114 affect the level of the reserve for credit losses. At December 31, 2006, the reserve for credit losses includes a $53.4 million impairment valuation component. A 10% fluctuation in this valuation equates to $0.02 in diluted earnings per share.

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

The reserve for credit losses is determined based on three key components: (1) specific reserves for collateral dependent loans which are impaired, based upon the value of underlying collateral or projected cash flows (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit trends and (3) reserves for estimated losses inherent in the portfolio based upon economic environment, estimation risk and other factors. Historical loss rates are based on one to three-year averages, which are consistent with our portfolio life and provide what we believe to be appropriate weighting to current loss rates. The process involves the use of estimates and a high degree of management judgment. As of December 31, 2006, the reserve for credit losses was $659.3 million or 1.20% of finance receivables. A hypothetical 5% change to the expected loss rates utilized in our reserve determination at December 31, 2006 equates to the variance of $25.6 million, or 5 basis points (0.05%) in the percentage of reserves to finance receivables, and $0.08 in diluted earnings per share.

Retained Interests in Securitizations – Significant financial assumptions, including loan pool credit losses, prepayment speeds and discount rates, are utilized to determine the fair values of retained interests, both at the date of the securitization and in the subsequent quarterly valuations of retained interests. These assumptions reflect both the historical experience and anticipated trends relative to the products securitized. Any resulting losses, representing the excess of carrying value over estimated fair value that are other than temporary, are recorded in current earnings. However, unrealized gains are reflected in stockholders’ equity as part of other comprehensive income. See Note 6 – Retained Interests in Securitizations and Other Investments for additional information regarding securitization retained interests and related sensitivity analysis.

Lease Residual Values – Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Direct

52	CIT GROUP INC 2006

financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We generally bear greater risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life than a finance lease. Management performs periodic reviews of the estimated residual values, with non-temporary impairment recognized in the current period as an increase to depreciation expense for operating lease residual impairment, or as an adjustment to yield for residual value adjustments on finance leases. Data regarding equipment values, including appraisals, and our historical residual realization experience are among the factors considered in evaluating estimated residual values. As of December 31, 2006, our direct financing lease residual balance was $1.9 billion and our total operating lease equipment balance, including estimated residual value at the end of the lease term, was $11.0 billion. A hypothetical 10 basis points (0.1%) fluctuation in the total of these amounts equates to $0.04 in diluted earnings per share.

Goodwill and Intangible Assets – CIT adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective October 1, 2001. The Company determined at October 1, 2001 that there was no impact of adopting this new standard under the transition provisions of SFAS No. 142. Since adoption, goodwill is no longer amortized, but instead is assessed for impairment at least annually. During this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, and market place data. See “Note 22 - Goodwill and Intangible Assets” for additional information.

Intangible assets consist primarily of customer relationships acquired with acquisitions, with amortization lives up to 20 years, and computer software and related transaction processes, which are being amortized over a 5-year life. An evaluation of the remaining useful lives and the amortization methodology of the intangible assets is performed periodically to determine if any change is warranted. Goodwill and Intangible Assets was $1,008.4 million at December 31, 2006. A hypothetical 1% fluctuation in the value equates to $0.05 in diluted earnings per share.

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

Deferred tax assets and liabilities are recognized for the future tax consequences of transactions that have been reflected in the Consolidated Financial Statements. Our ability to realize deferred tax assets is dependent on prospectively generating taxable income by corresponding tax jurisdiction, and in some cases on the timing and amount of specific types of future transactions. Management’s judgment regarding uncertainties and the use of estimates and projections is required in assessing our ability to realize net operating loss (“NOL’s”) and other tax benefit carry-forwards, as these assets expire at various dates beginning in 2007, and they may be subject to annual use limitations under the Internal Revenue Code and other limitations under certain state laws. Management utilizes historical and projected data, budgets and business plans in making these estimates and assessments. Deferred tax assets relating to NOL’s were $137 million at December 31, 2006. A hypothetical 1% fluctuation in the value of deferred tax assets relating to NOL’s equates to $0.01 in diluted earnings per share.

Fair value determination – Selected assets and liabilities, including derivatives, retained interests in securitizations and net employee benefit obligations, are measured at estimated fair value in our financial statements. The carrying value of certain other assets, such as financing and leasing assets held for sale, which are reflected in our financial statements at the lower of cost or fair value, are influenced by our determination of fair value.

We determine market value in the following order: (1) comparable market prices to the extent available; (2) internal valuation models that utilize market data (observable inputs) as input variables; and (3) internal valuation models that utilize management’s assumptions about market participant assumptions (unobservable inputs) to the extent (1) and (2) are unavailable.

Derivative fair values are determined primarily via method (1). Financing and leasing assets held for sale fair values are determined largely via method (2), while the fair value of retained interests in securitizations and net employee benefit obligations are determined largely via method (3). See Notes 9, 6, and 15 for additional information regarding derivative financial instruments, retained interests in securitizations and employee benefit obligations. Financing and leasing assets held for sale totaled $1,793.7 million at December 31, 2006. A hypothetical 1% fluctuation in value of financing and leasing assets held for sale equates to $0.05 in diluted earnings per share.

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	53

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

Non-GAAP Reconciliations as of December 31 (dollars in millions)

	2006	2005	2004
Managed assets(1):
Finance receivables	$ 55,064.9	$ 44,294.5	$ 35,048.2
Operating lease equipment, net	11,017.9	9,635.7	8,290.9
Financing and leasing assets held for sale	1,793.7	1,620.3	1,640.8
Equity and venture capital investments (included in other assets)	25.4	30.2	181.0

Total financing and leasing portfolio assets	67,901.9	55,580.7	45,160.9
Securitized assets	6,261.4	7,285.7	8,309.7

Managed assets	$ 74,163.3	$ 62,866.4	$ 53,470.6

Earning assets(2):
Total financing and leasing portfolio assets	$ 67,901.9	$ 55,580.7	$ 45,160.9
Credit balances of factoring clients	(4,131.3)	(4,187.8)	(3,847.3)

Earning assets	$ 63,770.6	$ 51,392.9	$ 41,313.6

Tangible capital(3):
Total equity	$ 7,251.1	$ 6,462.7	$ 6,055.1
Other comprehensive income relating to derivative
financial instruments	(34.2)	(27.6)	27.1
Unrealized gain on securitization investments	(18.4)	(17.0)	(8.5)
Goodwill and intangible assets	(1,008.4)	(1,011.5)	(596.5)

Tangible common equity	6,190.1	5,406.6	5,477.2
Preferred stock	500.0	500.0	–
Preferred capital securities	250.3	252.0	253.8

Tangible capital	$ 6,940.4	$ 6,158.6	$ 5,731.0

(1)	Managed assets are utilized in certain credit and expense ratios. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.
(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.
(3)	Tangible capital is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive income and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.

54	CIT GROUP INC 2006

Years ended December 31 (dollars in millions)

	2006	2005	2004
Revenue, excluding certain noteworthy items(1):
Total net revenues (the combination of net finance revenue after
depreciation on operating leases and other revenue)	$ 3,036.4	$ 2,772.6	$ 2,422.4
Charges related to transportation assets transferred to held for sale	15.0	86.6	–
Debt termination charge	5.8	–	–
Gain on sale of real estate investment	–	(115.0)	–
Hurricane-related impairment charge	–	6.8	–
Gain on sale of business aircraft portfolio	–	(22.0)	–
Gain on sale of micro-ticket leasing business	–	(44.3)	–
Charge related to manufactured housing assets held for sale	–	20.0	15.7
Losses on venture capital investments	–	–	14.0
Gains related to certain derivative contracts	–	(43.1)	–

Total net revenues – adjusted	$ 3,057.2	$ 2,661.6	$ 2,452.1

Net income, excluding certain noteworthy items(1):
Net income available to common shareholders	$ 1,015.8	$ 936.4	$ 753.6
Revenue-related items
Charges related to transportation assets transferred to held for sale	9.2	52.4	–
Debt termination charge	3.6	–	–
Gain on sale of real estate investment	–	(69.7)	–
Hurricane-related securitization impairment charge	–	4.4	–
Gain on sale of business aircraft portfolio	–	(14.4)	–
Gain on sale of micro-ticket leasing business	–	(26.8)	–
Charge related to manufactured housing assets held for sale	–	12.4	9.3
Losses on venture capital investments	–	–	8.7
Gains related to certain derivative contracts	–	(24.4)	–
Non revenue-related items
Income tax liability reversals	(69.7)	(34.6)	–
Gain on debt redemption	–	–	(25.9)
Specific telecommunications reserve release	–	–	(26.8)
Hurricane-related provision for credit losses	–	23.3	–
Provisions for restructuring, early termination on NYC
lease / legal settlement	15.7	23.2	–

Net income – adjusted	$ 974.6	$ 882.2	$ 718.9

(1)	In addition to the results of operations presented in accordance with accounting principles generally accepted in the U.S., our management uses certain non-GAAP financial measures to: evaluate and present CIT and segment results on a comparable basis; to determine amounts awarded under certain compensation programs; and to enable analysis of past performance.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS	55

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “expect,” “estimate,” “plan,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

•	our liquidity risk management,

•	our credit risk management,

•	our asset/liability risk management,

•	our funding, borrowing costs and net finance revenue,

•	our capital, leverage and credit ratings,

•	our operational risks, including success of build-out initiatives and acquisitions,

•	legal risks,

•	our growth rates,

•	our commitments to extend credit or purchase equipment, and

•	how we may be affected by legal proceedings.

All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

•	risks of economic slowdown, downturn or recession,

•	industry cycles and trends,

•	demographic trends,

•	risks inherent in changes in market interest rates and quality spreads,

•	funding opportunities and borrowing costs,

•	changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets,

•	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

•	adequacy of reserves for credit losses,

•	risks associated with the value and recoverability of leased equipment and lease residual values,

•	changes in laws or regulations governing our business and operations,

•	changes in competitive factors, and

•	future acquisitions and dispositions of businesses or asset portfolios.

56	CIT GROUP INC 2006

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CIT Group Inc.:

We have completed integrated audits of CIT Group Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CIT Group Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that CIT Group Inc. maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 28, 2007

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	57

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — Assets December 31 (dollars in millions — except share data)

	2006	2005
Financing and leasing assets:
Finance receivables, including student lending receivables
pledged of $4,031.1 and $3,963.8	$ 55,064.9	$ 44,294.5
Reserve for credit losses	(659.3)	(621.7)

Net finance receivables	54,405.6	43,672.8
Operating lease equipment, net	11,017.9	9,635.7
Financing and leasing assets held for sale	1,793.7	1,620.3
Cash and cash equivalents, including $179.0 and $311.1 restricted	4,458.4	3,658.6
Retained interest in securitizations and other investments	1,059.4	1,152.7
Goodwill and intangible assets, net	1,008.4	1,011.5
Other assets	3,324.5	2,635.0

Total Assets	$ 77,067.9	$ 63,386.6

CONSOLIDATED BALANCE SHEETS — Liabilities and Stockholders’ Equity

Debt:
Commercial paper	$ 5,365.0	$ 5,225.0
Deposits	2,399.6	261.9
Non-recourse, secured borrowings	4,398.5	4,048.8
Variable-rate senior unsecured notes	19,184.3	15,485.1
Fixed-rate senior unsecured notes	29,107.1	22,591.7
Preferred capital securities	250.3	252.0

Total debt	60,704.8	47,864.5
Credit balances of factoring clients	4,131.3	4,187.8
Accrued liabilities and payables	4,440.8	4,321.8

Total Liabilities	69,276.9	56,374.1
Commitments and Contingencies (Note 16)
Minority interest	39.9	49.8
Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized,
Issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	350.0
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	150.0
Common stock: $0.01 par value, 600,000,000 authorized,
Issued: 213,555,940 and 212,315,498	2.1	2.1
Outstanding: 198,295,376 and 199,110,141
Paid-in capital, net of deferred compensation of $68.7 and $49.5	10,678.9	10,632.9
Accumulated deficit	(2,838.9)	(3,691.4)
Accumulated other comprehensive income	129.6	115.2
Less: treasury stock, 15,260,564 and 13,205,357 shares, at cost	(720.6)	(596.1)

Total Common Stockholders’ Equity	7,251.1	6,462.7

Total Stockholders’ Equity	7,751.1	6,962.7

Total Liabilities and Stockholders’ Equity	$ 77,067.9	$ 63,386.6

58	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, (dollars in millions — except per share data)

	2006	2005	2004
Finance revenue	$ 5,693.9	$ 4,515.2	$ 3,760.8
Interest expense	2,867.8	1,912.0	1,260.1
Depreciation on operating lease equipment	1,023.5	968.0	965.4

Net finance revenue	1,802.6	1,635.2	1,535.3
Provision for credit losses	222.2	217.0	214.2

Net finance revenue, after credit provision	1,580.4	1,418.2	1,321.1
Other revenue	1,233.8	1,137.4	887.1

Total net revenue, after credit provision	2,814.2	2,555.6	2,208.2
Salaries and general operating expenses	1,382.6	1,113.8	1,012.1
Provision for restructuring	19.6	25.2	—
Gain on redemption of debt	—	—	41.8

Income before provision for income taxes	1,412.0	1,416.6	1,237.9
Provision for income taxes	(364.4)	(464.2)	(483.2)
Minority interest, after tax	(1.6)	(3.3)	(1.1)

Net income before preferred stock dividends	1,046.0	949.1	753.6
Preferred stock dividends	(30.2)	(12.7)	—

Net income available to common stockholders	$ 1,015.8	$ 936.4	$ 753.6

Per common share data
Basic earnings per share	$ 5.11	$ 4.54	$ 3.57
Diluted earnings per share	$ 5.00	$ 4.44	$ 3.50
Number of shares – basic (thousands)	198,912	206,059	211,017
Number of shares – diluted (thousands)	203,111	210,734	215,054
Dividends per common share	$ 0.80	$ 0.61	$ 0.52

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	59

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2003	$ —	$2.1	$10,677.0	$(5,141.8)	$(141.6)	$ (1.5)	$ 5,394.2
Net income before preferred stock dividends				753.6			753.6
Foreign currency translation adjustments					68.6		68.6
Change in fair values of derivatives qualifying as cash flow hedges					14.2		14.2
Unrealized gain on equity and securitization investments, net					2.3		2.3
Minimum pension liability adjustment					(1.9)		(1.9)

Total comprehensive income							836.8

Cash dividends — common				(110.9)			(110.9)
Restricted stock expense			23.5				23.5
Treasury stock purchased, at cost						(174.8)	(174.8)
Exercise of stock option awards, including tax benefits			(25.6)			111.6	86.0
Employee stock purchase plan participation			(0.6)			0.9	0.3

December 31, 2004	—	2.1	10,674.3	(4,499.1)	(58.4)	(63.8)	6,055.1
Net income before preferred stock dividends				949.1			949.1
Foreign currency translation adjustments					110.7		110.7
Change in fair values of derivatives qualifying as cash flow hedges					54.7		54.7
Unrealized gain on equity and securitization investments, net					8.7		8.7
Minimum pension liability adjustment					(0.5)		(0.5)

Total comprehensive income							1,122.7

Issuance of Series A and B preferred stock	500.0		(10.1)				489.9
Stock repurchase agreement			(8.5)			(491.5)	(500.0)
Cash dividends — common				(128.7)			(128.7)
Cash dividends — preferred				(12.7)			(12.7)
Restricted stock expense			43.3				43.3
Treasury stock purchased, at cost						(276.3)	(276.3)
Exercise of stock option awards, including tax benefits			(65.5)			231.1	165.6
Employee stock purchase plan participation			(0.6)			4.4	3.8

December 31, 2005	$500.0	$2.1	$10,632.9	$(3,691.4)	$115.2	$(596.1)	$ 6,962.7

60	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions) (continued)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2005	$500.0	$2.1	$10,632.9	$(3,691.4)	$115.2	$(596.1)	$6,962.7
Net income before preferred stock dividends				1,046.0			1,046.0
Foreign currency translation adjustments					58.7		58.7
Change in fair values of derivatives qualifying as cash flow hedges					6.6		6.6
Unrealized gain on equity and securitization investments, net					1.1		1.1
Minimum pension liability adjustment					0.7		0.7

Total comprehensive income							1,113.1

Adjustment to initially apply FASB Statement No. 158, net of tax					(52.7)		(52.7)
Cash dividends — common				(163.3)			(163.3)
Cash dividends — preferred				(30.2)			(30.2)
Restricted stock expense			44.1				44.1
Stock option expense			30.8				30.8
Treasury stock purchased, at cost						(315.2)	(315.2)
Exercise of stock option awards, including tax benefits			(28.9)			186.7	157.8
Employee stock purchase plan participation						4.0	4.0

December 31, 2006	$500.0	$2.1	$10,678.9	$(2,838.9)	$129.6	$(720.6)	$7,751.1

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	61

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31 (dollars in millions)

	2006	2005	2004
Cash Flows From Operations
Net income before preferred stock dividends	$ 1,046.0	$ 949.1	$ 753.6
Adjustments to reconcile net income to net cash
flows from operations:
Depreciation, amortization and accretion	1,066.4	922.0	886.0
Provision for credit losses	222.2	217.0	214.2
Share-based compensation amortization	74.9	43.3	23.5
Provision for deferred federal income taxes	155.1	295.7	321.0
Gains on equipment, receivable and investment sales	(381.5)	(242.4)	(208.8)
Gain on debt redemption	—	—	(41.8)
(Increase) decrease in finance receivables held for sale	(102.8)	199.3	(394.5)
(Increase) decrease in other assets	(496.2)	339.0	(282.2)
(Decrease) increase in accrued liabilities and payables	(167.0)	246.3	370.2

Net cash flows provided by operations	1,417.1	2,969.3	1,641.2

Cash Flows From Investing Activities
Finance receivables extended and purchased	(77,165.5)	(64,436.5)	(60,242.0)
Principal collections of finance receivables and investments	62,781.0	54,708.7	49,007.5
Proceeds from asset and receivable sales	6,819.9	6,351.9	8,526.6
Purchases of assets to be leased and other equipment	(2,860.2)	(2,428.2)	(1,546.2)
Acquisitions, net of cash acquired	(836.9)	(548.9)	(726.8)
Goodwill and intangibles assets acquired	(17.8)	(436.5)	(122.1)
Net (increase) decrease in short-term factoring receivables	(233.9)	96.5	48.3

Net cash flows (used for) investing activities	(11,513.4)	(6,693.0)	(5,054.7)

Cash Flows From Financing Activities
Proceeds from the issuance of unsecured notes, deposits
and non-recourse borrowings	22,042.4	13,869.3	13,005.6
Repayments of unsecured notes, deposits and
non-recourse borrowings	(9,450.0)	(9,133.8)	(8,824.1)
Net increase in commercial paper	140.0	1,014.1	37.0
Treasury stock repurchases	(315.2)	(820.2)	(174.8)
Treasury stock issuances	190.7	235.5	112.5
Net repayments of non-recourse leveraged lease debt	(1,451.1)	(630.0)	(367.2)
Cash dividends paid	(193.5)	(141.4)	(110.9)
Excess tax benefit related to share-based compensation	31.6	—	—
Issuance of preferred stock	—	489.9	—
Other	33.3	(22.4)	(28.1)

Net cash flows provided by financing activities	11,028.2	4,861.0	3,650.0

Net increase in cash and cash equivalents	931.9	1,137.3	236.5
Unrestricted cash and cash equivalents, beginning of period	3,347.5	2,210.2	1,973.7

Unrestricted cash and cash equivalents, end of period	$ 4,279.4	$ 3,347.5	$ 2,210.2

Supplementary Cash Flow Disclosure
Interest paid	$ 2,404.9	$ 1,651.5	$ 1,241.5
Federal, foreign, state and local income taxes paid, net	$ 159.1	$ 115.6	$ 115.0

62	CIT GROUP INC 2006

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

Commencing in the second quarter of 2006, the Company included the extension, purchase, principal collection and sales cash flows related to student loans in “Finance receivables extended and purchased”, “Principal collections of finance receivables and investments” and “Proceeds from asset and receivable sales” in “Cash Flows From Investing Activities”. The presentation of the corresponding 2005 amount, “Net loans extended – pledged in conjunction with secured borrowings”, which was previously presented in “Cash Flows From Financing Activities” ($1.7 billion), has been conformed to the 2006 presentation.

Certain prior period amounts have been reclassified to conform to the current presentation, including prior periods segment data.

In accordance with the provisions of FASB Interpretation No. 46R (“FIN 46”), “Consolidation of Variable Interest Entities,” CIT consolidates variable interest entities for which management has concluded that CIT is the primary beneficiary. Entities that do not meet the definition of a variable interest entity are subject to the provisions of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements” and are consolidated when management has determined that the Company has the controlling financial interest. Entities which do not meet the consolidation criteria in either FIN 46 or ARB 51 but which are significantly influenced by the Company, generally those entities that are twenty to fifty percent owned by CIT, are included in other assets at cost for securities not readily marketable and presented at the corresponding share of equity plus loans and advances. Investments in entities which the Company does not have significant influence over are included in other assets at cost, less declines in value that are other than temporary. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, qualifying special purpose entities utilized in securitizations are not consolidated.

Financing and Leasing Assets

CIT provides funding through a variety of financing arrangements, including term loans, lease financing and operating leases. The amounts outstanding on loans, direct financing and leveraged leases are referred to as finance receivables and, when combined with finance receivables held for sale, net book value of operating lease equipment, and certain investments, represent financing and leasing assets.

At the time of designation for sale, securitization or syndication by management, assets are classified as finance receivables held for sale. These assets are carried at lower of cost or fair value.

Revenue Recognition

Finance revenue includes interest on loans, the accretion of income on direct financing leases and leveraged leases, and rents on operating leases. Related origination and other nonrefundable fees and direct origination costs are deferred and amortized as an adjustment of finance revenue over the contractual life of the transactions. Revenue on finance receivables other than leveraged leases is recognized on an accrual basis commencing in the month of origination. Leveraged lease revenue is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which CIT has a positive investment in the transaction, net of related deferred tax liabilities. Rental revenue on operating leases is recognized on a straight line basis over the lease term.

The recognition of revenue on commercial finance receivables is generally suspended and an account is placed on non-accrual status when payment of principal or interest is contractually delinquent for 90 days or more, or earlier when, in the opinion of management, full collection of all principal and interest due is doubtful. To the extent the estimated fair value of collateral does not satisfy both the principal and accrued interest outstanding, accrued but uncollected interest at the date an account is placed on non-accrual status is reversed and charged against revenue. Subsequent interest received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status. The accrual of finance revenue on consumer loans is suspended, and all previously accrued but uncollected revenue is reversed, when payment of principal and/or interest is contractually delinquent for 90 days or more.

Other revenue includes the following: (1) factoring commissions, (2) commitment, facility, letters of credit, advisory and syndication fees, (3) servicing fees, including servicing of securitized loans, (4) gains and losses from sales of leasing equipment and sales and syndications of finance receivables, (5) gains from and fees related to securitizations including accretion related to retained interests (net of impairment), (6) equity in earnings of joint ventures and unconsolidated subsidiaries, and (7) gains and losses related to certain derivative transactions.

Lease Financing

Direct financing leases are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans is recorded at the lower of car-

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	63

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rying value or estimated fair value when acquired. Lease receivables include leveraged leases, for which a major portion of the funding is provided by third party lenders on a non-recourse basis, with CIT providing the balance and acquiring title to the property. Leveraged leases are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less non-recourse third party debt and unearned finance revenue. Management performs periodic reviews of estimated residual values with other than temporary impairment recognized in current period earnings. Amounts related to maintenance activities are accrued as incurred.

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

The reserve for credit losses is determined based on three key components: (1) specific reserves for loans that are impaired under SFAS 114, based upon the value of underlying collateral or projected cash flows, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit risk and (3) reserves for estimated losses inherent in the portfolio based upon economic environment risk and other factors. In management’s judgment, the reserve for credit losses is adequate to provide for credit losses inherent in the portfolio. However, changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the reserve for credit losses.

Charge-off of Finance Receivables

Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the borrower’s financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers) and the status of collection activities. Such charge-offs are deducted from the carrying value of the related finance receivables. To the extent that an unrecovered balance remains due, a final charge-off is taken at the time collection efforts are deemed no longer useful. Charge-offs are recorded on consumer and certain small ticket commercial finance receivables beginning at 180 days of contractual delinquency. Collections on accounts previously charged off are recorded as recoveries.

Impaired Finance Receivables

Impaired finance receivables include any loans or capital leases of $500 thousand or greater that are placed on non-accrual status and are subject to periodic individual review by CIT’s Asset Quality Review Committee (“AQR”). The AQR, which is comprised of members of senior management, reviews overall portfolio performance, as well as individual accounts meeting certain credit risk grading parameters. Excluded from impaired finance receivables are: 1) certain individual commercial non-accrual finance receivables for which the collateral value supports the outstanding balance and the continuation of earning status, 2) home lending, small ticket leasing and other homogeneous pools of loans, which are subject to automatic charge-off procedures, and 3) short-term factoring customer finance receivables, generally having terms up to 30 days. Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to the contractual terms of the financing agreement. Impairment is measured as any shortfall between the estimated value and the recorded investment in the finance receivable, with the estimated value determined using the fair value of the collateral and other cash flows if the finance receivable is collateralized, or the present value of expected future cash flows discounted at the contract’s effective interest rate.

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

Goodwill and Other Identified Intangibles

SFAS No. 141 “Business Combinations” requires that business combinations be accounted for using the purchase method. The purchase method of accounting requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The difference between the fair values and the purchase price is recognized as goodwill. Identified intangible assets acquired in a business combination are separately valued and recognized on the balance sheet providing they meet certain recognition requirements.

64	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Assets

Assets received in satisfaction of loans are carried at the lower of carrying value or estimated fair value less selling costs, with write-downs of the pre-existing receivable generally reflected in provision for credit losses.

Realized and unrealized gains (losses) on marketable equity securities are recognized currently in operations. Unrealized gains and losses, representing the difference between carrying value and estimated current fair market value, for other debt and equity securities are recorded in other accumulated comprehensive income, a separate component of equity.

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

Securitizations – Student Lending Assets

In February 2005, CIT acquired Education Lending Group, Inc., a specialty finance company principally engaged in providing education loans (primarily U.S. government guaranteed), products and services to students, parents, schools and alumni associations. This business is largely funded with “Education Loan Backed Notes,” which are accounted for under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The assets related to these borrowings are owned by a special purpose entity that is consolidated in the CIT financial statements, and the creditors of that special purpose entity have received ownership and / or security interests in the assets. CIT retains certain call features with respect to these borrowings. The transactions do not meet the SFAS 140 requirements for sales treatment and are, therefore, recorded as secured borrowings and are reflected in the Consolidated Balance Sheet as “student lending receivables pledged” and “non-recourse, secured borrowings.” Certain cash balances, included in cash and cash equivalents, are restricted in conjunction with these borrowings.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

does not enter into derivative financial instruments for speculative purposes.

Major portfolio hedge strategies include: (1) Interest rate risk management to match fund asset portfolio growth. Interest rate swaps, whereby CIT pays a fixed interest rate and receives a variable interest rate, are utilized to hedge either forecasted commercial paper issuances or specific variable-rate debt instruments. These transactions are classified as cash flow hedges and effectively convert variable-rate debt to fixed-rate debt. Interest rate swaps, whereby CIT pays a variable interest rate and receives a fixed interest rate, are utilized to hedge specific fixed-rate debt. These transactions are classified as fair value hedges and effectively convert fixed-rate debt to a variable-rate debt. (2) Currency risk management to hedge foreign funding sources. Cross-currency swaps, whereby CIT pays U.S. dollars and receives various foreign currencies, are utilized to effectively convert foreign-denominated debt to U.S. dollar debt. These transactions are classified as either foreign currency cash flow or foreign currency fair value hedges. (3) Currency risk management to hedge investments in foreign operations. Cross-currency swaps and foreign currency forward contracts, whereby CIT pays various foreign currencies and receives U.S. dollars, are utilized to effectively convert U.S. dollar denominated debt to foreign currency denominated debt. These transactions are classified as foreign currency net investment hedges, or foreign currency cash flow hedges, with resulting gains and losses reflected in accumulated other comprehensive income as a separate component of equity.

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

CIT uses both the “short-cut” method and the “long-haul” method to assess hedge effectiveness. The short-cut method is applied to certain interest rate swaps used for fair value and cash flow hedges of term debt if certain strict criteria are met. This method allows for the assumption of no hedge ineffectiveness if these strict criteria are met at the inception of the derivative, including matching of the critical terms of the debt instrument and the derivative. As permitted under the short-cut method, no further assessment of hedge effectiveness is performed for these transactions.

The long-haul method is applied to other interest rate swaps, non-compound cross-currency swaps and foreign currency forward exchange contracts. For hedges where we use the long-haul method to assess hedge effectiveness, we document, both at inception and over the life of the hedge, at least quarterly, our analysis of actual and expected hedge effectiveness. For hedges of forecasted commercial paper transactions, more extensive analysis using techniques such as regression analysis are used to demonstrate that the hedge has been, and is expected to be, highly effective in off-setting corresponding changes in the cash flows of the hedged item. For hedges of foreign currency net investment positions we apply the “forward” method whereby effectiveness is assessed and measured based on the amounts and currencies of the individual hedged net investments and notional amounts and underlying currencies of the derivative contract. For those hedging relationships in which the critical terms of the entire debt instrument and the derivative are identical, and the creditworthiness of the counter party to the hedging instrument remains sound, there is an expectation of no hedge ineffectiveness so long as those conditions continue to be met.

The net interest differential, including premiums paid or received, if any, on interest rate swaps, is recognized on an accrual basis as an adjustment to finance revenue or as interest expense to correspond with the hedged position. In the event of early termination of derivative instruments, the gain or loss is reflected in earnings as the hedged transaction is recognized in earnings.

Derivative instruments are transacted in limited instances with CIT customers using interest rate swaps with our customers as well as offsetting swap transactions with other financial institutions with like terms. These derivative instruments do not qualify for hedge accounting. As a result, changes in fair value of the derivative instruments are reflected in current earnings.

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

66	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

CIT has operations in Canada, Europe and numerous other countries outside the United States. The functional currency for these foreign operations is generally the local currency. The value of the assets and liabilities of these operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates effective during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in accumulated other comprehensive income. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in net income.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future taxation of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the relevant facts and circumstances, it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. income taxes are generally not provided on undistributed earnings of foreign operations as such earnings are permanently invested. Income tax reserves reflect open tax return positions, tax assessments received, tax law changes and third party indemnifications, and are included in current taxes payable, which is reflected in accrued liabilities and payables.

Accounting for Costs Associated with Exit or Disposal Activities

A liability for costs associated with exit or disposal activities, other than in a business combination, is recognized when the liability is incurred. The liability is measured at fair value, with adjustments for changes in estimated cash flows recognized in earnings.

Other Comprehensive Income/Loss

Other comprehensive income/loss includes unrealized gains on securitization retained interests and other investments, foreign currency translation adjustments pertaining to both the net investment in foreign operations and the related derivatives designated as hedges of such investments, the changes in fair values of derivative instruments designated as hedges of future cash flows and certain pension and post-retirement benefit obligations. Amounts are recognized net of tax to the extent applicable.

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

Cash receipts and cash payments resulting from purchases and sales of loans, securities, and other financing and leasing assets are classified as operating cash flows when these assets are originated/acquired and designated specifically for resale. Cash receipts resulting from sales of loans, beneficial interests and other financing and leasing assets that were not specifically originated/acquired and designated for resale are classified as investing cash inflows.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the revision to SFAS No. 123, “Share-Based Payment” (“FAS 123R”), which requires the recognition of compensation expense for all stock-based compensation plans. As a result, salaries and general operating expenses for 2006 include compensation expense related to employee stock option plans and employee stock purchase plans. The Company utilized the modified prospective transition method in the adoption of FAS 123R and compensation expense is recognized over the vesting period (requisite service period), generally three years, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. The compensation expense assumes a 2% forfeiture rate.

Earnings per Share

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	67

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires disclosure of the estimated fair value of CIT’s financial instruments, excluding leasing transactions accounted for under SFAS 13. These fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument, assuming adequate market liquidity. Because no established trading market exists for a significant portion of CIT’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involving uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions or estimation methods may significantly affect the estimated fair values. Because of these limitations, there is no assurance that the estimated fair values presented would necessarily be realized upon disposition or sale.

Actual fair values in the marketplace are affected by many factors, such as supply and demand, market liquidity, investment trends, the motivations of buyers and sellers, and geopolitical risks which are not considered in the methodology used to determine the estimated fair values presented. In addition, fair value estimates are based on existing financial instruments without attempting to estimate the value of future business transactions and the value of assets and liabilities that are part of CIT’s overall value but are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include customer base, operating lease equipment, premises and equipment, assets received in satisfaction of loans, and deferred tax balances. In addition, tax effects relating to the unrealized gains and losses (differences in estimated fair values and carrying values) have not been considered in these estimates and can have a significant effect on fair value estimates. The carrying amounts for cash and cash equivalents approximate fair value because they have short maturities and do not present significant credit risks. Credit-related commitments, as disclosed in Note 16 – “Commitments and Contingencies”, are primarily short-term variable-rate contracts whose terms and conditions are individually negotiated, taking into account the creditworthiness of the customer and the nature, accessibility and quality of the collateral and guarantees. Therefore, the fair value of credit-related commitments, if exercised, would approximate their contractual amounts.

Pension and Other Post-retirement Benefits

CIT has a number of funded and unfunded noncontributory defined benefit pension plans covering certain of its U.S. and non-U.S. employees, each of which is designed in accordance with the practice and regulations in the countries concerned. The Company adopted SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R” on a prospective basis effective December 31, 2006, which requires recognition of the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet. It also requires the Company to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credit that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87.

Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the effect of the standard.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “The Process of Quantifying Financial Statement Misstatements”. SAB 108 is effective as of the first fiscal year that ends after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48, which defines criterion for recognition and measurement of income tax benefits in a Company’s financial statements, is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial statements.

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

68	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – FINANCE RECEIVABLES

The following table presents finance receivables by loans and lease receivables, as well as finance receivables previously securitized and still serviced by CIT.

December 31, (dollars in millions)

	2006	2005
Loans	$43,120.8	$33,446.5
Student loans pledged	4,031.1	3,963.8
Leases	7,913.0	6,884.2

Finance receivables	$55,064.9	$44,294.5

Finance receivables securitized and managed by CIT	$ 6,261.3	$ 7,285.7

December 31, (dollars in millions)

	2006	2005
Unearned income	$(3,501.9)	$(3,436.3)
Equipment residual values	$ 1,937.7	$ 2,064.7
Leveraged leases	$ 496.3	$ 1,020.7

Leveraged leases are presented net of third party non-recourse debt payable of $860.3 million and $2,311.4 million at December 31, 2006 and 2005.

The following table sets forth the contractual maturities of finance receivables by respective fiscal period.

December 31, (dollars in millions)

	2006		2005
Due Within Year:
1	$12,709.7	23.1%	$12,438.0	28.1%
2	4,879.2	8.9	4,482.0	10.1
3	4,371.9	7.9	3,872.0	8.7
4	3,563.2	6.5	2,556.2	5.8
5	4,147.9	7.5	2,494.9	5.6
Thereafter	25,393.0	46.1	18,451.4	41.7

Total	$55,064.9	100.0%	$44,294.5	100.0%

Non-performing assets reflect both finance receivables on non-accrual status (primarily finance receivables that are ninety days or more delinquent) and assets received in satisfaction of loans (repossessed assets). The following table sets forth certain information regarding non-performing assets.

December 31, (dollars in millions)

	2006	2005
Non-accrual finance receivables	$662.0	$460.7
Assets received in satisfaction of loans	108.5	60.5

Total non-performing assets	$770.5	$521.2

Percentage of finance receivables	1.40%	1.18%

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	69

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table contains information on finance receivables evaluated for impairment and the reserve for credit losses.

At or for the Years Ended December 31, (dollars in millions)

	2006	2005	2004
Finance receivables evaluated for impairment	$261.0	$302.5	$400.9
Impaired finance receivables with specific reserve(1)	$131.0	$229.7	$235.4
Specific reserve(1)	$ 53.4	$ 76.5	$110.3
Impaired finance receivables with no specific reserve	$130.0	$ 72.8	$165.5
Average monthly investment in impaired finance receivables(2)	$337.6	$315.5	$445.4
(1)	The specific reserve is the excess of the recorded investment in the finance receivables over the related estimated fair value of collateral and other cash flows (if the finance receivable is collateralized) or the present value of expected future cash flows discounted at the contracts’ effective interest rates.
(2)	Includes telecommunications related accounts totaling $70.2 million, $129.3 million, $224.3 million for the years ended December 31, 2006, 2005 and 2004.

NOTE 3 – RESERVE FOR CREDIT LOSSES

The following table presents changes in the reserve for credit losses.

At or for the Years Ended December 31, (dollars in millions)

	2006	2005	2004

Balance, beginning of period	$ 621.7	$ 617.2	$ 643.7

Provision for credit losses	245.2	182.4	270.0
Provision for credit losses – specific reserving actions(1)	(23.0)	34.6	(55.8)
Reserves relating to acquisitions, and other(2)	40.4	38.6	60.5

Additions to the reserve for credit losses	262.6	255.6	274.7

Charged-off – finance receivables	(322.9)	(328.7)	(340.3)
Charged-off – telecommunications	–	–	(40.1)
Recoveries on finance receivables previously charged-off	97.9	77.6	79.2

Net credit losses	(225.0)	(251.1)	(301.2)

Balance, end of period	$ 659.3	$ 621.7	$ 617.2

Reserve for credit losses as a percentage of finance receivables	1.20%	1.40%	1.76%
Reserve for credit losses, excluding reserves related to impaired loans and hurricane reserves, as a percentage of finance
receivables, excluding student lending(3)	1.30%	1.31%	1.46%
(1)	The 2005 amount relates to a specific reserve for credit losses for estimated incurred losses associated with Hurricanes Katrina and Rita. During 2006 that reserve was re-assessed as to projected amounts required to cover remaining exposures related to the hurricanes. As a result, $23.0 million was released from the specific reserve and provisioned to other components of the reserve for credit losses. The 2004 amount includes a $43.3 million reduction to the telecommunications specific reserve following improvements in the underlying accounts and a $12.5 million reduction of an Argentine specific reserve following the sale of the remaining assets in that portfolio.
(2)	Amounts reflect reserves established for estimated losses inherent in portfolios acquired through purchases or business combinations, as well as foreign currency translation adjustments.
(3)	Virtually all of the student lending portfolio is covered by U.S. government guarantees for approximately 98% of the balance.

70	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OPERATING LEASE EQUIPMENT

The following table provides an analysis of the net book value (net of accumulated depreciation of $2.5 billion at December 31, 2006 and $1.9 billion at December 31, 2005) of operating lease assets, by equipment type.

December 31, (dollars in millions)

	2006	2005

Commercial aircraft (including regional aircraft)	$ 6,283.7	$5,187.0
Railcars and locomotives	3,470.1	3,100.1
Information technology	332.3	382.1
Office equipment	253.0	290.0
Communications equipment	211.6	188.7
Business aircraft	29.7	27.2
Other	437.5	460.6

Total	$11,017.9	$9,635.7

Off-lease equipment	$ 159.1	$ 245.1

Rental income on operating leases, which is included in finance income, totaled $1.8 billion, $1.5 billion and $1.4 billion for the years ended December 31, 2006, 2005 and 2004, respectively. The following table presents future minimum lease rentals due on non-cancelable operating leases at December 31, 2006. Excluded from this table are variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing operating lease equipment at lease expiration, all of which are components of operating lease profitability.

Years Ended December 31, (dollars in millions)

Amount
2007	$1,440.3
2008	1,150.3
2009	829.6
2010	564.7
2011	364.5
Thereafter	481.3

Total	$4,830.7

NOTE 5 – CONCENTRATIONS

The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets.

December 31, (dollars in millions)

Geographic	2006		2005
Northeast	$12,715.5	18.7%	$10,544.8	19.0%
West	12,113.2	17.9	10,445.8	18.8
Midwest	11,994.2	17.7	9,479.7	17.0
Southeast	10,079.1	14.8	7,749.5	13.9
Southwest	6,642.1	9.8	5,604.4	10.1

Total U.S.	53,544.1	78.9	43,824.2	78.8
Canada	3,823.3	5.6	3,384.7	6.1
Other international	10,534.5	15.5	8,371.8	15.1

Total	$67,901.9	100.0%	$55,580.7	100.0%

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	71

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, (dollars in millions)

Industry	2006		2005
Consumer based lending – home mortgage	$ 9,887.8	14.6%	$ 8,335.7	15.0%
Consumer based lending – student lending	8,772.7	12.9	5,267.8	9.5
Manufacturing(1)(5)	8,383.3	12.3	7,185.3	12.9
Commercial airlines (including regional airlines)	7,344.0	10.8	6,426.9	11.6
Retail(2)	6,759.0	10.0	6,322.3	11.4
Service industries	3,966.4	5.8	3,096.5	5.6
Healthcare	3,388.4	5.0	2,123.7	3.8
Transportation(3)	3,063.9	4.5	2,543.6	4.6
Wholesaling	2,485.0	3.7	1,834.4	3.3
Consumer based lending – non-real estate(4)	1,626.1	2.4	1,878.7	3.4
Other (no industry greater than 2.0%)(5)	12,225.3	18.0	10,565.8	18.9

Total	$67,901.9	100.0%	$55,580.7	100.0%

(1)	Includes manufacturers of apparel (1.9%), followed by food and kindred products, steel and metal products, transportation equipment, industrial machinery and equipment, electronic equipment, textiles, printing and other industries.
(2)	Includes retailers of apparel (4.0%) and general merchandise (3.7%).
(3)	Includes rail, bus, over-the-road trucking industries and business aircraft.
(4)	Includes receivables from consumers for products in various industries such as manufactured housing, recreational vehicles, marine and computers and related equipment.
(5)	Total exposure to manufacturers of automobile and related suppliers included in Manufacturing and Other was less than 1% of total financing and leasing assets at December 31, 2006.

NOTE 6 – RETAINED INTERESTS IN SECURITIZATIONS AND OTHER INVESTMENTS

Both retained interests in securitizations and other investments are designated as available for sale and shown in the following table.

December 31, (dollars in millions)

	2006	2005

Retained interests in commercial loans:
Retained subordinated securities	$ 304.3	$ 426.8
Interest-only securities	395.5	387.2
Cash reserve accounts	318.7	276.8

Total retained interests in commercial loans	1,018.5	$1,090.8

Retained interests in home lending consumer loans:
Retained subordinated securities	34.8	45.6
Interest-only securities	6.1	–
Cash reserve accounts	–	–

Total retained interests in consumer loans	40.9	45.6

Total retained interests in securitizations	1,059.4	1,136.4
Aerospace equipment trust certificates and other	–	16.3

Total	$1,059.4	$1,152.7

72	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the net accretion recognized in pretax earnings, the related impairment charges, and unrealized after-tax gains, reflected as a part of accumulated other comprehensive income.

Years Ended December 31, (dollars in millions)

	2006	2005	2004

Net accretion in pre-tax earnings	$ 95.7	$ 62.5	$ 44.2
Impairment charges, included in net accretion	$ 2.1	$ 39.4	$ 62.4
Unrealized after tax gains	$ 18.4	$ 17.0	$ 8.4

The prepayment speed, in the tables below, is based on a Constant Prepayment Rate, which expresses payments as a function of the declining amount of loans at a compound annual rate. Weighted average expected credit losses are expressed as annual loss rates.

The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2006 (there were no consumer transactions during 2006) were as follows:

	Commercial Equipment
	Vendor Finance	Corporate Finance
Weighted average prepayment speed	26.18%	9.32%
Weighted average expected credit losses	0.33%	0.54%
Weighted average discount rate	8.97%	9.00%
Weighted average life (in years)	1.37	2.33

Key assumptions used in calculating the fair value of the retained interests in securitized assets by product type at December 31, 2006 were as follows:

	Commercial Equipment		Consumer
	Vendor Finance	Corporate Finance	Home Lending and Manufactured Housing	Recreational Vehicles and Boats
Weighted average prepayment speed	28.63%	14.77%	29.21%	21.50%
Weighted average expected credit losses	0.59%	1.87%	0.93%	1.41%
Weighted average discount rate	8.55%	9.16%	13.00%	15.00%
Weighted average life (in years)	1.34	1.40	2.74	2.50

The impact of adverse changes to the key assumptions on the fair value of retained interests as of December 31, 2006 is shown in the following table.

(dollars in millions)

		Consumer
	Commercial Equipment	Manufactured Housing and Home Equity	Recreational Vehicle and Boat
Retained interests carrying amount	$ 1,010.0	$ 40.9	$ 8.5
Prepayment speed:
10 percent adverse change	(22.3)	(2.1)	—
20 percent adverse change	(42.5)	(3.8)	—
Expected credit losses:
10 percent adverse change	(4.9)	(1.6)	(0.2)
20 percent adverse change	(9.7)	(3.1)	(0.4)
Weighted average discount rate:
10 percent adverse change	(12.4)	(0.8)	—
20 percent adverse change	(24.5)	(1.6)	(0.1)

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	73

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10 percent or 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without giving effect to any other assumption changes. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

The following table summarizes static pool credit losses, which represent the sum of actual losses (life to date) and projected future credit losses, divided by the original balance of each pool of the respective assets for the securitizations during the period.

	Commercial Equipment Securitizations During
	2006	2005	2004

Actual and projected losses at:
December 31, 2006	0.97%	1.42%	1.04%
December 31, 2005		1.54%	1.08%
December 31, 2004			1.25%

There were no home equity securitizations during 2004 through 2006, because all home equity finance receivables were funded on balance sheet.

The table that follows summarizes the roll-forward of retained interest balances and cash flows received from and paid to securitization trusts.

Years Ended December 31, (dollars in millions)

	2006	2005	2004

Retained Interests
Retained interest at beginning of period	$ 1,136.4	$ 1,155.6	$ 1,309.3
New sales	634.4	708.0	499.5
Distributions from trusts	(817.7)	(797.9)	(682.5)
Change in fair value	2.3	13.7	1.2
Other, including net accretion, and clean-up calls	104.0	57.0	28.1

Retained interest at end of period	$ 1,059.4	$ 1,136.4	$ 1,155.6

Cash Flows During the Periods
Proceeds from new securitizations	$ 2,943.8	$ 3,543.9	$ 3,870.4
Other cash flows received on retained interests	817.7	788.4	719.0
Servicing fees received	64.4	67.8	80.3
Reimbursable servicing advances, net	6.6	12.9	(6.0)
Repurchases of delinquent or foreclosed assets
and ineligible contracts	(13.8)	(11.6)	(16.1)
Purchases of contracts through clean-up calls	(310.4)	(320.5)	(164.5)
Guarantee draws	(1.4)	(2.2)	(3.2)

Total, net	$ 3,506.9	$ 4,078.7	$ 4,479.9

74	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents net charge-offs and accounts past due 60 days or more, on both an owned portfolio basis and managed receivable basis.

At or for the December 31, (dollars in millions)

	2006		2005		2004

Net Charge-offs of Finance Receivables
Commercial	$ 123.0	0.38%	$ 175.4	0.58%	$ 236.1	0.83%
Consumer	102.0	0.57%	75.7	0.66%	65.1	1.37%

Total	$ 225.0	0.45%	$ 251.1	0.60%	$ 301.2	0.91%

Net Charge-offs of Managed Receivables
Commercial	$ 162.2	0.42%	$ 231.3	0.63%	$ 325.0	0.92%
Consumer	124.2	0.67%	103.3	0.83%	84.9	1.35%

Total	$ 286.4	0.50%	$ 334.6	0.68%	$ 409.9	0.99%

Finance Receivables Past Due 60 Days or More
Commercial	$ 423.0	1.20%	$ 395.0	1.34%	$ 450.2	1.56%
Consumer	898.9	4.52%	363.2	2.46%	157.8	2.52%

Total	$ 1,321.9	2.40%	$ 758.2	1.71%	$ 608.0	1.73%

Managed Receivables Past Due 60 Days or More
Commercial	$ 572.0	1.36%	$ 519.4	1.40%	$ 609.2	1.64%
Consumer	955.8	4.52%	446.0	2.77%	269.2	3.44%

Total	$ 1,527.8	2.42%	$ 965.4	1.81%	$ 878.4	1.95%

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	75

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER ASSETS

The following table presents the components of other assets.

December 31, (dollars in millions)

	2006	2005

Deposits on commercial aerospace flight equipment	$ 719.0	$ 317.4
Accrued interest and receivables from derivative counterparties	643.6	350.2
Investments in and receivables from non-consolidated subsidiaries	535.7	549.8
Repossessed assets and off-lease equipment	124.1	80.7
Prepaid expenses	99.2	145.9
Furniture and fixtures, miscellaneous receivables and other assets	1,202.9	1,191.0

	$3,324.5	$2,635.0

NOTE 8 – DEBT

The following table presents data on commercial paper borrowings.

December 31, (dollars in millions)

	2006	2005

Borrowing outstanding	$ 5,365.0	$ 5,225.0
Weighted average interest rate	5.33%	3.70%
Weighted average number of days to maturity	57 days	47 days

Years Ended December 31, (dollars in millions)

	2006	2005	2004

Daily average borrowings	$ 4,757.9	$ 4,693.2	$ 4,831.3
Maximum amount outstanding	$ 6,094.3	$ 5,914.0	$ 5,326.1
Weighted average interest rate	5.03%	3.45%	1.68%

The following table presents data on the 2006 deposit balances. Prior year balances were not significant and are not presented.

(dollars in millions)

December 31, 2006

Deposits outstanding	$ 2,399.6
Weighted average interest rate	5.33%
Weighted average number of days to maturity	580 days
Daily average deposits	$ 1,326.4
Maximum amount outstanding	$ 2,399.6
Weighted average interest rate for the year	5.08%

(dollars in millions)

Maturities	December 31, 2006
Due in 2007 (weighted average rate 5.22%)	$ 905.9
Due in 2008 (weighted average rate 5.36%)	945.3
Due in 2009 (weighted average rate 5.40%)	352.6
Due in 2010 (weighted average rate 5.48%)	74.8
Due in 2011 (weighted average rate 5.33%)	69.5
Due after 2011 (rates ranging from 5.20% to 5.85%)	51.5

Total	$2,399.6

The consolidated weighted average interest rates on variable-rate senior notes at December 31, 2006 and December 31, 2005 were 5.32% and 4.43%, respectively. Fixed-rate senior debt outstanding at December 31, 2006 matures at various dates through 2036. The consolidated weighted-average interest rates on fixed-rate senior debt at December 31, 2006 and December 31, 2005 were 5.28% and 5.16%, respectively. Foreign currency-denominated debt (stated in U.S. Dollars) totaled $9,731.4 million at December 31, 2006, of which $7,121.1 million was fixed-rate and $2,610.3 million was variable-rate. Foreign currency-denominated debt (stated in U.S. Dollars) totaled $4,787.9 million at December 31, 2005, of which $4,025.7 million was fixed-rate and $762.2 million was variable-rate.

76	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present total variable-rate and fixed-rate debt.

December 31, (dollars in millions)

Variable-Rate Term Debt	2006	2005

Due in 2006	$ –	$ 6,154.7
Due in 2007	5,103.4	5,318.6
Due in 2008	6,367.9	2,053.7
Due in 2009	3,890.6	751.2
Due in 2010	819.9	714.5
Due in 2011	1,930.4	47.7
Due after 2011	1,072.1	444.7

Total	$19,184.3	$15,485.1

December 31, (dollars in millions)

Fixed-Rate Term Debt	2006	2005

Due in 2006	$ –	$ 2,875.6
Due in 2007 (rates ranging from 2.35% to 11.71%)	4,163.4	3,918.5
Due in 2008 (rates ranging from 2.70% to 7.71%)	2,664.6	2,546.6
Due in 2009 (rates ranging from 3.35% to 6.88%)	1,410.6	1,383.6
Due in 2010 (rates ranging from 4.05% to 6.80%)	3,069.0	3,041.6
Due in 2011 (rates ranging from 4.25% to 7.81%)	3,461.7	889.9
Due after 2011 (rates ranging from 3.80% to 10.48%)	14,337.8	7,935.9

Total	$29,107.1	$22,591.7

We maintain registration statements with the Securities and Exchange Commission (SEC) covering debt securities that we may sell in the future. At December 31, 2006, we had $5.4 billion and Euros 0.8 billion of registered, but unissued, debt securities available under existing shelf registration statements. The following table represents information on unsecured committed lines of credit at December 31, 2006, that can be drawn upon to support U.S. commercial paper borrowings.

(dollars in millions)

Expiration	Total	Drawn	Available

October 14, 2008(1)	$2,100.0	$ –	$2,100.0
April 14, 2009	2,100.0	–	2,100.0
April 13, 2010	2,100.0	–	2,100.0
December 6, 2011	1,000.0	–	1,000.0

Total credit lines	$7,300.0	$ –	$7,300.0

(1)	CIT has the ability to issue up to $400 million of letters of credit under the $2.1 billion facility expiring in 2008, which, if utilized, reduces available borrowings under this facility.

The credit line agreements contain clauses that permit extensions beyond the expiration dates upon written consent from the participating lenders. In addition to the above lines, CIT has undrawn, unsecured committed lines of credit of $231.0 million, which supports the Australia commercial paper program. Certain foreign operations utilize local financial institutions to fund operations. At December 31, 2006, local credit facilities totaled $284.4 million, of which $66.0 million was undrawn and available. CIT also has a $750 million, five-year letter of credit facility, primarily in conjunction with the factoring business. As of December 31, 2006, $459.7 million was undrawn and available under this facility.

Non-recourse secured borrowings

The student lending business (“Student Loan Xpress”), is funded partially with Education Loan Backed Notes. As Student Loan Xpress retains certain call features with respect to the related assets (collateral), the transactions do not meet the SFAS 140 requirements for sales treatment and are therefore recorded as secured borrowings. The outstanding non-recourse secured borrowings totaled $4.1 billion at December 31, 2006, of which $1.0 billion was due in 2007 and the remaining due in 2011 and thereafter. In July 2006, non-recourse debt associated with leveraged leases on two collateralized power generation facilities was refinanced. This non-recourse secured debt totaled $280.5 million at December 31, 2006, of which $2.8 million was due in 2007 and 2008 and the remaining due in 2009. The consolidated weighted average interest rate on these secured borrowings at December 31, 2006 was 5.16%.

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

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged positions.

December 31, (dollars in millions)

2006	2005	Hedged Item	Hedge Classification

Variable-rate to fixed-rate swaps(1)
$ 2,663.5	$ 3,260.2	Cash flow variability related to forecasted commercial paper issuances	Cash flow
9,435.7	4,935.2	Cash flow variability associated with specific variable-rate term debt	Cash flow

$12,099.2	$ 8,195.4

Fixed-rate to variable-rate swaps(2)
$14,026.0	$10,320.1	Specific fixed rate term debt	Fair value

(1)	CIT pays a fixed rate of interest and receives a variable rate of interest. These swaps hedge the cash flow variability associated with forecasted commercial paper issuances and specific variable-rate debt.
(2)	CIT pays a variable rate of interest and receives a fixed rate of interest. These swaps hedge specific fixed-rate debt instruments.

The following table presents the maturity, notional principal amounts and the weighted average interest rates received or paid on U.S. dollar denominated interest rate swaps at December 31, 2006.

Maturity Years Ending December 31, (dollars in millions)

	Variable to Fixed-rate			Fixed to Variable-rate			Variable to Variable-rate
	Notional Amount	Receive Rate	Pay Rate	Notional Amount	Receive Rate	Pay Rate	Notional Amount	Receive Rate	Pay Rate

2007	$ 5,788.4	5.34%	5.33%	$ 640.5	5.53%	6.72%	$780.0	5.37%	5.40%
2008	2,033.3	4.96%	5.02%	618.6	4.84%	3.42%	–	–	–
2009	2,346.9	4.87%	5.15%	1,391.6	4.51%	6.13%	–	–	–
2010	948.2	4.18%	5.13%	1,510.2	4.68%	5.76%	–	–	–
2011	269.2	4.91%	5.48%	931.1	5.58%	5.69%	–	–	–
2012 – Thereafter	830.1	4.86%	5.59%	4,469.9	6.12%	6.44%	–	–	–

Total	$12,216.1			$9,561.9			$780.0

78	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the maturity, notional principal amounts and the weighted average interest rates received or paid, of foreign currency denominated interest rate swaps at December 31, 2006.

(dollars in millions)

	Variable to Fixed-rate			Fixed to Variable-rate
Foreign Currency	Notional Amount	Receive Rate	Pay Rate	Notional Amount	Receive Rate	Pay Rate	Maturity Range

Euro	$112.2	4.03%	3.75%	$3,451.7	4.38%	4.40%	2009 – 2016
British Pound	–	–	–	1,018.6	5.50%	5.90%	2008 – 2014
Japanese Yen	–	–	–	168.0	2.83%	0.54%	2036
Canadian Dollar	139.7	4.23%	4.23%	108.9	4.30%	4.19%	2007 – 2011
Australian Dollar	27.9	6.35%	5.51%	118.3	6.00%	6.74%	2007 – 2011

	$279.8			$4,865.5

Variable rates are based on the contractually determined rate or other market rate indices and may change significantly, affecting future cash flows.

The following table presents the notional principal amounts of cross-currency swaps by class and the corresponding hedged positions.

December 31, (dollars in millions)

2006	2005	Hedged Item	Hedge Classification	Description
$3,905.5	$2,623.0	Foreign denominated debt	Foreign currency fair value	CIT pays a U.S. variable rate of interest and receives a variable foreign rate of interest. These swaps hedge the fair value changes in foreign currency associated with specific foreign denominated debt and are designated as foreign currency fair value hedges.

249.5	249.5	Foreign denominated fixed-rate debt	Foreign currency cash flow	CIT pays a U.S. fixed rate of interest and receives a fixed foreign rate of interest. These swaps hedge the currency cash flow variability associated with payments on specific foreign denominated fixed rate debt and are designated as foreign currency cash flow hedges.

115.3	100.0	Foreign currency loans to subsidiaries	Foreign currency cash flow	CIT receives a U.S. fixed rate of interest and pays a fixed foreign rate of interest. These swaps hedge the currency cash flow variability associated with payments on specific fixed-rate foreign denominated inter-company receivables and are designated as foreign currency cash flow hedges.

4.9	5.3	Foreign currency loans to subsidiaries	Foreign currency fair value	CIT receives a U.S. variable rate of interest and pays a variable foreign rate of interest. These swaps hedge the fair value currency changes associated with specific foreign denominated variable-rate inter-company receivables and are designated as foreign currency fair value hedges.

$4,275.2	$2,977.8

In addition to the swaps in the preceding tables, CIT had $1.2 billion and $2.0 billion in notional amount of interest rate swaps outstanding with securitization trusts at December 31, 2006 and 2005 to protect the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $1.2 billion and $2.0 billion in notional amount at December 31, 2006 and 2005 to insulate the Company from the related interest rate risk.

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

December 31, (dollars in millions)

2006	2005	Hedged Item	Hedge Classification

$ 904.1	$1,579.6	Foreign currency loans to subsidiaries	Foreign currency cash flow
4,205.9	2,844.9	Foreign currency equity investments in subsidiaries	Foreign currency net investment

$5,110.0	$4,424.5

The following table presents the maturity and notional principal amounts of foreign currency derivative contracts at December 31, 2006.

(dollars in millions)

Years Ending December 31, Maturity	Foreign Currency Exchange Forwards	Cross- Currency Swaps

2007	$3,068.9	$ 54.0
2008	1,800.6	223.9
2009	222.4	323.9
2010	4.8	331.5
2011	13.3	342.6
2012 – Thereafter	–	3,306.3

Total	$5,110.0	$4,582.2

During 2005, CIT executed a natural gas commodity swap whereby CIT receives payments based on a fixed rate for natural gas and makes payments based on an energy index. This swap hedges forecasted index-based revenues from a specific energy generation facility for an initial term of 24 months and is accounted for as a cash flow hedge. The fair value of the swap at December 31, 2006 totaled $6.3 million, up from ($2.6) million at December 31, 2005. Approximately $0.2 million (pretax decrease) of ineffectiveness was recorded in earnings during the year ended December 31, 2006. The remaining change in fair value (effective portion) was recorded in Other Comprehensive Income.

The table that follows summarizes the notional amount of economic hedges that do not qualify for hedge accounting under SFAS 133.

December 31, (dollars in millions)

2006	2005	Type of Swaps/ Caps

$ 128.0	$ 118.0	Credit default swaps
307.0	246.5	Compound cross-currency swaps
1,365.1	936.4	U.S. dollar interest rate swaps
213.0	–	Foreign currency interest rate swaps
946.8	6.8	Interest rate caps

$2,959.9	$1,307.7	Total

During 2006, 2005 and 2004, CIT entered into credit default swaps, with terms of 5 years, to economically hedge certain CIT credit exposures. The change in the fair value adjustment for the year ended December 31, 2006 amounted to a $3.6 million pretax loss.

CIT also has certain cross-currency swaps, certain U.S. and Canadian dollar interest rate swaps, and interest rate caps that are economic hedges of certain interest rate and foreign currency exposures. The mark-to-market adjustment relating to these derivatives for the year ended December 31, 2006 amounted to a $6.3 million pretax decrease to earnings.

The notional amount of interest rate swaps and interest rate caps in the preceding table includes $320 million ($312 million executed in 2006) in notional amount of interest rate swaps and $470 million ($464 million executed in 2006) in notional amount of interest rate caps with CIT customers, as well as offsetting swap and cap transactions with third parties with like terms and notional amounts of $320 million and $470 million, respectively.

80	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the adjustment to Accumulated Other Comprehensive Income/Loss for derivatives qualifying as hedges of future cash flows are presented in the following table.

(dollars in millions)

	Fair Value Adjustments of Derivatives	Income Tax Effects	Total Unrealized Gain (Loss)

Balance at December 31, 2004 – unrealized loss	$(41.3)	$ 14.2	$(27.1)
Changes in values of derivatives qualifying as cash flow hedges	89.7	(35.0)	54.7

Balance at December 31, 2005 – unrealized gain	48.4	(20.8)	27.6
Changes in values of derivatives qualifying as cash flow hedges	10.8	(4.2)	6.6

Balance at December 31, 2006 – unrealized gain	$ 59.2	$(25.0)	$ 34.2

The unrealized gain as of and for the year ended December 31, 2006 reflects higher market interest rates since the inception of the hedges. The Accumulated Other Comprehensive Income (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining lives of the swaps. Assuming no change in interest rates, approximately $13.7 million, net of tax, of the Accumulated Other Comprehensive Income as of December 31, 2006 is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made.

Hedge ineffectiveness occurs in certain cash flow hedges, and was recorded as either an increase or decrease to interest expense as presented in the following table.

(dollars in millions)

	Ineffectiveness	Increase/Decrease to Interest Expense

Year ended December 31, 2006	$0.1	Decrease
Year ended December 31, 2005	$1.5	Increase
Year ended December 31, 2004	$1.4	Decrease

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

On July 26, 2005, the Company issued $500 million aggregate amount of Series A and Series B preferred equity securities. The key terms are as follows.

	Series A	Series B
Securities issued	Stated value $350 million, comprised of 14 million shares of 6.35% non-cumulative fixed rate preferred stock, $0.01 par value per share, with a liquidation value of $25.	Stated value $150 million, comprised of 1.5 million shares of 5.189% non-cumulative adjustable rate preferred stock, $0.01 par value per share, with a liquidation value of $100.

Dividends	Annual fixed-rate of 6.35%, payable quarterly, when and if declared by the Board of Directors. Dividends are non-cumulative.	Annual fixed-rate of 5.189%, payable quarterly, when and if declared by the Board of Directors, through September 15, 2010, and thereafter at an annual floating rate spread over a pre-specified benchmark rate. Dividends are non-cumulative.

Redemption/ maturity	No stated maturity date. Not redeemable prior to September 15, 2010. Redeemable thereafter at $25 per share at the option of CIT.	No stated maturity date. Not redeemable prior to September 15, 2010. Redeemable thereafter at $100 per share at the option of CIT.

Voting rights	No voting rights.	No voting rights.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	81

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

The following table summarizes changes in common stock outstanding for the respective periods.

	Issued	Less Treasury	Outstanding

Balance at December 31, 2005	212,315,498	(13,205,357)	199,110,141
Treasury shares purchased	–	(5,770,200)	(5,770,200)
Stock options exercised	–	4,031,429	4,031,429
Shares for taxes on unvested restricted shares	–	(403,957)	(403,957)
Employee stock purchase plan participation	–	87,521	87,521
Restricted shares issued	1,240,442	–	1,240,442

Balance at December 31, 2006	213,555,940	(15,260,564)	198,295,376

Accumulated Other Comprehensive Income/(Loss)

The following table details the components of accumulated other comprehensive income/(loss), net of tax.

December 31, (dollars in millions)

	2006	2005	2004

Changes in fair values of derivatives qualifying as cash flow hedges	$ 34.2	$ 27.6	$ (27.1)
Foreign currency translation adjustments(1)	132.2	73.5	(37.2)
Minimum pension liability adjustments	(2.5)	(3.2)	(2.7)
Unfunded pension and post-retirement benefit liabilities(2)	(52.7)	–	–
Unrealized gain on equity and securitization investments	18.4	17.3	8.6

Total accumulated other comprehensive income (loss)	$ 129.6	$ 115.2	$ (58.4)

(1)	During the year ended December 31, 2005, $87.4 million of tax benefits, net of foreign currency translation losses relating to foreign currency net investments and related hedging transactions, were recorded in the foreign currency translation component of equity, with offsetting amounts recorded in other assets and liabilities. These adjustments followed the completion of remediation and enhancements in internal controls, including additional proof and control procedures, with respect to income tax and foreign currency accounting.
(2)	The adoption of SFAS 158 at December 31, 2006 resulted in recording various unfunded post-retirement liabilities.

82	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented.

(dollars in millions, except per share amounts, which are in whole dollars, shares in thousands)

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Year Ended December 31, 2006
Basic EPS:
Income available to common stockholders	$1,015.8	198,912	$5.11
Effect of Dilutive Securities:
Restricted shares		1,912
Stock options		2,287

Diluted EPS	$1,015.8	203,111	$5.00

Year Ended December 31, 2005
Basic EPS:
Income available to common stockholders	$ 936.4	206,059	$4.54
Effect of Dilutive Securities:
Restricted shares		1,706
Stock options		2,969

Diluted EPS	$ 936.4	210,734	$4.44

Year Ended December 31, 2004
Basic EPS:
Income available to common stockholders	$ 753.6	211,017	$3.57
Effect of Dilutive Securities:
Restricted shares		764
Stock options		3,273

Diluted EPS	$ 753.6	215,054	$3.50

Options that do not have a dilutive effect are not included in the denominator and averaged approximately 13.8 million shares, 16.0 million shares and 17.0 million shares for the years ended December 31, 2006, 2005 and 2004, respectively.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	83

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – OTHER REVENUE

The following table sets forth the components of other revenue.

Years Ended December 31, (dollars in millions)

	2006	2005	2004

Fees and other income	$ 546.1	$ 473.7	$ 430.5
Gains on receivable sales and syndication fees	298.3	163.3	88.1
Factoring commissions	233.4	235.7	227.0
Gains on sales of leasing equipment	122.8	91.9	101.6
Gains on securitizations	47.0	39.1	59.1
Charges related to transportation assets transferred to held for sale(1)	(15.0)	(86.6)	–
Gain on sale of real estate investment(2)	–	115.0	–
Gain on sale of micro-ticket leasing business unit(3)	–	44.3	–
Gain on derivatives(4)	–	43.1	–
Gain on sale of business aircraft(5)	–	22.0	–
Charge related to manufactured housing assets held for sale(6)	–	(20.0)	(15.7)
Gain (loss) on venture capital investments	1.2	15.9	(3.5)

Total other revenue	$ 1,233.8	$ 1,137.4	$ 887.1

(1)	The 2006 charges resulted from the mark-to-market adjustment associated with the reclassification to available for sale of our remaining spare engines used to power older, out-of-production aircraft totaling $20 million, along with certain types of older, under-performing rail cars totaling $40 million. During 2005, approximately $190 million of aircraft and related assets in the Transportation Finance portfolio were reclassified, all of which have been sold or have commitments.
(2)	The 2005 gain resulted from the sale of an interest in Waterside Plaza, a residential complex in New York City.
(3)	The gain resulted from the sale of the micro-ticket leasing point-of-sale unit, which included approximately $295 million of equipment leases.
(4)	The gain on derivatives relates to the mark-to-market of specific cross-currency swaps that did not qualify for hedge accounting treatment.
(5)	The 2005 gain resulted from the sale of approximately $900 million of the business aircraft portfolio.
(6)	The charges resulted from classifying approximately $125 million and $300 million of manufactured housing loans as held for sale in 2005 and 2004 and marking the loans to an estimated fair value. The $300 million in loans were sold in the first quarter of 2005 while $91 million of the $125 million was sold during the fourth quarter of 2005.

NOTE 13 – SALARIES AND GENERAL OPERATING EXPENSES

The following table sets forth the components of salaries and general operating expenses.

Years Ended December 31, (dollars in millions)

	2006	2005	2004

Salaries and employee benefits	$ 903.5	$ 695.8	$ 612.2
Other operating expenses	479.1	418.0	399.9

Total	$1,382.6	$1,113.8	$1,012.1

84	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES

The effective tax rate varied from the statutory federal corporate income tax rate as follows:

Percentage of Pretax Income
Years Ended December 31,

	2006	2005	2004

Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	1.7	3.1	3.2
Tax on international operations	(3.7)	(2.1)	1.4
Deferred tax release associated with aircraft transfers	(5.1)	(1.2)	–
Other	(2.1)	(2.0)	(0.6)

Effective tax rate	25.8%	32.8%	39.0%

The provision for income taxes is comprised of the following.

Years Ended December 31, (dollars in millions)

	2006	2005	2004

Current federal income tax provision	$ 42.4	$ 20.4	$ 1.5
Deferred federal income tax provision	155.1	295.7	321.0

Total federal income taxes	197.5	316.1	322.5
State and local income taxes	41.4	69.7	69.1
Foreign income taxes	125.5	78.4	91.6

Total provision for income taxes	$ 364.4	$ 464.2	$ 483.2

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below.

December 31, (dollars in millions)

	2006	2005

Assets:
Net operating loss carry forwards	$ 127.0	$ 428.2
Provision for credit losses	216.9	216.8
Alternative minimum tax credits	157.0	162.0
Accrued liabilities and reserves	120.7	89.8
Other	192.3	171.4

Total deferred tax assets	813.9	1,068.2

Liabilities:
Operating leases	(1,010.3)	(968.4)
Leveraged leases	(366.3)	(483.7)
Loans and direct financing leases	(397.3)	(287.5)
Securitizations	(128.9)	(173.4)
Joint ventures	(16.4)	(74.1)
Other	(69.7)	(57.1)

Total deferred tax liabilities	(1,988.9)	(2,044.2)

Net deferred tax (liability)	$(1,175.0)	$ (976.0)

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	85

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2006, CIT had U.S. federal net operating losses of approximately $77.5 million acquired in the 2005 purchase of the Education Lending Group, which expire in various years beginning in 2023. In addition, CIT has a deferred tax asset of approximately $110 million related to various state net operating losses that will expire in various years beginning in 2007. Federal and state operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to fully utilize the federal losses. Accordingly, CIT does not believe a valuation allowance is required with respect to these federal net operating losses. Based on management’s assessment as to realizability, the net deferred tax liability includes a valuation allowance of approximately $10.4 million and $19.0 million relating to state net operating losses at December 31, 2006 and 2005.

Deferred federal income taxes have not been provided on approximately $660 million of cumulative earnings of foreign subsidiaries that the Company has determined to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on these permanently reinvested earnings.

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

The largest plan is the CIT Group Inc. Retirement Plan (the “Plan”), which accounts for 73% of the total pension benefit obligation at December 31, 2006. The Plan covers U.S. employees of CIT who have completed one year of service and have attained the age of 21. The Company also maintains a Supplemental Retirement Plan for employees whose benefit in the Plan is subject to Internal Revenue Code limitations.

The Plan has a “cash balance” formula that became effective January 1, 2001, at which time certain eligible members had the option of remaining under the Plan formula as in effect prior to January 1, 2001. Under the cash balance formula, each member’s accrued benefits as of December 31, 2000 were converted to a lump sum amount, and every month thereafter, the balance is credited with a percentage (5% to 8% depending on years of service) of the member’s “Benefits Pay”(comprised of base salary, plus certain annual bonuses, sales incentives and commissions). These balances also receive periodic interest credits, subject to certain government limits. The interest credit was 4.73%, 4.88%, and 5.11% for the plan years ended December 31, 2006, 2005, and 2004, respectively. Upon termination or retirement after five years of employment, the amount credited to a member is to be paid in a lump sum or converted into an annuity at the option of the member. The member may also elect to defer payment until age 65.

During the fourth quarter of 2006, CIT completed amendments to its non-qualified pension plans generally to comply with IRS Section 409A regulations. Also, as of December 31, 2006 CIT has included the impact of reducing the vesting period of the Plan from five years to three years recognizing the impact of Pension Protection Act on “cash balance” formula plans. These amendments increased the benefit obligations of those plans by $25.6 million, and will be recognized ratably in earnings over the remaining service life of the plan participants.

CIT also provides certain healthcare and life insurance benefits to eligible retired U.S. employees. For most eligible retirees, the healthcare benefit is contributory and the life insurance benefit is noncontributory. Salaried participants generally become eligible for retiree healthcare benefits upon completion of ten years of continuous service after attaining age 50. Individuals hired prior to November 1999 become eligible for postretirement benefits after 11 years of continuous service after attaining age 44. Generally, the medical plan pays a stated percentage of most medical expenses, reduced by a deductible as well as by payments made by government programs and other group coverage. The retiree health care benefit includes a limit on CIT’s share of costs for all employees who retired after January 31, 2002. The plans are funded on a pay as you go basis.

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

86	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The disclosure and measurement dates included in this report for the Retirement and Postretirement Medical and Life Insurance Plans are December 31, 2006, 2005 and 2004.

The Company adopted SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” on a prospective basis effective December 31, 2006, which requires recognition of the funded status of retirement and other postretirement benefit plans, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet. It also requires the Company to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credit that arise during the period but are not recognized as components of net periodic benefit cost.

The incremental effect of adopting SFAS 158 is summarized in the following table:

(dollars in millions)

	Pre- SFAS 158	SFAS 158 adoption adjustments	Post SFAS 158
Prepaid pension asset	$39.2	$(39.2)	$ –
Intangible asset	17.1	(17.1)	–
Accrued pension liability	72.3	18.5	90.8
Accrued postretirement liability	47.3	10.2	57.5
Accumulated other comprehensive loss (before taxes)	(3.5)	(85.0)	(88.5)
Accumulated other comprehensive loss (after taxes)	(2.5)	(52.7)	(55.2)

The following tables set forth the change in benefit obligation, plan assets and funded status of the retirement plans as well as the net periodic benefit cost. All periods presented include amounts and assumptions relating to the Plan, the Supplemental Retirement Plan, an Executive Retirement Plan and various international plans.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	87

Retirement Benefits
For the years ended December 31, (dollars in millions)

	2006	2005	2004

Change in Benefit Obligation
Benefit obligation at beginning of period	$ 330.5	$ 314.5	$ 273.0
Service cost	20.9	19.6	17.7
Interest cost	18.1	17.1	15.6
Amendments(1)	25.6	–	–
Actuarial (gain)/loss	(1.5)	3.3	18.0
Benefits paid	(6.6)	(5.9)	(5.1)
Plan settlements and curtailments	(13.6)	(18.2)	(6.2)
Termination benefits	0.6	2.3	–
Currency translation adjustment	2.7	(2.2)	1.5
Other	–	–	–

Benefit obligation at end of period	$ 376.7	$ 330.5	$ 314.5

Change in Plan Assets
Fair value of plan assets at beginning of period	$ 272.1	$ 250.6	$ 212.8
Actual return on plan assets	26.8	20.5	25.5
Employer contributions	5.6	26.1	23.0
Plan settlements	(13.6)	(18.0)	(6.2)
Benefits paid	(6.6)	(5.9)	(5.1)
Currency translation adjustment	1.6	(1.2)	0.6

Fair value of plan assets at end of period	$ 285.9	$ 272.1	$ 250.6

Reconciliation of Funded Status
Funded status at end of period(1)	$ (90.8)	$ (58.4)	$ (63.9)

Unrecognized prior service cost		–	–
Unrecognized net actuarial loss		62.0	63.9

Net amount recognized		$ 3.6	$ –

(1)	Company assets, which are not included in the retirement plan assets on the preceding tables, are earmarked for the non-qualified pension U.S. Executive plan obligation.

Amounts Recognized in the Consolidated Balance Sheets
Before adoption of SFAS 158:
Prepaid benefit cost	$ 39.2	$52.9	$51.3
Intangible asset	17.1	–	–
Accrued benefit liability	(72.3)	(53.8)	(55.1)
Accumulated other comprehensive income	3.5	4.5	3.8

Net amount recognized in retained earnings	$(12.5)	$ 3.6	$ –

After adoption of SFAS 158:
Assets	$ –
Liabilities	(90.8)

Net amount recognized	$(90.8)

88	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retirement Benefits (continued)
For the years ended December 31, (dollars in millions)

	2006	2005	2004

Amounts Recognized in Accumulated Other Comprehensive Income (AOCI) consist of:
Net actuarial loss	$ 52.7
Prior service cost	25.6

Total AOCI (before taxes)	$ 78.3

Change in AOCI Due to Adoption of SFAS 158 (before taxes)	$ 74.8

Weighted-average Assumptions Used to Determine Benefit Obligations at Period End
Discount rate	5.93%	5.67%	5.70%
Rate of compensation increase	4.49%	4.25%	4.25%
Bond Weighted-average Assumptions Used to Determine Net Periodic Pension Cost for Periods
Discount rate	5.67%	5.69%	5.96%
Rate of compensation increase	4.25%	4.25%	4.26%
Expected long-term return on plan assets	7.92%	7.93%	7.95%
Components of Net Periodic Benefit Cost
Service cost	$ 20.9	$19.6	$17.7
Interest cost	18.1	17.1	15.6
Expected return on plan assets	(20.8)	(19.2)	(16.2)
Amortization of net loss	2.4	2.8	2.8
Amortization of prior service cost	–	–	–
Settlement and curtailment (gain)/ loss	(0.1)	0.4	–
Termination benefits	0.6	2.3	–

Total Net Periodic Benefit Cost	$ 21.1	$23.0	$19.9

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
Loss recognition	$ 1.5
Prior service cost recognition	$ 2.6

Expected long-term rate of return assumptions for pension assets are based on projected asset allocation and historical and expected future returns for each asset class. Independent analysis of historical and projected asset class returns, inflation, and interest rates are provided by our investment consultants and reviewed as part of the process to develop our assumptions.

The accumulated benefit obligation for all defined benefit pension plans was $330.2 million, $286.8 million, and $271.2 million, at December 31, 2006, 2005, and 2004, respectively. Plans with accumulated benefit obligations in excess of plan assets relate primarily to non-qualified U.S. plans and certain international plans.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	89

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retirement Benefits
For the years ended December 31, (dollars in millions)

	2006	2005	2004

Expected Future Cashflows
Expected Company contributions in the following fiscal year	$ 9.4	$ 3.5	$ 4.0
Expected Benefit Payments
1st Year following the disclosure date	$ 29.3	$ 24.2	$ 22.7
2nd Year following the disclosure date	$ 17.1	$ 14.4	$ 13.5
3rd Year following the disclosure date	$ 20.2	$ 14.2	$ 18.7
4th Year following the disclosure date	$ 20.0	$ 16.0	$ 14.0
5th Year following the disclosure date	$ 23.0	$ 16.4	$ 16.6
Years 6 thru 10 following the disclosure date	$ 155.4	$ 120.3	$ 106.6
Pension Plan Weighted-average Asset Allocations
Equity securities	64.5%	65.7%	59.7%
Debt securities	29.5	28.3	36.0
Other	6.0	6.0	4.3

Total pension assets	100.0%	100.0%	100.0%

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$ 100.6	$ 71.6	$ 74.2
Accumulated benefit obligation	84.6	57.0	59.0
Fair value of plan assets	14.3	10.9	9.9
Additional Information
Increase in Minimum Liability Included in Other Comprehensive Income	$ (1.0)	$ 0.7	$ 2.5

CIT maintains a “Statement of Investment Policies and Objectives” which specifies investment guidelines pertaining to the investment, supervision and monitoring of pension assets so as to ensure consistency with the long-term objective of ensuring sufficient funds to finance future retirement benefits. The policy asset allocation guidelines allow for assets to be invested between 55% to 70% in Equities and 25% to 45% in Fixed-Income investments. In addition, the policy guidelines allow for additional diversifying investments in other asset classes or securities such as Hedge Funds, Real Estate and Commodities, as approved by the Investment Committee. The policy provides specific guidance related to asset class objectives, fund manager guidelines and identification of both prohibited and restricted transactions, and is reviewed on a periodic basis by both the Investment Committee of CIT and the Plans’ external investment consultants to ensure the long-term investment objectives are achieved. Members of the Committee are appointed by the Chief Executive Officer of CIT and include the Chief Financial Officer, General Counsel, and other senior executives.

There were no direct investment in equity securities of CIT or its subsidiaries included in the pension plan assets at December 31, 2006, 2005, and 2004, respectively. CIT expects to contribute $9.4 million to its pension plans and $4.8 million to its other postretirement benefit plans in 2007.

Company assets, which are not included in the retirement plan assets in the preceding tables, are earmarked for the non-qualified U.S. Executive pension plan obligation.

90	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth data relating to postretirement plans.

Postretirement Benefits
For the years ended December 31, (dollars in millions)

	2006	2005	2004

Change in Benefit Obligation
Benefit obligation at beginning of period	$62.4	$59.9	$58.0
Service cost	2.2	2.2	1.9
Interest cost	3.3	3.2	3.2
Employee contributions	1.1	1.0	0.8
Plan amendments	–	(0.8)	–
Actuarial (gain) / loss	(6.4)	3.7	0.7
Benefits paid	(5.1)	(6.8)	(4.7)

Benefit obligation at end of period	$57.5	$62.4	$59.9

Change in Plan Assets
Fair value of plan assets at beginning of period	$ –	$ –	$ –
Benefits paid	(5.1)	(6.8)	(4.7)
Employee contributions	1.1	1.0	0.8
Employer contributions	4.0	5.8	3.9

Fair value of plan assets at end of period	$ –	$ –	$ –

Reconciliation of Funded Status
Funded status	$(57.5)	$(62.4)	$(59.9)

Unrecognized prior service cost		(0.8)	–
Unrecognized net actuarial loss		18.4	15.6

Net amount recognized		$(44.8)	$(44.3)

Amounts Recognized in the Consolidated Balance Sheets
Before Adoption of SFAS 158:
Prepaid benefit cost	$ –	$ –	$ –
Accrued benefit liability	(47.3)	(44.8)	(44.3)
Intangible asset	–	–	–
Accumulated other comprehensive income	–	–	–

Net amount recognized	$(47.3)	$(44.8)	$(44.3)

After Adoption of SFAS 158:
Assets	$ –
Liabilities	(57.5)

Net amount recognized	$(57.5)

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	91

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefits (continued)
For the years ended December 31, (dollars in millions)

	2006	2005	2004

Amounts Recognized in Accumulated Other Comprehensive Income (AOCI) consist of:
Net actuarial loss	$ 10.8
Prior service (credit)	(0.6)

Total AOCI (before taxes)	$ 10.2

Change in AOCI Due to Adoption of SFAS 158 (before taxes)	$ 10.2

Weighted-average Assumptions Used to Determine Benefit Obligations at Period End
Discount rate	6.00%	5.50%	5.50%
Rate of compensation increase	4.50%	4.25%	4.25%
Weighted-average Assumptions Used to Determine Net Periodic Benefit Cost for Periods
Discount rate	5.50%	5.50%	6.00%
Rate of compensation increase	4.25%	4.25%	4.25%
Components of Net Periodic Benefit Cost
Service cost	$ 2.2	$2.2	$ 1.9
Interest cost	3.3	3.2	3.2
Amortization of prior service credit	(0.1)	–	–
Amortization of net loss	1.1	0.9	0.6

Total Net Periodic Benefit Cost	$ 6.5	$6.3	$ 5.7

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
Loss recognition	$ 0.6
Prior service cost recognition	$ (0.1)
Assumed Health Care Trend Rates at Period End
Health care cost trend rate assumed for next year Pre-65	10.00%	11.50%	12.00%
Post-65	8.00%	9.75%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.25%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018	2018

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The Company relies on both external and historical data to determine healthcare trend rates. A one-percentage point change in assumed healthcare cost trend rates would have the following estimated effects.

Postretirement Benefits
For the years ended December 31, (dollars in millions)

	2006	2005	2004

Effect of One-percentage Point Increase on:
Period end postretirement benefit obligation	$ 2.1	$ 2.6	$ 2.8
Total of service and interest cost components	$ 0.1	$ 0.2	$ 0.2
Effect of One-percentage Point Decrease on:
Period end postretirement benefit obligation	$ (1.8)	$ (2.3)	$ (2.7)
Total of service and interest cost components	$ (0.1)	$ (0.1)	$ (0.2)
92	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, (dollars in millions)

	2006	2005	2004

Expected Future Cashflows:
Expected company contributions in the following fiscal year	$ 4.8	$ 4.7	$ 4.0
Expected Benefit Payments:
Gross
In the first year following the disclosure date	$ 4.8	$ 4.7	$ 4.0
In the second year following the disclosure date	4.9	4.9	4.2
In the third year following the disclosure date	5.0	5.0	4.5
In the fourth year following the disclosure date	4.9	5.2	4.7
In the fifth year following the disclosure date	5.0	5.2	4.8
In years six through ten following the disclosure date	26.3	27.6	24.2
Medicare Rx Subsidy
In the first year following the disclosure date	$ 0.2	$ –	$ –
In the second year following the disclosure date	0.4	0.4	0.3
In the third year following the disclosure date	0.5	0.5	0.4
In the fourth year following the disclosure date	0.5	0.5	0.4
In the fifth year following the disclosure date	0.6	0.6	0.4
In years six through ten following the disclosure date	2.3	3.2	1.8
Net
In the first year following the disclosure date	$ 4.6	$ 4.7	$4.0
In the second year following the disclosure date	4.5	4.5	3.9
In the third year following the disclosure date	4.5	4.5	4.1
In the fourth year following the disclosure date	4.4	4.7	4.3
In the fifth year following the disclosure date	4.4	4.6	4.4
In years six through ten following the disclosure date	24.0	24.4	22.4

Savings Incentive Plan

CIT also has a number of defined contribution retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. The largest plan is the CIT Group Inc. Savings Incentive Plan, which qualifies under section 401(k) of the Internal Revenue Code and accounts for 83% of CIT’s total Savings Incentive Plan expense for the year ended December 31, 2006. CIT’s expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $26.9 million, $20.0 million and $19.9 million for the years ended December 31, 2006, 2005, and 2004.

Corporate Annual Bonus Plan

Annual bonuses are paid under the CIT Group Inc. Annual Bonus Plan. The value and number of awards depends on a variety of factors, including corporate performance and individual performance during the fiscal period for which awards are made and is subject to approval by the Compensation Committee of the Board of Directors (the “Committee”). Bonus payments of $101.4 million for the year ended December 31, 2006, were paid in February 2007. For the year ended December 31, 2005, $78.6 million in bonuses were awarded.

Stock-Based Compensation

In May 2006, CIT adopted the Long-Term Incentive Plan (the “LTIP”) as approved by shareholders, which provides for grants of stock-based awards. As of that date, the LTIP replaced the prior

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	93

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plan, the Long-Term Equity Compensation Plan (the “ECP”), under which no new awards have been or will be made, although awards granted under the ECP prior to that date remain outstanding. The number of Shares of common stock that may be issued for all purposes under the LTIP is 7,500,000, plus any Shares that remained available for issuance under the ECP, including shares that become available for issuance upon cancellation or expiration of awards granted under the ECP without having been exercised or settled. Including 36,000,000 shares originally approved for issuance under the ECP, the combined maximum number of shares allowed for issuance under the LTIP equals 43,500,000. Of that total, the maximum number of shares that may be issued in the form of Restricted Stock, Restricted Stock Units, Performance Stock, Performance Units and Other Awards that are payable in Shares granted under the LTIP equals 9,500,000 (5,000,000 and 4,500,000 for the ECP and LTIP).

Stock Options granted to employees during 2006 have a vesting schedule of one third per year for three years, a 7-year term from the date of grant and were issued with strike prices equal to the fair market value of the common stock on each respective grant date (i.e., in each case a date on which the Committee met, or quarterly earnings were publicly announced).

Restricted stock and restricted stock units granted to employees in 2006 vest either one third per year for three years, 100% after three years, or 100% immediately. Performance Shares were granted during 2006 with a subsequent three-year performance period.

On January 1, 2006, the Company adopted the revision to SFAS No. 123, “Share-Based Payment” (“FAS 123R”), which requires the recognition of compensation expense for all stock-based compensation plans. As a result, salaries and general operating expenses for the year ended December 31, 2006 include $30.8 million of compensation expense related to employee stock option plans and employee stock purchase plans ($17.9 million after tax, $0.09 diluted EPS). Compensation expense is recognized over the vesting period (requisite service period), generally three years, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. The compensation expense assumes a 2% forfeiture rate.

The Company utilized the modified prospective transition method in the adoption of FAS 123R and therefore: (1) the current year expense applies to 2006 awards and the unvested awards as of December 31, 2005, and (2) the comparable compensation expense for the years ended December 31, 2005 and 2004 is presented on a proforma basis in the table below as if CIT had accounted for employee stock option plans and employee stock purchase plans under the fair value method of FAS 123R:

For the years ended December 31, (dollars in millions except per share data)

	2005	2004

Net income available for common shareholders as reported	$ 936.4	$ 753.6
Stock-based compensation expense – fair value method, after tax	(19.2)	(20.6)

Pro forma net income (loss)	$ 917.2	$ 733.0

Basic earnings per share as reported	$ 4.54	$ 3.57
Basic earnings per share pro forma	$ 4.45	$ 3.47
Diluted earnings per share as reported	$ 4.44	$ 3.50
Diluted earnings per share pro forma	$ 4.35	$ 3.41

Data for the stock option plans is summarized as follows:

For the years ended December 31,

	2006		2005
	Options	Weighted Average Price Per Option	Options	Weighted Average Price Per Option
Outstanding at beginning of period	17,470,879	$37.80	19,863,907	$33.07
January Grant	767,620	$51.43	1,358,895	$41.89
July Grant	998,651	$47.28	2,056,229	$43.01
Granted – Other	114,567	$54.78	266,470	$42.34
Exercised	(4,031,429)	$27.70	(5,659,182)	$24.20
Forfeited	(331,406)	$46.56	(415,440)	$38.76

Outstanding at end of period	14,988,882	$41.78	17,470,879	$37.80

Options exercisable at end of period	9,588,027	$40.82	8,850,333	$39.88

94	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2006, 1,656,590 options were granted to employees as part of the annual long-term incentive process. In addition, 195,080 CIT options were granted to new hires as well as for retention purposes and 29,168 were issued to independent members of the Board of Directors. In 2005, 3,415,124 options were granted to employees as part of the annual long-term incentive process. In addition, 219,015 CIT options were granted to new hires as well as for retention purposes and 47,455 were issued to independent members of the Board of Directors.

The weighted average fair value of new options granted was $11.61 and $8.35 for the years ended December 31, 2006 and 2005. The fair value of new options granted was determined at the date of grant using the Black-Scholes option-pricing model, based on the following assumptions.

Option Issuance Range	Expected Option Life Range	Average Dividend Yield	Expected Volatility Range	Risk Free Interest Rate

2006
January, 2006	3 – 5 Years	1.6%	20.5% – 24.1%	4.28% – 4.29%
January, 2006 – Section 16b (named officers)	4 – 5 Years	1.6%	23.4% – 24.1%	4.28% – 4.29%
April, 2006	3 – 5 Years	1.5%	20.7% – 25.1%	4.87% – 4.91%
May, 2006 – Director Grant	4 – 5 Years	1.5%	24.1% – 25.1%	5.00% – 5.01%
July, 2006	3 – 5 Years	1.7%	23.6% – 27.4%	5.02% – 5.06%
July, 2006 – Section 16b (named officers)	4 – 5 Years	1.7%	26.5% – 27.4%	5.02% – 5.04%
October, 2006	3 – 5 Years	1.6%	21.6% – 25.4%	4.73% – 4.77%
October, 2006 – Director Grant	4 – 5 Years	1.6%	23.2% – 25.4%	4.73% – 4.75%
2005
January, 2005	3 – 5 Years	1.5%	18.0% – 20.6%	3.42% – 3.72%
January, 2005 – Director Grant	10 Years	1.5%	21.5%	4.21%
January, 2005 – Section 16b (named officers)	5.5 – 6.5 Years	1.5%	21.4% – 22.1%	3.78% – 3.91%
February, 2005	3 – 5 Years	1.6%	18.0% – 20.6%	3.63% – 3.87%
March, 2005 – Section 16b (named officers)	5.5 – 6.5 Years	1.5%	21.4% – 22.1%	4.09% – 4.18%
April, 2005	3 – 5 Years	1.6%	17.9% – 20.3%	3.64% – 3.85%
May, 2005	3 – 5 Years	1.6%	17.9% – 20.3%	3.78% – 3.91%
May, 2005 – Director Grant	10 Years	1.6%	21.5%	4.21%
July, 2005	3 – 5 Years	1.5%	17.5% – 19.5%	3.93% – 3.99%
July, 2005 – Director Grant	10 Years	1.5%	21.4%	4.20%
July, 2005 – Section 16b (named officers)	5.5 – 6.5 Years	1.5%	19.9% – 21.2%	4.01% – 4.05%
October, 2005	3 – 5 Years	1.8%	15.6% – 19.2%	4.30% – 4.34%
October, 2005 – Director Grant	10 Years	1.8%	21.8%	4.49%
December, 2005 – Director Grant	10 Years	1.6%	21.8%	4.56%

For employees other than 16(b) officers (selected senior executives), the expected term is equal to the vesting period of the options plus two years. For 16(b) officers, the expected life calculation is calculated using the simplified approach. Under this methodology, for each tranche, the expected life is equal to the average of the vesting period and the full term. The entire cost of options granted is immediately recognized for those employees who are retirement eligible as of the grant date. For options granted to employees who will reach retirement eligibility within the three year vesting period, the cost of the grants is amortized from the grant date through retirement eligibility date. The volatility assumption is equal to the median volatility of a peer group using weekly closing prices for the historical period commensurate with the expected term, averaged with the implied volatility for CIT’s publicly traded options. The individual yield reflected the Company’s current dividend yield. The risk free interest rate reflects the implied yield available on U.S. Treasury zero-coupon issues (as of the grant date for each grant) with a remaining term equal to the expected term of the options.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	95

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006 and 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

2006
$ 18.14 – $ 27.21	2,778,297	5.5	$ 22.59	2,778,297	$ 22.59
$ 27.22 – $ 40.83	4,725,318	6.5	$ 36.21	3,231,444	$ 35.61
$ 40.84 – $ 61.26	5,668,061	6.8	$ 45.89	1,761,080	$ 46.14
$ 61.27 – $ 91.91	1,703,455	1.3	$ 68.87	1,703,455	$ 68.87
$ 91.92 – $137.87	112,161	1.0	$131.12	112,161	$131.12
$137.88 – $206.82	1,590	1.4	$160.99	1,590	$160.99

	14,988,882			9,588,027

2005
$ 18.14 – $ 27.21	5,430,088	6.7	$ 22.31	3,442,824	$ 22.61
$ 27.22 – $ 40.83	5,924,823	7.7	$ 36.26	2,718,383	$ 35.66
$ 40.84 – $ 61.26	4,265,520	8.4	$ 44.26	838,678	$ 50.78
$ 61.27 – $ 91.91	1,720,626	2.3	$ 68.91	1,720,626	$ 68.91
$ 91.92 – $137.87	128,232	2.1	$130.89	128,232	$130.89
$137.88 – $206.82	1,590	2.4	$160.99	1,590	$160.99

	17,470,879			8,850,333

The unrecognized pretax compensation cost related to employee stock options was $19.5 million at December 31, 2006, which is expected to be recognized in earnings over a weighted-average period of 0.8 years. The total intrinsic value (in-the-money value to employees), before taxes, related to options exercised during the year ended December 31, 2006 was $95.0 million and the related cash received by the Company was $111.5 million. The Company’s tax benefit related to these employee gains was $39.1 million.

The Company regularly purchases shares in the open market as part of publicly announced plans and generally issues shares out of treasury upon exercise of stock options. The issuance of shares can be from treasury, or from authorized but unissued shares, or a combination thereof. We expect to purchase and issue between 2.6 and 5.4 million shares in the following annual period in conjunction with option exercises.

Employee Stock Purchase Plan

Effective January 1, 2006, eligibility for participation in the Employee Stock Purchase Plan (the “ESPP”) includes employees of CIT and its participating subsidiaries who are customarily employed for at least 20 hours per week, except that any employees designated as highly compensated are not eligible to participate in the ESPP. The ESPP is available to employees in the United States and to certain international employees. Under the ESPP, CIT is authorized to issue up to 1,000,000 shares of common stock to eligible employees. Eligible employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on the last business day of the quarterly offering period. The amount of common stock that may be purchased by a participant through the ESPP is generally limited to $25,000 per year. A total of 87,521 shares were purchased under the plan in 2006 and 103,883 shares were purchased under the plan in 2005.

Restricted Stock

Performance Shares awarded under the LTIP totaled 839,894 in 2006. Final payouts of these awards are based upon a subsequent three-year performance period covering 2006 – 2009. In 2005 and 2004, 761,635 and 693,328 performance shares were awarded under the ECP (as the LTIP was adopted in 2006). The performance targets for these awards are based upon a combination of consolidated return on common equity measurements and compounded annual EPS growth rates, which ultimately determine the number of common shares issued.

Restricted shares awarded were 119,248, 133,867 and 59,163 for 2006, 2005 and 2004. These shares were awarded at the fair market value on the applicable grant dates and have either a

96	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

one-third per year or three-year cliff-vest period. In addition, 8,123, 9,369 and 10,481 shares were granted during 2006, 2005 and 2004 to independent members of the Board of Directors, who elected to receive shares in lieu of cash compensation for their retainer. The restricted shares issued to directors in lieu of cash compensation vest on the first anniversary of the grant date. As part of the 2006 annual share grant, 10,064 shares were awarded to the independent members of the Board of Directors, which have a one-third per year vesting schedule.

For the years ended December 31, 2006, 2005 and 2004, $44.1 million, $43.3 million and $23.5 million, respectively, of expenses are included in salaries and general operating expenses related to restricted stock.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Financing and leasing asset commitments, referred to as loan commitments or lines of credit, are agreements to lend to customers subject to the customers’compliance with contractual obligations. The accompanying table summarizes these and other credit-related commitments, as well as purchase and funding commitments.

December 31, (dollars in millions)

	2006			2005
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$1,963.4	$10,638.0	$12,601.4	$11,297.5
Letters of Credit, Acceptances and Guarantees:
Standby letters of credit	559.5	73.0	632.5	570.3
Other letters of credit	426.9	–	426.9	477.3
Guarantees, acceptances and other recourse obligations	233.4	81.6	315.0	226.6
Purchase and Funding Commitments
Aerospace purchase commitments	1,263.0	4,536.0	5,799.0	3,316.5
Other manufacturer purchase commitments	712.4	463.6	1,176.0	696.2
Sale-leaseback payments	117.8	1,623.0	1,740.8	590.7

In addition to the amounts shown in the table above, unused, cancelable lines of credit to customers in connection with a third-party vendor program, which may be used to finance additional technology product purchases, amounted to approximately $27.7 billion and $22.1 billion at December 31, 2006 and 2005. These uncommitted vendor-related lines of credit represent CIT’s estimated proportional amount and can be reduced or canceled by CIT at any time without notice. Our experience indicates that customers typically will not exercise their entire available line of credit at any point in time.

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

Guarantees are issued primarily in conjunction with CIT’s factoring product in Trade Finance, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. As of December 31, 2006, CIT had no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis. The table above includes recourse obligations of approximately $70 million ($7 million estimated fair value) at December 31, 2006 that were incurred in conjunction with financing and leasing asset sales.

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. The commitments to purchase commercial aircraft are with both Airbus Industrie and The Boeing Company. These are fixed price purchase commitments subject to customary price increases for future changes in inflation and manufacturing components. The aerospace equipment purchases are contracted for a specific model aircraft, using a baseline aircraft specification at

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	97

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may also change depending on the final specifications of the aircraft, including engine thrust, aircraft weight and seating configuration. Equipment purchases are recorded at delivery date at the final purchase price paid, which includes purchase price discounts, price changes relating to specification changes and price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on estimated values. Pursuant to existing contractual commitments, 91 aircraft remain to be purchased (26 within 2007). Lease commitments are in place for 23 of the aircraft to be delivered over the next twelve months. The order amount excludes unexercised CIT options to purchase aircraft. During 2006, CIT committed to the purchase of 44 additional aircraft (34 from Airbus Industrie and 10 from Boeing Company) for an estimated value of approximately $3.4 billion. The purchase commitment for 11 of the Airbus Industrie aircraft resulted from the exercise of CIT options to purchase additional aircraft, while the remaining were new orders. The aircraft deliveries to CIT are scheduled periodically through 2013.

Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relates primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $1,740.8 million, or approximately $120 million per year for 2007 through 2012, with remaining payments due through 2030. These lease payments are expected to be more than offset by rental income associated with re-leasing the assets, subject to actual railcar utilization and rentals. In conjunction with sale-leaseback transactions, CIT has guaranteed all obligations of the related consolidated lessee entities.

CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 24 - Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT’s subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies.

NOTE 17 – LEASE COMMITMENTS

The following table presents future minimum rentals under noncancellable long-term lease agreements for premises and equipment at December 31, 2006.

Years Ended December 31, (dollars in millions)

Amount
2007	$ 53.2
2008	47.3
2009	32.1
2010	27.0
2011	25.4
Thereafter	194.7

Total	$379.7

In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to rent escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $12.8 million due in the future under noncancellable subleases.

Rental expense, net of sublease income on premises and equipment, was as follows.

Years Ended December 31, (dollars in millions)

	2006	2005	2004

Premises	$ 47.0	$ 34.6	$ 31.8
Equipment	8.5	8.3	8.4
Less sublease income	(6.2)	(7.1)	(9.1)

Total	$ 49.3	$ 35.8	$ 31.1

98	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Estimated fair values, recorded carrying values and various assumptions used in valuing CIT’s financial instruments are set forth below.

December 31, (dollars in millions)

	2006		2005
	Asset/(Liability)		Asset/(Liability)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Finance receivables – loans(1)	$ 46,587.3	$ 46,413.5	$ 36,885.2	$ 36,689.1
Finance receivables – held for sale	1,793.7	1,793.7	1,620.3	1,620.3
Retained interest in securitizations and other investments(2)	1,059.4	1,059.4	1,152.7	1,152.7
Other assets(3)	1,200.5	1,200.5	1,160.7	1,160.7
Commercial paper(4)	(5,365.0)	(5,365.0)	(5,225.0)	(5,225.0)
Deposits(5)	(2,430.8)	(2,403.3)	(261.9)	(261.9)
Variable-rate senior notes (including accrued interest payable)(6)	(19,306.8)	(19,309.4)	(15,555.9)	(15,558.8)
Fixed-rate senior notes (including accrued interest payable)(6)	(29,493.2)	(29,633.0)	(22,886.3)	(23,070.9)
Non-recourse, secured borrowings	(4,420.2)	(4,420.2)	(4,087.9)	(4,087.9)
Preferred capital securities (including accrued interest payable)(7)	(257.8)	(266.9)	(257.5)	(277.9)
Credit balances of factoring clients and other liabilities(8)	(6,763.5)	(6,763.5)	(6,960.3)	(6,960.3)
Derivative financial instruments(9):
Interest rate swaps, net	(264.6)	(264.6)	(109.4)	(109.4)
Cross-currency swaps, net	297.8	297.8	(29.2)	(29.2)
Foreign exchange forwards, net	(79.1)	(79.1)	(74.7)	(74.7)
Energy investment	6.3	6.3	(2.6)	(2.6)
Credit default swaps, net	(2.8)	(2.8)	0.8	0.8

(1)	The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 4.80% to 10.66% for December 31, 2006 and 5.35% to 10.24% for December 31, 2005. The maturities used represent the average contractual maturities adjusted for prepayments. For floating-rate loans that reprice frequently and have no significant change in credit quality, fair value approximates carrying value. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $7.8 billion at December 31, 2006 and $6.8 billion at December 31, 2005.
(2)	Fair values of retained interests in securitizations are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates. Other investment securities actively traded in a secondary market were valued using quoted available market prices.
(3)	Other assets subject to fair value disclosure include accrued interest receivable, certain investment securities and miscellaneous other assets. The carrying amount of accrued interest receivable approximates fair value. The carrying value of other assets not subject to fair value disclosure totaled $2.1 billion at December 31, 2006 and $1.5 billion at December 31, 2005.
(4)	The estimated fair value of commercial paper approximates carrying value due to the relatively short maturities.
(5)	The fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation range from 5.15% to 5.34% at December 31, 2006. The fair value of deposits at December 31, 2005 approximated carrying value based on relatively short maturities and was included with fixed rate senior notes.
(6)	The difference between the carrying value of fixed-rate senior notes, variable rate senior notes and preferred capital securities and the corresponding balances reflected in the consolidated balance sheets is accrued interest payable. These amounts are excluded from the other liabilities balances in this table. Fixed-rate notes were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 5.28% to 6.16% at December 31, 2006 and 4.33% to 5.84% at December 31, 2005.
(7)	Preferred capital securities were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar issuances at the end of the year.
(8)	The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Other liabilities include accrued liabilities and deferred federal income taxes. Accrued liabilities and payables with no stated maturities have an estimated fair value that approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $1.2 billion and $1.1 billion December 31, 2006 and 2005.
(9)	CIT enters into derivative financial instruments for hedging purposes only. The estimated fair values are calculated internally using market data and represent the net amount receivable or payable to terminate the agreement, taking into account current market rates. See Note 9 – “Derivative Financial Instruments” for notional principal amounts associated with the instruments.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	99

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT is a partner with Dell Inc. (“Dell”) in Dell Financial Services L.P. (“DFS”), a joint venture that offers financing to Dell’s customers. The joint venture provides Dell with financing and leasing capabilities that are complementary to its product offerings and provides CIT with a source of new financings. The joint venture agreement provides Dell with the option to purchase CIT’s 30% interest in DFS in February 2008 based on a formula tied to DFS profitability. CIT has the right to purchase a minimum percentage of DFS’s finance receivables on a declining scale through January 2010.

CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has certain recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income and losses generated by DFS as determined under GAAP are allocated 70% to Dell and 30% to CIT. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell, with one independent director. DFS is not consolidated in CIT’s financial statements and is accounted for under the equity method. Financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $1.3 billion and $2.0 billion and securitized assets included in managed assets were approximately $2.4 billion and $2.5 billion at December 31, 2006 and 2005, respectively. CIT’s equity investment in and loans to the joint venture was approximately $181 million and $214 million at December 31, 2006 and 2005.

CIT also has a joint venture arrangement with Snap-on Incorporated (“Snap-on”) that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. The agreement with Snap-on was recently extended until January 2009. CIT and Snap-on have 50% ownership interests, 50% board of directors’ representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT’s financial statements. At both December 31, 2006 and 2005, financing and leasing assets were approximately $1.0 billion and securitized assets included in managed assets were $0.1 billion. In addition to the owned and securitized assets purchased from the Snap-on joint venture, CIT’s equity investment in and loans to the joint venture were approximately $14 million at December 31, 2006 and 2005.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $224 million and $280 million at December 31, 2006 and 2005.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. Other assets included approximately $17 million and $18 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods at December 31, 2006 and 2005.

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

Effective January 1, 2006, segment reporting was modified in conjunction with certain business realignment initiatives. We made name changes to clarify the market focus of our segments: (a) Specialty Finance – Commercial was renamed Vendor Finance, (b) Specialty Finance – Consumer was renamed Consumer & Small Business Lending, (c) Commercial Services was renamed Trade Finance, and (d) Capital Finance was renamed Transportation Finance. The Small Business Lending unit was transferred from Vendor Finance to Consumer & Small Business Lending, reflecting commonalities with our home lending and student loan businesses. Consistent with our strategic focus on industry alignment, the former Equipment Finance segment has been consolidated into our Corporate

100	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance segment, and a $350 million diversified industry portfolio within the former Equipment Finance segment was transferred to Vendor Finance. This combination will allow us to provide corporate clients access to the full complement of CIT’s products and services.

Prior periods have been conformed to the current format, except for the above mentioned diversified industry transfer, as it was determined to be impracticable to do so in accordance with SFAS 131.

Types of Products and Services

CIT has five reportable segments: Corporate Finance, Transportation Finance, Trade Finance, Vendor Finance and Consumer and Small Business Lending. Transportation Finance and Vendor Finance offer secured lending and leasing products to midsize and larger companies across a variety of industries, including aerospace, construction, rail, machine tool, business aircraft, technology, manufacturing and transportation. Trade Finance and Corporate Finance offer secured lending and receivables collection as well as other financial products and services to small and midsize companies. These include secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, debtor-in-possession and turnaround financing and management advisory services. Consumer and Small Business Lending offers home lending products to consumers primarily through a network of brokers and correspondents and student lending through Student Loan Xpress.

Segment Profit and Assets

The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement totals and the consolidated managed assets.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	101

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

	Corporate Finance	Transpor- tation Finance	Trade Finance	Vendor Finance	Consumer & Small Business Lending	Total Segments	Corporate and Other	Consolidated
For the Year Ended December 31, 2006
Net finance revenue, before depreciation	$ 564.4	$ 739.7	$ 156.8	$ 1,042.0	$ 335.6	$ 2,838.5	$(12.4)	$ 2,826.1
Depreciation on operating lease equipment	33.4	455.3	–	534.8	–	1,023.5	–	1,023.5
Provision for credit losses	23.0	1.3	36.6	57.1	73.4	191.4	30.8	222.2
Other revenue	295.5	53.1	291.4	393.8	201.5	1,235.3	(1.5)	1,233.8
Total net revenue, after credit provision	803.5	336.2	411.6	843.9	463.7	2,858.9	(44.7)	2,814.2
Provision for income taxes	(177.4)	64.3	(107.5)	(182.3)	(90.9)	(493.8)	129.4	(364.4)
Net income (loss)	310.9	307.9	176.2	314.5	155.4	1,264.9	(249.1)	1,015.8
Total financing and leasing assets	19,757.0	12,070.7	6,975.2	8,599.0	20,500.0	67,901.9	–	67,901.9
Total managed assets, after credit provision	21,325.7	12,070.7	6,975.2	12,656.8	21,134.8	74,163.2	–	74,163.2
For the Year Ended December 31, 2005
Net finance revenue, before depreciation	$ 477.5	$ 580.1	$ 143.6	$ 1,112.7	$ 246.5	$ 2,560.4	$ 42.8	$ 2,603.2
Depreciation on operating lease equipment	45.8	354.9	–	567.3	–	968.0	–	968.0
Provision for credit losses	24.3	4.6	22.9	70.7	57.1	179.6	37.4	217.0
Other revenue	255.3	(50.1)	290.9	317.3	140.5	953.9	183.5	1,137.4
Total net revenue, after credit provision	662.7	170.5	411.6	792.1	329.9	2,366.8	188.8	2,555.6
Provision for income taxes	(167.5)	41.2	(112.0)	(173.9)	(64.4)	(476.6)	12.4	(464.2)
Net income (loss)	275.3	129.9	184.7	293.5	99.8	983.2	(46.8)	936.4
Total financing and leasing assets	14,083.7	10,484.4	6,690.0	9,034.2	15,288.4	55,580.7	–	55,580.7
Total managed assets	16,609.0	10,484.4	6,690.0	12,955.8	16,127.2	62,866.4	–	62,866.4
For the Year Ended December 31, 2004
Net finance revenue, before depreciation	$ 483.4	$ 485.1	$ 111.6	$ 1,159.9	$ 172.8	$ 2,412.8	$ 87.9	$ 2,500.7
Depreciation on operating lease equipment	56.4	319.1	–	589.9	–	965.4	–	965.4
Provision for credit losses	77.7	7.3	23.4	85.2	56.7	250.3	(36.1)	214.2
Other revenue	231.3	34.2	284.9	223.9	110.6	884.9	2.2	887.1
Total net revenue, after credit provision	580.6	192.9	373.1	708.7	226.7	2,082.0	126.2	2,208.2
Provision for income taxes	(151.8)	(35.4)	(103.8)	(138.3)	(50.9)	(480.2)	(3.0)	(483.2)
Net income (loss)	230.1	87.0	161.1	239.4	75.2	792.8	(39.2)	753.6
Total financing and leasing assets	13,662.3	8,747.2	6,204.1	9,941.9	6,605.4	45,160.9	–	45,160.9
Total managed assets	16,577.8	8,747.2	6,204.1	14,107.4	7,834.1	53,470.6	–	53,470.6

102	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance income and other revenues derived from United States based financing and leasing assets were $5,468.8 million, $4,617.6 million and $3,864.4 million for the years ended December 31, 2006, 2005 and 2004. Finance income and other revenues derived from foreign based financing and leasing assets, were $1,458.9 million, $1,055.6 million and $850.2 million for the years ended December 31, 2006, 2005 and 2004.

NOTE 21 – LEGAL PROCEEDINGS

NorVergence Related Litigation

Several lawsuits were filed against various financial institutions, including CIT, relating to equipment leases the financial institutions had acquired from NorVergence Inc. (“NorVergence Leases”), a reseller of telecommunications and internet services to businesses. The complaints alleged that NorVergence misrepresented the capabilities of the equipment leased to its customers and overcharged for the equipment, and that the NorVergence Leases are unenforceable. Plaintiffs sought rescission, punitive damages, treble damages and attorneys’ fees. All of these actions as against CIT have been either settled or dismissed, except for one action commenced as a mass action in NorVergence’s bankruptcy case, which currently has only four remaining plaintiffs.

Beginning in August 2004, the Attorneys General of several states commenced investigations of NorVergence and financial institutions that purchased NorVergence Leases, including CIT. CIT entered into settlement agreements with the Attorneys General in each of these states, except for Texas. CIT also has produced documents for transactions related to NorVergence at the request of the Federal Trade Commission (“FTC”) and pursuant to a subpoena in a grand jury proceeding being conducted by the U.S. Attorney for the Southern District of New York in connection with an investigation of transactions related to NorVergence.

On July 14, 2006, the trustee appointed in NorVergence’s bankruptcy case filed a complaint against 44 defendants, including CIT and other financing companies. The trustee alleges that the defendants aided and abetted NorVergence in the commission of fraud. CIT denies these allegations and this litigation is not expected to have a material adverse effect on the Company’s financial statements.

Other Litigation

In addition, there are various legal proceedings against CIT, which have arisen in the ordinary course of business. While the outcomes of the ordinary course legal proceedings and the related activities are not certain, based on present assessments, management does not believe that they will have a material adverse effect on CIT.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	103

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – GOODWILL AND INTANGIBLE ASSETS

The following tables summarize goodwill and intangible assets, net balances by segment.

(dollars in millions)

Goodwill	Corporate Finance	Trade Finance	Vendor Finance	Consumer and Small Business Lending	Total
Balance at December 31, 2004	$ 108.8	$ 261.6	$ 62.3	$ –	$432.7
Acquisitions, other	99.8	(0.1)	(8.0)	270.7	362.4

Balance at December 31, 2005	208.6	261.5	54.3	270.7	795.1
Acquisitions, other	14.1	8.6	(41.5)	15.8	(3.0)

Balance at December 31, 2006	$ 222.7	$ 270.1	$ 12.8	$ 286.5	$792.1

Intangible Assets
Balance at December 31, 2004	$ –	$ 95.8	$ 68.0	$ –	$163.8
Additions	27.4	30.3	(13.3)	29.4	73.8
Amortization	(0.9)	(10.6)	(9.2)	(0.5)	(21.2)

Balance at December 31, 2005	26.5	115.5	45.5	28.9	216.4
Additions	6.8	4.1	11.1	–	22.0
Amortization	(2.9)	(10.2)	(7.9)	(1.1)	(22.1)

Balance at December 31, 2006	$ 30.4	$ 109.4	$ 48.7	$ 27.8	$216.3

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is no longer amortized but instead is assessed periodically for impairment. The Company periodically reviews and evaluates its goodwill and intangible assets for potential impairment at a minimum annually, or more frequently if circumstances indicate that impairment is possible. The most recent goodwill and intangible asset impairment analyses as of October 1, 2006 indicated that the fair values of each were in excess of the carrying values. The increase in Consumer & Small Business Lending goodwill during 2005 was due to the Student Lending Xpress business acquisition while the increase in Corporate Finance was due to the Healthcare Business Credit Corporation acquisition. Certain fair value adjustments, primarily deferred taxes associated with prior year acquisitions, were finalized during 2006, resulting in the reduction to Vendor Finance goodwill.

Other intangible assets, net, are comprised primarily of acquired customer relationships (Vendor Finance and Trade Finance), as well as proprietary computer software and related transaction processes (Trade Finance). The increase in 2006 was primarily related to acquisitions: a joint venture acquisition in Vendor Finance, a factoring business acquisition in Trade Finance, and a portfolio acquisition in Corporate Finance, which was largely offset by amortization costs. The increase in 2005 was primarily related to acquisitions: a student lending acquisition in Consumer & Small Business Lending, a healthcare acquisition in Corporate Finance and a factoring acquisition in Trade Finance. The 2005 reduction in Vendor Finance corresponded to finalizing certain fair value adjustments related to the 2004 Western European vendor finance acquisition. Other intangible assets are being amortized over their corresponding lives ranging from five to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $22.1 million, $21.2 million and $13.3 million for the years ended December 31, 2006, 2005 and 2004. Accumulated amortization totaled $67.0 million and $44.9 million at December 31, 2006 and 2005. The projected amortization for the years ended December 31, 2007 through December 31, 2011 is: $19.4 million for 2007; $19.8 million for 2008; $20.2 million for 2009; $20.4 million for 2010 and $20.4 million for 2011.

104	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – SEVERANCE AND FACILITY RESTRUCTURING RESERVES

The following table summarizes previously established purchase accounting liabilities (pre-tax) related to severance of employees and closing facilities, as well as 2006 and 2005 restructuring activities:

(dollars in millions)

	Severance		Facilities
	Number of Employees	Reserve	Number of Facilities	Reserve	Total Reserves
Balance December 31, 2004	129	$ 12.2	15	$ 5.7	$ 17.9
2005 additions	191	21.6	—	2.0	23.6
2005 utilization	(297)	(25.7)	(6)	(2.6)	(28.3)

Balance December 31, 2005	23	8.1	9	5.1	13.2
2006 additions	146	17.2	1	7.5	24.7
2006 utilization	(150)	(19.9)	(5)	(1.1)	(21.0)

Balance December 31, 2006	19	$ 5.4	5	$ 11.5	$ 16.9

The additions during 2006 relate to employee termination benefits incurred in conjunction with the business unit and segment realignments, as well as various streamlining and consolidation initiatives. These additions, along with charges related to accelerated restricted stock vesting and other benefits, were recorded as part of the $19.6 million restructuring provision (and in salaries and general operating expenses). The employee termination payments were largely paid during 2006.

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

The 2006 addition to facility reserve related to the early termination of a New York City office building. The remaining facility reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining lease terms, generally 5 years.

NOTE 24 – SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	105

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
December 31, 2006
ASSETS
Net finance receivables	$ 926.5	$ 2,752.3	$50,726.8	$ –	$54,405.6
Operating lease equipment, net	9.3	216.4	10,792.2	–	11,017.9
Finance receivables held for sale	–	–	1,793.7	–	1,793.7
Cash and cash equivalents	3,040.3	227.8	1,190.3	–	4,458.4
Other assets	10,902.7	169.7	2,071.0	(7,751.1)	5,392.3

Total Assets	$ 14,878.8	$ 3,366.2	$66,574.0	$(7,751.1)	$77,067.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$ 49,825.9	$ 2,785.9	$ 8,093.0	$ –	$60,704.8
Credit balances of factoring clients	–	–	4,131.3	–	4,131.3
Accrued liabilities and payables	(42,698.2)	289.5	46,849.5	–	4,440.8

Total Liabilities	7,127.7	3,075.4	59,073.8	–	69,276.9
Minority interest	–	–	39.9	–	39.9
Total Stockholders’ Equity	7,751.1	290.8	7,460.3	(7,751,1)	7,751.1

Total Liabilities and Stockholders’ Equity	$ 14,878.8	$ 3,366.2	$66,574.0	$(7,751.1)	$77,067.9

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
December 31, 2005
ASSETS
Net finance receivables	$ 1,041.7	$ 2,360.3	$40,270.8	$ –	$43,672.8
Operating lease equipment, net	–	175.4	9,460.3	–	9,635.7
Finance receivables held for sale	–	75.3	1,545.0	–	1,620.3
Cash and cash equivalents	2,615.6	129.6	913.4	–	3,658.6
Other assets	10,180.4	272.1	1,309.4	(6,962.7)	4,799.2

Total Assets	$ 13,837.7	$ 3,012.7	$53,498.9	$(6,962.7)	$63,386.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$ 40,104.4	$ 2,306.1	$ 5,454.0	$ –	$47,864.5
Credit balances of factoring clients	–	–	4,187.8	–	4,187.8
Accrued liabilities and payables	(33,229.4)	267.4	37,283.8	–	4,321.8

Total Liabilities	6,875.0	2,573.5	46,925.6	–	56,374.1
Minority interest	–	–	49.8	–	49.8
Total Stockholders’ Equity	6,962.7	439.2	6,523.5	(6,962.7)	6,962.7

Total Liabilities and Stockholders’ Equity	$ 13,837.7	$ 3,012.7	$53,498.9	$(6,962.7)	$63,386.6

106	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Year Ended December 31, 2006
Finance revenue	$ 55.1	$ 312.0	$ 5,326.8	$ –	$ 5,693.9
Interest expense	3.5	141.9	2,722.4	–	2,867.8
Depreciation on operating lease equipment	0.3	63.0	960.2	–	1,023.5

Net finance revenue	51.3	107.1	1,644.2	–	1,802.6
Provision for credit losses	32.9	21.0	168.3	–	222.2

Net finance revenue, after credit provision	18.4	86.1	1,475.9		1,580.4
Equity in net income of subsidiaries	1,131.6	–	–	(1,131.6)	—
Other revenue	1.5	86.9	1,145.4	–	1,233.8

Total net revenue, after credit provision	1,151.5	173.0	2,621.3	(1,131.6)	2,814.2
Salaries and general operating expenses	232.3	85.7	1,064.6	–	1,382.6
Provision for restructuring	–	–	19.6	–	19.6

Income before provision for income taxes	919.2	87.3	1,537.1	(1,131.6)	1,412.0
Benefit (provision) for income taxes	126.8	(32.1)	(459.1)	–	(364.4)
Minority interest, after tax	–	–	(1.6)	–	(1.6)

Net income before preferred stock dividends	1,046.0	55.2	1,076.4	(1,131.6)	1,046.0
Preferred stock dividends	(30.2)	–	–	–	(30.2)

Net income available (attributable) to common stockholders	$ 1,015.8	$ 55.2	$ 1,076.4	$(1,131.6)	$ 1,015.8

Year Ended December 31, 2005
Finance revenue	$ 41.0	$ 242.5	$ 4,231.7	$ –	$ 4,515.2
Interest expense	(56.1)	99.5	1,868.6	–	1,912.0
Depreciation on operating lease equipment	–	48.2	919.8	–	968.0

Net finance revenue	97.1	94.8	1,443.3	–	1,635.2
Provision for credit losses	18.1	13.7	185.2	–	217.0

Net finance revenue, after credit provision	79.0	81.1	1,258.1	–	1,418.2
Equity in net income of subsidiaries	973.3	–	–	(973.3)	—
Other revenue	38.2	109.8	989.4	–	1,137.4

Total net revenue, after credit provision	1,090.5	190.9	2,247.5	(973.3)	2,555.6
Salaries and general operating expenses	154.4	81.0	878.4	–	1,113.8
Provision for restructuring	–	–	25.2	–	25.2

Income before provision for income taxes	936.1	109.9	1,343.9	(973.3)	1,416.6
Benefit (provision) for income taxes	13.0	(40.4)	(436.8)	–	(464.2)
Minority interest, after tax	–	–	(3.3)	–	(3.3)

Net income before preferred stock dividends	949.1	69.5	903.8	(973.3)	949.1
Preferred stock dividends	(12.7)	–	–	–	(12.7)

Net income available (attributable) to common stockholders	$ 936.4	$ 69.5	$ 903.8	$ (973.3)	$ 936.4

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	107

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME (continued, dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Year Ended December 31, 2004
Finance revenue	$ 38.3	$ 187.5	$ 3,535.0	$ –	$ 3,760.8
Interest expense	(150.3)	10.9	1,399.5	–	1,260.1
Depreciation on operating lease equipment	–	43.8	921.6	–	965.4

Net finance revenue	188.6	132.8	1,213.9	–	1,535.3
Provision for credit losses	27.5	12.0	174.7	–	214.2

Net finance revenue, after credit provision	161.1	120.8	1,039.2	–	1,321.1
Equity in net income of subsidiaries	691.7	–	–	(691.7)	–
Other revenue	65.6	86.9	734.6	–	887.1

Total net revenue, after credit provision	918.4	207.7	1,773.8	(691.7)	2,208.2
Salaries and general operating expenses	167.1	67.7	777.3	–	1,012.1
Gain on redemption of debt	41.8	–	–	–	41.8

Income before provision for income taxes	793.1	140.0	996.5	(691.7)	1,237.9
Benefit (provision) for income taxes	(39.5)	(54.6)	(389.1)	–	(483.2)
Minority interest, after tax	–	–	(1.1)	–	(1.1)

Net income before preferred stock dividends	753.6	85.4	606.3	(691.7)	753.6
Preferred stock dividends	–	–	–	–	—

Net income available (attributable) to common stockholders	$ 753.6	$ 85.4	$ 606.3	$(691.7)	$ 753.6

108	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS (dollars in millions)

	CIT Group Inc	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Year Ended December 31, 2006
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$ (655.1)	$(2,345.9)	$ 4,418.1	$ –	$ 1,417.1

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	73.3	(414.9)	(11,171.8)	–	(11,513.4)
Decrease in inter-company loans and investments	(8,447.3)	–	–	8,447.3	–

Net cash flows (used for) provided by investing activities	(8,374.0)	(414.9)	(11,171.8)	8,447.3	(11,513.4)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	9,647.3	479.8	1,094.6	–	11,221.7
Inter-company financing	–	2,379.2	6,068.1	(8,447.3)	–
Cash dividends paid	(193.5)	–	–	–	(193.5)

Net cash flows provided by (used for) financing activities	9,453.8	2,859.0	7,162.7	(8,447.3)	11,028.2

Net (decrease) increase in cash and cash equivalents	424.7	98.2	409.0	–	931.9
Cash and cash equivalents, beginning of period	2,615.6	129.6	602.3	–	3,347.5

Cash and cash equivalents, end of period	$ 3,040.3	$ 227.8	$ 1,011.3	$ –	$ 4,279.4

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Year Ended December 31, 2005
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$ 3,792.7	$ 273.7	$(1,097.1)	$ —	$ 2,969.3

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	61.1	(760.8)	(5,993.3)	—	(6,693.0)
Decrease in inter-company loans and investments	(7,675.4)	—	—	7,675.4	—

Net cash flows (used for) provided by investing activities	(7,614.3)	(760.8)	(5,993.3)	7,675.4	(6,693.0)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	5,267.2	922.3	(1,187.1)	—	5,002.4
Inter-company financing	—	(433.1)	8,108.5	(7,675.4)	—
Cash dividends paid	(141.4)	—	—	—	(141.4)

Net cash flows provided by (used for) financing activities	5,125.8	489.2	6,921.4	(7,675.4)	4,861.0

Net (decrease) increase in cash and cash equivalents	1,304.2	2.1	(169.0)	—	1,137.3
Cash and cash equivalents, beginning of period	1,311.4	127.5	771.3	—	2,210.2

Cash and cash equivalents, end of period	$ 2,615.6	$ 129.6	$ 602.3	$ —	$ 3,347.5

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	109

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS (continued, dollars in millions)

	CIT Group Inc.		CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Year Ended December 31, 2004
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(1,087.	4)	$ 116.1	$ 2,612.5	$ –	$ 1,641.2

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	433.0		(389.4)	(5,098.3)	–	(5,054.7)
Decrease in inter-company loans and investments	(3,527.0)		–	–	3,527.0	—

Net cash flows (used for) provided by investing activities	(3,094.0)		(389.4)	(5,098.3)	3,527.0	(5,054.7)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	4,123.8		177.7	(540.6)	–	3,760.9
Inter-company financing	–		(4.4)	3,531.4	(3,527.0)	—
Cash dividends paid	(110.9)		–	–	–	(110.9)

Net cash flows provided by (used for) financing activities	4,012.9		173.3	2,990.8	(3,527.0)	3,650.0

Net (decrease) increase in cash and cash equivalents	(168.5)		(100.0)	505.0	–	236.5
Cash and cash equivalents, beginning of period	1,479.9		227.5	266.3	–	1,973.7

Cash and cash equivalents, end of period	$ 1,311.4		$ 127.5	$ 771.3	$ –	$ 2,210.2

110	CIT GROUP INC 2006

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data are presented below.

Year Ended December 31, 2006 (dollars in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net finance revenue	$ 446.9	$ 445.4	$ 446.2	$ 464.1
Provision for credit losses	33.3	48.2	72.5	68.2
Other revenue	260.1	303.5	324.7	345.5
Salaries and general operating expenses	323.1	344.8	351.7	363.0
Provision for restructuring	11.1	–	8.5	–
Provision for income taxes	(101.3)	(111.9)	(39.7)	(111.5)
Minority interest, after tax	(0.8)	(0.5)	(0.2)	(0.1)
Preferred stock dividends	(7.7)	(7.5)	(7.5)	(7.5)
Net income available to common stockholders	$ 229.7	$ 236.0	$ 290.8	$ 259.3
Net income per diluted share	$ 1.12	$ 1.16	$ 1.44	$ 1.28

Year Ended December 31, 2005 (dollars in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net finance revenue	$ 398.9	$ 391.7	$ 415.7	$ 428.9
Provision for credit losses	45.3	47.2	69.9	54.6
Other revenue	276.5	332.6	239.5	288.8
Salaries and general operating expenses	264.0	268.8	281.1	299.9
Provision for restructuring	–	25.2	–	–
Provision for income taxes	(137.6)	(132.9)	(86.8)	(106.9)
Minority interest, after tax	(0.9)	(1.1)	(0.8)	(0.5)
Preferred stock dividends	–	–	(5.2)	(7.5)
Net income available to common stockholders	$ 227.6	$ 249.1	$ 211.4	$ 248.3
Net income per diluted share	$ 1.06	$ 1.16	$ 1.02	$ 1.21

Year Ended December 31, 2004 (dollars in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net finance revenue	$ 363.1	$ 371.0	$ 393.4	$ 407.8
Provision for credit losses	85.6	65.7	60.2	2.7
Other revenue	231.1	236.5	216.7	202.8
Salaries and general operating expenses	240.0	252.4	248.1	271.6
Gain on redemption of debt	41.8	–	–	–
Provision for income taxes	(121.1)	(112.8)	(117.7)	(131.6)
Minority interest, after tax	–	–	(0.2)	(0.9)
Net income available to common stockholders	$ 189.3	$ 176.6	$ 183.9	$ 203.8
Net income per diluted share	$ 0.88	$ 0.82	$ 0.86	$ 0.95

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	111

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 – SUBSEQUENT EVENTS

On January 2, 2007, the Company completed the acquisition of the UK and German vendor finance businesses from Barclays Bank PLC. The acquisition, will add approximately $2 billion in assets to Vendor Finance.

On January 24, 2007, the Company sold $500 million in 60-year junior subordinated notes. The notes are callable, at par, beginning in January 2017.

On January 24, 2007, the Company agreed to purchase $500 million of its common stock through an accelerated stock buyback program with BNP Paribas (“BNP”). At the outset of the program, BNP delivered 6.3 million shares to CIT. Additional shares will be delivered, the final amount of which is dependent upon CIT common stock price during the term of the agreement. The agreement concludes on June 28, 2007. Repurchased shares will be held in treasury.

112	CIT GROUP INC 2006

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

Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. We believe that this evaluation provides a reasonable basis for our opinion.

Based on the assessment performed, management concluded that as of December 31, 2006 the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 57.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None

113

Part Three

ITEM 10. Directors and Executive Officers of the Registrant

The information called for by Item 10 is incorporated by reference from the information under the caption “Election of Directors” and “Election of Directors - Executive Officers” in our Proxy Statement for our 2007 annual meeting of stockholders.

ITEM 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the information under the caption “Compensation of Directors and Executive Officers”in our Proxy Statement for our 2007 annual meeting of stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the information under the caption “Principal Shareholders” in our Proxy Statement for our 2007 annual meeting of stockholders.

ITEM 13. Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions”in our Proxy Statement for our 2007 annual meeting of stockholders.

ITEM 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption “Appointment of Independent Accountants” in our Proxy Statement for our 2007 annual meeting of stockholders.

114	CIT GROUP INC 2006

Part Four

ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

1.	The following financial statements of CIT and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and December 31, 2005.

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements

2.	All schedules are omitted because they are not applicable or because the required information appears in the Consolidated Financial Statements or the notes thereto.

(b)	Exhibits

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.3	Certificate of Designations relating to the Company’s 6.350% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

3.4	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

4.1	Form of Certificate of Common Stock of CIT (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

4.2	Indenture dated as of August 26, 2002 by and among CIT Group Inc., J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.), as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

4.3	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (Incorporated by reference to Exhibit 4.4 to Form S-3/A filed by CIT on October 28, 2004).

4.4	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of subordinated debt securities (Incorporated by reference to Exhibit 4.5 to Form S-3/A filed by CIT on October 28, 2004).

4.5	Certain instruments defining the rights of holders of CIT’s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

4.6	5-Year Credit Agreement, dated as of October 10, 2003 among J.P. Morgan Securities Inc., a joint lead arranger and bookrunner, Citigroup Global Markets Inc., as joint lead arranger and bookrunner, JP Morgan Chase Bank as administrative agent, Bank of America, N.A. as syndication agent, and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.2 to Form 10-Q filed by CIT on November 7, 2003).

4.7	5-Year Credit Agreement, dated as of April 14, 2004, among CIT Group Inc., the several banks and financial institutions named therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and bookrunners, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A., as syndication agents and Barclays Bank PLC, as documentation

115

agent (Incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on May 7, 2004).

4.8	5-Year Credit Agreement, dated as of April 13, 2005, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent.

4.9	5-Year Credit Agreement, dated as of December 6, 2006, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Barclays Capital, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Barclays Bank PLC, as syndication agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents.

4.10	Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, N.A. for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on August 7, 2006).

4.11	Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, N.A. for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.4 to Form 10-Q filed by CIT on August 7, 2006).

4.12	Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of senior notes (incorporated by reference to Exhibit 4.5 to Form 10-Q filed by CIT on August 7, 2006).

4.13	Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of subordinated notes (incorporated by reference to Exhibit 4.6 to Form 10-Q filed by CIT on August 7, 2006).

4.14	Indenture dated as of November 1, 2006, among CIT Group Funding Company of Canada, CIT Group Inc., and The Bank of New York, for the issuance of senior debt securities of CIT Group Funding Company of Canada and the related guarantees of CIT (incorporated by reference to Exhibit 4.8 to Form 10-Q filed by CIT on November 6, 2006).

10.1	Agreement dated as of June 1, 2001 between CIT Holdings (NV) Inc., a wholly-owned subsidiary of Tyco International Ltd., and CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), a Nevada corporation, regarding transactions between CIT Holdings and CIT (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 7, 2002).

10.2	Form of Separation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.3	Form of Financial Services Cooperation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit [10.3] to Amendment No. 3 to the Registration Statement on Form S-3 filed June 12, 2002).

10.4*	Employment Agreement for Joseph M. Leone dated as of August 1, 2004 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by CIT on November 9, 2004).

10.5*	Employment Agreement for Thomas B. Hallman dated as of August 1, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by CIT on November 9, 2004).

10.6*	Employment Agreement for Lawrence A. Marsiello dated as of August 1, 2004 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by CIT on November 9, 2004).

10.7*	Employment Agreement by and among CIT Group Inc. and Frederick E. Wolfert dated as of August 1, 2004 (Incorporated by reference to Exhibit 10.5 to Form 10-Q filed by CIT on November 9, 2004).

10.8	2004 Extension and Funding Agreement dated September 8, 2004, by and among Dell Financial Services L.P., Dell Credit Company L.L.C., DFS-SPV L.P., DFS-GP, Inc., Dell Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS Inc., CIT Communications Finance Corporation, and CIT Credit Group USA Inc. (Incorporated by reference to Form 8-K filed by CIT on September 9, 2004).

10.9*	Executive Severance Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to

116	CIT GROUP INC 2006

the Registration Statement on Form S-3 filed June 26, 2002).

10.10*	Long-Term Equity Compensation Plan (incorporated by reference to Form DEF-14A filed April 23, 2003).

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.12	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.13	Master Confirmation Agreement and the related Supplemental Confirmation dated as of July 19, 2005 between Goldman, Sachs and Co. and CIT Group Inc. relating to CIT’s accelerated stock repurchase program (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by CIT on August 5, 2005).

10.14	Agreement and Plan of Merger, dated as of January 4, 2005, among Education Lending Group, Inc. CIT Group Inc. and CIT ELG Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by CIT on January 6, 2005).

10.15**	Master Confirmation and the related Supplemental Confirmation, each dated as of January 24, 2007, between CIT Group Inc. and BNP Paribas relating to CIT's accelerated stock repurchase program.

10.16*	CIT Group Inc. Long -Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by CIT on May 15, 2006).

10.17*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed by CIT on May 15, 2006).

10.18*	Employment Agreement, dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed by CIT on September 5, 2006).

10.19*	Forms of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreements.

10.20*	Forms of CIT Group Inc. Long-Term Incentive Plan Performance Share Award Agreements.

10.21*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreements.

10.22*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreements.

10.23*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement.

12.1	CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

21.1	Subsidiaries of CIT.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Certification of Jeffrey M. Peek pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Leone pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
* *	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

117

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2007	CIT GROUP INC. By: /s/ Robert J. Ingato Robert J. Ingato Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 28, 2007 in the capacities indicated below.

NAME	NAME

/s/ Jeffrey M. Peek Jeffrey M. Peek Chairman and Chief Executive Officer and Director	John R. Ryan* John R. Ryan Director

Gary C. Butler* Gary C. Butler Director	Seymour Sternberg* Seymour Sternberg Director

William Freeman* William Freeman Director	Peter J. Tobin* Peter J. Tobin Director

Susan Lyne* Susan Lyne Director	Lois M.Van Deusen* Lois M. Van Deusen Director

Thomas H. Kean* Thomas H. Kean Director	/s/ Joseph M. Leone Joseph M. Leone Vice Chairman and Chief Financial Officer

Marianne Miller Parrs* Marianne Miller Parrs Director	/s/ William J. Taylor William J. Taylor Executive Vice President, Controller and Principal Accounting Officer

Timothy M. Ring Director	*By: /s/ Robert J. Ingato Robert J. Ingato Executive Vice President, General Counsel and Secretary

*	Original powers of attorney authorizing Robert J. Ingato, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.

118	CIT GROUP INC 2006

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

119