Form 10-Q
period 2007-03-31
CIT GROUP INC
filed 2007-05-08
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	or	|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 191,784,988 shares of the registrant’s common stock outstanding.

CONTENTS

Part One—Financial Information:

ITEM 1.	Consolidated Financial Statements (Unaudited)	2
	Consolidated Balance Sheets (Unaudited)	2
	Consolidated Statements of Income (Unaudited)	3
	Consolidated Statement of Stockholders’ Equity (Unaudited)	4
	Consolidated Statements of Cash Flows (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6-19

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	and

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20-46

ITEM 4.	Controls and Procedures	47

Part Two—Other Information:

Table of Contents	1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Assets (dollars in millions - except share data)

(Unaudited)	March 31, 2007	December 31, 2006

Financing and leasing assets held for investment:
Finance receivables, including receivables pledged of $4,238.4 and $4,311.6	$60,126.5	$55,064.9
Reserve for credit losses	(704.0)	(659.3)

Net finance receivables	59,422.5	54,405.6
Operating lease equipment, net	11,294.4	11,017.9
Financing and leasing assets held for sale	1,954.9	1,793.7
Cash and cash equivalents, including $144.2 and $179.0 restricted	3,464.4	4,458.4
Retained interest in securitizations and other investments	1,231.9	1,059.4
Goodwill and intangible assets, net	1,252.4	1,008.4
Other assets	3,439.2	3,324.5

Total Assets	$82,059.7	$77,067.9

CONSOLIDATED BALANCE SHEETS – Liabilities and Stockholders’ Equity

Debt:
Commercial paper	$5,261.4	$5,365.0
Deposits	2,908.8	2,399.6
Non-recourse, secured borrowings	4,333.8	4,398.5
Variable-rate senior unsecured notes	23,009.4	19,184.3
Fixed-rate senior unsecured notes	29,912.6	29,107.1
Junior subordinated notes	750.0	-
Preferred capital securities	250.3	250.3

Total debt	66,426.3	60,704.8
Credit balances of factoring clients	3,769.9	4,131.3
Accrued liabilities and payables	4,396.0	4,440.8

Total Liabilities	74,592.2	69,276.9
Commitments and Contingencies (Note 11)
Minority interest	39.6	39.9
Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized, Issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	350.0
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	150.0
Common stock: $0.01 par value, 600,000,000 authorized,
Issued: 214,234,705 and 213,555,940	2.1	2.1
Outstanding: 191,911,903 and 198,295,376
Paid-in capital, net of deferred compensation of $104.8 and $68.7	10,633.6	10,678.9
Accumulated deficit	(2,689.6)	(2,838.9)
Accumulated other comprehensive income	121.5	129.6
Less: treasury stock, 22,322,802 and 15,260,564 shares, at cost	(1,139.7)	(720.6)

Total Common Stockholders’ Equity	6,927.9	7,251.1

Total Stockholders’ Equity	7,427.9	7,751.1

Total Liabilities and Stockholders’ Equity	$82,059.7	$77,067.9

See Notes to Consolidated Financial Statements.

2	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) Quarters Ended March 31, (dollars in millions, except per share data)

	2007	2006
Finance revenue	$ 1,617.1	$ 1,294.6
Interest expense	873.6	598.3
Depreciation on operating lease equipment	263.6	249.4

Net finance revenue	479.9	446.9
Provision for credit losses	71.1	33.3

Net finance revenue, after credit provision	408.8	413.6
Other revenue	328.6	260.1

Total net revenue, after credit provision	737.4	673.7
Salaries and general operating expenses	355.8	323.1
Provision for severance and real estate exit activities	-	11.1
Loss on early extinguishments of debt	139.3	-

Income before provision for income taxes	242.3	339.5
Provision for income taxes	(34.1)	(101.3)
Minority interest, after tax	(0.1)	(0.8)

Net income before preferred stock dividends	208.1	237.4
Preferred stock dividends	(7.5)	(7.7)

Net income available to common stockholders	$ 200.6	$ 229.7

Per common share data
Basic earnings per share	$ 1.03	$ 1.15
Diluted earnings per share	$ 1.01	$ 1.12
Number of shares - basic (thousands)	194,099	199,462
Number of shares - diluted (thousands)	197,922	204,455
Dividends per common share	$ 0.25	$ 0.20

See Notes to Consolidated Financial Statements.

ITEM 1: Consolidated Financial Statements	3

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2006	$500.0	$2.1	$10,678.9	$(2,838.9)	$129.6	$ (720.6)	$ 7,751.1

Beginning accumulated deficit adjustment due to adoption of new accounting standards (see Note 2)				0.1			0.1

Net income before preferred stock dividends				208.1			208.1
Foreign currency translation adjustments					16.7		16.7
Change in fair values of derivatives qualifying as cash flow hedges					(22.6)		(22.6)
Unrealized loss on securitization investments, net					(2.9)		(2.9)
Minimum pension liability adjustment					0.7		0.7

Total comprehensive income							200.0

Cash dividends - common				(51.4)			(51.4)
Cash dividends - preferred				(7.5)			(7.5)
Stock repurchase agreement			(57.9)			(442.1)	(500.0)
Restricted stock expense			11.5				11.5
Stock option expense			6.0				6.0
Treasury stock purchased, at cost						(56.3)	(56.3)
Exercise of stock option awards, including tax benefits			(4.8)			78.2	73.4
Employee stock purchase plan participation			(0.1)			1.1	1.0

March 31, 2007	$500.0	$2.1	$10,633.6	$(2,689.6)	$121.5	$ (1,139.7)	$ 7,427.9

See Notes to Consolidated Financial Statements.

4	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) Quarters Ended March 31, (dollars in millions)

	2007	2006
Cash Flows From Operations
Net income before preferred stock dividends	$ 208.1	$ 237.4
Adjustments to reconcile net income to net cash flows from operations:
Depreciation, amortization and accretion	292.2	214.4
Loss on early extinquishments of debt	139.3	-
Gains on equipment, receivable and investment sales	(72.9)	(68.0)
Provision for credit losses	71.1	33.3
Provision for deferred federal income taxes	44.1	53.7
Share-based compensation amortization	17.5	20.8
(Increase) decrease in finance receivables held for sale	(211.9)	72.7
Decrease in other assets	52.3	199.5
(Decrease) in accrued liabilities and payables	(39.8)	(374.3)

Net cash flows provided by operations	500.0	389.5

Cash Flows From Investing Activities
Finance receivables extended and purchased	(17,979.5)	(17,592.9)
Principal collections of finance receivables and investments	13,613.7	13,911.2
Proceeds from asset and receivable sales	1,038.3	1,375.4
Purchases of assets to be leased and other equipment	(696.2)	(578.2)
Acquisitions, net of cash acquired	(1,835.6)	8.7
Net increase in short-term factoring receivables	(200.2)	(186.0)

Net cash flows (used for) investing activities	(6,059.5)	(3,061.8)

Cash Flows From Financing Activities
Proceeds from the issuance of unsecured notes, deposits and non-recourse borrowings	7,545.4	5,794.9
Repayments of unsecured notes, deposits and non-recourse borrowings	(2,296.1)	(3,371.0)
Net decrease in commercial paper	(103.6)	(942.7)
Treasury stock repurchases	(498.4)	(85.6)
Treasury stock issuances	79.3	97.1
Net repayments of non-recourse leveraged lease debt	(22.4)	(77.1)
Cash dividends paid	(58.9)	(48.7)
Excess tax benefit related to share-based compensation	17.6	17.1
Other	(62.6)	(4.5)

Net cash flows provided by financing activities	4,600.3	1,379.5

Net (decrease) in cash and cash equivalents	(959.2)	(1,292.8)
Unrestricted cash and cash equivalents, beginning of period	4,279.4	3,347.5

Unrestricted cash and cash equivalents, end of period	$ 3,320.2	$ 2,054.7

Supplementary Cash Flow Disclosure
Interest paid	$ 656.4	$ 467.0
Federal, foreign, state and local income taxes paid, net	$ 84.2	$ 37.9

See Notes to Consolidated Financial Statements.

ITEM 1: Consolidated Financial Statements	5

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

These financial statements have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT’s financial position and results of operations. Certain prior period amounts have been conformed to the current year presentation, including segment results and certain items relating to student lending in the Consolidated Statement of Cash Flows.

NOTE 2 – ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 2007, management adopted Financial Accounting Standards Board FSP No. FAS 13-2, (“FAS 13-2”) “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”. The Company applied FAS 13-2 to all its leveraged lease transactions under the transition provision of the interpretation. As a result of the adoption, a direct credit of $6.5 million after taxes reduced the Accumulated deficit as of January 1, 2007.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet to be recognized in the financial statements. The Company applied FIN 48 to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation. As a result of the implementation of FIN 48, the Company recognized an increase of $6.4 million in tax liabilities and a corresponding decrease to retained earnings, bringing the liabilities for uncertain tax positions to $211.0 million as of January 1, 2007 (including $23.2 million for the potential payment of interest and penalties). In the event that unrecognized tax benefits are realized and interest and penalties are not assessed with respect to uncertain tax positions, the tax provision will be reduced prospectively.

During the quarter ended March 31, 2007, the Company recognized in earnings a $12.9 million decrease in the liability for uncertain tax positions and a $0.5 million increase in potential interest and penalties associated with uncertain tax positions.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.

The Company recognizes potential interest and penalties related to uncertain tax positions within the provision for income taxes in accordance with existing accounting policy.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the effect of the standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to selectively elect fair value measurement for financial assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the fair value accounting option available under the standard.

NOTE 3 – EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and unvested restricted stock grants. The dilutive effect of stock options and unvested restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options and grants that do not have a dilutive effect are not included in the denominator and averaged approximately 12.3 million shares and 14.2 million shares for the quarters ended March 31, 2007 and 2006. The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

6	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EPS for the quarters ended March 31, (dollars in millions, except per share amounts; shares in thousands)

	2007			2006
	Net Income	Common Shares	Per Share Amount	Net Income	Common Shares	Per Share Amount
Basic EPS	$200.6	194,099	$1.03	$229.7	199,462	$1.15
Effect of dilutive securities:
Restricted shares		133			-
Performance shares		1,461			2,206
Stock options		2,229			2,787

Diluted EPS	$200.6	197,922	$1.01	$229.7	204,455	$1.12

NOTE 4 – BUSINESS SEGMENT INFORMATION

Beginning with the first quarter of 2007, we refined our capital allocation factors and also began allocating certain expenses to our segments to measure segment performance on a more fully “loaded” basis. These expenses, equity-based compensation and corporate support costs as well as a portion of the provisions for credit losses, had previously been recorded in Corporate and Other. Certain other expenses are not allocated to the operating segments. These are reported in Corporate and Other and consist primarily of the following: (1) certain funding costs, as the segment results reflect debt transfer pricing that matches assets (as of the origination date) with liabilities from an interest rate and maturity perspective; (2) certain tax provisions and benefits; (3) a portion of credit loss provisioning in excess of amounts recorded in the segments; and (4) interest and dividends on preferred securities, as segment risk adjusted returns are based on the allocation of common equity.

This presentation is consistent with our internal reporting to management. Prior year amounts have been conformed to the current year presentation.

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer & Small Business Lending	Total Segments	Corporate and Other	Consolidated
For the Quarter Ended March 31, 2007
Net finance revenue, before depreciation	$158.5	$210.9	$41.3	$252.5	$93.9	$757.1	$(13.6)	$743.5
Depreciation on operating lease equipment	9.8	133.5	—	120.4	—	263.7	(0.1)	263.6
Provision for credit losses	16.8	(22.5)	7.9	13.5	43.7	59.4	11.7	71.1
Other revenue	87.7	17.7	67.7	112.8	42.3	328.2	0.4	328.6
Total net revenue after credit provision	219.6	117.6	101.1	231.4	92.5	762.2	(24.8)	737.4
Loss on early extinguishments of debt	—	—	—	—	—	—	139.3	139.3
Provision for income taxes	(39.8)	(7.7)	(23.3)	(37.9)	(9.8)	(118.5)	84.4	(34.1)
Net income (loss) available (attributable) to common stockholders	72.4	76.3	36.6	73.5	20.3	279.1	(78.5)	200.6
Total financing and leasing assets	20,529.2	12,453.7	6,889.2	10,737.6	22,787.3	73,397.0	—	73,397.0
Total managed assets	21,965.8	12,453.7	6,889.2	15,015.1	23,387.8	79,711.6	—	79,711.6
For the Quarter Ended March 31, 2006

Net finance revenue, before depreciation	$127.0	$184.9	$38.5	$266.8	$84.7	$701.9	$(5.6)	$696.3
Depreciation on operating lease equipment	8.7	104.3	—	136.5	—	249.5	(0.1)	249.4
Provision for credit losses	(2.6)	(0.4)	7.0	17.5	20.6	42.1	(8.8)	33.3
Other revenue	60.0	6.1	69.7	84.8	39.2	259.8	0.3	260.1
Total net revenue after credit provision	180.9	87.1	101.2	197.6	103.3	670.1	3.6	673.7
Provision for income taxes	31.9	4.2	23.6	35.3	12.2	107.2	(5.9)	101.3
Net income available to common stockholders	54.3	49.5	39.8	62.1	21.6	227.3	2.4	229.7
Total financing and leasing assets	14,894.3	10,635.6	6,719.5	9,009.8	17,330.2	58,589.4	—	58,589.4
Total managed assets	17,149.9	10,635.6	6,719.5	12,885.7	18,111.8	65,502.5	—	65,502.5

ITEM 1: Consolidated Financial Statements	7

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONCENTRATIONS

The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets.

Concentrations (dollars in millions)

	March 31, 2007		December 31, 2006
Geographic
Northeast	$13,356.0	18.2%	$12,715.5	18.7%
West	12,665.1	17.3%	12,113.2	17.9%
Midwest	12,866.6	17.5%	11,994.2	17.7%
Southeast	10,369.6	14.1%	10,079.1	14.8%
Southwest	6,956.6	9.5%	6,642.1	9.8%

Total U.S.	56,213.9	76.6%	53,544.1	78.9%
Canada	4,050.3	5.5%	3,823.3	5.6%
Other international (1)	13,132.8	17.9%	10,534.5	15.5%

Total	$73,397.0	100.0%	$67,901.9	100.0%

(1)	International increase reflects the acquisition of Barclays vendor finance business, which closed in the first quarter of 2007.

Industry
Consumer - home mortgage	$10,952.1	14.9%	$9,887.8	14.6%
Consumer - student lending	9,876.9	13.5%	8,772.7	12.9%
Manufacturing(1)(5)	9,930.0	13.5%	8,383.3	12.3%
Commercial airlines (including regional airlines)	7,542.0	10.3%	7,344.0	10.8%
Retail(2)	6,918.4	9.4%	6,759.0	10.0%
Service industries	4,171.3	5.7%	3,966.4	5.8%
Healthcare	3,407.3	4.6%	3,388.4	5.0%
Transportation(3)	3,336.0	4.5%	3,063.9	4.5%
Wholesaling	2,488.9	3.4%	2,485.0	3.7%
Consumer - other(4)	1,371.5	1.9%	1,626.1	2.4%
Other (no industry greater than 2.0%)(5)	13,402.6	18.3%	12,225.3	18.0%

Total	$73,397.0	100.0%	$67,901.9	100.0%

(1)	Includes manufacturers of apparel (1.8%), followed by food and kindred products, steel and metal products, transportation equipment, industrial machinery and equipment, electronic equipment, textiles, printing and other industries.
(2)	Includes retailers of apparel (3.6%) and general merchandise (3.4%).
(3)	Includes rail, bus, over-the-road trucking industries and business aircraft.
(4)	Includes receivables from consumers for products in various industries such as manufactured housing, recreational vehicles, marine and computers and related equipment.
(5)	Total exposure to manufacturers of automobile and related suppliers included in Manufacturing and Other was less than 1% of total financing and leasing assets.

8	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RETAINED INTERESTS IN SECURITIZATIONS AND OTHER INVESTMENTS

The following table details the components of retained interests in securitizations and other investments.

Retained Interests and Other Investments (dollars in millions)

	March 31, 2007	December 31, 2006
Retained interests in commercial loans:
Retained subordinated securities	$ 345.6	$ 304.3
Interest-only strips	505.4	395.5
Cash reserve accounts	331.9	318.7

Total retained interests in commercial loans	1,182.9	1,018.5

Retained interests in home lending consumer loans:
Retained subordinated securities	31.9	34.8
Interest-only strips	9.0	6.1

Total retained interests in home lending consumer loans	40.9	40.9

Total retained interests in securitizations	1,223.8	1,059.4
Other equity investments	8.1	—

Total	$1,231.9	$1,059.4

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the components of accumulated other comprehensive income, net of tax.

Accumulated Other Comprehensive Income (dollars in millions)

	March 31, 2007	December 31, 2006
Changes in fair values of derivatives qualifying as cash flow hedges	$ 11.6	$ 34.2
Foreign currency translation adjustments	148.9	132.2
Minimum pension liability adjustments	(1.8)	(2.5)
Unfunded pension and post-retirement benefit liabilities(1)	(52.7)	(52.7)
Unrealized gain on securitization investments	15.5	18.4

Total accumulated other comprehensive income	$ 121.5	$ 129.6

(1)	The adoption of SFAS 158 at December 31, 2006 resulted in recording various unfunded post-retirement liabilities.

The changes in fair values of derivatives qualifying as cash flow hedges related to variations in market interest rates during the quarter, as these derivatives hedge the interest rate variability associated with an equivalent amount of variable-rate debt, including commercial paper. See Note 8 for additional information. The change in foreign currency translation adjustments during the quarter reflects the strengthening of various foreign currencies during the period, particularly the Euro, the Canadian Dollar, and the British Pound, partially offset by corresponding hedging activity on an after tax basis.

Total comprehensive income for the quarters ended March 31, 2007 and 2006 was $200.0 million and $265.6 million, respectively.

ITEM 1: Consolidated Financial Statements	9

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the adjustment to Accumulated Other Comprehensive Income for derivatives qualifying as hedges of future cash flows are presented in the following table.

Accumulated Other Comprehensive Income (related to derivatives qualifying as cash flow hedges) (dollars in millions)

	Fair Value Adjustments of Derivatives	Income Tax Effects	Total Unrealized Gain
Balance at December 31, 2006 - unrealized gain	$59.2	$(25.0)	$34.2
Changes in values of derivatives qualifying as cash flow hedges	(37.0)	14.4	(22.6)

Balance at March 31, 2007 - unrealized gain	$22.2	$(10.6)	$11.6

The unrealized gain as of March 31, 2007 reflects higher market interest rates since the inception of the hedges. The Accumulated Other Comprehensive Income (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining lives of the swaps. Assuming no change in interest rates, approximately $4.6 million, net of tax, of the Accumulated Other Comprehensive Income as of March 31, 2007 is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company executes derivative transactions to hedge economic exposures. The majority of these transactions qualify for hedge accounting. The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged positions.

Interest Rate Swaps (dollars in millions)

March 31, 2007	December 31, 2006	Hedged Item	Hedge Classification
Variable-rate to fixed-rate swaps(1)
$2,734.5	$2,663.5	Cash flow variability related to forecasted commercial paper issuances	Cash flow
9,163.6	9,435.7	Cash flow variability associated with specific variable-rate term debt	Cash flow

$11,898.1	$12,099.2

Fixed-rate to variable-rate swaps(2)
$13,812.0	$14,026.0	Specific fixed-rate term debt	Fair value

(1)	CIT pays a fixed rate of interest and receives a variable rate of interest. These swaps hedge the cash flow variability associated with forecasted commercial paper issuances and specific variable-rate debt.
(2)	CIT pays a variable rate of interest and receives a fixed rate of interest. These swaps hedge specific fixed-rate debt instruments.

10	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the notional principal amounts of cross-currency swaps by class and the corresponding hedged positions.

Cross-currency Swaps (dollars in millions)

March 31, 2007	December 31, 2006	Hedged Item	Hedge Classification	Description

$4,026.5	$3,905.5	Foreign denominated debt	Foreign currency fair value

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

94.8	115.3	Foreign currency loans to subsidiaries	Foreign currency cash flow

CIT receives a U.S. fixed rate of interest and pays a fixed foreign rate of interest. These swaps hedge the currency cash flow variability associated with payments on specific fixed-rate foreign denominated inter-company receivables and are designated as foreign currency cash flow hedges.

4.9	4.9	Foreign currency loans to subsidiaries	Foreign currency fair value

CIT receives a U.S. variable rate of interest and pays a variable foreign rate of interest. These swaps hedge the fair value currency changes associated with specific foreign denominated variable-rate inter-company receivables and are designated as foreign currency fair value hedges.

$4,375.7	$4,275.2

In addition to the swaps in the preceding tables, CIT had $1.4 billion and $1.2 billion in notional amount of interest rate swaps outstanding with securitization trusts at March 31, 2007 and December 31, 2006 to protect the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $1.4 billion and $1.2 billion in notional amount at March 31, 2007 and December 31, 2006 to insulate the Company from the related interest rate risk.

CIT sells various foreign currencies forward. These contracts are designated as either cash flow hedges of specific foreign denominated inter-company receivables or as net investment hedges of foreign denominated investments in subsidiaries. The following table presents the notional principal amounts of foreign currency forward exchange contracts and the corresponding hedged positions.

Foreign Currency Forward Exchange Contracts (dollars in millions)

March 31, 2007	December 31, 2006	Hedged Item	Hedge Classification
$3,939.9	$4,205.9	Foreign currency equity investments in subsidiaries	Foreign currency net investment
872.8	904.1	Foreign currency loans to subsidiaries	Foreign currency cash flow

$4,812.7	$5,110.0

During 2005, CIT executed a natural gas commodity swap whereby CIT receives payments based on a fixed rate for natural

ITEM 1: Consolidated Financial Statements	11

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gas and makes payments based on an energy index. This swap hedges forecasted index-based revenues from a specific energy generation facility for an initial term of 24 months and is accounted for as a cash flow hedge. The fair value of the swap at March 31, 2007 totaled $2.7 million, down from $6.3 million at December 31, 2006. Approximately $1.1 million (pretax gain) of ineffectiveness was recorded in earnings during the quarter ended March 31, 2007. The remaining change in fair value (effective portion) was recorded in Other Comprehensive Income.

The table that follows summarizes the notional amount of economic hedges that do not qualify for hedge accounting under SFAS 133.

Non-hedge Accounting Derivatives (dollars in millions)

March 31, 2007	December 31, 2006	Type of Swaps/Caps
$1,642.3	$1,365.1	U.S. dollar interest rate swaps
1,246.0	946.8	Interest rate caps
311.1	307.0	Compound cross-currency swaps
280.2	213.0	Foreign currency interest rate swaps
178.0	128.0	Credit default swaps

$3,657.6	$2,959.9	Total

The table above includes $2.2 billion in notional amount of derivatives related to customer derivative programs at March 31, 2007, comprised of $1.2 billion in interest rate caps and $1.0 billion in interest rate swaps. These amounts include both derivative transactions with CIT customers, as well as offsetting transactions with third parties with like notional amounts and terms.

CIT also has certain cross-currency swaps, certain U.S. and Canadian dollar interest rate swaps, and interest rate caps that are economic hedges of certain interest rate and foreign currency exposures. The mark-to-market adjustment relating to these derivatives for the quarter ended March 31, 2007 amounted to a $14.9 million pretax decrease to earnings.

CIT entered into credit default swaps, with terms of up to 5 years, to economically hedge certain CIT credit exposures. The change in the fair value adjustment for the quarter ended March 31, 2007 amounted to a $1.2 million pretax loss.

Hedge ineffectiveness occurs in certain cash flow hedges, and was recorded as either an increase or decrease to interest expense as presented in the following table.

Hedge Ineffectiveness (dollars in millions)

	Ineffectiveness	Increase/ Decrease to Interest Expense
Quarter ended March 31, 2007	$0.1	Decrease
Quarter ended March 31, 2006	$0.1	Decrease

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

CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has certain recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income and losses generated by DFS as determined under GAAP are allocated 70% to Dell and 30% to CIT. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell, with one independent director. DFS is not consolidated in CIT’s financial statements and is accounted for under the equity method. Financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $0.9 billion and $1.3 billion and securitized assets included in managed assets were approximately $2.6 billion and $2.4 billion at March 31, 2007 and December 31, 2006, respectively. CIT’s equity investment in and loans to the joint venture was approximately $193 million and $181 million at March 31, 2007 and December 31, 2006.

CIT also has a joint venture arrangement with Snap-on Incorporated (“Snap-on”) that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. The agreement with Snap-on extends until January 2009. CIT and Snap-on have 50% ownership interests, 50% board of directors’ representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated

12	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in CIT’s financial statements. At March 31, 2007 and December 31, 2006, financing and leasing assets were approximately $1.0 billion and securitized assets included in managed assets were $0.1 billion. In addition to the owned and securitized assets purchased from the Snap-on joint venture, CIT’s equity investment in and loans to the joint venture were approximately $28 million and $14 million at March 31, 2007 and December 31, 2006.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $341 million and $224 million at March 31, 2007 and December 31, 2006.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. Other assets included approximately $17 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods at both March 31, 2007 and December 31, 2006.

Certain shareholders of CIT provide investment management, banking and investment banking services to CIT in the normal course of business.

NOTE 10 – RETIREMENT, POSTRETIREMENT AND OTHER BENEFIT PLANS

The following table discloses various components of pension and postretirement expense.

Retirement, Postretirement and Other Benefit Plans for the quarters ended March 31 (dollars in millions)

	2007	2006
Retirement Plans
Service cost	$ 6.2	$ 5.2
Interest cost	5.4	4.5
Expected return on plan assets	(5.6)	(5.2)
Amortization of net loss	0.3	0.6
Amortization of prior service cost	0.7	—
Termination benefits	—	0.6

Net periodic benefit cost	$ 7.0	$ 5.7

Postretirement Plans
Service cost	$ 0.5	$ 0.6
Interest cost	0.8	0.8
Amortization of net loss	0.2	0.2

Net periodic benefit cost	$ 1.5	$ 1.6

CIT contributed $1.4 million to the retirement plans for the quarter, and currently expects to contribute an additional $8.0 million in 2007, for a total of $9.4 million.

CIT contributed $1.0 million to postretirement plans for the quarter, and currently expects to contribute an additional $3.8 million in 2007, for a total of $4.8 million.

The expected aggregate contributions for 2007 remain unchanged from the estimate of December 31, 2006.

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

Commitments (dollars in millions)

	March 31, 2007			December 31, 2006
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$2,103.4	$9,923.3	$12,026.7	$12,601.4
Letters of Credit, Acceptances and Guarantees:
Standby letters of credit	618.7	56.0	674.7	632.5
Other letters of credit	382.8	—	382.8	426.9
Guarantees, acceptances and other recourse obligations	151.2	73.6	224.8	315.0
Purchase and Funding Commitments
Aerospace purchase commitments	1,501.0	4,088.0	5,589.0	5,799.0
Other manufacturer purchase commitments	697.3	394.5	1,091.8	1,176.0
Sale-leaseback payments	118.8	1,540.1	1,658.9	1,740.8

In addition to the amounts shown in the table above, unused, cancelable lines of credit to customers in connection with a third-party vendor program, which may be used to finance additional technology product purchases, amounted to approximately $29.4 billion and $27.7 billion at March 31, 2007 and December 31, 2006. These uncommitted vendor-related lines of credit represent CIT’s estimated proportional amount and can be reduced or canceled by CIT at any time without notice. Our experience indicates that customers typically will not exercise their entire available line of credit at any point in time.

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

Guarantees are issued primarily in conjunction with CIT’s factoring product in Trade Finance, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. At March 31, 2007 CIT had no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis. The table above includes recourse obligations of approximately $73 million ($7 million estimated fair value) at March 31, 2007 and $70 million ($7 million) at December 31, 2006, that were incurred in conjunction with financing and leasing asset sales.

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

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on estimated values. Pursuant to existing contractual commitments, 86 aircraft remain to be purchased (28 within the next twelve months). Lease commitments are in place for all of the aircraft to be delivered over the next twelve months. The order amount excludes unexercised CIT options to purchase aircraft. The aircraft deliveries to CIT are scheduled periodically through 2013.

Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relates primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $1,658.9 million, or approximately $120 million per year for 2008 through 2012, with remaining payments due through 2030. These lease payments are expected to be more than offset by rental income associated with re-leasing the assets, subject to actual railcar utilization and rentals. In conjunction with sale-leaseback transactions, CIT has guaranteed all obligations of the related consolidated lessee entities.

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

NOTE 12 – LEGAL PROCEEDINGS

NorVergence Related Litigation

Several lawsuits were filed against various financial institutions, including CIT, relating to equipment leases acquired by the financial institutions from NorVergence, Inc. (“NorVergence Leases”), a reseller of telecommunications and internet services to businesses. The complaints alleged that NorVergence misrepresented the capabilities of the equipment leased to its customers and overcharged for the equipment, and that the NorVergence Leases are unenforceable. Plaintiffs sought rescission, punitive damages, treble damages and attorneys’ fees. All of these actions as against CIT have been either settled or dismissed, except for one action commenced as a mass action in NorVergence’s bankruptcy case, which currently has only four remaining plaintiffs.

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

On July 14, 2006, the trustee appointed in NorVergence’s bankruptcy case filed a complaint against 44 defendants, including CIT and other financing companies. The trustee alleges that the defendants aided and abetted NorVergence in the commission of fraud. CIT has reached an agreement with the Trustee to settle this matter, which is subject to bankruptcy court approval.

Student Loan Investigation

Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT, is engaged in the student lending business. During the quarter ended March 31, 2007, in connection with investigations into the relationships between student lenders and the colleges and universities that recommend such lenders to their students, CIT and/or SLX have received requests for information from the Attorneys General of the State of New York and several other states and federal government bodies. CIT engaged outside legal counsel to conduct a review of the business practices that are the subject of the investigations and to support CIT in responding to the information requests. The internal review is ongoing, and CIT is fully cooperating with the investigations.

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

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEVERANCE AND FACILITY RESTRUCTURING RESERVES

The following table summarizes restructuring activities during 2007:

Restructuring Reserves (dollars in millions)

	Severance		Facilities
	Number of Employees	Reserve	Number of Facilities	Reserve	Total Reserves
Balance at December 31, 2006	19	$ 5.4	5	$ 11.5	$ 16.9
2007 additions, adjustments	93	12.6	—	(2.4)	10.2
2007 utilization	(5)	(2.2)	(1)	(4.3)	(6.5)

Balance at March 31, 2007	107	$ 15.8	4	$ 4.8	$ 20.6

The additions during 2007 primarily relate to employee termination benefits in conjunction with the recent acquisitions. The employee termination payments will largely be paid during 2007. The adjustment to facilities reserves resulted from a buyout related to an office facility vacated in 2006. The remaining facilities reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining terms, generally 5 years.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets are presented by segment in the table below:

Goodwill and Intangible Assets (dollars in millions)

	Corporate Finance	Trade Finance	Vendor Finance	Consumer and Small Business Lending	Total
Goodwill
Balance at December 31, 2006	$ 222.7	$ 270.1	$ 12.8	$ 286.5	$ 792.1
Acquisitions, other	—	0.1	246.4	—	246.5

Balance at March 31, 2007	$ 222.7	$ 270.2	$ 259.2	$ 286.5	$ 1,038.6

Intangible Assets
Balance at December 31, 2006	$ 30.4	$ 109.4	$ 48.7	$ 27.8	$ 216.3
Additions	(6.8)	0.1	9.9	—	3.2
Amortization	(0.6)	(1.7)	(3.0)	(0.4)	(5.7)

Balance at March 31, 2007	$ 23.0	$ 107.8	$ 55.6	$ 27.4	$ 213.8

The additions to goodwill and intangible assets were predominantly related to the acquisition of Barclays UK and German vendor finance business. The Corporate Finance intangible assets adjustment for $6.8 million related to a fourth quarter 2006 acquisition.

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

Other intangible assets, net, are comprised primarily of acquired customer relationships. Other intangible assets are being amortized over their corresponding lives ranging from five to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $5.7 million for the quarters ended March 31, 2007 and 2006. Accumulated amortization totaled $72.7 million and $67.0 million at March 31, 2007 and December 31, 2006. The projected amortization for the years ended December 31, 2007 through December 31, 2011 is: $20.0 million for 2007; $20.0 million for 2008; $20.3 million for 2009; $20.3 million for 2010 and $20.3 million for 2011.

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

CONSOLIDATING BALANCE SHEETS (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
March 31, 2007
ASSETS
Net finance receivables	$ 1,143.3	$ 2,899.2	$55,380.0	$ —	$59,422.5
Operating lease equipment, net	9.1	227.1	11,058.2	—	11,294.4
Finance receivables held for sale	238.4	130.2	1,586.3	—	1,954.9
Cash and cash equivalents	2,099.7	195.1	1,169.6	—	3,464.4
Other assets (including investments in subsidiaries)	11,233.6	134.8	1,983.0	(7,427.9)	5,923.5

Total Assets	$ 14,724.1	$ 3,586.4	$71,177.1	$(7,427.9)	$82,059.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$ 54,580.6	$ 2,903.6	$ 8,942.1	$ —	$66,426.3
Credit balances of factoring clients	—	(13.3)	3,783.2	—	3,769.9
Accrued liabilities and payables	(47,293.5)	200.5	51,489.0	—	4,396.0

Total Liabilities	7,287.1	3,090.8	64,214.3	—	74,592.2
Minority interest	9.1	—	30.5	—	39.6
Total Stockholders’ Equity	7,427.9	495.6	6,932.3	(7,427.9)	7,427.9

Total Liabilities and Stockholders’ Equity	$ 14,724.1	$ 3,586.4	$71,177.1	$(7,427.9)	$82,059.7

December 31, 2006
ASSETS
Net finance receivables	$ 926.5	$2,752.3	$50,726.8	$ —	$54,405.6
Operating lease equipment, net	9.3	216.4	10,792.2	—	11,017.9
Finance receivables held for sale	—	—	1,793.7	—	1,793.7
Cash and cash equivalents	3,040.3	227.8	1,190.3	—	4,458.4
Other assets (including investments in subsidiaries)	10,902.7	169.7	2,071.0	(7,751.1)	5,392.3

Total Assets	$ 14,878.8	$3,366.2	$66,574.0	$(7,751.1)	$77,067.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$ 49,825.9	$2,785.9	$ 8,093.0	$ —	$60,704.8
Credit balances of factoring clients	—	—	4,131.3	—	4,131.3
Accrued liabilities and payables	(42,698.2)	289.5	46,849.5	—	4,440.8

Total Liabilities	7,127.7	3,075.4	59,073.8	—	69,276.9
Minority interest	—	—	39.9	—	39.9
Total Stockholders’ Equity	7,751.1	290.8	7,460.3	(7,751.1)	7,751.1

Total Liabilities and Stockholders’ Equity	$ 14,878.8	$3,366.2	$66,574.0	$(7,751.1)	$77,067.9

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	17

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Three Months Ended March 31, 2007
Finance revenue	$ 20.5	$ 111.8	$ 1,484.8	$ —	$ 1,617.1
Interest expense	5.7	10.4	857.5	—	873.6
Depreciation on operating lease equipment	0.1	17.6	245.9	—	263.6

Net finance revenue	14.7	83.8	381.4	—	479.9
Provision for credit losses	19.2	4.1	47.8	—	71.1

Finance revenue, after credit provision	(4.5)	79.7	333.6		408.8
Equity in net income of subsidiaries	332.0	—	—	(332.0)	—
Other revenue	1.0	17.8	309.8	—	328.6

Total net revenue	328.5	97.5	643.4	(332.0)	737.4
Salaries and general operating expenses	47.7	10.9	297.2	—	355.8
Provision for severance and real estate exit activities	—	—	—	—	—
Loss on early extinguishments of debt	139.3	—	—	—	139.3

Income (loss) before provision for income taxes	141.5	86.6	346.2	(332.0)	242.3
Benefit (provision) for income taxes	66.6	(31.9)	(68.8)	—	(34.1)
Minority interest, after tax	—	—	(0.1)	—	(0.1)

Net income before preferred stock dividends	208.1	54.7	277.3	(332.0)	208.1
Preferred stock dividends	(7.5)	—	—	—	(7.5)

Net income (loss) available (attributable) to common stockholders	$ 200.6	$ 54.7	$ 277.3	$ (332.0)	$ 200.6

Three Months Ended March 31, 2006
Finance revenue	$ 12.6	$ 89.6	$ 1,192.4	$ —	$ 1,294.6
Interest expense	23.9	5.9	568.5	—	598.3
Depreciation on operating lease equipment	—	14.7	234.7	—	249.4

Net finance revenue	(11.3)	69.0	389.2	—	446.9
Provision for credit losses	1.8	4.5	27.0	—	33.3

Finance revenue, after credit provision	(13.1)	64.5	362.2	—	413.6
Equity in net income of subsidiaries	294.4	—	—	(294.4)	—
Other revenue	(6.0)	23.0	243.1	—	260.1

Total net revenue	275.3	87.5	605.3	(294.4)	673.7
Salaries and general operating expenses	68.6	18.6	235.9	—	323.1
Provision for severance and real estate exit activities	—	—	11.1	—	11.1

Income (loss) before provision for income taxes	206.7	68.9	358.3	(294.4)	339.5
Benefit (provision) for income taxes	30.7	(25.3)	(106.7)	—	(101.3)
Minority interest, after tax	—	—	(0.8)	—	(0.8)

Net income before preferred stock dividends	237.4	43.6	250.8	(294.4)	237.4
Preferred stock dividends	(7.7)	—	—	—	(7.7)

Net income (loss) available (attributable)
to common stockholders	$ 229.7	$ 43.6	$ 250.8	$(294.4)	$ 229.7

18	CIT GROUP INC

CONSOLIDATING STATEMENT OF CASH FLOWS (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Three Months Ended March 31, 2007
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$ (419.0)	$ 2,670.6	$(1,751.6)	$ —	$ 500.0

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	(474.3)	(305.8)	(5,279.4)	—	(6,059.5)
Decrease in inter-company loans and investments	(4,333.1)	—	—	4,333.1	—

Net cash flows (used for) provided by investing activities	(4,807.4)	(305.8)	(5,279.4)	4,333.1	(6,059.5)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	4,335.6	117.7	670.0	—	5,123.3
Inter-company financing	9.1	(2,515.2)	6,839.2	(4,333.1)	—
Cash dividends paid	(58.9)	—	—	—	(58.9)
Other	—	—	(464.1)	—	(464.1)

Net cash flows provided by (used for) financing activities	4,285.8	(2,397.5)	7,045.1	(4,333.1)	4,600.3

Net (decrease) increase in cash and cash equivalents	(940.6)	(32.7)	14.1	—	(959.2)
Cash and cash equivalents, beginning of period	3,040.3	227.8	1,011.3	—	4,279.4

Cash and cash equivalents, end of period	$ 2,099.7	$ 195.1	$ 1,025.4	$ —	$ 3,320.2

Three Months Ended March 31, 2006
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(1,327.7)	$ 394.3	$ 1,322.9	$ —	$ 389.5

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	18.5	(114.9)	(2,965.4)	—	(3,061.8)
Decrease in inter-company loans and investments	(2,436.6)	—	—	2,436.6	—
Other	—	—	—	—	—

Net cash flows (used for) provided by investing activities	(2,418.1)	(114.9)	(2,965.4)	2,436.6	(3,061.8)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	2,223.1	(127.6)	(691.4)	—	1,404.1
Net loans extended - pledged	—	—
Inter-company financing	—	353.7	2,082.9	(2,436.6)	—
Cash dividends paid	(48.7)	—	—	—	(48.7)
Other	—	—	24.1	—	24.1

Net cash flows provided by (used for) financing activities	2,174.4	226.1	1,415.6	(2,436.6)	1,379.5

Net (decrease) increase in cash and cash equivalents	(1,571.4)	505.5	(226.9)	—	(1,292.8)
Cash and cash equivalents, beginning of period	2,502.9	129.6	715.0	—	3,347.5

Cash and cash equivalents, end of period	$ 931.5	$ 635.1	$ 488.1	$ —	$ 2,054.7

ITEM 1: Consolidated Financial Statements	19

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

CIT Group Inc., a Delaware corporation (“we,” “CIT” or the “Company”), is a leading commercial and consumer finance company providing financing and leasing products and services to clients in a wide variety of industries around the globe. Founded in 1908, CIT has a premium brand focused on providing middle-market clients with customized financial solutions based on a unique combination of financial, intellectual and relationship capital.

A glossary of key terms used throughout this document was last updated and can be found in our Form 10-K for the year ended December 31, 2006.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain certain non-GAAP financial measures. See “Non-GAAP Financial Measurements” for reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures.

PROFITABILITY AND KEY BUSINESS TRENDS

Net Income Available to Common Stockholders
For the quarters ended March 31, (dollars in millions)

Diluted Earnings per Common Share
For the quarters ended March 31,

Diluted earnings per share and net income declined 10% and 13% from the prior year, as we recognized a $139.3 million pretax charge ($79.2 after tax) related to the extinguishments of high cost debt. Excluding this charge and other noteworthy items in both periods, diluted earnings per share and net income improved 15% and 12% from 2006. The earnings per share growth rate exceeded the net income improvement due to a reduction in share count, primarily due to common share repurchases. Profitability improvements versus the prior year were driven by:

•	Revenue growth of 14%, which included strong fees and other revenue;
•	A 22% increase in managed assets from March 2006, including the $2 billion European vendor finance acquisition from Barclays;
•	Moderating expense trends and a lower efficiency ratio;
•	Low net charge-offs in the Commercial Finance portfolios; and
•	A reduced effective income tax rate.

These improvements were tempered by reduced margins (net finance revenue as a percentage of AEA), reflecting a change in asset mix and tighter pricing due to competitive market conditions, as well as weakening in the home lending portfolio.

The 2007 noteworthy items, which reduced net income by $57.2 million ($0.29 diluted EPS), are as follows:

•	In conjunction with our capital optimization activities, we incurred a $79.2 million after tax loss associated with the early retirement of $1.2 billion in high cost debt ($0.40 diluted EPS decrease);

20	CIT GROUP INC

•	The provision for income taxes was reduced by $20.6 million, primarily due to the release of certain international tax reserves following the settlement of the related audits and the release of deferred income tax liabilities from the relocation of certain aerospace assets to lower tax jurisdictions ($0.10 diluted EPS increase); and
•	Salaries and general operating expenses benefited from the reversal of $2.5 million in reserves resulting from a buyout of an office facility that we vacated ($0.01 EPS increase).

Noteworthy items, reduced net income by $0.9 million ($0.01 diluted EPS) in 2006.

See “Non-GAAP Financial Measurements” for additional information, including a reconciliation to GAAP.

Return on Assets for the quarters ended March 31,

Return on Common Equity for the quarters ended March 31,

Return on average earning assets was 1.18% (1.52% excluding noteworthy items), versus 1.73% (1.73%) in 2006. Return on average common equity was 11.5% (14.8%), versus 14.1% (14.2%) in 2006. The contrast between the year over year comparisons of return on equity and return on assets is due to asset mix (the higher proportion of lower return student and home lending assets in 2007) and higher leverage.

Our focus remains on leveraging our expanded asset origination capabilities to deliver prudent balance sheet growth and diversified revenue streams. We will continue to supplement these actions through disciplined capital allocation with respect to portfolio acquisitions and dispositions and by driving for higher operational efficiency.

See “Non-GAAP Financial Measurements” for additional information.

REVENUE

Total Net Revenue before Credit Provision
For the quarters Ended March 31, (dollars in millions)

Total net revenue before credit provision was $808.5 million; up 14.3% from last year reflecting increased finance revenue on higher assets and improved other revenue. Non-spread revenues accounted for 41% of net revenue, versus 37% in 2006. Non-spread revenue was led by strong fee and other income, improved syndication fees, as well as receivable and lease sale gains.

ITEM 2: Management’s Discussion and Analysis and ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	21

NET FINANCE REVENUE

Net Finance Revenue for the quarters ended March 31 (dollars in millions)

	2007	2006
Finance income - loans and capital leases	$ 1,163.0	$ 883.2
Rental income on operating leases	454.1	411.4

Finance revenue	1,617.1	1,294.6
Less: interest expense	873.6	598.3
Depreciation on operating lease equipment	263.6	249.4

Net finance revenue	$ 479.9	$ 446.9

Average Earning Assets (“AEA”)	$ 67,920.9	$ 53,222.2

As a % of AEA:
Finance income - loans and capital leases	6.85%	6.64%
Rental income on operating leases	2.67%	3.09%

Finance revenue	9.52%	9.73%
Less: interest expense	5.14%	4.50%
Depreciation on operating lease equipment	1.55%	1.87%

Net finance revenue	2.83%	3.36%

As a % of AOL:
Rental income on operating leases	16.26%	16.75%
Depreciation on operating lease equipment	9.44%	10.15%

Net operating lease revenue	6.82%	6.60%

Average Operating Lease Equipment (“AOL”)	$ 11,168.2	$ 9,825.4

Net finance revenue was up 7% from last year, reflecting a 28% increase in average earning assets for the year, offset by a decline in interest spread percentage. As a percentage of average earning assets, net finance revenue after depreciation declined to 2.83% from 3.36% from the prior year due to:

•	a change in asset mix, particularly the lower rate U.S. government guaranteed student lending portfolio - 12 basis points;
•	asset / liability management, higher leverage and capital initiatives including the impact of the subordinated (hybrid) debt - 11 basis points;
•	reduced prepayment and yield-related fees, particularly in the aerospace business - 17 basis points; and
•	other factors, including tighter pricing due to competition and liquidity in the marketplace - 13 basis points

Approximately $1.0 billion of high-coupon debt and $250 million of preferred capital securities were refinanced near the end of the quarter at lower rates. These refinancings, coupled with the maturity of an additional $1.2 billion of high-coupon debt in April 2007, will reduce interest expense prospectively.

The 22 basis point increase from the prior year in net operating lease revenue as a percentage of average operating lease assets reflected higher rental rates in aerospace and stable rental rates in rail, though we did see some softening in rail utilization related to the housing market in the quarter. All of our commercial aircraft are under contract at March 31, 2007 and the rail fleet remained highly utilized.

See Concentrations - Operating Leases for additional information regarding operating lease assets.

See Capitalization for additional information regarding capital optimization initiatives.

22	CIT GROUP INC

OTHER REVENUE (Non-Spread Revenue)

Other Revenue for the quarters ended March 31 (dollars in millions)

	2007	2006
Fees and other income	$185.5	$128.7
Gains on receivable sales and syndication fees	53.6	40.6
Factoring commissions	52.4	55.8
Gains on sales of leasing equipment	29.5	21.4
Gains on securitizations	7.6	13.6

Total other revenue	$328.6	$260.1

Fees and other income is comprised of asset management and service fees, including securitization-related servicing fees and accretion, advisory and agent fees, as well as income from joint venture operations. The 2007 increase included higher Vendor Finance joint venture income, and strong back-end revenue from structured finance transactions, particularly in the Corporate Finance segment, namely communications, media and entertainment, commercial and industrial, and sponsor finance.

Factoring commissions declined, as a 3% increase in volume was more than offset by lower commission rates, reflecting market liquidity and the favorable lending environment to customers.

Gains on receivable sales and syndication fees were up 32% from last year, as we sold or syndicated $2.4 billion of receivables (23% in relation to origination volume), versus $1.4 billion (16%) in 2006. The increase was largely in the U.S. vendor finance businesses, as the other commercial business and consumer gains were essentially flat with 2006. Home lending sales were approximately $500 million in the quarter at an average gain of 1.1%, versus $300 million (1.2%) last year, as we continue to manage the portfolio to targeted demographics and credit criteria. Additionally, total gains on receivable sales and syndication fees were tempered by a write-down of $12.6 million on an energy receivable account to estimated fair value.

Gains on sales of leasing equipment increased from 2006 primarily in rail and the international businesses of Vendor Finance.

Gains on securitizations decreased from 2006 as we sold more lower margin assets. Asset volumes securitized totaled $1.1 billion for the quarter, up from $0.9 billion last year.

CREDIT METRICS

Overall credit metrics remained strong in 2007. The current quarter net charge-offs for our commercial related businesses were minimal and included strong recoveries in aerospace and energy. Total 60+ day owned delinquencies and non performing accounts were up slightly from December 31, 2006, as lower commercial delinquencies were offset by an increase in home lending.

ITEM 2: Management’s Discussion and Analysis and ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	23

Past Due Loans (60 days or more) (dollars in millions)

	March 31, 2007		December 31, 2006
Owned Past Dues:
Corporate Finance	$ 59.9	0.31%	$ 105.2	0.55%
Transportation Finance	16.3	0.75%	15.3	0.72%
Trade Finance	94.9	1.38%	101.8	1.46%

Total Commercial Finance Group	171.1	0.60%	222.3	0.79%

Vendor Finance	226.8	2.40%	200.7	2.83%
Consumer and Small Business Lending	1,056.9	4.77%	898.9	4.52%

Total Specialty Finance Group	1,283.7	4.06%	1,099.6	4.08%

Total	$1,454.8	2.42%	$1,321.9	2.40%

Total, excluding student loans	$1,001.9	1.98%	$ 921.8	1.98%

Managed Past Dues:
Corporate Finance	$ 70.0	0.32%	$ 114.8	0.54%
Transportation Finance	16.3	0.72%	15.3	0.69%
Trade Finance	94.9	1.38%	101.8	1.46%

Total Commercial Finance Group	181.2	0.59%	231.9	0.77%

Vendor Finance	363.2	2.58%	340.1	2.91%
Consumer and Small Business Lending	1,107.6	4.74%	955.8	4.52%

Total Specialty Finance Group	1,470.8	3.93%	1,295.9	3.95%

Total	$1,652.0	2.42%	$1,527.8	2.42%

Total, excluding student loans	$1,199.1	2.05%	$1,127.7	2.07%

(1)	See “Concentrations” for additional delinquency information on Consumer and Small Business Lending.

Delinquency metrics remained low in our Commercial Finance Group. The decrease in Corporate Finance was due to a $23 million receivable charge-off of a water bottling company account and a decline in past dues in the energy business.

Consumer and Small Business Lending delinquency increased in 2007, driven by home lending and student lending. Consumer home lending delinquencies rose to $544.3 million (5.02%) from $444.0 million (4.60%) at December 31, 2006, reflecting the effects of softer real estate and mortgage market conditions. Student lending delinquencies were $452.9 million (4.77%) at March 31, 2007, up from $400.1 million (4.71%) at December 31, 2006. The higher delinquency in the student loan portfolio is not indicative of potential loss due to the underlying U.S. government guarantee.

See “Concentrations - Home Lending” for additional information.

24	CIT GROUP INC

Non-performing Assets (dollars in millions, % as a percentage of finance receivables)

	March 31, 2007		December 31, 2006
Corporate Finance	$ 99.0	0.51%	$150.4	0.79%
Transportation Finance	7.6	0.35%	7.9	0.37%
Trade Finance	57.9	0.84%	60.4	0.87%

Total Commercial Finance Group	164.5	0.58%	218.7	0.78%

Vendor Finance	108.7	1.15%	78.2	1.10%
Consumer and Small Business Lending	609.9	2.75%	473.6	2.38%

Total Specialty Finance Group	718.6	2.27%	551.8	2.05%

Total	$883.1	1.47%	$770.5	1.40%

Excluding student loans:
Non accrual loans	$733.8	1.45%	$662.0	1.42%
Repossessed assets	149.3	0.29%	108.5	0.23%

Total non-performing assets	$883.1	1.74%	$770.5	1.65%

Higher non-performing assets in Consumer and Small Business Lending over December 2006 primarily drove the consolidated non-performing asset trends. Excluding student lending, where non-performing assets are insignificant, Consumer and Small Business Lending increased to 4.81% from 4.16% in December 2006, reflecting the increase in home lending. Commercial Finance non-performing asset trends followed delinquency trends. Vendor Finance non-performing assets increased in both its U.S. and international operations reflecting the Barclays acquisition. Corporate Finance non-performing assets declined due to recoveries and charge-offs. See Reserve for Credit Losses for further discussion.

RESERVE FOR CREDIT LOSSES

Reserve and Provision for Credit Losses for the quarters ended March 31 (dollars in millions)

	2007	2006
Balance beginning of period	$659.3	$621.7
Provision for credit losses - finance receivables (by segment)
Corporate Finance	16.8	(2.6)
Transportation Finance	(22.5)	(0.4)
Trade Finance	7.9	7.0
Vendor Finance	13.5	17.5
Consumer and Small Business Lending	43.7	20.6
Corporate and Other	11.7	(8.8)

Total provision for credit losses	71.1	33.3
Reserves relating to acquisitions, other	30.8	7.6

Additions to reserve for credit losses, net	101.9	40.9

Net credit losses (recoveries)
Corporate Finance	17.8	0.2
Transportation Finance	(22.5)	—
Trade Finance	7.0	6.7
Vendor Finance	13.7	13.8
Consumer and Small Business Lending	41.2	21.6

Total net credit losses	57.2	42.3

Balance end of period	$704.0	$620.3

Reserve for credit losses as a percentage of finance receivables, excluding student loans	1.39%	1.52%
Reserve for credit losses, excluding specific reserves, as a percentage of finance receivables, excluding student loans	1.32%	1.27%

ITEM 2: Management’s Discussion and Analysis and ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	25

The segment provisions for credit losses correspond to current period charge-offs, as well as provisions relating to portfolio growth. The Corporate provision is the difference between the aggregate segment provisions and the amount required to establish the overall level of the consolidated reserve. The Corporate provision also covers reserves for estimation risk.

The reserve for credit losses in amount increased 13% in amount over a year ago but declined as a percentage of finance receivables due to product mix (higher growth rates in portfolios requiring lower reserves). However, the reserve percentage excluding student loans and specific reserves related to impaired loans increased due to changes in forward-looking credit risk and loss indicators, including rising net charge-offs and higher overall delinquency and non-performing asset levels, particularly in home lending.

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

Reserve for Credit Losses Components (dollars in millions)

	March 31, 2007	December 31, 2006
Specific reserves, primarily related to impaired loans	$ 36.1	$ 57.8
Estimated losses, economic and other risk factors	667.9	601.5

Total reserve for credit losses	$704.0	$659.3

The lower level of specific reserves was driven by our Commercial Finance businesses, where credit trends were strong during the first quarter of 2007. The estimated losses, economic and other risk factors component of the reserve reflects inherent losses in the portfolio considering our credit metric trends, as well as economic conditions. During the first quarter, we increased this reserve component for the home lending portfolio.

The specific reserve balance in accordance with SFAS 114, principally related to our Commercial Finance businesses, decreased during the quarter primarily due to a recovery related to a power generation facility. Also, during the 2007 quarter, we recorded a receivable charge-off of $23.0 million on a water bottling account, for which we previously provisioned specific reserves. Partially offsetting these was the placement on non-accrual of a $21 million energy account (requiring a specific reserve of $5.4 million). The remainder of the SFAS 114 reserve primarily relates to various accounts in Trade Finance and Corporate Finance.

Net charge-offs increased 35%, but remained relatively flat as a percentage of average finance receivables, while the provision for credit losses more than doubled in the 2007 quarter versus 2006. The contrasting trend reflects higher provisioning for home lending and particularly strong Commercial Finance recoveries in the current quarter. The Corporate and Other provision reflects an increase in the inherent estimation risk component of the reserve as well as specific SFAS 114 shortfalls, largely in Corporate Finance.

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

Based on currently available information and our portfolio assessment, we believe that our total reserve for credit losses is adequate.

26	CIT GROUP INC

Net Charge-offs (net of recoveries) for the quarters ended March 31 (dollars in millions, % as a percentage of average finance receivables)

	2007		2006
Owned
Corporate Finance	$ 17.8	0.37%	$ 0.2	0.01%
Transportation Finance	(22.5)	(4.15)%	—	—
Trade Finance	7.0	0.42%	6.7	0.42%

Total Commercial Finance Group	2.3	0.03%	6.9	0.12%

Vendor Finance	13.7	0.57%	13.8	0.74%
Consumer and Small Business Lending	41.2	0.78%	21.6	0.54%

Total Specialty Finance Group	54.9	0.72%	35.4	0.60%

Total	$ 57.2	0.39%	$42.3	0.37%

Total, excluding student loans	$ 57.2	0.46%	$42.3	0.42%

Managed
Corporate Finance	$ 19.8	0.38%	$ 1.3	0.03%
Transportation Finance	(22.5)	(4.15)%	—	—
Trade Finance	7.0	0.42%	6.7	0.41%

Total Commercial Finance Group	4.3	0.06%	8.0	0.13%

Vendor Finance	20.0	0.59%	21.7	0.77%
Consumer and Small Business Lending	45.7	0.84%	28.2	0.67%

Total Specialty Finance Group	65.7	0.74%	49.9	0.71%

Total	$ 70.0	0.43%	$57.9	0.44%

Total, excluding student loans	$ 70.0	0.50%	$57.9	0.49%

Owned Charge-Offs for the quarters ended March 31
(as a percentage of average finance receivables)

1.0%
0.8%
0.6%
0.4%
0.2%
0.0%
0.37%
0.39%
2006
2007

Managed Charge-Offs for the quarters ended March 31
(as a percentage of average managed receivables)

Net charge-offs were low for the 2007 quarter. Aside from home lending, net charge-offs were 22 basis points, including strong recoveries. Recoveries were 31 basis points this quarter, up from 17 basis points last year.

Corporate Finance net charge-offs increased from last year primarily due to a $23 million receivable charge-off of a water bottling account. This was partially offset by an $8.6 million recovery in the energy portfolio and continued high credit quality particularly in communications, media and entertainment and construction.

Transportation Finance recorded a $22 million recovery on a previously charged-off U.S. airline receivable.

Vendor Finance net charge-offs were flat in dollars but declined as a percentage of average finance receivables due to improved credit in the international units.

Excluding student lending, owned charge-offs in Consumer and Small Business Lending were 1.37% for the first quarter of 2007, up from 0.84% for 2006. The increase was driven by the home lending business, which increased to 1.20% from 0.69% last year.

See “Concentrations“ for more information.

ITEM 2: Management’s Discussion and Analysis and ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	27

NET FINANCE REVENUE AFTER PROVISION FOR CREDIT LOSSES (RISK ADJUSTED REVENUE)

Net Finance Revenue after Provision for Credit Losses (Risk-Adjusted Revenue) for the quarters ended March 31 (dollars in millions)

	2007	2006
Net finance revenue	$479.9	$446.9
Provision for credit losses	71.1	33.3

Finance revenue after credit provision	$408.8	$413.6

As a % of AEA:
Net finance revenue	2.83%	3.36%
Provision for credit losses	0.42%	0.25%

Finance revenue, after credit provision	2.41%	3.11%

The decrease in finance revenue, after credit provision from last year reflects an increased provision for credit losses due to higher net charge-offs in home lending and reserve increases for portfolio growth. See discussion in Reserve for Credit Losses.

The decline in the net finance revenue percentage was discussed previously in Net Finance Revenue.

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and General Operating Expenses for the quarters ended March 31 (dollars in millions)

	2007	2006
Salaries and employee benefits	$240.0	$209.9
Other general operating expenses	115.8	113.2
Provision for severance and real estate exit activities	—	11.1

Salaries and general operating expenses, including restructuring provision	$355.8	$334.2

Efficiency ratio (1)	44.0%	47.3%
Efficiency ratio(2)	44.3%	45.7%
Headcount	7,500	6,630

(1)	Efficiency ratio is the ratio of salaries and general operating expenses to total revenue, net of interest and depreciation, excluding the provision for credit losses.
(2)	The efficiency ratios in this row exclude the noteworthy items as outlined previously in “Profitability and Key Business Trends.”

See Non-GAAP Financial Measurements for additional information.

Salaries and general operating expenses, while flat sequentially, increased 10.1% (excluding the prior year restructuring provision) from 2006. The increase was driven by a 13% increase in personnel. The incremental headcount was driven by our international expansion, where we added approximately 270 people outside of the U.S. in Vendor Finance, including 150 from the first quarter acquisition, increased Consumer sales force and some increased Corporate infrastructure.

The efficiency ratio improved from 2006, as revenue gains outpaced expense growth.

Management is focusing on prospectively improving the efficiency ratio by achieving increased revenue generation associated with new business initiatives, and the build-out of our sales force, and by continuing to raise overall operating efficiency through consolidation of certain back office functions along with other expense saving initiatives.

In April, we took cost saving actions across the Company, which will result in the payment of approximately $20 million in termination related benefits to approximately 250 employees in the second quarter of 2007.

28	CIT GROUP INC

INCOME TAXES

Provision for Income Taxes for the quarters ended March 31 (dollars in millions)

	2007	2006
Provision for income taxes	$34.1	$101.3
Effective tax rate	14.1%	29.8%
Tax liability reductions and valuation allowance reversals	(8.5)%	(1.9)%
Incremental tax benefit related to loss on early extinguishments of debt	(7.3)%	—
Effective tax rate adjusted	29.9%	31.7%

The effective tax rate differs from the U.S. federal tax rate of 35% primarily due to state and local income taxes, the proportion of foreign earnings taxed at lower rates, as well as permanent differences between book and tax treatment of certain items.

The reduction in the effective tax rate to 29.9% from 31.7% in 2006, excluding the loss on debt extinguishments and reversals and liability releases, reflects our strategy to relocate and fund aerospace and other assets offshore, favorable tax treatment for certain aircraft leasing operations conducted offshore, coupled with improved international earnings.

The provision for income taxes for the quarter ended March 31, 2007 was also favorably impacted by $20.6 million, primarily due to the release of certain international tax reserves following the settlement of certain audits and the release of deferred income tax liabilities from the relocation of certain aerospace assets to lower tax jurisdictions. The incremental tax benefit resulting from the debt extinguishments are state tax related. The provision for the quarter ended March 31, 2006 benefited from $6.5 million in provision adjustments, including a $10.0 million reversal of previously established state net operating loss (“NOL”) allowances reflecting management’s assessment of a higher expected loss utilization.

As of December 31, 2006, CIT has U.S. federal NOLs of approximately $77.5 million acquired in the 2005 purchase of Education Lending Group, which expire in various years beginning in 2023. In addition, we have various state NOL’s that will expire in various years beginning in 2007. Federal and state operating losses may be subject to annual use limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to fully utilize these federal loss carry-forwards. Accordingly, we do not believe a valuation allowance is required with respect to these federal NOLs. However, based on management’s assessment as to realizability, the net deferred tax liability includes a valuation allowance relating to state NOL’s of approximately $10.4 million and $9.0 million as of March 31, 2007 and 2006.

The Company’s U.S. Federal income tax returns for 2002 through 2004 are currently under examination by the Internal Revenue Service. The audit of the 1997 through 2001 years is currently at Appeals, but is expected to be returned to examination for further development. The Canadian tax authorities are auditing the September 30, 2002 tax year and are considering issues to which the Company has filed objections or Voluntary Disclosure relating to the 1992 through 2002 tax years. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2005. Management does not anticipate the resolution of these matters will result in a material change to its financial position or results of operations.

The Company, as required by regulation, has made payments totaling approximately $75 million to Revenue Canada (“CRA”) in connection with disputed tax positions related to certain leasing transactions. We are engaged in settlement discussions with CRA with respect to these transactions, the outcome and timing of which is uncertain. These leasing transactions were originated by a predecessor prior to being acquired in a stock transaction by the Company. The predecessor shareholders provided an indemnification with respect to the tax attributes of these transactions. Management of the Company believes that the settlement of these transactions with CRA, or with the indemnitors, would not have a material impact on the Company’s financial position, cash flows or results of operations.

See Note 2 - Adoption of New Accounting Standards for additional disclosures relating to the accounting for uncertain tax positions. See Non-GAAP Financial Measurements for additional information.

ITEM 2: Management’s Discussion and Analysis and ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	29

FINANCING AND LEASING ASSETS

BUSINESS VOLUMES

Total Business Volumes (excluding factoring)
For the quarters ended March 31 (dollars in billions)

For the quarters ended March 31 (dollars in millions)

	2007	2006
Corporate Finance	$3,318.0	$2,438.0
Transportation Finance	686.2	497.1
Vendor Finance	2,317.6	1,949.0
Consumer and Small Business Lending	4,457.4	3,831.6

Total new business volume	$10,779.2	$8,715.7

New business volume growth, excluding factoring, for the quarter was up 24% from last year due to strong growth in organic originations across most businesses. The increase was broad-based and the direct result of our investment in sales force build-out. Volume also reflected increased productivity per salesperson, as our industry alignments, entrance into growth industries and expanded cross-sell efforts continued to produce results.

PORTFOLIO MANAGEMENT

During the first quarter, we completed the acquisition of the U.K. and German vendor finance businesses of Barclays Bank PLC and we announced the acquisition of Citigroup’s U.S. business technology finance unit, which is expected to close in the second quarter of 2007. Each of these acquisitions involves the addition of approximately $2 billion in assets.

As part of a strategic initiative to leverage origination platforms and broaden revenue generation, we sell and syndicate assets. We syndicated or sold $2.4 billion (23% in relation to total new business volume) during the first quarter of 2007, up from $1.4 billion (16%) in the 2006 quarter. We continue to see a change in the activity mix, from principally consumer sales activity to a more diverse model. The 2007 balance was evenly split between our commercial and consumer businesses, whereas in 2006, the commercial businesses accounted for about 40%.

In conjunction with our strategy of growing a diversified revenue stream, with other revenue being a growing component, we continue to pursue opportunities to leverage our originations platform by originating and managing assets for third party investors. During the quarter we continued to evaluate both public and private options on our aerospace initiative. We also filed a registration statement regarding the initial public offering of Care Investment Trust Inc., a newly organized, real estate investment and finance company that will principally invest in healthcare-related commercial mortgage debt and real estate. We expect to close our first collateralized loan obligation (“CLO”) transaction during the second quarter of 2007.

30	CIT GROUP INC

Financing and Leasing Assets by Segment (dollars in millions)

	March 31, 2007	December 31, 2006	Percentage Change
Commercial Finance Group
Corporate Finance
Finance receivables	$19,421.8	$18,989.5	2.3%
Operating lease equipment, net	185.5	204.4	(9.2)%
Financing and leasing assets held for sale	921.9	563.1	63.7%

Owned assets	20,529.2	19,757.0	3.9%
Finance receivables securitized and managed by CIT	1,436.6	1,568.7	(8.4)%

Managed assets	21,965.8	21,325.7	3.0%

Transportation Finance
Finance receivables	2,186.7	2,123.3	3.0%
Operating lease equipment, net	10,174.7	9,846.3	3.3%
Financing and leasing assets held for sale	71.1	75.7	(6.1)%

Owned assets	12,432.5	12,045.3	3.2%

Trade Finance
Finance receivables	6,889.2	6,975.2	(1.2)%

Specialty Finance Group
Vendor Finance
Finance receivables	9,452.0	7,102.5	33.1%
Operating lease equipment, net	934.2	967.2	(3.4)%
Financing and leasing assets held for sale	351.4	529.3	(33.6)%

Owned assets	10,737.6	8,599.0	24.9%
Finance receivables securitized and managed by CIT	4,277.5	4,057.8	5.4%

Managed assets	15,015.1	12,656.8	18.6%

Consumer and Small Business Lending
Finance receivables – home lending	10,837.1	9,647.7	12.3%
Finance receivables – student lending	9,493.4	8,488.9	11.8%
Finance receivables – small business lending	1,257.7	1,200.7	4.7%
Finance receivables – other	588.6	537.1	9.6%
Financing and leasing assets held for sale	610.5	625.6	(2.4)%

Owned assets	22,787.3	20,500.0	11.2%
Home lending finance receivables securitized and managed by CIT	600.5	634.8	(5.4)%

Managed assets	23,387.8	21,134.8	10.7%

Other – Equity Investments	21.2	25.4	(16.5)%

Managed assets	$79,711.6	$74,163.2	7.5%

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

Total Managed Assets (dollars in billions)

Managed assets grew by 7.5% during the quarter, reflecting strong organic volume, supplemented by portfolio purchases and the $2 billion international vendor finance acquisition. The growth was on balance sheet, as securitized assets were up only slightly. Growth was broad based. All segments with the exception of Trade Finance, increased during the quarter.

See Non-GAAP Financial Measurements for reconciliation of managed assets.

RESULTS BY BUSINESS SEGMENT

Beginning with the first quarter of 2007, we refined our capital allocation factors and also began allocating certain expenses to our segments to measure segment performance on a more fully “loaded” basis. These expenses, equity-based compensation and corporate support costs as well as a portion of the provisions for credit losses, had previously been recorded in Corporate and Other. Certain other expenses are not allocated to the operating segments. These are reported in Corporate and Other and consist primarily of the following: (1) certain funding costs, as the segment results reflect debt transfer pricing that matches assets with liabilities from an interest rate and maturity perspective; (2) certain tax provisions and benefits; (3) a portion of credit loss provisioning in excess of amounts recorded in the segments; and (4) interest and dividends on preferred securities, as segment risk adjusted returns are based on the allocation of common equity. Corporate expense for the first quarter of 2007 also includes a $79.2 million after tax loss for the early extinguishments of approximately $1.2 billion of debt.

The net effect of these allocation changes was to reduce the individual segment risk adjusted capital returns by up to 7% from results as previously presented, while also reducing the dampening effect of unallocated corporate and other on our consolidated returns to less than 1%, excluding the impact of the loss on debt extinguishments.

Prior year amounts have been conformed to the current year presentation.

Results by Business Segment for the quarters ended March 31 (dollars in millions)

	2007	2006
Net Income (Loss)
Corporate Finance	$ 72.4	$ 54.3
Transportation Finance	76.3	49.5
Trade Finance	36.6	39.8

Total Commercial Finance Group	185.3	143.6

Vendor Finance	73.5	62.1
Consumer & Small Business Lending	20.3	21.6

Total Specialty Finance Group	93.8	83.7

Corporate & Other	(78.5)	2.4

Total	$200.6	$229.7

Return on Equity
Corporate Finance	13.2%	12.2%
Transportation Finance	19.3%	14.6%
Trade Finance	17.0%	19.1%
Total Commercial Finance Group	15.9%	14.5%
Vendor Finance	19.7%	22.7%
Consumer & Small Business Lending	5.7%	6.8%
Total Specialty Finance Group	12.8%	14.1%
Loss on early extinguishments of debt	(3.1)%	—
Corporate and Other	0.1%	(0.2)%
Total	11.5%	14.1%

32	CIT GROUP INC

Corporate Unallocated Expenses for the quarters ended March 31 (dollars in millions)

	2007	2006
Unallocated revenues, net	$ 17.4	$ 12.0
Provision for credit losses	(6.7)	5.0
Preferred stock dividends	(7.5)	(7.7)
Restructuring charges	—	(6.9)
Venture capital operating (losses)(1)	(2.5)	—

Sub total	0.7	2.4
Loss on early extinguishments of debt	(79.2)	—

Total	$(78.5)	$ 2.4

(1)	Venture capital operating (losses) include realized and unrealized losses related to venture capital investments as well as interest costs and other operating expenses associated with these investments.

See Capitalization for discussion of debt extinguishments.

See Reserve for Credit Losses section for discussion on provision for credit losses not reflected in the segment results. Results by business segment are discussed below. See Note 4 - Business Segment Information for additional details.

Corporate Finance

•	Net income increased approximately 33% over last year reflecting strong results in Commercial and Industrial and Communications, Media & Entertainment (CM&E).
•	Total net revenues (before provision for credit losses) were $236.4 million up from $178.3 million last year. Net finance revenue after depreciation totaled $148.7 million, up from $118.3 million last year. As a percentage of average earning assets, net finance revenue decreased 28 basis points (“bps”) from last year on tighter spreads. Other revenue increased from last year on strong asset sale gains and syndication fees. During the quarter, we syndicated or sold $1.0 billion of receivables, compared to $0.6 billion last year.
•	Net charge-offs were up from last year due to the $23 million charge-off of a loan to a water bottling company that was previously reserved in Corporate and other. The current quarter includes an $8.6 million recovery on an energy account. Delinquencies and non-performing assets declined from last quarter.
•	Return on risk adjusted capital was 13.2% (15.9%, excluding the water bottling company charge-off that was reserved for previously in Corporate), up from 12.2% last year.
•	Volume was up 36% from last year and was broad-based.
•	Owned assets were up 3.9% for the quarter, on growth in Commercial and Industrial.

Transportation Finance

•	Net income increased approximately 54% over last year reflecting strong results in both Aerospace and Rail.
•	Total net revenues were $95.1 million, up from $86.7 million last year. Net finance revenue after depreciation totaled $77.4 million, down from $80.6 million last year. As a percentage of average earning assets, net finance revenue after depreciation decreased 55 bps from last year, which included higher prepayment fees. Aerospace utilization and lease rates were stable, while rail utilization and rates declined slightly in the quarter.
•	Other revenue was up from last year on higher fees and gains from equipment sales.
•	The current quarter included a $22.5 million recovery from a previously charged-off aerospace account. Delinquencies were up slightly from last quarter, while non-performing accounts declined.
•	Return on risk-adjusted capital improved to 19.3% from 14.6% last year.
•	Volume for the quarter was up from last year on an additional aircraft delivery and higher rail volume. See Note 11 - Commitments and Contingencies for additional information.
•	Asset growth of 3.2% for the quarter was primarily Aerospace related on five aircraft deliveries from the order book. We continue to build the order book by recently committing to purchase an additional five Boeing 737 aircraft. See Concentrations for additional information.

Trade Finance

•	Net income was down approximately 8% due to strong competition and excess liquidity in the market, which reduced rates.
•	Total net revenues were $109.0 million, up slightly from $108.2 million last year. Net finance revenue totaled $41.3 million, up from $38.5 million last year. As a percentage of average earning assets, net finance revenue decreased 60 bps from the prior year reflecting high market liquidity and competitive pricing. Other revenue was also down from the prior year on lower commission rates reflecting high liquidity in the market and the benign credit environment.
•	Net charge-offs were relatively unchanged from last year, while delinquencies and non-performing accounts were down slightly from last quarter.
•	Return on risk adjusted capital declined to 17.0% from 19.1% last year.
•	Factored volumes were up 3% over last year.

Vendor Finance

•	Net income was up approximately 18% over last year on strong other revenues.
•	Total net revenues were $244.9 million, up from $215.1 million last year. Net finance revenue after depreciation totaled $132.1 million, up from $130.3 million last year. As a percentage of average earning assets, net finance

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

revenue after depreciation was down from last year, primarily due to the international vendor acquisition. Other revenue of $112.8 million was up from last year reflecting strong loan sale gains (primarily U.S. vendor receivables).
•	Credit metrics remained strong. Net charge-offs of 0.57% for the quarter were down from last year. Delinquencies improved and non-performing accounts were up only slightly.
•	Return on risk-adjusted capital was 19.7% for the quarter versus 22.7% last year. The decline is due to lower international results, as acquisition synergies have not yet been realized.
•	Total new business volume grew 19% over last year on higher international volumes. Excluding Dell in the U.S., volumes were up 34%. Dell volumes continued to decline, although, at a lower rate than last quarter.
•	Owned assets were up almost 25% for the quarter, driven by the international vendor acquisition and other foreign growth.

Consumer and Small Business Lending

•	Net income was down 6% in this segment due mainly to the home lending business.
•	Total net revenues of $136.2 million increased from $123.9 million last year. Net finance revenue totaled $93.9 million, up from $84.7 million last year. Net finance revenue was down 34 bps as a percentage of average earning assets from last year primarily due to lower home and student lending spreads. Other revenue increased from last year on higher gains on sales of student lending and home lending receivables. During the quarter, $1.2 billion (including $0.5 billion of home lending) was sold, versus $0.8 billion ($0.3 billion) last year.
•	Net charge-offs were 0.78%, up from 0.54% last year on higher home lending charge-offs, which increased to 1.20% this quarter from 0.69% last year. Increases in home lending delinquencies (5.02% from 4.60%) and non-performing accounts (5.09% from 4.40%), reflected the negative influences of economic conditions in this sector. See Concentrations for selected home lending portfolio statistics.
•	Return on risk-adjusted capital declined to 5.7% from 6.8% last year primarily reflecting higher charge-offs.
•	New business volume increased over last year across all consumer businesses. Home lending receivable portfolios purchased totaled approximately $1.1 billion during the quarter versus $0.9 billion last year.
•	Owned assets were up approximately 11% on increases in home and student lending.

CONCENTRATIONS

TEN LARGEST ACCOUNTS

Our ten largest financing and leasing asset accounts in the aggregate represented 4.3 % of our total financing and leasing assets at March 31, 2007 (the largest account being less than 1.0%) and 4.6% at year-end. The largest accounts primarily consist of companies in the transportation, energy, and retail industries.

OPERATING LEASES

Operating Lease Portfolio (dollars in millions)

	March 31, 2007	December 31, 2006
Transportation Finance - Aerospace	$ 6,439.1	$ 6,274.0
Transportation Finance - Rail	3,735.6	3,572.3
Vendor Finance	934.2	967.2
Corporate Finance	185.5	204.4

Total	$ 11,294.4	$ 11,017.9

We strive to maximize the profitability of the operating lease equipment portfolio by balancing equipment utilization levels with market rental rates and lease terms.

The increase in the Transportation Finance - Aerospace portfolio primarily reflects deliveries of five new commercial aircraft from our order book. The increase in rail and other was due to the reclassification of railcars formerly under leveraged leases coupled with strong first quarter rail volume and utilization rate.

See Risk Management for additional information regarding commercial aircraft purchase commitments.

JOINT VENTURE RELATIONSHIPS

Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya are among our largest alliances. We have multiple program agreements with Dell, the largest of which is Dell Financial Services (DFS), covering originations in the U.S. The agreements provide Dell with the option to purchase CIT’s 30% interest in DFS in February 2008 and extends CIT’s right to purchase a percentage of DFS finance receivables through January 2010. The joint venture agreement with Snap-on runs through until January 2009. The Avaya agreement, which relates to profit-sharing on a CIT direct origination program runs through September 2009, pursuant to a renewal provision in the agreement.

Our financing and leasing assets include amounts related to the Dell, Snap-on, and Avaya joint venture programs. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities.

34	CIT GROUP INC

Returns relating to the joint venture relationships (i.e., net income as a percentage of average managed assets) for the 2007 quarter were comparable to the Vendor Finance segment returns. A significant reduction in origination volumes from any of these alliances could have a material impact on our asset and net income levels. For additional information regarding certain of our joint venture activities, see Note 9 - Certain Relationships and Related Transactions.

Joint Venture Relationships (dollars in millions)

	March 31, 2007	December 31, 2006
Owned Financing and Leasing Assets
Dell U.S.	$ 887.8	$ 1,307.9
Dell - International	1,637.8	1,667.9
Snap-on	1,000.1	1,001.2
Avaya Inc.	457.5	478.0
Securitized Financing and Leasing Assets
Dell U.S.	2,568.4	2,394.5
Dell - International	—	122.3
Snap-on	35.6	39.2
Avaya Inc.	430.3	446.1

GEOGRAPHIC COMPOSITION

Geographic Concentration by Obligor (dollars in millions)

	March 31, 2007	December 31, 2006
State
California	8.8%	9.3%
Texas	6.9%	7.2%
New York	6.3%	6.6%
All other states	54.6%	55.8%

Total U.S.	76.6%	78.9%

Country
Canada	5.5%	5.6%
England	5.0%	3.4%
Germany	2.1%	1.1%
Mexico	1.2%	1.1%
China	1.1%	1.2%
Australia	1.1%	1.0%
All other countries	7.4%	7.7%

Total International	23.4%	21.1%

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

The table summarizes significant state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our owned financing and leasing portfolio assets. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

INDUSTRY COMPOSITION

Our industry composition is detailed in Note 5 - Concentrations. We believe the following discussions, covering certain industries, are of interest to investors.

Aerospace

Commercial Aerospace Portfolio(1) (dollars in millions)

	March 31, 2007		December 31, 2006
	Net Investment	Number	Net Investment	Number
By Region:
Europe	$2,826.2	88	$2,880.2	88
U.S. and Canada	1,262.0	59	1,288.0	60
Asia Pacific	1,758.8	54	1,705.6	52
Latin America	984.5	31	835.4	27
Africa / Middle East	486.8	12	402.1	10

Total	$7,318.3	244	$7,111.3	237

By Manufacturer:
Boeing	$3,162.9	126	$3,105.7	124
Airbus	4,150.0	118	3,996.2	113
Other	5.4	–	9.4	–

Total	$7,318.3	244	$7,111.3	237

By Body Type(2):
Narrow body	$5,394.7	186	$5,168.9	179
Intermediate	1,657.9	43	1,690.3	43
Wide body	260.3	15	242.7	15
Other	5.4	–	9.4	–

Total	$7,318.3	244	$7,111.3	237

By Product:
Operating lease	$6,439.1	198	$6,274.0	192
Leveraged lease (other)	40.5	2	95.2	4
Leveraged lease (tax optimized)	43.9	1	43.1	1
Capital lease	214.2	8	151.9	6
Loan	580.6	35	547.1	34

Total	$7,318.3	244	$7,111.3	237

Number of accounts	94		92
Weighted average age of fleet (years)	6		5
Largest customer net investment	$ 286.0		$ 288.6
Off-lease aircraft	–		–
(1)	Balances include assets held for sale.
(2)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

36	CIT GROUP INC

Our commercial aerospace portfolio is in the Transportation Finance segment. The commercial aircraft all comply with Stage III noise regulations. Generally, we write leases for terms between three and five years. The increase in the portfolio balance was due to new aircraft deliveries.

Our top five commercial aerospace exposures totaled $1,268.8 million at March 31, 2007. Three of the top five exposures are to carriers outside of the U.S. The largest exposure to a U.S. carrier at March 31, 2007 was $244.7 million.

See “Note 11 - Commitments and Contingencies” for additional information regarding commitments to purchase additional aircraft and “Note 5 - Concentrations” for further discussion on geographic and industry concentrations.

Home Lending

Managed Home Lending Portfolio Statistics (dollars in millions)

	March 31, 2007	December 31, 2006
Managed assets	$ 11,552.6	$ 10,522.5
Portfolio assets	$ 10,952.1	$ 9,887.7
% of first mortgages	89%	89%
Average loan size	$ 124.3	$ 120.9
Fixed-rate mortgage %	42%	43%
Average loan-to-value	82%	82%
Average FICO score	636	636
Delinquencies (sixty days or more)	5.15%	4.76%
Net charge-offs-managed basis	1.30%	0.99%
Net charge-offs-owned basis	1.20%	0.87%
Top state concentrations	California, Florida, New York, Texas, Illinois	California, Florida, Texas, Illinois, New York
Top state concentrations (%)	45%	44%

The Consumer Finance home lending business is largely originated through a broker network. As part of originating business through this core channel, we employ an active portfolio management approach, whereby we target desired portfolio mix / risk attributes in terms of product type, lien position, and geographic concentrations, among other factors, resulting in sales of a portion of our originations from time to time to manage our exposure to risk. We supplement business with both purchases and sales in the secondary market.

We manage the home lending portfolio to eliminate or reduce our exposure to:

•	option adjustable rate mortgages;
•	loans originated with an LTV greater than 100%;
•	negative amortization loans; and
•	interest only payment loans.

Home lending assets increased in the first quarter principally due to slower prepayments and lower asset sales, reflecting reduced secondary market sales due to lower market pricing. We continue to believe that losses in this portfolio will approximate 120 basis points for the year, though we now project higher portfolio balances than previously. These expectations, which could deteriorate if industry conditions persist or worsen, are based on historical data and our assessment of economic and industry trends.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

Student Lending (Student Loan Xpress)

The Consumer Finance student lending portfolio, which is marketed as Student Loan Xpress, totaled $9.9 billion at March 31, 2007, representing 13% of owned and 12% of managed assets. Loan origination volumes were $1.8 billion and $1.6 billion for the quarters ended March 31, 2007 and 2006. Student Loan Xpress has arrangements with certain financial institutions to sell selected loans and works jointly with these financial institutions to promote these relationships.

Student Lending Finance Receivables by Product Type (dollars in millions)

	March 31, 2007	December 31, 2006
Consolidation loans	$8,182.3	$7,399.8
Other U.S. Government guaranteed loans	1,336.2	1,064.1
Private (non-guaranteed) loans and other	358.4	308.8

Total	$9,876.9	$8,772.7

Delinquencies (sixty days or more) were $452.9 million, 4.59% of finance receivables at March 31, 2007 and $400.1 million, 4.56% at December 31, 2006. Top 5 state concentrations (California, New York, Texas, Ohio, and Pennsylvania) represented an aggregate 36% of the portfolio.

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

See Form 10-K for the year ended December 31, 2006 for discussion of the Company’s Credit Risk, Market Risk and Liquidity Risk Management Policies and Procedures.

INTEREST RATE RISK MANAGEMENT

An immediate hypothetical 100 basis point increase in the yield curve on April 1, 2007 would reduce our net income by an estimated $17 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in our net income of a like amount. A 100 basis point increase in the yield curve on April 1, 2006 would have reduced our net income by an estimated $18 million after tax, while a corresponding decrease in the yield curve would have increased our net income by a like amount.

An immediate hypothetical 100 basis point increase in the yield curve on April 1, 2007 would increase our economic value by $140 million before income taxes. A 100 basis point increase in the yield curve on April 1, 2006 would have increased our economic value by $199 million before income taxes.

38	CIT GROUP INC

A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown on the following table.

Principal and Interest Rates Before and After Interest Rate Swaps (dollars in millions)

	Before Swaps		After Swaps
Quarter Ended March 31, 2007
Commercial paper, variable-rate senior notes and secured borrowings	$29,884.4	5.32%	$32,891.8	5.45%
Fixed-rate senior and subordinated notes and deposits	32,833.7	5.37%	29,826.3	5.39%

Composite	$62,718.1	5.34%	$62,718.1	5.42%

Quarter Ended March 31, 2006
Commercial paper, variable-rate senior notes and secured borrowings	$24,341.1	4.63%	$27,230.5	4.76%
Fixed-rate senior and subordinated notes and deposits	23,602.9	5.38%	20,713.5	5.29%

Composite	$47,944.0	5.00%	$47,944.0	4.99%

The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

Interest Sensitive Assets and Liabilities Before and After Swaps (dollars in millions)

	Before Swaps		After Swaps
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
March 31, 2007
Assets	53%	47%	53%	47%
Liabilities	53%	47%	48%	52%
December 31, 2006
Assets	51%	49%	51%	49%
Liabilities	55%	45%	50%	50%

The change for the quarter is due to the timing of the Barclay’s acquisition, which closed in January 2007. The acquisition was comprised of approximately $2 billion in fixed rate assets, which was pre-funded at December 31, 2006 with fixed-rate foreign debt.

Total interest sensitive assets were $70.1 billion and $64.1 billion at March 31, 2007 and December 31, 2006. Total interest sensitive liabilities were $63.2 billion and $57.1 billion at March 31, 2007 and December 31, 2006.

LIQUIDITY RISK MANAGEMENT

Outstanding commercial paper totaled $5.3 billion at March 31, 2007, compared with $5.4 billion at December 31, 2006. Our targeted U.S. program size remains at $6.0 billion in addition to programs targeted to aggregate $500 million in Canada and Australia. Our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper. We have aggregate bank facilities of $7.3 billion in multi-year facilities. We also maintain committed bank lines of credit to provide backstop support of commercial paper borrowings and local bank lines to support our international operations.

During the current quarter, we grew deposits at CIT Bank, a Utah industrial bank, by approximately $509 million to $2.9 billion. This action represents further execution on our liquidity risk management plan to broaden our funding sources and decrease our reliance on capital markets. Our plan is to fund a portion of the Bank’s assets, which include a portion of the home lending and student lending portfolios, with Bank deposits. Our longer-term goal is to have 10% of our total funding base from Bank deposits.

We maintain registration statements with the Securities and Exchange Commission (SEC) covering debt securities that we may sell in the future. At March 31, 2007, we had $0.7 billion and Euros 0.8 billion of registered, but unissued, debt securities available under existing shelf registration statements, under which we may issue debt securities and other capital market securities. In addition, CIT maintains an effective shelf registration with the SEC for the issuance of senior and subordinate debt securities that does not require a specific limit under the revised rules. Term-debt issued during first quarter 2007 totaled $6.9 billion: $4.6 billion in variable-rate medium-term notes and $2.3 billion in fixed-rate notes. Consistent with our strategy of managing debt refinancing risk, the weighted average maturity of term-debt issued in 2007 was approximately five years. Included with the fixed rate notes are issuances under a retail note program in which we offer fixed-rate senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During the quarter, we issued $0.3 billion under this program having maturities between 2 and 15 years. As part of our strategy

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

to further diversify our funding sources, $0.1 billion of foreign currency denominated debt was issued during the March 2007 quarter. We plan on continuing to utilize diversified sources of debt funding to meet our strategic global growth initiatives.

To further strengthen our funding capabilities, we maintain committed asset-backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home lending receivables and trade accounts receivable. While these are predominately in the U.S., we also maintain facilities for Canadian domiciled assets. As of March 31, 2007, we had approximately $5.5 billion of availability in our committed asset-backed facilities and $3.3 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

Liquidity Measurements

	Current Target	March 31, 2007	December 31, 2006
Commercial paper to total debt	Maximum of 15%	8%	9%
Short-term debt to total debt	Maximum of 35%	23%	24%
Bank lines to commercial paper	Minimum of 100%	149%	148%
Aggregate alternate liquidity * to short-term debt	Minimum of 100%	111%	125%

*	Aggregate alternate liquidity includes available bank facilities, asset-backed facilities and cash.

Credit Ratings	Short-Term	Long-Term	OutLook
Moody’s	P-1	A2	Positive
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Positive
DBRS	R-1L	A	Positive

Our credit ratings are an important factor in meeting our earnings and net finance revenue targets as better ratings generally correlate to lower cost of funds (see Net Finance Revenue, interest expense discussion). The following credit ratings have been in place since September 30, 2002, except that the “positive” outlooks were upgraded from “stable” in 2006.

The credit ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Our unsecured notes are issued under indentures containing certain covenants and restrictions on CIT. Among the covenants, which is also applicable to our credit agreements, is a negative pledge provision, which limits the granting or permitting of liens on the assets owned by the holding company. In addition, our credit agreements also contain a requirement that CIT maintain a minimum net worth of $4.0 billion.

See Note 15 for consolidating financial statements of CIT Group Inc. (the holding company) and other subsidiaries.

40	CIT GROUP INC

The following tables summarize significant contractual payments and projected cash collections, and contractual commitments at March 31, 2007:

Payments and Collections for the twelve-months ended March 31 (dollars in millions) (1)

	Total	2008	2009	2010	2011	2012+
Commercial paper	$ 5,261.4	$ 5,261.4	$ —	$ —	$ —	$ —
Deposits	2,908.8	1,218.0	917.5	506.8	104.3	162.2
Variable-rate senior unsecured notes	23,009.4	6,078.5	8,270.1	4,001.9	930.7	3,728.2
Fixed-rate senior unsecured notes	29,912.6	4,262.6	2,900.2	2,190.4	2,785.2	17,774.2
Non-recourse, secured borrowings	4,333.8	1,002.8	2.8	274.9	—	3,053.3
Junior subordinated notes	750.0	—	—	—	—	750.0
Preferred capital securities	250.3	250.3	—	—	—	—
Lease rental expense	377.1	50.1	42.9	33.5	30.3	220.3

Total contractual payments	66,803.4	18,123.7	12,133.5	7,007.5	3,850.5	25,688.2

Finance receivables(2)	60,126.5	14,357.2	5,040.2	4,813.4	3,802.5	32,113.2
Operating lease rental income (3)	6,615.4	1,589.2	1,291.6	979.8	711.8	2,043.0
Finance receivables held for sale (4)	1,954.9	1,954.9	—	—	—	—
Cash - current balance	3,464.4	3,464.4	—	—	—	—
Retained interest in securitizations and other investments	1,231.9	588.5	287.8	129.4	56.6	169.6

Total projected cash collections	73,393.1	21,954.2	6,619.6	5,922.6	4,570.9	34,325.8

Net projected cash collections (payments)	$ 6,589.7	$ 3,830.5	$ (5,513.9)	$ (1,084.9)	$ 720.4	$ 8,637.6

(1)	Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.
(2)	Based upon carrying values, including unearned discount; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.
(3)	Rental income balances include payments from lessees on sale-leaseback equipment. See CIT payment schedule below.
(4)	Based upon management’s intent to sell rather than contractual maturities of underlying assets.

Commitment Expiration for the twelve-months ended March 31 (dollars in millions)

	Total	2008	2009	2010	2011	2012+
Credit extensions	$12,026.7	$2,103.4	$1,312.0	$2,772.6	$2,167.7	$3,671.0
Aircraft purchases	5,589.0	1,501.0	1,394.0	716.0	728.0	1,250.0
Letters of credit	1,057.5	1,001.5	5.8	—	19.9	30.3
Sale-leaseback payments	1,658.9	118.8	118.7	122.0	128.6	1,170.8
Manufacturer purchase commitments	1,091.8	697.3	333.5	61.0	—	—
Guarantees, acceptances and other recourse obligations	224.8	151.2	1.0	—	3.7	68.9

Total contractual commitments	$21,648.7	$5,573.2	$3,165.0	$3,671.6	$3,047.9	$6,191.0

In April 2007 we committed to the purchase of 5 additional aircraft from Boeing Company for an estimated value of approximately $250 million. The aircraft deliveries are scheduled for 2011.

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

OFF-BALANCE SHEET ARRANGEMENTS

See Form 10-K for the year ended December 31, 2006 for a description of our securitization programs.

Securitized Assets (dollars in millions)

	March 31, 2007	December 31, 2006
Securitized Assets:
Corporate Finance	$ 1,436.6	$ 1,568.7
Vendor Finance	4,277.5	4,057.8
Consumer and Small Business Lending	600.5	634.8

Total securitized assets	$ 6,314.6	$ 6,261.3

Securitized assets as a % of managed assets	7.9%	8.4%

Volume Securitized
For the quarters ended March 31 (dollars in millions)

	2007	2006
Corporate Finance	$ 79.3	$ 80.6
Vendor Finance	1,022.8	866.0

Total volume securitized	$ 1,102.1	$ 946.6

Our retained interests had a carrying value at March 31, 2007 of $1.2 billion. Retained interests are subject to credit and prepayment risk. As of March 31, 2007, approximately 55% of our outstanding securitization pool balances are in conduit structures. Securitized assets are subject to the same credit granting and monitoring processes as our owned portfolio.

Key Securitization Assumptions

The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2007 were as follows:

	Commercial Equipment
	Vendor Finance	Corporate Finance
Weighted average prepayment speed	28.07%	9.00%
Weighted average expected credit losses	0.06%	0.52%
Weighted average discount rate	8.76%	9.00%
Weighted average life (in years)	1.74	1.90

The key assumptions used in measuring the fair value of retained interests in securitized assets at March 31, 2007 were as follows:

	Commercial Equipment		Consumer
	Vendor Finance	Corporate Finance	Home Lending and Manufactured Housing	Recreational Vehicles and Boats
Weighted average prepayment speed	31.76%	11.23%	24.10%	21.50%
Weighted average expected credit losses	0.51%	0.97%	0.76%	1.27%
Weighted average discount rate	8.50%	9.06%	13.00%	15.00%
Weighted average life (in years)	1.43	1.55	3.34	2.48

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

42	CIT GROUP INC

CAPITALIZATION

CAPITAL STRUCTURE

Capital Structure (dollars in millions)

	March 31, 2007	December 31, 2006
Commercial paper, deposits, term debt and secured borrowings	$ 65,676.3	$ 60,454.5

Total common stockholders’ equity	6,927.9	7,251.1
Preferred stock	500.0	500.0

Total stockholders’ equity	7,427.9	7,751.1
Junior subordinated notes	750.0	—
Preferred capital securities(1)	—	250.3

Total stockholders’ equity and preferred capital securities	8,177.9	8,001.4
Goodwill and other intangible assets	(1,252.4)	(1,008.4)
Other tangible equity adjustments(2)	(27.1)	(52.6)

Total tangible stockholders’ capital	6,898.4	6,940.4

Total tangible debt and equity	$ 72,574.7	$ 67,394.9

Tangible capital to managed assets(2)	8.65%	9.36%
Tangible book value per common share(3)	$ 29.43	$ 31.22
(1)	The preferred capital securities were called on March 12, 2007, therefore these are excluded from the capitalization calculation.
(2)	Tangible capital is calculated excluding the impact of the changes in fair values of derivatives qualifying as cash flow hedges and certain unrealized gains or losses on retained interests and investments, as these amounts are not necessarily indicative of amounts that will be realized. See Non-GAAP Financial Measurements.
(3)	Tangible book value per common share outstanding is the sum of total common stockholders’ equity less goodwill and other intangible assets and other tangible equity adjustments divided by outstanding common stock.

CAPITAL OPTIMIZATION INITIATIVES

In conjunction with ongoing capital optimization initiatives, in March we made a tender offer for $1.25 billion of 7.75% senior notes due in 2012 and called the $250 million in preferred capital securities. As the preferred capital securities were a less efficient form of equity capital from the perspective of certain rating agencies and those securities were callable, the Company determined it would be economically advantageous to execute the call provisions on these securities and to replace them with securities that would qualify for a higher level of capital at a lower cost of funds. The tender for $980.4 million of the notes due in 2012 was settled in March, resulting in a pretax loss of $130.2 million. The preferred capital securities, which had a coupon rate of 7.70% and an original maturity in 2027, were called on March 12, 2007, resulting in a pretax loss of $9.1 million. Both of these charges are reflected in the first quarter earnings under the caption “Loss on early extinguishments of debt.”

These issues were refinanced at lower rates that are economically favorable, as the net present value of the discounted cash flows, including the associated upfront premiums paid, is positive. The tendered debt was refinanced with extendable 13-month notes whose maximum maturity is five years at an average rate of LIBOR plus 4 basis points. The preferred capital securities were replaced with 60-year 6.10% junior subordinated notes. Prospective interest expense will benefit from the recent refinancing of these securities at lower rates.

In addition, we agreed to purchase $500 million of our common stock through an accelerated stock buyback program. During the quarter, approximately 7.65 million shares were purchased, with the final share purchase expected in the second quarter.

During the quarter we continued to make progress on several other initiatives, as we:

•	evaluated potential public and private investors on our aerospace initiative;
•	filed a registration statement regarding the initial public offering of Care Investment Trust Inc., a newly-organized, real estate investment Trust (“REIT”) that will principally invest in healthcare-related commercial mortgage debt and real estate; and
•	expect to close our first collateralized loan obligation (“CLO”) transaction during the second quarter of 2007. See “Liquidity Risk Management” for discussion of risks impacting our liquidity and capitalization.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We consider accounting estimates relating to the following to be critical in applying our accounting policies:

•	Charge-off of Finance Receivables
•	Impaired Loans
•	Reserve for Credit Losses
•	Retained Interests in Securitizations
•	Lease Residual Values
•	Goodwill and Intangible Assets
•	Income Tax Reserves and Deferred Income Taxes
•	Fair Value Determinations

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from what was described in our 2006 Annual Report on Form 10-K.

STATISTICAL DATA

Statistical Data for the quarters ended March 31 (dollars in millions)

	2007	2006
Finance revenue	9.52%	9.73%
Interest expense	5.14%	4.50%
Depreciation on operating lease equipment	1.55%	1.87%

Net finance revenue	2.83%	3.36%
Provision for credit losses	0.42%	0.25%

Net finance revenue, after credit provision	2.41%	3.11%
Other revenue	1.93%	1.95%

Total net revenue, after credit provision	4.34%	5.06%
Salaries and general operating expenses	2.10%	2.43%
Provision for restructuring	—	0.08%
Loss on early extinguishments of debt	0.82%	—

Income before provision for income taxes	1.42%	2.55%
Provision for income taxes	(0.20)%	(0.76)%
Minority interest, after tax	—	(0.01)%

Net income before preferred stock dividends	1.22%	1.78%
Preferred stock dividends	(0.04)%	(0.05)%

Net income available to common stockholders	1.18%	1.73%

Average Earning Assets	$ 67,920.9	$ 53,222.2

44	CIT GROUP INC

NON-GAAP FINANCIAL MEASUREMENTS

The SEC adopted regulations that apply to any public disclosure or release of material information that includes a non-GAAP financial measure. The preceeding Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk contain certain non-GAAP financial measures. The SEC defines a non-GAAP financial measure as a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the financial statements or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

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

Non-GAAP Reconciliations (dollars in millions)

Non-GAAP Reconciliations (dollars in millions)

	March 31, 2007	December 31, 2006
Managed assets(1):
Finance receivables	$60,126.5	$55,064.9
Operating lease equipment, net	11,294.4	11,017.9
Financing and leasing assets held for sale	1,954.9	1,793.7
Equity and venture capital investments (included in other assets)	21.2	25.4

Total financing and leasing portfolio assets	73,397.0	67,901.9
Securitized assets	6,314.6	6,261.3

Managed assets	$79,711.6	$74,163.2

Earning assets(2):
Total financing and leasing portfolio assets	$73,397.0	$67,901.9
Credit balances of factoring clients	(3,769.9)	(4,131.3)

Earning assets	$69,627.1	$63,770.6

Total capital(3):
Total common stockholders’ equity	$6,927.9	$7,251.1
Other comprehensive (income) loss relating to derivative financial instruments	(11.6)	(34.2)
Unrealized gain on securitization investments	(15.5)	(18.4)
Goodwill and intangible assets	(1,252.4)	(1,008.4)

Tangible common stockholders’ equity	5,648.4	6,190.1
Preferred stock	750.0	500.0
Preferred capital securities(4)	–	250.3
60 year junior subordinated notes	500.0	–

Total tangible stockholders’ equity	$6,898.4	$6,940.4

(1)	Managed assets are utilized in certain credit and expense ratios. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.
(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.
(3)	Total tangible stockholders’ equity is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive income and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.
(4)	The preferred capital securities were called on March 12, 2007, therefore these are excluded from the capitalization calculation.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45

Non-GAAP Reconciliations for the quarters ended March 31 (dollars in millions)

	2007	2006
Net income, excluding certain noteworthy items(1):
Net income available to common shareholders	$200.6	$229.7
Non revenue-related items
Loss on early extinguishments of debt	79.2	–
Income tax liability reversals	(20.6)	(6.5)
Provisions for severance and real estate exit activities	(1.4)	7.4

Net income - adjusted	$257.8	$230.6

(1)	In addition to the results of operations presented in accordance with accounting principles generally accepted in the U.S., our management uses certain non-GAAP financial measures to: evaluate and present CIT and segment results on a comparable basis; to determine amounts awarded under certain compensation programs; and to enable analysis of past performance.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “expect,” “estimate,” “plan,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

•	our liquidity risk management,
•	our credit risk management,
•	our asset/liability risk management,
•	our funding, borrowing costs and net finance revenue,
•	our capital, leverage and credit ratings,
•	our operational risks, including success of build-out initiatives and acquistions,
•	legal risks,
•	our growth rates,
•	our commitments to extend credit or purchase equipment, and
•	how we may be affected by legal proceedings.

All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

•	risks of economic slowdown, downturn or recession,
•	industry cycles and trends,
•	demographic trends,
•	risks inherent in changes in market interest rates and quality spreads,
•	funding opportunities and borrowing costs,
•	changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets,
•	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,
•	adequacy of reserves for credit losses,
•	risks associated with the value and recoverability of leased equipment and lease residual values,
•	changes in laws or regulations governing our business and operations,
•	changes in competitive factors, and
•	future acquisitions and dispositions of businesses or asset portfolios.

46	CIT GROUP INC

Item 4. Controls and Procedures

There have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s first quarter of 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures and have concluded that such procedures are effective as of March 31, 2007.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47

Part II. Other Information

ITEM 1. Legal Proceedings

NorVergence Related Litigation

Several lawsuits were filed against various financial institutions, including CIT, relating to equipment leases acquired by the financial institutions from NorVergence, Inc. (“NorVergence Leases”), a reseller of telecommunications and internet services to businesses. The complaints alleged that NorVergence misrepresented the capabilities of the equipment leased to its customers and overcharged for the equipment, and that the NorVergence Leases are unenforceable. Plaintiffs sought rescission, punitive damages, treble damages and attorneys’ fees. All of these actions as against CIT have been either settled or dismissed, except for one action commenced as a mass action in NorVergence’s bankruptcy case, which currently has only four remaining plaintiffs.

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

On July 14, 2006, the trustee appointed in NorVergence’s bankruptcy case filed a complaint against 44 defendants, including CIT and other financing companies. The trustee alleges that the defendants aided and abetted NorVergence in the commission of fraud. CIT has reached an agreement with the Trustee to settle this matter, which is subject to bankruptcy court approval.

Student Loan Investigation

Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT, is engaged in the student lending business. During the quarter ended March 31, 2007, in connection with investigations into the relationships between student lenders and the colleges and universities that recommend such lenders to their students, CIT and/or SLX have received requests for information from the Attorneys General of the State of New York and several other states and federal government bodies. CIT engaged outside legal counsel to conduct a review of the business practices that are the subject of the investigations and to support CIT in responding to the information requests. The internal review is ongoing, and CIT is fully cooperating with the investigations.

Other Litigation

In addition, there are various legal proceedings against CIT, which have arisen in the ordinary course of business. While the outcomes of the ordinary course legal proceedings and the related activities are not certain, based on present assessments, management does not believe that they will have a material adverse effect on CIT..

ITEM 1A. Risk Factors

Risk Factors

Our business activities involve various elements of risk. We consider the following issues to be the most critical risks to the success of our business:

•	General deterioration in economic conditions
•	Competition from a variety of financing sources for our customers
•	Risks associated with transactions in foreign currencies
•	Inability to realize our entire investment in the equipment that we lease
•	Potential inadequacy in our reserve for credit losses
•	Limitation on our liquidity / ability to raise capital
•	Significant changes in interest rates
•	Adverse effects from the regulated environment in which we operate
•	Adverse effects from the acquisition or disposition of a business or portfolio
•	Other revenue levels may be more volatile than net finance revenue.

48	CIT GROUP INC

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the repurchase activity of CIT common stock under existing, approved share repurchase programs during the March 31, 2007 quarter:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Balance at December 31, 2006	15,260,564	$47.22		240,297

January 1 - 31, 2007	114,900	$56.21	114,900	5,125,397	(2)
February 1 - 28, 2007	289,685	$58.35	289,685	4,835,712
March 1 - 31, 2007	620,116	$53.12	620,116	4,215,596
Accelerated stock repurchase(3)	7,653,288	$57.77

Total Purchases	8,677,989
Reissuances(1)	(1,615,751)

Balance at March 31, 2007	22,322,802

(1)	Includes the issuance of shares of our common stock upon exercise of stock options and the vesting of restricted stock.
(2)	On January 16, 2007, our Board of Directors approved a continuation of the common stock repurchase program to acquire up to an additional 5 million shares of our outstanding common stock in conjunction with employee equity compensation programs.
(3)	On January 16, 2007, our Board of Directors authorized a $500 million accelerated stock buyback program. This program commenced on January 24, 2007 and is expected to conclude on June 28, 2007.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

49

ITEM 6. Exhibits

(a) Exhibits

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.3	Certificate of Designations relating to the Company’s 6.350% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

3.4	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

4.1	Form of Certificate of Common Stock of CIT (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

4.2	Indenture dated as of August 26, 2002 by and among CIT Group Inc., J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.), as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

4.3	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (Incorporated by reference to Exhibit 4.4 to Form S-3/A filed by CIT on October 28, 2004).

4.4	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of subordinated debt securities (Incorporated by reference to Exhibit 4.5 to Form S-3/A filed by CIT on October 28, 2004).

4.5	Certain instruments defining the rights of holders of CIT’s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

4.6	5-Year Credit Agreement, dated as of October 10, 2003 among J.P. Morgan Securities Inc., a joint lead arranger and bookrunner, Citigroup Global Markets Inc., as joint lead arranger and bookrunner, JP Morgan Chase Bank as administrative agent, Bank of America, N.A. as syndication agent, and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.2 to Form 10-Q filed by CIT on November 7, 2003).

4.7	5-Year Credit Agreement, dated as of April 14, 2004, among CIT Group Inc., the several banks and financial institutions named therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and bookrunners, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A., as syndication agents and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on May 7, 2004).

4.8	5-Year Credit Agreement, dated as of April 13, 2005, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent (incorporated by reference to Exhibit 4.8 to Form 10-K filed by CIT on February 28, 2007).

4.9	5-Year Credit Agreement, dated as of December 6, 2006, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Barclays Capital, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Barclays Bank PLC, as syndication agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents (incorporated by reference to Exhibit 4.9 to Form 10-K filed by CIT on February 28, 2007).

4.10	Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, N.A. for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on August 7, 2006).

4.11	Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, N.A. for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.4 to Form 10-Q filed by CIT on August 7, 2006).

50	CIT GROUP INC

4.12	Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of senior notes (incorporated by reference to Exhibit 4.5 to Form 10-Q filed by CIT on August 7, 2006).

4.13	Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of subordinated notes (incorporated by reference to Exhibit 4.6 to Form 10-Q filed by CIT on August 7, 2006).

4.14	Indenture dated as of November 1, 2006, among CIT Group Funding Company of Canada, CIT Group Inc., and The Bank of New York, for the issuance of senior debt securities of CIT Group Funding Company of Canada and the related guarantees of CIT (incorporated by reference to Exhibit 4.8 to Form 10-Q filed by CIT on November 6, 2006).

10.1	Agreement dated as of June 1, 2001 between CIT Holdings (NV) Inc., a wholly-owned subsidiary of Tyco International Ltd., and CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), a Nevada corporation, regarding transactions between CIT Holdings and CIT (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 7, 2002).

10.2	Form of Separation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.3	Form of Financial Services Cooperation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit [10.3] to Amendment No. 3 to the Registration Statement on Form S-3 filed June 12, 2002).

10.4*	Employment Agreement for Joseph M. Leone dated as of August 1, 2004 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by CIT on November 9, 2004).

10.5*	Employment Agreement for Thomas B. Hallman dated as of August 1, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by CIT on November 9, 2004).

10.6*	Employment Agreement for Lawrence A. Marsiello dated as of August 1, 2004 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by CIT on November 9, 2004).

10.7*	Employment Agreement by and among CIT Group Inc. and Frederick E. Wolfert dated as of August 1, 2004 (Incorporated by reference to Exhibit 10.5 to Form 10-Q filed by CIT on November 9, 2004).

10.8	2004 Extension and Funding Agreement dated September 8, 2004, by and among Dell Financial Services L.P., Dell Credit Company L.L.C., DFS-SPV L.P., DFS-GP, Inc., Dell Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS Inc., CIT Communications Finance Corporation, and CIT Credit Group USA Inc. (Incorporated by reference to Form 8-K filed by CIT on September 9, 2004).

10.9*	Executive Severance Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.10*	Long-Term Equity Compensation Plan (incorporated by reference to Form DEF-14A filed April 23, 2003).

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.12	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.13	Master Confirmation Agreement and the related Supplemental Confirmation dated as of July 19, 2005 between Goldman, Sachs and Co. and CIT Group Inc. relating to CIT’s accelerated stock repurchase program (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by CIT on August 5, 2005).

10.14	Agreement and Plan of Merger, dated as of January 4, 2005, among Education Lending Group, Inc. CIT Group Inc. and CIT ELG Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by CIT on January 6, 2005).

10.15**	Master Confirmation and the related Supplemental Confirmation, each dated as of January 24, 2007, between CIT Group Inc. and BNP Paribas relating to CIT’s accelerated stock repurchase program (incorporated by reference to Exhibit 10.15 to Form 10-K filed by CIT on February 28, 2007).

51

10.16*	CIT Group Inc. Long -Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by CIT on May 15, 2006).

10.17*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed by CIT on May 15, 2006).

10.18*	Employment Agreement, dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed by CIT on September 5, 2006).

10.19*	Forms of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreements (incorporated by reference to Exhibit 10.19 to Form 10-K filed by CIT on February 28, 2007).

10.20*	Forms of CIT Group Inc. Long-Term Incentive Plan Performance Share Award Agreements (incorporated by reference to Exhibit 10.20 to Form 10-K filed by CIT on February 28, 2007).

10.21*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.21 to Form 10-K filed by CIT on February 28, 2007).

10.22*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreements (incorporated by reference to Exhibit 10.22 to Form 10-K filed by CIT on February 28, 2007).

10.23*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to Form 10-K filed by CIT on February 28, 2007).

12.1	CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

31.1	Certification of Jeffrey M. Peek pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Leone pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

52	CIT GROUP INC

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
May 7, 2007

53