Form 10-Q
period 2007-06-30
CIT GROUP INC
filed 2007-08-07
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	or	|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 190,798,953 shares of the registrant’s common stock outstanding.

CONTENTS

Part One—Financial Information:

ITEM 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets (Unaudited)	2
	Consolidated Statements of Income (Unaudited)	3
	Consolidated Statement of Stockholders’ Equity (Unaudited)	4
	Consolidated Statements of Cash Flows (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6-20

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	and

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	21-49

ITEM 4.	Controls and Procedures	49

Part Two—Other Information:

Table of Contents	1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Assets (dollars in millions – except share data)

(Unaudited)	June 30, 2007	December 31, 2006
Financing and leasing assets held for investment:
Finance receivables, including receivables pledged of $5,991.1 and $4,031.1	$ 49,100.1	$ 55,064.9
Reserve for credit losses	(508.1)	(659.3)

Net finance receivables	48,592.0	54,405.6
Operating lease equipment, net	11,932.5	11,017.9
Financing and leasing assets held for sale:
Home lending finance receivables	10,517.8	288.9
Other finance receivables	2,329.9	1,504.8
Cash and cash equivalents, including $157.3 and $179.0 restricted	5,433.4	4,458.4
Retained interest in securitizations and other investments	1,321.0	1,059.4
Goodwill and intangible assets, net	1,382.1	1,008.4
Other assets	3,654.5	3,324.5

Total Assets	$ 85,163.2	$ 77,067.9

CONSOLIDATED BALANCE SHEETS – Liabilities and Stockholders’ Equity

Debt:
Commercial paper	$ 6,195.4	$ 5,365.0
Deposits	3,352.3	2,399.6
Non-recourse, secured borrowings	6,253.6	4,398.5
Variable-rate senior unsecured notes	24,095.5	19,184.3
Fixed-rate senior unsecured notes	28,600.2	29,107.1
Junior subordinated notes	750.0	–
Preferred capital securities	–	250.3

Total debt	69,247.0	60,704.8
Credit balances of factoring clients	3,911.0	4,131.3
Accrued liabilities and payables	4,644.2	4,440.8

Total Liabilities	77,802.2	69,276.9
Commitments and Contingencies (Note 11)
Minority interest	47.2	39.9
Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized, issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	350.0
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	150.0
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 214,362,842 and 213,555,940	2.1	2.1
Outstanding: 190,706,063 and 198,295,376
Paid-in capital, net of deferred compensation of $82.6 and $68.7	10,689.2	10,678.9
Accumulated deficit	(2,872.6)	(2,838.9)
Accumulated other comprehensive income	217.0	129.6
Less: treasury stock, 23,656,779 and 15,260,564 shares, at cost	(1,221.9)	(720.6)

Total Common Stockholders’ Equity	6,813.8	7,251.1

Total Stockholders’ Equity	7,313.8	7,751.1

Total Liabilities and Stockholders’ Equity	$ 85,163.2	$ 77,067.9

See Notes to Consolidated Financial Statements.

2	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (dollars in millions, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Finance revenue	$ 1,758.1	$ 1,379.3	$ 3,375.2	$ 2,673.9
Interest expense	942.6	677.7	1,816.2	1,276.0
Depreciation on operating lease equipment	292.3	256.2	555.9	505.6

Net finance revenue	523.2	445.4	1,003.1	892.3
Provision for credit losses	73.0	48.2	144.1	81.5

Net finance revenue, after credit provision	450.2	397.2	859.0	810.8
Other revenue	509.1	303.5	837.7	563.6

Total net revenue, after credit provision	959.3	700.7	1,696.7	1,374.4
Valuation allowance for lending receivables held for sale	787.9	–	787.9	–

Total net revenue after credit provision and
valuation allowance	171.4	700.7	908.8	1,374.4
Salaries and general operating expenses	378.0	344.8	733.8	667.9
Provision for severance and real estate exiting activities	34.9	–	34.9	11.1
Loss on early extinguishments of debt	–	–	139.3	–

(Loss) income before provision for income taxes	(241.5)	355.9	0.8	695.4
Benefit (provision) for income taxes	114.7	(111.9)	80.6	(213.2)
Minority interest, after tax	(0.2)	(0.5)	(0.3)	(1.3)

Net (loss) income before preferred stock dividends	(127.0)	243.5	81.1	480.9
Preferred stock dividends	(7.5)	(7.5)	(15.0)	(15.2)

Net (loss) income (attributable) available to
common stockholders	$ (134.5)	$ 236.0	$ 66.1	$ 465.7

Per common share data
Basic (loss) earnings per share	$ (0.70)	$ 1.18	$ 0.34	$ 2.34
Diluted (loss) earnings per share	$ (0.70)	$ 1.16	$ 0.34	$ 2.28
Number of shares – basic (thousands)	191,808	199,189	192,953	199,308
Number of shares – diluted (thousands)	191,808	203,923	196,635	204,172
Dividends per common share	$ 0.25	$ 0.20	$ 0.50	$ 0.40

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial Statements	3

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2006	$500.0	$2.1	$10,678.9	$(2,838.9)	$129.6	$(720.6)	$ 7,751.1

Beginning accumulated deficit adjustment
due to adoption of new accounting
standards (see Note 2)				0.1			0.1

Net income before preferred stock dividends				81.1			81.1
Foreign currency translation adjustments					72.1		72.1

Change in fair values of derivatives
qualifying as cash flow hedges					25.3		25.3
Unrealized loss on securitization
investments, net					(10.5)		(10.5)
Minimum pension liability adjustment					0.5		0.5

Total comprehensive income							168.5

Cash dividends – common				(99.9)			(99.9)
Cash dividends – preferred				(15.0)			(15.0)
Stock repurchase agreement			(5.9)			(494.1)	(500.0)
Restricted stock expense			23.3				23.3
Stock option expense			11.8				11.8
Treasury stock purchased, at cost						(143.2)	(143.2)

Exercise of stock option awards, including
tax benefits			(18.7)			134.9	116.2
Employee stock purchase plan participation			(0.2)			1.1	0.9

June 30, 2007	$500.0	$2.1	$10,689.2	$(2,872.6)	$217.0	$(1,221.9)	$ 7,313.8

See Notes to Consolidated Financial Statements.

4	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, (dollars in millions)

	2007	2006
Cash Flows From Operations
Net income before preferred stock dividends	$ 81.1	$ 480.9
Adjustments to reconcile net income to net cash flows from operations:
Depreciation, amortization and accretion	610.8	458.6
Gains on equipment, receivable and investment sales	(405.1)	(151.5)
Change in valuation allowance for lending receivables held for sale	787.9	–
Loss on early extinquishments of debt	139.3	–
Provision for credit losses	144.1	81.5
Provision for deferred federal income taxes	(222.1)	65.3
Share-based compensation amortization	35.1	39.2
Decrease (increase) in finance receivables held for sale	(191.9)	180.3
(Increase) decrease in other assets	(481.3)	90.9
(Decrease) increase in accrued liabilities and payables	433.0	(408.8)

Net cash flows provided by operations	930.9	836.4

Cash Flows From Investing Activities
Finance receivables extended and purchased	(39,196.6)	(38,331.4)
Principal collections of finance receivables and investments	31,621.4	30,315.4
Proceeds from asset and receivable sales	5,618.2	3,313.1
Purchases of assets to be leased and other equipment	(1,433.0)	(1,434.4)
Acquisitions, net of cash acquired	(3,889.5)	(153.8)
Net (increase) decrease in short-term factoring receivables	(81.2)	(103.9)

Net cash flows (used for) investing activities	(7,360.7)	(6,395.0)

Cash Flows From Financing Activities
Proceeds from the issuance of unsecured notes, deposits and non-recourse borrowings	12,103.2	11,397.6
Repayments of unsecured notes, deposits and non-recourse borrowings	(4,864.0)	(6,547.5)
Net increase (decrease) in commercial paper	830.4	(111.9)
Net repayments of non-recourse leveraged lease debt	(26.5)	(72.8)
Treasury stock repurchases	(637.3)	(180.4)
Treasury stock issuances	136.0	122.7
Cash dividends paid	(114.9)	(97.0)
Excess tax benefit related to share-based compensation	24.0	17.1
Other	(24.4)	42.4

Net cash flows provided by financing activities	7,426.5	4,570.2

Net (decrease) increase in cash and cash equivalents	996.7	(988.4)
Unrestricted cash and cash equivalents, beginning of period	4,279.4	3,347.5

Unrestricted cash and cash equivalents, end of period	$ 5,276.1	$ 2,359.1

Supplementary Cash Flow Disclosure
Interest paid	$ 1,441.3	$ 1,082.0
Federal, foreign, state and local income taxes paid, net	$ 170.5	$ 90.8
Supplemental Non-Cash Disclosure
Non-cash transfer of home lending receivables from held for investment to held for sale	$ 11,114.8	–

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial Statements	5

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

These financial statements have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT’s financial position and results of operations. Certain prior period segment amounts have been conformed to the current year presentation.

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

During the six months ended June 30, 2007, the Company recognized in earnings a $6.7 million increase in the liability for uncertain tax positions and a $2.9 million decrease in potential interest and penalties associated with uncertain tax positions. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008. The Company recognizes potential interest and penalties related to uncertain tax positions within the provision for income taxes in accordance with existing accounting policy.

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

NOTE 3 – EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. In periods where there is net income attributable to common shareholders, the diluted EPS computation includes the potential impact of dilutive securities, including stock options and unvested restricted stock grants. The dilutive effect of stock options and unvested restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options and grants that do not have a dilutive effect are not included in the denominator and averaged approximately 13.3 million and 13.4 million shares for the quarters ended June 30, 2007 and 2006, and 11.7 million shares and 13.8 million shares for the six months ended June 30, 2007 and 2006.

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

6	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share (dollars in millions, except per share amount; shares in thousands)

	2007			2006
	Net Income	Common Shares	Per Share Amount	Net Income	Common Shares	Per Share Amount
Quarters Ended June 30,
Basic EPS	$(134.5)	191,808	$(0.70)	$236.0	199,189	$1.18
Effect of dilutive securities*:
Restricted shares					1,130
Performance shares					1,156
Stock options					2,448

Diluted EPS	$(134.5)	191,808	$(0.70)	$236.0	203,923	$1.16

Six Months Ended June 30,
Basic EPS	66.1	192,953	$0.34	$465.7	199,308	$2.34
Effect of dilutive securities:
Restricted shares		125			1,102
Performance shares		1,387			1,144
Stock options		2,170			2,618

Diluted EPS	$ 66.1	196,635	$0.34	$465.7	204,172	$2.28

*	Quarter ended June 30, 2007 shows a net loss which has the effect of making these non-dilutive for EPS calculation

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

This presentation is consistent with our internal reporting to management. Prior year amounts have been conformed to the current year presentation.

Item 1: Consolidated Financial Statements	7

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer and Small Business Lending	Total Segments	Corporate and Other	Consolidated
Quarter Ended June 30, 2007
Net finance revenue, before depreciation	$ 175.1	$ 226.9	$ 42.0	$ 292.8	$ 103.4	$ 840.2	$(24.7)	$ 815.5
Depreciation on operating lease equipment	10.6	137.0	–	144.8	–	292.4	(0.1)	292.3
Provision for credit losses	7.9	0.3	10.3	8.8	68.7	96.0	(23.0)	73.0
Other revenue	311.8	19.4	66.5	81.6	40.4	519.7	(10.6)	509.1
Total net revenue after credit provision	468.4	109.0	98.2	220.8	75.1	971.5	(12.2)	959.3
Valuation allowance for lending receivables held for sale	22.5	–	–	–	765.4	787.9	–	787.9
Provision for severance and real estate
exit activities	–	–	–	–	–	–	34.9	34.9
Provision for income taxes	(126.3)	(10.8)	(21.7)	(28.9)	271.8	84.1	30.6	114.7
Net income (loss) available (attributable)
to common stockholders	209.8	62.9	36.1	67.9	(486.3)	(109.6)	(24.9)	(134.5)
Quarter Ended June 30, 2006
Net finance revenue, before depreciation	$ 145.5	$ 174.2	$ 38.6	$ 265.2	$ 88.5	$ 712.0	$(10.4)	$ 701.6
Depreciation on operating lease equipment	7.8	110.9	–	137.4	–	256.1	0.1	256.2
Provision for credit losses	(0.6)	1.3	5.4	17.8	18.8	42.7	5.5	48.2
Other revenue	58.4	33.2	69.7	98.8	42.4	302.5	1.0	303.5
Total net revenue after credit provision	196.7	95.2	102.9	208.8	112.1	715.7	(15.0)	700.7
(Provision) benefit for income taxes	(31.1)	1.1	(23.4)	(35.1)	(13.9)	(102.4)	(9.5)	(111.9)
Net income (loss) available (attributable)
to common stockholders	64.7	64.6	39.3	70.3	24.9	263.8	(27.8)	236.0
Six Months Ended June 30, 2007
Net finance revenue, before depreciation	$ 333.6	$ 437.8	$ 83.3	$ 545.3	$ 197.3	$ 1,597.3	$(38.3)	$ 1,559.0
Depreciation on operating lease equipment	20.4	270.5	–	265.2	–	556.1	(0.2)	555.9
Provision for credit losses	24.7	(22.2)	18.2	22.3	112.4	155.4	(11.3)	144.1
Other revenue	399.5	37.1	134.2	194.4	82.7	847.9	(10.2)	837.7
Total net revenue after credit provision	688.0	226.6	199.3	452.2	167.6	1,733.7	(37.0)	1,696.7
Valuation allowance for lending receivables held for sale	22.5	–	–	–	765.4	787.9	–	787.9
Provision for severance and real estate
exit activities	–	–	–	–	–	–	34.9	34.9
Loss on early extinguishments of debt	–	–	–	–	–	–	139.3	139.3
Provision for income taxes	(166.1)	(18.5)	(45.0)	(66.8)	262.0	(34.4)	115.0	80.6
Net income (loss) available (attributable)
to common stockholders	282.2	139.2	72.7	141.4	(466.0)	169.5	(103.4)	66.1
Total financing and leasing assets	18,854.1	12,701.0	6,900.5	12,548.5	23,028.1	74,032.2	–	74,032.2
Total managed assets	19,944.8	12,701.0	6,900.5	16,815.6	23,597.5	79,959.4	–	79,959.4
Six Months Ended June 30, 2006
Net finance revenue, before depreciation	$ 272.5	$ 359.1	$ 77.1	$ 532.0	$ 173.2	$ 1,413.9	$(16.0)	$ 1,397.9
Depreciation on operating lease equipment	16.5	215.2	–	273.9	–	505.6	–	505.6
Provision for credit losses	(3.2)	0.9	12.4	35.3	39.4	84.8	(3.3)	81.5
Other revenue	118.4	39.3	139.4	183.6	81.6	562.3	1.3	563.6
Total net revenue after credit provision	377.6	182.3	204.1	406.4	215.4	1,385.8	(11.4)	1,374.4
Provision for severance and real estate
exit activities	–	–	–	–	–	–	11.1	11.1
Provision for income taxes	(63.0)	(3.1)	(47.0)	(70.4)	(26.1)	(209.6)	(3.6)	(213.2)
Net income (loss) available (attributable) to common stockholders	119.0	114.1	79.1	132.4	46.5	491.1	(25.4)	465.7
Total financing and leasing assets	16,557.7	10,947.7	6,468.5	8,887.9	18,396.3	61,258.1	–	61,258.1
Total managed assets	18,679.0	10,947.7	6,468.5	12,728.7	19,120.1	67,944.0	–	67,944.0

8	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONCENTRATIONS

The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets and other equity investments.

Concentrations (dollars in millions)

	June 30, 2007		December 31, 2006
Geographic
Northeast	$13,813.9	18.7%	$12,715.5	18.7%
Midwest	13,016.9	17.6%	11,994.2	17.7%
West	13,015.1	17.6%	12,113.2	17.9%
Southeast	10,084.3	13.6%	10,079.1	14.8%
Southwest	6,512.9	8.7%	6,642.1	9.8%

Total U.S.	56,443.1	76.2%	53,544.1	78.9%
Canada	4,114.2	5.6%	3,823.3	5.6%
Other international(1)	13,474.9	18.2%	10,534.5	15.5%

Total	$74,032.2	100.0%	$67,901.9	100.0%

(1)	International increase reflects the acquisition of Barclays vendor finance business, which closed first quarter 2007.
Industry
Consumer – home mortgage(6)	$10,517.8	14.2%	$10,087.8	14.9%
Consumer – student lending	10,285.3	13.9%	8,772.7	12.9%
Manufacturing(1)(5)	9,690.4	13.1%	8,383.3	12.3%
Commercial airlines (including regional airlines)	7,737.0	10.5%	7,344.0	10.8%
Retail(2)	6,922.6	9.4%	6,759.0	10.0%
Service industries	4,884.8	6.6%	3,966.4	5.8%
Healthcare	3,924.1	5.3%	3,388.4	5.0%
Transportation(3)	3,260.8	4.4%	3,063.9	4.5%
Wholesaling	1,750.7	2.4%	2,485.0	3.7%
Consumer – non-real estate(4)	1,309.2	1.8%	1,426.1	2.1%
Other (no industry greater than 2.0%)(5)	13,749.5	18.4%	12,225.3	18.0%

Total	$74,032.2	100.0%	$67,901.9	100.0%

(1)	Includes manufacturers of apparel (1.9%), followed by food and kindred products, steel and metal products, transportation equipment, industrial machinery and equipment, electronic equipment, textiles, printing and other industries.
(2)	Includes retailers of apparel (3.5%) and general merchandise (3.5%).
(3)	Includes rail, bus, over-the-road trucking industries and business aircraft.
(4)	Includes receivables from consumers for products in various industries such as recreational vehicles, marine and computers and related equipment.
(5)	Total exposure to manufacturers of automobile and related suppliers included in Manufacturing and Other was less than 1% of total financing and leasing assets at June 30, 2007.
(6)	Geographic concentrations by region for home mortgage include: $2.3 billion northeast, $2.0 billion midwest, $3.1 billion west, $2.3 billion southeast and $0.8 billion southwest. The top 5 states include California ($1.9 billion), Florida ($0.9 billion), New York ($0.8 billion), Illinois ($0.6 billion), and Texas ($0.6 billion).

Item 1: Consolidated Financial Statements	9

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RETAINED INTERESTS IN SECURITIZATIONS AND OTHER INVESTMENTS

The following table details the components of retained interests in securitizations and other investments.

Retained Interests and Other Investments (dollars in millions)

	June 30, 2007	December 31, 2006
Retained interests in commercial loans:
Retained subordinated securities	$ 353.1	$ 304.3
Interest-only strips	528.4	395.5
Cash reserve accounts	283.6	318.7

Total retained interests in commercial loans	1,165.1	1,018.5

Retained interests in home lending consumer loans:
Retained subordinated securities	29.7	34.8
Interest-only strips	9.7	6.1

Total retained interests in consumer loans	39.4	40.9

Total retained interests in securitizations	1,204.5	1,059.4
Other investments	116.5	–

Total	$1,321.0	$1,059.4

During the June 2007 quarter, CIT sold assets into a newly established healthcare real estate investment trust (“REIT”) and a collateralized loan obligation (“CLO”). CIT’s equity interest totaled $103.1 million in the REIT, $6.8 million in the CLO and $6.6 million in other equity investments.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the components of accumulated other comprehensive income, net of tax.

Accumulated Other Comprehensive Income (dollars in millions)

	June 30, 2007	December 31, 2006
Changes in fair values of derivatives qualifying as cash flow hedges	$ 59.5	$ 34.2
Foreign currency translation adjustments	204.3	132.2
Minimum pension liability adjustments	(2.0)	(2.5)
Unfunded pension and post-retirement benefit liabilities(1)	(52.7)	(52.7)
Unrealized gain in retained interests and other investments	7.9	18.4

Total accumulated other comprehensive income	$ 217.0	$ 129.6

(1)	The adoption of SFAS 158 at December 31, 2006 resulted in recording various unfunded post-retirement liabilities.

The changes in fair values of derivatives qualifying as cash flow hedges related to variations in market interest rates during the quarter, as these derivatives hedge the interest rate variability associated with an equivalent amount of variable-rate debt, including commercial paper. See Note 8 for additional information. The change in foreign currency translation adjustments during the quarter reflects the strengthening of various foreign currencies during the period, particularly the Canadian Dollar, the Euro, and the British Pound, partially offset by corresponding hedging activity on an after tax basis.

Total comprehensive loss for the second quarter was $31.5 million versus total comprehensive income of $315.3 million in 2006. Total comprehensive income for the six months ended June 30, 2007 and 2006 was $168.5 million and $588.6 million, respectively.

The components of the adjustment to Accumulated Other Comprehensive Income for derivatives qualifying as hedges of future cash flows are presented in the following table.

10	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Fair Values of Derivatives Qualifying as Cash Flow Hedges (dollars in millions)

	Fair Value Adjustments of Derivatives	Income Tax Effects	Total Unrealized Gain
Balance at December 31, 2006 – unrealized gain	$ 59.2	(25.0)	$34.2
Changes in values of derivatives qualifying as cash flow hedges	41.4	(16.1)	25.3

Balance at June 30, 2007 – unrealized gain	$100.6	(41.1)	$59.5

The unrealized gain as of June 30, 2007 reflects higher market interest rates since the inception of the hedges. The Accumulated Other Comprehensive Income (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining lives of the swaps. Assuming no change in interest rates, approximately $23.8 million, net of tax, of the Accumulated Other Comprehensive Income as of June 30, 2007 is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company executes derivative transactions to hedge economic exposures. The majority of these transactions qualify for hedge accounting. The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged positions.

Interest Rate Swaps (dollars in millions)

June 30, 2007	December 31, 2006	Hedged Item	Hedge Classification
Variable-rate to fixed-rate swaps(1)
$ 2,886.5	$2,663.5	Cash flow variability related to forecasted commercial paper issuances	Cash flow
10,816.0	9,435.7	Cash flow variability associated with specific variable-rate term debt	Cash flow

$13,702.5	$12,099.2

Fixed-rate to variable-rate swaps(2)
$13,816.0	$14,026.0	Specific fixed-rate term debt	Fair value

(1)	CIT pays a fixed rate of interest and receives a variable rate of interest. These swaps hedge the cash flow variability associated with forecasted commercial paper issuances and specific variable-rate debt.
(2)	CIT pays a variable rate of interest and receives a fixed rate of interest. These swaps hedge specific fixed-rate debt instruments.

Item 1: Consolidated Financial Statements	11

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the notional principal amounts of cross-currency swaps by class and the corresponding hedged positions.

Cross-currency Swaps (dollars in millions)

June 30, 2007	December 31, 2006	Hedged Item	Hedge Classification	Description

$4,026.5	$3,905.5	Foreign denominated debt	Foreign currency fair value

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

67.7	115.3	Foreign currency loans to subsidiaries	Foreign currency cash flow

CIT receives a U.S. fixed rate of interest and pays a fixed foreign rate of interest. These swaps hedge the currency cash flow variability associated with payments on specific fixed-rate foreign denominated inter-company receivables and are designated as foreign currency cash flow hedges.

–	4.9	Foreign currency loans to subsidiaries	Foreign currency fair value

CIT receives a U.S. variable rate of interest and pays a variable foreign rate of interest. These swaps hedge the fair value currency changes associated with specific foreign denominated variable-rate inter-company receivables and are designated as foreign currency fair value hedges.

$4,343.7	$4,275.2

In addition to the swaps in the preceding tables, CIT had $1.5 billion and $1.2 billion in notional amount of interest rate swaps outstanding with securitization trusts at June 30, 2007 and December 31, 2006 to protect the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $1.5 billion and $1.2 billion in notional amount at June 30, 2007 and December 31, 2006 to insulate the Company from the related interest rate risk.

CIT sells various foreign currencies forward. These contracts are designated as either cash flow hedges of specific foreign denominated inter-company receivables or as net investment hedges of foreign denominated investments in subsidiaries. The following table presents the notional principal amounts of foreign currency forward exchange contracts and the corresponding hedged positions.

Foreign Currency Forward Exchange Contracts (dollars in millions)

June 30, 2007	December 31, 2006	Hedged Item	Hedge Classification
$3,547.8	$4,205.9	Foreign currency equity investments in subsidiaries	Foreign currency net investment
707.5	904.1	Foreign currency loans to subsidiaries	Foreign currency cash flow

$4,255.3	$5,110.0

During 2005, CIT executed a natural gas commodity swap whereby CIT receives payments based on a fixed rate for natural gas and makes payments based on an energy index. This swap

12	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

hedges forecasted index-based revenues from a specific energy generation facility for an initial term of 24 months and is accounted for as a cash flow hedge. The fair value of the swap at June 30, 2007 totaled $3.0 million, down from $6.3 million at December 31, 2006. Approximately $1.4 million (pretax gain) of ineffectiveness was recorded in earnings during the quarter ended June 30, 2007, and $2.5 million year to date. The remaining change in fair value (effective portion) was recorded in Other Comprehensive Income. The swap was unwound in July 2007 without material financial impact.

The table that follows summarizes the notional amount of economic hedges that do not qualify for hedge accounting under SFAS 133.

Non-hedge Accounting Derivatives (dollars in millions)

June 30, 2007	December 31, 2006	Type of Swaps/Caps
$1,601.4	$1,365.1	U.S. dollar interest rate swaps
1,793.9	946.8	Interest rate caps
333.5	307.0	Cross-currency swaps
279.3	213.0	Foreign currency interest rate swaps
178.0	128.0	Credit default swaps

$4,186.1	$2,959.9	Total

The table above includes $3.3 billion in notional amount of derivatives related to customer derivative programs at June 30, 2007, comprised of $1.8 billion in interest rate caps and $1.5 billion in interest rate swaps. These amounts include both derivative transactions with CIT customers, as well as offsetting transactions with third parties with like notional amounts and terms.

CIT also has certain cross-currency swaps, certain U.S. and Canadian dollar interest rate swaps, and interest rate caps that are economic hedges of certain interest rate and foreign currency exposures. The mark-to-market adjustment relating to these derivatives for the quarter and year to date ended June 30, 2007 amounted to a $2.5 million and $0.3 million pretax increase to earnings, respectively.

CIT entered into credit default swaps, with terms of up to 5 years, to economically hedge certain CIT credit exposures. The change in the fair value adjustment for the quarter ended June 30, 2007 amounted to a $0.2 million pretax loss, and $1.4 million loss year to date.

Hedge ineffectiveness occurs in certain cash flow hedges, and was recorded as either an increase or decrease to interest expense as presented in the following table.

Hedge Ineffectiveness (dollars in millions)

	Ineffectiveness	Increase/ Decrease to Interest Expense
Quarter ended June 30, 2007	$0.1	Decrease
Quarter ended June 30, 2006	$0.1	Decrease
Six months ended June 30, 2007	$0.1	Decrease
Six months ended June 30, 2006	—	—

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

CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has certain recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income and losses generated by DFS as determined under GAAP are allocated 70% to Dell and 30% to CIT. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell, with one independent director. DFS is not consolidated in CIT’s financial statements and is accounted for under the equity method. Financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $0.6 billion and $1.3 billion and securitized assets included in managed assets were approximately $2.6 billion and $2.4 billion at June 30, 2007 and December 31, 2006, respectively. CIT’s equity investment in and loans to the joint venture were approximately $196 million and $181 million at June 30, 2007 and December 31, 2006.

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

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and is not consolidated in CIT’s financial statements. At June 30, 2007 and December 31, 2006, financing and leasing assets were approximately $1.0 billion. In addition to the assets purchased from the Snap-on joint venture, CIT’s equity investment in and loans to the joint venture were approximately $2 million and $1 million at June 30, 2007 and December 31, 2006.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $313 million and $224 million at June 30, 2007 and December 31, 2006.

During the June 2007 quarter, CIT transferred assets to a newly established healthcare real estate investment trust (“REIT”) and a collateralized loan obligation (“CLO”). CIT performs certain asset management activities for these investments. CIT’s retained interest totaled $103.1 million in the REIT (representing a 36% ownership and voting interest), and $6.8 million in the CLO (representing a 15% ownership interest). These balances are included in Retained Interests in Securitizations and Other Investments in the balance sheet.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. Other assets included approximately $10 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods at both June 30, 2007 and December 31, 2006.

Certain shareholders of CIT provide investment management, banking and investment banking services to CIT in the normal course of business.

NOTE 10 – RETIREMENT, POSTRETIREMENT AND OTHER BENEFIT PLANS

The following table discloses various components of pension and postretirement expense.

Postretirement and Other Benefit Plans (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Retirement Plans
Service cost	$ 6.1	$ 5.2	$ 12.3	$ 10.4
Interest cost	5.3	4.6	10.7	9.1
Expected return on plan assets	(5.5)	(5.2)	(11.1)	(10.4)
Amortization of net loss	0.3	0.6	0.6	1.2
Amortization of prior service cost	0.6	–	1.3	–
Termination benefits	0.4	–	0.4	0.6

Net periodic benefit cost	$ 7.2	$ 5.2	$ 14.2	$ 10.9

Postretirement Plans
Service cost	$ 0.6	$ 0.5	$ 1.1	$ 1.1
Interest cost	0.8	0.9	1.6	1.7
Amortization of net loss	0.1	0.3	0.3	0.5

Net periodic benefit cost	$ 1.5	$ 1.7	$ 3.0	$ 3.3

CIT contributed $11.4 million to the retirement plans, and currently expects to contribute an additional $2.7 million in 2007, for a total of $14.1 million. CIT contributed $2.0 million to postretirement plans, and currently expects to contribute an additional $2.4 million in 2007, for a total of $4.4 million.

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

Commitments (dollars in millions)

	June 30, 2007			December 31, 2006
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$1,988.7	$9,891.6	$11,880.3	$12,601.4
Letters of Credit, Acceptances and Guarantees
Standby letters of credit	547.9	52.7	600.6	632.5
Other letters of credit	496.9	–	496.9	426.9
Guarantees, acceptances and other recourse obligations	141.4	16.4	157.8	315.0
Purchase and Funding Commitments
Aerospace purchase commitments	1,505.0	5,515.0	7,020.0	5,799.0
Other manufacturer purchase commitments	608.9	402.9	1,011.8	1,176.0
Sale-leaseback payments	126.7	1,612.5	1,739.2	1,740.8
Other
Liabilities for unrecognized tax benefits	–	214.8	214.8	204.6

In addition to the amounts shown in the table above, unused, cancelable lines of credit to customers in connection with third-party vendor programs, which may be used to finance additional product purchases, amounted to approximately $32.8 billion and $27.7 billion at June 30, 2007 and December 31, 2006. These uncommitted vendor-related lines of credit represent CIT’s estimated proportional amount and can be reduced or canceled by CIT at any time without notice. Our experience indicates that customers typically will not exercise their entire available line of credit at any point in time.

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

Guarantees are issued primarily in conjunction with CIT’s factoring product in Trade Finance, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. At June 30, 2007, CIT had no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis. The table above includes recourse obligations of approximately $16.4 million ($3 million estimated fair value) at June 30, 2007 and $70 million ($7 million) at December 31, 2006, that were incurred in conjunction with financing and leasing asset sales.

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. The commitments to purchase commercial aircraft are with both Airbus Industrie and The Boeing Company. These are fixed price purchase commitments subject to customary price increases for future changes in inflation and manufacturing components. The aerospace equipment purchases are contracted for a specific model aircraft, using a baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may also change depending on the final specifications of the aircraft, including engine thrust, aircraft weight and seating configuration. Equipment purchases are recorded at delivery date at the final purchase price paid, which includes purchase price discounts, price changes relating to specification changes and price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on estimated values. Pursuant to existing contractual commitments, 111 aircraft remain to be purchased (27 within the next twelve months). Lease commitments are in place for all of the aircraft to be delivered over the next twelve months. The order amount excludes unexercised CIT options to purchase aircraft. The aircraft deliveries to CIT are scheduled periodically through 2015.

Item 1: Consolidated Financial Statements	15

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relate primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $1,739.2 million, with approximately $125 million due per year for 2008 through 2012, and the remaining payments due through 2030. These lease payments are expected to be more than offset by rental income associated with re-leasing the assets, subject to actual railcar utilization and rentals. In conjunction with sale-leaseback transactions, CIT has guaranteed all obligations of the related consolidated lessee entities.

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

CIT files tax returns in various states, provinces, and countries. The Company’s U.S. Federal income tax returns for 2002 through 2004 are currently under examination by the Internal Revenue Service. The audits of the 1997 through 2001 years have been returned by Appeals to the examining agent for further development. The Canadian tax authorities are auditing the September 30, 2002 tax year and are considering issues to which the Company has filed objections or Voluntary Disclosure relating to the 1992 through 2002 tax years. In addition, the Company has subsidiaries that are currently under audit for years ranging from 1997 through 2005. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008. See Note 2 – Adoption of New Accounting Standards for additional information.

NOTE 12 – LEGAL PROCEEDINGS

Student Loan Investigation

Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT, is engaged in the student lending business. In connection with investigations into (i) the relationships between student lenders and the colleges and universities that recommend such lenders to their students, and (ii) the business practices of student lenders, CIT and/or SLX have received requests for information from several state Attorneys General and several federal governmental agencies. CIT’s outside legal counsel conducted a review of the business practices that are the subject of the investigations and has supported CIT in responding to the information requests. In May, 2007, CIT entered into an Assurance of Discontinuance (the “AOD”) with the New York Attorney General (the NYAG”), pursuant to which CIT contributed $3.0 million into a fund established to educate students and their parents concerning student loans and agreed to cooperate with the NYAG’s investigation, in exchange for which, the NYAG agreed to discontinue its investigation concerning certain alleged conduct by SLX. The internal review is ongoing, and CIT is fully cooperating with the remaining investigations.

Vendor Finance Billing and Invoicing Investigation

In the second quarter of 2007, the office of the United States Attorney for the Central District of California requested that CIT produce the billing and invoicing histories for a portfolio of customer accounts that CIT purchased from a third-party vendor. The request was made in connection with an ongoing investigation being conducted by federal authorities into billing practices involving that portfolio. State authorities in California have been conducting a parallel investigation. Neither the federal nor the state authorities have advised CIT of the statutory basis for the investigation, although it appears that the investigations are being conducted under the federal False Claims Act and its California equivalent. CIT is cooperating with these investigations. Based on the facts known to date, CIT cannot determine the result of these investigations at this time.

NorVergence Related Litigation

Several lawsuits were filed against various financial institutions, including CIT, relating to equipment leases acquired by the financial institutions from NorVergence, Inc. (“NorVergence Leases”), a reseller of telecommunications and internet services to businesses. The complaints alleged that NorVergence misrepresented the capabilities of the equipment leased to its customers, overcharged for the equipment, and that the NorVergence Leases are unenforceable. Plaintiffs sought rescission, punitive damages, treble damages and attorneys’ fees. All of these actions as against CIT have been either settled or dismissed, except for one action commenced as a mass action in NorVergence’s bankruptcy case, which currently has only four remaining plaintiffs, and one case commenced as a purported class action in Illinois, which was dismissed in February 2007 and is on appeal to the Seventh Circuit Court of Appeals.

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

Other Litigation

In addition, there are various legal proceedings and government investigations against CIT, which have arisen in the ordinary course of business. While the outcomes of the ordinary course legal proceedings and the related activities are not certain, based on present assessments, management does not believe that they will have a material adverse effect on CIT.

16	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEVERANCE AND FACILITY RESTRUCTURING RESERVES

The following table summarizes restructuring activities during 2007:

Restructuring Reserves (dollars in millions)

	Severance		Facilities
	Number of Employees	Reserve	Number of Facilities	Reserve	Total Reserves
Balance at December 31, 2006	19	$ 5.4	5	$ 11.5	$ 16.9
Additions and adjustments	602	54.4	4	(2.1)	52.3
Utilization	(236)	(20.5)	(1)	(4.5)	(25.0)

Balance at June 30, 2007	385	$ 39.3	8	$ 4.9	$ 44.2

The additions during 2007 primarily relate to employee termination benefits in conjunction with the recent acquisitions and workforce reductions, which covered approximately 330 employees and totaled $34.9 million. The employee termination payments will largely be paid during 2007. The increase in the number of facilities relates to the first quarter international vendor finance acquisition. The adjustment to facilities reserves resulted from a buyout related to an office facility vacated in 2006. The remaining facilities reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining terms, generally 5 years.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets are presented by segment in the table below:

Goodwill and Intangible Assets (dollars in millions)

	Corporate Finance	Trade Finance	Vendor Finance	Consumer and Small Business Lending	Total
Goodwill
Balance at December 31, 2006	$ 222.7	$ 270.1	$ 12.8	$ 286.5	$ 792.1
Acquisitions, other	–	0.2	382.8	–	383.0

Balance at June 30, 2007	$ 222.7	$ 270.3	$ 395.6	$ 286.5	$ 1,175.1

Intangible Assets
Balance at December 31, 2006	$ 30.4	$ 109.4	$ 48.7	$ 27.8	$ 216.3
Acquisitions, other	(6.8)	–	7.7	–	0.9
Amortization	(1.3)	(3.5)	(4.6)	(0.8)	(10.2)

Balance at June 30, 2007	$ 22.3	$ 105.9	$ 51.8	$ 27.0	$ 207.0

The additions to goodwill and intangible assets were predominantly related to the current quarter acquisition of the U.S. Business Technology Finance unit of Citigroup Inc. and the first quarter acquisition of Barclays UK and German vendor finance business. The Corporate Finance intangible assets adjustment for $6.8 million related to a fourth quarter 2006 acquisition.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but instead is assessed periodically for impairment. The Company periodically reviews and evaluates its goodwill and intangible assets for potential impairment, at a minimum annually or more frequently if circumstances indicate that impairment is more likely than not. The most recent goodwill and intangible asset impairment analyses indicated that the fair values of each were in excess of the carrying values.

The goodwill and intangible balances in the Consumer and Small Business Lending segment relate entirely to the student lending business. Management is monitoring legislation that is currently pending in the House of Representatives and Senate relating to student loans. However, significant uncertainties exist with respect to any potential legislation that may be signed into law, and the potential impact that such legislation could have on the student lending products and business model. In the event that legislation is passed that could cause a significant negative impact on the economics of the business, management will perform an evaluation of the carrying value of the goodwill for impairment at that time.

Item 1: Consolidated Financial Statements	17

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets, net, are comprised primarily of acquired customer relationships. Other intangible assets are being amortized over their corresponding lives ranging from five to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $4.5 million and $5.8 million for the quarters ended June 30, 2007 and 2006, respectively. Accumulated amortization totaled $77.2 million and $67.0 million at June 30, 2007 and December 31, 2006. The projected amortization for the years ended December 31, 2007 through December 31, 2011 is: $19.7 million for 2007; $19.4 million for 2008; $19.8 million for 2009; $19.9 million for 2010 and $20.0 million for 2011.

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

CONSOLIDATING BALANCE SHEETS (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
June 30, 2007
ASSETS
Net finance receivables	$ 1,960.0	$ 2,983.6	$43,648.4	$ –	$48,592.0
Operating lease equipment, net	9.0	244.8	11,678.7	–	11,932.5
Finance receivables held for sale	–	142.9	12,704.8	–	12,847.7
Cash and cash equivalents	3,953.0	214.4	1,266.0	–	5,433.4
Other assets (including investments in subsidiaries)	12,047.6	204.2	1,419.6	(7,313.8)	6,357.6

Total Assets	$ 17,969.6	$ 3,789.9	$70,717.5	$(7,313.8)	$85,163.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$ 53,336.6	$ 2,674.9	$13,235.5	$ –	$69,247.0
Credit balances of factoring clients	–	(13.3)	3,924.3	–	3,911.0
Accrued liabilities and payables	(42,680.8)	540.7	46,784.3	–	4,644.2

Total Liabilities	10,655.8	3,202.3	63,944.1	–	77,802.2
Minority interest	–	–	47.2	–	47.2
Total Stockholders’ Equity	7,313.8	587.6	6,726.2	(7,313.8)	7,313.8

Total Liabilities and Stockholders’ Equity	$ 17,969.6	$ 3,789.9	$70,717.5	$(7,313.8)	$85,163.2

December 31, 2006
ASSETS
Net finance receivables	$ 926.5	$ 2,752.3	$50,726.8	$ –	$54,405.6
Operating lease equipment, net	9.3	216.4	10,792.2	–	11,017.9
Finance receivables held for sale	–	–	1,793.7	–	1,793.7
Cash and cash equivalents	3,040.3	227.8	1,190.3	–	4,458.4
Other assets (including investments in subsidiaries)	10,902.7	169.7	2,071.0	(7,751.1)	5,392.3

Total Assets	$ 14,878.8	$ 3,366.2	$66,574.0	$(7,751.1)	$77,067.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$ 49,825.9	$ 2,785.9	$ 8,093.0	$ –	$60,704.8
Credit balances of factoring clients	–	–	4,131.3	–	4,131.3
Accrued liabilities and payables	(42,698.2)	289.5	46,849.5	–	4,440.8

Total Liabilities	7,127.7	3,075.4	59,073.8	–	69,276.9
Minority interest	–	–	39.9	–	39.9
Total Stockholders’ Equity	7,751.1	290.8	7,460.3	(7,751.1)	7,751.1

Total Liabilities and Stockholders’ Equity	$ 14,878.8	$ 3,366.2	$66,574.0	$(7,751.1)	$77,067.9

18	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Six Months Ended June 30, 2007
Finance revenue	$ 50.1	$ 203.1	$ 3,122.0	$ –	$ 3,375.2
Interest expense	12.5	81.0	1,722.7	–	1,816.2
Depreciation on operating lease equipment	0.4	36.8	518.7	–	555.9

Net finance revenue	37.2	85.3	880.6	–	1,003.1
Provision for credit losses	14.6	6.7	122.8	–	144.1

Finance revenue, after credit provision	22.6	78.6	757.8		859.0
Equity in net income of subsidiaries	209.1	–	–	(209.1)	–
Other revenue	8.8	36.6	792.3	–	837.7

Total net revenue after credit provision	240.5	115.2	1,550.1	(209.1)	1,696.7
Valuation allowance for lending
receivables held for sale	–	–	787.9	–	787.9

Total net revenue after credit provision
and valuation allowance	240.5	115.2	762.2	(209.1)	908.8
Salaries and general operating expenses	89.0	34.2	610.6	–	733.8
Provision for restructuring	–	–	34.9	–	34.9
Loss on early extinguishments of debt	139.3	–	–	–	139.3

Income (loss) before provision for income taxes	12.2	81.0	116.7	(209.1)	0.8
Benefit (provision) for income taxes	68.9	(29.8)	41.5	–	80.6
Minority interest, after tax	–	–	(0.3)	–	(0.3)

Net income before preferred stock dividends	81.1	51.2	157.9	(209.1)	81.1
Preferred stock dividends	(15.0)	–	–	–	(15.0)

Net income (loss) available (attributable)
to common stockholders	$ 66.1	$ 51.2	$ 157.9	$(209.1)	$ 66.1

Six Months Ended June 30, 2006
Finance revenue	$ 24.0	$ 168.1	$ 2,481.8	$ –	$ 2,673.9
Interest expense	(5.7)	59.3	1,222.4	–	1,276.0
Depreciation on operating lease equipment	–	30.2	475.4	–	505.6

Net finance revenue	29.7	78.6	784.0	–	892.3
Provision for credit losses	14.2	9.5	57.8	–	81.5

Finance revenue, after credit provision	15.5	69.1	726.2	–	810.8
Equity in net income of subsidiaries	530.4	–	–	(530.4)	–
Other revenue	19.5	44.0	500.1	–	563.6

Total net revenue	565.4	113.1	1,226.3	(530.4)	1,374.4
Salaries and general operating expenses	111.2	48.5	508.2	–	667.9
Provision for restructuring	–	–	11.1	–	11.1

Income (loss) before provision for income taxes	454.2	64.6	707.0	(530.4)	695.4
Benefit (provision) for income taxes	26.7	(23.8)	(216.1)	–	(213.2)
Minority interest, after tax	–	–	(1.3)	–	(1.3)

Net income before preferred stock dividends	480.9	40.8	489.6	(530.4)	480.9
Preferred stock dividends	(15.2)	–	–	–	(15.2)

Net income (loss) available (attributable)
to common stockholders	$ 465.7	$ 40.8	$ 489.6	$(530.4)	$ 465.7

Item 1: Consolidated Financial Statements	19

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Six Months Ended June 30, 2007
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$ (800.7)	$ 2,809.5	$(1,077.9)	$ –	$ 930.9

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	(1,048.5)	(454.5)	(5,857.7)	–	(7,360.7)
Decrease in inter-company loans and investments	(132.6)	–	–	132.6	–

Net cash flows (used for) provided by investing activities	(1,181.1)	(454.5)	(5,857.7)	132.6	(7,360.7)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	3,009.4	(111.0)	5,144.8	–	8,043.2
Inter-company financing	–	(2,257.4)	2,390.0	(132.6)	–
Cash dividends paid	(114.9)	–	–	–	(114.9)
Other	–	–	(501.8)	–	(501.8)

Net cash flows provided by (used for) financing activities	2,894.5	(2,368.4)	7,033.0	(132.6)	7,426.5

Net (decrease) increase in cash and cash equivalents	912.7	(13.4)	97.4	–	996.7
Cash and cash equivalents, beginning of period	3,040.3	227.8	1,011.3	–	4,279.4

Cash and cash equivalents, end of period	$ 3,953.0	$ 214.4	$ 1,108.7	$ –	$ 5,276.1

Six Months Ended June 30, 2006
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$ 47.9	$(3,350.2)	$ 4,138.7	$ –	$ 836.4

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	39.1	(340.0)	(6,094.1)	–	(6,395.0)
Decrease in inter-company loans and investments	(5,146.4)	–	–	5,146.4	–

Net cash flows (used for) provided by investing activities	(5,107.3)	(340.0)	(6,094.1)	5,146.4	(6,395.0)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	3,907.9	(141.1)	898.6	–	4,665.4
Inter-company financing	–	4,179.2	967.2	(5,146.4)	–
Cash dividends paid	(97.0)	–	–	–	(97.0)
Other	(15.4)	–	17.2	–	1.8

Net cash flows provided by (used for) financing activities	3,795.5	4,038.1	1,883.0	(5,146.4)	4,570.2

Net (decrease) increase in cash and cash equivalents	(1,263.9)	347.9	(72.4)	–	(988.4)
Cash and cash equivalents, beginning of period	2,502.9	129.6	715.0	–	3,347.5

Cash and cash equivalents, end of period	$ 1,239.0	$ 477.5	$ 642.6	$ –	$ 2,359.1

20	CIT GROUP INC

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

CIT Group Inc., a Delaware corporation (“we,” “CIT” or the “Company”), is a leading commercial and consumer finance company providing financing and leasing products and services to clients in a wide variety of industries around the globe. Founded in 1908, CIT provides middle-market clients with customized financial solutions and advisory services.

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

PROFITABILITY AND KEY BUSINESS TRENDS

Second quarter results were significantly impacted by our strategic initiatives, most notably the decision to begin exiting the home lending business. A diluted loss per share of $0.70 was recorded for the current period, compared to $1.16 of earnings per share for the 2006 quarter. The net loss attributable to common shareholders was $134.5 million for the current quarter, versus $236.0 million income for the prior year quarter.

The second quarter net loss included the following noteworthy items:

•	a pretax charge of $765.4 million (net of pre-existing credit reserves of $228 million, but including unamortized origination costs) relating to a fair value adjustment of $731.0 million on $10.4 billion of home lending receivables ($11.1 billion remaining principal balance) transferred to assets held for sale in connection with the planned exit of our home lending business, and a fair value adjustment of $34.4 million for the remaining $134 million of receivables in our vendor-originated manufactured housing portfolio which are both serviced in our Oklahoma consumer loan servicing center ($495.3 million after tax, $2.58 per share loss).
•	a pretax gain of $228.7 million, from the sale of our $2.6 billion U.S. construction portfolio ($136.9 million after tax, $0.71 per share gain) (included in other revenue); and
•	a pretax charge of $34.9 million for employee termination benefits in conjunction with non-home lending work force reductions ($21.1 million after tax, $0.11 per share loss)

Excluding the noteworthy items described above, quarterly earnings improved over the prior year on higher finance revenue, due to higher earning assets, a lower effective tax rate and strong year over year volume growth, and the return on average common equity and return on average earning assets, respectively, were 14.5% and 1.43% as compared to 14.1% and 1.68%.

The current quarter was also negatively impacted by a $22.5 million pretax charge ($0.07 EPS) relating to the write down of a waste-to-energy plant previously acquired in a loan workout (included in Valuation allowances for lending receivables held for sale in the Consolidated Statement of Income). The quarter also included $14.6 million of pretax home lending operating losses ($0.04 EPS).

In addition to the items above, year to date net income of $66.1 million included a $139.3 million pretax charge ($79.2 million after tax, $0.40 per share) related to the extinguishments of high cost debt. Absent noteworthy items, year-to-date net income increased on higher revenues and stronger volumes, and a lower effective tax rate, partially offset by higher operating expenses.

Plan to Exit the Home Lending Business

The Company entered into the home lending business in 1992 because it provided diversification relative to our commercial finance businesses in an asset class with liquidity, predictable revenue streams and growth opportunities. Portfolio growth accelerated following our 2002 IPO, as we rebuilt scale in the business after selling assets to raise then needed capital. While

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures About Market Risk	21

home lending returns were below the corporate hurdle rate, the profitability of the business improved from 2003 to 2006 as scale increased.

Deteriorating credit performance in the residential mortgage markets in the second quarter, coupled with significantly reduced liquidity in the secondary market for the asset class, caused a decline in portfolio and origination economics. Based on these developments and other negative trends in the housing market, our projection of decreased residential mortgage origination activity and weakened residential property values, management determined that the residential mortgage business could be weak for an extended period of time. As a result, management decided to exit the home lending business.

Management determined that the home lending receivables portfolio no longer qualified as assets held for investment under generally accepted accounting principles (GAAP) as of June 30, 2007. Accordingly, the portfolio was transferred to assets held for sale (AHFS) and reduced to estimated fair value as required by GAAP.

The book value of the home lending receivables transferred to AHFS was comprised of the following:

Unpaid principal balance of mortgages	$ 11,065.6
Unamortized capitalized origination costs	259.2
Credit reserves	(210.0)

Adjusted cost basis at transfer date	11,114.8
Fair value adjustment	(731.0)

Book value adjusted to fair value	$ 10,383.8

The fair value adjustment reflects a discount of $681.8 million (6.2%) to the portfolio remaining principal balance of $11.1 billion, based on management’s estimate of fair value coupled with third party market valuation data. The discount includes a credit element to cover estimated losses over the entire life of the receivables (i.e. “lifetime losses”). The $210 million of existing loss reserves applied to the carrying value of the receivables reflected inherent losses in the portfolio as of June 30, 2007, in accordance with GAAP. The interest rate component of fair value adjustment represents the difference between the contractual yield on the portfolio receivables and prevailing market yields for similar receivables. The estimated fair value of the portfolio does not include the potential value of the origination or servicing components of our home lending business, costs to exit these activities, or the favorable valuation on the matched debt underlying the Home Lending assets, that results from current higher funding costs than existed at the time the matched debt was issued.

The estimated fair value is based on prevailing market conditions, management’s internally developed portfolio liquidation analysis, third party market valuation data and management’s intention to liquidate the portfolio in an orderly fashion. Valuations of similar groups of loans in the portfolio vary based on specific loan characteristics, including product types, yields and underlying risk demographics (FICO scores, loan-to-value ratios and other underwriting criteria). Management has reduced the book value of the portfolio to its best estimate of fair value as of June 30, 2007. If portfolio performance further deteriorates or management seeks a more rapid liquidation of the portfolio, additional fair value reductions to the June 30, 2007 book value may occur.

Our objective is to maximize both the liquidation value of the portfolio and the value of the business. Recognizing that secondary market liquidity for home lending receivables has decreased, we plan to liquidate the portfolio in an orderly fashion, by allowing loans to pay down under contractual terms while seeking opportunities to sell all or parts of the portfolio on economically sound terms and conditions. The Company is seeking a buyer for the organization platform. Should a buyer not be found, the Company may close the origination platform, which we expect would result in a charge of approximately $35 million pretax for severance and other exit costs.

Until such time as we fully dispose of our home lending receivables, on a quarterly basis, the portfolio will be adjusted to the lower of book or estimated fair value (lower-of-cost-or-market) or “LOCOM” accounting. Net finance revenue and Salaries and general operating expenses will continue to be recognized in earnings. Chargeoffs will be reflected in quarterly fair value adjustments going forward. Our internal liquidation analysis presently assumes rising quarterly charge-off levels of approximately $45-$50 million per quarter for each of the third and fourth quarters of 2007.

Based on the current performance, size and composition of the portfolio and management’s expectation of operating expenses assuming an exit of the origination platform during the third quarter, management expects the portfolio to generate approximately $40-$50 million of pretax earnings per quarter for the second half of 2007 before any additional fair value adjustments, sales of receivables generating gains or losses, disposal activities, or severance and other exit costs.

22	CIT GROUP INC

Additional home lending financial and supplemental information follows:

Home Lending Statements of Income (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Finance revenue	$ 192.0	$153.5	$ 368.5	$ 297.8
Interest expense	133.3	99.9	253.3	192.3

Net finance revenue	58.7	53.6	115.2	105.5
Provision for credit losses	57.4	12.4	89.5	25.7

Net finance revenue, after credit provision	1.3	41.2	25.7	79.8
Other revenue	6.4	13.7	16.1	21.4

Total net revenue, after credit provision	7.7	54.9	41.8	101.2
Valuation allowance for lending receivables held for sale	731.0	–	731.0	–

Total net revenue after credit provision and valuation allowance	(723.3)	54.9	(689.2)	101.2
Salaries and general operating expenses	22.3	20.6	42.3	44.9

(Loss)/income before provision for income taxes	(745.6)	34.3	(731.5)	56.3
Provision for income taxes	276.7	(13.6)	271.5	(23.1)

Net (loss) income (attributable) available to common stockholders	$(468.9)	$ 20.7	$(460.0)	$ 33.2

Selected credit metrics (owned basis)(1)
Past due loans 60 days or more			$ 735.7	$ 267.0
Past due loans 60 days or more – % of loans			6.50%	2.88%
Non-performing assets			$ 745.1	$ 250.0
Non-performing assets – % of loans			6.58%	2.70%
Net charge-offs	$ 38.4	$ 18.8	$ 69.2	$ 33.9
Net charge-offs – % of average loans	1.37%	0.84%	1.29%	0.77%
(1)	Reflects pre-writedown balances and metrics

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures About Market Risk	23

Managed Home Lending Portfolio Statistics (dollars in millions)(1)

	June 30, 2007	December 31, 2006
Managed assets	$11,894.2	$10,522.5
Portfolio assets	$11,324.8	$ 9,887.7
Average loan size	$ 127.9	$ 120.9
% of first mortgages	89%	89%
% of owner-occupied	92%	92%
Average length of residence (years)	6	6
Average length of employment (years)	8	8
% debt to income	41%	40%
% stated income	41%	42%
Weighted average seasoning (months)	20	19
Average ARM payment increase ($/month)	$316	$338
Top state concentrations	California, Florida, Texas, Illinois, New York	California, Florida, Texas, Illinois, New York
Top state concentrations (%)	45%	44%

Managed Home Lending Portfolio Statistics at June 30, 2007(1)

Average FICO score (636)
700 & up	13%
660-699	18%
600-659	42%
540-599	22%
Less than 540	5%
Vintage
2003 and prior	11%
2004	7%
2005	24%
2006	32%
2007	26%
Average loan-to-value(2) (82%)
90.01% to 100% LTV	17%
80.01% to 90% LTV	29%
70.01% to 80% LTV	42%
Less than 70% LTV	12%
Product Distribution
Fixed-rate mortgage	43%
ARM
2/28 & 3/27	51%
HELOC/other	6%

Interest only	10%
Negative amortization	0%
(1)	Reflects pre-writedown balances and metrics
(2)	At origination

REVENUE

Total net revenue before credit provision was $1,032.3 million for the quarter and $1,840.8 million year to date; up 38% and 26% from last year reflecting increased finance revenue on higher assets and the gain from the sale of the construction business. Year to date non-spread revenues accounted for 46% of total net revenue (38% excluding the construction sale gain), versus 39% in 2006. Though down from the first quarter, strong fee and other income, improved syndication fees, as well as receivable and lease sale gains led non-spread revenue growth for the six months.

24	CIT GROUP INC

NET FINANCE REVENUE

Net Finance Revenue (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Finance income – loans and capital leases	$ 1,254.2	$ 953.3	$ 2,417.2	$ 1,836.5
Rental income on operating leases	503.9	426.0	958.0	837.4

Finance revenue	1,758.1	1,379.3	3,375.2	2,673.9
Less: interest expense	942.6	677.7	1,816.2	1,276.0
Depreciation on operating lease equipment	292.3	256.2	555.9	505.6

Net finance revenue	$ 523.2	$ 445.4	$ 1,003.1	$ 892.3

Average Earnings Assets (“AEA”)	$ 72,352.8	$ 56,296.3	$ 70,277.0	$ 54,616.9

As a % of AEA:
Finance income – loans and capital leases	6.93%	6.77%	6.88%	6.72%
Rental income on operating leases	2.79%	3.03%	2.72%	3.07%

Finance revenue	9.72%	9.80%	9.60%	9.79%
Less: interest expense	5.21%	4.82%	5.17%	4.67%
Depreciation on operating lease equipment	1.62%	1.82%	1.58%	1.85%

Net finance revenue	2.89%	3.16%	2.85%	3.27%

As a % of AOL:
Rental income on operating leases	17.23%	16.26%	16.73%	16.43%
Depreciation on operating lease equipment	10.00%	9.78%	9.71%	9.92%

Net operating lease revenue	7.23%	6.48%	7.02%	6.51%

Average Operating Lease Equipment (“AOL”)	$ 11,695.6	$ 10,481.9	$ 11,450.5	$ 10,195.3

Net finance revenue was up 17% from last year quarter (12% increase year to date), reflecting a 29% quarter increase in average earning assets (29% for the year), offset by a decline in interest spread percentage. As a percentage of average earning assets, net finance revenue after depreciation declined from the prior year periods due to:

		Basis Point Changes
		Quarter	Year to Date
•	A change in asset mix, particularly growth of the lower rate U.S. government guaranteed student lending portfolio	(4)	(5)
•	Asset / liability management, higher leverage and capital initiatives, including the addition of the subordinated (hybrid) debt	(10)	(10)
•	Reduced prepayment and yield-related fees, particularly in the aerospace business	(11)	(15)
•	Other factors, including tighter pricing due to competition and liquidity in the marketplace	(2)	(12)

On a sequential basis, net finance revenue improved 6 basis points primarily due to debt refinancing benefits. The increase from the prior year in net operating lease revenue as a percentage of average operating lease assets reflected the continuation of higher rental rates in aerospace. Rail rates remain stable, though utilization did soften in conjunction with the slowing housing market in 2007. All of our commercial aircraft are under contract at June 30, 2007.

See Concentrations – Operating Leases for additional information regarding operating lease assets. See Capitalization for additional information regarding capital optimization initiatives.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures About Market Risk	25

OTHER REVENUE (Non-Spread Revenue)

Other Revenue (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Fees and other income	$108.2	$144.8	$293.7	$273.5
Gains on receivable sales and syndication fees	76.4	63.1	130.0	103.7
Factoring commissions	52.5	55.9	104.9	111.7
Gains on sales of leasing equipment	33.6	33.2	63.1	54.6
Gains on securitizations	7.8	6.5	15.4	20.1
Gain on sale of construction portfolio	230.6	–	230.6	–

Total other revenue	$509.1	$303.5	$837.7	$563.6

Total other revenue, excluding construction sale	$278.5	$303.5	$607.1	$563.6

Fees and other income, which is comprised of asset management and service fees, including securitization-related servicing fees and accretion, advisory and agent fees, as well as income from joint venture operations, was down 25% for the quarter, but was up 7.4% year to date. The decline from the prior year quarter reflected lower joint venture earnings and reduced structuring fees.

Gains on receivable sales and syndication fees were up 21% from last year quarter and 25% year to date largely driven by Corporate Finance. See Financing and Leasing Assets – Portfolio Management section for more detail.

Factoring commissions were down from the prior year for both the quarter and the six months, reflecting softer commission rates.

Gains on sales of leasing equipment were virtually unchanged from prior year.

Gains on securitizations increased from last year for the quarter, but were down year to date, as the prior quarter included sales of a higher proportion of lower margin assets. Asset volumes securitized totaled $0.9 billion for the quarter, flat with last year. Year to date, asset volumes securitized totaled $2.1 billion, up from $1.8 billion last year.

Gain on sale of construction portfolio reflected the sale of the $2.6 billion business closed during the quarter, as we did not project strong growth prospects for this business. The capital was redeployed into the Vendor Finance acquisition.

CREDIT METRICS

Overall, deteriorating consumer credit metrics outpaced continued strength in the commercial business. Total 60+ day owned delinquencies and non-performing accounts were up from December 31, 2006, as lower commercial delinquencies were offset by a sharp increase in home lending. Net charge-offs increased in 2007 due to higher home lending losses.

26	CIT GROUP INC

Past Due Loans (60 days or more) (dollars in millions, % as a percentage of financing receivables)

	June 30, 2007		December 31, 2006
Owned Past Dues:
Corporate Finance	$ 73.6	0.41%	$ 105.2	0.55%
Transportation Finance	12.5	0.58%	15.3	0.72%
Trade Finance	87.2	1.26%	101.8	1.46%

Total Commercial Finance Group	173.3	0.65%	222.3	0.79%

Vendor Finance	211.7	2.02%	200.7	2.83%
Consumer and Small Business Lending	1,296.7	5.62%	898.9	4.52%

Total Specialty Finance Group	1,508.4	4.50%	1,099.6	4.08%

Total	$1,681.7	2.78%	$1,321.9	2.40%

Total, excluding student loans	$1,193.9	2.35%	$ 921.8	1.98%

Total, excluding home lending and student loans	$ 458.2	1.16%	$ 478.2	1.29%

Managed Past Dues:
Corporate Finance	$ 79.1	0.40%	$ 114.8	0.54%
Transportation Finance	12.5	0.58%	15.3	0.69%
Trade Finance	87.2	1.26%	101.8	1.46%

Total Commercial Finance Group	178.8	0.62%	231.9	0.77%

Vendor Finance	373.7	2.38%	340.1	2.91%
Consumer and Small Business Lending	1,345.5	5.51%	955.8	4.52%

Total Specialty Finance Group	1,719.2	4.29%	1,295.9	3.95%
Total	$1,898.0	2.76%	$1,527.8	2.42%

Total, excluding student loans	$1,410.2	2.41%	$1,127.7	2.07%

Total, excluding home lending and student loans	$ 625.8	1.34%	$ 627.1	1.43%

Commercial delinquency metrics remained low as each segment in our Commercial Finance Group was down from year end. The decrease in Corporate Finance reflected the charge-off of a water bottling company account in the first quarter. Vendor Finance delinquency, though up in amount, improved as a percentage of assets due to the second quarter acquisition of Citigroup’s U.S. business technology finance unit. Improvement in the other portfolios also contributed to the decline in the delinquency percentage.

Consumer and Small Business Lending delinquency increased in 2007, driven by home lending and student lending. Home lending delinquencies rose to $735.7 million (6.50% of finance receivables) from $544.3 million (5.02%) at March 31, 2007 and $444.0 million (4.60%) at December 31, 2006, reflecting the effects of softer real estate and mortgage market conditions. Student lending delinquencies were $487.7 million (5.03%) at June 30, 2007, up from $452.9 million (4.77%) at March 31, 2007 and $400.1 million (4.71%) at December 31, 2006. The higher delinquency in the student loan portfolio is not indicative of potential loss due to the underlying U.S. government guarantee of 97%-98% of the remaining principal amount.

See “Profitability and Key Business Trends” for additional information.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures About Market Risk	27

Non-performing Assets (dollars in millions)

	June 30, 2007		December 31, 2006
Corporate Finance	$ 84.9	0.48%	$150.4	0.79%
Transportation Finance	5.0	0.23%	7.9	0.37%
Trade Finance	53.2	0.77%	60.4	0.87%

Total Commercial Finance Group	143.1	0.53%	218.7	0.78%

Vendor Finance	119.7	1.14%	78.2	1.10%
Consumer and Small Business Lending	811.2	3.52%	473.6	2.38%

Total Specialty Finance Group	930.9	2.77%	551.8	2.05%

Total	$1,074.0	1.78%	$770.5	1.40%

Excluding student loans
Non accrual loans	$ 870.1	1.72%	$662.0	1.42%
Repossessed assets	203.9	0.40%	108.5	0.23%

Total non-performing assets	$1,074.0	2.12%	$770.5	1.65%

Total, excluding home lending and student loans	$ 328.9	0.83%	$346.2	0.94%

Higher non-performing assets in home lending drove the sharp increase in consolidated non-performing assets. Home lending non-performing assets increased to 6.58% from 4.40%. Commercial Finance non-performing assets declined significantly, while Vendor Finance non-performing assets increased in dollars due to the recent acquisitions, but remained fairly stable as a percentage of receivables.

See Reserve for Credit Losses for further discussion.

RESERVE FOR CREDIT LOSSES

Reserve and Provision for Credit Losses (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reserve balance – beginning of period	$ 704.0	$ 620.3	$ 659.3	$ 621.7

Provision for credit losses:
Corporate Finance	7.9	(0.6)	24.7	(3.2)
Transportation Finance	0.3	1.3	(22.2)	0.9
Trade Finance	10.3	5.4	18.2	12.4
Vendor Finance	8.8	17.8	22.3	35.3
Consumer and Small Business Lending	68.7	18.8	112.4	39.4
Corporate and Other	(23.0)	5.5	(11.3)	(3.3)

Total provision for credit losses	73.0	48.2	144.1	81.5
Reserves applied to receivables transferred to assets held for sale	(227.8)	–	(227.8)	–
Reserves relating to acquisitions, other	41.0	12.1	71.8	19.7

Additions to reserve for credit losses, net	(113.8)	60.3	(11.9)	101.2

Net charge-offs (recoveries):
Corporate Finance	6.5	(5.4)	24.3	(5.2)
Transportation Finance	0.4	1.4	(22.1)	1.4
Trade Finance	10.0	5.8	17.0	12.5
Vendor Finance	15.8	16.7	29.5	30.5
Consumer and Small Business Lending	49.4	24.1	90.6	45.7

Total net charge-offs	82.1	42.6	139.3	84.9

Reserve balance – end of period	$ 508.1	$ 638.0	$ 508.1	$ 638.0

Reserve for credit losses as a percentage of finance receivables, excluding student loans			1.29%	1.51%
Reserve for credit losses, excluding specific reserves, as a percentage of finance receivables, excluding student loans and home lending (in both periods presented)			1.22%	1.21%

28	CIT GROUP INC

The reduction in the reserve amount during the quarter reflected the incorporation of home lending reserves into the basis of the assets in conjunction with the classification to held-for-sale. Excluding student loans, specific reserves and home lending in the prior year, the reserve percentage, at 1.22%, was flat with 2006. The Consumer and Small Business activity for the current quarter reflects additional home lending reserves provided prior to the transfer to assets held for sale.

We present the metrics excluding student loans, as virtually the entire student loan portfolio (other than private loans, which are not guaranteed) is covered by U.S. government guarantees for 97%-98% of the remaining balance. The home loans are excluded as these are held for sale, and are required to be marked to the lower of cost or current fair value each reporting period, with changes reflected in earnings.

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

Reserve for Credit Losses Components (dollars in millions)

	June 30, 2007	December 31, 2006
Specific reserves, primarily related to impaired loans	$ 31.1	$ 57.8
Estimated losses, economic and other risk factors	477.0	601.5

Total reserve for credit losses	$508.1	$659.3

The lower level of specific reserves was driven by our commercial businesses, where credit trends improved during 2007. The estimated losses, economic and other risk factors component of the reserve reflects inherent losses in the portfolio considering our credit metric trends, as well as economic factors. During 2007, this reserve component decreased primarily due to $228 million of reserves applied to receivables transferred to assets held for sale.

The specific reserve balance in accordance with SFAS 114 decreased during 2007 primarily due to the charge-off of $28.0 million on a water bottling account, for which we previously provisioned specific reserves. Partially offsetting this was the placement on non-accrual of a $22 million energy account (requiring a specific reserve of $5.5 million). The remainder of the SFAS 114 reserve primarily relates to various accounts in Trade Finance and Corporate Finance.

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

Based on information available as of June 30, 2007, and our portfolio assessment, we believe that our total reserve for credit losses is adequate.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures About Market Risk	29

Net Charge-offs (net of recoveries) (dollars in millions, % as a percentage of owned or managed finance receivables)

	Quarters Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Owned
Corporate Finance	$ 6.5	0.13%	$(5.4)	(0.14)%	$ 24.3	0.25%	$ (5.2)	(0.07)%
Transportation Finance	0.4	0.08%	1.4	0.36%	(22.1)	(2.02)%	1.4	0.17%
Trade Finance	10.0	0.59%	5.8	0.35%	17.0	0.51%	12.5	0.39%

Total Commercial Finance Group	16.9	0.23%	1.8	0.03%	19.2	0.13%	8.7	0.08%

Vendor Finance	15.8	0.59%	16.7	0.89%	29.5	0.58%	30.5	0.82%
Consumer and Small Business Lending	49.4	0.87%	24.1	0.56%	90.6	0.83%	45.7	0.55%

Total Specialty Finance Group	65.2	0.78%	40.8	0.66%	120.1	0.75%	76.2	0.64%

Total	$82.1	0.53%	$ 42.6	0.35%	$ 139.3	0.46%	$ 84.9	0.36%

Total, excluding student loans	$82.1	0.62%	$ 42.6	0.41%	$ 139.3	0.54%	$ 84.9	0.42%

Total, excluding student loans and home lending	$43.7	0.42%	$ 23.8	0.27%	$ 70.1	0.34%	$ 51.0	0.32%

Managed
Corporate Finance	$ 9.6	0.18%	$(2.9)	(0.06)%	$ 29.4	0.28%	$ (1.6)	(0.02)%
Transportation Finance	0.4	0.08%	1.4	0.36%	(22.1)	(2.02)%	1.4	0.17%
Trade Finance	10.0	0.59%	5.8	0.35%	17.0	0.51%	12.5	0.38%

Total Commercial Finance Group	20.0	0.26%	4.3	0.07%	24.3	0.16%	12.3	0.10%

Vendor Finance	24.6	0.66%	25.6	0.91%	44.6	0.62%	47.3	0.84%
Consumer and Small Business Lending	53.1	0.91%	31.1	0.70%	98.9	0.88%	59.3	0.69%

Total Specialty Finance Group	77.7	0.81%	56.7	0.78%	143.5	0.78%	106.6	0.75%

Total	$97.7	0.57%	$ 61.0	0.44%	$ 167.8	0.50%	$ 118.9	0.44%

Total, excluding student loans	$97.7	0.66%	$ 61.0	0.50%	$ 167.8	0.58%	$ 118.9	0.50%

Total, excluding student loans and
home lending	$55.5	0.47%	$ 35.2	0.36%	$ 90.3	0.39%	$ 71.4	0.37%

Owned Charge-Offs for the quarters and six months ended June 30
(as a percentage of average finance receivables)

Quarters Ended June 30,
1.0%
0.8%
0.6%
0.4%
0.2%
0.0%
0.35%
0.53%
2006
2007

Six Months Ended June 30,
1.0%
0.8%
0.6%
0.4%
0.2%
0.0%
0.36%
0.46%
2006
2007

Managed Charge-Offs for the quarters and six months ended June 30
(as a percentage of average managed receivables)

Quarters Ended June 30,
1.0%
0.8%
0.6%
0.4%
0.2%
0.0%
0.44%
0.57%
2006
2007

Six Months Ended June 30,
1.0%
0.8%
0.6%
0.4%
0.2%
0.0%
0.44%
0.50%
2006
2007

30	CIT GROUP INC

In total, net charge-offs are up for the quarter and year driven by higher home lending charge-offs and lower recoveries. Excluding student lending, owned charge-offs in Consumer and Small Business Lending were 1.50% for the 2007 quarter, up from 0.91% for 2006. The increase was driven by the home lending business, which increased to 1.37% from 0.84% last year. Similarly, year to date home lending charge-offs increased from 0.77% last year to 1.29% for 2007.

Corporate Finance net charge-offs increased from last year primarily due to lower recoveries (recoveries were significant in 2006), and a charge-off of a water bottling account in the first quarter of 2007. Transportation Finance recorded a large aerospace recovery during the first quarter of 2007, while Vendor Finance net charge-offs decreased due to improved credit in the international units.

See “Concentrations” for more information.

NET FINANCE REVENUE AFTER PROVISION FOR CREDIT LOSSES (RISK ADJUSTED REVENUE)

Net Finance Revenue after Credit Provision (Risk Adjusted Revenue) (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net finance revenue after depreciation on operating lease equipment	$ 523.2	$ 445.4	$ 1,003.1	$ 892.3
Provision for credit losses	73.0	48.2	144.1	81.5

Finance revenue, net of interest expense, depreciation, and credit provision	$ 450.2	$ 397.2	$ 859.0	$ 810.8

As a % of AEA:
Net finance revenue after depreciation on operating lease equipment	2.89%	3.16%	2.85%	3.27%
Provision for credit losses	0.40%	0.34%	0.41%	0.30%

Finance revenue, net of interest expense, depreciation, and credit provision	2.49%	2.82%	2.44%	2.97%

The increase in finance revenue after credit provision reflects higher assets in 2007 and spread expansion in the second quarter. The decline in the net finance revenue percentage was discussed previously in Net Finance Revenue.

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and General Operating Expense (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Salaries and employee benefits	$ 234.3	$ 216.6	$ 474.3	$ 426.5
Other general operating expenses	143.7	128.2	259.5	241.4

Salaries and general operating expenses	$ 378.0	$ 344.8	$ 733.8	$ 667.9

Efficiency ratio (1)	40.0%	46.0%	41.8%	45.9%
Headcount			7,310	7,015
(1)	Efficiency ratio is the ratio of salaries and general operating expenses to total net revenues before the provision for credit losses and valuation allowance. Excluding the construction gain from other revenue in the calculation, the ratio was 48.3% and 46.3% for the second quarter and first half of 2007.

Salaries and general operating expenses for the quarter, while essentially flat sequentially, increased 10% from 2006. The increase was driven by a 4% increase in personnel. The incremental headcount was driven by our international expansion, where we added approximately 270 people outside of the U.S. in Vendor Finance, including 150 from the 2007 first quarter acquisition, increased sales force and some increased Corporate infrastructure.

The efficiency ratio improved from 2006, due to the gain on sale of the construction portfolio. Excluding this gain from other revenue in the calculation, the efficiency ratio for the quarter, at 48.3%, was up from 46.0% last year. For the six months, excluding the construction gain, the efficiency ratio was 46.3%, up slightly from 45.9% in 2006.

Management is focusing on prospectively improving the efficiency ratio by achieving increased revenue generation associated with new business initiatives, higher sales force productivity, and by continuing to raise overall operating efficiency through consolidation of certain back office functions along with other expense saving initiatives.

In the second quarter, we took cost saving actions across the Company, which resulted in the payment of approximately $34.9 million in termination related benefits to approximately 330 employees this quarter. In addition, 235 employees were hired by the purchaser of the construction portfolio. The estimated annual expense reduction from these cost saving initiatives is approximately $30 million.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures About Market Risk	31

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(Benefit) provision for income taxes	$(114.7)	$111.9	$ (80.6)	$213.2
Effective tax rate	47.5%	31.4%	-9,417.8%	30.7%
Tax liability increases/decreases and valuation allowance reversals	$ (11.7)	$ 4.5	$ (31.2)	$ (2.0)
Incremental tax effect related to net loss on significant, noteworthy items	$ (178.2)	–	$ (237.8)	–
Provision for income taxes, adjusted	$ 75.2	$107.4	$ 188.4	$215.2
Effective tax rate, adjusted	25.4%	30.2%	27.9%	31.0%

The effective tax rate differs from the U.S. federal tax rate of 35% primarily due to the proportion of foreign earnings taxed at lower rates, permanent differences between book and tax treatment of certain items, as well as state and local income taxes.

For the six months ended June 30, 2007, the effective tax rate was impacted by significant net pre-tax losses (discussed more fully below) designated as noteworthy or non-recurring in nature. The tax effects of these items are recorded at the statutory U.S. federal and applicable state tax rates, which are higher than the company’s overall effective tax rate computed on expected annual earnings from multiple jurisdictions. Included in the noteworthy items are the loss on the extinguishment of debt which occurred in the quarter ended March 31, 2007 as well as the fair value adjustment related to the home lending assets, partially offset by the gain on the sale of the U.S. construction portfolio in the current quarter. The incremental tax effects resulting from the debt extinguishment and fair value adjustment on home lending and the construction gain are related to differences in statutory tax rates.

The reduction in the effective tax rate for the six months, excluding the net loss on the noteworthy items and tax liability increases and releases, reflects our strategy to relocate and fund aerospace and other assets offshore, favorable tax treatment for certain aircraft leasing operations conducted offshore, coupled with improved international earnings.

The provision for income taxes for the quarter ended June 30, 2007 was also impacted by a net $8.3 million charge, primarily due to an increase in liabilities related to uncertain tax positions, in accordance with Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), partially offset by the impact of a state tax law change. The 2006 provision increased by a net $4.5 million primarily due to the impact of various tax law changes.

The Company’s U.S. Federal income tax returns for 2002 through 2004 are currently under examination by the Internal Revenue Service. The audit of the 1997 through 2001 years have been returned by Appeals to the examining agent for further development of the issues under dispute. The Canadian tax authorities are auditing the September 30, 2002 tax year and are considering issues to which the Company has filed objections or Voluntary Disclosure relating to the 1992 through 2002 tax years. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2005. Management does not anticipate the resolution of these matters will result in a material change to its financial position or results of operations.

The Company, as required by regulation, has made payments totaling approximately $75 million to Revenue Canada (“CRA”) in connection with disputed tax positions related to certain leasing transactions. We are engaged in settlement discussions with CRA with respect to these transactions, the outcome and timing of which is uncertain. These leasing transactions were originated by a predecessor prior to being acquired in a stock transaction by the Company. The predecessor shareholders provided an indemnification with respect to the tax attributes of these transactions. Management of the Company believes that the settlement of these transactions with CRA, and/or with the indemnitors, would not have a material impact on the Company’s financial position, cash flows or results of operations.

See Note 2 – Adoption of New Accounting Standards for additional disclosures relating to the accounting for uncertain tax positions.

32	CIT GROUP INC

FINANCING AND LEASING ASSETS

BUSINESS VOLUMES

Total Business Volumes (excluding factoring) For the quarters and six months ended June 30 (dollars in billions)

$12,000
10,000
8,000
6,000
4,000
2,000
0
$9,991.0
$10,937.9
2006
2007

$24,000
20,000
16,000
12,000
8,000
4,000
0
$18,706.6
$21,717.1
2006
2007

Business Volumes (excluding factoring, dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Corporate Finance	$ 4,279.0	$3,654.7	$ 7,597.0	$ 6,092.7
Transportation Finance	696.3	785.7	1,382.5	1,282.8
Vendor Finance	2,470.1	2,063.9	4,787.7	4,012.9
Consumer and Small Business Lending	3,492.5	3,486.7	7,949.9	7,318.2

Total new business volume	$10,937.9	$9,991.0	$21,717.1	$18,706.6

Quarterly new business volume growth, excluding factoring, was up 9% from last year due to higher results in Corporate Finance and Vendor Finance. Excluding home lending, origination volume increased 15% over last year. Year to date, new business volume growth was up 16% from last year (up 21% excluding home lending). The increases were broad-based and the direct result of our investment in sales force build-out.

PORTFOLIO MANAGEMENT

In addition to the decision to exit the home lending business discussed in Profitability and Key Business Trends, during the second quarter we completed two significant portfolio transactions. To complement established business lines and build scale, we acquired approximately $2 billion in assets of Citigroup’s U.S. business technology finance unit. Late in the quarter, we sold our $2.6 billion U.S. construction financing business, as we did not see strong growth prospects for this business, to redeploy the corresponding capital.

As part of a strategic initiative to leverage origination platforms and broaden revenue generation, we sell and syndicate assets. In addition to sale of the U.S. construction financing business, we syndicated or sold $3.1 billion, (28% of new business volume) during the second quarter of 2007, up from $2.2 billion (22%) in the 2006 quarter. Our Consumer segment sold 22% of the current quarter volume, down from 56% last year. Year to date, receivable sales and syndications totaled $5.5 billion (26%), versus $3.6 billion (19%) in 2006.

In conjunction with our strategy of cultivating a diversified revenue stream, with other revenue being a growing component, we continue to pursue opportunities to leverage our originations platform by originating and managing assets for third party investors. During the quarter we sold approximately $0.5 billion assets into the newly established healthcare REIT and the CLO. We also filed a registration statement regarding the initial public offering of a portion of our commercial aerospace portfolio.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures About Market Risk	33

Financing and Leasing Assets by Segment (dollars in millions)

	June 30, 2007	December 31, 2006	Percentage Change
Commercial Finance Group
Corporate Finance
Finance receivables	$17,791.0	$18,989.5	(6.3)%
Operating lease equipment, net	160.9	204.4	(21.3)%
Financing and leasing assets held for sale	769.3	563.1	36.6%

Owned assets	18,721.2	19,757.0	(5.2)%
Finance receivables securitized and managed by CIT	1,090.7	1,568.7	(30.5)%

Managed assets	19,811.9	21,325.7	(7.1)%
Transportation Finance
Finance receivables	2,163.8	2,123.3	1.9%
Operating lease equipment, net	10,513.6	9,846.3	6.8%
Financing and leasing assets held for sale	4.6	75.7	(93.9)%

Owned assets	12,682.0	12,045.3	5.3%

Trade Finance
Finance receivables	6,900.5	6,975.2	(1.1)%

Specialty Finance Group
Vendor Finance
Finance receivables	10,512.8	7,102.5	48.0%
Operating lease equipment, net	1,258.0	967.2	30.1%
Financing and leasing assets held for sale	777.7	529.3	46.9%

Owned assets	12,548.5	8,599.0	45.9%
Finance receivables securitized and managed by CIT	4,267.1	4,057.8	5.2%

Managed assets	16,815.6	12,656.8	32.9%

Consumer and Small Business Lending
Finance receivables – home lending	–	9,647.7	(100.0)%
Finance receivables held for sale – home lending	10,517.8	288.9	+100%
Finance receivables – student lending	9,695.4	8,488.9	14.2%
Finance receivables – small business lending	1,251.0	1,200.7	4.2%
Finance receivables – other	785.6	537.1	46.3%
Financing and leasing assets held for sale	778.3	336.7	131.2%

Owned assets	23,028.1	20,500.0	12.3%

Home lending finance receivables securitized and managed by CIT	569.4	634.8	(10.3)%
Managed assets	23,597.5	21,134.8	11.1%

Other – Equity Investments	151.9	25.4	498.0%

Managed assets	$79,959.4	$74,163.2	7.8%

Managed assets, excluding home lending	$68,872.2	$63,591.8	8.3%

34	CIT GROUP INC

Total Managed Assets (dollars in billions)

$100
75
50
25
0
$74.2
$6.3
$67.9
$80.0
$5.9
$74.1
December 31, 2006
June 30, 2007
Finance Receivables Securitized and Managed by CIT
Owned Assets

Excluding the construction sale, managed assets grew 3.6% during the quarter, reflecting higher organic volume, supplemented by portfolio purchases and a $2 billion vendor finance acquisition. The growth was on balance sheet, as securitized assets were up only slightly. Growth was broad based. Excluding home lending, managed assets grew 1% and 19% over the last quarter and the last year.

The increase in Other – Equity Investments reflects the Company’s investments in the recently completed CLO and REIT transactions.

RESULTS BY BUSINESS SEGMENT

Beginning with the first quarter of 2007, we refined our capital allocation factors and also began allocating certain expenses to our segments to measure segment performance on a more fully “loaded” basis. These expenses, equity-based compensation and corporate support costs as well as a portion of the provisions for credit losses, had previously been recorded in Corporate and Other. Certain other expenses are not allocated to the operating segments. These are reported in Corporate and Other and consist primarily of the following: (1) certain funding costs, as the segment results reflect debt transfer pricing that matches assets with liabilities from an interest rate and maturity perspective; (2) certain tax provisions and benefits; (3) a portion of credit loss provisioning in excess of amounts recorded in the segments; and (4) interest and dividends on preferred securities, as segment risk adjusted returns are based on the allocation of common equity. Corporate expense for 2007 also includes a $79.2 million after tax loss for the early extinguishments of approximately $1.2 billion of debt.

The net effect of these allocation changes was to reduce the individual segment risk adjusted capital returns by up to 7% from results as previously presented, while also reducing the dampening effect of unallocated corporate and other on our consolidated returns to approximately 2%. Prior year amounts have been conformed to the current year presentation.

Results by Business Segment (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income (Loss)
Corporate Finance(1)	$ 209.8	$ 64.7	$ 282.2	$ 119.0
Transportation Finance	62.9	64.6	139.2	114.1
Trade Finance	36.1	39.3	72.7	79.1

Total Commercial Finance Group	308.8	168.6	494.1	312.2

Vendor Finance	67.9	70.3	141.4	132.4
Consumer & Small Business Lending(2)	(486.3)	24.9	(466.0)	46.5

Total Specialty Finance Group	(418.4)	95.2	(324.6)	178.9

Corporate & Other	(24.9)	(27.8)	(103.4)	(25.4)

Total	$(134.5)	$ 236.0	$ 66.1	$ 465.7

Return on Equity
Corporate Finance	37.4%	13.5%	25.6%	12.9%
Transportation Finance	15.4%	18.5%	17.3%	16.6%
Trade Finance	16.5%	18.5%	16.8%	18.8%
Total Commercial Finance Group	26.0%	16.2%	21.1%	15.4%
Vendor Finance	15.4%	25.8%	16.5%	24.1%
Consumer & Small Business Lending	NM*	7.7%	(63.1)%	7.3%
Total Specialty Finance Group	NM*	15.9%	(20.3)%	15.0%
Corporate & Other	(2.3)%	(2.0)%	(2.4)%	(1.1)%
Total	(7.8)%	14.1%	1.9%	14.1%

(1)	2007 includes an after tax construction sale gain of $137 million.
(2)	2007 includes and after tax home lending fair value adjustment of $495 million.
*	NM – Not Meaningful

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures About Market Risk	35

Corporate Unallocated Expenses (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Unallocated revenues (expenses), net	$(9.4)	$(17.3)	$ 8.0	$(5.3)
Provision for credit losses	13.1	(3.1)	6.4	1.9
Preferred stock dividends	(7.5)	(7.5)	(15.0)	(15.2)
Provision for severance and real estate exit activities	(21.1)	–	(21.1)	(6.9)
Venture capital operating (losses)(1)	–	0.1	(2.5)	0.1

Subtotal	(24.9)	(27.8)	(24.2)	(25.4)
Loss on early extinguishments of debt	–	–	(79.2)	–

Total	$(24.9)	$(27.8)	$(103.4)	$(25.4)

(1)	Venture capital operating (losses) include realized and unrealized losses related to venture capital investments as well as interest costs and other operating expenses associated with these investments.

See Capitalization for discussion of debt extinguishments.

See Reserve for Credit Losses section for discussion on provision for credit losses not reflected in the segment results. Results by business segment are discussed below. See Note 4 – Business Segment Information for additional details.

Corporate Finance

•	Excluding the construction sale gain, total net revenues before provision for credit losses increased 12%. Net finance revenue after depreciation was up on higher assets. In addition to the gain, other revenue was driven by strong syndication fees, which were offset by the charge on an energy plant asset. During the quarter, we syndicated or sold $1.5 billion of receivables, compared to $0.7 billion last year.
•	As a percentage of average earning assets, net finance revenue decreased from last year on tighter spreads reflecting market liquidity.
•	Net charge-offs increased from last year on lower recoveries. Delinquencies were down 13 basis points and non-performing assets were down 74 basis points from last year.
•	Return on risk adjusted capital was 37.4%, including the construction portfolio gain, up from 13.5% last year. Excluding the construction gain, return on risk adjusted capital was 12.4%.
•	Volume was up 17% from last year and was broad-based.
•	Managed assets were up 6% over last year; growth across most businesses but was mitigated by the $2.6 billion construction sale and asset sales into the REIT and CLO of $0.5 billion.

Transportation Finance

•	Total net revenues were $109.3 million and $204.4 million for the quarter and six months, up 13% and 12% from last year on an increase in net finance revenue after depreciation, partially offset by a decrease in other revenue due to a prior year insurance recovery. As a percentage of average earning assets, net finance revenue for the quarter increased 51 bps from last year on stronger operating lease margins in both aerospace and rail. Sequentially, net operating lease revenue as a percentage of average operating lease increased on the continuation of higher rental rates in aerospace.
•	Delinquencies and non-performing accounts declined from last quarter and last year.
•	Return on risk-adjusted capital declined to 15.4% for the second quarter from 18.5% last year and improved to 17.3% year to date from 16.6% last year.
•	Volume for the quarter was down from last year, as a decrease in aircraft deliveries offset an increase in rail volume. See Note 11 – Commitments and Contingencies for additional information.
•	Asset growth was 16% over the prior year. We continue to build the order book by recently committing to purchase additional Airbus and Boeing aircraft. See Concentrations for additional information.

Trade Finance

•	Net income was down approximately 8% due to higher charge-offs and lower commission rates, reflecting a competitive marketplace and strong market liquidity.
•	Total net revenues were $108.5 million for the quarter and $217.5 million for the six months up slightly from both periods last year on increased net finance revenue, partially offset by a decrease in lower commission rates.
•	Net charge-offs were up $4.2 million (24 basis) points from last year, while delinquencies and non-performing accounts were down from last quarter and last year.
•	Return on risk adjusted capital was 16.5% and 16.8% for the 2007 quarter and six months; versus 18.5% and 18.8% for the prior year.
•	Factored volumes were up slightly for the quarter and six months over last year (1% and 2%).

36	CIT GROUP INC

Vendor Finance

•	Net income for the quarter was down slightly from last year primarily due to lower other revenue, reflecting lower joint venture earnings and reduced end of lease revenue in international businesses. Year to date net income was up 7% from last year on higher asset balances, increased other revenue and a lower effective tax rate.
•	Total net revenues were $229.6 million and $474.5 for the quarter and six months, up from $226.6 million and $441.7 million last year. Net finance revenue after depreciation totaled $148.0 million and $280.1 million for the quarter and six months, up from $127.8 million and $258.1 million last year. As a percentage of average earning assets, net finance revenue after depreciation was down from last year, primarily due to thinner spreads in recent acquisitions.
•	Credit metrics remained strong as net charge-offs of 0.59% and 0.58% for the quarter and six months were down from last year. Delinquencies improved from last quarter and non-performing accounts were flat.
•	The decline in return on risk adjusted capital reflects acquisition goodwill in allocated capital.
•	Total new business volume grew 20% over last year as both international and domestic volumes increased with the recent acquisitions. Excluding Dell in the U.S., and recent acquisitions, volumes were up 14%.
•	Owned assets were up almost 20% for the quarter, driven by the Citigroup technology finance unit acquisition and other foreign growth.

Consumer and Small Business Lending

•	Results include the pretax charge of $765 million relating to the fair value adjustment on $10.4 billion of home mortgage and $0.1 billion of manufactured housing receivables transferred to assets held for sale in connection with the planned exit of our home lending business as well as increased home lending credit loss reserves recorded prior to the transfer to assets held for sale.
•	Total net revenues improved, driven by an increase in net finance revenue on higher assets but partially offset by a decline in other revenue (lower asset gains).
•	Net finance revenue as a percentage of average earning assets was down 26 bps from last year primarily due to lower lending spreads and portfolio mix.
•	During the quarter, $1.3 billion (including $0.4 billion of home lending) was sold, versus $1.2 billion ($0.8 billion) last year.
•	New business volume increases in student and small business lending were offset by a decrease in home lending business volume.
•	Return on risk-adjusted capital declined to a loss from 7.7% last year reflecting the exit related fair value adjustment, higher home lending charge-offs and the reserve increase. Excluding the fair value adjustment, return on risk adjusted capital was 2.4%.

CONCENTRATIONS

TEN LARGEST ACCOUNTS

Our ten largest financing and leasing asset accounts in the aggregate represented 4.1% of our total financing and leasing assets at June 30, 2007 (the largest account being less than 1.0%) and 4.6% at year-end. The largest accounts primarily consist of companies in the transportation, energy, and retail industries.

OPERATING LEASES

Operating Leases (dollars in millions)

	June 30, 2007	December 31, 2006
Transportation Finance – Aerospace(1)	$ 6,645.3	$ 6,274.0
Transportation Finance – Rail	3,868.3	3,572.3
Vendor Finance	1,258.0	967.2
Corporate Finance	160.9	204.4

Total	$11,932.5	$11,017.9

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

The increases during the quarter in Transportation Finance – Aerospace portfolio primarily reflect deliveries of seven (12 for the six months) new commercial aircraft, placed on lease, from our order book. The increase in rail was due to the reclassification of railcars formerly under leveraged leases coupled with strong rail volume and utilization rate. The increase in the Vendor Finance amount reflects the second quarter Citigroup technology finance unit acquisition.

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

30% interest in DFS in February 2008 and extends CIT’s right to purchase a percentage of DFS finance receivables through January 2010. The joint venture agreement with Snap-on runs through January 2009. The Avaya agreement, which relates to profit-sharing on a CIT direct origination program runs through September 2009, pursuant to a renewal provision in the agreement.

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

Joint Venture Relationships (dollars in millions)

	June 30, 2007	December 31, 2006
Owned Financing and Leasing Assets
Dell U.S.	$ 640.9	$1,307.9
Dell – International	1,617.0	1,667.9
Snap-on	1,011.4	1,001.2
Avaya Inc.	428.8	478.0
Securitized Financing and Leasing Assets
Dell U.S.	2,574.7	2,394.5
Dell – International	–	122.3
Snap-on	28.4	39.2
Avaya Inc.	403.5	446.1

GEOGRAPHIC COMPOSITION

Geographic Concentration by Obligor (dollars in millions)

	June 30, 2007	December 31, 2006
State
California	9.4%	9.3%
New York	6.5%	6.6%
Texas	6.5%	7.2%
All other states	53.8%	55.8%

Total U.S.	76.2%	78.9%

Country
Canada	5.6%	5.6%
England	5.1%	3.4%
Germany	2.1%	1.1%
China	1.2%	1.2%
Mexico	1.1%	1.1%
Australia	1.1%	1.0%
All other countries	7.6%	7.7%

Total International	23.8%	21.1%

The table summarizes significant state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our owned financing and leasing portfolio assets. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

38	CIT GROUP INC

INDUSTRY COMPOSITION

Our industry composition is detailed in Note 5 – Concentrations. We believe the following discussions, covering certain industries, are of interest to investors.

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	June 30, 2007		December 31, 2006
	Net Investment	Number	Net Investment(2)	Number
By Region:
Europe	$2,893.7	88	$2,880.2	88
U.S. and Canada	1,237.8	59	1,288.0	60
Asia Pacific	1,822.0	57	1,705.6	52
Latin America	985.4	31	835.4	27
Africa / Middle East	497.2	13	402.1	10

Total	$7,436.1	248	$7,111.3	237

By Manufacturer:
Boeing	$3,204.7	126	$3,105.7	124
Airbus	4,222.0	121	3,996.2	113
Other	9.4	1	9.4	–

Total	$7,436.1	248	$7,111.3	237

By Body Type(1):
Narrow body	$5,537.4	190	$5,168.9	179
Intermediate	1,631.8	43	1,690.3	43
Wide body	257.5	14	242.7	15
Other	9.4	1	9.4	–

Total	$7,436.1	248	$7,111.3	237

By Product:
Operating lease	$6,645.2	205	$6,274.0	192
Leveraged lease (other)	40.5	2	95.2	4
Leveraged lease (tax optimized)	44.3	1	43.1	1
Capital lease	145.1	5	151.9	6
Loan	561.0	35	547.1	34

Total	$7,436.1	248	$7,111.3	237

Number of accounts	98		92
Weighted average age of fleet (years)	6		5
Largest customer net investment	$ 282.8		$ 288.6
Off-lease aircraft	–		–
(1)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.
(2)	Balances include aircraft held for sale.

Our commercial aerospace portfolio is in the Transportation Finance segment. The commercial aircraft all comply with Stage III noise regulations. Generally, we write leases for terms between three and five years. The increase in the portfolio balance was due to new aircraft deliveries.

Our top five commercial aerospace exposures totaled $1,253.9 million at June 30, 2007. Three of the top five exposures are to carriers outside of the U.S. The largest exposure to a U.S. carrier at June 30, 2007 was $240.3 million.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures About Market Risk	39

See Note 11 – Commitments and Contingencies for additional information regarding commitments to purchase additional aircraft and Note 5 – Concentrations for further discussion on geographic and industry concentrations.

Student Lending (Student Loan Xpress)

The Consumer Finance student lending portfolio, which is marketed as Student Loan Xpress, totaled $10.3 billion at June 30, 2007, representing 14% of owned and 13% of managed assets. Loan origination volumes were $1.3 billion for both quarters ended June 30, 2007 and 2006 and $3.2 billion and $2.9 billion for the six months then ended. Student Loan Xpress has arrangements with certain financial institutions to sell selected loans and works jointly with these financial institutions to promote these relationships.

Student Lending Receivables by Product Type (dollars in millions)

	June 30, 2007	December 31, 2006
Consolidation loans	$ 8,522.0	$7,399.8
Other U.S. Government guaranteed loans	1,398.7	1,064.1
Private (non-guaranteed) loans and other	364.6	308.8

Total	$10,285.3	$8,772.7

Delinquencies (sixty days or more) were $487.7 million, 5.03% of finance receivables at June 30, 2007 and $400.1 million, 4.71% at December 31, 2006. Top 5 state concentrations (California, New York, Texas, Ohio, and Pennsylvania) represented an aggregate 36% of the portfolio.

Legislation is currently pending in the House of Representatives and Senate related to student loans. If either of the bills is signed into law, the legislation could have a significant impact on student lenders. Among other things, the proposed legislation would reduce the maximum interest rate that can be charged by lenders in connection with a variety of loan products, increase loan origination fees paid by lenders, and reduce the lender insurance percentage. If either of the proposed bills is adopted in its current form, the legislation would go into effect for all new FFELP student loans with first disbursements on or after October 1, 2007.

Management believes there is intrinsic value in the student lending business we have grown. While the demographics of this market remain strong, the adequacy of returns related to future originations is uncertain in light of pending legislation. Adoption of such legislation would require management to assess the value of goodwill associated with our student lending business. Based on our projected cash flows of the existing business and the proposed legislation’s potential impact on earnings levels for new loan originations and ensuing business practices, management, based on preliminary analysis at this time, does not believe the proposed legislation, if adopted, would result in an impairment of the student lending goodwill under FAS 142. See Note 14 for additional information regarding goodwill related to the student lending business.

See “Profitability and Key Business Trends” for additional information regarding the home lending portfolio.

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

INTEREST RATE RISK MANAGEMENT

An immediate hypothetical 100 basis point increase in the yield curve on July 1, 2007 would reduce our net income by an estimated $13 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in our net income of a like amount. A 100 basis point increase in the yield curve on July 1, 2006 would have reduced our net income by an estimated $15 million after tax, while a corresponding decrease in the yield curve would have increased our net income by a like amount.

An immediate hypothetical 100 basis point increase in the yield curve on July 1, 2007 would increase our economic value by $178 million before income taxes. A 100 basis point increase in the yield curve on July 1, 2006 would have increased our economic value by $238 million before income taxes.

40	CIT GROUP INC

A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown on the following table.

Principal and Interest Rates Before and After Interest Rate Swaps (dollars in millions)

	Before Swaps		After Swaps
Quarter Ended June 30, 2007
Commercial paper, variable-rate senior notes and secured borrowings	$35,578.4	5.40%	$37,233.4	5.47%
Fixed-rate senior and subordinated notes and deposits	32,605.7	5.52%	30,950.7	5.60%

Composite	$68,184.1	5.46%	$68,184.1	5.53%

Quarter Ended June 30, 2006
Commercial paper, variable-rate senior notes and secured borrowings	$25,600.7	5.07%	$29,868.3	5.18%
Fixed-rate senior and subordinated notes and deposits	25,124.9	5.56%	20,857.3	5.58%

Composite	$50,725.6	5.32%	$50,725.6	5.34%

Six Months Ended June 30, 2007
Commercial paper, variable-rate senior notes and secured borrowings	$32,731.4	5.36%	$35,062.6	5.46%
Fixed-rate senior and subordinated notes and deposits	32,719.7	5.59%	30,388.5	5.66%

Composite	$65,451.1	5.47%	$65,451.1	5.55%

Six Months Ended June 30, 2006
Commercial paper, variable-rate senior notes and secured borrowings	$24,970.9	4.86%	$28,549.4	4.98%
Fixed-rate senior and subordinated notes and deposits	24,363.9	5.48%	20,785.4	5.44%

Composite	$49,334.8	5.16%	$49,334.8	5.17%

The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

Interest Sensitive Assets and Liabilities Before and After Swaps (dollars in millions)

	Before Swaps		After Swaps
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
June 30, 2007
Assets	54%	46%	54%	46%
Liabilities	51%	49%	50%	50%
December 31, 2006
Assets	51%	49%	51%	49%
Liabilities	55%	45%	50%	50%

The change from December is due to the timing of the Barclay’s acquisition, which closed in January 2007. The acquisition was comprised of approximately $2 billion in fixed rate assets, which was pre-funded at December 31, 2006 with fixed-rate foreign debt.

Total interest sensitive assets were $70.7 billion and $64.1 billion at June 30, 2007 and December 31, 2006. Total interest sensitive liabilities were $63.9 billion and $57.1 billion at June 30, 2007 and December 31, 2006.

LIQUIDITY RISK MANAGEMENT

We maintain a disciplined approach to liquidity risk management to ensure ample funding sources to meet the needs of the business, while not relying upon a single source. We raise debt financing from multiple sources as outlined below, with funding decisions driven by the relative cost of alternative sources. Our commercial paper programs provide short term financing, and are comprised of a $6.0 billion U.S. program and aggregate $500 million programs each in Canada and Australia. Outstanding commercial paper totaled $6.2 billion at June 30, 2007, compared with $5.4 billion at December 31, 2006. Our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper, with available bank lines aggregating $7.5 billion at June 30, 2007.

During 2007, we grew deposits at CIT Bank, a Utah industrial bank, by approximately $1.0 billion to $3.4 billion. This action represents continued execution on our liquidity risk management plan to broaden our funding sources and decrease our reliance on the capital markets. The Bank’s assets include home lending and student lending loans, which are funded with Bank deposits. Our longer-term goal is to have 10% of our total funding base from Bank deposits, though we will continue to evaluate this goal in conjunction with our planned exit of the home lending business.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures About Market Risk	41

We maintain registration statements with the Securities and Exchange Commission (SEC) covering debt securities that we may sell in the future. At June 30, 2007, 4.0 billion Euros of registered but unissued debt securities were available under our Euro medium-term notes program, under which we may issue debt securities and other capital market securities in multiple currencies. In addition, CIT maintains an effective shelf registration with the SEC for the issuance of senior and subordinate debt, and other capital market securities that does not require a specific limit under the revised rules. Unsecured term-debt issued during 2007 totaled $7.1 billion including $4.6 billion variable-rate medium-term notes and $2.5 billion in fixed-rate notes.

Consistent with our strategy of managing debt refinancing risk, the weighted average maturity of senior term-debt issued in 2007 was approximately five years. Included with the fixed rate notes are issuances under a retail note program in which we offer fixed-rate senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During 2007, we issued $0.5 billion under this program having maturities between 2 and 15 years. We plan on continuing to utilize diversified sources of debt funding to meet our strategic global growth initiatives.

To further diversify our funding sources, we maintain committed asset-backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home lending receivables and trade accounts receivable. We have $3.3 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program. While these are predominately in the U.S., we also maintain facilities for Canadian domiciled assets.

Our liquidity risk management philosophy is to ensure uninterrupted funding availability to meet the needs of the business through alternate liquidity sources. Our strategy involves maintaining immediate cash availability, through overnight cash investments, and multiple sources of committed funding facilities. We maintain U.S. multi-year bank facilities of $7.3 billion. We also have local bank lines of $1 billion, which include a $200 million facility to back stop international commerical paper to support our international operations. Additionally, we have committed asset-backed facilities aggregating $11.9 billion covering a variety of asset classes, with approximately $5.5 billion of availability under these facilities as of June 30, 2007. As noted in the table below, we target the aforementioned minimum aggregate alternate liquidity sources to equal short-term debt. These sources exceeded short-term debt for both periods noted below.

Liquidity Measurements

	Current Target	June 30, 2007	December 31, 2006
Commercial paper to total debt	Maximum of 15%	9%	9%
Short-term debt to total debt	Maximum of 35%	25%	24%
Bank lines to commercial paper	Minimum of 100%	127%	148%
Aggregate alternate liquidity * to short-term debt	Minimum of 100%	108%	125%
*	Aggregate alternate liquidity includes available bank facilities, asset-backed facilities and cash.

The capital markets have experienced a heightened level of volatility in recent months causing a widening of corporate borrowing spreads. Should these market conditions persist, our funding plan will comprise a greater proportion of asset-backed funding. As an example, on July 27, 2007 we issued $3.0 billion of student loan asset-backed securities. This financing also increased availability under the aforementioned committed asset-backed facilities from $5.5 billion at June 30, 2007 to $7.4 billion. In addition to this funding, our remaining 2007 funding plan is summarized below. Our funding mix will be driven by market conditions as we seek to access the most cost efficient sources of capital.

Remaining 2007 Funding

Asset-Backed funding (student loans, equipment)	$5-6 billion
Unsecured funding	$1-2 billion
Total	$6-8 billion

Our credit ratings are an important factor in meeting our earnings and net finance revenue targets as better ratings generally correlate to lower cost of funds (see Net Finance Revenue, interest expense discussion). The following credit ratings have been in place since September 30, 2002. Outlook revisions have varied, with the most recent changes from positive to stable by DBRS and Standard & Poor’s in July 2007.

Credit Ratings	Short-Term	Long-Term	Outlook
DBRS	R-1L	A	Stable
Fitch	F1	A	Positive
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable

The credit ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Our unsecured notes are issued under indentures containing certain covenants and restrictions on CIT. Among the covenants, which also apply to our credit agreements, is a negative pledge provision that limits the granting or permitting

42	CIT GROUP INC

of liens on the assets owned by the holding company. In addition, our credit agreements also contain a requirement that CIT maintain a minimum net worth of $4.0 billion. See Note 15 for consolidating financial statements of CIT Group Inc. (the holding company) and other subsidiaries.

The following tables summarize significant contractual payments and projected cash collections, and contractual commitments at June 30, 2007:

Payments and Collections for the twelve-months ended June 30 (dollars in millions)(1)

	Total	2008	2009	2010	2011	2012+
Commercial paper	$ 6,195.4	$ 6,195.4	$ –	$ –	$ –	$ –
Deposits	3,352.3	1,481.0	1,065.8	505.8	103.7	196.0
Variable-rate senior unsecured notes	24,095.5	9,976.6	7,105.0	2,333.8	1,282.4	3,397.7
Fixed-rate senior unsecured notes	28,600.2	3,345.3	2,910.0	1,665.6	3,525.9	17,153.4
Non-recourse, secured borrowings	6,253.6	1.4	1.4	266.9	–	5,983.9	(2)
Junior subordinated notes	750.0	–	–	–	–	750.0
Lease rental expense	371.3	49.5	41.9	33.9	31.1	214.9

Total contractual payments	69,618.3	21,049.2	11,124.1	4,806.0	4,943.1	27,695.9

Finance receivables(3)	49,100.1	13,894.1	5,662.5	5,289.5	4,953.3	19,300.7
Operating lease rental income(4)	5,903.5	1,849.9	1,351.6	969.9	655.9	1,076.2
Home lending finance receivables held for sale(5)	10,517.8	99.2	106.1	113.6	122.1	10,076.8
Other finance receivables held for sale(6)	2,329.9	2,329.9	–	–	–	–
Cash – current balance	5,433.4	5,433.4	–	–	–	–
Retained interest in securitizations and other investments	1,321.0	567.3	264.1	136.7	69.6	283.3

Total projected cash collections	74,605.7	24,173.8	7,384.3	6,509.7	5,800.9	30,737.0

Net projected cash collections (payments)	$ 4,987.4	$ 3,124.6	$(3,739.8)	$1,703.7	$ 857.8	$ 3,041.1

(1)	Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.
(2)	Includes $3.0 billion that was refinanced in July 2007.
(3)	Based upon carrying values, including unearned discount; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.
(4)	Rental income balances include payments from lessees on sale-leaseback equipment. See CIT payment schedule below.
(5)	Based upon contractual maturities and assumes no prepayment as management may allow the loans to pay down under contractual terms while seeking opportunities to sell all or parts of the portfolio on economically sound terms and conditions.
(6)	Based upon management’s intent to sell rather than contractual maturities of underlying assets.

Commitment Expiration for the twelve months ended June 30 (dollars in millions)

	Total	2008	2009	2010	2011	2012+
Credit extensions	$11,880.3	$1,988.7	$1,213.8	$2,359.0	$1,711.5	$4,607.3
Aircraft purchases	7,020.0	1,505.0	1,237.0	906.0	942.0	2,430.0
Letters of credit	1,097.5	1,044.8	10.8	0.2	28.8	12.9
Sale-leaseback payments	1,739.2	126.7	125.5	128.3	134.5	1,224.2
Manufacturer purchase commitments	1,011.8	608.9	362.2	40.7	–	–
Guarantees, acceptances and other recourse obligations	157.8	141.4	–	–	3.4	13.0
Liabilities for unrecognized tax obligations	214.8	–	214.8	–	–	–

Total contractual commitments	$23,121.4	$5,415.5	$3,164.1	$3,434.2	$2,820.2	$8,287.4

On June 20, 2007, CIT entered into an amendment to a prior purchase agreement with Airbus Industrie to acquire twenty-five new A320 family aircraft, along with options for additional A320 aircraft, and seven A350XWB aircraft. Five of the A350XWB aircraft replace five A350 aircraft previously ordered by CIT, which had a list price at the time of order of $810 million. The total value based on current manufacturer’s list prices is approximately $3.3 billion. Deliveries of the A350XWB aircraft are scheduled for 2014 through 2016. Deliveries of the A320 family aircraft are scheduled for 2010 through 2012 and are in addition to pending orders of other Airbus A320 and A330 aircraft types that remain subject to previous purchase agreements.

On July 2, 2007, CIT entered into an amendment to a prior purchase agreement with The Boeing Company to acquire five new 787 Dreamliner aircraft with deliveries scheduled for 2015. The total value based on current manufacturer’s list prices is approximately $810 million. These five aircraft commitments are not included in the above table.

Actual purchase prices at delivery will be lower than the list prices based upon available discount levels, offset by price

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures About Market Risk	43

escalators based on changes in certain specified price indexes, and will be further affected by the aircraft specifications.

CIT files tax returns in various states, provinces, and countries. The Company’s U.S. Federal income tax returns for 2002 through 2004 are currently under examination by the Internal Revenue Service. The audits of the 1997 through 2001 years have been returned by Appeals to the examining agent for further development. The Canadian tax authorities are auditing the September 30, 2002 tax year and are considering issues to which the Company has filed objections or Voluntary Disclosure relating to the 1992 through 2002 tax years. In addition, the Company has subsidiaries that are currently under audit for years ranging from 1997 through 2005. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008. See Note 2 – Adoption of New Accounting Standards for additional information.

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

OFF-BALANCE SHEET ARRANGEMENTS

Securitized Assets (dollars in millions)

	June 30, 2007	December 31, 2006
Securitized Assets:
Corporate Finance	$1,090.7	$1,568.7
Vendor Finance	4,267.1	4,057.8
Consumer and Small Business Lending	569.4	634.8

Total securitized assets	$5,927.2	$6,261.3

Securitized assets as a %
of managed assets	7.4%	8.4%

See Form 10-K for the year ended December 31, 2006 for a description of our securitization programs.

Volume Securitized (dollars in millions)

	2007	2006
Quarters ended June 30,
Corporate Finance	$ 183.9	$ 82.6
Vendor Finance	764.8	774.2

Total volume securitized	$ 948.7	$ 856.8

Six months ended June 30,
Corporate Finance	$ 263.2	$ 163.2
Vendor Finance	1,787.6	1,640.2

Total volume securitized	$2,050.8	$1,803.4

Our retained interests had a carrying value at June 30, 2007 of $1.2 billion. Retained interests are subject to credit and prepayment risk. As of June 30, 2007, approximately 64% of our outstanding securitization pool balances are in conduit structures. Securitized assets are subject to the same credit granting and monitoring processes as our owned portfolio.

Key Securitization Assumptions

The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2007 were as follows:

	Commercial Equipment
	Vendor Finance	Corporate Finance

Weighted average prepayment speed	30.51%	9.00%
Weighted average expected credit losses	0.12%	0.58%
Weighted average discount rate	8.78%	9.00%
Weighted average life (in years)	1.60	1.97

44	CIT GROUP INC

The key assumptions used in measuring the fair value of retained interests in securitized assets at June 30, 2007 were as follows:

	Commercial Equipment		Consumer
	Vendor Finance	Corporate Finance	Home Lending and Manufactured Housing	Recreational Vehicles and Boats
Weighted average prepayment speed	31.67%	9.69%	23.43%	21.50%
Weighted average expected credit losses	0.54%	0.53%	0.64%	0.99%
Weighted average discount rate	8.56%	9.06%	13.00%	15.00%
Weighted average life (in years)	1.37	1.66	3.42	2.45

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

CAPITALIZATION

CAPITAL STRUCTURE

Capital Structure (dollars in millions)

	June 30, 2007	December 31, 2006
Commercial paper, deposits, term debt and secured borrowings	$ 68,497.0	$ 60,454.5

Total common stockholders’ equity	6,813.8	7,251.1
Preferred stock	500.0	500.0

Total stockholders’ equity	7,313.8	7,751.1
Junior subordinated notes	750.0	–
Preferred capital securities(1)	–	250.3

Total stockholders’ equity and preferred capital securities	8,063.8	8,001.4
Goodwill and other intangible assets	(1,382.1)	(1,008.4)
Other tangible equity adjustments(2)	(67.4)	(52.6)

Total tangible stockholders’ capital	6,614.3	6,940.4

Total tangible debt and equity	$ 75,111.3	$ 67,394.9

Tangible capital to managed assets(2)	8.27%	9.36%
Tangible book value per common share(3)	$ 28.13	$ 31.22
(1)	The preferred capital securities were called on March 12, 2007.
(2)	Tangible capital excludes the impact of the changes in fair values of derivatives qualifying as cash flow hedges and certain unrealized gains or losses on retained interests and investments, as these amounts are not necessarily indicative of amounts that will be realized.
(3)	Tangible book value per common share outstanding is the sum of total common stockholders’ equity less goodwill and other intangible assets and other tangible equity adjustments divided by outstanding common stock.

We employ a comprehensive capital allocation framework to determine our capital requirements. Our capital assessments address credit, operational and market risks, with capital assigned to cover each of these risks. Credit risk comprises the largest component of required capital and is assessed utilizing our credit risk management systems, which capture probabilities of default and loss given default for each obligor within our sub-portfolios. The result is a capital allocation for each sub-portfolio ranging from student lending at the low end to aerospace leasing at the high end.

Based upon our capital allocation framework and associated portfolio mix, we determined a capital ratio target, defined as Tangible Equity to Managed Assets (TEMA), of approximately 8.5%. This target capital ratio reflects an excess capital position of approximately $500 million to provide flexibility in responding to business growth opportunities.

The TEMA ratio of 8.27% at June 30, 2007 was impacted by our decision to exit the home lending business and the related fair valuation of the home lending portfolio that resulted in a reduction of capital due to the valuation discount and

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures About Market Risk	45

commensurate reduction in the carrying value of the assets. The largest component of the discount related to estimated credit risk for which capital would otherwise have been required. Therefore the valuation charge effectively reduces the amount of capital required against the discounted portfolio, the impact of which is approximately 50 basis points (8.77% versus 8.27%) relative to consolidated TEMA.

CAPITAL OPTIMIZATION INITIATIVES

In conjunction with ongoing capital optimization initiatives, in the first quarter of 2007 we made a tender offer for $1.25 billion of 7.75% senior notes due in 2012 and called the $250 million in preferred capital securities. The tender for $980.4 million of the notes due in 2012 was settled in March, resulting in a pretax loss of $130.2 million. As the preferred capital securities were a less efficient form of equity capital from the perspective of certain rating agencies and those securities were callable, the Company determined it would be economically advantageous to execute the call provisions on these securities and to replace them with securities that would qualify for a higher level of capital treatment at a lower cost of funds. The preferred capital securities, which had a coupon rate of 7.70% and an original maturity in 2027, were called on March 12 and settled April 10, 2007, resulting in a first quarter pretax loss of $9.1 million. Both of these charges are reflected in the year to date earnings under the caption “Loss on early extinguishments of debt.”

These issues were refinanced at lower rates that are economically favorable, as the net present value of the discounted cash flows, including the associated upfront premiums paid, is positive. The tendered debt was refinanced with extendable 13-month notes whose maximum maturity is five years at an average rate of LIBOR plus 4 basis points. The preferred capital securities were replaced with 60-year 6.10% junior subordinated notes. Prospective interest expense will benefit from the refinancing of these securities at lower rates.

In the first quarter we agreed to purchase $500 million of our common stock through an accelerated stock buyback program. Under this program, which ended on June 28, 2007, we purchased a total of approximately 8.59 million shares.

During the quarter we made progress on several other initiatives, as we:

•	filed a registration statement with the SEC regarding the initial public offering of a portion of our aerospace portfolio;
•	closed the initial public offering of Care Investment Trust Inc., a newly-organized, real estate investment Trust (“REIT”) that will principally invest in healthcare-related commercial mortgage debt and real estate; and
•	closed our first collateralized loan obligation (“CLO”) transaction. See Liquidity Risk Management for discussion of risks impacting our liquidity and capitalization.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We consider accounting estimates relating to the following to be critical in applying our accounting policies:

•	Charge-off of Finance Receivables
•	Impaired Loans
•	Reserve for Credit Losses
•	Retained Interests in Securitizations
•	Lease Residual Values
•	Goodwill and Intangible Assets
•	Income Tax Reserves and Deferred Income Taxes
•	Fair Value Determinations, including assets held for sale

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from what was described in our 2006 Annual Report on Form 10-K.

46	CIT GROUP INC

STATISTICAL DATA

Statistical Data six months ended June 30 (dollars in millions)

	2007	2006
Finance revenue	9.60%	9.79%
Interest expense	5.17%	4.67%
Depreciation on operating lease equipment	1.58%	1.85%

Net finance revenue	2.85%	3.27%
Provision for credit losses	0.41%	0.30%

Net finance revenue, after credit provision	2.44%	2.97%
Other revenue	2.38%	2.06%

Total net revenue, after credit provision	4.82%	5.03%
Valuation allowance for lending receivables held for sale	2.24%	–

Total net revenue after provision and valuation allowance	2.58%	5.03%
Salaries and general operating expenses	2.09%	2.45%
Provision for severance and real estate exit activities	0.10%	0.04%
Loss on early extinguishments of debt	0.39%	–

Income before provision for income taxes	0.00%	2.54%
Provision for income taxes	(0.23)%	(0.78)%
Minority interest, after tax	0.00%	0.00%

Net income before preferred stock dividends	0.23%	1.76%
Preferred stock dividends	(0.04)%	(0.05)%

Net income available to common stockholders	0.19%	1.71%

Average Earning Assets	$ 70,277.0	$ 54,616.9

NON-GAAP FINANCIAL MEASUREMENTS

The SEC adopted regulations that apply to any public disclosure or release of material information that includes a non-GAAP financial measure. The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk contain certain non-GAAP financial measures. The SEC defines a non-GAAP financial measure as a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the financial statements or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

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

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures About Market Risk	47

Non-GAAP Reconciliations

Non-GAAP Reconciliations (dollars in millions)

	June 30, 2007	December 31, 2006
Managed assets(1):
Finance receivables	$ 49,100.1	$ 55,064.9
Operating lease equipment, net	11,932.5	11,017.9
Home lending finance receivables held for sale	10,517.8	–
Financing and leasing assets held for sale – other	2,329.9	1,793.7
Equity and venture capital investments (included in other assets)	151.9	25.4

Total financing and leasing portfolio assets	74,032.2	67,901.9
Securitized assets	5,927.2	6,261.3

Managed assets	$ 79,959.4	$ 74,163.2

Earning assets(2):
Total financing and leasing portfolio assets	$ 74,032.2	$ 67,901.9
Credit balances of factoring clients	(3,911.0)	(4,131.3)

Earning assets	$ 70,121.2	$ 63,770.6

Total capital(3):
Total common stockholders’ equity	$ 6,813.8	$ 7,251.1
Other comprehensive (income) loss relating to derivative financial instruments	(59.5)	(34.2)
Unrealized gain on securitization investments	(8.2)	(18.4)
Goodwill and intangible assets	(1,382.1)	(1,008.4)

Tangible common stockholders’ equity	5,364.0	6,190.1
Preferred stock	500.0	500.0
Preferred capital securities	–	250.3
60 year junior subordinated notes	750.0	–

Total tangible stockholders’ equity	$ 6,614.0	$ 6,940.4

(1)	Managed assets are utilized in certain credit and expense ratios. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.
(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.
(3)	Total tangible stockholders’ equity is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive income and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.

48	CIT GROUP INC

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,”“believe,” “expect,” “estimate,” “plan,”“target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

•	our liquidity risk management,
•	our credit risk management,
•	our asset/liability risk management,
•	our funding, borrowing costs and net finance revenue,
•	our capital, leverage and credit ratings,
•	our operational risks, including success of build-out initiatives, acquisitions and divestitures,
•	legal risks,
•	our growth rates,
•	our commitments to extend credit or purchase equipment, and
•	how we may be affected by legal proceedings.

All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

•	risks of economic slowdown, downturn or recession,
•	industry cycles and trends,
•	demographic trends,
•	risks inherent in changes in market interest rates and quality spreads,
•	funding opportunities and borrowing costs,
•	changes in funding markets, including commercial paper, term debt, bank deposits and the asset-backed securitization markets
•	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,
•	adequacy of reserves for credit losses,
•	risks associated with the value and recoverability of leased equipment and lease residual values,
•	changes in laws or regulations governing our business and operations,
•	changes in competitive factors, and
•	future acquisitions and dispositions of businesses or asset portfolios.

ITEM 4. Controls and Procedures

There have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s second quarter of 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures and have concluded that such procedures are effective as of June 30, 2007.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures About Market Risk	49

Part II. Other Information

ITEM 1. Legal Proceedings

Student Loan Investigation

Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT, is engaged in the student lending business. In connection with investigations into (i) the relationships between student lenders and the colleges and universities that recommend such lenders to their students, and (ii) the business practices of student lenders, CIT and/or SLX have received requests for information from several state Attorneys General and several governmental agencies. CIT’s outside legal counsel conducted a review of the business practices that are the subject of the investigations and has supported CIT in responding to the information requests. In May, 2007, CIT entered into an Assurance of Discontinuance (the “AOD”) with the New York Attorney General (the NYAG”), pursuant to which CIT contributed $3.0 million into a fund established to educate students and their parents concerning student loans and agreed to cooperate with its NYAG’s investigation, in exchange for which, the NYAG agreed to discontinue his investigation concerning certain alleged conduct by SLX. The internal review is ongoing, and CIT is fully cooperating with the remaining investigations.

Vendor Finance Billing and Invoicing Investigation

In the second quarter of 2007, the office of the United States Attorney for the Central District of California requested that CIT produce the billing and invoicing histories for a portfolio of customer accounts that CIT purchased from a third-party vendor. The request was made in connection with an ongoing investigation being conducted by federal authorities into billing practices involving that portfolio. State authorities in California have been conducting a parallel investigation. Neither the federal nor the state authorities have advised CIT of the statutory basis for the investigation, although it appears that the investigations are being conducted under the federal False Claims Act and its California equivalent. CIT is cooperating with these investigations. Based on the facts known to date, CIT cannot determine the result of these investigations at this time.

NorVergence Related Litigation

Several lawsuits were filed against various financial institutions, including CIT, relating to equipment leases acquired by the financial institutions from NorVergence, Inc. (“NorVergence Leases”), a reseller of telecommunications and internet services to businesses. The complaints alleged that NorVergence misrepresented the capabilities of the equipment leased to its customers, overcharged for the equipment, and that the NorVergence Leases are unenforceable. Plaintiffs sought rescission, punitive damages, treble damages and attorneys’ fees. All of these actions as against CIT have been either settled or dismissed, except for one action commenced as a mass action in NorVergence’s bankruptcy case, which currently has only four remaining plaintiffs, and one case commenced as a purported class action in Illinois, which was dismissed in February 2007 and is on appeal to the Seventh Circuit Court of Appeals.

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

Other Litigation

In addition, there are various legal proceedings and government investigations against CIT, which have arisen in the ordinary course of business. While the outcomes of the ordinary course legal proceedings and the related activities are not certain, based on present assessments, management does not believe that they will have a material adverse effect on CIT.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or issue any unregistered equity securities during the quarter ended June 30, 2007. The following table details the repurchase activity of CIT common stock during the quarter ended June 30, 2007:

	Total Number of Shares Purchased	Average Priceas Paid Per Share	Total Number of Shares Purchased Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Balance at March 31, 2007	22,322,802			4,215,596

April 1 - 30, 2007	534,000	$55.95	534,000	3,681,596
May 1 - 31, 2007	425,400	$59.82	425,400	3,256,196
June 1 - 30, 2007	542,000	$57.96	542,000	2,714,196
Accelerated stock repurchase(2)	937,128	$55.50

Total Purchases	2,438,528

Reissuances(1)	1,104,551

Balance at June 30, 2007	23,656,779

(1)	Includes the issuance of shares of our common stock upon exercise of stock options and for the employee stock purchase plan.
(2)	On January 16, 2007, our Board of Directors authorized a $500 million accelerated stock buyback program. This program commenced on January 24, 2007 and concluded on June 28, 2007, during which 8,590,416 total shares were repurchased.

ITEM 3. Defaults Upon Senior Securities None

ITEM 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 8, 2007. The following table sets forth the names of the individuals, comprising all of the directors of CIT, who were elected to the Board of Directors, to serve until the next annual meeting of stockholders, or until a successor is duly elected and qualified, together with the number of votes cast for each director. Also set forth are descriptions of and votes cast for each of the other proposals presented to stockholders at the annual meeting.

Proposal No.	Description	Votes For	Votes Withheld	Votes Abstain
1	Election of Directors:
	GARY C. BUTLER	168,075,627	2,632,721	–
	WILLIAM M. FREEMAN	168,836,924	1,871,424	–
	SUSAN LYNE	168,827,607	1,880,741	–
	MARIANNE MILLER PARRS	168,841,231	1,867,117	–
	JEFFREY M. PEEK	164,365,293	6,343,055	–
	TIMOTHY M. RING	168,837,184	1,871,164	–
	JOHN R. RYAN	168,834,542	1,873,806	–
	SEYMOUR STERNBERG	167,645,540	3,062,808	–
	PETER J. TOBIN	168,830,658	1,877,690	–
	LOIS M. VAN DEUSEN	168,413,996	2,294,352	–

2	Ratification of Independent Accountants	169,395,760	189,032	1,123,556

51

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a) Exhibits

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.3	Certificate of Designations relating to the Company’s 6.350% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

3.4	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

4.1	Form of Certificate of Common Stock of CIT (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

4.2	Indenture dated as of August 26, 2002 by and among CIT Group Inc., The Bank of New York, as successor trustee to J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.), as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

4.3	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and The Bank of New York, as successor trustee to J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (Incorporated by reference to Exhibit 4.4 to Form S-3/A filed by CIT on October 28, 2004).

4.4	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and The Bank of New York, as successor trustee to J.P. Morgan Trust Company, National Association for the issuance of subordinated debt securities (Incorporated by reference to Exhibit 4.5 to Form S-3/A filed by CIT on October 28, 2004).

4.5	Certain instruments defining the rights of holders of CIT’s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

4.6	5-Year Credit Agreement, dated as of October 10, 2003 among J.P. Morgan Securities Inc., a joint lead arranger and bookrunner, Citigroup Global Markets Inc., as joint lead arranger and bookrunner, JP Morgan Chase Bank as administrative agent, Bank of America, N.A. as syndication agent, and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.2 to Form 10-Q filed by CIT on November 7, 2003).

4.7	5-Year Credit Agreement, dated as of April 14, 2004, among CIT Group Inc., the several banks and financial institutions named therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and bookrunners, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A., as syndication agents and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on May 7, 2004).

4.8	5-Year Credit Agreement, dated as of April 13, 2005, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent (incorporated by reference to Exhibit 4.8 to Form 10-K filed by CIT on February 28, 2007).

4.9	5-Year Credit Agreement, dated as of December 6, 2006, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Barclays Capital, as joint

52	CIT GROUP INC

lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Barclays Bank PLC, as syndication agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents (incorporated by reference to Exhibit 4.9 to Form 10-K filed by CIT on February 28, 2007).

4.10	Indenture dated as of January 20, 2006 between CIT Group Inc. and The Bank of New York, as successor trustee to JPMorgan Chase Bank, N.A. for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on August 7, 2006).

4.11	Indenture dated as of January 20, 2006 between CIT Group Inc. and The Bank of New York, as successor trustee to JPMorgan Chase Bank, N.A. for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.4 to Form 10-Q filed by CIT on August 7, 2006).

4.12	Indenture dated as of June 2, 2006 between CIT Group Inc., The Bank of New York, as successor trustee to JPMorgan Chase Bank, N.A. and The Bank of New York, acting through its London Branch, a successor issuing and paying agent, calculation agent, and authentication agent to JPMorgan Chase Bank, N.A., London branch for the issuance of senior notes (incorporated by reference to Exhibit 4.5 to Form 10-Q filed by CIT on August 7, 2006).

4.13	Indenture dated as of June 2, 2006 between CIT Group Inc., The Bank of New York, as successor trustee to JPMorgan Chase Bank, N.A. and The Bank of New York, acting through its London Branch, a successor issuing and paying agent, calculation agent, and authentication agent to JPMorgan Chase Bank, N.A., London branch for the issuance of subordinated notes (incorporated by reference to Exhibit 4.6 to Form 10-Q filed by CIT on August 7, 2006).

4.14	Indenture dated as of November 1, 2006, among CIT Group Funding Company of Canada, CIT Group Inc., and The Bank of New York, for the issuance of senior debt securities of CIT Group Funding Company of Canada and the related guarantees of CIT (incorporated by reference to Exhibit 4.8 to Form 10-Q filed by CIT on November 6, 2006).

10.1	Agreement dated as of June 1, 2001 between CIT Holdings (NV) Inc., a wholly-owned subsidiary of Tyco International Ltd., and CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), a Nevada corporation, regarding transactions between CIT Holdings and CIT (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 7, 2002).

10.2	Form of Separation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.3	Form of Financial Services Cooperation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit [10.3] to Amendment No. 3 to the Registration Statement on Form S-3 filed June 12, 2002).

10.4*	Employment Agreement for Joseph M. Leone dated as of August 1, 2004 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by CIT on November 9, 2004).

10.5*	Employment Agreement for Thomas B. Hallman dated as of August 1, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by CIT on November 9, 2004).

10.6*	Employment Agreement for Lawrence A. Marsiello dated as of August 1, 2004 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by CIT on November 9, 2004).

10.7	2004 Extension and Funding Agreement dated September 8, 2004, by and among Dell Financial Services L.P., Dell Credit Company L.L.C., DFS-SPV L.P., DFS-GP, Inc., Dell Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS Inc., CIT Communications Finance Corporation, and CIT Credit Group USA Inc. (Incorporated by reference to Form 8-K filed by CIT on September 9, 2004).

10.8*	Executive Severance Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.9*	Long-Term Equity Compensation Plan (incorporated by reference to Form DEF-14A filed April 23, 2003).

53

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.11	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.12	Master Confirmation Agreement and the related Supplemental Confirmation dated as of July 19, 2005 between Goldman, Sachs and Co. and CIT Group Inc. relating to CIT’s accelerated stock repurchase program (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by CIT on August 5, 2005).

10.13	Agreement and Plan of Merger, dated as of January 4, 2005, among Education Lending Group, Inc. CIT Group Inc. and CIT ELG Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by CIT on January 6, 2005).

10.14**	Master Confirmation and the related Supplemental Confirmation, each dated as of January 24, 2007, between CIT Group Inc. and BNP Paribas relating to CIT’s accelerated stock repurchase program (incorporated by reference to Exhibit 10.15 to Form 10-K filed by CIT on February 28, 2007).

10.15*	CIT Group Inc. Long – Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by CIT on May 15, 2006).

10.16*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed by CIT on May 15, 2006).

10.17*	Employment Agreement dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed by CIT on September 5, 2006).

10.18*	Forms of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreements (incorporated by reference to Exhibit 10.19 to Form 10-K filed by CIT on February 28, 2007).

10.19*	Forms of CIT Group Inc. Long-Term Incentive Plan Performance Share Award Agreements (incorporated by reference to Exhibit 10.20 to Form 10-K filed by CIT on February 28, 2007).

10.20*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.21 to Form 10-K filed by CIT on February 28, 2007).

10.21*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreements (incorporated by reference to Exhibit 10.22 to Form 10-K filed by CIT on February 28, 2007).

10.22*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to Form 10-K filed by CIT on February 28, 2007).

12.1	CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

31.1	Certification of Jeffrey M. Peek pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Leone pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

54	CIT GROUP INC

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
August 7, 2007

55