Form 10-Q
period 2007-09-30
CIT GROUP INC
filed 2007-11-05
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	or	|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

[As of October 31, 2007, there were 189,628,776 shares of the registrant’s common stock outstanding.]

CONTENTS

Part One—Financial Information:

ITEM 1.	Consolidated Financial Statements	2
	Consolidated Balance Sheets (Unaudited)	2
	Consolidated Statements of Income (Unaudited)	3
	Consolidated Statement of Stockholders’ Equity (Unaudited)	4
	Consolidated Statements of Cash Flows (Unaudited)	5
	Notes to Consolidated Financial Statements	6-24

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	and

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25-52

ITEM 4.	Controls and Procedures	52

Part Two—Other Information:

Table of Contents	1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) – Assets (dollars in millions – except share data)

	September 30, 2007	December 31, 2006
Financing and leasing assets held for investment:
Finance receivables, including receivables pledged of $23,396.6 and $4,311.6	$ 61,752.4	$ 55,064.9
Reserve for credit losses	(535.0)	(659.3)

Net finance receivables	61,217.4	54,405.6
Operating lease equipment, net	11,930.3	11,017.9
Financing and leasing assets held for sale	3,878.5	1,793.7
Cash and cash equivalents, including $329.1 and $179.0 restricted	4,998.0	4,458.4
Retained interest in securitizations and other investments	1,428.4	1,059.4
Goodwill and intangible assets, net	1,459.1	1,008.4
Other assets	4,026.7	3,324.5

Total Assets	$ 88,938.4	$ 77,067.9

CONSOLIDATED BALANCE SHEETS - Liabilities and Stockholders’ Equity

Debt:
Commercial paper	$ 3,559.4	$ 5,365.0
Deposits	3,023.7	2,399.6
Non-recourse, secured borrowings	14,838.0	4,398.5
Variable-rate senior unsecured notes	22,221.5	19,184.3
Fixed-rate senior unsecured notes	28,383.9	29,107.1
Junior subordinated notes	750.0	—
Preferred capital securities	—	250.3

Total debt	72,776.5	60,704.8
Credit balances of factoring clients	4,527.2	4,131.3
Accrued liabilities and payables	4,410.9	4,440.8

Total Liabilities	81,714.6	69,276.9
Commitments and Contingencies (Note 11)
Minority interest	54.4	39.9
Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized
Issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	350.0
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	150.0
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 214,382,239 and 213,555,940	2.1	2.1
Outstanding: 189,619,817 and 198,295,376
Paid-in capital, net of deferred compensation of $59.4 and $68.7	10,690.3	10,678.9
Accumulated deficit	(2,967.9)	(2,838.9)
Accumulated other comprehensive income	200.4	129.6
Less: treasury stock, 24,762,422 and 15,260,564 shares, at cost	(1,255.5)	(720.6)

Total Common Stockholders’ Equity	6,669.4	7,251.1

Total Stockholders’ Equity	7,169.4	7,751.1

Total Liabilities and Stockholders’ Equity	$ 88,938.4	$ 77,067.9

See Notes to Consolidated Financial Statements.

2	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (dollars in millions - except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Finance revenue	$ 1,810.0	$ 1,471.5	$ 5,185.3	$ 4,145.4
Interest expense	975.4	768.8	2,791.7	2,044.8
Depreciation on operating lease equipment	304.7	256.5	860.6	762.1

Net finance revenue	529.9	446.2	1,533.0	1,338.5
Provision for credit losses	64.2	72.5	208.3	154.0

Net finance revenue, after credit provision	465.7	373.7	1,324.7	1,184.5
Valuation allowance for receivables held for sale	465.5	15.0	1,253.4	15.0

Total net revenue, after credit provision and
valuation allowance	0.2	358.7	71.3	1,169.5
Other income	276.3	339.7	1,114.0	903.3

Total net finance revenue, and other income	276.5	698.4	1,185.3	2,072.8
Salaries and general operating expenses	367.9	351.7	1,101.7	1,019.6
Provision for severance and real estate exiting activities	41.9	8.5	76.8	19.6
Loss on early extinguishments of debt	—	—	139.3	—

Income (loss) before provision for income taxes	(133.3)	338.2	(132.5)	1,033.6
Benefit (provision) for income taxes	95.6	(39.7)	176.1	(252.9)
Minority interest, after tax	(1.1)	(0.2)	(1.4)	(1.5)

Net income (loss) before preferred stock dividends	(38.8)	298.3	42.2	779.2
Preferred stock dividends	(7.5)	(7.5)	(22.5)	(22.7)

Net income (loss) available (attributable) to common stockholders	$ (46.3)	$ 290.8	$ 19.7	$ 756.5

Per common share data
Basic earnings (loss) per share	$ (0.24)	$ 1.46	$ 0.10	$ 3.80
Diluted earnings (loss) per share	$ (0.24)	$ 1.44	$ 0.10	$ 3.72
Number of shares - basic (thousands)	189,930	198,724	191,946	199,113
Number of shares - diluted (thousands)	189,930	202,151	194,933	203,498
Dividends per common share	$ 0.25	$ 0.20	$ 0.75	$ 0.60

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial statements	3

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2006	$500.0	$ 2.1	$10,678.9	$(2,838.9)	$129.6	$ (720.6)	$ 7,751.1

Beginning accumulated deficit adjustment due to adoption of new accounting standards (see Note 1)				0.1			0.1

Net income before preferred stock dividends				42.2			42.2
Foreign currency translation adjustments					138.6		138.6
Change in fair values of derivatives
qualifying as cash flow hedges					(64.1)		(64.1)
Unrealized loss on securitization
investments, net					(11.3)		(11.3)
Minimum pension liability adjustment					7.6		7.6

Total comprehensive income							113.0

Cash dividends - common				(148.8)			(148.8)
Cash dividends - preferred				(22.5)			(22.5)
Stock repurchase agreement			(5.9)			(494.1)	(500.0)
Restricted stock expense			24.4				24.4
Stock option expense			18.6				18.6
Treasury stock purchased, at cost						(224.2)	(224.2)
Issuance of treasury stock, including option-related tax benefits			(25.0)			182.3	157.3
Employee stock purchase plan participation			(0.7)			1.1	0.4

September 30, 2007	$500.0	$ 2.1	$10,690.3	$(2,967.9)	$200.4	$ (1,255.5)	$ 7,169.4

See Notes to Consolidated Financial Statements.

4	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, (dollars in million)

	2007	2006
Cash Flows From Operations
Net income before preferred stock dividends	$ 42.2	$ 779.2
Adjustments to reconcile net income to net cash flows from operations:
Depreciation, amortization and accretion	908.8	815.5
Gains on equipment, receivable and investment sales	(479.1)	(234.6)
Valuation allowance for receivables held for sale	1,253.4	—
Loss on early extinquishments of debt	139.3	—
Provision for credit losses	208.3	154.0
Provision for deferred federal income taxes	(252.8)	37.0
Share-based compensation amortization	42.6	58.6
Increase in finance receivables held for sale	(130.7)	(37.4)
Increase in other assets	(1,035.3)	(200.0)
(Decrease) increase in accrued liabilities and payables	453.9	(307.2)

Net cash flows provided by operations	1,150.6	1,065.1

Cash Flows From Investing Activities
Finance receivables extended and purchased	(56,470.8)	(59,151.9)
Principal collections of finance receivables and investments	45,283.8	46,079.4
Proceeds from asset and receivable sales	6,560.4	6,115.4
Purchases of assets to be leased and other equipment	(1,990.0)	(1,869.7)
Acquisitions, net of cash acquired	(3,965.6)	(153.0)
Net (increase) in short-term factoring receivables	(508.6)	(584.0)

Net cash flows (used for) investing activities	(11,090.8)	(9,563.8)

Cash Flows From Financing Activities
Proceeds from the issuance of unsecured notes, deposits and non-recourse borrowings	20,897.5	18,566.5
Repayments of unsecured notes, deposits and non-recourse borrowings	(8,218.1)	(9,292.3)
Net decrease in commercial paper	(1,805.6)	(562.5)
Net repayments of non-recourse leveraged lease debt	(27.3)	(141.1)
Net increase in security deposits and maintenance funds	206.4	83.5
Treasury stock repurchases	(718.3)	(243.3)
Treasury stock issuances	183.4	131.8
Cash dividends paid	(171.3)	(145.0)
Excess tax benefit related to share-based compensation	25.2	17.1
Other	(42.2)	27.2

Net cash flows provided by financing activities	70,329.7	8,441.9

Net increase (decrease) in cash and cash equivalents	389.5	(56.8)
Unrestricted cash and cash equivalents, beginning of period	4,279.4	3,347.5

Unrestricted cash and cash equivalents, end of period	$ 4,668.9	$ 3,290.7

Supplementary Cash Flow Disclosure
Interest paid	$ 2,083.0	$ 1,617.3
Federal, foreign, state and local income taxes paid, net	$ 191.9	$ 111.3
Supplementary Non-cash Disclosure
Non-cash transfer of home lending receivables from held for investment to held for sale	$ 1,390.3	—

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial Statements	5

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

CIT Group Inc., a Delaware corporation (“we,” “CIT” or the “Company”), is a global commercial finance company that was founded in 1908. CIT provides financing and leasing capital for companies and consumers in a wide variety of industries, offering vendor, equipment, commercial, factoring, student lending and structured financing products, as well as management advisory services. CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region.

Basis of Presentation

These financial statements have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT’s financial position and results of operations. Certain prior period amounts have been conformed to the current year presentation including segment data as explained in Note 4 and certain cash flow balances detailed below.

Commencing with the presentation of the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007, the Company has revised the classification of cash flow changes in security deposits and aerospace equipment maintenance funds and included these amounts as a separate line item within “Cash Flows From Financing Activities”. Previously, these changes had been included in the line item Increase (decrease) in accrued liabilities and payables in “Cash Flows from Operations”. The presentation of corresponding 2006 balances has been conformed to this presentation. The effect of the revision to the previously issued September 2006 cash flow statement is a reduction of $83.5 million from cash flows from operations, and corresponding increase in cash flows from financing activities.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet to be recognized in the financial statements. The Company applied FIN 48 to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation. As a result of the implementation of FIN 48, the Company recognized an increase of $6.4 million in tax liabilities and a corresponding increase to accumulated deficit, bringing the liabilities for uncertain tax positions to $211.0 million as of January 1, 2007 (including $23.2 million for the potential payment of interest and penalties). In the event that unrecognized tax benefits are realized and interest and penalties are not assessed with respect to uncertain tax positions, the tax provision will be reduced prospectively.

During the nine months ended September 30, 2007, the Company recognized in earnings a $6.7 million increase in the liability for uncertain tax positions and a $1.5 million decrease in potential interest and penalties associated with uncertain tax positions. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008. The Company recognizes potential interest and penalties related to uncertain tax positions within the provision for income taxes in accordance with existing accounting policy.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to selectively elect fair value measurement for financial assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s financial statements.

6	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – FINANCE RECEIVABLES

The tables that follow present Finance receivables held for investment, Finance receivables held for sale and Finance receivables pledged by type of receivable.

FINANCE RECEIVABLES (dollars in millions)

	September 30, 2007	December 31, 2006
Finance receivables held for investment:
Home lending	$ 9,156.2	$ 9,861.3
Other	52,596.2	45,203.6

	$ 61,752.4	$ 55,064.9

The finance receivables above include the following receivables pledged in connection with various secured financings.
Finance receivables pledged:
Home lending	$ 7,241.7	$ —
Student lending	8,523.5	4,031.1
Other	7,631.4	280.5

Total	$ 23,396.6	$ 4,311.6

Finance receivables held for sale:
Home lending	$ 902.1	$ 240.0
Other	2,976.4	1,553.7

	$ 3,878.5	$ 1,793.7

The carrying values of Home lending receivables held for investment at September 30, 2007 include a discount of $601.0 million, or 6.2% of remaining unpaid principal balance (UPB). The Home lending receivables held for sale are presented net of $470.5 million (34.3% of UPB) of valuation allowance related to a lower of cost or market adjustment.

At June 30, 2007, it was not the Company’s intention to hold the home lending portfolio for the foreseeable future or until maturity. Accordingly, management determined that the entire home lending receivables portfolio no longer qualified as assets held for investment under generally accepted accounting principles (GAAP), and the portfolio was transferred to assets held for sale at that time and reduced to the lower of cost or market as required by GAAP. The valuation adjustment as of June 30, 2007, reflected a discount of $707.7 million (6.3%) to the portfolio balance of $11.3 billion UPB, based on management’s estimate of fair value, which considered relevant observable market valuation data.

Management’s continued objective is to maximize both the recoverable value of the portfolio and the value of the home lending servicing platform. Given the state of the U.S. residential mortgage market and the global capital markets in the third quarter, and management’s view that these conditions may persist for an extended period, management determined that an orderly run-off of a substantial portion of the Company’s home lending receivables portfolio, rather than a sale under current market conditions, would produce the best economic outcome for the Company’s shareholders. Accordingly, $9.7 billion in UPB of the $11.1 billion UPB of home lending receivables were transferred at the lower of cost or market from assets held for sale to assets held for investment as of September 30, 2007. Management intends to hold these home lending assets over their remaining lives and liquidate them in accordance with their contractual terms.

Consistent with management’s determination to hold certain assets for the foreseeable future, $7.2 billion UPB of the portfolio was pledged against non-recourse secured financing of $4.3 billion. In October 2007, an additional $0.8 billion was borrowed against the same collateral pool. This transaction, which management viewed as an attractive alternative to sales in the current market, encumbers the assets for their remaining lives, as the Company is not permitted to withdraw assets from the bankruptcy-remote vehicle to which the $7.2 billion of collateral was transferred and substitute comparable assets.

In October, management sold approximately $875 million UPB of non-performing and delinquent loans (classified in assets held for sale at September 30, 2007) at prices approximating their September 30, 2007 carrying value. We are continuing to market the $498 million UPB of manufactured housing receivables remaining in held-for-sale. These assets will continue to be accounted for on a lower of cost or market basis.

Though the Company did not early adopt SFAS 157 Fair Value Measurements, management considered the guidance in SFAS 157 with respect to home lending assets. In determining fair value, the home lending receivables portfolio was stratified into groups of similar assets, and the estimated fair values for each group were based on observable market transactions for similar assets or other relevant observable market data, including third party bids when available.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. In periods where there is net income attributable to common shareholders, the diluted EPS computation includes the potential impact of dilutive securities, including stock options and unvested restricted stock grants. The dilutive effect of stock options and unvested restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options and grants that do not have a current dilutive effect are excluded from the denominator in the calculations. These amounts averaged approximately 12.7 million and 14.2 million shares for the quarters ended September 30, 2007 and 2006, and 12.1 million shares and 13.9 million shares for the nine months ended September 30, 2007 and 2006.

Item 1: Consolidated Financial Statements	7

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

Earnings Per Share (dollars in millions, except per share amount; shares in thousands)

	2007			2006
	Net Income / (Loss)	Common Shares	Per Share Amount	Net Income	Common Shares	Per Share Amount
Quarters Ended September 30,
Basic EPS	$(46.3)	189,930	$(0.24)	$290.8	198,724	$1.46
Effect of dilutive securities:
Restricted shares		—			412
Performance shares		—			1,239
Stock options		—			1,776

Diluted EPS	$(46.3)	189,930	$(0.24)	$290.8	202,151	$1.44

Nine Months Ended September 30,
Basic EPS	$19.7	191,946	$0.10	$756.5	199,113	$3.80
Effect of dilutive securities:
Restricted shares		91			872
Performance shares		1,181			1,176
Stock options		1,715			2,337

Diluted EPS	$19.7	194,933	$0.10	$756.5	203,498	$3.72

NOTE 4 - BUSINESS SEGMENT INFORMATION

Beginning with the first quarter of 2007, we refined our capital allocation factors and also began allocating certain expenses to our segments to measure segment performance on a more fully “loaded” basis. These expenses include equity-based compensation and corporate support costs, as well as a portion of the provisions for credit losses, and had previously been recorded in Corporate and Other. Certain other expenses are not allocated to the operating segments. These are reported in Corporate and Other and consist primarily of the following: (1) certain funding costs, as the segment results reflect debt transfer pricing that matches assets (as of the origination date) with liabilities from an interest rate and maturity perspective; (2) certain tax provisions and benefits; (3) a portion of credit loss provisioning in excess of amounts recorded in the segments; and (4) interest and dividends on preferred securities, as segment risk adjusted returns are based on the allocation of common equity.

Effective with the third quarter of 2007, consistent with recent management changes, the home lending business is being reported as a separate segment, and the student lending and consumer loan businesses (previously all reported in the Consumer and Small Business Lending segment) are reported in the Consumer segment. Also, the small business lending business was transferred from the former Consumer and Small Business Lending segment to the Corporate Finance segment during the quarter. Prior year amounts have been conformed to the current year presentation.

8	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Home Lending	Consumer Lending	Total Segments	Corporate and Other	Consolidated
Quarter Ended September 30, 2007
Net finance revenue, before depreciation	$ 170.1	$ 229.8	$ 45.1	$ 306.4	$ 68.1	$ 36.6	$ 856.1	$ (21.5)	$ 834.6
Depreciation on operating lease equipment	7.5	136.7	—	160.8	—	—	305.0	(0.3)	304.7
Provision (recovery) for credit losses	13.0	(3.0)	7.8	7.5	0.4	13.3	39.0	25.2	64.2
Valuation allowance for receivables held for sale	—	—	—	—	465.5	—	465.5	—	465.5
Other income	99.2	20.4	72.3	76.8	(0.7)	7.3	275.3	1.0	276.3
Total net finance revenue, and other income	248.8	116.5	109.6	214.9	(398.5)	30.6	321.9	(45.4)	276.5
Provision for severance and real estate
exit activities	—	—	—	—	39.6	—	39.6	2.3	41.9
Benefit (provision) for income taxes	(47.8)	(10.5)	(26.7)	(32.4)	178.6	(2.7)	58.5	37.1	95.6
Net income (loss) available (attributable)
to common stockholders	83.3	70.3	43.5	58.2	(290.6)	9.4	(25.9)	(20.4)	(46.3)
Quarter Ended September 30, 2006
Net finance revenue, before depreciation	$ 155.6	$ 172.6	$ 41.3	$ 259.9	$ 53.0	$ 28.5	$ 710.9	$ (8.2)	$ 702.7
Depreciation on operating lease equipment	7.5	112.8	—	136.1	—	—	256.4	0.1	256.5
Provision (recovery) for credit losses	6.5	—	16.7	8.4	17.0	4.0	52.6	19.9	72.5
Valuation allowance for receivables held for sale	—	15.0	—	—	—	—	15.0	—	15.0
Other income	128.8	16.9	77.3	94.9	14.3	13.6	345.8	(6.1)	339.7
Total net finance revenue, and other income	270.4	61.7	101.9	210.3	50.3	38.1	732.7	(34.3)	698.4
Provision for severance and real estate
exit activities	—	—	—	—	—	—	—	8.5	8.5
(Provision) benefit for income taxes	(54.5)	56.5	(23.4)	(46.2)	(5.6)	(5.7)	(78.9)	39.2	(39.7)
Net income (loss) available (attributable)
to common stockholders	93.6	86.8	39.1	60.5	11.7	12.7	304.4	(13.6)	290.8
Nine Months Ended September 30, 2007
Net finance revenue, before depreciation	$ 523.4	$ 667.5	$ 128.5	$ 849.8	$ 180.1	$ 103.9	$ 2,453.2	$ (59.6)	$ 2,393.6
Depreciation on operating lease equipment	27.9	407.2	—	426.0	—	—	861.1	(0.5)	860.6
Provision (recovery) for credit losses	44.9	(25.1)	26.0	23.7	95.9	29.0	194.4	13.9	208.3
Valuation allowance for receivables held for sale	22.5	—	—	—	1,230.9	—	1,253.4	—	1,253.4
Other income	530.2	57.5	206.5	267.4	19.2	42.5	1,123.3	(9.3)	1,114.0
Total net finance revenue, and other income	958.3	342.9	309.0	667.5	(1,127.5)	117.4	1,267.6	(82.3)	1,185.3
Benefit (provision) for severance and real estate
exit activities	—	—	—	—	39.6	—	39.6	37.2	76.8
Loss on early extinguishments of debt	—	—	—	—	—	—	—	139.3	139.3
Benefit (provision) for income taxes	(226.1)	(28.9)	(71.7)	(102.9)	461.8	(10.5)	21.7	154.4	176.1
Net income (loss) available (attributable) to common stockholders	382.7	209.6	116.2	204.5	(800.5)	35.9	148.4	(128.7)	19.7
Total financing and leasing assets	21,509.0	13,102.9	7,945.9	12,686.7	10,058.3	12,420.1	77,722.9	—	77,722.9
Nine Months Ended September 30, 2006
Net finance revenue, before depreciation	$ 448.6	$ 531.9	$ 118.4	$ 787.2	$ 155.7	$ 83.3	$ 2,125.1	$ (24.5)	$ 2,100.6
Depreciation on operating lease equipment	24.0	328.1	—	410.0	—	—	762.1	—	762.1
Provision (recovery) for credit losses	10.6	1.0	29.1	36.0	50.4	10.4	137.5	16.5	154.0
Valuation allowance for receivables held for sale	—	15.0	—	—	—	—	15.0	—	15.0
Other income	283.3	56.2	216.7	275.9	38.2	37.8	908.1	(4.8)	903.3
Total net finance revenue, and other income	697.3	244.0	306.0	617.1	143.5	110.7	2,118.6	(45.8)	2,072.8
(Provision) benefit for severance and real estate
exit activities	—	—	—	—	—	—	—	19.6	19.6
(Provision) benefit for income taxes	(128.0)	53.4	(70.4)	(120.4)	(16.2)	(6.9)	(288.5)	35.6	(252.9)
Net income (loss) available (attributable)
to common stockholders	225.8	200.8	118.2	198.6	27.2	24.7	795.3	(38.8)	756.5
Total financing and leasing assets	19,513.1	11,026.4	7,484.9	8,594.5	10,283.9	8,527.2	65,430.0	—	65,430.0

Item 1: Consolidated Financial Statements	9

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONCENTRATIONS

The following table summarizes the geographic and industry compositions (by obligor) of owned financing and leasing assets and other equity investments.

Concentrations (dollars in millions)

	September 30, 2007		December 31, 2006
Geographic
Northeast	$14,717.7	18.9%	$12,715.5	18.7%
Midwest	13,425.6	17.3%	11,994.2	17.7%
West	13,364.6	17.2%	12,113.2	17.9%
Southeast	10,258.3	13.2%	10,079.1	14.8%
Southwest	7,028.7	9.1%	6,642.1	9.8%

Total U.S.	58,794.9	75.7%	53,544.1	78.9%
Canada	4,530.4	5.8%	3,823.3	5.6%
Other international	14,397.6	18.5%	10,534.5	15.5%

Total	$77,722.9	100.0%	$67,901.9	100.0%

Industry
Student lending	$11,551.9	14.9%	$ 8,772.7	12.9%
Manufacturing(1)(5)	10,279.7	13.2%	8,383.3	12.3%
Home mortgage(6)	9,931.1	12.8%	10,087.8	14.9%
Commercial airlines (including regional airlines)	8,266.2	10.6%	7,344.0	10.8%
Retail(2)	7,998.8	10.3%	6,759.0	10.0%
Service industries	4,867.7	6.3%	3,966.4	5.8%
Healthcare	3,998.3	5.1%	3,388.4	5.0%
Transportation(3)	3,081.4	4.0%	3,063.9	4.5%
Wholesaling	1,833.3	2.4%	2,485.0	3.7%
Consumer — non-real estate(4)	1,475.8	1.9%	1,426.1	2.1%
Other (no industry greater than 2.0%)(5)	14,438.7	18.5%	12,225.3	18.0%

Total	$77,722.9	100.0%	$67,901.9	100.0%

(1)	Includes manufacturers of apparel (2%), followed by food and kindred products, steel and metal products, transportation equipment, industrial machinery and equipment, electronic equipment, textiles, printing and other industries.
(2)	Includes retailers of apparel (4.1%) and general merchandise (3.8%).
(3)	Includes rail, bus, over-the-road trucking industries and business aircraft.
(4)	Includes receivables from consumers for products in various industries such as computers and related equipment, recreational vehicles and marine.
(5)	Total exposure to manufacturers of automobile and related suppliers included in Manufacturing and Other was less than 1% of total financing and leasing assets at September 30, 2007.
(6)	Geographic concentrations by region for home lending include $2.1 billion northeast, $1.9 billion Midwest, $2.9 billion west, $2.2 billion southeast and $0.9 billion southwest. The top 5 states include California ($1.8 billion), Florida ($0.9 billion), New York ($0.7 billion), Texas ($0.7 billion), and Illinois ($0.5 billion).

10	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RETAINED INTERESTS IN SECURITIZATIONS AND OTHER INVESTMENTS

The following table details the components of retained interests in securitizations and other investments.

Retained Interests and Other Investments (dollars in millions)

	September 30, 2007	December 31, 2006
Retained interests in commercial loans:
Retained subordinated securities	$ 465.9	$ 304.3
Interest-only strips	518.7	395.5
Cash reserve accounts	263.6	318.7

Total retained interests in commercial loans	1,248.2	1,018.5

Retained interests in home lending consumer loans:
Retained subordinated securities	28.1	34.8
Interest-only strips	9.1	6.1

Total retained interests in consumer loans	37.2	40.9

Total retained interests in securitizations	1,285.4	1,059.4
Other investments	143.0	—

Total	$1,428.4	$1,059.4

The increase in retained interests in commercial loans reflect the securitization of approximately $350 million of small business lending receivables during the third quarter of 2007.

During the June 2007 quarter, CIT sold assets into a newly established healthcare real estate investment trust (“REIT”) and a collateralized loan obligation (“CLO”). CIT’s equity interest of $90.6 million in the REIT, $6.8 million in the CLO and various other investments of $45.6 million are shown in the above table as other investments.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the components of accumulated other comprehensive income, net of tax.

Accumulated Other Comprehensive Income (dollars in millions)

	September 30, 2007	December 31, 2006
Unrealized (loss) gain in fair values of derivatives qualifying as cash flow hedges	$ (29.9)	$ 34.2
Foreign currency translation adjustments	270.8	132.2
Minimum pension liability adjustments	5.1	(2.5)
Unfunded pension and post-retirement benefit liabilities(1)	(52.7)	(52.7)
Unrealized gain on retained interests and other investments	7.1	18.4

Total accumulated other comprehensive income	$ 200.4	$ 129.6

(1)	The adoption of SFAS 158 at December 31, 2006 resulted in recording various unfunded post-retirement liabilities.

The change in fair values of derivatives qualifying as cash flow hedges related to variations in market interest rates, as these derivatives hedge the interest rate variability associated with an equivalent amount of variable-rate debt, including commercial paper. See Note 8 for additional information. The change in foreign currency translation adjustments during 2007 reflects the strengthening of various foreign currencies during the period, particularly the Canadian Dollar, the Euro, and the British Pound, partially offset by corresponding hedging activity on an after tax basis.

The total comprehensive loss for the quarter ended September 30, 2007 was $55.5 million, versus total comprehensive income of $240.9 million for the quarter ended September 30, 2006. Total comprehensive income for the nine months ended September 30, 2007 and 2006 was $113.0 million and $829.5 million.

The components of the adjustment to Accumulated Other Comprehensive Income for derivatives qualifying as hedges of future cash flows are presented in the following table.

Item 1: Consolidated Financial Statements	11

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Fair Values of Derivatives Qualifying as Cash Flow Hedges (dollars in millions)

	Fair Value Adjustments of Derivatives	Income Tax Effects	Total Unrealized Gain
Balance at December 31, 2006 — unrealized gain	$ 59.2	$ (25.0)	$ 34.2
Changes in values of derivatives qualifying as cash flow hedges	(105.1)	41.0	(64.1)

Balance at September 30, 2007 — unrealized loss	$(45.9)	$ 16.0	$(29.9)

The unrealized loss as of September 30, 2007 reflects lower market interest rates since the inception of the hedges. The Accumulated Other Comprehensive Loss (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining lives of the swaps. Assuming no change in interest rates, approximately $(12.0) million, net of tax, of the Accumulated Other Comprehensive Loss relating to derivatives qualifying as cash flow hedges as of September 30, 2007 is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company executes derivative transactions to hedge economic exposures. The majority of these transactions qualify for hedge accounting. The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged positions.

Interest Rate Swaps (dollars in millions)

September 30, 2007	December 31, 2006	Hedged Item	Hedge Classification
Variable- to fixed-rate swaps(1)
$ 2,897.6	$ 2,663.5	Cash flow variability related to forecasted commercial paper issuances	Cash flow
11,321.3	9,435.7	Cash flow variability associated with specific	Cash flow
		variable-rate term debt
$14,218.9	$12,099.2

Fixed-rate to variable-rate swaps(2)
$13,660.3	$14,026.0	Specific fixed-rate term debt	Fair value

(1)	CIT pays a fixed rate of interest and receives a variable rate of interest. These swaps hedge the cash flow variability associated with forecasted commercial paper issuances and specific variable-rate debt.
(2)	CIT pays a variable rate of interest and receives a fixed rate of interest. These swaps hedge specific fixed-rate debt instruments.

12	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the notional principal amounts of cross-currency swaps by class and the corresponding hedged positions.

Cross-currency Swaps (dollars in millions)

September 30, 2007	December 31, 2006	Hedged Item	Hedge Classification	Description

$4,026.5	$3,905.5	Foreign denominated debt	Foreign currency fair value	CIT pays a U.S. variable rate of interest and receives a variable foreign rate of interest. These swaps hedge the fair value changes in foreign currency associated with specific foreign denominated debt and are designated as foreign currency fair value hedges.

249.5	249.5	Foreign denominated fixed-rate debt	Foreign currency cash flow

CIT pays a U.S. fixed rate of interest and receives a fixed foreign rate of interest. These swaps hedge the currency cash flow variability associated with payments on specific foreign denominated fixed-rate debt and are designated as foreign currency cash flow hedges.

27.7	115.3	Foreign currency loans to subsidiaries	Foreign currency cash flow

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

$4,303.7	$4,275.2

CIT sells various foreign currencies forward. These contracts are designated as either cash flow hedges of specific foreign denominated inter-company receivables or as net investment hedges of foreign denominated investments in subsidiaries. The following table presents the notional principal amounts of foreign currency forward exchange contracts and the corresponding hedged positions.

Foreign Currency Forward Exchange Contracts (dollars in millions)

September 30, 2007	December 31, 2006	Hedged Item	Hedge Classification
$ 3,616.8	$ 4,205.9	Foreign currency equity investments in subsidiaries	Foreign currency net investment

1,036.8	904.1	Foreign currency	Foreign currency
		loans to subsidiaries	cash flow

$ 4,653.6	$ 5,110.0

Item 1: Consolidated Financial Statements	13

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2005, CIT executed a natural gas commodity swap whereby CIT received payments based on a fixed rate for natural gas and made payments based on an energy index. This swap hedged forecasted index-based revenues from a specific energy generation facility and was accounted for as a cash flow hedge. The swap was unwound in July 2007 without material financial impact. During 2007, approximately $2.5 million (pretax gain) of ineffectiveness was recorded in earnings prior to the unwind.

The table that follows summarizes the notional amount of economic hedges that do not qualify for hedge accounting under SFAS 133.

Non-hedge Accounting Derivatives (dollars in millions)

September 30, 2007	December 31, 2006	Type of Swaps / Caps
$ 14,106.4	$ 1,365.1	U.S. dollar interest rate swaps
2,462.0	946.8	Interest rate caps
334.0	307.0	Cross-currency swaps
276.6	213.0	Foreign currency interest rate swaps
148.0	128.0	Credit default swaps

$ 17,327.0	$ 2,959.9	Total

The table above primarily includes the following: (1) $11.6 billion in notional amount of U.S. dollar interest rate swaps executed in conjunction with the third quarter on balance sheet securitization of home lending receivables, whereby CIT entered into offsetting swap transactions with the bankruptcy remote securitization trust formed for the transaction and with a third party commercial bank, each totaling $5.8 billion in notional amount and (2) $4.2 billion in notional amount of derivatives related to customer derivative programs at September 30, 2007, comprised of $2.4 billion in interest rate caps and $1.8 billion in U.S. dollar interest rate swaps. These amounts include both derivative transactions with CIT customers, as well as offsetting transactions with third parties with like notional amounts and terms.

CIT also has certain cross-currency swaps, certain U.S. and Canadian dollar interest rate swaps, and interest rate caps that are economic hedges of certain interest rate and foreign currency exposures. The mark-to-market adjustment relating to these derivatives for the quarter and year to date ended September 30, 2007 amounted to a $9.6 million and $9.3 million pretax decrease to earnings, respectively.

CIT entered into credit default swaps, with terms of up to 5 years, to economically hedge certain CIT credit exposures. The change in the fair value adjustment for the quarter and nine months ended September 30, 2007 amounted to pretax gains of $3.5 million and $2.1 million.

In addition to the swaps in the preceding tables, CIT had $2.1 billion in notional amount of interest rate swaps outstanding with securitization trusts at September 30, 2007 and $1.2 billion at December 31, 2006 to protect the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $2.1 billion in notional amount at September 30, 2007 and $1.2 billion at December 31, 2006 to insulate the Company from the related interest rate risk.

Hedge ineffectiveness occurs in certain cash flow hedges, and was recorded as either an increase or decrease to interest expense as presented in the following table.

Hedge Ineffectiveness (dollars in millions)

	Ineffectiveness	Increase/ Decrease to Interest Expense
Quarter ended September 30, 2007	$0.1	Decrease
Quarter ended September 30, 2006	—	—
Nine months ended September 30, 2007	$0.2	Decrease
Nine months ended September 30, 2006	—	—

NOTE 9 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT has multiple programs with Dell, which cover vendor financing programs in the U.S., Canada, Europe, Latin America, Asia and Australia. The largest program involves the Dell Financial Services (DFS) joint venture, which covers originations in the U.S. The DFS joint venture agreements provide Dell with the option to purchase CIT’s 30% interest in DFS on February 1, 2008; whether or not Dell exercises such purchase option, CIT’s right to purchase a percentage of DFS finance receivables continues through January 2010. The purchase price applicable to Dell’s option to acquire CIT’s interest in DFS (the “Option Price”) is based on a formula tied to DFS’s profitability. If Dell exercises its purchase option, in addition to paying CIT the Option Price, Dell is required to pay CIT an amount equal to the balance in its capital account with DFS. While Dell has not yet communicated to CIT whether it intends to exercise its purchase option, Dell and CIT are in discussions regarding the Option Price calculated by DFS pursuant to the joint venture agreement.

CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized off-balance sheet within 90 days of purchase from DFS. CIT has certain recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income and losses generated by DFS as determined under GAAP are allocated 70% to Dell and 30% to CIT. The DFS board of directors voting representation is equally weighted between designees of CIT and Dell, with one independent director. DFS is not consolidated in CIT’s financial statements and is accounted for under the equity method. Financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $0.6 billion and $1.3 billion and securitized assets included in managed assets were approximately $2.5 billion and $2.4 billion at September 30, 2007 and December 31, 2006, respectively. CIT’s equity investment in and loans to the joint venture were approximately $190 million and $181 million at September 30, 2007 and December 31, 2006.

14	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CIT also has a joint venture arrangement with Snap-on Incorporated (“Snap-on”) that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. The agreement with Snap-on extends until January 2009. CIT and Snap-on have 50% ownership interests, 50% board of directors’ representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT’s financial statements. At September 30, 2007 and December 31, 2006, financing and leasing assets were approximately $1.0 billion. In addition to the assets purchased from the Snap-on joint venture, CIT’s equity investment in and loans to the joint venture were approximately $0.6 million and $1 million at September 30, 2007 and December 31, 2006.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $427 million and $224 million at September 30, 2007 and December 31, 2006.

During the June 2007 quarter, CIT transferred assets to a newly established healthcare real estate investment trust (“REIT”) and a trust that issued collateralized loan obligations (“CLO”). CIT performs certain asset management activities for these investments. CIT’s retained interest totaled $90.6 million in the REIT (representing a 36% ownership and voting interest), and $6.8 million in the CLO (representing a 15% ownership interest). These balances are included in Retained Interests in Securitizations and Other Investments in the balance sheet.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. Other assets included approximately $11.0 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods at both September 30, 2007 and December 31, 2006.

NOTE 10 – RETIREMENT, POSTRETIREMENT AND OTHER BENEFIT PLANS

The following table discloses various components of pension and postretirement expense.

Postretirement and Other Benefit Plans (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Retirement Plans
Service cost	$ 6.2	$ 5.2	$ 18.5	$ 15.7
Interest cost	5.6	4.6	16.3	13.6
Expected return on plan assets	(5.5)	(5.2)	(16.6)	(15.6)
Amortization of net loss	0.2	0.6	0.8	1.8
Amortization of prior service cost	0.7	—	2.0	—
Termination benefits	0.2	—	0.6	0.6

Net periodic benefit cost	$ 7.4	$ 5.2	$ 21.6	$ 16.1

Postretirement Plans
Service cost	$ 0.5	$ 0.6	$ 1.6	$ 1.7
Interest cost	0.8	0.8	2.5	2.5
Amortization of net loss	0.2	0.2	0.4	0.7

Net periodic benefit cost	$ 1.5	$ 1.6	$ 4.5	$ 4.9

For the nine months, CIT contributed $12.4 million to the retirement plans, and currently expects to contribute an additional $2.5 million in 2007, for a total of $14.9 million. CIT contributed $3.4 million to postretirement plans, and currently expects to contribute an additional $1.2 million in 2007, for a total of $4.6 million.

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

Commitments (dollars in millions)

	September 30, 2007			December 31, 2006
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$2,045.0	$11,099.5	$13,144.5	$12,601.4
Letters of Credit, Acceptances and Guarantees
Standby letters of credit	561.7	70.2	631.9	632.5
Other letters of credit	389.7	0.1	389.8	426.9
Guarantees, acceptances and other recourse obligations	146.6	15.2	161.8	315.0
Purchase and Funding Commitments
Aerospace purchase commitments	1,530.0	5,955.0	7,485.0	5,799.0
Other manufacturer purchase commitments	639.5	227.6	867.1	1,176.0
Sale-leaseback payments	132.2	1,675.4	1,807.6	1,740.8
Other
Liabilities for unrecognized tax benefits	—	216.2	216.2	204.6

In addition to the amounts shown in the table above, unused, cancelable lines of credit to customers in connection with third-party vendor programs, which may be used to finance additional product purchases, amounted to approximately $33.4 billion and $27.7 billion at September 30, 2007 and December 31, 2006. These uncommitted vendor-related lines of credit represent CIT’s estimated proportional amount and can be reduced or canceled by CIT at any time without notice. Our experience indicates that customers typically will not exercise their entire available line of credit at any point in time.

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

Guarantees are issued primarily in conjunction with CIT’s factoring product in Trade Finance, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. At September 30, 2007, CIT had no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis. The table above includes recourse obligations of approximately $15.3 million ($2.1 million estimated fair value) at September 30, 2007 and $70 million ($7 million estimated fair value) at December 31, 2006, that were incurred in conjunction with financing and leasing asset sales.

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. The commitments to purchase commercial aircraft are with both Airbus Industrie and The Boeing Company. These are fixed price purchase commitments subject to customary price increases for future changes in inflation and manufacturing components. The aerospace equipment purchases are contracted for a specific model aircraft, using a baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may also change depending on the final specifications of the aircraft, including engine thrust, aircraft weight and seating configuration. Equipment purchases are recorded at delivery date at the final purchase price paid, which includes purchase price discounts, price changes relating to specification changes and price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on estimated values. Pursuant to existing contractual commitments, 112 aircraft remain to be purchased (26 within the next twelve months). Lease commitments are in place for all of the aircraft to be delivered over the next twelve months. The order amount excludes unexercised CIT options to purchase aircraft. The aircraft deliveries to CIT are scheduled periodically through 2015.

16	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relate primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $1,807.6 million, with approximately $130 million due per year for 2008 through 2012, and the remaining payments due through 2030. These lease payments are expected to be more than offset by rental income associated with re-leasing the assets, subject to actual railcar utilization and rentals. In conjunction with sale-leaseback transactions, CIT has guaranteed all obligations of the related consolidated lessee entities.

CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 15 — Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT’s subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies.

CIT files tax returns in various states, provinces, and countries. The Company’s U.S. Federal income tax returns for 2002 through 2004 are currently under examination by the Internal Revenue Service. The audits of the 1997 through 2001 years have been returned by Appeals to the examining agent for further development. The Canadian tax authorities are auditing the September 30, 2002 tax year and are considering issues to which the Company has filed objections or Voluntary Disclosure relating to the 1992 through 2002 tax years. In addition, the Company has subsidiaries that are currently under audit for years ranging from 1997 through 2005. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008. See Note 1 — Adoption of New Accounting Standards for additional information.

NOTE 12 – LEGAL PROCEEDINGS

Student Loan Investigation

Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT, is engaged in the student lending business. In connection with investigations into (i) the relationships between student lenders and the colleges and universities that recommend such lenders to their students, and (ii) the business practices of student lenders, CIT and/or SLX have received requests for information from several state Attorneys General and several federal governmental agencies. In May, 2007, CIT entered into an Assurance of Discontinuance (the “AOD”) with the New York Attorney General (the “NYAG”), pursuant to which CIT contributed $3.0 million into a fund established to educate students and their parents concerning student loans and agreed to cooperate with the NYAG’s investigation, in exchange for which, the NYAG agreed to discontinue its investigation concerning certain alleged conduct by SLX. CIT is fully cooperating with the remaining investigations.

Vendor Finance Billing and Invoicing Investigation

In the second quarter of 2007, the office of the United States Attorney for the Central District of California requested that CIT produce the billing and invoicing histories for a portfolio of customer accounts that CIT purchased from a third-party vendor. The request was made in connection with an ongoing investigation being conducted by federal authorities into billing practices involving that portfolio. State authorities in California have been conducting a parallel investigation. It appears the investigations are being conducted under the federal False Claims Act and its California equivalent. CIT is cooperating with these investigations. Based on the facts known to date, CIT cannot determine the outcome of these investigations at this time.

Other Litigation

In addition, there are various legal proceedings and government investigations against or including CIT, which have arisen in the ordinary course of business. While the outcomes of the ordinary course legal proceedings and the related activities are not certain, based on present assessments, management does not believe that they will have a material adverse effect on CIT.

Item 1: Consolidated Financial Statements	17

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEVERANCE AND FACILITY RESTRUCTURING RESERVES

The following table summarizes restructuring activities during 2007:

Restructuring Reserves (dollars in millions)

	Severance		Facilities
	Number of Employees	Reserve	Number of Facilities	Reserve	Total Reserves
Balance at December 31, 2006	19	$ 5.4	5	$ 11.5	$ 16.9
Additions and adjustments	1,182	78.4	32	3.0	81.4
Utilization	(343)	(34.7)	(2)	(4.7)	(39.4)

Balance at September 30, 2007	858	$ 49.1	35	$ 9.8	$ 58.9

The severance additions during 2007 primarily relate to employee termination benefits in conjunction with the closing of the home lending origination platform (approximately 550 employees, $25 million), recent acquisitions and other workforce reductions. The employee termination payments will largely be paid during 2007. The increase in the number of facilities relates primarily to closing 27 home lending offices, and the remaining to the first quarter international vendor finance acquisition. The ending facilities reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining terms, generally 5 years.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets are presented by segment in the table below:

Goodwill and Intangible Assets (dollars in millions)

	Corporate Finance	Trade Finance	Vendor Finance	Consumer	Total
Goodwill
Balance at December 31, 2006	$ 222.7	$ 270.1	$ 12.8	$ 286.5	$ 792.1
Acquisitions, other	73.1	0.7	384.6	—	458.4

Balance at September 30, 2007	$ 295.8	$ 270.8	$ 397.4	$ 286.5	$ 1,250.5

Intangible Assets
Balance at December 31, 2006	$ 30.4	$ 109.4	$ 48.7	$ 27.8	$ 216.3
Acquisitions, other	(0.5)	0.2	7.8	—	7.5
Amortization	(2.2)	(5.2)	(6.6)	(1.2)	(15.2)

Balance at September 30, 2007	$ 27.7	$ 104.4	$ 49.9	$ 26.6	$ 208.6

The additions to goodwill and intangible assets were related to acquisitions of the Edgeview Partners advisory service business, the U.S. Business Technology Finance unit of Citigroup Inc. and the Barclays UK and German vendor finance business.

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

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2007, legislation was passed with respect to the student lending business. Among other things, the legislation reduces the maximum interest rates that can be charged by lenders in connection with a variety of loan products, increases loan origination fees paid to the government by lenders, and reduces the lender guarantee percentage. The legislation goes into effect for all new FFELP student loans with first disbursements on or after October 1, 2007. The reduced guarantee percentage, from 97% to 95%, is in effect for loans originated after October 1, 2012. While the demographics of this market remain strong, the adequacy of returns related to future originations is uncertain in light of the recent legislation. As a result, management assessed the value of goodwill associated with our student lending business following the passage of the legislation. Based on our assessment of the legislation’s potential impact on earnings levels for new loan originations, factoring in expected ensuing business practices and leverage, coupled with management’s assumptions and projected cash flows of the existing business, management does not believe that the legislation results in an impairment of the student lending goodwill under SFAS 142 at this time.

Other intangible assets, net, are comprised primarily of acquired customer relationships. Other intangible assets are being amortized over their corresponding lives ranging from five to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $5.0 million and $15.2 million for the quarter and nine months ended September 30, 2007, versus $5.6 million and $17.2 million for the respective prior year periods. Accumulated amortization totaled $82.2 million and $67.0 million at September 30, 2007 and December 31, 2006 respectively. The projected amortization for the years ended December 31, 2007 through December 31, 2011 is: $20.3 million for 2007; $20.5 million for 2008; $20.9 million for 2009; $21.0 million for 2010 and $21.1 million for 2011.

NOTE 15 – SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

The following presents condensed consolidating financial information for CIT Holdings LLC. CIT has guaranteed on a full and unconditional basis the existing debt securities that were registered under the Securities Act of 1933 and certain other indebtedness of this subsidiary. CIT has not presented related financial statements or other information for this subsidiary on a stand-alone basis. No subsidiaries within “Other Subsidiaries” in the following tables have unconditionally guaranteed debt securities for any other CIT subsidiary. Included under “Other Subsidiaries” is a 100%-owned finance subsidiary of CIT Group Inc., Canadian Funding Company LLC, for which CIT has fully and unconditionally guaranteed the debt securities.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K.

Item 1: Consolidated Financial Statements	19

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
September 30, 2007
ASSETS
Net finance receivables	$ 1,612.4	$3,312.7	$56,292.3	$ —	$61,217.4
Operating lease equipment, net	—	269.8	11,660.5	—	11,930.3
Finance receivables held for sale	—	147.4	3,731.1	—	3,878.5
Cash and cash equivalents	1,433.0	52.7	3,512.3	—	4,998.0
Other assets	12,649.6	287.5	1,146.5	(7,169.4)	6,914.2

Total Assets	$ 15,695.0	$4,070.1	$76,342.7	$(7,169.4)	$88,938.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$ 48,976.8	$2,518.7	$21,281.0	$ —	$72,776.5
Credit balances of factoring clients	—	—	4,527.2	—	4,527.2
Accrued liabilities and payables	(40,451.2)	1,026.5	43,835.6	—	4,410.9

Total Liabilities	8,525.6	3,545.2	69,643.8	—	81,714.6
Minority interest	—	—	54.4	—	54.4
Total Stockholders’ Equity	7,169.4	524.9	6,644.5	(7,169.4)	7,169.4

Total Liabilities and Stockholders’ Equity	$ 15,695.0	$4,070.1	$76,342.7	$(7,169.4)	$88,938.4

December 31, 2006
ASSETS
Net finance receivables	$ 926.5	$2,752.3	$50,726.8	$ —	$54,405.6
Operating lease equipment, net	9.3	216.4	10,792.2	—	11,017.9
Finance receivables held for sale	—	—	1,793.7	—	1,793.7
Cash and cash equivalents	3,040.3	227.8	1,190.3	—	4,458.4
Other assets	10,902.7	169.7	2,071.0	(7,751.1)	5,392.3

Total Assets	$ 14,878.8	$3,366.2	$66,574.0	$(7,751.1)	$77,067.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$ 49,825.9	$2,785.9	$ 8,093.0	$ —	$60,704.8
Credit balances of factoring clients	—	—	4,131.3	—	4,131.3
Accrued liabilities and payables	(42,698.2)	289.5	46,849.5	—	4,440.8

Total Liabilities	7,127.7	3,075.4	59,073.8	—	69,276.9
Minority interest	—	—	39.9		39.9
Total Stockholders’ Equity	7,751.1	290.8	7,460.3	(7,751.1)	7,751.1

Total Liabilities and Stockholders’ Equity	$ 14,878.8	$3,366.2	$66,574.0	$(7,751.1)	$77,067.9

20	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Nine Months Ended September 30, 2007
Finance revenue	$ 90.9	$ 295.3	$ 4,799.1	$ —	$ 5,185.3
Interest expense	33.2	86.0	2,672.5	—	2,791.7
Depreciation on operating lease equipment	0.6	57.2	802.8	—	860.6

Net finance revenue	57.1	152.1	1,323.8	—	1,533.0
Provision for credit losses	45.6	12.7	150.0	—	208.3

Finance revenue, after credit provision	11.5	139.4	1,173.8		1,324.7
Equity in net income of subsidiaries	255.3	—	—	(255.3)	—

Total net revenue, after credit provision	266.8	139.4	1,173.8	(255.3)	1,324.7
Valuation allowance for receivables held for sale	—	—	1,253.4	—	1,253.4

Total net revenue after credit provision and valuation allowance	266.8	139.4	(79.6)	(255.3)	71.3
Other income	(98.2)	55.6	1,156.6	—	1,114.0

Total net revenue and other income	168.6	195.0	1,077.0	(255.3)	1,185.3
Salaries and general operating expenses	101.8	75.2	924.7	—	1,101.7
Provision for severance and real estate exit activities	—	—	76.8	—	76.8
Loss on early extinguishments of debt	139.3	—	—	—	139.3

Income (loss) before provision for income taxes	(72.5)	119.8	75.5	(255.3)	(132.5)
Benefit (provision) for income taxes	114.7	(44.1)	105.5	—	176.1
Minority interest, after tax	—	—	(1.4)	—	(1.4)

Net income before preferred stock dividends	42.2	75.7	179.6	(255.3)	42.2
Preferred stock dividends	(22.5)	—	—	—	(22.5)

Net income (loss) available (attributable) to common stockholders	$ 19.7	$ 75.7	$ 179.6	$ (255.3)	$ 19.7

Item 1: Consolidated Financial Statements	21

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Nine Months Ended September 30, 2006
Finance revenue	$ 38.2	$ 251.2	$ 3,856.0	$ —	$ 4,145.4
Interest expense	(4.9)	65.5	1,984.2	—	2,044.8
Depreciation on operating lease equipment	0.1	46.6	715.4	—	762.1

Net finance revenue	43.0	139.1	1,156.4	—	1,338.5
Provision for credit losses	34.1	14.9	105.0	—	154.0

Finance revenue, after credit provision	8.9	124.2	1,051.4		1,184.5
Equity in net income of subsidiaries	801.4	—	—	(801.4)	—

Total net revenue, after credit provision	810.3	124.2	1,051.4	(801.4)	1,184.5
Valuation allowance for receivables held for sale	—	—	15.0	—	15.0

Total net revenue after credit provision and valuation allowance	810.3	124.2	1,036.4	(801.4)	1,169.5
Other income	14.5	67.7	821.1	—	903.3

Total net revenue and other income	824.8	191.9	1,857.5	(801.4)	2,072.8
Salaries and general operating expenses	183.7	64.2	771.7	—	1,019.6
Provision for severance and real estate exit activities	—	—	19.6	—	19.6
Loss on early extinguishments of debt	—	—	—	—	—

Income (loss) before provision for income taxes	641.1	127.7	1,066.2	(801.4)	1,033.6
Benefit (provision) for income taxes	138.1	(47.0)	(344.0)	—	(252.9)
Minority interest, after tax	—	—	(1.5)	—	(1.5)

Net income before preferred stock dividends	779.2	80.7	720.7	(801.4)	779.2
Preferred stock dividends	(22.7)	—	—	—	(22.7)

Net income (loss) available (attributable) to common stockholders	$ 756.5	$ 80.7	$ 720.7	$ (801.4)	$ 756.5

22	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Nine Months Ended September 30, 2007
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(1,931.2)	$ 3,106.5	$ (24.7)	$ —	$ 1,150.6

Cash Flows From Investing Activities:
Net increase in financing and leasing assets	(724.1)	(843.5)	(9,523.2)	—	(11,090.8)
Decrease in inter-company loans and investments	2,603.3	—	—	(2,603.3)	—

Net cash flows (used for) provided by investing activities	1,879.2	(843.5)	(9,523.2)	(2,603.3)	(11,090.8)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	(1,384.0)	(267.2)	12,497.7	—	10,846.5
Inter-company financing	—	(2,170.9)	(432.4)	2,603.3	—
Cash dividends paid	(171.3)	—	—	—	(171.3)
Other	—	—	(345.5)	—	(345.5)

Net cash flows provided by (used for) financing activities	(1,555.3)	(2,438.1)	11,719.8	2,603.3	10,329.7

Net (decrease) increase in cash and cash equivalents	(1,607.3)	(175.1)	2,171.9	—	389.5

Cash and cash equivalents, beginning of period	3,040.3	227.8	1,011.3	—	4,279.4

Cash and cash equivalents, end of period	$ 1,433.0	$ 52.7	$ 3,183.2	$ —	$ 4,668.9

Nine Months Ended September 30, 2006

Cash Flows From Operating Activities:

Net cash flows provided by (used for) operations	$(2,178.6)	$ (3,340.4)	6,584.1	$ —	$ 1,065.1

Cash Flows From Investing Activities:
Net (increase) decrease in financing and leasing assets	74.3	(349.0)	(9,289.1)	—	(9,563.8)
Decrease in inter-company loans and investments	(5,146.4)	—	—	5,146.4	—

Net cash flows (used for) provided by investing activities	(5,072.1)	(349.0)	(9,289.1)	5,146.4	(9,563.8)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	6,923.6	(141.4)	1,788.4	—	8,570.6
Inter-company financing	—	4,177.0	969.4	(5,146.4)	—
Cash dividends paid	(145.0)	—	—	—	(145.0)
Other	2.9	—	13.4	—	16.3

Net cash flows provided by (used for) financing activities	6,781.5	4,035.6	2,771.2	(5,146.4)	8,441.9

Net (decrease) increase in cash and cash equivalents	(469.2)	346.2	66.2	—	(56.8)

Cash and cash equivalents, beginning of period	2,502.9	129.6	715.0	—	3,347.5

Cash and cash equivalents, end of period	$ 2,033.7	$ 475.8	$ 781.2	$ —	$ 3,290.7

Item 1: Consolidated Financial Statements	23

CIT GROUP INC. AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – Subsequent Events

On October 17, 2007 the Company sold 24 million equity units with a stated amount of $25.00 for a total stated amount of $600 million. These securities convert to common stock no later than November 17, 2010 at a maximum price of $42.00, which represents a premium of approximately 20% over the closing price of CIT’s common stock of $34.98 on October 17, 2007. The equity units carry a total distribution rate of 7.75%. On October 29, 2007, the underwriters exercised the option to purchase 3.6 million additional equity units, or an additional stated amount of $90 million, to cover over-allotments. The equity units initially consist of a contract to purchase CIT common stock and a 2.5% beneficial ownership interest in a $1,000 principal amount senior note due November 15, 2015. The net proceeds of approximately $670 million (including the underwriters’ option) will be used for general corporate purposes.

CIT has certain preferred stock and junior subordinated notes outstanding. The terms of these securities restrict us from declaring dividends or paying interest on the securities, as applicable, if, among other things, our average four quarters fixed charge ratio was less than 1.10. In addition, if we do not pay dividends or interest on such securities, we are also prohibited from paying dividends on our common stock. Our preferred stock and junior subordinated notes, however, provide that we may pay dividends and interest on those securities with any net proceeds that we have received from the sale of common stock during specified time periods prior to the declaration of the dividend or the payment of interest. As a result of the valuation allowances taken in the quarters ended June 30, 2007 and September 30, 2007 to mark our home lending portfolio to the lower of cost or market, our average four quarters fixed charge ratio was below 1.10. Therefore, the Board of Directors authorized the Company to issue and sell common stock in an amount sufficient to allow it to pay dividends and make interest payments on the aforementioned securities.

On October 16, 2007, CIT Group Inc. entered into an Underwriting Agreement with Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc., pursuant to which CIT agreed to sell 235,800 shares of its common stock for an aggregate purchase price of approximately $8 million. As a result, the Company satisfied the conditions necessary to permit the declaration and payment of preferred stock dividends payable December 17, 2007.

On October 16, 2007, CIT Group Inc. entered into a forward equity commitment agreement with Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc. Pursuant to the agreement, Morgan Stanley and Citigroup severally committed to purchase shares of common stock issued by CIT in an aggregate amount of up to $80 million, subject to the conditions set forth in the agreement. The commitment to purchase the shares of common stock terminates on September 30, 2008. The purchase price per share of common stock to be paid by Morgan Stanley and Citigroup will be equal to an amount from and including 95% to 100% of the lesser of (1) the volume weighted average price of the common stock during the final hour of trading on the New York Stock Exchange on the third trading day preceding the applicable purchase date and (2) the closing price of the common stock on the New York Stock Exchange on the third trading day preceding the applicable purchase date. The $80 million is sufficient to cover interest and dividend payments on the Company’s junior subordinated notes and preferred stock through September 30, 2008 if necessary.

24	CIT GROUP INC

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

CIT Group Inc., a Delaware corporation (“we,” “CIT” or the “Company”), is a global commercial finance company that was founded in 1908. CIT provides financing and leasing capital for companies and consumers in a wide variety of industries, offering vendor, equipment, commercial, factoring, student lending and structured financing products, as well as management advisory services. CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region.

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

PROFITABILITY AND KEY BUSINESS TRENDS

The net loss attributable to common shareholders was $46.3 million for the current quarter, versus $290.8 million of income for the prior year quarter. Third quarter results were significantly impacted by a pretax charge of $465.5 million ($1.53 EPS decrease), relating to a valuation adjustment of home lending assets based on the application of lower-of-cost-or market accounting. This valuation adjustment, which reflects further deterioration in the market value of our home lending portfolio based on market transactions and other observable market data, and a $41.9 million provision for severance and real estate exit activities ($0.13 EPS decrease), which consisted primarily of costs ($39.6 million) associated with closing the home lending origination platform, resulted in a diluted loss of $0.24 per share for the quarter, compared to earnings of $1.44 per share for the 2006 quarter. The third quarter valuation adjustment increased the year to date pretax valuation adjustments relating to home lending assets (including manufactured housing assets) to $1.2 billion.

Though the Company did not early adopt SFAS 157 Fair Value Measurements, management considered the guidance in SFAS 157 with respect to home lending assets. In determining fair value, the home lending receivables portfolio was stratified into groups of similar assets, and the estimated fair values for each group were based on observable market transactions for similar assets or other relevant observable market data, including third party bids when available.

Excluding the home lending segment results, quarterly earnings reflected higher finance revenue, due to higher earning assets, stable net finance revenue as a percentage of average earning assets, continued strong commercial credit quality, moderated expense levels and a lower effective tax rate.

Home Lending Business Strategy

The Company entered the home lending business in 1992. In July of 2007, we announced our intent to exit this business. Working with an external advisor, we considered an outright sale of the entire portfolio and/or business, as well as a sale of various parts of the portfolio. We closed the home lending origination platform and ceased originating new loans in August 2007, and recorded a pre-tax charge of $39.6 million for severance ($25.0 million) and other exit costs ($14.6 million). Management’s objective is to maximize both the recoverable value of the portfolio and the value of the home lending servicing platform.

Given the state of the U.S. residential mortgage market and the global capital markets in the third quarter, and management’s view that these conditions may persist for an extended period, management determined that an orderly run-off of a substantial portion of the Company’s home lending receivables portfolio, rather than a sale under current market conditions, would produce the best economic outcome for the Company’s shareholders. This assessment followed analysis and considered input from external advisors. Accordingly, $9.7 billion in remaining unpaid principal balance (UPB) of the $11.1 billion UPB of home lending receivables (excluding repossessed assets) were transferred at the lower of cost or market from assets held for sale to assets held for investment as of September 30, 2007. Management has both the ability and intent to hold these home lending assets over their remaining lives and liquidate them in accordance with their contractual terms. The Company has ceased its sales analysis and activities with respect to these assets at September 30, 2007.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	25

Consistent with management’s determination to hold certain assets for the foreseeable future, we segregated $7.2 billion UPB of the portfolio in a bankruptcy-remote vehicle and issued $4.3 billion of securities as an on-balance sheet, non-recourse secured financing. This transaction, which management viewed as an attractive alternative to sales in the current market, encumbers the assets for their remaining lives, as the terms of the securitization do not permit the Company to withdraw assets from the securitization vehicle and substitute comparable assets.

In October, management sold approximately $875 million UPB of non-performing and delinquent loans (classified in assets held for sale at September 30, 2007) at prices approximating their September 30, 2007 carrying value. The sold portfolio was comprised of 81% variable rate mortgages and 72% (based on UPB) of the pool was 60+ days delinquent at September 30, 2007. We are continuing to market the $498 million UPB of manufactured housing receivables remaining in held-for-sale. These assets will continue to be accounted for on a lower of cost or market basis.

At June 30, 2007, it was not our intention to hold our residential mortgage assets for the foreseeable future or until maturity. Accordingly, management determined that the home lending receivables portfolio no longer qualified as assets held for investment under generally accepted accounting principles (GAAP), and the portfolio was transferred to assets held for sale at that time and reduced to the lower of cost or market as required by GAAP. The valuation adjustment as of June 30, 2007, reflected a discount of $707.7 million (6.3%) to the $11.3 billion UPB, excluding repossessed assets, based on management’s estimate of fair value, which considered relevant observable market valuation data. In conjunction with the decision to exit the business, management engaged advisors to analyze the sale of the entire business, or parts of the portfolio. The valuation adjustment at June 30, 2007, was based on an assessment of the estimated fair value of the mortgage portfolio, not the business (origination and servicing platforms and mortgage portfolio), as management had not yet finalized its business strategy for the origination and servicing elements of the business.

The following table summarizes the assets held for investment and assets held for sale components of the portfolio at September 30 and June 30, 2007:

	As of September 30, 2007					As of June 30, 2007
	Unpaid Principal Balance	Estimated Fair Value	Valuation Allowance	Discount	Discount / Valuation Allowance %	Unpaid Principal Balance	Estimated Fair Value	Valuation Allowance	Valuation Allowance %
Held for investment	$ 9,724.5	$ 9,123.5	$ —	$ 601.0	6.2%	$ —	$ —	$ —	—
Held for sale	1,372.6	902.1	470.5	—	34.3%	11,289.3	10,581.6	707.7	6.3%

	11,097.1	10,025.6	470.5	601.0	9.7%	11,289.3	10,581.6	707.7	6.3%
Repossessed assets	342.8	204.6	138.2	—	40.3%	239.6	124.9	114.7	47.9%

Total	$11,439.9	$10,230.2	$ 608.7	$ 601.0	10.6%	$11,528.9	$10,706.5	$ 822.4	7.1%

The roll forward of the valuation allowance/discount for the quarter ended September 30, 2007 is presented in the table below.

Valuation allowance at June 30, 2007	$ 822.4
Charge-offs	(55.5)
Realized loss on manufactured housing loan sale	(27.7)
Other adjustments	5.0

Valuation balance - prior to adjustment	744.2
Third quarter adjustment(1)	465.5
Reclassification to discount upon transfer to assets held for investment	(601.0)

Valuation allowance at September 30, 2007	$ 608.7

(1)	The valuation adjustment was recorded prior to the transfer back to held for investment

26	CIT GROUP INC

Managed Home Lending Portfolio Statistics (dollars in millions)

September 30, 2007
Owned assets (UPB excluding $144 million of vendor originated manufactured housing assets)	$ 10,952.8
Managed assets (UPB including $545 million in securitized home mortgage assets)	$ 11,497.9
Portfolio Statistics (based on managed asset data, excluding vendor originated manufactured housing, at the end of the reporting period)
Product Distribution
First Liens	89%
Fixed-rate mortgage	44%
ARM(1)
2/28 & 3/27 (Two and three year fixed rate conversion)	51%
HELOC/other	5%
Interest only	10%
Negative amortization	0%
Weighted average seasoning (months)	22
Vintage
2003 and prior	10%
2004	6%
2005	22%
2006	32%
2007	30%
Top state concentrations	California, Florida, Texas, Illinois, New York
Top state concentrations (%)	45%
Underwriter Demographics (data as of origination date weighted by end of period managed assets)
Average length of residence (years)	6
Average length of employment (years)	8
% debt to income	41
% full documentation	61
Average loan size ($ in thousands)	$ 129.5
Average FICO score (637)
700 & up	13%
660-699	18%
600-659	42%
540-599	22%
Less than 540	5%
Average loan-to-value (82%)
90.01% to 100% LTV	17%
80.01% to 90% LTV	29%
70.01% to 80% LTV	42%
Less than 70% LTV	12%

(1) Approximately 50% of the adjustable rate mortgage portfolio resets interest rates within the 12 month period beginning October 1, 2007.

The portfolio statistics above include the previously discussed pool of loans (approximately $875 million UPB) sold in October 2007. The sold portfolio was comprised of 81% variable rate mortgages and 72% (based on UPB) of the pool was 60+ days delinquent at September 30, 2007.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	27

REVENUE

Total net revenue and other income was down for the quarter and year, compared to 2006, primarily due to the valuation allowance. Total net revenue and other income before credit provision and valuation allowance was $806.2 million for the quarter and $2,647.0 million year to date, up 3% and 18% for the quarter and nine months from last year reflecting increased finance revenue on higher assets and the second quarter 2007 gain from the sale of the construction business. Excluding home lending, total net revenue and other income increased 20%.

Third quarter and year to date other income accounted for 34% and 42% of total net revenue and other income in 2007, versus 43% and 40% in 2006. Other income decreased from last quarter, primarily reflecting the significant second quarter gain on the sale of construction assets, lower gains on receivable sales, lower syndication fees, higher fees and higher factoring commissions. The current quarter also includes $9.5 million of post-closing income from the prior quarter’s sale of the construction business. The year-over-year decline in other income was due to reduced loan sales and syndication activity.

See Non-GAAP Financial Measurements for additional information.

NET FINANCE REVENUE

Net Finance Revenue (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Finance income - loans and capital leases	$ 1,299.0	$ 1,041.5	$ 3,724.1	$ 2,878.0
Rental income on operating leases	511.0	430.0	1,461.2	1,267.4

Finance revenue	1,810.0	1,471.5	5,185.3	4,145.4
Less: interest expense	975.4	768.8	2,791.7	2,044.8
Depreciation on operating lease equipment	304.7	256.5	860.6	762.1

Net finance revenue	$ 529.9	$ 446.2	$ 1,533.0	$ 1,338.5

Average Earnings Assets (“AEA”)	$ 71,696.7	$ 59,616.2	$ 70,557.1	$ 56,331.0

As a % of AEA:
Finance income - loans and capital leases	7.25%	6.99%	7.04%	6.81%
Rental income on operating leases	2.85%	2.88%	2.76%	3.00%

Finance revenue	10.10%	9.87%	9.80%	9.81%
Less: interest expense	5.44%	5.16%	5.27%	4.84%
Depreciation on operating lease equipment	1.70%	1.72%	1.63%	1.80%

Net finance revenue	2.96%	2.99%	2.90%	3.17%

As a % of AOL:
Rental income on operating leases	17.09%	16.20%	16.76%	16.39%
Depreciation on operating lease equipment	10.19%	9.66%	9.87%	9.85%

Net operating lease revenue	6.90%	6.54%	6.89%	6.54%

Average Operating Lease Equipment (“AOL”)	$ 11,963.3	$ 10,619.5	$ 11,626.3	$ 10,312.7

Net finance revenue was up 19% from last year quarter (15% increase year to date), reflecting a 20% quarter increase in average earning assets (25% for the year), offset by a decline in interest spread percentage. Net finance revenue as a percentage of average earning assets was 2.96%, an increase from 2.89% last quarter and relatively unchanged from 2.99% last year. Funding costs increased over the prior quarter and last year, but were more than offset by higher home lending yields in the current quarter, which increased due to the elimination of amortization of capitalized origination costs as a result of the lower of cost or market adjustment to the portfolio.

The increase from the prior year in net operating lease revenue as a percentage of average operating lease assets reflected the continuation of strong rental rates in aerospace. All of our commercial aircraft are under contract at September 30, 2007. Rail rates remain stable, though utilization has softened modestly for cars used for residential construction, consistent with the slowing housing market in 2007.

Beginning in the fourth quarter, net finance income as a percentage of AEA will be pressured downward due to higher interest expense associated with recent fundings; including the securitization fundings described in the Liquidity section of Risk Management, commercial paper costs, as well as the October 2007 convertible debt transaction described in

28	CIT GROUP INC

Capitalization, as these higher-cost funding instruments were issued late in the third quarter, or early in the fourth quarter, of 2007.

See Concentrations — Operating Leases for additional information regarding operating lease assets. See Capitalization for additional information regarding capital optimization initiatives.

CREDIT METRICS

The credit metric tables that follow (delinquency, non-performing assets) present the consolidated amounts excluding home lending, for the reasons explained in Profitability and Key Business Trends. The credit metrics are also presented excluding student lending (both the delinquency amount and the corresponding loan balance) given the underlying U.S. government guarantee for the majority of the portfolio.

Overall, commercial credit quality remained strong. Compared to December 31, 2006, 60+ day owned delinquencies as a percentage of finance receivables and non-performing accounts were up about 11 basis points. Net charge-offs increased less than 5 basis points in each period (current quarter compared to the prior year quarter and in year to date comparisons).

Effective with the third quarter of 2007, and consistent with recent management changes, our segment disclosures reflect the following changes. The presentation of prior period data has been conformed to current period presentation.

•	The home lending business is being reported as a separate segment.
•	The student lending and consumer loan businesses previously in the Consumer and Small Business Lending segment, are reported in the Consumer segment.
•	The small business lending unit was transferred from the former Consumer and Small Business Lending segment to the Corporate Finance segment during the quarter.

Supplemental credit metric disclosures are provided for home lending based on contractual delinquency expressed as a percentage of remaining unpaid principal (excluding the valuation allowance).

Past Due Loans (60 days or more) (dollars in millions, % as a percentage of finance receivables)

	September 30, 2007		December 31, 2006
Owned Past Dues:
Corporate Finance	$ 174.0	0.86%	$ 152.6	0.76%
Transportation Finance	11.4	0.46%	15.3	0.72%
Trade Finance	78.8	0.99%	101.8	1.46%
Vendor Finance	277.0	2.72%	174.2	2.53%
Consumer	616.2	5.24%	407.9	4.52%

Total, excluding home lending	$1,157.4	2.20%	$ 851.8	1.88%

Home Lending	$1,130.0	10.11%	$ 470.1	4.77%

Total, excluding home lending and student loans	$ 558.8	1.34%	$ 451.7	1.23%

Managed Past Dues:
Corporate Finance	$ 180.8	0.79%	$ 162.1	0.72%
Transportation Finance	11.4	0.46%	15.3	0.69%
Trade Finance	78.8	0.99%	101.8	1.46%
Vendor Finance	449.7	2.85%	301.8	2.68%
Consumer	616.2	4.96%	407.9	4.36%

Total, excluding home lending	$1,336.9	2.18%	$ 988.9	1.90%

Home Lending	$1,195.0	10.24%	$ 538.8	4.92%

Total, excluding home lending and student loans	$ 738.3	1.48%	$ 588.8	1.36%

The increase in Vendor Finance delinquency relates to international operations and includes issues that we expect to resolve. The increase in Corporate Finance relates to higher delinquencies during the quarter in the small business lending unit. Consumer delinquency increased in 2007, driven by student lending, as loans season, and unsecured receivables held at our industrial bank. Student lending delinquencies were $598.7 million (5.46%) at September 30, 2007, up from $487.7 million (5.03%) at June 30, 2007 and $400.1 million (4.71%) at December 31, 2006. Management believes that the higher delinquency in the guaranteed student loan portfolio, which comprises approximately 96% of the student lending portfolio at September 30, 2007, is not indicative of potential loss due to the underlying U.S. government guarantee of 97%-98% of the remaining principal amount. Home lending delinquencies and non-performing assets rose, reflecting portfolio seasoning and the effects of conditions in the residential real estate market. See Concentrations for more information on the student lending portfolio.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	29

Non-performing Assets (dollars in millions)

	September 30, 2007		December 31, 2006
Corporate Finance	$ 223.9	1.11%	$196.6	0.97%
Transportation Finance	4.3	0.17%	7.9	0.37%
Trade Finance	49.5	0.62%	60.4	0.87%
Vendor Finance	142.0	1.40%	51.4	0.75%
Consumer	7.3	0.06%	3.0	0.03%

Total, excluding home lending	$ 427.0	0.81%	$319.3	0.71%

Home Lending	$1,123.0	10.04%	$451.1	4.57%

Total, excluding home lending and student loans	$ 427.0	1.03%	$319.3	0.87%

Excluding home lending and student loans:
Non accrual loans	$ 415.1	1.00%	$310.3	0.85%
Repossessed assets	11.9	0.03%	9.0	0.02%

Total non-performing assets	$ 427.0	1.03%	$319.3	0.87%

RESERVE FOR CREDIT LOSSES

Reserve for Credit Losses (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Reserve balance - beginning of period	$ 508.1	$638.0	$ 659.3	$ 621.7

Provision for credit losses:
Corporate Finance	13.0	6.5	44.9	10.6
Transportation Finance	(3.0)	—	(25.1)	1.0
Trade Finance	7.8	16.7	26.0	29.1
Vendor Finance	7.5	8.4	23.7	36.0
Home Lending	0.4	17.0	95.9	50.4
Consumer	13.3	4.0	29.0	10.4
Corporate and Other	25.2	19.9	13.9	16.5

Total provision for credit losses	64.2	72.5	208.3	154.0
Reserves relating to receivables transferred to held for sale	—	—	(227.8)	—
Reserves relating to acquisitions, other	10.5	8.2	82.3	28.0

Additions to reserve for credit losses, net	74.7	80.7	62.8	182.0

Net credit losses (net of recoveries):
Corporate Finance	16.5	6.2	47.0	7.9
Transportation Finance	(3.3)	—	(25.4)	1.4
Trade Finance	7.2	16.3	24.2	28.8
Vendor Finance	13.3	11.1	35.7	32.1
Home Lending	0.6	22.7	76.9	66.1
Consumer	13.5	3.6	28.7	8.6

Total net credit losses	47.8	59.9	187.1	144.9

Reserve balance - end of period	$ 535.0	$658.8	$ 535.0	$ 658.8

Reserve for credit losses as a percentage of finance receivables, excluding student loans			1.28%	1.45%
Reserve for credit losses, excluding specific reserves, as a percentage of finance receivables, excluding student loans and home lending			1.20%	1.18%

30	CIT GROUP INC

The reserve amount increased during the quarter as we provisioned approximately $16 million in excess of charge-offs. The growth reflects higher asset levels and increased delinquencies and non-performing assets. The decline in the reserve balance versus last year is attributed to home lending, as the 2006 balance included reserves for estimated losses at September 30, 2006. The loss reserve for inherent losses, excluding home lending and student loans, at 1.20% was flat with last quarter and a year ago.

We determine the reserve for credit losses using three key components: (1) specific reserves for collateral and cash flow dependent loans that are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected credit risk, and (3) reserves for estimated risks inherent in the portfolio based upon economic environment risk and other factors. We exclude home lending for reasons explained in Profitability and Key Business Trends. We exclude student loans, as virtually the entire student loan portfolio (other than private loans, which are not guaranteed) is covered by U.S. government guarantees for 97%-98% of the remaining balance. The components of the reserve for credit losses were as follows:

Reserve for Credit Losses Components (dollars in millions)

	September 30, 2007	December 31, 2006
Specific reserves, primarily related to impaired loans	$ 38.5	$ 57.8
Estimated losses, economic and other risk factors	496.5	601.5

Total reserve for credit losses	$535.0	$659.3

The lower level of reserves was due to the $228 million home lending reserve application described below. The specific reserve balance in accordance with SFAS 114 decreased during 2007 primarily due to the charge-off of $28.0 million on a water bottling account, for which we previously provisioned specific reserves. The remainder of the SFAS 114 reserve primarily relates to various accounts in Corporate Finance and Trade Finance.

The component of the reserve for estimated losses and for economic and other risk factors reflects inherent losses in the portfolio considering our credit metric trends, as well as economic factors. During 2007, prior to transfer, this reserve component decreased primarily due to $228 million of reserves applied to home lending and manufactured housing receivables transferred to assets held for sale during the second quarter, partially offset by asset growth and increases in credit metrics. Even though home lending receivables have returned to held for investment, these were carried at the lower of cost or market up to the date of transfer and are covered by a credit component of the home lending valuation allowance. Therefore, no reserve for credit losses is required on these loans. The estimated reserve for credit losses at December 31, 2006 for home lending and manufactured housing was approximately $168 million.

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

Based on information available as of September 30, 2007, and our portfolio assessment, we believe that our total reserve for credit losses is adequate.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	31

Net Charge-offs (net of recoveries)
(dollars in millions, % as a percentage of owned or managed finance receivables)

	Quarters Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Owned
Corporate Finance	$ 16.5	0.33%	$ 6.2	0.14%	$ 47.0	0.31%	$ 7.9	0.08%
Transportation Finance	(3.3)	(0.56)%	—	—	(25.4)	(1.49)%	1.4	0.11%
Trade Finance	7.2	0.39%	16.3	0.95%	24.2	0.47%	28.8	0.58%
Vendor Finance	13.3	0.51%	11.1	0.62%	35.7	0.47%	32.1	0.59%
Home Lending	0.6	11.41%	22.7	0.94%	76.9	1.57%	66.1	0.95%
Consumer	13.5	0.49%	3.6	0.18%	28.7	0.37%	8.6	0.16%

Total	$ 47.8	0.37%	$59.9	0.47%	$ 187.1	0.44%	$ 144.9	0.40%

Total, excluding student loans and home lending	$ 47.2	0.46%	$37.2	0.43%	$ 110.2	0.36%	$ 78.8	0.32%

Managed
Corporate Finance	$ 18.0	0.34%	$8.0	0.16%	$ 53.6	0.33%	$ 15.1	0.11%
Transportation Finance	(3.3)	(0.56)%	—	—	(25.4)	(1.49)%	1.4	0.11%
Trade Finance	7.2	0.39%	16.3	0.95%	24.2	0.47%	28.8	0.58%
Vendor Finance	19.1	0.52%	15.4	0.58%	51.0	0.48%	44.2	0.55%
Home Lending	7.6	4.04%	30.2	1.14%	97.8	1.78%	96.2	1.25%
Consumer	13.5	0.49%	3.6	0.18%	28.7	0.37%	8.6	0.16%

Total	$ 62.1	0.44%	$73.5	0.51%	$ 229.9	0.49%	$ 194.3	0.46%

Total, excluding student loans and home lending	$ 54.5	0.47%	$43.3	0.43%	$ 132.1	0.39%	$ 98.1	0.33%

The amounts presented in the table above exclude $55 million of home lending charge-offs (2.00% of average unpaid principal balance) for the third quarter of 2007, as the valuation allowance includes a credit component. All other periods presented reflect home lending charge-offs as originally reported.

In total, net charge-offs were down for the quarter and up for the year. Corporate Finance net charge-offs increased from last year primarily due to lower recoveries (recoveries were significant in 2006), and a charge-off of a water bottling account in the first quarter of 2007. Transportation Finance recorded an aerospace recovery during the first quarter of 2007 and additional recoveries during the third quarter. Trade Finance charge-offs continued to run below last year. Vendor Finance net charge-offs were up in dollars but down as a percentage due to acquisitions and improved credit in the international units. The owned home lending charge-offs for the September 2007 quarter relates to a small portfolio of manufactured housing and recreation vehicle receivables not included in the valuation allowance. The increase in the Consumer segment relates to receivables held at our industrial bank. The managed charge-offs reflect the owned plus those off-balance sheet securitized assets.

Future home lending loan loss provisions may be warranted should portfolio performance differ from what was considered in the September 30, 2007 valuation.

See Concentrations and Profitability and Key Business Trends for more information.

32	CIT GROUP INC

NET FINANCE REVENUE, AFTER PROVISION FOR CREDIT LOSSES

Net Finance Revenue, after provision for credit losses (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net finance revenue	$529.9	$446.2	$ 1,533.0	$ 1,338.5
Provision for credit losses	64.2	72.5	208.3	154.0

Net finance revenue, after credit provision	$465.7	$373.7	$ 1,324.7	$ 1,184.5

As a % of AEA:
Net finance revenue	2.96%	2.99%	2.90%	3.17%
Provision for credit losses	0.36%	0.48%	0.40%	0.37%

Net finance revenue, after credit provision	2.60%	2.51%	2.50%	2.80%

The decline in the year to date net finance revenue percentage was due to asset mix (greater balance of student lending), recent pressures in funding costs and competitive prices.

TOTAL NET REVENUE, AFTER CREDIT PROVISION AND VALUATION ALLOWANCE

Total net revenue, after credit provision and valuation allowance was $0.2 million and $71.3 million for the quarter and nine months of 2007, versus $358.7 million and $1,169.5 million in 2006. The declines from the prior year were entirely the result of the 2007 second and third quarter valuation adjustments related to home lending receivables.

See Profitability and Key Business Trends for additional information.

OTHER INCOME

Other Income (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Fees and other income	$131.2	$139.9	$ 424.9	$413.4
Gains on receivable sales and syndication fees	29.0	88.8	159.0	192.5
Factoring commissions	60.1	61.3	165.0	173.0
Gains on sales of leasing equipment	28.1	36.1	91.2	90.7
Gains on securitizations	18.4	13.6	33.8	33.7
Gain on sale of construction portfolio	9.5	—	240.1	—

Total other income	$276.3	$339.7	$1,114.0	$903.3

Fees and other income, which is comprised of asset management, agent, and servicing fees, including securitization-related servicing fees and accretion, advisory and agent fees, as well as income from joint venture operations, was down 6.2% for the quarter, but was up 2.8% year to date. The decline from the prior year quarter reflected lower joint venture earnings and reduced structuring fees.

Gains on receivable sales and syndication fees were down 67% from last year quarter and 17% for the nine months due to the lack of liquidity and lower activity in the syndicated loan markets and significantly fewer home lending sales. We expect the lower level of syndication fees to continue into the fourth quarter due to market conditions.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	33

Factoring commissions were down 2% from the prior year quarter and 5% for the nine months, reflecting lower commission rates.

Gains on sales of leasing equipment were down 22% from the prior year quarter, largely in U.S. Vendor Finance, and virtually unchanged for the nine months.

Gains on securitizations increased $4.8 million from the last year quarter on higher volumes securitized, but were virtually unchanged year to date, as 2007 included sales of a higher proportion of lower margin assets. The current quarter gain includes $10.1 million related to the securitization of approximately $350 million of small business lending receivables. Asset volumes securitized off balance sheet totaled $1.5 billion for the quarter, up from $0.8 billion last year. Year to date, asset volumes securitized totaled $3.5 billion, up from $2.6 billion last year.

Gain on sale of construction portfolio reflected an additional gain of $9.5 million on the second quarter sale, as the sale price and final purchase price adjustments were finalized.

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and General Operating Expenses (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Salaries and employee benefits	$221.3	$243.8	$ 687.4	$ 670.3
Other general operating expenses	146.6	107.9	414.3	349.3

Salaries and general operating expenses	$367.9	$351.7	$1,101.7	$1,019.6

Efficiency ratio (1)	45.6%	44.8%	41.6%	45.5%
Headcount			7,010	7,200
(1)	Efficiency ratio is the ratio of salaries and general operating expenses to total net revenues before the provision for credit losses and valuation allowance.

Salaries and general operating expenses for the quarter were down 3% from the previous quarter and up 5% from last year. Compared to prior periods, salaries and general operating expenses were up due to higher expenses related to the acquisition of a mergers and acquisition advisory firm in the third quarter and our international expansion offset by continued operating efficiency and expense saving initiatives. The sequential decline is due to lower headcount, legal fees and advertising, and reduced variable compensation accruals.

The nine-month efficiency ratio improved from 2006, due to the gain on sale of the construction portfolio. For the nine months, excluding the construction gain, the efficiency ratio was 45.5%, relatively unchanged from 2006.

Management is focusing on improving the efficiency ratio by achieving increased revenue generation associated with new business initiatives, higher sales force productivity, and by continuing to raise overall operating efficiency through consolidation of certain back office functions along with other expense saving initiatives.

The provision for severance and real estate exit activities totaled $41.9 million for the September 2007 quarter and $76.8 million for the 2007 nine months. The third quarter charge primarily reflects management’s decision to close the home lending origination platform, which resulted in a charge of approximately $40 million pretax for severance for approximately 550 employees and closing 27 offices. Year to date, the provision includes approximately $35 million in termination related benefits to approximately 330 personnel for cost savings initiatives across the Company announced during the second quarter of 2007. The estimated annual expense reduction from these cost saving initiatives is approximately $67 million.

34	CIT GROUP INC

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007		2006
(Benefit) provision for income taxes	$ (95.6)	$ 39.7	$ (176.	1)	$ 252.9
Effective tax rate	71.7%	11.7%	132.9%		24.5%
Tax liability increases/decreases and valuation allowance reversals	$ 4.3	$ 55.6	$ 35.4		$ 57.6
Incremental tax effects related to net loss on significant, noteworthy items	$ 175.0	—	$ 398.1		—
Provision for income taxes, adjusted	$ 83.7	$ 95.3	$ 257.4		$ 310.5
Effective tax rate, adjusted	25.2%	28.2%	26.6%		30.0%

The effective tax rate as adjusted and disclosed in the table above differs from the U.S. federal tax rate of 35% primarily due to the proportion of foreign earnings taxed at lower rates, permanent differences between book and tax treatment of certain items, as well as state and local income taxes.

The relationship of recorded tax benefits to pre-tax earnings is significantly impacted on both a quarter and year-to-date basis as a result of the significant, noteworthy items. Overall pre-tax losses are $133.3 million and $132.5 million for the quarter and nine-months ending September 30, 2007. As noted, tax benefits recorded for the same periods are $95.6 million and $176.1 million respectively, resulting in actual effective tax rates on a GAAP basis for the current quarter and nine-month period of 71.7% and 132.9%, respectively.

The statutory tax rates (US federal and applicable state tax) applied to the pre-tax losses associated with the significant, noteworthy items (valuation adjustments related to the home lending assets, the loss on extinguishment of debt and the gain on the sale of U.S. construction portfolio) are significantly higher than the tax rates applied to the Company’s other items of ordinary income and expense. Accordingly, the level of recorded tax benefits in the periods are significantly higher in relation to the overall level of consolidated pre-tax losses.

The reduction in the adjusted effective tax rate for the nine months to 26.6%, reflects our strategy to relocate and fund aerospace and other assets offshore, favorable tax treatment for certain aircraft leasing operations conducted offshore, and improved international earnings.

The provision for income taxes for the quarter ended September 30, 2007 was also impacted by a net $4.3 million benefit, comprised of a reduction of tax expense from an additional deferred tax release associated with certain aircraft transfers, offset by a $1.4 million increase in liabilities related to uncertain tax positions, in accordance with Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”).

The Company’s U.S. Federal income tax returns for 2002 through 2004 are currently under examination by the Internal Revenue Service. The audit of the 1997 through 2001 years is currently being reviewed, having been returned by Appeals to an examining agent for further development of the disputed issues. The Canadian tax authorities are auditing the September 30, 2002 tax year and are considering issues to which the Company has filed objections or Voluntary Disclosure relating to the 1992 through 2002 tax years. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2005. Management does not anticipate the resolution of these matters will result in a material change to its financial position or results of operations.

The Company, as required by regulation, has made deposits totaling $93 million (CAD) to Revenue Canada (“CRA”) in connection with disputed tax positions related to certain leasing transactions. We are engaged in settlement discussions with CRA with respect to these transactions, the outcome and timing of which is uncertain. These leasing transactions were originated by a predecessor prior to being acquired in a stock transaction by the Company. The predecessor shareholders provided an indemnification with respect to the tax attributes of these transactions. Management of the Company believes that the settlement of these transactions with CRA, and/or with the indemnitors, would not have a material adverse impact on the Company’s financial position, cash flows or results of operations.

See Note 1 – Adoption of New Accounting Standards to the consolidated financial statements for additional disclosures relating to the accounting for uncertain tax positions.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	35

FINANCING AND LEASING ASSETS

BUSINESS VOLUMES

Business Volumes (excluding factoring, dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Corporate Finance	$3,582.4	$ 4,519.1	$11,793.3	$11,033.2
Transportation Finance	757.5	458.9	2,140.0	1,741.7
Vendor Finance	2,296.4	2,028.8	7,068.9	6,018.9
Home Lending	499.2	2,038.7	4,181.5	5,791.7
Consumer	1,992.5	1,964.4	5,661.6	5,131.1

Total new business volume	$9,128.0	$11,009.9	$30,845.3	$29,716.6

Quarterly new business volume (cash disbursements under new contracts) growth, excluding home lending and factoring, was down 4% from last year. The decline for the quarter in Corporate Finance is due to the sale of the U.S. construction business last quarter ($439 million quarterly volume last year), lower healthcare volume and the sharply lower syndication market activity in the 2007 third quarter, reflecting our risk management decisions regarding targeted hold positions relating to loans to be syndicated or sold. However, the strong first half of the year helped the segment maintain higher year to date volumes. The increases in Transportation Finance are due to strength in aerospace, reflecting new plane deliveries. Vendor Finance volume increased despite declines in Dell related volumes. Excluding Dell, volumes increased 60% for the quarter and 58% year to date. As previously mentioned, we ceased originating home lending loans during the quarter, but completed the funding of previously approved loans. Consumer increased on stronger student lending school channel volumes. Year to date, new business volume growth was up 11% from last year on the same basis.

PORTFOLIO MANAGEMENT

Managed assets increased 5% in the third quarter of 2007 reflecting strong organic growth. We made two significant acquisitions during 2007, including approximately $2 billion of vendor finance assets primarily in the UK and Germany at the start of the year and approximately $2 billion of business technology finance assets in the U.S. in the second quarter. We took significant actions that reduced third quarter asset levels when we decided to cease originating home lending assets as discussed in Profitability and Key Business Trends, and during the second quarter, when we sold our $2.6 billion U.S. construction financing business. Additionally, the year to date lower of cost or market home lending valuation allowance reduced the carrying value of the portfolio by $1.2 billion.

Reduced liquidity in the markets during the third quarter dampened our ability to sell and syndicate assets. During the 2007 third quarter, we syndicated or sold $1.2 billion of financing and leasing assets (13% of new business volume), down from $3.6 billion (33%) in the 2006 quarter. Year to date, receivable sales and syndications totaled $6.7 billion (22%), versus $7.2 billion (24%) in 2006.

36	CIT GROUP INC

Financing and Leasing Assets by Segment (dollars in millions)

	September 30, 2007	December 31, 2006	Percentage Change
Corporate Finance
Finance receivables	$20,232.1	$20,190.2	0.2%
Operating lease equipment, net	229.9	204.4	12.5%
Financing and leasing assets held for sale	904.6	616.1	46.8%

Owned assets	21,366.6	21,010.7	1.7%
Finance receivables securitized and managed by CIT	1,636.9	1,568.7	4.3%

Managed assets	23,003.5	22,579.4	1.9%

Transportation Finance
Finance receivables	2,477.8	2,123.3	16.7%
Operating lease equipment, net	10,601.9	9,846.3	7.7%
Financing and leasing assets held for sale	4.2	75.7	(94.5)%

Owned assets	13,083.9	12,045.3	8.6%

Trade Finance
Finance receivables	7,945.6	6,975.2	13.9%

Vendor Finance
Finance receivables	10,169.9	6,888.9	47.6%
Operating lease equipment, net	1,098.5	967.2	13.6%
Financing and leasing assets held for sale	1,418.3	529.3	168.0%

Owned assets	12,686.7	8,385.4	51.3%
Finance receivables securitized and managed by CIT	4,211.4	3,850.9	9.4%

Managed assets	16,898.1	12,236.3	38.1%

Home Lending
Finance receivables	9,156.2	9,861.3	(7.2)%
Financing and leasing assets held for sale	902.1	240.0	275.9%

Owned assets	10,058.3	10,101.3	(0.4)%
Finance receivables securitized and managed by CIT	713.2	841.7	(15.3)%

Managed assets	10,771.5	10,943.0	(1.6)%

Consumer
Finance receivables - student lending	10,960.3	8,488.9	29.1%
Finance receivables - other	810.5	537.1	50.9%
Financing and leasing assets held for sale	649.3	332.6	95.2%

Owned assets	12,420.1	9,358.6	32.7%

Other - Equity Investments	161.7	25.4	536.6%

Managed assets	$84,284.4	$74,163.2	13.6%

Managed assets, excluding home lending	$73,512.9	$63,220.2	16.3%

The growth was on balance sheet and was broad based. Excluding home lending, managed assets grew over 7% during the quarter and about 21% over last year.

The increase in Other - Equity Investments primarily reflects the Company’s investments in the recently completed CLO and REIT transactions.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	37

RESULTS BY BUSINESS SEGMENT

Effective with the third quarter of 2007, and consistent with recent management changes, our segment disclosures reflect the following changes. The presentation of prior period data has been conformed to current period presentation.

•	The home lending business is being reported as a separate segment.
•	The student lending and consumer loan businesses previously in the Consumer and Small Business Lending segment, are reported in the Consumer segment.
•	The small business lending unit was transferred from the former Consumer and Small Business Lending segment to the Corporate Finance segment during the quarter.

Results by Business Segment (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income (Loss)
Corporate Finance(1)	$ 83.3	$ 93.6	$ 382.7	$ 225.8
Transportation Finance	70.3	86.8	209.6	200.8
Trade Finance	43.5	39.1	116.2	118.2
Vendor Finance	58.2	60.5	204.5	198.6
Home Lending(2)	(290.6)	11.7	(800.5)	27.2
Consumer	9.4	12.7	35.9	24.7

Total Segments	(25.9)	304.4	148.4	795.3
Corporate & Other	(20.4)	(13.6)	(128.7)	(38.8)

Total	$(46.3)	$ 290.8	$ 19.7	$ 756.5

Return on Equity
Corporate Finance	13.9%	17.0%	20.7%	14.6%
Transportation Finance	16.8%	24.4%	17.1%	15.2%
Trade Finance	18.6%	17.5%	17.4%	18.2%
Vendor Finance	13.1%	23.3%	15.9%	25.2%
Home Lending	NM	6.0%	NM	4.9%
Consumer	7.0%	10.9%	9.2%	7.3%
Total Segments	(1.3)%	17.9%	2.5%	17.4%
Corporate & Other	(1.4)%	(1.0)%	(2.1)%	(2.3)%
Total	(2.7)%	16.9%	0.4%	15.1%
(1)	Year to date 2007 includes an after tax construction sale gain of $137 million.
(2)	2007 includes an after tax home lending lower of cost or market adjustment of $291 million for the quarter and $786 million year to date.
NM - Not Meaningful

Corporate Unallocated Expenses (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Unallocated revenues, net	$ 2.8	$ 10.7	$ 5.9	$ 5.6
Provision for credit losses	(14.3)	(11.3)	(7.9)	(9.4)
Preferred stock dividends	(7.5)	(7.5)	(22.5)	(22.7)
Provision for severance and real estate exit activities	(1.4)	(5.5)	(22.5)	(12.4)
Venture capital operating (losses) income	—	—	(2.5)	0.1

Subtotal	(20.4)	(13.6)	(49.5)	(38.8)
Loss on early extinguishments of debt	—	—	(79.2)	—

Total	$(20.4)	$(13.6)	$(128.7)	$(38.8)

See Reserve for Credit Losses section for discussion on provision for credit losses not reflected in the segment results. Results by business segment are discussed below. See Note 4 - Business Segment Information for additional segment data.

38	CIT GROUP INC

Corporate Finance

•	For the quarter, total net revenues (the sum of net finance revenue and other income) decreased from the prior year quarter as revenue from higher assets and incremental advisory fee income from our recent management advisory acquisition was offset by lower gains from loan sales and syndications, due to lower market liquidity and syndication activity. We syndicated or sold approximately $850 million of receivables compared to $1.9 billion last year.
•	Net finance revenue as a percentage of average earning assets was essentially flat with last year.
•	Net charge-offs increased from last year due to lower recoveries. Delinquencies and non-performing assets increased from last quarter, but remain below last year’s levels.
•	Return on risk-adjusted capital was 13.9%, down from the prior year on lower other income and fewer recoveries.
•	Volume decreased from record levels last year due to market conditions and the sale of the construction business in the 2007 second quarter.
•	Managed assets were up 7% over last year; growth was spread across most businesses, but was mitigated by the $2.6 billion construction sale and asset sales into the REIT and CLO of $0.5 billion.

Transportation Finance

•	Total net revenues were up from last year due to asset growth, improved rental rates and higher gains on equipment sales. As a percentage of average earning assets, net finance revenue for the quarter increased from last year on stronger operating lease margins in both aerospace and rail. Our aerospace assets were fully utilized and lease rates remained strong, while we experienced some weakening in rail utilization.
•	Credit quality continued to be strong with net recoveries, stable delinquencies and level non-performing assets.
•	Return on risk-adjusted capital improved from last quarter to 16.8% and declined from the prior year, as the year ago period benefited from the release of deferred tax liabilities.
•	Volume was strong, effectively doubling from the prior year, as we had good financing flow and took delivery of and placed four new aircraft on leases. All of the scheduled aerospace deliveries through March 2009 have been placed. See Note 11 - Commitments and Contingencies for additional information.
•	Asset growth was driven by aerospace. See Concentrations for additional information.

Trade Finance

•	Total net revenues were down slightly from last year as increased net finance revenue on higher net receivables was offset by lower commission rates.
•	Net finance revenue as a percentage of average earning assets decreased from the prior year on competitive pricing.
•	Net charge-offs, delinquencies and non-performing loans were down from last quarter and last year.
•	Return on risk-adjusted capital improved to 18.6% from last year.
•	Factored volume seasonally increased in the third quarter, but was flat with the prior year.

Vendor Finance

•	Total net revenues were up modestly from last year, as higher net finance revenues driven by asset growth more than offset lower other income and weaker joint venture earnings this quarter.
•	Net finance revenue as a percentage of average earning assets after depreciation was down from last year, primarily due to higher borrowing costs and lower international lending spreads, reflecting recent acquisition activity.
•	Credit losses were flat versus last quarter and up slightly from last year. Delinquencies and non-performing asset levels increased over both periods.
•	Total new business volume grew 13% over last year driven by international operations. U.S. volumes were essentially flat as declines in Dell volume were offset by improved volume from new vendor relationships. Excluding Dell, volumes were up 60%.
•	Return on risk-adjusted capital of 13.1% was down from last quarter and last year, reflecting lower joint venture earnings and recent acquisitions for which cost synergies have not yet been realized.

Home Lending

•	Total net revenues were $67 million before the valuation adjustment, and were flat with last year.
•	Net finance revenue as a percentage of average earning assets increased due to the second quarter fair value adjustment, which reduced the book value of the assets and eliminated amortization of previously capitalized loan origination costs beginning in the third quarter.
•	Net charge-offs of $55 million, which were applied against the valuation adjustment, were above management estimates due to increased foreclosures. Net charge-offs included $0.6 million of non-home mortgage receivables, which include our liquidating manufactured housing and recreation vehicle portfolios. Delinquencies and non-performing assets increased from

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	39

last quarter and last year reflecting portfolio seasoning and continued deterioration in the housing sector.

•	New business volume was approximately $500 million. The origination platform was closed on August 28, 2007.
•	Pre-tax earnings were $45 million before allocated corporate overhead, valuation adjustment and provision for severance and real estate exit activities.
•	Costs related to recent funding initiatives, including the higher cost on-balance sheet securitization transaction, will be allocated to the home lending segment, reducing profitability prospectively.

Consumer

•	Total net revenues were up from last year, as higher net finance revenues driven by asset growth more than offset lower other income.
•	Net finance revenue as a percentage of average earning assets declined due to higher funding costs.
•	Net charge-offs increased approximately $10 million from the prior year quarter, as well as year to date, in the other consumer portfolio, which consists of approximately $800 million of finance receivables. Delinquencies and non-performing assets also increased in these portfolios. Delinquencies increased moderately in student lending, largely reflecting seasoning of this portfolio.
•	New business volume improved from last quarter and was flat year-over-year, as school channel volume increased as a percentage of originations.
•	Return on risk-adjusted capital for the segment was 7.0%, down year over year on lower other income.

CONCENTRATIONS

TEN LARGEST ACCOUNTS

Our ten largest financing and leasing asset accounts in the aggregate represented 4.1% of our total financing and leasing assets at September 30, 2007 (the largest account being less than 1.0%) and 4.6% at year-end. The largest accounts primarily consist of companies in the transportation, energy, and retail industries.

OPERATING LEASES

Operating Leases (dollars in millions)

	September 30, 2007	December 31, 2006
Transportation Finance - Aerospace(1)	$ 6,794.0	$ 6,274.0
Transportation Finance - Rail	3,807.9	3,572.3
Vendor Finance	1,098.5	967.2
Corporate Finance	229.9	204.4

Total	$11,930.3	$11,017.9

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

The increase in the Transportation Finance - Aerospace portfolio primarily reflects deliveries of 16 new commercial aircraft placed on lease from our order book. The increase in rail was due to the reclassification of railcars formerly under leveraged leases coupled with relatively strong rail volume and utilization rates. The increase in the Vendor Finance amount reflects a second quarter technology finance acquisition.

See Risk Management for additional information regarding commercial aircraft purchase commitments.

JOINT VENTURE RELATIONSHIPS

Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya are among our largest alliances. The joint venture agreement with Snap-on runs through January 2009. The Avaya agreement, which relates to profit-sharing on a CIT direct origination program, runs through September 2009.

We have multiple programs with Dell, which cover vendor financing programs in the U.S., Canada, Europe, Latin America, Asia and Australia. The largest program involves the Dell Financial Services (DFS) joint venture, which covers originations in the U.S. The DFS joint venture agreements provide Dell with the option to purchase CIT’s 30% interest in DFS on February 1, 2008; whether or not Dell exercises such purchase option, CIT’s right to purchase a percentage of DFS finance receivables continues through January 2010. The purchase price applicable to Dell’s option to acquire CIT’s interest in DFS (the “Option Price”) is based on a formula tied to DFS’s profitability, with a minimum Option Price of $100 million and a maximum Option Price of $345 million. If Dell exercises its purchase option, in addition to paying CIT the Option Price, Dell is required to pay CIT an amount equal to the balance in its capital account with DFS. While Dell has not yet communicated to CIT whether it intends to exercise its purchase option, Dell and CIT are in discussions regarding the Option Price calculated by DFS pursuant to the joint venture agreement. Management currently expects that a potential option price would likely be towards the upper end of the above range.

Our vendor program financing and leasing assets include amounts related to the Dell, Snap-on, and Avaya joint venture programs. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities.

Returns relating to these three previously discussed joint venture relationships (i.e. net income as a percentage of average managed assets) for the third quarter and nine months of 2007 were significantly higher than the Vendor Finance segment returns. A significant reduction in origination volumes from any of these alliances could have a material impact on our asset and net income levels. For additional information regarding certain of our joint venture activities, see Note 9 - Certain Relationships and Related Transactions.

40	CIT GROUP INC

Joint Venture Relationships (dollars in millions)

	September 30, 2007	December 31, 2006
Owned Financing and Leasing Assets
Dell U.S.	$ 621.0	$1,307.9
Dell - International	1,651.8	1,667.9
Snap-on	1,006.9	1,001.2
Avaya	408.3	478.0
Securitized Financing and Leasing Assets
Dell U.S.	2,514.3	2,394.5
Dell - International	11.3	122.3
Snap-on	27.4	39.2
Avaya Inc.	409.9	446.1

GEOGRAPHIC COMPOSITION

Geographic Concentration by Obligor (dollars in millions)

	September 30, 2007	December 31, 2006
State
California	8.8%	9.3%
New York	6.4%	6.6%
Texas	6.6%	7.2%
All other states	53.9%	55.8%

Total U.S.	75.7%	78.9%

Country
Canada	5.8%	5.6%
England	5.1%	3.4%
Germany	2.1%	1.1%
China	1.2%	1.2%
Mexico	1.2%	1.1%
Australia	1.1%	1.0%
All other countries	7.8%	7.7%

Total International	24.3%	21.1%

The table summarizes state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our owned financing and leasing portfolio assets. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	41

INDUSTRY COMPOSITION

Our industry composition is detailed in Note 5 - Concentrations. We believe the following discussions, covering certain industries, are of interest to investors.

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	September 30, 2007		December 31, 2006
	Net Investment	Number	Net Investment	Number
By Region
Europe	$2,900.0	90	$2,880.2	88
U.S. and Canada	1,370.5	62	1,288.0	60
Asia Pacific	2,013.2	77	1,705.6	52
Latin America	1,073.7	34	835.4	27
Africa / Middle East	493.2	13	402.1	10

Total	$7,850.6	276	$7,111.3	237

By Manufacturer
Boeing	$3,539.6	151	$3,105.7	124
Airbus	4,301.7	124	3,996.2	113
Other	9.3	1	9.4	—

Total	$7,850.6	276	$7,111.3	237

By Body Type (1)
Narrow body	$5,879.7	216	$5,168.9	179
Intermediate	1,652.4	45	1,690.3	43
Wide body	309.2	14	242.7	15
Other	9.3	1	9.4	—

Total	$7,850.6	276	$7,111.3	237

By Product
Operating lease	$6,729.9	209	$6,274.0	192
Leveraged lease (other)	40.8	2	95.2	4
Leveraged lease (tax optimized)	45.0	1	43.1	1
Capital lease	231.2	9	151.9	6
Loan	803.7	55	547.1	34

Total	$7,850.6	276	$7,111.3	237

Number of accounts	102		92
Weighted average age of fleet (years)	6		5
Largest customer net investment	$ 279.7		$ 288.6
Off-lease aircraft	—		—
(1)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

Our commercial aerospace portfolio is in the Transportation Finance segment. The commercial aircraft all comply with Stage III noise regulations. Generally, we write leases for terms between three and five years. The increase in the portfolio balance was due to new aircraft deliveries placed on lease.

Our top five commercial aerospace exposures totaled $1,266.3 million at September 30, 2007, three of which are to carriers outside of the U.S. The largest exposure to a U.S. carrier at September 30, 2007 was $239.2 million.

See Note 11 – Commitments and Contingencies for additional information regarding commitments to purchase additional aircraft and Note 5 – Concentrations for further discussion on geographic and industry concentrations.

42	CIT GROUP INC

Student Lending (Student Loan Xpress)

The Consumer Finance student lending portfolio, which is marketed as Student Loan Xpress, totaled $11.5 billion at September 30, 2007, representing 14.9% of owned and 13.7% of managed assets. Loan origination volumes were $1.8 billion for the quarters ended September 30, 2007 and 2006 and $5.0 billion and $4.7 billion for the nine months then ended. Student Loan Xpress has arrangements with certain financial institutions to sell selected loans and works jointly with these financial institutions to promote these relationships.

Student Lending Receivables by Product Type (dollars in millions)

	September 30, 2007	December 31, 2006
Consolidation loans	$ 9,281.3	$ 7,399.8
Other U.S. Government guaranteed loans	1,784.3	1,064.1
Private (non-guaranteed) loans and other	486.3	308.8

Total	$ 11,551.9	$ 8,772.7

Delinquencies (sixty days or more)	598.7	$ 400.1
Delinquencies (sixty days or more) % of Finance Receivables	5.46%	4.71%
Top state concentrations	California, New York, Texas, Ohio, Pennsylvania	California, New York, Texas, Ohio, Pennsylvania
Top state concentrations (%)	36%	35%

During the third quarter of 2007, legislation was passed with respect to the student lending business. Among other things, the legislation reduces the maximum interest rates that can be charged by lenders in connection with a variety of loan products, increases loan origination fees paid to the government by lenders, and reduces the lender guarantee percentage. The legislation goes into effect for all new FFELP student loans with the first disbursements on or after October 1, 2007. The reduced guarantee percentage, from 97% to 95%, is in effect for loans originated after October 1, 2012.

While the demographics of this market remain strong, the adequacy of returns related to future originations is uncertain in light of the recent legislation. As a result, management assessed the value of goodwill associated with our student lending business following the passage of the legislation. Based on our assessment of the legislation’s potential impact on earnings levels for new loan originations and ensuing business practices coupled with management’s assumptions and projected cash flows of the existing business, management does not believe that the legislation results in an impairment of the student lending goodwill under FAS 142 at this time. See Note 14 for additional information regarding goodwill related to the student lending business.

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

INTEREST RATE RISK MANAGEMENT

An immediate hypothetical 100 basis point increase in the yield curve on October 1, 2007 would reduce our net income by an estimated $11 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in our net income of a like amount. A 100 basis point increase in the yield curve on October 1, 2006 would have reduced our net income by an estimated $12 million after tax, while a corresponding decrease in the yield curve would have increased our net income by a like amount.

An immediate hypothetical 100 basis point increase in the yield curve on October 1, 2007 would increase our economic value by $233 million before income taxes. A 100 basis point increase in the yield curve on October 1, 2006 would have increased our economic value by $213 million before income taxes.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	43

A comparative analysis of the weighted average principal outstanding and interest rates on our debt before and after the effect of interest rate swaps is shown on the following table.

Principal and Interest Rates Before and After Interest Rate Swaps (dollars in millions)

	Before Swaps		After Swaps
Quarter Ended September 30, 2007
Commercial paper, variable-rate senior notes and secured borrowings	$38,762.4	5.29%	$39,342.8	5.38%
Fixed-rate senior and subordinated notes and deposits	32,624.1	5.50%	32,043.7	5.58%

Composite	$71,386.5	5.40%	$71,386.5	5.48%

Quarter Ended September 30, 2006
Commercial paper, variable-rate senior notes and secured borrowings	$27,298.6	5.40%	$30,018.2	5.46%
Fixed-rate senior and subordinated notes and deposits	27,041.3	5.85%	24,321.7	5.92%

Composite	$54,339.9	5.62%	$54,339.9	5.66%

Nine Months Ended September 30, 2007
Commercial paper, variable-rate senior notes and secured borrowings	$35,462.5	5.31%	$37,210.1	5.41%
Fixed-rate senior and subordinated notes and deposits	32,708.6	5.46%	30,961.0	5.52%

Composite	$68,171.1	5.38%	$68,171.1	5.46%

Nine Months Ended September 30, 2006
Commercial paper, variable-rate senior notes and secured borrowings	$25,746.8	5.05%	$29,039.0	5.14%
Fixed-rate senior and subordinated notes and deposits	25,256.4	5.61%	21,964.2	5.61%

Composite	$51,003.2	5.33%	$51,003.2	5.35%

The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

Interest Sensitive Assets and Liabilities Before and After Swaps (dollars in millions)

	Before Swaps		After Swaps
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
September 30, 2007
Assets	51%	49%	51%	49%
Liabilities	47%	53%	49%	51%
December 31, 2006
Assets	51%	49%	51%	49%
Liabilities	55%	45%	50%	50%

The reduction in fixed rate liabilities before swaps from December 31, 2006 largely reflects the asset-backed borrowings completed during the third quarter.

Total interest sensitive assets were $73.7 billion and $64.1 billion at September 30, 2007 and December 31, 2006. Total interest sensitive liabilities were $67.2 billion and $57.1 billion at September 30, 2007 and December 31, 2006.

LIQUIDITY RISK MANAGEMENT

Our goal is to maintain a disciplined approach to liquidity risk management to ensure ample funding sources to meet the needs of the business, while not relying upon a single source. We raise debt financing from multiple sources as outlined below, with funding decisions driven by the relative cost and availability of these alternative sources. Our commercial paper programs provide short term financing, and are comprised of U.S., Canadian and Australian programs. Outstanding commercial paper totaled $3.6 billion at September 30, 2007, down from $5.4 billion at December 31, 2006. Our target maximum outstanding has been an aggregate $6 billion USD equivalent for the three programs. In addition, our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper, with available bank lines aggregating $7.8 billion at September 30, 2007.

The capital markets experienced a heightened level of volatility during the current quarter causing a widening of corporate borrowing spreads and restricted access to traditional uninsured long-term funding sources at competitive rates. Given these market dislocations, we transitioned to other funding sources. We funded our business principally in the asset-backed markets and raised approximately $9 billion of proceeds through on balance sheet financings including: $4.3 billion secured by home loans, $2.8 billion secured by student loans, $1.5 billion secured by factoring receivables; and off balance sheet

44	CIT GROUP INC

financings of $1.2 billion secured by equipment. In October, we received an additional $0.8 billion of proceeds from a home lending receivables securitization. We continued to access the commercial paper markets, but at reduced levels.

Capital markets volatility has continued into the fourth quarter resulting in our unsecured debt spreads remaining at historically wide levels. Should these conditions persist, we expect to continue largely satisfying our funding requirements through the asset-backed markets.

During 2007, we grew deposits at CIT Bank, a Utah industrial bank, by approximately $0.7 billion to $3.0 billion. This action represents continued execution on our liquidity risk management plan to broaden our funding sources and decrease our reliance on the capital markets. The Bank’s assets included student lending loans, and other consumer type loans which are funded with Bank deposits. Our longer-term goal is to have 10% of our total funding base from Bank deposits. We are currently evaluating the bank’s asset origination alternatives.

We maintain registration statements with the Securities and Exchange Commission (SEC) covering debt securities that we may sell in the future. At September 30, 2007, 4.0 billion euros of registered but unissued debt securities were available under our euro medium-term notes program, under which we may issue debt securities and other capital market securities in multiple currencies. In addition, CIT maintains an effective shelf registration with the SEC for the issuance of senior and subordinate debt, and other capital market securities that does not require a specific limit under the revised rules. Unsecured term-debt issued during 2007 totaled $7.1 billion including $4.6 billion variable-rate medium-term notes and $2.5 billion in fixed-rate notes.

Consistent with our strategy of managing debt refinancing risk, the weighted average maturity of unsecured senior term-debt issued in 2007 was approximately five years. Included with the fixed rate notes are issuances under a retail note program in which we offer fixed-rate senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During 2007, we issued $0.5 billion under this program having maturities between 2 and 15 years. We plan on continuing to utilize diversified sources of debt funding to meet our strategic global growth initiatives.

Our liquidity risk management philosophy is to ensure uninterrupted funding availability to meet the needs of the business through alternate liquidity sources. Our strategy involves maintaining immediate cash availability, through overnight cash investments, and multiple sources of committed funding facilities. We maintain U.S. multi-year bank facilities of $7.3 billion. We also have local bank lines of $700 million, which include a $200 million facility to back stop international commercial paper to support our international operations. To further diversify our funding sources, we maintain committed asset-backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home lending receivables and trade accounts receivable. We have committed asset-backed facilities aggregating $10.9 billion covering a variety of asset classes, with approximately $2.4 billion of availability under these facilities as of September 30, 2007. While these are predominately in the U.S., we also maintain facilities for Canadian domiciled assets. As noted in the table below, we target the aforementioned minimum aggregate alternate liquidity sources to equal short-term debt. These sources exceeded short-term debt at both period end dates noted below.

Liquidity Measurements

	Current Target	September 30, 2007	December 31, 2006
Commercial paper to total debt	Maximum of 15%	5%	9%
Short-term debt to total debt	Maximum of 35%	20%	24%
Bank lines to commercial paper	Minimum of 100%	231%	148%
Aggregate alternate liquidity * to short-term debt	Minimum of 100%	107%	125%
*	Aggregate alternate liquidity includes available bank facilities, asset-backed facilities and cash.

Our credit ratings are an important factor in meeting our earnings and net finance revenue targets as better ratings generally correlate to lower cost of funds (see Net Finance Revenue, interest expense discussion). The following credit ratings have been in place since September 30, 2002. Upon the issuance of our earnings release on October 17, 2007, each of the following credit agencies re-affirmed both the credit rating and outlook.

Credit Ratings

	Short-Term	Long-Term	Outlook
DBRS	R-1L	A	Stable
Fitch	F1	A	Positive
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable

The credit ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Our unsecured notes are issued under indentures containing certain covenants and restrictions on CIT. Among the covenants, which also apply to our credit agreements, is a negative pledge provision that limits the granting or permitting of liens on the assets owned by the holding company. In addition, our credit agreements also contain a requirement that

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	45

CIT maintain a minimum net worth of $4.0 billion. See Note 15 for consolidating financial statements of CIT Group Inc. (the holding company) and other subsidiaries.

CIT has certain preferred stock and junior subordinated notes outstanding. The terms of these securities restrict us from declaring dividends or paying interest on the securities, as applicable, if, among other things, our average four quarters fixed charge ratio is less than 1.10, or if our tangible to managed asset ratio is less than 5.50%.

The following tables summarize significant contractual payments and projected cash collections, and contractual commitments:

Payments and Collections for the twelve-months ended September 30 (dollars in millions)(1)

	Total	2008	2009	2010	2011	2012+
Commercial paper	$ 3,559.4	$ 3,559.4	$ —	$ —	$ —	$ —
Deposits	3,023.7	1,493.2	842.1	399.1	112.2	177.1
Variable-rate senior unsecured notes	22,221.5	9,060.4	7,048.7	1,337.9	2,084.7	2,689.8
Fixed-rate senior unsecured notes	28,383.9	2,798.2	2,674.2	2,809.9	4,180.0	15,921.6
Non-recourse, secured borrowings	14,838.0	3,365.7	1,818.1	1,896.4	704.9	7,052.9
Junior subordinated notes	750.0	—	—	—	—	750.0
Lease rental expense	373.2	45.9	41.7	35.3	32.8	217.5

Total contractual payments	73,149.7	20,322.8	12,424.8	6,478.6	7,114.6	26,808.9

Finance receivables(3)	61,752.4	14,198.8	5,309.1	4,923.5	4,300.6	33,020.4
Operating lease rental income(4)	5,911.8	1,673.4	1,380.2	1,012.3	682.6	1,163.3
Finance receivables held for sale(5)	3,878.5	3,878.5	—	—	—	—
Cash – current balance	4,998.0	4,998.0	—	—	—	—
Retained interest in securitizations and other investments	1,428.4	632.6	281.4	132.7	77.2	304.5

Total projected cash collections	77,969.1	25,381.3	6,970.7	6,068.5	5,060.4	34,488.2

Net projected cash collections (payments)	$ 4,819.4	$ 5,058.5	$(5,454.1)	$ (410.1)	$(2,054.2)	$ 7,679.3

(1)	Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.
(2)	Includes $3 billion of secured borrowing on student lending assets securitized that has a annual renewal but the repayments reflect the contractual principal
(3)	Based upon carrying values, including unearned discount; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.
(4)	Rental income balances include payments from lessees on sale-leaseback equipment. See CIT payment schedule below.
(5)	Based upon management’s intent to sell rather than contractual maturities of underlying assets.

September 30, 2007:

Commitment Expiration for the twelve months ended September 30 (dollars in millions)

	Total	2008	2009	2010	2011	2012+
Credit extensions	$13,144.5	$2,045.0	$1,107.0	$2,323.7	$1,605.8	$ 6,063.0
Aircraft purchases	7,485.0	1,530.0	1,083.0	1,006.0	934.0	2,932.0
Letters of credit	1,021.7	951.4	13.3	4.1	33.7	19.2
Sale-leaseback payments	1,807.6	132.2	130.9	133.3	139.4	1,271.8
Manufacturer purchase commitments	867.1	639.5	207.9	19.7	—	—
Guarantees, acceptances and other recourse obligations	161.8	146.6	—	—	3.1	12.1
Liabilities for unrecognized tax obligations	216.2	—	216.2	—	—	—

Total contractual commitments	$24,703.9	$5,444.7	$2,758.3	$3,486.8	$2,716.0	$10,298.1

(1)	See Income Taxes for discussion of unrecognized tax obligations.

INTERNAL CONTROLS

The Internal Controls Committee is responsible for monitoring and improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“SARBOX”). The committee, which is chaired by the Controller, includes the Vice Chairman and Chief Financial Officer, the Director of Internal Audit and other senior executives in finance, credit audit and information technology.

46	CIT GROUP INC

OFF-BALANCE SHEET ARRANGEMENTS

Securitized Assets (dollars in millions)

	September 30, 2007	December 31, 2006
Securitized Assets
Corporate Finance	$1,636.9	$1,568.7
Vendor Finance	4,211.4	3,850.9
Home Lending(1)	713.2	841.7

Total securitized assets	$6,561.5	$6,261.3

Securitized assets as a % of managed assets	7.8%	8.4%

(1)	Includes Manufactured Housing and other assets of approximately $168 million and $207 million at September 30, 2007 and December 31, 2006.

See Form 10-K for the year ended December 31, 2006 for a description of our securitization programs.

Volume Securitized (dollars in millions)

Quarters ended September 30,	2007	2006
Corporate Finance(1)	$ 442.3	$ 101.9
Vendor Finance	1,012.0	734.1

Total volume securitized	$1,454.3	$ 836.0
Nine months ended September 30,
Corporate Finance(1)	$ 705.5	$ 265.1
Vendor Finance	2,799.6	2,374.3

Total volume securitized	$3,505.1	$2,639.4

(1)	Includes approximately $350 million in Small Business Lending receivables securitized in the third quarter 2007.

Our retained interests had a carrying value at September 30, 2007 of $1.3 billion. Retained interests are subject to credit and prepayment risk. As of September 30, 2007, approximately 69% of our outstanding securitization pool balances are in conduit structures. Securitized assets are subject to the same credit granting and monitoring processes as our owned portfolio.

Key Securitization Assumptions

The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2007 were as follows:

	Commercial Equipment		Other
	Vendor Finance	Corporate Finance	Small Business Lending
Weighted average prepayment speed	26.25%	10.84%	17.00%
Weighted average expected credit losses (annualized)	0.23%	0.63%	2.26%
Weighted average discount rate	8.81%	9.00%	14.00%
Weighted average life (in years)	1.52	1.91	3.85

The key assumptions used in measuring the fair value of retained interests in securitized assets at September 30, 2007 were as follows:

	Consumer		Commercial Equipment		Other
	Home Lending and Manufactured Housing	Recreational Vehicles and Boats	Vendor Finance	Corporate Finance	Small Business Lending
Weighted average prepayment speed	22.63%	21.50%	27.46%	9.86%	17.00%
Weighted average expected credit losses (annualized)	0.61%	0.23%	0.66%	0.45%	2.26%
Weighted average discount rate	13.00%	15.00%	8.98%	9.00%	14.00%
Weighted average life (in years)	3.48	2.42	1.31	1.67	3.85

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

ON-BALANCE SHEET SECURITIZATION TRANSACTIONS

As discussed in Liquidity Risk Management, our business was funded primarily in the asset-backed markets during the third quarter of 2007. In addition to the off-balance sheet securitization transactions discussed above, the Company raised approximately $8.5 billion of proceeds during the third quarter from on-balance sheet financings including: $4.3 billion secured by home loans, $2.8 billion secured by student loans and $1.4 billion secured by factoring receivables. These transactions do not meet the accounting (SFAS 140) requirements for sales treatment and are therefore recorded as non-recourse secured borrowings, with the proceeds reflected in Non-recourse, secured borrowings in the Consolidated Balance Sheet. Certain cash balances are restricted in conjunction with the student lending borrowings.

The following table summarizes the assets pledged / encumbered and the related secured borrowings as of September 30, 2007. Amounts do not include non-recourse borrowings related to leveraged lease transactions.

(dollars in millions)

	Assets Pledged	Secured Borrowing
Home Lending	$ 7,241.7	$ 4,306.0	(2)
Consumer (student loans)	8,523.5	8,840.7
Trade Finance (factoring receivables)	5,734.4	1,421.6	(3)
Vendor Finance (acquisition financing)(1)	1,627.3	1,546.8
Corporate Finance (energy project finance)	269.7	269.7

Total	$23,396.6	$16,384.8

(1)	Debt is recourse to CIT and is reported in Variable rate senior notes on the Consolidate Balance Sheet.
(2)	Excludes $0.8 billion of additional borrowings in October 2007 raised against the same collateral pool in conjunction with the September 2007 on-balance sheet securitization of home lending receivables.
(3)	Excludes credit balances of factoring clients.

CAPITALIZATION

CAPITAL STRUCTURE

Capital Structure (dollars in millions)

	September 30, 2007	December 31, 2006
Commercial paper, deposits, term debt and secured borrowings	$ 72,026.5	$ 60,454.5

Total common stockholders’ equity	6,669.4	7,251.1
Preferred stock	500.0	500.0

Total stockholders’ equity	7,169.4	7,751.1
Junior subordinated notes	750.0	—
Preferred capital securities(1)	—	250.3

Total stockholders’ equity, junior subordinated notes and preferred capital securities	7,919.4	8,001.4
Goodwill and other intangible assets	(1,459.1)	(1,008.4)
Other tangible equity adjustments(2)	22.6	(52.6)
Total tangible stockholders’ capital	6,482.9	6,940.4

Total tangible debt and equity	$ 78,509.4	$ 67,394.9

Tangible capital to managed assets(2)	7.69%	9.36%
Tangible book value per common share(3)	$ 27.60	$ 31.22
Book value per common share	$ 35.29	$ 36.30
(1)	The preferred capital securities were called on March 12, 2007.
(2)	Tangible capital excludes the impact of the changes in fair values of derivatives qualifying as cash flow hedges and certain unrealized gains or losses on retained interests and investments, as these amounts are not necessarily indicative of amounts that will be realized. See Non-GAAP Financial Measurements.
(3)	Tangible book value per common share outstanding is the sum of total common stockholders’ equity less goodwill and other intangible assets and other tangible equity adjustments divided by outstanding common stock.

48	CIT GROUP INC

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

The TEMA ratio of 7.69% at September 30, 2007 was impacted by the valuation adjustment of the home lending portfolio that resulted in a reduction of capital and commensurate reduction in the carrying value of the assets. The largest component of the discount related to estimated credit risk for which capital would otherwise have been required. Therefore, the valuation charge effectively reduced the amount of capital required against the discounted portfolio, the impact of which is approximately 81 basis points (8.50% versus 7.69%) relative to consolidated TEMA.

SUBSEQUENT CAPITAL FUNDING INITIATIVES

On October 17, 2007 the Company sold 24 million equity units with a stated amount of $25.00 for a total stated amount of $600 million. These securities convert to common stock no later than November 17, 2010 at a maximum price of $42.00, which represents a premium of approximately 20% over the closing price of CIT’s common stock of $34.98 on October 17, 2007. The equity units carry a total distribution rate of 7.75%. On October 29, 2007, the underwriters exercised the option to purchase 3.6 million additional equity units, or an additional stated amount of $90 million, to cover over-allotments. The equity units initially consist of a contract to purchase CIT common stock and a 2.5% beneficial ownership interest in a $1,000 principal amount senior note due November 15, 2015. The net proceeds of approximately $670 million (including the underwriters’ option) will be used for general corporate purposes.

CIT has certain preferred stock and junior subordinated notes outstanding. The terms of these securities restrict us from declaring dividends or paying interest on the securities, as applicable, if, among other things, our average four quarters fixed charge ratio was less than 1.10, or if our tangible to managed asset ratio is less than 5.50%. In addition, if we do not pay dividends or interest on such securities, we are also prohibited from paying dividends on our common stock. Our preferred stock and junior subordinated notes, however, provide that we may pay dividends and interest on those securities with any net proceeds that we have received from the sale of common stock during specified time periods prior to the declaration of the dividend or the payment of interest. As a result of the valuation allowances taken in the quarters ended June 30, 2007 and September 30, 2007 to mark our home lending portfolio to the lower of cost or market, our average four quarters fixed charge ratio was below 1.10. Therefore, the Board of Directors authorized the Company to issue and sell common stock in an amount sufficient to allow it to pay dividends and make interest payments on the aforementioned securities.

On October 16, 2007, CIT Group Inc. entered into an Underwriting Agreement with Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc., pursuant to which CIT agreed to sell 235,800 shares of its common stock for an aggregate purchase price of approximately $8 million. As a result, the Company satisfied the conditions necessary to permit the declaration and payment of preferred stock dividends payable December 17, 2007.

On October 16, 2007, CIT Group Inc. entered into a forward equity commitment agreement with Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc. Pursuant to the agreement, Morgan Stanley and Citigroup severally committed to purchase shares of common stock issued by CIT in an aggregate amount of up to $80 million, subject to the conditions set forth in the agreement. The commitment to purchase the shares of common stock terminates on September 30, 2008. The purchase price per share of common stock to be paid by Morgan Stanley and Citigroup will be equal to an amount from and including 95% to 100% of the lesser of (1) the volume weighted average price of the common stock during the final hour of trading on the New York Stock Exchange on the third trading day preceding the applicable purchase date and (2) the closing price of the common stock on the New York Stock Exchange on the third trading day preceding the applicable purchase date. The $80 million is sufficient to cover interest and dividend payments on the Company’s junior subordinated notes and preferred stock through September 30, 2008 if necessary.

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

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	49

STATISTICAL DATA

	2007	2006
Finance revenue	9.80%	9.81%
Interest expense	5.27%	4.84%
Depreciation on operating lease equipment	1.63%	1.80%

Net finance revenue	2.90%	3.17%
Provision for credit losses	0.40%	0.36%

Net finance revenue, after credit provision	2.50%	2.81%
Valuation allowance for lending receivables held for sale	2.37%	—

Total net revenue, after provision and valuation allowance	0.13%	2.81%
Other income	2.11%	2.10%

Total net revenue and other income	2.24%	4.91%
Salaries and general operating expenses	2.08%	2.41%
Provision for severance and real estate exit activities	0.15%	0.05%
Loss on early extinguishments of debt	0.26%	—

Income before provision for income taxes	(0.25)%	2.45%
Benefit (provision) for income taxes	0.33%	(0.60)%
Minority interest, after tax	—	(0.01)%

Net income before preferred stock dividends	0.08%	1.84%
Preferred stock dividends	(0.04)%	(0.05)%

Net income available to common stockholders	0.04%	1.79%

Average Earning Assets	$70,557.1	$56,331.0

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

50	CIT GROUP INC

Non-GAAP Reconciliations (dollars in millions)

	September 30, 2007	December 31, 2006
Managed assets (1)
Finance receivables	$ 61,752.4	$ 55,064.9
Operating lease equipment, net	11,930.3	11,017.9
Financing and leasing assets held for sale	3,878.5	1,793.7
Other investments	161.7	25.4

Total financing and leasing portfolio assets	77,722.9	67,901.9
Securitized assets	6,561.5	6,261.3

Managed assets	$ 84,284.4	$ 74,163.2

Earning assets (2)
Total financing and leasing portfolio assets	$ 77,722.9	$ 67,901.9
Credit balances of factoring clients	(4,527.2)	(4,131.3)

Earning assets	$ 73,195.7	$ 63,770.6

Total capital (3)
Total common stockholders’ equity	$ 6,669.4	$ 7,251.1
Other comprehensive (income) relating to derivative financial instruments	29.9	(34.2)
Unrealized gain on securitization investments	(7.3)	(18.4)
Goodwill and intangible assets	(1,459.1)	(1,008.4)

Tangible common stockholders’ equity	5,232.9	6,190.1
Preferred stock	500.0	500.0
60 year junior subordinated notes	750.0	—
Preferred capital securities (4)	—	250.3

Total tangible stockholders’ equity	$ 6,482.9	$ 6,940.4

	Quarters Ended September 30,
Total net revenues (5)	2007	2006
Net finance revenue after depreciation	$529.9	$446.2
Other income	276.3	339.7

Total net revenues	$806.2	$785.9

	Nine Months Ended September 30,
	2007	2006
Net finance revenue after depreciation	$1,533.0	$1,338.5
Other income	1,114.0	903.3

Total net revenues	$2,647.0	$2,241.8

(1)	Managed assets are utilized in certain credit and expense ratios. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.
(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.
(3)	Total tangible stockholders’ equity is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive income and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.
(4)	The preferred capital securities were called on March 12, 2007.
(5)	Total net revenues are the combination of net finance revenues after depreciation on operating leases and other income.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	51

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

ITEM 4. Controls and Procedures

During the third quarter of 2007 the Company enhanced the internal controls regarding the determination of fair value with respect to the valuation of home lending receivables. There have been no other changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s third quarter of 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures and have concluded that such procedures are effective as of September 30, 2007.

52	CIT GROUP INC

Part II. Other Information

ITEM 1. Legal Proceedings

Student Loan Investigation

Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT, is engaged in the student lending business. In connection with investigations into (i) the relationships between student lenders and the colleges and universities that recommend such lenders to their students, and (ii) the business practices of student lenders, CIT and/or SLX have received requests for information from several state Attorneys General and several governmental agencies. In May, 2007, CIT entered into an Assurance of Discontinuance (the “AOD”) with the New York Attorney General (the “NYAG”), pursuant to which CIT contributed $3.0 million into a fund established to educate students and their parents concerning student loans and agreed to cooperate with the NYAG’s investigation, in exchange for which, the NYAG agreed to discontinue his investigation concerning certain alleged conduct by SLX. CIT is fully cooperating with the remaining investigations.

Vendor Finance Billing and Invoicing Investigation

In the second quarter of 2007, the office of the United States Attorney for the Central District of California requested that CIT produce the billing and invoicing histories for a portfolio of customer accounts that CIT purchased from a third-party vendor. The request was made in connection with an ongoing investigation being conducted by federal authorities into billing practices involving that portfolio. State authorities in California have been conducting a parallel investigation. It appears the investigations are being conducted under the federal False Claims Act and its California equivalent. CIT is cooperating with these investigations. Based on the facts known to date, CIT cannot determine the outcome of these investigations at this time.

Other Litigation

In addition, there are various legal proceedings and government investigations against or including CIT, which have arisen in the ordinary course of business. While the outcomes of the ordinary course legal proceedings and the related activities are not certain, based on present assessments, management does not believe that they will have a material adverse effect on CIT.

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

For example, the sub-prime loan industry is currently being affected by increased rates of defaults and foreclosures and stagnating or declining home prices, which is reflected in deterioration in the credit metrics of our home lending portfolio and the decreased market liquidity for such portfolios. These changes in the home lending industry and similar changes in our portfolio have resulted in higher charge-offs for our home lending portfolio, significant valuation allowances for that portfolio in the second and third quarters of 2007, and reduced lease demand for certain types of railcars that are used to transport building materials, among other effects. Similarly, higher volatility and reduced liquidity in the high yield loan markets, as well as concerns in the industry about credit quality in general, have hampered the syndication market, which has reduced our syndication fee income.

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

Competition from both traditional competitors and new market entrants has intensified in recent years due to a strong economy and increasing recognition of the attractiveness of the

53

commercial finance markets. In addition, the rapid growth of the securitization markets is dramatically expanding access to capital, which is the principal barrier to entry into these markets.

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

WE MAY NOT BE ABLE TO REALIZE OUR ENTIRE INVESTMENT IN THE EQUIPMENT WE LEASE.

The realization of equipment values (residual values) at the end of the term of a lease is an important element in the leasing business. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the expected disposition date. Internal equipment management specialists, as well as external consultants, determine residual values.

A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, or other factors, would adversely affect the residual values of such equipment. Further, certain equipment residual values, including commercial aerospace residuals, are dependent on the manufacturer’s or vendor’s warranties, reputation and other factors. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

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

OUR RESERVES FOR CREDIT LOSSES MAY PROVE INADEQUATE OR WE MAY BE NEGATIVELY AFFECTED BY CREDIT RISK EXPOSURES.

Our business depends on the creditworthiness of our customers. We maintain a consolidated reserve for credit losses on finance receivables that reflects management’s judgment of losses inherent in the portfolio. We periodically review our consolidated reserve for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and non-performing assets. We cannot be certain that our consolidated reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If the credit quality of our customer base materially decreases, if the risk of a market, industry, or group of customers changes materially, or if our reserves for credit losses are not adequate, our business, financial condition and results of operations may suffer. For example, credit indicators in the home lending industry, and particularly in the sub-prime market, have been declining over the past year. This decline in the home lending industry has been reflected to some extent in our home lending portfolio, resulting in increased charge-offs during 2007 and significant valuation allowances in the second and third quarters of 2007.

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

OUR LIQUIDITY OR ABILITY TO RAISE CAPITAL MAY BE LIMITED.

We rely upon access to the capital markets, which recently have exhibited heightened volatility and reduced liquidity, to fund

54	CIT GROUP INC

asset growth and to provide sources of liquidity. However, adverse changes in the economy, long-term disruption in the capital markets, deterioration in our business performance or changes in our credit ratings could limit our access to these markets, or increase our cost of capital, and negatively impact our financial condition, results of operations or cash flows. Recently, liquidity in the capital markets have been more constrained and interest rates available to us have widened in comparison to similar term treasury securities. As a result, we have shifted our funding sources more heavily to asset-backed securities, rather than unsecured debt securities.

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

THE REGULATED ENVIRONMENT IN WHICH WE OPERATE MAY ADVERSELY AFFECT US.

Our domestic operations are subject, in certain instances, to supervision and regulation by state and federal authorities, including the Federal Deposit Insurance Corporation, the Utah Department of Financial Institutions, the U.S. Small Business Administration, the FINRA, the SEC and various state insurance regulators, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties.

The financial services industry is heavily regulated in many jurisdictions outside the United States. As a result, growing our international operations may be affected by the varying requirements of these jurisdictions. Currently, our subsidiary, CIT Bank Limited, is licensed as a bank and subject to regulation and examination by the Financial Services Authority of the United Kingdom. We also operate various banking corporations in France, Italy, Belgium, Sweden and The Netherlands, and broker-dealer entities in Canada and the United Kingdom, each of which is subject to regulation and examination by banking regulators and securities regulators in their home country. Finally, our subsidiary that operates our insurance business, Highlands Insurance Company Limited, is a Barbados company and therefore regulated by Barbados laws and regulations. Given the evolving nature of regulations in many of these jurisdictions, it may be difficult for us to meet these requirements even after we establish operations and receive regulatory approvals. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally.

OUR ACQUISITION OR DISPOSITION OF BUSINESSES OR ASSET PORTFOLIOS MAY ADVERSELY AFFECT OUR BUSINESS.

As part of our long-term business strategy, we may pursue acquisitions of other companies or asset portfolios as well as dispose of non-strategic businesses or asset portfolios. Future acquisitions may result in potentially dilutive issuances of equity securities and the incurrence of additional debt, which could have a material adverse effect on our business, financial condition and results of operations. Such acquisitions may involve numerous other risks, including difficulties in integrating the operations, services, products and personnel of the acquired company; the diversion of management’s attention from other business concerns; entering markets in which we have little or no direct prior experience; and the potential loss of key employees of the acquired company. In addition, acquired businesses and asset portfolios may have credit-related risks arising from substantially different underwriting standards associated with those businesses or assets.

With respect to our planned disposition of certain home lending assets held for sale, or any future dispositions of our businesses or asset portfolios, there can be no assurance that we will receive adequate consideration for those businesses or assets at the time of their disposition or will be able to adequately replace the volume associated with the businesses or asset portfolios that we dispose of with higher-yielding businesses or asset portfolios having acceptable risk characteristics. As a result, our future disposition of businesses or asset portfolios could have a material adverse effect on our business, financial condition and results of operations.

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

55

WE MAY BE REQUIRED TO TAKE AN IMPAIRMENT CHARGE FOR GOODWILL OR INTANGIBLE ASSETS RELATED TO ACQUISITIONS

We have acquired certain portions of our business and certain portfolios through acquisitions and bulk purchases. Further, as part of our long-term business strategy, we may continue to pursue acquisitions of other companies or asset portfolios. In connection with prior acquisitions and portfolio purchases, we have accounted for the portion of the purchase price paid in excess of the book value of the assets acquired as goodwill or intangible assets, and we may be required to account for similar premiums paid on future acquisitions in the same manner. Under the applicable accounting rules, goodwill is not amortized and is carried on our books at its original value, subject to periodic review and evaluation for impairment, while intangible assets are amortized over the life of the asset. If, as a result of our periodic review and evaluation of our goodwill and intangible assets for potential impairment, we determine that changes in the business itself, the economic environment, or the legislative or regulatory environment have adversely affected the fair value of the business, we may be required to take an impairment charge to the extent that the carrying values of our goodwill or intangible assets exceeds the fair value of the business. Also, if we sell a business for less that the book value of the assets sold, plus any goodwill or intangible assets attributable to that business, we may be required to take an impairment charge on all or part of the goodwill and intangible assets attributable to that business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or issue any unregistered equity securities during the quarter ended September 30, 2007. The following table details the repurchase activity of CIT common stock during the quarter ended September 30, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Balance at June 30, 2007	23,656,779			2,714,196
July 1-31, 2007	625,100	$50.25	625,100	2,089,096
August 1-31, 2007	1,400,000	$35.40	1,400,000	689,096
September 1-30, 2007	—	$ —	—	689,096

Total Purchases	2,025,100
Reissuances (1)	919,457

Balance at September 30, 2007	24,762,422

(1)	Includes the issuance of 726,206 shares of our common stock issued in conjunction with the third quarter acquisition of an advisory services business, as well as the issuance of common stock upon exercise of stock options and for the employee stock purchase plan.

56	CIT GROUP INC

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a) Exhibits

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.3	Certificate of Designations relating to the Company’s 6.350% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

3.4	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

4.1	Form of Certificate of Common Stock of CIT (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

4.2	Indenture dated as of August 26, 2002 by and among CIT Group Inc., The Bank of New York, as successor trustee to J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.), as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

4.3	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and The Bank of New York, as successor trustee to J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (Incorporated by reference to Exhibit 4.4 to Form S-3/A filed by CIT on October 28, 2004).

4.4	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and The Bank of New York, as successor trustee to J.P. Morgan Trust Company, National Association for the issuance of subordinated debt securities (Incorporated by reference to Exhibit 4.5 to Form S-3/A filed by CIT on October 28, 2004).

4.5	Certain instruments defining the rights of holders of CIT’s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

4.6	5-Year Credit Agreement, dated as of October 10, 2003 among J.P. Morgan Securities Inc., a joint lead arranger and bookrunner, Citigroup Global Markets Inc., as joint lead arranger and bookrunner, JP Morgan Chase Bank as administrative agent, Bank of America, N.A. as syndication agent, and Barclays

57

Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.2 to Form 10-Q filed by CIT on November 7, 2003).

4.7	5-Year Credit Agreement, dated as of April 14, 2004, among CIT Group Inc., the several banks and financial institutions named therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and bookrunners, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A., as syndication agents and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on May 7, 2004).

4.8	5-Year Credit Agreement, dated as of April 13, 2005, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent (incorporated by reference to Exhibit 4.8 to Form 10-K filed by CIT on February 28, 2007).

4.9	5-Year Credit Agreement, dated as of December 6, 2006, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Barclays Capital, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Barclays Bank PLC, as syndication agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents (incorporated by reference to Exhibit 4.9 to Form 10-K filed by CIT on February 28, 2007).

4.10	Indenture dated as of January 20, 2006 between CIT Group Inc. and The Bank of New York, as successor trustee to JPMorgan Chase Bank, N.A. for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on August 7, 2006).

4.11	Indenture dated as of January 20, 2006 between CIT Group Inc. and The Bank of New York, as successor trustee to JPMorgan Chase Bank, N.A. for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.4 to Form 10-Q filed by CIT on August 7, 2006).

4.12	Indenture dated as of June 2, 2006 between CIT Group Inc., The Bank of New York, as successor trustee to JPMorgan Chase Bank, N.A. and The Bank of New York, acting through its London Branch, a successor issuing and paying agent, calculation agent, and authentication agent to JPMorgan Chase Bank, N.A., London branch for the issuance of senior notes (incorporated by reference to Exhibit 4.5 to Form 10-Q filed by CIT on August 7, 2006).

4.13	Indenture dated as of June 2, 2006 between CIT Group Inc., The Bank of New York, as successor trustee to JPMorgan Chase Bank, N.A. and The Bank of New York, acting through its London Branch, a successor issuing and paying agent, calculation agent, and authentication agent to JPMorgan Chase Bank, N.A., London branch for the issuance of subordinated notes (incorporated by reference to Exhibit 4.6 to Form 10-Q filed by CIT on August 7, 2006).

4.14	Indenture dated as of November 1, 2006, among CIT Group Funding Company of Canada, CIT Group Inc., and The Bank of New York, for the issuance of senior debt securities of CIT Group Funding Company of Canada and the related guarantees of CIT (incorporated by reference to Exhibit 4.8 to Form 10-Q filed by CIT on November 6, 2006).

4.15	First Supplemental Indenture dated as of February 13, 2007 between CIT Group Inc. and The Bank of New York, as Trustee, amending and supplementing the Indenture, dated as of January 20, 2006, between the Company and the Trustee for the issuance of senior debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed by CIT on February 13, 2007).

4.16	Purchase Contract and Pledge Agreement, dated as of October 23, 2007, between CIT Group, Inc. and The Bank of New York as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York as Purchase Contract Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed by CIT on October 23, 2007).

4.17	Form of Corporate Units and Treasury Units (included in Exhibit 4.16)

4.18	Second Supplemental Indenture dated as of October 23, 2007 between CIT Group Inc. and The Bank of New York, as Trustee, amending and supplementing the Indenture, dated as of January 20, 2006, between the Company and the Trustee for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form 8-K filed by CIT on October 23, 2007).

58	CIT GROUP INC

4.19	Form of 7.50% senior notes due November 15, 2015 of CIT Group Inc. (included in Exhibit 4.18).

4.20	Remarketing Agreement dated as of October 23, 2007 between CIT Group Inc., The Bank of New York as collateral agent, Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc. as Remarketing Agents (incorporated by reference to Exhibit 4.5 to Form 8-K filed by CIT on October 23, 2007).

4.21	Forward Equity Commitment dated October 16, 2007 between CIT Group Inc. and each of Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc. for the sale of common stock in an aggregate amount up to $80 million at the option of the Company.

10.1	Agreement dated as of June 1, 2001 between CIT Holdings (NV) Inc., a wholly-owned subsidiary of Tyco International Ltd., and CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), a Nevada corporation, regarding transactions between CIT Holdings and CIT (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 7, 2002).

10.2	Form of Separation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.3	Form of Financial Services Cooperation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit [10.3] to Amendment No. 3 to the Registration Statement on Form S-3 filed June 12, 2002).

10.4*	Employment Agreement for Joseph M. Leone dated as of August 1, 2004 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by CIT on November 9, 2004).

10.5*	Employment Agreement for Thomas B. Hallman dated as of August 1, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by CIT on November 9, 2004).

10.6*	Employment Agreement for Lawrence A. Marsiello dated as of August 1, 2004 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by CIT on November 9, 2004).

10.7	2004 Extension and Funding Agreement dated September 8, 2004, by and among Dell Financial Services L.P., Dell Credit Company L.L.C., DFS-SPV L.P., DFS-GP, Inc., Dell Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS Inc., CIT Communications Finance Corporation, and CIT Credit Group USA Inc. (Incorporated by reference to Form 8-K filed by CIT on September 9, 2004).

10.8*	Executive Severance Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.9*	Long-Term Equity Compensation Plan (incorporated by reference to Form DEF-14A filed April 23, 2003).

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.11	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.12	Master Confirmation Agreement and the related Supplemental Confirmation dated as of July 19, 2005 between Goldman, Sachs and Co. and CIT Group Inc. relating to CIT’s accelerated stock repurchase program (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by CIT on August 5, 2005).

10.13	Agreement and Plan of Merger, dated as of January 4, 2005, among Education Lending Group, Inc. CIT Group Inc. and CIT ELG Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by CIT on January 6, 2005).

10.14**	Master Confirmation and the related Supplemental Confirmation, each dated as of January 24, 2007, between CIT Group Inc. and BNP Paribas relating to CIT’s accelerated stock repurchase program (incorporated by reference to Exhibit 10.15 to Form 10-K filed by CIT on February 28, 2007).

10.15*	CIT Group Inc. Long - Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by CIT on May 15, 2006).

59

10.16*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed by CIT on May 15, 2006).

10.17*	Employment Agreement dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed by CIT on September 5, 2006).

10.18*	Forms of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreements (incorporated by reference to Exhibit 10.19 to Form 10-K filed by CIT on February 28, 2007).

10.19*	Forms of CIT Group Inc. Long-Term Incentive Plan Performance Share Award Agreements (incorporated by reference to Exhibit 10.20 to Form 10-K filed by CIT on February 28, 2007).

10.20*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.21 to Form 10-K filed by CIT on February 28, 2007).

10.21*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreements (incorporated by reference to Exhibit 10.22 to Form 10-K filed by CIT on February 28, 2007).

10.22*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to Form 10-K filed by CIT on February 28, 2007).

12.1	CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

31.1	Certification of Jeffrey M. Peek pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Leone pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

60	CIT GROUP INC

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

November 5, 2007