Form 10-Q/A
period 2007-09-30
CIT GROUP INC
filed 2007-11-06
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

As of October 31, 2007, there were 189,628,776 shares of the registrant’s common stock outstanding.

INTRODUCTORY NOTE

This amendment on Form 10-Q/A is being filed to correct a typographical error in the Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2007 and September 30, 2006. The 2007 subtotal Net cash flows provided by financing activities, was reported as $70,329.7 in our initial filing, rather than $10,329.7 as corrected in this amendment. The remainder of the document is unchanged from the original filing.

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

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) – Assets (dollars in millions – except share data)

	September 30, 2007	December 31, 2006
Financing and leasing assets held for investment:
Finance receivables, including receivables pledged of $23,396.6 and $4,311.6	$ 61,752.4	$ 55,064.9
Reserve for credit losses	(535.0)	(659.3)

Net finance receivables	61,217.4	54,405.6
Operating lease equipment, net	11,930.3	11,017.9
Financing and leasing assets held for sale	3,878.5	1,793.7
Cash and cash equivalents, including $329.1 and $179.0 restricted	4,998.0	4,458.4
Retained interest in securitizations and other investments	1,428.4	1,059.4
Goodwill and intangible assets, net	1,459.1	1,008.4
Other assets	4,026.7	3,324.5

Total Assets	$ 88,938.4	$ 77,067.9

CONSOLIDATED BALANCE SHEETS - Liabilities and Stockholders’ Equity

Debt:
Commercial paper	$ 3,559.4	$ 5,365.0
Deposits	3,023.7	2,399.6
Non-recourse, secured borrowings	14,838.0	4,398.5
Variable-rate senior unsecured notes	22,221.5	19,184.3
Fixed-rate senior unsecured notes	28,383.9	29,107.1
Junior subordinated notes	750.0	—
Preferred capital securities	—	250.3

Total debt	72,776.5	60,704.8
Credit balances of factoring clients	4,527.2	4,131.3
Accrued liabilities and payables	4,410.9	4,440.8

Total Liabilities	81,714.6	69,276.9
Commitments and Contingencies (Note 11)
Minority interest	54.4	39.9
Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized
Issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	350.0
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	150.0
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 214,382,239 and 213,555,940	2.1	2.1
Outstanding: 189,619,817 and 198,295,376
Paid-in capital, net of deferred compensation of $59.4 and $68.7	10,690.3	10,678.9
Accumulated deficit	(2,967.9)	(2,838.9)
Accumulated other comprehensive income	200.4	129.6
Less: treasury stock, 24,762,422 and 15,260,564 shares, at cost	(1,255.5)	(720.6)

Total Common Stockholders’ Equity	6,669.4	7,251.1

Total Stockholders’ Equity	7,169.4	7,751.1

Total Liabilities and Stockholders’ Equity	$ 88,938.4	$ 77,067.9

See Notes to Consolidated Financial Statements.

2	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (dollars in millions - except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Finance revenue	$ 1,810.0	$ 1,471.5	$ 5,185.3	$ 4,145.4
Interest expense	975.4	768.8	2,791.7	2,044.8
Depreciation on operating lease equipment	304.7	256.5	860.6	762.1

Net finance revenue	529.9	446.2	1,533.0	1,338.5
Provision for credit losses	64.2	72.5	208.3	154.0

Net finance revenue, after credit provision	465.7	373.7	1,324.7	1,184.5
Valuation allowance for receivables held for sale	465.5	15.0	1,253.4	15.0

Total net revenue, after credit provision and
valuation allowance	0.2	358.7	71.3	1,169.5
Other income	276.3	339.7	1,114.0	903.3

Total net finance revenue, and other income	276.5	698.4	1,185.3	2,072.8
Salaries and general operating expenses	367.9	351.7	1,101.7	1,019.6
Provision for severance and real estate exiting activities	41.9	8.5	76.8	19.6
Loss on early extinguishments of debt	—	—	139.3	—

Income (loss) before provision for income taxes	(133.3)	338.2	(132.5)	1,033.6
Benefit (provision) for income taxes	95.6	(39.7)	176.1	(252.9)
Minority interest, after tax	(1.1)	(0.2)	(1.4)	(1.5)

Net income (loss) before preferred stock dividends	(38.8)	298.3	42.2	779.2
Preferred stock dividends	(7.5)	(7.5)	(22.5)	(22.7)

Net income (loss) available (attributable) to common stockholders	$ (46.3)	$ 290.8	$ 19.7	$ 756.5

Per common share data
Basic earnings (loss) per share	$ (0.24)	$ 1.46	$ 0.10	$ 3.80
Diluted earnings (loss) per share	$ (0.24)	$ 1.44	$ 0.10	$ 3.72
Number of shares - basic (thousands)	189,930	198,724	191,946	199,113
Number of shares - diluted (thousands)	189,930	202,151	194,933	203,498
Dividends per common share	$ 0.25	$ 0.20	$ 0.75	$ 0.60

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial statements	3

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2006	$500.0	$ 2.1	$10,678.9	$(2,838.9)	$129.6	$ (720.6)	$ 7,751.1

Beginning accumulated deficit adjustment due to adoption of new accounting standards (see Note 1)				0.1			0.1

Net income before preferred stock dividends				42.2			42.2
Foreign currency translation adjustments					138.6		138.6
Change in fair values of derivatives
qualifying as cash flow hedges					(64.1)		(64.1)
Unrealized loss on securitization
investments, net					(11.3)		(11.3)
Minimum pension liability adjustment					7.6		7.6

Total comprehensive income							113.0

Cash dividends - common				(148.8)			(148.8)
Cash dividends - preferred				(22.5)			(22.5)
Stock repurchase agreement			(5.9)			(494.1)	(500.0)
Restricted stock expense			24.4				24.4
Stock option expense			18.6				18.6
Treasury stock purchased, at cost						(224.2)	(224.2)
Issuance of treasury stock, including option-related tax benefits			(25.0)			182.3	157.3
Employee stock purchase plan participation			(0.7)			1.1	0.4

September 30, 2007	$500.0	$ 2.1	$10,690.3	$(2,967.9)	$200.4	$ (1,255.5)	$ 7,169.4

See Notes to Consolidated Financial Statements.

4	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, (dollars in million)

	2007	2006
Cash Flows From Operations
Net income before preferred stock dividends	$ 42.2	$ 779.2
Adjustments to reconcile net income to net cash flows from operations:
Depreciation, amortization and accretion	908.8	815.5
Gains on equipment, receivable and investment sales	(479.1)	(234.6)
Valuation allowance for receivables held for sale	1,253.4	—
Loss on early extinquishments of debt	139.3	—
Provision for credit losses	208.3	154.0
Provision for deferred federal income taxes	(252.8)	37.0
Share-based compensation amortization	42.6	58.6
Increase in finance receivables held for sale	(130.7)	(37.4)
Increase in other assets	(1,035.3)	(200.0)
(Decrease) increase in accrued liabilities and payables	453.9	(307.2)

Net cash flows provided by operations	1,150.6	1,065.1

Cash Flows From Investing Activities
Finance receivables extended and purchased	(56,470.8)	(59,151.9)
Principal collections of finance receivables and investments	45,283.8	46,079.4
Proceeds from asset and receivable sales	6,560.4	6,115.4
Purchases of assets to be leased and other equipment	(1,990.0)	(1,869.7)
Acquisitions, net of cash acquired	(3,965.6)	(153.0)
Net (increase) in short-term factoring receivables	(508.6)	(584.0)

Net cash flows (used for) investing activities	(11,090.8)	(9,563.8)

Cash Flows From Financing Activities
Proceeds from the issuance of unsecured notes, deposits and non-recourse borrowings	20,897.5	18,566.5
Repayments of unsecured notes, deposits and non-recourse borrowings	(8,218.1)	(9,292.3)
Net decrease in commercial paper	(1,805.6)	(562.5)
Net repayments of non-recourse leveraged lease debt	(27.3)	(141.1)
Net increase in security deposits and maintenance funds	206.4	83.5
Treasury stock repurchases	(718.3)	(243.3)
Treasury stock issuances	183.4	131.8
Cash dividends paid	(171.3)	(145.0)
Excess tax benefit related to share-based compensation	25.2	17.1
Other	(42.2)	27.2

Net cash flows provided by financing activities	10,329.7	8,441.9

Net increase (decrease) in cash and cash equivalents	389.5	(56.8)
Unrestricted cash and cash equivalents, beginning of period	4,279.4	3,347.5

Unrestricted cash and cash equivalents, end of period	$ 4,668.9	$ 3,290.7

Supplementary Cash Flow Disclosure
Interest paid	$ 2,083.0	$ 1,617.3
Federal, foreign, state and local income taxes paid, net	$ 191.9	$ 111.3
Supplementary Non-cash Disclosure
Non-cash transfer of home lending receivables from held for investment to held for sale	$ 1,390.3	—

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial Statements	5

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

November 6, 2007