Form 10-K
period 2007-12-31
CIT GROUP INC
filed 2008-02-29
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007	or	|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification No.)

505 Fifth Avenue, New York, New York (Address of Registrant’s principal executive offices)	10017 (Zip Code)

(212) 771-0505 Registrant’s telephone number including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Preferred Stock, Series A par value $0.01 per share	New York Stock Exchange
Common Stock, par value $0.01 per share	New York Stock Exchange
Equity Units, stated amount $25.00 per unit	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No |  |.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |  | No |X|.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |  |.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer |X| Accelerated filer |  | Non-accelerated filer |  | Smaller reporting company |  |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |  |

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($54.83 per share, 190,041,603 shares of common stock outstanding), which occurred on June 29, 2007, was $10,419,981,092. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant. At February 15, 2008, 191,231,307 shares of CIT’s common stock, par value $0.01 per share, were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |  | No |X|.

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

Portions of the registrant’s definitive proxy statement relating to the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof to the extent described herein.

See pages 120 to 122 for the exhibit index.

Table of Contents

PART ONE

ITEM 1. Business

OVERVIEW

BUSINESS DESCRIPTION

Founded a hundred years ago on February 11, 1908, CIT Group Inc., a Delaware corporation (“we,” “CIT” or the “Company”), is a leading commercial finance company providing financing and leasing products and services to clients in a wide variety of industries around the globe.

Diversification is a hallmark of CIT, with a broad range of financial services businesses serving customers in over 30 industries and 50 countries. The majority of our business focuses on commercial clients with a particular focus on middle-market companies. We serve a wide variety of industries. Our largest industries include transportation, particularly aerospace and rail, and a broad range of manufacturing and retailing. We also serve the wholesaling, healthcare, communications, media and entertainment and various service-related industries. Our SBA preferred lender operations has been recognized as the nation’s #1 SBA Lender (based on 7(a) program volume) in each of the last eight years. We also provide financing to the student loan market.

Each business has industry alignment and focuses on specific sectors, products and markets, with portfolios diversified by client and geography. Our principal product and service offerings include:

Products

–	Asset-based loans
–	Secured lines of credit
–	Leases – operating, capital and leveraged
–	Vendor finance programs
–	Import and export financing
–	Debtor-in-possession / turnaround financing
–	Acquisition and expansion financing
–	Project financing
–	Small business loans
–	Student loans
–	Letters of credit / trade acceptances

Services

–	Financial risk management
–	Asset management and servicing
–	Merger and acquisition advisory services
–	Debt restructuring
–	Credit protection
–	Accounts receivable collection
–	Commercial real estate advisory services
–	Debt underwriting and syndication
–	Insurance
–	Capital markets structuring

We previously offered mortgage loans to consumers. However, we closed the home lending origination platform in August 2007 due to the disruptions in that market. See “Home Lending” segment in this section and “Profitability and Key Business Trends” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on home lending.

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

Credit adjudication and servicing are also core strengths. We maintain disciplined underwriting standards and employ sophisticated portfolio risk management models to achieve desired portfolio demographics. Our collection and servicing operations are centralized across businesses and geographies providing efficient client interfaces and uniform customer experiences.

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

We fund our business in the global capital markets, principally through asset-backed and other secured financing arrangements, commercial paper, unsecured term debt, and broker-originated deposits. We rely on these diverse funding sources to maintain liquidity and strive to mitigate interest rate, foreign currency, and other market risks through disciplined matched-funding strategies. Our debt ratings are summarized on page 46 in the “Risk Management” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2007, we had managed assets of $83.2 billion comprised of an owned loan and lease portfolio of $76.9 billion and a securitized portfolio of $6.3 billion. We also serviced third party assets under fee-based contracts at year-end. Common stockholders’ equity at December 31, 2007 was $6.5 billion.

CIT _ ANNUAL REPORT 2007 PAGE 2

BUSINESS SEGMENTS

CIT meets customers’ financing needs through six business segments.

SEGMENT	MARKET AND SERVICES

Corporate Finance Group	Lending, leasing and other financial services to middle-market companies, through industry focused sales teams, including Healthcare, Communications, Media and Entertainment, and Energy, as well as to small businesses, through broker and intermediary relationships.

Transportation Finance	Large ticket equipment leases and other secured financing to companies in aerospace, rail and defense industries.

Trade Finance	Factoring, lending, credit protection, receivables management and other trade products to retail supply chain companies.

Vendor Finance	Innovative financing and leasing solutions to manufacturers, distributors and customer end-users around the globe.

Consumer	Student loans through Student Loan Xpress; other consumer loans through CIT Bank.

Home Lending	Servicing and collecting our liquidating home lending assets. We ceased originating new loans in the second half of 2007.

Our managed assets are presented in the following graphs.

Managed Assets by Segment
At December 31, 2007 (dollars in billions)

Managed Assets by Country
At December 31, 2007 (dollars in billions)

Item 1: Business PAGE 3

CORPORATE FINANCE

Our Corporate Finance segment provides a full spectrum of financing alternatives to borrowers ranging from small companies to large multinationals with emphasis on middle market companies. We service clients in a broad array of industries with specialized groups serving commercial and industrial; capital markets; communications, media and entertainment; energy; and healthcare sectors in the U.S. and abroad. We also provide collateralized and government-secured loans to small businesses (such as SBA loans), leveraging broker and intermediary relationships.

We offer loan structures ranging from working capital loans secured by accounts receivable and inventories, term loans secured by fixed assets to leveraged loans based on operating cash flow and enterprise valuation. Loans may be fixed or variable rate, senior or subordinated, and revolving or term. Our clients typically use the proceeds for working capital, asset growth, acquisitions, debtor-in-possession financing, and debt restructurings. Additionally, we provide equipment lending and leasing products, including loans, leases, wholesale and retail financing packages, operating leases, and sale-leaseback arrangements to meet our customer’s needs.

We also offer clients an array of financial and advisory services. The unit offers capital markets structuring and syndication capabilities, as well as advisory services, a capability that we enhanced in 2007 with a strategic acquisition. We also offer financial risk management services to selected customers, whereby we will enter into offsetting derivative transactions with a customer and a third party financial institution. As the offsetting derivatives have like notional amounts and terms, we retain only the counter–party risk.

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

Our small business lending unit originates and services Small Business Administration and conventional loans for commercial real estate financing, construction, business acquisition and business succession financing. We are a SBA preferred lender and have been recognized as the nation’s #1 SBA Lender (based on 7(a) program volume) in each of the last eight years.

We earn interest revenue on receivables we keep on-balance sheet and recognize gains on receivables sold. We also earn fees for servicing third party assets, which approximated $2.1 billion at year end. Small business lending activities are principally focused on the U.S. market.

TRANSPORTATION FINANCE

Our Transportation Finance segment specializes in providing customized leasing and secured financing primarily to end-users of aircraft, locomotives and railcars. Our transportation equipment financing products include operating leases, single investor leases, equity portions of leveraged leases and sale and leaseback arrangements, as well as loans secured by equipment. Our equipment financing clients represent major and regional airlines worldwide, North American railroad companies, and middle-market to larger-sized aerospace and defense companies.

This segment has been servicing the aerospace and rail industries for many years and has built a global presence with operations in the United States, Canada, Europe and Asia. We have extensive experience in managing equipment over its full life cycle, including purchasing new equipment, equipment maintenance, estimating residual values and re-marketing by re-leasing or selling equipment.

The aerospace group offers commercial aircraft financing, business aircraft and aerospace and defense financing. It provides aircraft leasing and sales, asset management, finance, banking, technical and engineering, aircraft valuation and advisory services. The team has built strong relationships across the entire aerospace industry, including the major manufacturers, parts suppliers and carriers. These relationships provide us with access to technical information, which enhances our customer service and provides opportunities to finance new business. Our clients include major and regional airlines around the world.

Our commercial aerospace business has offices in North America, Europe and Asia and a global reach of customers in 45 countries. Our international aerospace servicing center in Dublin, Ireland, puts us closer to our growing international client base and provides us with favorable tax treatment for certain aircraft leasing operations. Our commercial fleet consists of 287 aircraft with a weighted average age of approximately 5 years placed with 105 clients around the world. As of December 31, 2007, our commercial aerospace financing and leasing portfolio was $8.2 billion.

The business aircraft team offers financing and leasing programs for owners of business jet aircraft and turbine helicopters primarily in the United States. The aerospace and defense business provides comprehensive financing solutions to the aerospace and defense corporate finance market, as well as the aerospace financial intermediary market.

Our dedicated rail equipment group maintains relationships with numerous leading railcar manufacturers and calls directly on railroads and rail shippers throughout North America. Our rail portfolio, which totaled $4.4 billion at December 31, 2007, includes leases to all of the U.S. and Canadian Class I railroads (railroads with annual revenues of at least $250 million) and other non-rail companies, such as shippers and power and energy companies. The operating lease fleet primarily includes: covered hopper cars used to ship grain and agricultural products, plastic pellets and cement; gondola cars for coal, steel coil and mill service; open hopper cars for coal and aggregates; center beam flat cars for lumber; boxcars for paper and auto parts; and tank cars. Our railcar operating lease fleet has an average age of approximately 6 years and approximately 86% (based on net investment) were manufactured in 1998 or later. Our total rail fleet includes approximately 114,000 railcars and over 500 locomotives that we own, lease or service.

CIT _ ANNUAL REPORT 2007 PAGE 4

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 – Commitments and Contingencies of Item 8. Financial Statements and Supplementary Data for further discussion of our aerospace portfolio.

TRADE FINANCE

Our Trade Finance segment provides factoring, receivable and collection management products, and secured financing to businesses that operate in several industries including apparel, textile, furniture, home furnishings and electronics. Although primarily U.S.-based, we have increased our international business in Asia and Europe. CIT has many relationships with factors located throughout Asia, and from our full-service factoring company based in Frankfurt, Germany, we provide factoring and financing services to companies in Europe.

We offer a full range of domestic and international customized credit protection, lending and outsourcing services that include working capital and term loans, factoring, receivable management outsourcing, bulk purchases of accounts receivable, import and export financing and letter of credit programs.

We provide financing to our clients, primarily manufacturing, through the purchase of accounts receivable owed to our clients by their customers, typically retailers. We also guarantee amounts due to our client’s suppliers under letters of credit collateralized by accounts receivable and other assets. The purchase of accounts receivable is traditionally known as “factoring” and results in the payment by the client of a factoring fee that is commensurate with the underlying degree of credit risk and recourse, and which is generally a percentage of the factored receivables or sales volume. We also may advance funds to our clients, typically in an amount up to 80% of eligible accounts receivable, charging interest on the advance (in addition to any factoring fees), and satisfying the advance by the collection of the factored accounts receivable. We integrate our clients’ operating systems with ours to facilitate the factoring relationship.

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

VENDOR FINANCE

We are a leading global vendor finance company with numerous vendor relationships and operations serving customers in over 30 countries. We have significant vendor programs in information technology, telecommunications equipment, healthcare and other diversified asset types across multiple industries. Through our global relationships with industry-leading equipment vendors, including manufacturers, dealers, and distributors, we deliver customized financing solutions to both commercial and consumer customers of our vendor partners in a wide array of programs.

Our vendor alliances feature traditional vendor finance programs, joint ventures, profit sharing and other transaction structures with large, sales-oriented partners. In the case of joint ventures, we engage in financing activities jointly with the vendor through a distinct legal entity that is jointly owned. We also use “virtual joint ventures,” by which we originate the assets on our balance sheet and share with the vendor the economic outcomes from the customer financing activity. A key part of these partnership programs is coordinating with the vendor’s product offering systems to improve execution and reduce cycle times.

These alliances allow our vendor partners to focus on their core competencies, reduce capital needs and drive incremental sales volume. As a part of these programs, we offer our partners (1) financing to commercial and consumer end users for the purchase or lease of products, (2) enhanced sales tools such as asset management services, efficient loan processing and real-time credit adjudication, and (3) a single point of contact in our regional servicing hubs to facilitate global sales. In turn, these alliances provide us with a highly efficient origination platform as we leverage our partners’ sales forces.

Vendor Finance includes a small and mid-ticket commercial business, which focuses on leasing office equipment, computers and other technology products primarily in the United States and Canada. We originate products through relationships with manufacturers, dealers, distributors and other intermediaries as well as through direct calling.

Vendor Finance also houses CIT Insurance Services, through which we offer insurance and financial protection products in key markets around the world. We leverage our existing distribution capabilities and alliances with insurance and financial services providers, enabling us to offer protection products for small business and middle market clients and consumers. Our offerings to middle market and small business customers range from commercial property & casualty insurance, employee benefits, key person life insurance, and high net worth personal line coverage. For our consumer clients, we offer property coverage, debt protection, credit insurance, as well as supplemental insurance programs.

CONSUMER

Our Consumer segment includes student lending and CIT Bank, a Utah-based industrial bank with deposit-taking capabilities. Our consumer activities are principally focused on the U.S. market.

Our student lending unit, which markets under the name Student Loan Xpress, offers student loan products, services, and solutions to students, parents, schools, and alumni associations. We offer government-guaranteed student loans made under the Federal Family Education Loan Program (FFELP), including consolidation loans, Stafford loans, Parent Loans for Undergraduate Students (PLUS) and Grad PLUS. We discontinued offering private loans during 2007. We originate and acquire loans through direct consumer marketing, school channel referrals and periodically purchase portfolios of loans. The majority of our student

Item 1: Business PAGE 5

loan portfolio is consolidation loans, but our portfolio of Stafford and PLUS loans has continued to grow. Most of our student loan portfolio is serviced in-house from our Cleveland facility.

During 2007, the federal government passed legislation with respect to the student lending business. Among other things, the legislation reduces special allowance payments paid to lenders by the federal government, increases loan origination fees paid to the government by lenders, and reduces the lender guarantee percentage. The legislation went into effect for all new FFELP student loans with first disbursements on or after October 1, 2007. The guarantee percentage, reduced from 97% to 95%, is in effect for loans originated after October 1, 2012. While the demographics of this market remain strong, the returns related to future originations will be impacted by the recent legislation.

As a result of decreased market valuations for student lending businesses and lower profit expectations resulting from higher funding costs, we recorded goodwill and intangible asset impairment charges during the last quarter of 2007.

CIT Bank, with assets of $3.3 billion and deposits of $2.7 billion, is located in Salt Lake City, Utah. Since its inception, the bank had been primarily funding consumer type loans. During late 2007, we refined the Bank’s focus to fund commercial assets and have commenced originating corporate loans. The Bank is chartered by the state of Utah as an industrial bank and is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions.

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 23 – Goodwill and Intangible Assets” of Item 8. Financial Statements and Supplementary Data for further discussion of our student lending portfolios.

HOME LENDING

The Home Lending segment consists primarily of a liquidating portfolio of home mortgage receivables and manufactured housing receivables. In July of 2007, we announced our intent to exit this business and closed the home lending origination platform in August 2007.

The remaining portfolio is serviced out of our centralized servicing center in Oklahoma City, Oklahoma.

See “Profitability and Key Business Trends” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our home lending portfolios.

2007 SEGMENT PERFORMANCE

Earnings and Return Summary (dollars in millions)

	Net Income/ (Loss)	Return on Equity
Corporate Finance	$ 453.0	18.3%
Transportation Finance	271.1	16.3%
Trade Finance	164.0	17.8%
Vendor Finance	410.1	23.6%

Commercial Segments	1,298.2	19.1%

Consumer	(274.9)	(52.3%)
Home Lending	(989.2)	(171.8%)
Corporate and Other	(145.1)	(2.1%)

Total	$(111.0)	(1.6%)

See the “Results by Business Segments” and “Concentrations” sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, and Notes 5 and 21 of Item 8. Financial Statements and Supplementary Data, for additional information.

EMPLOYEES

CIT employed approximately 6,700 people at December 31, 2007, of which approximately 4,855 were employed in the United States and approximately 1,845 were outside the United States.

CIT _ ANNUAL REPORT 2007 PAGE 6

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

REGULATION

In some instances, our operations are subject to supervision and regulation by federal, state, and various foreign governmental authorities. Additionally, our operations may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. This oversight may serve to:

–	regulate credit granting activities, including establishing licensing requirements, if any, in various jurisdictions,
–	establish maximum interest rates, finance charges and other charges,
–	regulate customers’ insurance coverages,
–	require disclosures to customers,
–	govern secured transactions,
–	set collection, foreclosure, repossession and claims handling procedures and other trade practices,
–	prohibit discrimination in the extension of credit and administration of loans, and
–	regulate the use and reporting of information related to a borrower’s credit experience and other data collection.

Certain of our subsidiaries are subject to regulation from various agencies. CIT Bank, a Utah industrial bank wholly owned by CIT, is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions. Student Loan Xpress, Inc., a Delaware corporation, conducts its business through various banks authorized by the Department of Education, including Fifth Third Bank, CIT Bank and Liberty Bank, as eligible lender trustees. CIT Small Business Lending Corporation, a Delaware corporation, is licensed by and subject to regulation and examination by the U.S. Small Business Administration. CIT Capital Securities L.L.C., a Delaware limited liability company, is a broker-dealer licensed by the National Association of Securities Dealers, and is subject to regulation by the Financial Industry Regulatory Authority and the Securities and Exchange Commission. CIT Bank Limited, an English corporation, is licensed as a bank and broker-dealer and is subject to regulation and examination by the Financial Service Authority of the United Kingdom.

Our insurance operations are conducted through The Equipment Insurance Company, a Vermont corporation, Highlands Insurance Company Limited, a Barbados company, and Equipment Protection Services (Europe) Limited, an Irish Company. Each company is licensed to enter into insurance contracts. The local regulators in Vermont, Barbados, and Ireland regulate them. In addition, we have various banking corporations in Brazil, France, Germany, Italy, Belgium, Sweden, and the Netherlands and a broker-dealer entity in Canada, each of which is subject to regulation and examination by banking regulators and securities regulators in their home country.

Item 1: Business PAGE 7

GLOSSARY OF TERMS

Average Earning Assets (AEA) is the average of finance receivables, operating lease equipment, financing and leasing assets held for sale, and some investments, less the credit balances of factoring clients. We use this average for certain key profitability ratios, including return on AEA and net finance revenue as a percentage of AEA.

Average Finance Receivables (AFR) is the average of finance receivables and includes loans and finance leases. It excludes operating lease equipment. We use this average to measure the rate of net charge-offs on an owned basis for the period.

Capital is the sum of common equity, preferred stock, junior subordinated notes, convertible debt (equity units) and preferred capital securities.

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

Efficiency Ratio is the percentage of salaries and general operating expenses to Total Net Revenue. We use the efficiency ratio to measure the level of expenses in relation to revenue earned.

Finance Revenue includes interest income on finance receivables and rental income on operating leases.

Financing and Leasing Assets include loans, capital and finance leases, leveraged leases, operating leases, assets held for sale, and other investments.

Held for Investment describes loans that CIT has the ability and intent to hold in portfolio for the foreseeable future or until maturity. These are carried at amortized cost, unless it is determined that other than temporary impairment has occurred, then a charge is recorded in the current period statement of income.

Held for Sale describes loans that we intend to sell in the near-term. These are carried at the lower of cost or market, with a charge reflected in the current period statement of income if the cost (or current book value) exceeds the market value.

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

Lower of Cost or Market (LOCOM) relates to the carrying value of an asset. The cost refers to the current book balance, and if that balance is higher than the market value, then an impairment charge is reflected in the current period statement of income.

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

Net (loss) income (attributable) available to Common Shareholders (“net (loss) income”) reflects net (loss) income after preferred dividends and is utilized to calculate return on common equity and other performance measurements.

Non-GAAP Financial Measures are balances, amounts or ratios that do not readily agree to balances disclosed in financial statements presented in accordance with accounting principles generally accepted in the U.S. We use non-GAAP measures to provide additional information and insight into how current operating results and financial position of the business compare to historical operating results and financial position of the business and trends, as well as adjusting for certain nonrecurring or unusual transactions.

Non-performing Assets include loans placed on non-accrual status, typically after becoming 90 days delinquent or prior to that time due to doubt of collectibility of principal and interest, and repossessed assets.

Other Income includes syndication fees, gains from dispositions of receivables and equipment, factoring commissions, loan servicing and other fees.

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

CIT _ ANNUAL REPORT 2007 PAGE 8

Syndication and Sale of Receivables result from originating leases and receivables with the intent to sell a portion, or the entire balance, of these assets to other financial institutions. We earn and recognize fees and/or gains on sales, which are reflected in other income, for acting as arranger or agent in these transactions.

Tangible Capital and Metrics exclude goodwill, other intangible assets and some comprehensive income items. We use tangible metrics in measuring capitalization.

Total Net Revenue is the total of net finance revenue plus other income. This amount excludes provision for credit losses and valuation allowances from total net revenue and other income and is a measurement of our revenue growth.

Unpaid Principal Balance (UPB) refers to the remaining unpaid principal balance of a loan and is used in the discussion surrounding home lending assets and reflects the carrying value, before applying the recorded discount or valuation allowance.

Yield-related Fees are collected in connection with our assumption of underwriting risk in certain transactions in addition to interest income. We recognize yield-related fees, which include prepayment fees and certain origination fees, in Finance Revenue over the life of the lending transaction.

ITEM 1A. Risk Factors

You should carefully consider the following discussion of risks, and the other information provided in this Annual Report on Form 10-K. Our business activities involve various elements of risk. The risks described below are not the only ones facing us. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business. We consider the following issues to be the most critical risks to the success of our business:

OUR LIQUIDITY OR ABILITY TO RAISE DEBT OR EQUITY CAPITAL MAY BE LIMITED.

We rely upon access to the capital markets to provide sources of liquidity and to fund asset growth. These markets have exhibited heightened volatility and reduced liquidity. Recently, liquidity in the capital markets has been more constrained and interest rates available to us have increased significantly relative to benchmark rates, such as U.S. treasury securities and LIBOR. As a result, our cost of funds has increased and we have shifted our funding sources primarily to asset-backed securities and other secured credit facilities, including both on-balance sheet and off-balance sheet securitizations, rather than unsecured debt securities. Adverse changes in the economy, long-term disruption in the capital markets, deterioration in our business performance or downgrades in our credit ratings could limit our access to these markets or increase our cost of capital. Any one of these developments would adversely affect our business operating results and financial condition. A downgrade in our short-term credit ratings could result in our having to issue commercial paper to a different group of investors, as a portion, or potentially all, of our current investor base could require maintenance of our short-term credit ratings.

We may also raise additional equity capital through the sale of common stock, preferred stock, or securities that are convertible into common stock. There are no restrictions on entering into the sale of any such equity securities in either public or private transactions, except that any private transaction involving more than 20% of the shares outstanding will require shareholder approval. Under current market conditions, the terms of any such equity transactions may subject existing security holders to potential subordination or dilution and may involve change in governance.

WE MAY BE ADVERSELY AFFECTED BY DETERIORATION IN ECONOMIC CONDITIONS THAT IS GENERAL OR SPECIFIC TO INDUSTRIES, PRODUCTS OR GEOGRAPHIES.

A recession or downturn in the U.S. or global economies or affecting specific industries, geographic locations and/or products could make it difficult for us to originate new business, given the resultant reduced demand for consumer or commercial credit. In addition, a downturn in certain industries may result in a reduced demand for the products that we finance in that industry or negatively impact collection and asset recovery efforts.

Credit quality also may be impacted during an economic slowdown or recession as borrowers may fail to meet their debt payment obligations. Adverse economic conditions may also result in declines in collateral values. Accordingly, higher credit and collateral related losses could impact our financial position or operating results.

For example, decreased demand for the products of various manufacturing customers due to a general economic slowdown may adversely affect their ability to repay their loans and leases with us. Similarly, a decrease in the level of airline passenger traffic due to general economic slowdown or a decline in shipping volumes due to a slowdown in particular industries may adversely affect our aerospace or rail businesses.

WE MAY BE ADVERSELY AFFECTED BY CONTINUED DETERIORATION IN MARKET CONDITIONS AND CREDIT QUALITY IN THE HOME LENDING AND RELATED INDUSTRIES.

The U.S. residential market and home lending industry began showing signs of stress in early 2007, with credit conditions deteriorating rapidly in the second quarter of 2007 and continuing into the third and fourth quarters of 2007, including

Item 1A: Risk Factors PAGE 9

increased rates of defaults and foreclosures, stagnating or declining home prices, and declining sales in both the new construction and the resale markets.

These market conditions were reflected in the deterioration of credit metrics of our home lending portfolio and the decreased market liquidity for such portfolios and resulted in higher charge-offs and significant valuation allowances through year end 2007. These changes in the home lending and home construction industries have also resulted in reduced demand for certain types of railcars that are used to transport building materials, produced higher volatility and reduced demand from investors in the high yield loan markets, generated concerns about credit quality in general, and hampered activity in the syndication market, among other effects.

We will continue to be adversely affected by conditions in the U.S. residential home lending industry if they continue to deteriorate further. It is also likely that we will be adversely affected if the conditions in the home lending industry negatively impact our other consumer businesses or other parts of our credit portfolio or the U.S. or world economies. Finally, we may be adversely affected if the conditions in the home lending industry result in new or increased regulation of financing and leasing companies in general or with respect to specific products or markets.

OUR RESERVES FOR CREDIT LOSSES MAY PROVE INADEQUATE OR WE MAY BE NEGATIVELY AFFECTED BY CREDIT RISK EXPOSURES.

Our business depends on the creditworthiness of our customers. We maintain a consolidated reserve for credit losses on finance receivables that reflects management’s judgment of losses inherent in the portfolio. We periodically review our consolidated reserve for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and non-performing assets. We cannot be certain that our consolidated reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of adverse changes in the economy or events adversely affecting specific customers, industries or markets. If the credit quality of our customer base materially decreases, if the risk of a market, industry, or group of customers changes significantly, or if our reserves for credit losses are not adequate, our business, financial condition and results of operations could suffer. For example, credit performance in the home lending industry, and particularly in the sub-prime market, has been declining over the past year. This decline in the home lending industry has been reflected in our home lending portfolio during 2007, resulting in increased charge-offs and significant valuation allowances.

In addition to customer credit risk associated with loans and leases, we are also exposed to other forms of credit risk, including counterparties to our derivative transactions, loan sales, syndications and equipment purchases. These counterparties include other financial institutions, manufacturers and our customers. To the extent that our credit underwriting processes or credit risk judgments fail to adequately identify or assess such risks, or if the credit quality of our derivative counterparties, customers, manufacturers, or other parties with which we conduct business materially deteriorates, we may be exposed to credit risk related losses that may negatively impact our financial condition, results of operations or cash flows.

WE MAY BE ADVERSELY AFFECTED BY SIGNIFICANT CHANGES IN INTEREST RATES.

Although we generally employ a matched funding approach to managing our interest rate risk, including matching the repricing characteristics of our assets with our liabilities, significant increases in market interest rates or widening of our credit spreads, or the perception that an increase may occur, could adversely affect both our ability to originate new finance receivables and our profitability. Conversely, a decrease in interest rates could result in accelerated prepayments of owned and managed finance receivables.

WE MAY BE REQUIRED TO TAKE AN IMPAIRMENT CHARGE FOR GOODWILL OR INTANGIBLE ASSETS RELATED TO ACQUISITIONS.

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

Under the applicable accounting rules, goodwill is not amortized and is carried on our books at its original value, subject to periodic review and evaluation for impairment, while intangible assets are amortized over the life of the asset. If, as a result of our periodic review and evaluation of our goodwill and intangible assets for potential impairment, we determine that changes in the business itself, the economic environment including business valuation levels and trends, or the legislative or regulatory environment have adversely affected the fair value of the business, we may be required to take an impairment charge to the extent that the carrying values of our goodwill or intangible assets exceeds the fair value of the business. As a result of our 2007 fourth quarter analysis of goodwill and intangible assets associated with our student lending business, we recorded impairment charges. Also, if we sell a business for less than the book value of the assets sold, plus any goodwill or intangible assets attributable to that business, we may be required to take an impairment charge on all or part of the goodwill and intangible assets attributable to that business.

BUSINESSES OR ASSET PORTFOLIOS ACQUIRED MAY NOT PERFORM AS EXPECTED AND WE MAY NOT BE ABLE TO ACHIEVE ADEQUATE CONSIDERATION FOR PLANNED DISPOSITIONS.

As part of our long-term business strategy, we may pursue acquisitions of other companies or asset portfolios as well as dispose of non-strategic businesses or portfolios. Future

CIT _ ANNUAL REPORT 2007 PAGE 10

acquisitions may result in potentially dilutive issuances of equity securities and the incurrence of additional debt, which could have a material adverse effect on our business, financial condition and results of operations. Such acquisitions may involve numerous other risks, including difficulties in integrating the operations, services, products and personnel of the acquired company; the diversion of management’s attention from other business concerns; entering markets in which we have little or no direct prior experience; and the potential loss of key employees of the acquired company. In addition, acquired businesses and asset portfolios may have credit-related risks arising from substantially different underwriting standards associated with those businesses or assets.

With respect to our planned disposition of certain home lending assets held for sale, or any future dispositions of our businesses or asset portfolios, there can be no assurance that we will receive adequate consideration for those businesses or assets at the time of their disposition or that we will be able to adequately replace the volume associated with the businesses or asset portfolios that we dispose of with higher-yielding businesses or asset portfolios having acceptable risk characteristics. As a result, our future disposition of businesses or asset portfolios could have a material adverse effect on our business, financial condition and results of operations.

ADVERSE OR VOLATILE MARKET CONDITIONS MAY REDUCE FEES AND OTHER INCOME.

In 2005, we began pursuing strategies to leverage our expanded asset generation capability and diversify our revenue base to increase other income as a percentage of total revenue. We invested in infrastructure and personnel focused on increasing other income in order to generate higher levels of syndication and participation income, advisory fees, servicing fees and other types of fee income. These revenue streams are dependent on market conditions and, therefore, can be more volatile than interest on loans and rentals on leased equipment. Current market conditions, including lower liquidity levels, have had a direct impact on syndication activity, and have resulted in lower fee generation. If we are unable to sell or syndicate a transaction after it is originated, this activity will involve the assumption of greater underwriting risk than we originally intended and could increase our capital requirements to support our business.

Continued disruption to the capital markets, our failure to implement these initiatives successfully, or the failure of such initiatives to result in increased asset and revenue levels could adversely affect our financial position and results of operations.

ADVERSE FINANCIAL RESULTS OR OTHER FACTORS MAY LIMIT OUR ABILITY TO PAY DIVIDENDS

Our board of directors decides whether we will pay dividends on our common stock. That decision depends upon, among other things, general economic and business conditions, our strategic and operational plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, our credit ratings, and such other factors as the board of directors may consider to be relevant. If any of these factors are adversely affected it may impact our ability to pay dividends on our common stock.

In addition, the terms of our outstanding preferred stock and junior subordinated notes restrict our ability to pay dividends on our common stock if we do not make distributions on our preferred stock and subordinated notes. Further, we are prohibited from declaring dividends on our preferred stock and from paying interest on our junior subordinated notes if we do not meet certain financial tests, provided that the limitation does not apply if we pay such dividends and interest out of net proceeds that we have received from the sale of common stock. We sold common stock to cover such dividend and interest payments during the third and fourth quarters of 2007 and the first quarter of 2008, and we obtained a forward commitment from two investment banks to purchase additional shares, at our option, in the second and third quarters of 2008. If we are unable to sell our common stock in the future, and we fail to meet the requisite financial tests, then we will be prohibited from declaring dividends on our preferred stock, paying interest on our junior subordinated notes, or declaring dividends on our common stock.

COMPETITION FROM BOTH TRADITIONAL COMPETITORS AND NEW MARKET ENTRANTS MAY ADVERSELY AFFECT OUR RETURNS, VOLUME AND CREDIT QUALITY.

Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. We have a wide variety of competitors that include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, community banks, leasing companies, hedge funds, insurance companies, mortgage companies, manufacturers and vendors.

Competition from both traditional competitors and new market entrants has intensified due to increasing recognition of the attractiveness of the commercial finance markets. We compete primarily on the basis of pricing, terms and structure. To the extent that our competitors compete aggressively on any combination of those factors, we could lose market share. Should we match competitors’ terms, it is possible that we could experience margin compression and/or increased losses.

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

A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, or other factors, would adversely affect the residual values of

Item 1A: Risk Factors PAGE 11

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

INVESTMENT IN AND REVENUES FROM OUR FOREIGN OPERATIONS ARE SUBJECT TO THE RISKS AND REQUIREMENTS ASSOCIATED WITH TRANSACTING BUSINESS IN FOREIGN COUNTRIES.

An economic recession or downturn, increased competition, or business disruption associated with the political or regulatory environments in the international markets in which we operate could adversely affect us. In addition, while we generally hedge our translation and transaction exposures, foreign currency exchange rate fluctuations, or the inability to hedge effectively in the future, could have a material adverse effect on our investment in international operations and the level of international revenues that we generate from international asset based financing and leasing. Reported results from our operations in foreign countries may fluctuate from period to period due to exchange rate movements in relation to the U.S. dollar, particularly exchange rate movements in the Canadian dollar, which is our largest non-U.S. exposure.

Foreign countries have various compliance requirements for financial statement audits and tax filings, which are required to obtain and maintain licenses to transact business.

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

The financial services industry is heavily regulated in many jurisdictions outside the United States. As a result, growing our international operations may be affected by the varying requirements of these jurisdictions. CIT Bank Limited, is licensed as a bank and a broker-dealer and is subject to regulation and examination by the Financial Services Authority of the United Kingdom. We also operate various banking corporations in Brazil, France, Italy, Belgium, Sweden and The Netherlands, and a broker-dealer entity in Canada, each of which is subject to regulation and examination by banking regulators and securities regulators in their home country. Our subsidiary, CIT Bank, a Utah industrial bank, is subject to regulation and examination by the FDIC and the Utah Department of Financial Institutions. Finally, our subsidiary that operates our insurance business, Highlands Insurance Company Limited, is a Barbados company and therefore regulated by Barbados laws and regulations. Given the evolving nature of regulations in many of these jurisdictions, it may be difficult for us to meet these requirements even after we establish operations and receive regulatory approvals. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally.

ITEM 1B. Unresolved Staff Comments

There are no unresolved SEC staff comments.

ITEM 2. Properties

CIT operates in the United States, Canada, Europe, Latin America, Australia and the Asia-Pacific region. CIT occupies approximately 2.1 million square feet of office space, the majority of which is leased. Such office space is suitable and adequate for our needs and we utilize, or plan to utilize, substantially all of our leased office space.

CIT _ ANNUAL REPORT 2007 PAGE 12

ITEM 3. Legal Proceedings

STUDENT LOAN INVESTIGATIONS

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

ITEM 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three months ended December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders PAGE 13

PART TWO
ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange. The following table sets forth the high and low reported closing prices for CIT’s common stock for each of the quarterly periods in the two years ended December 31, 2007.

	2007		2006
Common Stock Price	High	Low	High	Low
First Quarter	$61.36	$50.96	$55.05	$51.38
Second Quarter	$61.16	$52.80	$55.95	$48.89
Third Quarter	$57.63	$33.28	$53.41	$42.44
Fourth Quarter	$41.85	$22.76	$56.35	$47.74

During the year ended December 31, 2007, we paid a dividend of $0.25 per common share each quarter for a total of $1.00 per share. During the year ended December 31, 2006, we paid a dividend of $0.20 per common share each quarter for a total of $0.80 per share. On January 15, 2008, the Board of Directors approved a quarterly dividend of $0.25 per share to be paid February 29, 2008, to shareholders of record on February 15, 2008.

Our dividend practice is to pay a dividend while maintaining sufficient capital to support our business. The declaration and payment of future dividends are subject to the discretion of our board of directors. Any determination as to the payment of dividends, including the level of dividends, will depend on, among other things, general economic and business conditions, our strategic and operational plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as the board of directors may consider to be relevant.

The terms of our outstanding preferred stock and junior subordinated notes restrict our ability to pay dividends on our common stock if and so long as we do not make distributions on our preferred stock or we do not pay all accrued and unpaid interest on our junior subordinated notes, in full when due. Further, we are prohibited from declaring dividends on our preferred stock and from paying interest on our junior subordinated notes if, among other things, our average four quarters fixed charge ratio is less than or equal to 1.10 on the dividend declaration date or on the thirtieth day prior to the interest payment date, as the case may be. Our average four quarters fixed charge ratio is defined as (a) the sum, for our most recently completed four fiscal quarters, of the quotient of (x) our earnings (excluding income taxes, interest expense, extraordinary items, goodwill impairment and amounts related to discontinued operations) and (y) interest expense plus preferred dividends, divided by (b) four.

Our average four-quarter fixed charge ratio was below 1.10 at December 31, 2007. Notwithstanding the foregoing, we may declare such dividends and pay such interest to the extent of any net proceeds that we have received from the sale of common stock during the 90 days prior to the declaration of the dividend or the 180 days prior to the interest payment date.

On January 23, 2008, CIT Group Inc. entered into a Sales Agency Agreement with Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc., pursuant to which CIT agreed to sell shares of its common stock for an aggregate purchase price of up to $31.5 million. As a result, the Company sold 1,281,519 shares on January 30, 2008 and satisfied the conditions necessary to permit the declaration and payment of preferred stock dividends payable February 29, 2008.

As of February 15, 2008, there were 77,727 beneficial owners of CIT common stock.

All equity compensation plans in effect during 2007 were approved by our shareholders, and are summarized in the following table.

	Number of Securities to be Issued Upon Exercise of Outstanding Options(1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	12,262,634	$42.94	8,963,793

(1)	Excludes 189,687 unvested restricted shares and 1,986,608 unvested performance shares outstanding under the Long-Term Equity Compensation Plan.

We had no equity compensation plans that were not approved by shareholders. For further information on our equity compensation plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data, Note 16.

CIT _ ANNUAL REPORT 2007 PAGE 14

The following table details the repurchase activity of CIT common stock during the quarter ended December 31, 2007.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Balance at September 30, 2007	24,762,422			689,096

October 1 – 31, 2007	–	–	–	689,096
November 1 – 30, 2007	–	–	–	689,096
December 1 – 31, 2007	–	–	–	689,096

Total Purchases	—

Reissuances(1)	297,848

Balance at December 31, 2007	24,464,574

(1)	Includes the issuance of 235,800 shares of our common stock to permit declaration of fourth quarter dividends, as well as exercise of stock options and for the employee stock purchase plan.

The remaining shares that may yet be repurchased relate to the 2007 continuation of the common stock repurchase program to acquire up to an additional 5 million shares of our outstanding common stock in conjunction with employee equity compensation programs. The program authorizes the Company to purchase shares on the open market, in other privately negotiated transactions or a combination thereof from time to time over a two-year period beginning January 17, 2007. The repurchased common stock is held as treasury shares and may be used for the issuance of shares under CIT’s employee stock plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The program may be discontinued at any time and is not expected to have a significant impact on our capitalization.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly cumulative total stockholder return of our common stock during the last five years to the cumulative total return of the S&P Financial Index and the S&P 500 Index for the same period. The results are based on an assumed $100 invested at December 31, 2002, and daily reinvestment of dividends.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
CIT	$100.00	$187.19	$241.98	$277.26	$303.46	$133.83
S&P 500	$100.00	$128.68	$142.68	$149.69	$173.32	$182.84
S&P Financial	$100.00	$131.03	$145.29	$154.73	$184.48	$150.32

Item 5: Market for Registrant’s Common Equity PAGE 15

ITEM 6. Selected Financial Data

The following tables set forth selected consolidated financial information regarding our results of operations and balance sheets. The data presented below is explained further in, and should be read in conjunction with, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Item 8. Financial Statements and Supplementary Data.

(At or for the Years Ended December 31, dollars in millions, except per share data)

($ in millions, except per share data)	2007	2006	2005	2004	2003

Results of Operations
Total net revenue	$ 3,600.4	$ 3,051.4	$ 2,879.2	$ 2,438.1	$ 2,162.4
Provision for credit losses	593.8	222.2	217.0	214.2	387.3
Valuation allowance - receivables held for sale	1,271.4	15.0	106.6	15.7	–
Salaries and general operating expenses	1,478.7	1,382.6	1,113.8	1,012.1	888.2
Net income (loss)	(111.0)	1,015.8	936.4	753.6	566.9
Net income (loss) per share — diluted	(0.58)	5.00	4.44	3.50	2.66
Dividends per share	1.00	0.80	0.61	0.52	0.48
Balance Sheet Data
Total finance receivables	$ 62,536.5	$ 55,064.9	$ 44,294.5	$ 35,048.2	$ 31,300.2
Reserve for credit losses	831.5	659.3	621.7	617.2	643.7
Operating lease equipment, net	12,610.5	11,017.9	9,635.7	8,290.9	7,615.5
Goodwill and intangible assets, net	1,152.5	1,008.4	1,011.5	596.5	487.7
Total assets	90,248.0	77,485.7	63,386.6	51,111.3	46,342.8
Total debt and deposits	73,804.2	60,704.8	47,864.5	37,724.8	33,668.6
Total stockholders’ equity	6,960.6	7,751.1	6,962.7	6,055.1	5,394.2
Selected Data and Ratios
Profitability
Net income (loss) as a percentage of average common stockholders’ equity	(1.6)%	15.0%	15.1%	13.2%	10.9%
Net finance revenue as a percentage of average earning assets	2.84%	3.11%	3.40%	3.94%	3.64%
Efficiency ratio	41.1%	45.3%	38.7%	41.5%	41.1%
Credit Quality
60+ days contractual delinquency as a percentage of finance receivables	3.43%	2.40%	1.71%	1.73%	2.16%
Net credit losses as a percentage of average finance receivables	0.45%	0.45%	0.60%	0.91%	1.77%
Reserve for credit losses as a percentage of finance receivables	1.33%	1.20%	1.40%	1.76%	2.06%
Reserve for credit losses, excluding specific reserves as a percentage of finance receivables, excluding guaranteed student loans and home lending	1.22%	1.19%	1.24%	1.38%	1.40%
Reserve for credit losses as a percentage of non-performing assets, excluding guaranteed student loans and home lending	121.1%	154.3%	158.5%	122.6%	98.3%
Other
Total managed assets	$ 83,231.0	$ 74,163.2	$ 62,866.4	$ 53,470.6	$ 49,735.6
Tangible stockholders’ equity to managed assets	8.8%	9.4%	9.8%	10.7%	10.4%

CIT _ ANNUAL REPORT 2007 PAGE 16

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

KEY PERFORMANCE METRICS AND MEASUREMENTS

Profitability Our ability to generate income on investments to produce returns to our shareholders and build our capital base to support future growth. We measure our performance in this area by:	–	Net income per common share (EPS);
	–	Net income as a percentage of average common equity (ROE); and
	–	Net income as a percentage of average earning assets (ROA).

Asset Generation Our ability to originate new business and build our earning assets. We measure our performance in these areas by:	–	Origination volumes by unit; and
	–	Levels of financing and leasing assets, and managed assets.

Revenue Generation Our ability to lend money at rates in excess of our cost of borrowing, earn rentals on the equipment we lease, and generate other income. We measure our performance in this area by:	–	Finance revenue as a percentage of average earning assets (AEA);
	–	Net finance revenue as a percentage of AEA;
	–	Operating lease revenue as a percentage of average operating lease equipment (AOL) and
	–	Levels of net finance revenue and other income.

Liquidity and Market Rate Risk Management Our ability to obtain funding at competitive rates, which depends on maintaining high quality assets, strong capital ratios, and high credit ratings, and our ability to manage our interest rate and currency rate risk, where our goal is to substantially insulate our interest margins and profits from movements in market interest rates and foreign currency exchange rates. We measure our liquidity and market rate risk management by:	–	Various interest sensitivity and liquidity measurements, which we discuss in “Risk Management”.

Item 7: Management’s Discussion and Analysis PAGE 17

KEY PERFORMANCE METRICS AND MEASUREMENTS

Credit Risk Management Our ability to evaluate the credit-worthiness of our customers, both during the credit granting process and after the advancement of funds, and to maintain high-quality assets while balancing income potential with adequate credit loss reserve levels. We assess our credit risk management by:	–	Net charge-offs as a percentage of average finance receivables;
	–	Non-performing assets as a percentage of finance receivables;
	–	Delinquent assets as a percentage of finance receivables;
	–	Reserve for credit losses as a percentage of finance receivables and non-performing assets; and
	–	Concentration risk by geographic region, industry and customer.

Equipment and Residual Risk Management Our ability to evaluate collateral risk in leasing and lending transactions and to remarket equipment at lease termination. We measure these activities by:	–	Gains and losses on equipment sales; and
	–	Equipment utilization and value of equipment off -lease.

Expense Management Our ability to maintain efficient operating platforms and infrastructure in order to run our business at competitive cost levels. We track our efficiency by:	–	Efficiency ratio, which is the ratio of operating expenses to total net revenue: and
	–	Operating expenses as a percentage of average managed assets (“AMA”).

Capital Management Our ability to maintain a strong capital base to support our debt credit ratings and asset growth. We measure our performance in this area by:	–	Tangible capital base;
	–	Tangible book value per common share; and
	–	Tangible capital as a percentage of managed assets.

PROFITABILITY AND KEY BUSINESS TRENDS

This past year, particularly the second half of 2007, was challenging for CIT. We reconsidered our home lending business strategy due to the market conditions in the U.S. residential mortgage market, particularly with respect to sub-prime mortgage lending and as a result, recorded significant valuation adjustments and credit loss provisioning related to this business in 2007. In addition, heightened volatility in the capital markets in the second half of 2007 resulted in a widening of corporate borrowing spreads and restricted our access to traditional unsecured long-term funding sources at competitive rates. Given these market conditions, we funded our business principally in the asset-backed markets during the second half of the year. We continued to access the commercial paper markets, but at reduced levels and higher costs. We also recorded a non-cash goodwill and intangible asset impairment charge in our student lending business, as declining peer valuations and higher funding costs for this asset class led us to conclude in the fourth quarter that the fair value of this business did not support the goodwill and intangible asset carrying values.

The losses in our home lending and consumer segments overshadowed solid results in our commercial businesses. Owned financing and leasing assets in our four commercial segments grew 14% from December 31, 2006, as we deployed capital strategically to provide liquidity to customers with whom we have long and strong relationships. We executed two significant acquisitions (approximately $4 billion in assets) in the first half of the year in our Vendor Finance segment and we sold just over $3 billion in construction (Corporate Finance segment) and systems leasing (Vendor Finance segment) portfolios in the second half of 2007. Commercial credit quality remained strong, though credit quality measurements did weaken from very strong prior year levels.

The loss per share for 2007 was $0.58 compared with diluted income per share in 2006 and 2005 of $5.00 and $4.44, respectively. The net loss attributable to common shareholders was $111.0 million for 2007, versus net income of $1,015.8 million and $936.4 million for 2006 and 2005. Among the items driving these comparisons were the following:

–	An after tax loss of $989.2 million in the Home Lending segment, primarily due to $1,248.9 million (pretax) in valuation allowance charges to adjust assets held for sale to estimated fair value and a $250 million fourth quarter provision for credit losses following the transfer of the majority of the portfolio back to held for investment late in the third quarter;
–	A $302.5 million after tax goodwill and intangible asset impairment charge related to the Company’s student lending business, reflecting decreased market valuations for student lending businesses and lower profit expectations as a result of higher funding costs;
–	A pretax gain of $247.1 million on the sale of CIT’s 30% interest in its Dell Financial Services (DFS) joint venture within Other Income; and
–	A combined pretax gain of $261.1 million on the above-mentioned sales of construction and systems leasing assets within Other Income.

Looking ahead to 2008, we will continue to focus on capital discipline, proactive portfolio management, balance sheet strength and maximizing the value of the liquidating home lending portfolio. We are concentrating on maintaining liquidity

CIT _ ANNUAL REPORT 2007 PAGE 18

and will deploy resources to our most profitable commercial franchises. We expect to continue to fund the business primarily with secured / asset-backed financings and to grow assets modestly, particularly in the first half of 2008. As a result, we expect 2008 earnings to reflect the following:

–	Lower net finance revenue, with spread compression due to higher borrowing costs and reduced revenue from the Dell vendor relationship;
–	Softness in other income, due to low asset sale and syndication gains;
–	An increase in credit costs from very favorable levels due to a softening economic environment; and
–	Positive operating expense trends due to lower headcount and other cost savings initiatives.

HOME LENDING BUSINESS – SIGNIFICANT 2007 EVENTS AND ACTIONS

The Company entered the home lending business in 1992 in order to develop diversification relative to our commercial finance businesses in an asset class with liquidity, predictable revenue streams and growth opportunities. In the first half of 2007, deteriorating credit performance in the residential mortgage markets, coupled with reduced liquidity in the secondary market for this asset class, resulted in a decline in portfolio and origination economics. In light of these negative developments, other negative trends in the housing market and management’s belief that the residential mortgage business would be weak for an extended period, we announced our intent to exit this business in July of 2007. Working with an external advisor, we considered an outright sale of: (i) the business as a going concern, including the origination and servicing platforms; (ii) the entire portfolio of receivables or (iii) various parts of the portfolio.

Second Quarter 2007

Given our intent to exit the business and potentially sell all or part of the portfolio, management determined that the home lending receivables portfolio no longer qualified as assets held for investment under generally accepted accounting principles (GAAP) at June 30, 2007. Accordingly, the portfolio was transferred to assets held for sale and reduced to the lower of cost or market as required by GAAP, resulting in a second quarter pretax charge of $765.3 million. The valuation allowance as of June 30, 2007 reflected a discount of approximately 6.3% to the $11.3 billion of unpaid principal balance (UPB), excluding repossessed assets, based on management’s estimate of fair value.

The valuation allowance for the mortgage portfolio as of June 30, 2007 was based on (i) pricing indicators for multiple pools of our home lending portfolio that we obtained from a major market participant on two separate occasions in mid-June and early July 2007 and (ii) an offer from a private equity investor to purchase a portion of the portfolio comprised of a representative cross section of the entire portfolio. Both the pricing indicators from the major market participant and the bid from the private equity investor were within comparable value ranges. There were few observable portfolio sale transactions in the weeks preceding June 30, 2007. Those transactions that were completed were at levels in excess of par value and were dismissed as not being relevant estimates of fair value as at June 30, 2007 due to the changed market conditions.

The valuation adjustment at June 30, 2007, was based on an assessment of the estimated fair value of the mortgage portfolio, as opposed to the overall business including origination and servicing platforms.

Third Quarter 2007

We closed the home lending origination platform and ceased accepting new loan applications in August 2007, and recorded a pre-tax charge of $39.6 million for severance ($25.0 million) and other exit costs ($14.6 million). The closing of the origination platform reduced annual operating expenses by approximately $50 million. As explained below, we obtained funding using a significant portion of the home lending assets as collateral in secured financing transactions at the end of the quarter.

Given continued adverse conditions in the U.S. housing market, the residential mortgage market, and the global capital markets, and our expectation that these conditions could persist for an extended period, management determined after extensive analysis of market conditions, portfolio conditions and trends that an orderly run-off of a substantial portion of the Company’s home lending receivables portfolio, rather than a sale under market conditions expected for the foreseeable future, would produce a better economic outcome for the Company’s shareholders. Accordingly, $9.7 billion in remaining unpaid principal balance (UPB) of the $11.1 billion UPB of home lending receivables (excluding repossessed assets) were transferred at the lower of cost or market from assets held for sale to assets held for investment as of September 30, 2007. A third quarter valuation charge of $465.5 million pretax was recorded to reduce the portfolio to lower of cost or market value, on a loan by loan basis, prior to transfer to held for investment. The accumulated valuation allowance as of September 30, 2007 reflected a discount of approximately 9.7% to the $11.1 billion of UPB, excluding repossessed assets. The portion of the accumulated valuation allowance related to loans transferred from held for sale to held for investment at September 30 is accounted for as a discount for periods after September 30, 2007.

In determining estimated fair value at September 30, 2007, management stratified the home lending portfolio into nine pools of loans with common characteristics that we believed to be consistent with how a market participant would evaluate the value of the portfolio.

–	Six pools, comprising $7.5 billion of the $9.7 billion were transferred to held for investment at September 30, 2007. For three of those pools, estimated fair values were based upon observable sales of portfolios of similar assets by two financial institutions in September 2007. These three pools were primarily comprised of first lien conforming and non-conforming fixed and floating rate mortgage loans. These two market transactions were the only relevant transactions that we were able to identify. Based on our experience in the market, we identified 12 relevant loan characteristics that we believed were typically used by market participants to compare and adjust prices between comparable mortgage portfolios. These characteristics included, but were not limited to weighted average coupon, loan-to-value

Item 7: Management’s Discussion and Analysis PAGE 19

ratio, FICO score, lien position (second vs. first), percentage of portfolio comprised of adjustable rate mortgages and proportion of full documentation loans. We used pricing sheets to calculate adjustments to observable sale prices of the two portfolios of similar assets sold by other financial institutions (purchase price adjustments) based on similarities and differences between the 12 component characteristics of the CIT portfolios and each of the portfolios sold by the two financial institutions. We had previously used similar pricing sheets in our own actual market transactions. These pools are labeled pools 1, 2, and 5 in the tabular summary of held for investment balances at December 31, 2007 that follows.
–	Despite extensive research, including consulting with several major market participants, we were unable to obtain observable relevant market transactions during the third quarter of 2007 for the other three pools of assets transferred to held for investment, comprising $2.2 billion at September 30, 2007. These pools include home equity lines of credit (HELOC), re-performing first lien mortgage loans and second lien loans. Based on our judgment regarding market practices, we developed estimates of fair value utilizing discounted cash flow analyses for each of the pools by applying assumptions that we believe market participants would have utilized. We assumed a weighted average lifetime loss assumption of approximately16% (with an underlying range among the pools of 11% to 30%) and a weighted average discount rate of approximately13.5% (with an underlying range among the pools of 12.75% to 15%). These pools are labeled pools 3, 4 and 6 in the tabular summary of held for investment balances at December 31, 2007 that follows.
–	For the three pools (two pools of manufactured housing loans and the pool of non-performing and delinquent loans sold in the fourth quarter) comprising the portfolio classified as held for sale at September 30, 2007 (UPB of approximately $1.4 billion), we based the valuation upon multiple third party bids that resulted from our marketing efforts with respect to these portfolios. These bid terms and conditions did not include provisions for credit recourse or seller financing.

See Critical Accounting Estimates for additional discussion of the fair value determination and the related sensitivities for changes in assumptions underlying discounted cash flow modeling.

Consistent with management’s determination to hold certain assets for the foreseeable future, in the third quarter, we segregated $7.2 billion UPB of the $9.7 billion portfolio in a bankruptcy-remote vehicle and issued $5.2 billion of securities as on-balance sheet, non-recourse secured financings. These financing transactions, which management viewed as an attractive alternative to sales in the then current market, encumbered the assets for their remaining lives, as the terms of the securitizations do not permit the Company to withdraw assets from the securitization vehicles or to substitute comparable assets. The $7.2 billion of loans collateralizing the securitizations were predominantly first liens, less seasoned than other loans in our portfolio and at the high end of our average portfolio FICO score range. The majority of the remaining $2.5 billion portfolio transferred to held for investment at September 30, 2007 was comprised of re-performing first liens, which had either been delinquent or modified at some point in the account history, and home equity lines of credit. Management has both the ability and intent to hold over their remaining lives the entire $9.7 billion of home lending assets transferred to held for investment and to liquidate them in accordance with their contractual terms. The Company has ceased its sales analysis and activities with respect to these assets.

The securities in the on-balance sheet financing (securitization) transactions described above were structured into separate credit tranches and rated AAA through BBB-. The $5.2 billion private placement of securities sold to investors was comprised entirely of the AAA components of the structure. While we are not currently offering the remaining securities for sale, we could sell the lower-rated securities (AA+ to BBB-) if conditions were to become economically attractive. There are no conditions that need to be satisfied in order for us to execute such sales.

The following table summarizes the UPB of the Home Lending portfolio by pool of loans at September 30 and December 31, 2007 ($ in millions).

Pool	September	December	Fair Value Methodology — September Valuation
1 Securitization pool - conforming loans	$6,154	$6,061	(3)	Observable market transactions
2 Securitization pool - non-conforming	1,088	915	(3)	Observable market transactions
3 Re-performing first liens(1)	1,272	1,226		Discounted cash flow model
4 HELOCS(2)	532	478		Discounted cash flow model
5 Other securitization eligible loans	256	210		Observable market transactions
6 Second liens, other	386	281		Discounted cash flow model

Total held for investment portfolio	$9,688	$9,171

(1)	Re-performing first liens were either delinquent or modified at some point in the account history
(2)	Home equity lines of credit
(3)	At December 31, 2007, CIT retains $2.3 billion securities backed by loans in Pool 1 and 2, of which $1.6 billion are investment grade. Balances include loans pledged as collateral on the $4.8 billion AAA-rated non-recourse debt outstanding.

CIT _ ANNUAL REPORT 2007 PAGE 20

Fourth Quarter 2007

In October, management sold approximately $870 million UPB of non-performing and delinquent loans (classified in assets held for sale at September 30, 2007) at a price approximately $20 million below the September 30, 2007 carrying value, and recognized a fourth quarter loss on sale.

The bids for the remaining assets held for sale that we utilized in the third quarter valuation did not materialize due to the prospective buyers’ inability to obtain financing. Therefore, we are continuing to market the $488 million UPB of manufactured housing assets remaining in assets held for sale at December 31, 2007. The estimated fair value for these two pools was determined using discounted cash flow analyses, as we did not consider the third quarter bids to be relevant estimated fair value data points at December 31, 2007. Cash flows, determined based on projections of lifetime losses, were discounted at rates that we believed reflected the potential volatility in the projected cash flows that would have been considered by market participants. As a result, an additional valuation allowance of $18 million, or 3.7% of UPB, was recorded in the fourth quarter to reduce carrying value to estimated fair value as of December 31, 2007, bringing the cumulative valuation allowance charge to $1,248.9 million for the year ended December 31, 2007.

In addition to the valuation allowance charges described above, we recorded a $250.0 million provision for credit losses during the quarter ended December 31, 2007 related to the mortgage loans held for investment. The fourth quarter provision related primarily to the loans securitized in the third quarter. These loans were comprised predominantly of first liens, were less seasoned and at the higher end of the average FICO score range, and as a result, had the lowest percentage of discount to UPB of the six pools. Adverse credit trends in this portfolio during the quarter, reflecting portfolio seasoning, coupled with severity of loss assumptions arising principally from further deterioration in the home lending market during the quarter, were the primary drivers of the provision charge.

The following table summarizes the balances for, and activity in various components of, home lending loans held for sale, held for investment, and repossessed assets from June 30, 2007 (date of classification as held for sale) through December 31, 2007.

($ in millions)	Held for Investment		Held for Sale		Repossessed Assets
	UPB	Discount	UPB	Val allow	UPB(1)	Val allow(1)
Balance at June 30, 2007	$ –	$ –	$ 11,289.3	$(707.7)	$239.6	$(114.7)
Transfer to repossessed assets	–	–	(103.2)	23.5	103.2	(23.5)
Charge-offs (UPB basis)	–	–	(55.5)	55.5	–	–
Asset sale / other	–	–	(40.7)	22.7	–	–
Third quarter valuation charge	–	–	–	(465.5)	–	–
Liquidations - net	–	–	(45.8)		–	–
Transfer to held for investment	9,687.5	(601.0)	(9,687.5)	601.0	–	–

Balance at September 30, 2007	9,687.5	(601.0)	1,356.6	(470.5)	342.8	(138.2)

Transfer to repossessed assets	(40.0)	23.0	(2.0)	1.0	42.0	(24.0)
Charge-offs (UPB basis)	(115.0)	109.0	–	–	–	–
Asset sale	–	–	(867.0)	342.0	–	–
Fourth quarter valuation charge	–	–	–	(18.0)	–	–
Accretion	–	6.0	–	–	–	–
Liquidations / other	(362.0)	10.0	–	–	(40.0)	24.0

Balance at December 31, 2007	$9,170.5	$(453.0)	$ 487.6	$(145.5)	$344.8	$(138.2)

(1)	Respective amounts at repossession date and transferred to other assets.

Accounting Conventions at December 31, 2007

The accounting for loans transferred to held for investment from assets held for sale has a number of key revenue recognition aspects that will impact prospective reported results for the home lending portfolio. Key elements of this accounting follow.

–	As described above, the loans transferred to held for investment from held for sale were valued at the lower of cost or market (LOCOM) at the September 30, 2007 transfer date.
–	While in held for investment, the loans will not be subject to LOCOM accounting.
–	Under held for investment accounting, the difference between the carrying value at LOCOM and UPB is reflected as loan discount, a reduction of the carrying value of the corresponding loans.
–	The valuation allowance for each pool at the transfer date was allocated on a loan-by-loan basis to loans within each pool, based upon an assessment of underlying loan characteristics, including, but not limited to, interest rate reset characteristics (fixed versus variable rate), lien position, and estimated inherent loss.
–	Subsequent to transfer, the discount on performing loans is being accreted into earnings as an increase to finance revenue over the contractual life of the assets using the interest (level yield) method.

Item 7: Management’s Discussion and Analysis PAGE 21

–	Consistent with our historic accounting policies, discount accretion and income accrual is suspended on non-performing accounts when they become 90 days or more delinquent.
–	Any unamortized discount is recognized in the period of prepayment.
–	An allowance for credit losses is evaluated on a loan pool basis and is recognized to the extent estimated inherent losses exceed corresponding remaining unamortized discount at any balance sheet date, in accordance with FAS 5 and SAB 102.
–	Charge-offs are recognized to the extent net individual loan carrying value, including any remaining unaccreted discount, exceeds the corresponding expected future cash flows for that loan, and are recorded no later than 180 days past due.

As a result of the accounting requirements described above, finance revenue is expected to reflect a slightly increased yield due to discount accretion, while the allowance for credit losses will reflect ongoing estimates of inherent losses in the portfolio, based on then existing portfolio characteristics, loan performance and other relevant credit factors. The allowance for credit losses will also be impacted by losses that exceed the unamortized discount on such loans. Future earnings trends will continue to reflect changes in the credit dynamics of the portfolio, including trends in default rates, price trends in the residential home market, our success in restructuring certain loans and the effectiveness of our collection operations. We currently expect that home lending credit losses will peak during 2008, and that quarterly credit loss provisions will be required in 2008, though at reduced levels from the fourth quarter 2007 amount.

The home lending assets were previously funded with unsecured long-term debt. As a result of the recent on-balance sheet secured financing transactions, which provided $5.2 billion in funds, we were able to source additional liquidity using the home lending assets as collateral. In addition, principal collections relating to loans not securitized in the above-mentioned secured financing transactions will provide a source of future liquidity.

CIT _ ANNUAL REPORT 2007 PAGE 22

The following table presents selected portfolio information as of December 31, 2007.

Managed Home Lending Portfolio Statistics ($ in millions)

December 31, 2007
Held for Investment Portfolio
Owned assets (UPB, including assets collateralizing 2007 third quarter secured financings)	$9,171
Managed assets (UPB including $523 million in securitized home mortgage assets)	$9,694
Portfolio Statistics (based on managed asset data)
Product Distribution
First liens	88%
Fixed-rate mortgage	42%
ARM
2/28 & 3/27 (Two and three year fixed rate conversion)	53%
HELOC/other	5%
Interest only	10%
Negative amortization	0%
Weighted average seasoning (months)	24
Vintage
2003 and prior	10%
2004	5%
2005	20%
2006	32%
2007	33%
Underwriter Demographics (data as of origination date weighted by end of period managed assets)
Average length of residence (years)	6
Average length of employment (years)	8
% debt to income	41%
% full documentation(1)	60%
Average loan size ($ in thousands)	$129.7
Average FICO score (638)
700 & up	13%
660-699	18%
600-659	42%
540-599	22%
Less than 540	5%
Average loan-to-value (82%)
90.01% to 100%	18%
80.01% to 90%	28%
70.01% to 80%	42%
Less than 70%	12%
Geographic Information – Top States	UPB	% Past Due 60 days or more
California	$1,797	15.31%
Florida	839	16.51%
New York	717	8.87%
Texas	683	5.68%
Illinois	523	12.70%
(1)	Excludes loans that were granted based on income and other credit parameters that were subject to low documentation or no documentation.

The above table includes portfolio statistics for the home mortgage held for investment portfolio and home mortgage assets previously securitized, but excludes approximately $488 million (UPB) of manufactured housing assets held for sale and $187 million (managed UPB) of sales financing assets included in the Home Lending segment.

Item 7: Management’s Discussion and Analysis PAGE 23

REVENUE

Revenue (dollars in millions)

The trend in our total net revenues in the three-year period from 2005-2007 reflects both asset growth and our focus on other income generation. Net finance revenue has increased over this period, however, rising interest rates have reduced our margins. Other income accounted for 44% of net revenue in 2007, up from 41% in 2006 and 2005, as the gains on the sales of our DFS joint venture interest, combined with the construction and systems leasing portfolio sale gains, drove the 2007 increase. Absent these sale gains, the 2007 ratio was 35%, reflecting reduced syndication and receivable sale activity, particularly in the second half of 2007.

NET FINANCE REVENUE

Net Finance Revenue for the years ended December 31 (dollars in millions)

	2007	2006	2005

Finance income - loans and capital leases	$ 5,031.6	$ 3,973.3	$ 3,018.7
Rental income on operating leases	1,993.3	1,720.6	1,496.5

Finance revenue	7,024.9	5,693.9	4,515.2
Less:
Interest expense	3,832.3	2,867.8	1,912.0
Depreciation on operating lease equipment	1,172.3	1,023.5	968.0

Net finance revenue	$ 2,020.3	$ 1,802.6	$ 1,635.2

Average Earnings Asset (“AEA”)	$ 71,101.1	$ 58,003.3	$ 48,128.2

As a % of AEA:
Finance income - loans and capital leases	7.08%	6.85%	6.27%
Rental income on operating leases	2.80%	2.96%	3.11%

Finance revenue	9.88%	9.81%	9.38%
Less:	5.39%	4.94%	3.97%
Interest expense
Depreciation on operating lease equipment	1.65%	1.76%	2.01%

Net finance revenue	2.84%	3.11%	3.40%

As a % of AEA by segment:
Corporate Finance	3.12%	3.19%	3.17%
Transportation Finance	2.81%	2.60%	2.30%
Trade Finance	5.79%	6.01%	5.47%
Vendor Finance	4.70%	5.68%	5.64%
Commercial Segments	3.59%	3.76%	3.74%
Home Lending	1.97%	2.11%	2.40%
Consumer	1.18%	1.51%	1.65%
Consolidated Net finance revenue	2.84%	3.11%	3.40%
As a % of AOL:
Rental income on operating leases	16.92%	16.45%	17.03%
Depreciation on operating lease equipment	9.95%	9.79%	11.02%

Net operating lease revenue	6.97%	6.66%	6.01%

Average Operating Lease Equipment (“AOL”)	$ 11,784.0	$ 10,458.8	$ 8,788.5

Net finance revenue increased 12% and 10% from the prior year in 2007 and 2006, due to corresponding increases of 23% and 21% in average earning assets. Net finance revenue, as a percentage of average earning assets, declined from the prior year in both 2007 and 2006, as increased funding costs in both years outpaced revenue increases. From a segment perspective, Net finance revenue percentages were relatively stable over the three-year period in the commercial businesses, except for the Vendor Finance margin, which reflected the impact of 2007 acquisitions.

CIT _ ANNUAL REPORT 2007 PAGE 24

The year over year variances in the net finance revenue percentages are summarized in the table below:

Years ended December 31

	2007	2006

Net finance revenue - prior year	3.11%	3.40%
Treasury gap (including asset / liability mix, changes in liquidity position)	(0.13%)	(0.08%)
Yield-related fees	(0.09%)	(0.06%)
Asset mix changes, including student lending	(0.03%)	(0.10%)
Other factors	(0.02%)	(0.05%)

Net finance revenue - current year	2.84%	3.11%

The increased treasury gap drag on net finance revenue reflects the disrupted capital market conditions in the second half of 2007 and our decision to maintain excess cash balances and liquidity. As described in Capitalization and the Liquidity section of Risk Management, during the second half of 2007, commercial paper balances were significantly lower, as we relied more heavily on secured financing sources and issued a number of higher-cost funding instruments. We expect this downward pressure on net finance income as a percentage of AEA to continue into 2008, as the full impact of the capital markets disruption and the higher-cost funding sources is reflected in our margins.

The increase from the prior year in net operating lease revenue as a percentage of average operating lease assets reflected the continuation of strong rental rates in aerospace. All of our commercial aircraft are under contract at December 31, 2007. All of our 2008 order book, and all but one aircraft in our 2009 delivery order book have been placed. Rail rates remain stable, though utilization has softened modestly for cars used for residential construction, consistent with the slowing housing market in 2007. See “Concentrations – Operating Leases” for additional information regarding operating lease assets.

CREDIT METRICS

Overall, commercial credit metrics remained strong in 2007, although weakened from very favorable prior period levels. Excluding home lending and consumer, net charges-offs increased $7 million, but were down 2 basis points as a percentage of average finance receivables.

Past Due Loans (60 days or more) as of December 31 (dollars in millions, % as a percentage of finance receivables)

	2007		2006		2005
Owned Past Dues:
Corporate Finance	$ 194.8	0.91%	$ 152.6	0.76%	$131.8	0.89%
Transportation Finance	9.8	0.39%	15.3	0.72%	17.0	0.90%
Trade Finance	71.1	0.97%	101.8	1.46%	39.3	0.59%
Vendor Finance	336.0	3.24%	174.2	2.53%	213.9	3.04%

Commercial Segments	611.7	1.47%	443.9	1.23%	402.0	1.32%
Home Lending	962.1	9.91%	470.1	4.77%	220.7	2.62%
Consumer	600.8	4.93%	407.9	4.36%	135.5	2.53%

Total	$2,174.6	3.43%	$1,321.9	2.40%	$758.2	1.71%

Managed Past Dues:
Corporate Finance	$ 201.8	0.86%	$ 162.1	0.72%	$150.5	0.85%
Transportation Finance	9.8	0.39%	15.3	0.69%	17.0	0.83%
Trade Finance	71.1	0.97%	101.8	1.46%	39.3	0.59%
Vendor Finance	520.7	3.49%	301.9	2.68%	302.9	2.65%

Commercial Segments	803.4	1.68%	581.1	1.23%	509.7	1.34%
Home Lending	1,031.3	9.92%	538.8	4.92%	320.2	3.31%
Consumer	600.8	4.88%	407.9	4.36%	135.5	2.42%

Total	$2,435.5	3.42%	$1,527.8	2.42%	$965.4	1.81%

Item 7: Management’s Discussion and Analysis PAGE 25

Corporate Finance delinquency metrics trended up during the year primarily due to delinquency increases in the small business lending unit.

Transportation Finance delinquencies continued a downward trend reflecting strength in the aerospace and rail industries.

Trade Finance delinquency declined from the high 2006 level, which include a few high dollar accounts.

The Vendor Finance increase in delinquency in 2007 was driven primarily by higher delinquencies in U.S. operations including the impact of the integration and consolidation of leasing platforms in connection with an acquisition. The decrease in 2006 reflected lower delinquency levels in the international portfolios.

Consumer delinquency increased in 2007 driven by Student Lending. Delinquencies on student loans for which there is a 97% government guarantee totaled $569.1 million (5.23%) and $399.0 million (4.88%) at December 31, 2007 and 2006. Higher delinquency in this component of our student loan portfolio is not indicative of potential loss due to the underlying U.S. government guarantee on the majority of the loan balance. Delinquencies on non-government guaranteed private loans totaled $12.7 million (2.03%) and $1.1 million (0.35%) at December 31, 2007 and 2006. Approximately $445 million (75%) of the private loan portfolio is not yet in repayment status, which begins upon graduation, or when students no longer attend the school. As more loans enter repayment status, it is possible that we will experience increasing delinquencies in this portfolio.

Home Lending metrics are based on a percentage of unpaid principal balance. Home Lending delinquencies rose sharply, reflecting the effects of softer real estate and mortgage market conditions. See Profitability and Key Business Trends for additional information on Home Lending.

Non-performing Assets as of December 31 (dollars in millions, % as a percentage of finance receivables)

	2007		2006		2005
Non-performing assets:
Corporate Finance	$ 242.2	1.14%	$196.7	0.97%	$208.5	1.40%
Transportation Finance	3.3	0.13%	7.9	0.37%	22.3	1.18%
Trade Finance	41.6	0.57%	60.4	0.87%	5.3	0.08%
Vendor Finance	190.6	1.84%	51.4	0.75%	71.1	1.01%

Commercial Segments	477.7	1.15%	316.4	0.87%	307.2	1.01%
Home Lending	892.3	9.19%	451.1	4.57%	213.0	2.53%
Consumer	8.5	0.07%	3.0	0.03%	1.0	0.02%

Total	$1,378.5	2.17%	$770.5	1.40%	$521.2	1.18%

Non accrual loans	$1,162.7	1.83%	$662.0	1.20%	$460.7	1.04%
Repossessed assets	215.8	0.34%	108.5	0.20%	60.5	0.14%

Total non-performing assets	$1,378.5	2.17%	$770.5	1.40%	$521.2	1.18%

The non-performing asset trends follow those of the delinquencies. Non-performing balances, such as in Corporate Finance, may exceed the delinquency balance as loans deemed impaired will stop accruing income even though contractually not past due. Repossessed assets, which are carried at the lower of book value or estimated fair value, increased primarily related to Home Lending.

CIT _ ANNUAL REPORT 2007 PAGE 26

RESERVE AND PROVISION FOR CREDIT LOSSES

Reserve and Provision for Credit Losses for the years ended December 31 (dollars in millions)

	2007	2006	2005

Balance beginning of period	$ 659.3	$ 621.7	$ 617.2

Provision for credit losses – finance receivables (by segment)
Corporate Finance	68.9	48.8	49.4
Transportation Finance	(32.0)	2.2	4.5
Trade Finance	33.4	38.0	25.2
Vendor Finance	52.1	45.4	47.2
Home Lending	352.1	62.4	51.7
Consumer	55.4	16.1	9.8
Corporate and Other, including specific reserving actions	63.9	9.3	29.2

Total provision for credit losses	593.8	222.2	217.0
Reserves applied to receivables transferred to held for sale	(227.8)	–	–
Reserves relating to acquisitions, other	69.2	40.4	38.6

Additions to reserve for credit losses, net	435.2	262.6	255.6

Net charge-offs (recoveries)
Corporate Finance	69.6	37.6	48.7
Transportation Finance	(32.3)	1.4	53.5
Trade Finance	31.6	37.4	22.9
Vendor Finance	58.0	43.1	49.0
Home Lending	83.0	91.7	67.9
Consumer	53.1	13.8	9.1

Total net charge-offs	263.0	225.0	251.1

Balance end of period	$ 831.5	$ 659.3	$ 621.7

Reserve for credit losses as a percentage of finance receivables	1.33%	1.20%	1.40%
Reserve for credit losses excluding specific reserves, as a percentage of finance receivables, excluding guaranteed student loans and home lending	1.22%	1.19%	1.24%
Reserve for credit losses as a percentage of non-performing assets, excluding guaranteed student loans and home lending	121.1%	154.3%	158.5%

We present the metrics both including and excluding guaranteed student loans as these are currently covered by U.S. government guarantees for approximately 97% of the balance, and the Home Lending due to the valuation allowance and current status as a liquidating portfolio.

The reserve for credit losses increased in amount in both 2007 and 2006 primarily reflecting higher inherent losses among Home Lending receivables and general portfolio growth. The reserve percentage excluding guaranteed student loans, Home Lending and specific reserves related to impaired loans is up slightly from last year, reflecting some weakening trends in credit metrics in the form of higher net charge-offs and higher delinquency and non-performing asset levels.

The reserve for credit losses includes three key components: (1) specific reserves for loans that are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected charge-offs, and (3) reserves for inherent estimated losses in the portfolio based upon economic risks, industry and geographic concentrations and other factors. Specific reserves related to impaired loans totaled $52.1 million, $53.4 million and $76.5 million at December 31, 2007, 2006 and 2005. The specific reserves primarily relate to SFAS 114 impaired accounts within our Corporate Finance and Trade Finance businesses. The reserve for credit losses at December 31, 2007, 2006 and 2005 includes approximately $250 million, $168 million, and $137 million for home lending and manufactured housing.

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

Item 7: Management’s Discussion and Analysis PAGE 27

industry, borrower, and collateral type. The portion of the reserve related to inherent estimated loss and estimation risk reflects our evaluation of trends in our key credit metrics, as well as our assessment of risk in specific industry sectors.

Based on currently available information and our portfolio assessment, we believe that our total reserve for credit losses is adequate.

Net Charge-offs (charge-offs net of recoveries) for the years ended December 31
(dollars in millions, % as a percentage of average finance receivables for Owned and average managed finance receivables for Managed)

	2007		2006		2005
Owned
Corporate Finance	$ 69.6	0.34%	$ 37.6	0.22%	$ 48.6	0.35%
Transportation Finance	(32.3)	(1.39%)	1.4	0.08%	53.5	2.34%
Trade Finance	31.6	0.44%	37.4	0.55%	22.9	0.34%
Vendor Finance	58.0	0.57%	43.1	0.60%	49.0	0.66%

Commercial Segments	126.9	0.32%	119.5	0.36%	174.0	0.57%
Home Lending	83.0	1.06%	91.7	0.98%	67.9	1.07%
Consumer	53.1	0.49%	13.8	0.19%	9.1	0.22%

Total	$ 263.0	0.45%	$225.0	0.45%	$251.0	0.60%

Managed
Corporate Finance	$ 78.5	0.36%	$ 47.9	0.25%	$ 66.1	0.40%
Transportation Finance	(32.3)	(1.39%)	1.4	0.08%	53.5	2.34%
Trade Finance	31.6	0.44%	37.4	0.55%	22.9	0.34%
Vendor Finance	80.5	0.57%	57.3	0.53%	63.7	0.59%

Commercial Segments	158.3	0.35%	144.0	0.37%	206.2	0.55%
Home Lending	110.2	1.29%	128.6	1.24%	119.2	1.55%
Consumer	53.1	0.49%	13.8	0.19%	9.1	0.22%

Total	$ 321.6	0.50%	$286.4	0.50%	$334.5	0.68%

Corporate Finance net charge-offs were up in 2007 due to higher charge-offs on equipment leasing and lower levels of recoveries.

Transportation Finance benefited from an improving aerospace industry in 2007 and 2006, as reflected by large recoveries in 2007 and few charge-offs during 2006.

Net charge-offs in Trade Finance decreased to more normalized levels during 2007 after a run-up in 2006.

Although up in amount from 2006, net charge-offs in Vendor Finance as a percentage of average finance receivables improved from the prior periods in both 2007 and 2006. The increase in amount during 2007 reflected higher international charge-offs.

Home Lending charge-offs were down in 2007 from 2006 as the balance above does not reflect charge-offs that were recorded during the period the portfolio was held for sale during the third quarter. Charge-offs during this period were instead taken against the valuation allowances. See “Profitability and Key Business Trends” for more detail relating to Home Lending.

Charge-offs in Consumer increased due to higher losses on unsecured consumer loans held in the Utah bank.

Net charge-offs on securitized assets were stable during 2007. As a percentage of average securitized assets, securitized portfolio net charge-offs were 0.97%, 0.93% and 1.38% in 2007, 2006 and 2005.

We currently expect the following: (1) commercial net charge-offs to increase in 2008 from the low 2007 levels, driven in part by lower recoveries; (2) higher losses from all types of consumer receivables, including private student loans, unsecured loans and Home Lending; (3) Home Lending losses to continue at high levels, and quarterly provisioning may be required, but not at the 2007 fourth quarter level.

CIT _ ANNUAL REPORT 2007 PAGE 28

NET FINANCE REVENUE, AFTER PROVISION FOR CREDIT LOSSES

Net Finance Revenue after Provision for Credit Losses for the years ended December 31 (dollars in millions)

	2007	2006	2005

Net finance revenue after depreciation on operating lease equipment	$ 2,020.3	$ 1,802.6	$ 1,635.2
Provision for credit losses	593.8	222.2	217.0

Finance revenue, net of interest expense, depreciation, and credit provision	$ 1,426.5	$ 1,580.4	$ 1,418.2

As a % of AEA:
Net finance revenue after depreciation on operating lease equipment	2.84%	3.11%	3.40%
Provision for credit losses	0.83%	0.38%	0.45%

Finance revenue, net of interest expense, depreciation, and credit provision	2.01%	2.73%	2.95%

Average Earnings Asset (“AEA”)	$ 71,101.1	$ 58,003.3	$ 48,128.2

The 2007 decline in finance revenue, net of the provision for credit losses resulted primarily from increased charge-offs in the Consumer segment and the fourth quarter 2007 home lending provision charge and to a lesser extent, from compressed margins.

NET FINANCE REVENUE, AFTER CREDIT PROVISION AND VALUATION ALLOWANCE

Total net revenue, after credit provision and valuation allowances was $155.1 million in 2007, down from $1,565.4 million and $1,418.2 million in 2006 and 2005. The $1,248.9 million in valuation adjustments on home lending receivables (to reduce receivables held for sale to lower of cost or market) drove the 2007 decline.

See Profitability and Key Business Trends for additional information.

OTHER INCOME

Other Income for the years ended December 31 (dollars in millions)

	2007	2006	2005

Fees and other income	$ 527.2	$ 547.3	$ 489.6
Factoring commissions	226.6	233.4	235.7
Gains on receivable sales and syndication fees	180.7	298.3	163.3
Gains on sales of leasing equipment	117.1	122.8	91.9
Gains on securitizations	45.3	47.0	39.1

Sub total	1,096.9	1,248.8	1,019.6
Gain on sale of Dell Financial Services joint venture	247.1	–	–
Gains on portfolio and asset dispositions	236.1	–	181.3
Gain on derivatives	–	–	43.1

Total other income	$1,580.1	$1,248.8	$1,244.0

We continue to emphasize growth and diversification of other income to improve our overall profitability, though the disruption to the capital markets in the second half of 2007 resulted in reduced loan sale gains and syndication fees. Total other income was increased by strategic asset sales in both 2007 and 2005.

Fees and other income are comprised of asset management, agent and servicing fees, including securitization-related servicing fees and accretion, advisory and agent fees, as well as income from joint venture operations. The decline from 2006 reflected increased securitization impairment charges, lower joint venture earnings and reduced structuring fees, offset in part by higher advisory fees. The 2006 amount also benefited from a $16.4 million commercial aircraft insurance recovery.

Gains on receivable sales and syndication fees dropped 40% from a very strong 2006, reflecting the challenging syndication

Item 7: Management’s Discussion and Analysis PAGE 29

markets in the latter part of 2007. In addition to a 30% decline in Corporate Finance, the consolidated sale and syndication income trend reflected a considerable reduction in home lending and student lending assets sales from prior periods.

Factoring commissions were down 3% and 1% in 2007 and 2006 as an increase in volume was more than offset by lower commission rates, reflecting favorable lending environment to customers.

Gains on sales of leasing equipment decreased 4% in 2007, as a decline in end of lease activity in both the U.S. and International businesses in Vendor Finance was offset by strong equipment sale gains in the Transportation Finance rail business.

Gains on securitization decreased 4% in 2007 after having increased 20% in 2006. Gains as a percentage of volume securitized were 1.1%, 1.3% and 0.9% in 2007, 2006 and 2005 (on volume of $4.2 billion, $3.6 billion and $4.3 billion).

Gain on sale of Dell Financial Services joint venture of $247.1 million resulted from the 2007 sale of the Company’s 30% ownership interest in DFS. The sale was the result of Dell exercising their right to buy CIT’s interest. See Concentrations for additional information.

Gain on portfolio dispositions resulted from the 2007 sales of the U.S. Construction business at a gain of $240.1 and the sale of our U.S. Systems Leasing portfolio at a gain of $21.0, offset by a loss on the sale of home lending assets classified as available for sale at September 30, 2007. The 2005 amount included the gains from the sale of a New York City apartment complex and the sale of a micro-ticket leasing business.

Gain on derivatives relate to the 2005 mark-to-market of certain compound cross-currency swaps that did not qualify for hedge accounting treatment. All of these swaps were either terminated or had matured as of December 31, 2005.

SALARIES AND GENERAL OPERATING EXPENSES
PROVISION FOR SEVERANCE AND REAL ESTATE EXIT ACTIVITIES

Salaries and General Operating Expenses for the years ended December 31 (dollars in millions)

	2007	2006	2005

Salaries and employee benefits	$ 892.5	$ 903.5	$ 695.8
Other general operating expenses	586.2	479.1	418.0

Salaries and general operating expenses	$1,478.7	$1,382.6	$1,113.8

Provision for severance and real estate exit activities	$ 76.8	$ 19.6	$ 25.2

Efficiency ratio(1)	41.1%	45.3%	38.7%
Headcount	6,700	7,345	6,340
(1)	The efficiency ratio is the ratio of salaries and general operating expenses to total net revenues (before provision for credit losses and valuation allowance). The efficiency ratio was 47.9% excluding gains on portfolio dispositions and the gain on sale of our Dell Financial Services joint venture interest.

We concentrated on expanding the sales force to grow the business during 2006 and 2005. In 2007, we shifted our focus to divesting and exiting some businesses. This will allow us to focus on our core businesses in 2008. These initiatives increased the provision for severance and real estate exit activities. The reduction in salaries and employee benefits in 2007 was driven by lower incentive compensation, corresponding to the reduced earnings in 2007, and lower headcount. The 2007 increase in other general operating expenses included a $16 million write off of capitalized expenses related to a terminated capital initiative in our commercial aerospace business due to market conditions, higher legal expenses, and integration costs associated with two significant acquisitions within Vendor Finance. In 2006 the increased expenses primarily related to personnel, as we added over 1,000 employees during 2006. The majority of the hires related to growing our sales force in existing lines and establishing new businesses, such as mergers and acquisitions advisory services, as well as growth of our international operations.

The 2007 provision for severance and real estate exit activities resulted from the combination of cost savings actions related to a reduction in force of 330 people in the second quarter and the closing of the home lending origination platform in the third quarter, involving 550 employees and the closing of 27 offices. These 2007 actions are expected to generate annual savings of approximately $67 million. We continued these cost savings initiatives in the first quarter of 2008, including streamlining of back office functions, with a reduction in force of approximately 470 people. This action will result in a restructuring charge of approximately $50 million in 2008, with expected annual savings of approximately $60 million.

See Note 24 – Severance and Facility Restructuring Reserves for additional information.

CIT _ ANNUAL REPORT 2007 PAGE 30

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

During the third quarter of 2007, legislation was passed with respect to the student lending business. Among other things, the legislation reduced the maximum interest rates that can be charged by lenders in connection with a variety of loan products, increased loan origination fees paid to the government by lenders, and reduced the lender guarantee percentage. The legislation went into effect for all new FFELP student loans with first disbursements on or after October 1, 2007. The reduced guarantee percentage, from 97% to 95%, will be in effect for loans originated after October 1, 2012. As a result, in the third quarter, management assessed the value of goodwill and intangible assets associated with the student lending business following the passage of the legislation. Based on management’s assessment of the legislation’s potential impact on earnings levels for new loan originations, factoring in expected ensuing business practices and leverage, coupled with assumptions and projected cash flows of the existing business, management concluded that the goodwill and intangibles assets related to the student lending business were not impaired at that time.

During the fourth quarter of 2007, market valuations for student lending businesses declined further, reflecting a failed sale of a significant student lender, the market’s continued emerging view of the legislative changes and the general difficult environment for lenders in this sector, including higher funding costs and credit deterioration in the industry. As a result, management performed an impairment test for the goodwill and intangible assets related to the student lending business as of December 31, 2007. In this analysis, management estimated the fair value of the unit’s individual assets and liabilities (primarily loans and debt), and determined that the impairment charge of $312.7 million, representing the entire goodwill and intangible asset balance, was required.

INCOME TAXES

Income Tax Data Years Ended December 31,

	2007	2006	2005

(Benefit) provision for income taxes	$(194.4)	$364.4	$464.2
Tax liability releases / NOL valuation adjustments	44.7	69.7	34.6
Tax benefit - goodwill and intangible asset impairment charge	10.3	–	–
Tax benefits - home lending losses (net of valuation allowance) and other noteworthy items	446.0	–	–

Provision for income taxes - adjusted	$ 306.6	$434.1	$498.8

Effective tax rate - reported	71.4%	25.8%	32.8%
Effective tax rate - adjusted	24.3%	30.7%	35.2%

CIT’s reported 2007 tax provision reflects a tax benefit of $194.4 million, compared with tax expense of $364.4 million and $464.2 million in 2006 and 2005, respectively. In 2007, significant noteworthy items impacted the relationship between recorded tax benefits and pre-tax earnings. Pre-tax losses were $272.3 million for the year ended December 31, 2007, with a corresponding tax benefit of $194.4 million, resulting in a reported effective tax rate of 71.4%.

The statutory tax rates (US federal and applicable state tax) applied to the pre-tax losses associated with the significant, noteworthy items (valuation adjustments and credit loss provisions related to the home lending assets, the loss on extinguishment of debt, the gain on sale of CIT’s interest in the Dell joint venture, the write-off of capitalized expenses related to a terminated capital raising initiative, and the gains on the sales of portfolios) were higher than the tax rates applied to the Company’s other items of ordinary income and expense. The combined tax benefit related to these items amounted to $446.0 million for the year ended December 31, 2007, as shown in the preceding table. These effects, along with the lower tax rates and tax benefits associated with our international operations and the tax expense reductions outlined below, are the primary drivers of the significant tax benefit recorded in 2007.

The 2007 income tax benefit included $44.7 million in net tax expense reductions comprised of the effects of a New York State law change, deferred tax adjustments related to foreign affiliates and the refinement of transfer pricing between various international jurisdictions. These tax benefits were offset by a net increase in liabilities related to uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, and an increase to the recorded valuation allowance for state net operating losses and capital loss carryovers anticipated not to be utilized. The 2007 income tax benefit also included a $10.3 million reduction in tax related to the write-off of the student lending intangible asset. The goodwill impairment was not tax-deductible.

Item 7: Management’s Discussion and Analysis PAGE 31

CIT’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to state and local income taxes, foreign earnings taxed at lower rates, and permanent differences between the book and tax treatment of certain items. The lower effective tax rates in 2006 and 2007, excluding the tax liability releases and NOL valuation allowance adjustments, reflects our strategy to relocate and fund certain aerospace assets offshore, favorable tax treatment for certain aircraft leasing operations conducted offshore, coupled with improved international earnings and reduced state and local income taxes.

The 2006 provision for income taxes was reduced by $69.7 million, primarily due to a $72.5 million release of deferred income tax liabilities from the relocation and funding of certain aerospace assets to lower tax jurisdictions. The 2006 provision also included a net $6.8 million reversal of state net operating loss (NOL) valuation allowances (net of state deferred tax write-offs), reflecting management’s updated assessment with respect to higher expected loss utilization, and $9.6 million in additional tax expense, including an amount relating to the enactment of a tax law change during the second quarter of 2006 that reduced benefits relating to certain leveraged lease transactions.

The 2005 provision for income taxes benefited from the release of a $17.0 million deferred tax liability associated with the offshore aerospace initiative and the release of a tax liability of $17.6 million relating to our international operations, as we finalized a tax filing position based on a favorable opinion received from the local tax authorities.

See Note 15 for additional information.

CIT _ ANNUAL REPORT 2007 PAGE 32

FINANCING AND LEASING ASSETS

Financing and Leasing Assets by Segment as of December 31 (dollars in millions)

				% Change
	2007	2006	2005	07 vs. 06	06 vs. 05

Corporate Finance
Finance receivables	$21,326.2	$20,190.2	$14,891.1	5.6%	35.6%
Operating lease equipment, net	459.6	204.4	177.7	124.9%	15.0%
Financing and leasing assets held for sale	669.3	616.1	358.2	8.6%	72.0%

Owned assets	22,455.1	21,010.7	15,427.0	6.9%	36.2%
Finance receivables securitized and managed by CIT	1,526.7	1,568.7	2,525.3	(2.7)%	(37.9)%

Managed assets	23,981.8	22,579.4	17,952.3	6.2%	25.8%

Transportation Finance
Finance receivables	2,551.3	2,123.3	1,895.4	20.2%	12.0%
Operating lease equipment, net	11,031.6	9,846.3	8,408.5	12.0%	17.1%
Financing and leasing assets held for sale	–	75.7	150.3	(100.0)%	(49.6)%

Owned assets	13,582.9	12,045.3	10,454.2	12.8%	15.2%

Trade Finance
Finance receivables	7,330.4	6,975.2	6,691.4	5.1%	4.2%

Vendor Finance
Finance receivables	10,373.3	6,888.9	7,048.0	50.6%	(2.3)%
Operating lease equipment, net	1,119.3	967.2	1,049.5	15.7%	(7.8)%
Financing and leasing assets held for sale	460.8	529.3	720.3	(12.9)%	(26.5)%

Owned assets	11,953.4	8,385.4	8,817.8	42.6%	(4.9)%
Finance receivables securitized and managed by CIT	4,104.0	3,850.9	3,646.7	6.6%	5.6%

Managed assets	16,057.4	12,236.3	12,464.5	31.2%	(1.8)%

Home Lending
Finance receivables	8,775.6	9,861.3	8,416.0	(11.0)%	17.2%
Financing and leasing assets held for sale	345.8	240.0	136.0	44.1%	76.5%

Owned assets	9,121.4	10,101.3	8,552.0	(9.7)%	18.1%
Finance receivables securitized and managed by CIT	680.5	841.7	1,113.7	(19.2)%	(24.4)%

Managed assets	9,801.9	10,943.0	9,665.7	(10.4)%	13.2%

Consumer
Finance receivables - student lending	11,499.9	8,488.9	5,051.0	35.5%	68.1%
Finance receivables - other	679.9	537.1	302.9	26.6%	77.3%
Financing and leasing assets held for sale	130.1	332.6	254.2	(60.9)%	30.8%

Owned assets	12,309.9	9,358.6	5,608.1	31.5%	66.9%
Other – Equity Investments	165.8	25.4	30.2	552.8%	(15.9)%

Managed assets	$83,230.1	$74,163.2	$62,866.4	12.2%	18.0%

Item 7: Management’s Discussion and Analysis PAGE 33

Managed assets grew by 12% in 2007, reflecting an increase in new business volume and portfolio acquisitions. Most of the growth was on balance sheet, as securitized assets increased modestly. Growth was broad based in all segments with the exception of Home Lending, which ceased originations during the year. We continued our discipline of allocating capital to businesses with higher risk-adjusted returns by liquidating non-strategic portfolios.

See Non-GAAP Financial Measurements for reconciliation of managed assets.

BUSINESS VOLUMES, SALES/SYNDICATIONS, ACQUISITIONS AND DISPOSITIONS

In 2007, we neared our record 2006 level of business volume growth as we continued our strategy to advance our sales culture. The decline from 2006 was the result of our decision to cease home lending originations in the third quarter. New business volume (excluding factoring) was up 7% and 24% from the preceding years in the commercial segments. Excluding the impact of the sold construction finance business, volume in the commercial segments was up 11% from 2006.

Total Business Volume (excluding factoring)
For the years ended December 31 (dollars in millions)

	2007	2006	2005

Corporate Finance	$15,974.7	$15,464.2	$ 9,626.8
Transportation Finance	3,060.4	3,137.2	2,264.1
Vendor Finance	9,733.5	8,202.0	9,706.5

Commercial Segments	28,768.6	26,803.4	21,597.4
Home Lending	4,192.4	7,629.8	6,927.1
Consumer	6,630.2	6,883.3	2,726.0

Total new business volume	$39,591.2	$41,316.5	$31,250.5

Syndications and Receivable Sales
For the years ended December 31 (dollars in millions)

	2007	2006	2005

Corporate Finance	$5,111.2	$ 4,728.0	$1,563.0
Transportation Finance	454.6	310.0	199.0
Vendor Finance	566.9	735.0	296.0

Commercial Segments	6,132.7	5,773.0	2,058.0
Home Lending	610.3	3,124.0	2,256.0
Consumer	2,027.5	1,896.0	1,105.0

Total	$8,770.5	$10,793.0	$5,419.0

As part of a strategic initiative to leverage origination platforms and broaden our revenue generation, we increased our sales and syndication activities during the first half of 2007 and 2006. Due to market liquidity constraints, sales and syndication activities were sharply reduced during the second half of 2007.

CIT _ ANNUAL REPORT 2007 PAGE 34

ACQUISITIONS

Acquisition Summary (dollars in millions)

Asset Type	Financing and Leasing Assets	Closing	Segment
Barclays — U.K. and German vendor finance businesses	$2.0 billion	1st quarter 2007	Vendor Finance
Citicapital — U.S. business technology finance unit	$2.0 billion	2nd quarter 2007	Vendor Finance
Edgeview Partners M&A Advisory	–	3rd quarter 2007	Corporate Finance

With the exception of the Edgeview M&A acquisition, these acquisitions were add-ons to existing CIT businesses and the existing assets at the acquisition date are not reflected in our new business volume in the year of acquisition. The first quarter Vendor Finance acquisition significantly leveraged our existing expertise in managing vendor relationships across Europe. The businesses acquired provide asset finance to customers of industrial equipment and technology manufacturers and suppliers throughout the United Kingdom and Germany. Approximately 60% of the purchased assets were originated in the UK, with the balance in Germany. The second quarter acquisition included assets that complemented existing domestic CIT businesses. The acquisition of Edgeview Partners provides additional advisory service capabilities to private-equity firms and middle market companies, which is part of our ongoing initiative to boost revenue from fees and decrease our reliance on interest income.

See Note 23 – Goodwill and Intangible Assets for additional information.

DISPOSITIONS

Disposition Summary (dollars in millions)

Asset Type	Financing and Leasing Assets	Closing	Segment
Construction finance	$2.6 billion	2nd quarter 2007	Corporate Finance
Home Lending assets	$0.9 billion	4th quarter 2007	Home Lending
Systems leasing	$0.7 billion	4th quarter 2007	Vendor Finance
DFS equity	–	4th quarter 2007	Vendor Finance

In addition to normal course sales and syndications in a prior table, we periodically dispose of receivables and other assets that we determine do not meet our risk-adjusted return criteria or do not fit in with our strategic direction, including growth and scale characteristics. This guided the disposition initiatives above, thereby freeing up the corresponding capital for redeployment. We sold our construction business and made the effort to sell much of our manufactured housing and home lending portfolios. The sale of equity is the sale of CIT’s 30% interest in its Dell Financial Services joint venture due to Dell’s exercise of a purchase option, not a sale of financing assets.

RESULTS BY BUSINESS SEGMENT

Effective with the third quarter of 2007, and consistent with recent management changes, our segment disclosures reflect the following changes. Prior period data conforms to current period presentation.

–	The home lending business is reported as a separate segment.
–	The student lending and consumer loan businesses, previously reported in the Consumer and Small Business Lending segment, are reported in the Consumer segment.
–	The small business lending unit, previously reported in the former Consumer and Small Business Lending segment, is reported in the Corporate Finance segment.

Item 7: Management’s Discussion and Analysis PAGE 35

Results by Business Segment for the years ended December 31 (dollars in millions)

	2007	2006	2005

Net Income / (Loss)
Corporate Finance	$ 453.0	$ 284.3	$ 266.5
Transportation Finance	271.1	259.8	116.3
Trade Finance	164.0	162.2	173.5
Vendor Finance	410.1	275.8	289.8

Commercial Segments	1,298.2	982.1	846.1

Home Lending	(989.2)	41.2	(15.7)
Consumer	(274.9)	41.8	46.4
Corporate & Other	(145.1)	(49.3)	59.6

Total	$ (111.0)	$ 1,015.8	$ 936.4

Return on Equity
Corporate Finance	18.3%	13.6%	14.6%
Transportation Finance	16.3%	18.4%	9.2%
Trade Finance	17.8%	18.3%	19.8%
Vendor Finance	23.6%	27.0%	26.7%
Commercial Segments	19.1%	18.2%	16.7%
Home Lending	(52.3%)	5.4%	(2.6%)
Consumer	(171.8%)	9.1%	11.7%
Corporate & Other	(2.1%)	(1.2%)	0.6%
Total	(1.6%)	15.0%	15.1%

Beginning with the first quarter of 2007, we refined our capital allocation factors and also began allocating certain expenses to our segments to measure segment performance on a more fully “loaded” basis. These expenses include equity-based compensation and corporate support costs, as well as a portion of the provisions for credit losses, which had previously been recorded in Corporate and Other. Certain other expenses are not allocated to the operating segments. These are reported in Corporate and Other and consist primarily of the following: (1) certain funding costs, as the segment results reflect debt transfer pricing that matches assets (as of the origination date) with liabilities from an interest rate and maturity perspective; (2) certain tax provisions and benefits; (3) a portion of credit loss provisioning in excess of amounts recorded in the segments; and (4) interest and dividends on preferred securities, as segment risk adjusted returns are based on the allocation of common equity.

Results by business segment are discussed below. See Note 21 – Business Segment Information for additional details.

Corporate Finance

–	Net income increased from the preceding years, driven by profitability improvements across most businesses and a significant 2007 gain on the sale of the U.S. construction portfolio. Excluding the gain, net income increased sequentially by 10% in 2007 and 7% in 2006, year over year. Significant contributors to the 2007 improvements were the syndicated loan group, healthcare and commercial and industrial.
–	Total net revenues (net finance revenue plus other income) increased 34% in 2007 and 17% in 2006 from the prior year. Finance margins as a percentage of earning assets have trended slightly down over the presented years. Other income in 2007 was flat with 2006 after 2006 was up 18% from 2005, reflecting two years of strong fees, including the contribution of higher advisory fees from a 2007 acquisition of a mergers and advisory firm. However, partially offsetting this performance were lower syndications fees due to lack of market liquidity in the latter half of 2007.
–	After being flat in 2006 compared to the prior year in both amount and percentage of receivables (at approximately 20 basis points), charge-offs trended up in 2007 on a lower level of recoveries. 2006 recoveries were high and increased approximately $16 million over 2005.
–	Return on risk-adjusted capital increased in 2007 due to the gain on sale of the U.S. construction portfolio. Absent this gain, the 2007 return was 12.6%.
–	Volume was strong across virtually all of the businesses. Newer businesses such as the syndicated loan group (up 49% to $2.3 billion) contributed to the 10% increase over 2006. Healthcare, which led the 2006 growth of over 65% from 2005, was down during 2007.
–	Owned assets growth was up 7% over 2006, muted by the sale of the $2.6 billion construction portfolio. Growth during 2007 was highlighted by the commercial and industrial and the syndicated loan groups. Securitized assets were slightly lower as we shifted strategy to sales and syndications during 2006. 2006 owned asset growth was over 36% from 2005

CIT _ ANNUAL REPORT 2007 PAGE 36

year-end, with strength in healthcare, syndicated loan business and communications, media & entertainment.

Transportation Finance

–	This segment posted a second consecutive year of strong bottom line performance, up from 2006 (last year included noteworthy items). Excluding the 2006 noteworthy items, net income was $251.0 million in 2006 and $133.2 million in 2005. The improvement reflected higher operating lease net revenues (operating lease rental income less the related equipment depreciation expense), led by aerospace rentals, strong recoveries and a continued low effective tax rate due to the relocation of aircraft to Ireland coupled with higher allocated tax benefits.
–	Total net revenues improved 29% in 2007 on top of a strong 49% in 2006, driven by stronger operating lease margins, which increased to 7.13% in 2007 from 6.74% in 2006 and 5.58% in 2005. Aerospace rental rates continue to strengthen as aircraft are re-leased at higher rates, offsetting moderating rail utilization rates.
–	Credit metrics remained strong over the past two years. During 2007 we recovered $32 million of previously charged off U.S. carrier balances in commercial aerospace, on top of net recoveries during 2006. Delinquency and non-performing assets declined from 2005.
–	Return on risk-adjusted capital declined from 2006 primarily due to the noteworthy items last year, but remained well above 2005 and CIT’s internal target return rate.
–	New business volume decreased slightly from a strong 2006 but outpaced 2005. In 2007, we committed to the purchase of 37 additional new commercial aircraft and ended the year with 107 aircraft on order. See Note 17 – Commitments and Contingencies for additional information.
–	Asset growth was 13% for the segment, driven by new aircraft deliveries from our order book and loans to major carriers. During 2007, we placed 26 new aircraft from our order book. Our commercial aircraft are fully utilized; there were no aircraft off-lease at year-end 2007 and 2006, down from ten at year-end 2005. Rail demand experienced some softening during 2007. Our rail assets were 92% utilized at the end of 2007.

Trade Finance

–	Net income was up in 2007 after falling 5% in 2006 from the prior year. Higher finance income and lower provision for credit losses offset lower commissions. The decline in 2006 was due to higher charge-offs.
–	Total net revenues increased slightly in 2007 and 2006, as net finance margin as a percentage of average earning assets improved in both years. Other income declined modestly in 2007 after a slight increase in 2006, as lower commission income rates were offset by higher factoring volume.
–	After increasing in 2006, net charge-offs were down 11 bps in 2007. Delinquency and non-performing accounts trended down from 2006 levels, which in turn were up from relatively low levels at December 31, 2005.
–	Return on risk adjusted capital trended down over the periods presented, consistent with a decline in return on assets.
–	During 2007 we capitalized on our prior year European acquisition, which helped increase assets 5% from 2006.

Vendor Finance

–	Net income improved from the prior year due to a pre-tax gain of $247.1 million from the sale of CIT’s 30% interest in the U.S. based Dell Financial Services (DFS) joint venture (resulting from Dell exercising its purchase option) and a $21.0 million gain on the sale of the U.S. Systems Leasing portfolio. Net income was up by 7% in 2006, reflecting strong growth in the international operations. Excluding the DFS gain, net income was down, as a reduction in other income was mitigated by improved finance revenue. The 2006 improvement was driven primarily by higher other income and reduced charge-offs. The 2005 results included a $26.8 million after tax gain on the sale of our domestic micro-ticket leasing point of sale unit.
–	Total net revenues excluding the DFS and systems leasing gains decreased in 2007 driven by lower other income, and was up 4% in 2006. After a decline in 2006, net finance revenue increased in 2007 driven by higher asset levels from two significant acquisitions, totaling approximately $4 billion. Other revenue was down in 2007, excluding the DFS and systems leasing gains, due to lower joint venture fees, lower gains from equipment sales and fewer securitization sales. Other income was up 7% in 2006, reflecting strong gains from asset sales and syndication activity in our global operations.
–	Net charge-offs as a percentage of average finance receivables improved in both years. Both delinquency and non-performing asset levels were up from 2006, primarily driven by U.S. operations due to the integration of leasing platforms.
–	Return on risk-adjusted capital was down after improving in 2006.
–	After declining for the past two years, new business volume increased 19% in 2007, as activity from new vendor partners and the current year acquisitions offset the anticipated lower volumes from one U.S. joint venture. During the year, we announced continued growth with new strategic partnerships with several large international companies.
–	Managed assets were up 31% from last year as the asset growth from acquisitions and strong volumes, offset the sale of the systems leasing portfolio and the 20% decline in U.S. Dell program assets to $2.9 billion, reflecting both a decline in the overall Dell financed sales volume and Dell exercising its right to purchase a higher portion of the receivables originated by the DFS joint venture. International assets grew 16% in 2006; while in total, managed assets were down from 2005 primarily due to Dell U.S.

Consumer

–	The unit recorded a loss in 2007 reflecting the $313 million in impairment charges to write-off the goodwill and intangible assets associated with the student lending business and higher provisioning for charge-offs of other unsecured consumer loans.
–	Total net revenues were up slightly in 2007 after improving 50% in 2006. Net finance margin for the past two years has been up in dollars but down as a percentage of AEA, reflecting the growth in the lower margin federally

Item 7: Management’s Discussion and Analysis PAGE 37

guaranteed student lending portfolio. Other revenue decreased in 2007 on lower receivable gains after an increase of 43% in 2006 on higher gains on sales of student lending receivables. Average earning assets increased in 2007 and 2006, reflecting growth in the student lending business.
–	We grew the deposit funding at CIT Bank by approximately $350 million during 2007. Since its inception, the bank has been primarily funding consumer loans, including home lending and other sales financing, businesses which we are currently exiting. During late 2007 we began the Bank’s transition from a consumer-oriented lender to a commercial lender and have recently originated certain loans in conjunction with Corporate Finance.
–	Net charge-offs were up in 2007, primarily due to the other consumer loans in the Bank discussed above. We expect this higher level of charge-offs to continue into 2008 as we liquidate these bank portfolios. Past due and non-performing loans also increased.
–	Despite an increase in assets for the year, new business volume decreased over last year’s strong loan origination levels at Student Loan Xpress.
–	Assets were up 32% for the year primarily due to growth in the student lending business, which grew by approximately $2.8 billion in 2007. See “Concentrations” section for more detail on student lending.

Home Lending (See Home Lending Business – Significant 2007 Events and Actions for more detail on home lending)

–	The 2007 net loss reflects pre-tax valuation allowances totaling $1.3 billion to reduce assets held for sale to lower of cost or market, increased provision for credit losses in the last quarter driven by the weak residential housing market and other charges on retained interests in securitizations due to reduced portfolio credit performance. Net income in 2006 increased 56% from the prior year, reflecting higher receivable gains.
–	Net finance revenue was flat with 2006, helped by the elimination of amortization of certain fees in conjunction with the change in accounting as explained in Home Lending Business – Significant 2007 Events and Actions section. Accretion of discount associated with receivables reclassified to held for investment at September 30 was not significant. Other income was down from 2006, as we recorded impairment charges on retained interests and ceased selling receivables during the first half of 2007.
–	Home Lending charge-offs were down in 2007 from 2006 as the balance above does not reflect charge-offs that were recorded during the period the portfolio was held for sale, in the third quarter. Charge-offs during this period were instead taken against the valuation allowances.
–	Managed assets were $9.8 billion, comprised of the following: net finance receivable $8.8 billion (unpaid principal balance less $0.5 billion discount), manufactured housing receivables held for sale of $0.3 billion and securitized assets of $0.7 billion. The portfolio is down from last year as we announced our intent to exit the business and run-off the held for investment portfolio.

Corporate and other net expenses are shown in the table below:

Corporate and Other for the years ended December 31 (dollars in millions)

	2007	2006	2005

Unallocated revenues, net	$ 24.9	$ 2.2	$ 29.1
Preferred stock dividends	(30.0)	(30.2)	(12.7)
Provision for credit losses	(38.3)	(5.6)	(27.7)

Subtotal	(43.4)	(33.6)	(11.3)
Provision for severance and real estate exit activities	(22.5)	(15.7)	(23.2)
Mark-to-market on non-accounting hedge derivatives	–	–	24.4
Loss on early extinguishments of debt	(79.2)	–	–
Real estate investment gain	–	–	69.7

Total	$(145.1)	$ (49.3)	$ 59.6

The increase in unallocated net revenues reflects the impact of the disrupted capital markets, as higher interest revenue on excess liquidity offset operating expenses. The provision for credit losses reflects the portion of credit loss provisioning in excess of amounts recorded in the segments.

The loss on early extinguishments of debt reflects the after tax charge to call $1.5 billion in high coupon debt and preferred capital securities in the first quarter of 2007. These securities were refinanced with securities that qualified for a higher level of capital at a lower cost of funds as part of a capital optimization initiative in place at that time.

The 2005 derivative amounts related to certain compound derivative contracts, which did not qualify for hedge accounting treatment and were terminated in, or had matured by, the fourth quarter of 2005.

CIT _ ANNUAL REPORT 2007 PAGE 38

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 4.1% of our total financing and leasing assets at December 31, 2007 (the largest account being less than 1.0%), 4.6% at December 31, 2006, and 4.5% at December 31, 2005. The largest accounts primarily consist of companies in the transportation, retail and energy industries. The decline from the prior two years is primarily due to the growth in our consumer and smaller ticket vendor portfolios.

Operating Leases

Operating Leases as of December 31 (dollars in millions)

	2007	2006	2005

Transportation Finance – Aerospace(1)	$ 7,206.8	$ 6,327.6	$5,327.1
Transportation Finance – Rail and Other	3,824.8	3,518.7	3,081.4
Vendor Finance	1,119.3	967.2	1,049.5
Corporate Finance	459.6	204.4	177.7

Total	$12,610.5	$11,017.9	$9,635.7

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

The increases in the Transportation Finance– Aerospace portfolio reflect deliveries of 26 new commercial aircraft from our order book. We had 219 commercial aircraft on operating lease at December 31, 2007, up from 192 last year and 182 in 2005. As of December 31, 2007, our operating lease railcar portfolio consisted of approximately 98,000 cars including 29,000 cars under sale-leaseback contracts. Railcar utilization remained fairly strong with approximately 92% of our fleet in use.

The increase in the Vendor Finance operating lease portfolio reflects increases in our international portfolio, largely through acquisition.

The increase in Corporate Finance operating leases is primarily due to commercial real estate operating leases.

Leveraged Leases

Leveraged Lease Portfolio as of December 31 (dollars in millions)

Transaction Component	2007	2006	2005

Project finance	$163.6	$192.7	$ 360.1
Commercial aerospace	86.2	138.3	367.3
Rail	152.3	137.2	212.9
Other	32.3	28.1	80.4

Total leveraged lease transactions	$434.4	$496.3	$1,020.7

As a percentage of finance receivables	0.7%	0.9%	2.3%

The major components of our net investments in leveraged leases include: 1) power and utility project finance transactions, 2) rail transactions; and 3) commercial aerospace transactions, including tax-optimized leveraged leases. The reduction in the project finance balance reflects refinancing of two power generation facilities, which resulted in the classification of the resulting transactions as conventional capital leases. The decline in the aerospace balances generally reflects the debt restructuring and reclassification to operating leases in conjunction with our initiative to relocate and fund certain assets overseas. The 2006 decline in rail is due to the remarketing of the equipment under operating lease agreements at the expiration of the original lease transactions.

Joint Venture Relationships

Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya are among our largest alliances.

Item 7: Management’s Discussion and Analysis PAGE 39

We have multiple program agreements with Dell, one of which was Dell Financial Services (DFS), covering originations in the U.S. The agreement, provided Dell with the option to purchase CIT’s 30% interest in DFS, which was exercised during the fourth quarter of 2007 resulting in a pre-tax gain of $247.1 million. We maintain the right to provide 25% (of sales volume) funding to DFS in 2009 and 35% in 2008, compared to 50% in 2007. We also retain vendor finance programs for Dell’s customers in Canada and in more than 40 countries outside the United States that are not affected by Dell’s purchase of our DFS interest.

The joint venture agreement with Snap-on runs until January 2009. The Avaya agreement, which relates to profit sharing on a CIT direct origination program, was extended through September 2009, pursuant to a renewal provision in the agreement.

Our financing and leasing assets include amounts related to the Dell, Snap-on, and Avaya joint venture programs. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities. A significant reduction in origination volumes from any of these alliances could have a material impact on our asset and net income levels.

For additional information regarding certain of our joint venture activities, see Note 20 – Certain Relationships and Related Transactions.

Joint Venture Relationships as of December 31 (dollars in millions)

	2007	2006	2005

Owned Financing and Leasing Assets
Dell U.S.	$ 604.7	$1,307.9	$1,986.3
Dell - International	1,748.1	1,667.9	1,528.3
Snap-on	1,010.5	1,001.2	1,035.7
Avaya Inc.	399.7	478.0	563.0
Securitized Financing and Leasing Assets
Dell U.S.	$2,341.6	$2,394.5	$2,526.1
Dell - International	84.7	122.3	34.2
Snap-on	24.1	39.2	55.4
Avaya Inc.	402.4	446.1	460.5

CIT _ ANNUAL REPORT 2007 PAGE 40

Geographic Composition (%)

Geographic Concentrations by Obligor as of December 31

	2007	2006	2005

State
California	8.7%	9.3%	9.8%
Texas	6.3%	7.2%	7.5%
New York	6.8%	6.6%	6.7%
All other states	52.4%	55.8%	54.9%

Total U.S.	74.2%	78.9%	78.9%

Country
Canada	6.3%	5.6%	6.1%
England	5.1%	3.4%	3.5%
China	1.5%	1.2%	1.0%
Mexico	1.4%	1.1%	0.9%
Germany	2.2%	1.1%	0.8%
Australia	1.2%	1.0%	1.1%
France	0.8%	0.9%	1.0%
All other countries	7.3%	6.8%	6.7%

Total International	25.8%	21.1%	21.1%

The table summarizes significant state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our owned financing and leasing portfolio assets. Domestic concentrations decreased as a result of asset dispositions in construction and home lending. International assets increased in 2007 due to increased originations and the Barclays acquisition. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

Item 7: Management’s Discussion and Analysis PAGE 41

Industry Composition

Our industry composition is detailed in Note 5 – Concentrations. We believe the following discussions, covering certain industries, are of interest to investors.

Aerospace

Commercial Aerospace Portfolio as of December 31 (dollars in millions)

	2007		2006		2005

	Net Investment	Number	Net Investment	Number	Net Investment	Number

By Region:
Europe	$2,906.2	94	$2,880.2	88	$2,348.4	75
U.S. and Canada	1,279.5	60	1,288.0	60	1,243.6	62
Asia Pacific	2,274.9	82	1,705.6	52	1,569.0	52
Latin America	1,136.0	36	835.4	27	533.7	20
Africa / Middle East	567.8	15	402.1	10	257.2	6

Total	$8,164.4	287	$7,111.3	237	$5,951.9	215

By Manufacturer:
Boeing	$3,579.6	154	$3,105.7	124	$2,644.6	124
Airbus	4,575.8	132	3,996.2	113	3,269.0	84
Other	9.0	1	9.4	–	38.3	7

Total	$8,164.4	287	$7,111.3	237	$5,951.9	215

By Body Type(1):
Narrow body	$6,136.4	226	$5,168.9	179	$4,331.0	165
Intermediate	1,821.9	48	1,690.3	43	1,347.2	27
Wide body	197.1	12	242.7	15	235.4	16
Other	9.0	1	9.4	–	38.3	7

Total	$8,164.4	287	$7,111.3	237	$5,951.9	215

By Product:
Operating lease	$7,120.1	219	$6,274.0	192	$5,327.1	182
Leveraged lease (other)	40.8	2	95.2	4	232.1	10
Leveraged lease (tax optimized)	45.4	1	43.1	1	135.2	7
Capital lease	225.5	9	151.9	6	67.7	3
Loan	732.6	56	547.1	34	189.8	13

Total	$8,164.4	287	$7,111.3	237	$5,951.9	215

Number of accounts		105		92		93
Weighted average age of fleet (years)		5		5		6
Largest customer net investment	$ 287.3		$ 288.6		$ 277.3
Off-lease aircraft		–		–		10
(1)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

Our top five commercial aerospace exposures totaled $1,321.4 million at December 31, 2007. Four of the top five exposures are to carriers outside of the U.S. The largest exposure to a U.S. carrier at December 31, 2007 was $234.6 million.

Aerospace depreciation expense for the years ended December 31, 2007, 2006 and 2005 totaled $330.5 million, $299.4 million, and $248.4 million.

Our aerospace assets include both operating and capital leases as well as secured loans. Management considers current lease rentals as well as relevant and available market information (including third-party sales for similar equipment, published appraisal data and other marketplace information) both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair

CIT _ ANNUAL REPORT 2007 PAGE 42

value in measuring impairment. We adjust the depreciation schedules of commercial aerospace equipment on operating leases or residual values underlying capital leases when projected fair value at the end of the lease term is less than the projected book value at the end of the lease term. We review aerospace assets for impairment annually, or more often should events or circumstances warrant. Aerospace equipment is defined as impaired when the expected undiscounted cash flow over its expected remaining life is less than its book value. We factor historical information, current economic trends and independent appraisal data into the assumptions and analyses we use when determining the expected undiscounted cash flow. Included among these assumptions are the following: lease terms, remaining life of asset, lease rates, remarketing prospects and maintenance costs.

See Item 8. Financial Statements and Supplementary Data, Note 17 – Commitments and Contingencies for additional information regarding commitments to purchase additional aircraft and Note 5 – Concentrations for further discussion on geographic and industry concentrations.

Student Lending (Student Loan Xpress)

The Consumer Finance student lending portfolio, which is marketed as Student Loan Xpress, totaled $11.6 billion at December 31, 2007, representing 15.1% of owned and 13.9% of managed assets. Loan origination volumes totaled $5.9 billion in 2007, $6.3 billion in 2006, and $2.4 billion for the period of CIT ownership beginning in February 2005. Student Loan Xpress has arrangements with certain financial institutions to sell selected loans and works jointly with these financial institutions to promote these relationships. These sales are held on-balance sheet and are further described in “On-balance Sheet Securitization Transactions”.

Finance receivables, including held for sale, by product type for our student lending portfolio are as follows:

Product Type at December 31 (dollars in millions)

	2007	2006	2005

Consolidation loans	$ 9,050.4	$ 7,399.8	$ 4,668.7
Other U.S. Government guaranteed loans	1,935.3	1,064.1	568.7
Private (non-guaranteed) loans and other	599.3	308.8	30.4

Total	$ 11,585.0	$ 8,772.7	$ 5,267.8

Delinquencies (sixty days or more) %	5.06%	4.71%	2.63%
Top state concentrations	California, New York, Texas, Ohio, Pennsylvania	California, New York, Texas, Ohio, Pennsylvania	California, New York, Texas, Ohio, Pennsylvania
Top state concentrations (%)	36%	35%	37%

In late 2007, we ceased originating new private student loans. However, the portfolio is expected to grow approximately $200 million in 2008 due to existing funding commitments. Loans to students at the top 5 institutions represent approximately 50% of the portfolio at December 31, 2007.

During the third quarter of 2007, legislation was passed with respect to the student lending business. Among other things, the legislation reduces the maximum interest rates that can be charged by lenders in connection with a variety of loan products, increases loan origination fees paid to the government by lenders, and reduces the lender guarantee percentage. The legislation goes into effect for all new FFELP student loans with the first disbursements on or after October 1, 2007. The reduced guarantee percentage, from 97% to 95%, is in effect for loans originated after October 1, 2012. As a result, management assessed the value of goodwill associated with our student lending business following the passage of the legislation, and again in the fourth quarter. Based on decreased market valuations and lower profit expectations for student lending businesses in the fourth quarter of 2007 due to higher funding and credit costs, we wrote off the entire balance of goodwill and intangible assets, approximately $313 million, associated with this business in a fourth quarter impairment charge. See Note 23 for additional information regarding goodwill and intangible assets.

In February 2008, a private pilot training school, whose students have outstanding loans totalling approximately $196 million at December 31, 2007, filed for Chapter 7 bankruptcy. Management is currently evaluating the collectibility and projected cash flows related to these loans. Given the unsecured nature of the loans and the uncertainties regarding collection, management currently expects additional reserves may be required in 2008 in connection with these loans. See Note – 27 Subsequent Events for further information.

Item 7: Management’s Discussion and Analysis PAGE 43

RISK MANAGEMENT

Our business activities involve various elements of risk. We consider the principal types of risk to be market risk (including interest rate, foreign currency and liquidity risk) and credit risk (including credit, collateral and equipment risk). Managing risks is essential to conducting our businesses and to our profitability. Accordingly, our risk management systems and procedures are designed to identify and analyze key business risks, to set appropriate policies and limits, and to continually monitor these risks and limits by means of reliable administrative and information systems, along with other policies and programs. The Chief Risk Officer oversees credit and equipment risk management across the businesses while the Vice Chairman and Chief Financial Officer oversees market risk management.

Our Asset Quality Review Committee is comprised of members of senior management, including the Vice Chairman and Chief Financial Officer, the Chief Risk Officer, the Controller and the Director of Credit Audit. Periodically, this committee meets with senior executives of our business units and corporate credit risk management group to review portfolio performance, including the status of individual financing and leasing assets, owned and managed, to obligors with higher risk profiles. In addition, this committee periodically meets with the Chief Executive Officer of CIT to review overall credit risk, including geographic, industry and customer concentrations, and the reserve for credit losses.

MARKET RISK MANAGEMENT

We engage in transactions in the normal course of business that expose us to market risks. Market risk is the risk of loss arising from changes in values of financial instruments, and includes liquidity risk, interest rate risk, foreign exchange risk and derivative counterparty risk, each of which are discussed in detail below. We conduct what we believe are appropriate management practices and maintain policies designed to effectively mitigate such risks. The objectives of our market risk management efforts are to preserve the economic and accounting returns of our assets by matching the repricing and maturity characteristics of our assets with that of our liabilities. Strategies for managing market risks associated with changes in interest rates and foreign exchange rates are an integral part of the process, because those strategies affect our future expected cash flows as well as our cost of capital.

Our Capital Committee sets policies, oversees and guides the interest rate and currency risk management process, including the establishment and monitoring of risk metrics, and ensures the implementation of those policies. Other risks monitored by the Capital Committee include derivative counterparty credit risk and liquidity risk. The Capital Committee meets periodically and includes the Chief Executive Officer, Vice Chairman and Chief Financial Officer, Treasurer, and Controller, among others.

LIQUIDITY RISK MANAGEMENT

Our goal is to achieve a balance between the liquidity needed to fund our business, the cost of funds, our concentration risk from relying on only a few sources of funding, and demonstrating proven access to the markets. Our strategy for achieving this goal is to maintain multiple funding sources to meet the needs of the business, to access multiple segments of the capital markets, including commercial paper, unsecured debt, and both on-balance sheet and off-balance sheet securitizations, and to maintain adequate back-up sources of liquidity, such as committed conduit facilities and committed bank lines of credit. We raise debt financing from multiple sources, with funding decisions driven by the relative cost and availability of these alternative sources.

Our commercial paper programs provide short term financing, and are comprised of U.S., Canadian and Australian programs. Outstanding commercial paper totaled $2.8 billion at December 31, 2007, down from $5.4 billion and $5.2 billion at December 31, 2006 and 2005 due to reduced liquidity in the commercial paper market. In addition, our goal is to maintain committed bank lines in excess of aggregate outstanding commercial paper, with available bank lines aggregating $7.5 billion at December 31, 2007.

The capital markets experienced a heightened level of volatility during 2007 that continues into 2008, causing corporate borrowing spreads to widen significantly against benchmark rates, such as Treasury securities and LIBOR, and substantially increasing the cost of funds available through traditional unsecured long-term funding sources. We issued $2.0 billion 5-year, fixed-rate bonds in late November with a coupon rate of 7.625%. Also in the fourth quarter of 2007, we executed a mandatory convertible transaction in which the Company sold approximately 27.6 million equity units for a total stated amount of $690 million. These equity units carry a total distribution rate of 7.75%. As a result of market dislocations and the significant increase in the cost of unsecured debt, we have reduced our reliance on the unsecured debt markets and relied primarily on other funding sources, which included asset-backed transactions that raised approximately $13.5 billion of proceeds during 2007 from on-balance sheet financings including: $5.1 billion secured by home loans, $5.5 billion secured by student loans, $1.3 billion secured by factoring receivables and $1.6 billion secured by equipment loans and leases; and off balance sheet financings of $3.4 billion secured by equipment loans and leases. We continued to access the commercial paper markets, but at significantly reduced levels, in order to reduce our exposure to volatility in that market. In addition to the secured funding, unsecured term-debt issued during 2007 totaled $11.4 billion, including $5.1 billion variable-rate medium-term notes, $4.9 billion fixed-rate notes and $1.4 billion junior subordinated notes and convertible debt, most of which was issued in the first half of 2007. Consistent with our strategy of managing debt refinancing risk, the weighted average maturity of unsecured senior term-debt issued in 2007 was approximately five years. Included with the fixed-rate notes are issuances under a retail

CIT _ ANNUAL REPORT 2007 PAGE 44

note program in which we offer fixed-rate senior, unsecured notes utilizing numerous broker-dealers for placement to retail accounts. During 2007, we issued $0.8 billion under this program having maturities between 1.5 and 15 years. We plan on continuing to utilize diversified sources of debt funding.

Capital markets volatility continued into 2008 resulting in our unsecured debt spreads remaining at historically wide levels. As a result, we expect to largely satisfy our estimated first half funding requirements as follows:

2008 first and second quarter estimated funding requirements	$6.0–$8.0 billion

Estimated Sources of Funding
Existing cash	$1.0–$2.0 billion
Unsecured Issuances:
Senior unsecured notes	$.75–$2.0 billion
Bank deposits	$.50–$.75 billion
Asset-backed Issuances:
Equipment	$1.25–$1.50 billion
Student loans	$.75–$1.0 billion
Rail	$.75–$1.0 billion
Commercial loans	$1.0–$2.0 billion

During the first two months of 2008, we raised $2.1 billion of asset backed financing including $900 million secured by commercial assets, $800 million secured by rail assets and $400 million secured by residential mortgages. We also raised $600 million of unsecured term debt financing, principally retail notes, as we elected not to access the institutional term debt markets.

Capital markets dislocations extended into the auction rate note market in early 2008 with failed auctions spanning multiple issuers and asset classes. We have $1.175 billion of AAA rated and $150 million of AA rated auction rate securities outstanding linked to seasoned student loan securitizations that reset every 28 days. Failed note auctions result in the Company paying an average rate of LIBOR plus 1.5% on the AAA rated securities and LIBOR plus 2.5% on the AA rated securities.

We maintain registration statements covering debt securities that we may sell in the future. At December 31, 2007, 4 billion euros of registered but unissued debt securities were available under our euro medium-term notes program, under which we may issue debt securities and other capital market securities in multiple currencies. In addition, CIT maintains an effective shelf registration with the Securities and Exchange Commission (SEC) for the issuance of senior and subordinate debt, and other capital market securities that has no specific limit on the amount of debt securities that may be issued.

Our goal is to maintain immediate cash availability, through overnight cash investments, and multiple sources of committed funding facilities, in order to reduce our risks from market volatility. We maintain multi-year bank facilities of $7.5 billion, which include a $200 million facility to back stop international commercial paper. We also have committed international local bank lines of $496 million to support our international operations. To further diversify our funding sources, we maintain committed asset-backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home lending receivables and trade accounts receivable. We have committed asset-backed facilities aggregating $13.0 billion covering a variety of asset classes, with approximately $2.2 billion of availability under these facilities as of December 31, 2007. The tenor of these facilities is generally one year. During 2007, we renewed $5.7 billion of these facilities, the majority of which occurred in the second half of the year. We added $5.2 billion of additional facilities during 2007 (of which $2.2 billion was added in the fourth quarter) and anticipate further additions in 2008 to provide flexibility in our funding needs. As noted in the table below, we target the aforementioned minimum aggregate alternate liquidity sources to equal short-term debt. These sources exceeded short-term debt at both period end dates noted below. The expiration dates of the bank facilities are set forth in Footnote 8 to our Consolidated Financial Statements. Our ability to sell assets into the committed asset-backed facilities expires at various dates in 2008 and 2009, with $1.6 billion expiring in the second quarter of 2008, $5.7 billion expiring in the third quarter of 2008, $3.2 billion expiring in the fourth quarter of 2008, and $1.0 billion expiring in 2009. Depending on origination volume expectations and financing in the term securitization markets, we intend to renew each of the outstanding facilities as they expire. If we are unable to renew one or more facilities, we will be unable to sell new assets into those facilities, but the assets already held by those facilities will generally remain outstanding and the obligations will be repaid out of cash flows from the assets.

Item 7: Management’s Discussion and Analysis PAGE 45

During 2007, we increased deposits at CIT Bank, a Utah industrial bank, by approximately $0.4 billion to $2.7 billion. We are continuing to execute on our liquidity risk management plan to broaden our funding sources and decrease our reliance on the capital markets. At December 31, 2007, the bank’s cash and short-term investments was approximately $2 billion, which is available solely for the bank’s funding and investing requirements pursuant to the bank’s charter. We intend to redeploy this cash during 2008 by originating certain commercial assets through the bank. During the final quarter of 2007 we initiated this transition strategy from funding consumer type loans to funding commercial loans and have recently started originating corporate loans in the Bank. Our goal is to increase further our total funding base from deposits.

If difficult market conditions persist, we will continue to limit asset growth, finance our business principally with asset-backed issuances and fund certain commercial loans in our bank.

We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability as outlined in the following table:

LIQUIDITY MEASUREMENTS

		December 31,
	Current Target	2007	2006

Commercial paper to total debt	Maximum of 15%	4%	9%
Short-term debt to total debt	Maximum of 35%	17%	24%
Bank lines to commercial paper	Minimum of 100%	285%	148%
Aggregate alternate liquidity * to short-term debt	Minimum of 100%	134%	125%
*	Aggregate alternate liquidity includes available bank facilities, asset-backed facilities and cash.

The changes in the ratios in the table above from 2006 reflect the reduction in commercial paper borrowing in 2007.

Our credit ratings are an important factor in meeting our earnings and net finance revenue targets as better ratings generally correlate to lower cost of funds and broader market access. Below is a summary of our credit ratings.

CREDIT RATINGS

	Short-Term	Long-Term	Outlook

DBRS	R-1L	A	Stable
Fitch	F1	A	Positive
Moody’s	P-1	A2	Negative
Standard & Poor’s	A-1	A	Stable

The credit ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Our unsecured notes are issued under indentures containing certain covenants and restrictions on CIT. Among the covenants, which also apply to our credit agreements, is a negative pledge provision that limits the granting or permitting of liens on the assets owned by the holding company. In addition, our credit agreements also contain a requirement that CIT maintain a minimum net worth of $4.0 billion. See Note 25 for consolidating financial statements of CIT Group Inc. (the holding company) and other subsidiaries.

CIT _ ANNUAL REPORT 2007 PAGE 46

The following tables summarize significant contractual payments and projected cash collections, and contractual commitments at December 31, 2007:

Payments and Collections by Year(1) (dollars in millions)

	Total	2008	2009	2010	2011	2012+

Commercial Paper	$ 2,822.3	$ 2,822.3	–	–	–	–
Deposits	2,745.8	1,397.1	729.1	335.5	124.8	159.3
Variable-rate senior unsecured notes	19,888.2	7,377.0	5,956.4	1,918.8	2,238.6	2,397.4
Fixed-rate senior unsecured notes	29,477.6	2,730.5	1,785.9	3,346.3	3,787.2	17,827.7
Non-recourse, secured borrowings(6)	17,430.3	2,546.4	1,154.4	781.8	640.3	12,307.4
Junior subordinated notes and convertible debt	1,440.0	–	–	–	–	1.440.0
Credit balances of factoring clients	4,542.2	4,542.2	–	–	–	–
Lease rental expense	399.4	46.5	39.4	33.8	31.8	247.9

Total contractual payments	78,745.8	21,462.0	9,665.2	6,416.2	6,822.7	34,379.7

Finance receivables(2)(6)	62,536.5	13,972.6	6,560.1	5,950.7	5,679.1	30,374.0
Operating lease rental income(3)	6,341.0	1,771.6	1,403.5	1,008.7	704.4	1,452.8
Finance receivables held for sale(4)	1,606.0	1,606.0	–	–	–	–
Cash - current balance(5)	6,792.3	6,792.3	–	–	–	–
Retained interests in securitizations	1,289.9	598.8	277.9	108.5	58.5	246.2

Total projected cash collections	78.565.7	24,741.3	8,241.5	7,067.9	6,442.0	32,073.0

Net projected cash collections (payments)	$ (180.1)	$ 3,279.3	$(1,423.7)	$ 651.7	$ (380.7)	$ (2,306.7)

(1)	Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.
(2)	Based upon carrying value before credit reserves, including unearned discount; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.
(3)	Rental income balances include payments from lessees on sale-leaseback equipment. See related CIT payment in schedule below.
(4)	Based upon management’s intent to sell rather than contractual maturities of underlying assets.
(5)	Includes approximately $2 billion of cash and short-term investments held at our Utah bank, which is only available to meet the bank’s funding requirements.
(6)	Non-recourse secured borrowings is generally repaid in conjunction with receipt of payment on the pledged receivables. For student lending receivables, due to certain reporting limitations, the scheduled repayment of both the receivable and borrowing includes a prepayment component.

Commitment Expiration by Year (dollars in millions)

	Total	2008	2009	2010	2011	2012+

Credit extensions	$13,062.6	$2,059.3	$1,012.0	$1,881.4	$1,965.8	$ 6,144.1
Aircraft purchases	7,222.0	1,408.0	896.0	1,173.0	1,098.0	2,647.0
Letters of credit	1,109.5	872.8	84.5	46.5	26.1	79.6
Sale-leaseback payments	1,925.9	140.9	141.4	142.6	147.9	1,353.1
Manufacturer purchase commitments	735.5	653.5	82.0	–	–	–
Guarantees, acceptances and other recourse obligations	232.3	218.9	–	–	2.8	10.6
Liabilities for unrecognized tax obligations(1)	223.1	20.0	203.1	–	–	–

Total contractual commitments	$24,510.9	$5,373.4	$2,419.0	$3,243.5	$3,240.6	$10,234.4

(1)	The balance can not be reasonably estimated past 2008, therefore the remaining balance is reflected in 2009. Expiration amounts include non-cash liability reversals for statute of limitation period expirations. See Income Taxes section for discussion of unrecognized tax obligations. See Item 8. Financial Statements and Supplementary Data, Note 17 – Commitments and Contingencies for additional information regarding commitments.

Item 7: Management’s Discussion and Analysis PAGE 47

INTEREST RATE AND FOREIGN EXCHANGE RISK MANAGEMENT

Interest Rate Risk Management We monitor our interest rate sensitivity on a regular basis by analyzing the impact of interest rate changes upon the financial performance of the business. We also consider factors such as the strength of the economy, customer prepayment behavior and re-pricing characteristics of our assets and liabilities.

We evaluate and monitor risk through two primary metrics:

–	Margin at Risk (MAR), which measures the impact of changing interest rates upon interest income over the subsequent twelve months.
–	Value at Risk (VAR), which measures the net economic value of assets by assessing the market value of assets, liabilities and derivatives.

We regularly monitor and simulate our degree of interest rate sensitivity by measuring the characteristics of interest-sensitive assets, liabilities, and derivatives. The Capital Committee reviews the results of this modeling periodically.

The first interest rate sensitivity modeling technique (MAR) that we employ includes the creation of prospective twelve-month baseline and rate shocked net interest income simulations. At the date that we model interest rate sensitivity, we derive the baseline net interest income considering the current level of interest-sensitive assets, the current level of interest-sensitive liabilities, and the current level of derivatives. Our baseline simulation assumes that, over the next successive twelve months, market interest rates (as of the date of our simulation) are held constant and that the composition of assets and liabilities and interest sensitivities remain unchanged. Once we calculate the baseline net interest income, we instantaneously raise market interest rates, which we previously held constant, 100 basis points across the entire yield curve, and a rate shocked simulation is run in which all interest rate sensitive assets, liabilities and derivatives are immediately reset. We then measure interest rate sensitivity as the difference between the calculated baseline and the rate shocked net interest income.

An immediate hypothetical 100 basis point increase in the yield curve on January 1, 2008 would reduce our net income by an estimated $10 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in our net income of a like amount. A 100 basis point increase in the yield curve on January 1, 2007 would have reduced our net income by an estimated $5 million after tax, while a corresponding decrease in the yield curve would have increased our net income by a like amount.

The second interest rate modeling technique (VAR) that we employ is focused on the net economic value of the firm by modeling the current market value of assets, liabilities and derivatives, to determine our market value baseline. Once the baseline market value is calculated, we raise market interest rates 100 basis points across the entire yield curve, and new market values are estimated. By modeling the economic value of the portfolio we are able to understand how the economic value of the balance sheet would change under specific interest rate scenarios.

An immediate hypothetical 100 basis point increase in the yield curve on January 1, 2008 would increase our economic value by $233 million before income taxes. A 100 basis point increase in the yield curve on January 1, 2007 would have increased our economic value by $287 million before income taxes.

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

(dollars in millions)

	Before Swaps		After Swaps
For the year ended December 31, 2007
Commercial paper, variable-rate senior notes and secured borrowings	$35,924.3	5.54%	$37,212.0	5.64%
Fixed-rate senior and subordinated notes and deposits	32,430.7	5.51%	31,143.0	5.57%

Composite	$68,355.0	5.51%	$68,355.0	5.61%

For the year ended December 31, 2006
Commercial paper, variable-rate senior notes and secured borrowings	$26,290.4	5.14%	$29,532.7	5.22%
Fixed-rate senior and subordinated notes and deposits	26,349.9	5.69%	23,107.6	5.73%

Composite	$52,640.3	5.41%	$52,640.3	5.45%

For the year ended December 31, 2005
Commercial paper, variable-rate senior notes and secured borrowings	$20,823.7	3.57%	$24,225.2	3.87%
Fixed-rate senior and subordinated notes and deposits	22,362.6	5.33%	18,961.1	5.14%

Composite	$43,186.3	4.48%	$43,186.3	4.43%

CIT _ ANNUAL REPORT 2007 PAGE 48

The weighted average interest rates before swaps do not necessarily reflect the interest expense that we would have incurred over the life of the borrowings had we managed the interest rate risk without the use of such swaps.

We offer a variety of financing products to our customers, including fixed and variable-rate loans of various maturities and currency denominations, and a variety of leases, including operating leases. Changes in market interest rates, relationships between short-term and long-term market interest rates, or relationships between different interest rate indices (i.e., basis risk) can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, and can result in an increase in interest expense relative to finance income. We measure our asset/liability position in economic terms through duration measures and sensitivity analysis, and we measure the effect on earnings using maturity gap analysis. Our asset portfolio is generally comprised of loans and leases of short to intermediate term. As such, the duration of our asset portfolio is generally less than three years. We target to closely match the duration of our liability portfolio with that of our asset portfolio. As of December 31, 2007, our liability portfolio duration was slightly longer than our asset portfolio duration.

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

CIT utilizes interest rate swaps to exchange variable-rate interest underlying forecasted issuances of commercial paper, specific variable-rate debt instruments, and, in limited instances, variable-rate assets for fixed-rate amounts. These interest rate swaps are designated as cash flow hedges and changes in fair value of these swaps, to the extent they are effective as a hedge, are recorded in other comprehensive income. Ineffective amounts are recorded in interest expense. Interest rate swaps are also utilized to effectively convert fixed-rate interest on specific debt instruments to variable-rate amounts. These interest rate swaps are designated as fair value hedges and changes in fair value of these swaps are effectively recorded as an adjustment to the carrying value of the hedged item, and the offsetting changes in fair value of the swaps and the hedged items are recorded in earnings.

The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

	Before Swaps		After Swaps
	Fixed rate	Floating rate	Fixed rate	Floating rate

December 31, 2007
Assets	50%	50%	50%	50%
Liabilities	50%	50%	48%	52%
December 31, 2006
Assets	51%	49%	51%	49%
Liabilities	55%	45%	50%	50%

Total interest sensitive assets were $72.6 billion and $64.1 billion at December 31, 2007 and 2006. Total interest sensitive liabilities were $65.3 billion and $57.1 billion at December 31, 2007 and 2006.

Foreign Exchange Risk Management – To the extent local foreign currency borrowings are not raised, CIT utilizes foreign currency exchange forward contracts to hedge or mitigate currency risk underlying foreign currency loans to subsidiaries

Item 7: Management’s Discussion and Analysis PAGE 49

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

Other Market Risk Management – CIT has entered into credit default swaps to economically hedge certain CIT credit exposures. These swaps do not meet the requirements for hedge accounting treatment and, therefore, are recorded at fair value, with both realized and unrealized gains and losses recorded in other revenue in the Consolidated Statement of Income. See Note 10 - Derivative Financial Instruments for further discussion, including notional principal balances of interest rate swaps, foreign currency exchange forward contracts, cross-currency swaps, credit default swaps and other derivative contracts.

DERIVATIVE RISK MANAGEMENT

We enter into interest rate and currency swaps, foreign exchange forward contracts, and in limited instances, credit default swaps as part of our overall risk management practices. We assess and manage the external and internal risks associated with these derivative instruments in accordance with the overall operating goals established by our Capital Committee. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk, legal risk and market risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of CIT policy.

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

CREDIT RISK MANAGEMENT

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

We implemented processes and systems to drive risk-based pricing models to the individual transaction level based on the aforementioned credit metrics to ensure that transactions meet acceptable risk-adjusted return criteria. Each of our business units developed and implemented a formal credit management process customized to the products/services they offer, the clients they serve and the industries in which they operate.

CIT has entered into a limited number of credit default swaps to economically hedge certain CIT credit exposures. Also, we have executed offsetting derivative transactions with financial institutions and our customers as a service to our customers in order to mitigate their respective interest rate and currency risks. The counter party credit exposure related to these

CIT _ ANNUAL REPORT 2007 PAGE 50

transactions is monitored and evaluated in conjunction with our normal underwriting policies and procedures.

See Item 8. Financial Statements and Supplementary Data, Note 10 – Derivative Financial Instruments for additional information.

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

As discussed in Profitability and Key Business Trends and Concentrations, in 2007, we ceased originating home lending receivables and private student loans.

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

Supervision and Oversight

The Corporate Risk Management group, which reports to the Chief Risk Officer, oversees and manages credit and related risk throughout CIT. This group includes a Chief Credit Officer as well as Chief Investment Officers for each of the business segments. Our Executive Credit Committee includes the Chief Risk Officer and other members of the Corporate Risk Management group. The committee approves transactions which exceed segment Investment Committee authorities or are otherwise outside of established target market definitions or risk acceptance criteria.

The Corporate Risk Management group also includes an independent credit audit function. The credit audit group reviews the credit management processes at each business unit and monitors compliance with established corporate policies. The credit audit group examines adherence with established credit policies and procedures and tests for inappropriate credit practices, including whether potential problem accounts are being detected and reported on a timely basis.

CIT also maintains a standing Asset Quality Review Committee, which is charged with reviewing aggregate portfolio performance, including the status of individual financing and leasing assets, owned and managed, to obligors with higher risk profiles. The committee is comprised of members of senior management, including the Chief Credit and Risk Officer, the Vice Chairman and Chief Financial Officer, the Controller and the Director of Credit Audit and meets with senior business unit executives to understand portfolio performance dynamics. This committee also periodically meets with the Chief Executive Officer of CIT to review overall credit risk, including geographic, industry and customer concentrations, and the reserve for credit losses.

Item 7: Management’s Discussion and Analysis PAGE 51

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

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Program

We fund asset originations on our balance sheet by accessing various sectors of the capital markets, including the term debt and commercial paper markets. In an effort to broaden funding sources and provide an additional source of liquidity, we use an array of securitization programs, including both asset-backed commercial paper and term structures, to access both the public and private asset-backed securitization markets. Current products in these programs include receivables and leases secured by equipment and small business lending receivables, as well as consumer loans secured by residential real estate, manufactured housing and other assets. The following table summarizes data relating to our securitization programs.

Off-balance Sheet Securitized Assets at or for the years ended December 31 (dollars in millions)

	2007	2006	2005

Securitized Assets:
Vendor Finance	$4,104.0	$3,850.9	$3,646.7
Corporate Finance	1,526.7	1,568.7	2,525.3
Home Lending(1)	680.5	841.7	1,113.7

Total securitized assets	$6,311.2	$6,261.3	$7,285.7

Securitized assets as a % of managed assets	7.6%	8.4%	11.6%

Volume Securitized:
Vendor Finance	$3,447.4	$3,324.1	$3,230.9
Corporate Finance	750.4	321.9	1,089.6

Total volume securitized	$4,197.8	$3,646.0	$4,320.5

(1)	Includes manufactured housing and other assets of approximately $157 million, $207 million and $275 million at December 31, 2007, 2006 and 2005.

In a typical asset-backed securitization, we sell a “pool” of secured loans or leases to a special-purpose entity (SPE), typically a trust. SPEs are used to achieve “true sale” requirements for these transactions in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). The SPE, in turn, issues certificates and/or notes that are collateralized by the pool and entitle the holders thereof to participate in certain pool cash flows.

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

CIT _ ANNUAL REPORT 2007 PAGE 52

disaggregated basis. Fair values of retained interests are estimated utilizing current pool demographics, actual note/certificate outstandings, current and anticipated credit losses, prepayment speeds and discount rates.

Our retained interests had a carrying value at December 31, 2007 of $1,289.9 million. Retained interests are subject to credit and prepayment risk. As of December 31, 2007, approximately 72% of our outstanding securitization pool balances are in conduit structures. Securitized assets are subject to the same credit granting and monitoring processes which are described in the “Credit Risk Management” section. See Note 6 – Retained Interests in Securitizations and Other Investments for detail on balance and key assumptions.

Joint Venture Activities

We utilize joint ventures organized through distinct legal entities to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. The vendor partner and CIT jointly own these distinct legal entities, and there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See disclosure in Note 20 – Certain Relationships and Related Transactions. The Company sold our interest in Dell Financial Services. See disclosure in Management’s Discussion and Analysis – Acquisitions and Dispositions.

SECURED BORROWINGS AND ON-BALANCE SHEET SECURITIZATION TRANSACTIONS

As discussed in Liquidity Risk Management, capital markets volatility in the second half of 2007 caused us to reduce our dependency upon the unsecured debt and commercial paper markets, and satisfy a higher proportion of our funding requirements through the asset-backed markets than we have historically. In addition to the off-balance sheet securitization transactions previously discussed, we raised approximately $13.5 billion of proceeds during the year from on-balance sheet financings including: $5.1 billion secured by home loans, $5.5 billion secured by student loans, $1.3 billion secured by factoring receivables and $1.6 billion secured by equipment loans and leases. These transactions do not meet the accounting (SFAS 140) requirements for sales treatment and are therefore recorded as non-recourse secured borrowings, with the proceeds reflected in Non-recourse, secured borrowings in the Consolidated Balance Sheet. Certain cash balances are restricted in conjunction with the student lending borrowings.

The following table summarizes the assets pledged / encumbered and the related secured borrowings. Amounts do not include non-recourse borrowings related to leveraged lease transactions.

Balances as of December 31, (dollars in millions)

	2007		2006
	Assets Pledged	Secured Borrowing	Assets Pledged	Secured Borrowing
Consumer (student lending)	$ 9,079.4	$ 9,437.5	$4,031.1	$4,118.0
Home lending	7,074.3	4,785.9	–	–
Trade Finance (factoring receivable)(1)	5,279.7	1,262.5	–	–
Vendor Finance (acquisition financing)	1,491.3	1,312.3	–	–
Corporate Finance(2)	632.1	632.1	280.5	280.5

Total	$23,556.8	$17,430.3	$4,311.6	$4,398.5

(1)	Excludes credit balances of factoring clients.
(2)	Includes a secured borrowing related to an energy finance project and financing (related to $262 million of commercial loans) executed via total return swap, under which CIT retains control of, and the full risk related to, these loans.

Item 7: Management’s Discussion and Analysis PAGE 53

CAPITALIZATION

Capital Structure as of December 31 (dollars in millions)

	2007	2006	2005

Common stockholders’ equity	$ 6,460.6	$ 7,251.1	$ 6,462.7
Preferred stock(1)	500.0	500.0	500.0
Junior subordinated notes	750.0	–	–
Mandatory convertible debt(2)	690.0	–	–
Preferred capital securities(3)	–	250.3	252.0

Total Capital	8,400.6	8,001.4	7,214.7
Senior unsecured debt	52,188.1	53,656.4	43,301.8
Non-recourse, secured borrowings(4)	17,430.3	4,398.5	4,048.8
Deposits	2,745.8	2,399.6	261.9

Total Capitalization	$80,764.8	$68,455.9	$54,827.2

Goodwill and other intangible assets	(1,152.5)	(1,008.4)	(1,011.5)
Equity Adjustments	88.8	(52.6)	(44.6)
Total Tangible Common Equity	5,396.9	6,190.1	5,406.6
Total Tangible Capital	7,336.9	6,940.4	6,158.6
Total Tangible Capitalization	79,701.1	67,394.9	53,771.1
Book value per common share	$34.48	$36.30	$32.23
Tangible book value per common share	$28.42	$31.22	$27.15
Tangible capital to managed assets	8.82%	9.36%	9.80%
(1)	During 2005, CIT issued $500 million aggregate amount of Series A and Series B preferred equity securities. Series A has a stated value of $350 million, comprised of 14 million shares of 6.35% non-cumulative fixed rate preferred stock, with a liquidation value of $25 per share. Series B has a stated value of $150 million, comprised of 1.5 million shares of 5.189% non-cumulative adjustable rate preferred stock, with a liquidation value of $100 per share. See Note 11 – Stockholders’ Equity for further detail on preferred stock.
(2)	During 2007, the Company sold 24 million equity units with a stated amount of $25.00 for a total stated amount of $600 million. These securities convert to common stock no later than November 17, 2010 at a maximum price of $42.00, which represents a premium of approximately 20% over the closing price of CIT’s common stock of $34.98 on October 17, 2007. The equity units carry a total distribution rate of 7.75%. On October 29, 2007, the underwriters exercised the option to purchase 3.6 million additional equity units, or an additional stated amount of $90 million, to cover over-allotments. The equity units initially consist of a contract to purchase CIT common stock and a 2.5% beneficial ownership interest in a $1,000 principal amount senior note due November 15, 2015.
(3)	The preferred capital securities were 7.70% Preferred Capital Securities issued in 1997 by CIT Capital Trust I, a wholly-owned subsidiary. CIT Capital Trust I invested the proceeds of that issue in Junior Subordinated Debentures of CIT having identical rates and payment dates. Consistent with rating agency measurements, preferred capital securities were included in tangible capital in our leverage ratios. See “Non-GAAP Financial Measurements” for additional information.
(4)	See “On-balance Sheet Securitization Transactions” section for detail.

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

Based upon our capital allocation framework and associated portfolio mix, including a greater proportion of U.S. Government guaranteed student loans, we determined a capital ratio target, defined as Tangible Capital to Managed Assets, of approximately 8.5%.

The Tangible Capital to Managed Assets ratio of 8.82% at December 31, 2007 was impacted by the valuation adjustment of the home lending portfolio that resulted in a reduction of the carrying value of the assets and commensurate reduction in capital.

CIT _ ANNUAL REPORT 2007 PAGE 54

Capital and Funding

CIT has certain preferred stock and junior subordinated notes outstanding. The terms of these securities restrict us from declaring dividends or paying interest on the securities, as applicable, if, among other things, our average four quarters fixed charge ratio is less than 1.10, or if our tangible capital to managed asset ratio is less than 5.50%. In addition, if we do not pay dividends or interest on such securities, we are also prohibited from paying dividends on our common stock. Our preferred stock and junior subordinated notes, provided, however that we may pay dividends and interest on those securities with any net proceeds that we have received from the sale of common stock during specified time periods prior to the declaration of the dividend or the payment of interest. As a result of the valuation allowances taken in 2007 to mark our home lending portfolio to the lower of cost or market, our average four quarters fixed charge ratio fell below 1.10 for the third and fourth quarters. Therefore, the Board of Directors authorized the Company to issue and sell common stock in an amount sufficient to allow it to pay dividends and make interest payments on the aforementioned securities.

On January 23, 2008, CIT Group Inc. entered into a Sales Agency Agreement with Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc., pursuant to which CIT agreed to sell shares of its common stock for an aggregate purchase price of up to $31.5 million. As a result, the Company sold 1,281,519 shares on January 30, 2008. On October 16, 2007, agreed to sell 235,800 shares of its common stock for an aggregate purchase price of approximately $8 million. As a result, the Company satisfied the conditions necessary to permit the declaration and payment of preferred stock dividends for these periods.

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

See “Liquidity Risk Management” for discussion of risks impacting our liquidity and capitalization. See Exhibit 12.1 for the Computation of Ratios to Fixed Charges.

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

Management believes that the judgments and estimates utilized in the following critical accounting estimates are reasonable. We do not believe that different assumptions are more likely than those utilized in the following critical accounting estimates, although actual events may differ from such assumptions. Consequently, our estimates could prove inaccurate, and we may be exposed to charges to earnings that could be material.

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

Item 7: Management’s Discussion and Analysis PAGE 55

The reserve for credit losses is determined based on three key components: (1) specific reserves for collateral dependent loans which are impaired, based upon the value of underlying collateral or projected cash flows (2) reserves for estimated losses inherent in the portfolio based upon historical and projected charge-offs and (3) reserves for estimated losses inherent in the portfolio based upon economic, estimation risk and other factors. Historical loss rates are based on one to three-year averages, which are consistent with our portfolio life and provide what we believe to be appropriate weighting to current loss rates. The process involves the use of estimates and a high degree of management judgment. As of December 31, 2007, the reserve for credit losses was $831.5 million or 1.33% of finance receivables. A hypothetical 10% change to the expected loss rates utilized in our reserve determination at December 31, 2007 equates to the variance of $77.9 million, or 12 basis points (0.12%) in the percentage of reserves to finance receivables, and $0.25 in earnings per share. See Note 3 for additional information regarding the reserve for credit losses.

Impaired Loans – Loan impairment is measured as any shortfall between the estimated value and the recorded investment for those loans defined as impaired loans in the application of SFAS 114. The estimated value is determined using the fair value of the collateral or other cash flows, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. The determination of impairment involves management’s judgment and the use of market and third party estimates regarding collateral values. Valuations in the level of impaired loans and corresponding impairment as defined under SFAS 114 affect the level of the reserve for credit losses. At December 31, 2007, the reserve for credit losses includes a $52.1 million impairment valuation component. A 10% fluctuation in this valuation equates to $0.02 in earnings per share.

Fair value determination – Selected assets and liabilities, including derivatives, retained interests in securitizations and net employee benefit obligations, are measured at estimated fair value in our financial statements. The carrying value of certain other assets, such as financing and leasing assets held for sale, which are reflected in our financial statements at the lower of cost or fair value, also are influenced by our determination of fair value.

We determine market value in the following order: (1) comparable market prices to the extent available; (2) internal valuation models that utilize market data (observable inputs) as input variables; and (3) internal valuation models that utilize management’s assumptions about market participant assumptions (unobservable inputs) to the extent (1) and (2) are unavailable.

Derivative fair values are determined primarily via method (1). Financing and leasing assets held for sale fair values are determined largely via methods (1) and (2), while the fair value of retained interests in securitizations and net employee benefit obligations are determined largely via method (3). See Notes 10, 6, and 16 for additional information regarding derivative financial instruments, retained interests in securitizations and employee benefit obligations. Excluding home lending, Financing and leasing assets held for sale totaled $1,260.2 million at December 31, 2007. A hypothetical 10% fluctuation in value of financing and leasing assets held for sale equates to $0.41 in earnings per share.

We value home lending assets classified as held for sale at the lower of cost or estimated fair value (LOCOM), with current period earnings charged to the extent carrying value exceeds estimated fair value. In the second quarter of 2007, as described in Home Lending Business – Significant 2007 Events and Actions, we transferred our entire portfolio of home lending assets from assets held for investment to assets held for sale. In the third quarter of 2007, we transferred approximately $9.7 billion of home lending receivables from assets held for sale to assets held for investment. These assets were transferred at LOCOM at the September 30, 2007 transfer date. Under held for investment accounting these loans will not be subject to LOCOM accounting prospectively. The estimated fair value for approximately 78% of the $9.7 billion transferred to assets held for investment was based upon market prices for similar assets sold, with the remaining 22% based upon estimated fair value developed from discounted cash flow models. At December 31, 2007, approximately $490 million of home lending manufactured housing loans remain classified in held for sale, subject to prospective LOCOM accounting.

We estimate fair value based on observable market transactions for similar assets or other relevant observable market data when available. To the extent such relevant market data is unavailable to us, we estimate fair value based upon discounted cash flow analysis (“DCF”).

Valuations based on observable market transactions must be adjusted to develop a valid estimate of fair value for our portfolio, usually through the use of pricing sheets based on similarities and differences between key characteristics of the respective loan pools. The use of pricing sheets to adjust the prices of observable market transactions to reflect the characteristics of our loan pools requires management to make assumptions regarding the validity of using, the value of, and the weight attributed to each component of the pricing sheets. The prices for our portfolios, derived by adjusting for the differences in our portfolio characteristics and each of the two market transactions in the 2007 third quarter, fell within a narrow range (less than 40 basis points) of each other.

Valuations based on DCF modeling are most influenced by the impact of estimated lifetime loan losses on the underlying cash flows and the discount rates applied to the net cash flows. Our valuation allowance contains uncertainties because DCF modeling requires management to make assumptions regarding future delinquency and home price trends as well as the frequency and severity of loss.

CIT _ ANNUAL REPORT 2007 PAGE 56

With respect to the approximate $7.5 billion of loans transferred to held for investment at September 30, 2007, for which we utilized observable sales of similar assets to determine estimated fair value, the portfolio characteristics that most influenced the purchase price adjustments were the similarities and differences in weighted average coupon and loan to value ratio among the two observable market transactions as compared to our portfolios. In our fair value estimates, every percentage point difference in the weighted average coupon and loan to value ratio of each portfolio equated to 325 basis points and 10 basis points in purchase price adjustments.

With respect to the approximate $2.2 billion of loans transferred to held for investment at September 30, 2007, for which we utilized cash flow analysis to determine estimated fair value, the weighted average lifetime loss assumption was approximately 16% (with an underlying range among the pools of 11% to 30%) and the weighted average discount rate utilized in the calculation was approximately 13.5% (with an underlying range among the pools of 12.75% to 15%). A 10% deterioration in the lifetime loss assumption would have increased the valuation allowance related to these loans at September 30, 2007 by approximately $30 million (1.5% of UPB) or $0.10 earnings per share. A 100 basis point increase in the discount rate applied to the related cash flows would have increased the valuation allowance related to these loans at September 30, 2007 by approximately $45 million (2.0% of UPB) or $0.14 earnings per share. In each of these sensitivity calculations the other variable is held constant. In reality, changes in one variable could result in changes in the other variable, which might magnify or counteract the sensitivities. With respect to assets remaining in assets held for sale at December 31, 2007, a 10% deterioration in loss and discount rate assumptions would increase the corresponding valuation allowance by approximately $15 million (3.0% of UPB) or $0.05 earnings per share.

Retained Interests in Securitizations – Significant financial assumptions, including loan pool credit losses, prepayment speeds and discount rates, are utilized to determine the fair values of retained interests, both at the date of the securitization and in the subsequent quarterly valuations of retained interests. These assumptions reflect both the historical experience and anticipated trends relative to the products securitized. Any resulting losses, representing the excess of carrying value over estimated fair value that are other than temporary, are recorded in current earnings. However, unrealized gains are reflected in stockholders’ equity as part of other comprehensive income. See Note 6 for additional information regarding securitization retained interests and related sensitivity analysis.

Lease Residual Values – Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We generally bear greater risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life than a finance lease. Management performs periodic reviews of the estimated residual values, with non-temporary impairment recognized in the current period as an increase to depreciation expense for operating lease residual impairment, or as an adjustment to yield for residual value adjustments on finance leases. Data regarding equipment values, including appraisals, and our historical residual realization experience are among the factors considered in evaluating estimated residual values. As of December 31, 2006, our direct financing lease residual balance was $2.1 billion and our total operating lease equipment balance, including estimated residual value at the end of the lease term, was $12.6 billion. A hypothetical 10% fluctuation in the total of these amounts equates to $4.77 in earnings per share over the remaining life of the assets.

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

During the third quarter of 2007, legislation was passed with respect to the student lending business. Among other things, the legislation reduced the maximum interest rates that can be charged by lenders in connection with a variety of loan products, increased loan origination fees paid to the government by lenders, and reduced the lender guarantee percentage. During the fourth quarter of 2007, market valuations for student lending businesses declined further, reflecting the failed the sale of a significant student lender, the market’s continued emerging view of the legislative changes and the general difficult environment for lenders in this sector, including higher funding costs and credit deterioration in the industry. As a result, management performed an interim impairment test in accordance with SFAS 142 for the goodwill and intangible assets related to the student lending business as of December 31, 2007 and determined an impairment charge of $312.1 million, representing the entire goodwill and intangible asset balance, was required.

In addition to the above market events related to the student lending business, the deterioration in the residential mortgage lending market and disruption to the capital markets continued in the fourth quarter of 2007, which contributed to a decline the Company’s stock price. As a result, management performed the impairment test for the Corporate Finance, Trade Finance and Vendor Finance segments as of December 31, 2007. The fair value for these segments, which was determined based upon observable market valuation data, exceeded the corresponding segment book values. Accordingly, management determined that no impairment charge for these three segments was required.

Item 7: Management’s Discussion and Analysis PAGE 57

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

The Goodwill and Intangible Assets balance was $1,152.5 million at December 31, 2007. A hypothetical 10% fluctuation in the value equates to $0.60 in earnings per share. See Note 23 for additional information regarding the current year evaluation and impairment determination.

FIN 48 Liabilities and Tax Reserves – We have open tax years in the U.S. and Canada and other jurisdictions that are currently under examination by the applicable taxing authorities, and certain later tax years that may in the future be subject to examination. We periodically evaluate the adequacy of our FIN 48 liabilities and tax reserves, taking into account our open tax return positions, tax assessments received, tax law changes and third party indemnifications. The process of evaluating FIN 48 liabilities and tax reserves involves the use of estimates and a high degree of management judgment. The final determination of tax audits could affect our tax reserves.

Deferred tax assets and liabilities are recognized for the future tax consequences of transactions that have been reflected in the Consolidated Financial Statements. Our ability to realize deferred tax assets is dependent on prospectively generating taxable income by corresponding tax jurisdiction, and in some cases on the timing and amount of specific types of future transactions. Management’s judgment regarding uncertainties and the use of estimates and projections is required in assessing our ability to realize net operating loss (“NOL’s”) and other tax benefit carry-forwards, as these assets expire at various dates beginning in 2008, and they may be subject to annual use limitations under the Internal Revenue Code and other limitations under certain state laws. Management utilizes historical and projected data, budgets and business plans in making these estimates and assessments. Deferred tax assets relating to NOL’s were $730.2 million, net of valuation allowance, at December 31, 2007. A hypothetical 10% fluctuation in the value of deferred tax assets relating to NOL’s equates to $0.38 in earnings per share. See Note 15 for additional information regarding income taxes.

See Note 1 to the financial statements for a discussion of recently issued accounting pronouncements.

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

CIT _ ANNUAL REPORT 2007 PAGE 58

Non-GAAP Reconciliations as of December 31 (dollars in millions)

	2007	2006	2005

Managed assets(1):
Finance receivables	$ 62,536.5	$ 55,064.9	$ 44,294.5
Operating lease equipment, net	12,610.5	11,017.9	9,635.7
Financing and leasing assets held for sale	1,606.0	1,793.7	1,620.3
Equity and venture capital investments (included in other assets)	165.8	25.4	30.2

Total financing and leasing portfolio assets	76,918.8	67,901.9	55,580.7
Securitized assets	6,311.2	6,261.4	7,285.7

Managed assets	$ 83,230.0	$ 74,163.3	$ 62,866.4

Earning assets(2):
Total financing and leasing portfolio assets	$ 76,918.8	$ 67,901.9	$ 55,580.7
Credit balances of factoring clients	(4,542.2)	(4,131.3)	(4,187.8)

Earning assets	$ 72,376.6	$ 63,770.6	$ 51,392.9

Total tangible capital(3):
Total common stockholders’ equity	$ 6,460.6	$ 7,251.1	$ 6,462.7
Other comprehensive (income) loss relating to derivative financial instruments	96.6	(34.2)	(27.6)
Unrealized gain on securitization investments	(7.8)	(18.4)	(17.0)
Goodwill and intangible assets	(1,152.5)	(1,008.4)	(1,011.5)

Tangible common stockholders’ equity	5,396.9	6,190.1	5,406.6
Junior subordinated notes and convertible debt	1,440.0	–	–
Preferred stock	500.0	500.0	500.0
Preferred capital securities(4)	–	250.3	252.0

Total tangible capital	$ 7,336.9	$ 6,940.4	$ 6,158.6

	Year to Date
Total net revenues(5):	December 2007	December 2006	December 2005

Net finance revenue	$2,020.3	$1,802.6	$1,635.2
Other income	$1,580.1	$1,248.8	$1,244.0

Total net revenues	$3,600.4	$3,051.4	$2,879.2

(1)	Managed assets are utilized in certain credit and expense ratios. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.
(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.
(3)	Total tangible stockholders’ equity is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive income/losses relating to derivative financial instruments and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.
(4)	The preferred capital securities were called on March 12, 2007.
(5)	Total net revenues are the combination of net finance revenues and other income.

Item 7: Management’s Discussion and Analysis PAGE 59

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “expect,” “estimate,” “plan,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

–	our liquidity risk management,
–	our credit risk management,
–	our asset/liability risk management,
–	our funding, borrowing costs and net finance revenue,
–	our capital, leverage and credit ratings,
–	our operational risks, including success of build-out initiatives and acquisitions,
–	legal risks,
–	our growth rates,
–	our commitments to extend credit or purchase equipment, and
–	how we may be affected by legal proceedings.

All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

–	risks of economic slowdown, downturn or recession,
–	industry cycles and trends,
–	demographic trends,
–	risks inherent in changes in market interest rates and quality spreads,
–	funding opportunities and borrowing costs,
–	changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets,
–	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,
–	adequacy of reserves for credit losses,
–	risks associated with the value and recoverability of leased equipment and lease residual values,
–	application of fair value accounting in volatile markets,
–	changes in laws or regulations governing our business and operations,
–	changes in competitive factors, and
–	future acquisitions and dispositions of businesses or asset portfolios.

CIT _ ANNUAL REPORT 2007 PAGE 60

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CIT Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of CIT Group Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 119, under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 29, 2008

Item 8: Financial Statements and Supplementary Data PAGE 61

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — Assets December 31 (dollars in millions — except share data)

	2007	2006

ASSETS
Financing and leasing assets held for investment:
Finance receivables, including receivables pledged of $23,556.8 and $4,311.6	$ 62,536.5	$ 55,064.9
Reserve for credit losses	(831.5)	(659.3)

Net finance receivables	61,705.0	54,405.6
Operating lease equipment, net	12,610.5	11,017.9
Financing and leasing assets held for sale	1,606.0	1,793.7
Cash and cash equivalents, including $479.2 and $179.0 restricted	6,792.3	4,458.4
Retained interests in securitizations	1,289.9	1,059.4
Goodwill and intangible assets, net	1,152.5	1,008.4
Other assets	5,091.8	3,742.3

Total Assets	$ 90,248.0	$ 77,485.7

CONSOLIDATED BALANCE SHEETS — Liabilities and Stockholders’ Equity
Debt:
Commercial paper	$ 2,822.3	$ 5,365.0
Non-recourse, secured borrowings	17,430.3	4,398.5
Variable-rate senior unsecured notes	19,888.2	19,184.3
Fixed-rate senior unsecured notes	29,477.6	29,107.1
Junior subordinated notes and mandatory convertible debt	1,440.0	–
Preferred capital securities	–	250.3

Total debt	71,058.4	58,305.2
Deposits	2,745.8	2,399.6
Credit balances of factoring clients	4,542.2	4,131.3
Accrued liabilities and payables	4,883.5	4,858.6

Total Liabilities	83,229.9	69,694.7

Commitments and Contingencies (Note 17)
Minority interest	57.5	39.9

Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized
Issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	350.0
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	150.0
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 214,390,177 and 213,555,940	2.1	2.1
Outstanding: 189,925,603 and 198,295,376
Paid-in capital, net of deferred compensation of $34.4 and $68.7	10,453.9	10,678.9
Accumulated deficit	(2,949.8)	(2,838.9)
Accumulated other comprehensive income	194.8	129.6
Less: treasury stock, 24,464,574 and 15,260,564 shares, at cost	(1,240.4)	(720.6)

Total Common Stockholders’ Equity	6,460.6	7,251.1

Total Stockholders’ Equity	6,960.6	7,751.1

Total Liabilities and Stockholders’ Equity	$ 90,248.0	$ 77,485.7

CIT _ ANNUAL REPORT 2007 PAGE 62

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, (dollars in millions — except per share data)

	2007	2006	2005

Finance revenue	$ 7,024.9	$ 5,693.9	$4,515.2
Interest expense	3,832.3	2,867.8	1,912.0
Depreciation on operating lease equipment	1,172.3	1,023.5	968.0

Net finance revenue	2,020.3	1,802.6	1,635.2
Provision for credit losses	593.8	222.2	217.0

Net finance revenue after credit provision	1,426.5	1,580.4	1,418.2
Valuation allowance for receivables held for sale	1,271.4	15.0	106.6

Net finance revenue, after credit provision and valuation allowance	155.1	1,565.4	1,311.6
Other income	1,580.1	1,248.8	1,244.0

Total net revenue after valuation allowance	1,735.2	2,814.2	2,555.6
Salaries and general operating expenses	1,478.7	1,382.6	1,113.8
Provision for severance and real estate exiting activities	76.8	19.6	25.2
Loss on early extinguishments of debt	139.3	–	–
Impairment of goodwill and intangible assets	312.7	–	–

(Loss) income before provision for income taxes	(272.3)	1,412.0	1,416.6
Benefit (provision) for income taxes	194.4	(364.4)	(464.2)
Minority interest, after tax	(3.1)	(1.6)	(3.3)

Net (loss) income before preferred stock dividends	(81.0)	1,046.0	949.1
Preferred stock dividends	(30.0)	(30.2)	(12.7)

Net (loss) income (attributable) available to common stockholders	$ (111.0)	$ 1,015.8	$ 936.4

Per common share data
Basic (loss) earnings per share	$ (0.58)	$ 5.11	$ 4.54
Diluted (loss) earnings per share	$ (0.58)	$ 5.00	$ 4.44
Number of shares – basic (thousands)	191,412	198,912	206,059
Number of shares – diluted (thousands)	191,412	203,111	210,734
Dividends per common share	$ 1.00	$ 0.80	$ 0.61

Item 8: Financial Statements and Supplementary Data PAGE 63

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2004	$ –	$2.1	$10,674.3	$(4,499.1)	$ (58.4)	$(63.8)	$ 6,055.1

Net income before preferred stock dividends				949.1			949.1
Foreign currency translation adjustments					110.7		110.7
Change in fair values of derivatives qualifying as cash flow hedges					54.7		54.7
Unrealized gain on available for sale equity and securitization investments, net					8.7		8.7
Minimum pension liability adjustment					(0.5)		(0.5)

Total comprehensive income							1,122.7

Issuance of Series A and B preferred stock	500.0		(10.1)				489.9
Stock repurchase agreement			(8.5)			(491.5)	(500.0)
Cash dividends - common				(128.7)			(128.7)
Cash dividends - preferred				(12.7)			(12.7)
Restricted stock expense			43.3				43.3
Treasury stock purchased, at cost						(276.3)	(276.3)
Exercise of stock option awards, including tax benefits			(65.5)			231.1	165.6
Employee stock purchase plan participation			(0.6)			4.4	3.8

December 31, 2005	500.0	2.1	10,632.9	(3,691.4)	115.2	(596.1)	6,962.7

Net income before preferred stock dividends				1,046.0			1,046.0
Foreign currency translation adjustments					58.7		58.7
Change in fair values of derivatives qualifying as cash flow hedges					6.6		6.6
Unrealized gain on available for sale securitization investments, net					1.1		1.1
Minimum pension liability adjustment					0.7		0.7

Total comprehensive income							1,113.1

Adjustment to initially apply FASB Statement No. 158, net of tax					(52.7)		(52.7)
Cash dividends - common				(163.3)			(163.3)
Cash dividends - preferred				(30.2)			(30.2)
Restricted stock expense			44.1				44.1
Stock option expense			30.8				30.8
Treasury stock purchased, at cost						(315.2)	(315.2)
Exercise of stock option awards, including tax benefits			(28.9)			186.7	157.8
Employee stock purchase plan participation						4.0	4.0

December 31, 2006	$500.0	$2.1	$10,678.9	$(2,838.9)	$129.6	$(720.6)	$ 7,751.1

CIT _ ANNUAL REPORT 2007 PAGE 64

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions) (continued)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2006	$500.0	$2.1	$ 10,678.9	$(2,838.9)	$129.6	$(720.6)	$ 7,751.1

Net income before preferred stock dividends				(81.0)			(81.0)
Foreign currency translation adjustments					186.9		186.9
Change in fair values of derivatives qualifying as cash flow hedges					(130.8)		(130.8)
Unrealized (loss) on available for sale equity and securitization investments, net					(10.5)		(10.5)
Minimum pension liability adjustment					19.6		19.6

Total comprehensive income							(15.8)

Adjustments to initially apply FASB FSP 13-2 and FIN 48 (see Note 1)				0.1			0.1
Cash dividends - common			(191.9)				(191.9)
Cash dividends - preferred				(30.0)			(30.0)
Stock repurchase agreement			(5.9)			(494.1)	(500.0)
Restricted stock expense			17.9				17.9
Stock option expense			24.3				24.3
Treasury stock purchased, at cost						(224.2)	(224.2)
Issuance of stock pursuant to forward equity commitment agreement			(4.0)			12.0	8.0
Forward contract fees related to issuance of mandatory convertible equity units			(23.7)				(23.7)
Exercise of stock option awards, including tax benefits			(40.2)			182.9	142.7
Employee stock purchase plan participation			(1.5)			3.6	2.1

December 31, 2007	$500.0	$2.1	$ 10,453.9	$(2,949.8)	$194.8	$(1,240.4)	$ 6,960.6

Item 8: Financial Statements and Supplementary Data PAGE 65

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31 (dollars in millions)

	2007	2006	2005

Cash Flows From Operations
Net income before preferred stock dividends	$ (81.0)	$ 1,046.0	$ 949.1
Adjustments to reconcile net income to net cash flows from operations:
Depreciation, amortization and accretion	1,280.8	1,066.4	922.0
Gains on equipment, receivable and investment sales	(533.9)	(396.5)	(349.0)
Valuation allowance for lending receivables held for sale	1,271.4	15.0	106.6
Goodwill and intangible asset impairment charges	312.7	–	–
Loss on early extinguishments of debt	139.3	–	–
Provision for credit losses	593.8	222.2	217.0
(Benefit) provision for deferred income taxes	(266.3)	159.6	324.6
Share-based compensation amortization	42.2	74.9	43.3
Decrease (increase) in finance receivables held for sale	224.6	(102.8)	199.3
(Increase) decrease in other assets	(1,160.1)	(496.2)	339.0
(Decrease) increase in accrued liabilities and payables	505.5	(340.3)	183.1

Net cash flows provided by operations	2,329.0	1,248.3	2,935.0

Cash Flows From Investing Activities
Finance receivables extended and purchased	(77,636.3)	(77,165.5)	(64,436.5)
Principal collections of finance receivables and investments	65,166.5	62,781.0	54,708.7
Proceeds from asset and receivable sales	8,457.6	6,819.9	6,351.9
Purchases of assets to be leased and other equipment	(2,865.2)	(2,860.2)	(2,428.2)
Acquisitions, net of cash acquired	(3,989.2)	(854.7)	(985.4)
Net (increase) decrease in short-term factoring receivables	112.9	(233.9)	96.5

Net cash flows (used for) investing activities	(10,753.7)	(11,513.4)	(6,693.0)

Cash Flows From Financing Activities
Net increase (decrease) in commercial paper	(2,542.7)	140.0	1,014.1
Proceeds from the issuance of term debt	24,176.4	19,904.7	13,765.1
Repayments of term debt	(10,717.2)	(9,450.0)	(9,133.8)
Net increase in deposits	346.2	2,137.7	104.2
Net repayments of non-recourse leveraged lease debt	(234.4)	(1,451.1)	(630.0)
Collection of security deposits and maintenance funds	1,580.2	1,201.2	1,006.4
Repayment of security deposits and maintenance funds	(1,353.3)	(1,032.4)	(972.1)
Treasury stock repurchases	(718.3)	(315.2)	(820.2)
Treasury stock issuances	198.5	190.7	235.5
Cash dividends paid	(221.9)	(193.5)	(141.4)
Excess tax benefit related to share-based compensation	10.3	31.6	–
Issuance of preferred stock	–	–	489.9
Other	(65.4)	33.3	(22.4)

Net cash flows provided by financing activities	10,458.4	11,197.0	4,895.3

Net increase in cash and cash equivalents	2,033.7	931.9	1,137.3
Unrestricted cash and cash equivalents, beginning of period	4,279.4	3,347.5	2,210.2

Unrestricted cash and cash equivalents, end of period	$ 6,313.1	$ 4,279.4	$ 3,347.5

Supplementary Cash Flow Disclosure
Interest paid	$ 3,079.8	$ 2,404.9	$ 1,651.5
Federal, foreign, state and local income taxes paid, net	$ 199.0	$ 159.1	$ 115.6
Supplementary Non-cash Disclosure
Non-cash transfer of home lending receivables from held-for-investment to held-for-sale	$ 1,390.3	$ –	$ –

CIT _ ANNUAL REPORT 2007 PAGE 66

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of CIT Group Inc. and its majority owned subsidiaries, and those variable interest entities (VIEs) where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Results of operations of companies purchased are included from the dates of acquisition and for VIEs, from the dates that the Company became the primary beneficiary. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements. The Company accounts for investments in companies for which it owns a voting interest of 20 percent to 50 percent and for which it has the ability to exercise significant influence over operations and financial decisions using the equity method of accounting. These investments are included in other assets and the Company’s proportionate share of net income or loss is included in other income.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

In 2007, the Company changed its basis of presentation for its business segments. For additional information on segments, see Note 21 – Business Segment Information. In addition, the Company revised the classification of cash flow changes in security deposits and aerospace equipment maintenance funds and included these amounts as a separate line item within “Cash Flows From Financing Activities”. Previously, these changes had been included in the line item Increase (decrease) in accrued liabilities and payables in “Cash Flows from Operations”. The presentation of corresponding 2006 and 2005 balances have been conformed to this presentation. The effect of the revision to the previously issued 2006 and 2005 cash flow statement is a reduction of $168.8 million and $34.3 million from cash flows from operations, and corresponding increase in cash flows from financing activities. Further, eligible amounts due to/from derivative counterparties have been reclassified, resulting in a $418 million increase to other assets and accrued liabilities and payables in the 2006 presentation.

Financing and Leasing Assets

CIT extends credit to customers through a variety of financing arrangements, including term loans, lease financing and operating leases. The amounts outstanding on loans, direct financing and leveraged leases are referred to as finance receivables and, when combined with finance receivables held for sale and the net book value of operating lease equipment, represent financing and leasing assets.

Loans and lease receivables are accounted for as held-for-investment (HFI) if management has the intent and ability to hold the receivables for the foreseeable future or until maturity. Loans classified as HFI are recorded at amortized cost. Direct financing leases classified as HFI are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Leveraged leases, for which a major portion of the funding is provided by third party lenders on a non-recourse basis, with CIT providing the balance and acquiring title to the property, are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less non-recourse third party debt and unearned finance revenue. Management performs periodic reviews of estimated residual values with other than temporary impairment recognized in current period earnings. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans is recorded at the lower of carrying value or estimated fair value, less costs to sell, when acquired.

Maintenance costs incurred that exceed maintenance funds collected for commercial aircraft are not capitalized if they do not provide a future economic benefit and do not extend the useful life of the aircraft. Such costs may include costs of routine aircraft operation and costs of maintenance and spare parts incurred in connection with re-Ieasing an aircraft and during the transition between leases. For such maintenance costs that are not capitalized, a charge is recorded in general operating expense at the time the costs are incurred. Income recognition related to maintenance funds collected is deferred to the extent management estimates costs will be incurred by subsequent lessees performing scheduled maintenance. Upon the disposition of an aircraft, any excess maintenance funds that exist are recognized as income.

The determination of intent and ability for the foreseeable future is highly judgmental and requires management to make good faith estimates based on information available at the time. Generally, the Company’s intent to syndicate and securitize assets is established prior to the origination of specific assets as part of the Company’s asset, liability and liquidity risk management process. Similarly, CIT’s intent to hold assets that are classified as HFI is generally established prior to origination.

Loans and lease receivables designated for sale, securitization or syndication are classified as finance receivables held for sale and are carried at lower of cost or fair value. The amount by which costs exceeds fair value is recorded as a valuation allowance. Subsequent changes in the valuation allowance are included in the determination of net income in the period in which the change occurs. Loans transferred from the held-for-sale classification to the held-for-investment classification are transferred at the lower of cost or market on the transfer date, which coincides with the date of change in management’s intent. The difference between the carrying value of the loan and the market value, if lower, is reflected as a loan discount at the transfer date, which reduces its carrying value. Subsequent to the transfer, the discount is accreted into earnings as an increase to finance revenue over the life of the loan using the interest method.

Item 8: Financial Statements and Supplementary Data PAGE 67

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Finance revenue includes interest on loans, the accretion of income on direct financing leases and leveraged leases, discount on loans held for investment, and rents on operating leases. Related origination and other nonrefundable fees and direct origination costs are deferred and amortized as an adjustment of finance revenue over the contractual life of the transactions. Revenue on finance receivables other than leveraged leases is recognized on an accrual basis commencing in the month of origination. Leveraged lease revenue is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which CIT has a positive investment in the transaction, net of related deferred tax liabilities. Rental revenue on operating leases is recognized on a straight line basis over the lease term.

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

The reserve for credit losses is determined based on three key components: (1) specific reserves for loans that are impaired under Statement of Financial Accounting Standards (SFAS) 114, based upon the value of underlying collateral or projected cash flows, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected charge-offs and (3) reserves for estimated losses inherent in the portfolio based upon economic risks, industry and geographic concentrations and other factors. In management’s judgment, the reserve for credit losses is adequate to provide for credit losses inherent in the portfolio. However, changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the reserve for credit losses.

With respect to assets transferred to held for investment from held for sale, a reserve for credit losses is recognized to the extent estimated inherent losses exceed corresponding remaining discount at the applicable balance sheet date.

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

Charge-off of Finance Receivables

Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the borrower’s financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers) and the status of collection activities. Such charge-offs are deducted from the carrying value of the related finance receivables. To the extent that an unrecovered balance remains due, a final charge-off is taken at the time collection efforts are deemed no longer useful. Charge-offs are recorded on home lending, consumer and certain small ticket commercial finance receivables beginning at 180 days of contractual delinquency. Collections on accounts previously charged off are recorded as recoveries. With respect to assets transferred to held for investment from held for sale, charge-offs are recognized to the extent the loan carrying value, including remaining unaccreted discount, exceeds the corresponding expected future cash flows for that loan.

Retained Interests in Securitizations

Pools of assets are originated and sold to special purpose entities which, in turn, issue debt securities backed by the asset pools or sell individual interests in the assets to investors. CIT retains the servicing rights and participates in certain cash flows from the pools. For transactions meeting accounting sale criteria, the present value of expected net cash flows (after payment of principal and interest to certificate and/or note holders and credit-related disbursements) that exceeds the estimated cost of servicing is recorded at the time of sale as a “retained interest.” Retained interests in securitized assets are classified as available-for-sale securities and accounted for at fair value in accordance with SFAS No. 115. In its estimation of those net cash flows and retained

CIT _ ANNUAL REPORT 2007 PAGE 68

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interests, management employs a variety of financial assumptions, including loan pool credit losses, prepayment speeds and discount rates. These assumptions are supported by both CIT’s historical experience, market trends and anticipated performance relative to the particular assets securitized. Subsequent to the recording of retained interests, estimated cash flows underlying retained interests are periodically updated based upon current information and events that management believes a market participant would use in determining the current fair value of the retained interest. If the analysis indicates that an adverse change in estimated cash flows has occurred, an “other-than temporary” impairment is recorded and included in net income to write down the retained interest to estimated fair value. Unrealized gains are not credited to current earnings, but are reflected in stockholders’ equity as part of other comprehensive income.

Servicing assets or liabilities are established when the fees for servicing securitized assets are more or less than adequate compensation to CIT for servicing the assets. CIT securitization transactions generally do not result in servicing assets or liabilities, as typically the contractual fees are adequate compensation in relation to the associated servicing costs. To the extent applicable, servicing assets or liabilities are recorded at fair value and recognized in earnings over the servicing period and are periodically evaluated for impairment.

In February 2005, CIT acquired Education Lending Group, Inc., a specialty finance company principally engaged in providing education loans (primarily U.S. government guaranteed), products and services to students, parents, schools and alumni associations. This business is largely funded with “Education Loan Backed Notes,” which are accounted for under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The assets related to these borrowings are owned by a special purpose entity that is consolidated in the CIT financial statements, and the creditors of that special purpose entity have received ownership and, or, security interests in the assets. CIT retains certain call features with respect to these borrowings. The transactions do not meet the SFAS 140 requirements for sales treatment and are, therefore, recorded as secured borrowings and are reflected in the Consolidated Balance Sheet as Finance receivables pledged and Non-recourse, secured borrowings. Certain cash balances, included in cash and cash equivalents, are restricted in conjunction with these borrowings.

In 2007, the Company also funded a portion of the business in the asset-backed markets with on-balance sheet financings secured by home loans, factoring receivables, and certain other commercial loans. Similar to the student loan facilities, these transactions do not meet the accounting (SFAS 140) requirements for sales treatment and are therefore reflected in the Consolidated Balance Sheet as Finance receivables pledged and Non-recourse, secured borrowings.

Derivative Financial Instruments

As part of managing economic risk and exposure to interest rate, foreign currency and, in limited instances, credit risk, CIT enters into various derivative transactions in over-the-counter markets with other financial institutions. To ensure both appropriate use as a hedge and to achieve hedge accounting treatment, whenever possible, derivatives entered into are designated according to a hedge objective against a specific liability, forecasted transaction or, in limited instances, assets. The critical terms of the derivatives, including notional amounts, rates, indices, and maturities, match the related terms of the underlying hedged items. CIT does not enter into derivative financial instruments for speculative purposes.

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

Item 8: Financial Statements and Supplementary Data PAGE 69

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

Derivative instruments are transacted with CIT customers using interest rate swaps and other derivatives with our customers as well as derivative transactions with other financial institutions with like terms. These derivative instruments do not qualify for hedge accounting. As a result, changes in fair value of the derivative instruments are reflected in current earnings.

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

CIT _ ANNUAL REPORT 2007 PAGE 70

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mandatory Convertible Equity Units

The Company has allocated proceeds received upon issuance of the mandatory convertible equity units in accordance with APB 14 based on relative fair values at the time of issuance. The fair value of the equity forward at issuance was zero. The Company has allocated 0.15% of the 3.0% of underwriting commissions paid to the debt as deferred charges based on commissions paid for similar debt issuances in the past. The deferred charges will be amortized over the life of the note (until remarketing date) using the interest method. The remaining underwriting commissions (2.85%) were allocated to the equity forward and recorded as a reduction to paid in capital. The present value of the future quarterly equity forward payments has been recorded at inception as a liability and a reduction to paid-in capital. Interest on the liability component will be recorded as an adjustment to the yield. In computing earnings per share (EPS), the treasury stock method is used. Basic EPS will not be affected until the equity forwards are satisfied and the holders thereof become common stock holders. Diluted EPS will not be affected until CIT’s common stock price is over $42 per share (120% of $34.98 reference price at security issue). See Note 9 for additional discussion.

The value of the stock purchase contracts is included in equity based on the requirements of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The equity forwards require physical settlement, and are therefore accounted for as equity.

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

Actual fair values in the marketplace are affected by many factors, such as supply and demand, market liquidity, investment trends, the motivations of buyers and sellers, and geopolitical risks which are not considered in the methodology used to determine the estimated fair values presented. In addition, fair value estimates are based on existing financial instruments without attempting to estimate the value of future business transactions and the value of assets and liabilities that are part of CIT’s overall value but are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include customer base, operating lease equipment, premises and equipment, assets received in satisfaction of loans, and deferred tax balances. In addition, tax effects relating to the unrealized gains and losses (differences in estimated fair values and carrying values) have not been considered in these estimates and can have a significant effect on fair value estimates. The carrying amounts for cash and cash equivalents approximate fair value because they have short maturities and do not present significant credit risks. Credit-related commitments, as disclosed in Note 17 – “Commitments and Contingencies”, are primarily short-term variable-rate contracts whose terms and conditions are individually negotiated, taking into account the creditworthiness of the customer and the nature, accessibility and quality of the collateral and guarantees. Therefore, the fair value of credit-related commitments, if exercised, would approximate their contractual amounts.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future taxation of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the relevant facts and circumstances, it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. income taxes are generally not provided on undistributed earnings of foreign operations as such earnings are permanently invested. FIN 48 liabilities and tax reserves reflect open tax return positions, tax assessments received, tax law changes and third party indemnifications, and are included in current taxes payable, which is reflected in accrued liabilities and payables.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet to be recognized in the financial statements. The Company applied FIN 48 to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation. As a result of the adoption, a direct charge for $6.4 million increased the Accumulated deficit as of January 1, 2007. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s

Item 8: Financial Statements and Supplementary Data PAGE 71

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unrecognized tax benefits totaled $211.0 million, the recognition of which would affect the annual effective income tax rate. During the twelve months ended December 31, 2007, the Company recognized approximately $8.0 million net decrease in the liability for uncertain tax positions, offset by a $14.2 million increase attributable to foreign currency revaluation.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $48.7 million for the payment of interest and penalties at January 1, 2007, which is included as a component of the $211.0 million unrecognized tax benefit noted above. During the twelve months ended December, 2007, the Company recognized approximately $1.8 million net decrease in potential interest and penalties associated with uncertain tax positions offset by a $7.6 million increase attributable to foreign currency revaluation. After the impact of recognizing the net increase in liability and interest noted above, the Company’s unrecognized tax benefits totaled $223.0 million, the recognition of which would affect the annual effective tax rate. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2008 in the range of $20-$40 million. See Note 15 - Income Taxes, for additional disclosures.

Other Comprehensive Income/Loss

Other comprehensive income/loss includes unrealized gains on securitization retained interests and other available-for-sale investments, foreign currency translation adjustments pertaining to both the net investment in foreign operations and the related derivatives designated as hedges of such investments, the changes in fair values of derivative instruments designated as hedges of future cash flows and certain pension and post-retirement benefit obligations. Amounts are recognized net of tax to the extent applicable.

Foreign Currency Translation

CIT has operations in Canada, Europe and several other countries outside the United States. The functional currency for these foreign operations is generally the local currency. The value of the assets and liabilities of these operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates effective during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in accumulated other comprehensive income. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in net income.

Other Income

Other income is recognized in accordance with relevant authoritative pronouncements and includes the following: (1) factoring commissions, (2) commitment, facility, letters of credit, advisory and syndication fees, (3) servicing fees, including servicing of securitized loans, (4) gains and losses from sales of leasing equipment and sales and syndications of finance receivables, (5) gains from and fees related to securitizations including accretion related to retained interests (net of impairment), (6) equity in earnings of joint ventures and unconsolidated subsidiaries, and (7) gains and losses related to certain derivative transactions.

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

Earnings per Share

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. In 2006 and 2005 where net income was positive, diluted EPS includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. In 2007, our net loss had the effect of making these dilutive securities anti-dilutive for EPS calculation.

Stock-Based Compensation

On January 1, 2006, the Company adopted the revision to SFAS No. 123, “Share-Based Payment” (“FAS 123R”), which requires the recognition of compensation expense for all stock-based compensation plans. As a result, salaries and general operating expenses for 2007 and 2006 include compensation expense related to employee stock option plans and employee stock purchase plans. The Company utilized the modified prospective transition method in the adoption of FAS 123R and compensation expense is recognized over the vesting period (requisite service period), generally three years, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. The compensation expense assumes a 4% annual forfeiture rate for employees who are not executive officers and 1% annual forfeiture rate for executive officers.

Accounting for Costs Associated with Exit or Disposal Activities

A liability for costs associated with exit or disposal activities, other than in a business combination, is recognized when the liability is

CIT _ ANNUAL REPORT 2007 PAGE 72

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incurred. The liability is measured at fair value, with adjustments for changes in estimated cash flows recognized in earnings.

Consolidated Statements of Cash Flows

Cash and cash equivalents includes cash and interest-bearing deposits, which generally represent overnight money market investments of excess cash maintained for liquidity purposes. The Company maintains its cash balances principally at financial institutions located in the United States and Canada. The balances are not insured. Cash and cash equivalents include amounts at CIT Bank, a Utah industrial bank, which are only available for the bank’s funding and investment requirements pursuant to the bank’s charter. Cash inflows and outflows from commercial paper borrowings and most factoring receivables are presented on a net basis in the Statements of Cash Flows, as their original term is generally less than 90 days.

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

Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R modifies the accounting for business combinations and requires, with limited exceptions, the acquiring entity in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date fair value. In addition, SFAS 141R limits the recognition of acquisition-related restructuring liabilities and requires the following: the expensing of acquisition-related and restructuring costs and the acquirer to record contingent consideration measured at the acquisition date fair value. SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009. Early adoption of SFAS 141R is not permitted. The Company is currently evaluating the effect of this standard.

On December 4, 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires all entities to report noncontrolling (i.e. minority) interests in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of a parent’s owners and the interests of a noncontrolling owners of a subsidiary. SFAS 160 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between two market participants on the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial statements. For additional information on fair value of certain financial assets and liabilities, see “Fair Value of Financial Instruments” in this Note, and Note 19 – Fair Value of Financial Instruments.

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

NOTE 2 – FINANCE RECEIVABLES

The following table presents finance receivables by loans and lease receivables and certain components thereto, as well as finance receivables previously securitized and still serviced by CIT.

December 31, (dollars in millions)

	2007	2006

Loans	$ 51,591.0	$ 47,151.9
Leases	10,945.5	7,913.0

Finance receivables	$ 62,536.5	$ 55,064.9

Finance receivables securitized and managed by CIT	$ 6,311.2	$ 6,261.3
Unearned income	$ (3,760.4)	$ (3,501.9)
Equipment residual values	$ 2,103.9	$ 1,937.7
Leverage leases(1)	$ 434.4	$ 496.3
Pledged or Encumbered Finance Receivables
Consumer (student lending)	$ 9,079.4	$ 4,031.1
Home Lending	7,074.3	–
Trade Finance (factoring)	5,279.7	–
Other(2)	2,123.4	280.5

Finance receivables pledged or encumbered	$ 23,556.8	$ 4,311.6

(1)	Leveraged leases are presented net of third party non-recourse debt payable of $625.9 million and $860.3 million at December 31, 2007 and 2006.
(2)	Other includes $1.5 billion of acquisition financing, a secured borrowing related to an energy finance project and financing (related to $262 million of commercial loans) executed via total return swap, under which CIT retains control of, and the full risk related to, these loans.

Item 8: Financial Statements and Supplementary Data PAGE 73

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the contractual maturities of finance receivables by respective fiscal period.

December 31, (dollars in millions)

	2007		2006
Due Within Year:
1	$13,972.6	22.3%	$12,709.7	23.1%
2	6,560.1	10.5%	4,879.2	8.9%
3	5,950.7	9.5%	4,371.9	7.9%
4	5,679.1	9.1%	3,563.2	6.5%
5	5,324.3	8.5%	4,147.9	7.5%
Thereafter	25,049.7	40.1%	25,393.0	46.1%

Total	$62,536.5	100.0%	$55,064.9	100.0%

The following table sets forth certain information regarding non-performing assets. Non-performing assets reflect both finance receivables on non-accrual status (primarily finance receivables that are ninety days or more delinquent) and assets received in satisfaction of loans (repossessed assets).

December 31, (dollars in millions)

	2007	2006

Non-accrual finance receivables	$1,162.7	$662.0
Assets received in satisfaction of loans	215.8	108.5

Total non-performing assets	$1,378.5	$770.5

Percentage of finance receivables	2.20%	1.40%

The following table contains information on finance receivables evaluated for impairment and the related reserve for credit losses. The Company excludes homogenous type loans such as home loans and other consumer loans, small-ticket loans and lease receivables, short-term factoring customer finance receivables and certain other receivables from its universe of receivables evaluated for impairment as described in Note 1. Non-performing home lending and consumer balances totaled $900.8 million, $454.1 million and $214.0 million at December 31, 2007, 2006 and 2005. The reserve for credit losses at December 31, 2007, 2006 and 2005 includes approximately $250 million, $168 million, and $137 million for home lending and manufactured housing.

At or for the Years Ended December 31, (dollars in millions)

	2007	2006	2005

Finance receivables considered for impairment	$249.7	$261.0	$302.5
Impaired finance receivables with allowance(1)	$145.1	$131.0	$229.7
Allowance(1)	$ 52.1	$ 53.4	$ 76.5
Impaired finance receivables with no specific allowance(2)	$104.6	$130.0	$ 72.8
Average monthly investment in impaired finance receivables	$219.4	$337.6	$315.5
(1)	Impaired finance receivables are those loans whose estimated fair value is less than the current recorded value. The allowance is the difference between these two amounts.
(2)	In these cases, the expected proceeds from collateral liquidation and cash flow sources is sufficient to recover receivable balances.

On June 30, 2007 the Company determined that its home lending receivables portfolio no longer qualified as assets held for investment. Accordingly, approximately $11.3 billion of unpaid principal balance was transferred to assets held for sale and reduced to the lower of cost or market, resulting in a pretax charge of $765.3 million. Subsequently, management determined an orderly run-off of a substantial portion of the Company’s home lending receivables portfolio, rather than a sale was preferable and $9.7 billion in then remaining unpaid principal balance (UPB) was transferred at the lower of cost or market from assets held for sale to assets held for investment. A valuation charge of $465.5 million pretax was recorded to reduce the portfolio to lower of cost or market value, on a loan by loan basis, prior to transfer to held for investment. The portion of the accumulated valuation allowance related to loans transferred from held for sale to held for investment is accounted for as a discount and is accreted into earnings over the contractual life of the assets using the level yield method.

CIT _ ANNUAL REPORT 2007 PAGE 74

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consistent with management’s determination to hold certain assets for the foreseeable future, the Company has segregated $7.2 billion UPB of the $9.7 billion portfolio in a bankruptcy-remote vehicle and issued $5.2 billion of securities as on-balance sheet, non-recourse secured financings. These financing transactions encumber the assets for their remaining lives, as the terms of the securitizations do not permit the Company to withdraw assets from the securitization vehicles or to substitute comparable assets. The majority of the remaining $2.5 billion portfolio transferred to held for investment at September 30, 2007 was comprised of re-performing first liens, which had either been delinquent or modified at some point in the account history, and home equity lines of credit. Management has both the ability and intent to hold over their remaining lives the entire $9.7 billion of home lending assets transferred to held for investment and to liquidate them in accordance with their contractual terms.

The securities in the on-balance sheet financing (securitization) transactions described above were structured into separate credit tranches and rated AAA through BBB-. The $5.2 billion private placement of securities sold to investors was comprised entirely of the AAA components of the structure.

NOTE 3 – RESERVE FOR CREDIT LOSSES

The following table presents changes in the reserve for credit losses.

At or for the Years Ended December 31, (dollars in millions)

	2007	2006	2005

Balance, beginning of period	$ 659.3	$ 621.7	$ 617.2

Provision for credit losses	593.8	245.2	182 .4
Provision for credit losses — specific reserving actions(1)	–	(23.0)	34.6
Reserves relating to receivables transferred to held for sale	(227.8)	–	–
Reserves applied to acquisitions and other(2)	69.2	40.4	38.6

Net additions to the reserve for credit losses	435.2	262.6	255.6

Charged-off - finance receivables	(355.9)	(322.9)	(328.7)
Recoveries on finance receivables previously charged-off	92.9	97.9	77.6

Net credit losses	(263.0)	(225.0)	(251.1)

Balance, end of period	$ 831.5	$ 659.3	$ 621.7

Reserve for credit losses as a percentage of finance receivables	1.33%	1.20%	1.40%
Reserve for credit losses, excluding reserves related to impaired loans, as a percentage of finance receivables excluding guaranteed student loans and home lending(3)	1.22%	1.19%	1.24%
(1)	The 2005 amount relates to a specific reserve for credit losses for estimated incurred losses associated with hurricanes Katrina and Rita. During 2006 that reserve was re-assessed regarding the projected amounts required to cover remaining exposures related to the hurricanes. As result, approximately $23.0 million was released from the specific reserve and provisioned to other components of the reserve for credit losses.
(2)	Amounts reflect reserves established for estimated losses inherent in portfolios acquired through purchases or business combinations, as well as foreign currency translation adjustments.
(3)	Loans guaranteed by the U.S. government are excluded from the calculation.

NOTE 4 – OPERATING LEASE EQUIPMENT

The following table provides an analysis of the net book value (net of accumulated depreciation of $2.8 billion at December 31, 2007 and $2.5 billion at December 31, 2006) of operating lease assets, by equipment type.

December 31, (dollars in millions)

	2007	2006

Commercial aircraft (including regional aircraft)	$ 7,190.0	$ 6,283.7
Railcars and locomotives	3,784.7	3,470.1
Information technology	262.7	332.3
Office equipment	453.4	253.0
Communications	231.8	211.6
Medical equipment, machinery and other	687.9	467.2

Total(1)	$12,610.5	$11,017.9

(1)	Includes equipment off lease of $396.8 million and $159.1 million at December 31, 2007 and 2006.

Item 8: Financial Statements and Supplementary Data PAGE 75

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental income on operating leases, which is included in finance revenue, totaled $2.0 billion, $1.8 billion and $1.5 billion for the years ended December 31, 2007, 2006 and 2005. The following table presents future minimum lease rentals due on non-cancelable operating leases at December 31, 2007. Excluded from this table are variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing operating lease equipment at lease expiration, all of which are components of operating lease profitability.

Years Ended December 31, (dollars in millions)

2007

2008	$1,635.6
2009	1,285.3
2010	913.4
2011	638.5
2012	424.8
Thereafter	833.3

Total	$5,730.9

NOTE 5 – CONCENTRATIONS

The following table summarizes the geographic and industry compositions (by obligor) of financing and leasing portfolio assets.

December 31, (dollars in millions)

Geographic	2007		2006

Northeast	$14,530.2	18.9%	$12,715.5	18.7%
West	12,893.0	16.7%	12,113.2	17.9%
Midwest	12,769.5	16.6%	11,994.2	17.7%
Southeast	10,209.1	13.3%	10,079.1	14.8%
Southwest	6,659.0	8.7%	6,642.1	9.8%

Total U.S.	57,060.8	74.2%	53,544.1	78.9%
Canada	4,841.1	6.3%	3,823.3	5.6%
Other international	15,016.9	19.5%	10,534.5	15.5%

Total	$76,918.8	100.0%	$67,901.9	100.0%

December 31, (dollars in millions)

Industry	2007		2006

Student lending(1)	$11,584.9	15.1%	$ 8,772.7	12.9%
Manufacturing(2)	9,923.5	12.9%	8,383.3	12.3%
Home mortgage(3)(6)	9,010.4	11.7%	10,087.8	14.9%
Commercial airlines (including regional airlines)	8,625.8	11.2%	7,344.0	10.8%
Retail(4)	7,225.6	9.4%	6,759.0	10.0%
Service industries	5,282.7	6.9%	3,966.4	5.8%
Healthcare	4,223.1	5.5%	3,388.4	5.0%
Transportation(5)	3,138.8	4.1%	3,063.9	4.5%
Wholesaling	1,889.9	2.5%	2,485.0	3.7%
Communications	1,625.3	2.1%	1,367.0	2.0%
Other (no industry greater than 2.0%)	14,388.8	18.6%	12,284.4	18.1%

Total	$76,918.8	100.0%	$67,901.9	100.0%

(1)	In late 2007, we ceased originating new private student loans. However, the portfolio is expected to grow approximately $200 million in 2008 due to existing funding commitments. Loans to students at the top 5 institutions represent approximately 50% of the portfolio at December 31, 2007. Includes amounts financed to students of a private pilot training school that filed for bankruptcy in 2008. See Note 27 for additional information.
(2)	Includes manufacturers of apparel (1.7%), followed by food and kindred products, steel and metal products, transportation equipment, industrial machinery and equipment, electronic equipment, textiles, printing and other industries.
(3)	Includes receivables from consumers for products in manufactured housing.
(4)	Includes retailers of apparel (3.7%) and general merchandise (3.6%).
(5)	Includes rail, bus, over-the-road trucking industries and business aircraft.
(6)	Geographic concentrations by region for home lending include $2.0 billion northeast, $1.6 billion midwest, $2.7 billion west, $2.0 billion southeast and $0.7 billion southwest. The top 5 states include California, Florida, New York, Illinois, and Texas.

CIT _ ANNUAL REPORT 2007 PAGE 76

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RETAINED INTERESTS IN SECURITIZATIONS

The Company securitizes loans that may be serviced by the Company or the other parties. With each securitization, the company may retain all or a portion of the securities, subordinated tranches, interest-only strips and in some cases, cash reserve accounts, all of which constitute retained interests. Retained interests in securitizations are designated as available for sale and include the following:

December 31, (dollars in millions)

	2007	2006

Retained interests in loans other than home lending:
Retained subordinated securities(1)	$ 582.4	$ 304.3
Interest-only strips	426.0	395.5
Cash reserve accounts	251.0	318.7

Sub-total	1,259.4	1,018.5

Retained interests in Home Lending loans:
Retained subordinated securities	26.4	34.8
Interest-only strips	4.1	6.1

Sub-total	30.5	40.9

Total retained interests in securitizations	$1,289.9	$1,059.4

(1)	2007 balance includes $81.9 million retained interests in a healthcare real estate investment trust and $6.8 million in a collateralized loan obligation.

The following table summarizes the net accretion recognized in pretax earnings, the related impairment charges, and unrealized after-tax gains, reflected as a part of accumulated other comprehensive income.

Years Ended December 31, (dollars in millions)

	2007	2006	2005

Net accretion in pre-tax earnings	$ 87.7	$ 95.7	$ 62.5
Impairment charges, included in net accretion	$ 20.7	$ 2.1	$ 39.4
Unrealized after tax gains	$ 7.8	$ 18.4	$ 17.0

Item 8: Financial Statements and Supplementary Data PAGE 77

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the key assumptions used in measuring the retained interest carrying value of the securitization transactions outstanding at the end of 2007. Weighted average prepayment speed is based on a constant prepayment rate which expresses payments as a function of the declining amount of loans at a compound annual rate. Weighted average expected credit losses are expressed as annual loss rates:

	Consumer Technology Leases	Vendor Finance	Small Business Lending	Home Lending and Manufactured Housing	Recreational Vehicles and Boats
Weighted-average life (in years)	1.4	1.4	3.7	3.9	2.4
Weighted average prepayment speed	44.50%	8.70%	16.89%	20.54%	21.50%
Impact on fair value of 10% adverse change	$ (34.3)	$ (0.6)	$ (1.4)	$ (1.1)	$ –
Impact on fair value of 20% adverse change	(63.5)	(1.2)	(2.7)	(2.3)	–
Weighted average expected credit losses(1)	–	0.93%	2.48%	0.80%	1.64%
Impact on fair value of 10% adverse change	$ –	$ (4.1)	$ (2.3)	$ (1.1)	$ (0.2)
Impact on fair value of 20% adverse change	–	(8.2)	(4.7)	(2.3)	(0.4)
Weighted average discount rate	8.20%	9.09%	14.00%	13.00%	15.00%
Impact on fair value of 10% adverse change	$ (7.7)	$ (4.6)	$ (0.5)	$ (0.8)	$ –
Impact on fair value of 20% adverse change	(15.2)	(9.0)	(0.9)	(1.5)	(0.1)
Retained subordinated securities	$ 210.3	$ 233.7	$ 49.6	$ 26.4	$ –
Interest only securities	368.4	52.2	5.4	4.1	–
Cash reserve accounts	142.8	89.3	11.5	–	7.5

Carrying value	$ 721.5	$ 375.2	$ 66.5	$ 30.5	$ 7.5

The following summarizes the key assumptions used in measuring the retained interests as of the date of securitization for transactions completed in 2007.

Weighted average prepayment speed	37.39%	9.06%	16.76%	No activity	No activity
Weighted average expected credit losses(1)	0.00%	0.67%	2.27%	No activity	No activity
Weighted average discount rate	8.63%	9.00%	14.00%	No activity	No activity
Weighted average life (in years)	1.47	1.69	3.88	No activity	No activity
(1)	The weighted average expected credit losses with respect to Consumer Technology Leases are zero, based on a contractual recourse agreement with a third party originator of these assets.

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

CIT _ ANNUAL REPORT 2007 PAGE 78

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes static pool credit losses for public securitizations by year of issuance. Static pool credit losses represent the sum of actual losses (life-to-date) and projected future credit losses, divided by the original balance of each of the respective asset pools in the securitizations. There was no public securitization consummated in 2007.

	2007	2006	2005

Actual and projected losses at:
December 31, 2007	N/A	1.15%	1.12%
December 31, 2006		0.97%	1.42%
December 31, 2005			1.54%

The table that follows summarizes the roll-forward of retained interest balances and cash flows received from and paid to securitization trusts.

Years Ended December 31, (dollars in millions)

	2007	2006	2005

Retained Interests
Retained interest at beginning of period	$ 1,059.4	$ 1,136.4	$ 1,155.6
New sales	967.2	634.4	683.0
Distributions from trusts	(769.1)	(817.7)	(797.6)
Change in fair value	(39.8)	2.3	13.7
Other, including net accretion, and clean-up calls	72.2	104.0	81.7

Retained interest at end of period	$ 1,289.9	$ 1,059.4	$ 1,136.4

Cash Flows During the Periods
Proceeds from new securitizations	$ 3,380.1	$ 2,943.8	$ 3,543.9
Other cash flows received on retained interests	769.1	817.7	788.4
Servicing fees received	60.2	64.4	67.8
Reimbursable servicing advances, net	10.3	6.6	12.9
Repurchases of delinquent or foreclosed assets and ineligible contracts	(11.3)	(13.8)	(11.6)
Purchases of contracts through clean-up calls	(113.6)	(310.4)	(320.5)
Guarantee draws	–	(1.4)	(2.2)

Total, net	$ 4,094.8	$ 3,506.9	$ 4,078.7

Item 8: Financial Statements and Supplementary Data PAGE 79

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents net charge-offs and accounts past due 60 days or more, on both an owned portfolio basis and managed receivable basis.

At or for the year ended December 31, (dollars in millions)

	2007		2006		2005
Net Charge-offs of Finance Receivables
Commercial	$ 126.9	0.32%	$ 119.5	0.36%	$ 174.0	0.57%
Consumer	136.1	0.76%	105.5	0.64%	77.0	0.75%

Total	$ 263.0	0.45%	$ 225.0	0.45%	$ 251.0	0.60%

Net Charge-offs of Managed Receivables
Commercial	$ 158.3	0.35%	$ 144.0	0.37%	$ 206.2	0.55%
Consumer	163.3	0.85%	142.4	0.82%	128.3	1.10%

Total	$ 321.6	0.50%	$ 286.4	0.50%	$ 334.5	0.68%

Finance Receivables Past Due 60 Days or More
Commercial	$ 611.7	1.47%	$ 443.9	1.23%	$ 402.0	1.32%
Consumer	1,562.9	7.71%	878.0	4.65%	356.2	2.59%

Total	$2,174.6	3.43%	$1,321.9	2.40%	$ 758.2	1.71%

Managed Receivables Past Due 60 Days or More
Commercial	803.4	1.68%	$ 581.1	1.23%	$ 509.7	1.34%
Consumer	1,632.1	7.40%	946.7	4.66%	455.7	2.98%

Total	$2,435.5	3.42%	$1,527.8	2.42%	$ 965.4	1.81%

NOTE 7 – OTHER ASSETS

The following table presents the components of other assets.

December 31, (dollars in millions)

	2007	2006

Receivables from derivative counterparties	$1,097.0	$ 540.5
Deposits on commercial aerospace flight equipment	821.7	719.0
Accrued interest and dividends	703.5	520.9
Investments in and receivables from non-consolidated subsidiaries	233.8	535.7
Repossessed assets and off-lease equipment	226.6	124.1
Equity and debt investments	294.3	46.3
Furniture and fixtures	190.8	172.1
Prepaid expenses	131.4	99.2
Miscellaneous receivables and other assets	1,392.7	984.5

	$5,091.8	$3,742.3

NOTE 8 – DEBT

Commercial Paper

The following table presents data on commercial paper borrowings.

At or for the year ended December 31, (dollars in millions)

	December 31, 2007	December 31, 2006
At year end:
Borrowing outstanding	$ 2,822.3	$ 5,365.0
Weighted average interest rate	5.59%	5.33%
Weighted average number of days to maturity	23 days	57 days
For the year ended:
Daily average borrowings	$ 5,171.8	$ 4,757.9
Maximum amount outstanding	$ 7,131.4	$ 6,094.3
Weighted average interest rate	5.40%	5.03%

CIT _ ANNUAL REPORT 2007 PAGE 80

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable and Fixed-rate Senior Unsecured Notes

The consolidated weighted average interest rates on variable-rate senior notes at December 31, 2007 and December 31, 2006 were 5.09% and 5.32%, respectively. Fixed-rate senior debt outstanding at December 31, 2007 matures at various dates through 2036. The consolidated weighted-average interest rates on fixed-rate senior debt at December 31, 2007 and December 31, 2006 were 5.30% and 5.28%, respectively. Foreign currency-denominated debt (stated in U.S. Dollars) totaled $9,731.4 million at December 31, 2006, of which $7,121.1 million was fixed-rate and $2,610.3 million was variable-rate. Foreign currency-denominated debt (stated in U.S. Dollars) totaled $10,580.0 million at December 31, 2007, of which $7,602.7 million was fixed-rate and $2,977.3 million was variable-rate.

The following tables present total variable-rate and fixed-rate term debt.

December 31, (dollars in millions)

Variable-Rate Term Debt	2007	2006

Due in 2007	$ –	$ 5,103.4
Due in 2008(1)	7,377.0	6,367.9
Due in 2009	5,956.4	3,890.6
Due in 2010	1,918.8	819.9
Due in 2011	2,238.6	1,930.4
Due in 2012	1,052.1	302.1
Due after 2012	1,345.3	770.0

Total	$19,888.2	$19,184.3

(1)	CIT has $1.175 billion of AAA rated and $150 million of AA rated auction rate securities outstanding linked to seasoned student loan securitizations that reset every 28 days. Failed note auctions result in the Company paying an average rate of LIBOR plus 1.5% on the AAA rated securities and LIBOR plus 2.5% on the AA rated securities.

Fixed-Rate Term Debt	2007	2006

Due in 2007	$ –	$ 4,163.4
Due in 2008 (rates ranging from 2.70% to 10.48%)	2,730.5	2,664.6
Due in 2009 (rates ranging from 3.35% to 10.48%)	1,785.9	1,410.6
Due in 2010 (rates ranging from 2.75% to 10.48%)	3,346.3	3,069.0
Due in 2011 (rates ranging from 4.25% to 10.48%)	3,787.2	3,461.7
Due in 2012 (rates ranging from 3.80% to 10.48%)	3,670.6	1,895.2
Due after 2012 (rates ranging from 4.45% to 7.80%)	14,157.1	12,442.6

Total	$29,477.6	$29,107.1

CIT maintains registration statements with the Securities and Exchange Commission (SEC) covering debt securities that the Company may sell in the future. At December 31, 2007, 4 billion euros of registered but unissued debt securities were available under a euro medium-term notes program, under which CIT may issue debt securities and other capital market securities in multiple currencies. In addition, CIT maintains an effective shelf registration with the SEC for the issuance of senior and subordinate debt, and other capital market securities that does not require a specific limit under SEC rules. The following table represents information on unsecured committed lines of credit at December 31, 2007, that can be drawn upon to support U.S. commercial paper borrowings.

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

The credit line agreements contain clauses that permit extensions beyond the expiration dates upon written consent from the participating lenders. In addition to the above lines, CIT has undrawn, unsecured committed lines of credit of $175.5 million, which supports the Australia commercial paper program. Certain foreign operations utilize local financial institutions to fund operations. At December 31, 2007, local committed credit facilities totaled $495.6 million, of which $250.9 million was undrawn and available. CIT also has a $750 million, five-year letter of credit facility, primarily in conjunction with the factoring business. As of December 31, 2007, $308.0 million was undrawn and available under this facility.

The Company’s unsecured notes are issued under indentures containing certain covenants and restrictions on CIT. Among the covenants, which also apply to the credit agreements, is a negative pledge provision that limits the granting or permitting of liens on the assets owned by the holding company. In addition, the credit agreements also contain a requirement that CIT maintain a minimum net worth of $4.0 billion.

Non-recourse secured borrowings

Capital markets volatility in the second half of 2007 reduced the Company’s use of the unsecured debt and commercial paper markets. A higher proportion of funding was completed through the asset-backed markets. The Company raised approximately $13.5 billion of proceeds during the year from on-balance sheet financings including: $5.2 billion collateralized by home loans, $5.5 billion collateralized by student loans, $1.3 billion collateralized by factoring receivables and $1.6 billion secured by equipment loans and leases. These transactions do not meet the accounting (SFAS 140) requirements for sales treatment and are therefore recorded as non-recourse secured borrowings, with the proceeds reflected in Non-recourse, secured borrowings in the Consolidated Balance Sheet. The student lending business (“Student Loan Xpress”), is funded partially with Education Loan Backed

Item 8: Financial Statements and Supplementary Data PAGE 81

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes. Certain cash balances are restricted in conjunction with the student lending borrowings.

The following table summarizes the secured borrowings. The consolidated weighted average interest rate on these secured borrowings at December 31, 2007 was 5.63%. Amounts do not include non-recourse borrowings related to leveraged lease transactions.

December 31, (dollars in millions)

	2007	2006

Due in 2007	$ –	$1,002.8
Due in 2008	2,546.4	2.8
Due in 2009	1,154.4	274.9
Due in 2010	781.8	–
Due in 2011	640.3	–
Due in 2012	511.2	–
Due after 2012	11,796.2	3,118.0

Total	$17,430.3	$4,398.5

Junior Subordinated Notes

During 2007, the Company issued $750 million junior subordinated notes. Interest on the notes will accrue from and including the original issue date up to, but not including, March 15, 2017 at a fixed rate equal to 6.10% per year, payable semi-annually in arrears on March 15 and September 15 of each year. Subsequently, interest on the notes will accrue at an annual rate equal to three-month LIBOR plus a margin equal to 1.815% (181.5 basis points), payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on June 15, 2017. The notes will be subordinate in right of payment of all senior and subordinated indebtedness and will be effectively subordinated to all indebtedness of CIT subsidiaries, except for any indebtedness that explicitly ranks on parity with these notes.

The terms of the outstanding junior subordinated notes restrict the Company’s ability to pay dividends on common stock if and so long as CIT does not pay all accrued and unpaid interest on its junior subordinated notes, in full when due. Further, CIT is prohibited from paying interest on the junior subordinated notes if, among other things, the average four quarters fixed charge ratio is less than or equal to 1.10 on the thirtieth day prior to the interest payment date. The average four quarters fixed charge ratio is defined as (a) the sum, for the Company’s most recently completed four fiscal quarters, of the quotient of (x) our earnings (excluding income taxes, interest expense, extraordinary items, goodwill impairment and amounts related to discontinued operations) and (y) interest expense plus preferred dividends, divided by (b) four. The average fixed charge ratio was below 1.10 at December 31, 2007. Notwithstanding the foregoing, CIT may pay such interest to the extent of any net proceeds that we have received from the sale of common stock during the 90 days prior to the 180 days prior to the interest payment date.

Mandatory Convertible Debt

In October 2007, the Company issued 27.6 million mandatorily convertible equity units with a stated amount of $25 each, for proceeds totaling $690 million. Each equity unit consists of a contract to purchase CIT common stock and a 2.5% beneficial ownership interest in a $1,000 principal amount senior note due November 15, 2015. The Company is obligated to pay holders of the equity units quarterly at a rate of 0.25% per year of the stated amount of $25, or $0.0625 per year. Under the purchase contract, holders are required to purchase CIT common stock no later than November 17, 2010. The equity units are convertible into common stock at any time prior to November 17, 2010 at the option of the holder. Until settlement of a purchase contract, the shares of CIT stock underlying each purchase contract are not outstanding, and the holder of the purchase contract is not entitled to any voting rights, rights to dividends or other distributions or other rights of a holder of our common stock by virtue of holding such purchase contract.

On the purchase date, the market price per share of common stock in relation to the reference price will determine how many shares of stock each equity unit holder will receive. The shares to be delivered will be based on the following conversion table:

Applicable Market Value of Common Shares	Conversion Rate
Less than or equal to $34.98	0.7147 shares
Between $34.98 and $42.00	# of shares = $25.00 divided by market value
Equal to or greater than $42.00	0.5952 shares

CIT _ ANNUAL REPORT 2007 PAGE 82

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEPOSITS

The following table presents data on deposit balances.

(dollars in millions)

	2007	2006

Deposits Outstanding at December 31,	$ 2,745.8	$ 2,399.6
Weighted average interest rate	5.37%	5.33%
Weighted average number of days to maturity	504 days	580 days

	2007	2006

Daily average deposits for the years ended December 31,	$ 3,151.3	$ 1,326.4
Maximum amount outstanding	$ 3,451.4	$ 2,399.6
Weighted average interest rate for the year	4.90%	5.08%

	December 31, 2007	December 31, 2006
Due in 2007	$ –	$ 905.9
Due in 2008 (weighted average rate 5.43%)	1,397.1	945.3
Due in 2009 (weighted average rate 5.32%)	729.1	352.6
Due in 2010 (weighted average rate 5.27%)	335.5	74.8
Due in 2011 (weighted average rate 5.26%)	124.8	69.5
Due in 2012 (weighted average rate 5.35%)	55.3	51.5
Due after 2012 (weighted average rate 5.37%)	104.0	–

Total	$2,745.8	$2,399.6

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

Upon executing a derivative contract, the Company designates the derivative as either held for trading, an economic hedge not designated as a SFAS 133 hedge, or a qualifying SFAS 133 hedge. The designation may change based upon management’s reassessment or changing circumstances. Derivatives utilized by the Company principally include swaps and forward settlement contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Financial forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. CIT also executes interest rate swaps with customers (and offsetting swaps with financial institutions) in connection with certain lending arrangements. In addition, the Company utilizes credit derivatives to manage the credit risk associated with its loan portfolio. For additional information see Note 1 Summary of Significant Accounting Policies.

The fair value of the Company’s derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in the Company’s consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the Company’s netting policy by counterparty, is set forth below:

December 31, (dollars in millions)

	2007		2006
	Assets	Liabilities	Assets	Liabilities

Interest rate swaps	$ 199.3	$ (294.8)	$134.1	$(273.8)
Cross currency swaps	862.5	(7.0)	368.0	(6.3)
Foreign currency forward exchange contracts	0.6	(298.7)	15.5	(79.6)
Commodity swap	–	–	6.3	–

Derivatives qualifying as SFAS 133 hedges	1,062.4	(600.5)	523.9	(359.7)
Non-qualifying derivatives	34.6	(65.3)	16.6	(20.0)

Total	$1,097.0	$(665.8)	$540.5	$(379.7)

Item 8: Financial Statements and Supplementary Data PAGE 83

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information regarding qualifying SFAS 133 hedges, specifically the notional principal value of interest rate swaps by class and the corresponding hedged positions.

December 31, (dollars in millions)

2007 Notional	2006 Notional	Hedged Item	Hedge Classification
Variable rate to fixed rate swaps(1)
$ 9,744.8	$ 9,435.7	Cash flow variability associated with specific variable-rate debt	Cash flow
1,796.9	2,663.5	Cash flow variability related to forecasted commercial paper issuances	Cash flow

$11,541.7	$12,099.2

Fixed rate to variable rate swaps(2)
$12,920.9	$14,026.0	Specific fixed rate debt	Fair value

(1)	CIT pays a fixed rate of interest and receives a variable rate of interest. These swaps hedge the cash flow variability associated with forecasted commercial paper and specific variable rate debt.
(2)	CIT pays a variable rate of interest and receives a fixed rate of interest. These swaps hedge specific fixed rate debt instruments.

The following table presents the notional principal amounts of cross-currency swaps by class and the corresponding hedged positions.

December 31, (dollars in millions)

2007	2006	Hedged Item	Hedge Classification	Description
$4,026.5	$3,905.5	Foreign Denominated debt	Foreign currency fair value

CIT pays a U.S. variable rate of interest and receives a variable foreign rate of interest. These swaps hedge the fair value changes in foreign currency associated with specific foreign denominated debt and are designated as foreign currency fair value hedges.

249.5	249.5	Foreign Denominated fixed-rate debt	Foreign currency cash flow

CIT pays a U.S. fixed rate of interest and receives a fixed foreign rate of interest. These swaps hedge the currency and interest rate cash flow variability associated with payments on specific foreign denominated fixed rate debt and are designated as foreign currency cash flow hedges.

27.6	115.3	Foreign currency loans to subsidiaries	Foreign currency cash flow

CIT receives a U.S. fixed rate of interest and pays a fixed foreign rate of interest. These swaps hedge the currency cash flow variability associated with payments on specific fixed-rate foreign denominated inter-company receivables and are designated as foreign currency cash flow hedges.

–	4.9	Foreign currency loans to subsidiaries	Foreign currency fair value

CIT receives a U.S. variable rate of interest and pays a variable foreign rate of interest. These swaps hedge the fair value currency changes associated with specific foreign denominated variable rate inter-company receivables and are designated as foreign currency fair value hedges.

$4,303.6	$4,275.2

CIT _ ANNUAL REPORT 2007 PAGE 84

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

December 31, (dollars in millions)

2007	2006	Hedged Item	Hedge Classification
$1,394.4	$ 904.1	Foreign currency loans to subsidiaries	Foreign currency cash flow
3,853.8	4,205.9	Foreign currency equity investments in subsidiaries	Foreign currency net investment

$5,248.2	$5,110.0

The table that follows summarizes the nature and notional amount of economic hedges that do not qualify for hedge accounting under SFAS 133.

December 31, (dollars in millions)

2007 Notional	2006 Notional	Type of Swaps/ Caps
$17,564.1	$1,365.1	Interest rate swaps
349.6	307.0	Cross-currency swaps
254.4	213.0	Foreign exchange forward contracts
3,184.1	946.8	Interest rate caps
168.0	128.0	Credit default swaps

$21,520.2	$2,959.9

The U.S. dollar interest rate swaps included in the table above relates to the following: (1) $11.6 billion in notional amount of interest rate swaps executed in conjunction with the third quarter on balance sheet securitization of home lending receivables, whereby CIT entered into offsetting swap transactions with the bankruptcy remote securitization trust formed for the transaction and with a third party commercial bank, each totaling $5.8 billion in notional amount and (2) $2.5 billion in notional amount of interest rate swaps related to customer derivative programs at December 31, 2007. CIT has also extended $3.2 billion in interest rate caps in connection with its customer derivative program. The notional amounts of derivatives related to the customer program include both derivative transactions with CIT customers, as well as offsetting transactions with third parties with like notional amounts and terms.

CIT also has certain cross-currency swaps, certain U.S. and Canadian dollar interest rate swaps, and interest rate caps that are economic hedges of certain interest rate and foreign currency exposures.

CIT has entered into credit default swaps, with terms of 5 years, to economically hedge certain CIT credit exposures.

In addition to the amount in the preceding table, CIT had $2.0 billion and $1.2 billion in notional amount of interest rate swaps outstanding with securitization trusts at December 31, 2007 and 2006 to protect the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $2.0 billion and $1.2 billion in notional amount at December 31, 2007 and 2006 to insulate the Company from the related interest rate risk.

Hedge ineffectiveness occurs in certain cash flow hedges, and was recorded as either an increase or decrease to interest expense as presented in the following table.

(dollars in millions)
	Ineffectiveness	Increase/Decrease to Interest Expense
Year ended December 31, 2007	$0.6	Decrease
Year ended December 31, 2006	$0.1	Decrease
Year ended December 31, 2005	$1.5	Increase

Item 8: Financial Statements and Supplementary Data PAGE 85

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY

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

The terms of the outstanding preferred stock restrict the Company’s ability to pay dividends on its common stock if and so long as CIT does not make distributions on our preferred stock, in full when due. Further, CIT is prohibited from declaring dividends on its preferred stock if, among other things, the average four quarters fixed charge ratio is less than or equal to 1.10 on the dividend declaration date or on the thirtieth day prior to the interest payment date, as the case may be. The average four quarters fixed charge ratio is defined as (a) the sum, for our most recently completed four fiscal quarters, of the quotient of (x) our earnings (excluding income taxes, interest expense, extraordinary items, goodwill impairment and amounts related to discontinued operations) and (y) interest expense plus preferred dividends, divided by (b) four. The average fixed charge ratio was below 1.10 at December 31, 2007. Notwithstanding the foregoing, CIT may declare such dividends to the extent of any net proceeds that CIT has received from the sale of common stock during the 90 days prior to the declaration of the dividend or the 180 days prior to the interest payment date. As discussed in Note 26, on January 23, 2008, CIT Group Inc. entered into an Underwriting Agreement with Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc., pursuant to which CIT agreed to sell shares of its common stock for an aggregate purchase price of up to $31.5 million. As a result, the Company sold 1,281,519 shares on January 30, 2008 and satisfied the conditions necessary to permit the declaration and payment of preferred stock dividends payable February 29, 2008.

Common Stock

The following table summarizes changes in common stock outstanding for the respective periods.

	Issued	Less Treasury	Outstanding

Balance at December 31, 2006	213,555,940	(15,260,564)	198,295,376
Treasury shares purchased	–	(12,877,316)	(12,877,316)
Shares held to cover taxes on vesting restricted shares	–	(291,232)	(291,232)
Stock options exercised	–	2,879,016	2,879,016
Shares issued for acquisitions	–	726,206	726,206
Shares sold to allow preferred dividend payment	–	235,800	235,800
Employee stock purchase plan participation	–	123,516	123,516
Restricted and performance shares issued	834,237	–	834,237

Balance at December 31, 2007	214,390,177	(24,464,574)	189,925,603

CIT _ ANNUAL REPORT 2007 PAGE 86

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income/(Loss)

The following table details the components of accumulated other comprehensive income/(loss), net of tax.

December 31, (dollars in millions)

	2007	2006	2005

Changes in fair values of derivatives qualifying as cash flow hedges	$ (96.6)	$ 34.2	$ 27.6
Foreign currency translation adjustments	319.1	132.2	73.5
Minimum pension liability adjustments	17.1	(2.5)	(3.2)
Unfunded pension liability(1)	(52.7)	(52.7)	–
Unrealized gain on available for sale equity and securitization investments	7.9	18.4	17.3

Total accumulated other comprehensive income	$194.8	$129.6	$115.2

(1)	The adoption of SFAS 158 at December 31, 2006 resulted in recording various unfunded post-retirement liabilities

The change in the fair values of derivatives qualifying as cash flow hedges related to variations in market interest rates, as these derivatives hedge the interest rate variability associated with an equivalent amount of variable-rate debt, including commercial paper. See Note 10 - Derivatives for additional information. The change in foreign currency translation adjustments balance during 2007 reflects the strengthening of various foreign currencies against the U.S. dollar, particularly the Canada dollar, British Pound and Euro, partially offset by corresponding hedging activity, on an after tax basis.

The components of the adjustment to Accumulated Other Comprehensive Income for derivatives qualifying as hedges of future cash flows are presented in the following table:

	Fair Value Adjustments of Derivatives	Income Tax Effects	Total Unrealized Gain (Loss)
Balance at December 31, 2005 — unrealized gain	$ 48.4	$(20.8)	$ 27.6
Changes in values of derivatives qualifying as cash flow hedges	10.8	(4.2)	6.6

Balance at December 31, 2006 — unrealized gain	59.2	(25.0)	34.2
Changes in values of derivatives qualifying as cash flow hedges	(230.0)	99.2	(130.8)

Balance at December 31, 2007 — unrealized loss	$(170.8)	$ 74.2	$ (96.6)

The unrealized loss as of and for the year ended December 31, 2007 reflects lower market interest rates since the inception of the hedges. The Accumulated Other Comprehensive Income (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining lives of the swaps. Assuming no change in interest rates, approximately $39 million, net of tax, of the Accumulated Other Comprehensive Income as of December 31, 2007 is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made.

Item 8: Financial Statements and Supplementary Data PAGE 87

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented.

(dollars in millions, except per share amounts, shares in thousands)

	Net Income / (Loss)	Common Shares	Per Share Amount
Year Ended December 31, 2007
Basic EPS:	$ (111.0)	191,412	$(0.58)
Effect of dilutive securities:
Restricted shares		–
Stock options		–

Diluted EPS	$ (111.0)	191,412	$(0.58)

Year Ended December 31, 2006
Basic EPS:	$1,015.8	198,912	$ 5.11
Effect of Dilutive Securities:
Restricted shares		1,912
Stock options		2,287

Diluted EPS	$1,015.8	203,111	$ 5.00

Year Ended December 31, 2005
Basic EPS:	$ 936.4	206,059	$ 4.54
Effect of Dilutive Securities:
Restricted shares		1,706
Stock options		2,969

Diluted EPS	$ 936.4	210,734	$ 4.44

Options and restricted shares that do not have a dilutive effect are not included in the denominator and averaged approximately 15.2 million shares, 13.8 million shares and 16.0 million shares for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 13 – OTHER INCOME

The following table sets forth the components of other income.

Years Ended December 31, (dollars in millions)

	2007	2006	2005

Fees and other income	$ 527.2	$ 547.3	$ 489.6
Gains on receivable sales and syndication fees	180.7	298.3	163.3
Factoring commissions	226.6	233.4	235.7
Gains on sales of leasing equipment	117.1	122.8	91.9
Gains on securitizations	45.3	47.0	39.1
Gain on sale of Dell Financial Services joint venture	247.1	–	–
Gain on portfolio and asset dispositions	236.1	–	181.3
Gain on derivatives	–	–	43.1

Total other income	$1,580.1	$1,248.8	$1,244.0

CIT _ ANNUAL REPORT 2007 PAGE 88

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SALARIES AND GENERAL OPERATING EXPENSES

The following table sets forth the components of salaries and general operating expenses.

Years Ended December 31, (dollars in millions)

	2007	2006	2005

Salaries and employee benefits	$ 892.5	$ 903.5	$ 695.8
Other operating expenses	586.2	479.1	418.0

Total	$1,478.7	$1,382.6	$1,113.8

NOTE 15 – INCOME TAXES

The (benefit)/provision for income taxes is comprised of the following.

Years Ended December 31, (dollars in millions)

	2007	2006	2005

Current federal income tax provision	$ 7.0	$ 42.4	$ 20.4
Deferred federal income tax (benefit)/provision	(238.0)	159.2	298.0

Total federal income taxes	(231.0)	201.6	318.4

Current state and local income taxes	19.1	36.9	40.8
Deferred state and local income taxes	(28.3)	0.4	26.6

Total state and local income taxes	(9.2)	37.3	67.4

Foreign income taxes	45.8	125.5	78.4

Total (benefit)/provision for income taxes	$(194.4)	$ 364.4	$ 464.2

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below.

December 31, (dollars in millions)

	2007	2006

Assets:
Net operating loss carry forwards	$ 730.2	$ 127.0
Provision for credit losses	217.8	216.9
Alternative minimum tax credits	242.2	157.0
Accrued liabilities and reserves	95.7	120.7
Other	233.0	192.3

Total deferred tax assets	1,518.9	813.9

Liabilities:
Operating leases	(1,138.3)	(1,010.3)
Leveraged leases	(171.1)	(366.3)
Loans and direct financing leases	(584.7)	(397.3)
Securitizations	(132.5)	(128.9)
Joint ventures	(52.4)	(16.4)
Other	(79.4)	(69.7)

Total deferred tax liabilities	(2,158.4)	(1,988.9)

Net deferred tax (liability)	$ (639.5)	$(1,175.0)

At December 31, 2007, CIT had U.S. federal net operating losses of approximately $1,584.6 million, including $77.5 million acquired in the 2005 purchase of the Education Lending Group, which expire in various years beginning in 2023. In addition, CIT has gross deferred tax assets of approximately $214.6 million and $7.0 million related to state net operating losses (NOLs) and capital losses, respectively, that will expire in various years beginning in 2008. Federal and state operating losses may be subject to annual use limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. Management believes that CIT will have sufficient taxable income in future years and can avail itself of tax planning strategies in order to fully utilize the federal losses. Accordingly, CIT does not believe a valuation allowance is required with respect to these federal net operating losses. Based on management’s assessment as to realizability, the net deferred tax liability includes a valuation allowance of approximately $46.1 million and $10.4 million against the recorded deferred tax asset for state NOLs and capital losses at December 31, 2007 and 2006, respectively.

Deferred federal income taxes have not been provided on approximately $1,150.8 million of cumulative earnings of foreign subsidiaries that the Company has determined to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on these permanently reinvested earnings.

Item 8: Financial Statements and Supplementary Data PAGE 89

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Percentage of Pretax Income Years Ended December 31,

	2007	2006	2005

Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	2.2	1.7	3.1
Tax on international operations	64.2	(6.3)	(3.4)
Non-deductible goodwill impairment charge	(36.9)	–	–
Deferred tax release associated with aircraft transfers	5.1	(5.1)	(1.2)
Other	1.8	0.5	(0.7)

Effective tax rate	71.4%	25.8%	32.8%

In 2007 significant noteworthy items impacted the relationship between recorded tax benefits, pre-tax earnings and the computed effective tax rate. Pre-tax losses were $272.3 million for the year ended December 31, 2007, with a corresponding tax benefit of $194.4 million, resulting in a reported effective tax rate of 71.4%. The effective tax rate differs from the U.S. federal tax rate of 35% primarily due to state and local income taxes, foreign earnings taxed at lower rates and other tax benefits associated with our international operations, as well as permanent differences between book and tax treatment of certain items (including the goodwill impairment writedown).

Due to the existence of the 2007 pre-tax loss, the items above that are the reconciling differences between the federal statutory tax rate and the effective tax rate have an atypical relationship to the baseline statutory rate when compared to their effect in prior periods. Specifically, reconciling items that would typically reduce the effective rate, such as the impact of the reduced tax rates applied to foreign earnings, serve to increase the effective rate in 2007. This is due to the fact that the tax benefit derived from the pre-tax losses are reduced by foreign earnings taxed at a lower rate, which results in a higher overall tax benefit than if the foreign earnings were taxed at the US statutory tax rate of 35%. The greater tax benefit against a pre-tax loss results in a higher effective tax rate. Similarly, the impact of the non-deductible goodwill impairment charge when applied against a pre-tax loss, is reflected as a reduction to the computed effective tax rate, as it reduces the tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31, (dollars in millions)

Balance at January 1, 2007	$ 211.0
Additions based on tax positions related to the current year	20.0
Additions based on tax positions related to prior years	13.6
Reductions for tax positions of prior years	(29.1)
Settlements and payments	(11.6)
Expiration of the statute of limitations	(2.7)
Foreign currency revaluation	21.8

Balance at December 31, 2007	$ 223.0

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $6.4 million in the liability for uncertain tax positions, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s liability for uncertain tax positions totaled $211.0 million (comprised of unrecognized tax benefits and associated interest and penalties), the recognition of which would affect the effective tax rate. During the twelve months ended December 31, 2007, the Company recognized an approximate $9.8 million net decrease in the liability for unrecognized tax benefits, offset by a $21.8 million increase attributable to foreign currency revaluation.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $48.7 million for the payment of interest and penalties at January 1, 2007, which is included as a component of the $211.0 million liability for uncertain tax positions noted above. During the twelve months ended December 31, 2007, the Company recognized an approximate $1.8 million net decrease in interest and penalties associated with uncertain tax positions, offset by a $7.6 million increase attributable to foreign currency revaluation.

After the impact of recognizing the net increase in liability and interest noted above, the Company’s unrecognized tax benefits totalled $223.0 million, the recognition of which would affect the effective tax rate. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2008 in the range of $20 - $40 million.

The Company’s U.S. Federal income tax returns for 2002 through 2004 are currently under examination by the Internal Revenue Service. The audit of the 1997 through 2001 years is currently being reviewed, having been returned by Appeals to

CIT _ ANNUAL REPORT 2007 PAGE 90

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an examining agent for further development of the disputed issues. The Canadian tax authorities are considering issues to which the Company has filed objections or Voluntary Disclosure relating to the 1992 through 2002 tax years. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2005. Management does not anticipate the resolution of these matters will result in a material change to its financial position or results of operations.

The Company, as required by regulation, has made payments totaling approximately $93 million (CAD) to Revenue Canada (“CRA”) in connection with disputed tax positions related to certain leasing transactions. The Company is engaged in settlement discussions with CRA with respect to these transactions, the outcome and timing of which is uncertain. These leasing transactions were originated by a predecessor prior to being acquired in a stock transaction by the Company. The predecessor shareholders provided an indemnification with respect to the tax attributes of these transactions. Management of the Company believes that the settlement of these transactions with CRA, or with the indemnitors, would not have a material impact on the Company’s financial position, cash flows or results of operations.

NOTE 16 – RETIREMENT, OTHER POSTRETIREMENT AND OTHER BENEFIT PLANS

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

The largest plan is the CIT Group Inc. Retirement Plan (the “Plan”), which accounts for 72% of the total pension benefit obligation at December 31, 2007. The Plan covers U.S. employees of CIT who have completed one year of service and have attained the age of 21. The Company also maintains a Supplemental Retirement Plan for employees whose benefit in the Plan is subject to Internal Revenue Code limitations.

On January 2, 2007, CIT acquired Barclay’s UK and German vendor finance businesses. The acquisition included an unfunded defined benefit plan with a total benefit obligation of $16.0 million as at January 2, 2007. CIT accounted for this acquisition using the purchase accounting method. As such, the projected benefit obligation was recognized as a new liability on the balance sheet. The recognition of this liability, at the date of acquisition, resulted in the elimination of any (a) previously existing unrecognized net gain or loss, (b) unrecognized prior service cost and (c) unrecognized net transition obligation.

The Plan has a “cash balance” formula that became effective January 1, 2001, at which time certain eligible members had the option of remaining under the Plan formula as in effect prior to January 1, 2001. Under the cash balance formula, each member’s accrued benefits as of December 31, 2000 were converted to a lump sum amount, and every month thereafter, the balance is credited with a percentage (5% to 8% depending on years of service) of the member’s “Benefits Pay”(comprised of base salary, plus certain annual bonuses, sales incentives and commissions). These balances also receive periodic interest credits, subject to certain government limits. The interest credit was 4.78%, 4.73%, and 4.88% for the plan years ended December 31, 2007, 2006, and 2005, respectively. Prior to January 1, 2008, upon termination or retirement after five years of employment, the amount credited to a member is to be paid in a lump sum or converted into an annuity at the option of the member. The member may also elect to defer payment until age 65.

During the fourth quarter of 2006, CIT completed amendments to its non-qualified pension plans, generally to comply with IRS Section 409A regulations. Also, as of December 31, 2006 CIT has included the impact of reducing the vesting period of the Plan from five years to three years recognizing the impact of Pension Protection Act on “cash balance” formula plans. These amendments increased the benefit obligations of those plans by $25.6 million, and is being recognized ratably in earnings over the remaining service life of the plan participants.

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

The disclosure and measurement dates included in this report for the Retirement and Postretirement Medical and Life Insurance Plans are December 31, 2007, 2006 and 2005.

The Company adopted SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” on a prospective basis effective December 31, 2006, which required

Item 8: Financial Statements and Supplementary Data PAGE 91

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognition of the funded status of retirement and other postretirement benefit plans, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet. It also required the Company to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credit that arise during the period but are not recognized as components of net periodic benefit cost.

The following tables set forth the change in benefit obligation, plan assets and funded status of the retirement plans as well as the net periodic benefit cost. All periods presented include amounts and assumptions relating to the Plan, the Supplemental Retirement Plan, an Executive Retirement Plan and various international plans.

Retirement Benefits
For the years ended December 31, (dollars in millions)

	2007	2006	2005

Change in Benefit Obligation
Benefit obligation at beginning of period	$376.7	$ 330.5	$314.5
Service cost	25.2	20.9	19.6
Interest cost	22.7	18.1	17.1
Amendments(1)	–	25.6	–
Actuarial (gain)/loss	(19.3)	(1.5)	3.3
Benefits paid	(10.5)	(6.6)	(5.9)
Acquisition/Transferred Liabilities	16.0	–	–
Plan settlements and curtailments	(23.0)	(13.6)	(18.2)
Termination benefits	0.7	0.6	2.3
Currency translation adjustment	2.6	2.7	(2.2)
Other	–	–	–

Benefit obligation at end of period	$391.1	$ 376.7	$330.5

Change in Plan Assets
Fair value of plan assets at beginning of period	$285.9	$ 272.1	$250.6
Actual return on plan assets	24.0	26.8	20.5
Employer contributions	16.5	5.6	26.1
Plan settlements	(20.9)	(13.6)	(18.0)
Benefits paid	(10.5)	(6.6)	(5.9)
Currency translation adjustment	0.3	1.6	(1.2)

Fair value of plan assets at end of period	$295.3	$285.9	$272.1

Reconciliation of Funded Status
Funded status	$ (95.8)	$ (90.8)	$ (58.4)
Unrecognized net actuarial loss	–	–	62.0
Unrecognized prior service cost	–	–	–

Net amount recognized	$ (95.8)	$ (90.8)	$ 3.6

(1)	Company assets, which are not included in the retirement plan assets on the preceding tables, are earmarked for the non-qualified U.S. Executive pension plan obligation.

Amounts Recognized in the Consolidated Balance Sheets before adoption of SFAS 158
Prepaid benefit cost	$ 39.2	$ 52.9
Accrued benefit liability	(72.3)	(53.8)
Intangible asset	17.1	–
Accumulated other comprehensive loss	3.5	4.5

Net amount recognized	$(12.5)	$ 3.6

CIT _ ANNUAL REPORT 2007 PAGE 92

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retirement Benefits (continued)
For the years ended December 31, (dollars in millions)

	2007	2006	2005

After adoption of SFAS 158:
Assets	$ –	$ –
Liabilities	(95.8)	(90.8)

Net amount recognized	$(95.8)	$ (90.8)

Amounts Recognized in Accumulated Other Comprehensive Income (AOCI) consist of:
Net actuarial loss	$ 29.0	$ 52.7
Prior service costs	22.7	25.6

Total AOCI (before taxes)	$ 51.7	$ 78.3

Change in AOCI Due to Adoption of SFAS 158 (before taxes)		$ 74.8

Weighted-average Assumptions Used to Determine Benefit at Period End
Discount rate	6.64%	5.93%	5.67%
Rate of compensation increase	4.39%	4.49%	4.25%
Weighted-average Assumptions Used to Determine Net Periodic Pension Cost for Periods
Discount rate	6.00%	5.67%	5.69%
Rate of compensation increase	4.45%	4.25%	4.25%
Expected long-term return on plan assets	7.92%	7.92%	7.93%
Components of Net Periodic Benefit Cost
Service cost	$ 25.2	$ 20.9	$ 19.6
Interest cost	22.7	18.1	17.1
Expected return on plan assets	(22.2)	(20.8)	(19.2)
Amortization of net loss	0.9	2.4	2.8
Amortization of prior service cost	2.7	–	–
Settlement and curtailment (gain)/loss	(0.3)	(0.1)	0.4
Termination benefits	0.7	0.6	2.3

Total net periodic expense	$ 29.7	$ 21.1	$ 23.0

Liabilities Acquired	$(16.0)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$(23.3)
Recognized actuarial gain (loss)	(0.3)
Prior service cost (credit)	–
Recognized prior service (cost) credit	(2.9)
Initial net (asset)/obligation	–
Recognized initial net (asset)/obligation	–
Currency Translation Adjustment	(0.1)

Total recognized in other comprehensive income (before tax effects)	$(26.6)

Total recognized in net benefit cost and other comprehensive (before tax effects)	$ 3.1

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
Loss recognition	$ 0.4	$ 1.5
Prior service cost recognition	$ 2.7	$ 2.6

Item 8: Financial Statements and Supplementary Data PAGE 93

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2007, reductions in workforce resulted in a curtailment under the US Retirement and Supplemental plans and resulted in one time charges of $0.2 million. Obligations for these plans were re-measured during the third quarter using a 6.50% discount rate. The expense for the third and fourth quarters of 2007 reflect the re-measurement.

Special termination benefits in connection with the sale of CIT’s construction equipment leasing business in 2007 resulted in a one time charge for the US Retirement plan in the amount of $0.7 million.

Expected long-term rate of return assumptions for pension assets are based on projected asset allocation and historical and expected future returns for each asset class. Independent analysis of historical and projected asset class returns, inflation, and interest rates are provided by our investment consultants and reviewed as part of the process to develop our assumptions.

The accumulated benefit obligation for all defined benefit pension plans was $359.0 million, $330.2 million, and $286.8 million, at December 31, 2007, 2006, and 2005, respectively. Plans with accumulated benefit obligations in excess of plan assets relate primarily to non-qualified U.S. plans and certain international plans.

Retirement Benefits
For the years ended December 31, (dollars in millions)

	2007	2006	2005

Expected Future Cashflows
Expected Company Contributions in the following fiscal year	$ 8.7	$ 9.4	$ 3.5
Expected Benefit Payments
1st Year following the disclosure date	$ 44.2	$ 29.3	$ 24.2
2nd Year following the disclosure date	$ 27.4	$ 17.1	$ 14.4
3rd Year following the disclosure date	$ 29.9	$ 20.2	$ 14.2
4th Year following the disclosure date	$ 32.0	$ 20.0	$ 16.0
5th Year following the disclosure date	$ 33.2	$ 23.0	$ 16.4
Years 6 thru 10 following the disclosure date	$194.8	$155.4	$120.3
Pension Plan Weighted-average Asset Allocations
Equity securities	66.9%	64.5%	65.7%
Debt securities	24.9%	29.5%	28.3%
Real estate	–	–	–
Other	8.2%	6.0%	6.0%

Total pension assets	100.0%	100.0%	100.0%

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$108.6	$100.6	$ 71.6
Accumulated benefit obligation	$ 96.8	$ 84.6	$ 57.0
Fair value of plan assets	$ 15.0	$ 14.3	$ 10.9
Additional Information
(Decrease) increase in Minimum Liability Included in Other Comprehensive Income	$ –	$ (1.0)	$ 0.7

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

CIT _ ANNUAL REPORT 2007 PAGE 94

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no direct investment in equity securities of CIT or its subsidiaries included in the pension plan assets at December 31, 2007, 2006, and 2005, respectively. CIT expects to contribute $8.7 million to its pension plans and $4.1 million to its other postretirement benefit plans in 2008.

Company assets, which are not included in the retirement plan assets in the preceding tables, are earmarked for the non-qualified U.S. Executive pension plan obligation.

The following tables set forth data relating to postretirement plans.

Postretirement Benefits
For the years ended December 31, (dollars in millions)

	2007	2006	2005

Change in Benefit Obligation
Benefit obligation at beginning of period	$ 57.5	$ 62.4	$ 59.9
Service cost	2.2	2.2	2.2
Interest cost	3.3	3.3	3.2
Employee contributions	1.6	1.1	1.0
Actuarial loss	(9.3)	(6.4)	3.7
Net benefits paid	(6.0)	(5.1)	(6.8)
Retiree Drug Subsidy	0.3	–	–
Plan amendments	–	–	(0.8)

Benefit obligation at end of period	$ 49.6	$ 57.5	$ 62.4

Change in Plan Assets
Fair value of plan assets at beginning of period	$ –	$ –	$ –
Net benefits paid	(6.0)	(5.1)	(6.8)
Employee contributions	1.6	1.1	1.0
Employer contributions	4.1	4.0	5.8
Other	0.3	–	–

Fair value of plan assets at end of period	$ –	$ –	$ –

Reconciliation of Funded Status
Funded status	$(49.6)	$(57.5)	$(62.4)

Unrecognized prior service cost			(0.8)
Unrecognized net actuarial loss			18.4

Accrued cost			$(44.8)

Amounts Recognized in the Consolidated Balance Sheets
Before Adoption of SFAS 158:
Prepaid benefit cost		$ –	$ –
Accrued benefit liability		(47.3)	(44.8)
Intangible asset		–	–
Accumulated other comprehensive income		–	–

Net amount recognized		$(47.3)	$(44.8)

After Adoption of SFAS 158:
Assets	$ –	$ –
Liabilities	(49.6)	(57.5)

Net amount recognized	$(49.6)	$(57.5)

Amounts Recognized in Other Accumulated Comprehensive Income (AOCI) consist of:
Net actuarial loss	$ 0.9	$ 10.8
Prior service (credit)	(0.5)	(0.6)

Total AOCI (before taxes)	$ 0.4	$ 10.2

Change in AOCI Due to Adoption of SFAS 158 (before taxes)		$ 10.2

Item 8: Financial Statements and Supplementary Data PAGE 95

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefits (continued)
For the years ended December 31, (dollars in millions)

	2007	2006	2005

Weighted-average Assumptions Used to Determine Benefit Obligations at Period End
Discount rate	6.50%	6.00%	5.50%
Rate of compensation increase	4.50%	4.50%	4.25%
Weighted-average Assumptions Used to Determine Net Periodic Benefit Cost for periods
Discount rate	6.00%	5.50%	5.50%
Rate of compensation increase	4.50%	4.25%	4.25%
Components of Net Periodic Benefit Cost
Service cost	$2.2	$2.2	$2.2
Interest cost	3.3	3.3	3.2
Amortization of prior service cost	(0.1)	(0.1)	–
Amortization of net loss	0.6	1.1	0.9

Total net periodic expense	$6.0	$6.5	$6.3

Assumed Health Care Trend Rates at Period End
Health care cost trend rate assumed for next year
Pre-65	10.00%	10.00%	11.50%
Post-65	8.50%	8.00%	9.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.25%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018	2018

Included in our Postretirement Benefit Obligation at December 31, 2007 is a reduction to the liability for the transition of LTD medical benefits to our Postemployment Benefit Obligation. Preretirement medical obligations for employees on LTD are now being accounted for under FAS 112,”Employers’ Accounting for Postemployment Benefits”.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The Company relies on both external and historical data to determine healthcare trend rates. A one-percentage point change in assumed healthcare cost trend rates would have the following estimated effects.

Postretirement Benefits
For the years ended December 31, (dollars in millions)

	2007	2006	2005

Effect of One-percentage Point Increase on:
Period end postretirement benefit obligation	$ 1.8	$ 2.1	$ 2.6
Total of service and interest cost components	$ 0.1	$ 0.1	$ 0.2
Effect of One-percentage Point Decrease on:
Period end postretirement benefit obligation	$(1.6)	$(1.8)	$(2.3)
Total of service and interest cost components	$(0.1)	$(0.1)	$(0.1)

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

CIT _ ANNUAL REPORT 2007 PAGE 96

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, (dollars in millions)

2007 Projected Benefit Payments	Gross	Medicare Rx Subsidy	Net

2008	$ 4.5	$0.4	$ 4.1
2009	$ 4.5	$0.4	$ 4.1
2010	$ 4.5	$0.5	$ 4.0
2011	$ 4.5	$0.5	$ 4.0
2012	$ 4.6	$0.5	$ 4.1
2013 – 2017	$23.5	$2.0	$21.5

2006 Projected Benefit Payments	Gross	Medicare Rx Subsidy	Net

2007	$ 4.8	$0.2	$ 4.6
2008	$ 4.9	$0.4	$ 4.5
2009	$ 5.0	$0.5	$ 4.5
2010	$ 4.9	$0.5	$ 4.4
2011	$ 5.0	$0.6	$ 4.4
2012 – 2016	$26.3	$2.3	$24.0

2005 Projected Benefit Payments	Gross	Medicare Rx Subsidy	Net

2006	$ 4.7	$ –	$ 4.7
2007	$ 4.9	$0.4	$ 4.5
2008	$ 5.0	$0.5	$ 4.5
2009	$ 5.2	$0.5	$ 4.7
2010	$ 5.2	$0.6	$ 4.6
2011 – 2015	$27.6	$3.2	$24.4

Savings Incentive Plan

CIT also has a number of defined contribution retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. The largest plan is the CIT Group Inc. Savings Incentive Plan, which qualifies under section 401(k) of the Internal Revenue Code and accounts for 72% of CIT’s total Savings Incentive Plan expense for the year ended December 31, 2007. CIT’s expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $21.7 million, $26.9 million and $20.0 million for the years ended December 31, 2007, 2006, and 2005.

Corporate Annual Bonus Plan

Annual bonuses are paid under the CIT Group Inc. Annual Bonus Plan. The value and number of awards depends on a variety of factors, including corporate performance and individual performance during the fiscal period for which awards are made and is subject to approval by the Compensation Committee of the Board of Directors (the “Committee”). Bonus payments of $85.1 million for the year ended December 31, 2007, were paid in February 2008. For the year ended December 31, 2006, $101.4 million in bonuses were awarded.

Stock-Based Compensation

In May 2006, CIT adopted the Long-Term Incentive Plan (the “LTIP”) as approved by shareholders, which provides for grants of stock-based awards. As of that date, the LTIP replaced the prior plan, the Long-Term Equity Compensation Plan (the “ECP”), under which no new awards have been or will be made, although awards granted under the ECP prior to that date remain outstanding. The number of shares of common stock that may be issued for all purposes under the LTIP is 7,500,000, plus any shares that remained available for issuance under the ECP, including shares that become available for issuance upon cancellation or expiration of awards granted under the ECP without having been exercised or settled. Including 36,000,000 shares originally approved for issuance under the ECP, the combined maximum number of shares allowed for issuance under the LTIP equals 43,500,000. Of that total, the maximum number of shares that may be issued in the form of Restricted Stock, Restricted Stock Units, Performance Stock, Performance Units and Other Awards that are payable in shares granted under the LTIP equals 9,500,000 (5,000,000 and 4,500,000 for the ECP and LTIP).

Stock Options granted to employees during 2007 have a vesting schedule of one third per year for three years, a 7-year term from the date of grant and were issued with strike prices equal to the fair market value of the common stock on each respective grant date (i.e., in each case a date on which quarterly earnings were publicly announced).

Item 8: Financial Statements and Supplementary Data PAGE 97

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock and restricted stock units granted to employees in 2007 vest either one-third per year for three years, 100% after three years, or 100% immediately. Performance Shares were granted during 2007 with a subsequent three-year performance period.

Restricted cash units were granted to employees during 2007 under the LTIP, which settle 100% in cash and do not result in the issuance of any Shares of common stock. All of the restricted cash units granted during 2007 vest 100% after three years.

On January 1, 2006, the Company adopted the revision to SFAS No. 123, “Share-Based Payment” (“FAS 123R”), which requires the recognition of compensation expense for all stock-based compensation plans. As a result, salaries and general operating expenses included $24.3 million of compensation expense related to employee stock option plans and employee stock purchase plans ($13.0 million after tax, $0.07 EPS) for the year ended December 31, 2007 and $30.8 million ($17.9 million after tax, $0.09 EPS) for the year ended December 31, 2006. Compensation expense is recognized over the vesting period (requisite service period), generally three years, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. The compensation expense assumes a 4% annual forfeiture rate for employees who are not executive officers and 1% annual forfeiture rate for executive officers.

The Company utilized the modified prospective transition method in the adoption of FAS 123R and therefore: (1) the 2006 expense applies to 2006 awards and the unvested awards as of December 31, 2005, and (2) the comparable compensation expense for the year ended December 31, 2005 is presented on a proforma basis in the table below as if CIT had accounted for employee stock option plans and employee stock purchase plans under the fair value method of FAS 123R:

For the years ended December 31,
(dollars in millions except per share data)

2005

Net income available for common
shareholders as reported	$936.4
Stock-based compensation expense – fair value method, after tax	(19.2)

Pro forma net income (loss)	$917.2

Basic earnings per share as reported	$ 4.54
Basic earnings per share pro forma	$ 4.45
Diluted earnings per share as reported	$ 4.44
Diluted earnings per share pro forma	$ 4.35

Data for the stock option plans is summarized as follows:

For the years ended December 31,

	2007		2006
	Options	Weighted Average Price Per Option	Options	Weighted Average Price Per Option
Outstanding at beginning of period	14,988,882	$41.78	17,470,879	$37.80
January Grant	872,294	$56.54	767,620	$51.43
July Grant	857,199	$49.17	998,651	$47.28
Granted - Other	29,024	$57.41	114,567	$54.78
Exercised	(2,879,016)	$33.59	(4,031,429)	$27.70
Forfeited	(1,605,749)	$59.82	(331,406)	$46.56

Outstanding at end of period	12,262,634	$42.94	14,988,882	$41.78

Options exercisable at end of period	8,719,880	$40.43	9,588,027	$40.82
Options unvested at end of period	3,542,754	$49.13	5,400,855	$43.49

During 2007, 1,729,493 options were granted to employees as part of the annual long-term incentive process. In addition, 29,024 CIT options were issued to independent members of the Board of Directors. In 2006, 1,656,590 options were granted to employees as part of the annual long-term incentive process. In addition, 195,080 CIT options were granted to new hires as well as for retention purposes and 29,168 were issued to independent members of the Board of Directors.

The weighted average fair value of new options granted was $13.76 and $11.61 for the years ended December 31, 2007 and 2006. The fair value of new options granted was determined at the date of grant using the Black-Scholes option-pricing model, based on the following assumptions.

The intrinsic value of options exercised during 2007 and 2006 was $70.2 million and $99.2 million respectively. The intrinsic value of both outstanding and exercisable options as of December 31, 2007 was $2.6 million.

CIT _ ANNUAL REPORT 2007 PAGE 98

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option Issuance Range	Expected Option Life Range	Average Dividend Yield	Expected Volatility Range	Risk Free Interest Rate

2007
January, 2007	2-4 Years	1.41%	23.3% - 24.4%	4.81% - 4.91%
January, 2007 - Section 16b (named officers)	4.75-5.58 Years	1.41%	24.4% - 26.3%	4.78% - 4.81%
May, 2007 - Director Grant	4.75-5.58 Years	1.33%	26.9% - 27.5%	4.54% - 4.55%
July, 2007	2-4 Years	2.03%	37.3% - 38.2%	4.84% - 4.89%
July, 2007 - Section 16b (named officers)	4.75-5.58 Years	2.03%	38.3% - 39.5%	4.90% - 4.92%
October, 2007 - Director Grant	4.75-5.58 Years	2.86%	47.8% - 49.1%	4.20% - 4.26%
2006
January, 2006	3-5 Years	1.60%	20.5% - 24.1%	4.28% - 4.29%
January, 2006 - Section 16b (named officers)	4-5 Years	1.60%	23.4% - 24.1%	4.28% - 4.29%
April, 2006	3-5 Years	1.50%	20.7% - 25.1%	4.87% - 4.91%
May, 2006 - Director Grant	4-5 Years	1.50%	24.1% - 25.1%	5.00% - 5.01%
July, 2006	3-5 Years	1.70%	23.6% - 27.4%	5.02% - 5.06%
July, 2006 - Section 16b (named officers)	4-5 Years	1.70%	26.5% - 27.4%	5.02% - 5.04%
October, 2006	3-5 Years	1.60%	21.6% - 25.4%	4.73% - 4.77%
October, 2006 - Director Grant	4-5 Years	1.60%	23.2% - 25.4%	4.73% - 4.75%

For employees other than 16(b) officers (selected senior executives), the expected term is equal to the vesting period of the options plus 12 months for grants made in 2007. Since each vesting segment was valued separately, the expected term assumptions are therefore two, three and four years for segments that vest in one, two and three years respectively. For 16(b) officers, the expected life calculation is based on the average of the longest and shortest possible exercise periods given the restrictions on the exercise of options under the Executive Equity Retention Policy. Under this methodology, the expected life assumptions are 57 months, 62 months and 67 months for each tranche. The entire cost of options granted is immediately recognized for those employees who are retirement eligible as of the grant date. For options granted to employees who will reach retirement eligibility within the three year vesting period, the cost of the grants is amortized from the grant date through retirement eligibility date. The volatility assumption is equal to CIT’s historical volatility using weekly closing prices for the period commensurate with the expected option term, averaged with the implied volatility for CIT’s publicly traded options. The individual yield reflected the Company’s current dividend yield. The risk free interest rate reflects the implied yield available on U.S. Treasury zero-coupon issues (as of the grant date for each grant) with a remaining term equal to the expected term of the options.

Item 8: Financial Statements and Supplementary Data PAGE 99

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007 and 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Remaining Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

2007
$18.14 – $27.21	1,777,136	4.5	$ 22.58	1,777,136	$ 22.58
$27.22 – $40.83	3,373,065	5.7	$ 35.95	3,329,733	$ 35.90
$40.84 – $61.26	6,362,799	5.8	$ 47.78	2,863,377	$ 46.02
$61.27 – $91.91	645,257	1.1	$ 73.46	645,257	$ 73.46
$91.92 – $137.87	102,787	0.1	$130.95	102,787	$130.95
$137.88 – $206.82	1,590	0.4	$160.99	1,590	$160.99

	12,262,634			8,719,880

2006
$18.14 – $27.21	2,778,297	5.5	$ 22.59	2,778,297	$ 22.59
$27.22 – $40.83	4,725,318	6.5	$ 36.21	3,231,444	$ 35.61
$40.84 – $61.26	5,668,061	6.8	$ 45.89	1,761,080	$ 46.14
$61.27 – $91.91	1,703,455	1.3	$ 68.87	1,703,455	$ 68.87
$91.92 – $137.87	112,161	1.0	$131.12	112,161	$131.12
$137.88 – $206.82	1,590	1.4	$160.99	1,590	$160.99

	14,988,882			9,588,027

The unrecognized pretax compensation cost related to employee stock options was $15.1 million at December 31, 2007, which is expected to be recognized in earnings over a weighted-average period of 0.9 years. The total intrinsic value (in-the-money value to employees), before taxes, related to options exercised during the year ended December 31, 2007 was $70.2 million and the related cash received by the Company was $96.7 million. The Company’s tax benefit related to these employee gains was $10.3 million.

Employee Stock Purchase Plan

Effective January 1, 2006, eligibility for participation in the Employee Stock Purchase Plan (the “ESPP”) includes employees of CIT and its participating subsidiaries who are customarily employed for at least 20 hours per week, except that any employees designated as highly compensated are not eligible to participate in the ESPP. The ESPP is available to employees in the United States and to certain international employees. Under the ESPP, CIT is authorized to issue up to 1,000,000 shares of common stock to eligible employees. Eligible employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on the last business day of the quarterly offering period. The amount of common stock that may be purchased by a participant through the ESPP is generally limited to $25,000 per year. A total of 123,516 shares were purchased under the plan in 2007 and 87,521 shares were purchased under the plan in 2006.

Restricted Stock

Performance Shares awarded under the LTIP totaled 834,182 in 2007. Final payouts of these awards are based upon a subsequent three-year performance period covering 2007 – 2010. In 2006 and 2005, 839,894 and 761,635 performance shares were awarded under the ECP (as the LTIP was adopted in May 2006). The performance targets for these awards are based upon a combination of consolidated return on common equity measurements and compounded annual EPS growth rates, which ultimately determine the number of common shares issued.

Restricted shares awarded were 7,517, 119,248 and 133,867 for 2007, 2006 and 2005. These shares were awarded at the fair market value on the applicable grant dates and have either a one-third per year or three-year cliff-vest period. In addition, 8,348, 8,123 and 9,369 shares were granted during 2007, 2006 and 2005 to independent members of the Board of Directors, who elected to receive shares in lieu of cash compensation for their retainer. The restricted shares issued to directors in lieu of cash compensation vest on the first anniversary of the grant date. As part of the 2007 annual share grant, 9,364 shares were awarded to the independent members of the Board of Directors, which have a one-third per year vesting schedule.

CIT _ ANNUAL REPORT 2007 PAGE 100

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2007, 2006 and 2005, $17.9 million, $44.1 million and $43.3 million, respectively, of expenses are included in salaries and general operating expenses related to restricted stock.

The following tables summarize the restricted stock activity for 2007 and 2006:

	2007
	Restricted Shares/Units		Performance Shares
	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value
Unvested at beginning of the year	263,522	$47.01	2,002,822	$45.24
Granted to employees	7,517	$56.54	834,182	$56.54
Granted to independent directors	17,712	$49.30	n/a	n/a
Granted pursuant to performance above target related to 2004-2006 performance shares	n/a	n/a	260,742	$38.88
Forfeited	(5,000)	$43.91	(328,898)	$52.43
Vested	(94,064)	$46.51	(782,240)	$38.88

Unvested at end of period	189,687	$47.94	1,986,608	$50.46

The fair value of restricted stock and performance shares that vested during 2007 was $5.0 million and $47.3 million respectively.

	2006
	Restricted Shares/Units		Performance Shares
	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value
Unvested at beginning of the year	1,298,099	$29.74	1,392,153	$39.89
Granted to employees	119,248	$52.32	839,894	$53.35
Granted to independent directors	18,187	$50.61	n/a	n/a
Forfeited	(15,614)	$37.18	(229,225)	$42.46
Vested	(1,156,398)	$28.36	–	$ –

Unvested at end of period	263,522	$47.01	2,002,822	$45.24

The fair value of restricted stock that vested during 2006 was $53.7 million.

Restricted Cash Units

Restricted cash units awarded under the LTIP were 55,131 for 2007. These units were awarded at the fair market value on the applicable grant dates and have a three-year cliff-vest period.

The following table summarizes restricted cash unit activity for 2007:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	–	$–
Granted	85,129	$40.60
Forfeited	(3,560)	$49.17
Vested	–	$–

Outstanding at end of year	81,569	$40.22

Item 8: Financial Statements and Supplementary Data PAGE 101

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Financing and leasing asset commitments, referred to as loan commitments or lines of credit, are agreements to lend to customers subject to the customers’ compliance with contractual obligations. The accompanying table summarizes these and other credit-related commitments, as well as purchase and funding commitments.

December 31, (dollars in millions)

	Due to Expire		2007	2006
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$2,059.3	$11,003.3	$13,062.6	$12,601.4
Letters of credit and acceptances
Standby letters of credit	506.9	236.7	743.6	632.5
Other letters of credit	365.9	–	365.9	426.9
Guarantees, acceptances and other recourse obligations	218.9	13.4	232.3	315.0
Purchase and Funding Commitments
Aerospace purchase commitments	1,408.0	5,814.0	7,222.0	5,799.0
Other manufacturer purchase commitments	653.5	82.0	735.5	1,176.0
Sale-leaseback payments	140.9	1,785.0	1,925.9	1,740.8
Other
Liabilities for unrecognized tax benefits	20.0	203.1	223.1	204.6

In addition to the amounts shown in the table above, unused, cancelable lines of credit to customers in connection with a third-party vendor program, which may be used to finance additional technology product purchases, amounted to approximately $34.5 billion and $27.7 billion at December 31, 2007 and 2006. These uncommitted vendor-related lines of credit represent CIT’s estimated proportional amount and can be reduced or canceled by CIT at any time without notice. Our experience indicates that customers typically will not exercise their entire available line of credit at any point in time.

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

Guarantees are issued primarily in conjunction with CIT’s factoring product in Trade Finance, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. As of December 31, 2007, CIT had no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis. The table above includes recourse obligations of approximately $13.4 million at December 31, 2007 that were incurred in conjunction with financing and leasing asset sales.

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. The commitments to purchase commercial aircraft are with both Airbus Industrie and The Boeing Company. These are fixed price purchase commitments subject to customary price increases for future changes in inflation and manufacturing components. The aerospace equipment purchases are contracted for a specific model aircraft, using a baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may also change depending on the final specifications of the aircraft, including engine thrust, aircraft weight and seating configuration. Equipment purchases are recorded at delivery date at the final purchase price paid, which includes purchase price discounts, price changes relating to specification changes and price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on estimated values. Pursuant to existing contractual commitments, 107 aircraft remain to be purchased (23 within 2008). Lease commitments are in place for all of the aircraft to be delivered over the next twelve months. The order amount excludes unexercised CIT options to purchase aircraft. The aircraft deliveries to CIT are scheduled periodically through 2016.

CIT _ ANNUAL REPORT 2007 PAGE 102

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relates primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $1,925.9 million, or approximately $143 million per year for 2008 through 2012, with remaining payments due through 2030. These lease payments are expected to be more than offset by rental income associated with re-leasing the assets, subject to actual railcar utilization and rentals. In conjunction with sale-leaseback transactions, CIT has guaranteed all obligations of the related consolidated lessee entities.

CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 25 - Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT’s subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies.

NOTE 18 – LEASE COMMITMENTS

The following table presents future minimum rentals under noncancellable long-term lease agreements for premises and equipment at December 31, 2007.

Years Ended December 31, (dollars in millions)

Amount
2008	$ 46.5
2009	39.4
2010	33.8
2011	31.8
2012	29.7
Thereafter	218.2

Total	$399.4

In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to rent escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $18.2 million due in the future under noncancellable subleases.

Rental expense, net of sublease income on premises and equipment, was as follows.

Years Ended December 31, (dollars in millions)

	2007	2006	2005

Premises	$57.7	$47.0	$34.6
Equipment	8.5	8.5	8.3
Less sublease income	(4.6)	(6.2)	(7.1)

Total	$61.6	$49.3	$35.8

Item 8: Financial Statements and Supplementary Data PAGE 103

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Estimated fair values, recorded carrying values and various assumptions used in valuing CIT’s financial instruments are set forth below.

December 31, (dollars in millions)

	2007 Asset/(Liability)		2006 Asset/(Liability)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Finance receivables-loans(1)	$50,878.1	$50,690.1	$46,587.3	$46,413.5
Finance receivables-held for sale(2)	1,606.0	1,606.0	1,793.7	1,793.7
Retained interests in securitizations(2)	1,289.9	1,289.9	1,059.4	1,059.4
Other assets(3)	2,056.5	2,056.5	1,382.0	1,382.0
Commercial paper(4)	(2,822.3)	(2,822.3)	(5,365.0)	(5,365.0)
Deposits(5)	(2,783.9)	(2,834.4)	(2,430.8)	(2,403.3)
Variable-rate senior notes (including accrued interest payable)(6)	(20,011.7)	(18,693.6)	(19,306.8)	(19,309.4)
Fixed-rate senior notes (including accrued interest payable)(6)	(29,914.5)	(27,568.0)	(29,493.2)	(29,633.0)
Non-recourse, secured borrowings(7)	(17,464.5)	(17,172.9)	(4,420.2)	(4,420.2)
Junior Subordinated notes and convertible debt	(1,440.0)	(1,068.0)	–	–
Preferred capital securities (including accrued interest payable)(8)	–	–	(257.8)	(266.9)
Credit balances of factoring clients and other liabilities(9)	(8,077.8)	(8,077.8)	(7,179.3)	(7,179.3)
Derivative financial instruments, net(10)	431.2	431.2	160.8	160.8
(1)	The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 4.20% to 21.60% for December 31, 2007 and 4.80% to 10.66% for December 31, 2006. The maturities used represent the average contractual maturities adjusted for prepayments. For floating-rate loans that reprice frequently and have no significant change in credit quality, fair value approximates carrying value. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $10.9 billion at December 31, 2007 and $7.8 billion at December 31, 2006. Finance receivables at December 31, 2007 include home lending loans with a carrying value of $8,467.5 million and an estimated fair value of $8,125.1 million.
(2)	Finance receivables - held for sale are recorded at lower of cost or market on the balance sheet. Given current market conditions lower of cost or market is equal to fair value. Fair values of retained interests in securitizations are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates.
(3)	Other assets subject to fair value disclosure include accrued interest receivable, certain investment securities, servicing assets and miscellaneous other assets. The carrying amount of accrued interest receivable approximates fair value. The carrying value of other assets not subject to fair value disclosure totaled $3.0 billion at December 31, 2007 and $2.4 billion at December 31, 2006.
(4)	The estimated fair value of commercial paper approximates carrying value due to the relatively short maturities.
(5)	The fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation range from 4.83% to 5.48% at December 31, 2007 and 5.15% to 5.34% at December 31, 2006.
(6)	The difference between the carrying value of fixed-rate senior notes, variable rate senior notes and preferred capital securities and the corresponding balances reflected in the consolidated balance sheets is accrued interest payable. These amounts are excluded from the other liabilities balances in this table. Most fixed-rate notes were valued from quoted market estimates. In rare instances where market estimates were not available, values were computed using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 3.51% to 9.21% at December 31, 2007 and 5.28% to 6.16% at December 31, 2006. The spread is substantially wider this year due to the low interest rate environment and the widening of CIT credit spreads.
(7)	Non-recourse, secured borrowings includes Student Lending and Home Lending at fair value as well as Trade Finance and Vendor Finance where the fair value is approximately par.
(8)	Preferred capital securities were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar issuances at the end of the year.
(9)	The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Other liabilities include accrued liabilities and deferred federal income taxes. Accrued liabilities and payables with no stated maturities have an estimated fair value that approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $0.7 billion and $1.2 billion December 31, 2007 and 2006.
(10)	CIT enters into derivative financial instruments for hedging purposes (FAS 133 and economic hedges) only. The estimated fair values are calculated internally using market data and represent the net amount receivable or payable to terminate the agreement, taking into account current market rates. See Note 10 — “Derivative Financial Instruments” for notional principal amounts and fair values associated with the instruments.

CIT _ ANNUAL REPORT 2007 PAGE 104

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Until December 31, 2007, CIT was a partner with Dell Inc. (“Dell”) in Dell Financial Services L.P. (“DFS”), a joint venture that offered financing to Dell’s customers. The joint venture provided Dell with financing and leasing capabilities that were complementary to its product offerings and provides CIT with a source of new financings. In December 2007, Dell exercised its right to buy CIT’s interest and the Company sold its 30% ownership interest in Dell Financial Services (DFS) joint venture. The pre-tax gain on the sale of Dell Financial Services joint venture was $247.1 million. CIT has the right to purchase a minimum percentage of DFS’s finance receivables on a declining scale through January 2010. See disclosures in Management’s Discussion and Analysis Concentrations and Acquisitions and Dispositions for additional information.

Prior to and subsequent to the sale, CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has certain recourse to DFS on defaulted contracts. In accordance with the joint venture agreement, net income and losses generated by DFS as determined under GAAP were allocated 70% to Dell and 30% to CIT. The DFS board of directors voting representation was equally weighted between designees of CIT and Dell, with one independent director. DFS was not consolidated in CIT’s financial statements and was accounted for under the equity method. Financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $0.6 billion and $1.3 billion and securitized assets included in managed assets were approximately $2.3 billion and $2.4 billion at December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, CIT’s 30% proportionate share of pretax income related to the joint venture was approximately $81.6 million, including $15 million in the fourth quarter of 2007, which was reported in other income. CIT had no equity investment in or loans to the joint venture at December 31, 2007 due to the sale, and $181 million at December 31, 2006.

CIT also has a joint venture arrangement with Snap-on Incorporated (“Snap-on”) that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. The agreement with Snap-on extends until January 2009. CIT and Snap-on have 50% ownership interests, 50% board of directors’ representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT’s financial statements. At both December 31, 2007 and 2006, financing and leasing assets were approximately $1.0 billion and securitized assets included in managed assets were less than $0.1 billion.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $440 million and $224 million at December 31, 2007 and 2006.

In the first quarter of 2007, the Company formed Care Investment Trust Inc. (Care), an externally managed real estate investment trust (RElT), formed principally to invest in healthcare-related commercial mortgage debt and real estate. In conjunction with a June 2007 IPO, CIT contributed approximately $280 million of loans to Care in return for cash and a 36% equity investment, of approximately $79 million, in Care. A subsidiary of CIT provides services to Care pursuant to a management agreement. The investment in Care is accounted for under the equity method, as CIT does not have a majority of the economics (expected losses and residual returns) in the entity.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. Other assets included approximately $11 million and $17 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods at December 31, 2007 and 2006.

The combination of investments in and loans to non-consolidated entities represents the Company’s maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

Certain shareholders of CIT provide investment management, banking and investment banking services in the normal course of business.

Item 8: Financial Statements and Supplementary Data PAGE 105

NOTE 21 – BUSINESS SEGMENT INFORMATION

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

Effective with the third quarter of 2007, and consistent with recent management changes, segment disclosures reflect the following changes. The presentation of prior period data has been conformed to current period presentation.

–	The home lending business is being reported as a separate segment.
–	The student lending and consumer loan businesses previously in the Consumer and Small Business Lending segment are reported in the Consumer segment.
–	The small business lending unit was transferred from the former Consumer and Small Business Lending segment to the Corporate Finance segment.

Types of Products and Services

CIT has six reportable segments: Corporate Finance, Transportation Finance, Trade Finance, Vendor Finance, Consumer and Home Lending. Transportation Finance and Vendor Finance offer secured lending and leasing products to midsize and larger companies across a variety of industries, including aerospace, rail, machine tool, business aircraft, technology, manufacturing and transportation. Trade Finance and Corporate Finance offer secured lending and receivables collection as well as other financial products and services to small and midsize companies. These include secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, debtor-in-possession and turnaround financing and management advisory services. Consumer offers student lending through Student Loan Xpress and the operations of CIT Bank, an industrial bank. Home Lending includes the mortgage operations, which were ceased during 2007.

CIT _ ANNUAL REPORT 2007 PAGE 106

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Profit and Assets

The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement totals and the consolidated managed assets.

(dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Home Lending	Total Segments	Corporate and Other	Consolidated
For the Year Ended December 31, 2007
Net finance revenue, before depreciation	$ 704.8	$ 911.9	$ 174.8	$ 1,150.7	$ 2,942.2	$ 133.3	$ 206.5	$ 3,282.0	$(89.4)	$ 3,192.6
Other income	622.1	74.0	281.0	585.5	1,562.6	47.2	(19.3)	1,590.5	(10.4)	1,580.1
Depreciation on operating lease equipment	37.7	552.0	–	583.4	1,173.1	–	–	1,173.1	(0.8)	1,172.3
Provision for credit losses	68.9	(32.0)	33.4	52.1	122.4	55.4	352.1	529.9	63.9	593.8
Salaries and general operating expenses	472.5	154.7	157.4	482.3	1,266.9	93.5	114.3	1,474.7	4.0	1,478.7
Other pre-tax items(1)	22.5	–	–	–	22.5	312.7	1,288.5	1,623.7	176.5	1,800.2

(Loss) income before provision for income taxes	725.3	311.2	265.0	618.4	1,919.9	(281.1)	(1,567.7)	71.1	(343.4)	(272.3)
Provision for income taxes and other after tax items	(272.3)	(40.1)	(101.0)	(208.3)	(621.7)	6.2	578.5	(37.0)	198.3	161.3

Net (loss) income	453.0	271.1	164.0	410.1	1,298.2	(274.9)	(989.2)	34.1	(145.1)	(111.0)

Total financing and leasing assets	22,599.3	13,582.9	7,330.4	11,953.4	55,466.0	12,331.4	9,121.4	76,918.8	–	76,918.8
Total managed assets	24,126.0	13,582.9	7,330.4	16,057.4	61,096.7	12,331.4	9,801.9	83,230.0	–	83,230.0
For the Year Ended December 31, 2006
Net finance revenue, before depreciation	$ 611.0	$ 739.8	$ 162.7	$ 1,036.5	$ 2,550.0	$ 116.0	$ 203.8	$ 2,869.8	$(43.7)	$ 2,826.1
Other income	381.7	68.1	291.4	388.9	1,130.1	63.0	57.3	1,250.4	(1.6)	1,248.8
Depreciation on operating lease equipment	33.4	455.3	–	534.8	1,023.5	–	–	1,023.5	–	1,023.5
Provision for credit losses	48.8	2.2	38.0	45.4	134.4	16.1	62.4	212.9	9.3	222.2
Salaries and general operating expenses	467.0	130.0	156.3	397.1	1,150.4	107.4	132.8	1,390.6	(8.0)	1,382.6
Other pre-tax items(1)	–	15.0	–	–	15.0	–	–	15.0	19.6	34.6

Income (loss) before provision for income taxes	443.5	205.4	259.8	448.1	1,356.8	55.5	65.9	1,478.2	(66.2)	1,412.0
Provision for income taxes and other after tax items	(159.2)	54.4	(97.6)	(172.3)	(374.7)	(13.7)	(24.7)	(413.1)	16.9	(396.2)

Net income (loss)	284.3	259.8	162.2	275.8	982.1	41.8	41.2	1,065.1	(49.3)	1,015.8

Total financing and leasing assets	21,010.7	12,070.7	6,975.2	8,385.4	48,442.0	9,358.6	10,101.3	67,901.9	–	67,901.9
Total managed assets	22,579.4	12,070.7	6,975.2	12,236.3	53,861.6	9,358.6	10,943.0	74,163.2	–	74,163.2
For the Year Ended December 31, 2005
Net finance revenue, before depreciation	$ 525.6	$ 580.0	$ 149.0	$ 1,099.7	$ 2,354.3	$ 72.0	$ 158.8	$ 2,585.1	$ 18.1	$ 2,603.2
Other income	323.7	36.5	290.9	330.0	981.1	47.6	31.8	1,060.5	183.5	1,244.0
Depreciation on operating lease equipment	45.8	354.9	–	567.3	968.0	–	–	968.0	–	968.0
Provision for credit losses	49.4	4.5	25.2	47.2	126.3	9.8	51.7	187.8	29.2	217.0
Salaries and general operating expenses	326.5	104.9	137.3	351.5	920.2	38.8	142.4	1,101.4	12.4	1,113.8
Other pre-tax items(1)	–	86.6	–	–	86.6	–	20.0	106.6	25.2	131.8

Income (loss) before provision for income taxes	427.6	65.6	277.4	463.7	1,234.3	71.0	(23.5)	1,281.8	134.8	1,416.6
Provision for income taxes and other after tax items	(161.1)	50.7	(103.9)	(173.9)	(388.2)	(24.6)	7.8	(405.0)	(75.2)	(480.2)

Net income (loss)	266.5	116.3	173.5	289.8	846.1	46.4	(15.7)	876.8	59.6	936.4

Total financing and easing assets	15,426.9	10,484.4	6,691.4	8,817.8	41,420.5	5,608.2	8,552.0	55,580.7	–	55,580.7
Total managed assets	17,952.2	10,484.4	6,691.4	12,464.5	47,592.5	5,608.2	9,665.7	62,866.4	–	62,866.4
(1)	Includes valuation allowances, goodwill and intangible impairment charges, debt termination charges and severance and real estate exit provisions.

Item 8: Financial Statements and Supplementary Data PAGE 107

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance income and other revenues derived from United States based financing and leasing assets were $6,584.8 million, $5,468.8 million and $4,617.6 million for the years ended December 31, 2007, 2006 and 2005. Finance income and other revenues derived from foreign based financing and leasing assets, were $2,020.2 million, $1,458.9 million and $1,055.6 million for the years ended December 31, 2007, 2006 and 2005.

NOTE 22 – LEGAL PROCEEDINGS

Student Loan Investigations

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

NOTE 23 – GOODWILL AND INTANGIBLE ASSETS

The following tables summarize goodwill and intangible assets, net balances by segment.

(dollars in millions)

Goodwill	Corporate Finance	Trade Finance	Vendor Finance	Consumer		Total

Balance at December 31, 2005	$ 208.6	$ 261.5	$ 54.3	$ 270.7		$ 795.1
Acquisitions, other	14.1	8.6	(41.5)	15.8		(3.0)

Balance at December 31, 2006	222.7	270.1	12.8	286.5		792.1
Acquisitions, other	74.2	1.0	393.2	–		468.4
Impairment	–	–	–	(286.5)		(286.5)

Balance at December 31, 2007	$ 296.9	$ 271.1	$ 406.0	$ –		$ 974.0

Intangible Assets
Balance at December 31, 2005	$ 26.5	$ 115.5	$ 45.5	$ 28.9		$ 216.4
Acquisitions, other	6.8	4.1	11.1	–		22.0
Amortization	(2.9)	(10.2)	(7.9)	(1.1)		(22.1)

Balance at December 31, 2006	30.4	109.4	48.7	27.8		216.3
Acquisitions, other	(0.5)	0.4	7.0 (1)	–		6.9
Amortization	(3.3)	(7.0)	(6.6)	(1.6)		(18.5)
Impairment	–	–	–	(26.2	)(2)	(26.2)

Balance at December 31, 2007	$ 26.6	$ 102.8	$ 49.1	$ –		$ 178.5

(1)	Includes reduction due to sale of Systems Leasing $40.2 million intangibles, net of $15.4 million accumulated amortization
(2)	Impairment of SLX intangibles of $29.4 million, net of $3.2 million accumulated amortization

CIT _ ANNUAL REPORT 2007 PAGE 108

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the projected amortization for the next five years.

for the years ended December 31, (dollars in millions)

	2008	2009	2010	2011	2012

Future Intangible Amortization	$19.6	$18.7	$17.7	$16.8	$15.9

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is no longer amortized but instead is assessed periodically for impairment. The Company periodically reviews and evaluates its goodwill and intangible assets for potential impairment at a minimum annually, on October 1, or more frequently if circumstances indicate that impairment is possible.

The Company entered the student lending business in February 2005 with the acquisition of Education Lending, Group Inc. During the third quarter of 2007, federal legislation was passed that affects the student lending business. Among other things, the legislation reduces the maximum interest rates that can be charged by lenders in connection with a variety of loan products, increases loan origination fees paid to the government by lenders, and reduces the lender guarantee percentage. The legislation is effective for all new FFELP student loans with first disbursements on or after October 1, 2007. The reduced guarantee percentage, from 97% to 95%, will be in effect for loans originated after October 1, 2012. As a result, in the third quarter, management assessed the value of goodwill and intangible assets associated with the student lending business following the passage of the legislation. Based on management’s assessment of the legislation’s potential impact on earnings levels for new loan originations, factoring in expected ensuing business practices and leverage, coupled with assumptions and projected cash flows of the existing business, management concluded that the goodwill and intangibles assets related to the student lending business were not impaired at that time.

During the fourth quarter of 2007, market valuations for student lending businesses declined further, reflecting a failed sale of a significant student lender, the market’s continued emerging view of the legislative changes and the general difficult environment for lenders in this sector, including higher funding costs. As a result, management performed an impairment test for the goodwill and intangible assets related to the student lending business as of December 31, 2007. In performing its impairment test, management calculated the estimated fair value of the student lending business utilizing observable market valuation data applied to the unit’s projected cash flows, which indicated that book value of equity exceeded fair value. SFAS 142 requires a second analysis whenever book value exceeds fair value to determine the related impairment charge. In this analysis, management estimated the fair value of the unit’s individual assets and liabilities (primarily loans and debt), and determined that the impairment charge of $312.1 million, representing the entire goodwill and intangible asset balance, was required.

In addition to performing an impairment assessment for the student lending unit, management assessed as of December 31, 2007 whether there was impairment of goodwill or intangibles in reporting units within Corporate Finance, Trade Finance and Vendor Finance segments. Management determined that no impairment charge for these three segments was required.

The additions to goodwill and intangible assets in 2007 related to acquisitions of the Edgeview Partners advisory service business by Corporate Finance, the U.S. Business Technology Finance unit of Citigroup, Inc. and the Barclays UK and German vendor finance (both by Vendor Finance).

Other intangible assets, net, are comprised primarily of acquired customer relationships, and are amortized over their corresponding lives ranging from five to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $18.5 million, $22.1 million and $21.2 million for the years ended December 31, 2007, 2006 and 2005. Accumulated amortization totaled $71.2 million and $67.0 million at December 31, 2007 and 2006. Projected amortization for the years ended December 31, 2008 through December 31, 2012 is $19.6 million, $18.7 million, $17.7 million, $16.8 million and $15.9 million.

Item 8: Financial Statements and Supplementary Data PAGE 109

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 – SEVERANCE AND FACILITY RESTRUCTURING RESERVES

The following table summarizes previously established purchase accounting liabilities (pre-tax) related to severance of employees and closing facilities, as well as 2006 and 2007 restructuring activities:

(dollars in millions)

	Severance		Facilities
	Number of Employees	Reserve	Number of Facilities	Reserve	Total Reserves
Balance December 31, 2005	23	$ 8.1	9	$ 5.1	$ 13.2
2006 additions	146	17.2	1	7.5	24.7
2006 utilization	(150)	(19.9)	(5)	(1.1)	(21.0)

Balance December 31, 2006	19	5.4	5	11.5	16.9
2007 additions	1,093	76.7	33	3.0	79.7
2007 utilization	(1,053)	(65.4)	(2)	(5.9)	(71.3)

Balance December 31, 2007	59	$ 16.7	36	$ 8.6	$ 25.3

The severance additions during 2007 primarily relate to employee termination benefits incurred in conjunction with closing the home lending origination platform (approximately 550 employees, $25 million), as well as various organization efficiency initiatives. These additions, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $76.8 million restructuring provision. Of this amount $17.1 million relates to the acquisition of Vendor Finance businesses in Europe and the United States, which was recorded as fair value adjustments to purchased liabilities/adjustments to goodwill.

The additions during 2006 relate to employee termination benefits incurred in conjunction with the business unit and segment realignments, as well as various streamlining and consolidation initiatives. These additions, along with charges related to accelerated vesting of equity, and other benefits, were recorded as part of the $19.6 million restructuring provision.

The facilities additions during 2007 relate to properties of the aforementioned restructuring, including 27 home lending offices. The ending facilities reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining terms of 5 years or less.

NOTE 25 – SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

The following presents condensed consolidating financial information for CIT Holdings LLC. CIT has guaranteed on a full and unconditional and a joint and several basis the existing debt securities that were registered under the Securities Act of 1933 and certain other indebtedness of this subsidiary. CIT has not presented related financial statements or other information for this subsidiary on a stand-alone basis. No subsidiaries within “Other Subsidiaries” in the following tables have unconditionally guaranteed debt securities for any other CIT subsidiary. Included under “Other Subsidiaries” is a 100%-owned finance subsidiary of CIT Group Inc., Canadian Funding Company LLC, for which CIT has fully and unconditionally guaranteed the debt securities.

CIT _ ANNUAL REPORT 2007 PAGE 110

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS (dollars in millions)

CONSOLIDATING BALANCE SHEETS	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
December 31, 2007
ASSETS
Net finance receivables	$ 2,373.4	$3,358.4	$55,973.2	$ –	$61,705.0
Operating lease equipment, net	8.6	292.0	12,309.9	–	12,610.5
Finance receivables held for sale	–	253.3	1,352.7	–	1,606.0
Cash and cash equivalents	3,171.0	30.5	3,590.8	–	6,792.3
Other assets	13,123.5	261.0	1,110.3	(6,960.6)	7,534.2

Total Assets	$ 18,676.5	$4,195.2	$74,336.9	$(6,960.6)	$90,248.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt and deposits	$ 49,525.6	$2,346.7	$21,931.9	$ –	$73,804.2
Credit balances of factoring clients	–	–	4,542.2	–	4,542.2
Accrued liabilities and payables	(37,809.7)	1,164.9	41,528.3	–	4,883.5

Total Liabilities	11,715.9	3,511.6	68,002.4	–	83,229.9
Minority interest	–	–	57.5	–	57.5
Total Stockholders’ Equity	6,960.6	683.6	6,277.0	(6,960.6)	6,960.6

Total Liabilities and Stockholders’ Equity	$ 18,676.5	$4,195.2	$74,336.9	$(6,960.6)	$90,248.0

December 31, 2006
ASSETS
Net finance receivables	$ 926.5	$2,752.3	$50,726.8	$ –	$54,405.6
Operating lease equipment, net	9.3	216.4	10,792.2	–	11,017.9
Finance receivables held for sale	–	–	1,793.7	–	1,793.7
Cash and cash equivalents	3,040.3	227.8	1,190.3	–	4,458.4
Other assets	10,902.7	169.7	2,488.8	(7,751.1)	5,810.1

Total Assets	$ 14,878.8	$3,366.2	$66,991.8	$(7,751.1)	$77,485.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt and deposits	$ 49,825.9	$2,785.9	$ 8,093.0	$ –	$60,704.8
Credit balances of factoring clients	–	–	4,131.3	–	4,131.3
Accrued liabilities and payables	(42,698.2)	289.5	47,267.3	–	4,858.6

Total Liabilities	7,127.7	3,075.4	59,491.6	–	69,694.7
Minority interest	–	–	39.9	–	39.9
Total Stockholders’ Equity	7,751.1	290.8	7,460.3	(7,751.1)	7,751.1

Total Liabilities and Stockholders’ Equity	$ 14,878.8	$3,366.2	$66,991.8	$(7,751.1)	$77,485.7

Item 8: Financial Statements and Supplementary Data PAGE 111

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME (dollars in millions)

CONSOLIDATING STATEMENTS OF INCOME	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Year Ended December 31, 2007
Finance revenue	$ 94.6	$ 371.8	$ 6,558.5	$ –	$ 7,024.9
Interest expense	52.4	155.0	3,624.9	–	3,832.3
Depreciation on operating lease equipment	0.7	79.5	1,092.1	–	1,172.3

Net finance revenue	41.5	137.3	1,841.5	–	2,020.3
Provision for credit losses	50.1	21.6	522.1	–	593.8

Net finance revenue after credit provision	(8.6)	115.7	1,319.4	–	1,426.5
Equity in net income of subsidiaries	129.6	–	–	(129.6)	–
Valuation allowance for receivables held for sale	–	–	1,271.4	–	1,271.4

Net finance revenue, after credit provision and valuation allowance	121.0	115.7	48.0	(129.6)	155.1
Other income	(63.5)	67.9	1,575.7	–	1,580.1

Total net revenue after valuation allowance	57.5	183.6	1,623.7	(129.6)	1,735.2
Salaries and general operating expenses	112.6	92.5	1,273.6	–	1,478.7
Provision for severance and real estate exit activities	–	–	76.8	–	76.8
Loss on early extinguishments of debt	139.3	–	–	–	139.3
Impairment of goodwill and intangible assets	–	–	312.7	–	312.7

(Loss) income before provision for income taxes	(194.4)	91.1	(39.4)	(129.6)	(272.3)
Benefit (provision) for income taxes	113.4	(33.5)	114.5	–	194.4
Minority interest, after tax	–	–	(3.1)	–	(3.1)

Net (loss) income before preferred stock dividends	(81.0)	57.6	72.0	(129.6)	(81.0)
Preferred stock dividends	(30.0)	–	–	–	(30.0)

Net (loss) income (attributable) available to common stockholders	$ (111.0)	$ 57.6	$ 72.0	$ (129.6)	$ (111.0)

Year Ended December 31, 2006
Finance revenue	$ 55.1	$ 312.0	$ 5,326.8	$ –	$ 5,693.9
Interest expense	3.5	141.9	2,722.4	–	2,867.8
Depreciation on operating lease equipment	0.3	63.0	960.2	–	1,023.5

Net finance revenue	51.3	107.1	1,644.2	–	1,802.6
Provision for credit losses	32.9	21.0	168.3	–	222.2

Net finance revenue after credit provision	18.4	86.1	1,475.9	–	1,580.4
Equity in net income of subsidiaries	1,131.6	–	–	(1,131.6)	–
Valuation allowance for receivables held for sale	–	–	15.0	–	15.0

Net finance revenue, after credit provision and valuation allowance	1,150.0	86.1	1,460.9	(1,131.6)	1,565.4
Other income	1.5	86.9	1,160.4	–	1,248.8

Total net revenue after valuation allowance	1,151.5	173.0	2,621.3	(1,131.6)	2,814.2
Salaries and general operating expenses	232.3	85.7	1,064.6	–	1,382.6
Provision for severance and real estate exit activities	–	–	19.6	–	19.6

Income (loss) before provision for income taxes	919.2	87.3	1,537.1	(1,131.6)	1,412.0
Benefit (provision) for income taxes	126.8	(32.1)	(459.1)	–	(364.4)
Minority interest, after tax	–	–	(1.6)	–	(1.6)

Net income before preferred stock dividends	1,046.0	55.2	1,076.4	(1,131.6)	1,046.0
Preferred stock dividends	(30.2)	–	–	–	(30.2)

Net income available to common stockholders	$ 1,015.8	$ 55.2	$ 1,076.4	$ (1,131.6)	$ 1,015.8

CIT _ ANNUAL REPORT 2007 PAGE 112

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME (dollars in millions) (continued)

CONSOLIDATING STATEMENTS OF INCOME	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Year Ended December 31, 2005
Finance revenue	$ 41.0	$ 242.5	$ 4,231.7	$ –	$ 4,515.2
Interest expense	(56.1)	99.5	1,868.6	–	1,912.0
Depreciation on operating lease equipment	–	48.2	919.8	–	968.0

Net finance revenue	97.1	94.8	1,443.3	–	1,635.2
Provision for credit losses	18.1	13.7	185.2	–	217.0

Net finance revenue, after credit provision	79.0	81.1	1,258.1	–	1,418.2
Equity in net income of subsidiaries	973.3	–	–	(973.3)	–
Valuation allowance for receivables held for sale	–	–	106.6	–	106.6

Net finance revenue, after credit provision and valuation allowance	1,052.3	81.1	1,151.5	(973.3)	1,311.6
Other income	38.2	109.8	1,096.0	–	1,244.0

Total net revenue after valuation allowance	1,090.5	190.9	2,247.5	(973.3)	2,555.6
Salaries and general operating expenses	154.4	81.0	878.4	–	1,113.8
Provision for severance and real estate exit activities	–	–	25.2	–	25.2

Income (loss) before provision for income taxes	936.1	109.9	1,343.9	(973.3)	1,416.6
Benefit (provision) for income taxes	13.0	(40.4)	(436.8)	–	(464.2)
Minority interest, after tax	–	–	(3.3)	–	(3.3)

Net income before preferred stock dividends	949.1	69.5	903.8	(973.3)	949.1
Preferred stock dividends	(12.7)	–	–	–	(12.7)

Net income available to common stockholders	$ 936.4	$ 69.5	$ 903.8	$ (973.3)	$ 936.4

Item 8: Financial Statements and Supplementary Data PAGE 113

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Year Ended December 31, 2007
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(2,741.4)	$ 3,124.1	$ 1,946.3	$ –	$ 2,329.0

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	(1,496.5)	(1,050.9)	(8,206.3)	–	(10,753.7)
Decrease in inter-company loans and investments	5,609.1	–	–	(5,609.1)	–

Net cash flows (used for) provided by investing activities	4,112.6	(1,050.9)	(8,206.3)	(5,609.1)	(10,753.7)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	(1,018.6)	(439.2)	12,138.1	–	10,680.3
Inter-company financing	–	(1,831.3)	(3,777.8)	5,609.1	–
Cash dividends paid	(221.9)	–	–	–	(221.9)

Net cash flows provided by (used for) financing activities	(1,240.5)	(2,270.5)	8,360.3	5,609.1	10,458.4

Net (decrease) increase in cash and cash equivalents	130.7	(197.3)	2,100.3	–	2,033.7
Unrestricted cash and cash equivalents, beginning of period	3,040.3	227.8	1,011.3	–	4,279.4

Unrestricted cash and cash equivalents, end of period	$ 3,171.0	$ 30.5	$ 3,111.6	$ –	$ 6,313.1

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Year Ended December 31, 2006
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$ (655.1)	$(2,345.9)	$ 4,249.3	$ –	$ 1,248.3

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	73.3	(414.9)	(11,171.8)	–	(11,513.4)
Decrease in inter-company loans and investments	(8,447.3)	–	–	8,447.3	–

Net cash flows (used for) provided by investing activities	(8,374.0)	(414.9)	(11,171.8)	8,447.3	(11,513.4)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	9,647.3	479.8	1,263.4	–	11,390.5
Inter-company financing	–	2,379.2	6,068.1	(8,447.3)	–
Cash dividends paid	(193.5)	–	–	–	(193.5)

Net cash flows provided by (used for) financing activities	9,453.8	2,859.0	7,331.5	(8,447.3)	11,197.0

Net (decrease) increase in cash and cash equivalents	424.7	98.2	409.0	–	931.9
Unrestricted cash and cash equivalents, beginning of period	2,615.6	129.6	602.3	–	3,347.5

Unrestricted cash and cash equivalents, end of period	$ 3,040.3	$ 227.8	$ 1,011.3	$ –	$ 4,279.4

CIT _ ANNUAL REPORT 2007 PAGE 114

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS (dollars in millions) (continued)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries		Eliminations	Total
Year Ended December 31, 2005
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$ 3,792.7	$ 273.7	$(1,131.	4)	$ –	$ 2,935.0

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	61.1	(760.8)	(5,993.3)		–	(6,693.0)
Decrease in inter-company loans and investments	(7,675.4)	–	–		7,675.4	–

Net cash flows (used for) provided by investing activities	(7,614.3)	(760.8)	(5,993.3)		7,675.4	(6,693.0)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	5,267.2	922.3	(1,152.8)		–	5,036.7
Inter-company financing	–	(433.1)	8,108.5		(7,675.4)	–
Cash dividends paid	(141.4)	–	–		–	(141.4)

Net cash flows provided by (used for) financing activities	5,125.8	489.2	6,955.7		(7,675.4)	4,895.3

Net (decrease) increase in cash and cash equivalents	1,304.2	2.1	(169.0)		–	1,137.3
Unrestricted cash and cash equivalents, beginning of period	1,311.4	127.5	771.3		–	2,210.2

Unrestricted cash and cash equivalents, end of period	$ 2,615.6	$ 129.6	$ 602.3		$ –	$ 3,347.5

Item 8: Financial Statements and Supplementary Data PAGE 115

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized consolidated quarterly financial data is presented below.

(dollars in millions, except per share data)

Year Ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net finance revenue	$ 479.9	$ 523.2	$529.9	$487.3
Provision for credit losses	71.1	73.0	64.2	385.5
Valuation allowance for receivables held for sale	–	787.9	465.5	18.0
Other income	328.5	509.1	276.3	466.2
Salaries and general operating expenses	355.8	378.0	367.9	377.0
Provision for severance and real estate exit activities	–	34.9	41.9	–
Loss on early extinguishments of debt	139.3	–	–	–
Goodwill and intangible asset impairment charges	–	–	–	312.7
(Provision) benefit for income taxes	(34.1)	114.7	95.6	18.2
Minority interest after tax	(0.1)	(0.2)	(1.1)	(1.7)
Preferred stock dividends	(7.5)	(7.5)	(7.5)	(7.5)
Net income (loss)	$ 200.5	$(134.5)	$ (46.3)	$(130.7)
Net income (loss) per diluted share	$ 1.01	$ (0.70)	$ (0.24)	$ (0.69)

Year Ended December 31, 2006

Net finance revenue	$ 446.9	$ 445.4	$446.2	$464.1
Provision for credit losses	33.3	48.2	72.5	68.2
Valuation allowance for receivables held for sale	–	–	15.0	–
Other income	260.1	303.5	339.7	345.5
Salaries and general operating expenses	323.1	344.8	351.7	363.0
Provision for severance and real estate exit activities	11.1	–	8.5	–
Provision for income taxes	(101.3)	(111.9)	(39.7)	(111.5)
Minority interest after tax	(0.8)	(0.5)	(0.2)	(0.1)
Preferred stock dividends	(7.7)	(7.5)	(7.5)	(7.5)
Net income	$ 229.7	$ 236.0	$290.8	$259.3
Net income per diluted share	$ 1.12	$ 1.16	$ 1.44	$ 1.28

Year Ended December 31, 2005

Net finance revenue	$ 398.9	$ 391.7	$415.7	$428.9
Provision for credit losses	45.3	47.2	69.9	54.6
Valuation allowance for receivables held for sale	–	–	106.6	–
Other income	276.5	332.6	346.1	288.8
Salaries and general operating expenses	264.0	268.8	281.1	299.9
Provision for severance and real estate exit activities	–	25.2	–	–
Provision for income taxes	(137.6)	(132.9)	(86.8)	(106.9)
Minority interest after tax	(0.9)	(1.1)	(0.8)	(0.5)
Preferred stock dividends	–	–	(5.2)	(7.5)
Net income	$ 227.6	$ 249.1	$211.4	$248.3
Net income per diluted share	$ 1.06	$ 1.16	$ 1.02	$ 1.21

CIT _ ANNUAL REPORT 2007 PAGE 116

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized quarterly financial data by segment for the year ended December 31, 2007 is presented below:

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Home Lending	Total Segments	Corporate and Other	Consolidated
For the Quarter Ended December 31, 2007
Net finance revenue, before depreciation	$ 181.4	$ 244.4	$ 46.3	$ 300.9	$ 773.0	$ 29.3	$ 26.4	$ 828.7	$(29.7)	$ 799.0
Other income	92.0	16.5	74.4	318.0	500.9	4.7	(38.4)	467.2	(1.0)	466.2
Depreciation on operating lease equipment	9.8	144.8	–	157.4	312.0	–	–	312.0	(0.3)	311.7
Provision for credit losses	24.0	(6.8)	7.3	28.4	52.9	26.4	256.1	335.4	50.1	385.5
Salaries and general operating expenses	124.0	50.5	36.3	122.5	333.3	22.4	19.1	374.8	2.2	377.0
Other pre-tax items(1)	–	–	–	–	–	312.7	18.0	330.7	–	330.7

(Loss) income before provision for income taxes	115.6	72.4	77.1	310.6	575.7	(327.5)	(305.2)	(57.0)	(82.7)	(139.7)
Provision for income taxes and other after tax items	(45.3)	(10.8)	(29.3)	(105.1)	(190.5)	16.7	116.5	(57.3)	66.3	9.0

Net (loss) income	$ 70.3	$ 61.6	$ 47.8	$ 205.5	$ 385.2	$ (310.8)	$ (188.7)	$ (114.3)	$(16.4)	$ (130.7)

Total financing and leasing assets	22,599.3	13,582.9	7,330.4	11,953.4	55,466.0	12,331.4	9,121.4	76,918.8	–	76,918.8
Total managed assets	24,126.0	13,582.9	7,330.4	16,057.4	61,096.7	12,331.4	9,801.9	83,230.0	–	83,230.0

For the Quarter Ended September 30, 2007
Net finance revenue, before depreciation	$ 170.1	$ 229.8	$ 45.1	$ 306.4	$ 751.4	$ 36.6	$ 68.1	$ 856.1	$(21.5)	$ 834.6
Other income	99.2	20.4	72.3	76.8	268.7	7.3	(0.7)	275.3	1.0	276.3
Depreciation on operating lease equipment	7.5	136.7	–	160.8	305.0	–	–	305.0	(0.3)	304.7
Provision for credit losses	13.0	(3.0)	7.8	7.5	25.3	13.3	0.4	39.0	25.2	64.2
Salaries and general operating expenses	116.9	35.5	39.4	124.3	316.1	18.5	31.1	365.7	2.2	367.9
Other pre-tax items(1)	–	–	–	–	–	–	505.1	505.1	2.3	507.4

Income (loss) before provision for income taxes	131.9	81.0	70.2	90.6	373.7	12.1	(469.2)	(83.4)	(49.9)	(133.3)
Provision for income taxes and other after tax items	(48.6)	(10.7)	(26.7)	(32.4)	(118.4)	(2.7)	178.6	57.5	29.5	87.0

Net income (loss)	$ 83.3	$ 70.3	$ 43.5	$ 58.2	$ 255.3	$ 9.4	$ (290.6)	$ (25.9)	$(20.4)	$ (46.3)

Total financing and leasing assets	21,509.0	13,102.9	7,945.9	12,686.7	55,244.5	12,420.1	10,058.3	77,722.9	–	77,722.9
Total managed assets	23,145.9	13,102.9	7,945.9	16,898.1	61,092.8	12,420.1	10,771.5	84,284.4	–	84,284.4

For the Quarter Ended June 30, 2007
Net finance revenue, before depreciation	$ 185.8	$ 226.9	$ 42.0	$ 291.9	$ 746.6	$ 35.5	$ 58.0	$ 840.1	$(24.6)	$ 815.5
Other income	328.5	19.4	66.5	79.7	494.1	17.4	8.3	519.8	(10.7)	509.1
Depreciation on operating lease equipment	10.6	137.0	–	144.8	292.4	–	–	292.4	(0.1)	292.3
Provision for credit losses	11.4	0.3	10.3	5.8	27.8	7.8	60.3	95.9	(22.9)	73.0
Salaries and general operating expenses	117.5	35.4	40.4	120.2	313.5	27.1	32.9	373.5	4.5	378.0
Other pre-tax items(1)	22.5	–	–	–	22.5	–	765.4	787.9	34.9	822.8

Income (loss) before provision for income taxes	352.3	73.6	57.8	100.8	584.5	18.0	(792.3)	(189.8)	(51.7)	(241.5)
Provision for income taxes and other after tax items	(133.0)	(10.7)	(21.7)	(30.7)	(196.1)	(2.9)	281.9	82.9	24.1	107.0

Net income (loss)	$ 219.3	$ 62.9	$ 36.1	$ 70.1	$ 388.4	$ 15.1	$ (510.4)	$ (106.9)	$(27.6)	$ (134.5)

Total financing and leasing assets	20,256.4	12,681.9	6,900.5	12,516.8	52,355.6	11,127.0	10,549.6	74,032.2	–	74,032.2
Total managed assets	21,347.2	12,681.9	6,900.5	16,602.5	57,532.1	11,127.0	11,300.3	79,959.4	–	79,959.4

Item 8: Financial Statements and Supplementary Data PAGE 117

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Home Lending	Total Segments	Corporate and Other	Consolidated
For the Quarter Ended March 31, 2007
Net finance revenue, before depreciation	$ 167.5	$ 210.8	$ 41.4	$ 251.5	$ 671.2	$ 31.9	$ 54.0	$ 757.1	$(13.6)	$ 743.5
Other income	102.4	17.7	67.8	111.0	298.9	17.8	11.5	328.2	0.3	328.5
Depreciation on operating lease equipment	9.8	133.5	–	120.4	263.7	–	–	263.7	(0.1)	263.6
Provision for credit losses	20.5	(22.5)	8.0	10.4	16.4	7.9	35.3	59.6	11.5	71.1
Salaries and general operating expenses	114.1	33.3	41.3	115.3	304.0	25.5	31.2	360.7	(4.9)	355.8
Other pre-tax items(1)	–	–	–	–	–	–	–	–	139.3	139.3

Income (loss) before provision for income taxes	125.5	84.2	59.9	116.4	386.0	16.3	(1.0)	401.3	(159.1)	242.2
Provision for income taxes and other after tax items	(45.4)	(7.9)	(23.3)	(40.1)	(116.7)	(4.9)	1.5	(120.1)	78.4	(41.7)

Net income (loss)	$ 80.1	$ 76.3	$ 36.6	$ 76.3	$ 269.3	$ 11.4	$ 0.5	$ 281.2	$(80.7)	$ 200.5

Total financing and leasing assets	21,860.9	12,432.5	6,889.2	10,524.7	51,707.3	10,524.8	11,164.9	73,397.0	–	73,397.0
Total managed assets	23,297.4	12,432.5	6,889.2	14,608.0	57,227.1	10,524.8	11,959.7	79,711.6	–	79,711.6
(1)	Includes valuation allowances, goodwill and intangible impairment charges, debt termination charges and severance and real estate exit provisions.

NOTE 27 – SUBSEQUENT EVENTS

The Company ceased originating private (unguaranteed) student loans in late 2007 based on an evaluation of the return and risk characteristics of this student lending product, but has continued to fund pre-existing loan commitments. In February 2008, a private pilot training school filed bankruptcy. Our student lending business had originated private (unguaranteed) loans to students of the school, which totaled approximately $196 million in total principal and accrued interest as of December 31, 2007. We ceased originating new loans to students of this school in mid-2007. Approximately $17 million of the total loans represents loans to students who have completed their education (loans in “repayment”); the remainder is to students who have not yet completed their training. Loans in repayment to students of this school that were past due loans 60 days or more were approximately $2.0 million at December 31, 2007. Collectibility of the outstanding principal and interest balance of loans that have both reached, and have not yet reached repayment status, will depend on a number of factors, including the student’s current ability to repay the loan, whether a student has completed the licensing requirements, whether a student can complete any remaining education requirements at another institution (including making further tuition payments and accessing previous education records) and satisfy any remaining licensing requirements.

Management is currently evaluating the collectibility and projected cash flows related to these loans. Given that the loans are unsecured and that uncertainties exist regarding collection, management currently expects that additional reserves may be required in 2008 in connection with these loans.

On January 23, 2008, CIT Group Inc. entered into a Sales Agency Agreement with Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc., pursuant to which CIT has the option to sell shares of its common stock for an aggregate purchase price of up to $31.5 million. As a result, the Company sold 1,281,519 shares on January 30, 2008 and satisfied the conditions necessary to permit the declaration and payment of preferred stock dividends payable February 29, 2008.

On January 17, 2008 the Company announced that it expects to record a pre-tax charge of approximately $50 million in the first quarter of 2008 for severance and related costs.

CIT _ ANNUAL REPORT 2007 PAGE 118

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

Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. We believe that this evaluation provides a reasonable basis for our opinion.

Based on the assessment performed, management concluded that as of December 31, 2007 the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 61.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None

Item 9B: Controls and Procedures PAGE 119

PART THREE

ITEM 10.	Directors and Executive Officers of the Registrant

The information called for by Item 10 is incorporated by reference from the information under the caption “Election of Directors” and “Election of Directors – Executive Officers” in our Proxy Statement for our 2008 annual meeting of stockholders.

ITEM 11.	Executive Compensation

The information called for by Item 11 is incorporated by reference from the information under the caption “Compensation of Directors and Executive Officers” in our Proxy Statement for our 2008 annual meeting of stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the information under the caption “Principal Shareholders” in our Proxy Statement for our 2008 annual meeting of stockholders.

ITEM 13.	Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for our 2008 annual meeting of stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption “Appointment of Independent Accountants” in our Proxy Statement for our 2008 annual meeting of stockholders.

CIT _ ANNUAL REPORT 2007 PAGE 120

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and December 31, 2005.
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.
Notes to Consolidated Financial Statements

2.	All schedules are omitted because they are not applicable or because the required information appears in the Consolidated Financial Statements or the notes thereto.

(b) Exhibits

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form 8-K filed by CIT on January 17, 2008).

3.3	Certificate of Designations relating to the Company’s 6.350% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

3.4	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

4.1	Form of Certificate of Common Stock of CIT (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

4.2	Indenture dated as of August 26, 2002 by and among CIT Group Inc., J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.), as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

4.3	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (Incorporated by reference to Exhibit 4.4 to Form S-3/A filed by CIT on October 28, 2004).

4.4	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of subordinated debt securities (Incorporated by reference to Exhibit 4.5 to Form S-3/A filed by CIT on October 28, 2004).

4.5	Certain instruments defining the rights of holders of CIT’s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

4.6	5-Year Credit Agreement, dated as of October 10, 2003 among J.P. Morgan Securities Inc., a joint lead arranger and bookrunner, Citigroup Global Markets Inc., as joint lead arranger and bookrunner, JP Morgan Chase Bank as administrative agent, Bank of America, N.A. as syndication agent, and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.2 to Form 10-Q filed by CIT on November 7, 2003).

4.7	5-Year Credit Agreement, dated as of April 14, 2004, among CIT Group Inc., the several banks and financial institutions named therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and bookrunners, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A., as syndication agents and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on May 7, 2004).

4.8	5-Year Credit Agreement, dated as of April 13, 2005, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent.

4.9	5-Year Credit Agreement, dated as of December 6, 2006, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Barclays Capital, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Barclays Bank PLC, as syndication agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents.

4.10	Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, N.A. for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on August 7, 2006).

Item 15: Exhibits and Financial Statement Schedules PAGE 121

4.11	Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, N.A. for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.4 to Form 10-Q filed by CIT on August 7, 2006).

4.12	Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of senior notes (incorporated by reference to Exhibit 4.5 to Form 10-Q filed by CIT on August 7, 2006).

4.13	Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of subordinated notes (incorporated by reference to Exhibit 4.6 to Form 10-Q filed by CIT on August 7, 2006).

4.14	Indenture dated as of November 1, 2006, among CIT Group Funding Company of Canada, CIT Group Inc., and The Bank of New York, for the issuance of senior debt securities of CIT Group Funding Company of Canada and the related guarantees of CIT (incorporated by reference to Exhibit 4.8 to Form 10-Q filed by CIT on November 6, 2006).

10.1	Agreement dated as of June 1, 2001 between CIT Holdings (NV) Inc., a wholly-owned subsidiary of Tyco International Ltd., and CIT (formerly known as Tyco Capital Corporation and Tyco Acquisition Corp. XX (NV) and successor to The CIT Group, Inc.), a Nevada corporation, regarding transactions between CIT Holdings and CIT (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 7, 2002).

10.2	Form of Separation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.3	Form of Financial Services Cooperation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit [10.3] to Amendment No. 3 to the Registration Statement on Form S-3 filed June 12, 2002).

10.4*	Employment Agreement for Joseph M. Leone dated as of August 1, 2004 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by CIT on November 9, 2004).

10.5*	Amendment to Employment Agreement for Joseph M. Leone dated November 12, 2007.

10.6*	Employment Agreement for Thomas B. Hallman dated as of August 1, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by CIT on November 9, 2004).

10.7*	Employment Agreement for Lawrence A. Marsiello dated as of August 1, 2004 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by CIT on November 9, 2004).

10.8*	Revised Amendment to Employment Agreement for Lawrence A. Marsiello dated as of December 6, 2007.

10.9	2004 Extension and Funding Agreement dated September 8, 2004, by and among Dell Financial Services L.P., Dell Credit Company L.L.C., DFS-SPV L.P., DFS-GP, Inc., Dell Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS Inc., CIT Communications Finance Corporation, and CIT Credit Group USA Inc. (Incorporated by reference to Form 8-K filed by CIT on September 9, 2004).

10.10	Letter Agreement dated December 19, 2008 by and among Dell Inc., CIT Group Inc., Dell Credit Company LLC, Dell DFS Corporation, and CIT DFS, Inc. amending the Amended and Restated Agreement of Limited Partnership of Dell Financial Services L.P. dated September 8, 2004.

10.11	Letter Agreement dated December 19, 2008 by and among Dell Inc., Dell Financial Services L.P., Dell Credit Company LLC, DFS-SPV L.P., DFS-GP, Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS, Inc., CIT Communications Finance Corporation, and CIT Credit Group USA, Inc. amending the 2004 Extension and Funding Agreement dated September 8, 2004.

10.12	Purchase and Sale Agreement dated as of December 19, 2007 by and among Dell Inc., Dell International Incorporated, CIT Group Inc., Dell Credit Company LLC, Dell DFS Corporation, CIT DFS, Inc., CIT Financial USA, Inc., Dell Financial Services L.P., DFS-SPV L.P., DFS-GP, Inc., Dell Gen. P. Corp., CIT DCC Inc., CIT Communications Finance Corporation, and CIT Credit Group USA, Inc.

10.13*	Executive Severance Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.14*	Long-Term Equity Compensation Plan (incorporated by reference to Form DEF-14A filed April 23, 2003).

10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.16	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

CIT _ ANNUAL REPORT 2007 PAGE 122

10.17	Master Confirmation Agreement and the related Supplemental Confirmation dated as of July 19, 2005 between Goldman, Sachs and Co. and CIT Group Inc. relating to CIT’s accelerated stock repurchase program (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by CIT on August 5, 2005).

10.18	Agreement and Plan of Merger, dated as of January 4, 2005, among Education Lending Group, Inc. CIT Group Inc. and CIT ELG Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by CIT on January 6, 2005).

10.19**	Master Confirmation and the related Supplemental Confirmation, each dated as of January 24, 2007, between CIT Group Inc. and BNP Paribas relating to CIT’s accelerated stock repurchase program.

10.20*	CIT Group Inc. Long -Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by CIT on May 15, 2006).

10.21*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed by CIT on May 15, 2006).

10.22*	Employment Agreement, dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed by CIT on September 5, 2006).

10.23*	Amendment to Employment Agreement for Jeffrey M. Peek dated December 10, 2007.

10.24*	Forms of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreements.

10.25*	Forms of CIT Group Inc. Long-Term Incentive Plan Performance Share Award Agreements.

10.26*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreements.

10.27*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreements.

10.28*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement.

10.29	Forward Equity Commitment dated October 16, 2007 from Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc. to CIT Group Inc. relating to the issuance of common stock in connection with the payment of dividends on certain preferred stock and interest on certain junior subordinated notes.

12.1	CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges. 21.1 Subsidiaries of CIT.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Certification of Jeffrey M. Peek pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Leone pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

Item 15: Exhibits and Financial Statement Schedules PAGE 123

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIT GROUP INC.

February 29, 2008	By: /s/ Robert J. Ingato Robert J. Ingato Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 29, 2008 in the capacities indicated below.

NAME	NAME
/s/ Jeffrey M. Peek Jeffrey M. Peek Chairman and Chief Executive Officer and Director	John R. Ryan* John R. Ryan Director

Gary C. Butler Director	Seymour Sternberg* Seymour Sternberg Director

William Freeman* William Freeman Director	Peter J. Tobin* Peter J. Tobin Director

Susan Lyne* Susan Lyne Director	Lois M. Van Deusen Director

James S. McDonald* James S. McDonald Director	/s/ Joseph M. Leone Joseph M. Leone Vice Chairman and Chief Financial Officer

Marianne Miller Parrs Director	/s/ William J. Taylor William J. Taylor Executive Vice President, Controller and Principal Accounting Officer

Timothy M. Ring*	*By: /s/ Robert J. Ingato
Timothy M. Ring Director	Robert J. Ingato Executive Vice President, General Counsel and Secretary
*	Original powers of attorney authorizing Jeffrey M. Peek, Robert J. Ingato, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.

CIT _ ANNUAL REPORT 2007 PAGE 124

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

Item 15: Exhibits and Financial Statement Schedules PAGE 125