Form 10-Q
period 2008-03-31
CIT GROUP INC
filed 2008-05-12
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d)	or	|_|	Transition Report Pursuant to Section 13 or 15(d)
	of the Securities Exchange Act of 1934			of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

Commission File Number: 001-31369

CIT GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware	65-1051192
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

505 Fifth Avenue, New York, New York	10017
(Address of Registrant’s principal executive offices)	(Zip Code)

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

Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |_|.

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Yes | | No |X|

As of May 2, 2008, there were 282,617,637 shares of the registrant’s common stock outstanding.

CONTENTS

Part One—Financial Information:

ITEM 1.	Consolidated Financial Statements	2

	Consolidated Balance Sheets (Unaudited)	2

	Consolidated Statements of Income (Unaudited)	3

	Consolidated Statement of Stockholders’ Equity (Unaudited)	4

	Consolidated Statements of Cash Flows (Unaudited)	5

	Notes to Consolidated Financial Statements	6-26

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	and

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	27-59

ITEM 4.	Controls and Procedures	59

Part Two—Other Information:

Table of Contents	1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) – Assets (dollars in millions – except share data)

	March 31, 2008	December 31, 2007
Financing and leasing assets held for investment:
Finance receivables, including receivables pledged of $25,014.1 and $24,174.6	$63,538.9	$62,536.5
Reserve for credit losses	(1,121.9)	(831.5)

Net finance receivables	62,417.0	61,705.0
Operating lease equipment, net	12,203.7	12,610.5
Financing and leasing assets held for sale	2,615.7	1,606.0
Cash and cash equivalents, including $1,293.7 and $479.2 restricted	10,340.3	6,792.3
Retained interests in securitizations	1,153.1	1,208.0
Goodwill and intangible assets, net	1,159.5	1,152.5
Other assets	5,834.4	5,539.1

Total Assets	$95,723.7	$90,613.4

CONSOLIDATED BALANCE SHEETS – Liabilities and Stockholders’ Equity

Debt:
Commercial paper	$1,338.4	$2,822.3
Variable-rate bank credit facilities	7,300.0	–
Variable-rate non-recourse, secured borrowings	19,090.3	17,430.3
Variable-rate senior unsecured notes	18,584.5	19,888.2
Fixed-rate senior unsecured notes	30,668.5	29,477.6
Junior subordinated notes	1,440.0	1,440.0

Total debt	78,421.7	71,058.4
Deposits	2,406.5	2,745.8
Credit balances of factoring clients	3,572.9	4,542.2
Accrued liabilities and payables	4,624.7	5,248.9

Total Liabilities	89,025.8	83,595.3
Commitments and Contingencies (Note 11)
Minority interest	54.3	57.5
Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized
Issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	350.0
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	150.0
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 215,044,322 and 214,390,177	2.1	2.1
Outstanding: 191,600,618 and 189,925,903
Paid-in capital, net of deferred compensation of $16.7 and $34.4	10,367.3	10,453.9
Accumulated deficit	(3,207.0)	(2,949.8)
Accumulated other comprehensive income	152.8	194.8
Less: treasury stock, 23,443,704 and 24,464,574 shares, at cost	(1,171.6)	(1,240.4)

Total Common Stockholders’ Equity	6,143.6	6,460.6

Total Stockholders’ Equity	6,643.6	6,960.6

Total Liabilities and Stockholders’ Equity	$95,723.7	$90,613.4

See Notes to Consolidated Financial Statements.

2	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (dollars in millions - except per share data)

	Quarters Ended March 31,
	2008	2007
Finance revenue	$1,682.0	$1,617.1
Interest expense	954.1	873.6
Depreciation on operating lease equipment	294.6	263.6

Net finance revenue	433.3	479.9
Provision for credit losses	464.5	71.1

Net finance revenue, after credit provision	(31.2)	408.8
Valuation allowance for receivables held for sale	140.5	–

Net finance revenue, after credit provision and valuation allowance	(171.7)	408.8
Other income	174.0	328.6

Total net revenue, after valuation allowance	2.3	737.4
Salaries and general operating expenses	318.0	355.8
Provision for severance and real estate exiting activities	69.1	–
Loss on debt and debt-related derivative extinguishments	148.1	139.3

(Loss) income before (benefit) provision for income taxes	(532.9)	242.3
Benefit (provision) for income taxes	294.2	(34.1)
Minority interest, after tax	(11.0)	(0.1)

Net (loss) income before preferred stock dividends	(249.7)	208.1
Preferred stock dividends	(7.5)	(7.5)

Net (loss) income (attributable) available to common stockholders	$ (257.2)	$ 200.6

Per common share data
Basic (loss) earnings per share	$ (1.35)	$ 1.03
Diluted (loss) earnings per share	$ (1.35)	$ 1.01
Number of shares - basic (thousands)	191,091	194,099
Number of shares - diluted (thousands)	191,091	197,922
Dividends per common share	$ 0.25	$ 0.25

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial Statements	3

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2007	$500.0	$2.1	$10,453.9	$(2,949.8)	$194.8	$(1,240.4)	$6,960.6

Net loss before preferred stock dividends				(249.7)			(249.7)
Foreign currency translation adjustments					(7.3)		(7.3)
Change in fair values of derivatives
qualifying as cash flow hedges					(25.3)		(25.3)
Unrealized loss on available for
sale equity and securitization
investments, net					(4.0)		(4.0)
Minimum pension liability adjustment					(5.4)		(5.4)

Total comprehensive (loss)							(291.7)

Cash dividends – common			(48.2)				(48.2)
Cash dividends – preferred				(7.5)			(7.5)
Restricted stock expense			(6.8)				(6.8)
Stock option expense			5.3				5.3
Issuance of stock			(33.8)			65.0	31.2
Employee stock purchase plan participation			(3.1)			3.8	0.7

March 31, 2008	$500.0	$2.1	$10,367.3	$(3,207.0)	$152.8	$(1,171.6)	$6,643.6

See Notes to Consolidated Financial Statements.

4	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
Quarters Ended March 31, (dollars in millions)

	2008	2007
Cash Flows From Operations
Net (loss) income before preferred stock dividends	$ (249.7)	$ 208.1
Adjustments to reconcile net (loss) income to net cash flows from operations:
Depreciation, amortization and accretion	334.8	292.2
Gains on equipment, receivable and investment sales	(56.9)	(72.9)
Valuation allowance for receivables held for sale	140.5	–
Loss on debt and debt-related derivative extinguishments	148.1	139.3
Provision for credit losses	464.5	71.1
(Benefit) provision for deferred federal income taxes	(351.8)	44.1
Share-based compensation amortization	–	17.5
Decrease (increase) in finance receivables held for sale	40.6	(211.9)
Decrease in other assets	79.6	52.3
(Decrease) in accrued liabilities and payables	(322.9)	(84.3)

Net cash flows provided by operations	226.8	455.5

Cash Flows From Investing Activities
Finance receivables extended and purchased	(17,002.0)	(17,979.5)
Principal collections of finance receivables and investments	13,972.9	13,613.7
Proceeds from asset and receivable sales	627.9	1,038.3
Purchases of assets to be leased and other equipment	(660.4)	(696.2)
Acquisitions, net of cash acquired	–	(1,835.6)
Net (increase) in short-term factoring receivables	(634.6)	(200.2)

Net cash flows (used for) investing activities	(3,696.2)	(6,059.5)

Cash Flows From Financing Activities
Net decrease in commercial paper	(1,483.9)	(103.6)
Proceeds from the issuance of term debt and bank credit facilities	10,539.5	6,971.5
Repayments of term debt	(2,540.2)	(2,291.9)
Net (decrease) increase in deposits	(339.3)	569.7
Net repayments of non-recourse leveraged lease debt	(4.3)	(22.4)
Collection of security deposits and maintenance funds	754.4	326.9
Repayment of security deposits and maintenance funds	(677.7)	(282.4)
Cash dividends paid	(55.7)	(58.9)
Treasury stock issuances	31.2	79.3
Treasury stock repurchases	–	(498.4)
Excess tax benefit related to share-based compensation	–	17.6
Other	(21.1)	(62.6)

Net cash flows provided by financing activities	6,202.9	4,644.8

Net increase (decrease) in cash and cash equivalents	2,733.5	(959.2)
Unrestricted cash and cash equivalents, beginning of period	6,313.1	4,279.4

Unrestricted cash and cash equivalents, end of period	$ 9,046.6	$ 3,320.2

Supplementary Cash Flow Disclosure
Interest paid	$ 805.2	$ 656.4
Federal, foreign, state and local income taxes paid, net	$ 1.0	$ 84.2

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial Statements	5

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of CIT Group Inc. and its majority owned subsidiaries (“CIT” or the “Company”), and those variable interest entities (VIEs) where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Results of operations of companies purchased are included from the dates of acquisition and for VIEs, from the dates that the Company became the primary beneficiary. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements. The Company accounts for investments in companies for which it owns a voting interest of 20 percent to 50 percent and for which it has the ability to exercise significant influence over operations and financial decisions using the equity method of accounting. These investments are included in other assets and the Company’s proportionate share of net income or loss is included in other income.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. These financial statements have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CIT’s financial position, results of operations and cash flows. Certain prior period amounts have been conformed to the current year presentation including cash flow balances and the balance sheet presentation of derivative counterparty receivables and payables detailed in the following sections.

Commencing with the presentation of the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007, the Company revised the classification of cash flow changes in security deposits and aerospace equipment maintenance funds and included these amounts as separate line items within “Cash Flows from Financing Activities”. Previously, these changes had been included in the line item Increase (decrease) in accrued liabilities and payables in “Cash Flows from Operations”. The effect of this revision to the previously issued 2007 cash flow statement is a reduction of $44.5 million and corresponding increase in cash flows from financing activities.

Liquidity and Capital

The success and profitability of the Company’s business depends upon access to the debt capital markets to provide liquidity and efficient funding for profitable asset growth. These markets have exhibited heightened volatility and dramatically reduced liquidity. Liquidity in the debt capital markets has become significantly more constrained and interest rates available to the Company have increased significantly relative to benchmark rates, such as U.S. treasury securities and LIBOR. Recent downgrades in the Company’s short and long-term credit ratings had the practical effect of leaving the Company without current access to the “A1/P1” prime commercial paper market, a historical source of liquidity, and necessitated the Company’s recent action to fully draw down its $7.3 billion of bank credit facilities. As a result of these developments, the Company is not currently accessing the commercial paper and unsecured term debt markets and has shifted funding sources over the past year primarily to asset-backed securities and other secured credit facilities, including both on-balance sheet and off-balance sheet securitizations. While secured financing may provide funding at an acceptable cost in the current market for many of the Company’s businesses, for some businesses, secured funding is significantly less efficient and more costly than unsecured debt facilities have been historically.

In April and May 2008, the Company issued common and preferred stock for proceeds totaling approximately $1.535 billion (prior to expenses) (see Note 19) and announced a 60% reduction in the quarterly common stock dividend. Additional measures approved by the Company’s Board of Directors and designed to enhance the Company’s capital and liquidity position, include the following:

•	second quarter 2008 sale of $1.4 billion of asset-backed loans and $3.2 billion of related commitments;

•	sale of $770 million of commercial aircraft, of which $300 million closed in the first quarter of 2008;

•	identification of an additional $2 billion in assets to be financed or sold; and

•	evaluation of strategic alternatives for the Company’s $4 billion rail leasing business.

The liquidity and capital enhancement measures described above are designed to restore, over time, the Company’s access to competitively-priced unsecured term debt markets and the commercial paper market and, in turn, to restore the Company to profitability. These initiatives are subject to a number of uncertainties, and there can be no assurance that any or all of them will be undertaken and if undertaken, successfully completed. Further, if any or all of these measures are undertaken, they may not achieve their anticipated benefits. Management’s failure to successfully implement its liquidity and capital enhancement measures could have a material adverse effect on the Company’s financial position, results of operations and cashflows.

6	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between two market participants on the measurement date. The impact of adopting SFAS No. 157 on accumulated deficit at January 1, 2008 was not material. Subsequent changes in the fair value of financial assets and liabilities are recognized in earnings as they occur.

The Company determines the fair value of its assets and liabilities based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain other securities that are highly liquid and are actively traded in over-the-counter markets;

•	Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes derivative contracts and certain loans held-for-sale;

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using valuation models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes retained residual interests in securitizations, highly structured or long-term derivative contracts and collateralized loan obligations (CLO) where independent pricing information is not able to be obtained for a significant portion of the underlying assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest ranking of any input that is significant to the fair value measurement.

The Company did not elect to measure any financial instruments at fair value under SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

Effective January 1, 2008, the Company adopted FASB Staff Position FIN 39-1 (FSP FIN 39-1), an amendment to FASB Interpretation No. 39, which allows for the accounting policy election to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. In conjunction with this adoption, the Company has elected to present assets and liabilities on a gross-by-counterparty basis. Assets and liabilities, as previously reported at December 31, 2007, were reflected on a net-by-counterparty basis for transactions settled in the same currency. Accordingly, other assets and accrued liabilities and payables as of December 31, 2007 were each increased by $365.4 million from amounts previously reported in order to conform to the current presentation.

New Accounting Pronouncements

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB No. 133” (SFAS 161). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Company’s financial position, financial performance and cashflows. SFAS 161 also clarifies that derivatives are subject to credit risk disclosures as required by SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 161 is effective for the year beginning January 1, 2009. The adoption of SFAS 161 will not impact the Company’s financial condition and results of operations.

On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R modifies the accounting for business combinations and requires, with limited exceptions, the acquiring entity in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date fair value. In addition, SFAS 141R limits the recognition of acquisition-related restructuring liabilities, requires the expensing of acquisition-related and restructuring costs and the acquirer to record contingent consideration measured at the acquisition date fair value. SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009. Early adoption of SFAS 141R is not permitted. The Company is currently evaluating the effect of this standard.

Item 1: Consolidated Financial Statements	7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 4, 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires all entities to report noncontrolling (i.e. minority) interests in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of a parent’s owners and the interests of noncontrolling owners of a subsidiary. SFAS 160 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition and results of operations.

NOTE 2 – FINANCING AND LEASING ASSETS

The following table summarizes the assets pledged/encumbered. With the exception of the rail assets, pledged assets are classified as finance receivables. These amounts do not include non-recourse borrowings related to leveraged lease transactions. Unencumbered financing and leasing assets totaled $52,081.2 million and $52,578.5 million at March 31, 2008 and December 31, 2007.

Pledged or Encumbered Financing and Leasing Assets (dollars in millions)

	March 31, 2008	December 31, 2007

Consumer (student lending)	$ 9,732.3	$ 9,079.4
Home Lending	6,614.0	7,074.3
Trade Finance (factoring)(1)	5,975.3	5,897.5
Vendor Finance (acquisition financing)	1,354.0	1,491.3
Corporate Finance(2)	1,076.4	370.0
Corporate Finance
(energy project finance)	262.1	262.1

Subtotal – Finance Receivables	25,014.1	24,174.6
Transportation Finance – Rail(3)	1,263.0	–

Total Financing and Leasing Assets	$26,277.1	$24,174.6

(1)	Excludes credit balances of factoring clients.

(2)	Includes financing executed via total return swaps (whereby CIT receives periodic payments based on the performance of the underlying loans and makes periodic payments based on interest indices), under which CIT retains control of and the full risk related to, these loans.

(3)	Equipment under operating lease

On June 30, 2007 the Company determined that its home lending receivables portfolio no longer qualified as assets held for investment. Subsequently, management determined an orderly run-off of a substantial portion of the Company’s home lending receivables portfolio, rather than a sale was preferable and $9.7 billion in then remaining unpaid principal balance (UPB) was transferred at the lower of cost or market from assets held for sale to assets held for investment. Consistent with management’s determination to hold certain assets for the foreseeable future, the Company segregated $7.2 billion UPB of the $9.7 billion portfolio in a bankruptcy-remote vehicle and issued $5.2 billion of securities as on-balance sheet, non-recourse secured financings. These financing transactions encumber the assets for their remaining lives, as the terms of the securitizations do not permit the Company to withdraw assets from the securitization vehicles or to substitute comparable assets. The securities in these on-balance sheet financing (securitization) transactions were structured into separate credit tranches and rated AAA through BBB-. The $5.2 billion private placement of securities sold to investors was comprised entirely of the AAA components of the structure. The $6.6 billion of home lending loans at March 31, 2008 in the preceding table remains encumbered by these transactions.

At September 30, 2007, the Company transferred assets from held for sale (HFS) to held for investment (HFI) at the lower of cost or market at the time of transfer. The portion of the accumulated valuation allowance related to loans transferred from HFS to HFI at September 30 is accounted for as accretable discount for periods after September 30, 2007. In the first quarter of 2008, the Company transferred approximately $482 million (contractual unpaid principal balance) of remaining manufactured housing loans from HFS to HFI. The cumulative unaccreted discount included in the carrying value of loans held for investment was $409 million and $453 million at March 31, 2008 and December 31, 2007.

In the quarter ended March 31, 2008, the Company identified $1.4 billion of Corporate Finance funded asset-based loan commitments for sale in the second quarter, and $500 million of commercial aerospace assets for sale in 2008 in conjunction with management’s plan to sell additional aircraft. Accordingly, such assets are included in financing and leasing assets held for sale.

See Note 6 – Debt for variable-rate non-recourse secured borrowing balances.

NOTE 3 – RESERVE FOR CREDIT LOSSES

The following table presents changes in the reserve for credit losses.

At or for the Quarters Ended March 31, (dollars in millions)

	2008	2007
Balance, beginning of period	$831.5	$659.3

Provision for credit losses –
commercial segments (1)	97.1	27.9
Provision for credit losses –
consumer segments	367.4	43.2
Reserve changes relating to
foreign currency translation,
acquisitions, other	(8.2)	30.8

Net additions to the
reserve for credit losses	456.3	101.9

Charged-off - finance receivables	(180.8)	(103.3)
Recoveries on finance receivables
previously charged-off	14.9	46.1

Net credit losses	(165.9)	(57.2)

Balance, end of period	$1,121.9	$704.0

(1)	Including Corporate and Other

8	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONCENTRATIONS

The following table summarizes the geographic and industry compositions (by obligor) of owned financing and leasing assets and other equity investments.

Concentrations (dollars in millions)

	March 31, 2008		December 31, 2007
Geographic	Amount	Percent	Amount	Percent
Northeast	$14,418.2	18.3%	$14,530.2	18.9%
West	12,704.9	16.2%	12,893.0	16.7%
Midwest	13,051.3	16.6%	12,769.5	16.6%
Southeast	10,716.8	13.6%	10,209.1	13.3%
Southwest	7,015.0	8.9%	6,659.0	8.7%

Total U.S.	57,906.2	73.6%	57,060.8	74.2%
Canada	4,762.2	6.1%	4,841.1	6.3%
Other international	15,923.5	20.3%	15,016.9	19.5%

Total	$78,591.9	100.0%	$76,918.8	100.0%

Industry
Student lending(1)	$12,561.9	16.0%	$11,584.9	15.1%
Manufacturing(2)	10,031.2	12.8%	9,923.5	12.9%
Commercial airlines (including regional airlines)	8,824.9	11.2%	8,625.8	11.2%
Home mortgage(3)(6)	8,642.4	11.0%	9,010.4	11.7%
Retail(4)	6,897.7	8.8%	7,225.6	9.4%
Service industries	4,932.1	6.3%	5,282.7	6.9%
Healthcare	4,199.5	5.3%	4,223.1	5.5%
Transportation(5)	3,192.0	4.1%	3,138.8	4.1%
Wholesaling	2,076.4	2.6%	1,889.9	2.5%
Communications	1,757.3	2.2%	1,625.3	2.1%
Other (no industry greater than 2.0%)	15,476.5	19.7%	14,388.8	18.6%

Total	$78,591.9	100.0%	$76,918.8	100.0%

(1)	Includes Private (non-government guaranteed) loans of $734.4 million and $599.3 million at March 31, 2008 and December 31, 2007. Loans to students at the top 5 institutions, based on outstanding exposure, represent approximately 50% of the private loan portfolio on a UPB basis.

(2)	Includes manufacturers of apparel (1.8%), followed by food and kindred products, steel and metal products, transportation equipment, industrial machinery and equipment, electronic equipment, textiles, printing and other industries.

(3)	Includes receivables from customers for products in manufactured housing.

(4)	Includes retailers of apparel (3.3%) and general merchandise (3.3%).

(5)	Includes rail, bus, over-the-road trucking industries and business aircraft.

(6)	Geographic concentrations by region for home lending include $1.9 billion northeast, $1.5 billion midwest, $2.6 billion west, $1.9 billion southeast and $0.7 billion southwest. The top 5 states include California ($1.6 billion), Florida ($0.8 billion), New York ($0.6 billion), Illinois ($0.5 billion), and Texas ($0.5 billion).

Item 1: Consolidated Financial Statements	9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RETAINED INTERESTS IN SECURITIZATIONS

The following table details the components of retained interests in securitizations.

Retained Interests in Securitizations (dollars in millions)

	March 31, 2008	December 31, 2007
Retained interests in loans other than home lending:
Retained subordinated securities(1)	$ 556.4	$ 500.5
Interest-only strips	332.3	426.0
Cash reserve accounts	241.2	251.0

Sub-total	1,129.9	1,177.5

Retained interests in home lending loans:
Retained subordinated securities	21.9	26.4
Interest-only strips	1.3	4.1

Sub-total	23.2	30.5

Total retained interests in securitizations	$1,153.1	$1,208.0

(1)	Includes $6.8 million in a collateralized loan obligation for both periods.

Retained subordinated securities, which create “over-collateralization” for more senior securities, represent the discounted cash flows expected to be realized by CIT from the principal balance of the finance receivables in the trusts/conduits in excess of the principal balance of the debt issued by such trusts/conduits, after taking into account expected losses.

Interest-only strips represent the discounted cash flows expected to be realized by CIT from the interest on the finance receivables in the trusts/conduits in excess of the interest expense on the debt issued by such trusts/conduits, to the extent the excess spread is not utilized to cover expected losses in the portfolios and servicing fees and expenses.

Cash reserve accounts represent the discounted cash flows expected to be realized by CIT from cash reserves placed with the trusts/conduits by CIT to the extent the reserves are not utilized to cover expected losses in the portfolios.

During the quarter the Company recorded a pretax $40 million impairment charge, largely reflecting the repricing of debt underlying a securitization conduit vehicle in the Vendor Finance segment that was triggered by the sale of CIT’s joint venture equity interest of which $33 million should have been recorded concurrently with the 2007 fourth quarter sale of its Dell Financial Services joint venture equity interest.

NOTE 6 – DEBT

Commercial paper declined to $1.3 billion at March 31, 2008 from $2.8 billion at December 31, 2007. Recent downgrades in the Company’s short and long-term credit ratings had the practical effect of leaving the Company without current access to the “A1/P1” rated commercial paper market, a historical source of liquidity, and necessitated the Company’s recent action to fully draw down its bank credit facilities. Given the draw on the bank lines and the credit ratings downgrades, the Company is no longer accessing the prime (A-1/P-1 rated) commercial paper markets and expects to repay, prior to December 31, 2008, all outstanding commercial paper.

The following table includes information relating to these bank line facilities.

Bank Lines Drawn (dollars in millions)

Maturity Date	Original Term	# of Banks	Total Facility Amount
October 10, 2008	5 Year	27	$2,100
April 14, 2009	5 Year	33	2,100
April 13, 2010	5 Year	30	2,100
December 6, 2011	5 Year	37	1,000

			$7,300

Interest on each of these facilities is based on a credit ratings grid, with the interest rate measured as a spread in basis points over LIBOR, increasing if the Company’s credit ratings decrease. At the Company’s current ratings, the total weighted average interest rate approximates LIBOR plus 50 basis points. At the lowest credit rating, the weighted average rate would not exceed LIBOR plus 100 bps. The individual low and high rates, depending on the Company’s credit ratings, are LIBOR plus 29 bps and LIBOR plus 120 bps. The maturities of these facilities reflect the date upon which the Company must repay the outstanding balance, with no option to extend the term for repayment.

10	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable-rate non-recourse secured borrowings increased to $19.1 billion at March 31, 2008 from $17.4 billion at December 31, 2007. See Note 2 – Financing and Leasing Assets for encumbered financing and leasing asset balances. The new borrowings of $2.7 billion have a weighted average cost of approximately LIBOR plus 100 to 125 basis points. Secured financing maturities of $1.0 billion were repaid during the quarter. The following table summarizes the secured borrowings by type of collateral.

Variable-rate Non-recourse Secured Borrowings Summary (dollars in millions)

	March 31, 2008	December 31, 2007
Consumer (student lending)	$ 9,812.9	$ 9,437.5
Home Lending	4,652.7	4,785.9
Trade Finance (factoring receivable)(1)	1,294.0	1,262.5
Vendor Finance (acquisition financing)	1,246.8	1,312.3
Transportation Finance–Rail	850.0	–
Corporate Finance(2)	971.8	370.0
Corporate Finance (energy project finance)	262.1	262.1

Total	$19,090.3	$17,430.3

(1)	Excludes credit balances of factoring clients.

(2)	Includes financing executed via total return swaps, under which CIT retains control of, and the full risk related to, these loans.

During the quarter ended March 31, 2008, the Company issued approximately $600 million in unsecured retail notes with a weighted average term of 3 years at a weighted average coupon of 6.75% and repaid maturing unsecured term debt of $1.6 billion.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company executes derivative transactions to hedge economic exposures. The majority of these transactions qualify for hedge accounting.

The fair value of the Company’s derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a gross-by-counterparty basis in the Company’s consolidated statements of financial condition at March 31, 2008. The amounts as of December 31, 2007 have been conformed to the current presentation. The fair value of derivative financial instruments is set forth below:

Fair Value of Derivative Financial Instruments (dollars in millions)

	March 31, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Cross currency swaps	$1,244.3	$ (0.8)	$ 856.0	$ (0.5)
Interest rate swaps	308.5	(349.0)	312.4	(407.9)
Foreign currency forward exchange contracts	182.1	(437.9)	194.9	(493.0)

Derivatives qualifying as SFAS 133 hedges	1,734.9	(787.7)	1,363.3	(901.4)
Non-qualifying derivatives	259.9	(308.1)	99.1	(129.8)

Total	$1,994.8	$(1,095.8)	$1,462.4	$(1,031.2)

Item 1: Consolidated Financial Statements	11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information regarding qualifying SFAS 133 hedges, specifically the notional principal value of interest rate swaps by class and the corresponding hedged positions.

Interest Rate Swaps (dollars in millions)

March 31, 2008	December 31, 2007	Hedged Item	Classification
Variable rate to fixed rate swaps(1)
$ 8,252.3	$ 9,744.8	Cash flow variability associated with specific
		variable-rate debt	Cash flow
–	1,796.9	Cash flow variability related to forecasted
		commercial paper issuances	Cash flow

$ 8,252.3	$11,541.7

Fixed rate to variable rate swaps(2)
$11,625.1	$12,920.9	Specific fixed rate debt	Fair value

(1)	CIT pays a fixed rate of interest and receives a variable rate of interest. These swaps hedge the cash flow variability associated with forecasted commercial paper and specific variable rate debt.

(2)	CIT pays a variable rate of interest and receives a fixed rate of interest. These swaps hedge specific fixed rate debt instruments.

During the quarter ended March 31, 2008, hedge accounting was discontinued with respect to the commercial paper program and the related variable to fixed rate swaps. In addition, to maintain the Company’s overall interest sensitivity position, hedge accounting was also discontinued on a similar notional amount of fixed rate to variable rate swaps, with essentially offsetting economics, which previously hedged specific fixed rate debt. All of these swaps were terminated in the second quarter of 2008.

The following table presents the notional principal amounts of cross-currency swaps by class and the corresponding hedged positions.

Cross-currency Swaps (notional dollars in millions)

March 31, 2008	December 31, 2007	Hedged Item	Hedge Classification	Description
$4,026.5	$4,026.5	Foreign denominated debt	Foreign currency fair value	CIT pays a U.S. variable rate of interest and receives a variable foreign rate of interest. These swaps hedge the fair value changes in foreign currency associated with specific foreign denominated debt and are designated as foreign currency fair value hedges.
249.5	249.5	Foreign denominated fixed-rate debt	Foreign currency cash flow	CIT pays a U.S. fixed rate of interest and receives a fixed foreign rate of interest. These swaps hedge the currency and interest rate cash flow variability associated with payments on specific foreign denominated fixed rate debt and are designated as foreign currency cash flow hedges.
4.3	27.6	Foreign currency loans to subsidiaries	Foreign currency cash flow	CIT receives a U.S. fixed rate of interest and pays a fixed foreign rate of interest. These swaps hedge the currency cash flow variability associated with payments on specific fixed-rate foreign denominated inter-company receivables and are designated as foreign currency cash flow hedges.

$4,280.3	$4,303.6

12	CIT GROUP INC

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

Foreign Currency Forward Exchange Contracts (notional dollars in millions)

March 31, 2008	December 31, 2007	Hedged Item	Hedge Classification
$3,897.1	$3,853.8	Foreign currency equity investments in subsidiaries	Foreign currency net investment
1,537.2	1,394.4	Foreign currency loans to subsidiaries	Foreign currency cash flow

$5,434.3	$5,248.2

The table that follows summarizes the nature and notional amount of economic hedges that do not qualify for hedge accounting under SFAS 133.

Non-hedge Accounting Derivatives (notional dollars in millions)

March 31, 2008	December 31, 2007	Type of Swaps/ Caps
$19,459.8	$17,564.1	US dollar interest rate swaps
4,102.0	3,184.1	Interest rate caps
401.3	349.6	Cross-currency swaps
350.1	254.4	Foreign currency interest rate swaps
148.0	168.0	Credit default swaps

$24,461.2	$21,520.2

The U.S. dollar interest rate swaps included in the table above relates to the following: (1) $9.4 billion at March 31, 2008 and $10.7 billion at December 31, 2007 in notional amount of interest rate swaps executed in conjunction with the 2007 third quarter on balance sheet securitization of home lending receivables, whereby CIT entered into offsetting swap transactions with the bankruptcy remote securitization trust formed for the transaction and with a third party commercial bank, each totaling approximately $4.7 billion and $5.3 billion in notional amount at March 31, 2008 and December 31, 2007 (2) $2.9 billion at March 31, 2008 and $2.5 billion at December 31, 2007 in notional amount of interest rate swaps related to customer derivative programs and (3) $3.0 billion of U.S. dollar interest rate swaps hedging the commercial paper program and certain fixed rate debt, for which hedge accounting was discontinued in the first quarter of 2008. CIT has also extended $4.0 billion at March 31, 2008 and $3.2 billion at December 31, 2007 in interest rate caps in connection with its customer derivative program. The notional amounts of derivatives related to the customer program include both derivative transactions with CIT customers, as well as offsetting transactions with third parties with like notional amounts and terms.

CIT also has certain cross-currency swaps, certain U.S. and Canadian dollar interest rate swaps, and interest rate caps that are economic hedges of certain interest rate and foreign currency exposures.

CIT has entered into credit default swaps, with original terms of 5 years, to economically hedge certain CIT credit exposures.

In addition to the amount in the preceding table, CIT had $2.1 billion and $2.0 in notional amount of interest rate swaps outstanding with securitization trusts at March 31, 2008 and December 31, 2007 to insulate the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $2.1 billion and $2.0 billion in notional amount at March 31, 2008 and December 31, 2007 to insulate the Company from the related interest rate risk.

Hedge ineffectiveness occurs in certain cash flow hedges, and was recorded as either an increase or decrease to interest expense as presented in the following table. Ineffectiveness for the quarter ended March 31, 2007 related to interest rate swaps hedging the commercial paper program. Hedge accounting for this program was discontinued in the first quarter of 2008.

Hedge Ineffectiveness (dollars in millions)

	Ineffectiveness	Increase/ Decrease to Interest Expense
Quarter ended March 31, 2008	$ –	N/A
Quarter ended March 31, 2007	$0.1	Decrease

Item 1: Consolidated Financial Statements	13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the components of accumulated other comprehensive income, net of tax.

Accumulated Other Comprehensive Income (dollars in millions)

	March 31, 2008	December 31, 2007
Foreign currency translation adjustments	$311.8	$319.1
Changes in fair values of derivatives qualifying as cash flow hedges	(121.9)	(96.6)
Benefit plan net (loss) and prior service (cost), net of tax	(41.0)	(35.6)
Unrealized gain on available for sale equity and securitization investments	3.9	7.9

Total accumulated other comprehensive income	$152.8	$194.8

The change in fair values of derivatives qualifying as cash flow hedges related to variations in market interest rates, as these derivatives hedge the interest rate variability associated with an equivalent amount of variable-rate debt. See Note 6 for additional information. The foreign currency translation adjustment, at both March 31, 2008 and December 31, 2007, reflects the weakening of the U.S. dollar in relation to various foreign currencies, partially offset by corresponding hedging activity, on an after tax basis.

The total comprehensive loss before preferred dividends for the quarter ended March 31, 2008 was $291.7 million, versus total comprehensive income of $200.0 million for the prior year quarter. See Consolidated Statement of Stockholders’ Equity.

The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as hedges of future cash flows are presented in the following table.

Accumulated Other Comprehensive Loss – Derivatives (dollars in millions)

	Fair Value Adjustments of Derivatives	Income Tax Effects	Total Unrealized Loss
Balance at December 31, 2007 — unrealized loss	$(170.8)	$ 74.2	$ (96.6)
Discontinuation – hedge accounting related to commercial paper program	148.1	(58.6)	89.5
Changes in values of derivatives qualifying as cash flow hedges	(190.9)	76.1	(114.8)

Balance at March 31, 2008 — unrealized loss	$(213.6)	$ 91.7	$(121.9)

The unrealized loss as of March 31, 2008 reflects lower market interest rates since the inception of the hedges. The Accumulated Other Comprehensive Loss (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining lives of the swaps. Assuming no change in interest rates, approximately $93.8 million, net of tax, of the Accumulated Other Comprehensive Loss relating to derivatives qualifying as cash flow hedges as of March 31, 2008 is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made.

The discontinuation of hedge accounting for interest rate swaps hedging the Company’s commercial paper program resulted in a $148.1 million earnings charge, which was previously reflected in other comprehensive loss. The swaps converted commercial paper, essentially a floating rate liability, to fixed rate for the funding of fixed rate assets with terms similar to the swaps. The loss resulted from declines in market interest rates since inception of the swaps.

14	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EARNINGS (LOSS) PER COMMON SHARE

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. For the 2007 quarter where net income was positive, diluted EPS includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options and restricted shares that do not have a dilutive effect are not included in the denominator and averaged approximately 12.3 million shares for the quarter ended March 31, 2007.

For 2008, the net loss had the effect of making all dilutive securities, which totaled approximately 13.6 million shares, anti-dilutive for the EPS calculation.

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

Earnings (Loss) Per Share (dollars in millions, except per share amount; shares in thousands)

	2008			2007
	Net (Loss)	Common Shares	Per Share Amount	Net Income	Common Shares	Per Share Amount
Quarters Ended March 31,
Basic EPS	$(257.2)	$191,091	$(1.35)	$200.6	194,099	$1.03
Effect of dilutive securities:
Restricted shares		–			1,594
Stock options		–			2,229

Diluted EPS	$(257.2)	$191,091	$(1.35)	$200.6	197,922	$1.01

NOTE 10 – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The following table discloses various components of pension and postretirement expense.

Retirement and Postretirement Benefit Plans (dollars in millions)

	Quarters Ended March 31,
	2008	2007
Retirement Plans
Service cost	$5.9	$6.2
Interest cost	6.1	5.4
Expected return on plan assets	(5.3)	(5.6)
Amortization of net loss	0.2	0.3
Amortization of prior service cost	0.6	0.7
Loss due to settlements & curtailments	4.4
Termination benefits	0.7	–

Net periodic benefit cost	$12.6	$7.0

Postretirement Plans
Service cost	$0.3	$0.5
Interest cost	0.7	0.8
Amortization of net loss	–	0.2
Loss due to settlements & curtailments	0.5	–

Net periodic benefit cost	$1.5	$1.5

For the first quarter 2008, CIT contributed $2.6 million to the retirement plans, and currently expects to contribute an additional $8.4 million in 2008, for a total of $11.0 million. CIT contributed $0.3 million to postretirement plans, and currently expects to contribute an additional $3.1 million in 2008, for a total of $3.4 million.

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

Commitments (dollars in millions)

	March 31, 2008			December 31, 2007
	Due to Expire		Total Outstanding	Total Outstanding
	Within One Year	After One Year
Financing Commitments
Financing and leasing assets (1)	$3,427.0	$7,452.0	$10,879.0	$13,062.6
Letters of Credit, Acceptances and Guarantees
Standby letters of credit	556.3	160.1	716.4	743.6
Other letters of credit	337.9	–	337.9	365.9
Guarantees, acceptances and other recourse obligations	112.3	7.9	120.2	232.3
Purchase and Funding Commitments
Aerospace purchase commitments	1,389.0	6,665.0	8,054.0	7,222.0
Other manufacturer purchase commitments	584.5	55.8	640.3	735.5
Sale-leaseback payments	142.8	1,681.8	1,824.6	1,925.9
Other	–
Liabilities for unrecognized tax benefits	30.0	190.9	220.9	223.1

(1)	Includes $3.2 billion of undrawn asset-based loan commitments outstanding at March 31 that the Company has agreed to sell.

Commitments to extend credit declined to $10.9 billion at March 31, 2008 from $13.1 billion at December 31, 2007, as $2.2 billion was either utilized or expired during the first quarter.

In addition to the amounts shown in the table above, the Company has extended unused, cancelable lines of credit to customers in connection with third-party vendor programs, which may be used solely to finance additional product purchases. These uncommitted lines of credit can be reduced or canceled by CIT at any time without notice. Management’s experience indicates that customers typically will not seek to exercise their entire available line of credit at any point in time.

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

Guarantees are issued primarily in conjunction with CIT’s factoring product in Trade Finance, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. As of March 31, 2008 and December 31, 2007, CIT had no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis. The table above (in Guarantees, acceptances and other recourse obligations) also includes recourse obligations of approximately $10.7 million at March 31, 2008 and $13.4 million at December 31, 2007 that were incurred in conjunction with financing and leasing asset sales.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on estimated values. Pursuant to existing contractual commitments, 120 aircraft remain to be purchased (23 within the next 12 months). Lease commitments are in place for all of the aircraft to be delivered over the next twelve months. The order amount excludes unexercised CIT options to purchase aircraft. The aircraft deliveries to CIT are scheduled periodically through 2016.

Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relates primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $1,824.6 million, or approximately $146.5 million per year for 2009 through 2013, with remaining payments due through 2030. These lease payments are expected to be more than offset by rental income associated with re-leasing the assets, subject to actual railcar utilization and rentals. In conjunction with sale-leaseback transactions, CIT has guaranteed all obligations of the related consolidated lessee entities.

CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 18 - Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT’s subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies.

NOTE 12 – FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis, are summarized below. Such assets and liabilities are classified in their entirety based on the lowest ranking of input that is significant to the fair value measurement. Financial assets at fair value classified within level 3 totaled $1.2 billion, or 1.2% of total Company assets as of March 31, 2008.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

		Fair Value Measurements Using:
	Total	Level 1	Level 2		Level 3
Assets
Retained interests in securitizations	$1,153.1	$ –	$ –		$1,153.1
Derivatives - counterparty receivable	1,994.8	–	1,986.8		8.0
Equity Investments in Other Assets	91.1	91.1	–		–

Total Assets	$3,239.0	$91.1	$1,986.8		$1,161.1

Liabilities
Liabilities - counterparty liability	$1,095.8	$ –	$1,079.4	.	$ 16.4

Total Derivatives	$1,095.8	$ –	$1,079.4		$ 16.4

Retained Interest in Securitizations

Retained interests from securitization activities do not trade in an active, open market with readily observable prices. Accordingly, the fair value of retained interests is estimated using discounted cash flow (“DCF”) models. Significant assumptions, including estimated loan pool credit losses, prepayment speeds and discount rates, are utilized to estimate the fair values of retained interests, both at the date of the securitization and in subsequent quarterly valuations. The assumptions reflect the Company’s recent historical experience and anticipated trends with respect to portfolio performances rather than observable inputs from similar transactions in the marketplace. Changes in assumptions may have a significant impact on the valuation of retained interests. See Note 5 for additional information.

Derivatives

The Company’s derivative contracts are not generally listed on an exchange, thus the derivatives positions are valued using models in which the inputs are determined using readily observable market data. The models utilized are widely used within the Financial Services industry and reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, volatility, and the credit quality of the counterparty. These models do not require a high level of management subjectivity as the methodologies employed do not require significant judgment, and inputs to the models are readily observable from actively quoted markets, as is the case for interest rate swaps, option contracts and credit default swaps. As a result, the majority of the Company’s derivatives fall within level 2 of the fair value

Item 1: Consolidated Financial Statements	17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

hierarchy. Selected foreign currency interest rate swaps and two CPI index-based swaps, where inputs are not readily observable market parameters, fall within level 3 of the fair value hierarchy. Receivables and payables are reported on a gross-by-counterparty basis. See Note 7 for additional information.

Equity Investments in Other Assets

Quoted prices available in the active equity markets were used to determine the fair value of equity investment securities, which are classified in level 1 of the valuation hierarchy.

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities for the quarter ended March 31, 2008 as well as the gains and losses for the quarter for all financial assets and liabilities categorized as level 3 as of March 31, 2008.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) (dollars in millions)

	Total	Retained Interests in Securitizations	Derivatives
Assets and Liabilities
Beginning period balance	$1,203.9	$1,208.1	$(4.2)
Gains or losses realized/unrealized
Included in other income	(20.8)	(18.5)	(2.3)
Included in other comprehensive income	(5.9)	(4.0)	(1.9)
Other, net	(32.5)	(32.5)	–

Ending period balance	$1,144.7	$1,153.1	$(8.4)

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the financial instruments on the Consolidated Balance Sheet by caption and by level within the SFAS 157 valuation hierarchy (as described above) as of March 31, 2008, for which a nonrecurring change in fair value has been recorded during the quarter ended March 31, 2008.

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
Loans held for sale	$1,485.9	$ –	$1,485.9	$ –	$(125.6)
Impaired loans (SFAS 114)	238.9	–	–	238.9	(14.3)

Total	$1,724.8	$ –	$1,485.9	$238.9	$(139.9)

Loans Held for Sale

The estimated fair value of loans classified as held for sale is calculated using observable market information, including bids from prospective purchasers and pricing from similar market transactions where available. Where bid information is not available for a specific loan, the valuation is principally based upon recent transaction prices for similar sold loans. These comparable loans share characteristics that typically include industry, rating, capital structure, seniority, and consideration of counterparty credit risk. In addition, general market conditions, including prevailing market spreads for credit and liquidity risk, are also considered in the valuation process. Loans held for sale are generally classified within level 2 of the valuation hierarchy. Home Lending loans transferred out of held for sale during the quarter were measured at fair value using level 3 inputs prior to transfer.

Impaired Loans

Impairment of a loan within the scope of SFAS 114 is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, as a practical expedient, based on a loan’s observable price or the fair value of the collateral if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral, are included in assets and reported at fair value on a nonrecurring basis, both at initial recognition of impairment and on an outgoing basis until recovery or charge-off. The determination of impairment involves management’s judgment in the use of market data and third party estimates regarding collateral values. Valuations in the level of impaired loans and corresponding impairment as defined under SFAS 114 affect the level of the reserve for credit losses.

18	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Until December 31, 2007, CIT was a partner with Dell Inc. (“Dell”) in Dell Financial Services L.P. (“DFS”), a joint venture that offered financing to Dell’s customers. The joint venture provided Dell with financing and leasing capabilities that were complementary to its product offerings and provided CIT with a source of new financings. In December 2007, Dell exercised its right to buy CIT’s interest and the Company sold its 30% ownership interest in the Dell Financial Services (DFS) joint venture. CIT has the right to purchase a minimum percentage of DFS finance receivables on a declining scale through January 2010. Prior to and subsequent to the sale, CIT regularly purchases finance receivables from DFS at a premium, portions of which are typically securitized within 90 days of purchase from DFS. CIT has certain recourse to DFS on defaulted contracts. Financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $0.6 billion and securitized assets included in managed assets were approximately $2.3 billion at both March 31, 2008 and December 31, 2007, respectively.

CIT also has a joint venture arrangement with Snap-on Incorporated (“Snap-on”) that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. The agreement with Snap-on extends until January 2009. CIT and Snap-on have 50% ownership interests, 50% board of directors’ representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT’s financial statements. At both March 31, 2008 and December 31, 2007, financing and leasing assets were approximately $1.0 billion and securitized assets included in managed assets were less than $0.1 billion.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $474 million at March 31, 2008 and $440 million at December 31, 2007.

In the first quarter of 2007, the Company formed Care Investment Trust Inc. (Care), an externally managed real estate investment trust (RElT), formed principally to invest in healthcare-related commercial mortgage debt and real estate. In conjunction with a June 2007 IPO, CIT contributed approximately $280 million of loans to Care in return for cash and a 36% equity investment, worth approximately $79 million, in Care at the initial public offering price. A subsidiary of CIT provides services to Care pursuant to a management agreement. The investment in Care is accounted for under the equity method, as CIT does not have a majority of the economics (expected losses and residual returns) in the entity.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. Other assets included approximately $12 million at March 31, 2008 and $11 million at December 31, 2007 of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

The combination of investments in and loans to non-consolidated entities represents the Company’s maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

Certain shareholders of CIT provide investment management, banking and investment banking services to the Company in the normal course of business.

Item 1: Consolidated Financial Statements	19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – BUSINESS SEGMENT INFORMATION

The following table presents our business segment financial information:

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Home Lending	Total Segments	Corporate and Other	Consolidated
For the Quarter Ended March 31, 2008
Net finance revenue, before depreciation	$ 184.4	$ 243.5	$ 36.2	$ 266.3	$ 730.4	$ 27.2	$ 20.3	$ 777.9	$(50.0)	$ 727.9
Other income	63.8	39.7	65.9	11.8	181.2	(8.4)	(4.4)	168.4	5.6	174.0
Depreciation on operating lease equipment	9.2	149.5	–	136.1	294.8	–	–	294.8	(0.2)	294.6
Provision for credit losses	36.6	(0.4)	9.5	28.2	73.9	149.6	217.8	441.3	23.2	464.5
Salaries and general operating expenses	114.2	40.6	39.2	104.0	298.0	21.3	20.2	339.5	(21.5)	318.0
Other pre-tax items(1)	117.5	–	–	–	117.5	–	23.0	140.5	217.2	357.7

(Loss) income before provision for income taxes	(29.3)	93.5	53.4	9.8	127.4	(152.1)	(245.1)	(269.8)	(263.1)	(532.9)
Provision for income taxes and other after tax items	9.1	(9.0)	(20.2)	(3.0)	(23.1)	56.9	91.8	125.6	150.1	275.7

Net (loss) income	(20.2)	84.5	33.2	6.8	104.3	(95.2)	(153.3)	(144.2)	(113.0)	(257.2)

Total financing and leasing assets	23,638.3	13,861.4	7,003.9	12,121.8	56,625.4	13,217.3	8,749.2	78,591.9	–	78,591.9
Total managed assets	24,986.0	13,861.4	7,003.9	16,075.8	61,927.1	13,217.3	9,401.5	84,545.9	–	84,545.9
For the Quarter Ended March 31, 2007
Net finance revenue, before depreciation	$ 167.5	$ 210.8	$ 41.4	$ 251.5	$ 671.2	$ 31.9	$ 54.0	$ 757.1	$(13.6)	$ 743.5
Other income	102.4	17.7	67.8	111.0	298.9	17.8	11.5	328.2	0.4	328.6
Depreciation on operating lease equipment	9.8	133.5	–	120.4	263.7	–	–	263.7	(0.1)	263.6
Provision for credit losses	20.5	(22.5)	8.0	10.4	16.4	7.9	35.3	59.6	11.5	71.1
Salaries and general operating expenses	114.1	33.3	41.3	115.3	304.0	25.5	31.2	360.7	(4.9)	355.8
Other pre-tax items(1)	–	–	–	–	–	–	–	–	139.3	139.3

Income (loss) before provision for income taxes	125.5	84.2	59.9	116.4	386.0	16.3	(1.0)	401.3	(159.0)	242.3
Provision for income taxes and other after tax items	(45.4)	(7.9)	(23.3)	(40.1)	(116.7)	(4.9)	1.5	(120.1)	78.4	(41.7)

Net income (loss)	80.1	76.3	36.6	76.3	269.3	11.4	0.5	281.2	(80.6)	200.6

Total financing and leasing assets	21,860.9	12,432.5	6,889.2	10,524.7	51,707.3	10,524.8	11,164.9	73,397.0	–	73,397.0
Total managed assets	23,297.4	12,432.5	6,889.2	14,608.0	57,227.1	10,524.8	11,959.7	79,711.6	–	79,711.6

(1)	Includes valuation allowances, debt and debt related derivative extinguishment charges and severance and real estate exit provisions.

NOTE 15 – LEGAL PROCEEDINGS

STUDENT LOAN INVESTIGATIONS

Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT, was engaged in the student lending business. In connection with investigations into (i) the relationships between student lenders and the colleges and universities that recommend such lenders to their students, and (ii) the business practices of student lenders, CIT and/or SLX have received requests for information from several state Attorneys General and several federal governmental agencies. In May, 2007, CIT entered into an Assurance of Discontinuance (the “AOD”) with the New York Attorney General (the “NYAG”), pursuant to which CIT contributed $3.0 million into a fund established to educate students and their parents concerning student loans and agreed to cooperate with the NYAG’s investigation, in exchange for which, the NYAG agreed to discontinue its investigation concerning certain alleged conduct by SLX. CIT is fully cooperating with the remaining investigations.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets are presented by segment in the table below:

Goodwill and Intangible Assets (dollars in millions)

	Corporate Finance	Trade Finance	Vendor Finance	Total
Goodwill
Balance at December 31, 2007	$296.9	$271.1	$406.0	$974.0
Acquisitions, other	–	0.7	10.1	10.8

Balance at March 31, 2008	$296.9	$271.8	$416.1	$984.8

Intangible Assets
Balance at December 31, 2007	$ 26.6	$102.8	$ 49.1	$178.5
Acquisitions, other	–	0.3	0.8	1.1
Amortization	(1.0)	(1.7)	(2.2)	(4.9)

Balance at March 31, 2008	$ 25.6	$101.4	$ 47.7	$174.7

The increase to goodwill and intangible assets reflected refinements to fair value adjustments (largely to tax liabilities) related to the first quarter 2007 acquisition of an international vendor finance business, coupled with foreign currency translation adjustments.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill is no longer amortized but instead is assessed periodically for impairment. The Company periodically reviews and evaluates its goodwill and intangible assets for potential impairment at a minimum annually, on October 1, or more frequently if circumstances indicate that impairment is possible.

In light of the continued capital markets disruption, and the fact that the Company’s stock has been trading below book value per share for two consecutive quarters, interim impairment testing was performed both at December 31, 2007 and March 31, 2008. As a result of the December impairment test (and subsequent measurement), the Company wrote off all the goodwill and intangible assets related to the student lending business in the Consumer segment. The estimated fair values of the Corporate Finance, Trade Finance and Vendor Finance businesses, at both December 2007 and March 2008, were based on observable market tangible book value and price to earnings multiples of relevant, comparable peer companies. This testing indicated that the estimated fair value of equity exceeded the book value of equity for the businesses in each of the segments in the table above. Therefore, management determined that no goodwill impairment charge for these three segments was required.

Due to the ongoing uncertainty in market conditions, which may continue to negatively impact the performance of the Company’s operating units, management will continue to monitor and evaluate the carrying value of goodwill. Management has a plan to restore the Company’s access to the unsecured debt markets at competitive interest expense levels, and return the Company’s business fundamentals to levels that would support the book value per share, but there is no assurance that the plan will be achieved, or that the market price of the common stock will increase to such levels in the foreseeable future. Further, price to earnings and book value multiples relating to the Company’s segments have generally declined the past two quarters. There is no assurance that valuation multiples will not decline further or that the earnings and book values of the Company’s business segments will not decline. Therefore, an impairment charge may be required to the extent that the book equity value, including goodwill, exceeds the estimated fair value of the segment. Also, if a segment, or a business within a segment, is sold for less than the book value of the assets sold, plus any goodwill or intangible assets attributable to that business, an impairment charge on all or part of the goodwill and intangible assets attributable to that business may be required. If market and economic conditions or business performance deteriorate further, this could increase the likelihood of additional impairment charges.

Other intangible assets, net, are comprised primarily of acquired customer relationships, and are amortized over their corresponding lives ranging from five to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $4.9 million and $5.7 million for the quarters ended March 31, 2008 and 2007. Accumulated amortization totaled $76.1 million at March 31, 2008 and $71.2 million at December 31, 2007. Projected amortization for the years ended December 31, 2008 through December 31, 2012 is $19.8 million, $18.8 million, $17.8 million, $16.9 million and $16.0 million.

Item 1: Consolidated Financial Statements	21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SEVERANCE AND REAL ESTATE EXIT RESERVES

The following table summarizes activities during 2008:

Reserves (dollars in millions)

	Severance		Facilities		Total Reserves
	Number of Employees	Reserve	Number of Facilities	Reserve
Balance at December 31, 2007	59	$16.7	36	$8.6	$25.3
Additions and adjustments	564	58.3	–	0.3	58.6
Utilization	(319)	(31.1)	(4)	(0.6)	(31.7)

Balance at March 31, 2008	304	$43.9	32	$8.3	$52.2

The severance additions during 2008 primarily relate to employee termination benefits incurred in conjunction with various organization efficiency and cost reduction initiatives. These additions, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $69.1 million provision. Outstanding severance liabilities at March 31, 2008 will largely be paid to employees in the second quarter of 2008.

The ending facilities reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining terms of approximately 7 years or less.

NOTE 18 – SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

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

22	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
March 31, 2008
ASSETS
Net finance receivables	$ 719.0	$3,578.6	$58,119.4	$ –	$62,417.0
Operating lease equipment, net	8.4	301.9	11,893.4	–	12,203.7
Finance receivables held for sale	–	11.8	2,603.9	–	2,615.7
Cash and cash equivalents	6,629.7	142.4	3,568.2	–	10,340.3
Other assets	14,263.6	260.0	267.0	(6,643.6)	8,147.0

Total Assets	$ 21,620.7	$4,294.7	$76,451.9	$(6,643.6)	$95,723.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt and deposits	$ 55,585.5	$2,204.7	$23,038.0	$ –	$80,828.2
Credit balances of factoring clients	–	–	3,572.9	–	3,572.9
Accrued liabilities and payables	(40,608.4)	1,389.6	43,843.5	–	4,624.7

Total Liabilities	14,977.1	3,594.3	70,454.4	–	89,025.8
Minority interest	–	–	54.3	–	54.3
Total Stockholders’ Equity	6,643.6	700.4	5,943.2	(6,643.6)	6,643.6

Total Liabilities and Stockholders’ Equity	$ 21,620.7	$4,294.7	$76,451.9	$(6,643.6)	$95,723.7

December 31, 2007
ASSETS
Net finance receivables	$ 2,373.4	$3,358.4	$55,973.2	$ –	$61,705.0
Operating lease equipment, net	8.6	292.0	12,309.9	–	12,610.5
Finance receivables held for sale	–	253.3	1,352.7	–	1,606.0
Cash and cash equivalents	3,171.0	30.5	3,590.8	–	6,792.3
Other assets	13,488.9	261.0	1,110.3	(6,960.6)	7,899.6

Total Assets	$ 19,041.9	$4,195.2	$74,336.9	$(6,960.6)	$90,613.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt and deposits	$ 49,525.6	$2,346.7	$21,931.9	$ –	$73,804.2
Credit balances of factoring clients	–	–	4,542.2	–	4,542.2
Accrued liabilities and payables	(37,444.3)	1,164.9	41,528.3	–	5,248.9

Total Liabilities	12,081.3	3,511.6	68,002.4	–	83,595.3
Minority interest	–	–	57.5	–	57.5
Total Stockholders’ Equity	6,960.6	683.6	6,277.0	(6,960.6)	6,960.6

Total Liabilities and Stockholders’ Equity	$ 19,041.9	$4,195.2	$74,336.9	$(6,960.6)	$90,613.4

Item 1: Consolidated Financial Statements	23

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Three Months Ended March 31, 2008
Finance revenue	$ 23.0	$127.4	$1,531.6	$ –	$1,682.0
Interest expense	103.8	3.3	847.0	–	954.1
Depreciation on operating lease equipment	0.2	21.1	273.3	–	294.6

Net finance revenue	(81.0)	103.0	411.3	–	433.3
Provision for credit losses	42.0	10.4	412.1	–	464.5

Net finance revenue after credit provision	(123.0)	92.6	(0.8)		(31.2)
Equity in net income of subsidiaries	(19.9)	–	–	19.9	–
Valuation allowance for receivables held for sale	–	–	140.5	–	140.5

Net finance revenue, after credit provision and valuation allowance	(142.9)	92.6	(141.3)	19.9	(171.7)
Other income	(34.6)	8.2	200.4	–	174.0

Total net revenue after valuation allowance	(177.5)	100.8	59.1	19.9	2.3
Salaries and general operating expenses	77.3	24.0	216.7	–	318.0
Provision for severance and real estate exiting activities	–	–	69.1	–	69.1
Loss on debt and debt-related derivative extinguishments	148.1	–	–	–	148.1

(Loss) Income before provision for income taxes	(402.9)	76.8	(226.7)	19.9	(532.9)
Benefit (provision) for income taxes	153.2	(29.2)	170.2	–	294.2
Minority interest, after tax	–	–	(11.0)	–	(11.0)

Net (loss) income before preferred stock dividends	(249.7)	47.6	(67.5)	19.9	(249.7)
Preferred stock dividends	(7.5)	–	–	–	(7.5)

Net (loss) income (attributable) available
to common stockholders	$(257.2)	$ 47.6	$ (67.5)	$ 19.9	$ (257.2)

Three Months Ended March 31, 2007
Finance revenue	$ 20.5	$111.8	$1,484.8	$ –	$1,617.1
Interest expense	5.7	10.4	857.5	–	873.6
Depreciation on operating lease equipment	0.1	17.6	245.9	–	263.6

Net finance revenue	14.7	83.8	381.4	–	479.9
Provision for credit losses	19.2	4.1	47.8	–	71.1

Net finance revenue after credit provision	(4.5)	79.7	333.6		408.8
Equity in net income of subsidiaries	332.0	–	–	(332.0)	–

Net finance revenue, after credit provision and valuation allowance	327.5	79.7	333.6	(332.0)	408.8
Other income	1.0	17.8	309.8	–	328.6

Total net revenue after valuation allowance	328.5	97.5	643.4	(332.0)	737.4
Salaries and general operating expenses	47.7	10.9	297.2	–	355.8
Loss on debt and debt-related derivative extinguishments	139.3	–	–	–	139.3

Income (Loss) before provision for income taxes	141.5	86.6	346.2	(332.0)	242.3
Benefit (provision) for income taxes	66.6	(31.9)	(68.8)	–	(34.1)
Minority interest, after tax	–	–	(0.1)	–	(0.1)

Net income before preferred stock dividends	208.1	54.7	277.3	(332.0)	208.1
Preferred stock dividends	(7.5)	–	–	–	(7.5)

Net income available to common stockholders	$ 200.6	$ 54.7	$ 277.3	$(332.0)	$ 200.6

24	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Three Months Ended March 31, 2008
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$ (0.5)	$ (21.6)	$ 248.9	$ –	$ 226.8

Cash Flows From Investing Activities:
Net (increase) decrease in financing and leasing assets	1,613.1	(21.1)	(5,288.2)	–	(3,696.2)
Increase in inter-company loans and investments	(4,010.0)	–	–	4,010.0	–

Net cash flows (used for) provided by investing activities	(2,396.9)	(21.1)	(5,288.2)	4,010.0	(3,696.2)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	5,911.8	(142.0)	488.8	–	6,258.6
Inter-company financing	–	296.6	3,713.4	(4,010.0)	–
Cash dividends paid	(55.7)	–	–	–	(55.7)

Net cash flows provided by (used for) financing activities	5,856.1	154.6	4,202.2	(4,010.0)	6,202.9

Net (decrease) increase in cash and cash equivalents	3,458.7	111.9	(837.1)	–	2,733.5
Cash and cash equivalents, beginning of period	3,171.0	30.5	3,111.6	–	6,313.1

Cash and cash equivalents, end of period	$ 6,629.7	$142.4	$ 2,274.5	$ –	$ 9,046.6

Three Months Ended March 31, 2007
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$ (279.7)	$ 2,670.6	(1,935.4)	$ –	$ 455.5

Cash Flows From Investing Activities:
Net increase in financing and leasing assets	(474.3)	(305.8)	(5,279.4)	–	(6,059.5)
Increase in inter-company loans and investments	(4,333.1)	–	–	4,333.1	–

Net cash flows (used for) provided by investing activities	(4,807.4)	(305.8)	(5,279.4)	4,333.1	(6,059.5)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	4,196.3	117.7	389.7	–	4,703.7
Inter-company financing	9.1	(2,515.2)	6,839.2	(4,333.1)	–
Cash dividends paid	(58.9)	–	–	–	(58.9)

Net cash flows provided by (used for) financing activities	4,146.5	(2,397.5)	7,228.9	(4,333.1)	4,644.8

Net (decrease) increase in cash and cash equivalents	(940.6)	(32.7)	14.1	–	(959.2)
Cash and cash equivalents, beginning of period	3,040.3	227.8	1,011.3	–	4,279.4

Cash and cash equivalents, end of period	$ 2,099.7	$ 195.1	$ 1,025.4	$ –	$ 3,320.2

Item 1: Consolidated Financial Statements	25

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – Subsequent Events

On April 21, 2008, the Company sold $1.0 billion or 91,000,000 shares, of common stock and $500 million or 10,000,000 shares of Non-Cumulative Perpetual Convertible Preferred Stock, Series C, with a liquidation preference of $50 per share, subject to the underwriters’ right to purchase an additional 13,650,000 shares of the common stock and 1,500,000 shares of the convertible preferred stock pursuant to overallotment options. On April 23, 2008, the underwriters exercised their entire overallotment option for the preferred stock. On May 6, 2008, 2,558,120 shares of common stock were issued pursuant to the underwriters’ overallotment option.

The common stock offering was priced at $11.00 per share. The net proceeds from the common stock offering, including the portion of the overallotment option exercised, were approximately $978 million, after deducting underwriting commissions. The Company intends to use the net proceeds from the sale of the common stock for general corporate purposes, including the payment of dividends on its outstanding Series A and B preferred stock for the second quarter of 2008 in an amount of approximately $8 million and the payment of interest on its outstanding junior subordinated notes in the third quarter of 2008 in an amount of approximately $23 million.

The net proceeds from the convertible preferred stock offering, including the overallotment option, were approximately $558 million, after deducting underwriting commissions. The Company intends to use the net proceeds from the sale of the convertible preferred stock for general corporate purposes. The convertible preferred stock will pay, only when, as and if declared by CIT’s board of directors or a duly authorized committee of the board, cash dividends on each March 15, June 15, September 15 and December 15, beginning on June 15, 2008, at a rate per annum equal to 8.75%, payable quarterly in arrears on a non-cumulative basis. Each share of convertible preferred stock will be convertible at any time, at the holder’s option, into 3.9526 shares of CIT common stock, plus cash in lieu of fractional shares, (equivalent to an initial conversion price of approximately $12.65 per share of CIT’s common stock). The conversion rate will be subject to customary anti-dilution adjustments and will also be adjusted upon the occurrence of certain other events. In addition, on or after June 20, 2015, CIT may cause some or all of the convertible preferred stock to convert provided that CIT’s common stock has a closing price exceeding 150% of the then applicable conversion price for 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days.

26	CIT GROUP INC

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

CIT Group Inc., a Delaware corporation (“we,” “CIT” or the “Company”), is a global commercial finance company that was founded in 1908. CIT provides financing and leasing capital for companies and consumers in a wide variety of industries, offering vendor, equipment, commercial, factoring and structured financing products, as well as management advisory services. CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region.

In the following discussion we use financial terms that are relevant to our business. You can find a glossary of key terms used in our business in Part I Item 1. Business Section in our Form 10-K for the year ended December 31, 2007.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain certain non-GAAP financial measures. See “Non-GAAP Financial Measurements” for reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures.

LIQUIDITY AND CAPITAL ENHANCEMENT PLAN

During the first quarter of 2008, we initiated a series of actions to improve our liquidity and capital position. The ultimate goal of these actions is to transition CIT to a smaller company primarily focused on serving both middle market commercial businesses and global vendor relationships.

In April and May 2008, the Company issued common and preferred stock for proceeds totaling $1.535 billion (see Note 19–Subsequent Events) and announced a 60% reduction in the quarterly common stock dividend. Additional measures approved by the Company’s Board of Directors and designed to enhance the Company’s capital and liquidity position, include the following:

•	Sale of $1.4 billion of asset-based loans and $3.2 billion in related unfunded lending commitments, which is expected to close in the second quarter of 2008;

•	Sale of $770 million of commercial aircraft, of which $300 million closed in the first quarter of 2008;

•	Identification of an additional $2 billion in assets to be financed or sold; and

•	Evaluation of strategic alternatives for the Company’s $4 billion rail leasing business.

Our plan is to transition over time to a revised business model with the following attributes:

•	Primary focus on commercial finance, advisory services and global vendor finance relationships;

•	A strong originations network with solid customer relationships;

•	A diverse asset portfolio, both in terms of industry concentration and geographic spread of risk;

•	Consistent credit discipline emphasizing senior, secured lending to middle-market companies; and

•	Diversified revenue streams, leveraging our intellectual and relationship capital to generate fee-based opportunities.

Our goal is to support this revised business model based on the following capital management and funding approach:

•	A balanced funding model predicated upon diverse funding sources and deep access to both secured and unsecured markets at consistent and economic cost of funds, as well as bank deposits;

•	Solid capital base with target capital levels developed through a bottoms-up risk analysis;

•	Strong investment grade debt ratings – targeting mid-A or better with “prime” commercial paper ratings (i.e. A-1/P-1 rated); and

•	A dividend payout ratio commensurate with the capital generation of the business.

In light of the continued disruption in the capital markets, we plan to pursue a dual-pronged approach to funding – strengthening the near-term liquidity position, while exploring longer-term, strategic funding options, including the possibility of a strategic funding partner with financing against pools of assets in conjunction with a commitment to fund select originations. Accordingly, the Company’s tactics will reflect the following priorities – enhanced liquidity, franchise value, longstanding and strategic customer relationships, and the restoration of acceptable profitability.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	27

As discussed further in Liquidity Risk Management, we made significant progress with respect to the above plan during the quarter, as committed sources of liquidity are expected to cover requirements for the remainder of 2008 as shown in the tables covering sources and uses of cash below (dollars in billions):

Sources of Cash		Uses of Cash
Available – March 31(1)	$ 8.4	Debt maturities
Asset-based loan sales	1.4	Commercial Paper	$(1.3	)(3)
Equity Issuance		Bank borrowings	(2.1	)(3)
Common	1.0	Unsecured term debt	(8.1	)(3)
Preferred	0.6	Deposit maturities	(0.9)

Completed actions	11.4	Aircraft purchases	(1.5)
Future Actions:
Aircraft sales	0.5
Available ABS facilities	1.9
Deposit issuances(2)	0.9

Total sources	$14.7	Total uses	$(13.9)

(1)	Excluding $1.9 billion of restricted cash and non-immediately liquid cash amounts

(2)	To repay maturing deposits

(3)	Combined commercial paper, bank borrowings and unsecured term debt maturities for the second, third and fourth quarters of 2008 are $5.4 million, $1.5 million and $4.6 million respectively.

The above analysis of cash sources and uses assumes that other asset collections support new originations, resulting in a modest reduction in owned financing and leasing assets due to the asset sales listed above. While the Utah bank has the capacity to issue additional deposits to fund asset growth, the table above assumes resuming taking deposits only to repay maturing deposits at the bank in the second half of 2008.

A key ongoing element of our liquidity plan is to maintain sufficient liquidity to cover our obligations and fund our business in a controlled fashion over the next twelve month timeframe. With this objective in mind, we are currently considering another $8 – 12 billion in financial strategies, summarized below, to further bolster liquidity and capital. We do not expect to execute on all these initiatives in 2008, but view these as potential options available to build additional liquidity in advance of 2009 funding needs.

Asset sales or secured financings of $5 – 7 billion:

•	Middle market and syndicated loans – remains our largest unencumbered asset base

•	Vendor receivables – evaluating strategic alternatives for select geographies and niche programs

•	Commercial aircraft – currently an asset class with good market interest

•	Student loans – sales of unencumbered guaranteed loans

•	Rail – we have hired advisors to evaluate strategic alternatives for this business

•	Ongoing run-off (liquidation) of the home lending and student lending portfolios

Other Financings of $3 – 5 billion:

•	Export Credit Agencies (“ECA”) financing for commercial aircraft deliveries

•	Continued execution of Vendor Finance and Corporate Finance secured financings – historic funding source with proven collateral performance

•	Unsecured term debt issuances

•	Eventual return to the commercial paper market as we free available bank line capacity via repayment of existing bank facilities and either restoring “prime” CP credit ratings, or accessing the “non-prime” CP investor market.

28	CIT GROUP INC

PROFITABILITY AND KEY BUSINESS TRENDS

The net loss attributable to common shareholders was $257.2 million for the current quarter, versus net income of $200.6 million for the prior year quarter. Commercial segment earnings were more than offset by a combined net loss in our home lending and consumer lending segments, a charge related to terminated hedges, and employee severance costs.

The following table breaks down our reported results between our ongoing commercial businesses, liquidating consumer segments, and other noteworthy items (dollars in millions):

	Net Income/ (Loss)	EPS	ROE
Net loss – reported results	$(257.2)	$(1.35)	-15.8%
Home lending and consumer segments	(248.5)	(1.30)
Noteworthy items	(165.6)	(0.87)

Commercial results, including corporate	$156.9	$ 0.82	12.1%

Net income for Commercial Segments and Corporate was $156.9 million, down from $267.9 million in the prior year quarter, reflecting lower finance margins, lower other income and higher credit costs.

The noteworthy items in the table above are comprised of the following:

•	A pretax charge of $117.5 million (decrease to EPS of $0.36) for a lower of cost or market valuation allowance in the Corporate Finance segment, reflecting the agreement to sell $1.4 billion in funded loans (that were classified as held for sale at March 31, 2008) and $3.2 billion in related asset-based lending commitments;

•	A $33 million pretax impairment charge (decrease to EPS of $0.11), that should have been recorded concurrently with the 2007 fourth quarter sale of our Dell Financial Services joint venture equity interest, reflecting the repricing of debt underlying a securitization conduit vehicle in the Vendor Finance segment that was triggered by the purchase of CIT’s joint venture equity interest;

•	A pre-tax charge in corporate and other of approximately $148 million related to losses on swaps that hedged the now inactive commercial paper program (decrease to EPS of $0.47), the majority of which was previously recorded in Other Comprehensive Loss. To maintain the Company’s overall interest sensitivity position, hedge accounting was discontinued on a similar notional amount of fixed-rate to variable rate swaps, with essentially offsetting economics, which previously hedged specific fixed-rate debt. The majority of both of these groups of swaps were terminated in April 2008, with negligible cash impact, as the positive mark on the swaps formerly hedging the debt essentially offset the loss on the commercial paper program swaps. The positive mark has been recorded as a basis adjustment against the fixed-rate debt and will be accreted over the remaining life of the debt;

•	Pre-tax charges of $69 million, primarily reflecting costs in corporate and other associated with severance and termination expenses related to approximately 500 employees (decrease to EPS of $0.22); and

•	Tax benefits of approximately $56 million relating to applying the projected annual effective tax rate for 2008, including the projected income mix between international and domestic operations (increase to EPS of $0.29).

The loss of $248.5 million in the Home Lending and Consumer Segments was primarily driven by $268.8 million in reserve building during the quarter ($150 million for Home Lending and $121.5 million for Student Lending), reflecting seasoning of the home lending portfolio, coupled with deterioration in the residential housing markets and reserves in Student Lending for private (non-government guaranteed) loans, principally to students of a pilot training school that filed for bankruptcy during the quarter.

REVENUE

Total net revenue, comprised of net finance revenue and other income, was down from the 2007 first quarter and the 2007 fourth quarter, on lower other income, reflecting the illiquid markets for syndications and receivable sales and higher funding costs. Total net revenue before valuations and credit provisions was $607.3 million for the current quarter, down from $808.5 million during the 2007 first quarter and $953.5 million last quarter, which included gains totaling $267.1 million on the sales of our interest in the DFS joint venture and of a systems leasing business.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	29

NET FINANCE REVENUE

Net Finance Revenue for the Quarters Ended March 31 (dollars in millions)

	2008	2007
Finance income – loans and capital leases	$1,175.3	$1,163.0
Rental income on operating leases	506.7	454.1

Finance revenue	1,682.0	1,617.1
Less: interest expense	954.1	873.6
Depreciation on operating lease equipment	294.6	263.6

Net finance revenue	$433.3	$479.9

Average Earnings Assets (“AEA”)	$73,869.5	$67,920.9

As a % of AEA:
Finance income – loans and capital leases	6.36%	6.85%
Rental income on operating leases	2.74%	2.67%

Finance revenue	9.10%	9.52%
Less: interest expense	5.16%	5.14%
Depreciation on operating lease equipment	1.59%	1.55%

Net finance revenue	2.35%	2.83%

As a % of AEA by Segment:
Corporate Finance	3.04%	2.98%
Transportation Finance	2.73%	2.53%
Trade Finance	4.80%	5.77%
Vendor Finance	4.30%	4.85%
Commercial Segments	3.35%	3.46%
Consumer	0.84%	1.25%
Home Lending	0.91%	2.03%
Consolidated net finance revenue	2.35%	2.83%

Net finance revenue of $433 million declined 10% from the 2007 first quarter and 11% from last quarter. As a percentage of average earning assets, net finance revenue declined to 2.35% from 2.83% in the 2007 first quarter and 2.67% last quarter. Declining market interest rates, including lower benchmark market interest rates, reduced asset yields as a percentage of average earning assets. However, interest costs did not decline to the same degree as a percentage of average earning assets, as the Company’s borrowing spreads over benchmark rates widened, lower cost unsecured debt was repaid, the Company utilized secured financing structures to a greater degree and the cost of maintaining excess cash liquidity increased. Average earning assets increased 9% over the prior year quarter and 1% over last quarter. Asset growth for the quarter was strategically controlled to balance liquidity.

Our funding costs have not decreased with lower market interest rates, reflecting the constrained capital markets and other factors. As described in Capitalization and in the Liquidity section of Risk Management, beginning in the second half of 2007, commercial paper balances were significantly lowered, as we relied more heavily on secured financing sources and issued a number of higher-cost funding instruments. Further, during the 2008 first quarter, our credit ratings were lowered, effectively eliminating our ability to issue commercial paper to our existing prime commercial paper investor base and we drew upon our back-up bank line facilities.

Net finance revenue for our commercial segments and corporate and other declined to 2.97% as a percentage of average earning assets from 3.35% in the prior year quarter and 3.37% last quarter. The decline was consistent with the decline in our overall results, but to a lesser degree. Net finance revenue for just the commercial segments was 3.35% for the quarter, versus 3.60% in the prior quarter and 3.46% in the first quarter of 2007.

30	CIT GROUP INC

We expect this downward pressure on net finance income to continue through 2008. The following table presents the causes of the reduced net finance revenue percentage from the fourth and first quarters of 2007.

Change in Net Finance Revenue as a % of AEA

	Quarter Ended March 31, 2008	Twelve Months Ended March 31, 2008
Net finance revenue – prior period	2.67%	2.83%
Treasury gap (including asset/liability mix, changes in liquidity position)	-0.07%	-0.15%
Yield-related fees	–	-0.06%
Asset mix changes, including student lending	-0.07%	-0.09%
Other factors	-0.18%	-0.18%

Net finance revenue – March 31, 2008	2.35%	2.35%

The increased treasury gap drag on net finance revenue reflects our decision to maintain excess cash balances and the continued disruption of capital markets.

Net Finance Revenue as a % of AOL for the Quarters Ended March 31 (dollars in millions)

	2008	2007
Rental income on operating leases	16.16%	16.26%
Depreciation on operating lease equipment	9.40%	9.44%

Net operating lease revenue	6.76%	6.82%

Average Operating Lease Equipment (“AOL”)	$12,541.4	$11,168.2

Net operating lease revenue increased 11% over the prior year quarter on strength in the aerospace portfolio, but was down slightly from last quarter as somewhat softer lease rates and lower utilization in certain car types in our rail business, reflecting the weaker economy and in particular residential construction, contributed to the decline.

All of our commercial aircraft are under lease contracts. Additionally, all of the remaining 2008 and 2009 aircraft in our order book are placed with customers. See Concentrations —Operating Leases for additional information regarding operating lease assets.

CREDIT METRICS

Overall credit metrics continued to show higher past due and non-accrual loans and higher overall charge-offs, driven by the seasoning home lending portfolio. Although past due and non accrual loan credit metrics in our commercial businesses weakened from favorable prior period levels, commercial credit quality remained good in the first quarter of 2008. Commercial net charge-offs increased to 0.63% of average finance receivables, reflecting strong prior year recoveries in Transportation Finance and Corporate Finance.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	31

Past Due Loans (60 days or more) (dollars in millions, % as a percentage of financing receivables)

	March 31, 2008		December 31, 2007
Owned
Corporate Finance	$ 266.6	1.26%	$ 194.8	0.91%
Transportation Finance	14.6	0.56%	9.8	0.39%
Trade Finance	86.1	1.23%	71.1	0.97%
Vendor Finance	339.6	3.14%	336.0	3.24%

Commercial Segments	706.9	1.70%	611.7	1.47%
Home Lending	1,185.8	12.95%	962.1	9.91%
Consumer	642.8	4.90%	600.8	4.93%

Total	$2,535.5	3.97%	$2,174.6	3.43%

Managed
Corporate Finance	$ 291.0	1.19%	$ 201.8	0.86%
Transportation Finance	14.6	0.47%	9.8	0.39%
Trade Finance	86.1	1.23%	71.1	0.97%
Vendor Finance	510.5	3.41%	520.7	3.49%

Commercial Segments	902.2	1.82%	803.4	1.68%
Home Lending	1,251.6	12.76%	1,031.3	9.92%
Consumer	642.8	4.87%	600.8	4.88%

Total	$2,796.6	3.86%	$2,435.5	3.42%

Corporate Finance delinquency metrics trended up during the quarter primarily due to the addition of accounts in the commercial & industrial and the communications media & entertainment units.

Transportation Finance delinquencies reflected a modest increase in aerospace delinquencies in a small number of accounts and increased from very low year end levels.

Trade Finance delinquencies increased but remained below a year ago.

The Vendor Finance decrease in delinquency in 2008 was driven primarily by lower delinquencies in U.S. operations, as delinquencies associated with the integration and consolidation of leasing platforms in connection with a 2007 acquisition have lessened. This improvement was partly offset by higher international balances, in both Europe and Asia Pacific, driven by several larger accounts. International delinquency remains below the September 2007 high point.

Home Lending metrics are reflected as a percentage of unpaid principal balance. Home Lending delinquencies continued to rise, reflecting expected portfolio seasoning (given the portfolio run-off / liquidating status) coupled with the effects of softer residential real estate and tighter residential mortgage financing and re-financing market conditions. See Concentrations for additional information on Home Lending.

Consumer delinquency increased in 2008 driven by Student Lending. Delinquencies on student loans for which there is a 97% government guarantee totaled $603.1million (5.1%) at March 31, 2008, up from $569.1 million (5.23%) at December 31, 2007. Delinquencies on unguaranteed private loans totaled $25.7 million (3.5%) at March 31, 2008 and $12.7 million (2.03%) at December 31, 2007. Approximately $550 million (75%) of the private loan portfolio is not yet in repayment status, which begins upon graduation, or when a student no longer attends school. As more loans enter repayment status, it is possible that we will experience changes in delinquency rates.

32	CIT GROUP INC

Non-performing Assets (dollars in millions)

	March 31, 2008		December 31, 2007
Corporate Finance	$ 442.3	2.08%	$ 242.2	1.14%
Transportation Finance	7.9	0.30%	3.3	0.13%
Trade Finance	44.4	0.63%	41.6	0.57%
Vendor Finance	205.6	1.90%	190.6	1.84%

Commercial Segments	700.2	1.68%	477.7	1.15%

Home Lending	1,057.1	11.54%	892.3	9.19%
Consumer	87.7	0.67%	8.5	0.07%

Total	$1,845.0	2.90%	$1,378.5	2.17%

Non-accrual loans	$1,652.3	2.60%	$1,162.7	1.83%
Repossessed assets	192.7	0.30%	215.8	0.34%

Total non-performing assets	$1,845.0	2.90%	$1,378.5	2.17%

The non-performing asset trends follow those of loan delinquency. Non-performing loans in Corporate Finance increased during the quarter consistent with the previously discussed loan delinquency trends as well as the additions of a commercial real estate development loan and a number of large communications and media and manufacturer loans. Non-performing balances, such as in Corporate Finance, may exceed the delinquency balance as certain loans classified as non-accrual stop accruing income even though they may not be contractually past due. Repossessed assets, which are carried at the lower of book value or estimated fair value, decreased primarily due to Home Lending activity. See Concentrations — Home Lending Business for additional information.

RESERVE FOR CREDIT LOSSES

Reserve and Provision for Credit Losses for the Quarters Ended March 31 (dollars in millions)

	2008	2007
Reserve balance – beginning of period	$ 831.5	$659.3

Provision for credit losses – finance receivables (by segment)
Corporate Finance	36.6	20.5
Transportation Finance	(0.4)	(22.5)
Trade Finance	9.5	8.0
Vendor Finance	28.2	10.4
Home Lending	217.8	35.3
Consumer	149.6	7.9
Corporate and other, including specific reserving actions	23.2	11.5

Total provision for credit losses	464.5	71.1
Reserve changes relating to foreign currency translation, acquisitions, other	(8.2)	30.8

Additions to reserve for credit losses, net	456.3	101.9
Net charge-offs (recoveries)
Corporate Finance	39.5	20.8
Transportation Finance	(0.6)	(22.5)
Trade Finance	8.9	7.0
Vendor Finance	19.5	10.0
Home Lending	67.8	34.5
Consumer	30.8	7.4

Total net charge-offs	165.9	57.2

Reserve balance – end of period	$1,121.9	$704.0

Reserve for credit losses as a percentage of finance receivables	1.77%	1.17%
Reserve for credit losses, excluding specific reserves, as a percentage of finance
receivables, excluding student loans and home lending	1.23%	1.18%
Reserve for credit losses, excluding specific reserves, as a percentage of finance
receivables, excluding guaranteed student loans and home lending	1.53%	1.16%
Reserve for credit losses as a percentage of non-performing assets, excluding
student loans and home lending	82.0%	162.9%

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	33

The increase in the reserve for credit losses during the first quarter of 2008, as well as the higher provision in relation to the first quarter of 2007, largely reflected $268.8 million of combined provisioning in excess of charge-offs in the Home Lending and Consumer segments. The increased current quarter provision for credit losses in the commercial segments reflects weakened credit metrics from both very favorable prior year levels and unusually high recoveries in the commercial aerospace business in 2007. The reserve for credit losses as a percentage of non-performing assets excluding student loans and Home Lending declined from the prior year due to reduced expected loss severity.

In the Home Lending segment, the provision for the 2008 quarter of $217.8 million, included $150.0 million of reserve increase, reflecting higher loss severity and past due loans due to continued deterioration in the home lending markets during the quarter. The 2008 Consumer segment provision of $149.6 million included $121.5 million of reserve increase. Of this amount, $111.5 million related to loans to students (totaling $194.6 million at March 31, 2008) of a pilot flight training school that filed for bankruptcy during the quarter. The reserving action reflects management’s best estimate of losses, based on information available at this time and the collection strategy that the Company anticipates pursuing. The balance relates to other exposures in the private (unguaranteed) student lending portfolio. See Concentrations for additional information on the Home Lending and Student Lending portfolios.

The reserve for credit losses includes three key components: (1) specific reserves for loans that are impaired under SFAS 114, (2) reserves for estimated losses inherent in the portfolio based upon historical and projected charge-offs, and (3) reserves for inherent estimated losses in the portfolio based upon economic risks, industry and geographic concentrations, estimation risk and other factors. The consolidated reserve for credit losses is intended to provide for losses inherent in the portfolio based on estimates regarding the ultimate outcome of collection efforts and realization of collateral values, among other things. We may make additions or reductions to the consolidated reserve for credit losses depending on changes in economic conditions or credit metrics, including past due and non-performing accounts, or other factors affecting specific obligors or industries as well as adjustments for estimation risk. With the exception of home lending and student lending private loan performance, we continue to believe that the credit risk characteristics of the portfolio are well diversified by geography, industry, borrower, and collateral type. The portion of the reserve related to inherent estimated loss and estimation risk reflects our evaluation of trends in our key credit metrics, as well as our assessment of risk in specific industry sectors.

Specific reserves related to impaired loans totaled $61.0 million at March 31, 2008 compared with $52.1 million at December 31, 2007. The specific reserves primarily relate to SFAS 114 impaired accounts within our Corporate Finance and Trade Finance businesses. The reserve for credit losses at March 31, 2008 includes approximately $400 million added in connection with home lending receivables, compared with $250 million at December 31, 2007, and $148 million relating to student loans, compared to $26 million at December 31, 2007.

We believe that our total reserve for credit losses of $1,121.9 million represents management’s best estimate of credit losses incurred in the portfolio based on currently available information. See Risk Factors for additional discussion on reserve adequacy.

Net Charge-offs (charge-offs net of recoveries) for the Quarters Ended March 31
(dollars in millions, % as a percentage of average owned or managed finance receivables)

	2008		2007
Owned
Corporate Finance	$39.5	0.70%	$20.8	0.41%
Transportation Finance	(0.6)	-0.09%	(22.5)	-4.15%
Trade Finance	8.9	0.51%	7.0	0.42%
Vendor Finance	19.5	0.73%	10.0	0.43%

Commercial Segments	67.3	0.63%	15.3	0.16%
Home Lending	67.8	3.15%	34.5	1.32%
Consumer	30.8	0.97%	7.4	0.30%

Total	$165.9	1.04%	$57.2	0.39%

Managed
Corporate Finance	$42.2	0.75%	$22.8	0.42%
Transportation Finance	(0.6)	-0.09%	(22.5)	-4.15%
Trade Finance	8.9	0.51%	7.0	0.42%
Vendor Finance	29.4	0.80%	13.4	0.41%

Commercial Segments	79.9	0.66%	20.7	0.19%
Home Lending	76.0	3.28%	41.9	1.48%
Consumer	30.8	0.97%	7.4	0.30%

Total	$186.7	1.09%	$70.0	0.43%

34	CIT GROUP INC

Corporate Finance net charge-offs were up in 2008 due to higher charge-offs in energy & infrastructure and lower levels of recoveries partially offset by lower charge-offs in equipment leasing.

Transportation Finance recoveries exceeded charge-offs in both periods, but were down from 2007, which included a large aerospace recovery.

Net charge-offs in Trade Finance increased modestly from low prior year levels.

Net charge-offs in Vendor Finance reflect both higher international and U.S. charge-offs.

Home Lending charge-offs were up due to further portfolio seasoning and increased loss severity driven by further deterioration of the residential real estate and home lending markets.

Charge-offs in Consumer increased due to higher losses on unsecured consumer loans held in the Utah bank as well as increased charge-offs on private (non-U.S. government guaranteed) student loans. Non-student lending consumer loan charge-offs declined from the prior quarter.

Net charge-offs on securitized assets were up from a year ago. As a percentage of average securitized assets, securitized portfolio net charge-offs were 1.36% for the first quarter of 2008, compared with 0.83% in the 2007 first quarter.

Considering current portfolio trends and the economic outlook, we currently expect the following: (1) commercial net charge-offs to increase during 2008 from the low 2007 levels, driven in part by lower recoveries; (2) continued provisioning in the Consumer segment as the private student portfolio continues to season; (3) Home Lending losses to continue at high levels on continued portfolio seasoning, with quarterly loss reserve provisioning required.

NET FINANCE REVENUE, AFTER PROVISION FOR CREDIT LOSSES

Net Finance Revenue, After Provision for Credit Losses for the Quarters Ended March 31, (dollars in millions)

	2008	2007
Net finance revenue	$ 433.3	$ 479.9
Provision for credit losses	464.5	71.1

Net finance revenue after credit provision	$ (31.2)	$ 408.8

As a % of AEA:
Net finance revenue	2.35%	2.83%
Provision for credit losses	2.52%	0.42%

Net revenue, after credit provision	-0.17%	2.41%

Average Earnings Asset (“AEA”)	$73,869.5	$67,920.9

Total net revenue, after credit provision was a deficit in 2008 and declined from the prior year quarter and last quarter due to increased charge-offs and reserve building in the consumer businesses, and the margin compression discussed earlier.

NET FINANCE REVENUE, AFTER CREDIT PROVISION AND VALUATION ALLOWANCE

Net finance revenue, after credit provision and valuation allowances, was down from the prior year quarter and last quarter. The valuation allowance recorded during the current quarter (to reduce receivables held for sale to the lower of cost or market) reflected (1) $117.5 million adjustment to the asset-based loans in the Corporate Finance segment as we transferred approximately $1.4 billion of receivables from held for investment in anticipation of sales and (2) $23 million on the home lending receivables (manufactured housing), that were transferred to the held for investment portfolio, because marketing activities have ceased.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	35

OTHER INCOME

Other income for the quarter as a percentage of total net revenue (net finance revenue plus other income) was 32% (excluding the impairment charge discussed below) versus 29% last quarter (excluding significant gains from the sale of our interest in a joint venture and a systems leasing business) and down from 41% in the 2007 first quarter, principally due to lower syndication fees and receivable sales gains. The components of other income are as follows:

Other Income for the Quarters Ended March 31 (dollars in millions)

	2008	2007
Fees and other income	$ 65.3	$185.5
Factoring commissions	52.1	52.4
Gains on sales of leasing equipment	47.8	29.5
Gains on receivable sales and syndication fees	4.7	53.6
Gains on securitizations	4.1	7.6

Total other revenue	$174.0	$328.6

Fees and other income are comprised of asset management, agent and servicing fees, including securitization-related servicing fees, accretion and impairment charges relating to retained securitization interests, advisory and agent fees, as well as income from joint venture operations. Fees and other income declined from the prior year quarter on lower joint venture earnings, reflecting the 2007 year end sale of our interest in the DFS joint venture. The current quarter also includes a pre-tax $33 million impairment charge reflecting the repricing of debt costs underlying one of our vendor finance securitization conduit vehicles. The 2007 first quarter was particularly strong reflecting high joint venture income and gains on structured finance transactions.

Factoring commissions were essentially flat with the 2007 first quarter reflecting flat factoring volume.

Gains on sales of leasing equipment increased over the 2007 first quarter reflecting gains of $27 million (approximately 9%) from the sales of 11 commercial aircraft this quarter, with a total book value of approximately $300 million.

Gains on receivable sales and syndication fees were down significantly from the 2007 first quarter due to lower syndicated loan fees reflecting the significant contraction in the loan syndication market. Commercial loan sales and syndication volume was $0.5 billion (10% of commercial origination volume), down from $1.4 billion (21%) in the 2007 first quarter. Sales of student loans were also significantly lower, $0.1 billion for the March 2008 quarter, down from about $0.5 billion in the prior year quarter. These decreases are a reflection of continued market illiquidity.

Gains on securitization declined from the 2007 first quarter reflecting reduced origination volume. Gains as a percentage of volume securitized were flat at 0.7% for both quarters (on volume of $0.6 billion and $1.1 billion).

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and General Operating Expenses for the Quarters Ended March 31 (dollars in millions)

	2008	2007
Salaries and employee benefits	$190.1	$240.0
Other general operating expenses	127.9	115.8

Salaries and general operating expenses	$318.0	$355.8

Provision for severance and real estate expenses	$ 69.1	$ –
Efficiency ratio(1)	52.4%	44.0%
Headcount	6,100	7,500

(1)	Efficiency ratio is the ratio of salaries and general operating expenses to total net revenues.

36	CIT GROUP INC

Salaries and general operating expenses were down $37.8 million from a year ago, due to reduced salaries and employee benefits. This decrease reflects the significant decrease in employees coupled with lower incentive compensation expense. The increased other operating expenses included higher legal and professional fees as well as higher credit and collection expenses.

Severance and real estate exiting activity charges totaled $69.1 million and reflect staff reductions of approximately 500 throughout the organization, as we continue to streamline current processes and seek to reduce operating costs. Expected annual savings from these actions are approximately $75 million, of which approximately $7 million was realized in the current quarter.

Employee headcount totaled approximately 6,100 at March 31, 2008, down 19% from 7,500 a year ago.

In early April 2008, we ceased the origination of all student lending, including U.S. government guaranteed loans. We expect to record a pretax charge of approximately $20 million ($15 million in the second quarter of 2008) in conjunction with closing the student lending origination platform.

See Note 17 – Severance and Real Estate Exit Reserves for additional information.

INCOME TAXES

Income Tax Data for the Quarters Ended March 31 (dollars in millions)

	2008	2007
(Benefit) provision for income taxes	$(294.2)	$34.1
Tax liability releases/NOL valuation adjustments	4.9	20.6
Tax benefit loss on debt extinguishment/hedge loss/valuation adjustment	101.5	59.5
Tax benefits – home lending losses (net of valuation allowance) and other noteworthy items	235.1	–

Provision for income taxes – adjusted	$ 47.3	$114.2

Effective tax rate – reported	55.2%	14.1%
Effective tax rate – adjusted	20.8%	29.9%

CIT’s reported tax provision for the quarter ended March 31, 2008 reflects a tax benefit of $294.2 million, compared with tax expense of $34.1 million in the first quarter of 2007. In 2008, losses in the home lending and consumer segments and significant noteworthy items impacted the relationship between recorded tax benefits and pre-tax earnings. Pre-tax losses of $532.9 million for the quarter ended March 31, 2008 with a corresponding tax benefit of $294.2 million resulted in a reported effective tax rate of 55.2%.

The statutory tax rates (US federal and applicable state tax) applied to the pre-tax losses associated with the home lending and consumer losses and to the significant, noteworthy items were higher than the tax rates applied to the Company’s other pre-tax earnings. Excluding these items, CIT’s projected annual effective tax rate of approximately 21%, as referenced above, which is based on the Company’s full year 2008 earnings projections, differs from the U.S. federal tax rate of 35% primarily due to state and local income taxes, foreign earnings taxed at lower rates, and permanent differences between the book and tax treatment of certain items. Based on the projected annual effective tax rate, additional tax benefits were recorded in the quarter, derived in large part from the disproportionate amount of loss in high tax jurisdictions incurred in the quarter relative to that which is projected for the full year. The combined tax benefit related to the significant, unusual items ($101.5 million) and other noteworthy items ($235.1 million) totaled $336.6 million for the quarter ended March 31, 2008, as shown in the preceding table. These effects are the primary drivers of the significant tax benefit recorded in the first quarter of 2008. In the quarter ended March 31, 2007, the tax provision was favorably impacted by a $59.5 million tax benefit related to the loss on the extinguishment of debt.

The income tax benefit for the quarter ended March 31, 2008 included a $4.9 million net decrease in liabilities related to uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes. In 2007, the income tax provision included a $20.6 million tax benefit primarily related to the release of certain international liabilities for uncertain tax positions and the release of deferred income tax liabilities associated with the relocation of certain aerospace assets to lower tax jurisdictions. The Company anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2009 in the range of $30-$60 million.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	37

FINANCING AND LEASING ASSETS

Financing and Leasing Assets by Segment (dollars in millions)

	March 31, 2008		December 31, 2007	Percentage Change
Corporate Finance
Finance receivables	$21,222.0		$21,326.2	(0.5)%
Operating lease equipment, net	364.6		459.6	(20.7)%
Financing and leasing assets held for sale	1,840.0		669.3	174.9%

Owned assets	23,426.6		22,455.1	4.3%
Finance receivables securitized and managed by CIT	1,347.7		1,526.7	(11.7)%

Managed assets	24,774.3		23,981.8	3.3%

Transportation Finance
Finance receivables	2,620.1		2,551.3	2.7%
Operating lease equipment, net	10,740.8		11,031.6	(2.6)%
Financing and leasing assets held for sale	500.5		–	100%

Owned assets	13,861.4	(1)	13,582.9	2.1%

Trade Finance
Finance receivables	7,003.9		7,330.4	(4.5)%

Vendor Finance
Finance receivables	10,824.8		10,373.3	4.4%
Operating lease equipment, net	1,098.3		1,119.3	(1.9)%
Financing and leasing assets held for sale	198.7		460.8	(56.9)%

Owned assets	12,121.8		11,953.4	1.4%
Finance receivables securitized and managed by CIT	3,954.0		4,104.0	(3.7)%

Managed assets	16,075.8		16,057.4	0.1%

Home Lending
Finance receivables	8,749.2		8,775.6	(0.3)%
Financing and leasing assets held for sale	–		345.8	(100.0)%

Owned assets	8,749.2		9,121.4	(4.1)%
Finance receivables securitized and managed by CIT	652.3		680.5	(4.1)%

Managed assets	9,401.5		9,801.9	(4.1)%

Consumer
Finance receivables – student lending	12,561.9		11,499.9	9.2%
Finance receivables – other	557.0		679.9	(18.1)%
Financing and leasing assets held for sale	76.5		130.1	(41.2)%

Owned assets	13,195.4		12,309.9	7.2%

Other – Equity Investments	233.6		165.8	40.9%

Managed assets	$84,545.9		$83,230.1	1.6%

(1)	Includes $8.3 billion of commercial aerospace and $4.5 billion of rail.

Managed assets growth during the quarter has been and will continue to be carefully controlled to manage our liquidity and strategically target key customers and relationships. We recently announced that we have ceased originating new student loans, and we ceased originating home lending and other unsecured consumer loans in 2007, placing these portfolios in liquidation mode. The student loan growth during the quarter was the result of funding existing commitments of which approximately $200 million remained at March 31, 2008.

Assets held for sale increased $1.0 billion from December to $2,615.7 million at March 31, 2008. In the quarter ended March 31, 2008, management identified $1.4 billion of Corporate Finance funded asset-based loan commitments for sale in the second quarter, and $500 million of commercial aerospace assets for sale in 2008 in conjunction with our plan to sell additional aircraft. Accordingly, such assets are included in financing and leasing assets held for sale.

See Non-GAAP Financial Measurements for reconciliation of managed assets.

38	CIT GROUP INC

BUSINESS VOLUMES

The volume declines, particularly in Corporate Finance, reflect the lack of liquidity in the syndication and loan sale markets, as we previously originated loans with the intent to sell or syndicate them.

Business Volumes for the Quarters Ended March 31 (excluding factoring, dollars in millions)

	2008	2007
Corporate Finance	$2,161.2	$3,588.2
Transportation Finance	710.1	686.2
Vendor Finance	2,240.8	2,310.0

Commercial Segments	5,112.1	6,584.4
Home Lending	7.6	2,193.0
Consumer	1,210.0	2,001.8

Total new business volume	$6,329.7	$10,779.2

RESULTS BY BUSINESS SEGMENT

Results by Business Segment (dollars in millions)

	Quarters Ended March 31,
	2008	2007
Net Income (Loss)
Corporate Finance	$(20.2)	$80.1
Transportation Finance	84.5	76.3
Trade Finance	33.2	36.6
Vendor Finance	6.8	76.3

Commercial Segments	104.3	269.3
Home Lending	(153.3)	0.5
Consumer	(95.2)	11.4
Corporate & Other	(113.0)	(80.7)

Total	$(257.2)	$200.5

Return on Equity
Corporate Finance	(3.1)%	13.8%
Transportation Finance	19.8%	19.3%
Trade Finance	15.8%	17.0%
Vendor Finance	1.6%	20.4%
Commercial Segments	6.1%	17.5%
Home Lending	(58.1)%	0.3%
Consumer	(143.7)%	9.1%
Corporate & Other	(8.8)%	(3.3)%
Total	(15.8)%	11.5%

The 2008 capital allocations, by segment as a percentage of managed assets, excluding goodwill, are as follows: Corporate Finance – 10%; Transportation Finance – 12%; Trade Finance – 10%; Vendor Finance – 8%; Home Lending 11%; Consumer – 2%. These individual segment amounts exclude the diversity benefit included in the consolidated capital requirement.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	39

Corporate Finance

•	Net income decreased from the 2007 first quarter and last quarter primarily due to $117.5 million of valuation allowances on assets transferred to held-for-sale for liquidity purposes. Net finance revenue increased on higher assets, but other income declined and credit provisions were higher. Excluding the valuation allowance on assets being sold for liquidity purposes, pre-tax income was $88.2 million, down from $115.6 million last quarter and $125.5 million in the 2007 first quarter. The declines in other income reflect a significantly lower level of loan sales and syndication activity. As a result, return on risk- adjusted capital decreased from the 2007 first quarter and last quarter (11.1%).

•	Total net revenues (net finance revenue plus other income) decreased 8% from the 2007 first quarter and 9% from last quarter. Net finance revenues as a percentage of earning assets have remained stable. Other income was down due to lower syndications fees due to lack of market liquidity which began in the latter half of 2007 and continued during the first quarter 2008.

•	Net charge-offs increased from both the 2007 first quarter and last quarter mainly due to one exposure to a company that filed for bankruptcy during the quarter for which we charged-off approximately $22 million. Delinquencies and non-performing assets increased from last quarter and the 2007 first quarter reflecting the addition of a few accounts across various industries.

•	Total origination volumes declined from the 2007 first quarter and last quarter as we have limited new origination volumes to balance our liquidity goals with franchise value considerations. During the current quarter, CIT Bank funded approximately $335 million of commercial loans.

•	Owned assets were up 7% from last March and 4% from year end. Growth was highlighted by the syndicated loan and commercial, media and entertainment groups and includes modestly higher commitment utilization by clients. Securitized assets were down due to limited market liquidity.

Transportation Finance

•	Transportation posted strong bottom line performance consistent with the 2007 first quarter and higher than last quarter. This was due to slightly higher finance revenue and higher other income, partially offset by lower recoveries. Return on risk-adjusted capital increased from both the 2007 first quarter and last quarter (14.2%).

•	Total net revenues improved 41% from the 2007 first quarter and 15% from last quarter, due to asset growth and higher gains on equipment sales, particularly in aerospace. Net finance revenue as a percentage of average earning assets after depreciation was up from the 2007 first quarter on strength in non-operating lease margins and aerospace rentals, but down from last quarter on lower rail lease rates.

•	Credit metrics remained strong with net recoveries, and modestly higher aerospace delinquencies and non- performing asset levels.

•	New business volume was up from the 2007 first quarter on higher new aircraft deliveries, but down from the prior quarter. All aircraft scheduled for delivery in our aerospace order book through December 2009 have been placed.

•	Asset growth was 11% over the 2007 first quarter for the segment, driven by new aircraft deliveries from our order book and loans to major carriers, and up modestly from December 2007. Our commercial aircraft portfolio continued to be fully utilized. None of our aircraft were affected by the recent increase in airline bankruptcies. Rail demand experienced some softening during the quarter as utilization declined to approximately 92%. However, including commitments from customers to lease rail cars, our rail assets would be approximately 95% utilized.

Trade Finance

•	Net income was down 9% from the 2007 first quarter due to lower finance and other income and higher provision for credit losses. Return on risk adjusted capital was 15.8%, down slightly from both last quarter and the 2007 first quarter.

•	Total net revenues were down from both last year and the prior quarter as competitive pressures lowered rates and volumes were down slightly.

•	Net charge-offs were up over last quarter and the 2007 first quarter. Delinquencies and non-performing loans were up from last quarter, but below the 2007 first quarter levels.

•	Owned assets increased by 2% from the 2007 first quarter and decreased 4% from last quarter.

Vendor Finance

•	Net income was down from the 2007 first quarter and last quarter driven by lower other income. The prior quarter included significant gains from the sale of CIT’s 30% interest in the U.S. based Dell Financial Services (DFS) joint venture and the sale of the U.S. Systems Leasing portfolio, while the current quarter included an impairment charge related to a securitization conduit. As a result, return on risk-adjusted capital was down from both periods.

•	Total net revenues were down from both the 2007 first quarter and the prior quarter. Higher finance revenues driven by asset growth were offset by increased funding costs. Other income was down on lower joint venture income (reflecting the termination of our interest in the DFS joint venture), and lower fees, and included a pre-tax $33 million impairment charge reflecting the repricing of debt costs underlying the securitization conduit. Net finance revenue as a percentage of average earning assets after depreciation was down from both periods due to higher borrowing spreads.

40	CIT GROUP INC

•	Net charge-offs were down from last quarter and up over the 2007 first quarter. Delinquencies and non- performing asset levels increased over both periods as the increases in our international operations offset improved U.S. results.

•	New business volume declined from the 2007 first quarter driven by lower U.S. volumes, as declines in Dell volume were partially offset by new vendor relationships.

•	Owned assets were up 15% from the 2007 first quarter due to an acquisition in the second half of 2007, partially offset by the sale of the systems leasing portfolio in the final quarter of 2007 and the decline in the U.S. Dell program. Securitized assets were essentially flat.

Home Lending (see Home Lending Business in Concentrations for more detail on home lending)

•	The net losses for the current and prior quarter reflect the increased provisioning for credit losses due to the weak residential housing market, valuation charges and impairment charges on retained interests in securitizations due to deteriorated portfolio credit performance.

•	Total net revenues were down from last year reflecting lower asset balances and higher funding costs (principally on the 2007 third quarter securitization), but above last quarter. Adjustments to the valuation allowance for assets held for sale totaled $23 million for the quarter and related to $338 million (approximately $480 million unpaid principal balance) of manufactured home receivables that have been transferred to assets held for investment at March 31, 2008.

•	Home lending assets held for investment were $8.7 billion at quarter-end, reflecting unpaid principal balance of $9.4 billion and discounts of $0.7 billion. Reserves for credit losses were $400 million at March 31, 2008.

•	Gross charge-offs for the quarter were $272 million, of which $204 million were applied to existing loan level discounts. The current quarter provision for loan losses was $218 million, including an increase to reserves of $150 million. Charge-offs were higher than expected due to higher loss severity rates on both first and second mortgages.

•	Delinquencies and non-performing assets increased from the 2007 first quarter and the prior quarter reflecting continued deterioration in the housing sector. The balance of real estate owned declined from the prior quarter, as the level of sales exceeded new foreclosures.

•	Liquidations in the quarter totaled approximately $330 million, down from approximately $380 million in the prior quarter.

Consumer (see Concentrations section for more information on student lending)

•	The net loss in the current quarter primarily reflects the higher provision for credit losses in the private, unguaranteed student loan portfolio and lower other income. Last quarter’s net loss reflects $313 million in impairment charges to write-off the goodwill and intangible assets associated with the student lending business and higher provisioning for charge-offs of other unsecured consumer loans.

•	Total net revenues were down from the 2007 first quarter and last quarter. Finance income was down as a result of placing on non-accrual status loans to the students of a helicopter school which filed for bankruptcy and certain loans resetting at lower market interest rates.

•	CIT Bank deposits were down slightly from December 2007, given liquidity at the Bank. During late 2007 we began the Bank’s transition from a consumer-oriented lender to a commercial lender and have recently originated certain loans in conjunction with Corporate Finance. During the current quarter, CIT Bank funded approximately $335 million of commercial loans.

•	Net charge-offs increased in both student loans and unsecured consumer loan portfolios compared with last quarter and the 2007 first quarter. Delinquencies were flat with last quarter, and higher than the 2007 first quarter. Non-performing assets were up reflecting the student loans affected by the bankruptcy of a pilot training school.

•	We announced on April 3, 2008, that we ceased the origination of new government guaranteed student loans and expect to record a pre-tax charge of approximately $20 million related to closing the originations platform of the student lending business, $15 million of which we expect will be recognized in the second quarter of 2008. We will continue to service the current portfolio and fund any remaining commitments, which are estimated to be approximately $200 million.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	41

Corporate and Other net expenses are shown in the table below:

Corporate Unallocated Expenses (dollars in millions)

	Quarters Ended March 31,
	2008	2007
Unallocated revenues (expenses), net	$33.6	$15.2
Provision for credit losses	(13.2)	(6.7)
Preferred stock dividends	(7.5)	(7.5)
Provision for severance and real estate exit activities	(41.7)	–
Venture capital operating (losses)	–	(2.5)

Subtotal	(28.8)	(1.5)
Loss on debt and debt-related derivative extinguishments	(84.2)	(79.2)

Total	$(113.0)	$(80.7)

Corporate and other, principally contains certain credit loss provisioning, preferred stock dividends and other financing costs. The current period also contains the hedge accounting discontinuation charge for the interest rate swaps related to the commercial paper program, as well as the severance and real estate expenses associated with streamlining efforts.

Results by business segment are discussed in Note 14 – Business Segment Information.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 4.0% of our total financing and leasing assets at March 31, 2008 (the largest account being less than1.0%), and 4.1% at year end. The largest accounts primarily consist of companies in the transportation, retail and energy industries.

Operating Leases

Operating Leases (dollars in millions)

	March 31, 2008	December 31, 2007
Transportation Finance – Aerospace(1)	$ 6,862.2	$ 7,206.8
Transportation Finance – Rail	3,878.6	3,824.8
Vendor Finance	1,098.3	1,119.3
Corporate Finance	364.6	459.6

Total	$12,203.7	$12,610.5

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

The decrease in Transportation Finance – Aerospace operating lease assets reflects sales of $300 million of aircraft assets and the transfer of approximately $450 million of assets to held-for-sale, partially offset by deliveries of 7 new commercial aircraft from our order book. We had 220 commercial aircraft on operating lease at March 31, 2008, up from 198 a year ago. Railcar utilization was approximately 92% (95%, including those railcars with commitments in place from customers).

Joint Venture Relationships

Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya are among our largest alliances.

We have multiple program agreements with Dell, one of which was Dell Financial Services (DFS), covering originations in the U.S. The agreement provided Dell with the option to purchase CIT’s 30% interest in DFS, which was exercised during the fourth quarter of 2007. We retain the right to provide 25% (of sales volume) funding to DFS in 2009 and 35% in 2008, compared to 50% in 2007. We also retain vendor finance programs for Dell’s customers in Canada and in more than 40 countries outside the United States that are not affected by Dell’s purchase of our DFS interest.

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

For additional information regarding certain of our joint venture activities, see Note 20 – Certain Relationships and Related Transactions.

42	CIT GROUP INC

Joint Venture Relationships (dollars in millions)

	March 31, 2008	December 31, 2007
Owned Financing and Leasing Assets
Dell – International	$1,891.5	$1,748.1
Snap-on	1,029.7	1,010.5
Dell U.S.	599.6	604.7
Avaya Inc.	372.2	399.7
Securitized Financing and Leasing Assets
Dell U.S.	2,217.6	2,341.6
Avaya Inc.	397.1	402.4
Dell – International	64.5	84.7
Snap-on	21.0	24.1

Geographic Concentrations

Geographic Concentration by Obligor (dollars in millions)

	March 31, 2008	December 31, 2007
State
California	8.4%	8.7%
New York	6.2%	6.8%
Texas	5.9%	6.3%
All other states	53.2%	52.4%

Total U.S.	73.7%	74.2%

Country
Canada	6.1%	6.3%
England	5.0%	5.1%
Germany	2.2%	2.2%
China	1.5%	1.5%
Mexico	1.4%	1.4%
Australia	1.4%	1.2%
All other countries	8.7%	8.1%

Total International	26.3%	25.8%

The table summarizes significant state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our owned financing and leasing portfolio assets. Domestic concentrations decreased as a result of asset dispositions in construction and home lending. International assets increased in 2008 due to increased originations and the Barclays acquisition. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	43

Industry Composition

Our industry composition is detailed in Note 4 – Concentrations. We believe the following discussions, covering certain industries, are of interest to investors.

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	March 31, 2008		December 31, 2007
	Net Investment	Number	Net Investment	Number
By Region:
Europe	$2,788.8	90	$2,906.2	94
Asia Pacific	2,465.1	84	2,274.9	82
U.S. and Canada	1,237.4	62	1,279.5	60
Latin America	1,236.9	40	1,136.0	36
Africa / Middle East	553.5	13	567.8	15

Total	$8,281.7	289	$8,164.4	287

By Manufacturer:
Airbus	$4,698.5	135	$4,575.8	132
Boeing	3,574.6	153	3,579.6	154
Other	8.6	1	9.0	1

Total	$8,281.7	289	$8,164.4	287

By Body Type(1):
Narrow body	$6,217.4	230	$6,136.4	226
Intermediate	1,822.6	48	1,821.9	48
Wide body	233.1	10	197.1	12
Other	8.6	1	9.0	1

Total	$8,281.7	289	$8,164.4	287

By Product:
Operating lease	$7,298.8	220	$7,120.1	219
Loan	691.8	57	732.6	56
Capital lease	208.7	9	225.5	9
Leveraged lease (tax optimized)	43.6	1	45.4	1
Leveraged lease (other)	38.8	2	40.8	2

Total	$8,281.7	289	$8,164.4	287

Number of accounts	104		105
Weighted average age of fleet (years)	6		5
Largest customer net investment	$ 286.6		$ 287.3
Off-lease aircraft	–		–

(1)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

Our top five commercial aerospace exposures totaled $1,312.0 million at March 31, 2008 and are to carriers outside of the U.S. The largest exposure to a U.S. carrier at March 31, 2008 was $233.4 million.

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

44	CIT GROUP INC

expected remaining life is less than its book value. We factor historical information, current economic trends and independent appraisal data into the assumptions and analyses we use when determining the expected undiscounted cash flow. Included among these assumptions are the following: lease terms, remaining life of asset, lease rates, remarketing prospects and maintenance costs.

See Item 8. Financial Statements and Supplementary Data, Note 11 – Commitments and Contingencies for additional information regarding commitments to purchase additional aircraft and Note 4 – Concentrations for further discussion on geographic and industry concentrations.

Home Lending Business

The Company entered the home lending business in 1992 in order to provide diversification relative to our commercial finance businesses in an asset class with liquidity, predictable revenue streams and growth opportunities. In the first half of 2007, deteriorating credit performance in the residential mortgage markets, coupled with reduced liquidity in the secondary market for this asset class, resulted in a decline in portfolio and origination economics. In light of these negative developments, other negative trends in the housing market and management’s belief that the residential mortgage business would be weak for an extended period, in the second half of 2007, we ceased originating home lending assets and initiated the orderly run-off of a substantial portion of the then $11.1 billion unpaid principal balance (UPB) of the portfolio. These actions, combined with the deterioration in market conditions related to this asset class, resulted in $1.5 billion in combined valuation allowance and loss provisioning in the second half of 2007.

We recorded a $218 million provision for credit losses, including reserve building of $150 million above the $68 million in reported charge-offs during the quarter ended March 31, 2008. Increased loss severity arising principally from continued deterioration in the residential real estate and lending markets during the quarter, coupled with portfolio seasoning, drove the provision charge. Although lower market interest rates generally reduced re-pricing default risk associated with adjustable rate mortgages (“ARMs”), increased loss severity was experienced in both second and first lien positions. Increased loss severity was evident in cases of full second-lien loan loss which has more frequently become the economic result, when first lien default occurs in the current cycle of declining home values. Gross charge-offs were $272 million of which approximately $204 million were offset by the remaining previously established loan level discounts, with the net balance reflected as charge-offs against the loan loss reserve. The reserve for credit losses totaled $400 million at March 31, 2008, up from $250 million at December 31, 2007.

In addition to the reserving action, we took an additional $23 million pretax valuation charge to adjust the remaining manufactured housing assets classified as available for sale to estimated fair value prior to transferring these assets into the HFI portfolio at March 31, 2008. This decision reflected the lack of financing available to potential buyers. The estimated fair value was determined utilizing discounted cash flow modeling utilizing a remaining lifetime loss assumption of approximately 20% and a discount rate of approximately 15%. We have ceased marketing efforts related to this portfolio and have the ability and intent to hold this portfolio for the foreseeable future.

The following table summarizes the activity for the quarter ended March 31, 2008 in various components of the home lending portfolio.

Home Lending Portfolio (dollars in millions)

	Held for Investment			Held for Sale		Repossessed Assets
	UPB	Discount	Loss Reserves	UPB	Val allow	UPB(1)	Val allow(1)
Balance at December 31, 2007	$9,228.6 (2)	$(453.0)	$(250.0)	$ 487.6	$(145.5)	$344.8	$(138.2)
Transfer to repossessed assets	(54.3)	13.9		(2.6)	2.6	67.9	(27.5)
Charge-offs (UPB basis)	(250.9)	203.8	67.8	–	–	(20.7)	–
First quarter provision	–	–	(217.8)	–	–	–	–
First quarter valuation charge	–	–	–	–	(23.0)	–	–
Accretion of discount	–	5.7	–	–	–	–	–
Liquidations / other	(246.8)	(9.5)	–	(3.4)	(4.0)	(59.2)	14.2
Transfer from HFS to HFI	481.6	(169.9)	–	(481.6)	169.9	–	–

Balance at March 31, 2008	$9,158.2	$(409.0)	$(400.0)	$ –	$ –	$332.8	$(151.5)

(1) Respective amounts at repossession date and transferred to other assets. (2) Includes $58.1 million of marine and other loans included in the home lending segment.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	45

The following table summarizes components of the HFI portfolio, including loans pledged in on-balance sheet securitizations at March 31, 2008 and December 31, 2007.

Composition of Loans Held-for-Investment Based on Unpaid Principal Balance, net of Charge-offs (valuations) (dollars in millions)

	March 31,	December 31,
Pool	2008	2007

Securitization pools	$6,614	$7,074
Re-performing first lien	1,113	1,226
Manufactured housing(1)	478	–
Other securitization eligible loans	243	210
HELOCS, second liens, other	710	719

Total held for investment portfolio	$9,158	$9,229

(1)	Transferred to HFI from HFS at the lower of cost or market in the first quarter of 2008.

The Company’s economic exposure to loss related to the home lending portfolio is reconciled to the financial statement carrying values at March 31, 2008 in the following table (dollars in millions):

	Loans
	First	Second			Repossessed	Total
Financial Statements	Liens	Liens	Other(1)	Total	Assets	Portfolio
Contractual UPB	$8,156	$1,111	$173	$9,440	$ 333	$9,773
Charge-offs (valuations)	(147)	(134)	(1)	(282)	(152)	(434)

UPB, net	8,009	977	172	9,158	181	9,339
Discount	(276)	(71)	(62)	(409)	–	(409)

Receivable carrying value	7,733	906	110	8,749	181	8,930
Loan loss reserves	(279)	(121)	–	(400)	–	(400)

Net receivable carrying value	$7,454	$ 785	$110	$8,349	$ 181	$8,530

Economic Risk				Third parties	CIT	Total

Securitization investments				$4,653	$ 1,961	$ 6,614
Other receivables and assets				–	3,159	3,159
Reserves and discounts				–	(1,243)	(1,243)

Total – pretax				$4,653	$ 3,877	$ 8,530

Note: Capital allocated to the home lending portfolio approximates $1.0 billion

(1) Other represents primarily vendor originated manufactured housing assets

With respect to the $6.6 billion of securitized home loans, CIT has the risk of first loss of $2.0 billion, representing the junior certificates that we hold and the remaining over-collateralization. The $3.9 billion in the table above represents the Company’s maximum pretax exposure to loss on the home lending portfolio.

The contractual UPB of $9.4 billion of receivables (excluding repossessed assets) has been reduced by charge-offs or impairment valuations of $282 million, remaining discount of $409 million and loss reserves of $400 million, all of which total of $1.091 billion or 11.6% of contractual UPB at March 31, 2008.

From June 30, 2007 through March 31, 2008 the Company has recognized earnings charges totaling $1.770 billion (15.6% of the June 30, 2007 UPB of $11.289 billion) with respect to the home lending portfolio comprised of lower of cost or market valuations of $1.296 billion and provisions for loan loss of $474 million.

Student Lending (Student Loan Xpress)

The Consumer Finance student lending portfolio, which was marketed as Student Loan Xpress, totaled $12.6 billion at March 31, 2008, representing 16% of owned and 15% of managed assets. Loan origination volumes totaled $1.2 billion for the quarter reflecting additional disbursements on existing government-guaranteed student loan commitments.

46	CIT GROUP INC

Finance receivables, including held for sale, by product type for our student lending portfolio are as follows:

Student Lending Receivables by Product Type (dollars in millions)

	March 31,	December 31,
	2008	2007
Consolidation loans	$ 9,452.9	$ 9,050.4
Other U.S. Government guaranteed loans	2,374.6	1,935.3
Private (non-guaranteed) loans and other	734.4	599.3

Total	$12,561.9	$11,585.0

Delinquencies (sixty days or more):
U.S. Government guaranteed loans	$ 603.1	$ 569.1
Private loans	$ 25.7	$ 12.6
Top state concentrations (%)	36%	36%
Top state concentrations	California, New York, Texas,	California, New York, Texas,
	Ohio, Pennsylvania	Ohio, Pennsylvania

In April 2008, we ceased origination of all student loans, including U.S. government guaranteed loans. This action followed our fourth quarter 2007 decision to cease the origination of private student loans. Prospective fundings will be limited to existing commitments. The funding of private loan commitments as of December 31, 2007 drove the increase in the private loan portfolio for the first quarter.

As discussed in Reserve for Credit Losses, we took significant reserving actions during the quarter ended March 31, 2008 relating to loans to students of a pilot training school that filed for bankruptcy during the quarter. The following table provides additional information with respect to our private loan portfolio at March 31, 2008.

			Grace,	Loans in
	Total	In School	Forbearance	repayment
Non-traditional institutions(1)	$480.2	$237.6	$158.4	$ 84.2
Traditional institutions	160.7	140.9	4.4	15.4
Consolidation loans	93.5	–	10.8	82.7

	$734.4	$378.5	$173.6	$182.3

Percentages	100.0%	51.6%	23.6%	24.8%

(1)	Includes loans totalling $195 million to students of a pilot training school that filed bankruptcy during the first quarter of 2008. The next largest exposure in the private loan portfolio to students attending a single institution is approximately $60 million.

Traditional institutions are typically established as a not-for-profit under Federal Tax guidelines, and offer bachelors, associate, masters and PhD’s. A proprietary school (non-traditional) is organized as a standard business and can be privately or publicly owned. Non-traditional institutions generally offer less than two year programs and a high percentage of non-degree granting programs. Private consolidation loans are loans to students who had multiple private loans that are then consolidated into a single loan with Student Loan Xpress.

During the third quarter of 2007, legislation was passed with respect to the student lending business. Among other things, the legislation reduces the maximum interest rates that can be charged by lenders in connection with a variety of loan products, increases loan origination fees paid to the government by lenders, and reduces the lender guarantee percentage. The legislation went into effect for all new FFELP student loans with the first disbursements on or after October 1, 2007.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	47

OTHER ASSETS / ACCRUED LIABILITIES AND PAYABLES

The following tables summarize our other assets and accrued liabilities and payables at March 31, 2008 and December 31, 2007.

	March 31,	December 31,
Other Assets	2008	2007
Receivables from derivative counterparties	$1,994.8	$1,462.4
Deposits on commercial aerospace equipment	740.6	821.7
Accrued interest and dividends	647.2	703.5
Equity and debt investments	427.7	376.2
Investments in and receivables – non-consolidated subsidiaries	215.1	233.8
Repossessed assets and off-lease equipment	201.4	226.6
Furniture and fixtures	189.5	190.8
Prepaid expenses	119.6	131.4
Miscellaneous receivables and other assets	1,298.5	1,392.7

	$5,834.4	$5,539.1

	March 31,	December 31,
Accrued liabilities and payables	2008	2007
Payables to derivative counterparties	$1,095.8	$ 1,031.2
Accrued interest payable	716.1	638.6
Accounts payable	680.1	587.7
Security and other deposits	516.8	735.6
Accrued expenses	437.5	555.7
Equipment maintenance reserves	437.1	431.8
Current and deferred taxes	379.2	715.3
Other liabilities	362.1	553.0

	$4,624.7	$5,248.9

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

Our Policies and Procedures relating to Credit Risk, Market Risk and Liquidity Risk Management are included in detail in our Form 10-K for the year ended December 31, 2007.

LIQUIDITY RISK MANAGEMENT

As discussed previously in Liquidity and Capital Enhancement Plan, we made significant progress in the first quarter of 2008 toward improving the Company’s liquidity and capital position. We agreed to sell $4.6 billion of asset-based loan commitments, of which $1.4 billion was currently drawn. We agreed to sell $770 million of aircraft at a gain of approximately 10%, of which $300 million closed in the first quarter. We are in the process of identifying another $2.0 billion of receivables that can be either used in secured financings or sold during the second quarter. CIT Bank funded approximately $335 million of first quarter commercial loan originations. We engaged financial advisors to evaluate strategic alternatives for the Company’s $4 billion rail leasing business and to explore various capital raising initiatives, which culminated in the issuance of $1.6 billion of common and preferred stock in April 2008. Additionally, the Board of Directors reduced the quarterly common dividend to $0.10 per share payable on May 30, 2008 to shareholders of record on May 15, 2008, down 60% from $0.25 per share in the first quarter of 2008. See Note 19 – Subsequent Events for additional information regarding the April 2008 issuance of common and preferred equity.

In our 2007 Form 10-K, we discussed our estimated funding requirements for the first half of 2008, which we believed at the time were realistic and achievable. Through the middle of March, we continued to execute secured financings, asset sales and placement of commercial paper. However, events during the quarter involving other financial institutions triggered further disruptions in the market that affected the feasibility of that plan. Recent downgrades in the Company’s short and long-term credit ratings had the practical effect of leaving us without current access to the “A-1/P-1” prime commercial paper market. We concluded that a prudent course of action was to utilize the backup liquidity bank facilities’ we had maintained for this very

48	CIT GROUP INC

purpose. Accordingly, we drew all of the $7.3 billion of our bank lines to maximize our present and forecasted liquidity position and to provide the Company with the greatest degree of flexibility in executing our liquidity and capital plan.

The following table includes information relating to these lines.

Bank Lines Drawn (dollars in millions)

			Total
	Original	# of	Facility
Maturity Date	Term	Banks	Amount
October 10, 2008	5 Year	27	$2,100
April 14, 2009	5 Year	33	2,100
April 13, 2010	5 Year	30	2,100
December 6, 2011	5 Year	37	1,000

			$7,300

Interest on each of these facilities is based on a credit ratings grid, with the interest rate computed as a spread in basis points over LIBOR, increasing if our credit ratings decrease. At our current ratings, the total weighted average interest rate approximates LIBOR plus 50 basis points. At the lowest credit rating, the weighted average rate is less than LIBOR plus 100 bps. The individual low and high rates depending on our credit ratings are LIBOR plus 29 bps and LIBOR plus 120 bps. The maturities of these facilities reflect the date upon which we must repay the outstanding balance, with no option to extend the term for repayment.

In addition to the bank lines, first quarter 2008 fundings were as follows:

•	$3.2 billion of asset-backed issuance at weighted average cost of approximately LIBOR+100 to 125 bps, including:

• $2.7 billion on-balance sheet – rail, middle market loans, student loans, trade receivables

• $0.5 billion off-balance sheet – vendor finance assets

•	$0.6 billion in unsecured term retail notes at weighted average coupon of approximately 6.75%

As a result, cash increased $3.5 billion during the first quarter, as shown in the following table (dollars in billions):

Balance at December 31, 2007		$ 6.8
Sources of cash
Bank borrowings	7.3
Secured financings	3.2
Unsecured term debt issuance	0.6	11.1

Uses of cash
Net portfolio growth, including credit
balances of factoring clients	(3.2)
Unsecured term debt maturities	(1.6)
Commercial paper reduction	(1.5)
Secured financing maturities	(1.0)
Net deposit reduction	(0.3)	(7.6)

Balance at March 31, 2008(1)		$10.3

(1) Includes restricted cash balances of $1.3 billion

Given the draw on the bank lines and our credit ratings downgrades, we are no longer able to access the prime (A-1/P-1 rated) commercial paper markets and expect to pay down, before December 31, 2008, our outstanding commercial paper of approximately $1.3 billion at March 31, 2008.

We maintain registration statements covering debt securities that we may sell in the future. At March 31, 2008, 4 billion euros of registered but unissued debt securities were available under our euro medium-term notes program, under which we may issue debt securities and other capital market securities in multiple currencies. In addition, CIT maintains an effective shelf registration with the Securities and Exchange Commission (SEC) for the issuance of senior and subordinate debt, and other capital market securities that has no specific limit on the amount of debt securities that may be issued.

We have committed international local bank lines of $512.7 million to support our international operations. To further diversify our funding sources, we maintain committed asset-backed facilities and shelf registration statements, which cover a range of assets from equipment to consumer home lending receivables and trade accounts receivable. We have committed asset-backed facilities aggregating $13.2 billion (excluding $1.3 billion of facilities in paydown status) covering a variety of asset classes, with approximately $1.9 billion of availability under these facilities as of March 31, 2008. The tenor of these facilities is generally one year. Our ability to sell assets into the committed asset-backed facilities expires at various dates in 2008 through 2011, with $1.3 billion expiring in the second quarter of 2008, $6.2 billion expiring in the third quarter of 2008, $3.3 billion expiring in the fourth quarter of 2008, $1.9 billion expiring in 2009 and the remainder in 2011. Depending on origination volume expectations and financing in the term securitization markets, we intend to renew each of the outstanding facilities as they expire. If we are unable to renew one or more facilities, we will be unable to sell new assets into those facilities, but the assets already held by those facilities will generally remain outstanding and the obligations will be repaid out of cash flows from the assets.

Financing and leasing assets pledged or encumbered totaled $26.3 billion and unencumbered assets totaled $52.1 billion at March 31, 2008. Although the Company has substantial remaining capacity with respect to this funding source, there are limits to the amount of assets that can be encumbered in order to maintain our debt ratings at various levels.

During 2008, deposits at CIT Bank, a Utah industrial bank, decreased by approximately $388 million to $2.4 billion. We are continuing to execute on our liquidity risk management plan to broaden our funding sources and decrease our reliance on the capital markets. At March 31, 2008, the bank’s cash and short-term investments were approximately $1.4 billion, down from $2 billion at December 31, 2007, which is available solely for the bank’s funding and investing requirements pursuant to the bank’s charter. We will continue to redeploy this cash during 2008 by originating certain commercial assets through the bank. During the quarter CIT Bank originated approximately $335 million of commercial loans. Our goal is to increase our total funding base from deposits.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	49

Capital markets dislocations extended into the auction rate note market in 2008 with failed auctions spanning multiple issuers and asset classes. We have $1.175 billion of AAA rated and $150 million of AA rated auction rate securities outstanding linked to seasoned student loan securitizations that reset every 28 days. Failed note auctions typically result in the Company paying an average rate of LIBOR plus 1.5% on the AAA rated securities and LIBOR plus 2.5% on the AA rated securities.

Our credit ratings are an important factor in meeting our earnings and net finance revenue targets as better ratings generally correlate to lower cost of funds and broader market access. Below is a summary of our credit ratings at March 31, 2008. The changes for the quarter include ratings downgrades from Moody’s and Standard & Poors and negative reviews (from stable) for Fitch and DBRS.

Credit Ratings (as of March 31, 2008)

	Short-Term	Long-Term	Outlook
Moody’s	P-2	A3	On Review-Negative
Standard & Poor’s	A-2	A-	Negative
Fitch(1)	F1	A	On Review-Negative
DBRS	R-1L	A	On Review-Negative

(1)	On May 8, 2008, Fitch downgraded our short-term credit rating to F2 from F1 and our long-term credit rating to A- from A. The ratings outlook remains negative.

The credit ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Our unsecured notes are issued under indentures containing certain covenants and restrictions on CIT. Among the covenants, which also apply to our credit agreements, is a negative pledge provision that limits the granting or permitting of liens on the assets owned by the holding company. In addition, our credit agreements also contain a requirement that CIT maintain a minimum net worth of $4.0 billion. See Note 18 for consolidating financial statements of CIT Group Inc. (the holding company) and other subsidiaries.

The following tables summarize significant contractual payments and projected cash collections, and contractual commitments at March 31, 2008:

Payments and Collections by Year for the twelve month periods ended March 31(1) (dollars in millions)

	Total	2009	2010	2011	2012	2013+
Commercial Paper	$ 1,338.4	$ 1,338.4	$ –	$ –	$ –	$ –
Bank Lines	7,300.0	2,100.0	2,100.0	2,100.0	1,000.0	–
Deposits	2,406.5	1,256.4	737.0	169.0	112.8	131.3
Variable-rate senior unsecured notes	18,584.5	8,773.7	4,355.7	981.0	2,772.0	1,702.1
Fixed-rate senior unsecured notes	30,668.5	3,376.7	2,773.5	3,047.8	3,654.9	17,815.6
Variable-rate non-recourse, secured borrowings(6)	19,090.3	2,959.8	1,532.1	1,913.7	1,522.0	11,162.7
Junior subordinated notes and convertible debt	1,440.0	–	–	690.0	–	750.0
Credit balances of factoring clients	3,572.9	3,572.9	–	–	–	–
Lease rental expense	384.9	43.8	37.6	33.1	31.5	238.9

Total contractual payments	84,786.0	23,421.7	11,535.9	8,934.6	9,093.2	31,800.6

Finance receivables(2)(6)	63,538.9	13,521.7	5,848.4	5,298.1	4,858.4	34,012.3
Operating lease rental income(3)	7,648.1	1,740.9	1,475.8	1,109.6	795.2	2,526.6
Finance receivables held for sale(4)	2,615.7	2,615.7	–	–	–	–
Cash – current balance(5)	10,340.3	10,340.3	–	-–	–	–
Retained interest in securitizations and other investments	1,153.1	384.6	365.5	172.9	68.1	162.0

Total projected cash collections	85,296.1	28,603.2	7,689.7	6,580.6	5,721.7	36,700.9

Net projected cash collections (payments)	$ 510.1	$ 5,181.5	$(3,846.2)	$(2,354.0)	$(3,371.5)	$ 4,900.3

(1)	Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.

(2)	Based upon carrying value, including unearned discount; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.

(3)	Rental income balances include payments from lessees on sale-leaseback equipment. See related CIT payment in schedule below.

(4)	Based upon management’s intent to sell, rather than contractual maturities of underlying assets.

(5)	Includes approximately $2 billion of cash held at our Utah bank that can be used solely by the bank to originate loans or repay deposits.

(6)	Non-recourse secured borrowings are generally repaid in conjunction with the pledged receivable maturities. For student lending receivables, due to certain reporting limitations, the repayment of both the receivable and borrowing includes a prepayment component.

50	CIT GROUP INC

Commitment Expiration for twelve month periods ended March 31 (dollars in millions)

	Total	2009	2010	2011	2012	2013+
Credit extensions	$10,879.1	$3,427.0	$ 865.8	$ 892.2	$1,318.6	$4,375.5
Aircraft purchases	8,054.0	1,389.0	768.0	1,158.0	1,175.0	3,564.0
Letters of credit	1,054.3	894.2	45.2	11.1	31.9	71.9
Sale-leaseback payments	1,824.6	142.8	146.8	151.4	146.7	1,236.9
Manufacturer purchase commitments	640.3	584.5	55.8	–	–	–
Guarantees, acceptances and other recourse obligations	120.1	112.3	–	0.7	1.0	6.1
Liabilities for unrecognized tax obligations(1)	220.9	30.0	190.9	–	–	–

Total contractual commitments	$22,793.3	$6,579.8	$2,072.5	$2,213.4	$2,673.2	$9,254.4

(1)	The balance can not be estimated past 2009, therefore the remaining balance is reflected in 2010. See Income Taxes section for discussion of unrecognized tax obligations.

Commitments to extend credit declined from $13.1 billion at year end to $10.9 billion at March 31, 2008, as $2.2 billion was either utilized or expired during the first quarter. Included in the March balance are approximately $2.0 billion in vendor program lines that require CIT approval following an asset purchase by the customer, and approximately $2.0 billion in credit lines that are currently unavailable due to requirements for asset / collateral availability or covenant conditions. Additionally, we have agreed to sell (in the second quarter of 2008) $3.2 billion of undrawn asset-based loan commitments outstanding at March 31. Commitments in the table above do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by the Company at any time without notice.

INTEREST RATE RISK MANAGEMENT

We monitor our interest rate sensitivity on a regular basis by analyzing the impact of interest rate changes upon the financial performance of the business. We also consider factors such as the strength of the economy, customer prepayment behavior and re-pricing characteristics of our assets and liabilities.

We evaluate and monitor risk through two primary metrics. See Form 10-K for the year ended December 31, 2007 for further description of these metrics.

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

An immediate hypothetical 100 basis point increase in the yield curve on April 1, 2008 would reduce our net income by an estimated $17 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause an increase in our net income of a like amount. A 100 basis point increase in the yield curve on April 1, 2007 would have reduced our net income by an estimated $17 million after tax, while a corresponding decrease in the yield curve would have increased our net income by a like amount.

An immediate hypothetical 100 basis point increase in the yield curve on April 1, 2008 would increase our economic value by $214 million before income taxes. A 100 basis point increase in the yield curve on April 1, 2007 would have increased our economic value by $140 million before income taxes.

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

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	51

Principal and Interest Rates Before and After Interest Rate Swaps (dollars in millions)

	Before Swaps		After Swaps
For the quarter ended March 31, 2008
Commercial paper, variable-rate bank credit facilities, variable-rate
senior notes and secured borrowings	$40,835.4	4.47%	$43,160.4	4.88%
Fixed-rate senior and subordinated notes and deposits	33,793.9	5.39%	31,468.9	5.46%

Composite	$74,629.3	5.11%	$74,629.3	5.13%

For the quarter ended March 31, 2007
Commercial paper, variable-rate bank credit facilities, variable-rate
senior notes and secured borrowings	$29,884.4	5.32%	$32,891.8	5.45%
Fixed-rate senior and subordinated notes and deposits	32,833.7	5.37%	29,826.3	5.39%

Composite	$62,718.1	5.34%	$62,718.1	5.42%

The weighted average interest rates before swaps do not necessarily reflect the interest expense that we would have incurred over the life of the borrowings had we managed the interest rate risk without the use of such swaps.

The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

Interest Rate Sensitive Assets and Liabilities Before and After Swaps

	Before Swaps		After Swaps
	Fixed rate	Floating rate	Fixed rate	Floating rate
March 31, 2008
Assets	48%	52%	48%	52%
Liabilities	49%	51%	44%	56%
December 31, 2007
Assets	50%	50%	50%	50%
Liabilities	50%	50%	48%	52%

Total interest sensitive assets were $74.8 billion and $72.6 billion at March 31, 2008 and December 31, 2007. Total interest sensitive liabilities were $67.8 billion and $65.3 billion at March 31, 2008 and December 31, 2007.

SECURED BORROWINGS AND ON-BALANCE SHEET SECURITIZATION TRANSACTIONS

As discussed in Liquidity Risk Management, capital markets dislocations that affected us in the second half of 2007 and into 2008 caused us to utilize the asset-backed markets primarily to satisfy our funding requirements. In addition to the off-balance sheet securitization transactions, we raised proceeds during the quarter from on-balance sheet financings including (dollars in millions):

Consumer / Student Loans	$ 453.9
Rail	850.0
Home Lending	429.0
Trade Finance / Factoring Receivables	169.4
Vendor Finance / Acquisition Financing	118.5
Total Return Swaps	644.7

Total	$2,665.5

This is in addition to approximately $13.5 billion raised during 2007. These transactions do not meet the accounting (SFAS 140) requirements for sales treatment and are therefore recorded as non-recourse secured borrowings, with the proceeds reflected in Variable rate non-recourse, secured borrowings in the Consolidated Balance Sheet. Certain cash balances are restricted in conjunction with the student lending borrowings.

The following table summarizes the assets pledged / encumbered and the related secured borrowings. Amounts do not include non-recourse borrowings related to leveraged lease transactions.

52	CIT GROUP INC

Pledged Asset Summary (dollars in millions)

	March 31, 2008		December 31, 2007
	Assets	Secured	Assets	Secured
	Pledged	Borrowing	Pledged	Borrowing
Consumer (student lending)	$ 9,732.3	$ 9,812.9	$ 9,079.4	$ 9,437.5
Home lending	6,614.0	4,652.7	7,074.3	4,785.9
Trade Finance (factoring receivable)(1)	5,975.3	1,294.0	5,897.5	1,262.5
Vendor Finance (acquisition financing)	1,354.0	1,246.8	1,491.3	1,312.3
Transportation Finance	1,263.0	850.0	–	–
Corporate Finance(2)	1,076.4	971.8	370.0	370.0
Corporate Finance (energy project finance)	262.1	262.1	262.1	262.1

Total	$26,277.1	$19,090.3	$24,174.6	$17,430.3

(1)	Excludes credit balances of factoring clients.

(2)	Includes financing executed via total return swaps, under which CIT retains control of, and the full risk related to, these loans.

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Program

We fund asset originations on our balance sheet by accessing various sectors of the capital markets, including the term debt and commercial paper markets. In an effort to broaden funding sources and provide an additional source of liquidity, we use an array of securitization programs, including both asset-backed commercial paper and term structures, to access both the public and private asset-backed securitization markets. Current products in these programs include receivables and leases secured by equipment and small business lending receivables, as well as consumer loans secured by residential real estate, manufactured housing and other assets. The following tables summarize data relating to our securitization programs. See Form 10-K for the year ended December 31, 2007 for a description of our securitization programs.

Securitized Assets (dollars in millions)

	March 31,	December 31,
	2008	2007
Securitized Assets:
Vendor Finance	$3,954.0	$4,104.0
Corporate Finance	1,347.7	1,526.7
Home Lending	652.3	680.5

Total securitized assets	$5,954.0	$6,311.2

Securitized assets as a % of
managed assets	7.0%	7.6%

(1) Includes manufactured housing and other assets of approximately $146 million and $157 million at March 31, 2008 and December 31, 2007.

Volume Securitized Quarters Ended March 31 (dollars in millions)

	2008	2007
Vendor Finance	$586.7	$1,022.8
Corporate Finance	–	79.3

Total volume securitized	$586.7	$1,102.1

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	53

Our retained interests had a carrying value at March 31, 2008, of $1.1 billion. Retained interests are subject to credit and prepayment risk. As of March 31, 2008, approximately 74% of our outstanding securitization pool balances are in conduit structures. Securitized assets are subject to the same credit granting and monitoring processes as our owned portfolio.

The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2008 were as follows:

	Vendor Finance
	Consumer	Commercial	Small	Home Lending	Recreational
	Equipment	Equipment	Business	and Manufactured	Vehicles
	Leases	Leases	Lending	Housing	and Boats
Weighted average prepayment speed	45.41%	9.70%	No activity	No activity	No activity
Weighted average expected credit losses	0.00%	0.87%	No activity	No activity	No activity
Weighted average discount rate	5.87%	9.00%	No activity	No activity	No activity
Weighted average life (in years)	1.3	2.1	No activity	No activity	No activity

The key assumptions used in measuring the fair value of retained interests in securitized assets at March 31, 2008, were as follows:

	Vendor Finance
	Consumer	Commercial	Small	Home Lending	Recreational
	Equipment	Equipment	Business	and Manufactured	Vehicles
	Leases	Leases	Lending	Housing	and Boats
Weighted-average life (in years)	1.4	1.3	3.6	4.0	2.4
Weighted average prepayment speed	44.10%	8.80%	17.14%	19.84%	21.50%
Weighted average expected credit losses(1)	0.00%	1.07%	2.64%	1.33%	2.81%
Weighted average discount rate	7.37%	9.07%	14.00%	13.00%	15.00%
Retained subordinated securities	$266.8	$236.6	$ 46.2	$ 21.9	$ –
Interest only securities	284.0	43.8	4.6	1.3	–
Cash reserve accounts	134.8	88.4	11.9	–	6.1

Carrying value	$685.6	$368.8	$ 62.7	$ 23.2	$ 6.1

(1)	The weighted average expected credit losses is zero based on a contractual recourse agreement with a third party asset originator.

Joint Venture Activities

We utilize joint ventures organized through distinct legal entities to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. The vendor partner and CIT jointly own these distinct legal entities, and there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See disclosure in Note 13 – Certain Relationships and Related Transactions.

54	CIT GROUP INC

CAPITALIZATION

Capital Structure (dollars in millions)

	March 31,	December 31,
	2008	2007
Common stockholders’ equity	$ 6,143.6	$ 6,460.6
Preferred stock	500.0	500.0
Junior subordinated notes	750.0	750.0
Convertible debt (“Equity Units”)	690.0	690.0

Total capital	8,083.6	8,400.6
Senior unsecured debt	50,591.4	52,188.1
Variable rate bank lines of credit(1)	7,300.0	–
Variable-rate non-recourse, secured borrowings(2)	19,090.3	17,430.3
Deposits	2,406.5	2,745.8

Total capitalization	$87,471.8	$80,764.8

Goodwill and other intangible assets	$ (1,159.5)	$ (1,152.5)
Equity adjustments	$ 118.2	$ 88.8
Total tangible common equity	$ 5,102.3	$ 5,396.9
Total tangible capital	$ 7,042.3	$ 7,336.9
Total tangible capitalization	$86,430.5	$79,701.1
Book value per common share	$ 32.68	$ 34.48
Tangible book value per common share	$ 26.63	$ 28.42
Tangible capital to managed assets	8.33%	8.82%

(1)	See Liquidity section of Risk Management for detail on the drawn bank facilities.

(2)	See “On-balance Sheet Securitization Transactions” section for detail.

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

The Tangible Capital to Managed Assets ratio dropped to 8.33% from 8.82% at December 31, 2007 due to the loss for the quarter, coupled with $1.3 billion in managed asset growth.

Capital and Funding

CIT has certain preferred stock and junior subordinated notes outstanding. The terms of these securities restrict us from declaring dividends or paying interest on the securities, as applicable, if, among other things, our rolling four quarters fixed charge ratio is less than 1.10, or if our tangible capital to managed asset ratio is less than 5.50%. Our fixed charge ratio for the twelve months ended March 31, 2008 was approximately 0.95. In addition, if we do not pay dividends or interest on such securities, we are also prohibited from paying dividends on our common stock. Our preferred stock and junior subordinated notes provided, however, that we may pay dividends and interest on those securities with any net proceeds that we have received from the sale of common stock during specified time periods prior to the declaration of the dividend or the payment of interest.

On April 21, 2008, the Company sold $1.0 billion or 91,000,000 shares, of common stock and $500 million or 10,000,000 shares of Non-Cumulative Perpetual Convertible Preferred Stock, Series C, with a liquidation preference of $50 per share, subject to the underwriters’ right to purchase an additional 13,650,000 shares of the common stock and 1,500,000 shares of the convertible preferred stock pursuant to overallotment options. On April 23, 2008, the underwriters exercised their entire overallotment option for the preferred stock. On May 6, 2008, 2,558,120 shares of common stock were issued pursuant to the underwriters’ overallotment option.

The common stock offering was priced at $11.00 per share. The net proceeds from the common stock offering, including the portion of the overallotment option exercised, were approximately $978 million, after deducting underwriting

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	55

commissions and expenses. The Company intends to use the net proceeds from the sale of the common stock for general corporate purposes, including the payment of dividends on its outstanding Series A and B preferred stock for the second quarter of 2008 in an amount of approximately $8 million and the payment of interest on its outstanding junior subordinated notes in the third quarter of 2008 in an amount of approximately $23 million.

The net proceeds from the convertible preferred stock offering, including the overallotment option, were approximately $558 million, after deducting underwriting commissions and expenses. The Company intends to use the net proceeds from the sale of the convertible preferred stock for general corporate purposes. The convertible preferred stock will pay, only when, as and if declared by CIT’s board of directors or a duly authorized committee of the board, cash dividends on each March 15, June 15, September 15 and December 15, beginning on June 15, 2008, at a rate per annum equal to 8.75%, payable quarterly in arrears on a non-cumulative basis. Each share of convertible preferred stock will be convertible at any time, at the holder’s option, into 3.9526 shares of CIT common stock, plus cash in lieu of fractional shares, (equivalent to an initial conversion price of approximately $12.65 per share of CIT’s common stock). The conversion rate will be subject to customary anti-dilution adjustments and will also be adjusted upon the occurrence of certain other events. In addition, on or after June 20, 2015, CIT may cause some or all of the convertible preferred stock to convert provided that CIT’s common stock has a closing price exceeding 150% of the then applicable conversion price for 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days.

On January 23, 2008, CIT Group Inc. entered into a Sales Agency Agreement with Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc., pursuant to which CIT agreed to sell shares of its common stock for an aggregate purchase price of up to $31.5 million. As a result, the Company sold 1,281,519 shares on January 30, 2008 and satisfied the conditions necessary to permit the declaration and payment of preferred stock dividends during the first quarter of 2008.

See “Liquidity Risk Management” for discussion of risks impacting our liquidity and capitalization. See Exhibit 12.1 for the Computation of Ratio of Earnings to Fixed Charges.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We consider accounting estimates relating to the following to be critical in applying our accounting policies:

•	Reserve for Credit Losses

•	Impaired Loans

•	Fair Value Determinations, including assets held for sale

•	Retained Interests in Securitizations

•	Lease Residual Values

•	Goodwill and Intangible Assets

•	FIN 48 Liabilities and Tax Reserves

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from what was described in our 2007 Annual Report on Form 10-K.

56	CIT GROUP INC

STATISTICAL DATA

Statistical Data Quarters Ended March 31 (dollars in millions)

	2008	2007
Finance revenue	9.10%	9.52%
Interest expense	5.16%	5.14%
Depreciation on operating lease equipment	1.59%	1.55%

Net finance revenue	2.35%	2.83%
Provision for credit losses	2.52%	0.42%

Net finance revenue, after credit provision	-0.17%	2.41%
Valuation allowance for receivables held for sale	0.76%	–

Net finance revenue, after credit provision and valuation allowance	-0.93%	2.41%
Other income	0.94%	1.93%

Total net revenue after valuation allowance	0.01%	4.34%
Salaries and general operating expenses	1.72%	2.10%
Provision for severance and real estate exiting activities	0.37%	–
Loss on debt and debt-related derivative extinguishments	0.80%	0.82%

(Loss) income before provision for income taxes	-2.88%	1.42%
Benefit (provision) for income taxes	1.59%	-0.20%
Minority interest, after tax	-0.06%	–

Net (loss) income before preferred stock dividends	-1.35%	1.22%
Preferred stock dividends	-0.04%	-0.04%

Net (loss) income (attributable) available to common stockholders	-1.39%	1.18%

Average Earning Assets	$73,869.5	$67,920.9

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

Non-GAAP Reconciliations (dollars in millions)

	March 31,	December 31,
	2008	2007
Managed assets(1)
Finance receivables	$63,538.9	$62,536.5
Operating lease equipment, net	12,203.7	12,610.5
Financing and leasing assets held for sale	2,615.7	1,606.0
Equity and venture capital investments (included in other assets)	233.6	165.8

Total financing and leasing portfolio assets	78,591.9	76,918.8
Securitized assets	5,954.0	6,311.2

Managed assets	$84,545.9	$83,230.0

Earning assets(2)
Total financing and leasing portfolio assets	$78,591.9	$76,918.8
Credit balances of factoring clients	(3,572.9)	(4,542.2)

Earning assets	$75,019.0	$72,376.6

Total tangible capital(3)
Total common stockholders’ equity	$ 6,143.6	$ 6,460.6
Other comprehensive loss (income) relating to derivative financial instruments	122.0	96.6
Unrealized gain on securitization investments	(3.8)	(7.8)
Goodwill and intangible assets	(1,159.5)	(1,152.5)

Tangible common stockholders’ equity	5,102.3	5,396.9
Preferred stock	500.0	500.0
Junior subordinated notes and convertible debt	1,440.0	1,440.0

Total tangible stockholders’ equity	$ 7,042.3	$ 7,336.9

	Quarters Ended March 31,
Total net revenues(4)	2008	2007
Net Finance Revenue after Depreciation	$ 433.3	$ 479.9
Other Income	174.0	328.6

Total net revenues	$ 607.3	$ 808.5

(1)	Managed assets are utilized in certain credit and expense ratios. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.

(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.

(3)	Total tangible stockholders’ equity is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive losses/income relating to derivative financial instruments and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts that will be realized.

(4)	Total net revenues are the combination of net finance revenues and other income.

58	CIT GROUP INC

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” ”forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

•	our liquidity risk and capital management, including our credit ratings, our liquidity plan, and the potential transactions designed to enhance our liquidity,

•	our plans to enhance liquidity and capital,

•	our credit risk management,

•	our asset/liability risk management,

•	our funding, borrowing costs and net finance revenue,

•	our capital, leverage and credit ratings,

•	our operational risks, including success of build-out initiatives, acquisitions and divestitures,

•	legal risks,

•	our growth rates,

•	our commitments to extend credit or purchase equipment, and

•	how we may be affected by legal proceedings.

All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

•	market liquidity,

•	risks of economic slowdown, downturn or recession,

•	industry cycles and trends,

•	demographic trends,

•	risks inherent in changes in market interest rates and quality spreads,

•	funding opportunities and borrowing costs,

•	changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets,

•	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

•	adequacy of reserves for credit losses,

•	risks associated with the value and recoverability of leased equipment and lease residual values,

•	application of fair value accounting in volatile markets,

•	changes in laws or regulations governing our business and operations,

•	changes in competitive factors, and

•	future acquisitions and dispositions of businesses or asset portfolios.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees about our performance. We do not assume the obligation to update any forward-looking statement for any reason.

ITEM 4. Controls and Procedures

There have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures and have concluded that such procedures are effective as of March 31, 2008.

59

Part II—Other Information

ITEM 1. Legal Proceedings

Student Loan Investigations

Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT, was engaged in the student lending business. In connection with investigations into (i) the relationships between student lenders and the colleges and universities that recommend such lenders to their students, and (ii) the business practices of student lenders, CIT and/or SLX have received requests for information from several state Attorneys General and several federal governmental agencies. In May, 2007, CIT entered into an Assurance of Discontinuance (the “AOD”) with the New York Attorney General (the “NYAG”), pursuant to which CIT contributed $3.0 million into a fund established to educate students and their parents concerning student loans and agreed to cooperate with the NYAG’s investigation, in exchange for which, the NYAG agreed to discontinue its investigation concerning certain alleged conduct by SLX. CIT is fully cooperating with the remaining investigations.

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

ITEM 1A. Risk Factors

Risk Factors

You should carefully consider the following discussion of risks. Our business activities involve various elements of risk. The risks described below are not the only ones facing us. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business. We consider the following issues to be the most critical risks to the success of our business:

OUR LIQUIDITY OR ABILITY TO RAISE DEBT OR EQUITY CAPITAL MAY BE LIMITED.

Our business model depends upon access to the debt capital markets to provide sources of liquidity and efficient funding for asset growth. These markets have exhibited heightened volatility and dramatically reduced liquidity. Liquidity in the debt capital markets has become significantly more constrained and interest rates available to us have increased significantly relative to benchmark rates, such as U.S. treasury securities and LIBOR. Recent downgrades in our short and long-term credit ratings have worsened these general conditions and had the practical effect of leaving us without current access to the commercial paper market, a historical source of liquidity for us, and necessitated our recent action to draw down on our bank credit facilities. As a result of these developments, we are not currently accessing the commercial paper and unsecured term debt markets and have shifted our funding sources primarily to asset-backed securities and other secured credit facilities, including both on-balance sheet and off-balance sheet securitizations. For some segments of our business, secured funding is significantly less efficient than unsecured debt facilities. Further, while the Company has remaining capacity with respect to this funding source, there are limits to the amount of assets that can be encumbered in order to maintain our debt ratings at various levels. Additional adverse developments in the economy, long-term disruption in the capital markets, deterioration in our business performance or further downgrades in our credit ratings could further limit our access to these markets and increase our cost of capital. If any one of these developments occurs, or if we are unable to regain access to the commercial paper or unsecured term debt markets, it would adversely affect our business, operating results and financial condition.

Our ability to satisfy our cash needs may also be constrained by regulatory or contractual restrictions on the manner in which we may use portions of our cash on hand. For example, our total cash position at March 31, 2008 includes cash and short-term investments at our Utah bank and restricted cash largely related to securitization transactions. The cash and investments at our Utah bank, of approximately $1.4 billion at March 31, 2008, are available solely for the bank’s funding and investment requirements. The restricted cash related to securitization transactions is available solely for payments to certificate holders. The cash and investments of the bank and the restricted cash related to securitization transactions cannot be transferred to or used for the benefit of any other affiliate of ours.

60	CIT GROUP INC

In addition, as part of our business we extend lines of credit, some of which can be drawn by the borrowers at any time. If the borrowers on these lines of credit increase their rate of borrowing either as a result of their business needs or due to a perception that we may be unable to fund these lines of credit in the future, this could degrade our liquidity position substantially which could have a material adverse effect on our business.

MEASURES DESIGNED TO ENHANCE OUR LIQUIDITY MAY BE UNSUCCESSFUL.

We recently announced a number of measures designed to enhance our liquidity position, including substantial asset sales, such as agreeing to sell $4.6 billion of asset-based loan commitments, of which $1.4 billion represents funded loans, agreeing to sell $770 million of aircraft, of which $300 million closed in the first quarter of 2008, and evaluating strategic alternatives for our $4 billion rail leasing business. These measures are subject to a number of uncertainties, and there can be no assurance that any or all of them will be undertaken and if undertaken, completed. Further, if any or all of these measures are undertaken, they may not achieve their anticipated benefits. The failure to successfully implement our liquidity enhancement measures could have a material adverse effect on our business. We may also raise additional equity capital through the sale of common stock, preferred stock, or securities that are convertible into common stock. There are no restrictions on entering into the sale of any such equity securities in either public or private transactions, except that any private transaction involving more than 20% of the shares outstanding will require shareholder approval. The terms of any such equity transactions may subject existing security holders to potential subordination or dilution and may involve a change in governance.

WE MAY BE ADVERSELY AFFECTED BY FURTHER DETERIORATION IN ECONOMIC CONDITIONS THAT IS GENERAL OR SPECIFIC TO INDUSTRIES, PRODUCTS OR GEOGRAPHIES.

A recession, prolonged economic weakness, or further downturn in the U.S. or global economies or affecting specific industries, geographic locations and/or products, such as the U.S. residential housing market, could make it difficult for us to originate new business, given the resultant reduced demand for consumer or commercial credit. In addition, a downturn in certain industries may result in a reduced demand for the products that we finance in that industry or negatively impact collection and asset recovery efforts.

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

WE MAY BE ADVERSELY AFFECTED BY CONTINUED DETERIORATION IN MARKET CONDITIONS AND CREDIT QUALITY IN THE HOME LENDING AND RELATED INDUSTRIES.

The U.S. residential market and home lending industry began showing signs of stress in early 2007, with credit conditions deteriorating rapidly in the second quarter of 2007 and continuing into the second half of 2007 and the first quarter of 2008, including increased rates of defaults and foreclosures, stagnating or declining home prices, and declining sales in both the new construction and the resale markets.

These market conditions were reflected in the deterioration of credit metrics of our home lending portfolio and the sharply decreased market liquidity for such portfolios and resulted in higher charge-offs, higher loss reserve provisioning, and significant valuation allowances through the first quarter of 2008. It is likely that further loss reserve provisioning will be required. These changes in the home lending and home construction industries have also resulted in reduced demand for certain types of railcars that are used to transport building materials, produced higher volatility and reduced demand from investors in the high yield loan markets, generated concerns about credit quality in general, and hampered activity in the syndication market, among other effects.

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

UNCERTAINTIES RELATED TO OUR BUSINESS MAY RESULT IN THE LOSS OF KEY CUSTOMERS.

Our business depends on our ability to provide a wide range of quality products to our customers and our ability to attract new customers. If our customers are uncertain as to our ability to continue to provide the same breadth and quality of products, we may be unable to attract new customers and we may experience a loss of customers.

Item 1A: Risk Factors	61

OUR RESERVES FOR CREDIT LOSSES MAY PROVE INADEQUATE OR WE MAY BE NEGATIVELY AFFECTED BY CREDIT RISK EXPOSURES.

Our business depends on the creditworthiness of our customers. We maintain a consolidated reserve for credit losses on finance receivables that reflects management’s judgment of losses inherent in the portfolio. We periodically review our consolidated reserve for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans, past due loan migration trends, and non-performing assets. We cannot be certain that our consolidated reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of adverse changes in the economy or events adversely affecting specific customers, industries or markets. The current economic environment is dynamic and the credit worthiness of our customers and the value of collateral underlying our receivables can change significantly over very short periods of time. Our reserves may not keep pace with changes in the creditworthiness of our customers or collateral values. If the credit quality of our customer base materially decreases, if the risk of a market, industry, or group of customers changes significantly, or if our reserves for credit losses are not adequate, our business, financial condition and results of operations could suffer. For example, credit performance in the home lending industry, and particularly in the sub-prime market, has been declining over the past year. This decline in the home lending industry has been reflected in our home lending portfolio during 2007 and 2008, resulting in increased charge-offs and significant valuation allowances.

In addition to customer credit risk associated with loans and leases, we are also exposed to other forms of credit risk, including counterparties to our derivative transactions, loan sales, syndications and equipment purchases. These counterparties include other financial institutions, manufacturers and our customers. If our credit underwriting processes or credit risk judgments fail to adequately identify or assess such risks, or if the credit quality of our derivative counterparties, customers, manufacturers, or other parties with which we conduct business materially deteriorates, we may be exposed to credit risk related losses that may negatively impact our financial condition, results of operations or cash flows.

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

WE MAY BE REQUIRED TO TAKE AN IMPAIRMENT CHARGE FOR GOODWILL OR INTANGIBLE ASSETS RELATED TO ACQUISITIONS.

We have acquired certain portions of our business and certain portfolios through acquisitions and bulk purchases. Further, as part of our long-term business strategy, we may continue to pursue acquisitions of other companies or asset portfolios. In connection with prior acquisitions, we have accounted for the portion of the purchase price paid in excess of the book value of the assets acquired as goodwill or intangible assets, and we may be required to account for similar premiums paid on future acquisitions in the same manner.

Under the applicable accounting rules, goodwill is not amortized and is carried on our books at its original value, subject to periodic review and evaluation for impairment, which, based on current conditions, we expect to conduct each quarter for the foreseeable future, while intangible assets are amortized over the life of the asset. If, as a result of our periodic review and evaluation of our goodwill and intangible assets for potential impairment, we determine that changes in the business itself, the economic environment including business valuation levels and trends, or the legislative or regulatory environment have adversely affected either the fair value of the business or the fair value of our individual segments, we may be required to take an impairment charge to the extent that the carrying values of our goodwill or intangible assets exceeds the fair value of the business. As a result of our 2007 fourth quarter analysis of goodwill and intangible assets associated with our student lending business, we recorded impairment charges of $312.7 million. Also, if we sell a business for less than the book value of the assets sold, plus any goodwill or intangible assets attributable to that business, we may be required to take an impairment charge on all or part of the goodwill and intangible assets attributable to that business. If market and economic conditions deteriorate further, this could increase the likelihood that we will need to record additional impairment charges.

Our stock has been trading below our book value and tangible book value per share for two consecutive quarters. While we have a plan to restore our business fundamentals to levels that would support our book value and tangible book value per share, we have no assurance that the plan will be achieved or that the market price of our common stock will increase to such levels in the foreseeable future. In that event, we may be required to take an impairment charge to the extent the carrying value of our goodwill exceeds the fair value of our business.

BUSINESSES OR ASSET PORTFOLIOS ACQUIRED MAY NOT PERFORM AS EXPECTED AND WE MAY NOT BE ABLE TO ACHIEVE ADEQUATE CONSIDERATION FOR PLANNED DISPOSITIONS.

As part of our long-term business strategy, we may pursue acquisitions of other companies or asset portfolios as well as dispose of non-strategic businesses or portfolios. Future

62	CIT GROUP INC

acquisitions may result in potentially dilutive issuances of equity securities and the incurrence of additional debt, which could have a material adverse effect on our business, financial condition and results of operations. Such acquisitions may involve numerous other risks, including difficulties in integrating the operations, services, products and personnel of the acquired company; the diversion of management’s attention from other business concerns; entering markets in which we have little or no direct prior experience; and the potential loss of key employees of the acquired company. In addition, acquired businesses and asset portfolios may have credit related risks arising from substantially different underwriting standards associated with those businesses or assets.

We recently announced a number of measures designed to enhance our liquidity position, including substantial asset sales, such as agreeing to sell $4.6 billion of asset-based loan commitments, of which $1.4 billion represents funded loans, agreeing to sell $770 million of aircraft, of which $300 million closed in the first quarter of 2008, and evaluating strategic alternatives for our $4 billion rail leasing business. There can be no assurance that we will be successful in completing all or any of these transactions. These transactions, if completed, will shrink our business and it is not currently part of our long-term strategy to replace the volume associated with these businesses. From time to time, we also receive inquiries from third parties regarding our potential interest in disposing of other types of assets, such as home lending, student lending, manufactured housing, other commercial finance or vendor finance assets, which we may or may not choose to pursue.

There is no assurance that we will receive adequate consideration for any asset or business dispositions. As a result, our future disposition of businesses or asset portfolios could have a material adverse effect on our business, financial condition and results of operations.

ADVERSE OR VOLATILE MARKET CONDITIONS MAY REDUCE FEES AND OTHER INCOME.

In 2005, we began pursuing strategies to leverage our expanded asset generation capability and diversify our revenue base to increase other income as a percentage of total revenue. We invested in infrastructure and personnel focused on increasing other income in order to generate higher levels of syndication and participation income, advisory fees, servicing fees and other types of fee income. These revenue streams are dependent on market conditions and, therefore, can be more volatile than interest on loans and rentals on leased equipment. Current market conditions, including lower liquidity levels, have had a direct impact on syndication activity, and have resulted in significantly lower fee generation. If we are unable to sell or syndicate a transaction after it is originated, this activity will involve the assumption of greater underwriting risk than we originally intended and could increase our capital requirements to support our business or expose us to the risk of valuation allowances for assets held for sale. In addition, we also generate significant fee income from our factoring business. If our clients become concerned about our liquidity position and our ability to provide these services going forward and reduce their amount of business with us, this could further negatively impact our fee income and have a material adverse effect on our business. Continued disruption to the capital markets, our failure to implement these initiatives successfully, or the failure of such initiatives to result in increased asset and revenue levels could adversely affect our financial position and results of operations.

ADVERSE FINANCIAL RESULTS OR OTHER FACTORS MAY LIMIT OUR ABILITY TO PAY DIVIDENDS.

Our board of directors decides whether we will pay dividends on our common stock. That decision depends upon, among other things, general economic and business conditions, our strategic and operational plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, our credit ratings, and such other factors as the board of directors may consider to be relevant. If any of these factors are adversely affected, it may impact our ability to pay dividends on our common stock. Our board of directors recently reduced the quarterly dividend on our common stock by 60%, to $0.10 per share, and our board of directors could determine to further reduce or eliminate dividends payable on our common stock in the future.

In addition, the terms of our preferred stock and junior subordinated notes restrict our ability to pay dividends on our common stock if we do not make distributions on our preferred stock and junior subordinated notes. Further, we are prohibited from declaring dividends on our preferred stock and from paying interest on our junior subordinated notes if we do not meet certain financial tests, provided that the limitation does not apply if we pay such dividends and interest out of net proceeds that we have received from the sale of common stock. We have not been in compliance with these financial tests for the last three fiscal quarters. We sold common stock to cover such dividend and interest payments during the fourth quarter of 2007 and the first quarter of 2008, and we obtained a forward commitment from two investment banks to purchase additional shares, at our option, in the second and third quarters of 2008. If we are unable to sell our common stock in the future, and we continue to fail to meet the requisite financial tests, then we will be prohibited from declaring dividends on our preferred stock, paying interest on our junior subordinated notes, or declaring dividends on our common stock.

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

Item 1A: Risk Factors	63

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

A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, or other factors, would adversely affect the residual values of such equipment. Further, certain equipment residual values, including commercial aerospace residuals, are dependent on the manufacturer’s or vendor’s warranties, reputation and other factors. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

The degree of residual realization risk varies by transaction type. Capital leases bear the least risk because contractual payments cover approximately 90% of the equipment’s cost at the inception of the lease. Operating leases have a higher degree of risk because a smaller percentage of the equipment’s value is covered by contractual cash flows at lease inception. Leveraged leases bear the highest level of risk as third parties have a priority claim on equipment cash flows.

INVESTMENT IN AND REVENUES FROM OUR FOREIGN OPERATIONS ARE SUBJECT TO THE RISKS AND REQUIREMENTS ASSOCIATED WITH TRANSACTING BUSINESS IN FOREIGN COUNTRIES.

An economic recession or downturn, increased competition, or business disruption associated with the political or regulatory environments in the international markets in which we operate could adversely affect us. In addition, while we generally hedge our translation and transaction exposures, foreign currency exchange rate fluctuations, or the inability to hedge effectively in the future, could have a material adverse effect on our investment in international operations and the level of international revenues that we generate from international asset based financing and leasing. Reported results from our operations in foreign countries may fluctuate from period to period due to exchange rate movements in relation to the U.S. dollar, particularly exchange rate movements in the Canadian dollar, which is our largest non-U.S. exposure. Recent weakness in the U.S. dollar has negatively impacted the U.S. dollar value of our revenues that are paid in other currencies. A further weakening of the U.S. dollar will further negatively impact the U.S. dollar value of our international operations.

U.S. generally accepted accounting principles require that income earned from foreign subsidiaries should be treated as being taxed as if they were distributed to the parent company, unless those funds are permanently reinvested outside the United States. To meet this permanent reinvestment standard, company must show that there is no foreseeable need for the funds by the parent company and that there is a specific plan for reinvestment of the undistributed earnings of the funds by the subsidiary. Federal income taxes have not been provided on approximately $1.2 billion of cumulative earnings of foreign subsidiaries that we have determined to be permanently reinvested. If we sell a foreign business or significant foreign assets, we may not be able to redeploy some or all of the funds generated from a sale outside the United States and would be required to treat the funds as repatriated to us currently for purposes of GAAP. While it is not practicable to estimate the amount of tax that we would have to provide for under GAAP in such an event, the impact on us may be material.

Foreign countries have various compliance requirements for financial statement audits and tax filings, which are required to obtain and maintain licenses to transact business. If we are unable to properly complete and file our statutory audit reports or tax filings, regulators or tax authorities in the applicable jurisdiction may restrict our ability to do business.

THE REGULATED ENVIRONMENT IN WHICH WE OPERATE MAY ADVERSELY AFFECT US.

Our domestic operations are subject, in certain instances, to supervision and regulation by state and federal authorities, including the Federal Deposit Insurance Corporation, the Utah Department of Financial Institutions, the U.S. Small Business Administration, the U.S. Department of Education, the FINRA, the SEC and various state insurance regulators, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue, well as the imposition of civil fines and criminal penalties.

The financial services industry is heavily regulated in many jurisdictions outside the United States. As a result, growing our international operations may be affected by the varying requirements of these jurisdictions. CIT Bank Limited, a U.K. Corporation, is licensed as a bank and a broker-dealer and is subject to regulation and examination by the Financial

64	CIT GROUP INC

Services Authority of the United Kingdom. We also operate various banking corporations in Brazil, France, Italy, Belgium, Sweden and The Netherlands, and a broker-dealer entity in Canada, each of which is subject to regulation and examination by banking regulators and securities regulators in its home country. Our subsidiary, CIT Bank, a Utah industrial bank, is subject to regulation and examination by the FDIC and the Utah Department of Financial Institutions. Finally, our subsidiary that operates our insurance business, Highlands Insurance Company Limited, is a Barbados company and therefore regulated by Barbados laws and regulations. Given the evolving nature of regulations in many of these jurisdictions, it may be difficult for us to meet these requirements even after we establish operations and receive regulatory approvals. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market, on our ability to permanently reinvest earnings and on our reputation generally.

UNCERTAINTIES RELATED TO OUR BUSINESS MAY CAUSE A LOSS OF EMPLOYEES AND MAY OTHERWISE MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

Our future results of operations will depend in part upon our ability to retain existing highly skilled and qualified employees and to attract new employees. Failure to continue to attract and retain such individuals could materially adversely affect our ability to compete. Uncertainties about the future prospects of our business may materially adversely affect our ability to attract and retain key management, technical and other personnel. This inability to retain key personnel could have an adverse effect on our ability to successfully operate our business or to meet our compliance, regulatory, and other reporting requirements.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or issue any unregistered equity securities during the quarter ended March 31, 2008. The following table details the repurchase activity of CIT common stock during the quarter ended March 31, 2008:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Balance at December 31, 2007	24,464,574		–	689,096

January 1 - 31	–	–	–	689,096
February 1 - 29	–	–	–	689,096
March 1 - 31	–	–	–	689,096

Total Purchases	–

Reissuances(1)	1,020,870

Balance at March 31, 2008	23,443,704

(1) Includes the issuance of shares of our common stock upon exercise of stock options and for the employee stock purchase plan.

On April 21, 2008, the Company issued $1.0 billion or 91,000,000 shares, of common stock and $500 million or 10,000,000 shares of Non-Cumulative Perpetual Convertible Preferred Stock, Series C, with a liquidation preference of $50 per share, including the underwriters’ purchase of 13,650,000 shares of the common stock and 1,500,000 shares of the convertible preferred stock pursuant to over-allotment options.

The common stock offering was priced at $11.00 per share. The net proceeds from the common stock offering, including the partial exercise of the overallotment option of 2,558,120 shares, were approximately $978 million, after deducting underwriting commissions and expenses. The Company intends to use the net proceeds from the sale of the common stock for general corporate purposes, including the payment of dividends on its outstanding preferred stock for the second quarter of 2008 in an amount of approximately $8 million and the payment of interest on its outstanding junior subordinated notes in the third quarter of 2008 in an amount of approximately $23 million.

The net proceeds from the convertible preferred stock offering, including the overallotment option, were approximately $558 million, after deducting underwriting commissions and expenses. The Company intends to use the net proceeds from the sale of the convertible preferred stock for general corporate purposes.

See Item 1. Notes to Consolidated Financial Statements, Note 17 – Subsequent Events for additional information regarding this equity issuance.

65

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a)	Exhibits

	3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

	3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form 8-K filed by CIT on January 17, 2008).

	3.3	Certificate of Designations relating to the Company’s 6.350% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

	3.4	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

	3.5	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 3.1 to Form 8-K filed by CIT on April 25, 2008).

	4.1	Form of Certificate of Common Stock of CIT (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

	4.2	Indenture dated as of August 26, 2002 by and among CIT Group Inc., J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.), as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

	4.3	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (incorporated by reference to Exhibit 4.4 to Form S-3/A filed by CIT on October 28, 2004).

	4.4	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.5 to Form S-3/A filed by CIT on October 28, 2004).

	4.5	Certain instruments defining the rights of holders of CIT’s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis, have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

	4.6	5-Year Credit Agreement, dated as of October 10, 2003 among J.P. Morgan Securities Inc., a joint lead arranger and bookrunner, Citigroup Global Markets Inc., as joint lead arranger and bookrunner, JP Morgan Chase Bank as administrative agent, Bank

66	CIT GROUP INC

of America, N.A. as syndication agent, and Barclays Bank PLC, as documentation agent (incorporated by reference to Exhibit 4.2 to Form 10-Q filed by CIT on November 7, 2003).

4.7	5-Year Credit Agreement, dated as of April 14, 2004, among CIT Group Inc., the several banks and financial institutions named therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and bookrunners, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A., as syndication agent and Barclays Bank PLC, as documentation agent (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on May 7, 2004).

4.8	5-Year Credit Agreement, dated as of April 13, 2005, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent (incorporated by reference to Exhibit 4.8 to Form 10-K filed by CIT on March 1, 2007).

4.9	5-Year Credit Agreement, dated as of December 6, 2006, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Barclays Capital, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Barclays Bank PLC, as syndication agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents (incorporated by reference to Exhibit 4.9 to Form 10-K filed by CIT on March 1, 2007).

4.10	Indenture dated as of January 20, 2006 between CIT Group Inc. and The Bank of New York (as successor to JPMorgan Chase Bank, N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on August 7, 2006).

4.11	Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, N.A. for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.4 to Form 10-Q filed by CIT on August 7, 2006).

4.12	First Supplemental Indenture dated as of January 31, 2007 between CIT Group Inc. and The Bank of New York (as successor to JPMorgan Chase Bank N.A.) for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed by CIT on February 1, 2007).

4.13	Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of senior notes (incorporated by reference to Exhibit 4.5 to Form 10-Q filed by CIT on August 7, 2006).

4.14	Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of subordinated notes (incorporated by reference to Exhibit 4.6 to Form 10-Q filed by CIT on August 7, 2006).

4.15	Indenture dated as of November 1, 2006, among CIT Group Funding Company of Delaware (formerly known as CIT Group Funding Company of Canada), CIT Group Inc., and The Bank of New York, for the issuance of senior debt securities of CIT Group Funding Company of Canada and the related guarantees of CIT (incorporated by reference to Exhibit 4.8 to Form 10-Q filed by CIT on November 6, 2006).

10.1	Form of Separation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1/A filed June 12, 2002).

10.2	Form of Financial Services Cooperation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1/A filed June 12, 2002).

10.3*	Employment Agreement for Lawrence A. Marsiello dated as of August 1, 2004 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by CIT on November 9, 2004).

10.4*	Revised Amendment to Employment Agreement for Lawrence A. Marsiello dated as of December 6, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-K filed by CIT on February 29, 2008).

10.5	2004 Extension and Funding Agreement dated September 8, 2004, by and among Dell Financial Services L.P., Dell Credit Company L.L.C., DFS-SPV L.P., DFS-GP, Inc., Dell Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial

67

USA, Inc., CIT DCC Inc., CIT DFS Inc., CIT Communications Finance Corporation, and CIT Credit Group USA Inc. (incorporated by reference to Form 8-K filed by CIT on September 9, 2004).

10.6	Letter Agreement dated December 19, 2007 by and among Dell Inc., CIT Group Inc., Dell Credit Company LLC, Dell DFS Corporation, and CIT DFS, Inc. amending the Amended and Restated Agreement of Limited Partnership of Dell Financial Services L.P. dated September 8, 2004 (incorporated by reference to Exhibit 10.10 to Form 10-K filed by CIT on February 29, 2008).

10.7	Letter Agreement dated December 19, 2007 by and among Dell Inc., Dell Financial Services L.P., Dell Credit Company LLC, DFS-SPV L.P., DFS-GP, Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS, Inc., CIT Communications Finance Corporation, and CIT Credit Group USA, Inc. amending the 2004 Extension and Funding Agreement dated September 8, 2004 (incorporated by reference to Exhibit 10.11 to Form 10-K filed by CIT on February 29, 2008).

10.8	Purchase and Sale Agreement dated as of December 19, 2007 by and among Dell Inc., Dell International Incorporated, CIT Group Inc., Dell Credit Company LLC, Dell DFS Corporation, CIT DFS, Inc., CIT Financial USA, Inc., Dell Financial Services L.P., DFS-SPV L.P., DFS-GP, Inc., Dell Gen. P. Corp., CIT DCC Inc., CIT Communications Finance Corporation, and CIT Credit Group USA, Inc. (incorporated by reference to Exhibit 10.12 to Form 10-K filed by CIT on February 29, 2008).

10.9*	Long-Term Equity Compensation Plan (incorporated by reference to Form DEF-14A filed April 23, 2003).

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement on Form S-1/A filed June 26, 2002).

10.11	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1/A filed June 12, 2002).

10.12

Agreement and Plan of Merger, dated as of January 4, 2005, among Education Lending Group, Inc. CIT Group Inc. and CIT ELG Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by CIT on January 6, 2005).

10.13*	CIT Group Inc. Long -Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by CIT on May 12, 2008).

10.14*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed by CIT on May 15, 2006).

10.15*	Employment Agreement, dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed by CIT on September 5, 2006).

10.16*	Amendment to Employment Agreement for Jeffrey M. Peek dated December 10, 2007 (incorporated by reference to Exhibit 10.23 to Form 10-K filed by CIT on February 29, 2008).

10.17*	Forms of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreements (incorporated by reference to Exhibit 10.19 to Form 10-K filed by CIT on February 29, 2008).

10.18*	Forms of CIT Group Inc. Long-Term Incentive Plan Performance Share Award Agreements (incorporated by reference to Exhibit 10.20 to Form 10-K filed by CIT on March 1, 2007).

10.19*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.21 to Form 10-K filed by CIT on March 1, 2007).

10.20*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreements (incorporated by reference to Exhibit 10.22 to Form 10-K filed by CIT on March 1, 2007).

10.21*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to Form 10-K filed by CIT on March 1, 2007).

10.22

Forward Equity Commitment dated October 16, 2007 from Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc. to CIT Group Inc. relating to the issuance of common stock in connection with the payment of dividends on certain preferred stock and interest on certain junior subordinated notes (incorporated by reference to Exhibit 10.29 to Form 10-K filed by CIT on March 1, 2007).

68	CIT GROUP INC

10.23*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Retention Award Agreement (incorporated by reference to Exhibit 99.1 to Form 8-K filed by CIT on January 22, 2008).

10.24*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreement.

10.25*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreements.

10.26*	Form of CIT Group Inc. Long-Term Incentive Plan Performance-Accelerated Restricted Shares Award Agreement.

10.27*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008).

10.28*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008).

10.29*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008).

10.30*	CIT Executive Severance Plan As Amended and Restated Effective as of January 1, 2008.

10.31*	Amended and Restated Employment Agreement Joseph M. Leone dated as of May 8, 2008.

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey M. Peek pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Leone pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Indicates a management contract or compensatory plan or arrangement.

69

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIT GROUP INC.

By: /s/ Joseph M. Leone

Joseph M. Leone
Vice Chairman and Chief Financial Officer

By: /s/ William J. Taylor

William J. Taylor
Executive Vice President, Controller
and Principal Accounting Officer

May 12, 2008

70	CIT GROUP INC