Form 10-Q
period 2008-06-30
CIT GROUP INC
filed 2008-08-11
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d)	or	|_|	Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934			of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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

As of August 1, 2008, there were 285,359,388 shares of the registrant’s common stock outstanding.

CONTENTS

Part One—Financial Information:
ITEM 1.	Consolidated Financial Statements
	Consolidated Balance Sheets (Unaudited)	2
	Consolidated Statements of Income (Unaudited)	3
	Consolidated Statement of Stockholders’ Equity (Unaudited)	4
	Consolidated Statements of Cash Flows (Unaudited)	5
	Notes to Consolidated Financial Statements	6-30
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	and
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	31-63

ITEM 4.	Controls and Procedures	63

Part Two—Other Information:
ITEM 1.	Legal Proceedings	64
ITEM 1A	Risk Factors	65-69
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69
ITEM 3.	Defaults Upon Senior Securities	70
ITEM 4.	Submission of Matters to a Vote of Security Holders	70
ITEM 5.	Other Information	70
ITEM 6.	Exhibits	70-73
Signatures		74

Table of Contents	1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) – Assets (dollars in millions – except share data)

	June 30, 2008	December 31, 2007

Financing and leasing assets held for investment:
Finance receivables, including receivables pledged of $17,692.9 and $16,425.6	$53,223.7	$53,760.9
Reserve for credit losses	(780.8)	(574.3)

Net finance receivables	52,442.9	53,186.6
Operating lease equipment, net	12,342.4	12,610.5
Financing and leasing assets held for sale	1,016.7	1,260.2
Cash and cash equivalents, including $1,146.5 and $479.2 restricted	9,187.0	6,752.5
Retained interests in securitizations	1,216.3	1,177.5
Goodwill and intangible assets, net	1,165.6	1,152.5
Other assets	4,880.3	5,172.5
Assets of discontinued operation	5,568.2	9,301.1

Total Assets	$87,819.4	$90,613.4

CONSOLIDATED BALANCE SHEETS – Liabilities and Stockholders’ Equity

Debt:
Bank credit facilities	$7,300.0	$–
Secured borrowings	14,713.1	12,644.4
Senior unsecured notes	44,396.3	49,365.8
Junior subordinated notes	1,440.0	1,440.0
Commercial paper	62.0	2,822.3

Total debt	67,911.4	66,272.5
Deposits	2,002.1	2,745.8
Credit balances of factoring clients	3,189.7	4,542.2
Accrued liabilities and payables	4,031.0	5,196.6
Liabilities of discontinued operation	4,476.8	4,838.2

Total Liabilities	81,611.0	83,595.3
Commitments and Contingencies (Notes 12 and 15)
Minority interest	53.7	57.5
Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized
Issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	350.0
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	150.0
Series C 11,500,000 with a liquidation preference of $50 per share	575.0	–
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 308,644,872 and 214,390,177	3.1	2.1
Outstanding: 285,303,453 and 189,925,903
Paid-in capital, net of deferred compensation of $37.0 and $34.4	11,297.7	10,453.9
Accumulated deficit	(5,291.4)	(2,949.8)
Accumulated other comprehensive income	240.8	194.8
Less: treasury stock, 23,341,419 and 24,464,574 shares, at cost	(1,170.5)	(1,240.4)

Total Common Stockholders’ Equity	5,079.7	6,460.6

Total Stockholders’ Equity	6,154.7	6,960.6

Total Liabilities and Stockholders’ Equity	$87,819.4	$90,613.4

See Notes to Consolidated Financial Statements.

2	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (dollars in millions – except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Finance revenue	$1,409.2	$1,561.7	$2,905.4	$2,997.7
Interest expense	(747.1)	(847.7)	(1,579.2)	(1,637.8)
Depreciation on operating lease equipment	(280.1)	(292.3)	(574.7)	(555.9)

Net finance revenue	382.0	421.7	751.5	804.0
Provision for credit losses	(152.2)	(12.6)	(398.9)	(48.5)

Net finance revenue, after credit provision	229.8	409.1	352.6	755.5
Valuation allowance for receivables held for sale	13.6	(22.5)	(103.9)	(22.5)

Net finance revenue, after credit provision and valuation allowance	243.4	386.6	248.7	733.0
Other income	155.3	500.8	333.8	817.8

Total net revenue, after valuation allowance	398.7	887.4	582.5	1,550.8
Salaries and general operating expenses	(318.1)	(351.7)	(621.8)	(683.0)
Provision for severance and facilities exiting activities	(17.0)	(34.9)	(86.1)	(34.9)
Gain (loss) on debt and debt-related derivative extinguishments	5.5	–	(142.6)	(139.3)

Income (loss) from continuing operations before provision for income taxes and minority interest	69.1	500.8	(268.0)	693.6
Benefit (provision) for income taxes	(21.2)	(148.5)	75.2	(164.9)
Minority interest, after tax	0.2	(0.2)	(10.8)	(0.3)

Net (loss) income from continuing operations, before preferred stock dividends	48.1	352.1	(203.6)	528.4

(Loss) from discontinued operation before income taxes	(355.5)	(742.2)	(551.3)	(692.8)
(Loss) on disposition of discontinued operation	(2,195.6)	–	(2,195.6)	–
Benefit for income taxes	435.3	263.1	633.1	245.5

(Loss) from discontinued operation	(2,115.8)	(479.1)	(2,113.8)	(447.3)

Net (loss) income before preferred stock dividends	(2,067.7)	(127.0)	(2,317.4)	81.1
Preferred stock dividends	(16.7)	(7.5)	(24.2)	(15.0)

Net (loss) income (attributable) available to common stockholders	$(2,084.4)	$(134.5)	$(2,341.6)	$66.1

Basic earnings per common share data
Income (loss) from continuing operations	$0.12	$1.80	$(1.00)	$2.66
(Loss) from discontinued operation	(8.00)	(2.50)	(9.28)	(2.32)

Net (loss) income	$(7.88)	$(0.70)	$(10.28)	$0.34

Diluted earnings per common share data
Income (loss) from continuing operations	$0.12	$1.76	$(1.00)	$2.61
(Loss) from discontinued operation	(8.00)	(2.45)	(9.28)	(2.27)

Net (loss) income	$(7.88)	$(0.69)	(10.28)	0.34

Average number of shares – basic (thousands)	264,381	191,808	227,704	192,953
Average number of shares – diluted (thousands)	264,381	195,349	227,704	196,635
Dividends per common share	$0.10	$0.25	$0.35	$0.50

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial Statements	3

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2007	$500.0	$2.1	$10,453.9	$(2,949.8)	$194.8	$(1,240.4)	$6,960.6

Net loss before preferred stock dividends				(2,317.4)			(2,317.4)
Foreign currency translation adjustments					(0.8)		(0.8)
Change in fair values of derivatives qualifying as cash flow hedges					55.8		55.8
Unrealized loss on available for sale equity and securitization investments, net					(4.7)		(4.7)
Changes in benefit plan net gain/[loss] and prior service (cost)/credit, net of tax					(4.3)		(4.3)

Total comprehensive loss							(2,271.4)

Cash dividends – common			(76.4)				(76.4)
Cash dividends – preferred				(24.2)			(24.2)
Restricted stock expense			(6.1)			(4.7)	(10.8)
Stock option expense			9.6				9.6
Issuance of stock	575.0	1.0	958.9				1,534.9
Stock issuance pursuant to repurchase agreement			(33.8)			65.0	31.2
Employee stock purchase plan participation, other			(8.4)			9.6	1.2

June 30, 2008	$1,075.0	$3.1	$11,297.7	$(5,291.4)	$240.8	$(1,170.5)	$6,154.7

See Notes to Consolidated Financial Statements.

4	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, (dollars in millions)

	2008	2007
Cash Flows From Operations
Net (loss) income before preferred stock dividends	$(2,317.4)	$81.1
Adjustments to reconcile net income to net cash flows from operations:
Depreciation, amortization and accretion	635.3	610.8
Gains on equipment, receivable and investment sales	(98.4)	(405.1)
Valuation allowance for receivables held for sale	126.9	787.9
Loss on debt and debt-related derivative extinguishments	142.6	139.3
Provision for credit losses – continuing operations	398.9	48.5
(Benefit) for deferred income taxes	(755.7)	(222.1)
Share-based compensation amortization	–	35.1
Decrease (increase) in finance receivables held for sale	147.9	(191.9)
Decrease (increase) in other assets	7.3	(481.3)
Increase in accrued liabilities and payables	476.9	273.6
Provision for credit losses – discontinued operation	608.5	95.6
Loss on disposition of discontinued operation, net of tax	1,863.6	–

Net cash flows provided by operations	1,236.4	771.5

Cash Flows From Investing Activities
Finance receivables extended and purchased	(32,308.5)	(39,196.6)
Principal collections of finance receivables and investments	29,103.9	31,621.4
Proceeds from asset and receivable sales	3,669.2	5,618.2
Purchases of assets to be leased and other equipment	(1,372.7)	(1,433.0)
Net (increase) in short-term factoring receivables	(368.9)	(81.2)
Net proceeds from disposition of discontinued operation	340.6	–
Acquisitions, net of cash acquired	–	(3,889.5)

Net cash flows (used for) investing activities	(936.4)	(7,360.7)

Cash Flows From Financing Activities
Net (decrease) increase in commercial paper	(2,760.3)	830.4
Proceeds from the issuance of term debt	11,217.8	11,529.3
Repayments of term debt	(7,664.6)	(4,859.8)
Net (decrease) increase in deposits	(743.7)	569.7
Net repayments of non-recourse leveraged lease debt	(15.9)	(26.5)
Collection of security deposits and maintenance funds	1,257.5	802.8
Repayment of security deposits and maintenance funds	(1,308.5)	(643.4)
Proceeds from the sale of stock	1,535.4	–
Treasury stock issuances	31.2	136.0
Cash dividends paid	(100.6)	(114.9)
Treasury stock repurchases	–	(637.3)
Excess tax benefit related to share-based compensation	–	24.0
Other	(20.9)	(24.4)

Net cash flows provided by financing activities	1,427.4	7,585.9

Net increase in cash and cash equivalents	1,727.4	996.7
Unrestricted cash and cash equivalents, beginning of period	6,313.1	4,279.4

Unrestricted cash and cash equivalents, end of period	$8,040.5	$5,276.1

Supplementary Cash Flow Disclosure
Interest paid	$1,646.4	$1,441.3
Federal, foreign, state and local income taxes paid, net	$(6.6)	$170.5

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial Statements	5

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

Commencing with the presentation of the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007, the Company revised the classification of cash flow changes in security deposits and aerospace equipment maintenance funds and included these amounts as separate line items within “Cash Flows from Financing Activities”. Previously, these changes had been included in the line item Increase (decrease) in accrued liabilities and payables in “Cash Flows from Operations”. The effect of this revision to the previously issued 2007 cash flow statement is a reduction of $159.4 million in cash flows from operations and corresponding increase in cash flows from financing activities.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

Liquidity and Capital

The success and profitability of the Company’s business depends upon access to the debt capital markets to provide liquidity and efficient funding for profitable asset growth. Beginning in the latter half of 2007, these markets exhibited heightened volatility and dramatically reduced liquidity. Liquidity in the debt capital markets has become significantly more constrained and interest rates available to the Company have increased significantly relative to benchmark rates, such as U.S. treasury securities and LIBOR.

At December 31, 2007, the Company had an expectation of its estimated 2008 funding requirements and sources, which management believed at the time were realistic and achievable. Through the middle of March 2008, the Company obtained financing pursuant to its plan, executing secured financings, completing asset sales and issuing commercial paper. However, events during the first quarter triggered further disruptions in the market that affected the feasibility of that plan. Downgrades in the Company’s short and long-term credit ratings had the practical effect of leaving the Company without current access to the “A-1/P-1” prime commercial paper market. Management concluded that a prudent course of action was to utilize the backup bank facilities, which are maintained in the event of a disruption in the commercial paper market. Accordingly, in late March, the Company drew all of the $7.3 billion in bank lines to maximize its liquidity position and to provide the Company with the greatest degree of flexibility in executing an alternate liquidity and capital plan.

Since drawing on the bank lines, over $10 billion of liquidity has been generated. This was accomplished through common and preferred equity offerings, secured financings and balance sheet management, including asset sales, syndications and new business volume controls. In addition, in July, the Company closed the sale of its home lending business, executed financings under aircraft facilities and prepaid $2.1 billion of bank borrowings. The Company also paid down $5.6 billion of senior unsecured notes and substantially all of the commercial paper in the second quarter, reduced unfunded lending commitments and CIT Bank expanded its origination and funding of commercial loans.

The Company continues to execute on its alternate liquidity plans by analyzing additional asset sales, financing arrangements, its bank deposit strategy and overall balance sheet management, while retaining its key objectives of maintaining adequate current liquidity, preserving franchise value and positioning the Company for long-term growth and profitability.

The liquidity and capital enhancement measures described above are elements of a liquidity and capital enhancement plan to restore, over time, the Company’s access to competitively-priced unsecured term debt markets and the commercial paper market and, in turn, restore the Company’s profitability. This plan is subject to a number of uncertainties, and there can be no assurance that any or all of them will be undertaken and, if undertaken, successfully completed. Further, if any or all of these measures are undertaken, they may not achieve their anticipated benefits. Management’s failure to successfully implement its liquidity and capital enhancement measures could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

6	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. Certain items, however, are excluded from the effective tax rate and either given discrete period treatment or are separately stated in another component of the financial statements. As a result, the tax effects of such items are reported separately net of their tax effect in the relevant interim period.

CIT’s tax provision for the quarter ended June 30, 2008 reflects a tax benefit of $435.3 million in discontinued operation, net of a valuation allowance for federal and state net operating losses of approximately $460 million. In the same quarter in 2007, the restated results for discontinued operation included a tax benefit of $263.1 million, not reduced by a valuation allowance. The cumulative U.S. loss, inclusive of losses for the quarter ended June 30, 2008, required consideration of a valuation allowance. It was concluded that a portion of the U.S. net operating losses were not greater than 50 percent likely to be realized. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

CIT’s effective tax rate for continuing operations for the quarter and the six months ended June 30, 2008 is approximately 30%, compared to the approximately 30% and 24% respectively for the same periods in 2007. Both years are impacted by significant, non-recurring items that have been given discrete period tax treatment. In 2008, the effective tax rate for the six month period was favorably impacted by significant pre-tax losses (a lower of cost or market valuation allowance and a loss on swaps formerly hedging the commercial paper program) which were tax-effected separately applying the US federal statutory rate and applicable state tax rates, partially offset by increases to state valuation allowances. In 2007, the effective tax rate for continuing operations for the quarter ended June 30 was increased by the separately-stated gain on the sale of the U.S. construction portfolio and in the six months ended June 30, it was benefited by the separately-stated loss on the extinguishment of debt which partially offset the construction portfolio sale gain.

The tax provision for the quarter ended June 30, 2008 included a $30.1 million net decrease in liabilities related to uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, $20 million of which was recorded in discontinued operation. The Company anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of primarily international audits and the expiration of statute of limitations prior to June 30, 2009 in the range of $40-$110 million, of which approximately $25 million may not impact the effective tax rate due to changes in the valuation allowance.

Excluding the discrete tax items, the effective tax rate for continuing operations for the quarter and six months ended June 30, 2008 is -18.5%, in contrast to 25.3% and 27.4%, for the quarter and six months ended June 30, 2007, respectively. The negative rate is driven by pre-tax losses tax effected at higher U.S. statutory tax rates and foreign earnings taxed at lower rates. The mix of pre-tax income and loss between jurisdictions accounts for the difference between the years. The full year 2008 effective tax rate can be impacted by variances among the estimates and amounts of full year sources of taxable income (e.g., domestic or international), adjustments which may arise from the resolution of tax matters under review, and the Company’s assessment of its liability for unrecognized tax benefits.

Discontinued Operation

In June 2008, management contractually agreed to sell the Company’s home lending business, including the home mortgage and manufactured housing portfolios and the related servicing operations. The sale of assets and the assignment of liabilities were completed in early July with the receipt of $1.7 billion of the total $1.8 billion in cash consideration. The final amounts are expected to be received upon transfer of servicing, projected to occur by February 2009. In conjunction with the sales, transition services will be provided to the purchaser on a revenue neutral basis. CIT is not required to repurchase any of the home lending or manufactured housing receivables contemplated in these sales. Expected costs related to the sale have been estimated by management based on currently available information and included in the loss on disposal.

The operating results and the assets and liabilities of the discontinued operation, which formerly comprised the Home Lending segment, are presented separately in the Company’s Consolidated Financial Statements. Summarized financial information for the discontinued home lending business is shown below. Prior period balances have been restated to present the operations of the home lending business as a discontinued operation.

In connection with the classification of the home lending business as a discontinued operation, certain interest expense and indirect operating expenses that previously had been allocated to the Home Lending segment, have instead been allocated to Corporate & Other as part of continuing operations and are not included in the summary of discontinued operation as presented in the table below. The total incremental pretax amounts of interest and indirect overhead expense remaining in continuing operations on this basis is $48.6 million and $50.2 million for the quarters ended June 30, 2008 and 2007, and $98.0 million and $100.4 million for the six months ended June 30, 2008 and 2007.

Interest expense allocated to discontinued operation corresponds to debt of $6.1 billion, representing the secured financing assumed by the buyer of $4.4 billion, and the bank facility debt repaid on July 30, 2008. Salaries and general operating expenses included in discontinued operation consists of direct expenses of the home lending business that are separate from ongoing CIT operations and will not continue post disposal. The income tax benefit for the quarter ended June 30, 2008, of $435.3 million, is net of a valuation allowance (charge) of approximately $460 million related to net operating losses resulting from the loss on disposal.

Item 1: Consolidated Financial Statements	7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operation Income Statement Balances (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net finance revenue	$37.4	$101.6	$101.1	$199.1
Other income	5.4	8.3	1.0	19.9
Valuation allowance for receivables held for sale	–	(765.4)	(23.0)	(765.4)
Provision for credit losses	(390.8)	(60.4)	(608.6)	(95.6)
Salaries and general operating expenses	(7.5)	(26.3)	(21.8)	(50.8)

Pretax (loss) from discontinued operation	(355.5)	(742.2)	(551.3)	(692.8)
Loss on sale of discontinued operation	(2,195.6)	–	(2,195.6)	–
Income tax benefit	435.3	263.1	633.1	245.5

Net loss from discontinued operation	$(2,115.8)	$(479.1)	$(2,113.8)	$(447.3)

The individual assets and liabilities of the discontinued home lending operation are combined in the captions “Assets of discontinued operation” and “Liabilities of discontinued operation” in the consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities included as part of the discontinued business are presented in the following table:

Discontinued Operation Balance Sheet (dollars in millions)

	June 30, 2008	December 31, 2007

Assets:
Cash and cash equivalents(1)	$106.6	$39.8
Finance receivables	5,721.6	9,114.3
Reserve for credit losses	(650.0)	(250.0)

Net finance receivables	5,071.6	8,864.3
Other assets	390.0	397.0

Total assets	$5,568.2	$9,301.1

Liabilities:
Variable-rate non-recourse secured borrowings	$4,285.9	$4,785.9
Other liabilities	190.9	52.3

Total liabilities	$4,476.8	$4,838.2

(1) Restricted in conjunction with securitization transactions.

Goodwill

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill. The goodwill impairment analysis is a two-step test.

The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, by measuring the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under applicable accounting standards.

Historically, the Company has determined fair values of reporting units based on market earnings and tangible book value multiples of peer companies for each reporting unit. In the second quarter of 2008, management enhanced the valuation methodology with discounted cash flow analysis that provided estimated reporting unit fair values consistent with the estimated segment fair values developed using price to earnings and tangible book value multiples.

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value of financial assets and liabilities under GAAP, and enhances disclosures

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

The Company determines the fair value of its assets and liabilities based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain other securities that are highly liquid and are actively traded in over-the-counter markets;

•	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes derivative contracts and certain loans held-for-sale;

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using valuation models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes retained residual interests in securitizations, highly structured or long-term derivative contracts and collateralized loan obligations (CLO) where independent pricing information cannot be obtained for a significant portion of the underlying assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest priority ranking of any input that is significant to the fair value measurement.

The Company did not elect to measure any financial instruments at fair value under SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

Effective January 1, 2008, the Company adopted FASB Staff Position FIN 39-1 (FSP FIN 39-1), an amendment to FASB Interpretation No. 39, which allows companies to elect in their accounting policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. In conjunction with this adoption, the Company has elected to present assets and liabilities on a gross-by-counterparty basis. Assets and liabilities, as previously reported at December 31, 2007, were reflected on a net-by-counterparty basis for transactions settled in the same currency. Accordingly, other assets and accrued liabilities and payables as of December 31, 2007 were each increased by $365.4 million from amounts previously reported in order to conform to the current presentation.

New Accounting Pronouncements

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. CIT is currently evaluating the impact of FSP EITF 03-6-1 on the Company’s Financial Statements.

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB No. 133” (SFAS 161). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Company’s financial position, financial performance and cash flows. SFAS 161 also clarifies that derivatives are subject to credit risk disclosures as required by SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 161 is effective for the year beginning January 1, 2009. The adoption of SFAS 161 will not impact the Company’s financial condition and results of operations.

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

On December 4, 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires all entities to report non-controlling (i.e. minority) interests in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and non-controlling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of a parent’s owners and the interests of non-controlling owners of a subsidiary. SFAS 160 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition and results of operations.

NOTE 2 – FINANCING AND LEASING ASSETS

The following table summarizes the assets pledged/encumbered related to continuing operations. With the exception of the rail assets, pledged assets are classified as finance receivables. These amounts do not include non-recourse borrowings related to leveraged lease transactions. Unencumbered financing and leasing assets totaled $47,635.2 million and $51,206.0 million at June 30, 2008 and December 31, 2007.

Pledged or Encumbered Financing and Leasing Assets
(dollars in millions)

	June 30, 2008	December 31, 2007
Consumer (student lending)	$10,083.2	$9,079.4
Trade Finance (factoring)(1)	4,443.4	5,222.8
Vendor Finance (acquisition
financing)	1,470.2	1,491.3
Corporate Finance(2)	1,441.9	370.0
Corporate Finance (energy
project finance)	254.2	262.1

Subtotal – Finance Receivables	17,692.9	16,425.6
Transportation Finance – Rail(3)	1,254.7	–

Total	$18,947.6	$16,425.6

(1)	Excludes credit balances of factoring clients.

(2)	Includes financing executed via total return swaps (whereby CIT receives periodic payments based on the performance of the underlying loans and makes periodic payments based on interest indices), under which CIT retains control of and the economic risk related to these loans.

(3)	Equipment under operating lease.

See Note 7 – Debt for non-recourse secured borrowing balances.

NOTE 3 – RESERVE FOR CREDIT LOSSES

The following table presents changes in the reserve for credit losses for continuing operations.

At or for the Periods Ended June 30, (dollars in millions)

	Quarters Ended		Six Months Ended
	2008	2007	2008	2007
Balance, beginning of period	$721.9	$498.9	$581.5	$492.9

Provision for credit losses	152.2	12.6	398.9	48.5
Reserve changes relating to foreign currency translation,
acquisitions, other	(6.6)	36.9	(14.8)	29.7

Net additions to the reserve for credit losses	145.6	49.5	384.1	78.2

Charged-off – finance receivables	(101.2)	(52.3)	(213.9)	(114.5)
Recoveries of amounts previously charged-off	14.5	12.0	29.1	51.5

Net credit losses	(86.7)	(40.3)	(184.8)	(63.0)

Balance, end of period	$780.8	$508.1	$780.8	$508.1

The reserve balance at June 30, 2008 includes $126.5 million related to loans to students at a pilot training school that filed for bankruptcy in the first quarter of 2008.

10	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONCENTRATIONS

The following table summarizes the geographic and industry compositions (by obligor) of owned financing and leasing assets and other equity investments for continuing operations.

Concentrations (dollars in millions)

	June 30, 2008		December 31, 2007
Geographic	Amount	Percent	Amount	Percent
Northeast	$11,769.4	17.6%	$12,572.5	18.5%
Midwest	11,016.0	16.5%	11,116.3	16.4%
West	9,783.0	14.6%	10,189.5	15.0%
Southeast	7,794.9	11.7%	8,211.9	12.1%
Southwest	5,997.5	9.0%	5,849.2	8.6%

Total U.S.	46,360.8	69.4%	47,939.4	70.6%
Canada	4,896.0	7.3%	4,841.1	7.2%
Other international	15,584.9	23.3%	15,016.9	22.2%

Total	$66,841.7	100.0%	$67,797.4	100.0%

Industry
Student lending(1)	$12,435.2	18.6%	$11,585.0	17.1%
Manufacturing(2)	9,305.3	13.9%	9,923.5	14.6%
Commercial airlines (including regional airlines)	8,787.0	13.1%	8,625.8	12.7%
Retail(3)	6,120.3	9.2%	7,225.6	10.7%
Service industries	4,781.4	7.2%	5,282.7	7.8%
Healthcare	4,297.8	6.4%	4,223.1	6.2%
Transportation(4)	3,134.3	4.7%	3,138.8	4.6%
Communications	1,709.0	2.6%	1,625.3	2.4%
Energy and utilities	1,648.9	2.5%	1,595.2	2.4%
Wholesaling	1,590.9	2.4%	1,889.9	2.8%
Finance and insurance	1,548.2	2.3%	1,583.8	2.3%
Other (no industry greater than 2%)	11,483.4	17.1%	11,098.7	16.4%

Total	$66,841.7	100.0%	$67,797.4	100.0%

(1)	Includes Private (non-government guaranteed) loans of $743.0 million and $599.3 million at June 30, 2008 and December 31, 2007. Loans to students at the top 5 institutions, based on outstanding exposure, represent approximately 50% of the private loan portfolio on a UPB basis.

(2)	Includes manufacturers of apparel (1.8%), followed by steel and metal products, food and kindred products, industrial machinery and equipment, transportation equipment, electronic equipment, printing, textiles, and other industries.

(3)	Includes retailers of apparel (3.4%) and general merchandise (3.5%).

(4)	Includes rail, bus, over-the-road trucking industries and business aircraft.

Item 1: Consolidated Financial Statements	11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis are summarized below. Such assets and liabilities are classified in their entirety based on the lowest priority ranking of input that is significant to the fair value measurement. Financial assets at fair value classified within level 3 totaled $1.2 billion, or 1.3% of total assets as of June 30, 2008.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets
Retained interests in securitizations and other investments	$1,216.3	$–	$–	$1,216.3
Derivatives – receivable from counterparties	1,380.9	–	1,380.9	–
Equity Investments in Other Assets	113.1	113.1	–	–

Total Assets	$2,710.3	$113.1	$1,380.9	$1,216.3

Liabilities
Derivatives – liability to counterparties	$1,026.6	$–	$1,001.4	$25.2

Total Liabilities	$1,026.6	$–	$1,001.4	$25.2

Retained Interest in Securitizations

Retained interests from securitization activities do not trade in an active, open market with readily observable prices. Accordingly, the fair value of retained interests is estimated using discounted cash flow (“DCF”) models, which are level 3 measurements. Significant assumptions, including estimated loan pool credit losses, prepayment speeds and discount rates, are utilized to estimate the fair values of retained interests, both at the date of the securitization and in subsequent quarterly valuations. The assumptions reflect the Company’s recent historical experience and anticipated trends with respect to portfolio performances rather than observable inputs from similar transactions in the marketplace. Changes in assumptions may have a significant impact on the valuation of retained interests. See Note 6 for additional information.

Derivatives

The Company’s derivative contracts are not generally listed on an exchange. Thus the derivative positions are valued using models in which the inputs are predominately determined using readily observable market data. The models utilized are widely used within the financial services industry and reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, volatility, and the credit quality of both the counterparty and CIT. Credit risk is factored into the fair value of derivative positions via a credit adjustment based upon observable market data such as credit default swap (CDS) spreads, in the case of net asset positions, and CIT’s CDS spreads, in the case of net liabilities. The application of netting by counterparty is consistent with the ISDA master agreements that govern the terms and conditions of the Company’s derivative transactions.

The significant inputs to the models are readily observable from actively quoted markets, as is the case for interest rate swaps, option contracts and credit default swaps. As a result, the majority of the Company’s derivatives fall within Level 2 of the fair value hierarchy. Selected foreign currency interest rate swaps and two CPI index-based swaps, where inputs are not readily observable market parameters, fall within Level 3 of the fair value hierarchy. Receivables and payables are reported on a gross-by-counterparty basis. See Note 8 for additional information.

Equity Investments in Other Assets

Quoted prices available in the active equity markets were used to determine the fair value of equity investment securities, which are classified in level 1 of the valuation hierarchy.

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the quarter ended June 30, 2008 as well as the gains and losses for all financial assets and liabilities categorized as level 3 as of the quarter and six months ended June 30, 2008.

12	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) (dollars in millions)

		Retained Interests in Securitizations
	Total		Derivatives
Assets and Liabilities
March 31, 2008	$1,121.5	$1,129.9	$(8.4)
Gains or losses realized/unrealized
Included in other income	(19.8)	(10.9)	(8.9)
Included in other comprehensive income	(8.8)	(0.9)	(7.9)
Other net	98.2	98.2	–

Quarter ended June 30, 2008	$1,191.1	$1,216.3	$(25.2)

December 31, 2007	$1,173.3	$1,177.5	$(4.2)
Gains or losses realized/unrealized
Included in other income	(40.6)	(29.4)	(11.2)
Included in other comprehensive income	(14.7)	(4.9)	(9.8)
Other net	73.1	73.1	–

Six months ended June 30, 2008	$1,191.1	$1,216.3	$(25.2)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the financial instruments on the Consolidated Balance Sheet by caption and by level within the SFAS 157 valuation hierarchy (as described above) as of June 30, 2008, for which a nonrecurring change in fair value has been recorded during the quarter ended June 30, 2008.

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

	Fair Value Measurements at Reporting Date Using:
					Total Gains and (Losses)
	Total	Level 1	Level 2	Level 3
Assets
Loans held for sale	$41.4	$–	$41.4	$–	$(4.3)
Impaired loans (SFAS 114)	251.5	–	–	251.5	(51.6)

Total	$292.9	$–	$41.4	$251.5	$(55.9)

For the six months ended June 30, 2008, the charge taken on loans held for sale was $129.9 million and the reduction in fair value of impaired loans was $65.9 million.

Loans Held for Sale

The estimated fair value of loans classified as held for sale is calculated using observable market information, including bids from prospective purchasers and pricing from similar market transactions where available. Where bid information is not available for a specific loan, the valuation is principally based upon recent transaction prices for similar loans that have been sold. These comparable loans share characteristics that typically include industry, rating, capital structure, seniority, and consideration of counterparty credit risk. In addition, general market conditions, including prevailing market spreads for credit and liquidity risk, are also considered in the valuation process. Loans held for sale are generally classified within Level 2 of the valuation hierarchy. Aerospace assets, which are primarily aircraft subject to operating leases, are excluded due to the delayed SFAS 157 effective date for one year for non-financial assets.

Impaired Loans

Impairment of a loan within the scope of SFAS 114 is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral are included in assets and reported at fair value on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off. The determination of impairment involves management’s judgment in the use of market data and third party estimates regarding collateral values. Valuations in the level of impaired loans and corresponding impairment as defined under SFAS 114 affect the level of the reserve for credit losses.

Item 1: Consolidated Financial Statements	13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RETAINED INTERESTS IN SECURITIZATIONS

The following table details the components of retained interests in securitizations for continuing operations.

Retained Interests in Securitizations (dollars in millions)

	June 30, 2008	December 31, 2007

Retained interests in loans:
Retained subordinated securities(1)	$474.8	$500.5
Interest-only strips	332.0	426.0
Cash reserve accounts	409.5	251.0

Total retained interests in securitizations	$1,216.3	$1,177.5

(1)	Includes $6.8 million in collateralized loan obligation for both periods.

Retained subordinated securities, which create “over-collateralization” for more senior securities, represent the discounted cash flows expected to be realized by CIT from the principal balance of the finance receivables in the trusts/ conduits in excess of the principal balance of the debt issued by such trusts/conduits, after taking into account expected losses.

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

During 2008, the Company recorded $57 million in pretax impairment charges, largely reflecting the repricing of debt underlying various securitization conduit vehicles in the Vendor Finance segment. Approximately $41 million relates to the conduit vehicle associated with the Dell Financial Services joint venture interest (DFS) and resulted from a repricing of the debt underlying the conduit that was triggered by CIT’s sale of its interest in DFS. Of the $41 million charge, $33 million was recorded in the first quarter of 2008 but should have been recorded concurrently with the 2007 fourth quarter sale of the DFS interest.

NOTE 7 – DEBT

Commercial paper declined to $62 million at June 30, 2008 from $2.8 billion at December 31, 2007. Recent downgrades in the Company’s short and long-term credit ratings had the practical effect of leaving the Company without current access to the “A1/P1” rated commercial paper market, a historical source of liquidity, and necessitated the Company’s recent action to fully draw down its bank credit facilities. Given the draw on the bank lines and the credit ratings downgrades, the Company is no longer accessing the prime (A-1/P-1 rated) commercial paper markets and expects to repay, prior to December 31, 2008, all outstanding commercial paper.

The following table includes information relating to these bank line facilities.

Bank Lines Drawn (dollars in millions)

			Total Facility Amount
	Original Term	# of Banks
Maturity Date
October 10, 2008	5 Year	27	$2,100
April 14, 2009	5 Year	33	2,100
April 13, 2010	5 Year	30	2,100
December 6, 2011	5 Year	37	1,000

			$7,300

Interest on each of these facilities is based on a credit ratings grid, with the interest rate measured as a spread in basis points over LIBOR, increasing if the Company’s credit ratings decrease. At the Company’s current ratings, the total weighted average interest rate approximates LIBOR plus 52 basis points. At the lowest credit rating, the weighted average rate would not exceed LIBOR plus 100 bps. The individual low and high rates, depending on the Company’s credit ratings, are LIBOR plus 29 bps and LIBOR plus 120 bps. The maturities of these facilities reflect the date upon which the Company must repay the outstanding balance, with no option to extend the term for repayment.

14	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 30, 2008, $2.1 billion of the drawn bank line facility maturing October 10, 2008 was repaid.

See Note 2 – Financing and Leasing Assets for encumbered financing and leasing asset balances. The following table summarizes the secured borrowings by type of collateral for continuing operations.

Secured Borrowings Summary (dollars in millions)

	June 30, 2008	December 31, 2007

Variable-rate
Consumer (student lending)	$9,690.0	$9,437.5
Trade Finance (factoring receivable)(1)	1,300.0	1,262.5
Vendor Finance (acquisition financing)	1,250.0	1,312.3
Transportation Finance – Rail	850.0	–
Corporate Finance(2)	945.3	370.0
Corporate Finance (energy
project finance)	254.2	262.1
Fixed-rate
Corporate Finance – retained subordinated securities	423.6	–

Total	$14,713.1	$12,644.4

(1)	Excludes credit balances of factoring clients

(2)	Includes financing executed via total return swaps, under which CIT retains control of, and the economic risk related to these loans.

During the quarter ended June 30, 2008, the Company repaid maturing senior unsecured notes of $4.3 billion.

Senior Unsecured Borrowings Summary (dollars in millions)

	June 30, 2008	December 31, 2007

Variable-rate senior unsecured
notes	$14,919.4	$19,888.2
Fixed-rate senior unsecured notes	29,476.9	29,477.6

Total	$44,396.3	$49,365.8

On June 6, 2008, a wholly owned subsidiary of CIT entered into an agreement with Goldman Sachs International (“GSI”) pursuant to which GSI will provide a 20 year, $3 billion committed securities-based financing facility to CIT with a 15 year weighted average life. Subject to concentration limits, the securities included in the facility may be backed by commercial loans, equipment contracts, FFELP student loans, aircraft or rail leases, private student loans or other assets. The aggregate amount financed at any one time during the first ten years of the facility may not exceed $3 billion, with such amount to be reduced by $300 million per year for each of the following ten years. The annual facility fee payable to GSI is 2.85% on the $3 billion maximum facility amount. Amounts financed under the facility will bear the additional cost of 3-month LIBOR. In the event that CIT exercises its right to terminate the facility early, CIT will be required to pay GSI a make whole amount equal to the discounted present value of the facility fee for the remaining term of the facility. There are no additional upfront commitment, underwriting or structuring fees payable to GSI or any of its affiliates on the facility. Management intends to account for the facility as a secured borrowing in CIT’s financial statements.

Item 1: Consolidated Financial Statements	15

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company executes derivative transactions to hedge economic exposures.

The fair value of the Company’s derivative contracts is reported in Other assets and Accrued liabilities and payables on a gross-by-counterparty basis in the Company’s consolidated statements of financial condition at June 30, 2008. The amounts as of December 31, 2007 have been conformed to the current presentation. The fair value of derivative financial instruments is set forth below:

Fair Value of Derivative Financial Instruments (dollars in millions)

	June 30, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Cross currency swaps	$925.0	$(1.0)	$856.0	$(0.5)
Interest rate swaps	154.6	(464.3)	312.4	(407.9)
Foreign currency forward exchange contracts	210.5	(447.6)	194.9	(493.0)

Derivatives qualifying as SFAS 133 hedges	1,290.1	(912.9)	1,363.3	(901.4)
Non-qualifying derivatives	90.8	(113.7)	99.1	(129.8)

Total	$1,380.9	$(1,026.6)	$1,462.4	$(1,031.2)

The following table presents additional information regarding qualifying SFAS 133 hedges, specifically the notional principal value of interest rate swaps by class and the corresponding hedged positions.

Interest Rate Swaps (notional dollars in millions)

June 30, 2008	December 31, 2007
		Hedged Item	Classification
Variable rate to fixed rate swaps(1)
$7,047.7	$9,744.8	Cash flow variability associated with specific
		variable-rate debt	Cash flow
–	1,796.9	Cash flow variability related to forecasted
		commercial paper issuances	Cash flow

$7,047.7	$11,541.7

Fixed rate to variable rate swaps(2)
$11,050.1	$12,920.9	Specific fixed rate debt	Fair value

(1)	CIT pays a fixed rate of interest and receives a variable rate of interest. These swaps hedge the cash flow variability associated with forecasted commercial paper and specific variable rate debt.

(2)	CIT pays a variable rate of interest and receives a fixed rate of interest. These swaps hedge specific fixed rate debt instruments.

16	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2008, hedge accounting was discontinued with respect to the commercial paper program and the related variable to fixed rate swaps. In addition, to maintain the Company’s overall interest sensitivity position, hedge accounting was also discontinued on a similar notional amount of fixed rate to variable rate swaps, with essentially offsetting economics, which previously hedged specific fixed rate debt. The majority of these swaps were terminated in the second quarter of 2008.

The Company also has $1.4 billion in notional amount of interest rate caps at June 30, 2008 that hedge the cash flow variability associated with specific variable rate debt.

The following table presents the notional principal amounts of cross-currency swaps by class and the corresponding hedged positions.

Cross-currency Swaps (notional dollars in millions)

	June 30, 2008	December 31, 2007		Hedge Classification
			Hedged Item
(1)	$4,280.1	$4,026.5	Foreign denominated variable-rate debt	Foreign currency fair value
(2)	249.5	249.5	Foreign denominated fixed-rate debt	Foreign currency cash flow
(3)	4.2	27.6	Foreign currency loans to subsidiaries	Foreign currency cash flow

	$4,533.8	$4,303.6

(1)	CIT pays a U.S. variable rate of interest and receives a variable foreign rate of interest. These swaps hedge the fair value changes in foreign currency associated with specific foreign denominated debt and are designated as foreign currency fair value hedges.

(2)	CIT pays a U.S. fixed rate of interest and receives a fixed foreign rate of interest. These swaps hedge the currency and interest rate cash flow variability associated with payments on specific foreign denominated fixed rate debt and are designated as foreign currency cash flow hedges.

(3)	CIT receives a U.S. fixed rate of interest and pays a fixed foreign rate of interest. These swaps hedge the currency cash flow variability associated with payments on specific fixed-rate foreign denominated inter-company receivables and are designated as foreign currency cash flow hedges.

CIT sells various foreign currencies forward. These contracts are designated as either cash flow hedges of specific foreign denominated intercompany receivables or as net investment hedges of foreign denominated investments in subsidiaries. The following table presents the notional principal amounts of foreign currency forward exchange contracts and the corresponding hedged positions.

Foreign Currency Forward Exchange Contracts
(notional dollars in millions)

June 30, 2008	December 31, 2007		Hedge Classification
		Hedged Item
$4,068.6	$3,853.8	Foreign currency equity investments in subsidiaries	Foreign currency net investment
841.5	1,394.4	Foreign currency loans to subsidiaries	Foreign currency cash flow

$4,910.1	$5,248.2

The table that follows summarizes the nature and notional amount of economic hedges that do not qualify for hedge accounting under SFAS 133.

Non-hedge Accounting Derivatives
(notional dollars in millions)

June 30, 2008	December 31, 2007
		Type of Swaps/ Caps
$7,452.6	$6,876.1	US dollar interest rate swaps
4,299.4	3,184.1	Interest rate caps
517.0	349.6	Cross-currency swaps
307.1	254.4	Foreign exchange forward contracts
88.0	168.0	Credit default swaps

$12,664.1	$10,832.2	Non-Hedge Accounting Derivatives – Continuing operations

$4,718.0	$10,688.0	Non-Hedge Accounting Derivatives – Discontinued operation

Item 1: Consolidated Financial Statements	17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-hedge Accounting Derivatives – Continuing Operations: Contracts in the table above relate to the following: (1) $2.8 billion at June 30, 2008 and $2.5 billion at December 31, 2007 in notional amount of interest rate swaps related to customer derivative programs, (2) $4.2 billion in basis swaps executed in December 2007 in conjunction with secured borrowings collateralized by student loans, and (3) $0.5 billion of U.S. dollar interest rate swaps hedging the commercial paper program and certain fixed rate debt, for which hedge accounting was discontinued in the first quarter of 2008. CIT has also extended $4.3 billion at June 30, 2008 and $3.2 billion at December 31, 2007 in interest rate caps in connection with its customer derivative program. The notional amounts of derivatives related to the customer program include both derivative transactions with CIT customers, as well as offsetting transactions with third parties with like notional amounts and terms.

CIT also has certain cross-currency swaps, certain U.S. and Canadian dollar interest rate swaps, and interest rate caps that are economic hedges of certain interest rate and foreign currency exposures. CIT has entered into credit default swaps, with original terms of 5 years, to economically hedge certain CIT credit exposures.

Non-hedge Accounting Derivatives – Discontinued Operation: Contracts in the table above reflects $4.7 billion at June 30, 2008 and $10.7 billion at December 31, 2007 in amortizing notional amount of interest rate swaps executed in conjunction with the 2007 third quarter on balance sheet securitization of home lending receivables. In the third quarter of 2007, CIT and the bankruptcy remote securitization trust formed for the transaction each entered into offsetting swap transactions with a third party commercial bank. On June 30, 2008, a $4.7 billion notional amount swap, whereby CIT received a fixed interest rate and paid a variable interest rate, was terminated at a pretax gain of $60 million. This amount is included in the overall loss on disposition of discontinued operation. The offsetting swap reflected in the table above was assumed by the buyer of the home lending business in July 2008.

In addition to the amount in the preceding table, CIT had $1.6 billion and $2.0 billion in notional amount of interest rate swaps outstanding with securitization trusts at June 30, 2008 and December 31, 2007 to insulate the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $1.6 billion and $2.0 billion in notional amount at June 30, 2008 and December 31, 2007 to insulate the Company from the related interest rate risk.

Hedge ineffectiveness occurs in certain cash flow hedges, and was recorded as either an increase or decrease to interest expense as presented in the following table. Ineffectiveness for the quarter ended June 30, 2007 related to interest rate swaps hedging the commercial paper program. Hedge accounting for this program was discontinued in the first quarter of 2008.

Hedge Ineffectiveness (dollars in millions)

		Increase/ Decrease to Interest Expense

	Ineffectiveness
Quarter ended June 30, 2008	–	NA
Quarter ended June 30, 2007	$0.1	Decrease
Six months ended June 30, 2008	–	NA
Six months ended June 30, 2007	$0.1	Decrease

18	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the components of accumulated other comprehensive income, net of tax.

Accumulated Other Comprehensive Income (dollars in millions)

	June 30, 2008	December 31, 2007

Foreign currency translation adjustments	$318.3	$319.1
Unrealized gain on available for sale equity and securitization investments	3.2	7.9
Benefit plan net (loss) and prior service (cost), net of tax	(39.9)	(35.6)
Changes in fair values of derivatives qualifying as cash flow hedges	(40.8)	(96.6)

Total accumulated other comprehensive income	$240.8	$194.8

The change in fair values of derivatives qualifying as cash flow hedges related to variations in market interest rates, as these derivatives hedge the interest rate variability associated with an equivalent amount of variable-rate debt. See Note 7 for additional information. The foreign currency translation adjustment, at both June 30, 2008 and December 31, 2007, reflects the weakening of the U.S. dollar in relation to various foreign currencies, including the Euro and the Canadian Dollar, partially offset by corresponding hedging activity, on an after tax basis.

The total comprehensive loss before preferred dividends for the quarters ended June 30, 2008 and 2007 was $2.0 billion and $31.5 million. Total comprehensive loss for the six months ended June 30, 2008 and 2007 was $2.3 billion and $168.5 million, respectively. See Consolidated Statement of Stockholders’ Equity.

The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as hedges of future cash flows are presented in the following table.

Accumulated Other Comprehensive Loss – Derivatives (dollars in millions)

	Fair Value Adjustments of Derivatives
		Income Tax Effects	Total Unrealized Loss

Balance at December 31, 2007 — unrealized loss	$(170.8)	$74.2	$(96.6)
Discontinuation of hedge accounting related to commercial paper program	148.1	(58.6)	89.5
Changes in values of derivatives qualifying as cash flow hedges	(49.4)	15.7	(33.7)

Balance at June 30, 2008 — unrealized loss	$(72.1)	$31.3	$(40.8)

The unrealized loss as of June 30, 2008 reflects lower market interest rates since the inception of the hedges. The Accumulated Other Comprehensive Loss (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining lives of the swaps. Assuming no change in interest rates, approximately $31.4 million, net of tax, of the Accumulated Other Comprehensive Loss relating to derivatives qualifying as cash flow hedges as of June 30, 2008 is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made.

The discontinuation of hedge accounting for interest rate swaps hedging the Company’s commercial paper program in the first quarter resulted in a $148.1 million earnings charge, which was previously reflected in other comprehensive loss. The swaps converted commercial paper, essentially a floating rate liability, to fixed rate for the funding of fixed rate assets with terms similar to the swaps. The loss resulted from declines in market interest rates since inception of the swaps.

Item 1: Consolidated Financial Statements	19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – EARNINGS (LOSS) PER COMMON SHARE

The following table displays the computation of basic and diluted (loss) earnings per common share:

Earnings Per Share (dollars in millions, except per share amount; shares in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Earnings / (Loss)
Net (loss) income from continuing operations, before preferred stock dividends	$48.1	$352.1	$(203.6)	$528.4
Loss from discontinued operation	(2,115.8)	(479.1)	(2,113.8)	(447.3)

Net (loss) income before preferred stock dividends	(2,067.7)	(127.0)	(2,317.4)	81.1
Preferred stock dividends	(16.7)	(7.5)	(24.2)	(15.0)

Net (loss) income (attributable) available to common stockholders – basic	(2,084.4)	(134.5)	(2,341.6)	66.1
Add back: convertible preferred dividends(1)	–	–	–	–

Net (loss) income (attributable) available to common stockholders – diluted	$(2,084.4)	$(134.5)	$(2,341.6)	$66.1

Weighted Average Common Shares Outstanding
Basic shares outstanding	264,381	191,808	227,704	192,953
Stock-based awards(2)	–	3,541	–	3,682
Convertible preferred stock(3)	–	–	–	–

Diluted shares outstanding	264,381	195,349	227,704	196,635

Basic earnings per common share data
Income (loss) from continuing operations(4)	$0.12	$1.80	$(1.00)	$2.66
(Loss) from discontinued operation	(8.00)	(2.50)	(9.28)	(2.32)

Net (loss) income	$(7.88)	$(0.70)	$(10.28)	$0.34

Diluted earnings per common share data
Income (loss) from continuing operations(4)	$0.12	$1.76	$(1.00)	$2.61
(Loss) from discontinued operation	(8.00)	(2.45)	(9.28)	(2.27)

Net (loss) income	$(7.88)	$(0.69)	$(10.28)	$0.34

(1)	In the computation of diluted earnings per share, convertible preferred stock dividends are added back to net income (loss) when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the period (or issuance date, if later). For the 2008 periods, the assumed conversion of the preferred shares had an anti-dilutive effect.

(2)	Represents the incremental shares from in the money non-qualified stock options and restricted stock awards. Weighted average options and restricted shares that were excluded from the computation of diluted earnings per share totaled 14.8 million and 14.6 million for the quarter and six months ended June 2008, and 13.3 million and 11.7 million for the respective 2007 periods as their effect was anti-dilutive.

(3)	Represents the incremental shares from the assumed conversion of outstanding convertible preferred stock when the assumed conversion is dilutive.

(4)	Amount is net of preferred stock dividends.

20	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The following table discloses various components of pension and postretirement expense.

Retirement and Postretirement Benefit Plans (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Retirement Plans
Service cost	$5.5	$6.1	$11.4	$12.3
Interest cost	6.3	5.3	12.4	10.7
Expected return on plan assets	(5.0)	(5.5)	(10.3)	(11.1)
Amortization of net loss	0.5	0.3	0.7	0.6
Amortization of prior service cost	0.6	0.6	1.2	1.3
Loss due to settlements & curtailments	0.7	(0.3)	5.1	(0.3)
Termination benefits	–	0.7	0.7	0.7

Net periodic benefit cost	$8.6	$7.2	$21.2	$14.2

Postretirement Plans
Service cost	$0.3	$0.6	$0.6	$1.1
Interest cost	0.9	0.8	1.6	1.6
Amortization of net (gain) loss	(0.1)	0.1	(0.1)	0.3
Amortization of prior service cost	(0.1)	–	(0.1)	–
Loss due to settlements & curtailments	–	–	0.5	–
Remeasurement/plan establishment	0.9	–	0.9	–

Net periodic benefit cost	$1.9	$1.5	$3.4	$3.0

For the six months ended June 30, 2008, CIT contributed $16.1 million to the retirement plans, and currently expects to contribute an additional $3.9 million in 2008, for a total of $20.0 million. CIT contributed $1.1 million to postretirement plans, and currently expects to contribute an additional $2.1 million in 2008, for a total of $3.2 million.

NOTE 12 – COMMITMENTS

Financing and leasing asset commitments, referred to as loan commitments or lines of credit, are agreements to lend to customers subject to the customers’ compliance with contractual obligations. The accompanying table summarizes these and other credit-related commitments, as well as purchase and funding commitments related to continuing operations.

Commitments (dollars in millions)

				December 31, 2007
	June 30, 2008
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding

Financing Commitments
Financing and leasing assets*	$1,522.9	$7,071.9	$8,594.8	$13,062.6
Letters of credit and acceptances:
Standby letters of credit	543.5	137.0	680.5	743.6
Other letters of credit	424.8	–	424.8	365.9
Guarantees, acceptances and other recourse obligations	216.4	2.5	218.9	232.3
Purchase and Funding Commitments
Aerospace purchase commitments	1,282.0	6,454.0	7,736.0	7,222.0
Other manufacturer purchase commitments	539.9	33.5	573.4	735.5
Sale-leaseback payments	142.4	1,674.4	1,816.8	1,925.9
Unrecognized tax obligations	40.0	152.3	192.3	223.1

*	The total outstanding $8.6 billion at June 30, 2008 includes approximately $1.5 billion in vendor program lines that require CIT approval following an asset purchase by the customer, and approximately $1 billion in credit lines that are currently unavailable to the customer due to requirements for asset / collateral availability or covenant conditions.

Item 1: Consolidated Financial Statements	21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments to extend credit declined from $13.1 billion at year end to $8.6 billion at June 30, 2008, as approximately $2 billion of available undrawn asset-based loan commitments were sold in conjunction with liquidity initiatives, while others were utilized or expired.

In addition to the amounts shown in the table above, the Company has extended unused, cancelable lines of credit to customers in connection with third-party vendor programs, which may be used solely to finance additional product purchases. These uncommitted lines of credit can be reduced or canceled by CIT at any time without notice. Management’s experience indicates that customers typically do not seek to exercise their entire available line of credit at any point in time.

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

Guarantees are issued primarily in conjunction with CIT’s factoring product in Trade Finance, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. As of June 30, 2008 and December 31, 2007, CIT had no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis. The table above (in Guarantees, acceptances and other recourse obligations) also includes recourse obligations of approximately $6.7 million at June 30, 2008 and $13.4 million at December 31, 2007 that were incurred in conjunction with financing and leasing asset sales.

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. The commitments to purchase commercial aircraft are with both Airbus Industrie and The Boeing Company. The aerospace equipment purchases are contracted for a specific model aircraft, using a baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may also change depending on the final specifications of the aircraft, including engine thrust, aircraft weight and seating configuration. Equipment purchases are recorded at delivery date at the final purchase price paid, which includes purchase price discounts, price changes relating to specification changes and price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on estimated values. Pursuant to existing contractual commitments, 114 aircraft remain to be purchased (21 within the next 12 months). Lease commitments are in place for all of the aircraft to be delivered over the next twelve months. The order amount excludes unexercised CIT options to purchase aircraft. The aircraft deliveries to CIT are scheduled periodically through 2016.

Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relates primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $1,816.8 million, or approximately $145.5 million per year for 2009 through 2013, with remaining payments due through 2030. These lease payments are expected to be more than offset by rental income associated with re-leasing the assets, subject to actual railcar utilization and rentals. In conjunction with sale-leaseback transactions, CIT has guaranteed all obligations of the related consolidated lessee entities.

CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 18 – Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT’s subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies.

22	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Until December 31, 2007, CIT was a partner with Dell Inc. (“Dell”) in Dell Financial Services L.P. (“DFS”), a joint venture that offered financing to Dell’s customers. The joint venture provided Dell with financing and leasing capabilities that were complementary to its product offerings and provided CIT with a source of new financings. In December 2007, Dell exercised its right to buy CIT’s interest and the Company sold its 30% ownership interest in the DFS joint venture. CIT has the right to purchase a minimum percentage of DFS finance receivables on a declining scale through January 2010. CIT has certain recourse to DFS on defaulted contracts. Financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $0.6 billion at both June 30, 2008 and December 31, 2007. Securitized assets included in managed assets were approximately $2.0 billion at June 30, 2008 and $2.3 billion at December 31, 2007.

CIT also has a joint venture arrangement with Snap-on Incorporated (“Snap-on”) that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. The agreement with Snap-on extends until January 2009. CIT and Snap-on have 50% ownership interests, 50% board of directors’ representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT’s financial statements. At both June 30, 2008 and December 31, 2007, financing and leasing assets were approximately $1.0 billion and securitized assets included in managed assets were less than $0.1 billion.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $456 million at June 30, 2008 and $440 million at December 31, 2007.

In the first quarter of 2007, the Company formed Care Investment Trust Inc. (Care), an externally managed real estate investment trust (RElT), formed principally to invest in healthcare-related commercial real estate. In conjunction with a June 2007 IPO, CIT contributed approximately $280 million of loans to Care in return for cash and a 36% equity investment, worth approximately $79 million, in Care at the initial public offering price. A subsidiary of CIT provides services to Care pursuant to a management agreement. The investment in Care is accounted for under the equity method, as CIT does not have a majority of the economics (expected losses and residual returns) in the entity.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. Other assets included approximately $8 million at June 30, 2008 and $11 million at December 31, 2007 of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – BUSINESS SEGMENT INFORMATION

The following table presents our business segment financial information for continuing operations:

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Continuing Operations
For the Quarter Ended June 30, 2008
Net finance revenue, before depreciation	$157.3	$246.7	$30.8	$252.3	$687.1	$39.0	$726.1	$(64.0)	$662.1
Other income	50.3	34.4	54.1	16.0	154.8	0.9	155.7	(0.4)	155.3
Depreciation on operating lease equipment	(8.2)	(142.2)	–	(129.8)	(280.2)	–	(280.2)	0.1	(280.1)
Provision for credit losses	(24.5)	0.1	(10.9)	(22.6)	(57.9)	(33.1)	(91.0)	(61.2)	(152.2)
Salaries and general operating expenses	(96.7)	(34.2)	(33.3)	(101.6)	(265.8)	(15.6)	(281.4)	(36.7)	(318.1)
Other pre-tax items(1)	13.6	–	–	–	13.6	–	13.6	(11.5)	2.1

Income (Loss) from continuing operations before provision for income taxes and minority interest	91.8	104.8	40.7	14.3	251.6	(8.8)	242.8	(173.7)	69.1
(Provision) benefit for income taxes and minority interest after tax	(33.1)	(13.3)	(14.5)	(3.5)	(64.4)	9.0	(55.4)	34.4	(21.0)

Net income (loss) from continuing operations, before preferred dividends	58.7	91.5	26.2	10.8	187.2	0.2	187.4	(139.3)	48.1

For the Quarter Ended June 30, 2007
Net finance revenue, before depreciation	$185.8	$226.9	$42.0	$291.9	$746.6	$35.5	$782.1	$(68.1)	$714.0
Other income	328.5	19.4	66.5	79.7	494.1	17.4	511.5	(10.7)	500.8
Depreciation on operating lease equipment	(10.6)	(137.0)	–	(144.8)	(292.4)	–	(292.4)	0.1	(292.3)
Provision for credit losses	(11.4)	(0.3)	(10.3)	(5.8)	(27.8)	(7.8)	(35.6)	23.0	(12.6)
Salaries and general operating expenses	(117.5)	(35.4)	(40.4)	(120.2)	(313.5)	(27.1)	(340.6)	(11.1)	(351.7)
Other pre-tax items(1)	(22.5)	–	–	–	(22.5)	–	(22.5)	(34.9)	(57.4)

Income (Loss) from continuing operations before provision for income taxes and minority interest	352.3	73.6	57.8	100.8	584.5	18.0	602.5	(101.7)	500.8
(Provision) benefit for income taxes and minority interest after tax	(133.0)	(10.7)	(21.7)	(30.7)	(196.1)	(2.9)	(199.0)	50.3	(148.7)

Net income (loss) from continuing operations	219.3	62.9	36.1	70.1	388.4	15.1	403.5	(51.4)	352.1

Six Months Ended June 30, 2008
Net finance revenue, before depreciation	$341.7	$490.2	$67.0	$518.6	$1,417.5	$66.2	$1,483.7	$(157.5)	$1,326.2
Other income	114.1	74.1	120.0	27.8	336.0	(7.5)	328.5	5.3	333.8
Depreciation on operating lease equipment	(17.4)	(291.7)	–	(265.9)	(575.0)	–	(575.0)	0.3	(574.7)
Provision for credit losses	(61.1)	0.5	(20.4)	(50.8)	(131.8)	(182.7)	(314.5)	(84.4)	(398.9)
Salaries and general operating expenses	(210.9)	(74.8)	(72.5)	(205.6)	(563.8)	(36.9)	(600.7)	(21.1)	(621.8)
Other pre-tax items(1)	(103.9)	–	–	–	(103.9)	–	(103.9)	(228.7)	(332.6)

Income (Loss) from continuing operations before provision for income taxes and minority interest	62.5	198.3	94.1	24.1	379.0	(160.9)	218.1	(486.1)	(268.0)
(Provision) benefit for income taxes and minority interest after tax	(24.0)	(22.3)	(34.7)	(6.5)	(87.5)	65.9	(21.6)	86.0	64.4

Net income (loss) from continuing operations	38.5	176.0	59.4	17.6	291.5	(95.0)	196.5	(400.1)	(203.6)

Total financing and leasing assets	21,798.1	13,934.8	6,325.4	11,794.1	53,852.4	12,989.3	66,841.7	–	66,841.7
Total managed assets	23,008.6	13,934.8	6,325.4	15,436.3	58,705.1	12,989.3	71,694.4	–	71,694.4

(Table continues on following page)

24	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Continuing Operations
Six Months Ended June 30, 2007
Net finance revenue, before depreciation	$353.3	$437.8	$83.4	$543.4	$1,417.9	$67.4	$1,485.3	$(125.4)	$1,359.9
Other income	431.0	37.1	134.2	190.6	792.9	35.2	828.1	(10.3)	817.8
Depreciation on operating lease equipment	(20.4)	(270.6)	–	(265.2)	(556.2)	–	(556.2)	0.3	(555.9)
Provision for credit losses	(31.8)	22.1	(18.2)	(16.2)	(44.1)	(15.7)	(59.8)	11.3	(48.5)
Salaries and general operating expenses	(231.8)	(68.7)	(81.7)	(235.4)	(617.6)	(52.6)	(670.2)	(12.8)	(683.0)
Other pre-tax items(1)	(22.5)	–	–	–	(22.5)	–	(22.5)	(174.2)	(196.7)

Income (Loss) from continuing operations before provision for income taxes and minority interest	477.8	157.7	117.7	217.2	970.4	34.3	1,004.7	(311.1)	693.6
(Provision) benefit for income taxes and minority interest after tax	(178.4)	(18.5)	(45.0)	(70.7)	(312.6)	(7.8)	(320.4)	155.2	(165.2)

Net income (loss) from continuing operations	299.4	139.2	72.7	146.5	657.8	26.5	684.3	(155.9)	528.4

Total financing and leasing assets	20,256.4	12,682.0	6,900.5	12,516.8	52,355.7	11,127.0	63,482.7	–	63,482.7
Total managed assets	21,347.1	12,682.0	6,900.5	16,602.6	57,532.2	11,127.0	68,659.2	–	68,659.2

(1)	Includes valuation allowances, debt and debt related derivative extinguishment charges and severance and facility exit provisions.

NOTE 15 – LEGAL PROCEEDINGS

SECURITIES CLASS ACTION

On July 25, 2008, a putative class action lawsuit, asserting claims under the Securities Exchange Act of 1934 (the “1934 Act”), was filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and its Chief Financial Officer. The lawsuit alleges violations of Section 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder. In particular, the lawsuit alleges that during the putative class period from April 18, 2007 to March 5, 2008 the Company made false and misleading statements and or omissions about its financial condition, specifically by failing to account in its financial statements for private student loans related to a pilot training school, which plaintiff alleges were highly unlikely to be repaid and should have been written off. The lawsuit was brought on behalf of all those who purchased CIT common stock during the putative class period, and seeks, among other relief, unspecified damages and interest.

CIT believes that the allegations in this action are without merit and intends to vigorously defend this action.

PILOT TRAINING SCHOOL BANKRUPTCY

In February 2008, a pilot training school filed for bankruptcy and ceased operating. Our student lending business, Student Loan Xpress, Inc. (“SLX”), had originated private (non-government guaranteed) loans to students of the school, which totaled approximately $196.8 million in principal and accrued interest as of December 31, 2007. The Company ceased originating new loans to students of this school in mid-May 2007, but a majority of our student borrowers have not yet completed their training. Collectibility of the outstanding principal and interest on the balance of the loans, whether or not they have reached payment status, will depend on a number of factors, including the student’s current ability to repay the loan, whether a student has completed the pilot licensing requirements, whether a student can complete any remaining education requirements at another institution (including making further tuition payments and accessing previous education records) and satisfy any remaining licensing requirements. The Company’s reserve for credit losses at June 30, 2008 includes $126.5 million related to this exposure.

After the school filed for bankruptcy, and ceased operations, lawsuits, including four putative class action lawsuits, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws. In addition, several other attorneys who purport to represent student borrowers have contacted SLX and threatened litigation if their clients do not receive relief with respect to their debts to SLX. The Attorneys General of several states have informed SLX that they are reviewing the impact of the pilot training school’s bankruptcy on the student borrowers and any possible role of SLX. CIT is currently evaluating each of the pending and threatened lawsuits and is cooperating in each of the Attorneys General inquiries. Management believes that the Company has good defenses in each of these pending and threatened matters and with respect to the Attorneys General inquiries. However, since the loans are unsecured and uncertainties exist regarding collection, management continues to evaluate options for resolving these matters as expeditiously as possible.

STUDENT LOAN INVESTIGATIONS

SLX, a subsidiary of CIT, was engaged in the student lending business. In connection with investigations into (i) the relationships between student lenders and the colleges and universities that recommend such lenders to their students, and (ii) the business practices of student lenders, CIT and/or SLX have received requests for information from several state Attorneys General and several federal governmental agencies. In May, 2007, CIT entered into an Assurance of Discontinuance (the “AOD”) with the New York Attorney General (the “NYAG”), pursuant to which CIT contributed $3.0 million into a fund established to educate students and their parents concerning student loans and agreed to cooperate with the NYAG’s investigation, in exchange for which, the NYAG agreed to discontinue its investigation concerning certain alleged conduct by SLX. CIT is fully cooperating with the remaining investigations.

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

NOTE 16 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets are presented by segment in the table below:

Goodwill and Intangible Assets (dollars in millions)

	Corporate Finance	Trade Finance	Vendor Finance	Total
Goodwill
Balance at December 31, 2007	$296.9	$271.1	$406.0	$974.0
Acquisitions, other	0.5	0.7	20.0	21.2

Balance at June 30, 2008	$297.4	$271.8	$426.0	$995.2

Intangible Assets
Balance at December 31, 2007	$ 26.6	$102.8	$ 49.1	$178.5
Acquisitions, other	–	0.2	2.0	2.2
Amortization	(1.9)	(3.5)	(4.9)	(10.3)

Balance at June 30, 2008	$ 24.7	$ 99.5	$ 46.2	$170.4

The Company performed interim goodwill impairment testing at June 30, 2008 because its common stock had been trading below book value per share for three consecutive quarters. The estimated fair values of the three reporting units with goodwill (Corporate Finance, Trade Finance and Vendor Finance) were calculated based on observable market price to earnings multiples and tangible book value multiples of relevant, comparable peer companies. Commencing in the second quarter of 2008, management corroborated the estimated fair value of the reporting units based on multiple analyses with discounted cash flow analyses that indicated estimated reporting unit fair values consistent with the estimated reporting unit fair values developed using price to earnings and tangible book value multiples. Management determined that no goodwill impairment charge was required. Management will continue to monitor the relationship of the Company’s market capitalization to both its book value and tangible book value, which management attributes to both financial services industry-wide and Company specific factors, and to evaluate the carrying value of goodwill and other intangible assets.

While management has a plan to return the Company’s business fundamentals to levels that support the book value per common share, there is no assurance that the plan will be successful, or that the market price of the common stock will increase to such levels in the foreseeable future. If the Company’s common stock price continues to trade below book value per common share, the Company may have to recognize an impairment of all, or some portion of, its goodwill and other intangible assets. Price to earnings and book value multiples relating to the Company’s reporting units have generally declined the past three quarters and discount rates used in cash flow analyses have increased. There is no assurance that: (1) valuation multiples will not decline, (2) discount rates will not increase or (3) the earnings, book values or projected earnings and cash flows of the Company’s individual reporting units will not decline. Accordingly, an impairment charge to goodwill and other intangible assets may be required in the foreseeable future if the book equity value, exceeds the estimated fair value of the enterprise or of an individual segment.

Other intangible assets, net, are comprised primarily of acquired customer relationships, and are amortized over their corresponding lives ranging from five to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $5.4 million and $4.5 million for the quarters

26	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended June 30, 2008 and 2007. Accumulated amortization totaled $80.3 million at June 30, 2008 and $71.2 million at December 31, 2007. Projected amortization for the years ended December 31, 2008 through December 31, 2012 is approximately $20 million, $19 million, $18 million, $17 million and $16 million.

The increase to goodwill and intangible assets reflected refinements to fair value adjustments, including tax liabilities, related to the 2007 acquisitions of vendor finance businesses, coupled with foreign currency translation adjustments.

NOTE 17 – SEVERANCE AND FACILITIES EXIT RESERVES

The following table summarizes activities during 2008:

Severance and Facilities Exit Reserves (dollars in millions)

	Severance		Facilities
	Number of Employees		Number of Facilities		Total Reserves
		Reserve		Reserve
Balance at December 31, 2007	59	$16.7	36	$8.6	$25.3
Additions and adjustments	730	67.1	2	4.3	71.4
Utilization	(685)	(60.3)	(10)	(0.7)	(61.0)

Balance at June 30, 2008	104	$23.5	28	$12.2	$35.7

The severance additions during 2008 primarily relate to employee termination benefits incurred in conjunction with various organization efficiency and cost reduction initiatives, as well as the cessation of student lending originations. These additions, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $86.1 million provision. Outstanding severance liabilities at June 30, 2008 will largely be paid to employees in the third quarter of 2008.

The ending facilities reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining terms which range up to approximately 7 years.

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

Item 1: Consolidated Financial Statements	27

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

CONSOLIDATING BALANCE SHEETS	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries
				Eliminations	Total
June 30, 2008
ASSETS
Net finance receivables	$677.0	$3,650.1	$48,115.8	$–	$52,442.9
Operating lease equipment, net	8.2	291.8	12,042.4	–	12,342.4
Finance receivables held for sale	–	0.3	1,016.4	–	1,016.7
Cash and cash equivalents	6,108.8	152.8	2,925.4	–	9,187.0
Other assets	9,902.2	262.8	3,251.9	(6,154.7)	7,262.2
Assets of discontinued operation	–	–	5,568.2	–	5,568.2

Total Assets	$16,696.2	$4,357.8	$72,920.1	$(6,154.7)	$87,819.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, including deposits	$49,498.0	$2,638.9	$17,776.6	$–	$69,913.5
Credit balances of factoring clients	–	–	3,189.7	–	3,189.7
Accrued liabilities and payables	(38,956.5)	1,034.3	41,953.2	–	4,031.0
Liabilities of discontinued operation	–	–	4,476.8	–	4,476.8

Total Liabilities	10,541.5	3,673.2	67,396.3	–	81,611.0
Minority interest	–	–	53.7	–	53.7
Total Stockholders’ Equity	6,154.7	684.6	5,470.1	(6,154.7)	6,154.7

Total Liabilities and Stockholders’ Equity	$16,696.2	$4,357.8	$72,920.1	$(6,154.7)	$87,819.4

December 31, 2007
ASSETS
Net finance receivables	$2,022.5	$3,358.4	$47,805.7	$–	$53,186.6
Operating lease equipment, net	8.6	292.0	12,309.9	–	12,610.5
Finance receivables held for sale	–	253.3	1,006.9	–	1,260.2
Cash and cash equivalents	3,196.0	30.5	3,526.0	–	6,752.5
Other assets	9,262.3	261.0	4,939.8	(6,960.6)	7,502.5
Assets of discontinued operation	–	–	9,301.1	–	9,301.1

Total Assets	$14,489.4	$4,195.2	$78,889.4	$(6,960.6)	$90,613.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, including deposits	$49,525.6	$2,346.7	$17,146.0	$–	$69,018.3
Credit balances of factoring clients	–	–	4,542.2	–	4,542.2
Accrued liabilities and payables	(41,996.8)	1,164.9	46,028.5	–	5,196.6
Liabilities of discontinued operation	–	–	4,838.2	–	4,838.2

Total Liabilities	7,528.8	3,511.6	72,554.9	–	83,595.3
Minority interest	–	–	57.5	–	57.5
Total Stockholders’ Equity	6,960.6	683.6	6,277.0	(6,960.6)	6,960.6

Total Liabilities and Stockholders’ Equity	$14,489.4	$4,195.2	$78,889.4	$(6,960.6)	$90,613.4

28	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (dollars in millions)

CONSOLIDATING STATEMENTS OF INCOME	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Six Months Ended June 30, 2008
Finance revenue	$65.1	$144.0	$2,696.3	$–	$2,905.4
Interest expense	(211.7)	(12.4)	(1,355.1)	–	(1,579.2)
Depreciation on operating lease equipment	(0.4)	(41.6)	(532.7)	–	(574.7)

Net finance revenue	(147.0)	90.0	808.5	–	751.5
Provision for credit losses	20.7	(17.8)	(401.8)	–	(398.9)

Net finance revenue after credit provision	(126.3)	72.2	406.7	–	352.6
Equity in net income of subsidiaries	73.4	–	–	(73.4)	–
Valuation allowance for receivables held for sale	–	–	(103.9)	–	(103.9)

Net finance revenue, after credit provision and valuation allowance	(52.9)	72.2	302.8	(73.4)	248.7
Other income	(32.8)	9.4	357.2	–	333.8

Total net revenue after valuation allowance	(85.7)	81.6	660.0	(73.4)	582.5
Salaries and general operating expenses	(159.9)	(43.5)	(418.4)	–	(621.8)
Provision for severance and facility exiting activities	–	–	(86.1)	–	(86.1)
Loss on debt and debt-related derivative extinquishments	(142.6)	–	–	–	(142.6)

(Loss) Income from continuing operations before income taxes	(388.2)	38.1	155.5	(73.4)	(268.0)
Benefit (provision) for income taxes	184.6	(14.5)	(94.9)	–	75.2
Minority interest, after tax	–	–	(10.8)	–	(10.8)

Net (loss) income from continuing operations,
before preferred stock dividends	(203.6)	23.6	49.8	(73.4)	(203.6)
(Loss) from discontinued operation	(2,113.8)	–	–	–	(2,113.8)

Net (loss) income before preferred stock dividends	(2,317.4)	23.6	49.8	(73.4)	(2,317.4)
Preferred stock dividends	(24.2)	–	–	–	(24.2)

Net (loss) income (attributable) available to common stockholders	$(2,341.6)	$23.6	$49.8	$(73.4)	$(2,341.6)

Six Months Ended June 30, 2007
Finance revenue	$50.1	$203.1	$2,744.5	$–	$2,997.7
Interest expense	(12.5)	(81.0)	(1,544.3)	–	(1,637.8)
Depreciation on operating lease equipment	(0.4)	(36.8)	(518.7)	–	(555.9)

Net finance revenue	37.2	85.3	681.5	–	804.0
Provision for credit losses	(27.5)	(6.7)	(14.3)	–	(48.5)

Net finance revenue after credit provision	9.7	78.6	667.2	–	755.5
Equity in net income of subsidiaries	664.9	–	–	(664.9)	–
Valuation allowance for receivables held for sale	–	–	(22.5)	–	(22.5)

Net finance revenue, after credit provision and valuation allowance	674.6	78.6	644.7	(664.9)	733.0
Other income	8.8	36.6	772.4	–	817.8

Total net revenue after valuation allowance	683.4	115.2	1,417.1	(664.9)	1,550.8
Salaries and general operating expenses	(89.1)	(34.2)	(559.7)	–	(683.0)
Provision for severance and facility exiting activities	–	–	(34.9)	–	(34.9)
Loss on debt and debt-related derivative extinquishments	(139.3)	–	–	–	(139.3)

(Loss) Income from continuing operations before income taxes	455.0	81.0	822.5	(664.9)	693.6
Benefit (provision) for income taxes	73.4	(29.8)	(208.5)	–	(164.9)
Minority interest, after tax	–	–	(0.3)	–	(0.3)

Net income (loss) from continuing operations,
before preferred stock dividends	528.4	51.2	613.7	(664.9)	528.4
(Loss) from discontinued operation	(447.3)	–	–	–	(447.3)

Net income (loss) before preferred stock dividends	81.1	51.2	613.7	(664.9)	81.1
Preferred stock dividends	(15.0)	–	–	–	(15.0)

Net income available to common stockholders	$66.1	$51.2	$613.7	$(664.9)	$66.1

Item 1: Consolidated Financial Statements	29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries
				Eliminations	Total
Six Months Ended June 30, 2008
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$31.6	$(8.8)	$1,213.6	$–	$1,236.4

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	1,365.6	(95.4)	(2,206.6)	–	(936.4)
Decrease in inter-company loans and investments	1,786.4	–	–	(1,786.4)	–

Net cash flows (used for) provided by investing activities	3,152.0	(95.4)	(2,206.6)	(1,786.4)	(936.4)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	(170.2)	292.2	1,406.0	–	1,528.0
Inter-company financing	–	(65.7)	(1,720.7)	1,786.4	–
Cash dividends paid	(100.6)	–	–	–	(100.6)

Net cash flows provided by (used for) financing activities	(270.8)	226.5	(314.7)	1,786.4	1,427.4

Net (decrease) increase in cash and cash equivalents	2,912.8	122.3	(1,307.7)	–	1,727.4
Cash and cash equivalents, beginning of period	3,171.0	30.5	3,111.6	–	6,313.1

Cash and cash equivalents, end of period	$6,083.8	$152.8	$1,803.9	$–	$8,040.5

Six Months Ended June 30, 2007
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(800.7)	$2,809.5	$(1,237.3)	$–	$771.5

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	(1,048.5)	(454.5)	(5,857.7)	–	(7,360.7)
Decrease in inter-company loans and investments	(132.6)	–	–	132.6	–

Net cash flows (used for) provided by investing activities	(1,181.1)	(454.5)	(5,857.7)	132.6	(7,360.7)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	3,009.4	(111.0)	4,802.4	–	7,700.8
Inter-company financing	–	(2,257.4)	2,390.0	(132.6)
Cash dividends paid	(114.9)	–	–	–	(114.9)

Net cash flows provided by (used for) financing activities	2,894.5	(2,368.4)	7,192.4	(132.6)	7,585.9

Net (decrease) increase in cash and cash equivalents	912.7	(13.4)	97.4	–	996.7
Cash and cash equivalents, beginning of period	3,040.3	227.8	1,011.3	–	4,279.4

Cash and cash equivalents, end of period	$3,953.0	$214.4	$1,108.7	$–	$5,276.1

NOTE 19 – SUBSEQUENT EVENTS

On July 8, 2008, the Company received $1.3 billion ($0.4 billion was received by June 30, 2008) in cash proceeds from the sale of the Company’s home lending business to two buyers. The remaining amount of the total $1.8 billion purchase price is expected to be received upon transfer of servicing by February 2009.

On July 30, 2008, the Company repaid $2.1 billion of the drawn bank line facility maturing October 10, 2008.

30	CIT GROUP INC

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

In light of the July 2008 sale of our home lending business, which is classified as a discontinued operation in our financial statements, the analysis that follows is focused primarily on our continuing operations.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain certain non-GAAP financial measures. See “Non-GAAP Financial Measurements” for reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures.

STRATEGIC REDIRECTION

In response to the credit markets disruption that began in 2007, we commenced a strategic review of our businesses, culminating in the decision to create a smaller enterprise focused on our core commercial finance franchises. Critical to our strategy is the sale or liquidation of non-core assets, including our consumer businesses: home lending and student lending. On July 8, 2008 we closed the sale of the home lending business, we are no longer originating student loans or other consumer loans, and we expect to liquidate these portfolios over time.

Our prospective focus is our core commercial finance franchises:

Corporate Finance – Leading national middle market lending platform focused on key industries, including healthcare, communications, media & entertainment, energy, small business lending and diversified industries;

Trade Finance – The leading factoring platform focused on retail apparel, home furnishings and electronics;

Transportation Finance – Leading global commercial aircraft and railcar operating lease and asset management platform; and

Vendor Finance – Leading global small ticket leasing and global vendor finance platform.

Each of our commercial finance franchises benefit from strong market positions, and have historically demonstrated an ability to generate attractive risk adjusted returns.

By reducing our managed asset base, we will benefit from a commensurate reduction in the overall external financing required to support our asset origination activities, thereby reducing our reliance on the debt capital markets as an on-going funding source.

Greater focus on our core commercial finance franchises is intended to result in more consistent financial performance in terms of profitability, returns and credit performance.

FUNDING MODEL TRANSITION

Critical to the success of our strategic redirection is establishing a resilient funding model capable of consistently providing diverse and economically efficient sources of capital, while also being less reliant upon the debt capital markets. During the first quarter of 2008, we initiated a comprehensive plan to build liquidity, fortify our capital position and began transitioning our funding model. During the second quarter, we made considerable progress advancing our plan, generating over $10 billion of liquidity and establishing funding sources outside of the traditional debt capital markets summarized as follows.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	31

Liquidity and Capital related actions:

•

Reduced commercial financing and lease assets by $3.0 billion by selling $2.1 billion of loans (including $1.2 billion of asset-based loans with approximately $2 billion of available commitments to fund) and $300 million of aircraft, syndicating new loan originations and limiting new business volume.

•	Raised $1.6 billion in capital through the sale of common and preferred stock.

•	Agreed to sell, following several unsolicited inquiries from potential purchasers, our home lending business and manufactured housing portfolio, with approximately $9.8 billion of finance receivable unpaid principal balance, in exchange for a payment of $1.8 billion in cash and the assumption of $4.4 billion of secured debt by the purchasers. The portfolio sales, secured debt transfer and receipt of substantially all of the proceeds occurred in early July.

•	Securitized $0.4 billion of vendor finance assets including executing term securitizations in both the U.S. and Canada.

Funding model related actions:

•	Obtained a $3.0 billion long-term, committed financing facility from Goldman Sachs to finance both existing assets and new originations across multiple asset classes. We intend to commence utilization of the facility in the third quarter of 2008.

•	Entered into a secured aircraft financing facility, under which we expect to finance up to $1.5 billion of Airbus plane deliveries scheduled through 2009. We completed $220 million of initial borrowings under the facility in July and August.

•	Advanced our strategy for our Utah bank to originate and fund commercial loans. CIT Bank originated nearly $650 million of commercial loans in the second quarter, with cumulative originations now exceeding $1 billion.

•	Reduced total unsecured debt outstanding by repaying $5.6 billion of unsecured term debt and commercial paper.

•	On July 28, 2008 we repaid $2.1 billion in bank lines, with scheduled October 2008 maturity, that we had drawn upon in March 2008.

The progress of our plan allowed us to close the second quarter with $9.2 billion of cash, including $6.4 billion of immediately available cash, $1.0 billion of cash and short-term investments at CIT Bank (available to fund commercial originations by the bank), $0.6 billion of other cash balances, and $1.2 billion of restricted cash (largely related to securitizations).

Our strategic redirection will result in a smaller, more focused company. The reduced size of the business coupled with the introduction and expansion of bank deposits and funding alliances, is intended to significantly reduce our reliance on, and related risk to, the debt capital markets as a primary funding source. While our planned funding model will result in materially reduced funding requirements, it does introduce additional complexity with respect to funding structures and related asset servicing. We intend to migrate our funding composition over time as highlighted in the following table.

Historic Funding Composition		Future Funding Composition
Unsecured debt capital markets	70-75%	Unsecured debt capital markets	25-50%
Secured asset-backed markets	20-30%	Secured asset-backed markets	25-50%
Deposits	0-5%	Deposits	10-20%
Funding alliances	0%	Funding alliances	10-25%
Total 2007 annual funding (dollars in billions)	$26	Total annual funding (dollars in billions)	$10-15

32	CIT GROUP INC

Our current 12-month funding plan reflects the transition of our funding mix. While it is our intention to return to the unsecured term debt markets, our plan can be satisfied without accessing the unsecured debt markets, as detailed in the following table. (dollars in billions)

Current 12-month funding requirement(1)	$15
Existing Cash(2)	$6.4
Other Estimated Funding Sources
Asset Sales:
Home Lending sale proceeds – received in July	$1.5
Liquidating portfolio receipts(3)	$1.5 - $2.5
Other asset sales(4)	$1.0 - $2.0
Total asset sales	$4.0 - $6.0
Secured Asset-Backed (ABS) Issuance:
ECA (commercial aircraft)	$1.1 - $1.3
Other ABS (5)	$1.0 - $2.0
Total ABS	$2.1 - $3.3
Deposits(6)	$2.5 - $3.5
Funding Alliances (including $3.0 billion Goldman Sachs facility)	$3.0 - $4.0

(1)	Includes $10 billion in unsecured debt maturities, $4 billion in bank line maturities, and approximately $1 billion aircraft deliveries.

(2)	Excludes restricted cash of $1.0 billion in CIT Bank. We expect to maintain cash balances for liquidity.

(3)	Liquidating portfolio is comprised of student loans, and consumer receivables within the CIT Bank.

(4)	Other potential asset sales is comprised of select commercial aircraft and commercial assets within the Corporate Finance and Vendor Finance segments. This figure does not include the rail franchise, which is under strategic review, or the student loan business.

(5)	Other secured asset-backed issuance is comprised of commercial assets.

(6)	Deposits are comprised of brokered certificates of deposit and money market sweep accounts raised through CIT Bank. Use of these funds is limited to assets originated directly by the Bank, largely comprised of commercial loans sourced through our Corporate Finance segment.

We believe our current funding plan, which includes both established and completed funding sources, is sufficient to meet our funding and liquidity requirements beyond mid 2009. Other funding initiatives at various stages of execution extend our liquidity position into 2010. The funding plan may be supplemented by our sizeable asset portfolio that is expected to produce approximately $13 billion of cash receipts over the next 12 months. Additionally, roughly 83% ($45 billion) of the Company’s commercial portfolio assets were unencumbered at June 30, 2008, offering financing flexibility.

The Company believes that returning to a more balanced funding model is fundamental to its long-term business model and that reducing bank borrowings and maintaining ample capital and strong credit ratings are essential to achieving that objective.

See Liquidity Risk Management for additional information.

PROFITABILITY AND KEY BUSINESS TRENDS

The first half of the year has been challenging, but we have executed a number of key transactions that have strengthened our liquidity and capital position.

Given the market illiquidity, we have been carrying excess liquidity, which has had a dampening effect on our margins. However, on a sequential quarterly basis, the margin did improve, but remains below the 2007 levels. Other income has been negatively impacted by the tight market conditions because (i) fees from syndications remain weak and (ii) the prices for receivables that we sell for liquidity purposes have averaged slightly less than par. Credit metrics have weakened over last year, and non-performing and past due loan levels increased. As a result, we have increased our reserves for credit losses. Operating expenses have been carefully monitored and are essentially flat with last year as charges for severance and disposition of facilities reflect our streamlining initiatives.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	33

CIT reported income from continuing operations of $48.1 million for the second quarter of 2008, down from $352.1 million for the comparable 2007 quarter. The following table presents our results from continuing operations, the losses on discontinued operation, as well as the preferred stock dividends.

Quarters Ended (dollars in millions)	June 30, 2008	June 30, 2007
Income from continuing operations, before preferred stock dividends	$48.1	$352.1
(Loss) from discontinued operation	(2,115.8)	(479.1)
Preferred stock dividends	(16.7)	(7.5)

Net (loss) (attributable) to common stockholders	$(2,084.4)	$(134.5)

Six Months Ended
(Loss) income from continuing operations, before preferred stock dividends	$(203.6)	$528.4
(Loss) from discontinued operation	(2,113.8)	(447.3)
Preferred stock dividends	(24.2)	(15.0)

Net (loss) income (attributable) available to common stockholders	$(2,341.6)	$66.1

As discussed in the Discontinued Operation section of Note 1 to the financial statements, in July 2008, we closed the sale of the home lending business. As a result, the home lending business is presented as a discontinued operation.

During the quarter, we sold $575 million of convertible preferred stock, which resulted in the incremental increase to the reported dividends. The issuance is further described in the Capitalization section later in this document.

In addition to the previously-described earnings drivers, the following table presents noteworthy charges and benefits for the quarters and six months ended June 30, 2008 and 2007. These are presented for informational purposes and are not included to derive non-GAAP financial measures.

Noteworthy (Charges) / Benefit Items (dollars in millions)

	For the Quarters Ended June 30,				For the Six Months Ended June 30,
	2008		2007		2008		2007
	Pre-tax Amount	After-tax Amount	Pre-tax Amount	After-tax Amount	Pre-tax Amount	After-tax Amount	Pre-tax Amount	After-tax Amount

Valuation adjustments	$13.6	$8.3	$(22.5)	$(13.6)	$(103.9)	$(64.3)	$(22.5)	$(13.6)
Asset sales	(22.8)	(13.9)	228.7	136.9	(22.8)	(13.9)	228.7	136.9
Securitization impairments	(19.5)	(11.9)	–	–	(52.7)	(32.0)	–	–
Debt/derivative transactions	5.5	3.1	–	–	(142.6)	(86.4)	(139.3)	(79.2)
Work force reductions and facility closings	(17.0)	(10.3)	(34.9)	(21.1)	(86.1)	(52.6)	(34.9)	(21.1)
Tax benefits	–	–	–	–	–	56.0	–	20.6

Income from continuing operations for 2008 reflect lower of cost or market valuation allowances and losses on asset sales completed for liquidity purposes and securitization retained interest impairment charges, while the 2007 quarter included a significant gain on the construction portfolio sale and a valuation adjustment on an energy asset. The 2008 debt and derivative amount includes charges relating to the discontinuation of our commercial paper hedging program, net of a $5.5 million gain on early debt extinguishments, while 2007 included a charge related to extinguishments of high cost debt. The 2008 income tax benefit included a favorable income tax adjustment relating to applying the projected annual effective tax rate for 2008, including the projected income mix between international and domestic operations. The 2007 balance reflected the release of certain international tax reserves and also of certain deferred tax liabilities.

34	CIT GROUP INC

REVENUE

Total net revenue, comprised of net finance revenue and other income, was down from the prior quarter and the 2007 second quarter, on lower other income, reflecting the illiquid markets and lower demand for syndications and receivable sales and higher funding costs. Total net revenue before valuations and credit provisions was $537.3 million for the current quarter, down from $548.0 million during the 2008 first quarter and $922.5 million during the 2007 second quarter, which included gains totaling $230.6 million on the sale of the construction portfolio.

Similar trends drove the decline in total net revenue before valuations and credit provisions for the six months to $1,085.3 million in 2008 from $1,621.8 million in the prior year.

 NET FINANCE REVENUE

Net Finance Revenue (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Finance income – loans and capital leases	$916.9	$1,065.7	$1,906.4	$2,047.5
Rental income on operating leases	492.3	496.0	999.0	950.2

Finance revenue	1,409.2	1,561.7	2,905.4	2,997.7
Less: Interest expense	747.1	847.7	1,579.2	1,637.8
Depreciation on operating lease equipment	280.1	292.3	574.7	555.9

Net finance revenue	$382.0	$421.7	$751.5	$804.0

Average Earnings Assets (“AEA”)	$65,184.2	$60,759.4	$64,996.4	$59,151.0

As a % of AEA:
Finance income – loans and capital leases	5.63%	7.02%	5.87%	6.92%
Rental income on operating leases	3.02%	3.26%	3.07%	3.22%

Finance revenue	8.65%	10.28%	8.94%	10.14%
Less: Interest expense	4.59%	5.58%	4.86%	5.54%
Depreciation on operating lease equipment	1.72%	1.92%	1.77%	1.88%

Net finance revenue	2.34%	2.78%	2.31%	2.72%

As a % of AEA by Segment:
Corporate Finance	2.60%	3.16%	2.82%	3.07%
Transportation Finance	3.01%	2.86%	2.87%	2.70%
Trade Finance	3.68%	5.81%	4.21%	5.80%
Vendor Finance	4.11%	4.87%	4.21%	4.81%
Commercial Segments	3.12%	3.65%	3.24%	3.55%
Consumer	1.19%	1.29%	1.02%	1.28%
Consolidated net finance revenue	2.34%	2.78%	2.31%	2.72%

Net finance revenue of $382 million increased 3% from the prior quarter and declined 9% from the 2007 second quarter. As a percentage of average earning assets, net finance revenue increased to 2.34% from 2.28% last quarter, but was down from 2.78% in the prior year. The improvement from the prior quarter reflected higher rental income and the benefit from the timing of rate resets (i.e. liability re-priced to lower levels in advance of corresponding asset yield), offset by the impact of higher non-accrual loans and the increased cost of liquidity. The decline from the prior year, which was comparable for both the second quarter and the six months, reflected the cost of excess liquidity and the widening of the Company’s borrowing spreads over benchmark rates. Average earning assets increased 7% over the prior year quarter and less than 1% over last quarter. Asset growth for the quarter was strategically controlled to balance liquidity.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	35

Though market interest rates (e.g., LIBOR) have declined over the past year, our funding costs have not benefitted from the lower market interest rates. As described in Capitalization and in the Liquidity section of Risk Management, beginning in the second half of 2007, commercial paper balances were significantly lowered, as we relied more heavily on secured financing sources with longer terms and higher rates. Further, during the 2008 first quarter, our credit ratings were lowered, effectively eliminating our ability to issue commercial paper to our existing prime commercial paper investor base and we drew upon our back-up bank line facilities.

Net finance revenue for our commercial segments and corporate and other (including the cost of excess liquidity and other unallocated treasury costs) as a percentage of average earning assets was 2.63% in the current and prior quarter, which declined from 3.10% in the prior year quarter. Net finance revenue for just the commercial segments was 3.12% for the quarter, versus 3.35% in the prior quarter and 3.65% in the second quarter of 2007, as shown in the preceding table.

We expect this downward pressure on net finance income to continue through 2008. The following table presents the causes of the reduced net finance revenue percentage from 2007.

Change in Net Finance Revenue as a % of AEA

Net Finance Revenue as a % of AEA

Net finance revenue – six months ended June 30, 2007	2.72%
Funding related *	(0.23)%
Higher cash balances	(0.07)%
Increased non-accrual accounts	(0.05)%
Lower yield-related fees	(0.04)%
Increase in percentage of government guaranteed student loans	(0.02)%

Net finance revenue - six months ended June 30, 2008	2.31%

*	Includes the impact of high cost debt.

 Net Operating Lease Revenue as a % of AOL (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rental income on operating leases	15.61%	16.96%	15.88%	16.60%
Less: depreciation on operating lease equipment	8.88%	10.00%	9.14%	9.71%

Net operating lease revenue	6.73%	6.96%	6.74%	6.89%

Average Operating Lease Equipment (“AOL”)	$12,610.6	$11,695.6	$12,584.1	$11,450.5

Net operating lease revenue was in line with prior quarter and increased 4% over the prior year quarter on strength in the aerospace portfolio. Rail utilization improved in the quarter, mitigated by softer aerospace rates. For the six month period, net operating lease revenue increased in amount 8%, driven by aerospace rentals, somewhat offset by lower utilization in certain rail car types in our rail business, reflecting the weaker economy and in particular residential construction. Net operating lease revenue as a percentage of operating lease equipment declined from the prior year due to the higher asset growth rate.

All of our commercial aircraft are under lease contracts. Additionally, all of the remaining 2008 and 2009 aircraft in our order book are placed with customers. See Concentrations —Operating Leases for additional information regarding operating lease assets.

36	CIT GROUP INC

CREDIT METRICS

Overall credit metrics continued to show higher past due and non-accrual loans and higher overall charge-offs, as our commercial businesses, particularly Corporate Finance and Trade Finance, weakened from favorable prior period levels.

The charge-off comparison to the prior year also reflected higher charge-offs on private (non-U.S. government guaranteed) student loans, as well as unsecured consumer loans.

 Net Charge-offs (charge-offs net of recoveries) for the Periods Ended June 30,
(dollars in millions, % as a percentage of average owned or managed finance receivables)

	Quarters Ended,				Six Months Ended,
	2008		2007		2008		2007
Owned
Corporate Finance	$25.2	0.47%	$9.7	0.18%	$64.8	0.58%	$30.5	0.29%
Transportation Finance	–	–	0.4	0.08%	(0.6)	(0.04)%	(22.1)	(2.02)%
Trade Finance	12.1	0.74%	10.0	0.59%	21.0	0.62%	17.0	0.51%
Vendor Finance	21.2	0.79%	12.4	0.48%	40.6	0.76%	22.4	0.45%

Commercial Segments	58.5	0.56%	32.5	0.32%	125.8	0.60%	47.8	0.24%
Consumer	28.2	0.87%	7.8	0.30%	59.0	0.92%	15.2	0.30%

Total	$86.7	0.64%	$40.3	0.32%	$184.8	0.67%	$63.0	0.25%

Managed
Corporate Finance	$28.8	0.50%	$12.8	0.22%	$71.1	0.60%	$35.6	0.32%
Transportation Finance	–	–	0.4	0.08%	(0.6)	(0.04)%	(22.1)	(2.02)%
Trade Finance	12.1	0.74%	10.0	0.59%	21.0	0.62%	17.0	0.51%
Vendor Finance	33.3	0.97%	18.5	0.51%	62.6	0.85%	31.9	0.46%

Commercial Segments	74.2	0.65%	41.7	0.36%	154.1	0.65%	62.4	0.28%
Consumer	28.2	0.87%	7.8	0.30%	59.0	0.92%	15.2	0.30%

Total	$102.4	0.70%	$49.5	0.35%	$213.1	0.71%	$77.6	0.28%

Corporate Finance net charge-offs were up in 2008 due to higher charge-offs in energy & infrastructure and small business lending, coupled with lower recoveries. Transportation Finance trends reflected a large aerospace recovery in the first quarter of 2007, whereas net charge-offs in Trade Finance increased modestly from low prior year levels. Increases in Vendor Finance, for both the second quarter and the six months, primarily reflected higher charge-offs in Europe and Asia / Pacific, as U.S. charge-offs for the quarter were below last quarter and flat with last year. U.S. Vendor Finance net charge-offs were $7.0 million for the six months, up from $4.9 million in 2007.

Charge-offs in the Consumer segment increased due to higher charge-offs on private (non-U.S. government guaranteed) student loans, as well as unsecured consumer loans ($32.0 million for the six months, up from $15.2 million in 2007).

Considering current portfolio trends and the economic outlook, we currently expect commercial net charge-offs to continue to increase, driven in part by lower recoveries; and continued provisioning in the Consumer segment as the private student portfolio continues to season.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	37

 Non-performing Assets (dollars in millions, % as a percentage of finance receivables)

	June 30, 2008		December 31, 2007
Corporate Finance	$540.2	2.59%	$242.2	1.14%
Transportation Finance	–	–	3.3	0.13%
Trade Finance	83.3	1.34%	41.6	0.57%
Vendor Finance	195.7	1.83%	190.6	1.84%

Commercial Segments	819.2	2.03%	477.7	1.15%
Consumer	166.7	1.29%	8.5	0.07%

Total	$985.9	1.85%	$486.2	0.90%

Non-accrual loans	$975.0	1.83%	$477.5	0.89%
Repossessed assets	10.9	0.02%	8.7	0.01%

Total non-performing assets	$985.9	1.85%	$486.2	0.90%

Corporate Finance metrics trended up during the six months primarily due to the addition of accounts in commercial & industrial, communications, media & entertainment and commercial real estate. Non-performing balances may exceed the balance of past due loans because we may classify certain loans as non-accrual based on their credit profile even though they may not be contractually past due. Trade Finance non-performing assets increased $39 million from the prior quarter, reflecting the challenging retail environment. Vendor Finance was essentially flat, as lower balances in U.S. operations were offset by increases in international balances, in both Europe and Asia Pacific.

The increase in the Consumer segment reflected higher non-accrual loans in the private student lending portfolio, primarily loans to students of a bankrupt pilot training school.

 Past Due Loans (60 days or more) (dollars in millions, % as a percentage of finance receivables)

	June 30, 2008		December 31, 2007
Owned
Corporate Finance	$535.2	2.57%	$194.8	0.91%
Transportation Finance	6.2	0.24%	9.8	0.39%
Trade Finance	125.9	2.02%	71.1	0.97%
Vendor Finance	311.7	2.91%	336.0	3.24%

Commercial Segments	979.0	2.43%	611.7	1.47%
Consumer	642.5	4.98%	600.8	4.93%

Total	$1,621.5	3.05%	$1,212.5	2.26%

Managed
Corporate Finance	$561.2	2.50%	$201.8	0.86%
Transportation Finance	6.2	0.21%	9.8	0.39%
Trade Finance	125.9	1.99%	71.1	0.97%
Vendor Finance	470.1	3.28%	520.7	3.49%

Commercial Segments	1,163.4	2.52%	803.4	1.68%
Consumer	642.5	4.95%	600.8	4.88%

Total	$1,805.9	3.06%	$1,404.2	2.32%

The loan delinquency trends in the commercial segments generally follow those of non-performing assets.

In July 2008, contractual interest payments were received on an energy account in Corporate Finance, which had an approximate past due balance of $65 million included in the above table.

Consumer delinquency increased in 2008, driven entirely by student lending, as other consumer loan delinquencies were down in both amount and percentage from December 2007. Delinquencies on student loans for which there is a 97% government guarantee totaled $615.0 million (5.26%) at June 30, 2008, up from $569.1 million (5.23%) at

38	CIT GROUP INC

December 31, 2007. Delinquencies on unguaranteed private loans totaled $16.1 million (2.17%) at June 30, 2008 and $12.6 million (2.03%) at December 31, 2007. Approximately $572 million (77%) of the private loan portfolio is not yet in repayment status, which begins upon graduation, or when a student no longer attends school. As more loans enter repayment status, it is possible that we will experience changes in delinquency rates.

See Concentrations for additional information.

RESERVE FOR CREDIT LOSSES

 Reserve and Provision for Credit Losses for the Periods Ended June 30 (dollars in millions)

	Quarters Ended		Six Months Ended
	2008	2007	2008	2007
Reserve balance - beginning of period	$721.9	$498.9	$581.5	$492.9

Provision for credit losses - finance receivables (by segment)
Corporate Finance	24.5	11.4	61.1	31.8
Transportation Finance	(0.1)	0.3	(0.5)	(22.1)
Trade Finance	10.9	10.3	20.4	18.2
Vendor Finance	22.6	5.8	50.8	16.2
Consumer	33.1	7.8	182.7	15.7
Corporate and other, including specific reserving actions	61.2	(23.0)	84.4	(11.3)

Total provision for credit losses	152.2	12.6	398.9	48.5
Reserves relating to foreign currency translation, acquisitions, other	(6.6)	36.9	(14.8)	29.7

Additions to reserve for credit losses, net	145.6	49.5	384.1	78.2

Net charge-offs (net of recoveries)
Corporate Finance	25.2	9.7	64.8	30.5
Transportation Finance	–	0.4	(0.6)	(22.1)
Trade Finance	12.1	10.0	21.0	17.0
Vendor Finance	21.2	12.4	40.6	22.4
Consumer	28.2	7.8	59.0	15.2

Total net charge-offs	86.7	40.3	184.8	63.0

Reserve balance - end of period	$780.8	$508.1	$780.8	$508.1

Reserve for credit losses as a percentage of finance receivables			1.47%	1.03%
Reserve for credit losses, excluding specific reserves, as a percentage of finance receivables, excluding guaranteed student loans			1.34%	1.21%
Reserve for credit losses as a percentage of non-performing loans			79.2%	155.5%
Reserve for credit losses as a percentage of non-performing loans, excluding student loans			73.5%	155.4%
Reserve for credit losses as a percentage of non-performing loans, excluding guaranteed student loans			92.9%	155.4%

We develop the reserve for credit losses by establishing: (1) specific reserves for loans that are impaired, (2) reserves for estimated losses inherent in the portfolio based on historical and projected charge-offs, and (3) reserves for inherent estimated losses in the portfolio based upon economic risks, industry and geographic concentrations, estimation risk and other factors. In developing the reserve, we individually review larger credit watch loans (these are typically commercial loans greater than $500 thousand that are non-accrual or have a credit grade that is indicative of potential risk of loss) to determine the level of our loan specific reserves pursuant to SFAS 114.

For consumer loan portfolios, past due loan roll-rate analysis is applied in conjunction with estimates of loss severity. Roll-rate analysis involves tracking the migration patterns of loans from past due status through non-accrual, collection, repossession and to loss over the loss emergence period. This analysis provides estimates of frequency of loss (i.e. what percentage of loans given a degree of past due status, 30 days, 60 days etc. will eventually become uncollectible and result in a loss). Actual loss severity (i.e. the portion of a loan that ultimately becomes uncollectible) is monitored by loan type, and coupled with the roll-rate migration analysis, is utilized to estimate inherent loss in the portfolio.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	39

Our reserves are designed to provide for our estimate of inherent loss in the portfolio as of the date of the financial statements. While we monitor trends in past due and non-accrual loans as part of our credit risk process, due to the collateralized nature of many of our larger commercial loans, overall past due and non-accrual loan trends are not direct indicators of inherent loss and are not used to develop reserve estimates. In contrast, for portfolios consisting of smaller homogenous loans to which we apply roll-rate analysis in estimating reserves, past due loan trends are correlated with reserve requirements.

The increased current quarter provision for credit losses in the commercial segments reflects weakened credit metrics from both very favorable prior year levels and unusually high recoveries in the commercial aerospace business in 2007. During the quarter and six months, non-accrual commercial loans increased by $120 million and $342 million to $820 million. These increases were largely concentrated in the Corporate Finance segment ($99 million and $298 million for the quarter and six months).

The commercial portfolios, including Corporate Finance assets, feature larger loans which are subject to individual periodic loan review and assessment of SFAS 114 reserve requirements under our regular credit risk management process. Specific reserves related to impaired loans totaled $107.6 million (18.4% of commercial non-accrual loans individually reviewed), compared to $61.0 million (13.3%) at March 31, 2008 and $52.1 million (20.9%) at December 31, 2007. Impairment or SFAS 114 reserves are required when there is a shortfall between the estimated value and the recorded investment in the finance receivable, with the estimated value determined using the fair value of the collateral and other cash flows if the finance receivable is collateralized, or the present value of expected cash flows discounted at the contract’s effective interest rate. The reduction in the ratio of commercial reserves to commercial non-performing assets from 2007 reflects estimated proportional loss content in non-performing loans.

The provision for the six months, and the reserve at June 30, 2008, includes $126.5 million related to loans to students (totaling approximately $195 million) of a pilot training school that filed for bankruptcy during the first quarter of 2008. This specific reserving action reflects management’s best estimate of losses, based on information available at this time and the collection strategy that we anticipate pursuing. See Concentrations for additional information on the Student Lending portfolio.

We believe that our total reserve for credit losses of $780.8 million represents management’s best estimate of credit losses incurred in the portfolio based on currently available information. See Risk Factors for additional discussion on reserve adequacy.

NET FINANCE REVENUE, AFTER PROVISION FOR CREDIT LOSSES

Net Finance Revenue, After Provision for Credit Losses, (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net finance revenue	$382.0	$421.7	$751.5	$804.0
Provision for credit losses	(152.2)	(12.6)	(398.9)	(48.5)

Net finance revenue after credit provision	229.8	409.1	352.6	755.5
Valuation allowance for receivables held for sale	13.6	(22.5)	(103.9)	(22.5)

Net finance revenue, after credit provision and valuation allowance	$243.4	$386.6	$248.7	$733.0

As a % of AEA:
Net finance revenue	2.34%	2.78%	2.31%	2.72%
Provision for credit losses	(0.93)%	(0.08)%	(1.23)%	(0.16)%
Valuation allowance for receivables held for sale	0.08%	(0.15)%	(0.32)%	(0.08)%

Net finance revenue, after credit provision and valuation allowance	1.49%	2.55%	0.76%	2.48%

Average Earnings Asset (“AEA”)	$65,184.2	$60,759.4	$64,996.4	$59,151.0

Total net finance revenue, after credit provision, declined from prior year periods, due to lower net finance revenue, as previously discussed, and due to higher provision for credit losses, resulting from increased charge-offs and reserve building. See Reserve for Credit Losses section for further discussion on net charge-offs and reserve building.

40	CIT GROUP INC

NET FINANCE REVENUE, AFTER CREDIT PROVISION AND VALUATION ALLOWANCE

Net finance revenue, after credit provision and valuation allowances, was down from the prior year. The valuation allowance recorded during 2008 reflected an adjustment (to reduce receivables held for sale to the lower of cost or market) to the asset-based loans in the Corporate Finance segment. We transferred approximately $1.4 billion of receivables from held for investment during the first quarter, and sold approximately $1.2 billion of this amount by the end of the second quarter.

OTHER INCOME

Other income for the quarter as a percentage of total net revenue (net finance revenue plus other income) was 29% and 31% for the quarter and six months ended June 30, 2008, versus 54% and 50% in the prior year periods. Excluding the impairment charge discussed below and the gain on sale of construction portfolio in the prior year, the current quarter percentage was 31%, down from 39% in the prior year and 34% for the six month period versus 42% in the prior year, principally due to lower syndication fees and receivable sales gains. The components of other income are as follows:

Other Income (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Fees and other income	$66.9	$130.5	$139.6	$304.4
Factoring commissions	46.9	52.5	96.1	104.9
Gains (losses) on receivable sales and syndication fees	(3.3)	45.8	1.4	99.4
Gains on sales of leasing equipment	56.0	33.6	103.8	63.1
(Losses) gains on securitizations	(11.2)	7.8	(7.1)	15.4
Gain on loan portfolio disposition	–	230.6	–	230.6

Total other revenue	$155.3	$500.8	$333.8	$817.8

Fees and other income are comprised of asset management, agent and servicing fees, including securitization-related servicing fees, accretion and impairment charges relating to retained securitization interests, advisory and agent fees, as well as income from joint venture operations. Fees and other income declined from the prior year quarter and six month period on lower securitization related income and lower joint venture earnings. The 2008 quarter includes $8 million ($41 million for the 2008 six months) of impairment charges reflecting the repricing of debt costs underlying one of our vendor finance securitization conduit vehicles. Joint venture revenue declined, reflecting the 2007 year end sale of our interest in the DFS joint venture.

Factoring commissions were down from prior quarter and prior year due to lower factoring volumes and lower commission rates.

Gains on receivable sales and syndication fees includes approximately $23 million in losses on sales of receivables for liquidity purposes. Commercial loan sales and syndication volume was $2.0 billion in the current quarter and prior year quarter (40% of commercial origination volume in the current year versus 26% in the prior year). For the six month period, commercial loan sales and syndications volume was $2.4 billion (25% of commercial origination volume) versus $3.4 billion (14%) in prior year. The decreases are a reflection of the continued market illiquidity and our strategic focus on limiting new business volume growth.

Gains on sales of leasing equipment reflect strong aircraft gains on sale of $21 million (net of $9.7 million of valuations for assets moved to assets held for sale) for the 2008 quarter and $49 million for the six month period, corresponding to a total book value of approximately $600 million.

Gains on securitization declined from prior year mostly due to a vendor securitization impairment of $12 million, primarily reflecting the repricing of debt costs underlying a securitization conduit vehicle. Excluding the second quarter securitization impairment, gains as a percentage of volume securitized for the six month period were 0.5% in current year (on volume of $1 billion), down slightly from 0.7% in prior year (on $2 billion volume).

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	41

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and General Operating Expense (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Salaries and employee benefits	$203.1	$234.3	$393.3	$474.3
Other general operating expenses	115.0	117.4	228.5	208.7

Salaries and general operating expenses	$318.1	$351.7	$621.8	$683.0

Provision for severance and facilities expenses	$17.0	$34.9	$86.1	$34.9
Efficiency ratio(1)	59.2%	38.1%	57.3%	42.1%
Headcount			5,425	6,430

(1)	Efficiency ratio is the ratio of salaries and general operating expenses to total net revenues before the provision for credit losses and valuation allowance.

Salaries and general operating expenses were down $34 million from the year ago quarter and $61 million for the six months ended June 30, 2008. Lower salaries primarily reflect the 16% decline in total headcount and lower employee benefits reflect decreased incentive compensation accruals, including a one-time downward adjustment in the first quarter of 2008.

Operating expenses were down slightly for the quarter, but up year to date. The increase reflects higher origination expenses, as fixed origination costs that were capitalized in the prior year were expensed in the current year due to reduced origination volume, as well as increased occupancy expense, professional fees and higher credit and collection expenses.

The second quarter severance and facilities charges totaled $17 million and primarily related to the cessation of student lending originations and reflect reductions of approximately 170 employees. Year to date charges totaled $86 million and reflect reductions of approximately 700 employees throughout the organization. Expected annual savings from the year to date actions are approximately $94 million, of which approximately $24 million has been realized in 2008.

See Note 17 – Severance and Facility Exit Reserves for additional information.

INCOME TAXES

Income Tax Data (dollars in millions)
	Quarters ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Tax (Benefit) provision on continuing operations	$21.2	$148.5	$(75.2)	$164.9
Less: Changes in uncertain tax liabilities and NOL valuation adjustments	24.6	(11.7)	19.7	(31.2)
Tax provision (benefit) on significant, unusual items-asset sale / debt extinguishment / hedge loss / valuation adjustment	6.4	91.9	(98.3)	32.4

(Benefit) provision for income taxes – adjusted	(9.8)	68.3	3.4	163.7

Tax (Benefit) on discontinued operation	(435.3)	(263.1)	(633.1)	(245.5)

(Benefit) for income tax – total	$(414.1)	$(114.6)	$(708.3)	$(80.6)

Effective tax rate – continuing operations	30.6%	29.6%	28.1%	23.8%
Annual effective tax rate – adjusted	(18.5)%	25.3%	(18.5)%	27.4%
Effective tax rate – discontinued operation	17.1%	35.4%	23.1%	35.4%
Effective tax rate – total	16.7%	47.5%	23.5%	(9,415.3)%

CIT’s tax provision for the quarter ended June 30, 2008 reflects a tax benefit of $435.3 million in discontinued operation, net of a valuation allowance for federal and state net operating losses of approximately $460 million. The effective tax rate in continuing operations for the quarter is negatively impacted by an increase in valuation allowance for state net operating losses.

42	CIT GROUP INC

The valuation allowance is calculated in accordance with SFAS 109, which requires the assessment of both positive and negative evidence in determining whether some part or all of the U.S. net operating losses were more likely than not to be realized. The cumulative tax loss inclusive of losses for the quarter ended June 30, 2008 required consideration of a valuation allowance. CIT intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Excluding the discrete tax items, the projected annual effective tax rate for continuing operations is -18.5%. The negative rate is driven by the combination of pre-tax losses tax effected at higher U.S. statutory tax rates and foreign earnings taxed at lower rates. The effective tax rate differs from the U.S. federal tax rate of 35% primarily due to state and local income taxes, permanent differences between the book and tax treatment of certain items, and the differential in foreign tax rates.

For the six months ended June 30, 2008, the effective tax rate for continuing operations was favorably impacted by significant pre-tax losses designated as significant and non-recurring in nature (a lower of cost or market valuation allowance and a loss on swaps formerly hedging the commercial paper program) which were tax-effected individually by applying the U.S. federal statutory rate and applicable state tax rates. In 2007, the quarter ended June 30 was impacted by the separately-stated gain on the sale of the U.S. construction portfolio and in the six months ended June 30 by the separately stated gain and the tax benefit recorded against the loss on the extinguishment of debt.

The income tax from continuing operations for the quarter ended June 30, 2008 included a $30.1 million net decrease in liabilities related to uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which was primarily offset by the state valuation allowance. In the quarter ended June 30, 2007, the income tax provision from continuing operations included a $11.7 million tax benefit related to a decrease in liabilities related to uncertain tax positions and a state tax law change. CIT anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of primarily international audits and the expiration of statute of limitations prior to June 30, 2009 in the range of $40-$110 million, of which approximately $25 million may not impact the effective tax rate due to changes in the valuation allowance.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	43

FINANCING AND LEASING ASSETS

Financing and Leasing Assets by Segment (dollars in millions)

	June 30, 2008		December 31, 2007	Percentage Change

Corporate Finance
Finance receivables	$20,841.4		$21,326.2	(2.3)%
Operating lease equipment, net	323.0		459.6	(29.7)%
Financing and leasing assets held for sale	396.6		669.3	(40.7)%

Owned assets	21,561.0		22,455.1	(4.0)%
Finance receivables securitized and managed by CIT	1,210.5		1,526.7	(20.7)%

Managed assets	22,771.5		23,981.8	(5.0)%

Transportation Finance
Finance receivables	2,554.4		2,551.3	0.1%
Operating lease equipment, net	10,931.8		11,031.6	(0.9)%
Financing and leasing assets held for sale	448.6		–	NM

Owned assets	13,934.8	(1)	13,582.9	2.6%

Trade Finance
Finance receivables	6,237.4		7,330.4	(14.9)%
Financing and leasing assets held for sale	88.0		–	NM

Owned assets	6,325.4		7,330.4	(13.7)%

Vendor Finance
Finance receivables	10,699.8		10,373.3	3.1%
Operating lease equipment, net	1,087.6		1,119.3	(2.8)%
Financing and leasing assets held for sale	6.7		460.8	(98.5)%

Owned assets	11,794.1		11,953.4	(1.3)%
Finance receivables securitized and managed by CIT	3,642.2		4,104.0	(11.3)%

Managed assets	15,436.3		16,057.4	(3.9)%

Consumer
Finance receivables – student lending	12,435.2		11,499.9	8.1%
Finance receivables – other	455.5		679.9	(33.0)%
Financing and leasing assets held for sale	76.8		130.1	(41.0)%

Owned assets	12,967.5		12,309.9	5.3%

Other – Equity Investments	258.9		165.8	56.2%

Managed assets	$71,694.4		$73,428.2	(2.4)%

(1)	Includes $9.4 billion of commercial aerospace and $4.5 billion of rail.

For the remainder of 2008, our plan is to carefully control our asset growth in order to manage our liquidity and strategically target key customers and relationships. The largest declines during the first half of 2008 were in the Corporate Finance segment, reflecting asset sales and lower new origination volumes, and in Trade Finance levels, reflecting weaker general economic conditions. The consumer segment has ceased originating new student loans.

Assets held for sale decreased $243.5 million from December. Corporate Finance syndication activity and Vendor Finance securitizations decreased due to the lack of market liquidity and less favorable pricing. Aerospace assets held for sale increased in conjunction with the plan to sell additional commercial aerospace aircraft. Assets held for sale decreased from the $2.6 billion level at March 31, 2008 primarily due to the completed sales of $1.2 billion of revolving asset-based commercial loans, $0.5 billion of other loans and $300 million in commercial aircraft.

See Non-GAAP Financial Measurements for reconciliation of managed assets.

44	CIT GROUP INC

BUSINESS VOLUMES AND SALES / SYNDICATIONS

The volume declines, particularly in Corporate Finance, reflect the lack of liquidity in the syndication and loan sale markets, as we previously originated loans and sold or syndicated them.

Consumer volume decreased significantly as CIT has ceased originating new student loans.

Business Volumes (excluding factoring, dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Corporate Finance	$1,776.5	$4,622.6	$3,937.7	$8,210.8
Transportation Finance	727.0	696.3	1,437.1	1,382.5
Vendor Finance	2,366.0	2,462.6	4,606.8	4,772.5

Commercial Segments	4,869.5	7,781.5	9,981.6	14,365.8
Consumer	126.7	1,667.3	1,336.7	3,669.1

Total new business volume	$4,996.2	$9,448.8	$11,318.3	$18,034.9

Receivable Sales and Syndications Activity (excluding factoring, dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Corporate Finance	$1,459.3	$1,688.2	$1,887.6	$2,856.0
Transportation Finance	–	56.4	–	56.4
Vendor Finance	607.6	294.6	667.0	503.8

Commercial Segments	2,066.9	2,039.2	2,554.6	3,416.2
Consumer	22.2	647.5	77.3	1,177.2

Total	$2,089.1	$2,686.7	$2,631.9	$4,593.4

In addition to the balances in the table, approximately $1.2 billion of asset-based lending receivables were sold in the 2008 second quarter, and the purchasers assumed available funding commitments of approximately $2 billion. During the second quarter of 2007, we sold our U.S. construction portfolio, which totaled approximately $2.6 billion of assets. During 2008 we also sold approximately $0.6 billion of equipment, primarily aerospace related. During 2007, equipment sold was approximately $0.4 billion, primarily aerospace and rail related.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	45

RESULTS BY BUSINESS SEGMENT

Results by Business Segment (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income (Loss)
Corporate Finance	$58.7	$219.3	$38.5	$299.4
Transportation Finance	91.5	62.9	176.0	139.2
Trade Finance	26.2	36.1	59.4	72.7
Vendor Finance	10.8	70.1	17.6	146.5

Commercial Segments	187.2	388.4	291.5	657.8
Consumer	0.2	15.1	(95.0)	26.5

Total Segments	187.4	403.5	196.5	684.3
Corporate & Other	(139.3)	(51.4)	(400.1)	(155.9)

Total	$48.1	$352.1	$(203.6)	$528.4

Return on Equity
Corporate Finance	9.0%	36.2%	2.9%	25.2%
Transportation Finance	21.2%	15.4%	20.5%	17.3%
Trade Finance	12.9%	16.5%	14.4%	16.7%
Vendor Finance	2.7%	17.1%	2.1%	19.3%
Commercial Segments	11.7%	22.6%	9.0%	19.1%
Consumer	0.3%	11.6%	(72.8)%	10.4%
Total Segments	11.7%	23.4%	6.1%	19.9%
Corporate & Other	(9.7)%	(3.4)%	(13.1)%	(5.0)%
Total	2.0%	20.0%	(7.0)%	14.9%

The 2008 capital allocations, by segment as a percentage of managed assets, excluding goodwill, are as follows: Corporate Finance – 10%; Transportation Finance – 12%; Trade Finance – 10%; Vendor Finance – 8%; and Consumer – 2%. These individual amounts are risk based by segment and therefore exclude the diversity benefit included in the consolidated capital requirement.

Corporate Finance

•	First half net income declined $261 million from the prior year to $39 million, as the first quarter of 2008 included a $117.5 million valuation allowance charge on assets transferred to held-for-sale and sold for liquidity purposes and the second quarter of 2007 included a pretax gain of $228.7 million from the sale of the U.S. construction portfolio. Excluding the year over year decrease corresponding to these two items, net income declined approximately $50 million reflecting significantly lower fees and a lower level of loan sales and syndication activity due to lack of market liquidity. In addition, the year-to-date provision for credit losses increased by $29.3 million from last year due to higher charge-offs.

•	Net finance revenue as a percentage of earning assets dropped, as asset yields declined (partially reflecting higher non-accrual loans) more rapidly than funding costs.

•	Net charge-offs increased from the prior year quarter due to higher charge-offs in energy & infrastructure and small business lending, coupled with lower levels of recoveries. Sequential quarterly net charge-offs declined as last quarter included a $22 million charge-off of a loan to an energy company that filed for bankruptcy. Delinquencies and non-performing assets increased, primarily in consumer- related sectors such as media and gaming, and commercial real estate. The increase in delinquencies also includes the aforementioned energy loan that was put on nonperforming status last quarter.

•	Origination volumes declined 52% from the prior year quarter, reflecting soft demand due to lack of liquidity in the syndication and loan sale markets. The current quarter includes approximately $650 million of loans originated by CIT Bank.

46	CIT GROUP INC

•	Owned assets were down 4% from year-end reflecting decreased origination volume and asset sales, reflecting controlled balance sheet growth. Sale of $1.2 billion of revolving asset-based commercial loans was completed in the current quarter.

Transportation Finance

•	Transportation Finance posted strong bottom line performance and year-to-date return on risk-adjusted capital increased to 21% from 17% last year. This was due to higher finance revenue and higher other income, partially offset by lower recoveries.

•	Total net revenues improved 19% from last year due to asset growth and higher gains on equipment sales, particularly in aerospace. Net finance revenue after depreciation as a percentage of average earning assets improved from last year on strength in aerospace rentals with some offset for lower rail lease rates and utilization.

•	Credit quality remained strong with net recoveries and lower delinquencies. There were no non-performing assets as of quarter-end.

•	New business volume was up slightly from 2007. All aircraft scheduled for delivery in our aerospace order book through December 2009 have been placed.

•	Asset growth was 10% from last year driven by new aircraft deliveries from our order book and loans to major carriers. Assets were up modestly from December 2007 reflecting asset sales and controlled balance sheet growth. In the current quarter, $300 million of aircraft were sold. Our commercial aircraft portfolio continued to be fully utilized. Rail utilization was 92% at June 30, 2008. Including commitments from customers to lease rail cars, our rail assets would be approximately 96% utilized.

Trade Finance

•	Net income year-to-date was down 18% from 2007 due to lower finance and other income and higher provision for credit losses. Return on risk adjusted capital was down for the quarter and year to date from last year. Total net revenues were down due to the effects of a weaker U.S. economy and softening retail sales in the United States. Factoring commissions were down due to volume and lower commission rates.

•	Net finance revenue as a percentage of average earning assets decreased on lower market interest rates and higher funding costs. Total net revenues were down from last quarter due to seasonally lower volume coupled with the effects of a weaker U.S. economy and slowing retail sales in the United States.

•	The provision for credit losses increased $2.2 million for specific impaired loans. Delinquencies and non-performing loans were up from last year and last quarter reflecting economic softness, particularly among retailers.

•	Owned assets decreased 14% from year-end and 8% from 2007 second quarter.

Vendor Finance

•	Net income for second quarter and the six months was down from the prior year by $59 million and $129 million. The decline for the six months reflected the following: $26 million in reduced net finance revenue reflecting reduced margins; $18 million in additional charge-offs; and a $163 million reduction in other revenue reflecting lost earnings from the U.S. DFS joint venture following the sale of our interest to Dell in the fourth quarter of 2007, lower securitization gains, impairment charges on securitization conduits and reduced receivable sale and syndication fees. As a result, return on risk-adjusted capital was down from both prior year periods.

•	Total net revenues were down from the 2007 periods. Finance revenues were flat while funding costs increased. Other income was down substantially on lower joint venture income (reflecting the termination of our interest in the DFS joint venture), and lower fees, and included impairment charges of approximately $53 million reflecting the repricing of debt costs underlying securitization conduits. Net finance revenue as a percentage of average earning assets after depreciation was down from both periods due to higher borrowing spreads.

•	Net charge-offs were up from last year periods primarily in the international businesses in Europe and Asia / Pacific. Delinquencies decreased from December, primarily on lower U.S. delinquencies and non-performing asset levels increased slightly.

•	New business volume declined from the 2007 periods driven by lower U.S. volumes, as declines in Dell volume were partially offset by new vendor relationships.

•	Owned assets were down 6% from June 2007 due to the sale of the systems leasing portfolio in the final quarter of 2007 and the decline in the U.S. Dell program.

Consumer (see Concentrations section for more information on student lending)

•	Net income (loss) for the quarter and six months was below the prior year periods primarily reflecting the higher provision for credit losses in the private, unguaranteed student loan portfolio and lower other income.

•	Total net revenues were down from the 2007 periods on lower income, which reflects the decline in gains on receivable sales. Finance income was down year to date as a result of placing loans to the students of a pilot training school which filed for bankruptcy on non-accrual status and certain loans resetting at lower market interest rates.

•	CIT Bank deposits were down as the bank continued to fund asset originations with excess liquidity. During the 2008 second quarter, CIT Bank funded approximately $650 million of commercial loans, and nearly $1 billion for the six months.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	47

•	Net charge-offs increased compared with the prior year periods driven by higher private student loans and unsecured consumer loan portfolios. Delinquencies were up 23 basis points over the year ago period. Non-performing assets were up reflecting the student loans affected by the bankruptcy of a pilot training school.

•	We ceased the origination of new government guaranteed student loans and recorded a pre-tax charge of approximately $13 million related to closing the originations platform of the student lending business. We will continue to service the $11.7 billion government guaranteed portfolio.

Corporate and Other net expenses are shown in the table below:

Corporate Unallocated Expenses (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Unallocated (expenses) revenues, net	$(67.0)	$(12.1)	$(152.9)	$0.6
Provision for credit losses	(34.8)	13.1	(48.0)	6.4
Provision for severance and facilities exit activities	(10.3)	(21.1)	(52.6)	(21.1)
Charges not allocable to discontinued operation	(30.3)	(31.3)	(60.2)	(62.6)

Subtotal	(142.4)	(51.4)	(313.7)	(76.7)
Gain (Loss) on debt and debt-related derivative extinguishments	3.1	–	(86.4)	(79.2)

Total	$(139.3)	$(51.4)	$(400.1)	$(155.9)

Corporate and other, principally contains the following: (1) severance and facilities expenses associated with streamlining efforts, (2) certain credit loss provisioning for specific impaired loans, (3) adjustments to overall reserves and (4) charges related to discontinued operation consisting of interest on debt not assumed by the buyer and overhead costs. The 2008 unallocated expenses also include the costs associated with carrying excess liquidity and taxes not allocated to the business segments. The 2008 year to date results contain the hedge accounting discontinuation charge for the interest rate swaps related to the commercial paper program, while the 2007 includes the costs related to the extinguishment of high cost debt.

Results by business segment are discussed in Note 14 – Business Segment Information.

CONCENTRATIONS

Our ten largest financing and leasing asset accounts in the aggregate represented 4.7% of our total financing and leasing assets at June 30, 2008 (the largest account being less than 1.0%), and 4.6% at year end (excluding discontinued operation). The largest accounts primarily consist of companies in the transportation, retail, energy and healthcare industries.

Approximately 55% of our financing and leasing portfolio is secured by equipment / other assets and 17% is comprised of cash flow / enterprise value loans in which CIT generally holds a senior position. Approximately 19% is student loans, which are largely guaranteed by the U.S. government, with the remainder of the portfolio largely comprised of factoring receivables.

Operating Leases

Operating Leases (dollars in millions)

	June 30, 2008	December 31, 2007

Transportation Finance – Aerospace(1)	$6,966.3	$7,206.8
Transportation Finance – Rail	3,965.5	3,824.8
Vendor Finance	1,087.6	1,119.3
Corporate Finance	323.0	459.6

Total	$12,342.4	$12,610.5

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

The decrease in Transportation Finance – Aerospace operating lease assets reflects sales of aircraft assets and transfers to held-for-sale, partially offset by deliveries of 6 new commercial aircraft from our order book. We had 219 commercial aircraft on operating lease at June 30, 2008, up from 205 a year ago. Railcar utilization was approximately 92% (96%, including those railcars with commitments in place from customers).

Vendor Relationships

Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya are among our largest alliances. We also have a profit sharing agreement with Microsoft Corporation, under which we service financing and leasing assets funded by Microsoft.

We have multiple program agreements with Dell, one of which was with Dell Financial Services (DFS), covering originations in the U.S. The agreement provided Dell with the option to purchase CIT’s 30% interest in DFS, which was exercised during the fourth quarter of 2007. We retain the right to provide 25% (of sales volume) funding to DFS in 2009 and 35% in 2008, compared to 50% in 2007. We also retain vendor finance programs for Dell’s customers in Canada and in more than 40 countries outside the United States that are not affected by Dell’s purchase of our DFS interest.

48	CIT GROUP INC

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

For additional information regarding certain of our joint venture activities, see Note 13 – Certain Relationships and Related Transactions.

Vendor Relationships (dollars in millions)

	June 30, 2008	December 31, 2007

Owned Financing and Leasing Assets
Dell – International	$1,878.5	$1,748.1
Snap-on	1,029.9	1,010.5
Dell U.S.	567.7	604.7
Avaya Inc.	402.1	399.7
Securitized Financing and Leasing Assets
Dell U.S.	1,999.2	2,341.6
Avaya Inc.	345.8	402.4
Dell – International	118.9	84.7
Snap-on	14.9	24.1

Geographic Concentrations

Geographic Concentration by Obligor (dollars in millions)

	June 30, 2008	December 31, 2007

State
California	7.6%	7.4%
Texas	6.6%	6.4%
New York	6.5%	6.7%
All other states	48.7%	50.3%

Total U.S.	69.4%	70.8%

Country
Canada	7.3%	7.1%
England	5.6%	5.8%
Germany	2.5%	2.5%
China	1.8%	1.7%
Australia	1.7%	1.3%
Mexico	1.6%	1.5%
Brazil	1.1%	1.0%
Spain	1.1%	1.0%
All other countries	7.9%	7.3%

Total International	30.6%	29.2%

The table summarizes significant state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our owned financing and leasing portfolio assets. Domestic concentrations decreased as a result of liquidity-related asset dispositions and the sale of construction in 2007. International assets increased as a percentage of total assets in 2008 due to increased originations and the sale of U.S. based assets. For each period presented, our managed asset geographic composition did not differ significantly from our owned asset geographic composition.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	49

Industry Composition

Our industry composition is detailed in Note 4 – Concentrations. We believe the following discussions, covering certain industries, are of interest to investors.

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	June 30, 2008		December 31, 2007
	Net Investment	Number	Net Investment	Number

By Region:
Europe	$2,867.5	92	$2,906.2	94
Asia Pacific	2,468.8	83	2,274.9	82
U.S. and Canada	1,145.5	67	1,279.5	60
Latin America	1,291.8	42	1,136.0	36
Africa / Middle East	513.3	11	567.8	15

Total	$8,286.9	295	$8,164.4	287

By Manufacturer:
Airbus	$4,684.1	133	$4,575.8	132
Boeing	3,594.1	161	3,579.6	154
Other	8.7	1	9.0	1

Total	$8,286.9	295	$8,164.4	287

By Body Type(1):
Narrow body	$6,221.7	235	$6,136.4	226
Intermediate	1,773.4	48	1,821.9	48
Wide body	283.1	11	197.1	12
Other	8.7	1	9.0	1

Total	$8,286.9	295	$8,164.4	287

By Product:
Operating lease	$7,304.0	219	$7,120.1	219
Loan	685.6	65	732.6	56
Capital lease	209.6	8	225.5	9
Leveraged lease	87.7	3	86.2	3

Total	$8,286.9	295	$8,164.4	287

Number of accounts	114		105
Weighted average age of fleet (years)	6		5
Largest customer net investment	$282.8		$287.3
Off-lease aircraft	–		–

(1)	Narrow body aircraft are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body aircraft are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body aircraft are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

Our top five commercial aerospace exposures totaled $1,298.8 million at June 30, 2008 and are to carriers outside of the U.S. The largest exposure to a U.S. carrier at June 30, 2008 was $175.3 million.

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

50	CIT GROUP INC

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

See Item 8. Financial Statements and Supplementary Data, Note 12 – Commitments for additional information regarding commitments to purchase additional aircraft, and Note 4 – Concentrations for further discussion on geographic and industry concentrations.

Student Lending (Student Loan Xpress)

The Consumer Finance student lending portfolio, which was marketed as Student Loan Xpress, totaled $12.4 billion at June 30, 2008, representing 18.6% of owned and 17.3% of managed assets. Loan origination volumes totaled $117 million for the quarter and $1,313 million year to date reflecting additional disbursements on existing government-guaranteed student loan commitments.

Finance receivables, including held for sale, by product type for our student lending portfolio are as follows:

Student Lending Receivables by Product Type (dollars in millions)

	June 30, 2008	December 31, 2007
Consolidation loans – U.S. Government guaranteed	$9,274.5	$9,050.4
Other U.S. Government guaranteed loans	2,417.7	1,935.3
Private (non-guaranteed) loans and other	743.0	599.3

Total	$12,435.2	$11,585.0

Delinquencies (sixty days or more)
U.S. Government guaranteed loans	$615.0	$569.1
Private loans	16.1	12.6
Top state concentrations (%)	36%	36%
Top state concentrations	California, New York, Texas, Ohio, Pennsylvania	California, New York, Texas, Ohio, Pennsylvania

In April 2008, we ceased origination of all student loans, including U.S. government guaranteed loans. This action followed our fourth quarter 2007 decision to cease the origination of private student loans. Prospective fundings will be limited to existing commitments.

The following table provides additional information with respect to our private loan portfolio at June 30, 2008.

	Total	In School	Grace, Forbearance	Loans in Repayment
Non-traditional institutions(1)	$527.2	$275.0	$178.2	$74.0
Traditional institutions	122.8	102.1	6.9	13.8
Consolidation loans	93.0	–	9.8	83.2

	$743.0	$377.1	$194.9	$171.0

Percentages	100%	50.8%	26.2%	23.0%

(1)	Includes loans totaling approximately $195 million to students of a pilot training school that filed bankruptcy during the first quarter of 2008. The next largest exposure in the private loan portfolio to students attending a single institution is approximately $65 million.

Traditional institutions are typically established as a not-for-profit under Federal Tax guidelines, and offer bachelors, associate, masters and PhD degrees. A proprietary school (non-traditional) is organized as a standard business and can be privately or publicly owned. Non-traditional institutions generally offer less than two year programs and a high percentage of non-degree granting programs. Private consolidation loans are loans to students who had multiple private loans that are then consolidated into a single loan with Student Loan Xpress.

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

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	51

OTHER ASSETS / ACCRUED LIABILITIES AND PAYABLES

The following tables summarize our other assets and accrued liabilities and payables at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Other assets
Receivables from derivative counterparties	$1,380.9	$1,462.4
Deposits on commercial aerospace equipment	710.1	821.7
Accrued interest and dividends	676.3	703.5
Equity and debt investments	449.9	376.2
Investments in and receivables – non-consolidated subsidiaries	239.1	233.8
Repossessed assets and off lease equipment	216.5	226.6
Furniture and fixtures	180.8	190.8
Prepaid expenses	116.4	131.4
Miscellaneous receivables and other assets	910.3	1,026.1

	$4,880.3	$5,172.5

Accrued liabilities and payables
Payables to derivative counterparties	$1,026.6	$1,031.2
Accrued interest payable	618.7	638.6
Accrued expenses	613.5	555.7
Accounts payable	506.5	587.7
Equipment maintenance reserves	464.2	431.8
Security and other deposits	406.8	735.6
Current and deferred taxes*	16.9	715.3
Other liabilities	377.8	500.7

	$4,031.0	$5,196.6

*	The decrease in current and deferred taxes relates primarily to the benefit for income taxes related to the loss on discontinued operation.

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

LIQUIDITY RISK MANAGEMENT

In our 2007 Form 10-K, we discussed our estimated funding requirements for the first half of 2008, which we believed at the time were realistic and achievable. Through the middle of March, we continued to execute secured financings, asset sales and placement of commercial paper. However, events during the first quarter triggered further disruptions in the market that affected the feasibility of that plan. Downgrades in the Company’s short and long-term credit ratings had the practical effect of leaving us without current access to the “A-1/P-1” prime commercial paper market. We concluded that a prudent course of action was to utilize the backup bank facilities we had maintained in the event of a disruption in the commercial paper market. Accordingly, in late March, we drew all of the $7.3 billion of our bank lines to maximize our present and forecasted liquidity position and to provide the Company with the greatest degree of flexibility in executing our liquidity and capital plan.

We have made significant progress in improving the Company’s liquidity and capital position since drawing on our bank lines, including generating over $10 billion of liquidity in the second quarter. This was accomplished through common and preferred equity offerings, secured financings and proactive balance sheet management, including asset sales, syndications and new business volume controls. We also paid down $5.6 billion of senior unsecured notes and substantially all of our commercial paper in the second quarter and CIT Bank expanded its origination and funding of commercial loans.

52	CIT GROUP INC

In July, the Company further bolstered its liquidity position by closing on the sale of our home lending business, executing financings under the aircraft facilities and prepaying $2.1 billion of bank borrowings.

The Company continues to execute on its alternate liquidity plans by analyzing additional asset sales and financing arrangements, expanding its bank deposit strategy and continuing overall balance sheet management, in order to retain its key objectives of maintaining adequate current liquidity and preserving franchise value, while positioning the Company in the future for long-term growth and profitability.

We maintain registration statements covering debt securities that we may sell in the future. At June 30, 2008, 4 billion euros of registered but unissued debt securities were available under our euro medium-term notes program, under which we may issue debt securities and other capital market securities in multiple currencies. In addition, CIT maintains an effective shelf registration with the Securities and Exchange Commission (SEC) for the issuance of senior and subordinate debt, and other capital market securities that has no specific limit on the amount of debt securities that may be issued.

We have committed international local bank lines of $512.7 million to support our international operations and we maintain committed asset-backed facilities and shelf registration statements, which cover a range of assets from equipment to trade accounts receivable. We have committed asset-backed facilities aggregating $14.5 billion, including the addition of the Goldman Sachs facility, covering a variety of asset classes, with approximately $5.2 billion of availability under these facilities as of June 30, 2008. The Goldman Sachs facility is 20 years (or 15 year weighted life), while the tenor of the remaining facilities is generally one year. Our ability to sell assets into the committed asset-backed facilities (other than the Goldman Sachs facility) expires at various dates from 2008 through 2011, with $6.2 billion expiring in the third quarter of 2008, $2.8 billion expiring in the fourth quarter of 2008, $1.9 billion expiring in 2009 and the remainder in 2011. Depending on origination volume expectations and financing in the term securitization markets, we intend to renew each of the outstanding facilities. If we are unable to renew one or more facilities, we will be unable to sell new assets into those facilities, but the assets already held by those facilities will generally remain outstanding and the obligations will be repaid out of cash flows from the assets.

Financing and leasing assets related to continuing operations that were pledged or encumbered totaled $18.9 billion and unencumbered assets totaled $47.6 billion at June 30, 2008. Although the Company has substantial remaining capacity with respect to this funding source, there are limits to the amount of assets that can be encumbered in order to maintain our debt ratings at various levels.

During 2008, deposits at CIT Bank, a Utah industrial bank, decreased by approximately $744 million to $2.0 billion. At June 30, 2008, the bank’s cash and short-term investments were approximately $1 billion, down from $2 billion at December 31, 2007, which is available solely for the bank’s funding and investing requirements pursuant to the bank’s charter. We expect that the Bank will continue redeploying this cash during 2008 by originating certain commercial assets. During 2008 CIT Bank originated approximately $1 billion of commercial loans. Our goal is to increase our total funding base from deposits.

Capital markets dislocations extended into the auction rate note market in 2008 with failed auctions spanning multiple issuers and asset classes. We have $1.2 billion of AAA rated and $150 million of A rated auction rate securities outstanding linked to seasoned student loan securitizations that reset every 28 days. Failed note auctions typically result in the Company paying an average rate of LIBOR plus 1.5% on the AAA rated securities and LIBOR plus 2.5% on the A rated securities.

Our credit ratings are an important factor in meeting our earnings and net finance revenue targets, as better ratings generally correlate to lower cost of funds and broader market access. Below is a summary of our credit ratings at June 30, 2008. The changes for the first half include ratings downgrades from Moody’s, Standard & Poor’s and Fitch and negative reviews (from stable) for DBRS.

Credit Ratings (as of June 30, 2008)

	Short-Term	Long-Term	Outlook
Moody’s	P-2	Baa1	On Review-Negative
Standard & Poor’s	A-2	A-	Negative
Fitch	F2	A-	Negative
DBRS	R-1L	A	On Review-Negative

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

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	53

The following tables summarize significant contractual payments and projected cash collections, and contractual commitments at June 30, 2008:

Payments and Collections by Year, for the twelve month periods ended June 30,(1): (dollars in millions)

	Total	2009	2010	2011	2012	2013+
Commercial Paper	$62.0	$62.0	$–	$–	$–	$–
Bank Lines	7,300.0	4,200.0	2,100.0	1,000.0	–	–
Deposits	2,002.1	1,163.1	538.1	103.7	93.1	104.1
Unsecured notes	44,396.3	10,103.6	4,670.5	4,090.6	6,557.9	18,973.7
Secured borrowings(6)	14,713.1	2,752.5	1,493.2	1,861.4	1,483.5	7,122.5
Junior subordinated notes and convertible debt	1,440.0	–	–	690.0	–	750.0
Credit balances of factoring clients	3,189.7	3,189.7	–	–	–	–
Lease rental expense	375.7	43.9	36.4	32.8	31.1	231.5

Total contractual payments	73,478.9	21,514.8	8,838.2	7,778.5	8,165.6	27,181.8

Finance receivables(2)(6)	53,223.7	12,955.8	6,261.4	5,790.5	5,559.1	22,656.9
Operating lease rental income(3)	6,256.6	1,743.8	1,374.5	983.5	686.2	1,468.6
Finance receivables held for sale(4)	1,016.7	1,016.7	–	–	–	–
Cash - current balance(5)	9,187.0	9,187.0	–	–	–	–
Retained interest in securitizations and other investments	1,216.3	564.9	261.9	284.6	49.8	55.1

Total projected cash collections	70,900.3	25,468.2	7,897.8	7,058.6	6,295.1	24,180.6

Net projected cash collections (payments)	$(2,578.6)	$3,953.4	$(940.4)	$(719.9)	$(1,870.5)	$(3,001.2)

(1)	Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.

(2)	Based upon carrying value, including unearned discount; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.

(3)	Rental income balances include payments from lessees on sale-leaseback equipment. See related CIT payment in schedule below.

(4)	Based upon management’s intent to sell, rather than contractual maturities of underlying assets.

(5)	Includes approximately $1 billion of cash held at our Utah bank that can be used solely by the bank to originate loans or repay deposits.

(6)	Non-recourse secured borrowings are generally repaid in conjunction with the pledged receivable maturities. For student lending receivables, due to certain reporting limitations, the repayment of both the receivable and borrowing includes a prepayment component.

Commitment Expiration by twelve month periods ended June 30 (dollars in millions)

	Total	2009	2010	2011	2012	2013+
Credit extensions	$8,594.8	$1,522.9	$879.1	$1,185.3	$1,470.7	$3,536.8
Aircraft purchases	7,736.0	1,282.0	906.0	1,095.0	1,102.0	3,351.0
Letters of credit	1,105.3	968.3	63.9	3.9	14.5	54.7
Sale-leaseback payments	1,816.8	142.4	145.7	150.0	145.9	1,232.8
Manufacturer purchase commitments	573.4	539.9	33.5	–	–	–
Guarantees, acceptances and other recourse obligations	218.9	216.4	–	–	–	2.5
Liabilities for unrecognized tax obligations(1)	192.3	40.0	152.3	–	–	–

Total contractual commitments	$20,237.5	$4,711.9	$2,180.5	$2,434.2	$2,733.1	$8,177.8

(1)	The balance can not be estimated past 2009, therefore the remaining balance is reflected in 2010. See Income Taxes section for discussion of unrecognized tax obligations.

Available commitments to extend credit declined from $13.1 billion at year end to $8.6 billion at June 30, 2008, as $4.5 billion was sold, utilized or expired during the first half, including approximately $2 billion sold in conjunction with liquidity initiatives. Included in the June balance are approximately $1.5 billion in vendor program lines that require CIT approval following an asset purchase by the customer, and approximately $1.0 billion in credit lines that are currently unavailable due to requirements for asset / collateral availability or covenant conditions. Commitments in the table above do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

54	CIT GROUP INC

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

An immediate hypothetical 100 basis point increase in the yield curve on July 1, 2008 would increase our net income by an estimated $26 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause a decrease in our net income of a like amount. A 100 basis point increase in the yield curve on July 1, 2007 would have reduced our net income by an estimated $13 million after tax, while a corresponding decrease in the yield curve would have increased our net income by a like amount.

An immediate hypothetical 100 basis point increase in the yield curve on July 1, 2008 would increase our economic value by $542 million before income taxes. A 100 basis point increase in the yield curve on July 1, 2007 would have increased our economic value by $178 million before income taxes.

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

Principal and Interest Rates Before and After Interest Rate Swaps (dollars in millions)

	Before Swaps		After Swaps
Quarter Ended June 30, 2008
Variable-rate senior notes and secured borrowings	$38,828.8	3.90%	$42,655.9	4.27%
Fixed-rate senior and subordinated notes and deposits	34,072.7	5.25%	30,245.6	5.23%

Composite	$72,901.5	4.53%	$72,901.5	4.67%

Quarter Ended June 30, 2007
Commercial paper, variable-rate senior notes and secured borrowings	$35,578.4	5.40%	$37,233.4	5.47%
Fixed-rate senior and subordinated notes and deposits	32,605.7	5.52%	30,950.7	5.60%

Composite	$68,184.1	5.46%	$68,184.1	5.53%

Six Months Ended June 30, 2008
Commercial paper, variable-rate senior notes and secured borrowings	$37,310.4	4.25%	$40,386.4	4.59%
Fixed-rate senior and subordinated notes and deposits	34,261.7	5.56%	31,185.7	5.61%

Composite	$71,572.1	4.88%	$71,572.1	5.03%

Six Months Ended June 30, 2007
Commercial paper, variable-rate senior notes and secured borrowings	$32,731.4	5.60%	$35,062.6	5.46%
Fixed-rate senior and subordinated notes and deposits	32,719.7	5.59%	30,388.5	5.66%

Composite	$65,451.1	5.47%	$65,451.1	5.55%

The weighted average interest rates before swaps do not necessarily reflect the interest expense that we would have incurred over the life of the borrowings had we managed the interest rate risk without the use of such swaps.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	55

The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

Interest Rate Sensitive Assets and Liabilities Before and After Swaps

	Before Swaps		After Swaps
	Fixed rate	Floating rate	Fixed rate	Floating rate
June 30, 2008
Assets	45%	55%	45%	55%
Liabilities	57%	43%	52%	48%
December 31, 2007
Assets	50%	50%	50%	50%
Liabilities	50%	50%	48%	52%

The June asset and liability mix reflects the impact of our discontinued operation while December is unchanged from prior disclosure.

Total interest sensitive assets were $63.8 billion and $72.6 billion at June 30, 2008 and December 31, 2007. Total interest sensitive liabilities were $57.3 billion and $65.3 billion at June 30, 2008 and December 31, 2007.

SECURED BORROWINGS AND ON-BALANCE SHEET SECURITIZATION TRANSACTIONS

As discussed in Liquidity Risk Management, capital markets dislocations that affected us in the second half of 2007 and into 2008 caused us to utilize the asset-backed markets primarily to satisfy our funding requirements. In addition to the off-balance sheet securitization transactions, we raised proceeds during the quarter and six months from on-balance sheet financings including:

Proceeds from Secured Borrowings (dollars in millions)

	Quarter Ended June 30, 2008	Six Months Ended June 30, 2008
Variable Rate:
Transportation Finance – Rail	$–	$850.0
Corporate Finance	–	644.7
Consumer (student lending)	–	453.9
Vendor Finance (acquisition financing)	189.4	307.9
Trade Finance (factoring receivable)	–	169.4

Variable Rate	189.4	2,425.9

Fixed Rate:
Corporate Finance	370.1	370.1
Vendor Finance	53.5	53.5

Fixed Rate	423.6	423.6

Total	$613.0	$2,849.5

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

56	CIT GROUP INC

The following table summarizes the assets pledged / encumbered and the related secured borrowings. Amounts do not include non-recourse borrowings related to leveraged lease transactions.

Pledged Asset Summary (dollars in millions)

	June 30, 2008		December 31, 2007
	Assets Pledged	Secured Borrowing	Assets Pledged	Secured Borrowing

Consumer (student lending)	$10,083.2	$9,690.0	$9,079.4	$9,437.5
Trade Finance (factoring receivable)(1)	4,443.4	1,300.0	5,222.8	1,262.5
Vendor Finance (acquisition financing)	1,470.2	1,250.0	1,491.3	1,312.3
Corporate Finance(2)	1,441.9	1,368.9	370.0	370.0
Corporate Finance (energy project finance)	254.2	254.2	262.1	262.1
Transportation Finance – Rail(3)	1,254.7	850.0	–	–

Total	$18,947.6	$14,713.1	$16,425.6	$12,644.4

(1)	Excludes credit balances of factoring clients.

(2)	Includes financing executed via total return swaps, under which CIT retains control of, and the full risk related to, these loans.

(3)	Equipment under operating lease.

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Program

We have historically funded asset originations on our balance sheet by accessing various sectors of the capital markets, including the term debt, commercial paper markets and an array of securitization programs, including both asset-backed commercial paper and term structures. The recent capital markets dislocation has caused us to rely more heavily on securitization, including structures that are accounted for as secured financings / on-balance sheet pursuant to SFAS 140.

The following tables summarize data relating to our securitization programs qualifying for sale / off-balance sheet accounting pursuant to SFAS 140. See Form 10-K for the year ended December 31, 2007 for a description of our securitization programs.

Securitized Assets (dollars in millions)

	June 30, 2008	December 31, 2007

Securitized Assets:
Vendor Finance	$3,642.2	$4,104.0
Corporate Finance	1,210.5	1,526.7

Total securitized assets	$4,852.7	$5,630.7

Securitized assets as a % of managed assets	6.8%	7.7%

Volume Securitized (dollars in millions)

	Quarters Ended June 30,
	2008	2007
Vendor Finance	$483.6	$764.8
Corporate Finance	–	183.9

Total volume securitized	$483.6	$948.7

	Six Months Ended June 30,
	2008	2007
Vendor Finance	$1,070.3	$1,787.6
Corporate Finance	–	263.2

Total volume securitized	$1,070.3	$2,050.8

Our retained interests had a carrying value at June 30, 2008, of $1.2 billion. Retained interests are subject to credit and prepayment risk. As of June 30, 2008, approximately 75% of our outstanding securitization pool balances are in conduit structures. Securitized assets are subject to the same credit granting and monitoring processes as our owned portfolio.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	57

The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2008 were as follows:

	Vendor Finance/Corporate Finance
	Consumer Equipment Leases	Commercial Equipment Leases	Small Business Lending

Weighted average prepayment speed	45.3%	8.3%	No activity
Weighted average expected credit losses(1)	0.0%	0.9%	No activity
Weighted average discount rate	5.9%	9.0%	No activity
Weighted average life (in years)	1.3	1.9	No activity

The key assumptions used in measuring the fair value of retained interests in securitized assets at June 30, 2008, were as follows:

	Vendor Finance/Corporate Finance
	Consumer Equipment Leases	Commercial Equipment Leases	Small Business Lending

Weighted-average life (in years)	1.5	1.4	3.6
Weighted average prepayment speed	43.5%	8.9%	17.2%
Weighted average expected credit losses(1)	0.0%	1.1%	2.7%
Weighted average discount rate	7.4%	9.1%	14.0%
Retained subordinated securities	$190.1	$232.7	$45.2
Interest only securities	288.3	34.9	8.8
Cash reserve accounts	296.3	101.9	11.1

Carrying value	$774.7	$369.5	$65.1

(1)	The weighted average expected credit losses is zero based on a contractual recourse agreement with a third party asset originator.

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

58	CIT GROUP INC

CAPITALIZATION

Capital Structure (dollars in millions)

	June 30, 2008	December 31, 2007

Common stockholders’ equity	$5,079.7	$6,460.6
Preferred stock	1,075.0	500.0
Junior subordinated notes	750.0	750.0
Convertible debt (“Equity Units”)	690.0	690.0

Total capital	7,594.7	8,400.6
Senior unsecured debt	44,458.3	52,188.1
Bank credit facilities(1)	7,300.0	–
Non-recourse, secured borrowings(2)	14,713.1	12,644.4
Deposits	2,002.1	2,745.8

Total capitalization	$76,068.2	$75,978.9

Goodwill and other intangible assets	$(1,165.6)	$(1,152.5)
Equity adjustments	$37.6	$88.8
Total tangible common equity	$3,951.7	$5,396.9
Total tangible capital	$6,466.7	$7,336.9
Total tangible capitalization	$74,940.2	$74,915.2
Book value per common share	$17.94	$34.48
Tangible book value per common share	$13.86	$28.42
Tangible capital to managed assets	9.02%	8.82%

(1)	See Liquidity section of Risk Management for detail on the drawn bank facilities.

(2)	See “On-balance Sheet Securitization Transactions” section for details.

We employ a comprehensive capital allocation framework to determine our capital requirements. Our capital assessments address credit, operational and market risks, with capital assigned to cover each of these risks. Credit risk comprises the largest component of required capital and is assessed utilizing our credit risk management systems, which capture probabilities of default and loss given default for each obligor within our sub-portfolios. The result is a capital allocation for each sub-portfolio ranging from U.S. government guaranteed student loans at the low end to aerospace leasing at the high end of the range of capital requirements.

The Tangible Capital to Managed Assets ratio increased to 9.02% from 8.82% at December 31, 2007. Based upon our capital allocation framework and associated portfolio mix, including a greater proportion of U.S. Government guaranteed student loans, we determined a capital ratio target, defined as Tangible Capital to Managed Assets, of approximately 8.5%.

Capital and Funding

CIT has certain preferred stock and junior subordinated notes outstanding. The terms of these securities restrict us from declaring dividends or paying interest on the securities, as applicable, if, among other things, our rolling four quarters fixed charge ratio is less than 1.10, or if our tangible capital to managed asset ratio is less than 5.50%. Our fixed charge ratio for the twelve months ended June 30, 2008 was approximately 1.11. In addition, if we do not pay dividends or interest on such securities, we are also prohibited from paying dividends on our common stock. Our preferred stock and junior subordinated notes provide, however, that we may pay dividends and interest on those securities with any net proceeds that we have received from the sale of common stock during specified time periods prior to the declaration of the dividend or the payment of interest.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	59

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

The common stock offering was priced at $11.00 per share. The net proceeds from the common stock offering, including the portion of the overallotment option exercised, were approximately $978 million, after deducting underwriting commissions and expenses.

The net proceeds from the convertible preferred stock offering, including the overallotment option, were approximately $558 million, after deducting underwriting commissions and expenses. The convertible preferred stock pays, only when, as and if declared by CIT’s board of directors or a duly authorized committee of the board, cash dividends on each March 15, June 15, September 15 and December 15, beginning on June 15, 2008, at a rate per annum equal to 8.75%, payable quarterly in arrears on a non-cumulative basis. Each share of convertible preferred stock is convertible at any time, at the holder’s option, into 3.9526 shares of CIT common stock, plus cash in lieu of fractional shares, (equivalent to an initial conversion price of approximately $12.65 per share of CIT’s common stock). The conversion rate is subject to customary anti-dilution adjustments and may also be adjusted upon the occurrence of certain other events. In addition, on or after June 20, 2015, CIT may cause some or all of the convertible preferred stock to convert provided that CIT’s common stock has a closing price exceeding 150% of the then applicable conversion price for 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We consider accounting estimates relating to the following to be critical in applying our accounting policies:

•	Reserve for Credit Losses

•	Impaired Loans

•	Fair Value Determinations

•	Retained Interests in Securitizations

•	Lease Residual Values

•	Goodwill and Intangible Assets

•	FIN 48 Liabilities and Tax Reserves and Allowances

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from what was described in our 2007 Annual Report on Form 10-K.

60	CIT GROUP INC

STATISTICAL DATA

Statistical Data Six Months Ended (dollars in millions)

	2008	2007
Finance revenue	8.94%	10.14%
Interest expense	(4.86)%	(5.54)%
Depreciation on operating lease equipment	(1.77)%	(1.88)%

Net finance revenue	2.31%	2.72%
Provision for credit losses	(1.23)%	(0.17)%

Net finance revenue, after credit provision	1.08%	2.55%
Valuation allowance for assets held for sale	(0.32)%	(0.08)%

Net finance revenue, after credit provision and valuation allowance	0.76%	2.47%
Other income	1.03%	2.77%

Total net revenue after valuation allowance	1.79%	5.24%
Salaries and general operating expenses	(1.91)%	(2.30)%
Provision for severance and facilities exiting activities	(0.26)%	(0.12)%
Loss on debt and debt-related derivative extinguishments	(0.44)%	(0.47)%

(Loss) income from continuing operations before provision for income taxes	(0.82)%	2.35%
Benefit (provision) for income taxes	0.23%	(0.56)%
Minority interest, after tax	(0.04)%	–

Net (loss) income from continuing operations before preferred stock dividends	(0.63)%	1.79%
Preferred stock dividends	(0.07)%	(0.05)%

Net (loss) income from continuing operations (attributable) available to common stockholders	(0.70)%	1.74%

Average Earning Assets	$64,996.4	$59,151.0

INTERNAL CONTROLS

The Internal Controls Committee is responsible for monitoring and improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“SARBOX”). The committee, which is chaired by the Controller, includes the Vice Chairman and Chief Financial Officer, the Acting Director of Internal Audit and other senior executives in finance, loan review and information technology.

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

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	61

Non-GAAP Reconciliations (dollars in millions)

	June 30, 2008	December 31, 2007

Managed assets(1)
Finance receivables	$53,223.7	$53,760.9
Operating lease equipment, net	12,342.4	12,610.5
Financing and leasing assets held for sale	1,016.7	1,260.2
Equity and venture capital investments (included in other assets)	258.9	165.8

Total financing and leasing portfolio assets	66,841.7	67,797.4
Securitized assets	4,852.7	5,630.7

Managed assets	$71,694.4	$73,428.1

Earning assets(2)
Total financing and leasing portfolio assets	$66,841.7	$67,797.4
Credit balances of factoring clients	(3,189.7)	(4,542.2)

Earning assets	$63,652.0	$63,255.2

Total tangible capital(3)
Total common stockholders’ equity	$5,079.7	$6,460.6
Other comprehensive loss (income) relating to derivative financial instruments	40.9	96.6
Unrealized gain on securitization investments	(3.3)	(7.8)
Goodwill and intangible assets	(1,165.6)	(1,152.5)

Tangible common stockholders’ equity	3,951.7	5,396.9
Preferred stock	1,075.0	500.0
Junior subordinated notes and convertible debt	1,440.0	1,440.0

Total tangible stockholders’ equity	$6,466.7	$7,336.9

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total net revenues(4)
Net Finance Revenue after Depreciation	$382.0	$421.7	$751.5	$804.0
Other Income	155.3	500.8	333.8	817.8

Total net revenues	$537.3	$922.5	$1,085.3	$1,621.8

(1)	Managed assets are utilized in certain credit and expense ratios. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.

(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.

(3)	Total tangible stockholders’ equity is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive losses/income relating to derivative financial instruments and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts that will be realized.

(4)	Total net revenues are the combination of net finance revenues and other income.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking

62	CIT GROUP INC

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

ITEM 4. Controls and Procedures

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures and have concluded that such procedures are effective as of June 30, 2008.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	63

Part II—Other Information

ITEM 1. Legal Proceedings

SECURITIES CLASS ACTION

On July 25, 2008, a putative class action lawsuit, asserting claims under the Securities Exchange Act of 1934 (the “1934 Act”), was filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and its Chief Financial Officer. The lawsuit alleges violations of Section 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder. In particular, the lawsuit alleges that during the putative class period from April 18, 2007 to March 5, 2008 the Company made false and misleading statements and or omissions about its financial condition, specifically by failing to account in its financial statements for private student loans related to a pilot training school, which plaintiff alleges were highly unlikely to be repaid and should have been written off. The lawsuit was brought on behalf of all those who purchased CIT common stock during the putative class period, and seeks, among other relief, unspecified damages and interest.

CIT believes that the allegations in this action are without merit and intends to vigorously defend this action.

PILOT TRAINING SCHOOL BANKRUPTCY

In February 2008, a pilot training school filed for bankruptcy and ceased operating. Our student lending business, Student Loan Xpress (“SLX”), had originated private (non-government guaranteed) loans to students of the school, which totaled approximately $196.8 million in principal and accrued interest as of December 31, 2007. We ceased originating new loans to students of this school in mid-May 2007, but a majority of our student borrowers have not yet completed their training. Collectibility of the outstanding principal and interest on the balance of the loans, whether or not they have reached payment status, will depend on a number of factors, including the student’s current ability to repay the loan, whether a student has completed the pilot licensing requirements, whether a student can complete any remaining education requirements at another institution (including making further tuition payments and accessing previous education records) and satisfy any remaining licensing requirements. The Company’s reserve for credit losses at June 30, 2008 includes $126.5 million relating to this exposure.

After the school filed for bankruptcy, and ceased operations, lawsuits, including four putative class action lawsuits, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws. In addition, several other attorneys who purport to represent student borrowers have contacted SLX and threatened litigation if their clients do not receive relief with respect to their debts to SLX. The Attorneys General of several states have informed SLX that they are reviewing the impact of the pilot training school’s bankruptcy on the student borrowers and any possible role of SLX. CIT is currently evaluating each of the pending and threatened lawsuits and is cooperating in each of the Attorneys General inquiries. We believe that we have good defenses in each of these pending and threatened matters and with respect to the Attorneys General inquiries. However, since the loans are unsecured and uncertainties exist regarding collection, management continues to evaluate options for resolving these matters as expeditiously as possible.

STUDENT LOAN INVESTIGATIONS

SLX, a subsidiary of CIT, was engaged in the student lending business. In connection with investigations into (i) the relationships between student lenders and the colleges and universities that recommend such lenders to their students, and (ii) the business practices of student lenders, CIT and/or SLX have received requests for information from several state Attorneys General and several federal governmental agencies. In May, 2007, CIT entered into an Assurance of Discontinuance (the “AOD”) with the New York Attorney General (the “NYAG”), pursuant to which CIT contributed $3.0 million into a fund established to educate students and their parents concerning student loans and agreed to cooperate with the NYAG’s investigation, in exchange for which, the NYAG agreed to discontinue its investigation concerning certain alleged conduct by SLX. CIT is fully cooperating with the remaining investigations.

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

64	CIT GROUP INC

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

Our ability to satisfy our cash needs may also be constrained by regulatory or contractual restrictions on the manner in which we may use portions of our cash on hand. For example, our total cash position at June 30, 2008 includes cash and short-term investments at our Utah bank and restricted cash largely related to securitization transactions. The cash and investments at our Utah bank are available solely for the bank’s funding and investment requirements. The restricted cash related to securitization transactions is available solely for payments to certificate holders. The cash and investments of the bank and the restricted cash related to securitization transactions cannot be transferred to or used for the benefit of any other affiliate of ours.

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

MEASURES DESIGNED TO ENHANCE OUR LIQUIDITY MAY BE UNSUCCESSFUL.

We are in process of executing on a number of measures designed to enhance our liquidity position, including potential asset sales, or secured financings and evaluating strategic alternatives for our $4 billion rail leasing business. These measures are subject to a number of uncertainties, and there can be no assurance that any or all of them will be undertaken and if undertaken, completed. Further, if any or all of these measures are undertaken, they may not achieve their anticipated benefits. The failure to successfully implement our liquidity enhancement measures could have a material adverse effect on our business. We may also raise additional equity capital through the sale of common stock, preferred stock, or securities that are convertible into common stock. There are no restrictions on entering into the sale of any such equity securities in either public or private transactions, except that any private transaction involving more than 20% of the shares outstanding will require shareholder approval. The terms of any such equity transactions may subject existing security holders to potential subordination or dilution and may involve a change in governance.

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

Item 1A: Risk Factors	65

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

Under the applicable accounting rules, goodwill is not amortized and is carried on our books at its original value, subject to periodic review and evaluation for impairment, whereas intangible assets are amortized over the life of the asset. Our common stock has been trading below both our book value and tangible book value per share for three consecutive quarters. As a result, we expect to conduct impairment reviews each quarter for the foreseeable future. If, as a result of our periodic review and evaluation of our goodwill and intangible assets for potential impairment, we determine that changes in the business itself, the economic environment including business valuation levels and trends, or the legislative or regulatory environment have adversely affected either the fair value of the business or the fair value of our individual segments, we may be required to take an impairment charge to the extent that the carrying values of our goodwill or intangible assets exceeds the fair value of the business in the three segments with goodwill and intangible assets. Also, if we sell a business for less than the book value of the assets sold, plus any goodwill or intangible assets attributable to that business, we may be required to take an impairment charge on all or part of the goodwill and intangible assets attributable to that business. If market and economic conditions deteriorate further, this could increase the likelihood that we will need to record additional impairment charges.

While we have a plan to restore our business fundamentals to levels that would support our book value and tangible book value per share, we have no assurance that the plan will be achieved or that the market price of our common stock will increase to such levels in the foreseeable future. In that event, we may be required to take an impairment charge to the extent the carrying value of our goodwill exceeds the fair value of our overall business.

66	CIT GROUP INC

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

We are currently executing on a number of measures designed to enhance our liquidity position, including potential asset sales or secured financings, as well as evaluating strategic alternatives for our $4 billion rail leasing business. There can be no assurance that we will be successful in completing all or any of these transactions. These transactions, if completed, will shrink our business and it is not currently part of our long-term strategy to replace the volume associated with these businesses. From time to time, we also receive inquiries from third parties regarding our potential interest in disposing of other types of assets, such as student lending, other commercial finance or vendor finance assets, which we may or may not choose to pursue.

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

ADVERSE FINANCIAL RESULTS OR OTHER FACTORS MAY LIMIT OUR ABILITY TO PAY DIVIDENDS.

Our board of directors decides whether we will pay dividends on our common stock. That decision depends upon, among other things, general economic and business conditions, our strategic and operational plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, our credit ratings, and such other factors as the board of directors may consider to be relevant. If any of these factors are adversely affected, it may impact our ability to pay dividends on our common stock. During the fist quarter of 2008, our board of directors reduced the quarterly dividend on our common stock by 60%, to $0.10 per share, and our board of directors could determine to further reduce or eliminate dividends payable on our common stock in the future.

In addition, the terms of our preferred stock and junior subordinated notes restrict our ability to pay dividends on our common stock if we do not make distributions on our preferred stock and junior subordinated notes. Further, we are prohibited from declaring dividends on our preferred stock and from paying interest on our junior subordinated notes if we do not meet certain financial tests, provided that the limitation does not apply if we pay such dividends and interest out of net proceeds that we have received from the sale of common stock. While we were in compliance for the second quarter of 2008, we were not in compliance with these financial tests for the prior three fiscal quarters. We sold common stock to cover such dividend and interest payments during the fourth quarter of 2007 and the first quarter of 2008, and we obtained a forward commitment from two investment banks to purchase additional shares, at our option, in the second and third quarters of 2008. If we are unable to sell our common stock in the future, and we continue to fail to meet the requisite financial tests, then we will be prohibited from declaring dividends on our preferred stock, paying interest on our junior subordinated notes, or declaring dividends on our common stock.

COMPETITION FROM BOTH TRADITIONAL COMPETITORS AND NEW MARKET ENTRANTS MAY ADVERSELY AFFECT OUR RETURNS, VOLUME AND CREDIT QUALITY.

Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. We have a wide variety of competitors that include

Item 1A: Risk Factors	67

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

U.S. generally accepted accounting principles require that income earned from foreign subsidiaries should be treated as being taxed as if they were distributed to the parent company, unless those funds are permanently reinvested outside the United States. To meet this permanent reinvestment standard, company must show that there is no foreseeable need for the funds by the parent company and that there is a specific plan for reinvestment of the undistributed earnings of the funds by the subsidiary. Federal income taxes have not been provided on approximately $1.4 billion of cumulative earnings of foreign subsidiaries that we have determined to be permanently reinvested. If we sell a foreign business or significant foreign assets, we may not be able to redeploy some or all of the funds generated from a sale outside the United States and would be required to treat the funds as repatriated to us currently for purposes of GAAP. While it is not practicable to estimate the amount of tax that we would have to provide for under GAAP in such an event, the impact on us may be material.

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

68	CIT GROUP INC

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or issue any unregistered equity securities during the quarter ended June 30, 2008, as shown in the following table:

			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
	Total Number of Shares Purchased	Average Price Paid Per Share

Balance at March 31, 2008	23,443,704		–	689,096

April 1 – 30, 2008	–	–	–
May 1 – 31, 2008	–	–	–
June 1 – 30, 2008	–	–	–

Total Purchases	–

Reissuances(1)	102,285

Balance at June 30, 2008	23,341,419

(1)	Includes the issuance of shares of our common stock pursuant to repurchase agreement and for the employee stock purchase plan.

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

Item 1A: Risk Factors	69

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits
(a)	Exhibits

	3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

	3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form 8-K filed by CIT on January 17, 2008).

	3.3	Certificate of Designations relating to the Company’s 6.350% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

	3.4	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

	3.5	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 3.1 to Form 8-K filed by CIT on April 25, 2008).

	4.1	Form of Certificate of Common Stock of CIT (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

	4.2	Indenture dated as of August 26, 2002 by and among CIT Group Inc., J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.), as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

	4.3	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (incorporated by reference to Exhibit 4.4 to Form S-3/A filed by CIT on October 28, 2004).

	4.4	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.5 to Form S-3/A filed by CIT on October 28, 2004).

	4.5	Certain instruments defining the rights of holders of CIT’s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis, have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

	4.6	5-Year Credit Agreement, dated as of October 10, 2003 among J.P. Morgan Securities Inc., a joint lead arranger and bookrunner, Citigroup Global Markets Inc., as joint lead arranger and bookrunner, JP Morgan Chase Bank as administrative agent, Bank

70	CIT GROUP INC

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

71

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

10.13*	CIT Group Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by CIT on May 12, 2008).

10.14*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed by CIT on May 15, 2006).

10.15*	Employment Agreement, dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed by CIT on September 5, 2006).

10.16*	Amendment to Employment Agreement for Jeffrey M. Peek dated December 10, 2007 (incorporated by reference to Exhibit 10.23 to Form 10-K filed by CIT on February 29, 2008).

10.17*	Forms of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreements (incorporated by reference to Exhibit 10.19 to Form 10-K filed by CIT on February 29, 2008).

10.18*	Forms of CIT Group Inc. Long-Term Incentive Plan Performance Share Award Agreements (incorporated by reference to Exhibit 10.20 to Form 10-K filed by CIT on March 1, 2007).

10.19*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.21 to Form 10-K filed by CIT on March 1, 2007).

10.20*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreements (incorporated by reference to Exhibit 10.22 to Form 10-K filed by CIT on March 1, 2007).

10.21*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to Form 10-K filed by CIT on March 1, 2007).

10.22	Forward Equity Commitment dated October 16, 2007 from Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc. to CIT Group Inc. relating to the issuance of common stock in connection with the payment of dividends on certain preferred stock and interest on certain junior subordinated notes (incorporated by reference to Exhibit 10.29 to Form 10-K filed by CIT on March 1, 2007).

72	CIT GROUP INC

10.23*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Retention Award Agreement (incorporated by reference to Exhibit 99.1 to Form 8-K filed by CIT on January 22, 2008).

10.24*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreement (incorporated by reference to Exhibit 10.24 to Form 10-Q filed by CIT on May 12, 2008).

10.25*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.25 to Form 10-Q filed by CIT on May 12, 2008).

10.26*	Form of CIT Group Inc. Long-Term Incentive Plan Performance-Accelerated Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.26 to Form 10-Q filed by CIT on May 12, 2008).

10.27*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed by CIT on May 12, 2008).

10.28*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed by CIT on May 12, 2008).

10.29*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed by CIT on May 12, 2008).

10.30*	CIT Executive Severance Plan As Amended and Restated Effective as of January 1, 2008 (incorporated by reference to Exhibit 10.30 to Form 10-Q filed by CIT on May 12, 2008).

10.31*	Amended and Restated Employment Agreement Joseph M. Leone dated as of May 8, 2008 (incorporated by reference to Exhibit 10.31 to Form 10-Q filed by CIT on May 12, 2008).

10.32*	Employment Agreement, dated February 16, 2005, between CIT Group Inc. and Walter J. Owens.

10.33*	Employment Agreement, dated June 16, 2008, between CIT Group Inc. and Alexander T. Mason.

10.34**	Confirmation; Credit Support Annex and ISDA Schedule, each dated June 6, 2008 and between CIT Financial Ltd. and Goldman Sachs International evidencing a $3 billion securities based financing facility.

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey M. Peek pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Leone pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

73

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2008

CIT GROUP INC.

By: /s/ Joseph M. Leone
Joseph M. Leone
Vice Chairman and Chief Financial Officer

By: /s/ William J. Taylor
William J. Taylor
Executive Vice President, Controller
and Principal Accounting Officer

74	CIT GROUP INC