Form 10-Q
period 2008-09-30
CIT GROUP INC
filed 2008-11-10
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d)	or	| |	Transition Report Pursuant to Section 13 or 15(d)
	of the Securities Exchange Act of 1934			of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were 285,538,849 shares of the registrant’s common stock outstanding.

CONTENTS

Part One—Financial Information:
ITEM 1.	Consolidated Financial Statements
	Consolidated Balance Sheets (Unaudited)	2
	Consolidated Statements of Income (Unaudited)	3
	Consolidated Statement of Stockholders’ Equity (Unaudited)	4

	Consolidated Statements of Cash Flows (Unaudited)	5
	Notes to Consolidated Financial Statements	6-33
ITEM 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations
	and
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	34-67
ITEM 4.	Controls and Procedures	67

Part Two—Other Information:
ITEM 1.	Legal Proceedings	68-69
ITEM 1A	Risk Factors.	69-73
ITEM 2.	Unregistered Sales of Equity Securities and
	Use of Proceeds	74
ITEM 3.	Defaults Upon Senior Securities	74
ITEM 4.	Submission of Matters to a Vote of Security Holders	74
ITEM 5.	Other Information	74
ITEM 6.	Exhibits	75-78
Signatures		79

Table of Contents	1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) – Assets (dollars in millions – except share data)

	September 30, 2008	December 31, 2007
Financing and leasing assets held for investment:
Finance receivables, including receivables pledged of $21,616.1 and $16,425.6	$54,534.0	$53,760.9
Reserve for credit losses	(855.7)	(574.3)

Net finance receivables	53,678.3	53,186.6
Operating lease equipment, net	12,359.5	12,610.5
Financing and leasing assets held for sale	607.0	1,260.2
Cash and cash equivalents, including $904.7 and $479.2 restricted	7,426.1	6,752.5
Retained interests in securitizations	1,212.4	1,170.0
Goodwill and intangible assets, net	688.7	1,152.5
Other assets	4,829.1	5,172.5
Assets of discontinued operation	44.2	9,308.6

Total Assets	$80,845.3	$90,613.4

CONSOLIDATED BALANCE SHEETS – Liabilities and Stockholders’ Equity

Debt:
Commercial paper	$–	$2,822.3
Bank credit facilities	5,200.0	–
Secured borrowings	16,827.2	12,644.4
Senior unsecured notes	42,197.1	49,365.8
Junior subordinated notes	1,440.0	1,440.0

Total debt	65,664.3	66,272.5
Deposits	2,248.3	2,745.8
Credit balances of factoring clients	3,551.7	4,542.2
Accrued liabilities and payables	3,611.7	5,196.6
Liabilities of discontinued operation	–	4,838.2

Total Liabilities	75,076.0	83,595.3
Commitments and Contingencies (Notes 1, 7, 13 and 14)
Minority interest	53.3	57.5
Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized
Issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	350.0
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	150.0
Series C 11,500,000 with a liquidation preference of $50 per share	575.0	–
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 308,727,806 and 214,390,177	3.1	2.1
Outstanding: 285,499,225 and 189,925,903
Paid-in capital, net of deferred compensation of $44.5 and $34.4	11,272.8	10,453.9
Accumulated deficit	(5,608.7)	(2,949.8)
Accumulated other comprehensive income	139.9	194.8
Less: treasury stock, 23,228,581 and 24,464,574 shares, at cost	(1,166.1)	(1,240.4)

Total Common Stockholders’ Equity	4,641.0	6,460.6

Total Stockholders’ Equity	5,716.0	6,960.6

Total Liabilities and Stockholders’ Equity	$80,845.3	$90,613.4

See Notes to Consolidated Financial Statements.

2	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (dollars in millions – except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Finance revenue	$1,399.9	$1,601.7	$4,305.3	$4,599.3
Interest expense	(765.3)	(878.6)	(2,344.5)	(2,516.3)
Depreciation on operating lease equipment	(284.7)	(304.7)	(859.4)	(860.6)

Net finance revenue	349.9	418.4	1,101.4	1,222.4
Provision for credit losses	(210.3)	(63.9)	(609.2)	(112.4)

Net finance revenue, after credit provision	139.6	354.5	492.2	1,110.0
Valuation allowance for receivables held for sale	–	–	(103.9)	(22.5)

Net finance revenue, after credit provision and valuation allowance	139.6	354.5	388.3	1,087.5
Other income	142.7	276.9	476.5	1,094.8

Total net revenue, after valuation allowance	282.3	631.4	864.8	2,182.3
Salaries and general operating expenses	(306.2)	(343.4)	(928.0)	(1,026.4)
Goodwill and intangible asset impairment charges	(455.1)	–	(455.1)	–
Provision for severance and facilities exiting activities	(28.4)	(2.3)	(114.5)	(37.2)
Gain (loss) on debt and debt-related derivative extinguishments	–	–	(142.6)	(139.3)

(Loss) income from continuing operations before provision for income taxes and minority interest	(507.4)	285.7	(775.4)	979.4
Benefit (provision) for income taxes	206.3	(76.1)	281.5	(248.4)
Minority interest, after tax	(0.5)	(1.1)	(11.3)	(1.4)

Net (loss) income from continuing operations, before preferred stock dividends	(301.6)	208.5	(505.2)	729.6

Income (loss) from discontinued operation before income taxes	42.1	(419.0)	(2,704.8)	(1,111.9)
(Provision) benefit for income taxes	(37.7)	171.7	595.4	424.5

Income (loss) from discontinued operation	4.4	(247.3)	(2,109.4)	(687.4)

Net (loss) income before preferred stock dividends	(297.2)	(38.8)	(2,614.6)	42.2
Preferred stock dividends	(20.1)	(7.5)	(44.3)	(22.5)

Net (loss) income (attributable) available to common stockholders	$(317.3)	$(46.3)	$(2,658.9)	$19.7

Basic Earnings Per Common Share data
Income(loss) from continuing operations	$(1.13)	$1.06	$(2.22)	$3.68
(Loss) income from discontinued operation	0.02	(1.30)	(8.54)	(3.58)

Net (loss) income	$(1.11)	$(0.24)	$(10.76)	$0.10

Diluted Earnings Per Common Share data
Income(loss) from continuing operations	$(1.13)	$1.05	$(2.22)	$3.63
(Loss) income from discontinued operation	0.02	(1.29)	(8.54)	(3.53)

Net (loss) income	$(1.11)	$(0.24)	$(10.76)	$0.10

Average number of shares – basic (thousands)	285,509	189,930	247,191	191,946
Average number of shares – diluted (thousands)	285,509	191,527	247,191	194,933
Dividends per common share	$0.10	$0.25	$0.45	$0.75

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial Statements	3

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2007	$500.0	$2.1	$10,453.9	$(2,949.8)	$194.8	$(1,240.4)	$6,960.6

Net loss before preferred stock dividends				(2,614.6)			(2,614.6)
Foreign currency translation adjustments					(89.3)		(89.3)
Change in fair values of derivatives qualifying as cash flow hedges					38.9		38.9
Unrealized loss on available for sale equity and securitization investments, net					(1.0)		(1.0)
Changes in benefit plan net gain (loss) and prior service (cost) credit, net of tax					(3.5)		(3.5)

Total comprehensive loss							(2,669.5)

Cash dividends – common			(105.9)				(105.9)
Cash dividends – preferred				(44.3)			(44.3)
Restricted stock expense			(3.4)			(4.7)	(8.1)
Stock option expense			15.7				15.7
Issuance of stock	575.0	1.0	958.9			–	1,534.9
Stock issuance pursuant to repurchase agreement			(33.8)			65.0	31.2
Employee stock purchase plan participation, other			(12.6)			14.0	1.4

September 30, 2008	$1,075.0	$3.1	$11,272.8	$(5,608.7)	$139.9	$(1,166.1)	$5,716.0

See Notes to Consolidated Financial Statements.

4	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, (dollars in million)

	2008	2007
Cash Flows From Operations
Net (loss)/income before preferred stock dividends	$(2,614.6)	$42.2
Adjustments to reconcile net income to net cash flows from operations:
Depreciation, amortization and accretion	977.1	908.8
Provision for credit losses	609.2	112.3
Goodwill and intangible asset impairment charges	455.1	–
Loss on debt and debt-related derivative extinguishments	142.6	139.3
Valuation allowance for receivables held for sale	126.9	1,253.4
Gains on equipment, receivable and investment sales	(119.2)	(479.1)
(Benefit) for deferred income taxes	(932.0)	(252.8)
Loss on disposition of discontinued operation net of tax	1,859.2	–
Provision for credit losses – discontinued operation	608.6	96.0
Decrease (increase) in finance receivables held for sale	159.1	(130.7)
(Increase) decrease in other assets	404.5	(1,035.3)
(Decrease) increase in accrued liabilities and payables	(1,174.7)	453.9
Share-based compensation amortization	–	42.6

Net cash flows provided by operations	501.8	1,150.6

Cash Flows From Investing Activities
Finance receivables extended and purchased	(46,212.3)	(56,470.8)
Principal collections of finance receivables and investments	41,641.4	45,283.8
Proceeds from asset and receivable sales	4,685.6	6,560.4
Purchases of assets to be leased and other equipment	(1,897.4)	(1,990.0)
Net (increase) decrease in short-term factoring receivables	(740.9)	(508.6)
Net proceeds from sale of discontinued operation	1,555.6	–
Acquisitions, net of cash acquired	–	(3,965.6)

Net cash flows (used for) investing activities	(968.0)	(11,090.8)

Cash Flows From Financing Activities
Net (decrease) in commercial paper	(2,822.3)	(1,805.6)
Proceeds from the issuance of term debt	14,857.8	19,851.3
Repayments of term debt	(12,333.1)	(7,796.0)
Net (decrease) increase in deposits	(497.5)	624.1
Net repayments of non-recourse leveraged lease debt	(20.1)	(27.3)
Collection of security deposits and maintenance funds	1,653.3	1,216.7
Repayment of security deposits and maintenance funds	(1,563.5)	(1,010.3)
Proceeds from the sale of stock	1,535.4	–
Treasury stock repurchases	–	(718.3)
Treasury stock issuances	31.2	183.4
Cash dividends paid	(150.2)	(171.3)
Excess tax benefit related to share-based compensation	–	25.2
Other	(16.5)	(42.2)

Net cash flows provided by financing activities	674.5	10,329.7

Net increase in cash and cash equivalents	208.3	389.5
Unrestricted cash and cash equivalents, beginning of period	6,313.1	4,279.4

Unrestricted cash and cash equivalents, end of period	$6,521.4	$4,668.9

Supplementary Cash Flow Disclosure
Interest paid	$2,371.2	$2,083.0
Federal, foreign, state and local income taxes paid, net	$3.0	$191.9

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial Statements	5

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation, Basis of Presentation and Liquidity

The accompanying consolidated financial statements include the accounts of CIT Group Inc. and its majority owned subsidiaries (“CIT” or the “Company”), and those variable interest entities (VIEs) where the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. Results of operations of companies purchased are included from the dates of acquisition and for VIEs, from the dates that the Company became the primary beneficiary. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements. The Company accounts for investments in companies for which it owns a voting interest of 20 percent to 50 percent and for which it has the ability to exercise significant influence over operations and financial decisions using the equity method of accounting. These investments are included in other assets and the Company’s proportionate share of net income or loss is included in other income.

These financial statements have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as updated on Form 8-K for the classification of the Company’s former home lending business as a discontinued operation. The financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CIT’s financial position, results of operations and cash flows.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

The Company’s business is dependent upon access to the debt capital markets for liquidity and efficient funding, including the ability to issue unsecured term debt. For several quarters, these markets have exhibited significantly heightened volatility and reduced liquidity. Company-specific events, including recent results of operations and the March 2008 downgrades in the Company’s short and long-term credit ratings that have had the practical effect of leaving the Company without access to the “A-1/P-1” prime commercial paper and unsecured term debt markets, have further impeded the Company’s access to liquidity and efficient funding. During the third quarter 2008 and through the date of filing this Form 10-Q, liquidity in the debt capital markets has become increasingly constrained and the cost of capital available to the Company has continued to increase relative to prior periods.

Since drawing on all of its available bank lines ($7.3 billion) in March 2008, the Company has principally generated liquidity through balance sheet management, including reduced reinvestment of loan principal collections, asset sales and syndications, asset-backed financing, bank deposits and common and preferred equity offerings. The Company is continuing to pursue additional asset sales, execute asset-backed financing arrangements, and manage the size of its balance sheet. Additionally, management is exploring a variety of options that would allow the Company to expand deposit-taking capabilities and potentially benefit from the recently-announced U.S. government programs.

The liquidity and capital enhancement measures described above are designed to maintain the Company’s access to liquidity and restore competitively-priced funding to support its long-term business model. These measures are subject to a number of uncertainties, however, and there can be no assurance that they will be successfully completed. Further, if completed these measures may not achieve their anticipated benefits. The Company is highly leveraged relative to its annual cash flow. There exists a risk that the Company will not be able to meet all of its debt service obligations. Management’s failure to successfully implement its liquidity and capital enhancement measures could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Goodwill

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

The goodwill impairment analysis is a two-step test. The first step (“Step1”), used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

The second step (“Step 2”) involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of

6	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

Historically, the Company has estimated fair values of reporting units based on market earnings and tangible book value multiples of peer companies for each reporting unit. Beginning in the second quarter of 2008, management enhanced the valuation methodology with discounted cash flow analysis to estimate segment fair values and also considered estimated segment fair values developed using price to earnings and tangible book value multiples.

The Company’s third quarter evaluation of goodwill and intangible assets resulted in impairment charges ($455.1 million pretax, $363.6 million after tax) almost entirely in the Vendor Finance segment based upon diminished earnings expectations for the segment, coupled with applying a higher discount rate to reflect higher execution risk related to this business. The Step 1 evaluation of goodwill in the Corporate Finance segment indicated potential impairment of goodwill, however, an impairment was not indicated based upon the results of the Step 2 analysis. The third quarter evaluation of goodwill in the Trade Finance segment did not indicate any Step 1 potential impairment. See Note 7 – Goodwill and Intangible Assets, Net for additional information regarding the third quarter impairment charge.

Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. Certain items, however, are excluded from the effective tax rate and given discrete period treatment. In addition, certain items must be attributed to either continuing or discontinued operation. The tax effects of such items are reported separately net of their tax effect in the relevant interim period.

CIT’s effective tax rate for continuing operations for the quarter and the nine months ended September 30, 2008 is approximately 40% and 36%, respectively, compared to approximately 27% and 25% for the same periods in 2007. Both years are impacted by significant, non-recurring items that have been given discrete period tax treatment. In 2008, the effective tax rate for the nine month period was favorably impacted by significant pre-tax losses (a lower of cost or market valuation allowance and a loss on swaps formerly hedging the commercial paper program) which were tax-effected separately applying the US federal statutory rate and applicable state tax rates, partially offset by increases to state valuation allowances. In 2007, the effective tax rate for continuing operations for the nine months ended September 30 was increased by the gain on the sale of the U.S. construction portfolio partially offset by the separately-stated loss on the extinguishment of debt.

Excluding the discrete tax items, the effective tax rate for continuing operations for the quarter and nine months ended September 30, 2008 is 45.5% and 43.3% respectively, in contrast to approximately 28%, for the quarter and nine months ended September 30, 2007. The higher tax rate in 2008 is due to a greater proportion of pre-tax losses subject to higher U.S. statutory tax rates compared to foreign earnings taxed at lower rates in 2008, partially offset by the impact of non-deductible goodwill impairment charges. The goodwill impairment affected goodwill attributable to previous stock and asset acquisitions. To the extent that the goodwill was associated with an asset acquisition, it is tax deductible. The full year 2008 effective tax rate can be impacted by variances among the estimates and amounts of full year sources of taxable income (e.g., domestic or international), adjustments which may arise from the resolution of tax matters under review, and the Company’s assessment of its liability for unrecognized tax benefits.

The tax provision in discontinued operation for the nine months ended September 30, 2008 reflects a tax benefit of $595.4 million, net of a deferred tax asset valuation allowance of approximately $485 million. For the quarter, the tax provision of $37.7 million in discontinued operation includes an $18.6 million adjustment to increase the valuation allowance for federal and state net operating losses. In the corresponding quarter in 2007, the results for discontinued operation included a tax benefit of $171.7 million, reduced by a valuation allowance of approximately $19 million. The recent cumulative U.S. losses required consideration of a valuation allowance. It was concluded that a portion of the U.S. net operating losses were not greater than 50 percent likely to be realized. The Company intends to maintain a valuation allowance until sufficient positive evidence were to exist to support its reversal.

The tax provision for the quarter ended September 30, 2008 included a $24.2 million net increase in liabilities related to uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. The Company anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of primarily international audits and the expiration of statute of limitations prior to September 30, 2009 in the range of $40 to $100 million, of which approximately $27 million may not impact the effective tax rate.

Discontinued Operation

In June 2008, management contractually agreed to sell the Company’s home lending business, including the home mortgage and manufactured housing portfolios and the related servicing operations. The sale of assets and the assignment of liabilities were completed in early July with the receipt of $1.7 billion of the total $1.8 billion in cash consideration. The final consideration is expected to be received upon transfer of servicing, projected to occur by February 2009. In conjunction with the sales, transition services will be provided to the purchaser on a revenue neutral basis. CIT is not required to repurchase any of the home lending or manufactured housing

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

In connection with the classification of the home lending business as a discontinued operation, certain interest expense and indirect operating expenses that previously had been allocated to the Home Lending segment, have instead been allocated to Corporate & Other as part of continuing operations and are not included in the summary of discontinued operation as presented in the table below. The total incremental pretax amounts of interest and indirect overhead expense that were not transferred to the purchaser of Home Lending and remain in continuing operations are $43.5 million and $50.2 million for the quarters ended September 30, 2008 and 2007, and $141.5 million and $150.5 million for the nine months ended September 30, 2008 and 2007.

Interest expense allocated to discontinued operation corresponds to debt of $6.1 billion, representing the secured financing assumed by the buyer of $4.4 billion and bank facility debt that was repaid on July 30, 2008. Salaries and general operating expenses included in discontinued operation consists of direct expenses of the home lending business that are separate from ongoing CIT operations and will not continue post disposal. The income tax provision for the quarter ended September 30, 2008, of $37.7 million reflects an adjustment to the valuation allowance (charge) to a total of approximately $485 million related to net operating losses resulting from the loss on disposal. Results for the quarter include the reversal of $43 million of excess accrued transaction costs, which are reflected as an adjustment to the sale of discontinued operation.

See preceding discussion in Income Taxes for additional information.

Discontinued Operation Income Statement (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net finance revenue	$–	$111.6	$101.1	$310.7
Other income	13.5	(4.0)	14.5	15.9
Valuation allowance for receivables held for sale	–	(462.1)	(23.0)	(1,227.5)
Provision for credit losses	–	(0.4)	(608.6)	(96.0)
Salaries and general operating expenses	(14.6)	(64.1)	(36.4)	(115.0)

Pretax (loss) from discontinued operation	(1.1)	(419.0)	(552.4)	(1,111.9)
Income (loss) from discontinued operation before income taxes	43.2	–	(2,152.4)	–
Income tax (provision) benefit	(37.7)	171.7	595.4	424.5

Net income (loss) from discontinued operation	$4.4	$(247.3)	$(2,109.4)	$(687.4)

8	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The individual assets and liabilities of the discontinued home lending operation are combined in the captions “Assets of discontinued operation” and “Liabilities of discontinued operation” in the consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities included as part of the discontinued business are presented in the following table:

Discontinued Operation Balance Sheet (dollars in millions)

	September 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents(1)	$–	$39.8
Finance receivables	–	9,114.3
Reserve for credit losses	–	(250.0)

Net finance receivables	–	8,904.1
Other assets(2)	44.2	404.5

Total assets	$44.2	$9,308.6

Liabilities:
Variable-rate non-recourse secured borrowings	$–	$4,785.9
Other liabilities	–	52.3

Total liabilities	$–	$4,838.2

(1)	Restricted in conjunction with securitization transactions.

(2)	Current balance primarily relates to receivable for consideration to be received in connection with the transfer of servicing, expected in February 2009.

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value of financial assets and liabilities under GAAP, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between two market participants on the measurement date. The impact of adopting SFAS No. 157 on accumulated deficit at January 1, 2008 was not material. Subsequent changes in the fair value of financial assets and liabilities are recognized in earnings as they occur.

The Company determines the fair value of its assets and liabilities based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

■	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain other securities that are highly liquid and are actively traded in over-the-counter markets;

■	Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes derivative contracts and certain loans held-for-sale;

■	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using valuation models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes retained residual interests in securitizations, highly structured or long-term derivative contracts and collateralized loan obligations (CLO) where independent pricing information cannot be obtained for a significant portion of the underlying assets or liabilities.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In October, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FASB Statement No. 157, Fair Value Measurements, and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157. The adoption of FSP No. FAS 157-3 effective September 30, 2008 did not have a material impact on the Company’s financial condition and results of operations.

In September 2008, the Financial Accounting Standards Board (FASB) issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161, which provides that a seller of credit derivatives shall disclose certain information about its credit derivatives and hybrid instruments that have embedded credit derivatives. The provisions of this FSP that amend Statement 133 and Interpretation 45 shall be effective for reporting periods ending after November 15, 2008. The adoption of FSP No. FAS 133-1 and FIN 45-4 will not impact the Company’s financial condition and results of operations.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, and that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP No. APB 14-1 is not expected to impact the Company’s Financial Statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB No. 133” (SFAS 161). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Company’s financial position, financial performance and cash flows. SFAS 161 also clarifies that derivatives are subject to credit risk disclosures as required by SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 161 is effective for the year beginning January 1, 2009. The adoption of SFAS 161 will not impact the Company’s financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R modifies the accounting for business combinations and requires, with limited exceptions, the acquiring entity in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date fair value. In addition, SFAS 141R limits the recognition of acquisition-related restructuring liabilities, requires the expensing of acquisition-related and restructuring costs and the acquirer to record contingent consideration measured at the acquisition date fair value. SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009. Early adoption of SFAS 141R is not permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial condition and results of operations.

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires all entities to report non-controlling (i.e. minority) interests in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and non-controlling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of a parent’s owners and the interests of non-controlling owners of a subsidiary. SFAS 160 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition and results of operations.

10	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – FINANCING AND LEASING ASSETS

The following table summarizes the financing and leasing assets in continuing operations that have been pledged/ encumbered. With the exception of the Transportation Finance assets, which are assets on lease, pledged assets consist of finance receivables. These amounts exclude non-recourse borrowings related to leveraged lease transactions. Unencumbered financing and leasing assets totaled $44,213.2 million (66% of total owned financing and leasing assets) and $51,206.0 million (76%) at September 30, 2008 and December 31, 2007.

Pledged or Encumbered Finance Receivables (dollars in millions)

	September 30, 2008	December 31, 2007

Consumer (student lending)	$9,726.1	$9,079.4
Trade Finance (factoring)	4,889.3	5,222.8
Vendor Finance	2,541.8	1,491.3
Corporate Finance	4,204.7	370.0
Corporate Finance (energy project finance)	254.2	262.1

Subtotal – Finance Receivables	21,616.1	16,425.6
Transportation Finance – Aircraft(1)	426.2	–
Transportation Finance – Rail(1)	1,245.0	–

Total	$23,287.3	$16,425.6

(1)	Equipment under operating lease

See Note 8 – Debt for non-recourse secured borrowing balances.

NOTE 3 – RESERVE FOR CREDIT LOSSES

The following table presents changes in the reserve for credit losses for continuing operations.

Reserve for Credit Losses (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Balance, beginning of period	$780.8	$500.4	$574.3	$577.1

Provision for credit losses	210.3	63.9	609.2	112.4
Reserve changes relating to foreign currency translation, acquisitions, other	(7.9)	10.7	(15.4)	(51.6)

Net additions to the reserve for credit losses	202.4	74.6	593.8	60.8

Charged-off – finance receivables	(147.6)	(60.8)	(361.5)	(175.3)
Recoveries of amounts previously charged-off	20.1	13.6	49.1	65.2

Net charge-offs	(127.5)	(47.2)	(312.4)	(110.1)

Balance, end of period	$855.7	$527.8	$855.7	$527.8

Item 1: Consolidated Financial Statements	11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONCENTRATIONS

The following table summarizes the geographic and industry compositions (by obligor) of owned financing and leasing assets and other equity investments for continuing operations.

Concentrations (dollars in millions)

	September 30, 2008		December 31, 2007

Geographic	Amount	Percent	Amount	Percent

Northeast	$12,475.8	18.4%	$12,572.5	18.5%
Midwest	11,310.9	16.7%	11,116.3	16.4%
West	10,076.9	14.9%	10,189.5	15.0%
Southeast	8,056.8	11.9%	8,211.9	12.1%
Southwest	6,475.7	9.5%	5,849.2	8.6%

Total U.S.	48,396.1	71.4%	47,939.4	70.6%
Canada	4,920.5	7.3%	4,841.1	7.2%
Other international	14,445.4	21.3%	15,016.9	22.2%

Total	$67,762.0	100.0%	$67,797.4	100.0%

Industry
Student lending(1)	$12,347.9	18.2%	$11,585.0	17.1%
Manufacturing(2)	9,756.5	14.4%	9,923.5	14.6%
Commercial airlines (including regional airlines)	8,564.2	12.6%	8,625.8	12.7%
Retail(3)	6,745.1	10.0%	7,225.6	10.7%
Service industries	4,962.9	7.3%	5,282.7	7.8%
Healthcare	4,360.0	6.4%	4,223.1	6.2%
Transportation(4)	3,075.0	4.5%	3,138.8	4.6%
Communications	1,702.1	2.5%	1,625.3	2.4%
Energy and utilities	1,699.1	2.5%	1,595.2	2.4%
Finance and insurance	1,652.5	2.4%	1,583.8	2.3%
Wholesaling	1,542.7	2.3%	1,889.9	2.8%
Other (no industry greater than 2%)	11,354.0	16.9%	11,098.7	16.4%

Total	$67,762.0	100.0%	$67,797.4	100.0%

(1)	Includes Private (non-government guaranteed) loans of $765.7 million and $599.3 million at September 30, 2008 and December 31, 2007. Loans to students at the top 5 institutions, based on outstanding exposure, represent approximately 50% of the private loan portfolio on an unpaid principal balance basis.

(2)	Includes manufacturers of apparel (2.1%), followed by chemical and allied products, food and kindred products, steel and metal products and industrial machinery and equipment.

(3)	Includes retailers of apparel (4.0%) and general merchandise (3.7%).

(4)	Includes rail, bus, over-the-road trucking industries and business aircraft.

12	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below. Such assets and liabilities are classified in their entirety based on the lowest priority ranking of input that is significant to the fair value measurement. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and the determination of fair value requires significant judgment or estimation. Financial assets at estimated fair value classified within level 3 totaled $1.2 billion, or 1.5% of total assets as of September 30, 2008.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

		Fair Value Measurements Using:

	Total	Level 1	Level 2	Level 3

Assets
Retained interests in securitizations	$1,212.4	$–	$–	$1,212.4
Derivatives – counterparty receivable	981.6	–	975.5	6.1
Equity Investments (in Other Assets)	112.3	112.3	–	–

Total Assets	$2,306.3	$112.3	$975.5	$1,218.5

Liabilities
Derivatives – counterparty liability	$556.5	$–	$551.7	$4.8

Total Liabilities	$556.5	$–	$551.7	$4.8

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

Derivatives

The Company’s derivative contracts are not generally listed on an exchange. Thus the derivative positions are valued using models in which the inputs are predominately determined using readily observable market data. The models utilized reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, volatility, and the credit quality of both the counterparty and CIT. Credit risk is factored into the fair value of derivative positions via a credit adjustment based upon observable market data such as the counterparty’s credit default swap (CDS) spreads, in the case of net asset positions, and CIT’s CDS spreads, in the case of net liabilities. The application of netting by counterparty is consistent with the ISDA master agreements that govern the terms and conditions of the Company’s derivative transactions.

The majority of the Company’s derivatives including interest rate swaps and option contracts fall within Level 2 of the fair value hierarchy because the significant inputs to the models are readily observable in actively quoted markets. Selected foreign currency interest rate swaps, two CPI index-based swaps, and a securities-based borrowing facility with Goldman Sachs structured and documented as a total return swap (TRS), where inputs are not readily observable market parameters, fall within Level 3 of the fair value hierarchy. Receivables and payables are reported on a gross-by-counterparty basis.

Equity Investments (in Other Assets)

Quoted prices available in the active equity markets were used to determine the estimated fair value of equity investment securities.

Level 3 Gains and Losses

The table below sets forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities for the quarter ended September 30, 2008 as well as the gains and losses for all financial assets and liabilities categorized as level 3 as of the quarter and nine months ended September 30, 2008.

Item 1: Consolidated Financial Statements	13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) (dollars in millions)

	Total	Retained Interests in Securitizations	Derivatives

Assets and Liabilities
June 30, 2008	$1,191.1	$1,216.3	$(25.2)
Gains or losses realized/unrealized
Included in other income	39.6	13.2	26.4
Included in other comprehensive income	6.5	6.5	–
Other net	(23.6)	(23.6)	–

Quarter ended September 30, 2008	$1,213.6	$1,212.4	$1.2

December 31, 2007	$1,165.8	$1,170.0	$(4.2)
Gains or losses realized/unrealized
Included in other income	7.9	(7.3)	15.2
Included in other comprehensive income	(7.9)	1.9	(9.8)
Other net	47.8	47.8	–

Nine months ended September 30, 2008	$1,213.6	$1,212.4	$1.2

The gain on Level 3 derivatives in the table above, related to certain cross-currency swaps that economically hedge currency exposures, but do not qualify for hedge accounting, was essentially offset by losses on corresponding currency transactional exposures.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets and liabilities are measured at estimated fair value on a non-recurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the financial instruments on the Consolidated Balance Sheet by caption and by level within the SFAS 157 valuation hierarchy (as described above) as of September 30, 2008, for which a non-recurring change in fair value has been recorded during the quarter ended September 30, 2008.

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

	Fair Value Measurements at Reporting Date Using:

	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)

Assets
Loans Held for Sale	$44.2	$–	$44.2	$–	$(0.5)
Impaired loans (SFAS 114)	425.2	–	–	425.2	(46.5)

Total	$469.4	$–	$44.2	$425.2	$(47.0)

During 2008, the charge taken on loans held for sale was $130.4 million and the reduction in estimated fair value of impaired loans was $112.4 million.

Loans Held for Sale

The estimated fair value of loans classified as held for sale is calculated using observable market information, including bids from prospective purchasers and pricing from similar market transactions where available. Where bid information is not available for a specific loan, the valuation is principally based upon recent transaction prices for similar loans that have been sold. These comparable loans share characteristics that typically include industry, rating, capital structure, seniority, and consideration of counterparty credit risk. In addition, general market conditions, including prevailing market spreads for credit and liquidity risk, are also considered in the valuation process. Loans held for sale are generally classified within Level 2 of the valuation hierarchy. Aerospace assets, which are primarily aircraft subject to operating leases that are classified for accounting purposes as non-financial assets, are excluded due to the delayed SFAS 157 effective date for one year for non-financial assets.

14	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans

Impairment of a loan within the scope of SFAS 114 is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Impaired loans for which the carrying amount is based on fair value of the underlying collateral are included in assets and reported at estimated fair value on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The determination of impairment involves management’s judgment in the use of market data and third party estimates regarding collateral values. Valuations in the level of impaired loans and corresponding impairment as defined under SFAS 114 affect the level of the reserve for credit losses.

NOTE 6 – RETAINED INTERESTS IN SECURITIZATIONS

The following table details the components of retained interests in securitizations for continuing operations.

Retained Interests in Securitizations (dollars in millions)

	September 30, 2008	December 31, 2007

Retained interests in loans:
Retained subordinated securities(1)	$493.9	$493.0
Interest-only strips	334.9	426.0
Cash reserve accounts	383.6	251.0

Total retained interests in securitizations	$1,212.4	$1,170.0

(1)	Includes $6.8 million in a collateralized loan obligation for both periods.

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

Cash reserve accounts represent the discounted cash flows expected to be realized by CIT from cash reserves placed with the trusts/conduits by CIT to the extent the reserves are not utilized to cover expected losses in the portfolios. The increase in the balance is due to a restructuring of one conduit facility that included a required higher cash balance.

During 2008, the Company recorded $67.9 million, including approximately $11 million in the third quarter, in pretax impairment charges, largely reflecting the repricing of debt underlying various securitization conduit vehicles in the Vendor Finance segment. Approximately $41 million relates to the conduit vehicle associated with the Dell Financial Services joint venture interest (DFS) and resulted from a repricing of the debt underlying the conduit that was triggered by CIT’s sale of its interest in DFS. Of the $41 million charge, $33 million was recorded in the first quarter of 2008 but should have been recorded concurrently with the 2007 fourth quarter sale of the DFS interest. Management determined, with the agreement of its Audit Committee, that the error and subsequent correction was not material to the Company’s financial statements.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets are presented by segment in the table below:

Goodwill and Intangible Assets (dollars in millions)

	Corporate Finance	Trade Finance	Vendor Finance	Total

Goodwill
Balance at December 31, 2007	$296.9	$271.1	$406.0	$974.0
Acquisitions, other	(7.2)	(6.7)	20.4	6.5
Impairment charge	–	–	(426.4)	(426.4)

Balance at September 30, 2008	$289.7	$264.4	$–	$554.1

Intangible Assets
Balance at December 31, 2007	$26.6	$102.8	$49.1	$178.5
Acquisitions, other	–	0.2	0.7	0.9
Impairment charge	(0.4)	–	(28.7)	(29.1)
Amortization	(2.5)	(5.4)	(7.9)	(15.8)

Balance at September 30, 2008	$23.7	$97.6	$13.2	$134.5

Item 1: Consolidated Financial Statements	15

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performed goodwill impairment testing at September 30, 2008 because of sharply diminished future earnings expectations in the Vendor Finance segment, coupled with the fact that the Company’s common stock had been trading below book value per share for four consecutive quarters and peer market valuations are low.

In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify potential impairment, in accordance with SFAS 142, the estimated fair values of the three reporting units with goodwill (Corporate Finance, Trade Finance and Vendor Finance) were developed using discounted cash flow analyses (DCFA) utilizing observable market data to the extent available. The discount rates utilized in these DCFA ranged from approximately 15% to approximately 20%, reflecting market based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of individual segments. The results of the DCFA were corroborated with market price to earnings multiples and tangible book value multiples of relevant, comparable peer companies. The results of this Step 1 process indicated potential impairment in the Vendor Finance and Corporate Finance segments, as the book values of each segment exceeded their respective estimated fair values. There was no indicated impairment for Trade Finance, as the estimated fair value for this segment exceeded its corresponding book value.

As a result, management performed the second step (“Step 2”) to quantify the goodwill impairment, if any, for the Corporate Finance and Vendor Finance segments in accordance with SFAS 142. In this step, the estimated fair values for each of the two segments were allocated to their respective assets and liabilities in order to determine an implied value of goodwill, in a manner similar to the calculations performed in accounting for a business combination. The results of this second step indicated that the entire Vendor Finance goodwill balance was impaired, resulting in the $426.4 million charge in the third quarter reflected in the prior table. For the Corporate Finance segment, the second step analysis indicated that the fair value shortfall was attributable to the estimated market value of the tangible assets (primarily finance receivables), rather than the goodwill (franchise value) of the segment. Therefore, no impairment charge was required for the Corporate Finance segment goodwill at September 30, 2008. SFAS 142 requires that this allocation process is to be performed only for purposes of measuring goodwill impairment, and not to adjust the book value of recognized tangible assets or liabilities. Accordingly, the Company did not record any impairment charges related to or adjust the book basis of any finance receivables, other tangible assets, or liabilities of the Corporate Finance segment as a result of this process.

The Company’s stock price has been trading below its book value and tangible book value for four consecutive quarters. Management attributes its low stock price to both financial services industry-wide and Company specific factors. In the event that the Company’s stock price continues trading at such levels in relation to book value and tangible book value, the Company would expect to continue performing quarterly evaluations of the carrying value of goodwill.

Should the future earnings and cash flows of the Trade Finance and Corporate Finance segments decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required if book equity value exceeds the estimated fair value of the enterprise or of an individual reporting unit.

Management also performed an impairment review of other intangible assets in the third quarter in accordance with SFAS 144. As a result of the diminished estimated cash flows associated with certain acquired other intangibles primarily in the Vendor Finance segment, management determined that the carrying values of certain acquired customer relationships in both European and domestic Vendor Finance operations (and a minor portion of similar assets in the Corporate Finance healthcare business) were not recoverable.

Other intangible assets, net, are comprised primarily of acquired customer relationships, and are amortized over their corresponding lives ranging from five to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $5.5 million and $5.0 million for the quarters ended September 30, 2008 and 2007, and $15.8 million and $15.2 million for the nine months ended September 30, 2008 and 2007. Accumulated amortization totaled $85.8 million at September 30, 2008 and $71.2 million at December 31, 2007. Projected amortization for the years ended December 31, 2008 through December 31, 2012 is approximately $14.8 million, $12.6 million, $12.4 million, $12.2 million and $12.1 million.

The increase to goodwill and intangible assets in the prior tables reflects refinements to fair value adjustments, including tax liabilities, related to the 2007 acquisitions of vendor finance businesses, coupled with foreign currency translation adjustments.

NOTE 8 – DEBT

All commercial paper matured by September 30, 2008. Downgrades in the Company’s short and long-term credit ratings have had the practical effect of leaving the Company without current access to the “A-1/P-1” rated commercial paper market, a historical source of liquidity, and necessitated the Company’s first quarter action to fully draw down its bank credit facilities. The following table includes information relating to these bank line facilities.

Bank Lines Drawn (dollars in millions)

Maturity Date	Original Term	# of Banks	Total Facility Amount

April 14, 2009	5 Year	33	$2,100
April 13, 2010	5 Year	30	2,100
December 6, 2011	5 Year	37	1,000

			$5,200

16	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest on each of these facilities is based on a credit ratings grid, with the interest rate measured as a spread in basis points over LIBOR, increasing if the Company’s credit ratings decrease. At the Company’s current ratings, the total weighted average interest rate approximates LIBOR plus 50 basis points. At the lowest credit rating, the weighted average rate would not exceed LIBOR plus 100 bps. The individual low and high rates, depending on the Company’s credit ratings, are LIBOR plus 32.5 bps and LIBOR plus 70 bps. The maturities of these facilities reflect the date upon which the Company must repay the outstanding balance, with no option to extend the term for repayment.

On June 6, 2008, a wholly owned subsidiary of CIT executed a long-term, committed financing facility with Goldman Sachs International (“GSI”) that is structured and documented as a total return swap (TRS). The maximum notional amount of the facility is $3 billion during the first ten years of the contract, and thereafter the maximum notional amount declines by $300 million per year for ten years. The arrangement obligates CIT to pay GSI an annual facility fee equal to 2.85% of the maximum notional amount for that year, subject to an initial six month ramp-up adjustment. CIT has the right to terminate the facility before maturity; however, doing so would require CIT to pay GSI a make whole amount equal to the discounted present value of the annual facility fee for its remaining term. There are no other commitment, underwriting or structuring fees payable to GSI or any of its affiliates for the facility. CIT is also required to pay GSI an amount equal to USD LIBOR on proceeds (less a discount) from asset-backed securitization transactions to CIT. The specific LIBOR index used can vary by asset-backed security and will typically correspond to the length of time between successive payment dates on the asset-backed security. Facility advances are collateralized by asset-backed securities created using certain eligible assets of CIT. GSI is required to reimburse CIT for all cash flows paid to the purchasers of the asset-backed securities. Consequently, the fully drawn borrowing cost is USD LIBOR plus 2.85%. The asset-backed securities may be backed by commercial loans, equipment contracts, FFELP student loans, aircraft or rail leases, private student loans or other assets and are subject to concentration limits.

The Company’s ability to utilize this structure for funding is dependent on the availability of eligible unencumbered assets, while net proceeds received by the Company under the structure are dependent on the current market value of the asset-backed securities. GSI determines the market value of the asset-backed securities daily. As a result, the amount of available funding in relation to assets encumbered can vary daily based on market conditions. If the market value of an asset-backed security increases or decreases, CIT either receives or posts additional collateral with GSI in the form of treasury securities or cash, or CIT can elect to repay or draw additional amounts under the facility. If the parties do not agree on the market value of the asset-backed securities, the agreement contains market-based dispute resolution mechanisms. From the end of the third quarter through November 7, 2008, CIT returned approximately $289 million in proceeds from the $1,458 million borrowed at September 30, 2008 (as shown in the table below) due to declines in the market value of the asset-backed securities.

The following table summarizes all secured borrowings by type of collateral for continuing operations. See Note 2 – Financing and Leasing Assets for encumbered financing and leasing asset balances.

Secured Borrowings Summary (dollars in millions)

	September 30, 2008	December 31, 2007

Consumer (student lending)	$9,346.2	$9,437.5
Trade Finance (factoring receivable)(1)	1,300.0	1,262.5
Corporate Finance(2)(3)	2,799.1	370.0
Vendor Finance(4)	1,930.7	1,312.3
Transportation Finance – Rail(5)	850.0	–
Transportation Finance – aircraft(6)	347.0	–
Corporate Finance (energy project finance)	254.2	262.1

Total	$16,827.2	$12,644.4

(1)	Excludes credit balances of factoring clients.

(2)	Includes financing executed via total return swaps, under which CIT retains control of and the risk associated with the pledged assets.

(3)	Reflects advances of $1,458 million associated with the GSI facility.

(4)	Reflects the repurchase of assets previously securitized off-balance sheet and the associated secured debt.

(5)	Equipment under operating lease.

(6)	Secured aircraft financing facility for the purchase of specified Airbus aircraft.

The assets related to the above secured borrowings are owned by special purpose entities that are consolidated in the CIT financial statements, and the creditors of these special purpose entities have received ownership and, or, security interests in the assets. These special purpose entities are intended to be bankruptcy remote so that such assets are not available to the creditors of CIT (or any affiliates of CIT) that sold assets to the respective special purpose entities. The transactions do not meet the SFAS 140 requirements for sales treatment and are, therefore, recorded as secured borrowings in the Company’s financial statements.

Senior Unsecured Borrowings Summary (dollars in millions)

	September 30, 2008	December 31, 2007

Variable-rate senior unsecured notes	$13,513.1	$19,888.2
Fixed-rate senior unsecured notes	28,684.0	29,477.6

Total	$42,197.1	$49,365.8

Item 1: Consolidated Financial Statements	17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company executes derivative transactions to hedge economic exposures.

The fair value of the Company’s derivative contracts is reported in Other assets and Accrued liabilities and payables on a gross-by-counterparty basis in the Company’s consolidated statements of financial condition at September 30, 2008. The amounts as of December 31, 2007 have been conformed to the current presentation. The fair value of derivative financial instruments is set forth below:

Fair Value of Derivative Financial Instruments (dollars in millions)

	September 30, 2008		December 31, 2007

	Assets(1)	Liabilities	Assets	Liabilities

Cross currency swaps	$591.6	$(93.8)	$856.0	$(0.5)
Interest rate swaps	194.5	(283.1)	312.4	(407.9)
Foreign currency forward exchange contracts	137.8	(76.1)	194.9	(493.0)

Derivatives qualifying as SFAS 133 hedges	923.9	(453.0)	1,363.3	(901.4)
Non-qualifying derivatives	57.7	(103.5)	99.1	(129.8)

Total	$981.6	$(556.5)	$1,462.4	$(1,031.2)

(1)	Amounts exclude approximately $33 million related to a claim in the Lehman Brothers bankruptcy for amounts owed to CIT under derivative contracts. See Note 14 for additional information.

The following table presents additional information regarding qualifying SFAS 133 hedges, specifically the notional principal value of interest rate swaps by class and the corresponding hedged positions.

Interest Rate Swaps (notional dollars in millions)

September 30, 2008	December 31, 2007
		Hedged Item	Classification

Variable rate to fixed rate swaps(1)
$6,249.3	$9,744.8	Cash flow variability associated with specific variable-rate debt	Cash flow
–	1,796.9	Cash flow variability related to forecasted commercial paper issuances	Cash flow

$6,249.3	$11,541.7

Fixed rate to variable rate swaps(2)
$10,469.7	$12,920.9	Specific fixed rate debt	Fair value

(1)	CIT pays a fixed rate of interest and receives a variable rate of interest. These swaps hedge the cash flow variability associated with forecasted commercial paper and specific variable rate debt.

(2)	CIT pays a variable rate of interest and receives a fixed rate of interest. These swaps hedge specific fixed rate debt instruments.

18	CIT GROUP INC

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

The Company also has $1.3 billion in notional amount of interest rate caps at September 30, 2008 that hedge the cash flow variability associated with specific variable rate debt.

The following table presents the notional principal amounts of cross-currency swaps by class and the corresponding hedged positions.

Cross-currency Swaps (notional dollars in millions)

	September 30, 2008	December 31, 2007	Hedged Item	Hedge Classification

(1)	$4,280.1	$4,026.5	Foreign denominated variable-rate debt	Foreign currency fair value
(2)	249.5	249.5	Foreign denominated fixed-rate debt	Foreign currency cash flow
(3)	3.9	27.6	Foreign currency loans to subsidiaries	Foreign currency cash flow

	$4,533.5	$4,303.6

(1)	CIT pays a U.S. variable rate of interest and receives a variable foreign rate of interest. These swaps hedge the fair value changes in foreign currency associated with specific foreign denominated debt and are designated as foreign currency fair value hedges.

(2)	CIT pays a U.S. dollar fixed rate of interest and receives a foreign currency fixed rate of interest. These swaps hedge the currency and interest rate cash flow variability associated with payments on specific foreign denominated fixed rate debt and are designated as foreign currency cash flow hedges.

(3)	CIT receives a U.S. dollar fixed rate of interest and pays a foreign currency fixed rate of interest. These swaps hedge the currency cash flow variability associated with payments on specific fixed-rate foreign denominated inter-company receivables and are designated as foreign currency cash flow hedges.

CIT sells various foreign currencies forward. These contracts are designated as either cash flow hedges of specific foreign denominated intercompany receivables or as net investment hedges of foreign denominated investments in subsidiaries. The following table presents the notional principal amounts of foreign currency forward exchange contracts and the corresponding hedged positions.

Foreign Currency Forward Exchange Contracts (notional dollars in millions)

September 30, 2008	December 31, 2007	Hedged Item	Hedge Classification

$4,072.1	$3,853.8	Foreign currency equity investments in subsidiaries	Foreign currency net investment
869.0	829.6	Foreign currency loans to subsidiaries	Foreign currency cash flow

$4,941.1	$4,683.4

The table that follows summarizes the nature and notional amount of economic hedges that do not qualify for hedge accounting under SFAS 133.

Non-hedge Accounting Derivatives (notional dollars in millions)

September 30, 2008	December 31, 2007	Type of Swaps/Caps

$8,694.5	$6,876.1	US dollar interest rate swaps
4,316.9	3,184.1	Interest rate caps
485.1	349.6	Cross-currency swaps
267.5	254.4	Foreign currency interest rate swaps
88.0	168.0	Credit default swaps
668.9	564.8	Foreign exchange forward contracts

$14,520.9	$11,397.0	Non-Hedge Accounting Derivatives – Continuing operations

$–	$10,688.0	Non-Hedge Accounting Derivatives – Discontinued operation

Item 1: Consolidated Financial Statements	19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-hedge Accounting Derivatives – Continuing Operations: U.S. interest rate swap contracts in the table above relate to the following: (1) $2.5 billion at September 30, 2008 and $2.5 billion at December 31, 2007 in notional amount of interest rate swaps related to customer derivative programs, (2) $4.1 billion in basis swaps executed in December 2007 in conjunction with secured borrowings collateralized by student loans, (3) $1.5 billion in U.S. Dollar interest rate swaps (approximately $750 million each in offsetting float to fixed and fixed to float) related to an on-balance sheet Vendor Finance securitization transaction and (4) $0.5 billion of U.S. dollar interest rate swaps formerly hedging the commercial paper program and certain fixed rate debt, for which hedge accounting was discontinued in the first quarter of 2008. CIT has also extended $4.3 billion at September 30, 2008 and $3.2 billion at December 31, 2007 in interest rate caps in connection with its customer derivative program. The notional amounts of derivatives related to the customer program include both derivative transactions with CIT customers, as well as offsetting transactions with third parties with like notional amounts and terms.

CIT also has certain cross-currency swaps, certain U.S. and Canadian dollar interest rate swaps, and interest rate caps that are economic hedges of certain interest rate and foreign currency exposures. In addition, CIT has entered into credit default swaps, with original terms of 5 years, to economically hedge certain CIT credit exposures. Further, as discussed in Note 8 Debt, the securities based borrowing facility with GSI is structured and documented as a total return swap (TRS). The amount available for advances under the TRS is accounted for as a derivative financial instrument; to the extent amounts have been advanced to the Company, the TRS notional is not accounted for as a derivative financial instrument because to do so would double count the risks and rewards of owning the encumbered assets. At September 30, 2008, the estimated fair value of the contract in a hypothetical transfer is not significant.

Non-hedge Accounting Derivatives – Discontinued Operation: Contracts in the table above reflect $10.7 billion at December 31, 2007 in amortizing notional amount of interest rate swaps executed in conjunction with the 2007 third quarter on balance sheet securitization of home lending receivables. In the third quarter of 2007, CIT and the bankruptcy remote securitization trust formed for the transaction each entered into offsetting swap transactions with a third party commercial bank. During the third quarter of 2008 the debt associated with the discontinued operation was assumed by the purchaser.

In addition to the amounts in the preceding table, CIT had $515.7 million and $2.0 billion in notional amount of interest rate swaps outstanding with securitization trusts at September 30, 2008 and December 31, 2007 to insulate the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $515.7 million and $2.0 billion in notional amount at September 30, 2008 and December 31, 2007 to insulate the Company from the related interest rate risk.

Hedge ineffectiveness occurs in certain cash flow hedges. Hedge ineffectiveness related to interest rate swaps hedging the commercial paper program resulted in a $0.1 million decrease for the quarter and nine months ended September 30, 2007. There was no ineffectiveness recorded during 2008 as downgrades in the Company’s short and long-term credit ratings had the practical effect of leaving CIT without current access to the “A-1/P-1” prime commercial paper market and the entire commercial paper balance has been paid down.

20	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the components of accumulated other comprehensive income, net of tax.

Accumulated Other Comprehensive Income (dollars in millions)

	September 30, 2008	December 31, 2007

Foreign currency translation adjustments	$229.8	$319.1
Unrealized gain on available for sale equity and securitization investments	7.0	7.9
Benefit plan net (loss) and prior service (cost), net of tax	(39.1)	(35.6)
Changes in fair values of derivatives qualifying as cash flow hedges	(57.8)	(96.6)

Total accumulated other comprehensive income	$139.9	$194.8

The change in fair values of derivatives qualifying as cash flow hedges related to variations in market interest rates, as these derivatives hedge the interest rate variability associated with an equivalent amount of variable-rate debt. See Note 9 for additional information. The foreign currency translation adjustment, at both September 30, 2008 and December 31, 2007, reflects the weakened U.S. dollar in relation to various foreign currencies, including the Euro and the Canadian Dollar, partially offset by corresponding hedging activity, on an after tax basis; however, the dollar strengthened against these currencies during the 2008 third quarter.

The total comprehensive loss before preferred dividends for the quarters ended September 30, 2008 and 2007 was $398.2 million and $55.5 million. Total comprehensive loss for the nine months ended September 30, 2008 and 2007 was $2.7 billion versus comprehensive income of $113 million, respectively. See Consolidated Statement of Stockholders’ Equity.

The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as hedges of future cash flows are presented in the following table.

Accumulated Other Comprehensive Loss – Derivatives (dollars in millions)

	Fair Value Adjustments of Derivatives	Income Tax Effects	Total Unrealized Loss

Balance at December 31, 2007 — unrealized loss	$(170.8)	$ 74.2	$(96.6)
Discontinuation – hedge accounting related to commercial paper program	148.1	(58.6)	89.5
Changes in values of derivatives qualifying as cash flow hedges	(78.1)	27.4	(50.7)

Balance at September 30, 2008 — unrealized loss	$(100.8)	$ 43.0	$(57.8)

The unrealized loss as of September 30, 2008 reflects lower market interest rates since the inception of the hedges. The Accumulated Other Comprehensive Loss (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining lives of the swaps. Assuming no change in interest rates, approximately $44.4 million, net of tax, of the Accumulated Other Comprehensive Loss relating to derivatives qualifying as cash flow hedges as of September 30, 2008 is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made.

The discontinuation of hedge accounting for interest rate swaps hedging the Company’s commercial paper program in the first quarter of 2008 resulted in a $148.1 million earnings charge, which was previously reflected in other comprehensive loss. The swaps converted commercial paper, essentially a floating rate liability, to fixed rate for the funding of fixed rate assets with terms similar to the swaps. The loss resulted from declines in market interest rates since inception of the swaps.

Item 1: Consolidated Financial Statements	21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EARNINGS (LOSS) PER COMMON SHARE

The following table displays the computation of basic and diluted (loss) earnings per common share:

Earnings Per Share (dollars in millions, except per share amount; shares in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Earnings / (Loss)
Net (loss) income from continuing operations, before preferred stock dividends	$(301.6)	$208.5	$(505.2)	$729.6
(Loss) income from discontinued operation	4.4	(247.3)	(2,109.4)	(687.4)

Net (loss) income before preferred stock dividends	(297.2)	(38.8)	(2,614.6)	42.2
Preferred stock dividends	(20.1)	(7.5)	(44.3)	(22.5)

Net (loss) income (attributable) available to common stockholders – basic	(317.3)	(46.3)	(2,658.9)	19.7
Add back: convertible preferred dividends(1)	–	–	–	–

Net (loss) income (attributable) available to common stockholders – diluted	$(317.3)	$(46.3)	$(2,658.9)	$19.7

Weighted Average Common Shares Outstanding
Basic shares outstanding	285,509	189,930	247,191	191,946
Stock-based awards(2)	–	1,597	–	2,987
Convertible preferred stock(3)	–	–	–	–

Diluted shares outstanding	285,509	191,527	247,191	194,933

Basic Earnings Per Common Share Data
Income (loss) from continuing operations(4)	$(1.13)	$1.06	$(2.22)	$3.68
(Loss) income from discontinued operation	0.02	(1.30)	(8.54)	(3.58)

Net (loss) income	$(1.11)	$(0.24)	$(10.76)	$0.10

Diluted Earnings Per Common Share Data
Income (loss) from continuing operations(4)	$(1.13)	$1.05	$(2.22)	$3.63
(Loss) income from discontinued operation	0.02	(1.29)	(8.54)	(3.53)

Net (loss) income	$(1.11)	$(0.24)	$(10.76)	$0.10

(1)	In the computation of diluted per share, convertible preferred stock dividends are added back to net income (loss) when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the period (or issuance date, if later). For the 2008 periods, the assumed conversion of the preferred shares into approximately 45 million shares had an anti-dilutive effect and is therefore excluded from the calculation. The assumed conversion is not applicable for the 2007 periods as the convertible issuance occurred during 2008.

(2)	Represents the incremental shares from in the money non-qualified stock options and restricted stock awards. Weighted average options and restricted shares that were excluded from diluted per share totaled 17.1 million and 15.3 million for the quarter and nine months ended September 30, 2008 and 12.7 million and 12.1 million for the 2007 periods.

(3)	Represents the incremental shares from the assumed conversion of outstanding convertible preferred stock when the assumed conversion is dilutive.

(4)	Amount is net of preferred stock dividends.

22	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The following table discloses various components of pension and postretirement expense.

Retirement and Postretirement Benefit Plans (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Retirement Plans
Service cost	$5.4	$6.2	$16.8	$18.5
Interest cost	6.2	5.6	18.6	16.3
Expected return on plan assets	(5.0)	(5.5)	(15.3)	(16.6)
Amortization of net loss	0.5	0.2	1.2	0.8
Amortization of prior service cost	0.6	0.7	1.8	2.0
Loss due to settlements & curtailments	0.1	0.2	5.2	(0.1)
Termination benefits	0.1	–	0.8	0.7

Net periodic benefit cost	$7.9	$7.4	$29.1	$21.6

Postretirement Plans
Service cost	$0.3	$0.5	$0.9	$1.6
Interest cost	0.8	0.8	2.4	2.5
Amortization of net (gain) loss	–	0.2	(0.1)	0.5
Amortization of prior service cost	–	–	(0.1)	(0.1)
Loss due to settlements & curtailments	–	–	0.5	–
Remeasurement/plan establishment	–	–	0.9	–

Net periodic benefit cost	$1.1	$1.5	$4.5	$4.5

For the nine months ended September 30, 2008, CIT contributed $19.1 million to the retirement plans, and currently expects to contribute an additional $2.2 million in 2008, for a total of $21.3 million. CIT contributed $2.1 million to postretirement plans, and currently expects to contribute an additional $1.0 million in 2008, for a total of $3.1 million. The decline in value of plan assets during 2008 will result in increased retirement plan expense and contributions in 2009.

NOTE 13 – COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments related to continuing operations. Descriptions of these items follow the table.

Commitments (dollars in millions)

	September 30, 2008			December 31, 2007

	Due to Expire

	Within One Year	After One Year	Total Outstanding	Total Outstanding

Financing Commitments
Financing and leasing assets	$1,139.0	$5,701.4	$6,840.4	$12,109.5
Letters of credit and acceptances
Standby letters of credit	527.3	125.1	652.4	743.6
Other letters of credit	332.2	0.1	332.3	365.9
Guarantees, acceptances and other recourse obligations	357.1	1.2	358.3	232.3
Purchase and Funding Commitments
Aerospace purchase commitments	703.8	6,442.1	7,145.9	6,078.4
Other manufacturer purchase commitments	428.5	11.4	439.9	735.5
Sale-leaseback payments	140.8	1,641.6	1,782.4	1,925.9
Unrecognized tax obligations	40.0	179.6	219.6	223.1

Item 1: Consolidated Financial Statements	23

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing commitments, referred to as loan commitments, or lines of credit, are agreements to lend to customers, subject to the customers’ compliance with contractual obligations. Given that these commitments are not typically fully drawn, may expire unused or be reduced or cancelled at the customer’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements.

Financing commitments, declined from $12.1 billion at year end 2007 to $6.8 billion at September 30, 2008, as approximately $2 billion of available undrawn asset based loan commitments were sold in conjunction with liquidity initiatives, while others were utilized or expired. Financing commitments shown above include roughly $1.3 billion of consumer commitments issued in connection with third-party vendor programs and exclude roughly $2 billion of commitments that were not available for draw due to requirements for asset / collateral availability or covenant conditions at September 30, 2008.

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

Guarantees are issued primarily in conjunction with CIT’s factoring product in Trade Finance, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the client’s customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. As of September 30, 2008 and December 31, 2007, CIT had no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. The commitments to purchase commercial aircraft are with both Airbus Industrie and The Boeing Company. The aerospace equipment purchases are contracted for a specific model aircraft, using a baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may also change depending on the final specifications of the aircraft, including engine thrust, aircraft weight and seating configuration. Equipment purchases are recorded at delivery date at the final purchase price paid, which includes purchase price discounts, price changes relating to specification changes and price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on average appraisal values (and higher than the actual purchase price) less payments to date for pre-delivery payments and excluding buyer furnished equipment to be selected by the initial lessee. For purposes of the commitment table, the values assumed do not reflect price discounts to the manufacturer price. Pursuant to existing contractual commitments, 121 aircraft remain to be purchased (19 within the next 12 months). Lease commitments are in place for all but two of the aircraft to be delivered over the next twelve months. The two were previously committed but the purchaser filed for bankruptcy, and the Company now has memorandum of intent agreements with another carrier. The commitment amount excludes unexercised CIT options to purchase aircraft. The aircraft deliveries to CIT are scheduled periodically through 2016.

Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relate primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $1,782.4 million, or approximately $143 million per year for 2009 through 2013, with remaining payments due through 2030. These lease payments are expected to be more than offset by rental income associated with re-leasing the assets, subject to actual railcar utilization and rentals. In conjunction with sale-leaseback transactions, CIT has guaranteed all obligations of the related consolidated lessee entities.

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

NOTE 14 CONTINGENCIES

SECURITIES CLASS ACTION

On July 25, 2008 and August 22, 2008, putative class action lawsuits were filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and its Chief Financial Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 (“1934 Act”) and Rule 10b-5 promulgated thereunder during the period from April 18, 2007 to March 5, 2008.

24	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2008, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York by the holder of CIT PrZ equity units against CIT, its Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors. The lawsuit alleges violations of Sections 11 and 12 of the Securities Act of 1933 with respect to the Company’s registration statement and prospectus filed with the SEC on October 17, 2007 through March 5, 2008.

On September 5, 2008, a shareholder derivative lawsuit was filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer, its Controller and members of its Board of Directors, alleging defendants breached their fiduciary duties to the plaintiff and abused the trust placed in them by wasting, diverting and misappropriating CIT’s corporate assets. On September 10, 2008, a similar shareholder derivative action was filed in New York County Supreme Court against CIT, its Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors.

Each of the above lawsuits is premised upon allegations that the Company made false and misleading statements and or omissions about its financial condition by failing to account in its financial statements or, in the case of the preferred stockholder, its registration statement and prospectus, for private student loans related to a pilot training school, which, plaintiffs allege were highly unlikely to be repaid and should have been written off. Plaintiffs seek, among other relief, unspecified damages and interest. CIT believes the allegations in these actions are without merit and intends to vigorously defend these actions.

PILOT TRAINING SCHOOL BANKRUPTCY

In February 2008, a helicopter pilot training school filed for bankruptcy and ceased operating. Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT engaged in the student lending business, had originated private (non-government guaranteed) loans to students of the school, which totaled approximately $196.8 million in principal and accrued interest as of December 31, 2007. SLX ceased originating new loans to students of this school in mid-May 2007, but a majority of our student borrowers had not completed their training when the school ceased operations. Collectability of the outstanding principal and interest on the balance of the loans will depend on a number of factors, including the student’s current ability to repay the loan, whether a student has completed the pilot licensing requirements, whether a student can complete any remaining education requirements at another institution (including making further tuition payments and accessing previous education records) and satisfy any remaining licensing requirements.

After the school filed for bankruptcy, and ceased operations, CIT voluntarily placed those students who were in school at the time of the closure “in grace” such that no payments under their loans are required to be made and no interest on their loans is accruing, pending further notice. Lawsuits, including four putative class action lawsuits, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws. In addition, several other attorneys who purport to represent student borrowers have threatened litigation if their clients do not receive relief with respect to their debts to SLX. CIT participated in a mediation with several class counsels and the parties have made substantial progress towards a resolution of the student claims against SLX. The Attorneys General of several states are reviewing the impact of the helicopter pilot training school’s bankruptcy on the student borrowers and any possible role of SLX. CIT is cooperating in each of the Attorney General inquiries. Management believes the Company has good defenses in each of these pending and threatened matters and with respect to the Attorneys General inquiries. However, since the loans are unsecured and uncertainties exist regarding collection, management continues to attempt to resolve these matters as expeditiously as possible.

STUDENT LOAN INVESTIGATIONS

In connection with investigations into (i) the relationships between student lenders and the colleges and universities that recommend such lenders to their students, and (ii) the business practices of student lenders, CIT and/or SLX received requests for information from several state Attorneys General and several federal governmental agencies. In May, 2007, CIT entered into an Assurance of Discontinuance (“AOD”) with the New York Attorney General (“NYAG”), pursuant to which CIT contributed $3.0 million into a fund established to educate students and their parents concerning student loans and agreed to cooperate with the NYAG’s investigation, in exchange for which, the NYAG agreed to discontinue its investigation concerning certain alleged conduct by SLX. CIT is fully cooperating with the remaining investigations.

VENDOR FINANCE BILLING AND INVOICING INVESTIGATION

In the second quarter of 2007, the office of the United States Attorney for the Central District of California requested that CIT produce the billing and invoicing histories for a portfolio of customer accounts that CIT purchased from a third-party vendor. The request was made in connection with an ongoing investigation being conducted by federal authorities into billing practices involving that portfolio. State authorities in California have been conducting a parallel investigation. It appears the investigations are being conducted under the Federal False Claims Act and its California equivalent. CIT is cooperating with these investigations, and substantial progress has been made towards a resolution of the investigations. Based on the facts known to date, CIT believes its exposure will not be material.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEHMAN BROTHERS BANKRUPTCY

In conjunction with certain interest rate and foreign currency hedging activities, the Company had counterparty receivables from Lehman Specialty Financing Inc (“LSF”), a subsidiary of Lehman Brothers Holding Inc. (“Lehman”) totaling $33 million related to derivative transactions. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In October 2008, LSF filed a Chapter 11 petition in the same court. The Company terminated the swaps prior to the bankruptcy, but has not received payment for the amounts owed, resulting in a bankruptcy claim against LSF. Given the complexity of the bankruptcies and the uncertainties with regard to the liquidation of Lehman and LSF assets, management currently is unable to estimate a probable loss relating to this claim, and has not accrued any related contingency charge as of September 30, 2008.

RESERVE FUND INVESTMENT

At September 30, 2008, the Company had $600 million invested in the Reserve Primary Fund (the “Reserve Fund”), a money market fund. The Reserve Fund currently is in orderly liquidation under the supervision of the SEC and its net asset value has fallen below its stated value of $1.00. In September 2008, the Company requested redemption, and received confirmation with respect to a 97% payout on a portion of the investment. As a result, the Company accrued a pretax charge of $18 million in the quarter representing the Company’s estimate of loss based on the 97% partial payout confirmation. This amount is subject to the total distribution available to all investors of this fund and potential recovery may vary from the recorded investment.

As discussed further in Note 19 – Subsequent Events, the Company received approximately $305 million on October 31, 2008 in conjunction with a partial fund distribution.

NOTE 15 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Until December 31, 2007, CIT was a partner with Dell Inc. (“Dell”) in Dell Financial Services L.P. (“DFS”), a joint venture that offered financing to Dell’s customers. The joint venture provided Dell with financing and leasing capabilities that were complementary to its product offerings and provided CIT with a source of new financings. In December 2007, Dell exercised its right to buy CIT’s interest and the Company sold its 30% ownership interest in the DFS joint venture. CIT has the right to purchase a minimum percentage of DFS finance receivables on a declining scale through January 2010. CIT has certain recourse to DFS on defaulted contracts. Financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $0.7 billion at September 30, 2008 and $0.6 billion at December 31, 2007. Securitized assets included in managed assets were approximately $1.6 billion at September 30, 2008 and $2.3 billion at December 31, 2007.

CIT also has a joint venture arrangement with Snap-on Incorporated (“Snap-on”) that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. The agreement with Snap-on extends until January 2009. CIT and Snap-on have 50% ownership interests, 50% board of directors’ representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT’s financial statements. At both September 30, 2008 and December 31, 2007, financing and leasing assets were approximately $1.0 billion and securitized assets included in managed assets were approximately $12 million and $24 million, respectively.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $500 million at September 30, 2008 and $440 million at December 31, 2007.

In the first quarter of 2007, the Company formed Care Investment Trust Inc. (Care), an externally managed real estate investment trust (RElT), formed principally to invest in healthcare-related commercial real estate. In conjunction with a June 2007 IPO, CIT contributed approximately $280 million of loans to Care in return for cash and a 36% equity investment, worth approximately $79 million in Care at the initial public offering price. A subsidiary of CIT provides services to Care pursuant to a management agreement. The investment in Care is accounted for under the equity method, as CIT does not have a majority of the economics (expected losses and residual returns) in the entity.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. Other assets included approximately $8 million at September 30, 2008 and $11 million at December 31, 2007 of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – BUSINESS SEGMENT INFORMATION

The following table presents our business segment financial information for continuing operations:

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Continuing Operations

Quarter Ended September 30, 2008
Net finance revenue, before depreciation	$155.5	$241.8	$31.6	$252.7	$681.6	$38.8	$720.4	$(85.8)	$634.6
Other income	47.7	15.1	63.6	18.6	145.0	1.1	146.1	(3.4)	142.7
Depreciation on operating lease equipment	(8.1)	(148.1)	–	(128.6)	(284.8)	–	(284.8)	0.1	(284.7)
Provision for credit losses	(44.2)	0.7	(15.3)	(49.9)	(108.7)	(65.9)	(174.6)	(35.7)	(210.3)
Salaries and general operating expenses	(98.5)	(31.8)	(34.2)	(101.0)	(265.5)	(16.8)	(282.3)	(23.9)	(306.2)
Other pre-tax items(1)	–	–	–	(455.1)	(455.1)	–	(455.1)	(28.4)	(483.5)

Income (Loss) from continuing operations before provision for income taxes and minority interest	52.4	77.7	45.7	(463.3)	(287.5)	(42.8)	(330.3)	(177.1)	(507.4)
(Provision) benefit for income taxes and minority interest after tax	(15.5)	(8.5)	(17.2)	108.5	67.3	19.1	86.4	119.4	205.8

Net income (loss) from continuing operations, before preferred dividends	36.9	69.2	28.5	(354.8)	(220.2)	(23.7)	(243.9)	(57.7)	(301.6)

Quarter Ended September 30, 2007
Net finance revenue, before depreciation	$170.1	$229.8	$45.1	$306.4	$751.4	$36.5	$787.9	$(64.8)	$723.1
Other income	99.3	20.4	72.4	76.8	268.9	7.3	276.2	0.7	276.9
Depreciation on operating lease equipment	(7.5)	(136.7)	–	(160.8)	(305.0)	–	(305.0)	0.3	(304.7)
Provision for credit losses	(13.0)	3.0	(7.8)	(7.5)	(25.3)	(13.3)	(38.6)	(25.3)	(63.9)
Salaries and general operating expenses	(116.9)	(35.5)	(39.5)	(124.3)	(316.2)	(18.4)	(334.6)	(8.8)	(343.4)
Other pre-tax items(1)	–	–	–	–	–	–	–	(2.3)	(2.3)

Income (Loss) from continuing operations before provision for income taxes and minority interest	132.0	81.0	70.2	90.6	373.8	12.1	385.9	(100.2)	285.7
(Provision) benefit for income taxes and minority interest after tax	(48.7)	(10.7)	(26.7)	(32.4)	(118.5)	(2.7)	(121.2)	44.0	(77.2)

Net income (loss) from continuing operations, before preferred dividends	83.3	70.3	43.5	58.2	255.3	9.4	264.7	(56.2)	208.5

Nine Months Ended September 30, 2008
Net finance revenue, before depreciation	$497.2	$732.0	$98.7	$771.1	$2,099.0	$105.0	$2,204.0	$(243.2)	$1,960.8
Other income	161.8	89.2	183.6	46.5	481.1	(6.4)	474.7	1.8	476.5
Depreciation on operating lease equipment	(25.5)	(439.8)	–	(394.4)	(859.7)	–	(859.7)	0.3	(859.4)
Provision for credit losses	(105.3)	1.2	(35.8)	(100.6)	(240.5)	(248.6)	(489.1)	(120.1)	(609.2)
Salaries and general operating expenses	(309.4)	(106.6)	(106.7)	(306.6)	(829.3)	(53.7)	(883.0)	(45.0)	(928.0)
Other pre-tax items(1)	(103.9)	–	–	(455.1)	(559.0)	–	(559.0)	(257.1)	(816.1)

Income (Loss) from continuing operations before provision for income taxes and minority interest	114.9	276.0	139.8	(439.1)	91.6	(203.7)	(112.1)	(663.3)	(775.4)
(Provision) benefit for income taxes and minority interest after tax	(39.5)	(30.8)	(52.0)	102.0	(20.3)	85.0	64.7	205.5	270.2

Net income (loss) from continuing operations, before preferred dividends	75.4	245.2	87.8	(337.1)	71.3	(118.7)	(47.4)	(457.8)	(505.2)

Total financing and leasing assets	22,075.9	13,931.7	6,980.9	11,959.7	54,948.2	12,813.8	67,762.0	–	67,762.0
Total managed assets	23,030.4	13,931.7	6,980.9	14,400.3	58,343.3	12,813.8	71,157.1	–	71,157.1

(Table continues on following page)

Item 1: Consolidated Financial Statements	27

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2007
Net finance revenue, before depreciation	$523.4	$667.6	$128.5	$849.8	$2,169.3	$103.9	$2,273.2	$(190.2)	$2,083.0
Other income	530.3	57.5	206.5	267.4	1,061.7	42.5	1,104.2	(9.4)	1,094.8
Depreciation on operating lease equipment	(27.9)	(407.3)	–	(426.0)	(861.2)	–	(861.2)	0.6	(860.6)
Provision for credit losses	(44.8)	25.1	(26.0)	(23.7)	(69.4)	(29.0)	(98.4)	(14.0)	(112.4)
Salaries and general operating expenses	(348.7)	(104.2)	(121.1)	(359.7)	(933.7)	(71.0)	(1,004.7)	(21.7)	(1,026.4)
Other pre-tax items(1)	(22.5)	–	–	–	(22.5)	–	(22.5)	(176.5)	(199.0)

Income (Loss) from continuing operations before provision for income taxes and minority interest	609.8	238.7	187.9	307.8	1,344.2	46.4	1,390.6	(411.2)	979.4
(Provision) benefit for income taxes and minority interest after tax	(227.1)	(29.2)	(71.7)	(103.2)	(431.2)	(10.5)	(441.7)	191.9	(249.8)

Net income (loss) from continuing operations, before preferred dividends	382.7	209.5	116.2	204.6	913.0	35.9	948.9	(219.3)	729.6

Total financing and leasing assets	21,509.0	13,102.9	7,945.9	12,686.7	55,244.5	12,420.1	67,664.6	–	67,664.6
Total managed assets	23,145.9	13,102.9	7,945.9	16,898.1	61,092.8	12,420.1	73,512.9	–	73,512.9

(1)	Includes valuation allowances, debt and debt related derivative extinguishment charges, severance and real estate exit provisions and the Vendor Finance goodwill and intangible asset impairment charge of $455.1 million in the third quarter 2008.

NOTE 17 – SEVERANCE AND FACILITIES EXIT RESERVES

The following table summarizes activities during 2008:

Severance and Facilities Exit Reserves (dollars in millions)

	Severance		Facilities

	Number of Employees	Reserve	Number of Facilities	Reserve	Total Reserves

Balance at December 31, 2007	59	$16.7	36	$8.6	$25.3
Additions and adjustments	905	91.1	4	5.9	97.0
Utilization	(779)	(74.1)	(16)	(3.3)	(77.4)

Balance at September 30, 2008	185	$33.7	24	$11.2	$44.9

The severance additions during 2008 primarily relate to employee termination benefits incurred in conjunction with various organization efficiency and cost reduction initiatives to reduce CIT to a smaller Company with lower operating expenses, as well as the cessation of student lending originations in the first quarter. These additions, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $114.5 million provision. Outstanding severance liabilities at September 30, 2008 will largely be paid to employees in the fourth quarter of 2008.

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

28	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

CONSOLIDATING BALANCE SHEETS	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total

September 30, 2008
ASSETS
Net finance receivables	$670.3	$3,596.2	$49,411.8	$–	$53,678.3
Operating lease equipment, net	8.0	298.3	12,053.2	–	12,359.5
Finance receivables held for sale	–	–	607.0	–	607.0
Cash and cash equivalents	4,441.3	114.2	2,870.6	–	7,426.1
Other assets	8,413.8	281.9	3,750.5	(5,716.0)	6,730.2
Assets of discontinued operation	–	–	44.2	–	44.2

Total Assets	$13,533.4	$4,290.6	$68,737.3	$(5,716.0)	$80,845.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, including deposits	$45,045.3	$2,429.3	$20,438.0	$–	$67,912.6
Credit balances of factoring clients	–	–	3,551.7	–	3,551.7
Accrued liabilities and payables	(37,227.9)	1,158.0	39,681.6	–	3,611.7
Liabilities of discontinued operation	–	–	–	–

Total Liabilities	7,817.4	3,587.3	63,671.3	–	75,076.0
Minority interest	–	–	53.3	–	53.3
Total Stockholders’ Equity	5,716.0	703.3	5,012.7	(5,716.0)	5,716.0

Total Liabilities and Stockholders’ Equity	$13,533.4	$4,290.6	$68,737.3	$(5,716.0)	$80,845.3

December 31, 2007
ASSETS
Net finance receivables	$2,022.5	$3,358.4	$47,805.7	$-	$53,186.6
Operating lease equipment, net	8.6	292.0	12,309.9	–	12,610.5
Finance receivables held for sale	–	253.3	1,006.9	–	1,260.2
Cash and cash equivalents	3,196.0	30.5	3,526.0	–	6,752.5
Other assets	9,262.3	261.0	4,932.3	(6,960.6)	7,495.0
Assets of discontinued operation	–	–	9,308.6	–	9,308.6

Total Assets	$14,489.4	$4,195.2	$78,889.4	$(6,960.6)	$90,613.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, including deposits	$49,525.6	$2,346.7	$17,146.0	$–	$69,018.3
Credit balances of factoring clients	–	–	4,542.2	–	4,542.2
Accrued liabilities and payables	(41,996.8)	1,164.9	46,028.5	–	5,196.6
Liabilities of discontinued operation	–	–	4,838.2	–	4,838.2

Total Liabilities	7,528.8	3,511.6	72,554.9	–	83,595.3
Minority interest	–	–	57.5	–	57.5
Total Stockholders’ Equity	6,960.6	683.6	6,277.0	(6,960.6)	6,960.6

Total Liabilities and Stockholders’ Equity	$14,489.4	$4,195.2	$78,889.4	$(6,960.6)	$90,613.4

Item 1: Consolidated Financial Statements	29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME (dollars in millions)

CONSOLIDATING STATEMENTS OF INCOME	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total

Nine Months Ended September 30, 2008
Finance revenue	$100.9	$218.6	$3,985.8	$–	$4,305.3
Interest expense	(375.9)	(15.9)	(1,952.7)	–	(2,344.5)
Depreciation on operating lease equipment	(0.6)	(62.2)	(796.6)	–	(859.4)

Net finance revenue	(275.6)	140.5	1,236.5	–	1,101.4
Provision for credit losses	(15.0)	(24.7)	(569.5)	–	(609.2)

Net finance revenue after credit provision	(290.6)	115.8	667.0	–	492.2
Equity in net income of subsidiaries	(83.2)	–	–	83.2	–
Valuation allowance for receivables held for sale	–	–	(103.9)	–	(103.9)

Net finance revenue, after credit provision and valuation allowance	(373.8)	115.8	563.1	83.2	388.3
Other income	29.7	10.1	436.7	–	476.5

Total net revenue after valuation allowance	(344.1)	125.9	999.8	83.2	864.8
Salaries and general operating expenses	(299.8)	(62.7)	(565.5)	–	(928.0)
Provision for severance and real estate exiting activities	–	–	(114.5)	–	(114.5)
Loss on debt and debt-related derivative extinguishments	(142.6)	–	–	–	(142.6)
Impairment of goodwill and intangible assets	–	–	(455.1)		(455.1)

(Loss) Income from continuing operations before income taxes	(786.5)	63.2	(135.3)	83.2	(775.4)
Benefit (provision) for income taxes	281.3	(24.0)	24.2	–	281.5
Minority interest, after tax	–	–	(11.3)	–	(11.3)

Net (loss) income from continuing operations, before preferred stock dividends	(505.2)	39.2	(122.4)	83.2	(505.2)
(Loss) from discontinued operation	(2,109.4)	–	–	–	(2,109.4)

Net (loss) income before preferred stock dividends	(2,614.6)	39.2	(122.4)	83.2	(2,614.6)
Preferred stock dividends	(44.3)	–	–	–	(44.3)

Net (loss) income (attributable) available to common stockholders	$(2,658.9)	$39.2	$(122.4)	$83.2	$(2,658.9)

30	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total

Nine Months Ended September 30, 2007
Finance revenue	$90.9	$295.3	$4,213.1	$–	$4,599.3
Interest expense	(33.2)	(86.0)	(2,397.1)	–	(2,516.3)
Depreciation on operating lease equipment	(0.6)	(57.2)	(802.8)	–	(860.6)

Net finance revenue	57.1	152.1	1,013.2	–	1,222.4
Provision for credit losses	(45.6)	(12.7)	(54.1)	–	(112.4)

Net finance revenue after credit provision	11.5	139.4	959.1	–	1,110.0
Equity in net income of subsidiaries	942.7	–	–	(942.7)	–
Valuation allowance for receivables held for sale	–	–	(22.5)	–	(22.5)

Net finance revenue, after credit provision and valuation allowance	954.2	139.4	936.6	(942.7)	1,087.5
Other income	(98.2)	55.6	1,137.4	–	1,094.8

Total net revenue after valuation allowance	856.0	195.0	2,074.0	(942.7)	2,182.3
Salaries and general operating expenses	(101.8)	(75.2)	(849.4)	–	(1,026.4)
Provision for severance and real estate exiting activities	–	–	(37.2)	–	(37.2)
Loss on debt and debt-related derivative extinguishments	(139.3)	–	–	–	(139.3)

(Loss) Income from continuing operations before income taxes	614.9	119.8	1,187.4	(942.7)	979.4
Benefit (provision) for income taxes	114.7	(44.1)	(319.0)	–	(248.4)
Minority interest, after tax	–	–	(1.4)	–	(1.4)

Net (loss) income from continuing operations, before preferred stock dividends	729.6	75.7	867.0	(942.7)	729.6
(Loss) from discontinued operation	(687.4)	–	–	–	(687.4)

Net (loss) income before preferred stock dividends	42.2	75.7	867.0	(942.7)	42.2
Preferred stock dividends	(22.5)	–	–	–	(22.5)

Net income available to common stockholders	$19.7	$75.7	$867.0	$(942.7)	$19.7

Item 1: Consolidated Financial Statements	31

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total

Nine Months Ended September 30, 2008
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$968.6	$138.9	$(605.7)	$–	$501.8

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	1,232.7	(75.2)	(2,125.5)	–	(968.0)
Decrease in inter-company loans and investments	3,817.1	–	–	(3,817.1)	–

Net cash flows (used for) provided by investing activities	5,049.8	(75.2)	(2,125.5)	(3,817.1)	(968.0)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	(4,622.9)	82.6	5,365.0	–	824.7
Inter-company financing	–	(62.6)	(3,754.5)	3,817.1	–
Cash dividends paid	(150.2)	–	–	–	(150.2)

Net cash flows provided by (used for) financing activities	(4,773.1)	20.0	1,610.5	3,817.1	674.5

Net (decrease) increase in cash and cash equivalents	1,245.3	83.7	(1,120.7)	–	208.3
Cash and cash equivalents, beginning of period	3,171.0	30.5	3,111.6	–	6,313.1

Cash and cash equivalents, end of period	$4,416.3	$114.2	$1,990.9	$–	$6,521.4

Nine Months Ended September 30, 2007
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(1,739.5)	$3,106.5	(216.4)	$–	$1,150.6

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	(724.1)	(843.5)	(9,523.2)	–	(11,090.8)
Decrease in inter-company loans and investments	2,550.9	–	–	(2,550.9)	–

Net cash flows (used for) provided by investing activities	1,826.8	(843.5)	(9,523.2)	(2,550.9)	(11,090.8)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	(1,523.3)	(267.2)	12,291.5	–	10,501.0
Inter-company financing	–	(2,170.9)	(380.0)	2,550.9	–
Cash dividends paid	(171.3)	–	–	–	(171.3)

Net cash flows provided by (used for) financing activities	(1,694.6)	(2,438.1)	11,911.5	2,550.9	10,329.7

Net (decrease) increase in cash and cash equivalents	(1,607.3)	(175.1)	2,171.9	–	389.5
Cash and cash equivalents, beginning of period	3,040.3	227.8	1,011.3	–	4,279.4

Cash and cash equivalents, end of period	$1,433.0	$52.7	$3,183.2	$–	$4,668.9

NOTE 19 – SUBSEQUENT EVENTS

On October 31, 2008, the Company received $304.8 million related to the Company’s $600 million investment ($300 million each at CIT Group Inc. and CIT Bank) in The Reserve Fund money market fund. The distribution, which was part of a $26 billion distribution to investors, was represented to the Company as 50.7% of the fund balance as of September 12, 2008 and accrued interest through September 14, 2008.

The fund is in orderly liquidation under the supervision of the SEC, as the net asset value fell below its stated value of $1.00. On September 17, 2008, the Company requested redemption, and received confirmation of a 97% payout related to a portion of the investment. As a result, the Company accrued a pretax charge of $18 million in the third quarter representing the Company’s estimate of loss based on the 97% partial payout confirmation. The actual payout will depend on the fund’s success in liquidating its assets in an orderly process.

32	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 3, 2008, certain subsidiaries of CIT Group Inc. (“CIT”), as borrower and as collateral manager, entered into a Loan and Security Agreement with Wells Fargo Bank, National Association (“Wells”). Under the facility, Wells agreed to provide a 5 year, $500 million revolving financing to CIT. Wells has agreed to make advances against collateral comprised of middle market commercial term and revolving loans, subject to eligibility criteria and approval of Wells. The cost of borrowing under this facility is consistent with CIT’s other recent commercial secured financing transactions, and will consist of a rate of 1-month LIBOR plus a pre-determined spread on the amount drawn and a non-usage fee on the unfunded portion. If the Facility is terminated early, either voluntarily by CIT or involuntarily under the terms of the Facility, CIT will pay Wells a make-whole amount equal to the discounted present value of the pre-determined spread for the remaining term of the Facility. The amount financed under the Facility will generally equal the outstanding principal balance of the loans included in the Facility reduced by an agreed upon discount percentage. Upon the occurrence of certain events tied to the performance of the loans, Wells will have the right to adjust the value of the loans, and if the adjusted value (less the relevant discount percentage) differs from the amount then financed under the Facility, CIT will be required to post additional collateral.

Item 1: Consolidated Financial Statements	33

ITEM 2.	Management’s Discussion and Analysis of Financial
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

In the following discussion we use financial terms that are relevant to our business. You can find a glossary of key terms used in our business in “Item 1. Business” in our Form 10-K for the year ended December 31, 2007 as updated on Form 8-K for the classification of our former home lending business as a discontinued operation.

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

STRATEGY AND FUNDING

In response to the credit markets disruption that began in 2007, that resulted in our inability to access the commercial paper and unsecured term debt markets we commenced a strategic initiative to re-focus the business and to transition our funding model, while emphasizing the maintenance of adequate liquidity given the constrained credit markets. This included a strategic review of our businesses, culminating in the decision to create a smaller enterprise focused exclusively on commercial finance. One element of our strategy is the liquidation of our consumer businesses, principally home lending and student lending. The Company substantially completed its exit from the residential mortgage business during the third quarter of 2008 by selling all of our home lending and manufactured housing receivables to third parties and expects to close on the sale of the remaining mortgage servicing operations in early 2009.

We are liquidating remaining consumer sales finance businesses by ceasing all originations and intensifying collection efforts. Greater focus on our core commercial finance franchises is intended to result in more consistent financial performance in terms of profitability, returns and credit performance.

The other element of our strategy relates to a transition of our funding model as we seek to develop funding options capable of consistently providing diverse and economically efficient sources of capital to our commercial franchise businesses. Bank deposits, secured borrowings and other funding structures will play a greater role in our prospective liability structure as we intend to significantly reduce our use of unsecured debt. Our strategy is to migrate our historic funding composition to the following more balanced model:

Funding Composition	Historic	Planned

Unsecured debt capital markets*	70-75%	25-50%
Secured asset-backed markets	20-30%	25-50%
Deposits	0-5%	10-25%
Other funding structures	—	10-25%

*	The unsecured debt markets are currently not accessible.

34	CIT GROUP INC

As the Company transitions its long-term funding model and operates in stressed financial markets, it maintains a funding plan emphasizing the ability to satisfy funding requirements for a twelve month forward horizon, without accessing the unsecured debt markets. While it is our intention to seek additional secured financings and eventually return to the unsecured term debt markets, we believe we are able to meet our estimated $13 billion in funding needs for the next twelve months through a combination of cash on hand, existing borrowing facilities and balance sheet reduction strategies, including portfolio run-off, volume reductions and asset sales as detailed in the following table. (dollars in billions)

Estimated 12-month funding requirement:		$12.9
Unsecured debt maturities(1)	$9.7
Bank borrowings due April 2009	$2.1
Purchase commitments (largely aircraft)	$1.1
Existing Cash(1)		$4.4
Funding structures with Goldman Sachs & Wells Fargo		$2.2
Secured aircraft financings supported by the ECA(2)		$0.8-1.1
Other committed and available asset-backed financings(3)		$1.5
Non-bank portfolio reduction strategies(4)		$5.0

(1)	Cash excludes $0.8 billion of CIT Bank cash, $0.9 billion of restricted cash and $1.3 billion of other cash balances and short-term investment balances which are not immediately available. Unsecured debt maturities exclude $0.6 billion of corresponding expiring international debt and maturing asset-backed facilities.

(2)	The Company expects to finance all new aircraft deliveries over the next 12-months via ECA provided facilities as the 12-month order book is comprised exclusively of Airbus aircraft.

(3)	Other asset-backed issuance is comprised of committed and available conduit capacity, principally in facilities collateralized by equipment.

(4)	Non-bank portfolio reduction strategies include: Liquidating portfolio run-off (including student loans), reduced non-bank origination volume and further asset sales.

Concurrent with CIT’s plan to shrink its non-bank owned portfolio by over $5 billion in the next 12 months, CIT Bank, the Company’s Utah ILC, is planning growth in 2009, which it expects to fund via a combination of cash-on-hand and deposit growth. CIT Bank grew commercial assets by over $1.5 billion through the third quarter and has approximately $1.0 billion of cash including $150 million at the Reserve fund. The Bank has generated over $800 million in new deposits in the third quarter of 2008. Funds held and raised by CIT Bank are used to fund assets originated directly by the Bank, primarily commercial loans sourced through our Corporate Finance segment.

We believe our current funding plan, which includes both established and contemplated funding sources, is sufficient to meet our funding and liquidity requirements for the next twelve months. We also acknowledge that our liquidity plan is dynamic and management expects to be monitoring markets and adjusting the plan as conditions change.

Principal risks to the Company’s base funding plan outlined above include commitment draws by our customers in excess of plan, inability to do new secured borrowings, reduced asset sales and lower collections from our borrowers. The Company is targeting to maintain a minimum liquid cash balance of $3 billion to protect against these risks. The funding plan may also be supplemented by further retention of the cash flow on portfolio payments, which are expected to approximate $13 billion over the next 12 months. Additionally, roughly 76% ($42 billion) of the Company’s commercial portfolio assets remained unencumbered at September 30, 2008, offering additional financing capability.

With respect to our liquidity plan beyond the twelve month horizon, the Company will continue to take additional steps as market conditions change and potential market opportunities arise. Among the actions that we could potentially execute are: additional secured lending facilities; further curtailment of new business volume; a more rapid liquidation of assets; or the repurchase of debt at a discount. Further, we recognize that our Utah bank as currently chartered is not sufficient to achieve our long-term goals. As a result, we are exploring a variety of options that would allow us to expand our deposit-taking capabilities and potentially benefit from the recently-announced U.S. government programs.

The Company believes that a more balanced funding model is fundamental to its long-term business model and that reducing bank borrowings and maintaining ample capital and strong credit ratings are essential to achieving that objective.

The liquidity and capital enhancement measures described above are designed to maintain the Company’s access to liquidity and restore competitively-priced funding. If successful, management believes that these measures will also support its long-term business model. These measures are subject to a number of uncertainties, however, and there can be no assurance that they will be successfully completed. Further, if completed, these measures may not achieve their anticipated benefits. The Company is highly leveraged relative to its annual cash flow. There exists a risk that the Company will not be able to meet all of its debt service obligations. Management’s failure to successfully implement its liquidity and capital enhancement measures could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

See Liquidity Risk Management for additional information.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	35

FINANCIAL RESULTS AND KEY BUSINESS TRENDS

We reported a loss from continuing operations of $301.6 million ($321.7 million after preferred dividends), or $1.13 per share, for the third quarter of 2008, compared to income of $208.5 million ($201.0 million after preferred dividends), or $1.05 per share for the comparable 2007 quarter. The loss included a $455.1 million pre-tax ($363.6 million after-tax) non-cash write-down of goodwill and other intangible assets (virtually entirely related to the Vendor Finance business segment) as discussed below. For the nine months ended September 30, 2008, we recorded a loss from continuing operations of $505.2 million ($549.5 million after preferred dividends), or $2.22 per share, compared to income of $729.6 million ($707.1 million after preferred dividends), or $3.63 per share for the comparable 2007 period. Items that affected our earnings are included in a table below.

Our third quarter results reflect the liquidity actions described earlier, as well as a focus on efficiency and credit risk management. During the quarter we increased the reserve for credit losses by approximately $75 million, due to weakening economic conditions and higher non-performing asset balances. We reduced expenses by approximately $12 million from last quarter and initiated further cost savings actions. As a result of the market illiquidity, we have been carrying excess liquidity, which has had a dampening effect on our margins which declined from last year. However, the Corporate Finance segment was able to increase its margins through better pricing on a sequential quarterly basis. The ratio of total tangible equity to managed assets at September 30, 2008 improved to 9.16% from 9.02% at June 30, 2008 and 7.69% last September. This ratio was not impacted by the goodwill and intangible impairment charges because goodwill and intangibles are deducted from capital in computing this ratio.

The quarter included the following noteworthy items:

■	Goodwill and intangible asset impairment charges ($455.1 million pretax) related virtually entirely to the Vendor Finance segment reflecting diminished earnings expectations for the segment. We are in the process of restructuring and refocusing this unit in order to return the business to acceptable profitability. The charges represent the entire goodwill and the majority of the intangible assets attributable to the segment.

■	A work force reduction and facility closing charge ($28.4 million pretax), reflecting the elimination of approximately 165 employees in conjunction with streamlining operations across the Company. Employee headcount for continuing operations totaled approximately 5,245 at September 30, 2008, down from 5,425 at June 30, 2008, and 6,545 a year ago.

■	A loss ($18.0 million pretax) on a $600 million money market fund investment at September 30, 2008 (The Reserve Fund) that is currently in orderly liquidation under supervision of the SEC and the net asset value of which has fallen below its stated value of $1.00. In September 2008, the Company requested redemption, and received confirmation of a 97% payout on a portion of the investment. As a result, the Company accrued a pretax charge of $18 million pretax in the quarter. The actual payout will depend on the fund’s success in liquidating its assets in an orderly process. See Note 19 Subsequent Events for information regarding a partial fund distribution in October 2008.

■	The income tax benefit ($50.3 million) for the third quarter reflected the volatility in earnings in the computation of the annual effective tax rate. The higher proportion of losses in U.S. tax jurisdictions in relation to income amounts in low international tax jurisdictions generated the increased benefit.

The following table summarizes these and other noteworthy charges and benefits for the quarters and nine months ended September 30, 2008 and 2007.

Noteworthy (Charges) / Benefit Items (dollars in millions)

	Quarters Ended September 30,				Nine Months Ended September 30,

	2008		2007		2008		2007

	Pre-tax Amount	After-tax Amount	Pre-tax Amount	After-tax Amount	Pre-tax Amount	After-tax Amount	Pre-tax Amount	After-tax Amount

Goodwill and intangible asset impairment charges	$(455.1)	$(363.6)	$–	$–	$(455.1)	$(363.6)	$–	$–
Work force reductions and facility closings	(28.4)	(18.4)	(2.3)	(1.5)	(114.5)	(71.0)	(37.2)	(22.6)
Money market fund investment	(18.0)	(10.4)	–	–	(18.0)	(10.4)	–	–
Valuation adjustments	–	–	–	–	(103.9)	(64.3)	(22.5)	(13.6)
Asset sales	–	–	–	–	(22.8)	(13.9)	228.7	136.9
Securitization impairments	–	–	–	–	(52.7)	(32.0)	–	–
Debt / derivative transactions	–	–	–	–	(142.6)	(86.4)	(139.3)	(79.2)
Tax benefits	–	50.3	–	–	–	106.3	–	20.6

36	CIT GROUP INC

■	Income from continuing operations for 2008 reflect lower of cost or market valuation allowances and losses on asset sales completed for liquidity purposes, while the 2007 quarter included a significant gain on the construction portfolio sale and a valuation adjustment on an energy asset.

■	The securitization retained interest impairment charges include approximately $33 million pretax impairment charge that should have been recorded concurrently with the 2007 fourth quarter sale of our Dell Financial Services joint venture equity interest. This charge reflected the repricing of debt underlying a securitization conduit vehicle in the Vendor Finance segment and was triggered by the sale of CIT’s joint venture equity interest in DFS. Management determined, with the agreement of its Audit Committee, that the error and subsequent correction was not material to the Company’s financial statements. The remaining balance includes a 2008-related impairment $8 million charge to the same conduit vehicle, as well as impairment charges to other conduit vehicles triggered by liquidity considerations.

■	The 2008 debt and derivative amount includes charges relating to the discontinuation of our commercial paper hedging program, net of a $5.5 million gain on early debt extinguishments, while 2007 included a charge related to extinguishments of high cost debt.

■	The year to date 2008 income tax benefit reflects the same factors as discussed on the preceding page for the third quarter. The 2007 balance primarily reflected the release of certain international tax reserves and deferred tax liabilities.

In conjunction with certain interest rate and foreign currency hedging activities, the Company had counterparty receivables totaling $33 million from Lehman Specialty Financing Inc, (LSF) a subsidiary of Lehman Brothers Holding Inc. (Lehman) related to derivative transactions as of September 30, 2008. On September 15, 2008, Lehman Brothers Holdings Inc. filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. In October 2008, LSF also filed under Chapter 11 bankruptcy. The Company terminated the swaps prior to the bankruptcy filing by LSF, but has not received payment for the amounts owed, resulting in a bankruptcy claim against LSF. Given the complexity of the bankruptcies and the uncertainties, including length of time, with regard to the liquidation of Lehman and LBH assets, management is currently unable to estimate a probable loss relating to this claim, and has not accrued any related contingency charge as of September 30, 2008.

REVENUE

Total net revenue, comprised of net finance revenue and other income, was down from the 2007 third quarter, due to higher non-accruals and lower other income, impacted by the illiquid markets and lower demand for syndications and receivable sales and higher funding costs. Total net revenue before valuations and credit provisions was $492.6 million for the current quarter, down from $695.3 million during the 2007 third quarter.

Similar trends drove the decline in total net revenue before valuations and credit provisions for the nine months to $1,577.9 million in 2008 from $2,317.2 million in the prior year, which included gains totaling $240.1 million on the sale of the construction portfolio in the 2007 second quarter.

NET FINANCE REVENUE

Net finance revenue of $349.9 million decreased 8.4% from the prior quarter and 16% from the corresponding 2007 quarter. As a percentage of average earning assets, net finance revenue decreased to 2.20% from 2.34% last quarter and 2.74% a year ago. The decline from the prior quarter reflected lower operating lease margins, higher levels of non-performing assets, and increased cost of liquidity. The decline from the prior year, which was comparable for both the third quarter and the nine months, reflected the cost of increased liquidity and the widening of the Company’s borrowing spreads over benchmark rates. Average earning assets increased 4% over the prior year quarter and decreased 2% from the prior quarter. Asset growth for the quarter was strategically controlled to balance liquidity.

Though market interest rates (e.g., LIBOR) have declined over the past year, our funding costs have not benefitted from the lower market interest rates, as the Company has not been able to access the unsecured debt markets and the Company’s borrowing spreads over benchmark rates have increased significantly. As described in Capitalization and in the Liquidity section of Risk Management, beginning in the second half of 2007, we reduced our commercial paper balances significantly due to market volatility and relied more heavily on our bank credit facilities and secured financing sources with longer terms and higher rates.

Net finance revenue for our commercial segments and corporate and other (including the cost of increased liquidity and other unallocated treasury costs) as a percentage of average earning assets declined to 2.45% in the current quarter from 2.63% in the prior quarter and 3.10% in the prior year quarter. Net finance revenue for just the commercial segments was 3.12% for the quarter and the prior quarter versus 3.63% for the third quarter of 2007, as shown in the preceding table.

We expect this downward pressure on net finance income to continue through 2008.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	37

Net Finance Revenue (dollars in millions)

	Quarters Ended			Nine Months Ended

	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Finance income – loans and capital leases	$907.7	$916.9	$1,090.6	$2,814.0	$3,138.1
Rental income on operating leases	492.2	492.3	511.1	1,491.3	1,461.2

Finance revenue	1,399.9	1,409.2	1,601.7	4,305.3	4,599.3
Less: interest expense	(765.3)	(747.1)	(878.6)	(2,344.5)	(2,516.3)
Depreciation on operating lease equipment	(284.7)	(280.1)	(304.7)	(859.4)	(860.6)

Net finance revenue	$349.9	$382.0	$418.4	$1,101.4	$1,222.4

Average Earnings Assets (“AEA”)	$63,742.6	$65,184.2	$61,036.8	$64,594.6	$59,619.5

As a % of AEA:
Finance income – loans and capital leases	5.70%	5.63%	7.15%	5.81%	7.02%
Rental income on operating leases	3.09%	3.02%	3.35%	3.07%	3.26%

Finance revenue	8.79%	8.65%	10.50%	8.88%	10.28%
Less: interest expense	(4.80%)	(4.59%)	(5.76%)	(4.84%)	(5.63%)
Depreciation on operating lease equipment	(1.79%)	(1.72%)	(2.00%)	(1.77%)	(1.92%)

Net finance revenue	2.20%	2.34%	2.74%	2.27%	2.73%

As a % of AEA by Segment:
Corporate Finance	2.72%	2.60%	3.17%	2.79%	3.13%
Transportation Finance	2.70%	3.01%	2.88%	2.81%	2.76%
Trade Finance	3.78%	3.68%	5.74%	4.06%	5.77%
Vendor Finance	4.15%	4.11%	4.63%	4.19%	4.76%
Commercial Segments	3.12%	3.12%	3.63%	3.20%	3.59%
Consumer	1.20%	1.19%	1.24%	1.08%	1.26%
Consolidated net finance revenue	2.20%	2.34%	2.74%	2.27%	2.73%

The following table presents the causes of the reduced year-over-year net finance revenue percentage for the nine month periods.

Change in Net Finance Revenue as a % of Average Earning Assets (AEA) – Nine Month Periods

Net Finance Revenue as a % of AEA

Net finance revenue – nine months ended September 30, 2007	2.73%
Funding related	(0.24)
Higher cash balances	(0.06)
Increased non-accrual accounts	(0.07)
Lower yield-related fees	(0.02)
Increase in proportion of government guaranteed student loans	(0.03)
Lower operating lease margins	(0.04)

Net finance revenue – nine months ended September 30, 2008	2.27%

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)

	Quarters Ended			Nine Months Ended

	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Rental income on operating leases	15.65%	15.61%	17.09%	15.82%	16.76%
Depreciation on operating lease equipment	(9.05)%	(8.88)%	(10.19)%	(9.11)%	(9.87)%

Net operating lease revenue	6.60%	6.73%	6.90%	6.71%	6.89%

Average Operating Lease Equipment (“AOL”)	$12,576.5	$12,610.6	$11,963.3	$12,571.9	$11,626.3

38	CIT GROUP INC

Net operating lease revenue of $207.5 million decreased 2% from the prior quarter mostly in the rail business and was slightly higher than the prior year quarter. Rail utilization at 96% including customer commitments to lease was flat with prior quarters. For the nine month period, net operating lease revenue increased in dollar terms by 5%, driven by aerospace rentals, somewhat offset by lower utilization of center beam rail cars in our rail business, reflecting the weaker economy and, in particular, significantly lower residential construction activity. Net operating lease revenue as a percentage of operating lease equipment declined from the prior year due to lower market rates.

All but one commercial aircraft are under lease contracts, with a memorandum of understanding pending final lease negotiations on the off-lease plane. Additionally, 19 of the 21 aircraft in our order book remaining to be delivered in 2008 and 2009 are placed with customers; two of the planes previously placed with a carrier that recently filed for bankruptcy are in the process of being redeployed. See Concentrations —Operating Leases for additional information regarding operating lease assets.

As explained in Strategy and Funding section, management is in process of changing the Company’s funding composition.

CREDIT METRICS

Overall credit metrics continued to reflect the overall weakening economy in the form of higher past due and non-accrual loans and higher overall charge-offs. Our commercial businesses, particularly Corporate Finance and Trade Finance, weakened from prior year levels.

The charge-off comparison to the prior year also reflects higher charge-offs on private (non-U.S. government guaranteed) student loans, as well as unsecured consumer loans.

Net Charge-offs (charge-offs net of recoveries)
(dollars in millions, % as a percentage of average owned or managed finance receivables)

	Quarters Ended						Nine Months Ended

	September 30, 2008		June 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007

Owned
Corporate Finance	$40.8	0.77%	$25.2	0.47%	$16.5	0.33%	$105.5	0.65%	$47.0	0.31%
Transportation Finance	(0.7)	(0.11)%	–	–	(3.3)	(0.56)%	(1.3)	(0.07)%	(25.4)	(1.49)%
Trade Finance	17.7	1.08%	12.1	0.74%	7.2	0.39%	38.8	0.77%	24.1	0.47%
Vendor Finance	39.8	1.46%	21.2	0.79%	13.3	0.51%	80.5	1.00%	35.7	0.47%

Commercial Segments	97.6	0.95%	58.5	0.56%	33.7	0.34%	223.5	0.71%	81.4	0.27%
Consumer	29.9	0.93%	28.2	0.87%	13.5	0.49%	88.9	0.92%	28.7	0.37%

Total	$127.5	0.94%	$86.7	0.64%	$47.2	0.37%	$312.4	0.76%	$110.1	0.29%

Managed
Corporate Finance	$42.2	0.76%	$28.8	0.50%	$18.0	0.34%	$113.3	0.66%	$53.6	0.33%
Transportation Finance	(0.7)	(0.11)%	–	–	(3.3)	(0.56)%	(1.3)	(0.07)%	(25.4)	(1.49)%
Trade Finance	17.7	1.08%	12.1	0.74%	7.2	0.39%	38.8	0.77%	24.2	0.47%
Vendor Finance	48.2	1.38%	33.3	0.97%	19.1	0.52%	110.8	1.02%	51.0	0.48%

Commercial Segments	107.4	0.95%	74.2	0.65%	41.0	0.36%	261.6	0.75%	103.4	0.31%
Consumer	29.9	0.93%	28.2	0.87%	13.5	0.49%	88.9	0.92%	28.7	0.37%

Total	$137.3	0.94%	$102.4	0.70%	$54.5	0.39%	$350.5	0.78%	$132.1	0.32%

Net charge-offs as a percentage of average finance receivables were 0.95% for the commercial businesses, up from 0.56% last quarter as charge-offs in all segments, with the exception of Transportation Finance, increased. The sequential quarter increase primarily reflects a $12 million charge-off of a commercial real estate loan on which we foreclosed, and $13 million of charge-offs related to previously-acquired receivables in Vendor Finance.

Corporate Finance net charge-offs increased in 2008 due to a deterioration across most business lines, reflecting the overall economic conditions, coupled with lower recoveries. Transportation Finance had lower recoveries in 2008, as there was a large aerospace recovery in the first quarter of 2007. Net charge-offs in Trade Finance increased from favorable prior year levels. Vendor Finance increased in the third quarter principally due to certain previously acquired portfolios for which management revised its approach and outlook with respect to collectability. For the nine month period, U.S., Europe and Asia / Pacific all recorded higher charge-offs over prior year levels.

Charge-offs in the Consumer segment increased due to higher charge-offs on private (non-U.S. government guaranteed) student loans, as well as unsecured consumer loans ($44.2 million for the nine months, up from $28.7 million in 2007).

Considering the current economic outlook and the impact of the economy on portfolio trends and asset quality, we currently expect commercial net charge-offs to continue to increase, driven in part by lower recoveries; and to continue to increase reserves related to the Consumer segment as the private student portfolio continues to season and more loans move into repayment status.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	39

Non-performing Assets (dollars in millions, % as a percentage of finance receivables)

	September 30, 2008		June 30, 2008		December 31, 2007

Corporate Finance	$603.2	2.83%	$540.2	2.59%	$242.2	1.14%
Transportation Finance	5.5	0.20%	–	–	3.3	0.13%
Trade Finance	83.9	1.20%	83.3	1.34%	41.6	0.57%
Vendor Finance	178.9	1.64%	195.7	1.83%	190.6	1.84%

Commercial Segments	871.5	2.08%	819.2	2.03%	477.7	1.15%
Consumer	190.5	1.50%	166.7	1.29%	8.5	0.07%

Total	$1,062.0	1.95%	$985.9	1.85%	$486.2	0.90%

Non accrual loans	$997.8	1.83%	$975.0	1.83%	$477.5	0.89%
Repossessed assets	64.2	0.12%	10.9	0.02%	8.7	0.02%

Total non-performing assets	$1,062.0	1.95%	$985.9	1.85%	$486.2	0.90%

Non-performing assets for the commercial businesses were 2.08% of finance receivables at September 30, 2008, up from 2.03% from last quarter. Trade Finance non-performing assets were flat in amount in relation to prior quarter, and remained above the prior year, reflecting the continuing challenging retail environment. Vendor Finance decreased 9% sequentially, principally due to higher charge-offs in the international operations. Commercial non-performing assets are specifically reserved to estimated realizable value based on underlying collateral and cash flows.

Corporate Finance metrics trended up during the nine months primarily due to the addition of accounts in communications, media & entertainment, commercial real estate, syndicated loan group, commercial & industrial and small business lending. We may classify certain loans as non-accrual based on their credit profile even though they may not be contractually past due. Commercial leases are reserved and/or charged-off to net realizable value when placed on non-performing status.

The increase in the Consumer segment reflected higher non-accrual loans in the private student lending portfolio, primarily loans to students of a bankrupt pilot training school.

Past Due Loans (60 days or more) (dollars in millions, % as a percentage of finance receivables)

	September 30, 2008		June 30, 2008		December 31, 2007

Owned
Corporate Finance	$386.5	1.81%	$535.2	2.57%	$194.8	0.91%
Transportation Finance	6.1	0.23%	6.2	0.24%	9.8	0.39%
Trade Finance	131.3	1.88%	125.9	2.02%	71.1	0.97%
Vendor Finance	296.9	2.73%	311.7	2.91%	336.0	3.24%

Commercial Segments	820.8	1.96%	979.0	2.43%	611.7	1.47%
Consumer	649.0	5.10%	642.5	4.98%	600.8	4.93%

Total	$1,469.8	2.70%	$1,621.5	3.05%	$1,212.5	2.26%

Managed
Corporate Finance	$415.8	1.85%	$561.2	2.05%	$201.8	0.86%
Transportation Finance	6.1	0.21%	6.2	0.21%	9.8	0.39%
Trade Finance	131.3	1.88%	125.9	1.99%	71.1	0.97%
Vendor Finance	441.6	3.31%	470.1	3.28%	520.7	3.49%

Commercial Segments	994.8	2.17%	1,163.4	2.52%	803.4	1.68%
Consumer	649.0	5.07%	642.5	4.95%	600.8	4.88%

Total	$1,643.8	2.81%	$1,805.9	3.06%	$1,404.2	2.32%

40	CIT GROUP INC

60+ day owned delinquencies for the commercial businesses were 1.96% of finance receivables, down from 2.43% last quarter, primarily due to an energy loan that was brought current in the third quarter and foreclosure of a property underlying a previously-delinquent commercial real estate loan that was transferred to other assets.

Consumer delinquency trends were driven entirely by student lending, as other consumer loan delinquencies were down in both amount and percentage from December 2007. Delinquencies on student loans for which there is a 97% government guarantee totaled $617.8 million (5.33%) at September 30, 2008, up from $569.1 million (5.23%) at December 31, 2007. Delinquencies on private loans totaled $19.8 million (2.59%) at September 30, 2008 and $12.6 million (2.03%) at December 31, 2007. Approximately $533 million (70%) of the private loan portfolio is not yet in repayment status, which begins upon graduation, or when a student no longer attends school. As more loans enter repayment status, it is likely that we will experience changes in delinquency rates.

See Concentrations for additional information.

RESERVE FOR CREDIT LOSSES

Reserve and Provision for Credit Losses for the Periods Ended September 30 (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007
Reserve balance – beginning of period	$780.8	$500.4	$574.3	$577.1

Provision for credit losses – finance receivables (by segment)
Corporate Finance	44.2	13.0	105.3	44.8
Transportation Finance	(0.7)	(3.0)	(1.2)	(25.1)
Trade Finance	15.3	7.8	35.8	26.0
Vendor Finance	49.9	7.5	100.6	23.7
Consumer	65.9	13.3	248.6	29.0
Corporate and other, including specific reserving actions	35.7	25.3	120.1	14.0

Total provision for credit losses	210.3	63.9	609.2	112.4
Reserve changes relating to foreign currency translation, acquisitions, other	(7.9)	10.7	(15.4)	(51.6)

Additions to reserve for credit losses, net	202.4	74.6	593.8	60.8

Net charge-offs (recoveries)
Corporate Finance	40.8	16.5	105.5	47.0
Transportation Finance	(0.7)	(3.3)	(1.3)	(25.4)
Trade Finance	17.7	7.2	38.8	24.1
Vendor Finance	39.8	13.3	80.5	35.7
Consumer	29.9	13.5	88.9	28.7

Total net charge-offs	127.5	47.2	312.4	110.1

Reserve balance – end of period	$855.7	$527.8	$855.7	$527.8

Reserve for credit losses as a percentage of finance receivables			1.57%	1.00%
Reserve for credit losses (excluding specific reserves) as a percentage of finance receivables, excluding guaranteed student loans			1.32%	1.20%
Reserve for credit losses as a percentage of non-performing assets			80.6%	123.7%
Reserve for credit losses as a percentage of non-performing assets, excluding guaranteed student loans			79.7%	123.7%

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

For consumer loan portfolios, past due loan roll-rate analysis is applied in conjunction with estimates of loss severity. Roll-rate analysis involves tracking the migration patterns of loans from past due status through non-accrual, collection and repossession to loss over the loss emergence period. This analysis provides estimates of frequency of loss (i.e. what percentage of loans at each degree of past due status, 30 days, 60 days etc. will eventually become uncollectible and result in a loss). Actual loss severity (i.e. the portion of a loan that ultimately becomes uncollectible) is monitored by loan type and, coupled with the roll-rate migration analysis, is utilized to estimate inherent loss in the portfolio.

Our reserves are designed to provide for our estimate of inherent loss in the portfolio as of the date of the financial statements. We monitor trends in past due and non-accrual loans as part of our credit risk process, however, for many of our commercial loans, overall past due and non-accrual loan trends are not direct indicators of inherent loss and are not used to develop reserve estimates because collectability of the loan is dependent upon collateral and or estimated cash flows of the individual borrowers. In contrast, for portfolios consisting of smaller homogenous loans to which we apply roll-rate analysis in estimating reserves, past due loan trends are generally better correlated with reserve requirements.

The increased current quarter provision for credit losses in the commercial segments reflects weakened credit metrics compared to the prior year quarter and unusually high recoveries in the commercial aerospace business in 2007. During the quarter and nine months, non-accrual commercial loans (including repossessed assets) increased $52.1 million and $393.7 million to $871.5 million. These increases were largely concentrated in the Corporate Finance segment ($63.0 million and $361.0 million for the quarter and nine month period). Repossessed assets increased from December 2007 due to a foreclosure of property underlying a commercial real estate transaction in the third quarter.

The provision for the nine months, and the reserve at September 30, 2008, includes amounts related to loans to students of a pilot training school that filed for bankruptcy during the first quarter of 2008. This specific reserving action reflects management’s best estimate of losses, based on information available at this time and the collection strategy that we anticipate pursuing. See Concentrations for additional information on the Student Lending portfolio.

The following table presents the reserve balance allocated to the commercial and Consumer segments.

Reserves and Finance Receivables (dollars in millions)

	September 30, 2008		December 31, 2007
	Reserve	Finance Receivables	Reserve	Finance Receivables
Commercial(1)	$635.8	$41,815.1	$512.2	$41,556.1

Consumer	219.9	12,718.9	62.1	12,204.8

	$855.7	$54,534.0	$574.3	$53,760.9

(1)	The reserve balances include specific reserves totaling $154.8 million and $52.1 million at September 30, 2008 and December 31, 2007.

The commercial portfolios, including Corporate Finance, feature larger loans which are subject to individual periodic loan review and assessment of SFAS 114 reserve requirements under our regular credit risk management process. Specific reserves related to impaired loans totaled $154.8 million (24.6% of commercial non-accrual loans individually reviewed), compared to $107.6 million (18.4%) at June 30, 2008 and $52.1 million (20.9%) at December 31, 2007. Impairment or SFAS 114 reserves are required when there is a shortfall between the estimated value and the recorded investment in the finance receivable, with the estimated value determined using the fair value of the collateral and other cash flows if the finance receivable is collateralized, or the present value of expected cash flows discounted at the contract’s effective interest rate. The reduction in the ratio of commercial reserves to commercial non-performing assets from 2007 reflects a reduction in the estimated proportional loss in non-performing loans.

We believe that our total reserve for credit losses of $855.7 million represents management’s best estimate of credit losses incurred in the portfolio based on currently available information. See Risk Factors for additional discussion on reserve adequacy.

42	CIT GROUP INC

NET FINANCE REVENUE, AFTER PROVISION FOR CREDIT LOSSES

Net Finance Revenue, After Provision for Credit Losses, (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net finance revenue	$349.9	$382.0	$418.4	$1,101.4	$1,222.4
Provision for credit losses	(210.3)	(152.2)	(63.9)	(609.2)	(112.4)

Net finance revenue after credit provision	139.6	229.8	354.5	492.2	1,110.0
Valuation allowance for assets held for sale	–	13.6	–	(103.9)	(22.5)

Net revenue, after credit provision and valuation allowance	$139.6	$243.4	$354.5	$388.3	$1,087.5

As a % of AEA:
Net finance revenue	2.20%	2.34%	2.74%	2.27%	2.73%
Provision for credit losses	(1.32)%	(0.93)%	(0.42)%	(1.25)%	(0.25)%
Valuation allowance for assets held for sale	–	0.08%	–	(0.21)%	(0.05)%

Net revenue, after credit provision and valuation allowance	0.88%	1.49%	2.32%	0.81%	2.43%

Average Earnings Asset (“AEA”)	$63,742.6	$65,184.2	$61,036.8	$64,594.6	$59,619.5

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

NET FINANCE REVENUE, AFTER CREDIT PROVISION AND VALUATION ALLOWANCE

Net finance revenue, after credit provision and valuation allowances, was down from the prior year. The valuation allowance recorded during 2008 reflected an adjustment (to reduce receivables held for sale to the lower of cost or market) to asset-based loans sold in conjunction with liquidity initiatives in the Corporate Finance segment. We transferred approximately $1.4 billion of receivables from held for investment during the first quarter, which were substantially sold by the end of the third quarter.

OTHER INCOME

Other income as a percentage of total net revenue (net finance revenue plus other income) was 29% and 30% for the quarter and nine months ended September 30, 2008, versus 40% and 47% in the prior year periods. Excluding the impairment charge discussed below and the gain on sale of construction portfolio in the prior year, the nine month percentage was 32%, down from 41% in the prior year, principally due to lower syndication fees and receivable sales gains. The components of other income are as follows:

Other Income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Fees and other income	$68.0	$66.9	$131.7	$207.6	$436.2
Factoring commissions	52.3	46.9	60.1	148.4	165.0
Gains (losses) on receivable sales and syndication fees	13.6	(3.3)	29.1	15.0	128.5
Gains on sales of leasing equipment	26.8	56.0	28.1	130.6	91.2
Money market fund investment impairment charge	(18.0)	–	–	(18.0)	–
(Losses) gains on securitizations	–	(11.2)	18.4	(7.1)	33.8
Gain on loan portfolio dispositions	–	–	9.5	–	240.1

Total other income	$142.7	$155.3	$276.9	$476.5	$1,094.8

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	43

Fees and other income are comprised of asset management, agent and servicing fees, including securitization-related servicing fees, accretion and impairment charges relating to retained securitization interests, advisory and agent fees, as well as income from joint venture operations. Fees and other income were up slightly from the prior quarter but declined from the prior year quarter and nine month period on lower securitization related income and lower joint venture earnings. The 2008 nine month period includes $41 million of impairment charges reflecting the repricing of debt costs underlying one of our vendor finance securitization conduit vehicles. Joint venture revenue declined, reflecting the 2007 year end sale of our interest in the DFS joint venture.

Factoring commissions were seasonally up from prior quarter but down from prior year due to lower factoring volumes and lower commission rates.

Gains on receivable sales and syndication fees includes approximately $23 million in losses on sales of receivables for liquidity purposes. Commercial loan sales and syndication volume was approximately $590 million in the current quarter and $862 million in prior year quarter (10% of commercial origination volume in the current year versus 13% in the prior year). For the nine month period, commercial loan sales and syndications volume was $2.9 billion (21% of commercial origination volume) versus $4.3 billion (20%) in prior year. The decreases are a reflection of the continued market illiquidity and our strategic focus on limiting new business volume growth.

Gains on sales of leasing equipment reflect gains on the sale of aircraft of $10 million for the 2008 quarter and $59 million (net of $11 million of valuations for assets moved to assets held for sale) for the nine month period, corresponding to a total book value of approximately $1.0 billion.

Money market fund investment impairment charge relates to the $600 million investment in a money market fund at September 30, 2008 that is currently in an orderly liquidation under supervision of the SEC. See Note 9 – Subsequent Events for information regarding the receipt of a partial fund distribution in October 2008.

Gains on securitization declined from prior year mostly due to a Vendor Finance securitization charge of $12 million in the June quarter. Excluding the second quarter charge, gains as a percentage of volume securitized for the nine month period were 0.4% in current year (on volume of approximately $1 billion), down from 1.0% in prior year (on $3.5 billion volume). The 2007 third quarter gain included $10.1 million related to the securitization of approximately $350 million of small business lending receivables.

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and General Operating Expense (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Salaries and employee benefits	$194.9	$203.1	$208.0	$588.2	$645.0
Other general operating expenses	111.3	115.0	135.4	339.8	381.4

Salaries and general operating expenses	$306.2	$318.1	$343.4	$928.0	$1,026.4

Provision for severance and facilities exiting expenses	$28.4	$17.0	$2.3	$114.5	$37.2
Efficiency ratio(1)	62.2%	59.2%	49.4%	58.8%	44.3%
Headcount				5,245	6,545

(1)	Efficiency ratio is the ratio of salaries and general operating expenses to total net revenues before the provision for credit losses and valuation allowance.

Salaries and general operating expenses were down $12 million from last quarter, $37 million from the year ago quarter and $98 million for the nine months ended September 30, 2008. Lower salaries and employee benefits primarily reflect the 20% decline in total headcount and decreased incentive compensation accruals.

The third quarter severance and facilities charges totaled $28 million and primarily reflect reductions of approximately 165 employees in conjunction with streamlining operations across the Company. Year to date charges totaled $114 million and reflect reductions of approximately 900 employees throughout the organization. Expected annual savings from the year to date actions are approximately $123 million, of which approximately $23 million was realized in the current quarter.

See Note 17 – Severance and Facility Exit Reserves for additional information

GOODWILL AND INTANGIBLE ASSET IMPAIRMENTS

We performed goodwill impairment testing at September 30, 2008 because of sharply diminished future earnings expectations in the Vendor Finance segment, coupled with the fact that the Company’s common stock had been trading below book value per share for four consecutive quarters.

44	CIT GROUP INC

In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify potential impairment, in accordance with SFAS 142, the estimated fair values of the three reporting units with goodwill (Corporate Finance, Trade Finance and Vendor Finance) were developed using discounted cash flow analyses (DCFA) utilizing observable market data to the extent available. The discount rates utilized in these DCFA ranged from approximately 15% to approximately 20%, reflecting market based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of individual segments. The results of the DCFA were corroborated with market price to earnings multiples and tangible book value multiples of relevant, comparable peer companies. The results of this Step 1 process indicated potential impairment in the Vendor Finance and Corporate Finance segments, as the book values of each segment exceeded their respective estimated fair values. There was no indicated impairment for Trade Finance, as the estimated fair value of this segment exceeded its corresponding book value.

As a result, management performed the second step (“Step 2”) to quantify the goodwill impairment, if any, for the Corporate Finance and Vendor Finance segments in accordance with SFAS 142. In this step, the estimated fair values for each of the two segments were allocated to their respective assets and liabilities in order to determine an implied value of goodwill, in a manner similar to the calculations performed in accounting for a business combination. The results of this second step indicated that the entire Vendor Finance goodwill balance was impaired, resulting in the $426.4 million charge. For the Corporate Finance segment, the second step analysis indicated that the fair value shortfall was attributable to tangible assets (primarily finance receivables), rather than the goodwill (franchise value) of the segment. Therefore, no impairment charge was required for the Corporate Finance segment goodwill at September 30, 2008. SFAS 142 requires that this allocation process is to be performed only for purposes of measuring goodwill impairment, and not to adjust recognized, tangible assets or liabilities. Accordingly, no impairment charge related to or adjustment to the book basis of any finance receivables, other tangible assets, or liabilities was recorded as a result of this process.

Management also performed an impairment review of other intangible assets in the third quarter in accordance with SFAS 144. As a result of the diminished estimated cash flows associated with certain acquired other intangibles primarily in the Vendor Finance segment, management determined that the carrying values of certain acquired customer relationships in both European and domestic Vendor Finance operations (and minor portion of similar assets in the Corporate Finance healthcare business) were not recoverable.

Should the future earnings and cash flows of the Trade Finance and Corporate Finance segments decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required if book equity value exceeds the estimated fair value of the enterprise or of an individual reporting unit.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007
Tax (Benefit) provision on continuing operations	$(206.3)	$76.1	$(281.5)	$248.4
Less: Changes in uncertain tax liabilities and NOL valuation adjustments	24.2	(4.3)	44.0	(36.5)
Tax provision (benefit) on significant, unusual items-asset sale / debt extinguishment / hedge loss / valuation adjustment	—	—	(98.3)	38.2

(Benefit) provision for income taxes – adjusted	(230.5)	80.4	(227.2)	246.7

Tax (Benefit) on discontinued operation	37.7	(171.7)	(595.4)	(424.5)

(Benefit) for income tax – total	$(168.6)	$(95.6)	$(876.9)	$(176.1)

Effective tax rate – continuing operations	40.7%	26.7%	36.3%	25.4%
Annual effective tax rate – adjusted	45.5%	28.2%	43.3%	28.3%
Effective tax rate – discontinued operation	89.7%	41.0%	22.0%	38.2%
Effective tax rate – total	36.2%	71.7%	25.2%	132.9%

The effective tax rate as adjusted and disclosed in the table above differs from the U.S. federal tax rate of 35% primarily due to state and local income taxes, permanent differences between the book and tax treatment of certain items including goodwill, and the proportion of foreign earnings taxed at lower tax rates.

For the nine months ended September 30, 2008, CIT’s effective tax rate in continuing operations as adjusted of approximately 43% (excluding separately stated items in the table above) results from the significant tax benefit generated by losses in the U.S., as the U.S. statutory rate is higher than the statutory rates in most of our international jurisdictions which generated income. These losses in the U.S. generated large tax benefits, which increased the effective tax rate from losses on continuing operations. The tax benefit was reduced by limitations on the deductibility of goodwill impairment charges, thereby reducing the effective tax rate. The goodwill impairment affected goodwill attributable to both stock and asset acquisitions. To the extent that the goodwill was associated with an asset acquisition, it was tax deductible. The increases in valuation allowance and

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	45

liabilities related to uncertain tax positions further reduced the effective tax rate by reducing the tax benefit reported for continuing operations.

The tax benefit of $595.4 million in discontinued operations is net of a federal and state valuation allowance of approximately $485 million recorded against U.S. net operating losses. The valuation allowance included in discontinued operations is calculated in accordance with SFAS 109, which requires the assessment of both positive and negative evidence in determining whether some part or all of the U.S. net operating losses are more likely than not to be realized. CIT intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

For the nine months ended September 30, 2008, the effective tax rate for continuing operations was increased (higher benefit) by pre-tax losses designated as significant and non-recurring in nature (a lower of cost or market valuation allowance and a loss on swaps formerly hedging the commercial paper program) which were tax-effected individually by applying the U.S. federal statutory rate and applicable state tax rates. In 2007, the nine months ended September 30 were impacted by the separately-stated gain on the sale of the U.S. construction portfolio and the tax benefit recorded against the loss on the extinguishment of debt.

The income tax from continuing operations for the quarter ended September 30, 2008 included a $24.2 million net increase in liabilities related to uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. In the quarter ended September 30, 2007, the income tax provision from continuing operations included a $1.5 million tax provision related to an increase in liabilities related to uncertain tax positions offset by a deferred tax liability release associated with certain aircraft transfers. CIT anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2009 in the range of $40-$100 million, of which approximately $27 million may not impact the effective tax rate.

FINANCING AND LEASING ASSETS

Financing and Leasing Assets by Segment (dollars in millions)

	September 30, 2008		December 31, 2007	Percentage Change

Corporate Finance
Finance receivables	$21,294.3		$21,326.2	(0.1)%
Operating lease equipment, net	287.4		459.6	(37.5)%
Financing and leasing assets held for sale	254.9		669.3	(61.9)%

Owned assets	21,836.6		22,455.1	(2.8)%
Finance receivables securitized and managed by CIT	954.5		1,526.7	(37.5)%

Managed assets	22,791.1		23,981.8	(5.0)%

Transportation Finance
Finance receivables	2,665.7		2,551.3	4.5%
Operating lease equipment, net	11,011.4		11,031.6	(0.2)%
Financing and leasing assets held for sale	254.3		–	NM

Owned assets	13,931.4	(1)	13,582.9	2.6%

Trade Finance
Finance receivables	6,972.9		7,330.4	(4.9)%
Financing and leasing assets held for sale	8.0		–

Owned assets	6,980.9		7,330.4	(4.8)%

Vendor Finance
Finance receivables	10,882.2		10,373.3	4.9%
Operating lease equipment, net	1,060.7		1,119.3	(5.2)%
Financing and leasing assets held for sale	16.8		460.8	(96.4)%

Owned assets	11,959.7		11,953.4	0.1%
Finance receivables securitized and managed by CIT	2,440.6		4,104.0	(40.5)%

Managed assets	14,400.3		16,057.4	(10.3)%

Consumer
Finance receivables – student lending	12,347.9		11,499.9	7.4%
Finance receivables – other	371.0		679.9	(45.4)%
Financing and leasing assets held for sale	73.0		130.1	(43.9)%

Owned assets	12,791.9		12,309.9	3.9%

Other – Equity Investments	261.5		165.8	57.7%

Managed assets	$71,157.1		$73,428.2	(3.1)%

(1)	Includes $8.0 billion of commercial aerospace and $4.7 billion of rail.

46	CIT GROUP INC

Our plan is to carefully control our asset growth in order to manage our liquidity and strategically target key customers and relationships in response to current market conditions. The Corporate Finance asset decrease reflects asset sales and lower new origination volumes and Trade Finance asset levels reflect weaker general economic conditions, with an increase from last quarter due to seasonal growth trends. Vendor Finance securitized and managed assets decreased following the 2007 sale of CIT’s interest in the Dell Financial Services joint venture. The consumer segment ceased originating new student loans earlier this year.

Assets held for sale decreased $653.2 million from December. Corporate Finance syndication activity and Vendor Finance securitizations decreased due to the lack of market liquidity and less favorable pricing. Aerospace assets held for sale increased in conjunction with the plan to sell additional commercial aerospace aircraft.

See Non-GAAP Financial Measurements for reconciliation of managed assets.

Managed Asset Rollforward (dollars in millions)

Quarter Ended September 30, 2008

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total

Balance at June 30, 2008	$23,008.4	$13,934.8	$6,325.4	$15,436.5	$58,705.1	$12,989.3	$71,694.4

New business volume	1,497.7	596.2	–	1,791.5	3,885.4	38.9	3,924.3
Receivable sales	(345.4)	–	–	(39.3)	(384.7)	(1.8)	(386.5)
Syndications	(97.0)	–	–	(106.9)	(203.9)	–	(203.9)
Asset sales	–	(413.8)	–	–	(413.8)	–	(413.8)
Collections and other	(1,033.5)	(185.5)	655.5	(2,681.3)	(3,244.8)	(212.6)	(3,457.4)

Balance at September 30, 2008	$23,030.2	$13,931.7	$6,980.9	$14,400.5	$58,343.3	$12,813.8	$71,157.1

Nine Months Ended September 30, 2008

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
Balance at December 31, 2007	$24,126.0	$13,582.9	$7,330.4	$16,057.4	$61,096.7	$12,331.5	$73,428.2

New business volume	5,435.4	2,033.3	–	6,398.3	13,867.0	1,375.6	15,242.6
Receivable sales	(2,579.2)	–	–	(79.9)	(2,659.1)	(79.1)	(2,738.2)
Syndications	(833.3)	–	–	(733.3)	(1,566.6)	–	(1,566.6)
Asset sales	–	(1,032.0)	–	–	(1,032.0)	–	(1,032.0)
Collections and other	(3,118.7)	(652.5)	(349.5)	(7,242.0)	(11,362.7)	(814.2)	(12,176.9)

Balance at September 30, 2008	$23,030.2	$13,931.7	$6,980.9	$14,400.5	$58,343.3	$12,813.8	$71,157.1

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	47

Business Volume and Sales / Syndications

The volume declines, particularly in Corporate Finance, reflect our strategic lowering of new origination volume and the lack of liquidity in the syndication and loan sale markets, as we previously originated loans and sold or syndicated them.

Consumer volume decreased significantly as CIT has ceased originating new student loans.

Business Volume (excluding factoring, dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Corporate Finance	$1,497.7	$1,776.5	$3,582.4	$5,435.4	$11,793.2
Transportation Finance	596.2	727.0	757.5	2,033.3	2,140.0
Vendor Finance	1,791.5	2,366.0	2,296.4	6,398.3	7,068.9

Commercial Segments	3,885.4	4,869.5	6,636.3	13,867.0	21,002.1
Consumer	38.9	126.7	1,992.5	1,375.6	5,661.6

Total new business volume	$3,924.3	$4,996.2	$8,628.8	$15,242.6	$26,663.7

Receivable Sales and Syndications (excluding factoring, dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Corporate Finance	$442.4	$2,541.7	$846.1	$3,412.5	$3,702.1
Transportation Finance	–	–	–	–	56.4
Vendor Finance	146.2	607.6	15.6	813.2	519.4

Commercial Segments	588.6	3,149.3	861.7	4,225.7	4,277.9
Consumer	1.8	22.2	278.0	79.1	1,455.2

Total sales and syndications	$590.4	$3,171.5	$1,139.7	$4,304.8	$5,733.1

Included in the balances in the table are approximately $1.2 billion of asset-based lending receivables in Corporate Finance that were sold in the 2008 second quarter, and the purchasers assumed available funding commitments of approximately $2 billion. During the second quarter of 2007, we sold our U.S. construction portfolio, which totaled approximately $2.6 billion of assets.

During 2008 we also sold approximately $1.0 billion of equipment, primarily aerospace related. During 2007, equipment sold was approximately $0.5 billion, primarily aerospace and rail related.

48	CIT GROUP INC

Results by Business Segment (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net Income (Loss)
Corporate Finance	$36.9	$58.7	$83.3	$75.4	$382.7
Transportation Finance	69.2	91.5	70.3	245.2	209.5
Trade Finance	28.5	26.2	43.5	87.8	116.2
Vendor Finance	(354.8)	10.9	58.2	(337.1)	204.6

Commercial Segments	(220.2)	187.3	255.3	71.3	913.0
Consumer	(23.7)	0.2	9.4	(118.7)	35.9

Total Segments	(243.9)	187.5	264.7	(47.4)	948.9
Corporate & Other	(57.7)	(139.4)	(56.2)	(457.8)	(219.3)

Net (loss) income from continuing operations, before preferred stock dividends	$(301.6)	$48.1	$208.5	$(505.2)	$729.6

Return on Equity
Corporate Finance	5.9%	9.0%	14.0%	3.9%	21.6%
Transportation Finance	16.1%	21.2%	16.8%	19.1%	17.1%
Trade Finance	14.1%	12.9%	18.6%	14.3%	17.4%
Vendor Finance	(93.7)%	2.7%	13.1%	(27.6)%	17.1%
Commercial Segments	(17.6)%	11.7%	15.1%	1.6%	17.8%
Consumer	(38.5)%	0.3%	7.0%	(61.8)%	9.2%
Total Segments	(19.5)%	11.7%	15.6%	(1.0)%	18.5%
Corporate & Other	(4.6)%	(8.7)%	(3.3)%	(10.1)%	(4.3)%
Total	(24.1)%	3.0%	12.3%	(11.1)%	14.2%

The 2008 capital allocations, by segment as a percentage of managed assets, excluding goodwill, are as follows: Corporate Finance – 10%; Transportation Finance – 12%; Trade Finance – 10%; Vendor Finance – 8%; and Consumer – 2%. These individual amounts are risk based by segment and therefore exclude the diversity benefit included in the consolidated capital requirement.

Corporate Finance

■	Corporate Finance remained profitable despite the challenging marketplace. Return on risk-adjusted capital of 6% declined from 9% in the prior quarter, primarily reflecting an increase in credit costs and lower other income. Year-to-date net income declined $307.3million from the prior year to $75.4 million, as the first quarter of 2008 included a $117.5 million valuation allowance charge on assets transferred to held-for-sale and sold for liquidity purposes and the 2007 results included a pretax gain of $240.1 million from the sale of the U.S. construction portfolio. Excluding the year over year decrease corresponding to these two items, net income declined approximately $90 million reflecting significantly lower syndication fees and gains due to lack of market liquidity and $60.5 million increase in the provision for credit losses.

■

Net finance revenue as a percentage of average earning assets increased approximately 10 basis points from last quarter as portfolio yield improvement outpaced increased interest expense. Year-to-date net finance revenue as a percentage of earning assets dropped, as asset yields declined (partially reflecting higher non-accrual loans) more rapidly than funding costs.

■	Net charge-offs increased from the prior year due to higher charge-offs in energy & infrastructure, commercial real estate and commercial & industrial, coupled with lower levels of recoveries. Current quarter includes a $12 million charge-off on a commercial real estate loan on which CIT foreclosed and first quarter 2008 included a $22 million charge-off of a loan to an energy company that filed for bankruptcy.

■

Non-performing assets increased $379 million from 2007, including increases in consumer-related sectors such as media and gaming and commercial real estate reflecting the deteriorating economic environment. Delinquencies at quarter-end were 1.81% of finance receivables, an increase from 0.86% at September 2007, but down from 2.57% last quarter primarily due to an energy loan that was brought current in the third quarter and a foreclosure of property underlying a previously-delinquent commercial real estate loan that was transferred to other assets.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	49

■	New business volume declined 54% from 2007, reflecting soft demand due to lack of liquidity in the syndication and loan sale markets and management of origination volumes. The current quarter includes approximately $640 million of loans originated by CIT Bank.

■	Owned assets were down 3% from year-end reflecting decreased origination volume and asset sales, reflecting controlled balance sheet growth. Sale of $1.2 billion of revolving asset-based commercial loans was completed in the second quarter of 2008.

Transportation Finance

■	Transportation Finance continued strong bottom line performance with year-to-date return on risk-adjusted capital of 19% due to higher finance revenue and higher other income, partially offset by lower recoveries. Current quarter return declined to 16% compared to 21% last quarter.

■	Net finance revenue after depreciation as a percentage of average earning assets improved from last year on strength in aerospace rentals with some offset for lower rail lease rates and utilization. Total net revenues year- to-date improved 20% primarily due to higher gains on equipment sales, particularly in aerospace. Quarterly total net revenues were down $30.1 million from last quarter, primarily driven by fewer asset sales, in both aerospace and rail, and lower operating lease margins, primarily in rail.

■	Credit quality remained strong, with continued net recoveries and low levels of delinquencies and non- performing assets.

■	New business volume was down 5% from 2007. 19 of 21 aircraft scheduled for delivery in our aerospace order book through December 2009 have been placed. The two aircraft were previously committed, and we now have memorandum of intent agreements with another carrier.

■	Assets were up modestly from December 2007 reflecting asset sales and controlled balance sheet growth. Our commercial aircraft portfolio continued to be fully utilized, except one aircraft which has a memorandum of intent pending final lease negotiations. Rail utilization was 94% at September 30, 2008, and Rail utilization including customer commitments to lease remained solid at 96% (flat with last quarter).

Trade Finance

■	Return on risk adjusted capital increased to 14% from 13% last quarter as seasonally higher volume resulted in higher factoring commissions. Net income was down $28.4 million year-to-date due to lower finance and other income and higher provision for credit losses.

■	Net finance revenue as a percentage of average earning assets increased modestly in 2008 third quarter but decreased year-to-date on lower market interest income rates. Total net revenues were down 16% due to lower asset levels and the effects of a weaker U.S. economy and slowing retail sales in the United States.

■	The provision for credit losses increased $4.4 million over prior quarter and $9.8 million from prior year-to-date, with most of the current quarter increase due to one retailer in bankruptcy. Both delinquencies and non-performing assets were down as a percentage of receivables as compared to 2008 second quarter, but increased from last year reflecting economic softness, particularly among retailers.

■	Owned assets increased 10% from prior quarter due to seasonal factoring growth but were down 12% from 2007 third quarter.

Vendor Finance

■	Segment results for the quarter and year to date, include virtually all of the aforementioned goodwill and intangible impairment charge of $455.1 million pretax, $363.6 million after tax. We are in process of restructuring this segment to return it to profitability.

■	Excluding the goodwill and intangible impairment charge, net income for the third quarter and the nine months was down by $49.4 million and $178.1 million from the prior year, reflecting lost earnings from the U.S. DFS joint venture following the sale of our interest to Dell in the fourth quarter of 2007, lower securitization gains, impairment charges on securitization conduits and reduced receivable sale and syndication fees.

■	Total net revenues were up $4.1 million from last quarter on higher interest income and lower impairment charges related to retained securitization interests; total net revenues were down from prior year quarter and nine months by $79.7 million and $268.1 million.

■	Charge-offs increased approximately $19 million from the prior quarter primarily due to certain previously- acquired receivables for which management revised its outlook with respect to collectability.

■	Delinquencies and non-performing asset levels both declined, in amounts and as a percentage of average receivables.

■	Total new business volume declined $574.5 million from the prior quarter and $505 million from prior year quarter, reflecting reductions in both the U.S. and Europe, as we managed our asset growth. For the nine months ending September 30, new business volume for the segment declined $670.7 million from the prior year.

■	Finance receivables securitized and managed have been reduced following the third quarter movement of approximately $875 million of receivable assets from ‘off balance sheet’ securitization to ‘on balance sheet’ securitization.

■	Return on risk-adjusted capital excluding the goodwill and intangible impairment charges was 2.3%, down from 5.6% last quarter, due to the higher provision for credit losses.

50	CIT GROUP INC

Consumer (see Concentrations section for more information on student lending)

■	Returns were negative for the quarter and nine months and below prior year periods primarily reflecting higher provision for credit losses in the private, unguaranteed student loan portfolio and lower other income.

■	Total net revenues were flat with last quarter and decreased year-to-date due to lower gains on receivable sales. Finance income year-to-date was comparable with last year and was impacted by placing loans to the students of a pilot training school which filed for bankruptcy on non-accrual status.

■	Net charge-offs increased compared with the prior year periods driven by higher private student loans and unsecured consumer loan portfolios. Delinquencies increased from June reflecting a modest increase in U.S. government-guaranteed student loans, and were down 14 basis points from prior year. Non-performing assets were up reflecting the student loans affected by the bankruptcy of a pilot training school.

■	Deposits at CIT Bank grew approximately $300 million for the quarter to $2.2 billion. Receivables at CIT Bank grew approximately $475 million during the quarter to $2.0 billion. During 2008 CIT Bank originated approximately $1.6 billion of commercial loans, primarily for the Corporate Finance segment.

■	We are no longer originating any student loans, but we continue to service our $12.3 billion student lending portfolio, $11.6 billion of which are U.S. government-guaranteed loans. In the 2008 second quarter, a pre-tax charge of approximately $13 million was recorded related to closing the originations platform of the student lending business.

Corporate and Other net expenses are shown in the table below:

Corporate Unallocated Expenses (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Unallocated revenues (expenses), net	$7.5	$(67.0)	$(10.2)	$(145.4)	$(16.9)
Provision for credit losses	(20.3)	(34.8)	(14.4)	(68.3)	(8.0)
Workforce reductions and facility closings	(18.4)	(10.3)	(1.4)	(71.1)	(22.4)
Charges related to discontinued operation	(26.5)	(30.3)	(30.2)	(86.6)	(92.8)

Subtotal	(57.7)	(142.4)	(56.2)	(371.4)	(140.1)
Loss on debt and debt-related derivative extinguishments	–	3.1	–	(86.4)	(79.2)

Total	$(57.7)	$(139.3)	$(56.2)	$(457.8)	$(219.3)

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

CONCENTRATIONS

Our ten largest financing and leasing asset accounts in the aggregate represented 4.8% of our total financing and leasing assets at September 30, 2008 (the largest account being less than 1.0%), and 4.6% at year end. The largest accounts primarily consist of companies in the transportation, retail, energy and healthcare industries.

Approximately 53% of our financing and leasing portfolio are senior loans secured by equipment /or other hard assets and 18% is comprised of cash flow / enterprise value loans in which CIT also holds a senior position but that is secured by other than hard assets. Approximately 18% is student loans, which are largely guaranteed by the U.S. government, with the remainder of the portfolio largely comprised of factoring receivables.

Operating Leases

Operating Leases (dollars in millions)

	September 30, 2008	December 31, 2007
Transportation Finance – Aerospace(1)	$6,915.0	$7,206.8
Transportation Finance – Rail	4,096.4	3,824.8
Vendor Finance	1,060.6	1,119.3
Corporate Finance	287.4	459.6

Total	$12,359.4	$12,610.5

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

The decrease in Transportation Finance – Aerospace operating lease assets reflects sales of aircraft assets, partially offset by deliveries of 16 new commercial aircraft from our order book during 2008. We had 215 commercial aircraft on operating lease at September 30, 2008, down from 219 at December 2007. Railcar utilization was approximately 94% (96%, including those railcars with commitments in place from customers).

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

For additional information regarding certain of our joint venture activities, see Note 15 – Certain Relationships and Related Transactions.

Joint Venture Relationships (dollars in millions)

	September 30, 2008	December 31, 2007
Owned Financing and Leasing Assets
Dell – International	$1,770.5	$1,748.1
Snap-on	1,024.4	1,010.5
Dell U.S.	719.1	604.7
Avaya Inc.	568.6	399.7
Securitized Financing and Leasing Assets
Dell U.S.	1,606.6	2,341.6
Avaya Inc.	188.4	402.4
Dell – International	36.7	84.7
Snap-on	11.9	24.1

52	CIT GROUP INC

Geographic Concentrations

Geographic Concentration by Obligor (dollars in millions)

	September 30, 2008	December 31, 2007
State
California	7.6%	7.4%
Texas	7.1%	6.4%
New York	6.8%	6.7%
All other states	49.9%	50.3%

Total U.S.	71.4%	70.8%

Country
Canada	7.3%	7.1%
England	4.8%	5.8%
Germany	2.3%	2.5%
China	1.9%	1.7%
Australia	1.4%	1.3%
Mexico	1.6%	1.5%
Spain	1.1%	1.0%
All other countries	8.2%	8.3%

Total International	28.6%	29.2%

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

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	September 30, 2008		December 31, 2007
	Net Investment	Number	Net Investment	Number
By Region:
Europe	$2,796.6	90	$2,906.2	94
Asia Pacific	1,166.5	68	2,274.9	82
U.S. and Canada	2,384.9	82	1,279.5	60
Latin America	1,218.8	40	1,136.0	36
Africa / Middle East	424.2	11	567.8	15

Total	$7,991.0	291	$8,164.4	287

By Manufacturer:
Airbus	$3,452.3	158	$4,575.8	132
Boeing	4,508.7	132	3,579.6	154
Other	30.0	1	9.0	1

Total	$7,991.0	291	$8,164.4	287

By Body Type (1):
Narrow body	$6,126.9	233	$6,136.4	226
Intermediate	1,623.3	45	1,821.9	48
Wide body	210.8	12	197.1	12
Other	30.0	1	9.0	1

Total	$7,991.0	291	$8,164.4	287

By Product:
Operating lease	$7,023.4	215	$7,120.1	219
Loan	723.2	67	732.6	56
Capital lease	152.5	6	225.5	9
Leveraged lease	91.9	3	86.2	3

Total	$7,991.0	291	$8,164.4	287

Number of accounts	110		105
Weighted average age of fleet (years)	6		5
Largest customer net investment	$280.2		$287.3
Off-lease aircraft	1		–

(1)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and Airbus A340 series aircraft.

Our aerospace assets include both operating and capital leases as well as secured loans. Our top five commercial aerospace exposures totaled $1,270.1 million at September 30, 2008. See Item 8. Financial Statements and Supplementary Data, Note 12 – Commitments for additional information regarding commitments to purchase additional aircraft, and Note 4 –Concentrations for further discussion on geographic and industry concentrations.

54	CIT GROUP INC

Student Lending (Student Loan Xpress)

In April 2008, we ceased origination of all student loans, including U.S. government guaranteed loans. This action followed our fourth quarter 2007 decision to cease the origination of private student loans. Prospective fundings will be limited to existing commitments.

The Consumer Finance student lending portfolio, which was marketed as Student Loan Xpress, totaled $12.3 billion at September 30, 2008, representing 18.2% of owned and 17.4% of managed assets. Loan origination volumes totaled $34 million for the quarter reflecting disbursements on existing government-guaranteed student loan commitments.

Finance receivables, including held for sale, by product type for our student lending portfolio are as follows:

Student Lending Receivables by Product Type (dollars in millions)

Total Portfolio	September 30, 2008	December 31, 2007
Consolidation loans	$9,179.9	$9,050.4
Other U.S. Government guaranteed loans	2,402.3	1,935.3
Private (non-guaranteed) loans and other	765.7	599.3

Total	$12,347.9	$11,585.0

Delinquencies (sixty days or more)
U.S. Government guaranteed loans	$608.2	$569.1
Private loans	19.8	12.6
Top state concentrations (%)	36%	36%
Top state concentrations	California, New York, Texas, Ohio, Pennsylvania	California, New York, Texas, Ohio, Pennsylvania

Private Portfolio	Total	In School	Grace, Forbearance	Loans in Repayment
Non-traditional institutions(1)	$556.3	$374.9	$63.2	$118.2
Traditional institutions	117.8	67.4	27.0	23.4
Consolidation loans	91.6	—	—	91.6

	$765.7	$442.3	$90.2	$233.2

Percentages	100%	57.7%	11.8%	30.5%

(1)	Includes loans totaling approximately $192 million to students of a pilot training school that filed bankruptcy during the first quarter of 2008. The next largest exposure in the private loan portfolio to students attending a single institution is approximately $82 million.

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

During the third quarter of 2007, legislation was passed with respect to the student lending business. Among other things, the legislation reduced the maximum interest rates that can be charged by lenders in connection with a variety of loan products, increases loan origination fees paid to the government by lenders, and reduced the lender guarantee percentage. The legislation went into effect for all new FFELP student loans with the first disbursements on or after October 1, 2007.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	55

OTHER ASSETS / ACCRUED LIABILITIES AND PAYABLES

The following tables summarize our other assets and accrued liabilities and payables at September 30, 2008 and December 31, 2007.

Other Assets and Other Liabilities and Payables (dollars in millions)

	September 30, 2008	December 31, 2007
Other assets
Receivables from derivative counterparties	$981.6	$1,462.4
Deposits on commercial aerospace equipment	687.8	821.7
Accrued interest and dividends	531.4	703.5
Equity and debt investments(1)	725.0	376.2
Investments in and receivables – non consolidated subsidiaries	48.1	233.8
Repossessed assets and off lease equipment	72.8	20.7
Furniture and fixtures	174.2	190.8
Prepaid expenses	109.5	131.4
Miscellaneous receivables and other assets	1,498.7	1,232.0

	$4,829.1	$5,172.5

Accrued liabilities and payables
Payables to derivative counterparties	$556.5	$1,031.2
Accrued interest payable	657.5	638.6
Accrued expenses	602.6	555.7
Accounts payable	266.6	587.7
Equipment maintenance reserves	465.6	431.8
Security and other deposits	546.2	735.6
Current and deferred taxes(2)	(71.0)	715.3
Other liabilities	587.7	500.7

	$3,611.7	$5,196.6

(1)	Includes Money Market reserve fund for $277 million.

(2)	The decrease in current and deferred taxes relates primarily to the benefit for income taxes related to the loss on discontinued operation.

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

LIQUIDITY RISK MANAGEMENT

In our 2007 Form 10-K, we discussed our estimated funding requirements for the first half of 2008, which we believed at the time were realistic and achievable. Through the middle of March, we continued to execute secured financings, asset sales and placement of commercial paper. However, events during the first quarter triggered further disruptions in the market that affected the feasibility of that plan. Downgrades in the Company’s short and long-term credit ratings had the practical effect of leaving us without current access to the “A-1/P-1” prime commercial paper market and unsecured term debt markets and we have since paid down the entire commercial paper balance. We concluded that a prudent course of action was to utilize the backup bank facilities we had maintained in the event of a disruption in the commercial paper market. Accordingly, in late March, we drew all of the $7.3 billion of our bank lines to maximize our present and forecasted liquidity position and to provide the Company with the greatest degree of flexibility in executing our liquidity and capital plan. During the 2008 third quarter, we prepaid $2.1 billion of that balance that was coming due in October 2008.

56	CIT GROUP INC

Since drawing on its bank lines in March, the Company has raised over $11 billion of liquidity in a difficult environment and held asset levels flat in its core commercial businesses through the combination of common and preferred equity offerings, secured financings and proactive balance sheet management, including asset sales, syndications and new business volume controls, and expanded CIT Bank origination and funding of commercial loans.

During the first quarter of 2008, we initiated a comprehensive plan to build liquidity, fortify our capital position and began transitioning our funding model. Throughout the second and third quarters, we made considerable progress advancing our plan, generating over $11 billion of liquidity and establishing funding sources outside of the traditional debt capital markets. Specific third quarter initiatives included:

■	Closed the sale of the home lending business and manufactured housing portfolio in early July, with substantially all of the $1.8 billion in cash proceeds received and all $4.3 billion of the related secured debt transferred. The Company no longer has direct exposure to this asset class.

■	Refinanced $6 billion of secured funding facilities including approximately $4 billion of conduit facilities that finance on balance sheet government-guaranteed student loans and a $2 billion conduit facility to finance equipment loans and leases.

■	Received approximately half of the $3 billion long-term, financing facility from Goldman Sachs.

■	Issued approximately $800 million of deposits, consisting of $700 million of time deposits and the remainder in brokerage sweep accounts through CIT Bank, our Utah-based industrial bank.

■	Borrowed approximately $400 million under a secured aircraft financing facility, under which we expect to finance an additional $1.1 billion of Airbus plane deliveries.

■	Signed a commitment letter with Wells Fargo for a $500 million secured lending facility that closed on November 3, 2008.

During the third quarter, we also prepaid $2.1 billion in bank borrowings that were coming due in October 2008, and repaid $1.5 billion of unsecured term debt (including $57 million repurchased at a modest discount) and the remainder of our outstanding commercial paper. We ended the third quarter with $7.4 billion of cash, including $4.4 billion of corporate cash, $0.8 billion of cash and short-term investments at CIT Bank (available to fund commercial originations by the bank), $1.3 billion of other cash balances and $0.9 billion of restricted cash (largely related to securitizations). The amounts above exclude approximately $0.3 billion held in the Reserve Primary Fund, a money market fund in orderly liquidation.

The Company continues to execute on its liquidity plan by analyzing additional asset sales and financing arrangements, expanding its bank deposit strategy and continuing overall balance sheet management, in order to achieve its key objectives of maintaining adequate current liquidity for a twelve month period and preserving franchise value, while positioning the Company in the future for long-term growth and profitability. A key component of the plan is the ability to satisfy our funding requirements for the next twelve months without accessing the unsecured debt markets. Our estimated funding needs for the next twelve months, including unsecured debt and bank line maturities and equipment purchase commitments, approximate $12.9 billion. We anticipate satisfying these needs through a combination of cash on hand, existing borrowing facilities, additional secured financings and balance sheet reduction strategies including portfolio run-off, volume reductions and asset sales. These actions are more fully discussed in the Strategy and Funding Model section.

We maintain registration statements covering debt securities that we may sell in the future. At September 30, 2008, 4 billion euros of registered but unissued debt securities were available under our euro medium-term notes program, under which we may issue debt securities and other capital market securities in multiple currencies. In addition, CIT maintains an effective shelf registration with the Securities and Exchange Commission (SEC) for the issuance of senior and subordinate debt, and other capital market securities that has no specific limit on the amount of debt securities that may be issued.

We have committed international local bank lines of $507.5 million to support our international operations and we maintain committed asset-backed facilities and shelf registration statements, which cover a range of assets from equipment to trade accounts receivable. We have committed asset-backed facilities aggregating $9.4 billion, including the $3 billion Goldman Sachs facility, covering a variety of asset classes, with approximately $3.2 billion of availability under these facilities as of September 30, 2008. The term of the Goldman Sachs facility is 20 years (15 year weighted life), while the tenor of the remaining facilities is generally one year. Our ability to sell assets into the committed asset-backed facilities (other than the Goldman Sachs facility) expires at various dates from 2008 through 2011, $2.9 billion expiring in the fourth quarter of 2008, $2.9 billion expiring in 2009 and the remainder in 2011. Depending on origination volume expectations and financing in the term securitization markets, we generally intend to renew each of the outstanding facilities. If we are unable to renew one or more facilities, we will be unable to sell new assets into those facilities, but the assets already held by those facilities will generally remain outstanding and the obligations will be repaid out of cash flows from the assets. In addition to the committed facilities, we have approximately $6 billion of amortizing facilities of which $4 billion relates to our student lending assets which we are no longer originating.

Financing and leasing assets related to continuing operations that were pledged or encumbered totaled $23.3 billion and unencumbered assets totaled $44.2 billion at September 30, 2008. Although the Company has substantial remaining capacity with respect to this funding source, there are limits to the amount of assets that can be encumbered in order to maintain our debt ratings at various levels.

Deposits at CIT Bank, a Utah industrial bank, grew approximately $300 million for the quarter to $2.2 billion at September 30, 2008. At September 30, 2008, the bank’s cash and short-term investments were approximately $0.8 billion, down from $2 billion at December 31, 2007. These are available solely for the bank’s funding and investing

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	57

requirements pursuant to the bank’s charter. We expect that the Bank will continue redeploying this cash by originating certain commercial assets. During 2008 CIT Bank originated approximately $1.6 billion of commercial loans, primarily for the Corporate Finance segment. One of our liquidity related goals is to increase our total funding base from deposits.

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

Our credit ratings are an important factor in meeting our earnings and net finance revenue targets, as better ratings correlate to lower cost of funds and broader market access. Below is a summary of our credit ratings at September 30, 2008. The changes for 2008 include ratings downgrades from Moody’s, Standard & Poor’s and Fitch and negative reviews (from stable) for DBRS. On October 7, 2008, DBRS downgraded the Company’s short-term and long-term ratings to R-2H and A (low). On October 16, 2008, Moody’s placed our ratings on review for possible downgrade.

Credit Ratings (as of September 30, 2008)

	Short-Term	Long-Term	Outlook
Moody’s	P-2	Baa1	Negative
Standard & Poor’s	A-2	A-	Negative
Fitch	F2	A-	Negative
DBRS	R-1L	A	Negative

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

The following tables summarize significant contractual payments and projected cash collections, and contractual commitments at September 30, 2008:

Payments and Collections by Year, for the twelve month periods ended September 30,(1) (dollars in millions)

	Total	2009	2010	2011	2012	2013+
Bank Lines	$5,200.0	$2,100.0	$2,100.0	$–	$1,000.0	$–
Deposits	2,248.3	1,317.7	576.6	140.7	92.4	120.9
Unsecured notes(7)	42,197.1	10,253.9	4,502.7	6,428.2	2,984.4	18,027.9
Secured borrowings(6)	16,827.2	3,696.0	2,364.5	1,999.1	1,307.2	7,460.4
Junior subordinated notes and convertible debt	1,440.0	–	–	690.0	–	750.0
Credit balances of factoring clients	3,551.7	3,551.7	–	–	–	–
Lease rental expense	365.9	41.5	35.3	32.7	30.4	226.0

Total projected payments	71,830.2	20,960.8	9,579.1	9,290.7	5,414.4	26,585.2

Finance receivables(2)(6)	54,534.0	13,986.7	6,106.2	5,925.6	5,696.2	22,819.3
Operating lease rental income(3)	6,120.9	1,763.2	1,346.1	959.5	652.8	1,399.3
Finance and leasing assets held for sale(4)	607.0	607.0	–	–	–	–
Cash – current balance(5)	7,426.1	7,426.1	–	–	–	–
Retained interest in securitizations and other investments	1,212.4	506.7	609.1	50.2	20.0	26.4

Total projected cash collections	69,900.4	24,289.7	8,061.4	6,935.3	6,369.0	24,245.0

Net projected cash (payments) collections	$(1,929.8)	$3,328.9	$(1,517.7)	$(2,355.4)	$954.6	$(2,340.2)

(1)	Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.

(2)	Based upon carrying value, including unearned discount; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.

(3)	Rental income balances include payments from lessees on sale-leaseback equipment. See related CIT payment in schedule below.

(4)	Based upon management’s intent to sell, rather than contractual maturities of underlying assets.

(5)	Includes approximately $0.8 billion of cash and short-term investments held at our Utah bank that can be used solely by the bank to originate loans or repay deposits.

(6)	Non-recourse unsecured borrowings are generally repaid in conjunction with the pledged receivable maturities. For student lending receivables, due to certain reporting limitations, the repayment of both the receivable and borrowing includes a prepayment component.

(7)	2009 unsecured borrowings contractual payments includes $500 million for a bond with a 2017 maturity for which the bondholders have an option to put the bond back to CIT in June 2009.

58	CIT GROUP INC

The following table summarizes quarterly debt principal payments for the next twelve months:

Debt Principal Payments for the quarters ended (dollars in millions)

	Total	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Bank Lines

$   2,100.0

		$ –	$ –	$ 2,100.0	$ –
Unsecured notes	10,253.9	2,970.2	2,993.8	2,907.2	1,382.7
Secured borrowings	3,696.0	2,236.3	387.5	387.7	684.5

Total debt principal payments	$ 16,049.9	$ 5,206.5	$ 3,381.3	$ 5,394.9	$ 2,067.2

Commitment Expiration by twelve month periods ended September 30 (dollars in millions)

	Total	2009	2010	2011	2012	2013+
Financing commitments(1)	$6,840.4	$1,139.0	$739.6	$987.7	$1,272.1	$2,702.0
Aircraft purchases	7,145.9	703.8	776.2	1,040.8	1,150.2	3,474.9
Letters of credit	984.7	859.5	39.2	12.0	17.7	56.3
Sale-leaseback payments	1,782.4	140.8	142.6	147.0	142.6	1,209.4
Manufacturer purchase commitments	439.9	428.5	11.4	–	–	–
Guarantees, acceptances and other recourse obligations	358.3	357.1	–	1.2	–	–
Liabilities for unrecognized tax obligations(2)	219.6	40.0	179.6	–	–	–

Total contractual commitments	$17,771.2	$3,668.7	$1,888.6	$2,188.7	$2,582.6	$7,442.6

(1)	Amounts are net of amounts currently unavailable and cancelable by the Company as explained below.
(2)	The balance can not be estimated past 2009, therefore the remaining balance is reflected in 2010. See Income Taxes section for discussion of unrecognized tax obligations.

Financing commitments, which are primarily issued within our Corporate Finance segment, totaled $6.8 billion at September 30, 2008. That figure is net of approximately $2.0 billion of commitments not currently available due to requirements for asset / collateral availability or covenant conditions and is comprised of $5.5 billion of commercial oriented commitments and $1.3 billion of consumer commitments issued in connection with third-party vendor programs. Consumers may only access such lines to finance product purchases from a specific vendor and as a result the consumer-related vendor commitments have historically had a high degree of predictability.

Substantially all of our commercial commitments are senior, secured facilities with over 50% secured by equipment or other assets and the remainder supported by cash-flow or enterprise value. The vast majority of CIT’s commitments are syndicated transactions. CIT is the lead agent in roughly 35% of the facilities. Commercial line utilization at September 30, 2008 approximated 75%, slightly higher than recent quarters, but consistent with expectations given the current economic conditions and liquidity environment. We expect a continued increase in utilization for the remainder of 2008 and through 2009, which has been contemplated in our 12 month liquidity plan (as described in the Strategy and Funding Section). The Company monitors line utilization on daily basis and updates its liquidity forecast and funding plans accordingly.

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

We evaluate and monitor risk through two primary metrics.

■	Margin at Risk (MAR), which measures the impact of changing interest rates upon interest income over the subsequent twelve months.

■	Value at Risk (VAR), which measures the net economic value of assets by assessing the market value of assets, liabilities and derivatives.

We regularly monitor and simulate our degree of interest rate sensitivity by measuring the characteristics of interest-sensitive assets, liabilities, and derivatives. The Capital Committee reviews the results of this modeling periodically.

An immediate hypothetical 100 basis point increase in the yield curve on October 1, 2008 would increase our net income by an estimated $17 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause a decrease in our net income of a like amount. A 100 basis point increase in the yield curve on October 1, 2007 would have reduced our net income by an estimated $11 million after tax, while a corresponding decrease in the yield curve would have increased our net income by a like amount.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	59

An immediate hypothetical 100 basis point increase in the yield curve on October 1, 2008 would increase our economic value by $300 million before income taxes. A 100 basis point increase in the yield curve on October 1, 2007 would have increased our economic value by $233 million before income taxes.

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

Principal and Interest Rates Before and After Interest Rate Swaps (dollars in millions)

	Before Swaps		After Swaps
Quarter Ended September 30, 2008
Variable-rate senior notes and secured borrowings	$35,767.4	3.55%	$35,962.7	4.12%
Fixed-rate senior and subordinated notes and deposits	33,204.8	5.17%	33,009.5	5.12%

Composite	$68,972.2	4.33%	$68,972.2	4.60%

Quarter Ended September 30, 2007
Commercial paper, variable-rate senior notes and secured borrowings	$38,762.4	5.29%	$39,342.8	5.38%
Fixed-rate senior and subordinated notes and deposits	32,624.1	5.50%	32,043.7	5.58%

Composite	$71,386.5	5.40%	$71,386.5	5.48%

Nine Months Ended September 30, 2008
Commercial paper, variable-rate senior notes and secured borrowings	$37,672.5	3.81%	$39,788.3	4.23%
Fixed-rate senior and subordinated notes and deposits	33,917.9	5.14%	31,802.1	5.13%

Composite	$71,590.4	4.44%	$71,590.4	4.63%

Nine Months Ended September 30, 2007
Commercial paper, variable-rate senior notes and secured borrowings	$35,462.5	5.31%	$37,210.1	5.41%
Fixed-rate senior and subordinated notes and deposits	32,708.6	5.46%	30,961.0	5.52%

Composite	$68,171.1	5.38%	$68,171.1	5.46%

The weighted average interest rates before swaps do not necessarily reflect the interest expense that we would have incurred over the life of the borrowings had we managed the interest rate risk without the use of such swaps.

The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

Interest Rate Sensitive Assets and Liabilities Before and After Swaps

	Before Swaps		After Swaps
	Fixed rate	Floating rate	Fixed rate	Floating rate
September 30, 2008
Assets	45%	55%	45%	55%
Liabilities	55%	45%	50%	50%
December 31, 2007
Assets	50%	50%	50%	50%
Liabilities	50%	50%	48%	52%

The June asset and liability mix reflects the impact of our discontinued operation while December is unchanged from prior disclosure.

Total interest sensitive assets were $74.8 billion and $72.6 billion at September 30, 2008 and December 31, 2007. Total interest sensitive liabilities were $67.8 billion and $65.3 billion at September 30, 2008 and December 31, 2007.

60	CIT GROUP INC

SECURED BORROWINGS AND ON-BALANCE SHEET SECURITIZATION TRANSACTIONS

As discussed in Liquidity Risk Management, capital markets dislocations that affected us in the second half of 2007 and into 2008 caused us to primarily rely on secured financings, primarily asset-backed markets, to satisfy our funding requirements. In addition to the off-balance sheet securitization transactions, we raised $2.8 billion and $5.7 billion during the quarter and nine months ended September 30, 2008 from on-balance sheet financings.

This is in addition to approximately $13.5 billion raised during 2007. These transactions do not meet the accounting (SFAS 140) requirements for sales treatment and are therefore recorded as non-recourse secured borrowings, with the proceeds reflected in Non-recourse, secured borrowings in the Consolidated Balance Sheet. Certain cash balances are restricted with these borrowings.

The following table summarizes the financing and leasing assets pledged/encumbered and the related secured borrowings. Amounts do not include non-recourse borrowings related to leveraged lease transactions.

Pledged Asset Summary (dollars in millions)

	September 30, 2008		December 31, 2007
	Assets Pledged	Secured Borrowing	Assets Pledged	Secured Borrowing
Consumer (student lending)	$9,726.1	$9,346.2	$9,079.4	$9,437.5
Trade Finance (factoring receivable)(1)	4,889.3	1,300.0	5,222.8	1,262.5
Corporate Finance(2)(5)	4,204.7	2,799.1	370.0	370.0
Vendor Finance(4)	2,541.8	1,930.7	1,491.3	1,312.3
Corporate Finance (energy project finance)	254.2	254.2	262.1	262.1

Subtotal – Finance Receivables	21,616.1	15,630.2	16,425.6	12,644.4
Transportation Finance – Rail(3)	1,245.0	850.0	–	–
Transportation Finance – aircraft(6)	426.2	347.0	–	–

Total	$23,287.3	$16,827.2	$16,425.6	$12,644.4

(1)	Excludes credit balances of factoring clients.

(2)	Reflects advances associated with the GSI facility.

(3)	Equipment under operating lease.

(4)	The 2008 increase reflects the repurchase of assets previously securitized off-balance sheet and the associated secured debt during the 2008 third quarter.

(5)	Includes financing executed via total return swaps under which CIT retains control of and risk associated with the pledged assets.

(6)	Secured aircraft financing facility for the purchase of specified Airbus aircraft equipment under operating lease.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	61

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

Securitized Assets (dollars in millions)

	September 30, 2008	December 31, 2007
Securitized Assets:
Vendor Finance	$2,440.6	$4,104.0
Corporate Finance	954.5	1,526.7

Total securitized assets	$3,395.1	$5,630.7

Securitized assets as a % of
managed assets	4.8%	7.7%

During the third quarter we repurchased assets previously securitized off-balance sheet, and refinanced via on-balance sheet secured borrowing.

The following tables summarize data relating to our securitization programs qualifying for sale / off-balance sheet accounting pursuant to SFAS 140. See Form 10-K for the year ended December 31, 2007 for a description of our securitization programs.

Volume Securitized (dollars in millions)

	Quarters Ended September 30,
	2008	2007
Vendor Finance	$196.6	$1,012.0
Corporate Finance	–	442.3

Total volume securitized	$196.6	$1,454.3

	Nine Months Ended September 30,
	2008	2007
Vendor Finance	$1,266.9	$2,799.6
Corporate Finance	–	705.5

Total volume securitized	$1,266.9	$3,505.1

Our retained interests had a carrying value at September 30, 2008 of $1.2 billion. Retained interests are subject to credit and prepayment risk. As of September 30, 2008, approximately 70% of our outstanding securitization pool balances are in conduit structures. Securitized assets are subject to the same credit granting and monitoring processes as our owned portfolio. The following table presents the retained interest components.

	Vendor Finance/Corporate Finance
	Consumer Equipment Leases	Commercial Equipment Leases	Small Business Lending
Retained subordinated securities	$341.0	$102.1	$44.0
Interest only securities	307.4	21.8	5.7
Cash reserve accounts	297.2	75.9	10.5

Carrying value	$945.6	$199.8	$60.2

The key assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2008 were as follows:

	Vendor Finance/Corporate Finance
	Consumer Equipment Leases	Commercial Equipment Leases	Small Business Lending
Weighted average prepayment speed	45.3%	8.3%	No activity
Weighted average expected credit losses(1)	0.0%	0.9%	No activity
Weighted average discount rate	5.9%	9.0%	No activity
Weighted average life (in years)	1.3	1.9	No activity

62	CIT GROUP INC

The key assumptions used in measuring the fair value of retained interests in securitized assets at September 30, 2008, were as follows:

	Vendor Finance/Corporate Finance
	Consumer Equipment Leases	Commercial Equipment Leases	Small Business Lending
Weighted average prepayment speed	33.5%	8.0%	17.2%
Weighted average expected credit losses(1)	0.0%	1.1%	2.8%
Weighted average discount rate	7.4%	9.1%	14.0%
Weighted-average life (in years)	1.7	1.3	3.6

(1)	The weighted average expected credit losses is zero for consumer equipment leases based on a contractual recourse agreement with a third party asset originator.

Joint Venture Activities

We utilize joint ventures organized through distinct legal entities to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. The vendor partner and CIT jointly own these distinct legal entities, and there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See disclosure in Note 15 – Certain Relationships and Related Transactions.

CAPITALIZATION

The following table presents our capitalization and certain metrics used by management. The December balances are not changed for the discontinued operation in order to present our capital ratios specific to that point in time.

Capital Structure (dollars in millions)

	September 30, 2008	December 31, 2007
Common stockholders’ equity	$4,641.0	$6,460.6
Preferred stock	1,075.0	500.0
Junior subordinated notes	750.0	750.0
Convertible debt (“Equity Units”)	690.0	690.0

Total capital	7,156.0	8,400.6
Senior unsecured debt	42,197.1	52,188.1
Bank credit facilities(1)	5,200.0	–
Non-recourse, secured borrowings(2)	16,827.2	12,644.4
Deposits	2,248.3	2,745.8

Total capitalization	$73,628.6	$75,978.9

Goodwill and other intangible assets	$(688.7)	$(1,152.5)
Equity adjustments(3)	$50.8	$88.8
Total tangible common equity	$4,003.1	$5,396.9
Total tangible capital	$6,518.1	$7,336.9
Total tangible capitalization	$72,990.7	$74,915.2
Book value per common share	$16.43	$34.48
Tangible book value per common share	$14.02	$28.42
Tangible capital to managed assets	9.16%	8.82%

(1)	See Liquidity section of Risk Management for detail on the drawn bank facilities.

(2)	See “Secured Borrowings and On-balance Sheet Securitization Transactions” section for details.

(3)	See Non-GAAP Financial Measurements.
Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	63

We employ a comprehensive capital allocation framework to determine our capital requirements. Our capital assessments address credit, operational and market risks, with capital assigned to cover each of these risks. Credit risk comprises the largest component of required capital and is assessed utilizing our credit risk management systems, which capture probabilities of default and loss given default for each obligor within our sub-portfolios. The result is a capital allocation for each sub-portfolio ranging from U.S. government guaranteed student loans at the low end to aerospace leasing at the high end of the range of capital requirements. The Tangible Capital to Managed Assets ratio increased to 9.16% from 8.82% at December 31, 2007. Goodwill and intangible assets are deducted from capital in calculating the tangible book value ratio, and therefore the level of goodwill and intangible assets has no impact on this ratio.

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

CIT Group Inc. (“CIT”), Morgan Stanley & Co. Incorporated (“Morgan Stanley”) and Citigroup Global Markets Inc. (“Citigroup”) have entered into an amendment of their Forward Equity Commitment Agreement dated October 16, 2007. Pursuant to the terms of Amendment No.1 to Forward Equity Commitment Agreement dated September 29, 2008, Morgan Stanley’s and Citigroup’s commitments to purchase shares of common stock issued by CIT were extended from September 30, 2008 to September 30, 2009. The purchase price to be paid by Morgan Stanley and Citigroup for the common stock was also amended to be equal to an amount to be mutually agreed among CIT, Morgan Stanley and Citigroup at the time of any such sale.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We consider accounting estimates relating to the following to be critical in applying our accounting policies:

■	Reserve for Credit Losses

■	Impaired Loans

■	Fair Value Determinations

■	Retained Interests in Securitizations

■	Lease Residual Values

■	Goodwill and Intangible Assets

■	FIN 48 Liabilities and Tax Reserves and Allowances

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from what was described in our 2007 Annual Report on Form 10-K.

64	CIT GROUP INC

STATISTICAL DATA

Statistical Data Nine Months Ended September 30, (dollars in millions)

	2008	2007
Finance revenue	8.88%	10.28%
Interest expense	(4.84)%	(5.63)%
Depreciation on operating lease equipment	(1.77)%	(1.92)%

Net finance revenue	2.27%	2.73%
Provision for credit losses	(1.25)%	(0.25)%

Net finance revenue, after credit provision	1.02%	2.48%
Valuation allowance for assets held for sale	(0.21)%	(0.05)%

Net finance revenue, after credit provision and valuation allowance	0.81%	2.43%
Other income	0.98%	2.45%

Total net revenue after valuation allowance	1.79%	4.88%
Salaries and general operating expenses	(1.92)%	(2.30)%
Goodwill and intangible assets impairment charges	(0.94)%	–
Provision for severance and facilities exiting activities	(0.24)%	(0.08)%
Loss on debt and debt-related derivative extinguishments	(0.29)%	(0.31)%

(Loss) income from continuing operations before provision for income taxes	(1.60)%	2.19%
Benefit (provision) for income taxes	0.58%	(0.56)%
Minority interest, after tax	(0.02)%	–

Net (loss) income from continuing operations before preferred stock dividends	(1.04)%	1.63%
Preferred stock dividends	(0.09)%	(0.05)%

Net (loss) income from continuing operations (attributable) available to common stockholders after preferred stock dividends	(1.13)%	1.58%

Average Earning Assets	$64,594.6	$59,619.5

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

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	65

Non-GAAP Reconciliations (dollars in millions)

	September 30, 2008	December 31, 2007
Managed assets(1)
Finance receivables	$54,534.0	$53,760.9
Operating lease equipment, net	12,359.5	12,610.5
Financing and leasing assets held for sale	607.0	1,260.2
Equity and venture capital investments (included in other assets)	261.5	165.8

Total financing and leasing portfolio assets	67,762.0	67,797.4
Securitized assets	3,395.1	5,630.7

Managed assets	71,157.1	73,428.1
Earning assets(2)
Total financing and leasing portfolio assets	$67,762.0	$67,797.4
Credit balances of factoring clients	(3,551.7)	(4,542.2)

Earning assets	$64,210.3	$63,255.2

Total tangible capital(3)
Total common stockholders’ equity	$4,641.0	$6,460.6
Other comprehensive loss (income) relating to derivative financial instruments	57.8	96.6
Unrealized gain on securitization investments	(7.0)	(7.8)
Goodwill and intangible assets	(688.7)	(1,152.5)

Tangible common stockholders’ equity	4,003.1	5,396.9
Preferred stock	1,075.0	500.0
Junior subordinated notes and convertible debt	1,440.0	1,440.0

Total tangible stockholders’ equity	$6,518.1	$7,336.9

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total net revenues(4)
Net Finance Revenue after Depreciation	$349.9	$418.4	$1,101.4	$1,222.4
Other Income	142.7	276.9	476.5	1,094.8

Total net revenues	$492.6	$695.3	$1,577.9	$2,317.2

(1)	Managed assets are utilized in certain credit and expense ratios. Securitized assets are included in managed assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.

(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.

(3)	Total tangible stockholders’ equity is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive losses/income relating to derivative financial instruments and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts that will be realized.

(4)	Total net revenues are the combination of net finance revenues and other income.

66	CIT GROUP INC

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

■	our liquidity risk and capital management, including our credit ratings, our liquidity plan, and the potential transactions designed to enhance our liquidity,

■	our plans to enhance liquidity and capital,

■	our credit risk management,

■	our asset/liability risk management,

■	our funding, borrowing costs and net finance revenue,

■	our capital, leverage and credit ratings,

■	our operational risks, including success of build-out initiatives, acquisitions and divestitures,

■	legal risks,

■	our growth rates,

■	our commitments to extend credit or purchase equipment, and

■	how we may be affected by legal proceedings.

All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

■	capital markets liquidity,

■	risks of and/or actual economic slowdown, downturn or recession,

■	industry cycles and trends,

■	demographic trends,

■	risks inherent in changes in market interest rates and quality spreads,

■	funding opportunities and borrowing costs,

■	conditions and/or changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets,

■	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

■	adequacy of reserves for credit losses,

■	risks associated with the value and recoverability of leased equipment and lease residual values,

■	application of fair value accounting in volatile markets,

■	changes in laws or regulations governing our business and operations,

■	changes in competitive factors,

■	future acquisitions and dispositions of businesses or asset portfolios, and

■	regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees about our performance. We do not assume the obligation to update any forward-looking statement for any reason.

ITEM 4. Controls and Procedures

With the exception of the matter discussed below, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the quarter ending September 30, 2008, we did not timely file a Current Report on Form 8-K to disclose pro forma financial information regarding the sale of our home lending business, as we had initially concluded that the filing was not necessary based on interpretation of the related rules. In connection with closing our accounting records for the quarter ended September 30, 2008, we reconsidered our prior interpretation, and this information was furnished on Form 8-K as filed on November 5, 2008. Notwithstanding the delayed Form 8-K filing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective as of September 30, 2008.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	67

Part II—Other Information

ITEM 1. Legal Proceedings

SECURITIES CLASS ACTION

On July 25, 2008 and August 22, 2008, putative class action lawsuits were filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and its Chief Financial Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 (“1934 Act”) and Rule 10b-5 promulgated thereunder during the period from April 18, 2007 to March 5, 2008.

On August 15, 2008, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York by the holder of CIT PrZ equity units against CIT, its Chief Executive Officer, its Chief Financial Officer, its Controller and members of its Board of Directors. The lawsuit alleges violations of Sections 11 and 12 of the Securities Act of 1933 with respect to the Company’s registration statement and prospectus filed with the SEC on October 17, 2007 through March 5, 2008.

On September 5, 2008, a shareholder derivative lawsuit was filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and members of its Board of Directors, alleging defendants breached their fiduciary duties to the plaintiff and abused the trust placed in them by wasting, diverting and misappropriating CIT’s corporate assets. On September 10, 2008, a similar shareholder derivative action was filed in New York County Supreme Court against CIT, its Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors.

Each of the above lawsuits is premised upon allegations that the Company made false and misleading statements and or omissions about its financial condition by failing to account in its financial statements or, in the case of the preferred stockholder, its registration statement and prospectus, for private student loans related to a pilot training school, which, plaintiffs allege were highly unlikely to be repaid and should have been written off. Plaintiffs seek, among other relief, unspecified damages and interest. CIT believes the allegations in these actions are without merit and intends to vigorously defend these actions.

PILOT TRAINING SCHOOL BANKRUPTCY

In February 2008, a helicopter pilot training school filed for bankruptcy and ceased operating. Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT engaged in the student lending business, had originated private (non-government guaranteed) loans to students of the school, which totaled approximately $196.8 million in principal and accrued interest as of December 31, 2007. SLX ceased originating new loans to students of this school in mid-May 2007, but a majority of our student borrowers had not completed their training when the school ceased operations. Collectability of the outstanding principal and interest on the balance of the loans will depend on a number of factors, including the student’s current ability to repay the loan, whether a student has completed the pilot licensing requirements, whether a student can complete any remaining education requirements at another institution (including making further tuition payments and accessing previous education records) and satisfy any remaining licensing requirements.

After the school filed for bankruptcy, and ceased operations, CIT voluntarily placed those students who were in school at the time of the closure “in grace” such that no payments under their loans are required to be made and no interest on their loans is accruing, pending further notice. Lawsuits, including four putative class action lawsuits, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws. In addition, several other attorneys who purport to represent student borrowers have threatened litigation if their clients do not receive relief with respect to their debts to SLX. CIT participated in a mediation with several class counsels and the parties have made substantial progress towards a resolution of the student claims against SLX. The Attorneys General of several states are reviewing the impact of the helicopter pilot training school’s bankruptcy on the student borrowers and any possible role of SLX. CIT is cooperating in each of the Attorney General inquiries. Management believes the Company has good defenses in each of these pending and threatened matters and with respect to the Attorneys General inquiries. However, since the loans are unsecured and uncertainties exist regarding collection, management continues to attempt to resolve these matters as expeditiously as possible.

STUDENT LOAN INVESTIGATIONS

In connection with investigations into (i) the relationships between student lenders and the colleges and universities that recommend such lenders to their students, and (ii) the business practices of student lenders, CIT and/or SLX received requests for information from several state Attorneys General and several federal governmental agencies. In May, 2007, CIT entered into an Assurance of Discontinuance (“AOD”) with the New York Attorney General (“NYAG”), pursuant to which CIT contributed $3.0 million into a fund established to educate students and their parents concerning student loans and agreed to cooperate with the NYAG’s investigation, in exchange for which, the NYAG agreed to discontinue its investigation concerning certain alleged conduct by SLX. CIT is fully cooperating with the remaining investigations.

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

68	CIT GROUP INC

practices involving that portfolio. State authorities in California have been conducting a parallel investigation. It appears the investigations are being conducted under the Federal False Claims Act and its California equivalent. CIT is cooperating with these investigations, and substantial progress has been made towards a resolution of the investigations. Based on the facts known to date, CIT believes its exposure will not be material.

OTHER LITIGATION

In addition, there are various legal proceedings and government investigations against or including CIT, which have arisen in the ordinary course of business. While the outcomes of the ordinary course legal proceedings and the related activities are not certain, based on present assessments, management does not believe that they will have a material adverse effect on CIT.

LEHMAN BROTHERS BANKRUPTCY

In conjunction with certain interest rate and foreign currency hedging activities, the Company had counterparty receivables from Lehman Specialty Financing Inc (“LSF”), a subsidiary of Lehman Brothers Holding Inc. (“Lehman”) totaling $33 million related to derivative transactions. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In October 2008, LSF filed a Chapter 11 petition in the same court. The Company terminated the swaps prior to the bankruptcy, but has not received payment for the amounts owed, resulting in a bankruptcy claim against LSF. Given the complexity of the bankruptcies and the uncertainties with regard to the liquidation of Lehman and LSF assets, management currently is unable to estimate a probable loss relating to this claim, and has not accrued any related contingency charge as of September 30, 2008.

RESERVE FUND INVESTMENT

As of September 30, 2008 the Company had $600 million invested in the Reserve Primary Fund (the “Reserve Fund”), a money market fund. The Reserve Fund currently is in orderly liquidation under the supervision of the SEC and its net asset value has fallen below its stated value of $1.00. In September 2008, the Company requested redemption, and received confirmation with respect to a 97% payout on a portion of the investment. As a result, the Company accrued a pretax charge of $18 million in the quarter representing the Company’s estimate of loss based on the 97% partial payout confirmation. This amount is subject to the total distribution available to all investors of this fund and our potential recovery may vary from the recorded investment.

The Company received approximately $305 million on October 31, 2008 in conjunction with a partial fund distribution.

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

OUR LIQUIDITY OR ABILITY TO RAISE DEBT MAY BE LIMITED.

Our business model depends upon access to the debt capital markets to provide sources of liquidity and efficient funding for asset growth. These markets have exhibited heightened volatility and dramatically reduced liquidity. Liquidity in the debt capital markets has become significantly more constrained and interest rates available to us have increased significantly relative to benchmark rates, such as U.S. treasury securities and LIBOR. Recent downgrades in our short and long-term credit ratings have worsened these general conditions and had the practical effect of leaving us without current access to the commercial paper market and unsecured term debt markets, which were historical sources of liquidity for us, and necessitated our recent action to draw down on our bank credit facilities. As a result of these developments, we are not currently accessing the commercial paper and unsecured term debt markets and have shifted our funding sources primarily to secured borrowings, including both on-balance sheet and off-balance sheet securitizations. For some segments of our business, secured funding is significantly less efficient than unsecured debt facilities. Further, while the Company has remaining capacity with respect to this funding source, there are limits to the amount of assets that can be encumbered without affecting our ability to maintain our debt ratings at various levels. Additional adverse developments in the economy, long-term disruption in the capital markets, deterioration in our business performance or further downgrades in our credit ratings could further limit our access to these markets and increase our cost of capital. If any one of these developments occurs, or if we are unable to regain access to the commercial paper or unsecured term debt markets, it would adversely affect our business, operating results and financial condition.

Our ability to satisfy our cash needs may also be constrained by regulatory or contractual restrictions on the manner in which we may use portions of our cash on hand. For example, our total cash position at September 30, 2008 includes cash and short-term investments at our Utah bank and restricted cash largely related to securitization transactions. The cash and investments at our Utah bank are available solely for the bank’s funding and investment requirements. The restricted cash related to securitization transactions is available solely for payments to certificate holders. The cash and investments of the bank and the restricted cash related to securitization transactions cannot be transferred to or used for the benefit of any other affiliate of ours.

In addition, as part of our business we extend lines of credit, some of which can be drawn by the borrowers at any time. If the borrowers on these lines of credit access these lines or increase their rate of borrowing either as a result of their business needs or due to a perception that we may be unable to fund these lines

Item 1: Legal Proceedings	69

of credit in the future, this could degrade our liquidity position substantially which could have a material adverse effect on our business.

EFFORTS TO EXPAND OUR DEPOSIT-TAKING CAPABILITIES AND TAKE OTHER MEASURES TO MAINTAIN ADEQUATE LIQUIDITY MAY BE UNSUCCESSFUL

We are in the process of exploring a variety of options that would allow us to expand our deposit-taking capabilities, to potentially benefit from certain recently announced U.S. government programs to support financial institutions, or to execute on other measures designed to manage our liquidity position, including potential asset sales or secured financings. Each of these measures is subject to a number of uncertainties, including but not limited to obtaining government approvals for certain measures and locating a suitable transaction counterparty for other measures. There are significant risks that we will not execute these changes successfully, even if we obtain all the necessary approvals or locate suitable transaction counterparties. Further, if we are successful in implementing any of these options, they may not achieve their anticipated benefits. A failure to successfully implement some or all of the options we are exploring could have a material adverse effect on our business.

We may also raise additional equity capital through the sale of common stock, preferred stock, or securities that are convertible into common stock, which may or may not be done in connection with some of the options we are exploring. Except for listing requirements of the New York Stock Exchange, we do not believe that currently we would be restricted from entering into the sale of any such equity securities in either public or private transactions. The listing rules of the New York Stock Exchange may require shareholder approval of transactions involving the issuance of 20 percent or more of the voting power or number of shares outstanding. The terms of any such equity transactions may subject existing shareholders to potential subordination or dilution and may involve a change in governance.

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

70	CIT GROUP INC

adversely affect both our ability to originate new finance receivables and our profitability. Conversely, a decrease in interest rates could result in accelerated prepayments of owned and managed finance receivables.

WE MAY BE REQUIRED TO TAKE ADDITIONAL IMPAIRMENT CHARGES FOR GOODWILL OR INTANGIBLE ASSETS RELATED TO ACQUISITIONS.

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

Under the applicable accounting rules, goodwill is not amortized and is carried on our books at its original value, subject to periodic review and evaluation for impairment, whereas intangible assets are amortized over the life of the asset. Our common stock has been trading below both our book value and tangible book value per share for four consecutive quarters. As a result, we expect to conduct impairment reviews each quarter for the foreseeable future. If, as a result of our periodic review and evaluation of our goodwill and intangible assets for potential impairment, we determine that changes in the business itself, the economic environment including business valuation levels and trends, or the legislative or regulatory environment have adversely affected either the fair value of the business or the fair value of our individual segments, we may be required to take an impairment charge to the extent that the carrying values of our goodwill or intangible assets exceeds the fair value of the business in the three segments with goodwill and intangible assets. Also, if we sell a business for less than the book value of the assets sold, plus any goodwill or intangible assets attributable to that business, we may be required to take an impairment charge on all or part of the goodwill and intangible assets attributable to that business.

During the third quarter, we determined that the estimated fair value of the Vendor Finance segment declined, resulting in an impairment of this segment’s entire goodwill and most of its intangible asset balances, representing virtually the entire $455.1 million pretax charge.

If market and economic conditions deteriorate further, this could increase the likelihood that we will need to record additional impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business.

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

We are currently executing on a number of measures designed to manage our liquidity position, including potential asset sales or secured financings. There can be no assurance that we will be successful in completing all or any of these transactions. These transactions, if completed, may reduce the size of our business and it is not currently part of our long-term strategy to replace the volume associated with these businesses. From time to time, we also receive inquiries from third parties regarding our potential interest in disposing of other types of assets, such as student lending and other commercial finance or vendor finance assets, which we may or may not choose to pursue.

There is no assurance that we will receive adequate consideration for any asset or business dispositions. As a result, our future disposition of businesses or asset portfolios could have a material adverse effect on our business, financial condition and results of operations.

ADVERSE OR VOLATILE MARKET CONDITIONS MAY CONTINUE TO NEGATIVELY IMPACT FEES AND OTHER INCOME.

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

Item 1A: Risk Factors	71

ADVERSE FINANCIAL RESULTS OR OTHER FACTORS MAY LIMIT OUR ABILITY TO PAY DIVIDENDS.

Our board of directors decides whether we will pay dividends on our common stock. That decision depends upon, among other things, general economic and business conditions, our strategic and operational plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, our credit ratings, and such other factors as the board of directors may consider to be relevant. If any of these factors are adversely affected, it may impact our ability to pay dividends on our common stock. During the first quarter of 2008, our board of directors reduced the quarterly dividend on our common stock by 60%, to $0.10 per share, and our board of directors could determine to further reduce or eliminate dividends payable on our common stock in the future.

In addition, the terms of our preferred stock and junior subordinated notes restrict our ability to pay dividends on our common stock if we do not make distributions on our preferred stock and junior subordinated notes. Further, we are prohibited from declaring dividends on our preferred stock and from paying interest on our junior subordinated notes if we do not meet certain financial tests, provided that the limitation does not apply if we pay such dividends and interest out of net proceeds that we have received from the sale of common stock. While we were in compliance for the second quarter of 2008, we were not in compliance with these financial tests for the prior three fiscal quarters or for the third quarter of 2008. We sold common stock to cover such dividend and interest payments during the fourth quarter of 2007 and the first quarter of 2008, and we obtained a forward commitment from two investment banks to purchase additional shares, at our option, in the second and third quarters of 2008. If we are unable to sell our common stock in the future, and we continue to fail to meet the requisite financial tests, then we will be prohibited from declaring dividends on our preferred stock, paying interest on our junior subordinated notes, or declaring dividends on our common stock.

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

WE MAY NOT BE ABLE TO REALIZE OUR ENTIRE INVESTMENT IN THE EQUIPMENT WE LEASE.

The realization of equipment values (residual values) during the life and at the end of the term of a lease is an important element in the leasing business. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the expected disposition date. Internal equipment management specialists, as well as external consultants, determine residual values.

A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, or other factors, would adversely affect the current or the residual values of such equipment. Further, certain equipment residual values, including commercial aerospace residuals, are dependent on the manufacturer’s or vendor’s warranties, reputation and other factors, including market liquidity. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

The degree of residual realization risk varies by transaction type. Capital leases bear the least risk because contractual payments cover approximately 90% of the equipment’s inception of lease cost. Operating leases have a higher degree of risk because a smaller percentage of the equipment’s value is covered by contractual cash flows at lease inception. Leveraged leases bear the highest level of risk as third parties have a priority claim on equipment cash flows.

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

72	CIT GROUP INC

U.S. generally accepted accounting principles require that income earned from foreign subsidiaries should be treated as being taxed as if they were distributed to the parent company, unless those funds are permanently reinvested outside the United States. To meet this permanent reinvestment standard, the Company must demonstrate that there is no foreseeable need for the funds by the parent company and that there is a specific plan for reinvestment of the undistributed earnings of the funds by the subsidiary. Federal income taxes have not been provided on approximately $1.4 billion of cumulative earnings of foreign subsidiaries that we have determined to be permanently reinvested. If we sell a foreign business or significant foreign assets, we may not be able to redeploy some or all of the funds generated from a sale outside the United States and would be required to treat the funds as repatriated to us currently for purposes of GAAP. While it is not practicable to estimate the amount of tax that we would have to provide for under GAAP in such an event, the impact on us may be material.

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

UNCERTAINTIES RELATED TO OUR BUSINESS MAY CAUSE A LOSS OF EMPLOYEES AND MAY OTHERWISE MATERIALLY ADVERSELY AFFECT OUR ABILITY TO ATTRACT NEW EMPLOYEES.

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

Item 1A: Risk Factors	73

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or issue any unregistered equity securities during the quarter ended September 30, 2008, as shown in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Balance at June 30, 2008	23,341,419	–	689,096

July 1 – 31, 2008	–	–	–
August 1 – 31, 2008	–	–	–
September 1 – 30, 2008	–	–	–

Total Purchases	–

Reissuances(1)	112,838

Balance at September 30, 2008	23,228,581

(1)	Includes the issuance of shares of our common stock pursuant to repurchase agreement and for the employee stock purchase plan.

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

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

74	CIT GROUP INC

ITEM 6. Exhibits

(a) Exhibits
3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed by CIT on August 12, 2003).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form 8-K filed by CIT on January 17, 2008).

3.3	Certificate of Designations relating to the Company’s 6.350% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

3.4	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed by CIT on July 29, 2005).

3.5	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 3.1 to Form 8-K filed by CIT on April 25, 2008).

4.1	Form of Certificate of Common Stock of CIT (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

4.2	Indenture dated as of August 26, 2002 by and among CIT Group Inc., J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.), as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (incorporated by reference to Exhibit 4.18 to Form 10-K filed by CIT on February 26, 2003).

4.3	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (incorporated by reference to Exhibit 4.4 to Form S-3/A filed by CIT on October 28, 2004).

4.4	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.5 to Form S-3/A filed by CIT on October 28, 2004).

4.5	Certain instruments defining the rights of holders of CIT’s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis, have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

4.6	5-Year Credit Agreement, dated as of October 10, 2003 among J.P. Morgan Securities Inc., a joint lead arranger and bookrunner, Citigroup Global Markets Inc., as joint lead arranger and bookrunner, JP Morgan Chase Bank as administrative agent, Bank of America, N.A. as syndication agent, and Barclays Bank PLC, as documentation agent (incorporated by reference to Exhibit 4.2 to Form 10-Q filed by CIT on November 7, 2003).

4.7	5-Year Credit Agreement, dated as of April 14, 2004, among CIT Group Inc., the several banks and financial institutions named therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and bookrunners, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A., as syndication agent and Barclays Bank PLC, as documentation agent (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on May 7, 2004).

4.8	5-Year Credit Agreement, dated as of April 13, 2005, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent (incorporated by reference to Exhibit 4.8 to Form 10-K filed by CIT on March 1, 2007).

4.9	5-Year Credit Agreement, dated as of December 6, 2006, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Barclays Capital, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Barclays Bank PLC, as syndication agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents (incorporated by reference to Exhibit 4.9 to Form 10-K filed by CIT on March 1, 2007).

4.10	Indenture dated as of January 20, 2006 between CIT Group Inc. and The Bank of New York (as successor to JPMorgan Chase Bank, N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by CIT on August 7, 2006).

75

4.11	Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, N.A. for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.4 to Form 10-Q filed by CIT on August 7, 2006).

4.12	First Supplemental Indenture dated as of January 31, 2007 between CIT Group Inc. and The Bank of New York (as successor to JPMorgan Chase Bank N.A.) for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed by CIT on February 1, 2007).

4.13	Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of senior notes (incorporated by reference to Exhibit 4.5 to Form 10-Q filed by CIT on August 7, 2006).

4.14	Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of subordinated notes (incorporated by reference to Exhibit 4.6 to Form 10-Q filed by CIT on August 7, 2006).

4.15	Indenture dated as of November 1, 2006, among CIT Group Funding Company of Delaware (formerly known as CIT Group Funding Company of Canada), CIT Group Inc., and The Bank of New York, for the issuance of senior debt securities of CIT Group Funding Company of Canada and the related guarantees of CIT (incorporated by reference to Exhibit 4.8 to Form 10-Q filed by CIT on November 6, 2006).

10.1	Form of Separation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1/A filed June 12, 2002).

10.2	Form of Financial Services Cooperation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1/A filed June 12, 2002).

10.3	Employment Agreement for Lawrence A. Marsiello dated as of August 1, 2004 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by CIT on November 9, 2004).

10.4	Revised Amendment to Employment Agreement for Lawrence A. Marsiello dated as of December 6, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-K filed by CIT on February 29, 2008).

10.5	2004 Extension and Funding Agreement dated September 8, 2004, by and among Dell Financial Services L.P., Dell Credit Company L.L.C., DFS-SPV L.P., DFS-GP, Inc., Dell Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS Inc., CIT Communications Finance Corporation, and CIT Credit Group USA Inc. (incorporated by reference to Form 8-K filed by CIT on September 9, 2004).

10.6	Letter Agreement dated December 19, 2007 by and among Dell Inc., CIT Group Inc., Dell Credit Company LLC, Dell DFS Corporation, and CIT DFS, Inc. amending the Amended and Restated Agreement of Limited Partnership of Dell Financial Services L.P. dated September 8, 2004 (incorporated by reference to Exhibit 10.10 to Form 10-K filed by CIT on February 29, 2008).

10.7	Letter Agreement dated December 19, 2007 by and among Dell Inc., Dell Financial Services L.P., Dell Credit Company LLC, DFS-SPV L.P., DFS-GP, Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS, Inc., CIT Communications Finance Corporation, and CIT Credit Group USA, Inc. amending the 2004 Extension and Funding Agreement dated September 8, 2004 (incorporated by reference to Exhibit 10.11 to Form 10-K filed by CIT on February 29, 2008).

10.8	Purchase and Sale Agreement dated as of December 19, 2007 by and among Dell Inc., Dell International Incorporated, CIT Group Inc., Dell Credit Company LLC, Dell DFS Corporation, CIT DFS, Inc., CIT Financial USA, Inc., Dell Financial Services L.P., DFS-SPV L.P., DFS-GP, Inc., Dell Gen. P. Corp., CIT DCC Inc., CIT Communications Finance Corporation, and CIT Credit Group USA, Inc. (incorporated by reference to Exhibit 10.12 to Form 10-K filed by CIT on February 29, 2008).

10.9	Long-Term Equity Compensation Plan (incorporated by reference to Form DEF-14A filed April 23, 2003).

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement on Form S-1/A filed June 26, 2002).

10.11	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1/A filed June 12, 2002).

76	CIT GROUP INC

10.12	Agreement and Plan of Merger, dated as of January 4, 2005, among Education Lending Group, Inc. CIT Group Inc. and CIT ELG Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by CIT on January 6, 2005).

10.13*	CIT Group Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by CIT on May 12, 2008).

10.14*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed by CIT on May 15, 2006).

10.15*	Employment Agreement, dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed by CIT on September 5, 2006).

10.16*	Amendment to Employment Agreement for Jeffrey M. Peek dated December 10, 2007 (incorporated by reference to Exhibit 10.23 to Form 10-K filed by CIT on February 29, 2008).

10.17*	Forms of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreements (incorporated by reference to Exhibit 10.19 to Form 10-K filed by CIT on February 29, 2008).

10.18*	Forms of CIT Group Inc. Long-Term Incentive Plan Performance Share Award Agreements (incorporated by reference to Exhibit 10.20 to Form 10-K filed by CIT on March 1, 2007).

10.19*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.21 to Form 10-K filed by CIT on March 1, 2007).

10.20*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreements (incorporated by reference to Exhibit 10.22 to Form 10-K filed by CIT on March 1, 2007).

10.21*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to Form 10-K filed by CIT on March 1, 2007).

10.22	Forward Equity Commitment dated October 16, 2007 from Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc. to CIT Group Inc. relating to the issuance of common stock in connection with the payment of dividends on certain preferred stock and interest on certain junior subordinated notes (incorporated by reference to Exhibit 10.29 to Form 10-K filed by CIT on March 1, 2007).

10.23*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Retention Award Agreement (incorporated by reference to Exhibit 99.1 to Form 8-K filed by CIT on January 22, 2008).

10.24*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreement (incorporated by reference to Exhibit 10.24 to Form 10-Q filed by CIT on May 12, 2008).

10.25*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.25 to Form 10-Q filed by CIT on May 12, 2008).

10.26*	Form of CIT Group Inc. Long-Term Incentive Plan Performance-Accelerated Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.26 to Form 10-Q filed by CIT on May 12, 2008).

10.27*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed by CIT on May 12, 2008).

10.28*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed by CIT on May 12, 2008).

10.29*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed by CIT on May 12, 2008).

10.30*	CIT Executive Severance Plan As Amended and Restated Effective as of January 1, 2008 (incorporated by reference to Exhibit 10.30 to Form 10-Q filed by CIT on May 12, 2008).

10.31*	Amended and Restated Employment Agreement Joseph M. Leone dated as of May 8, 2008 (incorporated by reference to Exhibit 10.31 to Form 10-Q filed by CIT on May 12, 2008).

10.32*	Employment Agreement, dated February 16, 2005, between CIT Group Inc. and Walter J. Owens.

10.33*	Employment Agreement, dated June 16, 2008, between CIT Group Inc. and Alexander T. Mason.

10.34**	Confirmation; Credit Support Annex and ISDA Schedule, each dated June 6, 2008 and between CIT Financial Ltd. and Goldman Sachs International evidencing a $3 billion securities based financing facility.

77

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey M. Peek pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Leone pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

78	CIT GROUP INC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 10, 2008

CIT GROUP INC.

By: /s/ Joseph M. Leone
Joseph M. Leone
Vice Chairman and Chief Financial Officer

By: /s/ William J. Taylor
William J. Taylor
Executive Vice President, Controller
and Principal Accounting Officer

79