Form 10-K
period 2008-12-31
CIT GROUP INC
filed 2009-03-02
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	Annual Report Pursuant to Section 13 or 15(d) of the	or	| |	Transition Report Pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934			Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

Commission File Number: 001-31369

CIT GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	65-1051192
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

505 Fifth Avenue, New York, New York	10017
(Address of Registrant’s principal executive offices)	(Zip Code)

(212) 771-0505
Registrant’s telephone number including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Preferred Stock, Series A par value $0.01 per share Common Stock, par value $0.01 per share Equity Units, stated amount $25.00 per unit	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |  |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one) Large accelerated filer |X| Accelerated filer |  | Non-accelerated filer |  | Smaller reporting company |  |

At February 17, 2009, 388,770,150 shares of CIT’s common stock, par value $0.01 per share, were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |  | No |X|.

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($6.81 per share, 284,289,818 shares of common stock outstanding), which occurred on June 30, 2008, was $1,936,013,663. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof to the extent described herein.

See pages 134 to 137 for the exhibit index.

CIT ANNUAL REPORT 2008 1

Table of Contents

2 CIT ANNUAL REPORT 2008

PART ONE

Item 1. Business Overview

BUSINESS DESCRIPTION

Founded over a hundred years ago, CIT Group Inc., a Delaware corporation (“we,” “CIT” or the “Company”), is a bank holding company providing commercial financing and leasing products and management advisory services to clients in a wide variety of industries. CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region. On December 22, 2008, the Company became a bank holding company (“BHC”) regulated by the Board of Governors of the Federal Reserve System (FRS) under the U.S. Bank Holding Company Act of 1956 (BHC Act).

As a bank holding company, we have bank and non-bank subsidiaries. CIT bank, with assets of $3.5 billion and deposits of $2.6 billion at December 31, 2008 is the Company’s primary bank subsidiary. CIT Bank, which is located in Salt Lake City Utah, amended its charter from an industrial bank to a fully chartered state bank in 2008. Additionally, CIT Bank, which had primarily funded consumer loans in conjunction with select vendor programs, shifted its focus to commercial lending in 2008. CIT Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions. Non-bank subsidiaries, both in the U.S. and abroad, currently house the majority of the Company’s assets. As a bank holding company, we are prohibited from certain business activities including certain of our insurance services and our equity investment activities, and will have to exit these within a specified period.

We provide financing and leasing capital to our clients and their customers in over 30 industries and 50 countries. Our businesses focus on commercial clients with a particular emphasis on middle-market companies. We serve clients in a wide variety of industries including transportation, particularly aerospace and rail, manufacturing, wholesaling, retailing, healthcare, communications, media and entertainment and various service-related industries. We are also a leader in small business lending with our SBA preferred lender operations recognized as the nation’s #1 SBA Lender (based on 7(A) program volume) in each of the last nine years.

Each business has industry alignment and focuses on specific sectors, products and markets, with portfolios diversified by client and geography. Our principal product and service offerings include:

Products

  Asset-based loans
  Secured lines of credit
  Leases – operating, finance and leveraged
  Vendor finance programs
  Import and export financing
  Debtor-in-possession / turnaround financing
  Acquisition and expansion financing
  Letters of credit / trade acceptances structuring
  Small business loans

Services

  Financial risk management
  Asset management and servicing
  Merger and acquisition advisory services
  Debt restructuring
  Credit protection
  Account receivables collection
  Debt underwriting and syndication
  Capital markets
  Insurance services – small businesses and middle market customers

We previously offered student and mortgage loans to consumers. However, we ceased originating student loans in 2008 and are running off the remaining portfolio whereby the balance will be collected in accordance with the contractual terms. The portfolio consists of approximately 94% government guaranteed loans. We closed the mortgage origination platform in 2007 and sold the remaining assets and operations in 2008. See “Discontinued Operation” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 “Discontinued Operation,” of Item 8. Financial Statements and Supplementary Data for further discussion on home lending.

We source transactions through direct marketing efforts to borrowers, lessees, manufacturers, vendors and distributors, and to end-users through referral sources and other intermediaries. In addition, our business units work together both in referring transactions between units (i.e. cross-selling) and by combining various products and services to meet our customers’ overall financing needs. We also buy and sell participations in syndications of finance receivables and lines of credit and periodically purchase and sell finance receivables on a whole-loan basis.

We set underwriting standards for each business unit and employ portfolio risk management models to achieve desired portfolio demographics. Our collection and servicing operations are centralized across businesses and geographies providing efficient client interfaces and uniform customer experiences.

We generate revenue by earning interest income on the loans we hold on our balance sheet, collecting rentals on the equipment we lease, and earning fee and other income for the financial services we provide. In addition, we syndicate and sell certain finance receivables and equipment to leverage our origination capabilities, reduce concentrations, manage our balance sheet and improve liquidity.

We fund our non-bank business in the global capital markets, principally through asset-backed and other secured financing arrangements, various forms of unsecured debt, $2.33 billion on sale of preferred stock issue to U.S. Department of the Treasury, bank borrowings, and participation in the capital markets. CIT Bank funds itself via broker-originated deposits and has the authority to issue other forms of FDIC insured deposits. We rely on these diverse funding sources to maintain liquidity and strive to mitigate interest rate, foreign currency, and other market risks through disciplined matched-funding strategies. Our debt ratings are summarized on page 56 in the “Risk Management” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2008, we had total assets of $80.4 billion including a $65.8 billion portfolio of owned loans and leased equipment. Common stockholders’ equity at December 31, 2008 was $5.1 billion.

CIT ANNUAL REPORT 2008 3

BUSINESS SEGMENTS

CIT meets customers’ financing needs through five business segments, which represent our continuing operations. Two of those segments, Corporate Finance and Consumer Finance, originate transactions in CIT Bank. We have an application pending with the Federal Reserve to move most of our remaining business units into CIT Bank.

SEGMENT	MARKET AND SERVICES

Corporate Finance	Lending, leasing and other financial services to principally small and middle-market companies, through industry focused sales teams.

Transportation Finance	Large ticket equipment leases and other secured financing to companies in aerospace, rail and defense industries.

Trade Finance	Factoring, lending, credit protection, receivables management and other trade products to retail supply chain companies.

Vendor Finance	Financing and leasing solutions to manufacturers, distributors and customer end-users around the globe.

Consumer	Consumer loan portfolios in run-off mode, the largest of which consists of government guaranteed student loans.

Our finance and leasing portfolio assets are presented in the following graphs.

Item 1: Business Overview

4 CIT ANNUAL REPORT 2008

CORPORATE FINANCE

Corporate Finance provides a full spectrum of financing alternatives to borrowers, primarily small and middle market companies. We offer loan structures ranging from working capital loans secured by accounts receivable and inventories, term loans secured by fixed assets to leveraged loans based on operating cash flow and enterprise valuation. Loans are primarily senior secured and may be fixed or variable rate, and revolving or term. Our clients typically use the proceeds for working capital, asset growth, acquisitions, and debt restructurings. Additionally, we provide equipment lending and leasing products, including loans, leases, wholesale and retail financing packages, operating leases, and sale-leaseback arrangements to meet our customers’ needs. We earn interest revenue on receivables we keep on-balance sheet and seek to recognize gains on receivables sold. We also offer investment banking services, primarily targeting leading middle market companies and collect fees for these activities.

We meet our customers’ needs through specialized industry groups, including:

Commercial & Industrial provides financing solutions for middle-market companies in numerous sectors, including manufacturers, wholesalers, distributors, importers, retailers, technology companies and service providers.

Communications, Media, & Entertainment provides comprehensive financing solutions to broadcasting, publishing, security, information services, gaming, sports, entertainment and communications companies.

Energy provides corporate advisory, financing and investment solutions to companies throughout the energy and power sectors.

Healthcare offers a full spectrum of healthcare financing solutions and related advisory services to companies across the healthcare industry. Through our client-focused and industry-centric financing and advisory model, CIT Healthcare effectively leverages our knowledge and understanding of the healthcare marketplace. We meet the diverse commercial financing needs of U.S. healthcare providers with a complete set of financing solutions and advisory services.

Small Business Lending originates and services Small Business Administration (SBA) and conventional loans for commercial real estate financing, construction, business acquisition and business succession financing. It has been designated a “Preferred Lender” by the SBA due to its strong corporate financing record with authority over loan approvals, closings, servicing and liquidations. SBL also earns fees for servicing third party assets, which approximated $2.1 billion at year end. Small business lending activities are principally focused on the U.S. market.

Syndicated Loan Group manages CIT’s originations, trading and investments as principal in bank loan participations and, to a lesser extent, distressed debt.

TRANSPORTATION FINANCE

Transportation Finance specializes in providing customized leasing and secured financing primarily to end-users of aircraft and railcars. Our transportation equipment financing products include operating leases, single investor leases, equity portions of leveraged leases and sale and leaseback arrangements, as well as loans secured by equipment. Our equipment financing clients represent major and regional airlines worldwide, North American railroad companies, and middle-market to larger-sized aerospace and defense companies.

This segment has been servicing the aerospace and rail industries for many years, and in the case of aerospace, has built a global presence with operations in the United States, Canada, Europe and Asia. We have extensive experience in managing equipment over its full life cycle, including purchasing new equipment, equipment maintenance, estimating residual values and remarketing by re-leasing or selling equipment.

The aerospace group provides leasing and financing for commercial aircraft, business aircraft and aerospace and defense companies. We provide aircraft leasing and sales, asset management, finance, banking, technical and engineering, aircraft valuation and advisory services. The team has built strong relationships across the entire aerospace industry, including the major manufacturers, parts suppliers and carriers. These relationships provide us with access to technical information, which enhances our customer service and provides opportunities to finance new business. Our primary clients include major and regional airlines around the world.

Our commercial aerospace business has offices in the United States, Canada, Europe and Asia and a global reach to our customers. Our international aerospace servicing center in Dublin, Ireland, puts us closer to our international client base and provides us with favorable tax treatment for certain aircraft leasing operations. As of December 31, 2008, our commercial aerospace financing and leasing portfolio totaled $8.1 billion, consisting of 294 aircraft with a weighted average age of approximately 5 years placed with 108 clients around the world.

The business aircraft team offers financing and leasing programs for owners of business jet aircraft and turbine helicopters primarily in the United States. The aerospace and defense business provides comprehensive financing solutions to the aerospace and defense corporate finance market, as well as the aerospace financial intermediary market.

Our dedicated rail equipment group maintains relationships with numerous leading railcar manufacturers and calls directly on railroads and rail shippers throughout North America. Our rail portfolio, which totaled $4.8 billion at December 31, 2008, includes leases to all of the U.S. and Canadian Class I railroads (railroads with annual revenues of at least $250 million) and other non-rail companies, such as shippers and power and energy companies. The operating lease fleet primarily includes: covered hopper cars used to ship grain and agricultural products, plastic pellets and

CIT ANNUAL REPORT 2008 5

cement; gondola cars for coal, steel coil and mill service; open hopper cars for coal and aggregates; center beam flat cars for lumber; boxcars for paper and auto parts; and tank cars.

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 — Commitments of Item 8. Financial Statements and Supplementary Data for further discussion of our aerospace portfolio.

TRADE FINANCE

Trade Finance provides factoring, receivable and collection management products, and secured financing to businesses that operate in several industries including apparel, textile, furniture, home furnishings and electronics. Although primarily U.S.-based, we have increased our international business in Asia and Europe. CIT is working with third-party factors located throughout Asia, and through our full-service factoring company based in Frankfurt, Germany we provide factoring and financing services to companies in Europe.

We offer a full range of domestic and international customized credit protection, lending and outsourcing services that include working capital and term loans, factoring, receivable management outsourcing, bulk purchases of accounts receivable, import and export financing and letter of credit programs.

We provide financing to our clients, primarily manufacturers, through the purchase of accounts receivable owed to our clients by their customers, typically retailers. We also guarantee amounts due to our client’s suppliers under letters of credit collateralized by accounts receivable and other assets. The purchase of accounts receivable is traditionally known as “factoring” and results in the payment by the client of a factoring fee that is commensurate with the underlying degree of credit risk and recourse, and which is generally a percentage of the factored receivables or sales volume. We also may advance funds to our clients, typically in an amount up to 80% of eligible accounts receivable, charging interest on the advance (in addition to any factoring fees), and satisfying the advance by the collection of the factored accounts receivable. We integrate our clients’ operating systems with ours to facilitate the factoring relationship.

Clients use our products and services for various purposes, including improving cash flow, mitigating or reducing credit risk, increasing sales, and improving management information. Further, with our TotalSourceSM product, our clients can outsource their bookkeeping, collection, and other receivable processing to us. These services are attractive to industries outside the traditional factoring markets.

VENDOR FINANCE

We have numerous vendor relationships and operations serving customers around the globe. We have significant vendor programs in information technology, telecommunications equipment, healthcare and other diversified asset types across multiple industries. Through our global relationships with industry-leading equipment vendors, including manufacturers, dealers, and distributors, we deliver customized financing solutions to primarily commercial customers of our vendor partners.

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

These alliances allow our vendor partners to focus on their core competencies, reduce capital needs and drive incremental sales volume. As a part of these programs, we offer our partners (1) financing to commercial and consumer end users for the purchase or lease of products, (2) enhanced sales tools such as asset management services, loan processing and real-time credit adjudication, and (3) a single point of contact in our regional servicing hubs to facilitate global sales. In turn, these alliances provide us with an efficient origination platform as we leverage our partners’ sales forces.

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

CONSUMER

Our Consumer segment includes the run-off of our student loan portfolio and receivables from other consumer lending activities, whereby these receivables are being collected in accordance with their contractual terms. We ceased offering government-guaranteed student loans in 2008 and private student loans during 2007. We own $12.2 billion of student loans, $11.4 billion of which is 95-97% guaranteed by the U.S. Government. Approximately 70% of the student loans are serviced in-house, with servicing on the remainder outsourced to third parties. Consumer also includes approximately $0.3 billion of consumer loans held and serviced by CIT Bank.

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and for further discussion of our student lending portfolios.

CORPORATE AND OTHER

Certain expenses are not allocated to the operating segments and are included in Corporate and Other, and consist primarily of the following: (1) certain funding costs, as the segment results reflect debt transfer pricing that matches assets (as of the origination date) with liabilities from an interest rate and maturity perspective; (2) incremental interest costs previously allocated to the Home Lending segment; (3) certain tax provisions and benefits; (4) a portion of credit loss provisioning in excess of amounts recorded in the segments, primarily reflecting estimation risk; and (5) dividends on preferred securities, as segment risk adjusted returns are based on the allocation of common equity.

Item 1: Business Overview

6 CIT ANNUAL REPORT 2008

2008 SEGMENT PERFORMANCE

Earnings and Return Summary (dollars in millions)

		Return On
	Net	Risk Adjusted
	Income/(Loss)	Capital

Corporate Finance	$(167.0)	(6.5%)
Transportation Finance	327.1	19.0%
Trade Finance	99.6	12.1%
Vendor Finance	(349.8)	(23.4%)
Consumer	(184.5)	(73.4%)
Corporate and Other	(358.5)	(6.2%)

Net loss from continuing operations, before preferred dividends	$(633.1)	(11.0%)

See the “Results by Business Segments” and “Concentrations” sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, and Note 23 Business Segment Information of Item 8. Financial Statements and Supplementary Data, for additional information.

EMPLOYEES

CIT employed approximately 4,995 people at December 31, 2008, of which approximately 3,490 were employed in the United States and approximately 1,505 were outside the United States.

COMPETITION

Our markets are highly competitive, based on factors that vary with product, customer, and geographic region. Our competitors include captive finance companies, global and domestic commercial and investment banks, leasing companies, hedge funds and private equity firms. Many of our larger competitors compete with us globally. In most of our business segments, we have a few large competitors with significant penetration and many smaller niche competitors.

Many of our domestic and global competitors are large companies with substantial financial, technological, and marketing resources. We compete primarily on the basis of financing terms, structure, client service, and price. From time to time, our competitors seek to compete aggressively on the basis of these factors and we may lose market share to the extent we are unwilling to match competitor product structure, pricing or terms that do not meet our credit standards or return requirements.

Over time, there has been substantial consolidation and convergence among companies in the financial services industry. This trend accelerated over the course of the past year as the credit crisis caused numerous mergers and asset acquisitions among industry participants. The trend toward consolidation and convergence has significantly increased the capital base and geographic reach of some of our competitors. This trend has also hastened the globalization of the financial services markets. To take advantage of some of our most significant international challenges and opportunities, we will have to compete successfully with financial institutions that are larger and better capitalized and that may have a stronger local presence and longer operating history outside the United States.

Other primary competitive factors include industry experience, asset and equipment knowledge, and strong relationships. The regulatory environment in which we and/or our customers operate also may affect our competitive position and ability to compete effectively.

REGULATION

General

CIT Group Inc. is a bank holding company subject to regulation and examination by the Federal Reserve Board (“FRB”) under the BHC Act. CIT Bank is chartered by the Department of Financial Institutions of the State of Utah as a state bank. CIT Group Inc.’s principal regulator is the Federal Reserve and CIT Bank’s principal regulators are the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions.

In addition, certain of our subsidiaries are subject to regulation from various agencies. Student Loan Xpress, Inc., a Delaware corporation, conducts its business through various banks authorized by the Department of Education, including Fifth Third Bank, CIT Bank and Liberty Bank, as eligible lender trustees. CIT Small Business Lending Corporation, a Delaware corporation, is licensed by and subject to regulation and examination by the U.S. Small Business Administration. CIT Capital Securities L.L.C., a Delaware limited liability company, is a broker-dealer licensed by the National Association of Securities Dealers, and is subject to regulation by the Financial Industry Regulatory Authority and the Securities and Exchange Commission. CIT Bank Limited, an English corporation, is licensed as a bank and broker-dealer and is subject to regulation and examination by the Financial Services Authority of the United Kingdom.

CIT ANNUAL REPORT 2008 7

Our insurance operations are conducted through The Equipment Insurance Company, a Vermont corporation, Highlands Insurance Company Limited, a Barbados company, and Equipment Protection Services (Europe) Limited, an Irish company. Each company is licensed to enter into insurance contracts and is subject to regulation and examination by insurance regulators in their home jurisdiction. In addition, we have various banking corporations in Brazil, France, Germany, Italy, Belgium, Sweden, and the Netherlands and a broker-dealer entity in Canada, each of which is subject to regulation and examination by banking regulators and securities regulators in their home country.

Banking Supervision and Regulation

We and our wholly-owned banking subsidiary, CIT Bank, like other bank holding companies and banks, are highly regulated at the federal and state levels, respectively. As a bank holding company, the BHC act restricts our activities to banking and activities closely related to banking. However, the BHC Act does grant a new bank holding company, like CIT, two years from the date the entity becomes a bank holding company to comply with the activity restrictions imposed by the BHC Act with respect to those activities that the entity was engaged in when it became a bank holding company. Under the Gramm-Leach-Bliley Act of 1999 (GLB), the activities of a bank holding company are restricted to those activities that were deemed permissible by the Federal Reserve at the time the GLB Act was passed in 1999. The vast majority of our activities are permissible for a bank holding company. The GLB Act also authorized the Federal Reserve to recognize certain bank holding companies that are well capitalized and well managed as financial holding companies (“FHC”). FHCs are authorized to engage in a broader range of activities, including securities underwriting and dealing, insurance underwriting and agency, and other activities that are determined by the Federal Reserve to be “financial in nature or incidental thereto”. We are not registered as a financial holding company, and therefore, if we do not elect and obtain approval to become a FHC, a limited number of our existing activities and assets must be divested or terminated within two years, comprised primarily of a limited number of equity investments and certain insurance agency and reinsurance activities.

As a bank holding company under the BHC Act, CIT is now subject to supervision and examination by the Federal Reserve Board. Under the system of “functional regulation” established under the BHC Act, the Federal Reserve Board supervises CIT, including all of its non-bank subsidiaries, as an “umbrella regulator” of the consolidated organization and generally defers to the FDIC and the Utah Department of Financial Institutions, as the primary U.S. regulators of CIT Bank, our U.S. depository institution subsidiary, and to the other U.S. regulators of our U.S. non-depository institution subsidiaries that regulate certain activities of those subsidiaries. Such “functionally regulated” non-depository institution subsidiaries include our broker-dealer registered with the SEC and our insurance companies regulated by various insurance authorities.

Capital and Operational Requirements

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the stated minimum levels, whether because of its financial condition, the nature of its assets, or actual or anticipated growth. The Federal Reserve leverage and risk-based capital guidelines divide a bank’s capital framework into tiers. The regulatory capital guidelines currently applicable to bank holding companies are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). In addition, bank regulators are currently phasing in revised regulatory capital guidelines based on the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II) applicable to certain banking organizations.

We currently compute and report our capital ratios in accordance with the Basel I requirements for the purpose of assessing the adequacy of our capital. Tier 1 capital includes common shareholders’ equity, trust preferred securities, minority interests and qualifying preferred stock (including the cumulative preferred stock issued by CIT to the U.S. Department of Treasury in the TARP Capital Purchase Program), less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible stock, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to 1.25 percent of risk-weighted assets and other adjustments. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents our qualifying total regulatory capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Under the capital guidelines of the Federal Reserve, certain commitments and off-balance sheet transactions are provided asset equivalent weightings, and together with assets, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (U.S. Treasury Bonds) to 100%. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. Our Tier 1 and total risk-based capital ratios under these guidelines were approximately 9.4 percent and 13.1 percent at December 31, 2008. The calculation of regulatory capital ratios are subject to review and consultation with the Federal Reserve, which may result in refinements to the estimated amounts.

The leverage ratio is determined by dividing Tier 1 capital by adjusted quarterly average total assets, after certain adjustments. Well-capitalized bank holding companies must have a minimum Tier 1 leverage ratio of three percent and are not subject to a Federal Reserve directive to maintain higher capital levels. Our leverage ratio at December 31, 2008 was 9.6 percent, which exceeded our leverage ratio requirement. We have committed to the regulators to maintain a total risk-based capital ratio of 13% for the bank holding company.

In connection with the FDIC’s approval in December 2008 of CIT Bank’s conversion from a Utah industrial bank to a Utah state bank, CIT Bank agreed with the FDIC to minimum capital ratios in excess of “well capitalized” levels. Accordingly, CIT Bank agreed to maintain a Tier 1 leverage capital ratio of at least 15% for at least three years after its conversion to a Utah state bank.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is deemed to be “well

Item 1: Business Overview

8 CIT ANNUAL REPORT 2008

capitalized,” the highest category, if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. FDICIA requires the applicable federal regulatory authorities to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’ general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

Regulators also must take into consideration: (a) concentrations of credit risk, (b) interest rate risk, and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as part of the institution’s regular safety and soundness examination. In addition, any bank with significant trading activity must incorporate a measure for market risk into their regulatory capital calculations. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Under these guidelines, CIT Bank was considered well capitalized as of December 31, 2008.

Acquisitions, Interstate Banking and Branching

Bank holding companies are required to obtain the prior approval of the Federal Reserve before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), a bank holding company may acquire banks in states other than its home state, without regard to the permissibility of such acquisition under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to and following the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in that state (or such amount as established by state law if such amount is lower than 30%).

The Interstate Act also authorizes banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, or establishing de novo branches in other states, thereby creating interstate branching, provided that, in the case of purchasing branches and establishing new branches in a state in which it does not already have banking operations, such state must have “opted-in” to the Interstate Act by enacting a law permitting such branch purchases or de novo branching and, in the case of mergers, such state must not “opt-out” of that portion of the Interstate Act.

Dividends

CIT Group Inc. is a legal entity separate and distinct from CIT Bank and its other subsidiaries. CIT Group Inc., parent of CIT Bank and our other subsidiaries, provides a significant amount of funding for its various subsidiaries, which is generally recorded as intercompany loans. Most of CIT Group Inc.’s revenue is interest on intercompany loans from its subsidiaries, including CIT Bank. Cash can be transferred to CIT Group, Inc. by its subsidiaries, including CIT Bank, through the repayment of intercompany debt or the payment of dividends. CIT Bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to limit or prohibit payment thereof.

In addition, the ability of CIT Group Inc. to pay dividends on its common stock may be affected by the various minimum capital requirements, the capital and non-capital standards established under FDICIA, as described above and limitations prescribed by our preferred stock issuances. The right of CIT Group Inc., our stockholders, and our creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of CIT Bank and other subsidiaries.

Federal and state law imposes limitations on the payment of dividends by our bank depository institution subsidiaries. The amount of dividends that may be paid by a state-chartered bank that is a non-member bank of the Federal Reserve System, such as CIT Bank, is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the bank obtains the approval of its chartering authority. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” Utah law imposes similar limitations on Utah state banks.

It is also the policy of the Federal Reserve Board that a bank holding company generally only pay dividends on common stock out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged high dividend pay-out ratios unless both asset quality and capital are very strong. A bank holding company also should not maintain a dividend level that places undue pressure on the capital of bank depository institution subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength for such bank depository institution subsidiaries. In addition, as a participant in the TARP Capital Purchase Program, CIT is subject to additional restrictions on its ability to pay dividends.

CIT ANNUAL REPORT 2008 9

U.S. Treasury’s TARP Capital Purchase Program

On December 31, 2008, CIT issued preferred stock and a warrant to purchase its common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program. Prior to December 31, 2011, unless we have redeemed all of this preferred stock or the U.S. Treasury has transferred all of this preferred stock to a third party, the consent of the U.S. Treasury will be required for us to, among other things, increase our common stock dividend above a quarterly cash dividend of $0.10 per share, which was the dividend paid in the fourth quarter of 2008, or repurchase our common stock or outstanding preferred stock except in limited circumstances. In addition, until the U.S. Treasury ceases to own any CIT Group Inc. securities sold under the TARP Capital Purchase Program, the compensation arrangements for our senior executive officers must comply in all respects with the U.S. Emergency Economic Stabilization Act of 2008 and the rules and regulations thereunder, as each may be amended or revised.

Source of Strength

CIT, because it is a bank holding company, is expected by Federal Reserve regulations, to serve as a source of strength to each subsidiary bank and to commit capital and other financial resources to support CIT Bank. This support may be required at times when CIT may not be able to provide such support without adversely affecting its ability to meet other obligations. If CIT is unable to provide such support to CIT Bank, the Federal Reserve could instead require the divestiture of CIT Bank and impose operating restrictions pending the divestiture. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, if a loss is suffered or anticipated by the FDIC either as a result of the failure of a bank or thrift subsidiary or related to FDIC assistance provided to such a subsidiary in danger of failure, the other banking subsidiaries may be assessed for the FDIC’s loss, subject to certain exceptions.

Enforcement Powers of Federal Banking Agencies

The Federal Reserve and other banking agencies have broad enforcement powers with respect to an insured depository and its holding company, including the power to terminate deposit insurance, impose substantial fines, and other civil penalties and appoint a conservator or receiver. Failure to comply with applicable laws or regulations could subject CIT Group Inc. or CIT Bank, as well as their officers and directors, to administrative sanctions and potentially substantial civil and criminal penalties.

FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, as the capital category of an institution declines. Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

The prompt corrective action regulations apply only to depository institutions and not to bank holding companies such as CIT Group Inc. However, the Federal Reserve Board is authorized to take appropriate action at the holding company level, based upon the undercapitalized status of the holding company’s depository institution subsidiaries. In certain instances relating to an undercapitalized depository institution subsidiary, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the parent holding company, the guarantee would take priority over the parent’s general unsecured creditors.

Insolvency of an Insured Depository Institution

If the FDIC is appointed the conservator or receiver of an insured depository institution such as CIT Bank, upon its insolvency or in certain other events, the FDIC has the power to (i) transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (ii) enforce the terms of the depository institution’s contracts pursuant to their terms; or (iii) repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

In addition, under federal law, the claims of holders of deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including claims of debt holders of the institution, in the “liquidation or other resolution” of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of CIT Bank, the debt holders would be treated differently from, and could receive, if anything, substantially less than, the depositors of the depository institution.

FDIC Deposit Insurance

The deposits of CIT Bank are insured by the FDIC and subject to premium assessments. Regulatory matters could increase the cost of FDIC deposit insurance premiums to an insured bank. FDIC deposit insurance premiums are risk based, resulting in higher premium assessments being charged to banks that have lower capital ratios or higher risk profiles. These risk profiles take into account weaknesses that are found by the primary banking regulator through its examination and supervision of the bank. A negative evaluation by the FDIC could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category.

Transactions with Affiliates

Transactions between CIT Bank and CIT Group and its subsidiaries and affiliates are regulated by the Federal Reserve Board and the FDIC pursuant to Sections 23A and 23B of the Federal Reserve Act. These regulations limit the types and amounts of transactions (including loans to and credit extensions from CIT Bank) that may take place and generally require those transactions to be on an arms-length basis. These regulations generally do not apply to transactions between CIT Bank and its bank subsidiaries. CIT has filed an application with the Federal Reserve for an exemption from Section 23A to transfer between $22 billion and $28 billion of assets and operations to CIT Bank. In connection with this transfer, CIT expects that it will be required to repurchase any transferred assets that become past due, to reimburse CIT Bank for credit-related losses due to the transferred assets, or to pledge collateral to CIT Bank to protect it against credit-related losses.

Item 1: Business Overview

10 CIT ANNUAL REPORT 2008

Other Regulation

In addition to U.S. banking regulation, our operations are subject to supervision and regulation by other federal, state, and various foreign governmental authorities. Additionally, our operations may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. This oversight may serve to:

  regulate credit granting activities, including establishing licensing requirements, if any, in various jurisdictions;
  establish maximum interest rates, finance charges and other charges;
  regulate customers’ insurance coverages;
  require disclosures to customers;
  govern secured transactions;
  set collection, foreclosure, repossession and claims handling procedures and other trade practices;
  prohibit discrimination in the extension of credit and administration of loans; and
  regulate the use and reporting of information related to a borrower’s credit experience and other data collection.

Changes to the laws of states and countries in which we do business could affect the operating environment in substantial and unpredictable ways. We cannot accurately predict whether such changes will occur or, if they occur, the ultimate effect they would have upon our financial condition or results of operations.

GLOSSARY OF TERMS

Average Earning Assets (AEA) is computed using month end balances and is the average of finance receivables, operating lease equipment, financing and leasing assets held for sale, and some investments, less the credit balances of factoring clients. We use this average for certain key profitability ratios, including return on AEA and net finance revenue as a percentage of AEA.

Average Finance Receivables (AFR) is computed using month end balances and is the average of finance receivables and includes loans and finance leases. It excludes operating lease equipment. We use this average to measure the rate of net charge-offs on an owned basis for the period.

Book Capital is the sum of common equity, preferred stock, junior subordinated notes, convertible debt (equity units) and preferred capital securities and is used in certain management ratios.

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

Efficiency Ratio is the percentage of salaries and general operating expenses to Total Net Revenue. (See definition that follows). We use the efficiency ratio to measure the level of expenses in relation to revenue earned.

Finance receivables include loans and capital lease receivables. In certain instances, we use the term “Loans” to also mean loans and capital lease receivables, as presented on the balance sheet.

Financing and Leasing Assets include loans, capital and finance leases, leveraged leases, operating leases, assets held for sale, and other investments.

Held for Investment describes loans that CIT has the ability and intent to hold in portfolio for the foreseeable future or until maturity. These are carried at amortized cost, unless it is determined that other than temporary impairment has occurred, and then a charge is recorded in the current period statement of income.

Held for Sale describes loans that we intend to sell in the near-term. These are carried at the lower of cost or market, with a charge reflected in the current period statement of income if the cost (or current book value) exceeds the market value.

Interest income includes interest earned on finance receivables, cash balances and dividends on investments.

Lease – capital and finance is an agreement in which the party who owns the property (lessor), CIT in our finance business permits another party (lessee), our customers, to use the property with substantially all of the economic benefits and risks of ownership passed to the lessee.

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

Net Finance Revenue reflects Net Interest Revenue plus rental income on operating leases less depreciation on operating lease equipment, which is a direct cost of equipment ownership. This subtotal is a key measure in the evaluation of our business.

CIT ANNUAL REPORT 2008 11

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

Non-accruing Assets include loans placed on non-accrual status, typically after becoming 90 days delinquent or prior to that time due to doubt of collectibility of principal and interest.

Non-interest Revenue or Other Income, includes rental income on operating leases, syndication fees, gains from dispositions of receivables and equipment, factoring commissions, loan servicing and other fees.

Owned assets mean those assets that are on –balance sheet.

Retained Interest is the portion of the interest in assets we retain when we sell assets in an off-balance sheet securitization transaction.

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

Risk Weighted Assets (RWA) is the denominator to which Total Capital and Tier 1 Capital is compared to derive the respective ratios. RWA is comprised of both on-balance sheet assets and certain off-balance sheet items (for example loan commitments, purchase commitments or derivative contracts), all of which are adjusted by certain risk-weightings based upon, among other things, the relative credit risk of the counterparty.

Securitized assets are assets that we sold and still service.

Special Purpose Entity (SPE) is a distinct legal entity created for a specific purpose in order to isolate the risks and rewards of owning its assets and incurring its liabilities. We typically use SPEs in off-balance sheet securitization transactions, joint venture relationships, and certain structured leasing transactions.

Syndication and Sale of Receivables result from originating leases and receivables with the intent to sell a portion, or the entire balance, of these assets to other financial institutions. We earn and recognize fees and/or gains on sales, which are reflected in other income, for acting as arranger or agent in these transactions.

Tangible Capital and Metrics exclude goodwill, other intangible assets and some other comprehensive income items. We use tangible metrics in measuring capitalization.

Tier 1 Capital and Tier 2 Capital are regulatory capital as defined in the capital adequacy guidelines issued by the Federal Reserve. Tier 1 Capital is Total Stockholders Equity reduced by goodwill and intangibles and adjusted by elements of other comprehensive income. Tier 2 Capital adjusts Tier 1 Capital for other preferred stock that does not qualify as Tier 1 mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, and allowance for credit losses up to 1.25% of risk weighted assets.

Total Regulatory Capital is the sum of Tier 1 and Tier 2 capital, subject to certain adjustments, as applicable.

Total Net Revenue is the combination of net interest revenue and other income less depreciation expense on operating lease equipment. This amount excludes provision for credit losses and valuation allowances from total net revenue and other income and is a measurement of our revenue growth.

Unpaid Principal Balance (UPB) refers to the remaining unpaid principal balance of a loan and is used in the discussion regarding student lending assets and reflects the carrying value, before applying any recorded discount or valuation allowance.

Yield-related Fees are collected in connection with our assumption of underwriting risk in certain transactions in addition to interest income. We recognize yield-related fees, which include prepayment fees and certain origination fees, in Interest Income over the life of the lending transaction.

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

OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY REGULATIONS WHICH WE ARE AND WILL BECOME SUBJECT TO, AS A RESULT OF BECOMING A BANK HOLDING COMPANY, BY NEW REGULATIONS OR BY CHANGES IN OTHER REGULATIONS OR THE APPLICATION THEREOF.

On December 22, 2008, the Board of Governors of the Federal Reserve System approved our application to become a bank

Item 1A: Risk Factors

12 CIT ANNUAL REPORT 2008

holding company and the Department of Financial Institutions of the State of Utah approved our application to convert our Utah industrial bank to a Utah state bank. We expect to be able to continue to engage in most of the activities in which we currently engage. However, since we are not a financial holding company, certain of our existing businesses are not permissible under regulations applicable to a bank holding company, including certain of our insurance services and our equity investment activities. In addition, we are subject to the comprehensive, consolidated supervision of the Federal Reserve, including risk-based and leverage capital requirements and information reporting requirements. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. In addition, as a result of discussions with the banking regulators, we are implementing a comprehensive compliance management program, which includes, among other things, strengthening management of CIT Bank and hiring additional personnel, which will increase our expenses for the foreseeable future.

The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are continually being introduced in the United States Congress and in state legislatures. The agencies regulating the financial services industry also periodically adopt changes to their regulations. In light of current conditions in the U.S. financial markets and economy, regulators have increased the level and scope of their supervision and their regulation of the financial services industry. In addition, in October 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which in turn created the TARP and the Capital Purchase Program. Under EESA, Congress also established the Special Inspector General for TARP, who is charged with monitoring, investigating and reporting on how the recipients of funds under TARP utilize such funds. Similarly, there is a substantial prospect that Congress will restructure the regulation and supervision of financial institutions in the foreseeable future. We are unable to predict how this increased supervision and regulation will be fully implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

The financial services industry is also heavily regulated in many jurisdictions outside of the United States. We have subsidiaries in various countries that are licensed as banks, banking corporations, broker-dealers, and insurance companies, all of which are subject to regulation and examination by banking, securities, and insurance regulators in their home jurisdiction. Given the evolving nature of regulations in many of these jurisdictions, it may be difficult for us to meet these requirements even after we establish operations and receive approvals. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market, on our ability to permanently reinvest our earnings, and on our reputation generally.

We are also affected by the economic and other policies adopted by various governmental authorities and bodies in the United States and other jurisdictions. For example, the actions of the Federal Reserve and international central banking authorities directly impact our cost of funds for lending, capital raising and investment activities and may impact the value of financial instruments we hold. In addition, such changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

IF WE DO NOT MAINTAIN SUFFICIENT CAPITAL TO SATISFY REGULATORY CAPITAL REQUIREMENTS IN THE FUTURE, THERE COULD BE AN ADVERSE EFFECT ON THE MANNER IN WHICH WE DO BUSINESS, OR WE COULD BECOME SUBJECT TO VARIOUS ENFORCEMENT ACTIONS.

In connection with our application to become a bank holding company, we executed a Subordinated Notes Exchange, an Equity Unit Exchange, and a public offering of shares of our common stock in order to increase our level of regulatory capital to satisfactory levels. However, we have no assurances that our existing level of regulatory capital will continue to be sufficient in the current uncertain economic period.

Under regulatory capital adequacy guidelines, CIT and its principal banking subsidiary, CIT Bank, will be required to meet requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items. Failure to meet and maintain the appropriate capital levels could affect our status as a bank holding company and eligibility for a streamlined review process for acquisition proposals, have a material effect on our financial condition and results of operations, and subject us to a variety of enforcement actions, as well as certain restrictions on our business. In addition to being well-capitalized, CIT and CIT Bank are subject to capital guidelines that involve qualitative judgments by regulators about the entities’ status as well-managed and the entities’ compliance with Community Reinvestment Act obligations.

If we do not maintain sufficient regulatory capital, we may become subject to enforcement actions (including CIT Bank becoming subject to FDIC conservatorship or receivership) or otherwise be unable to successfully execute our business plan. In addition, if unanticipated market factors emerge and/or we are unable to access the credit markets to meet our capital and liquidity needs in the future, we may be precluded from making acquisitions, we may be subject to formal and informal enforcement actions by the Federal Reserve, CIT Bank may be placed in FDIC conservatorship or receivership or suffer other consequences, and such actions could impair our ability to successfully executing our business plan and have a material adverse effect on our business, results of operations, and financial position.

ALTHOUGH WE HAVE BECOME A BANK HOLDING COMPANY, WE NEED TO IMPLEMENT ADDITIONAL MEASURES TO REALIZE THE FULL BENEFIT OF THAT STATUS, AND FAILURE TO DO SO MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATIONS

Our business may be adversely affected if we cannot expand our ability to take deposits sufficiently or develop other sources to meet the funding needs of CIT Bank.

We are exploring a variety of options that would allow us to expand our deposit-taking capabilities, to potentially benefit from certain U.S. government programs to support financial institutions, or to execute on other measures designed to manage our liquidity position, including potential asset sales or secured

CIT ANNUAL REPORT 2008 13

financings or acquisitions of other banking institutions. Each of these measures is subject to a number of uncertainties, including but not limited to obtaining government approvals for certain measures and locating suitable transaction counterparties for other measures. In addition, we may face strong competition for deposits from other new as well as existing bank holding companies similarly seeking larger and more stable pools of funding. There are significant risks that we will not execute these changes successfully, even if we obtain all the necessary approvals or locate suitable transaction counterparties. Further, if we are successful in implementing any of these options, they may not achieve their anticipated benefits. A failure to successfully implement some or all of the options we are exploring could have a material adverse effect on our business.

Our business may be adversely affected if we do not obtain approval to participate in the Temporary Liquidity Guarantee Program or other government programs.

Eligibility to participate in the Temporary Liquidity Guarantee Program is subject to the approval of the FDIC and such approvals are discretionary. Although we have become a bank holding company, we may not be successful in achieving the other elements of our liquidity plan, including participation in the Temporary Liquidity Guarantee Program. Our inability to achieve the other elements of our liquidity plan would have a material adverse effect on our business, results of operations and financial position (including our ability to meet our scheduled debt maturities of approximately $10 billion by the end of 2009).

Our ability to execute our operating plan may be adversely affected if our application for an exemption from Section 23A to transfer assets to CIT Bank is not approved.

We have applied to the Federal Reserve for an exemption from Section 23A of the Federal Reserve Act, to allow a one-time series of asset transfers of between $22 billion and $28 billion that would otherwise exceed the quantitative limits that Section 23A places on certain transactions between a member bank and its affiliates. If our application is not granted for all or a significant portion of the assets, it could severely limit our ability to gradually shift our primary operating platform to CIT Bank and could have a material adverse effect on our business, results of operations and financial position.

Our business may be adversely affected if we do not successfully implement our project to transform our compliance, risk management, finance, treasury, operations, and other areas of our business to meet the standards of a bank holding company.

As a result of becoming a bank holding company and converting our Utah industrial bank to a Utah state bank, we have analyzed our business to identify areas that require improved policies and procedures to meet the regulatory requirements and standards for banks and bank holding companies, including but not limited to in compliance, risk management, finance, treasury, and operations. We are developing and implementing project plans to improve policies and procedures in the areas identified. If we have not identified all of the required improvements, or if we are unsuccessful in implementing the policies and procedures that have been identified, we could be subject to a variety of formal and informal enforcement actions that could result in the imposition of certain restrictions on our business, or preclude us from making acquisitions, and such actions could impair our ability to execute our business plan and have a material adverse effect on our business, results of operations, or financial position.

OUR LIQUIDITY OR ABILITY TO RAISE DEBT MAY BE LIMITED BY MARKET CONDITIONS, CREDIT RATINGS DOWNGRADES, OR REGULATORY OR CONTRACTUAL RESTRICTIONS.

Our traditional business model depends upon access to the debt capital markets to provide sources of liquidity and efficient funding for asset growth. These markets have exhibited heightened volatility and dramatically reduced liquidity. Liquidity in the debt capital markets has become significantly more constrained. The unsecured debt markets are unavailable to us, while secured borrowing is more costly and interest rates available to us have increased significantly relative to benchmark rates, such as U.S. treasury securities and LIBOR. Recent downgrades in our short and long-term credit ratings have worsened these general conditions and had the practical effect of leaving us without current access to the commercial paper market and other unsecured term debt markets, which were historically significant sources of liquidity for us, and necessitated our action to draw down on our bank credit facilities. As a result of these developments, we have shifted our funding sources primarily to secured borrowings, including both on-balance sheet and off-balance sheet securitizations. For our business, secured funding is significantly less efficient than unsecured debt facilities. Further, while we have remaining capacity with respect to this funding source, there are limits to the amount of assets that can be encumbered without affecting our ability to maintain our debt ratings at various levels. Additional adverse developments in the economy, long-term disruption in the capital markets, deterioration in our business performance or further downgrades in our credit ratings (particularly a downgrade below investment grade) could further limit our access to these markets and increase our cost of capital. If any one of these developments occurs, or if we are unable to regain access to the commercial paper or unsecured term debt markets, it would adversely affect our business, operating results and financial condition.

Our ability to satisfy our cash needs may also be constrained by regulatory or contractual restrictions on the manner in which we may use portions of our cash on hand. For example, our total cash position of $8.4 billion at December 31, 2008 included cash and short-term investments of $1.2 billion at CIT Bank and $2.7 billion of restricted cash, largely related to securitization transactions, and other cash and short-term investment balances which are not immediately available. The cash and investments at CIT Bank are available solely for the bank’s funding and investment requirements. The restricted cash related to securitization transactions is available solely for payments to certificate holders. The cash and investments of the Bank and the restricted cash related to securitization transactions cannot be transferred to or used for the benefit of any other affiliate of ours. In addition, as part of our business we extend lines of credit, some of which can be drawn by the borrowers at any time. If the borrowers on these lines of credit access these lines or increase their rate of borrowing either as a result of their business needs or due to a perception that we may be unable to fund these lines of credit in the future, this could degrade our liquidity position substantially which could have a material adverse effect on our business.

Item 1A: Risk Factors

14 CIT ANNUAL REPORT 2008

OUR RESERVES FOR CREDIT LOSSES MAY PROVE INADEQUATE OR WE MAY BE NEGATIVELY AFFECTED BY CREDIT RISK EXPOSURES.

Our business depends on the creditworthiness of our customers and their ability to fulfill their obligations to us. We maintain a consolidated reserve for credit losses on finance receivables that reflects management’s judgment of losses inherent in the portfolio. We periodically review our consolidated reserve for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans, past due loan migration trends, and non-performing assets. We cannot be certain that our consolidated reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of adverse changes in the economy or events adversely affecting specific customers, industries or markets. The current economic environment is dynamic and the credit worthiness of our customers and the value of collateral underlying our receivables can change significantly over very short periods of time. Our reserves may not keep pace with changes in the creditworthiness of our customers or collateral values. If the credit quality of our customer base materially decreases, if the risk of a market, industry, or group of customers changes significantly, or if our reserves for credit losses are not adequate, our business, financial condition and results of operations could suffer.

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

WE MAY BE ADVERSELY AFFECTED BY FURTHER DETERIORATION IN ECONOMIC CONDITIONS THAT IS GENERAL OR SPECIFIC TO INDUSTRIES, PRODUCTS OR GEOGRAPHIC AREAS.

A further deepening of the current recession, prolonged economic weakness, or other adverse economic or financial developments in the U.S. or global economies or affecting specific industries, geographic locations and/or products, could make it difficult for us to originate new business, given the resultant reduced demand for consumer or commercial credit. In addition, a downturn in certain industries may result in a reduced demand for the products that we finance in that industry or negatively impact collection and asset recovery efforts.

For example, decreased demand for the products of various manufacturing customers due to the current recession may adversely affect their ability to repay their loans and leases with us. Similarly, a decrease in the level of airline passenger traffic due to the current recession or a decline in shipping volumes due to a recession in particular industries may adversely affect our aerospace or rail businesses.

Credit quality also likely would be further impacted during a prolonged economic slowdown or recession as borrowers may fail to meet their debt payment obligations. Adverse economic conditions have and could further result in declines in collateral values, which also decreases our ability to fund against collateral. Accordingly, higher credit and collateral related losses could impact our financial position or operating results.

OUR ABILITY TO RECOGNIZE TAX BENEFITS ON FUTURE DOMESTIC U.S. TAX LOSSES AND OUR EXISTING U.S. NET OPERATING LOSS POSITION MAY BE LIMITED.

Given the magnitude of our U.S. Federal and state and local tax loss carry-forwards (“net operating loss carry-forwards” or “NOLs”) and the corresponding valuation allowances recorded following the sale of our Home Lending business in 2008, CIT could be limited in recognizing tax benefits on any future losses from US operations. Additionally, our ability to fully utilize our existing U.S. Federal NOL (approximately $4.1 billion) could be limited should the Company undergo an “ownership change” as described under section 382 of the Internal Revenue Code. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an “ownership change” in the future as a result of changes in our stock ownership.

UNCERTAINTIES RELATED TO OUR BUSINESS MAY RESULT IN THE LOSS OF OR DECREASED BUSINESS WITH CUSTOMERS.

Our business depends on our ability to provide a wide range of quality products to our customers and our ability to attract new customers. If our customers are uncertain as to our ability to continue to provide the same breadth and quality of products, we may be unable to attract new customers and we may experience lower business with or a loss of customers.

WE MAY BE ADVERSELY AFFECTED BY SIGNIFICANT CHANGES IN INTEREST RATES.

Although we generally employ a matched funding approach to managing our interest rate risk, including matching the repricing characteristics of our assets with our liabilities, significant increases in market interest rates or widening of our credit spreads, or the perception that an increase may occur, could adversely affect both our ability to originate new finance receivables and our profitability. During the second half of 2007 and all of 2008, credit spreads for almost all financial institutions, and particularly our credit spreads, widened dramatically and made it highly uneconomical for us to borrow in the unsecured debt markets to fund loans to our customers. Conversely, a decrease in interest rates could result in accelerated prepayments of owned and securitized finance receivables.

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

CIT ANNUAL REPORT 2008 15

Under the applicable accounting rules, goodwill is not amortized and is carried in our financial statements at its original value, subject to periodic review and evaluation for impairment, whereas intangible assets are amortized over the life of the asset. Our common stock has been trading below both our book value and tangible book value per share for an extended period of time. As a result, we have been conducting quarterly impairment reviews. If, as a result of our periodic review and evaluation of our goodwill and intangible assets for potential impairment, we determine that changes in the business itself, the economic environment including business valuation levels and trends, or the legislative or regulatory environment have adversely affected either the fair value of the business or the fair value of our individual segments, we may be required to take an impairment charge to the extent that the carrying values of our goodwill or intangible assets exceeds the fair value of the business in any segments with goodwill and intangible assets. Also, if we sell a business for less than the book value of the assets sold, plus any goodwill or intangible assets attributable to that business, we may be required to take an impairment charge on all or part of the goodwill and intangible assets attributable to that business.

During the third quarter, we determined that the estimated fair value of the Vendor Finance segment declined, resulting in an impairment of this segment’s entire goodwill and most of its intangible asset balances, representing virtually the entire $467.8 million pretax charge taken in 2008. At year end, the results of the Step 1 process indicated potential impairment of the entire goodwill balance relating to the Corporate Finance segment, the Step 2 analysis indicated that the fair value shortfall was attributable to the substantially lowered estimated fair values of the net tangible assets (primarily finance receivables), rather than the goodwill (franchise value) of the segment. Therefore, no impairment charge was required with respect to the Corporate Finance segment goodwill at December 31, 2008. Although we did not take any impairment charges as a result of our annual goodwill impairment testing in the fourth quarter of 2008, on the $699 million of goodwill and intangible assets remaining at December 31, 2008, we cannot assure that we will not recognize material impairment charges in the future.

BUSINESSES OR ASSET PORTFOLIOS ACQUIRED MAY NOT PERFORM AS EXPECTED AND WE MAY NOT BE ABLE TO ACHIEVE ADEQUATE CONSIDERATION FOR DISPOSITIONS.

As part of our long-term business strategy, we may pursue acquisitions of other companies or asset portfolios as well as dispose of non-strategic businesses or portfolios. In particular, as part of our strategy to increase deposits at CIT Bank, we may pursue acquisitions of other banks or retail bank branches. Future acquisitions may result in potentially dilutive issuances of equity securities and the incurrence of additional debt, which could have a material adverse effect on our business, financial condition and results of operations. Such acquisitions may involve numerous other risks, including difficulties in integrating the operations, services, products and personnel of the acquired company; the diversion of management’s attention from other business concerns; entering markets in which we have little or no direct prior experience; or the potential loss of key employees of the acquired company. Acquired businesses and asset portfolios may have credit related risks arising from substantially different underwriting standards associated with those businesses or assets. In addition, if we acquire another bank or retail bank branches, we may acquire consumer loan products, such as home mortgages or student loans, as part of such acquisition. As a bank holding company, we must obtain prior approval of any acquisitions from the Federal Reserve, which may not approve the acquisition or may approve it subject to conditions on how we operate our business.

We are currently executing on a number of measures designed to manage our liquidity position, including potential asset sales. There can be no assurance that we will be successful in completing all or any of these transactions. These transactions, if completed, may reduce the size of our business and it is not currently part of our long-term strategy to replace the volume associated with these businesses. From time to time, we also receive inquiries from third parties regarding our potential interest in disposing of other types of assets, such as student lending and other commercial finance or vendor finance assets, which we may or may not choose to pursue.

There is no assurance that we will receive adequate consideration for any asset or business dispositions. As a result, our future disposition of businesses or asset portfolios could have a material adverse effect on our business, financial condition and results of operations.

ADVERSE OR VOLATILE MARKET CONDITIONS COULD CONTINUE TO NEGATIVELY IMPACT FEES AND OTHER INCOME.

In 2005, we began pursuing strategies to leverage our expanded asset generation capability and diversify our revenue base in order to generate higher levels of syndication and participation income, advisory fees, servicing fees and other types of fee income to increase other income as a percentage of total revenue. These revenue streams are dependent on market conditions and, therefore, can be more volatile than interest on loans and rentals on leased equipment. Current market conditions, including lower liquidity levels in the syndication market and our strategy to manage our growth due to our own funding constraints, have had a direct negative impact on syndication activity, and have resulted in significantly lower fee generation. If we are unable to sell or syndicate a transaction after it is originated, this activity will involve the assumption of greater underwriting risk than we originally intended and could increase our capital requirements to support our business or expose us to the risk of valuation allowances for assets held for sale. In addition, we also generate significant fee income from our factoring business. If our clients become concerned about our liquidity position and our ability to provide these services going forward and reduce their amount of business with us, this could further negatively impact our fee income and have a material adverse effect on our business. Continued disruption to the capital markets or the failure of such initiatives to result in increased asset and revenue levels could adversely affect our financial position and results of operations.

Item 1A: Risk Factors

16 CIT ANNUAL REPORT 2008

ADVERSE FINANCIAL RESULTS OR OTHER FACTORS COULD LIMIT OUR ABILITY TO PAY DIVIDENDS.

Our board of directors decides whether we will pay dividends on our common stock. That decision depends upon, among other things, legal and regulatory restrictions on the payment of dividends by us, general economic and business conditions, our strategic and operational plans, our financial results and condition, contractual restrictions, our credit ratings, short and long-term liquidity and capital needs, and such other factors as the board of directors may consider to be relevant. If any of these factors are adversely affected, it may impact our ability to pay dividends on our common stock. During the first quarter of 2009, our board of directors reduced the quarterly dividend on our common stock by 80%, from $0.10 per share to $0.02 per share, and the Board previously reduced our dividend in the first quarter of 2008 by 60%, from $0.25 per share to $0.10 per share. There is a possibility that our board of directors could determine to further reduce or eliminate dividends payable on our common stock in the future.

In addition, the terms of our preferred stock and junior subordinated notes restrict our ability to pay dividends on our common stock if we do not make distributions on our preferred stock and junior subordinated notes. Further, we are prohibited from declaring dividends on our preferred stock and from paying interest on our junior subordinated notes if we do not meet certain financial tests, provided that the limitation does not apply if we pay such dividends and interest out of net proceeds that we have received from the sale of common stock. While we were in compliance for the second quarter of 2008, we were not in compliance with these financial tests for the last two quarters of 2007 or any other quarter of 2008. We sold common stock to cover such dividend and interest payments during the fourth quarter of 2007 and the first, third and fourth quarters of 2008, and we obtained a forward commitment from two investment banks to purchase additional shares, at our option, in the second and third quarters of 2008. If we are unable to sell our common stock in the future, and we continue to fail to meet the requisite financial tests, then we will be prohibited from declaring dividends on our preferred stock, paying interest on our junior subordinated notes, or declaring dividends on our common stock.

Furthermore, under the terms of the Capital Purchase Program and the perpetual preferred stock issued to the U.S. Treasury pursuant to such program, the consent of the U.S. Treasury will be required for any increase in common dividends per share until the third anniversary of the date of the investment unless prior to such third anniversary the perpetual preferred stock issued pursuant to the Capital Purchase Program is redeemed in whole or the U.S. Treasury has transferred all of the perpetual preferred stock to third parties.

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

A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions, or other factors, would adversely affect the current or the residual values of such equipment. Further, certain equipment residual values, including commercial aerospace residuals, are dependent on the manufacturer’s or vendor’s warranties, reputation and other factors, including market liquidity. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

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

INVESTMENT IN AND REVENUES FROM OUR FOREIGN OPERATIONS ARE SUBJECT TO VARIOUS RISKS AND REQUIREMENTS ASSOCIATED WITH TRANSACTING BUSINESS IN FOREIGN COUNTRIES.

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

CIT ANNUAL REPORT 2008 17

U.S. generally accepted accounting principles (“GAAP”) require that income earned from foreign subsidiaries should be treated as being taxed as if they were distributed to the parent company, unless those funds are permanently reinvested outside the United States. To meet this permanent reinvestment standard, we must demonstrate that there is no foreseeable need for the funds by the parent company and that there is a specific plan for reinvestment of the undistributed earnings of the funds by the subsidiary. Federal income taxes have not been provided on approximately $1.3 billion of cumulative earnings of foreign subsidiaries that we have determined to be permanently reinvested. If we sell a foreign business or significant foreign assets, we may not be able to redeploy some or all of the funds generated from a sale outside the United States and would be required to treat the funds as repatriated currently for purposes of GAAP. While it is not practicable to estimate the amount of tax that we would have to provide for under GAAP in such an event, the impact on us may be material.

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

EXECUTIVE COMPENSATION RESTRICTIONS ON TARP RECIPIENTS COULD MATERIALLY AFFECT OUR ABILITY TO RETAIN AND/OR RECRUIT.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. The Act includes an amendment and restatement of Section 111 of the Emergency Economic Stabilization Act of 2008 (“EESA”) that significantly expands and strengthens executive compensation restrictions applicable to entities, including CIT, that participate in TARP. The Act also includes a number of other requirements, including but not limited to implementing a say-on-pay policy that allows for an annual non-binding shareholder vote on executive compensation and a policy related to the approval of excessive or luxury expenditures, as identified by the U.S. Treasury, including corporate aircraft, office and facility renovations, entertainment and holiday parties and other activities or events that are not reasonable expenditures for staff development, performance incentives or similar measures in the normal course of business. The Act’s executive compensation restrictions generally will continue for so long as any obligation arising from TARP financial assistance remains outstanding, other than government-held warrants. The provisions of the Act and importantly the U.S. Treasury regulations that will implement the Act could have a material effect on our ability to recruit and retain individuals with the experience and skill necessary to manage successfully our business out of its current difficulties and during the long term.

Item 1B. Unresolved Staff Comments

There are no unresolved SEC staff comments.

Item 2. Properties

CIT operates in the United States, Canada, Europe, Latin America, Australia and the Asia-Pacific region. CIT occupies approximately 2.0 million square feet of office space, the majority of which is leased. Such office space is suitable and adequate for our needs and we utilize, or plan to utilize, substantially all of our leased office space.

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

Item 3: Legal Proceedings

18 CIT ANNUAL REPORT 2008

York by the holder of CIT PrZ equity units against CIT, its Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors. The lawsuit alleges violations of Sections 11 and 12 of the Securities Act of 1933 with respect to the Company’s registration statement and prospectus filed with the SEC on October 17, 2007 through March 5, 2008.

On September 5, 2008, a shareholder derivative lawsuit was filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer, its former Controller and members of its Board of Directors, alleging defendants breached their fiduciary duties to the plaintiff and abused the trust placed in them by wasting, diverting and misappropriating CIT’s corporate assets. On September 10, 2008, a similar shareholder derivative action was filed in New York County Supreme Court against CIT, its Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors.

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

U.S. DEPARTMENT OF EDUCATION OIG AUDIT

On January 5, 2009, the Office of Inspector General for the U.S. Department of Education issued an Audit Report addressed to Fifth Third Bank, as eligible lender trustee for three student loan companies that received financing from and sold loans to Student Loan Xpress (SLX). The OIG Audit Report alleges that each of the three lenders had violated rules on prohibited inducements for the marketing of student loans on over $3 billion of guaranteed student loans originated by the lenders and sold to SLX. The OIG Audit Report recommended that the Office of Federal Student Aid of the Department of Education find that SLX and each of the three lenders had committed anti-inducement violations. Based in part on the advice of outside counsel, management believes the Company has complied with all applicable rules and regulations in this matter. However, since the Company has ceased originating student loans, management is attempting to resolve these matters as expeditiously as possible through a financial settlement, which we believe will not have a material adverse effect on our financial condition or results of operations.

PILOT TRAINING SCHOOL BANKRUPTCY

In February 2008, a helicopter pilot training school filed for bankruptcy and ceased operating. Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT engaged in the student lending business, had originated private (non-government guaranteed) loans to students of the school, which totaled approximately $196.8 million in principal and accrued interest as of December 31, 2007. SLX ceased originating new loans to students of this school in mid-May 2007, but a majority of the student borrowers had not completed their training when the school ceased operations. Collectability of the outstanding principal and interest on the balance of the loans will depend on a number of factors, including a student’s current ability to repay the loan, whether a student has completed the pilot licensing requirements, whether a student can complete any remaining education requirements at another institution (including making further tuition payments and accessing previous education records) and satisfy any remaining licensing requirements.

After the school filed for bankruptcy, and ceased operations, CIT voluntarily placed those students who were in school at the time of the closure “in grace” such that no payments under their loans are required to be made and no interest on their loans is accruing, pending further notice. Lawsuits, including four putative class action lawsuits, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws. In addition, several other attorneys who purport to represent student borrowers have threatened litigation if their clients do not receive relief with respect to their debts to SLX. CIT participated in a mediation with several class counsels and the parties have made substantial progress towards a resolution of the student claims against SLX. The Attorneys General of several states are reviewing the impact of the helicopter pilot training school’s closure on the student borrowers and any possible role of SLX. CIT is cooperating in each of the Attorney General inquiries. Management believes the Company has good defenses in each of these pending and threatened matters and with respect to the Attorneys General inquiries. However, since the loans are unsecured and uncertainties exist regarding collection, management continues to attempt to resolve these matters as expeditiously as possible.

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

CIT ANNUAL REPORT 2008 19

LEHMAN BROTHERS BANKRUPTCY

In conjunction with certain interest rate and foreign currency hedging activities, the Company had counterparty receivables from Lehman Specialty Financing Inc (“LSF”), a subsidiary of Lehman Brothers Holding Inc. (“Lehman”) totaling $33 million related to derivative transactions. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In October 2008, LSF filed a Chapter 11 petition in the same court. The Company terminated the swaps prior to the bankruptcy, but has not received payment for the amounts owed, resulting in a bankruptcy claim against LSF. Based on management’s assessment of the collectability of the outstanding balance and the corresponding potential impairment of this asset, the Company recorded a $15 million pretax valuation charge in the fourth quarter of 2008.

RESERVE FUND INVESTMENT

At February 27, 2009, the Company had a remaining principal balance of $86 million (of an initial $600 million) invested in the Reserve Primary Fund (the “Reserve Fund”), a money market fund. The Reserve Fund currently is in orderly liquidation under the supervision of the SEC and its net asset value had fallen below its stated value of $1.00. In September 2008, the Company requested redemption, and received confirmation with respect to a 97% payout on a portion of the investment. As a result, the Company accrued a pretax charge of $18 million in the third quarter representing the Company’s estimate of loss based on the 97% partial payout confirmation.

On February 26, 2009, the Board of Trustees of the Reserve Fund (“the Board”) announced their decision to initially set aside $3.5 billion in a special reserve under the plan of liquidation, to cover potential liabilities for damages and associated expenses related to lawsuits and regulatory actions against the fund. The special reserve may be increased or decreased as further information becomes available. As a result, pursuant to the liquidation plan, interim distributions will continue to be made up to 91.72% unless the Board determines a need to increase the special reserve. Amounts in the special reserve will be distributed to shareholders once claims, if any are successful, and the related expenses have been paid or set aside for payment.

The determination of the total distribution to CIT is subject to the distribution available to all investors of this fund and may take a long period of time. As a result, potential recovery may vary from the recorded investment. The Company will continue to monitor further developments with respect to the estimate of loss.

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

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three months ended December 31, 2008.

Item 4: Submission of Matters to a Vote of Security Holders

20 CIT ANNUAL REPORT 2008

PART TWO

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange. The following table sets forth the high and low reported closing prices for CIT’s common stock for each of the quarterly periods in the two years ended December 31, 2008.

	2008		2007
Common Stock Price	High	Low	High	Low
First Quarter	$30.68	$9.63	$61.36	$50.96
Second Quarter	$15.25	$6.81	$61.16	$52.80
Third Quarter	$11.53	$6.14	$57.63	$33.28
Fourth Quarter	$7.48	$1.83	$41.85	$22.76

During the year ended December 31, 2008, we paid a dividend of $0.25 per common share during the first quarter and $0.10 each quarter thereafter for a total of $0.55 per share. During the year ended December 31, 2007, we paid a dividend of $0.25 per common share each quarter for a total of $1.00 per share. On January 21, 2009, the Board of Directors approved a quarterly dividend of $0.02 per share to be paid February 27, 2009, to shareholders of record on February 17, 2009.

Our dividend practice is to pay a dividend while maintaining sufficient capital to support our business. The declaration and payment of future dividends are subject to the discretion of our board of directors and limitations set by the preferred stock described below. Any determination as to the payment of dividends, including the level of dividends, will depend on, among other things, general economic and business conditions, our strategic and operational plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as the board of directors may consider to be relevant.

The terms of Senior Preferred Series D issued to the U.S. Department of the Treasury (UST) on December 31, 2008 state that no dividends may be declared or paid on junior preferred shares, preferred shares ranking pari passu with the Senior Preferred, or common shares (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Senior Preferred), nor may CIT repurchase or redeem any junior preferred shares, preferred shares ranking pari passu with the Senior Preferred or common shares, unless (i) in the case of cumulative Senior Preferred all accrued and unpaid dividends for all past dividend periods on the Senior Preferred are fully paid or (ii) in the case of non-cumulative Senior Preferred the full dividend for the latest completed dividend period has been declared and paid in full. The United States Department of Treasury’s consent shall be required for any increase above the last payment of common dividends, which was $0.10 per share, until the third anniversary of the date of this investment, unless prior to such third anniversary the Senior Preferred is redeemed in whole or the UST has transferred all of the Senior Preferred to third parties.

The terms of certain of our outstanding preferred stock and junior subordinated notes restrict our ability to pay dividends on our common stock if and so long as we do not make distributions on our preferred stock or we do not pay all accrued and unpaid interest on our junior subordinated notes, in full when due. Further, we are prohibited from declaring dividends on our preferred stock and from paying interest on our junior subordinated notes if, among other things, our average four quarters fixed charge ratio is less than or equal to 1.10 on the dividend declaration date or on the thirtieth day prior to the interest payment date, as the case may be. Our average four quarters fixed charge ratio is defined as (a) the sum, for our most recently completed four fiscal quarters, of the quotient of (x) our earnings (excluding income taxes, interest expense, extraordinary items, goodwill impairment and amounts related to discontinued operations) and (y) interest expense plus preferred dividends, divided by (b) four.

Our average four-quarter fixed charge ratio was below 1.10 periodically during 2008. Notwithstanding the foregoing, we may declare such dividends and pay such interest to the extent of any net proceeds that we have received from the sale of common stock during the 90 days prior to the declaration of the dividend or the 180 days prior to the interest payment date. We have not been in compliance with these financial tests since June 30, 2007, with the exception of the June 2008 quarter. We sold common stock to cover such dividend and interest payments during the fourth quarter of 2007 (1.0 million shares) and the 2008 first quarter (1.3 million shares) and fourth quarter (2.8 million shares). If we are unable to sell our common stock in the future, and we continue to fail to meet the requisite financial tests, then we will be prohibited from declaring dividends on our preferred stock, paying interest on our junior subordinated notes, or declaring dividends on our common stock.

As of February 17, 2009, there were 73,154 beneficial owners of CIT common stock.

CIT ANNUAL REPORT 2008 21

All equity compensation plans in effect during 2008 were approved by our shareholders, and are summarized in the following table.

			Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(2)

	Number of Securities to be Issued Upon Exercise of Outstanding Options(1)
		Weighted-Average Exercise Price of Outstanding Options

	(A)	(B)	(C)
Equity Compensation Plans
Approved by Security Holders	16,646,479	$31.73	8,279,814

(1)	Excludes 3,439,001 unvested restricted shares and 1,064,203 unvested performance shares outstanding under the Long-Term Equity Compensation Plan.
(2)	Balance as of December 31, 2008 and excludes 5,556,045 in issuance related to January 2009 awards of options and other equity compensation.

We had no equity compensation plans that were not approved by shareholders. For further information on our equity compensation plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data, Note 16 –Retirement, Other Postretirement and Other Benefit Plans.

There were no repurchases of CIT common stock during 2008.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

Balance at September 30, 2008	23,228,581			689,096

October 1 – 31, 2008	–	–	–	689,096
November 1 – 30, 2008	–	–	–	689,096
December 1 – 31, 2008	–	–	–	689,096

Total Purchases	–

Reissuances(1)	16,900,737

Balance at December 31, 2008	6,327,844

(1)	Includes the issuance of approximately 14 million shares in connection with an equity unit exchange offer, 2.8 million shares of our common stock to permit declaration of fourth quarter preferred dividends, as well as issuances for the employee stock purchase plan.

The remaining shares that may yet be repurchased relate to the 2007 continuation of the common stock repurchase program. The program may be discontinued at any time and is not expected to have a significant impact on our capitalization.

Item 5: Market for Registrant’s Common Equity

22 CIT ANNUAL REPORT 2008

STOCK PERFORMANCE GRAPH

The following graph compares the yearly cumulative total stockholder return of our common stock during the last five years to the cumulative total return of the S&P Financial Index and the S&P 500 Index for the same period. The results are based on an assumed $100 invested at December 31, 2003, and daily reinvestment of dividends.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
CIT	$100.00	$129.27	$148.12	$162.11	$71.49	$14.33
S&P 500	$100.00	$110.88	$116.32	$134.69	$142.09	$89.51
S&P Financial	$100.00	$110.88	$118.09	$140.80	$114.72	$51.31

CIT ANNUAL REPORT 2008 23

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial information regarding our results of operations and balance sheets and has been updated to present activity on a continuing operations basis and present the operations of the home lending business as a discontinued operation. The data presented below is explained further in, and should be read in conjunction with, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Item 8. Financial Statements and Supplementary Data. Also see Item 8, Note 1 (Discontinued Operation) for data pertaining to discontinued operation.

(At or for the Years Ended December 31, dollars in millions, except per share data)

	2008	2007	2006	2005	2004

Results of Operations
Net interest revenue	$499.1	$821.1	$789.0	$874.1	$960.2
Provision for credit losses	1,049.2	241.8	159.8	165.3	159.5
Total other income	2,460.3	3,567.8	2,898.1	2,708.7	2,277.0
Total other expenses	2,986.5	3,051.1	2,319.2	1,939.4	1,889.3
Net (loss) income from continuing operations, before preferred stock dividends	(633.1)	792.0	925.7	918.5	742.4
Net (loss) income from discontinued operation	(2,166.4)	(873.0)	120.3	30.6	11.2
Net (loss) income (attributable) available to common stockholders	(2,864.2)	(111.0)	1,015.8	936.4	753.6
Income (loss) per share from continuing operations – diluted	(2.69)	3.93	4.41	4.30	3.45
Income (loss) per share from discontinued operation – diluted	(8.37)	(4.50)	0.59	0.14	0.05
Cash dividends per common share, paid	0.55	1.00	0.80	0.61	0.52
Balance Sheet Data
Loans including receivables pledged	$53,126.6	$53,760.9	$45,203.6	$35,878.5	$29,892.1
Allowance for loan losses	1,096.2	574.3	577.1	540.2	553.8
Operating lease equipment, net	12,706.4	12,610.5	11,017.9	9,635.7	8,290.9
Goodwill and intangible assets, net	698.6	1,152.5	1,008.4	1,011.5	596.5
Assets of discontinued operation	44.2	9,308.6	10,387.1	8,789.8	5,811.5
Total assets	80,448.9	90,613.4	77,485.7	63,386.6	45,299.8
Total debt and deposits	66,377.5	69,161.0	60,704.8	47,864.5	37,724.8
Total stockholders’ equity	8,124.3	6,960.6	7,751.1	6,962.7	6,055.1
Total owned and securitized assets	$67,823.7	$73,428.2	$63,220.2	$53,200.7	$46,154.3
Selected Data and Ratios
Profitability (continuing operations)
Net income (loss) before preferred dividend as a percentage of average common stockholders’ equity	(11.0)%	11.6%	13.6%	14.8%	13.0%
Net finance revenue as a percentage of average earning assets	2.05%	2.71%	3.08%	3.38%	-3.97%
Return on average total assets	(0.85)%	1.03%	1.50%	1.81%	1.71%
Dividend payout ratio	N/M	25.4%	18.1%	14.2%	15.1%
Total ending equity to total ending assets	10.1%	7.7%	10.0%	11.0%	13.4%
Credit Quality
Non-accrual loans as a percentage of finance receivables	2.66%	0.89%	0.69%	0.83%	1.08%
Net credit losses as a percentage of average finance receivables	0.90%	0.35%	0.33%	0.52%	0.88%
Reserve for credit losses as a percentage of finance receivables	2.06%	1.07%	1.28%	1.51%	1.85%
Reserve for credit losses, excluding specific reserves as a percentage of finance receivables, excluding guaranteed student loans	1.48%	1.21%	1.44%	1.53%	1.71%
Capital (period end)
Tier 1 Capital	9.4%	N/A	N/A	N/A	N/A
Total Risk-based Capital	13.1%	N/A	N/A	N/A	N/A
Tangible capital to owned and securitized assets	14.3%	8.8%	9.4%	9.8%	10.7%

Item 6: Selected Financial Data

24 CIT ANNUAL REPORT 2008

The following table presents the individual components of net interest revenue and operating lease margins. It is followed by a second table that disaggregates the changes in net interest revenue and operating lease margin to either the change in average balances (Volume) or the change in average rates (Rate).

Year to Date Average Balances(1) and Associated Income and Expense (dollars in millions)

	December 31, 2008			December 31, 2007			December 31, 2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate (%)	Balance	Interest	Rate (%)	Balance	Interest	Rate (%)

Deposits with banks	$6,138.8	$151.0	2.46%	$2,820.5	$136.2	4.83%	$1,770.5	$85.8	4.85%
Investments(5)	435.5	33.2	7.62%	174.2	25.3	14.52%	97.5	2.0	2.05%
Loans and leases (including held for sale)(3)(6)
U.S.	44,677.4	2,580.8	6.27%	42,931.2	3,222.7	8.30%	35,793.1	2,575.0	8.12%
Non-U.S.	10,524.3	873.2	8.33%	9,855.3	853.9	8.69%	6,790.2	662.0	9.77%

Total loans and leases(3)	55,201.7	3,454.0	6.68%	52,786.5	4,076.6	8.38%	42,583.3	3,237.0	8.41%

Total interest earning assets / interest income(3)	61,776.0	3,638.2	6.25%	55,781.2	4,238.1	8.21%	44,451.3	3,324.8	8.24%
Operating lease equipment, net(2)
U.S. Operating lease equipment, net(2)	6,211.4	358.5	5.77%	5,643.3	413.0	7.32%	4,646.1	403.8	8.69%
Non-U.S. operating lease equipment, net(2)	6,376.8	461.6	7.24%	6,140.7	405.6	6.61%	5,812.7	294.3	5.06%

Total operating lease
equipment, net(2)	12,588.2	820.1	6.51%	11,784.0	818.6	6.94%	10,458.8	698.1	6.67%

Total earning assets(3)	74,364.2	$4,458.3	6.29%	67,565.2	$5,056.7	7.97%	54,910.1	$4,022.9	7.92%

Non interest earning assets
Cash and due from banks	1,409.1			1,238.3			892.1
Allowance for loan losses	(754.4)			(559.8)			(561.6)
All other non-interest earning assets	6,385.2			5,713.2			4,507.9
Assets of discontinued operations(4)	4,549.1			10,860.8			9,167.8

Total Average Assets	$85,953.2			$84,817.7			$68,916.3

Average Liabilities
Borrowings
Deposits	$2,292.0	$101.7	4.44%	$2,999.9	$149.4	4.98%	$1,340.9	$69.0	5.15%
Short-term borrowings	778.4	57.7	7.41%	5,043.7	294.2	5.83%	4,884.2	239.8	4.91%
Long-term borrowings	66,112.9	2,979.7	4.51%	59,176.4	2,973.4	5.02%	46,500.5	2,227.0	4.79%

Total interest-bearing liabilities	69,183.3	$3,139.1	4.54%	67,220.0	$3,417.0	5.08%	52,725.6	$2,535.8	4.81%

U.S. credit balances of factoring clients	3,488.3			4,095.7			4,090.4
Non-U.S. credit balances of factoring clients	37.9			33.7			12.0
Non-interest bearing liabilities, minority interests and shareholders’ equity
Other liabilities	3,990.5			4,381.0			4,314.7
Liabilities of discontinued operations	2,495.0			1,618.2			122.0
Minority interest	52.5			125.2			293.2
Stockholders’ Equity	6,705.7			7,343.9			7,358.4

Total Average Liabilities and Stockholders’ Equity	$85,953.2			$84,817.7			$68,916.3

Non-interest income spread			1.75%			2.89%			3.11%
Impact on non-interest bearing assets(4)			0.11%			(0.31)%			(0.18)%
Net interest income / yield on average earning assets(3)		$1,319.2	1.86%		$1,639.7	2.58%		$1,487.1	2.93%

CIT ANNUAL REPORT 2008 25

The table below disaggregates the year-over-year changes (2008 versus 2007 and 2007 versus 2006) in net interest revenue as presented in the preceding tables between volume (level of lending or borrowing) and rate (rates charged our customers or incurred on our borrowings). The lower rates in 2008, in both our lending and borrowing, reflect the overall drop in market interest rates. The Company’s lending rates declined further than borrowing rates due to the increase in the Company’s borrowing spreads (over LIBOR).

Changes in Net Interest Income (dollars in millions)

	2008 Compared to 2007			2007 Compared to 2006
	Increase (decrease)			Increase (decrease)
	due to change in:			due to change in:

	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Loans and leases
U.S.	$91.0	$(751.6)	$(660.6)	$592.3	$55.4	$647.7
Non-U.S.	79.6	(41.6)	38.0	266.5	(74.6)	191.9

Total loans and leases	170.6	(793.2)	(622.6)	858.8	(19.2)	839.6

Deposits with banks	81.6	(66.8)	14.8	50.7	(0.3)	50.4
Investments	19.9	(12.0)	7.9	11.1	12.2	23.3

Interest income	272.1	(872.0)	(599.9)	920.6	(7.3)	913.3

Total operating lease equipment, net(2)	41.8	(40.3)	1.5	98.8	21.7	120.5

Interest Expense
Interest on deposits	(31.4)	(16.3)	(47.7)	82.6	(2.2)	80.4
Interest on short-term borrowings	(316.2)	79.7	(236.5)	9.3	45.1	54.4
Interest on long-term borrowings	312.6	(306.3)	6.3	636.9	109.5	746.4

Interest expense	(35.0)	(242.9)	(277.9)	728.8	152.4	881.2

Net interest revenue	$348.9	$(669.4)	$(320.5)	$290.6	$(138.0)	$152.6

(1)	We have not historically recorded average balances on a daily basis and have not developed our systems and processes to generate this information. Therefore the average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented.
(2)	Operating lease rental income is a significant source of revenue; therefore we have presented the revenues net of depreciation.
(3)	The balance presented is calculated based on the average balance of the loans and leases net of average credit balances for factoring clients.
(4)	The negative rates in 2007 and 2006 reflect the weighting impact of the ‘Assets of discontinued operation’ as part of the non-earning asset denominator while not including any earnings associated with these assets.
(5)	Investments are included in “Other Assets” on the Consolidated Balance Sheets and do not include ‘retained interests in securitizations’ as revenues from these are part of “other income”. Average yields reflect average historical cost.
(6)	Non-accrual loans and related income are included in the respective categories.

Item 6: Selected Financial Data

26 CIT ANNUAL REPORT 2008

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations and

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

CIT Group Inc., (“we,” “CIT” or the “Company”), is a bank holding company that provides financing and leasing capital for commercial companies throughout the world. Covering a wide variety of industries, we offer vendor, equipment, commercial, and structured financing products, as well as factoring and management advisory services. CIT is the parent of CIT Bank, a newly chartered Utah state bank (formerly a Utah industrial bank). CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region. CIT has been providing capital solutions since its formation in 1908. The Company became a bank holding company in late 2008. A more detailed description of CIT is located in Part I Item 1. Business Section.

The discussions that follow present activity on a continuing operations basis and present the operations of the home lending business as a discontinued operation. See Discontinued Operation and Note 1 in Item 8. Financial Statements and Supplementary Data for further information.

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

During 2008, our primary focus was on maintaining liquidity and preserving capital. The following chart is based on our historic metrics which management used to determine the performance of the Company and what we are striving to return to, including generating income and growing our earning assets.

KEY PERFORMANCE METRICS	MEASUREMENTS
Profitability Our ability to generate income on investments to produce returns to our shareholders and build our capital base to support future growth. We measure our performance in this area by:	Net income (from continuing operations) per common share (EPS); Net income as a percentage of average common equity (ROE); and Net income as a percentage of average earning assets (ROA).
Asset Generation Our ability to originate new business and build our earning assets. We measure our performance in these areas by:	Origination volumes by unit; and Levels of financing and leasing assets
Revenue Generation Our ability to lend money at rates in excess of our cost of borrowing, earn rentals on the equipment we lease, and generate other income. We measure our performance in this area by:
  Finance revenue as a percentage of average earning assets (AEA);
  Net finance revenue as a percentage of AEA;
  Operating lease revenue as a percentage of average operating lease equipment (AOL) and
  Levels of net finance revenue and other income

Liquidity and Market Rate Risk Management Our ability to obtain funding at competitive rates, which depends on maintaining high quality assets, strong capital ratios, and high credit ratings, and our ability to manage our interest rate and currency rate risk, where our goal is to substantially insulate our interest margins and profits from movements in market interest rates and foreign currency exchange rates. We measure our liquidity and market rate risk management by:	Various interest sensitivity and liquidity measurements, which we discuss in “Risk Management”.

CIT ANNUAL REPORT 2008 27

KEY PERFORMANCE METRICS	MEASUREMENTS
Credit Risk Management Our ability to evaluate the credit worthiness of our customers, both during the credit granting process and after the advancement of funds, and to maintain high-quality assets while balancing income potential with adequate credit loss reserve levels. We assess our credit risk management by:
  Compliance with formal underwriting policies and procedures to evaluate credit and collateral risk prior to granting funds.
  Net charge-offs as a percentage of average finance receivables;
  Non-performing assets as a percentage of finance receivables;
  Delinquent assets as a percentage of finance receivables;
  Reserve for credit losses as a percentage of finance receivables; and
  Concentration risk by geographic region, industry and customer.

Equipment and Residual Risk Management Our ability to evaluate collateral risk in leasing and lending transactions and to remarket equipment at lease termination. We measure these activities by:
  Compliance with formal underwriting policies and procedures to evaluate credit and collateral risk prior to granting funds.
  Gains and losses on equipment sales; and
  Equipment utilization and value of equipment off-lease.

Expense Management Our ability to maintain efficient operating platforms and infrastructure in order to run our business at competitive cost levels. We track our efficiency by:	Efficiency ratio, which is the ratio of operating expenses to total net revenue.
Capital Management Our ability to maintain a strong capital base to support our debt credit ratings and asset growth. We measure our performance in this area by:	Tier 1 and Total Capital ratios; Tangible capital base; Tangible book value per common share; and Tangible capital as a percentage of earning assets.

STRATEGIC TRANSFORMATION TO A BANK HOLDING COMPANY

The commercial paper and the credit markets disruption that began in 2007 and continued throughout 2008, as well as investor concerns with performance in our Home Lending business and private student loan portfolio, resulted in our inability to economically access the commercial paper and unsecured term debt markets that served as our primary source of funding for decades.

In March 2008, in response to these capital market conditions, we utilized our back-up bank credit facilities and commenced a strategy to shrink our business and re-focus on commercial lending. We also began to transition our funding model to a more balanced one that relies more on secured borrowings and deposits from our bank. Throughout the process, we emphasized the maintenance of strong liquidity combined with preservation of franchise value. The culmination of our efforts during 2008 was the Company’s strategic transition to a bank holding company and the receipt of $2.33 billion of TARP funds from the U.S. Treasury in December.

We believe the actions taken to transition to a bank holding company (“BHC”) structure and exit consumer lending better position the Company to manage through the current environment and should ultimately bring us more stable and reliable funding and a lower cost of capital.

Maintenance of Adequate Liquidity

Since drawing on our bank lines, we generated significant alternative sources of liquidity. We obtained new committed secured borrowing facilities from Goldman Sachs and Wells Fargo and structured secured arrangements to fund future deliveries of aircraft. We executed a series of strategic asset sales, including the disposition of our home lending business, the pruning of older aircraft from our commercial aircraft fleet and the sale of select corporate finance loans and related unfunded commitments. In doing so, we effectively cleared our pipeline of held-for-sale assets.

We also proactively managed new business volumes and utilized portfolio collection inflows as a source of liquidity. We sold common and preferred shares in both April and December. In addition to providing liquidity, the April capital raise facilitated our home lending exit, while the December offering was a vital component of capital in support of our application for BHC status. We ended the year with a strong cash position and alternate liquidity through committed asset-backed facilities.

Additionally and critical to our transformation to a bank holding company, on January 12, 2009, we applied for participation in the FDIC’s Temporary Liquidity Guarantee Program (TLGP in an amount up to $10 billion) and we are pursuing a Section 23A asset transfer waiver exemption from the Federal Reserve of between $22 - $28 billion, These initiatives, if approved, will significantly extend the company’s liquidity runway (including through increased capacity by our bank to borrow from the Federal Reserve) and enable the Company to grow its bank deposit base and increase our lending volumes.

As we work on the TLGP and Section 23A requests with the regulators, we continue to closely track our liquidity position. If we are unsuccessful in these government funding initiatives, our liquidity plan entails satisfying our approximate $11 billion in 2009

Item 7: Management’s Discussion and Analysis

28 CIT ANNUAL REPORT 2008

funding obligations utilizing our existing cash, committed alternative liquidity and significantly reducing loan originations. See Risk Management for more information on funding and liquidity.

Focus on Commercial Franchise

While liquidity management was a top priority in 2008, maintaining a market presence with our key commercial clients through unprecedented market turmoil was another principal management objective. We originated over $17.2 billion of commercial loans and leases and generated over $42 billion of factoring volume. We maintained high levels of equipment utilization and extended our position as the number one provider of Small Business Administration loans in the 7A product area to nine consecutive years. We continued to serve as a trusted financial provider and advisor to our middle-market clients, advising on both debt restructurings and merger and acquisition engagements. We believe the actions taken to sustain client relationships and the franchise better position us to capitalize on the significant middle-market lending opportunities which will be present when the economy turns.

Another element of our 2008 strategy was the exit from and liquidation of our consumer businesses, principally home lending and student lending. The Company completed its exit from the residential mortgage business on July 8, 2008 by selling (for total consideration of approximately $6.1 billion, including cash of $1.8 billion and the assumption of $4.3 billion of related secured financing by the buyer) all of our home lending and manufactured housing receivables to third parties. We closed on the contracted sale of the remaining mortgage servicing operations in February 2009.

In late 2007, we ceased origination of private student loans, and followed that decision by stopping U.S. government guaranteed loan originations in the second quarter of 2008. The Company also ceased originating commercial real estate loans in the Corporate Finance segment in 2008. See Results from Business Operations in the Financing and Leasing Assets section for more information on the performance of our commercial businesses and Note 1 – Discontinued Operations for more information regarding the results and loss on disposal relating to our home lending business.

Transition to a Bank Holding Company

In the wake of several capital market events in 2008, which included the further “seizing-up” of lending markets and failure of select wholesale market-funded companies, and in conjunction with the substantial liquidity and capital enhancement programs being implemented by the government, we pursued a strategy to transition CIT to a bank holding company. Concurrently, the Company applied for participation in the Capital Purchase Program (CPP) within the Treasury’s Troubled Asset Relief Program (TARP) and requested the FDIC and Utah regulators to approve a charter expansion of CIT Bank from a Utah industrial bank to a full charter as a Utah state bank.

In order to bolster our capital levels in conjunction with our bank and bank holding company applications, we executed a series of regulatory capital raising initiatives in December 2008 including the following transactions:

  Generated $413 million of Tier 1 capital, including the issuance of 14 million shares of common stock and a pretax gain on debt extinguishment of approximately $99 million, in exchange for the extinguishment of $490 million of Equity Units and the payment of $82 million of cash.
  Issued $1.15 billion of subordinated notes, which qualify as Tier 2 capital, and paid approximately $550 million in cash in exchange for $1.7 billion of previously outstanding senior notes.
  Raised approximately $328 million of common equity (Tier 1 capital) net of commissions paid, through the sale of 86.25 million common shares.

Following these actions, our BHC and TARP applications were approved and, as a result, we received $2.33 billion in cash in return for Tier-1 qualifying CIT perpetual preferred stock, and related warrants issued to the U.S. Department of the Treasury under the CPP. CIT Bank, our wholly-owned industrial bank subsidiary, was granted permission and changed its charter to a Utah state bank. These actions, in conjunction with other balance sheet management initiatives, improved our ratio of total tangible capital to owned and securitized assets, which includes owned and securitized finance and leasing assets, to 14.3% and resulted in Tier 1 and Total Capital Ratios for regulatory purposes of 9.4% and 13.1% at December 31, 2008.

Being a BHC will require extensive new reporting requirements with the Federal Reserve. It will also require upgrading certain risk management functions, including compliance, operations, treasury, credit and enterprise risk management. We have hired regulatory experts to assist us and incurred approximately $31 million of operating expenses during the fourth quarter of 2008 in this transition. We expect to incur additional transition operating expenses in 2009 related to upgrading these functions. Ultimately, we believe that being a BHC will provide CIT with expanded opportunities for funding and greater access to capital, which will lead to a more stable and diverse long-term funding model.

Strategic Priorities and 2009 Overview

2008 was a transformational year for CIT and our work continues into 2009. Advancing our BHC strategy is a top priority for the Company and we will work to develop and enhance regulatory relationships with the FDIC, Federal Reserve Bank and U.S. Treasury in support of this critical initiative. We will strive to build a scalable bank infrastructure not only to generate the requisite bank holding company reporting, but also to implement flexible operating and management systems capable of supporting our broad asset origination capabilities, as well as an immediate and long-term deposit strategy.

Another element of our strategy is to transition our funding model to that of a BHC as we seek to develop funding options capable of consistently providing diverse and economically efficient sources of capital to our commercial franchise businesses. We have recently applied for the TLGP. Participation in this program would enable us to issue government-guaranteed debt, which would significantly enhance our liquidity runway and support business growth. The Company submitted its letter application to the FDIC on January 12, 2009, and believes it is eligible to issue up to $10 billion of guaranteed debt if approved by the FDIC. The program’s current expiration date is October 31, 2009. The request for participation in the TLGP program is currently pending with the FDIC.

CIT ANNUAL REPORT 2008 29

We are working with regulators to expand our loan originations within the Bank and are pursuing a waiver of Section 23A, which restricts transactions with affiliates in the transfer of existing assets and/or businesses into the Bank. A waiver will enable us to diversify the Bank’s assets and better utilize the Bank’s deposit taking capabilities. CIT Bank has requested that the Federal Reserve grant an exemption from the limitations of Section 23A to permit CIT to transfer to CIT Bank between $22 billion to $28 billion of financing and leasing assets in stages over the course of the year. In addition, CIT intends to transfer the origination and servicing platforms for most of its U.S. business into CIT Bank. The request for a Section 23A exemption is currently pending with the Federal Reserve and FDIC.

CIT Bank will also be working on expanding its funding profile. As a state regulated institution, the bank has the authority to raise demand deposits and other sources of funding, in addition to the broker-placed certificates of deposit it originated as an industrial loan company.

In 2009, we will focus on measures that will return CIT to long-term profitability. We seek to maintain financial strength, and to drive additional operating efficiencies. In the absence of a return to more normal credit markets and/or access to the FDIC’s TLGP program, we will continue to fund the business primarily with secured financings and will constrain new lending and leasing volumes and asset growth. Given our current forecast for sustained economic contraction, we expect 2009 financial results to reflect the following:

  Increased credit costs and the continued building of reserves in line with the economic environment;
  Continued pressure on finance margins due to increased borrowing costs and higher nonaccrual assets potentially offset by any benefits received from financing under TLGP and/or Section 23A waiver;
  Continued softness in non-interest income, reflective of lower market activity and fewer sale and syndication gains; and
  Decreased operating expenses due to lower headcount and other cost savings initiatives, which will be partially offset by required investments related to being a BHC.

Given the uncertainty of the success of the various government initiatives on the financial markets and the U.S. economy overall, it is difficult to forecast specific metrics over the next twelve months. Therefore, it is uncertain at this time whether we will be profitable in 2009.

2008 RESULTS OVERVIEW

For the full year 2008, we recorded a loss from continuing operations of $633.1 million ($697.8 million after preferred dividends), or $2.69 per common share, compared to income of $792.0 million ($762.0 million), or $3.93 per share for 2007 and $925.7 million ($895.5 million), or $4.41 per share for 2006. Including the loss from discontinued operation, reflecting the sale of our home lending business in 2008, the net loss attributable to common shareholders was $2,864.2 million, versus a net loss of $111.0 million in 2007 and net income of $1,015.8 million in 2006. These 2008 results reflect the Company’s primary focus on managing for liquidity. The constrained credit markets resulted in compressed margins as we were charged incrementally higher funding rates and we carried higher cash balances to maintain high levels of liquidity. The economy affected our customers, as credit trends weakened and we increased our reserve for credit losses. Throughout the year we continuously controlled expenses. Total salaries and general operating expenses for 2008 were below the prior two years.

The year included the following noteworthy items:

  Goodwill and intangible asset impairment charges ($467.8 million pretax) related almost entirely to the Vendor Finance segment reflecting diminished earnings expectations for the segment. We are in the process of restructuring and refocusing this unit in order to return the business to acceptable profitability. The charges represent the entire goodwill and the majority of the intangible assets attributable to the segment.
  Work force reduction and facility closing charges throughout 2008 totaled $166.5 million, reflecting the elimination of employees in conjunction with downsizing operations across the Company. Employee headcount for continuing operations totaled approximately 4,995 at December 31, 2008 down 22% from 6,375 a year ago.
  Lower of cost or market valuation allowances and losses on asset sales completed for liquidity purposes were approximately $126 million.
  Charges in the European Vendor Finance business and certain corporate functions resulting from deficiencies in reconciliation controls relating primarily to a number of prior year periods. (See discussion that follows)
  Securitization retained interest impairment charges totaled $85 million and included approximately $33 million pretax impairment charge that should have been recorded concurrently with the 2007 fourth quarter sale of our Dell Financial Services Joint Venture equity interest. (See discussion that follows)
  Net gains of $73.5 million relating to the early extinguishment of debt during the last quarter and charges relating to the discontinuation of our commercial paper hedging program.
  Impairment charges of $61 million on our commercial real estate portfolio and investments, including amounts related to foreclosed properties.

During 2008 management corrected errors applicable to prior periods. These adjustments aggregated $100.1 million (pretax). The two principal components included:

1)	The 2007 fourth quarter sale of the Company’s 30% interest in the U.S. based Dell Financial Services Joint Venture. The gain recorded in 2007 was $247 million. This sale caused a repricing of debt in a related securitization vehicle. Therefore, an adjustment of $32.7 million was recorded in the first quarter of 2008 as it was determined that the estimated fair value of a

Item 7: Management’s Discussion and Analysis

30 CIT ANNUAL REPORT 2008

$720 million retained securitization in consumer receivables was overstated.

2)	Pretax adjustments applicable to prior periods aggregating $68.8 million were recorded in 2008 to correct errors not identified in previously unreconciled accounts. The adjustments predominately arose out of our Vendor Finance European headquarters located in Dublin, Ireland where business acquisitions made during 2004 and 2007 were not properly integrated as the existing systems were unable to effectively process information. During 2007 and through 2008 management undertook a rigorous program to identify and account for all exposures emanating from bringing the reconciliations current, and to remediate and improve the transaction processes and systems. The $68.8 million was principally related to years 2004, 2005 and 2006. The adjustments affected several lines on the consolidated 2008 income statement, most notably a $7.6 million reduction to interest income, $15.8 million decrease to other income, $32.7 million increase to non-operating expenses and $12.7 million increase to goodwill and impairment charges. Recoveries of certain elements of these booked adjustments through offset or third party reimbursement are being pursued by the Company. The level of the recoveries is not expected to be significant. The related internal controls over the reconciliation process have been substantially remediated, with appropriate modifications made to oversight, reporting, structure and accountability.

In accordance with the Company’s policy, which is based on the principles of SAB 99 and SAB 108, management concluded, with the agreement of its Audit Committee, that the adjustments were not individually or in the aggregate material to the 2008 consolidated financial statements or to each of the corresponding preceding year’s financial statements as reported.

The financial statements filed within this Form 10-K are revised from those within a Form 8-K dated January 22, 2008 that was filed in conjunction with our fourth quarter earnings release. These changes were the result of refining our valution reserve for taxes on discontinued operations and the ongoing remediation of reconciliation controls. The impact of these adjustments is as follows:

	As updated – 10-K	As reported – 8-K

Loss from continuing operations
before provision for income taxes
and minority interest	$(1,076.3)	$(1,095.2)
Net loss from continuing operations
before preferred stock dividends	(633.1)	(644.6)
Loss from discontinued operation	(2,166.4)	(2,153.4)
Net loss attributable to common
stockholders	(2,864.2)	(2,862.7)
Total Stockholders’ Equity	$8,124.3	$8,105.7

CIT ANNUAL REPORT 2008 31

NET FINANCE REVENUE

The following tables present management’s view of the consolidated margin, in dollars and as a percent of average earning assets, based on the following income statement line-items.

Net Finance Revenue for the years ended December 31 (dollars in millions)

	2008	2007	2006

Interest income	$3,638.2	$4,238.1	$3,324.8
Rental income on operating leases	1,965.3	1,990.9	1,721.6

Finance revenue	5,603.5	6,229.0	5,046.4
Less: Interest expense	(3,139.1)	(3,417.0)	(2,535.8)
Depreciation on operating lease equipment	(1,145.2)	(1,172.3)	(1,023.5)

Net finance revenue	$1,319.2	$1,639.7	$1,487.1

Average Earnings Asset (“AEA”)	$64,225.8	$60,595.7	$48,345.1

As a % of AEA:
Interest Income	5.66%	6.99%	6.88%
Rental income on operating leases	3.06%	3.29%	3.56%

Finance revenue	8.72%	10.28%	10.44%
Less: Interest expense	(4.89)%	(5.64)%	(5.24)%
Depreciation on operating lease equipment	(1.78)%	(1.93)%	(2.12)%

Net finance revenue	2.05%	2.71%	3.08%

As a % of AEA by Segment:
Corporate Finance	2.74%	3.12%	3.19%
Transportation Finance	2.63%	2.81%	2.60%
Trade Finance	3.98%	5.79%	6.01%
Vendor Finance	3.93%	4.70%	5.68%
Commercial Segments	3.06%	3.59%	3.76%
Consumer	0.91%	1.18%	1.51%
Consolidated net finance revenue	2.05%	2.71%	3.08%

The year over year variances in the net finance revenue percentages are summarized in the table below:

Change in Net Finance Revenue as a % of AEA

Years ended December 31	2008	2007

Net finance revenue – prior year	2.71%	3.08%
Funding related	(0.35)	(0.14)
Higher cash balances	(0.05)	–
Increased non-accrual accounts	(0.07)	–
Lower yield-related fees	(0.01)	(0.10)
Increase in percentage of government guaranteed student loans	(0.03)	(0.07)
Lower operating lease margins	(0.10)	–
Other factors	(0.05)	(0.06)

Net finance revenue – current year	2.05%	2.71%

Item 7: Management’s Discussion and Analysis

32 CIT ANNUAL REPORT 2008

Net finance revenue in 2008 of $1,319.2 million decreased 20% on constrained 6% growth in average earning assets, as the Company strategically controlled growth to maintain liquidity. Factors contributing to the significant decrease included higher funding costs, lower asset yields and higher liquidity costs, as summarized in the previous table. Net finance revenue increased 10% in 2007 from the prior year level due to a corresponding increase of 25% in average earning assets. As a percentage of average earning assets, net revenue decreased to 2.05% in 2008 from 2.71% in prior year and 3.08% in 2006. The decline was primarily due to the cost of increased liquidity and the widening of the CIT’s borrowing spreads over benchmark rates, coupled with higher non-accrual accounts and compressed operating lease margins.

Though market interest rates (e.g., LIBOR) have declined over the past year, our funding costs have not fully benefited from the lower market interest rates, as the Company has not been able to access the unsecured debt markets. Our borrowing spreads over benchmark rates have increased significantly and we have experienced credit downgrades during the year. As described in Capitalization and in the Liquidity section of Risk Management, we largely withdrew from the unsecured corporate debt market beginning in the second half of 2007, and from the commercial paper market in the first quarter of 2008. During the period, we have relied more heavily on our bank credit facilities and secured financing sources with longer terms and higher rates.

Net finance revenue for our commercial segments and corporate and other (including the cost of increased liquidity and other unallocated treasury costs) as a percentage of average earning assets declined to 2.34% in the current year from 3.06% in the prior year. See Results by Business Segment – Corporate and Other for more information regarding net interest expense related to central treasury operations included in Corporate and Other.

Net Operating Lease Revenue as a % of AOL for the years ended December 31 (dollars in millions)

	2008	2007	2006

Rental income on operating leases	15.61%	16.89%	16.46%
Depreciation on operating lease equipment	(9.10)%	(9.95)%	(9.79)%

Net operating lease revenue	6.51%	6.94%	6.67%

Average Operating Lease Equipment (“AOL”)	$12,588.2	$11,784.0	$10,458.8

The decrease from the prior year in net operating lease revenue as a percentage of average operating lease assets reflects lower lease rates primarily in rail coupled with adjustments in certain residual balances. The increase in 2007 from prior year was due to strong rental rates in aerospace. All of our commercial aircraft are under contract at December 31, 2008. All of our 2009 order book, and approximately 40% of the aircraft in our 2010 delivery order book have been placed on lease. Rail rates remain stable, though utilization has softened for cars used for residential construction, consistent with the slowing housing market in 2008 and 2007. See “Concentrations – Operating Leases” for additional information regarding operating lease assets.

CIT ANNUAL REPORT 2008 33

CREDIT METRICS

Overall credit metrics deteriorated in 2008 largely tracking with the weakened economy and poor market conditions that persisted throughout 2008 and notably worsened in the third and fourth quarters. These declines are reflected in significantly higher non-accrual loans and charge-offs during the period with increases in all segments. Based on current external economic and market indicators and ongoing portfolio pressures, we currently expect asset quality to remain under pressure throughout 2009 with ongoing negative trends in all key credit metrics and business segments.

Reserve and Provision for Credit Losses for the years ended December 31 (dollars in millions)

	2008	2007	2006	2005	2004

Reserve balance – beginning of period	$574.3	$577.1	$540.2	$553.8	$609.8

Provision for credit losses	1,049.2	241.8	159.8	165.3	159.5
Reserve changes relating to foreign currency translation, acquisitions, other	(36.8)	(64.6)	10.4	4.3	21.8

Net additions to the reserve for credit losses	1,012.4	177.2	170.2	169.6	181.3

Gross charge-offs
Corporate Finance	184.6	84.1	75.6	71.2	161.2
Transportation Finance	–	0.1	1.4	55.3	14.9
Trade Finance	64.2	33.5	42.4	25.3	27.4
Vendor Finance	73.8	14.6	15.9	34.7	55.1
Foreign – commercial	109.3	77.1	54.0	41.7	37.2
Consumer	125.9	56.0	15.5	10.4	3.6

Total gross charge-offs	557.8	265.4	204.8	238.6	299.4

Recoveries
Corporate Finance	13.6	20.2	41.9	26.4	30.1
Transportation Finance	1.3	32.7	–	1.7	0.8
Trade Finance	1.9	2.1	5.2	2.4	4.0
Vendor Finance	19.9	9.2	11.9	14.5	23.7
Foreign – commercial	24.6	18.2	10.8	9.1	3.1
Consumer	6.0	3.0	1.7	1.3	0.4

Total recoveries	67.3	85.4	71.5	55.4	62.1

Net Credit losses	490.5	180.0	133.3	183.2	237.3

Reserve balance – end of period	$1,096.2	$574.3	$577.1	$540.2	$553.8

Reserve for credit losses as a percentage of finance receivables	2.06%	1.07%	1.28%	1.51%	1.85%
Reserve for credit losses as a percentage of non-accrual loans	77.5%	120.3%	186.0%	181.4%	172.3%
Reserve for credit losses (excluding specific reserves) as a percentage of finance receivables, excluding guaranteed student loans	1.48%	1.21%	1.44%	1.53%	1.66%
Net charge-offs as a percentage of average finance receivables	0.90%	0.35%	0.33%	0.52%	0.88%

The consolidated reserve for credit losses is intended to provide for losses inherent in the portfolio. We estimate the ultimate outcome of collection efforts, realization of collateral values, and other pertinent factors. We may make additions or reductions to the consolidated reserve level depending on changes to economic conditions or credit metrics, including non-performing accounts, or other events affecting obligors or industries. The total reserve for credit losses of $1,096 million at December 31, 2008 represents management’s best estimate of credit losses inherent in the portfolio based on currently available information. See Risk Factors for additional disclosure on approach and reserve adequacy.

The reserve for credit losses includes three key components: (1) specific reserves for loans that are impaired under SFAS 114, (2) reserves for estimated losses incurred in the portfolio based on historic and projected charge-offs, and (3) reserves for incurred estimated losses in the portfolio based upon economic risks, industry and geographic concentrations and other factors.

Item 7: Management’s Discussion and Analysis

34 CIT ANNUAL REPORT 2008

Net charge-offs (charge-offs net of recoveries) for the years ended December 31
(dollars in millions, % as a percentage of average owned finance receivables)

	2008		2007		2006		2005		2004
Owned
Corporate Finance	$177.3	0.82%	$69.6	0.34%	$37.6	0.22%	$48.6	0.35%	$143.3	1.10%
Transportation Finance	(1.3)	(0.05)%	(32.3)	(1.39)%	1.4	0.08%	53.5	2.34%	6.6	0.37%
Trade Finance	62.2	0.92%	31.6	0.44%	37.4	0.55%	22.9	0.34%	23.3	0.37%
Vendor Finance	132.3	1.24%	58.0	0.57%	43.1	0.60%	49.0	0.66%	86.9	1.19%

Commercial Segments	370.5	0.89%	126.9	0.32%	119.5	0.36%	174.0	0.57%	260.1	0.88%
Consumer	120.0	0.94%	53.1	0.49%	13.8	0.19%	9.1	0.22%	—	—

Total	$490.5	0.90%	$180.0	0.35%	$133.3	0.33%	$183.1	0.52%	$260.1	0.88%

Corporate Finance net charge-offs were up significantly in 2008 in virtually each component of the segment’s business other than in equipment leasing which decreased modestly from 2007 levels. The communications, media & entertainment, commercial & industrial and commercial real estate components experienced the greatest increases within the segment. The higher 2004 charge-off balance related to the telecommunications industry and the Canadian construction portfolio.

Transportation Finance had no charge-offs in 2008 and minimal charge-offs in 2007. The higher charge-offs in 2005 and 2004 were principally in the commercial aerospace business. The industry environment improved in 2007, which resulted in the reported recovery.

Trade Finance net-charge offs doubled in 2008 over 2007 levels due to the current weakened retail and manufacturing environments.

Vendor Finance higher charge-offs in 2008 were concentrated in “smaller ticket” borrowings principally in the U.S. and European markets. The increase in 2007 reflected higher international charge-offs. The higher recoveries in 2008 were a function of recovering some of the amounts charged off earlier in the year.

Consumer charge-offs in 2008 increased due to higher losses on private (non-U.S. government guaranteed) student loans. The 2007 charge-offs related to consumer loans originated in the Utah bank.

Finance receivables as of December 31 (dollars in millions)

	2008	2007	2006	2005	2004

Corporate Finance	$20,768.8	$21,326.2	$20,190.2	$14,891.1	$13,079.9
Transportation Finance	2,647.6	2,551.3	2,123.3	1,895.4	2,956.2
Trade Finance	6,038.0	7,330.4	6,975.2	6,691.4	6,204.1
Vendor Finance	11,199.6	10,373.3	6,888.9	7,048.0	7,415.8

Commercial Segments	40,654.0	41,581.2	36,177.6	30,525.9	29,656.0

Consumer	12,472.6	12,179.7	9,026.0	5,353.9	236.0

Total Finance Receivables	$53,126.6	$53,760.9	$45,203.6	$35,879.8	$29,892.0

Credit Reserves for Finance Receivables

Reserves
Commercial	$857.9	$512.2	$548.8	$528.8	$545.0
Consumer	238.3	62.1	28.3	11.4	8.8

Total	$1,096.2	$574.3	$577.1	$540.2	$553.8

Commercial and Consumer Finance Receivables to Total Finance Receivables

Commercial	76.5%	77.3%	80.0%	85.1%	99.2%
Consumer	23.5%	22.7%	20.0%	14.9%	0.8%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

CIT ANNUAL REPORT 2008 35

Non-accrual, Restructured and Past Due Loans as of December 31 (dollars in millions)

	2008	2007	2006	2005	2004

Non-accrual Loans
U.S.	$1,081.7	$387.0	$269.1	$238.4	$277.0
Foreign	138.8	82.0	38.2	58.4	43.8

Commercial Segment	1,220.5	469.0	307.3	296.8	320.8

Consumer	194.1	8.5	3.0	1.0	0.6

Non-accrual loans	$1,414.6	$477.5	$310.3	$297.8	$321.4

Restructured loans(1)
U.S.	$107.6	$44.2	$9.9	$20.7	$19.8
Foreign	21.7	23.7	–	–	–

Restructured loans	$129.3	$67.9	$9.9	$20.7	$19.8

Accruing loans past due 90 days or more	$669.6	$454.8	$370.2	$87.4	$77.2

			2008
Foregone Interest on Loans(2)	U.S.	Foreign	Total

Interest revenue that would have earned at original terms	$126.0	$26.9	$152.9
Interest recorded	58.2	11.8	70.0

Foregone interest revenue	$67.8	$15.1	$82.9

(1)	We have not previously systematically tracked restructured loans, therefore, the restructured balances are based upon best available information. System limitations prevent us from obtaining historic data relating to these loans once they have been restructured. On a prospective basis, we expect to implement changes to our processes and systems to generate this information.
(2)	Non-accrual and restructured loans

In addition to the above, we continue to experience pressure on other potential problem loans and leases that may, under continued market, economic and industry stresses, result in further additions to Non-accrual loans. Specifically, in the past several years, CIT’s Corporate Finance business has led or participated in a significant number of secured leveraged cash flow loans in industries such as media, entertainment and other commercial and industrial sectors that are being impacted by the current economic cycle. Further, CIT’s Trade Finance business provides factoring, lending and credit protection services directly to many retailers and manufacturers and suppliers to retailers that are experiencing a challenging operating environment in the face of reduced consumer demand. Finally, CIT's Vendor Finance business has financing and leasing arrangements with a broad dispersion of customers domestically and globally in many markets that are exhibiting deteriorating economic indicators.

In summary, we anticipate that the challenging economic and market environment impacting our clients will persist in 2009. As a result, we expect deteriorating trends in our non-accrual loans and charge-offs to continue, with further weakness across a broad dispersion of industry sectors as our customers and clients face weak demand for their products and increased cost of capital. In our experience, credit losses have historically extended beyond the end of recessionary periods and, thus, our ability to navigate through this difficult credit cycle will be partly dependent on how successfully we are able to execute on our risk management and work out strategies.

Cross Border Transactions

Cross-border outstandings reflect monetary claims on borrowers domiciled in foreign countries from the perspective of each CIT’s local office. Cross-border outstandings primarily include cash deposited with foreign banks and receivables from residents of a foreign country, reduced by amounts funded in the same currency as the claim and recorded in the same office. The following table includes all countries in which there exist cross-border claims of 0.75% or greater of total consolidated assets at December 31, 2008.

Item 7: Management’s Discussion and Analysis

36 CIT ANNUAL REPORT 2008

	December 31, 2008 Cross-border Outstandings
				Net Local
				Country
Country	Banks	Government	Other	Claims	Total

Canada	$315.9	$ –	$337.1	$2,541.1	$3,194.1
United Kingdom	1,551.7	–	–	300.7	1,852.4
Germany	471.2	–	263.9	589.0	1,324.1
France	467.4	–	221.3	166.2	854.9
Ireland	75.6	–	–	598.9	674.5

OTHER INCOME

Other income for the years ended December 31 (dollars in millions)

	2008	2007	2006

Rental income on operating leases	1,965.3	1,990.9	1,721.6
Other:
Fees and commissions	234.6	490.4	526.6
Factoring commissions	197.2	226.6	233.4
Gains on sales of leasing equipment	173.4	117.1	122.8
Gains on loan sales and syndication fees	15.6	234.0	260.4
Valuation allowances for receivables held for sale	(103.9)	(22.5)	(15.0)
Gains on portfolio dispositions	4.2	483.2	–
Investment (losses) gains	(19.0)	2.8	1.3
(Losses) gains on securitizations	(7.1)	45.3	47.0

Total other:	495.0	1,576.9	1,176.5

Total other income	2,460.3	3,567.8	2,898.1

Total other income decreased sharply in 2008 due to the loss of previously existing revenue opportunities such as loan sales and syndications caused by the severe downturn in the credit and capital markets that started in 2007. Nonetheless, we continue to focus on diversification of other income to generate revenue as we strive to return to profitability.

Rental income on operating leases is earned from equipment leased to customers. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” for additional information regarding rental income. See “Concentrations – Operating Leases” for additional information regarding operating lease assets.

Fees and commissions are comprised of asset management, agent and servicing fees, including securitization-related servicing fees, accretion and impairments, advisory and agent fees, as well as income from joint venture operations.

CIT ANNUAL REPORT 2008 37

2008 Fees and commissions include:

  $61 million of impairment charges on previously foreclosed, and ongoing interests in, commercial real estate properties;
  $85 million in retained interest impairment charges largely reflecting the repricing of debt underlying various securitization conduit vehicles in the Vendor Finance segment; approximately $41 million relates to the conduit vehicle associated with the Dell Financial Services joint venture interest (DFS), which includes approximately $33 million due to the repricing of debt that was triggered by the sale of CIT’s joint venture equity interest in DFS and should have been reflected in earnings for the quarter ended December 31, 2007; the remaining amount includes charges in other conduit vehicles triggered by liquidity considerations;
  $15.8 million of charges related to the European Vendor Finance business and our N.J. accounting support unit, resulting from the remediation of reconciliation items that relate primarily to a number of prior year periods;
  $15 million valuation charge related to approximately $33 million due from a Lehman Brothers entity on previously terminated derivative transactions. See Note 18 – Legal Proceedings;
  2008 was also negatively impacted by lower joint venture earnings, reflecting the 2007 year end sale of our interest in the DFS joint venture; and
  the negative trends above were partially offset by $27 million of fourth quarter gains on derivatives that do not qualify for hedge accounting treatment, including foreign exchange derivatives and swaps that previously hedged our commercial paper program.

The small decline in 2007 from 2006 reflected increased securitization impairment charges, lower joint venture earnings and reduced structuring fees, offset in part by higher advisory fees. 2006 also benefited from a $16.4 million gain in connection with a commercial aircraft insurance recovery.

Factoring commissions declined 13% in 2008 reflecting the weakened retail environment directly resulting in lower factoring volumes. Commissions decreased 3% in 2007 due to lower commission rates reflecting the prior year customer lending environment.

Gains on sales of leasing equipment increased in 2008 reflecting gain on sale of commercial aircraft. Gains decreased 5% in 2007, as a decline in end of lease activity in both the U.S. and International businesses in Vendor Finance was offset by strong equipment sale gains in the Transportation Finance rail business.

Gains on loan sales and syndication fees included approximately $23 million in losses on sales of receivables for liquidity purposes.

Commercial loan sales and syndication volume was approximately $4.7 billion (27% of commercial origination volume) in 2008 versus $6.1 billion (21%) in prior year. The decrease in volume from 2007 reflects the continued market illiquidity with lower demand for syndications and receivable sales, and our strategic focus on limiting new business volume offset by the sale of loans in Corporate Finance for liquidity purposes. Gains dropped 10% in 2007 from a very strong 2006, reflecting the slow down in the syndication markets beginning in the second half of 2007. In addition to a 30% decline in Corporate Finance in 2007, the consolidated sale and syndication income trend reflected a considerable reduction in student lending asset sales from prior periods.

Valuation allowance for receivables held for sale in 2008 primarily reflects charges to recognize the lower of cost or market valuation related to the first quarter decision to sell $4.6 billion of Corporate Finance segment asset-based loans and related commitments ($1.4 billion of loans and $3.2 billion of commitments). The 2007 valuation adjustment of $22.5 million related to an energy plant asset, while the $15.0 million in 2006 related to aerospace and railcar assets.

Gains on portfolio dispositions were $4.2 million in 2008 reflecting limited activity. 2007 strategic asset sales included our U.S. Construction business, the Company’s 30% ownership interest in Dell Financial Services joint venture at a gain, and our U.S. Systems Leasing portfolio. See Concentrations for additional information regarding Dell Financial Services.

Investment (losses) gains in 2008 represent a pretax charge of $18 million relating to an investment in a money market fund. At February 26, 2009 we have approximately $86 million remaining invested in the Reserve Primary Fund (the “Reserve Fund”), down from $600 million initially invested due to payouts made during the fourth quarter of 2008 and first quarter of 2009. In September 2008, the Company requested redemption, and received confirmation with respect to a 97% payout and accrued a pretax charge of $18 million in the third quarter representing the estimated loss based on the 97% partial payout confirmation. See Note 18 – Legal Proceedings in Item 8. Financial Statements and Supplementary Data for further information.

(Losses) gains on securitization declined in 2008 as off-balance sheet securitizations were directly impacted by the general constrained capital markets. Securitization sales volume in 2008, 2007, and 2006 were $1.4 billion, $4.2 billion, and $3.6 billion respectively, reflecting the Company’s increased use of on-balance sheet securitization structures. Gains decreased modestly in 2007 on higher sale volume offset by lower realization rates on assets sold.

Item 7: Management’s Discussion and Analysis

38 CIT ANNUAL REPORT 2008

EXPENSES

Other expenses for the years ended December 31 (dollars in millions)

	2008	2007	2006

Depreciation on operating lease equipment	$1,145.2	$1,172.3	$1,023.5
Salaries and general operating expenses:
Compensation and benefits	752.4	845.6	843.0
Professional fees	124.6	101.3	86.2
Technology	83.7	89.4	65.8
Net occupancy expense	74.7	74.3	62.2
Other expenses	245.1	279.0	218.9

Total salaries and general operating expenses	1,280.5	1,389.6	1,276.1
Provision for severance and facilities exit activities	166.5	37.2	19.6
Goodwill and intangible assets impairment charges	467.8	312.7	–
(Losses) gains on debt and debt-related derivative extinguishments	(73.5)	139.3	–

Total other expenses	$2,986.5	$3,051.1	$2,319.2

Efficiency ratio(1)	67.4%	42.9%	47.6%
Headcount	4,995	6,375	6,360

(1)	The efficiency ratio is the ratio of salaries and general operating expenses to total net revenues (before provision for credit losses and valuation allowance). The efficiency ratio was 50.9% in 2007 excluding gains on portfolio dispositions and the gain on sale of our Dell Financial Services joint venture interest.

Depreciation on operating leases is recognized on owned equipment over the lease term or projected economic life of the asset. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” for additional information regarding depreciation. See “Concentrations – Operating Leases” for additional information regarding operating lease assets.

Salaries and general operating expenses declined during 2008 as management focused on continuing and deepening the expense reduction and efficiency improvement efforts initiated in 2007. These cost saving actions resulted in a $109.1 million (18%) reduction in Salaries and general operating expenses, primarily reflecting reduced salaries and benefits due to lower headcount (22%). The headcount reductions were largely the result of restructuring activities, as reflected in the increased provision for severance and real estate exit activities.

  Compensation and benefits were down $93.2 million in 2008 from 2007, which was essentially flat compared to 2006. Lower 2008 salaries expense primarily reflect partial year savings on the 22% decline in total headcount and decreased incentive compensation accruals.
  Professional fees include $31 million in 2008 expenses associated with the transition to a bank holding company. Excluding bank holding company costs, professional fees decreased 8% in 2008 reflecting cost saving actions, while 2007 reflects higher legal costs than in 2006.
  Technology costs decreased 6% in 2008 in connection with efficiency improvement efforts and reduced systems department headcount. Costs increased in 2007 by 36% from 2006 for system implementation and enhancement programs.
  Net Occupancy expense was stable in 2008 and 2007. The increase in 2007 occupancy expense reflects the opening of CIT’s Global Headquarters in New York City.
  Other expenses have been carefully monitored in connection with cost streamlining initiatives, which led to decreased 2008 expense across several categories, including advertising & marketing and travel & entertainment. 2008 costs include $32.7 million in charges resulting from the remediation of reconciliation controls primarily in the European Vendor Finance business that relate primarily to a number of prior year periods. 2007 expense included a $16 million write off of capitalized expenses related to a capital raising initiative in our commercial aerospace business that was terminated due to declining market conditions and integration costs associated with two significant acquisitions within Vendor Finance.

CIT ANNUAL REPORT 2008 39

Provision for severance and facilities exiting activities of $166.5 million in 2008 reflects reductions of over 1,100 employees, approximately 17% of the workforce, in conjunction with streamlining operations across the Company. A portion of the savings from these actions will be reinvested in infrastructure and resources to support compliance requirements relating to CIT’s conversion to a bank holding company. The 2007 provision for severance and real estate exit activities resulted from cost savings actions related to a reduction in force of 330 people. See Note 25 – Severance and Facility Restructuring Reserves for additional information.

Goodwill and intangible assets impairment charges relate primarily to Vendor Finance in 2008 and the student lending business in 2007. See “Impairment of Goodwill and Intangible Assets” below for additional information.

Gain (loss) on debt and debt-related derivative extinguishments include fourth quarter 2008 gains of approximately $216 million primarily relating to the extinguishment of $490 million in debt related to our equity unit exchange (gain of $99 million) and the extinguishment of $360 million in Euro and Sterling denominated senior unsecured notes (gain of $110 million), in part offset by first quarter 2008 losses of $148 million due to the discontinuation of hedge accounting for interest rate swaps hedging our commercial paper program. The swaps converted commercial paper, essentially a floating rate liability, to fixed rate for the funding of fixed rate assets with terms similar to the swaps. The loss resulted from declines in market interest rates since inception of the swaps. This loss had been previously reflected in other comprehensive income and therefore recognition of the loss had a negligible impact on shareholders’ equity. The 2007 loss on early extinguishments of debt reflects the charge to call $1.5 billion in high coupon debt and preferred capital securities in the first quarter of 2007. These securities were refinanced with securities that qualified for a higher level of capital at a lower cost of funds as part of a capital optimization initiative underway at that time.

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

The Company performed goodwill impairment testing at December 31, 2008, and periodically during the year taking into account diminished segment earnings performance, coupled with the fact that the Company’s common stock had traded below book value per share at the end of all four quarters.

The results of our 2008 interim testing indicated that the entire Vendor Finance goodwill balance was impaired, resulting in a $438.7 million charge. Also, as a result of the reduced estimated cash flows associated with certain acquired other intangibles primarily in the Vendor Finance segment, management determined that the carrying values of certain acquired customer relationships in both the European and domestic Vendor Finance operations (and a minor portion of similar assets in the Corporate Finance healthcare business) were not recoverable, and approximately $29 million of intangible assets were also charged off in the third quarter.

In the fourth quarter of 2008, in performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify potential impairment, in accordance with SFAS 142, the estimated fair values of the two remaining reporting units with goodwill (Trade Finance and Corporate Finance) were developed using discounted cash flow analyses (DCFA) utilizing observable market data to the extent available. The discount rates utilized in the DCFA for these two segments was approximately 13% for Trade Finance and 16.3% for Corporate Finance, reflecting market based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of each segment. The results of the DCFA were corroborated with market price to earnings multiples and tangible book value multiples of relevant, comparable peer companies. The results of this Step 1 process indicated potential impairment of the entire goodwill balance relating to the Corporate Finance segment, as the book values of this segment exceeded its estimated fair value. There was no indicated potential impairment for Trade Finance, as the estimated fair value of this segment exceeded its corresponding book value.

As a result, management performed the second step (“Step 2”) to quantify or measure the goodwill impairment, if any, for the Corporate Finance segment in accordance with SFAS 142. In this step, the estimated fair value for the segment was allocated to its respective assets and liabilities in order to determine an implied value of goodwill, in a manner similar to the calculations and approach performed in accounting for a business combination. For the Corporate Finance segment, the second step analysis indicated that the fair value shortfall was attributable to the substantially lowered estimated fair values of the net tangible assets (primarily finance receivables), rather than the goodwill (franchise value) of the segment. Therefore, no impairment charge was required with respect to the Corporate Finance segment goodwill at December 31, 2008. SFAS 142 requires that this allocation process is to be performed only for purposes of measuring goodwill impairment, and not to adjust recognized, tangible assets or liabilities. Accordingly, no impairment charge related to or adjustment to the book basis of any finance receivables, other tangible assets, or liabilities was required or recorded. Management also updated its impairment review of other intangible assets in accordance with SFAS 144 and no impairment was identified.

Should the future earnings and cash flows of the Trade Finance and Corporate Finance segments decline further, discount rates increase, or there be an increase in the fair value of finance receivables without a corresponding increase in total reporting unit fair value, an impairment charge to goodwill and other intangible assets may be required.

Item 7: Management’s Discussion and Analysis

40 CIT ANNUAL REPORT 2008

INCOME TAXES

Income Tax Data for the years ended December 31 (dollars in millions)

	2008	2007	2006

(Benefit) provision for income taxes	$(314.5)	$214.6	$346.0
Tax (benefit) provision on significant, unusual items	(98.3)	138.5	–
Tax liability releases/NOL valuation adjustments/Changes in uncertain tax liabilities	(31.6)	(52.2)	(65.2)

(Benefit) provision for income taxes on continuing operations	(444.4)	300.9	280.8
(Benefit) provision for income tax on discontinued operation	(509.2)	(495.3)	83.6

(Benefit) provision for income tax – Total	$(953.6)	$(194.4)	$364.4

Effective tax rate – continuing operations	41.3%	27.5%	23.2%
Effective tax rate – continuing operations – excluding discrete items	38.1%	29.4%	28.6%
Effective tax rate – discontinued operation	19.0%	36.2%	41.0%
Effective tax rate – total	25.4%	71.4%	25.8%

CIT’s 2008 tax benefit for continuing operations of $444.4 million equated to a 41.3% effective tax rate, compared with an effective tax rate for continuing operations of 27.5% and 23.2% in 2007 and 2006, respectively. The increase in the effective tax rate related primarily to tax benefits on losses at higher U.S. statutory rates and decreases in uncertain tax liabilities.

Excluding discrete tax items as explained below, the 2008 annual effective tax rate for continuing operations was approximately 38.1%, reflecting the disproportionate amount of loss tax-effected at higher U.S. statutory tax rates. CIT’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to state and local income taxes, international results taxed at lower rates, and permanent differences between the book and tax treatment of certain items. In 2008, a portion of the goodwill impairment related to the Vendor Finance segment was a permanent non-tax-deductible difference which was offset by permanent non-taxable differences.

Included in the 2008 tax benefit for continuing operations is $31.6 million in net tax expense reductions comprised primarily of a $58.6 million net decrease in liabilities related to uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” offset by a valuation allowance for separate state net operating losses. The Company believes that the total unrecognized tax benefits may decrease due to the settlement of audits and the expiration of various statutes of limitations prior to December 31, 2009 in the range of $35 to $80 million. This reduction is not anticipated to have a material impact on the effective tax rate.

Certain significant, discrete items in 2008 (the loss on asset-backed lending commitments and the loss on swaps hedging commercial paper program that became inactive) were taxed at higher U.S. statutory tax rates than the tax rates applied to the Company’s other items of ordinary income and expense. The combined tax benefit related to these items amounted to $98.3 million, as shown in the preceding table. In 2007, the significant, unusual items (the loss on extinguishment of debt, the gain on sale of CIT’s interest in the Dell joint venture, the write-off of capitalized expenses related to a terminated capital raising initiative, and the gains on the sales of portfolios) were separately taxed at U.S. statutory rates and the combined tax related to these items amounted to $138.5 million, as shown above.

Included in the 2007 income tax from continuing operations is $52.2 million in net tax expense reductions comprised of the effects of a New York State law change, deferred tax adjustments primarily associated with foreign affiliates, and a net decrease in liabilities related to uncertain tax positions. These tax benefits were partially offset by an increase to the recorded valuation allowance for state net operating losses and capital loss carryovers anticipated to expire unutilized.

The 2006 provision for income taxes in continuing operations was reduced by $65.2 million, primarily due to a $72.5 million release of deferred income tax liabilities from the relocation and funding of certain aerospace assets to lower tax jurisdictions. The 2006 provision also included a net $6.8 million reversal of state net operating loss (NOL) valuation allowances (net of state deferred tax write-offs), reflecting management’s updated assessment with respect to higher expected loss utilization, and $14.1 million in additional tax expense, including an amount relating to the enactment of a tax law change during the second quarter of 2006 that reduced benefits relating to certain leveraged lease transactions.

The 2008 tax benefit related to discontinued operations was $509.2 million. The lower effective tax rate in 2008 related to discontinued operations is largely due to a $559.5 million valuation allowance related to net operating losses resulting from the loss on disposal of the home lending business.

The 2009 effective tax rate may vary from the current effective tax rate primarily due to changes in the mix of domestic and international earnings and the impact of the valuation allowance recorded against US deferred taxes in 2008. See Note 15 –Income Taxes for additional information.

CIT ANNUAL REPORT 2008 41

DISCONTINUED OPERATION

In June 2008, management contractually agreed to sell the home lending business, including the home mortgage and manufactured housing portfolios and the related servicing operations. The sale of assets closed in July 2008 and we transferred servicing in February 2009. Our Form 10-Q for the quarterly period ended June 30, 2008 presented this business as a discontinued operation for the first time. The operating results and the assets and liabilities of the discontinued operation, which formerly comprised the Home Lending segment, are presented separately in the Consolidated Financial Statements. Summarized financial information for the discontinued home lending business is shown in Note 1 – Discontinued Operation, in Item 8. Financial Statements and Supplementary Data.

FINANCING AND LEASING ASSETS

	December 31, 2008	December 31, 2007	December 31, 2006	% Change
				08 vs . 07	07 vs . 06

Corporate Finance
Finance receivables	$20,768.8	$21,326.2	$20,190.2	(2.6)%	5.6%
Operating lease equipment, net	263.4	459.6	204.4	(42.7)%	124.9%
Financing and leasing assets held for sale	21.3	669.3	616.1	(96.8)%	8.6%

Owned assets	21,053.5	22,455.1	21,010.7	(6.2)%	6.9%
Finance receivables securitized	785.3	1,526.7	1,568.7	(48.6)%	(2.7)%

Owned and securitized assets	21,838.8	23,981.8	22,579.4	(8.9)%	6.2%

Transportation Finance
Finance receivables	2,647.6	2,551.3	2,123.3	3.8%	20.2%
Operating lease equipment, net	11,484.5	11,031.6	9,846.3	4.1%	12.0%
Financing and leasing assets held for sale	69.7	–	75.7	–	(100.0)%

Owned assets	14,201.8	13,582.9	12,045.3	4.6%	12.8%

Trade Finance
Finance receivables	6,038.0	7,330.4	6,975.2	(17.6)%	5.1%

Vendor Finance
Finance receivables	11,199.6	10,373.3	6,888.9	8.0%	50.6%
Operating lease equipment, net	958.5	1,119.3	967.2	(14.4)%	15.7%
Financing and leasing assets held for sale	–	460.8	529.3	(100.0)%	(12.9)%

Owned assets	12,158.1	11,953.4	8,385.4	1.7%	42.6%
Finance receivables securitized	783.5	4,104.0	3,850.9	(80.9)%	6.6%

Owned and securitized assets	12,941.6	16,057.4	12,236.3	(19.4)%	31.2%

Consumer
Finance receivables – student lending	12,173.3	11,499.9	8,488.9	5.9%	35.5%
Finance receivables – other	299.3	679.9	537.1	(56.0)%	26.6%
Financing and leasing assets held for sale	65.1	130.1	332.6	(50.0)%	(60.9)%

Owned assets	12,537.7	12,309.9	9,358.6	1.9%	31.5%
Other – Equity Investments	265.8	165.8	25.4	60.3%	552.8%

Owned and securitized assets	$67,823.7	$73,428.2	$63,220.2	(7.6)%	16.1%

Our plan throughout 2008 was to carefully manage our liquidity and strategically target key customers and relationships in response to the tight credit conditions in the markets, resulting in lower new volume generation and decreased asset balances. The Corporate Finance asset decrease reflects asset sales and lower new origination volumes and Trade Finance asset levels reflect weaker general economic conditions. Vendor Finance receivables were up, as we brought approximately $2.4 billion of certain previously securitized receivables on-balance sheet, which was more efficient under BHC capital guidelines. The consumer segment ceased originating new student loans earlier this year. See “Results by Business Segment” for further commentary.

Item 7: Management’s Discussion and Analysis

42 CIT ANNUAL REPORT 2008

Assets held for sale decreased $1,104.1 million during 2008. Corporate Finance syndication activity and Vendor Finance securitizations decreased due to the lack of market liquidity and less favorable pricing. Aerospace assets held for sale increased in conjunction with the plan to sell additional commercial aerospace aircraft.

Our commercial real estate portfolio (in the Corporate Finance Segment) totaled approximately $850 million, 1.2% of our total financing and leasing assets at December 31, 2008, primarily consisting of investments in the office and hospitality sectors, with almost half of the total portfolio secured by first liens. Originations were ceased and the portfolio was transferred to a centralized work out group in the fourth quarter of 2008. During the year, we recorded charge-offs of $28 million and impairment charges on repossessed assets of $61 million. Non-accrual loans totalled approximately $156 million in this portfolio at December 31, 2008.

See Non-GAAP Financial Measurements for reconciliation of owned and securitized assets.

Owned and Securitized Assets Rollforward (dollars in millions)

Twelve Months Ended December 31, 2008

	Corporate	Transportation	Trade	Vendor	Commercial
	Finance	Finance	Finance	Finance	Segments	Consumer	Total

Balance at December 31, 2007	$24,126.0	$13,582.9	$7,330.4	$16,057.4	$61,096.7	$12,331.5	$73,428.2

New Business volumes	6,269.6	2,755.1	–	8,183.2	17,207.9	1,377.1	18,585.0
Receivable sales	(2,604.4)	–	–	(142.3)	(2,746.7)	(79.1)	(2,825.8)
Syndications	(898.2)	–	–	(1,078.1)	(1,976.3)	–	(1,976.3)
Asset sales	(302.5)	(1,294.7)	–	–	(1,597.2)	–	(1,597.2)
Collections and other	(4,508.3)	(841.2)	(1,292.4)	(10,078.6)	(16,720.5)	(1,069.7)	(17,790.2)

Balance at December 31, 2008	$22,082.2	$14,202.1	$6,038.0	$12,941.6	$55,263.9	$12,559.8	$67,823.7

The Company’s policy for placing a loan on non-accrual status is disclosed in the notes to consolidated financial statements. The nature of financing provided by the five operating segments is summarized in Results by Business Segment.

Total Business Volumes (Excluding Factoring)

For the years ended December 31, (dollars in millions)

	2008	2007	2006

Corporate Finance	$6,269.6	$15,974.7	$15,464.2
Transportation Finance	2,755.1	3,060.4	3,137.2
Vendor Finance	8,183.2	9,733.5	8,202.0

Commercial Segments	17,207.9	28,768.6	26,803.4
Consumer	1,377.1	6,630.2	6,883.3

Total new business volume	$18,585.0	$35,398.8	$33,686.7

In 2008, total new business volume decreased 47% from the prior year as market conditions and management’s focus on liquidity strategically limited growth. The consumer decline from 2007 was the result of our decision to cease originating new private student loans late in 2007 and government-guaranteed loans in 2008.

Syndications and Receivables Sales

For the years ended December 31, (dollars in millions)

	2008	2007	2006

Corporate Finance	$3,502.6	$5,111.2	$4,728.0
Transportation Finance	–	454.6	310.0
Vendor Finance	1,220.4	566.9	735.0

Commercial segments	4,723.0	6,132.7	5,773.0
Consumer	79.1	2,027.5	1,896.0

Total syndications and receivable sales	$4,802.1	$8,160.2	$7,669.0

CIT ANNUAL REPORT 2008 43

Due to market liquidity constraints, and our strategic focus on limiting new business growth, sales and syndication activities were sharply reduced during the second half of 2007 and throughout 2008. Included in the 2008 balances in the table are approximately $1.2 billion of asset-based lending receivables in Corporate Finance that were sold in the second quarter, and the purchasers assumed related funding commitments of approximately $2 billion. During the second quarter of 2007, we sold our U.S. construction portfolio, which totaled approximately $2.6 billion of assets.

During 2008 we also sold approximately $1.4 billion of equipment, primarily aerospace related. During 2007, equipment sold was approximately $0.5 billion, primarily aerospace and rail related.

Acquisition Summary

Financing
and Leasing
Asset Type	Assets	Closing	Segment

Barclays – U.K. and German vendor finance businesses	$2.0 billion	1st quarter 2007	Vendor Finance
Citicapital – U.S. business technology finance unit	$2.0 billion	2nd quarter 2007	Vendor Finance
Edgeview Partners M&A Advisory	–	3rd quarter 2007	Corporate Finance

We had no acquisition activity during 2008. With the exception of the Edgeview M&A acquisition, these acquisitions were add-ons to existing CIT businesses and the existing assets at the acquisition date are not reflected in our new business volume in the year of acquisition.

Disposition Summary

Financing
and Leasing
Asset Type	Assets	Closing	Segment

Construction finance	$2.6 billion	2nd quarter 2007	Corporate Finance
DFS equity joint venture	–	4th quarter 2007	Vendor Finance
Systems leasing	$0.7 billion	4th quarter 2007	Vendor Finance

We had no business dispositions (excluding the sale of our Home Lending business, which is reported as a discontinued operation) during 2008. In addition to normal course sales and syndications in a prior table, we periodically dispose of receivables and other assets that we determine do not meet our risk-adjusted return criteria or do not fit in with our strategic direction, including growth and scale characteristics. This guided the disposition initiatives above, thereby freeing up the corresponding capital for redeployment. Dispositions include the sale of CIT’s 30% interest in its Dell Financial Services joint venture due to Dell’s exercise of its purchase option.

RISK WEIGHTED ASSETS

Managed assets, comprised of financing and leasing assets and receivables securitized in off-balance sheet securitization structures, has historically been utilized by the Company in both the measurement of asset growth and capital adequacy. With our conversion to a bank holding company, the primary measurement of capital adequacy will be based upon risk-weighted asset ratios in accordance with quantitative measures of capital adequacy established by the Federal Reserve. Under the capital guidelines of the Federal Reserve, certain commitments and off-balance sheet transactions are provided asset equivalent weightings, and together with assets, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (U.S. Treasury Bonds) to 100%. The reconciliation of managed assets to risk-weighted assets at December 31, 2008 is presented in the following table:

Managed assets	$67,823.7
Receivables securitized in off-balance sheet structures	(1,568.8)
Other balance sheet assets	15,290.2
Risk-weighting and other adjustments(1)	(2,141.9)

Risk-weighted assets	$79,403.2

(1)	Largely adjustments relating to lower risk assets such as U.S. government guaranteed student loans in part offset by adjustments relating to loan commitments and other off-balance sheet items.

See Note 11 – Capital for more information.

RESULTS BY BUSINESS SEGMENT

The 2008 segment results reflect a change in the methodology for allocating the provision for credit loss, whereby certain amounts previously included in Corporate and Other, including specific reserves for impaired loans and changes in general reserves, are now shown in the results of the business segments. This change principally increased the credit provisions in Corporate Finance, while the changes in the other segments were not significant.

Certain other expenses are not allocated to the operating segments. These are reported in Corporate and Other and consist primarily of the following: (1) certain funding costs, as the segment results reflect debt transfer pricing that matches assets (as of the origination date) with liabilities from an interest rate and maturity perspective; (2) certain tax provisions and benefits; (3) a portion of credit loss provisioning in excess of amounts recorded in the segments, primarily reflecting estimation risk; and (4) dividends on preferred securities, as segment risk adjusted returns are based on the allocation of common equity.

Item 7: Management’s Discussion and Analysis

44 CIT ANNUAL REPORT 2008

The segment returns reflect our historic risk based capital allocation methodology that was based upon segment asset classes, owned and securitized. In conjunction with our transition to a bank holding company, we are evaluating the benefits of transitioning our businesses to a regulatory capital, risk-weighted capital allocation model in 2009.

Results by business segment are discussed below. See Note 23 –Business Segment Information for additional details.

Corporate Finance

For the years ended December 31,	2008	2007	2006

Earnings Summary
Interest income	$1,471.8	$1,764.5	$1,465.1
Interest expense	(883.5)	(1,115.8)	(896.3)
Provision for credit losses	(520.0)	(68.9)	(48.8)
Rental income on operating leases	55.6	56.1	42.2
Other income, excluding rental income on operating leases	20.6	599.6	381.7
Depreciation on operating lease equipment	(33.5)	(37.7)	(33.4)
Other expenses, excluding depreciation	(409.3)	(472.5)	(467.0)
(Provision) benefit for income taxes and minority interest	131.3	(272.3)	(159.2)

Net income (loss)	$(167.0)	$453.0	$284.3

Selected Average Balances
Average finance receivables (AFR)	$21,692.1	$20,652.8	$17,648.2
Average operating leases (AOL)	215.3	201.5	172.6
Average earning assets (AEA)	22,307.9	21,388.7	18,132.2
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	2.74%	3.12%	3.19%
Operating lease margin (rental income net of depreciation as a % of AOL)	10.26%	9.13%	5.10%
Return on risk adjusted capital	(6.5)%	18.8%	13.6%
Net credit losses as a percentage of average finance receivables	0.82%	0.34%	0.22%
New business volume	$6,269.6	$15,974.7	$15,464.2

Corporate Finance consists of a number of units that focus on marketing to different industry sectors such as commercial and industrial (C&I), communications, media and entertainment (CM&E), healthcare, small business lending, energy and real estate. It also provides merger and acquisition services and contains a syndicated loan group. Revenue is generated primarily from the interest earned on loans extended, supplemented by fees collected on the services provided.

  Results for the year were negatively impacted by the deteriorating liquidity, capital markets and credit environment and a disrupted trading market for corporate loans, resulting in higher losses, valuation and impairment charges and lower fee income. The commercial real estate portfolio, approximately $850 million at December 31, 2008, contributed to the negative results through charge-offs and write downs of certain assets. Net income increased in 2007 driven by profitability improvements across most industries and a significant 2007 gain on the sale of the U.S. construction portfolio. Excluding this gain, net income increased sequentially by 10% in 2007. Significant contributors to the 2007 improvements were the syndicated loan group, healthcare and commercial and industrial.
  Total net revenues (the sum of interest, rental and other income, net of interest expense and depreciation) was driven lower in 2008 by restricted asset growth, reduced volumes and lower interest rates, partially mitigated by lower interest expense. Total net revenues increased 32% in 2007 from the prior year. Other income for 2008 included significant valuation charges on receivables held for sale ($104 million), impairment charges on our commercial real estate portfolio and investments, including foreclosed properties ($61 million), and reflected lower fee generation, consistent with the current market conditions. Other income in 2007 (without the benefit of the construction gain) was flat with 2006, reflecting higher fees, including the contribution of higher advisory fees from a 2007 acquisition of a mergers and advisory firm. However, partially offsetting this performance were lower syndication fees due to lack of market liquidity in the latter half of 2007. Finance margins as a percentage of earning assets have trended down over the presented years, and were especially compressed in 2008 due to lower rates.
  Net charge-offs were up in 2008 reflecting a much weaker credit environment and general economic conditions. Increases were across most units, including C&I, CM&E, energy and real estate. Net charge-offs trended up in 2007 on a lower level of recoveries. Other credit metrics, including non-accrual loans also weakened from the prior years.

CIT ANNUAL REPORT 2008 45

  Return on risk-adjusted capital was negative for 2008, impacted by the increase in provisioning and valuation and impairment charges, after increasing in 2007 due to the gain on sale of the U.S. construction portfolio. Absent this gain, the 2007 return was 12.6%.
  Volume was down during 2008 reflecting soft demand for syndication and loan sales during the slowing economy, as well as management of origination volumes. During 2007, originations were strong across virtually all of the businesses. Newer businesses such as the syndicated loan group (up 49% to $2.3 billion) contributed to the 10% increase over 2006.
  Owned assets were down 6% in 2008 from 2007 reflecting receivable and asset sales and low volumes. During 2008, $3.5 billion of assets were sold or syndicated, including $1.2 billion of asset-based commercial loans sold for liquidity purposes. 2007 growth was up 7% over 2006, muted by the sale of the $2.6 billion construction portfolio. Growth during 2007 was highlighted by the commercial and industrial and the syndicated loan groups. Securitized assets (off-balance sheet financing) were down in 2008, as the market for these sales was constrained and we completed more secured financing (on-balance sheet financing).

Transportation Finance

For the years ended December 31,	2008	2007	2006

Earnings Summary
Interest income	$193.4	$191.1	$142.0
Interest expense	(577.2)	(577.9)	(482.2)
Provision for credit losses	25.0	32.0	(2.2)
Rental income on operating leases	1,345.3	1,298.7	1,080.0
Other income, excluding rental	124.0	74.0	53.1
Depreciation on operating lease equipment	(596.1)	(552.0)	(455.3)
Other expenses, excluding depreciation	(138.6)	(154.7)	(130.0)
(Provision) benefit for income taxes and minority interest	(48.7)	(40.1)	54.4

Net income (loss)	$327.1	$271.1	$259.8

Selected Average Balances
Average finance receivables	$2,607.2	$2,319.7	$1,646.1
Average operating leases	11,310.4	10,467.3	9,265.8
Average earning assets	13,918.2	12,787.5	10,936.4
Statistical Data
Net finance revenue as a % of AEA	2.63%	2.81%	2.60%
Operating lease margin	6.62%	7.13%	6.74%
Return on risk adjusted capital	19.0%	16.3%	18.4%
Net credit (recoveries) losses as a percentage of average finance receivables	(0.05)%	(1.39)%	0.08%
New business volume	$2,755.1	$3,060.4	$3,137.2

Transportation Finance primarily leases aircraft to airline companies globally and rail equipment to North American operators, and provides other financing to these customers as well as those in the defense sector. Revenue is primarily generated from the rents collected on the leased assets, and to a lesser extent from the interest on loans and gains from assets sold.

  This segment continued to perform well with bottom line performance up over the past two years. The 2008 improvement reflected higher gains from equipment sales, while the 2007 improvement reflected higher operating lease net revenues (rental income less the related equipment depreciation expense).
  Total net revenues improved 13% in 2008, on top of a 28% increase in 2007, driven primarily by higher gains on aircraft sales in 2008 and stronger operating lease margins during 2007.
  Operating lease margins declined in 2008, reflecting somewhat lower rates in aerospace, while rail utilization rates were down slightly. Depreciation expense was up on a higher asset base as well as some adjustments on certain lease residuals.
  Credit metrics remained strong. There was a small net recovery in 2008. During 2007 we recovered $32 million of previously charged off U.S. carrier balances in commercial aerospace. Non-accrual loans were up in 2008.
  Return on risk-adjusted capital for 2008 improved on both prior year periods.
  New business volume decreased as the slowing economy affected both air and rail. However we continued to place all aircraft delivered during the year on leases. We ended the year with 114 aircraft on order. See Note 17 – Commitments for additional information.
  Asset growth moderated, up 5% during 2008, on top of a 13% increase for 2007, driven by new aircraft deliveries from our order book and loans to major carriers. During 2008, we placed 23 new aircraft from our order book. Our commercial aircraft were fully utilized at the end of 2008. Rail demand experienced some softening during 2008. Our rail assets were 94% utilized at the end of 2008 and utilization including customer commitments to lease was 95%.

Item 7: Management’s Discussion and Analysis

46 CIT ANNUAL REPORT 2008

Trade Finance

For the years ended December 31,	2008	2007	2006

Earnings Summary
Interest income	$210.2	$291.0	$272.6
Interest expense	(80.5)	(116.2)	(109.9)
Provision for credit losses	(74.5)	(33.4)	(38.0)
Other income, commissions	197.2	226.6	233.4
Other income, excluding commissions	46.8	54.4	58.0
Other expenses	(141.2)	(157.4)	(156.3)
(Provision) benefit for income taxes and minority interest	(58.4)	(101.0)	(97.6)

Net income (loss)	$99.6	$164.0	$162.2

Selected Average Balances
Average finance receivables	$6,740.3	$7,153.0	$6,820.6
Average earning assets(1)	3,258.4	3,018.0	2,706.1
Statistical Data
Net finance revenue as a % of AEA	3.98%	5.79%	6.01%
Return on risk adjusted capital	12.1%	17.8%	18.3%
Net credit losses as a percentage of average finance receivables	0.92%	0.44%	0.55%
Factoring volume	42,204.2	44,967.3	44,654.5

(1)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Trade Finance provides factoring, receivable and collection management products, and secured financing to businesses that operate in several industries, including apparel, textile, furniture, home furnishings and electronics, that are primarily U.S.-based with some international business in Asia and Europe. Revenue is generated from commissions earned on factoring activities and interest on loans.

  Net income was down in 2008 reflecting the weakening retail environment, especially during the peak fourth quarter holiday shopping season, driving down volume and in turn commissions.
  Total net revenues were down 18% for 2008 as interest income declined on margin compression and other income was down on lower commissions. Total net revenues increased slightly in 2007 on higher assets while other income declined modestly from 2006, as lower commission income rates were offset by higher factoring volume.
  Net charge-offs increased from the prior two periods, reflecting the weak retail environment. Non-accrual accounts were double the 2007 level, which had trended down from 2006.
  Return on risk adjusted capital trended down over the periods presented, consistent with the 2008 increase in the provision for credit losses and decline in net finance revenue.
  Assets were down 18% from 2007 reflecting lower factored volume and tighter credit standards as the retail environment softened.

CIT ANNUAL REPORT 2008 47

Vendor Finance

For the years ended December 31,	2008	2007	2006

Earnings Summary
Interest income	$1,049.3	$1,124.0	$856.2
Interest expense	(633.1)	(611.5)	(419.1)
Provision for credit losses	(131.2)	(52.1)	(45.4)
Rental income on operating leases	566.4	638.2	599.4
Other income, excluding rental income	72.7	585.5	388.9
Depreciation on operating leases equipment	(516.1)	(583.4)	(534.8)
Other expenses, excluding depreciation and goodwill and intangible impairment charges	(433.7)	(482.3)	(397.1)
Goodwill and intangible impairment charges	(467.8)	–	–
(Provision) benefit for income taxes and minority interest	143.7	(208.3)	(172.3)

Net income (loss)	$(349.8)	$410.1	$275.8

Selected Average Balances
Average finance receivables	$10,666.9	$10,137.7	$7,185.4
Average operating leases	1,062.5	1,115.2	1,020.4
Average earning assets	11,865.5	12,077.6	8,835.7
Statistical Data
Net finance revenue as a % of AEA	3.93%	4.70%	5.68%
Operating lease margin	4.73%	4.91%	6.33%
Return on risk adjusted capital	(23.4)%	24.9%	27.0%
Net credit losses as a percentage of average finance receivables	1.24%	0.57%	0.60%
New business volume	$8,183.2	$9,733.5	$8,201.9

Vendor Finance offers vendor programs in information technology, telecommunications equipment, healthcare and other asset types across multiple industries. It earns revenues on financing to commercial and consumer end users for the purchase or lease of products and fees on services provided, such as asset management services, loan processing and real-time credit adjudication.

  The 2008 results reflect goodwill and intangible asset impairment charges, as well as impairment charges on securitized retained interests, and charges incurred in connection with the remediation of reconciliation matters in the European Vendor Finance business (discussed below). Absent these, results were positive, but lagged last year. Net income improved in 2007 from 2006 due to a gain from the sale of CIT’s 30% interest in the U.S. based Dell Financial Services (DFS) joint venture (resulting from Dell exercising its purchase option) and a $21.0 million gain on the sale of the U.S. Systems Leasing portfolio. Excluding the DFS gain, net income was down, as the reduction in other income was only partially mitigated by improved finance revenue.
  Total net revenues were down in 2008, primarily reflecting lower other income. Other income included impairment charges on securitized retained interests of $55.6 million, and lower joint venture fees. Excluding the DFS and systems leasing gains, 2007 total net revenues decreased from 2006 driven by lower other income, principally lower joint venture fees, lower gains from equipment sales, and fewer securitization sales. Net finance revenue decreased in 2008 primarily on slowing growth, while 2007 increased driven by higher asset levels from two significant acquisitions, totaling approximately $4 billion.
  Pre-tax charges for 2008 totaling $86.4 million in the European Vendor Finance business resulting from the remediation of reconciliation controls. Of the balance, $82.4 million relates to prior periods, principally 2004, 2005 and 2006. These adjustments are reflected in several lines on the 2008 income statement, most notably a $7.6 million reduction to interest income, $29.4 million decrease to other income, $32.7 million increase to non-operating expenses and $12.7 million increase to goodwill and intangible assets impairment charges. See the Overview section for further detail.
  Net charge-offs increased in 2008, reflecting the overall environment. Net charge-offs as a percentage of average finance receivables improved in 2007. Delinquencies trended up during the past two years, while year-end 2008 non-performing asset levels were down from 2007.
  Absent the above noteworthy items, return on risk-adjusted capital was 6%, down from 16% on a comparable basis.
  New business volume decreased 16% in 2008 as we managed growth and volume was also impacted by the sale of the DFS joint venture interest. 2007 volume increased 19% as activity from new vendor partners and acquisitions offset the anticipated lower volumes from one U.S. joint venture.
  During the year, we brought approximately $2.4 billion on-balance sheet of certain previously securitized receivables, which is more beneficial under BHC capital guidelines. Rather than recognizing accretion on the previously recognized securitization retained interest, we will record finance income and interest expense on the finance receivables and debt now reflected on-balance sheet.

Item 7: Management’s Discussion and Analysis

48 CIT ANNUAL REPORT 2008

  Total financing and leasing assets, including securitized, were $12.9 billion, down from $16.1 billion at the end of 2007, reflecting lower volume and our focus on liquidity. 2007 owned and securitized assets were up 31% from the prior year as the asset growth from acquisitions and strong volumes offset the sale of the systems leasing portfolio and the 20% decline in U.S. Dell program assets.

Consumer

For the years ended December 31,	2008	2007	2006

Earnings Summary
Interest income	$580.2	$781.9	$532.9
Interest expense	(462.5)	(648.6)	(416.9)
Provision for credit losses	(348.2)	(55.4)	(16.1)
Other income, excluding rental income	3.0	47.2	63.0
Other expenses, excluding goodwill and intangible impairment charges	(72.0)	(93.5)	(107.4)
Goodwill and intangible impairment charges	–	(312.7)	–
Benefit for income taxes and minority interest	115.0	6.2	(13.7)

Net income (loss)	$(184.5)	$(274.9)	$41.8

Selected Average Balances
Average finance receivables	$12,771.9	$10,762.5	$7,421.0
Average earning assets	12,864.1	11,303.8	7,705.8
Statistical Data
Net finance revenue as a % of AEA	0.91%	1.18%	1.55%
Return on risk adjusted capital	(73.4)%	(54.8)%	9.1%
Net credit losses – owned as a percentage of average finance receivables	0.94%	0.49%	0.19%
New business volume	$1,377.1	$6,630.2	$6,883.3

Our Consumer segment includes student lending and consumer portfolios held by CIT Bank, a Utah-based state bank. The existing student loan portfolio is running off as we ceased offering government-guaranteed loans in 2008 and private loans during 2007. During 2008, in conjunction with CIT becoming a bank holding company, the bank was granted permission to convert its charter to become a Utah state bank.

  The losses recorded in this segment for the past two years reflect higher credit costs in 2008 and $313 million of impairment charges in 2007 to write-off the goodwill and intangible assets associated with the student lending business and higher provisioning for charge-offs of other unsecured consumer loans in 2007.
  Total net revenues were down in 2008 as we ceased offering student loans, collections decreased as non-accrual balances increased, and sales of receivables declined as the secondary market for loan sales seized up with the overall credit markets tightening. Net finance margin was down as a percentage of AEA, reflecting increased conduit financing costs, higher non-accrual balances in 2008 and the growth in the lower margin federally guaranteed student lending portfolio during 2007. Average earning assets increased in 2008 reflecting the impact of the growing portfolio before the decision to cease originating new student loans in early 2008.
  Net charge-offs were up in 2008 driven by higher student loan charge-offs and in 2007 primarily due to the other consumer loans in CIT Bank. We expect this higher level of charge-offs to continue as we run off these portfolios. Non-accrual loans also increased, driven by the private student loan portfolio.
  Reserves were increased from $62 million at December 31, 2007 to $238 million, primarily related to the private student loan portfolio. During 2008 a pilot training school declared bankruptcy. At December 31, 2008, loans to these students totaled approximately $192 million.
  Assets were up for 2008 reflecting funding of commitments, but were down $254 million during the fourth quarter. See “Concentrations” section for more detail on student lending.

CIT ANNUAL REPORT 2008 49

Corporate and Other

For the years ended December 31,	2008	2007	2006

Earnings Summary
Interest income	$133.3	$85.6	$56.0
Interest expense	(502.3)	(347.0)	(211.4)
Provision for credit losses	(0.3)	(64.0)	(9.3)
Other income	28.7	(12.5)	(1.6)
Other expenses, excluding provision for severance and facilities exiting activities and gain (loss) on debt and debt related derivative extinguishments	(85.2)	(28.4)	(18.3)
Other expenses – provision for severance and facilities exiting activities	(166.5)	(37.2)	(19.6)
Other expenses – gain (loss) on debt and debt related derivative extinguishments	73.5	(139.3)	–
Benefit for income taxes, preferred stock dividends and minority interest	160.3	311.5	106.0

Net loss	$(358.5)	$(231.3)	$(98.2)

Statistical Data
Return on risk adjusted capital	(6.2)%	(3.4)%	(1.4)%

Corporate and other expense is comprised primarily of net interest expense not allocated to the segments, provisions for severance and facilities exit activities (see Expense section for detail) and certain corporate overhead expenses.

  Pretax net interest expense increased to $369.3 million from $261.4 million in 2007 and $155.5 million in 2006. The upward trend reflects costs associated with maintaining excess liquidity and issuing higher-cost secured borrowings following disruption to the Company’s historic funding model in late 2007.
  Other expenses, excluding provision for severance and facilities exiting activities and gain (loss) on debt and debt related derivative extinguishments for 2008 included approximately $31 million of advisory fees and other costs related to our transition to a bank holding company.
  The total incremental pretax amounts of interest and indirect overhead expense that were previously allocated to the Home Lending segment and remain in Corporate and Other were approximately $185 million, $199 million and $138 million for the years ended December 31, 2008, 2007 and 2006.
  The 2008 net gain on debt and debt related derivative extinguishments includes fourth quarter gains of approximately $216 million primarily relating to the early extinguishment of debt, convertible bonds related to our equity units exchange offer and Euro and Sterling denominated unsecured notes, offset by first quarter losses of $148 million due to the discontinuation of hedge accounting for interest rate swaps hedging our commercial paper program. The 2007 loss on early extinguishments of debt reflects the after tax charge to call $1.5 billion in high coupon debt and preferred capital securities.
  The net loss also includes $64.7 million, $30.0 million and $30.2 million of preferred dividends, in 2008, 2007 and 2006, respectively, consistent with our methodology which does not fully allocate high cost funding and other related costs related to actions taken in response to the disruption to our funding model.

Item 7: Management’s Discussion and Analysis

50 CIT ANNUAL REPORT 2008

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 5.2% of our total financing and leasing assets at December 31, 2008 (the largest account being less than 1.0%), 4.6% at December 31, 2007, and 5.4% at December 31, 2006. The largest accounts primarily consist of companies in the retail, transportation and energy industries.

Operating Leases

Operating Leases as of December 31, (dollars in millions)

	2008	2007	2006

Transportation Finance – Aerospace(1)	$7,236.0	$7,206.8	$6,327.6
Transportation Finance – Rail and Other	4,248.5	3,824.8	3,518.7
Vendor Finance	958.5	1,119.3	967.2
Corporate Finance	263.4	459.6	204.4

Total	$12,706.4	$12,610.5	$11,017.9

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

The increases in the Transportation Finance – Aerospace reflects deliveries of 23 new commercial aircraft from our committed purchase orders. We had 216 commercial aircraft on operating lease at December 31, 2008, compared with 219 last year and 192 in 2006. As of December 31, 2008, our operating lease railcar portfolio consisted of approximately 101,000 cars including 29,000 cars under sale-leaseback contracts. Railcar utilization remained fairly strong with approximately 94% of our fleet in use.

Joint Venture Relationships

Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell, Snap-on and Avaya are among our largest alliances.

We have multiple program agreements with Dell, one of which was Dell Financial Services (DFS), covering originations in the U.S. The agreement provided Dell with the option to purchase CIT’s 30% interest in DFS, which was exercised during the fourth quarter of 2007. We maintain the right to provide 25% (of sales volume) funding to DFS in 2009. We also retain vendor finance programs for Dell’s customers in Canada and in more than 40 countries outside the United States that are not affected by Dell’s purchase of our DFS interest.

The joint venture agreement with Snap-on runs until January 2010. The Avaya agreement, which relates to profit sharing on a CIT direct origination program extends through September 2009, pursuant to a renewal provision in the agreement.

Our financing and leasing assets include amounts related to the Dell, Snap-on, and Avaya joint venture programs. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities. A significant reduction in origination volumes from any of these alliances could have a material impact on our asset and net income levels.

For additional information regarding certain of our joint venture activities, see Note 22 – Certain Relationships and Related Transactions.

Joint Venture Relationships as of December 31 (dollars in millions)

	2008	2007	2006

Owned Financing and Leasing Assets
Dell U.S.	$2,188.7	$604.7	$1,307.9
Dell – International	1,503.6	1,748.1	1,667.9
Snap-on	1,026.7	1,010.5	1,001.2
Avaya Inc	560.9	399.7	478.0

	$5,279.9	$3,763.0	$4,455.0

Securitized Financing and Leasing Assets
Dell U.S.	$234.4	$2,341.6	$2,394.5
Dell – International	16.8	84.7	122.3
Snap-on	10.2	24.1	39.2
Avaya Inc	167.2	402.4	446.1

	$428.6	$2,852.8	$3,002.1

CIT ANNUAL REPORT 2008 51

The increase in owned Dell U.S. assets and the corresponding decrease in securitized Dell U.S. assets, reflects the restructuring of a securitized vehicle that returned previously securitized receivables on-balance sheet.

Geographic Concentrations

The following table represents our geographic profile of our financing and leasing assets by obligor location.

Regional and Industry Composition – Owned Financing and Leasing Assets (dollars in millions)

	December 31, 2008		December 31, 2007		December 31, 2006

Geographic	Amount	Percent	Amount	Percent	Amount	Percent

Northeast	$12,477.3	18.8%	$12,572.5	18.5%	$10,642.0	18.4%
Midwest	11,295.9	17.0%	11,116.3	16.4%	10,014.5	17.3%
West	10,043.8	15.2%	10,189.6	15.0%	9,135.4	15.8%
Southeast	8,076.6	12.2%	8,211.9	12.1%	7,897.7	13.7%
Southwest	6,435.9	9.7%	5,849.2	8.6%	5,753.2	10.0%

Total U.S.	48,329.5	72.9%	47,939.5	70.6%	43,442.8	75.2%
Canada	4,519.3	6.8%	4,841.1	7.2%	3,823.3	6.6%
Other international	13,406.1	20.3%	15,016.9	22.2%	10,534.5	18.2%

Total	$66,254.9	100.0%	$67,797.5	100.0%	$57,800.6	100.0%

The following table summarizes significant state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our owned financing and leasing portfolio assets.

Further Breakdown of Geographic Concentrations by Obligor as of December 31

	2008	2007	2006

State
California	7.7%	7.4%	7.7%
Texas	7.3%	6.4%	7.4%
New York	7.0%	6.7%	6.6%
All other states	51.0%	50.1%	53.5%

Total U.S.	73.0%	70.6%	75.2%

Country
Canada	6.8%	7.2%	6.6%
England	3.8%	5.8%	4.0%
Germany	2.1%	2.5%	1.3%
China	1.7%	1.7%	1.4%
Mexico	1.9%	1.5%	1.3%
Australia	1.3%	1.3%	1.2%
Spain	1.0%	1.0%	1.0%
France	0.9%	0.9%	1.1%
All other countries	7.5%	7.5%	6.9%

Total International	27.0%	29.4%	24.8%

Item 7: Management’s Discussion and Analysis

52 CIT ANNUAL REPORT 2008

Industry Concentrations

The following table represents our financing and leasing assets by the industry of the obligor location.

(dollars in millions)

	December 31, 2008		December 31, 2007		December 31, 2006

Industry	Amount	Percent	Amount	Percent	Amount	Percent

Student lending(1)	$12,173.3	18.4%	$11,585.0	17.1%	$8,772.7	15.2%
Manufacturing(2)	9,452.4	14.3%	9,923.5	14.6%	8,383.3	14.5%
Commercial airlines (including regional airlines)	8,631.9	13.0%	8,625.8	12.7%	7,344.0	12.7%
Retail(3)	5,833.6	8.8%	7,225.6	10.7%	6,759.0	11.7%
Service industries	4,726.8	7.1%	5,282.7	7.8%	3,966.4	6.8%
Healthcare	4,333.5	6.5%	4,223.1	6.2%	3,388.4	5.9%
Transportation(4)	2,953.7	4.5%	3,138.8	4.6%	3,063.9	5.3%
Consumer based lending – non-real estate(5)	2,248.6	3.4%	1,316.2	1.9%	1,412.6	2.4%
Energy and utilities	1,678.0	2.5%	1,595.2	2.4%	1,776.9	3.1%
Communications	1,658.6	2.5%	1,625.3	2.4%	1,367.0	2.4%
Finance and insurance	1,629.3	2.5%	1,583.8	2.3%	896.5	1.5%
Wholesaling	1,303.2	2.0%	1,889.9	2.8%	2,485.0	4.3%
Other (no industry greater than 2%)(6)	9,632.0	14.5%	9,782.6	14.5%	8,184.9	14.2%

Total	$66,254.9	100.0%	$67,797.5	100.0%	$57,800.6	100.0%

(1)	Includes Private (non-government guaranteed) loans of $739.9 million and $599.3 million at December 31, 2008 and December 31, 2007. Loans to students at the top 5 institutions, based on outstanding exposure, represents approximately 50% of the private loan portfolio based on unpaid principal balance.
(2)	2008 includes manufacturers of apparel (1.8%), followed by chemical and allied products, food and kindred products, steel and metal products and industrial machinery and equipment.
(3)	2008 includes retailers of apparel (3.6%) and general merchandise (3.1%).
(4)	Includes rail, bus, over-the-road trucking industries and business aircraft.
(5)	Includes Dell consumer loans brought back on balance sheet.
(6)	Includes commercial real estate of $850 million (1.3%).

CIT ANNUAL REPORT 2008 53

We believe the following discussions, covering aerospace and student lending industries are of interest to investors.

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	December 31, 2008		December 31, 2007		December 31, 2006

Commercial Aerospace Portfolio:	Net Investment	Number	Net Investment	Number	Net Investment	Number

By Region:
Europe	$2,715.7	88	$2,906.2	94	$2,880.2	88
U.S. and Canada	1,188.7	70	1,279.5	60	1,288.0	60
Asia Pacific	2,299.6	81	2,274.9	82	1,705.6	52
Latin America	1,343.3	41	1,136.0	36	835.4	27
Africa / Middle East	552.4	14	567.8	15	402.1	10

Total	$8,099.7	294	$8,164.4	287	$7,111.3	237

By Manufacturer:
Boeing	$3,387.2	156	3,579.6	154	$3,105.7	124
Airbus	4,685.9	137	4,575.8	132	3,996.2	113
Other	26.6	1	9.0	1	9.4	–

Total	$8,099.7	294	$8,164.4	287	$7,111.3	237

By Body Type(1):
Narrow body	$6,268.7	237	$6,136.4	226	$5,168.9	179
Intermediate	1,598.8	44	1,821.9	48	1,690.3	43
Wide body	205.6	12	197.1	12	242.7	15
Other	26.6	1	9.0	1	9.4	–

Total	$8,099.7	294	$8,164.4	287	$7,111.3	237

By Product:
Operating lease	$7,156.6	216	$7,120.1	219	$6,274.0	192
Leveraged lease (other)	42.3	2	40.8	2	95.2	4
Leveraged lease (tax optimized)	49.0	1	45.4	1	43.1	1
Capital lease	140.2	5	225.5	9	151.9	6
Loan	711.6	70	732.6	56	547.1	34

Total	$8,099.7	294	$8,164.4	287	$7,111.3	237

Number of accounts		108		105		92
Weighted average age of fleet (years)		5		5		5
Largest customer net investment	$376.8		$287.3		$288.6
Off-lease aircraft	–		–		–

(1)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

Our top five commercial aerospace outstandings totaled $1,396.2 million at December 31, 2008. All of the top five outstandings are to carriers outside of the U.S. The largest outstandings to a U.S. carrier at December 31, 2008 was $165.4 million. Aerospace depreciation expense for the years ended December 31, 2008, 2007 and 2006 totaled $352.8 million, $330.5 million, and $299.4 million.

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

Item 7: Management’s Discussion and Analysis

54 CIT ANNUAL REPORT 2008

expected undiscounted cash flow. Included among these assumptions are the following: lease terms, remaining life of asset, lease rates, remarketing prospects and maintenance costs.

See Note 17 – Commitments for additional information regarding commitments to purchase additional aircraft.

Student Lending (Student Loan Xpress)

Our Consumer segment includes our student loan portfolio that is running off. We ceased offering government-guaranteed student loans in 2008 and private student loans during 2007. The portfolio grew in 2008 due to existing funding commitments. We service approximately 70% of the portfolio in-house. Loan origination volumes totaled $1.3 billion in 2008, $5.9 billion in 2007, and $6.3 billion in 2006. We generated approximately $3.1 billion of loans since May 1, 2007 that potentially qualify for Term Asset-Backed Security Lending Facility (TALF). Student Loan Xpress had arrangements with certain financial institutions to sell selected loans and worked jointly with these financial institutions to promote these relationships. These sales are held on-balance sheet and are further described in On-balance Sheet Securitization Transactions.

Finance receivables by product type for our student lending portfolio are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006

Consolidation loans	$9,101.4	$9,050.4	$7,399.8
Other U.S. Government guaranteed loans	2,332.0	1,935.3	1,064.1
Private (non-guaranteed) loans and other	739.9	599.3	308.8

Total	$12,173.3	$11,585.0	$8,772.7

Delinquencies (sixty days or more) %	5.66%	5.06%	4.71%
Top state concentrations	California, New York, Texas, Ohio, Pennsylvania
Top state concentrations (%)	36%	36%	35%

In February 2008, a private pilot training school, whose students had outstanding loans totaling approximately $192 million at December 31, 2008, filed for Chapter 7 bankruptcy. Management has provided for estimated uncollectible amounts in the reserve for credit losses, and is advancing collection and work-out strategies with a goal to resolve this matter as expeditiously as possible. Loans to students at the top 5 institutions, based on outstanding exposure, represent approximately 50% of the private loan portfolio on an unpaid principal balance (UPB) basis at December 31, 2008. See Note 18 – Legal Proceedings for more information.

During the third quarter of 2007, legislation was passed with respect to the student lending business. Among other things, the legislation reduced the maximum interest rates that can be charged by lenders in connection with a variety of loan products, increased loan origination fees paid to the government by lenders, and reduced the lender guarantee percentage. The legislation went into effect for all new FFELP student loans with the first disbursements on or after October 1, 2007. The reduced guarantee percentage, from 97% to 95%, goes into effect for loans originated after October 1, 2012. As a result, management assessed the value of goodwill associated with our student lending business following the passage of this legislation, and in the fourth quarter of 2007, based on decreased market valuations and lower profit expectations for student lending businesses due to higher funding and credit costs, we wrote off the entire balance of goodwill and intangible assets, approximately $313 million. See Note 24 for additional information regarding goodwill and intangible assets.

RISK MANAGEMENT

Our business activities involve various elements of risk. We consider the principal types of risk to be market risk (including interest rate, foreign currency derivative and liquidity risk), credit risk (including credit, collateral and equipment risk), compliance risk (compliance with laws and regulations), and operations risk (operational errors or employee misfeasance or malfeasance). Managing risks is essential to conducting our businesses and to our profitability. Accordingly, our risk management systems and procedures are designed to identify and analyze key business risks, to set appropriate policies and limits, and to continually monitor these risks and limits by means of reliable administrative and information systems, along with other policies and programs. The Chief Credit and Risk Officer oversees credit and equipment risk, and compliance and operations risk management across the businesses while the Vice Chairman and Chief Financial Officer oversees market risk management.

The Enterprise Risk Committee (“ERC”) provides supervision and oversight for the corporate-wide risk management process. The ERC, which includes the CEO, CFO, COO and Chief Credit and Risk Officer, approves and oversees the execution of the Company’s risk management policies, procedures and overall risk profile.

CIT ANNUAL REPORT 2008 55

LIQUIDITY RISK MANAGEMENT

Our goal with respect to liquidity management is to achieve a stable and balanced funding model capable of providing consistent and diverse funding at an economic cost of capital to our commercial lending and leasing operations. We believe this objective is best obtained by utilizing a wide array of financing products across diverse markets. The primary financing products employed in the Company’s capital structure include senior and subordinated debt, bank debt, deposits and secured financings. Principal markets we access to fund the Company include the public and private, institutional and retail, domestic and foreign capital markets, U.S. consumer deposits, and the global bank credit markets.

The credit markets disruption that began in 2007, continued throughout 2008 and into 2009 and resulted in our inability to access the commercial paper and unsecured term debt markets. In response, we utilized our bank facilities and commenced a strategy to re-focus the business and to transition our funding model. Throughout the process, we emphasized the maintenance of adequate liquidity given the constrained credit markets, and in the process created a smaller enterprise focused exclusively on commercial finance. The culmination of our efforts during 2008 was the Company’s strategic transition to a BHC.

The following sections discuss our 2008 funding actions, our current liquidity position, our 2009 initiatives and the evolution of our long-term funding model.

2008 Funding Actions

Deterioration in the capital markets accelerated in the first quarter of 2008, our debt credit ratings were downgraded and we effectively lost economic access to the unsecured debt markets. Accordingly, we drew all $7.3 billion of our back up bank lines in March 2008 to maximize liquidity and provide the Company with flexibility. Since drawing on our bank lines in March, the Company has raised significant liquidity in a difficult environment. In 2008 we:

  Sold $1 billion of common equity via sales of 93.6 million shares in April and $0.3 billion (86.3 million shares) in December;
  Sold $0.6 billion of convertible preferred equity in April;
  Sold $2.33 billion of CIT perpetual preferred stock and related warrants to the U.S. Department of the Treasury as a participant in the federal government’s CPP, part of the TARP;
  Secured a $3 billion long-term, financing facility from Goldman Sachs and a $500 million financing facility from Wells Fargo;
  Borrowed approximately $550 million under secured aircraft financing facilities;
  Refinanced $8 billion of secured funding facilities including approximately $4 billion of conduit facilities that finance on balance sheet government-guaranteed student loans, a $2.7 billion conduit facility to finance equipment loans and leases and a $1.3 billion conduit facility that finance Trade Finance receivables;
  Sold the home lending business and manufactured housing portfolio in early July, with substantially all of the $1.8 billion in cash proceeds received and all $4.4 billion of the related secured debt transferred. Final payment was received in February 2009;
  Originated and funded commercial loans in CIT Bank;
  Sold or syndicated over $6.2 billion of assets including middle-market loans, vendor receivables and commercial aircraft; and
  Proactively managed the balance sheet, including controlling new business volumes.

These liquidity actions supported new business originations and, along with portfolio cash inflows, facilitated our payment of $2.8 billion of maturing commercial paper, $10.1 billion of unsecured term debt and $2.1 billion in bank borrowings in 2008.

Current Liquidity Position

We ended the year with $8.4 billion of cash and cash equivalents, including $4.5 billion of corporate cash, $1.2 billion of cash and short-term investments at CIT Bank (available to fund commercial originations by the bank), $2.7 billion of other cash balances and restricted cash (largely related to securitizations). The amounts above exclude approximately $100 million held in the Reserve Primary Fund at December 31, 2008, a money market fund in orderly liquidation.

We have committed international bank lines of $454.2 million to support our international operations and secured lending structures with Goldman Sachs and Wells Fargo. The term of the Goldman Sachs facility is 20 years (15 year weighted life) and the term of the $500 million Wells Fargo facility is five years. See Secured Borrowings and On-Balance Sheet Securitization Transactions for more information on the Goldman Sachs secured lending facility.

Financing and leasing assets that were pledged or encumbered totaled $27.9 billion and unencumbered financing and leasing assets totaled $38.1 billion at December 31, 2008. Although the Company has remaining capacity with respect to this funding source, there are limits to the amount of assets that can be encumbered in order to maintain our debt ratings.

Our unsecured notes are issued under indentures containing certain covenants and restrictions on CIT. Among the covenants, which also apply to our credit agreements, is a negative pledge provision that limits the granting or permitting of liens on the assets owned by the holding company. In addition, our credit agreements also contain a requirement that CIT maintain a minimum book net worth of $4.0 billion. See Note 26 for consolidating financial statements of CIT Group Inc. (the parent company) and other subsidiaries.

Item 7: Management’s Discussion and Analysis

56 CIT ANNUAL REPORT 2008

Our estimated funding needs for the next twelve months, including unsecured debt and bank line maturities and equipment purchase commitments, approximate $10.7 billion. We anticipate satisfying these needs through a combination of cash on hand, existing borrowing facilities, additional secured financings, deposit growth, which will be accelerated if the Section 23A waiver is granted, and potential debt issuance under the TLGP and new loan origination limitations. If we are unsuccessful in our requests for TLGP or Section 23A waiver approval, we would significantly reduce new loan and lease originations and retain cash flow from portfolio payments, which are expected to approximate $13 billion over the next 12 months.

Our estimated 2009 funding requirements and alternative liquidity plan are detailed in the following table:

Estimated Funding Plan for the year 2009 (dollars in billions)

Estimated 12-month funding requirement:		$10.7
Unsecured debt maturities(1)	$8.0
Bank borrowings due April 2009	$2.1
Purchase commitments (largely aircraft)	$0.6
Estimated 12-month funding sources:		$12.7
Existing Cash(2)	$4.5
Available borrowings under Goldman Sachs & Wells Fargo facilities	$1.6
Secured aircraft financings supported by the ECA(3)	$0.6
Other committed and available asset-backed financings(4)	$1.0
Non-bank portfolio reduction strategies(5)	$5.0
Note: Estimated funding sources exclude TLGP (up to $10 billion if approved) and Section 23A initiatives described previously.

(1)	Unsecured debt maturities excluding $0.5 billion of corresponding international debt maturities and maturing asset-backed facilities.
(2)	Cash excludes $1.2 billion of CIT Bank cash and cash equivalents, $1.2 billion of restricted cash and $1.5 billion of other cash balances and short-term investment balances which are not immediately available.
(3)	The Company expects to finance all new aircraft deliveries over the next 12-months via ECA provided facilities as the 12-month order book is comprised exclusively of Airbus aircraft.
(4)	Other asset-backed issuance is comprised of committed and available conduit capacity, principally in facilities collateralized by equipment.
(5)	Non-bank portfolio reduction strategies include: Liquidating portfolio run-off (principally student loans), reduced non-bank origination volume and further asset sales.

Our capacity to originate new business and our ability to improve profitability depends on the degree of our success regarding TLGP and/or Section 23A waiver. Our liquidity plan is dynamic and management expects to be monitoring markets and adjusting our plan as conditions change.

Principal variables to the Company’s base funding plan as outlined above, and which is based upon management’s estimates regarding future events, include commitment draws by our customers in excess of plan (related to approximately $5.5 billion of outstanding commercial loan commitments), inability to do new secured borrowings, reduced asset sales, lower collections from our borrowers and mark to market calls on certain secured borrowing facilities, principally the Goldman Sachs facility. Risks to our funding plan are discussed further on the following page.

Long-Term Funding Objectives

Another element of our strategy relates to the transition of our funding model to that of a BHC as we seek to develop funding options capable of consistently providing diverse and economically efficient sources of capital to our commercial franchise businesses. For example, the change of our industrial bank to a state bank enables us to take retail deposits (in addition to its existing wholesale deposit taking capabilities). Bank deposits, secured borrowings and other funding structures will play a greater role in our prospective liability structure as we intend to significantly reduce our use of unsecured debt.

The Company believes that a more balanced funding model is fundamental to its long-term business model and that reducing bank borrowings and maintaining ample capital and strong credit ratings are essential to achieving that objective. Accordingly, our strategy is to migrate our historic funding composition to the following more balanced model:

Historic and Planned Funding Composition at December 31, 2008

Funding Composition	Historic	Planned
Unsecured debt capital markets*	70-75%	25-50%
Secured asset-backed markets	20-30%	20-40%
Deposits	0-5%	20+%
Other funding structures	—	10-20%

*	We are not currently able to economically access the unsecured debt markets.

Our credit ratings are an important factor in meeting our earnings and net finance revenue targets, as better ratings correlate to lower cost of funds and broader market access. Below is a summary of our credit ratings. The changes for 2008 include ratings downgrades from Moody’s, Standard & Poor’s and Fitch and negative reviews (from stable) for DBRS.

Credit Ratings(1) (as of March 2, 2009)

	Short-Term	Long-Term	Outlook

Moody’s	P-2	Baa2	Negative
Standard & Poor’s	A-2	BBB+	Negative
Fitch	F2	BBB	Negative
DBRS	R-2H	AL	Negative

(1)	The credit ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

CIT ANNUAL REPORT 2008 57

Risks to Our Liquidity Plan

The liquidity and capital enhancement measures described previously are designed to maintain the Company’s access to liquidity and restore competitively-priced funding in order to support its long-term business model. If the Company’s application to participate in the TLGP program is approved and it is able to raise up to $10 billion of debt at attractive costs, or if our request for a Section 23A waiver is granted and we are able to transfer between $22 billion and $28 billion of assets into CIT Bank, the Company will be in a position to meet its maturing debt and other financial obligations and will have greater operating flexibility. If neither of these requests are granted, we would have to rely on significantly reducing new loan and lease originations, while retaining cash flow from portfolio payments, recognizing that these measures are subject to a number of uncertainties, and there can be no assurance that they will be successfully completed. Further, if completed, these measures may not achieve their anticipated benefits. The Company is highly leveraged relative to its annual cash flow. Therefore, there exists a risk that the Company will not be able to meet all of its debt service obligations. Management’s failure to successfully implement its liquidity and capital enhancement measures could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Federal Reserve and other banking agencies have broad enforcement powers with respect to an insured depository and its holding company, including the power to terminate deposit insurance, impose substantial fines and other civil penalties, and appoint a conservator or receiver. Failure to comply with applicable laws or regulations could subject CIT Group Inc. or CIT Bank, as well as their officers and directors, to administrative sanctions and potentially substantial civil and criminal penalties. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, as the capital category of an institution declines. Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator. See preceding page for discussion of additional variables to our funding and liquidity plan.

The following tables summarize significant contractual payments and projected cash collections, and contractual commitments at December 31, 2008:

Payments and Collections by Year, for the twelve month periods ended December 31,(1) (dollars in millions)

	Total	2009	2010	2011	2012	2013+

Deposits	$2,626.8	$1,736.5	$551.7	$160.5	$70.9	$107.2
Long-term borrowings(6)	63,750.7	18,199.6	10,091.0	8,433.9	5,247.7	21,778.5
Credit balances of factoring clients	3,049.9	3,049.9	–	–	–	–
Lease rental expense	365.6	41.4	34.9	32.5	30.3	226.5

Total contractual payments	69,793.0	23,027.4	10,677.6	8,626.9	5,348.9	22,112.2

Finance receivables(2)	53,126.6	12,591.0	5,687.6	5,436.8	5,350.8	24,060.4
Operating lease rental income(3)	6,248.5	1,724.9	1,367.3	978.0	682.6	1,495.7
Finance and leasing assets held for sale(4)	156.1	156.1	–	–	–	–
Cash and due from banks	2,139.1	2,139.1	–	–	–	–
Deposits with banks(5)	6,226.7	6,226.7	–	–	–	–
Retained interest in securitizations and other investments	229.4	102.6	65.6	29.2	5.2	26.8

Total projected cash collections	68,126.4	22,940.4	7,120.5	6,444.0	6,038.6	25,582.9

Net projected cash collections	$(1,666.6)	$(87.0)	$(3,557.1)	$(2,182.9)	$689.7	$3,470.7

(1)	Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.
(2)	Based upon carrying value, including unearned discount; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.
(3)	Rental income balances include payments from lessees on sale-leaseback equipment. See related CIT payment in schedule below.
(4)	Based upon management’s intent to sell rather than contractual maturities of underlying assets.
(5)	Includes approximately $1.2 billion of cash held at our Utah bank that can be used solely by the bank to originate loans or repay deposits.
(6)	Includes non-recourse secured borrowings, which is generally repaid in conjunction with the pledged receivable maturities. For student lending receivables, due to certain reporting limitations, the repayment of both the receivable and borrowing includes a prepayment component. 2009 unsecured borrowings contractual payments includes $500 million for a bond with a 2017 maturity for which the bondholders have an option to put the bond back to CIT in June 2009.

Item 7: Management’s Discussion and Analysis

58 CIT ANNUAL REPORT 2008

The following table summarizes quarterly debt principal payments for the next twelve months:

Debt Principal Payments for the quarters ended (dollars in millions)

	Total 2009	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Bank Lines	$ 2,100.0	$ –	$2,100.0	$ –	$ –
Unsecured notes	8,565.4	2,976.6	3,043.4	1,277.9	1,267.5
Secured borrowings	7,534.2	2,087.5	971.7	407.9	4,067.1

Total debt principal payments	$18,199.6	$5,064.1	$6,115.1	$1,685.8	$5,334.6

Commitment Expiration by twelve month periods ended December 31
(dollars in millions)

	Total	2009	2010	2011	2012	2013+

Financing commitments	$6,762.4	$964.7	$770.4	$1,197.4	$1,363.8	$2,466.1
Aircraft and other manufacturer purchase commitments	5,559.9	610.5	692.3	1,038.4	799.5	2,419.2
Letters of credit	892.2	690.2	131.6	7.7	11.5	51.2
Sale-leaseback payments	1,779.1	140.6	141.7	147.0	142.1	1,207.7
Guarantees, acceptances and other recourse obligations	748.4	747.2	1.2	–	–	–
Liabilities for unrecognized tax obligations(1)	136.5	35.0	101.5	–	–	–

Total contractual commitments	$15,878.5	$3,188.2	$1,838.7	$2,390.5	$2,316.9	$6,144.2

(1)	The balance can not be estimated past 2009, therefore the remaining balance is reflected in 2010. See Income Taxes section for discussion of unrecognized tax obligations.

Financing commitments, declined from $12.1 billion at year end 2007 to $6.8 billion at December 31, 2008, as approximately $2 billion of available undrawn asset based loan commitments were sold in conjunction with liquidity initiatives, while others were utilized or expired. Financing commitments shown above include roughly $1.3 billion of consumer commitments issued in connection with third-party vendor programs and exclude roughly $1.9 billion of commitments that were not available for draw due to requirements for asset / collateral availability or covenant conditions at December 31, 2008.

Substantially all of our commercial commitments are senior, secured facilities with over 50% secured by equipment or other assets and the remainder supported by cash-flow or enterprise value. The vast majority of CIT’s commitments are syndicated transactions. CIT is the lead agent in roughly 35% of the facilities. Commercial line utilization at December 31, 2008 approximated 80%, higher than recent history, but consistent with expectations given the current economic conditions and liquidity environment. We expect a continued increase in utilization through 2009, which has been contemplated in our 12 month liquidity plan (as described in the Strategy and Funding Section). The Company monitors line utilization on a daily basis and updates its liquidity forecast and funding plans accordingly.

Commitments in the table above do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

INTEREST RATE RISK MANAGEMENT

We monitor our interest rate sensitivity on a regular basis by analyzing the impact of potential interest rate changes upon the financial performance of the business. We also consider factors such as the strength of the economy, customer prepayment behavior and re-pricing characteristics of our assets and liabilities.

We evaluate and monitor risk through two primary metrics.

  Margin at Risk (MAR), which measures the impact of hypothetical changes in interest rates upon interest income over the subsequent twelve months.
  Value at Risk (VAR), which measures the net economic value of assets by assessing the market value of assets, liabilities and derivatives.

We regularly monitor and simulate our degree of interest rate sensitivity by measuring the characteristics of interest-sensitive assets, liabilities, and derivatives. The Capital Committee periodically reviews the results of this modeling.

An immediate hypothetical 100 basis point increase in the yield curve on January 1, 2009 would increase our net income by an estimated $11 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause a decrease in our net income of a like amount. A 100 basis point increase in the yield curve on January 1, 2008 would have increased our net loss by an estimated $10 million after tax, while a corresponding decrease in the yield curve would have decreased our net loss by a like amount.

An immediate hypothetical 100 basis point increase in the yield curve on January 1, 2009 would decrease our economic value by $80 million before income taxes. A 100 basis point increase in the yield curve on January 1, 2008 would have increased our economic value by $233 million before income taxes.

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

CIT ANNUAL REPORT 2008 59

not differ materially from the estimated outcomes of our simulations. Further, such simulations do not represent our current view of future market interest rate movements.

We offer a variety of financing products to our customers, including fixed and variable-rate loans of various maturities and currency denominations, and a variety of leases, including operating leases. Changes in market interest rates, relationships between short-term and long-term market interest rates, or relationships between different interest rate indices (i.e., basis risk) can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, and can result in an increase in interest expense relative to finance income. We measure our asset/liability position in economic terms through duration measures and sensitivity analysis, and we measure the effect on earnings using maturity gap analysis. Our asset portfolio is generally comprised of loans and leases of short to intermediate term. As such, the duration of our asset portfolio is generally less than three years. We target to closely match the duration of our liability portfolio with that of our asset portfolio. As of December 31, 2008, our liability portfolio duration was slightly longer than our asset portfolio duration.

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

CIT utilizes interest rate swaps to exchange variable-rate interest underlying specific variable-rate debt instruments. These interest rate swaps are designated as cash flow hedges and changes in fair value of these swaps, to the extent they are effective as a hedge, are recorded in other comprehensive income. Ineffective amounts are recorded in interest expense. Interest rate swaps are also utilized to effectively convert fixed-rate interest on specific debt instruments to variable-rate amounts. These interest rate swaps are designated as fair value hedges and changes in fair value of these swaps are effectively recorded as an adjustment to the carrying value of the hedged item, and the offsetting changes in fair value of the swaps and the hedged items are recorded in earnings.

The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

Interest Rate Sensitive Assets and Liabilities

	Before Swaps		After Swaps

	Fixed rate	Floating rate	Fixed rate	Floating rate

December 31, 2008
Assets	42%	58%	42%	58%
Liabilities	51%	49%	45%	55%
December 31, 2007
Assets	50%	50%	50%	50%
Liabilities	50%	50%	48%	52%

The 2008 asset and liability mix reflects the impact of our discontinued operation, while the 2007 data is unchanged from prior disclosure.

Total interest sensitive assets were $62.1 billion and $72.6 billion at December 31, 2008 and 2007. Total interest sensitive liabilities were $52.5 billion and $65.3 billion at December 31, 2008 and 2007.

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

Item 7: Management’s Discussion and Analysis

60 CIT ANNUAL REPORT 2008

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

DERIVATIVE RISK MANAGEMENT

We enter into interest rate and currency swaps, foreign exchange forward contracts, and in limited instances, credit default swaps as part of our overall risk management practices. We assess and manage the external and internal risks associated with these derivative instruments in accordance with the overall operating policies established by our Asset/Liability Committee. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk, legal risk and market risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of CIT policy.

The primary external risk of derivative instruments is counter-party credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative contract. We control the credit risk of our derivative agreements through counterparty credit approvals, pre-established exposure limits and monitoring procedures.

The Asset/Liability Committee, in conjunction with Corporate Risk Management, approves each counterparty and establishes exposure limits based on credit analysis and market value of the corresponding derivative. All derivative agreements are entered into with major money center financial institutions rated investment grade by nationally recognized rating agencies, with the majority of our counterparties rated “AA” or better. Credit exposures are measured based on the current market value and potential future exposure of outstanding derivative instruments. Exposures are calculated for each derivative contract and are aggregated by counterparty to monitor credit exposure.

CREDIT RISK MANAGEMENT

We review and monitor credit exposures, both owned and securitized, on an ongoing basis to identify, as early as possible, customers that may be experiencing declining creditworthiness or financial difficulty, and we periodically evaluate the performance of our finance receivables across the entire organization to avoid concentrations of risk. We monitor concentrations by borrower, industry, geographic region and equipment type, and we set or modify exposure limits as conditions warrant, to minimize credit concentrations and the risk of substantial credit loss. We have maintained a standard practice of reviewing our aerospace portfolio regularly and, in accordance with SFAS No. 13 and SFAS No. 144, we test for asset impairment based upon projected cash flows and relevant market data with any impairment in value charged to earnings.

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

We have a two-tier risk metrics system to capture and analyze credit risk based on probability of obligor default and loss given default. Probability of default is determined by evaluating the borrower creditworthiness including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. Loss given default ratings, which estimate the loss if an account goes into default, are predicated on transaction structure, collateral valuation and related guarantees (including recourse from manufacturers, dealers or governments).

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

CIT has entered into a limited number of credit default swaps to economically hedge certain CIT credit exposures. Also, we have executed offsetting derivative transactions with financial institutions and our customers as a service to our customers in order to mitigate their respective interest rate and currency risks. The counterparty credit exposure related to these transactions is monitored and evaluated in conjunction with our normal underwriting policies and procedures.

See Item 8. Financial Statements and Supplementary Data, Note 9 – Derivative Financial Instruments for additional information.

CIT ANNUAL REPORT 2008 61

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

Consumer and Small Ticket Lending and Leasing For consumer transactions and certain small-ticket lending and leasing transactions, we employ proprietary automated credit scoring models by loan type. The statistical models and algorithms are developed, tested and maintained in-house by our credit risk management sciences group. The models emphasize, among other things, occupancy status, length of residence, employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information and combined loan to value ratio for consumers, while small business models encompass financial performance metrics, length of time in business, industry category and geographic location. The models are used to assess a potential borrower’s credit standing and repayment ability considering the value or adequacy of property offered as collateral. We also utilize external credit bureau scoring, behavioral models and judgment in the credit adjudication and collection processes.

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

Supervision and Oversight

The Corporate Risk Management group, which reports to the Chief Credit and Risk Officer, oversees and manages credit and related risk throughout CIT. This group includes the Chief Credit and Risk Officer, the Chief Investment Officers for each of the business segments, and certain other senior risk management executives. Our Executive Credit Committee includes the Chief Credit and Risk Officer and other members of the Corporate Risk Management group. The committee approves transactions which exceed segment Investment Committee authorities or are otherwise outside of established target market definitions or risk acceptance criteria.

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

CIT also maintains a standing Asset Quality Review Committee, which is charged with reviewing aggregate portfolio performance, including the status of individual financing and leasing assets, owned and securitized, to obligors with higher risk profiles. The committee is comprised of members of senior management, including the Chief Credit and Risk Officer, the Director of Credit Risk Management, the Director of Credit Audit and the interim Controller and meets with senior business unit executives to understand portfolio performance dynamics.

Item 7: Management’s Discussion and Analysis

62 CIT ANNUAL REPORT 2008

INTERNAL CONTROLS

The Internal Controls Committee is responsible for monitoring and improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“SARBOX”). The Committee, which is chaired by the interim Controller, includes the Vice Chairman and Chief Financial Officer, the interim Director of Internal Audit and other senior executives in finance, legal, risk management and information technology. See 2008 Results Overview for discussion of internal control remediation in 2008.

SECURED BORROWINGS AND ON-BALANCE SHEET SECURITIZATION TRANSACTIONS

As discussed in Liquidity Risk Management, capital markets dislocations that affected us in the second half of 2007 and throughout 2008 caused us to primarily rely on secured financing to satisfy our funding requirements. These transactions do not meet the accounting (SFAS 140) requirements for sales treatment and are therefore recorded as non-recourse secured borrowings, with the proceeds reflected in Non-recourse, secured borrowings in the Consolidated Balance Sheet. Certain cash balances associated with these borrowings are restricted.

The following table summarizes the financing and leasing assets pledged/encumbered and the related secured borrowings. Amounts do not include non-recourse borrowings related to leveraged lease transactions.

Pledged Asset and Secured Borrowings Summary (dollars in millions)

	December 31, 2008		December 31, 2007

	Assets Pledged	Secured Borrowing	Assets Pledged	Secured Borrowing

Consumer (student lending)	$10,410.0	$9,326.2	$9,079.4	$9,437.5
Trade Finance (factoring receivable)(1)	4,642.9	1,043.7	5,222.8	1,262.5
Corporate Finance(2)	3,785.6	2,539.8	–	–
Corporate Finance(3)	694.1	603.8	370.0	370.0
Corporate Finance (small business lending)	253.9	140.1	–	–
Corporate Finance (energy project finance)	244.9	244.9	262.1	262.1
Corporate Finance(4)	103.2	79.5	–	–
Vendor Finance (acquisition financing)	878.6	592.5	1,491.3	1,312.3
Vendor Finance(5)	2,946.7	2,107.1	–	–
Shared facility (Corporate Finance/Vendor Finance)	314.0	218.3	–	–

Subtotal – Finance Receivables	24,273.9	16,895.9	16,425.6	12,644.4
Transportation Finance – Aero(2)(7)	1,461.5	617.3	–	–
Transportation Finance – Rail(7)	1,514.0	1,026.1	–	–
Transportation Finance – ECA(6)(7)	648.2	545.1	–	–

Total	$27,897.6	$19,084.4	$16,425.6	$12,644.4

(1)	Excludes credit balances of factoring clients.
(2)	Reflects advances associated with the GSI facility.
(3)	Includes financing executed via total return swaps under which CIT retains control of and risk associated with the pledged assets.
(4)	Reflects advances associated with the Wells Fargo facility.
(5)	Reflects the repurchase of assets previously securitized off-balance sheet and the associated secured debt.
(6)	Secured aircraft financing facility for the purchase of specified Airbus aircraft under operating leases.
(7)	Equipment under operating lease

CIT ANNUAL REPORT 2008 63

At December 31, 2008, a total of $5,500.9 million of financing and leasing assets, comprised of $4,039.4 million in Corporate Finance receivables and $1,461.5 million in commercial aerospace equipment under operating lease in Transportation Finance, were pledged in conjunction with $3,325.3 million in secured debt issued to investors under the Goldman Sachs facility. Amounts funded to the Company under the facility, net of margin call balance, totaled $1,832.7 million (of total $3 billion available) at December 31, 2008, as $1,492.6 million (reflected in other assets) is owed to CIT from Goldman Sachs for debt discount and settlements resulting from market value changes to asset-backed securities underlying the structure.

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Program

The capital markets dislocation that continued throughout 2008 lessened our activity for off-balance sheet financing, resulting in lower volumes securitized and increased use of structures that are accounted for as on-balance sheet secured financings pursuant to SFAS 140. The following table summarizes data relating to our off balance sheet securitization programs.

Off-balance Sheet Securitized Assets at or for the years ended December 31 (dollars in millions)

	2008	2007	2006

Securitized Assets:
Vendor Finance	$783.5	$4,104.0	$3,850.9
Corporate Finance	785.3	1,526.7	1,568.7

Total securitized assets	$1,568.8	$5,630.7	$5,419.6

Securitized assets as a % of owned and securitized assets	2.3%	7.7%	8.6%

Volume Securitized:
Vendor Finance	$1,383.1	$3,447.4	$3,324.1
Corporate Finance	–	750.4	321.9

Total volume securitized	$1,383.1	$4,197.8	$3,646.0

The significant decline in 2008 activity levels resulted from the repurchase of approximately $2.4 billion assets previously securitized off-balance sheet, and subsequently refinanced via on-balance sheet secured borrowing, as well as the run-off due to lower volume.

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

Accordingly, CIT has no legal obligation to repay the securities in the event of a default by the SPE. CIT retains the servicing rights of the securitized contracts, for which we earn periodic or “on going” servicing fees. We also participate in certain “residual” cash flows (cash flows after payment of principal and interest to certificate and/or note holders, servicing fees and other credit-related disbursements). At the date of securitization, we estimate the “residual” cash flows to be received over the life of the securitization, record the present value of these cash flows as a retained interest in the securitization (retained interests can include bonds issued by the SPE, cash reserve accounts on deposit in the SPE or interest only receivables) and typically recognize a gain on the sale. Assets securitized are shown in our owned and securitized assets and our capitalization ratios on a owned and securitized basis.

In estimating residual cash flows and the value of the retained interests, we make a variety of financial assumptions, including pool credit losses, prepayment speeds and discount rates. These assumptions are supported by both our historical experience and anticipated trends relative to the particular products securitized. Subsequent to recording the retained interests, we review them quarterly for impairment based on estimated fair value. These reviews are performed on a disaggregated basis. Fair values of retained interests are estimated utilizing current pool demographics, actual note/certificate outstanding, current and anticipated credit losses, prepayment speeds and discount rates.

Our securitized retained interests had a carrying value at December 31, 2008 of $229.4 million, down from $1.2 billion in 2007. Retained interests are subject to credit and prepayment risk. Securitized assets are subject to the same credit granting and monitoring processes which are described in the “Credit Risk Management” section. See Note 2 – Investments –Retained Interests in Securitizations for detail on balance and key assumptions.

Item 7: Management’s Discussion and Analysis

64 CIT ANNUAL REPORT 2008

Joint Venture Activities

We utilize joint ventures organized through distinct legal entities to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. The vendor partner and CIT jointly own these distinct legal entities, and typically there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See disclosure in Note 22 – Certain Relationships and Related Transactions.

CAPITALIZATION

December 31, 2008 (in millions)
Tier 1 capital
Total stockholders’ equity	$8,124.3
Effect of certain items in Accumulated
other comprehensive income (loss)
excluded from Tier 1 capital	138.5

Adjusted stockholders’ equity	8,262.8
Qualifying minority interest	33.0
Less: Goodwill	568.1
Disallowed intangible assets	130.5
Investments in certain subsidiaries	41.1
Other Tier 1 components	57.3

Tier 1 capital	7,498.8
Tier 2 capital
Long-term debt and other instruments
qualifying as Tier 2 capital	1,899.0
Qualifying Reserve for credit losses	993.8
Other Tier 2 components	(21.9)

Total qualifying capital	$10,369.7

Risk-weighted assets	$79,403.2

Tier 1 capital ratio	9.4%

Total capital ratio	13.1%

The consolidated regulatory capital ratios in the table above have been revised from the Tier 1 and Total capital ratios of 9.8% and 13.4% that were reported within a Form 8-K filed on January 22, 2009 that was filed in conjunction with our fourth quarter earnings release. The reduction in the ratios from the estimates previously reported are principally the result of a $1 billion increase in risk-weighted assets related primarily to a reclassification of certain high quality money-market accounts from 20% to 100% risk weighting. We expect most of these accounts to be liquidated or re-invested into lower risk-weighted investments in the first quarter of 2009.

We also measure our capital adequacy by the tangible book capital to owned and securitized assets ratio. This ratio increased to 14.3% from 8.8% and 9.4% at December 31, 2007 and 2006. Goodwill and intangible assets are deducted from the book capital in calculating the tangible book value ratio, and therefore the level of goodwill and intangible assets has no impact on this ratio.

The regulatory capital guidelines applicable to us, as a bank holding company, are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). We compute the capital ratios in accordance with the Federal Reserve capital guidelines for purposes of assessing the adequacy of our capital for both the Company and CIT Bank. To be well capitalized, a BHC generally must maintain Tier 1 and total risk-based capital of at least 6% and 10%, respectively. In order to be considered a “well capitalized” depository institution under the FDIC guidelines, CIT Bank must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, and a Tier 1 leverage ratio of at least 5%. In connection with our becoming a bank holding company, we agreed with the Federal Reserve Board to certain capital ratios in excess of these “well capitalized” levels. Accordingly, for a period of time, CIT and CIT Bank are expected to maintain a total capital ratio of at least 13% and a Tier 1 leverage capital ratio of at least, 15%, respectively.

The Federal Reserve Board also has established minimum ratio guidelines. The minimum ratios are: Tier 1 capital ratio of 4.0%, total capital of 8.0% and leverage ratio of 3%.

2008 Capital and Funding Transactions

Series C

On April 21, 2008, the Company sold $500 million or 10,000,000 shares of Non-Cumulative Perpetual Convertible Preferred Stock, Series C, with a liquidation preference of $50 per share, subject to the underwriters’ right to purchase an additional 1,500,000 shares of the convertible preferred stock pursuant to overallotment options. On April 23, 2008, the underwriters exercised their entire overallotment option for the preferred stock.

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

Series D

On December 31, 2008, under the U.S. Treasury’s TARP Capital Purchase Program, the Company issued to the U.S. Treasury 2.33 million shares of Fixed Rate Cumulative Perpetual Preferred

CIT ANNUAL REPORT 2008 65

Stock, Series D (Series D Preferred Stock), and a 10-year warrant to purchase up to 88.7 million shares of common stock at an initial exercise price of $3.94 per share, for aggregate proceeds of $2.33 billion. The allocated carrying values of the warrant and the Series D Preferred Stock on the date of issuance (based on their relative fair values) were $419 million and $1.911 billion, respectively. Cumulative dividends on the Series D Preferred Stock are payable at 5% per annum through November 15, 2013 and at a rate of 9% per annum thereafter. The warrant is exercisable at any time until December 31, 2018 and the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment for certain dilutive events. The exercise price will be reduced by 15% of the original exercise price on each six-month anniversary of the issue date, subject to maximum reduction of 45%. If, on or prior to December 31, 2009, we receive aggregate gross cash proceeds of at least $ 2.33 billion from sales of Tier 1 qualifying perpetual preferred stock or common stock, the number of shares of common stock issuable upon exercise of the warrant will be reduced by one-half of the original number of shares of common stock.

Common Stock Transactions

On April 21, 2008, we sold $1.0 billion or 91,000,000 shares, of common stock, followed by an additional sale of 2,558,120 shares on May 6, 2008, pursuant to the underwriters’ overallotment option. The common stock offering was priced at $11.00 per share, with net proceeds totaling approximately $978 million, after deducting underwriting commissions and expenses.

In December 2008, we sold $345 million or 86,250,000 shares, of common stock. The common stock offering was priced at $4.00 per share, with net proceeds totaling approximately $328 million, after deducting underwriting commissions and expenses.

Debt Conversion

In December, we issued $1.15 billion of new subordinated notes, which qualify as Tier 2 capital, and paid approximately $550 million in cash in exchange for $1.7 billion of previously outstanding senior notes.

Convertible Equity Units

During 2007, the Company sold 27.6 million equity units with a stated amount of $25.00 for a total stated amount of $690 million. During December 2008, 19.6 million equity units with a stated amount of $25.00, of the original 27.6 total, were voluntarily exchanged that resulted in the extinguishment of approximately $490 million of senior debt in exchange for the issuance of 14 million shares of common stock and payment of approximately $80 million of cash to participating investors. The transaction generated $413 million of additional Tier 1 capital, including a gain on debt extinguishment of approximately $99 million. The remaining outstanding securities convert to common stock no later than November 17, 2010 at a minimum price of $34.98. The equity units carry a total distribution rate of 7.75%. The equity units initially consist of a contract to purchase CIT common stock and a 2.5% beneficial ownership interest in a $1,000 principal amount senior note due November 15, 2015.

See Note 10 – Stockholders’ Equity and Note 11 – Capital for related detail, “Liquidity Risk Management” for discussion of risks impacting our liquidity and capitalization and Exhibit 12.1 for the Computation of Earnings to Fixed Charges Ratios.

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

The reserve for credit losses is reviewed for adequacy based on portfolio collateral values and credit quality indicators, including charge-off experience, levels of past due loans and non-performing assets, evaluation of portfolio diversification and concentration as well as economic conditions. We review finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse from manufacturers. This information is reviewed formally on a quarterly basis with senior management, including the CEO, CFO, Chief Credit and Risk Officer and Interim Controller, among others, in conjunction with setting the reserve for credit losses.

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

Item 7: Management’s Discussion and Analysis

66 CIT ANNUAL REPORT 2008

Historical loss rates are based on one to three-year averages, which are consistent with our portfolio life and provide what we believe to be appropriate weighting to current loss rates. The process involves the use of estimates and a high degree of management judgment. As of December 31, 2008, the reserve for credit losses was $1,096.2 million or 2.06% of finance receivables. A hypothetical 10% change to the expected loss rates utilized in our reserve determination at December 31, 2008 equates to the variance of $61 million, or 12 basis points (0.12%) in the percentage of reserves to finance receivables, and $0.15 in earnings per share. See Reserves for Credit Losses for additional information.

Impaired Loans – Loan impairment is measured as any shortfall between the estimated value and the recorded investment for those loans defined as impaired loans in the application of SFAS 114. The estimated value is determined using the fair value of the collateral or other cash flows, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. The determination of impairment involves management’s judgment and the use of market and third party estimates regarding collateral values. Valuations in the level of impaired loans and corresponding impairment as defined under SFAS 114 affect the level of the reserve for credit losses. At December 31, 2008, the reserve for credit losses includes a $483 million impairment valuation component, which includes a portion for loans to students of a bankrupt pilot training school. A 10% fluctuation equates to $0.12 in earnings per share.

Fair Value Determination – Selected assets and liabilities, including derivatives, retained interests in securitizations and certain equity investments, are measured at estimated fair value in our financial statements. The carrying value of certain other assets, such as financing and leasing assets held for sale, which are reflected in our financial statements at the lower of cost or fair value, also are influenced by our determination of fair value.

We determine market value according to the following hierarchy: (1) first, comparable market prices to the extent available; (2) second, internal valuation models that utilize market data (observable inputs) as input variables; and lastly, (3) internal valuation models that utilize management’s assumptions about market participant assumptions (unobservable inputs) to the extent (1) and (2) are unavailable.

Derivative fair values are determined primarily via method (1). Financing and leasing assets held for sale fair values are determined largely via methods (1) and (2), while the fair value of retained interests in securitizations and net employee benefit obligations are determined largely via method (3). See Notes 2, 9, and 16 for additional information regarding derivative financial instruments, retained interests in securitizations and employee benefit obligations. Financing and leasing assets held for sale totaled $156.1 million at December 31, 2008. A hypothetical 10% fluctuation in value of financing and leasing assets held for sale equates to $0.04 in earnings per share.

Retained Interests in Securitizations – Significant financial assumptions, including loan pool credit losses, prepayment speeds and discount rates, are utilized to determine the fair values of retained interests, both at the date of the securitization and in the subsequent quarterly valuations of retained interests. These assumptions reflect both the historical experience and anticipated trends relative to the products securitized. Any resulting losses, representing the excess of carrying value over estimated fair value that are other than temporary, are recorded in current earnings. However, unrealized gains are reflected in stockholders’ equity as part of other comprehensive income. See Note 2 for additional information regarding securitization retained interests and related sensitivity analysis.

Lease Residual Values – Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We generally bear greater risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life than a finance lease. Management performs periodic reviews of the estimated residual values, with non-temporary impairment recognized in the current period as an increase to depreciation expense for operating lease residual impairment, or as an adjustment to yield for residual value adjustments on finance leases. Data regarding equipment values, including appraisals, and our historical residual realization experience are among the factors considered in evaluating estimated residual values. As of December 31, 2008, our direct financing lease residual balance was $1.8 billion and our total operating lease equipment balance, including estimated residual value at the end of the lease term, was $12.7 billion. A hypothetical 10% fluctuation in the total of these amounts equates to $3.46 in earnings per share over the remaining life of the assets.

Goodwill and Intangible Assets – In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but instead is assessed for impairment at least annually. In performing this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, and market place data.

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

Given the decline in CIT’s stock price and market capitalization, impairment analyses were completed quarterly during 2008. These analyses incorporated various assumptions including the use of the discounted cash flow (‘DCF’) projections, which incorporated an assumed growth rate used in projecting cash flows and discount rate, including terminal value assumptions, and how we assessed our reporting units. During 2008, we recorded goodwill and intangible impairment charges of $467.8 million. See Non-interest Expenses and Income and Note 24 –Goodwill and Intangible Assets for more detailed information.

The Goodwill and Intangible Assets balance was $698.6 million at December 31, 2008. A hypothetical 10% fluctuation in the value equates to $0.27 in earnings per share.

CIT ANNUAL REPORT 2008 67

FIN 48 Liabilities and Tax Reserves – We have open tax years in the U.S. and Canada and other jurisdictions that are currently under examination by the applicable taxing authorities, and certain later tax years that may in the future be subject to examination. We periodically evaluate the adequacy of our FIN 48 liabilities and tax reserves, taking into account our open tax return positions, tax assessments received and tax law changes. The process of evaluating FIN 48 liabilities and tax reserves involves the use of estimates and a high degree of management judgment. The final determination of tax audits could affect our tax reserves.

Deferred tax assets and liabilities are recognized for the future tax consequences of transactions that have been reflected in the Consolidated Financial Statements. Our ability to realize deferred tax assets is dependent on prospectively generating taxable income by corresponding tax jurisdiction, and in some cases on the timing and amount of specific types of future transactions. Management’s judgment regarding uncertainties and the use of estimates and projections is required in assessing our ability to realize net operating loss (“NOL’s”) and other tax benefit carry-forwards, as these assets began to expire at various dates beginning in 2009, and they may be subject to annual use limitations under the Internal Revenue Code and other limitations under certain state laws. Management utilizes historical and projected data in evaluating all the positive and negative evidence regarding the recognition of these deferred tax assets. Deferred tax assets relating to NOL’s were $1,734.4 million at December 31, 2008. A valuation allowance of $635.6 million has been recorded against net deferred tax assets, including NOLs. See Notes 1 and 15 for additional information regarding income taxes.

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

Item 7: Management’s Registrant’s Discussion and Analysis

68 CIT ANNUAL REPORT 2008

Non-GAAP Reconciliations as of December 31 (dollars in millions)

	2008	2007	2006

Owned and securitized assets(1):
Finance receivables	$53,126.6	$53,761.0	$45,203.6
Operating lease equipment, net	12,706.4	12,610.5	11,017.9
Financing and leasing assets held for sale	156.1	1,260.2	1,553.7
Equity and venture capital investments (included in other assets)	265.8	165.8	25.4

Total financing and leasing portfolio assets	66,254.9	67,797.5	57,800.6
Securitized assets	1,568.8	5,630.7	5,419.6

Owned and securitized assets	$67,823.7	$73,428.2	$63,220.2

Earning assets(2):
Total financing and leasing portfolio assets	$66,254.9	$67,797.5	$57,800.6
Credit balances of factoring clients	(3,049.9)	(4,542.2)	(4,131.3)

Earning assets	$63,205.0	$63,255.3	$53,669.3

Tangible Capital(3):
Total equity	$5,138.0	$6,460.6	$7,251.1
Other comprehensive loss (income) relating to derivative financial instruments	150.7	96.6	(34.2)
Unrealized gain on securitization investments	(0.3)	(7.8)	(18.4)
Goodwill and intangible assets	(698.6)	(1,152.5)	(1,008.4)

Tangible common capital	4,589.8	5,396.9	6,190.1
Junior subordinated notes and convertible debt	2,098.9	1,440.0	–
Preferred stock	2,986.3	500.0	500.0
Preferred capital securities(4)	–	–	250.3

Tangible capital	$9,675.0	$7,336.9	$6,940.4

	Year to Date

Total net revenues(5):	December 2008	December 2007	December 2006

Interest income	$3,638.2	$4,238.1	$3,324.8
Rental income on operating leases	1,965.3	1,990.9	1,721.6

Finance revenue	5,603.5	6,229.0	5,046.4
Less: Interest expense	(3,139.1)	(3,417.0)	(2,535.8)
Depreciation on operating lease equipment	(1,145.2)	(1,172.3)	(1,023.5)

Net finance revenue	$1,319.2	$1,639.7	$1,487.1

Other income(6)	598.9	1,599.4	1,191.5

Total net revenues	$1,918.1	$3,239.1	$2,678.6

(1)	Owned and securitized assets are utilized in certain credit and expense ratios. Securitized assets are included in owned and securitized assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.
(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.
(3)	Tangible capital is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive income/losses and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.
(4)	The preferred capital securities were called on March 12, 2007.
(5)	Total net revenues are the combination of net finance revenues and other income.
(6)	Other income excludes valuation allowance for receivables held for sale.

CIT ANNUAL REPORT 2008 69

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

  our liquidity risk and capital management, including our credit ratings, our liquidity plan, and the potential transactions designed to enhance our liquidity, our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking, our plans to enhance liquidity and capital,
  our credit risk management,
  our asset/liability risk management,
  our funding, borrowing costs and net finance revenue,
  our capital, leverage and credit ratings,
  our operational risks, including success of build-out initiatives, acquisitions and divestitures, legal risks,
  our growth rates,
  our commitments to extend credit or purchase equipment, and how we may be affected by legal proceedings.

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

  capital markets liquidity,
  risks of and/or actual economic slowdown, downturn or recession, industry cycles and trends,
  uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks, adequacy of reserves for credit losses,
  demographic trends,
  risks inherent in changes in market interest rates and quality spreads, funding opportunities, deposit taking capabilities and borrowing costs, conditions and/or changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets, risks associated with the value and recoverability of leased equipment and lease residual values, application of fair value accounting in volatile markets,
  changes in laws or regulations governing our business and operations, changes in competitive factors,
  future acquisitions and dispositions of businesses or asset portfolios, and regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees about our performance. We do not assume the obligation to update any forward-looking statement for any reason.

Item 7: Management’s Registrant’s Discussion and Analysis

70 CIT ANNUAL REPORT 2008

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CIT Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of CIT Group Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page 132 under item 9A. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers

New York, New York
February 28, 2009

CIT ANNUAL REPORT 2008 71

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — December 31 (dollars in millions – except share data)

	2008	2007

Assets
Cash and due from banks	$2,139.1	$1,478.1
Deposits with banks, including restricted balances of $1,187.4 and $479.2	6,226.7	5,274.4
Trading assets at fair value – derivatives	139.4	99.1
Investments – retained interests in securitizations	229.4	1,170.0
Assets held for sale	156.1	1,260.2
Loans including receivables pledged of $24,273.9 and $16,425.6	53,126.6	53,760.9
Allowance for loan losses	(1,096.2)	(574.3)

Total loans, net of allowance for loan losses	52,030.4	53,186.6
Operating lease equipment, net including assets pledged of $3,623.7	12,706.4	12,610.5
Derivative counterparty receivables at fair value	1,489.5	1,363.3
Goodwill and intangible assets, net	698.6	1,152.5
Other assets	4,589.1	3,710.1
Assets of discontinued operation	44.2	9,308.6

Total Assets	$80,448.9	$90,613.4

Liabilities
Deposits	$2,626.8	$2,615.6
Trading liabilities at fair value – derivatives	127.4	129.8
Short-term borrowings – commercial paper	–	2,822.3
Credit balances of factoring clients	3,049.9	4,542.2
Derivative counterparty payables at fair value	433.7	901.4
Other liabilities	2,291.3	4,022.7
Long-term borrowings, including $18,199.6 due in 2009	63,750.7	63,723.1
Liabilities of discontinued operation	–	4,838.2

Total Liabilities	72,279.8	83,595.3

Minority interest	44.8	57.5
Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized
Issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	350.0
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	150.0
Series C 11,500,000 with a liquidation preference of $50 per share	575.0	–
Series D 2,330,000 with a liquidation preference of $1,000 per share	1,911.3
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 395,068,272 and 214,390,177	3.9	2.1
Outstanding: 388,740,428 and 189,925,603
Paid-in capital, net of deferred compensation of $40.3 and $34.4	11,469.6	10,453.9
Accumulated deficit	(5,814.0)	(2,949.8)
Accumulated other comprehensive income/(loss)	(205.6)	194.8
Less: treasury stock, 6,327,844 and 24,464,574 shares, at cost	(315.9)	(1,240.4)

Total Common Stockholders’ Equity	5,138.0	6,460.6

Total Stockholders’ Equity	8,124.3	6,960.6

Total Liabilities and Stockholders’ Equity	$80,448.9	$90,613.4

The accompanying notes are an integral part of these consolidated financial statements.

Item 8: Financial Statements and Supplementary Data

72 CIT ANNUAL REPORT 2008

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, (dollars in millions – except per share data)

	2008	2007	2006

Interest Income
Interest and fees on loans	$3,454.0	$4,076.6	$3,237.0
Interest and dividends on investments	184.2	161.5	87.8

Interest income	3,638.2	4,238.1	3,324.8

Interest Expense
Interest on deposits	(101.7)	(149.4)	(69.0)
Interest on short-term borrowings	(57.7)	(294.2)	(239.8)
Interest on long-term borrowings	(2,979.7)	(2,973.4)	(2,227.0)

Interest expense	(3,139.1)	(3,417.0)	(2,535.8)

Net interest revenue	499.1	821.1	789.0
Provision for credit losses	(1,049.2)	(241.8)	(159.8)

Net interest (expense) revenue, after credit provision	(550.1)	579.3	629.2

Other income
Rental income on operating leases	1,965.3	1,990.9	1,721.6
Other	495.0	1,576.9	1,176.5

Total other income	2,460.3	3,567.8	2,898.1

Total net revenue, net of interest expense and credit provision	1,910.2	4,147.1	3,527.3

Other expenses
Depreciation on operating lease equipment	(1,145.2)	(1,172.3)	(1,023.5)
Other	(1,841.3)	(1,878.8)	(1,295.7)

Total other expenses	(2,986.5)	(3,051.1)	(2,319.2)

(Loss) income from continuing operations before provision for income taxes and minority interest	(1,076.3)	1,096.0	1,208.1
Benefit (provision) for income taxes	444.4	(300.9)	(280.8)
Minority interest, after tax	(1.2)	(3.1)	(1.6)

Net (loss) income from continuing operations, before preferred stock dividends	(633.1)	792.0	925.7

Discontinued Operation
Income (loss) from discontinued operation before income taxes	(2,675.6)	(1,368.3)	203.9
(Provision) benefit for income taxes	509.2	495.3	(83.6)

Income (loss) from discontinued operation	(2,166.4)	(873.0)	120.3

Net (loss) income before preferred stock dividends	(2,799.5)	(81.0)	1,046.0
Preferred stock dividends	(64.7)	(30.0)	(30.2)

Net (loss) income (attributable) available to common stockholders	$(2,864.2)	$(111.0)	$1,015.8

Basic Earnings Per Common Share data
Income (loss) from continuing operations	$(2.69)	$3.98	$4.51
(Loss) income from discontinued operation	(8.37)	(4.56)	0.60

Net (loss) income	$(11.06)	$(0.58)	$5.11

Diluted Earnings Per Common Share data
Income(loss) from continuing operations	$(2.69)	$3.93	$4.41
(Loss) income from discontinued operation	(8.37)	(4.50)	0.59

Net (loss) income	$(11.06)	$(0.57)	$5.00

Average number of shares – basic (thousands)	259,070	191,412	198,912
Average number of shares – diluted (thousands)	259,070	193,927	203,111
Cash dividends per common share	$0.55	$1.00	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2008 73

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity

December 31, 2005	$500.0	$2.1	$10,632.9	$(3,691.4)	$115.2	$(596.1)	$6,962.7
Net income before preferred stock dividends				1,046.0			1,046.0
Foreign currency translation adjustments					58.7		58.7
Change in fair values of derivatives qualifying as cash flow hedges					6.6		6.6
Unrealized gain on available for sale securitization investments, net					1.1		1.1
Minimum pension liability adjustment					0.7		0.7

Total comprehensive income							1,113.1

Adjustment to initially apply FASB Statement No. 158, net of tax					(52.7)		(52.7)
Cash dividends – common				(163.3)			(163.3)
Cash dividends – preferred				(30.2)			(30.2)
Restricted stock expense			44.1				44.1
Stock option expense			30.8				30.8
Treasury stock purchased, at cost						(315.2)	(315.2)
Exercise of stock option awards, including tax benefits			(28.9)			186.7	157.8
Employee stock purchase plan participation						4.0	4.0

December 31, 2006	$500.0	$2.1	$10,678.9	$(2,838.9)	$129.6	$(720.6)	$7,751.1
Net income before preferred stock dividends				(81.0)			(81.0)
Foreign currency translation adjustments					186.9		186.9
Change in fair values of derivatives qualifying as cash flow hedges					(130.8)		(130.8)
Unrealized (loss) on available for sale equity and securitization investments, net					(10.5)		(10.5)
Minimum pension liability adjustment					19.6		19.6

Total comprehensive income							(15.8)

Adjustments to initially apply FASB FSP 13-2 and FIN 48				0.1			0.1

Cash dividends – common			(191.9)				(191.9)
Cash dividends – preferred				(30.0)			(30.0)
Stock repurchase agreement			(5.9)			(494.1)	(500.0)
Restricted stock expense			17.9				17.9
Stock option expense			24.3				24.3
Treasury stock purchased, at cost						(224.2)	(224.2)
Issuance of stock pursuant to forward equity commitment agreement			(4.0)			12.0	8.0
Forward contract fees related to issuance of mandatory convertible equity units			(23.7)				(23.7)
Exercise of stock option awards, including tax benefits			(40.2)			182.9	142.7
Employee stock purchase plan participation			(1.5)			3.6	2.1

December 31, 2007	$500.0	$2.1	$10,453.9	$(2,949.8)	$194.8	$(1,240.4)	$6,960.6

The accompanying notes are an integral part of these consolidated financial statements.

Item 8: Financial Statements and Supplementary Data

74 CIT ANNUAL REPORT 2008

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions) (continued)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders’ Equity

December 31, 2007	$ 500.0	$ 2.1	$10,453.9	$(2,949.8)	$ 194.8	$(1,240.4)	$6,960.6

Net loss before preferred stock dividends				(2,799.5)			(2,799.5)
Foreign currency translation adjustments					(287.8)		(287.8)
Change in fair values of derivatives qualifying as cash flow hedges					(40.3)		(40.3)
Unrealized (loss) on available for sale equity and securitization investments, net					(9.2)		(9.2)
Minimum pension liability adjustment					(63.1)		(63.1)

Total comprehensive income							(3,199.9)

Issuance of common stock		1.8	1,302.9				1,304.7
Issuance of Series C preferred stock	575.0		(17.0)				558.0
Issuance of Series D preferred stock and warrants	1,911.3		418.7				2,330.0
Equity unit conversion to common stock			(389.3)			703.4	314.1
Cash dividends – common			(135.2)				(135.2)
Cash dividends – preferred				(64.7)			(64.7)
Issuance of treasury stock in connection with stock repurchase agreement			(169.0)			207.3	38.3
Restricted stock expense						(4.7)	(4.7)
Stock option expense			21.4				21.4
Exercise of stock option awards, including tax benefits			(0.1)			0.1	–
Employee stock purchase plan participation			(16.7)			18.4	1.7

December 31, 2008	$2,986.3	$ 3.9	$11,469.6	$(5,814.0)	$(205.6)	$(315.9)	$8,124.3

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2008 75

CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, (dollars in million)

	2008	2007	2006

Cash Flows From Operations
Net (loss) income before preferred stock dividends	$(2,799.5)	$(81.0)	$1,046.0
Adjustments to reconcile net income to net cash flows from operations:
Depreciation, amortization and accretion	1,407.8	1,280.8	1,066.4
Gains on equipment, receivable and investment sales	(179.3)	(533.9)	(396.5)
Valuation allowance for receivables held for sale	126.9	22.5	15.0
(Gain) loss on debt and debt-related derivative extinguishments	(73.5)	139.3	–
Goodwill and intangible asset Impairment charges	467.8	312.7	–
Provision for credit losses – continuing operations	1,049.2	241.8	159.8
(Benefit) provision for deferred income taxes	(985.5)	(290.2)	155.6
Share-based compensation amortization	–	42.2	74.9
Decrease (increase) in finance receivables held for sale	69.2	224.6	(102.8)
(Increase) decrease in other assets	1,225.4	(1,160.1)	(496.2)
(Decrease) increase in accrued liabilities and payables	(2,612.4)	529.4	(336.3)
Loss on disposition of discontinued operation, net of tax	1,916.2	–	–
Provision for credit losses – discontinued operation	608.6	352.0	62.4
Valuation allowance for discontinued operation receivables held for sale	–	1,248.9	–

Net cash flows provided by operations	220.9	2,329.0	1,248.3

Cash Flows From Investing Activities
Finance receivables extended and purchased	(58,500.0)	(77,636.3)	(77,165.5)
Principal collections of finance receivables and investments	54,263.2	65,166.5	62,781.0
Proceeds from asset and receivable sales	5,417.8	8,457.6	6,819.9
Purchases of assets to be leased and other equipment	(2,611.6)	(2,865.2)	(2,860.2)
Acquisitions, net of cash acquired	–	(3,989.2)	(854.7)
Net (increase) decrease in short-term factoring receivables	(333.3)	112.9	(233.9)
Net proceeds from sale of discontinued operation	1,555.6	–	–

Net cash flows (used for) investing activities	(208.3)	(10,753.7)	(11,513.4)

Cash Flows From Financing Activities
Net increase (decrease) in commercial paper	(2,822.2)	(2,542.7)	140.0
Proceeds from the issuance of term debt	19,083.5	24,176.4	19,904.7
Repayments of term debt	(19,334.0)	(10,717.2)	(9,450.0)
Net increase in deposits	11.2	346.2	2,137.7
Net repayments of non-recourse leveraged lease debt	(24.9)	(234.4)	(1,451.1)
Collection of security deposits and maintenance funds	2,113.3	1,580.2	1,201.2
Repayment of security deposits and maintenance funds	(2,198.9)	(1,353.3)	(1,032.4)
Proceeds from the issuance of preferred stock	2,888.0	–	–
Proceeds from the issuance of common stock	1,304.7	–	–
Treasury stock repurchases	–	(718.3)	(315.2)
Treasury stock issuances	38.3	198.5	190.7
Cash dividends paid	(199.9)	(221.9)	(193.5)
Excess tax benefit related to share-based compensation	–	10.3	31.6
Other	(6.4)	(65.4)	33.3

Net cash flows provided by financing activities	852.7	10,458.4	11,197.0

Net (decrease) increase in cash and cash equivalents	865.3	2,033.7	931.9
Unrestricted cash and cash equivalents, beginning of period	6,313.1	4,279.4	3,347.5

Unrestricted cash and cash equivalents, end of period	$7,178.4	$6,313.1	$4,279.4

Supplementary Cash Flow Disclosure
Interest paid	$3,216.5	$3,079.8	$2,404.9
Federal, foreign, state and local income taxes paid, net	$(6.0)	$199.0	$159.1

The accompanying notes are an integral part of these consolidated financial statements.

Item 8: Financial Statements and Supplementary Data

76 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accounting and financial reporting policies of CIT Group Inc. conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”), and the preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities.

Funding & Liquidity

The Company’s business is dependent upon access to the debt capital markets for liquidity and efficient funding, including the ability to issue unsecured term debt. Since mid-2007, these markets have exhibited significantly heightened volatility and reduced liquidity. Company specific events, including recent results of operations and the March 2008 downgrades in the Company’s short and long term credit ratings have had the practical effect of leaving the Company without access to the “A-1/P-1” prime commercial paper and unsecured term debt markets, which has further impeded the Company’s access to liquidity and efficient funding. Throughout 2008, the Company principally generated liquidity through reduced reinvestment of loan principal collections, asset sales and syndications, and asset-backed financing, bank deposits to fund new commercial loans and common and preferred equity offerings.

On December 22, 2008, the Company became a bank holding company and the Company’s Utah industrial bank (the “Bank”) was converted to a Utah state bank. As a bank holding company, the Company is subject to the comprehensive, consolidated supervision of the Federal Reserve, including risk-based and leverage capital requirements and information reporting requirements. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders.

On December 23, 2008, the Company received approval from the U.S. Department of the Treasury (“Treasury”) to participate in its Capital Purchase Program, part of the Troubled Assets Relief Program established under the Emergency Economic Stabilization Act of 2008. The Treasury has made an investment of $2.33 billion in CIT’s perpetual preferred stock and related warrants under the terms of the program.

The Company has recently applied for the Temporary Liquidity Guarantee Program of the Federal Deposit Insurance Corporation (TLGP). FDIC approval is discretionary. Participation in this program would enable the Company to issue government-guaranteed debt, which would enhance liquidity and support business growth. The Company submitted its application to the FDIC on January 12, 2009, and believes it is eligible to issue up to $10 billion of guaranteed debt upon FDIC approval. The program’s current expiration date is October 31, 2009.

The Bank is also in discussions with regulators to expand loan originations within the Bank and is pursuing a waiver of Section 23A, which restricts transactions with affiliates in the transfer of existing assets and/or businesses into the Bank. A waiver will allow for the diversification of the Bank’s assets to better utilize the Bank’s deposit taking capabilities. If the application is not granted for all or a significant portion of the assets, it could severely limit the Company's ability to shift business into the Bank.

Estimated funding needs for the twelve months ended December 31, 2009, inclusive of unsecured debt and bank line maturities and equipment purchase commitments and exclusive of nonrecourse secured borrowings (which are generally repaid in conjunction with pledged receivable maturities) and maturing deposit liabilities, approximate $11 billion. Management anticipates satisfying these needs through a combination of cash on hand, existing borrowing facilities, additional secured financings, deposit growth which will be accelerated if Section 23A waiver is granted, and potential debt issuance under the TLGP. If the Company’s requests for TLGP or Section 23A waiver approval are unsuccessful, management would significantly reduce new loan and lease originations early in 2009 that results in retention of the cash flow from portfolio payments, which are expected to approximate $13 billion over the next 12 months.

Principal variables to the Company’s base funding plan as outlined above, and which is based on management estimates regarding future events, include commitment draws by our customers in excess of plan (related to approximately $5.5 billion of outstanding loan commitments), inability to issue new secured borrowings, reduced asset sales, lower collections from our borrowers and mark to market calls on certain secured borrowing facilities, principally the Goldman Sachs facility.

The measures described above and transition to a bank holding company are intended to restore the Company’s access to liquidity and competitively priced funding to support its long-term business model. These measures, however, are subject to a number of uncertainties and there can be no assurance that they will be successfully completed. If completed these measures may not achieve their anticipated benefits. The Company is highly leveraged relative to its annual cash flow. There exists a risk that the Company will not be able to meet all of its debt obligations. Management’s failure to successfully implement its liquidity and capital enhancement measures could have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

Financing and Leasing Assets

CIT extends credit to customers through a variety of financing arrangements; including term loans, lease financing and operating leases. The amounts outstanding on loans, direct financing and leveraged leases are referred to as finance receivables and, when combined with finance receivables held for sale and the net book value of operating lease equipment, represent financing and leasing assets.

CIT ANNUAL REPORT 2008 77

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans and lease receivables are accounted for as held-for-investment (HFI) if management has the intent and ability to hold the receivables for the foreseeable future or until maturity. Loans classified as HFI are recorded at amortized cost. Direct financing leases classified as HFI are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Leveraged leases, for which a major portion of the funding is provided by third party lenders on a non-recourse basis, with CIT providing the balance and acquiring title to the property, are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less non-recourse third party debt and unearned finance revenue. Management performs periodic reviews of estimated residual values, with other than temporary impairment recognized in current period earnings. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans is recorded at the lower of carrying value or estimated fair value, less costs to sell, when acquired.

Maintenance costs incurred that exceed maintenance funds collected for commercial aircraft are not capitalized if they do not provide a future economic benefit and do not extend the useful life of the aircraft. Such costs may include costs of routine aircraft operation and costs of maintenance and spare parts incurred in connection with re-leasing an aircraft and during the transition between leases. For such maintenance costs that are not capitalized, a charge is recorded in general operating expense at the time the costs are incurred. Income recognition related to maintenance funds collected is deferred to the extent management estimates costs will be incurred by subsequent lessees performing scheduled maintenance. Upon the disposition of an aircraft, any excess maintenance funds that exist are recognized as income.

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

The reserve for credit losses is determined based on three key components: (1) specific reserves for loans that are impaired under Statement of Financial Accounting Standards (SFAS) 114, based upon the value of underlying collateral or projected cash flows, (2) reserves for estimated losses incurred in the portfolio based upon historical and projected charge-offs and (3) reserves for estimated losses incurred in the portfolio based upon economic risks, industry and geographic concentrations and other factors. In management’s judgment, the reserve for credit losses is adequate to provide for credit losses incurred in the portfolio. However, changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the reserve for credit losses.

With respect to assets transferred to held for investment from held for sale, a reserve for credit losses is recognized to the extent estimated inherent losses exceed corresponding remaining discount at the applicable balance sheet date.

Impaired Finance Receivables

Impaired finance receivables (including loans or capital leases) of $500 thousand or greater that are placed on non-accrual status are subject to periodic individual review by CIT’s Asset Quality Review Committee (“AQR”). The AQR, which is comprised of members of senior management, reviews overall portfolio performance, as well as individual accounts meeting certain credit risk grading parameters. Excluded from impaired finance receivables are: 1) certain individual commercial non-accrual finance receivables for which the collateral value supports the outstanding

Item 8: Financial Statements and Supplementary Data

78 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance and the continuation of earning status, 2) small ticket leasing and other homogeneous pools of loans, which are subject to automatic charge-off procedures, and 3) short-term factoring customer finance receivables, generally having terms up to 30 days. Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to the contractual terms of the financing agreement. Impairment is measured as any shortfall between the estimated value and the recorded investment in the finance receivable, with the estimated value determined using the fair value of the collateral and other cash flows if the finance receivable is collateralized, or the present value of expected future cash flows discounted at the contract’s effective interest rate.

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

Retained Interests in Securitizations

Pools of assets are originated and sold to special purpose entities which, in turn, issue debt securities backed by the asset pools or sell individual interests in the assets to investors. CIT retains the servicing rights and participates in certain cash flows from the pools. For transactions meeting accounting sale criteria, the present value of expected net cash flows (after payment of principal and interest to certificate and/or note holders and credit-related disbursements) that exceeds the estimated cost of servicing is recorded at the time of sale as a “retained interest.” Retained interests in securitized assets are classified as available-for-sale securities and accounted for at fair value in accordance with SFAS No. 115. In its estimation of those net cash flows and retained interests, management employs a variety of financial assumptions, including loan pool credit losses, prepayment speeds and discount rates. These assumptions are supported by both CIT’s historical experience, market trends and anticipated performance relative to the particular assets securitized. Subsequent to the recording of retained interests, estimated cash flows underlying retained interests are periodically updated based upon current information and events that management believes a market participant would use in determining the current fair value of the retained interest. If the analysis indicates that an adverse change in estimated cash flows has occurred, an “other-than temporary” impairment is recorded and included in net income to write down the retained interest to estimated fair value. Unrealized gains are not credited to current earnings, but are reflected in stockholders’ equity as part of other comprehensive income.

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

In February 2005, CIT acquired Education Lending Group, Inc., a specialty finance company principally engaged in providing education loans (primarily U.S. government guaranteed), products and services to students, parents, schools and alumni associations. This business was largely funded with “Education Loan Backed Notes,” which are accounted for under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The assets related to these borrowings are owned by a special purpose entity that is consolidated in the CIT financial statements, and the creditors of that special purpose entity have received ownership and, or, security interests in the assets. CIT retains certain call features with respect to these borrowings. The transactions do not meet the SFAS 140 requirements for sales treatment and are, therefore, recorded as secured borrowings and are reflected in the Consolidated Balance Sheet as Finance receivables pledged and Non-recourse, secured borrowings. Certain cash balances, included in cash and cash equivalents, are restricted in conjunction with these borrowings.

In 2007 and 2008, the Company also funded a portion of the business in the asset-backed markets with on-balance sheet financings secured by factoring receivables, and certain other commercial loans. Similar to the student loan facilities, these transactions do not meet the accounting (SFAS 140) requirements for sales treatment and are therefore reflected in the Consolidated Balance Sheet as Finance receivables pledged and non-recourse, secured borrowings.

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

Upon executing a derivative contract, the Company designates the derivative as either a qualifying SFAS 133 hedge, an economic hedge not designated as a SFAS 133 hedge, or held for trading. The designation may change based upon management’s reassessment or changing circumstances. Derivatives utilized by the Company principally include swaps and forward settlement contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Financial forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. CIT also executes interest rate swaps with customers (and offsetting swaps with financial institutions) in connection with certain lending arrangements. In addition, the Company utilizes credit derivatives to manage the credit risk associated with its loan portfolio.

CIT ANNUAL REPORT 2008 79

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major portfolio hedge strategies include: (1) Interest rate risk management to match fund asset portfolio growth. Interest rate swaps, whereby CIT pays a fixed interest rate and receives a variable interest rate, are utilized to hedge either forecasted commercial paper issuances or cash flows relating to specific variable-rate debt instruments. These transactions are classified as cash flow hedges and effectively convert variable-rate debt to fixed-rate debt. Interest rate swaps, whereby CIT pays a variable interest rate and receives a fixed interest rate, are utilized to hedge specific fixed-rate debt. These transactions are classified as fair value hedges and effectively convert fixed-rate debt to a variable-rate debt. (2) Currency risk management to hedge foreign funding sources. Cross-currency swaps, whereby CIT pays U.S. dollars and receives various foreign currencies, are utilized to effectively convert foreign-denominated debt to U.S. dollar debt. These transactions are classified as either foreign currency cash flow or foreign currency fair value hedges. (3) Currency risk management to hedge investments in foreign operations. Cross-currency swaps and foreign currency forward contracts, whereby CIT pays various foreign currencies and receives U.S. dollars, are utilized to effectively convert U.S. dollar denominated debt to foreign currency denominated debt. These transactions are classified as foreign currency net investment hedges, or foreign currency cash flow hedges, with resulting gains and losses reflected in accumulated other comprehensive income as a separate component of equity.

Derivative instruments are recognized in the balance sheet at their fair values in derivative counterparty assets or liabilities in the case of derivatives qualifying for hedge accounting. Derivatives that do not qualify for hedge accounting are recognized in the balance sheet as trading assets or liabilities. Changes in fair values are recognized currently in earnings, unless the derivatives qualify as cash flow hedges. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive income as a separate component of equity, and contractual cash flows, along with the related impact of the hedged items, continue to be recognized in earnings. Any ineffective portion of a hedge is reported in current earnings. Amounts accumulated in other comprehensive income are reclassified to earnings in the same period that the hedged transaction impacts earnings.

The fair value of the Company’s derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a gross-by-counterparty basis in the Company’s consolidated statements of financial condition.

CIT uses both the “short-cut” method and the “long-haul” method to assess hedge effectiveness. The short-cut method is applied to certain interest rate swaps used for fair value and cash flow hedges of term debt if certain strict criteria are met. This method allows for the assumption of no hedge ineffectiveness if these strict criteria are met at the inception of the derivative, including matching of the critical terms of the debt instrument and the derivative. As permitted under the shortcut method, no further assessment of hedge effectiveness is performed for these transactions.

The long-haul method is applied to other interest rate swaps, non-compound cross-currency swaps and foreign currency forward exchange contracts. For hedges where we use the long-haul method to assess hedge effectiveness, we document, both at inception and over the life of the hedge, at least quarterly, our analysis of actual and expected hedge effectiveness. For hedges of forecasted commercial paper transactions, more extensive analysis using techniques such as regression analysis was used to demonstrate that the hedge has been, and is expected to be, highly effective in off-setting corresponding changes in the cash flows of the hedged item. The commercial paper hedging program was terminated in 2008, in conjunction with the Company’s loss of access to the commercial paper market. For hedges of foreign currency net investment positions we apply the “forward” method whereby effectiveness is assessed and measured based on the amounts and currencies of the individual hedged net investments and notional amounts and underlying currencies of the derivative contract. For those hedging relationships in which the critical terms of the entire debt instrument and the derivative are identical, and the credit-worthiness of the counterparty to the hedging instrument remains sound, there is an expectation of no hedge ineffectiveness so long as those conditions continue to be met.

The net interest differential, including premiums paid or received, if any, on interest rate swaps, is recognized on an accrual basis as an adjustment to finance revenue or as interest expense to correspond with the hedged position. In the event of early termination of derivative instruments, the gain or loss is reflected in earnings as the hedged transaction is recognized in earnings.

Derivative instruments are transacted with CIT customers using interest rate swaps and other derivatives with our customers as well as derivative transactions with other financial institutions with like terms. These derivative instruments do not qualify for hedge accounting. As a result, changes in fair value of the derivative instruments are reflected in current earnings. These derivative instruments, in addition to others that do not qualify for hedge accounting, are recognized at fair value in the balance sheet as trading assets and liabilities.

CIT is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative instrument. This risk is measured as the market value of derivative transactions with a positive fair value, reduced by the effects of master netting agreements. We manage this credit risk by requiring that all derivative transactions be conducted initially with counterparties rated investment grade by nationally recognized rating agencies, with the majority of the counterparties rated “AA” or higher, and by setting limits on the exposure with any individual counterparty. Accordingly, counterparty credit risk is not significant.

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

Item 8: Financial Statements and Supplementary Data

80 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The goodwill impairment analysis is a two-step process. The first step (“Step1”), used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

The second step (“Step 2”) involves calculating an estimated implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

Historically, the Company has estimated fair values of reporting units based on market earnings and tangible book value multiples of peer companies for each reporting unit. Beginning in the second quarter of 2008, management enhanced the valuation methodology to utilize an internally prepared discounted cash flow analysis to estimate reporting unit fair values.

See Note 24 for additional information.

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

Other Assets

Assets received in satisfaction of loans are carried at the lower of carrying value or estimated fair value less selling costs, with write-downs of the pre-existing receivable generally reflected in the provision for credit losses.

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

CIT ANNUAL REPORT 2008 81

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future taxation of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the relevant facts and circumstances, it is more likely than not that some or all of the deferred tax assets will not be realized. Income taxes are generally not provided on undistributed earnings of foreign operations as the earnings are permanently invested. The Company has determined that it has both the intent and ability to indefinitely prevent any tax consequences with respect to the undistributed earnings of foreign operations. FIN 48 liabilities and tax reserves reflect open tax return positions, tax assessments received and, tax law changes. FIN 48 liabilities, tax reserves, and third party indemnifications are included in current taxes payable, which is reflected in accrued liabilities and payables.

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

As a result of the Company’s conversion to a BHC, rental income on operating leases is included in other income to comply with bank reporting requirements. Prior periods are conformed to the current year presentation.

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

Earnings per Share

SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the same method for the numerator as basic EPS, but the denominator includes the weighted-average number of common shares outstanding for the period plus the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of

Item 8: Financial Statements and Supplementary Data

82 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock options is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. In periods that include discontinued operations, results from continuing operations determine the applicable denominator. In periods when continuing operations is positive and results after discontinued operations is negative, the use of dilutive shares can have an antidilutive effect, as was the case of 2007.

Stock-Based Compensation

On January 1, 2006, the Company adopted the revision to SFAS No. 123, “Share-Based Payment” (“FAS 123R”), which requires the recognition of compensation expense for all stock-based compensation plans. As a result, salaries and general operating expenses include compensation expense related to employee stock option plans and employee stock purchase plans, if any. The Company utilized the modified prospective transition method in the adoption of FAS 123R and compensation expense is recognized over the vesting period (requisite service period), generally three years, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. The compensation expense assumes a 4% annual forfeiture rate for employees who are not executive officers and 1% annual forfeiture rate for executive officers.

Accounting for Costs Associated with Exit or Disposal Activities

A liability for costs associated with exit or disposal activities, other than in a business combination, is recognized when the liability is incurred. The liability is measured at fair value, with adjustments for changes in estimated cash flows recognized in earnings.

Consolidated Statements of Cash Flows

Cash and cash equivalents includes cash and interest-bearing deposits, which generally represent overnight money market investments of excess cash maintained for liquidity purposes. The Company maintains its cash balances principally at financial institutions located in the United States and Canada. The balances are not insured. Cash and cash equivalents include amounts at CIT Bank, a Utah state bank, which are only available for the bank’s funding and investment requirements pursuant to the bank’s charter. Cash inflows and outflows from commercial paper borrowings and most factoring receivables are presented on a net basis in the Statements of Cash Flows, as their original term is generally less than 90 days.

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

Non-cash transactions during 2008 included certain debt conversions whereby we exchanged $1.7 billion of previously outstanding senior notes for $1.15 billion of new subordinated notes and issued 14 million common shares out of Treasury for the extinguishment of $490 million of senior debt.

Discontinued Operation

In June 2008, management contractually agreed to sell the Company’s home lending business, including the home mortgage and manufactured housing portfolios and the related servicing operations. The sale of assets and the assignment of liabilities were completed in early July with the receipt of $1.7 billion of the total $1.8 billion in cash consideration. The final consideration of approximately $44 million was received upon transfer of servicing in February 2009. In conjunction with the sales, transition services were provided to the purchaser on a revenue neutral basis. CIT is not required to repurchase any of the home lending or manufactured housing receivables covered by these sales. Expected costs related to the sale have been estimated by management based on currently available information and included in the loss on disposal.

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

In connection with the classification of the home lending business as a discontinued operation, certain interest expense and indirect operating expenses that previously had been allocated to the Home Lending segment, have instead been allocated to Corporate & Other as part of continuing operations and are not included in the summary of discontinued operation as presented in the table below. The total incremental pretax amounts of interest and indirect overhead expense that were previously allocated to the Home Lending segment and remain in continuing operations were approximately $185 million, $199 million and $138 million for the years ended December 31, 2008, 2007 and 2006.

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

Discontinued Operation Income Statement Years Ended December 31, (dollars in millions)

	2008	2007	2006

Net interest revenue	$101.0	$380.6	$315.5
Other income	29.4	(19.3)	57.3
Valuation allowance for receivables held for sale	(23.0)	(1,248.9)	–
Provision for credit losses	(608.6)	(352.0)	(62.4)
Salaries and general operating expenses	(51.0)	(128.7)	(106.5)

Pretax (loss) from discontinued operation	(552.2)	(1,368.3)	203.9
Income (loss) from sale of discontinued operation before income taxes	(2,123.4)	–	–
Income tax (provision) benefit	509.2	495.3	(83.6)

Net income (loss) from discontinued operation	$(2,166.4)	$(873.0)	$120.3

CIT ANNUAL REPORT 2008 83

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The individual assets and liabilities of the discontinued home lending operation are combined in the captions “Assets of discontinued operation” and “Liabilities of discontinued operation” in the consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities included as part of the discontinued business are presented in the following table:

Discontinued Operation Balance Sheet (dollars in millions)

	December 31, 2008	December 31, 2007

Assets:
Cash and cash equivalents(1)	$–	$39.8
Loans	–	9,114.3
Allowance for loan losses	–	(250.0)

Loans, net	–	8,864.3
Other assets(2)	44.2	404.5

Total assets	$44.2	$9,308.6

Liabilities:
Variable-rate non-recourse secured borrowings	$–	$4,785.9
Other liabilities	–	52.3

Total liabilities	$–	$4,838.2

(1)	Restricted in conjunction with securitization transactions.
(2)	December 31, 2008 balance received in February 2009.

OUT OF PERIOD ADJUSTMENTS

During 2008, management corrected errors applicable to prior periods. These adjustments aggregated $100.1 million (pretax). The two principal components included:

1)	An adjustment of $32.7 million was recorded in the first quarter of 2008, to correct an overstatement of the carrying value of a $720 million retained interest in Vendor Finance receivables. The 2007 fourth quarter sale of the Company’s 30% interest in the U.S. based Dell Financial Services Joint Venture caused a repricing of the debt in a related Dell securitization vehicle. The gain recorded in 2007 was $247 million.
2)	Various adjustments applicable to prior years aggregating $68.8 million were recorded in 2008 to correct errors not identified in previously unreconciled accounts. The adjustments predominately arose out of our Vendor Finance European hub located in Dublin, Ireland where business acquisitions made during 2004 and 2007 were not properly integrated into then existing processes and systems. In 2008, management undertook a rigorous program to identify and account for all reconciliation items and to improve transaction processes and systems. The $68.8 million was principally related to years 2004, 2005 and 2006. The adjustments were recorded in 2008 results and affected several lines on the consolidated 2008 income statement, most notably a $7.6 million reduction to interest income, $15.8 million decrease to other income, $32.7 million increase to non-operating expenses and $12.7 million increase to goodwill and impairment charges. Recoveries of certain elements of these booked adjustments through offset or third party reimbursement are being pursued by the Company. The level of the recoveries is not expected to be significant.

In accordance with the Company’s policy, which is based on the principles of SAB 99 and SAB 108, management concluded, with the agreement of its Audit Committee, that the adjustments were not individually or in the aggregate material to the 2008 consolidated financial statements or to any of the preceding year consolidated financial statements as reported.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132R-1, Employer’s Disclosures about Postretirement Benefit Plan Assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The new disclosure requirements are effective for annual reporting periods ending after December 15, 2009. For calendar companies this will be for 2009 year end reporting. The Company is currently evaluating the effect of this statement.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 will not materially impact the Company’s financial condition and results of operations.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, and that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP No. APB 14-1 is not expected to materially impact the Company’s Financial Statements.

Item 8: Financial Statements and Supplementary Data

84 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB No. 133” (SFAS 161). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Company’s financial position, financial performance and cash flows. SFAS 161 also clarifies that derivatives are subject to credit risk disclosures as required by SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 161 is effective for the year beginning January 1, 2009. The adoption of SFAS 161 is not expected to have a material impact the Company’s financial condition and results of operations.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and is applicable to new transactions entered into after the date of adoption. Early adoption is prohibited. We do not expect adoption of FSP No. FAS 140-3 to have a material effect on our financial condition and cash flows. Adoption of FSP No. FAS 140-3 is not expected to materially impact operations.

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

NOTE 2 — INVESTMENTS – RETAINED INTERESTS IN SECURITIZATIONS

The Company securitizes loans that may be serviced by the Company or by other parties. With each securitization, the Company may retain all or a portion of the securities, subordinated tranches, interest-only strips and in some cases, cash reserve accounts, all of which constitute retained interests. Retained interests in securitizations are designated as available for sale and include the following:

(dollars in millions)	December 31, 2008	December 31, 2007

Retained interests in commercial loans:
Retained subordinated
securities(1)	$135.8	$493.0
Interest-only strips	21.1	426.0
Cash reserve accounts	72.5	251.0

Total retained interests in
commercial loans	$229.4	$1,170.0

(1) Balances include $6.8 million in a collateralized loan obligation.

The decline during 2008 reflects the restructure of certain facilities, which reduced the retained interest and brought back on-balance sheet finance receivables and debt. The following table summarizes the accretion recognized in pretax earnings, the related impairment charges, and unrealized after-tax gains, reflected as a part of accumulated other comprehensive income.

Years Ended December 31, (dollars in millions)	2008	2007	2006

Accretion	$78.6	$91.5	$92.4
Impairment charges	$(73.7)	$(10.1)	$2.1
Unrealized after tax gains	$0.4	$7.8	$18.4

CIT ANNUAL REPORT 2008 85

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the key assumptions used in measuring the retained interest carrying value of the securitization transactions outstanding at the end of 2008. There was no remaining retained interests relating to consumer equipment loans due to the above mentioned restructuring activity. Weighted average prepayment speed is based on a constant prepayment rate which expresses payments as a function of the declining amount of loans at a compound annual rate. Weighted average expected credit losses are expressed as annual loss rates:

		Small
	Vendor	Business
(dollars in millions)	Finance	Lending

Weighted-average life (in years)	$1.2	$3.5
Weighted average prepayment speed	7.77%	17.18%
Impact on fair value of 10% adverse change	$0.1	$(1.4)
Impact on fair value of 20% adverse change	–	$(2.6)
Weighted average expected credit losses(1)	1.47%	2.96%
Impact on fair value of 10% adverse change	$(2.3)	$(2.3)
Impact on fair value of 20% adverse change	$(4.6)	$(4.5)
Weighted average discount rate	9.00%	14.00%
Impact on fair value of 10% adverse change	$(1.1)	$(0.6)
Impact on fair value of 20% adverse change	$(2.1)	$(1.1)
Retained subordinated securities	$85.0	$44.0
Interest only securities	$11.3	$9.8
Cash reserve accounts	$64.0	$8.5

Carrying value	$160.3	$62.3

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

The following summarizes the key assumptions used in measuring the retained interests as of the date of securitization for transactions completed in 2008.

Weighted average prepayment speed	8.26%	No Activity
Weighted average expected credit losses(1)	0.87%	No Activity
Weighted average discount rate	9.00%	No Activity
Weighted average life (in years)	1.87	No Activity

(1)	The weighted average expected credit losses with respect to Consumer Technology Leases are zero based on a contractual recourse agreement with a third party originator of these assets.

Item 8: Financial Statements and Supplementary Data

86 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes static pool credit losses for public securitizations by year of issuance. Static pool credit losses represent the sum of actual losses (life-to-date) and projected future credit losses, divided by the original balance of each of the respective asset pools in the securitizations. There was no public securitization consummated in 2007.

	Commercial Equipment Securitizations During:

	2008	2007	2006

Actual and projected losses at:
December 31, 2008	2.16%	N/A	1.54%
December 31, 2007		N/A	1.15%
December 31, 2006			0.97%

The table that follows summarizes the roll-forward of retained interest balances and cash flows received from and paid to securitization trusts.

Years Ended December 31, (dollars in millions)	2008	2007	2006

Retained Interests
Retained interest at beginning of period	$1,170.0	$1,010.0	$1,078.4
New sales	623.2	864.1	634.4
Distributions from trusts(1)	(1,679.0)	(762.5)	(804.3)
Change in fair value	(12.6)	(17.4)	0.8
Other, including net accretion, and clean-up calls	127.8	75.8	100.7

Retained interest at end of period	$229.4	$1,170.0	$1,010.0

Cash Flows During the Periods
Proceeds from new securitizations	$704.0	$3,380.1	$2,943.8
Other cash flows received on retained interests	725.5	760.1	804.3
Servicing fees received	49.0	56.8	59.0
Reimbursable servicing advances, net	1.2	6.9	1.4
Repurchases of delinquent or foreclosed assets and ineligible contracts	(7.3)	(10.9)	(13.8)
Purchases of contracts through clean-up calls	(77.5)	(113.6)	(310.4)

Total, net	$1,394.9	$4,079.4	$3,484.3

(1)	The 2008 balance increased due to the previously mentioned restructuring of certain facilities.

The following table presents net charge-offs on both an owned portfolio basis as well as combined owned and securitized receivable basis.

At or for the year ended December 31, (dollars in millions)	2008		2007		2006

Net Charge-offs of Finance Receivables
Commercial	$370.5	0.89%	$126.9	0.32%	$119.5	0.36%
Consumer	120.0	0.94%	53.1	0.49%	13.8	0.19%

Total	$490.5	0.90%	$180.0	0.35%	$133.3	0.33%

Net Charge-offs of Owned and Securitized Receivables
Commercial	$416.7	0.90%	$158.3	0.35%	$144.0	0.37%
Consumer	120.0	0.94%	53.1	0.49%	13.8	0.19%

Total	$536.7	0.91%	$211.4	0.38%	$157.8	0.34%

CIT ANNUAL REPORT 2008 87

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — FINANCE RECEIVABLES

The following tables present finance receivables for each segment based on obligor location.

December 31, (dollars in millions)

	2008			2007

	Domestic	Foreign	Total	Domestic	Foreign	Total

Corporate Finance	$17,201.3	$3,567.5	$20,768.8	$17,455.2	$3,871.0	$21,326.2
Transportation Finance	2,146.1	501.5	2,647.6	1,954.9	596.4	2,551.3
Trade Finance	5,329.0	709.0	6,038.0	6,537.9	792.5	7,330.4
Vendor Finance	6,363.8	4,835.8	11,199.6	4,078.7	6,294.6	10,373.3
Consumer	12,472.6	–	12,472.6	12,179.7	–	12,179.7

Total	$43,512.8	$9,613.8	$53,126.6	$42,206.4	$11,554.5	$53,760.9

The following table presents selected items included in total finance receivables.

December 31, (dollars in millions)

	2008	2007

Unearned income	$(2,651.8)	$(2,795.6)
Equipment residual values	1,769.9	2,103.9
Leveraged leases(1)	446.0	434.4

(1) Leveraged leases are presented net of third party non-recourse debt payable of $551.6 million and $625.9 million at December 31, 2008 and 2007.

The following table presents finance receivables pledged in conjunction with on-balance sheet secured financing transactions.

Pledged Asset Summary (dollars in millions)

	December 31,

	2008	2007

Consumer (student lending)	$10,410.0	$9,079.4
Trade Finance (factoring receivable)(1)	4,642.9	5,222.8
Corporate Finance(2)	3,785.6	–
Corporate Finance(3)	694.1	370.0
Corporate Finance (small business lending)	253.9	–
Corporate Finance (energy project finance)	244.9	262.1
Corporate Finance(4)	103.2	–
Vendor Finance (acquisition financing)	878.6	1,491.3
Vendor Finance(5)	2,946.7	–
Shared facility (Corporate Finance/Vendor Finance)	314.0	–

Subtotal – Finance Receivables	$24,273.9	$16,425.6

(1)	Excludes credit balances of factoring clients.
(2)	Reflects advances associated with the GSI facility.
(3)	Includes financing executed via total return swaps not associated with the GSI facility under which CIT retains control of and risk associated with the pledged assets.
(4)	Reflects advances associated with the Wells Fargo facility.
(5)	Reflects the repurchase of assets previously securitized off-balance sheet and the associated secured debt.

Item 8: Financial Statements and Supplementary Data

88 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the contractual maturities of finance receivables at December 31, 2008 by fiscal period.

(dollars in millions)	Commercial	Consumer	Foreign	Total

Fixed-rate
1 year or less	$6,176.8	$27.1	$2,935.9	$9,139.8

Year 2	1,547.8	48.0	1,735.1	3,330.9
Year 3	1,331.5	98.3	1,074.0	2,503.8
Year 4	1,075.9	106.4	590.9	1,773.2
Year 5	797.2	4.3	351.7	1,153.2

2-5 years	4,752.4	257.0	3,751.7	8,761.1
After 5 years	1,421.0	15.1	372.1	1,808.2

Total fixed-rate	12,350.2	299.2	7,059.7	19,709.1

Adjustable-rate
1 year or less	$2,776.1	$256.3	$418.8	$3,451.2

Year 2	1,699.8	328.8	328.0	2,356.6
Year 3	2,185.6	416.9	330.5	2,933.0
Year 4	2,980.0	446.6	151.0	3,577.6
Year 5	3,956.8	471.6	415.6	4,844.0

2-5 years	10,822.2	1,663.9	1,225.1	13,711.2
After 5 years	5,092.0	10,253.0	910.1	16,255.1

Total adjustable-rate	18,690.3	12,173.2	2,554.0	33,417.5

Total	$31,040.5	$12,472.4	$9,613.7	$53,126.6

The following table sets forth certain information regarding non-performing assets. Non-performing assets reflect both finance receivables on non-accrual status (primarily finance receivables that are ninety days or more delinquent) and assets received in satisfaction of loans (repossessed assets).

December 31, (dollars in millions)

	2008	2007

Non-accrual finance receivables	$1,414.6	$477.5
Assets received in satisfaction of loans	22.5	8.7

Total non-performing assets	$1,437.1	$486.2

Percentage of finance receivables	2.71%	0.90%

The following table contains information on finance receivables evaluated for impairment and the related reserve for credit losses. The Company excludes homogenous type loans such as consumer loans, small-ticket loans and lease receivables, short-term factoring customer finance receivables and certain other receivables from its universe of receivables evaluated for impairment as described in Note 1. Non-performing consumer balances totaled $194.1 million, $8.5 million, and $3.0 million at December 31, 2008, 2007 and 2006.

At or for the Years Ended December 31, (dollars in millions)

	2008	2007	2006

Finance receivables considered for impairment	$1,035.1	$249.7	$261.0
Impaired finance receivables with specific allowance(1)	$803.3	$145.1	$131.0
Allowance(1)	$334.4	$52.1	$53.4
Impaired finance receivables with no specific allowance(2)	$231.8	$104.6	$130.0
Average investment in impaired finance receivables	$698.4	$219.4	$337.6

(1)	Impaired finance receivables are those loans whose estimated fair value is less than the current recorded value. The allowance is the difference between these two amounts.
(2)	In these cases, the expected proceeds from collateral liquidation and cash flow sources are sufficient to recover the receivable balances.

CIT ANNUAL REPORT 2008 89

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — RESERVE FOR CREDIT LOSSES

The following table presents changes in the reserve for credit losses.

At or for the Years Ended December 31, (dollars in millions)

	2008	2007	2006

Balance, beginning of period	$574.3	$577.1	$540.2
Provision for credit losses	1,049.2	241.8	159.8
Reserve changes relating to foreign currency translation, acquisitions, other(1)	(36.8)	(64.6)	10.4

Net additions to the reserve for credit losses	1,012.4	177.2	170.2

Charged-off – finance receivables	(557.8)	(265.4)	(204.8)
Recoveries of amounts previously charged-off	67.3	85.4	71.5

Net credit losses	(490.5)	(180.0)	(133.3)

Balance, end of period	$1,096.2	$574.3	$577.1

Reserve for credit losses as a percentage of finance receivables	2.06%	1.07%	1.28%
Reserve for credit losses (excluding specific reserves) as a percentage of finance receivables, excluding guaranteed student loans(2)	1.48%	1.21%	1.44%

(1)	Amounts reflect reserve reductions for portfolio sales and reserves established for estimated losses inherent in portfolios acquired through purchases or business combinations, as well as foreign currency translation adjustments.
(2)	Loans guaranteed by the U.S. government are excluded from the calculation.

NOTE 5 — OPERATING LEASE EQUIPMENT

The following table provides the net book value (net of accumulated depreciation of $3.0 billion at December 31, 2008 and $2.8 billion at December 31, 2007) of operating lease assets, by equipment type.

December 31, (dollars in millions)

	2008	2007

Commercial aircraft (including
regional aircraft)	$7,135.3	$7,190.0
Railcars and locomotives	4,216.6	3,784.7
Information technology	278.5	262.7
Office equipment	382.1	453.4
Communications	183.1	231.8
Medical equipment, machinery
and other(1)	510.8	687.9

Total	$12,706.4	$12,610.5

(1)	Includes equipment off lease of $302.7 million and $396.8 million at December 31, 2008 and 2007.

The following table presents future minimum lease rentals due to the Company on non-cancelable operating leases at December 31, 2008. Excluded from this table are variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing operating lease equipment at lease expiration, all of which are components of operating lease profitability.

Years Ended December 31, (dollars in millions)

2008

2009	$1,590.7
2010	1,257.3
2011	897.0
2012	628.4
2013	462.7
Thereafter	878.4

Total	$5,714.5

Item 8: Financial Statements and Supplementary Data

90 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — OTHER ASSETS

The following table presents the components of other assets.

(dollars in millions)	December 31, 2008	December 31, 2007

Other Assets
Receivables from counterparties(1)	$1,492.6	$–
Accrued interest and dividends	480.8	703.5
Deposits on commercial aerospace flight equipment	624.3	821.7
Investments in and receivables from non-consolidated subsidiaries	257.1	233.8
Repossessed assets and off-lease equipment	21.3	20.7
Equity and debt investments	486.6	376.2
Furniture and fixtures	168.3	190.8
Prepaid expenses	64.1	131.4
Miscellaneous receivables and other assets	994.0	1,232.0

	$4,589.1	$3,710.1

(1) 2008 balance relates to receivables associated with the Goldman Sachs lending facility related to debt discount and settlements resulting from market value changes to asset-backed securities underlying the facility.

NOTE 7 — DEPOSITS

The following table presents data on deposit balances.

(dollars in millions)	December 31, 2008	December 31, 2007

Deposits Outstanding	$2,626.8	$2,615.6
Weighted average interest rate	4.63%	5.37%
Weighted average number of days to maturity	449 days	504 days

	Year Ended December 31, 2008	Year Ended December 31, 2007

Daily average deposits	$1,901.2	$3,151.3
Maximum amount outstanding	$2,325.9	$3,451.4
Weighted average interest rate for the year	5.14%	4.90%

Deposits	December 31, 2008	December 31, 2007

Due in 2008	$–	$1,539.8
Due in 2009 (average rate 4.43%)	1,736.5	602.2
Due in 2010 (average rate 4.80%)	551.7	260.5
Due in 2011 (average rate 5.02%)	160.5	101.7
Due in 2012 (average rate 4.95%)	70.9	35.9
Due in 2013 (average rate 5.17%)	69.7	37.8
Due after 2013 (average rate 5.30%)	37.5	37.7

Total	$2,626.8	$2,615.6

NOTE 8 — LONG-TERM BORROWINGS

Long-term Debt (dollars in millions)

	December 31, 2008	December 31, 2007

Bank credit facilities	$5,200.0	$–
Secured borrowings	19,084.4	12,644.4
Senior unsecured notes – float	12,754.4	19,888.2
Senior unsecured notes – fixed	24,613.0	29,750.5
Junior subordinated and convertible notes	2,098.9	1,440.0

Total debt	$63,750.7	$63,723.1

Bank Credit Facilities

The Company had no commercial paper outstanding at December 31, 2008. Downgrades in the Company’s short and long-term credit ratings have had the practical effect of leaving the Company without current access to the “A-1/P-1” rated commercial paper market, a historical source of liquidity, and necessitated the Company’s first quarter action to fully draw down its bank credit facilities. The following table includes information relating to these bank line facilities at December 31, 2008.

Bank Credit Facilities Drawn (dollars in millions)

Expiration	Original Term	# of Banks	Total Facility Amount

April 14, 2009	5 Year	31	$2,100.0
April 13, 2010	5 Year	27	2,100.0
December 6, 2011	5 Year	35	1,000.0

			$5,200.0

Interest on each of these facilities is based on a credit ratings grid, with the interest rate measured as a spread in basis points over LIBOR, increasing if the Company’s credit ratings decrease. At the Company’s current ratings, the total weighted average interest rate approximates LIBOR plus 54 basis points. The individual low and high rates, depending on the Company’s credit ratings, are LIBOR plus 40.0 bps and LIBOR plus 62.5 bps. The maturities of these facilities reflect the date upon which the Company must repay the outstanding balance, with no option to extend the term for repayment.

Certain foreign operations utilize local financial institutions to fund operations. At December 31, 2008, local committed credit facilities totaled $454.2 million, of which $101 million was undrawn and available. CIT also has a $750 million, five-year letter of credit facility (expiring May 2010), primarily in conjunction with the factoring business. As of December 31, 2008, $335.3 million was undrawn and available under this facility.

CIT ANNUAL REPORT 2008 91

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Borrowings

The following table summarizes the secured borrowings. The consolidated weighted average interest rate on these secured borrowings was 4.07% and 5.42% at December 31, 2008 and December 31, 2007, respectively. Amounts do not include non-recourse borrowings related to leveraged lease transactions.

(dollars in millions)	December 31, 2008	December 31, 2007

Due in 2008	$–	$2,473.7
Due in 2009	7,534.2	1,078.8
Due in 2010	2,193.6	698.3
Due in 2011	1,733.3	546.4
Due in 2012	1,244.8	405.2
Due in 2013	958.8	366.3
Due after 2013	5,419.7	7,075.7

Total	$19,084.4	$12,644.4

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

On June 6, 2008, a wholly owned subsidiary of CIT executed a long-term, committed financing facility with Goldman Sachs International (“GSI”) that is structured and documented as a total return swap (TRS). The maximum notional amount of the facility is $3 billion during the first ten years of the contract, and thereafter the maximum notional amount declines by $300 million per year for ten years. The arrangement obligates CIT to pay GSI an annual facility fee equal to 2.85% of the maximum notional amount for that year, subject to an initial six month ramp-up adjustment. CIT has the right to terminate the facility before maturity; however, doing so would require CIT to pay GSI a make whole amount equal to the discounted present value of the annual facility fee for its remaining term. There are no other commitment, underwriting or structuring fees payable to GSI or its affiliates for the facility. CIT is also required to pay GSI an amount equal to USD LIBOR on proceeds (less a discount) from asset-backed securitization transactions to CIT. The specific LIBOR index used can vary by asset-backed security and will typically correspond to the length of time between successive payment dates on the asset-backed security. Facility advances are collateralized by asset-backed securities created using certain eligible assets of CIT. GSI is required to reimburse CIT for all cash flows paid to the purchasers of the asset-backed securities. Consequently, the fully drawn borrowing cost to the Company when the facility is fully utilized is USD LIBOR plus 2.85%. The asset-backed securities may be backed by commercial loans, equipment contracts, FFELP student loans, aircraft or rail leases, private student loans or other assets and are subject to concentration limits.

At December 31, 2008, a total of $5,500.9 million of finance and leasing assets, comprised of $4,039.4 million in Corporate Finance receivables and $1,461.5 million in commercial aerospace equipment under operating lease in Transportation Finance, were pledged in conjunction with $3,325.3 million in secured debt issued to investors. Amounts funded to the Company under the facility, net of margin call balance, totaled $1,832.7 million at December 31, 2008, as $1,492.6 million (reflected in other assets) is owed to CIT from Goldman Sachs for debt discount and settlements resulting from market value changes to asset-back securities underlying the structure.

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

Variable and Fixed-rate Senior Unsecured Notes

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

The consolidated weighted average interest rates on variable-rate senior notes at December 31, 2008 and 2007 were 2.74% and 5.09% respectively. Fixed-rate senior debt outstanding at December 31, 2008 matures at various dates through 2036. The consolidated weighted-average interest rates on fixed-rate senior debt at December 31, 2008 and 2007 were 5.32% and 5.30% respectively. Foreign currency-denominated debt (stated in U.S. Dollars) totaled $9,094.6 million at December 31, 2008, of which $6,284.6 million was fixed-rate and $2,810.0 million was variable-rate. Foreign currency-denominated debt (stated in U.S. Dollars) totaled $10,580.0 million at December 31, 2007, of which $7,602.7 million was fixed-rate and $2,977.3 million was variable-rate.

Item 8: Financial Statements and Supplementary Data

92 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present total variable-rate and fixed-rate term debt.

Variable-Rate Term Debt(1) (dollars in millions)	CIT Group Inc. December 31, 2008	Subsidiaries December 31, 2008	Total December 31, 2008	Total December 31, 2007

Due in 2008	$–	$–	$–	$7,377.0
Due in 2009	5,784.5	349.3	6,133.8	5,956.4
Due in 2010	1,967.7	6.8	1,974.5	1,918.8
Due in 2011	2,013.4	111.1	2,124.5	2,238.6
Due in 2012	1,052.1	6.5	1,058.6	1,052.1
Due in 2013	705.0	6.5	711.5	737.4
Due after 2013	607.9	143.6	751.5	607.9

Total	$12,130.6	$623.8	$12,754.4	$19,888.2

Fixed-Rate Term Debt (dollars in millions)	CIT Group Inc. December 31, 2008	Subsidiaries December 31, 2008	Total December 31, 2008	Total December 31, 2007

Due in 2008	$–	$–	$–	$2,730.5
Due in 2009 (rates ranging from 3.35% to 10.48%)	2,024.2	407.4	2,431.6	1,912.8
Due in 2010 (rates ranging from 2.75% to 10.48%)	2,383.1	1,240.0	3,623.1	3,421.3
Due in 2011 (rates ranging from 4.25% to 10.48%)	2,867.4	708.7	3,576.1	3,810.3
Due in 2012 (rates ranging from 3.80% to 10.48%)	2,882.6	61.7	2,944.3	3,690.0
Due in 2013 (rates ranging from 4.45% to 7.90%)	1,300.8	7.8	1,308.6	1,929.5
Due after 2013 (rates ranging from 2.83% to 7.90%)	10,360.6	368.7	10,729.3	12,256.1

Total	$21,818.7	$2,794.3	$24,613.0	$29,750.5

Junior Subordinated Notes/Convertible Equity Units

On December 24, 2008, the Company issued $1,149 million junior subordinated notes and paid approximately $550 million in cash in exchange for $1.7 billion of previously outstanding senior notes. Interest on the new notes will accrue from and including the original issue date at a rate equal to 12% per year. Interest for the initial period from, and including, the original issue date to, but excluding, June 18, 2009, will be payable on June 18, 2009. Thereafter, interest on the new notes will be payable semi-annually in arrears on December 18 and June 18 of each year. The notes are unsecured subordinated obligations and will: a) be subordinated in right of payment to all of the Company’s existing and future senior indebtedness as defined in the indenture, including senior bank facilities; b) rank equally in right of payment with all of existing and future subordinated debt (other than the subordinated debt described in (c)); and rank senior in right of payment to all current and all of CIT future debt that is by its terms subordinated to the new notes.

During 2007, the Company issued $750 million junior subordinated notes. Interest on the notes will accrue from and including the original issue date up to, but not including, March 15, 2017 at a fixed rate equal to 6.10% per year, payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the notes accrues at an annual rate equal to three-month LIBOR plus a margin equal to 1.815% (181.5 basis points), payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on June 15, 2017. The notes will be subordinate in right of payment of all senior and subordinated indebtedness and will be effectively subordinated to all indebtedness of CIT subsidiaries, except for any indebtedness that explicitly ranks on parity with these notes.

The terms of the outstanding junior subordinated notes restrict the Company’s ability to pay dividends on common stock if and so long as CIT does not pay all accrued and unpaid interest on its junior subordinated notes, in full when due. Further, CIT is prohibited from paying interest on the junior subordinated notes if, among other things, the average four quarters fixed charge ratio is less than or equal to 1.10 on the thirtieth day prior to the interest payment date. The average four quarters fixed charge ratio is defined as (a) the sum, for the Company’s most recently completed four fiscal quarters, of the quotient of (x) our earnings (excluding income taxes, interest expense, extraordinary items, goodwill impairment and amounts related to discontinued operation) and (y) interest expense plus preferred dividends, divided by (b) four. The average fixed charge ratio was below 1.10 at December 31, 2008. Notwithstanding the foregoing, CIT may pay such interest to the extent of any net proceeds that we have received from the sale of common stock during the 90 days prior to the 180 days prior to the interest payment date.

During 2007, the Company sold 27.6 million equity units with a stated amount of $25.00 for a total stated amount of $690 million. During December 2008, 19.6 million of these securities were voluntarily exchanged that resulted in the extinguishment of approximately $490 million of senior debt in exchange for the issuance

CIT ANNUAL REPORT 2008 93

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 14 million shares of common stock and payment of approximately $80 million of cash to participating investors. The transaction generated $413 million of additional Tier 1 capital, including a gain on debt extinguishment of approximately $99 million.

The outstanding securities convert to common stock no later than November 17, 2010 at a minimum price of $34.98, which represented the closing price of CIT’s common stock on October 17, 2007. The equity units carry a total distribution rate of 7.75%. The equity units initially consist of a contract to purchase CIT common stock and a 2.5% beneficial ownership interest in a $1,000 principal amount senior note due November 15, 2015.

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative financial instruments is set forth below:

December 31, (dollars in millions)

	2008		2007

	Assets	Liabilities	Assets	Liabilities

Cross currency swaps	$569.8	$(140.0)	$856.0	$(0.5)
Interest rate swaps	534.9	(255.1)	312.4	(407.9)
Foreign currency forward exchange contracts	384.8	(38.6)	194.9	(493.0)

Derivatives qualifying as SFAS 133 hedges	1,489.5	(433.7)	1,363.3	(901.4)
Non-qualifying derivatives – trading assets/liabilities	139.4	(127.4)	99.1	(129.8)

Total	$1,628.9	$(561.1)	$1,462.4	$(1,031.2)

The following table presents additional information regarding qualifying SFAS 133 hedges, specifically the notional principal value of interest rate swaps by class and the corresponding hedged positions.

December 31, (dollars in millions)

2008 Notional	2007 Notional	Hedged Item	Hedge Classification

Variable rate to fixed rate swaps(1)
$4,975.1	$9,744.8	Cash flow variability associated with specific variable-rate debt	Cash flow
–	1,796.9	Cash flow variability related to forecasted commercial paper issuances	Cash flow

$4,975.1	$11,541.7

Fixed rate to variable rate swaps(2)
$9,778.1	$12,920.9	Specific fixed rate debt	Fair value

(1)	CIT pays a fixed rate of interest and receives a variable rate of interest. These swaps hedge the cash flow variability associated with forecasted commercial paper and specific variable rate debt.
(2)	CIT pays a variable rate of interest and receives a fixed rate of interest. These swaps hedge specific fixed rate debt instruments.

Item 8: Financial Statements and Supplementary Data

94 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the notional principal amounts of cross-currency swaps by class and the corresponding hedged positions.

December 31, (dollars in millions)

2008	2007	Hedged Item	Hedge Classification

$4,138.1	$4,026.5	Foreign denominated debt	Foreign currency fair value
63.8	249.5	Foreign denominated fixed-rate debt	Foreign currency cash flow
3.4	27.6	Foreign currency loans to subsidiaries	Foreign currency cash flow

$4,205.3	$4,303.6

CIT sells various foreign currencies forward. These contracts are designated as either cash flow hedges of specific foreign denominated inter-company receivables or as net investment hedges of foreign denominated investments in subsidiaries.

The following table presents the notional principal amounts of foreign currency forward exchange contracts and the corresponding hedged positions.

December 31, (dollars in millions)

2008	2007	Hedged Item	Hedge Classification

$521.0	$551.0	Foreign currency loans to subsidiaries	Foreign currency cash flow
3,584.3	3,689.8	Foreign currency equity investments in subsidiaries	Foreign currency net investment

$4,105.3	$4,240.8

The table that follows summarizes the nature and notional amount of economic hedges that do not qualify for hedge accounting under SFAS 133.

December 31, (notional dollars in millions)

2008 Notional	2007 Notional	Type of Swaps/Caps

$9,731.1	$6,876.1	US dollar interest rate swaps
5,713.2	3,184.1	Interest rate caps
408.7	349.6	Cross-currency swaps
220.7	254.4	Foreign currency interest rate swaps
39.0	168.0	Credit default swaps
940.0	1,007.3	Foreign exchange forward contracts

$17,052.7	$11,839.5	Non-Hedge Accounting Derivatives – Continuing Operations

$–	$10,688.0	Non-Hedge Accounting Derivatives – Discontinued Operation

Non-hedge Accounting Derivatives – Continuing Operations: U.S. interest rate swap contracts in the table above relate to the following: (1) $2.3 billion at December 31, 2008 and $2.5 billion at December 31, 2007 in notional amount of interest rate swaps related to customer derivative programs, (2) $4.1 billion in basis swaps executed in December 2007 in conjunction with secured borrowings collateralized by student loans, (3) $2.0 billion in U.S. Dollar interest rate swaps (approximately $650 million each in offsetting float to fixed and fixed to float) related to an on-balance sheet Vendor Finance securitization transaction, (4) $0.9 billion in interest rate swaps relating to aerospace securitizations and (5) $0.5 billion of U.S. dollar interest rate swaps formerly hedging the commercial paper program and certain fixed rate debt, for which hedge accounting was discontinued in the first quarter of 2008. CIT has also extended $4.0 billion at December 31, 2008 and $3.2 billion at December 31, 2007 in interest rate caps in connection with its customer derivative program. The notional amounts of derivatives related to the customer program include both derivative transactions with CIT customers, as well as offsetting transactions with third parties with like notional amounts and terms.

CIT also has certain cross-currency swaps, certain U.S. and Canadian dollar interest rate swaps, and interest rate caps that are economic hedges of certain interest rate and foreign currency exposures. In addition, CIT has entered into credit default swaps,

CIT ANNUAL REPORT 2008 95

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with original terms of 5 years, to economically hedge certain CIT credit exposures. Further, as discussed in Note 8 Debt, the securities based borrowing facility with GSI is structured and documented as a total return swap (TRS). The amount available for advances under the TRS is accounted for as a derivative financial instrument; to the extent amounts have been advanced to the Company, the TRS notional is not accounted for as a derivative financial instrument because to do so would double count the risks and rewards of owning the underlying encumbered assets. At December 31, 2008, the estimated fair value of the contract in a hypothetical transfer is not significant.

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

In addition to the amounts in the preceding table, CIT had $744.0 million and $2.0 billion in notional amount of interest rate swaps outstanding with securitization trusts at December 31, 2008 and December 31, 2007 to insulate the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $744.0 million and $2.0 billion in notional amount at December 31, 2008 and December 31, 2007 to insulate the Company from the related interest rate risk.

Hedge ineffectiveness occurs in certain cash flow hedges. Hedge ineffectiveness related to interest rate swaps hedging the commercial paper program resulted in a $0.6 million decrease for the year ended December 31, 2007. There was no ineffectiveness recorded during 2008 as downgrades in the Company’s short and long-term credit ratings had the practical effect of leaving CIT without current access to the “A-1/P-1” prime commercial paper market and the entire commercial paper balance has been paid down.

NOTE 10 — STOCKHOLDERS’ EQUITY

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

Series C

On April 21, 2008, the Company sold $500 million or 10,000,000 shares of Non-Cumulative Perpetual Convertible Preferred Stock, Series C, with a liquidation preference of $50 per share, subject to the underwriters’ right to purchase an additional 1,500,000 shares of the convertible preferred stock pursuant to overallotment options. On April 23, 2008, the underwriters exercised their entire overallotment option for the preferred stock for $75 million.

The net proceeds from the convertible preferred stock offering were approximately $558 million, after deducting underwriting commissions and expenses. The convertible preferred stock pays when, and if declared by CIT’s board of directors or a duly authorized committee of the board, cash dividends on each March 15, June 15, September 15 and December 15, beginning on June 15, 2008, at a rate per annum equal to 8.75%, payable quarterly in arrears on a non-cumulative basis. Each share of convertible preferred stock is convertible at any time, at the holder’s option, into 3.9526 shares of CIT common stock, plus cash in lieu of fractional shares, (equivalent to an initial conversion price of approximately $12.65 per share of CIT’s common stock). The conversion rate is subject to customary anti-dilution adjustments and may also be adjusted upon the occurrence of certain other events. In addition, on or after June 20, 2015, CIT may cause some or all of the convertible preferred stock to convert provided that CIT’s common stock has a closing price exceeding 150% of the then applicable conversion price for 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days.

Series D

On December 31, 2008, under the U.S. Treasury’s TARP Capital Purchase Program, the Company issued to the U.S. Treasury 2.33 million shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series D (Series D Preferred Stock), and a 10-year warrant to purchase up to 88.7 million shares of common stock at an initial exercise price of $3.94 per share, for aggregate proceeds of $2.33 billion. The allocated carrying values of the warrant and the Series D Preferred Stock on the date of issuance (based on their

Item 8: Financial Statements and Supplementary Data

96 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

relative fair values) were $419 million and $1.911 billion, respectively. Cumulative dividends on the Series D Preferred Stock are payable at 5% per annum through December 31, 2013 and at a rate of 9% per annum thereafter. The Series D Preferred Stock will be accreted to the redemption price of $2.33 billion over five years. The accretion will be charged to accumulated deficit and will reduce income available to common stock shareholders. The warrant is exercisable at any time until December 31, 2018 and the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment for certain dilutive events. The exercise price of the warrants will be reduced by 15% of the original exercise price on each six-month anniversary of the issue date, subject to maximum reduction of 45%. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of at least $ 2.33 billion from sales of Tier 1 qualifying perpetual preferred stock or common stock, the number of shares of common stock issuable upon exercise of the warrant will be reduced by one-half of the original number of shares of common stock.

The terms of certain outstanding preferred stock restrict the Company’s ability to pay dividends on its common stock if and so long as CIT does not make dividend distributions on our preferred stock, in full when due. Further, CIT is prohibited from declaring dividends on its preferred stock if, among other things, the average four quarters fixed charge ratio is less than or equal to 1.10 on the dividend declaration date or on the thirtieth day prior to the interest payment date, as the case may be. The average four quarters fixed charge ratio is defined as (a) the sum, for our most recently completed four fiscal quarters, of the quotient of (x) our earnings (excluding income taxes, interest expense, extraordinary items, goodwill impairment and amounts related to discontinued operation) and (y) interest expense plus preferred dividends, divided by (b) four. During the course of 2008 and 2007, the average fixed charge ratio was below 1.10 during 2008. Notwithstanding the foregoing, CIT may declare such dividends to the extent of any net proceeds that CIT has received from the sale of common stock during the 90 days prior to the declaration of the dividend or the 180 days prior to the interest payment date. During 2008, the Company sold 4.1 million shares and satisfied the conditions necessary to permit the declaration and payment of preferred stock dividends during 2008. On January 23, 2008, CIT Group Inc. entered into an Underwriting Agreement with Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc., pursuant to which CIT agreed to sell shares of its common stock for an aggregate purchase price of up to $31.5 million.

Common Stock

The following table summarizes changes in common stock outstanding for the respective periods.

	Issued	Less Treasury	Outstanding

Balance at December 31, 2007	214,390,177	(24,464,574)	189,925,603
Sale of common shares	179,808,120	–	179,808,120
Shares sold to complete Equity Units Exchange	–	14,012,539	14,012,539
Shares sold to allow preferred dividend payment	–	4,115,584	4,115,584
Employee stock purchase plan participation	–	366,158	366,158
Subsequent shares issued for 2007 acquisitions	–	55,000	55,000
Stock options exercised	–	1,867	1,867
Shares held to cover taxes on vesting restricted shares and other	–	(414,418)	(414,418)
Restricted shares issued	869,975	–	869,975

Balance at December 31, 2008	395,068,272	(6,327,844)	388,740,428

Accumulated Other Comprehensive Income/(Loss)

The following table details the components of accumulated other comprehensive income/(loss), net of tax.

(dollars in millions)

	December 31, 2008	December 31, 2007	December 31, 2006

Changes in fair values of derivatives qualifying as cash flow hedges	$(136.9)	$(96.6)	$34.2
Foreign currency translation adjustments	31.3	319.1	132.2
Benefit plan net (loss) and prior service (cost), net of tax(1)	(98.7)	(35.6)	(55.2)
Unrealized (loss) gain on equity and securitization investments	(1.3)	7.9	18.4

Total accumulated other comprehensive income (loss)	$(205.6)	$194.8	$129.6

(1)	The adoption of SFAS 158 at December 31, 2006 resulted in recording various unfunded post-retirement liabilities

The change in the fair values of derivatives qualifying as cash flow hedges related to variations in market interest rates, as these derivatives hedge the interest rate variability associated with an equivalent amount of variable-rate debt. See Note 9 – Derivatives for additional information. The change in foreign currency translation adjustments balance during 2008 reflects the strengthening of the U.S. dollar, particularly against the Australian dollar, British Pound and Euro, partially offset by corresponding hedging activity, on an after tax basis.

CIT ANNUAL REPORT 2008 97

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the adjustment to Accumulated Other Comprehensive Income relating to derivatives qualifying as a cash flow hedges and benefit plans are presented in the following table:

(dollars in millions)	Before Income Taxes	Income Tax Effects	Total Unrealized Gain (Loss)

Cash Flow Hedges
Balance at December 31, 2006 – unrealized gain	$59.2	$(25.0)	$34.2
Changes in values of derivatives qualifying as cash flow hedges	(230.0)	99.2	(130.8)

Balance at December 31, 2007 – unrealized loss	(170.8)	74.2	(96.6)
Changes in values of derivatives qualifying as cash flow hedges	(64.8)	24.5	(40.3)

Balance at December 31, 2008 – unrealized loss	$(235.6)	$98.7	$(136.9)

Benefit Plans
Balance at December 31, 2006	$(88.4)	$33.2	$(55.2)
Net loss (gain) and prior service cost (credit) arising during the period	27.0	(10.0)	17.0
Amortization, curtailment recognition, and settlement recognition of net loss and prior service cost	4.1	(1.5)	2.6

Balance at December 31, 2007	(57.3)	21.7	(35.6)
Net loss (gain) and prior service cost (credit) arising during the period	(108.4)	41.3	(67.1)
Amortization, curtailment recognition, and settlement recognition of net loss and prior service cos	6.5	(2.5)	4.0

Balance at December 31, 2008	$(159.2)	$60.5	$(98.7)

The unrealized loss as of and for the year ended December 31, 2008, related to changes in value of derivatives qualifying as cash flow hedges, reflects lower market interest rates since the inception of the hedges. The Accumulated Other Comprehensive Income (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining lives of the swaps. Assuming no change in interest rates, approximately $106.8 million, net of tax, of the Accumulated Other Comprehensive Income as of December 31, 2008 is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made.

The net loss relating to benefit plans in 2008, reflects the decline in fair value of plan assets and the resulting increase in the unfunded amounts as of December 31, 2008.

NOTE 11 — CAPITAL

On December 22, 2008, The Board of Governors of the Federal Reserve (“FRB”) approved the Company’s application to become a bank holding company under the Bank Holding Company Act of 1956, as amended. On December 22, 2008 CIT Bank converted its charter as an industrial loan company to a non-member commercial bank, which continues to be supervised by the FDIC and the Utah Department of Financial Institutions. On December 31, 2008 the Company issued preferred stock and warrant to the US Treasury under the TARP program as discussed in footnote 10 which qualify as Tier 1 capital components.

The Company and CIT Bank are each subject to various regulatory capital requirements administered by the Federal Reserve Board and the FDIC, respectively. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under applicable Agency capital adequacy guidelines and, with respect to CIT Bank, the regulatory framework for prompt corrective action (“PCA”), the Company and CIT Bank must meet specific capital guidelines that involve quantitative measures of each institution’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Each institution’s regulatory capital amounts and CIT Bank’s PCA classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require that the Company and CIT Bank each maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). In connection with becoming a bank holding company, the Company committed to a minimum level of total risk based capital of 13 percent. In connection with CIT Bank’s conversion to a commercial bank, CIT Bank committed to maintaining for three years a Tier 1 Leverage ratio of at least 15%. The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to the estimated amount reported as of December 31, 2008. Management believes, as of December 31, 2008, that CIT Group, Inc. and CIT Bank meet all capital adequacy requirements to which each are subject.

As of December 31, 2008, and 2007, CIT Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Institution’s category.

Item 8: Financial Statements and Supplementary Data

98 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
12/31/08 Consolidated(1)	$10,369.7	13.1%	$10,322.4	13.0%	N/A
12/31/08 CIT Bank	$ 563.7	23.5%	$ 192.1	8.0%	$240.1	10.0%
12/31/07 CIT Bank	$ 511.5	30.8%	$ 133.0	8.0%	$166.3	10.0%
Tier 1 Capital (to risk weighted assets):
12/31/08 Consolidated	$ 7,498.8	9.4%	$ 3,176.2	4.0%	N/A
12/31/08 CIT Bank	$ 533.4	22.2%	$ 96.0	4.0%	$144.0	6.0%
12/31/07 CIT Bank	$ 490.0	29.5%	$ 66.5	4.0%	$ 99.8	6.0%
Tier 1 Capital (to average assets)(Leverage Ratio):
12/31/08 Consolidated	$ 7,498.8	9.6%	$ 3,118.4	4.0%	N/A
12/31/08 CIT Bank(1)	$ 533.4	15.8%	$ 505.5	15.0%	$505.5	15.0%
12/31/07 CIT Bank	$ 490.0	14.2%	$ 137.7	4.0%	$172.1	5.0%

(1)	The company has committed to maintaining capital ratios above regulatory minimum levels as explained above.

The following table presents the components of Tier 1 Capital and Total Capital for the Company and CIT Bank at December 31, 2008.

	CIT Group		CIT Bank
Tier 1 Capital
Total stockholders’ equity	$8,124.3	(1)	$533.4
Effect of certain items in Accumulated
other comprehensive income (loss)
excluded from Tier 1 Capital	138.5		—

Adjusted stockholders’ equity	8,262.8		533.4
Qualifying minority interest	33.0		—
Less: Goodwill	568.1		—
Disallowed intangible assets	130.5		—
Investments in certain subsidiaries	41.1		—
Other Tier 1 components	57.3		—

Tier 1 Capital	7,498.8		533.4
Tier 2 Capital
Long-term debt and other instruments
qualifying as Tier 2 Capital	1,899.0		—
Qualifying Reserve for credit losses	993.8		30.3
Other Tier 2 components	(21.9)		—

Total qualifying capital	$10,369.7		$563.7

Risk-weighted assets	$79,403.2		$2,400.8

(1)	Includes $2.33 biliion of preferred stock and warrant issued to the U.S. Treasury under the TARP program.

The consolidated regulatory capital ratios in the table above have been revised from the Tier 1 and Total capital ratios of 9.8% and 13.4% that were reported within a Form 8-K filed on January 22, 2009 that was filed in conjunction with our fourth quarter earnings release. The reduction in the ratios from the estimates previously reported are principally the result of a $1 billion increase in risk-weighted assets related primarily to a reclassification of certain high quality money-market accounts from 20% to 100% risk weighting. We expect most of these accounts to be liquidated or re-invested into lower risk-weighted investments in the first quarter of 2009.

CIT ANNUAL REPORT 2008 99

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented.

Earnings Per Share (dollars in millions, except per share amount; shares in thousands)

	Years Ended December 31,

	2008	2007	2006

Earnings / (Loss)
Net (loss) income from continuing operations, before preferred stock dividends	$(633.1)	$792.0	$925.7
(Loss) income from discontinued operation	(2,166.4)	(873.0)	120.3

Net (loss) income before preferred stock dividends	(2,799.5)	(81.0)	1,046.0
Preferred stock dividends	(64.7)	(30.0)	(30.2)

Net (loss) income (attributable) available to common stockholders	$(2,864.2)	$(111.0)	$1,015.8

Weighted Average Common Shares Outstanding
Basic shares outstanding	259,070	191,412	198,912
Stock-based awards(1)	–	2,515	4,199

Diluted shares outstanding	259,070	193,927	203,111

Basic Earnings Per common share data
Income(loss) from continuing operations(2)	$(2.69)	$3.98	$4.51
(Loss) income from discontinued operation	(8.37)	(4.56)	0.60

Net (loss) income	$(11.06)	$(0.58)	$5.11

Diluted Earnings Per common share data
Income(loss) from continuing operations(2)	$(2.69)	$3.93	$4.41
(Loss) income from discontinued operation	(8.37)	(4.50)	0.59

Net (loss) income	$(11.06)	$(0.57)	$5.00

(1)	Represents the incremental shares from in the money non-qualified stock options and restricted stock awards. Weighted average options and restricted shares that were excluded from diluted per share totaled 16.5 million, 12.7 million and 13.8 million for the December 31, 2008, 2007 and 2006 periods.
(2)	Amount is net of preferred stock dividends.

NOTE 13 — OTHER INCOME

The following table sets forth the components of other income.

Year Ended December 31, (dollars in millions)

	2008	2007	2006

Rental income on operating leases	$1,965.3	$1,990.9	$1,721.6
Other:
Fees and commissions	234.6	490.4	526.6
Factoring commissions	197.2	226.6	233.4
Gains on sales of leasing equipment	173.4	117.1	122.8
Gains on loan sales and syndication fees	15.6	234.0	260.4
Valuation allowance for receivables held for sale	(103.9)	(22.5)	(15.0)
Gains on portfolio dispositions	4.2	483.2	–
Investment losses (gains)	(19.0)	2.8	1.3
(Losses) gains on securitizations	(7.1)	45.3	47.0

Total other:	495.0	1,576.9	1,176.5

Total other income	$2,460.3	$3,567.8	$2,898.1

Item 8: Financial Statements and Supplementary Data

100 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — OTHER EXPENSES

The following table sets forth the components of other expenses.

Year Ended December 31, (dollars in millions)

	2008	2007	2006

Depreciation on operating lease equipment	$1,145.2	$1,172.3	$1,023.5
Salaries and general operating expenses:
Compensation and benefits	752.4	845.6	843.0
Professional fees	124.6	101.3	86.2
Technology	83.7	89.4	65.8
Net occupancy expense	74.7	74.3	62.2
Other expenses	245.1	279.0	218.9

Total salaries and general operating expenses	1,280.5	1,389.6	1,276.1
Provision for severance and facilities exit activities	166.5	37.2	19.6
Goodwill and intangible assets impairment charges	467.8	312.7	–
Gains (losses) on debt and debt-related derivative extinguishments	(73.5)	139.3	–

Subtotal	1,841.3	1,878.8	1,295.7

Total other expenses	$2,986.5	$3,051.1	$2,319.2

NOTE 15 — INCOME TAXES

The (benefit)/provision for income taxes is comprised of the following.

Years Ended December 31, (dollars in millions)

	2008	2007	2006

Current federal income tax provision	$(27.7)	$31.4	$46.1
Deferred federal income tax (benefit)/provision	(900.8)	(262.4)	155.5

Total federal income taxes	(928.5)	(231.0)	201.6

Current state and local income taxes	21.5	18.6	37.2
Deferred state and local income taxes	(84.7)	(27.8)	0.1

Total state and local income taxes	(63.2)	(9.2)	37.3
Total foreign income taxes	38.1	45.8	125.5

Total (benefit)/provision for income taxes	$(953.6)	$(194.4)	$364.4

Continuing operations	(444.4)	300.9	280.8
Discontinued operation	(509.2)	(495.3)	83.6

Total (benefit)/provision for income taxes	$(953.6)	$(194.4)	$364.4

CIT ANNUAL REPORT 2008 101

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below.

December 31, (dollars in millions)

	2008	2007

Assets:
Net operating loss (NOL) carry forwards	$1,734.4	$776.3
Provision for credit losses	377.6	217.8
Alternative minimum tax credits	118.1	242.2
Accrued liabilities and reserves	151.9	95.7
Other	475.3	233.0
Less: NOL Valuation Allowance	(635.6)	(46.1)

Total deferred tax assets	2,221.7	1,518.9

Liabilities:
Operating leases	(1,124.5)	(1,138.3)
Leveraged leases	(177.3)	(171.1)
Loans and direct financing leases	(694.4)	(584.7)
Securitizations	(83.4)	(132.5)
Joint ventures	(38.8)	(52.4)
Other	(40.0)	(79.4)

Total deferred tax liabilities	(2,158.4)	(2,158.4)

Net deferred tax asset (liability)	$63.3	$(639.5)

At December 31, 2008, CIT had U.S. federal net operating losses of approximately $4.15 billion, (including $84.9 million related to stock options for which no benefit has been recorded), which expire in various years beginning in 2023. In addition, CIT has deferred tax assets of approximately $306.7 million and $6.3 million related to state net operating losses (NOLs) and capital losses, respectively, that will expire in various years beginning in 2009. The recent cumulative U.S. (federal and state) losses required consideration of a valuation allowance. It was concluded that a portion of the U.S. net deferred tax assets were not greater than 50 percent likely to be realized. Accordingly a valuation allowance of approximately $30 million for state net operating losses was recorded in continuing operations and a valuation against federal and state net operating losses of $559.5 million was recorded in discontinued operation. At December 31, 2007, a valuation allowance of approximately $46.1 million had been recorded against deferred tax asset for state NOLs and capital losses. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Federal and state operating losses may be subject to annual use limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under certain state laws. At present, the Company has concluded that such limitation does not apply.

Deferred federal income taxes have not been provided on approximately $1.3 billion of cumulative earnings of foreign subsidiaries that the Company intends to have permanently reinvested. The Company has determined that it has both the intention and ability to indefinitely prevent any tax consequences with respect to those unremitted earnings. It is not practicable to estimate the amount of tax that might be payable on these permanently reinvested earnings.

Item 8: Financial Statements and Supplementary Data

102 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Percentage of Pretax Income Years Ended December 31,

	2008	2007	2006

Continuing Operations
Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	4.5	2.8	1.0
Tax on international operations	5.1	(15.9)	(7.3)
Non-deductible goodwill impairment charge	(6.2)	9.2	–
Deferred tax release associated with aircraft transfers	–	(1.3)	(6.0)
Other	2.9	(2.3)	0.5

Effective Tax Rate–Continuing Operations	41.3%	27.5%	23.2%

Discontinued Operation
Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	4.2	2.7	6.0
Valuation Allowance	(20.9)	–	–
Other	0.7	(1.5)	–

Effective Tax Rate – Discontinued Operation	19.0%	36.2%	41.0%

Total Effective tax rate	25.4%	71.4%	25.8%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$223.3
Additions based on tax positions related to the current year	2.2
Additions based on tax positions related to prior years	46.8
Reductions for tax positions of prior years	(88.2)
Settlements and payments	(4.3)
Expiration of statutes of limitations	(15.4)
Foreign currency revaluation	(27.9)

Balance at December 31, 2008	$136.5

During the twelve months ended December 31, 2008, the Company recognized an approximate $86.8 million net decrease in the liability for unrecognized tax benefits and associated interest and penalty, including a $27.9 million decrease attributable to foreign currency revaluation. Of the approximate $86.8 million net decrease, a $66.5 million net decrease in the liability for unrecognized tax benefits and associated interest and penalty was recorded in continuing operations with a $20 million decrease in the liability for unrecognized tax benefits recorded in discontinued operation.

CIT ANNUAL REPORT 2008 103

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. During the twelve months ended December 31, 2008, the Company recognized an approximate $26.4 million net decrease in interest and penalties associated with uncertain tax positions, including a $10.1 million decrease attributable to foreign currency revaluation.

After the impact of recognizing the net decrease in liability and interest noted above, the Company’s unrecognized tax benefits totaled $136.5 million, the recognition of which would affect the annual effective income tax rate. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company believes that the total unrecognized tax benefits may decrease due to the settlement of audits and the expiration of various statute of limitations prior to December 31, 2009 in the range of $35 to $80 million. This reduction is not anticipated to have a material impact on the effective tax rate.

The Company’s U.S. Federal income tax returns for 2002 through 2004 are currently being examined, having been returned by Appeals to an examining agent for further development of the disputed issues. The audit of the 1997 through 2001 years has been concluded pending a final report based on Joint Committee review. The Canadian tax authorities are considering issues to which the Company has filed objections or Voluntary Disclosure relating to the 1992 through 2003 tax years, and partial settlement is expected early in 2009. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2007. Management does not anticipate the resolution of these matters will result in a material change to its financial position or results of operations.

The Company, as required by regulation, has made payments totaling approximately $93 million (CAD) to Revenue Canada (“CRA”) in connection with disputed tax positions related to certain leasing transactions. We are engaged in settlement discussions with CRA with respect to these transactions, and anticipate resolution with CRA within the next twelve months. These leasing transactions were originated by a predecessor prior to being acquired in a stock transaction by the Company. The predecessor shareholders provided an indemnification with respect to the tax attributes of these transactions. Management of the Company believes that the settlement of these transactions with CRA, or with the indemnitors, should not have a material adverse impact on the Company’s financial position, cash flows or results of operations.

NOTE 16 — RETIREMENT, OTHER POSTRETIREMENT AND OTHER BENEFIT PLANS

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

The largest plan is the CIT Group Inc. Retirement Plan (the “Plan”), which accounts for 74% of the total pension benefit obligation at December 31, 2008. The Plan covers U.S. employees of CIT who have completed one year of service and have attained the age of 21. The Company also maintains a Supplemental Retirement Plan for employees whose benefit in the Plan is subject to Internal Revenue Code limitations.

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

The Plan has a “cash balance” formula that became effective January 1, 2001, at which time certain eligible members had the option of remaining under the Plan formula as in effect prior to January 1, 2001. Under the cash balance formula, each member’s accrued benefits as of December 31, 2000 were converted to a lump sum amount, and every month thereafter, the balance is credited with a percentage (5% to 8% depending on years of service) of the member’s “Benefits Pay” (comprised of base salary, plus certain annual bonuses, sales incentives and commissions). These balances also receive periodic interest credits,

Item 8: Financial Statements and Supplementary Data

104 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject to certain government limits. The interest credit was 4.57%, 4.78%, and 4.73% for the plan years ended December 31, 2008, 2007, and 2006, respectively. Prior to January 1, 2008, upon termination or retirement after five years of employment, the amount credited to a member is to be paid in a lump sum or converted into an annuity at the option of the member. The member may also elect to defer payment until age 65.

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

The disclosure and measurement dates included in this report for the Retirement and Postretirement Medical and Life Insurance Plans are December 31, 2008, 2007 and 2006.

The Company adopted SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” on a prospective basis effective December 31, 2006, which required recognition of the funded status of retirement and other postretirement benefit plans, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet. It also required the Company to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credit that arise during the period but are not recognized as components of net periodic benefit cost.

Market conditions caused a dramatic decline in the fair value of plan assets during 2008, resulting in a widening of the unfunded amounts of the Company’s retirement plans. Pursuant to SFAS 158, the corresponding liability increase was recognized as a component of other comprehensive income on an after tax basis at December 31, 2008, and will result in both higher prospective charges to earnings and cash contributions.

The following tables set forth the change in benefit obligation, plan assets and funded status of the retirement plans as well as the net periodic benefit cost. All periods presented include amounts and assumptions relating to the Plan, the Supplemental Retirement Plan, an Executive Retirement Plan and various international plans.

CIT ANNUAL REPORT 2008 105

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retirement Benefits
For the years ended December 31, (dollars in millions)

	2008	2007	2006

Change in Benefit Obligation
Benefit obligation at beginning of period	$391.1	$376.7	$330.5
Service cost	21.9	25.2	20.9
Interest cost	24.8	22.7	18.1
Amendments(1)	(2.2)	–	25.6
Actuarial (gain)/loss	10.1	(19.3)	(1.5)
Benefits paid	(42.2)	(10.5)	(6.6)
Acquisition/Transferred Liabilities	–	16.0	–
Plan settlements and curtailments	2.3	(23.0)	(13.6)
Termination benefits	0.9	0.7	0.6
Currency translation adjustment	(6.8)	2.6	2.7

Benefit obligation at end of period	$399.9	$391.1	$376.7

Change in Plan Assets
Fair value of plan assets at beginning of period	$295.3	$285.9	$272.1
Actual investment return (loss) on plan assets	(82.4)	24.0	26.8
Employer contributions	22.1	16.5	5.6
Plan settlements	–	(20.9)	(13.6)
Benefits paid	(42.2)	(10.5)	(6.6)
Currency translation adjustment	(4.2)	0.3	1.6

Fair value of plan assets at end of period	$188.6	$295.3	$285.9

Reconciliation of Funded Status
Funded status	$(211.3)	$(95.8)	$(90.8)
Unrecognized net actuarial loss	–	–	–
Unrecognized prior service cost	–	–	–

Net amount recognized	$(211.3)	$(95.8)	$(90.8)

(1)	Company assets, which are not included in the retirement plan assets on the preceding tables, are earmarked for the non-qualified U.S. Executive pension plan obligation.

Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$39.2
Accrued benefit liability	(72.3)
Intangible asset	17.1
Accumulated other comprehensive income	3.5

Net amount recognized	$(12.5)

Item 8: Financial Statements and Supplementary Data

106 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retirement Benefits (continued)
For the years ended December 31, (dollars in millions)

	2008	2007	2006

After adoption of SFAS 158:
Assets	$–	$–	$ –
Liabilities	(211.3)	(95.8)	(90.8)

Net amount recognized	$(211.3)	$(95.8)	$(90.8)

Amounts Recognized in Accumulated Other Comprehensive Income (AOCI) consist of:
Net actuarial loss	$139.3	$29.0	$52.7
Prior service costs	15.3	22.0	25.6

Total AOCI (before taxes)	$154.6	$51.0	$78.3

Change in AOCI Due to Adoption of SFAS 158 (before taxes)			$74.8

Weighted-average Assumptions Used to Determine Benefit Obligations at Period End
Discount rate	6.21%	6.64%	5.93%
Rate of compensation increase	4.40%	4.39%	4.49%
Weighted-average Assumptions Used to Determine Net Periodic
Pension Cost for Periods
Discount rate	6.98%	6.00%	5.67%
Rate of compensation increase	4.34%	4.45%	4.25%
Expected long-term return on plan assets	7.91%	7.92%	7.92%
Components of Net Periodic Benefit Cost
Service cost	$21.9	$25.2	$20.9
Interest cost	24.8	22.7	18.1
Expected return on plan assets	(19.9)	(22.2)	(20.8)
Amortization of net loss	1.3	0.9	2.4
Amortization of prior service cost	2.4	2.7	–
Settlement and curtailment (gain)/loss	5.4	(0.3)	(0.1)
Termination benefits	0.9	0.7	0.6

Total net periodic expense	$36.8	$29.7	$21.1

Liabilities Acquired	$–	$(16.0)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$112.0	$(23.3)
Amortization or settlement recognition of net gain/(loss)	(1.6)	(0.3)
Prior service cost (credit)	(2.2)	–
Amortization or curtailment recognition of prior service credit/(cost)	(5.2)	(2.9)
Currency Translation Adjustment	(0.1)	(0.1)

Total recognized in other comprehensive income (before tax effects)	$102.9	$(26.6)

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$139.7	$3.1

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
Loss recognition	$14.5	$0.4	$1.5
Prior service cost recognition	$2.0	$2.7	$2.6

CIT ANNUAL REPORT 2008 107

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2008, reductions in workforce resulted in curtailments under the US Retirement Plan, US Supplemental Retirement Plan, and the US New Executive Retirement Plan resulting in one time charges of $5.2 million. Obligations for these plans were re-measured during the year. The 2008 expenses for these plans properly reflect the interim re-measurements. During 2007, reductions in workforce resulted in a curtailment under the US Retirement and Supplemental plans and one time charges of $0.2 million were recorded. Obligations for these plans were remeasured during the third quarter using a 6.50% discount rate. The expense for the third and fourth quarters of 2007 reflects the re-measurement. During 2008, CIT recorded one time charges of $0.5 million and $0.4 million for the US Supplemental Retirement Plan and the US New Executive Retirement Plan, respectively, related to special termination benefits. Special termination benefits in connection with the sale of CIT’s construction equipment leasing business in 2007 resulted in a one time charge for the US Retirement plan in the amount of $0.7 million.

Expected long-term rate of return assumptions for pension assets are based on projected asset allocation and historical and expected future returns for each asset class. Independent analysis of historical and projected asset class returns, inflation, and interest rates are provided by our investment consultants and reviewed as part of the process to develop our assumptions.

The accumulated benefit obligation for all defined benefit pension plans was $375.8 million, $359.0 million, and $330.2 million, at December 31, 2008, 2007, and 2006, respectively. Plans with accumulated benefit obligations in excess of plan assets relate primarily to non-qualified U.S. plans and certain international plans.

Retirement Benefits
Years Ended December 31, (dollars in millions)

	2008	2007	2006

Expected Future Cashflows
Expected Company Contributions in the following fiscal year	$103.3	$8.7	$9.4
Expected Benefit Payments
1st Year following the disclosure date	$44.0	$44.2	$29.3
2nd Year following the disclosure date	$26.7	$27.4	$17.1
3rd Year following the disclosure date	$27.8	$29.9	$20.2
4th Year following the disclosure date	$29.2	$32.0	$20.0
5th Year following the disclosure date	$30.8	$33.2	$23.0
Years 6 thru 10 following the disclosure date	$181.6	$194.8	$155.4
Pension Plan Weighted-average Asset Allocations
Equity securities	47.3%	66.9%	64.5%
Debt securities	28.5%	24.9%	29.5%
Other	24.2%	8.2%	6.0%

Total pension assets	100.0%	100.0%	100.0%

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$399.9	$108.6	$100.6
Accumulated benefit obligation	375.8	96.8	84.6
Fair value of plan assets	188.6	15.0	14.3
Additional Information
(Decrease) increase in Minimum Liability Included in
Other Comprehensive Income	$ –	$ –	$(1.0)

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

There were no direct investment in equity securities of CIT or its subsidiaries included in the pension plan assets at December 31, 2008, 2007, and 2006, respectively. During 2009, CIT expects to make a contribution of approximately $95 million to the US Retirement Plan in accordance with its targeted funding policy. For all other pension plans and all other postretirement benefit plans, CIT expects to contribute $8.3 million and $4.1 million, respectively, during 2009.

Company assets, which are not included in the retirement plan assets in the preceding tables, are earmarked for the non-qualified U.S. Executive pension plan obligation.

Item 8: Financial Statements and Supplementary Data

108 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth data relating to postretirement plans.

Postretirement Benefits
Years Ended December 31, (dollars in millions)

	2008	2007	2006

Change in Benefit Obligation
Benefit obligation at beginning of period	$49.6	$57.5	$62.4
Service cost	1.2	2.2	2.2
Interest cost	3.3	3.3	3.3
Employee contributions	1.9	1.6	1.1
Actuarial loss	(1.3)	(9.3)	(6.4)
Net benefits paid	(5.5)	(6.0)	(5.1)
Plan settlements and curtailments	0.4	–	–
Retiree Drug Subsidy	0.3	0.3	–
Plan amendments	0.1	–	–
Transferred liabilities	0.9	–	–
Currency translation adjustment	(0.1)	–	–

Benefit obligation at end of period	$50.8	$49.6	$57.5

Change in Plan Assets
Fair value of plan assets at beginning of period	$ –	$ –	$ –
Net benefits paid	(5.5)	(6.0)	(5.1)
Employee contributions	1.9	1.6	1.1
Employer contributions	3.3	4.1	4.0
Retiree Drug Subsidy	0.3	0.3	–

Fair value of plan assets at end of period	$ –	$ –	$ –

Reconciliation of Funded Status
Funded status	$(50.8)	$(49.6)	$(57.5)

Amounts Recognized in the Consolidated Balance Sheets
Before Adoption of SFAS 158:
Prepaid benefit cost			$ –
Accrued benefit liability			(47.3)
Intangible asset			–
Accumulated other comprehensive income			–

Net amount recognized			$(47.3)

After Adoption of SFAS 158:
Assets	$ –	$ –	$ –
Liabilities	(50.8)	(49.6)	(57.5)

Net amount recognized	$(50.8)	$(49.6)	$(57.5)

Amounts Recognized in Other Accumulated Comprehensive Income (AOCI) consist of:
Net actuarial (gain)/loss	$(0.1)	$0.9	$10.8
Prior service (credit)	(0.2)	(0.5)	(0.6)

Total AOCI (before taxes)	$(0.3)	$0.4	$10.2

Change in AOCI Due to Adoption of SFAS 158 (before taxes)			$10.2

CIT ANNUAL REPORT 2008 109

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefits
Years Ended December 31, (dollars in millions)

	2008	2007	2006

Weighted-average Assumptions Used to Determine Benefit Obligations at Period End
Discount rate	6.26%	6.50%	6.00%
Rate of compensation increase	4.50%	4.50%	4.50%
Weighted-average Assumptions Used to Determine Net Periodic Benefit Cost for periods
Discount rate	7.06%	6.00%	5.50%
Rate of compensation increase	4.50%	4.50%	4.25%
Components of Net Periodic Benefit Cost
Service cost	$1.2	$2.2	$2.2
Interest cost	3.3	3.3	3.3
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Amortization of net loss	(0.2)	0.6	1.1
Settlement and curtailment (gain)/loss	0.3	–	–

Total net periodic expense	$4.5	$6.0	$6.5

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$(1.3)	$(9.3)
Amortization or settlement recognition of net gain/(loss)	0.2	(0.6)
Prior service cost (credit)	0.1	–
Amortization or curtailment recognition of prior service credit/(cost)	0.2	0.1
Initial net (asset)/obligation	–	–
Recognized initial net (asset)/obligation	–	–
Currency Translation Adjustment	–	–

Total recognized in other comprehensive income (before tax effects)	$(0.8)	$(9.8)

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$3.7	$(3.8)

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
Net (gain)loss recognition	$(0.0)	$(0.1)	$0.6
Prior service (credit)/cost recognition	$(0.0)	$(0.1)	$(0.1)
Assumed Health Care Trend Rates at Period End
Health care cost trend rate assumed for next year
Pre-65	9.00%	10.00%	10.00%
Post-65	8.40%	8.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%	5.25%
Year that the rate reaches the ultimate trend rate	2029	2018	2018

Included in our Postretirement Benefit Obligation at December 31, 2007 is a reduction to the liability for the transition of LTD medical benefits to our Postemployment Benefit Obligation. Preretirement medical obligations for employees on LTD are now being accounted for under FAS 112, “Employers’ Accounting for Postemployment Benefits”.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The Company relies on both external and historical data to determine healthcare trend rates. A one-percentage point change in assumed healthcare cost trend rates would have the following estimated effects.

Item 8: Financial Statements and Supplementary Data

110 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefits
For the years ended December 31, (dollars in millions)

	2008	2007	2006

Effect of One-percentage Point Increase on:
Period end postretirement benefit obligation	$1.7	$1.8	$2.1
Total of service and interest cost components	$0.1	$0.1	$0.1
Effect of One-percentage Point Decrease on:
Period end postretirement benefit obligation	$(1.5)	$(1.6)	$(1.8)
Total of service and interest cost components	$(0.1)	$(0.1)	$(0.1)

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

For the years ended December 31, (dollars in millions)

2008		Medicare
Projected Benefit Payments	Gross	Rx Subsidy	Net

2009	$4.4	$0.3	$4.1
2010	$4.4	$0.4	$4.0
2011	$4.5	$0.5	$4.0
2012	$4.5	$0.5	$4.0
2013	$4.6	$0.6	$4.0
2014 – 2018	$22.6	$2.9	$19.7

2007		Medicare
Projected Benefit Payments	Gross	Rx Subsidy	Net

2008	$4.5	$0.4	$4.1
2009	$4.5	$0.4	$4.1
2010	$4.5	$0.5	$4.0
2011	$4.5	$0.5	$4.0
2012	$4.6	$0.5	$4.1
2013 – 2017	$23.5	$2.0	$21.5

2006		Medicare
Projected Benefit Payments	Gross	Rx Subsidy	Net

2007	$4.8	$0.2	$4.6
2008	$4.9	$0.4	$4.5
2009	$5.0	$0.5	$4.5
2010	$4.9	$0.5	$4.4
2011	$5.0	$0.6	$4.4
2012 – 2016	$26.3	$2.3	$24.0

Savings Incentive Plan

CIT also has a number of defined contribution retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. The largest plan is the CIT Group Inc. Savings Incentive Plan, which qualifies under section 401(k) of the Internal Revenue Code and accounts for 69% of CIT’s total defined contribution retirement plan expense for the year ended December 31, 2008. CIT’s expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $17.0 million, $21.7 million and $26.9 million for the years ended December 31, 2008, 2007, and 2006.

Corporate Annual Bonus Plan

Annual bonuses are payable in cash to eligible employees of CIT. Payments depend, in part, on corporate and business financial

CIT ANNUAL REPORT 2008 111

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance, a variety of subjective factors and individual participant responsibilities and performance during the fiscal period for which awards are made. Aggregate incentive pools are subject to review and approval by the Compensation Committee of the Board of Directors (the “Committee”). Bonus payments of $60.2 million were awarded for the year ended December 31, 2008, and were paid in the first quarter of 2009. For the year ended December 31, 2007, $85.1 million in bonuses were awarded.

In 2006, we adopted the Executive Incentive Plan, as approved by stockholders, which governs the annual cash-incentive for certain of our executive officers. The formula under the Executive Incentive Plan is designed to comply with Section 162(m) of the U.S. tax code and to permit us, thereby, to deduct the compensation we pay to our Named Executive Officers for federal income tax purposes. Under the Executive Incentive Plan, the maximum amount of annual incentive funding is limited to 2% of net income for a given fiscal year, and no more than 30% of that funding amount is available for payment to any single participant in the plan. The funding amounts generated under the Executive Incentive Plan formula provide a pool from which the Committee can allocate the bonus amounts to be paid to eligible executive officers. No amounts were paid under the Executive Incentive Plan in respect of the year ended December 31, 2008. The bonus amount listed above for 2007 includes $1.2 million paid to executive officers under the Executive Incentive Plan.

Stock-Based Compensation

In May 2008, CIT amended the Long-Term Incentive Plan (the “LTIP”) as approved by shareholders, which provides for grants of stock-based awards. The LTIP was initially adopted in May 2006 and replaced the prior plan, the Long-Term Equity Compensation Plan (the “ECP”), under which no new awards have been or will be made, although awards granted under the ECP prior to that date remain outstanding. The number of shares of common stock that may be issued for all purposes under the LTIP is 15,900,000, plus any shares that remained available for issuance under the ECP, including shares that become available for issuance upon cancellation or expiration of awards granted under the ECP without having been exercised or settled. Including 36,000,000 shares originally approved for issuance under the ECP, the combined maximum number of shares allowed for issuance under the LTIP equals 51,900,000. Shares that are issued for Restricted Stock, Restricted Stock Units, Performance Stock, Performance Units and other awards payable in shares of CIT common shares under the LTIP and that are granted on or after May 6, 2008 will reduce the aggregate share limit under the LTIP by a ratio of 1.94.

Stock Options granted to employees during 2008 have a vesting schedule of one third per year for three years, a 7-year term from the date of grant and were issued with strike prices equal to the fair market value of the common stock on each respective grant date (i.e., in each case a date on which quarterly earnings were publicly announced).

Restricted stock and restricted stock units granted to employees in 2008 generally vest either one third per year for three years or 100% after three years. Restricted stock awards to certain Executive Officers are scheduled to vest over five years but vesting may be accelerated to three years upon the achievement of certain performance goals. A limited number of restricted stock units were granted for retention purposes and are scheduled to vest one half per year for two years. Performance Shares were not granted during 2008.

Restricted cash units were granted to employees during 2008 under the LTIP, which settle 100% in cash and do not result in the issuance of any Shares of common stock. The restricted cash units granted during 2008 vest either 100% after three years or one half per year for two years.

On January 1, 2006, the Company adopted the revision to SFAS No. 123, “Share-Based Payment” (“FAS 123R”), which requires the recognition of compensation expense for all stock-based compensation plans. As a result, salaries and general operating expenses included $21.7 million of compensation expense related to employee stock option plans and employee stock purchase plans ($12.5 million after tax, $0.05 EPS) for the year ended December 31, 2008 and $24.3 million ($13.0 million after tax, $0.07 EPS) for 2007 and $30.8 million ($17.9 million after tax, $0.09 EPS) for 2006. Compensation expense is recognized over the vesting period (requisite service period), generally three years, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. The compensation expense assumes a 4% annual forfeiture rate for employees who are not executive officers and 1% annual forfeiture rate for executive officers.

Item 8: Financial Statements and Supplementary Data

112 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Data for the stock option plans is summarized as follows:

For the years ended December 31,

	2008		2007
		Weighted		Weighted
		Average		Average
		Price Per		Price Per
	Options	Option	Options	Option

Outstanding at beginning of period	12,262,634	$42.94	14,988,882	$41.78
January Grant	1,221,317	$21.15	872,294	$56.54
July Grant	4,420,691	$8.47	857,199	$49.17
Granted – Other	213,750	$9.54	29,024	$57.41
Exercised	(1,867)	$19.63	(2,879,016)	$33.59
Forfeited	(1,470,046)	$43.23	(1,605,749)	$59.82

Outstanding at end of period	16,646,479	$31.73	12,262,634	$42.94

Options exercisable at end of period	10,356,179	$39.56	8,719,880	$40.43
Options unvested at end of period	6,290,300	$18.86	3,542,754	$49.13

During 2008, 5,192,008 options were granted to employees as part of the annual long-term incentive process, as well as 450,000 options granted to new hires. In addition, 93,750 options were granted to independent members of the Board of Directors who elected to receive options in lieu of cash compensation for their retainer. The options issued to directors in lieu of cash compensation become exercisable on the first anniversary of the grant date. As part of the 2008 annual equity grant, 120,000 options were awarded to the independent members of the Board of Directors, which have a one-third per year vesting schedule.

In 2007, 1,729,493 options were granted to employees as part of the annual long-term incentive process. In addition, 29,024 CIT options were issued to independent members of the Board of Directors as part of the 2007 annual equity grant.

The weighted average fair value of new options granted was $4.39 and $13.76 for the years ended December 31, 2008 and 2007. The fair value of new options granted was determined at the date of grant using the Black-Scholes option-pricing model, based on the following assumptions.

The intrinsic value of options exercised during 2007 was $70.2 million. The intrinsic value of options exercised during 2008, outstanding and exercisable options as of December 31, 2008 were de minimis.

	Expected	Average	Expected	Risk Free
	Option Life	Dividend	Volatility	Interest
Option Issuance Range	Range	Yield	Range	Rate

2008
January, 2008	2.33-4.33 Years	4.73%	48.3% – 49.9%	2.45% – 2.75%
January, 2008 – Section 16b (named officers)	4.75-5.58 Years	4.73%	48.8% – 50.0%	2.85% – 2.99%
May, 2008 – Director Grant	4.75-5.58 Years	3.05%	67.9% – 68.4%	3.08% – 3.25%
July, 2008	2.33-4.33 Years	4.72%	81.8% – 89.3%	2.68% – 3.20%
July, 2008 – Section 16b (named officers)	4.75-5.58 Years	4.72%	80.2% – 81.0%	3.29% – 3.44%
October, 2008 – Director Grant	4.75-5.58 Years	13.75%	99.0% – 100.2%	2.72% – 2.98%
2007
January, 2007	2-4 Years	1.41%	23.3% – 24.4%	4.81% – 4.91%
January, 2007 – Section 16b (named officers)	4.75-5.58 Years	1.41%	24.4% – 26.3%	4.78% – 4.81%
May, 2007 – Director Grant	4.75-5.58 Years	1.33%	26.9% – 27.5%	4.54% – 4.55%
July, 2007	2-4 Years	2.03%	37.3% – 38.2%	4.84% – 4.89%
July, 2007 – Section 16b (named officers)	4.75-5.58 Years	2.03%	38.3% – 39.5%	4.90% – 4.92%
October, 2007 – Director Grant	4.75-5.58 Years	2.86%	47.8% – 49.1%	4.20% – 4.26%

For employees other than 16(b) officers (selected senior executives), the expected term is equal to the vesting period of the options plus 16 months for grants made in 2008. Since each vesting segment was valued separately, the expected term assumptions are therefore 28, 40, and 52 months for segments that vest in one, two and three years respectively. For 16(b) officers, the expected life calculation is based on the average of the longest and shortest possible exercise periods given the

CIT ANNUAL REPORT 2008 113

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restrictions on the exercise of options under the Executive Equity Retention Policy. Under this methodology, the expected life assumptions are 57 months, 62 months and 67 months for each tranche. The entire cost of options granted is immediately recognized for those employees who are retirement eligible as of the grant date. For options granted to employees who will reach retirement eligibility within the three year vesting period, the cost of the grants is amortized from the grant date through retirement eligibility date. The volatility assumption is equal to CIT’s historical volatility using weekly closing prices for the period commensurate with the expected option term, averaged with the implied volatility for CIT’s publicly traded options. The individual yield reflected the Company’s current dividend yield. The risk free interest rate reflects the implied yield available on U.S. Treasury zero-coupon issues (as of the grant date for each grant) with a remaining term equal to the expected term of the options.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008 and 2007.

	Options Outstanding			Options Exercisable
		Weighted
		Remaining	Weighted		Weighted
		Average	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Exercisable	Price

2008
$2.91 – $20.00	4,324,535	6.3	$8.53	240,050	$8.56
$20.01 – $25.00	2,734,303	4.2	$22.02	1,746,934	$22.52
$25.01 – $35.00	1,043,626	4.2	$30.19	1,038,776	$30.17
$35.01 – $45.00	4,559,786	4.7	$40.66	4,559,786	$40.66
$45.01 – $60.00	3,508,791	3.6	$51.05	2,309,703	$50.77
$60.01 – $101.00	475,438	0.4	$73.89	460,930	$74.32

	16,646,479			10,356,179

2007
$18.14 – $27.21	1,777,136	4.5	$22.58	1,777,136	$22.58
$27.22 – $40.83	3,373,065	5.7	$35.95	3,329,733	$35.90
$40.84 – $61.26	6,362,799	5.8	$47.78	2,863,377	$46.02
$61.27 – $91.91	645,257	1.1	$73.46	645,257	$73.46
$91.92 – $137.87	102,787	0.1	$130.95	102,787	$130.95
$137.88 – $206.82	1,590	0.4	$160.99	1,590	$160.99

	12,262,634			8,719,880

The unrecognized pretax compensation cost related to employee stock options was $14.9 million at December 31, 2008, which is expected to be recognized in earnings over a weighted-average period of 0.9 years. The total intrinsic value (in-the-money value to employees), before taxes, related to options exercised during the year ended December 31, 2008 and the related cash received by the Company were de minimis.

Employee Stock Purchase Plan

Effective January 1, 2006, eligibility for participation in the Employee Stock Purchase Plan (the “ESPP”) includes employees of CIT and its participating subsidiaries who are customarily employed for at least 20 hours per week, except that any employees designated as highly compensated are not eligible to participate in the ESPP. The ESPP is available to employees in the United States and to certain international employees. Under the ESPP, CIT is authorized to issue up to 1,000,000 shares of common stock to eligible employees. Eligible employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on the last business day of the quarterly offering period. The amount of common stock that may be purchased by a participant through the ESPP is generally limited to $25,000 per year. A total of 366,158 shares were purchased under the plan in 2008 and 123,982 shares were purchased under the plan in 2007.

Restricted Stock

No Performance Shares were awarded under the LTIP during 2008. Performance shares awarded under the LTIP totaled 834,182 in 2007. Final payouts of these awards are based upon subsequent three-year performance period covering 2007-2010. In 2006, 839,894 performance shares were awarded under the ECP (the LTIP was adopted in May 2006). The performance targets for these awards are based upon a combination of consolidated return on common equity measurements and compounded annual EPS growth rates, which ultimately determine the number of common shares issued.

Restricted stock and or restricted stock units awarded to employees were 3,627,789, 7,517, and 119,248 for 2008, 2007 and 2006 respectively. These shares were awarded at the fair market value on the applicable grant dates and have either a one-third per

Item 8: Financial Statements and Supplementary Data

114 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year or three-year cliff-vest period. In addition, 55,068, 8,348 and 8,123 shares were granted during 2008, 2007 and 2006, respectively to independent members of the Board of Directors who elected to receive shares in lieu of cash compensation for their retainer. The restricted shares issued to directors in lieu of cash compensation vest on the first anniversary of the grant date. As part of the 2008 annual share grant, 35,804 shares were awarded to the independent members of the Board of Directors, which have a one-third per year vesting schedule.

For the years ended December 31, 2008, 2007 and 2006, $9.2 million, $17.9 million, and $44.1 million, respectively, of expenses are included in salaries and general operating expenses related to restricted stock.

The following tables summarize the restricted stock activity for 2008 and 2007:

	2008
	Restricted Shares/Units		Performance Shares

		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Value	Shares	Value

Unvested at beginning of the year	189,687	$47.94	1,986,608	$50.46
Granted to employees	3,627,789	$8.87	–	–
Granted to independent directors	90,872	$8.34	n/a	n/a
Granted pursuant to performance above target
related to 2005-2007 performance shares	n/a	n/a	311,467	$40.74
Forfeited	(299,593)	$13.73	(239,396)	$52.85
Vested	(169,754)	$39.35	(994,476)	$41.69

Unvested at end of period	3,439,001	$9.08	1,064,203	$55.28

The fair value of restricted stock and performance shares that vested during 2008 was $1.6 million and $15.0 million respectively.

	2007
	Restricted Shares/Units		Performance Shares

		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Value	Shares	Value

Unvested at beginning of the year	263,522	$47.01	2,002,822	$45.24
Granted to employees	7,517	$56.54	834,182	$56.54
Granted to independent directors	17,712	$49.30	n/a	n/a
Granted pursuant to performance above target
related to 2004-2006 performance shares	n/a	n/a	260,742	$38.88
Forfeited	(5,000)	$43.91	(328,898)	$52.43
Vested	(94,064)	$46.51	(782,240)	$38.88

Unvested at end of period	189,687	$47.94	1,986,608	$50.46

The fair value of restricted stock and performance shares that vested during 2007 was $5.0 million and $47.3 million respectively.

Restricted Cash Units

Restricted cash units awarded to employees under the LTIP were 1,804,595 and 55,131 for 2008 and 2007 respectively. These units were awarded at the fair market value on the applicable grant dates and generally have a three-year cliff-vest period. A limited number of awards granted in January 2008 for retention purposes vest one half per year for two years.

Data for restricted cash unit awards is summarized as follows:

CIT ANNUAL REPORT 2008 115

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31,

	2008		2007
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Grant Date	Of	Grant Date
	Units	Fair Value	Units	Fair Value

Outstanding at beginning of year	51,571	$51.31	–	$–
Granted	1,804,595	$15.14	55,131	$51.18
Forfeited	(272,957)	$16.65	(3,560)	$49.17
Vested	(81,943)	$16.52	–	$–

Outstanding at end of year	1,501,266	$16.03	51,571	$51.31

The fair value of restricted cash units that vested during 2008 was $535.1 thousand.

NOTE 17 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments related to continuing operations. Descriptions of these items follow the table.

Commitments (dollars in millions)

	December 31, 2008			December 31,
	Due to Expire			2007
	Within	After	Total	Total
	One Year	One Year	Outstanding	Outstanding

Financing Commitments
Financing and leasing assets	$964.7	$5,797.7	$6,762.4	$12,109.5
Letters of credit and acceptances:
Standby letters of credit	444.5	202.0	646.5	743.6
Other letters of credit	245.7	–	245.7	365.9
Guarantees, acceptances and other recourse obligations	747.2	1.2	748.4	232.3
Purchase and Funding Commitments
Aerospace and other manufacturer purchase commitments	610.5	4,949.4	5,559.9	5,586.9
Sale-leaseback payments	140.6	1,638.5	1,779.1	1,925.9
Other
Liabilities for unrecognized tax benefits	35.0	101.5	136.5	223.1

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

Financing commitments, declined from $12.1 billion at year end 2007 to $6.8 billion at December 31, 2008, as the Company strategically limited new loan originations and commitments, and approximately $2 billion of available undrawn asset based loan commitments were sold in conjunction with liquidity initiatives, while others were utilized or expired. The 2008 financing commitments shown above include roughly $1.3 billion of consumer commitments issued in connection with third-party vendor programs and exclude roughly $1.9 billion of commitments that were not available for draw due to requirements for asset / collateral availability or covenant conditions at December 31, 2008.

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

Item 8: Financial Statements and Supplementary Data

116 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees are issued primarily in conjunction with CIT’s factoring product in Trade Finance, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the client’s customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. As of December 31, 2008 and December 31, 2007, CIT had no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. The commitments to purchase commercial aircraft are with both Airbus Industrie and The Boeing Company. The aerospace equipment purchases are contracted for a specific model aircraft, using a baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may also change depending on the final specifications of the aircraft, including engine thrust, aircraft weight and seating configuration. Equipment purchases are recorded at delivery date at the final purchase price paid, which includes purchase price discounts, price changes relating to specification changes and price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on the contracted purchase price less payments to date for pre-delivery payments and exclude buyer furnished equipment to be selected by the initial lessee. Pursuant to existing contractual commitments, 114 aircraft remain to be purchased (14 within the next 12 months). Lease commitments are in place for the aircraft to be delivered over the next twelve months. The commitment amount excludes unexercised CIT options to purchase aircraft. The aircraft deliveries to CIT are scheduled periodically through 2018.

Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months. Additionally, CIT is party to railcar sale-leaseback transactions under which it is obligated to pay a remaining total of $1,779.1 million, or approximately $142 million per year for 2009 through 2013, with remaining payments due through 2030. These lease payments are expected to be more than offset by rental income associated with re-leasing the assets, subject to actual railcar utilization and rentals. In conjunction with sale-leaseback transactions, CIT has guaranteed all obligations of the related consolidated lessee entities.

CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 26 – Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT’s subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies.

NOTE 18 — LEGAL PROCEEDINGS AND OTHER MATTERS

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

On September 5, 2008, a shareholder derivative lawsuit was filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer, its former Controller and members of its Board of Directors, alleging defendants breached their fiduciary duties to the plaintiff and abused the trust placed in them by wasting, diverting and misappropriating CIT’s corporate assets. On September 10, 2008, a similar shareholder derivative action was filed in New York County Supreme Court against CIT, its Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors.

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

U.S. DEPARTMENT OF EDUCATION OIG AUDIT

On January 5, 2009, the Office of Inspector General for the U.S. Department of Education issued an Audit Report addressed to Fifth Third Bank, as eligible lender trustee for three student loan companies that received financing from and sold loans to Student Loan Xpress (SLX). The OIG Audit Report alleges that each of the three lenders had violated rules on prohibited inducements for the marketing of student loans on over $3 billion of guaranteed student loans originated by the lenders and sold to SLX. The OIG Audit Report recommended that the Office of Federal Student Aid of the Department of Education find that SLX and each of the three lenders had committed anti-inducement violations. Based in part on the advice of outside counsel, management believes the Company has complied with all applicable rules and regulations in this matter. However, since the Company has ceased originating student loans, management is attempting to resolve these matters as expeditiously as possible through a financial settlement, which the Company believes will not have a material adverse effect on the Company’s financial condition or results of operation.

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

CIT ANNUAL REPORT 2008 117

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

After the school filed for bankruptcy, and ceased operations, CIT voluntarily placed those students who were in school at the time of the closure “in grace” such that no payments under their loans are required to be made and no interest on their loans is accruing, pending further notice. Lawsuits, including four putative class action lawsuits, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws. In addition, several other attorneys who purport to represent student borrowers have threatened litigation if their clients do not receive relief with respect to their debts to SLX. CIT participated in a mediation with several class counsels and the parties have made substantial progress towards a resolution of the student claims against SLX. The Attorneys General of several states are reviewing the impact of the helicopter pilot training school’s closure on the student borrowers and any possible role of SLX. CIT is cooperating in each of the Attorney General inquiries. Management believes the Company has good defenses in each of these pending and threatened matters and with respect to the Attorneys General inquiries. However, since the loans are unsecured and uncertainties exist regarding collection, management continues to attempt to resolve these matters as expeditiously as possible.

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

LEHMAN BROTHERS BANKRUPTCY

In conjunction with certain interest rate and foreign currency hedging activities, the Company had counterparty receivables from Lehman Specialty Financing Inc (“LSF”), a subsidiary of Lehman Brothers Holding Inc. (“Lehman”) totaling $33 million related to derivative transactions. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In October 2008, LSF filed a Chapter 11 petition in the same court. The Company terminated the swaps prior to the bankruptcy, but has not received payment for the amounts owed, resulting in a bankruptcy claim against LSF. Based on management’s assessment of the collectibility of the outstanding balances and the corresponding potential impairment of this asset, the Company recorded a $15 million pretax valuation charge in the fourth quarter of 2008.

RESERVE FUND INVESTMENT

At February 27, 2009, the Company had a remaining principal balance of $86 million (of an initial investment of $600 million) invested in the Reserve Primary Fund (the “Reserve Fund”), a money market fund. The Reserve Fund currently is in orderly liquidation under the supervision of the SEC and its net asset value had fallen below its stated value of $1.00. In September 2008, the Company requested redemption, and received confirmation with respect to a 97% payout on a portion of the investment. As a result, the Company accrued a pretax charge of $18 million in the third quarter representing the Company’s estimate of loss based on the 97% partial payout confirmation.

On February 26, 2009, the Board of Trustees of the Reserve Fund (the “Board”) announced their decision to initially set aside $3.5 billion in a special reserve under the plan of liquidation, to cover potential liabilities for damages and associated expenses related to lawsuits and regulatory actions against the fund. The special reserve may be increased or decreased as further information becomes available. As a result, pursuant to the liquidation plan, interim distributions will continue to be made up to 91.72% unless the Board determines a need to increase the special reserve. Amounts in the special reserve will be distributed to shareholders once claims, if any are successful, and the related expenses have been paid or set aside for payment.

The determination of the total distribution to CIT is subject to the distribution available to all investors of this fund and may take a long period of time. As a result, potential recovery may vary from the recorded investment. The Company will continue to monitor further developments with respect to the estimate of loss.

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

Item 8: Financial Statements and Supplementary Data

118 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — LEASE COMMITMENTS

The following table presents future minimum rentals under noncancellable long-term lease agreements for premises and equipment at December 31, 2008.

Years Ended December 31,

Amount

2009	$41.4
2010	34.9
2011	32.5
2012	30.3
2013	29.7
Thereafter	196.8

Total	$365.6

In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to rent escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $5.7 million due in the future under noncancellable subleases.

Rental expense, net of sublease income on premises and equipment, was as follows.

	December 31,	December 31,	December 31,
	2008	2007	2006

Premises	$49.8	$47.7	$43.7
Equipment	6.9	8.0	7.7
Less sublease income	(4.7)	(4.6)	(6.2)

Total	$52.0	$51.1	$45.2

NOTE 20 — FAIR VALUE MEASUREMENTS Fair Value Hierarchy

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below. Such assets and liabilities are classified in their entirety based on the lowest priority ranking of input that is significant to the fair value measurement. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and the determination of fair value requires significant judgment or estimation. Financial assets at estimated fair value classified within level 3 totaled $247.0 million, or 0.3% of total assets as of December 31, 2008.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Assets
Retained interests in securitizations	$229.4	$–	$–	$229.4
Derivatives – counterparty receivable	1,628.9	–	1,611.3	17.6
Equity Investments (in Other Assets)	88.5	88.5	–	–

Total Assets	$1,946.8	$88.5	$1,611.3	$247.0

Liabilities
Derivatives – counterparty liability	$561.5	$–	$539.1	$22.4

Total Liabilities	$561.5	$–	$539.1	$22.4

Retained Interests in Securitizations

Retained interests from securitization activities do not trade in an active, open market with readily observable prices. Accordingly, the fair value of retained interests is estimated using discounted cash flow (“DCF”) models. Significant assumptions, including estimated loan pool credit losses, prepayment speeds and discount rates, are utilized to estimate the fair values of retained interests, both at the date of the securitization and in subsequent quarterly valuations. The assumptions reflect the Company’s recent historical experience and anticipated trends with respect to portfolio performances rather than observable inputs from similar transactions in the marketplace. Changes in assumptions may have a significant impact on the valuation of retained interests. See Note 2 for additional information.

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

CIT ANNUAL REPORT 2008 119

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3 Gains and Losses

The table below sets forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities categorized as level 3 as of the year ended December 31, 2008.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) (dollars in millions)

		Retained
		Interests in
	Total	Securitizations	Derivatives

December 31, 2007	$1,165.8	$1,170.0	$(4.2)
Gains or losses realized/unrealized
Included in other income	14.2	5.0	9.2
Included in other comprehensive income	(27.3)	(17.5)	(9.8)
Other net	(928.1)	(928.1)	–

December 31, 2008	$224.6	$229.4	$(4.8)

The gain on Level 3 derivatives in the table above, related to certain cross-currency swaps that economically hedge currency exposures, but do not qualify for hedge accounting, was essentially offset by losses on corresponding currency transactional exposures.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets and liabilities are measured at estimated fair value on a non-recurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the financial instruments on the Consolidated Balance Sheet by caption and by level within the SFAS 157 valuation hierarchy (as described above) as of December 31, 2008, for which a non-recurring change in fair value has been recorded during the year ended December, 2008.

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

	Fair Value Measurements at Reporting Date Using:
					Total Gains
	Total	Level 1	Level 2	Level 3	and (Losses)

Assets
Loans Held for Sale	$–	$–	$–	$–	$–
Impaired loans (SFAS 114)	774.5	–	–	774.5	(289.8)

Total	$774.5	$–	$–	$774.5	$(289.8)

During 2008, charges taken on loans held for sale were $128.7 million and the reduction in estimated fair value of impaired loans was $313.8 million.

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

Item 8: Financial Statements and Supplementary Data

120 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 21 — FAIR VALUES OF FINANCIAL INSTRUMENTS

Estimated fair values, recorded carrying values and various assumptions used in valuing CIT’s financial instruments are set forth below. The table below excludes financial instruments of discontinued operations, which formerly comprised the Home Lending segment. The home lending origination platform was closed in August 2007 and the remaining assets and operations were sold in July 2008. For additional information see Note 1 Summary of Significant Accounting Polices “Discontinued Operation”.

December 31, (dollars in millions)

	2008 Asset/(Liability)		2007 Asset/(Liability)
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Finance receivables-loans(1)	$42,402.8	34,085.9	$42,359.4	$42,911.7
Finance receivables-held for sale(2)	156.1	156.1	1,260.2	1,260.2
Retained interest in securitizations(2)	229.4	229.4	1,170.0	1,170.0
Other assets(3)	2,862.0	2,862.0	1,015.7	1,015.7
Commercial paper(4)	—	—	(2,822.3)	(2,822.3)
Bank credit facilities	(5,200.0)	(4,627.5)	—	—
Deposits (including accrued interest payable)(5)	(2,651.9)	(2,774.2)	(2,783.9)	(2,834.4)
Variable-rate senior notes (including accrued interest payable)(6)	(12,824.0)	(10,605.4)	(20,011.7)	(18,693.6)
Fixed-rate senior notes (including accrued interest payable)(6)	(25,022.6)	(17,703.5)	(17,703.5)	(17,703.5)
Non-recourse, secured borrowings (including accrued interest payable)(7)	(19,119.0)	(15,811.4)	(12,678.6)	(12,446.7)
Junior Subordinated notes and convertible debt	(2,098.9)	(1,263.5)	(1,440.0)	(1,068.0)
Credit balances of factoring clients and other liabilities(8)	(4,945.3)	(4,945.3)	(7,164.7)	(7,164.7)
Derivative financial instruments(9)	1,067.8	1,067.8	431.2	431.2

(1)	The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rate used in the present value calculation range from 13.3% to 23.4% for December 31, 2008 and 4.2% to 21.6% for December 31, 2007 based on individual business units. For floating-rate loans we used an average LIBOR spread of 13% to approximate carrying value. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $10.6 billion at December 31, 2008 and $10.9 billion at December 31, 2007.
(2)	Finance receivables held for sale are recorded at lower of cost or market on the balance sheet. Given current market conditions, lower of cost or market is equal to fair value. Fair values of retained interests in securitizations are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates.
(3)	Other assets subject to fair value disclosure include accrued interest receivable, certain investment securities, servicing assets and miscellaneous other assets. The carrying amount of accrued interest receivable approximates fair value. The carrying value of other assets not subject to fair value disclosure totaled $1.7 billion at December 31, 2008 and $2.7 billion at December 31, 2007.
(4)	The estimated fair value of commercial paper approximated carrying value due to the relatively short maturities.
(5)	The fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation range from 1.55% to 4.65% at December 31, 2008 and 4.83% to 5.48% at December 31, 2007.
(6)	The difference between the carrying value of fixed-rate senior notes, variable rate senior notes and preferred capital securities and the corresponding balances reflected in the consolidated balance sheets is accrued interest payable. These amounts are excluded from the other liabilities balances in this table. Most fixed-rate notes were valued from quoted market estimates. In rare instances where market estimates were not available, values were computed using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 3.31% to 16.88% at December 31, 2008 and 3.51% to 9.21% at December 31, 2007. The spread is substantially wider this year due to the low interest rate environment and the widening of CIT credit spreads.
(7)	Non-recourse secured borrowing includes Trade Finance where the fair value is approximately par.
(8)	The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Other liabilities include accrued liabilities and deferred federal income taxes. Accrued liabilities and payables with no stated maturities have an estimated fair value that approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $0.1 billion and $0.7 billion December 31, 2008 and 2007.
(9)	CIT enters into derivative financial instruments for hedging purposes (FAS 133 and economic hedges) only. The estimated fair values are calculated internally using market data and represent the net amount receivable or payable to terminate the agreement, taking into account current market rates. See Note 9 — “Derivative Financial Instruments” for notional principal amounts and fair values associated with the instruments.

CIT ANNUAL REPORT 2008 121

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Until December 31, 2007, CIT was a partner with Dell Inc. (“Dell”) in Dell Financial Services L.P. (“DFS”), a joint venture that offered financing to Dell’s customers. The joint venture provided Dell with financing and leasing capabilities that were complementary to its product offerings and provided CIT with a source of new financings. In December 2007, Dell exercised its right to buy CIT’s interest and the Company sold its 30% ownership interest in DFS joint venture. CIT has the right to purchase a minimum percentage of DFS’s finance receivables on a declining scale through January 2010.

In accordance with the joint venture agreement, net income and losses generated by DFS as determined under GAAP were allocated 70% to Dell and 30% to CIT. The DFS board of directors voting representation was equally weighted between designees of CIT and Dell, with one independent director. DFS was not consolidated in CIT’s financial statements and was accounted for under the equity method. Financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $2.2 billion and $0.6 billion and securitized assets included in owned and securitized assets were approximately $0.2 billion and $2.3 billion at December 31, 2008 and 2007, respectively. During the fourth quarter of 2008, CIT restructured a securitization conduit that resulted in bringing approximately $1.5 billion of previously securitized assets back on balance sheet. For the year ended December 31, 2007, CIT’s 30% proportionate share of pretax income related to the joint venture was approximately $81.6 million, which was reported in other income. CIT had no equity investment in or loans to the joint venture at December 31, 2007 or thereafter due to the sale.

CIT also has a joint venture arrangement with Snap-on Incorporated (“Snap-on”) that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. The agreement with Snap-on extends until January 2010. CIT and Snap-on have 50% ownership interests, 50% board of directors’ representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT’s financial statements. At both December 31, 2008 and 2007, financing and leasing assets were approximately $1.0 billion and securitized assets included in owned and securitized assets were less than $0.1 billion.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $385 million and $440 million at December 31, 2008 and 2007.

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

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. Other assets included approximately $10 million and $11 million of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods at December 31, 2008 and 2007.

The combination of investments in and loans to non-consolidated entities represents the Company’s maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

Certain shareholders of CIT provide investment management, banking and investment banking services in the normal course of business.

NOTE 23 — BUSINESS SEGMENT INFORMATION

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

Types of Products and Services

CIT has five reportable segments: Corporate Finance, Transportation Finance, Trade Finance, Vendor Finance and Consumer. Transportation Finance and Vendor Finance offer secured lending and leasing products to midsize and larger companies across a variety of industries, including aerospace, rail, machine tool, business aircraft, technology, manufacturing and transportation. Trade Finance and Corporate Finance offer secured lending and receivables collection as well as other financial products and services to small and midsize companies. These include secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, debtor-in-possession and turnaround financing and management advisory services. Consumer offers student lending through Student Loan Xpress and the operations of CIT Bank, Utah chartered bank that was recently converted from an industrial bank.

Segment Profit and Assets

The segment returns reflect our historic risk based capital allocation methodology that was based upon segment asset classes, owned and securitized. In conjunction with our transition to a bank holding company, we are considering transitioning to a regulatory capital, risk-weighted capital, allocations model in 2009 to measure business performance.

Item 8: Financial Statements and Supplementary Data

122 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement totals and the consolidated owned and securitized assets.

(dollars in millions)

	Corporate	Transportation	Trade	Vendor	Commercial		Total	Corporate	Continuing
	Finance	Finance	Finance	Finance	Segments	Consumer	Segments	and Other	Operations

For the year ended December 31, 2008
Interest income	$1,471.8	$193.4	$210.2	$1,049.3	$2,924.7	$580.2	$3,504.9	$133.3	$3,638.2
Interest expense	(883.5)	(577.2)	(80.5)	(633.1)	(2,174.3)	(462.5)	(2,636.8)	(502.3)	(3,139.1)
Provision for credit losses	(520.0)	25.0	(74.5)	(131.2)	(700.7)	(348.2)	(1,048.9)	(0.3)	(1,049.2)
Rental income on operating leases	55.6	1,345.3	–	566.4	1,967.3	–	1,967.3	(2.0)	1,965.3
Other income, excluding rental income on operating leases	20.6	124.0	244.0	72.7	461.3	3.0	464.3	30.7	495.0
Depreciation on operating lease equipment	(33.5)	(596.1)	–	(516.1)	(1,145.7)	–	(1,145.7)	0.5	(1,145.2)
Other expenses, excluding depreciation on operating lease equipment and goodwill and intangible impairment charges	(409.3)	(138.6)	(141.2)	(433.7)	(1,122.8)	(72.0)	(1,194.8)	(178.7)	(1,373.5)
Goodwill and intangible impairment charges	–	–	–	(467.8)	(467.8)	–	(467.8)	–	(467.8)
(Provision) benefit for income taxes and minority interest, after tax	131.3	(48.7)	(58.4)	143.7	167.9	115.0	282.9	160.3	443.2

Net (loss) income from continuing operations, before preferred stock dividends	$(167.0)	$327.1	$99.6	$(349.8)	$(90.1)	$(184.5)	$(274.6)	$(358.5)	$(633.1)

Select Period End Balances
Loans including receivables pledged	$20,768.8	$2,647.6	$6,038.0	$11,199.6	$40,654.0	$12,472.6	$53,126.6	$–	$53,126.6
Credit balances of factoring clients	–	–	(3,049.9)	–	(3,049.9)	–	(3,049.9)	–	(3,049.9)
Assets held for sale	21.3	69.7	–	–	91.0	65.1	156.1	–	156.1
Operating lease equipment, net	263.4	11,484.5	–	958.5	12,706.4	–	12,706.4	–	12,706.4
Securitized assets	785.3	–	–	783.5	1,568.8	–	1,568.8	–	1,568.8
For the year ended December 31, 2007
Interest income	$1,764.5	$191.1	$291.0	$1,124.0	$3,370.6	$781.9	$4,152.5	$85.6	$4,238.1
Interest expense	(1,115.8)	(577.9)	(116.2)	(611.5)	(2,421.4)	(648.6)	(3,070.0)	(347.0)	(3,417.0)
Provision for credit losses	(68.9)	32.0	(33.4)	(52.1)	(122.4)	(55.4)	(177.8)	(64.0)	(241.8)
Rental income on operating leases	56.1	1,298.7	–	638.2	1,993.0	–	1,993.0	(2.1)	1,990.9
Other income, excluding rental income on operating leases	599.6	74.0	281.0	585.5	1,540.1	47.2	1,587.3	(10.4)	1,576.9
Depreciation on operating lease equipment	(37.7)	(552.0)	–	(583.4)	(1,173.1)	–	(1,173.1)	0.8	(1,172.3)
Other expenses, excluding depreciation on operating lease equipment and goodwill and intangible impairment charges	(472.5)	(154.7)	(157.4)	(482.3)	(1,266.9)	(93.5)	(1,360.4)	(205.7)	(1,566.1)
Goodwill and intangible impairment charges	–	–	–	–	–	(312.7)	(312.7)	–	(312.7)
(Provision) benefit for income taxes and minority interest, after tax	(272.3)	(40.1)	(101.0)	(208.3)	(621.7)	6.2	(615.5)	311.5	(304.0)

Net (loss) income from continuing operations, before preferred stock dividends	$453.0	$271.1	$164.0	$410.1	$1,298.2	$(274.9)	$1,023.3	$(231.3)	$792.0

Select Period End Balances
Loans including receivables pledged	$21,326.2	$2,551.3	$7,330.4	$10,373.3	$41,581.2	$12,179.7	$53,760.9	$–	$53,760.9
Credit balances of factoring clients	–	–	(4,542.2)	–	(4,542.2)	–	(4,542.2)	–	(4,542.2)
Assets held for sale	669.3	–	–	460.8	1,130.1	130.1	1,260.2	–	1,260.2
Operating lease equipment, net	459.6	11,031.6	–	1,119.3	12,610.5	–	12,610.5	–	12,610.5
Securitized assets	1,526.7	–	–	4,104.0	5,630.7	–	5,630.7	–	5,630.7

CIT ANNUAL REPORT 2008 123

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

	Corporate	Transportation	Trade	Vendor	Commercial		Total	Corporate	Continuing
	Finance	Finance	Finance	Finance	Segments	Consumer	Segments	and Other	Operations

For the year ended December 31, 2006
Interest income	$1,465.1	$142.0	$272.6	$856.2	$2,735.9	$532.9	$3,268.8	$56.0	$3,324.8
Interest expense	(896.3)	(482.2)	(109.9)	(419.1)	(1,907.5)	(416.9)	(2,324.4)	(211.4)	(2,535.8)
Provision for credit losses	(48.8)	(2.2)	(38.0)	(45.4)	(134.4)	(16.1)	(150.5)	(9.3)	(159.8)
Rental income on operating leases	42.2	1,080.0	–	599.4	1,721.6	–	1,721.6	–	1,721.6
Other income, excluding rental income on operating leases	381.7	53.1	291.4	388.9	1,115.1	63.0	1,178.1	(1.6)	1,176.5
Depreciation on operating lease equipment	(33.4)	(455.3)	–	(534.8)	(1,023.5)	–	(1,023.5)	–	(1,023.5)
Other expenses, excluding depreciation on operating lease equipment and goodwill and intangible impairment charges	(467.0)	(130.0)	(156.3)	(397.1)	(1,150.4)	(107.4)	(1,257.8)	(37.9)	(1,295.7)
Goodwill and intangible impairment charges	–	–	–	–	–	–	–	–	–
(Provision) benefit for income taxes and minority interest, after tax	(159.2)	54.4	(97.6)	(172.3)	(374.7)	(13.7)	(388.4)	106.0	(282.4)

Net (loss) income from continuing operations, before preferred stock dividends	$284.3	$259.8	$162.2	$275.8	$982.1	$41.8	$1,023.9	$(98.2)	$925.7

Select Period End Balances
Loans including receivables pledged	$20,190.2	$2,123.3	$6,975.2	$6,888.9	$36,177.6	$9,026.0	$45,203.6	$–	$45,203.6
Credit balances of factoring clients	–	–	(4,131.3)	–	(4,131.3)	–	(4,131.3)	–	(4,131.3)
Assets held for sale	616.1	75.7	–	529.3	1,221.1	332.6	1,553.7	–	1,553.7
Operating lease equipment, net	204.4	9,846.3	–	967.2	11,017.9	–	11,017.9	–	11,017.9
Securitized assets	1,568.7	–	–	3,850.9	5,419.6	–	5,419.6	–	5,419.6

Geographic Information

The following table presents information by major geographic region based upon the location of the Company’s legal entities. Since the Corporation’s operations are highly integrated, the methodology for allocating certain asset, liability, income and expense amounts to geographic regions is dependent on the judgment of management.

				(Loss) income	Net income
				from continuing	(loss) from
				operations	continuing
				before	operations,
				provision for	before
				income taxes	preferred
		Total	Total	and minority	stock
		Assets(1)	Revenue(1)	interest(1)	dividends(1)

U.S.	2008	63,051.7	4,593.5	(1,187.0)	(702.1)
	2007	72,332.3	5,941.7	503.8	258.3
	2006	64,048.9	4,704.1	641.0	496.5
Europe	2008	10,045.0	898.8	(151.3)	(162.0)
	2007	11,929.9	1,138.4	416.8	398.5
	2006	7,861.7	792.9	326.2	257.4
Other foreign(2)	2008	7,352.2	606.2	262.0	231.0
	2007	6,351.2	725.8	175.4	135.2
	2006	5,575.1	725.9	240.9	171.9
Total consolidated	2008	80,448.9	6,098.5	(1,076.3)	(633.1)
	2007	90,613.4	7,805.9	1,096.0	792.0
	2006	77,485.7	6,222.9	1,208.1	925.7

(1)	Financial information for assets in 2008 on-balance sheet securitization financing structures are reported in the geographic region that originated the transactions for purposes of this table.
(2)	Includes Canada entity results which had 2008 income from continuing operations before provision for income taxes and minority interest of $156.2 million and 2008 net income from continuing operations before preferred stock dividends of $155.8 million.

Item 8: Financial Statements and Supplementary Data

124 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 — GOODWILL AND INTANGIBLE ASSETS

The following tables summarize goodwill and intangible assets, net balances by segment.

	Corporate	Trade	Vendor
Goodwill	Finance	Finance	Finance		Consumer		Total

Balance at December 31, 2006	$222.7	$270.1	$12.8		$286.5		$792.1
Acquisitions, other	74.2	1.0	393.2		–		468.4
Impairment charge	–	–	–		(286.5)		(286.5)

Balance at December 31, 2007	296.9	271.1	406.0		–		974.0
Acquisitions, other	.5	(.4)	32.7		–		32.8
Impairment charge	–	–	(438.7)		–		(438.7)

Balance at December 31, 2008	$297.4	$270.7	$–		$–		$568.1

Intangible Assets
Balance at December 31, 2006	$30.4	$109.4	$48.7		$27.8		$216.3
Acquisitions, other	(0.5)	.4	7.0	(1)	–		6.9
Amortization	(3.3)	(7.0)	(6.6)		(1.6)		(18.5)
Impairment charge	–	–	–		(26.2	)(2)	(26.2)

Balance at December 31, 2007	26.6	102.8	49.1		–		178.5
Acquisitions, other	–	–	–		–		–
Amortization	(3.7)	(7.1)	(8.1)		–		(18.9)
Impairment charge	(0.4)	–	(28.7	)(3)	–		(29.1)

Balance at December 31, 2008	$22.5	$95.7	$12.3		$–		$130.5

(1)	Includes reduction due to sale of Systems Leasing $40.2 million intangibles, net of $15.4 million accumulated amortization
(2)	Impairment of SLX intangibles of $29.4 million, net of $3.2 million accumulated amortization
(3)	Impairment of Vendor Finance intangibles of $53.4 million, net of $24.7 million accumulated amortization

The Company performed goodwill impairment testing at December 31, 2008, and periodically during the year taking into account diminished segment earnings performance, coupled with the fact that the Company’s common stock had traded below book value per share at the end of all four quarters.

Pursuant to SFAS 142, goodwill is accounted for at the “reporting unit” level. CIT defines its reporting units as the Company’s business segments as disclosed in the table above.

In third quarter of 2008, the results of our testing indicated that the entire Vendor Finance goodwill balance was impaired based upon diminished earnings expectations for the segment, coupled with applying a higher discount rate to reflect higher execution risk related to this business, resulting in the complete charge-off of Vendor Finance goodwill. Also, as a result of the reduced estimated cash flows associated with certain acquired other intangibles primarily in the Vendor Finance segment, management determined that the carrying values of certain acquired customer relationships in both European and domestic Vendor Finance operations (and minor portion of similar assets in the Corporate Finance healthcare business) were not recoverable, and approximately $29 million was charged off in the third quarter as well.

In the fourth quarter of 2008, in performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify potential impairment, in accordance with SFAS 142, the estimated fair values of the two remaining reporting units with goodwill (Corporate Finance and Trade Finance) were developed using an internally prepared discounted cash flow analyses (DCFA) utilizing observable market data to the extent available. The discount rates utilized in the fourth quarter DCFA for these two segments was approximately 13% for Trade Finance and 16.3% for Corporate Finance, reflecting market based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of individual segments. The terminal growth rate used in our analysis was 5%. Management performed a reasonableness test on the fair values assumed for the reporting units by reconciling the estimated fair value of the reporting units to the market capitalization of the Company. The results of the DCFA were corroborated with market price to earnings multiples and tangible book value multiples of relevant, comparable peer companies. The results of this Step 1 process indicated potential impairment of the entire goodwill balance relating to the Corporate Finance segment, as the book values of this segment exceeded its estimated fair value. There was no indicated potential impairment for Trade Finance, as the estimated fair value of this segment exceeded its corresponding book value.

As a result, management performed the second step (“Step 2”) to quantify the goodwill impairment, if any, for the Corporate Finance segment in accordance with SFAS 142. In this step, the estimated fair value for the segment was allocated to its respective assets and liabilities in order to determine an implied value of goodwill, in a manner similar to the calculations performed in accounting for a business combination. For the Corporate Finance segment, the second step analysis indicated that the fair value shortfall was attributable to tangible assets (primarily finance receivables), rather than the goodwill (franchise value) of

CIT ANNUAL REPORT 2008 125

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the segment. Therefore, no impairment charge was required for the Corporate Finance segment goodwill at December 31, 2008. SFAS 142 requires that this allocation process is to be performed only for purposes of measuring goodwill impairment, and not to adjust recognized, tangible assets or liabilities. Accordingly, no impairment charge related to or adjustment to the book basis of any finance receivables, other tangible assets, or liabilities was recorded as a result of this process. Management also updated its impairment review of other intangible assets in the third and fourth quarters in accordance with SFAS 144 and no further impairment was identified.

Should the future earnings and cash flows of the Trade Finance and Corporate Finance segments decline and/or discount rates increase, or there be an increase in the fair value of finance receivables without a corresponding increase in total reporting unit fair value, an impairment charge to goodwill and other intangible assets may be required.

Other intangible assets, net, are comprised primarily of acquired customer relationships, and are amortized over their corresponding lives ranging from five to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $18.9 million and $18.5 million for the years ended December 31, 2008 and 2007. Accumulated amortization totaled $90.1 million at December 31, 2008 and $71.2 million at December 31, 2007. Projected amortization for the years ended December 31, 2009 through December 31, 2013 is approximately $12.4 million, $12.2 million, $12.1 million, $12.1 million and $11.4 million.

The 2008 increase to goodwill and intangible assets in the prior tables reflects refinements to fair value adjustments, including tax liabilities, related to the 2007 acquisitions of vendor finance businesses, coupled with foreign currency translation adjustments, and the impact on goodwill and impairment charges arising from the reconciliation adjustments noted in the “2008 Results Overview” section of Item 7.

NOTE 25 — SEVERANCE AND FACILITY RESTRUCTURING RESERVES

The following table summarizes previously established purchase accounting liabilities (pre-tax) related to severance of employees and closing facilities, as well as 2008 and 2007 restructuring activities:

(dollars in millions)

	Severance		Facilities
	Number of		Number of		Total
	Employees	Reserve	Facilities	Reserve	Reserves

Balance December 31, 2006	19	$5.4	5	$11.5	$16.9
2007 additions	547	53.4	6	1.0	54.4
2007 utilization	(514)	(47.4)	(2)	(8.2)	(55.6)

Balance December 31, 2007	52	11.4	9	4.3	15.7
2008 additions	1,142	140.2	6	6.4	146.6
2008 utilization	(1,019)	(108.7)	(3)	(3.0)	(111.7)

Balance December 31, 2008	175	$42.9	12	$7.7	$50.6

The severance additions during 2008 primarily relate to employee termination benefits incurred in conjunction with various organization efficiency and cost reduction initiatives to reduce CIT to a smaller Company with lower operating expenses, as well as the cessation of student lending originations in the first quarter. These additions, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $166.5 million provision. Outstanding severance liabilities at December 31, 2008 will largely be paid to employees in the first quarter of 2009.

The ending facilities reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining terms which range up to approximately 7 years.

NOTE 26 — SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

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

The Utah Bank, which is included in other subsidiaries, has approximately $3.5 billion of total assets (including certain Corporate Finance receivables originated in the bank), $817 million in cash and cash equivalents, $2.6 billion of deposits and $534 million in equity, at December 31, 2008.

Item 8: Financial Statements and Supplementary Data

126 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING	CIT	CIT Holdings	Other
BALANCE SHEETS	Group Inc.	m LLC	Subsidiaries	Eliminations	Total

December 31, 2008
ASSETS
Net finance receivables	$–	$3,152.0	$48,878.4	$–	$52,030.4
Operating lease equipment, net	–	272.6	12,433.8	–	12,706.4
Finance receivables held for sale	–	–	156.1	–	156.1
Cash and cash equivalents	4,351.9	183.2	3,830.7	–	8,365.8
Other assets	6,923.2	805.1	4,905.0	(5,487.3)	7,146.0
Assets of discontinued operations	–	–	44.2	–	44.2

Total Assets	$11,275.1	$4,412.9	$70,248.2	$(5,487.3)	$80,448.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, including deposits	$41,248.3	$2,420.1	$22,709.1	$—	$66,377.5
Credit balances of factoring clients	–	–	3,049.9	–	3,049.9
Accrued liabilities and payables	(38,097.5)	1,031.5	39,918.4	–	2,852.4
Liabilities of discontinued operations	–	–	–	–	–

Total Liabilities	3,150.8	3,451.6	65,677.4	–	72,279.8
Minority interest	–	–	44.8	–	44.8

Total Stockholders’ Equity	8,124.3	961.3	4,526.0	(5,487.3)	8,124.3

Total Liabilities and Stockholders’ Equity	$11,275.1	$4,412.9	$70,248.2	$(5,487.3)	$80,448.9

CONSOLIDATING	CIT	CIT Holdings	Other
BALANCE SHEETS	Group Inc.	LLC	Subsidiaries	Eliminations	Total

December 31, 2007
ASSETS
Net finance receivables	$2,022.5	$3,358.4	$47,805.7	$–	$53,186.6
Operating lease equipment, net	8.6	292.0	12,309.9	–	12,610.5
Finance receivables held for sale	–	253.3	1,006.9	–	1,260.2
Cash and cash equivalents	3,196.0	30.5	3,526.0	–	6,752.5
Other assets	9,262.3	261.0	4,932.3	(6,960.6)	7,495.0
Assets of discontinued operations	–	–	9,308.6	–	9,308.6

Total Assets	$14,489.4	$4,195.2	$78,889.4	$(6,960.6)	$90,613.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, including deposits	$49,525.6	$2,346.7	$17,146.0	$–	$69,018.3
Credit balances of factoring clients	–	–	4,542.2	–	4,542.2
Accrued liabilities and payables	(41,996.8)	1,164.9	46,028.5	–	5,196.6
Liabilities of discontinued operations	–	–	4,838.2	–	4,838.2

Total Liabilities	7,528.8	3,511.6	72,554.9	–	83,595.3
Minority interest	–	–	57.5	–	57.5

Total Stockholders’ Equity	6,960.6	683.6	6,277.0	(6,960.6)	6,960.6

Total Liabilities and Stockholders’ Equity	$14,489.4	$4,195.2	$78,889.4	$(6,960.6)	$90,613.4

CIT ANNUAL REPORT 2008 127

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total

Year Ended December 31, 2008
Interest income	$110.9	$175.8	$3,351.5	$–	$3,638.2
Interest expense	(544.0)	9.8	(2,604.9)	–	(3,139.1)

Net interest revenue	(433.1)	185.6	746.6	–	499.1
Provision for credit losses	–	9.1	(1,058.3)	–	(1,049.2)

Net interest revenue, after credit provision	(433.1)	194.7	(311.7)	–	(550.1)
Equity in net income of subsidiaries	(2,678.5)	–	–	2,678.5	–
Other Income
Rental income on operating leases	–	98.1	1,867.2	–	1,965.3
Other	200.3	23.8	270.9	–	495.0

Total other income	200.3	121.9	2,138.1	–	2,460.3

Total net revenue, net of interest expense and credit provision	(2,911.3)	316.6	1,826.4	2,678.5	1,910.2

Other expenses
Depreciation on operating lease equipment	(0.7)	(81.6)	(1,062.9)	–	(1,145.2)
Other	31.9	(82.3)	(1,790.9)	–	(1,841.3)

Total other expenses	31.2	(163.9)	(2,853.8)	–	(2,986.5)

(Loss) Income from continuing operations before provision for income taxes and minority interests	(2,880.1)	152.7	(1,027.4)	2,678.5	(1,076.3)
Benefit (provision) for income taxes	80.6	(58.0)	421.8	–	444.4
Minority interest, after tax	–	–	(1.2)	–	(1.2)

Net (loss) income from continuing operations, before preferred stock dividends	(2,799.5)	94.7	(606.8)	2,678.5	(633.1)
(Loss) Income from discontinued operations	–	–	(2,166.4)	–	(2,166.4)
Preferred stock dividends	(64.7)	–	–	–	(64.7)

Net (loss) income (attributable) available to common stockholders	$(2,864.2)	$94.7	$(2,773.2)	$2,678.5	$(2,864.2)

Year Ended December 31, 2007
Interest income	$92.7	$275.1	$3,870.3	$–	$4,238.1
Interest expense	(52.4)	(155.0)	(3,209.6)	–	(3,417.0)

Net interest revenue	40.3	120.1	660.7	–	821.1
Provision for credit losses	(50.1)	(21.6)	(170.1)	–	(241.8)

Net interest revenue, after credit provision	(9.8)	98.5	490.6	–	579.3

Equity in net income of subsidiaries	129.6	–	–	(129.6)	–
Other Income
Rental income on operating leases	1.9	96.7	1,892.3	–	1,990.9
Other	(63.5)	67.9	1,572.5	–	1,576.9

Total other income	(61.6)	164.6	3,464.8	–	3,567.8

Total net revenue, net of interest expense and credit provision	58.2	263.1	3,955.4	(129.6)	4,147.1
Other expenses
Depreciation on operating lease equipment	(0.7)	(79.5)	(1,092.1)	–	(1,172.3)
Other	(251.9)	(92.5)	(1,534.4)	–	(1,878.8)

Total other expenses	(252.6)	(172.0)	(2,626.5)	–	(3,051.1)

(Loss) Income from continuing operations before provision for income taxes and minority interests	(194.4)	91.1	1,328.9	(129.6)	1,096.0
Benefit (provision) for income taxes	113.4	(33.5)	(380.8)	–	(300.9)
Minority interest, after tax	–	–	(3.1)	–	(3.1)

Net (loss) income from continuing operations, before preferred stock dividends	(81.0)	57.6	945.0	(129.6)	792.0
(Loss) Income from discontinued operations	–	–	(873.0)	–	(873.0)
Preferred stock dividends	(30.0)	–	–	–	(30.0)

Net (loss) income (attributable) available to common stockholders	$(111.0)	$57.6	$72.0	$(129.6)	$(111.0)

Item 8: Financial Statements and Supplementary Data

128 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total

Year Ended December 31, 2006
Interest income	$54.5	$234.1	$3,036.2	$–	$3,324.8
Interest expense	(3.5)	(141.9)	(2,390.4)	–	(2,535.8)

Net interest revenue	51.0	92.2	645.8	–	789.0
Provision for credit losses	(32.9)	(21.0)	(105.9)	–	(159.8)

Net interest revenue, after credit provision	18.1	71.2	539.9	–	629.2
Equity in net income of subsidiaries	1,184.1	–	–	(1,184.1)	–
Other Income
Rental income on operating leases	0.6	77.9	1,643.1	–	1,721.6
Other	1.4	86.9	1,088.2	–	1,176.5

Total other income	2.0	164.8	2,731.3	–	2,898.1

Total net revenue, net of interest expense and credit provision	1,204.2	236.0	3,271.2	(1,184.1)	3,527.3
Other expenses
Depreciation on operating lease equipment	(0.3)	(63.0)	(960.2)	–	(1,023.5)
Other	(232.3)	(85.7)	(977.7)	–	(1,295.7)

Total other expenses	(232.6)	(148.7)	(1,937.9)	–	(2,319.2)

(Loss) Income from continuing operations before provision for income taxes and minority interests	971.6	87.3	1,333.3	(1,184.1)	1,208.1
Benefit (provision) for income taxes	74.4	(32.1)	(323.1)	–	(280.8)
Minority interest, after tax	–	–	(1.6)	–	(1.6)

Net (loss) income from continuing operations, before preferred stock dividends	1,046.0	55.2	1,008.6	(1,184.1)	925.7
(Loss) Income from discontinued operations	–	–	120.3	–	120.3
Preferred stock dividends	(30.2)	–	–	–	(30.2)

Net (loss) income (attributable) available to common stockholders	$1,015.8	$55.2	$1,128.9	$(1,184.1)	$1,015.8

CIT ANNUAL REPORT 2008 129

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CIT	CIT Holdings	Other
	Group Inc.	LLC	Subsidiaries	Eliminations	Total

Year Ended December 31, 2008
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$7,268.8	$(1,116.8)	$(5,931.1)	$–	$220.9

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	–	411.9	(620.2)	–	(208.3)
Decrease in inter-company loans and investments	(1,922.3)	–	–	1,922.3	–

Net cash flows (used for) provided by investing activities	(1,922.3)	411.9	(620.2)	1,922.3	(208.3)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	(8,203.8)	73.4	4,969.9	–	(3,160.5)
Inter-company financing	–	784.2	1,138.1	(1,922.3)	–
Proceeds from the issuance of equity	4,192.7	–	–	–	4,192.7
Cash dividends paid	(179.5)	–	–	–	(179.5)

Net cash flows provided by (used for) financing activities	(4,190.6)	857.6	6,108.0	(1,922.3)	852.7

Net (decrease) increase in cash and cash equivalents	1,155.9	152.7	(443.3)	–	865.3
Cash and cash equivalents, beginning of period	3,196.0	30.5	3,086.6	–	6,313.1

Cash and cash equivalents, end of period	$4,351.9	$183.2	$2,643.3	$–	$7,178.4

Year Ended December 31, 2007
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(1,313.5)	$3,124.1	$518.4	$–	$2,329.0

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	(1,146.6)	(1,050.9)	(8,556.2)	–	(10,753.7)
Decrease in inter-company loans and investments	3,277.3	–	–	(3,277.3)	–

Net cash flows (used for) provided by investing activities	2,130.7	(1,050.9)	(8,556.2)	(3,277.3)	(10,753.7)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	(439.6)	(439.2)	11,559.1	–	10,680.3
Inter-company financing	–	(1,831.3)	(1,446.0)	3,277.3
Cash dividends paid	(221.9)	–	–	–	(221.9)

Net cash flows provided by (used for) financing activities	(661.5)	(2,270.5)	10,113.1	3,277.3	10,458.4

Net (decrease) increase in cash and cash equivalents	155.7	(197.3)	2,075.3	–	2,033.7
Cash and cash equivalents, beginning of period	3,040.3	227.8	1,011.3	–	4,279.4

Cash and cash equivalents, end of period	$3,196.0	$30.5	$3,086.6	$–	$6,313.1

Item 8: Financial Statements and Supplementary Data

130 CIT ANNUAL REPORT 2008

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Year Ended December 31, 2006 Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(1,010.7)	$(2,345.9)	4,604.9	$ –	$ 1,248.3

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	72.1	(414.9)	(11,170.6)	–	(11,513.4)
Decrease in inter-company loans and investments	(8,164.7)	–	–	8,164.7	–

Net cash flows (used for) provided by investing activities	(8,092.6)	(414.9)	(11,170.6)	8,164.7	(11,513.4)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	9,721.5	479.8	1,189.2	–	11,390.5
Inter-company financing	—	2,379.2	5,785.5	(8,164.7)	–
Cash dividends paid	(193.5)	–	–	–	(193.5)

Net cash flows provided by (used for) financing activities	9,528.0	2,859.0	6,974.7	(8,164.7)	11,197.0

Net (decrease) increase in cash and cash equivalents	424.7	98.2	409.0	–	931.9
Cash and cash equivalents, beginning of period	2,615.6	129.6	602.3	–	3,347.5

Cash and cash equivalents, end of period	$ 3,040.3	$ 227.8	$ 1,011.3	$ –	$ 4,279.4

CIT ANNUAL REPORT 2008 131

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized consolidated quarterly financial data is presented below.

(dollars in millions, except per share data)

	First	Second	Third	Fourth
For the year ended December 31, 2008	Quarter	Quarter	Quarter	Quarter

Interest income	$989.5	$916.8	$907.7	$824.2
Interest expense	(832.1)	(747.1)	(765.3)	(794.6)
Provision for credit losses	(246.7)	(152.2)	(210.3)	(440.0)
Rental income on operating leases	506.7	492.4	492.2	474.0
Other income, excluding rental income on operating leases	61.0	168.9	142.7	122.4
Depreciation on operating lease equipment	(294.6)	(280.1)	(284.7)	(285.8)
Other expenses, excluding depreciation on operating lease equipment and goodwill and intangible impairment charges	(520.9)	(329.6)	(334.6)	(188.4)
Goodwill and intangible impairment charges	–	–	(455.1)	(12.7)
(Provision) benefit for income taxes	96.4	(21.2)	206.3	162.9
Minority interest, after tax	(11.0)	0.2	(0.5)	10.1
Income (loss) from discontinued operation	2.0	(2,115.8)	4.4	(57.0)
Preferred stock dividends	(7.5)	(16.7)	(20.1)	(20.4)

Net (loss) income	$(257.2)	$(2,084.4)	$(317.3)	$(205.3)

Net (loss) income per diluted share	$(1.35)	$(7.88)	$(1.11)	$(0.69)
For the year ended December 31, 2007
Interest income	$981.7	$1,065.7	$1,090.6	$1,100.1
Interest expense	(789.9)	(847.7)	(878.6)	(900.8)
Provision for credit losses	(35.9)	(12.6)	(63.9)	(129.4)
Rental income on operating leases	454.1	496.0	511.1	529.7
Other income, excluding rental income on operating leases	317.0	478.3	277.0	504.6
Depreciation on operating lease equipment	(263.6)	(292.3)	(304.7)	(311.7)
Other expenses, excluding depreciation on operating lease equipment and goodwill and intangible impairment charges	(470.6)	(386.6)	(345.7)	(363.2)
Goodwill and intangible impairment charges	–	–	–	(312.7)
(Provision) benefit for income taxes	(18.0)	(154.2)	(76.2)	(52.5)
Minority interest, after tax	(0.1)	(0.2)	(1.1)	(1.7)
Income (loss) from discontinued operation	33.4	(473.4)	(247.3)	(185.7)
Preferred stock dividends	(7.5)	(7.5)	(7.5)	(7.5)

Net (loss) income	$200.6	$(134.5)	$(46.3)	$(130.8)

Net (loss) income per diluted share	$1.01	$(0.69)	$(0.24)	$(0.69)
For the year ended December 31, 2006
Interest income	$733.1	$793.8	$874.1	$923.8
Interest expense	(523.5)	(597.4)	(683.1)	(731.8)
Provision for credit losses	(15.8)	(32.3)	(55.5)	(56.2)
Rental income on operating leases	411.3	425.9	429.9	454.5
Other income, excluding rental income on operating leases	250.2	289.5	310.4	326.4
Depreciation on operating lease equipment	(249.4)	(256.2)	(256.5)	(261.4)
Other expenses, excluding depreciation on operating lease equipment and goodwill and intangible impairment charges	(305.1)	(319.8)	(333.9)	(336.9)
(Provision) benefit for income taxes	(85.3)	(91.3)	(20.0)	(84.2)
Minority interest, after tax	(0.8)	(0.5)	(0.2)	(0.1)
Income (loss) from discontinued operation	22.7	31.8	33.1	32.7
Preferred stock dividends	(7.7)	(7.5)	(7.5)	(7.5)

Net (loss) income	$229.7	$236.0	$290.8	$259.3

Net (loss) income per diluted share	$1.12	$1.16	$1.44	$1.28

Item 8: Financial Statements and Supplementary Data

132 CIT ANNUAL REPORT 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. We believe that this evaluation provides a reasonable basis for our opinion.

Based on the assessment performed, management concluded that as of December 31, 2008 the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 70.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

CIT ANNUAL REPORT 2008 133

PART THREE

Item 10. Directors and Executive Officers of the Registrant

The information called for by Item 10 is incorporated by reference from the information under the caption “Election of Directors” and “Election of Directors — Executive Officers” in our Proxy Statement for our 2009 annual meeting of stockholders.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the information under the caption “Compensation of Directors and Executive Officers” in our Proxy Statement for our 2009 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the information under the caption “Principal Shareholders” in our Proxy Statement for our 2009 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for our 2009 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption “Appointment of Independent Accountants” in our Proxy Statement for our 2009 annual meeting of stockholders.

134 CIT ANNUAL REPORT 2008

PART FOUR

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

1.	The following financial statements of CIT and Subsidiaries:
Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at December 31, 2008 and December 31, 2007. Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006. Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.
Notes to Consolidated Financial Statements
2.	All schedules are omitted because they are not applicable or because the required information appears in the Consolidated Financial Statements or the notes thereto.

(b) Exhibits

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed August 12, 2003).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form 8-K filed January 17, 2008).

3.3	Certificate of Designations relating to the Company’s 6.350% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3 to Form 8-A filed July 29, 2005).

3.4	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed July 29, 2005).

3.5	Certificate of Designations for the Series C Preferred Stock (incorporated by reference to Exhibit 3.5 to Form 8-A filed on April 25, 2008).

3.6	Certificate of Designations for Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 5, 2009).

4.1	Form of Certificate of Common Stock of CIT (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

4.2	Indenture dated as of August 26, 2002 by and among CIT Group Inc., J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.), as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.18 to Form 10-K filed February 26, 2003).

4.3	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (Incorporated by reference to Exhibit 4.4 to Form S-3/A filed October 28, 2004).

4.4	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of subordinated debt securities (Incorporated by reference to Exhibit 4.5 to Form S-3/A filed October 28, 2004).

4.5	Certain instruments defining the rights of holders of CIT’s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

4.6	5-Year Credit Agreement, dated as of October 10, 2003 among J.P. Morgan Securities Inc., a joint lead arranger and bookrunner, Citigroup Global Markets Inc., as joint lead arranger and bookrunner, JP Morgan Chase Bank as administrative agent, Bank of America, N.A. as syndication agent, and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.2 to Form 10-Q filed November 7, 2003).

4.7	5-Year Credit Agreement, dated as of April 14, 2004, among CIT Group Inc., the several banks and financial institutions named therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and bookrunners, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A., as syndication agents and Barclays Bank PLC, as documentation agent (Incorporated by reference to Exhibit 4.3 to Form 10-Q filed May 7, 2004).

4.8	5-Year Credit Agreement, dated as of April 13, 2005, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent (incorporated by reference to Exhibit 4.8 to Form 10-K filed March 1, 2007).

CIT ANNUAL REPORT 2008 135

4.9	5-Year Credit Agreement, dated as of December 6, 2006, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Barclays Capital, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Barclays Bank PLC, as syndication agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents (incorporated by reference to Exhibit 4.9 to Form 10-K filed March 1, 2007).

4.10

Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, N.A. for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form 10-Q filed August 7, 2006).

4.11

Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, N.A. for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.4 to Form 10-Q filed August 7, 2006).

4.12

Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of senior notes (incorporated by reference to Exhibit 4.5 to Form 10-Q filed August 7, 2006).

4.13

First Supplemental Indenture, dated as of January 31, 2007, between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 1, 2007).

4.14

Second Supplemental Indenture, dated as of December 24, 2008, between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 31, 2008).

4.15

Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of subordinated notes (incorporated by reference to Exhibit 4.6 to Form 10-Q filed August 7, 2006).

4.16

Indenture dated as of November 1, 2006, among CIT Group Funding Company of Canada, CIT Group Inc., and The Bank of New York, for the issuance of senior debt securities of CIT Group Funding Company of Canada and the related guarantees of CIT (incorporated by reference to Exhibit 4.8 to Form 10-Q filed November 6, 2006).

4.17	Form of Specimen Stock Certificate for Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 5, 2009).

4.18	Form of Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 5, 2009).

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

10.3*	Employment Agreement for Lawrence A. Marsiello dated as of August 1, 2004 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed November 9, 2004).

10.4*	Revised Amendment to Employment Agreement for Lawrence A. Marsiello dated as of December 6, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-K filed February 29, 2008).

10.5	2004 Extension and Funding Agreement dated September 8, 2004, by and among Dell Financial Services L.P., Dell Credit Company L.L.C., DFS-SPV L.P., DFS-GP, Inc., Dell Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS Inc., CIT Communications Finance Corporation, and CIT Credit Group USA Inc. (Incorporated by reference to Form 8-K filed September 9, 2004).

10.6

Letter Agreement dated December 19, 2007 by and among Dell Inc., CIT Group Inc., Dell Credit Company LLC, Dell DFS Corporation, and CIT DFS, Inc. amending the Amended and Restated Agreement of Limited Partnership of Dell Financial Services L.P. dated September 8, 2004 (incorporated by reference to Exhibit 10.10 to Form 10-K filed February 29, 2008).

10.7

Letter Agreement dated December 19, 2007 by and among Dell Inc., Dell Financial Services L.P., Dell Credit Company LLC, DFS-SPV L.P., DFS-GP, Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group lnc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS, Inc., CIT Communications Finance Corporation, and CIT Credit Group USA, Inc. amending the 2004 Extension and Funding Agreement dated September 8, 2004 (incorporated by reference to Exhibit 10.11 to Form 10-K filed February 29, 2008).

10.8

Purchase and Sale Agreement dated as of December 19, 2007 by and among Dell Inc., Dell International Incorporated, CIT Group Inc., Dell Credit Company LLC, Dell DFS Corporation, CIT DFS, Inc., CIT Financial USA, Inc., Dell Financial Services L.P., DFS-SPV L.P., DFS-GP, Inc., Dell Gen. P. Corp., CIT DCC Inc., CIT Communications Finance Corporation, and CIT Credit Group USA, Inc. (incorporated by reference to Exhibit 10.12 to Form 10-K filed February 29, 2008).

10.9*	Long-Term Equity Compensation Plan (incorporated by reference to Form DEF-14A filed April 23, 2003).

Item 15: Exhibits and Financial Statement Schedules

136 CIT ANNUAL REPORT 2008

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.11	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.12*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 12, 2008).

10.13*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 15, 2006).

10.14*	Employment Agreement, dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed September 5, 2006).

10.15*	Amendment to Employment Agreement, dated December 10, 2007, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 10.23 to Form 10-K filed February 29, 2008).

10.16*	Amendment to Employment Agreement, dated December 31, 2008, between CIT Group Inc. and Jeffrey M. Peek.

10.17*	Forms of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreements (incorporated by reference to Exhibit 10.19 to Form 10-K filed March 1, 2007).

10.18*	Forms of CIT Group Inc. Long-Term Incentive Plan Performance Share Award Agreements (incorporated by reference to Exhibit 10.20 to Form 10-K filed March 1, 2007).

10.19*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.21 to Form 10-K filed March 1, 2007).

10.20*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreements (incorporated by reference to Exhibit 10.22 to Form 10-K filed March 1, 2007).

10.21*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to Form 10-K filed March 1, 2007).

10.22	Forward Equity Commitment dated October 16, 2007 from Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc. to CIT Group Inc. relating to the issuance of common stock in connection with the payment of dividends on certain preferred stock and interest on certain junior subordinated notes (incorporated by reference to Exhibit 10.29 to Form 10-K filed March 1, 2007).

10.23	Amendment No.1 to Forward Equity Commitment Agreement, dated September 29, 2008, from Morgan Stanley & Co. Incorporated and Citigroup Capital Markets Inc. to CIT Group Inc. relating to the issuance of common stock in connection with the payment of dividends on certain preferred stock and interest on certain junior subordinated notes.

10.24*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Retention Award Agreement (incorporated by reference to Exhibit 99.1 to Form 8-K filed January 22, 2008).

10.25*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreement (incorporated by reference to Exhibit 10.24 to Form 10-Q filed May 12, 2008).

10.26*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.25 to Form 10-Q filed May 12, 2008).

10.27*	Form of CIT Group Inc. Long-Term Incentive Plan Performance-Accelerated Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.26 to Form 10-Q filed May 12, 2008).

10.28*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).

10.29*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).

10.30*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.31*	CIT Executive Severance Plan As Amended and Restated Effective as of January 1, 2008 (incorporated by reference to Exhibit 10.30 to Form 10-Q filed May 12, 2008).

10.32*	Amended and Restated Employment Agreement, dated as of May 8, 2008, between CIT Group Inc. and Joseph M. Leone (incorporated by reference to Exhibit 10.31 to Form 10-Q filed May 12, 2008).

10.33*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and Joseph M. Leone.

CIT ANNUAL REPORT 2008 137

10.34*	Employment Agreement, dated June 16, 2008, between CIT Group Inc. and Alexander T. Mason (incorporated by reference to Exhibit 10.33 to Form 10-Q filed November 10, 2008).

10.35*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel.

10.36*	Extension of Term of Employment Agreement, dated as of November 24, 2008, between CIT Group Inc. and C. Jeffrey Knittel.

10.37*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel.

10.38	Confirmation; Credit Support Annex and ISDA Schedule, each dated June 6, 2008 and between CIT Financial Ltd. and Goldman Sachs International evidencing a $3 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed November 10, 2008).

10.39	Letter Agreement, dated December 23, 2008, between CIT Group Inc. and the United States Department of the Treasury, and the Securities Purchase Agreement – Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 24, 2008).

10.40	Registration Rights Agreement, dated as of December 24, 2008, between CIT Group Inc., and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 31, 2008).

12.1	CIT Group Inc. and Subsidiaries Computation of Earnings to Fixed Charges.

21.1	Subsidiaries of CIT.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Certification of Jeffrey M. Peek pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Leone pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

Item 15: Exhibits and Financial Statement Schedules

138 CIT ANNUAL REPORT 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIT GROUP INC.

March 2, 2009	By: /s/ Jeffrey M. Peek

Jeffrey M. Peek
Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 2, 2009 in the capacities indicated below.

NAME	NAME

/s/ Jeffrey M. Peek	John R. Ryan*

Jeffrey M. Peek	John R. Ryan
Chairman and Chief Executive	Director
Officer and Director

Gary C. Butler*	Seymour Sternberg*

Gary C. Butler	Seymour Sternberg
Director	Director

Peter J. Tobin*

William Freeman	Peter J. Tobin
Director	Director

Susan Lyne*	Lois M. Van Deusen*

Susan Lyne	Lois M. Van Deusen
Director	Director

James S. McDonald*	/s/ Joseph M. Leone

James S. McDonald	Joseph M. Leone Vice Chairman and Chief Financial Officer
Director

Marianne Miller Parrs*	*By: /s/ Robert J. Ingato

Marianne Miller Parrs	Robert J. Ingato
Director	Executive Vice President, General
Counsel
Timothy M. Ring*	and Secretary

Timothy M. Ring
Director

*	Original powers of attorney authorizing Jeffrey M. Peek, Robert J. Ingato, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.

CIT ANNUAL REPORT 2008 139

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