Form 10-Q
period 2009-03-31
CIT GROUP INC
filed 2009-05-11
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d)	or	| |	Transition Report Pursuant to Section 13 or 15(d)
	of the Securities Exchange Act of 1934			of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

Commission File Number: 001-31369

CIT GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware	65-1051192
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

505 Fifth Avenue, New York, New York	10017
(Address of Registrant’s principal executive offices)	(Zip Code)

(212) 771-0505
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |_|.

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Yes |_| No |X|

As of April 30, 2009 there were 388,899,675 shares of the registrant’s common stock outstanding.

CONTENTS

Table of Contents     1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except share data)

	March 31,	December 31,
	2009	2008

Assets
Cash and due from banks	$239.8	$592.5
Deposits with banks, including restricted balances of $1,463.4 and $2,102.5	5,751.5	7,773.3
Trading assets at fair value – derivatives	180.3	139.4
Investments – retained interests in securitizations	192.0	229.4
Assets held for sale	188.9	156.1
Loans including receivables pledged of $23,371.0 and $24,273.9	50,859.1	53,126.6
Allowance for loan losses	(1,316.3)	(1,096.2)

Total loans, net of allowance for loan losses	49,542.8	52,030.4
Operating lease equipment, net including assets pledged of $3,887.7 and $3,623.7	13,175.2	12,706.4
Derivative counterparty receivables at fair value	1,173.7	1,489.5
Goodwill and intangible assets, net	694.7	698.6
Other assets	4,518.1	4,589.1
Assets of discontinued operation	–	44.2

Total Assets	$75,657.0	$80,448.9

Liabilities
Deposits	$3,024.9	$2,626.8
Trading liabilities at fair value – derivatives	160.8	127.4
Credit balances of factoring clients	2,702.3	3,049.9
Derivative counterparty payables at fair value	309.5	433.7
Other liabilities	2,509.2	2,291.3
Long-term borrowings, including $17,110.3 due within twelve months	59,481.9	63,750.7

Total Liabilities	68,188.6	72,279.8

Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized
Issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	350.0
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	150.0
Series C 11,500,000 with a liquidation preference of $50 per share	575.0	575.0
Series D 2,330,000 with a liquidation preference of $1,000 per share	2,059.3	1,911.3
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 395,105,390 and 395,068,272	3.9	3.9
Outstanding: 388,892,821 and 388,740,428
Paid-in capital, net of deferred compensation of $38.2 and $40.3	11,045.8	11,469.6
Accumulated deficit	(6,217.2)	(5,814.0)
Accumulated other comprehensive loss	(232.9)	(205.6)
Less: treasury stock, 6,212,569 and 6,327,844 shares, at cost	(310.3)	(315.9)

Total Common Stockholders’ Equity	4,289.3	5,138.0

Total Stockholders’ Equity	7,423.6	8,124.3
Noncontrolling interests	44.8	44.8

Total Equity	7,468.4	8,169.1

Total Liabilities and Equity	$75,657.0	$80,448.9

See Notes to Consolidated Financial Statements.

2      CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (dollars in millions – except per share data)

	Quarters Ended March 31,

	2009	2008

Interest Income
Interest and fees on loans	$628.6	$941.8
Interest and dividends on investments	11.0	47.7

Interest income	639.6	989.5

Interest Expense
Interest on deposits	(24.4)	(30.1)
Interest on short-term borrowings	–	(36.9)
Interest on long-term borrowings	(632.7)	(765.1)

Interest expense	(657.1)	(832.1)

Net interest revenue	(17.5)	157.4
Provision for credit losses	(535.4)	(246.7)

Net interest revenue, after credit provision	(552.9)	(89.3)

Other income
Rental income on operating leases	475.2	506.7
Other	188.0	61.0

Total other income	663.2	567.7

Total net revenue, net of interest expense and credit provision	110.3	478.4

Other expenses
Depreciation on operating lease equipment	(282.0)	(294.6)
Other	(162.6)	(520.9)

Total other expenses	(444.6)	(815.5)

Loss from continuing operations before income taxes	(354.3)	(337.1)
(Provision) benefit for income taxes	(8.0)	96.4

Loss from continuing operations	(342.3)	(240.7)

Discontinued Operation
Loss from discontinued operation before income taxes	–	(195.8)
Benefit for income taxes	–	197.8

Income from discontinued operation	–	2.0

Loss before preferred stock dividends	(342.3)	(238.7)
Preferred stock dividends	(60.4)	(7.5)

Net loss before attribution of noncontrolling interests	(402.7)	(246.2)
Loss attributable to noncontrolling interests, after tax	(0.5)	(11.0)

Net loss attributable to common stockholders	$(403.2)	$(257.2)

Basic and Diluted Earnings Per Common Share data
Loss from continuing operations	$(1.04)	$(1.36)
Income from discontinued operation	–	0.01

Net loss attributable to common stockholders	$(1.04)	$(1.35)

Average number of shares – basic and diluted (thousands)	388,940	191,091
Cash dividends per common share	$0.02	$0.25

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial Statements     3

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited) (dollars in millions)

					Accumulated Other Comprehensive Income / (Loss)
				Accumulated (Deficit) / Earnings			Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity
	Preferred Stock	Common Stock	Paid-in Capital			Treasury Stock

December 31, 2008	$2,986.3	$3.9	$11,469.6	$(5,814.0)	$(205.6)	$(315.9)	$44.8	$8,169.1
Adoption of EITF 07-5 and designation of TARP warrant as a liability effective January 1, 2009	136.8		(418.7)					(281.9)

Net loss before preferred
stock dividends				(342.8)			0.5	(342.3)
Foreign currency
translation adjustments					(37.4)			(37.4)
Change in fair values of
derivatives qualifying as
cash flow hedges					45.7			45.7
Unrealized loss on
available for sale equity
and securitization
investments, net					(36.6)			(36.6)
Minimum pension
liability adjustment					1.0			1.0

Total comprehensive loss								(369.6)

Cash dividends – common			(3.2)					(3.2)
Cash dividends – preferred				(49.2)				(49.2)
Distribution of earnings							(0.5)	(0.5)
Restricted stock expense			3.1					3.1
Stock option expense			4.2					4.2
Amortization of discount on
preferred stock – Series D	11.2			(11.2)				–
Employee stock purchase
plan participation, other			(9.2)			5.6		(3.6)

March 31, 2009	$3,134.3	$3.9	$11,045.8	$(6,217.2)	$(232.9)	$(310.3)	$44.8	$7,468.4

See Notes to Consolidated Financial Statements.

4     CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
Quarters Ended March 31, (dollars in millions)

	2009	2008

Cash Flows From Operations
Net (loss) before preferred stock dividends	$(342.8)	$(249.7)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation, amortization and accretion	375.1	334.8
Gains on equipment, receivable and investment sales	(18.5)	(56.9)
Warrant fair value adjustment	(95.8)	–
Valuation allowance for loans held for sale	–	140.5
(Gain) loss on debt and debt-related derivative extinguishments	(139.4)	148.1
Provision for credit losses	535.4	246.7
(Benefit) provision for deferred income taxes	0.9	(351.8)
(Increase) decrease in loans held for sale	(1.3)	40.6
Decrease in other assets	689.1	79.6
(Decrease) in accrued liabilities and payables	(901.6)	(322.9)
Provision for credit losses – discontinued operation	–	217.8

Net cash flows provided by operations	101.1	226.8

Cash Flows From Investing Activities
Finance receivables extended and purchased	(7,070.8)	(17,002.0)
Principal collections of finance receivables and investments	8,801.4	13,972.9
Proceeds from asset and receivable sales	329.2	627.9
Purchases of assets to be leased and other equipment	(683.0)	(660.4)
Net (increase) decrease in short-term factoring receivables	232.9	(634.6)
Net proceeds from sale of discontinued operation	44.2	–

Net cash flows provided by (used for) investing activities	1,653.9	(3,696.2)

Cash Flows From Financing Activities
Net (decrease) in commercial paper	–	(1,483.9)
Proceeds from the issuance of term debt	1,847.5	10,539.5
Repayments of term debt	(5,630.9)	(2,540.2)
Net increase (decrease) in deposits	398.1	(339.3)
Net repayments of non-recourse leveraged lease debt	(15.3)	(4.3)
Collection of security deposits and maintenance funds	108.3	754.4
Repayment of security deposits and maintenance funds	(99.6)	(677.7)
Treasury stock issuances	–	31.2
Cash dividends paid	(42.1)	(55.7)
Other	(56.4)	(21.1)

Net cash flows (used for) provided by financing activities	(3,490.4)	6,202.9

Net (decrease) increase in cash and cash equivalents	(1,735.4)	2,733.5
Unrestricted cash and cash equivalents, beginning of period	6,263.3	6,313.1

Unrestricted cash and cash equivalents, end of period	$4,527.9	$9,046.6

Supplementary Cash Flow Disclosure
Interest paid	582.7	$805.2
Federal, foreign, state and local income taxes (refunded) paid, net	$(15.4)	$1.0

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial Statements     5

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

These financial statements, which have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CIT’s financial position, results of operations and cash flows in accordance with GAAP.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

Effective January 1, 2009 the Company prospectively adopted EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” Upon adoption of the standard, management determined that the warrant issued to the U.S. Treasury in conjunction with the TARP program no longer qualified as equity and should be accounted for as a derivative liability in accordance with provisions set forth in Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives” (SFAS 133). As a result, the Company classified $281.9 million of amounts recorded in Paid-in Capital at January 1, 2009 to Other liabilities. The Net loss attributable to common shareholders for the quarter ended March 31, 2009 reflects $95.8 million in other income for the reduction in the fair value of the warrant liability corresponding primarily to the reduction in the Company’s own stock price during the quarter. In accordance with SFAS 133, the warrant liability will continue to be marked to market through current period earnings until shareholder approval for the issuance of common stock, related to the potential exercise of the warrant by the Treasury, is obtained, at which time the liability will be reclassified and treated as permanent equity. Shareholder approval is expected on May 12, 2009.

Funding & Liquidity

The Company’s business has been historically dependent upon access to the debt capital markets for liquidity and efficient funding, including the ability to issue unsecured term debt. The disruptions in the credit markets that began in 2007 and resulted in CIT’s withdrawal from the unsecured debt markets and application to become a bank holding company (BHC) at the end of 2008 have continued into 2009. During 2007 and 2008, the Company was able to meet its debt obligations by procuring new funding sources (principally secured) and disposing of non-core consumer businesses (principally home lending) while reducing reinvestment of principal collections from customers. During the first quarter of 2009, the Company further curtailed new business originations and reduced its loan and lease portfolio to maintain adequate liquidity.

The Company’s capacity to originate new business and its ability to improve profitability depends upon access to cost efficient funding. The Company’s Bank strategy, which was commenced prior to becoming a BHC, is designed to broaden funding sources. The BHC strategy contemplates asset transfers into the Bank via Section 23A waivers and participation in the FDIC’s Temporary Liquidity Guarantee Program (TLGP) and expanding deposit issuance, both through existing and new channels. Both of these potential funding actions would serve as a bridge to a broader deposit funding model.

In 2008, CIT applied to the Federal Reserve for approval to transfer up to $30 billion of assets from certain non-bank affiliates to CIT Bank. Based on subsequent discussions with the Federal Reserve, the Company does not anticipate receiving approval to transfer more than $20 billion of assets to CIT Bank. In April 2009, the Federal Reserve granted the Company a waiver under Section 23A and CIT transferred $5.7 billion of government guaranteed student loans to CIT Bank, which assumed $3.5 billion in debt and paid $1.6 billion in cash to CIT. The Company continues to engage in discussions with the Federal Reserve and the FDIC regarding additional transfers under Section 23A.

On January 12, 2009, CIT applied for approval to participate in the FDIC’s TLGP. Participation in this program would enable CIT to issue government-guaranteed debt, which would enhance liquidity, reduce funding costs and support business growth. Under the formula applied to banks that were eligible for TLGP on October 13, 2008, CIT would have been eligible to issue up to $10 billion of guaranteed debt upon FDIC approval. However, since CIT was not eligible for TLGP on October 13, 2008, participation in TLGP and the amount to be guaranteed, if any, is discretionary and subject to FDIC approvals. There can be no assurance that CIT will be approved to issue guaranteed debt, or, if approved, that the amount of debt CIT is allowed to issue will not be significantly less than the amount of guaranteed debt for which it originally applied. Our application for participation in TLGP remains outstanding

6     CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and we continue to be in active dialogue with the applicable Federal regulators. While efforts continue to obtain approval, the Company has intensified its efforts to source alternate financing including acceleration of 23A asset transfers.

If the Company continues to experience delays in obtaining these approvals, or if it is approved for amounts substantially lower than requested, or if CIT’s application for either TLGP or additional 23A waivers are denied, CIT will need to further reduce origination volume, increase asset sales and consider sales of businesses until market conditions improve and alternative funding can be obtained.

Estimated funding needs for the twelve months ended March 31, 2010, approximate $10 billion including unsecured debt and bank line maturities and firm equipment purchase commitments but excluding non-recourse secured borrowings (which are generally repaid in tandem with underlying receivable maturities) and draw down under customer lines of credit. Estimated sources of committed liquidity for the same period total $6.4 billion (which excludes any consideration of additional 23A or TLGP commitments). As the existing committed liquidity is less than the twelve month funding requirements, the Company is executing a funding plan through which it can raise additional liquidity, with or without approvals for additional 23A waivers and/or TLGP participation. This plan involves a combination of portfolio reduction strategies and additional secured financings.

The portfolio reduction strategies contemplate approximately $2 billion to $4 billion of net portfolio run-off and approximately $1 billion to $3 billion of asset sales, which, due to current market conditions, may be sold at a discount and may take time to complete. Additionally, portfolio inflows are also expected over the next twelve months, a portion of which is matched against amortizing secured debt. The remaining free portfolio cash flow will be retained to meet funding requirements or redeployed into new business originations based on our liquidity forecast. Current asset sales are being evaluated based on price discovery, strategic importance and other considerations. We will also consider business platform sales if necessary.

Principal variables to the Company’s base funding plan, which is based on management estimates regarding future events, include commitment draws by CIT’s customers in excess of plan (related to approximately $5.3 billion of outstanding loan commitments), inability to issue new secured borrowings, reduced asset sales, lower collections from CIT’s borrowers and mark-to-market calls on certain secured borrowing facilities.

There are no assurances these actions, if taken, will provide CIT with sufficient liquidity to meet its funding obligations. Management’s failure to successfully implement its liquidity and capital enhancement measures would have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity, and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP effective April 1, 2009 and apply its provisions prospectively.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes existing guidance for determining whether an impairment is other than temporary to debt securities; and replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP effective April 1, 2009 and apply its provisions prospectively.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also requires those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP effective April 1, 2009 and apply its provisions prospectively.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends the guidance in FASB Statement No. 141 (Revised December 2007), Business Combinations, to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if it can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5 and FASB Interpretation (FIN) No. 14. The FASB also removed the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141R, and carries forward the guidance in FASB Statement No. 141. This FSP is effective for business combinations on or after December 15, 2008. The Company did not have any business combinations during the three months ended March 31, 2009 and thus the adoption of this FSP did not have a significant effect on the Company’s financial statements. Additionally, there were no changes in the Company’s previously acquired deferred tax assets or uncertain tax positions.

Item 1: Consolidated Financial Statements      7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – FINANCE RECEIVABLES

The following tables present finance receivables for each segment based on obligor location.

At or for the Quarters Ended, (dollars in millions)

	March 31, 2009			December 31, 2008

	Domestic	Foreign	Total	Domestic	Foreign	Total

Corporate Finance	$16,644.7	$3,381.2	$20,025.9	$17,201.3	$3,567.5	$20,768.8
Transportation Finance	2,064.4	471.6	2,536.0	2,146.1	501.5	2,647.6
Trade Finance	4,890.1	542.1	5,432.2	5,329.0	709.0	6,038.0
Vendor Finance	6,178.3	4,555.9	10,734.2	6,363.8	4,835.8	11,199.6
Consumer	12,096.3	34.5	12,130.8	12,472.6	–	12,472.6

Total	$41,873.8	$8,985.3	$50,859.1	$43,512.8	$9,613.8	$53,126.6

The following table contains information on finance receivables evaluated for impairment and the related reserve for credit losses. Excluded from impaired finance receivables are: 1) certain individual commercial non-accrual finance receivables for which the collateral value supports the outstanding balance and the continuation of earning status, 2) small ticket leasing and other homogeneous pools of loans, which are subject to automatic charge-off procedures, and 3) short-term factoring customer finance receivables, generally having terms up to 30 days. Non-performing consumer balances totaled $190.9 million and $194.1 million at March 31, 2009 and December 31, 2008.

At or for the Quarters Ended, (dollars in millions)

	March 31, 2009	December 31, 2008

Finance receivables considered
for impairment	$1,520.5	$1,035.1
Impaired finance receivables with
specific allowance(1)	$1,088.3	$803.3
Allowance(1)	$447.3	$334.4
Impaired finance receivables with
no specific allowance(2)	$432.2	$231.8
Average investment in impaired
finance receivables for the quarters	$1,277.8	$874.3

(1)	Impaired finance receivables are those loans whose estimated fair value is less than the current recorded value. The allowance is the difference between these two amounts.

(2)	In these cases, the expected proceeds from collateral liquidation and cash flow sources are sufficient to recover the receivable balances.

NOTE 3 – RESERVE FOR CREDIT LOSSES

The following table presents changes in the reserve for credit losses for continuing operations

At or for the Quarters Ended March 31, (dollars in millions)

	2009	2008

Balance, beginning of period	$1,096.2	$574.3

Provision for credit losses	535.4	246.7
Reserve changes relating to foreign currency translation, acquisitions, other(1)	(2.3)	(8.1)

Net additions to the reserve for credit losses	533.1	238.6

Charged-off – finance receivables	(327.1)	(112.8)
Recoveries of amounts previously charged-off	14.1	14.7

Net credit losses	(313.0)	(98.1)

Balance, end of period	$1,316.3	$714.8

Reserve for credit losses as a percentage of finance receivables	2.59%	1.30%
Reserve for credit losses (excluding specific reserves) as a percentage of finance receivables, excluding
guaranteed student loans(2)	1.90%	1.28%

(1)	Amounts primarily reflect foreign currency translation adjustments.

(2)	Loans guaranteed by the U.S. government are excluded from the calculation.

8     CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill and intangible assets, net balances by segment:

Goodwill and Intangible Assets (dollars in millions)

	Corporate Finance	Trade Finance	Vendor Finance	Total

Goodwill
Balance at December 31, 2008	$297.4	$270.7	$–	$568.1
Acquisitions, other	(1.2)	0.3	–	(0.9)

Balance at March 31, 2009	$296.2	$271.0	$–	$567.2

Intangible Assets
Balance at December 31, 2008	$22.5	$95.7	$12.3	$130.5
Acquisitions, other	–	(0.2)	–	(0.2)
Amortization	(0.7)	(1.7)	(0.4)	(2.8)

Balance at March 31, 2009	$21.8	$93.8	$11.9	$127.5

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

The Company performed goodwill impairment testing at March 31, 2009, taking into account the diminished earnings performance, particularly in the Corporate Finance segment, coupled with the fact that the Company’s common stock has continued to trade below book value per share throughout the first quarter of 2009.

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

The second step (“Step 2”) involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the calculation of the amount of goodwill in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify potential impairment, in accordance with SFAS 142, the estimated fair values of the two remaining reporting units with goodwill, Corporate Finance and Trade Finance, were developed using an internally prepared discounted cash flow analysis (DCFA) utilizing observable market data to the extent available. The discount rates utilized in both the Company’s year-end 2008, and first quarter 2009 DCFA for these two segments were approximately 16% for Corporate Finance and 13% for Trade Finance, leverage was 9.4% for Corporate Finance and 10.5% for Trade Finance, reflecting market based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of individual segments. The terminal growth rate used in our analysis for both segments was 5%, in line with historical GDP growth. Forward earnings projections used in the analysis are in line with those utilized by senior management in the conduct of the Company’s operations and presented to the Board in connection with our strategic planning process. Management performed a reasonableness test on the fair values assumed for the reporting units by reconciling the estimated fair value of the reporting units to the market capitalization of the Company.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result, management performed the second step (“Step 2”) to quantify the goodwill impairment, if any, for the Corporate Finance segment in accordance with SFAS 142. In this step, the estimated fair value for the segment was allocated to its respective assets and liabilities in order to determine an implied value of goodwill, in a manner similar to the calculations performed in accounting for a business combination. For the purpose of performing this step, management valued the segment’s finance receivable assets and related debt liability, and reviewed other material asset and liability accounts at March 31, 2009. Assets were valued by classifying the segment’s receivable portfolio in accordance with credit quality, and then applying an estimated discount calculated using observable market data to the extent available. The finance receivable discount derived as of March 31, 2009 was approximately 29%. Debt was valued by applying estimated market secured and unsecured cost of funds, using observable market data to the extent available. Management applied this estimated debt discount using a blended funding model equal to the segment’s actual secured and unsecured funding mix. The debt discount derived was approximately 15% at March 31, 2009. For the Corporate Finance segment, the second step analysis indicated that the fair value shortfall was attributable to tangible assets (primarily finance receivables), rather than the goodwill (franchise value) of the segment. Therefore, no impairment charge was required for the Corporate Finance segment goodwill at March 31, 2009. No previously unrecognized intangible assets were identified as a result of this analysis.

SFAS 142 requires that this allocation process is to be performed only for purposes of measuring goodwill impairment, and not to adjust recognized, tangible assets or liabilities. Accordingly, no impairment charge related to or adjustment to the book basis of any finance receivables, other tangible assets, or liabilities was recorded as a result of this process.

Management also updated its impairment review of other intangible assets in the first quarter in accordance with SFAS 144 and no impairment was identified. Other intangible assets, net, are comprised primarily of acquired customer relationships, and are amortized over their corresponding lives ranging from five to twenty years in relation to the related cash flows, where applicable. Amortization expense totaled $2.8 million and $4.9 million for the quarters ended March 31, 2009 and 2008. Accumulated amortization totaled $92.9 million at March 31, 2009 and $76.1 million at March 31, 2008. Projected amortization for the years ended December 31, 2009 through December 31, 2013 is approximately $9.3 million, $12.2 million, $12.1 million, $12.1 million and $11.4 million, respectively.

NOTE 5 – DEBT

	March 31,	December 31,
Long-term Debt	2009	2008

Bank credit facilities	$5,200.0	$5,200.0
Secured borrowings	18,561.0	19,084.4
Senior unsecured notes – variable	9,065.8	12,754.4
Senior unsecured notes – fixed	24,556.2	24,613.0
Junior subordinated notes and
convertible equity units	2,098.9	2,098.9

Total debt	$59,481.9	$63,750.7

On April 24, 2009, Moody’s Investor Service, Standard & Poor’s Ratings Service, Fitch Ratings, and DBRS each announced that it had downgraded the senior unsecured debt rating of CIT Group Inc. These downgrades could result in additional liquidity needs including the termination, at the option of the counterparties, of certain derivative contracts, and the Export Credit Agencies funding facility.

The following table includes information relating to the bank line facilities drawn in March 2008.

Bank Lines Drawn (dollars in millions)

			Total
	Original	# of	Facility
Maturity Date	Term	Banks	Amount

April 14, 2009*	5 Year	33	$2,100
April 13, 2010	5 Year	27	2,100
December 6, 2011	5 Year	35	1,000

			$5,200

*	Repaid at maturity

Interest on each of these facilities is based on a credit ratings grid, with the interest rate measured as a spread in basis points over LIBOR, increasing if the Company’s credit ratings decrease. Subsequent to the repayment on April 14 and recent credit downgrades, the total weighted average interest rate approximates LIBOR plus 74 basis points. At the lowest credit rating, the weighted average rate would not exceed LIBOR plus 74 bps. The individual low and high rates, depending on the

10     CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s credit ratings, are LIBOR plus 45 bps and LIBOR plus 88 bps, respectively. The maturities of these facilities reflect the date upon which the Company must repay the outstanding balance, with no option to extend the term for repayment.

The following table summarizes all secured borrowings by type of collateral for continuing operations.

Secured Borrowing and Pledged Asset Summary (dollars in millions)

	March 31, 2009		December 31, 2008

	Secured Borrowing	Assets Pledged	Secured Borrowing	Assets Pledged

Consumer (student lending)	$8,920.1	$10,683.0	$9,326.2	$10,410.0
Trade Finance (factoring receivable)(1)	1,041.8	3,353.4	1,043.7	4,642.9
Corporate Finance(2)	2,432.2	3,710.5	2,539.8	3,785.6
Corporate Finance(3)	548.4	630.9	603.8	694.1
Corporate Finance (small business lending)	141.6	251.5	140.1	253.9
Corporate Finance (energy project finance)	244.9	244.9	244.9	244.9
Corporate Finance(4)	218.7	282.0	79.5	103.2
Vendor Finance (acquisition financing)	425.5	679.8	592.5	878.6
Vendor Finance(5)	1,819.6	3,186.7	2,107.1	2,946.7
Shared facility (Corporate Finance/Vendor Finance)	263.3	348.3	218.3	314.0

Subtotal – Finance Receivables	16,056.1	23,371.0	16,895.9	24,273.9
Transportation Finance – Aero(2)(7)	607.4	1,352.7	617.3	1,461.5
Transportation Finance – Rail(7)	997.4	1,462.1	1,026.1	1,514.0
Transportation Finance – ECA(6)(7)	900.1	1,072.9	545.1	648.2

Total	$18,561.0	$27,258.7	$19,084.4	$27,897.6

(1)	Excludes credit balances of factoring clients.

(2)	Includes advances associated with the Goldman Sachs International (GSI) facility.

(3)	Includes financing executed via total return swaps under which CIT retains control of and risk associated with the pledged assets.

(4)	Includes advances associated with the Wells Fargo facility.

(5)	Includes the repurchase of assets previously securitized off-balance sheet and the associated secured debt.

(6)	Secured aircraft financing facility for the purchase of specified Airbus aircraft under operating leases.

(7)	Reflects borrowings against equipment under operating lease

The assets related to the above secured borrowings are owned by special purpose entities that are consolidated in the CIT financial statements, and the creditors of these special purpose entities have received ownership and/or security interests in the assets. These special purpose entities are intended to be bankruptcy remote so that such assets are not available to the creditors of CIT (or any affiliates of CIT) that sold assets to the respective special purpose entities. The transactions do not meet the SFAS 140 requirements for sales treatment and are, therefore, recorded as secured borrowings in the Company’s financial statements.

Senior Unsecured Notes Summary (dollars in millions)

	March 31, 2009			December 31, 2008

	CIT Group Inc.	Subsidiaries	Total	Total

Variable – Rate	$8,963.6	$102.2	$9,065.8	$12,754.4
Fixed – Rate	21,345.7	3,210.5	24,556.2	24,613.0

Total senior unsecured notes	$30,309.3	$3,312.7	$33,622.0	$37,367.4

Item 1: Consolidated Financial Statements     11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

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

Major portfolio hedge strategies include: (1) Interest rate risk management to match fund asset portfolio growth. Interest rate swaps, whereby CIT pays a fixed interest rate and receives a variable interest rate, are utilized to hedge cash flows relating to specific variable-rate debt instruments. These transactions are classified as cash flow hedges and effectively convert variable-rate debt to fixed-rate debt. Interest rate swaps, whereby CIT pays a variable interest rate and receives a fixed interest rate, are utilized to hedge specific fixed-rate debt. These transactions are classified as fair value hedges and effectively convert fixed-rate debt to a variable-rate debt. (2) Currency risk management to hedge foreign funding sources. Cross-currency swaps, whereby CIT pays U.S. dollars and receives various foreign currencies, are utilized to effectively convert foreign-denominated debt to U.S. dollar debt. These transactions are classified as either foreign currency cash flow or foreign currency fair value hedges. (3) Currency risk management to hedge investments in foreign operations. Cross-currency swaps and foreign currency forward contracts, whereby CIT pays various foreign currencies and receives U.S. dollars, are utilized to effectively convert U.S. dollar denominated debt to foreign currency denominated debt. These transactions are classified as foreign currency net investment hedges, or foreign currency cash flow hedges, with resulting gains and losses reflected in accumulated other comprehensive income as a separate component of equity.

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

The fair value of derivative financial instruments is set forth below:

Fair Value of Derivative Financial Instruments (dollars in millions)

	Assets		Liabilities
At March 31, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cross currency swaps	Derivative counterparty receivables	$392.0	Derivative counterparty payables	$(111.9)
Interest rate swaps	Derivative counterparty receivables	537.7	Derivative counterparty payables	(170.8)
Foreign currency forward exchange contracts	Derivative counterparty receivables	244.0	Derivative counterparty payables	(26.8)

Derivatives qualifying as SFAS 133 hedges		1,173.7		(309.5)

Cross currency swaps	Trading assets - derivatives	20.7	Trading liabilities - derivatives	(2.1)
Interest rate swaps	Trading assets - derivatives	117.4	Trading liabilities - derivatives	(135.0)
Foreign currency forward exchange contracts	Trading assets - derivatives	42.2	Trading liabilities - derivatives	(23.7)
Warrant(1)		–	Other liabilities	(186.1)

Non-qualifying derivatives		180.3		(346.9)

Total		$1,354.0		$(656.4)

(1)	Represents estimated fair value of a warrant issued to the U.S. Treasury in conjunction with TARP program. See Note 1 for additional information.

During the quarter ended March 31, 2009 the Company did not recognize any gain or loss for derivatives qualifying as hedges of future cash flows, as these derivatives were fully effective.

The following table presents the effect of derivative instruments not designated as hedging instruments under SFAS 133 on the statement of income.

Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain / (Loss) Recognized in Statement of Income	Gain / (Loss)

Cross currency swaps	Other income (expense)	$(8.7)
Interest rate swaps	Other income (expense)	1.4
Foreign currency forward exchange contracts	Other income (expense)	5.7
Warrants	Other income (expense)	95.8

Derivatives not qualifying as SFAS 133 hedges		$94.2

Item 1: Consolidated Financial Statements     13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information regarding qualifying SFAS 133 hedges, specifically the notional principal value of interest rate swaps by class and the corresponding hedged positions.

Interest Rate Swaps (dollars in millions)

March 31, 2009 Notional	December 31, 2008 Notional
			Hedge Classification
		Hedged Item

Variable rate to fixed rate swaps(1)
$3,886.8	$4,975.1	Cash flow variability associated with specific variable-rate debt	Cash flow

Fixed rate to variable rate swaps(2)
$9,165.1	$9,778.1	Specific fixed rate debt	Fair value

(1)	CIT pays a fixed rate of interest and receives a variable rate of interest. These swaps hedge the cash flow variability associated with specific variable rate debt.

(2)	CIT pays a variable rate of interest and receives a fixed rate of interest. These swaps hedge specific fixed rate debt instruments.

The following table presents the notional principal amounts of cross-currency swaps by class and the corresponding hedged positions.

Cross-Currency Swaps (dollars in millions)

March 31, 2009	December 31, 2008
		Hedged Item	Hedge Classification

$3,969.5	$4,138.1	Foreign denominated debt	Foreign currency fair value
1,222.7	164.4	Foreign currency equity investments in subsidiaries	Foreign currency net investment
63.8	63.8	Foreign denominated fixed-rate debt	Foreign currency cash flow
3.2	3.4	Foreign currency loans to subsidiaries	Foreign currency cash flow

$5,259.2	$4,369.7

CIT sells various foreign currencies forward. These contracts are designated as either cash flow hedges of specific foreign denominated intercompany receivables or as net investment hedges of foreign denominated investments in subsidiaries. During the first quarter of 2009, approximately $1 billion notional principal amount of foreign currency forward exchange contracts hedging ‘Foreign currency equity investments in subsidiaries’ matured. We replaced these forward contracts with cross-currency contracts.

The following table presents the notional principal amounts of foreign currency forward exchange contracts and the corresponding hedged positions.

Foreign Currency Forward Exchange Contracts (dollars in millions)

March 31, 2009	December 31, 2008
		Hedged Item	Hedge Classification

$326.8	$521.0	Foreign currency loans to subsidiaries	Foreign currency cash flow
2,439.8	3,584.3	Foreign currency equity investments in subsidiaries	Foreign currency net investment

$2,766.6	$4,105.3

14     CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table that follows summarizes the nature and notional amount of economic hedges that do not qualify for hedge accounting under SFAS 133.

Non-hedge Accounting Derivatives (dollars in millions)

March 31, 2009 Notional	December 31, 2008 Notional

		Type of Swaps/ Caps

$9,243.5	$9,731.1	US dollar interest rate swaps
5,542.2	5,713.2	Interest rate caps
159.1	408.7	Cross-currency swaps
200.4	220.7	Foreign currency interest rate swaps
–	39.0	Credit default swaps
1,084.9	940.0	Foreign exchange forward contracts
349.5	—	Warrant(1)

$16,579.6	$17,052.7	Non-Hedge Accounting Derivatives

(1)	Represents 88.7 million shares at a strike price of $3.94 per common share issued to the U.S. Treasury in conjunction with TARP. See Note 1 for additional information.

U.S. interest rate swap contracts in the table above relate to the following: (1) $2.3 billion at March 31, 2009 and December 31, 2008 in notional amount of interest rate swaps related to customer derivative programs, (2) $3.9 billion in basis swaps executed in conjunction with secured borrowings collateralized by student loans, (3) $1.7 billion in U.S. Dollar interest rate swaps (approximately $1.1 billion of float to fixed and $0.6 billion of offsetting fixed to float) related to an on-balance sheet Vendor Finance securitization transaction, (4) $0.9 billion in interest rate swaps relating to aerospace securitizations and (5) $0.5 billion of U.S. dollar interest rate swaps formerly hedging the commercial paper program and certain fixed rate debt, for which hedge accounting was discontinued in the first quarter of 2008. CIT has also entered into interest rate caps in connection with its customer derivative program, which totaled $3.5 billion at March 31, 2009 and $4.0 billion at December 31, 2008. The notional amounts of derivatives related to the customer program include both derivative transactions with CIT customers, as well as offsetting transactions with third parties with like notional amounts and terms.

CIT also has certain cross-currency swaps, certain U.S. and Canadian dollar interest rate swaps, and interest rate caps that are economic hedges of certain interest rate and foreign currency exposures. Further, the securities based borrowing facility with GSI is structured and documented as a total return swap (TRS). The amount available for advances under the TRS is accounted for as a derivative financial instrument; to the extent amounts have been advanced to the Company, the TRS notional is not accounted for as a derivative financial instrument because to do so would double count the risks and rewards of owning the underlying encumbered assets. At March 31, 2009, the estimated fair value of the contract in a hypothetical transfer is not significant.

In addition to the amounts in the preceding table, CIT had $623.2 million and $744.0 million in notional amount of interest rate swaps outstanding with securitization trusts at March 31, 2009 and December 31, 2008 to insulate the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $623.2 million and $744.0 million in notional amount at March 31, 2009 and December 31, 2008 to insulate the Company from the related interest rate risk.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As presented in the Consolidated Statement of Stockholders’ Equity, the total comprehensive loss before preferred dividends for the quarter ended March 31, 2009 was $369.6 million, versus $291.7 million the prior year quarter. The following table details the components of accumulated other comprehensive income, net of tax.

Item 1: Consolidated Financial Statements     15

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (dollars in millions)

	March 31, 2009	December 31, 2008

Foreign currency translation adjustments	$(6.1)	$31.3
Unrealized (loss) gain on equity and securitization investments	(37.9)	(1.3)
Benefit plan net (loss) and prior service (cost), net of tax	(97.7)	(98.7)
Changes in fair values of derivatives qualifying as cash flow hedges	(91.2)	(136.9)

Total accumulated other comprehensive income	$(232.9)	$(205.6)

The change in the foreign currency translation adjustments for the quarter reflects the strengthening of the U.S. dollar in relation to various foreign currencies, including the Euro and the Canadian Dollar, partially offset by corresponding hedging activity, on an after tax basis.

The change in the unrealized loss on equity and securitization investments primarily reflects the adjustment to certain preferred securities held in other assets.

The change in fair values of derivatives qualifying as cash flow hedges related to variations in market interest rates, as these derivatives hedge the interest rate variability associated with an equivalent amount of variable-rate debt. See Note 6 – Derivative Financial Instruments for additional information. The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as hedges of future cash flows are presented in the following table.

Accumulated Other Comprehensive Loss – Derivatives (dollars in millions)

	Fair Value Adjustments of Derivatives	Income Tax Effects	Total Unrealized Gain

Balance at December 31, 2008 – unrealized loss	$(235.6)	$98.7	$(136.9)
Changes in values of derivatives qualifying as cash flow hedges	47.9	(2.2)	45.7

Balance at March 31, 2009 – unrealized loss	$(187.7)	$96.5	$(91.2)

The unrealized loss as of March 31, 2009 reflects lower market interest rates since the inception of the hedges. The Accumulated Other Comprehensive Loss (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining lives of the swaps. Assuming no change in interest rates, approximately $57.0 million, net of tax, of the Accumulated Other Comprehensive Loss relating to derivatives qualifying as cash flow hedges as of March 31, 2009 is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made.

NOTE 8 – FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below. Such assets and liabilities are classified in their entirety based on the highest priority ranking of input that is significant to the fair value measurement. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and the determination of fair value requires significant judgment or estimation. Financial assets at estimated fair value classified within Level 3 totaled $204.2 million, or 0.3% of total assets as of March 31, 2009.

16     CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Assets
Retained interests in securitizations and other investments	$192.0	$–	$–	$192.0
Derivatives – counterparty receivable	1,354.0	–	1,341.8	12.2
Equity Investments in Other Assets	15.9	15.9	–	–

Total Assets	$1,561.9	$15.9	$1,341.8	$204.2

Liabilities
Warrants(1)	$186.1	$–	$186.1	$–
Derivatives – counterparty liability	470.3	–	460.5	9.8

Total Liabilities	$656.4	$–	$646.6	$9.8

(1)	Represents estimated fair value of a warrant issued to the U.S. Treasury in conjunction with the TARP program. See Note 1 for additional information.

Retained Interests in Securitizations

Retained interests from securitization activities do not trade in an active, open market with readily observable prices. Accordingly, the retained interests fall within Level 3 of the fair value hierarchy and the fair value is estimated using discounted cash flow (“DCF”) models. Significant assumptions, including estimated loan pool credit losses, prepayment speeds and discount rates, are utilized to estimate the fair values of retained interests, both at the date of the securitization and in subsequent quarterly valuations. The assumptions reflect the Company’s recent historical experience and anticipated trends with respect to portfolio performances rather than observable inputs from similar transactions in the marketplace. Changes in assumptions may have a significant impact on the valuation of retained interests.

Derivatives

The Company’s derivative contracts are not generally listed on an exchange. Thus the derivative positions are valued using models in which the inputs are predominately determined using readily observable market data. The models utilized reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, volatility, and the credit quality of both the counterparty and CIT. Credit risk is factored into the fair value of derivative positions via a credit adjustment based upon observable market data such as the counterparty’s credit default swap (CDS) spreads, in the case of net asset positions, and CIT’s CDS spreads, in the case of net liabilities. In measuring the credit adjustment, the application of netting by counterparty is consistent with the ISDA master agreements that govern the terms and conditions of the Company’s derivative transactions.

The majority of the Company’s derivatives including interest rate swaps and option contracts fall within Level 2 of the fair value hierarchy because the significant inputs to the models are readily observable in actively quoted markets. Selected foreign currency interest rate swaps, two CPI index-based swaps, and a securities-based borrowing facility structured and documented as a total return swap (TRS), where inputs are not readily observable market parameters, fall within Level 3 of the fair value hierarchy. Receivables and payables are reported on a gross-by-counterparty basis.

Equity Investments (in Other Assets)

Quoted prices available in the active equity markets were used to determine the estimated fair value of equity investment securities.

Level 3 Gains and Losses

The table below sets forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities as of the quarter ended March 31, 2009.

Item 1: Consolidated Financial Statements      17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) (dollars in millions)

		Retained Interests
	Total	in Securitizations	Derivatives

Assets and Liabilities
December 31, 2008	$224.6	$229.4	$(4.8)
Gains or (losses) realized/unrealized
Included in other income	(2.9)	(13.9)	11.0
Included in other comprehensive income	(6.8)	(3.0)	(3.8)
Other net	(20.5)	(20.5)	–

March 31, 2009	$194.4	$192.0	$2.4

The gain on Level 3 derivatives in the table above, related to certain cross-currency swaps that economically hedge currency exposures, but do not qualify for hedge accounting, was essentially offset by losses on corresponding currency transactional exposures.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets and liabilities are measured at estimated fair value on a non-recurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the financial instruments on the Consolidated Balance Sheet by caption and by level within the SFAS 157 valuation hierarchy (as described above) as of March 31, 2009, for which a non-recurring change in fair value has been recorded during the quarter ended March 31, 2009.

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:

					Total Gains
	Total	Level 1	Level 2	Level 3	and (Losses)

Assets
Assets held for sale	$88.8	$–	$88.8	$–	$(3.3)
Impaired loans (SFAS 114)	835.3	–	–	835.3	(328.3)

Total	$924.1	$–	$88.8	$835.3	$(331.6)

Assets Held for Sale

Assets held for sale are comprised of loans and operating lease equipment. The estimated fair value of loans classified as held for sale is calculated using observable market information, including bids from prospective purchasers and pricing from similar market transactions where available. Where bid information is not available for a specific loan, the valuation is principally based upon recent transaction prices for similar loans that have been sold. These comparable loans share characteristics that typically include industry, rating, capital structure, seniority, and consideration of counterparty credit risk. In addition, general market conditions, including prevailing market spreads for credit and liquidity risk, are also considered in the valuation process. Loans held for sale are generally classified within Level 2 of the valuation hierarchy.

Operating lease equipment held for sale consists of aircraft as of March 31, 2009 and is classified within Level 2. Similar to loans held for sale, the estimated fair values of these assets is calculated using observable market information, including bids from prospective purchasers, pricing from similar market transactions where available, and appraisal data.

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

NOTE 9 – CAPITAL

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

The Company and CIT Bank are each subject to various regulatory capital requirements administered by the Federal Reserve Board and the FDIC, respectively. Failure to meet minimum capital requirements can result in certain mandatory – and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company. Under applicable Agency capital adequacy guidelines and, with respect to CIT Bank, the regulatory framework for prompt corrective action (“PCA”), the Company and CIT Bank must meet specific capital guidelines that involve quantitative measures of each institution’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Each institution’s regulatory capital amounts and CIT Bank’s PCA classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require that the Company and CIT Bank each maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). In connection with becoming a bank holding company, the Company committed to a minimum level of total risk based capital of 13% of risk-weighted assets. In connection with CIT Bank’s conversion to a commercial bank, CIT Bank committed to maintaining for three years a Tier 1 leverage ratio of at least 15%. The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to the estimated amount reported as of March 31, 2009. Management believes, as of March 31, 2009, that CIT Group Inc. and CIT Bank meet all capital adequacy requirements to which each are subject.

As of March 31, 2009 and December 31, 2008, CIT Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Institution’s category.

Regulatory Capital (dollars in millions)

		Actual			Ratio For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions Ratio
		Amount	Ratio

Total Capital (to risk weighted assets):
Consolidated(1)	March 31, 2009	$9,529.8	13.1	%(2)	13.0%	N/A
	December 31, 2008	$10,369.7	13.1%		13.0%	N/A
CIT Bank	March 31, 2009	$573.1	24.4%		8.0%	10.0%
	December 31, 2008	$563.7	23.5%		8.0%	10.0%
Tier 1 Capital (to risk weighted assets):
Consolidated	March 31, 2009	$6,726.6	9.2%		4.0%	N/A
	December 31, 2008	$7,498.8	9.4%		4.0%	N/A
CIT Bank	March 31, 2009	$543.4	23.1%		4.0%	6.0%
	December 31, 2008	$533.4	22.2%		4.0%	6.0%
Tier 1 Capital (to average assets) (Leverage Ratio):
Consolidated	March 31, 2009	$6,726.6	8.8	%(2)	4.0%	N/A
	December 31, 2008	$7,498.8	9.6%		4.0%	N/A
CIT Bank(1)	March 31, 2009	$543.4	15.0%		15.0%	5.0%
	December 31, 2008	$533.4	15.8%		15.0%	5.0%

(1)	The Company and Bank have committed to maintaining capital ratios above regulatory minimum levels as explained in the paragraphs preceding this table.

(2)	Had shareholder approval of common stock issuance associated with the warrant issued to the US Treasury been received at March 31, 2009, and assuming no further change in the fair value of such warrant, Total Capital and Tier 1 Capital ratios would have been 13.3% and 9.5%, respectively. See Note 1 for additional information.

Item 1: Consolidated Financial Statements      19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of Tier 1 capital and Total capital for the Company and CIT Bank at March 31, 2009 and December 31, 2008.

Regulatory Capital Ratios (dollars in millions)

	CIT Group Inc.		CIT Bank

	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Tier 1 Capital

Total stockholders’ equity	$7,423.6	$8,124.3	$543.4	$533.4
Effect of certain items in accumulated other comprehensive
loss excluded from Tier 1 Capital	59.3	138.5	–	–

Adjusted total equity	7,482.9	8,262.8	543.4	533.4
Qualifying noncontrolling interest	32.6	33.0	–	–
Less: Goodwill	(567.2)	(568.1)	–	–
Disallowed intangible assets	(127.5)	(130.5)	–	–
Investment in certain subsidiaries	(37.7)	(41.1)	–	–
Other Tier 1 components	(56.5)	(57.3)	–	–

Tier 1 Capital	6,726.6	7,498.8	543.4	533.4
Tier 2 Capital
Long-term debt and other instruments qualifying as Tier 2 Capital	1,899.0	1,899.0	–	–
Qualifying reserve for credit losses	926.2	993.8	29.6	30.3
Other Tier 2 components	(22.0)	(21.9)	0.1	–

Total qualifying capital	$9,529.8	$10,369.7	$573.1	$563.7

Risk-weighted assets	$73,003.2	$79,403.2	$2,350.8	$2,400.8

Tier 1 Capital Ratio	9.2%	9.4%	23.1%	22.2%
Total Capital Ratio	13.1%	13.1%	24.4%	23.5%

NOTE 10 – EARNINGS (LOSS) PER COMMON SHARE

The following table displays the computation of basic and diluted (loss) earnings per common share:

Earnings Per Share (dollars in millions, except per share amount; shares in thousands)

	Quarters Ended March 31,

	2009	2008

Earnings / (Loss)
Net loss from continuing operations, before preferred stock dividends	$(342.3)	$(240.7)
Income from discontinued operations	–	2.0

Net loss before preferred stock dividends	(342.3)	(238.7)
Preferred stock dividends	(60.4)	(7.5)
Loss attributable to noncontrolling interests, after tax	(0.5)	(11.0)

Net loss attributable available to common stockholders	$(403.2)	$(257.2)

Weighted average common shares outstanding
Basic and diluted shares outstanding(1)	388,940	191,091
Basic and diluted earnings per common share data
Loss from continuing operations(2)	$(1.04)	$(1.36)
Income from discontinued operations	–	0.01

Net loss per share attributable to common shareholders	$(1.04)	$(1.35)

(1)	Weighted average options and restricted shares that were excluded from diluted shares outstanding totaled 23.5 million and 13.6 million for the quarters ended March 31, 2009 and 2008. Also excluded as the effect was anti-dilutive was the potential dilution of 88.7 million common shares issuable under a 10-year warrant at an exercise price of $3.94.

(2)	Amount is net of preferred stock dividends and non-controlling interests.

20     CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The following table discloses various components of pension and postretirement expense.

Retirement and Postretirement Benefit Plans (dollars in millions)

	Quarters Ended March 31,

	2009	2008

Retirement Plans
Service cost	$4.8	$5.9
Interest cost	5.9	6.1
Expected return on plan assets	(4.8)	(5.3)
Amortization of net loss	3.7	0.2
Amortization of prior service cost	0.5	0.6
Loss due to settlements & curtailments	(0.4)	4.4
Termination benefits	0.2	0.7

Net periodic benefit cost	$9.9	$12.6

Postretirement Plans
Service cost	$0.3	$0.3
Interest cost	0.7	0.7
Loss due to settlements & curtailments	(0.1)	0.5

Net periodic benefit cost	$0.9	$1.5

For the first quarter 2009, CIT contributed $3.2 million to the retirement plans, and currently expects to contribute an additional $52.1 million in 2009, for a total of $55.3 million. During 2009, CIT expects to make a contribution of approximately $45.8 million to the U.S. Retirement Plan in accordance with its targeted funding policy. The expected contribution was revised from the $95 million estimate shown in the December 31, 2008 10-K to $45.8 million to reflect the impact of recent IRS funding relief. CIT contributed $1.1 million to the postretirement plans, and currently expects to contribute an additional $3.1 million in 2009, for a total of $4.2 million.

NOTE 12 – COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments related to continuing operations. Descriptions of these items follow the table.

Commitments (dollars in millions)

				December 31, 2008
	March 31, 2009

	Due to Expire

	Within One Year	After One Year	Total Outstanding	Total Outstanding

Financing Commitments
Financing and leasing assets	$1,481.7	$3,844.0	$5,325.7	$6,140.9
Letters of credit and guarantees:
Standby letters of credit	363.3	119.6	482.9	646.5
Other letters of credit	213.6	23.9	237.5	245.7
Guarantees, acceptances and other recourse obligations	606.4	–	606.4	748.4
Purchase and Funding Commitments
Aerospace and other manufacturer purchase commitments	486.1	4,756.6	5,242.7	5,559.9
Sale-leaseback payments	165.4	1,545.6	1,711.0	1,815.3
Other
Liabilities for unrecognized tax benefits	60.0	49.0	109.0	110.9

Item 1: Consolidated Financial Statements     21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Commitments

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

Financing commitments, declined from $6.1 billion at year end 2008 to $5.3 billion at March 31, 2009, as commitments expired or were utilized during the first quarter. Financing commitments shown exclude roughly $2.9 billion of commitments that were not available for draw due to requirements for asset / collateral availability or covenant conditions at March 31, 2009.

The Company does not include in the previous table unused cancelable lines of credit to customers in connection with third-party vendor programs, which may be used solely to finance additional product purchases. These uncommitted lines of credit can be reduced or canceled by CIT at any time without notice. Management’s experience indicates that customers typically do not seek to exercise their entire available line of credit at any point in time. These lines of credit include vendor finance programs for Dell customers. Prior period balance has been conformed to current presentation. See Note 14 – Certain Relationships and Related Transactions for additional information regarding Dell.

Letters of Credit and Guarantees

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

Guarantees are issued primarily in conjunction with CIT’s factoring product in Trade Finance, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the client’s customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. As of March 31, 2009 and December 31, 2008, CIT had no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

Purchase and Funding Commitments

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. The commitments to purchase commercial aircraft are with both Airbus Industrie and The Boeing Company. The aerospace equipment purchases are contracted for a specific model aircraft, using a baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may also change depending on the final specifications of the aircraft, including engine thrust, aircraft weight and seating configuration. Equipment purchases are recorded at delivery date at the final purchase price paid, which includes purchase price discounts, price changes relating to specification changes and price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on the contracted purchase price less payments to date for pre-delivery payments and exclude buyer furnished equipment to be selected by the initial lessee. Pursuant to existing contractual commitments, 107 aircraft remain to be purchased (12 within the next twelve months). Lease commitments are in place for the aircraft to be delivered over the next twelve months. The aircraft deliveries to CIT are scheduled periodically through 2018.

Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relate primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months.

CIT is party to sale-leaseback transactions involving railcars and two business aircraft, under which it is obligated to pay a remaining total of $1,711.0 million, with annual amounts ranging from $141 million to $165 million per year for 2010 through 2014, with remaining payments due through 2030. These lease payments are expected to be more than offset by rental income associated with re-leasing the assets, subject to actual utilization and rentals. In conjunction with sale-leaseback transactions, CIT has guaranteed all obligations of the related consolidated lessee entities.

CIT has guaranteed the public and private debt securities of a number of its wholly-owned, consolidated subsidiaries, including those disclosed in Note 17 – Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT’s subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies.

22     CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONTINGENCIES

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

On August 15, 2008, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York by the holder of CIT PrZ equity units against CIT, its Chief Executive Officer, its Chief Financial Officer, its Controller and members of its Board of Directors. The lawsuit alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 with respect to the Company’s registration statement and prospectus filed with the SEC on October 17, 2007 through March 5, 2008.

On September 5, 2008, a shareholder derivative lawsuit was filed in the United States District Court for the Southern District of New York on behalf of CIT against its Chief Executive Officer and members of its Board of Directors, alleging defendants breached their fiduciary duties to CIT and abused the trust placed in them by wasting, diverting and misappropriating CIT’s corporate assets. On September 10, 2008, a similar shareholder derivative action was filed in New York County Supreme Court against CIT’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors.

Each of the above lawsuits is premised upon allegations that the Company made false and misleading statements and or omissions about its financial condition by failing to account in its financial statements or, in the case of the preferred stockholder, its registration statement and prospectus, for private student loans related to a pilot training school, which, plaintiffs allege were highly unlikely to be repaid and should have been written off. Plaintiffs seek, among other relief, unspecified damages and interest. CIT believes the allegations in these complaints are without merit and intends to vigorously defend against the allegations.

U.S. DEPARTMENT OF EDUCATION OIG AUDIT

On January 5, 2009, the Office of Inspector General for the U.S. Department of Education issued an Audit Report addressed to Fifth Third Bank, as eligible lender trustee for three student loan companies that received financing from and sold loans to Student Loan Xpress (SLX). The OIG Audit Report alleges that each of the three lenders had violated rules on prohibited inducements for the marketing of student loans on over $3 billion of guaranteed student loans originated by the lenders and sold to SLX. The OIG Audit Report recommended that the Office of Federal Student Aid of the Department of Education find that SLX and each of the three lenders had committed anti-inducement violations. Based in part on the advice of outside counsel, management believes the Company has complied with all applicable rules and regulations in this matter. However, since the Company has ceased originating student loans, management resolved these matters through a financial settlement, which did not have a material adverse effect on the Company’s financial condition or results of operation.

PILOT TRAINING SCHOOL BANKRUPTCY

In February 2008, a helicopter pilot training school filed for bankruptcy and ceased operating. Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT engaged in the student lending business, had originated private (non-government guaranteed) loans to approximately 2,600 students of the school, which totaled approximately $196.8 million in principal and accrued interest as of December 31, 2007. SLX ceased originating new loans to students of this school in mid-May 2007, but a majority of SLX’s student borrowers had not completed their training when the school ceased operations. Collectability of the outstanding principal and interest on the balance of the loans will depend on a number of factors, including the student’s current ability to repay the loan.

After the school filed for bankruptcy, and ceased operations, CIT voluntarily placed those students who were in school at the time of the closure “in grace” such that no payments under their loans are required to be made and no interest on their loans is accruing, pending further notice. Lawsuits, including four putative class action lawsuits, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws. In addition, several other attorneys who purport to represent student borrowers have threatened litigation if their clients do not receive relief with respect to their debts to SLX. CIT participated in a mediation with several class counsels and the parties have made substantial progress towards a resolution of the student claims against SLX, and has completed a settlement of a mass action commenced by students in Georgia, which is binding upon 37 SLX borrowers. The Attorneys General of several states are reviewing the impact of the helicopter pilot training school’s closure on the student borrowers and any possible role of SLX. CIT is cooperating in each of the Attorney General inquiries. Management believes the Company has good defenses in each of these pending and threatened matters and with respect to the Attorneys General inquiries. However, since the loans are unsecured and uncertainties exist regarding collection, management continues to attempt to resolve these matters as expeditiously as possible.

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

VENDOR FINANCE BILLING AND INVOICING INVESTIGATION

In the second quarter of 2007, the office of the United States Attorney for the Central District of California requested that CIT produce the billing and invoicing histories for a portfolio of customer accounts that CIT purchased from a third-party vendor. The request was made in connection with an ongoing investigation being conducted by federal authorities into billing practices involving that portfolio. Certain state authorities, including California, have been conducting a parallel investigation. It appears the investigations are being conducted under the Federal False Claims Act and its state equivalents. CIT is cooperating with these investigations, and substantial progress has been made towards a resolution of the investigations. Based on the facts known to date, CIT believes its exposure will not be material.

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

RESERVE FUND INVESTMENT

At April 30, 2009, the Company had a remaining principal balance of $60 million (of an initial investment of $600 million) invested in the Reserve Primary Fund (the “Reserve Fund”), a money market fund. The Reserve Fund’s net asset value fell below its stated value of $1.00 and the Reserve Fund currently is in orderly liquidation under the supervision of the SEC. In September 2008, the Company requested redemption, and received confirmation with respect to a 97% payout on a portion of the investment. As a result, the Company accrued a pretax charge of $18 million in the third quarter of 2008 representing the Company’s estimate of loss based on the 97% partial payout confirmation.

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

On May 5, 2009, the Securities and Exchange Commission (the “SEC”) filed fraud charges against several entities and individuals who operate the Reserve Fund, alleging a failure to provide key material facts to investors and trustees concerning the Reserve Fund’s vulnerability as a consequence of the LSF and Lehman bankruptcies. The SEC seeks various types of relief, including the return of ill-gotten gains, the payment of civil monetary penalties and the distribution of all Reserve Fund assets pro rata to shareholders who have not been fully paid for any redeemed shares.

The determination of the total distribution to CIT is subject to the distribution available to all investors of this fund and may take a long period of time. As a result, potential recovery may vary from the recorded investment. The Company will continue to monitor further developments with respect to its estimate of recoverable value.

OTHER LITIGATION

In addition, there are various legal proceedings and government investigations against or including CIT, which have arisen in the ordinary course of business. While the outcomes of the ordinary course legal proceedings and the related activities are not certain, based on present assessments, management does not believe that they will have a material adverse effect on CIT.

NOTE 14 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Until December 31, 2007, CIT was a partner with Dell Inc. (“Dell”) in Dell Financial Services L.P. (“DFS”), a joint venture that offered financing to Dell’s customers. The joint venture provided Dell with financing and leasing capabilities that were complementary to its product offerings and provided CIT with a source of new financings. In December 2007, Dell exercised its right to buy CIT’s interest and the Company sold its 30% ownership interest in the DFS joint venture. CIT has the right to purchase a minimum percentage of DFS finance receivables on a declining scale through January 2010. CIT has certain recourse to DFS on defaulted contracts. Financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related

24     CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

international receivables originated directly by CIT) were approximately $2.1 billion at March 31, 2009 and $2.2 billion at December 31, 2008. Securitized assets included in managed assets were approximately $0.2 billion at both March 31, 2009 and December 31, 2008.

CIT also has a joint venture arrangement with Snap-on Incorporated (“Snap-on”) that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. The agreement with Snap-on extends until January 2010. CIT and Snap-on have 50% ownership interests, 50% board of directors’ representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT’s financial statements. Financing and leasing assets were approximately $1.0 billion at both March 31, 2009 and December 31, 2008.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $346 million at March 31, 2009 and $385 million at December 31, 2008.

In the first quarter of 2007, the Company formed Care Investment Trust Inc. (Care), an externally managed real estate investment trust (RElT), formed principally to invest in healthcare-related commercial real estate. In conjunction with a June 2007 IPO, CIT contributed approximately $280 million of loans to Care in return for cash and a 36% equity investment, currently carried at approximately $77 million in Care at the initial public offering price. A subsidiary of CIT provides services to Care pursuant to a management agreement. The investment in Care is accounted for under the equity method, as CIT does not have a majority of the economics (expected losses and residual returns) in the entity.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in certain of these entities were acquired by CIT in a 1999 acquisition, and others were subsequently entered into in the normal course of business. Other assets included approximately $10.4 million at March 31, 2009 and $11.8 million at December 31, 2008 of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – BUSINESS SEGMENT INFORMATION

The following table presents our business segment financial information for continuing operations:

(dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Continuing Operations

For the quarter ended March 31, 2009
Interest income	$255.6	$44.6	$31.4	$230.0	$561.6	$67.4	$629.0	$10.6	$639.6
Interest expense	(150.0)	(136.6)	(16.1)	(144.4)	(447.1)	(74.6)	(521.7)	(135.4)	(657.1)
Provision for credit losses	(393.4)	1.6	(16.6)	(80.7)	(489.1)	(40.1)	(529.2)	(6.2)	(535.4)
Rental income on operating leases	11.7	336.8	–	127.2	475.7	–	475.7	(0.5)	475.2
Other income, excluding rental income on
operating leases	(0.3)	8.7	54.4	26.3	89.1	(3.6)	85.5	102.5	188.0
Depreciation on operating lease equipment	(7.7)	(162.1)	–	(112.5)	(282.3)	–	(282.3)	0.3	(282.0)
Other expenses, excluding depreciation on
operating lease equipment(1)	(106.8)	(41.1)	(36.4)	(87.4)	(271.7)	(22.6)	(294.3)	131.7	(162.6)
(Provision) benefit for income taxes and
noncontrolling interests, after tax	150.6	(5.9)	(7.6)	16.2	153.3	27.0	180.3	(188.8)	(8.5)

Net (loss) income from continuing operations,
before preferred stock dividends	$(240.3)	$46.0	$9.1	$(25.3)	$(210.5)	$(46.5)	$(257.0)	$(85.8)	$(342.8)

Select Period End Balances
Loans including receivables pledged	$20,025.9	$2,536.0	$5,432.2	$10,734.2	$38,728.3	$12,130.8	$50,859.1	$–	$50,859.1
Credit balances of factoring clients	–	–	(2,702.3)	–	(2,702.3)	–	(2,702.3)	–	(2,702.3)
Assets held for sale	22.8	21.9	–	–	44.7	144.2	188.9	–	188.9
Operating lease equipment, net	252.8	12,026.2	–	896.2	13,175.2	–	13,175.2	–	13,175.2
Securitized assets	684.6	–	–	643.5	1,328.1	–	1,328.1	–	1,328.1
For the quarter ended March 31, 2008
Interest income	$422.6	$49.7	$59.2	$273.5	$805.0	$161.3	$966.3	$23.2	$989.5
Interest expense	(254.4)	(149.0)	(22.9)	(155.4)	(581.7)	(134.1)	(715.8)	(116.3)	(832.1)
Provision for credit losses	(83.9)	0.4	(10.0)	(28.2)	(121.7)	(149.6)	(271.3)	24.6	(246.7)
Rental income on operating leases	16.3	342.8	–	148.0	507.1	–	507.1	(0.4)	506.7
Other income, excluding rental income on
operating leases	(53.7)	39.7	65.9	11.8	63.7	(8.4)	55.3	5.7	61.0
Depreciation on operating lease equipment	(9.2)	(149.5)	–	(136.1)	(294.8)	–	(294.8)	0.2	(294.6)
Other expenses, excluding depreciation on
operating lease equipment(1)	(114.2)	(40.6)	(39.2)	(104.0)	(298.0)	(21.3)	(319.3)	(201.6)	(520.9)
(Provision) benefit for income taxes and
noncontrolling interests, after tax	29.2	(9.0)	(20.1)	(3.0)	(2.9)	56.9	54.0	31.4	85.4

Net (loss) income from continuing operations,
before preferred stock dividends	$(47.3)	$84.5	$32.9	$6.6	$76.7	$(95.2)	$(18.5)	$(233.2)	$(251.7)

Select Period End Balances
Loans including receivables pledged	$21, 222.0	$2,620.1	$7,003.9	$10,824.8	$41,670.8	$13,118.9	$54,789.7	$–	$54,789.7
Credit balances of factoring clients	–	–	(3,572.9)	–	(3,572.9)	–	(3,572.9)	–	(3,572.9)
Assets held for sale	1,840.0	500.5	–	198.7	2,539.2	76.5	2,615.7	–	2,615.7
Operating lease equipment, net	364.6	10,740.8	–	1,098.3	12,203.7	–	12,203.7	–	12,203.7
Securitized assets	1,347.7	–	–	3,954.0	5,301.7	–	5,301.7	–	5,301.7

(1)	Corporate and Other Includes Gain (loss) on debt and debt-related derivative extinguishments and Provision for severance and facilities exit activities.

26      CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SEVERANCE AND FACILITIES EXITING RESERVES

The following table summarizes activities during 2009:

Severance and Facilities Exiting Reserves (dollars in millions)

	Severance		Facilities

	Number of Employees	Reserve	Number of Facilities	Reserve	Total Reserves

Balance at December 31, 2008	175	$42.9	12	$7.7	$50.6
Additions and adjustments	133	10.1	3	8.6	18.7
Utilization	(135)	(19.3)	(4)	(1.3)	(20.6)

Balance at March 31, 2009	173	$33.7	11	$15.0	$48.7

The severance additions during 2009 primarily relate to employee termination benefits incurred in conjunction with various organization efficiency and cost reduction initiatives, primarily in Corporate Finance and Vendor Finance. These additions, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $20.3 million provision. Outstanding severance liabilities at March 31, 2009 will largely be paid to employees in the second quarter of 2009.

The ending facilities reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining terms which range up to approximately 7 years.

NOTE 17 – SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

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

Item 1: Consolidated Financial Statements     27

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

CONSOLIDATING BALANCE SHEETS	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
March 31, 2009
ASSETS
Net finance receivables	$–	$2,994.4	$46,548.4	$–	$49,542.8
Operating lease equipment, net	–	253.5	12,921.7	–	13,175.2
Finance receivables held for sale	–	–	188.9	–	188.9
Cash and cash equivalents	2,542.4	105.8	3,343.1	–	5,991.3
Other assets	8,774.0	978.2	3,115.9	(6,109.3)	6,758.8

Total Assets	$11,316.4	$4,331.9	$66,118.0	$(6,109.3)	$75,657.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, including deposits	$37,655.7	$2,464.6	$22,386.5	$–	$62,506.8
Credit balances of factoring clients	–	–	2,702.3	–	2,702.3
Accrued liabilities and payables	(33,762.9)	945.1	35,797.3	–	2,979.5

Total Liabilities	3,892.8	3,409.7	60,886.1	–	68,188.6
Total Stockholders’ Equity	7,423.6	922.2	5,187.1	(6,109.3)	7,423.6
Noncontrolling interests	–	–	44.8	–	44.8

Total Equity	7,423.6	922.2	5,231.9	(6,109.3)	7,468.4

Total Liabilities and Stockholders’ Equity	$11,316.4	$4,331.9	$66,118.0	$(6,109.3)	$75,657.0

December 31, 2008
ASSETS
Net finance receivables	$–	$3,152.0	$48,878.4	$–	$52,030.4
Operating lease equipment, net	–	272.6	12,433.8	–	12,706.4
Finance receivables held for sale	–	–	156.1	–	156.1
Cash and cash equivalents	4,351.9	183.2	3,830.7	–	8,365.8
Other assets	6,923.2	805.1	4,905.0	(5,487.3)	7,146.0
Assets of discontinued operation	–	–	44.2	–	44.2

Total Assets	$11,275.1	$4,412.9	$70,248.2	$(5,487.3)	$80,448.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, including deposits	$41,248.3	$2,420.1	$22,709.1	$–	$66,377.5
Credit balances of factoring clients	–	–	3,049.9	–	3,049.9
Accrued liabilities and payables	(38,097.5)	1,031.5	39,918.4	–	2,852.4

Total Liabilities	3,150.8	3,451.6	65,677.4	–	72,279.8
Total Stockholders’ Equity	8,124.3	961.3	4,526.0	(5,487.3)	8,124.3
Noncontrolling interests	–	–	44.8	–	44.8

Total Equity	8,124.3	961.3	4,570.8	(5,487.3)	8,169.1

Total Liabilities and Stockholders’ Equity	$11,275.1	$4,412.9	$70,248.2	$(5,487.3)	$80,448.9

28     CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME (dollars in millions)

CONSOLIDATING STATEMENTS OF INCOME	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Three Months Ended March 31, 2009
Interest income	$3.3	$26.6	$609.7	$–	$639.6
Interest expense	(121.7)	62.2	(597.6)	–	(657.1)

Net interest revenue	(118.4)	88.8	12.1	–	(17.5)
Provision for credit losses	–	(15.7)	(519.7)	–	(535.4)

Net interest revenue, after credit provision	(118.4)	73.1	(507.6)	–	(552.9)
Equity in net income of subsidiaries	(463.0)	–	–	463.0	–
Other Income
Rental income on operating leases	–	22.4	452.8	–	475.2
Other	279.1	2.1	(93.2)	–	188.0

Total other income	279.1	24.5	359.6	–	663.2

Total net revenue, net of interest
expense and credit provision	(302.3)	97.6	(148.0)	463.0	110.3

Other expenses
Depreciation on operating lease equipment	–	(17.7)	(264.3)	–	(282.0)
Other	47.6	(17.3)	(192.9)	–	(162.6)

Total other expenses	47.6	(35.0)	(457.2)	–	(444.6)

(Loss) income from continuing operations before provision for income taxes and noncontrolling interests	(254.7)	62.6	(605.2)	463.0	(334.3)
Benefit (provision) for income taxes	(88.1)	(23.8)	103.9	–	(8.0)

Net (loss) income from continuing operations, before preferred stock dividends	(342.8)	38.8	(501.3)	463.0	(342.3)
(Loss) income from discontinued operations	–	–	–	–	–
Preferred stock dividends	(60.4)	–	–	–	(60.4)

Net (loss) before attribution of noncontrolling interests	(403.2)	38.8	(501.3)	463.0	(402.7)
(Loss) attributable to noncontrolling interests, after tax	–	–	(0.5)	–	(0.5)

Net (loss) income (attributable) available to common stockholders	$(403.2)	$38.8	$(501.8)	$463.0	$(403.2)

Item 1: Consolidated Financial Statements      29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME (dollars in millions)

CONSOLIDATING STATEMENTS OF INCOME	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Three Months Ended March 31, 2008
Interest income	$22.5	$102.2	$864.8	$–	$989.5
Interest expense	(103.8)	(3.3)	(725.0)	–	(832.1)

Net interest revenue	(81.3)	98.9	139.8	–	157.4
Provision for credit losses	(42.0)	(10.4)	(194.3)	–	(246.7)

Net interest revenue, after credit provision	(123.3)	88.5	(54.5)	–	(89.3)

Equity in net income of subsidiaries	(19.9)	–	–	19.9	–
Other Income
Rental income on operating leases	0.5	25.2	481.0	–	506.7
Other(1)	(182.7)	8.2	235.5	–	61.0

Total other income	(182.2)	33.4	716.5	–	567.7

Total net revenue, net of interest expense and credit provision	(325.4)	121.9	662.0	19.9	478.4
Other expenses
Depreciation on operating lease equipment	(0.2)	(21.1)	(273.3)	–	(294.6)
Other	(77.3)	(24.0)	(419.6)	–	(520.9)

Total other expenses	(77.5)	(45.1)	(692.9)	–	(815.5)

(Loss) income from continuing operations before provision for income taxes and noncontrolling interests	(402.9)	76.8	(30.9)	19.9	(337.1)
Benefit (provision) for income taxes	153.2	(29.2)	(27.6)	–	96.4

Net (loss) income from continuing operations, before preferred stock dividends	(249.7)	47.6	(58.5)	19.9	(240.7)
Income from discontinued operations	–	–	2.0	–	2.0
Preferred stock dividends	(7.5)	–		–	(7.5)

Net (loss) before attribution of noncontrolling interests	(257.2)	47.6	(56.5)	19.9	(246.2)
(Loss) attributable to noncontrolling interests, after tax	–		(11.0)	–	(11.0)

Net (loss) income (attributable) available to common stockholders	$(257.2)	$47.6	$(67.5)	$19.9	$(257.2)

(1)	Other Income includes $148.1 million loss on debt and debt-related derivative extinguishments.

30     CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	Other Subsidiaries	Eliminations	Total
Three Months Ended March 31, 2009
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(289.3)	$(98.2)	$488.6	$–	$101.1

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	–	145.3	1,508.6	–	1,653.9
Decrease in inter-company loans and investments	2,114.5	–	–	(2,114.5)	–

Net cash flows (used for) provided by investing activities	2,114.5	145.3	1,508.6	(2,114.5)	1,653.9

Cash Flows From Financing Activities:
Net increase (decrease) in debt	(3,592.6)	44.5	99.8	–	(3,448.3)
Inter-company financing	–	(169.0)	(1,945.5)	2,114.5	–
Cash dividends paid	(42.1)	–	–	–	(42.1)

Net cash flows provided by (used for) financing activities	(3,634.7)	(124.5)	(1,845.7)	2,114.5	(3,490.4)

Net (decrease) increase in cash and cash equivalents	(1,809.5)	(77.4)	151.5	–	(1,735.4)
Cash and cash equivalents, beginning of period	4,351.9	183.2	1,728.2	–	6,263.3

Cash and cash equivalents, end of period	$2,542.4	$105.8	$1,879.7	$–	$4,527.9

Three Months Ended March 31, 2008
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(0.5)	$(21.6)	248.9	$–	$226.8

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	1,613.1	(21.1)	(5,288.2)	–	(3,696.2)
Increase in inter-company loans and investments	(4,010.0)	–	–	4,010.0	–

Net cash flows (used for) provided by investing activities	(2,396.9)	(21.1)	(5,288.2)	4,010.0	(3,696.2)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	5,911.8	(142.0)	488.8	–	6,258.6
Inter-company financing	–	296.6	3,713.4	(4,010.0)	–
Cash dividends paid	(55.7)	–	–	–	(55.7)

Net cash flows provided by (used for) financing activities	5,856.1	154.6	4,202.2	(4,010.0)	6,202.9

Net (decrease) increase in cash and cash equivalents	3,458.7	111.9	(837.1)	–	2,733.5
Cash and cash equivalents, beginning of period	3,171.0	30.5	3,111.6	–	6,313.1

Cash and cash equivalents, end of period	$6,629.7	$142.4	$2,274.5	$–	$9,046.6

Item 1: Consolidated Financial Statements     31

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain balances and ratios of the CIT Bank, which is included in other subsidiaries, are presented in the following table:

CIT Bank Select Data (dollars in millions)

	March 31, 2009	December 31, 2008

Cash and short-term investments	$1,627.3	$817.3
Loans	1,956.1	1,952.4
Total assets	3,882.5	3,498.3
Deposits and debt	3,291.2	2,912.4
Tier 1 Capital Ratio	23.1%	22.2%
Total Capital Ratio	24.4%	23.5%
Risk-weighted assets	2,350.8	2,400.8

32     CIT GROUP INC

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

OVERVIEW

CIT Group Inc., (“we,” “CIT” or the “Company”), is a bank holding company that provides financing and leasing capital for commercial companies throughout the world. Covering a wide variety of industries, we offer vendor, equipment, commercial, and structured financing products, as well as factoring and management advisory services. CIT is the parent of CIT Bank, a Utah state bank. CIT operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region. CIT has been providing capital solutions since its formation in 1908. The Company became a bank holding company in late 2008.

In the following discussion we use financial terms that are relevant to our business. You can find a glossary of key terms used in our business in “Item 1. Business” in our Form 10-K for the year ended December 31, 2008.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain certain non-GAAP financial measures. See “Non-GAAP Financial Measurements” for reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures.

BANK HOLDING COMPANY AND CIT BANK UPDATES

We are working to transition CIT from a wholesale capital markets funded finance company to a deposit-funded bank franchise with the goal that the bank will be the primary vehicle through which we do business in a number of our different franchises. As we work our way through this transition, our objectives are to manage liquidity while the credit markets remain disrupted, limit credit risk during this economic downturn, return to profitability; and preserve the value of our core commercial franchises.

In April 2009, the Federal Reserve approved the initial phase of our 23A waiver. In this initial phase, we transferred $5.7 billion of our government-guaranteed student loans and accrued interest. In consideration for this asset transfer, the bank assumed $3.5 billion of related debt, mostly conduit financing, and paid approximately $1.6 billion of cash to the holding company.

We are working with the regulators on the next phases of our 23A request. We are requesting not only permission to transfer additional assets, including commercial assets, but also permission to transfer certain U.S. operations, including originations and servicing platforms. We expect Corporate Finance to be the first major franchise that we move directly into the bank. The process is thorough and involves due diligence reviews of our loan portfolio credit quality on the part of the regulators. Therefore, we can not estimate the timing of future transfers.

These 23A asset transfers are intended to largely facilitate the transition of the Company’s funding to a more diverse, deposit-based composition. Deposits raised in the first quarter were in excess of $700 million, with approximately $690 million in certificates of deposit (CDs). We expect to further increase existing deposit raising activities in CDs, while we seek methods to further diversify bank-level funding sources. See Risk Management section for further discussion on funding and liquidity.

Our consolidated Tier 1 and Total Capital Ratios were 9.2% and 13.1% at March 31, 2009. During the quarter we reduced risk-weighted assets to $73 billion from $79 billion at December 31, 2008.

At March 31, 2009, assets at CIT Bank totaled $3.9 billion, including $1.7 billion of commercial loan receivables originated at the bank, and approximately $3.0 billion of deposits. Subsequent to the 23A transfers, CIT Bank had over $9 billion in total assets. CIT Bank’s Tier 1 and Total Capital Ratios were 23.1% and 24.4% at March 31, 2009.

Our application for participation in the FDIC’s Temporary Liquidity Guarantee Program (TLGP) remains outstanding and we continue to be in active dialogue with the applicable Federal regulators. While efforts continue to obtain approval, the Company has intensified its efforts to source alternate financing including acceleration of Section 23A asset transfers.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     33

FIRST QUARTER 2009 REVIEW

For the March 2009 quarter, we recorded a loss of $342.3 million ($403.2 million after preferred dividends), $1.04 per share, compared to a loss of $240.7 million ($259.2 million after preferred dividends), $1.36 per share from continuing operations for the comparable 2008 quarter. The per share amounts are not directly comparable due to an increase in the shares outstanding in 2009.

  Our operating results for the quarter reflect the weak economic environment as charge-offs and problem loans rose and we increased the provision and allowance for loan losses. Charge-offs were 2.41%, up from both last quarter (1.32%) and the year-ago quarter (0.71%), attributable to the higher loss severity in media, energy and commercial real estate. We expect non-accrual loans and charge-off levels to remain at elevated levels through the remainder of 2009. Reserving actions this quarter included a $222 million provision above the current quarter net charge-offs. See the Credit Metrics section for further detail.

  Interest margins compressed 25 basis points sequentially due to timing and basis differences on certain floating rate assets and liabilities, higher secured borrowing costs reflecting conduits renewed at the end of 2008, higher nonaccrual assets, and the impact of bringing back onto our balance sheet in December about $1.5 billion of assets. Partially offsetting these factors was the impact of deleveraging and reducing negative carry on overnight investments. We expect margins to remain under pressure as nonaccruals will remain at elevated levels and operating lease rentals will decline. To help mitigate the pressure on interest margins, the 23-A transfer of student loans and future transfers to the bank should enable us to partially refinance conduit debt with lower cost deposits. We will also fully utilize available conduits and reduce our negative carry by paying down more expensive conduit borrowings such as the Trade Finance facility.

  Included in other expenses is pretax gain of approximately $139 million on the repurchase of $471 million of unsecured debt at a discount.

  Operating expenses decreased from last quarter. The improvement primarily reflected lower compensation costs, consistent with lower headcount and reduced discretionary spending, and benefited from prior restructuring initiatives.

  From a segment perspective, Transportation Finance performed well in a challenging market environment, as our commercial aircraft portfolio remained fully utilized and our rail car utilization was down only slightly from year end 2008. Trade Finance managed credit well, while raising commission rates in the first quarter. Transportation Finance and Trade Finance were both profitable, while Vendor Finance and Corporate Finance were significantly impacted by the economic and credit downturns and liquidity constraints.

Given the accelerated economic downturn and its deepening impact on our customers and credit exposures, combined with our inability to make significant progress on lowering funding costs, we will not return to profitability during 2009. We are now focused on a plan that returns CIT to profitability in 2010.

The financial statements filed within this Form 10-Q are revised from the financial results reported in our earnings press release and included in our Form 8-K dated April 23, 2009. The changes were the result of the Company’s adoption of EITF 07-05 effective January 1, 2009, which resulted in the classification of a portion of the proceeds received by the Company on December 31, 2008, related to the issuance of the warrant to the U.S. Treasury in conjunction with the TARP program, to other liabilities from paid-in capital. As a result of this adoption, other revenue was also increased to reflect the reduction in estimated fair value of this liability for the quarter ended March 31, 2009. See Note 1 for additional information.

	As updated 10-Q	As reported 8-K
Other liabilities	$2,509.2	$2,323.1
Total Equity	7,468.4	7,654.5
Loss from continuing operations	(342.3)	(438.1)
Net loss attributable to common stockholders	(403.2)	(504.5)
Per share net loss attributable to common stockholders	$ (1.04)	$ (1.30)

34     CIT GROUP INC

Selected Quarterly Financial Data (dollars in millions, except per share data)

	Quarters Ended

	March 31,	December 31,	March 31,
	2009	2008	2008

Selected Income Statement Data
Net interest revenue	$(17.5)	$29.6	$157.4
Provision for credit losses	(535.4)	(440.0)	(246.7)
Total other income	663.2	596.4	567.7
Total other expenses	(444.6)	(486.9)	(815.5)
Loss from continuing operations, before preferred stock dividends	(342.3)	(138.0)	(240.7)
Loss attributable to common stockholders	(403.2)	(205.3)	(257.2)
Performance Ratios
Net finance revenue(1) as a percentage of AEA	1.13%	1.38%	2.28%
Net finance revenue(1) after provision as a percentage of AEA	(2.31)%	(1.41)%	0.76%
Return on average common stockholders’ equity	(31.8)%	(12.5)%	(15.9)%
Return on AEA	(2.59)%	(0.94)%	(1.60)%
Per Common Share Data
Loss per share	$(1.04)	$(0.69)	$(1.35)
Average number of common shares (in millions)	388.9	294.7	191.1
Tangible book value per common share	$9.57	$11.78	$26.63
Outstanding common shares (in millions)	388.9	388.7	191.6
Financial Ratios
Tier I capital	9.2%	9.4%	N/A
Total capital	13.1%	13.1%	N/A
Tangible common equity (TCE) ratio(2)	4.8%	5.6%	5.3%
Selected Balance Sheet Data
Loans	$50,859.1	$53,126.6	$54,789.8
Allowance for loan losses	(1,316.3)	(1,096.2)	(714.8)
Operating lease equipment, net	13,175.2	12,706.4	12,203.7
Total Assets	75,657.0	80,448.9	95,723.7
Deposits	3,024.9	2,626.8	2,406.5
Total Long-term borrowings	59,481.9	63,750.7	72,562.2
Total Preferred Stock	3,134.3	2,986.3	500.0
Total Common Stockholders’ Equity	4,289.3	5,138.0	6,143.6
Total Equity	7,468.4	8,169.1	6,697.9

(1)	Net finance revenue is the sum of net interest revenue plus rentals on operating leases less depreciation on operating lease equipment.

(2)	TCE equals total common stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     35

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	March 31, 2009			December 31, 2008			March 31, 2008
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)

Deposits with banks	$5,377.9	$9.7	0.72%	$5,403.3	$19.6	1.45%	$5,301.7	$44.2	3.33%
Investments(5)	480.0	1.3	1.08%	461.1	1.6	1.39%	398.6	3.5	3.51%
Loans and leases (including held for sale)(3)(6)
U.S.	43,698.3	461.7	4.50%	44,732.6	621.3	6.01%	45,252.5	709.5	6.87%
Non-U.S.	8,365.2	166.9	8.02%	9,281.0	181.7	7.86%	11,093.2	232.3	8.41%

Total loans and leases(3)	52,063.5	628.6	5.10%	54,013.6	803.0	6.35%	56,345.7	941.8	7.19%

Total interest earning assets / interest income(3)	57,921.4	639.6	4.64%	59,878.0	824.2	5.84%	62,046.0	989.5	6.81%
Operating lease equipment, net(2)
U.S. Operating lease equipment, net(2)	6,264.3	83.8	5.35%	6,270.1	78.9	5.03%	6,068.1	98.4	6.49%
Non-U.S. operating lease equipment, net(2)	6,620.0	109.4	6.61%	6,341.8	109.3	6.89%	6,473.3	113.7	7.03%

Total operating lease equipment, net(2)	12,884.3	193.2	6.00%	12,611.9	188.2	5.97%	12,541.4	212.1	6.76%

Total earning assets	70,805.7	$832.8	4.89%	72,489.9	$1,012.4	5.87%	74,587.4	$1,201.6	6.81%

Non interest earning assets
Cash due from banks	1,739.1			1,764.5			1,320.7
Allowance for loan losses	(1,159.4)			(905.8)			(606.7)
All other non-interest earning assets(4)	6,527.4			5,982.8			15,444.9

Total Average Assets	$77,912.8			$79,331.4			$90,746.3

Average Liabilities
Borrowings
Deposits	$2,346.4	$24.4	4.16%	$2,055.7	$24.8	4.83%	$2,328.5	$30.1	5.17%
Short-term borrowings	–	–	–	–	–	–	2,346.5	36.9	6.29%
Long-term borrowings	61,426.5	632.7	4.12%	64,150.0	769.8	4.80%	66,228.4	765.1	4.62%

Total interest-bearing liabilities	63,772.9	$657.1	4.12%	66,205.7	$794.6	4.80%	70,903.4	$832.1	4.69%

U.S. credit balances of factoring clients	2,691.5			3,411.4			3,919.9
Non-U.S. credit balances of factoring clients	37.6			37.6			40.3
Non-interest bearing liabilities, noncontrolling interests
and shareholders’ equity
Other liabilities	3,703.6			3,396.1			8,915.5
Liabilities of discontinued operations	–			–			–
Noncontrolling interests	44.8			47.1			56.5
Stockholders’ equity	7,662.4			6,233.5			6,910.7

Total Average Liabilities and
Stockholders’ Equity	$77,912.8			$79,331.4			$90,746.3

Net revenue spread			0.77%			1.07%			2.12%
Impact on non-interest bearing sources(4)			.26%			.19%			(.03)%

Net revenue/yield on earning assets(3)		$175.7	1.03%		$217.8	1.26%		$369.5	2.09%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented.

(2)	Operating lease rental income is a significant source of revenue; therefore, we have presented the net revenues.

(3)	The rate presented is calculated net of average credit balances for factoring clients.

(4)	The negative rates reflect the weighting impact of the ‘Assets of discontinued operation’ as part of the non-earning asset denominator while not including any earnings associated with these assets.

(5)	Investments are included in “Other Assets” on the Consolidated Balance Sheets and do not include ‘retained interests in securitizations’ as revenues from these are part of “other income”. Average yields reflect average historical cost.

(6)	Non-accrual loans and related income are included in the respective categories.

36     CIT GROUP INC

NET FINANCE REVENUE

The following tables present management’s view of the consolidated margin and includes the net interest spread we make on loans plus the net spread on the equipment we lease, in dollars and as a percent of average earning assets. Average earning assets in the presentation below are less than comparable balances in the preceding table due to the inclusion of credit balances of factoring clients and the exclusion of deposits with banks and other investments. Factors contributing to the decreases included higher funding costs, lower asset yields and levels and higher liquidity costs.

Net Finance Revenue (dollars in millions)

	Quarters ended

	March 31,	December 31,	March 31,
	2009	2008	2008

Interest income	$639.6	$824.2	$989.5
Rental income on operating leases	475.2	474.0	506.7

Finance revenue	1,114.8	1,298.2	1,496.2
Less: interest expense	(657.1)	(794.6)	(832.1)
Depreciation on operating lease equipment	(282.0)	(285.8)	(294.6)

Net finance revenue	$175.7	$217.8	$369.5

Average Earnings Assets (“AEA”)	$62,226.7	$63,250.4	$64,918.6

As a % of AEA:
Interest income	4.11%	5.21%	6.10%
Rental income on operating leases	3.05%	3.00%	3.12%

Finance revenue	7.16%	8.21%	9.22%
Less: interest expense	(4.22)%	(5.02)%	(5.13)%
Depreciation on operating lease equipment	(1.81)%	(1.81)%	(1.81)%

Net finance revenue	1.13%	1.38%	2.28%

As a % of AEA by Segment:
Corporate Finance	2.12%	2.57%	3.04%
Transportation Finance	2.29%	2.08%	2.73%
Trade Finance	2.23%	3.73%	4.80%
Vendor Finance	3.36%	3.11%	4.30%
Commercial Segments	2.47%	2.63%	3.35%
Consumer	(0.23)%	0.40%	0.84%
Consolidated net finance revenue	1.13%	1.38%	2.28%

The variances in the net finance revenue percentages are summarized in the table below:

Change in Net Finance Revenue as a % of AEA

Quarter ended
March 31, 2009

Net finance revenue – prior period	1.38%
Asset/Liability resets	(0.15)
Higher secured borrowing costs	(0.12)
Increased non-accrual accounts	(0.07)
Dell conduit restructuring	(0.04)
Deleveraging and reduced negative carry	0.10
Other	0.03

Net finance revenue – current period	1.13%

Net finance revenue of $175.7 million decreased 19% from the 2008 fourth quarter and 52% from prior year, on a contracted asset base, as we limited origination volumes to manage liquidity. As a percentage of average earning assets, net revenue decreased to 1.13% from 1.38% in prior quarter and 2.28% in prior year quarter. The decline from December 31, 2008 was primarily due to:

  Asset/Liability resets, which reflects the timing and basis differences on the reset of floating rate assets and liabilities, primarily SBA assets and FFELP loans (government-guaranteed loans in the Consumer segment),

  Higher secured borrowing costs, as we absorbed the impact of renewing the $1.3 billion trade receivable conduit and a $650 million vendor conduit in December. These facilities re-priced with a credit spread approximately 400 basis points wider and the trade receivable conduit had upfront fees, which are amortized into margin,

  Increased non-accrual accounts, which were up 20% from December 31, 2008,

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     37

  The Dell conduit restructuring, which brought approximately $1.5 billion of lower yield assets back onto our balance sheet in December, and

  Partially offsetting the decline in net interest margin were the benefits from deleveraging and reduced negative carry on cash investments.

Net finance revenue for our commercial segments and corporate and other (including the cost of increased liquidity and other unallocated treasury costs) as a percentage of average earning assets declined to 1.47% in the current quarter from 1.62% in the prior quarter and 2.63% in prior year quarter. See Results by Business Segment – Corporate and Other for more information regarding net interest expense related to central treasury operations included in Corporate and Other.

We expect margins to remain under pressure from high non-accrual loan balances and other factors including increased cost of borrowings due to the recent credit downgrades of approximately 14 basis points on a weighted average basis on certain unsecured bank borrowings aggregating $3.1 billion. We are working on opportunities for margin improvement, including leveraging our deposit taking capabilities, further reducing negative carry on excess liquidity, and paying down more expensive conduit facilities in conjunction with issuing debt under government sponsored programs (e.g. TALF).

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)

	Quarters ended

	March 31,	December 31,	March 31,
	2009	2008	2008

Rental income on operating leases	14.75%	15.03%	16.16

Depreciation on operating lease equipment	(8.75)%	(9.06)%	(9.40)

Net operating lease revenue	6.00%	5.97%	6.76

Average Operating Lease Equipment (“AOL”)	$12,884.3	$12,611.9	$12,541.4

Net operating lease revenue of $193.2 million improved slightly over the prior quarter due mostly to higher Aerospace asset levels. The decrease from the prior quarters in net operating lease revenue as a percentage of average operating lease assets reflects lower lease rates in Transportation Finance, primarily rail. Rail lease rates and utilization have softened as weak volumes and increased velocity on the rail network have combined to generate a broad-based surplus of rail assets, which will continue to impact lease rates and utilization through 2009. In aerospace, the remaining 2009 aircraft order book and almost half of the aircraft in our 2010 delivery order book have been placed on lease. See “Concentrations – Operating Leases” for additional information regarding operating lease assets.

CREDIT METRICS

Our overall credit metrics continued to reflect weakened performance during the first quarter of 2009 driven by the depressed economic environment, particularly GDP and unemployment, and the lack of market liquidity. These factors, which impacted our Corporate Finance businesses most significantly, led to a compressed timeframe in which companies moved from stressed to workout.

For the quarter, our consolidated net charge-offs were 2.41% as compared to 1.32% in the prior quarter. This level of charge-offs was above prior periods due in large part to the factors noted above. Over 75% of the commercial losses were in Corporate Finance and nearly 60% of those were concentrated in the three sectors of media/entertainment, commercial real estate and energy. Largely all of these charged-off loans were either cash flow or real estate second lien loans.

In line with these deteriorating trends, and in anticipation of further increases in non-accruals and defaults, the reserve was increased by $220 million to $1,316 million at March 31, 2009.

38     CIT GROUP INC

Reserve and Provision for Credit Losses for the quarters ended, (dollars in millions)

	March 31, 2009	December 31, 2008	March 31, 2008

Reserve balance – beginning of period	$1,096.2	$855.7	$574.3

Provision for credit losses	535.4	440.0	246.7
Reserves relating to acquisitions, other	(2.3)	(21.3)	(8.1)

Net additions to the reserve for credit losses	533.1	418.7	238.6

Gross charge-offs
Corporate Finance	190.5	73.6	44.6
Transportation Finance	2.2	–	–
Trade Finance	17.8	23.9	9.7
Vendor Finance	20.1	29.5	8.2
Consumer	38.7	32.3	32.6
Foreign – commercial	57.8	37.1	17.7

Total gross charge-offs	327.1	196.4	112.8

Recoveries
Corporate Finance	1.8	3.0	6.0
Transportation Finance	0.8	–	0.6
Trade Finance	0.3	0.4	0.7
Vendor Finance	4.6	4.7	1.8
Consumer	2.1	1.2	1.8
Foreign – commercial	4.5	8.9	3.8

Total recoveries	14.1	18.2	14.7

Net Credit losses	313.0	178.2	98.1

Reserve balance – end of period	$1,316.3	$1,096.2	$714.8

Reserve for credit losses as a percentage of finance receivables	2.59%	2.06%	1.30%
Reserve for credit losses as a percentage of non-accrual loans	77.8%	77.5%	92.1%
Reserve for credit losses (excluding specific reserves) as a percentage
of finance receivables, excluding guaranteed student loans	1.90%	1.48%	1.28%

Our first quarter reserving actions reflect, in large part, the severe impact on the three sectors noted earlier, but also take into account increased defaults in most other sectors for the remainder of the year. It is our objective to leverage this experience, combined with our active portfolio management, to limit the severity of future losses. However, our success in this area is, in part, dependent on an improvement in the credit markets and market liquidity.

The consolidated reserve for credit losses is intended to provide for losses inherent in the portfolio based on estimates of the ultimate outcome of collection efforts, realization of collateral values, and other pertinent factors. In conjunction with this, we may make additions or reductions to the consolidated reserve level depending on changes to economic conditions or credit metrics, including non-accrual loans, or other events affecting obligors or industries. The total reserve for credit losses of $1,316 million at March 31, 2009 represents management’s best estimate of credit losses inherent in the portfolio based on currently available information. See Risk Factors for additional disclosure on approach and reserve adequacy.

The reserve for credit losses includes three key components: (1) specific reserves for loans that are impaired under SFAS 114, (2) reserves for estimated losses incurred in the portfolio based on historic and projected charge-offs, and (3) reserves for incurred estimated losses in the portfolio based upon economic risks, industry and geographic concentrations and other factors.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     39

Net Charge-offs (charge-offs net of recoveries)
(dollars in millions, % as a percentage of average owned finance receivables)

	Quarters Ended
	March 31, 2009		December 31, 2008		March 31, 2008

Owned
Corporate Finance	$211.1	4.11%	$71.8	1.35%	$39.6	0.71%
Transportation Finance	1.4	0.21%	–	–	(0.6)	(0.09)%
Trade Finance	22.3	1.62%	23.5	1.39%	8.9	0.51%
Vendor Finance	41.5	1.51%	51.8	1.97%	19.4	0.73%

Commercial Segments	276.3	2.78%	147.1	1.42%	67.3	0.63%
Consumer	36.7	1.19%	31.1	0.99%	30.8	0.97%

Total	$313.0	2.41%	$178.2	1.32%	$98.1	0.71%

Non-accruing Loans as a Percentage of Finance Receivables	March 31, 2009		December 31, 2008
Corporate Finance	$1,173.3	5.86%	$946.6	4.56%
Transportation Finance	3.6	0.14%	24.3	0.92%
Trade Finance	92.5	1.70%	81.5	1.35%
Vendor Finance	231.4	2.15%	168.1	1.50%

Commercial Segments	1,500.8	3.88%	1,220.5	3.00%
Consumer	190.9	1.57%	194.1	1.56%

Total	$1,691.7	3.33%	$1,414.6	2.66%

The majority Corporate Finance losses were concentrated in three sectors which combined represent less than 10% of total loans: Media (approximately $50 million of losses on $875 million of loans), Commercial Real Estate ($44 million of losses on $695 million of loans), and Energy ($32 million of losses on $1.1 billion of loans). See Concentrations section for additional information. Although we remain selectively active in the media and energy markets, we ceased extending credit to the commercial real estate sector in late 2007 and are managing that portfolio as a run-off portfolio through a centralized team of dedicated professionals. Further, approximately 65% and 20% of the charge-offs were on cash flow type loans and real estate, respectively while the remaining were asset-based or equipment loans.

Transportation Finance’s charge-off in 2009 relates to a single corporate air transaction and was partially offset by other aerospace recoveries. Although credit metrics, including non-accruals, in this segment remain strong, it is anticipated the current economic climate will continue to put pressure on the underlying creditors.

Trade Finance net-charge offs, in dollar terms, were stable with last quarter, but were elevated from last year’s levels due to the continued weakened retail environment. Net charge-offs a percentage of average finance receivables were up in large part due to lower average finance receivables resulting from a combination of seasonality, lower demand and a focused effort to selectively reduce our credit exposure to weaker participants in this industry. Non accruals increased at a slower rate than other segments, 35 bps or $11 million. It is our current expectation that the retail environment to remain challenged throughout 2009.

Vendor Finance net charge-offs decreased 46 bps from last quarter to 151 bps in the current quarter and were principally the result of an improvement in smaller ticket charge-offs in the U.S. market partially offset by higher charge-offs in Europe and Canada. During the quarter, non accruals increased by 65 bps or $63 million due primarily to one larger U.S. based account and some moderate sized accounts in Europe. It is anticipated that these larger vendor account matters will be resolved in the coming quarters but, in the estimation of management, have been appropriately reserved for in the current quarter.

40     CIT GROUP INC

Consumer charge-offs were slightly up from the prior quarter and prior year due to higher losses on private (non-U.S. government guaranteed) student loans, as the portfolio seasons and more accounts enter payment status.

Finance receivables (dollars in millions)

	March 31, 2009	December 31, 2008
Corporate Finance	$20,025.9	$20,768.8
Transportation Finance	2,536.0	2,647.6
Trade Finance	5,432.2	6,038.0
Vendor Finance	10,734.5	11,199.6

Commercial Segments	38,728.3	40,654.0

Consumer	12,130.8	12,472.6

Total	$50,859.1	$53,126.6

Credit Reserves for Finance Receivables
Commercial	$1,074.6	$857.9
Consumer	241.7	238.3

	$1,316.3	$1,096.2

Non-accrual, Restructured and Past Due Loans (dollars in millions)

	March 31,	December 31,
	2009	2008

Non-accrual Loans
U.S.	$1,322.2	$1,081.7
Foreign	178.5	138.8

Commercial Segment	1,500.7	1,220.5

Consumer	190.9	194.1

Non accrual loans	$1,691.6	$1,414.6

Accruing loans past due 90 days or more	$630.6	$669.6

We anticipate that the challenging economic and market environment impacting our clients will persist in the remaining nine months of 2009. As a result, we expect deteriorating trends in our non-accrual loans and charge-offs to continue, with further weakness across a broad dispersion of industry sectors as our customers and clients face weak demand for their products and increased cost of capital. In our experience, credit losses have historically extended beyond the end of recessionary periods and, thus, our ability to navigate through this difficult credit cycle will be partly dependent on how successfully we are able to execute on our risk management and work out strategies.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     41

OTHER INCOME

	March 31,	December 31,	March 31,
	2009	2008	2008

Rental income on operating leases	$475.2	$474.0	$506.7
Other:
Fees and commissions	29.6	25.8	72.6
Factoring commissions	44.1	48.8	49.2
Gains on sales of leasing equipment	14.1	42.8	47.8
Gains (losses) on loan sales and syndication fees	4.7	0.6	4.7
Gains on portfolio dispositions	–	4.2	–
Investment (losses) gains	(0.3)	0.2	0.1
(Losses) gains on securitizations	–	–	4.1
Valuation allowance for receivables held for sale	–	–	(117.5)
Mark to estimated fair value TARP warrant liability	95.8	–	–

Total other	188.0	122.4	61.0

Total other income	$663.2	$596.4	$567.7

Total other income, which continues to be impacted by the loss of previously existing revenue opportunities such as loan sales and syndications resulting from the constrained capital markets, also reflects impairment charges on loans and retained interests.

Rental income on operating leases is earned from equipment leased to customers. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” for additional information regarding rental income. See “Concentrations –Operating Leases” for additional information regarding operating lease assets.

Fees and commissions are comprised of asset management, agent and servicing fees, including securitization-related servicing fees, accretion and impairments, advisory and agent fees, as well as income from joint venture operations. Fees and commissions for the March 2009 quarter were impacted by lower deal activity consistent with current market conditions. Impairment charges on certain retained interests totaled $18 million for the 2009 first quarter, up $12 million from last quarter and $19 million less than charges from a year ago. 2009 fees and commissions were also reduced in connection with bringing on-balance sheet certain previously securitized receivables.

The fourth quarter of 2008 includes $61 million of impairment charges on equity interests in commercial real estate properties, $15.8 million of charges resulting from the remediation of account reconciliation items, $15 million of valuation charge related to previously terminated derivative transactions, partially offset by $27 million of gains on derivatives that did not qualify for hedge accounting treatment, including foreign exchange derivatives and swaps that previously hedged our commercial paper program.

The first quarter of 2008 includes a $33 million impairment charge due to the repricing of debt that was triggered by the sale of CIT’s joint venture equity interest in DFS in the fourth quarter of 2007.

Factoring commissions declined from the prior quarter and prior year as an increase in rates was more than offset by lower factoring volumes reflecting the weakened retail environment.

Gains on sales of leasing equipment decreased from the prior quarter and prior year on fewer aircraft sales.

Gains on loan sales and syndication fees continue to be constrained by market illiquidity with lower demand for syndications and receivable sales.

Gains on portfolio dispositions and Investment (losses) gains reflect limited activity and $4.2 million of portfolio gains in the quarter ended December 2008.

Gains on securitizations have been impacted by the limited activity in capital markets and by the Company’s increased use of on-balance sheet securitization structures.

Valuation allowance for receivables held for sale in the first quarter 2008 represents a lower of cost or market valuation related to the decision to sell $4.6 billion of Corporate Finance segment asset-based loans and related commitments.

Mark to estimated fair value TARP warrant liability followed the adoption of EITF 07-5. See Note 1 for additional information.

42     CIT GROUP INC

EXPENSES

Other expenses for the Quarters ended (dollars in millions)

	March 31,	December 31,	March 31,
	2009	2008	2008

Depreciation on operating lease equipment	$282.0	$285.8	$294.6
Salaries and general operating expenses:
Compensation and benefits	164.0	171.4	184.7
Professional fees	30.6	60.7	20.9
Technology	20.5	20.8	22.0
Net occupancy expense	16.2	19.2	18.8
Other expenses	50.4	80.4	57.3

Total salaries and general operating expenses	281.7	352.5	303.7
Provision for severance and facilities exiting activities	20.3	52.0	69.1
Goodwill and intangible assets impairment charges	–	12.7	–
(Gains) losses on debt and debt-related derivative extinguishments	(139.4)	(216.1)	148.1

Total other expenses	$444.6	$486.9	$815.5

Efficiency ratio(1)	105.2%	103.6%	70.5%
Headcount	4,830	4,995	5,735

(1)	The efficiency ratio is the ratio of salaries and general operating expenses (excluding the provision for severance and facility exiting activities) to total net revenues (before provision for credit losses). The ratio in excess of 100% reflects reduced revenues.

Depreciation on operating leases is recognized on owned equipment over the lease term or projected economic life of the asset. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” for additional information regarding depreciation. See “Concentrations – Operating Leases” for additional information regarding operating lease assets.

Salaries and general operating expenses in the quarter were $282 million before severance and facility exit costs, down from the prior quarters reflecting lower compensation costs, consistent with lower headcount, and reduced discretionary expenditures.

  Compensation and benefits trended lower in total reflecting reductions in headcount as we transform into smaller company. The reduction from last quarter was partially offset by higher benefit costs. On average (total compensation and benefits divided by average full time equivalent (FTE)), compensation and benefit expenses were up less than 4% per FTE compared to the prior year quarter, and down about 2% from last quarter.

  Professional fees are above the March 2008 quarter reflecting $3 million of costs associated with bank holding company (BHC) activities and higher legal costs, while below last quarter, which included $31 million of BHC costs.

  Technology costs decreased slightly from prior quarter and are lower than prior year in connection with efficiency improvement efforts.

  Net Occupancy expense decreased due to real estate facility restructuring activities, as reflected in the increased provision for severance and real estate exit activities.

  Other expenses are below prior year in connection with cost streamlining initiatives, which led to decreased expenses across several categories, including travel and entertainment and advertising. The December 2008 quarter includes $32.7 million in charges resulting from the remediation of reconciliation controls primarily in the European Vendor Finance business that relate primarily to a number of prior year periods.

Provision for severance and facilities exiting activities of $20.3 million primarily reflects the elimination of approximately 140 employees (3% of the workforce) and exiting from four facilities in conjunction with streamlining operations across the Company. A portion of the savings from these actions will be reinvested in infrastructure and resources to support compliance requirements relating to CIT’s conversion to a bank holding company. The December 2008 provision of $52.0 primarily reflects the elimination of approximately 185 employees and the March 2008 provision of $69.1 million reflect workforce reductions of approximately 500. See Note 16 – Severance and Facilities Exiting Reserves for additional information.

Goodwill and intangible assets impairment charges in the prior quarter relate to Vendor Finance resulting from the remediation of account reconciliation controls. See “Goodwill and Intangible Assets” for additional information.

Gain (loss) on debt and debt-related derivative extinguishments in the current quarter includes the pre-tax gain of $139.4 million (net of costs to unwind related hedges) from the repurchase of $471 million of senior unsecured notes. The prior quarter gain of $216.1 million primarily relating to the extinguishment of $490 million in debt related to our equity unit exchange (gain of $99 million) and the extinguishment of $360 million in Euro and Sterling denominated senior unsecured notes (gain of $110 million). Prior year first quarter losses of $148.1 million are due to the discontinuation of hedge accounting for interest rate swaps hedging our commercial paper program.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     43

GOODWILL AND INTANGIBLE ASSETS

The Company performed goodwill impairment testing at March 31, 2009, taking into account the diminished earnings performance, particularly in the Corporate Finance segment, coupled with the fact that the Company’s common stock has continued to trade below book value per share throughout the first quarter of 2009.

The impact of the current economic and credit downturn and liquidity constraints resulted in a significantly lower calculated fair value for the segments when compared to our year-end analysis. In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify potential impairment, in accordance with SFAS 142, the estimated fair values of the two remaining reporting units with goodwill, Corporate Finance and Trade Finance, were developed using an internally prepared discounted cash flow analysis (DCFA) utilizing observable market data to the extent available. The discount rates utilized in both the Company’s year-end 2008, and first quarter 2009 DCFA for these two segments were approximately 16% for Corporate Finance and 13% for Trade Finance, leverage was 9.4% for Corporate Finance and 10.5% for Trade Finance, reflecting market based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of individual segments. The terminal growth rate used in our analysis for both segments was 5%, in line with historical GDP growth. Forward earnings projections used in the analysis are in line with those utilized by senior management in the conduct of the Company’s operations and presented to the Board in connection with our strategic planning process. Management performed a reasonableness test on the fair values assumed for the reporting units by reconciling the estimated fair value of the reporting units to the market capitalization of the Company. The results of this Step 1 process indicated potential impairment of the entire goodwill balance relating to the Corporate Finance segment, as the book values of this segment exceeded its estimated fair value. There was no indicated potential impairment for Trade Finance, as the estimated fair value of this segment exceeded its corresponding book value.

As a result, management performed the second step (“Step 2”) to quantify the goodwill impairment, if any, for the Corporate Finance segment in accordance with SFAS 142. In this step, the estimated fair value for the segment was allocated to its respective assets and liabilities in order to determine an implied value of goodwill, in a manner similar to the calculations performed in accounting for a business combination. For the purpose of performing this step, we valued the segment's finance receivable assets and related debt liability, and reviewed other material asset and liability accounts at March 31, 2009. Assets were valued by classifying the segment's receivable portfolio in accordance with credit quality, and then applying an estimated discount calculated using observable market data to the extent available. The finance receivable discount derived as of March 31, 2009 was approximately 29%. Debt was valued by applying estimated market secured and unsecured cost of funds, using observable market data to the extent available. We applied this estimated debt discount using a blended funding model equal to the segment's actual secured and unsecured funding mix. The debt discount derived was approximately 15% at March 31, 2009. For the Corporate Finance segment, the second step analysis indicated that the fair value shortfall was attributable to tangible assets (primarily finance receivables), rather than the goodwill (franchise value) of the segment. Therefore, no impairment charge was required for the Corporate Finance segment goodwill at March 31, 2009. A summary of the Company’s Step 1 and Step 2 analysis for the Corporate Finance segment is presented in the following table:

Goodwill Analysis: Corporate Finance Segment (dollars in millions)

	March 31, 2009	December 31, 2008

Equity Allocated to Corporate Finance Segment (Including goodwill)	$2,386.0	$2,463.0
Estimated Fair Value of Corporate Finance Segment (discounted cashflow analysis)	962.4	1,595.5

‘Step 1’ – Potential Impairment	$1,423.6	$867.5

‘Step 2’ – Asset / Liability Net Discount	$(1,478.0)	$(1,139.0)

Indicated impairment	None	None

See Note 4 – Goodwill and Intangible Assets for additional information regarding the impairment testing.

Given the relatively narrow margin of the implied fair value of the Corporate Finance goodwill over its book value this quarter, our analysis of key variables indicates a high degree of sensitivity to changes in estimates. Should the future earnings and cash flows of Corporate Finance significantly decline from plan and/or discount rates increase, or there be an increase in the fair value of finance receivables without a corresponding increase in total reporting unit fair value, an impairment charge to goodwill and other intangible assets may be required. For example, if the discount rate utilized in valuing the Corporate Finance segment were increased by 150 basis points, or if the discount applied to the finance receivable assets were to decrease by 100 basis points, impairment of the segment’s goodwill would be indicated. Further, a 5% decline in the discounted value of the earnings projections underlying the Corporate Finance segment valuation would also indicate impairment. The preservation of the segment’s franchise value is largely dependent on the success of the Company’s planned liquidity measures, including the approval of TLGP participation and additional 23A asset transfers into the bank, as well as restoration of the Company’s funding model. See Liquidity Risk Management for additional information and a discussion of risks to these plans.

44     CIT GROUP INC

Also, should we determine that changes in the business itself, the economic environment including business valuation levels and trends, or the legislative or regulatory environment have adversely affected either the fair value of the business or the fair value of our individual segments, we may be required to take an impairment charge to the extent that the carrying values of our goodwill or intangible assets exceeds the fair value of the business in any segments with goodwill and intangible assets. Also, if we sell a business for less than the book value of the assets sold, plus any goodwill or intangible assets attributable to that business, we may be required to take an impairment charge on all or part of the goodwill and intangible assets attributable to that business.

Our analysis at quarter end is strongly influenced by assumed recovery in 2010 and growth to more normalized levels in 2010 and beyond. We believe that we can preserve the franchise value of our segments by improving core performance and executing a path to profitability via credit improvement, margin enhancement and expense management.

The Company’s stock price has been trading below its book value and tangible book value for six consecutive quarters. Management attributes its low stock price to both financial services industry-wide and Company specific factors. For as long as the Company’s stock price continues trading at such levels in relation to book value and tangible book value, the Company will continue performing quarterly evaluations of the carrying value of goodwill and intangible assets.

INCOME TAXES

Income Tax Data for the quarters ended March 31 (dollars in millions)

	2009	2008

(Benefit) provision for income taxes	$(4.9)	$13.2
Tax (benefit) provision on significant, unusual items	–	(104.7)
Tax liability releases/NOL valuation adjustments/Changes in uncertain tax liabilities	12.9	(4.9)

(Benefit) provision for income taxes on continuing operations	8.0	(96.4)
(Benefit) provision for income tax on discontinued operation	–	(197.8)

(Benefit) provision for income tax – Total	$8.0	$(294.2)

Effective tax rate – continuing operations – excluding discrete items	1.5%	(18.5)%
Effective tax rate – continuing operations	(2.4)%	28.6%
Effective tax rate – discontinued operation	–%	101.0%
Effective tax rate – total	(2.4)%	55.2%

CIT’s tax provision for continuing operations for the quarter ended March 31, 2009 of $8.0 million equated to a (2.4)% effective tax rate, compared with an effective tax rate for continuing operations of 28.6% for the quarter ended March 31, 2008. The negative effective tax rate is the result of U.S. federal and state valuation allowances recorded against U.S. losses, taxes on international operations, and certain discrete tax items.

As of December 31, 2008, CIT had U.S. federal net operating losses of approximately $4.1 billion which expire beginning in 2027. During 2008, a full valuation allowance was recorded against the federal net deferred tax asset as CIT has not relied on future income from operations in recognizing the tax benefit for these losses. Tax benefit has been recorded to the extent that CIT has identified taxable income within the carryforward period, primarily related to deferred tax liabilities.

Excluding discrete tax items (explained below), the 2009 annual effective tax rate was approximately 1.5%. CIT’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to federal and state tax valuation allowance, separate state and local income taxes, international results taxed at lower rates, and permanent differences between the book and tax treatment of certain items.

Included in the 2009 tax provision is $12.9 million in net tax expense comprised primarily of a $19.3 million increase in state tax valuation allowance, offset by a favorable settlement of a foreign tax dispute. Included is a $0.1 million net decrease in liabilities related to uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” and related interest (the net of a $13.3 million increase and $13.4 million decrease). The Company believes that the total unrecognized tax benefits may decrease due to the settlement of audits and the expiration of various statutes of limitations prior to March 31, 2010 in the range of $60 to $70 million.

The income tax benefit for the quarter ended March 31, 2008 included a $4.9 million net decrease in liabilities related to uncertain tax positions and related interest. In 2008, certain significant, unusual items (the loss on asset-backed lending commitments and the loss on swaps hedging commercial paper program that became inactive) were taxed separately at higher U.S. statutory tax rates than the tax rates applied to the Company’s other items of ordinary income and expense. The combined tax benefit related to these items amounted to $104.7 million, as shown in the preceding table.

The 2009 effective tax rate may vary from the current effective tax rate primarily due to changes in the mix of domestic and international earnings and the impact of the valuation allowance recorded against US deferred taxes in 2009.

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

FINANCING AND LEASING ASSETS

CIT GROUP INC. AND SUBSIDIARIES OWNED AND MANAGED ASSET COMPOSITION (dollars in millions)

	March 31, 2009	December 31, 2008	Percentage Change

Corporate Finance
Finance receivables	$20,025.9	$20,768.8	(3.6)%
Operating lease equipment, net	252.8	263.4	(4.0)%
Financing and leasing assets held for sale	22.8	21.3	7.0%

Owned assets	20,301.5	21,053.5	(3.6)%
Finance receivables securitized	684.6	785.3	(12.8)%

Owned and securitized assets	20,986.1	21,838.8	(3.9)%

Transportation Finance
Finance receivables	2,536.0	2,647.6	(4.2)%
Operating lease equipment, net	12,026.2	11,484.5	4.7%
Financing and leasing assets held for sale	21.9	69.7	(68.6)%

Owned assets	14,584.1	14,201.8	2.7%

Trade Finance
Finance receivables	5,432.2	6,038.0	(10.0)%

Vendor Finance
Finance receivables	10,734.2	11,199.6	(4.2)%
Operating lease equipment, net	896.2	958.5	(6.5)%

Owned assets	11,630.4	12,158.1	(4.3)%
Finance receivables securitized	643.5	783.5	(17.9)%

Owned and securitized assets	12,273.9	12,941.6	(5.2)%

Consumer
Finance receivables – student lending	11,894.0	12,173.3	(2.3)%
Finance receivables – other	236.8	299.3	(20.9)%
Financing and leasing assets held for sale	144.2	65.1	121.5%

Owned assets	12,275.0	12,537.7	(2.1)%

Other – Equity Investments	219.1	265.8	(17.6)%

Owned and securitized assets	$65,770.4	$67,823.7	(3.0)%

Our plan during the first quarter 2009 and throughout 2008 was to carefully manage our liquidity and strategically target key customers and relationships in response to the tight credit conditions in the markets, resulting in lower new volume generation and decreased asset balances. Origination volume in our commercial businesses, excluding factoring, was $2.4 billion for the quarter, down from $3.3 billion last quarter, which led to decreased Corporate Finance and Vendor Finance assets. Transportation Finance assets increased as a result of scheduled commercial aircraft deliveries, all of which were leased. Trade Finance asset levels reflect weaker general economic conditions and some seasonal slowdown as volume decreased to $8.3 billion for the quarter from $10.4 billion last quarter. The Consumer segment ceased originating new student loans in 2008. See “Results by Business Segment” for further commentary.

Assets held for sale increased $32.8 million to $188.9 million but remain well below prior year levels as there has been minimal Corporate Finance syndication activity and Vendor Finance securitization activity due to the lack of market liquidity and less favorable pricing. Aerospace assets held for sale decreased following two plane sales and transfer of one plane back to portfolio. Consumer assets held for sale increased as March 31, 2009 balance includes $78 million of student loans which will be sold.

The equity investments balance primarily reflects positions taken as enhancements to loan transactions. In limited instances, a unit of Corporate Finance would invest directly in marketable instruments. The decline from December reflects a decline in value of an investment in preferred stock.

See Non-GAAP Financial Measurements for reconciliation of owned and securitized assets.

46     CIT GROUP INC

Owned and Securitized Assets Rollforward (dollars in millions)

Quarter Ended March 31, 2009

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total

Balance at December 31, 2008	$22,082.2	$14,202.1	$6,038.0	$12,941.6	$55,263.9	$12,559.8	$67,823.7

New Business volumes	341.4	630.4	–	1,438.6	2,410.4	0.6	2,411.0
Receivable sales	(13.5)	–	–	–	(13.5)	–	(13.5)
Syndications	–	–	–	(238.6)	(238.6)	–	(238.6)
Asset sales	(52.0)	(38.7)	–	–	(90.7)	–	(90.7)
Collections and other	(1,175.6)	(209.3)	(605.8)	(1,867.7)	(3,858.4)	(263.1)	(4,121.5)

Balance at March 31, 2009	$21,182.5	$14,584.5	$5,432.2	$12,273.9	$53,473.1	$12,297.3	$65,770.4

The nature of financing provided by the five operating segments is summarized in Results by Business Segment.

Total Business Volumes (Excluding Factoring) (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2009	2008	2008

Corporate Finance	$341.4	$834.2	$2,161.2
Transportation Finance	630.4	721.8	710.1
Vendor Finance	1,438.6	1,784.9	2,240.8

Commercial Segments	2,410.4	3,340.9	5,112.1

Consumer	0.6	1.5	1,210.0

Total	$2,411.0	$3,342.4	$6,322.1

The decrease in origination volume in our commercial businesses reflects weak economic conditions, seasonality, and balancing of liquidity with customer needs. The consumer decline resulted from our decision to cease originating new private student loans late in 2007 and government-guaranteed loans in 2008.

Syndications and Receivables Sales

	Quarters Ended
	March 31,	December 31,	March 31,
	2009	2008	2008

Corporate Finance	$13.5	$90.1	$428.4
Vendor Finance	238.6	407.2	59.4

Commercial Segments	252.1	497.3	487.8
Consumer	–	–	55.1

Total	$252.1	$497.3	$542.9

Due to market liquidity constraints, and our strategic focus on limiting new business growth, sales and syndication activities were sharply reduced during the first quarter of 2009 and throughout 2008.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     47

RISK WEIGHTED ASSETS

Managed assets, comprised of financing and leasing assets and receivables securitized in off-balance sheet securitization structures, has historically been utilized by the Company in both the measurement of asset growth and capital adequacy. With our conversion to a bank holding company, the primary measurement of capital adequacy will be based upon risk-weighted asset ratios in accordance with quantitative measures of capital adequacy established by the Federal Reserve. Under the capital guidelines of the Federal Reserve, certain commitments and off-balance sheet transactions are provided asset equivalent weightings, and together with assets, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (U.S. Treasury Bonds) to 100%. The reconciliation of managed assets to risk-weighted assets at March 31, 2009 and December 31, 2008 is presented in the following table:

	March 31,	December 31,
	2009	2008

Owned and securitized assets	$65,770.4	$67,823.7
Receivables securitized in off-balance sheet structures	(1,328.1)	(1,568.8)
Other balance sheet assets	12,531.0	15,290.2
Risk-weighting and other adjustments(1)	(3,970.1)	(2,141.9)

Risk-weighted assets	$73,003.2	$79,403.2

(1)	Largely adjustments relating to lower risk assets such as U.S. government guaranteed student loans in part offset by adjustments relating to loan commitments and other off-balance sheet items.

See Note 9 – Capital for more information.

RESULTS BY BUSINESS SEGMENT

Certain expenses are not allocated to the operating segments. These are reported in Corporate and Other and consist primarily of the following: (1) certain funding costs, as the segment results reflect debt transfer pricing that matches assets (as of the origination date) with liabilities from an interest rate and maturity perspective; (2) certain tax provisions and benefits; (3) a portion of credit loss provisioning in excess of amounts recorded in the segments, primarily reflecting estimation risk; and (4) dividends on preferred securities, as segment risk adjusted returns are based on the allocation of common equity.

Results by business segment are discussed below. See Note 15 – Business Segment Information for additional details.

Corporate Finance

	Quarters Ended
	March 31,	December 31,	March 31,
	2009	2008	2008

Earnings Summary
Interest income	$255.6	$341.1	$422.6
Interest expense	(150.0)	(207.0)	(254.4)
Provision for credit losses	(393.4)	(307.1)	(83.9)
Rental income on operating leases	11.7	12.5	16.3
Other income, excluding rental income	(0.3)	(37.3)	(53.7)
Depreciation on operating leases equipment	(7.7)	(8.0)	(9.2)
Other expenses, excluding depreciation	(106.8)	(99.9)	(114.2)
(Provision) benefit for income taxes and noncontrolling interests	150.6	125.1	29.2

Net income (loss)	$(240.3)	$(180.6)	$(47.3)

Select Average Balances
Average finance receivables (AFR)	$20,544.3	$21,320.8	$22,447.3
Average operating leases (AOL)	191.0	194.9	241.4
Average earning assets (AEA)	20,740.5	21,627.2	23,085.1
Statistical Data
Net finance revenue (interest and rental income,
net of interest expense and depreciation) as a % of AEA	2.12%	2.57%	3.04%
Operating lease margin (rental income net of depreciation) as a % of AOL	8.38%	9.24%	11.76%
Net credit losses as a % of AFR	4.11%	1.35%	0.71%
New business volume	$341.4	$834.2	$2,161.2

48     CIT GROUP INC

Corporate Finance consists of a number of units that focus on marketing to different industry sectors, such as commercial and industrial (C&I), communications, media and entertainment (CM&E), healthcare, small business lending, and energy. It also provides merger and acquisition services and contains a syndicated loan group. Revenue is generated primarily from the interest earned on loans extended, supplemented by fees collected on the services provided.

  Results in 2009 and 2008 include substantially higher credit costs reflecting the impact of the weak economy, as well as the continued dislocation in capital markets that has negatively impacted our ability to originate new business and generate fees, resulting in higher losses and lower fee income.

  Total net revenues (the sum of interest, rental and other income, net of interest expense and depreciation) remained weak during the quarter. Interest income was down from last quarter on lower asset balances and market rates coupled with a higher level of non-accrual loans. Interest expense, while down from last quarter on the lower asset levels, reflects the higher funding costs associated with secured financing.

  Fees and other income were down as low activity in the loan syndication and M&A markets limited opportunities to generate fees. The current quarter also included $17 million of impairment charges on retained interests, while last quarter included approximately $61 million of impairment charges on real estate assets. The March 2008 quarter other income included $117.5 million of valuation allowances on assets transferred to held-for-sale for liquidity purposes.

  Credit metrics, including net charge-offs and non-accrual loans, weakened materially this quarter. This weakening was primarily attributable to both higher severity and more rapid realization of losses as current markets provide companies with fewer workout options and have led to a substantially higher level of bankruptcies and liquidations. This deterioration was particularly notable in the print media and communications, energy, and commercial real estate sectors, which accounted for 60% of current quarter segment charge-offs. In the current quarter, the loan loss reserve increased by $181 million, charge-offs nearly tripled to 4.11% of AFR, and non-accruals as a percentage of AFR increased 130 bps to $1,173 million.

  New business volume was $0.3 billion for the quarter, down 59% from last quarter, reflecting both weak market conditions and the need to manage liquidity.

  Owned assets were down 4% from the prior quarter and 13% from the prior year quarter reflecting lower volume and 2008 receivable sales. During 2008, $3.5 billion of assets were sold or syndicated, including $1.2 billion of asset-based commercial loans sold for liquidity purposes.

Transportation Finance

	Quarters Ended
	March 31,	December 31,	March 31,
	2009	2008	2008

Earnings Summary
Interest income	$44.6	$44.4	$49.7
Interest expense	(136.6)	(144.9)	(149.0)
Provision for credit losses	1.6	23.8	0.4
Rental income on operating leases	336.8	329.8	342.8
Other income, excluding rental income	8.7	34.8	39.7
Depreciation on operating leases equipment	(162.1)	(156.3)	(149.5)
Other expenses, excluding depreciation	(41.1)	(32.0)	(40.6)
(Provision) benefit for income taxes and noncontrolling interests	(5.9)	(17.9)	(9.0)

Net income (loss)	$46.0	$81.7	$84.5

Select Average Balances
Average finance receivables	$2,625.7	$2,649.4	$2,606.0
Average operating leases	11,772.9	11,420.6	11,189.9
Average earning assets	14,405.8	14,071.9	13,790.0
Statistical Data
Net finance revenue as a % of AEA	2.29%	2.08%	2.73%
Operating lease margin as % of AOL	5.94%	6.08%	6.91%
Net credit losses as a % of AFR	0.21%	–	(0.09)%
New business volume	$630.4	$721.8	$710.1

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     49

Transportation Finance primarily leases aircraft to airline companies globally and rail equipment to North American operators, and provides other financing to these customers as well as those in the defense sector. Revenue is primarily generated from the rents collected on the leased assets, and to a lesser extent from the interest on loans and gains from assets sold.

  Results for the current quarter reflect continued good performance in aerospace and some softening in rail and lower gains from equipment sales.

  Total net revenues decreased from prior year on lower gains on aircraft sales. The decrease from the prior periods in operating lease margins reflects lower lease rates, primarily in rail. Rail lease rates and utilization have softened as weak volumes and increased velocity on the rail network have combined to generate a broad-based surplus of rail assets, which will continue to impact lease rates and utilization through 2009.

  Credit quality remained strong; charge-offs were low and the level of non-accrual loans declined from December 31, 2008.

  Volume was down from last quarter, primarily due to fewer rail car purchases. We took delivery of and placed 7 commercial aircraft.

  Asset growth remained moderate, up 3% from the prior quarter and 5% from March 2008 driven by new aircraft deliveries. Our commercial aircraft portfolio was fully leased at March 31, 2009, while rail utilization declined from year-end to 93% including commitments to lease rail cars as there was softening of demand for railcar placements. At March 2009 there were 107 aircraft on order. See Note 12 – Commitments for additional information.

Trade Finance

	Quarters Ended

	March 31,	December 31,	March 31,
	2009	2008	2008

Earnings Summary
Interest income	$31.4	$48.2	$59.2
Interest expense	(16.1)	(17.2)	(22.9)
Provision for credit losses	(16.6)	(6.1)	(10.0)
Other income, commissions	44.1	48.8	49.9
Other income, excluding commissions	10.3	11.6	16.0
Other expenses	(36.4)	(34.5)	(39.2)
(Provision) benefit for income taxes and noncontrolling interests	(7.6)	(20.3)	(20.1)

Net income (loss)	$9.1	$30.5	$32.9

Select Average Balances
Average finance receivables	$5,525.5	$6,782.4	$7,030.3
Average earning assets(1)	2,737.3	3,318.8	3,018.4
Statistical Data
Net finance revenue as a % of AEA	2.23%	3.73%	4.80%
Net credit losses as a % of AFR	1.62%	1.39%	0.51%
Factoring volume	$8,346.0	$10,387.3	$10,590.1

(1)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Trade Finance provides factoring, receivable and collection management products, and secured financing to businesses that operate in several industries, including apparel, textile, furniture, home furnishings and electronics. Clients are primarily U.S.-based with some international business in Asia and Europe. Revenue is primarily generated from commissions earned on factoring activities and interest on loans.

  Net income decreased from the prior quarter reflecting higher credit costs and lower factoring volumes. Net income in 2009 and 2008 has been impacted by the weak retail environment.

  Total net revenues were down from last quarter as an increase in factoring commission rates was more than offset by lower factoring volumes, reflecting seasonality, the weaker retail environment and tighter credit standards. Net finance revenue as a percentage of average earning assets declined from last quarter reflecting higher relative funding costs.

  Net charge-offs of $22 million in the current quarter and $23 million last quarter were well above $9 million from March 2008 quarter reflecting the weak retail environment. Non-accrual accounts increased 13% to $92.5 million and were $48 million above the March 2008 level.

  Assets were down 10% from last quarter and 22% from March 2008 reflecting the lower factored volume.

50     CIT GROUP INC

Vendor Finance

	Quarters Ended

	March 31,	December 31,	March 31,
	2009	2008	2008

Earnings Summary
Interest income	$230.0	$240.1	$273.5
Interest expense	(144.4)	(160.9)	(155.4)
Provision for credit losses	(80.7)	(26.3)	(28.2)
Rental income on operating leases	127.2	132.3	148.0
Other income, excluding rental income	26.3	26.3	11.8
Depreciation on operating leases equipment	(112.5)	(121.6)	(136.1)
Other expenses, excluding depreciation and goodwill and intangible impairment charges	(87.4)	(127.1)	(104.0)
Goodwill and intangible impairment charges	–	(12.7)	–
(Provision) benefit for income taxes and noncontrolling interests	16.2	40.0	(3.0)

Net income (loss)	$(25.3)	$(9.9)	$6.6

Select Average Balances
Average finance receivables	$11,014.7	$10,541.6	$10,635.3
Average operating leases	920.3	996.4	1,110.0
Average earning assets	11,935.0	11,551.2	12,105.1
Statistical Data
Net finance revenue as a % of AEA	3.36%	3.11%	4.30%
Operating lease margin as % of AOL	6.39%	4.30%	4.29%
Net credit losses as a % of AFR	1.51%	1.97%	0.73%
New business volume	$1,438.6	$1,784.9	$2,240.8

Vendor Finance offers vendor programs in information technology, office products, telecommunications equipment, software and other asset types across multiple industries. It earns revenues on financing provided to commercial and consumer end users for the purchase or lease of products and fees on services provided, such as asset management services, loan processing and real-time credit adjudication.

  Current quarter results were driven by higher credit provisions and low levels of other income. The prior quarter included $78.3 million of pre-tax charges in the European Vendor Finance business resulting from the remediation of reconciliation matters. These adjustments are reflected in several lines on the 2008 income statement, most notably a $7.6 million reduction to interest income, $25.3 million decrease to other income, $32.7 million increase to non-operating expenses and $12.7 million increase to goodwill and intangible assets impairment charges. The March 2008 quarter included a pre-tax $33 million impairment charge reflecting the repricing of debt costs underlying a securitization conduit.

  Total net revenues, excluding prior quarter charges related to the remediation of reconciliation matters, decreased and were impacted by the December 2008 return on-balance sheet of $1.5 billion of Dell conduit assets which are comparatively lower-yielding and which resulted in lower other income.

  The provision for credit losses rose substantially from last quarter as non-accrual loans increased $63 million primarily due to one US based account moving to workout and a few troubled accounts in Europe. Charge-offs decreased $10 million this quarter but remained well above levels from the March 2008 quarter.

  New business volume was $1.4 billion versus $1.8 billion last quarter as we proactively managed originations.

  Total financing and leasing assets, including securitized, were $12.3 billion, down from $16.1 billion at March 2008, reflecting lower volume and our focus on liquidity.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     51

Consumer

	Quarters Ended

	March 31,	December 31,	March 31,
	2009	2008	2008

Earnings Summary
Interest income	$67.4	$131.3	$161.3
Interest expense	(74.6)	(118.6)	(134.1)
Provision for credit losses	(40.1)	(99.6)	(149.6)
Other income	(3.6)	9.4	(8.4)
Other expenses	(22.6)	(18.3)	(21.3)
(Provision) benefit for income taxes and noncontrolling interests	27.0	30.0	56.9

Net income (loss)	$(46.5)	$(65.8)	$(95.2)

Select Average Balances
Average finance receivables	$12,318.8	$12,597.5	$12,722.5
Average earning assets	12,398.0	12,671.3	12,907.3
Statistical Data
Net finance revenue as a % of AEA	(0.23)%	0.40%	0.84%
Net credit losses as a % of AFR	1.19%	0.99%	0.97%
New business volume	$0.6	$1.5	$1,210.0

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

  Consumer segment losses reflect higher credit costs and low finance revenue as a percentage to AEA.

  Total net revenues declined and were negative for the current quarter as the yield on FFELP government-guaranteed loans, which is determined by the government with reference to the 90-day CP index, fell and funding costs did not decline to the same extent. There has been limited other income in 2008 and 2009 as the secondary market for loan sales seized up with the overall credit markets tightening.

  Net charge-offs increased from last quarter on deterioration in the private student loan portfolio and reserves for credit losses were increased by $3 million to $242 million. Reserves increased from $129 million at March 31, 2008 primarily related to the private student loan portfolio, which were impacted by a pilot training school that declared bankruptcy in 2008. Nonperforming assets of $191 million is comparable to the prior quarter and increased $103 million from March 2008 driven by the private student loan portfolio. We expect this higher level of charge-offs and nonperforming to continue as we run off the portfolio. At March 31, 2009, loans to these pilot training school students totaled approximately $191 million.

  The student loan portfolio decreased by $201 million during the quarter to $12.0 billion portfolio, of which $11.2 billion are U.S. government-guaranteed loans. See “Concentrations” section for more detail on student lending.

52     CIT GROUP INC

Corporate and Other

	Quarters Ended

	March 31,	December 31,	March 31,
	2009	2008	2008

Earnings Summary
Interest income	$10.6	$19.1	$23.2
Interest expense	(135.4)	(146.0)	(116.3)
Provision for credit losses	(6.2)	(24.7)	24.6
Rental income on operating leases	(0.5)	(0.6)	(0.4)
Other income, excluding rental income	102.5	28.8	5.7
Depreciation on operating lease equipment	0.3	0.1	0.2
Other expenses, excluding provision for severance and facilities exit
activities and gain (loss) on debt and debt related derivative extinguishments	12.6	(40.7)	15.6
Other expenses – provision for severance and facilities exit activities	(20.3)	(52.0)	(69.1)
Other expenses – gain (loss) on debt and debt related derivative extinguishments	139.4	216.1	(148.1)
(Provision) benefit for income taxes, preferred stock dividends and noncontrolling interests	(188.8)	16.1	31.4

Net income (loss) before preferred dividends	$(85.8)	$16.2	$(233.2)

Corporate and other expense is comprised primarily of net interest expense not allocated to the segments, provisions for severance and facilities exit activities (see Expense section for detail) and certain corporate overhead expenses.

  Pretax net interest expense in the current quarter was comparable to the prior quarter and increased from the prior year quarter due to costs associated with maintaining excess liquidity and issuing higher-cost secured borrowings following disruption to the Company’s historic funding model in late 2007.

  Other expenses, excluding provision for severance and facilities exiting activities and gain (loss) on debt and debt related derivative extinguishments, last quarter included approximately $31 million of advisory fees and other costs related to our transition to a bank holding company.

  The provision for severance and facilities exit activities reflect a work force reduction and facility closing charge of $20 million pre-tax, primarily reflecting the elimination of approximately 140 employees. See Expenses section for more information.

  Gain (loss) on debt and debt-related derivative extinguishments in the current quarter includes the pre-tax gain of $139.4 million (net of costs to unwind related hedges) from the repurchase of $471 million of senior unsecured notes. The prior quarter gain of $216.1 million primarily relating to the extinguishment of $490 million in debt related to our equity unit exchange (gain of $99 million) and the extinguishment of $360 million in Euro and Sterling denominated senior unsecured notes (gain of $110 million). Prior year first quarter losses of $148.1 million were due to the discontinuation of hedge accounting for interest rate swaps hedging our commercial paper program. The swaps converted commercial paper, essentially a floating rate liability, to fixed rate for the funding of fixed rate assets with terms similar to the swaps. The loss resulted from declines in market interest rates since inception of the swaps.

  Other income in the current quarter includes a mark to estimated fair value of $95.8 million related to the warrant issued to the U.S. Treasury in conjunction with the TARP program. See Note 1 for additional information.

  The segments record tax expense or benefit as if they were reporting on a stand alone basis. The corporate and other results include tax expense of $188.8 million to offset the income tax benefit reported by the segments. The adjustment reflects the Company’s net operating loss position.

  Preferred stock dividends and accretion, which are not included in the table above, were $60.4 million for the current quarter, $20.4 million last quarter and $7.5 million last year. Current quarter preferred dividends include $49.2 million of preferred stock dividends, up from last quarter reflecting the additional dividends on the TARP investment received in December, and $11.2 million of TARP preferred stock discount accretion that is recorded directly to accumulated deficit.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     53

CONCENTRATIONS AND SELECT BUSINESS DATA

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 5.1% of our total financing and leasing assets at March 31, 2009 (the largest account being less than 1.0%) and 5.2% at year end. The largest accounts primarily consist of companies in the retail, transportation and energy industries.

Operating Leases

	March 31,	December 31,
	2009	2008

Transportation Finance – Aerospace(1)	$7,692.0	$7,236.0
Transportation Finance – Rail and Other	4,334.2	4,248.5
Vendor Finance	896.2	958.5
Corporate Finance	252.8	263.4

Total	$13,175.2	$12,706.4

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

The increases in the Transportation Finance – Aerospace reflects deliveries of new commercial aircraft. We had 227 commercial aircraft on operating lease at March 31, 2009 compared with 216 at December 31, 2008. As of March 31, 2009, our operating lease railcar portfolio consisted of approximately 101,400 cars including 29,000 cars under sale-leaseback contracts. Railcar utilization remained fairly strong with approximately 93% of our fleet in use.

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

The joint venture agreement with Snap-on runs until January 2010. The Avaya agreement, which relates to profit sharing on a CIT direct origination program, extends through September 2009, pursuant to a renewal provision in the agreement.

Our financing and leasing assets include amounts related to the Dell, Snap-on, and Avaya joint venture programs. These amounts include receivables originated directly by CIT as well as receivables purchased from joint venture entities. A significant reduction in origination volumes from any of these alliances could have a material impact on our asset and net income levels.

For additional information regarding certain of our joint venture activities, see Note 14 – Certain Relationships and Related Transactions.

Joint Venture Relationships (dollars in millions)

	March 31,	December 31,
	2009	2008

Owned Financing and Leasing Assets
Dell U.S.	$2,101.1	$2,188.7
Dell – International	1,357.2	1,503.6
Snap-on	1,017.5	1,026.7
Avaya Inc.	566.0	560.9

	$5,041.8	$5,279.9

Securitized Financing and Leasing Assets
Dell U.S.	$175.8	$234.4
Avaya Inc.	146.0	167.2
Dell – International	12.0	16.8
Snap-on	8.4	10.2

	$342.2	$428.6

54     CIT GROUP INC

Geographic Concentrations

The following table represents our geographic profile of our financing and leasing assets by obligor location.

Regional and Industry Composition – Owned Financing and Leasing Assets (dollars in millions)

	March 31, 2009		December 31, 2008

	Amount	Percent	Amount	Percent

Geographic
Northeast	$11,986.2	18.6%	$12,477.3	18.8%
Midwest	10,984.2	17.0%	11,295.9	17.0%
West	9,730.9	15.1%	10,043.8	15.2%
Southeast	7,835.7	12.2%	8,076.6	12.2%
Southwest	6,211.9	9.6%	6,435.9	9.7%

Total U.S.	46,748.9	72.5%	48,329.5	72.9%
Canada	4,384.9	6.8%	4,519.3	6.8%
Other international	13,308.5	20.7%	13,406.1	20.3%

Total	$64,442.3	100.0%	$66,254.9	100.0%

The following table summarizes significant state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our owned financing and leasing portfolio assets.

Further Breakdown of Geographic Concentrations by Obligor

	March 31, 2009	December 31, 2008

State
California	7.4%	7.7%
Texas	7.1%	7.3%
New York	6.9%	7.0%
All other states	51.1%	51.0%

Total U.S.	72.5%	73.0%

Country
Canada	6.8%	6.8%
England	3.5%	3.8%
Germany	2.0%	2.1%
Mexico	1.9%	1.9%
China	1.7%	1.7%
Australia	1.4%	1.3%
Spain	1.0%	1.0%
All other countries	9.2%	8.4%

Total International	27.5%	27.0%

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     55

Industry Concentrations

The following table represents our financing and leasing assets by the industry of the obligor location. (dollars in millions)

	March 31, 2009		December 31, 2008

Industry	Amount	Percent	Amount	Percent

Student lending(1)	$11,972.1	18.6%	$12,173.3	18.4%
Manufacturing(2)	9,023.8	14.0%	9,452.4	14.3%
Commercial airlines (including regional airlines)	8,988.9	13.9%	8,631.9	13.0%
Retail(3)	5,367.1	8.3%	5,833.6	8.8%
Service industries	4,675.3	7.3%	4,726.8	7.1%
Healthcare	4,183.3	6.5%	4,333.5	6.5%
Transportation(4)	2,733.5	4.2%	2,953.7	4.5%
Consumer based lending – non-real estate(5)	2,086.7	3.2%	2,248.6	3.4%
Energy and utilities	1,643.9	2.6%	1,678.0	2.5%
Communications	1,621.5	2.5%	1,658.6	2.5%
Finance and insurance	1,600.2	2.5%	1,629.3	2.5%
Wholesaling	1,177.2	1.8%	1,303.2	2.0%
Other (no industry greater than 2%)(6)	9,368.8	14.6%	9,632.0	14.5%

Total	$64,442.3	100.0%	$66,254.9	100.0%

(1)	Includes Private (non-government guaranteed) loans of $723.5 million and $739.9 million at March 31, 2009 and December 31, 2008. Loans to students at the top 5 institutions, based on outstanding exposure, represents approximately 50% of the private loan portfolio on an unpaid principal balance basis.

(2)	Includes manufacturers of apparel (1.6%), followed by chemical and allied products, food and kindred products, steel and metal products and industrial machinery and equipment.

(3)	Includes retailers of apparel (3.3%) and general merchandise (2.9%).

(4)	Includes rail, bus, over-the-road trucking industries, business aircraft and shipping.

(5)	Includes Dell consumer loans brought back on balance sheet.

(6)	Includes commercial real estate of $794 million (1.2%).

Our commercial real estate portfolio (in the Corporate Finance Segment) totaled approximately $800 million, net of recorded charge-offs, 1.2% of our total financing and leasing assets at March 31, 2009, primarily consisting of investments in the office and hospitality sectors, with almost half of the total portfolio secured by first liens. We ceased originating new investments in 2007 and the portfolio was transferred to a centralized work out group in the fourth quarter of 2008.

During the current quarter, we recorded charge-offs of $44 million and in 2008 we recorded charge-offs of $28 million and impairment charges on repossessed assets of $61 million. Non-accrual loans totaled approximately $135 million in this portfolio at March 31, 2009.

56     CIT GROUP INC

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	March 31, 2009		December 31, 2008

	Net Investment		Net Investment
		Number		Number

By Region:
Europe	$2,581.6	82	$2,715.7	88
Asia Pacific	2,470.5	89	2,299.6	81
U.S. and Canada	1,278.6	71	1,188.7	70
Latin America	1,358.4	43	1,343.3	41
Africa / Middle East	771.8	18	552.4	14

Total	$8,460.9	303	$8,099.7	294

By Manufacturer:
Airbus	$4,949.4	144	$4,685.9	137
Boeing	3,484.5	158	3,387.2	156
Other	27.0	1	26.6	1

Total	$8,460.9	303	$8,099.7	294

By Body Type(1):
Narrow body	$6,494.2	246	$6,268.7	237
Intermediate	1,731.4	46	1,598.8	44
Wide body	208.3	10	205.6	12
Other	27.0	1	26.6	1

Total	$8,460.9	303	$8,099.7	294

By Product:
Operating lease	$7,487.9	227	$7,156.6	216
Loan	734.9	68	711.6	70
Capital lease	141.9	5	140.2	5
Leverage lease	96.2	3	91.3	3

Total	$8,460.9	303	$8,099.7	294

Number of accounts	116		108
Weighted average age of fleet (years)	6		5
Largest customer net investment	$367.7		$376.8
Off-lease aircraft	–		–

(1)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consists primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

Our top five commercial aerospace outstandings totaled $1,399.2 million at March 31, 2009. All of the top five outstandings are to carriers outside of the U.S. The largest outstandings to a U.S. carrier at March 31, 2009 was $163.9 million.

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

See Note 12 – Commitments for additional information regarding commitments to purchase additional aircraft.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     57

Student Lending (Student Loan Xpress)

Our Consumer segment includes our student loan portfolio that is running off. We ceased offering government-guaranteed student loans in 2008 and private student loans during 2007. We service approximately 70% of the portfolio in-house. Student Loan Xpress had arrangements with certain financial institutions to sell selected loans and worked jointly with these financial institutions to promote these relationships. These sales are held on-balance sheet and are further described in On-balance Sheet Securitization Transactions.

Finance receivables by product type for our student lending portfolio are as follows:

	March 31, 2009	December 31, 2008	March 31, 2008

Consolidation loans	$8,974.0	$9,101.4	$9,452.9
Other U.S. Government guaranteed loans	2,274.5	2,332.0	2,374.6
Private (non-guaranteed) loans and other	723.5	739.9	734.4

Total	$11,972.0	$12,173.3	$12,561.9

Delinquencies (sixty days or more)
U.S. Government guaranteed loans	$694.5	$666.7	$603.1
Private loans	22.6	22.5	25.7
Top state concentrations (%)	36%	36%	36%
Top state concentrations	California,	California,	California,
	New York, Texas,	New York, Texas,	New York, Texas,
	Ohio, Pennsylvania	Ohio, Pennsylvania	Ohio, Pennsylvania

Private Portfolio at March 31, 2009

	Total	In School	Grace, Forbearance	Loans in repayment

Non-traditional institutions	$527.8	$324.8	$95.5	$107.5
Traditional institutions	109.4	55.9	28.0	25.5
Consolidation loans	86.3	–	11.5	74.8

	$723.5	$380.7	$135.0	$207.8

Percentages	100%	52.6%	18.7%	28.7%

In February 2008, a private pilot training school, whose students had outstanding loans totaling approximately $191 million at March 31, 2009, filed for Chapter 7 bankruptcy. Management has provided for estimated uncollectible amounts in the reserve for credit losses, and is advancing collection and work-out strategies with a goal to resolve this matter as expeditiously as possible. Loans to students at the top 5 institutions, based on outstanding exposure, represent approximately 50% of the private loan portfolio on an unpaid principal balance (UPB) basis at March 31, 2009. See Note 13 – Contingencies for more information.

58     CIT GROUP INC

OTHER ASSETS / OTHER LIABILITIES

The following tables summarize our other assets and accrued liabilities and payables at March 31, 2009 and December 31, 2008.

Other Assets and Other Liabilities (dollars in millions)

	March 31, 2009	December 31, 2008

Other assets
Receivables from counterparties(1)	$1,574.4	$1,492.6
Deposits on commercial aerospace flight equipment	498.8	624.3
Accrued interest and dividends	390.3	480.8
Equity and debt investments	416.7	486.6
Investments in and receivables – non-consolidated subsidiaries	223.7	257.1
Repossessed assets and off lease equipment	37.2	21.3
Furniture and fixtures	160.7	168.3
Prepaid expenses	59.0	64.1
Miscellaneous receivables and other assets	1,157.3	994.0

	$4,518.1	$4,589.1

Other liabilities
Accrued interest payable	$624.8	$539.5
Accrued expenses	573.1	745.4
Accounts payable	171.3	3.9
Equipment maintenance reserves	476.1	469.9
Security and other deposits	231.5	225.4
Current and deferred taxes	(112.5)	(142.9)
TARP warrant liability(2)	186.1	–
Other liabilities	358.8	450.1

	$2,509.2	$2,291.3

(1)	Balance relates to certain receivables associated with the Goldman Sachs lending facility related to debt discount and settlements resulting from market value changes to asset-backed securities underlying the facility.

(2)	See Note 1 for additional information.

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

The Chief Risk Officer oversees credit and equipment risk, and compliance and operations risk management across the businesses while the Vice Chairman and Chief Financial Officer oversees market risk management. The Enterprise Risk Committee (“ERC”) provides supervision and oversight for the corporate-wide risk management process. The ERC, which includes the CEO, CFO, COO and Chief Risk Officer, approves and oversees the execution of the Company’s risk management policies, procedures and overall risk profile.

Our policies and procedures relating to Credit Risk, Market Risk and Liquidity Risk Management are described in detail in our Form 10-K for the year ended December 31, 2008.

LIQUIDITY RISK MANAGEMENT

The disruptions in the credit markets that began in 2007 and resulted in our withdrawal from the unsecured debt markets and application to become a bank holding company (BHC) at the end of 2008 continued into 2009. During 2007 and 2008, the Company was able to meet its debt obligations by procuring new funding sources (principally secured) and disposing of non-core consumer businesses (principally home lending) while reducing reinvestment of principal collections from customers. During the first quarter of 2009, the Company further curtailed new business originations and reduced its loan and lease portfolio to maintain adequate liquidity. Our plan for 2009 is to

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     59

expand CIT Bank (the Bank) by moving certain new business origination activities into the Bank, executing asset transfers under waivers of Section 23A of the Federal Reserve Act, if approved, and expanding deposit issuance, both through existing and new channels.

Update on Section 23A Waiver Requests and Application to Participate in the Temporary Liquidity Guarantee Program (TLGP)

Our capacity to originate new business and our ability to improve profitability depends upon access to cost efficient funding. Our Bank strategy, which we commenced upon becoming a BHC, contemplates asset transfers into the Bank via 23A waivers and participation in the FDIC’s Temporary Liquidity Guarantee Program (TLGP). Both of these potential funding actions would serve as a bridge to a broader deposit funding model than the broker deposit channel that we currently employ.

In 2008, we applied to the Federal Reserve for approval to transfer up to $30 billion of assets from our non-bank affiliates to CIT Bank. Based on subsequent discussions with the Federal Reserve, we do not anticipate receiving approval to transfer more than $20 billion of assets to CIT Bank. In April 2009, the Federal Reserve granted us a waiver under Section 23A and we transferred $5.7 billion of government guaranteed student loans to CIT Bank, which assumed $3.5 billion in debt and paid $1.6 billion in cash to CIT. We continue to engage in discussions with the Federal Reserve and the FDIC regarding additional transfers under Section 23A.

On January 12, 2009, we applied for approval to participate in the FDIC’s TLGP. Participation in this program would enable CIT to issue government-guaranteed debt, which would enhance liquidity, reduce funding costs, and support business growth. Under the formula applied to banks that were eligible for TLGP on October 13, 2008, CIT would have been eligible to issue up to $10 billion of guaranteed debt upon FDIC approval. However, since CIT was not eligible for TLGP on October 13, 2008, participation in TLGP and the amount to be guaranteed, if any, is discretionary and subject to FDIC approvals. There can be no assurance that CIT will be approved to issue guaranteed debt, or, if approved, that the amount of debt CIT will be allowed to issue will not be significantly less than the amount of guaranteed debt for which it originally applied. Our application for participation in TLGP remains outstanding and we continue to be in active dialogue with the applicable Federal regulators. While efforts continue to obtain approval, the Company has intensified its efforts to source alternate financing including acceleration of 23A asset transfers.

If we continue to experience delays in obtaining these approvals, or if we are approved for amounts substantially lower than we requested, or if our application for either TLGP or additional 23A waivers are denied, we will need to further reduce origination volume, increase asset sales and consider sales of businesses until market conditions improve and alternative funding can be obtained. There are no assurances these actions, if taken, will provide us with sufficient liquidity to meet our funding obligations.

Current Liquidity Position

At March 31, 2009, we had $6.0 billion of cash and cash equivalents, down from $8.4 billion at year-end, as we repaid over $3 billion of unsecured debt in the quarter. Included in the $6.0 billion is $2.6 billion of corporate cash, $1.6 billion of cash and short-term investments at CIT Bank, $1.5 billion of restricted cash balances, which largely relate to securitizations and $0.3 billion of other cash primarily at the business units. Unencumbered financing and leasing assets totaled $37 billion and pledged or encumbered assets totaled $27 billion at March 31, 2009. The encumbered assets were supporting approximately $19 billion of secured debt.

Our estimated funding needs for the next twelve months approximate $10.0 billion as detailed in the following table including unsecured debt maturities, bank line expirations and equipment purchase commitments but excluding non-recourse secured borrowings (which are generally repaid in tandem with underlying receivable maturities) and draw downs under customer lines of credit.

Estimated Funding Requirements for the 12 months ended March 31, 2010 (dollars in billions)

Unsecured debt maturities(1)	$ 7.4
Bank borrowings due (repaid in April 2009)	$ 2.1
Purchase commitments (largely aircraft)	$ 0.5

Estimated 12-month funding requirements	$ 10.0

(1)	Includes $0.5 billion of unsecured bonds puttable to CIT for which notice has been received. Excludes $0.6 billion of international debt maturities, international cash balances, and derivative valuations.

60     CIT GROUP INC

As detailed in the following table, excluding any additional 23A and/or TLGP commitments, the Company has approximately $6.4 billion of available liquidity to satisfy such obligations, including cash on hand and committed and available secured borrowing facilities.

Existing liquidity for the twelve months ended March 31, 2010 (dollars in billions)

Corporate cash available at March 31, 2009	$2.6
Cash received in conjunction with the 23A student loan transfer	$1.6
Cash generated from the securitization of equipment in April	$0.2
Availability under committed facilities and asset-backed financings(1)	$2.0

Estimated 12-month committed funding sources	$6.4

(1)	Includes committed and available conduit facilities and other secured funding structures.

Other planned sources of liquidity for the twelve months ended March 31, 2010 (dollars in billions)

Portfolio reduction strategies (lower non bank volume and asset sales)	$4-6
Additional secured financings	$1-3
Estimated 12-month other planned funding sources	$6-8

While existing committed liquidity is less than the 12-month funding requirements, the Company is executing a funding plan through which it can raise additional liquidity, with or without approvals for additional 23A waivers and/or TLGP participation. This plan involves a combination of portfolio reduction strategies and additional secured financings.

The portfolio reduction strategies contemplate approximately $2 billion to $4 billion of net portfolio run-off and approximately $1 billion to 3 billion of asset sales which may be sold at a discount due to current market conditions. Portfolio inflows are expected to approximate $10.0 billion to $12.0 billion over the next twelve months of which approximately $2.0 billion is matched against amortizing secured debt. The remaining free portfolio cash flow will be retained to meet funding requirements or redeployed into new business originations based on our liquidity forecast. Current asset sales are being evaluated for sale based on price discovery, strategic importance and other considerations. We will also consider business platform sales if necessary.

We are also focused on the execution of additional secured financings supported by the Company’s unencumbered assets and continued financing of future Airbus aircraft deliveries via secured lending facilities backstopped by the Export Credit Agencies (ECA). We also anticipate executing TALF-eligible equipment securitizations in mid-year 2009.

As of May 8th, remaining second quarter funding repayments approximate $2.4 billion, after the paydown in April of $2.1 billion in bank lines and $0.5 billion in unsecured debt. Unsecured funding repayments in the second half of 2009 are approximately $2.7 billion.

Credit Ratings(1) (as of April 29, 2009)

	Short-Term	Long-Term	Outlook
Moody’s	NP	Ba2	Negative
Standard & Poor’s	A-3	BBB-	Negative
Fitch	B	BB+	Negative
DBRS	R-2H	BBBH	Negative

(1)	The credit ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating organization.

On April 24, 2009, Moody’s Investor Service, Standard & Poor’s Ratings Service, Fitch Ratings, and DBRS each announced that it had downgraded the senior unsecured debt rating of CIT Group Inc. The table above summarizes our current ratings.

These downgrades could impact liquidity due to changes in customer behavior and the funding related items summarized below. Through May 8, 2009, the Company has not seen any change with regard to customer draws on outstanding and available funding commitments.

  Increased cost of borrowings of approximately 14 basis points on a weighted average basis on certain unsecured bank borrowings aggregating $3.1 billion including the impact of increased facility fees.

  Termination, at the option of the Export Credit Agencies (ECA), of the secured aircraft facility which we intend to use to finance future Airbus deliveries. Termination does not impact outstanding advances, but will impact CIT’s ability to finance approximately $340 million related to remaining 2009 Airbus deliveries through this facility. Based on discussions with the ECA, we do not expect that this facility to be terminated at this time.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     61

  Termination of certain derivative contracts at the option of the counterparties, which if exercised by all counterparties would require an aggregate payment for cash settlement of approximately $112 million. This amount relates solely to contracts with counterparties where CIT has a negative mark-to-market and would be required to make a net payment to the counterparties upon termination. Certain derivative contracts, requiring a payment for cash settlement of approximately $27 million, have been terminated and this effect will be amortized over the remaining term of the hedged item, approximately 6 years.

  Termination, at the option of the counterparty, of a total return swap facility that is scheduled to mature in August 2011. Termination would have required payment in full of advances currently outstanding under the facility and a make-whole premium that would aggregate to a $245 million net cash outflow. The Company received an offer to restructure the facility, largely through a repricing of the facility to current market rates. However, the Company instead agreed to sell $270 million of Corporate Finance assets securing the transaction to the counterparty with no net cash outflow required. This will result in a pre-tax loss of approximately $50 million, including a make-whole settlement.

Further downgrades by the rating agencies could cause further liquidity constraints on us.

Risks to Our Funding Plan

The financial markets remain under stress. As a result, our liquidity plan must be dynamic. Management expects to continue monitoring markets and adjusting our plan as conditions change. Principal risks to the Company’s funding plan outlined above, which is based upon management’s estimates regarding future events, include draws under available customer loan commitments in excess of plan, inability to refinance existing or execute new secured borrowings, reduced asset sales, lower collections from borrowers and mark-to-market calls on certain secured borrowing facilities. Additionally, the failure to obtain either TLGP or additional 23A waivers, or delay in obtaining such approvals, could provide additional stress on our liquidity plan.

Our liquidity plans are designed to maintain the Company’s access to liquidity and restore competitively-priced funding. If the Company’s application to participate in the TLGP program is approved and it is able to raise debt at attractive costs, or if our request for additional asset transfers under Section 23A waiver is granted and we are able to transfer up to $20 billion of assets into CIT Bank, the Company will be in a stronger liquidity position and will have greater operating flexibility as it executes its Bank Holding Company strategies. If neither request is granted, or if the approvals are delayed, we would have to significantly reduce new loan and lease originations, while retaining cash flow from portfolio payments and execute other balance sheet reduction strategies. These measures are subject to a number of uncertainties, and there can be no assurance that they will be successfully completed. Further, if completed, these measures may not achieve their anticipated benefits. The Company is highly leveraged relative to its annual cash flow. Therefore, there exists a risk that the Company will not be able to meet all of its debt service obligations. Management’s failure to successfully implement its liquidity and capital enhancement measures could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Our unsecured notes are issued under indentures containing certain covenants and restrictions on CIT. Among the covenants, which also apply to our bank credit agreements, is a negative pledge provision that limits the granting or permitting of liens on the assets owned by the holding company. In addition, our bank credit agreements also contain a requirement that CIT maintain a minimum book net worth of $4.0 billion based on total shareholders’ equity of the Company. See Note 17 for consolidating financial statements of CIT Group Inc. (the parent company) and other subsidiaries. Violation of these covenants could have a material adverse effect on our liquidity profile.

62     CIT GROUP INC

Supplemental funding and liquidity related information

The following tables summarize significant contractual payments and projected cash collections, and contractual commitments at March 31, 2009:

Payments and Collections by Year, for the twelve months ended March 31,(1) (dollars in millions)

	Total	2010	2011	2012	2013	2014+

Deposits	$3,024.9	$1,717.9	$577.4	$306.6	$173.2	$249.8
Long-term borrowings(6)	59,481.9	17,110.3	8,385.5	8,524.8	4,911.1	20,550.2
Credit balances of factoring clients	2,702.3	2,702.3	–	–	–	–
Lease rental expense	359.3	40.1	35.3	33.0	30.7	220.2

Total contractual payments	65,568.4	21,570.6	8,998.2	8,864.4	5,115.0	21,020.2

Finance receivables(2)	50,859.1	11,628.5	5,712.8	5,494.9	5,494.1	22,528.8
Operating lease rental income(3)	6,504.4	1,723.8	1,336.3	970.6	693.5	1,780.2
Finance and leasing assets held for sale(4)	188.9	188.9	–	–	–	–
Cash and due from banks	1,399.0	1,399.0	–	–	–	–
Deposits with banks(5)	4,592.3	4,592.3	–	–	–	–
Retained interest in securitizations and other investments	192.0	83.8	37.8	26.9	7.7	35.8

Total projected cash collections	63,735.7	19,616.3	7,086.9	6,492.4	6,195.3	24,344.8

Net projected cash collections (payments)	$(1,832.7)	$(1,954.3)	$(1,911.3)	$(2,372.0)	$1,080.3	$3,324.6

(1)	Excludes projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items. Also excludes obligations relating to postretirement programs.

(2)	Based upon carrying value, including unearned discount; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.

(3)	Rental income balances include payments from lessees on sale-leaseback equipment. See related CIT payment in schedule below.

(4)	Based upon management’s intent to sell rather than hold to contractual maturities of underlying assets.

(5)	Includes approximately $1.5 billion of cash held at our Utah bank that can be used solely by the bank to originate loans or repay deposits.

(6)	Includes non-recourse secured borrowings, which is generally repaid in conjunction with the pledged receivable maturities. For student lending receivables, due to certain reporting limitations, the repayment of both the receivable and borrowing includes a prepayment component. The 2010 unsecured borrowings contractual payments includes $500 million for a bond with a 2021 maturity for which the bondholders have an option to put the bond back to CIT in June 2009. The 2011 unsecured borrowings contractual payments includes $428 million for a bond with a 2017 maturity for which the bondholders have an option to put the bond back to CIT in June 2010.

Debt Principal Payments for the quarters ended (dollars in millions)

	Total	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Bank Lines	$ 2,100.0	$2,100.0	$ —	$ —	$ —
Unsecured notes	8,040.5	2,944.8	1,380.3	1,337.6	2,377.8
Secured borrowings(1)	6,969.8	1,728.2	3,258.8	1,429.5	553.3

Total debt principal payments	$17,110.3	$6,773.0	$4,639.1	$2,767.1	$2,931.1

(1)	The secured borrowings include conduit maturities of $5.1 billion and assumed amortization of other facilities of $1.9 billion. Conduit balances typically are liquidated as the underlying receivables mature and are collected. The Company estimates its funding needs excluding these amounts to be $10.0 billion. See “Estimated Funding Requirements for the 12 months ended March 31, 2010” on page 60 of this document.

Commitment Expiration by twelve month periods ended March 31 (dollars in millions)

	Total	2010	2011	2012	2013	2014+
Financing commitments(1)	$ 5,325.7	$1,481.7	$ 812.1	$1,000.6	$1,080.4	$ 950.9
Aerospace and other manufacturer purchase
commitments	5,242.7	486.1	762.3	1,001.1	647.9	2,345.3
Letters of credit	720.4	576.9	50.0	60.1	19.1	14.3
Sale-leaseback payments	1,711.0	165.4	163.6	146.1	144.0	1,091.9
Guarantees, acceptances and other recourse
obligations	606.4	606.4	—	—	—	—
Liabilities for unrecognized tax
obligations(2)	109.0	60.0	49.0	—	—	—

Total contractual commitments	$13,715.2	$3,376.5	$1,837.0	$2,207.9	$1,891.4	$4,402.4

(1)	Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2)	The balance can not be estimated past 2010; therefore the remaining balance is reflected in 2011. See Income Taxes section for discussion of unrecognized tax obligations.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     63

Financing commitments declined from $6.1 billion at year end 2008 to $5.3 billion at March 31, 2009 as loan commitments were utilized, expired or became unavailable and the Company managed the overall commitment position lower. Financing commitments shown above exclude roughly $2.9 billion of commitments that were not available for draw due to requirements for asset / collateral availability or covenant conditions at March 31, 2009.

Substantially all of our commercial commitments are senior facilities, with approximately 60% secured by equipment or other assets and the remainder supported by cash-flow or enterprise value. The vast majority of CIT’s commitments are syndicated transactions. CIT is the lead agent in roughly 49% of the facilities. The vast majority of our undrawn and available financing commitments are in our Corporate Finance segment where the average unfunded and available commitment balance is approximately $6 million and the top ten undrawn and available commitments aggregate to less than $500 million.

Commercial line utilization at March 31, 2009 approximated 80%, higher than recent history, but consistent with expectations given the current economic conditions and liquidity environment. We expect some increase in utilization throughout 2009, which has been contemplated in our 12 month liquidity plan. Further credit downgrades and/or denial of our 23A and TLGP applications could cause increases in line draws. The Company monitors line utilization on a daily basis and updates its liquidity forecast and funding plans accordingly.

Long-Term Funding Objectives

Our goal with respect to our long-term funding strategy is to achieve a stable and balanced funding model capable of providing consistent and diverse funding at an economic cost of capital. We believe this objective is best obtained through investment grade long term debt ratings and by utilizing a wide array of financing products across diverse markets. The primary financing products employed in the Company’s capital structure include senior and subordinated debt, bank debt, deposits and secured financings.

A critical element of our strategy relates to the transition of our funding model to that of a BHC as we seek to develop funding options capable of consistently providing diverse and economically efficient sources of capital. Bank deposits, secured borrowings and other funding structures will play a greater role in our prospective liability structure as we intend to significantly reduce our use of unsecured debt. As CIT Bank grows, we expect to diversify its funding sources beyond brokered deposits to include other forms of deposits including commercial and retail originated deposits and both secured and unsecured debt.

The Company believes that a more balanced funding model is fundamental to its long-term business model and that reducing borrowings under our bank credit agreements and maintaining ample capital and investment grade credit ratings are essential to achieving that objective.

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

We regularly monitor and simulate our degree of interest rate sensitivity by measuring the characteristics of interest-sensitive assets, liabilities, and derivatives. The Capital Committee (ALCO) periodically reviews the results of this modeling.

An immediate hypothetical 100 basis point increase in the yield curve on April 1, 2009 would increase our net income by an estimated $13 million after-tax over the next twelve months. A corresponding decrease in the yield curve would cause a decrease in our net income of a like amount. A 100 basis point increase in the yield curve on April 1, 2008 would have increased our net loss by an estimated $17 million after tax, while a corresponding decrease in the yield curve would have decreased our net loss by a like amount.

An immediate hypothetical 100 basis point increase in the yield curve on April 1, 2009 would decrease our economic value by $373 million before income taxes. A 100 basis point increase in the yield curve on April 1, 2008 would have increased our economic value by $214 million before income taxes.

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

64     CIT GROUP INC

The following table summarizes the composition of our interest rate sensitive assets and liabilities before and after swaps:

Interest Rate Sensitive Assets and Liabilities

	Before Swaps		After Swaps
	Fixed rate	Floating rate	Fixed rate	Floating rate
March 31, 2009
Assets	43%	57%	43%	57%
December 31, 2008	55%	45%	47%	53%
Liabilities
Assets	42%	58%	42%	58%
Liabilities	51%	49%	45%	55%

Total interest sensitive assets were $60.4 billion and $62.1 billion at March 31, 2009 and December 31, 2008. Total interest sensitive liabilities were $51.3 billion and $52.5 billion at March 31, 2009, and December 31, 2008.

SECURED BORROWINGS AND ON-BALANCE SHEET SECURITIZATION TRANSACTIONS

As discussed in Liquidity Risk Management, capital markets dislocations that affected us in the second half of 2007 and throughout 2008 caused us to primarily rely on secured financing to satisfy our funding requirements. These transactions do not meet the accounting (SFAS 140) requirements for sales treatment and are therefore recorded as non-recourse secured borrowings. Certain cash balances associated with these borrowings are restricted.

See Note 5 for summary of financing and leasing assets pledged/encumbered and the related secured borrowings.

At March 31, 2009, a total of $5,314.7 million of financing and leasing assets, comprised of $3,962.0 million in Corporate Finance receivables and $1,352.7 million in commercial aerospace equipment under operating lease in Transportation Finance, were pledged in conjunction with $3,181.2 million in secured debt issued to investors under the Goldman Sachs facility. Amounts funded to the Company under the facility, net of margin call balance, totaled $1,606.7 million (of total $3 billion available) at March 31, 2009, as $1,574.4 million (reflected in other assets) is owed to CIT from Goldman Sachs for debt discount and settlements resulting from market value changes to asset-backed securities underlying the structure.

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Program

The capital markets dislocation that persisted in 2009 impeded any off-balance sheet financing in the 2009 first quarter, resulting in increased use of structures that are accounted for as on-balance sheet secured financings pursuant to SFAS 140. The following table summarizes data relating to our off balance sheet securitization programs.

Off-balance Sheet Securitized Assets (dollars in millions)

Securitized Assets (dollars in millions)

	March 31, 2009	December 31, 2008

Securitized Assets:
Vendor Finance	$643.5	$783.5
Corporate Finance	684.6	785.3

Total securitized assets	$1,328.1	$1,568.8

Securitized assets as a %
of managed assets	2.0%	2.3%

Volume Securitized (dollars in millions)

	Quarters Ended March 31,
	2009	2008

Vendor Finance	NA	$586.7

During 2008 we repurchased approximately $2.4 billion of assets previously securitized off-balance sheet, and subsequently refinanced via on-balance sheet secured borrowing.

Our securitized retained interests had a carrying value at March 31, 2009 of $192.0 million, down from $229.4 million at December 31, 2008. Retained interests are subject to credit and prepayment risk. Securitized assets are subject to the same credit granting and monitoring processes which are described in the “Credit Risk Management” section. The following table presents the retained interest components.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     65

Retained Interest Components At March 31, 2009

	Vendor Finance/Corporate Finance
	Commercial Equipment Leases	Small Business Lending

Retained subordinated securities(1)	$71.0	$44.0
Interest-only strips	2.0	0.9
Cash reserve accounts	62.0	5.6

	$135.0	$50.5

The following summarizes the key assumptions used in measuring the fair value of retained interest in securitized assets at March 31, 2009:

	Vendor Finance/ Corporate Finance	Small Business Lending

Weighted-average life (in years)	1.2	3.5
Weighted average prepayment speed	7.76%	17.18%
Weighted average expected credit losses(1)	1.43%	4.63%
Weighted average discount rate	9.00%	14.00%

Joint Venture Activities

We utilize joint ventures organized through distinct legal entities to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. The vendor partner and CIT jointly own these distinct legal entities, and typically there is no third-party debt involved. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See disclosure in Note 14 – Certain Relationships and Related Transactions.

CAPITALIZATION

Effective January 1, 2009 the Company prospectively adopted EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” Upon adoption of the standard, management determined the warrant issued to the U.S. Treasury in conjunction with the TARP program no longer qualified as equity and should be accounted for as a derivative liability in accordance with the provisions of FASB 133. In accordance with FASB 133 once the Company receives shareholder approval for the issuance of common stock related to the potential exercise of the warrant is obtained the liability will be reclassified and treated as permanent equity.

Had shareholder approval been received by March 31, 2009, Tier 1 Capital and Total Capital ratios would have been 9.5% and 13.3%, respectively. Shareholder approval is expected on May 12, 2009. See Footnote 1 to the Consolidated Financial Statements.

Regulatory Capital Ratios (dollars in millions)

	March 31, 2009		December 31, 2008

Tier 1 Capital
Total stockholders’ equity	$7,423.6		$8,124.3
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	59.3		138.5

Adjusted total equity	7,482.9		8,262.8
Qualifying noncontrolling interests	32.6		33.0
Less: Goodwill	(567.2)		(568.1)
Disallowed intangible assets	(127.5)		(130.5)
Investment in certain subsidiaries	(37.7)		(41.1)
Other Tier 1 components	(56.5)		(57.3)

Tier 1 Capital	6,726.6		7,498.8
Tier 2 Capital
Long-term debt and other instruments qualifying as Tier 2 Capital	1,899.0		1,899.0
Qualifying reserve for credit losses	926.2		993.8
Other Tier 2 components	(22.0)		(21.9)

Total qualifying capital	$9,529.8		$10,369.7

Risk-weighted assets	$73,003.2		$79,403.2

Tier 1 Capital Ratio	9.2	%(1)	9.4%
Total Capital Ratio	13.1	%(1)	13.1%

(1)	Had shareholder approval been received by March 31, 2009, Tier 1 Capital and Total Capital ratios would have been 9.5% and 13.3%, respectively.

66     CIT GROUP INC

The regulatory capital guidelines applicable to us, as a bank holding company, are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). We compute the capital ratios in accordance with the Federal Reserve capital guidelines for purposes of assessing the adequacy of our capital for both the Company and CIT Bank. To be well capitalized, a BHC generally must maintain Tier 1 and total risk-based capital of at least 6% and 10%, respectively. In order to be considered a “well capitalized” depository institution under the FDIC guidelines, CIT Bank must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, and a Tier 1 leverage ratio of at least 5%. In connection with our becoming a bank holding company, we agreed with the Federal Reserve Board to certain capital ratios in excess of these “well capitalized” levels. Accordingly, for a period of time, CIT and CIT Bank are expected to maintain a total capital ratio of at least 13% and a Tier 1 leverage capital ratio of at least 15%, respectively.

Since we do not expect to be profitable in 2009, we are closely monitoring the Total Capital Ratio to ensure our compliance with the 13% expectation. We are reviewing a number of options, including reducing the balance sheet though asset sales, limiting new volumes and reducing related commitments.

The Federal Reserve Board also has established minimum ratio guidelines. The minimum ratios are: Tier 1 capital ratio of 4.0%, total capital ratio of 8.0% and leverage ratio of 3.0%.

See Note 9 – Capital for related detail, “Liquidity Risk Management” for discussion of risks impacting our liquidity and capitalization and Exhibit 12.1 for the Computation of Earnings to Fixed Charges Ratios.

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

  Reserve for Credit Losses

  Impaired Loans

  Fair Value Determinations

  Retained Interests in Securitizations

  Lease Residual Values

  Goodwill and Intangible Assets

  FIN 48 Liabilities and Tax Reserves and Allowances

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from what was described in our 2008 Annual Report on Form 10-K.

INTERNAL CONTROLS

The Internal Controls Committee is responsible for monitoring and improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“SARBOX”). The Committee, which is chaired by the interim Controller, includes the Vice Chairman and Chief Financial Officer, the interim Director of Internal Audit and other senior executives in finance, legal, risk management and information technology. See Item 4 Controls and Procedures.

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

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     67

Non-GAAP Reconciliations (dollars in millions)

	March 31, 2009	December 31, 2008

Owned and Securitized(1)
Finance receivables	$50,859.1	$53,126.6
Operating lease equipment, net	13,175.2	12,706.4
Financing and leasing assets held for sale	188.9	156.1
Equity and venture capital investments (included in other assets)	219.1	265.8

Total financing and leasing portfolio assets	64,442.3	66,254.9
Securitized assets	1,328.1	1,568.8

Managed assets	65,770.4	67,823.7
Owned and Securitized(2)
Total financing and leasing portfolio assets	$64,442.3	$66,254.9
Credit balances of factoring clients	(2,702.3)	(3,049.9)

Earning assets	$61,740.0	$63,205.0

Total tangible capital(3)
Total common stockholders’ equity	$4,289.3	$5,138.0
Other comprehensive loss (income) relating to derivative financial instruments	91.2	136.9
Unrealized gain on securitization investments	37.9	1.3
Goodwill and intangible assets	(694.7)	(698.6)

Tangible common stockholders’ equity	3,723.7	4,577.6
Junior subordinated notes and convertible debt	2,098.9	2,098.9
Preferred stock	3,134.3	2,986.3

Total tangible stockholders’ equity	$8,956.9	$9,662.8

	March 31,	March 31,
	2009	2008

Total net revenues(4)
Interest income	$639.6	$989.5
Rental income on operating leases	475.2	506.7

Finance revenue	1,114.8	1,496.2
Interest expense	(657.1)	(832.1)
Depreciation on operating lease equipment	(282.0)	(294.6)

Net finance revenue	175.7	369.5
Other income(5)	188.0	61.0

Total net revenues	$363.7	$430.5

(1)	Owned and securitized assets are utilized in certain credit and expense ratios. Securitized assets are included in owned and securitized assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.

(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.

(3)	Tangible capital is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive income/losses and unrealized gains on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.

(4)	Total net revenues are the combination of net finance revenues and other income.

(5)	Other income excludes valuation allowance for receivables held for sale, and includes the mark to estimated fair value, following the adoption of EITF 07-5, of a warrant issued to the U.S. Treasury. See Note 1 for additional information.

68     CIT GROUP INC

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

  our growth rates,

  our goodwill,

  our commitments to extend credit or purchase equipment, and how we may be affected by legal proceedings

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

  capital markets liquidity,

  risks of and/or actual economic slowdown, downturn or recession,

  industry cycles and trends,

  uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

  adequacy of reserves for credit losses,

  demographic trends,

  risks inherent in changes in market interest rates and quality spreads,

  funding opportunities, deposit taking capabilities and borrowing costs,

  conditions and/or changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets,

  risks associated with the value and recoverability of leased equipment and lease residual values,

  application of fair value accounting in volatile markets,

  application of goodwill accounting in a recessionary economy,

  changes in laws or regulations governing our business and operations,

  changes in competitive factors,

  future acquisitions and dispositions of businesses or asset portfolios, and regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees about our performance. We do not assume the obligation to update any forward-looking statement for any reason.

ITEM 4. Controls and Procedures

There have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures and have concluded that such procedures are effective as of March 31, 2009.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk     69

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

On August 15, 2008, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York by the holder of CIT PrZ equity units against CIT, its Chief Executive Officer, its Chief Financial Officer, its Controller and members of its Board of Directors. The lawsuit alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 with respect to the Company’s registration statement and prospectus filed with the SEC on October 17, 2007 through March 5, 2008.

On September 5, 2008, a shareholder derivative lawsuit was filed in the United States District Court for the Southern District of New York on behalf of CIT against its Chief Executive Officer and members of its Board of Directors, alleging defendants breached their fiduciary duties to CIT and abused the trust placed in them by wasting, diverting and misappropriating CIT’s corporate assets. On September 10, 2008, a similar shareholder derivative action was filed in New York County Supreme Court against CIT’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors.

Each of the above lawsuits is premised upon allegations that the Company made false and misleading statements and or omissions about its financial condition by failing to account in its financial statements or, in the case of the preferred stockholder, its registration statement and prospectus, for private student loans related to a pilot training school, which, plaintiffs allege were highly unlikely to be repaid and should have been written off. Plaintiffs seek, among other relief, unspecified damages and interest. CIT believes the allegations in these complaints are without merit and intends to vigorously defend against the allegations.

U.S. DEPARTMENT OF EDUCATION OIG AUDIT

On January 5, 2009, the Office of Inspector General for the U.S. Department of Education issued an Audit Report addressed to Fifth Third Bank, as eligible lender trustee for three student loan companies that received financing from and sold loans to Student Loan Xpress (SLX). The OIG Audit Report alleges that each of the three lenders had violated rules on prohibited inducements for the marketing of student loans on over $3 billion of guaranteed student loans originated by the lenders and sold to SLX. The OIG Audit Report recommended that the Office of Federal Student Aid of the Department of Education find that SLX and each of the three lenders had committed anti-inducement violations. Based in part on the advice of outside counsel, management believes the Company has complied with all applicable rules and regulations in this matter. However, since the Company has ceased originating student loans, management resolved these matters through a financial settlement, which did not have a material adverse effect on the Company’s financial condition or results of operation.

PILOT TRAINING SCHOOL BANKRUPTCY

In February 2008, a helicopter pilot training school filed for bankruptcy and ceased operating. Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT engaged in the student lending business, had originated private (non-government guaranteed) loans to approximately 2,600 students of the school, which totaled approximately $196.8 million in principal and accrued interest as of December 31, 2007. SLX ceased originating new loans to students of this school in mid-May 2007, but a majority of SLX’s student borrowers had not completed their training when the school ceased operations. Collectability of the outstanding principal and interest on the balance of the loans will depend on a number of factors, including the student’s current ability to repay the loan.

After the school filed for bankruptcy, and ceased operations, CIT voluntarily placed those students who were in school at the time of the closure “in grace” such that no payments under their loans are required to be made and no interest on their loans is accruing, pending further notice. Lawsuits, including four putative class action lawsuits, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws. In addition, several other attorneys who purport to represent student borrowers have threatened litigation if their clients do not receive relief with respect to their debts to SLX. CIT participated in a mediation with several class counsels and the parties have made substantial progress towards a resolution of the student claims against SLX, and has completed a settlement of a mass action commenced by students in Georgia, which is binding upon 37 SLX borrowers. The Attorneys General of several states are reviewing the impact of the helicopter pilot training school’s closure on the student borrowers and any possible role of SLX. CIT is cooperating in each of the Attorney General inquiries. Management believes the Company has good defenses in each of these pending and threatened matters and with respect to the Attorneys General inquiries. However, since the loans are unsecured and uncertainties exist regarding collection, management continues to attempt to resolve these matters as expeditiously as possible.

70     CIT GROUP INC

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

VENDOR FINANCE BILLING AND INVOICING INVESTIGATION

In the second quarter of 2007, the office of the United States Attorney for the Central District of California requested that CIT produce the billing and invoicing histories for a portfolio of customer accounts that CIT purchased from a third-party vendor. The request was made in connection with an ongoing investigation being conducted by federal authorities into billing practices involving that portfolio. Certain state authorities, including California, have been conducting a parallel investigation. It appears the investigations are being conducted under the Federal False Claims Act and its state equivalents. CIT is cooperating with these investigations, and substantial progress has been made towards a resolution of the investigations. Based on the facts known to date, CIT believes its exposure will not be material.

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

RESERVE FUND INVESTMENT

At April 30, 2009, the Company had a remaining principal balance of $60 million (of an initial investment of $600 million) invested in the Reserve Primary Fund (the “Reserve Fund”), a money market fund. The Reserve Fund’s net asset value fell below its stated value of $1.00 and the Reserve Fund currently is in orderly liquidation under the supervision of the SEC. In September 2008, the Company requested redemption, and received confirmation with respect to a 97% payout on a portion of the investment. As a result, the Company accrued a pretax charge of $18 million in the third quarter of 2008 representing the Company’s estimate of loss based on the 97% partial payout confirmation.

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

On May 5, 2009, the Securities and Exchange Commission (the “SEC”) filed fraud charges against several entities and individuals who operate the Reserve Fund, alleging a failure to provide key material facts to investors and trustees concerning the Reserve Fund’s vulnerability as a consequence of the LSF and Lehman bankruptcies. The SEC seeks various types of relief, including the return of ill-gotten gains, the payment of civil monetary penalties and the distribution of all Reserve Fund assets pro rata to shareholders who have not been fully paid for any redeemed shares.

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

Item 1: Legal Proceedings     71

ITEM 1A. Risk Factors

Risk Factors

Our business activities involve various elements of risk. The risks described below are not the only ones facing us. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business. We consider the following issues to be the most critical risks to the success of our business:

ALTHOUGH WE HAVE BECOME A BANK HOLDING COMPANY, WE NEED TO IMPLEMENT ADDITIONAL MEASURES TO REALIZE THE FULL BENEFIT OF THAT STATUS, AND FAILURE TO DO SO MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATIONS.

Our business may be adversely affected if we do not obtain approval to participate in the Temporary Liquidity Guarantee Program or other government programs.

On January 12, 2009, we applied to the FDIC for approval to issue up to $10 billion of senior debt under the Temporary Liquidity Guarantee Program. There can be no assurance that CIT will be approved to issue guaranteed debt, or, if approved, that the amount of debt CIT will be allowed to issue will not be significantly less than the amount of guaranteed debt for which it originally applied. Eligibility to participate in the Temporary Liquidity Guarantee Program is subject to the approval of the FDIC and such approvals are discretionary. If the FDIC does not approve our application to participate in the Temporary Liquidity Guarantee Program, or if our application is approved for significantly less than the requested amount that we applied for, it could have a material adverse effect on our business, results of operations and financial position (including our expected funding requirements which include our ability to meet our scheduled debt maturities of approximately $10 billion by the end of 2009).

Our ability to execute our operating plan may be adversely affected if our application for an exemption from Section 23A to transfer assets to CIT Bank is not approved.

We have applied to the Federal Reserve for an exemption from Section 23A of the Federal Reserve Act, to allow a one-time series of asset transfers to CIT Bank from CIT’s non-bank affiliates. Although our original application for an exemption from Section 23A was for $30 billion of assets, the Company does not anticipate receiving approval to transfer more than $20 billion of assets to CIT Bank. In April 2009, the Federal Reserve approved the transfer of approximately $5.7 billion of government guaranteed student loans, which CIT Bank paid for through the assumption of approximately $3.5 billion in debt and the payment of approximately $1.6 billion in cash. If our application is not granted for all or a significant portion of the remaining assets, or if any approval is delayed, it could severely limit our ability to gradually shift our primary operating platform to CIT Bank, it could reduce the liquidity available to CIT, and could have a material adverse effect on our business, results of operations and financial position.

Our business may be adversely affected if we do not successfully expand our deposit-taking capabilities at CIT Bank.

CIT Bank relies principally on broker deposits to fund its ongoing business which may require payment of slightly higher yields and may be subject to inherent limits on the aggregate amount available, depending on market conditions. Regulators generally prefer diverse funding platforms. In order to diversify its deposit-taking capabilities beyond broker accounts, CIT may need to acquire (through purchase of an established network or a failed bank), or establish a de novo retail branch network, an internet banking operation, or a cash management operation for the existing customers of CIT Bank. Any such alternatives will require significant time and effort to implement and will be subject to regulatory approval, which may not be obtained. In addition, we may face strong competition for deposits from other new as well as existing bank holding companies similarly seeking larger and more stable pools of funding. If we are unable to expand our deposit-taking capabilities, it could severely limit the ability of CIT Bank to maintain sufficient liquidity to expand its business, and it could have a material adverse effect on our business, results of operations, and financial position.

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

OUR LIQUIDITY OR ABILITY TO RAISE DEBT MAY BE LIMITED BY MARKET CONDITIONS, CREDIT RATINGS DOWNGRADES, OR REGULATORY OR CONTRACTUAL RESTRICTIONS.

Our traditional business model depends upon access to the debt capital markets to provide sources of liquidity and efficient funding for asset growth. These markets have exhibited heightened volatility and dramatically reduced liquidity. Liquidity in the debt capital markets has become significantly more constrained. The unsecured debt markets generally have

72     CIT GROUP INC

been unavailable to us since the second quarter of 2007, and will likely remain unavailable to us for the foreseeable future. In addition, while secured borrowing has been available to us, it is more costly and interest rates available to us have increased significantly relative to benchmark rates, such as U.S. treasury securities and LIBOR. Downgrades in our short and long-term credit ratings in March 2008 and April 2009 to below investment grade have worsened these general conditions and had the practical effect of leaving us without current access to the commercial paper market and other unsecured term debt markets, which were historically significant sources of liquidity for us, and necessitated our action to draw down on our bank credit facilities in March 2008. As a result of these developments, we have shifted our funding sources primarily to secured borrowings, including both on-balance sheet and off-balance sheet securitizations. For our business, secured funding is significantly less efficient than unsecured debt facilities, due to the higher interest rates and restrictions on the types of assets and advance rates. Further, while we have remaining capacity with respect to this funding source, there are limits to the amount of assets that can be encumbered without affecting our ability to maintain our debt ratings at various levels. If we are unable to access the unsecured markets, raise capital through secured financings or participate in government sponsored programs, we will need to further reduce origination volume, increase asset sales and consider sales of businesses until market conditions improve and alternative funding can be obtained. Additional adverse developments in the economy, long-term disruption in the capital markets, deterioration in our business performance or an inability to improve our credit ratings to investment grade could further limit our access to these markets and increase our cost of capital. If any one of these developments occurs, or if we are unable to regain access to the commercial paper or unsecured term debt markets, it would adversely affect our business, operating results and financial condition.

Our ability to satisfy our cash needs may also be constrained by regulatory or contractual restrictions on the manner in which we may use portions of our cash on hand. For example, our total cash position of $6.0 billion at March 31, 2009 included cash and short-term investments of $1.6 billion at CIT Bank and $1.5 billion of restricted or pledged cash, largely related to securitization transactions, and other cash and short-term investment balances which are not immediately available. The cash and investments at CIT Bank are available solely for the bank’s funding and investment requirements. The restricted cash related to securitization transactions is available solely for payments to certificate holders. The cash and investments of the Bank and the restricted cash related to securitization transactions cannot be transferred to or used for the benefit of any other affiliate of ours. In addition, as part of our business we extend lines of credit, some of which can be drawn by the borrowers at any time. If the borrowers on these lines of credit access these lines or increase their rate of borrowing either as a result of their business needs or due to a perception that we may be unable to fund these lines of credit in the future, this could degrade our liquidity position substantially which could have a material adverse effect on our business.

IF WE DO NOT MAINTAIN SUFFICIENT CAPITAL TO SATISFY REGULATORY CAPITAL REQUIREMENTS IN THE FUTURE, THERE COULD BE AN ADVERSE EFFECT ON THE MANNER IN WHICH WE DO BUSINESS, OR WE COULD BECOME SUBJECT TO VARIOUS ENFORCEMENT ACTIONS.

Under regulatory capital adequacy guidelines, CIT and its principal banking subsidiary, CIT Bank, are required to meet requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items. When we became a bank holding company, our level of regulatory capital was at satisfactory levels, but we have no assurances that we will be able to maintain our regulatory capital at satisfactory levels in the current uncertain economic period. Losses during the first quarter of 2009 have reduced our level of regulatory capital and continued losses in future quarters may reduce our regulatory capital below satisfactory levels, unless we reduce assets or otherwise replace the lost capital. Failure to meet and maintain the appropriate capital levels could affect our status as a bank holding company and eligibility for a streamlined review process for acquisition proposals, have a material effect on our financial condition and results of operations, and subject us to a variety of enforcement actions, as well as certain restrictions on our business. In addition to being well-capitalized, CIT and CIT Bank are subject to regulatory guidelines that involve qualitative judgments by regulators about the entities’ status as well-managed and the entities’ compliance with Community Reinvestment Act obligations, and failure to meet those standards may have a material adverse effect on our business.

If we do not maintain sufficient regulatory capital, or if we are unable to meet the standards of regulators for well-managed or for compliance with the Community Reinvestment Act, we may become subject to enforcement actions (including CIT Bank becoming subject to FDIC conservatorship or receivership) or otherwise be unable to successfully execute our business plan. In addition, if unanticipated market factors emerge and/or we are unable to access the credit markets to meet our capital and liquidity needs in the future, we may be precluded from making acquisitions, we may be subject to formal and informal enforcement actions by the Federal Reserve, CIT Bank may be placed in FDIC conservatorship or receivership or suffer other consequences, and such actions could impair our ability to successfully execute our business plan and have a material adverse effect on our business, results of operations, and financial position.

OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY REGULATIONS WHICH WE ARE SUBJECT TO AS A RESULT OF BECOMING A BANK HOLDING COMPANY, BY NEW REGULATIONS OR BY CHANGES IN OTHER REGULATIONS OR THE APPLICATION THEREOF.

On December 22, 2008, the Board of Governors of the Federal Reserve System approved our application to become a bank holding company and the Department of Financial Institutions of the State of Utah approved our application to convert our Utah industrial bank to a Utah state bank. We expect to be able to continue to engage in most of the activities in which we currently engage. However, since we are not a financial holding company, certain of our existing businesses are not permissible

Item 1A: Risk Factors     73

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

OUR RESERVES FOR CREDIT LOSSES MAY PROVE INADEQUATE OR WE MAY BE NEGATIVELY AFFECTED BY CREDIT RISK EXPOSURES.

Our business depends on the creditworthiness of our customers and their ability to fulfill their obligations to us. We maintain a consolidated reserve for credit losses on finance receivables that reflects management’s judgment of losses inherent in the portfolio. We periodically review our consolidated reserve for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans, past due loan migration trends, and non-performing assets. We cannot be certain that our consolidated reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of adverse changes in the economy or events adversely affecting specific customers, industries or markets. The current economic environment is dynamic and the credit worthiness of our customers and the value of collateral underlying our receivables can change significantly over very short periods of time. Our reserves may not keep pace with changes in the creditworthiness of our customers or collateral values. If the credit quality of our customer base materially decreases, if the risk of a market, industry, or group of customers changes significantly, if the markets for accounts receivable, equipment, real estate, or other collateral deteriorates significantly, or if our reserves for credit losses are not adequate, our business, financial condition and results of operations could suffer. During the quarter ended March 31, 2009, losses were more severe than in 2008, and more severe than in prior economic downturns, due to the limited ability of borrowers to restructure their liabilities or their business, reduced values of the collateral for loans, and an increase in the proportion of cash flow loans versus asset backed loans in our Corporate Finance segment.

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

WE MAY BE ADVERSELY AFFECTED BY FURTHER DETERIORATION IN ECONOMIC CONDITIONS THAT IS GENERAL OR SPECIFIC TO INDUSTRIES, PRODUCTS OR GEOGRAPHIC AREAS.

A further deepening of the current recession, prolonged economic weakness, or other adverse economic or financial developments in the U.S. or global economies or affecting specific industries, geographic locations and/or products, would

74     CIT GROUP INC

likely further impact credit quality as borrowers may fail to meet their debt payment obligations, particularly customers with highly leveraged loans. Adverse economic conditions have and could further result in declines in collateral values, which also decreases our ability to fund against collateral. Accordingly, higher credit and collateral related losses could impact our financial position or operating results.

A prolonged recession also could make it difficult for us to originate new business, given the resultant reduced demand for credit. In addition, a downturn in certain industries may result in a reduced demand for the products that we finance in that industry or negatively impact collection and asset recovery efforts. For example, decreased demand for the products of various manufacturing customers due to the current recession may adversely affect their ability to repay their loans and leases with us. Similarly, a decrease in the level of airline passenger traffic due to the current recession or fears of a swine flu epidemic, or a decline in railroad shipping volumes due to a recession in particular industries may adversely affect our aerospace or rail businesses.

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

During the third quarter of 2008, we determined that the estimated fair value of the Vendor Finance segment declined and resulted in impairment charges of the entire goodwill and most of its intangible asset balances. At March 31, 2009, the results of the Step 1 process indicated potential impairment of the entire goodwill balance relating to the Corporate Finance segment, but the Step 2 analysis indicated that the fair value shortfall was attributable to the substantially lowered estimated fair values of the net tangible assets (primarily finance receivables), rather than the goodwill (franchise value) of the segment. Therefore, no impairment charge was required with respect to the Corporate Finance segment goodwill at March 31, 2009. Although we did not take any impairment charges as a result of our annual goodwill impairment testing in the first quarter of 2009, on the $695 million of goodwill and intangible assets remaining at March 31, 2009, we cannot assure that we will not recognize material impairment charges in the future.

Item 1A: Risk Factors     75

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

ADVERSE OR VOLATILE MARKET CONDITIONS COULD CONTINUE TO NEGATIVELY IMPACT FEES AND OTHER INCOME.

In 2005, we began pursuing strategies to leverage our expanded asset generation capability and diversify our revenue base in order to generate higher levels of syndication and participation income, advisory fees, servicing fees and other types of fee income to increase other income as a percentage of total revenue. These revenue streams are dependent on market conditions and, therefore, have been more volatile than interest on loans and rentals on leased equipment. Current market conditions, including lower liquidity levels in the syndication market and our strategy to manage our growth due to our own funding constraints, have significantly reduced our syndication activity, and have resulted in significantly lower fee income. If we are unable to sell or syndicate a transaction after it is originated, we will end up holding a larger portion of the transaction and assuming greater underwriting risk than we originally intended, which could increase our capital requirements to support our business or expose us to the risk of valuation allowances for assets held for sale. In addition, we also generate significant fee income from our factoring business. If our clients become concerned about our liquidity position and our ability to provide these services going forward and reduce their amount of business with us, this could further negatively impact our fee income and have a material adverse effect on our business. Continued disruption to the capital markets or the failure of such initiatives to result in increased asset and revenue levels could adversely affect our financial position and results of operations.

ADVERSE FINANCIAL RESULTS OR OTHER FACTORS COULD LIMIT OUR ABILITY TO PAY DIVIDENDS.

Our board of directors decides whether we will pay dividends on our common stock. That decision depends upon, among other things, legal and regulatory restrictions on the payment of dividends by us, general economic and business conditions, our strategic and operational plans, our financial results and condition, contractual restrictions, our credit ratings, short and long-term liquidity and capital needs, and such other factors as the board of directors may consider to be relevant. If any of these factors are adversely affected, it may impact our ability to pay dividends on our common stock. During the second quarter of 2009, our board of directors eliminated the quarterly dividend on our common stock. The Board previously reduced our dividend in the first quarter of 2009 by 80%, from $0.10 per share to $0.02 per share, and in the first quarter of 2008 by 60%, from $0.25 per share to $0.10 per share. There is a possibility that our board of directors could determine to continue to not pay a quarterly dividend on our common stock in the future.

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

76     CIT GROUP INC

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

Item 1A: Risk Factors      77

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or issue any unregistered equity securities during the quarter ended March 31, 2009, as shown in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

Balance at December 31, 2008	6,327,844	–	–	689,096

January 1 - 31, 2009	–	–	–	689,096
February 1 - 28, 2009	–	–	–	689,096
March 1 - 31, 2009	–	–	–	689,096

Total Purchases	–

Reissuances(1)	115,275

Balance at March 31, 2009	6,212,569

(1)	Includes the issuance of shares of our common stock upon exercise of stock options and for the employee stock purchase plan.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

78     CIT GROUP INC

ITEM 6. Exhibits

(a) Exhibits

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed August 12, 2003).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form 8-K filed January 17, 2008).

3.3	Certificate of Designations relating to the Company’s 6.350% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3 to Form 8-A filed July 29, 2005).

3.4	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed July 29, 2005).

3.5	Certificate of Designations for the Series C Preferred Stock (incorporated by reference to Exhibit 3.5 to Form 8-A filed on April 25, 2008).

3.6	Certificate of Designations for Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 5, 2009).

4.1	Form of Certificate of Common Stock of CIT (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

4.2	Indenture dated as of August 26, 2002 by and among CIT Group Inc., J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.), as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.18 to Form 10-K filed February 26, 2003).

4.3	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (Incorporated by reference to Exhibit 4.4 to Form S-3/A filed October 28, 2004).

4.4	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of subordinated debt securities (Incorporated by reference to Exhibit 4.5 to Form S-3/A filed October 28, 2004).

4.5	Certain instruments defining the rights of holders of CIT’s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

4.6	5-Year Credit Agreement, dated as of April 13, 2005, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent (incorporated by reference to Exhibit 4.8 to Form 10-K filed March 1, 2007).

4.7	5-Year Credit Agreement, dated as of December 6, 2006, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Barclays Capital, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Barclays Bank PLC, as syndication agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents (incorporated by reference to Exhibit 4.9 to Form 10-K filed March 1, 2007).

4.8

Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, N.A. for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form 10-Q filed August 7, 2006).

4.9

Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, N.A. for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.4 to Form 10-Q filed August 7, 2006).

4.10

Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of senior notes (incorporated by reference to Exhibit 4.5 to Form 10-Q filed August 7, 2006).

4.11

First Supplemental Indenture, dated as of January 31, 2007, between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 1, 2007).

79

4.12

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

4.15	Form of Specimen Stock Certificate for Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 5, 2009).

4.16	Form of Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 5, 2009).

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

10.3	2004 Extension and Funding Agreement dated September 8, 2004, by and among Dell Financial Services L.P., Dell Credit Company L.L.C., DFS-SPV L.P., DFS-GP, Inc., Dell Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS Inc., CIT Communications Finance Corporation, and CIT Credit Group USA Inc. (Incorporated by reference to Form 8-K filed September 9, 2004).

10.4

Letter Agreement dated December 19, 2007 by and among Dell Inc., CIT Group Inc., Dell Credit Company LLC, Dell DFS Corporation, and CIT DFS, Inc. amending the Amended and Restated Agreement of Limited Partnership of Dell Financial Services L.P. dated September 8, 2004 (incorporated by reference to Exhibit 10.10 to Form 10-K filed February 29, 2008).

10.5

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

10.6

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

10.7*	Long-Term Equity Compensation Plan (incorporated by reference to Form DEF-14A filed April 23, 2003).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.9	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.10*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 12, 2008).

10.11*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 15, 2006).

10.12*	Employment Agreement, dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed September 5, 2006).

10.13*	Amendment to Employment Agreement, dated December 10, 2007, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 10.23 to Form 10-K filed February 29, 2008).

10.14*	Amendment to Employment Agreement, dated December 31, 2008, between CIT Group Inc. and Jeffrey M. Peek.

80     CIT GROUP INC

10.15*	Forms of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreements (incorporated by reference to Exhibit 10.19 to Form 10-K filed March 1, 2007).

10.16*	Forms of CIT Group Inc. Long-Term Incentive Plan Performance Share Award Agreements (incorporated by reference to Exhibit 10.20 to Form 10-K filed March 1, 2007).

10.17*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.21 to Form 10-K filed March 1, 2007).

10.18*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreements (incorporated by reference to Exhibit 10.22 to Form 10-K filed March 1, 2007).

10.19*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to Form 10-K filed March 1, 2007).

10.20	Forward Equity Commitment dated October 16, 2007 from Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc. to CIT Group Inc. relating to the issuance of common stock in connection with the payment of dividends on certain preferred stock and interest on certain junior subordinated notes (incorporated by reference to Exhibit 10.29 to Form 10-K filed March 1, 2007).

10.21	Amendment No.1 to Forward Equity Commitment Agreement, dated September 29, 2008, from Morgan Stanley & Co. Incorporated and Citigroup Capital Markets Inc. to CIT Group Inc. relating to the issuance of common stock in connection with the payment of dividends on certain preferred stock and interest on certain junior subordinated notes.

10.22*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Retention Award Agreement (incorporated by reference to Exhibit 99.1 to Form 8-K filed January 22, 2008).

10.23*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreement (incorporated by reference to Exhibit 10.24 to Form 10-Q filed May 12, 2008).

10.24*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.25 to Form 10-Q filed May 12, 2008).

10.25*	Form of CIT Group Inc. Long-Term Incentive Plan Performance-Accelerated Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.26 to Form 10-Q filed May 12, 2008).

10.26*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).

10.27*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).

10.28*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.29*	CIT Executive Severance Plan As Amended and Restated Effective as of January 1, 2008 (incorporated by reference to Exhibit 10.30 to Form 10-Q filed May 12, 2008).

10.30*	Amended and Restated Employment Agreement, dated as of May 8, 2008, between CIT Group Inc. and Joseph M. Leone (incorporated by reference to Exhibit 10.31 to Form 10-Q filed May 12, 2008).

10.31*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and Joseph M. Leone (incorporated by reference to Exhibit 10.33 to Form 10-K filed March 2, 2009).

10.32*	Employment Agreement, dated June 16, 2008, between CIT Group Inc. and Alexander T. Mason (incorporated by reference to Exhibit 10.33 to Form 10-Q filed November 10, 2008).

10.33*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).

10.34*	Extension of Term of Employment Agreement, dated as of November 24, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.36 to Form 10-K filed March 2, 2009).

10.35*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).

10.36	Confirmation; Credit Support Annex and ISDA Schedule, each dated June 6, 2008 and between CIT Financial Ltd. and Goldman Sachs International evidencing a $3 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed November 10, 2008).

10.37	Letter Agreement, dated December 23, 2008, between CIT Group Inc. and the United States Department of the Treasury, and the Securities Purchase Agreement – Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 24, 2008).

81

10.38	Registration Rights Agreement, dated as of December 24, 2008, between CIT Group Inc., and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 31, 2008).

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey M. Peek pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Leone pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

82     CIT GROUP INC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2009

CIT GROUP INC.

By: /s/ Joseph M. Leone

Joseph M. Leone
Vice Chairman and Chief Financial Officer

83