Form 10-Q
period 2009-06-30
CIT GROUP INC
filed 2009-08-17
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d)	or	| |	Transition Report Pursuant to Section 13 or 15(d)
	of the Securities Exchange Act of 1934			of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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

As of July 31, 2009 there were 392,081,921 shares of the registrant’s common stock outstanding.

CONTENTS

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except per share data)

	June 30, 2009	December 31, 2008

Assets
Cash and due from banks	$255.2	$592.5
Deposits with banks, including restricted balances of $1,104.3 and $2,102.5 at June 30, 2009 and December 31, 2008, respectively	4,212.5	7,773.3
Trading assets at fair value – derivatives	151.2	139.4
Investments – retained interests in securitizations	169.5	229.4
Assets held for sale	427.3	156.1
Loans including receivables pledged of $21,893.0 and $24,273.9 at June 30, 2009 and December 31, 2008, respectively	48,730.3	53,126.6
Allowance for loan losses	(1,538.4)	(1,096.2)

Total loans, net of allowance for loan losses	47,191.9	52,030.4
Operating lease equipment, net including assets pledged of $4,218.5 and $3,623.7 at June 30, 2009 and December 31, 2008, respectively	13,380.1	12,706.4
Derivative counterparty assets at fair value	966.3	1,489.5
Goodwill and intangible assets, net	–	698.6
Other assets, including advances of $1,393.6 and $1,492.6 at June 30, 2009 and December 31, 2008 respectively, associated with a lending facility structured as a TRS	4,265.2	4,589.1
Assets of discontinued operation	–	44.2

Total Assets	$71,019.2	$80,448.9

Liabilities
Deposits	$5,378.7	$2,626.8
Trading liabilities at fair value – derivatives	139.4	127.4
Credit balances of factoring clients	2,671.8	3,049.9
Derivative counterparty liabilities at fair value	182.7	433.7
Other liabilities	2,441.0	2,291.3
Long-term borrowings, including $13,849.4 due within twelve months	54,087.6	63,750.7

Total Liabilities	64,901.2	72,279.8

Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized
Issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	350.0
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	150.0
Series C 11,500,000 with a liquidation preference of $50 per share	575.0	575.0
Series D 2,330,000 with a liquidation preference of $1,000 per share	2,071.7	1,911.3
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 398,289,150 and 395,068,272 at June 30, 2009 and December 31, 2008, respectively	4.0	3.9
Outstanding: 392,067,503 and 388,740,428 at June 30, 2009 and December 31, 2008, respectively
Paid-in capital, net of deferred compensation of $31.1 and $40.3 at June 30, 2009 and December 31, 2008, respectively	11,269.8	11,469.6
Accumulated deficit	(7,896.6)	(5,814.0)
Accumulated other comprehensive loss	(134.7)	(205.6)
Less: treasury stock, 6,221,647 and 6,327,844 shares, at cost at June 30, 2009 and December 31, 2008, respectively	(310.3)	(315.9)

Total Common Stockholders’ Equity	2,932.2	5,138.0

Total Stockholders’ Equity	6,078.9	8,124.3
Noncontrolling minority interests	39.1	44.8

Total Equity	6,118.0	8,169.1

Total Liabilities and Equity	$71,019.2	$80,448.9

See Notes to Consolidated Financial Statements.

2	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Operation (Unaudited) (dollars in millions – except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$606.5	$857.0	$1,235.1	$1,798.8
Interest and dividends on investments	8.0	59.9	19.0	107.6

Interest income	614.5	916.9	1,254.1	1,906.4

Interest Expense
Interest on deposits	(37.4)	(24.8)	(61.8)	(54.9)
Interest on short-term borrowings	–	(4.7)	–	(31.6)
Interest on long-term borrowings	(596.2)	(717.6)	(1,228.9)	(1,492.7)

Interest expense	(633.6)	(747.1)	(1,290.7)	(1,579.2)

Net interest revenue	(19.1)	169.8	(36.6)	327.2
Provision for credit losses	(588.5)	(152.2)	(1,123.9)	(398.9)

Net interest revenue, after credit
provision	(607.6)	17.6	(1,160.5)	(71.7)

Other income
Rental income on operating leases	473.5	492.3	948.7	999.0
Other	(198.8)	168.9	(10.8)	229.9

Total other income	274.7	661.2	937.9	1,228.9

Total net revenue, net of interest expense
and credit provision	(332.9)	678.8	(222.6)	1,157.2

Other expenses
Depreciation on operating lease
equipment	(286.6)	(280.1)	(568.6)	(574.7)
Goodwill and intangible assets
impairment charges	(692.4)	–	(692.4)	–
Other	(293.9)	(329.6)	(456.5)	(850.5)

Total other expenses	(1,272.9)	(609.7)	(1,717.5)	(1,425.2)

(Loss) income from continuing operations
before income taxes	(1,605.8)	69.1	(1,940.1)	(268.0)
(Provision) benefit for income taxes	(12.7)	(21.2)	(20.7)	75.2

(Loss) income from continuing
operations	(1,618.5)	47.9	(1,960.8)	(192.8)

Discontinued Operation
Loss from discontinued operation
before income taxes	–	(2,551.1)	–	(2,746.9)
Benefit for income taxes	–	435.3	–	633.1

Loss from discontinued operation	–	(2,115.8)	–	(2,113.8)

Loss before preferred stock dividends	(1,618.5)	(2,067.9)	(1,960.8)	(2,306.6)
Preferred stock dividends	(61.6)	(16.7)	(122.0)	(24.2)

Net loss before attribution of
noncontrolling interests	(1,680.1)	(2,084.6)	(2,082.8)	(2,330.8)

(Income) loss attributable to
noncontrolling interests, after tax	0.7	0.2	0.2	(10.8)

Net loss attributable to common
stockholders	$(1,679.4)	$(2,084.4)	$(2,082.6)	$(2,341.6)

Basic and Diluted Earnings Per
Common Share data
Loss (gain) from continuing operations	$(4.30)	$0.12	$(5.34)	$(1.00)
Loss from discontinued operation	–	(8.00)	–	(9.28)

Net Loss attributable to common stockholders	$(4.30)	$(7.88)	$(5.34)	$(10.28)

Average number of shares – basic and
diluted (thousands)	390,535	264,381	389,741	227,704
Cash dividends per common share	$–	$0.10	$0.02	$0.35

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial Statements	3

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity

December 31, 2008	$2,986.3	$3.9	$11,469.6	$(5,814.0)	$(205.6)	$(315.9)	$44.8	$8,169.1

Adoption of EITF 07-5 and
designation of TARP warrant as a
liability effective January 1, 2009	136.8		(418.7)					(281.9)
Reclassification of TARP warrant
from liability to equity			211.2					211.2

Net loss before preferred stock
dividends				(1,960.6)			(0.2)	(1,960.8)
Foreign currency translation
adjustments					(34.0)			(34.0)
Change in fair values of derivatives
qualifying as cash flow hedges					102.0			102.0
Unrealized loss on available for sale
equity and securitization investments,
net					(2.3)			(2.3)
Minimum pension liability adjustment					5.2			5.2

Total comprehensive loss								(1,889.9)

Cash dividends – common			(3.2)					(3.2)
Cash dividends – preferred				(98.4)				(98.4)
Distribution of earnings							(5.5)	(5.5)
Restricted stock expense			6.4					6.4
Stock option expense			6.2					6.2
Issuance of common stock		0.1	7.5					7.6
Accretion of discount on preferred
stock – series D	23.6			(23.6)				–
Employee stock purchase plan
participation, other			(9.2)			5.6		(3.6)

June 30, 2009	$3,146.7	$4.0	$11,269.8	($7,896.6)	($134.7)	($310.3)	$39.1	$6,118.0

See Notes to Consolidated Financial Statements.

4	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, (dollars in million)	2009	2008

Cash Flows From Operations
Net loss before preferred stock dividends	$(1,960.6)	$(2,317.4)
Adjustments to reconcile net loss to net cash flows from operations:
Provision for credit losses	1,123.9	398.9
Depreciation, amortization and accretion	695.7	635.3
Goodwill and intangible assets impairment charges	692.4	–
Loss (gains) on equipment, receivable and investment sales	171.9	(98.4)
Valuation allowance for receivables held for sale	38.0	126.9
Warrant fair value adjustment	(70.6)	–
(Gain) loss on debt and debt-related derivative extinguishments	(139.4)	142.6
Provision (benefit) for deferred income taxes	33.4	(755.7)
Decrease in finance receivables held for sale	11.3	147.9
Decrease in other assets	209.3	7.3
Increase in accrued liabilities and payables	69.8	476.9
Loss on disposal of discontinued operation, net of tax	–	1,863.6
Provision for credit losses – discontinued operation	–	608.5

Net cash flows provided by operations	875.1	1,236.4

Cash Flows From Investing Activities
Finance receivables extended and purchased	(13,534.3)	(32,308.5)
Principal collections of finance receivables and investments	15,724.0	29,103.9
Proceeds from asset and receivable sales	1,515.2	3,669.2
Purchases of assets to be leased and other equipment	(1,057.4)	(1,372.7)
Net (increase) decrease in short-term factoring receivables	549.4	(368.9)
Net proceeds from sale of discontinued operation	44.2	340.6

Net cash flows provided by (used for) investing activities	3,241.1	(936.4)

Cash Flows From Financing Activities
Net decrease in commercial paper	–	(2,760.3)
Proceeds from the issuance of term debt	4,145.4	11,217.8
Repayments of term debt	(13,802.7)	(7,664.6)
Net increase in deposits	2,751.9	(743.7)
Net repayments of non-recourse leveraged lease debt	(19.7)	(15.9)
Proceeds from sale of stock	7.6	1,535.4
Collection of security deposits and maintenance funds	516.1	1,257.5
Repayment of security deposits and maintenance funds	(459.3)	(1,308.5)
Treasury stock issuances	5.6	31.2
Cash dividends paid	(91.3)	(100.6)
Other	(69.7)	(20.9)

Net cash flows (used for) provided by financing activities	(7,016.1)	1,427.4

Net (decrease) increase in cash and cash equivalents	(2,899.9)	1,727.4
Unrestricted cash and cash equivalents, beginning of period	6,263.3	6,313.1

Unrestricted cash and cash equivalents, end of period	$3,363.4	$8,040.5

Supplementary Cash Flow Disclosures
Interest paid	$1,287.7	$1,646.4
Federal, foreign, state and local income taxes refunded, net	$(67.9)	$(6.6)
Supplementary Non Cash Flow Disclosures
Net transfer of finance receivables from held for investment to held for sale	$412.4	$1,334.3
Vendor receivables previously off-balance sheet and brought on-balance sheet	$454.4	$–
Vendor related debt previously off-balance sheet and brought on-balance sheet	$454.4	$–

See Notes to Consolidated Financial Statements.

Item 1: Consolidated Financial Statements	5

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

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

As more fully described below, the global financial market crisis and negative economic conditions have materially and adversely affected CIT’s liquidity position and operating results. The Company has reported net losses since the second quarter of 2007 due primarily to deteriorating economic conditions that caused us to record provisions for credit losses, other than temporary impairment charges, restructuring charges, greater interest charges on debt and losses associated with asset sales at depressed prices. In addition to the adverse effects on our operations, our liquidity and funding strategy have been materially adversely affected by the on-going stress in the financial markets, our credit ratings downgrades, regulatory and cash restrictions and, since March 2007, reliance upon secured funding markets for liquidity. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company is a going concern and do not reflect any adjustments that may arise from this uncertainty.

In July 2009, the Company determined that it would be unable to pay its obligations in the normal course of business in 2009 and service its debt in a timely fashion and, as a result, initiated restructuring efforts that include a new Credit Facility and an Offer for the August 17 Notes (both described below). Under the new Credit Facility, the Company agreed to work with and submit to a committee of lenders in the Credit Facility (the Steering Committee) a restructuring plan (the Plan) the intent of which would be to restructure CIT’s business and address the Company’s liquidity and capital positions over the near and longer terms. While formulation of the Plan is in the early stages, certain aspects of the Plan are described below under “Liquidity”.

Effective January 1, 2009 the Company prospectively adopted EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” Upon adoption of the standard, management determined the warrant issued to the U.S. Treasury in conjunction with the Trouble Asset Relief Program (TARP) no longer qualified as equity and should be accounted for as a derivative liability in accordance with provisions set forth in Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives” (SFAS 133). As a result, the Company classified $281.9 million of amounts recorded in Paid-in Capital at January 1, 2009 to Other liabilities. On May 12, 2009, upon shareholder approval of the issuance of common stock related to the potential exercise of the warrant by the Treasury, the liability was reclassified to permanent equity in the amount of $211.2 million. The decline in the fair value of the warrant between January 1, 2009 and May 12, 2009 totaled $70.6 million, of which $95.8 million was added to other income in the first quarter (representing the first quarter reduction in the fair value of the warrant liability), and $25.2 million was charged to other income in the second quarter (representing the second quarter increase in the fair value of the warrant liability until the requirements were met to record it as equity).

6	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

The Company’s business historically has been dependent upon access to both the secured and unsecured debt capital markets for liquidity and cost-efficient funding. The disruptions in the credit markets that began in 2007 limited the Company’s access to the unsecured debt markets. Downgrades in April and June 2009 in the Company’s short- and long-term credit and counterparty ratings, which are now well below investment grade, materially worsened the situation and had the effect of leaving the Company without access to any unsecured term debt markets.

As a result of these developments, and the Company’s inability to implement its funding strategies as a Bank Holding Company (“BHC”), the Company’s sources of funds are limited primarily to secured borrowings, where available, and cash from portfolio run-off and asset sales. The reliance on secured borrowings has resulted in significant additional costs to the Company due to higher interest rates and restrictions on the types of eligible assets and levels of advance rates in such secured facilities.

During the summer of 2008, the Company developed its BHC strategy, which was designed to give us a more stable and reliable funding source and a lower cost of capital. In connection with its BHC application, which was approved in December 2008 along with CIT’s participation in the TARP whereby the U.S. Department of the Treasury made an investment of $2.33 billion in CIT’s preferred stock, the Company presented a multi-step BHC strategy to the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”). The BHC strategy contemplated an orderly transition from a capital markets funded business to a diversified funding model that had its recently converted state-chartered Utah bank as the primary operating subsidiary. The transition plan included (i) asset transfers from the Company’s non-bank subsidiaries to CIT Bank via exemptions under Section 23A of the Federal Reserve Act that would be funded by expanded deposit issuance through existing and new channels, (ii) transfers of bank-eligible personnel and systems into CIT Bank, and (iii) participation by the Company in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). On November 12, 2008, simultaneous with filing its BHC applications, CIT applied for approval to transfer up to $30 billion of assets from its non-bank affiliates to CIT Bank pursuant to an exemption from Section 23A. Asset transfers under 23A would have provided liquidity to the Company and facilitated the transfer of businesses into the Bank. In April 2009, the Federal Reserve granted the Company a waiver under Section 23A to transfer $5.7 billion of government guaranteed student loans to CIT Bank. In connection with this transaction, CIT Bank assumed $3.5 billion in debt and paid $1.6 billion in cash to CIT.

On January 12, 2009, CIT applied for approval to participate in the FDIC’s TLGP. Participation in this program would have enabled CIT to issue government-guaranteed debt, which would have enhanced liquidity, reduced funding costs and supported business growth during the transition period.

On July 15, 2009, the Company was advised that there was no appreciable likelihood of additional government support being provided in the near term, through either participation in the TLGP or further approvals to transfer additional assets under our pending 23A exemption request. As a result, the Company is not able to shift its primary operating platforms to CIT Bank and will not issue government-guaranteed debt under TLGP, further reducing available liquidity options.

As a result of rating agency downgrades, negative media reports and lack of government approvals, during late June and into July, the Company experienced higher draws on financing commitments, including approximately $0.7 billion during the week of July 13 – 17, about twice the normal activity. However, during the latter half of July, the draws normalized and some repayments were received. Line draws, combined with an increased request by factoring customers to take advances against eligible receivables, degraded the Company’s liquidity position. As of July 31, 2009, financing commitments, excluding commitments not available for draw, were approximately $3.7 billion, including asset-based lending (ABL) facilities in which CIT is the lead agent (which in management’s judgment present the highest liquidity risk) of approximately $0.7 billion, $0.9 billion in ABL facilities in which CIT is a participant and $2.1 billion of primarily cash-flow based facilities, of which CIT was the lead in $0.7 billion and participant in $1.4 billion. See Note 12 – Commitments for further information.

The Company has significant maturities of unsecured debt in both the near term and future years. Estimated unsecured debt funding needs for the twelve months ending June 30, 2010 total approximately $8 billion. In the second half of 2009, the Company has unsecured debt maturities of approximately $3 billion. Estimated secured facilities maturities (which are generally repaid in tandem with underlying receivable maturities) are $6 billion for the twelve months ending June 30, 2010 and $4.5 billion for the second half of 2009. There are two facilities with approximately $1.6 billion of availability at June 30, 2009 that are subject to renewal over the next six months. If the facilities are not renewed, the assets already held will remain outstanding and the obligations will be repaid out of the cash flows from the assets. In order to satisfy the Company’s funding needs, the Company will need to extend debt maturities, or potentially sell assets to generate sufficient cash to retire the debt.

Term Loan Financing

On July 20, 2009, CIT entered into a senior secured term loan facility (the “Credit Facility”) for up to $3 billion with Barclays Bank PLC and other lenders. As of August 4, 2009, the Company had drawn the entire $3 billion in financing under the Credit Facility. The Company and certain of its subsidiaries are borrowers under the credit facility (collectively, the “Borrowers”). The Company and all current and future domestic wholly-owned subsidiaries of the Company, with the exception of CIT Bank and other regulated subsidiaries, special purpose entities, and immaterial subsidiaries, are guarantors of the Credit Facility (the “Guarantors”).

The Credit Facility has a two and a half year maturity and bears interest at LIBOR plus 10%, with a 3% LIBOR floor, payable monthly. It provides for (i) a commitment fee of 5% of the total advances made thereunder, payable upon the funding of each

Item 1: Consolidated Financial Statements	7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

advance, (ii) an unused line fee with respect to undrawn commitments at the rate of 1% per annum and (iii) a 2% exit fee on amounts prepaid or repaid and the unused portion of any commitment.

The Credit Facility is secured by a perfected first priority lien on substantially all unencumbered assets of the Borrowers and Guarantors, which includes 65% of the voting and 100% of the non-voting stock of other first-tier foreign subsidiaries (other than direct subsidiaries of the Company, in each case owned by a Guarantor), 100% of the stock of CIT Aerospace International and between 49% and 65% of certain other material non-U.S., non-regulated subsidiaries. Unencumbered assets at June 30, 2009 totaled approximately $36 billion.

Borrowings under the Credit Facility will be used for general corporate purposes and working capital needs and to purchase notes accepted for payment in the Offer (as defined below).

The Credit Facility includes a minimum collateral coverage covenant. The covenant requires the ratio of the book value of the collateral securing the Credit Facility to the loans outstanding thereunder to exceed 5 to 1 as of the end of each fiscal quarter commencing as of the fiscal quarter ending September 30, 2009, and the ratio of the fair value of the collateral securing the Credit Facility to the loans outstanding thereunder to exceed 3 to 1 as of the end of each fiscal year commencing with the fiscal year ending December 31, 2009. At July 31, 2009, the book value of the collateral securing the Credit Facility to the loans outstanding ratio was greater than 8 to 1.

The Credit Facility provides for the Company to continue to underwrite and conduct business activities in the ordinary course, but also contains affirmative and negative covenants, including, among other things and subject to certain exceptions, limitations on the ability of Borrowers and subsidiaries to incur additional indebtedness, grant liens, make material non-ordinary course asset sales, make certain restricted payments (including paying any dividends without the consent of a majority of the members of the Steering Committee comprised of six leading bondholders), make investments, engage in certain fundamental changes, engage in sale and leaseback transactions, engage in transactions with affiliates, and prepay certain indebtedness.

Borrowings under the Credit Facility may be prepaid, subject to a prepayment premium in the amount of 6.5% of the amounts prepaid or commitment reduced (the “Call Premium”), declining ratably to zero over the first 18 months following entry into the Credit Facility, provided that no Call Premium will apply if the borrowings are repaid as part of or following a restructuring plan for the Company and its Subsidiaries approved by a majority in number of the Steering Committee.

The Credit Facility contains provisions (i) requiring the Company and the Steering Committee to work together in good faith to promptly develop a mutually acceptable restructuring plan for the Company and its Subsidiaries and (ii) requiring the Company to adopt a restructuring plan acceptable to the majority in number of the Steering Committee by October 1, 2009. The Company currently expects to complete development of and begin executing on the restructuring plan prior to October 1.

Restructuring Plan

The Credit Facility requires management and the Steering Committee of the bondholder group to develop a comprehensive restructuring plan with the objectives of realizing maximum value by enhancing the Company’s capital and liquidity positions while positioning CIT for sustainable profitability. The Company also engaged third-party advisors to assist in the plan development and execution, which will address the following issues:

  Business Model – Management will develop a business model that seeks to optimize our portfolio of businesses, organization structure and funding model. The business model could identify businesses or portfolios that may be liquidated or sold over time;

  Business Size – The plan will address the optimal asset levels that can be supported by the funding model and right- size the corporate infrastructure to the new business scale;

  Capital Structure – The plan will identify a target capital structure that is appropriate for the business model that would provide sufficient cushion against risk, meet and exceed all regulatory capital requirements and position the Company for a return to investment grade ratings;

  Implementation Plan – The plan will identify a series of transactions, which will likely consist of debt for equity exchanges and maturity extension offers that, if successfully implemented, would enable the Company to achieve its targeted capitalization structure;

  Bank Model – Management continues to believe that a bank model is a key element of a small-business focused commercial franchise. The plan will detail the core businesses that, subject to regulatory approvals, will operate in CIT Bank, and could possibly include a plan to reintroduce to regulators the transfer of business platforms into the bank; and

  Deposit Strategy – Deposits, including retail deposits, are likely to be a key component to the funding model.

8	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is the Company’s intent to pursue its restructuring plan outside of bankruptcy court. However, the Company may need to seek relief under the U.S. Bankruptcy Code if the Company’s restructuring plan is unsuccessful, or if the Steering Committee is unwilling to agree to an out-of-court restructuring. This relief may include (i) seeking bankruptcy court approval for the sale of most or substantially all of our assets pursuant to section 363(b) of the U.S. Bankruptcy Code; (ii) pursuing a plan of reorganization; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks.

Tender Offer for Floating Rate Senior Notes due August 17, 2009

On July 20, 2009 the Company commenced a cash tender offer for its outstanding Floating Rate Senior Notes due August 17, 2009 (the “August 17 Notes”) and the related letter of transmittal (the “Offer”). On August 3, the Company amended the terms of the offer to purchase any and all of its August 17 Notes for $875 for each $1,000 principal amount of outstanding August 17 Notes tendered and not validly withdrawn as total consideration in the Offer. The Offer was conditioned upon, among other things, holders of August 17 Notes tendering and not withdrawing an amount of such Notes equal to at least 58% of the aggregate principal amount of August 17 Notes outstanding (the “Minimum Condition”). The Minimum Condition was satisfied, therefore, the Company was able to use the proceeds of the Credit Facility to complete the Offer and repaid the August 17 Notes.

Asset Sales

The Company is currently developing a restructuring plan that includes various scenarios, some of which reflect possible asset or business sales. As these scenarios are still in development, the assets in these scenarios have not been classified in the balance sheet to assets held for sale or discontinued operations. As the restructuring plan is finalized, the Company will evaluate the appropriate accounting guidance for financial and non-financial assets and discontinued operations and present such, if any, in its financial statements as appropriate. The determination of the asset classification is highly judgemental and requires management to make good faith estimates based on information available at the time. Given market conditions, material mark-to-market impairment charges may result from such changes in classification.

Risks Associated With Liquidity Plans

Even assuming the successful implementation of all of the actions described above, including, among other things, the Offer, adoption of its restructuring plan, obtaining sufficient financing from third party sources to continue operations, and successfully operating its business, the Company may be required to execute asset sales (with 85% of the sale proceeds required to pay down the Credit Facility) or other capital generating actions over and above its planned activities to provide additional working capital and repay debt as it matures. In the event that we need to sell assets, cash proceeds could be at levels significantly below current carrying values, resulting in further capital reductions. The Company’s liquidity position could be further strained if the borrowers on lines of credit continue to access these lines or increase their rate of borrowing, resulting in a material adverse effect on its business.

As a result, the Company has initiated restructuring efforts, which include the previously discussed Credit Facility and Offer for the August 17 Notes and a broad restructuring plan, based on discussions with bondholders, which would result in improvements to the Company’s liquidity and capital positions.

Bank Holding Company and CIT Bank Status

The Company and CIT Bank are each subject to various regulatory capital requirements set by the Federal Reserve Board and the FDIC, respectively. Failure to meet minimum capital requirements can result in regulators taking certain mandatory, or in some circumstances discretionary actions that could have a direct material adverse effect on the Company. Losses during the first and second quarter of 2009 have reduced the Company’s level of Total Capital to slightly below the agreed-upon 13% level. Continued losses in future quarters may further reduce the Company’s Total Capital below the agreed-upon levels. The restructuring plan currently being developed by management and the Steering Committee is in part aimed at improving our capital levels.

If the Company does not maintain sufficient regulatory capital, the Company may become subject to enforcement actions (including being required to divest CIT Bank or CIT Bank becoming subject to FDIC conservatorship or receivership) or otherwise be unable to successfully execute its business plan. Such actions could have a material adverse effect on its business, results of operations, and financial position and could result in the Company seeking relief under the U.S. Bankruptcy Code.

Should the Company seek relief under the Bankruptcy Code, the Federal Reserve or the FDIC could take action to require the Company to divest its interest in CIT Bank or otherwise limit access to CIT Bank by the Company or its creditors.

Item 1: Consolidated Financial Statements	9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 16, 2009, the FDIC and the Utah Department of Financial Institutions (the “UDFI”) each issued an order to cease and desist to CIT Bank in connection with the diminished liquidity of CIT. CIT Bank, without admitting or denying any allegations made by the FDIC and UDFI, consented and agreed to the issuances of the FDIC and the UDFI orders (together, the “Orders”). The Company does not believe that these cease and desist orders will have an immediate adverse impact on the Company based on the relatively small size of CIT Bank. However, in the long term, the Company will need to obtain some flexibility in developing CIT Bank or otherwise building a retail branch network in order to complete its transformation to a deposit funded institution.

Each of the Orders directs CIT Bank to take certain affirmative actions, including among other things, ensuring that it does not allow any “extension of credit” to CIT or any other affiliate of CIT Bank or engage in any “covered transaction,” declaring or paying any dividends or other reductions in capital and from increasing the amount of “Brokered Deposits” above the $5.527 billion held, without the prior written consent of the FDIC and the UDFI. As management assesses the Orders, we will originate new corporate finance business outside of the bank operations. Further, on August 14, 2009, CIT Bank provided to the FDIC and the UDFI a contingency plan that ensures the continuous, satisfactory servicing of CIT Bank’s loans. Both Orders prohibit making payments that represent a reduction in capital.

On August 12, 2009, the Company entered into a Written Agreement (the “Written Agreement”) between the Company and the Federal Reserve Bank of New York (the “Reserve Bank”). The Written Agreement requires regular reporting to the Reserve Bank, the submission of plans related to corporate governance, credit risk management, capital, liquidity and funds management, the Company’s business and the review and revision, as appropriate, of the Company’s consolidated allowances for loan and lease losses methodology. Prior written approval by the Reserve Bank is required for payment of dividends and distributions, incurrence of debt, other than in the ordinary course of business, and the purchase or redemption of stock. The Written Agreement requires notifying the Reserve Bank prior to the appointment of new directors or senior executive officers, and restrictions on indemnifications and severance payments.

Income Taxes

CIT’s tax provision for continuing operations for the quarter ended June 30, 2009 of $12.7 million equated to a (0.8)% effective tax rate, compared with an effective tax rate for continuing operations of 30.6% for the quarter ended June 30, 2008. The negative effective tax rate is the result of U.S. federal and state valuation allowances recorded against U.S. losses, taxes on international operations, and certain discrete tax items.

As of June 30, 2009, CIT had U.S. federal net operating losses of approximately $5.5 billion which will expire beginning in 2027. During 2008, a full valuation allowance was recorded against the federal and much of the state net deferred tax assets as CIT has not relied on future income from operations in recognizing the tax benefit for these losses. Tax benefit has been recorded to the extent that CIT has identified taxable income within the carryforward period related to reversing deferred taxes and FIN 48 liabilities.

Excluding discrete tax items (explained below), the 2009 annual effective tax rate was approximately 0.2%. CIT’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to federal and state tax valuation allowance, separate state and local income taxes, international results taxed at lower rates, and permanent differences between the book and tax treatment of certain items.

Included in the second quarter 2009 tax provision is $11.2 million in net tax expense comprised primarily of a $10.6 million increase in state tax valuation allowance. In addition, included is a $38.6 million net decrease in liabilities related to uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” and related interest, which is largely related to the settlement of the IRS audit and the lapse of applicable statutes of limitations. The decrease in FIN 48 liabilities was offset by an increase in U.S. tax valuation allowance. The Company believes that the total unrecognized tax benefits may decrease by $15 million to $40 million prior to June 30, 2010 in relation to the settlement of audits and the expiration of various statutes of limitations.

As of June 30, 2009, Federal income taxes have not been provided on approximately $1.5 billion of cumulative earnings of foreign subsidiaries that we have determined to be permanently reinvested. The restructuring plan may impact this assertion and, if so, the assertion that some or all of the unremitted foreign earnings are permanently reinvested may be reversed.

New Accounting Pronouncements

In June 2009, the FASB issued FASB Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification (‘Codification’) as the exclusive source of authoritative reference for nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards and references. The FASB’s intent is that the Codification retains existing GAAP without changing it, with the exception of certain guidance related to software revenue recognition. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of this statement will not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar rights, should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company will adopt SFAS 167 effective January 1, 2010. The Company is currently evaluating the affect of this statement on its consolidated financial statements.

In June 2009, the FASB issued FASB SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company will adopt SFAS 166 effective January 1, 2010. The Company is currently evaluating the affect of this statement on its consolidated financial statements.

In May 2009, the FASB issued FASB SFAS No. 165, Subsequent Events. This Statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. This Statement affirms that an entity that has a current expectation of widely distributing its financial statements to shareholders and other financial statement users, including public entities, shall evaluate subsequent events through the date that the financial statements are issued, and disclose that date. It provides that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the

10	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimates inherent in the process of preparing financial statements. It also provides that an entity shall not recognize subsequent events that provide evidence about conditions that did not exist at the balance sheet date, although it does state that certain nonrecognized subsequent events are of such a nature that they must be disclosed to keep the financial statements from being misleading. As this Statement is modeled after the same principles as the subsequent event guidance already existing in the auditing literature, it is not expected that its adoption will result in significant changes in the subsequent events that the Company reports. This Statement is effective for interim or annual financial periods ending after June 15, 2009. Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity, and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP effective April 1, 2009. Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes existing guidance for determining whether an impairment is other than temporary to debt securities; and replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP effective April 1, 2009. Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also requires those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP effective April 1, 2009. Adoption of this statement did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends the guidance in FASB Statement No. 141 (Revised December 2007), Business Combinations, to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if it can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5 and FASB Interpretation (FIN) No. 14. The FASB also removed the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141R, and carries forward the guidance in FASB Statement No. 141. This FSP is effective for business combinations on or after December 15, 2008. The Company did not have any business combinations during the six months ended June 30, 2009 and thus the adoption of this FSP did not have a significant effect on the Company’s financial statements. Additionally, there were no changes in the Company’s previously acquired deferred tax assets or uncertain tax positions.

Item 1: Consolidated Financial Statements	11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LOANS

The following tables present loans (includes loans and finance leases) for each segment based on obligor location.

Loans (dollars in millions)

	June 30, 2009			December 31, 2008
	Domestic	Foreign	Total	Domestic	Foreign	Total

Corporate Finance	$14,918.9	$3,134.7	$18,053.6	$17,201.3	$3,567.5	$20,768.8
Transportation Finance	1,960.4	463.7	2,424.1	2,146.1	501.5	2,647.6
Trade Finance	4,539.2	516.6	5,055.8	5,329.0	709.0	6,038.0
Vendor Finance	6,394.7	4,936.9	11,331.6	6,363.8	4,835.8	11,199.6
Consumer	11,830.2	35.0	11,865.2	12,438.7	33.9	12,472.6

Total	$39,643.4	$9,086.9	$48,730.3	$43,478.9	$9,647.7	$53,126.6

The following table contains information on loans evaluated for impairment and the related reserve for credit losses. Loans evaluated for impairment include receivables of $0.5 million or greater that are on non-accrual status. Excluded from impaired loans are: 1) certain individual commercial non-accrual loans for which the collateral value supports the outstanding balance and the continuation of earning status, 2) small ticket leasing and other homogeneous pools of loans, which are subject to automatic charge-off procedures, and 3) short-term factoring customer loans, generally having terms up to 30 days. Non-accruing consumer balances totaled $196.3 million and $194.1 million at June 30, 2009 and December 31, 2008, respectively.

Loans Evaluated for Impairment and Related Reserves (dollars in millions)

	June 30, 2009	December 31, 2008
Impaired loans	$1,892.8	$1,035.1
Impaired loans with specific allowance(1)	$1,393.5	$803.3
Specific allowance(1)	$577.4	$334.4
Impaired loans with no specific allowance(2)	$499.3	$231.8
Average investment in impaired loans	$1,405.5	$431.6

(1)	Impaired loans are those loans whose estimated fair value is less than the current recorded value. The allowance is the difference between these two amounts.

(2)	In these cases, the expected proceeds from collateral liquidation and cash flow sources are currently expected to be sufficient to recover the receivable balances.

The increase in the impaired loans reflects the overall trend in non-accrual loans and is primarily attributed to Corporate Finance.

12	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RESERVE FOR CREDIT LOSSES

The following table presents changes in the reserve for credit losses for continuing operations

At or for the Periods Ended June 30, (dollars in millions)

	Quarters Ended		Six Months Ended
	2009	2008	2009	2008

Balance, beginning of period	$1,316.3	$714.8	$1,096.2	$574.3

Provision for credit losses	588.5	152.2	1,123.9	398.9
Reserve changes relating to foreign currency translation, other(1)	(10.5)	0.5	(12.7)	(7.6)

Net additions to the reserve for credit losses	578.0	152.7	1,111.2	391.3

Charged-off – finance receivables	(375.8)	(101.2)	(703.0)	(213.9)
Recoveries of amounts previously charged-off	19.9	14.5	34.0	29.1

Net credit losses	(355.9)	(86.7)	(669.0)	(184.8)

Balance, end of period	$1,538.4	$780.8	$1,538.4	$780.8

Reserve for credit losses as a percentage of finance receivables			3.16%	1.47%
Reserve for credit losses (excluding specific reserves) as a percentage of finance receivables, excluding guaranteed student
loans(2)			2.28%	1.34%

(1)	Amounts reflect reserve reductions for portfolio sales and reserves established for estimated losses inherent in portfolios acquired through purchases or business combinations, as well as foreign currency translation adjustments.

(2)	Loans guaranteed by the U.S. government are excluded from the calculation.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill and intangible assets, net balances by segment:

Goodwill and Intangible Assets (dollars in millions)

	Corporate Finance	Trade Finance	Vendor Finance	Total

Goodwill
Balance at December 31, 2008	$297.4	$270.7	$–	$568.1
Activity	(1.3)	0.8	–	(0.5)
Impairment charge	(296.1)	(271.5)	–	(567.6)

Balance at June 30, 2009	$–	$–	$–	$–

Intangible Assets
Balance at December 31, 2008	$22.5	$95.7	$12.3	$130.5
Activity	0.2	0.1	0.3	0.6
Amortization	(2.0)	(3.5)	(0.8)	(6.3)
Impairment charge	(20.7)	(92.3)	(11.8)	(124.8)

Balance at June 30, 2009	$–	$–	$–	$–

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company has performed goodwill impairment testing on a quarterly basis since the beginning of 2008 and previously recorded impairment charges for its Consumer segment in the fourth quarter of 2007 and for its Vendor Finance segment during the third quarter of 2008. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to

Item 1: Consolidated Financial Statements	13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

Goodwill and intangible assets impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting units can be supported by the fair value of the individual reporting unit using accepted valuation techniques. In applying these methodologies this quarter, the Company analyzed a number of variables, including actual operating results, future business plans, economic projections and market data.

The Company performed goodwill impairment testing at June 30, 2009, taking into account that the Company’s common stock has continued to trade below book value per share throughout 2009; coupled with the fact that the Company’s funding strategy and liquidity position since the first quarter of 2009 have been materially adversely affected by the ongoing stress in the credit markets, net losses, credit ratings downgrades, the decision by regulators not to provide access to TLGP or additional 23A asset transfers, and regulatory and cash restrictions.

Based on the results of our analysis as of June 30, 2009, CIT recorded a pretax goodwill impairment charge of $567.6 million and an intangible asset impairment pretax charge of $124.8 million. As of June 30, 2009, the Company has no goodwill or intangible assets remaining. The charges do not impact cash flows or negatively affect Tier 1 and Total Regulatory Capital Ratios, Tangible Capital or the Company’s liquidity position.

NOTE 5 – DEBT

Long-term Debt	June 30, 2009	December 31, 2008

Bank credit facilities	$3,100.0	$5,200.0
Secured borrowings	17,635.3	19,084.4
Senior unsecured notes – variable	7,451.7	12,754.4
Senior unsecured notes – fixed	23,801.7	24,613.0
Junior, subordinated notes and convertible equity units	2,098.9	2,098.9

Total debt	$54,087.6	$63,750.7

The following table includes information relating to the bank line facilities drawn in March 2008.

Bank Lines Drawn (dollars in millions)

Maturity Date	Original Term	# of Banks	Total Facility Amount

April 13, 2010	5 Year	27	$2,100
December 6, 2011	5 Year	35	1,000

			$3,100

Interest on each of these facilities is based on a credit ratings grid, with the interest rate measured as a spread in basis points over LIBOR, increasing if the Company’s credit ratings decrease. The decline of CIT’s credit ratings to below investment grade increased the total weighted average interest rate to the highest level under the facilities at approximately LIBOR plus 74 basis points. The current rates are LIBOR plus 45 bps for the 2011 tranche and LIBOR plus 88 bps for the 2010 tranche. The maturities of these facilities reflect the date upon which the Company must repay the outstanding balance, with no option to extend the term for repayment.

The following table summarizes all secured borrowings by type of collateral for continuing operations.

14	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Borrowing and Pledged Asset Summary (dollars in millions)

	June 30, 2009		December 31, 2008
	Secured Borrowing	Assets Pledged	Secured Borrowing	Assets Pledged
Consumer (student lending)	$7,900.0	$10,358.2	$9,326.2	$10,410.0
Trade Finance (factoring receivable)(1)	926.0	3,137.2	1,043.7	4,642.9
Corporate Finance(2)	2,323.7	3,512.6	2,539.8	3,785.6
Corporate Finance(3)	–	–	603.8	694.1
Corporate Finance (small business lending)(2)	141.9	249.8	140.1	253.9
Corporate Finance (energy project finance)	270.2	270.6	244.9	244.9
Corporate Finance(4)	292.4	365.1	79.5	103.2
Vendor Finance (acquisition financing)	287.4	553.0	592.5	878.6
Vendor Finance(5)	776.8	1,007.1	2,107.1	2,946.7
Vendor Finance(6)	954.4	1,093.2	–	–
Vendor Finance(7)	486.3	648.6	–	–
Shared facility (Corporate Finance/Vendor Finance)	651.0	697.6	218.3	314.0

Subtotal – Finance Receivables	15,010.1	21,893.0	16,895.9	24,273.9
Transportation Finance – Aero(2)(9)	588.5	1,471.2	617.3	1,461.5
Transportation Finance – Rail(9)	973.3	1,464.5	1,026.1	1,514.0
Transportation Finance – ECA(8)(9)	1,063.4	1,282.8	545.1	648.2

Total	$17,635.3	$26,111.5	$19,084.4	$27,897.6

(1)	Excludes credit balances of factoring clients.

(2)	Reflects advances associated with the Goldman Sachs facility.

(3)	Includes financing executed via total return swaps under which CIT retains control of and risk associated with the pledged assets.

(4)	Reflects advances associated with the Wells Fargo facility.

(5)	Reflects the repurchase of assets previously securitized off-balance sheet and the associated secured debt.

(6)	Equipment lease securitization qualified for the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (TALF).

(7)	Reflects the repurchase of assets previously sold and the associated secured debt.

(8)	Secured aircraft financing facility for the purchase of specified Airbus aircraft under operating leases.

(9)	Equipment under operating lease.

The assets related to the above secured borrowings are primarily owned by special purpose entities that are consolidated in the CIT financial statements, and the creditors of these special purpose entities have received ownership and/or security interests in the assets. These special purpose entities are intended to be bankruptcy remote so that such assets are not available to the creditors of CIT (or any affiliates of CIT) that sold assets to the respective special purpose entities. The transactions do not meet the accounting guidance requirements for sales treatment and are, therefore, recorded as secured borrowings in the Company’s financial statements.

In July 2009, the Company entered into a $3 billion Credit Facility, as discussed in NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Senior Unsecured Notes Summary (dollars in millions)

	June 30, 2009			December 31, 2008
	CIT Group Inc.	Subsidiaries	Total	Total

Variable – Rate	$7,324.3	$127.4	$7,451.7	$12,754.4
Fixed – Rate	20,602.8	3,198.9	23,801.7	24,613.0

Total senior unsecured notes	$27,927.1	$3,326.3	$31,253.4	$37,367.4

Included in our unsecured debt is $2.2 billion of unsecured debt issued by our wholly owned finance subsidiary, CIT Group Funding Company of Delaware (CITGF) and fully guaranteed by CIT Group Inc.. At the time that the debt was issued, CITGF was a Canadian legal entity. In December, 2007, as part of an internal tax reorganization, we redomesticated the legal entity in Delaware. CITGF is a finance company. Its sole business was to issue debt, the proceeds of which were lent to an affiliate to fund its business. CITGF’s assets consist of notes receivable from this affiliate.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon executing a derivative contract, the Company designates the derivative as either a qualifying hedge (in accordance with accounting literature), an economic hedge not designated as a hedge, or held for trading. The designation may change based upon management’s reassessment or changing circumstances. Derivatives utilized by the Company principally include swaps and forward settlement contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Financial forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. CIT also executes interest rate swaps with customers (and offsetting swaps with financial institutions) in connection with certain lending arrangements.

Major portfolio hedge strategies include: (1) Interest rate risk management to match fund asset portfolio growth. Interest rate swaps, whereby CIT pays a fixed interest rate and receives a variable interest rate, are utilized to hedge cash flows relating to specific variable-rate debt instruments. These transactions are classified as cash flow hedges and effectively convert variable-rate debt to fixed-rate debt. Interest rate swaps, whereby CIT pays a variable interest rate and receives a fixed interest rate, are utilized to hedge specific fixed-rate debt. These transactions are classified as fair value hedges and effectively convert fixed-rate debt to a variable-rate debt. (2) Currency risk management to hedge foreign funding sources. Cross-currency swaps, whereby CIT pays U.S. dollars and receives various foreign currencies, are utilized to effectively convert foreign-denominated debt to U.S. dollar debt. These transactions are classified as either foreign currency cash flow or foreign currency fair value hedges. (3) Currency risk management to hedge investments in foreign operations. Cross-currency swaps and foreign currency forward contracts, whereby CIT pays various foreign currencies and receives U.S. dollars, are utilized to effectively convert foreign currency denominated Net Investments to U.S. dollar denominated Net Investment. These transactions are classified as foreign currency net investment hedges, or foreign currency cash flow hedges, with resulting gains and losses reflected in accumulated other comprehensive income as a separate component of equity.

Derivative instruments are recognized in the balance sheet at their fair values in derivative counterparty assets or liabilities in the case of derivatives qualifying for hedge accounting. Derivatives that do not qualify for hedge accounting are recognized in the balance sheet as trading assets or liabilities. Changes in fair values are recognized currently in earnings, unless the derivatives qualify as cash flow hedges. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive income as a separate component of equity, and contractual cash flows, along with the related impact of the hedged items, continue to be recognized in earnings. Any ineffective portion of a hedge is reported in current earnings. Amounts accumulated in other comprehensive income are reclassified to earnings in the same period that the hedged transaction impacts earnings. Effective as of July 20, 2009, the date that the Company announced that it would be commencing a comprehensive restructuring of its liabilities, the Company’s cash flow hedges no longer met the criteria for hedge accounting. The changes in fair value of these derivatives subsequent to July 20, 2009 will be recorded in earnings. Upon finalization and approval of the restructuring plan by the Company and Steering Committee, the amount of unrealized losses on the cash flow hedges recorded in accumulated other comprehensive loss ($34.9 million as of June 30, 2009) may be charged to earnings.

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

Derivative instruments are transacted with CIT customers using interest rate swaps and other derivatives with our customers as well as derivative transactions with other financial institutions with like terms. These derivative instruments do not qualify for hedge accounting. As a result, changes in fair value of these derivative instruments are reflected in current earnings. These

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

CIT’s recent ratings downgrades have given its derivative counterparties the option to terminate all of the trades under an ISDA agreement by way of the Additional Termination Event provision. As of August 17, 2009, CIT received notice of terminations on 25 of our derivative instruments with a notional balance of $4.4 billion and a fair value of $40.9 million as of June 30, 2009. In addition, others (predominantly those who have a mark-to-market liability to CIT) have sent Reservation of Rights letters. These letters are intended to make it clear that the banks are not exercising their rights to terminate at the present time, but are reserving their rights to do so in the future.

The fair value of derivative financial instruments is set forth below:

	Assets		Liabilities
At June 30, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cross currency swaps	Derivative counterparty assets	$472.4	Derivative counterparty liabilities	$(47.7)
Interest rate swaps	Derivative counterparty assets	373.7	Derivative counterparty liabilities	(118.1)
Foreign currency forward
exchange contracts	Derivative counterparty assets	120.2	Derivative counterparty liabilities	(16.9)

Derivatives qualifying as
SFAS 133 hedges		966.3		(182.7)

Cross currency swaps	Trading assets – derivatives	6.7	Trading liabilities – derivatives	(20.6)
Interest rate swaps	Trading assets – derivatives	102.3	Trading liabilities – derivatives	(90.2)
Foreign currency forward
exchange contracts	Trading assets – derivatives	42.2	Trading liabilities – derivatives	(28.6)

Non-qualifying derivatives		151.2		(139.4)

Total		$1,117.5		$(322.1)

During the quarter and six months ended June 30, 2009 the Company recognized a gain of $3.9 million on the ineffective portion of derivatives qualifying as hedges of future cash flows.

During the quarter and six months ended June 30, 2009 the Company recognized losses of $14.3 million and $13.3 million, respectively, on the ineffective portion of derivatives qualifying as fair value hedges.

The following table presents the effect of derivative instruments not designated as hedging instruments under SFAS 133 on the statement of operations.

		Gain / (Loss)
Derivatives Not Designated as Hedging Instruments under SFAS 133	Line-item of Gain / (Loss) Recognized in Statement of Income	Quarter	Six Months
		Ended June 30, 2009

Cross currency swaps	Other income (expense)	$(32.5)	$(41.2)
Interest rate swaps	Other income (expense)	29.7	31.1
Foreign currency forward exchange contracts	Other income (expense)	(4.9)	0.8
Warrant	Other income (expense)	(25.2)	70.6

Derivatives not qualifying as SFAS 133 hedges		$(32.9)	$61.3

Item 1: Consolidated Financial Statements	17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information regarding qualifying SFAS 133 hedges, specifically the notional principal value of interest rate swaps by class and the corresponding hedged positions.

Interest Rate Swaps (dollars in millions)

June 30, 2009	December 31, 2008	Hedged Item	Hedge Classification

Variable rate to fixed rate swaps(1)
$2,891.4	$4,975.1	Cash flow variability associated with specific variable-rate debt	Cash flow

Fixed rate to variable rate swaps (2)
$8,777.0	$9,778.1	Specific fixed rate debt	Fair value

(1)	CIT pays a fixed rate of interest and receives a variable rate of interest. These swaps hedge the cash flow variability associated with specific variable rate debt.

(2)	CIT pays a variable rate of interest and receives a fixed rate of interest. These swaps hedge specific fixed rate debt instruments.

The following table presents the notional principal amounts of cross-currency swaps by class and the corresponding hedged positions.

Cross-currency Swaps (dollars in millions)

June 30, 2009	December 31, 2008	Hedged Item	Hedge Classification

$3,250.5	$4,138.1	Foreign denominated debt	Foreign currency fair value
1,749.6	164.4	Foreign currency equity investments in subsidiaries	Foreign currency net investment
63.8	63.8	Foreign denominated fixed-rate debt	Foreign currency cash flow
3.3	3.4	Foreign currency loans to subsidiaries	Foreign currency cash flow

$5,067.2	$4,369.7

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

The following table presents the notional principal amounts of foreign currency forward exchange contracts and the corresponding hedged positions.

18	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Forward Exchange Contracts (dollars in millions)

June 30, 2009	December 31, 2008	Hedged Item	Hedge Classification
$224.3	$521.0	Foreign currency loans to subsidiaries	Foreign currency cash flow
2,270.6	3,584.3	Foreign currency equity investments in subsidiaries	Foreign currency net investment

$2,494.9	$4,105.3

The table that follows summarizes the nature and notional amount of economic hedges that do not qualify for hedge accounting under SFAS 133.

Non-hedge Accounting Derivatives (dollars in millions)

June 30, 2009	December 31, 2008	Type of Swaps/ Caps
$8,025.4	$9,731.1	US dollar interest rate swaps
4,222.3	5,713.2	Interest rate caps
234.6	408.7	Cross-currency swaps
203.6	220.7	Foreign currency interest rate swaps
–	39.0	Credit default swaps
1,461.8	940.0	Foreign exchange forward contracts

$14,147.7	$17,052.7	Non-Hedge Accounting Derivatives

U.S. interest rate swap contracts in the table above relate to the following: (1) $1.6 billion at June 30, 2009 and $2.3 billion at December 31, 2008 in notional amount of interest rate swaps related to customer derivative programs, (2) $3.9 billion in basis swaps executed in December 2007 in conjunction with secured borrowings collateralized by student loans, (3) $1.2 billion in U.S. Dollar interest rate swaps (approximately $460.6 million each in offsetting float to fixed and fixed to float) related to an on-balance sheet Vendor Finance securitization transaction, (4) $0.9 billion in interest rate swaps relating to aerospace securitizations and (5) $0.4 billion of U.S. dollar interest rate swaps formerly hedging the commercial paper program and certain fixed rate debt, for which hedge accounting was discontinued in the first quarter of 2008. CIT has also extended $2.7 billion at June 30, 2009 and $4.0 billion at December 31, 2008 in interest rate caps in connection with its customer derivative program. The notional amounts of derivatives related to the customer program include both derivative transactions with CIT customers, as well as offsetting transactions with third parties with like notional amounts and terms.

CIT also has certain cross-currency swaps, certain U.S. and Canadian dollar interest rate swaps, and interest rate caps that are economic hedges of certain interest rate and foreign currency exposures. In addition, CIT has entered into credit default swaps, with original terms of 5 years, to economically hedge certain CIT credit exposures. Further, as discussed in Note 5 – Debt, the securities based borrowing facility with GSI is structured and documented as a total return swap (TRS). The amount available for advances under the TRS is accounted for as a derivative financial instrument; to the extent amounts have been advanced to the Company, the TRS notional is not accounted for as a derivative financial instrument because to do so would double count the risks and rewards of owning the underlying encumbered assets. At June 30, 2009, the estimated fair value of the contract in a hypothetical transfer is not significant.

In addition to the amounts in the preceding table, CIT had $533.1 million and $744.0 million in notional amount of interest rate swaps outstanding with securitization trusts at June 30, 2009 and December 31, 2008 to insulate the trusts against interest rate risk. CIT entered into offsetting swap transactions with third parties totaling $533.1 million and $744.0 million in notional amount at June 30, 2009 and December 31, 2008 to insulate the Company from the related interest rate risk.

Item 1: Consolidated Financial Statements	19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The total comprehensive loss before preferred dividends for the quarter ended June 30, 2009 was $1.5 billion, versus $2.0 billion in the prior year quarter. For the six months ended June 30, 2009 and 2008, the balances were losses of $1.9 billion and $2.3 billion. The following table details the components of accumulated other comprehensive income, net of tax.

Accumulated Other Comprehensive Income (dollars in millions)

	June 30, 2009	December 31, 2008

Foreign currency translation adjustments	$(2.7)	$31.3
Unrealized loss on equity and securitization investments	(3.6)	(1.3)
Benefit plan net (loss) and prior service (cost), net of tax	(93.5)	(98.7)
Changes in fair values of derivatives qualifying as cash flow hedges	(34.9)	(136.9)

Total accumulated other comprehensive loss	$(134.7)	$(205.6)

The change in the foreign currency translation adjustments as of June 30, 2009 reflects the strengthening of the U.S. dollar in relation to various foreign currencies, including the Euro and the Canadian Dollar, partially offset by corresponding hedging activity, on an after tax basis.

The change in the unrealized loss on equity and securitization investments primarily reflects the change in the fair value of these assets.

The change in fair values of derivatives qualifying as cash flow hedges related to variations in market interest rates, as these derivatives hedge the interest rate variability associated with an equivalent amount of variable-rate debt. See Note 6 – Derivative Financial Instruments for additional information.

The unrealized loss as of June 30, 2009 reflects lower market interest rates since the inception of the hedges. The Accumulated Other Comprehensive Loss (along with the corresponding swap asset or liability) will be adjusted as market interest rates change over the remaining lives of the swaps. Assuming no change in interest rates, approximately $19.9 million, net of tax, of the Accumulated Other Comprehensive Loss relating to derivatives qualifying as cash flow hedges as of June 30, 2009 is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made.

NOTE 8 – FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below. Such assets and liabilities are classified in their entirety based on the highest priority ranking of input that is significant to the fair value measurement. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and the determination of fair value requires significant judgment or estimation. Financial assets at estimated fair value classified within Level 3 totaled $169.8 million, or 0.2% of total assets as of June 30, 2009.

20	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

June 30, 2009	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale	$26.8	$18.9	$7.9	$–
Retained interests in securitizations and other investments	169.5	–	–	169.5
Trading assets at fair value – derivatives	151.2	–	151.2	–
Derivative counterparty assets at fair value	966.3	–	966.0	0.3

Total Assets	$1,313.8	$18.9	$1,125.1	$169.8

Liabilities
Trading liabilities at fair value – derivatives	$139.4	$–	$139.4	$–
Derivative counterparty liabilities at fair value	182.7	–	166.8	15.9

Total Liabilities	$322.1	$–	$306.2	$15.9

December 31, 2008
Assets
Equity Investments (in Other Assets)	$88.5	$88.5	$–	$–
Retained interests in securitizations	229.4	–	–	229.4
Trading assets at fair value – derivatives	139.4	–	139.4	–
Derivative counterparty assets at fair value	1,489.5	–	1,471.9	17.6

Total Assets	$1,946.8	$88.5	$1,611.3	$247.0

Liabilities
Trading liabilities at fair value – derivatives	$127.4	$–	$127.4	$–
Derivative counterparty liabilities at fair value	433.7	–	411.3	22.4

Total Liabilities	$561.1	$–	$538.7	$22.4

Securities available for sale

Securities available for sale category includes available-for-sale marketable equity securities, whose fair value is determined using quoted market prices. Such items are classified in Level 1. This category also includes debt securities that are not actively traded on an open market. The fair value of these securities were obtained through the broker and based on the actual trades. Such securities are classified in Level 2.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities as of the quarter and six months ended June 30, 2009 and 2008.

	Total	Retained Interests in securitizations	Derivatives
March 31, 2009	$194.5	$192.0	$2.5
Gains or losses realized/unrealized
Included in other income	(22.8)	1.0	(23.8)
Included in other comprehensive income	7.0	1.3	5.7
Other net	(24.8)	(24.8)	–

June 30, 2009	$153.9	$169.5	$(15.6)

December 31, 2008	$224.6	$229.4	$(4.8)
Gains or losses realized/unrealized
Included in other income	(40.3)	(12.9)	(27.4)
Included in other comprehensive income	14.9	(1.7)	16.6
Other net	(45.3)	(45.3)	–

June 30, 2009	$153.9	$169.5	$(15.6)

March 31, 2008	$1,121.5	$1,129.9	$(8.4)
Gains or losses realized/unrealized
Included in other income	(19.8)	(10.9)	(8.9)
Included in other comprehensive income	(8.8)	(0.9)	(7.9)
Other net	98.2	98.2	–

June 30, 2008	$1,191.1	$1,216.3	$(25.2)

December 31, 2007	$1,173.3	$1,177.5	$(4.2)
Gains or losses realized/unrealized
Included in other income	(40.6)	(29.4)	(11.2)
Included in other comprehensive income	(14.7)	(4.9)	(9.8)
Other net	73.1	73.1	–

June 30, 2008	$1,191.1	$1,216.3	$(25.2)

The loss on Level 3 derivatives in the table above, related to certain cross-currency swaps that economically hedge currency exposures, but do not qualify for hedge accounting, was essentially offset by losses on corresponding currency transactional exposures.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets and liabilities are measured at estimated fair value on a non-recurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the financial instruments on the Consolidated Balance Sheet by caption and by level within the valuation hierarchy (as described above) as of June 30, 2009, and December 31, 2008 for which a non-recurring change in fair value has been recorded.

		Fair Value Measurements at Reporting Date Using:
June 30, 2009	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
Assets Held for Sale	$427.3	$ –	$427.3	$–	$(37.9)
Debt held to maturity	2.6	–	–	2.6	(1.0)
Investments	9.7	–	–	9.7	(7.0)
Impaired loans	1,216.1	–	–	1,216.1	(385.8)

Total	$1,655.7	$ –	$427.3	$1,228.4	$(431.7)

	Fair Value Measurements at Reporting Date Using:
December 31, 2008	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
Assets Held for Sale	$–	$–	$–	$–	$–
Impaired loans	774.5	–	–	774.5	(289.8)

Total	$774.5	$–	$–	$774.5	$(289.8)

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

Operating lease equipment held for sale consists of aircraft as of June 30, 2009 and is classified within Level 2. Similar to loans held for sale, the estimated fair values of these assets is calculated using observable market information, including bids from prospective purchasers, pricing from similar market transactions where available, and appraisal data.

Loans and lease receivables designated for sale, securitization or syndication are classified as finance receivables held for sale and are carried at lower of cost or fair value. The amount by which costs exceeds fair value is recorded as a valuation allowance. Subsequent changes in the valuation allowance are included in the determination of net income in the period in which the change occurs.

Debt securities held to maturity and Investments

The investments and debt securities held to maturity category include nonpublic investments in private equity and debt issued by such companies. Determining the fair value of nonpublic securities involves a significant degree of management resources and judgment as no quoted prices exist and such securities are generally very thinly traded. The Company uses an established process for determining the fair value of such securities, using commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry specific non-earnings-based multiples and discounted cash flow models. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances, or other observable transactions. Private equity securities are generally classified in Level 3 of the fair-value hierarchy.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments amended FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. Estimated fair values, recorded carrying values and various assumptions used in valuing CIT’s financial instruments are set forth below.

Item 1: Consolidated Financial Statements	23

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)	June 30, 2009 Asset/(Liability)		December 31, 2008 Asset/(Liability)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Finance receivables-loans(1)	$37,693.3	$30,821.6	$42,402.8	$34,085.9
Finance receivables-held for sale(2)	427.3	427.3	156.1	156.1
Retained interest in securitizations(2)	169.5	169.5	229.4	229.4
Other assets(3)	2,451.9	2,451.9	2,862.0	2,862.0
Bank credit facilities (including accrued interest payable)	(3,100.9)	(2,412.8)	(5,200.0)	(4,627.5)
Deposits (including accrued interest payable)(4)	(5,070.2)	(5,480.9)	(2,651.9)	(2,774.2)
Variable-rate senior notes (including accrued interest payable)(5)	(7,455.7)	(5,368.1)	(12,824.0)	(10,605.4)
Fixed-rate senior notes (including accrued interest payable)(5)	(24,197.7)	(15,907.5)	(25,022.6)	(17,703.5)
Non-recourse, secured borrowings (including accrued interest payable)(6)	(17,662.6)	(15,354.9)	(19,119.0)	(15,811.4)
Junior, subordinated notes and convertible debt	(2,098.9)	(872.5)	(2,098.9)	(1,263.5)
Credit balances of factoring clients and other liabilities(7)	(4,718.0)	(4,718.0)	(4,945.3)	(4,945.3)
Derivative financial instruments(8)	795.4	795.4	1,067.8	1,067.8

(1)	The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the period for loans with similar terms to borrowers of similar credit quality. Discount rate used in the present value calculation range from 8.2% to 23.4% for June 30, 2009 and 13.3% to 23.4% for December 31, 2008 based on individual business units. For floating-rate loans we used an average LIBOR spreads between 7.4% and 19.6% and between 11.6% and 16.7% to approximate carrying value as of June 30, 2009 and December 31, 2008, respectively. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $10.8 billion at June 30, 2009 and $10.6 billion at December 31, 2008.

(2)	Finance receivables held for sale are recorded at lower of cost or market on the balance sheet. Given current market conditions, lower of cost or market is equal to fair value. Fair values of retained interests in securitizations are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates.

(3)	Other assets subject to fair value disclosure include accrued interest receivable, certain investment securities, servicing assets and miscellaneous other assets. The carrying amount of accrued interest receivable approximates fair value. The carrying value of other assets not subject to fair value disclosure totaled $1.8 billion at June 30, 2009 and $1.7 billion at December 31, 2008.

(4)	The fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation range from 0.65% to 4.25% at June 30, 2009 and 1.55% to 4.65% at December 31, 2008.

(5)	The difference between the carrying value of fixed-rate senior notes, variable rate senior notes and preferred capital securities and the corresponding balances reflected in the consolidated balance sheets is accrued interest payable. These amounts are excluded from the other liabilities balances in this table. Most fixed-rate notes were valued from quoted market estimates. In rare instances where market estimates were not available, values were computed using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 8.37% to 34.70% at June 30, 2009 and 3.31% to 16.88% at December 31, 2008. The spread was substantially wider during the first six months of 2009 due to the widening of CIT credit spreads.

(6)	Non-recourse secured borrowing includes Trade Finance where the fair value is approximately par.

(7)	The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Other liabilities include accrued liabilities and deferred federal income taxes. Accrued liabilities and payables with no stated maturities have an estimated fair value that approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $0.4 billion at June 30, 2009 and $0.1 billion at December 31, 2008.

(8)	CIT enters into derivative financial instruments for hedging purposes (FAS 133 and economic hedges) only. The estimated fair values are calculated internally using market data and represent the net amount receivable or payable to terminate the agreement, taking into account current market rates. See Note 6 — “Derivative Financial Instruments” for notional principal amounts and fair values associated with the instruments.

NOTE 9 – CAPITAL

On December 22, 2008, The Board of Governors of the Federal Reserve (“FRB”) approved the Company’s application to become a bank holding company under the Bank Holding Company Act of 1956, as amended. On December 22, 2008, CIT Bank converted its charter as an industrial loan company to a non-member commercial bank, which continues to be supervised by the FDIC and the Utah Department of Financial Institutions.

24	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and CIT Bank are each subject to various regulatory capital requirements administered by the FRB and the FDIC, respectively. Failure to meet minimum capital requirements can result in regulators taking certain mandatory, or in some circumstances, discretionary actions that could have a direct material effect on the Company. Under applicable Agency capital adequacy guidelines and, with respect to CIT Bank, the regulatory framework for prompt corrective action (“PCA”), the Company and CIT Bank must meet specific capital guidelines that involve quantitative measures of each institution’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Each institution’s regulatory capital amounts and CIT Bank’s PCA classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require that the Company and CIT Bank each maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). In connection with becoming a bank holding company, the Company committed to a minimum level of total risk based capital of 13% of risk-weighted assets. In connection with CIT Bank’s conversion to a commercial bank, CIT Bank committed to maintaining for three years a Tier 1 leverage ratio of at least 15%. At June 30, 2009, the Company’s total risk based capital decreased to 12.8%, slightly below the level that the Company committed to maintain (13%). The Company is currently developing a plan to maintain sufficient capital which it will submit to the Federal Reserve for review.

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to the estimated amount reported as of June 30, 2009.

Although the Consolidated/Holding Company’s capital ratio is slightly below the ratio committed to regulators as described above, as of June 30, 2009, CIT Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Institution’s category.

Regulatory Capital Ratios (dollars in millions)

		Actual			To Be Well
					Capitalized
				Ratio For	Under Prompt
				Capital Adequacy	Corrective Action
		Amount	Ratio	Purposes	Provisions Ratio

Total Capital (to risk weighted assets):
Consolidated(1)	June 30, 2009	$8,944.7	12.8%	13.0%	N/A
	December 31, 2008	$10,369.7	13.1%	13.0%	N/A
CIT Bank	June 30, 2009	$1,640.3	39.7%	8.0%	10.0%
	December 31, 2008	$563.7	23.5%	8.0%	10.0%
Tier 1 Capital (to risk weighted assets):
Consolidated	June 30, 2009	$6,157.9	8.8%	4.0%	N/A
	December 31, 2008	$7,498.8	9.4%	4.0%	N/A
CIT Bank	June 30, 2009	$1,588.5	38.4%	4.0%	6.0%
	December 31, 2008	$533.4	22.2%	4.0%	6.0%
Tier 1 Capital (to average assets) (Leverage Ratio):
Consolidated	June 30, 2009	$6,157.9	8.3%	4.0%	N/A
	December 31, 2008	$7,498.8	9.6%	4.0%	N/A
CIT Bank(1)	June 30, 2009	$1,588.5	16.5%	15.0%	5.0%
	December 31, 2008	$533.4	15.8%	15.0%	5.0%

(1) The Company and Bank have committed to maintaining capital ratios above regulatory minimum levels as explained in the paragraphs preceding this table.

The following table presents the components of Tier 1 capital and Total capital for the Company and CIT Bank at June 30, 2009 and December 31, 2008.

Item 1: Consolidated Financial Statements	25

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Capital (dollars in millions)

	CIT Group Inc.		CIT Bank
Tier 1 Capital	June 30, 2009	December 31, 2008(1)	June 30, 2009	December 31, 2008

Total stockholders’ equity	$6,078.9	$8,124.3	$1,588.7	$533.4
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	130.6	138.5	(0.2)	–

Adjusted total equity	6,209.5	8,262.8	1,588.5	533.4
Qualifying noncontrolling interest	32.4	33.0	–	–
Less: Goodwill	–	(568.1)	–	–
Disallowed intangible assets	–	(130.5)	–	–
Investment in certain subsidiaries	(2.5)	(22.0)	–	–
Other Tier 1 components(2)	(81.5)	(76.4)	–	–

Tier 1 Capital	6,157.9	7,498.8	1,588.5	533.4
Tier 2 Capital
Long-term debt and other instruments qualifying as Tier 2 Capital	1,899.0	1,899.0	–	–
Qualifying reserve for credit losses	890.3	993.8	51.7	30.3
Other Tier 2 components	(2.5)	(21.9)	0.1	–

Total qualifying capital	$8,944.7	$10,369.7	$1,640.3	$563.7

Risk-weighted assets	$69,998.1	$79,403.2	$4,133.3	$2,400.8

Tier 1 Capital Ratio	8.8%	9.4%	38.4%	22.2%
Total Capital Ratio	12.8%	13.1%	39.7%	23.5%

(1)	Reclassified to conform to current quarter’s presentation.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments, and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable equity securities (net of tax).

NOTE 10 – EARNINGS (LOSS) PER COMMON SHARE

The following table displays the computation of basic and diluted (loss) earnings per common share:

Earnings Per Share (dollars in millions, except per share amount; shares in thousands)

	Quarters Ended June 30,		Six Months Ended June 31,
	2009	2008	2009	2008
Earnings / (Loss)
Net (loss) income from continuing operations, before preferred stock dividends	$(1,618.5)	$ 47.9	$ (1,960.8)	$ (192.8)
Loss from discontinued operation	–	(2,115.8)	–	(2,113.8)

Net loss before preferred stock dividends	(1,618.5)	(2,067.9)	(1,960.8)	(2,306.6)
Preferred stock dividends	(61.6)	(16.7)	(122.0)	(24.2)
(Income) loss attributable to noncontrolling interests, after tax	0.7	0.2	0.2	(10.8)

Net loss attributable to common stockholders	$(1,679.4)	$ (2,084.4)	$ (2,082.6)	$(2,341.6)

Weighted Average Common Shares Outstanding
Basic and diluted shares outstanding(1)	390,535	264,381	389,741	227,704
Basic and diluted earnings per common share data
(Loss) income from continuing operations(2)	$ (4.30)	$ 0.12	$ (5.34)	$ (1.00)
Loss from discontinued operation	–	(8.00)	–	(9.28)

Net loss per share attributable to common shareholders	$ (4.30)	$ (7.88)	$ (5.34)	$ (10.28)

(1)	Weighted average options and restricted shares that were excluded from diluted per share totaled 24.4 million and 14.8 million for the quarters ended June 30, 2009 and 2008 respectively, and 23.9 million and 14.6 million for the six months ended June 30, 2009 and 2008 respectively. Also excluded as the effect was anti-dilutive were the potential dilution of 88.7 million common shares issuable under a 10-year warrant at an exercise price of $3.94.

(2)	Amount is net of preferred stock dividends and non-controlling minority interests.

26	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The following table discloses various components of pension and postretirement expense.

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Retirement Plans
Service cost	$4.7	$5.5	$9.5	$11.4
Interest cost	6.0	6.3	11.9	12.4
Expected return on plan assets	(4.6)	(5.0)	(9.4)	(10.3)
Amortization of net loss	3.7	0.5	7.4	0.7
Amortization of prior service cost	0.5	0.6	1.0	1.2
Loss due to settlements & curtailments	–	0.7	(0.4)	5.1
Termination benefits	0.2	–	0.4	0.7

Net periodic benefit cost	$10.5	$8.6	$20.4	$21.2

Postretirement Plans
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	0.8	0.9	1.5	1.6
Amortization of net (gain) loss	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of prior service cost	–	(0.1)	–	(0.1)
Loss due to settlements & curtailments	–	–	(0.1)	0.5
Remeasurement/plan establishment	–	0.9	–	0.9

Net periodic benefit cost	$1.0	$1.9	$1.9	$3.4

For the six months ended June 30, 2009, CIT contributed $52.0 million to the retirement plans, including a contribution of approximately $45.8 million to the U.S. Retirement Plan, and currently expects to contribute an additional $5.0 million in the second half of 2009, for a total of $57.0 million. CIT contributed $2.6 million to the postretirement plans, and currently expects to contribute an additional $2.1 million in 2009, for a total of $4.7 million.

NOTE 12 – COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments related to continuing operations. Descriptions of these items follow the table.

Commitments (dollars in millions)

	June 30, 2009			December 31, 2008 Total Outstanding
	Within One Year	After One Year	Total Outstanding
Financing Commitments
Financing and leasing assets	$716.6	$3,748.1	$4,464.7	$5,526.0
Vendor receivables	454.9	367.5	822.4	–
Letters of credit and acceptances:
Standby letters of credit	246.6	177.2	423.8	646.5
Other letters of credit	209.3	–	209.3	245.7
Guarantees, acceptances and other recourse obligations	547.4	–	547.4	748.4
Purchase and Funding Commitments
Aerospace and other manufacturer purchase commitments	476.9	4,522.9	4,999.8	5,559.9
Sale-leaseback payments	165.9	1,540.8	1,706.7	1,815.3
Other
Liabilities for unrecognized tax benefits	15.0	44.6	59.6	110.9

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expiration and utilization of financing commitments resulted in a decline from $5.5 billion at year end 2008 to $4.5 billion at June 30, 2009, excluding the impact of an approximate $0.8 billion increase in additional funding commitments associated with vendor receivables previously off-balance sheet and brought on-balance sheet during the second quarter in connection with the renegotiation of a contract with a manufacturer. The manufacturer is obligated to provide CIT the funds necessary for CIT to disburse to the customer, therefore these do not present liquidity risk to the Company. Financing commitments shown above also exclude roughly $2.8 billion of commitments that were not available for draw due to requirements for asset / collateral availability or covenant conditions at June 30, 2009.

The Company does not include in the previous table unused cancelable lines of credit to customers in connection with select third-party vendor programs, which may be used solely to finance additional product purchases. These uncommitted lines of credit can be reduced or canceled by CIT at any time without notice. Management’s experience indicates that customers related to vendor programs typically do not seek to exercise their entire available line of credit at any point in time. These lines of credit include vendor finance programs for Dell customers. See Note 14 –Certain Relationships and Related Transactions for additional information regarding Dell.

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

Guarantees are issued primarily in conjunction with CIT’s factoring product in Trade Finance, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the client’s customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. As of June 30, 2009 and December 31, 2008, CIT had no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

Purchase and Funding Commitments

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. The commitments to purchase commercial aircraft are with both Airbus Industrie and The Boeing Company. The aerospace equipment purchases are contracted for a specific model aircraft, using a baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may also change depending on the final specifications of the aircraft, including engine thrust, aircraft weight and seating configuration. Equipment purchases are recorded at delivery date at the final purchase price paid, which includes purchase price discounts, price changes relating to specification changes and price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on the contracted purchase price less payments to date for pre-delivery payments and exclude buyer furnished equipment to be selected by the initial lessee. Pursuant to existing contractual commitments, 103 aircraft remain to be purchased (13 within the next twelve months). Lease commitments are in place for all aircraft to be delivered over the next twelve months. The aircraft deliveries to CIT are scheduled periodically through 2018.

Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relate primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months.

CIT is party to sale-leaseback transactions involving railcars and two business aircraft, under which it is obligated to pay a remaining total of $1,706.7 million, with annual amounts ranging from $141 million to $166 million per year for 2010 through 2014, with remaining payments due through 2030. These lease payments are expected to be more than offset by rental income associated with re-leasing the assets, subject to actual utilization and rentals. In conjunction with sale-leaseback transactions, CIT has guaranteed all obligations of the related consolidated lessee entities.

28	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CIT has guaranteed the public and private debt securities of a number of its wholly-owned consolidated subsidiaries, including those disclosed in Note 17 – Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT’s subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies.

NOTE 13 – CONTINGENCIES

SECURITIES CLASS ACTION

On July 25, 2008 and August 22, 2008, putative class action lawsuits were filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and its Chief Financial Officer. On August 15, 2008, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York by a holder of CIT-PrZ equity units against CIT, its Chief Executive Officer, its Chief Financial Officer, its former Controller and members of its Board of Directors. On May 26, 2009, the Court consolidated these three shareholder actions into a single action and appointed Pensioenfonds Horeca & Catering as Lead Plaintiff to represent the proposed class, which consists of all acquirers of CIT securities from December 12, 2006 through March 5, 2008, who allegedly were damaged, including acquirers of CIT-PrZ preferred stock pursuant to the October 17, 2007 offering.

On July 16, 2009, the Lead Plaintiff filed a consolidated amended complaint alleging violations of the Securities Exchange Act of 1934 (“1934 Act”) and the Securities Act of 1933 (“1933 Act”). Specifically, it is alleged that the Company, its CEO, its CFO, its former Vice Chairman, and its former Executive Vice President and Controller, violated Section 10(b) of the 1934 Act by allegedly making false and misleading statements and omissions regarding CIT’s subprime home lending and student lending businesses. The allegations relating to the Company’s student lending businesses are based upon the assertion that the Company failed to account in its financial statements or, in the case of the preferred stockholders, its registration statement and prospectus, for private student loans related to a helicopter pilot training school, which, it is alleged were highly unlikely to be repaid and should have been written off. The allegations relating to the Company’s home lending business are based on the assertion that the Company failed to fully disclose the risks in the Company’s portfolio of subprime loans. It also is alleged that its CEO, its CFO, its former Vice Chairman and its former Executive Vice President and Controller violated Section 20(a) of the 1934 Act as controlling persons of the Company. Lead Plaintiff also alleges that the Company, its CEO, its CFO and its former Executive Vice President and Controller and those Directors of the Company who signed the registration statement in connection with the October 2007 CIT-PrZ preferred offering violated Sections 11 and/or 12 of the 1933 Act by making false and misleading statements concerning the Company’s student lending business as described above. It also is alleged that its CEO and its CFO, as well as the Directors who signed the registration statement, violated Section 15 of the 1933 Act as controlling persons of the Company.

On September 5, 2008, a purported shareholder derivative lawsuit was filed in the United States District Court for the Southern District of New York on behalf of CIT against its Chief Executive Officer and members of its Board of Directors, alleging defendants breached their fiduciary duties to CIT and abused the trust placed in them by wasting, diverting and misappropriating CIT’s corporate assets. On September 10, 2008, a similar purported shareholder derivative action was filed in New York County Supreme Court against CIT’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors. The allegations in these derivative law suits are based upon private student loans related to a pilot training school, however, plaintiffs’ counsel has indicated that they intend to file an amended complaint.

In these shareholder and derivative lawsuits, plaintiffs seek, among other relief, unspecified damages and interest. CIT believes the allegations in these complaints are without merit and intends to vigorously defend against the allegations.

PILOT TRAINING SCHOOL BANKRUPTCY

In February 2008, a helicopter pilot training school filed for bankruptcy and ceased operating. Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT engaged in the student lending business, had originated private (non-government guaranteed) loans to approximately 2,600 students of the school, which totaled approximately $196.8 million in principal and accrued interest as of December 31, 2007. SLX ceased originating new loans to students of this school in September 2007, but a majority of SLX’s student borrowers had not completed their training when the school ceased operations. Collectability of the outstanding principal and interest on the balance of the loans will depend on a number of factors, including the student’s current ability to repay the loan.

Item 1: Consolidated Financial Statements	29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After the school filed for bankruptcy, and ceased operations, SLX voluntarily placed those students who were in school at the time of the closure “in grace” such that no payments under their loans are required to be made and no interest on their loans is accruing, pending further notice. Lawsuits, including four putative class action lawsuits and one collective action, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws. In addition, several other attorneys who purport to represent student borrowers have threatened litigation if their clients do not receive relief with respect to their debts to SLX. SLX participated in a mediation with several class counsels and the parties have made substantial progress towards a resolution of the student claims against SLX, and has completed a settlement of a mass action commenced by students in Georgia, which is binding upon 37 SLX borrowers. The Attorneys General of several states are reviewing the impact of the helicopter pilot training school’s closure on the student borrowers and any possible role of SLX. SLX is cooperating in each of the Attorney General inquiries. Management believes the Company has good defenses in each of these pending and threatened matters and with respect to the Attorneys General inquiries. However, since the loans are unsecured and uncertainties exist regarding collection, management continues to attempt to resolve these matters as expeditiously as possible.

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

LEHMAN BROTHERS BANKRUPTCY

In conjunction with certain interest rate and foreign currency hedging activities, the Company had counterparty receivables from Lehman Special Financing Inc. (“LSF”), a subsidiary of Lehman Brothers Holding Inc. (“Lehman”) totaling $33 million related to derivative transactions. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In October 2008, LSF filed a Chapter 11 petition in the same court. The Company terminated the swaps prior to the bankruptcy, but has not received payment for the amounts owed, resulting in a bankruptcy claim against LSF and a claim against Lehman, as guarantor of LSF’s obligations. Based on management’s assessment of the collectibility of the outstanding balances and the corresponding potential impairment of this asset, the Company recorded a $15 million pretax valuation charge in the fourth quarter of 2008 and an additional $4.7 million pretax valuation charge in the second quarter of 2009.

RESERVE FUND INVESTMENT

At June 30, 2009, the Company had a remaining principal balance of $60 million (of an initial investment of $600 million) invested in the Reserve Primary Fund (the “Reserve Fund”), a money market fund. The Reserve Fund’s net asset value fell below its stated value of $1.00 and the Reserve Fund currently is in orderly liquidation under the supervision of the Securities and Exchange Commission (“SEC”). In September 2008, the Company requested redemption, and received confirmation with respect to a 97% payout on a portion of the investment. As a result, the Company accrued a pretax charge of $18 million in the third quarter of 2008 representing the Company’s estimate of loss based on the 97% partial payout confirmation.

On February 26, 2009, the Board of Trustees of the Reserve Fund (the “Board”) announced its decision to initially set aside $3.5 billion in a special reserve under the plan of liquidation, to cover potential liabilities for damages and associated expenses related

30	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to lawsuits and regulatory actions against the Reserve Fund. The special reserve may be increased or decreased as further information becomes available. As a result, pursuant to the liquidation plan, interim distributions will continue to be made up to 91.72%, unless the Board determines a need to increase the special reserve. Amounts in the special reserve will be distributed to shareholders once claims, if any, are successful, and the related expenses have been paid or set aside for payment. In May, 2009, the SEC sought an injunction prohibiting distributions from the special damages reserve. If the SEC prevails, the monies in the damages reserve should be made available for distribution in accordance with the Reserve Fund’s orderly liquidation. A hearing to consider the SEC’s request is scheduled to be held in September, 2009.

On May 5, 2009, the SEC filed fraud charges against several entities and individuals who operate the Reserve Fund, alleging a failure to provide key material facts to investors and trustees concerning the Reserve Fund’s vulnerability as a consequence of the LSF and Lehman bankruptcies. The SEC seeks various types of relief, including the return of ill-gotten gains, the payment of civil monetary penalties and the distribution of all Reserve Fund assets pro rata to shareholders who have not been fully paid for any redeemed shares.

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

NOTE 14 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Until December 31, 2007, CIT was a partner with Dell Inc. (“Dell”) in Dell Financial Services L.P. (“DFS”), a joint venture that offered financing to Dell’s customers. The joint venture provided Dell with financing and leasing capabilities that were complementary to its product offerings and provided CIT with a source of new financings. In December 2007, Dell exercised its right to buy CIT’s interest and the Company sold its 30% ownership interest in the DFS joint venture. We maintain the right to provide 25% (of sales volume) funding to DFS in 2009. We also retain the vendor finance programs for Dell’s customers in Canada and in more than 40 countries outside the United States that are not affected by Dell’s purchase of our DFS interest. CIT has certain recourse to DFS on defaulted contracts. Financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $1.9 billion at June 30, 2009 and $2.2 billion at December 31, 2008. Securitized assets included in owned and securitized assets were approximately $0.1 billion at June 30, 2009 and $0.2 billion at December 31, 2008.

CIT also has a joint venture arrangement with Snap-on Incorporated (“Snap-on”) that has a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. In July 2009, Snap-on notified CIT that it was terminating the joint venture agreement, which had been scheduled to terminate January 2010. Under the terms of the agreement, Snap-On will acquire CIT’s interest in the joint venture for a payment of approximately $8 million and will continue to service the portfolio owned by CIT. The termination of the joint venture is not expected to have a material impact on CIT’s origination volume, asset levels or net income prior to the first or second quarter of 2010. CIT and Snap-on have 50% ownership interests, 50% board of directors’ representation, and share income and losses equally. The Snap-on joint venture is accounted for under the equity method and is not consolidated in CIT’s financial statements. Financing and leasing assets were approximately $1.0 billion at both June 30, 2009 and December 31, 2008.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $341 million at June 30, 2009 and $385 million at December 31, 2008.

In the first quarter of 2007, the Company formed Care Investment Trust Inc. (Care), an externally managed real estate investment trust (RElT), formed principally to invest in healthcare-related commercial real estate. In conjunction with a June 2007 IPO, CIT contributed approximately $280 million of loans to Care in return for cash and a 36% equity investment in Care, currently carried

Item 1: Consolidated Financial Statements	31

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at approximately $62 million. During the six months ended June 30, 2009, CIT recorded impairment charges of approximately $14 million. A subsidiary of CIT provides services to Care pursuant to a management agreement. The investment in Care is accounted for under the equity method, as CIT does not have a majority of the economics (expected losses and residual returns) in the entity.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these were entered into in the ordinary course of business. Other assets included approximately $8.8 million at June 30, 2009 and $11.8 million at December 31, 2008 of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – BUSINESS SEGMENT INFORMATION

The following table presents our business segment financial information for continuing operations:

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Continuing Operations
Quarter ended June 30, 2009
Interest income	$243.7	$39.9	$31.0	$224.8	$539.4	$68.5	$607.9	$6.6	$614.5
Interest expense	(126.4)	(139.2)	(13.1)	(140.5)	(419.2)	(83.4)	(502.6)	(131.0)	(633.6)
Provision for credit losses	(430.4)	(0.2)	(20.1)	(77.4)	(528.1)	(32.5)	(560.6)	(27.9)	(588.5)
Rental income on operating leases	11.3	337.5	–	125.2	474.0	–	474.0	(0.5)	473.5
Other income, excluding rental income on operating leases	(234.2)	14.6	55.7	15.2	(148.7)	(8.3)	(157.0)	(41.8)	(198.8)
Depreciation on operating lease equipment	(7.6)	(165.0)	–	(114.3)	(286.9)	–	(286.9)	0.3	(286.6)
Other expenses, excluding depreciation on operating lease equipment	(94.1)	(34.2)	(32.7)	(84.1)	(245.1)	(14.4)	(259.5)	(34.4)	(293.9)
Goodwill and intangible assets impairment charges	(316.8)	–	(363.8)	(11.8)	(692.4)	–	(692.4)	–	(692.4)
(Provision) benefit for income taxes and noncontrolling interests, after tax	291.4	(4.1)	126.7	27.0	441.0	27.7	468.7	(480.7)	(12.0)

Net (loss) income from continuing operations, before preferred stock dividends	$(663.1)	$49.3	$(216.3)	$(35.9)	$(866.0)	$(42.4)	$(908.4)	$(709.4)	$(1,617.8)

Select Period End Balances
Loans including receivables pledged	$18,053.6	$2,424.1	$5,055.8	$11,331.6	$36,865.1	$11,865.2	$48,730.3	$-	$48,730.3
Credit balances of factoring clients	–	–	2,671.8	–	2,671.8	–	2,671.8	–	2,671.8
Assets held for sale	361.7	10.8	–	0.7	373.2	54.1	427.3	–	427.3
Operating lease equipment, net	206.0	12,309.5	–	864.6	13,380.1	–	13,380.1	–	13,380.1
Securitized assets	645.8	–	–	470.1	1,115.9	–	1,115.9	–	1,115.9
Quarter ended June 30, 2008
Interest income	$357.0	$52.4	$51.0	$265.3	$725.7	$144.8	$870.5	$46.4	$916.9
Interest expense	(213.1)	(141.4)	(20.2)	(156.6)	(531.3)	(105.8)	(637.1)	(110.0)	(747.1)
Provision for credit losses	(51.8)	0.1	(36.1)	(22.6)	(110.4)	(33.1)	(143.5)	(8.7)	(152.2)
Rental income on operating leases	13.4	335.8	–	143.7	492.9	–	492.9	(0.6)	492.3
Other income, excluding rental income on operating leases	63.9	34.4	54.1	16.0	168.4	0.9	169.3	(0.4)	168.9
Depreciation on operating lease equipment	(8.2)	(142.2)	–	(129.8)	(280.2)	–	(280.2)	0.1	(280.1)
Other expenses, excluding depreciation on operating lease equipment	(96.7)	(34.2)	(33.3)	(101.6)	(265.8)	(15.6)	(281.4)	(48.2)	(329.6)
(Provision) benefit for income taxes and noncontrolling interests, after tax	(21.5)	(13.3)	(3.8)	(3.5)	(42.1)	9.0	(33.1)	12.1	(21.0)

Net (loss) income from continuing operations, before preferred stock dividends	$43.0	$91.6	$11.7	$10.9	$157.2	$0.2	$157.4	$(109.3)	$48.1

Select Period End Balances
Loans including receivables pledged	$20,841.4	$2,554.4	$6,237.4	$10,699.8	$40,333.0	$12,890.7	$53,223.7	$–	$53,223.7
Credit balances of factoring clients	–	–	3,189.7	–	3,189.7	–	3,189.7	–	3,189.7
Assets held for sale	396.6	448.6	88.0	6.7	939.9	76.8	1,016.7	–	1,016.7
Operating lease equipment, net	323.0	10,931.8	–	1,087.6	12,342.4	–	12,342.4	–	12,342.4
Securitized assets	1,210.5	–	–	3,642.2	4,852.7	–	4,852.7	–	4,852.7

Item 1: Consolidated Financial Statements	33

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Continuing Operations
Six months ended June 30, 2009
Interest income	$499.3	$84.5	$62.4	$454.8	$1,101.0	$135.9	$1,236.9	$17.2	$1,254.1
Interest expense	(276.4)	(275.8)	(29.2)	(284.9)	(866.3)	(158.0)	(1,024.3)	(266.4)	(1,290.7)
Provision for credit losses	(823.8)	1.4	(36.7)	(158.1)	(1,017.2)	(72.6)	(1,089.8)	(34.1)	(1,123.9)
Rental income on operating leases	23.0	674.3	–	252.4	949.7	–	949.7	(1.0)	948.7
Other income, excluding rental income on operating leases	(234.5)	23.3	110.1	41.5	(59.6)	(11.9)	(71.5)	60.7	(10.8)
Depreciation on operating lease equipment	(15.3)	(327.1)	–	(226.8)	(569.2)	–	(569.2)	0.6	(568.6)
Other expenses, excluding depreciation on operating lease equipment	(200.9)	(75.3)	(69.1)	(171.5)	(516.8)	(37.0)	(553.8)	97.3	(456.5)
Goodwill and intangible assets impairment charges	(316.8)	–	(363.8)	(11.8)	(692.4)	–	(692.4)	–	(692.4)
(Provision) benefit for income taxes and noncontrolling interests, after tax	442.0	(10.0)	119.1	43.2	594.3	54.7	649.0	(669.5)	(20.5)

Net (loss) income from continuing operations, before preferred stock dividends	$(903.4)	$95.3	$(207.2)	$(61.2)	$(1,076.5)	$(88.9)	$(1,165.4)	$(795.2)	$(1,960.6)

Six months ended June 30, 2008
Interest income	$779.6	$102.1	$110.2	$538.8	$1,530.7	$306.1	$1,836.8	$69.6	$1,906.4
Interest expense	(467.5)	(290.4)	(43.1)	(312.0)	(1,113.0)	(239.9)	(1,352.9)	(226.3)	(1,579.2)
Provision for credit losses	(135.7)	0.5	(46.1)	(50.8)	(232.1)	(182.7)	(414.8)	15.9	(398.9)
Rental income on operating leases	29.7	678.6	–	291.7	1,000.0	–	1,000.0	(1.0)	999.0
Other income, excluding rental income on operating leases	10.2	74.1	120.0	27.8	232.1	(7.5)	224.6	5.3	229.9
Depreciation on operating lease equipment	(17.4)	(291.7)	–	(265.9)	(575.0)	–	(575.0)	0.3	(574.7)
Other expenses, excluding depreciation on operating lease equipment	(210.9)	(74.8)	(72.5)	(205.6)	(563.8)	(36.9)	(600.7)	(249.8)	(850.5)
(Provision) benefit for income taxes and noncontrolling interests, after tax	7.7	(22.3)	(23.9)	(6.5)	(45.0)	65.9	20.9	43.5	64.4

Net (loss) income from continuing operations, before preferred stock dividends	$(4.3)	$176.1	$44.6	$17.5	$233.9	$(95.0)	$138.9	$(342.5)	$(203.6)

34	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SEVERANCE AND FACILITIES EXITING RESERVES

The following table summarizes activities during 2009:

Severance and Facilities Exit Reserves (dollars in millions)

	Severance		Facilities		Total Reserves
	Number of Employees	Reserve	Number of Facilities	Reserve
Balance at December 31, 2008	175	$42.9	12	$7.7	$50.6
Additions and adjustments	264	29.6	3	9.7	39.3
Utilization	(237)	(29.4)	(4)	(6.4)	(35.8)

Balance at June 30, 2009	202	$43.1	11	$11.0	$54.1

The severance additions during 2009 primarily relate to employee termination benefits incurred in conjunction with various organization efficiency and cost reduction initiatives, primarily in Corporate Finance, Trade Finance and Vendor Finance. These additions, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $42.9 million provision. Outstanding severance liabilities at June 30, 2009 will largely be paid to employees in the third quarter of 2009.

The ending facilities reserves relate primarily to shortfalls in sublease transactions and will be utilized over the remaining terms which range up to approximately 7 years.

NOTE 17 – SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

The following presents condensed consolidating financial information for CIT Holdings LLC. CIT has guaranteed on a full and unconditional and a joint and several basis the existing debt securities that were registered under the Securities Act of 1933 and certain other indebtedness of this subsidiary. CIT has not presented related financial statements or other information for this subsidiary on a stand-alone basis. No subsidiaries within “Other Subsidiaries” in the following tables have unconditionally guaranteed debt securities for any other CIT subsidiary. Also presented are condensed financial statements for CIT Bank and CIT Group Funding Company of Delaware, LLC (Delaware Funding Co.), for which CIT has fully and unconditionally guaranteed the debt securities. During the second quarter of 2009, $5.7 billion of government guaranteed student loans were transferred to CIT Bank, which assumed $3.5 billion of debt and paid $1.6 billion of cash to “CIT Group Inc”.

Item 1: Consolidated Financial Statements	35

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

CONSOLIDATING BALANCE SHEETS	CIT Group Inc.	CIT Holdings LLC	CIT Bank	Delaware Funding Co.	Other Subsidiaries	Eliminations	Total
June 30, 2009
ASSETS
Net finance receivables	$–	$2,892.3	$7,739.3	$–	$36,560.3	$–	$47,191.9
Operating lease equipment, net	–	257.9	–	–	13,122.2	–	13,380.1
Assets held for sale	–	268.6	66.0	–	92.7	–	427.3
Cash and cash equivalents	1,130.4	89.4	1,660.1	1.4	1,586.4	–	4,467.7
Other assets	8,945.7	892.3	415.8	46.5	2,262.9	(7,011.0)	5,552.2

Total Assets	$10,076.1	$4,400.5	$9,881.2	$47.9	$53,624.5	$(7,011.0)	$71,019.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, including deposits	$33,125.9	$693.9	$8,199.9	$2,206.8	$15,239.8	$–	$59,466.3
Credit balances of
factoring clients	–	–	–	–	2,671.8	–	2,671.8
Accrued liabilities and payables	(29,128.7)	2,735.6	92.6	(2,267.2)	31,330.8	–	2,763.1

Total Liabilities	3,997.2	3,429.5	8,292.5	(60.4)	49,242.4	–	64,901.2

Total Stockholders’ Equity	6,078.9	971.0	1,588.7	108.3	4,343.0	(7,011.0)	6,078.9
Minority Interests	–	–	–	–	39.1	–	39.1

Total Equity	6,078.9	971.0	1,588.7	108.3	4,382.1	(7,011.0)	6,118.0

Total Liabilities and
Stockholders’ Equity	$10,076.1	$4,400.5	$9,881.2	$47.9	$53,624.5	$(7,011.0)	$71,019.2

December 31, 2008
ASSETS
Net finance receivables	$–	$3,152.0	$1,904.3	$–	$46,974.1	$–	$52,030.4
Operating lease equipment, net	–	272.6	–	–	12,433.8	–	12,706.4
Assets held for sale	–	–	65.1	–	91.0	–	156.1
Cash and cash equivalents	4,351.9	183.2	1,284.1	13.8	2,532.8	–	8,365.8
Other assets	6,923.2	805.1	244.8	7.4	4,652.8	(5,487.3)	7,146.0
Assets of discontinued operations	–	–	–	–	44.2	–	44.2

Total Assets	$11,275.1	$4,412.9	$3,498.3	$21.2	$66,728.7	$(5,487.3)	$80,448.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, including deposits	$41,248.3	$220.1	$2,912.4	$2,200.0	$19,796.7	$–	$66,377.5
Credit balances of
factoring clients	–	–	–	–	3,049.9	–	3,049.9
Accrued liabilities and payables	(38,097.5)	3,231.5	52.5	(2,336.1)	40,002.0	–	2,852.4

Total Liabilities	3,150.8	3,451.6	2,964.9	(136.1)	62,848.6	–	72,279.8

Total Stockholders’ Equity	8,124.3	961.3	533.4	157.3	3,835.3	(5,487.3)	8,124.3
Minority Interests	–	–	–	–	44.8	–	44.8

Total Equity	8,124.3	961.3	533.4	157.3	3,880.1	(5,487.3)	8,169.1

Total Liabilities and
Stockholders’ Equity	$11,275.1	$4,412.9	$3,498.3	$21.2	$66,728.7	$(5,487.3)	$80,448.9

36	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME (dollars in millions)

CONSOLIDATING STATEMENTS OF INCOME	CIT Group Inc.	CIT Holdings LLC	CIT Bank	Delaware Funding Co.	Other Subsidiaries	Eliminations	Total
Six Months Ended Ended June 30, 2009
Interest income	$4.3	$64.0	$143.0	$51.3	$991.5	$–	$1,254.1
Interest expense	(239.8)	111.9	(103.3)	(45.6)	(1,013.9)	–	(1,290.7)

Net interest revenue	(235.5)	175.9	39.7	5.7	(22.4)	–	(36.6)
Provision for credit losses	–	(33.2)	(42.7)	–	(1,048.0)	–	(1,123.9)

Net interest revenue, after credit provision	(235.5)	142.7	(3.0)	5.7	(1,070.4)	–	(1,160.5)
Equity in net income of subsidiaries	(2,110.4)	–	–	–	–	2,110.4	–
Other Income
Rental income on operating leases.	–	43.9	–	–	904.8	–	948.7
Other	146.3	(42.7)	39.4	0.8	(154.6)	–	(10.8)

Total other income	146.3	1.2	39.4	0.8	750.2	–	937.9

Total net revenue, net of interest expense and credit provision	(2,199.6)	143.9	36.4	6.5	(320.2)	2,110.4	(222.6)

Other expenses
Depreciation on operating lease equipment	–	(35.4)	–	–	(533.2)	–	(568.6)
Goodwill and intangible assets impairment charges	–	–	–	–	(692.4)	–	(692.4)
Other	171.3	(34.0)	(25.9)	–	(567.9)	–	(456.5)

Total other expenses	171.3	(69.4)	(25.9)	–	(1,793.5)	–	(1,717.5)

(Loss) Income from continuing operations before provision for
income taxes and minority interests	(2,028.3)	74.5	10.5	6.5	(2,113.7)	2,110.4	(1,940.1)
Benefit (provision) for income taxes	67.7	(28.3)	(3.6)	–	(56.5)	–	(20.7)

Net (loss) income from continuing operations, before preferred
stock dividends	(1,960.6)	46.2	6.9	6.5	(2,170.2)	2,110.4	(1,960.8)
(Loss) Income from discontinued operations	–	–	–	–	–	–	–
Preferred stock dividends	(122.0)	–	–	–	–	–	(122.0)

Net (loss) income before attribution of non-controlling interests	(2,082.6)	46.2	6.9	6.5	(2,170.2)	2,110.4	(2,082.8)
(Income) attributable to noncontrolling interests, after tax	–	–	–	–	0.2	–	0.2

Net (loss) income (attributable) available to common
stockholders	$(2,082.6)	$46.2	$6.9	$6.5	$(2,170.0)	$2,110.4	$(2,082.6)

Item 1: Consolidated Financial Statements	37

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME	CIT Group Inc.	CIT Holdings LLC	CIT Bank	Delaware Funding Co.	Other Subsidiaries	Eliminations	Total
Six Months Ended June 30, 2008
Interest income	$64.1	$93.8	$85.2	$56.0	$1,607.3	$–	$1,906.4
Interest expense	(211.7)	(12.4)	(62.5)	(53.3)	(1,239.3)	–	(1,579.2)

Net interest revenue	(147.6)	81.4	22.7	2.7	368.0	–	327.2
Provision for credit losses	20.7	(17.8)	(12.9)	–	(388.9)	–	(398.9)

Net interest revenue, after credit provision	(126.9)	63.6	9.8	2.7	(20.9)	–	(71.7)

Equity in net income of subsidiaries	73.4	–	–	–	–	(73.4)	–
Other Income
Rental income on operating leases.	1.0	50.2	–	–	947.8	–	999.0
Other	(32.8)	9.4	6.5	(0.1)	246.9	–	229.9

Total other income	(31.8)	59.6	6.5	(0.1)	1,194.7	–	1,228.9

Total net revenue, net of interest expense and credit provision	(85.3)	123.2	16.3	2.6	1,173.8	(73.4)	1,157.2
Other expenses
Depreciation on operating lease equipment	(0.4)	(41.6)	–	–	(532.7)	–	(574.7)
Other	(302.5)	(43.5)	(7.0)	–	(497.5)	–	(850.5)

Total other expenses	(302.9)	(85.1)	(7.0)	–	(1,030.2)	–	(1,425.2)

(Loss) Income from continuing operations before provision for income taxes and minority
interests	(388.2)	38.1	9.3	2.6	143.6	(73.4)	(268.0)
Benefit (provision) for income taxes	184.6	(14.5)	(3.4)	(1.0)	(90.5)	–	75.2

Net (loss) income from continuing operations, before preferred
stock dividends	(203.6)	23.6	5.9	1.6	53.1	(73.4)	(192.8)
Loss from discontinued operations	(2,113.8)	–	–	–	–	–	(2,113.8)
Preferred stock dividends	(24.2)	–	–	–	–	–	(24.2)

Net (loss) income before attribution of noncontrolling interests	(2,341.6)	23.6	5.9	1.6	53.1	(73.4)	(2,330.8)
(Income) attributable to noncontrolling interests, after tax	–	–	–	–	(10.8)	–	(10.8)

Net (loss) income (attributable) available to common
stockholders	$(2,341.6)	$23.6	$5.9	$1.6	$42.3	$(73.4)	$(2,341.6)

38	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	CIT Bank	Delaware Funding Co.	Other Subsidiaries	Eliminations	Total
Six Months Ended June 30, 2009
Cash Flows From Operating Activities:
Net cash flows provided
by (used for) operations	$(330.8)	$89.4	$(82.0)	$(33.5)	$1,232.0	$–	$875.1

Cash Flows From Investing Activities:
Net increase (decrease) in financing and
leasing assets	–	(59.9)	(5,879.9)	–	9,180.9	–	3,241.1
Decrease in inter-company loans
and investments	5,323.0	–	–	–	–	(5,323.0)	–

Net cash flows (used for) provided by
investing activities	5,323.0	(59.9)	(5,879.9)	–	9,180.9	(5,323.0)	3,241.1

Cash Flows From Financing Activities:
Net increase (decrease) in debt	(8,122.4)	473.8	5,287.5	6.8	(4,570.5)	–	(6,924.8)
Inter-company financing	–	(597.1)	1,050.4	14.3	(5,790.6)	5,323.0	–
Proceeds from the issuance of equity	–	–	–	–	–	–	–
Cash dividends paid	(91.3)	–	–	–	–	–	(91.3)

Net cash flows provided by (used for)
financing activities	(8,213.7)	(123.3)	6,337.9	21.1	(10,361.1)	5,323.0	(7,016.1)

Net (decrease) increase in cash and
cash equivalents	(3,221.5)	(93.8)	376.0	(12.4)	51.8	–	(2,899.9)
Cash and cash equivalents, beginning of period	4,351.9	183.2	1,284.1	13.8	430.3	–	6,263.3

Cash and cash equivalents, end of period	$1,130.4	$89.4	$1,660.1	$1.4	$482.1	$–	$3,363.4

Six Months Ended June 30, 2008
Cash Flows From Operating Activities:
Net cash flows provided
by (used for) operations	$31.6	$(8.8)	$94.2	$20.3	$1,099.1	$–	$1,236.4

Cash Flows From Investing Activities:
Net increase (decrease) in financing and
leasing assets	1,365.6	(95.4)	(379.4)	–	(1,827.2)	–	(936.4)
Decrease in inter-company loans
and investments	1,786.4	–	–	–	–	(1,786.4)	–

Net cash flows (used for) provided by
investing activities	3,152.0	(95.4)	(379.4)	–	(1,827.2)	(1,786.4)	(936.4)

Cash Flows From Financing Activities:
Net increase (decrease) in debt	(170.2)	292.2	(680.6)	4.0	2,082.6	–	1,528.0
Inter-company financing	–	(65.7)	(.1)	(24.3)	(1,696.3)	1,786.4	–
Cash dividends paid	(100.6)	–	–	–	–	–	(100.6)

Net cash flows provided by (used for)
financing activities	(270.8)	226.5	(680.7)	(20.3)	386.3	1,786.4	1,427.4

Net (decrease) increase in cash and
cash equivalents	2,912.8	122.3	(965.9)	–	(341.8)	–	1,727.4
Cash and cash equivalents, beginning of period	3,171.0	30.5	1,931.6	–	1,180.0	–	6,313.1

Cash and cash equivalents, end of period	$6,083.8	$152.8	$965.7	$–	$838.2	$-	$8,040.5

Item 1: Consolidated Financial Statements	39

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SUBSEQUENT EVENTS

In accordance with current accounting literature, this subsequent events note is updated through August 17, 2009.

Credit Facility

On July 20, 2009, CIT entered into a Credit Facility for up to $3 billion with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto. See NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for further details.

Application for Temporary Liquidity Guarantee Program and Section 23A Waivers

On July 15, 2009, the Company announced that it had been advised that there is no appreciable likelihood of additional government support being provided in the near term. As a result of the Company’s failure to obtain additional government support, including TLGP approval and additional Section 23A waivers, the Company has not been able to shift its primary operating platform to CIT Bank and will not be able to issue government-guaranteed debt under TLGP, further reducing the liquidity options available to the Company.

Financing Commitments

The Company experienced higher draws on committed loan facilities, most notably during the week of July 13 – 17, which included draws of approximately $0.7 billion, about twice the normal activity. During the following week, the draws normalized and some repayments were received. During the same period, there was higher than normal requests for advances on factoring credit balances by customers in the Company’s Trade Finance segment. See NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for further details.

Debt Tender Offer

On July 20, 2009, as part of the restructuring plan, the Company commenced a cash tender offer for its outstanding Floating Rate Senior Notes due August 17, 2009, upon the terms and subject to the conditions set forth in its Offer dated July 20, 2009. The transaction was completed on August 17, 2009 in accordance with the terms and conditions. See NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for further details.

FDIC and UDFI Orders

On July 16, 2009, in connection with the diminished liquidity of CIT, CIT Bank, a wholly-owned subsidiary of CIT, entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (“FDIC Consent Agreement”) with the FDIC in respect of its Order to Cease and Desist (the “FDIC Order”), and a Stipulation and Consent to the Issuance of an Order to Cease and Desist (“UDFI Consent Agreement”) with the Utah Department of Financial Institutions (the “UDFI”) in respect of its Order to Cease and Desist (the “UDFI Order”). See NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for further details.

40	CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Termination of Agreements

On July 16, 2009, Snap-On Incorporated notified CIT that Snap-On is terminating the operating agreement between CIT and Snap-On relating to the parties’ Snap-On Credit LLC joint venture. See NOTE 14 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for further details.

On July 13, 2009, Microsoft Corporation notified CIT that they were terminating its vendor finance program agreement with the Company. Existing finance leases as of June 30, 2009 totaled approximately $649 million. The termination of the vendor finance program is not expected to have a material impact on the Company’s net income for 2009.

Suspension of Preferred Dividend Payments

CIT announced on August 3, 2009 it was suspending dividend payments on its four series of preferred stock in order to improve liquidity and preserve capital while restructuring efforts are ongoing.

Written Agreement with Federal Reserve

On August 12, 2009, the Company entered into a Written Agreement (the “Written Agreement”) between the Company and the Reserve Bank. See NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for further details.

Adoption of Tax Benefits Preservation Plan

On August 12, 2009, the Company adopted a Tax Benefits Preservation Plan (the “Preservation Plan”) in order to protect the Company’s ability to utilize its net operating losses and other tax assets from an “ownership change” under U.S. federal income tax rules.

Item 1: Consolidated Financial Statements	41

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations and

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

FUNDING AND LIQUIDITY UPDATES

Liquidity Risk Management

The Company’s business historically has been dependent upon access to both the secured and unsecured debt capital markets for liquidity and cost-efficient funding. The disruptions in the credit markets that began in 2007 limited the Company’s access to the unsecured debt markets. Downgrades in April and June 2009 in the Company’s short- and long-term credit and counterparty ratings, which are now well below investment grade, materially worsened the situation and had the effect of leaving the Company without access to any unsecured term debt markets.

As a result of these developments, and the Company’s inability to implement its funding strategies as a Bank Holding Company (“BHC”), the Company’s sources of funds are limited primarily to secured borrowings, where available, and cash from portfolio run-off and asset sales. The reliance on secured borrowings has resulted in significant additional costs to the Company due to higher interest rates and restrictions on the types of eligible assets and levels of advance rates in such secured facilities.

Bank Holding Company Strategy and Background

During the summer of 2008, the Company developed its BHC strategy, which was designed to give us a more stable and reliable funding source and lower cost of capital. In connection with its BHC application, which was approved in December 2008, along with CIT’s participation in the Troubled Asset Relief Program (TARP) whereby the U.S. Department of the Treasury made an investment of $2.3 billion in CIT’s preferred stock, the Company presented a multi-step BHC strategy to the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”). The BHC strategy contemplated an orderly transition from a capital markets funded business to a diversified funding model that had its recently converted state-chartered Utah bank as the primary operating subsidiary. The transition plan included (i) asset transfers from the Company’s non-bank subsidiaries to CIT Bank via exemptions under Section 23A of the Federal Reserve Act that would be funded by expanded deposit issuance through existing and new channels, (ii) transfers of bank-eligible personnel and systems into CIT Bank, and (iii) participation by the Company in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). On November 12, 2008, simultaneous with filing its BHC applications, CIT applied for approval to transfer up to $30 billion of assets from its non-bank affiliates to CIT Bank pursuant

42	CIT GROUP INC

to an exemption from Section 23A. Asset transfers under 23A would have provided liquidity to the Company and facilitated the transfer of businesses into the Bank. In April 2009, the Federal Reserve granted the Company a waiver under Section 23A to transfer $5.7 billion of government guaranteed student loans to CIT Bank. In connection with this transaction, CIT Bank assumed $3.5 billion in debt and paid $1.6 billion in cash to CIT.

On January 12, 2009, CIT applied for approval to participate in the FDIC’s TLGP. Participation in this program would have enabled CIT to issue government-guaranteed debt, which would have enhanced liquidity, reduced funding costs and supported business growth during the transition period.

Recent Liquidity Actions

Bank Holding Company Strategy Update

On July 15, 2009, the Company was advised that there was no appreciable likelihood of additional government support being provided in the near term, through either participation in the TLGP or further approvals to transfer additional assets under our pending 23A exemption request. As a result, the Company is not able to shift its primary operating platforms to CIT Bank and will not issue government-guaranteed debt under TLGP, further reducing available liquidity options.

Credit Line Draws

As a result of rating agency downgrades, negative media reports and lack of government approvals, during late June and into July, the Company experienced higher draws on financing commitments, including approximately $0.7 billion during the week of July 13 – 17, about twice the normal activity. However, during the latter half of July, the draws normalized and some repayments were received. Line draws, combined with an increased request by factoring customers to take advances against eligible receivables, degraded the Company’s liquidity position. As of July 31, 2009, financing commitments, excluding commitments not available for draw, were approximately $3.7 billion, including asset-based lending (ABL) facilities in which CIT is the lead agent (which in management’s judgment present the highest liquidity risk) of approximately $0.7 billion, $0.9 billion in ABL facilities in which CIT is a participant and $2.1 billion of primarily cash-flow based facilities, of which CIT was the lead in $0.7 billion and participant in $1.4 billion.

Term Loan Financing

On July 20, 2009, CIT entered into a senior secured term loan facility (the “Credit Facility”) for up to $3 billion with Barclays Bank PLC and other lenders. As of August 4, 2009, the Company had drawn the entire $3 billion in financing under the Credit Facility. The Company and certain of its subsidiaries are borrowers under the credit facility (collectively, the “Borrowers”). The Company and all current and future domestic wholly-owned subsidiaries of the Company, with the exception of CIT Bank and other regulated subsidiaries, special purpose entities, and immaterial subsidiaries, are guarantors of the Credit Facility (the “Guarantors”).

The Credit Facility has a two and a half year maturity and bears interest at LIBOR plus 10%, with a 3% LIBOR floor, payable monthly. It provides for (i) a commitment fee of 5% of the total advances made thereunder, payable upon the funding of each advance, (ii) an unused line fee with respect to undrawn commitments at the rate of 1% per annum and (iii) a 2% exit fee on amounts prepaid or repaid and the unused portion of any commitment.

The Credit Facility is secured by a perfected first priority lien on substantially all unencumbered assets of the Borrowers and Guarantors, which includes 65% of the voting and 100% of the non-voting stock of other first-tier foreign subsidiaries (other than direct subsidiaries of the Company, in each case owned by a Guarantor), 100% of the stock of CIT Aerospace International and between 49% and 65% of certain other material non-U.S., non-regulated subsidiaries. Unencumbered assets of June 30, 2009 totaled approximately $36 billion.

Borrowings under the Credit Facility were used for general corporate purposes and working capital needs and to purchase notes accepted for payment in the Offer (as defined below).

The Credit Facility includes a minimum collateral coverage covenant. The covenant requires the ratio of the book value of the collateral securing the Credit Facility to the loans outstanding thereunder to exceed 5 to 1 as of the end of each fiscal quarter commencing as of the fiscal quarter ending September 30, 2009, and the ratio of the fair value of the collateral securing the Credit Facility to the loans outstanding thereunder to exceed 3 to 1 as of the end of each fiscal year commencing with the fiscal year ending December 31, 2009. At July 31, 2009, the book value of the collateral securing the Credit Facility to the loans outstanding ratio was greater than 8 to 1.

The Credit Facility provides for the Company to continue to underwrite and conduct business activities in the ordinary course, but also contains affirmative and negative covenants, including, among other things and subject to certain exceptions, limitations on the ability of Borrowers and subsidiaries to incur additional indebtedness, grant liens, make material non-ordinary course asset sales, make certain restricted payments (including paying any dividends without the consent of a majority of the members of the Steering Committee comprised of six leading bondholders), make investments, engage in certain fundamental changes, engage in sale and leaseback transactions, engage in transactions with affiliates, and prepay certain indebtedness.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	43

Borrowings under the Credit Facility may be prepaid, subject to a prepayment premium in the amount of 6.5% of the amounts prepaid or commitment reduced (the “Call Premium”), declining ratably to zero over the first 18 months following entry into the Credit Facility, provided that no Call Premium will apply if the borrowings are repaid as part of or following a restructuring plan for the Company and its Subsidiaries approved by a majority in number of the Steering Committee.

The Credit Facility contains provisions (i) requiring the Company and the Steering Committee to work together in good faith to promptly develop a mutually acceptable restructuring plan for the Company and its Subsidiaries and (ii) requiring the Company to adopt a restructuring plan acceptable to the majority in number of the Steering Committee by October 1, 2009. The Company currently expects to complete development of the restructuring plan prior to October 1 and to begin implementing the plan following approval by the Steering Committee.

Restructuring Plan Initiated

The Credit Facility requires management and the Steering Committee of the bondholder group to develop a comprehensive restructuring plan with the objectives of realizing maximum value by enhancing the Company’s capital and liquidity positions while positioning CIT for sustainable profitability. The Company also engaged third-party advisors to assist in the plan development and execution, which will address the following issues:

  Business Model – Management will develop a business model that seeks to optimize our portfolio of businesses, organization structure and funding model. The business model could identify businesses or portfolios that may be liquidated or sold over time;

  Business Size – The plan will address the optimal asset levels that can be supported by the funding model and right-size the corporate infrastructure to the new business scale;

  Capital Structure – The plan will identify a target capital structure that is appropriate for the business model that would provide sufficient cushion against risk, meet and exceed all regulatory capital requirements and position the Company for a return to investment grade ratings;

  Implementation Plan – The plan will identify a series of transactions, which will likely consist of debt for equity exchanges and maturity extension offers that if successfully implemented, would enable the Company to achieve its targeted capitalization structure;

  Bank Model – Management continues to believe that a bank model is a key element of a small-business focused commercial franchise. The plan will detail the core businesses that, subject to regulatory approvals, will operate in CIT Bank, and could possibly include a plan to reintroduce to regulators the transfer of business platforms into the bank; and

  Deposit Strategy – Deposits, including retail deposits, are likely to be a key component to the funding model.

It is the Company’s intent to pursue its restructuring plan outside of bankruptcy court. However, the Company may need to seek relief under the U.S. Bankruptcy Code if the Company’s restructuring plan is unsuccessful, or if the Steering Committee is unwilling to agree to an out-of-court restructuring. This relief may include (i) seeking bankruptcy court approval for the sale of most or substantially all of our assets pursuant to section 363(b) of the U.S. Bankruptcy Code; (ii) pursuing a plan of reorganization; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks.

Tender Offer for Floating Rate Senior Notes due August 17, 2009

On July 20, 2009 the Company commenced a cash tender offer for its outstanding Floating Rate Senior Notes due August 17, 2009 (the “August 17 Notes”) and the related letter of transmittal (the “Offer”). On August 3, the Company amended the terms of the offer to purchase any and all of its August 17 Notes for $875 for each $1,000 principal amount of outstanding August 17 Notes tendered and not validly withdrawn as total consideration in the Offer. The Offer was conditioned upon, among other things, holders of August 17 Notes tendering and not withdrawing an amount of such Notes equal to at least 58% of the aggregate principal amount of August 17 Notes outstanding (the “Minimum Condition”). The Minimum Condition was satisfied, therefore, the Company was able to use the proceeds of the Credit Facility to complete the Offer and repaid the August 17 Notes.

Asset Sales

The Company is currently developing a restructuring plan that includes various scenarios, some of which reflect possible asset or business sales. As these scenarios are still in development, the assets in these scenarios have not been classified in the balance sheet to assets held for sale or discontinued operations. As the restructuring plan is finalized, the Company will evaluate the appropriate accounting guidance for financial and non-financial assets and discontinued operations and present such, if any, in its financial statements as appropriate. The determination of the asset classification is highly judgemental and requires management to make good faith estimates based on information available at the time. Given market conditions, material mark-to-market impairment charges may result from such changes in classification.

Risks Associated With Liquidity Plans

Even assuming the successful implementation of all of the actions described above, including, among other things, the Offer, adoption of its restructuring plan, obtaining sufficient financing from third party sources to continue operations, and successfully operating its business, the Company may be required to execute asset sales (with 85% of the sales proceeds required to pay down the Credit Facility) or other capital generating actions over and above its planned activities to provide additional working capital and repay debt as it matures. In the event that we

44	CIT GROUP INC

need to sell assets, cash proceeds could be at levels significantly below current carrying values, resulting in further capital reductions. The Company’s liquidity position could be further strained if the borrowers on lines of credit continue to access these lines or increase their rate of borrowing, resulting in a material adverse effect on its business.

As a result, the Company has initiated restructuring efforts, which include the previously discussed Credit Facility and Offer for the August 17 Notes and a broad restructuring plan, based on discussions with bondholders, which would result in improvements to the Company’s liquidity and capital positions.

Second Quarter Liquidity Position

The variances for the second quarter from our liquidity plan as contemplated at the time of our March 31, 2009 Form 10-Q filing are predominantly due to increased line draws by our customers on loan commitments, higher levels of advances on credit balances of factoring clients, and the Company’s inability to utilize secured lending facilities in the timeframe planned for as additional liquidity. As a result, corporate cash declined to $1.2 billion at June 30, 2009, from $2.6 billion at the end of last quarter. In total, we had $4.5 billion of cash and cash equivalents at June 30, down from $6.0 billion at March 31, 2009, as portfolio collections and asset sales proceeds were more than offset by the paydowns of $2.1 billion of bank line debt and approximately $2.8 billion of unsecured debt during the quarter. Our quarter end cash position is comprised of $1.2 billion of corporate cash available to CIT, $1.7 billion of cash and short-term investments at CIT Bank and $1.6 billion of restricted and other cash balances, which largely relates to securitizations and cash at the business units.

At June 30, 2009, unencumbered financing and leasing assets totaled $36 billion. However, on July 20, 2009, the Company entered into the Credit Facility for up to $3 billion with Barclays Bank PLC and other lenders that is secured by virtually all remaining unencumbered assets, which limits any future secured borrowings to certain permitted transactions including those incurred in the ordinary course, such as securitization conduit sales, and exchange transactions in connection with an approved restructuring plan.

The Company has significant maturities of unsecured debt in both the near term and future years. Estimated unsecured debt funding needs for the twelve months ending June 30, 2010 total approximately $8 billion. In the second half of 2009, the Company has unsecured debt maturities of approximately $3 billion. Estimated secured facilities maturities (which are generally repaid in tandem with underlying receivable maturities) are $6 billion for the twelve months ending June 30, 2010 and $4.5 billion for the second half of 2009. There are two facilities with approximately $1.6 billion of availability at June 30, 2009 that are subject to renewal in the next six months. If the facilities are not renewed, the assets already held will remain outstanding and the obligations will be repaid out of the cash flows from the assets. In order to satisfy the Company’s funding needs, the Company will need to extend debt maturities, or potentially sell assets to generate sufficient cash to retire the debt.

Supplemental Funding and Liquidity Related Information

The following tables summarize significant contractual payments and projected cash collections, and contractual commitments at June 30, 2009:

Payments and Collections by Year, for the twelve months ended June 30,(1) (dollars in millions)

	Total	2010	2011	2012	2013	2014+
Deposits	$5,378.7	$1,545.0	$1,367.9	$1,242.0	$447.8	$776.0
Bank Lines	3,100.0	2,100.0	1,000.0	–	–	–
Unsecured notes	31,253.4	5,734.7	4,972.2	5,260.0	4,201.7	11,084.8
Secured borrowings(2)	17,635.3	6,014.7	1,782.1	1,405.5	1,426.1	7,006.9
Junior, subsordinated notes and convertible	2,098.9	–	199.9	–	–	1,899.0
Credit balances of factoring clients	2,671.8	2,671.8	–	–	–	–
Lease rental expense	351.0	38.7	34.6	32.9	30.9	213.9

Total contractual payments	62,489.1	18,104.9	9,356.7	7,940.4	6,106.5	20,980.6

Finance receivables(2)	48,730.3	11,544.2	5,861.7	5,843.8	4,908.5	20,572.1
Operating lease rental income(3)	6,523.9	1,729.4	1,339.8	970.8	692.5	1,791.4
Finance and leasing assets held for sale(4)	427.3	427.3	–	–	–	–
Cash and due from banks and deposits with banks(5)	4,467.7	4,467.7	–	–	–	–
Retained interest in securitizations	169.5	66.6	35.8	28.0	6.1	33.0

Total projected cash collections	60,318.7	18,235.2	7,237.3	6,842.6	5,607.1	22,396.5

Net projected cash collections (payments)	$(2,170.4)	$130.3	$(2,119.4)	$(1,097.8)	$(499.4)	$1,415.9

(1)	Excludes projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items. Also excludes obligations relating to postretirement programs.

(2)	Includes non-recourse secured borrowings, which is generally repaid in conjunction with the pledged receivable maturities. For student lending receivables, due to certain reporting limitations, the repayment of both the receivable and borrowing includes a prepayment component. The 2011 unsecured borrowings contractual payments includes $428 million for a bond with a 2017 maturity for which the bondholders have an option to put the bond back to CIT in June 2010.

(3)	Based upon carrying value, including unearned discount; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.

(4)	Rental income balances include payments from lessees on sale-leaseback equipment. See related CIT payment in schedule below.

(5)	Based upon management’s intent to sell rather than hold to contractual maturities of underlying assets.

(6)	Includes approximately $1.7 billion of cash held at our Utah bank that can be used solely by the bank to originate loans or repay deposits.

Debt Principal Payments for the quarters ended (dollars in millions)

	Total	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Bank Lines	$2,100.0	$–	$–	$–	$2,100.0
Unsecured notes	5,734.7	1,435.2	1,415.4	2,307.5	576.6
Secured borrowings(1)	6,014.7	3,201.9	1,455.0	696.0	661.8

Total debt principal
payments	$13,849.4	$4,637.1	$2,870.4	$3,003.5	$3,338.4

(1)	The secured borrowings include conduit maturities of $4.1 billion and assumed amortization of other facilities of $1.7 billion. Conduit balances typically are liquidated as the underlying receivables mature and are collected. If a facility is not renewed, generally the assets already held will remain outstanding and the obligation will be repaid out of the cash flows from the assets.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	45

Commitment Expiration by twelve month periods ended June 30 (dollars in millions)

	Total	2010	2011	2012	2013	2014+
Financing commitments(1)	$4,464.7	$716.6	$882.0	$1,161.3	$981.3	$723.5
Financing commitments – vendor receivables(2)	822.4	454.9	283.0	50.4	18.1	16.0
Aerospace and other manufacturer purchase
commitments	4,999.8	476.9	755.5	967.7	646.7	2,153.0
Letters of credit	633.1	455.9	51.4	79.3	34.8	11.7
Sale-leaseback payments	1,706.7	165.9	161.6	145.8	144.0	1,089.4
Guarantees, acceptances and other recourse obligations	547.4	547.4	–	–	–	–
Liabilities for unrecognized tax obligations(3)	59.6	15.0	44.6	–	–	–

Total contractual commitments	$13,233.7	$2,832.6	$2,178.1	$2,404.5	$1,824.9	$3,993.6

(1)	Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2)	Commitments related to vendor receivables for which the manufacturer has financing commitment as explained below.

(3)	The balance can not be estimated past 2010; therefore the remaining balance is reflected in 2011. See Income Taxes section for discussion of unrecognized tax obligations.

The expiration and utilization of financing commitments resulted in a decline from $5.5 billion at year end 2008 to $4.5 billion at June 30, 2009, excluding the impact of an approximate $0.8 billion increase in additional funding commitments associated with vendor receivables previously off-balance sheet and brought on-balance sheet during the second quarter in connection with the renegotiation of a contract with a manufacturer. The manufacturer is obligated to provide CIT the funds necessary for CIT to disburse to the customer, therefore these do not present liquidity risk to the Company. Financing commitments shown above also exclude roughly $2.8 billion of commitments that were not available for draw due to requirements for asset / collateral availability or covenant conditions at June 30, 2009.

As of June 30, substantially all of our commercial commitments are senior facilities, with approximately 58% secured by equipment or other assets and the remainder supported by cash-flow or enterprise value. The vast majority of CIT’s commitments are syndicated transactions. CIT is the lead agent in roughly 50% of the facilities. The vast majority of our undrawn and available financing commitments are in our Corporate Finance segment where the average unfunded and available commitment balance is approximately $6.5 million and the top ten undrawn and available commitments aggregate to less than $500 million.

We expect some increase in utilization throughout 2009, which has been contemplated in our 12 month liquidity plan. The Company monitors line utilization on a daily basis and updates its liquidity forecast and funding plans accordingly.

During and subsequent to the June 2009 quarter end, each of the major rating agencies downgraded our credit ratings. Further downgrades by the rating agencies could cause further liquidity constraints on us. In July, CIT made a decision to reduce the number of rating agencies it has under contract to rate its debt and decided to end its relationship with Fitch Ratings, therefore we removed their ratings from the table. Any rating of CIT or its subsidiaries published by Fitch is based solely on publicly available information. The following table reflects our credit ratings at July 24, 2009.

Credit Ratings(1) (as of July 24, 2009)

	Short-Term	Long-Term	Outlook / Watch
Moody’s	NP	Ca	Stable
Standard & Poor’s	C	CC-	Negative Watch
DBRS	R-5	CCC	Negative Watch

(1)	The credit ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating organization.

BANK HOLDING COMPANY AND CIT BANK UPDATES

The Company and CIT Bank are each subject to various regulatory capital requirements set by the Federal Reserve Board and the FDIC, respectively. Failure to meet minimum capital requirements can result in regulators taking certain mandatory, or in some circumstances discretionary actions that could have a direct material adverse effect on the Company. Losses during the first and second quarter of 2009 have reduced the Company’s level of regulatory capital to slightly below the agreed-upon 13% level. See Note 9 — Capital for additional information regarding regulatory capital requirements. Continued losses in future quarters may further reduce the Company’s regulatory capital below satisfactory levels. The restructuring plan currently being developed by management and the Steering Committee is in part aimed at improving our capital levels

If the Company does not maintain sufficient regulatory capital, the Company may become subject to enforcement actions (including being required to divest CIT Bank or CIT Bank becoming subject to FDIC conservatorship or receivership) or otherwise be unable to successfully execute its business plan. Such actions could have a material adverse effect on its business, results of operations, and financial position and could result in the Company seeking relief under the U.S. Bankruptcy Code.

Should the Company seek relief under the Bankruptcy Code, the Federal Reserve or the FDIC could take action to require the Company to divest its interest in CIT Bank or otherwise limit access to CIT Bank by the Company or its creditors.

On July 16, 2009, the FDIC and the Utah Department of Financial Institutions (the “UDFI”) each issued an order to cease and desist to CIT Bank in connection with the diminished liquidity of CIT. CIT Bank, without admitting or denying any allegations made by the FDIC and UDFI, consented and agreed to the issuances of the FDIC and the UDFI orders (together, the “Orders”). The Company does not believe that these cease and desist orders will have an immediate adverse impact on the Company based on the relatively small size of CIT Bank. However, in the long term, the Company will need to obtain some flexibility in developing CIT Bank or otherwise building a retail branch network in order to complete its transformation to a bank holding company.

Each of the Orders directs CIT Bank to take certain affirmative actions, including among other things, ensuring that it does not allow any “extension of credit” to CIT or any other affiliate of CIT Bank or engage in any “covered transaction,” declaring or paying any dividends or other reductions in capital and from increasing the amount of “Brokered Deposits” above the $5.527 billion held, without the prior written consent of the FDIC and the UDFI. As management assesses the Orders, we will originate new corporate finance business outside of the bank operations. Further, on August 14, 2009, CIT Bank provided to the FDIC and the UDFI a contingency plan that ensures the continuous, satisfactory servicing of CIT Bank’s loans. Both Orders prohibit making payments that represent a reduction in capital.

On August 12, 2009, the Company entered into a Written Agreement (the “Written Agreement”) between the Company and the Reserve Bank. The Written Agreement requires regular reporting to the Reserve Bank, the submission of plans related to corporate governance, credit risk management, capital, liquidity and funds management, the Company’s business and the review and revision, as appropriate, of the Company’s consolidated allowance for loan and lease losses methodology. Prior written approval by the Reserve Bank is required for payment of dividends and distributions, incurrence of debt, other than in the ordinary course of business, and the purchase or redemption of stock. The Written Agreement requires notifying the Reserve Bank prior to the appointment of new directors or senior executive officers, and restrictions on indemnifications and severance payments.

46	CIT GROUP INC

Our consolidated Tier 1 and Total Capital Ratios were 8.8% and 12.8% at June 30, 2009, down from 9.2% and 13.1% at March 31, 2009. During the quarter we reduced risk-weighted assets to $70 billion from $73 billion at March 31, 2009.

At June 30, 2009, assets at CIT Bank totaled $9.9 billion, up from $3.9 billion at March 31, 2009 reflecting the 23A transfer of $5.7 billion of student loans and over $300 million of commercial loan originations. Deposits totaled $5.4 billion, up from $3.0 billion at March 31, 2009. For the six months ended June 30, 2009, the bank recorded net income of $6.9 million, and total capital ended at $1.6 billion. CIT Bank’s Tier 1 and Total Capital Ratios were 38.4% and 39.7% at June 30, 2009, up from 23.1% and 24.4% at March 31, 2009, respectively.

FINANCIAL PERFORMANCE REVIEW

Liquidity constraints that we have been working under and the recent events previously discussed, coupled with the weak economic environment weighed heavily on our second quarter and six months 2009 results. We recorded a loss of $1.7 billion, $4.30 per share, for the June 2009 quarter, and a loss of $2.1 billion, $5.34 per share, year to date. The reported loss exceeded the results anticipated, as disclosed in our 8-K filed on July 21, 2009, primarily due to additional credit loss provisioning, in part reflecting a refinement of our reporting of non-accrual loans to more closely align with Federal Reserve classifications. The current quarter included several noteworthy items, which provided little or no tax benefit:

  Recorded goodwill and intangible asset impairment charges ($692 million pretax) primarily related to the Corporate Finance and Trade Finance segments triggered by liquidity constraints that have diminished earnings expectations for the segments and the failure to obtain additional government support, including TLGP approval and additional Section 23A waivers, coupled with the prolonged period that our stock has traded below book value. The charges represented the entire goodwill and intangible assets balances of CIT.

  Sold $884 million of receivables to raise liquidity resulting in a pretax loss of approximately $184 million.

  Reclassified the TARP warrant, recorded last quarter as a liability, to equity and recorded a $25 million pretax charge for the increase in fair value of the warrant for the period from the beginning of the quarter until the requirements were met to record the warrant as equity.

  Terminated certain borrowing facilities and recorded termination fees of approximately $20 million, pretax, as a result of our credit rating downgrades.

  Recorded pretax severance charges of $23 million primarily relating to the termination of approximately 120 employees.

The weak economic environment is directly impacting our credit costs. The provision for credit losses, non-accrual accounts and charge-offs increased from the prior quarter. In light of these trends, year to date, we have increased our reserve for credit losses by $442 million. We expect non-accrual loans and charge-off levels to remain elevated through at least the remainder of 2009.

The decline in interest margin slowed during the second quarter after compressing 25 basis points during the first quarter. The second quarter reflected lower interest expense on lower debt balances and somewhat better funding costs and yield-related fees, which were offset by termination fees on certain borrowing facilities and higher nonaccruals. We expect margins to remain under pressure from high non-accrual loan balances and other factors, including operating lease rental declines, increased cost of borrowings due to credit rating downgrades and recent funding arrangements.

Salaries and general operating expenses decreased from last quarter and are well below prior year levels. The improvement primarily reflected lower compensation costs, consistent with lower headcount, and reduced discretionary spending, partially offset by increased professional fees.

From a segment perspective, Transportation Finance, particularly the aerospace portfolio, performed well, as our commercial aircraft portfolio remained fully utilized. The railcar leasing industry, however, has been hit harder during this economic downturn, reflected by the decline in rail car utilization and lease rates. Trade Finance has performed well despite its reliance on the weak retail and manufacturing industries, as rising commission rates were overshadowed by the previously mentioned impairment charges for goodwill and intangible assets. Both Vendor Finance and Corporate Finance were significantly impacted by the economic and credit downturns and liquidity constraints.

Given the accelerated economic downturn and its deepening impact on our customers and credit exposures, combined with our inability to make significant progress on lowering funding costs, we do not expect to return to profitability during 2009.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	47

Selected Financial Data (dollars in millions, except share data)

	Quarters Ended			Six Months Ended
	June 30 2009	March 31, 2009	June 30 2008	June 30 2009	June 30 2008
Selected Income Statement Data
Net interest revenue	$(19.1)	$(17.5)	$169.8	$(36.6)	$327.2
Provision for credit losses	(588.5)	(535.4)	(152.2)	(1,123.9)	(398.9)
Total other income	274.7	663.2	661.2	937.9	1,228.9
Total other expenses	(1,272.9)	(444.6)	(609.7)	(1,717.5)	(1,425.2)
Loss from continuing operations	(1,618.5)	(342.3)	47.9	(1,960.8)	(192.8)
Loss attributable to common stockholders	(1,679.4)	(403.2)	(2,084.4)	(2,082.6)	(2,341.6)
Average number of common
shares – diluted (in thousands)	390,535	388,940	264,381	389,741	227,704
Performance Ratios
Net finance revenue(1) as a percentage of
AEA	1.10%	1.13%	2.34%	1.11%	2.31%
Net finance revenue(1) after provision as a
percentage of AEA	(2.75)%	(2.31)%	1.41%	(2.52)%	1.08%
Return on average common stockholders’
equity	(161.3)%	(31.8)%	2.0%	(90.0)%	(7.3)%
Return on AEA	(10.97)%	(2.59)%	0.19%	(6.74)%	(0.70)%
Per Common Share Data
Diluted net loss per share	$(4.30)	$(1.04)	$(7.88)	$(5.34)	$(10.28)
Tangible book value per common share(2)	$7.48	$9.57	$13.85
Outstanding common shares (in thousands)	392,068	388,893	285,303
Financial Ratios
Tier I capital	8.8%	9.2%	N/A
Total capital	12.8%	13.1%	N/A
Tangible common equity (TCE) ratio(3)	4.1%	4.8%	4.5%
Selected Balance Sheet Data
Finance Receivables	$48,730.3	$50,859.1	$53,223.7
Allowance for loan losses	(1,538.4)	(1,316.3)	(780.8)
Operating lease equipment, net	13,380.1	13,175.2	12,342.4
Total Assets	71,019.2	75,657.0	87,819.4
Deposits	5,378.7	3,024.9	2,002.1
Total Long-term borrowings	54,087.6	59,481.9	67,911.4
Total Common Stockholders’ Equity	2,932.2	4,289.3	5,079.7
Total Equity	6,118.0	7,468.4	6,208.4

(1)	Net finance revenue is the sum of net interest revenue plus rentals on operating leases less depreciation on operating lease equipment.

(2)	Excludes the potential dilution related to a warrant to purchase approximately 88.7 million common shares at an initial price of $3.94.

(3)	TCE equals total common stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

48	CIT GROUP INC

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	June 30, 2009			March 31, 2009			June 30, 2008
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Deposits with banks	$4,826.4	$6.3	0.52%	$6,686.7	$9.7	0.58%	$8,991.2	$58.6	2.61%
Investments(2)	475.0	1.7	1.43%	480.0	1.3	1.08%	438.0	1.3	1.19%
Loans and leases (including held for sale)(3)(4)
U.S.	41,946.2	438.4	4.46%	43,698.3	461.7	4.50%	44,717.5	622.3	6.01%
Non-U.S.	8,519.6	168.1	7.92%	8,365.2	166.9	8.02%	11,315.8	234.7	8.33%

Total loans and leases(3)	50,465.8	606.5	5.08%	52,063.5	628.6	5.10%	56,033.3	857.0	6.50%

Total interest earning assets / interest income(5)	55,767.2	614.5	4.63%	59,230.2	639.6	4.53%	65,462.5	916.9	5.90%

Operating lease equipment, net(5)
U.S. Operating lease equipment, net(5)	6,327.0	67.6	4.27%	6,264.3	83.8	5.35%	6,262.4	92.8	5.93%
Non-U.S. operating lease equipment, net(5)	6,913.3	119.3	6.90%	6,620.0	109.4	6.61%	6,348.2	119.4	7.52%

Total operating lease equipment, net(2)	13,240.3	186.9	5.64%	12,884.3	193.2	6.00%	12,610.6	212.2	6.73%

Total earning assets(3)	69,007.5	$801.4	4.83%	72,114.5	$832.8	4.80%	78,073.1	$1,129.1	6.04%

Non interest earning assets
Cash due from banks	331.0			430.3			576.4
Allowance for loan losses	(1,366.5)			(1,159.4)			(731.4)
All other non-interest earning assets(6)	6,006.2			6,527.4			14,601.7

Total Average Assets	$73,978.2			$77,912.8			$92,519.8

Average Liabilities
Borrowings
Deposits	$4,276.9	$37.4	3.50%	$2,346.4	$24.4	4.16%	$1,928.2	$24.8	5.14%
Short-term borrowings	–	–		–	–	–	504.0	4.7	3.73%
Long-term borrowings	56,588.3	596.2	4.21%	61,426.5	632.7	4.12%	70,578.0	717.6	4.07%

Total interest-bearing liabilities	60,865.2	$633.6	4.16%	63,772.9	$657.1	4.12%	73,010.2	$747.1	4.09%

U.S. credit balances of factoring clients	2,657.0			2,691.5			3,286.6
Non-U.S. credit balances of factoring clients	32.2			37.6			39.9
Non-interest bearing liabilities,
noncontrolling interests and stockholders’
equity
Other liabilities	3,257.6			3,703.6			8,883.9
Noncontrolling interests	43.0			44.8			53.9
Stockholders’ equity	7,123.2			7,662.4			7,245.3

Total Average Liabilities and
Stockholders’ Equity	$73,978.2			$77,912.8			$92,519.8

Net revenue spread			0.67%			0.68%			1.95%
Impact of non-interest bearing sources(6)			0.34%			0.33%			0.09%

Net revenue/yield on earning assets(3)		$167.8	1.01%		$175.7	1.01%		$382.0	2.04%

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	49

Six Month Average Balances(1) and Associated Income (dollars in millions)

	June 30, 2009			June 30, 2008
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Deposits with banks	$5,748.2	$16.0	0.56%	$7,220.9	$102.8	2.85%
Investments(2)	474.3	3.0	1.27%	415.9	4.8	2.31%
Loans and leases (including held for sale)(3)(4)
U.S.	42,804.2	900.1	4.49%	44,839.1	1,331.8	6.46%
Non-U.S.	8,491.4	335.0	7.92%	11,176.6	467.0	8.39%

Total loans and leases(3)	51,295.6	1,235.1	5.08%	56,015.7	1,798.8	6.87%

Total interest earning assets / interest income(5)	57,518.1	1,254.1	4.58%	63,652.5	1,906.4	6.35%

Operating lease equipment, net(5)
U.S. Operating lease equipment, net(5)	6,280.5	151.4	4.82%	6,161.0	191.2	6.21%
Non-U.S. operating lease equipment, net(5)	6,772.1	228.7	6.75%	6,423.1	233.1	7.26%

Total operating lease equipment, net(5)	13,052.6	380.1	5.82%	12,584.1	424.3	6.74%

Total earning assets(3)	70,570.7	$1,634.2	4.82%	76,236.6	$2,330.7	6.42%

Non interest earning assets
Cash due from banks	409.8			572.5
Allowance for loan losses	(1,255.3)			(662.5)
All other non-interest earning assets(6)	6,261.6			14,902.1

Total Average Assets	$75,986.8			$91,048.7

Average Liabilities
Borrowings
Deposits	$3,352.6	$61.8	3.69%	$2,127.6	$54.9	5.16%
Short-term borrowings	–	–		1,437.7	31.6	4.39%
Long-term borrowings	58,939.7	1,228.9	4.17%	67,770.1	1,492.7	4.41%

Total interest-bearing liabilities	62,292.3	$1,290.7	4.14%	71,335.4	$1,579.2	4.43%

U.S. credit balances of factoring clients	2,674.8			3,614.5
Non-U.S. credit balances of factoring clients	35.4			38.8
Non-interest bearing liabilities, noncontrolling interests and stockholders’ equity
Other liabilities	3,552.1			8,864.6
Noncontrolling interests	43.8			55.3
Stockholders’ equity	7,388.4			7,140.1

Total Average Liabilities and Stockholders’ Equity	$75,986.8			$91,048.7

Net revenue spread			0.68%			1.99%
Impact of non-interest bearing sources(6)			0.33%			0.08%

Net revenue/yield on earning assets(3)		$343.5	1.01%		$751.5	2.07%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented.

(2)	Investments are included in “Other Assets” on the Consolidated Balance Sheets and do not include ‘retained interests in securitizations’ as revenues from these are part of “other income”. Average yields reflect average historical cost.

(3)	The rate presented is calculated net of average credit balances for factoring clients.

(4)	Non-accrual loans and related income are included in the respective categories.

(5)	Operating lease rental income is a significant source of revenue; therefore, we have presented the net revenues.

(6)	The 2008 rates reflect the weighting impact of the ‘Assets of discontinued operation’ as part of the non-earning asset denominator while not including any earnings associated with these assets.

50	CIT GROUP INC

NET FINANCE REVENUE

The following tables present management’s view of the consolidated margin and includes the net interest spread we make on loans plus the net spread on the equipment we lease, in dollars and as a percent of average earning assets. Average earning assets in the presentation below are less than comparable balances in the preceding table due to the inclusion of credit balances of factoring clients and the exclusion of deposits with banks and other investments. Factors contributing to the decreases in net finance revenue in dollars and as a percent of average earning assets as compared to the prior year amounts included higher funding costs, lower asset yields, lower asset levels and higher costs for maintaining liquidity reserves.

Net Finance Revenue (dollars in millions)

	Quarter Ended			Six Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest income	$614.5	$639.6	$916.9	$1,254.1	$1,906.4
Rental income on operating leases	473.5	475.2	492.3	948.7	999.0

Finance revenue	1,088.0	1,114.8	1,409.2	2,202.8	2,905.4
Less: interest expense	(633.6)	(657.1)	(747.1)	(1,290.7)	(1,579.2)
Depreciation on operating lease equipment	(286.6)	(282.0)	(280.1)	(568.6)	(574.7)

Net finance revenue	$167.8	$175.7	$382.0	$343.5	$751.5

Average Earnings Assets (“AEA”)	$61,261.4	$62,226.7	$65,184.2	$61,816.3	$64,996.4

As a % of AEA:
Interest income	4.01%	4.11%	5.63%	4.06%	5.87%
Rental income on operating leases	3.09%	3.05%	3.02%	3.07%	3.07%

Finance revenue	7.10%	7.16%	8.65%	7.13%	8.94%
Less: interest expense	(4.13)%	(4.22)%	(4.59)%	(4.18)%	(4.86)%
Depreciation on operating lease equipment	(1.87)%	(1.81)%	(1.72)%	(1.84)%	(1.77)%

Net finance revenue	1.10%	1.13%	2.34%	1.11%	2.31%

As a % of AEA by Segment:
Corporate Finance	2.42%	2.12%	2.60%	2.27%	2.82%
Transportation Finance	2.00%	2.30%	3.01%	2.14%	2.87%
Trade Finance	2.95%	2.24%	3.68%	2.57%	4.21%
Vendor Finance	3.15%	3.36%	4.11%	3.24%	4.21%
Commercial Segments	2.50%	2.47%	3.12%	2.48%	3.24%
Consumer	(0.49)%	(0.23)%	1.19%	(0.36)%	1.02%
Consolidated net finance revenue	1.10%	1.13%	2.34%	1.11%	2.31%

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	51

The variances in the net finance revenue percentages are summarized in the table below:

Change in Net Finance Revenue as a % of AEA , periods ended June 30, 2009

	Quarter ended	Six months ended
Net finance revenue – prior quarter /year	1.13%	2.31%
TRS termination fee	(0.13)	(0.06)
Lower operating lease margins	(0.07)	(0.24)
Increased non-accrual accounts	(0.03)	(0.09)
Secured borrowing costs	0.04	(0.38)
Maintaining excess liquidity	0.06	(0.07)
Asset/Liability resets	0.12	(0.16)
Dell conduit restructuring	(0.05)	(0.16)
Other	0.03	(0.04)

Net finance revenue – current quarter/year	1.10%	1.11%

Net finance revenue of $167.8 million was slightly down from the 2009 first quarter and decreased 56% from 2008 second quarter, on a smaller asset base, as the company continues to manage liquidity and limit origination volumes. As a percentage of average earning assets, net revenue decreased to 1.10% from 1.13% in the prior quarter and 2.34% in the prior year quarter. The slight decrease from the prior quarter reflects:

  Termination fees of approximately $20 million (13 bps), on the termination of certain borrowing facilities due to credit ratings downgrades,

  Lower operating lease margins, primarily due to lower rail utilization (2.7% bps decrease in utilization from the prior quarter),

  Increased non-accrual accounts, and

  Dell conduit restructuring.

Offset by the following:

  Lower secured borrowing costs from the refinancing of two student lending conduit facilities, totaling $846 million, in the bank utilizing funds from brokered CDs, and $471 million of unsecured notes repurchased in March,

  Favorable Asset/Liability resets, which reflects the timing and basis differences on the reset of floating rate assets and liabilities, and

  Reduced negative carry on cash investments.

Net finance revenue for our commercial segments and corporate and other (including the cost of increased cash held for liquidity purposes and other unallocated treasury costs) as a percentage of average earning assets increased to 1.49% in the current quarter from 1.47% in the prior quarter and 2.63% in prior year quarter. See Results by Business Segment – Corporate and Other for more information regarding net interest expense related to central treasury operations included in Corporate and Other.

We expect margins to remain under pressure from high non-accrual loan balances and other factors, including increased cost of borrowings due to credit downgrades and the recently completed $3 billion credit facility with certain of the Company’s bondholders as previously discussed. We are working on a recapitalization plan which contemplates debt restructurings and exchange offers.

52	CIT GROUP INC

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)

	Quarters ended			Six months ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Rental income on operating leases	14.30%	14.75%	15.61%	14.53%	15.88%
Depreciation on operating lease equipment	(8.66)%	(8.75)%	(8.88)%	(8.71)%	(9.14)%

Net operating lease revenue	5.64%	6.00%	6.73%	5.82%	6.74%

Average Operating Lease Equipment (“AOL”)	$13,240.3	$12,884.3	$12,610.6	$13,052.6	$12,584.1

Net operating lease revenue for the 2009 second quarter of $186.8 million was 3% lower than last quarter and down 12% from the 2008 second quarter, while year to date it is down 10%. The decrease from the prior quarters in net operating lease revenue as a percentage of average operating lease assets reflects lower rail lease rentals and utilization rates. Rail lease rates and utilization continue to decrease as weak volumes and increased velocity on the rail network have combined to generate a broad-based surplus of rail assets, which will continue to impact lease rates and utilization through 2009. In aerospace, the remaining 2009 aircraft order book and almost half of the aircraft in our 2010 delivery order book have been placed on lease. See “Concentrations – Operating Leases” for additional information regarding operating lease assets.

CREDIT METRICS

During the second quarter of 2009 our overall credit metrics continued to reflect the ongoing weak performance that has been evident for several quarters and magnified by the soft economic environment, particularly a depressed gross domestic product and continued rising unemployment and selective market liquidity. These factors most severely impacted our Corporate Finance businesses, which has a portfolio composition that includes leveraged cash flow loans to companies and industries under stress. The impact of the deterioration in overall credit metrics was reduced in Transportation Finance and Trade Finance, and largely isolated in our Vendor Finance business to a few accounts and/or geographies.

For the quarter, our consolidated net charge-offs were 2.81% up from 2.41% in the March 2009 quarter. As anticipated, the level of charge-offs continued to rise due in large part to the factors noted above. During the period, nearly 73% of the commercial losses were in Corporate Finance and 65% of the Corporate Finance losses continue to be concentrated in the three sectors of media/publishing, commercial real estate and energy. Largely all of these charged-off loans were either cash flow, real estate second lien or development loans. As a result, overall provisioning levels remained elevated.

In line with these continued trends, and in anticipation of further increases in non-accruals and defaults as a result of existing conditions in the portfolio, reserves were increased $442 million for the six months ended June 30, 2009 ($222 million in the second quarter) to $1,538 million.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	53

Reserve and Provision for Credit Losses for the quarters ended, (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Reserve balance - beginning of period	$1,316.3	$1,096.2	$714.8	$1,096.2	$574.3

Provision for credit losses	588.5	535.4	152.2	1,123.9	398.9
Reserves relating to sales, other	(10.5)	(2.3)	0.5	(12.7)	(7.6)

Net additions to the reserve for credit losses	578.0	533.1	152.7	1,111.2	391.3

Gross charge-offs
Corporate Finance	210.5	190.5	23.9	401.0	68.5
Transportation Finance	1.2	2.2	–	3.4	–
Trade Finance	14.8	17.8	12.5	32.6	22.2
Vendor Finance	44.0	20.1	10.2	64.1	18.3
Consumer	33.5	38.7	29.9	72.3	62.5
Foreign - commercial(1)	71.8	57.8	24.7	129.6	42.4

Total gross charge-offs	375.8	327.1	101.2	703.0	213.9

Recoveries
Corporate Finance	2.3	1.8	0.9	4.1	6.8
Transportation Finance	–	0.8	–	0.9	0.6
Trade Finance	0.6	0.3	0.4	0.8	1.0
Vendor Finance	6.0	4.6	7.1	10.7	9.0
Consumer	2.2	2.1	1.7	4.3	3.5
Foreign - commercial(1)	8.8	4.5	4.4	13.2	8.2

Total recoveries	19.9	14.1	14.5	34.0	29.1

Net Credit losses	355.9	313.0	86.7	669.0	184.8

Reserve balance - end of period	$1,538.4	$1,316.3	$780.8	$1,538.4	$780.8

Reserve for credit losses as a percentage of finance receivables				3.16%	1.47%
Reserve for credit losses as a percentage of non-accrual loans				66.1%	80.1%
Reserve for credit losses (excluding specific reserves) as a percentage of finance receivables, excluding guaranteed student loans				2.28%	1.34%

(1)	Reflects total foreign balances of all commercial segments.

Our second quarter reserving actions reflect, in large part, the continuing impact on the three sectors noted earlier, and also take into account continued elevated defaults in most other sectors. It is our objective to utilize our active portfolio management to mitigate the severity of losses.

The consolidated reserve for credit losses is intended to provide for losses inherent in the portfolio based on estimates of the ultimate outcome of collection efforts, realization of collateral values, if applicable, and other pertinent factors. In conjunction with this, we may make additions or reductions to the consolidated reserve level depending on changes to economic conditions or credit metrics, including non-accrual loans, or other events affecting obligors or industries. The total reserve for credit losses of $1,538.4 million at June 30, 2009 represents management’s best estimate of credit losses inherent in the portfolio based on currently available information.

See Risk Factors for additional disclosure on approach and reserve adequacy.

54	CIT GROUP INC

The reserve for credit losses includes three key components: (1) specific reserves for loans that are impaired under SFAS 114, (2) reserves for estimated losses incurred in the portfolio based on historic and projected charge-offs, and (3) reserves for incurred estimated losses in the portfolio based upon economic risks, industry and geographic concentrations and other factors.

Net Charge-offs (charge-offs net of recoveries)
(dollars in millions, % as a percentage of average owned finance receivables)

	Quarters Ended						Six Months Ended
	June 30, 2009		March 31, 2009		June 30, 2008		June 30, 2009		June 30, 2008
Owned
Corporate Finance	$235.4	4.78%	$211.1	4.11%	$25.2	0.47%	$446.6	4.44%	$64.7	0.58%
										–
Transportation Finance	1.2	0.19%	1.4	0.21%	–	–	2.5	0.20%	(0.6)	(0.04%)
Trade Finance	14.2	1.09%	22.3	1.62%	12.1	0.74%	36.6	1.37%	21.0	0.62%
Vendor Finance	73.8	2.63%	41.5	1.51%	21.2	0.79%	115.3	2.06%	40.7	0.76%

Commercial Segments	324.6	3.36%	276.3	2.78%	58.5	0.56%	601.0	3.06%	125.8	0.60%
Consumer	31.3	1.04%	36.7	1.19%	28.2	0.87%	68.0	1.12%	59.0	0.92%

Total	$355.9	2.81%	$313.0	2.41%	$86.7	0.64%	$669.0	2.60%	$184.8	0.67%

Non-accruing Loans as a Percentage of Finance Receivables	June 30, 2009		March 31, 2009		December 31, 2008
Corporate Finance	$1,708.0	9.45%	$1,173.3	5.86%	$946.6	4.56%
Transportation Finance	10.7	0.44%	3.6	0.14%	24.3	0.92%
Trade Finance	144.2	2.85%	92.4	1.70%	81.5	1.35%
Vendor Finance	268.2	2.37%	231.4	2.15%	168.1	1.50%

Commercial Segments	2,131.1	5.78%	1,500.7	3.88%	1,220.5	3.00%
Consumer	196.3	1.65%	190.9	1.57%	194.1	1.56%

Total	$2,327.4	4.78%	$1,691.6	3.33%	$1,414.6	2.66%

The majority of Corporate Finance charge-offs were concentrated in three sectors which combined represent less than 10% of total loans: Media (approximately $44 million of charge-offs on approximately $1 billion of loans), Commercial Real Estate ($50 million of charge-offs on $649 million of loans), and Energy ($60 million of charge-offs on $1.8 billion of loans). See Concentrations section for additional information. Although we remain selectively active in the media and energy markets, we ceased extending credit to the commercial real estate sector in late 2007 and are managing that portfolio as a run-off portfolio through a centralized team of dedicated professionals. Further, approximately 74% of the charge-offs were on cashflow type loans, which has been a growing portfolio, while 12% were related to real estate, and the remaining were asset-based or equipment loans. The increase in Corporate Finance non-accruing loans was largely in the Media, Commercial and Industrial and Syndicated loan portfolios. The increase in non-accruing loans also reflects a refinement in our reporting of these amounts to more closely align with Federal Reserve classifications.

Transportation Finance’s charge-offs in the second quarter related to small additional charges on two previously written down accounts in the corporate air portion of the segment. Although credit metrics, including non-accruals, in this segment remain strong, it is anticipated the current economic climate will continue to put pressure on the underlying operators and clients.

Trade Finance net-charge offs decreased as compared with last quarter due to a current level of stability in the underlying portfolio despite continued weakness in the retail environment. Net charge-offs as a percentage of average finance receivables were down despite lower average finance receivables (seasonality and lower demand) due to a continuing effort to selectively reduce credit exposure to weaker participants in this industry.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	55

It is our current expectation that the retail environment will remain challenged throughout 2009 and into the following year.

Vendor Finance net charge-offs increased 112 bps from last quarter to 263 bps in the current quarter and were principally due to a sizable loss on a previously reserved U.S. franchise customer and worsening credit metrics in Europe (mostly Germany). During the quarter, non-accruals increased by 22 bps or $37 million from the first quarter due primarily to higher non-accruals in Canada, Europe and Latin America partially offset by marked improvement in the US portfolio.

Consumer charge-offs were down modestly from the prior quarter and slightly up from prior year due to the continued liquidation of these portfolios and generally stable metrics. Having said this, it is anticipated that these metrics will fluctuate over the coming quarters as the underlying portfolios season and more accounts enter payment status.

Finance receivables (dollars in millions)

	June 30, 2009	March 31, 2009	December 31, 2008
Corporate Finance	$18,053.6	$20,025.9	$20,768.8
Transportation Finance	2,424.1	2,536.0	2,647.6
Trade Finance	5,055.8	5,432.2	6,038.0
Vendor Finance	11,331.6	10,734.2	11,199.6

Commercial Segments	36,865.1	38,728.3	40,654.0

Consumer	11,865.2	12,130.8	12,472.6

Total	$48,730.3	$50,859.1	$53,126.6

Credit Reserves for Finance Receivables
Reserves
Commercial	$1,295.5	$1,074.6	$857.9
Consumer	242.9	241.7	238.3

	$1,538.4	$1,316.3	$1,096.2

Non-accrual and Past Due Loans (dollars in millions)

	June 30, 2009	March 31, 2009	December 31, 2008
Non-accrual Loans
U.S.	$1,890.6	$1,322.2	$1,081.7
Foreign	240.5	178.5	138.8

Commercial Segment	2,131.1	1,500.7	1,220.5
Consumer	196.3	190.9	194.1

Non accrual loans	$2,327.4	$1,691.6	$1,414.6

Accruing loans past due 90 days or more	$637.8	$630.6	$669.6

We anticipate that the challenging economic and market environment impacting our clients will persist for the remainder of 2009 and into 2010. As a result, we expect deteriorating trends in our non-accrual loans and charge-offs to continue, with further weakness across a broad dispersion of industry sectors as our customers and clients face weak demand for their products and increased cost of capital. In our experience, credit losses have historically extended beyond the end of recessionary periods and, thus, our ability to navigate through this difficult credit cycle will be partly dependent on how successfully we are able to execute on our risk management and work out strategies.

56	CIT GROUP INC

OTHER INCOME

Other income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Rental income on operating leases	$473.5	$475.2	$492.3	$948.7	$999.0
Other:
Factoring commissions	46.8	44.1	46.9	90.9	96.1
Gains on sales of leasing equipment	20.4	16.4	56.0	36.8	103.8
Fees and commissions	4.5	30.6	66.5	35.1	139.1
Gains (losses) on loan sales and syndication fees	(177.3)	4.7	(3.3)	(172.6)	1.4
Investment (losses) gains	(30.1)	(0.3)	0.4	(30.4)	0.5
Valuation allowance for receivables held for sale	(37.9)	(3.3)	13.6	(41.2)	(103.9)
Mark to estimated fair value TARP Warrant liability	(25.2)	95.8	–	70.6	–
Losses on securitizations	–	–	(11.2)	–	(7.1)

Total Other	(198.8)	188.0	168.9	(10.8)	229.9

Total other income	$274.7	$663.2	$661.2	$937.9	$1,228.9

Total other income, continues to be impacted by the loss of previously existing revenue sources such as loan sales and syndications resulting from the constrained capital markets and also reflects losses incurred on asset sales and impairment charges recognized on loans transferred to held for sale and retained interests.

Rental income on operating leases is earned from equipment leased to customers and is net of railcar maintenance costs. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” for additional information regarding rental income. See “Concentrations –Operating Leases” for additional information regarding operating lease assets.

Factoring commissions were up from last quarter as an increase in rates offset slightly lower volumes and declined on a year to date basis due to lower factoring volumes reflecting the weakened retail environment.

Gains on sales of leasing equipment decreased from the prior year primarily due to fewer aircraft and railcar sales. The 2008 six month period included gains of $49 million in connection with 2008 aircraft sales.

Fees and commissions are comprised of asset management, agent and servicing fees, including securitization-related servicing fees, accretion and impairments, advisory and agent fees, as well as income from joint venture operations. Fees and commissions were impacted by lower deal activity consistent with current market conditions. 2009 fees and commissions were also reduced in connection with bringing on-balance sheet certain previously securitized receivables. The 2008 second quarter includes $8 million ($41 million for the 2008 six months) of impairment charges due to the repricing of debt that was triggered by the sale of CIT’s joint venture equity interest in DFS in the fourth quarter of 2007.

Gains (losses) on loan sales and syndication fees for the 2009 periods primarily reflects losses on the sale of $884 million of receivables, consisting primarily of syndicated loans.

Investment losses during 2009 primarily reflect impairment charges taken on equity investments.

Valuation allowance for receivables held for sale in 2008 reflects a first quarter lower of cost or market valuation related to the decision to sell $4.6 billion of Corporate Finance segment asset-based loans and related commitments.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	57

Mark to estimated fair value TARP warrant liability relates to EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which the Company prospectively adopted effective January 1, 2009. Upon adoption of the standard, management determined that the warrant issued to the U.S. Treasury in conjunction with the TARP program no longer qualified as equity and should be accounted for as a derivative liability in accordance with provisions set forth in Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives” (SFAS 133). As a result, the Company classified $281.9 million of amounts recorded in Paid-in Capital at January 1, 2009 to Other liabilities. The Net loss attributable to common shareholders for the quarter ended March 31, 2009 includes $95.8 million in other income for the reduction in the fair value of the warrant liability corresponding primarily to the reduction in the Company’s own stock price during the quarter. On May 12, 2009, shareholders approved the issuance of common stock related to the potential exercise of the warrant by the Treasury, at which time the liability was reclassified and treated as permanent equity. A $25.2 million pretax charge was recorded in the second quarter for the increase in fair value of the warrant for the period until the requirements were met to record the warrant as equity in May 2009.

Losses on securitizations have been impacted by the limited activity in capital markets and by the Company’s increased use of on-balance sheet securitization structures.

EXPENSES

Other expenses (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Depreciation on operating lease equipment	$286.6	$282.0	$280.1	$568.6	$574.7
Salaries and general operating expenses:
Compensation and benefits	159.9	164.0	201.4	323.9	386.1
Professional fees	32.2	30.6	19.9	62.8	40.8
Technology	18.5	20.5	19.9	39.0	41.9
Net occupancy expense	15.9	16.2	18.9	32.1	37.7
Other expenses	44.8	50.4	58.0	95.2	115.3

Total salaries and general operating expenses	271.3	281.7	318.1	553.0	621.8
Provision for severance and facilities exiting
activities	22.6	20.3	17.0	42.9	86.1
Goodwill and intangible assets impairment
charges	692.4	–	–	692.4	–
(Gains) losses on debt and debt-related
derivative extinguishments	–	(139.4)	(5.5)	(139.4)	142.6

Total other expenses	$1,272.9	$444.6	$609.7	$1,717.5	$1,425.2

Efficiency ratio(1)	NM	77.5%	57.7%	NM	63.4%
Headcount	4,690	4,830	5,425

(1)	The efficiency ratio is the ratio of salaries and general operating expenses (excluding the provision for severance and facilities exiting activities) to total net revenues (before provision for credit losses). NM - The ratio is in excess of 100% reflecting reduced revenues.

Depreciation on operating leases is recognized on owned equipment over the lease term or projected economic life of the asset. Depreciation includes rent expense related to sale-leaseback transactions. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” for additional information regarding depreciation. See “Concentrations –Operating Leases” for additional information regarding operating lease assets.

Salaries and general operating expenses in the quarter were $271 million before severance and facilities exiting costs, down $10 million from last quarter’s comparable amount and $47 million from the 2008 second quarter. The decreases reflect lower compensation costs, consistent with lower headcount, and reduced discretionary spending, partially offset by the additional costs associated with bank activities.

  Compensation and benefits trended lower reflecting reductions in headcount as we transform into a smaller company. On average (total compensation and benefits divided by average full time equivalent (FTE)),

58	CIT GROUP INC

compensation and benefit expenses were comparable with the prior quarter and down about 5% from year-to-date last year.

  Professional fees are above the prior year reflecting higher consulting costs associated with bank holding company (BHC) activities and higher legal costs.

  Technology costs decreased from prior periods in connection with efficiency improvement efforts.

  Net Occupancy expense decreased due to real estate facility restructuring activities, as reflected in the provision for severance and real estate exit activities.

  Other expenses are below prior year in connection with cost streamlining initiatives, which led to decreased expenses across several categories, including travel and entertainment and advertising.

Provision for severance and facilities exiting activities of $22.6 million primarily reflects the elimination of approximately 120 employees (2% of the workforce). The prior quarter provision of $20.3 million primarily reflects the elimination of approximately 140 employees (3% of the workforce) and exiting from four facilities in conjunction with streamlining operations across the Company. Second quarter 2008 severance and facilities charges totaled $17 million and primarily related to the cessation of student lending originations and reflect reductions of approximately 170 employees. Year to date 2008 charges totaled $86 million and reflect reductions of approximately 700 employees throughout the organization. See Note 16 – Severance and Facilities Exiting Reserves for additional information.

Goodwill and intangible assets impairment charges, which relate primarily to Corporate Finance and Trade Finance, reflect the write-off of all remaining goodwill and intangible assets. See “Goodwill and Intangible Assets” for additional information.

Gain (loss) on debt and debt-related derivative extinguishments in 2009 relates to the first quarter pretax gain of $139.4 million (net of costs to unwind related hedges) from the repurchase of $471 million of senior unsecured notes. Prior year includes first quarter 2008 losses of $148 million due to the discontinuation of hedge accounting for interest rate swaps hedging our commercial paper program. The swaps converted commercial paper, essentially a floating rate liability, to fixed rate for the funding of fixed rate assets with terms similar to the swaps. The loss resulted from declines in market interest rates since inception of the swaps. This loss had been previously reflected in other comprehensive income and therefore recognition of the loss had a negligible impact on shareholders’ equity.

GOODWILL AND INTANGIBLE ASSETS

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company has performed goodwill impairment testing on a quarterly basis since the beginning of 2008 and previously recorded impairment charges for its Consumer segment in the fourth quarter of 2007 and for its Vendor Finance segment during the third quarter of 2008. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

Goodwill and intangible assets impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting units can be supported by the fair value of the individual reporting units using accepted valuation techniques. In applying these methodologies this quarter, the Company analyzed a number of variables, including actual operating results, future business plans, economic projections and market data.

The Company performed goodwill impairment testing at June 30, 2009, taking into account that the Company’s common stock has continued to trade below book value per share throughout 2009; coupled with the fact that the Company’s funding strategy and liquidity position since the first quarter of 2009 have been materially adversely affected by the ongoing stress in the credit markets, net losses, credit ratings downgrades, the decision by regulators not to provide access to TLGP or additional 23A asset transfers, and regulatory and cash restrictions.

Based on the results of our analysis as of June 30, 2009, CIT recorded a pretax goodwill impairment charge of $567.6 million and an intangible asset pretax impairment charge of $124.8 million. As of June 30, 2009, the Company has no goodwill or intangible assets remaining. The charges do not impact cash flows or negatively affect Tier 1 and Total Regulatory Capital Ratios, Tangible Capital or the Company’s liquidity position.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	59

See Note 4 – Goodwill and Intangible Assets for additional information regarding the impairment testing.

INCOME TAXES

Income Tax Data for the quarters ended June 30 (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Benefit) provision for income taxes	$1.5	$(9.8)	$(3.4)	$3.4
Tax liability releases/NOL valuation adjustments/Changes in uncertain tax liabilities	11.2	24.6	24.1	19.7

Tax (benefit) provision on significant, unusual items	–	6.4	–	(98.3)

(Benefit) provision for income taxes on continuing operations	12.7	21.2	20.7	(75.2)

(Benefit) provision for income tax on discontinued operation	–	(435.3)	–	(633.1)

(Benefit) provision for income tax – Total	$12.7	$(414.1)	$20.7	$(708.3)

Effective tax rate – continuing operations – excluding discrete items	(0.1)%	(18.5)%	0.2%	(18.5)%
Effective tax rate – continuing operations	(0.8)%	30.6%	(1.1)%	28.1%
Effective tax rate – discontinued operation	–	17.1%	–	23.1%
Effective tax rate – total	(0.8)%	16.7%	(1.1)%	23.5%

CIT’s tax provision for continuing operations for the quarter ended June 30, 2009 of $12.7 million equated to a (0.8)% effective tax rate, compared with an effective tax rate for continuing operations of 30.6% for the quarter ended June 30, 2008. The negative effective tax rate is the result of U.S. federal and state valuation allowances recorded against U.S. losses, taxes on international operations, and certain discrete tax items.

As of June 30, 2009, CIT had U.S. federal net operating losses of approximately $5.5 billion which will expire beginning in 2027. During 2008, a full valuation allowance was recorded against the federal and much of the state net deferred tax assets as CIT has not relied on future income from operations in recognizing the tax benefit for these losses. Tax benefit has been recorded to the extent that CIT has identified taxable income within the carryforward period, related to reversing deferred tax liabilities and FIN 48 liabilities. The Company’s ability to fully utilize its existing U.S. Federal NOL could be significantly limited should the Company undergo an “ownership change” within the meaning of section 382 of the Internal Revenue Code of 1985, as amended. An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by five-percent shareholders in any three-year period. We may experience an ownership change in the near future. In addition, our U.S. federal net operating losses and other federal tax attributes could be significantly reduced or possibly eliminated to the extent that the liquidity and capital enhancement plans involve the cancellation of indebtedness for tax purposes.

Excluding discrete tax items (explained below), the 2009 annual effective tax rate was approximately 0.2%. CIT’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to federal and state tax valuation allowance, separate state and local income taxes, international results taxed at lower rates, and permanent differences between the book and tax treatment of certain items.

Included in the second quarter 2009 tax provision is $11.2 million in net tax expense comprised primarily of a $10.6 million increase in state tax valuation allowance. In addition, included is a $38.6 million net decrease in liabilities related to uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” and related interest, which is largely offset by an increase in U.S. tax valuation allowance. The Company believes that the total unrecognized tax benefits may decrease due to the settlement of audits and the expiration of various statutes of limitations prior to June 30, 2010 in the range of $15-40 million.

The income tax benefit for the quarter ended June 30, 2008 included a $30.1 million net decrease in liabilities related to uncertain tax positions and related interest. In 2008, certain significant, unusual items (the loss on asset-backed lending commitments and the loss on swaps hedging commercial paper program that became inactive) were taxed separately at higher U.S. statutory tax rates than the tax rates applied to the Company's other items of ordinary income and expense. The combined tax benefit related to these items amounted to $98.3 million, as shown in the preceding table.

60	CIT GROUP INC

The 2009 effective tax rate may vary from the current effective tax rate primarily due to changes in the mix of domestic and international earnings and the impact of the valuation allowance recorded against US deferred taxes in 2009. As of June 30, 2009, Federal income taxes have not been provided on approximately $1.5 billion of cumulative earnings of foreign subsidiaries that we have determined to be permanently reinvested. The liquidity and capital enhancement plans may include sales of foreign assets or business and we may not be able to redeploy some or all of the funds generated outside the United States. If so, the assertion that some or all of the unremitted foreign earnings are permanently reinvested may be reversed in the near future. The financial statement impact of this reversal on the Company may be material.

See Risk Factors for additional information and risks with respect to the Company’s tax position.

DISCONTINUED OPERATION

In June 2008, management contractually agreed to sell the home lending business, including the home mortgage and manufactured housing portfolios and the related servicing operations. The sale of assets closed in July 2008 and we transferred servicing in February 2009.

FINANCING AND LEASING ASSETS

OWNED AND SECURITIZED ASSET COMPOSITION (dollars in millions)

				% change
	June 30, 2009	March 31, 2009	December 31, 2008	June 2009 vs. March 2009	June 2009 vs. December 2008
Corporate Finance
Finance receivables	$18,053.6	$20,025.9	$20,768.8	(9.8)%	(13.1)%
Operating lease equipment, net	206.0	252.8	263.4	(18.5)%	(21.8)%
Financing and leasing assets held for sale	361.7	22.8	21.3	1,486.4%	1,598.1%

Owned assets	18,621.3	20,301.5	21,053.5	(8.3)%	(11.6)%
Finance receivables securitized off-
balance sheet	645.8	684.6	785.3	(5.7)%	(17.8)%

Owned and securitized assets	19,267.1	20,986.1	21,838.8	(8.2)%	(11.8)%

Transportation Finance
Finance receivables	2,424.1	2,536.0	2,647.6	(4.4)%	(8.4)%
Operating lease equipment, net	12,309.5	12,026.2	11,484.5	2.4%	7.2%
Financing and leasing assets held for sale	10.8	21.9	69.7	(50.7)%	(84.5)%

Owned assets	14,744.4	14,584.1	14,201.8	1.1%	3.8%

Trade Finance
Finance receivables	5,055.8	5,432.2	6,038.0	(6.9)%	(16.3)%

Vendor Finance
Finance receivables	11,331.6	10,734.2	11,199.6	5.6%	1.2%
Operating lease equipment, net	864.6	896.2	958.5	(3.5)%	(9.8)%
Financing and leasing assets held for sale	0.7	–	–	NM	NM

Owned assets	12,196.9	11,630.4	12,158.1	4.9%	0.3%
Finance receivables securitized	470.1	643.5	783.5	(26.9)%	(40.0)%

Owned and securitized assets	12,667.0	12,273.9	12,941.6	3.2%	(2.1)%

Consumer
Finance receivables - student lending	11,676.1	11,894.0	12,173.3	(1.8)%	(4.1)%
Finance receivables - other	189.1	236.8	299.3	(20.1)%	(36.8)%
Financing and leasing assets held for sale	54.1	144.2	65.1	(62.5)%	(16.9)%

Owned assets	11,919.3	12,275.0	12,537.7	(2.9)%	(4.9)%

Other - Equity investments	188.0	219.1	265.8	(14.2)%	(29.3)%

Owned and securitized assets	$63,841.6	$65,770.4	$67,823.7	(2.9)%	(5.9)%

Our plan during the first half of 2009 and throughout 2008 was to carefully manage our liquidity and strategically target key customers and relationships in response to the tight credit conditions in the markets, resulting in lower new volume generation and decreased asset balances. Origination volume in our commercial businesses, excluding factoring, was $2.0

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	61

billion for the quarter and $4.4 billion year to date, and remains well below prior year levels which led to decreased Corporate Finance and Vendor Finance assets. Vendor Finance asset levels also reflect assets purchased from off-balance sheet joint ventures during 2009. Transportation Finance assets increased as a result of scheduled commercial aircraft deliveries, all of which were leased. Trade Finance asset levels reflect weaker general economic conditions and volume for 2009 of $16.5 billion year to date is below prior year volume of $20.7 billion. The Consumer segment ceased originating new student loans in 2008. See “Results by Business Segment” for further commentary.

Assets held for sale of $427.3 million increased from December 2008 levels but remains well below prior year levels as there has been minimal Corporate Finance syndication activity and Vendor Finance securitization activity due to the lack of market liquidity and less favorable pricing. Aerospace assets held for sale decreased following plane sales. Corporate Finance current quarter assets held for sale includes some loans to be sold for liquidity purposes.

The equity investments balance primarily reflects positions taken as enhancements to loan transactions. In limited instances, a unit of Corporate Finance would invest directly in marketable instruments. The decline from December reflects a decline in value of an investment in preferred stock.

See Non-GAAP Financial Measurements for reconciliation of owned and securitized assets.

Owned and Securitized Assets Rollforward (dollars in millions)

Quarter Ended June 30, 2009

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
Balance at March 31, 2009	$21,182.5	$14,584.5	$5,432.2	$12,273.9	$53,473.1	$12,297.3	$65,770.4

New Business volume	444.3	310.3	–	1,257.5	2,012.1	0.6	2,012.7
Loan sales	(1,145.6)	–	–	(23.2)	(1,168.8)	(79.7)	(1,248.5)
Syndications	–	–	–	(31.4)	(31.4)	–	(31.4)
Equipment sales	(44.6)	(50.6)	–	(52.8)	(148.0)	–	(148.0)
Collections and other	(1,004.4)	(99.4)	(376.4)	(757.0)	(2,237.2)	(276.4)	(2,513.6)

Balance at June 30, 2009	$19,432.2	$14,744.8	$5,055.8	$12,667.0	$51,899.8	$11,941.8	$63,841.6

Six Months Ended June 30, 2009

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
Balance at December 31, 2008	$22,082.2	$14,202.1	$6,038.0	$12,941.6	$55,263.9	$12,559.8	$67,823.7

New Business volume	785.7	940.7	–	2,696.1	4,422.5	1.2	4,423.7
Loan sales	(1,159.1)	–	–	(23.2)	(1,182.3)	(79.7)	(1,262.0)
Syndications	–	–	–	(270.0)	(270.0)	–	(270.0)
Equipment sales	(96.6)	(89.3)	–	(52.8)	(238.7)	–	(238.7)
Collections and other	(2,180.0)	(308.7)	(982.2)	(2,624.7)	(6,095.6)	(539.5)	(6,635.1)

Balance at June 30, 2009	$19,432.2	$14,744.8	$5,055.8	$12,667.0	$51,899.8	$11,941.8	$63,841.6

The nature of financing provided by the five operating segments is summarized in Results by Business Segment.

62	CIT GROUP INC

Total Business Volumes (excluding factoring, dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Corporate Finance	$444.3	$341.4	$1,776.5	$785.7	$3,937.7
Transportation Finance	310.3	630.4	727.0	940.7	1,437.1
Vendor Finance	1,257.5	1,438.6	2,366.0	2,696.1	4,606.8

Commercial Segments	2,012.1	2,410.4	4,869.5	4,422.5	9,981.6
Consumer	0.6	0.6	126.7	1.2	1,336.7

Total	$2,012.7	$2,411.0	$4,996.2	$4,423.7	$11,318.3

The decrease in origination volume in our commercial businesses reflects weak economic conditions, seasonality, and balancing of liquidity with customer needs. The consumer decline resulted from our decision to cease originating new private student loans late in 2007 and government-guaranteed loans in 2008.

Syndications and Receivables Sales (excluding factoring, dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Corporate Finance	$1,145.6	$13.5	$2,541.8	$1,159.1	$2,970.1
Transportation Finance	–	–	–	–	–
Vendor Finance	54.6	238.6	607.6	293.2	667.0

Commercial Segments	1,200.2	252.1	3,149.4	1,452.3	3,637.1
Consumer	79.7	–	22.2	79.7	77.3

Total	$1,279.9	$252.1	$3,171.6	$1,532.0	$3,714.4

Due to market liquidity constraints, and our strategic focus on limiting new business growth, sales and syndication activities were sharply reduced during the first half of 2009 and throughout 2008. During the second quarter of 2009, we sold almost $0.9 billion of receivables for liquidity purposes. Approximately $1.1 billion of the receivable sales in the second quater of 2008 were for liquidity purposes.

RISK WEIGHTED ASSETS

Owned and securitized assets, comprised of financing and leasing assets and receivables securitized in off-balance sheet securitization structures, has historically been utilized by the Company in both the measurement of asset growth and capital adequacy. With our conversion to a bank holding company, the primary measurement of capital adequacy will be based upon risk-weighted asset ratios in accordance with quantitative measures of capital adequacy established by the Federal Reserve. Under the capital guidelines of the Federal Reserve, certain commitments and off-balance sheet transactions are provided asset equivalent weightings, and together with assets, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (U.S. Treasury Bonds) to 100%. The reconciliations of owned and securitized assets to risk-weighted assets are presented in the following table:

	June 30 2009	March 31, 2009	December 31, 2008
Owned and securitized assets	$63,841.6	$65,770.4	$67,823.7
Receivables securitized in off-balance sheet structures	(1,115.9)	(1,328.1)	(1,568.8)
Other balance sheet assets	9,853.6	12,531.0	15,290.2
Risk-weighting and other adjustments(1)	(2,581.2)	(3,970.1)	(2,141.9)

Risk-weighted assets	$69,998.1	$73,003.2	$79,403.2

(1)	Largely adjustments relating to lower risk assets such as U.S. government guaranteed student loans in part offset by adjustments relating to loan commitments and other off-balance sheet items.

See Note 9 – Capital for more information.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	63

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

	Quarters Ended			Six Months Ended June 30,
	June 30, 2009	March 31, 2009	June 30, 2008	2009	2008
Earnings Summary
Interest income	$243.7	$255.6	$357.0	$499.3	$779.5
Interest expense	(126.4)	(150.0)	(213.1)	(276.4)	(467.4)
Provision for credit losses	(430.4)	(393.4)	(51.8)	(823.8)	(135.7)
Rental income on operating leases	11.3	11.7	13.4	23.0	29.7
Other income, excluding rental income	(234.2)	(0.3)	63.9	(234.5)	10.2
Depreciation on operating leases equipment	(7.6)	(7.7)	(8.2)	(15.3)	(17.4)
Other expenses, excluding depreciation	(94.1)	(106.8)	(96.7)	(200.9)	(210.9)
Goodwill and intangible assets impairment charges	(316.8)	–	–	(316.8)	–
(Provision) benefit for income taxes and noncontrolling interest	291.4	150.6	(21.5)	442.0	7.7

Net income (loss)	$(663.1)	$(240.3)	$43.0	$(903.4)	$(4.3)

Select Average Balances
Average finance receivables (AFR)	$19,708.7	$20,544.3	$21,632.0	$20,123.0	$22,124.0
Average operating leases (AOL)	166.0	191.0	219.3	177.5	229.7
Average earning assets (AEA)	19,710.0	20,740.5	22,924.4	20,345.5	22,994.8
Statistical Data

Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	2.42%	2.12%	2.60%	2.27%	2.82%
Operating lease margin (rental income net of depreciation) as a % of AOL	8.89%	8.38%	9.48%	8.68%	10.80%
Net Credit Losses as a % of AFR	4.78%	4.11%	0.47%	4.44%	0.58%
New business volume	$444.3	$341.4	$1,776.5	$785.7	$3,937.7

Corporate Finance results reflect the continued influence of the constrained markets on both our company and our customers. As previously discussed, we recorded impairment charges of $316.8 million for goodwill and intangible assets balances due to diminished earnings expectations for Corporate Finance triggered by the Company’s current liquidity constraints and a weak economic environment. We also recorded in Other income losses of $184 million on $884 million of receivables sold at a discount. The results reflect continued high credit costs as the provision for credit losses increased sequentially. Pricing improved in both asset-based lending and cashflow loans as reflected in improved margins. However, fee generation remains low and is being severely impacted by both our own liquidity constraints and the illiquid markets, as evidenced by few syndication deals and the lack of M&A activity.

As part of our bank holding company transformation, in June, we transferred our Corporate Finance business platform, including 330 employees, into CIT Bank. We now have our originations, underwriting, and dedicated portfolio functions for Healthcare, Energy, Communications, Media and Entertainment, and Commercial and Industrial businesses fully integrated within our Bank. During the second quarter, 75% of Corporate Finance’s new business volume and about 40% of the company’s overall new business volume was underwritten in CIT Bank. CIT Bank is currently subject to Orders issued by the FDIC and UDFI (See “Bank Holding Company and CIT Bank Updates”). As management assesses the Orders, we will originate new Corporate Finance business outside of the Bank operations.

64	CIT GROUP INC

  Total net revenues (the sum of net interest revenue, total other income and depreciation on operating lease equipment) for the 2009 second quarter was down from the first quarter, including $184 million of losses on sales of $884 million of loans and other valuation and impairment charges. However, net finance revenue (the sum of net interest revenue, rental income and depreciation on operating lease equipment) as a percentage of average earning assets increased from the first quarter, reflecting improved yields on loans. Year to date, total net revenues were well below last year reflecting the decline in asset balances and increased levels of non-accrual loans.

  The 2009 periods reflect lower fees and other income as the continued capital market dislocations have limited syndication activity and commission generation opportunities. Fees and other income for the current quarter reflect the $184 million of losses on receivable sales as well as impairment charges on investments. Year to date 2009 also includes $17 million of impairment charges on retained interests. Year to date for 2008 included $104 million of valuation allowances on assets transferred to held-for-sale for liquidity purposes.

  The weak economic conditions have directly impacted credit performance as net charge-offs increased $24 million to $235 million for the 2009 second quarter, driven by higher severity of loss on previously defaulted accounts concentrated in the syndicated loan portfolio and the energy portfolios, while non-accrual loans increased in certain commercial and industrial sectors, as well as media, commercial real estate and syndicated loan transactions. The 2009 first quarter deterioration was particularly notable in the print media and communications, energy, and commercial real estate sectors. In the current quarter, the loan loss reserve increased by $174 million (up $356 million for 2009), charge-offs for the quarter were $235 million ($447 million year to date), and non-accruals as a percentage of finance receivables increased to 9.45%, or $1.7 billion.

  New business volume was $444 million for the quarter, up from $341 million last quarter, with increases in the Canadian business for which the assets were securitized, and energy and infrastructure.

  Owned assets were down 8% from the prior quarter and 14% from the prior year quarter reflecting receivable sales.

Transportation Finance

Transportation Finance primarily leases aircraft to airline companies globally and rail equipment to North American operators, and provides other financing to these customers as well as those in the defense sector. Revenue is primarily generated from the rents collected on the leased assets, and to a lesser extent from the interest on loans and gains from assets sold.

	Quarters Ended			Six Months Ended June 30,
	June 30, 2009	March 31, 2009	June 30, 2008	2009	2008
Earnings Summary
Interest income	$39.9	$44.6	$52.4	$84.5	$102.1
Interest expense	(139.2)	(136.6)	(141.4)	(275.8)	(290.4)
(Provision) for credit losses	(0.2)	1.6	0.1	1.4	0.5
Rental income on operating leases	337.5	336.8	335.8	674.3	678.6
Other income, excluding rental income	14.6	8.7	34.4	23.3	74.1
Depreciation on operating leases equipment	(165.0)	(162.1)	(142.2)	(327.1)	(291.7)
Other expenses, excluding depreciation	(34.2)	(41.1)	(34.2)	(75.3)	(74.8)
Provision for income taxes and noncontrolling interest	(4.1)	(5.9)	(13.3)	(10.0)	(22.3)

Net income	$49.3	$46.0	$91.6	$95.3	$176.1

Select Average Balances
Average finance receivables	$2,464.3	$2,625.7	$2,600.7	$2,586.4	$2,590.1
Average operating leases	12,190.0	11,772.9	11,306.4	11,972.0	11,257.1
Average earning assets	14,662.2	14,405.8	13,907.1	14,565.8	13,847.3
Statistical Data
Net finance revenue as a % of AEA	2.00%	2.30%	3.01%	2.14%	2.87%
Operating lease margin as a % of AOL	5.66%	5.94%	6.85%	5.80%	6.87%
Net Credit Losses – Owned as a Percentage of AFR	0.19%	0.21%	–	0.20%	(0.04%)
New business volume	$310.3	$630.4	$727.0	$940.7	$1,437.1

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	65

Results for the current quarter reflect continued good performance in aerospace, softening in rail and lower gains from equipment sales.

In aerospace, we continued to perform well given the global economic recession. High lease rates, (negotiated during the peak of the cycle) have mitigated the impact of some industry softness primarily from certain Mexican airlines, whose passenger loads were impacted by health concerns resulting from the swine flu outbreak. At June 30, 2009, our commercial aircraft portfolio was fully utilized. For the remainder of the year we expect pressure on margin, reflecting softened lease rates on new deliveries and newly remarketed aircraft; and on asset sale gains, as continued illiquidity in the market impacts buyers and their ability to finance used aircraft.

Rail continued to experience deteriorating lease rates and utilization. As leases expire, fewer cars are being renewed, and those that are renewed are done so at lower rates and periods. Keeping rail cars on lease continues to be a priority; we ended the second quarter at 91% utilization. We will continue to deploy a strategy where keeping cars on lease takes priority as we look to best positioning our cars for a market recovery and cycle turning point. Other income opportunities have been extremely limited as there is virtually no secondary market for discrete rail car sales. Also, our ability to scrap cars has been severely hampered due to lower scrap steel prices.

  Total net revenues were down slightly from last quarter, driven by lower rents in rail and from the comparable prior year quarter on lower gains on asset sales. The decrease from the prior periods in operating lease margins reflects lower lease rates, primarily in rail.

  Credit quality remained strong as collection efforts have helped keep charge-offs low and the level of non-accrual loans remain minimal.

  Volume was down from last quarter, primarily due to fewer aircraft deliveries, and well below prior year levels.

  Asset growth remained modest, up just 1% from the prior quarter and 6% from a year ago reflecting pre-existing new aircraft deliveries. In the quarter we took deliveries of four aircraft from our order book, all of which were primarily funded through the Export Credit Agency (ECA) facility. At June 30, 2009 there were 103 aircraft on order. See Note 12 – Commitments for additional information.

Trade Finance

Trade Finance provides factoring, receivable and collection management products, and secured financing to businesses that operate in several industries, including apparel, textile, furniture, home furnishings and electronics. Clients are primarily U.S.-based with some international business, primarily in Asia. Revenue is primarily generated from commissions earned on factoring activities and interest on loans.

	Quarters Ended			Six Months Ended June 30,
	June 30, 2009	March 31, 2009	June 30, 2008	2009	2008
Earnings Summary
Interest income	$31.0	$31.4	$51.0	$62.4	$110.2
Interest expense	(13.1)	(16.1)	(20.2)	(29.2)	(43.1)
Provision for credit losses	(20.1)	(16.6)	(36.1)	(36.7)	(46.1)
Other income, commissions	46.8	44.1	47.4	90.9	97.3
Other income, excluding commissions	8.9	10.3	6.7	19.2	22.7
Goodwill and intangible assets impairment charges	(363.8)	–	–	(363.8)	–
Other expenses	(32.7)	(36.4)	(33.3)	(69.1)	(72.5)
Benefit (provision) for income taxes	126.7	(7.6)	(3.8)	119.1	(23.9)

Net (loss) income	$(216.3)	$9.1	$11.7	$(207.2)	$44.6

Select Average Balances
Average finance receivables	$5,208.6	$5,525.5	$6,561.2	$5,357.7	$6,769.3
Average earning assets(1)	2,429.1	2,737.3	3,345.9	2,582.3	3,182.2
Statistical Data
Net finance revenue as a % of AEA	2.95%	2.24%	3.68%	2.57%	4.21%
Net Credit Losses as a % of AFR	1.09%	1.62%	0.74%	1.37%	0.62%
Factoring volume	$8,170.3	$8,346.3	$10,125.1	$16,516.6	$20,715.2

(1)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

66	CIT GROUP INC

Results for the second quarter reflect impairment charges of $363.8 million for goodwill and intangible assets. Absent those charges, income (both pretax and net) improved from last quarter reflecting higher commission rates and interest rates charged to customers, but continue to reflect the weak retail environment. Pricing has been increasing since late 2008, while commission rates are at the highest in years. The driver of improvement over the 2008 second quarter was the lower provision for losses as customer credit performance was relatively strong in a turbulent market, and we collected premium pricing on sales to retailers perceived as questionable by the market, while avoiding significant losses.

  Total net revenues and net finance revenue as a percentage of average earning assets improved from last quarter as driven by higher factoring commission rates. Compared to last year periods, total net revenues were down on lower volumes and lending rates.

  Net charge-offs declined for a second quarter to $14 million, while non-accrual loans have increased for the same period to $144 million. Both metrics are above the prior year levels reflecting the weak retail environment.

  Receivables were down 7% from last quarter and 20% from June 2008 reflecting the lower factored volume.

Vendor Finance

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

	Quarters Ended			Six Months Ended June 30,
	June 30, 2009	March 31, 2009	June 30, 2008	2009	2008
Earnings Summary
Interest income	$224.8	$230.0	$265.3	$454.8	$538.8
Interest expense	(140.5)	(144.4)	(156.6)	(284.9)	(312.0)
Provision for credit losses	(77.4)	(80.7)	(22.6)	(158.1)	(50.8)
Rental income on operating leases	125.2	127.2	143.7	252.4	291.7
Other income, excluding rental income	15.2	26.3	16.0	41.5	27.8
Depreciation on operating leases equipment	(114.3)	(112.5)	(129.8)	(226.8)	(265.9)
Other expenses, excluding depreciation and goodwill and intangible impairment charges	(84.1)	(87.4)	(101.6)	(171.5)	(205.6)
Goodwill and intangible assets impairment charges	(11.8)	–	–	(11.8)	–
Benefit (provision) for income taxes and noncontrolling interest	27.0	16.2	(3.5)	43.2	(6.5)

Net (loss) income	$(35.9)	$(25.3)	$10.9	$(61.2)	$17.5

Select Average Balances
Average finance receivables	$11,222.5	$11,014.7	$10,708.9	$11,175.2	$10,650.3
Average operating leases	883.9	920.3	1,084.9	903.1	1,097.3
Average earning assets	12,106.5	11,935.0	11,911.3	12,078.4	11,992.0
Statistical Data
Net finance revenue as a % of AEA	3.15%	3.36%	4.11%	3.24%	4.21%
Operating lease margin as a % of AOL	4.93%	6.39%	5.12%	5.67%	4.72%
Net Credit Losses as a % of AFR	2.63%	1.51%	0.79%	2.06%	0.76%
New business volume	1,257.5	1,438.6	2,366.0	2,696.1	4,606.8

Results for 2009 reflect the impact from challenging global economic conditions. Fee generation

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	67

remained challenged and high credit costs continued to be the prevailing factors for the negative results, along with the impact in the second quarter of $12 million in impairment charges for intangible assets.

  Total net revenues were down modestly from last quarter, primarily driven by lower other income, which included impairment and valuation charges and a structural change in one of our vendor programs where income was formerly recognized as gain on sales of loans in other income upon the sale of the receivables, but is now recognized over time through margin because the Company recognizes interest income on the loans and interest expense on the corresponding borrowings when the receivables were brought back on balances sheet. Total net revenues remained below 2008 periods, reflecting lower volumes.

  The provision for credit losses was down from last quarter, but remained at elevated levels compared to 2008. Net charge-offs were up $32 million for the quarter to $74 million, mostly due to increases in the U.S. portfolio (defaulted franchise customer) and Europe (print and service sectors) with a notable rise in Germany. Non-accrual loans increased to $268 million. Both net charges-offs and non-accrual loans were well above the prior year levels.

  New business volume was down as we proactively managed originations to preserve liquidity. During the quarter, the segment successfully completed a $954 million equipment lease securitization through the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (TALF) program.

  Total financing and leasing assets, including securitized, were up 3% for the quarter reflecting assets brought on balance sheet for a vendor program that was previously off-balance sheet. Assets were down 18% from last year, reflecting lower volume and our focus on liquidity.

Consumer Finance

Our Consumer segment includes student lending and consumer portfolios held by CIT Bank, a Utah-based state bank. The existing student loan portfolio is running off as we ceased offering government-guaranteed loans in 2008 and private loans during 2007. During 2008, in conjunction with CIT becoming a bank holding company, the bank was granted permission to convert its charter to become a Utah state bank. During the quarter we transferred $5.7 billion of U.S. government-guaranteed student loans to the bank as part of the initial phase of our 23A waiver.

	Quarters Ended			Six Months Ended June 30,
	June 30, 2009	March 31, 2009	June 30, 2008	2009	2008
Earnings Summary
Interest income	$68.5	$67.4	$144.8	$135.9	$306.1
Interest expense	(83.4)	(74.6)	(105.8)	(158.0)	(239.9)
Provision for credit losses	(32.5)	(40.1)	(33.1)	(72.6)	(182.7)
Other income	(8.3)	(3.6)	0.9	(11.9)	(7.5)
Other expenses	(14.4)	(22.6)	(15.6)	(37.0)	(36.9)
Benefit for income taxes	27.7	27.0	9.0	54.7	65.9

Net (loss) income	$(42.4)	$(46.5)	$0.2	$(88.9)	$(95.0)

Select Average Balances
Average finance receivables	$11,989.3	$12,318.8	$13,019.9	$12,157.5	$12,855.6
Average earning assets	12,080.6	12,398.0	13,082.9	12,236.0	12,967.6
Statistical Data
Net finance revenue as a % of AEA	(0.49)%	(0.23)%	(1.19)%	(0.36)%	(1.02)%
Net Credit Losses as a % of AFR	1.04%	1.19%	0.87%	1.12%	0.92%
New business volume	0.6	0.6	126.7	1.2	1,336.6

  Consumer segment losses reflect higher credit costs and low finance revenue.

  Total net revenues declined and were negative for 2009 as the yield on FFELP government-guaranteed loans, which is determined by the government with reference to the 90-day CP index, fell and funding costs did not decline to the same extent. Other income in 2009 was negative due to fair value charges on interest rate swaps that do not qualify for hedge accounting.

68	CIT GROUP INC

  Net charge-offs decreased from last quarter, but remained above the 2008 levels on deterioration in the private student loan portfolio. Reserves totaled $243 million at June 30, 2009, primarily related to the private student loan portfolio, which were impacted by a pilot training school that declared bankruptcy in 2008. Nonaccrual loans were $196 million, up $5 million from the prior quarter and increased from $167 million a year ago, driven by the private student loan portfolio. We expect this higher level of charge-offs and nonperforming to continue as we run off the portfolio. At June 30, 2009, loans to these pilot training school students totaled approximately $191 million.

  The student loan portfolio decreased by $218 million during the quarter to $11.7 billion, of which $11.0 billion are U.S. government-guaranteed loans. See “Concentrations” section for more detail on student lending.

Corporate and Other

Corporate and other expense is comprised primarily of net interest expense not allocated to the segments, provisions for severance and facilities exit activities (see Expense section for detail) and certain corporate overhead expenses.

	Quarters Ended			Six Months Ended June 30,
	June 30, 2009	March 31, 2009	June 30, 2008	2009	2008
Earnings Summary
Interest income	$6.6	$10.6	$46.4	$17.2	$69.6
Interest expense	(131.0)	(135.4)	(110.0)	(266.4)	(226.3)
Provision for credit losses	(27.9)	(6.2)	(8.7)	(34.1)	15.9
Rental income on operating leases	(0.5)	(0.5)	(0.6)	(1.0)	(1.0)
Other income, excluding rental income	(41.8)	102.5	(0.4)	60.7	5.3
Depreciation on operating lease equipment	0.3	0.3	0.1	0.6	0.3
Other expenses, excluding provision for severance and facilities exit activities and gain (loss) on debt and debt related derivative extinguishments	(11.8)	12.6	(36.7)	0.8	(21.1)
Other expenses - provision for severance and facilities exit activities	(22.6)	(20.3)	(17.0)	(42.9)	(86.1)
Other expenses - gain (loss) on debt and debt related derivative extinguishments	–	139.4	5.5	139.4	(142.6)
(Provision) benefit for income taxes	(480.7)	(188.8)	12.1	(669.5)	43.5

Net loss before preferred dividends	$(709.4)	$(85.8)	$(109.3)	$(795.2)	$(342.5)

  Pretax net interest expense in the current quarter was comparable to the prior quarter and increased from the prior year quarter due to costs associated with maintaining excess liquidity and issuing higher-cost secured borrowings.

  The 2009 provision for severance and facilities exit activities reflect work force reductions and facility closing charges including the elimination of approximately 120 employees in the second quarter, approximately 260 year to date. See Expenses section for more information.

  Gain (loss) on debt and debt-related derivative extinguishments in 2009 includes the pretax gain of $139.4 million (net of costs to unwind related hedges) from the repurchase of $471 million of senior unsecured notes in the first quarter. Prior year losses of $142.6 million primarily were due to the discontinuation of hedge accounting for interest rate swaps hedging our commercial paper program.

  Other income in the current quarter includes a $25.2 million charge to mark to estimated fair value relating to the warrant issued to the U.S. Treasury in conjunction with the TARP that partially reverses the first quarter positive mark of $95.8 million. See Note 1 - Business and Summary of Significant Accounting Policies for additional information. The remaining amount driving the negative balance for the 2009 quarter reflects marks on derivative contracts that do not qualify for hedge accounting.

  The segments record tax expense or benefit as if they were reporting on a stand alone basis. Corporate and other results include tax expense of $480.7 million to offset the income tax benefit reported by the segments, including the benefit for the impairment charges for goodwill and intangible assets. The adjustment reflects the Company’s net operating loss position.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	69

Preferred stock dividends and accretion, which are not included in the table above, were $61.6 million for the current quarter ($48.2 million dividend and $12.4 million accretion), $60.4 million last quarter ($49.2 million dividend and $11.2 million accretion) and $16.7 million last year. The 2009 preferred dividends reflect the additional dividends on the TARP investment received in December 2008, including discount accretion that is recorded directly to accumulated deficit.

CONCENTRATIONS AND SELECT BUSINESS DATA

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 5.3% of our total financing and leasing assets at June 30, 2009 (the largest account being less than 1.0%) and 5.2% at year end. Excluding our student loan portfolio, our top ten owned accounts in aggregate represented 6.5% of our total owned assets at June 30, 2009 (with the largest account totaling 1.0%) and 6.3% at December 31, 2008. The largest accounts are in Transportation Finance (airlines and rail), Corporate Finance (energy), and Trade Finance (retail).

Operating Leases (dollars in millions)

	June 30, 2009	March 31, 2009	December 31, 2008
Transportation Finance - Aerospace(1)	$7,894.8	$7,692.0	$7,236.0
Transportation Finance - Rail and Other	4,414.7	4,334.2	4,248.5
Vendor Finance	864.6	896.2	958.5
Corporate Finance	206.0	252.8	263.4

Total	$13,380.1	$13,175.2	$12,706.4

(1) Aerospace includes commercial, regional and corporate aircraft and equipment.

The increases in the Transportation Finance – Aerospace reflects deliveries of new commercial aircraft. We had 232 commercial aircraft on operating lease at June 30, 2009 compared with 216 at December 31, 2008. As of June 30, 2009, our operating lease railcar portfolio consisted of approximately 103,300 cars including 29,000 cars under sale-leaseback contracts. Railcar utilization has declined to approximately 91% of our fleet in use from 93% at March and 94% at December.

Vendor Relationships

Our strategic relationships with industry-leading equipment vendors are a significant origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell and Avaya are among our largest alliances.

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

In July 2009, Snap-on notified us that it was terminating the joint venture agreement, which had been scheduled to terminate January 2010.

On July 13, 2009, Microsoft Corporation notified CIT that it was terminating its vendor finance program agreement with the Company. Existing finance leases as of June 30, 2009 totaled approximately $649 million. The termination of this vendor finance program is not expected to have a material impact on the Company’s net income for 2009.

70	CIT GROUP INC

For additional information regarding certain of our joint venture activities, see Note 14 – Certain Relationships and Related Transactions.

Joint Venture Relationships (dollars in millions)

	June 30, 2009	March 31, 2009	December 31, 2008
Owned Financing and Leasing Assets
Dell U.S.	$1,949.2	$2,101.1	$2,188.7
Dell - International	1,446.6	1,357.2	1,503.6
Snap-on	1,040.3	1,017.5	1,026.7
Avaya Inc.	583.9	566.0	560.9

	$5,020.0	$5,041.8	$5,279.9

Securitized Financing and Leasing Assets
Dell U.S.	$131.2	$175.8	$234.4
Avaya Inc.	94.9	146.0	167.2
Dell - International	9.4	12.0	16.8
Snap-on	3.2	8.4	10.2

	$238.7	$342.2	$428.6

Geographic Concentrations

The following table represents our geographic profile of our financing and leasing assets by obligor location.

Geographic Concentrations (dollars in millions)

	June 30, 2009		March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
Geographic
Northeast	$11,151.5	17.8%	$11,986.2	18.6%	$12,477.3	18.8%
Midwest	10,429.0	16.6%	10,984.2	17.0%	11,295.9	17.0%
West	9,297.5	14.8%	9,730.9	15.1%	10,043.8	15.2%
Southeast	7,381.9	11.8%	7,835.7	12.2%	8,076.6	12.2%
Southwest	6,118.6	9.7%	6,211.9	9.6%	6,435.9	9.7%

Total U.S.	44,378.5	70.7%	46,748.9	72.5%	48,329.5	72.9%
Canada	4,611.1	7.4%	4,384.9	6.8%	4,519.3	6.8%
Other international	13,736.0	21.9%	13,308.5	20.7%	13,406.1	20.3%

Total	$62,725.6	100.0%	$64,442.3	100.0%	$66,254.9	100.0%

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	71

The following table summarizes significant state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our owned financing and leasing portfolio assets.

Geographic Concentration (dollars in millions)

	June 30, 2009	March 31, 2009	December 31, 2008
State
California	7.2%	7.4%	7.7%
Texas	7.3%	7.1%	7.3%
New York	6.7%	6.9%	7.0%
All other states	49.5%	51.1%	50.9%

Total U.S.	70.7%	72.5%	72.9%

Country
Canada	7.4%	6.8%	6.8%
England	3.9%	3.5%	3.8%
Germany	2.0%	2.0%	2.1%
Mexico	1.9%	1.9%	1.9%
China	1.7%	1.7%	1.7%
Australia	1.8%	1.4%	1.3%
Spain	1.0%	1.0%	1.0%
All other countries	9.6%	9.2%	8.5%

Total International	29.3%	27.5%	27.1%

Industry Concentrations

The following table represents our financing and leasing assets by the industry of the obligor. (dollars in millions)

Industry Concentrations by Obligor (dollars in millions)

	June 30, 2009		March 31, 2009		December 31, 2008
Industry	Amount	Percent	Amount	Percent	Amount	Percent
Student lending(1)	$11,676.1	18.6%	$11,972.1	18.6%	$12,173.3	18.4%
Manufacturing(2)	8,354.5	13.3%	9,023.8	14.0%	9,452.4	14.3%
Commercial airlines (including regional airlines)	9,106.0	14.5%	8,988.9	13.9%	8,631.9	13.0%
Retail(3)	5,182.2	8.3%	5,367.1	8.3%	5,833.6	8.8%
Service industries	4,628.5	7.4%	4,675.3	7.3%	4,726.8	7.1%
Healthcare	4,077.4	6.5%	4,183.3	6.5%	4,333.5	6.5%
Transportation(4)	2,976.2	4.8%	2,733.5	4.2%	2,953.7	4.5%
Consumer based lending - non-real estate	1,965.6	3.1%	2,086.7	3.2%	2,248.6	3.4%
Energy and utilities	1,497.4	2.4%	1,643.9	2.6%	1,678.0	2.5%
Communications	1,524.2	2.4%	1,621.5	2.5%	1,658.6	2.5%
Finance and insurance	1,526.7	2.4%	1,600.2	2.5%	1,629.3	2.5%
Wholesaling	1,214.0	2.0%	1,177.2	1.8%	1,303.2	2.0%
Other (no industry greater than 2%)(5)	8,996.8	14.3%	9,368.8	14.6%	9,632.0	14.5%

Total	$62,725.6	100.0%	$64,442.3	100.0%	$66,254.9	100.0%

(1)	Includes Private (non-government guaranteed) loans of $702.5 million, $723.5 million and $739.9 million at June 30, 2009, March 31, 2009 and December 31, 2008, respectively. Loans to students at the top 5 institutions, based on outstanding exposure, represents approximately 50% of the private loan portfolio on an unpaid principal balance basis.

(2)	At June 30, 2009, includes manufacturers of apparel (1.5%), followed by chemical and allied products, food and kindred products, steel and metal products and industrial machinery and equipment.

(3)	At June 30, 2009, includes retailers of apparel (3.2%) and general merchandise (2.9%).

(4)	Includes rail, bus, over-the-road trucking industries, business aircraft and shipping.

(5)	Includes commercial real estate of $745 million, $794 million and $850 million at June 30, 2009, March 31, 2009 and December 31, 2008, respectively.

Our commercial real estate portfolio (in the Corporate Finance Segment) totaled approximately $744.5 million, net of recorded charge-offs, 1.2% of our total financing and leasing assets at June 30, 2009, primarily consisting of investments in the office and hospitality sectors, with almost half of the total portfolio collateralized by first liens. We ceased originating new investments in 2007 and the portfolio was transferred to a centralized work out group in the fourth quarter of 2008. During the current quarter, we recorded charge-offs of $27.7 million and in 2008 we recorded charge-offs of $1.0 million and impairment charges on repossessed assets of $6.1 million. Non-accrual loans totaled approximately $163 million in this portfolio at June 30, 2009.

72	CIT GROUP INC

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	June 30, 2009		March 31, 2009		December 31, 2008
	Net Investment	Number	Net Investment	Number	Net Investment	Number
By Region:
Europe	$2,669.2	86	$2,581.6	82	$2,715.7	88
Asia Pacific	2,674.6	92	2,470.5	89	2,299.6	81
U.S. and Canada	1,113.0	69	1,278.6	71	1,188.7	70
Latin America	1,332.7	41	1,358.4	43	1,343.3	41
Africa / Middle East	766.7	19	771.8	18	552.4	14

Total	$8,556.2	307	$8,460.9	303	$8,099.7	294

By Manufacturer:
Airbus	$5,080.8	148	$4,949.5	144	$4,685.9	137
Boeing	3,469.4	159	3,484.5	158	3,387.2	156
Other	6.0	–	26.9	1	26.6	1

Total	$8,556.2	307	$8,460.9	303	$8,099.7	294

By Body Type(1):
Narrow body	$6,664.6	251	$6,494.1	246	$6,268.7	237
Intermediate	1,689.6	46	1,731.4	46	1,598.8	44
Wide body	196.0	10	208.3	10	205.6	12
Other	6.0	–	27.1	1	26.6	1

Total	$8,556.2	307	$8,460.9	303	$8,099.7	294

By Product:
Operating lease	$7,689.6	232	$7,487.9	227	$7,156.6	216
Loan	645.1	67	734.9	68	711.6	70
Capital lease	131.8	5	141.9	5	140.2	5
Leverage lease (tax optimized)	47.7	1	51.8	1	49.0	1
Leverage lease (other)	42.0	2	44.4	2	42.3	2

Total	$8,556.2	307	$8,460.9	303	$8,099.7	294

Number of accounts	113		116		108
Weighted average age of fleet (years)	6		6		5
Largest customer net investment	$375.6		$367.7		$376.8
Off-lease aircraft	–		–		–

(1)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and Airbus A340 series aircraft.

Our top five commercial aerospace outstandings totaled $1,406.6 million at June 30, 2009. All of the top five outstandings are to carriers outside of the U.S. The largest outstandings to a U.S. carrier at June 30, 2009 was $160.0 million.

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

See Note 12 – Commitments for additional information regarding commitments to purchase additional aircraft.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	73

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

Finance receivables by product type for our student lending portfolio are as follows:

Student Lending Receivables by Product Type (dollars in millions)

	June 30 2009	March 31, 2009	December 31, 2008
Consolidation loans	$8,782.5	$8,974.0	$9,101.4
Other U.S. Government guaranteed loans	2,191.1	2,274.5	2,332.0
Private (non-guaranteed) loans and other	702.5	723.5	739.9

Total	$11,676.1	$11,972.0	$12,173.3

Delinquencies (sixty days or more)
U.S. Government guaranteed loans	$684.5	$694.5	$666.7
Private loans	19.4	22.6	22.5
Top state concentrations (%)	36%	36%	36%
Top state concentrations	California, New York,	California, New York,	California, New York,
	Texas, Ohio,	Texas, Ohio,	Texas, Ohio,
	Pennsylvania	Pennsylvania	Pennsylvania

Private Portfolio at June 30, 2009

	Total	In School	Grace, Forbearance	Loans in Repayment
Non-traditional institutions	$508.9	$309.7	$93.8	$105.4
Traditional institutions	109.3	48.6	31.7	29.0
Consolidation loans	84.3	–	9.8	74.5

	$702.5	$358.3	$135.3	$208.9

In February 2008, a private pilot training school, whose students had outstanding loans totaling approximately $191 million at June 30, 2009, filed for Chapter 7 bankruptcy. Management has provided for estimated uncollectible amounts in the reserve for credit losses, and is advancing collection and work-out strategies with a goal to resolve this matter as expeditiously as possible. Loans to students at the top 5 institutions, based on outstanding exposure, represent approximately 50% of the private loan portfolio on an unpaid principal balance (UPB) basis at June 30, 2009. See Note 13 – Contingencies for more information.

74	CIT GROUP INC

OTHER ASSETS / OTHER LIABILITIES

The following tables summarize our other assets and accrued liabilities and payables.

Other Assets and Other Liabilities and Payables (dollars in millions)

	June 30, 2009	March 31, 2009	December 31, 2008
Other Assets
Receivables from counterparties(1)	$1,393.6	$1,574.4	$1,492.6
Deposits on commercial aerospace flight equipment	532.8	498.8	624.3
Equity and debt investments	432.3	416.7	486.6
Accrued interest and dividends	403.1	390.3	480.8
Investments in and receivables from - non consolidated subsidiaries	181.2	223.7	257.1
Furniture and fixtures	154.9	160.7	168.3
Prepaid expenses	91.3	59.0	64.1
Repossessed assets and off lease equipment	45.2	37.2	21.3
Miscellaneous receivables and other assets	1,030.8	1,157.3	994.0

Total	$4,265.2	$4,518.1	$4,589.1

Accrued Liabilities and Payables
Accrued expenses	$557.1	$573.1	$745.4
Equipment maintenance reserves	497.4	476.1	469.9
Accrued interest payable	465.9	624.8	539.5
Accounts payable	336.3	171.3	3.9
Security and other deposits	257.7	231.5	225.4
Current and deferred taxes	(71.1)	(112.5)	(142.9)
TARP warrant liability(2)	–	186.1	–
Other liabilities	397.7	358.8	450.1

Total	$2,441.0	$2,509.2	$2,291.3

(1)	Balance relates to receivables associated with the Goldman Sachs lending facility related to debt discount and settlements resulting from market value changes to asset-backed securities underlying the facility.

(2)	See Note 1 - Business and Summary of Significant Accounting Policies to the financial statements for information.

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

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	75

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

Further, in light of the pending restructuring plan that potentionally will result in significant changes to the Company’s asset size and mix and capital structure, management does not consider these measurements to be meaningful information at June 30, 2009.

76	CIT GROUP INC

Total interest sensitive assets were $60.4 billion and $62.1 billion at March 31, 2009 and December 31, 2008. Total interest sensitive liabilities were $51.3 billion and $52.5 billion at March 31, 2009, and December 31, 2008.

SECURED BORROWINGS AND ON-BALANCE SHEET SECURITIZATION TRANSACTIONS

As discussed in Liquidity Risk Management, capital markets dislocations that affected us in the second half of 2007 and throughout 2008 caused us to primarily rely on secured financing to satisfy our funding requirements. These transactions do not meet the accounting requirements for sales treatment and are therefore recorded as non-recourse secured borrowings. Certain cash balances associated with these borrowings are restricted.

See Note 5 - Debt for a summary of financing and leasing assets pledged/encumbered and the related secured borrowings.

At June 30, 2009, a total of $5,233.6 million of financing and leasing assets, comprised of $3,762.4 million in Corporate Finance receivables and $1,471.2 million in commercial aerospace equipment under operating lease in Transportation Finance, were pledged in conjunction with $3,054.0 million in secured debt issued to investors under the Goldman Sachs facility. Amounts funded to the Company under the facility, net of margin call balance, totaled $1,660.4 million (of total $3 billion available) at June 30, 2009, as $1,393.6 million (reflected in other assets) is owed to CIT from Goldman Sachs for debt discount and settlements resulting from market value changes to asset-backed securities underlying the structure.

Future secured borrowings will be limited as virtually all remaining assets were encumbered in connection with the Credit Facility transaction in July 2009.

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Program

The capital markets dislocation that persisted in 2009 impeded any off-balance sheet financing during the first and second quarter, resulting in increased use of structures that are accounted for as on-balance sheet secured financings pursuant to SFAS 140. The following table summarizes data relating to our off balance sheet securitization programs.

Off-balance Sheet Securitized Assets (dollars in millions)

Securitized Assets (dollars in millions)

	June 30, 2009	December 31, 2008
Securitized Assets:
Vendor Finance	$470.1	$783.5
Corporate Finance	645.8	785.3

Total securitized assets	$1,115.9	$1,568.8

Securitized assets as a % of owned and securitized assets	1.7%	2.3%

Our securitized retained interests had a carrying value at June 30, 2009 of $169.5 million, down from $229.4 million at December 31, 2008. Retained interests are subject to credit and prepayment risk. Securitized assets are subject to the same credit granting and monitoring processes which are described in the “Credit Risk Management” section. The following table presents the retained interest components.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	77

Retained Interest Components at June 30, 2009

	Vendor Finance/Corporate Finance
	Commercial Equipment Leases	Small Business Lending

Retained subordinated securities	$73.9	$44.0
Interest-only strips	2.0	6.9
Cash reserve accounts	41.0	1.7

	$116.9	$52.6

The following summarizes the key assumptions used in measuring the fair value of retained interest in securitized assets at June 30, 2009:

	Commercial Equipment Leases	Small Business Lending

Weighted-average life (in years)	1.2	3.4
Weighted average prepayment speed	7.88%	17.18%
Weighted average expected credit losses	1.29%	3.65%
Weighted average discount rate	9.00%	14.00%

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

CAPITALIZATION

Regulatory Capital Ratios (dollars in millions)

Tier 1 Capital	June 30, 2009	March 31, 2009	December 31, 2008
Total stockholders' equity	$6,078.9	$7,423.6	$8,124.3
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	130.6	59.3	138.5

Adjusted total equity	6,209.5	7,482.9	8,262.8
Qualifying minority interest	32.4	32.6	33.0
Less: Goodwill	–	(567.2)	(568.1)
Disallowed intangible assets	–	(127.5)	(130.5)
Investment in certain subsidiaries(1)	(2.5)	(22.0)	(22.0)
Other Tier 1 components(1)(2)	(81.5)	(72.2)	(76.4)

Tier 1 Capital	6,157.9	6,726.6	7,498.8
Tier 2 Capital
Long-term debt and other instruments qualifying as Tier 2 Capital	1,899.0	1,899.0	1,899.0
Qualifying reserve for credit losses	890.3	926.2	993.8
Other Tier 2 components	(2.5)	(22.0)	(21.9)

Total qualifying capital	$8,944.7	$9,529.8	$10,369.7

Risk-weighted assets	$69,998.1	$73,003.2	$79,403.2

Tier 1 Capital Ratio	8.8%	9.2%	9.4%
Total Capital Ratio	12.8%	13.1%	13.1%

(1)	Reclassified to conform to current quarter’s presentation.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments, and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable equity securities (net of tax).

78	CIT GROUP INC

The regulatory capital guidelines applicable to CIT, as a bank holding company, are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). We compute the capital ratios in accordance with the Federal Reserve capital guidelines for purposes of assessing the adequacy of our capital for both the Company and CIT Bank. To be well capitalized, a BHC generally must maintain Tier 1 and total risk-based capital of at least 6% and 10%, respectively. In order to be considered a “well capitalized” depository institution under the FDIC guidelines, CIT Bank must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, and a Tier 1 leverage ratio of at least 5%. In connection with our becoming a bank holding company, we agreed with the Federal Reserve Board to certain capital ratios in excess of these “well capitalized” levels. Accordingly, for a period of time, CIT and CIT Bank are expected to maintain a total capital ratio of at least 13% and a Tier 1 leverage capital ratio of at least 15%, respectively. At June 30, 2009, the Company’s total risk based capital decreased to 12.8%. Although the Consolidated/Holding Company's capital ratio is slightly below the ratio committed to regulators, as of June 30, 2009 and December 31, 2008, CIT Bank was well capitalized under the regulatory framework of prompt corrective action.

The Federal Reserve Board also has established minimum ratio guidelines. The minimum ratios are: Tier 1 capital ratio of 4.0%, total capital ratio of 8.0% and leverage ratio of 4.0%.

See Note 9 – Capital for related detail, “Liquidity Risk Management” for discussion of risks impacting our liquidity and capitalization.

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

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	79

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

80	CIT GROUP INC

Non-GAAP Reconciliations (dollars in millions)

	June 30 2009	March 31, 2009	December 31, 2008
Owned and securitized assets(1)
Finance receivables	$48,730.3	$50,859.1	$53,126.6
Operating lease equipment, net	13,380.1	13,175.2	12,706.4
Financing and leasing assets held for sale	427.3	188.9	156.1
Equity and venture capital investments (included in
other assets)	188.0	219.1	265.8

Total financing and leasing portfolio assets	62,725.7	64,442.3	66,254.9
Securitized assets	1,115.9	1,328.1	1,568.8

Owned and securitized assets	$63,841.6	$65,770.4	$67,823.7

Earning assets(2)
Total financing and leasing portfolio assets	$62,725.7	$64,442.3	$66,254.9
Credit balances of factoring clients	(2,671.8)	(2,702.3)	(3,049.9)

Earning assets	$60,053.9	$61,740.0	$63,205.0

Total tangible capital(3)
Total common stockholders' equity	$2,932.2	$4,289.3	$5,138.0
Other comprehensive loss relating to derivative financial instruments	34.9	91.2	136.9
Unrealized gain on securitization investments	3.6	37.9	1.3
Goodwill and intangible assets	–	(694.7)	(698.6)

Tangible common stockholders' equity	2,970.7	3,723.7	4,577.6
Junior subordinated notes and convertible debt	2,098.9	2,098.9	2,098.9
Preferred stock	3,146.7	3,134.3	2,986.3

Total tangible stockholders' equity	$8,216.3	$8,956.9	$9,662.8

	Quarters Ended			Six Months Ended
Total net revenues(4)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest income	$614.5	$639.6	$916.9	$1,254.1	$1,906.4
Rental income on operating leases	473.5	475.2	492.3	948.7	999.0

Finance revenue	1,088.0	1,114.8	1,409.2	2,202.8	2,905.4
Interest expense	(633.6)	(657.1)	(747.1)	(1,290.7)	(1,579.2)
Depreciation on operating lease equipment	(286.6)	(282.0)	(280.1)	(568.6)	(574.7)

Net finance revenue	167.8	175.7	382.0	343.5	751.5
Other income	(198.8)	188.0	168.9	(10.8)	229.9

Total net revenues	$(31.0)	$363.7	$550.9	$332.7	$981.4

(1)	Owned and securitized assets are utilized in certain credit and expense ratios. Securitized assets are included in owned and securitized assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.

(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.

(3)	Tangible capital is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive income/losses and unrealized gains (losses) on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.

(4)	Total net revenues are the combination of net finance revenues and other income.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk	81

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

  capital markets liquidity,

  risks of and/or actual economic slowdown, downturn or recession,

  industry cycles and trends,

  uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

  adequacy of reserves for credit losses,

  risks inherent in changes in market interest rates and quality spreads,

  funding opportunities, deposit taking capabilities and borrowing costs,

  risks that the Credit Facility with Barclays Bank and certain lenders will not provide the liquidity the Company is seeking due to material increases in customer drawdowns on outstanding commitments,

  risks that the Company is unsuccessful in its efforts to effectuate a comprehensive restructuring of its capital structure,

  risks if the Company seeks protection under the U.S. Bankruptcy Code,

  risks that the Company will be unable to comply with the terms of the Written Agreement with the Reserve Bank or the Orders of the FDIC and UDFI,

  conditions and/or changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets,

  risks associated with the value and recoverability of leased equipment and lease residual values,

  application of fair value accounting in volatile markets,

  application of goodwill accounting in a recessionary economy,

  changes in laws or regulations governing our business and operations,

  changes in competitive factors,

  demographic trends,

  future acquisitions and dispositions of businesses or asset portfolios, and regulatory changes and/or developments.

82	CIT GROUP INC

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees about our performance. We do not assume the obligation to update any forward-looking statement for any reason.

ITEM 4. Controls and Procedures

There have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures and have concluded that such procedures are effective as of June 30, 2009.

Part II—Other Information

ITEM 1. Legal Proceedings

SECURITIES CLASS ACTION

On July 25, 2008 and August 22, 2008, putative class action lawsuits were filed in the United States District Court for the Southern District of New York against CIT, its Chief Executive Officer and its Chief Financial Officer. On August 15, 2008, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York by a holder of CIT-PrZ equity units against CIT, its Chief Executive Officer, its Chief Financial Officer, its former Controller and members of its Board of Directors. On May 26, 2009, the Court consolidated these three shareholder actions into a single action and appointed Pensioenfonds Horeca & Catering as Lead Plaintiff to represent the proposed class, which consists of all acquirers of CIT securities from December 12, 2006 through March 5, 2008, who allegedly were damaged, including acquirers of CIT-PrZ preferred stock pursuant to the October 17, 2007 offering.

On July 16, 2009, the Lead Plaintiff filed a consolidated amended complaint alleging violations of the Securities Exchange Act of 1934 (“1934 Act”) and the Securities Act of 1933 (“1933 Act”). Specifically, it is alleged that the Company, its CEO, its CFO, its former Vice Chairman, and its former Executive Vice President and Controller, violated Section 10(b) of the 1934 Act by allegedly making false and misleading statements and omissions regarding CIT’s subprime home lending and student lending businesses. The allegations relating to the Company’s student lending businesses are based upon the assertion that the Company failed to account in its financial statements or, in the case of the preferred stockholders, its registration statement and prospectus, for private student loans related to a helicopter pilot training school, which, it is alleged were highly unlikely to be repaid and should have been written off. The allegations relating to the Company’s home lending business are based on the assertion that the Company failed to fully disclose the risks in the Company’s portfolio of subprime loans. It also is alleged that its CEO, its CFO, its former Vice Chairman and its former Executive Vice President and Controller violated Section 20(a) of the 1934 Act as controlling persons of the Company. Lead Plaintiff also alleges that the Company, its CEO, its CFO and its former Executive Vice President and Controller and those Directors of the Company who signed the registration statement in connection with the October 2007 CIT-PrZ preferred offering violated Sections 11 and/or 12 of the 1933 Act by making false and misleading statements concerning the Company’s student lending business as described above. It also is alleged that its CEO and its CFO, as well as the Directors who signed the registration statement, violated Section 15 of the 1933 Act as controlling persons of the Company.

On September 5, 2008, a purported shareholder derivative lawsuit was filed in the United States District Court for the Southern District of New York on behalf of CIT against its Chief Executive Officer and members of its Board of Directors, alleging defendants breached their fiduciary duties to CIT and abused the trust placed in them by wasting, diverting and misappropriating CIT’s corporate assets. On September 10, 2008, a similar purported shareholder derivative action was filed in New York County Supreme Court against CIT’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors. The allegations in these derivative law suits are based upon private student loans related to a pilot training school, however, plaintiffs’ counsel has indicated that they intend to file an amended complaint.

In these shareholder and derivative lawsuits, plaintiffs seek, among other relief, unspecified damages and interest. CIT believes the allegations in these complaints are without merit and intends to vigorously defend against the allegations.

Item 1: Legal Proceedings	83

PILOT TRAINING SCHOOL BANKRUPTCY

In February 2008, a helicopter pilot training school filed for bankruptcy and ceased operating. Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT engaged in the student lending business, had originated private (non-government guaranteed) loans to approximately 2,600 students of the school, which totaled approximately $196.8 million in principal and accrued interest as of December 31, 2007. SLX ceased originating new loans to students of this school in September 2007, but a majority of SLX’s student borrowers had not completed their training when the school ceased operations. Collectability of the outstanding principal and interest on the balance of the loans will depend on a number of factors, including the student’s current ability to repay the loan.

After the school filed for bankruptcy, and ceased operations, SLX voluntarily placed those students who were in school at the time of the closure “in grace” such that no payments under their loans are required to be made and no interest on their loans is accruing, pending further notice. Lawsuits, including four putative class action lawsuits and one collective action, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws. In addition, several other attorneys who purport to represent student borrowers have threatened litigation if their clients do not receive relief with respect to their debts to SLX. SLX participated in a mediation with several class counsels and the parties have made substantial progress towards a resolution of the student claims against SLX, and has completed a settlement of a mass action commenced by students in Georgia, which is binding upon 37 SLX borrowers. The Attorneys General of several states are reviewing the impact of the helicopter pilot training school’s closure on the student borrowers and any possible role of SLX. SLX is cooperating in each of the Attorney General inquiries. Management believes the Company has good defenses in each of these pending and threatened matters and with respect to the Attorneys General inquiries. However, since the loans are unsecured and uncertainties exist regarding collection, management continues to attempt to resolve these matters as expeditiously as possible.

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

LEHMAN BROTHERS BANKRUPTCY

In conjunction with certain interest rate and foreign currency hedging activities, the Company had counterparty receivables from Lehman Special Financing Inc. (“LSF”), a subsidiary of Lehman Brothers Holding Inc. (“Lehman”) totaling $33 million related to derivative transactions. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In October 2008, LSF filed a Chapter 11 petition in the same court. The Company terminated the swaps prior to the bankruptcy, but has not received payment for the amounts owed, resulting in a bankruptcy claim against LSF and a claim against Lehman, as guarantor of LSF’s obligations. Based on management’s assessment of the collectibility of the outstanding balances and the corresponding potential impairment of this asset, the Company recorded a $15 million pretax valuation charge in the fourth quarter of 2008 and an additional $4.7 million pretax valuation charge in the second quarter of 2009.

84	CIT GROUP INC

RESERVE FUND INVESTMENT

At June 30, 2009, the Company had a remaining principal balance of $60 million (of an initial investment of $600 million) invested in the Reserve Primary Fund (the “Reserve Fund”), a money market fund. The Reserve Fund’s net asset value fell below its stated value of $1.00 and the Reserve Fund currently is in orderly liquidation under the supervision of the Securities and Exchange Commission (“SEC”). In September 2008, the Company requested redemption, and received confirmation with respect to a 97% payout on a portion of the investment. As a result, the Company accrued a pretax charge of $18 million in the third quarter of 2008 representing the Company’s estimate of loss based on the 97% partial payout confirmation.

On February 26, 2009, the Board of Trustees of the Reserve Fund (the “Board”) announced its decision to initially set aside $3.5 billion in a special reserve under the plan of liquidation, to cover potential liabilities for damages and associated expenses related to lawsuits and regulatory actions against the Reserve Fund. The special reserve may be increased or decreased as further information becomes available. As a result, pursuant to the liquidation plan, interim distributions will continue to be made up to 91.72%, unless the Board determines a need to increase the special reserve. Amounts in the special reserve will be distributed to shareholders once claims, if any, are successful, and the related expenses have been paid or set aside for payment. In May, 2009, the SEC sought an injunction prohibiting distributions from the special damages reserve. If the SEC prevails, the monies in the damages reserve should be made available for distribution in accordance with the Reserve Fund’s orderly liquidation. A hearing to consider the SEC’s request is scheduled to be held in September, 2009.

On May 5, 2009, the SEC filed fraud charges against several entities and individuals who operate the Reserve Fund, alleging a failure to provide key material facts to investors and trustees concerning the Reserve Fund’s vulnerability as a consequence of the LSF and Lehman bankruptcies. The SEC seeks various types of relief, including the return of ill-gotten gains, the payment of civil monetary penalties and the distribution of all Reserve Fund assets pro rata to shareholders who have not been fully paid for any redeemed shares.

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

ITEM 1A. Risk Factors

Risk Factors

     CIT Group, Inc.’s (“our”, “we,” “us,” the “Company” or “CIT”) business activities involve various elements of risk. The risks described below are not the only ones facing us. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business. We consider the following issues to be the most critical risks to the success of our business:

 Risks Related to Restructuring

      Unless we successfully consummate the restructuring plan that management is currently developing for approval by the Steering Committee, we likely will need to seek relief under the U.S. Bankruptcy Code.

      Pursuant to the terms of the Credit Facility, dated July 20, 2009, with Barclays Bank PLC and other lenders (as amended, the “Credit Facility”), we are required to, among other things, adopt a restructuring plan acceptable to a majority of a committee of lenders under the Credit Facility (the “Steering Committee”) by October 1, 2009. We expect that the restructuring plan will address both modifying our capital structure and modifying our businesses and operations. Our ability to meet our near and longer term financial commitments depends upon a number of factors, including (i) successfully negotiating a restructuring plan with the Steering Committee, (ii) successfully implementing a restructuring plan, if any, (iii) profitably operating our businesses, and (iv) complying with bank regulatory requirements and agreements. There is no assurance that we will be able to successfully implement any or all of these actions or that they can be completed on a timely basis. In addition, the Steering Committee may have interests that are not aligned with ours, or may have other conflicts, and may be unwilling to consent to any restructuring plan, in general, or any out-of-court restructuring plan, in particular. If we are unable to obtain the consent of a majority of the Steering Committee by October 1, 2009, such failure would result in an event of default under the terms of the Credit Facility, and would have a material adverse effect on our business, results of operations, and financial position. Similarly, a failure to successfully complete each of the other elements listed above, including a failure of a sufficient number of bondholders to tend their bonds in a negotiated restructuring, could have a material adverse effect on our business, results of operations, and financial position. In view of these uncertainties, the Company may be forced to seek relief under the U.S. Bankruptcy Code.

Item 1A: Risk Factors	85

     If the restructuring plan the Company is currently developing for approval by the Steering Committee does not result in sufficient capital to satisfy the Reserve Bank, the FDIC and the UDFI, the Reserve Bank or the FDIC could require the Company to divest CIT Bank or otherwise further limit the ability of CIT Bank to conduct business and/or limit access to CIT Bank by the Company or its creditors.

     On August 12, 2009, the Company entered into a Written Agreement with the Federal Reserve Bank of New York (the “Reserve Bank”) that, among other things, requires the Company to prepare (i) an acceptable capital plan to maintain sufficient capital at the Company on a consolidated basis and at CIT Bank on a stand-alone basis and (ii) an acceptable liquidity plan with respect to the Company’s liquidity position and funds management practices (See below, “We entered into a Written Agreement with the Federal Reserve Bank of New York that may adversely affect our business”). In addition, CIT Bank is currently subject to cease and desist orders issued by the FDIC and UDFI on July 16, 2009 that restrict CIT Bank from increasing its level of brokered deposits and restricts the ability of CIT Bank to originate new business (See below, “We are currently subject to a cease and desist order from the UDFI and the FDIC that may adversely affect our business”). The restructuring plan will be a key component for developing a capital plan and a liquidity plan acceptable to the Reserve Bank and developing sufficient liquidity at the Company to satisfy the FDIC and the UDFI. If the restructuring plan is not acceptable to the Reserve Bank and the FDIC, or if the restructuring plan does not lead to a capital plan and a liquidity plan acceptable to the Reserve Bank or result in adequate liquidity to the satisfaction of the FDIC and UDFI, the Reserve Bank or the FDIC could take action to require the Company to divest its interest in CIT Bank or otherwise limit access to CIT Bank by the Company and its creditors.

     Our restructuring plan is not yet complete with respect to modifying the Company’s capital structure, and any changes to the capital structure, whether through a negotiated restructuring or in a bankruptcy proceeding, may have a material adverse effect on existing security holders.

     Our restructuring plan, which is being prepared, will include an analysis of and proposed changes to our capital structure that may include proposing exchanges of new securities, which may include both debt and equity, for our outstanding senior and subordinated debt and preferred stock, and such new securities may be issued at different interest rates, payment schedules, and maturities than the currently outstanding senior and subordinated debt and preferred stock. Such exchanges are inherently complex to implement, particularly for a company with a capital structure as complex as ours. The success of a restructuring through exchange offers will depend on the willingness of a significant majority of the existing security holders to agree to the exchange, and there can be no guarantee of success. If such exchange offers are successful, whether through a negotiated restructuring or in a bankruptcy proceeding, the existing holders of common stock may find that their holdings no longer have any value or are severely diluted. Also, preferred stockholders may find their holdings no longer have any value or are materially reduced in value, or they may be converted to common stock and be diluted, and senior and subordinated debt holders may receive debt with a principal amount that is less than the outstanding principal amount, longer maturities, and reduced interest rates, plus equity in the Company. There can be no assurance that any new securities will maintain their value at the time of issuance. If the Company is unable to modify its capital structure, it may not be able to continue as a going concern and may be forced to seek relief under the U.S. Bankruptcy Code.

     Our restructuring plan is not yet complete with respect to modifying our capital structure and the structure and operation of our businesses and will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

     Our restructuring plan, which is being prepared, will affect both our capital structure and the structure and operation of our businesses and will be based upon assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to restore customers’ confidence in our viability as a continuing entity and to attract and retain sufficient customers; (iv) our ability to retain key employees in those businesses that we intend to continue to emphasize, and (v) the overall strength and stability of general economic conditions of the financial industry, both in the United States and in global markets. The failure of any of these factors could materially adversely affect the successful execution of the restructuring of our businesses.

     In addition, our restructuring plan will rely upon financial projections, including with respect to revenue growth, improved earnings before interest, taxes, depreciation and amortization, improved interest margins, and growth in cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts are even more speculative than normal, because they involve fundamental changes in the nature of our business. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by our restructuring plan will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of our restructuring plan.

Risks Related to Liquidity and Capital

      Inadequate liquidity could materially adversely affect our future business operations.

     We will require significant additional funding during the remainder of 2009 and through 2010 and beyond to manage and operate our businesses. Given the current business environment, our liquidity needs could be significantly higher than we currently anticipate. Our ability to maintain adequate liquidity through 2010 and beyond will depend on negotiating a restructuring plan, successful operation of our business, the continuing curtailment of operating expenses and capital spending, and, potentially, the completion of various asset sales. Our forecasted liquidity needs are highly sensitive to changes in each of these and other factors.

86	CIT GROUP INC

     Even if we successfully consummate the actions described herein, including, among other things, implementation of our restructuring plan, obtaining sufficient financing from third party sources to continue operations, and successfully operating our business, we may be required to execute asset sales or other capital generating actions over and above our normal finance activities and cut back or eliminate other programs that are important to the future success of our business. In addition, our customers and counterparties might respond to further weakening of our liquidity position by requesting quicker payment, requiring additional collateral and increasing draws on our outstanding commitments. If this were to happen, our need for cash would be intensified and we likely would be unable to operate our business successfully.

     Our indebtedness and other obligations will continue to be significant, which will likely have important consequences to our business.

     Even if we complete our restructuring plan with respect to our capital structure and our businesses, we will continue to have a significant amount of indebtedness and other obligations, including potential new securities issued at increased interest rates/cost of capital, which are likely to have several important consequences to our business. For example, the amount of indebtedness and other obligations could:

  Require us to dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness and other obligations, which will reduce the funds available for other purposes necessary to run our business;

  Limit our ability to withstand competitive pressures;

  Limit our ability to fund working capital, capital expenditures and other general corporate purposes;

  Make us vulnerable to any continuing downturn in general economic conditions and adverse developments in our industry and business; and

  Reduce our flexibility in responding to changing business and economic conditions.

     If we are unable to return to profitability as a result of our restructuring, and/or if current economic conditions do not improve in the foreseeable future, we will not be able to generate sufficient cash flow from operations in the future to allow us to service our debt, pay our other obligations as required and make necessary capital expenditures, in which case we likely would need to dispose of additional assets and/or minimize capital expenditures and/or try to raise additional financing. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms.

     Our business will be adversely affected if we do not successfully expand our deposit-taking capabilities at CIT Bank, which is currently restricted from increasing its level of broker deposits pursuant to cease and desist orders issued by the FDIC and UDFI.

     The Company currently does not have ready access to the debt capital markets and likely will not be able to obtain such access in the foreseeable future, which will make the Company reliant upon bank deposits to fund its business. CIT Bank currently does not have a retail branch network and obtains all of its deposits through broker accounts. The FDIC and the UDFI, pursuant to their respective cease and desist orders, have restricted the level of broker accounts that CIT Bank may hold, without the prior written consent of both the FDIC and UDFI. In order to diversify its deposit-taking capabilities beyond broker accounts, the Company may need to establish de novo or acquire a retail branch network, an internet banking operation, or a cash management operation for the existing customers of CIT Bank. Any such alternatives will require significant time and effort to implement and will be subject to regulatory approval, which may not be obtained, particularly if the financial condition of the Company does not improve. In addition, we are likely to face strong competition for deposits from other bank holding companies many of whom are in a stronger financial position than the Company and are similarly seeking larger and more stable pools of funding. If CIT Bank is unable to expand its deposit-taking capability on a timely basis, because of lack of regulatory approval or otherwise, it would have a material adverse effect on our business, results of operations, and financial position and could result in the Company seeking relief under the U.S. Bankruptcy Code.

     Our liquidity and/or ability to issue unsecured debt in the capital markets may be limited by our capital structure and by the performance of our business, market conditions, credit ratings, or regulatory or contractual restrictions.

     Our traditional business model depended upon access to the debt capital markets to provide sources of liquidity and efficient funding for asset growth. These markets have exhibited heightened volatility and dramatically reduced liquidity. Liquidity in the debt capital markets has become significantly more constrained. The unsecured debt markets generally have been unavailable to us since the fourth quarter of 2007, and will likely remain unavailable to us for the foreseeable future, in part because we have not earned a profit since the first quarter of 2007. In addition, while secured borrowing has been available to us, it is more costly and interest rates available to us have increased significantly relative to benchmark rates, such as U.S. treasury securities and LIBOR. Downgrades in our short- and long-term credit ratings in March 2008, April 2009 and June 2009 to below investment grade have worsened these general conditions and had the practical effect of leaving us without current access to the commercial paper market and other unsecured term debt markets, which were historically significant sources of liquidity for us, and necessitated our action to draw down on our bank credit facilities in March 2008.

Item 1A: Risk Factors	87

     As a result of these developments, the Company has been forced to reduce its funding sources almost exclusively to secured borrowings, where available. This has resulted in significant additional costs to the Company due to the higher interest rates and restrictions on the types of assets and advance rates as compared to unsecured funding. Further, when the Company entered into the Credit Facility with Barclays Bank PLC and other lenders, it granted liens on almost all of its remaining unencumbered assets, and the Company’s ability to continue to access the secured debt markets will be limited by the outstanding secured financings. The Company’s ability to execute asset sales or other capital generating actions and to access other debt markets in the future, including the unsecured debt markets, is likely to be adversely affected by the Company’s outstanding secured financings, which in the aggregate encumber substantially all of the Company’s assets. Also, if the existing security holders are adversely affected by the restructuring, it may adversely affect the Company’s ability to issue new debt in unsecured debt markets in the future. If we are unable to regain access to the commercial paper and unsecured term debt markets, and if we are limited in our ability to access the secured debt markets, it would adversely affect our business, operating results and financial condition and could result in the Company seeking relief under the U.S. Bankruptcy Code unless the Company is able to obtain alternative sources of liquidity.

     Our ability to satisfy our cash needs also is constrained by regulatory or contractual restrictions on the manner in which we may use portions of our cash on hand. The cash at CIT Bank is available solely for the Bank’s own funding and investment requirements. The restricted cash related to securitization transactions is available solely for payments to certificate holders. The cash of CIT Bank and the restricted cash related to securitization transactions cannot be transferred to or used for the benefit of any other affiliate of ours. In addition, as part of our business we extend lines of credit, some of which can be drawn by the borrowers at any time. During the second quarter of 2009 and in July 2009, we experienced a significant increase in the draws on such commitments, which significantly degraded our liquidity position. If the borrowers on these lines of credit continue to access these lines or increase their rate of borrowing either as a result of their business needs or due to a perception that we may be unable to fund these lines of credit in the future, this could further substantially degrade our liquidity position which could have a material adverse effect on our business and could result in the Company seeking relief under the U.S. Bankruptcy Code unless the Company is able to obtain alternative sources of liquidity.

     If we do not maintain sufficient capital to satisfy regulatory capital requirements in the future, there could be an adverse effect on the manner in which we do business, or we could become subject to various enforcement or regulatory actions and may be forced to seek relief under the U.S. Bankruptcy Code.

     Under regulatory capital adequacy guidelines, the Company and its principal banking subsidiary, CIT Bank, are required to meet requirements that involve both qualitative and quantitative measures of assets, liabilities and certain off-balance sheet items. When we became a bank holding company, we agreed with the Reserve Bank to maintain Total Capital of 13% for the Company and our regulatory capital exceeded the agreed upon levels. Further, we agreed with the FDIC to maintain a leverage capital ratio of 15% for the Bank and the Bank’s regulatory capital exceeded the agreed upon levels. Although CIT Bank continues to maintain regulatory capital on a stand-alone basis at or above the levels agreed to with regulators, losses during the first and second quarter of 2009 have reduced the Company’s level of Total Capital below the 13% threshold that the Company agreed to when it became a bank holding company, and continued losses in future quarters may further reduce the Company’s Total Capital. We have no assurances that we will be able to raise our regulatory capital to satisfactory levels based on the current level of performance of our businesses. Failure to meet and maintain the appropriate capital levels would adversely affect the Company’s status as a bank holding company, have a material adverse effect on the Company’s financial condition and results of operations, and subject the Company to a variety of enforcement actions, as well as certain restrictions on its business. In addition to the requirement to be well-capitalized, CIT and CIT Bank are subject to regulatory guidelines that involve qualitative judgments by regulators about the entities’ status as well-managed and the entities’ compliance with Community Reinvestment Act obligations, and failure to meet those standards may have a material adverse effect on our business.

     If we do not maintain sufficient regulatory capital, the Reserve Bank and the FDIC could take action to require the Company to divest its interest in CIT Bank or otherwise limit access to CIT Bank by the Company and its creditors. The FDIC, in the case of CIT Bank, and the Reserve Bank, in the case of the Company, placed restrictions on the ability of CIT Bank and the Company to take certain actions without the prior approval of the applicable regulators. If we are unable to finalize and complete our restructuring plan and access the credit markets to meet our capital and liquidity needs in the future, or if we otherwise suffer continued adverse effects on our liquidity, and operating results, we may be subject to formal and informal enforcement actions by the Reserve Bank, we may be forced to divest CIT Bank and/or CIT Bank may be placed in FDIC conservatorship or receivership or suffer other consequences. Such actions would impair our ability to successfully execute any restructuring plan and have a material adverse effect on our business, results of operations, and financial position and could result in the Company seeking relief under the U.S. Bankruptcy Code.

Risks Related to Regulatory Actions

     We are currently subject to a Written Agreement with the Federal Reserve Bank of New York that may adversely affect our business.

     The Company has entered into a Written Agreement with the Reserve Bank. Under the terms of the Written Agreement, the Company must provide the Reserve Bank with (i) a corporate governance plan, focusing on strengthening audit, risk management, and control functions, (ii) a credit risk management plan, (iii) a written program to review and revise, as appropriate, its program for determining, documenting and recording the allowance for loan and lease losses, (iv) a capital plan for the Company and CIT Bank, (v) a liquidity plan, including meeting short term funding needs and longer term funding, without relying on government programs or 23A waivers, and (vi) a business plan for the remainder of 2009 and 2010. The Written Agreement also prohibits the Company, without the prior approval of the Reserve Bank, from paying dividends, paying interest on subordinated debt, incurring or guaranteeing debt outside of the ordinary course of business, or purchasing or redeeming the Company’s stock. Under the Written Agreement, the Company must comply with certain procedures and restrictions on appointing or changing the responsibilities of any senior officer or director, restricting the provision of indemnification to officers and directors, and restricting the payment of severance to employees.

     We are currently subject to a Cease and Desist Orders from the UDFI and the FDIC that may adversely affect our business.

     CIT Bank relies principally on brokered deposits to fund its ongoing business which may require payment of slightly higher yields and may be subject to inherent limits on the aggregate amount available, depending on market conditions. The UDFI and the FDIC have issued, and CIT Bank has consented to (without admitting or denying the allegations), Cease and Desist Orders. Under the terms of the Cease and Desist Orders, the FDIC and the UDFI have imposed, among other matters, additional restrictions on CIT Bank’s ability to enter into transactions with affiliates and to make dividend payments. CIT Bank is also required under the orders to (i) submit a contingency plan providing for and ensuring the continuous and satisfactory servicing of all loans held by CIT Bank and (ii) obtain prior regulatory approval in order to increase the current level of brokered deposits held by CIT bank. CIT Bank must notify the FDIC in writing at least 30 days prior to any management changes, and must obtain prior approval before entering into any “golden parachute” arrangements or any agreement to make any excess nondiscriminatory severance plan payments. In addition, the FDIC is requiring CIT Bank to submit a liquidity plan for funding any maturing debt and an outline of plans or scenarios for the future operation of the Bank.

88	CIT GROUP INC

Risks Related to Bank Holding Company Status

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

     Most of the activities in which we currently engage are permissible activities for a bank holding company. However, since we are not a financial holding company, certain of our existing businesses are not permissible under regulations applicable to a bank holding company, including certain of our insurance services and our equity investment activities, and we could be required to divest those activities within two years from December 22, 2008. In addition, we are subject to the comprehensive, consolidated supervision of the Federal Reserve, including risk-based and leverage capital requirements and information reporting requirements. We are subject to certain cease and desist orders from UDFI and the FDIC and a Written Agreement with the Federal Reserve (See “We are currently subject to a Written Agreement with the Federal Reserve Bank of New York that may adversely affect our business” and “We are currently subject to a cease and desist order from the UDFI and the FDIC that may adversely affect our business”). This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, and is not intended to protect security holders. In addition, pursuant to the Written Agreement with the Federal Reserve, we are required to review the adequacy of resources for corporate governance functions, including whether the staffing levels and resources for audit, risk management, and other control functions are adequate, and providing additional resources in those areas will increase our expenses for the foreseeable future. In addition, if the FDIC and UDFI require CIT Bank to separate all of its operations from the Company, which will eliminate the cost advantages of the scale of operations of the Company, it will increase the expenses of CIT Bank for the foreseeable future.

     The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are continually being introduced in the United States Congress and in state legislatures. The agencies regulating the financial services industry also periodically adopt changes to their regulations. In light of current conditions in the U.S. financial markets and economy, regulators have increased the level and scope of their supervision and their regulation of the financial services industry. In addition, in October 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which in turn created the Troubled Asset Relief Program (“TARP”) and the Capital Purchase Program. Under EESA, Congress also established the Special Inspector General for TARP, who is charged with monitoring, investigating and reporting on how the recipients of funds under TARP utilize such funds. Similarly, there is a substantial prospect that Congress will restructure the regulation and supervision of financial institutions in the foreseeable future. We are unable to predict how this increased supervision and regulation will be fully implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action, particularly in view of our financial condition, could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

     The financial services industry is also heavily regulated in many jurisdictions outside of the United States. We have subsidiaries in various countries that are licensed as banks, banking corporations, broker-dealers, and insurance companies, all of which are subject to regulation and examination by banking, securities, and insurance regulators in their home jurisdiction. In addition, in several jurisdictions, including the United Kingdom and Germany, the local banking regulators have requested the local regulated entity to develop contingency plans to operate on a stand-alone basis if the Company seeks protection under the U.S. Bankruptcy Code. Given the evolving nature of regulations in many of these jurisdictions, it may be difficult for us to meet all of the regulatory requirements even after we establish operations and receive approvals. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market, on our ability to permanently reinvest our earnings, and on our reputation generally.

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

     When we became a bank holding company and converted our Utah industrial bank to a Utah state bank, we analyzed our business to identify areas that require improved policies and procedures to meet the regulatory requirements and standards for banks and bank holding companies, including but not limited to compliance, risk management, finance, treasury, and operations. We developed and we are implementing project plans to improve policies, procedures, and systems in the areas identified. Our new business model is based on the assumption that we will be able to make this transition in a reasonable amount of time. We are currently subject to a Written Agreement with the Federal Reserve that, among other things, requires the development of plans to enhance corporate governance, including increasing resources in audit, risk management and control functions, correct weaknesses in credit risk management, review and revise, as appropriate, the consolidated allowance for loan and lease losses methodology, and develop capital and liquidity plans (See “We are currently subject to a Written Agreement with the Federal Reserve Bank of New York that may adversely affect our business” and “We are currently subject to a cease and desist order from the UDFI and the FDIC that may adversely affect our business”). If we have not identified all of the required improvements, particularly in our control functions, or if we are unsuccessful in implementing the policies, procedures, and systems that have been identified, or if we do not implement the policies, procedures, and systems quickly enough, we could be subject to a variety of formal and informal enforcement actions that could result in the imposition of certain restrictions on our business, or preclude us from making acquisitions, and such actions could impair our ability to execute our business plan and have a material adverse effect on our business, results of operations, or financial position.

Item 1A: Risk Factors	89

Risks Related to Operation of Our Businesses

     We may be additionally negatively affected by credit risk exposures and our reserves for credit losses may prove inadequate.

     Our business depends on the creditworthiness of our customers and their ability to fulfill their obligations to us. We maintain a consolidated reserve for credit losses on finance receivables that reflects management’s judgment of losses inherent in the portfolio. We periodically review our consolidated reserve for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans, past due loan migration trends, and non-performing assets. During the first and second quarters of 2009, losses were significantly more severe than in 2008, and more severe than in prior economic downturns, due to an increase in the proportion of unsecured or undersecured cash flow loans versus asset backed loans in our Corporate Finance segment , the limited ability of borrowers to restructure their liabilities or their business, and reduced values of the collateral for loans.

     Our consolidated reserve for credit losses may prove inadequate and we cannot assure that it will be adequate over time to cover credit losses in our portfolio because of adverse changes in the economy or events adversely affecting specific customers, industries or markets. The current economic environment is dynamic and the credit-worthiness of our customers and the value of collateral underlying our receivables has declined significantly and may continue to decline significantly over the near future. Our reserves may not keep pace with changes in the credit-worthiness of our customers or collateral values. If the credit quality of our customer base continues to materially decline, if the risk profile of a market, industry, or group of customers changes significantly, or if the markets for accounts receivable, equipment, real estate, or other collateral deteriorates significantly, any or all of which would adversely affect the adequacy of our reserves for credit losses, it could have a material adverse effect on our business, results of operations, and financial position.

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

     Our business depends upon our customers believing that we will be able to provide a wide range of quality products on a timely basis to our customers. Our ability to provide our products on a reliable and timely basis affects our ability to attract new customers. Many of our customers rely upon our products to provide them with the working capital necessary to operate their business or to fund capital improvements that allow them to maintain or expand their business. In many instances, these funding requirements are time sensitive. If our customers are uncertain as to our ability to continue to provide them with funding on a timely basis or to provide the same breadth and quality of products, we may be unable to attract new customers and we may experience lower business with or a loss of customers.

     We may not be able to achieve adequate consideration for the disposition of assets or businesses.

     As part of our restructuring plan, we are reviewing a number of measures designed to manage our liquidity position, including potential asset sales. There can be no assurance that we will be successful in completing all or any of these transactions, because there may not be a sufficient number of buyers willing to enter into a transaction, we may not receive sufficient consideration for such assets, the process of selling assets may take too long to be a significant component of a restructuring, or the Steering Committee under the Credit Facility may not approve a sale of assets. These transactions, if completed, may reduce the size of our business and it is not currently part of our long-term strategy to replace the volume associated with these businesses. From time to time, we also receive inquiries from third parties regarding our potential interest in disposing of other types of assets, such as student lending and other commercial finance or vendor finance assets, which we may or may not choose to pursue.

     Prices for assets were depressed due to market conditions starting in the second half of 2007 and continuing to today. In addition, potential purchasers may be unwilling to pay an amount equal to the face value of a loan or lease if the purchaser is concerned about the quality of the Company’s credit underwriting. Further, some potential purchasers will intentionally submit bids with purchase prices below the face value of a loan or lease if the purchaser suspects that the seller is distressed and cannot afford to negotiate the price. There is no assurance that we will receive adequate consideration for any asset or business dispositions. Certain dispositions in 2008 and 2009 resulted in the Company recognizing significant losses. As a result, our future disposition of businesses or asset portfolios could have a material adverse effect on our business, financial condition and results of operations.

     We are prohibited from paying dividends on our common or preferred stock or interest on our subordinated debt without prior written approval of the Reserve Bank.

     Under the terms of the Written Agreement with the Reserve Bank, we are prohibited from declaring dividends on our preferred stock and from paying interest on our junior subordinated notes without prior written approval of the Reserve Bank. In addition, under the terms of certain outstanding securities, we are also prohibited from declaring dividends on our preferred stock and from paying interest on our junior subordinated notes if we do not meet certain financial tests, provided that the limitation does not apply if we pay such dividends and interest out of net proceeds that we have received from the sale of common stock. We have suspended the payment of dividends on our common stock and we have suspended the declaration of dividends on our preferred stock and the declaration of interest on our junior subordinated notes. We cannot determine when, if ever, we will be able to pay dividends on our common or preferred stock or interest on our junior subordinated notes in the future.

     If we do not comply with the continued listing standards of the New York Stock Exchange, our common stock could be delisted from that exchange.

     Our common stock currently trades on the New York Stock Exchange (“NYSE”). We may fail to comply with the continued listing requirements of the NYSE, which could result in the delisting of our common stock. The NYSE rules require, among other things, that the minimum trading price of our common stock not fall below $1.00 per share over a consecutive 30 day trading period. If we cannot comply with the minimum price requirement and are unable to cure such defect within the six months following receipt of any notice from the NYSE regarding our failure to maintain the $1.00 minimum price requirement, the NYSE might delist our common stock. Further, if the Company announces its intent to file or files for bankruptcy, the NYSE may exercise its discretionary authority to continue the listing and trading the Company's securities. Delisting of our common stock would have an adverse effect on the market liquidity of our common stock and, as a result, the market price for our common stock could become more volatile. Further, delisting also could make it more difficult for us to raise additional capital.

90	CIT GROUP INC

     Uncertainties related to our business may create a distraction for or cause a loss of employees and may otherwise materially adversely affect our ability to attract new employees.

     Our future results of operations will depend in part upon our ability to retain existing highly skilled and qualified employees and to attract new employees. Failure to continue to attract and retain such individuals could materially adversely affect our ability to compete. Uncertainties about the future prospects and viability of our business is impacting and is likely to continue to impact our ability to attract and retain key management, technical and other personnel, and is creating a distraction for existing employees. If we are significantly limited or unable to attract and retain key personnel, or if we lose a significant number of key employees, or if employee continue to be distracted due to the uncertainties about the future prospects and viability of our business, it could have a material adverse effect on our ability to successfully operate our business or to meet our operations, risk management, compliance, regulatory, and financial reporting requirements.

     Executive compensation restrictions on TARP recipients could materially affect our ability to retain and/or recruit employees.

     On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. The Act includes an amendment and restatement of Section 111 of the EESA that significantly expands and strengthens executive compensation restrictions applicable to entities, including CIT, that participate in TARP. The Act also includes a number of other requirements, including but not limited to implementing a say-on-pay policy that allows for an annual non-binding shareholder vote on executive compensation and a policy related to the approval of excessive or luxury expenditures, as identified by the U.S. Treasury, including corporate aircraft, office and facility renovations, entertainment and holiday parties and other activities or events that are not reasonable expenditures for staff development, performance incentives or similar measures in the ordinary course of business. The Act’s executive compensation restrictions generally will continue for so long as any obligation arising from TARP financial assistance remains outstanding, other than government-held warrants, and will likely apply to the Company for the foreseeable future. The provisions of the Act and especially the U.S. Treasury regulations that will implement the Act could have a material adverse effect on our ability to recruit and retain individuals with the experience and skill necessary to manage successfully our business through its current difficulties and during the long term.

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

     A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions, or other factors, would adversely affect the current or the residual values of such equipment. Further, certain equipment residual values, including commercial aerospace residuals, are dependent on the manufacturer’s or vendor’s warranties, reputation and other factors, including market liquidity. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment. Also, in our current financial condition, many potential purchasers will further discount their offering price to account for the risk that a transaction may be unwound if we seek relief under the U.S. Bankruptcy Code.

     The degree of residual realization risk varies by transaction type. Capital leases bear the least risk because contractual payments cover approximately 90% of the equipment’s cost at the inception of the lease. Operating leases have a higher degree of risk because a smaller percentage of the equipment’s value is covered by contractual cash flows at lease inception. Leveraged leases bear the highest level of risk as third parties have a priority claim on equipment cash flows. A significant portion of our leasing portfolios are comprised of operating leases, and a portion is comprised of leveraged leases, both of which increases our residual realization risk.

      We and our subsidiaries are party to various financing arrangements, commercial contracts and other arrangements that under certain circumstances give, or in some cases may give, the counterparty the ability to exercise rights and remedies under such arrangements which, if exercised, may have material adverse consequences.

      We and our subsidiaries are party to various financing arrangements, commercial contracts and other arrangements that give, or in some cases may give, the counterparty the ability to exercise rights and remedies upon the occurrence of a material adverse effect or material adverse change (or similar event), certain insolvency events, a default under certain specified other obligations or a failure to comply with certain financial covenants. Recent deteriorations in our business and that of certain of our subsidiaries may make it more likely that counterparties will seek to exercise rights and remedies under these arrangements. The counterparty could have the ability, depending on the arrangement, to, among other things, require early repayment of amounts owed by us or our subsidiaries and in some cases payment of penalty amounts. In these cases, we intend to enter into discussions with the counterparties where appropriate to seek a waiver under, or amendment of, the arrangements to avoid or minimize any potential adverse consequences. We cannot assure you that we will be successful in avoiding or minimizing the adverse consequences which may, individually or collectively, have a material adverse effect on our ability to successfully implement our restructuring plan and on our consolidated financial position and results of operations. If we are unsuccessful in avoiding or minimizing the adverse consequences discussed above, such consequences could have a material adverse effect on our business, results of operations, and financial position.

      Our ability to recognize tax benefits on future domestic U.S. tax losses and our existing U.S. net operating loss position may be limited.

      Given the magnitude of its U.S. Federal and state and local tax loss carry-forwards (“net operating loss carry-forwards” or “NOLs”), the corresponding valuation allowances recorded following the sale of its Home Lending business in 2008, and the loan losses suffered by Corporate Finance in 2008 and 2009, the Company could be limited in recognizing tax benefits on any future losses from U.S. operations. Additionally, the Company's ability to fully utilize its existing U.S. Federal NOL (approximately $5.5 billion as of June 30, 2009) could be limited should the Company undergo an “ownership change” within the meaning of section 382 of the Internal Revenue Code of 1985, as amended. An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by five-percent shareholders in any three-year period. We may experience an “ownership change” in the future as a result of changes in our stock ownership. On August 12, 2009, the Company adopted a Tax Benefits Preservation Plan (the “Plan”) in order to protect the Company’s ability to utilize its net operating losses and other tax assets from an “ownership change” under U.S. federal income tax rules. However, there is no guarantee that the Plan will be effective in protecting the Company’s net operating losses and other tax benefits.

Item 1A: Risk Factors	91

      Adverse or volatile market conditions could continue to negatively impact fees and other income.

      In 2005, we began pursuing strategies to leverage our expanded asset generation capability and diversify our revenue base in order to generate higher levels of syndication and participation income, advisory fees, servicing fees and other types of fee income to increase other income as a percentage of total revenue. These revenue streams are dependent on market conditions and, therefore, have been more volatile than interest on loans and rentals on leased equipment. Current market conditions, including lower liquidity levels in the syndication market and our strategy to manage our growth due to our own funding constraints, have significantly reduced our syndication activity, and have resulted in significantly lower fee income. In addition, if other lenders become concerned about our ability to meet our obligations on a syndicated transaction, it may become more difficult for us to syndicate transactions that we originate or to participate in syndicated transactions originated by others. If we are unable to sell or syndicate a transaction after it is originated, we will end up holding a larger portion of the transaction and assuming greater underwriting risk than we originally intended, which could increase our capital and liquidity requirements to support our business or expose us to the risk of valuation allowances for assets held for sale. In addition, we also generate significant fee income from our factoring business. If our clients become concerned about our liquidity position and our ability to provide these services going forward and reduce their amount of business with us, this could further negatively impact our fee income and have a material adverse effect on our business. Continued disruption to the capital markets or the failure of our initiatives to result in increased asset and revenue levels could adversely affect our financial position and results of operations.

     Investment in and revenues from our foreign operations are subject to various risks and requirements associated with transacting business in foreign countries.

     An economic recession or downturn, increased competition, or business disruption associated with the political or regulatory environments in the international markets in which we operate could adversely affect us.

     In addition, while we generally hedge our translation and transaction exposures, foreign currency exchange rate fluctuations, or the inability to hedge effectively in the future, could have a material adverse effect on our investment in international operations and the level of international revenues that we generate from international financing and leasing transactions. Reported results from our operations in foreign countries may fluctuate from period to period due to exchange rate movements in relation to the U.S. dollar, particularly exchange rate movements in the Canadian dollar, which is our largest non-U.S. exposure. Recent weakness in the U.S. dollar has negatively impacted the U.S. dollar value of our revenues that are paid in other currencies. A further weakening of the U.S. dollar will further negatively impact the U.S. dollar value of our international operations.

     U.S. generally accepted accounting principles (“GAAP”) require that income earned from foreign subsidiaries should be treated as being taxed as if they were distributed to the parent company, unless those funds are permanently reinvested outside the United States. To meet this permanent reinvestment standard, we must demonstrate that there is no foreseeable need for the funds by the parent company and that there is a specific plan for reinvestment of the undistributed earnings of the funds by the subsidiary. As of December 31, 2008, Federal income taxes have not been provided on approximately $1.5 billion of cumulative earnings of foreign subsidiaries that we have determined to be permanently reinvested. If we sell a foreign business or significant foreign assets, which has become more likely in view of our current financial condition and restructuring plan, we may not be able to redeploy some or all of the funds generated from a sale outside the United States and would be required to treat the funds as repatriated currently for purposes of GAAP. While it is not practicable to estimate the amount of tax that we would have to provide for under GAAP in such an event, the impact on us may be material.

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

     Although we generally employ a matched funding approach to managing our interest rate risk, including matching the repricing characteristics of our assets with our liabilities, significant increases in market interest rates or widening of our credit spreads, or the perception that an increase may occur, could adversely affect both our ability to originate new finance receivables and our profitability. During the second half of 2007 and all of 2008 and 2009, credit spreads for almost all financial institutions, and particularly our credit spreads, widened dramatically and made it highly uneconomical for us to borrow in the unsecured debt markets to fund loans to our customers. Conversely, a decrease in interest rates could result in accelerated prepayments of owned and securitized finance receivables. In addition, the widening of our credit spreads relative to the credit spreads of many of our competitors has placed us at a competitive disadvantage and made it more difficult to maintain our interest margins. If we are unable to obtain funding, either in the capital markets or through bank deposits, at an economical rate that is competitive with other banks and lenders, we will be operating at a competitive disadvantage and it may have a material adverse effect on our business, financial condition, and results of operations.

92	CIT GROUP INC

     We may be adversely affected by further deterioration in economic conditions that is general or specific to industries, products or geographic areas.

     A further deepening of the current recession, prolonged economic weakness, or other adverse economic or financial developments in the U.S. or global economies or affecting specific industries, geographic locations and/or products, would likely further impact credit quality as borrowers may fail to meet their debt payment obligations, particularly customers with highly leveraged loans. Adverse economic conditions have and could further result in declines in collateral values, which also decreases our ability to fund against collateral. Accordingly, higher credit and collateral related losses could impact our financial position or operating results.

     Our business has already been materially weakened by the current credit crisis (See “—Our liquidity or ability to raise debt may be limited following a restructuring of our capital structure and by the performance of our business, market conditions, credit ratings downgrades, or regulatory or contractual restrictions”). A continued and prolonged recession also would likely exacerbate our current difficulties in originating new business, given the resultant reduced demand for credit. In addition, a continued downturn in certain industries may result in a reduced demand for the products that we finance in that industry or negatively impact collection and asset recovery efforts. For example, decreased demand for the products of various manufacturing customers due to the current recession may adversely affect their ability to repay their loans and leases with us. Similarly, a decrease in the level of airline passenger traffic due to the current recession or fears of a swine flu epidemic, or a decline in railroad shipping volumes due to a recession in particular industries may adversely affect our aerospace or rail businesses.

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

     We compete primarily on the basis of pricing, terms and structure. As a result of our current financial condition or further deterioration thereof, we could lose market share. Should we match competitors’ terms, it is possible that we could experience margin compression and/or increased losses. We also may be unable to match competitors’ terms as a result of our current or future financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or issue any unregistered equity securities during the quarter ended June 30, 2009, as shown in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Balance at March 31, 2009	6,212,569		–	689,096

April 1 - 30, 2009	–	–	–	689,096
May 1 - 31, 2009	–	–	–	689,096
June 1 - 30, 2009	–	–	–	689,096

Total Purchases	–

Reissuances (Withheld)(1)	(9,078)

Balance at June 30, 2009	6,221,647

(1) Includes shares held to cover taxes upon the exercise of stock options.

ITEM 3. Defaults Upon Senior Securities

None

Item 3: Defaults Upon Senior Securities	93

ITEM 4. Submission of Matters to a Vote of Security Holders

Proposal	Description	Votes For	Votes Withheld	Votes Abstain	Outcome
1	Election of Directors
	Michael A. Carpenter	330,092,928	5,033,070	439,150	Elected
	William M. Freeman	251,344,184	83,783,346	437,618	Elected
	Susan M. Lyne	251,104,771	84,028,672	431,705	Elected
	Marianne Miller Parrs	302,878,153	32,255,089	431,906	Elected
	Jeffrey M. Peek	300,819,867	34,352,470	392,811	Elected
	John R. Ryan	302,906,539	32,212,330	446,279	Elected
	Christopher H. Shays	329,694,870	5,431,850	438,428	Elected
	Seymoure Sternberg	302,860,932	32,266,782	437,434	Elected
	Peter J. Tobin	302,046,492	33,083,211	435,445	Elected
	Lois M. Van Deusen	302,843,854	32,286,014	435,280	Elected
2	Ratification of Independent Accountants	333,443,648	1,987,904	133,596	Approved
3	Amending the Long-Term Incentive Plan	179,673,929	111,452,546	1,267,571	Approved
4	Amending the Employee Stock Purchase Plan	259,404,430	31,738,755	1,250,863	Approved
5	Issuance of incremental shares of common
	stock	289,477,910	2,863,320	52,817	Approved
6	Compensation for CIT's Executives	240,586,618	93,317,897	1,659,586	Approved

ITEM 5. Other Information

On August 12, 2009, the Board of Directors of CIT Group Inc. (the “Company”) approved amendments to the By-Laws of the Company to revise the advance notice provisions with respect to shareholder nominations for director and shareholder proposals. The purpose of advance notice by-laws is to give companies and their stockholders adequate time and information to consider the business or nominees to be presented by stockholders at a stockholder meeting. These provisions typically require stockholders to notify the company in advance of a stockholder meeting if they intend to present business or nominate directors at such a meeting and to provide certain related information. If a stockholder has not complied with the company's advance notice by-laws, the company can seek to prevent a proposal from being submitted to a stockholder vote, or conclude that a director nomination is improper.

Among other things, the amendments to the By-Laws provide that (i) the advance notice provisions apply to all stockholder proposals and director nominations, (ii) stockholders must disclose fully all ownership interests, including derivatives, hedges, and other economic and voting interests with respect to themselves and any nominees for director, as well as any interest the nominating shareholder may have in a nomination, (iii) if an annual meeting is not scheduled within 25 days before or after the anniversary date of the prior year's annual meeting, then any notice by a stockholder must be received within 10 days after the earlier of the date the notice of annual meeting is mailed or public disclosure of the annual meeting was made, (iv) the stockholder must update and supplement the information provided in the stockholder's notice so that the information is true and correct as of the record date for the annual meeting, and (v) the minimum notice period is changed from 90 days to 120 days.

ITEM 6. Exhibits

(a)	Exhibits

	3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q filed August 12, 2003).

	3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form 8-K filed August 17, 2009).

	3.3	Certificate of Designations relating to the Company’s 6.350% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3 to Form 8-A filed July 29, 2005).

	3.4	Certificate of Designations relating to the Company’s Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Form 8-A filed July 29, 2005).

	3.5	Certificate of Designations for the Series C Preferred Stock (incorporated by reference to Exhibit 3.5 to Form 8-A filed on April 25, 2008).

	3.6	Certificate of Designations for Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 5, 2009).

	4.1	Form of Certificate of Common Stock of CIT (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

	4.2	Indenture dated as of August 26, 2002 by and among CIT Group Inc., J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.), as Trustee and Bank One NA, London Branch, as London Paying Agent and London Calculation Agent, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to Exhibit 4.18 to Form 10-K filed February 26, 2003).

	4.3	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of senior debt securities (Incorporated by reference to Exhibit 4.4 to Form S-3/A filed October 28, 2004).

	4.4	Form of Indenture dated as of October 29, 2004 between CIT Group Inc. and J.P. Morgan Trust Company, National Association for the issuance of subordinated debt securities (Incorporated by reference to Exhibit 4.5 to Form S-3/A filed October 28, 2004).

	4.5	Certain instruments defining the rights of holders of CIT’s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total amounts outstanding of CIT and its subsidiaries on a consolidated basis have not been filed as exhibits. CIT agrees to furnish a copy of these agreements to the Commission upon request.

	4.6	5-Year Credit Agreement, dated as of April 13, 2005, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent (incorporated by reference to Exhibit 4.8 to Form 10-K filed March 1, 2007).

94	CIT GROUP INC

4.7	5-Year Credit Agreement, dated as of December 6, 2006, among CIT Group Inc., the several banks and financial institutions named therein, Citigroup Global Markets Inc. and Barclays Capital, as joint lead arrangers and bookrunners, Citibank, N.A., as administrative agent, Barclays Bank PLC, as syndication agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents (incorporated by reference to Exhibit 4.9 to Form 10-K filed March 1, 2007).

4.8	Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, N.A. for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form 10-Q filed August 7, 2006).

4.9	Indenture dated as of January 20, 2006 between CIT Group Inc. and JPMorgan Chase Bank, N.A. for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.4 to Form 10-Q filed August 7, 2006).

4.10	Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of senior notes (incorporated by reference to Exhibit 4.5 to Form 10-Q filed August 7, 2006).

4.11	First Supplemental Indenture, dated as of January 31, 2007, between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 1, 2007).

4.12	Second Supplemental Indenture, dated as of December 24, 2008, between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 31, 2008).

4.13	Indenture dated as of June 2, 2006 between CIT Group Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., London branch for the issuance of subordinated notes (incorporated by reference to Exhibit 4.6 to Form 10-Q filed August 7, 2006).

4.14	Indenture dated as of November 1, 2006, among CIT Group Funding Company of Canada, CIT Group Inc., and The Bank of New York, for the issuance of senior debt securities of CIT Group Funding Company of Canada and the related guarantees of CIT (incorporated by reference to Exhibit 4.8 to Form 10-Q filed November 6, 2006).

4.15	Form of Specimen Stock Certificate for Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 5, 2009).

4.16	Form of Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 5, 2009).

4.17	Amended and Restated Credit and Guaranty Agreement, dated as of July 29, 2009, among CIT Group Inc., certain subsidiaries of CIT Group Inc., the lenders party, thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Capital, as sole lead arranger, sole book runner and syndication agent (incorporated by reference to Form 8-K filed July 29, 2009).

10.1	Form of Separation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.2	Form of Financial Services Cooperation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 12, 2002).

10.3	2004 Extension and Funding Agreement dated September 8, 2004, by and among Dell Financial Services L.P., Dell Credit Company L.L.C., DFS-SPV L.P., DFS-GP, Inc., Dell Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS Inc., CIT Communications Finance Corporation, and CIT Credit Group USA Inc. (Incorporated by reference to Form 8-K filed September 9, 2004).

10.4	Letter Agreement dated December 19, 2007 by and among Dell Inc., CIT Group Inc., Dell Credit Company LLC, Dell DFS Corporation, and CIT DFS, Inc. amending the Amended and Restated Agreement of Limited Partnership of Dell Financial Services L.P. dated September 8, 2004 (incorporated by reference to Exhibit 10.10 to Form 10-K filed February 29, 2008).

10.5	Letter Agreement dated December 19, 2007 by and among Dell Inc., Dell Financial Services L.P., Dell Credit Company LLC, DFS-SPV L.P., DFS-GP, Inc., Dell Gen. P. Corp., Dell DFS Corporation, CIT Group Inc., CIT Financial USA, Inc., CIT DCC Inc., CIT DFS, Inc., CIT Communications Finance Corporation, and CIT Credit Group USA, Inc. amending the 2004 Extension and Funding Agreement dated September 8, 2004 (incorporated by reference to Exhibit 10.11 to Form 10-K filed February 29, 2008).

10.6	Purchase and Sale Agreement dated as of December 19, 2007 by and among Dell Inc., Dell International Incorporated, CIT Group Inc., Dell Credit Company LLC, Dell DFS Corporation, CIT DFS, Inc., CIT Financial USA, Inc., Dell Financial Services L.P., DFS-SPV L.P., DFS-GP, Inc., Dell Gen. P. Corp., CIT DCC Inc., CIT Communications Finance Corporation, and CIT Credit Group USA, Inc. (incorporated by reference to Exhibit 10.12 to Form 10-K filed February 29, 2008).

10.7*	Long-Term Equity Compensation Plan (incorporated by reference to Form DEF-14A filed April 23, 2003).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.9	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002).

10.10*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 12, 2008).

10.11*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 15, 2006).

10.12*	Employment Agreement, dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed September 5, 2006).

10.13*	Amendment to Employment Agreement, dated December 10, 2007, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 10.23 to Form 10-K filed February 29, 2008).

10.14*	Amendment to Employment Agreement, dated December 31, 2008, between CIT Group Inc. and Jeffrey M. Peek.

10.15*	Forms of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreements (incorporated by reference to Exhibit 10.19 to Form 10-K filed March 1, 2007).

10.16*	Forms of CIT Group Inc. Long-Term Incentive Plan Performance Share Award Agreements (incorporated by reference to Exhibit 10.20 to Form 10-K filed March 1, 2007).

10.17*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.21 to Form 10-K filed March 1, 2007).

Item 6: Exhibits	95

10.18*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreements (incorporated by reference to Exhibit 10.22 to Form 10-K filed March 1, 2007).

10.19*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to Form 10-K filed March 1, 2007).

10.20	Forward Equity Commitment dated October 16, 2007 from Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc. to CIT Group Inc. relating to the issuance of common stock in connection with the payment of dividends on certain preferred stock and interest on certain junior subordinated notes (incorporated by reference to Exhibit 10.29 to Form 10-K filed March 1, 2007).

10.21	Amendment No.1 to Forward Equity Commitment Agreement, dated September 29, 2008, from Morgan Stanley & Co. Incorporated and Citigroup Capital Markets Inc. to CIT Group Inc. relating to the issuance of common stock in connection with the payment of dividends on certain preferred stock and interest on certain junior subordinated notes.

10.22*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Retention Award Agreement (incorporated by reference to Exhibit 99.1 to Form 8-K filed January 22, 2008).

10.23*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Cash Unit Award Agreement (incorporated by reference to Exhibit 10.24 to Form 10-Q filed May 12, 2008).

10.24*	Forms of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.25 to Form 10-Q filed May 12, 2008).

10.25*	Form of CIT Group Inc. Long-Term Incentive Plan Performance-Accelerated Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.26 to Form 10-Q filed May 12, 2008).

10.26*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).

10.27*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).

10.28*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.29*	CIT Executive Severance Plan As Amended and Restated Effective as of January 1, 2008 (incorporated by reference to Exhibit 10.30 to Form 10-Q filed May 12, 2008).

10.30*	Amended and Restated Employment Agreement, dated as of May 8, 2008, between CIT Group Inc. and Joseph M. Leone (incorporated by reference to Exhibit 10.31 to Form 10-Q filed May 12, 2008).

10.31*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and Joseph M. Leone (incorporated by reference to Exhibit 10.33 to Form 10-K filed March 2, 2009).

10.32*	Employment Agreement, dated June 16, 2008, between CIT Group Inc. and Alexander T. Mason (incorporated by reference to Exhibit 10.33 to Form 10-Q filed November 10, 2008).

10.33*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).

10.34*	Extension of Term of Employment Agreement, dated as of November 24, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.36 to Form 10-K filed March 2, 2009).

10.35*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).

10.36	Confirmation; Credit Support Annex and ISDA Schedule, each dated June 6, 2008 and between CIT Financial Ltd. and Goldman Sachs International evidencing a $3 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed November 10, 2008).

10.37	Letter Agreement, dated December 23, 2008, between CIT Group Inc. and the United States Department of the Treasury, and the Securities Purchase Agreement – Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 24, 2008).

10.38	Registration Rights Agreement, dated as of December 24, 2008, between CIT Group Inc., and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 31, 2008).

10.39	Order to Cease and Desist, in the mater of CIT Bank, Salt Lake City, Utah, dated July 16, 2009, issued by the Federal Deposit Insurance Corporation.

10.40	Order to Cease and Desist, in the matter of CIT Bank, Salt Lake City, Utah, dated July 16, 2009, issued by the Utah Department of Financial Institutions.

10.41	Written Agreement, dated August 12, 2009, between CIT Group Inc. and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 13, 2009).

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey M. Peek pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Leone pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey M. Peek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

96	CIT GROUP INC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 17, 2009

CIT GROUP INC.
By: /s/ Joseph M. Leone
Joseph M. Leone
Vice Chairman and Chief Financial Officer

97