Form 10-Q
period 2009-09-30
CIT GROUP INC
filed 2009-11-16
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d)	or	| |	Transition Report Pursuant to Section 13 or 15(d)
	of the Securities Exchange Act of 1934			of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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

As of October 31, 2009 there were 404,730,758 shares of the registrant’s common stock outstanding.

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except share data)

	September 30,	December 31,
	2009	2008

Assets
Cash and due from banks	$343.1	$592.5
Deposits with banks, including restricted balances of $904.1 and $2,102.5 at September 30, 2009 and December 31, 2008, respectively	5,467.6	7,773.3
Trading assets at fair value - derivatives	1,032.7	139.4
Investments - retained interests in securitizations	165.3	229.4
Assets held for sale	436.9	156.1
Loans (see Note 4 for amounts pledged)	45,280.9	53,126.6
Allowance for loan losses	(1,363.2)	(1,096.2)

Total loans, net of allowance for loan losses	43,917.7	52,030.4
Operating lease equipment, net (see Note 4 for amounts pledged)	13,233.6	12,706.4
Derivative counterparty assets at fair value	20.3	1,489.5
Goodwill and intangible assets, net	–	698.6
Other assets including advances of $1,522.6 and $1,492.6 at June 30, 2009 and December 31, 2008 respectively, associated with a lending facility structured as a TRS	4,571.4	4,589.1
Assets of discontinued operation	–	44.2

Total Assets	$69,188.6	$80,448.9

Liabilities
Deposits	$5,233.7	$2,626.8
Trading liabilities at fair value - derivatives	423.9	127.4
Credit balances of factoring clients	898.3	3,049.9
Derivative counterparty liabilities at fair value	233.0	433.7
Other liabilities	2,533.5	2,291.3
Long-term borrowings, including $12,965.9 and $18,199.6 contractually due
within twelve months at September 30, 2009 and December 31, 2008, respectively	54,745.3	63,750.7

Total Liabilities	64,067.7	72,279.8

Stockholders’ Equity:
Preferred stock: $0.01 par value, 100,000,000 authorized
Issued and outstanding:
Series A 14,000,000 with a liquidation preference of $25 per share	350.0	350.0
Series B 1,500,000 with a liquidation preference of $100 per share	150.0	150.0
Series C 11,500,000 with a liquidation preference of $50 per share	575.0	575.0
Series D 2,330,000 with a liquidation preference of $1,000 per share	2,083.8	1,911.3
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 398,355,014 and 395,068,272 at September 30, 2009 and
December 31, 2008, respectively	4.0	3.9
Outstanding: 392,104,656 and 388,740,428 at September 30, 2009 and
December 31, 2008, respectively
Paid-in capital, net of deferred compensation of $24.3 and $40.3 at
September 30, 2009 and December 31, 2008, respectively	11,273.0	11,469.6
Accumulated deficit	(8,971.1)	(5,814.0)
Accumulated other comprehensive loss	(68.5)	(205.6)
Less: treasury stock, 6,250,358 and 6,327,844 shares, at September
30, 2009 and December 31, 2008 at cost, respectively	(310.4)	(315.9)

Total Common Stockholders’ Equity	1,927.0	5,138.0

Total Stockholders’ Equity	5,085.8	8,124.3
Noncontrolling Minority Interests	35.1	44.8

Total Equity	5,120.9	8,169.1

Total Liabilities and Equity	$69,188.6	$80,448.9

See Notes to Consolidated Financial Statements.

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Operation (Unaudited) (dollars in millions - except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$549.6	$852.3	$1,784.7	$2,651.1
Interest and dividends on investments	7.0	55.4	26.0	163.0

Interest income	556.6	907.7	1,810.7	2,814.1

Interest Expense
Interest on deposits	(45.8)	(22.0)	(107.6)	(76.9)
Interest on short-term borrowings	–	(0.3)	–	(31.9)
Interest on long-term borrowings	(648.0)	(743.0)	(1,876.9)	(2,235.7)

Interest expense	(693.8)	(765.3)	(1,984.5)	(2,344.5)

Net interest revenue	(137.2)	142.4	(173.8)	469.6
Provision for credit losses	(701.8)	(210.3)	(1,825.7)	(609.2)

Net interest revenue, after
credit provision	(839.0)	(67.9)	(1,999.5)	(139.6)

Other income
Rental income on operating leases	471.7	492.2	1,420.4	1,491.2
Other	(166.8)	142.7	(177.6)	372.6

Total other income	304.9	634.9	1,242.8	1,863.8

Total net revenue, net of interest
expense and credit provision	(534.1)	567.0	(756.7)	1,724.2

Other expenses
Depreciation on operating
lease equipment	(282.6)	(284.7)	(851.2)	(859.4)
Goodwill and intangible assets
impairment charges	–	(455.1)	(692.4)	(455.1)
Other	(249.7)	(334.6)	(706.2)	(1,185.1)

Total other expenses	(532.3)	(1,074.4)	(2,249.8)	(2,499.6)

Loss from continuing operations
before income taxes	(1,066.4)	(507.4)	(3,006.5)	(775.4)
Benefit for income taxes	33.1	206.3	12.4	281.5

Loss from continuing
operations	(1,033.3)	(301.1)	(2,994.1)	(493.9)

Discontinued Operation
Income (loss) from discontinued operation
before income taxes	–	42.1	–	(2,704.8)
(Provision) benefit for income taxes	–	(37.7)	–	595.4

Income (loss) from discontinued operation	–	4.4	–	(2,109.4)

Loss before preferred stock
dividends	(1,033.3)	(296.7)	(2,994.1)	(2,603.3)
Preferred stock dividends and amortization of discount	(41.2)	(20.1)	(163.2)	(44.3)

Net loss before attribution of
noncontrolling interests	(1,074.5)	(316.8)	(3,157.3)	(2,647.6)
(Income) loss attributable to
noncontrolling interests, after tax	–	(0.5)	0.2	(11.3)

Net loss attributable to
common stockholders	$(1,074.5)	$(317.3)	$(3,157.1)	$(2,658.9)

Basic and Diluted Earnings
Per Common Share data
Loss from continuing
operations	$(2.74)	$(1.13)	$(8.08)	$(2.22)
Loss from discontinued
operation	–	0.02	–	(8.54)

Net loss attributable to
common shareholders	$(2.74)	$(1.11)	$(8.08)	$(10.76)

Average number of shares –
basic and diluted
(in thousands)	392,195	285,509	390,614	247,191

Cash dividends per
common share	$–	$0.10	$0.02	$0.45

See Notes to Consolidated Financial Statements.

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity
December 31, 2008	$2,986.3	$3.9	$11,469.6	$(5,814.0)	$(205.6)	$(315.9)	$44.8	$8,169.1

Designation of
TARP warrant as a
liability effective
January 1, 2009	136.8		(418.7)					(281.9)
Reclassification of
TARP warrant from
liability to equity			211.2					211.2

Net loss before
preferred stock
dividends				(2,993.9)			(0.2)	(2,994.1)
Foreign currency
translation
adjustments					0.3			0.3
Change in fair
values of
derivatives
qualifying as cash
flow hedges					127.1			127.1
Unrealized loss on
available for sale
equity and
securitization
investments, net					(0.9)			(0.9)
Minimum pension
liability adjustment					10.6			10.6

Total
comprehensive
loss								(2,857.0)

Cash dividends -
common			(3.2)					(3.2)
Cash dividends -
preferred				(127.5)				(127.5)
Amortization of
discount on
preferred stock -
series D	35.7			(35.7)				–
Distribution of
earnings							(9.5)	(9.5)
Restricted stock
expense			8.5			(0.1)		8.4
Stock option
expense			7.3					7.3
Issuance of
common stock		0.1	7.5					7.6
Employee stock
purchase plan
participation, other			(9.2)			5.6		(3.6)

September 30, 2009	$3,158.8	$4.0	$11,273.0	$(8,971.1)	$(68.5)	$(310.4)	$35.1	$5,120.9

See Notes to Consolidated Financial Statements.

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, (dollars in million)

	2009	2008
Cash Flows From Operations
Net (loss) before preferred stock dividends	$(2,993.9)	$(2,614.6)
Adjustments to reconcile net loss to net cash flows from operations:
Provision for credit losses	1,825.7	609.2
Depreciation, amortization and accretion	1,055.5	977.1
Goodwill and intangible assets impairment charges	692.4	455.1
Loss (gains) on equipment, receivable and investment sales	462.6	(119.2)
Valuation allowance for assets held for sale	51.7	126.9
Warrant fair value adjustment	(70.6)	–
(Gain) loss on debt and debt-related derivative extinguishments	(207.2)	142.6
(Benefit) provision for deferred income taxes	(2.9)	(932.0)
Decrease in assets held for sale	19.4	159.1
Decrease in other assets	(1.2)	404.5
Increase in accrued liabilities and payables	560.4	(1,174.7)
Loss on disposal of discontinued operation, net of tax	–	1,859.2
Provision for credit losses – discontinued operation	–	608.6

Net cash flows provided by operations	1,391.9	501.8

Cash Flows From Investing Activities
Finance receivables extended and purchased	(21,457.7)	(46,212.3)
Principal collections of finance receivables and investments	24,831.4	41,641.4
Proceeds from asset and receivable sales	1,850.0	4,685.6
Purchases of assets to be leased and other equipment	(1,177.3)	(1,897.4)
Net increase in short-term factoring receivables	(120.5)	(740.9)
Net proceeds from sale of discontinued operation	44.2	1,555.6

Net cash flows provided by (used for) investing activities	3,970.1	(968.0)

Cash Flows From Financing Activities
Net decrease in commercial paper	–	(2,822.3)
Proceeds from the issuance of term debt	7,966.7	14,857.8
Repayments of term debt	(17,181.9)	(12,333.1)
Net increase (decrease) in deposits	2,606.9	(497.5)
Net repayments of non-recourse leveraged lease debt	(28.6)	(20.1)
Proceeds from sale of stock	7.6	1,535.4
Collection of security deposits and maintenance funds	700.1	1,653.3
Repayment of security deposits and maintenance funds	(637.3)	(1,563.5)
Treasury stock issuances	5.5	31.2
Cash dividends paid	(91.3)	(150.2)
Other	(66.4)	(16.5)

Net cash flows (used for) provided by financing activities	(6,718.7)	674.5

Net (decrease) increase in cash and cash equivalents	(1,356.7)	208.3
Unrestricted cash and cash equivalents, beginning of period	6,263.3	6,313.1

Unrestricted cash and cash equivalents, end of period	$4,906.6	$6,521.4

Supplementary Cash Flow Disclosure
Interest paid	$1,820.0	$2,371.2
Federal, foreign, state and local income taxes refunded, net	$(75.9)	$3.0

Supplementary Non Cash Flow Disclosures
Net transfer of finance receivables from held for investment to held for sale	$458.3	$1,548.7
Vendor receivables previously off balance sheet and brought on-balance sheet	$454.4	$–
Vendor related debt previously off balance sheet and brought on-balance sheet	$454.4	$–

See Notes to Consolidated Financial Statements.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation, Restructuring Events and Basis of Presentation

The accompanying consolidated financial statements include the accounts of CIT Group Inc. and its majority owned subsidiaries, including CIT Bank (collectively, “CIT” or the “Company”), and those variable interest entities (VIEs) where the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. Results of operations of companies purchased are included from the dates of acquisition and for VIEs, from the dates that the Company became the primary beneficiary. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements. The Company accounts for investments in companies for which it owns a voting interest of 20 percent to 50 percent and for which it has the ability to exercise significant influence over operations and financial decisions using the equity method of accounting. These investments are included in other assets and the Company’s proportionate share of net income or loss is included in other income.

These financial statements, which have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”) and should be read in conjunction with the Company’s annual financial statements included in the Company’s Form 8-K dated October 1, 2009. The financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CIT’s financial position, results of operations and cash flows in accordance with GAAP.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

Negative economic conditions and Company performance have materially and adversely affected CIT’s liquidity position and operating results. The Company has reported net losses since the second quarter of 2007 due to deteriorating economic conditions and credit quality issues within CIT’s portfolio that have caused management to record provisions for credit losses, other than temporary impairment charges, restructuring charges, greater interest charges on debt, and losses associated with asset sales at depressed prices. In addition to these adverse effects on operations, the Company’s liquidity and funding strategy have been materially adversely affected by the on-going stress in the financial markets, and downgrades in the Company’s credit ratings.

On December 22, 2008, the Company became a bank holding company, and as part of its overall plan to transition to a bank-centric business model, the Company (1) applied to participate in the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (“TLGP”), which would have enabled the Company to issue government guaranteed debt of up to $10 billion and (2) applied for exemptions under Section 23A of the Federal Reserve Act (“Section 23A”) to transfer a significant portion of its U.S. assets to CIT Bank, which would have enabled the Company to generate liquidity by leveraging the deposit-taking capabilities of CIT Bank. In April 2009, the Federal Reserve granted the Company a partial Section 23A waiver to transfer $5.7 billion of government-guaranteed student loans to CIT Bank. In connection with this transaction, CIT Bank assumed $3.5 billion in debt and paid $1.6 billion in cash to CIT Group Inc.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 2009, the Company was advised by its bank regulators that there was no appreciable likelihood of FDIC approving CIT’s participation in the TLGP or further waivers being granted by the Federal Reserve to permit asset transfers under its pending Section 23A exemption request. Following the announcement of these developments, the Company experienced higher draws on financing commitments which accelerated the degradation of its liquidity position.

Accordingly, the Company and its Board of Directors, in consultation with its advisors, developed and continue to enhance and execute an overall business restructuring strategy, which has the following objectives:

Financial Strength

  Targeting a capital structure with significantly less leverage and establishing capital ratios well in excess of regulatory standards;

  Achieving sufficient liquidity and restructuring the Company’s debt maturity schedule to reduce reliance on the capital markets; and

  Positioning the Company for a return to profitability and investment grade ratings.

Business Model

  Optimizing CIT’s portfolio of businesses and organizational structure, which will include identifying businesses or portfolios to be liquidated or sold over time;

  Identifying the core businesses that, subject to regulatory approvals, would operate in CIT Bank, including certain core small and middle market financing businesses; and

  Aligning the funding model to reflect the changes in the Company’s business model and diversifying CIT Bank’s funding to include commercial deposits, retail deposits, asset-backed financings and a reduced proportion of brokered deposits.

By successfully implementing its business restructuring strategy, the Company expects to transition to a smaller company focused on serving small - and mid-sized commercial businesses. The Company’s goals are:

  to create a sustainable and profitable business model by reducing balance sheet exposure through completion of targeted asset sales and net portfolio run-off;

  to reduce its leverage and carry a manageable interest burden going forward;

  to position itself to execute a transition to a bank-centric business model by seeking to obtain regulatory support for its business restructuring strategy and emerging from the restructuring with its bank holding company status as a source of strength for the Company, including CIT Bank; and

  to return to the capital markets by achieving investment grade ratings.

Ultimately, the Company established and embarked upon a 3-phase restructuring plan as summarized below.

  Phase 1, address the liquidity challenges that the Company faced in July 2009, which resulted in the $3 billion secured credit facility (the “Credit Facility”) and subsequent $4.5 billion expansion facility (the “Expansion Credit Facility”) in October from certain debt holders (See Note 4). This phase is complete.

  Phase 2, recapitalize the balance sheet to enhance capital and improve liquidity through either out-of-court debt exchange offers or an in court filing backed by a prepackaged plan of reorganization. The Company is executing its recapitalization pursuant to its pre-packaged plan of reorganization.

  Phase 3, execute a business restructuring plan to maximize the value of existing assets for investors and optimize CIT’s business model for continued value creation.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company commenced execution of its restructuring plan by entering into the Credit Facility and consummating the cash tender offer for the outstanding floating rate senior notes due August 17, 2009. The plan was furthered on October 1, 2009, when the Company launched exchange offers for certain unsecured notes and a concurrent debt holder solicitation to approve a prepackaged plan of reorganization (the “Offering Memorandum and Disclosure Statement”). In connection with the solicitation, the Company entered into the Expansion Credit Facility. The results of the solicitation indicated the conditions required for the exchange offers were not satisfied, but sufficient holders voted to accept the prepackaged plan of reorganization.

All classes voted to accept the prepackaged plan with all votes substantially exceeding the required thresholds for a successful solicitation. Over 80% of the Company’s eligible debt participated in the solicitation, and over 90% of participating debt supported the prepackaged plan of reorganization. Similarly, approximately 90% of the number of debtholders voting, both large and small, cast affirmative votes for the prepackaged plan. Upon reviewing the results, CIT’s Board of Directors proceeded with a voluntary prepackaged bankruptcy filing in order to restructure the Company’s debt and streamline the Company’s capital structure. Accordingly, on November 1, 2009, CIT Group Inc., and CIT Group Funding Company of Delaware LLC (“Delaware Funding”) filed voluntary petitions for relief under the United States Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Company’s operating subsidiaries are not part of the filing and continue to conduct business. See Note 17 for additional disclosures.

On November 3, 2009 the Debtors received approval for all the Company’s “first day” motions, allowing the Company’s operations to continue in the ordinary course through its reorganization. The Company received permission to, among other things, pay employee wages, salaries and benefits, pay its vendors and certain other creditors and use its cash collateral. Additionally, the Court has scheduled a hearing to consider the confirmation of the prepackaged plan of reorganization for December 8, 2009.

Management believes a successful implementation of its capital restructuring strategy, including a swift emergence from bankruptcy, will be viewed favorably by the Company’s regulators and will position it to transfer certain business platforms into CIT Bank. However, if the Company’s plan of reorganization is not confirmed on a timely basis, the Federal Reserve or the FDIC could take action to require the Company to divest its interest in CIT Bank or continue to limit access to CIT Bank by the Company or its creditors.

The restructuring strategy and related measures described above are intended to restore the Company’s access to liquidity and competitively priced funding to support its long-term business model. These measures are subject to a number of uncertainties, however, and there can be no assurance that they will be successfully completed. If completed these measures may not achieve their anticipated benefits. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company is a going concern and do not reflect any adjustments that may arise from this uncertainty.

Goodwill and Intangible Assets

The Company performed goodwill and intangible asset impairment testing on a quarterly basis through June 30, 2009. Based on the results of the analysis at June 30, 2009, CIT recorded a pretax goodwill impairment charge of $567.6 million and an intangible asset impairment pretax charge of $124.8 million the second quarter, representing the remaining balance for each.

Goodwill was assigned to reporting units at the date the goodwill was initially recorded. Once goodwill had been assigned to reporting units, it no longer retained its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, were available to support the value of the goodwill. Goodwill impairment testing was performed at the segment (or “reporting unit”) level.

Income Taxes

CIT’s tax benefit for continuing operations for the quarter ended September 30, 2009 of $33.1 million equated to a 3.1% effective tax rate, compared with an effective tax rate for continuing operations of 40.7% for the quarter ended September 30, 2008. The effective tax rate is the result of U.S. federal and state valuation allowances recorded against deferred tax assets resulting from U.S. losses, and taxes on international operations, which decreased the tax benefit recorded against these losses.

As of September 30, 2009, CIT had U.S. federal net operating losses of approximately $6 billion which will expire beginning in 2027. Beginning in 2008, a full valuation allowance was recorded against the federal and much of the state net deferred tax assets as CIT has not relied on future income from operations in recognizing the tax benefit for these losses. Tax benefit with respect to deferred tax assets has been realized to the extent that CIT has identified taxable income within the carryforward period related to reversing deferred taxes and liabilities recorded in accordance with accounting standards on uncertainty in income taxes.

CIT’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to federal and state tax valuation allowance, separate state and local income taxes, international results taxed at lower rates, and permanent differences between the book and tax treatment of certain items.

Included in the third quarter 2009 tax provision is $34.0 million in net tax benefit related primarily to the reclassification out of other comprehensive income into continuing operations of the deferred tax asset on the cash flow hedges, which were unwound during the quarter. A $1.3 million net increase in liabilities related to uncertain tax positions in accordance with accounting standards on uncertainty in income taxes and related interest is included. The Company believes that there may be no change in the total unrecognized tax benefits prior to September 30, 2010 in relation to the settlement of audits and the expiration of various statutes of limitations.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008, Federal income taxes have not been provided on approximately $1.5 billion of cumulative earnings of foreign subsidiaries that management has determined to be permanently reinvested. The restructuring plan may impact this assertion and, if so, the assertion that some or all of the unremitted foreign earnings are permanently reinvested may be reversed.

Accounting Pronouncements

Effective January 1, 2009, the Company prospectively adopted the FASB’s requirements for Contracts in an Entity’s Own Equity. Upon adoption of these requirements, management determined the warrant issued to the U.S. Treasury in conjunction with the Trouble Asset Relief Program (TARP) no longer qualified as equity and should be accounted for as a derivative liability. As a result, the Company classified $281.9 million of amounts recorded in Paid-in Capital at January 1, 2009 to Other liabilities. On May 12, 2009, upon shareholder approval of the issuance of common stock related to the potential exercise of the warrant by the Treasury, the liability was reclassified to permanent equity in the amount of $211.2 million. The decline in the fair value of the warrant between January 1, 2009 and May 12, 2009 totaled $70.6 million, of which $95.8 million was added to other income in the first quarter (representing the first quarter reduction in the fair value of the warrant liability), and $25.2 million was charged to other income in the second quarter (representing the second quarter increase in the fair value of the warrant liability until the requirements were met to record it as equity).

In June 2009, the Financial Accounting Standards Board (FASB) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Codification simplifies the classification of accounting standards into one online database under a common referencing system, organized into eight areas, ranging from industry-specific to general financial statement matters. Use of the Codification is effective for interim and annual periods ending after September 15, 2009. The Company began to use the Codification on the effective date, and it had no impact on its Consolidated Financial Statements. However, throughout this Form 10-Q, all references to prior FASB, AICPA and EITF accounting pronouncements have been removed, and all non-SEC accounting guidance is referred to in terms of the applicable subject matter.

In June 2009, the FASB issued amended requirements relating to the Consolidation of Variable Interest Entities, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar rights, should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This new guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. These new requirements will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company will adopt these new requirements effective January 1, 2010. The Company is currently evaluating the effect of these requirements on its consolidated financial statements.

In June 2009, the FASB issued new requirements relating to the Accounting for Transfers of Financial Assets. This new guidance will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. These requirements will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company will adopt these new requirements effective January 1, 2010. The Company is currently evaluating the effect

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of these requirements on its consolidated financial statements.

NOTE 2 – LOANS

The following tables present loans (including loans and finance leases) for each segment based on obligor location.

Loans (dollars in millions)

	September 30, 2009			December 31, 2008
	Domestic	Foreign	Total	Domestic	Foreign	Total
Corporate Finance	$13,777.6	$3,108.7	$16,886.3	$17,201.3	$3,567.5	$20,768.8
Transportation Finance	1,917.1	440.6	2,357.7	2,146.1	501.5	2,647.6
Trade Finance	3,466.7	422.5	3,889.2	5,329.0	709.0	6,038.0
Vendor Finance	5,891.4	4,669.7	10,561.1	6,363.8	4,835.8	11,199.6
Consumer	11,552.2	34.4	11,586.6	12,438.7	33.9	12,472.6

Total	$36,605.0	$8,675.9	$45,280.9	$43,478.9	$9,647.7	$53,126.6

The following table contains information on loans evaluated for impairment and the related reserves for credit losses. Loans evaluated for impairment include receivables of $0.5 million or greater that are on non-accrual status. Excluded from impaired loans are: 1) certain individual commercial loans for which the collateral value supports the outstanding balance and the continuation of earning status, 2) small ticket leasing and other homogeneous pools of loans, which are subject to automatic charge-off procedures, and 3) short-term factoring customer loans, generally having terms up to 30 days. Non-accruing consumer balances excluded from the balances reported below totaled approximately $197 million and $194 million at September 30, 2009 and December 31, 2008, and non-accruing commercial loans less than $0.5 billion totaled approximately $190 million and $185 million at September 30, 2009 and December 31, 2008, respectively.

Loans Evaluated for Impairment and Related Reserves (dollars in millions)

	September 30, 2009	December 31, 2008
Finance receivables considered for impairment	$2,052.0	$1,035.1
Impaired finance receivables with specific allowance(1)	$335.4	$803.3
Allowance(1)	$134.9	$334.4
Impaired finance receivables with no specific allowance(2)	$1,716.6	$231.8
Year-to-date average investment in impaired finance receivables	$1,745.3	$698.4

(1)	Impaired loans are those loans whose estimated recoverable value is less than the current recorded value. The allowance is the difference between these two amounts.

(2)	In these cases, the expected proceeds from collateral liquidation and other cash flow sources are currently expected to be sufficient to recover the receivable balances.

The increase in impaired loans is primarily attributed to Corporate Finance. The decrease in impaired finance receivables with specific allowance corresponds to charge-offs recorded during the period. The balance of impaired finance receivables with no specific allowance at September 30, 2009, is mostly comprised of finance receivables for which the Company has recorded partial charge-offs. See Note 3 for additional information.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RESERVE FOR CREDIT LOSSES

The following table presents changes in the reserve for credit losses for continuing operations

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$1,538.4	$780.8	$1,096.2	$574.3

Provision for credit losses	701.8	210.3	1,825.7	609.2
Reserve changes relating to foreign currency translation, other(1)	(0.9)	(7.9)	(13.6)	(15.4)

Net additions to the reserve for credit losses	700.9	202.4	1,812.1	593.8

Charged-off - finance receivables	(898.7)	(147.6)	(1,601.7)	(361.5)
Recoveries of amounts previously charged-off	22.6	20.1	56.6	49.1

Net credit losses	(876.1)	(127.5)	(1,545.1)	(312.4)

Balance, end of period	$1,363.2	$855.7	$1,363.2	$855.7

Reserve for credit losses as a percentage of finance receivables			3.01%	1.57%
Reserve for credit losses (excluding specific reserves) as a percentage of finance receivables, excluding guaranteed student loans(2)			3.34%	1.32%

(1)	Amounts reflect reserve reductions for portfolio sales and reserves established for estimated losses inherent in portfolios acquired through purchases or business combinations, as well as foreign currency translation adjustments.

(2)	Loans guaranteed by the U.S. government are excluded from the calculation.

Finance receivables are reviewed periodically to determine the probability of loss. Prior to the third quarter of 2009 charge-offs were taken after considering such factors as the borrower’s financial condition and the value of the underlying collateral and guarantees and the status of collection activities. This quarter the Company accelerated certain charge-offs on loans where CIT had previously provided specific reserves. The acceleration of certain charge-offs on certain loans had no material impact on the provision for credit losses. These accelerated charge-offs were taken against the existing related specific reserves on impaired loans, pursuant to the Written Agreement that the Company entered into on August 12, 2009 with the Federal Reserve Bank, reflecting the view that losses on impaired loans should be recognized as charge-offs prior to final resolution. During the third quarter, approximately $500 million in accelerated charge-offs were taken, principally on Corporate Finance accounts that were specifically reserved as of June 30, 2009, or would have been specifically reserved during the third quarter under our prior practices. Accelerated charge-offs contributed to the decline in the total reserve for credit losses to $1,363.2 million at September 30, 2009 from $1,538.4 million at June 30, 2009.

NOTE 4 – DEBT

Outstanding debt balances follow:

Debt (dollars in millions)

	September 30, 2009	December 31, 2008
Secured credit facility	$2,861.7	$–
Secured borrowings	16,596.9	19,084.4
Unsecured bank lines	3,100.0	5,200.0
Senior unsecured notes - variable	6,516.4	12,754.4
Senior unsecured notes - fixed	23,571.4	24,613.0
Junior, subordinated notes, and junior subordinated equity units	2,098.9	2,098.9

Total debt	$54,745.3	$63,750.7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The senior unsecured notes included in the table above have been issued by both the parent company and subsidiaries.

Senior Unsecured Notes Summary (dollars in millions)

	September 30, 2009			December 31, 2008
	CIT Group Inc.	Subsidiaries	Total	Total
Variable - Rate	$6,385.8	$130.6	$6,516.4	$12,754.4
Fixed - Rate	20,464.2	3,107.2	23,571.4	24,613.0

Total senior unsecured notes	$26,850.0	$3,237.8	$30,087.8	$37,367.4

Included in the subsidiary unsecured debt is $2.2 billion of debt issued by Delaware Funding, a wholly owned finance subsidiary, and fully guaranteed by CIT Group Inc. At the time that the debt was issued, Delaware Funding was a Canadian legal entity. In December 2007, as part of an internal tax reorganization, CIT redomesticated the legal entity in Delaware. Delaware Funding is a finance company whose sole business is to issue debt, the proceeds of which were lent to an affiliate to fund its business. Delaware Funding’s assets consist of notes receivable from this affiliate.

Secured Credit Facility and Expansion Credit Facility

On July 20, 2009, CIT entered into the Credit Facility. The Credit Facility matures in January 2012 and bears interest at LIBOR plus 10%, with a 3% LIBOR floor, payable monthly. It provides for (1) a commitment fee of 5% of the total advances made under the Credit Facility, payable upon the funding of each advance, (2) an unused line fee with respect to undrawn commitments at the rate of 1% per annum and (3) a 2% exit fee on amounts prepaid or repaid and the unused portion of any commitment. The Credit Facility is secured by a perfected first priority lien on substantially all unencumbered assets of the Borrowers and Guarantors, which includes 65% of the voting and 100% of the non-voting stock of other first-tier foreign subsidiaries (other than direct subsidiaries of the Company, in each case owned by a Guarantor), 100% of the stock of CIT Aerospace International (except one nominee share) and between 49% and 65% of certain other material non-U.S., non-regulated subsidiaries.

On October 28, 2009, CIT expanded its borrowing under this facility through the Expansion Credit Facility for up to an additional $4.5 billion. Certain provisions of the Credit Facility were changed or omitted. The Expansion Credit Facility is subject to a fair value collateral coverage covenant (based on accounting valuation methodology) of 2.5x the outstanding loan balance tested quarterly and upon the financing, disposition or release of certain collateral, while the book value coverage covenant no longer applies. Additionally, the Expansion Credit Facility includes certain additional terms, including a cash sweep provision that will accelerate the repayment of the Credit Facility, Expansion Credit Facility, New Notes, and Junior Credit Facilities. The new Expansion Credit Facility term loan matures in January 2012, with an option to extend maturity until January 2013. Under the terms of the Expansion Credit Facility, the proceeds of the term loans are required to be used for specific purposes: (i) $500 million for general corporate purposes; (ii) $500 million to secure obligations under letter of credit facilities; (iii) $3.5 billion to refinance specific debt facilities and to pay the make whole and other payments due under the Goldman Sachs Securities based financing facility.

On October 30, 2009, CIT secured an incremental $1 billion committed line of credit. This new line of credit may be drawn by the Company on or prior to December 31, 2009, subject to definitive documentation and other customary conditions, and may be drawn as debtor-in-possession financing. The line of credit was established as a backup facility to ensure CIT’s liquidity during the execution of its restructuring plan.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Set forth below are borrowings and pledged assets primarily owned by consolidated special purpose entities. The creditors of these special purpose entities have received ownership and/or security interests in the assets. These special purpose entities are intended to be bankruptcy remote so that such assets are not available to the creditors of CIT (or any affiliates of CIT) that sold assets to the respective special purpose entities. The transactions do not meet the accounting guidance requirements for sales treatment and are, therefore, recorded as secured borrowings in the Company’s financial statements. Except as otherwise noted, the pledged assets listed below are not pledged to the lenders under the Credit Facility or Expansion Credit Facility.

Excluded from the table are the debt and pledged collateral relating to the $3 billion Credit Facility CIT executed in July 2009.

	September 30, 2009		December 31, 2008
	Secured Borrowing	Assets Pledged	Secured Borrowing	Assets Pledged
Consumer (student lending)	$6,582.0	$8,013.3	$9,326.2	$10,410.0
Consumer (student lending)(1)	596.8	700.6	–	–
Trade Finance (factoring receivable)(2)	1,012.4	2,215.6	1,043.7	4,642.9
Corporate Finance(1)	2,188.1	3,289.4	2,539.8	3,785.6
Corporate Finance(3)	–	–	603.8	694.1
Corporate Finance (small business lending)(1)	142.6	245.1	140.1	253.9
Corporate Finance (energy project finance)	271.2	270.3	244.9	244.9
Corporate Finance(4)	258.8	366.5	79.5	103.2
Vendor Finance (acquisition financing)	159.7	439.7	592.5	878.6
Vendor Finance(5)	714.7	948.2	2,107.1	2,946.7
Vendor Finance(6)	809.2	986.4	–	–
Vendor Finance(7)	638.8	659.8	–	–
Shared facility (Corporate
Finance/Vendor Finance)	617.7	671.1	218.3	314.0

Subtotal - Finance Receivables	13,992.0	18,806.0	16,895.9	24,273.9
Transportation Finance - Aero(1)	570.7	1,454.5	617.3	1,461.5
Transportation Finance - Rail	949.3	1,449.2	1,026.1	1,514.0
Transportation Finance - ECA(8)	1,084.9	1,309.6	545.1	648.2

Subtotal - Equipment under operating leases	2,604.9	4,213.3	2,188.5	3,623.7

Total	$16,596.9	$23,019.3	$19,084.4	$27,897.6

(1)	Reflects advances associated with the Goldman Sachs facility. See Note 5 for additional information regarding this facility, including its amendment on October 28, 2009.
(2)	Excludes credit balances of factoring clients. On October 30, 2009, the facility was terminated and paid off. Assets used to secure the facility were released and are now pledged to the lenders under the Credit Facility and Expansion Credit Facility.
(3)	Includes financing executed via total return swaps under which CIT retains control of and risk associated with the pledged assets.
(4)	Reflects advances associated with the Wells Fargo facility. On October 30, 2009 the Wells Fargo facility was terminated and paid off. In connection with the termination, CIT paid Wells Fargo $55 million as a make whole payment under the terms of the facility. Assets used to secure the facility were released and are now pledged to the lenders under the Credit Facility and Expansion Credit Facility.
(5)	Reflects the repurchase of assets previously securitized off-balance sheet and the associated secured debt.
(6)	Equipment lease securitization under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (TALF).
(7)	Reflects the repurchase of assets previously sold and the associated secured debt.
(8)	Secured aircraft financing facility for the purchase of specified Airbus aircraft under operating leases.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing economic risk and exposure to interest rate, foreign currency and, in limited instances, credit risk, CIT has historically entered into various derivative transactions in over-the-counter markets with other financial institutions. The contractual terms of the Company’s various derivative counterparty arrangements generally require CIT to maintain investment grade ratings. Following the Company’s loss of such ratings, the Company and its counterparties began terminating derivatives. With the announcement of management’s restructuring plan in the third quarter, further derivative terminations followed.

Effective July 20, 2009, the date the Company announced it would be commencing the restructuring of its liabilities, the Company’s cash flow and fair value hedges related to unsecured debt no longer met the criteria for hedge accounting prospectively. Accordingly, the changes in fair value of derivatives previously qualifying as cash flow hedges subsequent to that date were recorded in earnings. These derivatives are classified as non-qualifying hedges in trading assets or liabilities at quarter end. The change in fair value of those derivatives previously qualifying as fair value hedges continues to be recorded in earnings. These non-qualifying hedges are also classified as trading assets or liabilities at period end.

Subsequent to quarter end, as a result of the announced plan of reorganization, approximately $2.8 billion and $16.7 billion of qualified and non-qualified derivatives for hedge accounting, respectively, were either terminated or unwound. While some of these derivatives hedged foreign currency denominated debt which is expected to be redenominated to US dollars as part of the plan of reorganization, other terminations included positions that economically hedged our investments in foreign subsidiaries or were required to better match our mix of assets to our debt. The Company expects to reassess its hedge requirements while reestablishing counterparty relationships upon consummation of the plan of reorganization to facilitate placement of required hedges where economically appropriate.

The following table presents the fair values and notional values of derivative financial instruments that qualify for hedge accounting and those that did not qualify for hedge accounting during the quarter.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

	At September 30, 2009			At December 31, 2008

Qualifying Hedges, classified as either derivative counterparty assets or liabilities	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount

Cross currency swaps - fair value hedges	$–	$–	$–	$4,205.3
Cross currency swaps - net investment hedges	2,003.0	–	(178.4)	164.4
Interest rate swaps - cash flow hedges	171.2	–	(15.2)	4,975.1
Interest rate swaps - fair value hedges	–	–	–	9,778.1

Foreign currency forward exchange contracts - cash flow hedges	49.2	–	(5.7)	521.0

Foreign currency forward exchange contracts - net investment hedges	1,265.6	20.3	(33.7)	3,584.3

Total Qualifying Hedges	$3,489.0	$20.3	$(233.0)	$23,228.2

Non-Qualifying Hedges, classified as either trading assets or liabilities
Cross currency swaps	$3,327.9	$579.1	$(27.8)	$408.7
Interest rate swaps	18,158.6	414.4	(88.8)	15,665.0
Foreign currency forward exchange contracts	1,497.6	39.2	(22.3)	940.0
Credit default swaps	–	–	–	39.0
TRS	735.9	–	(285.0)	–

Total Non-qualifying hedges	$23,720.0	$1,032.7	$(423.9)	$17,052.7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the profit and loss impact of the following on the statement of operations for the quarter and nine month periods ended September 30, 2009: (1) ineffectiveness of derivative instruments designated as hedging instruments, (2) discontinuance of cash flow and fair value hedge accounting, (3) reclassification of accumulated other comprehensive loss to earnings for cash flow hedges as it is no longer probable that the forecasted transaction will occur and (4) derivative instruments not designated as hedging instruments:

(dollars in millions)

		Gain / (Loss)

Derivative instruments	Line-item of Gain / (Loss) Recognized in Statement of Income	Quarter	Nine Months

Derivatives Designated as Hedging Instruments		Ended September 30, 2009
Ineffectiveness of derivative instruments designated as hedging instruments

Cash flow hedges – interest rate swaps	Other income (expense)	$–	$3.9
Fair value hedges – cross currency swaps	Interest income (expense)	7.1	(6.2)

		$7.1	$(2.3)

Discontinuance of cash flow and fair value hedge accounting

Cash flow hedges – interest rate swaps	Other income (expense)	$(32.3)	$(32.3)
Fair value hedges – interest rate swaps	Interest income (expense)	63.9	63.9
Fair value hedges – cross currency swaps	Interest income (expense)	21.7	21.7

		$53.3	$53.3

Reclassification of accumulated other comprehensive loss to earnings for cash flow hedges

Cash flow hedges – interest rate swaps	Interest income (expense)	$(53.9)	$(53.9)

Total Derivatives Designated as Hedging Instruments		$6.5	$(2.9)

Derivatives Not Designated as Hedging Instruments

Cross currency swaps	Other income (expense)	$(1.1)	$(42.3)
Interest rate swaps	Other income (expense)	35.4	67.3
Foreign currency forward exchange contracts	Other income (expense)	3.5	5.0
Total return swap(A)	Other income (expense)	(285.0)	(285.0)
Warrant	Other income (expense)	–	70.6

Derivatives not qualifying as hedges		$(247.2)	$(184.4)

Total Derivatives-income statement impact		$(240.7)	$(181.5)

(A)	effect of change in valuation of derivative related to GSI facility

The borrowing facility with Goldman Sachs International (“GSI”) is structured as a total return swap (TRS) and as a result amounts available for advances under the TRS are accounted for as a derivative. The estimated fair value of the derivative (the unfunded commitment) is based on a hypothetical transfer value, considering current market conditions and CIT’s specific financial and business situation. On October 28, 2009 the Company and GSI agreed to reduce the notional amount of the TRS and effectively eliminate the portion of the arrangement that had been accounted for as a derivative at September 30, 2009. The estimated fair value of the derivative as of September 30, 2009 was $285 million, which approximated the make whole payment to GSI to amend the TRS. See Note 17 for more detail.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The total comprehensive loss before preferred dividends for the quarter ended September 30, 2009 was $1.0 billion, versus $0.4 billion in the prior year quarter. For the nine months ended September 30, 2009 and 2008, the balances were losses of $2.9 billion and $2.7 billion. The following table details the components of accumulated other comprehensive loss, net of tax.

Accumulated Other Comprehensive Loss (dollars in millions)

	September 30, 2009	December 31, 2008

Benefit plan net (loss) and prior service (cost), net of tax	$(88.1)	$(98.7)
Changes in fair values of derivatives qualifying as cash flow hedges	(9.8)	(136.9)
Foreign currency translation adjustments	31.6	31.3
Unrealized (loss) on equity and securitization investments	(2.2)	(1.3)

Total accumulated other comprehensive income	$(68.5)	$(205.6)

The change in the foreign currency translation adjustments as of September 30, 2009 reflects the strengthening of the U.S. dollar in relation to various foreign currencies, including the Euro and the Canadian Dollar, partially offset by corresponding hedging activity, on an after tax basis.

The change in the unrealized loss on equity and securitization investments primarily reflects the change in the fair value of these assets.

The change in fair values of derivatives qualifying as cash flow hedges relates to variations in market interest rates, as these derivatives hedge the interest rate variability associated with an equivalent amount of variable-rate debt, and due to the Company no longer being able to apply hedge accounting on most cash flow hedges and recording the change through income for those amounts in which it is now probable that the forecasted transaction will not occur. See Note 5 – Derivative Financial Instruments for additional information.

NOTE 7 – FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below. Such assets and liabilities are classified in their entirety based on the highest priority ranking of input that is significant to the fair value measurement. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and the determination of fair value requires significant judgment or estimation. Financial assets at estimated fair value classified within Level 3 totaled $165.3 million, or 0.2% of total assets as of September 30, 2009.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

September 30, 2009	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale	$20.4	$20.4	$–	$–
Retained interests in securitizations	165.3	–	–	165.3
Trading assets at fair value - derivatives	1,032.7	–	1,032.7	–
Derivative counterparty assets at fair value	20.3	–	20.3	–

Total Assets	$1,238.7	$20.4	$1,053.0	$165.3

Liabilities
Trading liabilities at fair value - derivatives	$423.9	$–	$131.1	$292.8
Derivative counterparty liabilities at fair value	233.0	–	233.0	–

Total Liabilities	$656.9	$–	$364.1	$292.8

December 31, 2008
Assets
Securities available for sale	$88.5	$88.5	$–	$–
Retained interests in securitizations	229.4	–	–	229.4
Trading assets at fair value - derivatives	139.4	–	121.8	17.6
Derivative counterparty assets at fair value	1,489.5	–	1,489.5	–

Total Assets	$1,946.8	$88.5	$1,611.3	$247.0

Liabilities
Trading liabilities at fair value - derivatives	$127.4	$–	$105.0	$22.4
Derivative counterparty liabilities at fair value	433.7	–	433.7	–

Total Liabilities	$561.1	$–	$538.7	$22.4

Securities available for sale

Securities available for sale includes available-for-sale marketable equity securities, whose fair value is determined using quoted market prices. Such items are classified in Level 1.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The majority of the Company’s derivatives including interest rate swaps and option contracts fall within Level 2 of the fair value hierarchy because the significant inputs to the models are readily observable in actively quoted markets. Selected foreign currency interest rate swaps, where inputs are not readily observable market parameters, fall within Level 3 of the fair value hierarchy. Receivables and payables are reported on a gross-by-counterparty basis. Also within Level 3 of the fair value hierarchy is the amount available for advances under the borrowing facility with GSI (liability of $285 million), which is structured and documented as a total return swap (TRS). The TRS is accounted for as a derivative financial instrument. The estimated fair value of the derivative (the unfunded commitment) is based on a hypothetical transfer value, considering current market conditions and CIT’s specific financial and business situation.

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities as of the quarter and nine months ended September 30, 2009 and 2008.

	Total	Retained Interests in securitizations	Derivatives
June 30, 2009	$153.9	$169.5	$(15.6)
Gains or losses realized/unrealized
Included in other income	(274.3)	2.9	(277.2)
Included in other comprehensive income	(0.8)	(0.8)	–
Other net	(6.3)	(6.3)	–

September 30, 2009	$(127.5)	$165.3	$(292.8)

December 31, 2008	$224.6	$229.4	$(4.8)
Gains or losses realized/unrealized
Included in other income	(314.6)	(10.0)	(304.6)
Included in other comprehensive income	14.1	(2.5)	16.6
Other net	(51.6)	(51.6)	–

September 30, 2009	$(127.5)	$165.3	$(292.8)

June 30, 2008	$1,191.1	$1,216.3	$(25.2)
Gains or losses realized/unrealized
Included in other income	39.6	13.2	26.4
Included in other comprehensive income	6.5	6.5	–
Other net	(23.6)	(23.6)	–

September 30, 2008	$1,213.6	$1,212.4	$1.2

December 31, 2007	$1,165.8	$1,170.0	$(4.2)
Gains or losses realized/unrealized
Included in other income	7.9	(7.3)	15.2
Included in other comprehensive income	(7.9)	1.9	(9.8)
Other net	47.8	47.8	–

September 30, 2008	$1,213.6	$1,212.4	$1.2

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loss on Level 3 derivatives in the table above, principally pertains to the total return swap with GSI. A portion of the loss relates to certain cross-currency swaps that economically hedge currency exposures, but do not qualify for hedge accounting; such losses were essentially offset by gains on corresponding currency transactional exposures.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets and liabilities are measured at estimated fair value on a non-recurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the financial instruments on the Consolidated Balance Sheet by caption and by level within the valuation hierarchy (as described above) as of September 30, 2009 and December 31, 2008 for which a non-recurring change in fair value has been recorded. The “Total Net Losses” reflect the amounts recorded during the applicable quarter on the respective “Total” asset category.

		Fair Value Measurements at Reporting Date Using:
September 30, 2009	Total	Level 1	Level 2	Level 3	Total Net Losses

Assets
Assets Held for Sale	$27.2	$–	$27.2	$–	$(10.5)
Investments	6.1	–	–	6.1	(1.9)
Impaired loans	931.0	–	–	931.0	(296.2)

Total	$964.3	$–	$27.2	$937.1	$(308.6)

		Fair Value Measurements at Reporting Date Using:
December 31, 2008	Total	Level 1	Level 2	Level 3	Total Net Losses

Assets
Assets Held for Sale	$–	$–	$–	$–	$–
Impaired loans	774.5	–	–	774.5	(289.8)

Total	$774.5	$–	$–	$774.5	$(289.8)

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

Operating lease equipment held for sale consists of aircraft as of September 30, 2009 and is classified within Level 2. Similar to loans held for sale, the estimated fair values of these assets is calculated using observable market information, including bids from prospective purchasers, pricing from similar market transactions where available, and appraisal data.

Loans and operating lease equipment designated for sale, securitization or syndication are classified as assets held for sale and are carried at lower of cost or fair value. The amount by which costs exceeds fair value is recorded as a valuation allowance. Subsequent changes in the valuation allowance are included in the determination of net income in the period in which the change occurs.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

The investments category includes nonpublic investments in private equity and debt issued by such companies. Determining the fair value of nonpublic securities involves a significant degree of management resources and judgment as no quoted prices exist and such securities are generally very thinly traded. The Company uses an established process for determining the fair value of such securities, using commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry specific non-earnings-based multiples and discounted cash flow models. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances, or other observable transactions. Private equity securities are generally classified in Level 3 of the fair-value hierarchy.

Impaired Loans

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Impaired loans are reported at estimated fair value on a non-recurring basis, both at initial recognition of impairment and on an on-going basis until recovery or charge-off of the loan amount. The determination of impairment involves management’s judgment in the use of market data and third party estimates regarding collateral values. Valuations in the level of impaired loans and corresponding impairment affect the level of the reserve for credit losses.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUES OF FINANCIAL INSTRUMENTS

Accounting standards on financial instruments reporting require an entity to provide disclosures about fair value of financial instruments in interim financial information. Estimated fair values, recorded carrying values and various assumptions used in valuing CIT’s financial instruments are set forth below. The estimated fair values presented in the table below will not correspond to fair value adjustments that will be recorded in conjunction with the application of fresh start accounting upon the Company’s emergence from bankruptcy, as fresh start adjustments will be based on market conditions at the emergence date and the financial instruments presented below exclude certain balance sheet assets (including leases and certain other assets) that will be subject to fair value adjustments.

Fair Value of Financial Instruments (dollars in millions)

	September 30, 2009 Asset/(Liability)		December 31, 2008 Asset/(Liability)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Finance receivables-loans(1)	$35,693.6	$31,228.4	$39,352.9	$31,036.0
Assets held for sale(2)	436.9	436.9	156.1	156.1
Retained interest in securitizations(2)	165.3	165.3	229.4	229.4
Other assets(3)	2,722.9	2,722.9	2,862.0	2,862.0
Bank credit facilities (including accrued interest
payable)	(3,100.9)	(2,106.2)	(5,200.0)	(4,627.5)
Deposits (including accrued interest payable)(4)	(5,235.6)	(5,346.7)	(2,651.9)	(2,774.2)
Variable-rate senior notes (including accrued
interest payable)(5)	(6,520.6)	(4,261.8)	(12,824.0)	(10,605.4)
Fixed-rate senior notes (including accrued
interest payable)(5)	(23,948.7)	(15,341.5)	(25,022.6)	(17,703.5)
Secured credit facility (including accrued
interest payable)	(2,904.0)	(2,983.8)	—	—
Non-recourse, secured borrowings (including
accrued interest payable)(6)	(16,615.3)	(14,866.2)	(19,119.0)	(15,811.4)
Junior, subordinated notes and convertible
debt (including accrued interest payable)	(2,163.2)	(576.5)	(2,098.9)	(1,263.5)
Other liabilities(7)	(2,034.6)	(2,034.6)	(1,895.4)	(1,895.4)
Derivative financial instruments(8)	396.1	396.1	1,067.8	1,067.8

(1)	The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the period for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 5.4% to 13.6% for September 30, 2009 and 13.3% to 23.4% for December 31, 2008 based on individual business units. For floating-rate loans we used average LIBOR spreads which ranged between 5.2% and 9.1% and between 11.6% and 16.7% to approximate carrying values as of September 30, 2009 and December 31, 2008, respectively. The net carrying value of lease finance receivables that are not subject to fair value disclosure totaled $8.3 billion at September 30, 2009 and $9.6 billion at December 31, 2008. Finance receivables are net of balances of factoring clients.

(2)	Assets held for sale are recorded at lower of cost or market on the balance sheet. Given current market conditions, lower of cost or market is equal to fair value. Fair values of retained interests in securitizations are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates.

(3)	Other assets subject to fair value disclosure include accrued interest receivable, certain investment securities, servicing assets and miscellaneous other assets. The carrying amount of accrued interest receivable approximates fair value. The carrying value of other assets that are not subject to fair value disclosure totaled $1.8 billion at September 30, 2009 and $1.7 billion at December 31, 2008.

(4)	The fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation range from 0.65% to 4.15% at September 30, 2009 and 1.55% to 4.65% at December 31, 2008.

(5)	The difference between the carrying value of fixed-rate senior notes and variable-rate senior notes and the corresponding balances reflected in the consolidated balance sheets is accrued interest payable. These amounts are excluded from the other liabilities balances in this table. Most fixed-rate notes were valued from quoted market estimates. In rare instances where market estimates were not available, values were computed using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt at the end of the year. Discount rates used in the present value calculation ranged 3.31% to 16.88% at December 31, 2008. The spread was substantially wider during the first nine months of 2009 due to the low interest rate environment and the widening of CIT credit spreads.

(6)	Non-recourse secured borrowing includes Trade Finance where the fair value is approximately par.

(7)	Other liabilities include accrued liabilities and deferred federal income taxes. Accrued liabilities and payables with no stated maturities have an estimated fair value that approximates carrying value. The carrying value of other liabilities that are not subject to fair value disclosure totaled $0.5 billion at June 30, 2009 and $0.1 billion at December 31, 2008.

(8)	CIT enters into derivative financial instruments for hedging purposes only. The estimated fair values are calculated internally using market data and represent the net amount receivable or payable to terminate the agreement, taking into account current market rates. See Note 5 — “Derivative Financial Instruments” for notional principal amounts and fair values associated with the instruments.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – REGULATORY CAPITAL

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

The Company and CIT Bank are each subject to various regulatory capital requirements administered by the FRB and the FDIC, respectively. Failure to meet minimum capital requirements can result in regulators taking certain mandatory, or in some circumstances discretionary actions (including being required to divest CIT Bank or CIT Bank becoming subject to FDIC conservatorship or receivership) that could have a direct material adverse effect on the Company.

Under applicable Agency capital adequacy guidelines and, with respect to CIT Bank, the regulatory framework for prompt corrective action (“PCA”), the Company and CIT Bank must meet specific capital guidelines that involve quantitative measures of each institution’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Each institution’s regulatory capital amounts and CIT Bank’s PCA classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Losses during 2009 have reduced the Company’s level of Total Capital to below the agreed-upon 13% level. The consummation of the Plan of Reorganization along with the implementation of the business restructuring strategy being developed by management and the Steering Committee is in part aimed at improving CIT’s capital levels.

On July 16, 2009, the FDIC and the Utah Department of Financial Institutions (the “UDFI”) each issued an order to cease and desist to CIT Bank in connection with the diminished liquidity of CIT. CIT Bank, without admitting or denying any allegations made by the FDIC and UDFI, consented and agreed to the issuances of the FDIC and the UDFI orders (together, the “Orders”). The Company does not believe that these cease and desist orders will have an immediate adverse impact on the Company based on the relatively small size of CIT Bank. In the long term, the Company will need to obtain flexibility in developing CIT Bank, including building a retail branch network in order to complete its transformation to a deposit funded institution.

Each of the Orders directs CIT Bank to take certain affirmative actions, including among other things, ensuring that it does not allow any “extension of credit” to CIT or any other affiliate of CIT Bank or engage in any “covered transaction,” declaring or paying any dividends or other reductions in capital and from increasing the amount of “Brokered Deposits” above the $5.527 billion held on July 16, without the prior written consent of the FDIC and the UDFI. Since the receipt of the Orders, the Company has been originating new corporate finance business outside of the bank operations. Further, on August 14, 2009, CIT Bank provided to the FDIC and the UDFI a contingency plan that ensures the continuous, satisfactory servicing of CIT Bank’s loans if CIT is unable to perform such services. Both Orders prohibit making payments that represent a reduction in capital.

On August 12, 2009, the Company entered into a Written Agreement (the “Written Agreement”) between the Company and the Federal Reserve Bank of New York (the “Reserve Bank”). The Written Agreement

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requires regular reporting to the Reserve Bank, the submission of plans related to corporate governance, credit risk management, capital, liquidity and funds management, the Company’s business and the review and revision, as appropriate, of the Company’s consolidated allowances for loan and lease losses methodology. Prior written approval by the Reserve Bank is required for payment of dividends and distributions, incurrence of debt, other than in the ordinary course of business, and the purchase or redemption of stock. The Company has obtained approval of the Reserve Bank in connection with the issuance of the New Notes contemplated in the Offering Memorandum and Disclosure Statement.

The Written Agreement requires notifying the Reserve Bank prior to the appointment of new directors or senior executive officers, and restrictions on indemnifications and severance payments. Regarding the pending changes to the board of directors as outlined in the Offering Memorandum and Disclosure Statement, the candidates recommended by the Steering Committee and 1% bondholders that are approved by the Nominating and Governance Committee of the Board of Directors will be reviewed with the Federal Reserve Bank of New York.

Pursuant to the Written Agreement, the board of directors of the Company appointed a special compliance committee to monitor and oversee the Company’s compliance with the Written Agreement. The Company submitted a capital plan and a liquidity plan, as well as a draft of the recapitalization plan, on August 27, 2009, and its credit risk management plan on October 8, 2009 as required by the Written Agreement. Further, the Company prepared and submitted its corporate governance plan and its business plan to the Federal Reserve Bank of New York on October 26, 2009. The Company is continuing to provide periodic reports to the Federal Reserve Bank of New York as required by the Written Agreement. The Written Agreement will not be affected by the consummation of the Plan of Reorganization.

Quantitative measures established by regulation to ensure capital adequacy require that the Company and CIT Bank each maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). In connection with becoming a bank holding company, the Company committed to a minimum level of total risk based capital of 13% of risk-weighted assets. In connection with CIT Bank’s conversion to a commercial bank, CIT Bank committed to maintaining for three years a Tier 1 leverage ratio of at least 15%. At September 30, 2009, the Company’s total risk based capital decreased to 11.6%, below the level that the Company committed to maintain (13%). The Company is currently developing a plan to maintain sufficient capital, which it will submit to the Federal Reserve.

Subsequent to the plan of reorganization, the Company’s capital structure will be significantly less leveraged than shown in the following table and the capital ratios are expected to exceed the Company’s committed regulatory standards.

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to the estimated amount reported as of September 30, 2009.

CIT Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Institution’s category.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Capital Ratios (dollars in millions)

				Ratio for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
		Actual
		Amount	Ratio
Total Capital (to risk weighted assets):
Consolidated(1)	September 30, 2009	$7,862.7	11.6%	13.0%	N/A
	December 31, 2008	$10,369.7	13.1%	13.0%	N/A
CIT Bank	September 30, 2009	$1,865.1	47.3%	8.0%	10.0%
	December 31, 2008	$563.7	23.5%	8.0%	10.0%
Tier 1 Capital (to risk weighted assets):
Consolidated	September 30, 2009	$5,107.7	7.6%	4.0%	N/A
	December 31, 2008	$7,498.8	9.4%	4.0%	N/A
CIT Bank	September 30, 2009	$1,820.3	46.2%	4.0%	6.0%
	December 31, 2008	$533.4	22.2%	4.0%	6.0%
Tier 1 Capital (to average assets)(Leverage Ratio):
Consolidated	September 30, 2009	$5,107.7	7.2%	4.0%	N/A
	December 31, 2008	$7,498.8	9.6%	4.0%	N/A
CIT Bank(1)	September 30, 2009	$1,820.3	17.6%	15.0%	5.0%
	December 31, 2008	$533.4	15.8%	15.0%	5.0%

(1)	The Company has committed to maintaining capital ratios above regulatory minimum levels as explained in the paragraphs preceding the table.

The following table presents the components of Tier 1 capital and Total capital for the Company and CIT Bank at September 30, 2009 and December 31, 2008.

Regulatory Capital Ratios (dollars in millions)

	CIT Group Inc.		CIT Bank
Tier 1 Capital	September 30, 2009	December 31, 2008(1)	September 30, 2009	December 31, 2008

Total stockholders’ equity	$5,085.8	$8,124.3	$1,820.6	$533.4
Effect of certain items in accumulated other
comprehensive loss excluded from Tier 1
Capital	97.9	138.5	(0.3)	–

Adjusted total equity	5,183.7	8,262.8	1,820.3	533.4
Qualifying noncontrolling interest	31.9	33.0	–	–
Less: Goodwill	–	(568.1)	–	–
Disallowed intangible assets	–	(130.5)	–	–
Investment in certain subsidiaries	(1.4)	(22.0)	–	–
Other Tier 1 components(2)	(106.5)	(76.4)	–	–

Tier 1 Capital	5,107.7	7,498.8	1,820.3	533.4
Tier 2 Capital
Long-term debt and other instruments
qualifying as Tier 2 Capital	1,899.0	1,899.0	–	–
Qualifying reserve for credit losses	857.4	993.8	44.6	30.3
Other Tier 2 components	(1.4)	(21.9)	0.2	–

Total qualifying capital	$7,862.7	$10,369.7	$1,865.1	$563.7

Risk-weighted assets	$67,596.9	$79,403.2	$3,941.3	$2,400.8

Tier 1 Capital Ratio	7.6%	9.4%	46.2%	22.2%
Total Capital Ratio	11.6%	13.1%	47.3%	23.5%

(1)	Reclassified to conform to current quarter’s presentation.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments, and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable equity securities (net of tax).

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EARNINGS (LOSS) PER COMMON SHARE

The following table displays the computation of basic and diluted (loss) earnings per common share:

Earnings Per Share (dollars in millions, except per share amount; shares in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Earnings / (Loss)
Net loss from continuing operations,
before preferred stock dividends	$(1,033.3)	$(301.1)	$(2,994.1)	$(493.9)
Income (loss) from discontinued
operation	–	4.4	–	(2,109.4)

Net loss before preferred stock dividends	(1,033.3)	(296.7)	(2,994.1)	(2,603.3)
Preferred stock dividends and
amortization of discount	(41.2)	(20.1)	(163.2)	(44.3)
(Income) loss attributable to
noncontrolling interests, after tax	–	(0.5)	0.2	(11.3)

Net loss attributable to common
stockholders - diluted	$(1,074.5)	$(317.3)	$(3,157.1)	$(2,658.9)

Weighted Average Common Shares
Outstanding
Basic and diluted shares outstanding(1)	392,195	285,509	390,614	247,191
Basic and diluted earnings per
common share data
Loss from continuing operations(2)	$(2.74)	$(1.13)	$(8.08)	$(2.22)
Income (loss) from discontinued
operation	–	0.02	–	(8.54)

Net loss per share attributable to common
shareholders	$(2.74)	$(1.11)	$(8.08)	$(10.76)

(1)	Weighted average options and restricted shares that were excluded from diluted shares outstanding totaled 24.1 million and 17.1 million for the quarters ended September 30, 2009 and 2008, and 23.9 million and 15.3 million for the nine months ended September 30, 2009 and 2008. Also excluded as the effect was anti-dilutive were the potential dilution of 88.7 million common shares issuable to the U.S. Department of the Treasury under a 10-year warrant at an exercise price of $3.94.

(2)	Amount is net of preferred stock dividends and non-controlling minority interests.

Impact of Plan of Reorganization

The above table does not give effect to the potential impact of the pre-packaged plan of reorganization, including cancellation of indebtedness income, cancellation of the existing common shares, and issuance of new common shares, as detailed in the Offering Memorandum dated October 1, 2009. Upon exiting, new common shares will be issued and the current common shares will be cancelled. See Notes 1 and 17 for further information.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The following table discloses various components of pension and postretirement expense.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Retirement Plans
Service cost	$4.7	$5.4	$14.2	$16.8
Interest cost	6.1	6.2	18.0	18.6
Expected return on plan assets	(4.6)	(5.0)	(14.0)	(15.3)
Amortization of net loss	3.7	0.5	11.1	1.2
Amortization of prior service cost	0.5	0.6	1.5	1.8
Loss due to settlements & curtailments	–	0.1	(0.4)	5.2
Termination benefits	–	0.1	0.4	0.8

Net periodic benefit cost	$10.4	$7.9	$30.8	$29.1

Postretirement Plans
Service cost	$0.2	$0.3	$0.8	$0.9
Interest cost	0.8	0.8	2.3	2.4
Amortization of net (gain) loss	–	–	(0.1)	(0.1)
Amortization of prior service cost	–	–	–	(0.1)
Loss due to settlements & curtailments	–	–	(0.1)	0.5
Remeasurement/plan establishment	–	–	–	0.9

Net periodic benefit cost	$1.0	$1.1	$2.9	$4.5

For the nine months ended September 30, 2009, CIT contributed $54.3 million to the retirement plans, including a contribution of approximately $45.8 million to the U.S. Retirement Plan, and currently expects to contribute an additional $2.4 million in the fourth quarter of 2009, for a total of $56.7 million. CIT contributed $3.9 million to the postretirement plans for the nine months ended September 30, 2009, and currently expects to contribute an additional $1.0 million in the fourth quarter of 2009, for a total of $4.9 million.

NOTE 11 – COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments related to continuing operations. Descriptions of these items follow the table.

Commitments (dollars in millions)

	September 30, 2009			December 31, 2008
	Due to Expire		Total Outstanding
	Within One Year	After One Year		Total Outstanding
Financing Commitments
Financing and leasing assets	$754.2	$3,030.3	$3,784.5	$5,526.0
Vendor receivables	549.7	456.9	1,006.6	–
Letters of credit and acceptances
Standby letters of credit	204.9	370.1	575.0	646.5
Other letters of credit	136.1	4.3	140.4	245.7
Guarantees, acceptances and other recourse obligations	1,115.7	–	1,115.7	748.4
Purchase and Funding Commitments
Aerospace and other manufacturer purchase commitments	491.6	4,490.9	4,982.5	5,559.9
Sale-leaseback payments	164.0	1,510.7	1,674.7	1,815.3
Other
Liabilities for unrecognized tax benefits	–	41.1	41.1	110.9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Commitments

Financing commitments, referred to as loan commitments, or lines of credit, are agreements to lend to customers, subject to the customers’ compliance with contractual obligations. Given that these commitments are not typically fully drawn, may expire unused or be reduced or cancelled at the customer’s request and require the customer to be in compliance with certain conditions, the total commitment amount does not necessarily reflect the actual future cash flow requirements.

Financing commitments declined from $4.5 billion at June 30, 2009, to $3.8 billion at September 30, 2009, excluding the impact of an approximate $1.0 billion increase in additional funding commitments associated with vendor receivables described below. The decline from year end reflected an increase in covenant restrictions combined with the expiration and utilization of financing commitments during the period. The Company experienced higher than usual utilization of financing commitments beginning the end of June that continued through mid-July. Specifically, over $700 million of draws on unfunded commitments occurred during the week of July 13, 2009 just prior to the Company obtaining the $3 billion secured credit facility. The greatest level of drawdowns were from asset-based loans for which CIT was the lead agent, which totaled approximately $500 million. The increase in customer draws against unfunded commitments also resulted in a reduction to credit balances due to factoring clients. At September 30, 2009, unfunded commitments related to lead agented asset-based loans totaled $760 million, down from $1,085 million at June 30, 2009. Subsequent to securing the $3 billion secured credit facility in July, the Company experienced a modest level of net repayments of lines. Since announcing the filing of its pre-packaged plan of reorganization on November 1, 2009, the Company has not experienced any unusual increase in usage of unfunded financing commitments.

During the second quarter, a Vendor Finance contract with a particular manufacturer was renegotiated and the receivables and associated commitments that were previously off-balance sheet were brought on-balance sheet. The manufacturer is obligated to provide CIT the funds necessary for CIT to disburse to the customer, therefore these arrangements do not present liquidity risk to the Company. Financing commitments shown above also exclude roughly $2.7 billion of commitments that were not available for draw due to requirements for asset / collateral availability or covenant conditions at September 30, 2009, relatively unchanged from June 30, 2009.

The Company does not include in the previous table unused cancelable lines of credit to customers in connection with select third-party vendor programs, which may be used solely to finance additional product purchases. These uncommitted lines of credit can be reduced or canceled by CIT at any time without notice. Management’s experience indicates that customers related to vendor programs typically do not seek to exercise their entire available line of credit at any point in time. These lines of credit include vendor finance programs for Dell customers. See Note 13 – Certain Relationships and Related Transactions for additional information regarding Dell.

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

Guarantees are issued primarily in conjunction with CIT’s factoring product in Trade Finance, whereby CIT provides the client with credit protection for its trade receivables without actually purchasing the receivables. The trade terms are generally sixty days or less. If the client’s customer is unable to pay according to the contractual terms, then CIT purchases the receivables from the client. Guarantee activity has been increasing during 2009 as the factoring volumes have been declining. At September 30, 2009, the outstanding guarantees for Trade Finance were $1.1 billion, up from $0.7 billion at December 31, 2008. As of September 30, 2009 and December 31, 2008, CIT had no outstanding liabilities relating to these credit-related commitments or guarantees, as amounts are generally billed and collected on a monthly basis.

Purchase and Funding Commitments

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. The commitments to purchase commercial aircraft are with both Airbus Industries and The Boeing Company. The aerospace equipment purchases are contracted for a specific model aircraft, using a baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may also change depending on the

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

final specifications of the aircraft, including engine thrust, aircraft weight and seating configuration. Equipment purchases are recorded at delivery date at the final purchase price paid, which includes purchase price discounts, price changes relating to specification changes and price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on the contracted purchase price less payments to date for pre-delivery payments and exclude buyer furnished equipment to be selected by the initial lessee. Pursuant to existing contractual commitments, 103 aircraft remain to be purchased (16 within the next twelve months). Lease commitments are in place for 13 of the 16 aircraft to be delivered over the next twelve months. The aircraft deliveries to CIT are scheduled periodically through 2018.

Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relate primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months.

CIT is party to sale-leaseback transactions involving railcars and two business aircraft, under which it is obligated to pay a remaining total of $1,674.7 million, with annual amounts ranging from $141 million to $164 million per year for 2010 through 2014, with remaining payments due through 2030. These lease payments are expected to be more than offset by rental income associated with re-leasing the assets, subject to actual utilization and rentals. In conjunction with sale-leaseback transactions, CIT has guaranteed all obligations of the related consolidated lessee entities.

CIT has guaranteed the public and private debt securities of a number of its wholly-owned consolidated subsidiaries, including those disclosed in Note 16 – Summarized Financial Information of Subsidiaries. In the normal course of business, various consolidated CIT subsidiaries have entered into other credit agreements and certain derivative transactions with financial institutions that are guaranteed by CIT. These transactions are generally used by CIT’s subsidiaries outside of the U.S. to allow the local subsidiary to borrow funds in local currencies.

NOTE 12 – CONTINGENCIES

Securities Class Action

In July and August 2008, putative class action lawsuits were filed in the United States District Court for the Southern District of New York (the “New York District Court”) against CIT, its Chief Executive Officer and its Chief Financial Officer. In August 2008, a putative class action lawsuit was filed in the New York District Court by a holder of CIT-PrZ equity units against CIT, its CEO, CFO, former Executive Vice President and Controller and members of its Board of Directors. In May 2009, the Court consolidated these three shareholder actions into a single action and appointed Pensioenfonds Horeca & Catering as Lead Plaintiff to represent the proposed class, which consists of all acquirers of CIT securities from December 12, 2006 through March 5, 2008, who allegedly were damaged, including acquirers of CIT-PrZ preferred stock pursuant to the October 17, 2007 offering of such preferred stock.

In July 2009, the Lead Plaintiff filed a consolidated amended complaint alleging violations of the Securities Exchange Act of 1934 (“1934 Act”) and the Securities Act of 1933 (“1933 Act”). Specifically, it is alleged that the Company, its CEO, CFO, former Executive Vice President and Controller, and a former Vice Chairman violated Section 10(b) of the 1934 Act by allegedly making false and misleading statements and omissions regarding CIT’s subprime home lending and student lending businesses. The allegations relating to the Company’s student lending businesses are based upon the assertion that the Company failed to account in its financial statements or, in the case of the preferred stockholders, its registration statement and prospectus, for private loans to students of a helicopter pilot training school, which it is alleged were highly unlikely to be repaid and should have been written off. The allegations relating to the Company’s home lending business are based on the assertion that the Company failed to fully disclose the risks in the Company’s portfolio of subprime mortgage loans. It also is alleged that its CEO, CFO, former Executive Vice President and Controller and a former Vice Chairman violated Section 20(a) of the 1934 Act as controlling persons of the Company. Lead Plaintiff also alleges that the Company, its CEO, CFO,

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and former Executive Vice President and Controller and those Directors of the Company who signed the registration statement in connection with the October 2007 CIT-PrZ preferred offering violated Sections 11 and/or 12 of the 1933 Act by making false and misleading statements concerning the Company’s student lending business as described above. It also is alleged that its CEO and CFO, as well as the Directors who signed the registration statement, violated Section 15 of the 1933 Act as controlling persons of the Company.

In September 2008, a shareholder derivative lawsuit was filed in the New York District Court on behalf of CIT against its CEO and members of its Board of Directors, alleging defendants breached their fiduciary duties to CIT and abused the trust placed in them by wasting, diverting and misappropriating CIT’s corporate assets. Also in September 2008, a similar purported shareholder derivative action was filed in New York County Supreme Court against CIT’s CEO, CFO, and members of its Board of Directors. On October 10, 2009, the derivative shareholder plaintiffs served their amended derivative complaint, generally alleging that certain CIT directors and officers breached their fiduciary duties to CIT and its shareholders and unjustly enriched themselves by taking compensation and causing CIT to engage in risky subprime and student lending businesses and failing to disclose this “high-risk” activity to shareholders. In addition to certain current and former CIT directors, the amended derivative complaint names as defendants, CIT’s CEO, CFO, former Executive Vice President and Controller and a former Vice Chairman.

In these shareholder and derivative lawsuits, plaintiffs seek, among other relief, unspecified damages and interest. CIT believes the allegations in these complaints are without merit and intends to vigorously defend against the allegations.

Pilot Training School Bankruptcy

In February 2008, a helicopter pilot training school (the “Pilot School”) filed for bankruptcy and ceased operating. Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT engaged in the student lending business, had originated private (non-government guaranteed) loans to approximately 2,600 students of the Pilot School, which totaled approximately $196.8 million in principal and accrued interest. SLX ceased originating new loans to students of this school in September 2007, but a majority of SLX’s student borrowers had not completed their training when the school ceased operations.

After the Pilot School filed for bankruptcy and ceased operations, SLX voluntarily placed those students who were attending school at the time of the closure “in grace” such that no payments under their loans have been required to be made and no interest on their loans have been accruing. Multiple lawsuits, including putative class action lawsuits and collective actions, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws. SLX participated in a mediation with several class counsels and the parties have reached an agreement pursuant to which a nationwide class of students who were in attendance at the Pilot School when it closed will be formed and their claims against SLX will be resolved. The settlement agreement was submitted to the United States District Court for the Middle District of Florida for approval on October 27, 2009. Upon preliminary approval of the settlement by the Court and after giving notice to the students, the students will have the right to opt out of the class settlement. Based on the assumption that no students will opt out of the class settlement and the Court will overrule any objections and finally approve the settlement, CIT expects to charge-off approximately $120 million in the fourth quarter, which was fully reserved at September 30, 2009. SLX also completed a settlement of a mass action commenced by students in Georgia, which is binding upon 37 SLX borrowers. The Attorneys General of several states also engaged in a review of the impact of the Pilot School’s closure on the student borrowers and any possible role of SLX. SLX cooperated in the review and has reached agreement with twelve state Attorneys General, pursuant to which, among other things, the Attorneys General support the class settlement SLX has filed with the court.

Noteholder Actions Concerning $3 Billion Facility

In September 2009, three noteholders filed a derivative action in the Delaware Chancery Court (the “Delaware Action”) against the directors of CIT Group Funding Company of Delaware, LLC (“CIT Funding”), alleging that the

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

directors breached their fiduciary duties to CIT Funding by allowing CIT Funding to guaranty and grant liens upon its assets in connection with the $3 billion financing facility entered into by the Company in July 2009 (the “Funding Facility”).

On the same date, a group of noteholders, including the plaintiffs in the Delaware Action, commenced an action in the United States District Court for the Southern District of New York against CIT Funding and many of the lenders involved in the Funding Facility. Plaintiffs brought the action on behalf of themselves and a purported class of all holders or owners of notes issued by CIT Funding. Plaintiffs assert the Funding Facility constituted a fraudulent transfer under New York law, and accordingly should be annulled. Plaintiffs also allege that additional claims against the defendants and others may exist in the event of a bankruptcy filing by CIT Group Inc. and/or any of its affiliates.

The parties have reached an agreement in principle pursuant to which these actions will be dismissed with prejudice following the effective date of the Company’s Amended Plan of Reorganization.

Vendor Finance Billing and Invoicing Investigation

In the second quarter of 2007, the office of the United States Attorney for the Central District of California requested that CIT produce the billing and invoicing histories for a portfolio of customer accounts that CIT purchased from a third-party vendor. The request was made in connection with an ongoing investigation being conducted by federal authorities into billing practices involving that portfolio. Certain state authorities, including California, have been conducting a parallel investigation. The investigations are being conducted under the Federal False Claims Act and its state law equivalents. CIT is cooperating with these investigations, and substantial progress has been made towards a resolution of the investigations. Based on the facts known to date, CIT believes its exposure will not be material.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Until December 31, 2007, CIT was a partner with Dell Inc. (“Dell”) in Dell Financial Services L.P. (“DFS”), a joint venture that offered financing to Dell’s customers. The joint venture provided Dell with financing and leasing capabilities that were complementary to its product offerings and provided CIT with a source of new financings. In December 2007, Dell exercised its right to buy CIT’s interest and the Company sold its 30% ownership interest in the DFS joint venture. CIT maintains the right to provide 25% (of sales volume) funding to DFS in 2009. CIT also retains the vendor finance programs for Dell’s customers in Canada and in more than 40 countries outside the United States that are not affected by Dell’s purchase of our DFS interest. CIT has certain recourse to DFS on defaulted contracts. Financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $1.7 billion at September 30, 2009 and $2.2 billion at December 31, 2008. Securitized assets included in owned and securitized assets were just under $0.1 billion at September 30, 2009 and $0.2 billion at December 31, 2008.

On July 16, 2009, Snap-on Incorporated (“Snap-on”) terminated a joint venture arrangement with CIT, which had been scheduled to terminate January 2010. The joint venture with Snap-on had a similar business purpose and model to the DFS arrangement described above, including limited credit recourse on defaulted receivables. CIT and Snap-on had 50% ownership interests, 50% board of directors’ representation, and shared income and losses equally. The Snap-on joint venture was accounted for under the equity method and was not consolidated in CIT’s consolidated financial statements. In connection with the termination, Snap-On has acquired CIT’s interest in the joint venture for a payment of approximately $8 million and will continue to service the portfolio owned by CIT. The termination of the joint venture is not expected to have a material impact on CIT’s origination volume, asset levels or net income prior to the first or second quarter of 2010. Financing and leasing assets on CIT’s balance sheet

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to the Snap-on program were approximately $0.8 billion at September 30, 2009 and $1.0 billion at December 31, 2008.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $348 million at September 30, 2009 and $385 million at December 31, 2008.

In the first quarter of 2007, the Company formed Care Investment Trust Inc. (Care), an externally managed real estate investment trust (RElT), formed principally to invest in healthcare-related commercial real estate. In conjunction with a June 2007 IPO, CIT contributed approximately $280 million of loans to Care in return for cash and a 36% equity investment in Care, which is currently carried at approximately $61 million. During the nine months ended September 30, 2009, CIT recorded impairment charges of approximately $14 million. A subsidiary of CIT provides services to Care pursuant to a management agreement. The investment in Care is accounted for under the equity method.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these entities were entered into in the ordinary course of business. Other assets included approximately $9.3 million at September 30, 2009 and $11.8 million at December 31, 2008 of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – BUSINESS SEGMENT INFORMATION

The following table presents our business segment financial information for continuing operations:

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Continuing Operations
Quarter ended September 30, 2009
Interest income	$229.0	$39.6	$33.1	$184.2	$485.9	$63.9	$549.8	$6.8	$556.6
Interest expense	(115.4)	(134.5)	(17.4)	(138.3)	(405.6)	(65.3)	(470.9)	(222.9)	(693.8)
Provision for credit losses	(473.4)	(2.2)	(11.4)	(152.6)	(639.6)	(52.1)	(691.7)	(10.1)	(701.8)
Rental income on operating leases	10.4	343.3	–	118.6	472.3	–	472.3	(0.6)	471.7
Other income, excluding rental income on operating leases	(31.4)	4.5	50.1	22.8	46.0	2.9	48.9	(215.7)	(166.8)
Depreciation on operating lease equipment	(6.6)	(170.0)	–	(106.2)	(282.8)	–	(282.8)	0.2	(282.6)
Other expenses, excluding depreciation on operating lease equipment	(92.8)	(38.2)	(33.1)	(87.7)	(251.8)	(15.8)	(267.6)	17.9	(249.7)
(Provision) benefit for income taxes and
noncontrolling interests, after tax	216.7	0.6	(7.2)	70.8	280.9	24.6	305.5	(272.4)	33.1

Net (loss) income from continuing operations, before preferred stock dividends	$(263.5)	$43.1	$14.1	$(88.4)	$(294.7)	$(41.8)	$(336.5)	$(696.8)	$(1,033.3)

Select Period End Balances
Loans including receivables pledged	$16,886.3	$2,357.7	$3,889.2	$10,561.1	$33,694.3	$11,586.6	$45,280.9	–	$45,280.9
Credit balances of factoring clients	–	–	(898.3)	–	(898.3)	–	(898.3)	–	(898.3)
Assets held for sale	365.0	25.0	–	–	390.0	46.9	436.9	–	436.9
Operating lease equipment, net	193.7	12,237.6	–	802.3	13,233.6	–	13,233.6	–	13,233.6
Securitized assets	591.0	–	–	389.1	980.1	–	980.1	–	980.1

Quarter ended September 30, 2008
Interest income	$351.1	$46.9	$51.8	$270.4	$720.2	$142.7	$862.9	$44.8	$907.7
Interest expense	(209.0)	(142.0)	(20.2)	(162.1)	(533.3)	(104.0)	(637.3)	(128.0)	(765.3)
Provision for credit losses	(77.2)	0.7	(22.3)	(54.1)	(152.9)	(65.8)	(218.7)	8.4	(210.3)
Rental income on operating leases	13.5	336.9	–	142.3	492.7	–	492.7	(0.5)	492.2
Other income, excluding rental income on operating leases	47.7	15.1	63.6	18.8	145.2	1.1	146.3	(3.6)	142.7
Depreciation on operating lease equipment	(8.1)	(148.1)		(128.5)	(284.7)		(284.7)	–	(284.7)
Other expenses, excluding depreciation on operating lease equipment	(98.5)	(31.8)	(34.2)	(99.2)	(263.7)	(16.9)	(280.6)	(54.0)	(334.6)
Goodwill and intangible impairment charges	–	–	–	(455.1)	(455.1)	–	(455.1)	–	(455.1)
(Provision) benefit for income taxes and
noncontrolling interests, after tax	(1.5)	(8.5)	(14.3)	110.3	86.0	19.1	105.1	100.7	205.8

Net (loss) income from continuing operations, before preferred stock dividends	$18.0	$69.2	$24.4	$(357.2)	$(245.6)	$(23.8)	$(269.4)	$(32.2)	$(301.6)

Select Period End Balances
Loans including receivables pledged	$21,294.3	$2,665.7	$6,972.9	$10,882.2	$41,815.1	$12,718.9	$54,534.0	$–	$54,534.0
Credit balances of factoring clients	–	–	(3,551.7)	–	(3,551.7)	–	(3,551.7)	–	(3,551.7)
Assets held for sale	254.9	254.3	8.0	16.8	534.0	73.0	607.0	–	607.0
Operating lease equipment, net	287.4	11,011.4	–	1,060.7	12,359.5	–	12,359.5	–	12,359.5
Securitized assets	954.5	–	–	2,440.6	3,395.1	–	3,395.1	–	3,395.1

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Continuing Operations
Nine months ended September 30, 2009
Interest income	$728.3	$124.1	$95.5	$639.0	$1,586.9	$199.8	$1,786.7	$24.0	$1,810.7
Interest expense	(391.8)	(410.3)	(46.6)	(423.2)	(1,271.9)	(223.3)	(1,495.2)	(489.3)	(1,984.5)
Provision for credit losses	(1,297.2)	(0.8)	(48.1)	(310.7)	(1,656.8)	(124.7)	(1,781.5)	(44.2)	(1,825.7)
Rental income on operating leases	33.4	1,017.6	–	371.0	1,422.0	–	1,422.0	(1.6)	1,420.4
Other income, excluding rental income on operating leases	(265.9)	27.8	160.2	64.3	(13.6)	(9.0)	(22.6)	(155.0)	(177.6)
Depreciation on operating lease equipment	(21.9)	(497.1)	–	(333.0)	(852.0)	–	(852.0)	0.8	(851.2)
Goodwill and intangible impairment charges	(316.8)	–	(363.8)	(11.8)	(692.4)	–	(692.4)	–	(692.4)
Other expenses, excluding depreciation on operating lease equipment	(293.7)	(113.5)	(102.2)	(259.2)	(768.6)	(52.8)	(821.4)	115.2	(706.2)
(Provision) benefit for income taxes and
noncontrolling interests, after tax	658.7	(9.4)	111.9	114.0	875.2	79.3	954.5	(941.9)	12.6

Net (loss) income from continuing operations,
before preferred stock dividends	$(1,166.9)	$138.4	$(193.1)	$(149.6)	$(1,371.2)	$(130.7)	$(1,501.9)	$(1,492.0)	$(2,993.9)

Nine months ended September 30, 2008
Interest income	$1,130.6	$149.0	$162.0	$809.1	$2,250.7	$448.8	$2,699.5	$114.6	$2,814.1
Interest expense	(676.4)	(432.4)	(63.3)	(477.8)	(1,649.9)	(343.9)	(1,993.8)	(350.7)	(2,344.5)
Provision for credit losses	(212.9)	1.2	(68.4)	(104.9)	(385.0)	(248.5)	(633.5)	24.3	(609.2)
Rental income on operating leases	43.2	1,015.5	–	434.0	1,492.7	–	1,492.7	(1.5)	1,491.2
Other income, excluding rental income on operating leases	57.9	89.2	183.6	46.6	377.3	(6.4)	370.9	1.7	372.6
Depreciation on operating lease equipment	(25.5)	(439.8)	–	(394.4)	(859.7)	–	(859.7)	0.3	(859.4)
Goodwill and intangible impairment charges	–	–	–	(455.1)	(455.1)	–	(455.1)	–	(455.1)
Other expenses, excluding depreciation on operating lease equipment	(309.4)	(106.6)	(106.7)	(301.0)	(823.7)	(53.7)	(877.4)	(307.7)	(1,185.1)
(Provision) benefit for income taxes and
noncontrolling interests, after tax	6.2	(30.8)	(38.2)	103.8	41.0	85.0	126.0	144.2	270.2

Net (loss) income from continuing operations, before preferred stock dividends	$13.7	$245.3	$69.0	$(339.7)	$(11.7)	$(118.7)	$(130.4)	$(374.8)	$(505.2)

NOTE 15 – SEVERANCE AND FACILITIES EXITING RESERVES

The following table summarizes activities during 2009:

Severance and Facilities Exit Reserves (dollars in millions)

	Severance		Facilities		Total Reserves
	Number of Employees	Reserve	Number of Facilities	Reserve
Balance at December 31, 2008	175	$42.9	12	$7.7	$50.6
Additions and adjustments	264	30.7	3	9.9	40.6
Utilization	(353)	(46.4)	(4)	(7.8)	(54.2)

Balance at September 30, 2009	86	27.2	11	9.8	37.0

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 16 – SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

The following presents condensed consolidating financial information for CIT Holdings LLC. CIT has guaranteed on a full and unconditional and a joint and several basis the existing debt securities that were registered under the Securities Act of 1933 and certain other indebtedness of this subsidiary. All of the guaranteed debt has now been repaid in full and in October 2009, and as part of an internal restructuring CIT Holdings LLC was merged into its parent company C.I.T. Leasing Corporation. CIT has not presented related financial statements or other information for this subsidiary on a stand-alone basis. Also presented are condensed financial statements for Delaware Funding, a wholly owned finance subsidiary whose sole business was to issue debt with the proceeds lent to an affiliate to fund its business, for which CIT has fully and unconditionally guaranteed the debt securities. At the time that the debt was issued, Delaware Funding was a Canadian legal entity. In December, 2007, as part of an internal tax reorganization, CIT redomesticated the legal entity in Delaware. Delaware Funding assets consist of notes receivable from this affiliate, which notes are currently pledged to another affiliate to secure a forward purchase obligation of such affiliates stock. During the second quarter of 2009, $5.7 billion of government guaranteed student loans were transferred from “Other Subsidiaries” to CIT Bank, which assumed $3.5 billion of debt and paid $1.6 billion of cash to “CIT Group Inc”. No subsidiaries within “Other Subsidiaries” in the following tables have unconditionally guaranteed debt securities for any other CIT subsidiary.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

CONSOLIDATING BALANCE SHEETS	CIT Group Inc.	CIT Holdings LLC	CIT Bank	Delaware Funding Co.	Other Subsidiaries	Eliminations	Total
September 30, 2009

ASSETS
Net loans	$–	$2,923.3	$7,429.5	$–	$33,564.9	$–	$43,917.7
Operating lease equipment, net	–	246.9	–	–	12,986.7	–	13,233.6
Assets held for sale	–	318.6	46.9	–	71.4	–	436.9
Cash and deposits with banks	388.8	177.0	1,320.7	1.4	3,922.8	–	5,810.7
Other assets	54,186.1	1,005.9	568.8	12.6	2,323.6	(52,307.3)	5,789.7

Total Assets	$54,574.9	$4,671.7	$9,365.9	$14.0	$52,869.4	$(52,307.3)	$69,188.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt, including deposits	$32,526.0	$661.8	$7,416.5	$2,196.9	$17,177.8	$–	$59,979.0
Credit balances of factoring clients	–	–	–	–	898.3	–	898.3
Other liabilities	16,963.1	2,933.0	128.8	(2,391.2)	(14,443.3)	–	3,190.4

Total Liabilities	49,489.1	3,594.8	7,545.3	(194.3)	3,632.8	–	64,067.7

Total Stockholders’ Equity	5,085.8	1,076.9	1,820.6	208.3	49,201.5	(52,307.3)	5,085.8
Noncontrolling Minority Interests	–	–	–	–	35.1	–	35.1

Total Equity	5,085.8	1,076.9	1,820.6	208.3	49,236.6	(52,307.3)	5,120.9

Total Liabilities and
Stockholders’ Equity	$54,574.9	$4,671.7	$9,365.9	$14.0	$52,869.4	$(52,307.3)	$69,188.6

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME (dollars in millions)

CONSOLIDATING STATEMENTS OF INCOME	CIT Group Inc.	CIT Holdings LLC	CIT Bank	Delaware Funding	Other Subsidiaries	Eliminations	Total
Nine Months Ended Ended September 30, 2009
Interest income	$6.9	$103.9	$211.7	$71.4	$1,416.8	$–	$1,810.7
Interest expense	(421.2)	160.6	(145.7)	(62.2)	(1,516.0)	–	(1,984.5)

Net interest revenue	(414.3)	264.5	66.0	9.2	(99.2)	–	(173.8)
Provision for credit losses	–	(64.0)	(45.3)	–	(1,716.4)	–	(1,825.7)

Net interest revenue, after credit provision	(414.3)	200.5	20.7	9.2	(1,815.6)	–	(1,999.5)
Equity in net income of subsidiaries	(2,916.9)	–	–	–	–	2,916.9	–
Other Income
Rental income on operating leases	–	65.9	–	–	1,354.5	–	1,420.4
Other	62.3	(118.9)	58.3	(8.0)	(171.3)	–	(177.6)

Total other income	62.3	(53.0)	58.3	(8.0)	1,183.2	–	1,242.8

Total net revenue, net of interest expense and credit
provision	(3,268.9)	147.5	79.0	1.2	(632.4)	2,916.9	(756.7)

Other expenses
Depreciation on operating lease equipment	–	(54.0)	–	–	(797.2)	–	(851.2)
Goodwill and intangible assets impairment charges	–	–	–	–	(692.4)	–	(692.4)
Other	41.1	(43.9)	(51.9)	–	(651.5)	–	(706.2)

Total other expenses	41.1	(97.9)	(51.9)	–	(2,141.1)	–	(2,249.8)

(Loss) Income from continuing operations before
income taxes	(3,227.8)	49.6	27.1	1.2	(2,773.5)	2,916.9	(3,006.5)
Benefit (provision) for income taxes	233.7	(18.8)	(10.1)	–	(192.4)	–	12.4

Net (loss) income from continuing operations, before
preferred stock dividends	(2,994.1)	30.8	17.0	1.2	(2,965.9)	2,916.9	(2,994.1)
Preferred stock dividends	(163.2)	–	–	–	–	–	(163.2)

Net (Loss) before attribution of noncontrolling interests	(3,157.3)	30.8	17.0	1.2	(2,965.9)	2,916.9	(3,157.3)
(Loss) attributable to noncontrolling interests, after tax	–	–	–	–	0.2	–	0.2

Net (loss) income (attributable) available to common
stockholders	$(3,157.3)	$30.8	$17.0	$1.2	$(2,965.7)	$2,916.9	$(3,157.1)

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (dollars in millions)

	CIT Group Inc.	CIT Holdings LLC	CIT Bank	Delaware Funding	Other Subsidiaries	Eliminations	Total

Nine Months Ended September 30, 2009
Cash Flows From Operations:
Net cash flows provided
by (used for) operations	$(333.3)	$5,538.2	$283.0	$8.0	$(4,104.0)	$–	$1,391.9

Cash Flows From Investing Activities:
Net (increase) decrease in financing and
leasing assets	0.3	(178.2)	(5,553.7)	–	9,701.7	–	3,970.1
Decrease in inter-company loans
and investments	5,115.7	–	–		–	(5,115.7)	–

Net cash flows (used for) provided by
investing activities	5,116.0	(178.2)	(5,553.7)	–	9,701.7	(5,115.7)	3,970.1

Cash Flows From Financing Activities:
Net increase (decrease) in debt	(8,654.5)	441.7	4,504.1	(3.1)	(2,915.6)	–	(6,627.4)
Inter-company financing	–	(5,807.9)	1,270.0	(17.3)	(560.5)	5,115.7	–
Cash dividends paid	(91.3)	–	–	–	–	–	(91.3)

Net cash flows provided by (used for)
financing activities	(8,745.8)	(5,366.2)	5,774.1	(20.4)	(3,476.1)	5,115.7	(6,718.7)

Net (decrease) increase in cash and
cash equivalents	(3,963.1)	(6.2)	503.4	(12.4)	2,121.6	–	(1,356.7)
Cash and cash equivalents, beginning of period	4,351.9	183.2	817.3	13.8	897.1	–	6,263.3

Cash and cash equivalents, end of period	$388.8	$177.0	$1,320.7	$1.4	$3,018.7	$–	$4,906.6

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SUBSEQUENT EVENTS

In accordance with current accounting literature, this subsequent events note is updated through November 16, 2009.

Results of Offerings and Plan of Reorganization

On October 1, 2009, CIT filed an Offering Memorandum and Disclosure Statement and Solicitation of Acceptances of a Prepackaged Plan of Reorganization (as amended on October 16, 2009 and supplemented on October 23, 2009), which commenced a series of offers to exchange certain outstanding series of notes and concurrently began a solicitation for votes for a voluntary prepackaged plan of reorganization.

On November 1, 2009, CIT Group Inc., and CIT Group Funding Company of Delaware LLC (“Delaware Funding” and together with the Company, the “Debtors”) filed voluntary petitions for relief under the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Debtors will continue to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court.

On November 3, 2009, CIT Group Inc. and Delaware Funding received the relief they sought from the Court with respect to its “first day” motions, allowing the Company to continue to operate in the ordinary course. In addition, a hearing to consider the confirmation of reorangization was scheduled for December 8, 2009. See Note 1 for further information.

Expansion Credit Facility

On October 28, 2009, the Company and certain of its subsidiaries amended and restated their existing $3 billion Credit Facility to expand the commitments thereunder through an additional $4.5 billion Expansion Credit Facility. The Expansion Credit Facility is secured by substantially the same assets as the Credit Facility, plus any additional collateral that becomes available as a result of the Company’s repayment of certain refinanced indebtedness. The full $4.5 billion of term loans were borrowed on October 28, 2009. See Note 1 for further information.

Committed Line of Credit

On October 30, 2009, the Company secured an incremental $1 billion committed line of credit to provide supplemental liquidity for CIT as it pursues its restructuring plan. This new line of credit may be drawn by the Company on or prior to December 31, 2009, subject to definitive documentation and other customary conditions, and may be drawn as debtor-in-possession financing. The line of credit was established as a backup facility to ensure CIT’s liquidity during the execution of its restructuring plan.

Goldman Sachs Facility

CIT Financial Ltd. (“CFL”), a wholly owned subsidiary of CIT Group Inc., on October 28, 2009, amended its $3 billion securities-based financing facility (the “GSI Facility”) with Goldman Sachs International (“GSI”). Pursuant to the amendment, the commitment amount of the GSI Facility has been reduced to $2.125 billion, effectively eliminating the currently unused portion of the facility, and CFL has agreed to post additional collateral to secure amounts due to GSI under the GSI Facility. In connection with the reduction of the commitment amount of the GSI Facility, on October 29, 2009 CFL made a payment of approximately $285 million representing the proportional termination fee payment to GSI as required for any such reduction under the original terms of the GSI Facility. CFL has initially posted additional collateral in the amount of $250 million, which amount will fluctuate over time pursuant to the terms of the

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amendment. In consideration of these amendments to the GSI Facility, and subject to certain additional terms, GSI has agreed to forbear from exercising its right to terminate the GSI Facility to the extent that such right arises from a bankruptcy of CIT, which guarantees the obligations of CFL under the GSI Facility. The forbearance agreement is subject to specified limitations as to the nature and duration of the bankruptcy proceedings affecting CIT and continued compliance by CFL with the other terms of the GSI Facility, and during any bankruptcy proceedings additional financing may not be obtained under the GSI Facility. No amendment fee was paid to GSI under the terms of the amendment. All other material terms of the GSI Facility remain unchanged, including the facility fee in the amount of 285 basis points.

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

In the following discussion we use financial terms that are relevant to our business. You can find a glossary of key terms used in our business in “Item 1. Business” in our Form 10-K for the year ended December 31, 2008, as updated on Form 8-K dated October 1, 2009.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain certain non-GAAP financial measures. See “Non-GAAP Financial Measurements” for reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures.

FUNDING AND LIQUIDITY UPDATES

Background, Restructuring Strategy and Prepackaged Plan of Reorganization

The global financial market crisis and negative economic conditions have materially and adversely affected CIT’s liquidity position and operating results. The Company has reported net losses since the second quarter of 2007 due primarily to deteriorating economic conditions, and credit quality issues within CIT’s portfolio, that caused management to record provisions for credit losses, impairment charges, restructuring charges, greater interest charges on debt, and losses associated with asset sales at depressed prices. In addition to these adverse effects on operations, the Company’s liquidity and funding strategy have been materially adversely affected by the on-going stress in the financial markets, and downgrades in the Company’s credit ratings. As a result, at the end of December 2008, the Company applied for and became a bank holding company.

On July 15, 2009, the Company was advised that there was no appreciable likelihood of additional government support being provided in the near term, through either participation in the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (“TLGP”) or further approvals of asset transfers under its pending Section 23A exemption request. Following the announcement of these developments, the Company experienced higher draws on financing commitments which accelerated the degradation of its liquidity position.

Accordingly, the Company and its Board of Directors, in consultation with its advisors, developed and continue to enhance and execute an overall business restructuring strategy, which has the following objectives:

Financial Strength

  Targeting a capital structure with significantly less leverage and establishing capital ratios well in excess of regulatory standards and in line with the most financially sound of CIT’s peers;

  Achieving sufficient liquidity and restructuring the Company’s debt maturity schedule to reduce reliance on the capital markets; and

  Positioning the Company for a return to profitability and investment grade ratings.

Business Model

  Optimizing CIT’s portfolio of businesses and organizational structure, which will include identifying businesses or portfolios to be liquidated or sold over time;

  Identifying the core businesses that, subject to regulatory approvals, would operate in CIT Bank, including certain core small and middle market financing businesses; and

  Aligning the funding model to reflect the changes in the Company’s business model and diversifying CIT Bank’s funding to include commercial deposits, retail deposits, asset-backed financings and a reduced proportion of brokered deposits.

By successfully implementing its business restructuring strategy, the Company expects to transition to a smaller company focused on serving small - and mid-sized commercial businesses. The Company’s goals are:

  to create a sustainable and profitable business model by reducing balance sheet exposure through completion of targeted asset sales and net portfolio run-off;

  to reduce its leverage and carry a manageable interest burden going forward;

  to position itself to execute a transition to a bank-centric business model by seeking to obtain regulatory support for its business restructuring strategy and emerging from the restructuring with its bank holding company as a source of strength for the Company, including CIT Bank; and

  to return to the capital markets by achieving investment grade ratings.

Ultimately, the Company established and embarked upon a 3-phase restructuring plan as summarized below and detailed in the subsequent sections.

  Phase 1, address the liquidity challenges that the Company faced in July 2009 and resulted in the $3 billion secured credit facility (the “Credit Facility”) and subsequent $4.5 billion expansion facility (the “Expansion Facility”) in October from certain debt holders. This phase is complete.

  Phase 2, recapitalize the balance sheet to enhance capital and improve liquidity through either out-of-court debt exchange offers or an in court filing backed by a prepackaged plan of reorganization. The Company is executing its recapitalization pursuant to its pre-packaged plan of reorganization.

  Phase 3, execute a business restructuring plan to maximize the value of our existing assets for investors and optimize our business model for continued value creation.

Management believes that the benefits of the restructuring plan are as follows:

  Significant liquidity extension;

  Robust capital generation;

  Clear roadmap to profitability;

  Enhanced governance.

Management believes a successful implementation of its business restructuring strategy, including swift emergence from bankruptcy, will be viewed favorably by the Company’s regulators and will position it to transfer certain business platforms into CIT Bank.

Phase 1 – Address Liquidity Challenges

On July 20, 2009, CIT entered into the $3 billion Credit Facility with Barclays Bank PLC and other lenders largely comprised of the Company’s existing bondholders. Additionally, on July 20, 2009, the Company commenced a cash tender offer for its outstanding floating rate senior notes due August 17, 2009 (the “August 17 Notes”). The offer for the August 17 Notes was amended on August 3, 2009, and consummated on August 17, 2009.

As of August 4, 2009, the Company had drawn the entire $3 billion in financing under the Credit Facility. The Company and certain of its subsidiaries are borrowers under the Credit Facility (collectively the “Borrowers”). The Company and all current and future domestic wholly-owned subsidiaries of the Company, with the exception of CIT Bank and other regulated subsidiaries, special-purpose entities, and immaterial subsidiaries, are guarantors of the Credit Facility (the “Guarantors”).

The Credit Facility provided for the Company to continue to underwrite and conduct business activities in the ordinary course, but also contained affirmative and negative covenants, including, among other things and subject to certain exceptions, limitations on the ability of Borrowers and subsidiaries to incur additional indebtedness, grant liens, make material non-ordinary course asset sales, make certain restricted payments (including paying any dividends without the consent of a majority of the members of a steering committee comprised of certain leading bondholders (the “Steering Committee”)), make investments, engage in certain fundamental changes, engage in sale and leaseback transactions, engage in transactions with affiliates, and prepay certain indebtedness.

The Credit Facility required the Company to adopt and comply with a restructuring plan acceptable to a majority in number of the Steering Committee by October 1, 2009. This requirement was subject to the fiduciary duty of the Company’s board of directors to act in the best interests of the Company and its stakeholders. The approved restructuring plan, developed in consultation with the Steering Committee and commenced by the Company on October 1, 2009, involved offers to exchange select existing outstanding notes of the Company in exchange for a series of newly issued secured notes and newly issued preferred stock, along with solicitation of acceptances of a prepackaged plan of reorganization (the “Offers”). Acceptance of the exchange offers was subject to certain liquidity and leverage conditions being met.

On October 28, 2009, the Company and certain of its subsidiaries amended and restated the $3 billion Credit Facility to expand the commitments thereunder by an incremental $4.5 billion through the Expansion Credit Facility. The Expansion Credit Facility is secured by substantially the same assets as the Credit Facility, plus any additional collateral which becomes available as a result of the Company’s repayment of certain refinanced indebtedness.

The Expansion Credit Facility provided additional commitments for multiple-draw senior secured term loans in an aggregate principal amount not to exceed $4.5 billion. The full $4.5 billion of term loans were borrowed on October 28, 2009 and were used, or are expected to be used, (i) for general corporate purposes in an aggregate principal amount of up to $500 million; (ii) to cash collateralize obligations in respect of letters of credit having a face amount of up to $500 million issued under existing and new facilities for the benefit of the Company and its subsidiaries; (iii) to refinance an existing on-balance sheet trade receivables conduit facility and to fund the trade finance business; (iv) to refinance an existing commercial loan secured credit facility; (v) to refinance indebtedness and obligations under aircraft financings or railcar leases; and (vi) to pay a make-whole and other payments pursuant to an amendment of a total return swap with Goldman Sachs. At or shortly after closing, the Company used approximately $1.8 billion of the proceeds for the designated purposes.

The Expansion Credit Facility is subject to certain provisions restrictions, including the elimination of the Company and its subsidiaries’ ability to invest in certain subsidiaries, and permits the addition of certain borrowers and the refinancing of certain existing indebtedness of the Company and its subsidiaries upon the release or repurchase of collateral securing such refinanced debt, which may include, but shall not be limited to (i) trade receivables, proceeds, collections and documents related thereto, and related equipment and accounts; (ii) asset-based securities that are backed predominantly by aircraft leases, railcar leases, other equipment loans or leases, student loans, commercial loans (including but not limited to collateralized loan obligations), vendor finance obligations and trade finance obligations; (iii) commercial loan assets and related documents; (iv) aircraft and related rights and documents, including lease rights; and (v) railcars and underlying subleases subject to head leases.

The new Expansion Credit Facility term loan matures in January 2012, with an option to extend maturity until January 2013, and bears interest at LIBOR plus 7.5%, with a 2% LIBOR floor, payable monthly. The Expansion Credit Facility provides for (i) commitment fees of 2.5% of the commitment amount, payable upon signing, and 2.5% of the drawn amount, payable upon the funding date, and (ii) a 2% call premium during the first year of the facility.

The Expansion Credit Facility is subject to a fair value coverage covenant (based on accounting valuation methodology) of 2.5x the outstanding loan balance tested quarterly and upon the financing, disposition or release of certain collateral. At October 28, 2009, the fair value coverage was greater than 3x. Additionally, the Expansion Credit Facility amends certain covenants and related defined terms, and includes a cash sweep provision, which effectively accelerates the repayment of the Credit Facility, the Expansion Credit Facility, the New Notes, and the Junior Credit Facilities and makes non-bank assets liquidating portfolios. See ‘Secured Borrowing and On-balance Sheet Securitization Transactions’ section for sweep account detail.

On October 30, 2009, CIT secured an incremental $1 billion committed line of credit. This new line of credit may be drawn by the Company on or prior to December 31, 2009, subject to definitive documentation and other customary conditions, and may be drawn as debtor-in-possession financing. The line of credit was established as a backup facility to ensure CIT’s liquidity during the execution of its restructuring plan.

Phase 2 – Recapitalize the Balance Sheet

On October 1, 2009, the Company commenced its recapitalization plan with the primary objectives of enhancing capital levels, improving liquidity and accelerating the Company’s return to profitability. Under the plan, which was approved by the Company’s Board of Directors and by the Steering Committee of CIT’s bondholders, CIT Group Inc. (“CIT”)and CIT Group Funding Company of Delaware LLC (“Delaware Funding”) launched exchange offers for certain unsecured notes and a concurrent debt holder solicitation to approve a prepackaged plan of reorganization. Consummation of the exchange offers was conditioned upon satisfying certain conditions and approval of the prepackaged plan of reorganization required votes in favor from at least two-thirds of principal amount voted, and over half of the number of voters returning ballots, in each class.

The largest of the offers expired on October 29, 2009 and the remaining expired on November 5 and November 13. The results were overwhelmingly in support of the prepackaged plan of reorganization, and the conditions were not satisfied for the exchange offers. All classes voted to accept the prepackaged plan with all votes substantially exceeding the required thresholds for a successful solicitation. Over 80% of the Company’s eligible debt participated in the solicitation, and over 90% of participating debt supported the prepackaged plan of reorganization. Similarly, approximately 90% of the number of debtholders voting, both large and small, cast affirmative votes for the prepackaged plan.

Accordingly, on November 1, 2009, CIT’s Board of Directors proceeded with a voluntary prepackaged bankruptcy filing in order to restructure its debt and streamline its capital structure. CIT and Delaware Funding filed voluntary prepackaged bankruptcy petitions. The Company’s operating subsidiaries are not part of the filing and continue to conduct business on an uninterrupted basis. Pursuit of this plan was reviewed with the Company’s primary regulators.

The tables below summarize the proposed treatment of various existing securities under the plan of reorganization:

Summary of consideration paid to existing security holders under the plan of reorganization.

	New 2nd Lien Debt paid per $1,000	Aggregate % of New Common Equity(1)
Long-term Debt
Secured Borrowings and Secured Credit Facilities	Not Impacted	N/A
Unsecured Bank Lines	$700	9.37%
Senior Unsecured Notes – Canadian / Delaware Funding	$1,000	0.00%
Senior Unsecured Notes – Long-dated notes approving the plan(2)	$700	3.59%
Senior Unsecured Notes – Other senior debt & convertible equity units	$700	78.04%
Senior Subordinated Note Claims(3)	$0	7.50%
Junior Subordinated Note Claims(3)	$0	1.50%
Preferred Stockholder’s Equity(3)	$0	0.00%
Common Stockholder’s Equity	$0	0.00%
Total		100.00%

(1)	Equity allocations assume 100% of long-dated notes approve the plan and may differ based on foreign exchange rates.

(2)	Long-dated senior unsecured notes not approving the plan will retain their existing securities.

(3)	Receive contingent value rights as described in the plan of reorganization.

Adjusted Debt Balances Under the Plan of Reorganization; Pre “Fresh-Start “Accounting (amounts in millions)

	As of September 30, 2009
	Actual	As Adjusted
Secured borrowings	$16,596.9	$16,596.9
Secured credit facility(1)	2,861.7	2,861.7
Unsecured bank lines	3,100.0	–
Senior unsecured notes(2)	30,087.8	1,504.8
Senior and junior subordinated notes and convertible equity units(3)	2,098.9	–
New Series A Notes(2)	–	18,901.1
New Series B Notes	–	2,196.9
New Junior credit facilities(4)	–	2,170.0

Total Debt	$54,745.3	$44,231.4

(1)	Does not include the $4.5 billion expansion completed in October 2009.

(2)	Assumes 100% of holders of long-dated senior unsecured notes approve the plan.

(3)	The equity units are dissolved under the plan with the bond treated as senior unsecured debt and the equity contract terminated.

(4)	Assumes 100% of holders of unsecured bank facilities opt for new junior credit facilities in lieu of New Notes.

Existing preferred stock and common equity will be cancelled under the Plan of Reorganization. New common equity will be valued based on “Fresh Start” accounting.

In addition to the debt and equity restructuring actions described above, the plan of reorganization includes a cash sweep mechanism that is designed to accelerate the repayment of the new debt with excess cash generated from asset collections. The plan of reorganization also includes corporate governance changes that will result in a significant change in the composition of the Board of Directors.

Due to the overwhelming level of support from its debtholders, the Company asked for a quick confirmation of the plan. At a hearing on November 3, 2009, CIT and Delaware Funding received approval for all of the Company’s requested “first day” motions, allowing the Company’s operations to continue in the ordinary course through its reorganization. The Company received permission to, among other things, pay employee wages, salaries, benefits, pay its vendors and certain other creditors and obtained authority to enter into a new letter of credit facility. Additionally, a hearing to consider the confirmation of the prepackaged plan of reorganization was scheduled for December 8, 2009. As a result, the Company expects to emerge from bankruptcy potentially as early as December 9, 2009 and most likely prior to December 31, 2009.

Financial Impact of Emergence from Bankruptcy

Upon approval and exit from bankruptcy, CIT’s financial statements will be impacted significantly in accordance with “Fresh-start Accounting” rules. Under these rules:

  Assets are marked to estimated fair value. The difference between the carrying value before fresh-start accounting (including allowance for loan losses) and the estimated fair value as recorded in fresh-start accounting will be accreted / amortized into interest income over the estimated life of the assets. This prospective accounting will result in a reduced level of charge-offs compared to historic results due to the adjustments to the allowance for loan losses in the fresh-start accounting.

  Liabilities, including debt, will also be marked to estimated fair value. The difference between the estimated fair value at the emergence date as recorded in fresh-start accounting and the carrying value before emergence will be accreted / amortized in interest expense over the estimated life of the liabilities or debt.

  All equity held by stockholders prior to emergence from bankruptcy will be cancelled. Upon exiting, new common equity will be issued to certain debt holders as noted in the prior table.

Under the plan, CIT expects to:

  Reduce total debt by approximately $10.5 billion,

  Eliminate $3.2 billion of obligations to preferred shareholders,

  Significantly reduce its liquidity needs over the next three years,

  Enhance its capital ratios, and

  Accelerate its return to profitability.

The Company estimates its direct bankruptcy costs to be in excess of $1.0 billion, including secured facility fees $450 million, make-whole payments $340 million and professional fees $180 million. Other costs of bankruptcy, including impacts to vendor, client and employee relationships, are more difficult to quantify and may be realized over time.

At December 31, 2009 the Company’s financial statements will reflect the assets and liabilities of the Company, inclusive of adjustments for fresh start accounting. The Company will present a Statement of Operations for (1) the period from January 1, 2009 until the date of emergence from bankruptcy, which is expected to be in December 2009 and (2) the period from emergence date until December 31, 2009.

Phase 3 – Execute Business Restructuring

Following the confirmation of the Plan of Reorganization, and subject to changes adopted by the new Board of Directors and management team, the Company will continue to pursue its broader business restructuring strategy with an enhanced capital structure and liquidity position. Management’s expectations are that CIT’s financing needs would be significantly reduced over the next three years and its capital ratio would be in excess of commitments made to our regulators, although the ultimate capital ratio will be dependent on market conditions, valuations and other factors. A strong capital position and liquidity profile should afford CIT the time and resources required to execute on its broad business restructuring strategy, including refinement of its business model, liquidation or sale of select businesses or portfolios, efficiency enhancements and implementation of a long term bank-centric funding strategy.

CIT will continue to focus on providing financing solutions to small and medium size businesses, a market segment that remains relatively underserved by both large national banks and smaller regional and local banks. We believe that the opportunities in this segment will be even more compelling in the future as many independent financing companies have not been able to survive the current economic downturn and few banks have the focused sales, underwriting and operational know-how required to serve this niche market. The Company continues to have regular discussions with its regulators and expects to emerge from the restructuring with the bank holding company as a source of strength for CIT Bank.

Our favored scenario, at this time, is to transfer our most bank-like business lending operations, or platforms, to CIT Bank and to have substantially all future originations occur in the bank. Corporate finance, trade finance, vendor finance and small business lending are the business platforms most suitable to operate in CIT Bank. If these platforms are transferred, the legacy portfolios will remain at their current non-bank subsidiaries and will be managed to maximize returns and we intend to use cash generated from interest and principal payments on such legacy portfolios to reduce holding company indebtedness. Non-transferred businesses will be evaluated with a view to maximizing long term value. Asset impairments often result from significant actions such as the sale of assets or exiting a business. While at present no final decisions have been made that require asset impairment recognition, future decisions in connection with the reorganization plan could result in future asset impairment losses. Business originations at non-bank subsidiaries will likely remain curtailed. In the long term, the Company plans to diversify its funding base at CIT Bank by adding commercial and retail deposits through organic growth and potential strategic transactions.

If the Company is unsuccessful in obtaining approval to transfer business platforms into CIT Bank, we would plan to continue to constrain new business volumes and pursue alternative paths to maximize franchise value, including the potential sale or joint venture of businesses and possibly the bank itself and/or portfolio liquidations. These actions would likely be accompanied by a further reduction in business overhead in order to maintain profitability.

At the completion of the restructuring efforts, the Company believes it will be a more streamlined commercial lender focused on serving small and medium-sized businesses. Subject to regulatory approvals, most of its core platforms would be integrated into CIT Bank, providing an opportunity to access cost-efficient funding through deposits in the short term and expanded deposits (both commercial and retail) and capital markets in the long term. CIT’s streamlined business model combined with stable and competitive funding would position it to quickly return to profitability.

Immediately upon confirmation of CIT’s plan of reorganization, significant changes to the Board of Directors will likely be effective and the Board will consist of a majority of individuals who were identified by bondholders. Additionally, effective December 31, 2009, Jeffrey M. Peek, chairman and chief executive officer of CIT Group Inc., will resign as chairman and chief executive officer, and as a director. Accordingly, the new Board of Directors and management team may decide to pursue a strategy that differs from the above to maximize value.

U.S. Federal Income Tax Consequences to the Company

For U.S. federal income tax purposes, we have consolidated NOL carryforwards of approximately $3.6 billion as of the end of 2008. In addition, as of September 30, 2009, we estimate that we have incurred additional net operating losses of approximately $2.4 billion and expect to incur additional losses for the current taxable year ending December 31, 2009. As discussed below, in connection with the Plan of Reorganization, the amount of our consolidated NOL carryforwards as well as other tax attributes may be significantly reduced or eliminated.

Cancellation of Indebtedness Income (COD Income)

The Tax Code provides that the amount of any COD income of a taxpayer is included in income. The amount of COD income realized is generally the excess of the amount of indebtedness discharged over the value of any consideration given in exchange. However, COD income is excluded from income if the COD income is realized pursuant to a confirmed plan of reorganization in a Chapter 11 bankruptcy case, such as the Plan of Reorganization.

When the bankruptcy exception to income inclusion applies, a taxpayer must reduce certain of its tax attributes—such as NOLs, capital losses, tax credits, and tax basis in assets—by the amount of any COD excluded from income. The taxpayer can elect to reduce the basis of depreciable property prior to any reduction in its NOLs or other tax attributes. Where a consolidated U.S. federal income tax return is filed, certain tax attributes of the consolidated subsidiaries of the taxpayer and other members of the group must be reduced. If the amount of COD income exceeds available NOLs and other tax attributes, such excess is permanently excluded from income.

We expect to realize a substantial amount of COD income as a result of restructuring our debt obligations. The amount of COD we realize will depend on the issue price of the New Notes and the value of the New Preferred Stock, New Common Interests, and Contingent Value Rights issued in satisfaction of our debt obligations.

Under current law, The American Recovery and Reinvestment Act of 2009, we can elect to defer the inclusion of any portion of the COD income resulting from the restructuring of our debt obligations, with the amount of deferred COD income includible in our income ratably over a five-taxable year period beginning in 2014. This election would also require us to defer the deduction of a portion of the OID on the New Notes over a similar period. The collateral tax consequences of making this election are complex, and we are analyzing whether and to what extent the deferral election would be advantageous to us.

Net Operating Losses-Section 382

We believe that all or substantially all of our NOLs and certain other tax attributes may be utilized as a result of COD income realized from the Plan of Reorganization. Our ability to utilize any remaining NOLs or other tax attributes after consummation of the Plan of Reorganization to offset our expected future taxable income is likely to be limited as a result of Section 382 of the Tax Code. In general, under Section 382, whenever there is a more than fifty percent ownership change of a corporation during a three-year testing period (an “ownership change”), the ability of the corporation to utilize its NOLs and certain other tax attributes to offset future taxable income is subject to an annual limitation, equal to the product of (i) the “long-term tax-exempt rate” (for example, 4.48 percent for ownership changes occurring during the month of October 2009) and (ii) the fair market value of the stock of the corporation immediately before the ownership change occurs. We anticipate that we will experience an ownership change as a result of the issuance of equity pursuant to the Plan of Reorganization.

In a Chapter 11 bankruptcy case, two special relief provisions may be available and the application of Section 382 could be materially different from that described above. Under one relief provision, if we qualify, we would be permitted to avoid any limitation on the use of NOLs, but the amount of the NOLs would be calculated without taking into account deductions for certain interest with respect to the Old Notes that are exchanged for equity pursuant to the Plan of Reorganization and if we undergo another ownership change within two years, the limitation with respect to that ownership change would be zero, effectively eliminating use of the remaining NOLs. Under the other relief provision, the annual limitation still applies but the calculation is based on a different value (generally, the lesser of the value of our equity immediately after the ownership change or the value of our assets immediately before the ownership change). Although such calculation may substantially increase our annual Section 382 limitation, our use of any NOLs or other tax attributes remaining after implementation of the Plan of Reorganization may still be substantially limited after an ownership change.

We have not yet determined which relief provision we would seek to apply to the ownership change arising from the consummation of the Plan of Reorganization.

Non-financial Subsequent Events

Resignation of Chief Executive Officer

On October 9, 2009, Jeffrey M. Peek, chairman and chief executive officer of CIT Group Inc., advised the Board of Directors that he will resign as chairman and chief executive officer, and as a director, effective December 31, 2009. The Board of Directors has hired a search firm to identify CEO candidates and the Board is forming a committee to recommend CEO candidates to the full Board for approval.

Resignation of Director

On October 22, 2009, Susan M. Lyne notified the Company that she was resigning as a member of the Board of Directors, effective October 31, 2009. Ms. Lyne, Chief Executive Officer of Gilt Groupe Inc. and a member of the Company’s Compensation Committee, advised the Company that her decision was based on the increased time demands on directors of the Company over the prior year and time constraints related to her other professional commitments and responsibilities.

Accelerated Process for Appointing New Directors

On October 28, 2009, CIT announced a modification of its Amended Offering Memorandum (dated October 16, 2009 and supplemented October 23, 2009) that will accelerate changes to its Board of Directors. Immediately upon effectiveness of CIT’s plan of reorganization, a majority of the Directors will be individuals who were identified by bondholders. Upon the effective date of the potential prepackaged plan of reorganization, it is the Company’s intent that the Board will consist of 13 Directors, including 12 independent Directors and the future CEO, upon his or her appointment by the new Board. The 12 independent Directors will include:

  Five incumbent Directors identified by the current Nominating and Governance Committee of the Board (“N&GC”);

  Four Directors identified by the Steering Committee of Lenders pursuant to the process described in the Offering Memorandum; and

  Three Directors identified by senior debtholders who are not members of the Steering Committee.

With respect to the four candidates to be identified by the Steering Committee of Lenders, the Steering Committee has agreed to allow Mr. Carl Icahn, a large senior debtholder, to recommend one of the candidates.

With respect to the three candidates to be identified by other senior debtholders, any senior debtholder (other than a Steering Committee member) who holds at least 1% of the aggregate outstanding principal amount of CIT senior notes and unsecured bank debt will have the right to recommend up to three candidates to the N&GC. The N&GC will select three candidates from among those recommended, provided that not more than one candidate put forward by any one bondholder is selected.

The appointment of all Directors is subject to prior notice to the Federal Reserve Bank of New York, and there can be no assurances that the Federal Reserve Bank of New York will not disapprove of a particular candidate. If the Federal Reserve Bank of New York disapproves of any candidate, another individual identified by the Steering Committee or other bondholders, as applicable, will be appointed.

A director search firm has been engaged to assist the N&GC in identifying candidates for the expanded board of directors. Additionally, the new Board will form a committee to recommend CEO candidates to the full Board for approval. The size and mandate of the committee will be determined by the new Board, but it is intended that non-incumbent Directors would constitute a majority of any such committee.

Notice of Delisting

On November 2, 2009, NYSE Regulation, Inc. (“NYSE Regulation”) announced that it determined that listing of the Company’s (1) common stock (ticker symbol: CIT); (2) 6.350% Non-Cumulative Preferred Stock, Series A (ticker symbol: CIT PR A); (3) 8.75% Non-Cumulative Perpetual Convertible Preferred Stock, Series C (ticker symbol: CIT PR C); and (4) equity units (ticker symbol: CIT PR Z), in each case on the New York Stock Exchange (the “NYSE”), should be suspended from trading on the NYSE, and subsequently trading was suspended prior to the market opening on November 3, 2009. The Company intends to relist its common stock upon emergence from bankruptcy.

BANK HOLDING COMPANY AND CIT BANK

The Company and CIT Bank are each subject to various regulatory capital requirements set by the Federal Reserve Board and the FDIC, respectively. Failure to meet minimum capital requirements can result in regulators taking certain mandatory, or in some circumstances discretionary, actions that could have a direct material adverse effect on the Company. Losses during 2009 have reduced the Company’s level of Total Capital to below the agreed-upon 13% level. The consummation of the Plan of Reorganization along with the implementation of the business restructuring strategy being developed by management and the Steering Committee is in part aimed at improving our capital levels.

If the Company does not maintain sufficient regulatory capital, the Company may become subject to enforcement actions (including being required to divest CIT Bank or CIT Bank becoming subject to FDIC conservatorship or receivership) or otherwise be unable to successfully execute its business plan. Such actions could have a material adverse effect on its business, results of operations, and financial position. Also, if the Company’s plan of reorganization is not confirmed on a timely basis, the Federal Reserve or the FDIC could take action to require the Company to divest its interest in CIT Bank or continue to limit access to CIT Bank by the Company or its creditors. No such action regarding CIT Bank has been taken to date.

On July 16, 2009, the FDIC and the Utah Department of Financial Institutions (the “UDFI”) each issued an order to cease and desist to CIT Bank. These orders were in connection with the diminished liquidity of CIT and not reflective of the health of CIT Bank. The Company does not believe that these cease and desist orders will have an immediate adverse impact on CIT Bank. CIT Bank, without admitting or denying any allegations made by the FDIC and UDFI, consented and agreed to the issuances of the FDIC and the UDFI orders (together, the “Orders”). In the long term, the Company will need to obtain some flexibility in developing CIT Bank or continue building a retail branch network in order to complete its transformation to a deposit funded institution.

Each of the Orders directs CIT Bank to take certain affirmative actions, including among other things, ensuring that it does not allow any “extension of credit” to CIT or any other affiliate of CIT Bank or engage in any “covered transaction,” declaring or paying any dividends or other reductions in capital and from increasing the amount of “Brokered Deposits” above the $5.527 billion held as of July 16, 2009, without the prior written consent of the FDIC and the UDFI. Since the receipt of the Orders, we have been originating new corporate finance business outside of the bank operations. Further, on August 14, 2009, CIT Bank provided to the FDIC and the UDFI a contingency plan that ensures the continuous, satisfactory servicing of CIT Bank’s loans if CIT is unable to perform such servicing. Both Orders prohibit making payments that represent a reduction in capital.

On August 12, 2009, the Company entered into a Written Agreement (the “Written Agreement”) between the Company and the Federal Reserve Bank of New York (the “Reserve Bank”). The Written Agreement requires regular reporting to the Reserve Bank, the submission of plans related to corporate governance, credit risk management, capital, liquidity and funds management, the Company’s business and the review and revision, as appropriate, of the Company’s consolidated allowances for loan and lease losses methodology. Prior written approval by the Reserve Bank is required for payment of dividends and distributions, incurrence of debt, other than in the ordinary course of business, and the purchase or redemption of stock. The Company has obtained approval of the Reserve Bank in connection with the issuance of the New Notes contemplated in the Offering Memorandum and Disclosure Statement.

The Written Agreement requires notifying the Reserve Bank prior to the appointment of new directors or senior executive officers, and restrictions on indemnifications and severance payments. Regarding the pending changes to the board of directors as outlined in the Offering Memorandum and Disclosure Statement, the candidates recommended by the Steering Committee or other bondholders that are approved by the Nominating and Governance Committee of the board of directors will be reviewed with the Federal Reserve Bank of New York.

Pursuant to the Written Agreement, the board of directors of the Company appointed a special compliance committee to monitor and coordinate the Company’s compliance with the Written Agreement. The Company submitted a capital plan and a liquidity plan, as well as a draft of the recapitalization plan, on August 27, 2009, and its credit risk management plan on October 8, 2009 as required by the Written Agreement. Further, the Company has prepared and submitted its corporate governance plan and its business plan to the Federal Reserve Bank of New York on October 26, 2009. The Company is continuing to provide periodic reports to the Federal Reserve Bank of New York as required by the Written Agreement. The Written Agreement will not be affected by the consummation of the Plan of Reorganization.

Our consolidated Tier 1 and Total Capital Ratios were 7.6% and 11.6% at September 30, 2009, down from 8.8% and 12.8% at June 30, 2009. During the quarter we reduced risk-weighted assets to $68 billion from $70 billion at June 30, 2009.

At September 30, 2009, assets at CIT Bank totaled $9.4 billion, down from $9.9 billion at June 30, 2009. Deposits totaled $5.2 billion, down from $5.4 billion at June 30, 2009. For the nine months ended September 30, 2009, the bank recorded net income of $17 million, and total capital ended at $1.8 billion. CIT Bank’s Tier 1 and Total Capital Ratios were 46.2% and 47.3% at September 30, 2009, up from 38.4% and 39.7% at June 30, 2009, respectively.

FINANCIAL PERFORMANCE REVIEW

The third quarter and nine months performances reflect the liquidity constraints that we have been working under, coupled with the weak economic environment that has weighed heavily on our credit quality, resulting in losses of $1.1 billion, $2.74 per share, for the September quarter, and $3.2 billion, $8.08 per share, year to date.

The third quarter included the following noteworthy items:

  A charge of $285 million for a change in the fair value of the GSI total return swap (“TRS”) facility recorded in Other Income. See Note 5 for additional information for derivative-related activity.

  A pretax gain of approximately $68 million on debt extinguished in the cash tender offer for the $1 billion August 17 notes.

  Incurred approximately $46 million of professional fees related to advisors assisting with our restructuring efforts.

  A $46 million pretax charge to interest income due to a change in premium recognition resulting from the termination of the vendor agreement with Snap-on Incorporated.

  A pretax loss of approximately $21 million from the sale of $250 million of receivables.

In addition to these quarterly items, previous 2009 noteworthy items included:

     Second Quarter:

  Recorded goodwill and intangible asset impairment charges ($692 million pretax) primarily related to the Corporate Finance and Trade Finance segments triggered by liquidity constraints that diminished earnings expectations for the segments and the failure to obtain additional government support, including TLGP approval and additional Section 23A waivers, coupled with the prolonged period that our stock has traded below book value. The charges represented the entire goodwill and intangible assets balances of CIT.

  Sold $884 million of receivables to raise liquidity resulting in a pretax loss of approximately $184 million.

  Reclassified the TARP warrant to equity and recorded a $25 million pretax charge for the increase in fair value of the warrant for the period from the beginning of the quarter until the requirements were met to record the warrant as equity. (See discussion in Note 1 Basis of Presentation)

  Recorded pretax severance charges of $23 million primarily relating to the termination of approximately 120 employees.

  Terminated certain borrowing facilities and recorded termination fees of approximately $20 million, pretax, as a result of our credit rating downgrades.

     First Quarter:

  Repurchased $471 million of unsecured debt at a discount and recognized a gain of approximately $139 million.

  Designated the TARP warrant as a liability on January 1, 2009 and recognized pretax income of $95.8 million for the reduction in the fair value of the warrant liability.

  Recorded pretax severance charges of $20 million primarily relating to the termination of approximately 140 employees.

The weak economic environment prevalent throughout 2009 has directly impacted our credit costs. The provision for credit losses and non-accrual accounts and charge-offs increased from the prior quarter. In light of these trends, we have increased our reserve for credit losses by $267 million for the year. We expect non-accrual loans and charge-off levels to remain elevated through at least the remainder of 2009.

The interest margin declined in the third quarter, impacted by increased secured borrowing costs, joint venture termination premium adjustment and losses on terminated derivatives no longer qualifying for hedge accounting.

Salaries and general operating expenses are below prior year levels but increased from last quarter as lower employee costs were offset by higher professional fees associated with the previously mentioned restructuring initiatives.

From a segment perspective, during 2009:

  Transportation Finance, particularly the aerospace portfolio, performed well, as our commercial aircraft portfolio remained fully utilized, however, other areas of the transportation sector,

particularly the railcar leasing industry, has been hit harder during this economic downturn, reflected by declines in rail car utilization and lease rates.

  Trade Finance results were positive for the quarter despite its reliance on the weak retail and manufacturing industries, as rising commission rates were partially offset by lower factoring volumes, and year to date results reflect impairment charges for goodwill and intangible assets.

  Both Vendor Finance and Corporate Finance were significantly impacted by the economic and credit downturns and liquidity constraints.

Selected Financial Data (dollars in millions, except per share data)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2009	June 30, 2009	September 30, 2008	2009	2008
Selected Income Statement Data
Net interest revenue	$(137.2)	$(19.1)	$142.4	$(173.8)	$469.6
Provision for credit losses	(701.8)	(588.5)	(210.3)	(1,825.7)	(609.2)
Total other income	304.9	274.7	634.9	1,242.8	1,863.8
Total other expenses	(532.3)	(1,272.9)	(1,074.4)	(2,249.8)	(2,499.6)
Loss from continuing
operations	(1,033.3)	(1,618.5)	(301.1)	(2,994.1)	(493.9)
Loss attributable to
common stockholders	(1,074.5)	(1,679.4)	(317.3)	(3,157.1)	(2,658.9)
Average number of
common shares - diluted
(thousands)	392,195	390,535	285,509	390,614	247,191
Performance Ratios
Net finance revenue(1) as
a percentage of AEA	0.35%	1.10%	2.20%	0.86%	2.27%
Return on AEA	(7.17)%	(10.97)%	(2.02)%	(6.88)%	(1.13)%
Per Common Share Data
Diluted earnings per
share	$(2.74)	$(4.30)	$(1.11)	$(8.08)	$(10.76)
Tangible book value per
common share(2)	$4.91	$7.48	$13.84
Outstanding common
shares (in millions)	392.1	392.1	285.5
Financial Ratios
Tier I capital	7.6%	8.8%	N/A
Total capital	11.6%	12.8%	N/A
Tangible common equity
(TCE) ratio(3)	2.8%	4.1%	4.9%
Selected Balance Sheet Data
Finance receivables	$45,280.9	$48,730.3	$54,534.0
Allowance for loan losses	(1,363.2)	(1,538.4)	(855.7)
Operating lease
equipment, net	13,233.6	13,380.1	12,359.5
Total assets	69,188.6	71,019.2	80,845.3
Deposits	5,233.7	5,378.7	2,248.3
Total Long-term
borrowings	54,745.3	54,087.6	65,664.3
Total Common
Stockholders’ Equity	1,927.0	2,932.2	4,641.0
Total Equity	5,120.9	6,118.0	5,716.0

(1)	Net finance revenue is the sum of net interest revenue plus rentals on operating leases less depreciation on operating lease equipment.

(2)	The 2009 balances exclude the potential dilution related to a warrant to purchase approximately 88.7 million common shares at an initial price of $3.94.

(3)	TCE equals total common stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

Quarterly Average Balances(1)  and Associated Income (dollars in millions)

	September 30, 2009			June 30, 2009			September 30, 2008
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Deposits with banks	$5,433.7	$6.3	0.46%	$4,826.4	$6.3	0.52%	$7,464.3	$54.5	2.92%

Investments(2)	435.1	0.7	0.64%	475.0	1.7	1.43%	454.2	0.9	0.79%
Loans and leases
(including held for
sale)(3)(4)

U.S.	39,513.1	377.3	3.97%	41,946.2	438.4	4.46%	43,938.2	627.9	6.18%

Non-U.S.	8,271.3	172.3	8.36%	8,519.6	168.1	7.92%	10,771.3	224.4	8.36%

Total loans and leases(3)	47,784.4	549.6	4.75%	50,465.8	606.5	5.08%	54,709.5	852.3	6.63%

Total interest earning
assets / interest
income(3)(4)	53,653.2	556.6	4.27%	55,767.2	614.5	4.63%	62,628.0	907.7	6.12%

Operating lease
equipment, net(5)
U.S. Operating lease
equipment, net(5)	6,266.0	71.3	4.55%	6,327.0	67.6	4.27%	6,250.9	88.3	5.65%
Non-U.S. operating lease
equipment, net(5)	7,003.2	117.8	6.73%	6,913.3	119.3	6.90%	6,325.6	119.2	7.54%

Total operating lease
equipment, net(2)	13,269.2	189.1	5.70%	13,240.3	186.9	5.65%	12,576.5	207.5	6.60%

Total earning assets(3)	66,922.4	$745.7	4.56%	69,007.5	$801.4	4.83%	75,204.5	$1,115.2	6.20%

Non interest earning
assets
Cash due from banks	356.4			331.0			480.2
Allowance for loan losses	(1,485.8)			(1,366.5)			(795.8)
All other non-interest
earning assets(6)	5,428.7			6,006.2			7,995.0

Total Average Assets	$71,221.7			$73,978.2			$82,883.9

Average Liabilities
Borrowings
Deposits	$5,406.4	$45.8	3.39%	$4,276.9	$37.4	3.50%	$1,709.0	$22.0	5.15%
Short-term borrowings	–	–		–	–		29.4	0.3	4.08%
Long-term borrowings	55,553.5	648.0	4.67%	56,588.3	596.2	4.21%	66,552.5	743.0	4.47%

Total interest-bearing
liabilities	60,959.9	$693.8	4.55%	60,865.2	$633.6	4.16%	68,290.9	$765.3	4.48%

U.S. credit balances of
factoring clients	1,462.8			2,657.0			3,267.4
Non-U.S. credit balances
of factoring clients	28.1			32.2			35.9
Non-interest bearing liabilities,
noncontrolling interests
and shareholders’ equity
Other liabilities	2,930.6			3,257.6			5,199.3
Noncontrolling interests	43.6			43.0			53.4
Stockholders’ equity	5,796.7			7,123.2			6,037.0

Total Average Liabilities
and Stockholders’
Equity	$71,221.7			$73,978.2			$82,883.9

Net revenue spread			0.01%			0.67%			1.72%
Impact of non-interest
bearing sources(6)			0.31%			0.34%			0.23%

Net revenue/yield on
earning assets(3)		$51.9	0.32%		$167.8	1.01%		$349.9	1.95%

Nine Month Average Balances(1)  and Associated Income (dollars in millions)

	September 30, 2009			September 30, 2008
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)

Deposits with banks	$5,776.0	$22.3	0.51%	$7,194.7	$157.3	2.92%
Investments(2)	462.8	3.7	1.07%	427.1	5.7	1.78%
Loans and leases (including held for sale)(3)(4)
U.S.	41,684.7	1,277.4	4.31%	44,664.8	1,959.7	6.35%
Non-U.S.	8,420.3	507.3	8.06%	11,006.0	691.4	8.41%

Total loans and leases(3)	50,105.0	1,784.7	4.97%	55,670.8	2,651.1	6.78%

Total interest earning assets / interest income(3)(4)	56,343.8	1,810.7	4.46%	63,292.6	2,814.1	6.28%

Operating lease equipment, net(5)
U.S. Operating lease equipment, net(5)	6,285.6	222.7	4.72%	6,193.5	279.5	6.02%
Non-U.S. operating lease equipment, net(5)	6,835.0	346.5	6.76%	6,378.4	352.3	7.36%

Total operating lease equipment, net(2)	13,120.6	569.2	5.78%	12,571.9	631.8	6.70%

Total earning assets (3)	69,464.4	$2,379.9	4.72%	75,864.5	$3,445.9	6.35%

Non interest earning assets
Cash due from banks	403.9			519.8
Allowance for loan losses	(1,319.2)			(704.0)
All other non-interest earning assets(6)	6,028.6			12,425.4

Total Average Assets	$74,577.7			$88,105.7

Average Liabilities
Borrowings
Deposits	$3,971.5	$107.6	3.61%	$2,000.0	$76.9	5.13%
Short-term borrowings	–	–		1,012.0	31.9	4.20%
Long-term borrowings	58,070.4	1,876.9	4.31%	67,247.8	2,235.7	4.43%

Total interest-bearing liabilities	62,041.9	$1,984.5	4.26%	70,259.8	$2,344.5	4.45%

U.S. credit balances of factoring clients	2,193.7			3,521.7
Non-U.S. credit balances of factoring clients	32.6			38.0
Non-interest bearing liabilities, noncontrolling interests and shareholders’ equity
Other liabilities	3,382.6			7,434.1
Noncontrolling interests	44.2			54.7
Stockholders’ equity	6,882.7			6,797.4

Total Average Liabilities and Stockholders’ Equity	$74,577.7			$88,105.7

Net revenue spread			0.46%			1.90%
Impact of non-interest bearing sources(6)			0.32%			0.13%

Net revenue/yield on earning assets(3)		$395.7	0.78%		$1,101.4	2.03%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented.

(2)	Investments are included in “Other Assets” on the Consolidated Balance Sheets and do not include ‘retained interests in securitizations’ as revenues from these are part of “other income”. Average yields reflect average historical cost.

(3)	The rate presented is calculated net of average credit balances for factoring clients.

(4)	Non-accrual loans and related income are included in the respective categories.

(5)	Operating lease rental income is a significant source of revenue; therefore, we have presented the net revenues.

(6)	The 2008 rates reflect the weighting impact of the ‘Assets of discontinued operation’ as part of the non-earning asset denominator while not including any earnings associated with these assets.

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

Net Finance Revenue (dollars in millions)

	Quarter Ended			Nine Months Ended
	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest income	$556.6	$614.5	$907.7	$1,810.7	$2,814.1
Rental income on operating leases	471.7	473.5	492.2	1,420.4	1,491.2

Finance revenue	1,028.3	1,088.0	1,399.9	3,231.1	4,305.3
Less: interest expense	(693.8)	(633.6)	(765.3)	(1,984.5)	(2,344.5)
Depreciation on operating lease equipment	(282.6)	(286.6)	(284.7)	(851.2)	(859.4)

Net finance revenue	$51.9	$167.8	$349.9	$395.4	$1,101.4

Average Earnings Assets (“AEA”)	$59,947.5	$61,261.4	$63,742.6	$61,202.0	$64,594.6

As a % of AEA:
Interest income	3.71%	4.01%	5.70%	3.94%	5.81%
Rental income on operating leases	3.15%	3.09%	3.09%	3.09%	3.07%

Finance revenue	6.86%	7.10%	8.79%	7.03%	8.88%
Less: interest expense	(4.63)%	(4.13)%	(4.80)%	(4.32)%	(4.84)%
Depreciation on operating lease equipment	(1.88)%	(1.87)%	(1.79)%	(1.85)%	(1.77)%

Net finance revenue	0.35%	1.10%	2.20%	0.86%	2.27%

As a % of AEA by Segment:
Corporate Finance	2.51%	2.42%	2.72%	2.34%	2.79%
Transportation Finance	2.13%	2.00%	2.70%	2.13%	2.81%
Trade Finance	2.19%	2.95%	3.78%	2.43%	4.06%
Vendor Finance	1.97%	3.15%	4.08%	2.82%	4.12%
Commercial Segments	2.24%	2.50%	3.12%	2.40%	3.20%
Consumer	(0.05)%	(0.49)%	1.20%	(0.26)%	1.08%
Consolidated net finance revenue	0.35%	1.10%	2.20%	0.86%	2.27%

The variances in the net finance revenue percentages are summarized in the table below:

Change in Net Finance Revenue as a % of AEA , periods ended September 30, 2009

	Quarter ended	Nine months ended

Net finance revenue - prior quarter / year	1.10%	2.27%
Secured borrowing costs	(0.57)	(0.45)
Terminated cash flow swaps	(0.35)	(0.12)
Joint venture termination premium adjustment	(0.30)	(0.10)
TRS termination fee	0.13	(0.04)
Asset/liability resets	0.30	(0.06)
Lower operating lease margins	–	(0.24)
Increased non-accrual accounts	–	(0.11)
Maintaining cash balances	–	(0.08)
Dell conduit restructure	0.05	(0.13)
Other	(0.01)	(0.08)

Net finance revenue - current quarter / year	0.35%	0.86%

Net finance revenue of $ 51.9 million was 69% below the 2009 second quarter and 85% below the 2008 third quarter, on a smaller asset base, as the Company continues to manage liquidity and limit origination volumes. The decline from the 2009 second quarter is mostly due to incremental borrowing costs associated with the $3 billion secured credit facility entered into during the quarter, acceleration of the amortization of the accumulated losses in the Other Comprehensive Loss account related to un-wound terminated cash flow swaps and a premium adjustment recognized on the termination of the Snap-on vendor agreement, partially offset by the favorable interest rate resets on our floating rate assets and liabilities, and non-recurring costs recognized in the prior quarter (TRS termination fee and Dell conduit restructuring). As a percentage of average earning assets, net revenue decreased to 0.35% from 1.10% in the prior quarter and 2.20% in the prior year quarter.

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)

	Quarters ended			Nine months ended
	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Rental income on operating leases	14.22%	14.30%	15.65%	14.43%	15.82%
Depreciation on operating lease equipment	(8.52)%	(8.66)%	(9.05)%	(8.65)%	(9.11)%

Net operating lease revenue	5.70%	5.64%	6.60%	5.78%	6.71%

Average Operating Lease Equipment (“AOL”)	$13,269.2	$13,240.3	$12,576.5	$13,120.6	$12,571.9

Net operating lease revenue for the 2009 third quarter of $189.1 million was slightly higher than last quarter and down 9% from the 2008 third quarter, while year to date it is down 10%. The slight improvement from prior quarter is due to higher Aerospace remarketing rentals and lower Vendor depreciation due to portfolio run-off, partially offset by lower Rail rentals. Rail lease rates and utilization continue to be under pressure as carriers and shippers continue to reduce their fleets and return cars. At September 30, 2009, rail utilization decreased to 90%. In aerospace, the remaining 2009 aircraft order book and 55% of the aircraft in our 2010 delivery order book have been placed on lease. See “Concentrations – Operating Leases” for additional information regarding operating lease assets.

CREDIT METRICS

Third quarter credit metrics, including charge-offs and loan loss reserve levels, continue to reflect the impacts on the loan portfolio of the ongoing economic weakness globally.

Finance receivables are reviewed periodically to determine the probability of loss. Prior to the third quarter of 2009 charge-offs were taken after considering such factors as the borrower’s financial condition and the value of the underlying collateral and guarantees and the status of collection activities. This quarter we accelerated certain charge-offs on loans where we had previously provided specific reserves. The acceleration of charge-offs on certain loans had no material impact on the provision for credit losses. These accelerated charge-offs were taken against the existing related specific reserves on impaired loans, pursuant to the Written Agreement that the Company entered into on August 12, 2009 with the Federal Reserve Bank, reflecting the view that losses on impaired loans should be recognized as charge-offs prior to final resolution. During the third quarter, approximately $500 million in accelerated charge-offs were taken, principally on Corporate Finance accounts that were specifically reserved as of June 30, 2009, or would have been specifically reserved during the third quarter under our prior practices.

Consolidated net charge-offs before such acceleration of charge-offs totaled 3.14% up from 2.81% in the June 2009 quarter. Consolidated charge-offs including the aforementioned change in timing of charge-offs were 7.34% of average finance receivables.

Our Corporate Finance business continues to be the most severely impacted by the weak global economic environment due to a higher proportion of leveraged cash flow loans and weaker performance in industries most impacted by the economic slowdown particularly those related to discretionary spending, such as print, media and gaming, as well as commercial real estate and energy. For the nine months ended September 30, 2009, nearly 85% of CIT’s commercial losses were in these sectors.

In line with these trends and adding an element to the reserve for probable higher charge-offs from the Company’s planned restructuring, unallocated reserves were increased $482 million for the nine months ended September 30, 2009 ($273 million in the third quarter). The change in timing of charge-offs described above decreased the overall reserve as specific reserves on loans classified as impaired at June 30, 2009 were charged-off during the quarter. Overall, specific reserves at September 30, 2009 declined to $134.9 million from $573.2 million at June 30, 2009. The total reserve for credit losses declined to $1,363.2 million at September 30, 2009 from $1,538.4 million at June 30, 2009 with the September reserve containing a higher proportion of general reserve than prior quarters. The overall reserve remained slightly over 3% of finance receivables.

The activity in the Reserve and Provision for Credit Losses is shown in the table below:

Reserve and Provision for Credit Losses for the quarters ended, (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Reserve balance - beginning of period	$1,538.4	$1,316.3	$780.8	$1,096.2	$574.3

Provision for credit losses	701.8	588.5	210.3	1,825.7	609.2
Reserves relating to foreign currency translation, other(1)	(0.9)	(10.5)	(7.9)	(13.6)	(15.4)

Net additions to the reserve for credit losses	700.9	578.0	202.4	1,812.1	593.8

Gross charge-offs
Corporate Finance	686.5	210.5	42.6	1,087.5	111.1
Transportation Finance	–	1.2	–	3.4	–
Trade Finance	45.3	14.8	18.1	78.0	40.3
Vendor Finance	47.5	44.0	26.0	111.5	44.3
Consumer	37.2	33.5	31.2	109.5	93.7
Foreign - commercial(2)	82.2	71.8	29.7	211.8	72.1

Total gross charge-offs	898.7	375.8	147.6	1,601.7	361.5

Recoveries
Corporate Finance	1.7	2.3	4.0	5.8	10.7
Transportation Finance	–	–	0.7	0.9	1.3
Trade Finance	1.8	0.6	0.5	2.6	1.5
Vendor Finance	5.9	6.0	6.0	16.6	15.1
Consumer	1.5	2.2	1.3	5.8	4.8
Foreign - commercial(2)	11.7	8.8	7.6	24.9	15.7

Total recoveries	22.6	19.9	20.1	56.6	49.1

Net Credit losses	876.1	355.9	127.5	1,545.1	312.4

Reserve balance - end of period	$1,363.2	$1,538.4	$855.7	$1,363.2	$855.7

Reserve for credit losses as a percentage of finance receivables				3.01%	1.57%
Reserve for credit losses as a percentage of non-accrual loans				51.7%	85.8%
Reserve for credit losses (excluding specific reserves) as a percentage of finance receivables, excluding guaranteed student loans				3.34%	1.32%
Net charge-offs as a percentage of average finance receivables				4.11%	0.76%

(1)

Amounts reflect reserve reductions for portfolio sales and reserves established for estimated losses inherent in portfolios acquired through purchases or business combinations as well as foreign translation adjustments.

(2)	Reflects total foreign balances of commercial segments.

Our third quarter reserving actions reflect, in large part, the continuing impact on the three sectors noted earlier, and also take into account continued elevated defaults in most other sectors. It is our objective to actively manage our portfolio to mitigate the severity of losses.

The consolidated reserve for credit losses is intended to provide for losses inherent in the portfolio based on estimates of the ultimate outcome of collection efforts, realization of collateral values, if applicable, and other pertinent factors such as estimation risk. In conjunction with this, we may make additions or reductions to the consolidated reserve level depending on changes to economic conditions or credit metrics, including non-accrual loans, or other events affecting obligors or industries. The total reserve for credit losses of $1,363.2 million (3.01% of finance receivables) at September 30, 2009 represents management’s best estimate of credit losses inherent in the portfolio based on currently available information.

See Risk Factors for additional disclosure on approach and reserve adequacy.

The reserve for credit losses includes three key components: (1) specific reserves for loans that are impaired, (2) reserves for estimated losses incurred in the portfolio based on historic and projected charge-offs, and (3) reserves for incurred estimated losses in the portfolio based upon economic risks, industry and geographic concentrations and other factors.

Net Charge-offs (charge-offs net of recoveries)
(dollars in millions, % as a percentage of average owned finance receivables)

	Quarters Ended						Nine Months Ended
	September 30, 2009		June 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
Owned
Corporate Finance	$711.3	15.63%	$235.4	4.78%	$40.8	0.77%	$1,157.9	7.93%	$105.5	0.65%
Transportation Finance	–	–	1.2	0.19%	(0.7)	(0.11)%	2.5	0.13%	(1.3)	(0.07)%
Trade Finance	43.4	3.99%	14.2	1.09%	17.7	1.08%	80.0	2.14%	38.8	0.77%
Vendor Finance	85.7	3.11%	73.8	2.63%	39.8	1.46%	201.0	2.41%	80.5	1.00%

Commercial Segments	840.4	9.34%	324.6	3.36%	97.6	0.95%	1,441.4	5.04%	223.5	0.71%
Consumer	35.7	1.22%	31.3	1.04%	29.9	0.93%	103.7	1.15%	88.9	0.92%

Total	$876.1	7.34%	$355.9	2.81%	$127.5	0.94%	$1,545.1	4.11%	$312.4	0.76%

Non-accruing Loans as a Percentage of Finance Receivables	September 30, 2009		June 30, 2009		December 31, 2008
Corporate Finance	$1,982.2	11.73%	$1,708.0	9.45%	$946.6	4.56%
Transportation Finance	8.6	0.37%	10.7	0.44%	24.3	0.92%
Trade Finance	162.5	4.18%	144.2	2.85%	81.5	1.35%
Vendor Finance	285.5	2.70%	268.2	2.37%	168.1	1.50%

Commercial Segments	2,438.8	7.24%	2,131.1	5.78%	1,220.5	3.00%
Consumer	197.1	1.70%	196.3	1.65%	194.1	1.56%

Total	$2,635.9	5.82%	$2,327.4	4.78%	$1,414.6	2.66%

As previously mentioned, the accelerated recognition of charge-offs of specifically reserved for accounts increased charge-offs for all Commercial Segments except Transportation Finance during the quarter.

Corporate Finance charge-offs increased significantly to $711 million during the third quarter of 2009 from $235 million for the 2009 second quarter with approximately $450 million related to the refinement in the charge-off process. Losses remain concentrated in three sectors: media, commercial real estate, and energy. See Concentrations section for additional information. Although we remain selectively active in the media and energy markets, we ceased extending credit to the commercial real estate sector in late 2007 and are managing that portfolio as a run-off portfolio through a centralized team of dedicated professionals. Approximately 73% of the charge-offs for the nine months ended September 30, 2009, were on cash flow type loans, while 16% were related to real estate, and the remaining were asset-based or equipment loans. The increase in Corporate Finance non-accruing loans was largely in the media/publishing, real estate, and small business lending portfolios reflecting the continued weakness in those sectors and is a key factor in our decision to continue increasing the general reserve.

There were no Transportation Finance charge-offs in the third quarter. Although credit metrics, including non-accruals, in this segment remain strong, it is anticipated the current economic climate will continue to put pressure on the underlying operators and clients.

Trade Finance net-charge-offs increased to $43 million for the September 2009 quarter from $14 million last quarter, principally due to the aforementioned acceleration of charge-off recognition of specifically reserved accounts. Specific reserves declined from $31 million at June 30, 2009 to $3 million at September 30, 2009. Net charge-offs as a percentage of average finance receivables were also impacted by lower average finance receivables (proactive liquidity management and lower demand) due to a continuing effort to selectively reduce credit exposure to weaker participants in this industry. The increase in Trade Finance non-accruing loans is related to one large client, which is well collateralized and unlikely to result in charge-offs. It is our current expectation that the retail environment will remain challenged into 2010.

Vendor Finance net charge-offs were up $12 million after a $32 million increase during the second quarter, mostly due to the aforementioned acceleration of charge-off recognition of specifically reserved accounts. Given the focus on smaller balance, higher volume business in this portfolio, the refinement in charge-off process had less of an impact on Vendor Finance increasing charge-offs this quarter compared to the second quarter by approximately $25 million. Non-accrual loans increased from last quarter as the economic environment continued to impact portfolio performance. The impact was broad based but continued to be particularly severe in the US and Europe.

Consumer charge-offs were up slightly from the prior quarter and prior year due to the continued liquidation of these portfolios. Management anticipates that these metrics will fluctuate over the coming quarters as the underlying portfolios season and more accounts enter payment status.

Finance receivables (dollars in millions)

	September 30, 2009	June 30, 2009	December 31, 2008
Corporate Finance	$16,886.3	$18,053.6	$20,768.8
Transportation Finance	2,357.7	2,424.1	2,647.6
Trade Finance	3,889.2	5,055.8	6,038.0
Vendor Finance	10,561.1	11,331.6	11,199.6

Commercial Segments	33,694.3	36,865.1	40,654.0
Consumer	11,586.6	11,865.2	12,472.6

Total	$45,280.9	$48,730.3	$53,126.6

Credit Reserves for Finance Receivables
Commercial	$1,103.9	$1,295.5	$857.9
Consumer	259.3	242.9	238.3

	$1,363.2	$1,538.4	$1,096.2

Non-accrual and Past Due Loans (dollars in millions)

	September 30, 2009	June 30, 2009	December 31, 2008
Non-accrual Loans
U.S.	$2,208.0	$1,890.6	$1,081.7
Foreign	230.8	240.5	138.8

Commercial Segment	2,438.8	2,131.1	1,220.5
Consumer	197.1	196.3	194.1

Non accrual loans	$2,635.9	$2,327.4	$1,414.6

Accruing loans past due 90 days or more(1)	$579.2	$637.8	$669.6

(1)	The accruing loans past due 90 days or more primarily relate to student loans.

We anticipate that the challenging economic and market environment impacting our clients will persist for the remainder of 2009 and into 2010. As a result, we expect continued weakness across a broad dispersion of industry sectors as our customers and clients face weak demand for their products and increased cost of capital.

OTHER INCOME

Other income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2009	June 30 2009	September 30, 2008	September 30, 2009	September 30, 2008
Rental income on operating leases	$471.7	$473.5	$492.2	$1,420.4	$1,491.2
Other:
Fees and commissions	97.9	4.5	69.7	133.0	208.8
Factoring commissions	41.4	46.8	52.3	132.3	148.4
Gains on sales of leasing equipment	21.2	20.4	26.8	58.0	130.6
Gains (losses) on securitizations	0.6	–	–	0.6	(7.1)
Change in estimated fair value TARP Warrant liability	–	(25.2)	–	70.6	–
Investment (losses)	(10.3)	(30.1)	(19.7)	(40.7)	(19.2)
Valuation allowance for receivables held for sale	(10.5)	(37.9)	–	(51.7)	(103.9)
(Losses) gains on loan sales and syndication fees	(22.1)	(177.3)	13.6	(194.7)	15.0
Change in GSI Facility derivative fair value	(285.0)	–	–	(285.0)	–

Total Other	(166.8)	(198.8)	142.7	(177.6)	372.6

Total other income	$304.9	$274.7	$634.9	$1,242.8	$1,863.8

Total other income continues to be impacted by the loss of previously existing revenue sources such as loan sales and syndications resulting from the constrained capital markets and also reflects losses incurred on asset sales and impairment charges recognized on loans transferred to held for sale and retained interests as well as an adverse fair value adjustment related to a derivative issued in conjunction with the Goldman Sachs facility.

Rental income on operating leases is earned from equipment leased to customers and is net of railcar maintenance costs. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” for additional information regarding rental income. See “Concentrations –Operating Leases” for additional information regarding operating lease assets.

Fees and commissions are comprised of asset management, agent and servicing fees, including securitization-related servicing fees, accretion and impairments, advisory and agent fees, fair value adjustments on non-qualifying hedge derivatives, as well as income from joint venture operations. The increase in the third quarter was due to gains on derivatives not qualifying as hedges of approximately $38 million, while in the second quarter of 2009 these derivatives generated net losses of approximately $32 million. The non-qualifying derivative portfolio has increased due to the discontinuation of hedge accounting during the third quarter for our interest rate swaps on the unsecured debt, which is being restructured as part of our Restructuring Plan; therefore, there will be increased volatility in earnings as these are marked to fair value through the income statement. Year to date fees and commissions were impacted by lower deal activity consistent with current market conditions. 2009 fees and commissions were also reduced in connection with bringing on-balance sheet certain previously securitized receivables. The 2008 nine month period includes $41 million of impairment charges due to the reprising of debt costs underlying one of our vendor finance securitization conduit vehicles.

Factoring commissions were lower than prior periods as an increase in rates was offset by lower volumes. Volumes were down due to our funding constraints, increased competition and reflecting the weakened retail environment.

Gains on sales of leasing equipment decreased from the prior year primarily due to fewer aircraft and railcar sales. The 2008 nine month period included gains of $59 million in connection with 2008 aircraft sales.

Gains (losses) on securitizations have been impacted by the limited activity in capital markets and by the Company’s increased use of on-balance sheet securitization structures.

Change in estimated fair value TARP warrant liability relates to the prospective adoption of the accounting standard on Contracts in Entity’s Own Stock effective January 1, 2009. Upon adoption of the standard, management determined that the warrant issued to the U.S. Treasury in conjunction with the TARP program no longer qualified as equity and should be accounted for as a derivative liability in accordance with provisions set forth in standards on accounting for Derivatives. As a result, the Company classified $281.9 million of amounts recorded in Paid-in Capital at January 1, 2009 to Other liabilities. The Net loss attributable to common shareholders for the quarter ended March 31, 2009 includes a benefit of $95.8 million in other income for the reduction in the fair value of the warrant liability corresponding primarily to the reduction in the Company’s own stock price during the quarter. On May 12, 2009, shareholders approved the issuance of common stock related to the potential exercise of the warrant by the Treasury, at which time the liability was reclassified and treated as permanent equity. A $25.2 million pretax charge was recorded in the second quarter for the increase in fair value of the warrant for the period until the requirements were met to record the warrant as equity in May 2009.

Investment losses during 2009 primarily reflect impairment charges taken on equity investments.

Valuation allowance for receivables held for sale in 2009 relates to the sale of Corporate Finance loans and Transportation Finance aircraft. 2008 amounts reflect a first quarter lower of cost or market valuation related to the decision to sell $4.6 billion of Corporate Finance segment asset-based loans and related commitments.

Losses (gains) on loan sales and syndication fees for the 2009 periods primarily reflects losses on the sales of $250 million and $884 million of receivables in the third and second quarters, consisting primarily of syndicated loans.

Change in GSI Facility derivative fair value – the current quarter includes a $285 million charge for a change in the fair value of the GSI facility derivative financial instrument. See Note 5 for additional information.

EXPENSES

Other expenses (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Depreciation on operating lease equipment	$282.6	$286.6	284.7	$851.2	$859.4
Salaries and general operating expenses:
Compensation and benefits	151.3	159.9	194.9	475.2	581.0
Professional fees – reorganization plan	45.5	–	–	45.5	–
Professional fees – other	27.7	32.2	23.0	90.5	63.8
Technology	18.9	18.5	21.0	57.9	62.9
Net occupancy expense	14.1	15.9	17.7	46.2	55.4
Other expenses	60.0	44.8	49.6	155.2	164.9

Total salaries and general operating expenses	317.5	271.3	306.2	870.5	928.0
Provision for severance and facilities exiting activities	–	22.6	28.4	42.9	114.5
Goodwill and intangible assets impairment charges	–	692.4	455.1	692.4	455.1
(Gain) loss on debt and debt-related
derivative extinguishments	(67.8)	–	–	(207.2)	142.6

Total other expenses	$532.3	$1,272.9	$1,074.4	$2,249.8	$2,499.6

Headcount	4,480	4,690	5,245

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or projected economic life of the asset. Depreciation includes rent expense related to sale-leaseback transactions. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” for additional information regarding depreciation. See “Concentrations –Operating Leases” for additional information regarding operating lease assets.

Salaries and general operating expenses in the quarter were $271 million before professional fees associated with the Company’s reorganization plan, flat with last quarter and down $34 million from the 2008 third quarter. The decrease reflects lower compensation costs, consistent with lower headcount, and reduced discretionary spending.

  Compensation and benefits trended lower reflecting reductions in headcount as we transform into a smaller company.

  Professional fees were up reflecting higher financial and legal consulting costs. During the quarter advisor fees included $46 million reflecting amounts for various advisors to assist with our restructuring plan, including the consummation of the secured Credit Facility, the August Debt Tender Offer, and the Offering Memorandum.

  Technology costs decreased from prior year in connection with efficiency improvement efforts.

  Net Occupancy expense decreased due to real estate facility restructuring activities, as reflected in the prior periods’ provision for severance and real estate exit activities.

  Other expenses are down year to date versus prior year with cost streamlining initiatives, which led to decreased expenses across several categories, including travel and entertainment and advertising. The increase for the quarter from prior periods was primarily due to higher insurance costs and taxes other than income.

Provision for severance and facilities exiting activities in 2009 of $42.9 million primarily reflects the elimination of approximately 260 employees (5% of the workforce) and exiting from four facilities in conjunction with streamlining operations across the Company. Third quarter 2008 severance and facilities charges totaled $28 million and reflect the elimination of approximately 165 employees. Year to date 2008 charges totaled $114 million and reflect reductions of approximately 900 employees throughout the organization. See Note 15 – Severance and Facilities Exiting Reserves for additional information.

Goodwill and intangible assets impairment charges in the second quarter of 2009 relate to Corporate Finance and Trade Finance with a pretax goodwill impairment charge of $567.6 million and an intangible asset impairment pretax charge of $124.8 million. Goodwill and intangible asset impairment charges in 2008 primarily relate to Vendor Finance.

(Gain) loss on debt and debt-related derivative extinguishments in 2009 includes a pre-tax $67.8 million gain recognized on the August 17 notes repayment and the first quarter pretax gain of $139.4 million (net of costs to unwind related hedges) from the repurchase of $471 million of senior unsecured notes. Prior year losses of $142.6 million were primarily due to the discontinuation of hedge accounting for interest rate swaps hedging our commercial paper program. The swaps converted commercial paper, essentially a floating rate liability, to fixed rate for the funding of fixed rate assets with terms similar to the swaps. The loss resulted from declines in market interest rates since inception of the swaps. This loss had been previously reflected in other comprehensive income and therefore recognition of the loss had a negligible impact on shareholders’ equity.

INCOME TAXES

Income Tax Data for the quarters ended September 30 (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Benefit) provision for income taxes	$0.9	$(230.5)	$(2.5)	$(227.2)
Tax liability releases/NOL valuation
adjustments/Changes in uncertain tax liabilities	(34.0)	24.2	(9.9)	44.0

Tax benefit on significant, unusual items	–	–	–	(98.3)

Benefit for income taxes on continuing operations	(33.1)	(206.3)	(12.4)	(281.5)
(Benefit) provision for income tax on discontinued operation	–	37.7	–	(595.4)

Benefit for income tax – Total	$(33.1)	$(168.6)	$(12.4)	$(876.9)

Effective tax rate – continuing operations –
excluding discrete items	(0.1)%	45.5%	0.1%	43.3%
Effective tax rate – continuing operations	3.1%	40.7%	0.4%	36.3%
Effective tax rate – discontinued operation	–	89.7%	–	22.0%
Effective tax rate – total	3.1%	36.2%	0.4%	25.2%

CIT’s tax provision for continuing operations for the quarter ended September 30, 2009 of $(33.1) million equated to a 3.1% effective tax rate, compared with an effective tax rate for continuing operations of 40.7% for the quarter ended September 30, 2008. The effective tax rate is the result of U.S. federal and state valuation allowances recorded against U.S. losses and taxes on international operations, which decreased the tax benefit recorded against these losses.

As of September 30, 2009, CIT had U.S. federal net operating losses of approximately $6 billion which expire beginning in 2027. Beginning in 2008, a full valuation allowance was recorded against the federal and much of the state net deferred tax assets as CIT has not relied on future income from operations in recognizing the tax benefit for these losses. Tax benefit with respect to deferred tax assets has been realized to the extent that CIT has identified taxable income within the carryforward period, related to reversing deferred tax liabilities and liabilities recorded in accordance with accounting standards on uncertainty in income taxes. The Company’s ability to fully utilize its existing U.S. Federal NOL could be significantly limited should the Company undergo an “ownership change” within the meaning of section 382 of the Internal Revenue Code of 1985, as amended. An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by five-percent shareholders in any three-year period. We may experience an ownership change in the near future. In addition, our U.S. federal net operating losses and other federal tax attributes could be significantly reduced or possibly eliminated to the extent that the liquidity and capital enhancement plans involve the cancellation of indebtedness for tax purposes.

CIT’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to federal and state tax valuation allowance, separate state and local income taxes, international results taxed at lower rates, and permanent differences between the book and tax treatment of certain items.

Included in the third quarter 2009 tax provision is $34.0 million in net tax benefit related primarily to the reclassification out of other comprehensive income into continuing operations of the deferred tax asset on the cash flow hedges, which were unwound during the quarter. A $1.3 million net increase in liabilities related to uncertain tax positions in accordance with accounting standards on uncertainty in income taxes and related interest is included. The Company believes that there may be no change in the total unrecognized tax benefits due to the settlement of audits and the expiration of various statutes of limitations prior to September 30, 2010.

During the nine months ended September 30, 2008, certain significant, unusual items (the loss on asset-backed lending commitments and the loss on swaps hedging commercial paper program that became inactive) were taxed separately at U.S. statutory tax rates. The combined tax benefit related to these items amounted to $98.3 million, as shown in the preceding table.

The 2009 effective tax rate may vary from the current effective tax rate primarily due to changes in the mix of domestic and international earnings and the impact of the valuation allowance recorded against US deferred taxes in 2009. As of December 31, 2008, Federal income taxes have not been provided on approximately $1.5 billion of cumulative earnings of foreign subsidiaries that we have determined to be permanently reinvested. The restructuring plan may impact this assertion and if so, the assertion that some or all of the unremitted foreign earnings are permanently reinvested may be reversed. The financial statement impact of this reversal on the Company may be material.

See Risk Factors for additional information and risks with respect to the Company’s tax position.

DISCONTINUED OPERATION

In June 2008, management contractually agreed to sell the home lending business, including the home mortgage and manufactured housing portfolios and the related servicing operations. The sale of assets closed in July 2008 and we transferred servicing in February 2009.

FINANCING AND LEASING ASSETS

OWNED AND SECURITIZED ASSET COMPOSITION (dollars in millions)

				% change
	September 30, 2009	June 30, 2009	December 31, 2008	Sept 2009 vs. Jun-09	Sept 2009 vs. December 2008
Corporate Finance
Finance receivables	$16,886.3	$18,053.6	$20,768.8	(6.5)%	(18.7)%
Operating lease equipment, net	193.7	206.0	263.4	(6.0)%	(26.5)%
Financing and leasing assets held for sale	365.0	361.7	21.3	0.9%	1,613.6%

Owned assets	17,445.0	18,621.3	21,053.5	(6.3)%	(17.1)%
Finance receivables securitized off-
balance sheet	591.0	645.8	785.3	(8.5)%	(24.7)%

Owned and securitized assets	18,036.0	19,267.1	21,838.8	(6.4)%	(17.4)%

Transportation Finance
Finance receivables	2,357.7	2,424.1	2,647.6	(2.7)%	(10.9)%
Operating lease equipment, net	12,237.6	12,309.5	11,484.5	(0.6)%	6.6%
Financing and leasing assets held for sale	25.0	10.8	69.7	131.5%	(64.1)%

Owned assets	14,620.3	14,744.4	14,201.8	(0.8)%	2.9%

Trade Finance
Finance receivables	3,889.2	5,055.8	6,038.0	(23.1)%	(35.6)%

Vendor Finance
Finance receivables	10,561.1	11,331.6	11,199.6	(6.8)%	(5.7)%
Operating lease equipment, net	802.3	864.6	958.5	(7.2)%	(16.3)%
Financing and leasing assets held for sale	-	0.7	-	NM	NM

Owned assets	11,363.4	12,196.9	12,158.1	(6.8)%	(6.5)%
Finance receivables securitized	389.1	470.1	783.5	(17.2)%	(50.3)%

Owned and securitized assets	11,752.5	12,667.0	12,941.6	(7.2)%	(9.2)%

Consumer
Finance receivables - student lending	11,434.9	11,676.1	12,173.3	(2.1)%	(6.1)%
Finance receivables - other	151.7	189.1	299.3	(19.8)%	(49.3)%
Financing and leasing assets held for sale	46.9	54.1	65.1	(13.3)%	(28.0)%

Owned assets	11,633.5	11,919.3	12,537.7	(2.4)%	(7.2)%

Other – Equity investments	199.1	188.0	265.8	5.9%	(25.1)%

Owned and securitized assets	$60,130.6	$63,841.6	$67,823.7	(5.8)%	(11.3)%

Our plan during 2008 and 2009 was to carefully manage our liquidity and strategically target key customers and relationships in response to the tight credit conditions in the markets, resulting in lower new volume generation and decreased asset balances. Origination volume in our commercial businesses, excluding factoring, was $1.6 billion for the quarter and $6.0 billion year to date, and remains well below prior year levels, which led to decreased Corporate Finance and Vendor Finance assets. Vendor Finance asset levels also reflect assets purchased from off-balance sheet joint ventures during 2009. Transportation Finance assets increased from year end as a result of scheduled commercial aircraft deliveries, all of which were leased. Trade Finance asset levels reflect weaker general economic conditions and volume for 2009 of $23.7 billion year to date is below prior year volume of $31.8 billion. The Consumer segment ceased originating new student loans in 2008. See “Results by Business Segment” for further commentary.

Assets held for sale of $436.9 million increased from December 2008 levels but remains well below prior year levels as there has been minimal Corporate Finance syndication activity and Vendor Finance securitization activity due to the lack of market liquidity and less favorable pricing. Aerospace assets held for sale decreased from year end following plane sales. Corporate Finance current quarter assets held for sale includes some loans to be sold for liquidity purposes.

The equity investments balance primarily reflects positions taken as enhancements to loan transactions. In limited instances, a unit of Corporate Finance would invest directly in marketable instruments. The decline from December reflects dispositions and decline in value of investments.

See Non-GAAP Financial Measurements for reconciliation of owned and securitized assets.

Owned and Securitized Assets Rollforward (dollars in millions)

Quarter Ended September 30, 2009

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
Balance at June 30, 2009	$19,432.2	$14,744.8	$5,055.8	$12,667.0	$51,899.8	$11,941.8	$63,841.6

New Business volume	247.2	82.0	–	1,290.3	1,619.5	0.1	1,619.6
Loan sales	(21.8)	–	–	(30.6)	(52.4)	–	(52.4)
Equipment sales	(68.3)	(36.2)	–	(97.4)	(201.9)	–	(201.9)
Receivable sales	(252.9)	–	–	–	(252.9)	–	(252.9)
Collections and other	(1,124.4)	(169.9)	(1,166.6)	(2,076.8)	(4,537.7)	(285.7)	(4,823.4)

Balance at September 30, 2009	$18,212.0	$14,620.7	$3,889.2	$11,752.5	$48,474.4	$11,656.2	$60,130.6

Nine months Ended September 30, 2009

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
Balance at December 31, 2008	$22,082.2	$14,202.1	$6,038.0	$12,941.6	$55,263.9	$12,559.8	$67,823.7

New Business volume	1,032.9	1,022.7	–	3,986.4	6,042.0	1.3	6,043.3
Loan sales	(296.6)	–	–	(53.8)	(350.4)	(79.7)	(430.1)
Syndications	–	–	–	(270.0)	(270.0)	–	(270.0)
Equipment sales	(164.9)	(125.5)	–	(150.2)	(440.6)	–	(440.6)
Receivable sales	(1,137.2)	–	–	–	(1,137.2)	–	(1,137.2)
Collections and other	(3,304.4)	(478.6)	(2,148.8)	(4,701.5)	(10,633.3)	(825.2)	(11,458.5)

Balance at September 30, 2009	$18,212.0	$14,620.7	$3,889.2	$11,752.5	$48,474.4	$11,656.2	$60,130.6

The nature of financing provided by the five operating segments is summarized in Results by Business Segment.

Total Business Volumes (excluding factoring, dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Corporate Finance	$247.2	$444.3	$1,497.7	$1,032.9	$5,435.4
Transportation Finance	82.0	310.3	596.2	1,022.7	2,033.3
Vendor Finance	1,290.3	1,257.5	1,791.5	3,986.4	6,398.3

Commercial Segments	1,619.5	2,012.1	3,885.4	6,042.0	13,867.0
Consumer	0.1	0.6	38.9	1.3	1,375.6

Total	$1,619.6	$2,012.7	$3,924.3	$6,043.3	$15,242.6

The decrease in origination volume in our commercial businesses reflects weak economic conditions, seasonality, and balancing of liquidity with customer needs. The consumer decline resulted from our decision to cease originating new private student loans late in 2007 and government-guaranteed loans in 2008.

Syndications and Receivables Sales (excluding factoring, dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Corporate Finance	$274.7	$1,145.6	$442.4	$1,433.8	$3,412.5
Vendor Finance	30.6	54.6	146.2	323.8	813.2

Commercial Segments	305.3	1,200.2	588.6	1,757.6	4,225.7
Consumer	–	79.7	1.8	79.7	79.1

Total	$305.3	$1,279.9	$590.4	$1,837.3	$4,304.8

Due to market liquidity constraints, and our strategic focus on limiting new business growth, sales and syndication activities were sharply reduced through September 2009 and throughout 2008.

RISK WEIGHTED ASSETS

Owned and securitized assets, comprised of financing and leasing assets and receivables securitized in off-balance sheet securitization structures, has historically been utilized by the Company in both the measurement of asset growth and capital adequacy. With our conversion to a bank holding company, the primary measurement of capital adequacy is based upon risk-weighted asset ratios in accordance with quantitative measures of capital adequacy established by the Federal Reserve. Under the capital guidelines of the Federal Reserve, certain commitments and off-balance sheet transactions are provided asset equivalent weightings, and together with assets, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (U.S. Treasury Bonds) to 100%. The reconciliation of owned and securitized assets to risk-weighted assets is presented in the following table:

	September 30, 2009	June 30 2009	December 31, 2008
Owned and securitized assets	$60,130.6	$63,841.6	$67,823.7
Receivables securitized in off-balance sheet structures	(980.1)	(1,115.9)	(1,568.8)
Other balance sheet assets	11,401.3	9,853.6	15,290.2
Risk-weighting and other adjustments(1)	(2,954.9)	(2,581.2)	(2,141.9)

Risk-weighted assets	$67,596.9	$69,998.1	$79,403.2

(1)	Largely adjustments relating to lower risk assets such as U.S. government guaranteed student loans in part offset by adjustments relating to loan commitments and other off-balance sheet items.

See Note 8 – Capital for more information.

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

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2009	June 30, 2009	September 30, 2008	2009	2008
Earnings Summary
Interest income	$229.0	$243.7	$351.1	$728.3	$1,130.6
Interest expense	(115.4)	(126.4)	(209.0)	(391.8)	(676.4)
Provision for credit losses	(473.4)	(430.4)	(77.2)	(1,297.2)	(212.9)
Rental income on operating leases	10.4	11.3	13.5	33.4	43.2

Other income, excluding rental income	(31.4)	(234.2)	47.7	(265.9)	57.9
Depreciation on operating leases equipment	(6.6)	(7.6)	(8.1)	(21.9)	(25.5)
Goodwill and intangible assets impairment charges	–	(316.8)	–	(316.8)	–
Other expenses, excluding depreciation and goodwill and intangible assets impairment charges	(92.8)	(94.1)	(98.5)	(293.7)	(309.4)
Benefit (provision) for income taxes and noncontrolling interest	216.7	291.4	(1.5)	658.7	6.2

Net (loss) income	$(263.5)	$(663.1)	$18.0	$(1,166.9)	$13.7

Select Average Balances
Average finance receivables (AFR)	$18,204.2	$19,708.7	$21,228.4	$19,475.2	$21,749.7
Average operating leases (AOL)	140.4	166.0	203.1	163.9	221.3
Average earning assets (AEA)	18,719.3	19,976.1	21,641.8	19,804.3	22,552.1
Statistical Data
Net finance revenue (interest and rental income,
net of interest and depreciation expense) as a % of AEA	2.51%	2.42%	2.72%	2.34%	2.79%

Operating lease margin (rental income net of depreciation) as a % of AOL	10.83%	8.89%	10.64%	9.36%	10.66%

Net charge-offs as a % of AFR	15.63%	4.78%	0.77%	7.93%	0.65%
New business volume	247.2	444.3	1,497.7	1,032.9	5,435.4

Corporate Finance results continue to be pressured by high credit costs, the result of increased provision for credit losses in response to continued deterioration in portfolio credit metrics. Last quarter we recorded impairment charges of $316.8 million for goodwill and intangible assets balances due to diminished earnings expectations for Corporate Finance triggered by the Company’s current liquidity constraints and a weak economic environment. We also recorded in Other income losses on receivables sold at a discount. Pricing improved in both asset-based lending and cashflow loans as reflected in higher margins. Fee generation remains low and is being severely impacted by both our own liquidity constraints and the illiquid markets, as evidenced by few syndication deals and the lack of M&A activity.

  Total net revenues (the sum of net interest revenue, total other income and depreciation on operating lease equipment) for the 2009 third quarter were $86 million, up from a negative $113 million in the second quarter (including $184 million of losses on loan sales), and down from $195 million a year ago on higher non-accrual balances and lower other income. Year to date, total net revenues were well below last year reflecting the combination of lower asset balances and increased levels of non-accrual loans, along with lower other income.

  Net finance revenue (the sum of net interest revenue, rental income and depreciation on operating lease equipment) as a percentage of average earning assets increased sequentially for a second quarter, reflecting improved yields on loans, but remain below year ago levels.

  In addition to the loss on receivable sales, 2009 other income is down reflecting valuation and impairment charges, as well as lower fee generation. Impairment charges on investments and valuation charges on assets held for sale remain elevated in 2009, while 2009 periods also reflect the continued capital market dislocations, which have limited syndication activity and commission generation opportunities. Year to date for 2008 included $104 million of valuation allowances on assets transferred to held-for-sale.

  The weak economic conditions have directly impacted credit performance as net charge-offs increased significantly to $711 million from $235 million for the 2009 second quarter, resulting in a decrease in specific reserves from $513 million at June 30, 2009 to $122 million at September 30, 2009. We accelerated certain charge-offs on loans where we had previously provided specific reserves or would have provided specific reserves during the quarter. The increase in charge-offs was primarily due to the aforementioned acceleration of charge-off recognition of specifically reserved accounts. Non-accrual loans increased in certain commercial and industrial sectors, as well as media, commercial real estate and syndicated loan transactions. Non-accruals as a percentage of finance receivables increased to 11.73%, or $2.0 billion from 9.45% last quarter.

  New business volume was $247 million for the quarter, and primarily included Canadian business, for which the assets were securitized, energy and infrastructure and small business lending.

  Owned assets were down 6% from the prior quarter and 17% from the prior year quarter.

Transportation Finance

Transportation Finance primarily leases aircraft to airline companies globally and rail equipment to North American operators, and provides other financing to these customers as well as those in the defense sector. Revenue is primarily generated from the rents collected on the leased assets, and to a lesser extent from the interest on loans and gains from assets sold.

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2009	June 30, 2009	September 30, 2008	2009	2008
Earnings Summary
Interest income	$39.6	$39.9	$46.9	$124.1	$149.0
Interest expense	(134.5)	(139.2)	(142.0)	(410.3)	(432.4)
Provision for credit losses	(2.2)	(0.2)	0.7	(0.8)	1.2
Rental income on operating leases	343.3	337.5	336.9	1,017.6	1,015.5
Other income, excluding rental income	4.5	14.6	15.1	27.8	89.2
Depreciation on operating leases equipment	(170.0)	(165.0)	(148.1)	(497.1)	(439.8)
Other expenses, excluding depreciation	(38.2)	(34.2)	(31.8)	(113.5)	(106.6)
(Provision) benefit for income taxes and noncontrolling interest	0.6	(4.1)	(8.5)	(9.4)	(30.8)

Net income	$43.1	$49.3	$69.2	$138.4	$245.3

Select Average Balances
Average finance receivables	$2,409.7	$2,464.3	$2,596.2	$2,561.2	$2,596.1
Average operating leases	12,297.8	12,190.0	11,300.1	12,078.7	11,262.0
Average earning assets	14,711.9	14,662.2	13,896.3	14,646.0	13,858.1
Statistical Data
Net finance revenue as a % of AEA	2.13%	2.00%	2.70%	2.13%	2.81%
Operating lease margin as a % of AOL	5.64%	5.66%	6.68%	5.75%	6.82%
Net charge-offs as a % of AFR	–	0.19%	-0.11%	0.13%	-0.07%
New business volume	82.0	310.3	596.2	1,022.7	2,033.3

Results for the current quarter reflect continued good performance in aerospace, softening in rail and lower gains from equipment sales.

Aerospace has performed relatively well throughout 2009 as high lease rates, which were negotiated during the peak of the current cycle, have helped mitigate the impact of some industry softness that is resulting in lower lease rates on new and renegotiated leases. Financial weakness at some customers has prompted early re-deployments to better credits, which has helped minimize credit losses. At September 30, 2009, our commercial aircraft portfolio was fully utilized. Continuing challenges for the final quarter of 2009 reflect pressures on margin, due to softened lease rates on new deliveries and newly remarketed aircraft; and on asset sale gains, as continued illiquidity in the market impacts buyers and their ability to finance used aircraft.

Rail continued to experience deteriorating lease rates and utilization. As leases expire, fewer cars are being renewed, and those that are renewed are done so at lower rates and shorter periods. Keeping rail cars on lease continues to be a priority; we ended the third quarter at 90% utilization. Decreasing utilization also results in incremental storage and freight costs we expect to bear. We will continue to deploy a strategy where keeping cars on lease takes priority while attempting to keep lease terms short as we look to best position our cars for a market recovery and cycle turning point. The lack of buyers for rail cars has effectively reduced other income opportunities, and lower scrap steel prices has limited our ability to scrap cars. For the remainder of 2009, Rail will continue to face intense margin and utilization pressure. While market conditions have stabilized somewhat as weekly rail car loadings have improved to 2009 first quarter levels, they still remain lower than year-ago levels.

  Total net revenues were down slightly from last quarter and from the comparable prior year quarter driven by lower rents in rail and on lower gains on asset sales.

  The decrease from the prior periods in operating lease margins reflects lower lease rates, primarily in rail.

  Credit quality remained strong as collection efforts minimized charge-offs and the level of non- accrual loans remain low.

  Volume was down from last quarter, primarily due to fewer aircraft deliveries, and well below prior year levels.

  Asset balances were down 1% from the prior quarter but up 3% from a year ago reflecting pre-existing new aircraft deliveries. At September 30, 2009 there were 103 aircraft on order. See Note 11 – Commitments for additional information.

Trade Finance

Trade Finance provides factoring, receivable and collection management products, and secured financing to businesses that operate in several industries, including apparel, textile, furniture, home furnishings and electronics. Clients are U.S.-based with some international business, primarily in Asia. Revenue is primarily generated from commissions earned on factoring activities and interest on loans.

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2009	June 30, 2009	September 30, 2008	2009	2008
Earnings Summary
Interest income	$33.1	$31.0	$51.8	$95.5	$162.0
Interest expense	(17.4)	(13.1)	(20.2)	(46.6)	(63.3)
Provision for credit losses	(11.4)	(20.1)	(22.3)	(48.1)	(68.4)
Other income, commissions	41.4	46.8	52.2	132.3	149.5
Other income, excluding commissions	8.7	8.9	11.4	27.9	34.1
Goodwill and intangible assets impairment charges	–	(363.8)	–	(363.8)	–
Other expenses, excluding depreciation and goodwill and intangible assets impairment charges	(33.1)	(32.7)	(34.2)	(102.2)	(106.7)
Benefit (provision) for income taxes and noncontrolling interest	(7.2)	126.7	(14.3)	111.9	(38.2)

Net (loss) income	$14.1	$(216.3)	$24.4	$(193.1)	$69.0

Select Average Balances
Average finance receivables	$4,351.7	$5,208.6	$6,585.8	$4,985.5	$6,747.2
Average earning assets(1)	2,879.5	2,429.1	3,348.9	2,682.5	3,238.2
Statistical Data
Net finance revenue as a % of AEA	2.19%	2.95%	3.78%	2.43%	4.06%
Net charge-offs as a % of AFR	3.99%	1.09%	1.08%	2.14%	0.77%
Factoring volume	7,174.3	8,170.3	11,101.6	23,690.9	31,816.8

(1)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

The quarter’s business was negatively impacted by a loss in confidence that resulted from news on the financial condition of CIT. This loss of confidence resulted in a virtual standstill in signing new business, client terminations/notice of terminations and a hold back of business of clients that have yet to technically terminate. However, the impending bankruptcy filing also triggered an increase in customer draws against unfunded commitments resulting in a reduction to credit balances due to factoring clients. Additionally, many of our clients have switched to deferred purchase and credit guarantee contracts as the receivables pertaining to these are not owned by CIT, resulting in lower receivable balances and lower volume. For the quarter, factored volume was down 35% versus the year ago quarter, resulting in lower factoring commissions, however, pricing has been increasing since late 2008, resulting in improved commission rates. Credit has been well managed and we collected premium pricing in 2009 on the riskier client and customer accounts, while avoiding significant losses. Year to date results reflect impairment charges of $363.8 million for goodwill and intangible assets.

  Total net revenues declined from last quarter as factoring commissions were down on lower volume. Compared to the prior year periods, total net revenues were down on higher cost of funds and lower earning assets.

  Net charge-offs increased to $43 million for the September 2009 quarter from $14 million last quarter. The increase is principally related to the previously discussed acceleration of charge-off recognition of specifically reserved for accounts. Specific reserves declined from $31 million at June 2009 to $3 million at September 2009. Absent this acceleration, charge-offs would have been generally in line with prior quarter. Non-accrual loans increased to $163 million from $144 million last quarter principally driven by the addition of one large client exposure, which is well collateralized and unlikely to result in charge-offs. Both metrics remain above the prior year levels reflecting the weak retail environment.

  Receivables were down 23% from last quarter and 44% from September 2008 reflecting the previously described switch to purchase and credit guarantee contracts, which also lowered factored volume.

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

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2009	June 30, 2009	September 30, 2008	2009	2008
Earnings Summary
Interest income	$184.2	$224.8	$270.4	$639.0	$809.1
Interest expense	(138.3)	(140.5)	(162.1)	(423.2)	(477.8)
Provision for credit losses	(152.6)	(77.4)	(54.1)	(310.7)	(104.9)
Rental income on operating leases	118.6	125.2	142.3	371.0	434.0
Other income, excluding rental income	22.8	15.2	18.8	64.3	46.6
Depreciation on operating leases equipment	(106.2)	(114.3)	(128.5)	(333.0)	(394.4)
Goodwill and intangible impairment charges	–	(11.8)	(455.1)	(11.8)	(455.1)
Other expenses, excluding depreciation and goodwill and intangible impairment charges	(87.7)	(84.1)	(99.2)	(259.2)	(301.0)
Benefit for income taxes and noncontrolling interest	70.8	27.0	110.3	114.0	103.8

Net loss	$(88.4)	$(35.9)	$(357.2)	$(149.6)	$(339.7)

Select Average Balances
Average finance receivables	$11,031.1	$11,222.5	$10,885.4	$11,101.7	$10,739.3
Average operating leases	830.9	883.9	1,073.4	878.1	1,088.7
Average earning assets	11,862.2	12,106.5	11,966.2	11,979.8	12,001.3
Statistical Data
Net finance revenue as a % of AEA	1.97%	3.15%	4.08%	2.82%	4.12%
Operating lease margin as a % of AOL	5.97%	4.93%	5.14%	5.77%	4.85%

Net charge-offs as a % of AFR	3.11%	2.63%	1.46%	2.41%	1.00%
New business volume	1,290.3	1,257.5	1,791.5	3,986.4	6,398.2

Vendor Finance posted a loss for the quarter largely due to the continued need to build reserves ahead of declining credit. Charge-offs remain at elevated levels and are up slightly from last quarter. Vendor Finance is in the process of improving margins by maximizing market pricing and exiting marginal accounts. New business margins in the third quarter were higher than margins on loans that were running off the portfolio.

Results for 2009 reflect the impact from challenging global economic conditions. Fee generation remained challenged and high credit costs continued to be the prevailing factors for the negative results.

  Total net revenues were down from last quarter, primarily driven by a change in premium recognition due to the termination of the Snap-on vendor agreement, which offset higher other income. Total net revenues remained below 2008 periods, reflecting lower volumes.

  The provision for credit losses was up from last quarter and remained at elevated levels compared to 2008. Net charge-offs were up $12 million after a $32 million increase during the second quarter, mostly due to the previously discussed acceleration of charge-offs. Specific reserves declined from $28 million at June 2009 to $10 million at September 2009. Non-accrual loans increased to $286 million from $268 million last quarter. Both net charges-offs and non-accrual loans were well above the prior year levels.

  New business volume remains controlled and primarily limited to long-standing partners as we proactively managed originations to preserve liquidity.

  Total financing and leasing assets, including securitized, were down 7% for the quarter and 9% from last year, reflecting lower volume and our focus on liquidity.

Consumer Finance

Our Consumer segment includes student lending and consumer portfolios held by CIT Bank, a Utah-based state bank. The existing student loan portfolio is running off as we ceased offering government-guaranteed loans in 2008 and private loans during 2007. During 2008, in conjunction with CIT becoming a bank holding company, the bank was granted permission to convert its charter to become a Utah state bank. During the second quarter we transferred $5.7 billion of U.S. government-guaranteed student loans to the bank as part of the initial phase of our 23A waiver. CIT Bank is currently subject to Orders issued by the FDIC and UDFI (See “Bank Holding Company and CIT Bank Updates”). In its transition from a consumer lender to a commercial lender, the Bank began originating Corporate Finance loans in late 2008. As management assesses the Orders, we will originate new Corporate Finance business outside of the Bank operations.

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2009	June 30, 2009	September 30, 2008	2009	2008
Earnings Summary
Interest income	$63.9	$68.5	$142.7	$199.8	$448.8
Interest expense	(65.3)	(83.4)	(104.0)	(223.3)	(343.9)
Provision for credit losses	(52.1)	(32.5)	(65.8)	(124.7)	(248.5)
Other income	2.9	(8.3)	1.1	(9.0)	(6.4)
Other expenses	(15.8)	(14.4)	(16.9)	(52.8)	(53.7)
Benefit for income taxes and
noncontrolling interest	24.6	27.7	19.1	79.3	85.0

Net (loss) income	$(41.8)	$(42.4)	$(23.8)	$(130.7)	$(118.7)

Select Average Balances
Average finance receivables	$11,723.6	$11,989.3	$12,813.7	$12,013.5	$12,835.3
Average earning assets	11,769.6	12,080.6	12,878.1	12,082.1	12,932.9
Statistical Data
Net finance revenue as a % of AEA	-0.05%	-0.49%	1.20%	-0.26%	1.08%

Net charge-offs as a % of AFR	1.22%	1.04%	0.93%	1.15%	0.92%
New business volume	0.1	0.6	38.9	1.3	1,375.6

  Consumer segment losses reflect high credit costs and low finance revenue.

  Total net revenues increased from last quarter, as the second quarter included a closing charge in connection with the termination of a conduit, but remained well below the prior year levels. Interest income is lower in 2009 as the yield on FFELP government-guaranteed loans, which is determined by the government with reference to the 90-day CP index, fell, but our funding costs have not declined at the same pace. Other income in 2009 primarily reflects fair value charges on interest rate swaps that do not qualify for hedge accounting.

  Net charge-offs increased from last quarter as the in-school portfolio seasoned and moved to repayment. Reserves totaled $259 million at September 30, 2009, as we provision for private student loans that are expected to enter repayment status. Nonaccrual loans were $197 million, flat with the prior quarter and increased from $191 million a year ago, driven by the private student loan portfolio. We expect this higher level of charge-offs and nonperforming to continue as we run off the portfolio. At September 30, 2009, loans on non-accrual to students of a bankrupt pilot training school totaled approximately $186 million. We anticipate resolution of the pilot training school issue within the next few months, at which time the appropriate charge-offs will be taken against existing reserves.

  The student loan portfolio decreased 2% during the quarter to $11.4 billion, of which $10.8 billion are U.S. government-guaranteed loans. SLX liquidation rates have increased as large balances of loans have consolidated under the Direct Loan program. See “Concentrations” section for more detail on student lending.

Corporate and Other

Corporate and other expense is comprised primarily of net interest expense not allocated to the segments, provisions for severance and facilities exit activities (see Expense section for detail) and certain corporate overhead expenses.

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2009	June 30, 2009	September 30, 2008	2009	2008
Earnings Summary
Interest income	$6.8	$6.6	$44.8	$24.0	$114.6
Interest expense	(222.9)	(131.0)	(128.0)	(489.3)	(350.7)
Provision for credit losses	(10.1)	(27.9)	8.4	(44.2)	24.3
Rental income on operating leases	(0.6)	(0.5)	(0.5)	(1.6)	(1.5)
Other income, excluding rental income	(215.7)	(41.8)	(3.6)	(155.0)	1.7
Depreciation on operating lease equipment	0.2	0.3	–	0.8	0.3
Other expenses, excluding provision for severance and facilities exit activities and gain (loss) on debt and debt related derivative extinguishments	(49.9)	(11.8)	(25.6)	(49.1)	(50.6)
Other expenses - provision for severance and facilities exit activities	–	(22.6)	(28.4)	(42.9)	(114.5)
Other expenses - gain (loss) on debt and debt related derivative extinguishments	67.8	–	–	207.2	(142.6)
(Provision) benefit for income taxes, preferred stock dividends and noncontrolling interest	(272.4)	(480.7)	100.7	(941.9)	144.2

Net loss before preferred dividends	$(696.8)	$(709.4)	$(32.2)	$(1,492.0)	$(374.8)

  The increases for the quarter and year over year in interest expense reflects the impact of issuing higher-cost secured borrowings, including the $3 billion credit facility entered into in July 2009.

  The 2009 provision for severance and facilities exit activities reflect work force reductions and facility closing charges, including the elimination of approximately 120 employees in the second quarter and approximately 260 year to date. See Expenses section for more information.

  Gain (loss) on debt and debt-related derivative extinguishments in 2009 includes a pretax $67.8 million gain recognized on the August 17 notes repayment and the pretax gain of $139.4 million (net of costs to unwind related hedges) from the repurchase of $471 million of senior unsecured notes in the first quarter. Prior year losses of $142.6 million primarily were due to the discontinuation of hedge accounting for interest rate swaps hedging our commercial paper program.

  Other income in the current quarter includes a $285 million charge for a change in the fair value of the GSI TRS facility derivative financial instrument; partially offset by positive marks on non- qualifying hedge derivatives. Last quarter included a $25.2 million charge to mark to estimated fair value relating to the warrant issued to the U.S. Treasury in conjunction with the TARP that partially reverses the first quarter positive mark of $95.8 million. See Note 1 - Business and Summary of Significant Accounting Policies for additional information.

  The segments record tax expense or benefit as if they were reporting on a stand alone basis. Corporate and other results include tax expense of $272 million to offset the income tax benefit reported by the segments. The adjustment reflects the Company’s net operating loss position.

Preferred stock dividends and accretion, which are not included in the table above, were $41.2 million for the current quarter ($29.1 million dividend and $12.1 million accretion), $61.6 million last quarter ($48.2 million dividend and $12.4 million accretion) and $20.1 million last year. The current quarter preferred dividends includes the accrued dividends on the cumulative preferred Series D (TARP investment received in December 2008), as we previously announced the suspension of preferred dividend payments.

CONCENTRATIONS AND SELECT BUSINESS DATA

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 5.4% of our total financing and leasing assets at September 30, 2009 (the largest account being less than 1.0%) and 5.2% at year end. Excluding our student loan portfolio, our top ten owned accounts in aggregate represented 6.6% of our total owned assets at September 30, 2009 (with the largest account totaling 1.1%) and 6.3% at December 31, 2008. The largest accounts are in Transportation Finance (airlines and rail), Corporate Finance (energy), and Trade Finance (retail).

Operating Leases (dollars in millions)

	September 30, 2009	June 30, 2009	December 31, 2008
Transportation Finance - Aerospace(1)	$7,819.3	$7,894.8	$7,236.0
Transportation Finance - Rail and Other	4,418.3	4,414.7	4,248.5
Vendor Finance	802.3	864.6	958.5
Corporate Finance	193.7	206.0	263.4

Total	$13,233.6	$13,380.1	$12,706.4

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

We had 231 commercial aircraft on operating lease at September 30, 2009 compared with 216 at December 31, 2008. As of September 30, 2009, our operating lease railcar portfolio consisted of approximately 103,600 cars, including 28,800 cars under sale-leaseback contracts. Railcar utilization has slightly declined to approximately 90% of our fleet in use from 91% at June and 94% at December.

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

The Avaya agreement, which relates to profit sharing on a CIT direct origination program, extends through September 2012, pursuant to a renewal provision in the agreement.

On July 16, 2009, Snap-on Incorporated notified CIT that it was terminating the joint venture agreement, which had been scheduled to terminate January 2010. Under the terms of the agreement, Snap-On acquired CIT’s interest in the joint venture for approximately $8 million and will continue to service the portfolio owned by CIT.

On July 13, 2009, Microsoft Corporation notified CIT that it was terminating its vendor finance program agreement with the Company. Existing finance leases as of September 30, 2009 totaled approximately $660 million. The termination of this vendor finance program is not expected to have a material impact on the Company’s net income for 2009.

For additional information regarding certain of our joint venture activities, see Note 13 – Certain Relationships and Related Transactions.

Joint Venture Relationships (dollars in millions)

	September 30, 2009	June 30, 2009	December 31, 2008
Owned Financing and Leasing Assets
Dell U.S.	$1,746.1	$1,949.2	$2,188.7
Dell - International	1,427.4	1,446.6	1,503.6
Snap-on(1)	848.7	1,040.3	1,026.7
Avaya Inc.	566.0	583.9	560.9

	$4,588.2	$5,020.0	$5,279.9

Securitized Financing and Leasing Assets
Dell U.S.	$95.9	$131.2	$234.4
Avaya Inc.	83.2	94.9	167.2
Dell - International	–	9.4	16.8
Snap-on(1)	2.7	3.2	10.2

	$181.8	$238.7	$428.6

(1)	On July 16, 2009, Snap-on terminated the joint venture agreement, which had been scheduled to terminate January 2010. The balances shown represent financing and leasing assets previously associated with the joint venture.

Geographic Concentrations

The following table represents our geographic profile of our financing and leasing assets by obligor location.

Geographic Concentrations (dollars in millions)

	September 30, 2009		June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
Geographic
Northeast	$10,688.8	18.1%	$11,151.5	17.8%	$12,477.3	18.8%
Midwest	9,554.8	16.2%	10,429.0	16.6%	11,295.9	17.0%
West	8,533.6	14.4%	9,297.5	14.8%	10,043.8	15.2%
Southeast	6,858.9	11.6%	7,381.9	11.8%	8,076.6	12.2%
Southwest	5,646.3	9.5%	6,118.6	9.7%	6,435.9	9.7%

Total U.S.	41,282.4	69.8%	44,378.5	70.7%	48,329.5	72.9%
Canada	4,583.2	7.7%	4,611.1	7.4%	4,519.3	6.8%
Other international	13,285.0	22.5%	13,736.0	21.9%	13,406.1	20.3%

Total	$59,150.6	100.0%	$62,725.6	100.0%	$66,254.9	100.0%

The following table summarizes significant state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our owned financing and leasing portfolio assets.

Geographic Concentration (dollars in millions)

	September 30, 2009	June 30, 2009	December 31, 2008
State
California	7.2%	7.2%	7.7%
Texas	7.4%	7.3%	7.3%
New York	6.8%	6.7%	7.0%
All other states	48.4%	49.5%	50.9%

Total U.S.	69.8%	70.7%	72.9%

Country
Canada	7.7%	7.4%	6.8%
England	3.7%	3.9%	3.8%
Germany	2.0%	2.0%	2.1%
Mexico	2.0%	1.9%	1.9%
China	1.7%	1.7%	1.7%
Australia	1.8%	1.8%	1.3%
Brazil	1.1%	1.0%	1.4%
Spain	1.0%	1.0%	1.0%
All other countries	9.2%	8.6%	7.1%

Total International	30.2%	29.3%	27.1%

Industry Concentrations

The following table represents our financing and leasing assets by the industry of the obligor. (dollars in millions)

Industry Concentrations by Obligor (dollars in millions)

	September 30, 2009		June 30, 2009		December 31, 2008
Industry	Amount	Percent	Amount	Percent	Amount	Percent
Student lending(1)	$11,434.9	19.3%	$11,676.1	18.6%	$12,173.3	18.4%
Commercial airlines (including regional airlines)	8,981.5	15.2%	9,106.0	14.5%	8,631.9	13.0%
Manufacturing(2)	7,950.8	13.4%	8,354.5	13.3%	9,452.4	14.3%
Service industries	4,482.5	7.6%	4,628.5	7.4%	4,726.8	7.1%
Healthcare	4,033.8	6.8%	4,077.4	6.5%	4,333.5	6.5%
Retail(3)	4,019.4	6.8%	5,182.2	8.3%	5,833.6	8.8%
Transportation(4)	2,802.2	4.7%	2,976.2	4.8%	2,953.7	4.5%
Consumer based lending – non-real estate	1,842.6	3.1%	1,965.6	3.1%	2,248.6	3.4%
Communications	1,473.4	2.5%	1,524.2	2.4%	1,658.6	2.5%
Finance and insurance	1,447.3	2.5%	1,526.7	2.4%	1,629.3	2.5%
Energy and utilities	1,433.9	2.4%	1,497.4	2.4%	1,678.0	2.5%
Wholesaling	1,111.1	1.9%	1,214.0	2.0%	1,303.2	2.0%
Other (no industry greater than 2%)(5)	8,137.2	13.8%	8,996.8	14.3%	9,632.0	14.5%

Total	$59,150.6	100.0%	$62,725.6	100.0%	$66,254.9	100.0%

(1)	Includes Private (non-government guaranteed) loans of $680.8 million, $702.5 million and $739.9 million at September 30, 2009, June 30, 2009 and December 31, 2008, respectively. Loans to students at the top 5 institutions, based on outstanding exposure, represents approximately 52% of the private loan portfolio on an unpaid principal balance basis.

(2)	At September 30, 2009, includes manufacturers of apparel (1.7%), followed by food and kindred products, steel and metal products and industrial machinery and equipment.

(3)	At September 30, 2009, includes retailers of apparel (2.7%) and general merchandise (2.2%).

(4)	Includes rail, bus, over-the-road trucking industries, business aircraft and shipping.

(5)	Includes commercial real estate of $589 million, $745 million and $850 million at September 30, 2009, June 30, 2009 and December 31, 2008, respectively.

Our commercial real estate portfolio (in the Corporate Finance Segment) totaled approximately $588.7 million, net of recorded charge-offs, 1.0% of our total financing and leasing assets at September 30, 2009. The portfolio primarily consists of investments in the office and hospitality sectors, with almost half of the total portfolio collateralized by first liens. We ceased originating new investments in 2007 and the portfolio was transferred to a centralized work out group in the fourth quarter of 2008. During the third quarter of 2009, we recorded charge-offs of $118.1 million. Non-accrual loans totaled approximately $243.2 million in this portfolio at September 30, 2009.

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	September 30, 2009		June 30, 2009		December 31, 2008
	Net Investment	Number	Net Investment	Number	Net Investment	Number
By Region:
Europe	$2,663.4	84	$2,669.2	86	$2,715.7	88
Asia Pacific	2,610.3	91	2,674.6	92	2,299.6	81
U.S. and Canada	1,027.3	66	1,113.0	69	1,188.7	70
Latin America	1,348.5	41	1,332.7	41	1,343.3	41
Africa / Middle East	765.5	19	766.7	19	552.4	14

Total	$8,415.0	301	$8,556.2	307	$8,099.7	294

By Manufacturer:
Airbus	$5,004.2	148	$5,080.8	148	$4,685.9	137
Boeing	3,403.1	153	3,469.4	159	3,387.2	156
Other	7.7	–	6.0	–	26.6	1

Total	$8,415.0	301	$8,556.2	307	$8,099.7	294

By Body Type(1):
Narrow body	$6,544.1	245	$6,664.6	251	$6,268.7	237
Intermediate	1,675.3	46	1,689.6	46	1,598.8	44
Wide body	187.9	10	196.0	10	205.6	12
Other	7.7	–	6.0	–	26.6	1

Total	$8,415.0	301	$8,556.2	307	$8,099.7	294

By Product:
Operating lease	$7,713.0	231	$7,689.6	232	$7,156.6	216
Loan	557.7	64	645.1	67	711.6	70
Capital lease	58.9	3	131.8	5	140.2	5
Leverage lease (tax optimized)	43.2	1	47.7	1	49.0	1
Leverage lease (other)	42.2	2	42.0	2	42.3	2

Total	$8,415.0	301	$8,556.2	307	$8,099.7	294

Number of accounts	111		113		108
Weighted average age of fleet (years)	6		6		5
Largest customer net investment	$368.5		$375.6		$376.8
Off-lease aircraft	–		–		–

(1)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and Airbus A340 series aircraft.

Our top five commercial aerospace outstandings totaled $1,440.0 million at September 30, 2009. All of the top five outstandings are to carriers outside of the U.S. The largest outstandings to a U.S. carrier at September 30, 2009 was $156.3 million.

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

See Note 11 – Commitments for additional information regarding commitments to purchase additional aircraft.

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

Finance receivables by product type for our student lending portfolio are as follows:

Student Lending Receivables by Product Type (dollars in millions)

	September 30, 2009	June 30, 2009	December 31, 2008
Consolidation loans	$8,611.9	$8,782.5	$9,101.4
Other U.S. Government guaranteed loans	2,142.2	2,191.1	2,332.0
Private (non-guaranteed) loans and other	680.8	702.5	739.9

Total	$11,434.9	$11,676.1	$12,173.3

Delinquencies (sixty days or more)
U.S. Government guaranteed loans	$667.0	$684.5	$666.7
Private loans	19.9	19.4	22.5
Top state concentrations (%)	36%	36%	36%

Top state concentrations	California, New York,	California, New York,	California, New York,
	Texas, Ohio, Pennsylvania	Texas, Ohio, Pennsylvania	Texas, Ohio, Pennsylvania

Private Portfolio at September 30, 2009

	Total	In School	Grace, Forbearance	Loans in repayment
Non-traditional institutions	$490.8	293.8	$89.0	$108.0
Traditional institutions	107.2	44.0	32.7	30.5
Consolidation loans	83.0	–	8.9	74.1

	$681.0	337.8	$130.6	$212.6

In February 2008, a private pilot training school, whose students had outstanding loans totaling approximately $192.1 million at September 30, 2009, filed for Chapter 7 bankruptcy. Management has provided for estimated uncollectible amounts in the reserve for credit losses, and is advancing collection and work-out strategies with a goal to resolve this matter as expeditiously as possible. SLX participated in a mediation with several class counsels and the parties have reached an agreement to resolve the students’ claims against SLX, which agreement was submitted to the United States District Court for the Middle District of Florida for approval on October 27, 2009. SLX also completed a settlement of a mass action commenced by students in Georgia, which is binding upon 37 SLX borrowers. The Attorneys General of several states also engaged in a review of the impact of the helicopter pilot training school’s closure on the student borrowers and any possible role of SLX.

Loans to students at the top 5 institutions, based on outstanding exposure, represent approximately 52% of the private loan portfolio on an unpaid principal balance (UPB) basis at September 30, 2009. See Note 12 – Contingencies for more information.

OTHER ASSETS / OTHER LIABILITIES

The following tables summarize our other assets and accrued liabilities and payables.

Other Assets and Other Liabilities and Payables (dollars in millions)

	September 30, 2009	June 30, 2009	December 31, 2008
Other Assets
Receivables from counterparties(1)	$1,522.6	$1,393.6	$1,492.6
Deposits on commercial aerospace flight
equipment	603.1	532.8	624.3
Equity and debt investments	430.3	432.3	486.6
Accrued interest and dividends	397.9	403.1	480.8
Investments in and receivables from
non-consolidated subsidiaries	147.9	181.2	257.1
Furniture and fixtures	149.0	154.9	168.3
Prepaid expenses	86.3	91.3	64.1
Repossessed assets and off lease
equipment	43.3	45.2	21.3
Miscellaneous receivables and other assets	1,191.0	1,030.8	994.0

	$4,571.4	$4,265.2	$4,589.1

Accrued Liabilities and Payables
Accrued expenses	$565.0	$557.1	$745.4
Equipment maintenance reserves	549.9	497.4	469.9
Accrued interest payable	553.9	465.9	539.5
Accounts payable	331.4	336.3	3.9
Security and other deposits	210.2	257.7	225.4
Current and deferred taxes	(55.0)	(71.1)	(142.9)
Other liabilities	378.1	397.7	450.1

	$2,533.5	$2,441.0	$2,291.3

(1)	Balance relates to receivables associated with the Goldman Sachs lending facility related to debt discount and settlements resulting from market value changes to asset-backed securities underlying the facility.

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

As of September 30, 2009, the Company’s loan and lease portfolio is approximately evenly split (50%) between fixed rate and floating rate assets and our liabilities, after taking into consideration the remaining derivatives and the plan of reorganization, will be primarily fixed rate obligations. Given the changes in our derivative portfolio and higher percentage of fixed rate liabilities, the Company is exposed to interest rate movements as its assets are more sensitive to repricing than its liabilities. Additionally, the Company may experience volatility in its equity account due to changes in foreign exchange rates as foreign exchange contracts designed to limit balance sheet translation adjustments have been terminated. Upon consummation of the Plan of Reorganization, the Company expects it will reassess its hedge requirements and reestablish hedge counterparty relationships where economically appropriate.

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

Further, in light of the restructuring plan that will result in significant changes to the Company’s asset size and mix and capital structure, management does not consider these measurements to be meaningful information at September 30, 2009.

Supplemental Funding and Liquidity Related Information

The following tables summarize significant contractual payments and projected cash collections, and contractual commitments at September 30, 2009. The amounts impacted by the bankruptcy filing that are shown in the following table will not be reflective of the amounts payable following consummation of the reorganization. Certain debt balances will be reduced or eliminated, and the currently scheduled payment dates will be extended.

Payments and Collections by Year, for the twelve months ended September 30, (1) (dollars in millions)

	Total	2010	2011	2012	2013	2014 +
Bank lines	$3,100.0	$2,100.0	–	$1,000.0	–	–
Unsecured notes	30,087.8	5,572.3	6,373.5	2,872.4	4,286.6	10,983.0
Junior, subordinated notes and
convertible	2,098.9	–	199.9	–	–	1,899.0

Total impacted by bankruptcy filing	35,286.7	7,672.3	6,573.4	3,872.4	4,286.6	12,882.0

Deposits	5,233.7	1,148.1	1,309.8	1,376.1	550.0	849.7
Secured borrowings(2)	19,458.6	5,293.6	1,684.9	4,189.9	1,245.2	7,045.0
Credit balances of factoring clients	898.3	898.3	–	–	–	–
Lease rental expense	345.6	38.4	35.2	33.3	31.3	207.4

Total contractual payments	61,222.9	15,050.7	9,603.3	9,471.7	6,113.1	20,984.1

Finance receivables(2)(3)	45,280.9	9,620.0	5,322.6	5,290.8	4,222.3	20,825.2
Operating lease rental income(4)	6,324.1	1,650.0	1,316.8	932.8	692.5	1,732.0
Finance and leasing assets held for sale(5)	436.9	436.9	–	–	–	–
Cash and due from banks and deposits with banks(6)	5,810.7	5,810.7	–	–	–	–
Retained interest in securitizations and other investments	165.3	61.6	58.9	8.1	5.5	31.2

Total projected cash collections	58,017.9	17,579.2	6,698.3	6,231.7	4,920.3	22,588.4

Net projected cash collections (payments)	$(3,205.0)	$2,528.5	$(2,905.0)	$(3,240.0)	$(1,192.8)	$1,604.3

(1)	Excludes projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items. Also excludes obligations relating to postretirement programs.

(2)	Includes non-recourse secured borrowings, which is generally repaid in conjunction with the pledged receivable maturities. For student lending receivables, due to certain reporting limitations, the repayment of both the receivable and borrowing includes a prepayment component. The 2011 unsecured borrowings contractual payments includes $428 million for a bond with a 2017 maturity for which the bondholders have an option to put the bond back to CIT in June 2010.

(3)	Based upon carrying value, including unearned discount; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.

(4)	Rental income balances include payments from lessees on sale-leaseback equipment. See related CIT payment in schedule below.

(5)	Based upon management’s intent to sell rather than hold to contractual maturities of underlying assets.

(6)	Includes approximately $1.7 billion of cash held at our Utah bank that can be used solely by the bank to originate loans or repay deposits.

Commitment Expiration by twelve month periods ended September 30 (dollars in millions)

	Total	2010	2011	2012	2013	2014 +
Financing commitments(1)	$3,784.5	$754.2	$876.7	$1,075.3	$676.2	$402.1
Financing commitments - vendor receivables(2)	1,006.6	549.7	378.0	56.6	22.2	0.1
Aerospace and other manufacturer purchase
commitments	4,982.5	491.6	784.1	900.7	677.8	2,128.3
Letters of credit	715.4	341.0	128.7	96.2	82.6	66.9
Sale-leaseback payments (primarily Rail)	1,674.7	164.0	157.5	142.8	140.6	1,069.8
Guarantees, acceptances and other recourse
obligations	1,115.7	1,115.7	–	–	–	–
Liabilities for unrecognized tax obligations(3)	41.1	–	41.1	–	–	–

Total contractual commitments	$13,320.5	$3,416.2	$2,366.1	$2,271.6	$1,599.4	$3,667.2

(1)	Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2)	Commitments related to vendor receivables for which the manufacturer has financing commitment as explained below.

(3)	The balance can not be estimated past 2010; therefore the remaining balance is reflected in 2011. See Income Taxes section for discussion of unrecognized tax obligations.

Financing commitments declined from $4.5 billion at June 30, 2009, to $3.8 billion at September 30, 2009, excluding the impact of an approximate $1.0 billion increase in additional funding commitments associated with vendor receivables described below. This decline reflected an increase in covenant restrictions combined with the expiration and utilization of financing commitments during the period. The Company experienced higher than usual utilization of financing commitments beginning the end of June that continued through mid-July. Specifically, over $700 million of draws on unfunded commitments occurred during the week of July 13, 2009 just prior to the Company obtaining the $3 billion secured credit facility. The greatest level of drawdowns were from asset-based loans for which CIT was the lead agent, which totaled just over $500 million. At September 30, 2009, unfunded commitments related to lead agented asset-based loans totaled $760 million, down from $1,085 million at June 30, 2009. Subsequent to securing the $3 billion secured credit facility in July, the Company experienced a modest level of net repayments of lines previously drawn totaling approximately $500 million from the weeks of July 27 to September 21. Net repayments over this period could have been a result of the excessive draw activity in the week of July 13 due to headline risk surrounding CIT’s possible bankruptcy filing. Since announcing the filing of its pre-packaged plan of reorganization on November 1, 2009, the Company has not experienced any unusual increase in usage of unfunded financing commitments.

During the second quarter, a Vendor Finance contract with a particular manufacturer was renegotiated and the receivables and associated commitments that were previously off-balance sheet were brought on-balance sheet. The manufacturer is obligated to provide CIT the funds necessary for CIT to disburse to the customer, therefore these arrangements do not present liquidity risk to the Company. Financing commitments shown above also exclude roughly $2.7 billion of commitments that were not available for draw due to requirements for asset / collateral availability or covenant conditions at September 30, 2009, relatively unchanged from June 30, 2009.

As of September 30, substantially all of our commercial commitments are senior facilities, with approximately 59% secured by equipment or other assets and the remainder supported by cash-flow or enterprise value. The vast majority of CIT’s commitments are syndicated transactions. CIT is the lead agent in roughly 40% of the facilities. The vast majority of our undrawn and available financing commitments are in our Corporate Finance segment where the average unfunded and available commitment balance is approximately $5.8 million and the top ten undrawn and available commitments aggregate to less than $400 million.

Due to liquidity concerns, draw request peaked at the beginning of the quarter leading to increased utilization. While we have not noted any unusual requests subsequent to our pre-packaged plan of reorgnization filing we expect some continued increases in utilization throughout 2009, which has been contemplated in our 12 month liquidity plan. The Company monitors line utilization on a daily basis and updates its liquidity forecast and funding plans accordingly.

SECURED BORROWINGS AND ON-BALANCE SHEET SECURITIZATION TRANSACTIONS

Capital markets dislocations that affected us in the second half of 2007 and throughout 2008 caused us to primarily rely on secured financing to satisfy our funding requirements. These transactions do not meet the accounting requirements for sales treatment and are therefore recorded as non-recourse secured borrowings. Certain cash balances associated with these borrowings are restricted.

See Note 4 - Debt for a summary of financing and leasing assets pledged/encumbered and the related secured borrowings.

At September 30, 2009, a total of $5,689.6 million of financing and leasing assets, comprised of $3,534.5 million in Corporate Finance receivables, $700.6 million in Consumer receivables and $1,454.5 million in commercial aerospace equipment under operating lease in Transportation Finance, were pledged in conjunction with $3,498.2 million in secured debt issued to investors under the Goldman Sachs facility. Amounts funded to the Company under the facility, net of margin call balance, totaled $1,975.6 million (of total $3 billion available) at September 30, 2009, as $1,522.6 million (reflected in other assets) is owed to CIT from Goldman Sachs for debt discount and settlements resulting from market value changes to asset-backed securities underlying the structure.

Pursuant to an October 2009 amendment, the commitment amount of the GSI Facility has been reduced to $2.125 billion, effectively eliminating the currently unused portion of the facility, and CIT Financial Ltd. (“CFL”), a wholly owned subsidiary of the Company, agreed to post additional collateral to secure amounts due to GSI under the GSI Facility. In connection with the reduction of the commitment amount of the GSI Facility, CFL made a payment of approximately $285 million in October 2009 representing the proportional termination fee payment to GSI as required for any such reduction under the original terms of the GSI Facility. CFL also posted $250 million additional collateral in October 2009 when the facility was amended, which amount will fluctuate over time pursuant to the terms of the amendment.

Credit Facility and Expansion Credit Facility

On July 20, 2009, CIT entered into the $3 billion Credit Facility with Barclays Bank PLC and other lenders. As of August 4, 2009, the Company had drawn the entire $3 billion in financing under the Credit Facility. The Credit Facility is secured by a perfected first priority lien on substantially all unencumbered assets of the Borrowers and Guarantors, which includes 65% of the voting and 100% of the non-voting stock of other first-tier foreign subsidiaries (other than direct subsidiaries of the Company, in each case owned by a Guarantor), 100% of the stock of CIT Aerospace International (except one nominee share) and between 49% and 65% of certain other material non-U.S., non-regulated subsidiaries.

On October 28, 2009, the Company and certain of its subsidiaries amended and restated the Credit Facility through the Expansion Credit Facility to expand the commitments thereunder by an incremental $4.5 billion. The Expansion Credit Facility is secured by substantially the same assets as the Credit Facility, plus any additional collateral which becomes available as a result of the Company’s repayment of certain refinanced indebtedness. See Note 4 – Debt for additional terms of the Credit Facility and Expanded Credit Facility.

Cash Sweep and Required Cash Sweep Payments

Under the terms of the Credit Facility, the New Notes, and the Junior Credit Facilities, the Company will be required to use certain cash collections from certain business units and segments to repay on an accelerated basis amounts owing under the Credit Facility, the Expansion Credit Facility, the New Notes, and the Junior Credit Facilities (the “Cash Sweep”), subject to certain exceptions, obligations, and permissible investments, and after payment of certain fees, costs, and expenses in the ordinary course of business. Each Restricted Subsidiary (generally any subsidiary other than a regulated entity, joint venture, certain special purpose entities, or immaterial subsidiaries) must deposit at least monthly cash or cash equivalents generated by its business in certain designated deposit or securities accounts owned by CIT or one or more Guarantors (collectively, “Sweep Accounts”).

The amount of the Cash Sweep equals an applicable percentage of each such business unit’s or segment’s freely transferable cash collections generated by owned assets, after deducting (i) operating and other expenses incurred in the ordinary course of business consistent with past practice, (ii) costs of servicing assets in the ordinary course of business, (iii) payments for third party financing (including securitizations, conduits, or similar financings, total return swaps, or secured debt) or payments under operating leases related to Transportation Finance, and (iv) cash held by or for third parties (including securitization entities) and amounts required to be posted in restricted accounts. Freely transferable cash does not include cash collections received by Regulated Entities or by legal entities operating outside of the United States, if repatriation to the U.S. would violate applicable law or result in an adverse tax or regulatory issue, and amounts previously included in the Cash Sweep in error (including refunded collections). The applicable percentage for Corporate Finance (excluding Small Business Lending), Student Lending, Rail and Aerospace is 100% of net freely transferable cash collections. The applicable percentage for Trade Finance, U.S. Vendor Finance, and Small Business Lending is 0% of net freely transferable cash collections before its operating platform and people have been transferred into CIT Bank, and 100% generated by assets remaining after the platform transfer.

The Company may use amounts on deposit in the Sweep Accounts:

(a)	to pay obligations under the Credit Facility and the Expansion Credit Facility,

(b)	after the Credit Facility and the Expansion Credit Facility are repaid in full, to repurchase, repay or redeem New Notes or the Junior Credit Facilities,

(c)

to make any investments in CIT Bank or any other Regulated Subsidiary required by, or necessary or prudent under, applicable federal banking laws or any other applicable domestic or foreign law or regulation, or required by any governmental authority or pursuant to any governmental approval, waiver, consent, stipulation, agreement or commitment (“Required Bank Investment”); provided that CIT does not have other available cash, or

(d)	if no default or event of default has occurred and is continuing, and if the Company does not have other available cash of more than $500 million, then the Company may use amounts in the Sweep Accounts:

(i)

to make payments related to contractual commitments to purchase aerospace and railcar assets (including related progress payments) in existence on October 12, 2009, net of any related committed financing, and required payments on certain qualified debt obligations, in each case for the succeeding twelve month period, and to build a reserve of 50% of future obligations under committed and undrawn lines in respect of transactions in which CIT or a Restricted Subsidiary is lead agent (“TTF Requirements”),

(ii)

to make (A) a short term loan or advance (12 months or less) to any Regulated Subsidiary related to or in connection with a platform transfer, or (B) Investments in Regulated Subsidiaries of up to $400 million in any yearly period (“Permitted Bank Investments”),

(iii)	to pay scheduled payments on certain qualified debt obligations,

(iv)	to fund other available cash, or

(v)

to invest not more than (A) $500 million in the aggregate during any twelve month period in the Corporate Finance (excluding Small Business Lending), Rail and Aerospace business units or segments, plus (B) an amount equal to the aggregate of contractual commitments in existence on October 12, 2009 to purchase or fund such Corporate Finance assets (“Business Reinvestments”).

The Company will be required on a quarterly basis to apply an amount equal to the Available Sweep Amount, and to use commercially reasonable efforts (taking into account other near-term obligations and other liquidity sources) to apply Excess Sweep Amounts, if any, (x) to repay obligations under the Credit Facility and (y) after the repayment of all obligations under the Credit Facility, to redeem at par or repurchase or repay notes or the Junior Credit Facilities (including purchases of notes in open-market transactions, pursuant to tender offers or otherwise).

“Available Sweep Amount” for any applicable quarter equals (a) the amount of the Cash Sweep at the end of such quarter plus other available cash in excess of $500 million minus (b) the sum of (i) TTF Requirements, (ii) Permitted Bank Investments which are both allowed and expected to be made, (iii) Required Bank Investments which either are or will be required to be made, and (iv) the amount of Business Reinvestments permitted to be made in the next twelve months.

“Excess Sweep Amounts” for any applicable quarter equals (a) the amount of the Cash Sweep at the end of such quarter minus (b) the sum of (i) $1.5 billion and (ii) the Available Sweep Amount payable for such quarter.

The Cash Sweep will effectively result in the gradual liquidation of the assets of Corporate Finance (except Small Business Lending), Student Lending, Rail and Aerospace, except to the extent of commitments existing on October 12, 2009, until such time, if ever, that they are transferred into CIT Bank. The Cash Sweep will also limit the ability of Trade Finance, U.S. Vendor Finance, and Small Business Lending to grow prior to when they are transferred into CIT Bank.

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Program

The capital markets dislocation that persisted in 2009 impeded any off-balance sheet financing during the first and second quarter, resulting in increased use of structures that are accounted for as on-balance sheet secured financings pursuant to accounting standards on Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The following table summarizes data relating to our off balance sheet securitization programs.

Securitized Assets (dollars in millions)

	September 30, 2009	December 31, 2008
Securitized Assets:
Vendor Finance	$389.1	$783.5
Corporate Finance	591.0	785.3

Total securitized assets	$980.1	$1,568.8

Securitized assets as a % of
owned and securitized assets	1.6%	2.3%

Our securitized retained interests had a carrying value at September 30, 2009 of $165.3 million, down from $229.4 million at December 31, 2008. Retained interests are subject to credit and prepayment risk. Securitized assets are subject to the same credit granting and monitoring processes which are described in the “Credit Risk Management” section. The following table presents the retained interest components.

Retained Interest Components At September 30, 2009

	Vendor Finance/Corporate Finance
	Commercial Equipment Leases	Small Business Lending

Retained subordinated securities	$69.6	$44.0
Interest-only strips	1.4	6.1
Cash reserve accounts	42.1	2.1

	$113.1	$52.2

The following summarizes the key assumptions used in measuring the fair value of retained interest in securitized assets at September 30, 2009:

	Commercial Equipment Leases	Small Business Lending
Weighted-average life (in years)	1.1	3.4
Weighted average prepayment speed	7.91%	17.18%
Weighted average expected credit losses	1.35%	3.31%
Weighted average discount rate	9.00%	14.00%

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

CAPITALIZATION

Regulatory Capital Ratios (dollars in millions)

Tier 1 Capital	September 30, 2009	June 30, 2009	December 31, 2008
Total stockholders' equity	$5,085.8	$6,078.9	$8,124.3
Effect of certain items in accumulated other comprehensive loss
excluded from Tier 1 Capital	97.9	130.6	138.5

Adjusted total equity	5,183.7	6,209.5	8,262.8
Qualifying minority interest	31.9	32.4	33.0
Less: Goodwill	–	–	(568.1)
Disallowed intangible assets	–	–	(130.5)
Investment in certain subsidiaries(1)	(1.4)	(2.5)	(22.0)
Other Tier 1 components(1)(2)	(106.5)	(81.5)	(76.4)

Tier 1 Capital	5,107.7	6,157.9	7,498.8
Tier 2 Capital
Long-term debt and other instruments qualifying as Tier 2 Capital	1,899.0	1,899.0	1,899.0
Qualifying reserve for credit losses	857.4	890.3	993.8
Other Tier 2 components	(1.4)	(2.5)	(21.9)

Total qualifying capital	$7,862.7	$8,944.7	$10,369.7

Risk-weighted assets	$67,596.9	$69,998.1	$79,403.2

Tier 1 Capital Ratio	7.6%	8.8%	9.4%
Total Capital Ratio	11.6%	12.8%	13.1%

(1)	Reclassified to conform to current quarter’s presentation.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments, and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable equity securities (net of tax).

The regulatory capital guidelines applicable to CIT, as a bank holding company, are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). We compute the capital ratios in accordance with the Federal Reserve capital guidelines for purposes of assessing the adequacy of our capital for both the Company and CIT Bank. To be well capitalized, a BHC generally must maintain Tier 1 and total risk-based capital of at least 6% and 10%, respectively. In order to be considered a “well capitalized” depository institution under the FDIC guidelines, CIT Bank must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, and a Tier 1 leverage ratio of at least 5%. In connection with our becoming a bank holding company, we agreed with the Federal Reserve Board to certain capital ratios in excess of these “well capitalized” levels. Accordingly, for a period of time, CIT and CIT Bank are expected to maintain a total capital ratio of at least 13% and a Tier 1 leverage capital ratio of at least 15%, respectively. At September 30, 2009, the Company’s total risk based capital decreased to 11.6%.

Subsequent to our plan of reorganization, our capital structure will be significantly less leveraged than shown in the table and our capital ratios are expected to exceed our regulatory standards, in line with the most financially sound of our peers.

Although the Consolidated/Holding Company's capital ratio is below the ratio committed to regulators, as of September 30, 2009 and December 31, 2008, CIT Bank was well capitalized under the regulatory framework of prompt corrective action.

The Federal Reserve Board also has established minimum ratio guidelines. The minimum ratios are: Tier 1 capital ratio of 4.0%, total capital ratio of 8.0% and leverage ratio of 4.0%.

See Note 8 – Regulatory Capital for related detail.

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

  Reserve for Credit Losses

  Impaired Loans

  Fair Value Determinations

  Retained Interests in Securitizations

  Lease Residual Values

  Liabilities related to uncertain tax positions and Tax Reserves and Allowances

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

Non-GAAP Reconciliations (dollars in millions)

	September 30, 2009	June 30, 2009	December 31, 2008
Owned and securitized assets(1)

Finance receivables	$45,280.9	$48,730.3	$53,126.6

Operating lease equipment, net	13,233.6	13,380.1	12,706.4
Financing and leasing assets held for sale	436.9	427.3	156.1
Equity and venture capital investments (included in other assets)	199.1	188.0	265.8

Total financing and leasing portfolio assets	59,150.5	62,725.7	66,254.9
Securitized assets	980.1	1,115.9	1,568.8

Owned and securitized assets	$60,130.6	$63,841.6	$67,823.7

Earning assets(2)
Total financing and leasing portfolio assets	$59,150.5	$62,725.7	$66,254.9
Credit balances of factoring clients	(898.3)	(2,671.8)	(3,049.9)

Earning assets	$58,252.2	$60,053.9	$63,205.0

Total tangible capital(3)

Total common stockholders' equity	$1,927.0	$2,932.2	$5,138.0
Other comprehensive loss (income)
relating to derivative financial
instruments	9.8	34.9	136.9
Unrealized gain on securitization investments	2.2	3.6	1.3
Goodwill and intangible assets	–	–	(698.6)

Tangible common stockholders' equity	1,939.0	2,970.7	4,577.6

Junior subordinated notes and convertible equity units	2,098.9	2,098.9	2,098.9
Preferred stock	3,158.8	3,146.7	2,986.3

Total tangible stockholders' equity	$7,196.7	$8,216.3	$9,662.8

	Quarters Ended			Nine Months Ended
Total net revenues(4)	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest income	$556.6	$614.5	$907.7	$1,810.7	$2,814.1
Rental income on operating
leases	471.7	473.5	492.2	1,420.4	1,491.2

Finance revenue	1,028.3	1,088.0	1,399.9	3,231.1	4,305.3
Interest expense	(693.8)	(633.6)	(765.3)	(1,984.5)	(2,344.5)
Depreciation on operating lease
equipment	(282.6)	(286.6)	(284.7)	(851.2)	(859.4)

Net finance revenue	51.9	167.8	349.9	395.4	1,101.4
Other income	(166.8)	(198.8)	142.7	(177.6)	372.6

Total net revenues	$(114.9)	$(31.0)	$492.6	$217.8	$1,474.0

(1)	Owned and securitized assets are utilized in certain credit and expense ratios. Securitized assets are included in owned and securitized assets because CIT retains certain credit risk and the servicing related to assets that are funded through securitizations.

(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount, which corresponds to amounts funded, is a basis for revenues earned.

(3)	Tangible capital is utilized in leverage ratios, and is consistent with certain rating agency measurements. Other comprehensive income/losses and unrealized gains (losses) on securitization investments (both included in the separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.

(4)	Total net revenues are the combination of net finance revenues and other income.

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

  capital markets liquidity,

  risks of and/or actual economic slowdown, downturn or recession,

  industry cycles and trends,

  uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

  adequacy of reserves for credit losses,

  risks inherent in changes in market interest rates and quality spreads,

  funding opportunities, deposit taking capabilities and borrowing costs,

  risks that the Credit Facility with Barclays Bank and certain lenders will not provide the liquidity the Company is seeking due to material increases in customer drawdowns on outstanding commitments,

  risks that the Company is unsuccessful in its efforts to effectuate a comprehensive restructuring of its capital structure,

  risks of the Company’s pending proceedings under the U.S. Bankruptcy Code,

  risks that the Company will be unable to comply with the terms of the Written Agreement with the Reserve Bank or the Orders of the FDIC and UDFI,

  conditions and/or changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets,

  risks associated with the value and recoverability of leased equipment and lease residual values,

  application of fair value accounting in volatile markets,

  application of goodwill accounting in a recessionary economy,

  changes in laws or regulations governing our business and operations,

  changes in competitive factors,

  demographic trends,

  future acquisitions and dispositions of businesses or asset portfolios, and regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees about our performance. We do not assume the obligation to update any forward-looking statement for any reason.

ITEM 4. Controls and Procedures

There have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures and have concluded that such procedures are effective as of September 30, 2009.

Part II—Other Information

ITEM 1. Legal Proceedings

SECURITIES CLASS ACTION

In July and August 2008, putative class action lawsuits were filed in the United States District Court for the Southern District of New York (the “New York District Court”) against CIT, its Chief Executive Officer and its Chief Financial Officer. In August 2008, a putative class action lawsuit was filed in the New York District Court by a holder of CIT-PrZ equity units against CIT, its CEO, CFO, former Executive Vice President and Controller and members of its Board of Directors. In May 2009, the Court consolidated these three shareholder actions into a single action and appointed Pensioenfonds Horeca & Catering as Lead Plaintiff to represent the proposed class, which consists of all acquirers of CIT securities from December 12, 2006 through March 5, 2008, who allegedly were damaged, including acquirers of CIT-PrZ preferred stock pursuant to the October 17, 2007 offering of such preferred stock.

In July 2009, the Lead Plaintiff filed a consolidated amended complaint alleging violations of the Securities Exchange Act of 1934 (“1934 Act”) and the Securities Act of 1933 (“1933 Act”). Specifically, it is alleged that the Company, its CEO, CFO, former Executive Vice President and Controller, and a former Vice Chairman violated Section 10(b) of the 1934 Act by allegedly making false and misleading statements and omissions regarding CIT’s subprime home lending and student lending businesses. The allegations relating to the Company’s student lending businesses are based upon the assertion that the Company failed to account in its financial statements or, in the case of the preferred stockholders, its registration statement and prospectus, for private loans to students of a helicopter pilot training school, which it is alleged were highly unlikely to be repaid and should have been written off. The allegations relating to the Company’s home lending business are based on the assertion that the Company failed to fully disclose the risks in the Company’s portfolio of subprime mortgage loans. It also is alleged that its CEO, CFO, former Executive Vice President and Controller and a former Vice Chairman violated Section 20(a) of the 1934 Act as controlling persons of the Company. The lead Plaintiff also alleges that the Company, its CEO, CFO, and former Executive Vice President and Controller and those Directors of the Company who signed the registration statement in connection with the October 2007 CIT-PrZ preferred offering violated Sections 11 and/or 12 of the 1933 Act by making false and misleading statements concerning the Company’s student lending business as described above. It also is alleged that its CEO and CFO, as well as the Directors who signed the registration statement, violated Section 15 of the 1933 Act as controlling persons of the Company.

In September 2008, a shareholder derivative lawsuit was filed in the New York District Court on behalf of CIT against its CEO and members of its Board of Directors, alleging defendants breached their fiduciary duties to CIT and abused the trust placed in them by wasting, diverting and misappropriating CIT’s corporate assets. Also in September 2008, a similar purported shareholder derivative action was filed in New York County Supreme Court against CIT’s CEO, CFO and members of its Board of Directors. On October 10, 2009, the derivative shareholder plaintiffs served their amended derivative complaint, generally alleging that certain CIT directors and officers breached their fiduciary duties to CIT and its shareholders and unjustly enriched themselves by taking compensation and causing CIT to engage in risky subprime and student lending businesses and failing to disclose this “high-risk” activity to shareholders. In addition to certain current and former CIT directors, the amended derivative complaint names as defendants, CIT’s CEO, CFO, former Executive Vice President and Controller, and a former Vice Chairman.

In these shareholder and derivative lawsuits, plaintiffs seek, among other relief, unspecified damages and interest. CIT believes the allegations in these complaints are without merit and intends to vigorously defend against the allegations.

PILOT TRAINING SCHOOL BANKRUPTCY

In February 2008, a helicopter pilot training school (the “Pilot School”) filed for bankruptcy and ceased operating. Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT engaged in the student lending business, had originated private (non-government guaranteed) loans to approximately 2,600 students of the Pilot School, which totaled approximately $196.8 million in principal and accrued interest, SLX ceased originating new loans to students of this school in September 2007, but a majority of SLX’s student borrowers had not completed their training when the school ceased operations.

After the Pilot School filed for bankruptcy and ceased operations, SLX voluntarily placed those students who were attending school at the time of the closure “in grace” such that no payments under their loans have been required to be made and no interest on their loans have been accruing. Multiple lawsuits, including putative class action lawsuits and collective actions, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws. SLX participated in a mediation with several class counsels and the parties have reached an agreement to resolve the students’ claims against SLX, which agreement was submitted to the United States District Court for the Middle District of Florida for approval on October 27, 2009. Upon preliminary approval of the settlement by the Court and after giving notice to the students, the students will have the right to opt out of the class settlement. Based on the assumption that no students will opt out of the class settlement and the Court will overrule any objections and finally approve the settlement, CIT expects to charge off approximately $120 million in the fourth quarter which has been fully reserved. SLX also completed a settlement of a mass action commenced by students in Georgia, which is binding upon 37 SLX borrowers. The Attorneys General of several states also engaged in a review of the impact of the Pilot School’s closure on the student borrowers and any possible role of SLX. SLX cooperated in the review and has reached agreement with twelve state Attorneys General, pursuant to which, among other things, the Attorneys General support the class settlement SLX has filed with the court.

NOTEHOLDER ACTIONS CONCERNING $3 BILLION FACILITY

In September 2009, three noteholders filed a derivative action in the Delaware Chancery Court (the “Delaware Action”) against the directors of CIT Group Funding Company of Delaware, LLC (“CIT Funding”), alleging that the directors breached their fiduciary duties to CIT Funding by allowing CIT Funding to guaranty and grant liens upon its assets in connection with the $3 billion financing facility entered into by the Company in July 2009 (the “Funding Facility”).

On the same date, a group of noteholders, including the plaintiffs in the Delaware Action, commenced an action in the United States District Court for the Southern District of New York against CIT Funding and many of the lenders involved in the Funding Facility. Plaintiffs brought the action on behalf of themselves and a purported class of all holders or owners of notes issued by CIT Funding. Plaintiffs assert the Funding Facility constituted a fraudulent transfer under New York law, and accordingly should be annulled. Plaintiffs also allege that additional claims against the defendants and others may exist in the event of a bankruptcy filing by CIT Group Inc. and/or any of its affiliates.

The parties have reached an agreement in principle pursuant to which these actions will be dismissed with prejudice following the effective date of the Company’s Amended Plan of Reorganization.

VENDOR FINANCE BILLING AND INVOICING INVESTIGATION

In the second quarter of 2007, the office of the United States Attorney for the Central District of California requested that CIT produce the billing and invoicing histories for a portfolio of customer accounts that CIT purchased from a third-party vendor. The request was made in connection with an ongoing investigation being conducted by federal authorities into billing practices involving that portfolio. Certain state authorities, including California, have been conducting a parallel investigation. The investigations are being conducted under the Federal False Claims Act and its state law equivalents. CIT is cooperating with these investigations, and substantial progress has been made towards a resolution of the investigations. Based on the facts known to date, CIT believes its exposure will not be material.

LEHMAN BROTHERS BANKRUPTCY

In conjunction with certain hedging activities, the Company had counterparty receivables from Lehman Special Financing Inc. (“LSF”), a subsidiary of Lehman Brothers Holding Inc. (“Lehman”) totaling $33 million related to derivative transactions. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LSF also filed a Chapter 11 petition in the same court. The Company terminated the swaps prior to the bankruptcy, but has not received payment for the amounts owed. Based on management’s assessment of the collectibility of the outstanding balances, the Company recorded a $15 million pretax valuation charge in the fourth quarter of 2008 and an additional $4.7 million pretax valuation charge in the second quarter of 2009. CIT believes the remaining claim is collectible.

RESERVE FUND INVESTMENT

At September 30, 2009, the Company had a remaining principal balance of $48 million (of an initial investment of $600 million) invested in the Reserve Primary Fund (the “Reserve Fund”), a money market fund. In September 2008, the Company requested redemption and received confirmation with respect to a 97% payout. As a result, the Company accrued a pretax charge of $18 million in the third quarter of 2008.

In February 2009, the Reserve Fund set aside $3.5 billion in a special reserve under the plan of liquidation, to cover potential liabilities for damages and associated expenses related to lawsuits and regulatory actions against the Reserve Fund, which limits the potential payout to 92%. In May 2009, the SEC sought an injunction prohibiting payments from the special damages reserve. If the SEC prevails, the monies in the special damages reserve should be distributed to investors in accordance with the Reserve Fund’s orderly liquidation. The timing and amount, if any, of any additional distribution by the Reserve Fund cannot be determined at this time, although CIT believes that most of the remaining claim is collectible.

OTHER LITIGATION

In addition, there are various legal proceedings and government investigations against or including CIT, which have arisen in the ordinary course of business. While the outcomes of the ordinary course legal proceedings and the related activities are not certain, based on present assessments, management does not believe that they will have a material adverse effect on CIT.

ITEM 1A. Risk Factors

Risk Factors

The restructuring transactions that will be effectuated under the Plan of Reorganization involve a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below as well as the other information appearing elsewhere in this Quarterly Report on Form 10-Q before making a decision whether to invest in the Company. References in these Risk Factors to the “Plan of Reorganization” are references to CIT Group Inc.’s Plan of Reorganization under Chapter 11 of the Bankruptcy Code as such plan is described in the Offering Memorandum and Disclosure Statement by CIT Group Inc. and CIT Group Funding Company of Delaware LLC, relating to offers to exchange certain outstanding notes and solicitation to the holders of such notes to accept a prepackaged plan of reorganization, as amended October 16, 2009 (the “Offering Memorandum and Disclosure Statement”). The following terms used in these Risk Factors shall have the meanings ascribed to them in the Offering Memorandum and Disclosure Statement: “Ballots”, “Bankruptcy Code”, “Contingent Value Rights”, “Credit Facility”, “Delaware Funding”, “Expansion Credit Facility”, “Master Ballots”, “New Common Interests”, “New Notes”, “Old Notes”, “Plan of Reorganization”, “Senior Credit Facility” and “Written Agreement”.

Risks Related to Failure to Receive Confirmation, and/or Delays in Receipt of Confirmation, of the Plan of Reorganization from the Bankruptcy Court

The Plan of Reorganization may not be confirmed and our restructuring efforts may not be successful.

     The Plan of Reorganization is designed to improve the Company’s consolidated balance sheet and capital structure by decreasing the Company’s outstanding consolidated debt and significantly reducing its annual interest expense. However, these efforts may not be successful. Accordingly, we cannot assure you that we will be able to achieve our objectives with respect to the business restructuring strategy, regardless of whether the Plan of Reorganization is confirmed.

     The United States Department of the Treasury (“Treasury”) has the right to object to the terms of any plan of reorganization and we cannot be assured Treasury will not object to our Plan of Reorganization.

If the Plan of Reorganization is not confirmed, then delays will ensue as we and Delaware Funding seek relief under the Bankruptcy Code without the benefit of a plan of reorganization approved by the claimants, in which case holders of Old Notes may receive consideration that is substantially less than what is being offered in the Plan of Reorganization.

     We believe that restructuring through the Plan of Reorganization is critical to our continuing viability.

     We believe that the failure to receive confirmation of our prepackaged Plan of Reorganization could materially adversely affect the relationships between us and our existing and potential customers, employees, partners and other stakeholders. For example:

  it is likely that the failure to receive confirmation of the Plan of Reorganization would substantially erode our customers’ confidence in our ability to provide commercial financing and leasing capital and that as a result there would be a significant and precipitous decline in our global revenues, profitability and cash flow;

  employees could be distracted from performance of their duties, or more easily attracted to other career opportunities;

  it may be more difficult to attract or replace key employees;

  lenders and other partners could seek to terminate their relationships with us, require financial assurances or enhanced returns, or refuse to provide credit on the same terms;

  lenders to subsidiaries that are not subject to the bankruptcy proceedings could, in certain cases, terminate financing agreements, accelerate amounts due thereunder or otherwise claim an event of default has occurred thereunder;

  if the Plan of Reorganization is not confirmed, we could be forced to operate in bankruptcy for an extended period of time while we attempt to develop a reorganization plan that could be confirmed;

  certain of our non-U.S. subsidiaries may be required to seek bankruptcy or similar relief under proceedings outside the United States, which would adversely affect their businesses;

  we may not be able to obtain debtor-in-possession financing to sustain us during a protracted reorganization case under Chapter 11 of the Bankruptcy Code which may lead us to liquidate under Chapter 7 of the Bankruptcy Code;

  if we are not able to confirm and implement the Plan of Reorganization we may be forced to liquidate under Chapter 7 of the Bankruptcy Code;

  we may be forced to divest our bank subsidiaries, including CIT Bank, or the FDIC or other applicable regulators could place our regulated entities into either receivership or conservatorship and, in either case, the assets of those subsidiaries would not be available to creditors of the Company or other subsidiaries;

  any distributions that our debtholders may receive in respect of their existing debt under a protracted reorganization case or liquidation would likely be substantially delayed and the value of any potential recovery likely would be adversely impacted by such delay.

The Plan of Reorganization may be delayed and any such delay may negatively impact our restructuring efforts.

     The Bankruptcy Court may not act on the time table we have projected and any such delays may materially adversely affect our relationships with our existing and potential customers, employees, partners and other stakeholders in a manner substantially similar to those affects described above in the event the Bankruptcy Court should fail to confirm our Plan of Reorganization.

If the Bankruptcy Court determines that our solicitation or vote did not comply with the requirements of the Bankruptcy Code, we may need to resolicit acceptances which would delay confirmation of the Plan of Reorganization.

     The Company believes that the use of the Offering Memorandum and Disclosure Statement, Ballots, and Master Ballots for the purpose of obtaining acceptances of the Plan of Reorganization and the solicitation complied with the Bankruptcy Code. The bankruptcy court may decide, however, that the solicitation failed to meet the requirements of section 1126(b) of the Bankruptcy Code. If the bankruptcy court determines that the solicitation did not comply with the requirements of section 1126(b) of the Bankruptcy Code, the Company may seek to resolicit acceptances, and, in that event, confirmation of the Plan of Reorganization could be delayed and possibly jeopardized.

Risks Related to Chapter 11 and Completion of the Plan of Reorganization

The Plan of Reorganization may be modified.

     The ultimate plan of reorganization confirmed by the Bankruptcy Court may differ from the Plan of Reorganization for a number of reasons, including, that CIT Group Inc. and Delaware Funding have reserved the right to modify the Plan of Reorganization from time to time to the extent, if any, that confirmation pursuant to section 1129(b) of the Bankruptcy Code requires modification.

If the Plan of Reorganization is confirmed, holders of Old Notes that did not vote to accept the Plan of Reorganization will nevertheless receive New Notes and Common Interests in exchange for their Old Notes.

     If the Plan of Reorganization is confirmed, all holders of Old Notes will receive the same treatment and will be bound by the terms of the Plan of Reorganization whether or not they voted to accept the Plan of Reorganization. Under the Plan of Reorganization, all holders of Old Notes will receive the New Notes as well as shares of newly issued common stock and/or Contingent Value Rights in exchange for their Old Notes.

The New Notes are new issues of securities and the trading market for such New Notes may be limited. Even if the New Notes are traded, they may trade at a discount.

     The New Notes will be new securities for which there is generally no established trading market. We do not intend to apply for listing of the New Notes on any securities exchange or for quotation in any automated dealer quotation system and we cannot assure you that any liquid market will develop for any series of New Notes. If any of the New Notes are traded after their initial issuance, they may trade at a discount from their initial issue price or principal amount, depending upon many factors, including prevailing interest rates, the market for similar securities and other factors, including general economic conditions and our financial condition, performance and prospects. Any decline in trading prices, regardless of the cause, may adversely affect the liquidity and trading markets, if any, for the New Notes.

Holders of New Notes may incur tax liabilities prior to receiving interest payments.

     We anticipate that the New Notes will be issued with original issue discount (“OID”) for U.S. federal income tax purposes, and accordingly, U.S. Holders will be subject to special rules relating to the accrual of such OID and its inclusion in income. U.S. Holders generally must include OID in income for U.S. federal income tax purposes regardless of such holder’s regular accounting method. As a result, U.S. Holders will be required to include OID in income in advance of the receipt of cash attributable to such income.

The Chapter 11 environment may adversely affect our business model.

     We are principally engaged in borrowing and lending activities through our operating subsidiaries. While in Chapter 11 we may not be able to access credit at interest rates lower than the rates at which we extend credit. Although we intend to continue to provide loan commitments, lines of credit, factoring, receivable and collection management products and secured financing to our customers in the normal course, there can be no assurances that counterparties will continue to conduct business with us while we are in Chapter 11. The failure to engage in lending activities will result in material losses.

As a result of our filing for bankruptcy under Chapter 11 of the Bankruptcy Code, our derivative contracts may be subject to early termination resulting in significant losses in value and additional unsecured claims and interest rate and currency risk to us.

     In a substantial portion of our business, we use derivative contracts that may fall within the “safe harbor” protections set forth in sections 556 and 560 as well as other sections of the Bankruptcy Code. The safe harbor provisions permit non-debtor parties to, among other things, exercise certain contractual rights and remedies notwithstanding the commencement of a Chapter 11 case. Although case law surrounding the scope of the safe harbor provisions under the Bankruptcy Code remains unsettled, we believe that a substantial number of our contracts would qualify for safe harbor protection, resulting in early termination of these contracts by the counterparties. Upon early termination, settlement payments are determined by the non-defaulting counterparty using mark-to-market valuation methodologies. Given the inherent uncertainties in mark-to-market valuation, we may not be able to realize the net current value of any existing derivative trading contracts subject to early termination. Although we cannot accurately predict whether a substantial number of counterparties will exercise early termination rights, early termination by a substantial number of counterparties may result in a significant loss of value.

     In addition, many of our counterparties owing settlement payments upon termination may refuse to make such payments absent litigation, further reducing the value of our existing trading positions. Furthermore, early termination will result in an acceleration of settlement payments required to be paid by us in full upon emergence from Chapter 11, absent consent of the counterparty or to the extent not fully secured by cash or letters of credit. Although we cannot accurately predict the number of counterparties that may exercise early termination rights, in the event that a substantial number of parties exercise early termination rights, we anticipate additional unsecured claims in the form of accelerated termination payments. In addition, as a result of termination of these agreements we may be exposed to interest rate and currency risk.

As a result of our filing for bankruptcy under Chapter 11 of the Bankruptcy Code, agreements of subsidiaries, including financing transactions, may be subject to termination.

     A substantial number of our subsidiaries are parties to contracts that we guaranteed. Accordingly, the Chapter 11 filing by CIT Group Inc. may result in defaults in the underlying obligations. Such defaults may permit counterparties to terminate the underlying contract, repossess collateral and/or terminate servicing rights.

As a result of our filing for bankruptcy under Chapter 11 of the Bankruptcy Code, the letters of credit we use to secure the obligations of our subsidiaries may be drawn, increasing our liabilities.

     A substantial portion of the obligations of CIT Group Inc.’s subsidiaries are secured with cash or letters of credit issued by CIT Group Inc. As a result of our filing under Chapter 11, CIT Group Inc.’s funded debt exposure will increase if approximately $275 million of letters of credit currently outstanding as of September 30, 2009 (excluding cash collateralized letters of credit) were to be drawn. In the event that such letters of credit are drawn, we will be required to include the satisfaction of such incremental liability in our Plan of Reorganization, including increased interest costs, and replace the extinguished letter of credit capacity. There can be no assurances that we will be able to satisfy such requirements.

There can be no assurances that we will have sufficient excess liquidity within our Plan of Reorganization to satisfy obligations owing under a debtor in possession financing facility upon our emergence from bankruptcy.

     We may need to obtain a debtor in possession financing facility in order to meet liquidity needs, including any need arising out of existing letters of credit being drawn or otherwise terminated by their terms while we are in Chapter 11 to meet future letter of credit demands and other working capital needs. There can be no assurances that we will have sufficient excess liquidity within our Plan of Reorganization to satisfy obligations owing under the debtor in possession financing facility upon our emergence from bankruptcy.

If the Plan of Reorganization is confirmed, the Company’s existing common stock and preferred stock will no longer have any value.

     If the Plan of Reorganization is confirmed, then the outstanding common stock will be canceled and of no further value and holders of CIT Group Inc.’s outstanding common stock will have no stake in the reorganized Company. Further, if the Plan of Reorganization is confirmed, holders of CIT’s outstanding preferred stock will receive Contingent Value Rights, which may entitle them to an equity interest in the Company following its emergence from bankruptcy depending on the trading prices of the New Notes and the new common stock following such emergence. However, there can be no assurance of any value in the Contingent Value Rights or that holders of preferred stock will receive any equity interests.

The automatic stay under Bankruptcy Code section 362 may not prevent creditors from exercising their remedies against non-debtor affiliates.

     The “automatic stay” under Bankruptcy Code section 362 prevents creditors from taking or continuing any debt collection enforcement actions against entities that seek bankruptcy court protection. These protections typically extend only to the Chapter 11 debtor and its property and do not typically extend to the property of non-debtor affiliates or related parties. Accordingly, the rights of creditors against non-debtors are not typically impacted by the bankruptcy filing of affiliated entities.

     Numerous non-debtor affiliates of CIT are co-obligors with the debtors on certain debt or have guaranteed the debt of CIT. In other instances, CIT has guaranteed the debt of certain of its anticipated non-debtor affiliates. Certain of CIT’s non-debtor affiliates may have also granted their own creditors or the creditors of CIT a security interest in some or all of their property as a form of credit enhancement. In nearly all instances, the bankruptcy filing by CIT will have resulted in an event of default of CIT’s debt or a non-debtor affiliate’s debt if such debt is guaranteed by CIT.

     As a result of such an event of default, the Company’s lenders are free to pursue their remedies against their non-debtor affiliates and their property, including foreclosing on property pledged to the Company’s creditors. The Company has negotiated waivers or standstill agreements with certain of their lenders in advance of commencing bankruptcy to avoid or minimize collection efforts against their non-debtor affiliates. To the extent the Company has not been and is not successful in negotiating such waivers of events of default, its non-debtor affiliates and their property may become the subject of collection and debt recovery actions by their creditors.

Risks Related to Our Business, Including Risk of Not Being Able to do New Financing

     Our business activities involve various elements of risk. The risks described below and incorporated herein by reference are not the only ones facing us. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business. We consider the following issues to be the most critical risks to the success of our business:

We have determined there is substantial doubt about the Company’s ability to continue as a going concern.

     On October 1, 2009, we updated our consolidated financial statements originally filed in our Annual Report on Form 10-K for the year ended December 31, 2008 to summarize significant subsequent events, including certain matters regarding the Company that raise substantial doubt as to our ability to continue as a going concern. We filed the updated consolidated financial statements on a Current Report on Form 8-K on October 1, 2009. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. We cannot guarantee that we can generate net income, increase revenues or successfully expand our operation in the future, and if we cannot do so, we may not be able to continue as a going concern not withstanding confirmation of the Plan of Reorganization.

After we consummate the Plan of Reorganization, there will be significant changes to the Board of Directors and management team, which may result in the Company deciding to pursue a new strategy.

     In developing the Plan of Reorganization, we have focused on enhancing our capital structure and liquidity position. Following consummation of the Plan of Reorganization, we plan to pursue a broader business restructuring strategy, including refinement of our business model, liquidation or sale of select businesses or portfolios, efficiency enhancements, and implementation of a long term bank-centric funding strategy. However, upon confirmation of the Plan of Reorganization, there will be significant changes to the Board of Directors and the Board will consist of a majority of individuals who were identified by bondholders. Additionally, Jeffrey M. Peek has resigned as Chairman and Chief Executive Officer and as a Director effective December 31, 2009. The new Board of Directors and management team may decide to pursue a strategy that differs from the current strategy. There can be no assurance that either the current strategy or any new strategy will be successful.

Our debt agreements will contain restrictions that will limit our flexibility in operating our business.

     Under the Plan of Reorganization, the indentures for the New Notes will contain, and the credit agreement governing our Expansion Credit Facility contains, various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our subsidiaries’ ability to, among other things:

  incur additional indebtedness;

  pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

  make certain investments;

  sell, transfer or otherwise convey certain assets;

  create liens;

  designate our subsidiaries as unrestricted subsidiaries;

  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

  enter into a new or different line of business; and

  enter into certain transactions with our affiliates.

     A breach of any of these covenants could result in a default under the New Notes Indentures or our Senior Credit Facility. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.

Risks Related to Liquidity and Capital

If consummation of the transactions contemplated by the Plan of Reorganization does not result in sufficient capital to satisfy the Federal Reserve Bank of New York, the FDIC and the Utah Department of Financial Institutions, the Federal Reserve Bank of New York or the FDIC could require the Company to divest CIT Bank or otherwise further limit the ability of CIT Bank to conduct business and/or limit access to CIT Bank by the Company or its creditors.

     CIT’s Written Agreement with the Federal Reserve Bank of New York requires that, among other things, the Company prepare (i) an acceptable capital plan to maintain sufficient capital at the Company on a consolidated basis and at CIT Bank on a stand-alone basis and (ii) an acceptable liquidity plan with respect to the Company’s liquidity position and funds management practices. In addition, on July 16, 2009, the FDIC and the UDFI each issued an order to cease and desist (together, the “Cease and Desist Orders”) to CIT Bank in connection with the diminished liquidity of CIT Group Inc. The Cease and Desist Orders restrict CIT Bank from increasing its level of brokered deposits and restricts the ability of CIT Bank to originate new business. Consummating the transactions contemplated by the Plan of Reorganization will be a key component for developing a capital plan and a liquidity plan acceptable to the Federal Reserve Bank of New York and developing sufficient liquidity at the Company to satisfy the FDIC and the UDFI. If the Plan of Reorganization does not lead to a capital plan and a liquidity plan acceptable to the Federal Reserve Bank of New York or result in adequate liquidity to the satisfaction of the FDIC and UDFI, the Federal Reserve Bank of New York or the FDIC could take action to require the Company to divest its interest in CIT Bank or otherwise limit access to CIT Bank by the Company and its creditors.

Even if we successfully consummate the Plan of Reorganization, inadequate liquidity could materially adversely affect our future business operations.

     Even if we successfully consummate the Plan of Reorganization, implement our business restructuring strategy, obtain sufficient financing from third party sources to continue operations, and successfully operate our business, we may be required to execute asset sales or other capital generating actions over and above our normal finance activities and cut back or eliminate other programs that are important to the future success of our business. In addition, our customers and counterparties might respond to further weakening of our liquidity position by requesting quicker payment, requiring additional collateral and increasing draws on our outstanding commitments. If this were to happen, our need for cash would be intensified and we likely would be unable to operate our business successfully.

Even if we successfully consummate the Plan of Reorganization, our indebtedness and other obligations will continue to be significant. If the current economic environment does not improve, we may not be able to generate sufficient cash flow from operations to satisfy our obligations as they come due, and as a result we would need additional funding, which may be difficult to obtain.

     Even if we successfully consummate the Plan of Reorganization, and complete the other steps of our business restructuring strategy with respect to our capital structure and our businesses, we will continue to have a significant amount of indebtedness and other obligations, including potential new securities issued at increased interest rates/cost of capital, which are likely to have several important consequences to our business. For example, the amount of indebtedness and other obligations could:

  require us to dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness and other obligations, which will reduce the funds available for other purposes necessary to run our business;

  make it more difficult for us to satisfy our obligations;

  limit our ability to withstand competitive pressures;

  limit our ability to fund working capital, capital expenditures and other general corporate purposes;

  make us more vulnerable to any continuing downturn in general economic conditions and adverse developments in our industry and business; and

  reduce our flexibility in responding to changing business and economic conditions.

     If we are unable to return to profitability following our emergence from bankruptcy, and/or if current economic conditions do not improve in the foreseeable future, we will not be able to generate sufficient cash flow from operations in the future to allow us to service our debt, pay our other obligations as required and make necessary capital expenditures, in which case we likely would need to dispose of additional assets and/or minimize capital expenditures and/or try to raise additional financing. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms.

Our business will be adversely affected if we do not successfully expand our deposit-taking capabilities at CIT Bank, which is currently restricted from increasing its level of broker deposits pursuant to the Cease and Desist Orders.

     The Company currently does not have ready access to the debt capital markets and likely will not be able to obtain such access in the foreseeable future, which will make the Company reliant upon bank deposits to fund its business. CIT Bank currently does not have a retail branch network and obtains all of its deposits through broker accounts. The FDIC and the UDFI, pursuant to the Cease and Desist Orders, have restricted the level of broker accounts that CIT Bank may hold, without the prior written consent of both the FDIC and UDFI. In order to diversify its deposit-taking capabilities beyond broker accounts, the Company may need to establish de novo or acquire a retail branch network, an internet banking operation, or a cash management operation for the existing customers of CIT Bank. Any such alternatives will require significant time and effort to implement and will be subject to regulatory approval, which may not be obtained, particularly if the financial condition of the Company does not improve. In addition, we are likely to face strong competition for deposits from other bank holding companies many of whom are in a stronger financial position than the Company and are similarly seeking larger and more stable pools of funding. If CIT Bank is unable to expand its deposit-taking capability on a timely basis, because of lack of regulatory approval or otherwise, it would have a material adverse effect on our business, results of operations, and financial position.

Even if the Plan of Reorganization is confirmed, our liquidity and/or ability to issue unsecured debt in the capital markets likely will be limited by our capital structure and by the performance of our business, market conditions, credit ratings, or regulatory or contractual restrictions.

     Our traditional business model depended upon access to the debt capital markets to provide sources of liquidity and efficient funding for asset growth. These markets have exhibited heightened volatility and dramatically reduced liquidity. Liquidity in the debt capital markets has become significantly more constrained. The unsecured debt markets generally have been unavailable to us since the fourth quarter of 2007, and will likely remain unavailable to us for the foreseeable future. In addition, while secured borrowing has been available to us, it is more costly and interest rates available to us have increased significantly relative to benchmark rates, such as U.S. treasury securities and LIBOR. Downgrades in our short- and long-term credit ratings in March 2008, April 2009 and June 2009 to below investment grade have worsened these general conditions and had the practical effect of leaving us with out current access to the commercial paper market and other unsecured term debt markets, which were historically significant sources of liquidity for us, and necessitated our action to draw down on our bank credit facilities in March 2008.

     As a result of these developments, the Company has been forced to reduce its funding sources almost exclusively to secured borrowings, where available. This has resulted in significant additional costs to the Company due to the higher interest rates and restrictions on the types of assets and advance rates as compared to unsecured funding. Further, when the Company entered into the Senior Credit Facility, it granted liens on almost all of its remaining unencumbered assets, and the Company’s ability to continue to access the secured debt markets will be limited by the outstanding secured financings. The Company’s ability to execute asset sales or other capital generating actions and to access other debt markets in the future, including the unsecured debt markets, is likely to be adversely affected by the Company’s outstanding secured financings, which in the aggregate encumber substantially all of the Company’s assets. Also, if the perception of the market is that the existing security holders are adversely affected by the Plan of Reorganization, it may adversely affect the Company’s ability to issue new debt in unsecured debt markets in the future. There can be no assurance that we will be able to regain access to the commercial paper and unsecured term debt markets, or more than limited access to the secured debt markets, and if we are unable to do so, it would adversely affect our business, operating results and financial condition unless the Company is able to obtain alternative sources of liquidity.

     Our ability to satisfy our cash needs also is constrained by regulatory or contractual restrictions on the manner in which we may use portions of our cash on hand. The cash at CIT Bank is available solely for the Bank’s own funding and investment requirements. The restricted cash related to securitization transactions is available solely for payments to certificate holders. The cash of CIT Bank and the restricted cash related to securitization transactions cannot be transferred to or used for the benefit of any other affiliate of ours. In addition, as part of our business we extend lines of credit, some of which can be drawn by the borrowers at any time. During the second quarter of 2009 and July 2009, we experienced a significant increase in the draws on such commitments, which significantly degraded our liquidity position. If the borrowers on these lines of credit continue to access these lines or increase their rate of borrowing either as a result of their business needs or due to a perception that we may be unable to fund these lines of credit in the future, this could further substantially degrade our liquidity position which could have a material adverse effect on our business unless the Company is able to obtain alternative sources of liquidity.

If we do not maintain sufficient capital to satisfy regulatory capital requirements in the future, there could be an adverse effect on the manner in which we do business, or we could become subject to various enforcement or regulatory actions.

     Under regulatory capital adequacy guidelines, the Company and its principal banking subsidiary, CIT Bank, are required to meet requirements that involve both qualitative and quantitative measures of assets, liabilities and certain off-balance sheet items. When we became a bank holding company, we agreed with the Federal Reserve Bank of New York to maintain total capital of 13% for the Company. Further, we agreed with the FDIC to maintain a leverage capital ratio of 15% for CIT Bank. Although CIT Bank continues to maintain regulatory capital on a stand-alone basis at or above the levels agreed to with regulators, losses during the first nine months of 2009 reduced the Company’s level of total capital below the 13% threshold that the Company agreed to maintain when it became a bank holding company, and continued losses in future quarters may further reduce the Company’s total capital. If the Plan of Reorganization is not confirmed and successfully implemented, we have no assurances that we will be able to raise our regulatory capital to satisfactory levels based on the current level of performance of our businesses. Failure to meet and maintain the appropriate capital levels would adversely affect the Company’s status as a bank holding company, have a material adverse effect on the Company’s financial condition and results of operations, and subject the Company to a variety of enforcement actions, as well as certain restrictions on its business. In addition to the requirement to be well-capitalized, CIT Group Inc. and CIT Bank are subject to regulatory guidelines that involve qualitative judgments by regulators about the entities’ status as well-managed and the entities’ compliance with Community Reinvestment Act obligations, and failure to meet those standards may have a material adverse effect on our business.

     If we do not maintain sufficient regulatory capital, the Federal Reserve Bank of New York and the FDIC could take action to require the Company to divest its interest in CIT Bank or otherwise limit access to CIT Bank by the Company and its creditors. The FDIC, in the case of CIT Bank, and the Federal Reserve Bank of New York, in the case of the Company, placed restrictions on the ability of CIT Bank and the Company to take certain actions without the prior approval of the applicable regulators. If our Plan of Reorganization fails to receive confirmation from the bankruptcy court or we are unable to finalize and complete our business restructuring strategy and access the credit markets to meet our capital and liquidity needs in the future, or if we otherwise suffer continued adverse effects on our liquidity, and operating results, we may be subject to formal and informal enforcement actions by the Federal Reserve Bank of New York, we may be forced to divest CIT Bank and/or CIT Bank may be placed in FDIC conservatorship or receivership or suffer other consequences. Such actions would impair our ability to successfully execute any restructuring plan and have a material adverse effect on our business, results of operations, and financial position.

Risks Related to Regulatory Actions

We are currently subject to the Written Agreement, which may adversely affect our business.

     Under the terms of the Written Agreement, the Company must provide the Federal Reserve Bank of New York with (i) a corporate governance plan, focusing on strengthening internal audit, risk management, and other control functions, (ii) a credit risk management plan, (iii) a written program to review and revise, as appropriate, its program for determining, documenting and recording the allowance for loan and lease losses, (iv) a capital plan for the Company and CIT Bank, (v) a liquidity plan, including meeting short term funding needs and longer term funding, without relying on government programs or Section 23A waivers, and (vi) a business plan for the remainder of 2009 and 2010. The Written Agreement also prohibits the Company, without the prior approval of the Federal Reserve Bank of New York, from paying dividends, paying interest on subordinated debt, incurring or guaranteeing debt outside of the ordinary course of business, or purchasing or redeeming the Company’s stock. Under the Written Agreement, the Company must comply with certain procedures and restrictions on appointing or changing the responsibilities of any senior officer or director, restricting the provision of indemnification to officers and directors, and restricting the payment of severance to employees.

We are currently subject to the Cease and Desist Orders, which may adversely affect our business.

     CIT Bank relies principally on brokered deposits to fund its ongoing business which may require payment of slightly higher yields and may be subject to inherent limits on the aggregate amount available, depending on market conditions. The UDFI and the FDIC have issued, and CIT Bank has consented to (without admitting or denying the allegations), the Cease and Desist Orders. Under the terms of the Cease and Desist Orders, the FDIC and the UDFI have imposed, among other matters, additional restrictions on CIT Bank’s ability to enter into transactions with affiliates and to make dividend payments. Under the Cease and Desist Orders, CIT Bank submitted a contingency plan providing for and ensuring the continuous and satisfactory servicing of all loans held by CIT Bank, which was accepted as satisfactory by the FDIC, and must obtain prior regulatory approval in order to increase the current level of brokered deposits held by CIT Bank. CIT Bank must notify the FDIC in writing at least 30 days prior to any management changes, and must obtain prior approval before entering into any “golden parachute” arrangements or any agreement to make any excess nondiscriminatory severance plan payments. In addition, the FDIC is requiring CIT Bank to submit a liquidity plan for funding any maturing debt and an outline of plans or scenarios for the future operation of CIT Bank.

Many of our regulated subsidiaries could be negatively affected by the bankruptcy filing.

     In addition to CIT Bank, we have a number of other regulated subsidiaries that may be affected by the Plan of Reorganization under Chapter 11. In particular, the regulators of our banking subsidiaries in the UK, Germany, Sweden, France and Brazil, as well as our SBA and insurance subsidiaries, may take action against such entities, including seizing such entities and/or prohibiting transactions with CIT Group Inc.

Risks Related to Bank Holding Company Status

Our business, financial condition and results of operations could be adversely affected by regulations to which we are subject as a result of becoming a bank holding company, by new regulations or by changes in other regulations or the application thereof.

     On December 22, 2008, the Board of Governors of the Federal Reserve System approved our application to become a bank holding company and the Department of Financial Institutions of the State of Utah approved our application to convert our Utah industrial bank to a Utah state bank.

     Most of the activities in which we currently engage are permissible activities for a bank holding company. However, since we are not a financial holding company, certain of our existing businesses are not permissible under regulations applicable to a bank holding company, including certain of our insurance services and our equity investment activities, and we could be required to divest those activities within two years from December 22, 2008. In addition, we are subject to the comprehensive, consolidated supervision of the Federal Reserve, including risk-based and leverage capital requirements and information reporting requirements. We are subject to the Cease and Desist Orders and the Written Agreement. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, and is not intended to protect security holders. In addition, pursuant to the Written Agreement with the Federal Reserve Bank of New York, we are required to review the adequacy of resources for corporate governance functions, including whether the staffing levels and resources for audit, risk management, and other control functions are adequate, and providing additional resources in those areas will increase our expenses for the foreseeable future. In addition, if the FDIC and UDFI require CIT Bank to separate all of its operations from the Company, which will eliminate the cost advantages of the scale of operations of the Company, it will increase the expenses of CIT Bank for the foreseeable future.

     The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are continually being introduced in the United States Congress and in state legislatures. The agencies regulating the financial services industry also periodically adopt changes to their regulations. In light of current conditions in the U.S. financial markets and economy, regulators have increased the level and scope of their supervision and their regulation of the financial services industry. In addition, in October 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), TARP and the Capital Purchase Program. Under EESA, Congress also established the Special Inspector General for TARP, who is charged with monitoring, investigating and reporting on how the recipients of funds under TARP utilize such funds. Similarly, there is a substantial prospect that Congress will restructure the regulation and supervision of financial institutions in the foreseeable future. We are unable to predict how this increased supervision and regulation will be fully implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action, particularly in view of our financial condition, could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

     The financial services industry is also heavily regulated in many jurisdictions outside of the United States. We have subsidiaries in various countries that are licensed as banks, banking corporations, broker-dealers, and insurance companies, all of which are subject to regulation and examination by banking, securities, and insurance regulators in their home jurisdiction. In addition, in several jurisdictions, including the United Kingdom and Germany, the local banking regulators requested the local regulated entity to develop contingency plans to operate on a stand-alone basis if the Company sought protection under the Bankruptcy Code, which it now has under Chapter 11. Given the evolving nature of regulations in many of these jurisdictions, it may be difficult for us to meet all of the regulatory requirements even after we emerge from bankruptcy, establish operations and receive approvals. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market, on our ability to permanently reinvest our earnings, and on our reputation generally.

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

     When we became a bank holding company and converted our Utah industrial bank to a Utah state bank, we analyzed our business to identify areas that require improved policies and procedures to meet the regulatory requirements and standards for banks and bank holding companies, including but not limited to compliance, risk management, finance, treasury, and operations. We developed and we are implementing project plans to improve policies, procedures, and systems in the areas identified. Our new business model is based on the assumption that we will be able to make this transition in a reasonable amount of time. We are currently subject to the Written

Agreement, which, among other things, requires the development of plans to enhance corporate governance, including increasing resources in audit, risk management and control functions, correct weaknesses in credit risk management, review and revise, as appropriate, the consolidated allowance for loan and lease losses methodology, and develop capital and liquidity plans. If we have not identified all of the required improvements, particularly in our control functions, or if we are unsuccessful in implementing the policies, procedures, and systems that have been identified, or if we do not implement the policies, procedures, and systems quickly enough, we could be subject to a variety of formal and informal enforcement actions that could result in the imposition of certain restrictions on our business, or preclude us from making acquisitions, and such actions could impair our ability to execute our business plan and have a material adverse effect on our business, results of operations, or financial position.

Risks Related to Operation of Our Businesses

The Plan of Reorganization, which contemplates transactions that will modify our capital structure and the structure and operation of our businesses, is based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution and we may be unable to continue as a going concern.

     The Plan of Reorganization, which contemplates transactions that will affect both our capital structure and the structure and operation of our businesses, is based upon assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to obtain adequate liquidity and financing sources and establish an appropriate level of debt, including receipt of confirmation of our Plan of Reorganization and our ability to implement the Plan of Reorganization; (ii) our ability to restore customers’ confidence in our viability as a continuing entity and to attract and retain sufficient customers; (iii) our ability to retain key employees in those businesses that we intend to continue to emphasize, and (iv) the overall strength and stability of general economic conditions of the financial industry, both in the United States and in global markets. The failure of any of these factors could materially adversely affect the successful execution of the restructuring of our businesses.

     In addition, the Plan of Reorganization relies upon financial forecasts, including with respect to revenue growth, improved earnings before interest, taxes, depreciation and amortization, improved interest margins, and growth in cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts are even more speculative than normal, because they involve fundamental changes in the nature of our business. Accordingly, we expect that on emergence from Chapter 11 our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by the Plan of Reorganization will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the transactions contemplated by the Plan of Reorganization. In addition, the accounting treatment required for our restructuring in bankruptcy may have an impact on our results going forward.

We may be additionally negatively affected by credit risk exposures and our reserves for credit losses may prove inadequate.

     Our business depends on the creditworthiness of our customers and their ability to fulfill their obligations to us. We maintain a consolidated reserve for credit losses on finance receivables that reflects management’s judgment of losses inherent in the portfolio. We periodically review our consolidated reserve for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans, past due loan migration trends, and non-performing assets. During the first nine months of 2009, losses were significantly more severe than in 2008, and more severe than in prior economic downturns, due to an increase in the proportion of unsecured or undersecured cash flow loans versus asset backed loans in our corporate finance segment, the limited ability of borrowers to restructure their liabilities or their business, and reduced values of the collateral for loans.

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

     In preparation for our emergence from Chapter 11, as part of our business restructuring strategy, we are reviewing a number of measures designed to manage our liquidity position, including potential asset sales. There can be no assurance that we will be successful in completing all or any of these transactions, because there may not be a sufficient number of buyers willing to enter into a transaction, we may not receive sufficient consideration for such assets, the process of selling assets may take too long to be a significant component of a restructuring, or lenders or noteholders with consent rights may not approve a sale of assets. These transactions, if completed, may reduce the size of our business and it is not currently part of our long-term strategy to replace the volume associated with these businesses. From time to time, we also receive inquiries from third parties regarding our potential interest in disposing of other types of assets, such as student lending and other commercial finance or vendor finance assets, which we may or may not choose to pursue.

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

We are prohibited from paying dividends on our common stock.

     Under the terms of the Written Agreement, we are prohibited from declaring dividends on our common stock without prior written approval of the Federal Reserve Bank of New York. In addition, under the terms of the Credit Facility, the Expansion Credit Facility, and the New Notes, we are prohibited from declaring dividends on our common stock until such indebtedness is repaid. We have suspended the payment of dividends on our common stock. We cannot determine when, if ever, we will be able to pay dividends on our common stock in the future.

Uncertainties related to our business may create a distraction for or cause a loss of employees and may otherwise materially adversely affect our ability to attract new employees.

     Our future results of operations will depend in part upon our ability to retain existing highly skilled and qualified employees and to attract new employees. Failure to continue to attract and retain such individuals could materially adversely affect our ability to compete. Uncertainties about the future prospects and viability of our business and our decision to seek relief under the Bankruptcy Code are impacting and are likely to continue to impact our ability to attract and retain key management, technical and other personnel, and are creating a distraction for existing employees. If we are significantly limited or unable to attract and retain key personnel, or if we lose a significant number of key employees, or if employees continue to be distracted due to the uncertainties about the future prospects and viability of our business, it could have a material adverse effect on our ability to successfully operate our business or to meet our operations, risk management, compliance, regulatory, and financial reporting requirements.

Executive compensation restrictions on TARP recipients could materially affect our ability to retain and/or recruit employees.

     On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. The Act includes an amendment and restatement of Section 111 of the EESA that significantly expands and strengthens executive compensation restrictions applicable to entities, including CIT, that participate in TARP. The Act also includes a number of other requirements, including but not limited to implementing a say-on-pay policy that allows for an annual non-binding shareholder vote on executive compensation and a policy related to the approval of excessive or luxury expenditures, as identified by the United States Department of the Treasury, including corporate aircraft, office and facility renovations, entertainment and holiday parties and other activities or events that are not reasonable expenditures for staff development, performance incentives or similar measures in the ordinary course of business. The Act’s executive compensation restrictions generally will continue for so long as any obligation arising from TARP financial assistance remains outstanding, other than government-held warrants, and will likely apply to the Company for the foreseeable future. The provisions of the Act and especially the United States Department of the Treasury regulations that will implement the Act could have a material adverse effect on our ability to recruit and retain individuals with the experience and skill necessary to manage successfully our business through its current difficulties and during the long term.

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

     A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions, or other factors, would adversely affect the current or the residual values of such equipment. Further, certain equipment residual values, including commercial aerospace residuals, are dependent on the manufacturers’ or vendors’ warranties, reputation and other factors, including market liquidity. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

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

Even if the Plan of Reorganization is confirmed and CIT successfully emerges from bankruptcy, we and our subsidiaries are party to various financing arrangements, commercial contracts and other arrangements that under certain circumstances give, or in some cases may give, the counterparty the ability to exercise rights and remedies under such arrangements which, if exercised, may have material adverse consequences.

     We and our subsidiaries are party to various financing arrangements, commercial contracts and other arrangements that give, or in some cases may give, the counterparty the ability to exercise rights and remedies upon the occurrence of a material adverse effect or material adverse change (or similar event), certain insolvency events, a default under certain specified other obligations or a failure to comply with certain financial covenants. Our Chapter 11 filing, and recent deteriorations in our business and that of certain of our subsidiaries may make it more likely that counterparties will seek to exercise rights and remedies under these arrangements. The counterparty could have the ability, depending on the arrangement, to, among other things, require early repayment of amounts owed by us or our subsidiaries and in some cases payment of penalty amounts. In these cases, we intend to enter into discussions with the counterparties where appropriate to seek a waiver under, or amendment of, the arrangements to avoid or minimize any potential adverse consequences. We cannot assure you that we will be successful in avoiding or minimizing the adverse consequences which may, individually or collectively, have a material adverse effect on our ability to successfully emerge from bankruptcy under our Plan of Reorganization and on our consolidated financial position and results of operations. If we are unsuccessful in avoiding or minimizing the adverse consequences discussed above, such consequences could have a material adverse effect on our business, results of operations, and financial position and, if they impede our emergence from Chapter 11, could result in the Company seeking relief under Chapter 7 of the Bankruptcy Code.

The exchange of Old Notes for New Notes, New Common Interests, or Contingent Value Rights pursuant to the Plan of Reorganization will result in cancellation of indebtedness income to us.

     We expect to realize a significant amount of cancellation of indebtedness (“COD”) income as a result of the Plan of Reorganization, equal to the excess of the amount of indebtedness discharged over the sum of the issue price of the New Notes and value of the New Common Interests or Contingent Value Rights issued in satisfaction of the Old Notes. The exact amount of any COD income that will be realized by us will not be determinable until the consummation of the Plan of Reorganization. However, since the Plan of Reorganization is to be consummated pursuant to our Chapter 11 bankruptcy case, we will not be required to include COD in income.

     To the extent any amount attributable to the COD is excluded from income pursuant to the insolvency or the bankruptcy exceptions, we will generally be required to reduce our tax attributes, including, but not limited to, our NOLs and tax basis in certain assets. If our COD income exceeds our available NOLs and other tax attributes, such excess is permanently excluded from income.

     As a result, whether or not COD income is excluded from income by reason of the insolvency or bankruptcy exceptions, we expect that the Plan of Reorganization will result in the possible elimination of our NOLs and a significant reduction in our other tax attributes.

We will undergo an “ownership change” as a result of the Plan of Reorganization, which is likely to limit the benefit of any remaining NOLs and other tax attributes after consummation of the Plan of Reorganization to offset our expected future taxable income.

     We have consolidated NOL carry forwards for U.S. federal income tax purposes of approximately $3.6 billion as of the end of 2008. In addition, as of September 30, 2009, we estimate that we have incurred additional net operating losses of approximately $2.4 billion and expect to incur additional losses for the current taxable year ending December 31, 2009. The amount of any such losses remains subject to audit and adjustment by the IRS. We believe that all or substantially all of our NOLs and certain other tax attributes could be utilized as a result of COD income realized as a result of the Plan of Reorganization. The exact amount of any remaining NOLs and other tax attributes will not be determinable until the consummation of the Plan of Reorganization. The future benefits to the Company of any such remaining NOLS or other tax attributes is likely to be limited as a result of our undergoing an ownership change within the meaning of Section 382 of the Tax Code.

Adverse or volatile market conditions could continue to negatively impact fees and other income.

     In 2005, we began pursuing strategies to leverage our expanded asset generation capability and diversify our revenue base in order to generate higher levels of syndication and participation income, advisory fees, servicing fees and other types of fee income to increase other income as a percentage of total revenue. These revenue streams are dependent on market conditions and, therefore, have been more volatile than interest on loans and rentals on leased equipment. Current market conditions, including lower liquidity levels in the syndication market and our strategy to manage our growth due to our own funding constraints, have significantly reduced our syndication activity, and have resulted in significantly lower fee income. In addition, if other lenders become concerned about our ability to meet our obligations on a syndicated transaction, it may become more difficult for us to syndicate transactions that we originate or to participate in syndicated transactions originated by others. If we are unable to sell or syndicate a transaction after it is originated, we will end up holding a larger portion of the transaction and assuming greater underwriting risk than we originally intended, which could increase our capital and liquidity requirements to support our business or expose us to the risk of valuation allowances for assets held for sale. In addition, we also generate significant fee income from our factoring business. If our clients become concerned about our liquidity position and our ability to provide these services going forward and reduce their amount of business with us, this could further negatively impact our fee income and have a material adverse effect on our business. Continued disruption to the capital markets or the failure of our initiatives to produce increased asset and revenue levels could adversely affect our financial position and results of operations.

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

     Our business has already been materially weakened by the current credit crisis. A continued and prolonged recession also would likely exacerbate our current difficulties in originating new business, given the resultant reduced demand for credit. In addition, a continued downturn in certain industries may result in a reduced demand for the products that we finance in that industry or negatively impact collection and asset recovery efforts. For example, decreased demand for the products of various manufacturing customers due to the current recession may adversely affect their ability to repay their loans and leases with us. Similarly, a decrease in the level of airline passenger traffic due to the current recession or fears of a swine flu epidemic, or a decline in railroad shipping volumes due to a recession in particular industries may adversely affect our aerospace or rail businesses, the value of our aircraft and rail assets and the ability of our lessees to make their lease payments.

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

     We compete primarily on the basis of pricing, terms and structure. As a result of our Chapter 11 filing, we could lose market share. Should we match competitors’ terms, it is possible that we could experience margin compression and/or increased losses. We also may be unable to match competitors’ terms as a result of our current or future financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or issue any unregistered equity securities during the quarter ended September 30, 2009, as shown in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Balance at June 30, 2009	6,221,647		–	689,096

July 1 - 31, 2009	–	–	–	689,096
August 1 - 31, 2009	–	–	–	689,096
September 1 - 30, 2009	–	–	–	689,096

Total Purchases	–

Reissuances (Withheld)(1)	(28,711)

Balance at September 30, 2009	6,250,358

(1)	Includes shares held to cover taxes upon the exercise of stock options.

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

4.18

Amendment Agreement, dated October 28, 2009, by and among CIT Group Inc., certain subsidiaries of CIT Group Inc., Bank of America N.A., as successor administrative agent and successor collateral agent, and the requisite lenders party thereto (incorporated by reference to Exhibit 4.1 Form 8-K filed November 16, 2009).

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

10.42

Amended and Restated Confirmation regarding Total Return Swap Facility, dated as of October 28, 2009, by and between CIT Financial Ltd. and Goldman Sachs International (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 16, 2009).

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

November 16, 2009

CIT GROUP INC.

By: /s/ Joseph M. Leone

Joseph M. Leone
Vice Chairman and Chief Financial Officer