Form 10-K
period 2009-12-31
CIT GROUP INC
filed 2010-03-16
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the	or	| |	Transition Report Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934			Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

Commission File Number: 001-31369

CIT GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	65-1051192
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

505 Fifth Avenue, New York, New York	10017
(Address of Registrant’s principal executive offices)	(Zip Code)

(212) 771-0505
Registrant’s telephone number including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes |X| No | |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes | | No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one) Large accelerated filer |X| Accelerated filer | | Non-accelerated filer | | Smaller reporting company | |

At February 26, 2010, there were 200,035,561 shares of CIT’s common stock, par value $0.01 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($2.15 per share, 392,067,503 shares of common stock outstanding), which occurred on June 30, 2009, was $842,945,475. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant. Our Common Stock was subsequently cancelled pursuant to the plan of reorganization on December 10, 2009. The approximate aggregate market value of the new voting stock held by non-affiliates on February 26, 2010 was $7,287,295,487.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes |X| No | |

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof to the extent described herein.

PART ONE

Item 1. Business Overview

BUSINESS DESCRIPTION

Founded in 1908, CIT Group Inc., a Delaware Corporation, is a bank holding company, that together with its owned subsidiaries, (collectively “we,” “CIT” or the “Company”), provides primarily commercial financing and leasing products and other services to small and middle market businesses across a wide variety of industries. The Company became a bank holding company (BHC) in December 2008, and is regulated by the Board of Governors of the Federal Reserve System (FRS) under the U.S. Bank Holding Company Act of 1956 (BHC Act). CIT operates primarily in North America, with locations in Europe, Latin America and the Asia-Pacific region.

We provide financing and leasing capital to our clients and their customers in over 30 industries and 50 countries. Our businesses focus is primarily on commercial clients with a particular emphasis on small business and middle-market companies. We serve clients in a variety of industries including transportation, particularly aerospace and rail, manufacturing, retailing, healthcare, communications, media and entertainment, energy, and various service-related industries. We are a leader in small business lending. We funded $7.0 billion of new business volume during 2009.

Each business has industry alignment and focuses on specific sectors, products and markets, with portfolios diversified by client and geography. Our principal product and service offerings include:

Products	Services

- Asset-based loans	- Financial risk management

- Secured lines of credit	- Asset management and servicing

- Leases: operating, finance and leveraged	- Debt restructuring

- Factoring services	- Credit protection

- Vendor finance	- Account receivables collection

- Import and export financing	- Debt underwriting and syndication

- Small business loans	- Capital markets

- Acquisition and expansion financing	- Insurance services

- Letters of credit / trade acceptances

- Debtor-in-possession / turnaround financing

We source transactions through direct marketing efforts to borrowers, lessees, manufacturers, vendors and distributors, and to end-users through referral sources and other intermediaries. Our business units work together both in referring transactions between units and by combining products and services to meet our customers’ needs. We also buy and sell participations in syndications of finance receivables and lines of credit and periodically purchase and sell finance receivables on a whole-loan basis.

We set underwriting standards for each business unit and employ portfolio risk management models to achieve desired portfolio demographics. Our collection and servicing operations are centralized across businesses and geographies providing efficient client interfaces and uniform customer experiences.

We generate revenue by earning interest on loans we hold on our balance sheet, collecting rentals on equipment we lease, and earning fee and other income for financial services we provide. We syndicate and sell certain finance receivables and equipment to leverage our origination capabilities, reduce concentrations, manage our balance sheet and maintain liquidity.

As a bank holding company, we have bank and non-bank subsidiaries. CIT Bank, a state chartered bank located in Salt Lake City, Utah, is the Company’s primary bank subsidiary. CIT Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (UDFI). Non-bank subsidiaries, both in the U.S. and abroad, currently own the majority of the Company’s assets. As a BHC, we are prohibited from certain business activities including certain real estate investment and equity investment activities, and will exit these within a specified period.

Our funding model is in transition. We historically funded our businesses with unsecured debt and, to a lesser extent, securitizations. However, in 2007 and 2008, the disruption in the global credit markets restricted our access to economic funding via these mediums. Accordingly, we embarked on a strategy to bolster our funding model by becoming a BHC. While we became a BHC in December 2008, we were unable to realize some of the benefits we hoped to achieve.

Failure to obtain these benefits, coupled with accelerating client credit line draw activity, deteriorating portfolio performance and debt rating downgrades, exacerbated our already strained liquidity situation and culminated with the parent company (CIT Group Inc.) and one non-operating subsidiary, CIT Group Funding Company of Delaware LLC (“Delaware Funding”), filing prepackaged voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York on November 1, 2009. We emerged from bankruptcy on December 10, 2009.

The restructuring strengthened our liquidity and capital. Debt levels were reduced by approximately $10.4 billion, and principal repayments on $23.2 billion of new second lien notes do not start until 2013, relieving near-term funding stress. In accordance with accounting standards for companies that have emerged from bankruptcy (sometimes called “fresh start accounting”), our balance sheet at December 31, 2009 reflects our assets and liabilities at fair value, and a new equity value was established. All old common stock and preferred stock were cancelled, and 200 million shares of new common stock were issued to eligible debt holders. With our improved liquidity and capital levels, we are working on our business plan and strategy under which we expect to transition to a smaller company focused on serving small- and mid-sized commercial businesses. In addition, we are building a new senior management team, including a new Chairman and CEO, who was hired in February 2010. As a result of these developments, our business, financial condition, and strategy changed significantly, and the information contained in this annual report about CIT following our emergence from bankruptcy, including the financial statements and other information for the year ended December 31, 2009, which reflects fresh start accounting, is not necessarily comparable with information provided for prior periods.

Further discussion of these events and resultant financial statement impacts are located in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Introduction) and Item 8. Financial Statements and Supplementary Data (Notes 1 and 2).

BUSINESS SEGMENTS

CIT meets customer financing needs through five business segments.

SEGMENT	MARKET AND SERVICES

Corporate Finance	Lending, leasing and other financial and advisory services to principally small and middle-market companies, across many
industries.

Transportation Finance	Large ticket equipment leases and other secured financing to companies in aerospace, rail, defense and marine industries.

Trade Finance	Factoring, lending, credit protection, receivables management and other trade products to retail supply chain companies.

Vendor Finance	Partners with manufacturers and distributors to deliver financing and leasing solutions to end-user customers globally.

Consumer Finance	Consumer loan portfolios are in run-off mode, the largest of which is government guaranteed student loans.

CORPORATE FINANCE

Corporate Finance provides a full spectrum of financing alternatives to borrowers, small business and middle market businesses. The Corporate Finance product suite is primarily composed of senior secured loans including revolving lines of credit secured by accounts receivables and inventories, term loans based on operating cash flow and enterprise valuation, and government guaranteed loans (such as SBA loans). Our clients use loan proceeds to fund working capital, asset growth, acquisitions and debt restructurings. We earn interest revenue on the receivables we keep on-balance sheet and seek to recognize economic value on receivables sold.

Corporate Finance has developed industry expertise over many years in the business in order to focus on specific segments within:

Commercial & Industrial

Provides financing solutions for middle-market companies in numerous sectors, including wholesale trade-durable goods, business services, miscellaneous retail, wholesale trade non-durable goods, chemicals and allied products, food and kindred products and numerous other industries.

Communications, Media, & Entertainment	Offers diverse and comprehensive financing solutions to broadcasting, cable, information services, gaming, sports, entertainment, telephony, wireless and tower and other related industries.
Energy

Provides corporate advisory, financing and investment solutions to companies in the energy and power sectors, including gas-fired power generation, coal manufacturing, oil and gas and other energy related businesses.

Healthcare

Offers a full spectrum of healthcare financing solutions and related advisory services to companies across the industry, including skilled nursing facilities, home health and hospice companies, acute care hospitals, dialysis companies and outpatient services among others.

We also have one specialized unit:

Small Business Lending

Originates and services Small Business Administration (SBA) and conventional loans for commercial real estate financing, construction, business acquisition and business succession financing. We are a “Preferred Lender” in the SBA programs due to our strong corporate financing record with authority over loan approvals, closings, servicing and liquidations. SBL earns fees for servicing third party assets. Small business lending activities are principally focused on the U.S. market.

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

This segment has seasoned management teams servicing the aerospace and rail industries, and in the case of aerospace, has built a global presence with operations in the US, Canada, Europe and Asia. We have extensive experience in managing equipment over its full life cycle, including purchasing new equipment, estimating residual values and remarketing by re-leasing or selling equipment.

Aerospace

Commercial Air provides aircraft leasing and lending, aircraft sales, asset management, aircraft valuation and advisory services. The unit’s primary clients include major and regional airlines in approximately 50 countries around the world. Offices are located in the U.S., Europe and Asia. As of December 31, 2009, our commercial aerospace financing and leasing portfolio totaled $7.0 billion, consisting of approximately 300 aircraft with a weighted average age of approximately 5.5 years placed with over 100 clients.

Business Air offers financing and leasing programs for owners of business jet aircraft and turbine helicopters primarily in the U.S.

Leveraged Finance provides comprehensive loan and lease financing solutions to the aerospace, defense, marine and rail markets, directly or through financial sponsors and intermediaries.

Rail

Purchases equipment from numerous leading railcar manufacturers and call directly on railroads and rail shippers throughout North America.

Portfolio includes leases to all of the U.S. and Canadian Class I railroads (railroads with annual revenues of at least $250 million) and other non-rail companies, such as shippers and power and energy companies.

Operating Lease fleet consists of approximately 103,000 rail cars, including: covered hopper cars used to ship grain and agricultural products, plastic pellets and cement; gondola cars for coal, steel coil and mill service; open hopper cars for coal and aggregates; center beam flat cars for lumber; boxcars for paper and auto parts; and tank cars, and approximately 460 locomotives.

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 – Commitments of Item 8. Financial Statements and Supplementary Data for further discussion of our aerospace portfolio.

TRADE FINANCE

Trade Finance provides factoring, receivable and collection management products, and secured financing to our clients, primarily manufacturers, importers and distributors of apparel, textile, furniture, home furnishings and consumer electronics. Although primarily U.S.-based, we also conduct business in Asia, Latin America and Europe.

We offer a full range of domestic and international customized credit protection, lending and outsourcing services that include working capital and term loans, factoring, receivable management outsourcing, bulk purchases of accounts receivable, import and export financing and letter of credit programs.

We typically provide financing to our clients through the purchase of accounts receivable owed to our clients by their customers, typically retailers. We also arrange for letters of credit, collateralized by accounts receivable and other assets, to be opened for the benefit of clients’ suppliers. The assignment of accounts receivable by the client to a factor is traditionally known as “factoring” and results in payment by the client of a factoring fee that is commensurate with the underlying degree of credit risk and recourse, and which is generally a percentage of the factored receivables or sales volume. We may advance funds to our clients, typically in an amount up to 80% of eligible accounts receivable, charging interest on the advance (in addition to any factoring fees), and satisfying the advance by the collection of factored accounts receivable. We integrate our clients’ operating systems with ours to facilitate the factoring relationship.

Clients use our products and services for various purposes including, improving cash flow, mitigating or reducing credit risk, increasing sales, and improving management information. Our clients can outsource their bookkeeping, collection, and other receivable processing with us.

VENDOR FINANCE

Vendor Finance partners with manufacturers and distributors to deliver financial solutions globally to end-user customers to facilitate the acquisition of our vendor partners’ products. We focus primarily on information technology, telecommunications and office equipment markets, but we serve other diversified industries as well.

Our vendor relationships include traditional vendor finance programs, joint ventures, virtual joint ventures and referral agreements that have varying degrees of integration with vendor partners. In the case of joint ventures, we engage in financing activities with the vendor through a distinct legal entity that is jointly owned by the vendor and us. We also use “virtual joint ventures”, in which we originate assets on our balance sheet and share with the vendor economic outcomes from the financing. A key part of these partnership programs is integrating with their go-to-market strategy and leveraging the vendor partners’ sales process, thereby maximizing efficiency and effectiveness.

These alliances allow our vendor partners to focus on core competencies, reduce capital needs and drive incremental sales volume. We offer our partners (1) financing to end-user customers for purchase or lease of products, (2) enhanced sales tools such as asset management services, loan processing and real-time credit adjudication, and (3) a single point of contact in regional servicing hubs to facilitate global sales. These alliances provide us with an efficient origination platform as we leverage our vendor partners’ sales forces.

Vendor Finance end-user customers are predominately small to Fortune 1000 companies acquiring office, technology and telecommunications equipment in more than 30 countries.

CONSUMER FINANCE

Our Consumer segment includes our student loan portfolio, currently in run-off, and receivables from other consumer lending activities that were originated by CIT Bank. These receivables are collected in accordance with their contractual terms. We ceased offering private student loans during 2007 and government-guaranteed student loans in 2008.

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our student lending portfolios.

CORPORATE AND OTHER

Certain expenses are not allocated to operating segments and are included in Corporate and Other, and consist primarily of the following: (1) certain funding and liquidity costs, as segment results reflect debt transfer pricing that matches assets (as of the origination date) with liabilities from an interest rate and maturity perspective; (2) provisions for severance and facilities exit activities; (3) certain tax provisions and benefits; (4) a portion of credit loss provisioning in excess of amounts recorded in the segments, primarily reflecting our qualitative determination of estimation risk; (5) dividends that were paid on preferred securities (now cancelled), as segment risk adjusted returns are based on the allocation of common equity; and (6) reorganization adjustments largely related to debt relief in bankruptcy.

CIT Bank

CIT Bank is a fully chartered state bank located in Salt Lake City, Utah. It is subject to regulation and examination by the FDIC and the UDFI. In April 2009, the Federal Reserve granted the Company a waiver under Section 23A to transfer $5.7 billion of government guaranteed student loans to CIT Bank. In connection with this transaction, CIT Bank assumed $3.5 billion in debt and paid $1.6 billion in cash to CIT. For the purpose of reporting CIT’s consolidated balance sheet and segment information, assets and liabilities that are reported by the bank, are included in the originating segment. The student loans transferred to the bank and commercial loans funded by the bank are reported in the Consumer and Corporate Finance segments, respectively. Currently, the bank raises deposits by issuing deposits through broker channels.

EMPLOYEES

CIT employed 4,293 people at December 31, 2009, of which 3,067 were employed in the U.S. and 1,226 outside the U.S.

COMPETITION

Our markets are competitive, based on factors that vary with product, customer, and geographic region. Our competitors include captive finance companies, global and domestic commercial and investment banks, community banks and leasing companies. Many of our larger competitors compete with us globally. In most of our business segments, we have a few large competitors with significant penetration and many smaller niche ones.

Many of our domestic and global competitors are large companies with substantial financial, technological, and marketing resources. Most of our competitors currently have a lower cost of funds. We compete primarily on the basis of financing terms, structure, client service and price. From time to time, our competitors seek to compete aggressively and we may lose market share to the extent we are unwilling to match competitor product structure, pricing or terms that do not meet our credit standards or return requirements.

There has been substantial consolidation and convergence among companies in the financial services industry. This trend accelerated over the course of the past two years as the credit crisis and economic dislocation caused numerous mergers and asset acquisitions among industry participants. The trend toward consolidation and convergence significantly increased the geographic reach of some of our competitors and hastened the globalization of the financial services markets. To take advantage of some of our most significant international challenges and opportunities, we will have to compete successfully with financial institutions that are larger and better capitalized and that may have a stronger local presence and longer operating history outside the U.S.

Other competitive factors include industry experience, asset and equipment knowledge, and strong relationships. The regulatory environment in which we and/or our customers operate also affects our competitive position.

REGULATION

General

CIT Group Inc. is a bank holding company subject to regulation and examination by the Board of Governors of the Federal Reserve Board (FRB) under the Bank Holding Company (BHC) Act. CIT Bank is chartered as a state bank by the Department of Financial Institutions of the State of Utah (UDFI). CIT Group Inc.’s principal regulator is the Federal Reserve and CIT Bank’s principal regulators are the FDIC and the UDFI.

Certain of our subsidiaries are subject to regulation from various agencies. Student Loan Xpress, Inc., a Delaware corporation, conducts its business through various third party banks authorized by the Department of Education, including Fifth Third Bank, Manufacturers and Traders Trust Company and Liberty Bank, as eligible lender trustees. CIT Small Business Lending Corporation, a Delaware corporation, is licensed by and subject to regulation and examination by the U.S. Small Business Administration. CIT Capital Securities L.L.C., a Delaware limited liability company, is a broker-dealer licensed by the National Association of Securities Dealers, and is subject to regulation by the Financial Industry Regulatory Authority and the Securities and Exchange Commission (SEC). CIT Bank Limited, an English corporation, is licensed as a bank and broker-dealer and is subject to regulation and examination by the Financial Services Authority of the United Kingdom.

Our insurance operations are conducted through The Equipment Insurance Company, a Vermont corporation; CIT Insurance Agency, Inc., a Delaware corporation; and Equipment Protection Services (Europe) Limited, an Irish company. Each company is licensed to enter into insurance contracts and is subject to regulation and examination by insurance regulators. We have various banking corporations in Brazil, France, Germany, Italy, and Sweden, and a broker-dealer entity in Canada, each of which is subject to regulation and examination by banking and securities regulators.

Cease and Desist Orders and Written Agreement

On July 16, 2009, the FDIC and UDFI each issued a Cease and Desist Order to CIT Bank (together, the “Orders”) in connection with the diminished liquidity of Predecessor CIT. CIT Bank, without admitting or denying any allegations made by the FDIC and UDFI, consented and agreed to the issuance of the Orders.

Each of the Orders directs CIT Bank to take certain affirmative actions, including among other things ensuring that it does not allow any “extension of credit” to CIT or any other affiliate of CIT Bank or engage in any “covered transaction,” declare or pay any dividends or other payments representing reductions in capital, or increase the amount of “Brokered Deposits” above the $5.527 billion outstanding at July 16, 2009, without the prior written consent of the FDIC and the UDFI. Since the receipt of the Orders, the Company chose to limit new corporate loan originations by CIT Bank. On August 14, 2009, CIT Bank provided to the FDIC and the UDFI a contingency plan that ensures the continuous and satisfactory servicing of Bank loans if CIT is unable to perform such servicing.

On August 12, 2009, CIT entered into a Written Agreement with the Federal Reserve Bank of New York (the “FRBNY”). The Written Agreement requires regular reporting to the FRBNY, the submission of plans related to corporate governance, credit risk management, capital, liquidity and funds management, the Company’s business and the review and revision, as appropriate, of the Company’s consolidated allowances for loan and lease losses methodology. CIT must obtain prior written approval by the FRBNY for payment of dividends and distributions, incurrence of debt, other than in the ordinary course of business, and the purchase or redemption of stock. The Written Agreement also requires notifying the FRBNY prior to the appointment of new directors or senior executive officers, and places restrictions on indemnification and severance payments. Each of the new directors that were appointed by the Board of Directors subsequent to our emergence from bankruptcy and the appointment of John A. Thain, our new Chairman and CEO were reviewed with the FRBNY.

Pursuant to the Written Agreement, the Board of Directors appointed a Special Compliance Committee of the Board to monitor and coordinate compliance with the Written Agreement. We submitted a capital plan and a liquidity plan on August 27, 2009, and a credit risk management plan on October 8, 2009, as required by the Written Agreement. We prepared and submitted our corporate governance plan and business plan on October 26, 2009. Following emergence from bankruptcy, our liquidity, governance and credit risk management plans were updated and submitted to the FRBNY on January 29, 2010. The Company is continuing to provide periodic reports to the FRBNY as required by the Written Agreement.

Banking Supervision and Regulation

We and our wholly-owned banking subsidiary, CIT Bank, like other bank holding companies and banks, are highly regulated at the federal and state levels. As a bank holding company, the BHC Act restricts our activities to banking and activities closely related to banking. The BHC Act grants a new bank holding company, like CIT, two years to comply with activity restrictions. Under the Gramm-Leach-Bliley Act of 1999 (GLB), the activities of a BHC are restricted to those activities that were deemed permissible by the Federal Reserve at the time the GLB Act was passed. The vast majority of our activities are permissible. However, a limited number of our existing activities and assets must be divested or terminated by December 22, 2010, (unless the FRB extends the two-year period for compliance), comprised primarily of a limited number of equity investments and certain real estate investment activities, for which new investments were discontinued.

CIT is subject to supervision and examination by the FRB. Under the system of “functional regulation” established under the BHC Act, the FRB supervises CIT, including all of its non-bank subsidiaries, as an “umbrella regulator” of the consolidated organization. In addition, CIT Bank is subject to regulation by the FDIC and the UDFI and some of our non-depository subsidiaries are subject to regulation by other U.S. regulators. Such “functionally regulated” non-depository subsidiaries include our broker-dealer, regulated by the SEC, the NASD and FINRA, and our insurance companies, regulated by various insurance authorities.

Capital and Operational Requirements

The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. These regulatory agencies may from time to time require that a banking organization maintain capital above the stated minimum levels, whether because of financial condition, the nature of assets, or actual or anticipated growth. The Federal Reserve leverage and risk-based capital guidelines divide a bank holding company’s capital framework into tiers. The regulatory capital guidelines currently applicable to bank holding companies are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). Bank regulators are phasing in revised regulatory capital guidelines based on the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II).

We compute and report our capital ratios in accordance with the Basel I requirements for the purpose of assessing our capital adequacy. Tier 1 capital generally includes common shareholders’ equity, trust preferred securities, non-controlling minority interests and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of, among other things, preferred stock not qualifying as Tier 1 capital, mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to 1.25 percent of risk-weighted assets and other adjustments. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents our qualifying total regulatory capital. Under the capital guidelines of the Federal Reserve, certain commitments and off-balance sheet transactions are assigned asset equivalent weightings and, together with assets, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (U.S. Treasury Bonds) to 100%. Risk-based capital ratios are calculated by dividing Tier 1 and Total Capital by risk-weighted assets. The minimum Tier 1 capital ratio is 4% and the minimum Total Capital ratio is 8%. Our Tier 1 and total risk-based capital ratios were well in excess of these guidelines at December 31, 2009. However, we committed to regulators to maintain a Total Capital ratio of 13% for the bank holding company. The Tier 1 and Total Capital ratio at December 31, 2009 were 14.2%. The calculation of regulatory capital ratios are subject to review and consultation with the Federal Reserve, which may result in refinements to estimated amounts. At December 31, 2009, our Tier 1 and Total Capital were comprised solely of common shareholders’ equity.

The leverage ratio is determined by dividing Tier 1 capital by adjusted quarterly average total assets. CIT, as a bank holding company, is required to maintain a minimum Tier 1 leverage ratio of 4% and is not subject to a Federal Reserve directive to maintain higher capital levels. Our leverage ratio at December 31, 2009 was 11.3%, exceeding requirements.

In connection with the FDIC’s approval in December 2008 of CIT Bank’s conversion from a Utah industrial bank to a Utah state bank, CIT Bank committed to maintain a Tier 1 leverage ratio of at least 15% for at least three years after conversion. At December 31, 2009, CIT Bank’s Tier 1 leverage ratio was 17.1%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is deemed to be “well capitalized,” the highest category, if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. Our Bank’s capital ratios were all in excess of minimum guidelines. Neither CIT nor CIT Bank is subject to any order or written agreement regarding any capital requirements, but each has committed to its principal regulator to maintain certain capital ratios above the minimum requirement. FDICIA requires the applicable federal regulatory authorities to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum requirements. Undercapitalized depository institutions are required to submit a capital restoration plan, and any holding company must guarantee the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply. In the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. FDICIA requires various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

Regulators take into consideration: (a) concentrations of credit risk, (b) interest rate risk, and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining capital adequacy. This evaluation is made during the institution’s safety and soundness examination. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Under these guidelines, CIT Bank was considered well capitalized as of December 31, 2009.

Acquisitions, Interstate Banking and Branching

Bank holding companies are required to obtain prior approval of the Federal Reserve before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), a bank holding company may acquire banks in states other than its home state, without regard to the permissibility of such acquisition under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to and following the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in that state (or such amount as established by state law if such amount is lower than 30%).

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

Dividends

CIT Group Inc. is a legal entity separate and distinct from CIT Bank and other subsidiaries. CIT Group Inc., parent of CIT Bank and our other subsidiaries, provides a significant amount of funding to its subsidiaries, which is generally recorded as intercompany loans. Most of CIT Group Inc.’s revenue is interest on intercompany loans from its subsidiaries, including CIT Bank. Cash can be transferred to CIT Group Inc. by its subsidiaries, including CIT Bank, through the repayment of intercompany debt or the payment of dividends. CIT Bank is subject to various regulatory policies and requirements relating to the payment of dividends. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or BHC that the payment of dividends would be an unsafe or unsound practice and to limit or prohibit payment. Under the terms of the Written Agreement dated August 12, 2009, between CIT and the Federal Reserve Bank of New York, CIT cannot declare or pay dividends on common stock without the prior written consent of the Federal Reserve Bank and the Director of the Division of Banking Supervision of the Board of Governors.

The ability of CIT Group Inc. to pay dividends on common stock may be affected by various minimum capital requirements, particularly the capital and non-capital standards established under FDICIA. The right of CIT Group Inc., our stockholders, and our creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to prior claims of creditors of CIT Bank and other subsidiaries.

Federal and state laws impose limitations on the payment of dividends by our bank subsidiary. The amount of dividends that may be paid by a state-chartered bank that is not a member bank of the Federal Reserve System, such as CIT Bank, is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the bank obtains the approval of its chartering authority. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” Utah law imposes similar limitations on Utah state banks. Under the terms of the Cease and Desist Orders, each dated July 16, 2009, issued by the FDIC and the UDFI to CIT Bank, CIT Bank cannot declare or pay dividends on its common stock or any other form of payment representing a reduction in capital without the prior written consent of the Regional Director of the FDIC’s San Francisco Regional Office.

It is also the policy of the FRB that a bank holding company generally only pay dividends on common stock out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with capital needs, asset quality, and overall financial condition. In the current financial and economic environment, the FRB indicated that bank holding companies should not maintain high dividend pay-out ratios unless both asset quality and capital are very strong. A bank holding company should not maintain a dividend level that places undue pressure on the capital of bank subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength.

U.S. Treasury’s TARP Capital Purchase Program

On December 31, 2008, CIT issued $2.3 billion of preferred stock and a warrant to purchase its common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program. The preferred stock and warrant issued to the U.S. Treasury contained certain restrictions on CIT’s payment of dividends, repurchase of common or preferred stock and compensation of executive officers. Under the Company’s Plan of Reorganization, which was approved by the U.S. Bankruptcy Court on December 8, 2009, CIT issued contingent value rights (CVR’s) to the U.S. Treasury in exchange for the $2.3 billion preferred stock and warrant previously issued, which were cancelled. The CVR’s expired without any value on February 8, 2010. The Treasury Department has not yet issued regulations regarding the impact of a discharge in bankruptcy on our obligations under the TARP Capital Purchase Program. CIT is continuing to follow the corporate governance best practices we initiated under the TARP Capital Purchase Program.

Source of Strength

CIT, as a bank holding company, is expected to serve as a source of strength to subsidiary banks and to commit capital and other financial resources. This support may be required at times when CIT may not be able to provide such support without adversely affecting its ability to meet other obligations. If CIT is unable to provide such support, the Federal Reserve could instead require the divestiture of CIT Bank and impose operating restrictions pending the divestiture. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, if a loss is suffered or anticipated by the FDIC either as a result of the failure of a bank subsidiary or related to FDIC assistance provided to such subsidiary in danger of failure, the other banking subsidiaries may be assessed for the FDIC’s loss, subject to certain exceptions.

Enforcement Powers of Federal Banking Agencies

The Federal Reserve and other banking agencies have broad enforcement powers with respect to an insured depository institution and its holding company, including the power to terminate deposit insurance, impose substantial fines and other civil penalties, and appoint a conservator or receiver. Failure to comply with applicable laws or regulations could subject CIT Group Inc. or CIT Bank, as well as their officers and directors, to administrative sanctions and potentially substantial civil and criminal penalties.

FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, as the capital category of an institution declines. Failure to meet capital guidelines could also subject a depository institution to capital raising requirements.

Prompt corrective action regulations apply only to depository institutions and not to bank holding companies. The FRB is authorized to take appropriate action at the holding company level, based upon the undercapitalized status of the holding company’s depository subsidiaries. In certain instances relating to an undercapitalized depository subsidiary, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill that guarantee. In the event of the bankruptcy of the parent holding company, the guarantee would take priority over the parent’s general unsecured creditors.

FDIC Deposit Insurance

Deposits of CIT Bank are insured by the FDIC and subject to premium assessments. FDIC deposit insurance premiums are risk based, resulting in higher premium assessments to banks that have lower capital ratios or higher risk profiles. These risk profiles take into account findings by the primary banking regulator through its examination and supervision of the bank. A negative evaluation by the FDIC could increase costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks.

Transactions with Affiliates

Transactions between CIT Bank and CIT Group Inc. and its subsidiaries and affiliates are regulated by the FRB and the FDIC pursuant to Sections 23A and 23B of the Federal Reserve Act. These regulations limit the types and amounts of transactions (including loans to and credit extensions from CIT Bank) that may take place and generally require those transactions to be on an arms-length basis. These regulations generally do not apply to transactions between CIT Bank and its subsidiaries. In 2009, pursuant to an application filed with the Federal Reserve for an exemption from Section 23A, CIT transferred approximately $5.7 billion of student loan assets and related debt to CIT Bank. In connection with this transfer, CIT is required to repurchase any transferred assets that become past due, to reimburse CIT Bank for credit-related losses due to the transferred assets, or to pledge collateral to CIT Bank to protect it against credit-related losses. CIT does not have any other applications pending or planned for exemption from Section 23A. We do however, anticipate requesting permission during 2010 or 2011 to permit us to transfer certain origination and servicing platforms, but not portfolio assets, into CIT Bank.

Other Regulation

In addition to U.S. banking regulation, our operations are subject to supervision and regulation by other federal, state, and various foreign governmental authorities. Additionally, our operations may be subject to various laws and judicial and administrative decisions. This oversight may serve to:

-	regulate credit granting activities, including establishing licensing requirements, if any, in various jurisdictions;
-	establish maximum interest rates, finance charges and other charges;
-	regulate customers’ insurance coverages;
-	require disclosures to customers;
-	govern secured transactions;
-	set collection, foreclosure, repossession and claims handling procedures and other trade practices;
-	prohibit discrimination in the extension of credit and administration of loans; and
-	regulate the use and reporting of information related to a borrower’s credit experience and other data collection.

Changes to laws of states and countries in which we do business could affect the operating environment in substantial and unpredictable ways. We cannot accurately predict whether such changes will occur or, if they occur, the ultimate effect they would have upon our financial condition or results of operations.

GLOSSARY OF TERMS

Accretable / Non-accretable fresh start accounting adjustments reflect components of the fair value adjustments to assets and liabilities. Accretable adjustments flow through the related line items on the statement of operations (interest income, interest expense, other income and depreciation expense) on a regular basis over the remaining life of the asset or liability. These primarily relate to interest adjustments on loans and leases, as well as debt. Non-accretable adjustments, for instance credit related write-downs on loans, become adjustments to the basis of the asset and flow back through the statement of operations only upon the occurrence of certain events, such as repayment.

Accumulated Benefit Obligation (“ABO”) is the actuarial present value as of a date of benefits (whether vested or non-vested) attributed by a pension, or other postretirement benefit formula to employee service rendered before a specified date and based on employee service and compensation (if applicable) prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.

Average Earning Assets (AEA) is computed using month end balances and is the average of finance receivables (defined below), operating lease equipment, financing and leasing assets held for sale, and certain investments, less the credit balances of factoring clients. We use this average for certain key profitability ratios, including return on AEA and Net Finance Revenue as a percentage of AEA.

Average Finance Receivables (AFR) is computed using month end balances and is the average of finance receivables (defined below) and includes loans and finance leases. It excludes operating lease equipment. We use this average to measure the rate of net charge-offs on an owned basis for the period.

Derivative Contract is a contract whose value is derived from a specified asset or an index, such as an interest rate or a foreign currency exchange rate. As the value of that asset or index changes, so does the value of the derivative contract. We use derivatives to reduce interest rate, foreign currency or credit risks. The derivative contracts we use include interest-rate swaps, cross-currency swaps, foreign exchange forward contracts, and credit default swaps.

Efficiency Ratio is the percentage of salaries and general operating expenses to Total Net Revenue (defined below). We use the efficiency ratio to measure the level of expenses in relation to revenue earned.

Finance receivables include loans and capital lease receivables. In certain instances, we use the term “Loans” to also mean loans and capital lease receivables, as presented on the balance sheet.

Financing and Leasing Assets include finance receivables, operating lease equipment, assets held for sale, and other investments.

Fresh Start Accounting was adopted upon emergence from bankruptcy. Fresh-start accounting recognizes that CIT has a new enterprise value following its emergence from bankruptcy and requires asset values to be remeasured using fair value in accordance with accounting requirements for business combinations. The excess of reorganization value over the fair value of tangible and intangible assets was recorded as goodwill. In addition, fresh-start accounting also requires that all liabilities, other than deferred taxes, be stated at fair value. Deferred taxes are determined in conformity with accounting requirements for Income Taxes.

Held for Investment describes loans that CIT has the ability and intent to hold in portfolio for the foreseeable future or until maturity. These are carried at amortized cost, unless it is determined that other than temporary impairment has occurred, and then a charge is recorded in the current period statement of operations.

Held for Sale describes assets that we intend to sell in the near-term. These are carried at the lower of cost or market, with a charge reflected in the current period statement of operations if the cost (or current book value) exceeds the market value.

Interest income includes interest earned on finance receivables, cash balances and dividends on investments.

Lease – capital and finance is an agreement in which the party who owns the property (lessor), CIT in our finance business, permits another party (lessee), our customers, to use the property with substantially all of the economic benefits and risks of ownership passed to the lessee.

Lease – leveraged is a lease in which a third party long-term creditor provides non-recourse debt financing. We are party to these lease types either as a creditor or as the lessor.

Lease – operating is a lease in which we retain beneficial ownership of the asset, collect rental payments, recognize depreciation on the asset, and retain the risks of ownership, including obsolescence.

Lower of Cost or Market (LOCOM) relates to the carrying value of an asset. The cost refers to the current book balance, and if that balance is higher than the market value, an impairment charge is reflected in the current period statement of operations.

Net Finance Revenue reflects Net Interest Revenue plus rental income on operating leases less depreciation on operating lease equipment, which is a direct cost of equipment ownership. This subtotal is a key measure in the evaluation of our business.

Net Interest Revenue reflects interest and fees on loans and interest/dividends on investments less interest expense on deposits and short and long term borrowings.

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

Non-interest Revenue or Other Income includes rental income on operating leases, syndication fees, gains from dispositions of receivables and equipment, factoring commissions, loan servicing and other fees.

Owned assets mean those assets that are on-balance sheet.

Projected Benefit Obligation (“PBO”) is the actuarial present value as of a date of benefits attributed by a pension, or other post-retirement, benefit formula to employee service rendered prior to a specified date. The projected benefit obligation is measured using assumptions as to future compensation levels if the pension benefit formula is based on those future compensation levels (pay-related, final-pay, final-average-pay, or career-average-pay plans).

Reorganization Adjustments, include items directly related to the reorganization of our business, including gains from the discharge of debt, offset by professional fees and other costs.

Reorganization Equity Value is the value attributed to the new entity and is generally viewed as the estimated fair value of the entity considering market valuations of comparable companies, historical merger and acquisition prices and discounted cash flow analyses.

Reorganization Value is the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring.

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

Tier 1 Capital and Tier 2 Capital are regulatory capital as defined in the capital adequacy guidelines issued by the Federal Reserve. Tier 1 Capital is Total Stockholders Equity reduced by goodwill and intangibles and adjusted by elements of other comprehensive income. Tier 2 Capital adjusts Tier 1 Capital for other preferred stock that does not qualify as Tier 1, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, and allowance for credit losses up to 1.25% of risk weighted assets.

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

Item 1A. Risk Factors

Risk Factors

The operation of our business, our transition to a bank-centric business model, and the effects of the transactions that were effectuated under the Plan of Reorganization each involve various elements of risk and uncertainty. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business. You should carefully consider the risks and uncertainties described below as well as the other information appearing elsewhere in this Annual Report on Form 10-K before making a decision whether to invest in the Company. References in these Risk Factors to the “Plan of Reorganization” are references to CIT Group Inc.’s Modified Second Amended Prepackaged Reorganization Plan of CIT Group Inc. and CIT Group Funding of Delaware LLC, dated December 7, 2009, under Chapter 11 of the Bankruptcy Code as such plan is described in and attached to our Current Report on Form 8-K filed December 9, 2009, which was confirmed by the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on December 8, 2009. Neither the Plan of Reorganization, the projected financial information, nor our disclosure statement previously filed with the Bankruptcy Court are incorporated by reference into this Form 10-K and such documents should not be considered or relied on in making any investment decisions involving our common stock or other securities.

Risks Related to Our Strategy and Business Plan

Following our emergence from bankruptcy, we are undergoing a significant change in our senior management team and our Board of Directors, which may affect our long-term business strategy and our ability to develop and implement that strategy. There is no assurance that we will be able to develop, refine, and implement our business strategy successfully following the significant changes in our leadership.

Since we emerged from our Chapter 11 proceeding, John A. Thain was appointed Chairman and Chief Executive Officer effective February 8, 2010, replacing Jeffrey M. Peek, who resigned effective January 15, 2009. Mr. Thain needs to fill several key positions in his senior management team to replace executives who have resigned or are scheduled to resign or retire, including the Chief Financial Officer, the Chief Risk Officer, and certain other senior executives. In addition, two members of the prior Board of Directors resigned and seven new directors (one of whom resigned shortly thereafter due to short-term health issues) were identified by bondholders in the bankruptcy proceeding, were appointed by the Board, and will serve with five incumbent directors. The new management team and the reconstituted Board of Directors must either refine and implement the current strategy of transitioning to a bank-centric business model or identify and implement an alternative business strategy. As a result of the significant changes in the senior management team, the senior positions that are still open and the changes in the Board of Directors, there is no assurance that our business strategy will not change significantly or that we will be able to successfully implement that strategy.

Although we enhanced our capital structure and improved our liquidity position by implementing our Plan of Reorganization, we are still refining and developing a detailed strategy and business plan, including identifying and securing a stable source of long-term funding. There is no assurance that we will be able to develop and implement such a plan in the time frame available to us.

In our bankruptcy proceeding, we consummated our Plan of Reorganization to enhance our capital structure and improve our liquidity position in the near term. By doing so, we were able to extend the maturities of substantial portions of our debt so that most of our borrowings (with the exception of the Credit Facility and the Expansion Credit Facility) will not begin to come due until 2013. We believe this reorganization affords us a period of time to address the significant financial and economic challenges that led to our reorganization and continue to face our company.

One of the main reasons we needed to reorganize in bankruptcy was our traditional dependence on borrowing with unsecured debt (commercial paper, medium-term notes, and corporate bonds) to fund our loan and lease portfolio. Due to difficult conditions in the credit markets as well as the adverse impact of weaker economic conditions on our financial performance in recent years, we were no longer able to meet our borrowing needs, and we must develop a more stable, longer-term source of funding, not only to meet our long-term liabilities as they come due but to fund our businesses and once again become profitable. We believe that conducting a greater level of our business activities within CIT Bank to facilitate greater funding stability can help us achieve this goal. As a regulated bank, CIT Bank will have access to certain funding sources, such as insured deposits, that are not available to non-banking institutions. There are significant risks associated with this strategy, however. First, due to regulatory requirements, CIT Bank will generally not be able to fund any businesses conducted outside the Bank and we will need to transfer a substantial portion of our business platforms to CIT Bank in order to use the Bank as a funding source. This will require the approval of our banking regulators, however, and there is no assurance that we will receive such approvals. Moreover, once we transition our businesses to CIT Bank, they will be subject to greater regulatory oversight and there is no assurance that we will be able to conduct them, or achieve growth and profitability in them, as we might wish. Finally, there is no assurance that CIT Bank will become a reliable funding source to the extent we need it to be, either as to the amount of borrowings we might need or as to the cost of funding. This will depend in significant part on our ability to attract deposits at CIT Bank, which currently is limited by its lack of a branch network and by the Cease and Desist Orders restricting the amount of deposits it may seek from brokers, and whether CIT Bank will be accepted by the funding markets as a reliable borrower and on whether and how quickly the availability of funding in these markets is restored.

Even if the bank-centric model is successful, we will continue to conduct substantial businesses outside CIT Bank and will need to obtain funding for those businesses in the capital markets and through third-party bank borrowings. We have not yet made final decisions about which businesses should be transferred to CIT Bank, which might be conducted more effectively outside the Bank and which might best be sold or wound down.

We believe we have a period of time in which to implement these steps so as to develop reasonably stable funding sources sufficient to support longer-term growth, but there is no assurance that we will be able to do so effectively, including for the reasons noted above. In light of this uncertainty, our new management team will continue to refine our business plan and strategy and may decide to supplement or modify it in significant ways.

Our bankruptcy proceedings, which improved our capital structure and short-term liquidity position, contemplated that we would refine and implement our strategy and business plan, based upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, we may be unsuccessful in executing our strategy and business plan, which could have a material adverse effect on our business, financial condition, and results of operation.

Our bankruptcy proceedings, which improved our capital structure and short-term liquidity position, contemplated that we would refine and implement our strategy and business plan based upon assumptions and analyses developed by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we considered appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to obtain adequate liquidity and financing sources and establish an appropriate level of debt; (ii) our ability to restore customers’ confidence in our viability as a continuing entity and to attract and retain sufficient customers; (iii) our ability to retain key employees in those businesses that we intend to continue to emphasize, and (iv) the overall strength and stability of general economic conditions of the financial industry, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful execution of our strategy and business plan.

In connection with our bankruptcy proceedings, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of our Plan of Reorganization and our ability to continue operations upon emergence from bankruptcy. The projections reflect numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Further, the projections were limited by the information available to us as of the date of their preparation, and that information has already changed. In addition, our plans continue to rely upon financial forecasts, including with respect to revenue growth, improved earnings before interest, taxes, depreciation and amortization, improved interest margins, and growth in cash flow. Financial forecasts are inherently subject to many uncertainties and are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts are even more speculative than normal, because they involve fundamental changes in the nature of our business. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by the Plan of Reorganization or our strategy and business plan will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the transactions contemplated by the Plan of Reorganization or subsequent strategy and business plan. In addition, the accounting treatment required for our bankruptcy reorganization may have an impact on our results going forward.

Our debt agreements contain restrictions that may limit flexibility in operating our business.

The indentures for the new second lien notes and the agreement governing our Expansion Credit Facility each contain various covenants that limit our ability to engage in specified transactions. These covenants limit our and our subsidiaries’ ability to, among other things:

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

  enter into a new or different line of business; or

  enter into certain transactions with our affiliates.

A breach of any of these covenants could result in a default under the new second lien notes or our Expansion Credit Facility and could result in cross defaults against our other outstanding debt and/or credit facilities.

Risks Related to Liquidity and Capital

If the Company does not maintain sufficient capital to satisfy the Federal Reserve Bank of New York, the FDIC and the Utah Department of Financial Institutions, the Federal Reserve Bank of New York or the FDIC could require the Company to divest CIT Bank or otherwise further limit the ability of CIT Bank to conduct business and/or limit access to CIT Bank by the Company or its creditors.

As a condition to becoming a bank holding company and converting CIT Bank from a Utah industrial bank to a Utah state bank, we committed to maintain a total risk-based capital ratio of at least 13% for the bank holding company and a Tier 1 leverage ratio of at least 15% for CIT Bank. While our bankruptcy reorganization increased CIT’s capital above the levels committed to with the regulators and reduced our liquidity demands over the next several years, if the Company does not develop a long-term funding strategy and maintain capital and liquidity acceptable to the Federal Reserve Bank of New York, the FDIC and the UDFI, the Federal Reserve Bank of New York or the FDIC could take action to require the Company to divest its interest in CIT Bank or otherwise limit access to CIT Bank by the Company and its creditors.

Even if we successfully implement our strategy and business plan, inadequate liquidity could materially adversely affect our future business operations.

Even if we successfully implement our strategy and business plan, obtain sufficient financing from third party sources to continue operations, and successfully operate our business, we may be required to sell assets or engage in other capital generating actions over and above our normal financing activities and cut back or eliminate other programs that are important to the future success of our business. In addition, our customers and counterparties might respond to further weakening of our liquidity position by requesting quicker payment, requiring additional collateral and increasing draws on our outstanding commitments. If this were to happen, our need for cash would be intensified and it could have a material adverse effect on our business, financial condition, or results of operations.

Although we successfully consummated the Plan of Reorganization, our indebtedness and other obligations will continue to be significant. If the current economic environment does not improve, we may not be able to generate sufficient cash flow from operations to satisfy our obligations as they come due, and as a result we would need additional funding, which may be difficult to obtain.

Although we successfully consummated the Plan of Reorganization, and even if we successfully complete the other steps of our strategy and business plan with respect to our capital structure and our businesses, we have a significant amount of indebtedness and other obligations, including potential new securities issued at increased interest rates/cost of capital, which are likely to have several important consequences. For example, the amount of indebtedness and other obligations could:

  require us to dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness and other obligations, which will reduce funds available for other necessary purposes;

  make it more difficult or impossible for us to satisfy our obligations;

  limit our ability to withstand competitive pressures;

  limit our ability to fund working capital, capital expenditures and other general corporate purposes;

  make us more vulnerable to any continuing downturn in general economic conditions and adverse developments in our industry and business; and

  reduce our flexibility in responding to changing business and economic conditions.

If we are unable to return to profitability, and/or if current economic conditions do not improve in the foreseeable future, we may not be able to generate sufficient cash flow from operations in the future to allow us to service our debt, pay our other obligations as required and make necessary capital expenditures, in which case we may need to dispose of additional assets and/or minimize capital expenditures and/or try to raise additional financing. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms.

Our business may be adversely affected if we do not successfully expand our deposit-taking capabilities at CIT Bank, which is currently restricted from increasing its level of broker deposits pursuant to Cease and Desist Orders.

The Company currently has limited access to the unsecured debt capital markets and may be unable to broaden such access in the foreseeable future, which will make the Company reliant upon bank deposits and secured financing structures to fund its business in CIT Bank. CIT Bank does not have a retail branch network and obtains its deposits through brokers. The FDIC and the UDFI, pursuant to Cease and Desist Orders, restricted the level of broker deposits that CIT Bank may hold, without the prior written consent of both the FDIC and UDFI. In order to diversify its deposit-taking capabilities beyond broker deposits, the Company will need to establish de novo banking operations or acquire a retail branch network, or internet banking operation and a cash management operation for existing customers. Any such alternatives will require significant time and effort to implement and will be subject to regulatory approval, which may not be obtained, particularly if the financial condition of the Company does not improve. In addition, we are likely to face significant competition for deposits from stronger bank holding companies who are similarly seeking larger and more stable pools of funding. If CIT Bank is unable to expand its deposit-taking capability, it could have a material adverse effect on our business, results of operations, and financial position.

Our liquidity and/or ability to issue unsecured debt in the capital markets likely will be limited by our capital structure and level of encumbered assets, the performance of our business, market conditions, credit ratings, or regulatory or contractual restrictions.

Our traditional business model depended upon access to debt capital markets to provide liquidity and efficient funding for asset growth. These markets exhibited heightened volatility and dramatically reduced liquidity. The unsecured debt markets generally have been unavailable to us since the fourth quarter of 2007, and will likely remain unavailable to us for the foreseeable future. While secured borrowing has been available to us, it is more restrictive and costly as interest rates available to us have increased significantly relative to benchmark rates, such as U.S. treasury securities and LIBOR. Downgrades in our short- and long-term credit ratings in March 2008, April 2009 and June 2009 to below investment grade and ultimately our bankruptcy filing had the practical effect of leaving us without access to the commercial paper market and other unsecured term debt markets.

As a result of these developments and our Chapter 11 bankruptcy proceedings, the Company reduced its funding sources exclusively to secured borrowings, where available. This resulted in significant additional costs due to higher interest rates and restrictions on the types of assets and advance rates as compared to unsecured funding. When the Company entered into the Credit Facility and Expansion Credit Facility, it granted liens on almost all remaining unencumbered assets. In addition, pursuant to its Plan of Reorganization, the Company issued new second lien notes pursuant to which it granted second liens on almost all of its remaining unencumbered assets. The Company’s ability to access the secured debt markets in the future will be affected by restrictions in the Credit Facility and Expansion Credit Facility and new second lien notes, and by the existing level of encumbered assets. The Company’s ability to access the unsecured debt markets or other capital generating actions is likely to be adversely affected by the Company’s outstanding secured financings, which in the aggregate encumber substantially all of the Company’s assets. There can be no assurance that we will be able to regain access to the unsecured term debt markets, or full access to the secured debt markets on attractive terms and conditions, and if we are unable to do so, it would adversely affect our business, operating results and financial condition unless the Company is able to obtain alternative sources of liquidity.

Our ability to satisfy our cash needs also is constrained by regulatory or contractual restrictions on the manner in which we may use portions of our cash on hand. The cash at CIT Bank is available solely for the Bank’s own funding and investment requirements. The restricted cash related to securitization transactions is available solely for specific permitted uses under the securitization transactions. The cash of CIT Bank and the restricted cash related to securitization transactions cannot be transferred to or used for the benefit of any other affiliate of ours. In addition, as part of our business we extend lines of credit, some of which can be drawn by the borrowers at any time. During the second quarter of 2009 and into July 2009, we experienced a significant increase in such draws, which significantly degraded our liquidity position. If the borrowers on these lines of credit increase their rate of borrowing, either as a result of their business needs or due to a perception that we may be unable to fund these lines in the future, this could substantially degrade our liquidity position, which could have a material adverse effect on our business unless the Company is able to obtain alternative sources of liquidity.

If we do not maintain sufficient capital to satisfy regulatory capital requirements in the future, there could be an adverse effect on the manner in which we do business, or we could become subject to various enforcement or regulatory actions.

Under regulatory capital adequacy guidelines, the Company and its principal banking subsidiary, CIT Bank, are required to meet requirements that involve both qualitative and quantitative measures of assets, liabilities and certain off-balance sheet items. When we became a bank holding company, we committed to the Federal Reserve Bank of New York to maintain total capital of 13% for the Company. We committed to the FDIC to maintain a leverage capital ratio of 15% for CIT Bank. Although CIT Bank continues to maintain regulatory capital on a stand-alone basis at or above the levels committed to with regulators, losses during the first nine months of 2009 reduced CIT’s level of total capital prior to our reorganization in bankruptcy below the 13% threshold that CIT committed to maintain when it became a bank holding company, and continued losses in future quarters may further reduce the Company’s total capital. Our capital levels currently exceed the minimum levels committed to the regulators as a result of consummating the Plan of Reorganization. Future losses may reduce our capital levels and we have no assurances that we will be able to maintain our regulatory capital at satisfactory levels based on the current level of performance of our businesses. Failure to maintain the appropriate capital levels would adversely affect the Company’s status as a bank holding company, have a material adverse effect on the Company’s financial condition and results of operations, and subject the Company to a variety of enforcement actions, as well as certain restrictions on its business. In addition to the requirement to be well-capitalized, CIT Group Inc. and CIT Bank are subject to regulatory guidelines that involve qualitative judgments by regulators about the entities’ status as well-managed and the entities’ compliance with Community Reinvestment Act obligations, and failure to meet those standards may have a material adverse effect on our business.

If we do not maintain sufficient regulatory capital, the Federal Reserve Bank of New York and the FDIC could take action to require the Company to divest its interest in CIT Bank or otherwise limit access to CIT Bank by the Company and its creditors. The FDIC, in the case of CIT Bank, and the Federal Reserve Bank of New York, in the case of the Company, placed restrictions on the ability of CIT Bank and the Company to take certain actions without the prior approval of the applicable regulators. Although our Plan of Reorganization received confirmation from the Bankruptcy Court, if we are unable to finalize and complete our strategy and business plan and access the credit markets to meet our capital and liquidity needs in the future, or if we otherwise suffer continued adverse effects on our liquidity and operating results, we may be subject to formal and informal enforcement actions by the Federal Reserve Bank of New York and the FDIC, we may be forced to divest CIT Bank and/or CIT Bank may be placed in FDIC conservatorship or receivership or suffer other consequences. Such actions could impair our ability to successfully execute any strategy and business plan and have a material adverse effect on our business, results of operations, and financial position.

Risks Related to Regulatory Obligations and Limitations

We are currently subject to the Written Agreement, which may adversely affect our business.

Under the terms of the Written Agreement, the Company must provide the Federal Reserve Bank of New York with (i) a corporate governance plan, focusing on strengthening internal audit, risk management, and other control functions, (ii) a credit risk management plan, (iii) a written program to review and revise, as appropriate, its program for determining, documenting and recording the allowance for loan and lease losses, (iv) a capital plan for the Company and CIT Bank, (v) a liquidity plan, including meeting short term funding needs and longer term funding, without relying on government programs or Section 23A waivers, and (vi) a business plan. The Written Agreement also prohibits the Company, without the prior approval of the Federal Reserve Bank of New York, from paying dividends, paying interest on subordinated debt, incurring or guaranteeing debt outside of the ordinary course of business, prepaying debt or purchasing or redeeming the Company’s stock. Under the Written Agreement, the Company must comply with certain procedures and restrictions on appointing or changing the responsibilities of any senior officer or director, restricting the provision of indemnification to officers and directors, and restricting the payment of severance to employees.

We are currently subject to the Cease and Desist Orders, which may adversely affect our business.

CIT Bank relies principally on brokered deposits to fund its ongoing business, which generally require payment of higher yields and may be subject to inherent limits on the aggregate amount available, depending on market conditions. The FDIC and the UDFI have issued, and CIT Bank has consented to (without admitting or denying the allegations), the Cease and Desist Orders, which, among other things, limit the amount of brokered deposits CIT Bank can maintain and restrict CIT Bank’s ability to enter into transactions with affiliates and to make dividend payments. If we are unable to increase our level of deposits through other sources, or to otherwise comply with the requirements of the Cease and Desist Orders, it could have a material adverse effect on our business. Under the Cease and Desist Orders, CIT Bank submitted a contingency plan providing for and ensuring the continuous and satisfactory servicing of all loans held by CIT Bank, which was accepted as satisfactory by the FDIC, and must obtain prior regulatory approval in order to increase the level of brokered deposits held by CIT Bank above $5,527 million (the balance at December 31, 2009 is $5,087 million). In addition if CIT Bank is deemed not to be well capitalized, it may not raise brokered deposits without prior regulatory approval. CIT Bank must notify the FDIC in writing at least 30 days prior to any management changes, and must obtain prior approval before entering into any “golden parachute” arrangements or any agreement to make any excess nondiscriminatory severance plan payments. In addition, the FDIC is requiring CIT Bank to submit a liquidity plan for funding any maturing debt and an outline of plans or scenarios for the future operation of CIT Bank if we do not maintain our regulatory capital levels.

Many of our regulated subsidiaries could be negatively affected by a decrease in regulatory capital levels or a failure to improve our performance.

In addition to CIT Bank, we have a number of other regulated subsidiaries that may be affected by a decrease in our regulatory capital levels or a failure to improve our performance. In particular, the regulators of our banking subsidiaries in the UK, Germany, Sweden, France and Brazil, as well as our SBA and insurance subsidiaries, may take action against such entities, including limiting/or prohibiting transactions with CIT Group Inc. and/or seizing such entities.

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

Most of the activities in which we currently engage are permissible activities for a bank holding company. However, since we are not a financial holding company, certain of our existing businesses are not permissible under regulations applicable to a bank holding company, including certain real estate investment and equity investment activities, and we could be required to divest those activities by December 22, 2010. In addition, we are subject to the comprehensive, consolidated supervision of the Federal Reserve, including risk-based and leverage capital requirements and information reporting requirements. We are subject to the Cease and Desist Orders and the Written Agreement. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, and is not intended to protect security holders. In addition, pursuant to the Written Agreement with the Federal Reserve Bank of New York, we are required to review the adequacy of resources for corporate governance functions, including whether the staffing levels and resources for audit, risk management, and other control functions are adequate. Providing additional resources in those areas will increase our expenses for the foreseeable future. In addition, if the FDIC and UDFI require CIT Bank to separate all of its operations from the Company, which will eliminate the cost advantages of the scale of operations of the Company, it will increase the expenses of CIT Bank for the foreseeable future.

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

The financial services industry is also heavily regulated in many jurisdictions outside of the United States. We have subsidiaries in various countries that are licensed as banks, banking corporations, broker-dealers, and insurance companies, all of which are subject to regulation and examination by banking, securities, and insurance regulators in their home jurisdiction. In addition, in several jurisdictions, including the United Kingdom and Germany, the local banking regulators requested the local regulated entity to develop contingency plans to operate on a stand-alone basis. Given the evolving nature of regulations in many of these jurisdictions, it may be difficult for us to meet all of the regulatory requirements, establish operations and receive approvals. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market, on our ability to permanently reinvest our earnings, and on our reputation generally.

We are also affected by the economic and other policies adopted by various governmental authorities and bodies in the U.S. and other jurisdictions. For example, the actions of the Federal Reserve and international central banking authorities directly impact our cost of funds for lending, capital raising and investment activities and may impact the value of financial instruments we hold. In addition, such changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

As a bank holding company engaged in the financial services industry, our business is subject to extensive and pervasive regulation throughout the United States and in various other countries, and recent initiatives to impose new legal restrictions and requirements on certain financial institutions may materially and adversely affect our profitability and our ability to grow and compete effectively.

As a result of the recent crisis in the financial services industry, the President, Congress, state legislatures and various federal and state regulators, as well as governmental authorities outside the United States, have recently put forward numerous proposals to regulate, restrict and tax the activities of certain financial institutions, and these proposals, if adopted, could significantly affect our ability to conduct certain of our businesses, including some of our material businesses, in a cost-effective manner. Some of these proposals would place restrictions on the type of activities in which certain financial institutions are permitted to engage and on the size of certain financial institutions, while others would subject certain financial institutions to stricter and more conservative capital, leverage, liquidity and risk management standards, and these proposals could significantly increase our costs and limit our growth opportunities. Furthermore, other proposed legislation and regulation would impose additional taxes on certain financial institutions. For example, the Obama administration has proposed a Financial Crisis Responsibility Fee to be levied on certain large banks and financial institutions, on the basis of their liabilities, in order to recover projected losses by the US Government under the Troubled Asset Relief Program (TARP), in which we participated. As currently proposed, this fee would be approximately fifteen basis points, or 0.15%, of an amount calculated by subtracting a covered institution’s Tier 1 capital and FDIC-assessed deposits from such institution’s total assets and would remain in effect for at least ten years. The key features of the fee, including the rate, the nature and scope of the liabilities or other items on which it would be applied and its duration, have not been fully determined and are subject to change, and thus we are unable to predict the impact that this or any similar proposal that has been or may be made will have on our business. In addition, numerous regulators have proposed heightened standards for and increased scrutiny of the compensation practices of financial institutions, and the Federal Reserve Board has issued a proposal on incentive compensation policies to ensure that they do not encourage excessive risk-taking. Among other things, these compensation-related proposals could affect a subject company’s ability to attract and retain highly valued employees. The various legislative and regulatory proposals relating to financial institutions that are currently pending or may yet be introduced may not apply to all our competitors, and if adopted they could adversely affect our ability to compete effectively and could significantly impair our profitability and growth opportunities.

Our business may be adversely affected if we do not successfully implement our project to transform our compliance, risk management, finance, treasury, operations, and other areas of our business to meet the standards of a bank holding company.

When we became a bank holding company and converted our Utah industrial bank to a Utah state bank, we analyzed our business to identify areas that require improved policies and procedures to meet the regulatory requirements and standards for banks and bank holding companies, including but not limited to compliance, risk management, finance, treasury, and operations. We developed and we are implementing project plans to improve policies, procedures, and systems in the areas identified. Our new business model is based on the assumption that we will be able to make this transition in a reasonable amount of time. We are currently subject to the Written Agreement, which, among other things, requires us to develop plans to enhance corporate governance, including increasing resources in audit, risk management and control functions, correct weaknesses in credit risk management, review and revise, as appropriate, the consolidated allowance for loan and lease losses methodology, and develop capital and liquidity plans. If we have not identified all of the required improvements, particularly in our control functions, or if we are unsuccessful in implementing the policies, procedures, and systems that have been identified, or if we do not implement the policies, procedures, and systems quickly enough, we could be subject to a variety of formal and informal enforcement actions that could result in the imposition of certain restrictions on our business, or preclude us from making acquisitions, and such actions could impair our ability to execute our business plan and have a material adverse effect on our business, results of operations, or financial position.

Risks Related to the Operation of Our Businesses

We may be additionally negatively affected by credit risk exposures and our reserves for credit losses, including the related non-accretable fair value discount component of the fresh start adjustments, may prove inadequate.

Our business depends on the creditworthiness of our customers and their ability to fulfill their obligations to us. We maintain a consolidated reserve for credit losses on finance receivables that reflects management’s judgment of losses inherent in the portfolio. We periodically review our consolidated reserve for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans, past due loan migration trends, and non-performing assets. During 2009, losses were significantly more severe than in 2008, and more severe than in prior economic downturns, due to an increase in the proportion of unsecured cash flow loans versus asset based loans in our corporate finance segment, the limited ability of borrowers to restructure their liabilities or their business, and reduced values of the collateral underlying the loans.

Our consolidated reserve for credit losses, and the related non-accretable fair value discount component of the fresh start adjustments, may prove inadequate and we cannot assure that it will be adequate over time to cover credit losses in our portfolio because of adverse changes in the economy or events adversely affecting specific customers, industries or markets. The current economic environment is dynamic and the credit-worthiness of our customers and the value of collateral underlying our receivables have declined significantly and may continue to decline significantly over the near future. Our reserves may not keep pace with changes in the credit-worthiness of our customers or collateral values. If the credit quality of our customer base continues to materially decline, if the risk profile of a market, industry, or group of customers changes significantly, or if the markets for accounts receivable, equipment, real estate, or other collateral deteriorates significantly, any or all of which would adversely affect the adequacy of our reserves for credit losses, it could have a material adverse effect on our business, results of operations, and financial position.

In addition to customer credit risk associated with loans and leases, we are exposed to other forms of credit risk, including counterparties to our derivative transactions, loan sales, syndications and equipment purchases. These counterparties include other financial institutions, manufacturers and our customers. If our credit underwriting processes or credit risk judgments fail to adequately identify or assess such risks, or if the credit quality of our derivative counterparties, customers, manufacturers, or other parties with which we conduct business materially deteriorates, we may be exposed to credit risk related losses that may negatively impact our financial condition, results of operations or cash flows.

Uncertainties related to our business may result in the loss of or decreased business with customers.

Our business depends upon our customers believing that we will be able to provide a wide range of quality products on a timely basis to our customers. Our ability to provide our products on a reliable and timely basis affects our ability to attract new customers. Many of our customers rely upon our products to provide them with the working capital necessary to operate their business or to fund capital improvements that allow them to maintain or expand their business. In many instances, these funding requirements are time sensitive. If our customers are uncertain as to our ability to continue to provide them with funding on a timely basis or to provide the same breadth and quality of products, we may be unable to attract new customers and we may experience lower business or a loss of business with our existing customers.

We may not be able to achieve adequate consideration for the disposition of assets or businesses.

As part of our strategy and business plan, we may consider a number of measures designed to manage our liquidity position, including potential asset sales. There can be no assurance that we will be successful in completing all or any of these transactions, because there may not be a sufficient number of buyers willing to enter into a transaction, we may not receive sufficient consideration for such assets, the process of selling assets may take too long to be a significant source of liquidity, or lenders or noteholders with consent rights may not approve a sale of assets. These transactions, if completed, may reduce the size of our business and it is not currently part of our long-term strategy to replace the volume associated with these businesses. From time to time, we also receive inquiries from third parties regarding our potential interest in disposing of other types of assets, such as student lending and other commercial finance or vendor finance assets, which we may or may not choose to pursue.

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

Under the terms of the Written Agreement, we are prohibited from declaring dividends on our common stock without prior written approval of the Federal Reserve Bank of New York. In addition, under the terms of the Expansion Credit Facility and the new second lien notes, we are prohibited from declaring dividends on our common stock until such indebtedness is repaid. We have suspended the payment of dividends on our common stock. We cannot determine when, if ever, we will be able to pay dividends on our common stock in the future.

Uncertainties related to our business, as well as the corporate governance best practices that we initiated under the TARP Capital Purchase Program, may create a distraction for employees and may otherwise materially adversely affect our ability to retain existing employees and/or attract new employees.

Our future results of operations will depend in part upon our ability to retain existing highly skilled and qualified employees and to attract new employees. Failure to continue to attract and retain such individuals could materially adversely affect our ability to compete. Uncertainties about the future prospects and viability of our business are impacting and are likely to continue to impact our ability to attract and retain key management, technical and other personnel, and are creating a distraction for existing employees. If we are significantly limited or unable to attract and retain key personnel, or if we lose a significant number of key employees, or if employees continue to be distracted due to the uncertainties about the future prospects and viability of our business, it could have a material adverse effect on our ability to successfully operate our business or to meet our operations, risk management, compliance, regulatory, and financial reporting requirements.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. The Act includes an amendment and restatement of Section 111 of the EESA that significantly expands and strengthens executive compensation restrictions applicable to entities, including CIT, which participate in TARP. The Act also includes a number of other requirements, including but not limited to implementing a say-on-pay policy that allows for an annual non-binding shareholder vote on executive compensation and a policy related to the approval of excessive or luxury expenditures, as identified by the United States Department of the Treasury, including corporate aircraft, office and facility renovations, entertainment and holiday parties and other activities or events that are not reasonable expenditures for staff development, performance incentives or similar measures in the ordinary course of business. Although no obligation of CIT arising from TARP financial assistance remains outstanding, we are continuing to apply the corporate governance best practices that we initiated under the TARP Capital Purchase Program, which could have a material adverse effect on our ability to recruit and retain individuals with the experience and skill necessary to manage successfully our business through its current difficulties and during the long term.

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

The degree of residual realization risk varies by transaction type. Capital leases bear the least risk because contractual payments cover approximately 90% of the equipment’s cost at the inception of the lease. Operating leases have a higher degree of risk because a smaller percentage of the equipment’s value is covered by contractual cash flows at lease inception. Leveraged leases bear the highest level of risk as third parties have a priority claim on equipment cash flows. A significant portion of our leasing portfolios are comprised of operating leases, and a portion is comprised of leveraged leases, both of which increase our residual realization risk.

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

We cannot assure you that we will be successful in avoiding or minimizing the adverse consequences which may, individually or collectively, have a material adverse effect on our ability to successfully restructure our business and on our consolidated financial position and results of operations. If we are unsuccessful in avoiding or minimizing the adverse consequences discussed above, such consequences could have a material adverse effect on our business, results of operations, and financial position.

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

In addition, while we generally hedged our translation and transaction exposures, in the past, most of our hedging transactions were terminated by our counterparties as a result of our bankruptcy proceedings. If we are unable to replace our hedging transactions, foreign currency exchange rate fluctuations could have a material adverse effect on our investment in international operations and the level of international revenues that we generate from international financing and leasing transactions. Reported results from our operations in foreign countries may fluctuate from period to period due to exchange rate movements in relation to the U.S. dollar, particularly exchange rate movements in the Canadian dollar, which is our largest non-U.S. exposure.

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

Historically, we generally employed a matched funding approach to managing our interest rate risk, including matching the repricing characteristics of our assets with our liabilities. In many instances, we implemented our matched funding strategy through the use of interest rate swaps and other derivatives, most of which were terminated by our counterparties as a result of our bankruptcy proceedings. In addition, the restructuring resulted in the conversion of our debt to U.S. Dollar, fixed rate liabilities. The restructuring and the derivative terminations left us in an asset sensitive position as our assets will reprice faster than our liabilities. Therefore, any significant decrease in market interest rates may result in a decrease in net interest margins. Likewise our non U.S. Dollar denominated debt was converted to U.S. Dollars resulting in foreign currency transactional and translational exposures. Our transactional exposures may result in income statement losses should related foreign currencies depreciate relative to the U.S. Dollar and our equity account may be similarly impacted as a result of foreign currency movements. During the second half of 2007 and all of 2008 and 2009, credit spreads for almost all financial institutions, and particularly our credit spreads, widened dramatically and made it highly uneconomical for us to borrow in the unsecured debt markets to fund loans to our customers. In addition, the widening of our credit spreads relative to the credit spreads of many of our competitors has placed us at a competitive disadvantage and made it more difficult to maintain our interest margins. If we are unable to obtain funding, either in the capital markets or through bank deposits, at an economical rate that is competitive with other banks and lenders, we will be operating at a competitive disadvantage and it may have a material adverse effect on our business, financial condition, and results of operations.

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

Our business has already been materially weakened by the recent credit crisis. A continued downturn in certain industries may result in reduced demand for products that we finance in that industry or negatively impact collection and asset recovery efforts. Decreased demand for the products of various manufacturing customers due to the recent recession may adversely affect their ability to repay their loans and leases with us. Similarly, a decrease in the level of airline passenger traffic due to the recent recession or other fears or a decline in railroad shipping volumes due to recession may adversely affect our aerospace or rail businesses, the value of our aircraft and rail assets and the ability of our lessees to make lease payments.

Competition from both traditional competitors and new market entrants may adversely affect our market share, profitability, and returns.

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

We compete primarily on the basis of pricing, terms and structure. If we are unable to match our competitors’ terms, we could lose market share. Should we match competitors’ terms, it is possible that we could experience margin compression and/or increased losses. We also may be unable to match competitors’ terms as a result of our current or future financial condition.

Item 1B. Unresolved Staff Comments

There are no unresolved SEC staff comments.

Item 2. Properties

CIT operates in the United States, Canada, Europe, Latin America, Australia and the Asia-Pacific region. CIT occupies approximately 1.6 million square feet of office space, the majority of which is leased. In conjunction with our strategic and business planning, we are analyzing the adequacy and necessity of all office space.

Item 3. Legal Proceedings

SECURITIES CLASS ACTION

In July and August 2008, putative class action lawsuits were filed in the United States District Court for the Southern District of New York (the “New York District Court”) on behalf of CIT’s pre-reorganization stockholders against CIT, its former Chief Executive Officer and its Chief Financial Officer. In August 2008, a putative class action lawsuit was filed in the New York District Court by a holder of CIT-PrZ equity units against CIT, its former CEO, CFO and former Controller and members of its current and former Board of Directors. In May 2009, the Court consolidated these three shareholder actions into a single action and appointed Pensioenfonds Horeca & Catering as Lead Plaintiff to represent the proposed class, which consists of all acquirers of CIT common stock and PrZ preferred stock from December 12, 2006 through March 5, 2008, who allegedly were damaged, including acquirers of CIT-PrZ preferred stock pursuant to the October 17, 2007 offering of such preferred stock.

In July 2009, the Lead Plaintiff filed a consolidated amended complaint alleging violations of the Securities Exchange Act of 1934 (“1934 Act”) and the Securities Act of 1933 (“1933 Act”). Specifically, it is alleged that the Company, its former CEO, CFO, former Controller, and a former Vice Chairman violated Section 10(b) of the 1934 Act by allegedly making false and misleading statements and omissions regarding CIT’s subprime home lending and student lending businesses. The allegations relating to the Company’s student lending businesses are based upon the assertion that the Company failed to account in its financial statements or, in the case of the preferred stockholders, its registration statement and prospectus, for private loans to students of a helicopter pilot training school, which it is alleged were highly unlikely to be repaid and should have been written off. The allegations relating to the Company’s home lending business are based on the assertion that the Company failed to fully disclose the risks in the Company’s portfolio of subprime mortgage loans. The Lead Plaintiff also alleges that the Company, its former CEO, CFO and former Controller and those current and former Directors of the Company who signed the registration statement in connection with the October 2007 CIT-PrZ preferred offering violated the 1933 Act by making false and misleading statements concerning the Company’s student lending business as described above.

Pursuant to a Notice of Dismissal filed on November 24, 2009, CIT Group Inc. was dismissed as a defendant from the consolidated securities action. The action will continue as to the remaining defendants and CIT’s obligation to defend such defendants continues. Plaintiffs seek, among other relief, unspecified damages and interest. CIT believes the allegations in these complaints are without merit.

In September 2008, a shareholder derivative lawsuit was filed in the New York District Court on behalf of CIT against its former CEO and current and former members of its Board of Directors, alleging defendants breached their fiduciary duties to CIT and abused the trust placed in them by wasting, diverting and misappropriating CIT’s corporate assets (the “Lookkin Action”). Also in September 2008, a similar shareholder derivative action was filed in New York County Supreme Court against CIT’s former CEO, CFO and current and former members of its Board of Directors (the “Singh Action”). The Lookkin Action and the Singh Action have been dismissed as a consequence of CIT’s bankruptcy case.

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

After the Pilot School filed for bankruptcy and ceased operations, SLX voluntarily placed those students who were attending school at the time of the closure “in grace” such that no payments under their loans have been required to be made and no interest on their loans has been accruing. Multiple lawsuits, including putative class action lawsuits and collective actions, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws. SLX participated in a mediation with several class counsels and the parties have reached an agreement pursuant to which a nationwide class of students who were in attendance at the Pilot School when it closed will be formed for the purposes of settlement only, and their claims against SLX will be resolved. In November, 2009, the United States District Court for the Middle District of Florida preliminarily approved the proposed settlement agreement and fixed February 13, 2010 as the deadline for class members to object to, or request exclusion from, the class. Nearly 2,200 students of the Pilot School are included in the settlement. Borrowers and/or co-signors under approximately 3% of these loans have objected to the settlement and borrowers and/or co-signors under approximately 5% of these loans have opted out of the settlement.

The court also fixed March 22, 2010 as the hearing date to consider final approval of the settlement. The value of the Pilot School student loans have been written down to estimated fair market value in connection with the Company’s post-bankruptcy implementation of Fresh Start Accounting. SLX also completed a settlement of a mass action commenced by students in Georgia, which is binding upon 37 SLX borrowers. The Attorneys General of several states also engaged in a review of the impact of the Pilot School’s closure on the student borrowers and any possible role of SLX. SLX cooperated in the review and has reached agreement with twelve state Attorneys General, pursuant to which, among other things, the Attorneys General support the class settlement that has been preliminarily approved by the court.

NOTEHOLDER ACTIONS CONCERNING $3 BILLION CREDIT FACILITY

In September 2009, three noteholders filed a derivative action in the Delaware Chancery Court (the “Delaware Action”) against two directors of CIT Group Funding Company of Delaware, LLC (“Delaware Funding”), alleging that the directors breached their fiduciary duties to CIT Funding by allowing CIT Funding to guaranty and grant liens upon its assets in connection with the $3 billion financing facility entered into by the Company in July 2009 (the “Credit Facility”).

On the same date, a group of noteholders, including the plaintiffs in the Delaware Action, commenced an action in the United States District Court for the Southern District of New York against Delaware Funding and many of the lenders involved in the Funding Facility. Plaintiffs brought the action on behalf of themselves and a purported class of all holders or owners of notes issued by Delaware Funding. Plaintiffs asserted the Credit Facility constituted a fraudulent transfer under New York law, and accordingly should be annulled.

These cases were dismissed with prejudice on or about December 10, 2009.

VENDOR FINANCE BILLING AND INVOICING INVESTIGATION

In the second quarter of 2007, the office of the United States Attorney for the Central District of California requested that CIT produce the billing and invoicing histories for a portfolio of customer accounts that CIT purchased from a third-party vendor. The request was made in connection with an ongoing investigation being conducted by federal authorities into billing practices involving that portfolio. Certain state authorities, including California, have been conducting a parallel investigation. The investigations are being conducted under the Federal False Claims Act and its state law equivalents. CIT is cooperating with these investigations, and substantial progress has been made towards a resolution of the investigations. Based on the facts known to date, CIT believes these matters will not have a material adverse effect on its financial statements or results of operations.

SNAP-ON ARBITRATION

On January 8, 2010, Snap-on Incorporated and Snap-on Credit LLC (“Snap-on”) filed a Demand for Arbitration alleging that CIT retained certain monies owed to Snap-on in connection with a joint venture between CIT and Snap-on that was terminated on July 16, 2009. Snap-on is alleging that CIT improperly underpaid Snap-on during the course of the joint venture, primarily related to the purchase by CIT of receivables originated and serviced by the joint venture, and is alleging damages of approximately $115 million. On January 29, 2010, CIT filed its Answering Statement and Counterclaim, denying Snap-on’s allegations on the grounds that the claims are untimely, improperly initiated, or otherwise barred. CIT also alleges that Snap-on wrongfully withheld payment of proceeds due to CIT from the receivables serviced by Snap-on on behalf of CIT. CIT is claiming damages in excess of $110 million. CIT believes that Snap-on’s allegations are largely without merit.

RESERVE FUND INVESTMENT

At December 31, 2009, the Company had a remaining principal balance invested in the Reserve Primary Fund (the “Reserve Fund”), a money market fund, of $48.4 million, which was reduced to $8.1 million after January 2010 cash distributions. In November 2009, the U.S. District Court issued an Order, on application made by the SEC, requiring distribution of the Reserve Fund’s remaining assets, including $3.5 billion the Reserve Fund had placed in a reserve to pay liabilities and costs associated with lawsuits and regulatory actions. It is estimated by the Reserve Fund that investors will recover 99% of their investment. As of December 31, 2009, the Company reduced its accrued pretax charge to $6.6 million from $18 million.

OTHER LITIGATION

In addition, there are various legal proceedings and government investigations against or including CIT, which have arisen in the ordinary course of business. While the outcomes of the ordinary course legal proceedings and the related activities are not certain, based on present assessments, management does not believe that they will have a material adverse effect.

PART TWO

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

On November 1, 2009, CIT Group Inc. and CIT Group Funding Company of Delaware LLC (“Delaware Funding” and together with the Company, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Debtors emerged from Chapter 11 of the Bankruptcy Code on December 10, 2009 (the “Effective Date” or “Emergence Date”). On the Effective Date, all of the outstanding common stock (“Predecessor Common Stock”) and all other outstanding equity securities of CIT, including all options and warrants, were cancelled pursuant to the terms of the plan of reorganization and CIT issued 200 million shares of new common stock (“Successor Common Stock”) to unsecured holders of debt subject to the bankruptcy proceedings. Because the value of one share of Successor Common Stock bears no relation to the value of one share of Predecessor Common Stock (a new equity value was established upon emergence) the following discussions contain information regarding Successor Common Stock.

Market Information – Successor Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CIT.” The stock began trading on the NYSE on December 10, 2009, in conjunction with our emergence from Chapter 11 proceedings.

From November 3, 2009 through the Effective Date, shares of Predecessor Common Stock of CIT traded on the OTC Bulletin Board under the symbol “CITGQ”. Before November 1, 2009, Predecessor Common Stock traded on the NYSE under the symbol “CIT”.

The following tables set forth the high and low reported closing prices for Successor and Predecessor Common Stock.

Successor Common Stock

Fourth Quarter 2009 (December 10 – December 31)	$29.64 – $26.04

Predecessor CIT Common Stock

	2009		2008

	High	Low	High	Low
First Quarter	$5.06	$1.74	$30.68	$9.63
Second Quarter	$4.28	$2.12	$15.25	$6.81
Third Quarter	$2.20	$0.41	$11.53	$6.14
Fourth Quarter*	$1.21	$0.05	$ 7.48	$1.83

* For 2009, through December 9.

Holders of Common Stock – As of February 26, 2010, there were 58,157 beneficial owners of Successor Common Stock.

Dividends – We did not declare or pay any common stock dividends on the shares of Successor Common Stock issued in December 2009. The terms of our Credit Facility and Expansion Credit Facility restrict the payment of dividends on shares of common stock, and we do not anticipate paying any such dividends at this time. During the 2009 first quarter, a $0.02 dividend per share of Predecessor Common Stock was paid. The Board suspended further dividend payments during the second quarter.

Securities Authorized for Issuance Under Equity Compensation Plans – All equity compensation plans in effect during 2009 prior to our Chapter 11 proceedings were approved by our shareholders. Equity awards with respect to these plans were cancelled upon emergence from bankruptcy. Our equity compensation plans in effect following the Effective Date were approved by the Court and do not require shareholder approval. Equity awards associated with these plans are presented in the following table.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued	Weighted-Average	Equity Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column (A))

	(A)	(B)	(C)
Equity Compensation Plan
Approved by the Court	30,024	$27.50	10,496,292

We had no other equity compensation plans that were not approved by the Court or by shareholders. For further information on our equity compensation plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data, Note 19 – Retirement, Other Postretirement and Other Benefit Plans.

Issuer Purchases of Equity Securities – No purchases of equity securities were made during the fourth quarter and there were no shares that may yet be purchased under any repurchase plans or programs.

Unregistered Sales of Equity Securities – On the Effective Date of our Plan of Reorganization, we provided for 600,000,000 shares of authorized Successor Common Stock, par value $0.01 per share, of which 200,000,000 shares of Successor Common Stock were issued on the Effective Date, and 100,000,000 shares of authorized new preferred stock, par value $0.01 per share, of which no shares were issued on the Effective Date. We reserved 10,526,316 shares of Successor Common Stock for future issuance under the Amended and Restated CIT Group Inc. Long-Term Incentive Plan.

Based on the Confirmation Order, the Company relied on Section 1145(a)(1) of the United States Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, the issuance of the new securities.

Shareholder Return – The following graph shows the cumulative total shareholder return for Successor Common Stock during the period from December 10, 2009 to December 31, 2009. Five year historical data is not presented since we emerged from bankruptcy on December 10, 2009 and the stock performance of CIT is not comparable to the performance of Predecessor Common Stock. The chart also shows the cumulative returns of the S&P 500 Index and S&P Banks Index for the same period. The comparison assumes $100 was invested on December 10, 2009 (the date our new common stock began trading on the NYSE). Each of the indices shown assumes that all dividends paid were reinvested.

CIT STOCK PERFORMANCE DATA

TOTAL RETURNS ASSUMING DAILY RE-INVESTMENT OF DIVIDENDS

Begin	Ending		CIT	S&P 500	S&P BANKS
Date	Date		(CIT)	(SPX)	(S5BANKX)
December 10, 2009*	December 31, 2009		2.26%	1.60%	0.54%

ASSUMING $100 INVESTMENT ON 12/10/09

			CIT	S&P 500	S&P Banks
	December 10, 2009	*	100.00	100.00	100.00
	December 31, 2009		102.26	101.60	100.54

*2009 returns based on opening prices December 10, 2009, the effective date of the Company’s plan of reorganization through year-end. The opening prices were: CIT: $27.00, S&P 500: 1098.69, and S&P Banks: 124.73.

Tax Attribute Preservation Provision

In order to preserve valuable tax attributes following emergence from bankruptcy, restrictions were included in our Articles of Incorporation on transfers of Successor Common Stock (the “Tax Attribute Preservation Provision”). During the Restriction Period (as defined in our Certificate of Incorporation), unless approved by the Board, any attempted transfer of Successor Common Stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) of either (i) any person or group of persons shall become a “five-percent shareholder” of the Company (as defined in Treasury Regulation Section 1.382-2T(g)) or (ii) the ownership interest of any five-percent shareholder shall be increased.

Notwithstanding the foregoing, nothing in the Tax Attribute Preservation Provision shall prevent a person from transferring New Common Stock to a new or existing “public group” of the Company, as defined in Treasury Regulation Section 1.382-2T(f)(13) or any successor regulation. The restrictions described above (the “Restriction Period”) commenced on the December 2, 2009 Confirmation Date and will remain in effect until the earlier of (a) 45 days after the second anniversary of the Confirmation Date, and (b) the date that the Board determines that (1) the consummation of the Plan did not satisfy the requirements of section 382(1)(5) of the Internal Revenue Code or treatment under that section is not in the best interests of the Company, (2) an ownership change, as defined under the Internal Revenue Code, would not result in a substantial limitation on the ability to use otherwise available tax attributes, or (3) no significant value attributable to such tax benefits would be preserved by continuing the transfer restrictions.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial information regarding our results of operations, balance sheets and certain ratios. As detailed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, upon emergence from bankruptcy on December 10, 2009, CIT adopted fresh start accounting, which results in data subsequent to adoption not being comparable to data in periods prior to emergence. Therefore, balances for CIT at December 31, 2009 are presented separately. Data for the year ended December 2009 and at or for the years ended December 2008, 2007, 2006 and 2005 represent amounts for Predecessor CIT. Predecessor CIT presents the operations of the home lending business as a discontinued operation. (See Item 8, Note 1 (Discontinued Operation) for data pertaining to discontinued operation.) The data presented below is explained further in, and should be read in conjunction with, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Item 8. Financial Statements and Supplementary Data.

(dollars in millions, except per share data)		Predecessor CIT
	CIT	At or for the Years Ended December 31,
	At December 31,
	2009	2009	2008	2007	2006	2005

Select Statement of Operations Data
Net interest revenue	–	$(301.1)	$499.1	$821.1	$789.0	$874.1
Provision for credit losses	–	(2,660.8)	(1,049.2)	(241.8)	(159.8)	(165.3)
Total other income	–	1,626.5	2,460.3	3,567.8	2,898.1	2,708.7
Total other expenses	–	(2,767.7)	(2,986.5)	(3,051.1)	(2,319.2)	(1,939.4)
Reorganization items and fresh start
adjustments	–	4,154.3	–	–	–	–
Net (loss) income (attributable) available to
common stockholders	–	(3.8)	(2,864.2)	(111.0)	1,015.8	936.4
Per Common Share Data
(Loss) income per share from continuing
operations – diluted	–	(0.01)	$(2.69)	$3.93	$4.41	$4.30
Book value per common share	$41.99	–	$13.22	$34.02	$38.31	$32.46
Tangible book value per common share	$39.67	–	$11.78	$28.42	$31.22	$27.15
Performance Ratios
Net (Loss) income before preferred
dividend as a percentage of average
common stockholders’ equity	–	N/M	-11.0%	11.6%	13.6%	14.8%
Net finance revenue as a percentage of
average earning assets	–	0.76%	2.05%	2.71%	3.08%	3.38%
Return on average total assets	–	N/M	-0.85%	1.03%	1.50%	1.81%
Dividend payout ratio	–	N/M	N/M	25.4%	18.1%	14.2%
Total ending equity to total ending assets	14.0%	–	10.1%	7.7%	10.0%	11.0%
Balance Sheet Data
Loans including receivables pledged	$34,865.8	–	$53,126.6	$53,760.9	$45,203.6	$35,878.5
Allowance for loan losses	–	–	1,096.2	574.3	577.1	540.2
Operating lease equipment, net	10,910.0	–	12,706.4	12,610.5	11,017.9	9,635.7
Goodwill and intangible assets, net	464.5	–	698.6	1,152.5	1,008.4	1,011.5
Total cash	9,825.9	–	8,365.8	6,752.5	4,392.6	3,658.6
Total assets	60,029.1	–	80,448.9	90,248.0	77,485.7	63,386.6
Total debt and deposits	48,481.6	–	66,377.5	69,018.3	60,704.8	47,864.5
Total common stockholders’ equity	8,400.0	–	5,138.0	6,460.6	7,251.1	6,462.7
Total stockholders’ equity	8,401.4	–	8,124.3	6,960.6	7,751.1	6,962.7
Credit Quality
Non-accrual loans as a percentage of
finance receivables	4.52%	6.86%	2.66%	0.89%	0.69%	0.83%
Net credit losses as a percentage of
average finance receivables	–	4.04%	0.90%	0.35%	0.33%	0.52%
Reserve for credit losses as a percentage
of finance receivables	–	4.34%	2.06%	1.07%	1.28%	1.51%
Reserve for credit losses, excluding
specific reserves as a percentage of
finance receivables, excluding guaranteed
student loans	–	4.79%	1.48%	1.21%	1.44%	1.53%
Regulatory Capital Ratios
Tier 1 Capital	14.2%	–	9.4%	N/A	N/A	N/A
Total Risk-based Capital	14.2%	–	13.1%	N/A	N/A	N/A

The following table presents Predecessor CIT’s individual components of net interest revenue and operating lease margins. It is followed by a second table that disaggregates changes in net interest revenue and operating lease margin to either the change in average balances (Volume) or the change in average rates (Rate). There is no impact from accretion or amortization of fresh start accounting adjustments in 2009.

Average Balances(1) and Associated Income for the year ended: (dollars in millions)

	December 31, 2009			December 31, 2008			December 31, 2007

	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)

Deposits with banks	$6,500.9	$38.6	0.59%	$6,138.8	$176.9	2.88%	$2,820.5	$136.2	4.83%
Investments(2)	449.1	4.3	0.96%	435.5	7.3	1.68%	174.2	25.3	14.52%
Loans and leases (including
held for sale)(3)(4)
U.S.	40,226.0	1,642.0	4.28%	44,677.4	2,580.8	6.27%	42,931.2	3,222.7	8.30%
Non-U.S.	8,305.5	673.4	8.14%	10,524.3	873.2	8.33%	9,855.3	853.9	8.69%

Total loans and leases(3)	48,531.5	2,315.4	4.97%	55,201.7	3,454.0	6.68%	52,786.5	4,076.6	8.38%

Total interest earning assets /
interest income(3)(4)	55,481.5	2,358.3	4.40%	61,776.0	3,638.2	6.25%	55,781.2	4,238.1	8.21%

Operating lease equipment,
net(5)

U.S.(5)	6,272.1	280.6	4.47%	6,211.4	358.5	5.77%	5,643.3	413.0	7.32%
Non-U.S.(5)	6,876.9	477.1	6.94%	6,376.8	461.6	7.24%	6,140.7	405.6	6.61%

Total operating lease
equipment, net(2)	13,149.0	757.7	5.76%	12,588.2	820.1	6.51%	11,784.0	818.6	6.94%

Total earning assets (3)	68,630.5	$3,116.0	4.67%	74,364.2	$4,458.3	6.29%	67,565.2	$5,056.7	7.97%

Non interest earning assets
Cash due from banks	538.0			1,409.1			1,238.3
Allowance for loan losses	(1,367.8)			(754.4)			(559.8)
All other non-interest earning
assets(6)	5,729.5			10,934.3			16,574.0

Total Average Assets	$73,530.2			$85,953.2			$84,817.7

Average Liabilities
Borrowings
Deposits	$4,238.6	$150.5	3.55%	$2,292.0	$101.7	4.44%	$2,999.9	$149.4	4.98%
Short-term borrowings	–	–		778.4	32.1	4.12%	5,043.7	294.2	5.83%
Long-term borrowings	57,761.0	2,508.9	4.34%	66,112.9	3,005.3	4.55%	59,176.4	2,973.4	5.02%

Total interest-bearing
liabilities	61,999.6	$2,659.4	4.29%	69,183.3	$3,139.1	4.54%	67,220.0	$3,417.0	5.08%

U.S. credit balances of
factoring clients	1,875.0			3,488.3			4,095.7
Non-U.S. credit balances of
factoring clients	29.9			37.9			33.7
Non-interest bearing liabilities,
noncontrolling interests and
shareholders’ equity
Other liabilities	3,221.8			6,485.5			5,999.2
Noncontrolling interests	41.8			52.5			125.2
Stockholders’ equity	6,362.1			6,705.7			7,343.9

Total Average Liabilities and
Stockholders’ Equity	$73,530.2			$85,953.2			$84,817.7

Net revenue spread			0.38%			1.75%			2.89%
Impact of non-interest bearing
sources(6)			0.30%			0.11%			-0.31%

Net revenue/yield on earning
assets(3)		$456.6	0.68%		$1,319.2	1.86%		$1,639.7	2.58%

The table below disaggregates Predecessor CIT’s year-over-year changes (2009 versus 2008 and 2008 versus 2007) in net interest revenue as presented in the preceding tables between volume (level of lending or borrowing) and rate (rates charged customers or incurred on borrowings). Factors contributing to the lower rates in 2009 and 2008 include the overall drop in market interest rates and lower asset yields due to lower market rates. The Company’s lending rates declined further than borrowing rates due to increase in our borrowing spreads (over Libor) due to market dislocation, our distressed circumstances and higher costs for maintaining liquidity. See ‘Net Finance Revenue’ section for further discussion.

Changes in Net Interest Income (dollars in millions)

	2009 Compared to 2008			2008 Compared to 2007

	Increase (decrease) due to change in:			Increase (decrease) due to change in:

	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Loans and leases

U.S.	$(190.6)	$(748.2)	$(938.8)	$109.5	$(751.4)	$(641.9)
Non-U.S.	(180.5)	(19.3)	(199.8)	55.7	(36.4)	19.3

Total loans and leases	(371.1)	(767.5)	(1,138.6)	165.2	(787.8)	(622.6)

Deposits with banks	2.2	(140.5)	(138.3)	95.6	(54.9)	40.7
Investments	0.1	(3.1)	(3.0)	4.4	(22.4)	(18.0)

Interest income	(368.8)	(911.1)	(1,279.9)	265.2	(865.1)	(599.9)

Total operating lease equipment, net (5)	37.4	(99.8)	(62.4)	49.9	(48.4)	1.5

Interest Expense
Interest on deposits	69.1	(20.3)	48.8	(31.4)	(16.3)	(47.7)
Interest on short-term borrowings	–	(32.1)	(32.1)	(175.7)	(86.4)	(262.1)
Interest on long-term borrowings	(362.8)	(133.6)	(496.4)	315.3	(283.4)	31.9

Interest expense	(293.7)	(186.0)	(479.7)	108.2	(386.1)	(277.9)

Net interest revenue	$(37.7)	$(824.9)	$(862.6)	$206.9	$(527.4)	$(320.5)

(1)	Average balances presented are derived based on month-end balances during the year and represent balances before fresh start accounting. Tax-exempt income was not significant.
(2)	Investments are included in “Other assets” in the consolidated balance sheets and do not include retained interests in securitizations as revenues from these are part of “Other Income”.
(3)	The rate presented is calculated net of average credit balances for factoring clients.
(4)	Non-accrual loans and related income are included in the respective categories.
(5)	Operating lease rental income is a significant source of revenue. We have presented these revenues net of depreciation expense.
(6)	The 2008 and 2007 rates reflect the weighting of ‘Assets of discontinued operation’ as part of the non-earning assets denominator while not including any earnings associated with these assets.

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

Item 7A. – Quantitative and Qualitative Disclosures about Market Risk

CIT Group Inc. is a bank holding company that provides financing and leasing capital principally for small business and middle market companies worldwide. We serve a wide variety of industries and offer vendor, equipment, commercial and structured financing products, as well as factoring and management advisory services. CIT is the parent of CIT Bank, a state-chartered bank in Utah. We operate primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region. CIT has been providing financial solutions to its clients since its formation in 1908 and became a bank holding company (“BHC”) in December 2008. A more detailed description of the Company is located in Part I Item 1- Business Overview.

On November 1, 2009, CIT Group Inc. and CIT Group Funding Company of Delaware LLC (“Delaware Funding”, and together with CIT, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Debtors emerged from bankruptcy December 10, 2009 (the “Effective Date” or “Emergence Date”) pursuant to the Modified Second Amended Prepackaged Reorganization Plan of Debtors (the “Plan of Reorganization”).

As detailed in Note 2, the consolidated financial statements include the effects of adopting fresh start accounting upon emergence from bankruptcy, as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The fair value of assets, liabilities and equity were derived by applying market information at the Emergence Date to account balances at December 31, 2009, unless those account balances were originated subsequent to December 10, 2009, in which case fair values were assigned based on origination value, or if the basis of accounting applicable to the balances was fair value, then fair value was determined using market information at December 31, 2009. As a result of emergence from bankruptcy, CIT became a new reporting entity for accounting purposes, with a new capital structure, a new basis in its assets and liabilities and no retained earnings or accumulated comprehensive income. We evaluated transaction activity between the Emergence Date and year end 2009 and concluded an accounting convenience date of December 31, 2009 was appropriate.

As the consolidated financial statements as of and for the years ended December 31, 2008 and 2007 are not impacted by any changes from fresh start accounting, the 2009 financial statements are not comparable to prior period financial statements. Historical financial statements of Predecessor CIT will be presented separately from CIT results in this and future filings.

We refer to CIT Group Inc. prior to the Emergence Date as “Predecessor CIT” or the “predecessor” and on and after the Emergence Date as “Successor CIT” or the “successor” or “CIT”. All references include subsidiaries of Successor CIT or Predecessor CIT, unless otherwise indicated or the context requires otherwise.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain financial terms that are relevant to our business and a glossary of key terms we use in our business is in Part I Item 1 Business Section.

Our financial information is presented separately for continuing operations and our home lending business discontinued operation. See “Discontinued Operation” and Note 1 in Item 8- Financial Statements and Supplementary Data for further information. Our disclosures contain certain non-GAAP financial measures. See “Non-GAAP Financial Measurements” for reconciliation of these to comparable GAAP measures.

BACKGROUND AND RESTRUCTURING

Executive Summary

CIT historically funded its businesses with unsecured debt and, to a lesser extent, secured borrowings, both on and off balance sheet. In 2007 and 2008, the disruption in the global credit markets restricted our access to cost efficient funding. We embarked on a strategy to change our funding model by becoming a BHC. We received approval to become a BHC in December 2008 and converted our Utah industrial bank to a Utah State Bank, but we did not realize important benefits we hoped to achieve. Failure to obtain these benefits, coupled with deteriorating loan portfolio credit performance, accelerating client line draw activity and debt rating downgrades, exacerbated an already strained liquidity situation and culminated with CIT Group Inc, the parent company, and one non-operating subsidiary, Delaware Funding, filing prepackaged voluntary petitions for relief under the Bankruptcy Code on November 1, 2009. On December 31, 2008, we issued $2.3 billion of preferred stock and a warrant to purchase our predecessor common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program. In conjunction with the bankruptcy, we issued contingent value rights (CVR’s) to the U.S. Treasury in exchange for the preferred stock and warrant previously issued, which were cancelled. We emerged from bankruptcy on December 10, 2009. The CVR’s expired without any value on February 8, 2010.

The restructuring strengthened our liquidity and capital, but did not address our long-term funding model. Debt levels were reduced by approximately $10.4 billion, and principal repayments on the $23.2 billion new second lien notes we issued do not start until 2013, relieving near-term funding stress. All predecessor common stock and preferred stock were cancelled, and 200 million shares of successor common stock were issued to eligible debt holders.

With the recapitalization and changes to our Board of Directors essentially completed, as well as the appointment of John A. Thain as Chairman and Chief Executive Officer on February 8, 2010, we are developing strategic and business plans focused on optimizing our business and creating a viable long-term funding model. The Board and CEO are currently conducting a search for a Chief Financial Officer, a Chief Risk Officer, and certain other senior executives. While the new Board and management team refine our strategy and business plan, we continue to transition to a smaller company focused on serving small and mid-sized commercial businesses with CIT Bank as part of our business and funding model.

Reorganization Strategy

During the summer and fall of 2009, the Company and its Board of Directors, in consultation with its advisors, developed an overall business reorganization strategy focused on creating a sustainable and profitable company by bolstering our financial strength and enhancing our funding model.

Our objectives with respect to improving financial strength include:

  Targeting a capital structure with lower leverage and capital ratios in excess of regulatory standards and in line or better than most of our financially sound peers;

  Enhancing liquidity and reducing our immediate need to access the capital markets through debt restructuring; and

  Positioning the Company for a return to profitability and investment grade debt ratings.

Our objectives with respect to enhancing our business model include:

  Optimizing our portfolio of businesses and organizational structure in terms of both efficiency and size;

  Identifying core businesses that, subject to regulatory approvals, could operate in CIT Bank; and

  Improving our funding model through the use of dedicated secured funding strategies in each business and subject to regulatory approval, diversifying CIT Bank to include commercial deposits, retail deposits, asset-backed financings and a reduced proportion of brokered deposits.

We developed a three-phased plan and have made significant progress executing this plan as discussed below:

  Phase 1 (Complete): Addressed short-term liquidity challenges, including obtaining a $3 billion secured credit facility (the “Credit Facility”) in July 2009 and subsequent $4.5 billion expansion facility

(the “Expansion Credit Facility”) in October 2009 from Bank of America, N.A., as successor administrative agent and collateral agent, and certain debt holders and executed a successful tender offer for $1 billion of notes maturing in August 2009.

  Phase 2 (Complete): Recapitalized the balance sheet to enhance capital and improve near-term liquidity through an in-court filing of a prepackaged Plan of Reorganization, which became effective on December 10, 2009.

  Phase 3 (In Process): Execute a strategic business plan to maximize the value of our assets and optimize our business franchise and funding model for continued value creation.

Phase 1 – Addressed Liquidity Challenges

On July 15, 2009, we determined that some of the benefits we hoped to achieve by becoming a BHC would not be realized. We experienced higher draws by our customers on loan financing commitments, which accelerated the weakening of our liquidity position.

On July 20, 2009, we entered into the $3 billion Credit Facility with Barclays Bank PLC and other lenders, largely existing bondholders. The Credit Facility was secured by substantially all of the Company’s unencumbered assets. The Company drew $2 billion under the Credit Facility on July 20th and the balance on August 4th. The Credit Facility allowed us to conduct business in the ordinary course, while working to develop and adopt a restructuring plan by October 1, 2009.

Also on July 20, 2009, we commenced a cash tender offer for outstanding floating rate senior notes due August 17, 2009 (the “August 17 Notes”). On August 3rd, the Company amended the terms of the offer to purchase any and all of the August 17 Notes for $875 for each $1,000 principal amount tendered as total consideration. The offer was consummated for approximately 58% of the outstanding principal amount with the balance repaid at par.

On October 28, 2009, we amended and restated the Credit Facility to expand the commitments by $4.5 billion (the “Expansion Credit Facility”). The Expansion Credit Facility is secured by substantially the same assets as the Credit Facility, plus any additional collateral which becomes available as a result of repayment of certain refinanced indebtedness. At year-end, the Company had drawn the full $4.5 billion. The first lien term loans are subject to a fair value collateral coverage covenant (based on accounting valuation methodology) of 2.5x the outstanding loan balance tested quarterly and upon the financing, disposition or release of certain collateral. As of December 31, 2009, the coverage ratio was 2.9x. See Note 9 – Long-term Borrowings for detail.

On October 30, 2009, we secured an incremental $1 billion committed line of credit as a backup facility to ensure liquidity during the execution of our recapitalization. This line of credit was not utilized and expired on December 31, 2009.

On February 9, 2010, the Company voluntarily prepaid $750 million principal amount of the $7.5 billion first lien term loans under the Credit Facility and the Expansion Credit Facility, using available cash. The prepayment was applied pro-rata across both facilities. The prepayment was subject to a 2% payment premium ($15 million).

Phase 2 – Recapitalized the Balance Sheet

We commenced our Reorganization Plan on October 1, 2009. Under the Plan, which was approved by the Board of Directors and by a Steering Committee of bondholders, CIT Group Inc. and Delaware Funding launched exchange offers for certain unsecured notes with a concurrent debt holder solicitation to approve a prepackaged plan of reorganization. Consummation of the exchange offer was conditioned upon satisfying certain liquidity and leverage conditions. Approval of the prepackaged Plan of Reorganization required votes by each class in favor from at least two-thirds of principal amount voting, and over half of the number of voters.

The bondholder votes were overwhelmingly supportive of the prepackaged Plan of Reorganization. All classes voted to accept the Plan with votes substantially exceeding required thresholds. Over 80% in principal amount of Predecessor CIT’s eligible debt voted, and over 90% in principal amount supported the Plan. Approximately 90% of the number of debt holders who voted, both large and small, cast affirmative votes for the Plan. The voting conditions to consummate the exchange offer were not satisfied.

On November 1, our then Board of Directors proceeded with the voluntary prepackaged bankruptcy filing for Predecessor CIT and Delaware Funding. Due to the overwhelming support from debt holders, we requested and received a quick confirmation from the Bankruptcy Court of the plan on December 8, 2009. CIT consummated the Plan and emerged from bankruptcy on December 10, 2009.

The Company’s operating subsidiaries were not part of the filing and continued to conduct business. Pursuit of the reorganization was reviewed with the Company’s primary regulators.

Significant results of consummation of the Plan included:

  cancellation of approximately $34 billion of senior and subordinated unsecured debt obligations;

  cancellation of approximately $3.5 billion of preferred stock obligations, including $2.3 billion of TARP invested by the U.S. Treasury;

  cancellation of all prior common shareholder interests;

  issuance of approximately $23 billion of new second lien notes; and

  issuance of 200 million new common shares to debt holders.

See Note 2 –Fresh Start Accounting for additional information.

The Expansion Credit Facility and new second lien notes issued under the Plan of Reorganization include a cash sweep provision that is designed to accelerate the repayment of such debt using cash in excess of certain thresholds generated from asset collections. The Plan called for corporate governance changes that resulted in significant change in the composition of the Board of Directors.

Phase 3 – Execute Strategic Business Plan

Following confirmation of the Plan of Reorganization, significant changes were made to our Board of Directors. Seven new members were recommended by large debt holders, reviewed and approved by the Nominating and Governance Committee, approved by the Federal Reserve Bank of New York, and appointed by the Board. Two incumbent members resigned and five incumbent members, who have served for several years, continue to serve as Directors. On January 21, 2010, one of the new members notified CIT that he was resigning as a director effective immediately due to short-term health issues and that position remains vacant. On February 8, 2010, John A. Thain became the Company’s Chairman and Chief Executive Officer, replacing our former CEO, who resigned effective January 15, 2010. The Board and CEO are currently conducting a search for a Chief Financial Officer, a Chief Risk Officer, and certain other senior executives.

We believe our improved capital and liquidity afford us the time and resources required to execute the balance of our strategy, including refinement of our business model, identification of strategic options for select businesses or portfolios, efficiency enhancements and implementation of a long term funding strategy, which we currently expect will be a bank-centric model. We believe we have emerged from bankruptcy with the BHC as a source of strength for CIT Bank.

Subject to the new management team and reconstituted Board of Directors continuing to develop and refine our business strategy, the Company intends to continue to pursue its strategy of transferring most bank-like business lending operations, or platforms, to CIT Bank and to have future originations by those businesses occur in the Bank, subject to approval by our regulators. The benefit of conducting these businesses in CIT Bank is to enhance their profitability by funding them with more cost-effective and stable funding sources. Corporate finance, small business lending, vendor finance and possibly trade finance are the business platforms we currently believe are most suitable to operate in CIT Bank, although this could change.

If these platforms are transferred, the legacy portfolios will remain in current non-bank subsidiaries and will be managed to maximize returns. We will use cash generated from interest and principal payments on such legacy portfolios to reduce high-cost holding company indebtedness. Non-transferred businesses will be evaluated to maximize long term value. As the new model is reviewed, we plan to maintain conservative new business volumes, with a return to growth in core businesses as the Company and economy recover. In the long term, the Company will need to further diversify its funding base by accessing capital markets, either at the holding company or CIT Bank, and by adding commercial and retail deposits at CIT Bank, subject to regulatory approval.

As described in “Risk Factors”, the Company must obtain regulatory approval in order to transfer any of its business platforms into CIT Bank or to establish or acquire any retail branch network and as such, there are risks to the successful development of a bank funding model. If the Company is unsuccessful in obtaining approval to transfer platforms into CIT Bank or to establish or acquire retail branch network, we would continue to constrain new business volumes and pursue alternative paths to maximize franchise value, including developing alternative funding sources, the potential sale or joint venture of businesses, and/or portfolio liquidations. These actions would be accompanied by reductions in operating expenses in order to maintain profitability.

CIT expects to remain focused on providing financing solutions to small and medium size businesses, a market sector that remains relatively underserved by both large national banks and smaller regional and local banks. We believe that the opportunities in this market will be compelling in the future as many independent financing companies did not survive the current economic downturn and few banks have the focused sales, underwriting and operational know-how required to serve this specialized market sector. We believe that a streamlined business model, combined with stable and competitive funding, would position us to return to profitability, depending on economic conditions.

EMERGENCE FROM BANKRUPTCY

Reorganization Items

Reorganization items are expenses directly attributed to our reorganization and include the impact of debt exchanges and discharges, professional fees, financing fees, and other costs. Reorganization items, net totaled $10.3 billion (benefit to capital) primarily consisting of the following:

1)

Debt reorganization. In accordance with the Plan of Reorganization, we discharged our obligations to debt holders of senior unsecured notes ($28.4 billion), unsecured bank lines of credit ($3.1 billion) and junior subordinated notes and convertible equity units ($2.1 billion) in exchange for the issuance of $21.0 billion of Series A notes and $2.1 billion of Series B notes and 200 million newly issued shares of common stock (100% of our now outstanding shares of common stock). In discharging these liabilities for a lower amount of new debt securities, we recognized a gain of $10.4 billion.

2)

Termination of railcar agreements. As a result of our bankruptcy filing, we were contractually required to purchase rail cars that were leased with various third party lessors. As a result of our purchase of this equipment, we incurred a loss in the amount of $721 million, and wrote-off prepaid rent of $115 million and incurred other expenses of $15 million related to the lease contract termination.

3)	Extinguishment of accrued interest on debt. In conjunction with the discharge of our obligations to debt holders, we reversed $455 million of accrued interest expense.

4)

Swap and other debt related items.  Basis adjustments related to unwound and terminated swaps, previously accounted for as qualifying hedges, and other items related to the discharge debt, were reversed, resulting in a gain of $308.9 million.

5)	Professional fees. We incurred professional fees to advisors and consultants in connection with the reorganization process totaling $50 million.

6)

Other. We realized a gain of $36 million related to the reversal of accrued dividends on preferred equity instruments in the amount of $64 million partially offset by a charge of $28 million of premiums incurred for Director and Officer insurance related to the pre-emergence period. The insurance premium is a period expense incurred in connection with implementation of the Plan.

7)	Cancellation of restricted stock, options and warrants. In accordance with the Plan of Reorganization, $29 million of equity instruments related to employee incentive plans were cancelled.

8)

Termination of aerospace agreements. As a result of our bankruptcy filing, we were contractually required to purchase aircraft that were leased with various third party lessors. As a result of our purchase of this equipment, we incurred a loss in the amount of $15.7 million, and wrote-off prepaid rent of $2.5 million and incurred other expenses of $0.3 million related to the lease contract termination.

Fresh Start Accounting

The Company emerged from bankruptcy on December 10, 2009. In accordance with U.S. GAAP, the Company adopted fresh start accounting and adjusted historical carrying values of assets and liabilities to fair values at the Emergence Date. Simultaneously, the Company determined the fair value of equity. The Company selected a Convenience Date of December 31, 2009. As a result, fresh start accounting adjustments are reflected in the balance sheet at December 31, 2009 and in the statement of operations for the year ended December 31, 2009. There is no statement of operations for the period between December 10 and December 31, 2009 and accretion and amortization of fresh start accounting adjustments will begin in 2010.

In applying fresh start accounting, management performed a two-step valuation process. First, the Company re-measured all tangible and intangible assets and all liabilities, other than deferred taxes, at fair value. Deferred tax values were determined in conformity with accounting requirements for income taxes. The resulting net asset value totaled $8.2 billion. Second, management separately calculated a reorganization equity value of $8.4 billion by applying generally accepted valuation methodologies. The excess of reorganization equity value over the fair value of net assets of $239 million was recorded as goodwill.

Reorganization equity value represents the Company’s estimate of the amount a willing buyer would pay for CIT’s net assets immediately after the reorganization. This amount was determined by CIT management with assistance from an independent financial advisor, who developed the reorganization equity value using a combination of three measurement methodologies. First, expected future free cash flows of the business, after emergence from Chapter 11, were discounted at rates reflecting perceived business and financial risks (the discounted cash flows or “DCF”). Second, market book value multiples for peer companies were compiled. Third, book value multiples in recent merger and/or acquisition transactions for companies in similar industries were also compiled. The three results were combined to arrive at the final equity valuation.

The impacts on the 2009 balance sheet, prospective impacts on the statement of operations and impacts to the comparability of credit and other financial metrics to prior periods are discussed below. See Note 2 – Fresh Start Accounting for detailed information on valuation assumptions, determination of reorganization equity value and reorganization value, and reorganization and fresh start accounting adjustments.

Finance Receivables

Loans with publicly available market information were valued based upon such market data. Finance receivables without publicly available market data were valued by applying a discount rate to each asset’s expected cash flows. To determine the discount rate, loans and lease receivables were first aggregated into logical groupings based on the nature and structure of the lending arrangement and the borrowers’ business characteristics, geographic location and credit quality; an aggregate level discount rate was then derived for each loan grouping based on a risk free index rate plus a spread for credit risk, duration, liquidity and other factors as determined by management. Where appropriate at the individual loan or lease receivable level, additional adjustments were made to the discount rate based on the borrower’s industry.

For finance receivables which are not considered impaired and for which cash flows were evaluated based on contractual terms, the discount will be accretable to earnings in future periods. This discount will be accreted using the effective interest method as a yield adjustment over the remaining lives and will be recorded in Interest Income. If the finance receivable is prepaid, the remaining accretable balance will be recognized in Interest Income. If the finance receivable is sold, the remaining discount will be considered in the resulting gain or loss. If the finance receivable is subsequently classified as non-accrual, the accretion of the discount may cease.

Capitalized loan origination costs, loan acquisition premiums and other similar items, that were previously amortized over the life of the related assets, were written off.

For finance receivables which are considered impaired or for which the cash flows were evaluated based on expected cash flows, that are less than contractual cash flows, there will be an accretable and a non-accretable discount. The non-accretable discount effectively serves as a reserve against future credit losses on the individual receivables so valued. The non-accretable discount reflects the present value of the difference between the excess of cash flows contractually required to be paid and expected cash flows (i.e. credit component). The non-accretable discount is recorded as a reduction to finance receivables and will be a reduction to future charge-offs or will be reclassified to accretable discount should expected cash flows improve. The accretable discount will be accreted using the effective interest method as a yield adjustment over the remaining lives and will be recorded in Interest Income. Finance receivables which are on non-accrual will not accrete the accretable discount until the account returns to performing status. See “Financing and Leasing Assets” section for detail of adjustments by segment.

Allowance for loan losses

As a result of fresh start accounting, the allowance for loan losses at December 31, 2009 was eliminated and effectively recharacterized as either non-accretable or accretable discounts. For Successor CIT, a provision for loan losses will be recorded in the future for both estimated losses on loans originated subsequent to the Emergence Date and additional losses, if any, required on loans existing at the Emergence Date.

Credit Metrics

Reporting of net charge-offs and non-accrual balances will be impacted in future periods. We expect that prospective charge-offs in the near term will be lower than historical levels because losses on loans existing at the Emergence Date will be allocated to non-accretable and accretable discount. To the extent the loss is in excess of the discount, the difference will be reported as a charge-off.

Non-accrual loans as of December 31, 2009 are reported net of fresh start accounting discounts. Non-accrual reporting and accounting for loans originated subsequent to emergence will continue in accordance with historical reporting.

Operating Lease Equipment

A discount was recorded to net operating lease equipment to record the equipment at its fair value. This adjustment will reduce depreciation expense over the remaining useful lives of the respective equipment on a straight line basis.

An intangible asset of $225 million was recorded for net above and below market lease contracts. These adjustments (net) will be amortized thereby lowering rental income (a component of Other Income) over the remaining lives of the lease agreements on a straight line basis.

Other Assets

Other assets were reduced to estimated fair value. This adjustment included a discount on a receivable from Goldman Sachs International (GSI) in conjunction with a secured borrowing facility and write-offs of deferred debt underwriting costs and deferred charges. The discount on the GSI receivable will be accreted into Other Income over the expected payout of the receivable.

Goodwill

Goodwill of $239 million was recorded to reflect the excess of reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities.

Long-term Borrowings

On November 1, 2009, the debt subject to the Plan was written down to the principal amount due by writing off any remaining unamortized debt discounts and hedge accounting adjustments. During the bankruptcy period from November 1, 2009 to December 10, 2009, we did not record any contractual interest expense on debt subject to the Plan. All debt, including debt issued in conjunction with the Plan, was adjusted to fair value. The fair value discount lowered debt balances and will be amortized, thereby increasing interest expense over the lives of the respective debt. This amount was offset by write-offs, related to capitalized amounts of debt not discharged in the Plan of Reorganization.

Deposits

Deposits were adjusted to fair value. The related fair value premium will be amortized as a yield adjustment over the respective lives of the deposits and reflected as a reduction in interest expense.

Deferred taxes

Deferred income taxes were determined in conformity with relevant accounting requirements. Deferred tax assets, net of valuation allowance related to fresh start accounting adjustments and were attributable to selected foreign jurisdictions.

Other Liabilities

Other liabilities were increased to estimated fair value, which relates primarily to a liability recorded for valuation of unfavorable forward order commitments to purchase aircraft partially offset by lower deferred tax liabilities. When the assets are ultimately purchased, the cost basis of the asset will be reduced by the amount of this liability.

Equity

Through the combination of reorganization adjustments and fresh start accounting, all Predecessor equity was eliminated and the fair value of the new equity of CIT was determined to be $8.4 billion. The equity value was based on our financial projections using various valuation methods, including (1) a comparison to market values and ratios of comparable companies; (2) a review of merger and acquisition transactions in our industry; and (3) a calculation of the present value of expected future cash flows – i.e. discounted cash flow analysis. The realization of such equity value is dependent upon future trading values of comparable companies, future financial results compared to those in our projections, as well as certain other assumptions. There can be no assurance that the projections will be achieved or that the assumptions will be realized. The excess equity value over the fair value of tangible and identifiable intangible assets, net of liabilities, has been reflected as goodwill.

Summary of Fresh Start Accounting

The following table presents fresh start accounting adjustments by balance sheet caption:

	(Discount) / Premium		Write-off / Other	Total
Assets	Accretable	Non-accretable

Finance Receivables	$(3,507.3)	$(1,755.1)	$(1,057.6)	$(6,320.0)
Allowance for Loan Losses	–	–	1,786.2	1,786.2
Operating Lease Equipment, net	(3,239.7)	–	(4.5)	(3,244.2)
Intangible Assets and Goodwill	225.1	239.4	–	464.5
Other Assets	(321.0)	–	(344.2)	(665.2)

Total Assets	$(6,842.9)	$(1,515.7)	$379.9	$(7,978.7)

Liabilities

Deposits	$131.4	$–	$–	$131.4
Long-term Borrowings	(3,396.4)	–	943.3	(2,453.1)
Other Liabilities	–	336.6	–	336.6

Total Liabilities	(3,265.0)	336.6	943.3	(1,985.1)

Net Equity Impact	(3,577.9)	(1,852.3)	(563.4)	(5,993.6)

Estimated fresh start accounting adjustments accretion and amortization is presented below:

Estimated Accretion / (Amortization) of Fresh Start Accounting Adjustments (dollars in millions)

	Accretable Discount
	2010	2011 and beyond	Total
Interest income	1,051.0	2,456.3	3,507.3
Interest expense	(417.4)	(2,847.6)	(3,265.0)
Rental income on operating leases	(90.6)	(134.5)	(225.1)
Other income	128.3	192.7	321.0
Depreciation expense	276.9	2,962.8	3,239.7

Total pretax impact	948.2	2,629.7	3,577.9

All estimates, assumptions, valuations, appraisals and financial projections, including the fair value adjustments, fair value accretion rates, the financial projections, the reorganization value and reorganization equity value, are inherently subject to significant uncertainties beyond our control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and the financial projections will be realized and actual results could vary materially.

PERFORMANCE MEASUREMENTS, OBJECTIVES AND EXPECTATIONS

With our emergence from bankruptcy, management is focusing on performance improvement and will utilize various measurements to track progress. The following chart reflects key performance indicators we use currently:

KEY PERFORMANCE METRICS	MEASUREMENTS

Asset Generation	- Origination volumes; and
Our ability to originate new business and build our	- Levels of financing and leasing assets
earning assets.

Revenue Generation	- Levels of net finance revenue and other income
Our ability to lend money at rates in excess of our	- Net finance revenue as a percentage of average
cost of borrowing, earn rentals on the equipment we	earning assets (AEA); and
lease, and generate other revenue streams.	- Operating lease revenue as a percentage of
average operating lease equipment (AOL).

Credit Risk Management	- Net charge-offs;
Our ability to evaluate credit worthiness of	- Non-performing assets; and
customers, maintain high-quality assets and balance	- Loan loss reserve / non-accretable discount
income potential with loss expectations.	adequacy metrics

Equipment and Residual Risk Management	- Equipment utilization;
Our ability to evaluate collateral risk in leasing and	- Value of equipment off-lease; and
lending transactions and to remarket equipment at	- Gains and losses on equipment sales.
lease termination.

Expense Management	- Operating expenses as a percentage of total net
Our ability to maintain efficient operating platforms	revenue (“Efficiency Ratio”); and
and related infrastructure.	- Operating expenses as percentage of financing
and leasing assets.

Profitability	- Net income per common share (EPS);
Our ability to generate income and appropriate	- Net income as a percentage of average common
returns to shareholders.	equity (ROE); and
- Net income as a percentage of average earning
assets (ROA).

Capital Management	- Tier 1 and Total capital ratio; and
Our ability to maintain a strong capital position.	- Tier 1 capital as a percentage of adjusted average
assets (“Leverage Ratio”).

Liquidity Risk	- Levels of cash and liquid assets;
Our ability to maintain access to ample funding at	- Ratio of liquid assets to short-term debt; and
competitive rates.	- Ratio of short-term debt to total debt.
- Liquidity sources relative to near term funding
obligations.

Market Risk	- Margin at Risk (MAR); and
Our ability to substantially insulate our profits from	- Economic Value of Equity (EVE).
movements in interest and exchange rates.

2010 Priorities and Performance Expectations

While 2008 was a transformational year, during which we transitioned our charter from an independent diversified finance company to a Bank Holding Company and broadened the powers of CIT Bank from a Utah industrial bank to a full charter Utah state bank, we were unsuccessful in realizing the important benefits of that transformation. As a result, the Company experienced liquidity pressure in 2009 that ultimately resulted in CIT Group Inc. and Delaware Funding reorganizing in November to December 2009 through a pre-packaged bankruptcy. The reorganization materially reduced our debt balances, significantly increased our liquidity runway, improved our capital ratios and positioned the Company for a return to profitability in the future.

With the recapitalization and changes to the composition of the Board of Directors essentially completed, as well as a new CEO appointed, we have set out the following primary objectives for 2010:

1.	Refine the overall Company and segment-level business models;
2.	Develop and implement a plan to reduce high cost debt incurred during the reorganization;
3.

Continue to build and enhance bank holding company capabilities in conjunction with terms of our regulatory orders and in preparation for business platform transfers to CIT Bank, subject to regulatory approvals;

4.	Continue to build a sustainable and cost-effective bank-centric funding model; and
5.	Establish alternatives and contingency plans to provide funding flexibility.

CIT expects to return to profitability in 2010 after the impact of Fresh Start Accounting (FSA), which will provide a significant level of non-cash operating income. FSA adjustments will result in significantly higher yields on loans and leases reflecting accretion revenue related to the net accretable discount.

Excluding FSA, the Company believes performance will improve somewhat in 2010 but not to profitability as we work through the lingering effects of the reorganization, including high cost debt that pressures finance margin, and our credit quality remains weak based on expectations that economic conditions, while improving, will remain weak. Key performance drivers and financial assumptions for 2010 are likely to include:

  Financing and leasing assets are expected to contract in 2010 reflecting continued conservatism with regard to new business originations, non-core portfolio run-off and potential asset sales.

  Net Finance Margin will improve considerably due to favorable net FSA accretion. Exclusive of the impact of FSA, margin improvement will be a function of our ability to prepay existing high cost debt with portfolio inflows or externally generated funds.

  Credit Costs will be considerably lower than in 2009 as the adoption of FSA reduced the carrying value of certain finance receivables to reflect expected credit losses. Provision expense in 2010 will consist of reserving for expected losses on loans and leases originated subsequent to the date of emergence from bankruptcy, and performance-based adjustments to the credit valuations recorded in FSA.

  Expenses are expected to decline in 2010 as the Company continues to right-size its infrastructure relative to revenue generation, asset levels and competitive requirements.

  Tax provisions are expected to be higher than U.S. statutory rates as we expect to incur losses in the U.S. without tax benefits, while operations outside the U.S. will be profitable and generate tax expense. The impact from the earnings mix will be mitigated somewhat due to lower tax rates outside the U.S.

BANK HOLDING COMPANY AND CIT BANK

The Company and CIT Bank are each subject to various regulatory capital requirements set by the Federal Reserve Board and the FDIC, respectively. CIT committed to its regulators to maintain a 13% Total Capital Ratio at the BHC. Failure to meet minimum capital requirements can result in regulators taking certain mandatory, or in some circumstances discretionary, actions (including requiring CIT to divest CIT Bank or CIT Bank becoming subject to FDIC conservatorship or receivership) that could have a material adverse effect on the Company.

During 2009, Predecessor CIT’s Total Capital Ratio fell below 13%. Consummation of our Plan of Reorganization in December improved our capital levels such that post emergence CIT’s Total Capital ratio is above the required level. Notwithstanding our improved capital ratios, the Company remains subject to regulatory actions described below.

Cease and Desist Orders

On July 16, 2009, the FDIC and the Utah Department of Financial Institutions (the “UDFI”) each issued a Cease and Desist Order to CIT Bank (together, the “Orders”). The Orders were in connection with the diminished liquidity of Predecessor CIT and not reflective of any financial conditions of CIT Bank. The Orders have not had an adverse impact on CIT Bank. CIT Bank, without admitting or denying any allegations made by the FDIC and UDFI, consented and agreed to issuances of the Orders.

Each of the Orders directs CIT Bank to take certain affirmative actions, including among other things, ensuring that it does not allow any “extension of credit” to CIT or any other affiliate of CIT Bank or engage in any “covered transaction,” declare or pay any dividends or other payments representing reductions in capital, or increase the amount of “Brokered Deposits” above the $5.527 billion outstanding at July 16, 2009, without the prior written consent of the FDIC and the UDFI. Since the receipt of the Orders, the Company chose to limit new corporate loan originations by CIT Bank. On August 14, 2009, CIT Bank provided to the FDIC and the UDFI a contingency plan that ensures the continuous and satisfactory servicing of Bank loans if CIT is unable to perform such servicing.

Written Agreement

CIT entered into a Written Agreement, dated August 12, 2009 (the “Written Agreement”), with the Federal Reserve Bank of New York (the “FRBNY”). The Written Agreement requires regular reporting to the FRBNY, the submission of plans related to corporate governance, credit risk management, capital, liquidity and funds management, the Company’s business and the review and revision, as appropriate, of the Company’s consolidated allowances for loan and lease losses methodology. Prior written approval by the FRBNY is required for payment of dividends and distributions, incurrence of debt, other than in the ordinary course of business, prepayment of debt and the purchase or redemption of stock. The Written Agreement also requires notifying the FRBNY prior to the appointment of new directors or senior executive officers, and imposes restrictions on indemnifications and severance payments. Each of the new directors that were appointed by the Board of Directors subsequent to our emergence from bankruptcy and the appointment of John A. Thain, our new Chairman and CEO, were reviewed with the FRBNY.

The Board of Directors appointed a Special Compliance Committee to monitor and coordinate compliance with the Written Agreement. We submitted a capital plan and a liquidity plan on August 27, 2009, a credit risk management plan on October 8, 2009 and a corporate governance plan and a business plan on October 26, 2009, as required by the Written Agreement. Our liquidity, governance and credit risk management plans were updated and submitted to the FRBNY on January 29, 2010. The Company is continuing to provide periodic reports to the FRBNY as required by the Written Agreement. The Written Agreement has not been affected by the consummation of the Plan.

Metrics as of and for the year ending December 31, 2009

At December 31, 2009, CIT’s consolidated Tier 1 and Total Capital Ratios (after reorganization and fresh start accounting adjustments) were each 14.2%, improved from 9.4% and 13.1% at December 31, 2008. We reduced consolidated risk-weighted assets to $55.2 billion from $79.4 billion at December 31, 2008, reflecting constrained new business volumes and fresh start accounting.

At December 31, 2009, CIT Bank’s total assets were $9.1 billion, up from $3.5 billion at December 31, 2008. Deposits totaled $5.2 billion, up from $2.9 billion at December 31, 2008. The increase in assets resulted from the transfer of government guaranteed student loans and accrued interest totaling $5.7 billion during 2009 pursuant to an exemption from Section 23A of the Federal Reserve Act. In consideration for this asset transfer, the bank assumed $3.5 billion of related debt, mostly conduit financing, and paid approximately $1.6 billion of cash to CIT Group Inc. For the year ended December 31, 2009, the bank recorded net income of $0.1 billion (prior to fresh start accounting adjustments of $0.4 billion), and total capital ended at $1.7 billion. CIT Bank’s Tier 1 and Total Capital Ratios (after fresh start accounting) were each 45.9% at December 31, 2009, improved from 22.2% and 23.5%, respectively, at December 31, 2008.

2009 CONSOLIDATED FINANCIAL PERFORMANCE REVIEW

CIT’s 2009 results reflect the impact of filing voluntary petitions for relief under the Bankruptcy Code and emergence therefrom, including fresh start accounting and reorganization adjustments, liquidity constraints that have curtailed lending and contributed to high borrowing costs, poor credit performance and the weak economic environment that heightened credit costs. When combined, these and other factors contributed to CIT’s net loss of $3.8 million, $0.01 per share (based on shares of Predecessor Common Stock) for the year. Excluding reorganization and fresh start accounting adjustments, the net loss was $4.1 billion.

Interest margin contracted reflecting higher costs associated with secured borrowing transactions, lower asset levels, as well as losses on derivatives terminated and derivatives which no longer qualified for hedge accounting, and termination fees on existing borrowing facilities.

The weak economic environment negatively impacted our credit performance. Non-accrual accounts and charge-offs trended up, resulting in a significantly increased provision for credit losses.

Salaries and general operating expenses were down in 2009, consistent with the smaller asset base, but were partially offset by higher professional fees associated with reorganization initiatives.

The following present certain noteworthy items and the quarter in which they arose:

Fourth Quarter

  A net benefit of $10.3 billion for items associated with the Plan of Reorganization. The largest component of this was a $10.4 billion pre-tax gain on the extinguishment of $33.6 billion of unsecured debt.

  A net pretax charge of $6.1 billion reflecting fresh start accounting adjustments to record assets and liabilities at fair value.

  A foreign exchange and derivative termination charge of $91 million in Other Income.

  Charges of $65 million relating to termination of certain secured lending facilities.

  Third Quarter

  A charge of $285 million for a change in the fair value of the GSI total return swap (“TRS”) facility recorded in Other Income. See Note 10 for additional information.

  A pretax gain of approximately $68 million on debt extinguished in the cash tender offer for our $1 billion of August 17 notes.

  Incurred approximately $46 million of professional fees related to advisors assisting with our reorganization.

  A $46 million pretax charge to interest income resulting from the termination of the vendor agreement with Snap-on.

  A pretax loss of approximately $21 million from the sale of $250 million of receivables.

  Second Quarter:

  Recorded goodwill and intangible asset impairment charges ($692 million pretax) primarily related to the Corporate Finance and Trade Finance segments triggered by the prolonged period that our stock traded below book value coupled with liquidity constraints that diminished earnings expectations for the segments and the failure to obtain additional government support, including TLGP approval and additional Section 23A waivers. The charges represented the entire goodwill and intangible assets balances.

  Sold $884 million of receivables to raise liquidity resulting in a pretax loss of approximately $184 million.

  Reclassified the TARP warrant to equity and recorded a $25 million pretax charge for the increase in fair value of the warrant for the period from the beginning of the quarter until the requirements were met to record the warrant as equity. (See discussion in Note 1 Basis of Presentation)

  Recorded severance charges of $23 million pretax primarily relating to the termination of employees.

  Terminated certain borrowing facilities and recorded termination fees of approximately $20 million, pretax, as a result of our credit rating downgrades.

First Quarter:

  Repurchased $471 million of unsecured debt at a discount and recognized a gain of approximately $139 million pretax.

  Designated the TARP warrant as a liability on January 1, 2009 and recognized pretax income of $95.8 million for the reduction in fair value of the liability.

  Recorded pretax severance charges of $20 million primarily relating to termination of employees.

NET FINANCE REVENUE

Net Finance Revenue (dollars in millions)

	Predecessor CIT Years Ended December 31,

	2009	2008	2007

Interest income	$2,358.3	$3,638.2	$4,238.1
Rental income on operating leases	1,899.5	1,965.3	1,990.9

Finance revenue	4,257.8	5,603.5	6,229.0
Less: interest expense	(2,659.4)	(3,139.1)	(3,417.0)
Depreciation on operating lease equipment	(1,141.8)	(1,145.2)	(1,172.3)

Net finance revenue	$456.6	$1,319.2	$1,639.7

Average Earnings Assets (“AEA”)(1)	$59,990.8	$64,225.8	$60,595.7

As a % of AEA:
Interest income	3.93%	5.66%	6.99%
Rental income on operating leases	3.17%	3.06%	3.29%

Finance revenue	7.10%	8.72%	10.28%
Less: interest expense	(4.43)%	(4.89)%	(5.64)%
Depreciation on operating lease equipment	(1.91)%	(1.78)%	(1.93)%

Net finance revenue	0.76%	2.05%	2.71%

As a % of AEA by Segment:
Corporate Finance	2.27%	2.74%	3.12%
Transportation Finance	2.19%	2.63%	2.81%
Trade Finance	2.39%	3.98%	5.79%
Vendor Finance	2.92%	3.93%	4.70%
Commercial Segments	2.41%	3.06%	3.59%
Consumer	(0.24)%	0.91%	1.18%
Consolidated net finance revenue	0.76%	2.05%	2.71%

(1)

Average earning assets (before fresh start accounting adjustments) are less than comparable balances in a preceding table in Item 7 due to the inclusion of credit balances of factoring clients and the exclusion of deposits with banks and other investments.

The following tables present management’s view of consolidated margin and includes the net interest spread we make on loans and equipment we lease, in dollars and as a percent of average earning assets. There is no impact from accretion or amortization of fresh start accounting adjustments in 2009. Accretion and amortization of fresh start accounting adjustments will begin in 2010 and various components of net finance revenue will be impacted. See ‘Emergence from Bankruptcy’ for related discussion.

Factors contributing to the decreases in net finance revenue in dollars and as a percent of average earning assets included higher funding costs due to market dislocation and CIT’s distressed circumstance, lower asset yields due to lower general market rates, lower asset levels and higher costs for maintaining liquidity.

The year over year variances in net finance revenue percentages are summarized in the table below:

Change in Net Finance Revenue as a % of AEA

	Predecessor CIT Years Ended December 31,
	2009	2008	2007
Net finance revenue - prior year	2.05%	2.71%	3.08%
Secured borrowing costs / funding related	(0.69)	(0.35)	(0.14)
Discontinued interest accrual on debt subject to Plan of
Reorganization	0.40	–	–
Swap and facility termination fees	(0.30)	–	–
Joint venture restructure and termination premium adjustment	(0.20)	–	–
Lower operating lease margins	(0.15)	(0.10)	–
Increased non-accrual loans	(0.14)	(0.07)	–
Maintaining cash balances	(0.11)	(0.05)	–
Lower yield related fees	–	(0.01)	(0.10)
Other	(0.10)	(0.08)	(0.13)

Net finance revenue - current year	0.76%	2.05%	2.71%

Net finance revenue continued to reflect the declining asset base as well as increased borrowing costs. Although market interest rates declined and remained low from 2007 through 2009, the decline in benchmark rates was offset by CIT’s higher funding spreads. Our borrowing spreads over benchmark rates increased significantly, reflecting credit downgrades due to operating losses and portfolio deterioration, which effectively restricted our access to lower cost unsecured debt markets and limited us to utilizing only secured lending markets.

A decline in the net finance revenue percentage was due to incrementally higher borrowing costs associated with secured borrowings, including the Credit Facility and Expansion Facility. Our plan, going forward, is to utilize excess cash, new secured financings and asset sale proceeds to repay high cost debt. In February 2010, we repaid $750 million of the Credit Facility and Expansion Credit Facility from available cash. The 2009 margin was negatively affected by lower operating lease margins, maintaining cash balances, losses related to the unwinding of terminated swaps, joint venture related activities, and higher non-accrual loans.

Net finance revenue in 2008 decreased 20% versus 2007 on constrained growth in average earning assets, as the Company controlled growth to maintain liquidity. In addition to higher funding costs, other negative factors included lower asset yields and high liquidity costs. As a percentage of average earning assets, net revenue decreased in 2008 primarily due to the cost of increased liquidity and widening of CIT’s borrowing spreads over benchmark rates, coupled with higher non-accrual loans and compressed operating lease margins.

Net finance revenue for our commercial segments and corporate and other (including the cost of increased liquidity and other unallocated treasury costs) as a percentage of average earning assets declined to 1.01% in the current year from 2.34%. See Results by Business Segment – Corporate and Other for more information.

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)

	Predecessor CIT Years Ended December 31,
	2009	2008	2007
Rental income on operating leases	14.44%	15.61%	16.89%
Depreciation on operating lease equipment	(8.68)%	(9.10)%	(9.95)%

Net operating lease revenue	5.76%	6.51%	6.94%

Average Operating Lease Equipment (“AOL”)	$13,149.0	$12,588.2	$11,784.0

Net operating lease revenue for 2009 of $758 million was down 8% as the relatively strong performance of the commercial aerospace portfolio was offset by decreased rentals in rail. Rail lease and utilization rates are under pressure as carriers and shippers reduce their fleets and return cars to us. At December 31, 2009, our entire commercial aircraft portfolio was leased while rail utilization decreased to 90% from 95%. In aerospace, 90% of the new aircraft to be delivered from our 2010 order book has been placed on lease. See “Concentrations – Operating Leases” for additional information.

The 2008 decrease in net operating lease revenue as a percentage of average operating lease assets reflects lower lease rates primarily in rail and write downs to certain residual balances. See “Concentrations –Operating Leases” for additional information.

CREDIT METRICS

Credit performance throughout 2009 continued to be impacted negatively by ongoing economic weakness globally. Nonaccrual loans and charge-offs increased significantly, particularly in the commercial real estate, printing, publishing, energy, lodging, leisure and small business lending sectors. Our Corporate Finance cash flow loan portfolio was most severely impacted. As a result, we had a higher provision for loan losses and increased our allowance for loan losses significantly from 2008 levels.

Before fresh start accounting, the December 31, 2009 allowance for loan losses totaled $1,786.2 million, up significantly from $1,096.2 million at December 31, 2008. As a percent of finance receivables, before fresh start accounting, the allowance increased to 4.34% more than doubling from 2.06 % at last year-end. As a result of adopting fresh start accounting, the allowance for loan losses at December 31, 2009 was eliminated in its entirety and effectively recorded as discounts on loans as part of the fair value of finance receivables. A portion of the discount attributable to embedded credit losses, is recorded as non-accretable discount and will be utilized as such losses occur. Prospectively, the allowance for loan losses will be established for loans recorded subsequent to the Emergence Date, and for any further credit deterioration in excess of the fair value discounts recorded for loans on balance sheet at the Emergence Date.

The allowance for loan losses is intended to provide for losses inherent in the portfolio based on estimates of the ultimate outcome of collection efforts, realization of collateral values, and other pertinent factors such as estimation risk related to performance in prospective periods. We may make adjustments to the allowance depending on general economic conditions and specific industry weakness or trends in our portfolio credit metrics, including non-accrual loans and charge-off levels and realization rates on collateral.

Our allowance for loan losses includes three components: (1) specific reserves for impaired loans, (2) reserves for estimated losses inherent in non-impaired loans based on historic loss experience and our estimates of projected loss levels and (3) a qualitative adjustment to the reserve for economic risks, industry and geographic concentrations and other factors. Our historic policy was to recognize losses through charge-offs when there was loss certainty after considering the borrower’s financial condition and underlying collateral and guarantees and the finalization of collection activities. In the third quarter of 2009, we accelerated charge-offs on loans for which we had previously provided specific reserves. As a result, this acceleration had no material impact on the provision for credit losses. This acceleration resulted from refinements to our policy following an analysis conducted pursuant to the Written Agreement with the FRBNY, reflecting the view that losses on impaired loans should be recognized as charge-offs prior to finalization of collection activities. Approximately $500 million in accelerated charge-offs were taken, principally on Corporate Finance loans that were specifically reserved as of June 30, 2009, or would have been specifically reserved during the third quarter under our prior practice.

See Risk Factors for additional disclosure on our allowance for loan losses.

The following table presents detail on our allowance for loan losses including charge-offs and recoveries:

Reserve and Provision for Credit Losses (dollars in millions)

	Predecessor CIT Years Ended December 31,
	2009	2008	2007	2006	2005
Reserve balance - beginning of period	$1,096.2	$574.3	$577.1	$540.2	$553.8

Provision for credit losses	2,660.8	1,049.2	241.8	159.8	165.3
Reserve changes relating to foreign currency translation, other	(12.2)	(36.8)	(64.6)	10.4	4.3

Net additions to the reserve for credit losses	2,648.6	1,012.4	177.2	170.2	169.6

Gross charge-offs	(2,068.2)	(557.8)	(265.4)	(204.8)	(238.6)
Recoveries	109.6	67.3	85.4	71.5	55.4

Net Credit losses	(1,958.6)	(490.5)	(180.0)	(133.3)	(183.2)

Reserve balance before fresh start adjustments	1,786.2	1,096.2	574.3	577.1	540.2
Fresh start adjustments	(1,786.2)	–	–	–	–

Reserve balance - end of period	$–	$1,096.2	$574.3	$577.1	$540.2

Reserve for credit losses as a percentage of finance receivables (1)	4.34%	2.06%	1.07%	1.28%	1.51%
Reserve for credit losses as a percentage of non-accrual loans (1)	63.2%	77.5%	120.3%	186.0%	181.4%
Reserve for credit losses (excluding specific reserves) as a percentage of finance receivables, excluding guaranteed student loans (1)	4.79%	1.48%	1.21%	1.44%	1.53%

(1) Represents reserve as a percentage before fresh start accounting.

Overall credit metrics weakened. Net charge-offs increased largely reflecting the deterioration from the slow economy, high unemployment and constrained market liquidity. This impact was most notable in specific industries within Corporate Finance.

Corporate Finance continues to be our business most severely impacted by the weak economic environment due to a higher proportion of leveraged cash flow loans and exposure to industries dependent on discretionary business and consumer spending.

We have experienced credit losses well in excess of the rates that we predicted in our modeling, particularly in our exposures to the print, media, gaming, commercial real estate, small business lending and energy industries. In 2009, approximately 43% of our commercial credit losses were in these sectors, while these industries constituted only about 10% of our overall loan portfolio. We have put limits and more stringent underwriting criteria in place for lending to these industries and for lending based solely on cash flow. Underwriting changes include lower advance rates, significantly lower leverage thresholds, tighter financial covenants and shorter maturities. We ceased extending credit to the commercial real estate sector in 2007.

Transportation Finance had a minimal level of charge-offs in 2009, all related to Business Air loans. While no charge-offs were taken in our commercial airline portfolio, the commercial airline industry remains under pressure and this could cause future non-accruals and/or charge-offs. Credit risks in the commercial air portfolio are mitigated by the value of the collateral we lend against and the fact that the large majority of our portfolio is operating leases, which gives us greater flexibility if our lessees experience financial deterioration.

Trade Finance net charge-offs and non-accrual loans increased as the weak economic environment with high unemployment and more constrained consumer spending continued to negatively impact retailers and suppliers. However, given our deep and long tenured experience in the trade finance business and the relatively short term nature of the receivables, the overall credit performance in this segment was in line with expectations given the depth of the economic downturn. Proactive management of our exposure and obtaining additional collateral where possible on problem accounts helped minimize the impact of the downturn.

Vendor Finance charge-offs were higher in 2009. Given our focus on smaller balance transactions with broad industry and geographic diversification, and the essential nature of the equipment we lend and lease against in this segment, the impact of the macro economic slowdown, although significant, has been less severe in Vendor Finance than in Corporate Finance. Sector specific weakness was experienced in print, industrial and franchise.

Consumer charge-offs were up slightly due to the continued seasoning and run off of these portfolios, principally student lending. Management anticipates that performance will continue to weaken as the student loan portfolio seasons and a higher proportion of loans enter the repayment period. The large majority of our student loan portfolio is 97% guaranteed by the U.S. government thereby mitigating our ultimate credit risk.

The following table presents charge-off by business segment. See Results by Business Segment for additional information.

Net Charge-offs (charge-offs net of recoveries) as a Percentage of Average Finance Receivables (dollars in millions)

	Predecessor CIT

	Years Ended December 31,

	2009		2008		2007		2006		2005

Gross charge-offs

Corporate Finance	$1,440.6		$193.1		$92.7		$81.8		$77.0

Transportation Finance	3.4		–		0.5		1.4		55.3

Trade Finance	111.8		64.1		33.8		42.6		25.3

Vendor Finance	373.0		174.7		82.4		63.5		70.6

Consumer	139.4		125.9		56.0		15.5		10.4

Total gross charge-offs	$2,068.2		$557.8		$265.4		$204.8		$238.6

Recoveries

Corporate Finance	$41.4		$15.8		$23.2		$44.1		$28.4

Transportation Finance	0.9		1.3		32.7		0.1		1.8

Trade Finance	3.2		1.9		2.1		5.2		2.4

Vendor Finance	57.0		42.3		24.4		20.4		21.6

Consumer	7.1		6.0		3.0		1.7		1.3

Total recoveries	$109.6		$67.3		$85.4		$71.5		$55.5

Net Charge-offs

Corporate Finance	$1,399.2	7.48%	$177.3	0.82%	$69.6	0.34%	$37.6	0.22%	$48.6	0.35%

Transportation Finance	2.5	0.10%	(1.3)	-0.05%	(32.3)	-1.39%	1.4	0.08%	53.5	2.34%

Trade Finance	108.6	2.35%	62.2	0.92%	31.6	0.44%	37.4	0.55%	22.9	0.34%

Vendor Finance	316.0	2.93%	132.4	1.24%	58.0	0.57%	43.1	0.60%	49.0	0.66%

Commercial Segments	1,826.3	4.99%	370.6	0.89%	126.9	0.32%	119.5	0.36%	174.0	0.57%

Consumer	132.3	1.11%	119.9	0.94%	53.1	0.49%	13.8	0.19%	9.1	0.22%

Total net charge-offs	$1,958.6	4.04%	$490.5	0.90%	$180.0	0.35%	$133.3	0.33%	$183.1	0.52%

Supplemental Non-U.S. Disclosure
Gross charge-offs (commercial)	308.6		109.3		77.1		54.0		41.7
Recoveries (commercial)	37.2		24.6		18.2		10.8		9.1

Non-accrual loans, prior to fresh start accounting, virtually doubled from 2008, with the majority of increase in Corporate Finance. This increase was primarily in the following sectors: communication, media, entertainment, energy, infrastructure, commercial real estate and small business lending. The increase in Vendor Finance was primarily in Europe.

In response to the weak credit environment and performance, a centralized Problem Loan Management group was created to manage problem loans across all business segments, with a strong focus on Corporate Finance. Centralizing this group creates increased specialization, efficiencies and effectiveness to maximize recoveries.

The tables below present information on non-performing loans:

Non-accrual, Restructured and Past Due Loans at December 31 (dollars in millions)

	CIT	Predecessor CIT

	2009	2009(1)	2008	2007	2006	2005

Non-accrual loans
U.S.	$1,465.5	$2,335.3	$1,081.7	$387.0	$269.1	$238.4
Foreign	108.8	292.4	138.8	82.0	38.2	58.4

Commercial Segment	1,574.3	2,627.7	1,220.5	469.0	307.3	296.8

Consumer	0.1	197.7	194.1	8.5	3.0	1.0

Total Non-accrual loans	$1,574.4	$2,825.4	$1,414.6	$477.5	$310.3	$297.8

Restructured loans
U.S.	$116.5	$189.2	$107.6	$44.2	$9.9	$20.7
Foreign	4.5	24.9	21.7	23.7	–	–

Total Restructured loans(2)	$121.0	$214.1	$129.3	$67.9	$9.9	$20.7

Total Accruing loans past due 90 days or more(3)	$570.1	$581.9	$669.6	$454.8	$370.2	$87.4

(1)	Reflects balances before fresh start accounting.

(2)	At December 31, 2009, there were $14.8 million of commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings.

(3)	At December 31, 2009, CIT amount includes $480.7 million of government-guaranteed student loans.

Non-accruing Loans as a Percentage of Finance Receivables at December 31 (dollars in millions)

	CIT		Predecessor CIT

	2009		2009(1)		2008

Corporate Finance	$1,374.8	11.31%	$2,226.1	14.64%	$946.6	4.56%
Transportation Finance	6.8	0.37%	8.4	0.38%	24.3	0.92%
Trade Finance	90.5	3.02%	97.3	3.24%	81.5	1.35%
Vendor Finance	102.2	1.25%	295.9	3.14%	168.1	1.50%

Commercial Segments	1,574.3	6.25%	2,627.7	8.80%	1,220.5	3.00%
Consumer	0.1	0.00%	197.7	1.74%	194.1	1.56%

Total	$1,574.4	4.52%	$2,825.4	6.86%	$1,414.6	2.66%

(1)	Reflects balances before fresh start accounting.

See Non-GAAP Financial Measurements for more information.

Forgone Interest on Non-accrual Loans (dollars in millions)

	Predecessor CIT

	2009			2008

	U.S.	Foreign	Total	U.S.	Foreign	Total

Interest revenue that would have earned at original terms	$264.3	$27.6	$291.9	$126.0	$26.9	$152.9
Interest recorded	80.9	16.9	97.8	58.2	11.8	70.0

Foregone interest revenue	$183.4	$10.7	$194.1	$67.8	$15.1	$82.9

In 2009, we continued to experience negative performance by borrowers in our portfolio from the prolonged recessionary economic environment globally. Corporate Finance led or participated in a significant number of leveraged cash flow loans in industries such as media, entertainment and other industrial sectors that are impacted by economic weakness caused by lower consumer spending. Trade Finance clients and retailers remained challenged by reduced consumer demand resulting from high unemployment levels. Vendor Finance’s broad customer base, domestically and globally, continues to face difficult business conditions. Transportation Finance expects the weak U.S. economic environment to negatively impact railcar leasing.

We anticipate that this weak environment will persist throughout 2010. High levels of credit losses historically extend beyond the end of recessionary periods. Our ability to minimize credit costs going forward is dependent on the adequacy of the level of discounts against finance receivables and the performance of accounts currently accruing that have lower fresh start accounting discounts. Additionally, our continuous improvement to risk management and monitoring processes and the efficacy of our workout efforts are important elements of our loss mitigation strategy.

Future reporting of net charge-offs and non-accrual loans will be impacted by fresh start accounting. Prospective charge-off levels will be lower than would have been reported on a historical basis due to the discount applied to loans in fresh start accounting. On non-accrual loans, a significant portion of the discount is non-accretable, which will mitigate charge-offs that would have been reported on a historical basis. To the extent charge offs are in excess of the non-accretable discount, the difference will be reported as a current period charge-off. Charge-offs on loans originated subsequent to emergence will be reflected in earnings. Non-accrual loan levels will be impacted as loan balances have been recorded at fair value which lowered the balances.

The following table summarizes accretable and non-accretable discounts on finance receivables resulting from fresh start accounting:

Fresh Start Accounting Discount on Loans/Finance Receivables (dollars in millions)

		Non-
	Accretable	accretable	Total

Corporate Finance	$2,169.9	$981.3	$3,151.2
Transportation Finance	221.7	6.9	228.6
Trade Finance	10.6	6.8	17.4
Vendor Finance	381.6	302.3	683.9

Commercial Segments	2,783.8	1,297.3	4,081.1
Consumer	723.5	457.8	1,181.3

Total	$3,507.3	$1,755.1	$5,262.4

Cross Border Transactions

Cross-border transactions reflect monetary claims on borrowers domiciled in foreign countries and primarily include cash deposited with foreign banks and receivables from residents of a foreign country, reduced by amounts funded in the same currency and recorded in the same office. The following table includes all countries that we have cross-border claims of 0.75% or greater of total consolidated assets at December 31, 2009:

Cross-border Outstandings at December 31 (dollars in millions)

	CIT						Predecessor CIT
	2009						2008

						Exposure		Exposure
						as a		as a
				Net Local		Percentage		Percentage
				Country	Total	of Total	Total	of Total
Country	Banks	Government	Other	Claims	Exposure	Assets	Exposure	Assets

Canada	$8.5	$–	$156.6	$2,588.0	$2,753.1	4.59%	$3,194.1	3.97%

United
Kingdom	1,181.3	–	(266.4)	1,490.9	2,405.8	4.01%	1,852.4	2.30%

Germany	0.3	–	166.9	566.5	733.7	1.22%	1,324.1	1.65%

France	77.6	–	157.2	109.7	344.5	0.57%	854.9	1.06%

Ireland	146.8	–	–	349.9	496.7	0.83%	674.5	0.84%

OTHER INCOME

Other Income (dollars in millions)

	Predecessor CIT

	Years Ended December 31,
	2009	2008	2007

Rental income on operating leases	$1,899.5	$1,965.3	$1,990.9
Other:
Factoring commissions	173.5	197.2	226.6
Change in estimated fair value TARP Warrant liability	70.6	–	–
Fees and commissions	46.6	234.6	490.4
Gains on sales of leasing equipment	56.0	173.4	117.1
Gains (losses) on securitizations	0.6	(7.1)	45.3
Gains on portfolio dispositions	–	4.2	483.2
Investment (losses) gains	(58.0)	(19.0)	2.8
Valuation allowance for assets held for sale	(79.8)	(103.9)	(22.5)
(Losses) gains on loan sales and syndication fees	(197.5)	15.6	234.0
Change in Goldman Sachs facility derivative fair value	(285.0)	–	–

Total Other	(273.0)	495.0	1,576.9

Total other income	$1,626.5	$2,460.3	$3,567.8

Other income reflected continuing weak capital markets and our liquidity constraints. Other income was down reflecting lower business originations, loan sales completed at discounts, minimal syndication fees and impairment charges on investments and retained interests. We recognized a charge related to a derivative in conjunction with the reduction in the size of the Goldman Sachs lending facility (the “GSI Facility”).

Rental income on operating leases decreased in Vendor Finance on lower asset balances and remained relatively flat in Transportation Finance, but at compressed rates. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” and “Concentrations – Operating Leases” for additional information.

Factoring commissions were lower as an increase in commission rates was offset by lower volume. Volume was down 26% during 2009 due to credit management, clients’ concerns regarding our reorganization and a weak retail environment.

Change in estimated fair value TARP warrant liability relates to the prospective adoption of the accounting standard on Contracts in Entity’s Own Stock effective January 1, 2009. Management determined that the warrant issued to the U.S. Treasury in conjunction with the TARP program no longer qualified as equity and should be accounted for as a derivative liability. The reduction in the fair value of the warrant liability was primarily due to the reduction in the Company’s stock price from January 1, 2009 through May 12, 2009 at which time the shareholders approved the issuance of common stock.

Fees and commissions are comprised of asset management, agent and advisory fees, servicing fees, including securitization-related servicing fees, accretion and impairments, fair value adjustments on non-qualifying hedge derivatives, as well as income from joint ventures.

Agent and advisory fees and commissions declined over the past two years due to lower deal activity, asset management and servicing fees declined on lower asset levels.

2009 fees and commissions declined in connection with bringing on-balance sheet certain previously securitized receivables, which reduced securitization-related servicing fees and retained interest accretion. In 2008, an $85 million retained interest impairment charge was recorded largely reflecting the re-pricing of debt underlying various securitization conduit vehicles in Vendor Finance.

Impairment charges on foreclosed and ongoing interests in commercial real estate properties totaled $31 million for 2009 and $61 million for 2008.

The non-qualifying derivative portfolio increased due to the discontinuation of hedge accounting during the third quarter for interest rate swaps on unsecured debt. Net charges on derivatives not qualifying as hedges totaled $154 million in 2009.

Earnings from joint venture activity declined over the past two years reflecting the 2007 year end sale of our interest in the DFS joint venture and certain 2009 joint venture terminations as noted in “Concentration – Joint Venture Relationships”.

Gains on sales of leasing equipment were down primarily reflecting fewer commercial aircraft and railcar sales. Sales were completed at amounts close to book value. The increase in 2008 reflected higher gains on sales of commercial aircraft.

Gains (losses) on securitizations declined reflecting the increased use of on-balance sheet secured financing.

Gains on portfolio dispositions were $4.2 million in 2008 reflecting limited activity. 2007 strategic asset sales included our U.S. Construction business, the Company’s 30% ownership interest in Dell Financial Services and our U.S. Systems Leasing portfolio.

Investment (losses) gains primarily reflect impairment charges on equity investments, partially offset by a recovery relating to an investment in a money market fund.

Valuation allowance for assets held for sale related to the sale of Corporate Finance loans and Transportation Finance aircraft. 2008 amounts primarily related to the sale of $4.6 billion of Corporate Finance asset-based loans and related commitments ($1.4 billion of loans and $3.2 billion of commitments). The 2007 valuation adjustment of $22.5 million related to an energy plant.

(Losses) gains on loan sales and syndication fees primarily reflect losses on sales of $1.1 billion of receivables, which mostly consisted of syndicated loans. Commercial loan sales and syndication volume was $4.7 billion in 2008 versus $6.1 billion in the prior year. The decreases in volumes reflected market illiquidity with lower demand for syndications and receivable sales, and our focus on limiting new business.

Change in GSI facility derivative fair value – represents a charge for a change in the fair value of the GSI facility derivative financial instrument, relating to our downsizing of the facility. See Notes 9 and 10 for additional information.

EXPENSES

Other Expenses (dollars in millions)

	Predecessor CIT

	Years Ended December 31,

	2009	2008	2007

Depreciation on operating lease equipment	$1,141.8	$1,145.2	$1,172.3
Salaries and general operating expenses:
Compensation and benefits	522.5	752.4	845.6
Professional fees – Reorganization Plan	98.4	–	–
Professional fees – other	125.9	124.6	101.3
Technology	77.0	83.7	89.4
Net occupancy expense	66.8	74.7	74.3
Other expenses	207.2	245.1	279.0

Total salaries and general operating expenses	1,097.8	1,280.5	1,389.6
Provision for severance and facilities exiting activities	42.9	166.5	37.2
Goodwill and intangible assets impairment charges	692.4	467.8	312.7
(Gains) losses on debt and debt-related derivative
extinguishments	(207.2)	(73.5)	139.3

Total other expenses	$2,767.7	$2,986.5	$3,051.1

Headcount	4,293	4,995	6,375

Depreciation on operating leases is recognized on owned equipment over the lease term or projected economic life of the asset. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” and “Concentrations – Operating Leases” for additional information.

Salaries and general operating expenses declined as we focused on efficiency improvements, which contributed to the $281.1 million (22%) reduction in Salaries and general operating expenses, exclusive of professional fees associated with reorganization plan. The decrease reflects reduced salaries and benefits due to lower headcount. The headcount reductions were largely due to restructuring activities reflected in the provision for severance and real estate exit activities.

–

Compensation and benefits declined over the past two years consistent with our smaller asset size. Compensation and benefits were down 31% in 2009 and 38% in 2008. Total headcount declined 14% during 2009 and 22% in 2008.

–	Professional fees – Reorganization Plan include expenses associated with our plan (previously discussed in “Background and Restructuring”) prior to filing for Chapter 11 reorganization.

–	Professional fees – other were flat, and higher versus 2007 on higher costs associated with becoming a BHC.

–	Technology costs decreased 8% in 2009 in connection with efficiency improvements.

–	Net Occupancy expense decreased 11% due to real estate facility restructuring activities.

–	Other expenses decreased 16% and 26% from 2007 in connection with streamlining initiatives, including lower discretionary spending in advertising, marketing, travel and entertainment.

–

Provision for severance and facilities exiting activities reflects reductions of over 250 employees, approximately 7% of the workforce. The 2008 provision for severance and real estate exit activities resulted from a reduction in force of over 1,100 people. See Note 26 – Severance and Facility Restructuring Reserves for additional information.

Goodwill and intangible assets impairment charges relate to Corporate Finance and Trade Finance pretax goodwill impairment charges of $567.6 million and a pretax intangible asset impairment charge of $124.8 million. Goodwill and intangible asset impairment charges in 2008 primarily relate to Vendor Finance.

Gains (losses) on debt and debt-related derivative extinguishments includes a pre-tax gain of $67.8 million recognized on our August 17 notes tender and the pre-tax gain of $139.4 million (net of costs to unwind related hedges) from the repurchase of $471 million of senior unsecured notes. The 2008 balance includes gains of approximately $216 million primarily relating to extinguishment of $490 million in debt related to our equity unit exchange (gain of $99 million) and the extinguishment of $360 million in Euro and Sterling denominated senior unsecured notes (gain of $110 million), in part offset by losses of $148 million due to the discontinuation of hedge accounting for interest rate swaps hedging our commercial paper. The 2007 loss on early extinguishments of debt reflects the call of $1.5 billion in high coupon debt and preferred capital securities in the first quarter of 2007. These securities were refinanced with securities that qualified for a higher level of capital at a lower cost of funds.

INCOME TAXES

Income Tax Data for the years ended December 31 (dollars in millions)

	2009

	Pre FSA/ Reorg.	FSA/ Reorg.	Total	2008	2007

(Benefit) provision for income taxes	9.0	(212.9)	(203.9)	$(314.5)	$214.6
Tax (benefit) provision on significant, unusual items	–	–	–	(98.3)	138.5
Tax liability releases/NOL valuation adjustments/Changes in uncertain tax liabilities	39.8	32.0	71.8	(31.6)	(52.2)

(Benefit) provision for income taxes on continuing operations	48.8	(180.9)	(132.1)	(444.4)	300.9
(Benefit) for income taxes on discontinued operation	–	–	–	(509.2)	(495.3)

(Benefit) provision for income taxes – Total	48.8	(180.9)	(132.1)	$(953.6)	$(194.4)

Effective tax rate – continuing operations	(0.24%)	(5.5%)	(399.1%)	41.3%	27.5%
Effective tax rate – continuing operations – excluding discrete items	(1.28%)	(4.7%)	(258.6%)	38.1%	29.4%
Effective tax rate – discontinued operation	–	–	–	19.0%	36.2%
Effective tax rate – total	(1.28%)	(4.7%)	(258.6%)	25.4%	71.4%

The overall tax benefit for 2009 was driven by the recognition of a net deferred tax asset related to fresh start accounting write-downs of assets primarily in international jurisdictions. The tax benefit was not impacted by fresh start adjustments in the U.S. or reorganization items (largely cancellation of indebtedness income) due to the Company's valuation allowance position and net operating loss carry forwards. The provision for taxes prior to fresh start accounting and reorganization items reflected earnings in international operations. Benefits were not recognized on U.S. losses due to our existing NOL carry forward position.

The 2008 tax benefit for continuing operations equated to a 41.3% effective tax rate, compared with 27.5% in 2007. The increase in the effective tax rate related primarily to tax benefits on losses at higher U.S. statutory rates and decreases in uncertain tax liabilities.

Excluding discrete tax items, the 2008 annual effective tax rate for continuing operations was approximately 38.1%, reflecting the disproportionate amount of loss tax-effected at higher U.S. statutory tax rates. CIT’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to state and local income taxes, international results taxed at lower rates, the vaulation allowance and permanent differences between book and tax treatment of certain items.

Included in the 2008 tax benefit for continuing operations was $31.6 million in net tax expense reductions comprised primarily of a $58.6 million net decrease in liabilities related to uncertain tax positions in accordance with ASC 740, Accounting for Uncertainty in Income Taxes, offset by a valuation allowance for separate state NOL.

Certain significant, discrete items in 2008 (the loss on asset-backed lending commitments and the loss on swaps hedging commercial paper program that became inactive) were taxed at higher U.S. statutory tax rates than our global effective tax rate applied to other items of ordinary income and expense. The combined tax benefit related to these items amounted to $98.3 million. In 2007, significant, unusual items (the loss on extinguishment of debt, gain on sale of CIT’s interest in the Dell joint venture, write-off of capitalized expenses related to a terminated capital raising initiative, and gains on sales of portfolios) were separately taxed at U.S. statutory rates and the combined tax related to these items amounted to $138.5 million.

Included in the 2007 income tax from continuing operations is $52.2 million in net tax expense reductions comprised of a New York State law change, deferred tax adjustments primarily associated with foreign affiliates, and a net decrease in liabilities related to uncertain tax positions. These tax benefits were partially offset by an increase to the valuation allowance for state NOL and capital loss carryovers anticipated to expire unutilized.

The 2008 tax benefit related to discontinued operations was $509.2 million. The lower effective tax rate in 2008 related to discontinued operations is largely due to a $559.5 million valuation allowance related to net operating losses from the loss on disposal of the home lending business.

See Note 18 – Income Taxes for additional information.

DISCONTINUED OPERATION

In June 2008, management contractually agreed to sell the home lending business, including the home mortgage and manufactured housing portfolios and the related servicing operations. The sale of assets closed in July 2008 and we transferred servicing in February 2009. Related summarized financial information is shown in Note 1 – Discontinued Operation, in Item 8. Financial Statements and Supplementary Data.

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment. The balances in 2009 after fresh start accounting reflect finance receivables and operating lease equipment at fair value. Balances before fresh start accounting represent book value prior to related adjustments. See “Emergence from Bankruptcy” section for further discussion.

Owned and Securitized Asset Composition (dollars in millions)

	At December 31,

	2009	Fresh Start	Predecessor CIT
	CIT	Adjustments	2009	2008	2007

Corporate Finance
Finance receivables	$12,150.3	$(3,057.5)	$15,207.8	$20,768.8	$21,326.2
Operating lease equipment, net	137.3	(27.6)	164.9	263.4	459.6
Financing and leasing assets held for sale	292.6	–	292.6	21.3	669.3

Owned assets	12,580.2	(3,085.1)	15,665.3	21,053.5	22,455.1
Finance receivables securitized off-balance sheet	533.5	–	533.5	785.3	1,526.7

Owned and securitized assets	13,113.7	(3,085.1)	16,198.8	21,838.8	23,981.8

Transportation Finance
Finance receivables	1,853.0	(371.8)	2,224.8	2,647.6	2,551.3
Operating lease equipment, net	10,089.2	(3,159.2)	13,248.4	11,484.5	11,031.6
Financing and leasing assets held for sale	17.2	–	17.2	69.7	–

Owned assets	11,959.4	(3,531.0)	15,490.4	14,201.8	13,582.9

Trade Finance
Finance receivables	2,991.0	(13.8)	3,004.8	6,038.0	7,330.4

Vendor Finance
Finance receivables	8,187.8	(1,222.1)	9,409.9	11,199.6	10,373.3
Operating lease equipment, net	683.5	(57.4)	740.9	958.5	1,119.3
Financing and leasing assets held for sale	–	–	–	-	460.8

Owned assets	8,871.3	(1,279.5)	10,150.8	12,158.1	11,953.4
Finance receivables securitized	318.0	–	318.0	783.5	4,104.0

Owned and securitized assets	9,189.3	(1,279.5)	10,468.8	12,941.6	16,057.4

Consumer
Finance receivables – student lending	9,584.2	(1,632.6)	11,216.8	12,173.3	11,499.9
Finance receivables – other	99.5	(22.2)	121.7	299.3	679.9
Financing and leasing assets held for sale	34.0	–	34.0	65.1	130.1

Owned assets	9,717.7	(1,654.8)	11,372.5	12,537.7	12,309.9

Other - Equity investments	168.6	(18.6)	187.2	265.8	165.8

Owned and securitized assets	$47,139.7	$(9,582.8)	$56,722.5	$67,823.7	$73,428.2

Before fresh start accounting, trends in 2009 reflect lower assets due to our management of liquidity and limiting of funding to key customers and relationships. Origination volume in our commercial businesses, excluding factoring, was $7.0 billion, down from $17.2 billion in 2008 and well below the $28.8 billion during 2007. This decline in volume lowered assets in Corporate Finance and Vendor Finance. Vendor Finance asset declines were partially offset by assets purchased from previously off-balance sheet joint ventures and securitizations, including approximately $2.4 billion in 2008, which was more efficient under bank holding company capital guidelines. Transportation Finance assets increased from prior years due to scheduled commercial aircraft deliveries, all of which were leased. Trade Finance asset levels declined; volume was $31.0 billion, well below volume levels of $42.2 billion in 2008 and $45.0 billion in 2007.The consumer segment ceased originating new student loans in 2008. See “Results by Business Segment” for further commentary.

Assets held for sale is comprised largely of asset based loans in Canada, and was up from December 2008, but well below prior year levels due to minimal Corporate Finance syndication activity and Vendor Finance securitizations.

Equity investments primarily reflect positions taken as enhancements to loan transactions. In limited instances, a unit of Corporate Finance invested directly in marketable instruments.

See “Non-GAAP Financial Measurements” for reconciliation of owned and securitized assets.

Owned and Securitized Assets Rollforward (dollars in millions)

	Corporate	Transportation	Trade	Vendor	Commercial
	Finance	Finance	Finance	Finance	Segments	Consumer	Total

Predecessor CIT balance at December 31, 2008	$22,082.2	$14,202.1	$6,038.0	$12,941.6	$55,263.9	$12,559.8	$67,823.7
New business volume	1,182.5	1,246.1	–	4,593.1	7,021.7	1.3	7,023.0
Loan sales	(1,604.3)	–	–	(399.5)	(2,003.8)	(79.7)	(2,083.5)
Equipment sales	(228.3)	(161.3)	–	(221.8)	(611.4)	–	(611.4)
Collections and other	(5,065.2)	204.0	(3,033.2)	(6,444.6)	(14,339.0)	(1,108.9)	(15,447.9)
Loans – accretable discount	(2,169.9)	(221.7)	(10.6)	(381.6)	(2,783.8)	(723.5)	(3,507.3)
Loans – non-accretable discount	(981.3)	(6.9)	(6.8)	(302.3)	(1,297.3)	(457.8)	(1,755.1)
Operating lease and other asset discount	(27.6)	(3,154.8)	–	(57.4)	(3,239.8)	–	(3,239.8)
Other Fresh start adjustments	93.7	(147.6)	3.6	(538.2)	(588.5)	(473.5)	(1,062.0)

CIT balance at December 31, 2009	$13,281.8	$11,959.9	$2,991.0	$9,189.3	$37,422.0	$9,717.7	$47,139.7

Total Business Volumes (excluding factoring, dollars in millions)

	Predecessor CIT

	Years Ended December 31,

	2009	2008	2007

Corporate Finance	$1,182.5	$6,269.6	$15,974.7
Transportation Finance	1,246.1	2,755.1	3,060.4
Vendor Finance	4,593.1	8,183.2	9,733.5

Commercial Segments	7,021.7	17,207.9	28,768.6
Consumer	1.3	1,377.1	6,630.2

Total	$7,023.0	$18,585.0	$35,398.8

The decreases in origination volume in our commercial businesses reflect weak economic conditions and the balancing of liquidity with customer needs. The consumer decline resulted from our decision to cease originating private student loans in 2007 and government-guaranteed student loans in 2008.

Syndications and Receivables Sales (excluding factoring, dollars in millions)

	Predecessor CIT

	Years Ended December 31,

	2009	2008	2007

Corporate Finance	$1,604.3	$3,502.6	$5,111.2
Transportation Finance	–	–	454.6
Vendor Finance	399.5	1,220.4	566.9

Commercial Segments	2,003.8	4,723.0	6,132.7
Consumer	79.7	79.1	2,027.5

Total	$2,083.5	$4,802.1	$8,160.2

Due to market illiquidity and our focus on limiting new business, sales and syndication activities were sharply reduced except for sales of Corporate Finance loans done for liquidity purposes. 2008 includes a sale of $1.4 billion of asset-based lending receivables sold in Corporate Finance. The purchasers assumed related funding commitments of $3.2 billion. During 2007, we sold our $2.6 billion U.S. construction portfolio.

RISK WEIGHTED ASSETS

As a BHC, the primary measurement of capital adequacy is based upon risk-weighted asset ratios in accordance with quantitative measures of capital adequacy established by the Federal Reserve. Under these guidelines, certain commitments and off-balance sheet transactions are provided asset equivalent weightings, and together with on-balance sheet assets, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (U.S. Treasury Bonds) to 100% (consumer and commercial loans). The reconciliation of balance sheet assets to risk-weighted assets at December 31, 2009 and 2008 is presented below:

Risk Weighted Assets (dollars in millions)

	CIT	Predecessor CIT

	December 31,	December 31,
	2009	2008

Balance sheet assets	$60,029.1	$80,448.9
Risk weighting adjustments to balance sheet assets(1)	(14,958.0)	(13,352.4)
Off balance sheet items(2)	10,170.0	12,306.7

Risk-weighted assets	$55,241.1	$79,403.2

(1)	Includes risk weighting retained interests in securitized assets to reflect the associated off-balance sheet assets.

(2)	Primarily reflects commitments to purchase aircraft, and for unused lines of credit and letters of credit.

See Note 14 – Regulatory Capital for more information.

RESULTS BY BUSINESS SEGMENT

See Note 24 - Business Segment Information for additional details.

The following are performance trends prior to fresh start accounting:

  Transportation Finance, particularly aerospace, performed well, as our commercial aircraft portfolio remained fully utilized. Other areas of the transportation sector, particularly railcar leasing, were impacted by the economic downturn with declines in rail car utilization and lease rates.

  Trade Finance results reflect significantly lower factoring volume related to client concerns about our financial health in 2009, funding constraints and weak general economic conditions. The impact of the lower volume was partially offset by increased commission rates charged on client shipments to certain customers. 2009 results include impairment charges for goodwill and intangible assets.

  Corporate Finance had significantly higher credit costs, resulting in an increased provision for credit losses. Fees and other income declined on lower activity.

  Vendor Finance results reflect the impact from challenging global economic conditions. Volumes were managed down, fee generation was depressed and credit costs were high.

Certain expenses are not allocated to operating segments. These are reported in Corporate and Other and consist primarily of the following: (1) certain funding costs, as the segment results reflect debt transfer pricing that matches assets (as of the origination date) with liabilities from an interest rate and maturity perspective; (2) provision for severance and facilities exit charges; (3) certain tax provisions and benefits; (4) a portion of credit loss provisioning in excess of amounts recorded in the segments, primarily reflecting qualitative determination of estimation risk; (5) dividends on preferred securities, as segment risk adjusted returns are based on the allocation of common equity; and (6) reorganization adjustments largely related to debt realized restructuring in bankruptcy.

Corporate Finance

Corporate Finance consists of units that focus on specific industry sectors, such as commercial and industrial (C&I), communications, media and entertainment (CM&E), healthcare, small business lending, and energy. Revenue is generated primarily from interest earned on loans, supplemented by fees collected on other services provided.

	Predecessor CIT
For the years ended December 31, (dollars in millions)	2009	2008	2007

Earnings Summary
Interest income	$920.6	$1,471.8	$1,764.5
Interest expense	(496.6)	(883.5)	(1,115.8)
Provision for credit losses	(1,856.8)	(520.0)	(68.9)
Rental income on operating leases	41.7	55.6	56.1
Other income (loss), excluding rental income	(333.9)	20.6	599.6
Depreciation on operating lease equipment	(32.0)	(33.5)	(37.7)
Goodwill and intangible assets impairment charges	(316.8)	–	–
Other expenses	(337.5)	(409.3)	(472.5)
Reorganization items	(10.2)	–	–
Fresh start accounting adjustments	(2,063.2)	–	–
Benefit (provision) for income taxes and noncontrolling interest	1,584.5	131.3	(272.3)

Net (loss) income	$(2,900.2)	$(167.0)	$453.0

Select Average Balances
Average finance receivables (AFR)	$18,714.9	$21,692.1	$20,652.8
Average operating leases (AOL)	155.0	215.3	201.5
Average earning assets (AEA)	19,075.2	22,307.9	21,388.7
Statistical Data
Net finance revenue (interest and rental income, net of interest and
depreciation expense) as a % of AEA	2.27%	2.74%	3.12%

Operating lease margin (rental income net of depreciation) as a % of AOL	6.26%	10.26%	9.13%
Net Credit Losses as a % of AFR	7.48%	0.82%	0.34%
New business volume	$1,182.5	$6,269.6	$15,974.7

Corporate Finance results were negatively affected by significantly higher credit costs as portfolio credit performance worsened and we increased the provision for credit losses. Diminished earnings expectations for Corporate Finance, triggered by the poor credit performance and liquidity constraints, resulted in goodwill and intangible impairment charges in the second quarter. Other income includes losses on receivables sold at a discount.

–	Total net revenues were $99.8 million, well below the prior year due to restricted asset growth, higher non-accrual loans and lower other income.

–	Other income is down due to higher losses on receivable sales, valuation charges on assets held for sale and impairment charges on equity investments and retained interests and lower fees due to limited syndication activity. Other income for 2008 included valuation charges on receivables held for sale ($104 million), impairment charges on our commercial real estate portfolio and lower fee generation. Other income in 2007 includes a gain on the sale of the U.S. construction portfolio. Excluding this gain, other income reflected strong fee generation, including higher advisory fees.

–	Net finance revenue as a percentage of average earning assets remained below prior year due to high funding costs.

–

Weak economic conditions and poor performance in cash flow loans negatively impacted credit performance as net charge-offs increased to $1.4 billion from $177 million in 2008. Increases were across most units, with higher levels in media, energy, small business lending and commercial real estate. Net charge-offs were up in 2008 from 2007 reflecting weaker credit environment.

–

The fresh start accounting adjustment principally reflects the reduction of finance receivables to fair value. See Note 2 – Fresh Start Accounting for additional information. Before fresh start accounting, non-accrual loans were at elevated levels.

–

New business volume was significantly down from the prior year. 2009 originations were principally in the Canadian business, commercial and industrial, energy and infrastructure, and small business lending. The 2008 decrease reflected soft demand for syndication and loan sales, as well as managing origination volumes to lower levels. During 2007, originations were strong across all businesses.

–

Owned assets (before fresh start accounting) were down 26%, reflecting receivables and asset sales and lower volumes. During 2009, $1.6 billion of assets were sold or syndicated compared to $3.5 billion in 2008. Owned assets decreased 6% in 2008, principally on lower volumes.

Transportation Finance

Transportation Finance leases primarily commercial aircraft to airline companies globally and rail equipment to North American operators, and provides other financing to these customers as well as those in the defense sector. Revenue is generated from rents collected on leased assets, and to a lesser extent from interest on loans, fees and gains from assets sold.

For the years ended December 31, (dollars in millions)	Predecessor CIT
	2009	2008	2007

Earnings Summary
Interest income	$162.9	$193.4	$191.1
Interest expense	(546.1)	(577.2)	(577.9)
Provision for credit losses	(13.2)	25.0	32.0
Rental income on operating leases	1,373.1	1,345.3	1,298.7
Other income, excluding rental income	27.6	124.0	74.0
Depreciation on operating lease equipment	(669.4)	(596.1)	(552.0)
Other expenses, excluding depreciation	(137.7)	(138.6)	(154.7)
Reorganization items	(854.7)	–	–
Fresh start accounting adjustments	(3,635.3)	–	–
(Provision) benefit for income taxes and noncontrolling interest	1,861.1	(48.7)	(40.1)

Net (loss) income	$(2,431.7)	$327.1	$271.1

Select Average Balances
Average finance receivables	$2,494.9	$2,607.2	$2,319.7
Average operating leases	12,141.5	11,310.4	10,467.3
Average earning assets	14,641.2	13,918.2	12,787.5
Statistical Data
Net finance revenue as a % of AEA	2.19%	2.63%	2.81%
Operating lease margin as a % of AOL	5.80%	6.62%	7.13%
Net Credit Losses as a % of AFR	0.10%	(0.05)%	(1.39)%
New business volume	$1,246.1	$2,755.1	$3,060.4

Transportation results reflect continued good performance in aerospace, a softening in rail and overall lower gains on equipment sales.

–	Total net revenues decreased primarily due to lower gains on aircraft sales. Operating lease margins declined reflecting somewhat lower rates in aerospace, weaker rail utilization and rental rates and higher depreciation reflecting a higher asset base.

–	Credit quality remained strong, as collection efforts and active portfolio management minimized charge-offs and non-accrual loans. During 2008 and 2007, we recovered previously charged off loans in commercial aerospace.

–	As a result of the bankruptcy, we purchased rail and aircraft equipment we previously leased from various third party lessors and subleased to various end users and we recorded a loss for the difference between the purchase price and the asset fair value, the write-off of prepaid rent balances, and related expenses incurred. See Note 2 – Fresh Start Accounting for additional information.

–	The fresh start accounting adjustment reflects the reduction of finance receivables and operating lease equipment to fair value.

–	New business volume decreased as the slowing economy affected air and rail. Volume consisted primarily of previously committed aircraft orders, all of which were leased. We ended the year with 101 aircraft on order.
See Note 20 – Commitments for additional information.

–	Asset growth was 9%, of which 6% was due to the purchase of rail cars previously on lease. Asset growth was up 5% during 2008, driven by new aircraft deliveries from our existing order book. During 2009, we took delivery of 13 new aircraft compared to 23 in 2008 from our order book. All are on lease. Commercial aircraft were fully utilized (on lease) at the end of 2009. Rail demand experienced softening throughout 2009. Rail assets were 90% utilized, including customer commitments to lease, down from 95% at 2008.

Trade Finance

Trade Finance provides factoring, receivable and collection management products, and secured financing to businesses that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Although primarily U.S.-based, Trade Finance also conducts international business in Asia, Latin America and Europe. Revenue is generated from commissions earned on factoring activities, interest on loans and other fees for services rendered.

For the years ended December 31, (dollars in millions)	Predecessor CIT
	2009	2008	2007

Earnings Summary
Interest income	$126.7	$210.2	$291.0
Interest expense	(62.7)	(80.5)	(116.2)
Provision for credit losses	(105.6)	(74.5)	(33.4)
Other income, commissions	173.5	197.2	226.6
Other income, excluding commissions	35.1	46.8	54.4
Goodwill and intangible assets impairment charges	(363.8)	–	–
Other expenses	(129.5)	(141.2)	(157.4)
Fresh start accounting adjustments	83.0	–	–
Benefit (provision) for income taxes and noncontrolling interest	98.5	(58.4)	(101.0)

Net (loss) income	$(144.8)	$99.6	$164.0

Select Average Balances
Average finance receivables	$4,622.7	$6,740.3	$7,153.0
Average earning assets(1)	$2,676.4	$3,258.4	$3,018.0
Statistical Data
Net finance revenue as a % of AEA	2.39%	3.98%	5.79%
Net Credit Losses as a % of AFR	2.35%	0.92%	0.44%
Factoring volume	$31,088.0	$42,204.2	$44,967.3

(1) AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Trade Finance results reflect impairment charges for goodwill and intangible assets. Trade Finance was impacted significantly by our weakened financial condition and reorganization. In the months preceding and during CIT’s bankruptcy, clients were concerned about CIT’s ability to perform, which resulted in minimal new business, client terminations and a reduction in volume from clients that did not terminate. Client concerns in the months before the bankruptcy also triggered an increase in draws against unfunded commitments, which resulted in a significant reduction in credit balances due to factoring clients. Certain clients switched to deferred purchase contracts in which the receivables pertaining to these contracts are not owned by CIT, resulting in lower receivable balances. Following CIT’s exit from bankruptcy, clients with annual factored volume in excess of $1 billion have returned to doing business with us.

–

Total net revenues were down 27% from 2008 levels, which were down 18% from 2007 levels, as net interest income declined due to higher cost of funds and commissions declined due to lower volume. These negative factors were partially offset by increases in rates on loans and improved commission rates.

–

Net charge-offs increased to $109 million. The increase is principally related to the acceleration of charge-off recognition, as a significant portion of these charge-offs were reserved in 2008. Prior to fresh start accounting, non-accrual loans as a percentage of finance receivables remained at higher levels over prior years reflecting the weak retail environment.

–

The fresh start accounting adjustment reflects the reduction of finance receivables to fair value, offset by the reversal of previously established specific reserves. See Note 2 – Fresh Start Accounting for additional information.

–

Receivables were down 50% reflecting reductions in factoring volume and certain migration to deferred purchase contracts, both due to concerns about our weakened financial condition in 2009 and a weak retail environment. The decrease in receivables of 18% in 2008 was due to the same reasons, but to a much lesser extent.

Vendor Finance

Vendor Finance offers vendor programs to manufacturers and distributors serving end user customers in the information technology, office products and telecommunications equipment markets. We offer global financial solutions for the acquisition or use of diversified asset types across multiple industries. Vendor Finance earns revenues from interest on loans, rents on leases and fees and other revenue from leasing activities.

For the years ended December 31, (dollars in millions)	Predecessor CIT
	2009	2008	2007

Earnings Summary
Interest income	$850.5	$1,049.3	$1,124.0
Interest expense	(555.9)	(633.1)	(611.5)
Provision for credit losses	(492.9)	(131.2)	(52.1)
Rental income on operating leases	486.8	566.4	638.2
Other income, excluding rental income	81.9	72.7	585.5
Depreciation on operating lease equipment	(441.3)	(516.1)	(583.4)
Goodwill and intangible assets impairment charges	(11.8)	(467.8)	–
Other expenses	(343.9)	(433.7)	(482.3)
Fresh start accounting adjustments	(899.4)	–	–
Benefit (provision) for income taxes and noncontrolling interest	671.8	143.7	(208.3)

Net (loss) income	$(654.2)	$(349.8)	$410.1

Select Average Balances
Average finance receivables	$10,799.4	$10,666.9	$10,137.7
Average operating leases	852.6	1,062.5	1,115.2
Average earning assets	11,652.0	11,865.5	12,077.6
Statistical Data
Net finance revenue as a % of AEA	2.92%	3.93%	4.70%
Operating lease margin as a % of AOL	5.34%	4.73%	4.91%
Net Credit Losses as a % of AFR	2.93%	1.24%	0.57%
New business volume	$4,593.1	$8,183.2	$9,733.5

Vendor Finance results reflect the challenging global economic conditions which caused lower volumes, diminished margins, weak fee generation and high credit costs. In order to mitigate these factors, we increased our pricing and exited marginally profitable accounts.

–

Total net revenues were down due to asset run-off and reduced revenue from the termination of the Snap-on vendor program. The decrease in 2008 reflects impairment on securitized retained interests of $55.6 million, and lower joint venture fees. The 2007 results included a gain from the sale of CIT’s 30% interest in the U.S. based Dell Financial Services (DFS) joint venture (resulting from Dell exercising its purchase option) and a $21.0 million gain on sale of the U.S. Systems Leasing portfolio.

–

2008 results reflect goodwill and intangible asset impairment charges, impairment on securitized retained interests, and charges incurred in connection with the remediation of reconciliation matters in the European business.

–

Net charge-offs increased in 2009 reflecting global economic conditions with sector specific weakness experienced in print, industrial and franchise. Net charge-offs as a percentage of finance receivables trended up during the past two years. Nonaccrual loans (before fresh start accounting) also increased.

–	The fresh start accounting adjustment reflects the reduction of finance receivables to fair value. See Note 2 – Fresh Start Accounting for additional information.

–	New business volume decreased 44% as we managed originations to preserve liquidity and limited new volume to long-standing partners.

–	During 2008, we brought approximately $2.4 billion on-balance sheet of certain previously securitized receivables.

–	Total financing and leasing assets were down 19% reflecting lower volume, continued focus on liquidity, and fresh start accounting adjustments.

Consumer

Our Consumer assets and results include student lending and other principally unsecured consumer loans. The student loan portfolio is running off as we ceased offering government-guaranteed loans in 2008 and private loans during 2007. During 2009, we transferred $5.7 billion of U.S. government-guaranteed student loans to the Bank.

	Predecessor CIT
For the years ended December 31, (dollars in millions)	2009	2008	2007

Earnings Summary
Interest income	$257.7	$580.2	$781.9
Interest expense	(286.7)	(462.5)	(648.6)
Provision for credit losses	(149.3)	(348.2)	(55.4)
Other income	(8.8)	3.0	47.2
Goodwill and intangible assets impairment charges	–	–	(312.7)
Other expenses	(65.7)	(72.0)	(93.5)
Fresh start accounting adjustments	(929.8)	–	–
Benefit for income taxes and noncontrolling interest	507.5	115.0	6.2

Net (Loss)	$(675.1)	$(184.5)	$(274.9)

Select Average Balances
Average finance receivables	$11,876.2	$12,771.9	$10,762.5
Average earning assets	11,939.9	12,864.1	11,303.8
Statistical Data
Net finance revenue as a % of AEA	(0.24)%	0.91%	1.18%
Net Credit Losses as a % of AFR	1.11%	0.94%	0.49%
New business volume	$1.3	$1,377.1	$6,630.2

Consumer operating losses for the past three years reflect high credit costs and low finance revenue. The 2007 results reflect a goodwill and intangible assets impairment charge on the student lending business and higher provisioning for charge-offs of other unsecured consumer loans.

–	Negative net revenue is due to lower interest income as the yield on FFELP government guaranteed loans, which is determined by the U.S. government, fell, and our funding costs did not decline at the same pace. Interest expense includes a charge related to the termination of a secured financing conduit.

–	Other income primarily reflects fair value charges on interest rate swaps that do not qualify for hedge accounting. In 2008 we ceased offering student loans and cash collections decreased and non-accrual loans increased, and sales of receivables declined as the market for loan sales seized up. Net finance margin was down as a percentage of AEA, reflecting increased conduit financing costs, higher non-accrual loans and growth in lower margin guaranteed student loans.

–	Net charge-offs were up in 2009 and 2008 as in-school loans seasoned and moved to repayment.

–	Reserves significantly increased in 2008, resulting in an increase in the provision for credit losses, primarily due to the private student portfolio including a pilot training school which declared bankruptcy. A settlement resolution is expected to be reached in 2010. See “Item 3. Legal Proceedings – Pilot Training School Bankruptcy” for details.

–	The fresh start accounting adjustment reflects the reduction of finance receivables to fair value. See Note 2 – Fresh Start Accounting for additional information.

–	The student loan portfolio decreased 7.9% before fresh start accounting, principally due to liquidations. See “Concentrations” section for detail on student lending.

Corporate and Other

Corporate and other expense is comprised primarily of expenses not allocated to segments including certain interest expense, a portion of the provision for credit losses, provisions for severance and facilities exit activities (see Expense section for detail) and certain corporate overhead expenses.

For the years ended December 31, (dollars in millions)	Predecessor CIT
	2009	2008	2007

Earnings Summary
Interest income	$39.9	$133.3	$85.6
Interest expense	(711.4)	(502.3)	(347.0)
Provision for credit losses	(43.0)	(0.3)	(64.0)
Other income, including rental income	(250.5)	28.7	(12.5)
Other expenses	(82.6)	(85.2)	(28.4)

Other expenses (provision for severance and facilities exit activities)	(42.9)	(166.5)	(37.2)
Other expenses (gain (loss) on debt and debt related derivative)
extinguishments	207.2	73.5	(139.3)
Reorganization items	11,162.9	–	–
Fresh start accounting adjustments	1,301.0	–	–
(Provision) benefit for income taxes, and noncontrolling interest	(4,590.3)	160.3	311.5

Net income (loss) before preferred dividends	$6,990.3	$(358.5)	$(231.3)

–	The trend in interest expense reflects higher-cost secured borrowings.

–	Other income includes a $285 million charge for a change in the fair value of derivative financial instruments associated with a secured lending facility that we downsized, charges from derivatives that no longer qualify for hedge accounting treatment and a positive mark of $71 million to estimated fair value of the TARP warrant. See Note 1 - Business and Summary of Significant Accounting Policies for additional information.

–	Other expenses in 2009 and 2008 included incremental costs associated with becoming a bank holding company.

–

Reorganization items primarily consist of a $10.4 billion gain recognized on the extinguishment of unsecured debt in connection with the Plan and $0.5 billion of accrued interest that was reversed. The fresh start accounting adjustments primarily reflect the fair value adjustment to debt. See “Emergence from Bankruptcy” and Note 2 – Fresh Start Accounting for additional information.

–	Gain (loss) on debt and debt-related derivative extinguishments includes a pretax $67.8 million gain recognized on our August note tender and a pretax gain of $139.4 million (net of costs to unwind related hedges) from the repurchase of $471 million of senior unsecured notes.

–	The 2008 gain on debt and debt related derivative extinguishments includes gains of approximately $216 million primarily relating to the early extinguishment of debt, convertible bonds related to our equity units exchange offer and Euro and Sterling denominated unsecured notes, offset by losses of $148 million due to the discontinuation of hedge accounting for interest rate swaps in our commercial paper program.

–	The 2007 loss on early extinguishments of debt reflects an after tax charge to call $1.5 billion in high coupon debt and preferred capital securities.

–

The segments record tax expense or benefit as if they were reporting on a stand alone basis. Corporate and other results include tax adjustments to bring the tax rate to the Consolidated level. The adjustment reflects the Company’s net operating loss position.

Preferred stock dividends and accretion, which are not included in the table above, were $188.1 million for 2009 ($144.3 million of dividends and $43.8 million of accretion), $64.7 million for 2008 and $30.0 million for 2007.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 5.8% of our total financing and leasing assets at December 31, 2009 (the largest account was less than 1.0%). Excluding student loans, the top ten accounts in aggregate represented 7.4% of total owned assets (largest account totaling 1.0%). The largest accounts were in Transportation Finance (airlines and rail), Corporate Finance (energy) and Trade Finance (retail).

Top ten accounts were 5.2% and 6.3% (excluding student loans) at December 31, 2008, and 4.6% and 5.6% at December 31, 2007.

Operating Lease Equipment

Operating Leases by Segment (dollars in millions)

	CIT	Predecessor CIT
	December 31,	December 31,
	2009	2008	2007

Transportation Finance - Aerospace(1)	$6,506.3	$7,236.0	$7,206.8
Transportation Finance - Rail and Other	3,582.9	4,248.5	3,824.8
Vendor Finance	683.5	958.5	1,119.3
Corporate Finance	137.3	263.4	459.6

Total	$10,910.0	$12,706.4	$12,610.5

(1) Aerospace includes commercial, regional and corporate aircraft and equipment.

At December 31, 2009, Transportation Finance had 232 commercial aircraft on operating lease and approximately 103,000 railcars. Our aircraft fleet was entirely leased, while railcar utilization declined to 90% at December 31, 2009.

Joint Venture Relationships

Strategic relationships with industry-leading equipment vendors are an important origination channel for Vendor Finance. These vendor alliances include traditional vendor finance programs, as well as joint ventures and profit sharing structures. Our vendor programs with Dell and Avaya are our largest.

We have multiple programs with Dell, including programs in Canada and in more than 30 other countries. During the fourth quarter of 2007, Dell exercised its option to purchase CIT’s interests in Dell Financial Services, covering originations in the U.S.

The Avaya agreement, which is a profit sharing program with direct originations by CIT, extends through September 2012, pursuant to a program renewal provision.

On July 16, 2009, Snap-on Incorporated notified us that it was terminating the joint venture agreement, which was scheduled to end in January 2010. Under the provisions of the agreement, the termination was effective immediately and Snap-on acquired our interest in the joint venture for approximately $8 million and will continue to service the portfolio owned by CIT. See “Note 21 – Contingencies” for a discussion of pending litigation with Snap-on. On July 13, 2009, Microsoft Corporation notified us that it was terminating their finance program agreement with us. Existing finance leases at December 31, 2009 totaled $521 million. These program terminations did not have a material impact on the Company.

For additional information regarding our joint venture activities, see Note 23 – Certain Relationships and Related Transactions.

Joint Venture Relationships (dollars in millions)

	CIT	Predecessor CIT
	December 31,	December 31,
	2009	2008	2007

Owned Financing and Leasing Assets
Dell U.S.	$1,106.3	$2,188.7	$604.7
Dell - International	1,259.0	1,503.6	1,748.1
Snap-on	561.3	1,026.7	1,010.5
Avaya Inc.	450.9	560.9	399.7

	$3,377.5	$5,279.9	$3,763.0

Securitized Financing and Leasing Assets
Dell U.S.	$68.9	$234.4	$2,341.6
Avaya Inc.	72.8	167.2	84.7
Dell - International	4.2	16.8	24.1
Snap-on	2.2	10.2	402.4

	$148.1	$428.6	$2,852.8

The 2008 increase in owned Dell U.S. assets and the decrease in securitized Dell U.S. assets reflects the restructuring of a vehicle that brought previously securitized receivables back on-balance sheet.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

Geographic Concentrations (dollars in millions)

	CIT		Predecessor CIT
	December 31, 2009		December 31, 2008		December 31, 2007

Northeast	$7,930.5	17.1%	$12,477.3	18.8%	$12,572.5	18.5%
Midwest	7,564.2	16.3%	11,295.9	17.0%	11,116.3	16.4%
West	6,459.0	14.0%	10,043.8	15.2%	10,189.6	15.0%
Southeast	5,397.5	11.7%	8,076.6	12.2%	8,211.9	12.1%
Southwest	4,286.4	9.3%	6,435.9	9.7%	5,849.2	8.6%

Total U.S.	31,637.6	68.4%	48,329.5	72.9%	47,939.5	70.6%
Canada	3,857.4	8.3%	4,519.3	6.8%	4,841.1	7.2%
Other international	10,793.2	23.3%	13,406.1	20.3%	15,016.9	22.2%

Total	$46,288.2	100.0%	$66,254.9	100.0%	$67,797.5	100.0%

The following table summarizes both state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our financing and leasing assets:

Geographic Concentration by Obligor (dollars in millions)

	CIT	Predecessor CIT
	December 31,	December 31,
	2009	2008	2007

State
Texas	7.1%	7.3%	6.4%
California	6.9%	7.7%	7.4%
New York	6.5%	7.0%	6.7%
All other states	47.9%	50.9%	50.1%

Total U.S.	68.4%	72.9%	70.6%

Country
Canada	8.3%	6.8%	7.2%
England	3.5%	3.8%	5.8%
Australia	2.2%	1.3%	1.3%
Mexico	2.1%	1.9%	1.5%
Germany	1.9%	2.1%	2.5%
China	1.6%	1.7%	1.7%
Brazil	1.1%	1.4%	1.0%
Spain	1.1%	1.0%	1.0%
All other countries	9.8%	7.1%	7.4%

Total International	31.6%	27.1%	29.4%

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Industry Concentrations (dollars in millions)

	CIT		Predecessor CIT

Industry	December 31, 2009		December 31, 2008		December 31, 2007

Student lending(1)	$9,584.2	20.7%	$12,173.3	18.4%	$11,585.0	17.1%
Commercial airlines (including regional airlines)	7,473.7	16.2%	8,631.9	13.0%	8,625.8	12.7%
Manufacturing(2)	5,746.5	12.4%	9,452.4	14.3%	9,923.5	14.6%
Service industries	3,623.7	7.8%	4,726.8	7.1%	5,282.7	7.8%
Healthcare	3,286.0	7.1%	4,333.5	6.5%	4,223.1	6.2%
Retail(3)	3,094.2	6.7%	5,833.6	8.8%	7,225.6	10.7%
Transportation(4)	2,192.0	4.7%	2,953.7	4.5%	3,138.8	4.6%
Consumer based lending - non-real estate	1,222.9	2.6%	2,248.6	3.4%	1,316.2	1.9%
Communications	1,103.0	2.4%	1,658.6	2.5%	1,625.3	2.4%
Finance and insurance	1,168.1	2.5%	1,629.3	2.5%	1,583.8	2.3%
Energy and utilities	1,048.8	2.3%	1,678.0	2.5%	1,595.2	2.4%
Wholesaling	828.2	1.8%	1,303.2	2.0%	1,889.9	2.8%
Other (no industry greater than 2%) (5)	5,916.9	12.8%	9,632.0	14.5%	9,782.6	14.5%

Total	$46,288.2	100.0%	$66,254.9	100.0%	$67,797.5	100.0%

(1) See “Student Lending” section for further information.

(2) At December 31, 2009, includes manufacturers of food and kindred products (1.6%), followed by apparel, steel and metal products and industrial machinery and equipment.

(3) At December 31, 2009, includes retailers of apparel (2.8%) and general merchandise (2.1%).

(4) Includes rail, bus, over-the-road trucking, business aircraft and shipping.

(5) Includes commercial real estate of $266 million, $850 million and $1,013 million at December 31, 2009, 2008 and 2007, respectively.

The estimated fair value of the commercial real estate portfolio included in ‘Other’ in the preceding table totaled $266 million, and is less than 1% of total financing and leasing assets, down from $850 million at December 2008. The portfolio consists of investments in the office and hospitality sectors, with almost half of the total portfolio secured by first liens. Originations were ceased in 2007 and the portfolio was transferred to a centralized workout group. During 2009, we recorded $285 million in net charge-offs and approximately $31 million of impairment charges compared to $29 million and $61 million, respectively, in the prior year. Commercial real estate loans on non-accrual increased to $232 million (before fresh start accounting adjustments) at December 31, 2009 from $156 million.

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	CIT		Predecessor CIT
	December 31, 2009		December 31, 2008		December 31, 2007
	Net Investment	Number	Net Investment	Number	Net Investment	Number

By Region:
Europe	$1,977.3	78	$2,715.7	88	$2,906.2	94
Asia Pacific	2,272.9	91	2,299.6	81	1,279.5	60
U.S. and Canada	955.4	68	1,188.7	70	2,274.9	82
Latin America	1,065.2	39	1,343.3	41	1,136.0	36
Africa / Middle East	692.7	20	552.4	14	567.8	15

Total	$6,963.5	296	$8,099.7	294	$8,164.4	287

By Manufacturer:
Airbus	$4,305.5	150	$4,685.9	137	$3,579.6	154
Boeing	2,650.7	146	3,387.2	156	4,575.8	132
Other	7.3	–	26.6	1	9.0	1

Total	$6,963.5	296	$8,099.7	294	$8,164.4	287

By Body Type (1):
Narrow body	$5,268.1	238	$6,268.7	237	$6,136.4	226
Intermediate	1,552.4	48	1,598.8	44	1,821.9	48
Wide body	135.7	10	205.6	12	197.1	12
Other	7.3	–	26.6	1	9.0	1

Total	$6,963.5	296	$8,099.7	294	$8,164.4	287

By Product:
Operating lease	$6,418.2	232	$7,156.6	216	$7,120.1	219
Loan	432.4	58	711.6	70	732.6	56
Capital lease	51.9	3	140.2	5	225.5	9
Leveraged lease (tax optimized)	33.5	1	49.0	1	45.4	1
Leveraged lease (other)	27.5	2	42.3	2	40.8	2

Total	$6,963.5	296	$8,099.7	294	$8,164.4	287

Number of accounts	103		108		105
Weighted average age of fleet (years)	6		5		5
Largest customer net investment	$367.5		$376.8		$287.3
Off-lease aircraft	–		–		–

(1) Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

Our top five commercial aerospace outstandings totaled $1,311 million at December 31, 2009, all of which were to carriers outside the U.S. The largest individual outstanding exposure to a U.S. carrier at December 31, 2009 was $102.2 million. Aerospace depreciation expense for the years ended December 31, 2009, 2008 and 2007 totaled $409.7 million, $352.8 million, and $330.5 million, respectively.

Aerospace assets include operating and capital leases and secured loans. Management considers current lease rentals as well as relevant available market information (including third-party sales of similar equipment, published appraisal data and other marketplace information) in determining undiscounted future cash flows when testing for impairment and in determining estimated fair value in measuring such impairment. We adjust depreciation schedules of commercial aerospace equipment on operating leases or residual values underlying capital leases when projected fair value is less than the projected book value at end of lease term. We review aerospace assets for impairment annually, or more often when circumstances warrant. Aerospace equipment is impaired when the expected undiscounted cash flows over the expected remaining life is less than book value. We factor historical information, current economic trends and independent appraisal data into assumptions and analyses we use when determining the expected cash flow. These assumptions include lease terms, remaining life, lease rates, remarketing prospects and maintenance costs.

See Note 20 – Commitments for additional information regarding commitments to purchase additional aircraft.

Student Lending (Student Loan Xpress or “SLX”)

Consumer includes our liquidating student loan portfolio, which has a remaining weighted average life of approximately 11 years. We ceased offering government guaranteed student loans in 2008 and private student loans in 2007. We service approximately 70% of the portfolio in-house. See On-balance Sheet Securitization Transactions for description of related financings.

Finance receivables by product type are presented in the following table. The balances at December 31, 2009 decreased due to a fresh start accounting adjustment of $1.6 billion and run-off.

Student Lending Receivables by Product Type (dollars in millions)

	CIT	Predecessor CIT
	December 31,	December 31,
	2009	2008	2007

Consolidation loans	$8,012.7	$9,101.4	$9,050.4
Other U.S. Government guaranteed loans	1,435.0	2,332.0	1,935.3
Private (non-guaranteed) loans and other	136.5	739.9	599.3

Total	$9,584.2	$12,173.3	$11,585.0

Delinquencies (sixty days or more)	$658.8	$689.2	$586.2
Top state concentrations (%)	36%	36%	36%
Top state concentrations	California, New York, Texas, Ohio, Pennsylvania

Private Student Loan Portfolio at December 31, 2009 (dollars in millions)

	Total	In School	Grace, Forbearance	Loans in repayment

Non-traditional institutions	$52.4	$35.3	$13.9	$3.2
Traditional institutions	45.3	19.3	13.3	12.7
Consolidation loans	38.8	–	0.1	38.7

	$136.5	$54.6	$27.3	$54.6

In February 2008, a private pilot training school, whose students had outstanding loans totaling approximately $192 million at December 31, 2009, filed for Chapter 7 bankruptcy. The fresh start accounting value of these student loans was written down to fair value based on our estimate of proceeds after litigation settlements, legal costs and collectibility, if any, of remaining loans. SLX participated in mediation with several classes and the parties reached an agreement to resolve students’ claims against SLX, which agreement was submitted to the United States District Court for the Middle District of Florida for approval on October 27, 2009. The court fixed March 22, 2010 as the hearing date to consider final approval of the settlement. SLX also completed a settlement of a mass action commenced by students in Georgia, which is binding upon 37 SLX borrowers. The Attorneys General of several states also engaged in a review of the impact of the school’s closure on student borrowers and any possible role of SLX. See Note 21 – Contingencies for more information.

Student loans at the top 5 institutions where we lent on an unguaranteed basis represent approximately 53% of the private student loan portfolio at December 31, 2009.

RISK MANAGEMENT

We are subject to a variety of risks that manifest in the course of our business. We consider the following to be the principal forms of risk:

  Credit risk (including lending, derivative counterparty, and equipment and residual risk)
  Market risk (including interest rate, foreign currency and liquidity risk)
  Compliance risk (compliance with laws and regulations)

  Operational risk (operational errors or employee misfeasance or malfeasance)

SUPERVISION AND OVERSIGHT

Managing risk is essential to conducting our businesses and to our profitability. Our risk management systems and procedures are designed to identify and analyze important business risks, to set appropriate policies and limits, and to continually monitor risks and limits using reliable administrative and information systems, along with policies and programs. We continue to enhance our risk management practices including governance, measurement and monitoring. We are in the process of recruiting a new Chief Financial Officer, as the incumbent will be retiring, a new Chief Risk Officer, and certain other senior executives.

The Chief Risk Officer oversees credit, compliance and operations risk management and the Chief Financial Officer oversees market risk management. The Company maintains a variety of management committees responsible for risk monitoring and supervision. The Enterprise Risk Committee (“ERC”) provides guidance, supervision and oversight for the corporate-wide risk management process. The ERC, which includes the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Risk Officer, approves and oversees the Company’s risk management policies, procedures and overall risk profile. The Risk Management Committee of our Board of Directors oversees risk management practices.

The Corporate Risk Management (CRM) group, which reports to the Chief Risk Officer, oversees and manages credit and related risk throughout CIT. This group includes the Chief Risk Officer, the Chief Credit Officer, the Chief Investment Officers for each business segment, and certain other senior risk management executives. Our Executive Investment Committee includes the Chief Risk Officer and other members of CRM. The committee must approve transactions which exceed business segment authorities or are outside established target market definitions or risk acceptance criteria.

CRM includes an independent loan risk review function. The loan risk review group reviews credit management processes at each business and monitors compliance with corporate policies. The loan risk review group tests for adherence with credit policies and procedures and for inappropriate credit practices, including problem accounts identification and reporting.

We maintain a standing Asset Quality Review Committee, which is charged with reviewing portfolio performance, including the status of individual financing and leasing assets to obligors with higher risk profiles. The committee is comprised of members of senior management, including the Chief Risk Officer, the Chief Credit Officer, the Director of Credit Risk Management, the Director of Loan and Risk Review and the Controller and meets with senior business executives to understand trends in portfolio performance.

CREDIT RISK

     LENDING

The extension of credit, through our lending and leasing activities, is the fundamental purpose of our businesses. As such, we focus on the maintenance of comprehensive credit risk management practices, ranging from underwriting, on-going monitoring and collections. We review and monitor credit exposures on an ongoing basis to identify, as early as possible, customers that are experiencing declining creditworthiness or financial difficulty. We evaluate performance of our receivables across the organization to minimize risk concentrations. We monitor concentrations by borrower, industry, geography and equipment type. We set or modify limits as conditions warrant, to minimize credit concentrations and risk of substantial credit loss. For example, we maintain a practice of reviewing our aerospace portfolio regularly. We test for asset impairment based upon projected cash flows and relevant market data with any impairment in value charged to earnings.

We have formal underwriting policies and procedures to evaluate financing and leasing assets for credit and collateral risk during the credit granting process and periodically after the advancement of funds. These set forth our underwriting parameters based on: (1) Target Market Definitions, which delineate markets, industries, geographies and products that are permitted, and (2) Risk Acceptance Criteria, which detail acceptable structures, credit profiles and risk-adjusted returns.

We have a two-tier risk system to capture and analyze credit risk based on probability of obligor default and loss given default. Probability of default is determined by evaluating borrower creditworthiness including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. Loss given default ratings, which estimate loss if an account goes into default, are predicated on transaction structure, collateral valuation and related guarantees (including recourse from manufacturers, dealers or governments).

We implemented processes to model risk-based pricing at the individual transaction level based on prescribed credit metrics to ensure that transactions meet acceptable risk-adjusted return criteria. Each business follows a formal credit management process customized to their products/services and clients and the industries in which they operate.

We selectively utilize credit default swaps to economically hedge certain credit exposures. We previously executed offsetting derivative transactions with financial institutions and our customers as a service to our customers in order to mitigate their interest rate and currency risks. The counterparty credit exposure related to these transactions is monitored and evaluated in conjunction with our normal underwriting policies and procedures.

See Item 8. Financial Statements and Supplementary Data, Note 10 – Derivative Financial Instruments for additional information.

Commercial Lending and Leasing Commercial credit management begins with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including normal collection, recovery of past due balances and liquidating underlying collateral.

Credit personnel review potential borrowers’ financial condition, results of operations, management, industry, customer base, operations, collateral and other data, such as third party credit reports, to evaluate the customer’s borrowing and repayment ability. Transactions are graded according to our two-tier risk system described above. Credit facilities are subject to our overall credit approval and underwriting guidelines and are issued commensurate with credit evaluation performed on each borrower.

Small Ticket Lending and Leasing For certain small-ticket lending and leasing transactions, we employ proprietary automated credit scoring models. The statistical models and algorithms are developed, tested and maintained in-house by our credit risk management sciences group. The models emphasize, among other things, financial performance metrics, length of time in business, industry category and geography. Models are used to assess a potential borrower’s credit standing and repayment ability, and also considers the value of collateral. We utilize external credit bureau scoring, behavioral models and judgment in the credit adjudication and collection processes.

We regularly evaluate the small ticket leasing portfolio using delinquency vintage curves and other tools to analyze trends and credit performance by transaction type, including analysis of specific credit characteristics and selected subsets of the portfolios. Adjustments to credit scorecards and lending programs are made when appropriate. Individual underwriters are assigned credit authority based upon experience, performance and understanding of underwriting policies of small-ticket leasing operations. A credit approval hierarchy exists to ensure that an underwriter with the appropriate level of authority reviews applications.

     DERIVATIVE COUNTERPARTY RISK

We enter into interest rate and currency swaps, foreign exchange forward contracts, and in limited instances, credit default swaps as part of our overall risk management practices. We assess and manage the external and internal risks associated with these derivative instruments in accordance with the overall operating policies established by our ERC, Capital Committee, Asset/Liability Committee and our Board of Directors. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk, legal risk and market risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of CIT policy.

The primary external risk of derivative instruments is counterparty credit exposure, which is defined as the ability of a counterparty to perform financial obligations under the derivative contract. We control credit risk of derivative agreements through counterparty credit approvals, pre-established exposure limits and monitoring procedures.

The Capital Committee, in conjunction with Corporate Risk Management, approves each counterparty, and establishes exposure limits based on credit analysis and market value of corresponding derivative instruments. Derivative agreements are generally entered into with major money center financial institutions rated investment grade by nationally recognized rating agencies. Credit exposures are measured based on current market value and potential future exposure. Exposures are calculated for each contract and are aggregated by counterparty to monitor exposure. As part of the Plan of Reorganization, most of our remaining hedge counterparty contracts were terminated. We are in discussions with certain counterparties about reestablishing those relationships.

     EQUIPMENT AND RESIDUAL RISK

We have systems, processes and expertise to manage equipment and residual risk in our leasing businesses. Our process consists of: 1) setting residual values at transaction inception; 2) systematic residual value reviews; and 3) monitoring of actual levels of residual realizations. Residual realizations, by business and product, are reviewed as part of our quarterly financial and asset quality review, both within the businesses and by senior management. Reviews for impairment are performed at least annually.

MARKET RISK

     INTEREST RATE RISK

We monitor exposure to market risk by analyzing the impact of potential interest rate and foreign exchange rate changes on financial performance. We consider factors such as the economy, customer prepayment trends and re-pricing characteristics of assets and liabilities. We commenced implementation of a vendor-supplied risk management system to replace the previously used, internally developed system. The system is expected to provide greater analytics capabilities to assess and measure the effects of various market rate scenarios upon the Company's financial performance. While we have begun utilizing the system to produce quantified financial impacts of interest rate shocks, we have not yet completed data validation and testing. As such, we cannot fully attest to the reliability of the results to warrant investor consideration to support investment decisions. We anticipate the system being fully operational by December 2010.

At December 31, 2009, the Company’s loan and lease portfolio was approximately 55% floating rate, with the remainder fixed rate (before fresh start accounting). As part of the plan of reorganization, much of our debt securities, which were diversified including fixed rate, floating rate, US dollar and non-dollar denominated securities, were exchanged for longer term U.S. dollar fixed rate securities. As a result, our liabilities, at December 31, 2009, were approximately 75% fixed rate based, with the remainder floating rate. While the liability restructuring materially improved our liquidity, the conversion of our liabilities to largely US dollar fixed rate debt has resulted in an asset sensitive position as our assets will re-price faster than our liabilities. Therefore, our net interest margin may increase if interest rates rise, or decrease should interest rates decline.

We evaluate and monitor risk through two primary metrics.

  Margin at Risk (MAR), which measures the impact of hypothetical changes in interest rates on net interest income over the subsequent twelve months.

  Economic Value of Equity (EVE), which measures the net economic value of equity by assessing market value of assets, liabilities and derivatives.

Although we believe that these measurements provide an estimate of our interest rate sensitivity, they do not account for potential changes in credit quality, size, composition and prepayment characteristics of our balance sheet, nor do they account for other business developments that could affect net income or for management actions that could be taken to change our risk profile.

     FOREIGN CURRENCY RISK

We have historically sought to naturally hedge our non-dollar denominated activities, that being foreign currency loans to foreign subsidiaries, through local currency borrowings. To the extent such borrowings were unavailable, we have utilized derivative instruments (foreign currency exchange forward contracts and cross currency swaps). Additionally, we have utilized derivative instruments to hedge our net investments in foreign operations. These contracts are designated as foreign currency cash flow hedges or net investment hedges and changes in fair value of these contracts are recorded in Other Comprehensive Income/Loss with translation gains and losses on underlying hedged items. Translation gains and losses of underlying foreign net investment, as well as offsetting derivative gains and losses on designated hedges, are reflected in Other Comprehensive Income/Loss in the Consolidated Balance Sheet.

CIT has utilized cross-currency swaps to hedge currency risk underlying foreign currency debt and selected foreign currency assets. The swaps that meet hedge accounting criteria are designated as foreign currency cash flow hedges or foreign currency fair value hedges and changes in fair value of these contracts are recorded in Other Comprehensive Income/Loss (for cash flow hedges), or as a basis adjustment including the impact of the offsetting adjustment to carrying value of the hedged item, to the hedged item (for fair value hedges) along with transaction gains and losses on underlying hedged items. We have cross-currency swaps that economically hedge exposures, but do not qualify for hedge accounting treatment.

The Company may experience volatility in earnings and equity due to changes in foreign exchange rates as foreign exchange contracts designed to limit translation adjustments were terminated as part of the bankruptcy.

As previously noted, the Plan of Reorganization resulted in non-dollar denominated debt being exchanged for U.S. dollar debt. Most of the Company’s outstanding derivative instruments, that hedged interest rate and foreign exchange rate risk, were terminated. This resulted in the re-opening of foreign exchange exposures that had previously been hedged through former debt and derivative instruments. Our non-dollar denominated loans are now funded with U.S. dollar denominated debt and equity which causes foreign currency transactional and translational exposures. Our transactional exposure may result in income statement losses should related foreign currencies depreciate relative to the dollar or, conversely, income statement gains should the foreign currencies appreciate versus the dollar. Likewise, our equity account may be similarly affected by related foreign currency movements as a result of our translational exposures. We are in discussions with certain counterparties about reestablishing derivative counterparty trading lines in order to restore previously terminated hedges.

LIQUIDITY RISK

We maintain an active liquidity risk management and monitoring process, all of which is designed to ensure the availability of adequate cash resources and funding capacity to meet our obligations. Our primary sources of liquidity are cash, which is invested to ensure preservation of principal and immediate availability, secured funding programs and the collection of portfolio assets originated in the normal course of business.

We utilize a series of measurement tools to assess the level and adequacy of our liquidity position, liquidity conditions and trends. The primary tool is a cash forecast designed to identify material mismatches in cash flows. Stress scenarios are developed and applied to measure the resiliency of the liquidity position, and to identify stress points requiring remedial action.

Approved liquidity limits and guidelines are monitored to facilitate the active management of our funding and liquidity position. Included among the limits and guidelines measured are minimum cash investment balances, sources of available liquidity relative to short term debt maturities and other funding commitments, cash flow coverage ratios, non-cash liquid assets relative to volatile funding sources, categorizing of portfolio assets based upon level of liquidity, monitoring of undrawn customer lines and other contingent liquidity risks, and debt maturity profile.

REGULATORY COMPLIANCE RISK

The purpose of managing regulatory compliance risk is to ensure that programs and processes are in place to monitor and comply with banking, privacy, consumer and other key laws and regulations in each jurisdiction in which we do business and to monitor compliance with the ethical standards of the Company.

The Corporate Compliance function provides leadership, guidance, and oversight to help business units and staff functions identify applicable laws and regulations and implement effective measures to meet the requirements. Prior to becoming a BHC, many of our current compliance obligations did not apply. Corporate Compliance is establishing the framework to develop a high quality worldwide compliance program. It has identified the key regulatory obligations and developed corporate policies related to each. Corporate Compliance is working with business units to develop procedures to ensure that policies are followed on a uniform basis. Among the tools designed to ensure effectiveness are the “Code of Business Conduct” and compliance training programs. Corporate Compliance is developing monitoring and testing procedures to track compliance.

Corporate Compliance, led by the Chief Compliance Officer, is responsible for setting the overall global compliance framework and standards, using a risk based approach to identify key compliance obligations. The head of each business and staff function is responsible for ensuring compliance. Oversight of regulatory compliance risk management is provided by the Audit Committee of the Board. The Chief Compliance Officer reports directly to the Audit Committee.

OPERATIONAL RISK

Operational risk is the risk of loss resulting from inadequate or failed internal processes, systems or human factors, or from external events, which may result from transaction processing errors, breaches of internal controls, fraud by employees or persons outside the Company, or business interruption due to system failures or other events. Operational risk also includes legal or regulatory actions that could arise as a result of noncompliance with applicable laws and regulations. An operational event could result in losses in the form of explicit charges, increased operational costs, financial losses, damage to reputation, or foregone opportunities.

To address these risks, CIT is developing comprehensive policies and an internal control framework designed to provide a sound operational environment and provide oversight. We have developed a loss-event database to track amounts and sources of operational losses, which will identify weaknesses and highlight corrective actions needed. Operational risk metrics are monitored by Enterprise Risk Management. Our internal audit function monitors and tests the overall effectiveness of internal control and operational systems on an ongoing basis.

The Operational Risk Management function reports into the head of Enterprise Risk Management and is responsible for developing risk management policies and tools for assessing, measuring, monitoring, and managing operational risk. The head of each business and staff function is responsible for maintaining an effective system of internal controls in accordance with the Company's overall operational risk framework. Oversight of the operational risk management function is provided by the Risk Management Committee of the Board.

Supplemental Funding and Liquidity Related Information

The following tables summarize significant contractual payments and projected cash collections, and contractual commitment expirations at December 31, 2009. The amounts are not the same as the respective balance sheet totals as this table is before fresh start accounting:

Payments and Collections by Year, for the years ended December 31, (1) (dollars in millions)

	Total	2010	2011	2012	2013	2014+

Secured borrowings (2)	$15,636.0	$4,538.3	$1,995.9	$1,493.7	$1,455.0	$6,153.1
Secured credit facility
and expansion credit
facility	7,500.0	–	–	7,500.0	–	–
Senior unsecured notes –
fixed	334.1	91.1	66.2	26.3	9.0	141.5
Series A Notes	21,040.1	–	–	–	2,104.0	18,936.1
Series B Notes	2,149.2	–	–	–	214.9	1,934.3

Total Long-term
borrowings	46,659.4	4,629.4	2,062.1	9,020.0	3,782.9	27,165.0

Deposits	5,087.2	1,286.7	1,039.6	1,377.7	552.1	831.1
Credit balances of factoring
clients	892.9	892.9	–	–	–	–
Lease rental expense	340.6	37.9	35.0	32.9	31.5	203.3

Total contractual
payments	52,980.1	6,846.9	3,136.7	10,430.6	4,366.5	28,199.4

Finance receivables (2)(3)	41,185.8	9,603.1	5,545.3	5,354.2	5,013.6	15,669.6
Operating lease rentals	6,076.2	1,610.5	1,230.0	881.6	672.7	1,681.4
Finance and leasing
assets held for sale (4)	343.8	343.8	–	–	–	–
Cash and due from banks
and deposits with banks (5)	9,825.9	9,825.9	–	–	–	–
Retained interest in
securitizations and other
investments	139.7	84.5	23.2	4.8	3.4	23.8

Total cash and cash
collections	57,571.4	21,467.8	6,798.5	6,240.6	5,689.7	17,374.8

Net cash and cash
collections (payments)	$4,591.3	$14,620.9	$3,661.8	$(4,190.0)	$1,323.2	$(10,824.6)

(1) Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.

(2) Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities. For student lending receivables, the repayment of both the receivable and borrowing includes a prepayment component.

(3) Based upon carrying value prior to fresh start accounting adjustments, including unearned discount; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.

(4) Based upon management’s intent to sell rather than contractual maturities of underlying assets.

(5) Includes approximately $1.7 billion of cash held at our Utah bank that can be used solely by the bank to originate loans or repay deposits. Also includes $5.5 billion of liquid and available cash and $2.6 billion of restricted cash.

Commitment Expiration by twelve month periods ended December 31 (dollars in millions)

	Total	2010	2011	2012	2013	2014+

Financing commitments(1)	$3,735.8	$628.2	$901.0	$1,170.7	$814.8	$221.1
Financing commitments - vendor
receivables(2)	889.1	505.2	305.3	56.8	21.8	–
Aerospace and other manufacturer
purchase commitments(3)	4,777.3	584.6	947.9	739.3	641.8	1,863.7
Letters of credit	678.4	425.0	80.3	81.7	55.9	35.5
Guarantees, acceptances and other
recourse obligations	1,396.6	1,396.6	–	–	–	–
Sale-leaseback payments	1.6	0.6	0.5	0.5	–	–
Liabilities for unrecognized tax
obligations(4)	50.1	10.0	40.1	–	–	–

Total contractual commitments	$11,528.9	$3,550.2	$2,275.1	$2,049.0	$1,534.3	$2,120.3

(1)

Financing commitments do not include certain unused, cancellable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2)	Commitments related to vendor receivables for which the manufacturer has financing commitment as explained below.

(3)	Aerospace commitments are net of amounts or deposit with manufacturers.

(4)	The balance can not be estimated past 2010; therefore the remaining balance is reflected in 2011. See Income Taxes section for discussion of unrecognized tax obligations.

Financing commitments declined from $5.5 billion at December 31, 2008 to $3.7 billion at year end excluding $0.9 billion in funding commitments associated with vendor receivables. This decline reflects increased covenant restrictions which makes the commitment unavailable, normal contractual expirations and drawdowns on existing financing commitments. The Company experienced higher than usual utilization beginning the end of June that continued through mid-July. Specifically, over $700 million of draws on unfunded commitments occurred during the week of July 13, 2009 just prior to the Company obtaining the $3 billion secured credit facility. The greatest level of usage was from asset-based loans for which CIT was lead agent, totaling $500 million. At December 31, 2009, unfunded commitments related to lead agented asset-based loans were $674 million, down from $1,085 million at June 30, 2009. Subsequent to the secured credit facility, the Company experienced $500 million net repayments of lines previously drawn during the weeks of July 27 through September 21. These net repayments may have been due to the previous excessive draw activity resulting from headlines concerning possible bankruptcy. Since announcing the filing of the reorganization on November 1, 2009, we have not had any unusual usage of unfunded commitments. The Company monitors line utilization daily and updates liquidity forecasts and funding plans.

During the second quarter of 2009, a Vendor Finance contract was renegotiated and the receivables and associated commitments that were previously off-balance sheet were brought on-balance sheet. The manufacturer is obligated to provide the funds necessary for CIT to disburse to the customer; therefore these arrangements do not present liquidity risk.

Financing commitments above exclude roughly $2.5 billion of commitments that were not available for draw due to requirements for collateral availability or covenant conditions existing at December 31, 2009.

At December 31, 2009 substantially all of our commercial commitments were senior facilities, with approximately 58% secured by equipment or other assets and the remainder supported by cash-flow or enterprise value. The vast majority of CIT’s commitments are syndicated transactions. CIT is the lead agent in 35% of the facilities. Most of our undrawn and available financing commitments are in Corporate Finance with an average balance of $5.1 million. The top ten undrawn commitments aggregate $450 million.

Sale leaseback contract payment commitments decreased to $1.6 million at December 31, 2009 as substantially all rail leased assets subject to such contracts were purchased in the fourth quarter. See Note 2 – Fresh Start Accounting for additional information. Sale leaseback payment commitments were $1.8 billion at December 31, 2008, primarily related to Rail.

SECURED BORROWINGS AND ON-BALANCE SHEET SECURITIZATION TRANSACTIONS

Secured financings have been our primary source of funding since mid-2007. Capital markets dislocations eliminated our access to the unsecured capital markets, which historically had been our primary funding source. These secured financing transactions do not meet accounting requirements for sale treatment and are recorded as non-recourse secured borrowings, with the assets remaining on-balance sheet. The debt associated with these transactions is collateralized by receivables or collateral values of the assets. Certain related cash balances are restricted.

See Note 9 – Long Term Borrowings for financing and leasing assets pledged/encumbered and related secured borrowings.

At December 31, 2009, a total of $4,583.9 million, after fresh start accounting, of financing and leasing assets, comprised of $2,783.9 million in Corporate Finance, $645.7 million in Consumer and $1,154.3 million in commercial aerospace in Transportation Finance, were pledged in conjunction with $3,134.9 million in secured debt issued to investors under the $2.125 billion Goldman Sachs International (GSI) facility. Amounts funded under the facility, net of cash collateral posted to GSI, totaled $1,897.2 million at December 31, 2009, as $1,094.5 million (reflected in Other assets net of fresh start accounting adjustments) is owed to CIT from Goldman Sachs for debt discount, return of cash collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structure.

Pursuant to an October 2009 amendment, the commitment under this facility was reduced from $3.0 billion eliminating most of the unused portion of the facility, and CIT Financial Ltd. (“CFL”), a wholly owned subsidiary of the Company, agreed to post additional collateral to secure amounts under the Facility. In connection with the reduction, CFL made a payment of $285 million representing the proportional termination fee payment required. CFL also posted $250 million cash collateral when the facility was amended and this amount was returned to CIT during the fourth quarter due to cashflow settlements and increases in market value of underlying securities. Collateral amounts required under this agreement will fluctuate with market values of the underlying securities.

Credit Facility and Expansion Credit Facility

On July 20, 2009, CIT entered into a $3 billion Credit Facility with Barclays Bank PLC and other lenders. The Credit Facility is secured by a perfected first priority lien on substantially all unencumbered assets of the Borrowers and Guarantors, which includes a substantial amount of finance & leasing assets of our U.S. operating subsidiaries, 65% of the voting and 100% of the non-voting stock of first-tier foreign subsidiaries, 100% of the stock of CIT Aerospace International (except one nominee share) and between 49% and 65% of certain other non-U.S., non-regulated subsidiaries.

On October 28, 2009, the Company and certain of its subsidiaries amended and restated the agreement evidencing the Credit Facility to provide for an Expansion Credit Facility to expand the commitments by $4.5 billion. The amounts outstanding under the Expansion Credit Facility are secured by substantially the same assets as those securing the Credit Facility, including any additional collateral which became available as a result of the Company’s repayment of certain refinanced indebtedness.

The Credit Facility and Expansion Credit Facility limit the ability of the Company and its restricted subsidiaries to make certain payments on investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale lease back transactions, pay dividends, sell assets, and enter into transactions with affiliates.

New Series A and B Notes

On December 10, 2009, pursuant to the Plan of Reorganization the Company issued $21.04 billion principal amount of its 7.0% Series A Second-Priority Secured Notes due each year from 2013 to 2017 (the “Series A Notes”) and Delaware Funding closed its issuance of approximately $2.15 billion principal amount of its 10.25% Series B Second-Priority Secured Notes due each year from 2013 to 2017 (the “Series B Notes”). The Series A Notes are general obligations of the Company and bear interest at a rate of 7.0% per annum. The Series B Notes are general obligations of Delaware Funding and bear interest at a rate of 10.25% per annum. The Series A Notes are secured by second-priority security interests in substantially all the assets securing the Facilities. The Series B Notes are secured by second-priority security interests in substantially all the assets securing the Facilities. The Series B Notes are further secured by Delaware Funding’s pledge of intercompany notes issued by CIT Financial Ltd., which are the primary assets of Delaware Funding.

The Series A and Series B Indentures likewise limit the ability of the Company, Delaware Funding and the Company’s restricted subsidiaries to make certain payments or investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale and leaseback transactions, pay dividends, sell assets, and enter into transactions with affiliates.

In the event of a Change of Control (as defined in the Series A and B Indentures), holders of the Series A and Series B Notes will have the right to require the Company and/or Delaware Funding, as applicable, to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, to the date of such repurchase. The Company or Delaware Funding may redeem all or a portion of the Series A or Series B Notes on or after January 1, 2010, at the applicable redemption prices, plus accrued and unpaid interest.

See Note 9 – Long Term Borrowings for additional terms of the facilities and Note 27 – Summarized Financial Information of Subsidiaries for condensed consolidating financial statements of the Guarantors.

Cash Sweep and Required Cash Sweep Payments

Under the terms of the Amended Credit Agreement, the Company is required to use certain cash collections to repay the Credit Facility and the Expansion Facility (the “Facilities”) and new second lien notes (“New Second Lien Notes”) on an accelerated basis (the “Cash Sweep”). Subject to certain exceptions and reserving for payment of certain expenses, each Restricted Subsidiary (generally any subsidiary other than a regulated entity, joint venture, special purpose entities, or immaterial subsidiaries, as defined in the Amended Credit Agreement) must deposit at least monthly certain cash it generates in designated accounts (collectively “Sweep Accounts”).

The amount of the Cash Sweep is calculated using a percentage for each business unit’s freely transferable cash collections from owned assets held in Restricted Subsidiaries, after deducting (i) operating expenses incurred in the ordinary course of business, (ii) costs of servicing, (iii) payments of debt service (including securitizations, conduits, total return swaps, or secured debt) or payments required under operating leases in Transportation Finance, and (iv) cash held in restricted accounts or for third parties (including securitization or other similar transactions).

Freely transferable cash does not include cash collections received by Regulated Entities, by special purpose entities under securitization or other similar transactions or by entities outside the U.S., if repatriation would violate law or result in an adverse tax or regulatory issue. The applicable percentage for Corporate Finance, Student Lending, Rail and Aerospace is 100% of freely transferable cash collections. The applicable percentage for Trade Finance, U.S. Vendor Finance and Small Business Lending is 0% for the period prior to any platform transfer into CIT Bank, and 100% of collections generated by assets remaining at the bank holding company (net of amounts owed to clients for Trade Finance) after any platform transfer. The amount calculated must be deposited monthly in the Cash Sweep Accounts.

The Company may use amounts in the Cash Sweep Accounts:

(a)	to pay obligations under the Facilities,

(b)	after the Facilities are repaid in full, to repurchase, repay or redeem New Second Lien Notes,

(c)

to make investments in CIT Bank or any Regulated Subsidiary required by, or necessary or prudent under, federal banking laws or other domestic or foreign laws or regulations, or required by any governmental authority or pursuant to any governmental approval, waiver, consent, stipulation, agreement or commitment (“Required Bank Investment”); provided that CIT does not have available cash outside the Sweep Accounts, or

(d)	if no default or event of default has occurred and is continuing, and if the Company does not have available cash of more than $500 million outside the Sweep Accounts,:

(i)

to make payments for contractual commitments to purchase aerospace and railcar assets existing on October 12, 2009, net of any committed financing, and (subject to certain exceptions) to make required payments on certain qualified debt, for the succeeding twelve month period, and to build a reserve of 50% of future obligations under committed and undrawn credit lines where we are lead agent (“TTF Requirements”),

(ii)

to make (A) a short term loan or advance (12 months or less) to any Regulated Subsidiary related to a platform transfer, or (B) investments in Regulated Subsidiaries of up to $400 million in any yearly period (“Permitted Bank Investments”),

(iii) to pay scheduled payments on qualified debt,

(iv) to bring other available cash outside the Sweep Accounts up to $500 million

(v)

to invest not more than (A) $500 million in the aggregate during any twelve month period in Corporate Finance, Rail Finance and Aerospace Finance, plus (B) an amount equal to the aggregate of contractual commitments existing on October 12, 2009 to fund Corporate Finance assets (“Business Reinvestments”).

The Company is required to make quarterly payments of the Available Sweep Amount, and to use commercially reasonable efforts (taking into account near-term obligations and liquidity sources) to apply any Excess Cash Sweep Amounts, (x) to repay obligations under the Facilities and (y) after the repayment of obligations under the Facilities, to redeem at par or repurchase or repay the New Second Lien Notes (including purchases of notes in open-market transactions).

“Available Sweep Amount” for any applicable quarter equals (a) the Cash Sweep amount at the end of the quarter plus other available cash in excess of $500 million minus (b) the sum of (i) TTF Requirements, (ii) Permitted Bank Investments which are expected to be made, (iii) Required Bank Investments which will be made, and (iv) the amount of Business Reinvestments permitted in the next twelve months.

“Excess Cash Sweep Amounts” for any quarter equals (a) the Cash Sweep amount at the end of the quarter minus (b) the sum of (i) $1.5 billion and (ii) the Available Sweep Amount payable.

The Cash Sweep could result in the gradual liquidation of assets in Corporate Finance, Student Lending, Rail and Aerospace, except to the extent of existing commitments, until such time that they are transferred to CIT Bank or the Facilities and the new Second Lien Notes have been repaid. Management currently does not expect deposits into the sweep accounts to result in any required repayments in 2010, other than as required from certain asset sale proceeds or certain refinancings of assets previously refinanced in the Expansion Facility. However, one of management's strategic priorities in 2010 is to prepay as much high cost debt as practical and prudent.

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Program

On-balance sheet secured financings are now our primary source of funding. The following table summarizes our off-balance sheet securitization programs which are declining:

Securitized Assets (dollars in millions)

	CIT	Predecessor CIT
	December 31,	December 31,
	2009	2008	2007

Securitized Assets:
Vendor Finance	$318.0	$783.5	$4,104.0
Corporate Finance	533.5	785.3	1,526.7

Total securitized assets	$851.5	$1,568.8	$5,630.7

Securitized assets as a % of owned and
securitized assets	1.8%	2.3%	7.7%

The 2008 decline in Vendor Finance securitized assets reflects the restructuring of certain conduit facilities, which brought approximately $2.4 billion of previously off balance sheet securitized assets back on balance sheet.

CIT retains an interest in the securitization of assets off-balance sheet. Our related retained interests totaled $139.7 million, $229.4 million and $1.2 billion at December 31, 2009, 2008 and 2007, respectively. Retained interests are subject to credit and prepayment risk. See Note 6 – Investments – Retained Interests in Securitizations for details.

Effective January 1, 2010, we adopted ASC 810-10, which resulted in CIT bringing all securitized assets back on-balance sheet at their carrying amounts at that date. Securitized assets are subject to the same credit monitoring processes that are described in the “Credit Risk Management” section. An allowance for loan losses will be established for these previously securitized assets.

Joint Venture Activities

We utilize joint ventures organized through legal entities to conduct business with certain strategic vendor partners. Receivables are originated by the joint venture and purchased by CIT. The vendor partner and CIT jointly own these legal entities, and typically there is no third-party debt. These arrangements are accounted for using the equity method, with profits and losses distributed according to the joint venture agreement. See disclosure in Note 23 – Certain Relationships and Related Transactions.

REGULATORY CAPITALIZATION

Upon emergence from bankruptcy, all existing CIT equity was cancelled and a value assigned to the equity of successor CIT was determined. (See “Emergence from Bankruptcy” as well as Note 1 and Note 2 of Item 8 for details) Upon emergence, 200 million common shares were issued to eligible holders of debt subject to the Plan. The reorganization strengthened our capital position and deleveraged our balance sheet, resulting in strong capital ratios.

Regulatory Capital and Ratios (dollars in millions)

	CIT	Predecessor CIT
	December 31,	December 31,
Tier 1 Capital	2009	2008

Total stockholders’ equity	$8,400.0	$8,124.3
Effect of certain items in accumulated other comprehensive loss
excluded from Tier 1 Capital	–	138.5

Adjusted total equity	8,400.0	8,262.8
Qualifying non-controlling minority interest	–	33.0
Less: Goodwill	(239.4)	(568.1)
Disallowed intangible assets	(225.1)	(130.5)
Investment in certain subsidiaries(1)	(2.8)	(22.0)
Other Tier 1 components(1)(2)	(98.5)	(76.4)

Tier 1 Capital	7,834.2	7,498.8
Tier 2 Capital
Long-term debt and other instruments qualifying as Tier 2 Capital	–	1,899.0
Qualifying reserve for credit losses	–	993.8
Other Tier 2 components	–	(21.9)

Total qualifying capital	$7,834.2	$10,369.7

Risk-weighted assets	$55,241.1	$79,403.2

Tier 1 Capital Ratio	14.2%	9.4%
Total Capital Ratio	14.2%	13.1%

(1) December 2008 balances were reclassified to conform to current presentation.

(2) Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on guidelines, the Tier 1 capital charge for non-financial equity investments, and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable equity securities (net of tax).

Regulatory capital guidelines are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. To be well capitalized, a BHC generally must maintain Tier 1 and Total Capital Ratios of at least 6% and 10%, respectively. The Federal Reserve Board also has established minimum guidelines. The minimum ratios are: Tier 1 capital ratio of 4.0%, total capital ratio of 8.0% and leverage ratio of 4.0%. In order to be considered a “well capitalized” depository institution under FDIC guidelines, CIT Bank must maintain a Tier 1 capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a Tier 1 leverage ratio of at least 5%.

Upon becoming a BHC, we committed to maintain capital ratios in excess of the “well capitalized” levels. CIT committed to maintain a Total Capital ratio of at least 13% and CIT Bank committed to maintain a Tier 1 leverage capital ratio of at least 15%.

At December 31, 2009, both CIT and CIT Bank capital ratios (after fresh start accounting) were in excess of required and committed ratios.

See Note 13 – Stockholders’ Equity, Note 14 – Regulatory Capital and “Liquidity Risk Management” for additional detail.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, reported amounts of income and expense and the disclosure of contingent assets and liabilities. The following estimates, which are based on relevant information available at the end of each period, include inherent risks and uncertainties related to judgments and assumptions made. We consider the estimates to be critical in applying our accounting policies due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact on the financial statements.

Management believes that the judgments and estimates utilized in the following critical accounting estimates are reasonable. We do not believe that different assumptions are more likely than those utilized, although actual events may differ from such assumptions. Consequently, our estimates could prove inaccurate, and we may be exposed to charges to earnings that could be material.

Fresh Start Accounting was adopted upon emergence from bankruptcy. Fresh-start accounting recognizes that CIT has a new enterprise value following its emergence from bankruptcy and requires asset values to be re-measured using fair value, which was allocated in accordance with accounting requirements for business combinations. The excess of reorganization value over the fair value of tangible and intangible assets was recorded as goodwill. In addition, fresh-start accounting also requires that all liabilities, other than deferred taxes, be stated at fair value. Deferred income taxes are determined in conformity with relevant accounting requirements. Fair values of assets and liabilities represent our best estimates based on the use of independent appraisals and financial consultant valuations. Where the foregoing were not available, industry data and trends or references to relevant market rates and transactions were used. These estimates and assumptions are inherently subject to uncertainties and contingencies beyond our reasonable control. The market value of our common stock may differ materially from the fresh start equity valuation. See Notes 1 and 2 of Item 8 for additional information.

Reserve for Credit Losses – As a result of adopting fresh start accounting, the allowance for loan and lease losses balance at December 31, 2009 was eliminated. The non-accretable component primarily relates to embedded losses in the loan and capital lease portfolio. The accretable fair value discount will be recognized as a yield adjustment to the loans and capital leases over the remaining lifes and reflected in interest income. The allowance for credit losses on finance receivables for Successor CIT will reflect estimated amounts for loans originated subsequent to the Emergence Date, and will also include additional amounts required on loans that were on the balance sheet at the Emergence Date for subsequent changes in circumstances.

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

The reserve for credit losses is reviewed for adequacy based on portfolio collateral values and credit quality indicators, including charge-off experience, levels of past due loans and non-performing assets, evaluation of portfolio diversification and concentration as well as economic conditions. We review finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse from manufacturers. This information is reviewed on a quarterly basis with senior management, including the CEO, CFO, Chief Credit and Risk Officer, Chief Credit Officer and Interim Controller, among others, as well as the Audit Committee, in order to set the reserve for credit losses.

The reserve for credit losses is determined based on three components: (1) specific reserves for loans that are impaired, based upon the value of underlying collateral or projected cash flows; (2) reserves for estimated losses inherent in the portfolio based upon historical and projected charge-offs; and (3) reserves for estimated losses inherent in the portfolio based upon economic, estimation risk and other factors. Historical loss rates are based on one to three-year averages, which are consistent with our portfolio life and provide, what we believe to be, appropriate weighting for current loss rates. The process involves estimates and a high degree of management judgment. See Reserves for Credit Losses for additional information.

Impaired Loans – Loan impairment is measured based upon the difference between the recorded investment in each loan and either the present value of the expected future cash flows discounted at each loan’s effective interest rate (the loan’s contractual interest rate adjusted for any deferred fees or costs/discount or premium at date of origination/acquisition) or if a loan is collateral dependent, the collateral’s fair value. When impairment for a loan is determined to be probable by CIT, the measurement will be based on the fair value of the collateral. The determination of impairment involves management’s judgment and the use of market and third party estimates regarding collateral values. Valuations of impaired loans and corresponding impairment affect the level of the reserve for credit losses.

Fair Value Determination – With the adoption of fresh start accounting, our assets and liabilities at December 31, 2009 are stated at fair value. Only selected assets and liabilities, including derivatives, retained interests in securitizations and certain equity investments, had been historically measured at fair value.

We determine fair value according to the following hierarchy: first, comparable market prices to the extent available (level 1); second, internal valuation models that utilize observable market data as input variables (level 2); and lastly, internal valuation models that utilize management’s assumptions about market participant assumptions (unobservable inputs) (level 3).

Derivative fair values are determined primarily via level 1. Financing and leasing assets held for sale fair values are determined largely using level 1 and level 2. The fair value of retained interests in securitizations and net employee benefit obligations are determined largely via level 3. See Notes 11, 6 and 19 for additional information.

Retained Interests in Securitizations – Financial assumptions, including pool credit losses, prepayment speeds and discount rates, are utilized to determine fair values of retained interests, both at the date of the securitization and in subsequent quarterly valuations. These assumptions reflect historical experience and anticipated trends. Any resulting losses, representing the excess of carrying value over estimated fair value that are other than temporary, are recorded in current earnings. Unrealized gains and losses which are considered temporary are reflected in stockholders’ equity as part of other comprehensive income. See Note 6 - Investments for additional information.

Lease Residual Values – Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We generally bear greater risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life than a finance lease. Management performs periodic reviews of residual values, with non-temporary impairment recognized in the current period as an increase to depreciation expense for operating lease residual impairment, or as an adjustment to yield for value adjustments on finance leases. Data regarding current equipment values, including appraisals, and historical residual realization experience are among the factors considered in evaluating estimated residual values. As of December 31, 2009, our direct financing lease residual balance was $1.5 billion and our total operating lease equipment balance totaled $10.9 billion.

Goodwill and Intangible Assets – Goodwill at December 31, 2009 reflects the excess reorganization value over the fair value of identified tangible and intangible assets recorded in conjunction with fresh start accounting.

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is assessed for impairment at least annually. In performing this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows and market place data.

Given the decline in predecessor CIT’s stock price and market capitalization, impairment analyses were completed quarterly during 2008 and 2009. These assessments of our reporting units incorporated various assumptions including discounted cash flow (‘DCF’) projections, which incorporated an assumed growth rate used in projecting cash flows and discount rate, including terminal value assumptions. Predecessor CIT recognized goodwill and intangible asset impairment charges prior to its filings under Chapter 11 of the Bankruptcy Code. See Non-interest Expenses and Income and Note 25 – Goodwill and Intangible Assets for more detailed information.

ASC 740 Liabilities and Tax Reserves – We have open tax years in the U.S. and Canada and other jurisdictions that are currently under examination by the applicable taxing authorities, and certain tax years that may in the future be subject to examination. We periodically evaluate the adequacy of our liabilities and tax reserves in accordance with accounting standards on uncertainty in income taxes, taking into account open tax return positions, tax assessments received and tax law changes. The process of evaluating liabilities and tax reserves involves the use of estimates and a high degree of management judgment. The final determination of tax audits could affect our tax reserves.

Deferred tax assets and liabilities are recognized for future tax consequences of transactions. Our ability to realize deferred tax assets is dependent on prospectively generating taxable income by corresponding tax jurisdiction, and in some cases on the timing and amount of specific types of future transactions. Management’s judgment regarding uncertainties and the use of estimates and projections is required in assessing our ability to realize net operating loss carry forwards (“NOL’s”) and other tax benefits, as these assets began to expire at dates beginning in 2010. They may be subject to annual use limitations under the Internal Revenue Code and certain state laws. Management utilizes historical and projected data in evaluating positive and negative evidence regarding recognition of deferred tax assets. See Notes 1 and 15 for additional information regarding income taxes.

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

NON-GAAP FINANCIAL MEASUREMENTS

The SEC adopted regulations that apply to any public disclosure or release of material information that includes a non-GAAP financial measure. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk contain certain non-GAAP financial measures. Non-GAAP financial measures are meant to provide additional information and insight regarding operating results and financial position of the business and in certain cases to provide financial information that is presented to rating agencies and other users of financial information. These measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. See footnotes below the tables for additional explanation of non-GAAP measurements.

Non-GAAP Reconciliations (dollars in millions)

	CIT	Predecessor CIT
	December 31,	December 31,
	2009	2008	2007

Owned and securitized assets (1)
Finance receivables	$34,865.8	$53,126.6	$53,761.0
Operating lease equipment, net	10,910.0	12,706.4	12,610.5
Financing and leasing assets held for sale	343.8	156.1	1,260.2
Equity and venture capital investments (included in Other assets)	168.6	265.8	165.8

Total financing and leasing portfolio assets	46,288.2	66,254.9	67,797.5
Securitized assets	851.5	1,568.8	5,630.7

Owned and securitized assets	$47,139.7	$67,823.7	$73,428.2

Earning assets (2)
Total financing and leasing portfolio assets	$46,288.2	$66,254.9	$67,797.5
Credit balances of factoring clients	(892.9)	(3,049.9)	(4,542.2)

Earning assets	$45,395.3	$63,205.0	$63,255.3

Total tangible capital(3)
Total common stockholders’ equity	$8,400.0	$5,138.0	$6,460.6
Other comprehensive income relating to derivative financial instruments	–	136.9	96.6
Unrealized gain (loss) on securitization investments	–	1.3	(7.8)
Goodwill and intangible assets	(464.5)	(698.6)	(1,152.5)

Tangible common stockholders’ equity	7,935.5	4,577.6	5,396.9
Junior subordinated notes and convertible debt	–	2,098.9	1,440.0
Preferred stock	–	2,986.3	500.0

Total tangible stockholders’ equity	$7,935.5	$9,662.8	$7,336.9

	Predecessor CIT
	December 31,
Total net revenues(4)	2009	2008	2007

Interest income	$2,358.3	$3,638.2	$4,238.1
Rental income on operating leases	1,899.5	1,965.3	1,990.9

Finance revenue	4,257.8	5,603.5	6,229.0
Interest expense	(2,659.4)	(3,139.1)	(3,417.0)
Depreciation on operating lease equipment	(1,141.8)	(1,145.2)	(1,172.3)

Net finance revenue	456.6	1,319.2	1,639.7
Other income(5)	(193.2)	598.9	1,599.4

Total net revenues	$263.4	$1,918.1	$3,239.1

	CIT		Predecessor CIT
	December 31,	FSA	December 31,
Non-accrual Loans After and Before Fresh Start Accounting	2009	Adjustments	2009

Corporate Finance
Non-accrual loans	$1,374.8	$851.3	$2,226.1
Total loans	12,150.3	3,057.5	15,207.8
Non-accrual loans as a percentage of total loans	11.31%		14.64%

Transportation Finance
Non-accrual loans	6.8	1.6	8.4
Total loans	1,853.0	371.8	2,224.8
Non-accrual loans as a percentage of total loans	0.37%		0.38%

Trade Finance
Non-accrual loans	90.5	6.8	97.3
Total loans	2,991.0	13.8	3,004.8
Non-accrual loans as a percentage of total loans	3.02%		3.24%

Vendor Finance
Non-accrual loans	102.2	193.7	295.9
Total loans	8,187.8	1,222.1	9,409.9
Non-accrual loans as a percentage of total loans	1.25%		3.14%

Consumer
Non-accrual loans	0.1	197.6	197.7
Total loans	9,683.7	1,654.8	11,338.5
Non-accrual loans as a percentage of total loans	0.00%		1.74%

Total
Non-accrual loans	1,574.4	1,251.0	2,825.4
Total loans	34,865.8	6,320.0	41,185.8
Non-accrual loans as a percentage of total loans	4.52%		6.86%

(1)

Owned and securitized assets are utilized in certain credit and expense ratios. Securitized assets are included in owned and securitized assets because CIT retains certain credit risk and related servicing.

(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(3)

Tangible capital is utilized in leverage ratios, consistent with rating agency measurements. Other Comprehensive Income/Loss and unrealized gains (losses) on securitization investments (both included as a separate component of equity) are excluded from the calculation, as these amounts are not necessarily indicative of amounts which will be realized.

(4)	Total net revenues are the combination of net finance revenues and other income.

(5)	Other income excludes valuation allowance for receivables held for sale.

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

  our liquidity risk and capital management, including our credit ratings, our liquidity plan, and the potential transactions designed to enhance our liquidity, our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking, our plans to enhance liquidity and capital,
  our credit risk management and credit quality,
  our asset/liability risk management,
  accretion and amortization of fresh start accounting adjustments, our funding, borrowing costs and net finance revenue,
  our capital, leverage and credit ratings,
  our operational risks, including success of build-out initiatives, acquisitions and divestitures, legal risks,
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

  capital markets liquidity,
  risks of and/or actual economic slowdown, downturn or recession, industry cycles and trends,
  uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks, estimates and assumptions used to fair value the balance sheet in accordance with fresh start accounting and actual variation between the estimated fair values and the realized values, adequacy of reserves for credit losses,
  risks inherent in changes in market interest rates and quality spreads, funding opportunities, deposit taking capabilities and borrowing costs, risks that the Credit Facility and Expansion Credit Facility will not provide the liquidity the Company is seeking due to material increases in customer drawdowns on outstanding commitments, risks that the restructuring of the Company’s capital structure did not result in sufficient additional capital or improved liquidity, risks that the Company will be unable to comply with the terms of the Written Agreement with the Reserve Bank or the Orders of the FDIC and UDFI, conditions and/or changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets, risks associated with the value and recoverability of leased equipment and lease residual values, application of fair value accounting in volatile markets,
  application of goodwill accounting in a recessionary economy, changes in laws or regulations governing our business and operations, changes in competitive factors,
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CIT Group Inc.:

In our opinion, the accompanying consolidated balance sheet presents fairly, in all material respects, the financial position of CIT Group Inc. and its subsidiaries (Successor CIT or the “Company”) at December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). The Company’s management is responsible for this financial statement, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on this financial statement and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatements and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statement included examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As described in Notes 1 and 2 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s pre-packaged plan of reorganization (the "reorganization plan") on December 8, 2009. Confirmation of the reorganization plan resulted in the discharge of certain claims against the Company that arose before November 1, 2009 and terminated all rights and interests of equity security holders as provided therein. The reorganization plan was substantially consummated on December 10, 2009, whereupon the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of December 31, 2009.

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

New York, New York
March 16, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CIT Group Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of CIT Group Inc. and its subsidiaries (Predecessor CIT or the “Company”) at December 31, 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

As described in Notes 1 and 2 to the consolidated financial statements, the Company filed a pre-packaged voluntary petition on November 1, 2009 with the United States Bankruptcy Court for the Southern District of New York under the provisions of Chapter 11 of the Bankruptcy Code. The pre-packaged plan of reorganization (the “reorganization plan”) was substantially consummated on December 10, 2009, whereupon the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

New York, New York
March 16, 2010

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in millions – except share data)

	Successor CIT	Predecessor CIT
	December 31,	December 31,
	2009	2008

Assets
Cash and due from banks	$1,289.5	$592.5
Deposits with banks, including restricted balances of $1,420.7 and
$2,102.5 at December 31, 2009 and December 31, 2008, respectively	8,536.4	7,773.3
Trading assets at fair value - derivatives	44.1	139.4
Investments - retained interests in securitizations	139.7	229.4
Assets held for sale	343.8	156.1
Loans (see Note 9 for amounts pledged)	34,865.8	53,126.6
Allowance for loan losses	–	(1,096.2)

Total loans, net of allowance for loan losses	34,865.8	52,030.4
Operating lease equipment, net (see Note 5 for amounts pledged)	10,910.0	12,706.4
Derivative counterparty assets at fair value	–	1,489.5
Goodwill and intangible assets, net	464.5	698.6
Other assets including advances associated with a lending facility structured as a total return swap of $1,094.5 and $1,492.6 at
December 31, 2009 and 2008, respectively	3,435.3	4,589.1
Assets of discontinued operation	–	44.2

Total Assets	$60,029.1	$80,448.9

Liabilities
Deposits	$5,218.6	$2,626.8
Trading liabilities at fair value - derivatives	41.9	127.4
Credit balances of factoring clients	892.9	3,049.9
Derivative counterparty liabilities at fair value	–	433.7
Other liabilities	2,211.3	2,291.3
Long-term borrowings, including $4,629.5 and $18,199.6 contractually due within twelve months at December 31, 2009 and December 31,
2008, respectively	43,263.0	63,750.7

Total Liabilities	51,627.7	72,279.8

Stockholders’ Equity
Predecessor CIT - Preferred stock: $0.01 par value, 100,000,000
authorized, 29,330,000 outstanding	–	2,986.3
Predecessor CIT - Common stock: $0.01 par value, 600,000,000
authorized, 395,068,272 issued, 388,740,428 outstanding	–	3.9
Predecessor CIT - paid-in capital	–	11,469.6
Predecessor CIT - accumulated deficit	–	(5,814.0)
Predecessor CIT - accumulated other comprehensive loss	–	(205.6)
Predecessor CIT - treasury stock, 6,327,844 shares, at cost	–	(315.9)
Successor CIT - Common stock: $0.01 par value, 600,000,000
authorized, 200,035,561 issued and outstanding	2.0	–
Successor CIT - paid-in capital	8,398.0	–

Total Common Stockholders’ Equity	8,400.0	5,138.0

Total Stockholders’ Equity	8,400.0	8,124.3
Noncontrolling Minority Interests	1.4	44.8

Total Equity	8,401.4	8,169.1

Total Liabilities and Equity	$60,029.1	$80,448.9

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Operation (dollars in millions - except per share data)

	Predecessor CIT

	Years Ended December 31,
	2009	2008	2007

Interest Income
Interest and fees on loans	$2,315.4	$3,454.0	$4,076.6
Interest and dividends on investments	42.9	184.2	161.5

Interest income	2,358.3	3,638.2	4,238.1

Interest Expense
Interest on deposits	(150.5)	(101.7)	(149.4)
Interest on short-term borrowings	–	(32.1)	(294.2)
Interest on long-term borrowings	(2,508.9)	(3,005.3)	(2,973.4)

Interest expense	(2,659.4)	(3,139.1)	(3,417.0)

Net interest revenue	(301.1)	499.1	821.1
Provision for credit losses	(2,660.8)	(1,049.2)	(241.8)

Net interest revenue, after credit provision	(2,961.9)	(550.1)	579.3

Other income
Rental income on operating leases	1,899.5	1,965.3	1,990.9
Other	(273.0)	495.0	1,576.9

Total other income	1,626.5	2,460.3	3,567.8

Total net revenue, net of interest expense
and credit provision	(1,335.4)	1,910.2	4,147.1

Other expenses
Depreciation on operating lease equipment	(1,141.8)	(1,145.2)	(1,172.3)
Goodwill and intangible assets impairment charges	(692.4)	(467.8)	(312.7)
Other	(933.5)	(1,373.5)	(1,566.1)

Total other expenses	(2,767.7)	(2,986.5)	(3,051.1)

(Loss) income from continuing operations before
reorganization items, fresh start
accounting adjustments and income taxes	(4,103.1)	(1,076.3)	1,096.0

Reorganization items	10,298.0	–	–
Fresh start accounting adjustments	(6,143.7)	–	–

Income (loss) from continuing operations before income taxes	51.2	(1,076.3)	1,096.0
Benefit (provision) for income taxes	132.1	444.4	(300.9)

Income (loss) from continuing operations	183.3	(631.9)	795.1

Discontinued Operation
Loss from discontinued operation before income taxes	–	(2,675.6)	(1,368.3)
Benefit for income taxes	–	509.2	495.3

Loss from discontinued operation	–	(2,166.4)	(873.0)

Income (loss) before preferred stock dividends	183.3	(2,798.3)	(77.9)
Preferred stock dividends	(188.1)	(64.7)	(30.0)

Net loss before attribution of
noncontrolling interests	(4.8)	(2,863.0)	(107.9)
Income (loss) attributable to
noncontrolling interests, after tax	1.0	(1.2)	(3.1)

Net loss attributable to common
stockholders	$(3.8)	$(2,864.2)	$(111.0)

Basic Earnings Per Common Share
data
Loss from continuing operations	$(0.01)	$(2.69)	$3.98
Loss from discontinued operation	–	(8.37)	(4.56)

Net loss attributable to common
shareholders	$(0.01)	$(11.06)	$(0.58)

Diluted Earnings Per Common Share
data
Loss from continuing operations	$(0.01)	$(2.69)	$3.93
Loss from discontinued operation	–	(8.37)	(4.50)

Net loss attributable to common
shareholders	$(0.01)	$(11.06)	$(0.57)

Average number of shares - basic
(thousands)	399,633	259,070	191,412
Average number of shares - diluted
(thousands)	399,633	259,070	193,927
Cash dividends per common share	$0.02	$0.55	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (dollars in millions)

					Accumulated Other Comprehensive Income / (Loss)		Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity
	Preferred Stock	Common Stock		Accumulated (Deficit) / Earnings		Treasury Stock
			Paid-in Capital

Predecessor CIT at December 31, 2006	$500.0	$2.1	$10,678.9	$(2,838.9)	$129.6	$(720.6)	$–	7,751.1

Net income before preferred stock dividends				(81.0)				(81.0)
Foreign currency translation adjustments					186.9			186.9
Change in fair values of derivatives qualifying as cash
flow hedges					(130.8)			(130.8)
Unrealized (loss) on available for sale equity and
securitization investments, net					(10.5)			(10.5)
Minimum pension liability adjustment					19.6			19.6

Total comprehensive loss								(15.8)

Adjustments to initially apply leveraged lease accounting charges and liabilities for uncertain tax position				0.1				0.1
Cash dividends – common			(191.9)					(191.9)
Cash dividends – preferred				(30.0)				(30.0)
Other							57.5	57.5
Stock repurchase agreement			(5.9)			(494.1)		(500.0)
Restricted stock expense			17.9					17.9
Stock option expense			24.3					24.3
Treasury stock purchased, at cost						(224.2)		(224.2)
Issuance of stock pursuant to forward equity
commitment agreement			(4.0)			12.0		8.0
Forward contract fees related to issuance of
mandatory convertible equity units			(23.7)					(23.7)
Exercise of stock option awards, including tax
benefits			(40.2)			182.9		142.7
Employee stock purchase plan participation			(1.5)			3.6		2.1

Predecessor CIT at December 31, 2007	500.0	2.1	10,453.9	(2,949.8)	194.8	(1,240.4)	57.5	7,018.1
Net income before preferred stock dividends				(2,799.5)				(2,799.5)
Foreign currency translation adjustments					(287.8)			(287.8)
Change in fair values of derivatives qualifying as cash
flow hedges					(40.3)			(40.3)
Unrealized (loss) on available for sale equity and
securitization investments, net					(9.2)			(9.2)
Minimum pension liability adjustment					(63.1)			(63.1)

Total comprehensive loss								(3,199.9)

Issuance of common stock		1.8	1,302.9					1,304.7
Issuance of Series C preferred stock	575.0		(17.0)					558.0
Issuance of Series D preferred stock and warrants	1,911.3		418.7					2,330.0
Equity unit conversion to common stock			(389.3)			703.4		314.1
Cash dividends – common			(135.2)					(135.2)
Cash dividends – preferred				(64.7)				(64.7)
Other							(12.7)	(12.7)
Issuance of treasury stock in connection with stock
repurchase agreement			(169.0)			207.3		38.3
Restricted stock expense						(4.7)		(4.7)
Stock option expense			21.4					21.4
Exercise of stock option awards, including tax
benefits			(0.1)			0.1		–
Employee stock purchase plan participation			(16.7)			18.4		1.7

Predecessor CIT at December 31, 2008	2,986.3	3.9	11,469.6	(5,814.0)	(205.6)	(315.9)	44.8	8,169.1

Designation of TARP warrant as a liability effective
January 1, 2009	136.8		(418.7)					(281.9)
Reclassification of TARP warrant from liability to
equity			211.2					211.2

Net income before preferred stock dividends				184.3			(1.0)	183.3
Foreign currency translation adjustments					73.8			73.8
Change in fair values of derivatives qualifying as cash
flow hedges					139.3			139.3
Unrealized loss on available for sale equity and
securitization investments, net					(1.0)			(1.0)
Minimum pension liability adjustment					55.4			55.4

Total comprehensive income								450.8

Cash dividends - common			(3.2)					(3.2)
Cash dividends - preferred				(144.2)				(144.2)
Amortization of discount on preferred stock - series D	43.9			(43.9)				–
Distribution of earnings							(10.9)	(10.9)
Restricted stock expense			10.0			(0.1)		9.9
Stock option expense			9.2					9.2
Issuance of common stock		0.1	7.5					7.6
Employee stock purchase plan participation, other			(9.2)			5.6		(3.6)
Reorganization and Fresh Start Accounting
Cancellation of Predecessor CIT preferred stock,
common stock and treasury stock	(3,167.0)	(4.0)				310.4		(2,860.6)
Elimination of Predecessor CIT accumulated deficit
and accumulated other comprehensive loss			(11,276.4)	5,817.8	(61.9)	–	(31.5)	(5,552.0)

Predecessor CIT at December 31, 2009	–	–	–	–	–	–	1.4	1.4

Issuance of new equity in connection with emergence
from Chapter 11	–	2.0	8,398.0	–	–	–	–	8,400.0

Successor CIT at December 31, 2009	$–	$2.0	$8,398.0	$–	$–	$–	$1.4	$8,401.4

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (dollars in million)

	Predecessor CIT

	Years Ended December 31,
	2009	2008	2007

Cash Flows From Operations
Income (loss) before preferred stock dividends	$184.3	$(2,799.5)	$(81.0)
Adjustments to reconcile net income to net cash flows from operations:
Depreciation, amortization and accretion	1,423.3	1,407.8	1,280.8
Loss (Gains) on equipment, receivable and investment sales	429.3	(179.3)	(533.9)
Valuation allowance for receivables held for sale	79.8	126.9	22.5
Warrant fair value adjustment	(70.6)	–	–
(Gain) loss on debt and debt-related derivative extinguishments	(207.2)	(73.5)	139.3
Goodwill and intangible asset Impairment charges	692.4	467.8	312.7
Provision for credit losses – continuing operations	2,660.8	1,049.2	241.8
Benefit for deferred income taxes	(115.9)	(985.5)	(290.2)
Share-based compensation amortization	–	–	42.2
Decrease in finance receivables held for sale	24.6	69.2	224.6
Decrease (increase) in other assets	91.3	1,225.4	(1,160.1)
Increase (decrease) in accrued liabilities and payables	1,035.9	(2,612.4)	529.4
Loss on disposition of discontinued operation, net of tax	–	1,916.2	–
Provision for credit losses – discontinued operation	–	608.6	352.0
Valuation allowance for discontinued operation receivables held for sale	–	–	1,248.9
Reorganization:	–
Fresh start adjustments	6,143.7	–	–
Gain on debt reorganization	(10,432.0)	–	–
Other reorganization items – net	134.0	–	–

Net cash flows provided by operations	2,073.7	220.9	2,329.0

Cash Flows From Investing Activities
Finance receivables extended and purchased	(27,508.6)	(58,500.0)	(77,636.3)
Principal collections of finance receivables and investments	33,059.0	53,348.1	65,166.5
Proceeds from asset and receivable sales	2,087.2	5,417.8	8,457.6
Purchases of assets to be leased and other equipment	(3,102.4)	(2,611.6)	(2,865.2)
Acquisitions, net of cash acquired	–	–	(3,989.2)
Net decrease (increase) in short-term factoring receivables	708.2	(333.3)	112.9
Net proceeds from sale of discontinued operation	44.2	1,555.6	–

Net cash flows provided by (used for) investing activities	5,287.6	(1,123.4)	(10,753.7)

Cash Flows From Financing Activities
Net decrease in commercial paper	–	(2,822.2)	(2,542.7)
Proceeds from the issuance of term debt	12,574.3	19,083.5	24,176.4
Repayments of term debt	(20,133.3)	(19,334.0)	(10,717.2)
Net increase in deposits	2,460.4	11.2	346.2
Net repayments of non-recourse leveraged lease debt	(41.1)	(24.9)	(234.4)
Collection of security deposits and maintenance funds	842.8	2,113.3	1,580.2
Repayment of security deposits and maintenance funds	(774.9)	(2,198.9)	(1,353.3)
Proceeds from the issuance of preferred stock	–	2,888.0	–
Proceeds from the issuance of common stock	7.6	1,304.7	–
Treasury stock repurchases	–	–	(718.3)
Treasury stock issuances	5.5	38.3	198.5
Cash dividends paid	(91.3)	(199.9)	(221.9)
Excess tax benefit related to share-based compensation	–	–	10.3
Other	(69.4)	(6.4)	(65.4)

Net cash flows (used in) provided by financing activities	(5,219.4)	852.7	10,458.4

Net increase (decrease) in cash and cash equivalents	2,141.9	(49.8)	2,033.7
Unrestricted cash and cash equivalents, beginning of period	6,263.3	6,313.1	4,279.4

Unrestricted cash and cash equivalents, end of period	$8,405.2	$6,263.3	$6,313.1

Supplementary Cash Flow Disclosure
Interest paid	$2,816.1	$3,216.5	$3,079.8
Federal, foreign, state and local income taxes (collected) paid, net	$(124.8)	$(6.0)	$199.0
Supplementary Non Cash Flow Disclosure
Net transfer of finance receivables from held for investment to held for sale	$466.7	$(1,357.0)	$1,390.3
Vendor receivables previously off balance sheet and brought on-balance sheet	$454.4	–	–
Vendor related debt previously off balance sheet and brought on-balance sheet	$454.4	–	–

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of CIT Group Inc., a Delaware Corporation, and its majority owned subsidiaries and variable interest entities (VIEs) where the Company is the primary beneficiary. The Company is a bank holding company and provides commercial financing and leasing products and other services to clients in the small and middle markets in a wide variety of industries. The Company became a bank holding company (BHC) on December 22, 2008, and is regulated by the Board of Governors of the Federal Reserve System (FRS) under the U.S. Bank Holding Company Act of 1956 (BHC Act). CIT operates primarily in North America, with locations in Europe, Latin America and the Asia-Pacific region.

Basis of Presentation

On November 1, 2009, CIT Group Inc. ("Predecessor CIT") and CIT Group Funding Company of Delaware LLC (“Delaware Funding” and together with Predecessor CIT, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). As a result of the Debtors’ emergence from bankruptcy and implementation of the Modified Second Amended Prepackaged Reorganization Plan of Debtors (the “Plan”) on December 10, 2009 (the “Emergence Date”), CIT Group Inc. (“Successor CIT”) became a new reporting entity for financial reporting purposes, with a new basis in its identifiable assets and liabilities assumed, a new capital structure and no retained earnings or accumulated losses. Accordingly, the consolidated financial statements of Predecessor CIT are presented separately from the consolidated balance sheet of Successor CIT.

As detailed in Note 2, the consolidated financial statements include the effects of adopting fresh start accounting upon emergence from bankruptcy, as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). In applying fresh start accounting, the fair value of assets, liabilities and equity were derived by applying market information at the Emergence Date to account balances at December 31, 2009, unless (i) those account balances were originated subsequent to December 10, 2009, in which case fair values were assigned based upon their origination value or (ii) the basis of accounting applicable to the balances was fair value, in which instance fair value was determined using market information at December 31, 2009. Management evaluated events between December 10, 2009 and December 31, 2009 and concluded the use of an accounting convenience date of December 31, 2009 was appropriate based upon the immateriality of such activity. As such, fresh start accounting is reflected in the Consolidated Balance Sheet as of December 31, 2009; fresh start adjustments related thereto are included in the Statement of Operations for the year ended December 31, 2009. There is no Consolidated Statement of Operation for the period between December 10, 2009 and December 31, 2009. Accretion and amortization of certain fresh start accounting adjustments will begin in 2010. The consolidated balance sheet at December 31, 2008 and the consolidated statements of operation, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 include financial information applicable to Predecessor CIT. Therefore, the consolidated balance sheet at December 31, 2009 is not comparable to the consolidated balance sheet at December 31, 2008. The historical financial statements of Predecessor CIT will continue to be presented separately from Successor CIT results in future filings with the Securities and Exchange Commission.

The terms “CIT” and “Company”, when used with respect to the period commencing after emergence, are references to Successor CIT and when used in this report with respect to the periods prior to emergence from bankruptcy, are references to Predecessor CIT. These references include the subsidiaries of Successor CIT or Predecessor CIT, unless otherwise indicated or the context requires otherwise.

In preparing the consolidated financial statements, all significant inter-company accounts and transactions have been eliminated. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements. The Company accounts for investments in companies for which it owns a voting interest of 20 percent to 50 percent and for which it has the ability to exercise significant influence over operations and financial decisions using the equity method of accounting. These investments are included in Other assets and the Company’s proportionate share of net income or loss is included in other income.

The accounting and financial reporting policies of CIT Group Inc. conform to U.S. GAAP, and the preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Some of the more significant estimates include: fair value determination in conjunction with fresh start accounting; reorganization valuation; valuation of deferred tax assets; lease residual values and depreciation of operating lease equipment; and reserve for credit losses. Actual results could differ from those estimates and assumptions. Additionally, where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

Significant Accounting Policies

Reorganization Activities

The Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on November 1, 2009. Accounting Standards Codification (ASC) 852, Reorganizations, which provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code, requires that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, effective November 1, 2009 (the Filing Date) revenues, expenses, and realized gains and losses that were directly associated with the reorganization of Predecessor CIT’s business have been reported separately as reorganization items in the statement of operations. In addition, cash provided by or used for reorganization items is disclosed separately in the consolidated statement of cash flows.

Fresh Start Accounting

The Company adopted fresh start accounting in accordance with the provisions of ASC 852, Reorganizations. The adoption of fresh start accounting had a material effect on the consolidated financial statements as of December 31, 2009 and the accretion and amortization of such fresh start adjustments are expected to have a material impact on the Consolidated Statements of Operation and cash flows for periods subsequent to December 31, 2009. See Note 2 for additional information.

Financing and Leasing Assets

CIT extends credit to customers through a variety of financing arrangements including term and revolver loans, lease financing and operating leases. The amounts outstanding on loans, direct financing and leveraged leases are referred to as finance receivables and are included in Loans on the consolidated balance sheet; these finance receivables, when combined with finance receivables held for sale and the net book value of operating lease equipment, are referred to as financing and leasing assets.

As a result of adopting fresh start accounting, finance receivables held-for-investment (HFI), assets held for sale and operating lease equipment are recorded at fair value at December 31, 2009. Loans with publicly available market information were valued based upon such market data. Finance receivables without publicly available market data were valued by applying a discount rate to each asset’s expected cash flows. To determine the discount rate, loans and lease receivables were first aggregated into logical groupings based on the nature and structure of the lending arrangement and the borrowers’ business characteristics, geographic location and credit quality; an aggregate level discount rate was then derived for each loan grouping based on a risk free index rate plus a spread for credit risk, duration, liquidity and other factors as determined by management. Where appropriate at the individual loan or lease receivable level, additional adjustments were made to the discount rate based on the borrower’s industry. The resultant discount on the finance receivables balance includes accretable and non-accretable components. The accretable fair value discount will be recognized under the effective interest method as a yield adjustment to each asset over its respective remaining life and included in Interest Income. The non-accretable fair value discount, which represents the contractually required payments receivable in excess of the amount of cash flows expected to be collected for loans with evidence of credit impairment, will either be reclassified to accretable discount should the loan’s expected cash flows improve, or included in the ultimate determination of gain or loss upon loan disposition.

Loans and lease receivables are classified as HFI if management has the intent and ability to hold the receivables for the foreseeable future or until maturity. The fair value assigned to finance receivables HFI in fresh start accounting established their new cost basis. Subsequent to fresh start accounting, described above, loans classified as HFI are recorded at amortized cost. Direct financing leases classified as HFI are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. In leveraged lease agreements, a major portion of the funding is provided by third party lenders on a non-recourse basis, with CIT providing the balance and acquiring title to the property. Management performs periodic reviews of estimated residual values, with other than temporary impairment recognized in current period earnings. Operating lease equipment purchased prior to emergence is recorded at estimated fair value. Operating lease equipment purchased after December 31, 2009 will be carried at cost less accumulated depreciation. The equipment is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans is recorded at the lower of carrying value or estimated fair value, less costs to sell.

Loans and lease receivables designated for sale, off-balance sheet securitization or syndication are classified as assets held for sale and are carried at lower of cost or fair value. The amount by which costs exceeds fair value is recorded as a valuation allowance. Loans transferred from the held-for-sale classification to the held-for-investment classification are transferred at the lower of cost or market on the transfer date, which coincides with the date of change in management’s intent. The difference between the carrying value of the loan and the fair value, if lower, is reflected as a loan discount at the transfer date, which reduces its carrying value. Subsequent to the transfer, the discount is accreted into earnings as an increase to finance revenue over the life of the loan using the interest method.

In the operating lease portfolio, maintenance costs incurred that exceed maintenance funds collected for commercial aircraft are expensed if they do not provide a future economic benefit and do not extend the useful life of the aircraft. Such costs may include costs of routine aircraft operation and costs of maintenance and spare parts incurred in connection with re-leasing an aircraft and during the transition between leases. For such maintenance costs that are not capitalized, a charge is recorded in general operating expense at the time the costs are incurred. Income recognition related to maintenance funds collected is deferred to the extent management estimates costs will be incurred by subsequent lessees performing scheduled maintenance. Upon the disposition of an aircraft, any excess maintenance funds that exist are recognized as income.

Revenue Recognition

Interest income on loans and direct financing leases is recognized using the effective interest method or on a basis approximating a level rate of return over the life of the asset. Leveraged lease revenue is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which there is a positive investment in the transaction, net of related deferred tax liabilities. As discussed in Note 2, effective January 1, 2010, interest income is expected to include a component of accretion of the fair value discount on loans and lease receivables recorded in connection with fresh start accounting. Rental revenue on operating leases is recognized on a straight line basis over the lease term and is included in Other Income.

The recognition of interest revenue (including accretion) on commercial loans and finance receivables is generally suspended and an account is placed on non-accrual status when, in the opinion of management, full collection of all principal and interest due is doubtful. To the extent the estimated fair value of collateral does not satisfy both the principal and accrued interest outstanding, accrued but uncollected interest at the date an account is placed on non-accrual status is reversed and charged against revenue. Subsequent interest received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status. The recognition of interest revenue (including accretion) on consumer loans and certain small ticket commercial loans and lease receivables is suspended and all previously accrued but uncollected revenue is reversed, when payment of principal and/or interest is contractually delinquent for 90 days or more.

Allowance for Credit Losses on Finance Receivables

The reserve for credit losses is intended to provide for losses inherent in the loan and lease receivables portfolio and is periodically reviewed for adequacy considering credit quality indicators, including expected and historical losses and levels of and trends in past due loans, non-performing assets and impaired loans, collateral values and economic conditions.

As a result of fresh start accounting, the allowance for loan losses balance at December 31, 2009 was eliminated and, together with fair value adjustments to loans and lease receivables, effectively re-characterized as either non-accretable or accretable discount. The non-accretable component represents contractually required payments receivable in excess of the amount of cash flows expected to be collected for loans with evidence of credit impairment. The accretable fair value discount will be recognized in accordance with the effective interest method as a yield adjustment to loans and capital leases over remaining lives and reflected in interest income. The allowance for credit losses on finance receivables for Successor CIT will reflect estimated amounts for loans originated subsequent to the Emergence Date, and will also include additional amounts required on loans that were on the balance sheet at the Emergence Date for changes in circumstances subsequent to that date. The reserve for credit losses on finance receivables originated as of or subsequent to emergence is determined based on three key components: (1) specific reserves for loans that are impaired, based upon the value of underlying collateral or projected cash flows, (2) reserves for estimated losses incurred in the portfolio based upon historical and projected charge-offs and (3) reserves for estimated losses incurred in the portfolio based upon economic risks, industry and geographic concentrations and other factors.

With respect to assets transferred to held for investment from held for sale, a reserve for credit losses is recognized to the extent estimated inherent losses exceed the remaining discount.

Impaired Finance Receivables

Impaired finance receivables (including loans or capital leases) of $500 thousand or greater that are placed on non-accrual status are subject to periodic individual review by CIT’s Asset Quality Review Committee (“AQR”). The AQR, which is comprised of members of senior management, reviews overall portfolio performance, as well as individual accounts meeting certain credit risk grading parameters. Excluded from impaired finance receivables are: 1) small ticket leasing and other homogeneous pools of loans, which are subject to automatic charge-off procedures, and 2) short-term factoring customer finance receivables, generally having terms up to 30 days.

Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. Impairment is measured as the shortfall between estimated value and recorded investment in the finance receivable, with the estimated value determined using fair value of collateral and other cash flows if the finance receivable is collateralized, or the present value of expected future cash flows discounted at the contract’s effective interest rate.

Charge-off of Finance Receivables

Charge-offs on commercial loans are taken, usually net of specific allowances for losses, after considering such factors as the borrower’s financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers) and the status of collection activities. Such charge-offs are deducted from the carrying value of the related finance receivables. Charge-offs on consumer and certain small ticket commercial finance receivables are recorded beginning at 180 days of contractual delinquency. Collections on accounts previously charged off are recorded as recoveries.

With the adoption of fresh start accounting, near-term charge-off levels may be lower because charge-offs on loans with discount as of the Emergence Date will first be allocated to the respective loan’s non-accretable discount. To the extent a charge-off amount exceeds such discount the difference will be reported as a charge-off. Charge-offs on loans originated subsequent to emergence will be reflected in the provision for loan losses.

Retained Interests in Securitizations

Pools of assets are originated and sold to special purpose entities which, in turn, issue debt securities backed by the asset pools or sell individual interests in the assets to investors. CIT retains the servicing rights and participates in certain cash flows. For transactions meeting sale accounting criteria, the present value of expected net cash flows (after payment of principal and interest to certificate and/or note holders, fees, expenses and credit-related disbursements) that exceeds the estimated cost of servicing is recorded at the time of sale as a “retained interest”. Retained interests in securitized assets are classified as available-for-sale securities and accounted for at fair value based on a variety of financial assumptions, including loan pool credit losses, prepayment speeds and discount rates. These assumptions are supported by historical experience, market trends and anticipated performance relative to the particular assets securitized. Subsequent to recording of retained interests, estimated cash flows underlying retained interests are periodically updated based upon current information and events that a market participant would use in determining the current fair value of the retained interest. If the analysis indicates that an adverse change in estimated cash flows has occurred, an “other-than temporary” impairment is recorded and included in net income as a write down of retained interests to estimated fair value. Unrealized gains are not credited to earnings, but are reflected in stockholders’ equity in other comprehensive income.

Servicing assets or liabilities are established when the fees for servicing securitized assets are more or less than adequate compensation for the servicing. Securitization transactions generally do not result in servicing assets or liabilities, as typically the contractual fees are adequate compensation in relation to the associated servicing costs. Servicing assets or liabilities, if any, are recorded at fair value and recognized in earnings over the servicing period and are periodically evaluated for impairment.

In February 2005, CIT acquired Education Lending Group, Inc., a specialty finance company principally engaged in providing education loans (primarily U.S. government guaranteed), products and services to students, parents, schools and alumni associations. This business was largely funded with “Education Loan Backed Notes”. The assets related to these borrowings are owned by a special purpose entity that is consolidated in the financial statements, and the creditors of that special purpose entity have received ownership and, or, security interests in the assets. CIT retains certain call features with respect to these borrowings. The transactions do not meet the requirements for sales treatment and are recorded as secured borrowings in the Consolidated Balance Sheet as Loans and Long-term borrowings. Certain cash balances, included in cash and cash equivalents are restricted in conjunction with securitization borrowings.

Since 2007, the Company funded a portion of business in the asset-backed markets with on-balance sheet financings secured by factoring receivables, commercial loans, equipment and leases. Similar to the student loan facilities, these transactions do not meet accounting requirements for sales treatment and are reflected in the Consolidated Balance Sheet as Loans and Long-term borrowings.

Derivative Financial Instruments

Following the Company’s loss of investment grade ratings early in 2009, certain derivatives were terminated. With the announcement of management’s reorganization plan, further derivative terminations occurred. While some of these derivatives hedged foreign currency denominated debt which was redenominated to U.S. dollars as part of the plan of reorganization, other terminations included positions that economically hedged investments in foreign subsidiaries or were required to better match the mix of assets to debt. The contractual terms of current derivative counterparty arrangements generally require collateralization.

As a result of adopting fresh start accounting, CIT eliminated all unrealized gains and losses that were recorded in other comprehensive income relating to the effective portion of cash flow hedges at December 31, 2009.

Subsequent to emergence, we continue to manage economic risk and exposure to interest rate, foreign currency and, in limited instances, credit risk, through derivative transactions in over-the-counter markets with other financial institutions. The Company continues to reassess its hedge requirements while reestablishing counterparty relationships to facilitate placement of required hedges where economically appropriate.

Upon executing a derivative contract, the Company designates the derivative as either a qualifying hedge or non-qualifying hedge. The designation may change based upon management’s reassessment of circumstances. Derivatives utilized by the Company include swaps and forward settlement contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Financial forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. The Company may also utilize credit derivatives to manage credit risk associated with its loan portfolio.

Derivative instruments are recognized in the balance sheet at fair value as derivative counterparty assets or liabilities for those qualifying as hedges. Derivatives that do not qualify for hedge accounting are recognized in the balance sheet as trading assets or liabilities.

The fair value of the derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a gross-by-counterparty basis in the consolidated statements of financial condition.

CIT is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative. We manage this credit risk by requiring that all derivative transactions be conducted initially with counterparties rated investment grade by nationally recognized rating agencies, and by setting limits on the exposure with any individual counterparty.

Goodwill and Other Identified Intangibles

Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to evaluate the value of goodwill.

Long-Lived Assets

A review for impairment of long-lived assets, such as operating lease equipment, is performed at least annually or when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If an asset is impaired, the impairment is the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is based upon discounted cash flow analysis and available market data. Current lease rentals, as well as relevant and available market information (including third party sales for similar equipment, and published appraisal data), is considered both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. Depreciation expense is adjusted when projected fair value at the end of the lease term is below the projected book value at the end of the lease term. Assets to be disposed of are reported at the lower of the carrying amount or fair value less disposal costs.

Other Assets

Assets received in satisfaction of loans are carried at the lower of carrying value or estimated fair value less selling costs, with write-downs of the pre-existing receivable reflected in the provision for credit losses. Additional impairment charges, if any, would be recorded in Other Income.

Realized and unrealized gains (losses) on marketable equity securities are recognized in earnings. Unrealized gains and losses, representing the difference between carrying value and estimated current fair market value, for other debt and equity securities are recorded in other accumulated comprehensive income.

Investments in joint ventures are accounted for using the equity method, and the investment balance is carried at cost and adjusted for the proportionate share of undistributed earnings or losses. Unrealized intercompany profits and losses are eliminated until realized, as if the joint venture were consolidated.

Fair Value Measurements

Adoption of fresh start accounting at emergence required that all assets and liabilities, other than deferred taxes, be stated at fair value.

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy described below:

–

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain other securities that are highly liquid and are actively traded in over-the-counter markets;

–

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

–	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using valuation models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes retained residual interests in securitizations, highly structured or long-term derivative contracts and collateralized loan obligations (CLO) where independent pricing information cannot be obtained for a significant portion of the underlying assets or liabilities. In fresh start accounting, Level 3 inputs were used to mark substantially all the finance receivables to fair value. Historically, the finance receivables were carried at cost basis and not marked to market.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future taxation of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the relevant facts and circumstances, it is more likely than not that some or all of the deferred tax assets will not be realized. ASC 740 liabilities and tax reserves reflect open tax return positions, tax assessments received and, tax law changes. ASC 740 liabilities, tax reserves, and third party indemnifications are included in current taxes payable, which is reflected in accrued liabilities and payables.

Other Comprehensive Income/Loss

In conjunction with the reorganization and adoption of fresh start accounting, existing balances in equity in Other Comprehensive Income/Loss were eliminated at December 31, 2009.

Other Comprehensive Income/Loss includes unrealized gains on securitization retained interests and other available-for-sale investments, foreign currency translation adjustments for both net investment in foreign operations and related derivatives designated as hedges of such investments, the changes in fair values of derivative instruments designated as hedges of future cash flows and certain pension and postretirement benefit obligations, all net of tax.

Foreign Currency Translation

At December 31, 2009 all cumulative translation adjustments were written off as part of the elimination of Other Comprehensive Income/Loss

In addition to our operations in the U.S., we have operations in Canada, Europe and several other countries and continents. The functional currency for foreign operations is generally the local currency. The value of assets and liabilities of these operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in accumulated other comprehensive income. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in earnings.

Other Income

Other income is recognized in accordance with relevant authoritative pronouncements and includes the following: (1) rental income on operating leases, (2) factoring commissions, (3) commitment, facility, letters of credit, advisory and syndication fees, (4) servicing fees, including servicing of securitized loans, (5) gains and losses from sales of leasing equipment and sales and syndications of finance receivables, (6) gains from and fees related to securitizations including accretion related to retained interests (net of impairment), (7) equity in earnings of joint ventures and unconsolidated subsidiaries, (8) gains and losses related to certain derivative transactions, and (9) changes in the valuation allowance for assets held for sale.

Other Expenses

Other expenses include (1) depreciation on operating lease equipment, (2) salaries and general operating expenses, (3) provision for severance and facilities exiting activities, (4) goodwill and intangible assets impairment charges, and (5) gains and losses on debt and debt-related derivative extinguishments.

Pension and Other Postretirement Benefits

CIT has both funded and unfunded noncontributory defined benefit pension and postretirement plans covering certain U.S. and non-U.S. employees, each of which is designed in accordance with the practices and regulations in the related countries. Recognition of the funded status of a benefit plan, which is measured as the difference between plan assets at fair value and the benefit obligation, is included in the balance sheet. The Company recognizes as a component of Other Comprehensive Income, net of tax, the net actuarial gains or losses and prior service cost or credit that arise during the period but are not recognized as components of net periodic benefit cost.

Previous unrecognized net actuarial losses and prior service costs, which were recorded in Other Comprehensive Income/Loss, were eliminated in fresh start accounting.

Earnings per Share

Predecessor CIT Common Stock (and related options and restricted shares) was cancelled upon emergence from bankruptcy on December 10, 2009 and 200 million shares of new common stock were issued.

The net loss per share for the year ended December 31, 2009 was based upon a weighted average predecessor common shares outstanding for the full 2009 period.

Prior to the adoption of fresh start accounting, basic and diluted earnings per share were presented on the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the same method for the numerator as basic EPS, but the denominator includes the weighted-average number of common shares outstanding for the period plus the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price. In periods that include discontinued operations, results from continuing operations are used. In periods when earnings from continuing operations is positive and results after discontinued operations is negative, the use of dilutive shares can have an anti-dilutive effect, as was the case of 2007. See Note 15 – Earnings per Share for further details.

Stock-Based Compensation

As a result of the adoption of fresh start accounting, all unrecognized compensation expense related to option plans of Predecessor CIT were accelerated and recorded as reorganization expenses for the year ended December 31, 2009.

Salaries and general operating expenses include compensation expense related to Predecessor employee stock option plans and employee stock purchase plans. The Company utilized the modified prospective transition method and compensation expense is recognized over the vesting period (requisite service period), generally three years, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award.

Upon effectiveness of the Reorganization Plan, the Company adopted new compensation programs with Bankruptcy Court approval.

Accounting for Costs Associated with Exit or Disposal Activities

A liability for costs associated with exit or disposal activities, other than in a business combination, is recognized when the liability is incurred. The liability is measured at fair value, with adjustments for changes in estimated cash flows recognized in earnings.

Consolidated Statements of Cash Flows

As a result of adopting fresh start accounting, the consolidated statement of cash flows for the year ended December 31, 2009 presents reorganization gains and losses associated with the extinguishment of certain contracts and long-term borrowings under the Reorganization Plan.

Cash and cash equivalents includes cash and interest-bearing deposits, which generally represent overnight money market investments of excess cash maintained for liquidity purposes. The Company maintains cash balances principally at financial institutions located in the U.S. and Canada. The balances are not insured. Cash and cash equivalents also include amounts at CIT Bank, a Utah state bank, which are only available for the bank’s funding and investment requirements. Cash inflows and outflows from deposits and most factoring receivables are presented on a net basis in the Statements of Cash Flows, as their original term is generally less than 90 days.

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

Discontinued Operation

In June 2008, management agreed to sell the Company’s home lending business, including home mortgage and manufactured housing portfolios and related servicing operations. The sale of assets and the assignment of liabilities were completed in early July 2008 with the receipt of $1.7 billion of cash consideration. The final consideration of approximately $44 million was received upon the transfer of servicing in February 2009.

Discontinued Operation Income Statement Years Ended December 31, (dollars in millions)

	2008	2007
Net interest revenue	$101.0	$380.6
Other income	29.4	(19.3)
Valuation allowance for receivables held for sale	(23.0)	(1,248.9)
Provision for credit losses	(608.6)	(352.0)
Salaries and general operating expenses	(51.0)	(128.7)

Pretax (loss) from discontinued operation	(552.2)	(1,368.3)
(Loss) from sale of discontinued operation before income taxes	(2,123.4)	–
Income tax benefit	509.2	495.3

Net (loss) from discontinued operation	$(2,166.4)	$(873.0)

Out of Period Adjustments

During 2008, management corrected errors applicable to prior periods. These adjustments aggregated $100.1 million (pretax). The two principal components included:

1)	An adjustment of $32.7 million was recorded in the first quarter of 2008, to correct an overstatement of the carrying value of a $720 million retained interest in Vendor Finance receivables. The 2007 fourth quarter sale of the Company’s 30% interest in the U.S. based Dell Financial Services Joint Venture caused a repricing of the debt in a related Dell securitization vehicle. The gain recorded in 2007 was $247 million.

2)	Various adjustments applicable to prior years aggregating $68.8 million were recorded in 2008 to correct errors not identified in previously unreconciled accounts. The adjustments predominately arose out of our Vendor Finance European hub located in Dublin, Ireland where business acquisitions made during 2004 and 2007 were not properly integrated into then existing processes and systems. In 2008, management undertook a rigorous program to identify and account for all reconciliation items, and to improve transaction processes and systems. The $68.8 million was principally related to years 2004, 2005 and 2006. The adjustments were recorded in 2008 results and affected several lines on the consolidated 2008 income statement, most notably a $7.6 million reduction to interest income, $15.8 million decrease to other income, $32.7 million increase to non-operating expenses and $12.7 million increase to goodwill and impairment charges.

In accordance with the Company’s policy, which is based on the principles of Staff Accounting Bulletin (SAB) 99 and SAB 108, management concluded, with the agreement of its Audit Committee, that the adjustments were not individually or in the aggregate material to the 2008 consolidated financial statements or to any of the preceding year consolidated financial statements as reported.

Accounting for TARP Warrant Liability

Effective January 1, 2009, the Company prospectively adopted the FASB’s requirements for Contracts in an Entity’s Own Equity. Upon adoption of these requirements, management determined the warrant issued to the U.S. Treasury in conjunction with the Trouble Asset Relief Program (TARP) no longer qualified as equity and should be accounted for as a derivative liability. As a result, the Company classified $281.9 million of amounts recorded in Paid-in Capital at January 1, 2009 to Other liabilities. On May 12, 2009, upon shareholder approval of the issuance of common stock related to the potential exercise of the warrant by the Treasury, the liability was reclassified to permanent equity in the amount of $211.2 million. The decline in the fair value of the warrant between January 1, 2009 and May 12, 2009 totaled $70.6 million reflected the decline in the Company’s stock price. The $2.3 billion TARP investment was cancelled in the Plan of Reorganization in exchange for contingent value rights (CVRs). The CVRs expired without any value on February 8, 2010. The Treasury Department has not yet issued regulations regarding the impact of a discharge in bankruptcy on our obligations under the TARP Capital Purchase Program.

Reclassifications

Certain amounts reported in the prior year have been reclassified to conform with the current year presentation.

New Accounting Pronouncements

In June 2009, the FASB issued amended requirements relating to the Consolidation of Variable Interest Entities, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar rights, should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This new guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. These new requirements will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company adopted these new requirements effective January 1, 2010, which resulted in the Company bringing securitized assets at their carrying amounts and associated secured debt on balance sheet.

In June 2009, the FASB issued new requirements relating to the Accounting for Transfers of Financial Assets. This new guidance will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. These requirements will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company adopted these new requirements effective January 1, 2010. The adoption of this guidance will result in more stringent conditions for reporting transfers of financial assets as sales.

NOTE 2 – FRESH START ACCOUNTING

Upon emergence from bankruptcy on December 10, 2009, CIT determined that fresh start accounting was required as both (i) the Company’s reorganization value was less than total post-petition liabilities, and (ii) a change of control occurred as holders of Predecessor CIT voting shares before the filing and confirmation did not receive Successor Common Stock. Accordingly, the Company adjusted the historical carrying values of its assets and liabilities, other than deferred taxes, to fair value and simultaneously determined the fair value of its equity (“reorganization equity value”). In processing these fair value adjustments, the Company selected a Convenience Date of December 31, 2009. As a result, fresh start accounting adjustments are reflected in the balance sheet at December 31, 2009 and in the statement of operations for the year ended December 31, 2009. There is no statement of operations for the period between December 10 and December 31, 2009 and accretion and amortization of fresh start accounting adjustments will begin in 2010.

In applying fresh start accounting, management performed a two-step valuation process. First, the Company re-measured all tangible and intangible assets and all liabilities, other than deferred taxes, at fair value. Deferred tax values were determined in conformity with accounting requirements for income taxes. The resulting net asset value totaled $8.2 billion. Second, management separately calculated a reorganization equity value of $8.4 billion by applying generally accepted valuation methodologies. The excess of reorganization equity value over the fair value of net assets of $239 million was recorded as goodwill.

Reorganization equity value represents the Company’s estimate of the amount a willing buyer would pay for CIT’s net assets immediately after the reorganization. This amount was determined by CIT management with assistance from an independent financial advisor, who developed the reorganization equity value using a combination of three measurement methodologies. First, expected future free cash flows of the business, after emergence from Chapter 11, were discounted at rates reflecting perceived business and financial risks (the discounted cash flows or “DCF”). Second, market book value multiples for peer companies were compiled. Third, book value multiples in recent merger and/or acquisition transactions for companies in similar industries were also compiled. The three results were combined to arrive at the final equity valuation.

The basis for the DCF were our five year financial projections and a growth model to determine a terminal value. The five-year projections included an assumption of a 3% annual growth rate, changes in cash flows associated with reorganization initiatives, anticipated changes in market conditions, anticipated gains and losses on asset sales, as well as other factors. A discount rate of 14.5% was assumed. The discount rate was based on a cost of equity model utilizing an equity risk and size premium based on an analysis of peer data. The DCF method is the sum of the present values of free cash flows equal to net income plus depreciation and amortization, deferred fees on new loans originated, and a minimum required capital level. A minimum capital level of 13.0% to 15.0% percent was assumed. These cash flows also include the present value of the terminal value to arrive at an implied equity value.

The public company methodology identified publicly traded companies whose businesses and operating characteristics were similar to those of CIT as a whole, or similar to significant portions of CIT’s operations, and comparable in size. Operating metrics including return on assets, return on equity, total assets and net income for each of the companies were analyzed. Management then developed a range of valuation multiples to apply to the projections to derive a range of implied equity values. The book equity multiples ranged from 0.2 to 1.7.

The merged and acquired company method identified recent transactions in CIT’s industry in the U.S. and Europe. Implied equity value, trailing twelve month revenues, net income and equity capitalization as a multiple of book equity were analyzed. A range of valuation multiples was calculated and applied to the projections to derive a range of implied equity values. The book equity multiples ranged from 0.6 to 2.2.

The final reorganization equity value was a weighted average of the DCF (50% weighting), the public company (35% weighting) and the merged and acquired company methods (15% weighting). Depending on the growth rate and cost of equity rates selected for the DCF calculation, the equity value ranged from $7.2 billion to $9.7 billion. The equity value using the market approaches ranged from $6.2 billion to $9.0 billion. Under fresh start accounting, this value was adjusted for available cash and was allocated to assets based on fair values in conformity with the purchase method of accounting for business combinations. Available cash was determined by adjusting cash at emergence for emergence related activity that occurred or was expected to occur after December 10, 2009. The value, after adjustments for available cash, was reduced by debt and non-controlling interests. The remainder represented the equity value to new common shareholders.

The reorganization equity value calculated is dependent on the achievement of the future forecasted financial results. The estimates and assumptions made in the valuation are subject to uncertainties, many of which are beyond our control, and there is no assurance that these results can be achieved. The assumptions for which there is a reasonable possibility of a variation that would significantly affect the calculated equity value include the long term growth rate, risk weighted assets, capital ratios, cost reductions, discount rate, strength of the lending market, available and cost of funding sources and levels of charge-offs.

Finance Receivables

Loans with publicly available market information were valued based upon such market data. Finance receivables without publicly available market data were valued by applying a discount rate to each asset’s expected cash flows. To determine the discount rate, loans and lease receivables were first aggregated into logical groupings based on the nature and structure of the lending arrangement and the borrowers’ business characteristics, geographic location and credit quality; an aggregate level discount rate was then derived for each loan grouping based on a risk free index rate plus a spread for credit risk, duration, liquidity and other factors as determined by management. Where appropriate at the individual loan or lease receivable level, additional adjustments were made to the discount rate based on the borrower’s industry. Fresh start accounting discounts were recorded on a loan by loan basis.

For finance receivables which are not considered impaired and for which cash flows were evaluated based on contractual terms, the discount will be accretable to earnings in future periods. This discount will be accreted using the effective interest method as a yield adjustment over the remaining lives and will be recorded in Interest Income. If the finance receivable is prepaid, the remaining accretable balance will be recognized in Interest Income. If the finance receivable is sold, the remaining discount will be considered in the resulting gain or loss. If the finance receivable is subsequently classified as non-accrual, the accretion of the discount may cease.

Capitalized loan origination costs, loan acquisition premiums and other similar items, that were previously amortized over the life of the related assets, were written off.

For finance receivables which are considered impaired or for which the cash flows were evaluated based on expected cash flows, that are less than contractual cash flows, there will be an accretable and a non-accretable discount. The non-accretable discount effectively serves as a reserve against future credit losses on the individual receivables so valued. The non-accretable discount reflects the present value of the difference between the excess of cash flows contractually required to be paid and expected cash flows (i.e. credit component). The non-accretable discount is recorded as a reduction to finance receivables and will be a reduction to future charge-offs or will be reclassified to accretable discount should expected cash flows improve. The accretable discount will be accreted using the effective interest method as a yield adjustment over the remaining lives and will be recorded in Interest Income. Finance receivables which are on non-accrual will not accrete the accretable discount until the account returns to performing status.

Allowance for loan losses

As a result of fresh start accounting, the allowance for loan losses at December 31, 2009 totaling $1,786 million was eliminated and effectively recharacterized as either non-accretable or accretable discounts. For Successor CIT, a provision for loan losses will be recorded in the future for both estimated losses on loans originated subsequent to the Emergence Date, and additional losses, if any, required on loans existing at the Emergence Date.

Operating Lease Equipment

A discount was recorded to net operating lease equipment to record at its fair value. This adjustment will reduce depreciation expense over the remaining useful lives of the respective equipment on a straight line basis.

An intangible asset was recorded for net above and below market lease contracts. These adjustments (net) will be amortized thereby lowering rental income (a component of Other Income) over the remaining lives of the lease agreements on a straight line basis.

Other Assets

Other assets were reduced to estimated fair value. This adjustment was primarily related to a discount on a receivable from Goldman Sachs International (GSI) in conjunction with a secured borrowing facility and write-offs of deferred underwriting costs and deferred charges. The discount on the GSI receivable will be accreted into Other Income over the expected payout of the receivable.

Goodwill

Goodwill was recorded to reflect the excess of the reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities.

Long-term Borrowings

On November 1, 2009, the debt subject to the Plan was written down to the principal amount due by writing off any remaining unamortized debt discounts and hedge accounting adjustments. During the bankruptcy period from November 1, 2009 to December 10, 2009, the Company did not record any contractual interest expense on debt subject to the Plan (approximately $238 million). All debt, including debt issued in conjunction with the Plan, was adjusted to fair value. The fair value discount lowered debt balances and will be accreted, thereby increasing interest expense over the lives of the respective debt. This amount was partially offset by write-offs related to capitalized amounts of debt not discharged in the Plan of Reorganization.

Deposits

Deposits were adjusted to fair value. The related fair value premium will be amortized as a yield adjustment over the respective lives of the deposits and reflected as a reduction in interest expense.

Deferred taxes

Deferred taxes were determined in conformity with accounting requirements for Income Taxes. Deferred tax assets, net of valuation allowance related to fresh start accounting adjustments, were attributable to selected foreign jurisdictions.

Other Liabilities

Other liabilities were increased to fair value, which relates primarily to a liability recorded for valuation of unfavorable forward order commitments to purchase aircraft. When the assets are ultimately purchased, the cost basis of the asset will be reduced by the amount of this liability. The increase is partially offset by a decrease in deferred tax liability.

The December 31, 2009 balance sheet presented below summarizes the impact of the adoption of the Plan of reorganization and fresh start accounting as of the Effective Date:

Reorganization Items and Fresh Start Adjustments (dollars in millions)

	Predecessor CIT December 31, 2009	Reorganization Items		Fresh Start Accounting Adjustments		Successor CIT December 31, 2009
Assets
Cash and due from banks	$2,928.7	$(1,639.2	)(1)	$–		$1,289.5
Deposits with banks	8,536.4	–		–		8,536.4
Trading assets at fair value –
derivatives	44.1	–		–		44.1
Investments – retained interests in
securitizations	139.7	–		–		139.7
Assets held for sale	343.8	–		–		343.8
Loans	41,185.8	–		(6,320.0	)(6)	34,865.8
Allowance for loan losses	(1,786.2)	–		1,786.2	(7)	–

Total loans, net of allowance
for loan losses	39,399.6	–		(4,533.8)		34,865.8
Operating lease equipment, net	13,235.8	918.4	(1)	(3,244.2	)(6)	10,910.0
Goodwill and intangible assets,
net	–	–		464.5	(8)	464.5

Other assets	4,272.7	(172.2	)(1)	(665.2	)(5)	3,435.3

Total Assets	$68,900.8	$(893.0)		$(7,978.7)		$60,029.1

Liabilities
Deposits	$5,087.2	$–		$131.4	(9)	$5,218.6
Trading liabilities at fair value –
derivatives	41.9	–		–		41.9
Credit balances of factoring
clients	892.9	–		–		892.9
Other liabilities	2,343.7	(469.0	)(2)	336.6	(10)	2,211.3
Long-term borrowings	56,148.1	(10,432.0	)(3)	(2,453.1	)(3)	43,263.0

Total Liabilities	64,513.8	(10,901.0)		(1,985.1)		51,627.7

Equity
Series A Preferred Stock	350.0	(350.0	)(4)	–
Series B Preferred Stock	150.0	(150.0	)(4)	–		–
Series C Preferred Stock	575.0	(575.0	)(4)	–		–
Series D Preferred Stock	2,092.0	(2,092.0	)(4)	–		–
Common stock - Predecessor CIT	4.0	(4.0	)(4)	–		–
Common stock - New CIT	–	2.0	(4)	–		2.0
Paid in capital - Predecessor CIT	11,276.4	(11,276.4	)(4)	–		–
Paid in capital - New CIT	–	14,360.1	(4)	(5,962.1	)(4)	8,398.0
Accumulated deficit	(9,844.8)	9,844.8	(4)	–		–
Accumulated other
comprehensive income	61.9	(61.9	)(4)	–		–
Treasury stock, at cost	(310.4)	310.4	(4)	–		–

Total Stockholders’ Equity	4,354.1	10,008.0		(5,962.1	)(11)	8,400.0
Non-controlling interest	32.9	–		(31.5)		1.4

Total Equity	4,387.0	10,008.0		(5,993.6)		8,401.4

Total Liabilities and Stockholders’ Equity	$68,900.8	$(893.0)		$(7,978.7)		$60,029.1

The equity impact in Reorganization Items excludes a gain of $290 million relating largely to the reversal of debt related items, as these amounts are included in the Predecessor column. This amount is included in Reorganization Items in the Statement of Operations. The fresh start accounting adjustments include a tax benefit that is presented in Benefit for income taxes in the Statement of Operations.

Fresh Start Accounting Explanatory notes

1)

The decrease to Cash and due from banks, the increase to Operating lease equipment and the decrease to Other assets are primarily a result of the purchase of the railcars following an event of default on sale/leaseback transactions which was triggered by our bankruptcy filing. Cash was paid to purchase the railcars in accordance with the value stated in the lease agreements. Railcars were recorded at fair value in Operating lease equipment and a loss of $721 million was recognized for the difference between fair value and cash paid.  The Other assets adjustment includes a write-off of the prepaid rent of $115 million on the leases.  The remaining amounts in Other assets which were adjusted relate to the write-off of various deferred charges as a result of the reorganization.

2)

In accordance with the Plan of Reorganization, accrued interest on restructured debt and accrued dividends on terminated preferred equity were reversed, and the related debt and equity instruments were terminated.

3)

In accordance with the Plan of Reorganization, we discharged our obligations to unsecured, junior and subordinated debt holders in exchange for new Series A and B secured notes and 200 million newly issued shares of common stock. This exchange resulted in the extinguishment of senior unsecured notes, bank credit facilities and junior subordinated debt of $33.6 billion and the issuance of new debt for $23.2 billion resulting in a pre-tax gain of $10.4 billion. The following summarizes the extinguishment of Predecessor CIT borrowings and the issuance of new borrowings under the Plan.

Long-term borrowings	Predecessor CIT December 31, 2009	Reorganization Items(A)	Fresh Start Accounting Adjustments(B)	Successor CIT December 31, 2009

Secured borrowings	$14,697.8	$–	$(351.3)	$14,346.5
Credit Facility and Expansion
Credit Facility	7,500.0	–	216.6	7,716.6
Unsecured bank lines of
credit facilities	3,100.0	(3,100.0)	–	–
Senior unsecured notes	28,751.4	(28,422.4)	(60.9)	268.1
Junior, subordinated notes
and convertible equity units	2,098.9	(2,098.9)	–	–
Series A secured notes	–	21,040.1	(2,306.5)	18,733.6
Series B secured notes	–	2,149.2	49.0	2,198.2

Total debt	$56,148.1	$(10,432.0)	$(2,453.1)	$43,263.0

(A)	Reorganization adjustments reflect the impact on participating debt subject to the Plan of Reorganization.

(B)	Fresh start accounting reflects the impact of fair value adjustments to debt instruments, and elimination of previously existing issuance discounts.

4)

In the Reorganization Plan, common and preferred equity interests were eliminated and new common voting interests of $2 million (200 million shares at $.01 par value) were awarded to eligible unsecured debt holders. Predecessor CIT Treasury Stock, Other Comprehensive Income, Paid in Capital and Accumulated Deficit are reset to zero under fresh start accounting. The following summarizes the retirement of Predecessor CIT equity and issuance and resetting of Successor CIT equity:

Stockholders’ Equity
Predecessor CIT stockholders’ equity	$4,354.1
Elimination of common, preferred and treasury stock
Common stock		4.0
Preferred stock (includes Classes A, B, C and D)		3,167.0
Treasury stock		(310.4)

Total Predecessor CIT stock elimination	(2,860.6)
Elimination of Predecessor CIT Other Comprehensive Loss	(61.9)
Elimination of Predecessor CIT Paid-in Capital	(11,276.4)
Issuance of Successor CIT stock
Common stock	2.0
Elimination of Accumulated Deficit	9,844.8 (a)
Successor CIT Paid-in Capital	8,398.0

Successor CIT stockholders’ equity	8,400.0

(a) Prior to the impact of reorganization items and fresh start adjustments.

5)	Other assets, including investment securities, were recorded at fair value. The adjustments include a discount on the GSI receivable of $321 million and write off of debt-related deferred underwriting costs and deferred charges of $231 million.

6)	Finance receivables and operating lease equipment were written down to fair value using the assistance of an independent valuation specialist. Non-cash items, including initial direct costs and issuance premiums and discounts, which have no value after the application of fair value adjustments, were eliminated.

7)	The Allowance for loan losses was eliminated.

8)	Terms of operating leases were compared to current market rates and a net intangible asset of $225 million was recorded. The net intangible asset will be amortized over the remaining life of the leases.

Goodwill was recorded to reflect the excess of Successor CIT’s reorganization value over the fair value of its assets, as reconciled below:

Reorganization equity value	$8,401.4
Plus: Liabilities measured at fair value	51,627.7

Reorganization value of Successor CIT’s assets	60,029.1
Fair value of Successor CIT’s assets (excluding goodwill)	59,789.7

Goodwill	$239.4

9)	Deposits were valued with assistance from an independent financial advisor using comparable pricing received from banks and other market sources.

10)	Other liabilities were recorded at fair value. The increase principally relates to unfavorable forward order commitments to purchase aircraft ($587 million) partially offset by lower deferred tax liabilities.

11)	The equity value was determined with the assistance of an independent valuation specialist.

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC 852, Reorganizations. Post-emergence professional fees relate to claim settlements, implementation and other transition costs attributable to the Plan of Reorganization.

The following table includes the components of reorganization items reflected in the 2009 Statement of Operations:

Reorganization Items for the year ended December 31, 2009 (dollars in millions)

	Reorganization Items Gains/(Losses)
Gain on debt settlement	$10,432.0	(1)
Termination of railcar agreements	(836.1	)(2)
Extinguishment of accrued interest on debt	455.4	(3)
Swap termination and other debt related items	308.9	(4)
Professional fees	(50.3	)(5)
Other	35.5	(6)
Cancellation of restricted stock, options and warrants	(28.9	)7)
Termination of aerospace agreements	(18.5	)8)

	$10,298.0

Reorganization Items Explanatory notes

1)

Debt reorganization. In accordance with the Plan of Reorganization, we discharged obligations to certain debt holders in exchange for the issuance of new debt securities and 200 million newly issued shares of common stock (100% of our now outstanding shares of common stock).

2)	Termination of railcar agreements. See description in Note 1 to balance sheet above.

3)	Extinguishment of accrued interest on debt. In conjunction with the discharge of our obligations to debt holders, we reversed accrued interest expense.

4)

Swap termination and other debt related items. Swaps hedging the debt were unwound and terminated resulting in a gain of $402.9 million. At the filing date, debt related costs to write-down debt to par value resulted in a charge of $94.0 million.

5)	Professional fees. We incurred professional fees to advisors and consultants in connection with the Plan of Reorganization.

6)

Other. We realized a gain including a $64 million reversal of accrued dividends on preferred equity instruments of Predecessor CIT partially offset by $28 million for premiums incurred for Director and Officer insurance related to the pre-emergence period and incurred in connection with implementation of the Plan of Reorganization.

7)	Cancellation of restricted stock, options and warrants. In accordance with the Plan of Reorganization, restricted equity instruments were cancelled.

8)

Termination of aerospace agreements. As a result of our bankruptcy filing, we were required to purchase aircraft that were leased with various third party lessors. As a result of our purchase and the lease contract termination, we incurred a loss.

NOTE 3 – LOANS

The following tables present loans, direct financing leases and leveraged leases held for investment, by segment based on obligor location:

Loans (dollars in millions)

	CIT December 31, 2009			Predecessor CIT December 31, 2008

	Domestic	Foreign	Total	Domestic	Foreign	Total
Corporate Finance	$9,611.2	$2,539.1	$12,150.3	$17,201.3	$3,567.5	$20,768.8
Transportation Finance	1,528.7	324.3	1,853.0	2,146.1	501.5	2,647.6
Trade Finance	2,602.6	388.4	2,991.0	5,329.0	709.0	6,038.0
Vendor Finance	4,363.8	3,824.0	8,187.8	6,363.8	4,835.8	11,199.6
Consumer	9,664.3	19.4	9,683.7	12,438.7	33.9	12,472.6

Total	$27,770.6	$7,095.2	$34,865.8	$43,478.9	$9,647.7	$53,126.6

The following table presents selected items included in total finance receivables:

	CIT 2009	Predecessor CIT 2008
Unearned income	$(2,175.7)	$(2,651.8)
Equipment residual values	1,495.7	1,769.9
Leveraged leases(1)	221.1	446.0

(1) Leveraged leases are presented net of third party non-recourse debt payable of $638.2 million and $551.6 at December 31, 2009 and 2008.

The following table sets forth the contractual maturities of finance receivables:

	CIT December 31, 2009				Predecessor CIT December 31, 2008
(dollars in millions)	Commercial	Consumer	Foreign	Total	Total
Fixed-rate
1 year or less	$3,857.4	$9.5	$2,689.2	$6,556.1	$9,139.8

Year 2	1,432.6	41.0	1,569.5	3,043.1	3,330.9
Year 3	1,109.5	53.5	1,021.0	2,184.0	2,503.8
Year 4	883.8	3.3	586.1	1,473.2	1,773.2
Year 5	410.8	4.5	315.5	730.8	1,153.2

2-5 years	3,836.7	102.3	3,492.1	7,431.1	8,761.1

After 5 years	1,098.5	10.0	188.8	1,297.3	1,808.2

Total fixed-rate	8,792.6	121.8	6,370.1	15,284.5	19,709.1

Adjustable-rate
1 year or less	$1,781.3	$393.1	$305.3	$2,479.7	$3,451.2

Year 2	1,441.4	448.0	190.6	2,080.0	2,356.6
Year 3	2,073.3	486.2	272.2	2,831.7	2,933.0
Year 4	2,296.2	495.4	491.1	3,282.7	3,577.6
Year 5	1,881.9	509.8	302.7	2,694.4	4,844.0

2-5 years	7,692.8	1,939.4	1,256.6	10,888.8	13,711.2

After 5 years	2,463.6	9,902.2	167.0	12,532.8	16,255.1

Total adjustable-rate	11,937.7	12,234.7	1,728.9	25,901.3	33,417.5

Total excluding fresh start accounting adjustments	$20,730.3	$12,356.5	$8,099.0	$41,185.8	$53,126.6

The following table sets forth non-performing assets which reflect both finance receivables on non-accrual (primarily finance receivables ninety days or more delinquent) and assets received in satisfaction of loans (repossessed assets) after the impact of fresh start accounting:

December 31, (dollars in millions)	CIT 2009	Predecessor CIT 2008

Non-accrual finance receivables	$1,574.4	$1,414.6
Assets received in satisfaction of loans	29.6	22.5

Total non-performing assets	$1,604.0	$1,437.1

Percentage of finance receivables	4.60%	2.71%

Accruing loans past due 90 days or more(1)	$570.1	$669.9

(1) At December 31, 2009, CIT amount includes $480.7 million of government-guaranteed student loans.

At December 31, 2009, there were $14.8 million of commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings.

Foregone Interest on Non-accrual Loans (dollars in millions)

	Predecessor CIT
	2009			2008

	US	Foreign	Total	US	Foreign	Total
Interest revenue that would have been earned at original terms	$264.3	$27.6	$291.9	$126.0	$26.9	$152.9
Interest recorded	80.9	16.9	97.8	58.2	11.8	70.0

Foregone interest revenue	$183.4	$10.7	$194.1	$67.8	$15.1	$82.9

The following table contains information on finance receivables evaluated for impairment and the related reserve for credit losses before fresh start accounting. The Company excludes homogenous loans such as consumer loans, small-ticket loans and lease receivables, short-term factoring customer finance receivables and certain other -receivables from receivables evaluated for impairment as described in Note 1.

At or for the Years Ended December 31, (dollars in millions)

	Predecessor CIT
	2009	2008	2007

Finance receivables considered for impairment	$2,310.3	$1,035.1	$249.7
Impaired finance receivables with specific allowance(1)	$826.7	$803.3	$145.1
Specific allowance for impaired receivables	$286.9	$334.4	$52.1
Impaired finance receivables with no specific allowance	$1,483.6	$231.8	$104.6
Average investment in impaired finance receivables	$1,886.5	$698.4	$219.4

The carrying amount of impaired loans after fresh start accounting adjustments is shown in the following table:

Successor CIT At December 31, 2009
Contractually required payments including interest	$2,643.9
Less: Nonaccretable difference	863.6

Cash flows expected to be collected	1,780.3
Less: Potential accretable yield(1)	247.8

Fair value of impaired loans	$1,532.5

(1) CIT made a policy election to suspend accretion on these loans.

NOTE 4 – RESERVE FOR CREDIT LOSSES

The reserve for credit losses balance prior to emergence was eliminated in fresh start accounting. The balance in future periods will reflect estimated amounts for loans originated subsequent to the Emergence Date, and will also include incremental amounts required on loans that were on the books at the Emergence Date. The following table presents changes in the reserve for credit losses. See Note 2 for further detail.

At or for the Years Ended December 31, (dollars in millions)

	Predecessor CIT
	2009	2008	2007

Balance, beginning of period	$1,096.2	$574.3	$577.1

Provision for credit losses	2,660.8	1,049.2	241.8
Reserve changes relating to sales, foreign
currency translation, other (1)	(12.2)	(36.8)	(64.6)

Net additions to the reserve for credit losses	2,648.6	1,012.4	177.2

Charged-off - finance receivables	(2,068.2)	(557.8)	(265.4)
Recoveries of amounts previously charged–
off	109.6	67.3	85.4

Net credit losses	(1,958.6)	(490.5)	(180.0)

Reserve balance before fresh start
adjustments	$1,786.2	$1,096.2	$574.3

Fresh start adjustments	(1,786.2)	–	–

Reserve balance - end of period	$–	$1,096.2	$574.3

Reserve for credit losses as a percentage of
finance receivables (2)	4.34%	2.06%	1.07%

Reserve for credit losses (excluding specific
reserves) as a percentage to finance
receivables, excluding guaranteed student
loans (2), (3)	4.79%	1.48%	1.21%

(1) Amounts reflect reserve reductions for portfolio sales and reserves established for estimated losses inherent in portfolios acquired through purchases or business combinations, as well as foreign currency translation adjustments.(2)

(2) Represents reserve as a percentage before fresh start adjustments

(3) Loans guaranteed by the U.S. government are excluded.

NOTE 5 – OPERATING LEASE EQUIPMENT

A fresh start accounting discount was recorded to reflect operating lease equipment at fair value. The assets will be depreciated based on their remaining useful lives. See Note 2 for detail. The following table provides the 2009 fair value of operating lease equipment and the 2008 net book value (net of accumulated depreciation of $3.0 billion), by equipment type:

Operating Lease Equipment By Type (dollars in millions)

	CIT December 31, 2009	Predecessor CIT December 31, 2008

Commercial aircraft (including regional aircraft)	$6,401.1	$7,135.3
Railcars and locomotives	3,560.3	4,216.6
Information technology	274.1	278.5
Office equipment	211.1	382.1
Communications	131.0	183.1
Medical equipment, machinery and other	332.4	510.8

Total(1)	$10,910.0	$12,706.4

(1) Includes equipment off-lease of $496.2 million and $302.7 million at December 31, 2009 and 2008, respectively.

The following table presents future minimum lease rentals due on non-cancelable operating leases at December 31, 2009. Excluded from this table are variable rentals calculated on asset usage levels, re-leasing rentals, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of operating lease profitability.

Years Ended December 31, (dollars in millions)

2009

2010	$1,610.5
2011	1,230.0
2012	881.6
2013	672.7
2014	509.5
Thereafter	1,171.9

Total	$6,076.2

NOTE 6 – INVESTMENTS – RETAINED INTERESTS IN SECURITIZATIONS

The Company securitizes loans that may be serviced by the Company or by other parties. With each off-balance sheet securitization, the Company may retain all or a portion of the securities, subordinated tranches, interest-only strips and in some cases, cash reserve accounts, all of which constitute retained interests. Retained interests in off-balance sheet securitizations are designated as available for sale and include the following:

(dollars in millions)

	CIT December 31, 2009	Predecessor CIT December 31, 2008

Retained interests:
Retained subordinated securities	$94.7	$135.8
Interest-only strips	–	21.1
Cash reserve accounts	45.0	72.5

Total retained interests	$139.7	$229.4

The following table summarizes the accretion recognized in pretax earnings, the related impairment charges, and unrealized after-tax gains, reflected in Accumulated Other Comprehensive Income:

(dollars in millions)

	Predecessor CIT
	Years Ended December 31,
	2009	2008	2007
Accretion	$13.4	$78.6	$91.5
Impairment charges	$(47.8)	$(73.7)	$(10.1)
Unrealized after tax gains	$–	$0.4	$7.8

The following table summarizes the key assumptions used in measuring retained interest carrying values of securitization transactions at the end of 2009. Weighted average prepayment speed is based on a constant prepayment rate which expresses payments as a function of the declining amount of loans at a compound annual rate. Weighted average expected credit losses are expressed as annual loss rates.

(dollars in millions)

	Predecessor CIT

	Vendor Finance	Small Business Lending

Weighted-average life (in years)	1.1	3.4
Weighted average prepayment speed	7.92%	17.18%
Impact on fair value of 10% adverse change	$0.1	$(0.5)
Impact on fair value of 20% adverse change	$0.2	$(0.9)
Weighted average expected credit losses(1)	2.47%	3.66%
Impact on fair value of 10% adverse change	$(1.4)	$(2.6)
Impact on fair value of 20% adverse change	$(2.7)	$(5.1)
Weighted average discount rate	9.00%	12.00%
Impact on fair value of 10% adverse change	$(0.6)	$(1.3)
Impact on fair value of 20% adverse change	$(1.1)	$(2.6)

Retained subordinated securities	$61.9	$32.8
Cash reserve accounts	34.7	10.3

Carrying value	$96.6	$43.1

These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10 percent or 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without giving effect to any other assumption changes. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

The following table summarizes static pool credit losses for off-balance sheet term securitizations by year of issuance. Static pool credit losses represent the sum of actual losses (life-to-date) and projected future credit losses, divided by the original balance of each of the respective asset pools. There were no off-balance sheet term securitizations consummated in 2009 and 2007.

	Predecessor CIT
	Commercial Equipment Off Balance Sheet Term

Securitizations During:	2009	2008	2007

Actual and projected losses at:
December 31, 2009	N/A	3.08%	N/A
December 31, 2008		2.16%	N/A
December 31, 2007			N/A

The table that follows summarizes the roll-forward of retained interests balances and cash flows received from and paid to securitization trusts:

(dollars in millions)

	Predecessor CIT
	Years Ended December 31
	2009	2008	2007

Retained Interests
Retained interests at beginning of period	$229.4	$1,170.0	$1,010.0
New sales	–	623.2	864.1
Distributions from trusts(1)	(65.5)	(1,679.0)	(762.5)
Change in fair value	(1.5)	(12.6)	(17.4)
Other, including net accretion, and clean-up calls	(22.7)	127.8	75.8

Retained interests at end of period	$139.7	$229.4	$1,170.0

Cash Flows During the Periods
Proceeds from new securitizations	$–	$704.0	$3,380.1
Other cash flows received on retained interests	65.5	725.5	760.1
Servicing fees received	7.9	49.0	56.8
Reimbursable servicing advances, net	4.9	1.2	6.9
Repurchases of delinquent or foreclosed assets and
ineligible contracts	(13.5)	(7.3)	(10.9)
Purchases of contracts through clean-up calls	(78.6)	(77.5)	(113.6)

Total, net	$(13.8)	$1,394.9	$4,079.4

(1) The 2008 amount increased due to restructuring of certain facilities.

NOTE 7 – OTHER ASSETS

Other assets were recorded at estimated fair value at December 31, 2009 in fresh start accounting. The difference between the historical carrying value and the estimated fair value was a decrease and primarily is accretable asset valuation marks on receivable from counterparties ($321 million) and write offs of deferred underwriting costs and deferred charges ($231 million). See Note 2 for additional details. The following table presents the components of other assets:

Other Assets (dollars in millions)

	CIT	Predecessor CIT

	December 31, 2009	December 31, 2008

Other Assets
Receivable from counterparties(1)	$1,094.5	$1,492.6
Deposits on commercial aerospace flight equipment	635.9	624.3
Equity and debt investments	373.6	486.6
Accrued interest and dividends	214.7	480.8
Furniture and fixtures	102.8	168.3
Prepaid expenses	111.3	64.1
Investments in and receivables from - non consolidated subsidiaries	66.0	257.1
Repossessed assets and off lease equipment	29.6	21.3
Miscellaneous receivables and other assets	806.9	994.0

	$3,435.3	$4,589.1

(1)

Balance relates to receivable associated with the Goldman Sachs facility for discounted return on cash collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structure.

NOTE 8 – DEPOSITS

Deposits were adjusted to estimated fair value at December 31, 2009 in fresh start accounting. The fair value premium of $131 million will be recognized as a yield adjustment over the deposit lives as a reduction to interest expense beginning in 2010. The following table presents detail:

(dollars in millions)

	CIT	Predecessor CIT
	December 31, 2009	December 31, 2008
Deposits Outstanding	$5,218.6	$2,626.8
Weighted average interest rate	3.24%	4.63%
Weighted average number of days to maturity	824 days	449 days

Due in 2009	$–	$1,736.5
Due in 2010 (weighted average rate 2.89%)	1,286.7	551.7
Due in 2011 (weighted average rate 2.91%)	1,039.6	160.5
Due in 2012 (weighted average rate 3.27%)	1,377.7	70.9
Due in 2013 (weighted average rate 3.65%)	552.1	69.7
Due in 2014 (weighted average rate 3.83%)	593.0	20.3
Due after 2014 (weighted average rate 4.00%)	238.1	17.2

Deposits excluding fresh start adjustments	$5,087.2	$2,626.8

	Predecessor CIT

	Years Ended December 31,
	2009	2008

Daily average deposits	$4,130.9	$1,901.2
Maximum amount outstanding	$5,338.0	$2,325.9
Weighted average interest rate for the year	3.58%	5.14%

NOTE 9 – LONG-TERM BORROWINGS

On the Effective Date, $28.4 billion of senior unsecured notes, $3.1 billion of unsecured bank lines and $2.1 billion of junior subordinated notes and convertible equity notes were cancelled and $21.0 billion of Series A Notes and $2.1 billion of Series B Notes were issued.

All components of long-term borrowings, including the new debt issued in conjunction with the emergence from bankruptcy, were fair valued in fresh start accounting. The fair value adjustment will be amortized as a cost adjustment over the remaining term of the respective debt and reflected in Interest Expense. See Note 2 for further discussion.

The following table presents outstanding long-term borrowings and the related rates (excluding the impact of fresh start accounting adjustments) and maturity dates for 2009:

						CIT	Predecessor
	Average	Range of	Range of	CIT Group Inc	Subsidiaries	Total	CIT
	interest	interest	maturity	December 31,	December 31,	December 31,	December 31,
(dollars in millions)	rates	rates	dates	2009	2009	2009	2008

		0.36%
		to	2010 –
Secured borrowings	2.42%	7.50%	2038	$–	$14,346.5	$14,346.5	$19,357.3

Secured credit facility		9.50%
and expansion credit		to
facility	10.90%	13.00%	2012	533.4	7,183.2	7,716.6	–

Unsecured bank lines
of credit facilities	–	–	–	–	–	–	5,200.0

Senior unsecured
notes - variable	–	–	–	–	–	–	12,754.4

		5.85%
Senior unsecured		to	2011 –
notes - fixed	6.06%	10.48%	2036	87.7	180.4	268.1	24,340.1

Junior, subordinated
notes and convertible
equity units	–	–	–	–	–	–	2,098.9

			2013 –
Series A Notes	7%	7%	2017	18,733.6	–	18,733.6	–

			2013 –
Series B Notes	10.25%	10.25%	2017	–	2,198.2	2,198.2	–

Total long-term borrowings				$19,354.7	$23,908.3	$43,263.0	$63,750.7

The following table summarizes contractual maturities of total long-term borrowings outstanding excluding fresh start adjustments as of December 31, 2009:

							Contractual
	2010	2011	2012	2013	2014	Thereafter	Maturities

Secured
borrowings - float	$3,280.6	$1,106.5	$1,164.4	$1,367.3	$693.8	$4,726.2	$12,338.8
Secured
borrowings - fixed	1,257.7	889.4	329.3	87.7	112.1	621.0	3,297.2
Secured credit
facility and
expansion credit
facility	–	–	7,500.0	–	–	–	7,500.0
Senior unsecured
notes - float	91.1	66.2	26.3	9.0	0.5	141.0	334.1

Series A Notes	–	–	–	2,104.0	3,156.0	15,780.1	21,040.1

Series B Notes	–	–	–	214.9	322.4	1,611.9	2,149.2

	$4,629.4	$2,062.1	$9,020.0	$3,782.9	$4,284.8	$22,880.2	$46,659.4

Secured Borrowings

Set forth below are borrowings and pledged assets primarily owned by consolidated special purpose entities. The creditors of these special purpose entities have received ownership and/or security interests in the assets. These special purpose entities are intended to be bankruptcy remote so that such assets are not available to the creditors of CIT or any affiliates of CIT. The transactions do not meet accounting requirements for sales treatment and are, therefore, recorded as secured borrowings. Except as otherwise noted, the pledged assets listed below are not pledged to the lenders under the Credit Facility or Expansion Credit Facility.

Secured Borrowings and Pledged Asset Summary (dollars in millions)

	CIT		Predecessor CIT
	December 31, 2009		December 31, 2008

	Secured	Assets	Secured	Assets
	Borrowings	Pledged	Borrowings	Pledged

Education trusts and conduits (student loans)	$5,864.3	$6,864.7	$9,326.2	$10,410.0
Goldman Sachs TRS (1)	2,552.7	3,429.6	2,679.9	4,039.5
Vendor finance (2)	1,120.7	1,589.4	2,699.6	3,825.3
TALF financing (Vendor) (3)	706.0	762.2	–	–
Canadian Equipment Receivables financing (4)	543.0	557.6	218.3	314.0
Corporate finance (energy project finance)	288.9	305.0	244.9	244.9
Terminated facilities (5)	–	–	1,727.0	5,440.2

Subtotal - Finance Receivables	11,075.6	13,508.5	16,895.9	24,273.9

ECA financing (Aero) (6)	1,097.4	1,212.2	545.1	648.2
Transportation Finance - Rail	907.4	1,276.7	1,026.1	1,514.0
Goldman Sachs TRS (Aero)	582.2	1,154.3	617.3	1,461.5
Other structures (7)	61.2	69.8	–	–

Subtotal - Equipment under operating leases	2,648.2	3,713.0	2,188.5	3,623.7

Vendor finance (8)	469.8	903.3	–	–
FHLB borrowings (Consumer) (9)	152.9	150.8	272.9	273.2

Total	$14,346.5	$18,275.6	$19,357.3	$28,170.8

(1) Financing is secured by $2.6 billion of corporate finance receivables, $0.6 billion of student loans and $0.2 billion of small business lending loans.

(2) Includes repurchase of assets previously sold or securitized and the associated secured debt.

(3) Equipment lease securitization that is eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (TALF).

(4) Shared facility secured by corporate finance and vendor assets.

(5) The facilities were terminated and repaid in full. Assets used to secure the facility were released and are now pledged to lenders under the Credit Facility and Expansion Credit facility. The facilities were secured by factoring and corporate finance receivables.

(6) Secured aircraft financing facility for the purchase of specified Airbus aircraft.

(7) Corporate Finance and Aerospace transaction financing.

(8) International facilities collateralized by local assets.

(9) Collateralized with Government Debentures and Certificates of Deposit.

On June 6, 2008, CIT Financial Ltd. (“CFL”), a wholly owned subsidiary of CIT executed a long-term committed financing facility with Goldman Sachs International (“GSI”) that is structured and documented as a total return swap (the “GSI Facility”). Under an October 28, 2009 amendment, the maximum notional amount of the GSI Facility was reduced from $3.0 billion to $2.125 billion. The maximum notional amount declines by $212.5 million per year for ten years beginning with the 11th anniversary of facility commencement date. The arrangement obligates CFL to pay GSI an annual facility fee equal to 2.85% of the maximum notional amount for that year, payable in quarterly installments. There are no other commitment, underwriting or structuring fees payable to GSI or its affiliates for the facility. CFL is also required to pay GSI an amount equal to USD LIBOR on adjusted outstanding principal amounts under asset-backed securities subject to the GSI Facility. The specific LIBOR index used can vary by asset-backed security and will typically correspond to the length of time between successive payment dates on the asset-backed security. Facility advances are collateralized by asset-backed securities created using certain eligible assets of CIT. GSI is required to reimburse CFL for all cash flows paid to the purchasers of the asset-backed securities. Consequently, the fully drawn borrowing cost to CIT when the facility is fully utilized is USD LIBOR plus 2.85%. The asset-backed securities may be backed by commercial loans (including CLO’s), equipment loans or leases, trade finance obligations, FFELP student loans, aircraft or rail leases, private student loans or other assets and are subject to concentration limits. CFL has the right to terminate the GSI Facility before maturity; however, doing so would require CFL to pay GSI a make whole amount equal to the discounted present value of the annual facility fee over the remaining term of the facility.

Pursuant to the October 28, 2009 amendment, CFL agreed to post additional collateral to secure amounts due to GSI under the GSI Facility. In connection with the reduction of the commitment amount of the GSI Facility, on October 29, 2009 CFL made a payment of approximately $285 million representing the proportional termination fee payment to GSI as required for any commitment reduction under the original terms of the GSI Facility. CFL initially posted additional collateral in the amount of $250 million, which was returned to CIT in the fourth quarter due to cash flow settlements and increase in market value of underlying asset-backed securities. As at December 31, 2009, the amount of additional collateral was $119 million representing certain amounts posted above and beyond the foregoing $250 million. In consideration of these amendments to the GSI Facility, and subject to certain additional terms, GSI agreed to forbear from exercising its right to terminate the GSI Facility to the extent that such right arose from a bankruptcy of CIT, which guarantees the obligations of CFL under the GSI Facility. No amendment fee was paid to GSI under the terms of the amendment. All other material terms of the GSI Facility remain unchanged, including the facility fee of 285 basis points.

CIT’s ability to utilize this structure for funding is dependent on the availability of eligible unencumbered assets, while net proceeds received by CIT under the structure are dependent on the current market value of the asset-backed securities. GSI determines the market value of the asset-backed securities daily. The amount of available funding in relation to assets encumbered can vary daily based on market conditions. If the market value of an asset-backed security increases or decreases, CIT either receives or posts additional collateral with GSI in the form of treasury securities or cash, or CIT can elect to repay or draw additional amounts. If the parties do not agree on the market value of the asset-backed securities, the agreement contains market-based dispute resolution mechanisms.

Certain foreign operations utilize local financial institutions to fund operations. At December 31, 2009, local committed credit facilities totaled $242.3 million, of which $14.7 million was undrawn and available.

Credit Facility and Expansion Credit Facility

On July 20, 2009, CIT entered into a $3 billion Credit Facility with Barclays Bank PLC and other lenders largely comprised of then existing bondholders. The Credit Facility is secured by a perfected first priority lien on substantially all unencumbered assets of the Borrowers and Guarantors, which includes substantially all of the financing and leasing assets of our U.S. operating subsidiaries, 65% of the voting and 100% of the non-voting stock of first-tier foreign subsidiaries, 100% of the stock of CIT Aerospace International (except one nominee share) and between 49% and 65% of certain other non-U.S., non-regulated subsidiaries.

On October 28, 2009, CIT expanded the Credit Facility to provide for an Expansion Credit Facility for an additional $4.5 billion with Bank of America, N.A., serving as administrative and collateral agent. Certain provisions of the agreement evidencing the Credit Facility were changed or omitted as part of the Expansion Facility. The Facilities are subject to a fair value collateral coverage covenant (based on accounting valuation methodology) of 2.5x the outstanding loan balance tested quarterly and upon the financing, disposition or release of certain collateral. The agreement evidencing the Expansion Credit Facility and the Credit Facility (the “Amended Credit Agreement”) includes certain additional terms, including a cash sweep that will accelerate the repayment of the Credit Facility and Expansion Credit Facility. The Expansion Credit Facility term loan matures in January 2012, with an option by CIT to extend until January 2013. Proceeds of the expansion facility were used for specific purposes: (i) $500 million for general corporate purposes; (ii) $500 million to secure obligations under letter of credit facilities; (iii) $3.5 billion to refinance specific debt facilities, which terminated as a result of CIT’s bankruptcy filing, and to pay the make whole and other payments due under the GSI Facility.

As part of the Plan of Reorganization, on December 10, 2009, CIT entered into an amendment to the Amended Credit Agreement which: (i) granted liens on assets to secure the Expansion Credit Facility (the “CIT Lien”); (ii) permits the Company, in connection with the granting of the CIT Lien, to grant liens to secure certain existing indebtedness and other obligations of the Company that benefit from an existing equal and ratable provision; (iii) permits the Company or a restricted subsidiary to provide cash collateral to secure obligations of a foreign subsidiary in China (guaranteed by the Company) under an existing foreign revolving credit facility in connection with a forbearance agreement with the lenders; (iv) permits the voluntary prepayment of such foreign facility; (v) makes certain amendments to the cash sweep provisions by reducing the excess cash sweep amount from $2 billion to $1.5 billion and by reducing the amount permitted to be deducted from the cash sweep by the amount of cash collateral pledged to secure the foreign facility; and (vi) makes certain other clarifications and corrections.

The Facilities limit the ability of the Company and its restricted subsidiaries to make certain payments or investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale and leaseback transactions, pay dividends, sell assets, and enter into transactions with affiliates.

New Series A and B Notes

On December 10, 2009, pursuant to the Plan of Reorganization the Company issued $21.04 billion principal amount of its 7.0% Series A Second-Priority Secured Notes due each year from 2013 to 2017 (the “Series A Notes”) and Delaware Funding closed its issuance of approximately $2.15 billion principal amount of its 10.25% Series B Second-Priority Secured Notes due each year from 2013 to 2017 (the “Series B Notes”). The Series A Notes are general obligations of the Company and bear interest at a rate of 7.0% per annum. The Series B Notes are general obligations of Delaware Funding and bear interest at a rate of 10.25% per annum. The Series A Notes are secured by second-priority security interests in substantially all the assets securing the Facilities. The Series B Notes are secured by second-priority security interests in substantially all the assets securing the Facilities. The Series B Notes are further secured by Delaware Funding’s pledge of intercompany notes issued by CIT Financial Ltd., which are the primary assets of Delaware Funding.

The Series A and Series B Indentures likewise limit the ability of the Company, Delaware Funding and the Company’s restricted subsidiaries to make certain payments or investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale and leaseback transactions, pay dividends, sell assets and enter into transactions with affiliates.

In the event of a Change of Control (as defined in the Series A and B Indentures), holders of the Series A and Series B Notes will have the right to require the Company and/or Delaware Funding, as applicable, to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, to the date of such repurchase. The Company or Delaware Funding may redeem all or a portion of the Series A or Series B Notes on or after January 1, 2010, at the applicable redemption prices, plus accrued and unpaid interest.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing economic risk and exposure to interest rate, foreign currency and, in limited instances, credit risk, CIT historically entered into derivative transactions in over-the-counter markets with other financial institutions. The contractual terms of the Company’s derivative counterparty arrangements historically required CIT to maintain investment grade ratings. CIT does not enter into derivative financial instruments for speculative purposes.

Following the Company’s loss of investment grade ratings in 2009, the Company and its counterparties began terminating derivatives. With the announcement of management’s reorganization plan, further derivative terminations followed. Cash flow and fair value hedges related to unsecured debt no longer met the criteria for hedge accounting. The changes in fair value of derivatives previously qualifying as cash flow hedges were recorded in earnings. These derivatives were classified as non-qualifying hedges in trading assets or liabilities until they were terminated in the fourth quarter. The change in fair value of those derivatives previously qualifying as fair value hedges continued to be recorded in earnings through the termination date. While some of these derivatives hedged foreign currency denominated debt which was redenominated to US dollars as part of the plan of reorganization, other terminations included positions that economically hedged our investments in foreign subsidiaries or were required to better match our assets to our debt. The Company continues reassessing its hedge requirements while reestablishing counterparty relationships after consummation of the plan of reorganization to facilitate placement of required hedges where economically appropriate. New derivative instruments are cash collateralized.

At December 31, 2009, the Company did not have any derivative financial instruments that qualified for hedge accounting. The following table presents the fair and notional values of derivative financial instruments at December 31, 2009:

(dollars in millions)

	December 31, 2009

	Notional	Asset	Liability
	Amount	Fair Value	Fair Value

Non-Qualifying Hedges, classified as either
trading assets or liabilities
Cross currency swaps	$646.7	$–	$(8.8)
Interest rate swaps	5,699.8	41.8	(25.8)
Foreign currency forward exchange contracts	1,055.1	2.3	(7.3)
Credit default swaps	–	–	–
TRS	107.9	–	–

Total Non-qualifying Hedges	$7,509.5	$44.1	$(41.9)

The following table presents the profit and loss impact of the following on the statement of operations for the year ended December 31, 2009 for: (1) ineffectiveness of derivatives designated as hedges, (2) discontinuance of cash flow and fair value hedge accounting, (3) reclassification of Accumulated Other Comprehensive Loss to earnings for cash flow hedges as it is no longer probable that the forecasted transaction will occur and (4) derivative instruments not designated as hedging instruments:

(dollars in millions)	Line-item of	Predecessor CIT
	Gain / (Loss) Recognized	Year Ended
Derivative Instruments	in Statement of Income	December 31, 2009

Derivatives Designated as Hedging Instruments

Ineffectiveness of derivative instruments designated as
hedging instruments
Cash flow hedges – interest rate swaps	Other income (expense)	$3.9
Fair value hedges – cross currency swaps	Interest income (expense)	(6.2)

		(2.3)
Discontinuance of cash flow and fair value hedge
accounting

Cash flow hedges – interest rate swaps	Other income (expense)	(32.3)
Fair value hedges – interest rate swaps	Interest income (expense)	63.9
Fair value hedges – cross currency swaps	Interest income (expense)	21.7

		53.3
Reclassification of accumulated other comprehensive loss
to earnings for cash flow hedges
Cash flow hedges – interest rate swaps	Interest income (expense)	(55.7)

Total Derivatives Designated as Hedging Instruments		(4.7)

Derivatives Not Designated as Hedging Instruments
Cross currency swaps	Other income (expense)	(43.0)
Cross currency swaps(1)	Reorganization (expense)	(110.3)
Interest rate swaps	Other income (expense)	90.6
Interest rate swaps(2)	Reorganization (expense)	127.0
Foreign currency forward exchange contracts	Other income (expense)	(4.0)
Total return swap(3)	Other income (expense)	(285.0)
TARP Warrant	Other income (expense)	70.6

Derivatives not qualifying as hedges		(154.1)

Total derivatives-income statement impact		$(158.8)

(1) Following filing the petition on November 1, 2009 the Company recorded a $98.9 million loss on termination of cross currency swaps and $11.4 million loss on terminated derivatives.

(2) Following the filing the petition on November 1, 2009 the Company recorded a $27.5 million loss on termination of interest rate swaps and $154.5 million gain on terminated derivatives.

(3) Effect of change in valuation of derivative related to GSI facility.

The financing facility with GSI (See Note 9) is structured as a total return swap (TRS) and as a result amounts available for advances under the TRS are accounted for as a derivative. The estimated fair value of the derivative is based on a hypothetical transfer value, considering current market conditions and CIT’s specific financial and business situation. At December 31, 2009, the estimated fair value in a hypothetical transfer is not significant.

At December 31, 2008, there was $23,228.2 million of notional principal value of derivative financial instruments used in qualifying hedges and $17,052.7 million of notional principal value of derivatives used in non-qualifying hedges.

The following table presents notional values of derivative financial instruments by product that were used in fair value hedges, cash flow hedges and net investment hedges of foreign currency denominated investments in subsidiaries at December 31, 2008:

(dollars in millions)	Predecessor CIT December 31, 2008

Qualifying hedges, classified as either derivative counterparty assets or liabilities	Notional Amount
Interest rate swaps	$14,753.2
Cross currency swaps	4,369.7
Foreign currency forward exchange contracts	4,105.3

Total Qualifying Hedges	$23,228.2

NOTE 11 – OTHER LIABILITIES

Other liabilities were marked to estimated fair value as of December 31, 2009 in fresh start accounting. The difference between the historical carrying value and the estimated fair value was an increase and was principally related to fair value adjustments on commitments to purchase aircraft assets ($587 million) partially offset by tax liability decrease. The following table presents components of other liabilities:

Other Liabilities (dollars in millions)

	CIT	Predecessor CIT

	December 31, 2009	December 31, 2008

Accrued Liabilities and Payables
Estimated valuation of aerospace commitments (1)	$586.6	$–
Equipment maintenance reserves	552.0	469.9
Accrued expenses	433.2	745.4
Accounts payable	344.8	3.9
Accrued interest payable	213.1	539.5
Security and other deposits	208.6	225.4
Current and deferred taxes	(296.1)	(142.9)
Other liabilities	169.1	450.1

	$2,211.3	$2,291.3

(1) Upon adoption of fresh start accounting, certain commitments, specifically aerospace commitments, were fair valued, and this amount relates to the difference between our commitment and fair values.

NOTE 12 – FAIR VALUE

Fair Value Hierarchy

The Company is required to report fair value measurements for specified classes of assets and liabilities. See Note 1 – “Business and Summary of Significant Accounting Policies” for fair value measurement policy.

The company remeasured assets and liabilities as of December 31, 2009 in fresh start accounting. The gains and losses related to these fair value adjustments were recorded in the statement of operations of the Predecessor Company. Assets and liabilities remeasured at fair value in conjunction with fresh start accounting, as well as those where the measurement objective specifically requires the use of fair value, which is a recurring valuation, (i.e. derivatives, retained interests and assets held for sale) are set forth in the table below:

(dollars in millions)

	2009 Valuation Methodology	Asset / (Liability)	Level 1	Level 2	Level 3

Assets
Trading assets - derivatives	ASC 820 – Fair Value	$44.1	$–	$44.1	$–
Investments - retained interests in
securitizations	ASC 820 – Fair Value	139.7	–	–	139.7
Assets held for sale (1)	ASC 820 – Fair Value	343.8	11.4	272.2	60.2
Operating lease equipment	Fresh start accounting	10,910.0	–	6,505.7	4,404.3
Loans, net	Fresh start accounting	34,865.8	–	3,030.7 (2)	31,835.1
Goodwill and intangible assets, net	Fresh start accounting	464.5	–	–	464.5
Other assets	Fresh start accounting	3,435.3	263.6	25.1	3,146.6

Total Assets		$50,203.2	$275.0	$9,877.8	$40,050.4

Liabilities
Deposits	Fresh start accounting	$(5,218.6)	$–	$–	$(5,218.6)
Trading liabilities - derivatives	ASC 820 – Fair Value	(41.9)	–	(40.4)	(1.5)
Credit balances of factoring clients	Fresh start accounting	(892.9)	–	–	(892.9)
Other liabilities	Fresh start accounting	(2,211.3)	–	–	(2,211.3)
Long-term borrowings	Fresh start accounting	(43,263.0)	(20,931.8)	(16,718.5)	(5,612.7)

Total Liabilities		$(51,627.7)	$(20,931.8)	$(16,758.9)	$(13,937.0)

(1) Assets held for sale are valued at the lower of cost or market.

(2) Includes amounts relating to assets traded in the market place on or around the Emergence Date.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

Predecessor CIT	Total	Level 1	Level 2	Level 3
December 31, 2008
Assets
Securities available for sale	$88.5	$88.5	$–	$–
Retained interests in securitizations	229.4	–	–	229.4
Trading assets at fair value – derivatives	139.4	–	121.8	17.6
Derivatives counterparty receivable assets at fair value	1,489.5	–	1,489.5	–

Total Assets	$1,946.8	$88.5	$1,611.3	$247.0

Liabilities
Trading liabilities at fair value – derivatives	$127.4	$–	$105.0	$22.4
Derivatives counterparty liabilities at fair value	433.7	–	433.7	–

Total Liabilities	$561.1	$–	$538.7	$22.4

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

Predecessor CIT	Total	Level 1	Level 2	Level 3	Total Net Losses
December 31, 2008
Assets
Impaired loans	$774.5	$–	$–	$774.5	$(289.8)

Total	$774.5	$–	$–	$774.5	$(289.8)

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis:

		Retained
		Interests in
	Total	securitizations	Derivatives

December 31, 2007	$1,165.8	$1,170.0	$(4.2)
Gains or losses realized/unrealized
Included in Other Income	14.2	5.0	9.2
Included in Other Comprehensive Income	(27.3)	(17.5)	(9.8)
Other net	(928.1)	(928.1)	–

December 31, 2008	$224.6	$229.4	$(4.8)
Gains or losses realized/unrealized
Included in Other Income	(336.2)	(37.9)	(298.3)
Included in Other Comprehensive Income	15.0	(1.6)	16.6
Settlements and foreign currency translation	234.8	(50.2)	285.0

Year ended December 31, 2009	$138.2	$139.7	$(1.5)

The loss on derivatives principally pertains to the total return swap secured financing with GSI. A portion of the loss relates to certain cross-currency swaps that economically hedge currency exposures, but do not qualify for hedge accounting. Such losses were essentially offset by gains on corresponding currency transactional exposures. The 2008 retained interests reduction reflects the restructuring of certain facilities, which brought on balance sheet previously securitized assets.

FAIR VALUES OF FINANCIAL INSTRUMENTS

2009

Assumptions used in valuing financial instruments as of December 31, 2009 are described in Note 1 – “Business and Summary of Significant Accounting Policies” and in Note 2 – “Fresh Start Accounting”.

2008

Assumptions used in 2008 to value financial instruments are set forth below:

Derivatives –- the estimated fair values of derivatives were calculated internally using market data and represent the net amount receivable or payable to terminate, taking into account current market rates. See Note 10 – “Derivative Financial Instruments” for notional principal amounts and fair values.

Investments – retained interests in securitizations - fair values were estimated using discounted cash flow (“DCF”) models. Significant assumptions, including estimated credit losses, prepayment speeds and discount rates, are utilized to estimate the fair values, both at the date of securitization and subsequent valuations.

Assets held for sale – recorded at lower of cost or market on the balance sheet.

Loans – fair value of loans was based on available market pricing. For performing loans for which market pricing was not available, the fair value of fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 13.3% to 23.4%. For floating-rate loans, we used average LIBOR spreads which ranged between 11.6% and 16.7% to approximate carrying values. The net carrying value of lease finance receivables that are not subject to fair value disclosure totaled $9.6 billion.

Deposits – the fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation range from 1.55% to 4.65%.

Long-term borrowings –Most fixed-rate notes were valued based on quoted market estimates. Where market estimates were not available, values were computed using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt. Discount rates used in the present value calculation ranged from 3.31% to 16.88%. The difference between the carrying values of long-term borrowings reflected in the consolidated balance sheets is accrued interest payable.

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets:

December 31, (dollars in millions)

	CIT 2009		Predecessor CIT 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Assets
Trading assets - derivatives	$44.1	$44.1	$139.4	$139.4
Investments - retained interest in securitizations	139.7	139.7	229.4	229.4
Assets held for sale	343.8	343.8	156.1	156.1
Loans (excluding leases)	27,291.3	27,291.3	39,352.9	31,036.0
Derivative counterparty assets	–	–	1,489.5	1,489.5
Other assets (1)	2,336.2	2,336.2	2,862.0	2,862.0

Liabilities
Deposits (2)	$(5,253.1)	$(5,253.1)	$(2,651.9)	$(2,774.2)
Trading liabilities - derivatives	(41.9)	(41.9)	(127.4)	(127.4)
Derivative counterparty liabilities	–	–	(433.7)	(433.7)
Long-term borrowings (2)	(43,441.5)	(43,441.5)	(64,264.5)	(50,011.3)
Other liabilities (3)	(1,701.7)	(1,701.7)	(1,895.4)	(1,895.4)

(1)Other assets subject to fair value include accrued interest receivable, certain investment securities, servicing assets and miscellaneous other assets. The carrying amount of accrued interest receivable approximates fair value.

(2) Deposits and long-term borrowings include accrued interest.

(3) Other liabilities include accrued liabilities and deferred federal income taxes. Accrued liabilities and payables have a fair value that approximates carrying value.

NOTE 13 – STOCKHOLDERS’ EQUITY

All previous capital stock, including previously issued preferred Series A, Series B, Series C and Series D – TARP and Predecessor Common Stock, including all options held by employees to purchase Predecessor Common Stock, were cancelled. A rollforward detailing Successor and Predecessor Common Stock is presented in the following table:

Number of Shares of Common Stock

	Predecessor CIT

	Issued	Less Treasury	Outstanding

Predecessor Common Stock - December 31, 2008	395,068,272	(6,327,844)	388,740,428
Conversion of Preferred Series C to common shares	56,203,139	–	56,203,139
Shares sold to allow preferred dividend payment	3,100,000	–	3,100,000
Restricted/performance shares issued	212,394	–	212,394
Employee stock purchase plan participation	–	120,496	120,496
Shares held to cover taxes on vesting restricted shares and other	–	(43,010)	(43,010)
Cancellation	(454,583,805)	6,250,358	(448,333,447)

Predecessor Common Stock - December 10, 2009	–	–	–

		Successor CIT

Issuance of Successor Common Stock	200,035,561	–	200,035,561

Successor Common Stock - December 31, 2009	200,035,561	–	200,035,561

Accumulated Other Comprehensive Income/(Loss)

In conjunction with the reorganization and adoption of fresh start accounting, components of Other Comprehensive Income/(Loss) were eliminated.

Accumulated Other Comprehensive Income/(Loss) (dollars in millions)

	CIT	Predecessor CIT

	December 31,	December 31,
	2009	2008	2007

Changes in fair values of derivatives qualifying as cash flow hedges	$–	$(136.9)	$(96.6)
Foreign currency translation adjustments	–	31.3	319.1
Benefit plan net (loss) and prior service (cost), net of tax	–	(98.7)	(35.6)
Unrealized (Loss) gain on equity and securitization investments	–	(1.3)	7.9

Total Accumulated Other Comprehensive (Loss) Income	$–	$(205.6)	$194.8

NOTE 14 – REGULATORY CAPITAL

On December 22, 2008, The Board of Governors of the Federal Reserve (“FRB”) approved the Company’s application to become a bank holding company. On December 22, 2008 CIT Bank converted its charter as an industrial loan company to a non-member commercial bank, which continues to be supervised by the FDIC and the Utah Department of Financial Institutions.

The Company and CIT Bank are each subject to various regulatory capital requirements administered by the FRB and the FDIC, respectively. Under applicable Agency capital adequacy guidelines and, with respect to CIT Bank, the regulatory framework for prompt corrective action (“PCA”), the Company and CIT Bank must meet specific capital guidelines that involve quantitative measures of each institution’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Each institution’s regulatory capital amounts and CIT Bank’s PCA classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in regulators taking certain mandatory, or in some circumstances discretionary actions (including being required to divest CIT Bank or CIT Bank becoming subject to FDIC conservatorship or receivership) that could have a material adverse effect on the Company. Both CIT and CIT Bank were classified as “well-capitalized” under the regulatory framework at December 31, 2009.

On July 16, 2009, the FDIC and the Utah Department of Financial Institutions (the “UDFI”) each issued an order to cease and desist to CIT Bank (together, the “Orders”). The Orders were in connection with the diminished liquidity of Predecessor CIT. CIT Bank, without admitting or denying any allegations made by the FDIC and UDFI, consented and agreed to the issuances of the Orders.

Each of the Orders directs CIT Bank to take certain affirmative actions, including among other things, ensuring that it does not allow any “extension of credit” to CIT or any other affiliate of CIT Bank or engage in any “covered transaction,” declare or pay any dividends or other payments representing reductions in capital, or increase the amount of “Brokered Deposits” above the $5.527 billion held at July 16, 2009, without the prior written consent of the FDIC and the UDFI. Since the receipt of the Orders, new corporate finance business originations within the bank operations have been limited. Further, on August 14, 2009, CIT Bank provided to the FDIC and the UDFI a contingency plan that ensures the continuous, satisfactory servicing of CIT Bank’s loans if CIT is unable to perform such servicing.

On August 12, 2009, CIT entered into a Written Agreement with the Federal Reserve Bank of New York (the “Reserve Bank”). The Written Agreement requires regular reporting to the Reserve Bank, the submission of plans related to corporate governance, credit risk management, capital, liquidity and funds management, the Company’s business and the review and revision, as appropriate, of the Company’s consolidated allowances for loan and lease losses methodology. Prior written approval by the Reserve Bank is required for payment of dividends and distributions, incurrence of debt, other than in the ordinary course of business, prepayment of debt and the purchase or redemption of stock. The Company obtained approval of the Reserve Bank in connection with the issuance of the New Notes upon emergence from bankruptcy.

The Board of Directors appointed a Special Compliance Committee to monitor and coordinate compliance with the Written Agreement. Predecessor CIT submitted a capital plan and a liquidity plan, as well as a draft of the recapitalization plan, on August 27, 2009, and its credit risk management plan on October 8, 2009 as required by the Written Agreement. Further, Predecessor CIT prepared and submitted its corporate governance plan and business plan to the Federal Reserve Bank of New York on October 26, 2009. Each of these plans was updated to reflect recent events and submitted to the Reserve Bank on January 29, 2010. The Company is continuing to provide periodic reports to the Reserve Bank. The Written Agreement has not been affected by the consummation of the Plan.

Quantitative measures established by regulation to ensure capital adequacy require that the Company and CIT Bank each maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). In connection with becoming a bank holding company, the Company committed to a minimum level of total risk based capital of 13% of risk-weighted assets. In connection with CIT Bank’s conversion to a commercial bank, CIT Bank committed to maintaining for three years a leverage ratio of at least 15%.

Losses during 2009 reduced Predecessor CIT’s level of Total Capital below the committed 13% level. The consummation of the Plan of Reorganization strengthened capital levels. Upon emergence, the value assigned to the equity of successor CIT was determined to be $8.4 billion. (See Note 1 and Note 2 for details.) Upon emergence, 200 million shares of new common shares were issued to eligible debt holders subject to the Plan and all equity of Predecessor CIT, including the $2.3 billion of preferred stock and warrant issued to the U.S. Treasury under the TARP program, was eliminated.

CIT’s Tier 1 and Total Capital Ratios (after fresh start accounting) were each 14.2% at December 31, 2009, up from 9.4% and 13.1% at December 31, 2008. We reduced risk-weighted assets to $55.2 billion from $79.4 billion. The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the Reserve Bank, which may result in refinements to the amount reported as of December 31, 2009.

At December 31, 2009, and 2008, CIT Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events that management believes changed the Institution’s category.

Regulatory Capital Ratios (dollars in millions)

					To Be Well
				Ratio for	Capitalized Under
		Actual		Capital Adequacy	Prompt Corrective
		Amount	Ratio	Purposes	Action Provisions

Total Capital (to risk weighted assets):
CIT(1)	December 31, 2009	$7,834.2	14.2%	13.0%	N/A
Predecessor CIT	December 31, 2008	$10,369.7	13.1%	13.0%	N/A
CIT Bank	December 31, 2009	$1,579.5	45.9%	8.0%	10.0%
CIT Bank	December 31, 2008	$563.7	23.5%	8.0%	10.0%
Tier 1 Capital (to risk weighted assets):
CIT	December 31, 2009	$7,834.2	14.2%	4.0%	N/A
Predecessor CIT	December 31, 2008	$7,498.8	9.4%	4.0%	N/A
CIT Bank	December 31, 2009	$1,579.5	45.9%	4.0%	6.0%
CIT Bank	December 31, 2008	$533.4	22.2%	4.0%	6.0%
Tier 1 Capital (to average assets) (Leverage Ratio):
CIT	December 31, 2009	$7,834.2	11.3%	4.0%	N/A
Predecessor CIT	December 31, 2008	$7,498.8	9.6%	4.0%	N/A
CIT Bank	December 31, 2009	$1,579.5	17.1%	15.0%	5.0%
CIT Bank	December 31, 2008	$533.4	15.8%	15.0%	5.0%

The following table presents the components of Tier 1 Capital and Total Capital for the Company and CIT Bank:

Regulatory Capital Ratios (dollars in millions)

			Predecessor	CIT Bank
		CIT	CIT	December	December
		December 31,	December 31,	31,	31,
	Tier 1 Capital	2009	2008(1)	2009	2008

	Total stockholders’ equity	$8,400.0	$8,124.3	$1,668.7	$533.4
	Items in Accumulated Other Comprehensive
	Loss excluded from Tier 1 Capital	–	138.5	–	–

	Adjusted total equity	8,400.0	8,262.8	1,668.7	533.4
	Qualifying non-controlling interest	–	33.0		–
Less:	Goodwill	(239.4)	(568.1)	–	–
	Disallowed intangible assets	(225.1)	(130.5)	(45.7)	–
	Investment in certain subsidiaries	(2.8)	(22.0)		–
	Other Tier 1 components(2)	(98.5)	(76.4)	(43.5)	–

	Tier 1 Capital	7,834.2	7,498.8	1,579.5	533.4
	Tier 2 Capital
	Long-term debt and other instruments qualifying
	as Tier 2 Capital	–	1,899.0	–	–
	Qualifying reserve for credit losses	–	993.8	–	30.3
	Other Tier 2 components	–	(21.9)	–	–

	Total qualifying capital	$7,834.2	$10,369.7	$1,579.5	$563.7

	Risk-weighted assets	$55,241.1	$79,403.2	$3,441.3	$2,400.8

	Tier 1 Capital Ratio	14.2%	9.4%	45.9%	22.2%
	Total Capital Ratio	14.2%	13.1%	45.9%	23.5%

(1) December 2008 balances were reclassified to conform to current presentation.

(2) Includes the portion of net deferred income tax assets that does not qualify for Tier 1 capital, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable equity securities (net of tax).

NOTE 15 – EARNINGS PER SHARE

As discussed in Note 13 – Stockholders’ Equity, all Predecessor CIT’s common stock, along with all potential equivalents such as warrants and options, were cancelled as of the Confirmation Date. CIT issued 200,035,561 shares of New Common Stock to eligible debt holders in accordance with the Plan.

The weighted average common shares outstanding at December 31, 2009 assumes that predecessor common stock remained outstanding through December 31, 2009, the accounting Convenience Date (see Note 1).

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

Earnings Per Share (dollars in millions, except per share amount; shares in thousands)

	Predecessor CIT

	Years Ended December 31,
	2009	2008	2007

Earnings / (Loss)
Net income (loss) from continuing operations, before preferred stock
dividends	$184.3	$(633.1)	$792.0
Loss from discontinued operations	–	(2,166.4)	(873.0)

Net income (loss) before preferred stock dividends	184.3	(2,799.5)	(81.0)
Preferred stock dividends	(188.1)	(64.7)	(30.0)

Net loss attributable to common stockholders - basic	$(3.8)	$(2,864.2)	$(111.0)

Weighted Average Common Shares Outstanding
Basic shares outstanding	399,633	259,070	191,412
Stock-based awards	–	–	2,515

Diluted shares outstanding	399,633	259,070	193,927

Basic Earnings Per common share data
Income (loss) from continuing operations, after preferred stock
dividends	$(0.01)	$(2.69)	$3.98
Loss from discontinued operations	–	(8.37)	(4.56)

Net loss	$(0.01)	$(11.06)	$(0.58)

Diluted Earnings Per common share data
(Loss) income from continuing operations, after preferred stock
dividends	$(0.01)	$(2.69)	$3.93
Loss from discontinued operations	–	(8.37)	(4.50)

Net loss	$(0.01)	$(11.06)	$(0.57)

NOTE 16 – OTHER INCOME

The following table sets forth the components of other income:

Total Other Income (dollars in millions)

	Predecessor CIT

	Years Ended December 31,
	2009	2008	2007

Rental income on operating leases	$1,899.5	$1,965.3	$1,990.9
Other:
Factoring commissions	173.5	197.2	226.6
Change in estimated fair value TARP Warrant liability	70.6	–	–
Fees and commissions	46.6	234.6	490.4
Gains on sales of leasing equipment	56.0	173.4	117.1
Gains (losses) on securitizations	0.6	(7.1)	45.3
Gains on portfolio dispositions	–	4.2	483.2
Investment (losses) gains	(58.0)	(19.0)	2.8
Valuation allowance for assets held for sale	(79.8)	(103.9)	(22.5)
(Losses) gains on loan sales and syndication fees	(197.5)	15.6	234.0
Change in Goldman Sachs facility derivative fair value	(285.0)	–	–

Total Other	(273.0)	495.0	1,576.9

Total Other Income	$1,626.5	$2,460.3	$3,567.8

NOTE 17 – OTHER EXPENSES

The following table sets forth the components of other expenses:

Total Other Expenses (dollars in millions)

	Predecessor CIT

	Years Ended December 31,
	2009	2008	2007

Depreciation on operating lease equipment	$1,141.8	$1,145.2	$1,172.3
Salaries and general operating expenses:
Compensation and benefits	522.5	752.4	845.6
Professional fees – other	125.9	124.6	101.3
Professional fees – Reorganization Plan	98.4	–	–
Technology	77.0	83.7	89.4
Net occupancy expense	66.8	74.7	74.3
Other expenses	207.2	245.1	279.0

Total salaries and general operating expenses	1,097.8	1,280.5	1,389.6
Provision for severance and facilities exiting activities	42.9	166.5	37.2
Goodwill and intangible assets impairment charges	692.4	467.8	312.7
(Gains) losses on debt and debt-related derivative
extinguishments	(207.2)	(73.5)	139.3

Total Other Expenses	$2,767.7	$2,986.5	$3,051.1

NOTE 18 – INCOME TAXES

The (benefit)/provision for income taxes is comprised of the following:

Years Ended December 31, (dollars in millions)	Predecessor CIT
	2009	2008	2007

Current federal income tax (benefit) provision	$(15.5)	$(27.7)	$31.4
Deferred federal income tax provision (benefit)	50.5	(900.8)	(262.4)

Total federal income taxes	35.0	(928.5)	(231.0)

Current state and local income taxes	3.8	21.5	18.6
Deferred state and local income taxes	18.0	(84.7)	(27.8)

Total state and local income taxes	21.8	(63.2)	(9.2)
Total foreign income taxes	(188.9)	38.1	45.8

Total benefit for income taxes	(132.1)	$(953.6)	$(194.4)

Continuing operations	(132.1)	$(444.4)	$300.9
Discontinued operation	–	(509.2)	(495.3)

Total benefit for income taxes	$(132.1)	$(953.6)	$(194.4)

The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are presented below:

December 31, (dollars in millions)	Deferred Tax Assets (Liabilities)
	CIT 2009	Predecessor CIT 2008

Deferred Tax Assets:
Net operating loss (NOL) carry forwards	$3,087.6	$1,734.4
Less: Valuation Allowance	(1,567.7)	(635.6)
Provision for credit losses	–	377.6
Alternative minimum tax credits	118.1	118.1
Accrued liabilities and reserves	179.9	151.9
Loans and direct financing leases	1,642.6	–
Other	1,090.4	475.3

Total deferred tax assets	4,550.9	2,221.7

Deferred Tax Liabilities:
Operating leases	(308.1)	(1,124.5)
Leveraged leases	–	(177.3)
Loans and direct financing leases	–	(694.4)
Securitizations	91.0	(83.4)
Debt	(885.6)	–
Effects of Discharge of Indebtedness	(3,062.6)	–
Other	(118.1)	(78.8)

Total deferred tax liabilities	(4,283.4)	(2,158.4)

Net deferred tax asset	$267.5	$63.3

As part of fresh start accounting, the Company wrote down assets and liabilities to fair value. The impact of fresh start accounting on deferred taxes was to increase deferred tax assets by $2.4 billion. This increase was offset by an addition to the valuation allowance of $2.2 billion, resulting in a net increase in deferred tax assets of approximately $200 million.

The Internal Revenue Service Code (“Code”) generally requires income from cancellation of indebtedness to be recognized and included in taxable income. Recognition is not included in income, if the cancellation of indebtedness income is realized pursuant to a confirmed plan of reorganization, but certain favorable tax attributes must be reduced, as was the case for us.

Under the bankruptcy exception, we reduced tax attributes, principally NOL carry forwards by $5.2 billion and tax bases in assets by $2.6 billion, which together equal the amount of cancellation of indebtedness income that we excluded from taxable income. We calculated cancellation of debt income of $7.8 billion, which equaled the excess of indebtedness discharged of $13.4 billion, over the value of consideration given, in our case equity valued at $5.6 billion. We established a $3.1 billion deferred tax liability for cancellation of indebtedness income and reduced our valuation allowance by the same amount.

At December 31, 2009, we had NOL’s of $7.6 billion prior to cancellation of indebtedness income. After cancellation of indebtedness income, we estimate that we will have remaining NOL carry forwards of $2.6 billion, which expire from 2027 through 2029.

CIT’s reorganization constituted an ownership change under Section 382 of the Code which places an annual dollar limit on the use of NOL carry forwards. There are two relief provisions for limitations on NOL usage in Chapter 11 bankruptcy. Under one provision, we avoid any limitation on our use of NOL carry forwards, but the amount of the NOL is calculated without taking into account deductions for certain interest expense with respect to notes that were exchanged for equity, effectively reducing our NOL. In addition, if we undergo an ownership change within two years of the reorganization, our remaining NOL carry forwards, if any, would be entirely eliminated. To reduce this risk, our Articles of Incorporation were amended to include restrictions on trading of the Company’s Common Stock. See Item 5 – “Market for Registrant’s Common Equity and Related Shareholder Matters”. Under the second provision, the calculation of the annual limitation of usage of NOL’s is based on the value of equity immediately after any ownership change. If we elect this second provision, we estimate our NOL usage will be limited to $230 million per annum; however, the requirement to eliminate unused NOL carry forwards upon a change of ownership within two years of the reorganization would not apply. We have not yet made our final determination of which relief provision we will select.

In addition to Federal NOL carry forwards, we have deferred tax assets of $404 million and $6 million related to state NOL’s and capital losses that will expire in years beginning in 2010 and $171 million related to foreign NOL’s. As a result of our operating losses, we concluded that a significant portion of our federal, state and foreign net deferred tax assets were not greater than 50 percent likely to be realized. As a result, we increased our valuation allowance by $743 million, $189 million and $206 million against federal, state and foreign, net deferred tax assets during 2009.

At December 31, 2008, a valuation allowance of $30 million for state NOL’s was recorded in continuing operations and a valuation allowance against federal and state NOL’s of $559.5 million was recorded in discontinued operation. At December 31, 2007, a valuation allowance of $46.1 million was recorded for state NOL’s and capital losses.

Prior to 2009, we did not provide any federal income taxes nor any non-U.S. withholding taxes on undistributed earnings from our non-U.S. operations, because such earnings were considered to be re-invested indefinitely. As we are in the early stages of developing our long term strategic and liquidity plans, we decided to change our assertion as to indefinite reinvestment with respect to unremitted earnings totaling $159 million at December 31, 2009. As a result, income tax expense for 2009 includes a net charge of $10 million, ($57 million provision net of a valuation allowance utilization of $47 million), for any taxes which would be incurred in connection with repatriation of earnings, if any.

	Predecessor CIT Effective Tax Rate
Percentage of Pretax Income Years Ended December 31,
	2009	2008	2007

Continuing Operations
Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	22.6	4.5	2.8
Tax on international operations	518.0	5.1	(15.9)
Non-deductible goodwill impairment charge	(68.8)	(6.2)	9.2
Deferred tax release associated with aircraft transfers	–	–	(1.3)
Valuation allowance	1,133.7	–	–
Cancellation of indebtedness income	(2,122.2)	–	–
Other	223.1	2.9	(2.3)

Effective Tax Rate–Continuing Operations	(258.6)%	41.3%	27.5%

Discontinued Operation
Federal income tax rate	n/a	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	n/a	4.2	2.7
Valuation Allowance	n/a	(20.9)	–
Other	n/a	0.7	(1.5)

Effective Tax Rate – Discontinued Operation	n/a	19.0%	36.2%

Total Effective tax rate	n/a	25.4%	71.4%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows: (dollars in millions)

Balance at December 31, 2008	$110.9
Additions for tax positions related to current year	25.3
Additions for tax positions related to prior years	36.0
Reductions for tax positions of prior years	(81.0)
Settlements and payments	(40.3)
Expiration of statutes of limitations	(5.9)
Foreign currency revaluation	5.1

Balance at December 31, 2009	$50.1

During the year ended December 31, 2009, the Company recognized an approximate $79.5 million decrease in the liability for unrecognized tax benefits and associated interest and penalties, net of an $8.5 million increase attributable to foreign currency revaluation. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. During the year ended December 31, 2009, we recognized an $18.6 million decrease in interest and penalties associated with uncertain tax positions, net of a $3.4 million increase attributable to foreign currency translation.

Unrecognized tax benefits total $50.1 million, which would lower our effective tax rate, if realized. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reversed and further reduce the income tax provision. The Company believes that the total unrecognized tax benefits may decrease, in the range of $0 to $10 million, due to the settlements of audits and the expiration of various statutes of limitations prior to December 31, 2010.

The Company settled Internal Revenue Service examinations for taxable years ending December 31, 1997 through December 31, 2004. These settlements did not have a material financial impact. The Company has subsidiaries that are under examination in various states, provinces and countries for years ranging from 1997 through 2007. Management does not anticipate that these examination results will have any material financial impact.

The Company, as required by regulation, made payments totaling $93 million (CAD) to Revenue Canada (“CRA”) in connection with disputed tax positions related to certain leasing transactions. We settled with CRA with respect to these transactions in 2009 and we received a partial refund (mostly interest) of $45 million (CAD). These leasing transactions were originated by a predecessor company and the predecessor shareholders provided us with a tax indemnification. Management believes that any settlement with CRA or the indemnitors should not have a material impact to the Company’s financial position or results of operations.

NOTE 19 – RETIREMENT, POSTRETIREMENT AND OTHER BENEFIT PLANS

Retirement and Postretirement Medical and Life Insurance Benefit Plans

CIT provides various benefit programs, including defined benefit pension, postretirement healthcare and life insurance, and defined contribution plans. The retirement and postretirement plans were not impacted by the Plan of Reorganization. A summary of major plans is provided below.

Retirement Benefits

CIT has both funded and unfunded noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees, each of which is designed in accordance with practices and regulations in the related countries. Retirement benefits under defined benefit pension plans are based on employee’s age, years of service and qualifying compensation.

Our largest plan is the CIT Group Inc. Retirement Plan (the “Plan”), which accounts for 73% of our total pension benefit obligation at December 31, 2009. The Plan covers U.S. employees who have completed one year of service and have attained the age of 21. The Plan has a “cash balance” formula that became effective January 1, 2001. Active participants covered by this formula are credited with a percentage (5% to 8% depending on years of service) of “Benefits Pay” (comprised of base salary, plus certain annual bonuses, sales incentives and commissions). Balances accumulated under this formula also receive periodic interest, subject to certain government limits. The interest credit was 3.18%, 4.57%, and 4.78% for the years ended December 31, 2009, 2008, and 2007, respectively. The Plan also provides traditional pension benefits under the legacy portion of the Plan to employees who elected not to convert to the “cash balance” feature. Participants under the legacy portion represent 62% of the Plan’s aggregate pension benefit obligation in dollars. Only 9% of actively employed participants are in the legacy portion.

Effective January 1, 2008, the Plan vesting schedule was amended from five to three years in accordance with the requirements of the Pension Protection Act of 2006. Upon termination or retirement, vested participants have the option of receiving their benefit in a lump sum, deferring their payment to age 65 or converting their vested benefit to an annuity.

The Company also maintains a U.S. noncontributory supplemental retirement plan for participants whose benefit in the Plan is subject to Internal Revenue Code limitations and an executive retirement plan, which is closed to new members, together which aggregate 18% of the total pension benefit obligation at December 31, 2009.

Postretirement Benefits

CIT provides healthcare and life insurance benefits to eligible retired employees. U.S. retiree healthcare and life insurance account for 58% and 37% of the total postretirement benefit obligation, respectively. For most eligible retirees, healthcare is contributory and life insurance is non-contributory. Participants generally become eligible for postretirement benefits upon completion of ten years of continuous service after attaining age 50. Individuals hired prior to November 1999 generally become eligible after 11 years of continuous service after attaining age 44. The U.S. retiree healthcare plan pays a stated percentage of most medical expenses, reduced by a deductible and any payments made by the government and other programs. The U.S. retiree healthcare benefit includes a maximum on CIT’s share of costs for employees who retired after January 31, 2002. All postretirement plans are funded on a pay-as-you-go basis.

Obligations and Funded Status

In 2009, funded plans enjoyed a favorable investment return due to the rebound in the equity and fixed income markets, resulting in a strong increase in the fair value of plan assets.

In 2008, market conditions caused a dramatic decline in the fair value of plan assets, resulting in an increase in unfunded amounts of the retirement plans. The corresponding liability increase was recognized as a component of Other Comprehensive Income (after tax) at December 31, 2008, resulting in higher charges to earnings and higher cash contributions in 2009.

Under fresh start accounting, the accumulated Other Comprehensive Loss for retirement plans and the accumulated Other Comprehensive Income for postretirement plans was eliminated at December 31, 2009. As a result, net periodic cost for 2010 is not expected to include actuarial loss or prior service costs.

The following tables set forth changes in benefit obligation, plan assets, funded status and net periodic benefit cost of the retirement plans and postretirement plans:

	Retirement Benefits		Postretirement Benefits
(dollars in millions)	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$399.9	$391.1	$50.8	$49.6
Service cost	18.8	21.9	1.1	1.2
Interest cost	24.1	24.8	3.1	3.3
Actuarial (gain)/loss	(0.1)	10.1	(2.0)	(1.3)
Benefits paid	(38.8)	(42.2)	(5.6)	(5.5)
Other (a)	1.2	(5.8)	2.2	3.5

Benefit obligation at end of year	$405.1	$399.9	$49.6	$50.8

Change in plan assets
Fair value of plan assets at beginning of period	$188.6	$295.3	$–	$–
Actual return on plan assets	56.3	$(82.4)	–	–
Employer contributions	58.3	$22.1	3.4	3.3
Benefits paid	(38.7)	$(42.2)	(5.6)	(5.5)
Other (a)	1.4	$(4.2)	2.2	2.2

Fair value of plan assets at end of period	$265.9	$188.6	$–	$–

Funded status at end of year (b)(c)	$(139.2)	$(211.3)	$(49.6)	$(50.8)

(a)

Consists of any of the following: plan participants’ contributions, amendments, acquisition/transferred liabilities, plan settlements and curtailments, termination benefits, retiree drug subsidy, and currency translation adjustments

(b)	These amounts were recognized as liabilities in the Consolidated Balance Sheet at December 31, 2009 and 2008.

(c)	Company assets of $87.9 million related to the non-qualified U.S. executive retirement plan obligation are not included in plan assets but related liabilities are in benefit obligation.

The amount recognized in accumulated Other Comprehensive Income for the year ended December 31, 2008 was $154.6 million for retirement benefits. The amount related to postretirement benefits was insignificant. The accumulated benefit obligation for all defined benefit pension plans was $380.7 million and $375.8 million, at December 31, 2009 and 2008, respectively. Information for those defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31
	CIT	Predecessor CIT
(dollars in millions)	2009	2008
Projected benefit obligation	$389.2	$399.9
Accumulated benefit obligation	364.9	375.8
Fair value of plan assets	248.9	188.6

The net periodic benefit cost and other amounts recognized in Other Comprehensive Income consisted of the following:

	Retirement Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Service Cost	$18.8	$21.9	$25.2	$1.1	$1.2	$2.2
Interest Cost	24.1	24.8	22.7	3.1	3.3	3.3
Expected Return on plan assets	(18.6)	(19.9)	(22.2)	–
Amortization of prior service cost	2.1	2.4	2.7	–	(0.1)	(0.1)
Amortization of net loss/(gain)	14.7	1.3	0.9	(0.1)	(0.2)	0.6
Settlement and curtailment (gain)/loss	(0.4)	5.4	(0.3)	(0.1)	0.3	–
Termination benefits	0.4	0.9	0.7	–	–	–

Net periodic benefit cost	$41.1	$36.8	$29.7	$4.0	$4.5	$6.0

Other Changes in Plan Assets and Benefit Obligations Recognized on Other Comprehensive Income

Net (gain)/loss	$(38.8)	$112.0	$(23.3)	$(2.0)	$(1.3)	$(9.3)
Prior service cost (credit)	–	(2.2)	–	–	0.1	–
Amortization, settlement or
curtailment recognition of net
gain/(loss)	(14.7)	(1.6)	(0.3)	0.1	0.2	(0.6)
Amortization, settlement or
curtailment recognition of prior
service (cost)/credit	(2.1)	(5.2)	(2.9)	–	0.2	0.1
Impact of fresh-start accounting	(99.0)	–	–	2.2
Currency translation adjustment	–	(0.1)	(0.1)	–	–	–

Total recognized in OCI	$(154.6)	$102.9	$(26.6)	$0.3	$(0.8)	$(9.8)

Total recognized in net periodic
benefit cost and OCI	$(113.5)	$139.7	$3.1	$4.3	$3.7	$(3.8)

Assumptions

Discount rate assumptions used for pension and post-retirement benefit plan accounting reflect prevailing rates available on high-quality, fixed-income debt instruments with maturities that match the benefit obligation. The rate of compensation used in the actuarial model is based upon our long-term plans for any increases, taking into account both market data and historical increases.

Expected long-term rate of return assumptions on assets are based on projected asset allocation and historical and expected future returns for each asset class. Independent analysis of historical and projected asset returns, inflation, and interest rates are provided by our investment consultants and actuaries as part of our assumptions process.

The weighted average assumptions used in the measurement of benefit obligations are as follows:

	Retirement Benefits		Postretirement Benefits
	Successor CIT	Predecessor CIT	Successor CIT	Predecessor CIT
	2009	2008	2009	2008
Discount rate	5.96%	6.21%	5.75%	6.26%
Rate of compensation increases	3.95%	4.40%	4.00%	4.50%
Health care cost trend rate
Pre-65	n/a	n/a	8.20%	9.00%
Post-65	n/a	n/a	8.70%	8.40%
Ultimate health care cost trend rate	n/a	n/a	4.50%	4.50%
Year ultimate reached	n/a	n/a	2029	2029

The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2009 and 2008 are as follows:

	Retirement Benefits		Postretirement Benefits
	Successor CIT	Predecessor CIT	Successor CIT	Predecessor CIT
	2009	2008	2009	2008
Discount rate	6.21%	6.98%	6.26%	7.06%
Expected long-term return on plan assets	7.71%	7.91%	n/a	n/a
Rate of compensation increases	4.40%	4.34%	4.50%	4.50%

Healthcare rate trends have a significant effect on healthcare plan costs. We use both external and historical data to determine healthcare rate trends. An increase (decrease) of one-percentage point in assumed healthcare rate trends would increase (decrease) the postretirement benefit obligation by $1.7 million and ($1.5 million), respectively. The service and interest cost are not material.

Plan Assets

CIT maintains a “Statement of Investment Policies and Objectives” which specifies guidelines for the investment, supervision and monitoring of pension assets in order to manage our objective of ensuring sufficient funds to finance future retirement benefits. The asset allocation policy allows assets to be invested between 55% to 70% in Equities and 25% to 45% in Fixed-Income. The policy allows for diversifying investments in other asset classes or securities such as Hedge Funds, Real Estate and Commodities, as approved by the Investment Committee. The policy provides specific guidance on asset class objectives, fund manager guidelines and identification of prohibited and restricted transactions. It is reviewed periodically by our Investment Committee and external investment consultants. Members of the Investment Committee are appointed by the Chief Executive Officer and include the Chief Financial Officer, General Counsel, and other senior executives.

There were no direct investments in equity securities of CIT or its subsidiaries included in pension plan assets in any of the years presented.

Plan investments are stated at fair value. Equity securities are valued at the last trade price at primary exchange close time on the last business day of the year (Level 1). Registered Investment Companies are valued at the daily net asset value of shares held at year-end (Level 1).

Corporate and government debt are valued based on institutional bid data from contracted vendors. Vendors use observable market-based data to evaluate prices (Level 2). If observable market-based data is not available, other inputs such as extrapolated data, proprietary models, and indicative quotes are used to arrive at estimated prices a dealer would pay for the security (Level 3).

The table below sets forth asset fair value measurements at December 31, 2009:

(dollars in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$3.2	$3.2	$–	$–
Equity securities:
US companies	130.5	88.1	42.4	–
International companies	25.5	25.5	–	–
Fixed income securities:		–	–	–
Government issued	4.1	4.1	–	–
Corporate bonds	60.3	29.5	30.8	–
Other fixed income	13.0	13.0	–	–
Index linked bonds:
Government issued	3.6	3.6	–	–
Other types of investments:
Partnerships	6.1	–	6.1	–
Commodity linked funds	1.0	1.0	–	–
Hedge funds	18.1	–	–	18.1
Insurance contracts	0.5	–	–	0.5

Total assets at fair value	$265.9	$168.0	$79.3	$18.6

The table below sets forth changes in the fair value of the Plan’s level 3 assets for the year ended December 31, 2009:

(dollars in millions)	Total	Hedge Funds	Insurance Contracts

Balance at December 31, 2008	$42.5	$42.2	$0.3
Actual return on plan assets	–	–	–
Assets held at December 31, 2009	2.5	2.4	0.1
Assets sold during the year	1.0	1.0	–
Purchases, sales, and settlements, net	(27.4)	(27.5)	0.1
Transfers in or out of Level 3	–	–	–

Balance at December 31, 2009	$18.6	$18.1	$0.5

Contributions

Our policy is to make contributions to the extent they exceed the minimum required by laws and regulations, are consistent with our objective of ensuring sufficient funds to finance future retirement benefits and are tax deductible. Contributions are charged to Salaries and employee benefits expense over the expected average remaining service period of employees expected to receive benefits. During 2010, we currently expect to make a contribution of approximately $26 million to the U.S. Retirement Plan in accordance with our funding policy. For all other plans, we currently expect to contribute $8 million during 2010.

Estimated Future Benefit Payments

The following table depicts benefits projected to be paid from plan assets or from our general assets calculated using current actuarial assumptions. Actual benefit payments may differ from projected benefit payments.

For the years ended December 31, (dollars in millions)	Retirement Benefits	Gross Postretirement Benefits	Medicare Subsidy

2010	$59.1	$4.4	$(0.5)
2011	24.1	4.4	(0.5)
2012	24.8	4.3	(0.6)
2013	26.0	4.3	(0.6)
2014	27.6	4.3	(0.7)
2015-2019	159.5	20.2	(2.3)

Savings Incentive Plan

CIT has a number of defined contribution retirement plans covering certain of its U.S. and non-U.S. employees designed in accordance with conditions and practices in the countries concerned. The U.S. plan, which qualifies under section 401(k) of the Internal Revenue Code, is the largest and accounts for 72% of our total defined contribution retirement expense for the year ended December 31, 2009. Generally, employees may contribute a portion of their salary and bonus, subject to regulatory limits and plan provisions, and we match these contributions up to a threshold. The cost of these plans aggregated $17.8 million, $24.7 million and $28.9 million for the years ended December 31, 2009, 2008, and 2007.

Annual Bonus Plans

No discretionary annual bonus payments were awarded for the year ended December 31, 2009 other than for a small number of eligible participants with previously committed incentives or special awards. Annual bonuses are generally payable in cash to eligible employees under a combination of corporate bonus and sales incentive plans. Payments depend, in part, on corporate and business financial performance, a variety of subjective factors and individual participant responsibilities and performance during the fiscal period. Aggregate incentive pools are subject to review and approval by the Compensation Committee of the Board (the “Committee”).

For 2008, bonus payments totaled $58.6 million to eligible employees. For the year ended December 31, 2007, bonuses were $85.1 million. The Company also maintains sales incentive plans which cover eligible members of our sales force. These plans pay on a monthly or quarterly schedule based on commission and funding formulas. These also include annual plans, which pay on a discretionary basis. The cost of these sales incentive programs in 2009, 2008 and 2007 were $22.2 million, $99.9 million and $149.1 million.

In 2006, we adopted the Executive Incentive Plan, as approved by stockholders, which governs the annual cash-incentive for certain of our executive officers. This plan was suspended in 2009. The formula under the Executive Incentive Plan was designed to comply with Section 162(m) of the U.S. tax code and to permit us, thereby, to deduct the compensation we pay to our Named Executive Officers for federal income tax purposes. Under the Executive Incentive Plan, the maximum amount of annual incentive funding was limited to 2% of net income for a given fiscal year, and no more than 30% of that funding amount would have been available for payment to any single participant. The funding amounts generated under the formula provide a pool which could be allocated to eligible executive officers. No amounts were paid under the Executive Incentive Plan for the years ended December 31, 2009 and 2008. The 2007 bonus amount above includes $1.2 million paid to executive officers under the Executive Incentive Plan.

Stock-Based Compensation

Pursuant to the Confirmed Modified Second Amended Prepackaged Reorganization Plan of CIT Group Inc. and CIT Group Funding Company of Delaware LLC, all equity-based awards with respect to pre-emergence Common Stock issued under employee incentive plans were cancelled. The cancellation was treated as a settlement for no consideration and $29.0 million of compensation cost was accelerated during the reorganization period.

No equity-based awards including restricted stock, performance shares, or restricted cash units under the prior plan were granted to employees during 2009, other than stock options and restricted stock units granted in January 2009.

Pursuant to the Plan of Reorganization, the Company adopted the Amended and Restated CIT Group Inc. Long-Term Incentive Plan (the “LTIP”), which provides for grants of stock-based awards and replaced the Predecessor CIT Group Inc. Long-Term Incentive Plan (the “prior plan”). The initial number of shares of common stock that was issuable for all purposes under the LTIP was 10,526,316. The LTIP was approved by the Court and does not require shareholder approval.

Stock Options

Stock Options were granted to employees and members of the Board under the prior plan in 2009 with a vesting schedule of one third per year for three years, a 7-year term from the date of grant and with strike prices equal to the fair market value of the common stock on each respective grant date (i.e., in each case a date on which quarterly earnings were publicly announced). Vested options that become exercisable on the first anniversary of the grant date were granted to certain members of the Board who elected to receive options in lieu of cash compensation for their retainer.

Stock options granted under the prior plan in 2009, totaled 4,285,302 to employees for annual long-term incentives and 537,738 to members of the Board. The aggregate amount granted to Directors includes 14,151 options pursuant to individual director elections to receive options in lieu of all or a portion of the annual cash retainer, 429,247 pursuant to annual awards, and 94,340 pursuant to initial awards granted upon new members joining the Board. These stock options were cancelled in the reorganization. No stock options were exercised during 2009.

During 2008, 5,192,008 options were granted to employees as part of the annual long-term incentive process, as well as 450,000 options granted to new hires. In addition, 93,750 options were granted to members of the Board who elected to receive options in lieu of cash compensation for their retainer. The options issued to directors in lieu of cash compensation become exercisable on the first anniversary of the grant date. As part of the 2008 annual equity grant, 120,000 options were awarded to members of the Board, which had a one-third per year vesting schedule. The value of options exercised during 2008, outstanding and exercisable options as of December 31, 2008 were de minimis. These stock options were cancelled in the 2009 reorganization.

After our emergence from bankruptcy, options were granted during December 2009 under the LTIP to new Board members with terms similar to those described above.

Salaries and general operating expenses included $13.5 million of compensation expense related to employee stock option plans and employee stock purchase plans ($7.9 million after tax, $0.03 EPS) for the year ended December 31, 2009, $21.7 million ($12.5 million after tax, $0.05 EPS) for 2008, and $24.3 million ($13.0 million after tax, $0.07 EPS) for 2007. Compensation expense is recognized over the vesting period (requisite service period), generally three years, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. Valuation assumptions for new equity awards are established at the start of each fiscal year.

Stock option information is presented below:

For the years ended December 31,

	2009			2008
	Options	Weighted Average Price Per Option		Options	Weighted Average Price Per Option

Outstanding at beginning of period	16,646,479		$31.73	12,262,634	$42.94
January Grant	4,285,302		$2.29	1,221,317	$21.15
July Grant	n/a	$	n/a	4,420,691	$8.47
Granted – Other	537,738		$3.19	213,750	$9.54
Exercised	–	$	n/a	(1,867)	$19.63
Forfeited	(21,469,519)		$25.14	(1,470,046)	$43.23

Outstanding at December 10, 2009 (1)	–		$–	n/a	n/a
Granted – December 18, 2009 (2)	30,024		$27.50	n/a	n/a

Outstanding at end of period	30,024		$27.50	16,646,479	$31.73

Options exercisable at end of period	–		$–	10,356,179	$39.56

Options unvested at end of period	30,024		$27.50	6,290,300	$18.86

(1)	The Effective Date of the Confirmed Modified Second Amended Prepackaged Reorganization Plan of CIT Group Inc. and CIT Group Funding Company of Delaware LLC.
(2)	Stock options were granted under the LTIP to four new members of the Board of Directors on December 18, 2009.

The weighted average fair value of new options granted was $13.12 and $4.39 for the years ended December 31, 2009 and 2008. The fair value of new options granted was determined at the date of grant using the Black-Scholes option-pricing model, based on the following assumptions.

Option Issuance Range	Expected Option Life Range	Average Dividend Yield	Expected Volatility Range	Risk Free Interest Rate
2009
Successor CIT
December, 2009 – Director Grant	4.00-5.00 Years	0.00%	56.7%	1.81% – 2.30%

Predecessor CIT – all cancelled
January, 2009	2.83-4.83 Years	3.49%	96.5% – 108.1%	1.05% – 1.57%
January, 2009 – Section 16b (named officers)	4.75-5.58 Years	3.49%	94.0% – 96.9%	1.55% – 1.73%
May, 2009 – Director Grant	4.75-5.58 Years	0.00%	96.2% – 99.7%	1.94% – 2.21%
2008
January, 2008	2.33-4.33 Years	4.73%	48.3% – 49.9%	2.45% – 2.75%
January, 2008 – Section 16b (named officers)	4.75-5.58 Years	4.73%	48.8% – 50.0%	2.85% – 2.99%
May, 2008 – Director Grant	4.75-5.58 Years	3.05%	67.9% – 68.4%	3.08% – 3.25%
July, 2008	2.33-4.33 Years	4.72%	81.8% – 89.3%	2.68% – 3.20%
July, 2008 – Section 16b (named officers)	4.75-5.58 Years	4.72%	80.2% – 81.0%	3.29% – 3.44%
October, 2008 – Director Grant	4.75-5.58 Years	13.75%	99.0% – 100.2%	2.72% – 2.98%

For employees other than 16(b) officers (selected senior executives), the expected term was equal to the vesting period of the options plus 22 months for grants made in 2009. Since each vesting segment was valued separately, the expected term assumptions were 34, 46, and 58 months for those that vest in one, two and three years respectively.

For 16(b) officers, the expected life calculation is based on the average of the longest and shortest possible exercise periods given the restrictions on the exercise of options under the Executive Equity Retention Policy. Under this methodology, the expected life assumptions are 57 months, 62 months and 67 months for each tranche.

The entire cost of options granted is immediately recognized for those employees who are retirement eligible at the grant date. For options granted to employees who will reach retirement eligibility within the three year vesting period, the cost of the grants is amortized from the grant date through retirement eligibility date.

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

The following table summarizes information about stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Remaining Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Successor CIT
2009
$27.50	30,024	7.0	$27.50	–	$–

Predecessor CIT – all cancelled
2008
$2.91 – $20.00	4,324,535	6.3	$ 8.53	240,050	$8.56
$20.01 – $25.00	2,734,303	4.2	$22.02	1,746,934	$22.52
$25.01 – $35.00	1,043,626	4.2	$30.19	1,038,776	$30.17
$35.01 – $45.00	4,559,786	4.7	$40.66	4,559,786	$40.66
$45.01 – $60.00	3,508,791	3.6	$51.05	2,309,703	$50.77
$60.01 – $101.00	475,438	0.4	$73.89	460,930	$74.32

	16,646,479			10,356,179

The unrecognized pretax compensation cost related to employee stock options was $0.4 million at December 31, 2009, which is expected to be recognized in earnings over a weighted-average period of two years.

Employee Stock Purchase Plan

Pursuant to the Reorganization Plan, all shares previously authorized and available for issuance under the Employee Stock Purchase Plan (the “ESPP”) were cancelled in December 2009 and no shares were authorized for issuance.

Previously, eligibility for participation in the ESPP included participating employees who were employed for at least 20 hours per week, except that any employees designated as highly compensated were not eligible to participate. The ESPP was available to employees in the U.S. and to certain international employees. Under the ESPP, as amended and approved by shareholders in May 2009, CIT was authorized to issue up to 3,000,000 shares of common stock to eligible employees. Eligible employees could have chosen to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on the last business day of the quarterly offering period. The amount of common stock purchased by a participant through the ESPP was generally limited to $25,000 per year. A total of 120,496 shares were purchased in 2009 and 366,158 shares were purchased in 2008.

Restricted Stock

Restricted Stock Units (“RSUs”) granted to employees and restricted stock granted to members of the Board during 2009 under the prior plan generally were scheduled to vest either one third per year for three years or 100% after three years. Vested stock awards that were scheduled to remain subject to transfer restrictions through the first anniversary of the grant date were granted to certain members of the Board who elected to receive stock in lieu of cash compensation for their retainer.

RSUs awarded to employees for 2009 and 2008 were 655,022 and 3,627,789, respectively. These RSUs were awarded at the fair market value on the applicable grant dates and had either a one-third per year or three-year cliff-vest period. In addition, 167,401 and 90,872 restricted shares were granted during 2009 and 2008, respectively, to members of the Board. During 2009, the aggregate amount granted to directors includes 2,822 shares pursuant to individual director elections to receive stock that would have remained subject to transfer restrictions for one year in lieu of all or a portion of the annual cash retainer, 133,231 pursuant to annual awards, and 31,348 pursuant to initial awards granted upon new members joining the Board. Annual and initial equity grants were granted with a one-third per year vesting schedule. All restricted stock and restricted stock units issued under the prior plan were cancelled in the reorganization.

No Performance Shares were awarded during 2009 and 2008.

After our emergence from bankruptcy, restricted stock was granted during December 2009 under the LTIP to new Board members with terms similar to those described above.

For the years ended December 31, 2009 and 2008, $10.1 million and $9.2 million, respectively, are included in Salaries and general operating expenses related to restricted stock.

The following tables summarize restricted stock activity for 2009 and 2008:

	2009
	Restricted Shares/Units		Performance Shares
	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value

Unvested at beginning of the year	3,419,801	$9.06	1,064,203	$55.28
Granted to employees	655,022	$2.29	–	–
Granted to independent directors	167,401	$3.19	n/a	n/a
Forfeited / cancelled	(4,040,039)	$7.29	(1,064,203)	$55.28
Vested	(202,185)	$17.61	–	$–

Unvested at December 10, 2009 (1)	–	$–	n/a	n/a
Granted – December 18, 2009(2)	10,004	$27.50	n/a	n/a

Outstanding at end of period (Successor CIT)	10,004	$27.50	–	$–

(1)	The Effective Date of the Confirmed Modified Second Amended Prepackaged Reorganization Plan of CIT Group Inc. and CIT Group Funding Company of Delaware LLC.
(2)	Restricted stock was granted under the LTIP to four new members of the Board of Directors on December 18, 2009.

The fair value of restricted stock and performance shares that vested during 2009 was $0.5 thousand and $0 respectively.

	2008

	Restricted Shares/Units		Performance Shares

	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value

Predecessor CIT (all shares and units were cancelled)
Unvested at beginning of the year	189,687	$47.94	1,986,608	$50.46
Granted to employees	3,627,789	$8.87	–	–
Granted to independent directors	90,872	$8.34	n/a	n/a
Granted pursuant to performance above target
related to 2005-2007 performance shares	n/a	n/a	311,467	$40.74
Forfeited	(299,593)	$13.73	(239,396)	$52.85
Vested	(169,754)	$39.35	(994,476)	$41.69

Unvested at end of period	3,439,001	$9.06	1,064,203	$55.28

The fair value of restricted stock and performance shares that vested during 2008 was $1.6 million and $15.0 million respectively.

Restricted Cash Units

Eligible employees received deferred cash awards, described below, during 2009 in lieu of restricted cash units. During 2008, 1,804,595 restricted cash units were awarded at the fair market value on the applicable grant dates and generally had a three-year cliff-vest period. A limited number of awards granted in January 2008 for retention purposes were scheduled to vest one half per year for two years. All restricted cash units granted under the prior plan were cancelled in the reorganization.

Data for restricted cash unit awards is summarized below:

For the years ended December 31,

	2009		2008

	Number Of Units	Weighted Average Grant Date Fair Value	Number Of Units	Weighted Average Grant Date Fair Value

Outstanding at beginning of year	1,501,266	$16.03	51,571	$51.31
Granted	–	$–	1,804,595	$15.14
Forfeited/cancelled	(1,240,444)	$15.33	(272,957)	$16.65
Vested	(260,822)	$19.28	(81,943)	$16.52

Outstanding at end of year	–	$–	1,501,266	$16.03

The fair value of restricted cash units that vested during 2009 and 2008 was $0.7 million and $0.5 million, respectively.

Other Long-Term Incentives

Certain eligible employees were awarded long-term incentives during 2009 in the form of deferred cash payments. Deferred cash awards generally entitle recipients to a fixed cash payment either on the second or third anniversary of the date of grant, subject to continued employment with CIT through the payment date. Deferred cash payments of $5.4 million payable in three years and $18.9 million for retention purposes payable in two years were awarded for the year ended December 31, 2009. The amount of compensation expense recognized during 2009 related to deferred cash awards was $10.7 million.

Retention Program

On February 25, 2010, the Board of Directors approved a retention program for which approximately 3,300 employees are eligible to participate. Retention awards of $62 million were granted on March 16, 2010. For middle to senior level employees, the retention award will be paid via a combination of cash and restricted stock units that will vest in June and December 2010. Selected senior executives will receive the retention award entirely in restricted stock units that will vest in one and three years.

NOTE 20 – COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	CIT			Predecessor CIT
	December 31, 2009			December 31, 2008
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$628.2	$3,107.6	$3,735.8	$5,526.0
Vendor receivables	505.2	383.9	889.1	–
Letters of credit and acceptances:
Standby letters of credit	287.2	252.0	539.2	646.5
Other letters of credit	137.8	1.4	139.2	245.7
Guarantees, acceptances and other recourse obligations	1,396.6	–	1,396.6	748.4
Purchase and Funding Commitments
Aerospace and other manufacturer purchase commitments	584.6	4,192.7	4,777.3	5,559.9
Sale-leaseback payments	0.6	1.0	1.6	1,815.3
Other
Liabilities for unrecognized tax benefits	10.0	40.1	50.1	110.9

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

Financing commitments declined from $5.5 billion at December 31, 2008, to $3.7 billion at December 31, 2009, excluding $0.9 billion in additional funding commitments associated with vendor receivables. This decline reflected an increase in covenant restrictions combined with the expiration and utilization of financing commitments during the period. The Company experienced higher than usual utilization of financing commitments beginning at the end of June that continued through mid-July. Specifically, over $700 million of draws on unfunded commitments occurred during the week of July 13, 2009 just prior to the Company obtaining the $3 billion Credit Facility. The greatest level of drawdowns were from asset-based loans for which CIT was the lead agent, which totaled just over $500 million. At December 31, 2009, unfunded commitments related to lead agented asset-based loans totaled $674 million, down from $1,085 million at June 30, 2009. Subsequent to securing the $3 billion Credit Facility in July, the Company experienced a modest level of net repayments of lines previously drawn totaling approximately $500 million during the weeks of July 27 to September 21. Net repayments over this period could have been a result of the excessive draw activity in the week of July 13 due to headline risk surrounding CIT’s possible bankruptcy filing. Since announcing the filing of its plan of reorganization on November 1, 2009, the Company has not experienced any unusual increase in usage of unfunded financing commitments.

During the second quarter of 2009, a Vendor Finance contract with a particular manufacturer was renegotiated and the receivables and associated commitments that were previously off-balance sheet were brought on-balance sheet. The manufacturer is obligated to provide the funds necessary for CIT to disburse to the customer, therefore these arrangements do not present liquidity risk. Financing commitments shown above also exclude roughly $2.5 billion of commitments that were not available for draw due to requirements for asset / collateral availability or covenant conditions at December 31, 2009.

The Company does not include in the previous table unused cancelable lines of credit to customers in connection with select third-party vendor programs, which may be used solely to finance additional product purchases. These uncommitted lines of credit can be reduced or canceled by CIT at any time without notice. Management’s experience indicates that customers related to vendor programs, including Dell, typically do not seek to exercise their entire available line of credit at any point in time. See Note 23 – Certain Relationships and Related Transactions for additional information regarding Dell.

Letters of Credit and Guarantees

In the normal course of meeting the needs of its clients, CIT also enters into agreements to provide financing, letters of credit and deferred purchase credit protection agreements (“DP Agreements”). Standby letters of credit obligate the issuer of the letter of credit to pay the beneficiary of the letter of credit in the event that a CIT client on whose behalf the letter of credit was issued does not meet its related obligation to the beneficiary. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. To minimize potential credit risk, CIT generally requires collateral and in some cases additional forms of credit support from the customer.

DP Agreements are provided primarily in conjunction with factoring in Trade Finance, whereby we provide the client with credit protection for its trade receivables without purchasing the receivables. The trade terms are generally sixty days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, then CIT purchases the receivable from the client. DP Agreement activity has been increasing during 2009 as traditional factoring volumes have been declining. At December 31, 2009, the outstanding DP Agreements for Trade Finance were $1.4 billion, up from $0.7 billion at December 31, 2008.

Purchase and Funding Commitments

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. The commitments to purchase commercial aircraft are with both Airbus Industries and The Boeing Company. The aerospace equipment purchases are contracted for a specific model aircraft, using a baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may also change depending on the final specifications of the aircraft, including engine thrust, aircraft weight and seating configuration. Equipment purchases are recorded at delivery date at the final purchase price paid, which includes purchase price discounts, price changes relating to specification changes and price increases relating to inflation and manufacturing components. Accordingly, the commitment amounts detailed in the preceding table are based on the contracted purchase price less payments to date for pre-delivery payments and exclude buyer furnished equipment to be selected by the initial lessee. Pursuant to existing contractual commitments, 101 aircraft remain to be purchased (20 within the next 12 months). Lease commitments are in place for 18 of the 20 aircraft to be delivered over the next twelve months. The commitment amount excludes unexercised CIT options to purchase aircraft. The aircraft deliveries to CIT are scheduled periodically through 2018. See Notes 2 and 11 for additional information on valuation of aerospace commitments.

Outstanding commitments to purchase equipment to be leased to customers, other than aircraft, relate primarily to rail equipment. Rail equipment purchase commitments are at fixed prices subject to price increases for inflation and manufacturing components. The time period between commitment and purchase for rail equipment is generally less than 18 months.

Sale leaseback contract payment commitments decreased to $1.6 million at December 31, 2009 as most of the leased assets were purchased in the fourth quarter. See Note 2 for additional information regarding sale leaseback payments. Sale leaseback payment commitments were $1.8 billion at December 31, 2008 and primarily related to Rail.

NOTE 21 – CONTINGENCIES

PLAN OF REORGANIZATION AND LONG-TERM FUNDING

As discussed in Note 1, CIT and Delaware Funding filed pre-packaged voluntary petitions for relief under the Bankruptcy Code on November 1, 2009, and emerged from bankruptcy on December 10, 2009.

The Plan of Reorganization enhanced the Company’s capital structure and improved its liquidity position. As described in Note 2, long-term debt was reduced by approximately $10.4 billion and principal payments on $23.2 billion of new second lien notes are scheduled to begin not earlier than 2013.

The Plan of Reorganization does not address the Company’s long-term funding model. As a result, the Company is reviewing its business strategy and developing detailed plans to secure stable sources of long-term funding, as well as improve operating performance and return to profitability. Management believes that the time afforded by the reorganization will allow it to develop and implement its plans; however, there is uncertainty about whether or when management may develop and implement such plans.

SECURITIES CLASS ACTION

In July and August 2008, putative class action lawsuits were filed in the United States District Court for the Southern District of New York (the “New York District Court”) on behalf of CIT’s pre-reorganization stockholders against CIT, its former Chief Executive Officer and its Chief Financial Officer. In August 2008, a putative class action lawsuit was filed in the New York District Court by a holder of CIT-PrZ equity units against CIT, its former CEO, CFO and former Controller and members of its current and former Board of Directors. In May 2009, the Court consolidated these three shareholder actions into a single action and appointed Pensioenfonds Horeca & Catering as Lead Plaintiff to represent the proposed class, which consists of all acquirers of CIT common stock and PrZ preferred stock from December 12, 2006 through March 5, 2008, who allegedly were damaged, including acquirers of CIT-PrZ preferred stock pursuant to the October 17, 2007 offering of such preferred stock.

In July 2009, the Lead Plaintiff filed a consolidated amended complaint alleging violations of the Securities Exchange Act of 1934 (“1934 Act”) and the Securities Act of 1933 (“1933 Act”). Specifically, it is alleged that the Company, its former CEO, CFO, former Controller, and a former Vice Chairman violated Section 10(b) of the 1934 Act by allegedly making false and misleading statements and omissions regarding CIT’s subprime home lending and student lending businesses. The allegations relating to the Company’s student lending businesses are based upon the assertion that the Company failed to account in its financial statements or, in the case of the preferred stockholders, its registration statement and prospectus, for private loans to students of a helicopter pilot training school, which it is alleged were highly unlikely to be repaid and should have been written off. The allegations relating to the Company’s home lending business are based on the assertion that the Company failed to fully disclose the risks in the Company’s portfolio of subprime mortgage loans. The Lead Plaintiff also alleges that the Company, its former CEO, CFO and former Controller and those current and former Directors of the Company who signed the registration statement in connection with the October 2007 CIT-PrZ preferred offering violated the 1933 Act by making false and misleading statements concerning the Company’s student lending business as described above.

Pursuant to a Notice of Dismissal filed on November 24, 2009, CIT Group Inc. was dismissed as a defendant from the consolidated securities action. The action will continue as to the remaining defendants and CIT’s obligation to defend such defendants continues. Plaintiffs seek, among other relief, unspecified damages and interest. CIT believes the allegations in these complaints are without merit.

In September 2008, a shareholder derivative lawsuit was filed in the New York District Court on behalf of CIT against its former CEO and current and former members of its Board of Directors, alleging defendants breached their fiduciary duties to CIT and abused the trust placed in them by wasting, diverting and misappropriating CIT’s corporate assets (the “Lookkin Action”). Also in September 2008, a similar shareholder derivative action was filed in New York County Supreme Court against CIT’s former CEO, CFO and current and former members of its Board of Directors (the “Singh Action”). The Lookkin Action and the Singh Action have been dismissed as a consequence of CIT’s bankruptcy case.

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

After the Pilot School filed for bankruptcy and ceased operations, SLX voluntarily placed those students who were attending school at the time of the closure “in grace” such that no payments under their loans have been required to be made and no interest on their loans has been accruing. Multiple lawsuits, including putative class action lawsuits and collective actions, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws. SLX participated in a mediation with several class counsels and the parties have reached an agreement pursuant to which a nationwide class of students who were in attendance at the Pilot School when it closed will be formed for the purposes of settlement only, and their claims against SLX will be resolved. In November, 2009, the United States District Court for the Middle District of Florida preliminarily approved the proposed settlement agreement and fixed February 13, 2010 as the deadline for class members to object to, or request exclusion from, the class. Nearly 2,200 students of the Pilot School are included in the settlement. Borrowers and/or co-signors under approximately 3% of these loans have objected to the settlement and borrowers and/or co-signors under approximately 5% of these loans have opted out of the settlement.

The court also fixed March 22, 2010 as the hearing date to consider final approval of the settlement. The value of the Pilot School student loans have been written down to estimated fair market value in connection with the Company’s post-bankruptcy implementation of Fresh Start Accounting. SLX also completed a settlement of a mass action commenced by students in Georgia, which is binding upon 37 SLX borrowers. The Attorneys General of several states also engaged in a review of the impact of the Pilot School’s closure on the student borrowers and any possible role of SLX. SLX cooperated in the review and has reached agreement with twelve state Attorneys General, pursuant to which, among other things, the Attorneys General support the class settlement that has been preliminarily approved by the court.

NOTEHOLDER ACTIONS CONCERNING $3 BILLION CREDIT FACILITY

In September 2009, three noteholders filed a derivative action in the Delaware Chancery Court (the “Delaware Action”) against two directors of CIT Group Funding Company of Delaware, LLC (“Delaware Funding”), alleging that the directors breached their fiduciary duties to Delaware Funding by allowing Delaware Funding to guaranty and grant liens upon its assets in connection with the $3 billion financing facility entered into by the Company in July 2009 (the “Credit Facility”).

On the same date, a group of noteholders, including the plaintiffs in the Delaware Action, commenced an action in the United States District Court for the Southern District of New York against Delaware Funding and many of the lenders involved in the Funding Facility. Plaintiffs brought the action on behalf of themselves and a purported class of all holders or owners of notes issued by CIT Funding. Plaintiffs asserted the Credit Facility constituted a fraudulent transfer under New York law, and accordingly should be annulled.

These cases were dismissed with prejudice on or about December 10, 2009.

VENDOR FINANCE BILLING AND INVOICING INVESTIGATION

In the second quarter of 2007, the office of the United States Attorney for the Central District of California requested that CIT produce the billing and invoicing histories for a portfolio of customer accounts that CIT purchased from a third-party vendor. The request was made in connection with an ongoing investigation being conducted by federal authorities into billing practices involving that portfolio. Certain state authorities, including California, have been conducting a parallel investigation. The investigations are being conducted under the Federal False Claims Act and its state law equivalents. CIT is cooperating with these investigations, and substantial progress has been made towards a resolution of the investigations. Based on the facts known to date, CIT believes these matters will not have a material adverse effect on its financial statements or results of operations.

SNAP-ON ARBITRATION

On January 8, 2010, Snap-on Incorporated and Snap-on Credit LLC (“Snap-on”) filed a Demand for Arbitration alleging that CIT retained certain monies owed to Snap-on in connection with a joint venture between CIT and Snap-on that was terminated on July 16, 2009. Snap-on is alleging that CIT improperly underpaid Snap-on during the course of the joint venture, primarily related to the purchase by CIT of receivables originated and serviced by the joint venture, and is alleging damages of approximately $115 million. On January 29, 2010, CIT filed its Answering Statement and Counterclaim, denying Snap-on's allegations on the grounds that the claims are untimely, improperly initiated, or otherwise barred. CIT also alleges that Snap-on wrongfully withheld payment of proceeds due to CIT from the receivables serviced by Snap-on on behalf of CIT. CIT is claiming damages in excess of $110 million. CIT believes that Snap-on's allegations are largely without merit.

OTHER LITIGATION

In addition, there are various legal proceedings and government investigations against or including CIT, which have arisen in the ordinary course of business. While the outcomes of the ordinary course legal proceedings and the related activities are not certain, based on present assessments, management does not believe that they will have a material adverse effect.

NOTE 22 – LEASE COMMITMENTS

The following table presents future minimum rental payments under noncancellable long-term lease agreements for premises and equipment at December 31, 2009:

Future Minimum Rental Payments (dollars in millions)

Years Ended December 31,
2010	$37.9
2011	35.0
2012	32.9
2013	31.5
2014	30.7
Thereafter	172.6

Total	$340.6

In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $8.8 million due in the future under noncancellable subleases.

Rental expense, net of sublease income on premises and equipment, was as follows.

	Predecessor CIT
	December 31,
	2009	2008	2007
Premises	$47.7	$49.8	$47.7
Equipment	5.6	6.9	8.0
Less sublease income	(2.2)	(4.7)	(4.6)

Total	$51.1	$52.0	$51.1

NOTE 23 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Until December 31, 2007, CIT was a partner with Dell Inc. (“Dell”) in Dell Financial Services L.L.C. (“DFS”), a joint venture that offered financing to Dell’s customers. The joint venture provided Dell with financing and leasing capabilities that were complementary to its product offerings and provided CIT with a source of financings. In December 2007, Dell exercised its right to buy CIT’s interest and the Company sold its 30% ownership interest in DFS. CIT maintained the right to provide 25% (of sales volume) funding to DFS in 2009. CIT also retains the vendor finance programs for Dell’s customers in Canada and in more than 30 countries that are not affected by Dell’s purchase of our DFS interest. CIT has certain recourse to DFS on defaulted contracts. Financing and leasing assets related to the DFS program included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $1.1 billion at December 31, 2009 and $2.2 billion at December 31, 2008. Securitized assets included in owned and securitized assets were under $0.1 billion at December 31, 2009 and $0.2 billion at December 31, 2008.

On July 16, 2009, Snap-on Incorporated (“Snap-on”) terminated a joint venture arrangement with CIT, which had been scheduled to end in January 2010. The joint venture with Snap-on had a similar business purpose and model to the DFS arrangement, including limited credit recourse on defaulted receivables. CIT and Snap-on had 50% ownership interests, 50% board of directors’ representation, and shared income and losses equally. The Snap-on joint venture was accounted for under the equity method and was not consolidated in CIT’s consolidated financial statements. In connection with the termination, Snap-on has acquired CIT’s interest in the joint venture for a payment of approximately $8 million and will continue to service the portfolio owned by CIT. Financing and leasing assets on CIT’s balance sheet related to the Snap-on program were approximately $0.6 billion at December 31, 2009 and $1.0 billion at December 31, 2008.

Since December 2000, CIT has been a joint venture partner with Canadian Imperial Bank of Commerce (“CIBC”) in an entity that is engaged in asset-based lending in Canada. Both CIT and CIBC have a 50% ownership interest in the joint venture, and share income and losses equally. This entity is not consolidated in CIT’s financial statements and is accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $323 million at December 31, 2009 and $385 million at December 31, 2008.

In the first quarter of 2007, the Company formed Care Investment Trust Inc. (Care), an externally managed real estate investment trust (RElT), formed principally to invest in healthcare-related commercial real estate. In conjunction with a June 2007 IPO, CIT contributed approximately $280 million of loans to Care in return for cash and a 36% equity investment in Care, which is carried at approximately $59 million, after 2009 impairment charges of approximately $14 million. A subsidiary of CIT provides services to Care pursuant to a management agreement. The investment in Care is accounted for under the equity method.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these entities were entered into in the ordinary course of business. Other assets included approximately $4.7 million at December 31, 2009 and $11.8 million at December 31, 2008 of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

The combination of investments in and loans to non-consolidated entities represents the Company’s maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

Certain shareholders of CIT provide investment management, banking and investment banking services in the normal course of business.

NOTE 24 – BUSINESS SEGMENT INFORMATION

Management’s Policy in Identifying Reportable Segments

CIT’s reportable segments are comprised of strategic business units that are aggregated into segments primarily based upon industry categories and to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing and the nature of their regulatory environment. This segment reporting is consistent with the presentation of financial information to management.

Types of Products and Services

CIT has five reportable segments: Corporate Finance, Transportation Finance, Trade Finance, Vendor Finance and Consumer. Vendor Finance partners with manufacturers and distributors to offer secured lending and leasing products predominantly to small and mid-size companies primarily in information technology, telecommunication and office equipment markets. Transportation Finance offers secured lending and leasing products to midsize and larger companies across a variety of industries, including aerospace, rail, machine tool, business aircraft, technology, manufacturing and transportation. Trade Finance and Corporate Finance offer secured lending and receivables collection as well as other financial products and services to small and midsize companies. These include secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, debtor-in-possession and turnaround financing and management advisory services. Consumer includes student lending which was offered through Student Loan Xpress and the operations of CIT Bank.

Segment Profit and Assets

The segment returns reflect our historical risk-based capital allocation methodology that was based upon segment asset classes, owned and securitized. The following table presents reportable segment information and the reconciliation of segment balances to consolidated financial statements:

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Continuing Operations
For the year ended December 31, 2009
Interest income	$920.6	$162.9	$126.7	$850.5	$2,060.7	$257.7	$2,318.4	$39.9	$2,358.3
Interest expense	(496.6)	(546.1)	(62.7)	(555.9)	(1,661.3)	(286.7)	(1,948.0)	(711.4)	(2,659.4)
Provision for credit losses	(1,856.8)	(13.2)	(105.6)	(492.9)	(2,468.5)	(149.3)	(2,617.8)	(43.0)	(2,660.8)
Rental income on operating leases	41.7	1,373.1	–	486.8	1,901.6	–	1,901.6	(2.1)	1,899.5
Other (loss) income	(333.9)	27.6	208.6	81.9	(15.8)	(8.8)	(24.6)	(248.4)	(273.0)
Depreciation on operating lease equipment	(32.0)	(669.4)	–	(441.3)	(1,142.7)	–	(1,142.7)	0.9	(1,141.8)
Goodwill and intangible impairment
charges	(316.8)	–	(363.8)	(11.8)	(692.4)	–	(692.4)	–	(692.4)
Other expenses	(337.5)	(137.7)	(129.5)	(343.9)	(948.6)	(65.7)	(1,014.3)	80.8	(933.5)
Reorganization items	(10.2)	(854.7)	–	–	(864.9)	–	(864.9)	11,162.9	10,298.0
Fresh start accounting adjustments	(2,063.2)	(3,635.3)	83.0	(899.4)	(6,514.9)	(929.8)	(7,444.7)	1,301.0	(6,143.7)
(Provision) benefit for income taxes and
noncontrolling interests, after tax	1,584.5	1,861.1	98.5	671.8	4,215.9	507.5	4,723.4	(4,590.3)	133.1

Net (loss) income from continuing
operations, before preferred stock
dividends	$(2,900.2)	$(2,431.7)	$(144.8)	$(654.2)	$(6,130.9)	$(675.1)	$(6,806.0)	$6,990.3	$184.3

Select Year End Balances
Loans including receivables pledged	$12,150.3	$1,853.0	$2,991.0	$8,187.8	$25,182.1	$9,683.7	$34,865.8	$–	$34,865.8
Credit balances of factoring clients	–	–	(892.9)	–	(892.9)	–	(892.9)	–	(892.9)
Assets held for sale	292.6	17.2	–	–	309.8	34.0	343.8	–	343.8
Operating lease equipment, net	137.3	10,089.2	–	683.5	10,910.0	–	10,910.0	–	10,910.0
Securitized assets	533.5	–	–	318.0	851.5	–	851.5	–	851.5

For the year ended December 31, 2008
Interest income	$1,471.8	$193.4	$210.2	$1,049.3	$2,924.7	$580.2	$3,504.9	$133.3	$3,638.2
Interest expense	(883.5)	(577.2)	(80.5)	(633.1)	(2,174.3)	(462.5)	(2,636.8)	(502.3)	(3,139.1)
Provision for credit losses	(520.0)	25.0	(74.5)	(131.2)	(700.7)	(348.2)	(1,048.9)	(0.3)	(1,049.2)
Rental income on operating leases	55.6	1,345.3	–	566.4	1,967.3	–	1,967.3	(2.0)	1,965.3
Other income	20.6	124.0	244.0	72.7	461.3	3.0	464.3	30.7	495.0
Depreciation on operating lease equipment	(33.5)	(596.1)	–	(516.1)	(1,145.7)	–	(1,145.7)	0.5	(1,145.2)
Goodwill and intangible impairment
charges	–	–	–	(467.8)	(467.8)	–	(467.8)	–	(467.8)
Other expenses	(409.3)	(138.6)	(141.2)	(433.7)	(1,122.8)	(72.0)	(1,194.8)	(178.7)	(1,373.5)
(Provision) benefit for income taxes and
noncontrolling interests, after tax	131.3	(48.7)	(58.4)	143.7	167.9	115.0	282.9	160.3	443.2

Net (loss) income from continuing
operations, before preferred stock
dividends	$(167.0)	$327.1	$99.6	$(349.8)	$(90.1)	$(184.5)	$(274.6)	$(358.5)	$(633.1)

Select Year End Balances
Loans including receivables pledged	$20,768.8	$2,647.6	$6,038.0	$11,199.6	$40,654.0	$12,472.6	$53,126.6	–	$53,126.6
Credit balances of factoring clients	–	–	(3,049.9)	–	(3,049.9)	–	(3,049.9)	–	(3,049.9)
Assets held for sale	21.3	69.7	–	–	91.0	65.1	156.1	–	156.1
Operating lease equipment, net	263.4	11,484.5	–	958.5	12,706.4	–	12,706.4	–	12,706.4
Securitized assets	785.3	–	–	783.5	1,568.8	–	1,568.8	–	1,568.8

For the year ended December 31, 2007
Interest income	$1,764.5	$191.1	$291.0	$1,124.0	$3,370.6	$781.9	$4,152.5	$85.6	$4,238.1
Interest expense	(1,115.8)	(577.9)	(116.2)	(611.5)	(2,421.4)	(648.6)	(3,070.0)	(347.0)	(3,417.0)
Provision for credit losses	(68.9)	32.0	(33.4)	(52.1)	(122.4)	(55.4)	(177.8)	(64.0)	(241.8)
Rental income on operating leases	56.1	1,298.7	–	638.2	1,993.0	–	1,993.0	(2.1)	1,990.9
Other income	599.6	74.0	281.0	585.5	1,540.1	47.2	1,587.3	(10.4)	1,576.9
Depreciation on operating lease equipment	(37.7)	(552.0)	–	(583.4)	(1,173.1)	–	(1,173.1)	0.8	(1,172.3)
Goodwill and intangible impairment
charges	–	–	–	–	–	(312.7)	(312.7)	–	(312.7)
Other expenses	(472.5)	(154.7)	(157.4)	(482.3)	(1,266.9)	(93.5)	(1,360.4)	(205.7)	(1,566.1)
(Provision) benefit for income taxes and
noncontrolling interests, after tax	(272.3)	(40.1)	(101.0)	(208.3)	(621.7)	6.2	(615.5)	311.5	(304.0)

Net (loss) income from continuing
operations, before preferred stock
dividends	$453.0	$271.1	$164.0	$410.1	$1,298.2	$(274.9)	$1,023.3	$(231.3)	$792.0

Select Year End Balances
Loans including receivables pledged	$21,326.2	$2,551.3	$7,330.4	$10,373.3	$41,581.2	$12,179.7	$53,760.9	$–	$53,760.9
Credit balances of factoring clients	–	–	(4,542.2)	–	(4,542.2)	–	(4,542.2)	–	(4,542.2)
Assets held for sale	669.3	–	–	460.8	1,130.1	130.1	1,260.2	–	1,260.2
Operating lease equipment, net	459.6	11,031.6	–	1,119.3	12,610.5	–	12,610.5	–	12,610.5
Securitized assets	1,526.7	–	–	4,104.0	5,630.7	–	5,630.7	–	5,630.7

Geographic Information

The following table presents information by major geographic region based upon the location of the Company’s legal entities. Since the Corporation’s operations are highly integrated, the methodology for allocating certain asset, liability, income and expense amounts to geographic regions is highly dependent on management judgment:

(dollars in millions)		Total Assets(1)(2)	Total Revenue(1)(2)	(Loss) income from continuing operations before income taxes(1)(2)	Net (loss) income from continuing operations (1)(2)
U.S.	2009	44,330.4	2,331.1	1,960.9	1,898.0
	2008	63,051.7	4,593.5	(1,187.0)	(700.9)
	2007	72,332.3	5,941.7	503.8	261.4

Europe	2009	9,079.2	1,273.5	(633.1)	(654.8)
	2008	10,045.0	898.8	(151.3)	(162.0)
	2007	11,929.9	1,138.4	416.8	398.5

Other foreign(3)	2009	6,619.5	380.2	(1,276.6)	(1,059.9)
	2008	7,352.2	606.2	262.0	231.0
	2007	6,351.2	725.8	175.4	135.2

Total consolidated	2009	60,029.1	3,984.8	51.2	183.3
	2008	80,448.9	6,098.5	(1,076.3)	(631.9)
	2007	90,613.4	7,805.9	1,096.0	795.1

(1)	2009 data is impacted by fresh start accounting.

(2)	Financial information for assets in 2009 and 2008 on-balance sheet securitization financing structures are reported in the geographic region that originated the transactions.

(3)	Includes Canadian region which had 2008 income from continuing operations before income taxes of $156.2 million and 2008 net income from continuing operations of $155.8 million.

NOTE 25 – GOODWILL AND INTANGIBLE ASSETS

The following tables summarize goodwill and intangible assets, net balances by segment:

Goodwill and Intangible Assets (dollars in millions)

Goodwill	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Total
Predecessor CIT - December 31, 2007	$296.9	$–	$271.1	$406.0	$–	$974.0
Activity	0.5	–	(0.4)	32.7	–	32.8
Impairment charge	–	–	–	(438.7)	–	(438.7)

Predecessor CIT - December 31, 2008	297.4	–	270.7	–	–	568.1
Activity	(1.3)	–	0.8	–	–	(0.5)
Impairment charges	(296.1)	–	(271.5)	–	–	(567.6)

Predecessor CIT - December 31, 2009	–	–	–	–	–	–
Fresh start accounting
adjustment	–	121.3	28.8	89.3	–	239.4

CIT - December 31, 2009	$–	$121.3	$28.8	$89.3	$–	$239.4

Other Intangible Assets
Predecessor CIT - December 31, 2007	$26.6	$–	$102.8	$49.1	$–	$178.5
Activity	–	–	–	–	–	–
Amortization	(3.7)	–	(7.1)	(8.1)	–	(18.9)
Impairment charges	(0.4)	–	–	(28.7)	–	(29.1)

Predecessor CIT - December 31, 2008	22.5	–	95.7	12.3	–	130.5
Activity	0.2	–	0.1	0.3	–	0.6
Amortization	(2.0)	–	(3.5)	(0.8)	–	(6.3)
Impairment charges	(20.7)	–	(92.3)	(11.8)	–	(124.8)

Predecessor CIT - December 31, 2009	–	–	–	–	–	–
Fresh start accounting adjustment	–	225.1	–	–	–	225.1

CIT - December 31, 2009	$–	$225.1	$–	$–	$–	$225.1

The other intangible asset in Transportation Finance recorded in conjunction with fresh start accounting is comprised of amounts related to favorable (above current market rates) operating leases. The net intangible asset will be amortized as on offset to rental income over the remaining life of the leases, generally 5 years or less.

Goodwill recorded in conjunction with fresh start accounting represents the excess of reorganization equity value over fair value of net assets. Goodwill was allocated to the Transportation Finance, Trade Finance and Vendor Finance segments based on the respective segment’s estimated fair value of equity. There is no goodwill (fair value of equity in excess of the fair value of tangible equity) in Corporate Finance and Consumer. With respect to Corporate Finance, the continued disruption in the capital markets has diminished the unit’s origination, syndication and other revenue generation capacity, while the Consumer portfolio is in liquidation following the Company’s decision to cease originating student loans in 2008. See Note 2 for further information.

Beginning in 2008, Predecessor CIT performed goodwill and intangible asset impairment testing on a quarterly basis through June 30, 2009. Goodwill and intangible asset impairment testing was performed at the reporting unit level. Based on the analysis at June 30, 2009, CIT recorded a pretax goodwill impairment charge of $567.6 million and an intangible asset impairment pretax charge of $124.8 million, representing the remaining balance for each.

In the third quarter of 2008, results indicated that the goodwill balance and certain acquired other intangibles primarily in Vendor Finance were impaired.

Goodwill is assigned to a segment (or “reporting unit”) at the date the goodwill is initially recorded. Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

NOTE 26 – SEVERANCE AND FACILITY EXITING RESERVES

The following table summarizes previously established liabilities (pre-tax) related to employee severance and closing facilities, as well as 2009 and 2008 restructuring activities:

Severance and Facility Exiting Reserves (dollars in millions)

	Severance		Facilities		Total Reserves
	Number of Employees	Reserve	Number of Facilities	Reserve
Predecessor CIT - December 31, 2007	52	$11.4	9	4.3	15.7
Additions and adjustments	1,142	140.2	6	6.4	146.6
Utilization	(1,019)	(108.7)	(3)	(3.0)	(111.7)

Predecessor CIT - December 31, 2008	175	42.9	12	7.7	50.6
Predecessor CIT - additions and adjustments	286	25.0	4	12.7	37.7
Predecessor CIT - utilization	(382)	(52.3)	(5)	(8.6)	(60.9)

CIT - December 31, 2009	79	$15.6	11	$11.8	$27.4

The severance additions primarily relate to employee termination benefits incurred in conjunction with various organization efficiency and cost reduction initiatives. These additions, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $42.9 million and $166.5 million provisions. The ending facilities reserves relate primarily to shortfalls in sublease transactions, which will be utilized over the remaining terms which range up to approximately 6 years.

NOTE 27 – SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

In accordance with the Credit Facility entered into on July 20, 2009, the Expansion Credit Facility entered into on October 28, 2009 as well as requirements conditioned in the prepackaged bankruptcy including the Indentures evidencing the New Second Lien Notes, the following tables present three mutually exclusive sets of condensed consolidating financial statements, reflecting the following:

  The first set of condensed consolidated financial statements reflects CIT Group Inc., as parent company, CIT Group Funding Company of Delaware, C.I.T. Leasing Corporation, CIT Financial Ltd., CIT Bank, and all Other Subsidiaries. The Elimination reflects the elimination of the parent company’s investments in subsidiaries.
  The second set includes entities that are considered guarantors or non-guarantors. Guarantor entities are those that have guaranteed the debt under the Credit Facility, Expansion Credit Facility and New Second Lien Notes. Non-guarantors are all other entities including those which may have pledged assets but did not guarantee the debt.
  The third set reflects both restricted and unrestricted subsidiaries in accordance with the Credit Facility and the Expansion Credit Facility. Unrestricted subsidiaries include regulated entities such as CIT Bank, joint ventures, special purpose entities and entities deemed immaterial. Restricted entities include all other.

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	CIT Group Inc.	CIT Group Funding Company of Delaware	C.I.T. Leasing Corporation	CIT Financial Ltd	CIT Bank	Other Subsidiaries	Eliminations	Consolidated Total
DECEMBER 31, 2009

ASSETS:
Net loans	$–	$–	$925.3	$1,976.3	$6,467.3	$25,867.3	$(370.4)	$34,865.8
Operating lease equipment, net	–	–	1,088.3	47.4	–	9,834.7	(60.4)	10,910.0
Assets held for sale	–	–	13.5	272.2	34.0	24.1	–	343.8
Cash and deposits with banks, including restricted balances of $1,420.7 and $2,102.5 at December 31, 2009 and December 31, 2008, respectively	1,099.1	1.4	0.3	510.3	1,705.4	6,509.5	(0.1)	9,825.9
Other assets	29,309.7	9.9	18,550.6	1,591.4	912.8	67,694.1	(113,984.9)	4,083.6

Total Assets	$30,408.8	$11.3	$20,578.0	$4,397.6	$9,119.5	$109,929.7	$(114,415.8)	$60,029.1

LIABILITIES AND STOCKHOLDERS EQUITY:
Debt, including deposits	$19,340.5	$2,198.2	$630.6	$37.0	$7,326.0	$19,272.2	$(322.9)	$48,481.6
Credit balances of factoring clients	–	–	–	–	–	892.9	–	892.9
Other liabilities	2,668.3	(2,389.9)	4,719.6	3,362.3	124.9	(5,931.1)	(300.9)	2,253.2

Total Liabilities	22,008.8	(191.7)	5,350.2	3,399.3	7,450.9	14,234.0	(623.8)	51,627.7

Total Stockholders' Equity	8,400.0	203.0	15,227.8	998.3	1,668.6	95,694.3	(113,792.0)	8,400.0
Noncontrolling minority interests	–	–	–	–	–	1.4	–	1.4

Total Equity	8,400.0	203.0	15,227.8	998.3	1,668.6	95,695.7	(113,792.0)	8,401.4

Total Liabilities and Stockholders' Equity	$30,408.8	$11.3	$20,578.0	$4,397.6	$9,119.5	$109,929.7	$(114,415.8)	$60,029.1

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

Year Ended December 31, 2009

Interest income	$13.5	$87.8	$60.8	$72.3	$278.1	$1,845.8	$–	$2,358.3
Interest expense	(724.9)	(80.5)	(161.2)	(27.0)	(177.3)	(1,488.5)	–	(2,659.4)

Net interest revenue	(711.4)	7.3	(100.4)	45.3	100.8	357.3	–	(301.1)
Provision for credit losses	(132.0)	–	0.2	(117.3)	(26.0)	(2,385.7)	–	(2,660.8)

Net interest revenue, after credit provision	(843.4)	7.3	(100.2)	(72.0)	74.8	(2,028.4)	–	(2,961.9)
Equity in net income of subsidiaries	(12,606.5)	–	(3,993.5)	(35.7)	–	(19,737.6)	36,373.3	–
Other Income
Rental income on operating leases	–	–	153.0	41.0	–	1,705.5	–	1,899.5
Other	(469.3)	(8.4)	(34.4)	(11.4)	154.5	96.0	–	(273.0)

Total other income	(469.3)	(8.4)	118.6	29.6	154.5	1,801.5	–	1,626.5

Total net revenue, net of interest expense and credit provision	(13,919.2)	(1.1)	(3,975.1)	(78.1)	229.3	(19,964.5)	36,373.3	(1,335.4)

Other Expenses
Depreciation on operating lease equipment	–	–	(86.2)	(36.4)	–	(1,019.5)	0.3	(1,141.8)
Goodwill and intangible assets impairment charges	–	–	–	–	–	(692.4)	–	(692.4)
Other	275.7	(0.1)	(80.8)	(52.1)	(60.3)	(1,015.9)	–	(933.5)

Total other expenses	275.7	(0.1)	(167.0)	(88.5)	(60.3)	(2,727.8)	0.3	(2,767.7)

Loss from continuing operations before reorganization items,
fresh start accounting adjustments and income taxes	(13,643.5)	(1.2)	(4,142.1)	(166.6)	169.0	(22,692.3)	36,373.6	(4,103.1)

Reorganization items	11,089.4	46.1	–	–	–	(837.5)	–	10,298.0
Fresh start accounting adjustments	2,601.1	(49.0)	(1,007.1)	(263.6)	(617.5)	(6,807.6)	–	(6,143.7)

Loss from continuing operations before income taxes	47.0	(4.1)	(5,149.2)	(430.2)	(448.5)	(30,337.4)	36,373.6	51.2
Benefit (provision) for Income Taxes	136.3	–	3.5	181.0	144.9	(333.1)	(0.5)	132.1

Net (loss) income before preferred stock dividend	183.3	(4.1)	(5,145.7)	(249.2)	(303.6)	(30,670.5)	36,373.1	183.3

Preferred Stock Dividend	(188.1)	–	–	–	–	–	–	(188.1)

Net (Loss) before attribution of noncontrolling interests	(4.8)	(4.1)	(5,145.7)	(249.2)	(303.6)	(30,670.5)	36,373.1	(4.8)

Income attributable to noncontrolling interests, after tax	–	–	–	–	–	1.0	–	1.0
Net (loss) Income (attributable) available to common stockholders	$(4.8)	$(4.1)	$(5,145.7)	$(249.2)	$(303.6)	$(30,669.5)	$36,373.1	$(3.8)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (dollars in millions)

	CIT Group Inc.	Group Funding Company of Delaware	C.I.T. Leasing Corporation	CIT Financial Ltd	CIT Bank	Other Subsidiaries	Eliminations	Consolidated Total
Year Ended December 31, 2009

Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$2,380.8	$(28.5)	$(4,548.0)	$194.2	$(976.2)	$5,051.4	$–	$2,073.7

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	(167.6)	–	884.8	429.8	2,206.6	1,934.0	–	5,287.6
Decrease in inter-company loans and investments	16,373.5	–	–	–	–	–	(16,373.5)	–

Net cash flows (used for) provided by investing activities	16,205.9	–	884.8	429.8	2,206.6	1,934.0	(16,373.5)	5,287.6

Cash Flows From Financing Activities:
Net increase (decrease) in debt	(21,748.7)	(1.9)	622.7	121.4	654.7	15,223.7	–	(5,128.1)
Inter-company financing	–	18.0	3,040.8	(380.6)	(1,634.1)	(17,417.6)	16,373.5	–
Cash dividends paid	(91.3)	–	–	–	–	–	–	(91.3)

Net cash flows provided by (used for) financing activities	(21,840.0)	16.1	3,663.5	(259.2)	(979.4)	(2,193.9)	16,373.5	(5,219.4)

Net (decrease) increase in cash and cash equivalents	(3,253.3)	(12.4)	0.3	364.8	251.0	4,791.5	–	2,141.9
Cash and cash equivalents, beginning of period	4,352.4	13.8	–	145.5	1,366.6	385.0	–	6,263.3

Cash and cash equivalents, end of period	$1,099.1	$1.4	$0.3	$510.3	$1,617.6	$5,176.5	$–	$8,405.2

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total
DECEMBER 31, 2009

ASSETS:
Net loans	15,373.1	19,863.1	(370.4)	34,865.8
Operating lease equipment, net	7,936.5	3,033.9	(60.4)	10,910.0
Assets held for sale	303.1	40.7	–	343.8
Cash and deposits with banks, including restricted balances of $1,420.7 and $2,102.5 at December 31, 2009 and December 31, 2008, respectively	6,772.4	3,053.5	–	9,825.9

Other assets	102,600.6	17,243.3	(115,760.3)	4,083.6

Total Assets	132,985.7	43,234.5	(116,191.1)	60,029.1

LIABILITIES AND STOCKHOLDERS EQUITY:
Debt, including deposits	30,665.7	18,138.8	(322.9)	48,481.6
Credit balances of factoring clients	871.7	21.2	–	892.9
Other liabilities	12,102.0	(9,547.9)	(300.9)	2,253.2

Total Liabilities	43,639.4	8,612.1	(623.8)	51,627.7

Total Stockholders' Equity	89,345.0	34,622.3	(115,567.3)	8,400.0
Noncontrolling Minority Interests	1.3	0.1	–	1.4

Total Equity	89,346.3	34,622.4	(115,567.3)	8,401.4

Total Liabilities and Stockholders' Equity	132,985.7	43,234.5	(116,191.1)	60,029.1

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

Year Ended December 31, 2009

Interest income	1,098.1	1,260.2	–	2,358.3
Interest expense	(2,043.8)	(615.6)	–	(2,659.4)

Net interest revenue	(945.7)	644.6	–	(301.1)
Provision for credit losses	(1,796.1)	(864.7)	–	(2,660.8)

Net interest revenue, after credit provision	(2,741.8)	(220.1)	–	(2,961.9)
Equity in net income of subsidiaries	(31,205.8)	(5,635.4)	36,841.2	–
Other Income
Rental income on operating leases	1,375.6	523.9	–	1,899.5
Other	(602.9)	329.9	–	(273.0)

Total other income	772.7	853.8	–	1,626.5

Total net revenue, net of interest expense and credit provision	(33,174.9)	(5,001.7)	36,841.2	(1,335.4)

Other Expenses
Depreciation on operating lease equipment	(818.2)	(323.9)	0.3	(1,141.8)
Goodwill and intangible assets impairment charges	(605.0)	(87.4)	–	(692.4)
Other	(775.5)	(158.0)	–	(933.5)

Total other expenses	(2,198.7)	(569.3)	0.3	(2,767.7)

Loss from continuing operations before reorganization items,
fresh start accounting adjustments and income taxes	(35,373.6)	(5,571.0)	36,841.5	(4,103.1)

Reorganization items	10,296.2	1.8	–	10,298.0
Fresh start accounting adjustments	(4,138.8)	(2,004.9)	–	(6,143.7)

Loss from continuing operations before income taxes	(29,216.2)	(7,574.1)	36,841.5	51.2

Benefit (provision) for Income Taxes	(210.6)	343.2	(0.5)	132.1

Net (loss) income before preferred stock dividend	(29,426.8)	(7,230.9)	36,841.0	183.3

Preferred Stock Dividend	188.1	(376.2)	–	(188.1)

Net (Loss) before attribution of noncontrolling interests	(29,238.7)	(7,607.1)	36,841.0	(4.8)

Income attributable to noncontrolling interests, after tax	0.3	0.7	–	1.0
Net (loss) Income (attributable) available to common
stockholders	$(29,238.4)	$(7,606.4)	$36,841.0	$(3.8)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (dollars in millions)

	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total
Year Ended December 31, 2009

Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(23,970.9)	$26,044.6	$–	$2,073.7

Cash Flows From Investing Activities:
Net increase (decrease) in financing and leasing assets	3,794.3	1,493.3	–	5,287.6
Decrease in inter-company loans and investments	16,373.5	–	(16,373.5)	–

Net cash flows (used for) provided by investing activities	20,167.8	1,493.3	(16,373.5)	5,287.6

Cash Flows From Financing Activities:
Net increase (decrease) in debt	(13,256.1)	8,128.0	–	(5,128.1)
Inter-company financing	18,414.1	(34,787.6)	16,373.5	–
Cash dividends paid	(91.3)	–	–	(91.3)

Net cash flows provided by (used for) financing activities	5,066.7	(26,659.6)	16,373.5	(5,219.4)

Net increase in cash and cash equivalents	1,263.6	878.3	–	2,141.9
Cash and cash equivalents, beginning of period	5,508.8	754.5	–	6,263.3

Cash and cash equivalents, end of period	$6,772.4	$1,632.8	$–	$8,405.2

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total
DECEMBER 31, 2009

ASSETS:
Net loans	16,364.5	18,871.7	(370.4)	34,865.8
Operating lease equipment, net	8,140.2	2,830.2	(60.4)	10,910.0
Assets held for sale	303.1	40.7	–	343.8
Cash and deposits with banks, including restricted balances of $1,420.7 and $2,102.5 at December 31, 2009 and December 31, 2008, respectively	5,734.8	4,091.2	(0.1)	9,825.9
				–
Other assets	79,158.6	40,685.3	(115,760.3)	4,083.6

Total Assets	109,701.2	66,519.1	(116,191.2)	60,029.1

LIABILITIES AND STOCKHOLDERS EQUITY:
Debt, including deposits	11,339.6	37,464.9	(322.9)	48,481.6
Credit balances of factoring clients	871.7	21.2	–	892.9
Other liabilities	(2,605.1)	5,159.3	(301.0)	2,253.2

Total Liabilities	9,606.2	42,645.4	(623.9)	51,627.7

Total Stockholders' Equity	100,093.4	23,873.9	(115,567.3)	8,400.0
Noncontrolling Minority Interests	1.6	(0.2)	–	1.4

Total Equity	100,095.0	23,873.7	(115,567.3)	8,401.4

Total Liabilities and Stockholders' Equity	109,701.2	66,519.1	(116,191.2)	60,029.1

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

Year Ended December 31, 2009

Interest income	1,258.4	1,099.9	–	2,358.3
Interest expense	(1,001.4)	(1,658.0)	–	(2,659.4)

Net interest revenue	257.0	(558.1)	–	(301.1)

Provision for credit losses	(1,729.5)	(931.3)	–	(2,660.8)

Net interest revenue, after credit provision	(1,472.5)	(1,489.4)	–	(2,961.9)

Equity in net income of subsidiaries	(21,896.2)	(14,945.0)	36,841.2	–
Other Income				–
Rental income on operating leases	1,424.0	475.5	–	1,899.5
Other	340.1	(613.1)	–	(273.0)

Total other income	1,764.1	(137.6)	–	1,626.5

Total net revenue, net of interest expense and credit provision	(21,604.6)	(16,572.0)	36,841.2	(1,335.4)

Other Expenses
Depreciation on operating lease equipment	(860.0)	(282.1)	0.3	(1,141.8)
Goodwill and intangible assets impairment charges	(601.2)	(91.2)	–	(692.4)
Other	(1,275.1)	341.6	–	(933.5)

Total other expenses	(2,736.3)	(31.7)	0.3	(2,767.7)

Loss from continuing operations before reorganization items,
fresh start accounting adjustments and income taxes	(24,340.9)	(16,603.7)	36,841.5	(4,103.1)

Reorganization items	(791.5)	11,089.5	–	10,298.0
Fresh start accounting adjustments	(6,996.2)	852.5	–	(6,143.7)

Loss from continuing operations before income taxes	(32,128.6)	(4,661.7)	36,841.5	51.2

Benefit (provision) for Income Taxes	(62.4)	195.0	(0.5)	132.1

Net (loss) income before preferred stock dividend	(32,191.0)	(4,466.7)	36,841.0	183.3

Preferred Stock Dividend	–	(188.1)	–	(188.1)

Net (Loss) before attribution of noncontrolling interests	(32,191.0)	(4,654.8)	36,841.0	(4.8)

Income attributable to noncontrolling interests, after tax	(0.3)	1.3	–	1.0
Net (loss) Income (attributable) available to common
stockholders	$(32,191.3)	$(4,653.5)	$36,841.0	$(3.8)

NOTE 28 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized consolidated quarterly financial data is presented below:
(dollars in millions, except per share data)

	Predecessor CIT
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2009
Interest income	$639.6	$614.5	$556.6	$547.6
Interest expense	(657.1)	(633.6)	(693.8)	(674.9)
Provision for credit losses	(535.4)	(588.5)	(701.8)	(835.1)
Rental income on operating leases	475.2	473.5	471.7	479.1
Other income	188.0	(198.8)	(166.8)	(95.4)
Depreciation on operating lease equipment	(282.0)	(286.6)	(282.6)	(290.6)
Other expenses	(162.6)	(293.9)	(249.7)	(227.3)
Goodwill and intangible impairment charges	–	(692.4)	–	–
Reorganization items and fresh start adjustments	–	–	–	4,154.3
(Provision) benefit for income taxes	(8.0)	(12.7)	33.1	119.7
Noncontrolling minority interest, after tax	(0.5)	0.7	–	0.8
Preferred stock dividends	(60.4)	(61.6)	(41.2)	(24.9)

Net (loss) income	$(403.2)	$(1,679.4)	$(1,074.5)	$3,153.3

Net (loss) income per diluted share	$(1.04)	$(4.30)	$(2.74)	$7.39

For the year ended December 31, 2008
Interest income	989.5	916.8	907.7	824.2
Interest expense	(832.1)	(747.1)	(765.3)	(794.6)
Provision for credit losses	(246.7)	(152.2)	(210.3)	(440.0)
Rental income on operating leases	506.7	492.4	492.2	474.0
Other income	61.0	168.9	142.7	122.4
Depreciation on operating lease equipment	(294.6)	(280.1)	(284.7)	(285.8)
Other expenses	(520.9)	(329.6)	(334.6)	(188.4)
Goodwill and intangible impairment charges	–	–	(455.1)	(12.7)
(Provision) benefit for income taxes	96.4	(21.2)	206.3	162.9
Noncontrolling minority interest, after tax	(11.0)	0.2	(0.5)	10.1
Income (loss) from discontinued operation	2.0	(2,115.8)	4.4	(57.0)
Preferred stock dividends	(7.5)	(16.7)	(20.1)	(20.4)

Net (loss) income	$(257.2)	$(2,084.4)	$(317.3)	$(205.3)

Net (loss) income per diluted share	$(1.35)	$(7.88)	$(1.11)	$(0.69)

For the year ended December 31, 2007
Interest income	981.7	1,065.7	1,090.6	1,100.1
Interest expense	(789.9)	(847.7)	(878.6)	(900.8)
Provision for credit losses	(35.9)	(12.6)	(63.9)	(129.4)
Rental income on operating leases	454.1	496.0	511.1	529.7
Other income	317.0	478.3	277.0	504.6
Depreciation on operating lease equipment	(263.6)	(292.3)	(304.7)	(311.7)
Other expenses	(470.6)	(386.6)	(345.7)	(363.2)
Goodwill and intangible impairment charges	–	–	–	(312.7)
(Provision) benefit for income taxes	(18.0)	(154.2)	(76.2)	(52.5)
Noncontrolling minority interest, after tax	(0.1)	(0.2)	(1.1)	(1.7)
Income (loss) from discontinued operation	33.4	(473.4)	(247.3)	(185.7)
Preferred stock dividends	(7.5)	(7.5)	(7.5)	(7.5)

Net income (loss)	$200.6	$(134.5)	$(46.3)	$(130.8)

Net income (loss) per diluted share	$1.01	$(0.69)	$(0.24)	$(0.69)

NOTE 29 – SUBSEQUENT EVENTS

On February 9, 2010, the Company prepaid $750 million principal amount of the $7.5 billion first lien term loans under the Expansion Facility (described in Note 9 – Long Term Borrowings) out of available cash. The prepayment was applied pro-rata across Tranche 1 and Tranche 2 Term Loans, which currently bear interest at 13.00% and 9.75% respectively. The entire prepayment was subject to a 2% premium payment.

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

Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. We believe that this evaluation provides a reasonable basis for our opinion.

Based on the assessment performed, management concluded that as of December 31, 2009 the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 84.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On October 1, 2009, the Company distributed to certain classes of debtholders an Offering Memorandum, Disclosure Statement and Solicitation of Acceptances of a Prepackaged Plan of Reorganization (the “Offering Memorandum”), pursuant to which the Company (i) offered to exchange for any and all of the outstanding notes of the Company listed in the Offering Memorandum each of five series of newly issued Series A secured notes and up to 70 million shares of newly issued preferred stock, (ii) offered to exchange for any and all of the outstanding notes of CIT Group Funding Company of Delaware LLC listed in the Offering Memorandum each of five series of newly issued Series B secured notes, and (iii) solicited votes to accept or reject a prepackaged Plan of Reorganization. The Offering Memorandum was amended on October 16, 2009 and supplemented on October 23, 2009.

Consummation of the Offers of Exchange were subject to a number of conditions, including liquidity and leverage conditions that stated that the Offers could not be consummated if an insufficient number of Old Notes were tendered into the exchange, and/or certain other debt instruments were not renegotiated so that, after giving effect to the Offers and such renegotiations, the face amount of the Company’s and its direct and indirect subsidiaries total debt would not be reduced by at least $5.7 billion (excluding any CIT Long Term Old Notes tendered) and its remaining unsecured debt maturities (excluding foreign vendor facilities) would exceed $500 million in 2009, $2.5 billion during the period from 2009 to 2010, $4.5 billion during the period from 2009 to 2011, and $6.0 billion during the period from 2009 to 2012, in each case on a cumulative basis (the “Liquidity and Leverage Conditions”). The Liquidity and Leverage Conditions could not be waived.

Under the prepackaged Plan of Reorganization (the “Plan of Reorganization”), the holders of all claims against and interests in the equity of the Debtors, other than certain unclassified claims, were placed into classes based on the nature of the claims and interests. The claims and interests of classes that were classified as unimpaired were reinstated and the holders did not vote on the Plan of Reorganization. The holders of claims and interests of classes that were classified as impaired were entitled to vote on the Plan of Reorganization and would receive new notes and new common stock. Under the Plan of Reorganization, a class was deemed to accept their treatment and approve the Plan if 66-2/3% in amount and more than 50% in number of the claims voting on the Plan of Reorganization voted to accept it.

The Offer of Exchange did not satisfy the Liquidity and Leverage Conditions and therefore could not be consummated. The notes tendered would have resulted in a debt reduction of approximately $2.7 billion and remaining maturities of approximately $977 million for 2009, $7.1 billion for 2009 to 2010, $11.4 billion for 2009 to 2011, and $13.9 billion for 2009 to 2012, in each instance failing to meet either the leverage condition or the liquidity condition of the Offer of Exchange.

The Plan of Reorganization was approved by each of the classes of holders of claims and interests that were entitled to vote based upon both the requirement of 66-2/3% in principal amount and more than 50% in number of claims voting. Approximately 82.2% of the members of the impaired classes by dollar amount actually voted on whether to approve The Plan of Reorganization. The following are the results of voting on the Plan of Reorganization for each class entitled to vote:

Voting Results for Prepackaged Plan of Reorganization

				$ Amount of Impaired Creditors Voting (66-2/3% required)			Number of Impaired Creditors Voting (50% required)

Class	Total Dollars Solicited (millions)	Total Dollars Voted (millions)	Percent Who Voted	Total $ Voted in Favor (millions)	Total $ Voted Against (millions)	Percent of Votes in Favor	Creditors Voting in Favor	Creditors Voting Against	Percent of Total Votes in Favor	Plan Accepted/ Rejected

6	$350.0	$271.5	77.6%	$271.5	$0	100.0%	22	0	100.0%	Accept

7	$2,187.7	$1,917.6	87.7%	$1,914.6	$2.9	99.8%	501	37	93.1%	Accept

8	$1,18807	$891.9	75.0%	$854.9	$37.1	95.8%	3,612	371	90.1%	Accept

9	$25,595.1	$20,733.0	81.0%	$18,849.6	$1,883.4	90.9%	37,160	4,864	88.4%	Accept

10*	$320.4	$228.3	71.3%	$153.2	$75.1	67.1%	5	2	71.4%	Accept

11*	$3,101.3	$2,700.2	87.1%	$2,547.6	$152.6	94.3%	73	7	91.3%	Accept

10 & 11 Aggregate*	$3,421.7	$2,928.5	85.6%	$2,700.8	$227.7	92.2%	78	9	89.7%	Accept

12	$1,199.9	$1,152.1	96.0%	$1,148.4	$3.7	99.7%	128	11	92.1%	Accept

13	$778.9	$662.1	85.0%	$628.6	$33.5	94.9%	186	14	93.0%	Accept

* For purposes of voting on the Plan of Reorganization, Class 10 and Class 11 voted as one class.

Based on the results of the voting by each of the impaired classes, the Plan of Reorganization was approved.

PART THREE

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the information under the captions “Election of Directors”, “CIT’s Corporate Governance” and “Executive Officers” in our Proxy Statement for our 2010 annual meeting of stockholders.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the information under the captions “2010 Compensation Committee Report and Certification of Risk Review”, “Narrative Risk Disclosure”, “Compensation Discussion and Analysis”, “Executive Compensation”, and “Director Compensation” in our Proxy Statement for our 2010 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2010 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the information under the captions “CIT’s Corporate Governance” and “Certain Relationships and Related Transactions” in our Proxy Statement for our 2010 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption “Appointment of Independent Auditors” in our Proxy Statement for our 2010 annual meeting of stockholders.

PART FOUR

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

	1.	The following financial statements of CIT and Subsidiaries:
Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at December 31, 2009 and December 31, 2008.
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007.
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.
Notes to Consolidated Financial Statements

	2.	All schedules are omitted because they are not applicable or because the required information appears in the Consolidated Financial Statements or the notes thereto.

(b) Exhibits

3.1	Third Restated Certificate of Incorporation of the Company, dated December 8, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 9, 2009).

3.2	Amended and Restated By-laws of the Company, as amended through December 8, 2009 (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 9, 2009).

4.1	Indenture dated as of December 10, 2009 between CIT Group Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 16, 2009).

4.2

First Supplemental Indenture dated as of December 10, 2009 among CIT Group Inc., certain Guarantors named therein and Deutsche Bank Trust Company Americas for the issuance of series A second-priority secured notes (incorporated by reference to Exhibit 4.2 to Form 8-K filed December 16, 2009).

4.3

Indenture as of dated December 10, 2009 between CIT Group Funding Company of Delaware, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to Form 8-K filed December 16, 2009).

4.4

First Supplemental Indenture dated as of December 10, 2009 CIT Group Funding Company of Delaware, LLC, CIT Group Inc. and the other Guarantors named therein and Deutsche Bank Trust Company Americas for the issuance of series B second-priority secured notes (incorporated by reference to Exhibit 4.4 to Form 8-K filed December 16, 2009).

4.5

Indenture dated as of January 20, 2006 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form 10-Q filed August 7, 2006).

4.6

First Supplemental Indenture dated as of February 13, 2007 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 13, 2007).

4.7

Third Supplemental Indenture dated as of October 1, 2009, between CIT Group Inc. and The Bank of New York Mellon relating to senior debt securities (incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 7, 2009).

4.8

Fourth Supplemental Indenture dated as of October 16, 2009 between CIT Group Inc. and The Bank of New York Mellon relating to senior debt securities (incorporated by reference to Exhibit 4.1 to Form 10-Q filed October 19, 2009).

4.10

Amendment Agreement, dated October 28, 2009, by and among CIT Group Inc., certain subsidiaries of CIT Group Inc., Bank of America N.A., as successor administrative agent and successor collateral agent, and the requisite lenders party thereto (incorporated by reference to Exhibit 4.1 to Form 8-K filed November 16, 2009).

4.11	Second Amended and Restated Credit and Guaranty Agreement, dated as of October 28, 2009, among CIT Group Inc., certain subsidiaries of CIT Group Inc., the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent, and Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers, bookrunners and syndication agents (incorporated by reference to Exhibit 4.1 to Form 8-K filed November 16, 2009).

4.12

First Amendment to Second Amended and Restated Credit and Guaranty Agreement dated as of December 10, 2009 by and among CIT Group Inc., Certain Subsidiaries of CIT Group Inc., Bank of America, N.A., as administrative agent and collateral agent and the requisite lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 16, 2009).

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

10.3*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).

10.4	*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 15, 2006).

10.5	*	Employment Agreement, dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed September 5, 2006).

10.6	*	Amendment to Employment Agreement, dated December 10, 2007, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 10.23 to Form 10-K filed February 29, 2008).

10.7	*	Amendment to Employment Agreement, dated December 31, 2008, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 10.16 to form 10-K filed March 2, 2009).

10.8	*	Form of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreement.

10.9	*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreement.

10.10	*	Form of CIT Group Inc. Long-Term Incentive Plan Deferred Cash Retention Award Agreement for executives with employment agreements.

10.11	*	Form of CIT Group Inc. Long-Term Incentive Plan Deferred Cash Retention Award Agreement for executives without employment agreements.

10.12	*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).

10.13	*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).

10.14	*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.15	*	Amended and Restated Employment Agreement, dated as of May 8, 2008, between CIT Group Inc. and Joseph M. Leone (incorporated by reference to Exhibit 10.31 to Form 10-Q filed May 12, 2008

10.16	*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and Joseph M. Leone (incorporated by reference to Exhibit 10.33 to Form 10-K filed March 2, 2009).

10.17	*	Extension of Term of Employment Agreement dated as of December 18, 2009 between CIT Group Inc. and Joseph M. Leone.

10.18	*	CIT Group Inc. Long-Term Incentive Plan 2010 Annual Stock Salary Agreement for Joseph M. Leone, effective January 1, 2010.

10.19	*	Employment Agreement, dated June 16, 2008, between CIT Group Inc. and Alexander T. Mason (incorporated by reference to Exhibit 10.33 to Form 10-Q filed November 10, 2008).

10.20	*	Letter Agreement between CIT Group Inc. and Alexander T. Mason, dated January 29, 2010.

10.21	*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).

10.22	*	Extension of Term of Employment Agreement, dated as of November 24, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.36 to Form 10-K filed March 2, 2009).

10.23	*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).

10.24	*	Extension of Term of Employment Agreement, dated December 21, 2009, between CIT Group Inc. and C. Jeffrey Knittel.

10.25	*	Letter Agreement between CIT Group Inc. and John A. Thain, effective February 8, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2010).

10.26	*	Form of CIT Group Inc. Three Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 8, 2010).

10.27	*	Form of CIT Group Inc. One Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 8, 2010).

10.28		Confirmation; Credit Support Annex and ISDA Schedule, each dated June 6, 2008 and between CIT Financial Ltd. and Goldman Sachs International evidencing a $3 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed November 10, 2008).

10.29		Letter Agreement, dated December 23, 2008, between CIT Group Inc. and the United States Department of the Treasury, and the Securities Purchase Agreement – Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 24, 2008).

10.30		Registration Rights Agreement, dated as of December 24, 2008, between CIT Group Inc., and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 10.1 to Form 8- K filed December 31, 2008).

10.31		Order to Cease and Desist, in the matter of CIT Bank, Salt Lake City, Utah, dated July 16, 2009, issued by the Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 17, 2009).

10.32		Order to Cease and Desist, in the matter of CIT Bank, Salt Lake City, Utah, dated July 16, 2009, issued by the Utah Department of Financial Institutions (incorporated by reference to Exhibit 10.41 to Form 10-Q filed August 17, 2009).

10.33		Written Agreement, dated August 12, 2009, between CIT Group Inc. and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 13, 2009).

10.34		Amended and Restated Confirmation regarding Total Return Swap Facility, dated as of October 28, 2009, by and between CIT Financial Ltd. and Goldman Sachs International (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 16, 2009).

12.1		CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

21.1		Subsidiaries of CIT.

23.1		Consent of PricewaterhouseCoopers LLP.

24.1		Powers of Attorney.

31.1		Certification of John A. Thain pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Joseph M. Leone pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John A. Thain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Leone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of John A. Thain pursuant to Section 111(b)(4) of Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.2	Certification of Joseph M. Leone pursuant to Section 111(b)(4) of Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

*	Indicates a management contract or compensatory plan or arrangement.

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

March 16, 2010

CIT GROUP INC.

By: /s/ John A. Thain
John A. Thain
Chairman and Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 16, 2010 in the capacities indicated below.

NAME	NAME

/s/ John A. Thain	John R. Ryan*

John A. Thain	John R. Ryan
Chairman and Chief Executive Officer and Director	Director

Michael J. Embler*	Seymour Sternberg*

Michael J. Embler	Seymour Sternberg
Director	Director

William M. Freeman*	Peter J. Tobin*

William M. Freeman	Peter J. Tobin
Director	Director

Arthur B. Newman*	Laura S. Unger*

Arthur B. Newman	Laura S. Unger
Director	Director

Daniel A. Ninivaggi*
/s/ Joseph M. Leone
Daniel A. Ninivaggi
Director	Joseph M. Leone
Vice Chairman and Chief Financial Officer
R. Brad Oates*	and Chief Accounting Officer

R. Brad Oates
Director

Marianne Miller Parrs*	*By: /s/ James P. Shanahan

Marianne Miller Parrs	James P. Shanahan
Director	Senior Vice President,
Chief Regulatory Counsel
Gerald Rosenfeld*	Attorney-in-Fact

Gerald Rosenfeld
Director

*

Original powers of attorney authorizing John A. Thain, Robert J. Ingato, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.

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