Form 10-K/A
period 2009-12-31
CIT GROUP INC
filed 2010-03-18
CIK 1171825

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

INTRODUCTORY NOTE

We are filing this Amendment to our Form 10-K for the fiscal year ended December 31, 2009 to correct the signature line of the Report of Independent Registered Public Accounting Firm at December 31, 2009, and the Report of Independent Registered Public Accounting Firm at December 31, 2008 and for each of the three years in the period ended December 31, 2009. Both reports had been signed by the Independent Registered Public Accounting Firm, but the signature line was inadvertently omitted when the Form 10-K was filed.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 16, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2010

CIT GROUP INC.

By: /s/ John A. Thain
John A. Thain
Chairman and Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 18, 2010 in the capacities indicated below.

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