Form 10-Q
period 2010-03-31
CIT GROUP INC
filed 2010-05-10
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	or	| |	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of April 30, 2010 there were 200,038,680 shares of the registrant’s common stock outstanding.

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except share data)

	March 31,	December 31,
	2010	2009
Assets
Cash and due from banks	$1,527.3	$1,289.5
Deposits with banks, including restricted balances of $1,928.4 at
March 31, 2010 and $1,420.7 at December 31, 2009(a)	8,488.3	8,536.4
Trading assets at fair value - derivatives	93.5	44.1
Assets held for sale(a)	1,368.8	343.8
Loans (see Note 3 for amounts pledged)	32,025.7	34,865.8
Allowance for loan losses	(180.8)	–

Total loans, net of allowance for loan losses(a)	31,844.9	34,865.8
Operating lease equipment, net (see Note 3 for amounts pledged)(a)	10,931.0	10,910.0
Unsecured counterparty receivable	914.6	1,094.5
Goodwill and intangible assets, net	440.9	464.5
Other assets(a)	2,451.2	2,480.5

Total Assets(a)	$58,060.5	$60,029.1

Liabilities
Deposits	$4,853.6	$5,218.6
Trading liabilities at fair value - derivatives	55.7	41.9
Credit balances of factoring clients	881.1	892.9
Other liabilities(a)	2,372.0	2,211.3
Long-term borrowings, including $3,861.3 and $4,629.5
contractually due within twelve months at March 31, 2010 and
December 31, 2009, respectively(a)	41,369.1	43,263.0

Total Liabilities(a)	49,531.5	51,627.7

Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 200,039,778 at March 31, 2010 and 200,035,561 at
December 31, 2009	2.0	2.0
Outstanding: 200,037,948 at March 31, 2010 and 200,035,561 at
December 31, 2009
Paid-in capital	8,403.8	8,398.0
Retained earnings	82.9	–
Accumulated other comprehensive income	39.2	–
Treasury stock: 1,830 shares at March 31, 2010 at cost	(0.1)	–

Total Common Stockholders’ Equity	8,527.8	8,400.0
Noncontrolling minority interests	1.2	1.4

Total Equity	8,529.0	8,401.4

Total Liabilities and Equity	$58,060.5	$60,029.1

(a)

The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between total VIE assets and liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

	March 31,	December 31,
	2010	2009
Assets
Deposits with banks (all restricted)	$841.3	$655.3
Assets held for sale	233.3	6.6
Loans, net	13,178.1	13,501.9
Operating lease equipment, net	2,519.5	3,689.8

Total Assets	$16,772.2	$17,853.6

Liabilities
Beneficial interests issued by consolidated VIEs - (classified as long-term borrowings)	12,624.7	13,662.7

Total Liabilities	$12,624.7	$13,662.7

See Notes to Consolidated Financial Statements.

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Operation (Unaudited) (dollars in millions - except per share data)

	Quarters Ended March 31,

	CIT	Predecessor CIT
	2010	2009
Interest income
Interest and fees on loans	$1,042.7	$628.6
Interest and dividends on investments	6.3	11.0

Interest income	1,049.0	639.6

Interest expense
Interest on long-term borrowings	(807.7)	(632.7)
Interest on deposits	(30.1)	(24.4)

Interest expense	(837.8)	(657.1)

Net interest revenue	211.2	(17.5)
Provision for credit losses	(186.6)	(535.4)

Net interest revenue, after credit provision	24.6	(552.9)

Other income
Rental income on operating leases	418.2	475.2
Other	132.2	188.0

Total other income	550.4	663.2

Total revenue, net of interest expense and credit provision	575.0	110.3

Other expenses
Depreciation on operating lease equipment	(173.5)	(282.0)
Operating expenses	(261.9)	(162.6)

Total other expenses	(435.4)	(444.6)

Income (loss) before provision for income taxes	139.6	(334.3)
Provision for income taxes	(42.5)	(8.0)

Net income (loss) before attribution of noncontrolling interests and
preferred stock dividends	97.1	(342.3)
Loss (income) attributable to noncontrolling interests, after tax	0.2	(0.5)
Preferred stock dividends	–	(60.4)

Net income (loss)	$97.3	$(403.2)

Basic earnings (loss) per common share	$0.49	$(1.04)
Diluted earnings (loss) per common share	$0.49	$(1.04)
Average number of shares - basic (thousands)	200,040	388,940
Average number of shares - diluted (thousands)	200,076	388,940
Cash dividends per common share	–	0.02

See Notes to Consolidated Financial Statements.

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity

December 31, 2009	$2.0	$8,398.0	$–	$–	$–	$1.4	$8,401.4

Adoption of new accounting
pronouncement			(14.4)				(14.4)

Net income			97.3			(0.2)	97.1
Foreign currency translation adjustments				37.8			37.8
Change in fair values of derivatives
qualifying as cash flow hedges				(0.3)			(0.3)
Unrealized gain on available for sale
equity investments, net				1.7			1.7

Total comprehensive income							136.3

Restricted Stock/Stock option expense		5.8			(0.1)		5.7

March 31, 2010	$2.0	$8,403.8	$82.9	$39.2	$(0.1)	$1.2	$8,529.0

See Notes to Consolidated Financial Statements.

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Quarters Ended March 31, (dollars in millions)

	CIT	Predecessor CIT
	2010	2009

Cash Flows From Operations
Income (loss) before preferred stock dividends	$97.3	$(342.8)
Adjustments to reconcile net income to net cash flows from operations:
Depreciation, amortization and accretion	(149.8)	375.1
Gains on equipment, receivable and investment sales	(61.0)	(18.5)
Warrant fair value adjustment	–	(95.8)
Gain on debt and debt-related derivative extinguishments	–	(139.4)
Provision for credit losses	186.6	535.4
Provision for deferred income taxes	16.3	0.9
Decrease (increase) in finance receivables held for sale	7.0	(1.3)
(Increase) decrease in other assets	(140.2)	689.1
Increase (decrease) in accrued liabilities and payables	162.4	(901.6)

Net cash flows provided by operations	118.6	101.1

Cash Flows From Investing Activities
Finance receivables extended and purchased	(4,209.5)	(7,070.8)
Principal collections of finance receivables and investments	6,098.4	8,801.4
Proceeds from asset and receivable sales	389.4	329.2
Purchases of assets to be leased and other equipment	(284.7)	(683.0)
Net decrease (increase) in short-term factoring receivables	154.8	232.9
Net proceeds from sale of discontinued operation	–	44.2

Net cash flows provided by investing activities	2,148.4	1,653.9

Cash Flows From Financing Activities
Proceeds from the issuance of term debt	1,056.2	1,847.5
Repayments of term debt	(3,269.4)	(5,630.9)
Net (decrease) increase in deposits	(365.1)	398.1
Net repayments of non-recourse leveraged lease debt	(8.6)	(15.3)
Collection of security deposits and maintenance funds	189.7	108.3
Repayment of security deposits and maintenance funds	(187.8)	(99.6)
Cash dividends paid	–	(42.1)
Other	–	(56.4)

Net cash flows used in financing activities	(2,585.0)	(3,490.4)

Decrease in cash and cash equivalents	(318.0)	(1,735.4)
Unrestricted cash and cash equivalents, beginning of period	8,405.2	6,263.3

Unrestricted cash and cash equivalents, end of period	$8,087.2	$4,527.9

Supplementary Cash Flow Disclosure
Interest paid	$732.7	$582.7
Federal, foreign, state and local income taxes collected, net	$(6.2)	$(15.4)
Supplementary Non Cash Flow Disclosure
Net transfer of finance receivables from held for investment to held for sale	$1,058.0	$41.4

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include CIT Group Inc. and its majority owned subsidiaries, including CIT Bank (collectively, “CIT” or the “Company”), and those variable interest entities (VIEs) where the Company is primary beneficiary. CIT is a bank holding company and provides commercial financing and leasing products and other services to small and middle market companies in a wide variety of industries.

On November 1, 2009, CIT Group Inc. (“Predecessor CIT”) and CIT Group Funding Company of Delaware LLC (“Delaware Funding” and together with Predecessor CIT, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). As a result of the Debtors’ emergence from bankruptcy and implementation of the Modified Second Amended Prepackaged Reorganization Plan of Debtors (the “Plan”) on December 10, 2009 (the “Emergence Date”), CIT Group Inc. (“Successor CIT”) became a new reporting entity for financial reporting purposes, with a new basis in identifiable assets and liabilities assumed, a new capital structure and no retained earnings or accumulated losses. Predecessor CIT’s Consolidated Statements of Operation and Cash Flows for the quarter ended March 31, 2009 are not comparable to the consolidated financial statements for the quarter ended March 31, 2010 and are presented separately from Successor CIT. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Form 10-K), Note 1 and Note 2 for additional fresh start accounting and reorganization information.

The terms “CIT” and “Company”, when used with respect to periods commencing after emergence from bankruptcy, are references to Successor CIT and when used with respect to periods prior to emergence, are references to Predecessor CIT. These references include subsidiaries of Successor CIT or Predecessor CIT, unless otherwise indicated or the context requires otherwise.

The consolidated financial statements include effects of adopting fresh start accounting upon emergence from bankruptcy, as required by accounting principles generally accepted in the United States of America (“GAAP”). In applying fresh start accounting, the Company designated December 31, 2009 as a convenience date (the “Convenience Date”) for recording fair value adjustments to assets, liabilities and equity. Accretion and amortization of certain fresh start adjustments are included in the Statement of Operations for the quarter ended March 31, 2010.

These consolidated financial statements, which have been prepared in accordance with the instructions to Form 10-Q, do not include all information and note disclosures required by U.S. GAAP. The financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our Form 10-K. Certain amounts reported in the prior year have been reclassified to conform with the current year presentation.

On January 1, 2010, the Company implemented new consolidation accounting guidance related to VIEs. The new guidance eliminates the concept of qualified special purpose entities (“QSPEs”) that were previously exempt from consolidation, and introduces a new framework for determining the primary beneficiary of a VIE. The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. Under the new guidance, the primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Consolidation eliminated the retained interest and increased Cash ($105 million), Loans ($821 million), Allowance for loan losses ($40 million), Long-term borrowings ($738 million), and Other liabilities ($17 million). Equity decreased by approximately $14 million.

All significant inter-company accounts and transactions have been eliminated. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements. The Company accounts for investments in companies for which it owns a voting interest of 20 percent to 50 percent and for which it has an ability to exercise significant influence over operations and financial decisions using the equity method of accounting. These investments are included in Other Assets and the Company’s proportionate share of net income or loss is included in Other Income.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: fresh start accounting fair values; valuation of deferred tax assets; lease residual values and depreciation of operating lease equipment; and reserve for credit losses. Actual results could differ from those estimates and assumptions. Additionally, where applicable, policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

Accounting Pronouncements

On January 1, 2010, the Company adopted Accounting Standards Update 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. These amendments clarify that the stock portion of a distribution to shareholders, which allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate, is considered a share issuance, will be reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). These amendments are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Adoption of these amendments did not materially impact the Company’s financial condition and results of operations.

In January 2010, FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820). This update enhances disclosures about (1) different classes of assets and liabilities measured at fair value, (2) valuation techniques and inputs used, (3) transfers between Levels 1, 2, and 3, and (4) activity in Level 3 fair value measurements. Except for the detailed Level 3 rollforward disclosures, this guidance was adopted and did not have a material impact on the Company’s financial condition and results of operations. Disclosure of activity in Level 3 fair value measurements is effective for fiscal years and interim periods beginning after December 15, 2010. Adoption of this amendment will not materially impact the Company’s financial condition and results of operations.

NOTE 2 – LOANS AND RESERVE FOR CREDIT LOSSES

The following table presents loans, direct financing leases and leveraged leases held for investment, by segment based on obligor location:

Loans (dollars in millions)

	March 31, 2010			December 31, 2009
	Domestic	Foreign	Total	Domestic	Foreign	Total

Corporate Finance	$8,953.4	2,736.9	$11,690.3	$9,611.2	$2,539.1	$12,150.3
Transportation Finance	1,483.4	333.7	1,817.1	1,528.7	324.3	1,853.0
Trade Finance	2,510.5	283.6	2,794.1	2,602.6	388.4	2,991.0
Vendor Finance	3,978.6	2,802.6	6,781.2	4,363.8	3,824.0	8,187.8
Consumer	8,924.4	18.6	8,943.0	9,664.3	19.4	9,683.7

Total	$25,850.3	$6,175.4	$32,025.7	$27,770.6	$7,095.2	$34,865.8

The following table contains information on finance receivables evaluated for impairment and the related reserve for credit losses. The Company excludes homogenous loans such as consumer loans, small-ticket loans and lease receivables, short-term and factoring customer finance receivables from receivables evaluated for impairment. For purposes of this presentation, the Company distinguishes finance receivables identified in Fresh Start Accounting at the Convenience Date and impaired finance receivables identified in the quarter ended March 31, 2010. The Company is applying the income recognition and disclosure guidance in ASC 310-30-5 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to finance receivables in FSA.

	Total	First Quarter 2010 Impaired Loans	Loans Identified in FSA (December 31, 2009 and prior)

At or for the Quarter Ended March 31, (dollars in millions)
Finance receivables considered for impairment	$1,720.7	$412.7	$1,308.0
Impaired finance receivables with specific allowance	138.3	51.9	86.4
Specific allowance for impaired receivables	20.1	12.9	7.2
Impaired finance receivables with no specific allowance	1,582.4	360.8	1,221.6
Average investment in impaired finance receivables	1,626.6	206.4	1,420.2

The remaining principal balance prior to FSA of finance receivables with evidence of credit deterioration since origination at March 31, 2010 and December 31, 2009, respectively, was $1,982.1 million and $2,310.3 million.

Accretable discount activity for loans accounted for under ASC 310-30-5 at Emergence Date (dollars in millions):
Accretable discount, December 31, 2009	$454.8
Accretion	(30.5)
Disposals/transfers	(92.3)

Accretable discount, March 31, 2010	$332.0

The following table presents changes in the allowance for credit losses:

	CIT	Predecessor CIT
At or for the Quarter Ended March 31, (dollars in millions)	2010	2009

Balance, beginning of period	$–	$1,096.2

Provision for credit losses	186.6	535.4
Reserve change relating to new accounting pronouncement	39.7	–
Reserve changes relating to sales, foreign currency translation, other	(3.2)	(2.3)

Net additions to the reserve for credit losses	223.1	533.1

Charged-off - finance receivables	(44.4)	(327.1)
Recoveries of amounts charged-off post-FSA(1)	2.1	14.1

Net credit losses	(42.3)	(313.0)

Reserve balance - end of period	$180.8	$1,316.3

(1)	2010 recoveries do not include $44 million of recoveries on accounts that were charged-off pre-FSA and are included in Other Income.

NOTE 3 – LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings:

(dollars in millions)

	CIT Group Inc	Subsidiaries	Total	Total
	March 31, 2010	March 31, 2010	March 31, 2010	December 31, 2009

Secured borrowings	$–	$13,200.9	$13,200.9	$14,346.5
Secured credit facility and expansion
credit facility	464.2	6,467.7	6,931.9	7,716.6
Senior unsecured notes	86.1	146.7	232.8	268.1
Series A Notes	18,807.0	–	18,807.0	18,733.6
Series B Notes	–	2,196.5	2,196.5	2,198.2

Total debt	$19,357.3	$22,011.8	$41,369.1	$43,263.0

The Company prepaid $750 million of the secured credit facility and expansion credit facility in the first quarter of 2010, and an additional $1.5 billion on April 30, 2010. The Company also repaid $731 million of secured rail financing in the first quarter of 2010.

Secured Borrowings

Set forth below are borrowings and pledged assets primarily owned by consolidated special purpose entities. Creditors of these special purpose entities received ownership and/or security interests in the assets. These special purpose entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Except as otherwise noted, pledged assets listed below are not pledged to lenders under the Credit Facility or Expansion Credit Facility.

	March 31, 2010		December 31, 2009

	Secured	Assets	Secured	Assets
	Borrowing	Pledged	Borrowing	Pledged

Education trusts and conduits (student loans)	$5,427.7	$6,947.2	$5,864.3	$6,864.7
Goldman Sachs TRS(1)	2,314.1	3,205.3	2,552.7	3,429.6
Vendor finance(2)	629.0	797.5	1,120.7	1,589.4
Equipment lease securitizations (Vendor)	1,265.8	1,265.2	706.0	762.2
Canadian equipment receivables financing	684.6	720.0	543.0	557.6
Corporate finance (energy project finance)	288.7	317.1	288.9	305.0
Corporate finance (SBL)(2)	182.1	220.3	–	–

Subtotal - Finance Receivables	10,792.0	13,472.6	11,075.6	13,508.5

ECA financing (Aero)(3)	1,077.5	1,209.9	1,097.4	1,212.2
Transportation Finance - Rail	152.9	145.0	907.4	1,276.7
Goldman Sachs TRS (Aero)	565.8	1,119.8	582.2	1,154.3
Other structures	60.6	68.1	61.2	69.8

Subtotal - Equipment under operating leases	1,856.8	2,542.8	2,648.2	3,713.0

Vendor finance(4)	437.8	921.1	469.8	903.3
FHLB borrowings (Consumer)(5)	114.3	142.0	152.9	150.8

Total	$13,200.9	$17,078.5	$14,346.5	$18,275.6

(1)	Financing is secured by $2.3 billion corporate finance receivables, $0.7 billion student loans, and $0.2 billion small business lending loans.

(2)	Includes repurchase of assets previously sold or securitized and the associated secured debt

(3)	Secured aircraft financing facility for the purchase of specified Airbus aircraft.

(4)	International facilities collateralized by local assets.

(5)	Collateralized with Government Debentures and Certificates of Deposit.

Secured Credit Facility and Expansion Credit Facility

The Secured Credit Facility and Expansion Credit Facility are secured by substantially all unencumbered assets, which includes substantially all of the financing and leasing assets of U.S. operating subsidiaries, 65% of the voting and 100% of the non-voting stock of first-tier foreign subsidiaries, 100% of the stock of CIT Aerospace International (except one nominee share) and between 49% and 65% of certain other non-U.S., non-regulated subsidiaries. The facilities are subject to a fair value collateral coverage covenant (based on accounting valuation methodology) of 2.5x the outstanding loan balance tested quarterly and upon the financing, disposition or release of certain collateral. The agreement evidencing the Expansion Credit Facility and the Credit Facility includes certain additional terms, including a cash sweep that will accelerate repayment of the Credit Facility and Expansion Credit Facility.

Series A and B Notes

The Series A Notes and Series B Notes are secured by second-priority security interests in substantially all the assets securing the Facilities. The Series B Notes are further secured by Delaware Funding’s pledge of inter-company notes issued by CIT Financial Ltd., which are the primary assets of Delaware Funding.

The Series A and Series B Indentures likewise limit the ability of the Company, Delaware Funding and the Company’s restricted subsidiaries to make certain payments or investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale and leaseback transactions, pay dividends, sell assets, and enter into transactions with affiliates.

Further information on Long term Borrowings can be found in the Company’s 2009 Form 10-K.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

See the Company’s Form 10-K Note 10 for a description of its derivative transaction program.

After the Company lost its investment grade ratings in 2009, its counterparties began terminating derivative transactions. With the announcement of management’s reorganization plan, further derivative terminations followed.

Cash flow and fair value hedges related to unsecured debt no longer met criteria for hedge accounting. These derivatives were classified as non-qualifying hedges in trading assets or liabilities until they were terminated in the fourth quarter. None of the Company’s derivatives entered into prior to December 31, 2009 achieve hedge accounting. The Company continues reassessing hedge requirements and reestablishing counterparty relationships to facilitate placement of hedges where economically appropriate. New derivative instruments are cash collateralized.

The following table presents fair values and notional values of derivative financial instruments:

(dollars in millions)	March 31, 2010			December 31, 2009

	Notional	Asset Fair	Liability	Notional	Asset Fair	Liability
Qualifying Hedges	Amount	Value	Fair Value	Amount	Value	Fair Value

Foreign currency forward
exchange - cash flow hedges	$50.5	$–	$(0.5)	$–	$–	$–
Foreign currency forward
exchange - net investment
hedges
	9.0	0.6	–	–	–	–

Total Qualifying Hedges	$59.5	$0.6	$(0.5)	$–	$–	$–

Non-Qualifying Hedges,
classified as either trading
Cross currency swaps	$1,401.4	$32.1	$(26.0)	$646.7	$–	$(8.8)
Interest rate swaps	3,849.1	24.1	(19.7)	5,699.8	41.8	(25.8)
Foreign currency forward
exchange contracts	1,715.0	37.3	(10.0)	1,055.1	2.3	(7.3)
TRS	265.1	–	–	107.9	–	–

Total Non-qualifying Hedges	$7,230.6	$93.5	$(55.7)	$7,509.5	$44.1	$(41.9)

The financing facility with GSI (See Note 3) is structured as a total return swap (TRS). Amounts available for advances are accounted for as a derivative. Estimated fair value is based on a hypothetical transfer value, considering current market conditions and CIT specific financial and business situation. At March 31, 2010 and December 31, 2009, the estimated fair value was not significant.

During the quarters ended March 31, 2010 and 2009, there were no gains or losses for qualifying hedges. The following table presents the impact of derivatives not qualifying as hedging instruments:

(dollars in millions)	Gain / (Loss) Recognized	Three Months Ended
Derivative Instruments	in Statement of Income	March 31, 2010	March 31, 2009

		CIT	Predecessor CIT
Non Qualifying Hedges
Cross currency swaps	Other income	$9.3	$(8.7)
Interest rate swaps	Other income	(19.4)	1.4
Foreign currency forward exchange contracts	Other income	70.1	5.7
Warrants	Other income	–	95.8

Total Non-qualifying Hedges		$60.0	$94.2

NOTE 5 – FAIR VALUE

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial instruments required to be valued on a recurring basis based on priority ranking of valuation inputs are presented in the following tables:

March 31, 2010	Total	Level 1	Level 2	Level 3

Assets
Trading assets - derivatives	$93.5	$–	$93.5	$–

Liabilities
Trading liabilities - derivatives	$(55.7)	$–	$(54.8)	$(0.9)

December 31, 2009
Assets
Retained interests - securitizations	$139.7	$–	$–	$139.7
Trading assets - derivatives	44.1	–	44.1

Total Assets	$183.8	$–	$44.1	$139.7

Liabilities
Trading liabilities - derivatives	$(41.9)	$–	$(40.4)	$(1.5)

Level 3 Gains and Losses

The tables below set forth changes in Level 3 estimated fair value of financial instruments:

	Total	Retained Interests in Securitizations	Derivatives

Assets and Liabilities
December 31, 2009	$138.2	$139.7	$(1.5)
Gains or (losses) realized/unrealized
Included in Other income	0.6	–	0.6
Included in Other comprehensive income	–	–	–
Other (principally retained interest)	(139.7)	(139.7)	–

March 31, 2010	$(0.9)	$–	$(0.9)

Predecessor CIT
December 31, 2008	$224.6	$229.4	$(4.8)
Gains or (losses) realized/unrealized
Included in other income	(2.9)	(13.9)	11.0
Included in other comprehensive income	(6.8)	(3.0)	(3.8)
Other net	(20.5)	(20.5)	–

March 31, 2009	$194.4	$192.0	$2.4

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The following tables present financial instruments for which a non-recurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using:
March 31, 2010	Total	Level 1	Level 2	Level 3	Total Net Losses(1)

Assets
Impaired loans	$209.5	$–	$–	$209.5	$(20.1)

(1)	Reflects pretax amounts recorded in provision for loan losses (Impaired loans) in the Statements of Operation for declines in values.

See Form 10-K, Note 10, for complete listing of non-recurring changes in fair value as of December 31, 2009.

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets:

(dollars in millions)

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Assets
Trading assets – derivatives	$93.5	$93.5	$44.1	$44.1
Investments – retained interest in securitizations	–	–	139.7	139.7
Assets held for sale	1,368.8	1,368.8	343.8	343.8
Loans (net of credit balances of factoring clients)	24,626.6	25,262.0	27,291.3	27,291.3
Other assets and unsecured counterparty receivables(1)	2,272.8	2,272.8	2,336.2	2,336.2
Liabilities
Deposits(2)	$(4,895.6)	$(4,912.8)	$(5,253.1)	$(5,253.1)
Trading liabilities – derivatives	(55.7)	(55.7)	(41.9)	(41.9)
Long-term borrowings(2)	(41,661.8)	(42,533.8)	(43,441.5)	(43,441.5)
Other liabilities(3)	(1,723.9)	(1,723.9)	(1,701.7)	(1,701.7)

(1)	Other assets not subject to fair value include fixed assets and deferred tax assets.

(2)	Deposits and long-term borrowings include accrued interest.

(3)	Accrued liabilities and payables have a fair value that approximates carrying value. Liabilities not subject to fair value include deferred income taxes.

Assumptions used in valuing financial instruments as of March 31, 2010 are the same as disclosed in Note 12 of Form 10-K.

The net carrying value of lease finance receivables not subject to fair value disclosure totaled $6.3 billion at March 31, 2010.

Deposits – Discount rates used ranged from 0.6% to 4.16%.

Long-term borrowings – Discount rates used ranged from 0.63% to 25.23%.

NOTE 6 – Income Taxes

CIT’s tax provision of $42.5 million equated to a 30.6% effective tax rate, compared with (2.4%) for the quarter ended March 31, 2009. The effective tax rate is primarily reflective of taxes on certain international operations and valuation allowances recorded against U.S. losses.

Included in the tax provision is $9.3 million of tax expense, the largest component of which is valuation allowance on international deferred tax assets. The Company anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2011 in the range of $10-$20 million.

As of December 31, 2009, we had net operating losses (NOL’s) of $7.6 billion prior to cancellation of indebtedness income. After cancellation of indebtedness income, we estimate that we will have remaining NOL carryforwards of $2.6 billion, which expire from 2027 through 2029. Fresh start accounting adjustments are excluded from the calculation of U.S. taxable income.  Excluding fresh start accounting adjustments, first quarter 2010 U.S. results were a loss of approximately $375 million, which will impact the company’s U.S. net operating loss carryforwards.

In 2009, CIT’s reorganization constituted an ownership change under Section 382 of the Code which places an annual dollar limit on the use of NOL carry forwards. There are two relief provisions for limitations on NOL usage in Chapter 11 bankruptcy. Under one provision, we avoid any limitation on our use of NOL carry forwards, but the amount of the NOL is calculated without taking into account deductions for certain interest expense with respect to notes that was exchanged for equity, effectively reducing our NOL. In addition, if we undergo an ownership change within two years of the reorganization, our remaining NOL carry forwards, if any, would be entirely eliminated. To reduce this risk, our Certificate of Incorporation was amended to include restrictions on trading of the Company’s Common Stock. Under the second provision, the calculation of the annual limitation of usage of NOL’s is based on the value of equity immediately after any ownership change. If we elect this second provision, we estimate our NOL usage will be limited to $230 million per annum; however, the requirement to eliminate unused NOL carry forwards upon a change of ownership within two years of the reorganization would not apply. We have not yet made our final determination of which relief provision we will select. See our 10-K for December 31, 2009 for further information regarding the two relief provisions and the effects of the 2009 reorganization.

NOTE 7 – Stockholders’ Equity and Regulatory Capital

Stockholders’ Equity

Total comprehensive income was $136.3 million, versus a net loss of $369.6 million in the prior year quarter. The following table details the components of Accumulated Other Comprehensive Income, net of tax:

Accumulated Other Comprehensive Income (dollars in millions)

March 31, 2010

Foreign currency translation adjustments	$37.8
Unrealized gain on available for sale equity and securitization investments	1.7
Changes in fair values of derivatives qualifying as cash flow hedges	(0.3)

Total accumulated other comprehensive income (loss)	$39.2

The change in the foreign currency translation adjustments reflects the weakening of the U.S. dollar against the Canadian Dollar, partially offset by strengthening in relation to the Euro.

Regulatory Capital

The Company and CIT Bank are each subject to various regulatory capital requirements administered by the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”). See Form 10-K for details on requirements.

On July 16, 2009, the FDIC and the Utah Department of Financial Institutions (the “UDFI”) each issued a cease and desist order to CIT Bank (together, the “Orders”). The Orders were in connection with the diminished liquidity of Predecessor CIT. CIT Bank, without admitting or denying any allegations made by the FDIC and UDFI, consented and agreed to the issuances of the Orders.

On August 12, 2009, CIT entered into a Written Agreement with the Federal Reserve Bank of New York (the “Reserve Bank”). The Company continues to provide required periodic reports relating to: corporate governance, credit risk management, capital, liquidity and funds management, business trends, as appropriate, and the allowances for loan losses methodology.

Quantitative measures established by regulation to ensure capital adequacy require that the Company and CIT Bank each maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, subject to any agreement with regulators to maintain higher capital levels. In connection with becoming a bank holding company, the Company committed to a minimum level of total risk based capital of 13%. In connection with CIT Bank’s conversion to a commercial bank, CIT Bank committed to maintaining for three years a leverage ratio of at least 15%.

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the Reserve Bank, which may result in refinements to amounts reported at March 31, 2010.

(dollars in millions)		Actual		Required Ratio for Capital Adequacy	Rate To Be Well Capitalized Under Prompt Corrective Action
		Amount	Ratio	Purposes	Provisions

Total Capital (to risk weighted assets):
CIT	March 31, 2010	$8,173.7	15.9%	13.0%	N/A
CIT	December 31, 2009	$7,834.2	14.2%	13.0%	N/A
CIT Bank	March 31, 2010	$1,463.8	44.1%	8.0%	10.0%
CIT Bank(2)	December 31, 2009	$1,393.2	43.5%	8.0%	10.0%
Tier 1 Capital (to risk weighted assets):
CIT	March 31, 2010	$7,992.1	15.5%	4.0%	N/A
CIT	December 31, 2009	$7,834.2	14.2%	4.0%	N/A
CIT Bank	March 31, 2010	$1,459.6	43.9%	4.0%	6.0%
CIT Bank(2)	December 31, 2009	$1,393.2	43.5%	4.0%	6.0%
Tier 1 Capital (to average assets) (Leverage Ratio):
CIT	March 31, 2010	$7,992.1	13.7%	4.0%	N/A
CIT	December 31, 2009	$7,834.2	11.3%	4.0%	N/A
CIT Bank	March 31, 2010	$1,459.6	17.2%	15.0%	5.0%
CIT Bank(2)	December 31, 2009	$1,393.2	15.4%	15.0%	5.0%

The following table presents components of Tier 1 Capital and Total Capital:

(dollars in millions)

	CIT		CIT Bank(2)
	March 31,	December 31,	March 31,	December 31,
Tier 1 Capital	2010	2009	2010	2009

Total stockholders’ equity	$8,527.8	$8,400.0	$1,644.0	$1,590.1
Items in Accumulated other comprehensive
income excluded from Tier 1 Capital	(1.4)	–	(0.1)	–

Adjusted total equity	8,526.4	8,400.0	1,643.9	1,590.1
Less: Goodwill	(239.4)	(239.4)	–	–
Disallowed intangible assets	(201.5)	(225.1)	–	–
Investment in certain subsidiaries	–	(2.8)	–	–
Other Tier 1 components(1)	(93.4)	(98.5)	(184.3)	(196.9)

Tier 1 Capital	7,992.1	7,834.2	1,459.6	1,393.2
Tier 2 Capital
Qualifying reserve for credit losses	180.8	–	4.1	–
Other Tier 2 components	0.8	–	0.1	–

Total qualifying capital	$8,173.7	$7,834.2	$1,463.8	$1,393.2

Risk-weighted assets	$51,519.9	$55,241.1	$3,321.3	$3,200.5

(1)

Includes portion of net deferred income tax assets that does not qualify for Tier 1 capital, Tier 1 capital charge for nonfinancial equity investments and Tier 1 capital deduction for net unrealized losses on available-for-sale marketable equity securities (net of tax).

(2)	CIT Bank December 31, 2009 capital amounts have been revised from amounts disclosed in the Company’s Form 10-K.

CIT Bank’s financial statements for December 31, 2009 reflect a change in accounting treatment for related party transactions between CIT Bank and CIT Group Inc.  An interest rate ceiling agreement on the cost of funds at CIT Bank had the most significant impact on the Statement of Operations.

NOTE 8 — COMMITMENTS

The table below summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	March 31, 2010			December 31,
	Due to Expire			2009
	Within	After	Total	Total
	One Year	One Year	Outstanding	Outstanding

Financing Commitments
Financing and leasing assets	$713.3	$2,767.6	$3,480.9	$3,735.8
Vendor receivables	–	–	–	889.1
Letters of credit and acceptances
Standby letters of credit	211.0	226.7	437.7	539.2
Other letters of credit	126.7	0.4	127.1	139.2
Guarantees, acceptances and other recourse obligations	1,465.9	–	1,465.9	1,396.6
Purchase and Funding Commitments
Aerospace and other manufacturer purchase commitments	623.1	3,949.5	4,572.6	4,777.3
Other
Liabilities for unrecognized tax benefits	10.0	37.3	47.3	50.1

Financing Commitments

Financing commitments, referred to as loan commitments, or lines of credit, are agreements to lend to customers, subject to the customers’ compliance with contractual obligations. Given that these commitments are not typically fully drawn, may expire unused or be reduced or cancelled at the customer’s request and require the customer to be in compliance with certain conditions, the total commitment amount does not necessarily reflect actual future cash flow requirements.

Financing commitments declined from December 31, 2009 reflecting receivable sales. During 2010, Vendor receivables were sold, along with all associated commitments. Financing commitments shown above exclude $1.8 billion of commitments that were not available for draw due to requirements for asset / collateral availability or covenant conditions at March 31, 2010.

At March 31, 2010, substantially all commercial commitments were senior facilities, with approximately 49% secured by equipment or other assets and the remainder comprised of unsecured facilities relying upon cash-flow or enterprise value. The vast majority of commitments are syndicated transactions. CIT is lead agent in 38% of the facilities. Most of our undrawn and available financing commitments are in Corporate Finance with an average balance of $4.2 million. The top ten undrawn commitments aggregate $410 million.

The table above also excludes unused cancelable lines of credit to customers in connection with select third-party vendor programs, which may be used solely to finance additional product purchases. These uncommitted lines of credit can be reduced or canceled by CIT at any time without notice. Management’s experience indicates that customers related to vendor programs typically exercise their line of credit only when they need to purchase new products from a vendor and do not seek to exercise their entire available line of credit at any point in time.

Letters of Credit and Guarantees

In the normal course of meeting the needs of clients, we enter into agreements to provide financing, letters of credit and deferred purchase credit protection agreements (“DP Agreements”). Standby letters of credit obligate the issuer of the letter of credit to pay the beneficiary if a client on whose behalf the letter of credit was issued does not meet its obligation. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Consolidated Balance Sheets. To minimize potential credit risk, CIT generally requires collateral and in some cases additional forms of credit support from the customer.

DP Agreements are provided primarily in conjunction with factoring, whereby we provide the client with credit protection for trade receivables without purchasing the receivables. The trade terms are generally sixty days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, then CIT purchases the receivable from the client.

Purchase and Funding Commitments

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. Commitments to purchase commercial aircraft are with Airbus Industries and The Boeing Company. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at delivery date. Commitment amounts in the preceding table are based on contracted purchase prices less pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 97 aircraft remain to be purchased. Lease commitments are in place for 21 of the 22 aircraft to be delivered over the next twelve months. Commitments exclude unexercised options to purchase aircraft. Aircraft deliveries are scheduled periodically through 2018. Other manufacturing purchase commitments relate primarily to rail equipment.

NOTE 9 – BUSINESS SEGMENT INFORMATION

The following table presents our business segment financial information:

Business Segments (dollars in millions)

	Corporate	Transportation	Trade	Vendor	Commercial		Total	Corporate	Continuing
CIT	Finance	Finance	Finance	Finance	Segments	Consumer	Segments	and Other	Operations

For the quarter ended March 31, 2010
Total interest income	$504.0	$57.5	$30.5	$359.6	$951.6	$92.8	$1,044.4	$4.6	$1,049.0
Total interest expense	(297.0)	(258.5)	(38.5)	(167.9)	(761.9)	(70.9)	(832.8)	(5.0)	(837.8)
Provision for credit losses	(94.4)	(1.3)	(33.9)	(52.5)	(182.1)	(4.5)	(186.6)	–	(186.6)
Rental income on operating leases	8.8	299.2	–	110.8	418.8	–	418.8	(0.6)	418.2
Other income, excluding rental income	103.1	22.2	46.1	27.2	198.6	5.8	204.4	(72.2)	132.2
Depreciation on operating lease
equipment	(4.4)	(78.6)	–	(90.7)	(173.7)	–	(173.7)	0.2	(173.5)
Other expenses	(79.4)	(39.6)	(32.0)	(86.9)	(237.9)	(21.5)	(259.4)	(2.5)	(261.9)
(Provision) benefit for income taxes and
noncontrolling interests, after tax	(12.4)	(8.7)	–	(3.0)	(24.1)	3.5	(20.6)	(21.7)	(42.3)

Net income (loss)	$128.3	$(7.8)	$(27.8)	$96.6	$189.3	$5.2	$194.5	$(97.2)	$97.3

Select Period End Balances
Loans including receivables pledged	$11,690.3	$1,817.1	$2,794.1	$6,781.2	$23,082.7	$8,943.0	$32,025.7	$–	$32,025.7
Credit balances of factoring clients	–	–	(881.1)	–	(881.1)	–	(881.1)	–	(881.1)
Assets held for sale	287.8	11.6	–	479.8	779.2	589.6	1,368.8	–	1,368.8
Operating lease equipment, net	134.9	10,177.5	–	618.6	10,931.0	–	10,931.0	–	10,931.0

Predecessor CIT

For the quarter ended March 31, 2009
Interest income	$255.6	$44.6	$31.4	$230.0	$561.6	$67.4	$629.0	$10.6	$639.6
Interest expense	(150.0)	(136.6)	(16.1)	(144.4)	(447.1)	(74.6)	(521.7)	(135.4)	(657.1)
Provision for credit losses	(393.4)	1.6	(16.6)	(80.7)	(489.1)	(40.1)	(529.2)	(6.2)	(535.4)
Rental income on operating leases	11.7	336.8	–	127.2	475.7	–	475.7	(0.5)	475.2
Other income, excluding rental income
on operating leases	(0.3)	8.7	54.4	26.3	89.1	(3.6)	85.5	102.5	188.0
Depreciation on operating lease
equipment	(7.7)	(162.1)	–	(112.5)	(282.3)	–	(282.3)	0.3	(282.0)
Other expenses, excluding depreciation
on operating lease equipment	(106.8)	(41.1)	(36.4)	(87.4)	(271.7)	(22.6)	(294.3)	131.7	(162.6)
(Provision) benefit for income taxes and
noncontrolling interests, after tax	150.6	(5.9)	(7.6)	16.2	153.3	27.0	180.3	(188.8)	(8.5)

Net (loss) income from continuing operations, before preferred stock dividends	$(240.3)	$46.0	$9.1	$(25.3)	$(210.5)	$(46.5)	$(257.0)	$(85.8)	$(342.8)

Select Period End Balances
Loans including receivables pledged	$20,025.9	$2,536.0	$5,432.2	$10,734.2	$38,728.3	$12,130.8	$50,859.1	$–	$50,859.1
Credit balances of factoring clients	–	–	(2,702.3)	–	(2,702.3)	–	(2,702.3)	–	(2,702.3)
Assets held for sale	22.8	21.9	–	–	44.7	144.2	188.9	–	188.9
Operating lease equipment, net	252.8	12,026.2	–	896.2	13,175.2	–	13,175.2	–	13,175.2
Securitized assets	684.6	–	–	643.5	1,328.1	–	1,328.1	–	1,328.1

NOTE 10 — SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

In accordance with the Credit Facility, the Expansion Credit Facility as well as requirements in the prepackaged bankruptcy, including the New Second Lien Notes, the following tables present three mutually exclusive sets of condensed consolidating financial statements, reflecting the following:

  CIT Group Inc., as parent company, CIT Group Funding Company of Delaware, C.I.T. Leasing Corporation, CIT Financial Ltd., CIT Bank, and all Other Subsidiaries. Inter-company elimination entries for all subsidiaries are presented in the “Eliminations” column in the financial statements that follow.

  Entities that are considered guarantors or non-guarantors. Guarantor entities are those that have guaranteed the debt under the Credit Facility, Expansion Credit Facility and New Second Lien Notes. Non-guarantors are all other entities including those which may have pledged assets but did not guarantee the debt. Inter-company elimination entries for all subsidiaries are presented in the “Eliminations” column in the financial statements that follow.

  Restricted and unrestricted subsidiaries in accordance with the Credit Facility and the Expansion Credit Facility. Unrestricted subsidiaries include regulated entities such as CIT Bank, joint ventures, special purpose entities and entities deemed immaterial. Restricted entities include all other. Inter-company elimination entries for all subsidiaries are presented in the “Eliminations” column in the financial statements that follow.

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	CIT Group Inc.	CIT Group Funding Company of Delaware	C.I.T. Leasing Corporation	CIT Financial Ltd	CIT Bank	Other Subsidiaries	Eliminations	Consolidated Total

March 31, 2010
ASSETS:
Net loans	$–	$–	$897.9	$2,021.2	$5,437.1	$23,833.2	$(344.5)	$31,844.9
Operating lease
equipment, net	–	–	1,096.2	58.4	–	9,837.9	(61.5)	10,931.0
Assets held for sale	–	–	8.2	287.8	589.6	483.2	–	1,368.8
Cash and deposits with
banks	1,400.6	0.8	0.3	68.1	1,491.0	7,054.8	–	10,015.6
Other assets	30,733.5	–	18,965.2	1,412.1	746.2	79,504.1	(127,460.9)	3,900.2

Total Assets	$32,134.1	$0.8	$20,967.8	$3,847.6	$8,263.9	$120,713.2	$(127,866.9)	$58,060.5

LIABILITIES AND
STOCKHOLDERS’
EQUITY:

Debt, including deposits	$19,359.5	$2,196.5	$567.4	$1.0	$6,559.0	$17,825.8	$(286.5)	$46,222.7
Credit balances of
factoring clients	–	–	–	–	–	881.1	–	881.1
Other liabilities	4,247.1	(2,361.4)	4,791.9	2,943.1	60.9	(6,966.9)	(287.0)	2,427.7

Total Liabilities	23,606.6	(164.9)	5,359.3	2,944.1	6,619.9	11,740.0	(573.5)	49,531.5

Total Stockholders’
Equity	8,527.8	165.7	15,608.5	903.5	1,644.0	108,972.6	(127,294.3)	8,527.8
Noncontrolling minority
interests	(0.3)	–	–	–	–	0.6	0.9	1.2

Total Equity	8,527.5	165.7	15,608.5	903.5	1,644.0	108,973.2	(127,293.4)	8,529.0

Total Liabilities and
Stockholders’ Equity	$32,134.1	$0.8	$20,967.8	$3,847.6	$8,263.9	$120,713.2	$(127,866.9)	$58,060.5

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

	CIT Group Inc.	CIT Group Funding Company of Delaware	C.I.T. Leasing Corporation	CIT Financial Ltd	CIT Bank	Other Subsidiaries	Eliminations	Consolidated Total

Quarter Ended March 31, 2010
Interest income	$0.4	$15.7	$25.2	$39.8	$85.8	$895.5	$(13.4)	$1,049.0
Interest expense	(462.0)	(53.3)	(62.9)	(26.0)	(37.9)	(203.0)	7.3	(837.8)

Net interest revenue	(461.6)	(37.6)	(37.7)	13.8	47.9	692.5	(6.1)	211.2
Provision for credit
losses	0.4	–	(0.7)	(12.9)	(7.9)	(165.5)	–	(186.6)

Net interest revenue,
after credit provision	(461.2)	(37.6)	(38.4)	0.9	40.0	527.0	(6.1)	24.6
Equity in net income of
subsidiaries	405.5	–	242.8	(16.0)	–	1,542.1	(2,174.4)	–
Other Income
Rental income on
operating leases	(0.8)	–	41.7	9.0	–	368.8	(0.5)	418.2
Other	48.9	0.2	5.5	41.9	7.7	30.7	(2.7)	132.2

Total other income	48.1	0.2	47.2	50.9	7.7	399.5	(3.2)	550.4

Total net revenue, net of
interest expense and
credit provision	(7.6)	(37.4)	251.6	35.8	47.7	2,468.6	(2,183.7)	575.0

Other Expenses
Depreciation on
operating lease
equipment	–	–	(10.0)	(4.8)	–	(158.9)	0.2	(173.5)
Other	8.3	–	(35.0)	(4.7)	(11.7)	(238.1)	19.3	(261.9)

Total other expenses	8.3	–	(45.0)	(9.5)	(11.7)	(397.0)	19.5	(435.4)

Income (loss) before
income taxes	0.7	(37.4)	206.6	26.3	36.0	2,071.6	(2,164.2)	139.6
Benefit (provision) for
income taxes	96.4	–	–	(13.1)	(13.9)	(111.9)	–	(42.5)

Net income (loss)
before attribution of
noncontrolling interests	97.1	(37.4)	206.6	13.2	22.1	1,959.7	(2,164.2)	97.1
Income attributable to
noncontrolling interests,
after tax	–	–	–	–	–	0.3	(0.1)	0.2

Net income (loss)	$97.1	$(37.4)	$206.6	$13.2	$22.1	$1,960.0	$(2,164.3)	$97.3

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (dollars in millions)

	CIT Group Inc.	CIT Group Funding Company of Delaware	C.I.T. Leasing Corporation	CIT Financial Ltd	CIT Bank	Other Subsidiaries	Eliminations	Consolidated Total

Quarter Ended March 31, 2009
Cash Flows From Operating
Activities:
Net cash flows provided by (used for)
operations	$411.8	$(11.0)	$209.5	$12.5	$45.9	$(550.1)	$–	$118.6

Cash Flows From Investing
Activities:
Net decrease in financing and leasing
assets	–	–	14.1	(88.0)	468.6	1,753.7	–	2,148.4
(Increase) decrease in inter-company loans and investments	(129.3)	–	–	–	–	–	129.3	–

Net cash flows (used for) provided by
investing activities	(129.3)	–	14.1	(88.0)	468.6	1,753.7	129.3	2,148.4

Cash Flows From Financing
Activities:
Net increase (decrease) in debt	19.0	(1.7)	(63.2)	(36.0)	(767.0)	(1,736.1)	–	(2,585.0)
Inter-company financing	–	12.1	(160.4)	(330.7)	26.1	582.2	(129.3)	–

Net cash flows provided by (used for)
financing activities	19.0	10.4	(223.6)	(366.7)	(740.9)	(1,153.9)	(129.3)	(2,585.0)

Net (decrease) increase in cash and
cash equivalents	301.5	(0.6)	–	(442.2)	(226.4)	49.7	–	(318.0)
Cash and cash equivalents, beginning
of period	1,099.1	1.4	0.3	510.3	1,617.6	5,176.5	–	8,405.2

Cash and cash equivalents, end of
period	$1,400.6	$0.8	$0.3	$68.1	$1,391.2	$5,226.2	$–	$8,087.2

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total

March 31, 2010
ASSETS:
Net loans	$13,846.2	$18,343.2	$(344.5)	$31,844.9
Operating lease equipment, net	9,196.3	1,796.2	(61.5)	10,931.0
Assets held for sale	301.4	1,067.4	–	1,368.8
Cash and deposits with banks	6,794.7	3,220.9	–	10,015.6
Other assets	115,275.3	18,063.5	(129,438.6)	3,900.2

Total Assets	$145,413.9	$42,491.2	$(129,844.6)	$58,060.5

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt, including deposits	$29,426.3	$17,082.8	$(286.4)	$46,222.7
Credit balances of factoring clients	864.6	16.5	–	881.1
Other liabilities	14,257.1	(11,542.5)	(286.9)	2,427.7

Total Liabilities	44,548.0	5,556.8	(573.3)	49,531.5

Total Stockholders’ Equity	100,865.7	36,934.3	(129,272.2)	8,527.8
Noncontrolling minority interests	0.2	0.1	0.9	1.2

Total Equity	100,865.9	36,934.4	(129,271.3)	8,529.0

Total Liabilities and Stockholders’
Equity	$145,413.9	$42,491.2	$(129,844.6)	$58,060.5

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total

Quarter Ended March 31, 2010
Interest income	$614.9	$447.5	$(13.4)	$1,049.0
Interest expense	(703.4)	(141.7)	7.3	(837.8)

Net interest revenue	(88.5)	305.8	(6.1)	211.2
Provision for credit losses	(136.4)	(50.2)	–	(186.6)

Net interest revenue, after credit provision	(224.9)	255.6	(6.1)	24.6
Equity in net income of subsidiaries	1,716.8	456.0	(2,172.8)	–
Other Income
Rental income on operating leases	316.1	102.6	(0.5)	418.2
Other	166.3	(31.4)	(2.7)	132.2

Total other income	482.4	71.2	(3.2)	550.4

Total net revenue, net of interest
expense and credit provision	1,974.3	782.8	(2,182.1)	575.0

Other Expenses
Depreciation on operating lease equipment	(125.5)	(48.2)	0.2	(173.5)
Other	(224.0)	(57.2)	19.3	(261.9)

Total other expenses	(349.5)	(105.4)	19.5	(435.4)

Income (loss) before income taxes	1,624.8	677.4	(2,162.6)	139.6
Benefit (provision) for income taxes	4.9	(47.4)	–	(42.5)

Net income (loss) before attribution
of noncontrolling interests	1,629.7	630.0	(2,162.6)	97.1
Income attributable to noncontrolling
interests, after tax	–	0.3	(0.1)	0.2

Net income (loss)	$1,629.7	$630.3	$(2,162.7)	$97.3

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (dollars in millions)

	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total

Quarter Ended March 31, 2009
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$1,909.6	$(1,791.0)	$–	$118.6

Cash Flows From Investing Activities:
Net decrease in financing and leasing assets	41.9	2,106.5	–	2,148.4
(Increase) decrease in inter-company loans and
investments	(129.3)	–	129.3	–

Net cash flows (used for) provided by investing
activities	(87.4)	2,106.5	129.3	2,148.4

Cash Flows From Financing Activities:
Net increase (decrease) in debt	(1,239.4)	(1,345.6)	–	(2,585.0)
Inter-company financing	(560.5)	689.8	(129.3)	–

Net cash flows provided by (used for) financing
activities	(1,799.9)	(655.8)	(129.3)	(2,585.0)

Net (decrease) increase in cash and cash
equivalents	22.3	(340.3)	–	(318.0)
Cash and cash equivalents, beginning of period	6,772.4	1,632.8	–	8,405.2

Cash and cash equivalents, end of period	$6,794.7	$1,292.5	$–	$8,087.2

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total

March 31, 2010
ASSETS:
Net loans	$14,347.8	$17,841.6	$(344.5)	$31,844.9
Operating lease equipment, net	9,420.1	1,572.4	(61.5)	10,931.0
Assets held for sale	720.4	648.4	–	1,368.8
Cash and deposits with banks	5,566.7	4,448.9	–	10,015.6
Other assets	91,122.5	42,293.2	(129,515.5)	3,900.2

Total Assets	$121,177.5	$66,804.5	$(129,921.5)	$58,060.5

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Debt, including deposits	$7,868.5	$38,674.8	$(320.6)	$46,222.7
Credit balances of factoring clients	864.6	16.5	–	881.1
Other liabilities	301.3	2,413.3	(286.9)	2,427.7

Total Liabilities	9,034.4	41,104.6	(607.5)	49,531.5

Total Stockholders’ Equity	112,142.1	25,700.6	(129,314.9)	8,527.8
Noncontrolling minority interests	1.0	(0.7)	0.9	1.2

Total Equity	112,143.1	25,699.9	(129,314.0)	8,529.0

Total Liabilities and
Stockholders’ Equity	$121,177.5	$66,804.5	$(129,921.5)	$58,060.5

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total

Quarter Ended March 31, 2010
Interest income	$644.7	$417.7	$(13.4)	$1,049.0
Interest expense	(89.0)	(756.1)	7.3	(837.8)

Net interest revenue	555.7	(338.4)	(6.1)	211.2
Provision for credit losses	(145.7)	(40.9)	–	(186.6)

Net interest revenue, after credit provision	410.0	(379.3)	(6.1)	24.6
Equity in net income of subsidiaries	1,550.7	620.0	(2,170.7)	–
Other Income
Rental income on operating leases	331.1	87.6	(0.5)	418.2
Other	88.4	46.5	(2.7)	132.2

Total other income	419.5	134.1	(3.2)	550.4

Total net revenue, net of
interest expense and credit
provision	2,380.2	374.8	(2,180.0)	575.0

Other Expenses
Depreciation on operating
lease equipment	(136.8)	(36.9)	0.2	(173.5)
Other	(240.4)	(40.8)	19.3	(261.9)

Total other expenses	(377.2)	(77.7)	19.5	(435.4)

Income (loss) before income taxes	2,003.0	297.1	(2,160.5)	139.6
Benefit (provision) for income taxes	(98.2)	55.7	–	(42.5)

Net income (loss) before attribution
of noncontrolling interests	1,904.8	352.8	(2,160.5)	97.1
Income attributable to
noncontrolling interests, after
tax	–	0.3	(0.1)	0.2

Net income (loss)	$1,904.8	$353.1	$(2,160.6)	$97.3

CIT Bank’s financial statements for December 31, 2009 reflect a change in accounting treatment for related party transactions between CIT Bank and CIT Group Inc.  As a result of the change, CIT Bank is accounting for the benefit of its interest rate ceiling agreement with CIT Group Inc. as a contribution to equity rather than a reduction to interest expense.

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	CIT Group Inc.	CIT Group Funding Company of Delaware	C.I.T. Leasing Corporation	CIT Financial Ltd	CIT Bank	Other Subsidiaries	Eliminations	Consolidated Total

December 31, 2009
ASSETS:
Net loans	$–	$–	$925.3	$1,976.3	$6,467.3	$25,867.3	$(370.4)	$34,865.8
Operating lease
equipment, net	–	–	1,088.3	47.4	–	9,834.7	(60.4)	10,910.0
Assets held for sale	–	–	13.5	272.2	34.0	24.1	–	343.8
Cash and deposits with
banks	1,099.1	1.4	0.3	510.3	1,705.4	6,509.5	(0.1)	9,825.9
Other assets	29,314.1	9.9	18,550.6	1,591.4	763.8	67,690.3	(113,836.5)	4,083.6

Total Assets	$30,413.2	$11.3	$20,578.0	$4,397.6	$8,970.5	$109,925.9	$(114,267.4)	$60,029.1

LIABILITIES AND
STOCKHOLDERS’
EQUITY:

Debt, including deposits	$19,340.5	$2,198.2	$630.6	$37.0	$7,326.0	$19,272.2	$(322.9)	$48,481.6
Credit balances of
factoring clients	–	–	–	–	–	892.9	–	892.9
Other liabilities	2,661.3	(2,389.9)	4,719.6	3,362.3	54.4	(5,853.1)	(301.4)	2,253.2

Total Liabilities	22,001.8	(191.7)	5,350.2	3,399.3	7,380.4	14,312.0	(624.3)	51,627.7

Total Stockholders’
Equity	8,411.4	203.0	15,227.8	998.3	1,590.1	95,612.5	(113,643.1)	8,400.0
Noncontrolling minority
interests	–	–	–	–	–	1.4	–	1.4

Total Equity	8,411.4	203.0	15,227.8	998.3	1,590.1	95,613.9	(113,643.1)	8,401.4

Total Liabilities and
Stockholders’ Equity	$30,413.2	$11.3	$20,578.0	$4,397.6	$8,970.5	$109,925.9	$(114,267.4)	$60,029.1

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

	CIT Group Inc.	CIT Group Funding Company of Delaware	C.I.T. Leasing Corporation	CIT Financial Ltd	CIT Bank	Other Subsidiaries	Eliminations	Consolidated Total

Year Ended December 31, 2009
Interest income	$13.5	$87.8	$60.8	$72.3	$278.1	$1,845.8	$–	$2,358.3
Interest expense	(638.0)	(80.5)	(161.2)	(27.0)	(264.1)	(1,488.6)	–	(2,659.4)

Net interest revenue	(624.5)	7.3	(100.4)	45.3	14.0	357.2	–	(301.1)
Provision for credit
losses	(126.2)	–	0.2	(117.3)	(32.1)	(2,385.4)	–	(2,660.8)

Net interest revenue,
after credit provision	(750.7)	7.3	(100.2)	(72.0)	(18.1)	(2,028.2)	–	(2,961.9)
Equity in net income of
subsidiaries	(12,751.2)	–	(3,993.5)	(35.7)	–	(19,732.8)	36,513.2	–
Other Income
Rental income on
operating leases	–	–	153.0	41.0	–	1,705.5	–	1,899.5
Other	(362.1)	(8.4)	(34.4)	(11.4)	47.6	95.7	–	(273.0)

Total other income	(362.1)	(8.4)	118.6	29.6	47.6	1,801.2	–	1,626.5

Total net revenue, net of
interest expense and
credit provision	(13,864.0)	(1.1)	(3,975.1)	(78.1)	29.5	(19,959.8)	36,513.2	(1,335.4)

Other Expenses
Depreciation on
operating lease
equipment	–	–	(86.2)	(36.4)	–	(1,019.5)	0.3	(1,141.8)
Goodwill and intangible
assets impairment
charges	–	–	–	–	–	(692.4)	–	(692.4)
Other	275.7	(0.1)	(80.8)	(52.1)	(60.3)	(1,015.9)	–	(933.5)

Total other expenses	275.7	(0.1)	(167.0)	(88.5)	(60.3)	(2,727.8)	0.3	(2,767.7)

Loss from continuing
operations before
reorganization items,
fresh start accounting
adjustments and income
taxes	(13,588.3)	(1.2)	(4,142.1)	(166.6)	(30.8)	(22,687.6)	36,513.5	(4,103.1)
Reorganization items	11,089.4	46.1	–	–	–	(837.5)	–	10,298.0

Fresh start accounting
adjustments	2,646.8	(49.0)	(1,007.1)	(263.6)	(663.2)	(6,807.6)	–	(6,143.7)

Income (loss) from continuing
operations before
income taxes	147.9	(4.1)	(5,149.2)	(430.2)	(694.0)	(30,332.7)	36,513.5	51.2

Benefit (provision) for
income taxes	35.4	–	3.5	181.0	245.8	(333.1)	(0.5)	132.1

Net income (loss) before
preferred stock dividend	183.3	(4.1)	(5,145.7)	(249.2)	(448.2)	(30,665.8)	36,513.0	183.3

Preferred stock dividend	(188.1)	–	–	–	–	-	–	(188.1)

Net income (loss) before
attribution of
noncontrolling interests	(4.8)	(4.1)	(5,145.7)	(249.2)	(448.2)	(30,665.8)	36,513.0	(4.8)
Income attributable to
noncontrolling interests,
after tax	–	–	–	–	–	1.0	–	1.0

Net income (loss)
(attributable) available
to common
stockholders	$(4.8)	$(4.1)	$(5,145.7)	$(249.2)	$(448.2)	$(30,664.8)	$36,513.0	$(3.8)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (dollars in millions)

	CIT Group Inc.	CIT Group Funding Company of Delaware	C.I.T. Leasing Corporation	CIT Financial Ltd	CIT Bank	Other Subsidiaries	Eliminations	Consolidated Total
Year Ended December 31, 2009
Cash Flows From
Operating Activities:

Net cash flows provided
by (used for) operations	$2,203.5	$(28.5)	$(4,548.0)	$194.2	$(1,066.6)	$5,319.1	$–	$2,073.7

Cash Flows From
Investing Activities:
Net increase (decrease)
in financing and leasing
assets	(162.6)	–	884.8	429.8	2,217.5	1,918.1	–	5,287.6
Decrease in inter-
company loans and
investments	16,545.8	–	–	–	–	–	(16,545.8)	–

Net cash flows (used
for) provided by
investing activities	16,383.2	–	884.8	429.8	2,217.5	1,918.1	(16,545.8)	5,287.6

Cash Flows From
Financing Activities:
Net increase (decrease)
in debt	(21,748.7)	(1.9)	622.7	121.4	661.0	15,217.4	–	(5,128.1)
Inter-company financing	–	18.0	3,040.8	(380.6)	(1,560.9)	(17,663.1)	16,545.8	–
Cash dividends paid	(91.3)	–	–	–	–	–	–	(91.3)

Net cash flows provided
by (used for) financing
activities	(21,840.0)	16.1	3,663.5	(259.2)	(899.9)	(2,445.7)	16,545.8	(5,219.4)

Net (decrease) increase
in cash and cash
equivalents	(3,253.3)	(12.4)	0.3	364.8	251.0	4,791.5	–	2,141.9
Cash and cash
equivalents, beginning
of period	4,352.4	13.8	–	145.5	1,366.6	385.0	–	6,263.3

Cash and cash
equivalents, end of
period	$1,099.1	$1.4	$0.3	$510.3	$1,617.6	$5,176.5	$–	$8,405.2

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations and
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

OVERVIEW

CIT Group Inc. is a bank holding company that provides financing and leasing capital principally for small businesses and middle market companies worldwide. We serve a wide variety of industries and offer vendor, equipment, commercial and structured financing products, as well as factoring and management advisory services. CIT is the parent of CIT Bank, a state-chartered bank in Utah. We operate primarily in North America, with locations in Europe, Latin America and the Asia-Pacific region. CIT, which became a bank holding company (“BHC”) in 2008, has been providing financial solutions to its clients since its formation in 1908.

On November 1, 2009, CIT Group Inc. and CIT Group Funding Company of Delaware LLC filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. We emerged on December 10, 2009 after restructuring our debt, cancelling our preferred and common stock and issuing new common stock to our debtholders. In order to preserve valuable tax attributes following emergence from bankruptcy, we included restrictions in our Certificate of Incorporation on any shareholder who owns five percent or more of our new common stock. See “Income Taxes”. The terms “CIT” and “Company”, when used with respect to periods commencing after emergence from bankruptcy, are references to Successor CIT and when used with respect to periods prior to emergence, are references to Predecessor CIT. These references include subsidiaries of Successor CIT or Predecessor CIT, unless otherwise indicated or the context requires otherwise.

Additional information regarding the Company, including its 2009 restructuring and stated 2010 priorities and performance expectations, can be found in Item 7 and Item 7A Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk in our Form 10-K for the year ended December 31, 2009.

In the following discussion, we use financial terms that are relevant to our business. You can find a glossary of these terms in Item 1 Business Overview in our Form 10-K for the year ended December 31, 2009.

FINANCIAL PERFORMANCE OVERVIEW AND FRESH START ACCOUNTING

As we continue to execute on our strategic business plan, we made progress during the first quarter toward lowering our funding costs and keeping our expense levels in line with the revenue base as the balance sheet shrinks. We strengthened our balance sheet, resulting in improved capital ratios. We reduced assets, primarily financing and leasing assets, by $2 billion through collections and sales. Further sales are expected as assets held for sale increased by $1 billion. In April, we announced the sale of certain non-strategic Vendor Finance assets, primarily in Australia, and we sold our investment in a joint venture with assets in Canada. We also plan to sell certain student loans.

Liquidity was enhanced as we closed a $667 million private placement equipment finance securitization (principally vendor finance assets) and re-established a $1.0 billion vendor finance bank conduit. These two financings have weighted average funding costs of approximating 3.0%. Debt was reduced by $1.8 billion, as we prepaid: $750 million of secured credit facilities and $731 million of secured rail financing, as well as other secured funding repayments, using available cash resources. As a result of our increased cash, cash flows from our portfolios, anticipated sales and financing initiatives, we prepaid an additional $1.5 billion of the secured credit facilities on April 30th.

Certain segment results were positive, particularly in Vendor Finance and Corporate Finance, while the Trade Finance results reflected the restoration of the allowance for credit losses which was eliminated in FSA. New business volume trends reflect a measured approach to re-starting origination activities. From a business perspective, in Vendor Finance new origination trends are positive, as the unit is focusing on strategic vendor relationships in core markets, while moving away from less profitable businesses. We also added a significant new vendor relationship in April. In Corporate Finance we are starting to see increased demand and a rebound in the middle market, as we are beginning to originate Corporate Finance loans in CIT Bank. Small business lending application volume also improved from recent months. In Trade Finance, client terminations, while still relatively high, were significantly reduced from prior quarters though the resumption of volume from new clients and with clients that returned to CIT were stabilizing factors. In Transportation Finance, new volume was limited to committed asset deliveries. In aerospace, all aircraft and 2010 deliveries are leased and a significant portion of 2011 deliveries are also leased. Rail utilization remains at 90%, though we are starting to see rail car loadings improve.

Net income for the quarter was $97 million, $0.49 per share. Net income benefitted from $421 million pretax net accretion and lower depreciation due to fresh start accounting (FSA) adjustments. Also, our book value per common share and tangible book value per common share increased to $42.63 and $40.43 at March 31, 2010 from $41.99 and $39.67 at December 31, 2009.

Interest margin before the benefit of FSA adjustments remained low, reflecting higher costs on secured borrowings and lower asset levels, partially offset by improved pricing on new originations. Prepayment of high cost debt lowers our cost of capital and will improve finance margins.

Overall credit performance was within expectations. Net charge-offs were modest at $42 million, as loans had been written down at year-end under FSA to estimated fair values. Excluding FSA, gross charge-offs were $235 million, 2.42% of receivables, significantly lower than recent quarters. Non-accrual loans increased from year-end levels reflecting a rise in Vendor Finance and Transportation Finance.

The provision for loan losses reflects reserves for performing loans eliminated in FSA and some credit deterioration. The provision includes $37 million for reserves on new originations (including Trade Finance - $27 million) and $74 million for reserves on performing loans. Provisions also were made for reserves of $33 million on impaired loans and $42 million was provided for charge-offs in excess of existing discounts.

At March 31, 2010, the $181 million reserve for credit losses reflects the provisioning less charge-offs and includes $40 million of reserves for securitized loans brought on-balance sheet in conjunction with a new accounting pronouncement (no provision or income statement impact).

Non-spread revenue benefitted from gains on loan and asset sales, which were partially offset by losses on unhedged foreign currency positions.

Salaries and general operating expenses were contained and included retention and restructuring costs.

Fresh Start Accounting

Upon emergence from bankruptcy, CIT adopted fresh start accounting (FSA) and assets, liabilities and equity were reflected at fair value at December 31, 2009. Fresh start accounting adjustments are reflected in March 31, 2010 and December 31, 2009 ending balances, while accretion and amortization of certain fresh start accounting adjustments are included in operating results only for the quarter ended March 31, 2010. Therefore, March 31, 2010 quarter financial data is not comparable to March 31, 2009.

The following table presents fresh start accounting adjustments by balance sheet caption:

Fresh Start Accounting (Discount) / Premium (dollars in millions)

	At March 31, 2010		At December 31, 2009
	Accretable	Non-accretable	Accretable	Non-accretable

Finance receivables	$(3,030.0)	$(1,566.0)	$(3,507.3)	$(1,755.1)
Operating lease equipment, net	(3,153.4)	–	(3,239.7)	–
Intangible assets and goodwill	201.5	239.4	225.1	239.4
Other assets	(285.2)	–	(321.0)	–

Total	$(6,267.1)	$(1,326.6)	$(6,842.9)	$(1,515.7)

Deposits	$121.6	$–	$131.4	$–
Long-term borrowings	(3,284.9)	–	(3,394.4)	–
Other liabilities	–	306.7	–	336.6

Total	$(3,163.3)	$306.7	$(3,263.0)	$336.6

The following table summarizes the impact of accretion and amortization of fresh start accounting adjustments on the Consolidated Statement of Operations:

Accretion / (Amortization) of Fresh Start Accounting Adjustments (dollars in millions)

Quarter Ended
March 31, 2010

Interest income	$451.6
Interest expense	(100.7)
Rental income on operating leases	(33.8)
Other income	36.2
Depreciation expense	67.8

Total	$421.1

NET FINANCE REVENUE

Net Finance Revenue (dollars in millions)

	Quarters Ended March 31,
	CIT 2010	Predecessor CIT 2009
Interest income	$1,049.0	$639.6
Rental income on operating leases	418.2	475.2

Finance revenue	1,467.2	1,114.8
Less: interest expense	(837.8)	(657.1)
Depreciation on operating lease equipment	(173.5)	(282.0)

Net finance revenue	$455.9	$175.7

Average Earnings Assets (“AEA”)	$44,642.1	$62,226.7

As a % of AEA:
Interest income	9.40%	4.11%
Rental income on operating leases	3.75%	3.05%

Finance revenue	13.15%	7.16%
Less: interest expense	(7.51)%	(4.22)%
Depreciation on operating lease equipment	(1.55)%	(1.81)%

Net finance revenue	4.09%	1.13%

As a % of AEA by Segment:
Corporate Finance	6.71%	2.12%
Transportation Finance	0.65%	2.29%
Trade Finance	(1.72)%	2.23%
Vendor Finance	9.91%	3.36%
Commercial Segments	4.97%	2.47%
Consumer	0.91%	(0.23)%

Net finance revenue is favorably impacted by fresh start accounting accretion and depreciation adjustments. Excluding the impact of net accretion and lower depreciation due to FSA, net finance revenue totaled $71.1 million. Financing and leasing assets declined as we limited new business originations and maintained high levels of liquidity. Borrowing costs are up, reflecting high cost secured financings.

Net finance margin as a percentage of AEA of 4.09% for the quarter ended March 31, 2010 includes a significant favorable impact ($385 million) from net accretion and lower depreciation as a result of FSA. Excluding FSA (3.55%) and the prepayment fee on high cost debt (0.11%), net finance margin was 0.65%.

To lower borrowing expenses and improve margin, one objective noted in our Form 10-K was to develop and implement a plan to reduce high cost debt. We are on target as we prepaid a portion of our high cost debt and completed lower cost financings in the first quarter. While these actions did not significantly impact margin this quarter, we expect to realize benefits later this year. Our plan is to utilize excess cash, new secured financings and asset sale proceeds to continue to prepay high cost debt. On April 30, 2010, we prepaid an additional $1.5 billion of the secured credit facilities.

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)

	Quarters Ended March 31,
	CIT 2010	Predecessor CIT 2009
Rental income on operating leases	15.28%	14.75%
Depreciation on operating lease equipment	(6.34)%	(8.75)%

Net operating lease revenue	8.94%	6.00%

Average Operating Lease Equipment (“AOL”)	$10,945.2	$12,884.3

FSA benefitted net operating lease revenue by $34 million as lower depreciation offset reduced rental income on operating leases. The increased net operating lease revenue percentage also reflects the lower asset balance, marked down to fair value with FSA. Excluding FSA, net operating lease revenue was 5.96%. Net operating lease revenue is primarily generated from aircraft and rail transportation portfolios. Utilization remained strong in aerospace; all aircraft in our commercial aircraft portfolio was leased, and all of the new aircraft to be delivered from our 2010 order book are placed on lease. Rail lease and utilization rates remain under pressure, but utilization at 90% showed slight improvement from December 31, 2009. See “Concentrations — Operating Leases”.

CREDIT METRICS

Overall credit performance was within expectations and began to show signs of stabilizing. Non-accrual loans, after FSA, increased from year-end levels reflecting a rise in Vendor Finance and in Transportation Finance. Non-accrual loans increased on a pre-FSA basis, but not as much as post-FSA as $160 million of amounts charged off on pre FSA balance had a non-accretable discount recorded, and therefore did not reduce the post FSA balance. Gross charge-offs were modest at $44 million, as loans had been written down at year-end to estimated fair values. Before FSA, gross charge-offs were $235 million of receivables, significantly lower than recent quarters.

Allowance for Loan Losses and Provision for Credit Losses

As a result of adopting fresh start accounting, the allowance for loan losses at December 31, 2009 was eliminated and effectively recorded as discounts on loans as part of the fair value of finance receivables. A portion of the discount attributable to embedded credit losses is recorded as non-accretable discount and utilized as such losses occur, primarily on impaired, non-accrual loans. Any incremental deterioration on loans in this group beyond the non-accretable discount will result in incremental provisions or charge-offs. Improvements or resolutions in excess of non-accretable discount will not be a direct offset to provisions or charge-offs, but will result in a transfer of the excess non-accretable discount to accretable discount, which will be recorded as finance income over the remaining life of the account.

For performing loans with cash flows being evaluated based on contractual terms, at adoption of fresh start accounting, a portion of the discount attributable to embedded credit losses was included in the accretable discount. As this portion of the discount is accreted into income, a provision to record unallocated reserves that were eliminated in FSA will be recorded. Based on our assessment of expected credit losses, this provision will continue as the accretable discount is accreted into income.

The $187 million provision for loan losses reflects reserves on post emergence volume, reserves on performing pre-emergence portfolio and incremental deterioration on certain loans discounted in FSA. The provision includes $37 million for reserves on new originations (including Trade Finance - $27 million) and $74 million of reserves on the performing pre-emergence portfolio. Given the short term nature of the exposures in Trade Finance, the provision for the quarter for this portfolio should be a one time event, barring changes in the underlying credit quality or size of those exposures. Provisions of $33 million also were made for incremental deterioration on pre-emergence loans and $42 million was provided for charge-offs on pre-emergence loans in excess of existing non-accretable discounts.

At March 31, 2010, the $181 million allowance for loan losses reflects the provisioning above less charge-offs of $42 million and also includes $40 million of reserves for securitized loans brought on-balance sheet in conjunction with a new accounting pronouncement (no provision or income statement impact).

The following table summarizes the components of the allowance and provision recorded in 2010:

	Allowance for Loan Losses	Provision for Loss
Reserve Activities
New originations and Trade Finance unallocated reserve	$37.0	$37.0
General reserves on performing pre-emergence portfolio	74.3	74.3

Total Reserve Activities	111.3	111.3

Incremental Change in Credit
Incremental reserves in excess of FSA marks on pre-emergence Loans	33.0	33.0
Charge-offs not covered by the non-accretable discount reserve	–	42.3

Total Incremental Change in Credit	33.0	75.3

Other
Establish reserve for Securitized Assets returned to Balance Sheet to comply with new
accounting standard (no P&L impact)	39.7	–
FX and other Adjustments	(3.2)

	$180.8	$186.6

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

Our allowance for loan losses includes: (1) specific reserves for impaired loans and (2) reserves for estimated losses inherent in non-impaired loans based on historic loss experience and our estimates of projected loss levels. Our policy is to recognize losses through charge-offs for post-emergence loans, and pre-emergence loans in excess of non-accretable discount when there is loss certainty after considering the borrower’s financial condition and underlying collateral and guarantees and the finalization of collection activities.

The following table presents detail on our allowance for loan losses including charge-offs and recoveries:

Reserve and Provision for Credit Losses (dollars in millions)

	At March 31,
	CIT 2010	Predecessor CIT 2009
Reserve balance - beginning of period	$–	$1,096.2

Provision for credit losses	186.6	535.4
Reserve changes relating to new accounting pronouncement	39.7	–
Reserve changes relating to foreign currency translation, other	(3.2)	(2.3)

Net additions to the reserve for credit losses	223.1	533.1

Gross charge-offs	(44.4)	(327.1)
Recoveries	2.1	14.1

Net Credit losses	(42.3)	(313.0)

Reserve balance - end of period	$180.8	$1,316.3

In addition to the reserves shown above, the non-accretable discount established in FSA will offset future charge-offs on individual loans. Thus, $1,747 million, comprised of remaining non-accretable discount of $1,566 million and the allowance for loan losses of $181 million, is available to cover losses. This compares to the December 31, 2009 pre-emergence allowance for loan losses of $1,786 million.

The decrease in non-accretable discounts in the quarter largely reflects the utilization of amounts to reduce charge-offs.

The following table presents charge-offs by business segment. See Results by Business Segment for additional information.

Net Charge-offs after FSA (charge-offs net of recoveries) as a Percentage of Average Finance Receivables (dollars in millions)

	Quarters Ended
	CIT		Predecessor CIT
	March 31, 2010		December 31, 2009		March 31, 2009
Gross charge-offs
Corporate Finance	$26.9		$276.0		$213.2
Transportation Finance	–		–		2.2
Trade Finance	2.7		29.2		22.6
Vendor Finance	10.3		131.4		50.4
Consumer	4.5		29.9		38.7

Total gross charge-offs	$44.4		$466.5		$327.1

Recoveries
Corporate Finance	1.3		34.7		2.1
Transportation Finance	–		–		0.8
Trade Finance	–		0.5		0.3
Vendor Finance	0.8		16.4		8.9
Consumer	–		1.4		2.0

Total recoveries	$2.1		$53.0		$14.1

Net Charge-offs
Corporate Finance	25.6	0.84%	241.3	5.86%	211.1	4.11%
Transportation Finance	–	–	–	–	1.4	0.21%
Trade Finance	2.7	0.38%	28.7	3.25%	22.3	1.62%
Vendor Finance	9.5	0.49%	115.0	4.60%	41.5	1.51%

Commercial Segments	37.8	0.61%	385.0	4.77%	276.3	2.78%
Consumer	4.5	0.19%	28.5	0.99%	36.7	1.19%

Total	$42.3	0.49%	$413.5	3.78%	$313.0	2.41%

Supplemental Non-US Disclosure
Gross charge-offs (commercial)	$7.0		$96.8		$57.8
Recoveries (commercial)	–		–		4.5

Gross Charge-offs (charge-offs before recoveries and FSA) (dollars in millions)

	Quarters Ended
	CIT
		Predecessor CIT
	March 31, 2010	December 31, 2009	March 31, 2009
Gross charge-offs
Corporate Finance	$134.1	$276.0	$213.2
Transportation Finance	–	–	2.2
Trade Finance	4.7	29.2	22.6
Vendor Finance	67.9	131.4	50.4
Consumer	28.6	29.9	38.7

Total gross charge-offs	$235.3	$466.5	$327.1

Before FSA, gross charge-offs were down significantly from the 2009 fourth quarter with significant reductions in all commercial segments. The relatively flat gross charge-offs in Consumer was anticipated as the student lending portfolio continues to season. After FSA, charge-offs in excess of any non-accretable discount were principally associated with smaller balance loans where the marks were established on a portfolio basis. Recoveries were down from the fourth quarter. Recoveries of $44 million on pre-emergence loans were reflected in Other Income.

The tables below present information on non-performing loans:

Non-accrual and Past Due Loans: (dollars in millions)

	March 31,	December 31,
	2010	2009

Non-accrual loans
U.S.	$1,773.6	$1,465.5
Foreign	157.7	108.8

Commercial Segment	1,931.3	1,574.3
Consumer	0.7	0.1

Non-accrual loans	$1,932.0	$1,574.4

Accruing loans past due 90 days or more	$503.0	$570.1

Non-accrual Loans, including FSA, as a Percentage of Finance Receivables (dollars in millions)

	March 31,		December 31,
	2010		2009
Corporate Finance	$1,488.6	12.73%	$1,374.8	11.31%
Transportation Finance	172.8	9.51%	6.8	0.37%
Trade Finance	90.5	3.24%	90.5	3.02%
Vendor Finance	179.4	2.65%	102.2	1.25%

Commercial Segments	1,931.3	8.37%	1,574.3	6.25%
Consumer	0.7	0.01%	0.1	–

Total	$1,932.0	6.03%	$1,574.4	4.52%

Non-accrual Loans, excluding FSA (dollars in millions)

	CIT		Predecessor CIT
	March 31,		December 31,
	2010		2009
Corporate Finance	$2,280.2	15.85%	$2,226.1	14.64%
Transportation Finance	185.3	9.18%	8.4	0.38%
Trade Finance	90.5	3.23%	97.3	3.24%
Vendor Finance	324.6	4.43%	295.9	3.14%

Commercial Segments	2,880.6	10.86%	2,627.7	8.80%
Consumer	200.6	1.99%	197.7	1.74%

Total	$3,081.2	8.41%	$2,825.4	6.86%

The increase in amounts of non-accrual loans was higher including the effect of FSA than excluding FSA, as charge-offs against non-accrual loans with FSA discounts do not reduce post FSA loan balances.

Non-accrual loans increased during the first quarter, but generally in line with expectations. Before FSA, non-accrual loans in Corporate Finance were essentially flat compared to year end; a significant improvement relative to increases experienced in 2009. The increase in Transportation Finance primarily related to one account which management believes is well collateralized. Vendor Finance non-accruals increased $30 million pre-FSA principally due to increases in one liquidating consumer program.

The following table summarizes accretable and non-accretable discounts on finance receivables resulting from FSA:

Fresh Start Accounting Discount on Loans/Finance Receivables (dollars in millions)

	March 31, 2010		December 31, 2009
	Accretable	Non-accretable	Accretable	Non-accretable
Corporate Finance	$1,807.9	$881.2	$2,169.9	981.3
Transportation Finance	195.9	5.9	221.7	6.9
Trade Finance	8.7	–	10.6	6.8
Vendor Finance	313.3	238.3	381.6	302.3

Commercial Segments	2,325.8	1,125.4	2,783.8	1,297.3
Consumer	704.2	440.6	723.5	457.8

Total	$3,030.0	$1,566.0	$3,507.3	1,755.1

OTHER INCOME

Other Income Quarters Ended March 31, (dollars in millions)

	CIT 2010	Predecessor CIT 2009
Rental income on operating leases	$418.2	$475.2
Other:
Recoveries of pre-FSA charge-offs	43.8	–
Factoring commissions	36.2	44.1
GSI receivable accretion	36.2	–
Gains on loan sales and syndication fees	33.0	4.7
Fees and commissions	31.2	29.3
Gains on sales of leasing equipment	29.0	14.1
Losses on non-qualifying derivatives and foreign currency exchange	(77.2)	–
Mark to estimated fair value TARP warrant liability	–	95.8

Total Other	132.2	188.0

Total other income	$550.4	$663.2

Other income benefitted from fees and commissions, gains on loan and asset sales, and some FSA accretion, which were partially offset by losses on non-qualifying derivatives and foreign currency exchange.

Rental income on operating leases reflects lower asset balances and FSA amortization. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” and “Concentrations –Operating Leases”.

Fees and commissions are comprised of asset management, agent and advisory fees, servicing fees, accretion and impairments, as well as income from joint ventures. Fees and commissions reflect low market activity.

Recoveries of pre-FSA charge-offs reflect recoveries of loans charged off that were on the books at the adoption of fresh start accounting and are recorded as other income, not as a reduction to provision for loan losses.

Factoring commissions were lower as strong commission rates were offset by lower volume.

GSI receivable accretion primarily reflects the accretion of a fair value mark on a receivable from Goldman Sachs International related to a secured borrowing facility.

Gains on loan sales primarily reflect receipts in excess of asset carrying values. Receivables sold totaled $609 million, $200 million from Corporate Finance and $409 million from Vendor Finance.

Gains on sales of leasing equipment were generated on sales of $113 million of vendor off lease equipment and $88 million in aircraft and railcar sales.

Losses on non-qualifying derivatives and foreign currency exchange largely reflects losses on transactional exposures in part offset by economic hedges, that do not qualify for hedge accounting and losses on interest rate swaps that arose from the bankruptcy when most of our derivative transactions that we used to establish our hedge positions were terminated. Steps have been taken to close these open positions.

Change in estimated fair value TARP warrant liability relates to the reduction in the fair value of the warrant liability, primarily due to the reduction in the Company’s stock price.

EXPENSES

Other Expenses Quarters Ended March 31, (dollars in millions)

	CIT 2010	Predecessor CIT 2009

Depreciation on operating lease equipment	$173.5	$282.0
Salaries and general operating expenses:
Compensation and benefits	140.1	164.0
Professional fees – other	29.7	30.6
Technology	19.2	20.5
Net occupancy expense	14.9	16.2
Other expenses	46.1	50.4

Total salaries and general operating expenses	$250.0	$281.7
Provision for severance and facilities exiting activities	11.9	20.3

(Gains) losses on debt and debt-related derivative extinguishments	–	(139.4)

	$435.4	$444.6

Headcount	4,089	4,830

Depreciation on operating leases is recognized on owned equipment over the lease term or projected economic life of the asset. FSA adjustments reduced current quarter depreciation expenses by $67.8 million. See “Net Finance Revenues” and “Financing and Leasing Assets –Results by Business Segment” and “Concentrations – Operating Leases”.

Compensation and benefits declined over the past year consistent with our smaller asset size. Total headcount declined 15%, consistent with the decrease in compensation and benefit expenses. Current quarter expenses includes approximately $10.6 million for employee retention awards granted during the quarter.

Professional fees include legal and litigation fees and were essentially flat with the prior year quarter.

Technology costs decreased 6% from the prior year quarter in connection with efficiency improvements.

Net Occupancy expense decreased 8% due to real estate facility restructuring activities.

Other expenses decreased 9% in connection with streamlining initiatives, including lower discretionary spending in advertising, marketing, travel and entertainment.

Provision for severance and facilities exiting activities reflects reductions of over 135 employees and facility exiting costs for 6 properties.

INCOME TAXES

Income Tax Data for the quarters ended March 31 (dollars in millions)

	CIT	Predecessor CIT
	2010	2009
Provision (Benefit) for income taxes	$33.2	$(4.9)
NOL valuation adjustments/changes
in uncertain tax liabilities	9.3	12.9

Provision for income taxes	$42.5	$8.0

Effective tax rate – excluding discrete items	23.9%	1.5%
Effective tax rate	30.6%	(2.4)%

CIT’s tax provision for the quarter ended March 31, 2010 equated to a 30.6% effective tax rate, compared with an effective tax rate of (2.4)% last year. The effective tax rate is primarily reflective of taxes on certain international operations and valuation allowances recorded against U.S. losses. The $33.2 million provision for the first quarter of 2010 is largely tax on international operations. The year end 2010 effective tax rate may vary from the current rate primarily due to changes in the mix of domestic and international earnings and the impact of the valuation allowance recorded against US and international deferred taxes in 2010.

Included in the tax provision is $9.3 million of tax expense, the largest component of which is valuation allowances on international deferred tax assets. The Company anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2011 in the range of $10-$20 million. The tax provision for the quarter ended March 31, 2009 included a $19.3 million increase in state tax valuation allowance, partially offset by a favorable settlement of a foreign tax dispute.

At December 31, 2009, we had NOL’s of $7.6 billion prior to cancellation of indebtedness income. After cancellation of indebtedness income, we estimate that we will have remaining NOL carryforwards of $2.6 billion, which expire from 2027 through 2029. Fresh start accounting adjustments are excluded from the calculation of US taxable income.  Excluding fresh start accounting adjustments, first quarter 2010 U.S. results were a loss of approximately $375 million, which will impact the company’s U.S. net operating loss carryforwards.

In 2009, CIT’s reorganization constituted an ownership change under Section 382 of the Code which places an annual dollar limit on the use of NOL carry forwards. There are two relief provisions for limitations on NOL usage in Chapter 11 bankruptcy. Under one provision, we avoid any limitation on our use of NOL carry forwards, but the amount of the NOL is calculated without taking into account deductions for certain interest expense with respect to notes that were exchanged for equity, effectively reducing our NOL. In addition, if we undergo an ownership change within two years of the reorganization, our remaining NOL carry forwards, if any, would be entirely eliminated. To reduce this risk, our Certificate of Incorporation was amended to include restrictions on trading of the Company’s Common Stock (see discussion below). Under the second provision, the calculation of the annual limitation of usage of NOL’s is based on the value of equity immediately after any ownership change. If we elect this second provision, we estimate our NOL usage will be limited to $230 million per annum; however, the requirement to eliminate unused NOL carry forwards upon a change of ownership within two years of the reorganization would not apply. We have not yet made our final determination of which relief provision we will select. See our 10-K for December 31, 2009 for further information regarding the two relief provisions and the effects of the 2009 reorganization.

Tax Attribute Preservation Provision

In order to preserve valuable tax attributes following emergence from bankruptcy, restrictions were included in our Certificate of Incorporation on transfers of Successor Common Stock (the “Tax Attribute Preservation Provision”). During the Restriction Period (as defined in our Certificate of Incorporation), unless approved by the Board, any attempted transfer Successor Common Stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) either (i) any person or group of persons shall become a “five-percent shareholder” of the Company (as defined in Treasury Regulation Section 1.382-2T(g)) or (ii) the ownership interest of any five-percent shareholder shall be increased.

Notwithstanding the foregoing, nothing in the Tax Attribute Preservation Provision shall prevent a person from transferring New Common Stock to a new or existing “public group” of the Company, as defined in Treasury Regulation Section 1.382-2T(f)(13) or any successor regulation. The restrictions described above (the “Restriction Period”) commenced on the December 8, 2009 Confirmation Date and will remain in effect until the earlier of (a) 45 days after the second anniversary of the Confirmation Date, and (b) the date that the Board determines that (1) the consummation of the Plan did not satisfy the requirements of section 382(1)(5) of the Internal Revenue Code or treatment under that section is not in the best interests of the Company, (2) an ownership change, as defined under the Internal Revenue Code, would not result in a substantial limitation on the ability to use otherwise available tax attributes, or (3) no significant value attributable to such tax benefits would be preserved by continuing the transfer restrictions.

RESULTS BY BUSINESS SEGMENT

See Note 9 — Business Segment Information for additional details.

Certain expenses are not allocated to our operating segments and are reported in Corporate and Other. These consist primarily of: (1) provision for severance and facilities exit charges; (2) certain tax provisions and benefits; and (3) losses on foreign currency exposures and related items.

In 2009, Corporate and Other also includes certain funding costs not allocated to our segments. All funding costs were allocated to segments in 2010.

Corporate Finance

Corporate Finance provides financing solutions and advisory services to small to mid size businesses in a wide array of industries. Revenue is generated primarily from interest earned on loans, supplemented by fees collected on other services provided.

Quarters Ended March 31, (dollars in millions)	CIT 2010	Predecessor CIT 2009

Earnings Summary
Interest income	$504.0	$255.6
Interest expense	(297.0)	(150.0)
Provision for credit losses	(94.4)	(393.4)
Rental income on operating leases	8.8	11.7
Other income, excluding rental income	103.1	(0.3)
Depreciation on operating lease equipment	(4.4)	(7.7)
Other expenses, excluding depreciation	(79.4)	(106.8)
Benefit (provision) for income taxes and noncontrolling minority interests, after tax	(12.4)	150.6

Net income (loss)	$128.3	$(240.3)

Select Average Balances
Average finance receivables (AFR)	$12,156.1	$20,544.3
Average operating leases (AOL)	136.9	191.0
Average earning assets (AEA)	12,607.3	20,740.5
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation
expense) as a % of AEA	6.71%	2.12%
Operating lease margin (rental income net of depreciation) as a % of AOL	12.86%	8.38%
New business volume	$145.4	$341.4

Corporate Finance credit metrics began to stabilize, and net finance revenue and other income improved as a result of strategic loan sales and accretion of fresh start accounting discounts. The pipeline of new originations in the first quarter grew to over 150 prospective deals, and the business commenced funding transactions in CIT Bank, leveraging the more than $1 billion of funding capacity to support new business. The Small Business Lending group also saw an increase in volume as small business loan applications doubled between January and March. Increased activity in the high-yield market resulted in an increase in refinancings and repayments of senior-secured loans.

Corporate Finance continues to optimize its cost structure across the platform as well as shrink the balance sheet by selling non-strategic assets and problem loans.

  Total net revenues were $314.5 million for the quarter, resulting from higher gains on asset sales, recoveries on prior year charge-offs, and fresh start accounting accretion.

  Accretion of fresh start accounting discounts increased interest income by $330 million, non-accretable discounts absorbed $107 million of charge-offs, and other income reflects $50 million of discounts reversal due to sale of assets and accretion of discounts on deposits related to the GSI facility.

  Other income reflects strong recoveries on prior year charge-offs and gains on asset sales, including realization of fresh start accounting discounts on assets sold.

  Before FSA accretion, net finance revenue as a percentage of average earnings would be negative due to higher funding costs.

  Provision for credit losses reflects establishment of reserves on new originations, recording of general loss reserves on existing loans and impairment on loans beyond amounts marked in FSA.

  2010 volume was generated within several industry segments including retail, small business lending, and Corporate Finance – Canada.

  Owned assets were down 4% in the quarter, reflecting asset sales and lower volumes.

Transportation Finance

Transportation Finance leases primarily commercial aircraft to airline companies globally and rail equipment to North American operators, and provides other financing to these customers as well as those in the defense sector. Revenue is generated from rents collected on leased assets, and to a lesser extent from interest on loans, fees and gains from assets sold.

Quarters Ended March 31, (dollars in millions)	CIT 2010	Predecessor CIT 2009

Earnings Summary
Interest income	$57.5	$44.6
Interest expense	(258.5)	(136.6)
Provision for credit losses	(1.3)	1.6
Rental income on operating leases	299.2	336.8
Other income, excluding rental income	22.2	8.7
Depreciation on operating leases equipment	(78.6)	(162.1)
Other expenses, excluding depreciation	(39.6)	(41.1)
Provision for income taxes and noncontrolling minority interests, after tax	(8.7)	(5.9)

Net (loss) income	$(7.8)	$46.0

Select Average Balances
Average finance receivables	$1,841.4	$2,625.7
Average operating leases	10,162.0	11,772.9
Average earning assets	12,004.0	14,405.8
Statistical Data
Net finance revenue as a % of AEA	0.65%	2.29%
Operating lease margin as a % of AOL	8.68%	5.94%
New business volume	$225.7	$630.4

The Commercial Air fleet was fully utilized, as we re-leased all aircraft upon their lease expiration and new deliveries through year-end have been placed. Lease rates for newly marketed and remarketed aircraft have mostly stabilized. Rail fleet utilization including customer commitments to lease was essentially unchanged at 90%. Rail lease rates and utilization have been impacted by weak freight demand and increased velocity on the rail network which have combined to generate a broad-based surplus of rail assets. We have shortened lease terms on some remarketed leases in the current lower rate environment.

  Total net revenues were impacted by fresh start accounting accretion, higher cost of funds, good performance in aerospace and lower rents in rail.

  The favorable earnings impact of FSA accretion is recognized over a longer time horizon from other segments given the longer asset lives. Fresh start accounting resulted in an increase to interest income of $23 million, a reduction to rental income on operating leases of $34 million from amortization of lease contract intangible asset, and a $57 million reduction to depreciation.

  Other income includes gains on $88 million of aircraft and railcar sales.

  Volume consisted primarily of the delivery of four commercial aircraft from our existing order book, all of which were leased. See Note 8 — Commitments.

  Owned assets grew $47 million in the quarter to $12.0 billion driven by new aircraft deliveries from our existing order book.

Trade Finance

Trade Finance provides factoring, receivable management, and secured financing to businesses that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Although primarily U.S.-based, Trade Finance also conducts international business in Asia, Latin America and Europe. Revenue is generated from commissions earned on factoring activities, interest on loans and other fees for services rendered.

Quarters Ended March 31, (dollars in millions)	CIT 2010	Predecessor CIT 2009

Earnings Summary
Interest income	$30.5	$31.4
Interest expense	(38.5)	(16.1)
Provision for credit losses	(33.9)	(16.6)
Other income, commissions	36.2	44.1
Other income, excluding commissions	9.9	10.3
Other expenses	(32.0)	(36.4)
Provision for income taxes	–	(7.6)

Net (loss) income	$(27.8)	$9.1

Select Average Balances
Average finance receivables	$2,810.9	$5,525.5
Average earning assets(1)	$1,855.5	$2,737.3
Statistical Data
Net finance revenue as a % of AEA	-1.72%	2.23%
Factoring volume	$6,378.0	$8,346.0

(1)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Trade Finance factoring volume declined 14% from the fourth quarter, reflecting both normal seasonality and the residual impact of late 2009 client terminations. First quarter client terminations declined to under a billion dollars of annualized volume, down 70% from fourth quarter levels. Stabilizing factors for the business include signing of half a billion of annualized volume from new clients and resumption of $1.4 billion in annualized volume by clients that had previously been withholding business. Also, last quarter we announced the addition of a new division of a major client that we anticipate will generate up to $700 million in annual factoring volume. The quarter reflects a higher cost of funds and recording of credit reserves following fresh start accounting.

  Total net revenues reflect a higher cost of funds. Factored volume and receivable balances were both negatively impacted in the second half of 2009 by client terminations. As mentioned above, the situation stabilized to a large extent in the first quarter. The impact of lower volume was partially offset by increased commission rates. In 2009 a number of large clients switched to deferred purchase contracts in which the factored receivables are not initially purchased by CIT, resulting in a further drop in receivable balances on top of the client terminations. Fresh start accounting resulted in an increase to interest income of $6.7 million.

  The provision for credit losses reflects net charge-offs of $2.7 million and $31.2 million of credit reserves primarily established for new receivables. As a result of fresh start accounting, the allowance for loan losses had been eliminated.

  Operating expenses were reduced reflecting staff reductions of almost 11% from year end and 19% from the prior year.

  Owned assets decreased $197 million from year end, December 31, 2009 to $2.8 billion.

Vendor Finance

Vendor Finance partners with manufacturers and distributors of information technology, office products and telecommunications equipment to deliver financing and leasing solutions to end-user customers globally. We also offer financing for diversified asset types in certain international markets. Vendor Finance earns revenues from interest on loans, rents on leases and fees and other revenue from leasing activities.

Quarters Ended March 31, (dollars in millions)	CIT 2010	Predecessor CIT 2009

Earnings Summary
Interest income	$359.6	$230.0
Interest expense	(167.9)	(144.4)
Provision for credit losses	(52.5)	(80.7)
Rental income on operating leases	110.8	127.2
Other income, excluding rental income	27.2	26.3
Depreciation on operating leases equipment	(90.7)	(112.5)
Other expenses, excluding depreciation	(86.9)	(87.4)
Benefit (provision) for income taxes and noncontrolling minority interests, after tax	(3.0)	16.2

Net income (loss)	$96.6	$(25.3)

Select Average Balances
Average finance receivables	$7,778.9	$11,014.7
Average operating leases	646.2	920.3
Average earning assets	8,545.1	11,935.0
Statistical Data
Net finance revenue as a % of AEA	9.91%	3.36%
Operating lease margin as a % of AOL	12.42%	6.39%
New business volume	$532.3	$1,438.6

Vendor Finance results reflect the realignment of our business, exiting of less profitable programs, and continued focus on core markets.

  Net revenues increased, driven by accretion income of $60.9 million and elimination of deferred premiums and fees in December 2009. New business yields increased and are higher than blended portfolio yields.

  Net charge-offs decreased, reflecting fresh start accounting impact of $57.6 million. Delinquency trends have improved, although we continue to see weakness in a few sectors such as print, industrial and franchise.

  Net operating expenses are down slightly. Gross operating expense is down $6.9 million, mainly due to headcount reductions, offset by decreased origination expense deferrals.

  New business volume decreased, due to joint venture terminations in 2009. However, during the first quarter we signed new vendor relationships and in May 2010, we were awarded a vendor program with Lenovo Group to provide a broad range of vendor financing solutions for Lenovo’s business partners and customers.

  Total financing and leasing assets decreased 11% in current quarter, reflecting asset sales and continued liquidation of non-core portfolios.

  In the first quarter, we reclassified $480 million of financing assets as held for sale reflecting our decision to sell certain non-strategic Vendor Finance assets outside the U.S.

Consumer

Our Consumer assets and results include student lending and other principally unsecured consumer loans, all of which are running off.

Quarters Ended March 31, (dollars in millions)	CIT 2010	Predecessor CIT 2009

Earnings Summary
Interest income	$92.8	$67.4
Interest expense	(70.9)	(74.6)
Provision for credit losses	(4.5)	(40.1)
Other income	5.8	(3.6)
Other expenses	(21.5)	(22.6)
Benefit for income taxes	3.5	27.0

Net income (loss)	$5.2	$(46.5)

Select Average Balances
Average finance receivables	$9,600.0	$12,318.8
Average earning assets	9,630.2	12,398.0
Statistical Data
Net finance revenue as a % of AEA	0.91%	(0.23)%
New business volume	$–	$0.6

The student loan portfolio is running off as we ceased originating private loans in 2007 and government guaranteed loans in 2008. At March 31, 2010, there was $0.6 billion of selected U.S. government guaranteed student loans held for sale. Consumer operating losses, prior to FSA, reflect low finance revenue and credit costs. Fresh start accounting accretion improved results from the prior period.

  Net revenue improvement is due to fresh start accounting accretion ($19.2 million). Yield increase was offset by higher cost CIT debt issuances in 2009.

  Other income reflects FSA accretion on the Goldman facility and recoveries of accounts that were charged off prior to reorganization.

  Net finance margin as a percentage of AEA increased, reflecting the impact of FSA accretion income.

  Net charge-offs were down due to non-accretable discounts and runoff. Charge-offs prior to fresh start accounting declined $8 million from prior year quarter.

  The student loan portfolio decreased 2% during the current quarter due to liquidations.

Corporate and Other

Corporate and other expense in 2010 is comprised primarily of expenses not allocated to segments, including provisions for severance and facilities exit activities (see Expense section for detail), losses on foreign currency exposure positions and certain tax expenses.

Quarters Ended March 31, (dollars in millions)	CIT 2010	Predecessor CIT 2009

Earnings Summary
Interest income	$4.6	$10.6
Interest expense	(5.0)	(135.4)
Provision for credit losses	–	(6.2)
Rental income on operating leases	(0.6)	(0.5)
Other income, excluding rental income	(72.2)	102.5
Depreciation on operating leases equipment	0.2	0.3
Other expenses, excluding provision for severance and facilities exit activities and
gain (loss) on debt and debt related derivative extinguishments	9.4	12.6
Other expenses - provision for severance and facilities exit activities	(11.9)	(20.3)

Other expenses - gain (loss) on debt and debt related derivative extinguishments	–	139.4
Provision for income taxes	(21.7)	(188.8)

Net loss before preferred dividends	$(97.2)	$(85.8)

  Interest income consists of interest and dividend income primarily from deposits held at other depository institutions, U.S. Treasury Securities, and Mortgage Backed Securities

  Interest expense reflects amounts not allocated to business segments. Management has allocated interest on high cost debt to each segment, which had previously been reflected here.

  Other income includes charges from derivatives that no longer qualify for hedge accounting treatment and foreign currency exchange losses.

  Other expenses, excluding provision for severance and facilities exit activities and gain (loss) on debt and debt related derivative extinguishments reflects amounts unallocated to business segments.

  Other expenses – provision for severance and facilities exit activities reflects reductions of over 135 employees and facility exiting costs for 6 properties.

  The segments record tax expense or benefit as if they were reporting on a stand alone basis. Corporate and other results include tax adjustments to bring the tax rate to the Consolidated level. The adjustment reflects the Company’s net operating loss position.

Preferred stock dividends and accretion, which are not included in the table above, were $60.4 million for the quarter ended March 31, 2009.

CIT Bank

Lending activity at the bank remains limited, but we selectively resumed funding corporate loans during the quarter and closed an asset-based credit facility.

The bank reported net income of $22 million for the quarter ended March 31, 2010, as it remained well capitalized. Its Tier 1 Capital ratio was 43.9% and Leverage ratio was 17.2%. Total assets at March 31, 2010 were $8.3 billion, consisting of (a) $1.5 billion of cash available to fund new business, (b) $6.0 billion of loans, including $4.7 billion consumer loans, primarily student loans, of which $0.6 billion were held for sale, and $1.3 billion of commercial loans, and (c) $0.8 billion of other assets, including $0.3 billion of investments. Deposits, primarily brokered CD’s, totaled $4.9 billion, and secured debt was $1.7 billion at March 31, 2010.

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment:

Financing and Leasing Asset Composition (dollars in millions)

			% Change
	March 31, 2010	December 31, 2009	2010 vs. 2009
Corporate Finance
Finance receivables	$11,690.3	$12,150.3	(3.8)%
Operating lease equipment, net	134.9	137.3	(1.7)%
Financing and leasing assets held for sale	287.8	292.6	(1.6)%

Total financing and leasing assets	12,113.0	12,580.2	(3.7)%

Transportation Finance
Finance receivables	1,817.1	1,853.0	(1.9)%
Operating lease equipment, net	10,177.5	10,089.2	0.9%
Financing and leasing assets held for sale	11.6	17.2	(32.6)%

Total financing and leasing assets	12,006.2	11,959.4	0.4%

Trade Finance
Finance receivables	2,794.1	2,991.0	(6.6)%

Vendor Finance
Finance receivables	6,781.2	8,187.8	(17.2)%
Operating lease equipment, net	618.6	683.5	(9.5)%
Financing and leasing assets held for sale	479.8	–	NM

Total financing and leasing assets	7,879.6	8,871.3	(11.2)%

Consumer
Finance receivables - student lending	8,863.6	9,584.2	(7.5)%
Finance receivables - other	79.4	99.5	(20.2)%
Financing and leasing assets held for sale	589.6	34.0	1,634.1%

Total financing and leasing assets	9,532.6	9,717.7	(1.9)%

Total financing and leasing assets	$44,325.5	$46,119.6	(3.9)%

Financing and Leasing assets declined as limited new origination volume and previously securitized receivables brought back on balance sheet in conjunction with adoption of new accounting guidance were more than offset by collections, prepayments and sales.

Assets Held For Sale was comprised largely of asset based loans in Canada (Corporate Finance), certain non-strategic assets outside the U.S. in Vendor Finance, primarily Australia, and select U.S. government guaranteed student loans. As we continue to execute on our strategic business plan, we may identify other businesses or portfolios for sale or liquidation. Upon obtaining required internal approvals, and the completion of due diligence and other procedures, these assets would be re-classified to available for sale.

Financing and Leasing Assets Rollforward (dollars in millions)

	Corporate	Transportation	Trade	Vendor	Commercial
	Finance	Finance	Finance(1)	Finance	Segments	Consumer	Total

Balance at December 31, 2009	$12,580.2	$11,959.4	$2,991.0	$8,871.3	$36,401.9	$9,717.7	$46,119.6

New Business volume	145.4	225.7	–	532.3	903.4	–	903.4

Loan sales	(199.3)	–	–	(409.7)	(609.0)	–	(609.0)

Equipment sales	(50.9)	(88.3)	–	(112.7)	(251.9)	–	(251.9)

Collections and other	(826.6)	(192.3)	(205.6)	(1,143.2)	(2,367.7)	(221.6)	(2,589.3)

Change in Finance Receivable FSA marks	462.1	26.8	8.7	132.3	629.9	36.5	666.4

Change in Operating lease FSA marks	2.1	74.9	–	9.3	86.3	–	86.3

Balance at March 31, 2010	$12,113.0	$12,006.2	$2,794.1	$7,879.6	$34,792.9	$9,532.6	$44,325.5

(1)	Collections and other represents the change in finance receivables.

Total Business Volumes (excluding factoring, dollars in millions)

	Quarters Ended March 31,
	CIT	Predecessor CIT
	2010	2009

Corporate Finance	$145.4	$341.4
Transportation Finance	225.7	630.4
Vendor Finance	532.3	1,438.6

Commercial Segments	903.4	2,410.4
Consumer	–	0.6

Total	$903.4	$2,411.0

New business volume trends reflect a measured approach to re-starting origination focusing on strategic customer relationships and committed aircraft deliveries. Origination volume in our commercial businesses, excluding factoring, was mostly from vendor programs and the delivery of four aircraft in Transportation.

Syndications and Receivables Sales (excluding factoring, dollars in millions)

	Quarters Ended March 31,
	CIT	Predecessor CIT
	2010	2009

Corporate Finance	$199.3	$13.5
Vendor Finance	409.7	238.6

Commercial Segments	$609.0	$252.1

Sales activity reflected the disposition of selected loans in Corporate Finance and certain non-strategic portfolios and terminated joint venture receivables in Vendor Finance.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 6.0% of our total financing and leasing assets at March 31, 2010 (the largest account was 1.0%). Excluding student loans, the top ten accounts in aggregate represented 7.7% of total owned assets (largest account totaling 1.3%). The top ten accounts were 5.8% and 7.7% of total financing and leasing assets (excluding student loans) at December 31, 2009.

The largest accounts were in Transportation Finance (airlines and rail), Corporate Finance (energy) and Trade Finance (retail).

Operating Lease Equipment

Operating Leases by Segment (dollars in millions)

	March 31, 2010	December 31, 2009
Transportation Finance - Aerospace(1)	$6,609.7	$6,506.3
Transportation Finance - Rail and Other	3,567.8	3,582.9
Vendor Finance	618.6	683.5
Corporate Finance	134.9	137.3

Total	$10,931.0	$10,910.0

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

At March 31, 2010, Transportation Finance had 231 commercial aircraft on operating lease and approximately 103,000 railcars. Our aircraft fleet remained fully utilized, while railcar fleet utilization was essentially unchanged at 90%.

Vendor Relationships

Our strategic relationships with industry-leading equipment vendors are an important origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our vendor programs with Dell and Avaya are among our largest alliances.

We have multiple international programs with Dell, including programs in Canada and in more than 30 other countries outside the United States.

The Avaya agreement, which is a profit sharing program with direct originations by CIT, extends through September 2012, pursuant to a program renewal provision.

Vendor Relationships (dollars in millions)

	March 31, 2010	December 31, 2009
Owned Financing and Leasing Assets
Dell U.S.	$1,016.3	$1,106.3
Dell - International	1,207.0	1,259.0
Snap-on(1)	452.6	561.3
Avaya Inc.	494.8	450.9

	$3,170.7	$3,377.5

Securitized Financing and Leasing Assets(2)
Dell U.S.	$–	$68.9
Avaya Inc.	–	72.8
Dell - International	–	4.2
Snap-on(1)	–	2.2

	$–	$148.1

(1)	On July 16, 2009, Snap-on Incorporated notified CIT that it was terminating the joint venture agreement, which was terminated in January 2010.
(2)	As a result of new accounting guidance relating to the consolidation of variable interest entities, the Company brought securitized assets on balance sheet on January 1, 2010.

Geographic Concentrations

The following table represents our financing and leasing assets by obligor geography:

Geographic Concentrations (dollars in millions)

	March 31, 2010		December 31, 2009(1)
Northeast	$7,563.3	17.1%	$7,814.3	16.9%
Midwest	7,173.7	16.2%	7,554.9	16.4%
West	5,966.9	13.5%	6,446.3	14.0%
Southeast	5,118.5	11.5%	5,393.0	11.7%
Southwest	4,166.1	9.4%	4,267.0	9.3%

Total U.S.	29,988.5	67.7%	31,475.5	68.3%
Canada	4,039.0	9.1%	3,850.8	8.3%
Other international	10,298.0	23.2%	10,793.2	23.4%

Total	$44,325.5	100.0%	$46,119.5	100.0%

(1)	December 31, 2009 balances were conformed to exclude investments.

The following table summarizes both state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our financing and leasing assets:

Geographic Concentration by Obligor (dollars in millions)

	March 31, 2010	December 31, 2009(1)
State
Texas	7.2%	7.1%
California	6.6%	6.9%
New York	6.3%	6.3%
All other states	47.6%	47.9%

Total U.S.	67.7%	68.2%

Country
Canada	9.1%	8.3%
England	3.0%	3.5%
Australia	2.5%	2.2%
Mexico	2.1%	2.1%
Germany	1.6%	1.9%
China	1.6%	1.7%
Spain	1.3%	1.1%
Brazil	1.1%	1.1%
All other countries	10.0%	9.9%

Total International	32.3%	31.8%

(1)	December 31, 2009 concentrations were conformed to exclude investments.

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Industry Concentrations (dollars in millions)

Industry	March 31, 2010		December 31, 2009
Student lending(1)	$9,426.1	21.3%	$9,584.2	20.8%
Commercial airlines (including regional airlines)	7,512.1	16.9%	7,473.4	16.2%
Manufacturing(2)	5,282.8	11.9%	5,732.2	12.4%
Service industries	3,460.5	7.8%	3,620.1	7.8%
Healthcare	3,236.1	7.3%	3,283.0	7.1%
Retail(3)	2,968.9	6.7%	3,093.9	6.7%
Transportation(4)	2,187.5	4.9%	2,192.0	4.8%
Consumer based lending - non-real estate	1,087.9	2.5%	1,222.9	2.7%
Communications	945.1	2.1%	1,102.5	2.4%
Finance and insurance	1,059.0	2.4%	1,122.5	2.4%
Energy and utilities	997.2	2.2%	1,041.3	2.3%
Wholesaling	700.9	1.6%	827.5	1.8%
Other (no industry greater than 2%)(5)	5,461.4	12.4%	5,824.0	12.6%

Total	$44,325.5	100.0%	$46,119.5	100.0%

(1)	See Student Lending section for further information

(2)	At March 31, 2010, includes manufacturers of food and kindred products (1.6%), followed by apparel, steel and metal products, and industrial machinery and equipment.

(3)	At March 31, 2010, includes retailers of apparel (2.8%) and general merchandise (1.9%).

(4)	Includes rail, bus, over-the-road trucking industries, business aircraft and shipping.

(5)	Includes commercial real estate of $260.4 million and $259.2 million at March 31, 2010 and December 31, 2009.

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	March 31, 2010		December 31, 2009
	Net Investment	Number	Net Investment	Number
By Region:
Europe	$2,077.6	79	$1,977.3	78
Asia Pacific	2,264.9	90	2,272.9	91
U.S. and Canada	955.7	66	955.4	68
Latin America	1,036.9	38	1,065.2	39
Africa / Middle East	743.5	20	692.7	20

Total	$7,078.6	293	$6,963.5	296

By Manufacturer:
Airbus	$4,437.8	153	$4,305.5	150
Boeing	2,612.7	140	2,650.7	146
Other	28.1	–	7.3	–

Total	$7,078.6	293	$6,963.5	296

By Body Type(1):
Narrow body	$5,289.8	234	$5,268.1	238
Intermediate	1,619.1	49	1,552.4	48
Wide body	141.6	10	135.7	10
Other	28.1	–	7.3	–

Total	$7,078.6	293	$6,963.5	296

By Product:
Operating lease	$6,525.2	231	$6,418.2	232
Loan	408.9	56	432.4	58
Capital lease	67.5	3	51.9	3
Leverage lease (tax optimized)	39.1	1	33.5	1
Leverage lease (other)	37.9	2	27.5	2

Total	$7,078.6	293	$6,963.5	296

Number of accounts	102		103
Weighted average age of fleet (years)	5		6
Largest customer net investment	$454.5		$367.5
Off-lease aircraft	–		–

(1)

Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

Our top five commercial aerospace outstandings totaled $1,396 million at March 31, 2010, all of which were to carriers outside the U.S. The largest individual outstanding exposure to a U.S. carrier at March 31, 2010 was $109.5 million. Aerospace depreciation expense for the quarter ended March 31, 2010 totaled $59.3 million.

See Note 8 — Commitments.

Student Lending (Student Loan Xpress or “SLX”)

Consumer includes our liquidating student loan portfolio of which we service approximately 70% of the portfolio in-house. See On-balance Sheet Securitization Transactions for description of related financings.

Finance receivables by product type are presented in the following table:

Student Lending Receivables by Product Type (dollars in millions)

	March 31, 2010	December 31, 2009
Consolidation loans	$7,893.3	$8,012.7
Other U.S. Government guaranteed loans	1,385.8	1,435.0
Private (non-guaranteed) loans and other	147.0	136.5

Total	$9,426.1	$9,584.2

Delinquencies (sixty days or more)	$653.2	$658.8
Top state concentrations (%)	36%	36%
Top state concentrations	California, New York, Texas, Ohio, Pennsylvania

Other Exposures

At March 31, 2010, the Company had $914.6 million in unsecured counterparty receivable from a Goldman Sachs subsidiary in connection with a secured lending facility. See Other Assets below and Note 3 for additional information.

OTHER ASSETS / OTHER LIABILITIES (dollars in millions)

The following tables summarize other assets and accrued liabilities and payables:

	March 31, 2010	December 31, 2009
Unsecured counterparty receivable(1)	$914.6	$1,094.5

Other Assets
Deposits on commercial aerospace flight equipment	$647.7	$635.9
Equity and debt investments	338.4	373.6
Accrued interest and dividends	206.9	214.7
Retained Interests in securitizations(2)	–	139.7
Furniture and fixtures	93.8	102.8
Prepaid expenses	104.9	111.3
Miscellaneous receivables and other assets	1,059.5	902.5

	$2,451.2	$2,480.5

(1)

Balance relates to receivables associated with the Goldman Sachs lending facility related to debt discount and settlements resulting from market value changes to asset-backed securities underlying the facility.

(2)	Retained interests were eliminated with the adoption of a new accounting pronouncement on January 1, 2010.

Other Liabilities (dollars in millions)

	March 31, 2010	December 31, 2009
Accrued Liabilities and Payables
Estimated valuation of aerospace commitments(1)	$556.7	$586.6
Equipment maintenance reserves	556.4	552.0
Accrued expenses	457.6	433.2
Accounts payable	413.1	344.8
Accrued interest payable	334.8	213.1
Security and other deposits	206.2	208.6
Current and deferred taxes	(243.4)	(296.1)
Other liabilities	90.6	169.1

	$2,372.0	$2,211.3

(1)

Upon adoption of fresh start accounting, certain commitments, specifically aerospace commitments, were brought on balance sheet, and relate to the amounts CIT is committed to pay for future aircraft deliveries.

RISK MANAGEMENT

We are subject to a variety of risks that manifest themselves in the course of our business. We consider the following to be the principal forms of risk:

  Credit risk (including lending, derivative counterparty, and equipment and residual risk)

  Market risk (including interest rate, foreign currency and liquidity risk)

  Compliance risk (compliance with laws and regulations)

  Operational risk (operational errors or employee misfeasance or malfeasance)

Managing risk is essential to conducting our businesses and to our profitability. Our risk management systems and procedures are designed to identify and analyze important business risks, to set appropriate policies and limits, and to continually monitor risks and limits using reliable administrative and information systems, along with policies and programs. We continue to enhance our risk management practices, including governance, measurement and monitoring.

Our risk management policies and practices are described in detail in our Form 10-K for the year ended December 31, 2009.

CREDIT RISK

The extension of credit, through our lending and leasing activities, is the fundamental purpose of our businesses. As such, we maintain comprehensive credit risk management practices, including credit underwriting, on-going monitoring and collections. Credit exposures are reviewed and monitored on an ongoing basis to identify, as early as possible, customers that are experiencing declining creditworthiness or financial difficulty. A two-tier risk system is utilized to capture and analyze credit risk based on probability of obligor default and loss given default. Our credit risk management practices also apply to counterparty credit exposures related to our use of derivatives instruments for hedging purposes.

We evaluate performance of our receivables across the organization to reduce risk concentrations. We monitor concentrations by borrower, industry, geography and equipment type. We set or modify limits as conditions warrant, to reduce credit concentrations and risk of substantial credit loss. We test for asset impairment based upon projected cash flows and relevant market data with any impairment in value charged to earnings.

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

MARKET RISK

We monitor exposure to market risk by analyzing the impact of potential interest rate and foreign exchange rate changes on financial performance. We are implementing a vendor-supplied market risk management system to replace the previously used, internally developed system. We anticipate the system being fully operational by December 2010.

At March 31, 2010, the Company’s loan and lease portfolio was approximately 50% floating rate, with the remainder fixed rate. Our liabilities, at March 31, 2010, were approximately 80% fixed rate based, with the remainder floating rate. While the liability restructuring materially improved our liquidity, the conversion of our liabilities to largely US dollar fixed rate debt, as part of the plan of reorganization, has resulted in an asset sensitive position as our assets will re-price faster than our liabilities. Therefore, our net interest margin may increase if interest rates rise, or decrease should interest rates decline.

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

We have historically sought to hedge our non-dollar denominated lending and leasing activities through local currency borrowings and, to the extent such borrowings were unavailable, derivative instruments (foreign currency exchange forward contracts and cross currency swaps). Additionally, we have utilized derivative instruments to hedge our net investments in foreign operations.

The Plan of Reorganization resulted in non-dollar denominated debt being exchanged for U.S. dollar debt. Most of the Company’s outstanding derivative instruments that hedged interest rate and foreign exchange rate risk were terminated. This resulted in the re-opening of foreign exchange exposures that had previously been hedged through former debt and derivative instruments. We have begun restoring hedges to protect against these exposures (transactional and translational). Our transactional exposure may result in income statement losses should related foreign currencies depreciate relative to the dollar or, conversely, income statement gains should the foreign currencies appreciate versus the dollar. Likewise, our equity account may be similarly affected by related foreign currency movements as a result of our translational exposures.

We maintain an active liquidity risk management and monitoring process, all of which is designed to ensure the availability of adequate cash resources and funding capacity to meet our obligations. Our primary sources of liquidity are cash, which is invested to ensure preservation of principal and immediate availability, secured funding programs, and the collection of cash flows from portfolio assets originated in the normal course of business.

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

Supplemental Funding and Liquidity Related Information

The following tables summarize significant contractual payments and projected cash collections, and contractual commitment expirations at March 31, 2010. Certain amounts in the payments and collections table are not the same as the respective balance sheet totals as this table is before fresh start accounting, in order to better reflect projected payments and collections:

Payments and Collections by Year, for the twelve months ended March 31, (1) (dollars in millions)

	Total	2011	2012	2013	2014	2015 +
Finance receivables(2)	$36,565.6	$8,226.8	$5,105.5	$4,498.6	$5,234.1	$13,500.6
Operating lease rentals	5,824.3	1,576.0	1,196.8	852.2	656.5	1,542.8
Finance and leasing assets held for sale(3)	1,368.8	1,368.8	–	–	–	–
Cash and due from banks and deposits
with banks(4)	10,015.6	10,015.6	–	–	–	–

Total cash and cash collections	53,774.3	21,187.2	6,302.3	5,350.8	5,890.6	15,043.4

Secured borrowings(5)	14,419.4	3,778.2	1,770.2	1,447.7	1,306.9	6,116.4
Secured credit facility and expansion
credit facility	6,750.0	–	6,750.0	–	–	–
Senior unsecured notes - fixed	295.3	83.1	49.4	17.4	6.1	139.3
Series A Notes	21,040.1	–	–	–	2,104.0	18,936.1
Series B Notes	2,149.2	–	–	–	214.9	1,934.3

Total Long-term borrowings	44,654.0	3,861.3	8,569.6	1,465.1	3,631.9	27,126.1

Deposits	4,732.0	1,204.4	973.2	1,302.8	555.4	696.2
Credit balances of factoring clients	881.1	881.1	–	–	–	–
Lease rental expense	325.8	36.8	34.4	31.9	31.0	191.7

Total contractual payments	50,592.9	5,983.6	9,577.2	2,799.8	4,218.3	28,014.0

Net cash and cash collections
(payments)	$3,181.4	$15,203.6	$(3,274.9)	$2,551.0	$1,672.3	$(12,970.6)

(1)

Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, unsecured counterparty receivable, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.

(2)	Based upon carrying value prior to fresh start accounting adjustments, including unearned discount; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.

(3)	Based upon management’s intent to sell rather than contractual maturities of underlying assets.

(4)

Includes approximately $5.5 billion of cash available to repay debt at the bank holding company, $1.5 billion at CIT Bank, $1.5 billion at operating subsidiaries and $1.5 billion in other restricted cash.

(5)

Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities. For student lending receivables, the repayment of both the receivable and borrowing includes a prepayment component.

Commitment Expiration by twelve month periods ended March 31 (dollars in millions)

	Total	2011	2012	2013	2014	2015 +
Financing commitments(1)	$3,480.9	$713.3	$799.1	$1,071.6	$762.5	$134.4
Aerospace and other manufacturer purchase
commitments(2)	4,572.6	623.1	892.3	622.7	644.2	1,790.3
Letters of credit	564.8	337.7	80.9	89.2	49.0	8.0
Guarantees, acceptances and other recourse
obligations	1,465.9	1,465.9	–	–	–	–
Liabilities for unrecognized tax
obligations(3)	47.3	10.0	37.3	–	–	–

Total contractual commitments	$10,131.5	$3,150.0	$1,809.6	$1,783.5	$1,455.7	$1,932.7

(1)	Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2)	Aerospace commitments are net of amounts on deposit with manufacturers.

(3)	The balance can not be estimated past 2011; therefore the remaining balance is reflected in 2012.

Financing commitments declined slightly from $3.7 billion at December 31, 2009. At March 31, 2010, unfunded commitments related to lead agented asset-based loans were $698 million. Since announcing the filing of the reorganization on November 1, 2009, we have not had any unusual usage of unfunded commitments. The Company monitors line utilization daily and updates liquidity forecasts and funding plans.

Financing commitments above exclude roughly $1.8 billion of commitments that were not available for draw due to requirements for collateral availability or covenant conditions existing at March 31, 2010.

At March 31, 2010 substantially all commercial commitments were senior facilities, with approximately 49% secured by equipment or other assets and the remainder relying upon cash-flow or enterprise value. The vast majority of commitments are syndicated transactions. CIT is the lead agent in 38% of the facilities. Most of our undrawn and available financing commitments are in Corporate Finance with an average balance of $4.2 million. The top ten undrawn commitments aggregate $410 million.

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

See Note 3 — Long-Term Borrowings.

Credit Facility and Expansion Credit Facility

On July 20, 2009, CIT entered into a $3 billion Credit Facility with Barclays Bank PLC and other lenders. The Credit Facility is secured by a perfected first priority lien on substantially all unencumbered assets of the Borrowers and Guarantors, which includes a substantial amount of finance and leasing assets of our U.S. operating subsidiaries, 65% of the voting and 100% of the non-voting stock of first-tier foreign subsidiaries, 100% of the stock of CIT Aerospace International (except one nominee share) and between 49% and 65% of certain other non-U.S., non-regulated subsidiaries.

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

The first lien loans are subject to a fair value collateral coverage covenant of 2.5x the outstanding loan balance tested quarterly and upon financing, disposition or release of certain collateral. At March 31, 2010, the coverage ratio was 3.2x.

We repaid $750 million in March 2010 and an additional $1.5 billion of those secured facilities on April 30, 2010.

Series A and B Notes

The Series A Notes and Series B Notes are secured by second-priority security interests in substantially all the assets securing the Facilities. The Series B Notes are further secured by Delaware Funding’s pledge of inter-company notes issued by CIT Financial Ltd., which are the primary assets of Delaware Funding.

The Series A and Series B Indentures likewise limit the ability of the Company, Delaware Funding and the Company’s restricted subsidiaries to make certain payments or investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale and leaseback transactions, pay dividends, sell assets, and enter into transactions with affiliates.

See Note 3 — Long-Term Borrowings for additional terms of the facilities and Note 10 — Summarized Financial Information of Subsidiaries for condensed consolidating financial statements of the Guarantors.

Secured Borrowings

At March 31, 2010, a total of $4,325.0 million, after fresh start accounting, of financing and leasing assets, comprised of $2,536.6 million in Corporate Finance, $668.7 million in Consumer and $1,119.7 million in commercial aerospace in Transportation Finance, were pledged in conjunction with $2,879.9 million in secured debt issued to investors under the $2,125 million Goldman Sachs International (GSI) facility. Amounts funded under the facility, net of cash collateral posted to GSI, totaled $1,805.8 million at March 31, 2010, as $914.6 million reported as unsecured counterparty receivable is owed to CIT from Goldman Sachs for debt discount, return of cash collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structure. Collateral amounts required under this agreement will fluctuate with market values of the underlying securities. Actual terms of the facility, including facility usage and collateral coverage are measured on a pre-FSA basis.

On March 11, 2010, CIT closed a $667 million securitization, backed by a pool of equipment leases originated by CIT Vendor Finance. The Class A Notes constitute eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (TALF). The weighted average fixed coupon was 3.31%, which represents a weighted average credit spread of 2.20% over benchmark swap rates. The securitization had a net advance rate of 89.5%.

On March 30, 2010, CIT closed a $1 billion committed U.S. Vendor Finance conduit with Barclays Bank PLC as Administrative Agent and three additional banks as committed lenders. The revolving period expires in March 2011 and the final maturity is in 2018.

Cash Sweep and Required Cash Sweep Payments

Under the terms of the Amended Credit Agreement, the Company is required to use certain cash collections to repay the Credit Facility and the Expansion Facility (the “Facilities”) and new second lien notes (“New Second Lien Notes”) on an accelerated basis (the “Cash Sweep”). The Company may use amounts in the Cash Sweep Accounts for certain designated purposes.

Cash Sweep balances totaled $382 million at March 31, 2010, and are included in restricted cash. There were no mandatory payments required to be made on the Facilities from the Cash Sweep Account during the quarter.

The Cash Sweep is described in detail in our Form 10-K for the year ended December 31, 2009.

Debt Ratings

On April 29, 2010, Standard & Poor’s Ratings Services (S&P) assigned a ‘B+/B’ counterparty credit rating to CIT with a positive outlook. At the same time, S&P assigned a ‘BB’ rating to the company’s first-lien secured credit facility, a ‘B+’ rating to the company’s second-lien secured notes and a ‘B’ rating to the unsecured debt.

RISK WEIGHTED ASSETS

As a BHC, capital adequacy is based upon risk-weighted asset ratios in accordance with quantitative measures established by the Federal Reserve. Under these guidelines, certain commitments and off-balance sheet transactions are assigned asset equivalent balances, and together with on-balance sheet assets, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (U.S. Treasury Bonds) to 100% (consumer and commercial loans). The reconciliation of balance sheet assets to risk-weighted assets at March 31, 2010 and December 31, 2009 is presented below:

Risk Weighted Assets (dollars in millions)

	March 31, 2010	December 31, 2009
Balance sheet assets	$58,060.5	$60,029.1
Risk weighting adjustments to balance sheet assets(1)	(15,700.4)	(14,958.0)
Off balance sheet items(2)	9,159.8	10,170.0

Risk-weighted assets	$51,519.9	$55,241.1

(1)	2009 includes risk weighting for retained interests in securitized assets to reflect the associated off-balance sheet assets at December 31, 2009.

(2)	Primarily reflects commitments to purchase aircraft and for unused lines of credit and letters of credit.

See Note 7 — Stockholders’ Equity and Regulatory Capital for more information.

REGULATORY CAPITALIZATION

Regulatory Capital and Ratios (dollars in millions)

Tier 1 Capital	March 31, 2010	December 31, 2009

Total stockholders’ equity	$8,527.8	$8,400.0
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	(1.4)	–

Adjusted total equity	8,526.4	8,400.0
Less: Goodwill	(239.4)	(239.4)
Disallowed intangible assets	(201.5)	(225.1)
Investment in certain subsidiaries	–	(2.8)
Other Tier 1 components(1)	(93.4)	(98.5)

Tier 1 Capital	7,992.1	7,834.2
Tier 2 Capital
Qualifying reserve for credit losses	180.8	–
Other Tier 2 components	0.8	–

Total qualifying capital	$8,173.7	$7,834.2

Risk-weighted assets	$51,519.9	$55,241.1

Tier 1 Capital Ratio	15.5%	14.2%

Total Capital Ratio	15.9%	14.2%

(1)

Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on guidelines, the Tier 1 capital charge for nonfinancial equity investments, and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable equity securities (net of tax).

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

At March 31, 2010 and December 31, 2009, both CIT and CIT Bank capital ratios were in excess of required and committed ratios.

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from what was described in our 2009 Annual Report on Form 10-K.

SELECT QUARTERLY FINANCIAL DATA (dollars in millions, except per share data

	At or Quarters Ended March 31,
	CIT 2010	Predecessor CIT 2009
Select Statement of Operations Data
Net interest revenue	$211.2	$(17.5)
Provision for credit losses	(186.6)	(534.4)
Total other income	550.4	663.2
Total other expenses	(435.4)	(444.6)
Net (loss) income (attributable) available to common stockholders	97.3	(403.2)
Per Common Share Data
Income (loss) per share from continuing operations – diluted	$0.49	$(1.04)
Book value per common share	$42.63	$11.03
Tangible book value per common share	$40.43	$9.57
Performance Ratios
Return on average common stockholders’ equity	4.6%	(31.8)%
Net finance revenue as a percentage of average earning assets	4.09%	1.13%
Return on average total assets	0.66%	(2.07)%
Total ending equity to total ending assets	14.69%	9.87%
Balance Sheet Data
Loans including receivables pledged	$32,025.7	$50,859.1
Allowance for loan losses	(180.8)	(1,316.3)
Operating lease equipment, net	10,931.0	13,175.2
Goodwill and intangible assets, net	440.9	694.7
Total cash	10,015.6	5,991.3
Total assets	58,060.5	75,657.0
Total debt and deposits	46,222.7	62,506.8
Total common stockholders’ equity	8,527.8	4,289.3
Total stockholders’ equity	8,529.0	7,468.4
Credit Quality
Non-accrual loans as a percentage of finance receivables	5.97%*	3.33%
Net credit losses as a percentage of average finance receivables	0.49%*	2.41%
Reserve for credit losses as a percentage of finance receivables	0.56%*	2.59%
Financial Ratios
Tier 1 Capital	15.5%	9.2%
Total Risk-based Capital	15.9%	13.1%

’* Metrics include the impact of FSA. See Credit Metrics for additional information.

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	CIT			Predecessor CIT
	March 31, 2010			March 31, 2009
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Deposits with banks	$9,498.6	$5.6	0.24%	$6,686.7	$9.7	0.58%
Investments(2)	348.3	0.7	0.80%	480.0	1.3	1.08%
Loans and leases (including held for sale)(3)(4)
U.S.	27,891.0	810.3	11.99%	43,698.3	461.7	4.50%
Non-U.S.	6,643.7	232.4	14.03%	8,365.2	166.9	8.02%

Total loans and leases(3)	34,534.7	1,042.7	12.39%	52,063.5	628.6	5.10%

Total interest earning assets /interest income(3)(4)	44,381.6	1,049.0	9.64%	59,230.2	639.6	4.53%

Operating lease equipment, net(5)
U.S. Operating lease equipment, net(5)	4,982.5	102.4	8.22%	6,264.3	83.8	5.35%
Non-U.S. operating lease equipment, net(5)	5,962.7	142.3	9.55%	6,620.0	109.4	6.61%

Total operating lease equipment, net(5)	10,945.2	244.7	8.94%	12,884.3	193.2	6.00%

Total earning assets (3)	55,326.8	$1,293.7	9.50%	72,114.5	$832.8	4.80%

Non interest earning assets
Cash due from banks	371.5			430.3
Allowance for loan losses	(84.3)			(1,159.4)
All other non-interest earning assets	3,601.9			6,527.4

Total Average Assets	$59,215.9			$77,912.8

Average Liabilities
Borrowings
Deposits	$4,921.3	$30.1	2.45%	$2,346.4	$24.4	4.16%
Long-term borrowings	42,588.9	807.7	7.59%	61,426.5	632.7	4.12%

Total interest-bearing
liabilities	47,510.2	$837.8	7.05%	63,772.9	$657.1	4.12%

U.S. credit balances of factoring clients	850.1			2,691.5
Non-U.S. credit balances of factoring clients	16.7			37.6
Other liabilities	2,373.1			3,703.6
Noncontrolling interests	1.0			44.8
Stockholders’ equity	8,464.8			7,662.4

Total Average Liabilities
and Stockholders’ Equity	$59,215.9			$77,912.8

Net revenue spread			2.45%			0.68%
Impact of non-interest bearing sources			0.90%			0.33%

Net revenue/yield on earning assets(3)		$455.9	3.35%		$175.7	1.01%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented.

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

  Fresh Start Accounting

  Reserve for Credit Losses

  Impaired Loans

  Fair Value Determinations

  Lease Residual Values

  ASC 740 Liabilities and Tax Reserves

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from what was described in our 2009 Annual Report on Form 10-K.

INTERNAL CONTROLS

The Internal Controls Committee is responsible for monitoring and improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“SARBOX”). The Committee, which is chaired by the interim Controller, included the Vice Chairman and Chief Financial Officer, until his retirement on April 30, 2010, the interim Director of Internal Audit and other senior executives in finance, legal, risk management and information technology. See Item 4 Controls and Procedures.

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

Non-GAAP Reconciliations (dollars in millions)

	March 31, 2010	December 31, 2009
Earning assets(1)
Total financing and leasing portfolio assets	$44,325.5	$46,119.6
Credit balances of factoring clients	(881.1)	(892.9)

Earning assets	$43,444.4	$45,226.7

Total net revenues(2)		Quarters Ended March 31, 2010
Interest income		$1,049.0
Rental income on operating leases		418.2

Finance revenue		1,467.2
Interest expense		(837.8)
Depreciation on operating lease equipment		(173.5)

Net finance revenue		455.9
Other income		132.2

Total net revenues		$588.1

(1)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(2)	Total net revenues are the combination of net finance revenues and other income.

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

  capital markets liquidity,

  risks of and/or actual economic slowdown, downturn or recession,

  industry cycles and trends,

  uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

  estimates and assumptions used to fair value the balance sheet in accordance with fresh start accounting and actual variation between the estimated fair values and the realized values,

  adequacy of reserves for credit losses,

  risks inherent in changes in market interest rates and quality spreads,

  funding opportunities, deposit taking capabilities and borrowing costs,

  risks that the restructuring of the Company’s capital structure did not result in sufficient additional capital or improved liquidity,

  risks that the Company will be unable to comply with the terms of the Written Agreement with the Reserve Bank or the Cease and Desist Orders of the FDIC and UDFI,

  conditions and/or changes in funding markets and our access to such markets, including commercial paper, secured and unsecured term debt and the asset- backed securitization markets,

  risks associated with the value and recoverability of leased equipment and lease residual values,

  application of fair value accounting in volatile markets,

  application of goodwill accounting in a recessionary economy,

  changes in laws or regulations governing our business and operations,

  changes in competitive factors,

  demographic trends,

  future acquisitions and dispositions of businesses or asset portfolios, and regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees about our performance. We do not assume the obligation to update any forward-looking statement for any reason.

ITEM 4. Controls and Procedures

The Company designed and implemented internal controls with respect to the calculation and recording of accretion and amortization of fresh start accounting adjustments recorded at December 31, 2009.  With the exception of these additional controls, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Chief Executive Officer and interim principal accounting officer have evaluated the disclosure controls and procedures and have concluded that such procedures are effective as of March 31, 2010.

Joseph Leone, our former CFO, retired on April 30, 2010. Jonathan Macey, who is currently performing the functions of our principal accounting officer, has signed the certification of the principal financial officer filed as an exhibit to this Quarterly Report. The Company is actively engaged in the process to replace Mr. Leone.

Part Two—Other Information

Item 1. Legal Proceedings

SECURITIES CLASS ACTION

In July and August 2008, putative class action lawsuits were filed in the United States District Court for the Southern District of New York (the “New York District Court”) on behalf of CIT’s pre-reorganization stockholders against CIT, its former Chief Executive Officer and its former Chief Financial Officer. In August 2008, a putative class action lawsuit was filed in the New York District Court by a holder of CIT-PrZ equity units against CIT, its former CEO, former CFO and former Controller and members of its current and former Board of Directors. In May 2009, the Court consolidated these three shareholder actions into a single action and appointed Pensioenfonds Horeca & Catering as Lead Plaintiff to represent the proposed class, which consists of all acquirers of CIT common stock and PrZ preferred stock from December 12, 2006 through March 5, 2008, who allegedly were damaged, including acquirers of CIT-PrZ preferred stock pursuant to the October 17, 2007 offering of such preferred stock.

In July 2009, the Lead Plaintiff filed a consolidated amended complaint alleging violations of the Securities Exchange Act of 1934 (“1934 Act”) and the Securities Act of 1933 (“1933 Act”). Specifically, it is alleged that the Company, its former CEO, CFO, former Controller, and a former Vice Chairman violated Section 10(b) of the 1934 Act by allegedly making false and misleading statements and omissions regarding CIT’s subprime home lending and student lending businesses. The allegations relating to the Company’s student lending businesses are based upon the assertion that the Company failed to account in its financial statements or, in the case of the preferred stockholders, its registration statement and prospectus, for private loans to students of a helicopter pilot training school, which it is alleged were highly unlikely to be repaid and should have been written off. The allegations relating to the Company’s home lending business are based on the assertion that the Company failed to fully disclose the risks in the Company’s portfolio of subprime mortgage loans. The Lead Plaintiff also alleges that the Company, its former CEO, former CFO and former Controller and those current and former Directors of the Company who signed the registration statement in connection with the October 2007 CIT-PrZ preferred offering violated the 1933 Act by making false and misleading statements concerning the Company’s student lending business as described above.

Pursuant to a Notice of Dismissal filed on November 24, 2009, CIT Group Inc. was dismissed as a defendant from the consolidated securities action. The action will continue as to the remaining defendants and CIT’s obligation to defend and indemnify such defendants continues. Plaintiffs seek, among other relief, unspecified damages and interest. CIT believes the allegations in these complaints are without merit.

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

After the Pilot School filed for bankruptcy and ceased operations, SLX voluntarily placed those students who were attending school at the time of the closure “in grace” such that no payments under their loans have been required to be made and no interest on their loans has been accruing. Multiple lawsuits, including putative class action lawsuits and collective actions, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws. SLX participated in a mediation with several class counsels and the parties have reached an agreement pursuant to which a nationwide class of students who were in attendance at the Pilot School when it closed will be formed for the purposes of settlement only, and their claims against SLX will be resolved. In November, 2009, the United States District Court for the Middle District of Florida preliminarily approved the proposed settlement agreement, stayed other similar litigation and set a number of dates, including March 22, 2010 as the date the final approval hearing would be held. Of the nearly 2,200 loans covered by the settlement, objections to the settlement were filed with respect to fewer than 3% of the loans and opt-outs were received with respect to fewer than 5% of the loans. The Attorneys General of several states also engaged in a review of the impact of the Pilot School’s closure on the student borrowers and any possible role of SLX. SLX cooperated in the review and reached agreement with twelve state Attorneys General, pursuant to which, among other things, the Attorneys General support the class settlement that has been preliminarily approved by the court. Following the March 22, 2010 hearing, the Court reserved decision on the final approval of the settlement.

SLX also completed a settlement of a mass action commenced by Pilot School students in Georgia, which is binding upon 37 SLX borrowers. The value of the Pilot School student loans has been written down to estimated fair market value in connection with the Company’s post-bankruptcy implementation of Fresh Start Accounting.

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

SNAP-ON ARBITRATION

On January 8, 2010, Snap-on Incorporated and Snap-on Credit LLC (“Snap-on”) filed a Demand for Arbitration alleging that CIT retained certain monies owed to Snap-on in connection with a joint venture between CIT and Snap-on that was terminated on July 16, 2009. Snap-on is alleging that CIT improperly underpaid Snap-on during the course of the joint venture, primarily related to the purchase by CIT of receivables originated and serviced by the joint venture, and is alleging damages of up to $115 million. On January 29, 2010, CIT filed its Answering Statement and Counterclaim, denying Snap-on’s allegations on the grounds that the claims are untimely, improperly initiated, or otherwise barred. CIT also alleges that Snap-on wrongfully withheld payment of proceeds due to CIT from the receivables serviced by Snap-on on behalf of CIT. CIT is claiming damages in excess of $110 million. CIT believes that Snap-on’s allegations are largely without merit.

OTHER LITIGATION

In addition, there are various legal proceedings and government investigations against or including CIT, which have arisen in the ordinary course of business. While the outcomes of the ordinary course legal proceedings and the related activities are not certain, based on present assessments, management does not believe that they will have a material adverse effect.

ITEM 1A. Risk Factors

For a discussion of certain risk factors affecting CIT, see Part I, Item 1A: Risk Factors, on pages 11–20 of CIT’s 2009 Annual Report on Form 10-K and Forward-Looking Statements on pages 61–62 of this Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of equity securities were made during the 2010 first quarter and there were no shares that may yet be purchased under any repurchase plans or programs.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. [Removed and Reserved]

None

ITEM 5. Other Information

None

ITEM 6. Exhibits
(a)	Exhibits
3.1	Third Restated Certificate of Incorporation of the Company, dated December 8, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 9, 2009).
3.2	Amended and Restated By-laws of the Company, as amended through December 8, 2009 (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 9, 2009).
4.1	Indenture dated as of December 10, 2009 between CIT Group Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 16, 2009).
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

10.3*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).
10.4*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 15, 2006).
10.5*	Employment Agreement, dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed September 5, 2006).
10.6*	Amendment to Employment Agreement, dated December 10, 2007, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 10.23 to Form 10-K filed February 29, 2008).
10.7*	Amendment to Employment Agreement, dated December 31, 2008, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 10.16 to form 10-K filed March 2, 2009).
10.8*	Form of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreement.
10.9*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreement.
10.10*	Form of CIT Group Inc. Long-Term Incentive Plan Deferred Cash Retention Award Agreement for executives with employment agreements.
10.11*	Form of CIT Group Inc. Long-Term Incentive Plan Deferred Cash Retention Award Agreement for executives without employment agreements.
10.12*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).
10.13*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).
10.14*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).
10.15*	Amended and Restated Employment Agreement, dated as of May 8, 2008, between CIT Group Inc. and Joseph M. Leone (incorporated by reference to Exhibit 10.31 to Form 10-Q filed May 12, 2008.

10.16*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and Joseph M. Leone (incorporated by reference to Exhibit 10.33 to Form 10-K filed March 2, 2009).
10.17*	Extension of Term of Employment Agreement dated as of December 18, 2009 between CIT Group Inc. and Joseph M. Leone.
10.18*	CIT Group Inc. Long-Term Incentive Plan 2010 Annual Stock Salary Agreement for Joseph M. Leone, effective January 1, 2010.
10.19*	Employment Agreement, dated June 16, 2008, between CIT Group Inc. and Alexander T. Mason (incorporated by reference to Exhibit 10.33 to Form 10-Q filed November 10, 2008).
10.20*	Letter Agreement between CIT Group Inc. and Alexander T. Mason, dated January 29, 2010.
10.21*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).
10.22*	Extension of Term of Employment Agreement, dated as of November 24, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.36 to Form 10-K filed March 2, 2009).
10.23*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).
10.24*	Extension of Term of Employment Agreement, dated December 21, 2009, between CIT Group Inc. and C. Jeffrey Knittel.
10.25*	Letter Agreement between CIT Group Inc. and John A. Thain, effective February 8, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2010).
10.26*	Form of CIT Group Inc. Three Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 8, 2010).
10.27*	Form of CIT Group Inc. One Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 8, 2010).
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

31.2

Certification of Jonathan Macey pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John A. Thain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jonathan Macey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Indicates a management contract or compensatory plan or arrangement.
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

May 10, 2010

CIT GROUP INC.

By: /s/ Jonathan Macey
Senior Vice President, Interim Controller and
Principal Accounting Officer