Form 10-Q
period 2010-06-30
CIT GROUP INC
filed 2010-08-09
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) or	| |	Transition Report Pursuant to Section 13 or 15(d)
	of the Securities Exchange Act of 1934		of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

Commission File Number: 001-31369

CIT GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware	65-1051192
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

505 Fifth Avenue, New York, New York	10017
(Address of Registrant’s principal executive offices)	(Zip Code)

(212) 771-0505
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |_|.

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of July 30, 2010 there were 200,257,088 shares of the registrant’s common stock outstanding.

CONTENTS

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except share data)

	June 30,	December 31,
	2010	2009

Assets
Cash and due from banks	$1,060.7	$1,289.5
Interest bearing deposits, including restricted balances of $1,179.0 at June 30, 2010 and
$1,420.7 at December 31, 2009(1)	9,605.7	8,536.4
Trading assets at fair value – derivatives	216.1	44.1
Assets held for sale(1)	572.5	343.8
Loans (see Note 3 for amounts pledged)	28,883.2	34,865.8
Allowance for loan losses	(337.8)	–

Total loans, net of allowance for loan losses(1)	28,545.4	34,865.8
Operating lease equipment, net (see Note 3 for amounts pledged)(1)	10,950.7	10,910.0
Unsecured counterparty receivable	818.7	1,094.5
Goodwill	239.4	239.4
Intangible assets, net	168.5	225.1
Other assets	2,739.1	2,480.5

Total Assets	$54,916.8	$60,029.1

Liabilities
Deposits	$4,708.9	$5,218.6
Trading liabilities at fair value – derivatives	46.9	41.9
Credit balances of factoring clients	877.3	892.9
Other liabilities	2,373.3	2,211.3
Long-term borrowings, including $3,396.8 and $4,629.5 contractually due within twelve months
at June 30, 2010 and December 31, 2009, respectively(1)	38,276.5	43,263.0

Total Liabilities	46,282.9	51,627.7

Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 200,374,631 at June 30, 2010 and 200,035,561 at December 31, 2009	2.0	2.0
Outstanding: 200,257,088 at June 30, 2010 and 200,035,561 at December 31, 2009
Paid-in capital	8,419.1	8,398.0
Retained earnings	225.0	–
Accumulated other comprehensive loss	(9.7)	–
Treasury stock: 117,543 shares at June 30, 2010 at cost	(4.0)	–

Total Common Stockholders’ Equity	8,632.4	8,400.0
Noncontrolling minority interests	1.5	1.4

Total Equity	8,633.9	8,401.4

Total Liabilities and Equity	$54,916.8	$60,029.1

(1) The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between total VIE assets and liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Interest bearing deposits, including restricted balances of $872.0 at June 30, 2010 and $655.3 at
December 31, 2009	$872.0	$655.3
Assets held for sale	312.9	6.6
Total loans, net of allowance for loan losses	13,186.9	13,501.9
Operating lease equipment, net (see Note 3 for amounts pledged)	2,605.7	3,689.8

Total Assets	$16,977.5	$17,853.6

Liabilities
Beneficial interests issued by consolidated VIEs – (classified as long-term borrowings)	$12,047.1	$13,662.7

Total Liabilities	$12,047.1	$13,662.7

See Notes to Consolidated Financial Statements.

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Operation (Unaudited) (dollars in millions – except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
		Predecessor		Predecessor
	CIT 2010	CIT 2009	CIT 2010	CIT 2009

Interest income
Interest and fees on loans	$987.2	$606.5	$2,030.7	$1,235.1
Interest and dividends on investments	6.3	8.0	11.8	19.0

Interest income	993.5	614.5	2,042.5	1,254.1

Interest expense
Interest on long-term borrowings	(784.7)	(596.2)	(1,592.4)	(1,228.9)
Interest on deposits	(28.9)	(37.4)	(59.0)	(61.8)

Interest expense	(813.6)	(633.6)	(1,651.4)	(1,290.7)

Net interest revenue	179.9	(19.1)	391.1	(36.6)
Provision for credit losses	(260.7)	(588.5)	(447.3)	(1,123.9)

Net interest revenue, after credit provision	(80.8)	(607.6)	(56.2)	(1,160.5)

Other income
Rental income on operating leases	419.7	473.5	837.9	948.7
Other	330.6	(198.8)	462.8	(10.8)

Total other income	750.3	274.7	1,300.7	937.9

Total revenue, net of interest expense and credit
provision	669.5	(332.9)	1,244.5	(222.6)

Other expenses
Depreciation on operating lease equipment	(179.0)	(286.6)	(352.5)	(568.6)
Operating expenses	(277.0)	(293.9)	(538.9)	(456.5)
Goodwill and intangible assets impairment charges	–	(692.4)	–	(692.4)

Total other expenses	(456.0)	(1,272.9)	(891.4)	(1,717.5)

Income (loss) before provision for income taxes	213.5	(1,605.8)	353.1	(1,940.1)
Provision for income taxes	(71.1)	(12.7)	(113.6)	(20.7)

Net income (loss) before attribution of noncontrolling
interests and preferred stock dividends	142.4	(1,618.5)	239.5	(1,960.8)
Loss (income) attributable to noncontrolling interests,
after tax	(0.3)	0.7	(0.1)	0.2

Net income (loss) before preferred stock dividends	142.1	(1,617.8)	239.4	(1,960.6)
Preferred stock dividends	–	(61.6)	–	(122.0)

Net income (loss) available (attributable) to
common stockholders	$142.1	$(1,679.4)	$239.4	$(2,082.6)

Basic earnings (loss) per common share	$0.71	$(4.30)	$1.20	$(5.34)
Diluted earnings (loss) per common share	$0.71	$(4.30)	$1.19	$(5.34)
Average number of shares – basic (thousands)	200,075	390,535	200,057	389,741
Average number of shares – diluted (thousands)	200,644	390,535	200,359	389,741
Cash dividends per common share	–	–	–	0.02

See Notes to Consolidated Financial Statements.

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity
December 31, 2009	$2.0	$8,398.0	$–	$–	$–	$1.4	$8,401.4

Adoption of new accounting
pronouncement			(14.4)				(14.4)

Net income			239.4			0.1	239.5
Foreign currency translation
adjustments				(11.4)			(11.4)
Change in fair values of derivatives
qualifying as cash flow hedges				(0.1)			(0.1)
Unrealized gain on available for sale
equity investments, net				2.0			2.0

Minimum pension liability adjustment				(0.2)			(0.2)

Total comprehensive income							229.8

Restricted stock and stock option
expenses		21.1			(4.0)		17.1

June 30, 2010	$2.0	$8,419.1	$225.0	$(9.7)	$(4.0)	$1.5	$8,633.9

See Notes to Consolidated Financial Statements.

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (dollars in millions)

	Six Months Ended June 30,
	CIT 2010	Predecessor CIT 2009
Cash Flows From Operations
Net income (loss) before preferred stock dividends	$239.4	$(1,960.6)
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	447.3	1,123.9
Net depreciation, amortization and (accretion)	(300.8)	695.7
Goodwill and intangible assets impairment charges	–	692.4
Net (gains) / losses on equipment, receivable and investment sales	(187.6)	171.9
Valuation allowance for assets held for sale	–	38.0
Provision for deferred income taxes	69.6	33.4
Decrease in finance receivables held for sale	5.6	11.3
Warrant fair value adjustment	–	(70.6)
Gain on debt and debt-related derivative extinguishments	–	(139.4)
(Increase) decrease in other assets	(151.3)	209.3
Increase (decrease) in accrued liabilities and payables	55.9	69.8

Net cash flows provided by operations	178.1	875.1

Cash Flows From Investing Activities
Loans extended and purchased	(9,100.5)	(13,534.3)
Principal collections of loans and investments	14,029.2	15,724.0
Proceeds from asset and receivable sales	2,415.6	1,515.2
Purchases of assets to be leased and other equipment	(616.6)	(1,057.4)
Net decrease in short-term factoring receivables	395.1	549.4
Net proceeds from sale of discontinued operation	–	44.2

Net cash flows provided by investing activities	7,122.8	3,241.1

Cash Flows From Financing Activities
Proceeds from the issuance of term debt	2,156.1	4,145.4
Repayments of term debt	(7,887.1)	(13,802.7)
Net (decrease) increase in deposits	(490.8)	2,751.9
Net repayments of non-recourse leveraged lease debt	(14.3)	(19.7)
Collection of security deposits and maintenance funds	346.6	516.1
Repayment of security deposits and maintenance funds	(329.2)	(459.3)
Cash dividends paid	–	(91.3)
Other	–	(56.5)

Net cash flows used in financing activities	(6,218.7)	(7,016.1)

Increase (decrease) in unrestricted cash and cash equivalents	1,082.2	(2,899.9)
Unrestricted cash and cash equivalents, beginning of period	8,405.2	6,263.3

Unrestricted cash and cash equivalents, end of period	$9,487.4	$3,363.4

Supplementary Cash Flow Disclosure
Interest paid	$1,468.3	$1,287.7
Federal, foreign, state and local income taxes paid (refunded), net	$11.1	$(67.9)
Supplementary Non Cash Flow Disclosure
Net transfer of finance receivables from held for investment to held for sale	$1,597.8	$412.4

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include financial information related to CIT Group Inc. and its majority owned subsidiaries, including CIT Bank (collectively, “CIT” or the “Company”), and those variable interest entities (“VIEs”) where the Company is primary beneficiary. CIT is a bank holding company and provides commercial financing and leasing products and other services to small and middle market companies in a wide variety of industries.

On November 1, 2009, CIT Group Inc. (“Predecessor CIT”) and CIT Group Funding Company of Delaware LLC (“Delaware Funding” and together with Predecessor CIT, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). As a result of the Debtors’ emergence from bankruptcy and implementation of the Modified Second Amended Prepackaged Reorganization Plan of Debtors (the “Plan”) on December 10, 2009 (the “Emergence Date”), CIT Group Inc. (“Successor CIT”) became a new reporting entity for financial reporting purposes, with a new basis in identifiable assets and liabilities assumed, a new capital structure and no retained earnings or accumulated losses. Predecessor CIT’s Consolidated Statements of Operation for the quarter and six months ended June 30, 2009 and Cash Flows for the six months ended June 30, 2009 are not comparable to the consolidated financial statements for the respective 2010 periods and are presented separately from Successor CIT. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Form 10-K), Note 1 and Note 2 for additional Fresh Start Accounting (“FSA”) and reorganization information.

The terms “CIT” and “Company”, when used with respect to periods commencing after emergence from bankruptcy, are references to Successor CIT and when used with respect to periods prior to emergence, are references to Predecessor CIT. These references include subsidiaries of Successor CIT or Predecessor CIT, unless otherwise indicated or the context requires otherwise.

The consolidated financial statements include effects of adopting FSA upon emergence from bankruptcy, as required by accounting principles generally accepted in the United States of America (“GAAP”). In applying FSA, the Company designated December 31, 2009 as a convenience date (the “Convenience Date”) for recording fair value adjustments to assets, liabilities and equity. Accretion and amortization of certain FSA adjustments are included in the Statement of Operations for the quarter and six months ended June 30, 2010.

These consolidated financial statements, which have been prepared in accordance with the instructions to Form 10-Q, do not include all information and note disclosures required by GAAP. The financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our Form 10-K.

On January 1, 2010, the Company implemented new consolidation accounting guidance related to VIEs. The new guidance eliminated the concept of qualified special purpose entities (“QSPEs”) that were previously exempt from consolidation, and introduced a new framework for determining the primary beneficiary of a VIE. The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. Under the new guidance, the primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Consolidation eliminated the retained interest and increased Cash ($105 million), Loans ($821 million), Allowance for loan losses ($40 million), Long-term borrowings ($738 million), and Other liabilities ($17 million) as of January 1, 2010. Equity decreased by approximately $14 million as of January 1, 2010.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: fresh start accounting fair values; valuation of deferred tax assets; lease residual values and depreciation of operating lease equipment; and allowance for loan losses. Actual results could differ from those estimates and assumptions. Additionally, where applicable, policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 16, 2009, the FDIC and the Utah Department of Financial Institutions (the “UDFI”) each issued cease and desist orders to CIT Bank (together, the “Orders”). The Orders were in connection with the diminished liquidity of Predecessor CIT. CIT Bank, without admitting or denying any allegations made by the FDIC and UDFI, consented and agreed to the issuances of the Orders.

On August 12, 2009, CIT entered into a Written Agreement with the Federal Reserve Bank of New York. The Company continues to provide required periodic reports relating to: corporate governance, credit risk management, capital, liquidity and funds management, business trends, as appropriate, and the allowance for loan losses methodology.

Accounting Pronouncements

On January 1, 2010, the Company adopted Accounting Standards Update 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. These amendments clarify that the stock portion of a distribution to shareholders, which allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate, is considered a share issuance, will be reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). These amendments were effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Adoption of these amendments did not materially impact the Company’s financial condition and results of operations.

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

In March 2010, FASB issued Accounting Standards Update 2010-11, Scope Exception Related to Embedded Credit Derivatives (Topic 815), which clarifies that the only exception to the requirement that an embedded credit derivative feature should be assessed for potential bifurcation and separate accounting applies to the transfer of credit risk in the form of subordination of one financial instrument to another. In addition, this update provides guidance for determining whether other credit derivative features qualify for the scope exception. The amendments in this update are effective at the beginning of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this update. Adoption of this update will not materially impact the Company’s financial condition and results of operation.

In April 2010, FASB issued Accounting Standards Update 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (Topic 310) which provides guidance concerning whether an individual loan that is part of a pool of loans accounted for as a single asset should be removed from the pool upon modifications that would otherwise qualify as a troubled debt restructuring. The guidance in this update is effective (and applied prospectively) for any modification of a loan accounted for within a pool occurring in interim or annual periods beginning on or after July 15, 2010, with earlier application permitted. Upon adoption, a one-time election may be made to terminate prospectively (on a pool-by-pool basis) accounting for loans as a pool; note, though, that such an election does not preclude accounting for future loan acquisitions as a pooled unit of accounting. The adoption of this update will not materially impact the Company’s financial condition and results of operations.

In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which provides guidance that will require enhanced disclosures surrounding the credit characteristics of the Company’s loan portfolio. Under the new guidance, the Company will be required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit risk inherent in the loan portfolio, including additional information on certain types of loan modifications. For the Company, the new disclosures are effective for the 2010 Annual Report. The new disclosures on the rollforward of the allowance for credit losses and the new disclosures about troubled debt modifications are effective for the first quarter 2011 Form 10-Q. The adoption of this guidance will only affect CIT’s disclosures of loans and not its financial condition or results of operations.

NOTE 2 – LOANS AND RESERVE FOR CREDIT LOSSES

The following table presents loans, direct financing leases and leveraged leases held for investment, by segment based on obligor location:

Loans (dollars in millions)

	June 30, 2010			December 31, 2009
	Domestic	Foreign	Total	Domestic	Foreign	Total

Corporate Finance	$7,558.2	$2,287.5	$9,845.7	$9,611.2	$2,539.1	$12,150.3
Transportation Finance	1,349.3	322.0	1,671.3	1,528.7	324.3	1,853.0
Trade Finance	2,259.5	255.1	2,514.6	2,602.6	388.4	2,991.0
Vendor Finance	3,564.4	2,501.7	6,066.1	4,363.8	3,824.0	8,187.8
Consumer	8,766.2	19.3	8,785.5	9,664.3	19.4	9,683.7

Total	$23,497.6	$5,385.6	$28,883.2	$27,770.6	$7,095.2	$34,865.8

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table contains information on finance receivables evaluated for impairment and the related reserve for credit losses. The Company excludes homogenous loans such as consumer loans, small-ticket loans and lease receivables, short-term and factoring customer finance receivables from receivables evaluated for impairment. For purposes of this presentation, finance receivables that were impaired at the Convenience Date and impaired loans identified in 2010 are presented separately below. The Company is applying the income recognition and disclosure guidance in ASC 310-30-5 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to loans considered impaired in FSA. The balance of loans under the guidance of ASC 310-30-5 was $1,231.7 million at June 30, 2010.

Loans Evaluated for Impairment / Reserve for Credit Losses, at or for the Six Months Ended June 30, 2010 (dollars in millions)

	Total	2010 Impaired Loans	Impaired Loans Identified in FSA (December 31, 2009 and prior)
Finance receivables considered for impairment	$1,846.7	$794.3	$1,052.4
Impaired finance receivables with specific allowance	180.7	103.5	77.2
Specific allowance for impaired receivables	36.5	16.0	20.5
Impaired finance receivables with no specific allowance	1,666.0	690.8	975.2
Average investment in impaired finance receivables	1,700.0	402.3	1,297.7

The Company’s policy is to review finance receivables greater than $500 thousand placed on non-accrual status for impairment. As a result, the amounts in the table above considered for impairment exclude small-ticket leasing accounts and other homogeneous pools of loans that are included in reported non-accrual balances.

The following table sets forth non-performing assets which reflect both loans on non-accrual (primarily loans ninety days or more delinquent) and assets received in satisfaction of loans (repossessed assets).

Non-performing assets (dollars in millions)

	June 30, 2010	December 31, 2009

Non-accrual loans	$2,052.4	$1,574.4
Assets received in satisfaction of loans	42.8	36.3

Total non-performing assets	$2,095.2	$1,610.7

Accruing loans past due 90 days or more(1)	$437.7	$570.1

(1) Balance includes $428.2 million and $480.7 million as of June 30, 2010 and December 31, 2009, respectively, of government-guaranteed loans.

At June 30, 2010 and December 31, 2009, there were $7.0 million and $14.8 million, respectively, of commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings.

Upon implementation of FSA, the Company assigned non-accretable discount to both non-accrual loans and certain higher risk performing accounts. Effective as of April 1, 2010, the Company corrected the accounting for the performing loans in the Corporate Finance and Transportation Finance segments to account for and report the related fresh start discount in a manner consistent with the Company’s performing loans in these segments. As a result, the following adjustments were recorded in the second quarter related to the three months ended March 31, 2010:

  $70.8 million of non-accretable discount was reclassified to accretable discount; and

  $10.9 million of discount accretion on the transferred accretable discount was recorded in interest income.

Management has concluded that the adjustments were not individually or in the aggregate material to the consolidated financial statements, as of and for the periods ended June 30, 2010, or to any of the preceding periods as reported.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2010, the remaining principal balance of finance receivables held at the time of FSA that have shown evidence of credit deterioration since origination was $2,392.3 million. The following table presents the changes to the accretable discount since December 31, 2009.

Accretable discount activity for loans accounted for under ASC 310-30-5 at Emergence Date (dollars in millions):

	Quarter Ended June 30, 2010	Six Months Ended June 30, 2010
Accretable discount, beginning of period	$332.0	$454.8
Accretion	(9.9)	(40.4)
Disposals/transfers	(99.1)	(191.4)

Accretable discount, end of period	$223.0	$223.0

The following table presents changes in allowance for credit losses:

Changes in Allowance for Credit Losses (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	CIT 2010	Predecessor CIT 2009	CIT 2010	Predecessor CIT 2009
Balance, beginning of period	$180.8	$1,316.3	$–	$1,096.2

Provision for credit losses	260.7	588.5	447.3	1,123.9
Reserve change relating to new accounting pronouncement	–	–	39.7	–
Reserve changes relating to sales, foreign currency translation, other	2.6	(10.5)	(0.6)	(12.7)

Net additions to the reserve for credit losses	263.3	578.0	486.4	1,111.2

Charged-off – finance receivables	(113.3)	(375.8)	(157.7)	(703.0)
Recoveries(1)	7.0	19.9	9.1	34.0

Net charge-offs	(106.3)	(355.9)	(148.6)	(669.0)

Reserve balance – end of period	$337.8	$1,538.4	$337.8	$1,538.4

(1)	Recoveries for the three and six months ended June 30, 2010, respectively do not include $113.3 million and $157.1 million of recoveries on accounts that were charged-off pre-FSA, which are included in Other Income.

NOTE 3 – LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings:

Outstanding Long-term Borrowings (dollars in millions)

	June 30, 2010			December 31, 2009
	CIT Group Inc.	Subsidiaries	Total	Total

Secured borrowings	$–	$12,403.1	$12,403.1	$14,346.5
Secured credit facility and expansion credit facility	301.0	4,295.9	4,596.9	7,716.6
Senior unsecured notes	85.8	113.8	199.6	268.1
Series A Notes	18,882.2	–	18,882.2	18,733.6
Series B Notes	–	2,194.7	2,194.7	2,198.2

Total	$19,269.0	$19,007.5	$38,276.5	$43,263.0

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Borrowings

Set forth below are borrowings and pledged assets primarily owned by consolidated special purpose entities. Creditors of these special purpose entities received ownership and/or security interests in the assets. These special purpose entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Except as otherwise noted, pledged assets listed below are not included in the collateral available to lenders under the Credit Facility or Expansion Credit Facility described below.

	June 30, 2010		December 31, 2009

	Secured Borrowing	Assets Pledged	Secured Borrowing	Assets Pledged

Education trusts and conduits (student loans)	$4,787.8	$5,893.2	$5,864.3	$6,864.7
Goldman Sachs International (GSI) TRS(1)	2,122.0	2,950.8	2,552.7	3,429.6
Vendor Finance(2)	664.0	869.6	1,120.7	1,589.4
Equipment lease securitizations (Vendor)	1,078.4	1,132.1	706.0	762.2
Trade Finance	550.0	1,634.5	–	–
Canadian equipment receivables financing	534.8	578.7	543.0	557.6
Corporate Finance (energy project finance)	286.9	312.8	288.9	305.0
Corporate Finance (SBL)(2)	259.9	297.0	–	–

Subtotal – finance receivables	10,283.8	13,668.7	11,075.6	13,508.5

ECA financing (Aero)(3)	1,057.5	1,204.1	1,097.4	1,212.2
Transportation Finance – Rail	151.4	147.6	907.4	1,276.7
GSI TRS (Aero)	551.9	1,141.7	582.2	1,154.3
Other structures	113.0	135.3	61.2	69.8

Subtotal – Equipment under operating leases	1,873.8	2,628.7	2,648.2	3,713.0

Vendor Finance(4)	169.2	202.8	469.8	903.3
FHLB borrowings (CIT Bank)(5)	76.3	132.1	152.9	150.8

Total	$12,403.1	$16,632.3	$14,346.5	$18,275.6

(1) June 30, 2010 financing is secured by $2.1 billion corporate finance receivables, $0.6 billion student loans, and $0.2 billion small business lending loans.

(2) Includes repurchase of assets previously sold or securitized and the associated secured debt.

(3) Secured aircraft financing facility for the purchase of specified Airbus aircraft.

(4) International facilities collateralized by local assets.

(5) Collateralized with Government Debentures and Certificates of Deposit.

Secured Credit Facility and Expansion Credit Facility

The Secured Credit Facility and Expansion Credit Facility (the “First Lien Facilities”) are secured by a first lien on substantially all U.S. assets that are not pledged to secure the borrowings of special purpose entities as described above under “Secured Borrowings”, 65% of the voting and 100% of the non-voting stock of first-tier foreign subsidiaries, 100% of the stock of CIT Aerospace International (except one nominee share) and between 49% and 65% of certain other non-U.S., non-regulated subsidiaries. The First Lien Facilities are subject to a fair value collateral coverage covenant (based on accounting valuation methodology) of 2.5x the outstanding loan balance tested quarterly and upon the financing, disposition or release of certain collateral. The agreement evidencing the First Lien Facilities includes certain additional terms, including a cash sweep that under certain circumstances will accelerate repayment of the First Lien Facilities. See the Company’s Form 10-K, Note 9 – Long-term Borrowings for a description of these terms. See Note 13 – Subsequent Event for refinancing of the First Lien Facilities.

Series A and B Notes

The Series A Notes and Series B Notes (“Second Lien Notes”) are secured by second-priority security interests in substantially all the assets securing the First Lien Facilities. The Series B Notes are further secured by Delaware Funding’s pledge of inter-company notes issued by CIT Financial Ltd., which are the primary assets of Delaware Funding.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Second Lien Notes Indentures likewise limit the ability of the Company, Delaware Funding and the Company’s restricted subsidiaries to make certain payments or investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale and leaseback transactions, pay dividends, sell assets, and enter into transactions with affiliates.

Further information on Long-term Borrowings can be found in the Company’s 2009 Form 10-K.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

See the Company’s Form 10-K Note 10 for a description of its derivative transaction policies.

Due to the reorganization (see Note 1) none of the Company’s derivatives entered into prior to December 31, 2009 achieve hedge accounting. The Company continues reassessing hedge requirements and reestablishing counterparty relationships to facilitate placement of hedges where economically appropriate. New derivative instruments are cash collateralized.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments (dollars in millions)

	June 30, 2010			December 31, 2009
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Cross currency swaps	$329.0	$9.0	$–	$–	$–	$–
Foreign currency forward exchange – cash flow hedges	73.7	3.9	–	–	–	–
Foreign currency forward exchange – net investment hedges	1,020.4	21.4	(0.1)	–	–	–

Total Qualifying Hedges	$1,423.1	$34.3	$(0.1)	$–	$–	$–

Non-Qualifying Hedges
Cross currency swaps	$1,735.2	$108.5	$(1.9)	$646.7	$–	$(8.8)
Interest rate swaps	1,273.6	7.9	(41.0)	3,165.9	23.4	(25.7)
Written options	788.6	–	–	1,009.8	–	(0.1)
Purchased options	1,508.2	6.7	–	1,524.1	18.4	–
Foreign currency forward exchange contracts	1,877.4	93.0	(4.0)	1,055.1	2.3	(7.3)
TRS	261.2	–	–	107.9	–	–

Total Non-qualifying Hedges	$7,444.2	$216.1	$(46.9)	$7,509.5	$44.1	$(41.9)

A financing facility with Goldman Sachs International (GSI) is structured as a total return swap (TRS). Amounts available for advances are accounted for as a derivative. Estimated fair value is based on a hypothetical transfer value, considering current market conditions and other factors. At June 30, 2010 and December 31, 2009, the estimated fair value was not significant.

The following table presents the impact of derivatives on the statement of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended June 30,		Six Months Ended June 30,

		CIT 2010	Predecessor CIT 2009	CIT 2010	Predecessor CIT 2009

Derivative Instruments	Gain / (Loss) Recognized

Qualifying Hedges
Interest rate swaps – cash flow
hedges	Other income	$–	$3.9	$–	$3.9
Interest rate swaps – fair value
hedges	Other income	–	14.3	–	13.3
Foreign currency forward
exchange – cash flow hedges	Other income	9.3	–	9.3	–

Total Qualifying Hedges		$9.3	$18.2	$9.3	$17.2

Non Qualifying Hedges
Cross currency swaps	Other income	$103.8	$(32.5)	$113.1	$(41.2)
Interest rate swaps	Other income	(30.7)	29.7	(50.1)	31.1
Foreign currency forward
exchange contracts	Other income	94.7	(4.9)	164.8	0.8
Warrants	Other income	–	(25.2)	–	70.6

Total Non-qualifying Hedges		$167.8	$(32.9)	$227.8	$61.3

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gains and (losses) on qualifying and non-qualifying hedges are recorded in other Income and are partially offset by the impact of foreign currency changes.

NOTE 5 – FAIR VALUE

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial instruments required to be valued on a recurring basis based on priority ranking of valuation inputs are presented in the following tables:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions):

June 30, 2010	Total	Level 1	Level 2	Level 3

Assets
Trading assets at fair value – derivatives	$216.1	$–	$216.1	$–
Derivative counterparty assets at fair value	34.3	–	34.3	–

Total Assets	$250.4	$–	$250.4	$–

Liabilities
Trading liabilities at fair value – derivatives	$(46.9)	$–	$(46.3)	$(0.6)
Derivative counterparty liabilities at fair value	(0.1)	–	(0.1)	–

Total Liabilities	$(47.0)	$–	$(46.4)	$(0.6)

December 31, 2009
Assets
Retained interests – securitizations	$139.7	$–	$–	$139.7
Trading assets – derivatives	44.1	–	44.1	–

Total Assets	$183.8	$–	$44.1	$139.7

Liabilities
Trading liabilities – derivatives	$(41.9)	$–	$(40.4)	$(1.5)

Level 3 Gains and Losses

The tables below set forth changes in Level 3 estimated fair value of financial instruments:

Level 3 Gains and Losses (dollars in millions)

CIT	Total	Retained Interests in Securitizations	Derivatives
March 31, 2010	$(0.9)	$–	$(0.9)
Gains or (losses) realized/unrealized
Included in Other income	0.3	–	0.3

June 30, 2010	$(0.6)	$–	$(0.6)

December 31, 2009	$138.2	$139.7	$(1.5)
Gains or (losses) realized/unrealized
Included in Other income	0.9	–	0.9
Included in Other comprehensive income	–	–	–
Other (retained interest)(1)	(139.7)	(139.7)	–

June 30, 2010	$(0.6)	$–	$(0.6)

Predecessor CIT
March 31, 2009	$194.5	$192.0	$2.5
Gains or (losses) realized/unrealized
Included in Other income	(22.8)	1.0	(23.8)
Included in Other comprehensive income	7.0	1.3	5.7
Other (retained interest)	(24.8)	(24.8)	–

June 30, 2009	$153.9	$169.5	$(15.6)

December 31, 2008	$224.6	$229.4	$(4.8)
Gains or (losses) realized/unrealized
Included in Other income	(40.3)	(12.9)	(27.4)
Included in Other comprehensive income	14.9	(1.7)	16.6
Other (retained interest)	(45.3)	(45.3)	–

June 30, 2009	$153.9	$169.5	$(15.6)

(1) The change in the retained interest in 2010 is attributed to a new accounting pronouncement effective January 1, 2010.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The following tables present financial instruments for which a non-recurring change in fair value has been recorded:

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis (dollars in millions):

					Total Net Losses(1)
June 30, 2010	Total	Level 1	Level 2	Level 3
Assets
Assets held for sale	$103.3	$–	$–	$103.3	$(5.5)
Impaired loans	36.6	–	–	36.6	(16.5)

Total	$139.9	$–	$–	$139.9	$(22.0)

(1) Reflects pretax amounts recorded in provision for loan losses (Impaired loans) in the Statements of Operation for declines in fair values.

See Form 10-K, Note 10, for complete listing of non-recurring changes in fair value as of December 31, 2009.

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets, which are not required for disclosure:

Financial Instruments at Carrying and Fair Values (dollars in millions)

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Assets
Trading assets – derivatives	$216.1	$216.1	$44.1	$44.1
Derivative counterparty assets at fair value (component of Other
Assets)	34.3	34.3	–	–
Investments – retained interest in securitizations (component of
Other Assets)	–	–	139.7	139.7
Assets held for sale	572.5	572.5	343.8	343.8
Loans (excluding leases)	22,246.7	22,759.7	27,291.3	27,291.3
Other assets and unsecured counterparty receivable (1)	2,090.2	2,090.2	2,336.2	2,336.2

Liabilities
Deposits (2)	$(4,736.6)	$(4,723.4)	$(5,253.1)	$(5,253.1)
Trading liabilities – derivatives	(46.9)	(46.9)	(41.9)	(41.9)
Derivative counterparty liabilities at fair value	(0.1)	(0.1)	–	–
Long-term borrowings (2)	(38,546.8)	(38,900.1)	(43,441.5)	(43,441.5)

Other liabilities (3)	(1,743.9)	(1,743.9)	(1,701.7)	(1,701.7)

(1) Other assets subject to fair value disclosure include accrued interest receivable, certain investment securities, servicing assets and miscellaneous other assets. The carrying amount of accrued interest receivable approximates fair value.

(2) Deposits and long-term borrowings include accrued interest

(3) Other liabilities have a fair value that approximates carrying value due to the short term duration.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions used in valuing financial instruments as of June 30, 2010 are the same as disclosed in Note 12 of Form 10-K.

The net carrying value of lease finance receivables not subject to fair value disclosure totaled $5.4 billion at June 30, 2010.

NOTE 6 – INCOME TAXES

CIT’s tax provision of $71.1 million for the quarter and $113.6 million for the six months ended June 30, 2010, equated to 33.3% and 32.2% effective tax rates, respectively, compared with (0.8%) and (1.1%) for the respective 2009 periods. The effective tax rate is primarily reflective of taxes on certain international operations and valuation allowances recorded against U.S. losses.

Included in the second quarter and year to date 2010 tax provisions are $14.3 million and $23.6 million of tax expense related to valuation allowances recorded against international deferred tax assets and changes in liabilities for uncertain tax positions. The Company anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2011 in the range of $5-20 million.

As of December 31, 2009, we had net operating losses (NOL’s) of $7.6 billion prior to cancellation of indebtedness income. After cancellation of indebtedness income, we estimate that we currently have remaining NOL carryforwards of $2.6 billion, which expire from 2027 through 2029. FSA adjustments are excluded from the calculation of U.S. taxable income. Excluding FSA adjustments, second quarter 2010 U.S. results were a loss of approximately $625 million ($1 billion year to date), which will increase, net of book / tax differences, the Company’s U.S. NOL carryforwards. These losses would not be subject to Section 382 limitations.

In 2009, CIT’s reorganization constituted an ownership change under Section 382 of the Code, which places an annual dollar limit on the use of NOL carry forwards. There are two relief provisions for limitations on NOL usage in Chapter 11 bankruptcy. Under one relief provision, the Company avoids any limitation on our use of NOL carry forwards, but the amount of the NOL is calculated without taking into account deductions for certain interest expense with respect to notes that were exchanged for equity, effectively reducing the Company’s NOL. In addition, if the Company undergoes an ownership change within two years of the reorganization, our remaining NOL carry forwards, if any, would be entirely eliminated. To reduce this risk, the Company’s Certificate of Incorporation was amended to include restrictions on trading of the Company’s Common Stock. Under the second relief provision, the calculation of the annual limitation of usage of NOL’s is based on the value of equity immediately after any ownership change. If the Company elects this second provision, the Company estimates its NOL usage will be limited to $230 million per annum; however, the requirement to eliminate unused NOL carry forwards upon a change of ownership within two years of the reorganization would not apply. The Company has not yet made its determination of which relief provision it will select. See the Company’s 10-K for December 31, 2009 for further information regarding the two relief provisions and the effects of the 2009 reorganization.

NOTE 7 – STOCKHOLDERS’ EQUITY

Total comprehensive income was $93.5 million for the June 30, 2010 quarter and $229.8 million for the six months ended June 30, 2010, versus comprehensive losses of $1.5 billion and $1.9 billion in the comparable periods in the prior year. The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Accumulated Other Comprehensive (loss) Income (dollars in millions)

June 30, 2010

Foreign currency translation adjustments	$(11.4)
Unrealized gain on available for sale equity investments, net	2.0
Changes in fair values of derivatives qualifying as cash flow hedges	(0.1)
Minimum pension liability adjustment	(0.2)

Total accumulated other comprehensive loss	$(9.7)

The change in the foreign currency translation adjustments reflects the strengthening of the U.S. dollar, net of hedges, against foreign currencies, primarily the Euro and Swedish krona, partially offset by weakness against the Canadian dollar.

NOTE 8 – REGULATORY CAPITAL

The Company and CIT Bank are each subject to various regulatory capital requirements administered by the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”). See Form 10-K for details on requirements.

Quantitative measures established by regulation to ensure capital adequacy require that the Company and CIT Bank each maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, subject to any agreement with regulators to maintain higher capital levels. In connection with becoming a bank holding company in December 2008, the Company committed to a minimum level of total risk based capital of 13%. In connection with CIT Bank’s conversion to a Utah state bank in December 2008, CIT Bank committed to maintaining for three years a leverage ratio of at least 15%.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the Federal Reserve Bank, which may result in refinements to amounts reported at June 30, 2010.

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT		CIT Bank
	June 30, 2010	December 31, 2009(1)	June 30, 2010	December 31, 2009
Tier 1 Capital
Total stockholders’ equity	$8,632.4	$8,400.0	$1,720.6	$1,590.1
Items in Accumulated other comprehensive
income excluded from Tier 1 Capital	(1.7)	–	(0.2)	–

Adjusted total equity	8,630.7	8,400.0	1,720.4	1,590.1
Less: Goodwill	(239.4)	(239.4)	–	–
Disallowed intangible assets	(168.5)	(225.1)	–	–
Investment in certain subsidiaries	–	(2.8)	–	–
Other Tier 1 components(2)	(88.5)	(98.5)	(147.6)	(196.9)

Tier 1 Capital	8,134.3	7,834.2	1,572.8	1,393.2

Tier 2 Capital
Qualifying reserve for credit losses	337.8	–	4.0	–
Other Tier 2 components(3)	1.0	–	0.1	–

Total qualifying capital	$8,473.1	$7,834.2	$1,576.9	$1,393.2

Risk-weighted assets	$46,624.3	$54,352.7	$2,660.4	$3,200.5

Total Capital (to risk weighted assets):
Actual	18.2%		14.4%		59.3%		43.5%
Required Ratio for Capital Adequacy Purposes	13.0	%(4)	13.0	%(4)	8.0%		8.0%

Tier 1 Capital (to risk weighted assets):
Actual	17.4%		14.4%		59.1%		43.5%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		4.0%		4.0%

Tier 1 Capital (to average assets) (Leverage Ratio):
Actual	14.6%		11.3%		20.6%		15.4%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		15.0	%(4)	15.0	%(4)

(1) Amounts reclassified to conform to the current quarter’s presentation.

(2) Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines and the Tier 1 capital charge for nonfinancial equity investments.

(3) Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(4) The Company has committed to maintaining capital ratios above regulatory minimum levels.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS

The table below summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	June 30, 2010			December 31, 2009
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$505.2	$2,358.9	$2,864.1	$3,735.8
Vendor receivables	–	–	–	889.1
Letters of credit and acceptances
Standby letters of credit	70.3	188.2	258.5	539.2
Other letters of credit	132.0	0.6	132.6	139.2
Guarantees and acceptances	1,232.6	8.4	1,241.0	1,396.6
Purchase and Funding Commitments
Aerospace and other manufacturer purchase commitments	524.5	3,824.5	4,349.0	4,777.3
Other
Liabilities for unrecognized tax benefits	5.0	53.9	58.9	50.1

Financing Commitments

Financing commitments, referred to as loan commitments, or lines of credit, are agreements to lend to customers, subject to the customers’ compliance with contractual obligations. Given that these commitments are not typically fully drawn, may expire unused or be reduced or cancelled at the customer’s request and require the customer to be in compliance with certain conditions, the total commitment amount does not necessarily reflect actual future cash flow requirements. Financing commitments shown above exclude $1.5 billion of commitments not available for draw due to requirements for asset / collateral availability or covenant conditions at June 30, 2010.

At June 30, 2010, substantially all financing commitments were senior facilities, with approximately 49% secured by equipment or other assets and the remainder comprised of unsecured facilities relying upon cash-flow or enterprise value. The vast majority of these commitments are syndicated transactions. CIT is lead agent in 37% of the facilities. Most of our undrawn and available financing commitments are in Corporate Finance with an average facility balance of $4.8 million. The top ten undrawn commitments totaled $419 million.

The table above excludes unused cancelable lines of credit to customers in connection with select third-party vendor programs, which may be used solely to finance additional product purchases. These uncommitted lines of credit can be reduced or canceled by CIT at any time without notice. Management’s experience indicates that customers related to vendor programs typically exercise their line of credit only when they need to purchase new products from a vendor and do not seek to exercise their entire available line of credit at any point in time.

Letters of Credit and Guarantees

In the normal course of meeting the needs of clients, the Company enters into agreements to provide financing, letters of credit and deferred purchase credit protection agreements (“DP Agreements”). Standby letters of credit obligate the issuer of the letter of credit to pay the beneficiary if a client on whose behalf the letter of credit was issued does not meet its obligation. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Consolidated Balance Sheets. To minimize potential credit risk, CIT generally requires collateral and in some cases additional forms of credit support from the client.

DP Agreements are provided primarily in conjunction with factoring, whereby we provide the client with credit protection for trade receivables without purchasing the receivables. The trade terms are generally sixty days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, then CIT purchases the receivable from the client.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase and Funding Commitments

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are with Airbus Industries and The Boeing Company. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at delivery date. Commitment amounts in the preceding table are based on contracted purchase prices less pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 87 aircraft remain to be purchased. Lease commitments are in place for the 19 aircraft to be delivered over the next twelve months. Commitments exclude unexercised options to purchase aircraft. Aircraft deliveries are scheduled periodically through 2018. Other manufacturing purchase commitments relate primarily to rail equipment.

NOTE 10 – CONTINGENCIES

In accordance with ASC 450 (formerly SFAS 5), the Company establishes accruals for litigation and regulatory matters when those matters present loss contingencies that both are probable and can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate, the investigations or proceedings are in the early stages, or the matters involve novel legal theories or a large number of parties, the Company cannot state with certainty the timing or ultimate resolution of litigation and regulatory matters, and the actual costs of resolving litigation and regulatory matters may be substantially higher or lower than the amounts accrued for those matters.

Subject to the foregoing, it is the opinion of the Company’s management, based on current knowledge and after taking into account available insurance coverage and its current accruals, that the eventual outcome of such matters would not be likely to have a material adverse effect on the consolidated financial condition of the Company. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

NOTE 11 – BUSINESS SEGMENT INFORMATION

The following table presents our business segment financial information:

Business Segments (dollars in millions)

CIT	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial Segments	Consumer	Total Segments	Corporate and Other	Consolidated Total
For the quarter ended June 30, 2010
Interest income	$481.7	$53.4	$24.4	$333.2	$892.7	$95.8	$988.5	$5.0	$993.5
Interest expense	(273.6)	(234.6)	(45.1)	(190.4)	(743.7)	(64.2)	(807.9)	(5.7)	(813.6)
Provision for credit losses	(109.2)	(3.0)	(12.3)	(111.9)	(236.4)	(9.3)	(245.7)	(15.0)	(260.7)
Rental income on operating leases	7.3	316.8	–	96.1	420.2	–	420.2	(0.5)	419.7
Other income, excluding rental income on operating leases	205.9	18.2	47.0	26.2	297.3	18.3	315.6	15.0	330.6
Depreciation on operating lease
equipment	(5.6)	(85.9)	–	(87.8)	(179.3)	–	(179.3)	0.3	(179.0)
Other expenses excluding depreciation on operating lease equipment	(89.7)	(45.5)	(33.0)	(86.3)	(254.5)	(22.7)	(277.2)	0.2	(277.0)

(Provision) benefit for income taxes
and noncontrolling interests, after tax	(10.4)	5.7	3.0	(41.2)	(42.9)	(3.7)	(46.6)	(24.8)	(71.4)

Net income (loss)	$206.4	$25.1	$(16.0)	$(62.1)	$153.4	$14.2	$167.6	$(25.5)	$142.1

Select Period End Balances
Loans including receivables pledged	$9,845.7	$1,671.3	$2,514.6	$6,066.1	$20,097.7	$8,785.5	$28,883.2	$–	$28,883.2
Credit balances of factoring clients	–	–	(877.3)	–	(877.3)	–	(877.3)	–	(877.3)
Assets held for sale	514.8	10.4	–	18.8	544.0	28.5	572.5	–	572.5
Operating lease equipment, net	104.2	10,296.9	–	549.6	10,950.7	–	10,950.7	–	10,950.7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial Segments	Consumer	Total Segments	Corporate and Other	Consolidated Total
Predecessor CIT
For the quarter ended June 30, 2009
Interest income	$243.7	$39.9	$31.0	$224.8	$539.4	$68.5	$607.9	$6.6	$614.5
Interest expense	(126.4)	(139.2)	(13.1)	(140.5)	(419.2)	(83.4)	(502.6)	(131.0)	(633.6)
Provision for credit losses	(430.4)	(0.2)	(20.1)	(77.4)	(528.1)	(32.5)	(560.6)	(27.9)	(588.5)

Rental income on operating leases	11.3	337.5	–	125.2	474.0	–	474.0	(0.5)	473.5
Other income, excluding rental income
on operating leases	(234.2)	14.6	55.7	15.2	(148.7)	(8.3)	(157.0)	(41.8)	(198.8)
Depreciation on operating lease
equipment	(7.6)	(165.0)	–	(114.3)	(286.9)	–	(286.9)	0.3	(286.6)
Goodwill and intangible asset impairment
charges	(316.8)	–	(363.8)	(11.8)	(692.4)	–	(692.4)	–	(692.4)
Other expenses, excluding depreciation
on operating lease equipment
and goodwill and intangible assets impairment
charges	(94.1)	(34.2)	(32.7)	(84.1)	(245.1)	(14.4)	(259.5)	(34.4)	(293.9)

(Provision) benefit for income taxes
and noncontrolling interests, after tax	291.4	(4.1)	126.7	27.0	441.0	27.7	468.7	(480.7)	(12.0)

Net (loss) income before
preferred stock dividends	$(663.1)	$49.3	$(216.3)	$(35.9)	$(866.0)	$(42.4)	$(908.4)	$(709.4)	$(1,617.8)

Select Period End Balances

Loans including receivables pledged	$18,053.6	$2,424.1	$5,055.8	$11,331.6	$36,865.1	$11,865.2	$48,730.3	$–	$48,730.3

Credit balances of factoring clients	–	–	(2,671.8)	–	(2,671.8)	–	(2,671.8)	–	(2,671.8)
Assets held for sale	361.7	10.8	–	0.7	373.2	54.1	427.3	–	427.3
Operating lease equipment, net	206.0	12,309.5	–	864.6	13,380.1	–	13,380.1	–	13,380.1
Securitized assets	645.8	–	–	470.1	1,115.9	–	1,115.9	–	1,115.9

CIT
Six months ended June 30, 2010
Interest income	$985.7	$110.9	$54.9	$692.8	$1,844.3	$188.6	$2,032.9	$9.6	$2,042.5
Interest expense	(570.6)	(493.1)	(83.6)	(358.3)	(1,505.6)	(135.1)	(1,640.7)	(10.7)	(1,651.4)
Provision for credit losses	(203.6)	(4.3)	(46.2)	(164.4)	(418.5)	(13.8)	(432.3)	(15.0)	(447.3)

Rental income on operating leases	16.1	616.0	–	206.9	839.0	–	839.0	(1.1)	837.9
Other income, excluding rental
income on operating leases	309.0	40.4	93.1	53.4	495.9	24.1	520.0	(57.2)	462.8
Depreciation on operating lease
equipment	(10.0)	(164.5)	–	(178.5)	(353.0)	–	(353.0)	0.5	(352.5)
Other expenses, excluding
depreciation on operating lease
equipment	(169.1)	(85.1)	(65.0)	(173.2)	(492.4)	(44.2)	(536.6)	(2.3)	(538.9)

(Provision) benefit for income taxes
and noncontrolling interests, after tax	(22.8)	(3.0)	3.0	(44.2)	(67.0)	(0.2)	(67.2)	(46.5)	(113.7)

Net income (loss)	$334.7	$17.3	$(43.8)	$34.5	$342.7	$19.4	$362.1	$(122.7)	$239.4

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial Segments	Consumer	Total Segments	Corporate and Other	Consolidated Total
Predecessor CIT
Six months ended June 30, 2009

Interest income	$499.3	$84.5	$62.4	$454.8	$1,101.0	$135.9	$1,236.9	$17.2	$1,254.1
Interest expense	(276.4)	(275.8)	(29.2)	(284.9)	(866.3)	(158.0)	(1,024.3)	(266.4)	(1,290.7)
Provision for credit losses	(823.8)	1.4	(36.7)	(158.1)	(1,017.2)	(72.6)	(1,089.8)	(34.1)	(1,123.9)
Rental income on operating leases	23.0	674.3	–	252.4	949.7	–	949.7	(1.0)	948.7
Other income, excluding rental
income on operating leases	(234.5)	23.3	110.1	41.5	(59.6)	(11.9)	(71.5)	60.7	(10.8)
Depreciation on operating lease
equipment	(15.3)	(327.1)	–	(226.8)	(569.2)	–	(569.2)	0.6	(568.6)
Goodwill and intangible asset impairment
charges	(316.8)	–	(363.8)	(11.8)	(692.4)	–	(692.4)	–	(692.4)

Other expenses, excluding
depreciation on operating lease
equipment and goodwill and
intangible asset impairment charges	(200.9)	(75.3)	(69.1)	(171.5)	(516.8)	(37.0)	(553.8)	97.3	(456.5)

(Provision) benefit for income taxes
and noncontrolling interests, after tax	442.0	(10.0)	119.1	43.2	594.3	54.7	649.0	(669.5)	(20.5)

Net (loss) income before preferred
stock dividends	$(903.4)	$95.3	$(207.2)	$(61.2)	$(1,076.5)	$(88.9)	$(1,165.4)	$(795.2)	$(1,960.6)

NOTE 12 – SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

In accordance with the First Lien Facilities as well as requirements in the prepackaged bankruptcy, including the Series A Notes and Series B Notes, the following tables present three mutually exclusive sets of condensed consolidating financial statements, reflecting the following:

  CIT Group Inc., as parent company, CIT Group Funding Company of Delaware, C.I.T. Leasing Corporation, CIT Financial Ltd., CIT Bank, and all Other Subsidiaries. Inter-company elimination entries for all subsidiaries are presented in the “Eliminations” column in the financial statements that follow.

  Entities that are considered guarantors or non-guarantors. Guarantor entities are those that have guaranteed the debt under the First Lien Facilities and Second Lien Notes. Non-guarantors are all other entities including those which may have pledged assets but did not guarantee the debt. Inter-company elimination entries for all subsidiaries are presented in the “Eliminations” column in the financial statements that follow.

  Restricted and unrestricted subsidiaries in accordance with the First Lien Facilities. Unrestricted subsidiaries include regulated entities such as CIT Bank, joint ventures, special purpose entities and entities deemed immaterial. Restricted entities include all other. Inter-company elimination entries for all subsidiaries are presented in the “Eliminations” column in the financial statements that follow.

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	CIT Group Inc.	CIT Group Funding Company of Delaware	C.I.T. Leasing Corporation	CIT Financial Ltd	CIT Bank	Other Subsidiaries	Eliminations	Consolidated Total
June 30, 2010
ASSETS:
Net loans	$–	$–	$906.8	$1,937.4	$5,185.6	$20,809.3	$(293.7)	$28,545.4
Operating lease
equipment, net	–	–	1,131.2	56.8	–	9,800.5	(37.8)	10,950.7
Assets held for sale	–	–	10.3	–	28.5	533.7	–	572.5
Cash and deposits with
banks	1,597.4	7.1	2.5	146.6	1,661.9	7,250.9	–	10,666.4
Other assets	31,100.1	–	18,797.1	1,245.9	692.6	1,415.0	(49,068.9)	4,181.8

Total Assets	$32,697.5	$7.1	$20,847.9	$3,386.7	$7,568.6	$39,809.4	$(49,400.4)	$54,916.8

LIABILITIES AND
EQUITY:
Long-term borrowings,
including deposits	$19,254.7	$2,194.7	$397.6	$0.9	$5,812.5	$15,336.4	$(11.4)	$42,985.4
Credit balances of
factoring clients	–	–	–	–	–	877.3	–	877.3
Other liabilities	4,810.4	(2,314.9)	5,027.5	2,394.5	35.5	(7,246.3)	(286.5)	2,420.2

Total Liabilities	24,065.1	(120.2)	5,425.1	2,395.4	5,848.0	8,967.4	(297.9)	46,282.9

Total Stockholders’
Equity	8,632.4	127.3	15,422.8	991.3	1,720.6	30,840.5	(49,102.5)	8,632.4
Noncontrolling minority
interests	–	–	–	–	–	1.5	–	1.5

Total Equity	8,632.4	127.3	15,422.8	991.3	1,720.6	30,842.0	(49,102.5)	8,633.9

Total Liabilities and
Equity	$32,697.5	$7.1	$20,847.9	$3,386.7	$7,568.6	$39,809.4	$(49,400.4)	$54,916.8

December 31, 2009
ASSETS:
Net loans	$–	$–	$925.3	$1,976.3	$6,467.3	$25,868.7	$(371.8)	$34,865.8
Operating lease
equipment, net	–	–	1,088.3	47.4	–	9,834.7	(60.4)	10,910.0
Assets held for sale	–	–	13.5	272.2	34.0	24.1	–	343.8
Cash and deposits with
banks	1,099.1	1.4	0.3	510.3	1,705.4	6,509.5	(0.1)	9,825.9
Other assets	29,309.7	9.9	18,550.6	1,591.4	763.8	1,421.8	(47,563.6)	4,083.6

Total Assets	$30,408.8	$11.3	$20,578.0	$4,397.6	$8,970.5	$43,658.8	$(47,995.9)	$60,029.1

LIABILITIES AND
EQUITY:
Long-term borrowings,
including deposits	$19,340.5	$2,198.2	$630.6	$37.0	$7,326.0	$19,104.3	$(155.0)	$48,481.6
Credit balances of
factoring clients	–	–	–	–	–	892.9	–	892.9
Other liabilities	2,674.7	(2,389.9)	4,719.6	3,362.3	54.4	(5,883.6)	(284.3)	2,253.2

Total Liabilities	22,015.2	(191.7)	5,350.2	3,399.3	7,380.4	14,113.6	(439.3)	51,627.7

Total Stockholders’
Equity	8,393.6	203.0	15,227.8	998.3	1,590.1	29,543.8	(47,556.6)	8,400.0
Noncontrolling minority
interests	–	–	–	–	–	1.4	–	1.4

Total Equity	8,393.6	203.0	15,227.8	998.3	1,590.1	29,545.2	(47,556.6)	8,401.4

Total Liabilities and
Equity	$30,408.8	$11.3	$20,578.0	$4,397.6	$8,970.5	$43,658.8	$(47,995.9)	$60,029.1

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

	CIT Group Inc.	CIT Group Funding Company of Delaware	C.I.T. Leasing Corporation	CIT Financial Ltd	CIT Bank	Other Subsidiaries	Eliminations	Consolidated Total
Six Months Ended June 30, 2010
Interest income	$1.0	$30.9	$50.4	$92.3	$163.5	$1,717.0	$(12.6)	$2,042.5
Interest expense	(892.2)	(106.7)	(127.9)	12.8	(70.6)	(479.4)	12.6	(1,651.4)

Net interest revenue	(891.2)	(75.8)	(77.5)	105.1	92.9	1,237.6	–	391.1
Provision for credit
losses	(11.1)	–	(1.8)	(28.5)	(11.5)	(394.4)	–	(447.3)

Net interest revenue,
after credit provision	(902.3)	(75.8)	(79.3)	76.6	81.4	843.2	–	(56.2)
Equity in net income of
subsidiaries	798.0	–	665.8	(2.4)	–	385.5	(1,846.9)	–
Other Income
Rental income on
operating leases	–	–	84.5	14.4	–	740.0	(1.0)	837.9
Other	234.6	–	6.0	140.8	24.2	57.7	(0.5)	462.8

Total other income	234.6	–	90.5	155.2	24.2	797.7	(1.5)	1,300.7

Total net revenue, net of
interest expense and
credit provision	130.3	(75.8)	677.0	229.4	105.6	2,026.4	(1,848.4)	1,244.5

Other Expenses
Depreciation on
operating lease
equipment	–	–	(34.2)	(10.0)	–	(308.8)	0.5	(352.5)
Operating expenses	17.3	–	(42.1)	(20.9)	(22.7)	(486.3)	15.8	(538.9)

Total other expenses	17.3	–	(76.3)	(30.9)	(22.7)	(795.1)	16.3	(891.4)

Income (loss) before
income taxes	147.6	(75.8)	600.7	198.5	82.9	1,231.3	(1,832.1)	353.1
Benefit (provision) for
income taxes	91.9	–	–	(63.5)	(31.7)	(110.3)	–	(113.6)

Income (loss) before
attribution of
noncontrolling interests	239.5	(75.8)	600.7	135.0	51.2	1,121.0	(1,832.1)	239.5
Income attributable to
noncontrolling interests,
after tax	–	–	–	–	–	(0.1)	–	(0.1)

Net income (loss)	$239.5	$(75.8)	$600.7	$135.0	$51.2	$1,120.9	$(1,832.1)	$239.4

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS(dollars in millions)

	CIT Group Inc.	CIT Group Funding Company of Delaware	C.I.T. Leasing Corporation	CIT Financial Ltd	CIT Bank	Other Subsidiaries	Eliminations	Consolidated Total
Six Months Ended June 30, 2010

Cash Flows From
Operating Activities:

Net cash flows provided
by (used for) operations	$(578.3)	$(49.4)	$712.0	$189.0	$113.4	$(208.6)	$–	$178.1

Cash Flows From
Investing Activities:

Net decrease in financing
and leasing assets and
other investing activities	3.8	–	(57.2)	286.0	1,288.5	5,601.7	–	7,122.8
(Increase) decrease in
inter-company loans and
investments	1,158.5	–	–	–	–	–	(1,158.5)	–

Net cash flows (used for)
provided by investing
activities	1,162.3	–	(57.2)	286.0	1,288.5	5,601.7	(1,158.5)	7,122.8

Cash Flows From
Financing Activities:
Net decrease
in debt and other
financing activities	(85.8)	(3.5)	(233.0)	(36.1)	(1,513.5)	(4,346.8)	–	(6,218.7)

Inter-company financing	–	58.6	(419.6)	(802.6)	72.8	(67.7)	1,158.5	–

Net cash flows provided
by (used for) financing
activities	(85.8)	55.1	(652.6)	(838.7)	(1,440.7)	(4,414.5)	1,158.5	(6,218.7)

Net (decrease) increase
in unrestricted cash
and cash equivalents	498.2	5.7	2.2	(363.7)	(38.8)	978.6	–	1,082.2
Unrestricted cash and cash
equivalents, beginning of
period	1,099.1	1.4	0.3	510.3	1,617.6	5,176.5	–	8,405.2

Unrestricted cash and cash
equivalents, end of
period	$1,597.3	$7.1	$2.5	$146.6	$1,578.8	$6,155.1	$–	$9,487.4

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total
June 30, 2010
ASSETS:
Net loans	$10,399.1	$18,438.7	$(292.4)	$28,545.4
Operating lease equipment, net	9,162.0	1,827.5	(38.8)	10,950.7
Assets held for sale	444.8	127.7	–	572.5
Cash and deposits with banks	7,045.2	3,621.2	–	10,666.4
Other assets	26,042.2	3,020.7	(24,881.1)	4,181.8

Total Assets	$53,093.3	$27,035.8	$(25,212.3)	$54,916.8

LIABILITIES AND EQUITY:

Long-term borrowings, including deposits	$27,007.3	$16,209.1	$(231.0)	$42,985.4
Credit balances of factoring clients	861.7	15.7	(0.1)	877.3
Other liabilities	14,845.9	(12,146.8)	(278.9)	2,420.2

Total Liabilities	42,714.9	4,078.0	(510.0)	46,282.9

Total Stockholders’ Equity	10,378.1	22,957.7	(24,703.4)	8,632.4
Noncontrolling minority interests	0.3	0.1	1.1	1.5

Total Equity	10,378.4	22,957.8	(24,702.3)	8,633.9

Total Liabilities and Equity	$53,093.3	$27,035.8	$(25,212.3)	$54,916.8

December 31, 2009
ASSETS:
Net loans	$15,373.1	$19,863.1	$(370.4)	$34,865.8
Operating lease equipment, net	7,936.5	3,033.9	(60.4)	10,910.0
Assets held for sale	303.1	40.7	–	343.8
Cash and deposits with banks	6,772.4	3,053.6	(0.1)	9,825.9
Other assets	23,650.2	3,390.5	(22,957.1)	4,083.6

Total Assets	$54,035.3	$29,381.8	$(23,388.0)	$60,029.1

LIABILITIES AND EQUITY:

Long-term borrowings, including deposits	$30,665.7	$18,138.8	$(322.9)	$48,481.6
Credit balances of factoring clients	871.7	21.2	–	892.9
Other liabilities	12,102.0	(9,547.9)	(300.9)	2,253.2

Total Liabilities	43,639.4	8,612.1	(623.8)	51,627.7

Total Stockholders’ Equity	10,394.6	20,769.6	(22,764.2)	8,400.0
Noncontrolling minority interests	1.3	0.1	–	1.4

Total Equity	10,395.9	20,769.7	(22,764.2)	8,401.4

Total Liabilities and Equity	$54,035.3	$29,381.8	$(23,388.0)	$60,029.1

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total
Six Months Ended June 30, 2010
Interest income	$1,199.7	$868.3	$(25.5)	$2,042.5
Interest expense	(1,397.5)	(267.2)	13.3	(1,651.4)

Net interest revenue	(197.8)	601.1	(12.2)	391.1
Provision for credit losses	(312.4)	(141.8)	6.9	(447.3)

Net interest revenue, after credit provision	(510.2)	459.3	(5.3)	(56.2)
Equity in net income of subsidiaries	608.2	261.3	(869.5)	–
Other Income
Rental income on operating leases	656.9	182.0	(1.0)	837.9
Other	459.0	14.3	(10.5)	462.8

Total other income	1,115.9	196.3	(11.5)	1,300.7

Total net revenue, net of interest
expense and credit provision	1,213.9	916.9	(886.3)	1,244.5

Other Expenses
Depreciation on operating lease equipment	(269.3)	(83.7)	0.5	(352.5)
Operating expenses	(465.8)	(98.9)	25.8	(538.9)

Total other expenses	(735.1)	(182.6)	26.3	(891.4)

Income (loss) before income taxes	478.8	734.3	(860.0)	353.1
Benefit (provision) for income taxes	19.3	(133.5)	0.6	(113.6)

Income (loss) before attribution of
noncontrolling interests	498.1	600.8	(859.4)	239.5
Income attributable to noncontrolling
interests, after tax	–	0.4	(0.5)	(0.1)

Net income (loss)	$498.1	$601.2	$(859.9)	$239.4

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (dollars in millions)

	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total
Six Months Ended June 30, 2010

Cash Flows From Operating Activities:
Net cash flows provided by (used for)
operations	$3,320.3	$(3,142.2)	$–	$178.1

Cash Flows From Investing Activities:

Net decrease in financing and leasing assets and other investing activities	3,068.8	4,054.0	–	7,122.8
(Increase) decrease in inter-company loans
and investments	1,158.5	–	(1,158.5)	–

Net cash flows (used for) provided by investing
activities	4,227.3	4,054.0	(1,158.5)	7,122.8

Cash Flows From Financing Activities:
Net decrease in debt and other financing activities	(3,658.4)	(2,560.3)	–	(6,218.7)
Inter-company financing	(3,616.4)	2,457.9	1,158.5	–

Net cash flows provided by (used for) financing
activities	(7,274.8)	(102.4)	1,158.5	(6,218.7)

Net increase in unrestricted cash and cash
equivalents	272.8	809.4	–	1,082.2
Unrestricted cash and cash equivalents, beginning of
period	6,772.4	1,632.8	–	8,405.2

Unrestricted cash and cash equivalents, end of period	$7,045.2	$2,442.2	$–	$9,487.4

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total
June 30, 2010
ASSETS:
Net loans	$10,549.9	$18,287.9	$(292.4)	$28,545.4
Operating lease equipment, net	9,258.5	1,731.0	(38.8)	10,950.7
Assets held for sale	463.6	108.9	–	572.5
Cash and deposits with banks	5,675.0	4,991.4	–	10,666.4
Other assets	9,846.6	32,037.7	(37,702.5)	4,181.8

Total Assets	$35,793.6	$57,156.9	$(38,033.7)	$54,916.8

LIABILITIES AND EQUITY:
Long-term borrowings,
including deposits	$7,583.4	$35,633.0	$(231.0)	$42,985.4
Credit balances of factoring clients	861.7	15.7	(0.1)	877.3
Other liabilities	(2,588.2)	5,287.3	(278.9)	2,420.2

Total Liabilities	5,856.9	40,936.0	(510.0)	46,282.9

Total Stockholders’ Equity	29,936.4	16,220.8	(37,524.8)	8,632.4
Noncontrolling minority interests	0.3	0.1	1.1	1.5

Total Equity	29,936.7	16,220.9	(37,523.7)	8,633.9

Total Liabilities and Equity	$35,793.6	$57,156.9	$(38,033.7)	$54,916.8

December 31, 2009
ASSETS:
Net loans	$16,364.5	$18,871.7	$(370.4)	$34,865.8
Operating lease equipment, net	8,140.2	2,830.2	(60.4)	10,910.0
Assets held for sale	303.1	40.7	–	343.8
Cash and deposits with banks	5,734.8	4,091.2	(0.1)	9,825.9
Other assets	8,154.3	30,524.0	(34,594.7)	4,083.6

Total Assets	$38,696.9	$56,357.8	$(35,025.6)	$60,029.1

LIABILITIES AND EQUITY:
Long-term borrowings,
including deposits	$11,339.6	$37,464.9	$(322.9)	$48,481.6
Credit balances of factoring clients	871.7	21.2	–	892.9
Other liabilities	(2,605.1)	5,159.3	(301.0)	2,253.2

Total Liabilities	9,606.2	42,645.4	(623.9)	51,627.7

Total Stockholders’ Equity	29,089.1	13,712.6	(34,401.7)	8,400.0
Noncontrolling minority interests	1.6	(0.2)	–	1.4

Total Equity	29,090.7	13,712.4	(34,401.7)	8,401.4

Total Liabilities and Equity	$38,696.9	$56,357.8	$(35,025.6)	$60,029.1

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total
Six Months Ended June 30, 2010
Interest income	$1,254.1	$813.9	$(25.5)	$2,042.5
Interest expense	(304.0)	(1,360.7)	13.3	(1,651.4)

Net interest revenue	950.1	(546.8)	(12.2)	391.1
Provision for credit losses	(328.0)	(126.2)	6.9	(447.3)

Net interest revenue, after credit provision	622.1	(673.0)	(5.3)	(56.2)
Equity in net income of subsidiaries	149.3	893.9	(1,043.2)	–
Other Income
Rental income on operating leases	669.8	169.1	(1.0)	837.9
Other	314.0	159.3	(10.5)	462.8

Total other income	983.8	328.4	(11.5)	1,300.7

Total net revenue, net of interest expense
and credit provision	1,755.2	549.3	(1,060.0)	1,244.5

Other Expenses
Depreciation on operating lease equipment	(286.5)	(66.5)	0.5	(352.5)
Operating expenses	(494.7)	(70.0)	25.8	(538.9)

Total other expenses	(781.2)	(136.5)	26.3	(891.4)

Income (loss) before income taxes	974.0	412.8	(1,033.7)	353.1
Benefit (provision) for income taxes	(83.0)	(31.2)	0.6	(113.6)

Net income (loss) before attribution
of noncontrolling interests	891.0	381.6	(1,033.1)	239.5
Loss (income) attributable to
noncontrolling interests, after tax	0.3	–	(0.4)	(0.1)

Net income (loss)	$891.3	$381.6	$(1,033.5)	$239.4

NOTE 13 – SUBSEQUENT EVENT

On July 27, 2010, CIT announced its intention to explore refinancing the First Lien Facilities with investors. CIT plans to repay approximately $1 billion using cash and refinance the remaining $3 billion through a new first lien facility with an expected term of five years at a rate of LIBOR plus 4.5%, with a 1.75% floor. Necessary lender commitments were received on August 3, 2010 and the Company expects the transaction to close the week of August 9, 2010.

ITEM 2.	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations
and
ITEM 3.	—	Quantitative and Qualitative Disclosures about Market Risk

OVERVIEW

CIT Group Inc. is a bank holding company that provides financing and leasing capital principally for small businesses and middle market companies worldwide. We serve a wide variety of industries and offer vendor, equipment, commercial and structured financing products, as well as factoring and management advisory services. CIT is the parent of CIT Bank, a state-chartered bank in Utah. We operate primarily in North America, with locations in Europe, Latin America and Asia. CIT, which became a bank holding company (“BHC”) in 2008, has been providing financial solutions to its clients since its formation in 1908.

On November 1, 2009, CIT Group Inc. and CIT Group Funding Company of Delaware LLC filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. Both companies emerged on December 10, 2009 after cancelling the preferred and common stock of CIT Group Inc. and discharging their obligations to holders of certain senior debt, junior subordinated debt and equity units in exchange for issuing new senior notes (Series A and Series B) and new common stock of CIT Group Inc. To preserve valuable tax attributes following emergence from bankruptcy, we included restrictions in our Certificate of Incorporation on any shareholder who owns five percent or more of their new common stock. See “Income Taxes”. The terms “CIT” and “Company”, when used with respect to periods commencing after emergence from bankruptcy, are references to Successor CIT and when used with respect to periods prior to emergence, are references to Predecessor CIT. These references include subsidiaries of Successor CIT or Predecessor CIT, unless otherwise indicated or the context requires otherwise. Financial information about Successor CIT reflects the impact of fresh start accounting (“FSA”) unless otherwise indicated.

Additional information regarding the Company, including a description of its 2009 restructuring and its stated 2010 priorities and performance expectations, can be found in Item 7 and Item 7A Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk in our Form 10-K for the year ended December 31, 2009.

In the following discussion, we use financial terms that are relevant to our business. You can find a glossary of these terms in Item 1 Business Overview in our Form 10-K for the year ended December 31, 2009.

FINANCIAL PERFORMANCE OVERVIEW AND FRESH START ACCOUNTING

We continued to execute on the strategic priorities outlined earlier in the year. We have substantially completed the build out of our senior corporate leadership team including the hiring of a new Chief Financial Officer, Chief Administrative Officer and Head of Strategy, Chief Risk Officer, Chief Credit Officer, Chief Regulatory Officer, and Head of Human Resources in the second quarter and a new Controller and Head of Communications, Marketing and Government Relations since the end of the quarter. We have identified a candidate for one additional leadership position who we expect to hire upon receipt of all necessary regulatory approvals.

We made progress paying down our high cost first lien debt and re-accessing the capital markets for cost-efficient financing. Through the first six months of 2010, we repaid slightly over $3 billion of first lien facilities and made an additional repayment the first week of July reducing the principal amount of outstanding first lien debt to $4.0 billion. We also raised over $2.5 billion of secured debt in 2010 in the capital markets across a variety of asset classes, including trade and vendor receivables, aircraft and other lease equipment. These financings have all been at attractive rates, with costs averaging approximately 4% including amortization of related fees.

We made progress optimizing our asset portfolio. We sold over $3 billion of non-strategic assets year-to-date including non-core operations in Australia and Canada, certain Corporate Finance loans, and approximately 6% of our liquidating student loan portfolio. These sales have, in aggregate, occurred at prices above our FSA adjusted carrying values and provided liquidity for the aforementioned debt repayments.

We continue to work with our regulators in a constructive manner addressing the issues cited in our Written Agreement with the Federal Reserve Bank of New York. Much of that effort focuses on enhancing our overall risk and credit management policies, procedures and practices. Finally, we remain focused on expenses and we have and will continue to make progress driving operating efficiencies. However, we are equally committed to further investing in the risk management and control functions necessary to successfully operate as a bank holding company.

Our year-to-date financial results reflect the progress we have made on our initiatives. The balance sheet has contracted, reflecting our pro-active efforts to optimize our debt refinancing strategies, and we have increased our capital, built reserves and hold in excess of $10 billion of cash. We reported net income of nearly $240 million for the first half of the year, due in large part to the favorable accretion benefits stemming from FSA. Those benefits exceeded our initial forecasts as cash prepayments on loans were particularly strong in the first half of the year, resulting in accelerated accretion of FSA discounts.

As a result of our successes, our Tier One and Total Capital Ratios improved to 17.4% and 18.2%, respectively, and our book value per share increased to $43.11 at June 30, 2010.

In reviewing our second quarter results, this management discussion and analysis focuses on sequential trends as prior year comparisons to Predecessor CIT lack relevance given the impact of FSA. In the second quarter, net income was up on higher other income partially offset by higher credit provisioning.

Net income for the quarter was $142 million, $0.71 per share, up from $97 million, $0.49 per share in the first quarter. Net income benefitted from $407 million pretax net accretion and lower depreciation due to FSA adjustments during the second quarter, compared to $421 million pre-tax net accretion in the first quarter. The increased earnings contributed to higher book value per common share ($43.11 at June 30, 2010 and $42.63 at March 31, 2010) and tangible book value per common share ($41.07 at June 30, 2010 and $40.43 at March 31, 2010).

Net interest revenue declined $31 million on lower financing assets and less net FSA accretion. However, total net revenues(1) increased 28% sequentially as an increase in Other Income offset the decline in net interest revenue.

Net finance revenue(1) (which includes operating lease rentals and depreciation) as a percentage of average earning assets was 4.03% compared to 4.09% last quarter and includes a 3.72% benefit from FSA. Excluding the impact from FSA and the prepayment penalty fees on the prepayment of high cost first lien debt, margin was 0.68% up slightly from the first quarter.

Other income (excluding operating lease rentals) increased from last quarter due to $130 million of gains on receivable and asset sales and $113 million of recoveries on receivables charged-off prior to the adoption of FSA. The 2010 first quarter included losses on foreign currency exposures that were largely hedged during the second quarter.

Non-personnel operating expenses were down. Salaries and compensation expenses increased from the first quarter on costs related to an employee retention program established last quarter. We are currently evaluating office space needs and plan to exit certain premises in the second half of 2010. Based on the alternatives being evaluated and current market conditions this evaluation could result in a charge of between $40 and $55 million in the second half of 2010.

Cash was up from the first quarter and consisted of unrestricted cash of $6.1 billion at the bank holding company, $1.7 billion at CIT Bank, $1.7 billion at operating subsidiaries and $1.2 billion in other restricted cash. We are developing access to more cost-efficient funding sources to support lending to our small business and middle market customers. We completed a new $650 million committed conduit facility for Trade Finance and a £100 million (approximately $150 million) committed Vendor Finance U.K. conduit facility, Vendor Finance’s first conduit facility outside of North America, during the second quarter. These transactions, when combined with first quarter financings, aggregate to over $2.5 billion in funding capacity. Our strengthened balance sheet and profitability resulted in improved capital ratios. Tier 1 and Total Capital ratios improved to 17.4% and 18.2%, respectively, from 15.7% and 16.1% at March 31, 2010.

Financing and leasing assets were reduced by almost $4 billion, through the combination of strategic asset sales and net portfolio collections. New business volume increased 14% from the first quarter to over $1 billion, with the greatest increase in Corporate Finance.

Debt was reduced by $3 billion during the quarter, primarily related to pre-payments on first lien facilities and secured borrowings. $2.3 billion of first lien debt was prepaid during the quarter ($1.5 billion in April and $0.8 billion in June). Approximately $450 million was prepaid just after the June 30, 2010 quarter-end, leaving $4 billion of the original $7.5 billion first lien debt outstanding on July 1, 2010.

On July 27, 2010, we announced that we intend to explore refinancing the first lien debt with investors. Our plan is to repay approximately $1 billion using cash and refinancing the remaining $3 billion through a new first lien facility with an expected term of five years at a rate of LIBOR plus 4.5%, with a 1.75% floor. Necessary lender commitments were received on August 3, 2010 and we expect the transaction to close the week of August 9, 2010.

Net charge-offs of $106 million were up $64 million from the first quarter driven principally by smaller balance loans where the marks were established on a portfolio basis. Non-accrual loans of $2.1 billion increased $120 million from the first quarter, driven primarily by Corporate Finance. These credit metrics include asset marks and other FSA-related items. However, net charge-offs do not reflect recoveries of pre-FSA charge-offs recorded in other income, which were $113 million in the second quarter and $44 million in the first quarter.

Management also evaluates credit performance using credit metrics that exclude the impact of FSA. On this basis, gross charge-offs were $252 million, up $16 million from last quarter, driven by real estate and energy-related loans. These gross charge-offs also exclude recoveries of pre-FSA charge-offs recorded in other income. Non-accrual loans of $3.0 billion decreased $54 million from the first quarter. In aggregate, portfolio credit quality was at levels similar to the first quarter.

The provision for credit losses increased $74.1 million from the first quarter primarily due to some incremental deterioration on loans previously discounted in FSA.

(1) Total net revenue and net finance revenue are non-GAAP measures. See Non-GAAP Financial Measurements section for reconciliation of non-GAAP to GAAP financial information.

Corporate Finance, Transportation Finance, Trade Finance and Consumer results improved from last quarter, while Vendor Finance results declined.

  Corporate Finance earnings improvement was driven by higher gains on asset sales and recoveries on loans charged off pre-FSA. Corporate Finance completed sales of a joint venture and other assets, proceeds of which were used to pay down debt. New business volume increased from the first quarter.

  Transportation Finance increased earnings reflect higher operating lease margins on a lower tax provision. Aircraft demand remains high as the aerospace fleet was effectively fully utilized at June 30, 2010, with one aircraft currently being marketed after its existing lease expired in the second quarter. During the quarter six new aircraft valued at $0.3 billion were delivered. In early August 2010 a foreign-based airline to whom we have leased airplanes filed for bankruptcy protection in its home country and the U.S. At June 30, 2010 our exposure to this customer includes equipment under operating lease of approximately $270 million. We are consulting with counsel and diligently acting to preserve our rights under the leases and the value of our aircraft. Lease commitments are in place for all 19 aircraft to be delivered over the next twelve months. Rail revenue increased as utilization improved from 90% to 93% on modest increases in activity across most major car types, and rents improved on usage-based contracts.

  Trade Finance narrowed its loss due to lower provision for credit losses, but its results remain impacted by the high cost of funds. At the end of the quarter the business closed a new committed conduit facility to more efficiently fund the business. The existing client base stabilized and the rate of attrition subsided. Factoring volume totaled $6.3 billion, flat with the first quarter, contributing to level factoring commissions.

  Vendor Finance earnings declined reflecting reserve strengthening related to a liquidating consumer portfolio, higher allocated interest costs and a decrease in interest income due to lower asset levels. Vendor Finance completed the sale of its Australia and New Zealand business on June 30, 2010 (finance receivables of approximately $390 million) and established a committed funding facility for U.K. assets. New business volume was flat with last quarter. New business volume for continuing programs increased 8% from last quarter and total volume was over $1 billion for the first half of the year.

  Consumer earnings were up from the first quarter and approximately $580 million of student loans were sold during the second quarter for a gain of $12 million.

Business trends are discussed further in “Results by Business Segment”.

Discussion of Results in Comparison to 2009

The following discussion highlights certain year over year results. However, FSA adjustments reflected in 2010 impact the usefulness and comparability of year over year comparisons.

Net income for the quarter ended June 30, 2010, of $142.1 million, improved from the prior year loss of $1.7 billion, which included a $692 million goodwill and intangible assets impairment charge and approximately $200 million in losses on assets sales and related valuations. In contrast, 2010 results included $130 million in asset sale gains and $113 million in recoveries on pre-emergence charge-offs reported in other revenue. The 2010 provision for credit losses declined $328 million from the prior year, largely due to FSA discount reducing reported charge-offs in the current year. Even prior to FSA, gross charge-offs were $124 million below 2009. The current period results also benefitted from $407 million in net accretion of FSA adjustments as discussed previously. Net finance revenue margins (including net operating lease income) prior to FSA and excluding current period prepayment charges on debt repayments were 0.68% versus 1.10% in 2009, largely reflecting the high cost debt issued in the reorganization and the cost of additional liquidity.

Net income for the six months ended June 30, 2010, of $239.4 million, improved from the prior year loss of $2.1 billion, reflecting the same trends and factors that drove the second quarter comparison. For the first half, the provision for credit losses was $677 million below 2009. Net finance margin was down, as 2010 net finance revenue margins prior to FSA and excluding current period prepayment charges were 0.67% versus 1.11% in the prior year.

Fresh Start Accounting

Upon emergence from bankruptcy, CIT adopted FSA. As a result, assets, liabilities and equity were reflected in our financial statements at fair value at December 31, 2009. FSA adjustments are reflected in 2010 and December 31, 2009 ending balances, while accretion and amortization of certain FSA adjustments are reflected in operating results for the quarters ended June 30 and March 31, 2010. Therefore, June 30, 2010 financial data is not comparable to June 30, 2009 data and comparisons throughout this document are primarily sequential.

The following table presents FSA adjustments by balance sheet caption:

Fresh Start Accounting (Discount) / Premium (dollars in millions)

	At June 30, 2010		At March 31, 2010		At December 31, 2009
	Accretable	Non-accretable	Accretable	Non-accretable	Accretable	Non-accretable

Loans(1)	$(2,369.8)	$(1,184.9)	$(3,030.0)	$(1,566.0)	$(3,507.3)	$(1,755.1)
Operating lease equipment, net	(3,109.3)	–	(3,153.4)	–	(3,239.7)	–
Goodwill and intangible assets	168.5	239.4	201.5	239.4	225.1	239.4
Other assets	(261.2)	–	(285.2)	–	(321.0)	–

Total	$(5,571.8)	$(945.5)	$(6,267.1)	$(1,326.6)	$(6,842.9)	$(1,515.7)

Deposits	$112.3	$–	$121.6	$–	$131.4	$–
Long-term borrowings	(3,195.0)	–	(3,284.9)	–	(3,394.4)	–
Other liabilities	–	285.4	–	306.7	–	336.6

Total	$(3,082.7)	$285.4	$(3,163.3)	$306.7	$(3,263.0)	$336.6

(1) The June 2010 balances do not include approximately $255 million of discounts associated with loans which were transferred to assets held for sale in the quarter ended June 30, 2010.

In addition to the accretion of the loans’ FSA adjustment recorded in interest income ($418 million in the second quarter), the accretable balance declined from March as a result of asset sales and transfers to held for sale. The decline in non-accretable balance is due to charge-offs, prepayments, asset sales and transfer of loan non-accretable discount to accretable discount. See Note 2 for additional information on this transfer.

The following table summarizes the impact of accretion and amortization of fresh start accounting adjustments on the Consolidated Statement of Operations:

Accretion / (Amortization) of Fresh Start Accounting Adjustments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade	Vendor Finance		Corporate and Other	Total CIT
Quarter Ended June 30, 2010			Finance		Consumer

Interest income	$304.8	$20.6	$2.9	$58.4	$30.2	$0.9	$417.8
Interest expense	(45.2)	(16.5)	(1.6)	(7.3)	(9.4)	(0.1)	(80.1)
Rental income on operating
leases	–	(24.8)	–	–	–	–	(24.8)

Depreciation expense	3.6	59.4	–	7.1	–	–	70.1

Other income	18.4	3.7	–	–	1.8	–	23.9

Total	$281.6	$42.4	$1.3	$58.2	$22.6	$0.8	$406.9

Six Months Ended June 30,
2010
Interest income	$634.9	$43.5	$9.6	$121.4	$59.8	$0.2	$869.4
Interest expense	(93.6)	(45.7)	(3.6)	(18.3)	(19.8)	0.2	(180.8)
Rental income on operating
leases	–	(58.6)	–	–	–	–	(58.6)

Depreciation expense	5.0	116.9	–	16.0	–	–	137.9

Other income	45.9	9.2	–	–	4.6	–	59.7

Total	$592.2	$65.3	$6.0	$119.1	$44.6	$0.4	$827.6

Due to market conditions, there has been a high level of loan prepayments in the first half of 2010, resulting in higher accretion of interest income than was anticipated. For the three and six months ended June 30, 2010, the accretion income related to prepayments of loans was $135 million and $279 million, respectively, primarily related to Corporate Finance, and is included in interest income.

NET FINANCE REVENUE

Net Finance Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	CIT		Predecessor CIT	CIT	Predecessor CIT
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Interest income	$993.5	$1,049.0	$614.5	$2,042.5	$1,254.1
Rental income on operating leases	419.7	418.2	473.5	837.9	948.7

Finance revenue	1,413.2	1,467.2	1,088.0	2,880.4	2,202.8
Interest expense	(813.6)	(837.8)	(633.6)	(1,651.4)	(1,290.7)
Depreciation on operating lease equipment	(179.0)	(173.5)	(286.6)	(352.5)	(568.6)

Net finance revenue	$420.6	$455.9	$167.8	$876.5	$343.5

Average Earnings Assets (“AEA”)	$41,747.3	$44,642.1	$61,261.4	$43,223.1	$61,816.3

As a % of AEA:
Interest income	9.52%	9.40%	4.01%	9.45%	4.06%
Rental income on operating leases	4.02%	3.75%	3.09%	3.88%	3.07%

Finance revenue	13.54%	13.15%	7.10%	13.33%	7.13%
Interest expense	-7.80%	-7.51%	-4.13%	-7.64%	-4.18%
Depreciation on operating lease equipment	-1.71%	-1.55%	-1.87%	-1.63%	-1.84%

Net finance revenue	4.03%	4.09%	1.10%	4.06%	1.11%

As a % of AEA by Segment:
Corporate Finance	7.30%	6.71%	2.42%	6.97%	2.27%
Transportation Finance	1.65%	0.65%	2.00%	1.15%	2.14%
Trade Finance	-4.85%	-1.72%	2.95%	-3.22%	2.57%
Vendor Finance	8.13%	9.91%	3.15%	9.06%	3.24%
Commercial Segments	4.78%	4.97%	2.50%	4.87%	2.48%
Consumer	1.39%	0.91%	-0.49%	1.14%	-0.36%

Net finance revenue was favorably impacted by FSA accretion and depreciation adjustments, as detailed in the prior table. Excluding FSA adjustments and debt prepayment penalty fees of approximately $45 million in the second quarter and $15 million in the first quarter, net finance revenue totaled $83 million, down slightly from $86 million last quarter. The decline in interest income was primarily due to lower asset levels. Average earning assets were down $2.9 billion as sales and collection activity outpaced new business originations. Interest expense was down sequentially due to lower debt balances, but remains elevated.

As detailed in the following table, net finance revenue as a percentage of AEA for the 2010 periods includes significant favorable impact from net accretion and lower depreciation as a result of FSA.

Net Finance Revenue as a % of AEA

	Quarters Ended		Six Months Ended
	June 30, 2010	March 31, 2010	June 30, 2010

Net finance revenue %	4.03%	4.09%	4.06%
Impact from FSA	-3.72%	-3.55%	-3.63%
Secured credit facility prepayment penalty fee	0.37%	0.11%	0.24%

Net Finance Revenue	0.68%	0.65%	0.67%

Although up a few basis points sequentially, high debt costs remain a prominent factor in the low margin rate. To lower future borrowing costs, we prepaid approximately $3.5 billion of our high cost first lien facilities (including amounts after second quarter end) and completed lower cost financings of $2.5 billion during the first six months of 2010. See “Financial Performance Overview” for current refinancing transaction. The increase in net margins was driven by reduction in high cost first lien debt and new lower cost secured financings but muted by the contraction in average earnings assets and higher cash balances.

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)

	Quarters Ended			Six Months Ended

	CIT		Predecessor CIT	CIT	Predecessor CIT

	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Rental income on operating leases	15.30%	15.28%	14.30%	15.29%	14.53%
Depreciation on operating lease equipment	-6.52%	-6.34%	-8.66%	-6.43%	-8.71%

Net operating lease revenue	8.78%	8.94%	5.64%	8.86%	5.82%

Net operating lease revenue, excluding FSA	5.54%	5.96%	5.64%	5.75%	5.82%

Average Operating Lease Equipment (“AOL”)	$10,973.5	$10,945.2	$13,240.3	$10,962.5	$13,052.6

Net operating lease revenue included an FSA benefit of $45 million in the current quarter ($79 million year-to-date) as lower depreciation helped offset reduced rental income on operating leases. Before FSA adjustments, net operating lease revenue declined $15 million sequentially due to lower balances of smaller ticket equipment, which also contributed to the lower margin percentage. Net operating lease revenue is primarily generated from aircraft and rail transportation portfolios. Utilization remained strong in aerospace and all of the new aircraft to be delivered over the next twelve months from our order book are placed on lease. Rail lease and utilization rates improved from last quarter to 93% on modest increases in activity across most major car types, and rents improved on usage-based contracts. See “Concentrations — Operating Leases”.

CREDIT METRICS

Management analyzes credit trends both before and after FSA in order to provide comparability with our longer-term credit trends (which included pre-emergence / historical accounting) and credit trends experienced by other market participants.

Our credit metrics included the following trends:

  Net charge-offs, though up $64 million from the first quarter, were partially offset by recoveries of pre-FSA charge-offs (which are recorded in other income) which increased by $70 million in the second quarter from the first quarter. Gross charge-offs before the impact of FSA, were up $16 million sequentially, primarily due to charge-offs on real estate and energy loans in Corporate Finance, but were essentially flat relative to the prior quarter and significantly lower than the prior year.

  Non-accrual loans were up from last quarter and year end, but exclusive of FSA, the increase from year end was less and amounts were down slightly from the first quarter, as improvement in non-accrual loan balances in Vendor Finance and Transportation Finance were offset by increased Corporate Finance balances, primarily in the communications and media industries.

  The allowance for credit losses continued to reflect the combination of non-specific provisioning for new origination volume and for other 2010 transactions and specific provisioning for incremental credit deterioration of certain receivables beyond the applicable FSA discount. In the first quarter we also established reserves in conjunction with bringing receivables back on balance sheet from off-balance sheet securitization structures following a change in the accounting rules.

Allowance for Loan Losses and Provision for Credit Losses

As a result of adopting FSA, the allowance for loan losses at December 31, 2009 was eliminated and effectively recorded as discounts on loans as part of the fair value of finance receivables. A portion of the discount attributable to embedded credit losses is recorded as non-accretable discount and utilized as such losses occur, primarily on impaired, non-accrual loans. Any incremental deterioration on loans in this group will result in incremental provisions or charge-offs. Improvements or increases in forecasted cash flows in excess of non-accretable discount will reduce any allowance on the loan established after emergence from bankruptcy. Once such allowance (if any) has been reduced the non-accretable discount will be reclassified to accretable discount and will be recorded as finance income over the remaining life of the account. Recoveries on pre-emergence (2009 and prior) charge-offs are reflected in other income.

For performing pre-emergence loans, a provision for credit losses is recorded to reflect an estimate of losses in excess of FSA discount.

The second quarter provision for credit losses increased $74.1 million from the first quarter, as an incremental change in credit quality, which resulted in additional specific reserves and higher charge-offs in excess of FSA discounts, was partially offset by lower non-specific provisioning on new origination volume and performing pre-emergence loans. With respect to the incremental credit charges, the charge-offs are prior to $113 million and $157 million in recoveries for the second quarter and the first half of 2010, respectively, related to pre-emergence charge-offs. Incremental specific reserves in excess of FSA marks include charges related to a liquidating consumer portfolio in Vendor Finance.

At June 30, 2010, the $337.8 million allowance for loan losses reflects the provisioning for the first six months of 2010 of $447 million less net charge-offs of $149 million and also includes $40 million of reserves for securitized loans brought on-balance sheet in conjunction with the new accounting pronouncement related to consolidation of VIEs adopted on January 1, 2010.

The following table summarizes the components of the allowance and provision recorded in 2010:

Components of Allowance and Provision Recorded in 2010 (dollars in millions)

	Provision for Credit Losses

	Quarters Ended		Six Months Ended June 30, 2010	Allowance for Loan Losses
	June 30, 2010	March 31, 2010

Reserve Activities
New originations and Trade Finance non-specific reserve	$22.0	$37.0	$59.0	$59.0
Non-specific reserves on performing pre-emergence portfolio	57.0	74.3	131.3	127.0

Total Reserve Activities	79.0	111.3	190.3	186.0
Incremental Change in Credit
Incremental reserves in excess of FSA marks on pre-emergence loans	79.0	33.0	112.0	112.0
Charge-offs in excess of non-accretable discount	106.3	42.3	148.6	–

Total Incremental Change in Credit	185.3	75.3	260.6	112.0
Other
Establish reserve for Securitized Assets returned to
Balance Sheet to comply with new accounting standard (no P&L impact)	(3.0)	–	(3.0)	38.0
FX and other adjustments	(0.6)	–	(0.6)	1.8

Total	$260.7	$186.6	$447.3	$337.8

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

Our allowance for loan losses includes: (1) specific reserves for impaired loans and (2) reserves for estimated losses inherent in non-impaired loans based on historic loss experience and our estimates of projected loss levels. Our policy is to recognize losses through charge-offs when there is loss certainty after considering the borrower’s financial condition and underlying collateral and guarantees and the finalization of collection activities.

The following table presents detail on our allowance for loan losses including charge-offs and recoveries:

Reserve and Provision for Credit Losses (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,

	CIT	Predecessor CIT	CIT	Predecessor CIT

	2010	2009	2010	2009

Reserve balance – beginning of period	$180.8	$1,316.3	$–	$1,096.2

Provision for credit losses	260.7	588.5	447.3	1,123.9
Reserve changes relating to new accounting pronouncement	–	–	39.7	–
Reserve changes relating to foreign currency translation, other	2.6	(10.5)	(0.6)	(12.7)

Net additions to reserve for credit losses	263.3	578.0	486.4	1,111.2

Gross charge-offs	(113.3)	(375.8)	(157.7)	(703.0)
Recoveries(1)	7.0	19.9	9.1	34.0

Net charge-offs	(106.3)	(355.9)	(148.6)	(669.0)

Reserve balance – end of period	$337.8	$1,538.4	$337.8	$1,538.4

(1) Recoveries do not include $113.3 million and $157.1 million for the three and six months ended June 30, 2010, respectively, of recoveries on accounts that were charged-off pre-FSA and are included in other income.

In addition to the reserves shown above, the non-accretable discount established in FSA is available to offset future charge-offs on individual loans. A total of $1.523 billion, comprised of remaining non-accretable discount of $1.185 billion and the allowance for loan losses of $338 million, is available to cover losses.

The decrease in non-accretable discounts during the six months ended June 30, 2010 is largely due to prepayments, asset sales and transfer of non-accretable discount to accretable discount. See Note 2 for additional information on this transfer.

The following table presents charge-offs by business segment. See Results by Business Segment for additional information.

Net Charge-offs (charge-offs net of recoveries) as a Percentage of Average Finance Receivables (dollars in millions)

	Quarters Ended						Six Months Ended

	CIT				Predecessor CIT		CIT		Predecessor CIT
	June 30, 2010		March 31, 2010		June 30, 2009		June 30, 2010		June 30, 2009

Gross charge-offs
Corporate Finance	$53.2		$26.9		$238.0		$80.1		$451.2
Transportation
Finance	–		–		1.2		–		3.4
Trade Finance	12.5		2.7		14.8		15.2		37.4
Vendor Finance	38.2		10.3		88.3		48.5		138.7
Consumer	9.4		4.5		33.5		13.9		72.3

Total gross charge-offs	113.3		44.4		375.8		157.7		703.0

Recoveries
Corporate Finance	1.3		1.3		2.6		2.6		4.6
Transportation
Finance	–		–		–		–		0.9
Trade Finance	0.1		–		0.6		0.1		0.8
Vendor Finance	5.5		0.8		14.5		6.3		23.4
Consumer	0.1		–		2.2		0.1		4.3

Total recoveries	7.0		2.1		19.9		9.1		34.0

Net charge-offs
Corporate Finance	51.9	1.84%	25.6	0.84%	235.4	4.78%	77.5	1.32%	446.6	4.44%
Transportation
Finance	–	–	–	–	1.2	0.19%	–	–	2.5	0.20%
Trade Finance	12.4	1.89%	2.7	0.38%	14.2	1.09%	15.1	1.11%	36.6	1.37%

Vendor Finance	32.7	2.04%	9.5	0.49%	73.8	2.63%	42.2	1.18%	115.3	2.06%

Commercial Segments	97.0	1.76%	37.8	0.61%	324.6	3.36%	134.8	1.15%	601.0	3.06%
Consumer	9.3	0.42%	4.5	0.19%	31.3	1.04%	13.8	0.30%	68.0	1.12%

Total	$106.3	1.37%	$42.3	0.49%	$355.9	2.81%	$148.6	0.91%	$669.0	2.60%

Supplemental Non-US
Disclosure
Gross charge-offs
(commercial)	$32.6		$7.0		$71.8		$39.6		$129.6
Recoveries
(commercial)	$–		$–		$8.8		$–		$13.2

Gross Charge-offs (exclusive of FSA) (dollars in millions)

	Quarters Ended			Six Months Ended

	CIT		Predecessor CIT	CIT	Predecessor CIT
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Gross charge-offs
Corporate Finance	$164.2	$134.1	$238.0	$298.3	$451.3
Transportation Finance	–	–	1.2	–	3.4
Trade Finance	12.5	4.7	14.8	17.2	37.3
Vendor Finance	55.1	67.9	88.3	123.0	138.7
Consumer	19.8	28.6	33.5	48.4	72.3

Total gross charge-offs	$251.6	$235.3	$375.8	$486.9	$703.0

Before FSA, gross charge-offs were up from the first quarter, largely due to real estate and energy-related loans in Corporate Finance where events during the period resulted in credit deterioration beyond the FSA marks. In relation to the prior year, amounts were down significantly, with significant reductions in all segments.

The increase from the first quarter in charge-offs after FSA was driven principally by smaller balance loans where the marks were established on a portfolio basis. This trend is most evident in Vendor Finance. As mentioned previously, both the pre- and post –FSA 2010 amounts exclude recoveries on pre-emergence charge-offs which are reported in Other Income.

The tables below present information on non-accrual loans:

Non-accrual and Past Due Loans: (dollars in millions)

	June 30, 2010	March 31, 2010	December 31, 2009

Non-accrual loans
U.S.	$1,920.9	$1,773.6	$1,465.5
Foreign	131.0	157.7	108.8

Commercial Segment	2,051.9	1,931.3	1,574.3
Consumer	0.5	0.7	0.1

Non-accrual loans	$2,052.4	$1,932.0	$1,574.4

Accruing loans past due 90 days or more (1)	$437.7	$503.0	$570.1

(1) Balance includes $428.2 million, $479.2 million and $480.7 million as of June 30, 2010, March 31, 2010 and December 31, 2009, respectively, of government-guaranteed student loans.

Non-accrual Loans, as a Percentage of Finance Receivables (dollars in millions)

	June 30, 2010		March 31, 2010		December 31, 2009

Corporate Finance	$1,646.2	16.72%	$1,488.6	12.73%	$1,374.8	11.31%
Transportation Finance	160.5	9.60%	172.8	9.51%	6.8	0.37%
Trade Finance	96.0	3.82%	90.5	3.24%	90.5	3.02%
Vendor Finance	149.2	2.46%	179.4	2.65%	102.2	1.25%

Commercial Segments	2,051.9	10.21%	1,931.3	8.37%	1,574.3	6.25%
Consumer	0.5	0.01%	0.7	0.01%	0.1	–

Total	$2,052.4	7.11%	$1,932.0	6.03%	$1,574.4	4.52%

Non-accrual Loans, excluding FSA, as a percentage of Finance Receivables (dollars in millions)

					Predecessor CIT
	June 30, 2010		March 31, 2010		December 31, 2009
Corporate Finance	$2,290.7	19.57%	$2,280.2	15.85%	$2,226.1	14.64%
Transportation Finance	175.2	9.44%	185.3	9.18%	8.4	0.38%
Trade Finance	96.0	3.81%	90.5	3.23%	97.3	3.24%
Vendor Finance	267.7	4.13%	324.6	4.43%	295.9	3.14%

Commercial Segments	2,829.6	12.53%	2,880.6	10.86%	2,627.7	8.80%
Consumer	197.2	2.00%	200.6	1.99%	197.7	1.74%

Total	$3,026.8	9.33%	$3,081.2	8.41%	$2,825.4	6.86%

Reported non-accrual loans including FSA discount increased from the first quarter, largely due to the addition of loans in the communications and media industries in Corporate Finance. The rate of increase of inflows declined in the second quarter, as sales and paydowns offset new inflows which was at a level comparable to the first quarter. Non-accrual loans in Vendor Finance and Transportation Finance were down from the first quarter, both including and excluding FSA adjustments.

Excluding FSA, non-accrual loans in Corporate Finance remained essentially flat since December 31, 2009; an improvement relative to increases experienced in 2009. The increase in Transportation Finance during the first quarter primarily related to one account, which management believes is well collateralized. Vendor Finance non-accruals decreased from December 2009 principally due to lower levels in Europe operations, partially offset by an increase in a liquidating consumer program.

Losses on non-accrual loans are first applied against discounts and thus do not reduce post FSA loan balances to the same extent as pre-FSA balances.

Loans at June 30, 2010 include $383.7 million ($510.3 million exclusive of FSA discount) of modifications deemed to be troubled debt restructurings (TDR’s). Of this amount, 99% were on non-accrual status. Approximately 60% of the TDR modifications were deferral of principal or interest payments. Additionally, $180 million of modifications were deemed to not be TDR’s, with approximately 50% of these balances on non-accrual.

The following table summarizes accretable and non-accretable discounts on finance receivables resulting from FSA:

Fresh Start Accounting Discount on Loans (dollars in millions)

	June 30, 2010		March 31, 2010		December 31, 2009
	Accretable	Non-accretable	Accretable	Non-accretable	Accretable	Non-accretable
Corporate Finance	$1,299.4	$566.0	$1,807.9	$881.2	$2,169.9	$981.3
Transportation Finance	182.9	2.9	195.9	5.9	221.7	6.9
Trade Finance	5.8	–	8.7	–	10.6	6.8
Vendor Finance	229.1	193.1	313.3	238.3	381.6	302.3

Commercial Segments	1,717.2	762.0	2,325.8	1,125.4	2,783.8	1,297.3
Consumer	652.6	422.9	704.2	440.6	723.5	457.8

Total	$2,369.8	$1,184.9	$3,030.0	$1,566.0	$3,507.3	$1,755.1

OTHER INCOME

Other Income (dollars in millions)

	Quarters Ended			Six Months Ended
	CIT		Predecessor CIT	CIT	Predecessor CIT
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Rental income on operating leases	$419.7	$418.2	$473.5	$837.9	$948.7
Other:
Recoveries of pre-FSA charge-offs	113.3	43.8	–	157.1	–
Gains on loan and portfolio sales	78.6	33.4	(177.3)	112.0	(172.6)
Gains on sales of leasing equipment	51.7	29.0	20.4	80.7	36.8
Factoring commissions	34.9	36.2	46.8	71.1	90.9
GSI receivable accretion	23.9	35.8	–	59.7	–
Fees and commissions	20.4	31.2	4.5	51.6	35.1
Gains/(losses) on non-qualifying derivatives and
foreign currency exchange	7.8	(77.2)	–	(69.4)	–
Investment losses	–	–	(30.1)	–	(30.4)
Mark to estimated fair value TARP warrant
liability	–	–	(25.2)	–	70.6
Valuation allowance for assets held for sale	–	–	(37.9)	–	(41.2)

Total Other	330.6	132.2	(198.8)	462.8	(10.8)

Total other income	$750.3	$550.4	$274.7	$1,300.7	$937.9

Current quarter other income benefited from increased recoveries on pre-FSA charge-offs and gains on loan and asset sales, while prior quarter results included losses on non-qualifying derivatives and foreign currency exchange.

Rental income on operating leases was relatively unchanged on flat asset levels and includes FSA amortization of $24.8 million and $33.8 million for the June and March 2010 quarters. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” and “Concentrations – Operating Leases”.

Recoveries of pre-FSA charge-offs reflect recoveries of loans charged off prior to the adoption of FSA and are recorded as other income, not as a reduction to provision for loan losses. These result from repayments or other workout resolutions.

Gains on loan and portfolio sales primarily reflect amounts received in excess of current net asset carrying values. As the economy recovers, sales volume and prices strengthened. Receivables sold totaled $1,845.6 million for the June 2010 quarter with $809.1 million from Corporate Finance, $582.1 million in student loans, and $454.4 million from Vendor Finance. For the six months ended June 30, 2010, receivables sold totaled $2,454.6 million with $1,008.4 from Corporate Finance, $864.1 million from Vendor Finance and $582.1 million in student loans.

Gains on sales of leasing equipment resulted from sales volume of $257.3 million for the June 2010 quarter and $509.2 million for the six months ended June 2010. Equipment sales consist of vendor off lease equipment (technology related), aircraft and railcars, as well as assets in the healthcare and commercial and industrial sectors.

GSI receivable accretion primarily reflects the accretion of a fair value mark on a receivable from GSI related to a secured borrowing facility. See “Other Assets/Other Liabilities”

Fees and commissions are comprised of asset management, agent and advisory fees, servicing fees, accretion and impairments, as well as income from joint ventures. Fees and commissions reflect low market activity and reduced joint venture earnings.

Gains/(losses) on non-qualifying derivatives and foreign currency exchange reflect foreign currency exposures that were largely hedged during the second quarter.

EXPENSES

Total Other Expenses (dollars in millions)

	Quarters Ended			Six Months Ended
	CIT		Predecessor CIT	CIT	Predecessor CIT
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Depreciation on operating lease equipment	$179.0	$173.5	$286.6	$352.5	$568.6
Salaries and general operating expenses:
Compensation and benefits	179.3	140.1	159.9	319.4	323.9
Professional fees	25.6	29.7	32.2	55.3	62.8
Technology	18.2	19.2	18.5	37.4	39.0
Net occupancy expense	11.3	14.9	15.9	26.2	32.1
Other	40.0	46.1	44.8	86.1	95.2

Total salaries and general operating expenses	274.4	250.0	271.3	524.4	553.0
Provision for severance and facilities exiting
activities	2.6	11.9	22.6	14.5	42.9
Goodwill and intangible assets impairment charges	–	–	692.4	–	692.4
(Gains) losses on debt and debt-related derivative
extinguishments	–	–	–	–	(139.4)

Total other expenses	$456.0	$435.4	$1,272.9	$891.4	$1,717.5

Headcount (1)	4,006	4,089	4,690

(1)	Includes approximately 130 employees in the Vendor Australia/New Zealand operations that were transferred as part of the sale that closed on June 30, 2010

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or projected economic life of the asset, whichever is shorter. FSA adjustments reduced 2010 depreciation expense by $70.1 million and $137.9 million for the quarter and six months ended June 30, 2010, respectively. See “Net Finance Revenues”, “Financing and Leasing Assets –Results by Business Segment” and “Concentrations – Operating Leases”.

Non-personnel expenses (professional fees, technology, occupancy, etc) declined sequentially, but were offset by higher Compensation and benefits costs, related to an employee retention program established during the first quarter. Headcount and related compensation expenses include personnel (approximately 130 in the Australia / New Zealand business that was sold on June 30, 2010.

Provision for severance and facilities exiting activities reflects reductions of over 50 employees as we continue to focus on organization efficiencies. We are currently evaluating office space needs and plan to exit certain premises in the second half of 2010. Based on the alternatives being evaluated and current market conditions, this evaluation could result in a charge of between $40 and $55 million in the second half of 2010.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Six Months Ended
	CIT		Predecessor CIT	CIT	Predecessor CIT
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Provision (benefit) for income
taxes	$56.8	$33.2	$1.5	$90.0	$(3.4)
NOL valuation
adjustments/changes in uncertain
tax liabilities	14.3	9.3	11.2	23.6	24.1

Provision for income taxes	$71.1	$42.5	$12.7	$113.6	$20.7

Effective tax rate – excluding discrete items	26.6%	23.9%	(0.1)%	25.5%	0.2%
Effective tax rate	33.3%	30.6%	(0.8)%	32.2%	(1.1)%

Taxes on certain international operations and valuation allowances recorded against U.S. losses has driven the effective tax rate for the second quarter and year to date 2010. The provision for 2010 largely results from tax on international operations. The year end 2010 effective tax rate may vary from the current rate primarily due to changes in the mix of domestic and international earnings and the impact of the valuation allowance recorded against US and international deferred taxes in 2010.

Included in the second quarter 2010 and year to date tax provisions are $14.3 million and $23.6 million, respectively, of tax expense related to valuation allowances recorded against international deferred tax assets and changes in liabilities for uncertain tax positions. The Company anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2011 in the range of $5-$20 million. The tax provisions for the quarter and six months ended June 30, 2009 included $11.2 million and $24.1 million, primarily related to increases in state tax valuation allowances partially offset by favorable settlements of a foreign tax dispute.

At December 31, 2009, we had NOL’s of $7.6 billion prior to cancellation of indebtedness income. After cancellation of indebtedness income, we estimate that we currently have remaining NOL carryforwards of $2.6 billion, which expire from 2027 through 2029. FSA adjustments are excluded from the calculation of US taxable income. Excluding FSA adjustments, second quarter and year to date 2010 U.S. results were a loss of approximately $625 million and $1 billion, respectively, which will increase, net of book / tax differences, the company’s U.S. NOL carryforwards. These losses would not be subject to Section 382 limitations.

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

Notwithstanding the foregoing, nothing in the Tax Attribute Preservation Provision shall prevent a person from transferring New Common Stock to a new or existing “public group” of the Company, as defined in Treasury Regulation Section 1.382-2T(f)(13) or any successor regulation. The restrictions described above (the “Restriction Period”) commenced on the December 8, 2009 Confirmation Date and will remain in effect until the earlier of (a) 45 days after the second anniversary of the Confirmation Date, and (b) the date that the Board determines that (1) the consummation of the Plan did not satisfy the requirements of section 382(l)(5) of the Internal Revenue Code or treatment under that section is not in the best interests of the Company, (2) an ownership change, as defined under the Internal Revenue Code, would not result in a substantial limitation on the ability to use otherwise available tax attributes, or (3) no significant value attributable to such tax benefits would be preserved by continuing the transfer restrictions.

RESULTS BY BUSINESS SEGMENT

See Note 11 — Business Segment Information for additional details.

Certain expenses are not allocated to our operating segments and are reported in Corporate and Other. These consist primarily of: (1) provision for severance and facilities exit charges; (2) certain tax provisions and benefits; and (3) losses on foreign currency exposures and related items.

In 2009, Corporate and Other also includes certain funding costs not allocated to our segments. Essentially all funding costs including prepayment penalties on the first lien facilities were allocated to segments in 2010.

Corporate Finance

Corporate Finance provides financing solutions and advisory services to small and mid-size businesses in a wide array of industries, including commercial and industrial (C&I), communications, media and entertainment (CM&E), healthcare, small business lending, and energy. Revenue is generated primarily from interest earned on loans, supplemented by fees collected on other services provided, such as advisory, arrangement and collateral and administrative agent services.

(dollars in millions)	Quarters Ended			Six Months Ended

	CIT		Predecessor CIT	CIT	Predecessor CIT

	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Earnings Summary
Interest income	$481.7	$504.0	$243.7	$985.7	$499.3
Interest expense	(273.6)	(297.0)	(126.4)	(570.6)	(276.4)
Provision for credit losses	(109.2)	(94.4)	(430.4)	(203.6)	(823.8)
Rental income on operating
leases	7.3	8.8	11.3	16.1	23.0
Other income, excluding
rental income	205.9	103.1	(234.2)	309.0	(234.5)
Depreciation on operating
lease equipment	(5.6)	(4.4)	(7.6)	(10.0)	(15.3)
Other expenses, excluding
depreciation	(89.7)	(79.4)	(94.1)	(169.1)	(200.9)
Goodwill and intangible
assets impairment charges	–	–	(316.8)	–	(316.8)
Benefit (provision) for
income taxes and
noncontrolling interests,
after tax	(10.4)	(12.4)	291.4	(22.8)	442.0

Net income (loss)	$206.4	$128.3	$(663.1)	$334.7	$(903.4)

Select Average Balances
Average finance receivables
(AFR)	$11,290.5	$12,156.1	$19,708.7	$11,776.5	$20,123.0
Average operating leases
(AOL)	118.5	136.9	166.0	127.4	177.5
Average earning assets
(AEA)	11,497.1	12,607.3	19,976.1	12,087.3	20,345.5
Statistical Data
Net finance revenue
(interest and rental income,
net of interest and
depreciation expense) as a
% of AEA	7.30%	6.71%	2.42%	6.97%	2.27%

New business volume	$245.1	$145.4	$444.3	$390.5	$785.7

Corporate Finance sequential earnings improvement was driven by higher gains on asset sales and recoveries on pre–FSA charge-offs. Corporate Finance has seen its pipeline of new originations increase with over 300 deals under review since the beginning of the year, and ten transactions funded in the second quarter, which had over 60% of commitment volume in asset-based loans. New applications in Small Business Lending increased 15% from the prior quarter. Overall, Corporate Finance second quarter commitment volume increased significantly from the first quarter.

Corporate Finance continues to further optimize its cost structure and loan portfolio by selling non-strategic assets and underperforming loans, though the pace will vary based on changes in pricing and market supply and demand. Assets sold were a combination of credit concern assets, non-performing loans, real estate and lower margin and non-strategic performing loans. Headcount has been reduced commensurate with reduced portfolio size.

  Net income for the quarter increased $78.1 million principally from a large increase in other income due to gains on asset sales and recoveries of pre-FSA charge-offs, partially offset by higher charge-offs and higher operating expenses.

  Net finance revenue improved as a percentage to AEA primarily due to higher loan prepayment fees and lower AEA.

  Provision for credit losses reflects $26.3 million increased net charge-offs due to real estate and energy-related loans and recording of general loss reserves on existing loans. Recoveries of pre-FSA charge-offs recorded in other income were greater than current quarter charge-offs.

  Other income is $102.8 million higher than the first quarter due to recoveries of pre-FSA charge-offs and gains on asset sales, including realization of FSA discounts on assets sold.

  Operating expenses increased from the first quarter primarily due to a full quarter’s charge for the corporate retention program and higher legal costs.

  Non-accrual loans increased $157.6 million from March 31, 2010 due to the addition of loans in communications and media industries.

  Assets declined $1.6 billion from the first quarter due to focus on asset sales to pay down high-cost first lien debt, continued line pay down, and prepayments and non-renewals of existing lines driven by improved market pricing. Asset sales in the second quarter consisted of $809.1 million of finance receivable sales including a Joint Venture transaction and $82.0 million of equipment sales.

Transportation Finance

Transportation Finance leases primarily commercial aircraft to airline companies globally and rail equipment to North American operators, and provides other financing to these customers as well as those in the defense sector. Revenue is generated from rents collected on leased assets, and to a lesser extent from interest on loans, fees and gains from assets sold.

(dollars in millions)	Quarters Ended			Six Months Ended

	CIT		Predecessor CIT	CIT	Predecessor CIT

	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Earnings Summary
Interest income	$53.4	$57.5	$39.9	$110.9	$84.5
Interest expense	(234.6)	(258.5)	(139.2)	(493.1)	(275.8)
Provision for credit losses	(3.0)	(1.3)	(0.2)	(4.3)	1.4
Rental income on operating
leases	316.8	299.2	337.5	616.0	674.3
Other income, excluding
rental income	18.2	22.2	14.6	40.4	23.3
Depreciation on operating
lease equipment	(85.9)	(78.6)	(165.0)	(164.5)	(327.1)
Other expenses, excluding
depreciation	(45.5)	(39.6)	(34.2)	(85.1)	(75.3)
(Provision) benefit for
income taxes and
noncontrolling interest,
after tax	5.7	(8.7)	(4.1)	(3.0)	(10.0)

Net income (loss)	$25.1	$(7.8)	$49.3	$17.3	$95.3

Select Average Balances
Average finance receivables	$1,747.6	$1,841.4	$2,464.3	$1,791.3	$2,586.4
Average operating leases	10,271.8	10,162.0	12,190.0	10,220.9	11,972.0
Average earning assets	12,020.1	12,004.0	14,662.2	12,012.8	14,565.8
Statistical Data
Net finance revenue as a %
of AEA	1.65%	0.65%	2.00%	1.15%	2.14%
Operating lease margin as a
% of AOL	8.99%	8.68%	5.66%	8.83%	5.80%
New business volume	$255.5	$225.7	$310.3	$481.2	$940.7

The Commercial Air fleet remained effectively fully utilized at June 30, 2010 and lease commitments are in place for all 19 aircraft to be delivered over the next twelve months. During the quarter, six new aircraft valued at $0.3 billion were delivered and secured debt financing was obtained for one of the planes. Lease rates for newly marketed and remarketed aircraft have mostly stabilized. Rail revenue increased as Rail fleet utilization including customer commitments to lease improved from 90% to 93%, on modest increases in activity across most major car types, and rents improved on usage-based contracts. Rail lease rates and utilization have been impacted by weak freight demand and increased velocity on the rail network which have combined to generate a broad-based surplus of rail assets. We have shortened lease terms on some remarketed leases in the current lower rate environment.

  Net finance revenue improved from last quarter on higher operating lease margins and lower funding costs. Commercial Aerospace benefitted from rent collection efforts and continued strong utilization, as just one aircraft was off-lease at June 30, 2010 with remarketing efforts underway. In early August 2010 a foreign-based airline to whom we have leased airplanes filed for bankruptcy protection in its home country and the U.S. At June 30, 2010 our exposure to this customer includes equipment under operating lease of approximately $270 million. We are consulting with counsel and diligently acting to preserve our rights under the leases and the value of our aircraft. Rail benefitted from higher utilization.

  The favorable earnings impact of FSA accretion is recognized over a longer time horizon from other segments given the longer asset lives. FSA in the quarter resulted in an increase to interest income of $21 million ($44 million year-to-date), a reduction to rental income on operating leases of $25 million from amortization of lease contract intangible asset ($59 million year-to-date), and a $59 million reduction to depreciation ($117 million year-to-date).

  Other income includes $13.7 million of gains ($28.0 million year-to-date) on $64 million ($152 million year-to-date) of aircraft and railcar equipment sales.

  2010 volume consisted primarily of the delivery of ten commercial aircraft from our existing order book, all of which were leased. See Note 9 — Commitments. The 2011 order book reflects a reduction of four planes as eight A320 Family orders were replaced with four A330 orders.

  Credit metrics remained comparable with the first quarter; non-accrual loans declined and no charge-offs were recorded.

  Financing and leasing assets have been stable at $12.0 billion as new equipment purchases (principally aircraft) have been mitigated by depreciation.

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

(dollars in millions)	Quarters Ended			Six Months Ended

	CIT		Predecessor CIT	CIT	Predecessor CIT

	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Earnings Summary
Interest income	$24.4	$30.5	$31.0	$54.9	$62.4
Interest expense	(45.1)	(38.5)	(13.1)	(83.6)	(29.2)
Provision for credit losses	(12.3)	(33.9)	(20.1)	(46.2)	(36.7)
Other income, commissions	34.9	36.2	46.8	71.1	90.9
Other income, excluding
commissions	12.1	9.9	8.9	22.0	19.2
Goodwill and intangible
assets impairment charges	–	–	(363.8)	–	(363.8)
Other expenses	(33.0)	(32.0)	(32.7)	(65.0)	(69.1)
Benefit (provision) for
income taxes	3.0	–	126.7	3.0	119.1

Net (loss) income	$(16.0)	$(27.8)	$(216.3)	$(43.8)	$(207.2)

Select Average Balances
Average finance receivables	$2,637.2	$2,810.9	$5,208.6	$2,714.0	$5,357.7
Average earning assets(1)	$1,701.1	$1,855.5	$2,429.1	$1,777.9	$2,582.3
Statistical Data
Net finance revenue as a %
of AEA	-4.85%	-1.72%	2.95%	-3.22%	2.57%
Factoring volume	$6,307.3	$6,378.0	$8,170.3	$12,685.3	$16,516.6

(1) AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Trade Finance factoring volume of $6.3 billion was unchanged from the first quarter. Stabilizing factors for the business included a decline in the level of client terminations versus the fourth quarter of 2009, the signing of over $700 million of annualized volume from new clients in the first half of 2010, and the resumption of $1.4 billion in annualized volume by clients that had previously been withholding business.

  Net interest income decreased $12.7 million compared to the first quarter as FSA interest income accretion decreased by $3.8 million and due to increased borrowing costs. Borrowing costs this quarter include $4 million related to collateral posted to issue letters of credit on behalf of clients, which had been previously reported in ‘Corporate and Other’.

  Factoring commissions were comparable with the prior quarter.

  The provision for credit losses decreased $21.6 million as we rebuilt loan loss reserves in the first quarter after they had been eliminated under FSA. The second quarter gross charge-offs of $12.5 million are exclusive of $11.3 million of current quarter recoveries of pre-FSA charge-offs which are recorded as other income.

  Non-accrual loans remained at a relatively low level.

  Loans decreased $280 million to $2.5 billion from the end of the first quarter.

Vendor Finance

Vendor Finance partners with leading manufacturers and distributors of information technology, office products and telecommunications equipment to deliver financing and leasing solutions to end-user customers, predominantly small and medium sized businesses, globally. We also offer financing for diversified asset types in certain international markets. Vendor Finance earns revenues from interest on loans, rents on leases and fees and other revenue from leasing activities.

(dollars in millions)	Quarters Ended			Six Months Ended

	CIT		Predecessor CIT	CIT	Predecessor CIT

	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Earnings Summary
Interest income	$333.2	$359.6	$224.8	$692.8	$454.8
Interest expense	(190.4)	(167.9)	(140.5)	(358.3)	(284.9)
Provision for credit losses	(111.9)	(52.5)	(77.4)	(164.4)	(158.1)
Rental income on operating
leases	96.1	110.8	125.2	206.9	252.4
Other income, excluding
rental income	26.2	27.2	15.2	53.4	41.5
Depreciation on operating
lease equipment	(87.8)	(90.7)	(114.3)	(178.5)	(226.8)
Other expenses, excluding
depreciation	(86.3)	(86.9)	(84.1)	(173.2)	(171.5)
Goodwill and intangible
assets impairment charges	–	–	(11.8)	–	(11.8)
Benefit (provision) for
income taxes and
noncontrolling interest	(41.2)	(3.0)	27.0	(44.2)	43.2

Net income (loss)	$(62.1)	$96.6	$(35.9)	$34.5	$(61.2)

Select Average Balances
Average finance receivables	$6,416.9	$7,778.5	$11,222.5	$7,143.3	$11,175.2
Average operating leases	583.2	646.2	883.9	614.2	903.1
Average earning assets	7,438.5	8,545.1	12,106.5	8,008.0	12,078.4
Statistical Data
Net finance revenue as a %
of AEA	8.13%	9.91%	3.15%	9.06%	3.24%
Operating lease margin as a
% of AOL	5.69%	12.42%	4.93%	9.25%	5.67%
New business volume	$532.4	$532.3	$1,257.5	$1,064.7	$2,696.1

The results for Vendor Finance reflect the realignment of our business, our exit from less profitable programs, and our continued focus on core markets. Vendor Finance continues to see positive trends in our portfolio and the core business performed well. For the first half of 2010, Vendor Finance has originated over $1 billion in new business volume and generated $34.5 million in net income. We continued to realign our business to maximize efficiencies and optimize our portfolio in the second quarter as demonstrated by completion of the sale of our Australian and New Zealand business and the sale of non-strategic portfolios. We also reduced credit risk through the sale of certain non-strategic assets in Spain resulting in a gain on the sale of $57.4 million of assets. Continued progress was made on increasing our funding capabilities as we established a £100 million (approximately $150 million) committed funding facility for U.K. assets. This brings our total funding facilities year to date to $1.8 billion.

  The decline in Vendor Finance earnings from last quarter reflected reserve strengthening related to a liquidating consumer portfolio, higher allocated interest costs and decrease in interest income due to lower asset levels. Additionally, the tax provision in the second quarter reflects amounts required to approximate the effective tax rate on a year to date basis. The increase in effective tax rate was driven by the mix of taxable income between U.S. and international sources.

  New business yields remain stable. In addition, new business yields are higher than our blended portfolio yields.

  New business volume was flat with last quarter at $532 million, however volume for continuing programs increased 8% from last quarter. During the second quarter we launched the Lenovo Financial Services program in North America.

  Net charge-offs increased from last quarter, but on a pre-FSA basis, net charge-offs declined. Recoveries recorded in other income totaled approximately $15 million in the second quarter and approximately $19 million in the first quarter. On both a pre- and post- FSA basis, non-accrual loans decreased from March 31, 2010.

  Net operating expenses were down slightly quarter over quarter with continued focus on driving efficiencies to further reduce operating expenses through continued streamlining and leveraging of our operating platforms.

  Total financing and leasing assets decreased 16% sequentially, reflecting asset sales of $566 million and continued liquidation of non-core portfolios.

Consumer

Our Consumer assets and results include student lending and other principally unsecured consumer loans, all of which are running off.

(dollars in millions)	Quarters Ended			Six Months Ended

	CIT		Predecessor CIT	CIT	Predecessor CIT

	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Earnings Summary
Interest income	$95.8	$92.8	$68.5	$188.6	$135.9
Interest expense	(64.2)	(70.9)	(83.4)	(135.1)	(158.0)
Provision for credit losses	(9.3)	(4.5)	(32.5)	(13.8)	(72.6)
Other income	18.3	5.8	(8.3)	24.1	(11.9)
Other expenses	(22.7)	(21.5)	(14.4)	(44.2)	(37.0)
Benefit for income taxes
and noncontrolling interest	(3.7)	3.5	27.7	(0.2)	54.7

Net income (loss)	$14.2	$5.2	$(42.4)	$19.4	$(88.9)

Select Average Balances
Average finance receivables	$8,861.9	$9,600.0	$11,989.3	$9,192.4	$12,157.5
Average earning assets	9,090.3	9,630.9	12,080.6	9,337.1	12,236.0
Statistical Data
Net finance revenue as a %
of AEA	1.39%	0.91%	(0.49)%	1.14%	(0.36)%
New business volume	$–	$–	$0.6	$–	$1.2

The student loan portfolio is running off as we ceased originating private loans in 2007 and government guaranteed loans in 2008. During the quarter ended June 30, 2010, $0.6 billion of U.S. government guaranteed student loans were sold, with the proceeds used to retire related debt obligations in CIT Bank. Consumer operating losses, prior to FSA, reflect low finance revenue and credit costs. Fresh start accounting accretion improved results from the prior year.

  Net finance revenue improvement from prior year was due to FSA accretion ($30 million and $60 million for the three and six months ended June 30, 2010, respectively); yield increase was offset by higher cost CIT debt issuances in 2009.

  Other income reflects a gain on sale of receivables of $12 million and recoveries of accounts that were charged off prior to FSA.

  Net finance revenue as a percentage of AEA improved from prior quarter and increased compared to prior year, reflecting the impact of FSA accretion income. Current quarter improvement resulted from increased yields on guaranteed student loans from rising rates while funding costs for the quarter were primarily fixed.

  Net charge-offs were up slightly due to private loan performance, but exclusive of FSA, there was a decrease.

  The student loan portfolio decreased 7% during the current quarter due to loan sales of $582 million and liquidations.

  Delinquencies declined consistent with a seasonal improvement from year end deterioration based on customer behavior.

Corporate and Other

Corporate and other expense in 2010 is comprised primarily of expenses not allocated to segments, including provisions for severance and facilities exit activities (see Expense section for detail), losses on foreign currency exposure positions and certain tax expenses.

(dollars in millions)	Quarters Ended			Six Months Ended

	CIT		Predecessor CIT	CIT	Predecessor CIT

	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Earnings Summary
Interest income	$5.0	$4.6	$6.6	$9.6	$17.2
Interest expense	(5.7)	(5.0)	(131.0)	(10.7)	(266.4)
Provision for credit losses	(15.0)	–	(27.9)	(15.0)	(34.1)
Rental income on operating
leases	(0.5)	(0.6)	(0.5)	(1.1)	(1.0)
Other income, excluding
rental income	15.0	(72.2)	(41.8)	(57.2)	60.7
Depreciation on operating
lease equipment	0.3	0.2	0.3	0.5	0.6
Other expenses, excluding
provision for severance and
facilities exit activities and
gain (loss) on debt and debt
related derivative
extinguishments	2.8	9.4	(11.8)	12.2	0.8

Other expenses – provision
for severance and facilities
exit activities	(2.6)	(11.9)	(22.6)	(14.5)	(42.9)
Other expenses – gain (loss)
on debt and debt related
derivative extinguishments	–	–	–	–	139.4
(Provision) benefit for
income taxes, and
noncontrolling interest	(24.8)	(21.7)	(480.7)	(46.5)	(669.5)

Net loss before preferred
dividends	$(25.5)	$(97.2)	$(709.4)	$(122.7)	$(795.2)

  Interest income consists of interest and dividend income primarily from deposits held at other depository institutions, U.S. Treasury Securities, and Mortgage Backed Securities.

  Interest expense reflects amounts not allocated to business segments. Management has allocated interest on high cost debt to each segment, which had previously been reflected in Corporate and Other.

  Other income in the first quarter included losses on foreign currency exposures that were largely hedged during the second quarter.

  Other expenses, excluding provision for severance and facilities exit activities and gain (loss) on debt and debt related derivative extinguishments, reflects amounts unallocated to business segments.

  Other expenses – provision for severance and facilities exit activities reflects reductions of over 50 employees. We are currently evaluating office space needs and plan to exit certain premises in the second half of 2010. Based on the alternatives being evaluated and current market conditions this evaluation could result in a charge of between $40 and $55 million in the second half of 2010.

  The segments record tax expense or benefit as if they were reporting on a stand alone basis. Corporate and other results include tax adjustments to bring the tax rate to the consolidated level. The adjustment reflects the Company’s NOL position.

CIT Bank

Lending activity at the bank remained limited, but is growing. The bank closed several new commercial loans this quarter. New committed loan volume rose to approximately $180 million from $35 million in the first quarter, of which $85 million was funded.

The bank reported net income of $29 million, up from $22 million for the quarter ended March 31, 2010. Its Tier 1 Capital ratio was 59.1% and Leverage ratio was 20.6% at June 30, 2010, both up from last quarter. Total assets at June 30, 2010 were $7.6 billion, consisting of (a) $1.7 billion of cash available to fund new business, (b) $5.2 billion of loans, including $4.0 billion of consumer loans, primarily student loans and $1.2 billion of commercial loans, and (c) $0.7 billion of other assets, including $0.3 billion of investments. Deposits, primarily brokered CD’s, totaled $4.7 billion, and secured debt was $1.1 billion at June 30, 2010.

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets (including assets held for sale) by segment:

Financing and Leasing Asset Composition (dollars in millions)

	June 30, 2010	March 31, 2010	December 31, 2009	Second Quarter % Change	Year to Date % Change

Corporate Finance
Loans	$9,845.7	$11,690.3	$12,150.3	(15.8)%	(19.0)%
Operating lease equipment, net	104.2	134.9	137.3	(22.8)%	(24.1)%
Assets held for sale	514.8	287.8	292.6	78.9%	75.9%

Total financing and leasing assets	10,464.7	12,113.0	12,580.2	(13.6)%	(16.8)%

Transportation Finance
Loans	1,671.3	1,817.1	1,853.0	(8.0)%	(9.8)%
Operating lease equipment, net	10,296.9	10,177.5	10,089.2	1.2%	2.1%
Assets held for sale	10.4	11.6	17.2	(10.3)%	(39.5)%

Total financing and leasing assets	11,978.6	12,006.2	11,959.4	(0.2)%	0.2%

Trade Finance
Loans	2,514.6	2,794.1	2,991.0	(10.0)%	(15.9)%

Vendor Finance
Loans	6,066.1	6,781.2	8,187.8	(10.5)%	(25.9)%
Operating lease equipment, net	549.6	618.6	683.5	(11.2)%	(19.6)%
Assets held for sale	18.8	479.8	–	(96.1)%	NM

Total financing and leasing assets	6,634.5	7,879.6	8,871.3	(15.8)%	(25.2)%

Consumer
Loans – student lending	8,721.9	8,863.6	9,584.2	(1.6)%	(9.0)%
Loans – other	63.6	79.4	99.5	(19.9)%	(36.1)%
Assets held for sale	28.5	589.6	34.0	(95.2)%	(16.2)%

Total financing and leasing assets	8,814.0	9,532.6	9,717.7	(7.5)%	(9.3)%

Total financing and leasing assets	$40,406.4	$44,325.5	$46,119.6	(8.8)%	(12.4)%

Financing and Leasing assets declines were driven by strategic asset sales and portfolio collections, which offset increased new origination volume and previously securitized receivables brought back on balance sheet in conjunction with the adoption of new accounting guidance in the 2010 first quarter.

Assets held for sale at June 30, 2010 was comprised largely of energy related assets and certain receivables in Europe (Corporate Finance). The balance at March 31, 2010 included asset based loans in Canada (Corporate Finance), certain non-strategic assets outside the U.S., primarily Australia / New Zealand (Vendor Finance), and select U.S. government guaranteed student loans (Consumer), which were completed in the second quarter. As we continue to execute on our strategic business plan, we may identify other businesses or portfolios for sale or liquidation. Upon obtaining required internal approvals, and the completion of due diligence and other procedures, these assets would be re-classified to available for sale.

Financing and Leasing Assets Rollforward (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance(1)	Vendor Finance	Commercial Segments
						Consumer	Total

Balance at March 31, 2010	$12,113.0	$12,006.2	$2,794.1	$7,879.6	$34,792.9	$9,532.6	$44,325.5
New business volume	245.1	255.5	–	532.4	1,033.0	–	1,033.0
Loan sales	(809.1)	–	–	(454.4)	(1,263.5)	(582.1)	(1,845.6)
Equipment sales	(82.0)	(63.9)	–	(111.4)	(257.3)	–	(257.3)
Collections and other	(1,830.3)	(266.5)	(282.4)	(1,349.6)	(3,728.8)	(205.8)	(3,934.6)
Change in finance
receivable FSA discounts	823.8	15.9	2.9	129.4	972.0	69.3	1,041.3
Change in operating lease
FSA discounts	4.2	31.4	–	8.5	44.1	–	44.1

Balance at June 30, 2010	$10,464.7	$11,978.6	$2,514.6	$6,634.5	$31,592.4	$8,814.0	$40,406.4

Balance at December 31, 2009	$12,580.2	$11,959.4	$2,991.0	$8,871.3	$36,401.9	$9,717.7	$46,119.6
New business volume	390.5	481.2	–	1,064.7	1,936.4	–	1,936.4
Loan sales	(1,008.4)	–	–	(864.1)	(1,872.5)	(582.1)	(2,454.6)
Equipment sales	(132.9)	(152.2)	–	(224.1)	(509.2)	–	(509.2)
Collections and other	(2,656.9)	(458.8)	(488.0)	(2,492.8)	(6,096.5)	(427.4)	(6,523.9)
Change in finance
receivable FSA discounts	1,285.9	42.7	11.6	261.7	1,601.9	105.8	1,707.7
Change in operating lease
FSA discounts	6.3	106.3	–	17.8	130.4	–	130.4

Balance at June 30, 2010	$10,464.7	$11,978.6	$2,514.6	$6,634.5	$31,592.4	$8,814.0	$40,406.4

Total Business Volumes (excluding factoring, dollars in millions)

	Quarters Ended			Six Months Ended

	CIT		Predecessor CIT	CIT	Predecessor CIT

	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Corporate Finance	$245.1	$145.4	$444.3	$390.5	$785.7
Transportation Finance	255.5	225.7	310.3	481.2	940.7
Vendor Finance	532.4	532.3	1,257.5	1,064.7	2,696.1

Commercial Segments	1,033.0	903.4	2,012.1	1,936.4	4,422.5
Consumer	–	–	0.6	–	1.2

Total	$1,033.0	$903.4	$2,012.7	$1,936.4	$4,423.7

New business volume trends were up sequentially as we re-start origination focusing on strategic customer relationships and committed aircraft deliveries. Origination volume in our commercial businesses was mostly from vendor programs and the delivery of six aircraft in Transportation Finance.

Factoring volume in our Trade Finance segment remained flat sequentially at approximately $6.3 billion.

Receivables Sales (dollars in millions)

	Quarters Ended			Six Months Ended

	CIT		Predecessor CIT	CIT	Predecessor CIT

	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Corporate Finance	$809.1	$199.3	$1,145.6	$1,008.4	$1,159.1
Vendor Finance	454.4	409.7	54.6	864.1	293.2

Commercial Segments	1,263.5	609.0	1,200.2	1,872.5	1,452.3
Consumer	582.1	–	79.7	582.1	79.7

Total	$1,845.6	$609.0	$1,279.9	$2,454.6	$1,532.0

Sales activity reflected the disposition of selected loans, including asset based loans in Europe, Canada and the U.S. within Corporate Finance, certain non-strategic portfolios, including business in Australia and New Zealand, and terminated joint venture receivables in Vendor Finance as well as student loans in Consumer.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 6.5% of our total financing and leasing assets at June 30, 2010 (the largest account was 1.3%). Excluding student loans, the top ten accounts in aggregate represented 8.3% of total owned assets (largest account totaling 1.7%). In early August 2010, one of our ten largest accounts filed for bankruptcy protection. This account represented 0.7% (0.9% excluding student loans) of our total financing and leasing assets at June 30, 2010. The top ten accounts were 5.8% and 7.7% of total financing and leasing assets (excluding student loans) at December 31, 2009.

The largest accounts were in Transportation Finance (airlines and rail), Corporate Finance (energy) and Trade Finance (retail).

Operating Lease Equipment

Operating Leases by Segment (dollars in millions)

	June 30, 2010	December 31, 2009

Transportation Finance – Aerospace(1)	$6,756.4	$6,506.3
Transportation Finance – Rail and Other	3,540.5	3,582.9
Vendor Finance	549.6	683.5
Corporate Finance	104.2	137.3

Total	$10,950.7	$10,910.0

(1) Aerospace includes commercial, regional and corporate aircraft and equipment.

At June 30, 2010, Transportation Finance had 235 commercial aircraft on operating lease and approximately 102,000 railcars. Our commercial aircraft fleet remained effectively fully utilized at June 30, 2010, while railcar fleet utilization increased to 93% from 90% at December 31, 2009. In early August 2010 a foreign-based airline to whom we have leased airplanes filed for bankruptcy protection in its home country and the U.S. At June 30, 2010 our exposure to this customer includes equipment under operating lease of approximately $270 million. We are consulting with counsel and diligently acting to preserve our rights under the leases and the value of our aircraft.

Vendor Relationships

In Vendor Finance, our strategic relationships with industry-leading equipment vendors are an important origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. Our longstanding relationships with Dell and Avaya are in multiple international markets.

Vendor Relationships (dollars in millions)

	June 30, 2010	December 31, 2009

Owned Financing and Leasing Assets
Dell	$1,822.2	$2,365.3
Avaya Inc.	452.3	450.9
Snap-on(1)	358.0	561.3

	$2,632.5	$3,377.5

Securitized Financing and Leasing Assets(2)
Dell	$–	$73.1
Avaya Inc.	–	72.8
Snap-on(1)	–	2.2

	$–	$148.1

(1) The joint venture agreement was terminated in January 2010.

(2) As a result of new accounting guidance relating to the consolidation of variable interest entities, the Company brought securitized assets on balance sheet on January 1, 2010.

Geographic Concentrations

The following table represents our financing and leasing assets (including assets held for sale) by obligor geography:

Geographic Concentrations (dollars in millions)

	June 30, 2010		December 31, 2009(1)

Northeast	$6,876.4	17.0%	$7,814.3	16.9%
Midwest	6,561.3	16.2%	7,554.9	16.4%
West	5,808.0	14.4%	6,446.3	14.0%
Southeast	4,721.3	11.7%	5,393.0	11.7%
Southwest	3,710.4	9.2%	4,267.0	9.3%

Total U.S.	27,677.4	68.5%	31,475.5	68.3%
Canada	3,372.7	8.3%	3,850.8	8.3%
Other international	9,356.3	23.2%	10,793.2	23.4%

Total	$40,406.4	100.0%	$46,119.5	100.0%

(1) December 31, 2009 balances were conformed to exclude investments.

The following table summarizes both state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our financing and leasing assets:

Geographic Concentration by Obligor (dollars in millions)

	June 30, 2010	December 31, 2009(1)

State
Texas	7.1%	7.1%
California	6.9%	6.9%
New York	6.3%	6.3%
All other states	48.2%	48.0%

Total U.S.	68.5%	68.3%

Country
Canada	8.3%	8.3%
England	2.8%	3.5%
Mexico	2.2%	2.1%
Australia	2.0%	2.2%
China	1.7%	1.7%
Germany	1.4%	1.9%
Spain	1.1%	1.1%
Brazil	1.1%	1.1%
All other countries	10.9%	9.8%

Total International	31.5%	31.7%

(1) December 31, 2009 balances were conformed to exclude investments.

Industry Concentrations

The following table represents financing and leasing assets (including assets held for sale) by industry of obligor:

Industry Concentrations (dollars in millions)

	June 30, 2010		December 31, 2009(1)

Industry
Student lending(2)	$8,721.9	21.6%	$9,584.2	20.8%
Commercial airlines (including regional airlines)	7,582.3	18.8%	7,493.3	16.2%
Manufacturing(3)	5,188.0	12.8%	6,260.5	13.6%
Retail(4)	3,661.3	9.1%	4,413.6	9.6%
Service industries	3,503.2	8.7%	4,160.5	9.0%
Transportation(5)	2,219.6	5.5%	2,293.5	5.0%
Healthcare	2,085.4	5.2%	2,266.7	4.9%
Finance and insurance	1,078.0	2.7%	1,328.5	2.9%
Energy and utilities	1,062.5	2.6%	1,122.2	2.4%
Communications	948.8	2.3%	1,312.3	2.8%
Consumer based lending – non-real estate	853.5	2.1%	1,222.9	2.7%
Wholesaling	543.0	1.3%	827.5	1.8%
Other (no industry greater than 2%)(6)	2,958.9	7.3%	3,833.8	8.3%

Total	$40,406.4	100.0%	$46,119.5	100.0%

(1) December 31, 2009 balances were conformed to current quarter presentation.

(2) See Student Lending section for further information.

(3) At June 30, 2010, includes manufacturers of chemical products and pharmaceuticals (1.8%), followed by food, industrial machinery, and apparel.

(4) At June 30, 2010, includes retailers of apparel (3.0%) and miscellaneous (2.5%).

(5) Includes rail, bus, over-the-road trucking industries, business aircraft and shipping.

(6) Includes commercial real estate of $224.6 million and $259.2 million at June 30, 2010 and December 31, 2009, respectively.

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	June 30, 2010		December 31, 2009
	Net Investment	Number	Net Investment	Number

By Region:
Europe	$2,233.2	87	$1,977.3	78
Asia Pacific	2,299.6	91	2,272.9	91
U.S. and Canada	964.1	62	955.4	68
Latin America	1,020.8	38	1,065.2	39
Africa / Middle East	723.2	19	692.7	20

Total	$7,240.9	297	$6,963.5	296

By Manufacturer:
Airbus	$4,576.2	158	$4,305.5	150
Boeing	2,643.5	139	2,650.7	146
Other	21.2	–	7.3	–

Total	$7,240.9	297	$6,963.5	296

By Body Type(1):
Narrow body	$5,384.6	237	$5,268.1	238
Intermediate	1,702.9	50	1,552.4	48
Wide body	132.2	10	135.7	10
Other	21.2	–	7.3	–

Total	$7,240.9	297	$6,963.5	296

By Product:
Operating lease	$6,686.9	235	$6,418.2	232
Loan	456.9	56	432.4	58
Capital lease	97.1	6	112.9	6

Total	$7,240.9	297	$6,963.5	296

Number of accounts	106		103
Weighted average age of fleet (years)	6		6
Largest customer net investment	$543.1		$367.5
Off-lease aircraft	1		–

(1) Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series aircraft.

In early August 2010 a foreign-based airline to whom we have leased airplanes filed for bankruptcy protection in its home country and the U.S. At June 30, 2010 our exposure to this customer includes equipment under operating lease of approximately $270 million. We are consulting with counsel and diligently acting to preserve our rights under the leases and the value of our aircraft.

See Note 9 — Commitments.

Student Lending (Student Loan Xpress or “SLX”)

Consumer includes our liquidating student loan portfolio of which we service approximately 70% of the portfolio in-house. See On-balance Sheet Securitization Transactions for description of related financings.

Finance receivables by product type are presented in the following table:

Student Lending Receivables by Product Type (dollars in millions)

	June 30,	December 31,
	2010	2009

Consolidation loans	$7,356.4	$7,559.3
Other U.S. Government guaranteed loans	1,223.9	1,888.4
Private (non-guaranteed) loans and other	141.6	136.5

Total	8,721.9	$9,584.2

Delinquencies (sixty days or more)	$580.7	$658.8

Top state concentrations (%)	35%	36%

Top state concentrations	California, New York, Texas, Ohio, Pennsylvania

Other Exposures

At June 30, 2010, the Company had $818.7 million in unsecured counterparty receivable from a Goldman Sachs subsidiary in connection with a secured lending facility. See Other Assets below and Note 4 – Derivative Financial Instruments for additional information.

OTHER ASSETS / OTHER LIABILITIES

The following tables summarize other assets and accrued liabilities and payables:

Other Assets (dollars in millions)

	June 30, 2010	December 31, 2009

Unsecured counterparty receivable(1)	$818.7	$1,094.5

Other Assets
Deposits on commercial aerospace flight equipment	$619.8	$635.9
Equity and debt investments	344.7	373.6
Accrued interest and dividends	172.2	214.7
Prepaid expenses	114.0	111.3
Furniture and fixtures	91.8	102.8
Retained Interests in securitizations(2)	–	139.7
Miscellaneous receivables and other assets(3)	1,396.6	902.5

Total other assets	$2,739.1	$2,480.5

(1) Balance relates to receivables associated with the Goldman Sachs lending facility related to debt discount and settlements resulting from market value changes to asset-backed securities underlying the facility.

(2) Retained interests were eliminated with the adoption of a new accounting pronouncement on January 1, 2010.

(3) Balance includes approximately $440 million of funds held by a trustee related to debt prepayments processed on July 1, 2010.

Other Liabilities (dollars in millions)

	June 30, 2010	December 31, 2009

Accrued Liabilities and Payables
Equipment maintenance reserves	$581.6	$552.0
Estimated valuation of aerospace commitments(1)	535.4	586.6
Accrued expenses	458.7	433.2
Accrued interest payable	298.0	213.1
Accounts payable	261.2	344.8
Security and other deposits	197.0	208.6
Current and deferred taxes	(204.1)	(296.1)
Other liabilities	245.5	169.1

Total other liabilities	$2,373.3	$2,211.3

(1) Upon adoption of FSA certain commitments, specifically aerospace commitments, were brought on balance sheet, and relate to the amounts CIT is committed to pay for future aircraft deliveries.

RISK MANAGEMENT

We are subject to a variety of risks that manifest themselves in the course of our business. We consider the following to be the principal forms of risk:

  Credit risk (including lending, derivative counterparty, and equipment and residual risk)

  Market risk (including interest rate, foreign currency and liquidity risk)

  Regulatory compliance risk (compliance with laws and regulations)

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

CREDIT RISK

The extension of credit, through our lending and leasing activities, is the fundamental purpose of our businesses. As such, we maintain comprehensive credit risk management practices, including credit underwriting, on-going monitoring and collections. In light of our credit performance in 2009, we are reviewing and enhancing these practices and our overall credit management infrastructure. Specifically, during the first half of 2010, we have focused on credit grading, problem loan identification, and key additions to staff, as well as short and long term information systems projects, to enhance our management and monitoring of our existing portfolio. In addition, we have realigned credit officer reporting lines and enhanced and refined our underwriting policies and underwriting guidelines to strengthen the controls on our origination activities. While these actions have resulted in significant improvements in our credit practices, several longer term initiatives, which are currently in process, related to our credit information systems and dependent downstream processes will need to be completed before we will be in line with market best practices.

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

At June 30, 2010, the Company’s loan and lease portfolio was approximately 50% floating rate, with the remainder fixed rate. Our liabilities, at June 30, 2010, were approximately 80% fixed rate based, with the remainder floating rate. While the liability restructuring materially improved our liquidity, the conversion of our liabilities to largely US dollar fixed rate debt, as part of the plan of reorganization, resulted in an asset sensitive position as our assets will re-price faster than our liabilities. Therefore, our net interest margin may increase if interest rates rise, or decrease should interest rates decline.

We evaluate and monitor risk through two primary metrics.

  Margin at Risk (MAR), which measures the impact of hypothetical changes in interest rates on net interest income over the subsequent twelve months.

  Economic Value of Equity (EVE), which measures the net economic value of equity by assessing market value of assets, liabilities and derivatives.

Although we believe that these measurements provide an estimate of our interest rate sensitivity, they do not account for potential changes in credit quality, size, composition and prepayment characteristics of our balance sheet, nor do they account for other business developments that could affect net income nor for management actions that could be taken to change our risk profile.

We have historically sought to hedge our non-dollar denominated lending and leasing activities through local currency borrowings and, to the extent such borrowings were unavailable, derivative instruments (foreign currency exchange forward contracts and cross currency swaps). Additionally, we have utilized derivative instruments to hedge our net investments in foreign operations.

The Plan of Reorganization resulted in non U.S. dollar denominated debt being exchanged for U.S. dollar debt. Most of the Company’s outstanding derivative instruments that hedged interest rate and foreign exchange rate risk were terminated. This resulted in the re-opening of foreign exchange exposures that had previously been hedged through former debt and derivative instruments. We have largely restored hedges to protect against these exposures (transactional and translational). Transactional exposure may result in income statement losses should related foreign currencies depreciate relative to the dollar or, conversely, income statement gains should the foreign currencies appreciate versus the dollar. Likewise our equity account may be similarly affected by related foreign currency movements as a result of translational exposures.

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

REGULATORY COMPLIANCE RISK

We manage regulatory compliance risk to ensure that programs and processes are in place to monitor and comply with banking, privacy, consumer and other key laws and regulations in each jurisdiction in which we do business and to monitor compliance with the ethical standards of the Company. When we became a bank holding company in December 2008, we became subject to a number of regulatory requirements that previously did not apply. We are actively working to identify and close any gaps in our compliance with regulatory requirements. Corporate Compliance is working with business units to develop procedures to ensure that policies are followed on a uniform basis.

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

Supplemental Funding and Liquidity Related Information

The following tables summarize significant contractual payments and projected cash collections, and contractual commitment expirations at June 30, 2010. Certain amounts in the payments and collections table are not the same as the respective balance sheet totals as this table is before FSA, in order to better reflect projected contractual payments and collections:

Payments and Collections by Year, for the twelve months ended June 30, (1) (dollars in millions)

	Total	2011	2012	2013	2014	2015+

Loans (2)	$32,437.9	$7,558.0	$4,771.8	$4,213.9	$4,163.3	$11,730.9
Operating lease rentals	5,766.2	1,554.8	1,174.3	857.5	659.0	1,520.6
Assets held for sale (3)	572.5	572.5	–	–	–	–
Cash and due from banks and deposits
with banks (4)	10,666.4	10,666.4	–	–	–	–

Total cash and cash collections	49,443.0	20,351.7	5,946.1	5,071.4	4,822.3	13,251.5

Secured borrowings(5)	13,559.0	3,328.2	1,767.3	1,394.5	1,446.2	5,622.8
Secured credit facility and expansion
credit facility	4,464.2	–	4,464.2	–	–	–
Senior unsecured notes – fixed	259.0	68.6	36.1	12.6	3.3	138.4
Series A Notes	21,040.1	–	–	2,104.0	3,156.0	15,780.1
Series B Notes	2,149.2	–	–	214.9	322.4	1,611.9

Total Long-term borrowings	41,471.5	3,396.8	6,267.6	3,726.0	4,927.9	23,153.2

Deposits	4,596.6	1,505.4	1,097.2	839.9	713.8	440.3
Credit balances of factoring clients	877.3	877.3	–	–	–	–
Lease rental expense	306.7	34.1	32.3	30.7	30.1	179.5

Total contractual payments	47,252.1	5,813.6	7,397.1	4,596.6	5,671.8	23,773.0

Net cash and cash collections (payments)	$2,190.9	$14,538.1	$(1,451.0)	$474.8	$(849.5)	$(10,521.5)

(1)

Projected proceeds from the sale of operating lease equipment, interest revenue from finance receivables, unsecured counterparty receivable, debt interest expense and other items are excluded. Obligations relating to postretirement programs are also excluded.

(2)	Based upon carrying value prior to fresh start accounting adjustments, including unearned discount; amount could differ due to prepayments, extensions of credit, charge-offs and other factors.
(3)	Based upon management’s intent to sell rather than contractual maturities of underlying assets.
(4)	Includes approximately $6.1 billion of cash at the bank holding company, $1.7 billion at CIT Bank, $1.7 billion at operating subsidiaries and $1.2 billion in other restricted cash.
(5)

Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities. For student lending receivables, the repayment of both the receivable and borrowing includes a prepayment component.

Commitment Expiration by twelve month periods ended June 30 (dollars in millions)

	Total	2011	2012	2013	2014	2015+

Financing commitments(1)	$2,864.1	$505.2	$914.2	$779.2	$516.5	$149.0
Aerospace and other manufacturer purchase
commitments(2)	4,349.0	524.5	994.6	589.9	647.1	1,592.9
Letters of credit	391.1	202.3	99.6	69.0	14.0	6.2

Guarantees and acceptances	1,241.0	1,232.6	1.8	3.4	3.2	–

Liabilities for unrecognized tax obligations(3)	58.9	5.0	53.9	–	–	–

Total contractual commitments	$8,904.1	$2,469.6	$2,064.1	$1,441.5	$1,180.8	$1,748.1

(1) Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2) Aerospace commitments are net of amounts on deposit with manufacturers.

(3) The balance can not be estimated past 2011; therefore the remaining balance is reflected in 2012.

Financing commitments declined from December 31, 2009 reflecting receivable sales. At June 30, 2010, unfunded commitments related to lead agented asset-based loans were $536 million. Financing commitments above exclude roughly $1.5 billion of commitments that were not available for draw due to requirements for collateral availability or covenant conditions existing at June 30, 2010. The Company monitors line utilization daily and updates liquidity forecasts and funding plans.

At June 30, 2010 substantially all financing commitments were senior facilities, with approximately 49% secured by equipment or other assets and the remainder relying upon cash-flow or enterprise value. The vast majority of commitments are syndicated transactions. CIT is the lead agent in 37% of the facilities. Most of our undrawn and available financing commitments are in Corporate Finance with an average facility balance of $4.8 million. The top ten undrawn commitments totaled $419 million.

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

See Note 3 — Long-Term Borrowings, and Note 12 — Summarized Financial Information of Subsidiaries.

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

The first lien facilities are subject to a fair value collateral coverage covenant of 2.5x the outstanding loan balance tested quarterly and upon financing, disposition or release of certain collateral. At June 30, 2010, the coverage ratio was 4.3x.

As of June 30, 2010 we have repaid more than $3 billion of those facilities, $750 million in March 2010, $1.5 billion in April 2010 and $786 million in June 2010. We repaid approximately $455 million just after the second quarter-end, leaving $4 billion of the original $7.5 billion first lien debt outstanding.

On July 27th, we announced that we intend to explore refinancing the first lien facilities with investors. Our plan is to repay approximately $1 billion using cash and refinance the remaining $3 billion through a new first lien facility with an expected term of five years at a rate of LIBOR plus 4.5%, with a 1.75% floor. Necessary lender commitments were received on August 3rd and we expect the transaction to close the week of August 9th.

Series A and B Notes

The Series A Notes and Series B Notes are secured by second-priority (second lien) security interests in substantially all the assets securing the Facilities. The Series B Notes are further secured by Delaware Funding’s pledge of inter-company notes issued by CIT Financial Ltd., which are the primary assets of Delaware Funding.

The Series A and Series B Indentures likewise limit the ability of the Company, Delaware Funding and the Company’s restricted subsidiaries to make certain payments or investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale and leaseback transactions, pay dividends, sell assets, and enter into transactions with affiliates.

See Note 3 — Long-Term Borrowings for additional terms of the facilities and Note 12 — Summarized Financial Information of Subsidiaries for condensed consolidating financial statements of the Guarantors.

Secured Borrowings

At June 30, 2010, we had secured borrowings of $12.4 billion comprised largely of securitization financings. This amount declined from $13.2 billion and $14.3 billion at March 31, 2010 and December 31, 2009, respectively, as borrowings on the new facilities described below were more than offset by repayments on existing structures corresponding to receivable runoff.

At June 30, 2010, a total of $4,092.5 million, after fresh start accounting, of financing and leasing assets, comprised of $2,325.1 million in Corporate Finance, $625.7 million in Consumer and $1,141.7 million in commercial aerospace in Transportation Finance, were pledged in conjunction with $2,673.8 million in secured debt issued to investors under the $2,125 million Goldman Sachs International (GSI) facility. Amounts funded under the facility, net of cash collateral posted to GSI, totaled $1,667.5 million at June 30, 2010, as $818.7 million reported as unsecured counterparty receivable is owed to CIT from GSI for debt discount, return of cash collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structure. Collateral amounts required under this agreement will fluctuate with market values of the underlying securities. Actual terms of the facility, including facility usage and collateral coverage are measured on a pre-FSA basis.

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

On June 24, 2010, CIT closed a £100 million committed UK Vendor Finance conduit with Deutsche Bank as Administrative Agent. The revolving period expires June 2011.

On June 25, 2010, CIT closed a $650 million committed Trade Finance conduit with Citibank, N.A. as Administrative Agent and one additional bank as committed lenders. The revolving period expires June 2011.

Cash Sweep and Required Cash Sweep Payments

Under the terms of the Amended Credit Agreement, the Company is required to use certain cash collections to repay the Credit Facility and the Expansion Facility (the “First Lien Facilities”) and Series A Notes and Series B Notes (“Second Lien Notes”) on an accelerated basis (the “Cash Sweep”). The Company may use amounts in the Cash Sweep Accounts for certain designated purposes.

During the second quarter and just after the quarter close, CIT voluntarily used approximately $926 million of Cash Sweep balances to prepay first lien facilities. The cash in Cash Sweep account had a zero balance at the end of the quarter.

The Cash Sweep is described in detail in our Form 10-K for the year ended December 31, 2009.

Debt Ratings

Following the Company’s emergence from bankruptcy, our debt ratings were reestablished in April and May of 2010 as explained below.

On April 29, 2010, Standard & Poor’s Ratings Services (S&P) assigned a ‘B+/B’ counterparty credit rating to CIT with a positive outlook. At the same time, S&P assigned a ‘BB’ rating to the company’s First Lien Facilities, a ‘B+’ rating to the company’s Second Lien Notes and a ‘B’ rating to the unsecured debt.

On May 18, 2010 DBRS assigned a B (high) credit rating to CIT with a positive outlook. DBRS also assigned a BB (high) rating to the First Lien Facilities, a B (high) and BB (low) rating to the Second Lien Notes, respectively, and a B rating to the unsecured debt.

On May 21, 2010 Moody’s Investors Service (Moody’s) assigned a B3 credit rating to CIT with a stable outlook. Moody’s also assigned ratings of B1, B3 and Caa1 to the Company’s First Lien Facilities, Second Lien Notes and unsecured debt, respectively.

The debt ratings listed above remained unchanged as of August 2, 2010.

RISK WEIGHTED ASSETS

As a BHC, capital adequacy is based upon risk-weighted asset ratios in accordance with quantitative measures established by the Federal Reserve. Under these guidelines, certain commitments and off-balance sheet transactions are assigned asset equivalent balances, and together with on-balance sheet assets, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (for example U.S. Treasury Bonds) to 100% (for example commercial loans). The reconciliation of balance sheet assets to risk-weighted assets at June 30, 2010 and December 31, 2009 is presented below:

Risk Weighted Assets (dollars in millions)

	June 30, 2010	December 31, 2009(1)
Balance sheet assets	$54,916.8	$60,029.1
Risk weighting adjustments to balance sheet assets(2)	(16,508.2)	(15,846.4)
Off balance sheet items(3)	8,215.7	10,170.0

Risk-weighted assets	$46,624.3	$54,352.7

(1) Amounts reclassified to conform to the current quarter’s presentation.

(2) 2009 includes risk weighting for retained interests in securitized assets to reflect the associated off-balance sheet assets at December 31, 2009.

(3) Primarily reflects commitments to purchase aircraft and for unused lines of credit and letters of credit. See Note 8 — Regulatory Capital for more information.

REGULATORY CAPITALIZATION

Regulatory Capital and Ratios (dollars in millions)

Tier 1 Capital	CIT June 30, 2010	CIT March 31, 2010(1)	CIT December 31, 2009(1)
Total stockholders’ equity	$8,632.4	$8,527.8	$8,400.0
Effect of certain items in accumulated other
comprehensive loss excluded from Tier 1 Capital	(1.7)	(1.4)	–

Adjusted total equity	8,630.7	8,526.4	8,400.0
Less: Goodwill	(239.4)	(239.4)	(239.4)
Disallowed intangible assets	(168.5)	(201.5)	(225.1)
Investment in certain subsidiaries	–	–	(2.8)
Other Tier 1 components(2)	(88.5)	(93.4)	(98.5)

Tier 1 Capital	8,134.3	7,992.1	7,834.2
Tier 2 Capital
Qualifying reserve for credit losses	337.8	180.8	–
Other Tier 2 components(3)	1.0	0.8	–

Total qualifying capital	$8,473.1	$8,173.7	$7,834.2

Risk-weighted assets	$46,624.3	$50,788.3	$54,352.7

Tier 1 Capital Ratio	17.4%	15.7%	14.4%
Total Capital Ratio	18.2%	16.1%	14.4%

(1)	Amounts reclassified to conform to the current quarter’s presentation.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines and the Tier 1 capital charge for nonfinancial equity investments.

(3)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

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

At the above periods, both CIT and CIT Bank capital ratios were in excess of required and committed ratios.

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from what was described in our 2009 Annual Report on Form 10-K.

LEGISLATIVE DEVELOPMENTS

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law (the “Dodd-Frank Act”). The Dodd-Frank Act implements a variety of far-reaching changes and has been called the most sweeping reform of the financial services industry since the 1930’s. Many of the provisions of the Dodd-Frank Act could affect our ability to conduct our business, particularly with respect to the cost of capital, including:

  Imposition of higher prudential standards, including more stringent risk-based capital, leverage, liquidity and risk- management requirements, and numerous other requirements on “systemically significant institutions,” defined to include, among other things, all bank holding companies with assets of at least $50 billion (which would include CIT);

  Imposition of additional costs and fees, including fees to be set by the Federal Reserve and charged to “systemically significant institutions” to cover the cost of regulating such institutions and any FDIC assessment made to cover the costs of any regular or special examination of CIT Bank or its affiliates;

  Establishment of a consumer financial protection bureau with broad authority to implement new consumer protection regulations and to examine and enforce compliance with federal consumer laws;

  Application to bank holding companies of regulatory capital requirements similar to those applied to banks, which requirements exclude, on a phase-out basis, all trust preferred securities and cumulative preferred from Tier 1 capital (except for TARP Preferred securities, which will continue to qualify as Tier 1 capital);

  Prohibition of “proprietary trading” and limitation of the sponsorship of, and investment in, hedge funds and private equity funds by banking entities, including bank holding companies, such as CIT;

  Establishment of new derivatives standards to require greater transparency in over-the-counter derivatives markets and prohibiting insured depository institutions from conducting significant swaps-related activities; and

  Requiring anyone who organizes or initiates an asset-backed security transaction to retain a portion of the credit risk.

  Requiring the SEC, the Federal Reserve and other agencies to jointly issue rules requiring enhanced reporting and regulation of incentive-based compensation structures at regulated entities, including bank holding companies, banks, registered broker-dealers, and registered investment advisors; and

  Expanding the coverage and scope of the regulations that limit affiliate transactions within a banking organization.

Many provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known, including mandates requiring the Federal Reserve to establish compensation guidelines covering regulated financial institutions and standards for determining whether interchange fees charged by certain financial institutions are reasonable and proportional to the costs incurred by such institution. In addition, further legislative and regulatory changes are still being considered, including the so called “bank tax” on institutions with greater than $50 billion in assets, such as CIT.

The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions as well as any additional legislative or regulatory changes may impact the profitability of our business activities, require we change certain of our business practices, materially affect our business model or affect retention of key personnel, require us to raise additional regulatory capital, including additional Tier 1 capital, and could expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition.

Basel Committee on Banking Supervision

The Basel Committee on Banking Supervision (the “Basel Committee”) provides a forum for bank supervisory authorities from over two dozen countries to cooperate on banking supervisory matters. The regulatory guidelines currently applicable to bank holding companies are based on the Capital Accord of the Basel Committee (Basel I). We compute and report our capital ratios in accordance with the Basel (I) requirements for the purpose of assessing our capital adequacy. Bank regulators are phasing in revised regulatory capital guidelines based on the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee (Basel II).

Recent proposals published by the Basel Committee on Banking Supervision (the “Basel Committee”), if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios for financial institutions in general. In July and December 2009, the Basel Committee published proposals relating to, respectively, enhanced capital requirements for market risk and new capital and liquidity risk requirements for banks. If adopted, these proposals would generally impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital, including a minimum ratio of common equity to risk-based assets; more deductions from and adjustments to the common equity component of Tier 1 capital; increased capital charges for various assets and risk exposures; a more restrictive leverage ratio (capital to total assets) than currently applies to U.S. banks and bank holding companies; counter-cyclical measures such as provisioning for expected rather than incurred credit losses and restrictions on certain distributions such as dividends and discretionary bonus payments to the extent a bank or bank holding company does not maintain additional capital above the minimum requirements; and two new liquidity ratios designed to ensure that a bank or bank holding company has more highly liquid assets than expected net outflows in stressed conditions and access to more stable funding needed in stressed conditions.

SELECT QUARTERLY FINANCIAL DATA (dollars in millions, except per share data)

	At or for the Quarters Ended			At or for the Six Months Ended
	CIT		Predecessor CIT	CIT	Predecessor CIT
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Select Statement of Operations Data
Net interest revenue	$179.9	$211.2	$(19.1)	$391.1	$(36.6)
Provision for credit losses	(260.7)	(186.6)	(588.5)	(447.3)	(1,123.9)
Total other income	750.3	550.4	274.7	1,300.7	937.9
Total other expenses(1)	(456.0)	(435.4)	(1,272.9)	(891.4)	(1,717.5)
Net income (loss) available
(attributable) to common stockholders	$142.1	$97.3	$(1,679.4)	$239.4	$(2,082.6)
Per Common Share Data
Income (loss) per share from
continuing operations – diluted	$0.71	$0.49	$(4.30)	$1.19	$(5.34)
Book value per common share	$43.11	$42.63	$7.48
Tangible book value per common share	$41.07	$40.43	$7.48
Performance Ratios
Return on average common
stockholders’ equity	6.60%	4.60%	(161.3)%	5.58%	(90.0)%
Net finance revenue as a percentage of
average earning assets	4.03%	4.09%	1.10%	4.06%	1.11%
Return on average total assets	1.01%	0.66%	(9.08)%	0.83%	(5.48)%
Total ending equity to total ending
assets	15.72%	14.69%	8.61%
Selected Balance Sheet Data
Loans including receivables pledged	$28,883.2	$32,025.7	$48,730.3
Allowance for loan losses	(337.8)	(180.8)	(1,538.4)
Operating lease equipment, net	10,950.7	10,931.0	13,380.1
Goodwill and intangible assets, net	407.9	440.9	–
Total cash	10,666.4	10,015.6	4,467.7
Total assets	54,916.8	58,060.5	71,019.2
Total long-term borrowings and deposits	42,985.4	46,222.7	59,466.3
Total common stockholders’ equity	8,632.4	8,527.8	2,932.2
Total equity	8,633.9	8,529.0	6,118.0
Credit Quality(2)
Non-accrual loans as a percentage of
finance receivables	7.11%	6.03%	4.78%
Net charge-offs as a percentage of
average finance receivables	1.37%	0.49%	2.81%	0.91%	2.60%
Reserve for credit losses as a
percentage of finance receivables	1.17%	0.56%	3.16%
Financial Ratios
Tier 1 Capital	17.4%	15.7%	8.8%
Total Risk-based Capital	18.2%	16.1%	12.8%

(1) 2009 includes goodwill and intangible assets impairment charges of $692.4 million.

(2) 2010 metrics include the impact of FSA. See Credit Metrics for additional information.

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	CIT			CIT			Predecessor CIT

	June 30, 2010			March 31, 2010			June 30, 2009

	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)

Deposits with banks	$9,814.5	$4.6	0.19%	$9,498.6	$3.8	0.16%	$4,826.4	$6.3	0.52%
Investments(2)	348.5	1.7	1.95%	348.3	1.7	1.95%	475.0	1.7	1.43%
Loans and leases (including
held for sale)(3)(4)
U.S.	25,769.8	771.3	12.38%	27,891.0	811.1	12.00%	41,946.2	438.4	4.46%
Non-U.S.	5,678.5	215.9	15.25%	6,643.7	232.4	14.03%	8,519.6	168.1	7.92%

Total loans and leases(3)	31,448.3	987.2	12.91%	34,534.7	1,043.5	12.40%	50,465.8	606.5	5.08%

Total interest earning assets /
interest income(3)(4)	41,611.3	993.5	9.75%	44,381.6	1,049.0	9.64%	55,767.2	614.5	4.63%

Operating lease equipment,
net(5)
U.S. Operating lease
equipment, net(5)	5,002.2	82.3	6.58%	4,982.5	102.4	8.22%	6,327.0	67.6	4.27%
Non-U.S. operating lease
equipment, net(5)	5,971.3	158.4	10.61%	5,962.7	142.3	9.55%	6,913.3	119.3	6.90%

Total operating lease
equipment, net(5)	10,973.5	240.7	8.77%	10,945.2	244.7	8.94%	13,240.3	186.9	5.65%

Total earning assets (3)	$52,584.8	$1,234.2	9.55%	$55,326.8	$1,293.7	9.50%	$69,007.5	$801.4	4.83%

Non interest earning assets
Cash due from banks	255.7			371.5			331.0
Allowance for loan losses	(241.6)			(84.3)			(1,366.5)
All other non-interest
earning assets	3,546.6			3,601.9			6,006.2

Total Average Assets	$56,145.5			$59,215.9			$73,978.2

Average Liabilities
Borrowings
Deposits	$4,635.3	$28.9	2.49%	$4,921.3	$30.1	2.45%	$4,276.9	$37.4	3.50%
Long-term borrowings	39,595.0	784.7	7.93%	42,588.9	807.7	7.59%	56,588.3	596.2	4.21%

Total interest-bearing
liabilities	$44,230.3	$813.6	7.36%	$47,510.2	$837.8	7.05%	$60,865.2	$633.6	4.16%

U.S. credit balances of
factoring clients	851.5			850.1			2,657.0
Non-U.S. credit balances of
factoring clients	16.2			16.7			32.2
Non-interest bearing liabilities,
noncontrolling interests and
stockholders’ equity
Other liabilities	2,426.0			2,373.1			3,257.6
Noncontrolling interests	1.2			1.0			43.0
Stockholders’ equity	8,620.3			8,464.8			7,123.2

Total Average Liabilities
and Stockholders’ Equity	$56,145.5			$59,215.9			$73,978.2

Net revenue spread			2.19%			2.45%			0.67%
Impact of non-interest
bearing sources			1.06%			0.90%			0.34%

Net finance revenue/yield
on earning assets(3)		$420.6	3.25%		$455.9	3.35%		$167.8	1.01%

Six Month Average Balances(1) and Associated Income (dollars in millions)

	CIT			Predecessor CIT

	June 30, 2010			June 30, 2009

	Average Balance		Average Rate (%)	Average Balance		Average Rate (%)
		Interest			Interest

Deposits with banks	$9,650.5	$8.4	0.17%	$5,748.2	$16.0	0.56%
Investments(2)	349.6	3.4	1.95%	474.3	3.0	1.27%
Loans and leases (including held for
sale)(3)(4)
U.S.	26,810.7	1,582.4	12.19%	42,804.2	900.1	4.49%
Non-U.S.	6,123.3	448.3	14.68%	8,491.4	335.0	7.92%

Total loans and leases(3)	32,934.0	2,030.7	12.66%	51,295.6	1,235.1	5.08%

Total interest earning assets / interest
income(3)(4)	42,934.1	2,042.5	9.71%	57,518.1	1,254.1	4.58%

Operating lease equipment, net(5)
U.S. Operating lease equipment, net(5)	4,999.3	184.7	7.39%	6,280.5	151.4	4.82%
Non-U.S. operating lease equipment,
net(5)	5,963.2	300.7	10.09%	6,772.1	228.7	6.75%

Total operating lease equipment, net(5)	10,962.5	485.4	8.86%	13,052.6	380.1	5.82%

Total earning assets (3)	$53,896.6	$2,527.9	9.53%	$70,570.7	$1,634.2	4.82%

Non interest earning assets
Cash due from banks	313.2			409.8
Allowance for loan losses	(160.4)			(1,255.3)
All other non-interest earning assets	3,577.0			6,261.6

Total Average Assets	$57,626.4			$75,986.8

Average Liabilities
Borrowings
Deposits	$4,777.5	$59.0	2.47%	$3,352.6	$61.8	3.69%
Long-term borrowings	41,042.4	1,592.4	7.76%	58,939.7	1,228.9	4.17%

Total interest-bearing liabilities	$45,819.9	$1,651.4	7.21%	$62,292.3	$1,290.7	4.14%

U.S. credit balances of factoring
clients	848.8			2,674.8
Non-U.S. credit balances of factoring
clients	16.5			35.4
Non-interest bearing liabilities, noncontrolling interests and stockholders’ equity
Other liabilities	2,395.5			3,552.1
Noncontrolling interests	1.1			43.8
Stockholders’ equity	8,544.6			7,388.4

Total Average Liabilities and
Stockholders’ Equity	$57,626.4			$75,986.8

Net revenue spread			2.32%			0.68%
Impact of non-interest bearing sources			0.99%			0.33%

Net finance revenue/yield on earning
assets(3)		$876.5	3.31%		$343.5	1.01%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented.
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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We consider accounting estimates relating to the following to be critical in applying our accounting policies:

  Assumptions and estimates recorded upon adoption of fresh start accounting

  Reserve for Credit Losses

  Impaired Loans

  Fair Value Determinations

  Lease Residual Values

  Liabilities and Tax Reserves

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from what was described in our 2009 Annual Report on Form 10-K.

INTERNAL CONTROLS

The Internal Controls Committee is responsible for monitoring and improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“SARBOX”). The Committee, which is chaired by the Controller, and includes the Executive Vice President and Chief Financial Officer, the Executive Vice President, Internal Audit and other senior executives in finance, legal, risk management and information technology. See Item 4 Controls and Procedures.

NON-GAAP FINANCIAL MEASUREMENTS

The SEC adopted regulations that apply to public disclosure or release of material information that includes a non-GAAP financial measure. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk contain certain non-GAAP financial measures. Non-GAAP financial measures are meant to provide additional information and insight regarding operating results and financial position of the business and in certain cases to provide financial information that is presented to rating agencies and other users of financial information. These measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. See footnotes below the tables for additional explanation of non-GAAP measurements.

Non-GAAP Reconciliations (dollars in millions)

		December 31, 2009
	June 30, 2010

Earning assets(1)
Total financing and leasing portfolio assets	$40,406.4	$46,119.6
Credit balances of factoring clients	(877.3)	(892.9)

Earning assets	$39,529.1	$45,226.7

	Quarters Ended			Six Months Ended
	June 30,	March 31,	Predecessor CIT June 30,	June 30,
	2010	2010	2009	2010	Predecessor CIT 2009

Total net revenues(2)
Interest income	$993.5	$1,049.0	$614.5	$2,042.5	$1,254.1
Rental income on operating leases	419.7	418.2	473.5	837.9	948.7

Finance revenue	1,413.2	1,467.2	1,088.0	2,880.4	2,202.8
Interest expense	(813.6)	(837.8)	(633.6)	(1,651.4)	(1,290.7)
Depreciation on operating lease equipment	(179.0)	(173.5)	(286.6)	(352.5)	(568.6)

Net finance revenue	420.6	455.9	167.8	876.5	343.5
Other income	330.6	132.2	(198.8)	462.8	(10.8)

Total net revenues	$751.2	$588.1	$(31.0)	$1,339.3	$332.7

(1) Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(2) Total net revenues are the combination of net finance revenues and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance.

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

Item 4. Controls and Procedures

There have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the disclosure controls and procedures and have concluded that such procedures are effective as of June 30, 2010.

Part Two—Other Information

Item 1. Legal Proceedings

SECURITIES CLASS ACTION

In July and August 2008, two putative class action lawsuits were filed in the United States District Court for the Southern District of New York (the “New York District Court”) on behalf of CIT’s pre-reorganization stockholders against CIT, its former Chief Executive Officer and its former Chief Financial Officer. In August 2008, a putative class action lawsuit was filed in the New York District Court by a holder of CIT-PrZ equity units against CIT, its former CEO, former CFO and former Controller and members of its current and former Board of Directors. In May 2009, the Court consolidated these three shareholder actions into a single action and appointed Pensioenfonds Horeca & Catering as Lead Plaintiff to represent the proposed class, which consists of all acquirers of CIT common stock and PrZ preferred stock from December 12, 2006 through March 5, 2008, who allegedly were damaged, including acquirers of CIT-PrZ preferred stock pursuant to the October 17, 2007 offering of such preferred stock.

In July 2009, the Lead Plaintiff filed a consolidated amended complaint alleging violations of the Securities Exchange Act of 1934 (“1934 Act”) and the Securities Act of 1933 (“1933 Act”). Specifically, it is alleged that the Company, its former CEO, former CFO, former Controller, and a former Vice Chairman violated Section 10(b) of the 1934 Act by allegedly making false and misleading statements and omissions regarding CIT’s subprime home lending and student lending businesses. The allegations relating to the Company’s student lending business are based upon the assertion that the Company failed to account in its financial statements or, in the case of the preferred stockholders, its registration statement and prospectus, for private loans to students of a helicopter pilot training school, which it is alleged were highly unlikely to be repaid and should have been written off. The allegations relating to the Company’s home lending business are based on the assertion that the Company failed to fully disclose the risks in the Company’s portfolio of subprime mortgage loans. The Lead Plaintiff also alleges that the Company, its former CEO, former CFO and former Controller and those current and former Directors of the Company who signed the registration statement in connection with the October 2007 CIT-PrZ preferred offering violated the 1933 Act by making false and misleading statements concerning the Company’s student lending business as described above.

Pursuant to a Notice of Dismissal filed on November 24, 2009, CIT Group Inc. was dismissed as a defendant from the consolidated securities action. On June 10, 2010, the Court denied the individual defendants’ motion to dismiss the consolidated amended complaint. The action will continue as to the remaining defendants and CIT’s obligation to defend and indemnify such defendants continues. Plaintiffs seek, among other relief, unspecified damages and interest. CIT believes the allegations in these complaints are without merit.

PILOT TRAINING SCHOOL BANKRUPTCY

In February 2008, a helicopter pilot training school (the “Pilot School”) filed for bankruptcy and ceased operating. Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT engaged in the student lending business, had marketed and acquired private (non-government guaranteed) loans made to approximately 2,600 students of the Pilot School, which totaled approximately $196.8 million in principal and accrued interest as of December 31, 2007. SLX ceased marketing and acquiring new loans made to students of this school in September 2007.

After the Pilot School filed for bankruptcy and ceased operations, SLX voluntarily placed those students who were attending school at the time of the closure “in grace” such that no payments under their loans have been required to be made and no interest on their loans has been accruing. Multiple lawsuits, including putative class action lawsuits and collective actions, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws. SLX participated in a mediation with several lawyers representing student borrowers, and, ultimately, reached an agreement pursuant to which a nationwide class of students who were in attendance at the Pilot School when it closed will be formed for the purposes of settlement only, and their claims against SLX will be resolved. In November, 2009, the United States District Court for the Middle District of Florida preliminarily approved the proposed settlement agreement, stayed other similar litigation and set a number of dates, including March 22, 2010 as the date the final approval hearing would be held. Of the nearly 2,200 loans covered by the settlement, objections to the settlement were filed with respect to fewer than 3% of the loans and opt-outs were received with respect to fewer than 5% of the loans. The Attorneys General of several states also engaged in a review of the impact of the Pilot School’s closure on the student borrowers and any possible role of SLX. SLX cooperated in the review and reached agreement with twelve state Attorneys General, pursuant to which, among other things, the Attorneys General support the class settlement that has been preliminarily approved by the court. Following the March 22, 2010 hearing, the Court reserved decision on the final approval of the settlement.

SLX also completed a settlement of a mass action commenced by Pilot School students in Georgia, which is binding upon 37 SLX borrowers.

Most recently, approximately 80 class members who had opted out of the proposed settlement filed a collective action against SLX and the Pilot School’s former principal in Texas State Court.

The Company provided an allowance for credit losses in its pre-emergence financial statements for the estimate of loan forgiveness / net settlement, including legal fees. The allowance was eliminated and the loans were recorded at estimated fair value in connection with the Company’s implementation of FSA.

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

ITEM 1A. Risk Factors

For a discussion of certain risk factors affecting CIT, see Part I, Item 1A: Risk Factors, on pages 11–20 of CIT’s 2009 Annual Report on Form 10-K and Forward-Looking Statements on page 64 of this Form 10-Q.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of CIT equity securities were made during the 2010 second quarter and there were no such equity securities that may yet be purchased under any repurchase plans or programs.

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

10.3*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).
10.4*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 15, 2006).
10.5*	Employment Agreement, dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed September 5, 2006).
10.6*	Amendment to Employment Agreement, dated December 10, 2007, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 10.23 to Form 10-K filed February 29, 2008).
10.7*	Amendment to Employment Agreement, dated December 31, 2008, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 10.16 to form 10-K filed March 2, 2009).
10.8*	Form of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreement.
10.9*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreement.
10.10*	Form of CIT Group Inc. Long-Term Incentive Plan Deferred Cash Retention Award Agreement for executives with employment agreements.
10.11*	Form of CIT Group Inc. Long-Term Incentive Plan Deferred Cash Retention Award Agreement for executives without employment agreements.
10.12*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).
10.13*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).
10.14*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).
10.15*	Amended and Restated Employment Agreement, dated as of May 8, 2008, between CIT Group Inc. and Joseph M. Leone (incorporated by reference to Exhibit 10.31 to Form 10-Q filed May 12, 2008.
10.16*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and Joseph M. Leone (incorporated by reference to Exhibit 10.33 to Form 10-K filed March 2, 2009).

10.17*	Extension of Term of Employment Agreement dated as of December 18, 2009 between CIT Group Inc. and Joseph M. Leone.
10.18*	CIT Group Inc. Long-Term Incentive Plan 2010 Annual Stock Salary Agreement for Joseph M. Leone, effective January 1, 2010.
10.19*	Employment Agreement, dated June 16, 2008, between CIT Group Inc. and Alexander T. Mason (incorporated by reference to Exhibit 10.33 to Form 10-Q filed November 10, 2008).
10.20*	Letter Agreement between CIT Group Inc. and Alexander T. Mason, dated January 29, 2010.
10.21*	Letter Agreement between CIT Group Inc. and John A. Thain, effective February 8, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2010).
10.22*	Form of CIT Group Inc. Three Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 8, 2010).
10.23*	Form of CIT Group Inc. One Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 8, 2010).
10.24

Confirmation; Credit Support Annex and ISDA Schedule, each dated June 6, 2008 and between CIT Financial Ltd. and Goldman Sachs International evidencing a $3 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed November 10, 2008).

10.25

Letter Agreement, dated December 23, 2008, between CIT Group Inc. and the United States Department of the Treasury, and the Securities Purchase Agreement – Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 24, 2008).

10.26

Registration Rights Agreement, dated as of December 24, 2008, between CIT Group Inc., and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 31, 2008).

10.27

Order to Cease and Desist, in the matter of CIT Bank, Salt Lake City, Utah, dated July 16, 2009, issued by the Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 17, 2009).

10.28

Order to Cease and Desist, in the matter of CIT Bank, Salt Lake City, Utah, dated July 16, 2009, issued by the Utah Department of Financial Institutions (incorporated by reference to Exhibit 10.41 to Form 10-Q filed August 17, 2009).

10.29	Written Agreement, dated August 12, 2009, between CIT Group Inc. and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 13, 2009).
10.30

Amended and Restated Confirmation regarding Total Return Swap Facility, dated as of October 28, 2009, by and between CIT Financial Ltd. and Goldman Sachs International (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed May 13, 2010).

10.31	Form of CIT Group Inc. Two Year Restricted Stock Unit Award Agreement, dated July 29, 2010.
10.32	Letter Agreement between CIT Group Inc. and Scott T. Parker, dated June 2, 2010 (incorporated by reference to Exhibit 99.3 to Form 8-K filed July 6, 2010).
10.33	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Retention Award Agreement.
10.34	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement.
10.35	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting).
10.36	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting).
10.37	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (One Year Vesting).
10.38	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (Three Year Vesting).
10.39	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant).
10.40	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant).
12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
31.1

Certification of John A. Thain pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Scott T. Parker pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John A. Thain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Scott T. Parker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1

Senior Intercreditor and Subordination Agreement, dated as of December 10, 2009, among Bank of America, N.A., as First Lien Credit Facility Representative and First Lien Agent, Deutsche Bank Trust Company of America, as Series A Representative and Series A Collateral Agent and as Series B Representative and Series B Collateral Agent, CIT Group Funding Company of Delaware, LLC, as CIT Leasing Secured Party, and CIT and certain of its subsidiaries, as obligors (incorporated by reference to Exhibit 99.1 to Form 8-K/A filed May 13, 2010).

99.2

Junior Intercreditor Agreement, dated as of December 10, 2009, among Deutsche Bank Trust Company of America, as Series A Collateral Agent and as Series B Collateral Agent, CIT Group Funding Company of Delaware, LLC, as CIT Leasing Secured Party, and CIT and certain of its subsidiaries, as obligors (incorporated by reference to Exhibit 99.2 to Form 8-K/A filed May 13, 2010).

101.INS

XBRL Instance Document (Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, which is tagged as blocks of text.)

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
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

August 9, 2010

CIT GROUP INC.

/s/ Scott T. Parker

Scott T. Parker
Executive Vice President and
Chief Financial Officer