Form 10-K/A
period 2009-12-31
CIT GROUP INC
filed 2010-10-29
CIK 1171825

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

INTRODUCTORY NOTE

We are filing this Amendment to our Form 10-K for the fiscal year ended December 31, 2009, as amended by our Form 10-K/A filed March 18, 2010, to correct the signature line of the Report of Independent Registered Public Accounting Firm at December 31, 2009, and the Report of Independent Registered Public Accounting Firm at December 31, 2008 and for each of the three years in the period ended December 31, 2009. Both reports had been signed by the Independent Registered Public Accounting Firm, but the signature line was inadvertently omitted when the Form 10-K was filed.

As part of this Amendment, we are refiling “Item 8. Financial Statements and Supplementary Data”, including our consolidated financial statements as of and for the period ending December 31, 2009. Other than adding the signature line to each of the reports of the Independent Registered Public Accounting Firm, we have made no changes to Item 8.

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

10.3*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).

10.4	*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 15, 2006).

10.5	*	Employment Agreement, dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed September 5, 2006).

10.6	*	Amendment to Employment Agreement, dated December 10, 2007, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 10.23 to Form 10-K filed February 29, 2008).

10.7	*	Amendment to Employment Agreement, dated December 31, 2008, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 10.16 to form 10-K filed March 2, 2009).

10.8	*	Form of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 16, 2010).

10.9	*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.9 to Form 10-K filed March 16, 2010).

10.10	*	Form of CIT Group Inc. Long-Term Incentive Plan Deferred Cash Retention Award Agreement for executives with employment agreements (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 16, 2010).

10.11	*	Form of CIT Group Inc. Long-Term Incentive Plan Deferred Cash Retention Award Agreement for executives without employment agreements (incorporated by reference to Exhibit 10.11 to Form 10-K filed March 16, 2010).

10.12	*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).

10.13	*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).

10.14	*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.15	*	Amended and Restated Employment Agreement, dated as of May 8, 2008, between CIT Group Inc. and Joseph M. Leone (incorporated by reference to Exhibit 10.31 to Form 10-Q filed May 12, 2008).

10.16	*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and Joseph M. Leone (incorporated by reference to Exhibit 10.33 to Form 10-K filed March 2, 2009).

10.17	*	Extension of Term of Employment Agreement dated as of December 18, 2009 between CIT Group Inc. and Joseph M. Leone (incorporated by reference to Exhibit 10.17 to Form 10-K filed March 16, 2010).

10.18	*	CIT Group Inc. Long-Term Incentive Plan 2010 Annual Stock Salary Agreement for Joseph M. Leone, effective January 1, 2010 (incorporated by reference to Exhibit 10.18 to Form 10-K filed March 16, 2010).

10.19	*	Employment Agreement, dated June 16, 2008, between CIT Group Inc. and Alexander T. Mason (incorporated by reference to Exhibit 10.33 to Form 10-Q filed November 10, 2008).

10.20	*	Letter Agreement between CIT Group Inc. and Alexander T. Mason, dated January 29, 2010 (incorporated by reference to Exhibit 10.20 to Form 10-K filed March 16, 2010).

10.21	*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).

10.22	*	Extension of Term of Employment Agreement, dated as of November 24, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.36 to Form 10-K filed March 2, 2009).

10.23	*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).

10.24	*	Extension of Term of Employment Agreement, dated December 21, 2009, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.24 to Form 10-K filed March 16, 2010).

10.25	*	Letter Agreement between CIT Group Inc. and John A. Thain, effective February 8, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2010).

10.26	*	Form of CIT Group Inc. Three Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 8, 2010).

10.27	*	Form of CIT Group Inc. One Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 8, 2010).

10.28		Confirmation; Credit Support Annex and ISDA Schedule, each dated June 6, 2008 and between CIT Financial Ltd. and Goldman Sachs International evidencing a $3 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed November 10, 2008).

10.29		Letter Agreement, dated December 23, 2008, between CIT Group Inc. and the United States Department of the Treasury, and the Securities Purchase Agreement – Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 24, 2008).

10.30		Registration Rights Agreement, dated as of December 24, 2008, between CIT Group Inc., and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 10.1 to Form 8- K filed December 31, 2008).

10.31		Order to Cease and Desist, in the matter of CIT Bank, Salt Lake City, Utah, dated July 16, 2009, issued by the Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 17, 2009).

10.32		Order to Cease and Desist, in the matter of CIT Bank, Salt Lake City, Utah, dated July 16, 2009, issued by the Utah Department of Financial Institutions (incorporated by reference to Exhibit 10.41 to Form 10-Q filed August 17, 2009).

10.33		Written Agreement, dated August 12, 2009, between CIT Group Inc. and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 13, 2009).

10.34		Amended and Restated Confirmation regarding Total Return Swap Facility, dated as of October 28, 2009, by and between CIT Financial Ltd. and Goldman Sachs International (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 16, 2009).

12.1		CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to Form 10-K filed March 16, 2010).

21.1		Subsidiaries of CIT (incorporated by reference to Exhibit 21.1 to Form 10-K filed March 16, 2010).

23.1		Consent of PricewaterhouseCoopers LLP.

24.1		Powers of Attorney (incorporated by reference to Exhibit 24.1 to Form 10-K filed March 16, 2010).

31.1		Certification of John A. Thain pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Scott T. Parker pursuant to Rules 13a-15(e) and 15d-15(f) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John A. Thain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Scott T. Parker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of John A. Thain pursuant to Section 111(b)(4) of Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.1 to Form 10-K filed March 16, 2010).

99.2	Certification of Joseph M. Leone pursuant to Section 111(b)(4) of Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.2 to Form 10-K filed March 16, 2010).

*	Indicates a management contract or compensatory plan or arrangement.

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

October 29, 2010

CIT GROUP INC.

By: /s/ John A. Thain
John A. Thain
Chairman and Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on October 29, 2010 in the capacities indicated below.

NAME	NAME

/s/ John A. Thain	Gerald Rosenfeld*

John A. Thain	Gerald Rosenfeld
Chairman and Chief Executive Officer and Director	Director

Michael J. Embler*	John R. Ryan*

Michael J. Embler	John R. Ryan
Director	Director

William M. Freeman*	Seymour Sternberg*

William M. Freeman	Seymour Sternberg
Director	Director

Peter J. Tobin*

David M. Moffett	Peter J. Tobin
Director	Director

Arthur B. Newman*	Laura S. Unger*

Arthur B. Newman	Laura S. Unger
Director	Director

Daniel A. Ninivaggi*
/s/ Scott T. Parker
Daniel A. Ninivaggi
Director	Scott T. Parker
Executive Vice President and Chief Financial Officer
R. Brad Oates*	and Chief Accounting Officer

R. Brad Oates
Director

Marianne Miller Parrs*	*By: /s/ James P. Shanahan

Marianne Miller Parrs	James P. Shanahan
Director	Senior Vice President,
Chief Regulatory Counsel
Attorney-in-Fact

*

Original powers of attorney authorizing John A. Thain, Robert J. Ingato, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.